Form 10-Q
period 1996-06-30
OLYMPIC STEEL INC
filed 1996-07-19
CIK 917470

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

( X )    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996
                                                 -------------

(   )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-23320
                                                -------

                               OLYMPIC STEEL, INC.
             (Exact name of registrant as specified in its charter)

           Ohio                                       34-1245650
- ------------------------------                    ----------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification Number)

5080 Richmond Road, Bedford Heights, Ohio                 44146
- ----------------------------------------                ----------
(Address of principal executive offices)                (Zip Code)

        Registrant's telephone number, including area code (216) 292-3800
                                                           --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

              Class                         Outstanding as of July 18, 1996
- --------------------------------------      -------------------------------
    Common stock, without par value                   8,600,000


================================================================================




                                    1 of 12

                               OLYMPIC STEEL, INC.
                               INDEX TO FORM 10-Q

                                                                                                             PAGE NO.
                                                                                                         -----------------

PART I.            FINANCIAL INFORMATION
          ITEM 1.  FINANCIAL STATEMENTS
                   --------------------

                   Consolidated Balance Sheets - June 30, 1996 and                                              3
                     December 31, 1995

                   Consolidated Statements of Income - for the three and six months
                     ended June 30, 1996 and 1995                                                               4

                   Consolidated Statements of Cash Flows - for the six months
                     ended June 30, 1996 and 1995                                                               5

                   Notes to Consolidated Financial Statements                                                   6

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   -------------------------------------------------
                   CONDITION AND RESULTS OF OPERATIONS                                                       7-10
                   -----------------------------------


PART II.           OTHER INFORMATION

          ITEM 4.  Submission of Matters to a Vote of Security Holders                                         11

          ITEM 6.  Exhibits and Reports on Form 8-K                                                            11

SIGNATURES                                                                                                     12

                                    2 of 12

PART I.  FINANCIAL INFORMATION

                               OLYMPIC STEEL, INC.
                           CONSOLIDATED BALANCE SHEETS

                                 (in thousands)

                                                 June 30,   December 31,
                                                   1996         1995
                                                ---------    ---------
                                                (unaudited)
                         Assets

Cash                                            $   3,518    $   1,884
Accounts receivable                                15,821        7,405
Inventories                                       116,614      112,986
Prepaid expenses and other                          2,590        2,096
                                                ---------    ---------

   Total current assets                           138,543      124,371
                                                ---------    ---------

Property and equipment                             83,098       78,452
Accumulated depreciation                          (12,776)     (10,886)
                                                ---------    ---------

   Net property and equipment                      70,322       67,566
                                                ---------    ---------

Goodwill                                           10,005       10,135
                                                ---------    ---------

   Total assets                                 $ 218,870    $ 202,072
                                                =========    =========

                      Liabilities

Current portion of long-term debt               $   4,719    $   4,768
Accounts payable                                   26,961       15,220
Accrued payroll                                     3,964        2,922
Accrued and deferred income taxes                   2,420        3,246
Other accrued liabilities                           5,260        5,070
                                                ---------    ---------

   Total current liabilities                       43,324       31,226
                                                ---------    ---------

Revolving credit agreement                         51,671       51,338
Term loans                                         21,854       24,969
Industrial revenue bonds                            9,460        9,565
Taxable rate notes                                  7,900        7,900
                                                ---------    ---------

   Total long-term debt                            90,885       93,772
                                                ---------    ---------

Deferred income taxes                               3,090        3,090
                                                ---------    ---------

   Total liabilities                              137,299      128,088
                                                ---------    ---------

                  Shareholders' Equity

Preferred stock                                        --           --
Common stock                                       57,095       57,095
Retained earnings                                  24,476       16,889
                                                ---------    ---------

   Total shareholders' equity                      81,571       73,984
                                                ---------    ---------

   Total liabilities and shareholders' equity   $ 218,870    $ 202,072
                                                =========    =========


      The accompanying notes are an integral part of these balance sheets.


                                    3 of 12

                               OLYMPIC STEEL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                (in thousands, except per share and tonnage data)

                                            Three Months Ended      Six Months Ended
                                                 June 30,               June 30,
                                            -------------------   --------------------
                                              1996       1995       1996       1995
                                            --------   --------   --------   --------
                                                            (unaudited)
Tons sold

   Direct                                    268,318    238,862    525,529    489,023
   Tolling                                    40,543     40,854     77,763     92,264
                                            --------   --------   --------   --------
                                             308,861    279,716    603,292    581,287
                                            ========   ========   ========   ========


Net sales                                   $146,697   $142,095   $289,286   $291,153

Cost of sales                                113,882    114,752    225,545    233,798
                                            --------   --------   --------   --------
   Gross margin                               32,815     27,343     63,741     57,355

Operating expenses

   Warehouse and processing                    6,937      7,010     14,341     14,604
   Administrative and general                  6,286      5,460     12,377     11,033
   Distribution                                4,505      4,048      8,748      8,111
   Selling                                     3,571      3,441      7,037      7,068
   Occupancy                                     944        766      1,953      1,533
   Depreciation and amortization               1,027        905      2,021      1,576
                                            --------   --------   --------   --------
      Total operating expenses                23,270     21,630     46,477     43,925
                                            --------   --------   --------   --------

      Operating income                         9,545      5,713     17,264     13,430

Interest expense                               1,447      2,847      2,923      5,414
Receivable securitization expense                879         --      1,695         --
                                            --------   --------   --------   --------
   Income before taxes                         7,219      2,866     12,646      8,016

Income taxes                                   2,888      1,145      5,059      3,228
                                            --------   --------   --------   --------
      Net income                            $  4,331   $  1,721   $  7,587   $  4,788
                                            ========   ========   ========   ========
      Net income per share                  $   0.50   $   0.20   $   0.88   $   0.56
                                            ========   ========   ========   ========
      Weighted average shares outstanding      8,600      8,600      8,600      8,600
                                            ========   ========   ========   ========









        The accompanying notes are an integral part of these statements.

                                    4 of 12

                               OLYMPIC STEEL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED JUNE 30,

                                 (in thousands)

                                                                             1996        1995
                                                                           --------    --------
                                                                                 (unaudited)
Cash flows from operating activities:
   Net income                                                              $  7,587    $  4,788
   Adjustments to reconcile net income to net
      cash from (used for) operating activities-
         Depreciation                                                         1,891       1,463
         Amortization of goodwill                                               130         113
         Long-term deferred income taxes                                         --        (678)
                                                                           --------    --------
                                                                              9,608       5,686

Changes in working capital:
   Accounts receivable                                                       (8,726)    (10,741)
   Inventories                                                               (3,628)     (2,032)
   Prepaid expenses and other                                                  (494)       (225)
   Accounts payable                                                          11,741     (16,396)
   Accrued payroll and other accrued liabilities                              1,231       2,947
   Accrued and deferred income taxes                                           (826)     (2,161)
                                                                           --------    --------
                                                                               (702)    (28,608)
                                                                           --------    --------
      Net cash from (used for) operating activities                           8,906     (22,922)
                                                                           --------    --------

Cash flows from investing activities:
   Acquisition of Lafayette Steel (including working capital of $28,532)         --     (52,395)
   Temper mill facility and equipment                                          (893)     (5,192)
   Plate facility and equipment                                                  --      (2,063)
   Tubing facility and equipment                                                 --      (1,129)
   Lafayette facility expansion                                                (430)         --
   Additional plate processing equipment                                       (410)         --
   Other capital expenditures, net                                           (2,913)     (1,015)
                                                                           --------    --------
      Net cash used for investing activities                                 (4,646)    (61,794)
                                                                           --------    --------

Cash flows from financing activities:
   Revolving credit agreement                                                   333      69,065
   Proceeds from term loans                                                      --      16,100
   Repayment of long-term debt                                               (2,959)     (1,509)
   Unexpended industrial revenue bond funds                                      --       2,281
                                                                           --------    --------
      Net cash from (used for) financing activities                          (2,626)     85,937
                                                                           --------    --------

Cash:
   Net increase                                                               1,634       1,221
   Beginning balance                                                          1,884         718
                                                                           --------    --------
   Ending balance                                                          $  3,518    $  1,939
                                                                           ========    ========

        The accompanying notes are an integral part of these statements.


                                    5 of 12

                               OLYMPIC STEEL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1996


The accompanying consolidated financial statements have been prepared from the financial records of Olympic Steel, Inc. (Olympic or the Company) and its wholly-owned subsidiaries, without audit and reflect all adjustments which are, in the opinion of management, necessary to fairly present the results of the interim periods covered by this report. All significant intercompany transactions and balances have been eliminated in consolidation.

(1) EARNINGS PER SHARE:

Earnings per share have been calculated based on the weighted average shares outstanding during each of the periods presented. Primary and fully diluted earnings per share are the same as the effect of dilutive outstanding stock options was immaterial.

(2) LONG-TERM DEBT:

Interest rates under the Company's various credit agreements are generally based on prime or LIBOR plus a premium determined quarterly, which varies with the Company's operating performance and financial leverage. Borrowing rates for the first five months of 1996 were prime plus 1% and LIBOR plus 2%. Commencing June 1, 1996, rates decreased to prime plus .5% and LIBOR plus 1.5%. The majority of the Company's borrowings are based on the LIBOR option. The overall effective interest rate for all debt for both the three and six month periods ended June 30, 1996 amounted to 7.4%, compared to 7.7% and 7.6%, respectively, in 1995.

Included in the revolving credit balances on the accompanying consolidated balance sheets are $12.7 million and $9.8 million of checks issued that have not cleared the bank as of June 30, 1996 and December 31, 1995, respectively.

(3)  SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid during the six months ended June 30, 1996 and 1995 totaled $3.2 million and $5.4 million, respectively. Income taxes paid during the six months ended June 30, 1996 and 1995 totaled $6.1 million and $6.0 million, respectively.



                                    6 of 12

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

         The Company's results of operations are affected by numerous external factors, such as general economic and political conditions, competition, and steel pricing and availability.

         Olympic sells a broad range of products, many of which have different gross margins. Products that have more value-added processing generally have a greater gross margin. Accordingly, the Company's overall gross margin is affected by product mix and the amount of processing performed, as well as volatility in selling prices and material purchase costs. The Company performs significant toll processing of customer-owned steel, primarily through its Lafayette Steel operation. Toll processing generally results in lower selling prices and gross margin dollars per ton but higher gross margin percentages than the Company's historical direct sales.

         Financing costs include interest expense on debt and costs associated with the $65 million trade accounts receivable securitization program which commenced in December 1995 (the Financing Costs). Interest rates paid by the Company under its Credit Agreement, dated December 29, 1994, as amended (the Credit Facility) are generally based on prime or LIBOR plus a premium (the Premium) determined quarterly, which varies with the Company's operating performance and financial leverage. Receivable securitization costs are based on commercial paper rates calculated on the amount of receivables sold.

         The Company sells certain products internationally, primarily in Mexico and Puerto Rico. All international sales and payments are made in United States dollars. These sales historically involve the Company's direct representation of steel producers and may be covered by letters of credit or trade receivable insurance. Typically, international sales are more transactional in nature with lower gross margins than domestic sales. Domestic steel producers generally supply domestic customers before meeting foreign demand, particularly during periods of supply constraints. As a result, domestic and international sales tend to be countercyclical.

         Because the Company conducts its operations generally on the basis of short-term orders, backlog is not a meaningful indicator of future performance.



                                    7 of 12

RESULTS OF OPERATIONS

         Tons sold increased 10.4% to 308,861 in the second quarter of 1996 from 279,716 in the second quarter of 1995, and 3.8% in the first half of 1996 to 603,292 from 581,287 in the first half of 1995. Tons sold in the second quarter of 1996 include 268,318 from direct sales and 40,543 from toll processing, compared with 238,862 direct tons and 40,854 tolling tons in the comparable periods of last year. Tons sold in the first half of 1996 include 525,529 from direct sales and 77,763 from toll processing, compared with 489,023 direct tons and 92,264 tolling tons in the comparable periods of last year. Substantially all tolling tons were processed by Lafayette Steel.

         Net sales increased 3.2% to $146.7 million for the second quarter of 1996 from $142.1 million for the second quarter of 1995. For the first half, net sales decreased 0.6% to $289.3 million from $291.2 million in the 1995 period. The decrease in net sales for the six month period is attributable to a 4.2% decline in average selling prices between years, partially offset by an increase in tons sold. International sales represented 5.7% and 5.3% of consolidated net sales for the three and six month periods ended June 30, 1996, compared to 1.8% and 1.7%, respectively, for the 1995 periods.

         As a percentage of net sales, gross margin increased to 22.4% for the second quarter of 1996 from 19.2% for 1995. For the six month period, gross margin increased to 22.0% in 1996 from 19.7% in 1995. The margin increases reflect the impact of centralized steel purchasing efforts and an increased amount of higher value-added plate processing and tempering performed in 1996, partially offset by lower tolling sales and increased international sales in 1996.

         As a percentage of net sales, operating expenses increased to 15.9% for the second quarter of 1996 from 15.2% for 1995, and to 16.1% for the first six months of 1996 from 15.1% in 1995. The increases are primarily due to lower average selling prices in 1996, and incremental costs associated with the new Cleveland temper mill and Minneapolis plate processing facilities, expansion of Philadelphia plate processing, and higher management information systems expenditures.


                                    8 of 12

         Financing Costs decreased to $2.3 million for the second quarter of 1996 from $2.8 million in 1995, and to $4.6 million for the first half of 1996 from $5.4 million in 1995. The decreases are attributable to lower average borrowings outstanding primarily as a result of lower inventory levels in 1996, lower effective borrowing rates in 1996, and rate savings associated with the receivable securitization program implemented in December 1995. The Company's effective borrowing rate for both the second quarter and first half of 1996 was 7.4%, compared to 7.7% and 7.6%, respectively, in the comparable periods of 1995. These reductions were offset by interest costs associated with the temper mill equipment and facility financing that were expensed in 1996. Such costs were capitalized during the 1995 construction period.

         Pretax income for the second quarter of 1996 increased 151.9% to $7.2 million from $2.9 million for 1995. For the first six months of 1996, pretax income increased 57.8% to $12.6 million from $8.0 million for 1995. Income taxes approximated 40% of pretax income for all periods presented. Net income for the second quarter of 1996 increased 151.7% to $4.3 million, or $.50 per share, from $1.7 million, or $.20 per share for 1995. Net income for the first six months of 1996 increased 58.5% to $7.6 million, or $.88 per share, from $4.8 million, or $.56 per share in the 1995 period.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal capital requirement is to fund its growth, including strategic acquisitions, the purchase and upgrading of processing equipment and services, the construction and upgrading of related facilities and additional working capital. The Company uses cash generated from operations, long-term debt obligations, proceeds from the Company's accounts receivable securitization program and sale and leaseback transactions to fund these requirements. Historically, the Company has used revolving credit borrowings under its Credit Facility to finance its working capital requirements and has financed acquisitions and capital additions from the proceeds of long-term indebtedness.

         Net cash from operating activities primarily represents net income plus non-cash charges for depreciation and amortization, and changes in working capital. During the first six months of 1996, $8.9 million of net cash was provided by operating activities, consisting of $9.6 million of net income and non-cash charges, offset by $0.7 million of cash used for working capital purposes.

         As of June 30, 1996, $57 million of eligible receivables were sold under the Company's accounts receivable securitization program, compared to $53.7 million at December 31, 1995. The amount of trade receivables sold by the Company typically changes monthly depending upon the level of defined eligible receivables available for sale at each month end.


                                    9 of 12

         Working capital at June 30, 1996 increased $2.1 million or 2.2% since December 31, 1995. The increase is primarily attributable to increases in inventory and accounts receivable offset in part by an increase in accounts payable due to the timing of inventory purchases.

         During the first half of 1996, net cash used for investing activities consisted of $4.6 million of capital expenditures, primarily related to completion of the temper mill facility, construction of additional office space, commencement of a 72,000 square foot expansion of Lafayette Steel's existing facility (scheduled for completion by the end of 1996), the purchase of two additional plasma burning tables, and upgrading the Company's information systems. Cash flows used for financing activities in the first half of 1996 consists of net debt repayments of $2.6 million.

         Approximately $21.5 million in unused revolving credit borrowing availability existed under the Credit Facility at June 30, 1996. The Credit Facility, which matures on June 30, 1998, contains restrictive covenants which require minimum net worth levels, maintenance of certain financial ratios and limitations on capital expenditures. The Company has remained in compliance with these covenants since the inception of the Credit Facility.

         The Company has filed a registration statement with the Securities and Exchange Commission to offer 2.5 million shares of common stock in a public offering (the Offering). The Company anticipates completing the Offering in August 1996, and intends to use the net proceeds therefrom to repay the term loans and a portion of its revolving credit borrowings under the Credit Facility.

         The Company believes that funds available under the Credit Facility, other credit and financing agreements and funds generated from operations will be sufficient to provide the Company with the liquidity necessary to fund its anticipated working capital requirements and capital expenditure requirements over the next 12 months. Capital requirements are subject to change as business conditions warrant and opportunities arise. In connection with its internal and external expansion strategies, the Company may from time to time seek additional funds to finance other new facilities and significant improvements to processing equipment to respond to customers' demands.


                                    10 of 12

         When used in the preceding discussion, the words "believes", "intends" and other similar expressions are intended to identify forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Specific risks and uncertainties include, but are not limited to, general business and economic conditions; competitive factors such as the availability and pricing of steel and fluctuations in demand, specifically in the automotive market; potential equipment malfunction; and construction delays. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date hereof.


PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
         (a) The Company's annual meeting of shareholders was held on April 26,1996.

         (b) At the annual meeting, the Company's shareholders elected Bruce S. Adelstein, R. Louis Schneeberger, and Martin H. Elrad as Directors for a two-year term which expires at the annual meeting of shareholders in 1998.

         The term of office of Michael D. Siegal, David A. Wolfort, Thomas M. Forman and Janice M. Margheret, as Directors, continued after the 1996 meeting; such term expires at the annual shareholders meeting in 1997.

         (c) At the annual meeting, the Company's shareholders ratified the appointment of Arthur Andersen, LLP as auditors of the Company for 1996. The holders of 7,978,835 shares of Common Stock voted to ratify the appointment, the holders of 8,300 shares voted against the ratification, and the holders of 1,904 shares abstained.

         The following tabulation represents voting for the Directors:

                                                    For               Withheld Authority
                                            --------------------      ------------------
           Bruce S. Adelstein                    7,967,689                  21,350
           R. Louis Schneeberger                 7,967,389                  21,650
           Martin H. Elrad                       7,967,689                  21,350

Item 6.   Exhibits and Reports on Form 8-K
          Exhibit 27 - Financial Data Schedule


                                    11 of 12

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                        OLYMPIC STEEL, INC.
                                        (Registrant)



Date: July 19, 1996                     By:  /s/ R. LOUIS SCHNEEBERGER
                                             --------------------------
                                             R. LOUIS SCHNEEBERGER
                                             Chief Financial Officer


                                        By:  /s/ RICHARD T. MARABITO
                                             --------------------------
                                             RICHARD T. MARABITO
                                             Treasurer and Corporate Controller
                                             (Principal Accounting Officer)


                                    12 of 12