Form 10-Q
period 1996-09-30
OLYMPIC STEEL INC
filed 1996-11-04
CIK 917470

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

( X )    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996
                                               ------------------

(    )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-23320
                                                -------
                               OLYMPIC STEEL, INC.
             (Exact name of registrant as specified in its charter)

             Ohio                                        34-1245650
             ----                                        ----------
(State  or  other jurisdiction of                     (I.R.S. Employer
incorporation  or organization)                     Identification Number)

5080 Richmond Road, Bedford Heights, Ohio                         44146
-----------------------------------------                         -----
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

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

              Class                          Outstanding as of November 1, 1996
 --------------------------------------      ----------------------------------
Common stock, without par value                           10,692,000



                                     1 OF 13

                               OLYMPIC STEEL, INC.
                               INDEX TO FORM 10-Q

                                                                                                 PAGE NO.
                                                                                              --------------

PART I.            FINANCIAL INFORMATION

         ITEM 1.   FINANCIAL STATEMENTS

                   Consolidated Balance Sheets - September 30, 1996 and
                     December 31, 1995                                                                     3

                   Consolidated Statements of Income - for the three and nine months
                     ended September 30, 1996 and 1995                                                     4

                   Consolidated Statements of Cash Flows - for the nine months
                     ended September 30, 1996 and 1995                                                     5

                   Notes to Consolidated Financial Statements                                            6-7

         ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS                                                  8-12

PART II.           OTHER INFORMATION

         ITEM 6.   Exhibits and Reports on Form 8-K                                                       12

SIGNATURES                                                                                                13




                                    2 OF 13

PART I.  FINANCIAL INFORMATION

                               OLYMPIC STEEL, INC.

                           CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                       SEPTEMBER 30,   DECEMBER 31,
                                                          1996             1995
                                                      --------------  ---------------

                                                       (UNAUDITED)

                      ASSETS

CASH                                                       $  3,982        $   1,884
ACCOUNTS RECEIVABLE                                          17,493            7,405
INVENTORIES                                                 117,561          112,986
PREPAID EXPENSES AND OTHER                                    2,371            2,096
                                                      --------------  ---------------

   TOTAL CURRENT ASSETS                                     141,407          124,371
                                                      --------------  ---------------

PROPERTY AND EQUIPMENT                                       89,073           78,452
ACCUMULATED DEPRECIATION                                    (13,756)         (10,886)
                                                      --------------  ---------------

   NET PROPERTY AND EQUIPMENT                                75,317           67,566
                                                      --------------  ---------------

GOODWILL                                                      9,940           10,135
                                                      --------------  ---------------

   TOTAL ASSETS                                            $226,664         $202,072

                                                      ==============  ===============

                   LIABILITIES

CURRENT PORTION OF LONG-TERM DEBT                         $   1,894         $  4,768
ACCOUNTS PAYABLE                                             25,396           15,220
ACCRUED PAYROLL                                               4,875            2,922
ACCRUED AND DEFERRED INCOME TAXES                             2,117            3,246
OTHER ACCRUED LIABILITIES                                     3,380            5,070
                                                      --------------  ---------------

   TOTAL CURRENT LIABILITIES                                 37,662           31,226
                                                      --------------  ---------------

REVOLVING CREDIT AGREEMENT                                   32,918           51,338
TERM LOANS                                                      651           24,969
INDUSTRIAL REVENUE BONDS                                      9,460            9,565
TAXABLE RATE NOTES                                            7,900            7,900
                                                      --------------  ---------------

   TOTAL LONG-TERM DEBT                                      50,929           93,772
                                                      --------------  ---------------

DEFERRED INCOME TAXES                                         3,872            3,090
                                                      --------------  ---------------

   TOTAL LIABILITIES                                         92,463          128,088
                                                      --------------  ---------------

               SHAREHOLDERS' EQUITY

PREFERRED STOCK                                                   -                -
COMMON STOCK                                                106,195           57,095
RETAINED EARNINGS                                            28,006           16,889
                                                      --------------  ---------------

   TOTAL SHAREHOLDERS' EQUITY                               134,201           73,984
                                                      --------------  ---------------

   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $226,664         $202,072

                                                      ==============  ===============


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE BALANCE SHEETS.


                                     3 OF 13

                               OLYMPIC STEEL, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                (IN THOUSANDS, EXCEPT PER SHARE AND TONNAGE DATA)

                                                            THREE MONTHS ENDED                NINE MONTHS ENDED
                                                              SEPTEMBER 30,                     SEPTEMBER 30,

                                                      -------------------------------  --------------------------------
                                                          1996             1995             1996             1995
                                                      -------------- ----------------  ---------------  ---------------

                                                                                (UNAUDITED)

TONS SOLD

   DIRECT                                                   249,644          219,813          775,173          708,836
   TOLLING                                                   35,593           27,952          113,356          120,216
                                                      --------------  ---------------  ---------------  ---------------

                                                            285,237          247,765          888,529          829,052
                                                      ==============  ===============  ===============  ===============


NET SALES                                                  $134,971         $132,673         $424,257         $423,826

COST OF SALES                                               104,568          107,786          330,113          341,584
                                                      --------------  ---------------  ---------------  ---------------

   GROSS MARGIN                                              30,403           24,887           94,144           82,242

OPERATING EXPENSES

   WAREHOUSE AND PROCESSING                                   7,613            6,887           21,954           21,491
   ADMINISTRATIVE AND GENERAL                                 6,304            4,936           18,681           15,969
   DISTRIBUTION                                               4,082            3,984           12,830           12,095
   SELLING                                                    3,198            3,262           10,235           10,330
   OCCUPANCY                                                    898              745            2,851            2,278
   DEPRECIATION AND AMORTIZATION                              1,045              804            3,066            2,380
                                                      --------------  ---------------  ---------------  ---------------

      TOTAL OPERATING EXPENSES                               23,140           20,618           69,617           64,543
                                                      --------------  ---------------  ---------------  ---------------

      OPERATING INCOME                                        7,263            4,269           24,527           17,699

INTEREST EXPENSE                                                899            2,894            3,822            8,308
RECEIVABLE SECURITIZATION EXPENSE                               848                -            2,543                -
                                                      --------------  ---------------  ---------------  ---------------

   INCOME BEFORE TAXES                                        5,516            1,375           18,162            9,391

INCOME TAXES                                                  1,986              540            7,045            3,768
                                                      --------------  ---------------  ---------------  ---------------

      NET INCOME                                           $  3,530        $     835       $   11,117         $  5,623
                                                      ==============  ===============  ===============  ===============

      NET INCOME PER SHARE                                 $   0.36        $    0.10       $     1.23        $    0.65
                                                      ==============  ===============  ===============  ===============

      WEIGHTED AVERAGE SHARES OUTSTANDING                     9,801            8,600            9,003            8,600
                                                      ==============  ===============  ===============  ===============




        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.


                                    4 OF 13

                               OLYMPIC STEEL, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,

                                 (IN THOUSANDS)

                                                                                1996            1995
                                                                            --------------  --------------

                                                                                     (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:

   NET INCOME                                                                 $   11,117         $  5,623
   ADJUSTMENTS TO RECONCILE NET INCOME TO NET
      CASH FROM (USED FOR) OPERATING ACTIVITIES-

         DEPRECIATION                                                              2,871            2,211
         AMORTIZATION OF GOODWILL                                                    195              169
         LONG-TERM DEFERRED INCOME TAXES                                             782           (1,153)
                                                                            --------------  --------------

                                                                                  14,965            6,850

CHANGES IN WORKING CAPITAL:

   ACCOUNTS RECEIVABLE                                                           (10,398)          (9,538)
   INVENTORIES                                                                    (4,575)          11,995
   PREPAID EXPENSES AND OTHER                                                       (275)            (146)
   ACCOUNTS PAYABLE                                                               10,176          (16,154)
   ACCRUED PAYROLL AND OTHER ACCRUED LIABILITIES                                     263            2,124
   ACCRUED AND DEFERRED INCOME TAXES                                              (1,129)          (1,255)
                                                                            --------------  --------------

                                                                                  (5,938)         (12,974)

                                                                            --------------  --------------

      NET CASH FROM (USED FOR) OPERATING ACTIVITIES                                9,027           (6,124)
                                                                            --------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   ACQUISITION OF LAFAYETTE STEEL (INCLUDING WORKING CAPITAL OF $28,532)               -          (52,395)
   TEMPER MILL FACILITY AND EQUIPMENT                                             (1,176)          (6,795)
   LAFAYETTE FACILITY EXPANSION                                                   (2,013)               -
   PURCHASE OF PREVIOUSLY LEASED PROCESSING EQUIPMENT                             (1,855)               -
   PLATE FACILITY AND PROCESSING EQUIPMENT                                          (623)          (2,063)
   TUBING FACILITY AND EQUIPMENT                                                       -           (1,154)
   OTHER CAPITAL EXPENDITURES, NET                                                (4,955)          (1,296)
                                                                            --------------  --------------

      NET CASH USED FOR INVESTING ACTIVITIES                                     (10,622)         (63,703)
                                                                            --------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:

   NET PROCEEDS FROM SALE OF COMMON STOCK                                         49,100                -
   REVOLVING CREDIT AGREEMENT                                                    (18,420)          56,753
   PROCEEDS FROM TERM LOANS                                                            -           16,100
   REPAYMENT OF LONG-TERM DEBT                                                   (26,987)          (2,311)
   UNEXPENDED INDUSTRIAL REVENUE BOND FUNDS                                            -            2,281
                                                                            --------------  --------------

      NET CASH FROM FINANCING ACTIVITIES                                           3,693           72,823
                                                                            --------------  --------------

CASH:

   NET INCREASE                                                                    2,098            2,996
   BEGINNING BALANCE                                                               1,884              718
                                                                            --------------  --------------

   ENDING BALANCE                                                                $ 3,982          $ 3,714
                                                                            ==============  ==============

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.


                                     5 OF 13

                               OLYMPIC STEEL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1996

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

(1) PUBLIC SALE OF COMMON STOCK:

The Company completed the sale of 2,084,000 shares of common stock in August, 1996. The net proceeds of $49.1 million were used to repay borrowings outstanding under the Company's bank credit agreement.

(2) EARNINGS PER SHARE:

Earnings per share have been calculated based on the weighted average shares outstanding during each of the periods presented. Primary and fully diluted earnings per share are the same as the effect of dilutive outstanding stock options was immaterial. Shares outstanding for the periods presented were 8,600,000 through August 8, 1996, and 10,684,000 thereafter.

(3) LONG-TERM DEBT:

On October 4, 1996, the Company entered into a new credit agreement with a bank group. The credit facility consists of an unsecured revolving credit component of $50 million and letter of credit commitments of approximately $77.2 million. The agreement expires on June 30, 1999. Each year the Company may request to extend the agreement expiration date one year with the approval of the bank group.


                                    6 OF 13

Interest rates under the Company's various credit agreements are generally based on prime or LIBOR plus a premium determined quarterly, which varies with the Company's operating performance and financial leverage. Borrowing rates for the first nine months of 1996 averaged prime plus .78% and LIBOR plus 1.78%. Commencing October 4, 1996, rates decreased to prime and LIBOR plus .75%. The majority of the Company's borrowings are based on the LIBOR option. The overall effective interest rate for all debt for the three and nine month periods ended September 30, 1996 amounted to 6.7% and 7.2%, respectively, compared to 7.8% and 7.7%, respectively, in 1995.

Included in the revolving credit balances on the accompanying consolidated balance sheets are $12.9 million and $9.8 million of checks issued that have not cleared the bank as of September 30, 1996 and December 31, 1995, respectively.

(4) SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid during the nine months ended September 30, 1996 and 1995 totaled $4.0 million and $8.8 million, respectively. Income taxes paid during the nine months ended September 30, 1996 and 1995 totaled $7.7 million and $6.0 million, respectively.

                                    7 OF 13

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

         In August 1996, the Company completed the sale of 2.1 million shares of common stock in a public offering (the Offering). The net proceeds therefrom, which totaled $49.1 million, were used to repay outstanding bank debt.

         Financing costs include interest expense on debt and costs associated with the Company's $65 million trade accounts receivable securitization program which commenced in December 1995 (the Financing Costs). Interest rates paid by the Company under its credit agreement, dated October 4, 1996, (the Credit Facility) are generally based on prime or LIBOR plus a premium (the Premium) determined quarterly, which varies with the Company's operating performance and financial leverage. Receivable securitization costs are based on commercial paper rates calculated on the amount of receivables sold.

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


                                    8 OF 13

         Because the Company conducts its operations generally on the basis of short-term orders, backlog is not a meaningful indicator of future performance.

RESULTS OF OPERATIONS

         Tons sold increased 15.1% to 285 thousand in the third quarter of 1996 from 248 thousand in the third quarter of 1995, and increased 7.2% in the first nine months of 1996 to 889 thousand from 829 thousand in 1995. Tons sold in the third quarter of 1996 include 250 thousand from direct sales and 35 thousand from toll processing, compared with 220 thousand direct tons and 28 thousand tolling tons in the comparable period last year. Tons sold in the first nine months of 1996 include 775 thousand from direct sales and 114 thousand from toll processing, compared with 709 thousand direct tons and 120 thousand tolling tons in the comparable period last year. Substantially all tolling tons were processed by Lafayette Steel.

         Net sales increased 1.7% to $135.0 million for the third quarter of 1996 from $132.7 million for the third quarter of 1995. For the first nine months, net sales increased slightly to $424.3 million from $423.8 million in the 1995 period. Average selling prices have declined between years, particularly for stainless steel products. International sales represented 5.1% and 5.3% of consolidated net sales for the three and nine month periods ended September 30, 1996, compared to 6.3% and 3.1%, respectively, for the 1995 periods.

         As a percentage of net sales, gross margin increased to 22.5% for the third quarter of 1996 from 18.8% for 1995. For the nine month period, gross margin increased to 22.2% in 1996 from 19.4% in 1995. The 1996 margin increases reflect the impact of centralized steel purchasing efforts, improved inventory turns, and an increase in higher value-added processing. Third quarter margins were also enhanced as a result of increased tolling and lower international sales in the current year period as compared to last year's third quarter.

         As a percentage of net sales, operating expenses increased to 17.1% for the third quarter of 1996 from 15.5% for 1995, and to 16.4% for the first nine months of 1996 from 15.2% in 1995. The increases are attributable to lower average selling prices in 1996, as on a per ton basis, operating expenses actually declined in comparison to the prior year periods. Operating expenses in the 1996 periods include incremental costs associated with the new Cleveland temper mill and Minneapolis plate processing facilities, expansion of Philadelphia plate processing, and increased management information systems expenditures.

                                    9 OF 13

         Financing Costs decreased to $1.7 million for the third quarter of 1996 from $2.9 million in 1995, and to $6.4 million for the first nine months of 1996 from $8.3 million in 1995. The decreases are attributable to lower average borrowings outstanding in 1996 primarily as a result of the Offering and lower inventory levels, lower effective borrowing rates in 1996, and rate savings associated with the receivable securitization program implemented in December 1995. The Company's effective borrowing rates for the third quarter and first nine months of 1996 were 6.7% and 7.2%, respectively, compared to 7.8% and 7.7%, respectively, in the comparable periods of 1995. These reductions were offset by interest costs associated with the temper mill equipment and facility financing that were capitalized during the 1995 construction period.

         Pretax income for the third quarter of 1996 increased 301.2% to $5.5 million from $1.4 million for 1995. For the first nine months of 1996, pretax income increased 93.4% to $18.2 million from $9.4 million for 1995. Income taxes approximated 36% and 38.8% of pretax income for the third quarter and first nine months of 1996, respectively, compared to 39.3% and 40.1% for the comparable 1995 periods.

         Net income for the third quarter of 1996 increased 322.8% to $3.5 million, or $.36 per share, from $.8 million, or $.10 per share for 1995. Net income for the first nine months of 1996 increased 97.7% to $11.1 million, or $1.23 per share, from $5.6 million, or $.65 per share in the 1995 period. As a result of the Offering, weighted average shares outstanding increased from 8.6 million for the 1995 periods to 9.8 million for the third quarter and 9.0 million for the first nine months of 1996.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal capital requirement is to fund its growth, including strategic acquisitions, the purchase and upgrading of processing equipment and services, the construction and upgrading of related facilities and additional working capital. The Company uses cash generated from operations, long-term debt obligations, proceeds from the Company's accounts receivable securitization program and leasing transactions to fund these requirements. Historically, the Company has used revolving credit borrowings under its Credit Facility to finance its working capital requirements and has financed acquisitions and capital additions from the proceeds of long-term indebtedness or leases.

                                    10 OF 13

         Net cash from operating activities primarily represents net income plus non-cash charges for depreciation and amortization, and changes in working capital. During the first nine months of 1996, $9.0 million of net cash was provided by operating activities, consisting of $14.9 million of net income and non-cash charges, offset by $5.9 million of cash used for working capital purposes.

         As of September 30, 1996, $53.0 million of eligible receivables were sold under the Company's accounts receivable securitization program, compared to $53.7 million at December 31, 1995. The amount of trade receivables sold by the Company typically changes monthly depending upon the level of defined eligible receivables available for sale at each month end.

         Working capital at September 30, 1996 increased $10.6 million or 11.4% since December 31, 1995. The increase is primarily attributable to increases in inventory and accounts receivable, offset in part by an increase in accounts payable due to the timing of inventory purchases.

         During the first nine months of 1996, net cash used for investing activities consisted of $10.6 million of capital expenditures, primarily related to completion of the temper mill facility, commencement of a 72,000 square foot expansion of Lafayette Steel's existing facility (scheduled for completion by the end of 1996), processing equipment purchased under a lease buyout option, two additional plasma burning tables, upgrading the Company's information systems, and construction of additional office space. Cash flows from financing activities in the first nine months of 1996 consists of $49.1 million of net proceeds from the Offering, offset by net debt repayments of $45.4 million.

         On October 4, 1996, the Company entered into a new credit agreement with a bank group, which consists of an unsecured revolving credit component of $50 million and letter of credit commitments of approximately $77.2 million. The Credit Facility, which matures on June 30, 1999, contains restrictive covenants which require minimum net worth levels, maintenance of certain financial ratios and limitations on capital expenditures. The Company is in compliance with all covenants. The Company had approximately $40.2 million in unused revolving credit borrowing availability under its then existing credit facility at September 30, 1996.

                                    11 OF 13

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

FORWARD LOOKING INFORMATION

         When used in the preceding discussion, the words "believes", "intends" and other similar expressions are intended to identify forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Specific risks and uncertainties include, but are not limited to, general business and economic conditions; competitive factors such as the availability and pricing of steel and fluctuations in demand, specifically in the automotive market; work stoppages by automotive manufacturers; potential equipment malfunction; and equipment installation and construction delays. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date hereof.

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          Exhibit 4.1 -  Credit Agreement Dated October 4, 1996, By
                         and Among the Registrant, Three Banks, and
                         National City Bank, Agent.

          Exhibit 27 -  Financial Data Schedule

                                    12 OF 13

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                           OLYMPIC STEEL, INC.
                                           (Registrant)

Date: November 1, 1996                     By:  /s/ R. Louis Schneeberger
                                           ---------------------------------
                                           R. LOUIS SCHNEEBERGER
                                           Chief Financial Officer

                                           By:  /s/ Richard T. Marabito
                                           ----------------------------------
                                           RICHARD T. MARABITO
                                           Treasurer and Corporate Controller
                                           (Principal Accounting Officer)


                                    13 OF 13