Form 10-K
period 1996-12-31
OLYMPIC STEEL INC
filed 1997-03-13
CIK 917470

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

 ( X ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For The Year Ended December 31, 1996
                                         -----------------

(    )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                         Commission File Number 0-23320
                                                -------

                               OLYMPIC STEEL, INC.
             (Exact name of registrant as specified in its charter)

            Ohio                                      34-1245650
--------------------------------                  ----------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification Number)

5096 Richmond Road, Bedford Heights, Ohio                 44146
-----------------------------------------              ----------
(Address of principal executive offices)               (Zip Code)

        Registrant's telephone number, including area code (216) 292-3800
                                                           --------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                         Common Stock, without par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

As of March 6, 1997, the aggregate market value of voting stock held by nonaffiliates of the registrant based on the closing price at which such stock was sold on The NASDAQ Stock Market on such date approximated $141,248,000. The number of shares of Common Stock outstanding as of March 6, 1997 was 10,692,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

Registrant intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days of the close of its fiscal year ended December 31, 1996, portions of which document shall be deemed to be incorporated by reference in Part I and Part III of this Annual Report on Form 10-K from the date such document is filed.

================================================================================

                                  PAGE 1 OF 88
                                                Exhibit Index Appears on Page 35

                                     PART I

ITEM 1.  BUSINESS

THE COMPANY

         The Company is a leading steel service center that processes and distributes flat-rolled carbon, stainless and tubular steel products from 11 facilities in six midwestern and eastern states. The Company operates as an intermediary between steel producers and manufacturers that require processed steel for their operations. The Company purchases flat-rolled steel typically from steel producers and responds to its customers' needs by processing steel to customer specifications and by providing critical inventory and just-in-time delivery services. Such services reduce customers' inventory levels, as well as save time, labor and expense for customers, thereby reducing their overall production costs. The Company's services include both traditional service center processes of cutting-to-length, slitting, shearing and roll forming and higher value-added processes of blanking, tempering and plate burning.

         The Company is organized into regional operations with domestic processing and distribution facilities in Connecticut, Pennsylvania, Ohio, Michigan, Illinois and Minnesota, servicing a diverse base of over 3,400 active customers located throughout the midwestern, eastern and southern United States. The Company maintains a southern sales office in Greenville, South Carolina. Its international sales office is located in Pittsburgh, Pennsylvania and services customers primarily in Mexico and Puerto Rico.

         The Company is incorporated under the laws of the State of Ohio. The Company's executive offices are located at 5096 Richmond Road, Cleveland, Ohio 44146. Its telephone number is (216) 292-3800.


INDUSTRY OVERVIEW

         The steel industry is comprised of three types of entities: steel producers, intermediate steel processors and steel service centers. Steel producers have historically emphasized the sale of steel to volume purchasers and have generally viewed intermediate steel processors and steel service centers as part of their customer base. However, all three entities can compete for certain customers who purchase large quantities of steel. Intermediate steel processors tend to serve as processors in large quantities for steel producers and major industrial consumers of processed steel, including automobile and appliance manufacturers.

         Services provided by steel service centers can range from storage and distribution of unprocessed metal products to complex, precision value-added steel processing. Steel service centers respond directly to customer needs and emphasize value-added processing of flat-rolled steel and plate pursuant to specific customer demands, such as cutting-to-length, slitting, shearing, roll forming, shape correction and surface improvement, blanking, tempering, plate burning and stamping. These processes produce steel to specified lengths, widths, shapes and surface characteristics through the use of specialized equipment. Steel service centers typically have lower cost structures and provide services and value-added processing not otherwise available from steel producers.

         End product manufacturers and other steel distributors have increasingly sought to purchase steel on shorter lead times and with more frequent and reliable deliveries than can normally be provided by steel producers. Steel service centers generally have lower labor costs than steel producers and consequently process steel on a more cost-effective basis. In addition, due to this lower cost structure, steel service centers are able to handle orders in quantities smaller than would be economical for steel producers. The net results to customers purchasing products from steel service centers are lower inventory levels, lower overall cost of raw materials and decreased manufacturing time and operating expense. The Company believes that the increasing prevalence of just-in-time inventory needs has made the value-added inventory, processing and delivery functions performed by steel service centers increasingly important.

CORPORATE HISTORY

         The Company was founded in 1954 as a general steel service center. In the early 1970's, Michael Siegal (CEO) and Bruce Adelstein (VP-Operations), sons of two of the principals, began working at the Company. At the end of 1983, they completed the purchase of the Company, assumed management control and, as part of an effort to broaden the management base for future expansion, hired David Wolfort (COO) as general manager. In 1987, Louis Schneeberger (CFO) joined the Company as chief financial officer.

         After acquiring control of the Company, management changed the Company's business strategy from a focus on warehousing and distributing steel from a single facility with no major processing equipment to a focus on growth, geographic and customer diversity and value-added processing. An integral part of the Company's growth has been the acquisition and start-up of several processing and sales operations.

         In March 1994, the Company completed an initial public offering of 4 million shares of its Common Stock (the IPO), which generated net proceeds of $57.0 million. Most of the net proceeds of the IPO were used to reduce borrowings under its revolving credit agreement, which allowed the Company to continue to fund its growth, including the 1995 acquisition of Lafayette Steel and its expansion projects in Cleveland and Minneapolis. In August 1996, the Company completed a follow-on offering of 2.1 million shares of its Common Stock (the Offering). The $49.1 million of net proceeds from the Offering were used to repay outstanding bank debt.


BUSINESS STRATEGY

         The Company believes that the steel service center and processing industry continues to be driven by four primary trends: consolidation of industry participants; increased outsourcing of manufacturing processes by domestic manufacturers; shift by customers to fewer and larger suppliers; and increased customer demand for higher quality products and services.

         In recognition of these industry dynamics, the Company has focused its business strategy on achieving profitable growth through the acquisition of service centers and related businesses and investments in higher value-added processing equipment and services, while continuing its commitment to expanding and improving its sales force and information systems. In addition, the Company plans to expand into new domestic and international markets, increase sales to existing customers and aggressively pursue new customers. Olympic believes its depth of management, strategically located facilities, advanced information systems, reputation for quality and customer service, extensive and experienced sales force and supplier relationships provide a strong foundation for implementation of its strategy. Key elements of the Company's strategy are set forth below.

          ACQUISITIONS. It is the Company's strategy to continue to make selective acquisitions of profitable or turnaround steel service centers and related businesses. Since 1987, the Company has made four major acquisitions of other steel service centers:

                  In January 1995, the Company completed the acquisition of Lafayette Steel for approximately $52.3 million. The acquisition has provided the Company an entry to the automotive industry. Lafayette Steel is a Detroit-based service center and toll processor primarily serving Michigan, Illinois, Indiana and Ohio. Lafayette Steel's 14 major pieces of processing equipment, including eight presses, have enabled the Company to broaden its value-added processes by offering first stage blanking to its existing and prospective customers. Since the acquisition, Olympic has made significant operational changes. From a purchasing perspective, Lafayette Steel has benefited from Olympic's critical mass, purchasing discipline, and inventory management. From a personnel standpoint, several key changes have been made to complement the existing management team. These initial changes have focused on internal functions such as plant operations, information systems, financial controls, and sales management. The Company recently completed a 71,000 square foot expansion of its warehouse, at an estimated cost of approximately $6.1 million. The expansion is expected to result in a significant reduction in outside storage and freight costs commencing in the second quarter of 1997.

                  Eastern Steel & Metal Company ("Eastern Steel") had ceased operations prior to its purchase by the Company in 1990. The acquisition provided the Company with access to the eastern market, as well as Eastern Steel's processing equipment and its distribution facility that included seven major pieces of processing equipment. In addition, the acquisition provided the Company's Philadelphia operation with processing support. Olympic has supported the operation by purchasing and upgrading its processing equipment and providing working capital.

                  In 1990, Olympic purchased Juster Steel, Inc., a profitable steel service center in Minneapolis, Minnesota, to expand into the upper midwest and farmbelt states. Two of the former owners and executive officers are now the general managers for the Company's Minneapolis operation. The Company has added sales and other personnel and invested capital to purchase and upgrade major processing equipment and facilities, including a new plate processing facility which was completed in 1995. During 1996 the Company purchased additional new equipment for the plate facility. The Minneapolis operation currently has 20 major pieces of processing equipment.

                   In 1987, the Company acquired Viking Steel Company ("Viking Steel"), located in Chicago. Prior to the acquisition, Viking Steel's sales had decreased significantly for several years. The acquisition broadened the Company's geographic coverage through expansion into the Chicago market, the largest steel consuming market in the United States, and extended its product line into stainless steel. Olympic replaced the original management team, purchased a new cut-to-length line, purchased a second facility in Schaumburg, Illinois during 1992, and added plate processing equipment to the Schaumburg facility in 1996.

         The Company's strategy is to continue to expand geographically by making acquisitions, primarily east of the Rocky Mountains, with a particular focus on the southeastern and southern United States.

         INVESTMENT IN VALUE-ADDED PROCESSING EQUIPMENT. An integral part of the Company's growth has been the purchase of major processing equipment and construction of facilities. Olympic will continue to invest to support its growth through the addition of major equipment for its existing facilities. The Company's philosophy is that equipment purchases should be driven by customer demand. When the results of sales and marketing efforts to, and communication with, existing and potential customers indicate that there is sufficient customer demand for a particular product or service, the Company will purchase the equipment to satisfy that demand.

         In 1987, the Company constructed a facility to house its first major piece of processing equipment, a heavy gauge, cut-to-length line. Since that time, the Company has added approximately 60 major pieces of processing equipment. Certain equipment was purchased directly from equipment manufacturers while the balance was acquired in the Company's acquisitions of other steel service centers and related businesses.

         Over the past two years, the Company has more than doubled its plate processing capacity. The Company completed a $7.4 million expansion project in Minneapolis in early 1995. The project included the construction of a new 112,200 square foot plate processing facility to house laser, plasma and oxygen burning tables and shot blasting equipment. This investment in plate processing equipment will enable the Company to respond to an accelerating trend of domestic manufacturers outsourcing certain manufacturing processes and will allow the Company to further increase its higher value-added processing services. The Company believes it is among the largest processors and distributors of steel plate in the United States. Since the response to the Company's new plate burning capabilities exceeded expectations, the Company purchased an additional plasma burning table and an additional laser burning table for the Minneapolis plate processing facility during the fourth quarter of 1996. Two other plate burning tables also were added in the Chicago and Philadelphia facilities in 1996.

         In response to customer demands for higher tolerances and flatness specifications, the Company purchased a four-high 1/2" by 72" temper mill and heavy gauge cut-to-length line with a recoil option based on a customized design. The new equipment, which is housed in a 127,000 square foot building that was constructed on property adjoining the Company's Cleveland facilities, is one of only few of its kind in the United States and incorporates state-of-the-art technology and unique design specifications. The new equipment permits the Company to process steel to a more uniform thickness and flatness, upgrades the quality and consistency of certain of the Company's products and increases the Company's processing capacity by 120,000 tons per year. The new facility was constructed at a cost of $18.1 million. Start-up operations commenced in January 1996 and the facility was operating at full capacity during the third quarter of 1996. The new equipment has been designed to enable the Company to produce tempered sheet or coil to customer specifications in smaller quantities than is available from other sources. By offering customers greater flexibility with respect to order size, the Company believes it can capture additional market share.

         The expansion of plate processing capacity at the Minneapolis, Philadelphia and Chicago facilities, and the addition of the new temper mill facility in Cleveland, were made in response to the growing trend among capital equipment manufacturers to outsource non-core production processes, such as plate processing, and to concentrate on engineering, design and assembly. The Company expects to further benefit from this trend and will continue to purchase new equipment and upgrade existing equipment to meet this demand.

         In January 1997, the Company announced the formation of Olympic Laser Processing (OLP), a joint venture with the U.S. Steel Group of USX Corporation. OLP is expected to begin processing laser-welded steel parts for the automotive industry in 1998. At the same time, the Company also placed an order for a new $3.5 million tube mill which is expected to replace three of the existing four mills currently operating in Cleveland. The new mill is expected to become operational in early 1998. In addition, Olympic is also evaluating the possibility of constructing a second temper mill facility in the Midstates Region of the United States, in response to demand for tempered product by agricultural equipment manufacturers located in the region.

         SALES AND MARKETING. The Company believes that its commitment to quality, service and just-in-time delivery has enabled it to build and maintain strong customer relationships, while expanding its geographic growth through the continued upgrading and addition of sales personnel. The Company believes it has among the largest and most experienced sales force in the industry which is a significant competitive advantage. The Company's sales force has grown to approximately 125 from 80 at the beginning of 1994. The efforts of these individuals translate into approximately 300 direct daily sales calls to customers in virtually all states in the continental United States. The continuous interaction between the Company's sales force and active and prospective customers provides the Company with valuable market information and sales opportunities, including opportunities for outsourcing and increased sales.

         The Company's sales efforts are further supported by metallurgical engineers and technical service personnel, who have specific expertise in carbon and stainless steel and alloy plate.

         In the international market, the Company's objective is to service foreign customers by matching their steel requirements to a specific primary steel producer. The Company functions as the sales arm of primary producers, giving them access to customers that they might otherwise not sell or service. This approach differs from the typical international steel trader that emphasizes large commodity shipments. Although the Company works principally with domestic steel producers, it continues to develop relationships with foreign steel producers. All international sales and payments are made in United States dollars. International sales were approximately 5.6% of net sales in 1996, and less than 5% of total net sales in both 1995 and 1994.

         In January 1997, the Company invested $4 million in Olympic Continental Resources (OCR), a joint venture with Atlas Iron Processors, Inc. (Atlas) and Uwe T. Schmidt, OCR's Chief Executive Officer. OCR buys, sells and trades ferrous and non-ferrous metals and alternate iron products to steel mills and scrap processors. The venture acquired the business activities previously conducted by Thyssen Continental Resources LLC, a joint venture between Thyssen Inc. and Atlas that had revenues of $145 million for fiscal 1996. Olympic has a 45% share interest in OCR, which is headquartered in Cleveland, Ohio. OCR's operating results will be included in the Company's 1997 financial statements accounted for under the equity method.

          DEPTH OF MANAGEMENT. The Company attributes a portion of its success to the depth of its management. In addition to the four principal executive officers, the Company's management team includes three regional vice presidents and ten general managers, its MIS Director and its Treasurer - Corporate Controller. Members of the management team have a diversity of backgrounds within the steel industry, including management positions at steel producers and other steel service centers. They average 23 years of experience in the steel industry and 9 years with the Company. This depth of management allows the Company to pursue and implement its growth strategy.


PRODUCTS, PROCESSING SERVICES, AND QUALITY STANDARDS

         The Company maintains a substantial inventory of coil and plate steel generally purchased from steel producers. Coil is in the form of a continuous sheet, typically 36 to 96 inches wide, between 0.015 and 0.625 inches thick, and rolled into 10 to 30 ton coils. Because of the size and weight of these coils and the equipment required to move and process them into smaller sizes, such coils do not meet the requirements, without further processing, of many customers. Plate is typically thicker than coil and is processed by laser, plasma or oxygen burning.

         Customer orders are entered into computerized order entry systems, and appropriate inventory is then selected and scheduled for processing in accordance with the customer's specified delivery date. The Company attempts to maximize yield by combining customer orders for processing each purchased coil to the fullest extent practicable.

         The Company's services include both traditional service center processes of cutting-to-length, slitting, shearing and roll forming and higher value-added processes of blanking, tempering and plate burning to process steel to specified lengths, widths and shapes pursuant to specific customer orders. Cutting-to-length involves cutting steel along the width of the coil. Slitting involves cutting steel to specified widths along the length of the coil. Shearing is the process of cutting sheet steel, while roll forming is the process in which flat rolled coils are formed into tubing. Blanking cuts the steel into specific shapes with close tolerances. Tempering improves the uniformity of the thickness and flatness of the steel through a cold rolling process. Plate burning is the process of cutting steel into specific shapes and sizes.

         The following table sets forth the major pieces of processing equipment used by geographic location.

Processing                    Cleveland     Chicago     Detroit    Minneapolis  Connecticut  Philadelphia    Total
----------                   ----------   ----------   ----------   ----------   ----------   ----------   ----------
                                 (a)          (b)                      (b)
Cutting-to-length /
Decoiling                             3            1            3            3            3           --           13
Blanking                             --           --            8           --           --           --            8
Tempering                             1           --           --           --           --           --            1
Plate processing                      2            1           --            7            2            3           15
Slitting                             --           --            3            2            3           --            8
Shearing                              1            1           --            7            2           --           11
Roll forming                          4           --           --           --           --           --            4
Shot blasting                        --           --           --            1           --           --            1
                             ----------   ----------   ----------   ----------   ----------   ----------   ----------
   Total                             11            3           14           20           10            3           61
                             ----------   ----------   ----------   ----------   ----------   ----------   ----------

(a) Consists of four facilities.
(b) Consists of two facilities.

         The Company's quality control system establishes controls and procedures covering all aspects of its products from the time the material is ordered through receipt, processing and shipment to the customer. These controls and procedures encompass periodic supplier audits, inspection criteria, traceability and certification. From time to time, the Company has undergone quality audits by certain of its customers and has met all requirements of those customers. In addition, the Philadelphia and Minneapolis operations are both ISO 9002 certified, while certain of the Company's other operations are currently seeking to obtain the ISO certification. Lafayette Steel is one of only a few domestic service centers to earn Ford's Q1 quality rating. A quality testing lab was constructed adjacent to the new temper mill facility in Cleveland.

CUSTOMERS AND DISTRIBUTION

         The Company processes steel for sale to over 3,400 domestic and foreign customers. The Company has a diversified customer and geographic base, which reduces the cyclicality of its business. The top 20 customers accounted for less than 21% and 23% of net sales in 1996 and 1995, respectively. In addition, the Company's largest customer accounted for less than 5% and 6% of net sales in 1996 and 1995, respectively. Major domestic customers include automobile manufacturers and stampers, manufacturers of transportation equipment, material handling equipment, electrical machinery, storage tanks, food service equipment, construction equipment, agricultural equipment and appliances, general and plate fabricators, and steel service centers. Sales to the three largest U.S. automobile manufacturers and their suppliers, made principally by the Company's Lafayette Steel operation, and sales to other steel service centers, accounted for approximately 23% and 13%, respectively, of the Company's net sales in 1996, and 25% and 11% of net sales in 1995.

         While the Company ships products throughout the United States, most of its customers are located in the midwestern, eastern and southern regions of the United States. Most domestic customers are located within a 250-mile radius of one of the Company's processing facilities, thus enabling an efficient delivery system capable of handling a high frequency of short lead-time orders. The Company transports most of its products directly to customers via independent trucking firms, although the Company also owns and operates some trucks in different locations to facilitate short-distance, multi-stop deliveries. International products are shipped either directly from the steel producers to the customer or to an intermediate processor, and then to the customer by rail, truck or ocean carrier.

         The Company produces its processed steel products to specific customer orders as well as for stock. Many of the Company's customers commit to purchase on a regular basis with the customer notifying the Company of specific release dates as the processed products are required. Customers typically notify the Company of release dates anywhere from a just-in-time basis up to three weeks before the release date. Therefore, the Company is required to carry sufficient inventory of raw materials to meet the short lead time and just-in-time delivery requirements of its customers.


SUPPLIERS

          Olympic concentrates on developing relationships with high-quality domestic integrated and mini mills, as well as foreign steel producers, and becoming an important customer to such producers. The Company is a major customer of flat-rolled coil and plate for many of its principal suppliers, but is not dependent on any one supplier. The Company purchases in bulk from steel producers in quantities that are efficient for such producers. This enables the Company to maintain a continued source of supply at what it believes to be competitive prices. Olympic believes the accessibility and proximity of its facilities to major domestic steel producers will continue to be an important factor in maintaining strong relationships with them.

          The Company purchases flat-rolled steel for processing at regular intervals from a number of domestic and foreign producers of primary steel, including LTV Corporation, U.S. Steel Corporation, National Steel Corporation, Bethlehem Steel, Rouge Steel, Geneva Steel and Citisteel. The Company believes that its relationships with its suppliers are good. The Company has no long-term commitments with any of its suppliers.


COMPETITION

          The principal markets served by the Company are highly competitive. The Company competes with other regional and national steel service centers, single location service centers and, to a certain degree, steel producers and intermediate steel processors on a regional basis. The Company has different competitors for each of its products and within each region. The Company competes on the basis of price, product selection and availability, customer service, quality and geographic proximity. Certain of the Company's competitors have financial and operating resources in excess of those of the Company.

          With the exception of certain Canadian operations, foreign steel service centers are not a material factor in the Company's principal domestic markets. The Company competes for international sales with many domestic and foreign steel traders and producers, none of whom dominates or controls the international markets served by the Company. Many of these international competitors are also suppliers to the Company.


MANAGEMENT INFORMATION SYSTEMS

         Information systems are a critical component of Olympic's growth strategy. The Company has invested, and will continue to invest, in the advanced technologies and human resource training required in this area. The Company believes that its information systems provide it with a significant competitive advantage. The Company's information systems focus on the following core application areas:

         INVENTORY MANAGEMENT. The Company's information systems track the status of inventories in all locations on a daily basis. This real-time information is essential in allowing the Company to closely monitor its inventory and to continue to improve its inventory turns.

         DIFFERENTIATED SERVICES TO CUSTOMERS. The Company's information services allow it to provide value-added services to customers, including quality control monitoring and reporting, just-in-time inventory management and shipping services and on-line order status information.

         ADVANCED CUSTOMER INTERACTION. The Company is actively pursuing opportunities to streamline the cost and time associated with customer and supplier communications, including electronic data interchange, direct links from Olympic to key customer information systems and access to information through the Internet.

         INTERNAL COMMUNICATIONS. The Company believes that the continuous interaction between its sales force and its customer base provides Olympic with valuable market information and sales opportunities. Transactions are summarized continuously and the systems generate reports that allow management to monitor operational performance, as well as the performance for any particular customer.


EMPLOYEES

          At December 31, 1996, the Company employed 952 people. Approximately 330 of the Company's hourly plant personnel at the Minneapolis and Lafayette Steel facilities are represented by four separate collective bargaining units. Collective bargaining agreements with these units expire in 1998 and 1999. The Company has never experienced a work stoppage and believes that its relationship with its employees is good.


SERVICE MARKS, TRADE NAMES AND PATENTS

          The Company conducts its business under the name "Olympic Steel." A provision of federal law grants exclusive rights to the word "Olympic" to the U.S. Olympic Committee. The U.S. Supreme Court has recognized, however, that certain users may be able to continue to use the word based on long-term and continuous use. The Company has used the name Olympic Steel since 1954, but is prevented from registering the name "Olympic" and from being qualified to do business as a foreign corporation under that name in certain states. In such states, the Company has registered under different names, including "Oly Steel" and "Olympia Steel." The Company's wholly-owned subsidiary, Olympic Steel Lafayette, Inc., does business in certain states under the names "Lafayette Steel and Processing" and "Lafayette Steel."

GOVERNMENT REGULATION

          The Company's operations are governed by many laws and regulations, including those relating to workplace safety and worker health, principally the Occupational Safety and Health Act and regulations thereunder. The Company believes that it is in material compliance with these laws and regulations and does not believe that future compliance with such laws and regulations will have a material adverse effect on its results of operations or financial condition.


ENVIRONMENTAL

         The Company's facilities are subject to certain federal, state and local requirements relating to the protection of the environment. The Company believes that it is in material compliance with all environmental laws, does not anticipate any material expenditures to meet environmental requirements and does not believe that compliance with such laws and regulations will have a material adverse effect on its results of operations or financial condition.


CYCLICALITY IN THE STEEL INDUSTRY; IMPACT OF CHANGING STEEL PRICES

         The principal raw material used by the Company is flat-rolled carbon and stainless steel that the Company typically purchases from steel producers. The steel industry as a whole is cyclical, and at times pricing and availability in the steel industry can be volatile due to numerous factors beyond the control of the Company, including general, domestic and international economic conditions, labor costs, production levels, competition, import duties and tariffs and currency exchange rates. This volatility can significantly affect the availability and costs of raw materials for the Company.

         Steel service centers maintain substantial inventories of steel to accommodate the short lead times and just-in-time delivery requirements of their customers. Accordingly, the Company purchases steel in an effort to maintain its inventory at levels that it believes to be appropriate to satisfy the anticipated needs of its customers based upon historic buying practices, contracts with customers and market conditions. The Company's commitments for steel purchases are generally at prevailing market prices in effect at the time the Company places its orders. The Company has no long-term, fixed-price steel purchase contracts. When raw material prices increase, competitive conditions will influence how much of the steel price increases can be passed on to the Company's customers. When raw material prices decline, customer demands for lower prices could result in lower sale prices and, as the Company uses existing steel inventory, lower margins. Changing steel prices therefore could adversely affect the Company's net sales, gross margins and net income.


CYCLICALITY OF DEMAND; SALES TO THE AUTOMOTIVE INDUSTRY

         Certain of the Company's products are sold to industries that experience significant fluctuations in demand based on economic conditions or other matters beyond the control of the Company. The Company's diversified customer and geographic base reduce such cyclicality; however, no assurance can be given that the Company will be able to increase or maintain its level of sales in periods of economic stagnation or downturn.

         Sales of the Company's products for use in the automotive industry accounted for approximately 23% of the Company's net sales in 1996 and approximately 25% in 1995. Such sales include sales directly to automotive manufacturers and to manufacturers of automotive components and parts. The automotive industry experiences significant fluctuations in demand based on numerous factors such as general economic conditions and consumer confidence. The automotive industry is also subject, from time to time, to labor problems. The contracts between the United Automobile Workers ("UAW") and the Canadian Auto Workers ("CAW") and General Motors Corporation, Chrysler Corporation and The Ford Motor Company in both the United States and Canada were extended in 1996. There can be no assurance, however, that the new agreements will preclude future work stoppages. Any prolonged disruption in business arising from work stoppages by automotive manufacturers could have a material adverse effect on the Company's results of operations.

FORWARD-LOOKING INFORMATION

         This document contains various forward-looking statements and information that are based on management's beliefs as well as assumptions made by and information currently available to management. When used in this document, the words "expect," "believe," "estimated," "project" and similar expressions are intended to identify forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks, uncertainties and assumptions including, but not limited to, those identified above; potential equipment malfunction; equipment installation and construction delays; the adequacy of computer system investments; the successes of joint ventures; and the availability of acquisition opportunities. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those expected, believed, estimated or projected. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date hereof.

ITEM 2.   PROPERTIES

          The Company believes that its properties are strategically situated relative to its customers and each other, allowing the Company to support customers from multiple locations. This permits the Company to provide inventory and processing services which are available at one operation but not another. Steel is shipped from the most advantageous facility, regardless of where the order was taken. The facilities are located in the hubs of major steel consumption markets, and within a 250-mile radius of most of the Company's customers, a distance approximating the one-day driving and delivery limit for truck shipments. The following table sets forth certain information concerning the Company's properties:

                                                      SQUARE                                                OWNED OR
         OPERATION             LOCATION                FEET                FUNCTION                          LEASED
         ---------             --------                ----                --------                          ------

          Cleveland            Bedford Heights,       127,000       Corporate headquarters and coil          Owned
                               Ohio(1)                              processing and distribution center
                               Bedford Heights,       121,500       Coil processing, distribution center     Owned
                               Ohio(1)                              and offices
                               Bedford Heights,        59,500       Plate processing and distribution        Leased(2)
                               Ohio(1)                              center
                               Cleveland, Ohio        118,500       Roll form processing, distribution       Owned
                                                                    center and offices

          Minneapolis          Plymouth, Minnesota    196,800       Coil processing, distribution center     Owned
                                                                    and offices
                               Plymouth, Minnesota    112,200       Plate processing, distribution center    Owned
                                                                    and offices

          Lafayette            Detroit, Michigan      256,000       Coil processing, distribution center     Owned
                                                                    and offices

          Connecticut          Milford, Connecticut   134,000       Coil and plate processing,               Owned
                                                                    distribution center and offices

          Chicago              Schaumburg, Illinois    80,500       Plate processing, distribution center
                                                                    and offices
                               Elk Grove Village,      48,000       Coil processing and distribution center  Owned
                               Illinois

          Philadelphia         Lester, Pennsylvania    92,500       Plate processing, distribution center    Leased
                                                                    and offices

-----------------

(1)       The Bedford Heights facilities are all adjacent properties.

(2) This facility is leased from a related party pursuant to the terms of a triple net lease for $195,300 per year. The lease expires in June 2000, subject to two ten-year renewal options.

          The Company also has a sales office in Greenville, South Carolina. Its international sales office is located in Pittsburgh, Pennsylvania. All of the properties listed in the table as owned are subject to mortgages securing industrial revenue bonds, taxable rate notes and the Company's credit agreement. Management believes that the Company will be able to accommodate its capacity needs for the immediate future at its existing facilities.

ITEM 3.   LEGAL PROCEEDINGS

          The Company is party to various legal actions that it believes are ordinary in nature and incidental to the operation of its business. In the opinion of management, the outcome of the proceedings to which the Company is currently a party will not have a material adverse effect upon its operations or financial condition.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None


EXECUTIVE OFFICERS OF THE REGISTRANT

          This information is included in this Report pursuant to Instruction 3 of Item 401(b) of Regulation S-K. The following is a list of the executive officers of the Company and a brief description of their business experience. Each executive officer will hold office until his successor is chosen and qualified.

          Michael D. Siegal, age 44, has served as President and Chief Executive Officer of the Company since 1984, and as Chairman of the Board of Directors since January 1, 1994. He has been employed by the Company in a variety of capacities since 1974. Mr. Siegal is a member of the Executive Committee for the Steel Service Center Institute (SSCI). He is also a member of the American Iron and Steel Institute, presently serving on its Associate Member Committee. He served as National Chairman of Israel Bonds during the period 1991-1993 and presently serves as a member of the Executive Committee of the Development Corporation for Israel and as budget chairman for the Cleveland Jewish Community Federation. He is a member of the Board of Directors of American National Bank (Cleveland, Ohio) and the Cleveland Lumberjacks, a professional hockey team.

          R. Louis Schneeberger, age 42, has served as Chief Financial Officer and director of the Company since 1987. Prior to that time, Mr. Schneeberger was employed by Arthur Andersen LLP for ten years, concentrating on mergers, acquisitions, and auditing. He is also Chairman of the Board of Directors of Royal Appliance Mfg. Co. (a New York Stock Exchange listed company that is an assembler and distributor of vacuum cleaners and other floor care products), a certified public accountant, a trustee of the Achievement Center for Children, and a member of the Business Advisory Council of Kent State University.

          David A. Wolfort, age 44, has served as Chief Operating Officer since 1995 and a director of the Company since 1987. He previously served as Vice President - Commercial from 1987 to 1995, after having joined the Company in 1984 as General Manager. Mr. Wolfort's duties include the management of all sales, purchasing and operational aspects of each region. Prior to joining the Company, Mr. Wolfort spent eight years with Sharon Steel, a primary steel producer, in a variety of sales assignments, including General Manager-Field Sales, Sharon Steel Products and was a steel fellow with the American Iron and Steel Institute. Mr. Wolfort is the past president of SSCI's Northern Ohio Chapter and is presently Vice Chairman of its Governmental Affairs Committee and a National Chapter Director. He is also a trustee of Health Hill Hospital for Children.

          Bruce S. Adelstein, age 43, serves as Vice President - Operations. He has served as a Vice President and a director of the Company since 1984. He has been employed by the Company in a variety of operating capacities since 1972. Mr. Adelstein's duties include the supervision of steel processing, corporate regional steel purchasing and specific regional sales.

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY
           AND RELATED SHAREHOLDER MATTERS


PRICE RANGE OF COMMON STOCK

          The Company's Common Stock trades on NASDAQ under the symbol "ZEUS." The following table sets forth, for each quarter in the two year period ended December 31, 1996, the high and low sales prices of the Company's Common Stock on NASDAQ:

                                              HIGH                 LOW
                                         ----------------    -----------------
1995
  First quarter......................         11.50                9.50
  Second quarter.....................         11.00                9.00
  Third quarter......................         10.88                8.88
  Fourth quarter.....................         10.13                7.50


1996
  First quarter......................         10.88                8.50
  Second quarter.....................         28.63               10.13
  Third quarter......................         30.25               22.38
  Fourth quarter.....................         29.75               20.25


HOLDERS OF RECORD

          On March 6, 1997, the Company believed there were approximately 12,000 beneficial holders of the Company's Common Stock.


DIVIDENDS

         The Company presently retains all of its earnings, and anticipates that all of its future earnings will be retained to finance the expansion of its business and does not anticipate paying cash dividends on its Common Stock in the foreseeable future. Any determination to pay cash dividends in the future will be at the discretion of the Board of Directors after taking into account various factors, including the Company's financial condition, results of operations, current and anticipated cash needs, plans for expansion and restrictions under the Company's credit agreements.

ITEM 6.   SELECTED FINANCIAL DATA

         The following table sets forth selected data of the Company for each of the five years in the period ended December 31, 1996. The data presented should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere in this report.

                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                        (in thousands, except per share data)

                                                 1996        1995        1994       1993        1992
                                              --------    --------     --------   --------    --------
INCOME STATEMENT DATA:

Tons sold
  Direct                                         1,022         931         685         618         565
  Toll                                             150         155          10           3           2
  Total                                          1,172       1,086         695         621         567

Net sales                                     $560,062    $554,469    $381,906    $313,810    $275,415
Cost of sales                                  436,553     446,513     304,777     250,707     220,626
Gross margin                                   123,509     107,956      77,129      63,103      54,789
Operating expenses                              93,127      85,855      58,836      50,519      46,635
Operating income                                30,382      22,101      18,293      12,584       8,154
Interest expense                                 4,301      10,746       3,761       4,480       4,699
Receivable securitization expense                3,393         107        --          --          --
Income before taxes                             22,688      11,248      14,532       8,104       3,455
Income taxes                                     8,569       4,504       5,834        --          --
Reinstatement of deferred income taxes (a)        --          --         7,800        --          --
Net income                                      14,119       6,744         898       8,104       3,455
Net income per share (b)                      $   1.50    $   0.78    $   0.12
Weighted average shares outstanding (b)          9,427       8,600       7,778

Pro forma net income (c)                                              $  9,049    $  7,376
Pro forma net income per share (d)                                    $   1.05    $   0.86
Pro forma weighted average
shares outstanding (d)                                                   8,600       8,600

Balance Sheet Data:

Current assets                                $152,255    $124,371    $155,178    $123,787    $105,196
Current liabilities                             36,267      31,226      37,767      48,930      29,381
Working capital                                115,988      93,145     117,411      74,857      75,815
Total assets                                   241,130     202,072     200,987     151,947     133,102
Total debt                                      64,582      98,540      93,437      95,330      83,970
Shareholders' equity                           137,327      73,984      67,240       9,347      20,993

(a) Effective January 1, 1994, the Company changed its income tax status from an S corporation to a C corporation. This change required a reinstatement of deferred income taxes as a one-time charge of $7,800 to 1994 earnings.

(b) Shares outstanding and net income per share data prior to 1994 is not meaningful and therefore has not been presented.

(c) Unaudited pro forma net income reflects: (i) the reduction in interest expense resulting from the application of net proceeds from the sale of 4 million shares of Common Stock on March 17, 1994, (ii) the reduction of certain compensation expense, net of additional costs to be incurred as a public company, and (iii) assumes the Company is subject to income tax as a C corporation.

(d) Unaudited pro forma net income per share has been calculated by dividing pro forma net income by 8,600 shares, the number of shares outstanding after the March 1994 initial public offering date.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company's results of operations are affected by numerous external factors, such as general economic and political conditions, competition, and steel pricing and availability.

         Olympic sells a broad range of products, many of which have different gross margins. Moreover, products that have more value-added processing generally have a greater gross margin. Accordingly, the Company's overall gross margin is affected by product mix and the amount of processing performed, as well as volatility in selling prices and material purchase costs. With the acquisition of Lafayette Steel as of January 1, 1995, the Company performs toll processing of customer-owned steel. Toll processing, substantially all of which is performed by Lafayette Steel, generally results in lower selling prices and gross margin dollars per ton but higher gross margin percentages than the Company's historical direct sales.

         Financing costs include interest expense on debt and costs associated with the $65 million three year accounts receivable securitization program which commenced in December 1995 (the Financing Costs). Interest rates paid by the Company under its credit agreement are generally based on prime or LIBOR plus a premium (the Premium) determined quarterly, which varies based on the Company's operating performance and financial leverage. Receivable securitization costs are based on commercial paper rates calculated on the amount of receivables sold.

         In March 1994, the Company completed its initial public offering of 4 million shares of its Common Stock (the IPO), which generated net proceeds of $57.0 million. In August 1996, the Company completed a follow-on stock offering of 2.1 million shares of common stock (the Offering). The net proceeds from the Offering, which totaled $49.1 million, were used to repay outstanding bank debt.

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

         Because the Company conducts its operations generally on the basis of short-term orders, backlog is not a meaningful indicator of future performance.


RESULTS OF OPERATIONS

         The following table sets forth certain income statement data expressed as a percentage of net sales:

                                                   1996      1995      1994
                                                  ------    ------    ------

Net sales                                         100.0%    100.0%    100.0%
Cost of sales                                      77.9      80.5      79.8
                                                  ------    ------    ------
  Gross margin                                     22.1      19.5      20.2
Operating expenses                                 16.6      15.5      15.4
                                                  ------    ------    ------
  Operating income                                  5.4       4.0       4.8
Interest and receivable securitization expense      1.4       2.0       1.0
                                                  ------    ------    ------
  Income before taxes                               4.1       2.0       3.8
Income taxes                                        1.5       0.8       1.5
Reinstatement of deferred income taxes              0.0       0.0       2.0
                                                  ------    ------    ------
  Net income                                        2.5%      1.2%      0.2%
                                                  ======    ======    ======

1996 COMPARED TO 1995

         Tons sold increased 7.9% to 1,172 thousand in 1996 from 1,086 thousand in 1995. Tons sold in 1996 include 1,022 thousand from direct sales and 150 thousand from toll processing, compared with 931 thousand from direct sales and 155 thousand from toll processing in 1995. All but one of the Company's operations achieved increases in tons sold in 1996.

         Net sales increased by $5.6 million, or 1.0%, to $560.1 million from $554.5 million in 1995, despite a 6.4% decline in average selling prices. The largest decline in average selling prices related to stainless steel products. International sales represented 5.6% of consolidated net sales in 1996, compared to 4.7% in 1995.

         As a percentage of net sales, gross margin increased to 22.1% from 19.5% last year. The increase is attributable to the impact of centralized steel purchasing efforts, improved inventory turns, and an increase in higher value-added processing in 1996.

         As a percentage of net sales, operating expenses increased to 16.6% in 1996 from 15.5% in 1995. The increase is primarily attributable to lower average selling prices in 1996. On a per ton basis, operating expenses remained constant, totaling $79 in both 1996 and 1995. Operating expenses in 1996 include incremental costs associated with the new Cleveland temper mill and Minneapolis plate processing facilities, expansion of plate processing capabilities in Philadelphia, the addition and training of a third shift at the Minneapolis coil processing facility and increased management information systems expenditures.

         Financing Costs decreased 29.1% to $7.7 million in 1996 from $10.9 million in 1995. The decrease is attributable to lower average borrowings outstanding in 1996, primarily as a result of the Offering and lower average inventory levels. The decrease was further effected by lower borrowing rates in 1996 and rate savings associated with the receivable securitization program implemented in December 1995. Overall effective borrowing rates decreased to 7.1% in 1996 from 7.7% in 1995 as a result of lower prime and LIBOR rates and lower Premiums in the current year. Premiums for the quarter commencing March 1, 1997, will continue to be 0% for prime and .75% for LIBOR.

         Income before taxes increased $11.4 million, or 101.7%, to $22.7 million in 1996 from $11.2 million in 1995. Income taxes computed on 1996 earnings represented 37.8% of pre-tax income or $8.6 million versus 40.0% or $4.5 million last year. The decrease in income taxes as a percentage of pretax income is attributable to the implementation of tax planning strategies in 1996. Income taxes for 1997 are expected to approximate the 1996 percentage.

         Net income increased to $14.1 million or $1.50 per share in 1996, from $6.7 million, or $.78 per share in 1995. As a result of the Offering, weighted average shares outstanding increased from 8.6 million in 1995 to 9.4 million in 1996. Total shares outstanding since the Offering have approximated 10.7 million.


1995 COMPARED TO 1994

         Tons sold increased 56.4% to 1,086 thousand in 1995 from 695 thousand in 1994. Tons sold in 1995 include 931 thousand from direct sales and 155 thousand from toll processing, compared with 685 thousand from direct sales and 10 thousand from toll processing in 1994.

         Net sales increased by $172.6 million, or 45.2%, to $554.5 million in 1995 from $381.9 million in 1994. The increase was primarily attributable to the inclusion of Lafayette Steel's results of operations in 1995. All but one of the Company's other operations achieved net sales increases in 1995. International sales, which were less than 5% of total net sales in both 1995 and 1994, nearly tripled between years as a result of domestic steel producers seeking foreign markets for their products during the last half of 1995.

         As a percentage of net sales, gross margin decreased to 19.5% from 20.2% in 1994. The decrease is attributable to the impact of Lafayette Steel, which had gross margins lower than the Company's other domestic operations, and an increase in the comparatively lower margin international sales, offset by higher gross margins from the Company's other domestic operations.

         As a percentage of net sales, operating expenses remained relatively constant between years. Operating expenses include start-up costs related to the Cleveland temper mill and Minneapolis plate processing facilities in 1995.

         Interest expense increased $7.0 million to $10.7 million in 1995 from $3.8 million in 1994. The increase was attributable to higher average borrowings associated with the Lafayette Steel acquisition, the effect of higher priced steel in inventory in 1995, and higher effective borrowing rates. Overall effective borrowing rates increased to 7.7% in 1995 from 5.7% in 1994 as a result of increases in the prime rate and LIBOR in 1995, and higher Premiums. Premiums in 1995 ranged from .25% to 1% for prime, and 1.25% to 2% for LIBOR.

         Income before taxes decreased $3.3 million, or 22.6%, to $11.2 million in 1995 from $14.5 million in 1994. Income taxes computed on 1995 earnings represented 40.0% of pre-tax income or $4.5 million versus 40.1% or $5.8 million in 1994. A one-time $7.8 million charge to record deferred income taxes associated with the IPO was also recorded in 1994.

         Net income totaled $6.7 million or $.78 per share in 1995, compared to $.9 million, or $.12 per share in 1994 after recording the reinstatement of deferred income taxes. Excluding the reinstatement of deferred income taxes in 1994, net income would have been $1.12 per share.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal capital requirement is to fund its growth, including strategic acquisitions, the purchase and upgrading of processing equipment and services, the construction and upgrading of related facilities and additional working capital. The Company uses cash generated from operations, long-term debt obligations, proceeds from the Company's accounts receivable securitization program and leasing transactions to fund these requirements. Historically, the Company has used revolving credit borrowings under its bank credit facility to finance its working capital requirements and has financed acquisitions and capital additions from the proceeds of long-term indebtedness or leases.

         Net cash from operating activities primarily represents net income plus non-cash charges for depreciation and amortization, and changes in working capital. During 1996, $20.2 million of cash generated from net income and non-cash charges was offset by $20.1 million of cash used for working capital purposes.

         Working capital at December 31, 1996 increased $22.8 million or 24.5% from the end of the prior year. The increase is primarily attributable to a $25.3 million increase in inventory offset in part by a $10.0 million increase in accounts payable resulting from foreign inventory purchases received at the end of 1996.

         As of December 31, 1996, $55.0 million of eligible receivables were sold under the Company's accounts receivable securitization program, compared to $53.7 million at December 31, 1995. The amount of trade receivables sold by the Company typically changes monthly depending upon the level of defined eligible receivables available for sale at each month end.

         Net cash used for investing activities in 1996 consisted of $15.5 million of capital expenditures, primarily related to the construction of a 71,000 square foot expansion of Lafayette Steel's existing facility, completion of the temper mill facility, processing equipment purchased under a lease buyout option, additional plasma burning tables, upgrading the Company's information systems, and construction of additional office space. Significant investing activities for 1997 include $6.0 million in capital contributions for two joint ventures and the purchase of a new $3.5 million tubing mill, which is anticipated to become operational in 1998. The Company is also evaluating the possibility of constructing a second temper mill facility in the Midstates Region of the United States, and developing a more significant presence in the Southeast Region of the country.

         Cash flows from financing activities in 1996 consisted of $49.1 million of net proceeds from the Offering, offset by net debt repayments of $33.6 million.

         At December 31, 1996, the Company's bank group credit agreement consists of an unsecured revolving credit component of $50 million and letter of credit commitments of approximately $76.1 million (the Credit Facility). In January 1997, the revolving credit component was increased to $60 million. The Credit Facility, which matures on June 30, 1999, contains restrictive covenants which require minimum net worth levels, maintenance of certain financial ratios and limitations on capital expenditures. The Company is in compliance with all covenants. At December 31, 1996, approximately $3.5 million in unused revolving credit borrowing availability existed under the Credit Facility.

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


EFFECTS OF INFLATION

         Inflation generally affects the Company by increasing the cost of personnel, processing equipment, purchased steel, and borrowings under the various credit agreements. The Company does not believe that inflation has had a material effect on its operating income over the periods presented. However, it has and could have a material effect on interest expense based on inflation's impact on amounts borrowed and prime and LIBOR borrowing rates.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and
the Board of Directors of
Olympic Steel, Inc.:

         We have audited the accompanying consolidated balance sheets of Olympic Steel, Inc. (an Ohio corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Olympic Steel, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.




                                              Arthur Andersen LLP

Cleveland, Ohio,
February 3, 1997.

ITEM 8.  FINANCIAL STATEMENTS

                               OLYMPIC STEEL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                     (in thousands, except per share data)

                                                    1996            1995          1994
                                                 -----------    -----------    ----------

Net sales                                         $ 560,062      $ 554,469     $ 381,906
Cost of sales                                       436,553        446,513       304,777
                                                  ---------      ---------     ---------
      Gross margin                                  123,509        107,956        77,129

Operating expenses
    Warehouse and processing                         29,881         28,307        19,806
    Administrative and general                       25,089         21,345        14,090
    Distribution                                     16,585         16,155        11,734
    Selling                                          13,475         13,692         9,466
    Occupancy                                         3,769          3,092         1,906
    Depreciation and amortization                     4,328          3,264         1,834
                                                  ---------      ---------     ---------
      Total operating expenses                       93,127         85,855        58,836
                                                  ---------      ---------     ---------

      Operating income                               30,382         22,101        18,293

Interest expense                                      4,301         10,746         3,761
Receivable securitization expense                     3,393            107          --
                                                  ---------      ---------     ---------
     Income before taxes                             22,688         11,248        14,532

Income taxes                                          8,569          4,504         5,834
Reinstatement of deferred income taxes                 --             --           7,800
                                                  ---------      ---------     ---------
      Net income                                  $  14,119      $   6,744     $     898
                                                  =========      =========     =========
      Net income per share                        $    1.50      $    0.78     $    0.12
                                                  =========      =========     =========
      Weighted average shares outstanding             9,427          8,600         7,778

Pro forma income data (unaudited):
    Income before taxes                                                        $  14,532
    Supplemental pro forma adjustments:
      Interest savings                                                               501
      Reduction in compensation                                                       83
      Income taxes                                                                (6,067)
                                                                               ---------
Pro forma net income                                                           $   9,049
                                                                               =========
Pro forma net income per share                                                 $    1.05
                                                                               =========
Pro forma weighted average shares outstanding                                      8,600




        The accompanying notes are an integral part of these statements.

                               OLYMPIC STEEL, INC.
                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 1996 AND 1995
                                 (in thousands)

                                                                                1996           1995
                                                                            -----------     ---------
                                    ASSETS
Cash                                                                         $   2,018      $   1,884
Accounts receivable                                                              9,483          7,405
Inventories                                                                    138,238        112,986
Prepaid expenses and other                                                       2,516          2,096
                                                                             ---------      ---------
    Total current assets                                                       152,255        124,371
                                                                             ---------      ---------

Property and equipment                                                          93,954         78,452
Accumulated depreciation                                                       (14,954)       (10,886)
                                                                             ---------      ---------
    Net property and equipment                                                  79,000         67,566
                                                                             ---------      ---------

Goodwill                                                                         9,875         10,135
                                                                             ---------      ---------

    Total assets                                                             $ 241,130      $ 202,072
                                                                             =========      =========

                                  LIABILITIES

Current portion of long-term debt                                            $   1,869      $   4,768
Accounts payable                                                                25,267         15,220
Accrued payroll                                                                  4,610          2,922
Accrued and deferred income taxes                                                  280          3,246
Other accrued liabilities                                                        4,241          5,070
                                                                             ---------      ---------
    Total current liabilities                                                   36,267         31,226
                                                                             ---------      ---------

Revolving credit agreement                                                      46,457         51,338
Industrial revenue bonds                                                         8,405          9,565
Taxable rate notes                                                               7,200          7,900
Term loans                                                                         651         24,969
                                                                             ---------      ---------
    Total long-term debt                                                        62,713         93,772
                                                                             ---------      ---------

Deferred income taxes                                                            4,823          3,090
                                                                             ---------      ---------
    Total liabilities                                                          103,803        128,088
                                                                             ---------      ---------

                             SHAREHOLDERS' EQUITY

Preferred stock, without par value,  5,000 shares authorized,
  no shares issued or outstanding                                                 --             --

Common stock, without par value, 20,000 shares authorized,
  10,692 and 8,600 issued and outstanding in 1996 and 1995, respectively       106,319         57,095
Retained earnings                                                               31,008         16,889
                                                                             ---------      ---------
    Total shareholders' equity                                                 137,327         73,984
                                                                             ---------      ---------
    Total liabilities and shareholders' equity                               $ 241,130      $ 202,072
                                                                             =========      =========

      The accompanying notes are an integral part of these balance sheets.

                               OLYMPIC STEEL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                 (in thousands)

                                                                               1996          1995          1994
                                                                            ---------     ---------     ---------

Cash flows from operating activities:
  Net income                                                                $ 14,119      $  6,744      $    898
  Adjustments to reconcile net income to net
  cash from (used for) operating activities-
      Depreciation and amortization                                            4,328         3,264         1,834
      Long-term deferred income taxes                                          1,733        (1,713)        4,803
                                                                            --------      --------      --------
                                                                              20,180         8,295         7,535
Changes in working capital:
  Accounts receivable                                                         (2,388)       54,076        (7,018)
  Inventories                                                                (25,252)       24,310       (23,713)
  Prepaid expenses and other                                                    (420)         (165)         (491)
  Accounts payable                                                            10,047       (27,590)          109
  Accrued payroll and other accrued liabilities                                  859           959         2,648
  Accrued and deferred income taxes                                           (2,966)         (134)        2,980
                                                                            --------      --------      --------
                                                                             (20,120)       51,456       (25,485)
                                                                            --------      --------      --------
    Net cash from (used for) operating activities                                 60        59,751       (17,950)
                                                                            --------      --------      --------

Cash flows from investing activities:
  Acquisition of Lafayette Steel (including working capital of $28,532)         --         (52,345)         --
  Temper mill facility and equipment                                          (1,411)       (7,979)       (8,689)
  Plate facility and processing equipment                                     (1,419)       (2,063)       (5,327)
  Lafayette Steel facility expansion                                          (4,445)         --            --
  Purchase of previously leased processing equipment                          (1,855)         --            --
  Tubing facility and equipment                                                 --          (1,448)       (1,401)
  Other capital expenditures, net                                             (6,372)       (1,249)       (1,653)
                                                                            --------      --------      --------
    Net cash used for investing activities                                   (15,502)      (65,084)      (17,070)
                                                                            --------      --------      --------

Cash flows from financing activities:
  Revolving credit agreement                                                  (4,881)       (8,414)      (18,233)
  Net proceeds from sale of common stock                                      49,100          --          56,995
  Proceeds from stock options exercised                                          124          --            --
  Proceeds from term loans and IRB's                                            --          16,100        18,000
  Repayments of term loans, IRB's, and taxable rate notes                    (28,767)       (3,468)       (1,660)
  Unexpended industrial revenue bond funds                                      --           2,281        (2,281)
  S corporation dividends paid                                                  --            --         (17,500)
                                                                            --------      --------      --------
    Net cash from financing activities                                        15,576         6,499        35,321
                                                                            --------      --------      --------

Cash:
  Net increase                                                                   134         1,166           301
  Beginning balance                                                            1,884           718           417
                                                                            --------      --------      --------
  Ending balance                                                            $  2,018      $  1,884      $    718
                                                                            ========      ========      ========



        The accompanying notes are an integral part of these statements.

                               OLYMPIC STEEL, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                 (in thousands)

                                                                 COMMON       RETAINED
                                                                 STOCK        EARNINGS
                                                               ----------    ---------

Balance at December 31, 1993                                    $    100     $  9,247

     Net income                                                     --            898
     Net proceeds from sale of 4,000 shares of common stock       56,995         --
                                                                --------     --------

Balance at December 31, 1994                                      57,095       10,145

     Net income                                                     --          6,744
                                                                --------     --------

Balance at December 31, 1995                                      57,095       16,889

     NET INCOME                                                     --         14,119
     NET PROCEEDS FROM SALE OF 2,084 SHARES OF COMMON STOCK       49,100         --
     EXERCISE OF 8 STOCK OPTIONS                                     124         --
                                                                --------     --------

BALANCE AT DECEMBER 31, 1996                                    $106,319     $ 31,008
                                                                ========     ========








        The accompanying notes are an integral part of these statements.

                               OLYMPIC STEEL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                             (dollars in thousands)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
    ------------------------------------------

PRINCIPLES OF CONSOLIDATION
The accompanying consolidated financial statements include the accounts of Olympic Steel, Inc. and its wholly-owned subsidiaries (collectively the Company or Olympic), after elimination of intercompany accounts and transactions.

ACCOUNTING ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CONCENTRATION RISKS
The Company is a major customer of flat-rolled coil and plate steel for many of its principal suppliers, but is not dependent on any one supplier. In 1996, the Company purchased approximately 18% of its total steel requirements from a single supplier.

INVENTORIES
Inventories are stated at the lower of cost or market and include the cost of purchased steel, internal and external processing and freight. Cost is determined using the specific identification method.

PROPERTY AND EQUIPMENT, AND DEPRECIATION
Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives ranging from 3 to 30 years.

GOODWILL AND AMORTIZATION
Goodwill includes the cost in excess of fair value of the net assets acquired and is being amortized on a straight-line method over 40 years. In the event that facts and circumstances indicate that the value of goodwill or other long-lived assets may be impaired, the Company evaluates recoverability to determine if a write-down to market value is required. Goodwill amortization expense totaled $260 in both 1996 and 1995. Amortization expense in 1994 totaled $132 and related to a covenant not to compete agreement that expired in 1994. Accumulated amortization of goodwill totaled $520 and $260 at December 31, 1996 and 1995, respectively.

REVENUE RECOGNITION
Revenue is recognized when steel is shipped to the customer. Sales returns and allowances are treated as reductions to sales and are provided for based on historical experience and current estimates.

INCOME TAXES
In the first quarter of 1994, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." SFAS No. 109 utilizes the liability method and deferred taxes are determined based on the estimated future tax effects of differences between the financial and tax bases of assets and liabilities given the provisions of enacted tax laws.

EARNINGS PER SHARE
Earnings per share has been calculated based on the weighted average number of shares outstanding. Shares outstanding were 4.6 million from January 1, 1994 through March 16, 1994, 8.6 million from March 17, 1994 through August 8, 1996 and 10.7 million since August 9, 1996. Primary and fully diluted earnings per share are the same as the effect of dilutive outstanding stock options is immaterial.

2.  PUBLIC OFFERINGS OF COMMON STOCK:
    --------------------------------

The Company completed its initial public offering of 4 million common shares in March, 1994. The $56,995 of net proceeds were used to pay a $17,500 final S corporation dividend, and the remaining proceeds were used to repay $39,495 of borrowings under the revolving credit agreement. In August, 1996, the Company completed the sale of an additional 2.1 million shares of common stock. The net proceeds of $49,100 were used to repay borrowings outstanding under the Company's bank credit agreements.


3.  ACQUISITION:
    -----------

Effective January 1, 1995, the Company completed the acquisition of substantially all of the assets and assumed certain liabilities of Lafayette Steel Company (Lafayette Steel). Lafayette Steel is an intermediate steel processor headquartered in Detroit, Michigan, primarily serving the automotive industry.

The final purchase price totaled $69,833 and exceeded the net book value of the assets acquired by $13,000. The adjusted cash portion of the purchase price, including fees and expenses and the repayment of $30,069 of Lafayette Steel's existing bank debt, totaled $52,345.

The acquisition has been accounted for as a purchase and, accordingly, assets and liabilities are reflected at estimated fair values. The final purchase price allocation resulted in goodwill of $10,395, which is being amortized over 40 years.

The following unaudited pro forma condensed statement of income for 1994 gives effect to the acquisition of Lafayette Steel as if it had occurred on January 1, 1994. The pro forma information is based upon the historical financial statements of Olympic Steel and Lafayette Steel, giving effect to the acquisition under the purchase method of accounting. The pro forma financial information has been prepared by Olympic's management based upon the audited financial statements of Lafayette Steel. This pro forma information is presented in response to applicable accounting rules relating to business acquisitions. It is not necessarily indicative of the actual results that would have been achieved had the acquisition occurred as of January 1, 1994, and is not necessarily indicative of future results of the combined companies.

                                                                             PRO FORMA           PRO FORMA
                                               OLYMPIC       LAFAYETTE      ADJUSTMENTS           OLYMPIC
                                            -----------     -----------     -----------         -----------
      NET SALES                            $    381,906   $     148,996   $           -      $      530,902
      COST OF SALES                             304,777         127,603          (1,888) (A)        430,492
                                            -----------     -----------     -----------         -----------
           GROSS MARGIN                          77,129          21,393           1,888             100,410
      OPERATING EXPENSES                         58,836          22,441          (1,282) (B)         79,995
                                            -----------     -----------     -----------         -----------
           OPERATING INCOME (LOSS)               18,293          (1,048)          3,170              20,415
      INTEREST EXPENSE                            3,761           2,194             949  (C)          6,904
                                            -----------     -----------     -----------         -----------
           INCOME (LOSS) BEFORE INCOME           14,532          (3,242)          2,221              13,511
             TAXES
      INCOME TAXES                                5,834               -            (410) (D)          5,424
      REINSTATEMENT OF DEFERRED
        INCOME TAXES                              7,800               -               -               7,800
                                            -----------     -----------     -----------         -----------
           NET INCOME (LOSS)               $        898   $      (3,242)  $       2,631       $         287

                                            ===========     ===========     ===========         ===========
      NET INCOME PER SHARE                 $       0.12                                       $        0.04
                                            ===========                                         ===========
        WEIGHTED AVERAGE SHARES
           OUTSTANDING                            7,778                                               7,778
                                            ===========                                         ===========

(a) Reflects restatement of inventory from LIFO to the specific identification costing method.

(b) To reduce shareholder and executive compensation and benefits, to reduce depreciation expense for the difference between historical cost and the fair value of assets acquired, to reduce certain professional fees, including those relating to the acquisition, and to record goodwill amortization.

(c) To record interest expense relating to incremental debt incurred for the acquisition.

(d) To record an income tax benefit for Lafayette Steel's pre-tax loss, after giving effect to pro forma adjustments, at Olympic's 1994 effective income tax rate.

4.  ACCOUNTS RECEIVABLE:
    -------------------

On December 19, 1995, the Company entered into a three-year agreement to sell, on a revolving basis, through its wholly-owned entity, Olympic Steel Receivables LLC, an undivided interest in a designated pool of its trade accounts receivable. The maximum amount of receivables that can be sold is $65,000, with the amount sold at any month end measurement date dependent upon the level of defined eligible receivables. The Company, as agent for the purchaser of the receivables, retains collection and administrative responsibilities for the participating interests sold. As collections reduce the receivables included in the pool, the Company may sell additional undivided interests in new receivables up to the $65,000 limit. The amount of receivables sold by the Company typically will change monthly depending upon the level of defined eligible receivables available for sale each month end.

As of December 31, 1996 and 1995, $55,000 and $53,671, respectively, of receivables were sold and reflected as a reduction of accounts receivable in the accompanying consolidated balance sheets. Proceeds from the initial sale were used to reduce borrowings under the Company's revolving credit agreement and are reflected as operating cash flows in the accompanying 1995 consolidated statement of cash flows. Costs of the program, which primarily consist of the purchaser's financing cost of issuing commercial paper backed by the receivables, totaled $3,393 in 1996 and $107 in 1995, and have been classified as Receivable Securitization Expense in the accompanying consolidated statements of income.

Accounts receivable are presented net of allowances for doubtful accounts of $485 and $811 as of December 31, 1996 and 1995, respectively. Bad debt expense totaled $268 in 1996, $763 in 1995, and $362 in 1994.


5.  PROPERTY AND EQUIPMENT:
    ----------------------

Property and equipment consists of the following:

                                        DECEMBER 31,
                                  -----------------------
                                    1996          1995
                                  ---------     ---------

Land and improvements             $  8,037      $  7,128
Buildings and improvements          40,105        25,975
Machinery and equipment             37,292        22,588
Furniture and fixtures               3,315         2,039
Computer equipment                   3,604         2,817
Vehicles                               378           358
Construction in progress             1,223        17,547
                                  --------      --------
                                    93,954        78,452
Less accumulated depreciation      (14,954)      (10,886)
                                  --------      --------
 Total property and equipment     $ 79,000      $ 67,566
                                  ========      ========

Construction in progress at December 31, 1996 primarily consists of material handling equipment to be added to a blanking press in 1997 and management information system enhancements in-process. Construction in progress at December 31, 1995 primarily related to the Cleveland temper mill facility and equipment which became fully operational in 1996.

6.  REVOLVING CREDIT AGREEMENT:
    --------------------------

The Company has been operating under various multi-bank revolving credit agreements for many years. As of December 31, 1996, the facility consisted of an unsecured revolving credit component of $50,000, and letter of credit commitments of $76,141. Letters of credit are collateralized by the respective assets financed. On January 24, 1997, the credit agreement was amended to increase the revolving credit availability to $60,000 and to authorize the Company's investment in two joint ventures. The agreement matures on June 30, 1999. Each year, the Company may request to extend its maturity date one year with the approval of the bank group.

The revolving credit agreement balance includes $5,487 and $9,768 of checks issued that have not cleared the bank as of December 31, 1996 and 1995, respectively.

The Company has the option to borrow based on the agent bank's base rate or the London Interbank Offered Rate (LIBOR). The interest rate changes every three months based on the Company's operating performance and leverage ratio. As of December 31, 1996, the interest rates were base plus 0% or LIBOR plus .75%. The effective interest rate for credit agreement borrowings amounted to 7.5% in 1996, 7.9% in 1995, and 5.6% in 1994. Interest on the base rate option is payable quarterly in arrears while interest on the LIBOR option is payable at the end of the LIBOR interest period, which ranges from one to six months. The agreement also includes a commitment fee of .25% of the unused portion of the revolver which is payable quarterly in arrears.


7.  TAXABLE RATE NOTES:
    ------------------

In October 1993, the Company completed a $10,000 refinancing of its real estate in Minneapolis, Minnesota; Milford, Connecticut; Elk Grove Village, Illinois; and Cleveland, Ohio. The refinancing was in the form of taxable rate notes. The term of the notes is 15 years with annual principal payments of $700 for the first 10 years and $600 for years 11 through 15. As of December 31, 1996, $7,900 was outstanding. The notes are backed by a three year bank letter of credit, expiring October 15, 1999, and are secured by a first mortgage on the Chicago, Connecticut and Minneapolis land and buildings and a second mortgage on certain Cleveland real estate. The interest rate changes each week based on the taxable rate note market. As of December 31, 1996, the effective interest rate was 7.4%.


8.  INDUSTRIAL REVENUE BONDS:
    ------------------------

The long-term portion of industrial revenue bonds at December 31, 1996 and 1995, consisted of the following:

                                                         Effective Interest
              Description of Bonds                       Rate at 12/31/96         1996         1995
              --------------------                       ----------------     ----------   ----------
$6,000 variable rate bonds due 1995 through 2004               6.8%              $4,200       $4,800
$2,660 variable rate bonds due 1992 through 2004               6.1%               1,505        1,715
$4,800 variable rate bonds due 1992 through 2004               6.5%               2,700        3,050
                                                                              ----------   ----------
                                                                                 $8,405       $9,565
                                                                              ----------   ----------

These bonds are backed by standby letters of credit, expiring June 30, 1999 with the revolving credit bank group which has a first lien on certain land, building and equipment.

9.  SCHEDULED DEBT MATURITIES, INTEREST, DEBT CARRYING VALUES AND COVENANTS:
    -----------------------------------------------------------------------

Scheduled maturities of all long-term debt for the years succeeding December 31, 1996 are $1,869 in 1997, $2,444 in 1998, $1,870 in both 1999 and 2000, $1,875 in
2001 and $8,197 thereafter.

The overall effective interest rate for all debt amounted to 7.1% in 1996, 7.7% in 1995, and 5.7% in 1994. Interest paid totaled $4,628, $11,823, and $3,843 for the years ended December 31, 1996, 1995 and 1994, respectively. Amounts paid relative to the accounts receivable securitization program totaled $3,236 in 1996. Interest expense of $92, $1,021 and $208 was capitalized in 1996, 1995 and 1994, respectively, in conjunction with constructing and equipping new facilities.

Management believes the carrying values of its long-term debt approximate their fair values, as each of the Company's debt arrangements bear interest at rates that vary based on a bank's base rate, LIBOR, the short-term tax exempt revenue bond index or taxable rate note market.

Under its debt agreements, the Company is subject to certain covenants such as minimum net worth, capital expenditure limitations, and interest coverages. The Company was in compliance with all covenants as of December 31, 1996.


10.  INCOME TAXES:
     ------------

Prior to January 1, 1994, the Company was treated as an S corporation. In connection with the initial public offering, the Company terminated its S corporation election and became fully subject to federal and state income taxation as a C corporation. As a result, deferred income tax liabilities of $7,800 as of January 1, 1994 were reinstated and included in income tax expense in 1994.

The components of the Company's net deferred tax liability at December 31 are as follows:

     Asset / (Liability)                      1996        1995
     -------------------                    --------     -------
Accrued income taxes                        $  (681)     $(2,092)

Current deferred income taxes:
  LIFO inventory reserves                      (583)      (1,842)
  Other temporary items                         984          688
                                            -------      -------
Total current deferred income taxes             401       (1,154)
                                            -------      -------
Accrued and deferred income taxes              (280)      (3,246)
                                            -------      -------

Long-term deferred income taxes:
  Goodwill                                   (1,365)        --
  LIFO inventory reserve                     (1,167)      (1,655)
  Tax in excess of book depreciation         (2,291)      (1,435)
                                            -------      -------
Total long-term deferred income taxes        (4,823)      (3,090)
                                            -------      -------
Total current and deferred income taxes     $(5,103)     $(6,336)
                                            =======      =======

The following table reconciles the U.S. federal statutory rate to the Company's effective tax rate:

                                                  1996      1995      1994
                                                 ------    ------    ------
U.S. federal statutory rate                       35.0%     35.0%     35.0%
State and local taxes, net of federal benefit      2.5       4.4       5.0
All other, net                                     0.3       0.6       0.1
                                                  ----      ----      ----
Effective income tax rate                         37.8%     40.0%     40.1%
                                                  ----      ----      ----

The tax provision includes a current provision of $9,266, $6,443 and $8,024, and a deferred benefit of $697, $1,939 and $2,190 in 1996, 1995 and 1994, respectively. Income taxes paid in 1996, 1995 and 1994, totaled $10,113, $6,191 and $5,944, respectively.

11.  RETIREMENT PLANS:
     ----------------

The Company has several retirement plans consisting of a profit-sharing plan and a 401(k) plan covering all non-union employees, and two separate 401(k) plans covering all union employees.

Company contributions for the non-union profit-sharing plan are in discretionary amounts as determined annually by the Board of Directors. For each of the last three years, Company contributions were 4% of each eligible employee's W-2 earnings. The non-union 401(k) retirement plan allows eligible employees to contribute up to 10% of their W-2 earnings. The Company contribution is determined annually by the Board of Directors and is based on a percentage of eligible employees' contributions. For each of the last three years, the Company matched one half of each eligible employee's contribution.

Company contributions for each of the last three years for the union plans were 3% of eligible W-2 wages plus one half of the first 4% of each employee's contribution.

Retirement plan expense amounted to $2,001, $1,762, and $1,035 for the years ended December 31, 1996, 1995, and 1994, respectively.


12.  STOCK OPTIONS:
     -------------

In January 1994, the Stock Option Plan (Option Plan) was adopted by the Board of Directors and approved by the shareholders of the Company. Pursuant to the provisions of the Option Plan, key employees of the Company, non-employee directors and consultants may be offered the opportunity to acquire shares of Common Stock by the grant of stock options, including both incentive stock options (ISOs) and nonqualified stock options. ISOs are not available to non-employee directors or consultants. A total of 450,000 shares of Common Stock has been reserved for options under the Option Plan. The purchase price of a share of Common Stock pursuant to an ISO will not be less than the fair market value of a share of Common Stock at the grant date. Options vest over a period of five years at a rate of 20% per year commencing on the first anniversary of the date of grant, and expire 10 years after the date of grant. The Option Plan will terminate on January 5, 2004. Termination of the Option Plan will not affect outstanding options.

During 1996, 1995 and 1994, nonqualified options to purchase 12,500, 20,000 and 120,000 shares, respectively, were issued under the Option Plan to the Company's key employees and outside directors, all at an exercise price of $15.50 per share. During 1996, options to purchase 8,000 shares were exercised. Options to purchase 144,500 shares were outstanding at December 31, 1996.

In 1996, the Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." The Black-Scholes option-pricing model was used to determine that the pro forma impact of compensation expense from options granted was immaterial.

13.  COMMITMENTS AND CONTINGENCIES:
     -----------------------------

The Company leases certain warehouses, sales offices and processing equipment under long-term lease agreements. The leases are classified as operating and expire at various dates through 2004. In some cases the leases include options to extend. Rent expense was $2,634, $2,873 and $2,512 for the years ended December 31, 1996, 1995 and 1994, respectively.

Future minimum lease payments as of December 31, 1996 are as follows:


                     1997                      $    2,008
                     1998                           1,764
                     1999                           1,430
                     2000                             921
                     2001                             687
               Thereafter                           1,518
                                               ----------
                                               $    8,328
                                               ==========

The Company is a defendant in various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the outcome of the proceedings to which the Company is currently a party will not have a material adverse effect upon its operations or financial position.


14.  RELATED PARTY TRANSACTIONS:
     --------------------------

A related entity handles a portion of the freight activity for the Company's Cleveland division. Payments to this entity approximated $3,117, $3,199, and $2,880 for the years ended December 31, 1996, 1995 and 1994, respectively. There is no common ownership or management of this entity with the Company. Another related entity owns one of the Cleveland warehouses and leases it to the Company at an annual rental of $195. The lease expires June 2000 and has two remaining renewal options of 10 years each.


15.  SUBSEQUENT EVENTS:
     -----------------

In January 1997, the Company completed the formation of Olympic Continental Resources LLC (OCR), a joint venture with Atlas Iron Processors, Inc. (Atlas) and Uwe T. Schmidt, OCR's Chief Executive Officer. OCR buys, sells and trades ferrous and non-ferrous metals and alternate iron products to steel mills and scrap processors. The venture acquired the business activities previously conducted by Thyssen Continental Resources LLC, a joint venture between Thyssen Inc. and Atlas that had profitable revenues of $145,000 for fiscal 1996. The Company made a $4,000 cash investment for its 45% ownership share in OCR and guarantees up to $10,000 of outstanding debt under OCR's $35,000 revolving bank credit facility. Olympic's investment in OCR will be accounted for under the equity method.

On January 20, 1997, the Company and the U.S. Steel Group of USX Corporation, announced that the two companies will form a joint venture to process laser welded sheet steel blanks. The joint venture will be owned 50% by each of the companies and will conduct business as Olympic Laser Processing (OLP). OLP plans to construct a new facility initially equipped with two laser welding lines. Production is expected to begin in 1998. The investment in OLP will be accounted for under the equity method.

16.  UNAUDITED PRO FORMA INFORMATION:
     -------------------------------

Unaudited pro forma net income for the year ended December 31, 1994 reflects (i) the reduction in interest expense resulting from the application of net proceeds from the sale of 4 million shares of Common Stock on March 17, 1994 (the Offering), to repay approximately $39,495 of indebtedness with a weighted average interest rate of 6.0% in 1994, (ii) the reduction of compensation expense for officers and certain retiring employees net of additional costs to be incurred as a public company and (iii) assumes the Company is subject to income tax as a C corporation, and excludes the one-time $7,800 income tax charge for the reinstatement of deferred income taxes resulting from the change in the Company's income tax status from an S corporation to a C corporation. Unaudited pro forma net income per share has been calculated by dividing pro forma net income by the number of shares outstanding after the Offering.

                       SUPPLEMENTARY FINANCIAL INFORMATION

UNAUDITED QUARTERLY RESULTS OF OPERATIONS
(in thousands, except per share amounts)

1996                                        1ST         2ND         3RD         4TH         YEAR
----                                     ----------  ----------  ----------  ----------  ----------

Net sales                                 $142,589    $146,697    $134,971    $135,805    $560,062

Gross margin                                30,926      32,815      30,403      29,365     123,509

Operating income                             7,719       9,545       7,263       5,855      30,382

Income before taxes                          5,427       7,219       5,516       4,526      22,688

Net income                                $  3,256    $  4,331    $  3,530    $  3,002    $ 14,119

   Net income per share                   $   0.38    $   0.50    $   0.36    $   0.28    $   1.50

   Weighted average shares outstanding       8,600       8,600       9,801      10,689       9,427

Market price of common stock: (a)
   High                                   $  10.88    $  28.63    $  30.25    $  29.75    $  30.25
   Low                                        8.50       10.13       22.38       20.25        8.50


1995                                         1ST         2ND         3RD         4TH        YEAR
----                                     ----------  ----------  ----------  ----------  ----------

Net sales                                 $149,058    $142,095    $132,673    $130,643    $554,469

Gross margin                                30,012      27,343      24,887      25,714     107,956

Operating income                             7,717       5,713       4,269       4,402      22,101

Income before taxes                          5,150       2,866       1,375       1,857      11,248

Net income                                $  3,067    $  1,721    $    835    $  1,121    $  6,744

   Net income per share                   $   0.36    $   0.20    $   0.10    $   0.13    $   0.78

   Weighted average shares outstanding       8,600       8,600       8,600       8,600       8,600

Market price of common stock: (a)
   High                                   $  11.50    $  11.00    $  10.88    $  10.13    $  11.50
   Low                                        9.50        9.00        8.88        7.50        7.50

(a)  Represents high and low closing quotations as reported by NASDAQ.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by Item 10 as to the Directors of the Registrant will be incorporated herein by reference to the information set forth under the caption "Election of Directors" in the Registrant's definitive proxy statement for its April 24, 1997 Annual Meeting of Shareholders.

ITEM 11.  EXECUTIVE COMPENSATION

Information required by Item 11 will be incorporated herein by reference to the information set forth under caption "Executive Officers' Compensation" in the Registrant's definitive proxy statement for its April 24, 1997 Annual Meeting of Shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by Item 12 will be incorporated herein by reference to the information set forth under the caption "Security Ownership of Management" in the Registrant's definitive proxy statement for its April 24, 1997 Annual Meeting of Shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by Item 13 will be incorporated herein by reference to the information set forth under the caption "Related Transactions and Compensation Interlocks" in the Registrant's definitive proxy statement for its April 24, 1997 Annual Meeting of Shareholders.


                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

  (a)(1) THE FOLLOWING FINANCIAL STATEMENTS ARE INCLUDED IN PART II, ITEM 8:
  Report of Independent Public Accountants
  Consolidated Statements of Income for the Years Ended December 31, 1996,
    1995 and 1994
  Consolidated Balance Sheets as of December 31, 1996 and 1995
  Consolidated Statements of Cash Flows for the Years Ended December 31, 1996,
    1995 and 1994
  Consolidated Statements of Shareholders' Equity for the Years Ended December
    31, 1996, 1995 and 1994
  Notes to Consolidated Financial Statements

  (a)(2) FINANCIAL STATEMENT SCHEDULES. All schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements including notes thereto.

  (a)(3) EXHIBITS. The Exhibits filed herewith are set forth on the Index to Exhibits filed as part of this report.

  (b) REPORTS ON FORM 8-K. No reports were filed on Form 8-K during the fourth quarter of 1996.

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                     OLYMPIC STEEL, INC.

March 7, 1997                        By:  /s/ R. Louis Schneeberger
                                     -------------------------------------------
                                     R. Louis Schneeberger,
                                     Chief Financial Officer and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated and on the 7th day of March, 1996.

March 7, 1997                        /s/ Michael D. Siegal *
                                     -------------------------------------------
                                         Michael D. Siegal
                                         President, Chairman of the Board
                                         and Chief Executive Officer

March 7, 1997                        /s/ R. Louis Schneeberger *
                                     -------------------------------------------
                                         R. Louis Schneeberger
                                         Chief Financial Officer
                                         and Director

March 7, 1997                        /s/ David A. Wolfort *
                                     -------------------------------------------
                                         David A. Wolfort
                                         Chief Operating Officer
                                         and Director

March 7, 1997                        /s/ Bruce S. Adelstein *
                                     -------------------------------------------
                                         Bruce S. Adelstein
                                         Vice President - Operations
                                         and Director

March 7, 1997                        /s/ Richard T. Marabito *
                                     -------------------------------------------
                                         Richard T. Marabito
                                         Treasurer and Corporate Controller
                                         (Principal Accounting Officer)

March 7, 1997                        /s/ Martin H. Elrad *
                                     -------------------------------------------
                                         Martin H. Elrad, Director

March 7, 1997                        /s/ Thomas M. Forman   *
                                     -------------------------------------------
                                         Thomas M. Forman, Director

March 7, 1997                        /s/ Janice M. Margheret *
                                     -------------------------------------------
                                         Janice M. Margheret, Director

* The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to the Powers of Attorney executed by the above-named officers and Directors of the Company and filed with the Securities and Exchange Commission on behalf of such officers and Directors.

By:      /s/ R. Louis Schneeberger                         March 7, 1997
         ---------------------------------------
         R. Louis Schneeberger, Attorney-in-Fact

                               OLYMPIC STEEL, INC.

                                INDEX TO EXHIBITS

 Exhibit         Description of Document                                                         Sequential Page No.
 -------         -----------------------                                                         -------------------
 3.1(i)          Amended and Restated Articles of Incorporation                                            *

 3.1(ii)         Amended and Restated Code of Regulations                                                  *

 4.1             Credit Agreement dated October 4, 1996 by and among the Registrant, three                **
                 banks and National City Bank, Agent

 4.2             First Amendment to Credit Agreement dated January 24, 1997 by and among the             36-38
                 Registrant, three banks and National City Bank, Agent

 4.4             Receivables Purchase Agreement dated December 19, 1995 among the Registrant,             ***
                 Olympic Steel Receivables LLC, Olympic Steel Receivables, Inc. and Clipper
                 Receivables Corporation as Purchaser

 4.5             Purchase and Sale Agreement dated December 19, 1995 among the Registrant,                ***
                 Olympic Steel Lafayette, Inc. and Olympic Steel Receivables LLC
                 Information concerning certain of the Registrant's other long-term debt is set forth in Notes 7 and 8 of Notes to Consolidated Financial Statements.
                 The Registrant hereby agrees to furnish copies of such instruments to the
                 Commission upon request.

 10.1            Olympic Steel, Inc. Stock Option Plan                                                     *

 10.2            Lease, dated as of July 1, 1980, as amended, between S.M.S. Realty Co., a                 *
                 lessor, and the Registrant, as lessee, relating to one of the Cleveland facilities

 10.4            Lease, dated as of November 30, 1987, as amended, between Tinicum Properties              *
                 Associates L.P., as lessor, and the Registrant, as lessee, relating to
                 Registrant's Lester, Pennsylvania facility

 10.5            Executive and General Managers Bonus Plans                                                *

 10.6            Tax Indemnification Agreement among the Registrant and each of its principal              *
                 shareholders

 10.7            Contract Carrier Contract for Transportation Services, dated January 1, 1991,             *
                 between Bedford Trucking Company and the Registrant

 10.8            Operating Agreement of Olympic Continental Resources, L.L.C. by and among
                 Thyssen-Continental Resources LLC, Olympic Steel Trading, Inc. and Uwe T.               39-83
                 Schmidt

 21              List of subsidiaries                                                                     84

 23              Consent of Arthur Andersen LLP                                                           85

 24              Directors and Officers Powers of Attorney                                                86

 27              Financial Data Schedule (EDGAR Filing Only)

* Incorporated by reference to the Exhibit with the same exhibit number included in Registrant's Registration Statement on Form S-1 (No. 33-73992) filed with the Commission on January 12, 1994.

** Incorporated by reference to an Exhibit included in Registrant's Form 10-Q filed with the Commission on November 4, 1996.

*** Incorporated by reference to an Exhibit included in Registrant's Form 10-K filed with the Commission on March 29, 1996.