Form 10-Q
period 1997-03-31
OLYMPIC STEEL INC
filed 1997-05-05
CIK 917470

                                                               *DRAFT*
================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT 1934

                  For the quarterly period ended March 31, 1997
                                                 --------------

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-23320
                                                -------

                               OLYMPIC STEEL, INC.
             (Exact name of registrant as specified in its charter)

         Ohio                                                34-1245650
-------------------------------                        -----------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                         Identification Number)

5096 Richmond Road, Bedford Heights, Ohio                         44146
-----------------------------------------                      --------------
(Address of principal executive offices)                        (Zip Code)

        Registrant's telephone number, including area code (216) 292-3800
                                                           ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---     ---

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

               Class                        Outstanding as of April 30, 1997
--------------------------------------      --------------------------------
Common stock, without par value                         10,692,000


================================================================================

                                   1 or 33

                               OLYMPIC STEEL, INC.
                               INDEX TO FORM 10-Q

                                                                       PAGE NO.
                                                                      ---------

PART I.            FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS
              --------------------

              Consolidated Balance Sheets - March 31, 1997 and                3
                December 31, 1996

              Consolidated Statements of Income - for the three months
                ended March 31, 1997 and 1996                                 4

              Consolidated Statements of Cash Flows - for the three months
                ended March 31, 1997 and 1996                                 5

              Notes to Consolidated Financial Statements                    6-7

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              -------------------------------------------------
              CONDITION AND RESULTS OF OPERATIONS                          8-12
              -----------------------------------

PART II.           OTHER INFORMATION

     ITEM 6.  Exhibits and Reports on Form 8-K                               12

SIGNATURES                                                                   13



                                     2 of 33

Part I.  FINANCIAL INFORMATION

                               OLYMPIC STEEL, INC.
                           CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                      March 31,     December 31,
                                                        1997            1996
                                                      ---------     ------------

                                                     (unaudited)
                           Assets

Cash                                                   $   3,518      $   2,018
Accounts receivable                                       20,880          9,483
Inventories                                              137,796        138,238
Prepaid expenses and other                                 2,341          2,516
                                                       ---------      ---------
   Total current assets                                  164,535        152,255
                                                       ---------      ---------
Property and equipment                                    97,093         93,954
Accumulated depreciation                                 (16,151)       (14,954)
                                                       ---------      ---------
   Net property and equipment                             80,942         79,000
                                                       ---------      ---------
Goodwill                                                   9,810          9,875
Investments in joint ventures                              5,423             --
                                                       ---------      ---------
   Total assets                                        $ 260,710      $ 241,130
                                                       =========      =========

                         Liabilities

Current portion of long-term debt                      $   1,869      $   1,869
Accounts payable                                          31,485         25,267
Accrued payroll                                            2,510          4,610
Accrued and deferred income taxes                            576            280
Other accrued liabilities                                  4,781          4,241
                                                       ---------      ---------
   Total current liabilities                              41,221         36,267
                                                       ---------      ---------
Revolving credit agreement                                58,429         46,457
Industrial revenue bonds                                   8,405          8,405
Taxable rate notes                                         7,200          7,200
Term loans                                                   648            651
                                                       ---------      ---------
   Total long-term debt                                   74,682         62,713
                                                       ---------      ---------
Deferred income taxes                                      5,035          4,823
                                                       ---------      ---------
   Total liabilities                                     120,938        103,803
                                                       ---------      ---------

                    Shareholders' Equity

Preferred stock                                               --             --
Common stock                                             106,319        106,319
Retained earnings                                         33,453         31,008
                                                       ---------      ---------
   Total shareholders' equity                            139,772        137,327
                                                       ---------      ---------
   Total liabilities and shareholders' equity          $ 260,710      $ 241,130
                                                       =========      =========


      The accompanying notes are an integral part of these balance sheets.



                                     3 of 33

                               OLYMPIC STEEL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      FOR THE THREE MONTHS ENDED MARCH 31,

                (IN THOUSANDS, EXCEPT PER SHARE AND TONNAGE DATA)


                                                          1997           1996
                                                        --------        --------
                                                               (unaudited)

Tons sold

   Direct                                                273,337         257,211
   Toll                                                   42,487          37,220
                                                        --------        --------
                                                         315,824         294,431
                                                        ========        ========


Net sales                                               $149,473        $142,589

Cost of sales                                            118,830         111,663
                                                        --------        --------
   Gross margin                                           30,643          30,926

Operating expenses
   Warehouse and processing                                8,266           7,404
   Administrative and general                              6,603           6,091
   Distribution                                            4,485           4,243
   Selling                                                 3,335           3,466
   Occupancy                                               1,139           1,009
   Depreciation and amortization                           1,289             994
                                                        --------        --------
      Total operating expenses                            25,117          23,207
                                                        --------        --------
   Operating income                                        5,526           7,719
Income from joint ventures                                   101              --
                                                        --------        --------
                                                           5,627           7,719
                                                        --------        --------
Interest expense                                             917           1,476
Receivable securitization expense                            799             816
                                                        --------        --------
   Income before taxes                                     3,911           5,427
Income taxes                                               1,466           2,171
                                                        --------        --------
   Net income                                           $  2,445        $  3,256
                                                        ========        ========
   Net income per share                                 $   0.23        $   0.38
                                                        ========        ========
   Weighted average shares outstanding                    10,692           8,600
                                                        ========        ========


        The accompanying notes are an integral part of these statements.


                                     4 of 33

                               OLYMPIC STEEL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31,

                                 (in thousands)

                                                           1997        1996
                                                         --------      --------
                                                              (unaudited)

Cash flows from operating activities:
   Net income                                            $  2,445      $  3,256
   Adjustments to reconcile net income to net
      cash from (used for) operating activities-
         Depreciation and amortization                      1,289           994
         Income from joint ventures                          (101)           --
         Long-term deferred income taxes                      212            --
                                                         --------      --------
                                                            3,845         4,250

Changes in working capital:
   Accounts receivable                                    (11,397)       (5,475)
   Inventories                                                442        (5,135)
   Prepaid expenses and other                                 175          (535)
   Accounts payable                                         6,218        17,352
   Accrued payroll and other accrued liabilities           (1,560)          487
   Accrued and deferred income taxes                          296            10
                                                         --------      --------
                                                           (5,826)        6,704
                                                         --------      --------

      Net cash from (used for) operating activities        (1,981)       10,954
                                                         --------      --------

Cash flows from investing activities:
   Investments in joint ventures                           (5,322)           --
   Lafayette plant expansion                               (1,156)           --
   Tube mill equipment deposits                            (1,093)           --
   Temper mill facility and equipment                         (68)         (512)
   Other capital expenditures, net                           (849)       (1,495)
                                                         --------      --------
      Net cash used for investing activities               (8,488)       (2,007)
                                                         --------      --------

Cash flows from financing activities:
   Revolving credit agreement                              11,972        (7,520)
   Repayment of long-term debt                                 (3)          (27)
                                                         --------      --------
      Net cash from (used for) financing activities        11,969        (7,547)
                                                         --------      --------
Cash:
   Net increase                                             1,500         1,400
   Beginning balance                                        2,018         1,884
                                                         --------      --------
   Ending balance                                        $  3,518      $  3,284
                                                         ========      ========




        The accompanying notes are an integral part of these statements.

                                    5 of 33

                               OLYMPIC STEEL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997


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


(1) EARNINGS PER SHARE:

Earnings per share have been calculated based on the weighted average shares outstanding during each of the periods presented. Shares outstanding increased from 8.6 million to 10.7 million in August 1996 as of result of the Company's follow-on stock offering of 2.1 million shares. Primary and fully diluted earnings per share are the same as the effect of dilutive outstanding stock options is immaterial.


 (2)  INVESTMENTS IN JOINT VENTURES:

In January 1997, the Company completed the formation of Olympic Continental Resources LLC (OCR), a joint venture with Atlas Iron Processors, Inc. (Atlas) and Uwe T. Schmidt, OCR's Chief Executive Officer. OCR buys, sells and trades ferrous and non-ferrous metals and alternate iron products to steel mills and scrap processors. The venture acquired the business activities previously conducted by Thyssen Continental Resources LLC, a profitable joint venture between Thyssen Inc. and Atlas. The Company made a $4 million cash investment for its 45% ownership share in OCR and guarantees up to $10 million of outstanding debt under OCR's $35 million revolving bank credit facility. Olympic's investment in OCR is accounted for under the equity method.



                                    6 of 33

In April 1997, the Company and the U.S. Steel Group of USX Corporation (USS) formed Olympic Laser Processing (OLP), a joint venture to process laser welded sheet steel blanks for the automotive industry. OLP is owned 50% by each of the companies and plans to construct a new facility initially equipped with two laser welding lines. Production is expected to begin in late 1998. The Company contributed $1.3 million in cash to OLP during the first quarter of 1997 and guarantees up to $10 million of outstanding debt under OLP's $20 million bank loan agreement. An additional $700 thousand has been contributed to OLP in the second quarter of 1997, bringing each of the Company's and USS's equity contribution to $2 million. The investment in OLP is accounted for under the equity method.

(3) LONG-TERM DEBT:

Interest rates under the Company's various credit agreements are generally based on prime or LIBOR plus a premium determined quarterly, which varies with the Company's operating performance and financial leverage. Borrowing rates for the first three months of 1997 were prime plus 0% and LIBOR plus .75%. Commencing June 1, 1997, the LIBOR premium will increase to 1.0%. The majority of the Company's borrowings are based on the LIBOR option. The overall effective interest rate for all debt for the three month periods amounted to 6.8% in 1997, and 7.4% in 1996.

Included in the revolving credit balances on the accompanying consolidated balance sheets are $13.3 million and $5.5 million of checks issued that have not cleared the bank as of March 31, 1997 and December 31, 1996, respectively.

(4)  SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid during the three months ended March 31, 1997 and 1996 totaled $1.0 million and $1.7 million, respectively. Income taxes paid during the three months ended March 31, 1997 and 1996 totaled $1.1 million and $2.1 million, respectively.

(5)  IMPACT OF NEW ACCOUNTING STANDARDS:

The Financial Accounting Standards Board has issued SFAS No. 128, "Earnings per Share," and SFAS No. 129, "Disclosure of Information about Capital Structure." Both of these statements are effective for financial statements for periods ending after December 15, 1997. Management does not anticipate that the implementation of SFAS No. 128 will have any effect on the Company's historical earnings per share data.

                                    7 of 33

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company's results of operations are affected by numerous external factors, such as general economic and political conditions, competition, and steel pricing and availability.

         Olympic sells a broad range of products, many of which have different gross margins. Moreover, products that have more value-added processing generally have a greater gross margin. Accordingly, the Company's overall gross margin is affected by product mix and the amount of processing performed, as well as volatility in selling prices and material purchase costs. The Company also performs toll processing of customer-owned steel, substantially all of which is performed by its Lafayette Steel operation. Toll processing generally results in lower selling prices and gross margin dollars per ton but higher gross margin percentages than the Company's historical direct sales.

         During the first quarter of 1997, the Company invested in two joint ventures, Olympic Continental Resources (OCR), which buys, sells and trades ferrous and non-ferrous metals and alternate iron products to steel mills and scrap processors, and Olympic Laser Processing (OLP), a company formed to process laser welded sheet steel blanks for the automotive industry. The Company guarantees up to $10 million of outstanding debt under each of OCR's $35 million revolving bank credit facility and OLP's $20 million bank loan. The Company's 45% interest in OCR and 50% interest in OLP are accounted for under the equity method.

         Financing costs include interest expense on debt and costs associated with the $65 million accounts receivable securitization program (the Financing Costs). Interest rates paid by the Company under its credit agreement are generally based on prime or LIBOR plus a premium (the Premium) determined quarterly, which varies based on the Company's operating performance and financial leverage. Receivable securitization costs are based on commercial paper rates calculated on the amount of receivables sold.

         In August 1996, the Company completed a follow-on stock offering of 2.1 million shares of common stock (the Offering). The net proceeds from the Offering, which totaled $49.1 million, were used to repay outstanding bank debt.



                                    8 of 33

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


RESULTS OF OPERATIONS

         Tons sold increased 7.3% to 316 thousand for the first quarter of 1997 from 294 thousand for the first quarter of 1996. Tons sold include 273 thousand from direct sales and 43 thousand from toll processing, compared with 257 thousand direct sales tons and 37 thousand tolling tons last year. On a per day basis, tons sold increased 10.7%, as there were two less shipping days in the first quarter of 1997 compared to last year's first quarter.

         Net sales increased 4.8% to $149.5 million for the first quarter of 1997 from $142.6 million for the first quarter of 1996. On a per day basis, sales increased 8.2%. Average selling prices declined 2.3% between years, with the largest decline related to stainless steel products. International sales totaled 4.8% of consolidated net sales in 1997, compared to 5.0% last year.

         As a percentage of net sales, gross margin decreased to 20.5% for the first quarter of 1997 from 21.7% for 1996. The decrease reflects the impact of market pressures which did not allow price increases for steel to be fully passed on to customers.

         As a percentage of net sales, operating expenses increased to 16.8% for the first quarter of 1997 from 16.3% for 1996, due partially to the impact of lower average selling prices in the current year. On a per ton basis, expenses increased 0.9%, totaling $79.52 per ton in the current quarter, versus $78.82 per ton in 1996. Incremental costs in 1997 relate to the temper mill facility, which was commencing operations in the first quarter of 1996; expansion of plate processing capabilities in 1996; completion of the Lafayette plant expansion in the first quarter of 1997; and continued investment in management information systems.

         Income from joint ventures totaled $101 thousand in the first quarter of 1997.


                                    9 of 33

         Financing Costs decreased to $1.7 million for the first quarter of 1997 from $2.3 million in 1996. The decrease is attributable to lower average borrowings outstanding primarily as a result of the Offering, a decrease in the Company's effective bank borrowing rate to 6.8% in the first quarter of 1997 from 7.4% last year, and lower costs associated with the receivable securitization program. Effective borrowing rates were favorably impacted in the current period by lower Premiums as a result of the Company's 1996 financial performance and the Offering. Commencing June 1, 1997 the Company's Premium will increase .25%.

         Pretax income for the first quarter of 1997 decreased 27.9% to $3.9 million from $5.4 million for 1996. Income taxes represented 37.5% of pretax income in the first quarter of 1997 and 40.0% in 1996. The decrease in income taxes as a percentage of pretax income is attributable to the implementation of tax planning strategies in the second half of 1996. Net income totaled $2.4 million, or $.23 per share, compared to $3.3 million, or $.38 per share last year. As a result of the Offering, weighted average shares increased from 8.6 million in the first quarter of 1996 to 10.7 million in the first quarter of 1997.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal capital requirement is to fund its growth, including strategic acquisitions and joint ventures, the purchase and upgrading of processing equipment and services, the construction and upgrading of related facilities and additional working capital. The Company uses cash generated from operations, long-term debt obligations, proceeds from the Company's accounts receivable securitization program and leasing transactions to fund these requirements. Historically, the Company has used revolving credit borrowings under its bank credit facility to finance its working capital requirements and has financed acquisitions and capital additions from the proceeds of long-term indebtedness, equity offerings or leases.

         Net cash from operating activities primarily represents net income plus non-cash charges for depreciation, amortization and income from joint ventures, and changes in working capital. During the first quarter of 1997, $2.0 million of net cash was used for operating activities, consisting of $3.8 million of cash generated from net income and non-cash charges offset by $5.8 million of cash used for working capital purposes.



                                    10 of 33

         Working capital at March 31, 1997 increased by $7.3 million or 6.3% since December 31, 1996. The increase is primarily attributable to an $11.4 million increase in accounts receivable, partially offset by a $6.2 million increase in accounts payable due to the timing of inventory purchases. The accounts receivable increase is the result of strong March 1997 sales compared to sales in December, which historically represent the lowest sales period of each year for the Company.

         As of March 31, 1997, $60 million of eligible receivables were sold under the Company's accounts receivable securitization program, compared to $55 million at December 31, 1996. The amount of trade receivables sold by the Company typically changes monthly depending upon the level of defined eligible receivables available for sale at each month end.

         During the first quarter of 1997, net cash used for investing activities totaled $8.5 million, consisting of $5.3 million in capital contributions to the two joint ventures, and $3.2 million in capital expenditures, including completion of a 71,000 square foot expansion of Lafayette Steel's existing facility, and deposits made for a new $3.5 million tube mill in Cleveland expected to become operational in early 1998. The capital contributions consisted of $4 million invested in OCR, and $1.3 million in OLP. An additional $700 thousand has been contributed to OLP in the second quarter of 1997. The Company continues to evaluate investing in a second temper mill facility in the Midstates Region of the United States and developing a more significant presence in the Southeast Region of the country.

         Cash flows used from financing activities primarily consists of net borrowings under the Company's revolving credit agreement.

         Approximately $6.6 million in unused availability existed under the Company's revolving credit and accounts receivable securitization facilities at March 31, 1997. The Company believes that funds available under its revolving credit facility, other credit and financing agreements and funds generated from operations will be sufficient to provide the Company with the liquidity necessary to fund its anticipated working capital requirements and capital expenditure requirements over the next 12 months. Capital requirements are subject to change as business conditions warrant and opportunities arise. In connection with its internal and external expansion strategies, the Company may from time to time seek additional funds to finance other new facilities, acquisitions and significant improvements to processing equipment to respond to customers' demands.




                                    11 of 33

FORWARD-LOOKING INFORMATION

         This document contains various forward-looking statements and information that are based on management's beliefs as well as assumptions made by and information currently available to management. When used in this document, the words "expect," "believe," "anticipate," "plan" and similar expressions are intended to identify forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks, uncertainties and assumptions including, but not limited to, general business and economic conditions; competitive factors such as the availability and pricing of steel and fluctuations in demand, specifically in the automotive market; work stoppages by automotive manufacturers; potential equipment malfunction; equipment installation delays; facility construction delays; and the successes of joint ventures. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those expected, believed, anticipated or planned. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date hereof.


PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          Exhibit 10.9 - Operating Agreement of OLP, LLC, dated April 4, 1997, by and between the U.S. Steel Group of USX Corporation and OLY Steel Welding, Inc.

           Exhibit 27 - Financial Data Schedule






                                    12 of 33

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                      OLYMPIC STEEL, INC.
                                        (Registrant)


Date: May 1, 1997                     By:  /s/ R. Louis Schneeberger
                                          --------------------------
                                      R. LOUIS SCHNEEBERGER
                                      Chief Financial Officer


                                      By:  /s/ Richard T. Marabito
                                          ---------------------------
                                      RICHARD T. MARABITO
                                      Treasurer and Corporate Controller
                                      (Principal Accounting Officer)

                                    13 of 33

                               OPERATING AGREEMENT

                                       OF

                                    OLP, LLC

         This Operating Agreement ("Agreement") is entered into this 4th day of April, 1997 by and between the U.S. STEEL GROUP OF USX CORPORATION, a Delaware corporation ("U Member"), and OLY STEEL WELDING, INC., a Michigan corporation ("O Member").

                                    ARTICLE I
                                    ---------

                                   DEFINITIONS
                                   -----------

         All terms used herein and not otherwise defined shall have the meanings given in Attachment I.

                                   ARTICLE II
                                   ----------

                                  ORGANIZATION
                                  ------------

         2.1 NAME. The name of the entity shall be OLP, LLC and is a limited liability company created under the laws of Michigan. The Company shall adopt the namestyle Olympic Laser Processing.

         2.2 MEMBERS. There shall be two (2) members of the Company, U Member and O Member, each of which shall have an equal fifty percent (50%) interest.

         2.3 DURATION. The Company shall have a perpetual existence, unless dissolved in accordance with this Agreement.

         2.4 PURPOSE AND POWERS. The Company shall be for the purpose of and have all the powers of a limited liability company under the laws of the State of Michigan.

         2.5 TAX MATTERS MEMBER. Subject to change by the Board, O Member is appointed as tax matters Member of the Company.


                                    14 of 33

                                   ARTICLE III

                          DISTRIBUTIONS AND ALLOCATIONS
                          -----------------------------

         3.1 BOOKS OF ACCOUNT. The books of account of the Company that are kept for other than tax purposes (the "GAAP Books") shall be kept in accordance with GAAP.

         3.2 DISTRIBUTIONS.

                  (a) Except to the extent limited by applicable law or by the terms of any contract entered into by the Company and any lender, the Company shall make quarterly distributions in cash on or before the fifteenth day of January, April, July and October equal to the federal and state taxes payable by each Member, calculated at the then applicable maximum statutory rates, attributed to each Member for earnings of the Company,

                  (b) Except for distribution pursuant to (a) above, cash from the Company, whether from Company operations or otherwise, shall be distributed at the discretion of the Board of Directors.

         3.4 ALLOCATIONS OF PROFITS AND LOSSES.

                  (a) GENERAL RULE. For book accounting and other purposes, except tax matters, profits and losses for any fiscal year shall be allocated equally between the Members and each item of income, gain, loss or deduction comprising such profits and losses shall be allocated equally between the Members.

                  (b) TAX ACCOUNTING RULES. For tax purposes, each item of gain, loss, deduction or credit shall be allocated as set forth in the Tax Appendix.

                  (c) MAINTENANCE OF CAPITAL ACCOUNTS. For tax purposes, capital accounts shall be maintained as set forth in the Tax Appendix.

         3.5 FISCAL YEAR. The Company's fiscal year for all purposes shall be the calendar year.



                                    15 of 33

                                   ARTICLE IV
                                   ----------

                              MANAGEMENT OF COMPANY
                              ---------------------

         4.1 GENERAL PRINCIPLES.

                  (a) INDEPENDENCE OF COMPANY. The Company shall operate as an independent business entity, separate and distinct from the operations of Members or their respective affiliates, except to the extent O Member functions as Operations Manager pursuant to Article V. Pursuant to the Michigan Limited Liability Company Act, the separate assets of both Members are not available to satisfy the debts of the Company.

                  (b) AFFILIATED PARTY TRANSACTIONS. Any contract or amendment thereto between the Company and a Member or an affiliate of a Member shall be negotiated at arm's length.

         4.2 BOARD OF DIRECTORS.

                  (a) GENERAL RESPONSIBILITY. The Company shall be managed by a committee, to be known as its "Board of Directors" or "Board." The Board shall be responsible for overall policy matters and the business operations of the Company. Officers and employees of the Company shall conduct the operations of the Company and related business activities in a manner consistent with the policies adopted from time to time by the Board.

                  (b) NUMBER AND TERM OF MEMBERS. During the term of this Agreement, each Member shall have the right to appoint one to three regular members to serve on the Board. Each Member shall have one vote that shall be cast, as required, by its Directors.

                  (c) REGULAR MEETINGS. Except as otherwise decided by the Board, the Board shall hold regular meetings at least four (4) times each year.

                  (d) SPECIAL MEETINGS. Either Member, any director, the General Manager and the Finance Manager may call a special meeting. Any Director or officer

                                    16 of 33
who calls a special meeting shall, unless the Members otherwise agree, provide at least fifteen (15) calendar days' notice, which shall state the purpose or purposes of the proposed meeting and the matters proposed to be acted on at the meeting, to all the members of the Board.

                  (e)      ACTION BY THE BOARD:
                           --------------------

                           (i)   The Board may act at a meeting by the
                                 affirmative vote of both Members; provided, however, that at least one director appointed by each Member is present at such meeting;

                           (ii) the Board may hold a meeting by means of a conference telephone or other communications equipment through which all persons participating at the meeting can hear each other and participation by such means shall constitute presence in person at a meeting; and

                           (iii) the Board may act by written consent without a
                                 meeting by a written consent signed by one regular member of the Board appointed by each Member.

         4.3      OFFICERS.
                  ---------

                  APPOINTMENT AND DISMISSAL. Initially, the Company shall have such officers as the Board may authorize. After the facility begins producing welded product of commercial quality, the officers of the Company shall include, but not be limited to, a General Manager and a Finance Manager who shall have
(i) authority over the day-to-day affairs of the Company, and (ii) such other powers as the Board may from time to time authorize. Officers may be appointed or dismissed only by the Board.

         4.4 REQUIREMENT OF BOARD ACTION ON CERTAIN MATTERS. Action of the Board, in accordance with Section 4.2(e), shall be required in order to constitute a valid authorization for the Company to:



                                    17 of 33

                  (1) Commit to any capital project or make any capital expenditures in excess of (i) $50,000 for any single budgeted acquisition, sale, disposition and/or abandonment of capital assets (including leases in lieu of capital), property, equipment, real estate, mineral rights, or other assets,
(ii) $25,000 for any unbudgeted capital acquisitions with the funds being available by reallocation from budgeted funds, and (iii) no more than $50,000 in total for unbudgeted capital;

                  (2) Make any expenditure on a capital project which, when added to all other expenditures covered by such project, would exceed the aggregate amount approved for such project by ten percent (10%);

                  (3) Enter into or assume any contract that (i) is for a duration of more than one (1) year; (ii) for the sale of processing services to any person, other than a Member or an affiliate of a Member involving an amount in excess of $100,000; or (iii) for the purchase or sale of goods or services, other than processing services involving an amount in excess of $50,000;

                  (4) Enter into, assume, amend, modify, terminate any contract, or suspend performance or waive any rights under any contract with a Member or its affiliates regardless of the amount involved in such contract;

                  (5) Enter into, modify, amend, extend or waive any right with respect to any contract providing for (i) the sale of any of the Company's laser welding lines, (ii) the merger or consolidation of the Company, or (iii) any technology related agreements;

                  (6) Incur or guarantee any indebtedness for money borrowed, except for accounts payable incurred in the ordinary course of business and the endorsement of checks and other instruments in the ordinary course of business;

                  (7) Approve or amend the Company's annual business plan, including the capital budget;

                  (8) Approve any new or amend any existing employee benefit plan that applies to any of the employees of the Company;


                                    18 of 33

                  (9) Approve any labor or personnel relations agreement, collective bargaining agreement or any related policy;

                  (10) Authorize any salary or wage in excess of $75,000 annually or approve any bonus payment to any employee;

                  (11) Enter into any employment contract;

                  (12) Commence any suit or action, other than a proof of claim in bankruptcy;

                  (13) Make any donation of cash or assets;

                  (14) Approve the annual audited financial statements of the Company;

                  (15) Approve the annual tax returns of the Company;

                  (16) Appoint or change the Company's auditors or any accounting principle or practice;

                  (17) Approve the insurance coverage maintained by the Company;

                  (18) Approve or consent to the shutdown or other such termination of operations of the Company;

                  (19) Agree upon or take any action with respect to any other matter that is not in the ordinary course of business; and

                  (20) Make any press release or other public disclosure on behalf of the Company.

         4.5 DELEGATION OF SPECIFIED MATTERS TO INDIVIDUAL MEMBERS. In the interest of promoting the independence of the Company, U Member shall have full power and authority to direct the operations of the Company as they relate to O Member or its affiliates and O Member shall have such full power and authority to direct the operations of the Company as they relate to U Member or its affiliates.

         4.6 SUBSTANTIAL DISAGREEMENTS.

                  NOTICE OF SUBSTANTIAL DISAGREEMENT. At any time and from time to time, if (i) a substantial disagreement exists between the Members over the business,


                                    19 of 33
management or operations of the Company, and (ii) despite their best efforts, the Members acting through their directors on the Board have been unable to resolve such dispute, then either Member may provide written notice to the other Member to the effect that a substantial disagreement exists. Any substantial disagreement may, however, be resolved at any time by written agreement of both Members, notwithstanding any prior delivery of notice pursuant to this Section.

         4.7 CONCILIATION AND ARBITRATION.

                  (a) CONCILIATION. If, after a Member has sent notice of a substantial disagreement pursuant to Subsection 4.6 and the Members have not been able to resolve such substantial disagreement within sixty (60) days after such notice, then each Member shall request the chief executive officer of its ultimate parent entity to appoint a single delegate with full power and authority to resolve such disagreement. Such delegates shall then meet as necessary in order to discuss the matter of substantial disagreement and attempt to resolve such matter by mutual agreement.

                  (b) ARBITRATION. If, upon the expiration of the sixty (60) day period during which the chief executive officers' delegates have had the opportunity to discuss the substantial disagreement, they have failed to resolve the matter, then they shall submit the matter of substantial disagreement to a mutually selected arbitrator or, in the event such arbitrator has not been selected or is unavailable, to a three-member arbitral panel to which each Member shall appoint one arbitrator and those two arbitrators shall appoint a third arbitrator. Such arbitration shall be governed by the procedural rules of the American Arbitration Association. Pending the issuance of an arbitral decision, the Company shall continue its full and normal operations and the Members shall continue to perform their obligations in accordance with this Agreement. Unless otherwise decided in the arbitration, all arbitral awards for the payment of money shall accrue interest at the rate of interest announced from time to time by Morgan Guaranty Trust


                                    20 of 33

Company of New York as its prime rate starting from the date on which any amount is determined to have become due.

                   (c) CONSENT TO ENFORCEABILITY. Each of the Members consents and agrees that any arbitral award rendered pursuant to Section 4.7(b) shall be enforceable by any court.

         4.8 ULTIMATE RESORT TO TERMINATION PROCEDURE. If, for any reason whatsoever, either Member determines that it is sufficiently dissatisfied with a decision resulting from the arbitration procedure under Section 4.7, such Member may elect to utilize the termination procedure under Article VIII by providing formal, written notification to the other Member of such election within the ninety (90) days following the award of the arbitrator.

                                    ARTICLE V
                                    ---------

                              MANAGER OF OPERATIONS
                              ---------------------

         5.1 APPOINTMENT. The Members hereby appoint O Member as the of Operations Manager ("Manager") of the Company effective as of the execution of this Agreement.

         5.2 POWERS AND DUTIES. The Manager shall (i) direct the activities of all of the Company's employees, contractors, agents and representatives and direct the use of all of the Company's assets, except to the extent said employees, contractors, agents, representatives and assets are to be directed by and responsible to the Board, (ii) for all matters pertaining to its performance as Manager, maintain, and cause the employees of the Company to maintain, accurate records regarding operations, (iii) report to the Board not less than quarterly regarding the status of operations and (iv) make such other reports as shall be requested by any Director of each Member. The Manager shall be reimbursed for costs reasonably incurred as determined by the Board.


                                    21 of 33

         5.3 ADMINISTRATIVE AND OTHER SERVICES. The Company may from time to time enter into one or more agreements with either Member concerning the purchase by the Company of administrative or other services from either Member or affiliates of either Member.

         5.4 MEMBERS' FEES. The Company shall pay either Member fees for such Member's provision of services to the Company, including O Member's service as Manager, as decided from time to time by the Board.

                                   ARTICLE VI
                                   ----------

                      CERTAIN COVENANTS CONCERNING MEMBERS
                      ------------------------------------

         6.1 INDEPENDENT ACTIVITIES.

                  (a) Neither Member or any affiliate of a Member shall engage -- whether independently or as a shareholder, partner or member of another entity -- within the United States, Canada or Mexico in the business of welding together by any metal welding process two or more pieces of steel or any other type of metal unless such Member or affiliate first offers to implement such activity equally with the ultimate parent of the other Member. The immediately preceding sentence shall not apply to (i) any arrangement either Member, or an affiliate of either Member, enters into with an automobile manufacturer or other consumer of welded metal products; or (ii) any acquisition or merger by either Member, or an affiliate of either Member, of any business or entity engaged partially in metal welding activities and partially in other activities so long as the revenues which such business received from activities other than metal welding exceed the revenues it receives from metal welding. Notwithstanding (i) above, the Members agree that they shall take all reasonable steps to equally involve the other Member in any arrangement for metal welding entered into with an automobile manufacturer or other customer. The provisions of this Section 6.1(a) shall apply both to any new activities undertaken by either Member or an affiliate of either Member or to



                                    22 of 33
any significant expansion by either Member of any welding activity entered into or acquired independently as a result of the two exceptions set forth in the second sentence of this Section 6.1(a).

                  (b) Except as provided above, either Member and its affiliates may engage in whatever activities it may choose, regardless of whether such activities compete with the Company, the other Member or an affiliate of the other Member.

         6.2 NON-DELEGATION. Except as provided herein, neither Member shall, without the prior approval of the Board engage in any transaction, make any other commitment, enter into any agreement or incur any obligation, whether as principal, surety or agent, or in any other way hold itself out as acting for, or on behalf of, the Company. Any attempted action in contravention of this
Section 6.2 shall be null, void AB INITIO and not binding upon the Company, unless subsequently ratified by the Board.

         6.3 CAPITAL CONTRIBUTIONS.

                  (a) INITIAL CAPITAL CONTRIBUTIONS. Each member pledges to make an initial capital contribution of $2,000,000.

                  (b) FURTHER CAPITAL CONTRIBUTIONS. After such initial capital contribution, neither Member shall be obligated to make any further capital contribution unless agreed to by each member.

         6.4 PARENT AGREEMENT. O Member will cause Olympic Steel, Inc. to enter into a Parent Agreement substantially in the form attached hereto.

         6.5 RATIFICATION OF CERTAIN ACTIONS. The members hereby ratify and affirm as actions of the Company certain actions taken prior to the date hereof as listed on the Schedule attached hereto. The Company agrees to assume all matters and shall indemnify both Members and their affiliates against all such matters.




                                    23 of 33

                                   ARTICLE VII
                                   -----------

                        DISPOSITION OF MEMBER'S INTEREST
                        --------------------------------

         7.1 PARTIAL DISPOSITION. Under no circumstances may either Member transfer less than its entire interest in the Company to another person other than a partial transfer to an entity wholly-owned by USX Corporation or Olympic Steel, Inc.

         7.2 TRANSFERS TO AFFILIATES. U Member may transfer its interest at any time to a wholly-owned subsidiary of USX Corporation provided USX enters into a Parent Agreement substantially similar to the Olympic Steel, Inc. Parent Agreement. O Member may transfer its interest at any time to Olympic Steel, Inc. or a wholly-owned entity of Olympic Steel, Inc. Any Member making such a transfer shall give prompt written notice to the other Member.

         7.3 INITIAL HOLDING PERIOD. Except as permitted herein, neither Member may transfer its interest in the Company until after December 31, 2000.

         7.4 SALE OF INTEREST AFTER FIRST FOUR YEARS.

                  (a) RIGHT TO MATCH OFFER. In the event either Member (the "Selling Member") elects to transfer its interest at any time after December 31, 2000, it shall notify the other Member (the "Non-Selling Member") in writing of such intent, specifying all terms and conditions of the transaction including the identity of the proposed purchaser. The transaction shall not include any consideration from the purchaser other than cash and/or debt. The Non-Selling Member may elect, by giving written notice to the Selling Member within sixty
(60) days of receipt of the notice from the Selling Member, to purchase the interest being offered for sale, under the same terms and conditions described in the Selling Member's notice. Said notice shall specify a closing date in accordance with the requirements of Section 7.4(b). If the Non-Selling Member does not exercise its right to purchase as set forth herein, the Selling Member may, at any time within six (6) months following the expiration of the notice period, proceed with the transaction on the same terms described in the notice to the Non-Selling Member.



                                    24 of 33

                  (b) CLOSING FOR TRANSFER UNDER SECTION 7.4. If a Non-Selling Member elects to purchase an interest, the transaction shall be consummated at a closing to be held on a date designated by the Non-Selling Member that is a business day not less than ten (10) days nor more than sixty (60) days after the Selling Member has been given notice of the election of the Non-Selling Member to purchase the interest, subject to extension to permit any applicable governmental reviews or to obtain any necessary governmental consents or approvals.

                  (c) REQUIREMENTS AND CONDITIONS. All transfers of Member interests pursuant to this Section 7.4 shall be subject to the requirements of Sections 7.5 and 7.6 and each Member shall cause the conditions set forth in
Section 7.5 to be satisfied before or at the closing.

         7.5 CONDITIONS FOR VALID TRANSFER OF COMPANY INTEREST. The Member having the right to accomplish a valid transfer of its interest pursuant to the terms of this Agreement (the "Seller") and the person acquiring such interest (the "Buyer") shall not accomplish or complete the transfer of such interest unless (i) both Buyer and Seller shall have executed and delivered an agreement (the "Substitution Agreement"), (ii) such interest is transferred pursuant to the Substitution Agreement, and (iii) the Substitution Agreement provides, INTER ALIA, that upon consummation of the transactions provided for therein at a closing (the "Transfer Closing"):

                  (1) Seller shall withdraw from the Company;

                  (2) Seller shall transfer and convey to Buyer all of Seller's interest;

                  (3) the Company shall have no further obligations to Seller under this Agreement;

                  (4) Buyer shall succeed to all of Seller's interest and Seller's rights and obligations under this Agreement to the extent that such rights and obligations relate to future performance;


                                    25 of 33

                  (5) Seller shall have no right to, and shall cease using, Company's name.

         7.6 TRANSFER CLOSING. Any Transfer Closing shall be held at the principal offices of the Company at 10:00 a.m. on a date mutually agreed upon by Buyer and Seller, as agreed by the parties.

         7.7 TAX IMPACT OF TRANSFER. Notwithstanding the other provisions of this Article VII, neither Member may transfer its interest, as specified in Sections 7.1 or 7.2, in the Company if such transfer will terminate the Company for federal income tax purposes. If requested by the non-transferring Member, the transferring Member shall provide an opinion of counsel reasonably satisfactory to the non-transferring Member, concluding that the contemplated transfer will not result in a termination of the Company for federal income tax purposes.

                                  ARTICLE VIII
                                  ------------

                                   TERMINATION
                                   -----------

         8.1 TERMINATION EVENTS. This Company shall terminate and wind up its affairs upon the occurrence of any of the following:

                  (a) At the election of either Member at any time after December 31, 2026;

                  (b) The mutual election of both Members;

                  (c) The failure of the Company to construct and be capable of producing welded parts of commercial quality of a laser welding facility by December 31, 1999;

                  (d) The material breach of the Company under the Processing Agreement with U Member that continues for more than ninety (90) days after written notice;

                                    26 of 33

                  (e) The election of either Member pursuant to the substantial disagreement provision of Section 4.8;

                  (f) A material breach of either Member of this Agreement or any other material agreement which a Member or an affiliate of a Member has with the Company which continues for more than ninety (90) days after written notice;

                  (g) The Bankruptcy of this Company, either Member, Olympic Steel, Inc. or USX Corporation. Bankruptcy shall mean the filing of a voluntary petition for relief under the Bankruptcy Code, the filing of an involuntary petition for relief that is not dismissed or stayed within 60 days, the making of an assignment for the benefit of creditors or insolvency of any such party; and

                  (h) The occurrence of a "Change of Control." Change of Control shall mean the control by a person or group, as defined by the Securities and Exchange Commission, of 50% or more of the common stock of Olympic Steel, Inc., or 50% or more of the U.S. Steel Group common stock of USX Corporation, or the election of directors of USX Corporation or Olympic Steel, Inc. who constitute more than one-third of the number of directors of such corporation and who were neither directors of such corporation immediately preceding such election or were not recommended for election as directors by the then current board of directors of such corporation. Notwithstanding the foregoing, the succession of an independent company to the assets and business of the U.S. Steel Group of USX pursuant to the Certificate of Incorporation of USX Corporation shall not constitute a Change in Control.

         8.2 PURCHASE OPTION.

                  (a) VALUATION. In the event of a termination pursuant to
Section 8.1, the Members shall promptly negotiate in good faith to determine a fair market value on a going concern basis of the Company which shall be the going concern value of the Company which a non-affiliated third party would purchase for cash all of the Company's assets and assume all of its liabilities, both absolute and contingent. If the Members


                                    27 of 33
cannot agree upon such a value within sixty (60) days after the termination event, they shall either (i) jointly appoint a nationally recognized investment banking firm, commercial bank or accounting firm; or (ii) if they cannot agree upon such an appointment, they shall appoint the Company's then current auditors to determine the value within sixty (60) days of such appointment (the "Value").

                  (b) PURCHASE OPTION. In the case of the termination event specified in Section 8.1(a), the Member that has not given notice of its election to terminate shall have the option to purchase the terminating Member's interest in the Company for fifty percent (50%) of the Value. The non-terminating Member shall have sixty (60) days after the determination of Value to make an irrevocable election to make such a purchase and, if no election is made within such time, then the terminating Member shall have the same right for the next sixty (60) days. If neither Member exercises such right, the Company shall be liquidated in accordance with Section 8.3.

                  (c) ALTERNATIVE PURCHASE OPTION. In the case of the termination events specified in Section 8.1 (b) - (e), U Member shall have the option to purchase O Member's interest in the Company for fifty percent (50%) of the Value. U Member shall have sixty (60) days after the determination of the Value to make an irrevocable election to make such a purchase, and, if no election is make within such time, then O Member shall have the same right for the next sixty (60) days. If neither Member exercises such right, the Company shall be liquidated in accordance with Section 8.3.

                  (d) DEFAULT PURCHASE OPTION. In case of the termination events specified in Section 8.1 f. - h., the non-defaulting, non-bankrupt or non-changing Member shall have the right to purchase the defaulting Member's interest in the Company for forty-five percent (45%) of the Value. If the non-defaulting Member does not make an irrevocable election to so purchase within sixty (60) days of the determination of Value, then the defaulting Member shall have the option to purchase the non-defaulting Member's interest in the Company for fifty percent (50%) of the


                                    28 of 33

Value. If neither Member purchases the other, the Company shall be liquidated in accordance with Section 8.3.

                  (e) CONDITIONS TO VALID TRANSFER. The consummation of any such purchase and sale shall be made in accordance with Section 7.5.

         8.3 LIQUIDATION. If the Company is liquidating, such liquidation shall be conducted in accordance with the then applicable Michigan Limited Liability Company Act, the Internal Revenue Code and all regulations under either statute. The liabilities of a defaulting Member to the non-defaulting Member shall be paid out of the defaulting Member's share of such distribution.

         8.4 EXCLUSIVITY. The provisions of this Article VIII are the exclusive means by which the Company may be terminated and each Member waives any rights it may have, whether statutory or otherwise, to withdraw capital, terminate the Company or otherwise cease its participation in the Company.

                                   ARTICLE IX
                                   ----------

                                 INDEMNIFICATION
                                 ---------------

         9.1 STANDARD OF CONDUCT. The Company shall, to the maximum extent permitted by law, indemnify and hold harmless each Member; each director, officer, employee and agent of the Company, either Member or the affiliates of either Member; and all other heirs, executors, successors and assigns of each of the foregoing against any and all losses, damages, liabilities, costs and expenses (including reasonable attorneys' fees) by reason of the fact that such entity or person is or was serving as a Member, director, officer, employee or agent of the Company provided that (a) such entity or person acted in good faith; (b) in a criminal action, such entity or person reasonably believed its conduct was lawful and (c) in the case of an action initiated by such person or entity, the initiation of such action was approved by the Board.

                                    29 of 33

         9.2 ADVANCE OF EXPENSES. The Company shall advance to all indemnified entities and persons the costs and expenses of any covered proceeding provided such indemnified entity or person provides the Company with an affidavit made in good faith that he, she or it qualifies for such indemnification.

         9.3 DUAL REPRESENTATION. Subject to applicable professional conflict of interest rules, the Company and one or more indemnified entity or person may be jointly represented by a single counsel.

         9.4 NOTICE. Any person claiming indemnification shall give the Company prompt notice of its right to indemnification and the failure to give such notice shall except the indemnification obligation to the extent the failure to give such notice is materially prejudicial to the Company.

                                    ARTICLE X
                                    ---------

                                  MISCELLANEOUS
                                  -------------

         10.1 INSPECTIONS. Each Member shall at all reasonable times have the right to inspect, audit and evaluate the Company's files, books, records, computer data, contracts, assets, leased assets and operations, including, but not limited to, the right to enter upon, investigate, and collect air, surface water, ground water and soil samples, provided that such entry, investigation and sampling shall not interfere with the normal business and operations of the Company.

         10.2 RIGHTS AND REMEDIES. The rights and remedies granted under this Agreement shall not be exclusive, but shall be in addition to all other rights and remedies available at law or in equity. The parties expressly agree that the obligations of each party hereunder are expressly made enforceable by specific performance. Neither party, however, shall be liable to the other for any indirect, special or consequential damages as a result of a breach of any provision of this Agreement.


                                    30 of 33

         10.3 EXPENSES. Except as specifically provided herein or in any other agreements between the Members or their affiliates to the contrary, any costs, expenses and charges incurred by either of the parties hereto in connection with this Agreement shall be borne by the party incurring such costs, expenses or charges.

         10.4 NOTICES. All notices and other communications hereunder shall be effective upon receipt and shall be in writing and personally delivered or mailed by courier or sent by facsimile as follows:

                  If to U Member:

                           U.S. Steel Group of USX Corporation
                           600 Grant Street
                           Pittsburgh, PA  15219-2749
                           Attention:  Executive Vice President-Sheet Products

                           with a copy to:

                           Charles A. Rea, Esquire
                           U.S. Steel Group of USX Corporation
                           600 Grant Street - Room 1500
                           Pittsburgh, PA  15219-2749
                           Telephone number:(412) 433-2900
                           Facsimile number:(412) 433-2811

                  If to O Member:

                           OLY Steel Welding, Inc.
                           c/o Olympic Steel, Inc.
                           5080 Richmond Road
                           Bedford Heights, OH  44146
                           Attention:  Chairman of the Board
                           Telephone number:(216) 292-3800
                           Facsimile number:(216) 292-3974

or to such other address as hereafter shall be furnished as provided in this Section by one of the parties hereto to the other party hereto.

         10.5 SUCCESSION AND ASSIGNMENT. Except as expressly contemplated herein, no party shall assign this Agreement or any rights hereunder, or delegate performance of any of its obligations hereunder, without the prior consent of the other, and any such


                                    31 of 33
attempted assignment or delegation without such consent shall be null, void AB INITIO and of no force or effect. Any permitted assignment of this Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective successors and permitted assigns.

         10.6 COUNTERPARTS. This Agreement may be executed in any number of counterparts, each of which shall be deemed an original, but all of which together shall constitute a single instrument.

         10.7 ENTIRE AGREEMENT. This Agreement (including the Attachments hereto) sets forth the entire understanding and agreement between the parties as to the matters covered herein and supersedes and replaces any prior understanding, agreement or statement of intent, in each case, written or oral.

         10.8 HEADINGS. The headings set forth in this Agreement are for convenience of reference only and do not qualify or affect in any way the meaning or interpretation of this Agreement.

         10.9 GOVERNING LAW. This Agreement shall be construed in accordance with, and governed by, the laws of the State of Michigan.

         10.10 NO THIRD PARTY RIGHTS. This Agreement is intended to be solely for the benefit of the parties hereto and is not intended to confer any benefits upon, or create any rights in favor of, any person other than the parties hereto.

         10.11 SEVERABILITY. In case any one or more of the provisions contained in this Agreement is adjudged invalid, illegal or unenforceable in any respect, the validity, legality and enforceability of the remaining provisions contained herein shall not in any way be affected or impaired thereby, except to the extent that doing so would be unjust or inequitable.

         10.12 AMENDMENTS. No amendment, modification or waiver of any term or condition of this Agreement shall be valid or of any force or effect unless in a writing signed by the party against which enforcement is sought.


                                    32 of 33

         IN WITNESS WHEREOF, the parties hereto have duly executed this Agreement as of the day and year first above written.

                                        U MEMBER

                                        U.S. STEEL GROUP OF USX CORPORATION

                                        By: /s/ R. E. Dorrance
                                           -------------------------------
                                        Name:

                                        Title:

                                        O MEMBER

                                        OLY STEEL WELDING, INC.

                                        By: /s/ Michael Siegal
                                           -------------------------------
                                        Name: Michael Siegal

                                        Title: CEO