Form 10-Q
period 1997-06-30
OLYMPIC STEEL INC
filed 1997-08-06
CIK 917470

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 1997
                                                 -------------

(   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                         Commission File Number 0-23320
                                                -------

                               OLYMPIC STEEL, INC.
             (Exact name of registrant as specified in its charter)

              OHIO                                  34-1245650
------------------------------                 ----------------------
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                 Identification Number)

5096 RICHMOND ROAD, BEDFORD HEIGHTS, OHIO                     44146
-----------------------------------------                   ----------
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

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

                   CLASS                       OUTSTANDING AS OF AUGUST 1, 1997
    -------------------------------------      --------------------------------
      Common stock, without par value                     10,692,000

================================================================================

                          OLYMPIC STEEL, INC.
                          INDEX TO FORM 10-Q

                                                                                PAGE NO.
                                                                               ------------

PART I.        FINANCIAL INFORMATION

      ITEM 1.  FINANCIAL STATEMENTS
               --------------------

               Consolidated Balance Sheets - June 30, 1997 and                     3
                 December 31, 1996

               Consolidated Statements of Income - for the three and six
                 months ended June 30, 1997 and 1996                               4

               Consolidated Statements of Cash Flows - for the six months
                 ended June 30, 1997 and 1996                                      5

               Notes to Consolidated Financial Statements                        6-9

      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS                             10-15
               -----------------------------------


PART II.       OTHER INFORMATION

      ITEM 4.  Submission of Matters to a Vote of Security Holders                16

      ITEM 6.  Exhibits and Reports on Form 8-K                                   16

SIGNATURES                                                                        17



                                    2 of 17

PART I.  FINANCIAL INFORMATION


                                        OLYMPIC STEEL, INC.
                                    CONSOLIDATED BALANCE SHEETS

                                           (IN THOUSANDS)

                                                JUNE 30,    DECEMBER 31,
                                                 1997          1996
                                              -----------  -----------
                                              (UNAUDITED)

                           ASSETS
CASH                                          $     1,000  $     2,018
ACCOUNTS RECEIVABLE                                17,309        9,483
INVENTORIES                                       144,700      138,238
PREPAID EXPENSES AND OTHER                          2,657        2,516
                                              -----------  -----------
   TOTAL CURRENT ASSETS                           165,666      152,255
                                              -----------  -----------
PROPERTY AND EQUIPMENT                            112,896       93,954
ACCUMULATED DEPRECIATION                          (17,388)     (14,954)
                                              -----------  -----------
   NET PROPERTY AND EQUIPMENT                      95,508       79,000
                                              -----------  -----------
GOODWILL                                           13,454        9,875
INVESTMENTS IN JOINT VENTURES                       6,187           --
                                              -----------  -----------
   TOTAL ASSETS                               $   280,815  $   241,130
                                              ===========  ===========

                         LIABILITIES

CURRENT PORTION OF LONG-TERM DEBT             $     3,721  $     1,869
ACCOUNTS PAYABLE                                   33,063       25,267
ACCRUED PAYROLL                                     3,450        4,610
OTHER ACCRUED LIABILITIES                           4,836        4,521
                                              -----------  -----------
   TOTAL CURRENT LIABILITIES                       45,070       36,267
                                              -----------  -----------
REVOLVING CREDIT AGREEMENT                         63,467       46,457
INDUSTRIAL REVENUE BONDS                           11,100        8,405
TERM LOANS                                         13,344        7,851
                                              -----------  -----------
   TOTAL LONG-TERM DEBT                            87,911       62,713
                                              -----------  -----------
DEFERRED INCOME TAXES                               5,373        4,823
                                              -----------  -----------
   TOTAL LIABILITIES                              138,354      103,803
                                              -----------  -----------

                    SHAREHOLDERS' EQUITY

PREFERRED STOCK                                        --           --
COMMON STOCK                                      106,319      106,319
RETAINED EARNINGS                                  36,142       31,008
                                              -----------  -----------
   TOTAL SHAREHOLDERS' EQUITY                     142,461      137,327
                                              -----------  -----------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY $   280,815  $   241,130
                                              ===========  ===========




      The accompanying notes are an integral part of these balance sheets.



                                    3 of 17


                                      OLYMPIC STEEL, INC.
                               CONSOLIDATED STATEMENTS OF INCOME

                       (IN THOUSANDS, EXCEPT PER SHARE AND TONNAGE DATA)

                                                   THREE MONTHS ENDED      SIX MONTHS ENDED
                                                         JUNE 30,              JUNE 30,
                                                 --------------------    --------------------
                                                   1997        1996        1997        1996
                                                 --------    --------    --------    --------
                                                                 (UNAUDITED)
TONS SOLD
   DIRECT                                         291,097     268,318     564,434     525,529
   TOLL                                            47,665      40,543      90,152      77,763
                                                 --------    --------    --------    --------
                                                  338,762     308,861     654,586     603,292
                                                 --------    --------    --------    --------

NET SALES                                        $157,595    $146,697    $307,068    $289,286

COST OF SALES                                     125,203     113,882     244,033     225,545
                                                 --------    --------    --------    --------
   GROSS MARGIN                                    32,392      32,815      63,035      63,741

OPERATING EXPENSES

   WAREHOUSE AND PROCESSING                         8,588       6,937      16,854      14,341
   ADMINISTRATIVE AND GENERAL                       6,671       6,286      13,274      12,377
   DISTRIBUTION                                     4,783       4,505       9,268       8,748
   SELLING                                          3,614       3,571       6,949       7,037
   OCCUPANCY                                        1,043         944       2,182       1,953
   DEPRECIATION AND AMORTIZATION                    1,466       1,027       2,755       2,021
                                                 --------    --------    --------    --------
      TOTAL OPERATING EXPENSES                     26,165      23,270      51,282      46,477
                                                 --------    --------    --------    --------
      OPERATING INCOME                              6,227       9,545      11,753      17,264

INCOME FROM JOINT VENTURES                             62        --           163        --
                                                 --------    --------    --------    --------
                                                    6,289       9,545      11,916      17,264

INTEREST EXPENSE                                      981       1,447       1,898       2,923
RECEIVABLE SECURITIZATION EXPENSE                   1,004         879       1,803       1,695
                                                 --------    --------    --------    --------
   INCOME BEFORE TAXES                              4,304       7,219       8,215      12,646

INCOME TAXES                                        1,615       2,888       3,081       5,059
                                                 --------    --------    --------    --------
      NET INCOME                                 $  2,689    $  4,331    $  5,134    $  7,587
                                                 ========    ========    ========    ========
      NET INCOME PER SHARE                       $   0.25    $   0.50    $   0.48    $   0.88
                                                 ========    ========    ========    ========
      WEIGHTED AVERAGE SHARES OUTSTANDING          10,692       8,600      10,692       8,600
                                                 ========    ========    ========    ========




        The accompanying notes are an integral part of these statements.




                                    4 of 17



                                   OLYMPIC STEEL, INC.
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE SIX MONTHS ENDED JUNE 30,

                                     (IN THOUSANDS)

                                                                       1997      1996
                                                                     --------  --------

                                                                         (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
   NET INCOME                                                        $  5,134  $  7,587
   ADJUSTMENTS TO RECONCILE NET INCOME TO NET
      CASH FROM (USED FOR) OPERATING ACTIVITIES-
         DEPRECIATION AND AMORTIZATION                                  2,755     2,021
         INCOME FROM JOINT VENTURES                                      (163)       --
         LONG-TERM DEFERRED INCOME TAXES                                  550        --
                                                                     --------  --------
                                                                        8,276     9,608

CHANGES IN WORKING CAPITAL:
   ACCOUNTS RECEIVABLE                                                 (7,020)   (8,726)
   INVENTORIES                                                         (6,462)   (3,628)
   PREPAID EXPENSES AND OTHER                                              66      (494)
   ACCOUNTS PAYABLE                                                     7,632    11,741
   ACCRUED PAYROLL AND OTHER ACCRUED LIABILITIES                         (978)      405
                                                                     --------  --------
                                                                       (6,762)     (702)
                                                                     --------  --------
      NET CASH FROM OPERATING ACTIVITIES                                1,514     8,906
                                                                     --------  --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   ACQUISITION OF SOUTHEASTERN (NET OF WORKING CAPITAL OF $422)       (13,734)       --
   INVESTMENTS IN JOINT VENTURES                                       (6,091)       --
   IOWA FACILITY EQUIPMENT DEPOSITS                                    (2,367)       --
   LAFAYETTE PLANT EXPANSION                                           (1,417)     (430)
   TUBE MILL EQUIPMENT DEPOSITS                                        (1,630)       --
   TEMPER MILL FACILITY AND EQUIPMENT                                     (68)     (893)
   OTHER CAPITAL EXPENDITURES, NET                                     (1,175)   (3,323)
                                                                     --------  --------
      NET CASH USED FOR INVESTING ACTIVITIES                          (26,482)   (4,646)
                                                                     --------  --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   REVOLVING CREDIT AGREEMENT                                          17,010       333
   BORROWINGS (REPAYMENTS) OF LONG-TERM DEBT                            6,940    (2,959)
                                                                     --------  --------
      NET CASH FROM (USED FOR) FINANCING ACTIVITIES                    23,950    (2,626)
                                                                     --------  --------

CASH:
   NET INCREASE (DECREASE)                                             (1,018)    1,634
   BEGINNING BALANCE                                                    2,018     1,884
                                                                     --------  --------
   ENDING BALANCE                                                    $  1,000  $  3,518
                                                                     ========  ========


            THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.


                                     5 of 17

                               OLYMPIC STEEL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997


The accompanying consolidated financial statements have been prepared from the financial records of Olympic Steel, Inc. (Olympic or the Company) and its wholly-owned subsidiaries, without audit and reflect all adjustments which are, in the opinion of management, necessary to fairly present the results of the interim periods covered by this report. All significant intercompany transactions and balances have been eliminated in consolidation. Certain amounts in the 1996 consolidated financial statements have been reclassified to conform with the 1997 presentation.


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


                                    6 of 17

In April 1997, the Company and the U.S. Steel Group of USX Corporation (USS) formed Olympic Laser Processing, LLC (OLP), a joint venture to process laser welded sheet steel blanks for the automotive industry. OLP is owned 50% by each of the companies. OLP is constructing a new facility to be initially equipped with two laser welding lines. Production is expected to begin in 1998. The Company and USS each contributed $2 million in cash to OLP during the first half of 1997 and each guarantees up to $10 million of outstanding debt under OLP's $20 million bank loan agreement. The investment in OLP is accounted for under the equity method.


(3) ACQUISITION:

Effective June 1, 1997, the Company completed the acquisition of substantially all of the assets and assumed certain liabilities of Southeastern Metal Processing, Inc. and Southeastern Transshipping Realty (SMP). SMP operated as a metals toll processor and is located near Atlanta, Georgia.

The preliminary purchase price, which is subject to post-closing adjustments and includes assumed liabilities, totaled $17.3 million. The adjusted cash portion of the purchase price, including fees and expenses and the repayment of $2.5 million of SMP's bank debt, totaled $13.7 million. The acquisition has been accounted for as a purchase and, accordingly, assets and liabilities are reflected at estimated fair values. The preliminary purchase price allocation resulted in goodwill of $3.7 million which is being amortized over 40 years.


(4) LONG-TERM DEBT:

The Company amended its revolving bank credit agreement on May 30, 1997 and July 14, 1997. The amendments added a fourth bank to the bank group, increased the unsecured revolving credit availability from $60 million to $68 million, added a secured $17 million term loan component to finance the construction and equipping of a new temper mill facility in Iowa (the Iowa Term Loan), and extended the agreement expiration date to June 30, 2000. The Iowa Term Loan allows draws to be made through December 30, 1998 and requires annual principal repayments of 10% of the amount borrowed to commence May 30, 1999. As of June 30, 1997, there were no Iowa Term Loan borrowings outstanding.


                                    7 of 17

On May 28, 1997, the Company entered into a $10 million loan agreement with a domestic bank to finance a portion of the Southeastern acquisition. The loan agreement includes a 10 year $3.5 million term loan component, and a seven year $6.5 million term loan component. On July 14, 1997, a portion of the term loan proceeds was used to refinance $3.1 million of Industrial Revenue Bonds (the IRB's) assumed in the Southeastern acquisition. The accompanying consolidated balance sheet classification of the IRB's reflects the repayment terms of the new term loan. The term loans are secured by Southeastern's real estate and equipment and are repayable in quarterly installments commencing September 1, 1997. Pricing was initially established at LIBOR plus 1.25% and was subsequently reduced to LIBOR plus 1% effective June 30, 1997.

Interest rates under the Company's various credit agreements are generally based on prime or LIBOR plus a premium determined quarterly, which varies with the Company's operating performance and financial leverage. Borrowing rates in 1997 were prime plus 0% and LIBOR plus .75% through May 31, 1997. Commencing June 1, 1997, the LIBOR premium increased to 1.0%. The majority of the Company's borrowings are based on the LIBOR option. The overall effective interest rate for all debt for the three and six month periods ended June 30, 1997, amounted to 6.7% and 6.8%, respectively, and 7.4% for the comparable periods in 1996.

Included in the revolving credit balances on the accompanying consolidated balance sheets are $15.1 million and $5.5 million of checks issued that have not cleared the bank as of June 30, 1997 and December 31, 1996, respectively.


(5)  ACCOUNTS RECEIVABLE SECURITIZATION AGREEMENT:

In July 1997, the Company amended its accounts receivable securitization agreement to increase the maximum amount of receivables available for sale from $65 million to $70 million. The term of the agreement was also extended to July 31, 2000.


(6)  STOCK OPTIONS:

During the second quarter of 1997, additional non-qualified options to purchase 8,000 shares of Common Stock were issued to the Company's outside directors at an option price of $14.63, the market value of a share of Common Stock at the grant date. Including the new grants, options to purchase 152,500 shares were outstanding at June 30, 1997, of which 74,500 were exercisable.


                                    8 of 17

(7)  SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid during the six months ended June 30, 1997 and 1996 totaled $1.9 million and $3.2 million, respectively. Income taxes paid during the six months ended June 30, 1997 and 1996 totaled $3.2 million and $6.1 million, respectively.


(8)  IMPACT OF NEW ACCOUNTING STANDARDS:

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



                                    9 of 17

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company's results of operations are affected by numerous external factors, such as general economic and political conditions, competition, and steel pricing and availability.

         Olympic sells a broad range of products, many of which have different gross margins. Moreover, products that have more value-added processing generally have a greater gross margin. Accordingly, the Company's overall gross margin is affected by product mix and the amount of processing performed, as well as volatility in selling prices and material purchase costs. The Company also performs toll processing of customer-owned steel, substantially all of which is performed by its Lafayette Steel and Southeastern operations. Toll processing generally results in lower selling prices and gross margin dollars per ton but higher gross margin percentages than the Company's historical direct sales.

         During the first half of 1997, the Company invested in two joint ventures, Olympic Continental Resources (OCR), which buys, sells and trades ferrous and non-ferrous metals and alternate iron products to steel mills and scrap processors, and Olympic Laser Processing (OLP), a company formed to process laser welded sheet steel blanks for the automotive industry. The Company guarantees up to $10 million of outstanding debt under each of OCR's $35 million revolving bank credit facility and OLP's $20 million bank loan. The Company's 45% interest in OCR and 50% interest in OLP are accounted for under the equity method.

         The Company's 1997 results include the June results of the Company's Southeastern operation (Southeastern), the net assets of which were acquired effective June 1, 1997. Southeastern has historically operated as a metals toll processor, and is located near Atlanta, Georgia.

         Financing costs include interest expense on debt and costs associated with the Company's accounts receivable securitization program (the Financing Costs). Interest rates paid by the Company under its credit agreement are generally based on prime or LIBOR plus a premium (the Premium) determined quarterly, which varies based on the Company's operating performance and financial leverage. Receivable securitization costs are based on commercial paper rates calculated on the amount of receivables sold.


                                    10 of 17

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


RESULTS OF OPERATIONS

         Tons sold increased 9.7% to 339 thousand in the second quarter of 1997 from 309 thousand in the second quarter of 1996, and 8.5% in the first half of 1997 to 655 thousand from 603 thousand in the first half of 1996. Tons sold in the second quarter of 1997 include 291 thousand from direct sales and 48 thousand from toll processing, compared with 268 thousand direct tons and 41 thousand tolling tons in the comparable period of last year. Tons sold in the first half of 1997 include 565 thousand from direct sales and 90 thousand from toll processing, compared with 526 thousand direct tons and 78 thousand tolling tons in the comparable period of last year. Substantially all of increase in second quarter tolling tons is attributable to Southeastern.

         Net sales increased 7.4% to $147.6 million for the second quarter of 1997 from $146.7 million for the second quarter of 1996. For the first half, net sales increased 6.1% to $307.1 million from $289.3 million in the 1996 period. Average selling prices declined 2.1% and 2.2% between years for the three and six month periods, respectively, with the largest decline related to stainless steel products. International sales represented 3.6% and 4.2% of consolidated net sales for the three and six month periods ended June 30, 1997, compared to 5.7% and 5.3%, respectively, for the 1996 periods.


                                    11 of 17

         As a percentage of net sales, gross margin decreased to 20.6% for the second quarter of 1997 from 22.4% for 1996. For the six month period, gross margin decreased to 20.5% in 1997 from 22.0% in 1996. The decrease reflects the impact of market pressures that have not allowed price increases for steel to be fully passed on to customers.

         As a percentage of net sales, operating expenses increased to 16.6% for the second quarter of 1997 from 15.9% for 1996, and to 16.7% for the first six months of 1997 from 16.1% in 1996. The increases as a percentage of net sales are due partially to the impact of lower average selling prices in the current year. On a per ton basis, operating expenses increased to $77.24 from $75.34 for the second quarter and to $78.34 from $77.04 for the first half. Incremental costs in 1997 relate to the additions of warehouse employees at the Cleveland temper mill and Minneapolis coil facilities; expansion of plate processing capabilities in the second half of 1996; completion of the Lafayette plant expansion in the first quarter of 1997; and continued investment in management information systems.

         Income from joint ventures totaled $62 thousand in the second quarter and $163 thousand in the first half of 1997.

         Financing Costs decreased to $2.0 million for the second quarter of 1997 from $2.3 million in 1996, and to $3.7 million for the first half of 1997 from $4.6 million in 1996. The decrease is attributable to lower average borrowings outstanding primarily as a result of the Offering, and a decrease in the Company's effective bank borrowing rate to 6.7% and 6.8% for the second quarter and first half of 1997, compared to 7.4% for both periods of 1996. Effective borrowing rates were favorably impacted in the current period by lower Premiums as a result of the Company's 1996 financial performance and the Offering. The Company's Premium will remain at 1% over LIBOR for the three months commencing September 1.

         Pretax income for the second quarter of 1997 decreased 40.4% to $4.3 million from $7.2 million for 1996. For the first six months of 1997, pretax income decreased 35.0% to $8.2 million from $12.6 million for 1996. Income taxes approximated 37.5% of pretax income in the 1997 periods compared to 40% in the 1996 periods. The decrease in income taxes as a percentage of pretax income is attributable to the implementation of tax planning strategies in the second half of 1996. Net income for the second quarter of 1997 decreased 37.9% to $2.7 million, or $.25 per share, from $4.3 million, or $.50 per share for 1996. Net income for the first six months of 1997 decreased 32.3% to $5.1 million, or $.48 per share, from $7.6 million, or $.88 per share in the 1996 period. As a result of the Offering, weighted average shares increased from 8.6 million in the first half of 1996 to 10.7 million in the first half of 1997.


                                    12 of 17

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal capital requirement is to fund its growth, including strategic acquisitions and joint ventures, the purchase and upgrading of processing equipment and services, the construction and upgrading of related facilities and additional working capital. The Company uses cash generated from operations, long-term debt obligations, proceeds from the Company's accounts receivable securitization program, equity offerings, and leasing transactions to fund these requirements. Historically, the Company has used revolving credit borrowings under its bank credit facility to finance its working capital requirements.

         Net cash from operating activities primarily represents net income plus non-cash charges for depreciation, amortization and income from joint ventures, and changes in working capital. During the first half of 1997, $1.5 million of net cash was provided from operating activities, consisting of $8.3 million of cash generated from net income and non-cash charges offset by $6.8 million of cash used for working capital purposes.

         Working capital at June 30, 1997 increased by $4.6 million or 4.0% since December 31, 1996. The increase is primarily attributable to a $7.0 million increase in accounts receivable, a $6.5 million increase in inventory and $422 thousand of net working capital acquired from Southeastern, partially offset by a $7.6 million increase in accounts payable. The accounts receivable increase is the result of strong June 1997 sales compared to sales in December, which historically represent the lowest sales period of each year for the Company.

         As of June 30, 1997, $61 million of eligible receivables were sold under the Company's accounts receivable securitization program, compared to $55 million at December 31, 1996. The amount of trade receivables sold by the Company typically changes monthly depending upon the level of defined eligible receivables available for sale at each month end. In July 1997, the Company amended the receivable securitization agreement to increase the maximum amount of receivables available for sale from $65 million to $70 million. The term of the agreement was also extended to July 31, 2000.


                                    13 of 17

         During the first half of 1997, net cash used for investing activities totaled $26.5 million, consisting of $13.7 for the June 1 acquisition of Southeastern, $6.1 million in capital contributions to the two joint ventures, and $6.7 million in capital expenditures, including completion of a 71,000 square foot expansion of Lafayette Steel's existing facility, deposits made for a new $3.5 million tube mill in Cleveland expected to become operational in early 1998, and equipment deposits made for a new facility to be located in Bettendorf, Iowa. The Company plans to invest more than $22 million for the construction and equipping of a 170,000 square foot Iowa facility which will house a second temper mill and cut-to-length line, a slitter, and multiple pieces of plate burning equipment. The plate processing equipment and slitter are expected to be operational by the end of the first half of 1998, while the temper mill and cut-to-length line is expected to be operational by the end of 1998. The Company also made purchase commitments in excess of $3 million to purchase a new cut-to-length line for its Lafayette operation, a used cut-to-length line for the Minneapolis coil processing facility and a new plasma burner for the Minneapolis plate processing facility. Each of these pieces of equipment is anticipated to become operational within the next 12 months.

         Cash flows used from financing activities primarily consists of net borrowings under the Company's revolving credit agreement and proceeds from a new $10 million secured bank term loan used to finance a portion of the Southeastern acquisition, offset by scheduled payments under other existing long-term agreements.

         The Company amended its revolving bank credit agreement on May 30, 1997 and July 14, 1997. The amendments added a fourth bank to the bank group, increased the unsecured revolving credit availability from $60 million to $68 million, added a secured $17 million term loan component to finance the construction and equipping of the new Iowa facility, and extended the agreement expiration date to June 30, 2000.

         Approximately $8.5 million in unused availability existed under the Company's revolving credit and accounts receivable securitization facilities at June 30, 1997. The Company believes that funds available under its revolving credit facility, other credit and financing agreements and funds generated from operations will be sufficient to provide the Company with the liquidity necessary to fund its anticipated working capital requirements and capital expenditure requirements over the next 12 months. Capital requirements are subject to change as business conditions warrant and opportunities arise. In connection with its internal and external expansion strategies, the Company may from time to time seek additional funds to finance other new facilities, acquisitions and significant improvements to processing equipment to respond to customers' demands.


                                    14 of 17

FORWARD-LOOKING INFORMATION

         This document contains various forward-looking statements and information that are based on management's beliefs as well as assumptions made by and information currently available to management. When used in this document, the words "expect," "believe," "anticipate," "plan" and similar expressions are intended to identify forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks, uncertainties and assumptions including, but not limited to, general business and economic conditions; competitive factors such as the availability and pricing of steel and fluctuations in demand, specifically in the automotive market; work stoppages by automotive manufacturers; potential equipment malfunction; equipment installation and facility construction delays, particularly for the Iowa temper mill project; and the successes of its joint ventures and the successful integration of Southeastern into the Company's operations. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those expected, believed, anticipated or planned. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date hereof.


                                    15 of 17

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         (a) The Company's annual meeting of shareholders was held on April 24, 1997.

         (b) At the annual meeting, the Company's shareholders elected Michael
         D. Siegal, David A. Wolfort, Thomas M. Forman and Janice M. Margheret as Directors for a two-year term which expires at the annual meeting of shareholders in 1999. The term of office of Bruce S. Adelstein, R. Louis Schneeberger, and Martin H. Elrad, as Directors, continued after the 1997 meeting; such term expires at the annual shareholders meeting in 1998.

         (c) At the annual meeting, the Company's shareholders ratified the appointment of Arthur Andersen, LLP as auditors of the Company for 1997. The holders of 9,266,236 shares of Common Stock voted to ratify the appointment, the holders of 2,155 shares voted against the ratification, and the holders of 6,883 shares abstained.

         The following tabulation represents voting for the Directors:

                                          For               Withheld Authority
                                  ---------------------    --------------------
           Michael D. Siegal           9,264,012                  11,391
           David A. Wolfort            9,264,012                  11,391
           Thomas M. Forman            9,264,212                  11,191
           Janice M. Margheret         9,264,212                  11,191


Item 6.  Exhibits and Reports on Form 8-K

         Exhibit 4.6 - Second Amendment to Credit Agreement, dated as of May 30, 1997

         Exhibit 4.7 - Third Amendment to Credit Agreement, dated July 14, 1997

         Exhibit 4.8 - Second Amendment to Receivables Purchase Agreement, dated July 14, 1997

         Exhibit 10.10 - Asset Purchase Agreement by and among Olympic Steel, Inc. and Southeastern Metal Processing, Inc. and Southeastern Transshipping Realty and Jerry O. Kirkland, Gene L. James, Orvin Flint, and Michael Miniea, dated May 30, 1997

         Exhibit 27 - Financial Data Schedule



                                    16 of 17

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                           OLYMPIC STEEL, INC.
                                           (Registrant)


Date: August 4, 1997                       By: /s/ R. Louis Schneeberger
                                               -------------------------
                                           R. LOUIS SCHNEEBERGER
                                           Chief Financial Officer


                                           By: /s/ Richard T. Marabito
                                               -------------------------
                                           RICHARD T. MARABITO
                                           Treasurer and Corporate Controller
                                           (Principal Accounting Officer)


                                    17 of 17