Form 10-Q
period 1997-09-30
OLYMPIC STEEL INC
filed 1997-11-03
CIK 917470

===============================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

( X )    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997
                                               ------------------

(   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-23320
                                                -------

                               OLYMPIC STEEL, INC.
             (Exact name of registrant as specified in its charter)

          Ohio                                    34-1245650
-------------------------------              ----------------------
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)               Identification Number)

5096 Richmond Road, Bedford Heights, Ohio             44146
-----------------------------------------          ----------
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

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

              Class                   Outstanding as of October 31, 1997
 -------------------------------      ----------------------------------
 Common stock, without par value                  10,692,000

===============================================================================

                                    1 of 16

                               OLYMPIC STEEL, INC.
                               INDEX TO FORM 10-Q

                                                                                    PAGE NO.
                                                                                   ----------
PART I.            FINANCIAL INFORMATION

          ITEM 1.  FINANCIAL STATEMENTS

                   Consolidated Balance Sheets - September 30, 1997 and                 3
                     December 31, 1996

                   Consolidated Statements of Income - for the three and nine
                     months ended September 30, 1997 and 1996                           4

                   Consolidated Statements of Cash Flows - for the nine months
                     ended September 30, 1997 and 1996                                  5

                   Notes to Consolidated Financial Statements                          6-9

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS                                10-15


PART II.           OTHER INFORMATION

          ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                     15

SIGNATURES                                                                              16


                                    2 of 16

Part I. FINANCIAL INFORMATION


                             OLYMPIC STEEL, INC.
                         CONSOLIDATED BALANCE SHEETS

                                (in thousands)

                                                September 30,     December 31,
                                                    1997              1996
                                                -------------     ------------
                                                 (unaudited)
                           ASSETS
Cash                                               $   2,388       $   2,018
Accounts receivable                                   20,830           9,483
Inventories                                          137,630         138,238
Prepaid expenses and other                             3,274           2,516
                                                   ---------       ---------
   Total current assets                              164,122         152,255
                                                   ---------       ---------
Property and equipment                               118,008          93,954
Accumulated depreciation                             (18,798)        (14,954)
                                                   ---------       ---------
   Net property and equipment                         99,210          79,000
                                                   ---------       ---------
Goodwill                                              13,366           9,875
Investments in joint ventures                          5,961            --
                                                   ---------       ---------
   Total assets                                    $ 282,659       $ 241,130
                                                   =========       =========

                        LIABILITIES

Current portion of long-term debt                  $   3,722       $   1,869
Accounts payable                                      24,072          25,267
Accrued payroll                                        3,992           4,610
Other accrued liabilities                              5,412           4,521
                                                   ---------       ---------
   Total current liabilities                          37,198          36,267
                                                   ---------       ---------
Revolving credit agreement                            68,816          46,457
Term loans                                            18,277           7,851
Industrial revenue bonds                               8,300           8,405
                                                   ---------       ---------
   Total long-term debt                               95,393          62,713
                                                   ---------       ---------
Deferred income taxes                                  5,892           4,823
                                                   ---------       ---------
   Total liabilities                                 138,483         103,803
                                                   ---------       ---------

                    SHAREHOLDERS' EQUITY

Preferred stock                                         --              --
Common stock                                         106,319         106,319
Retained earnings                                     37,857          31,008
                                                   ---------       ---------
   Total shareholders' equity                        144,176         137,327
                                                   ---------       ---------
   Total liabilities and shareholders' equity      $ 282,659       $ 241,130
                                                   =========       =========

      The accompanying notes are an integral part of these balance sheets.

                                    3 of 16

                               OLYMPIC STEEL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                (in thousands, except per share and tonnage data)

                                                  Three Months Ended             Nine Months Ended
                                                    September 30,                  September 30,
                                               -------------------------     -------------------------
                                                  1997           1996           1997           1996
                                               ---------       ---------     ---------       ---------
                                                                     (unaudited)
Tons sold

   Direct                                        265,752        249,644        830,186        775,173
   Toll                                           59,284         35,593        149,436        113,356
                                               ---------       --------      ---------       --------

                                                 325,036        285,237        979,622        888,529
                                               ---------       --------      ---------       --------

Net sales                                      $ 145,223       $134,971      $ 452,291       $424,257

Cost of sales                                    115,078        104,568        359,111        330,113
                                               ---------       --------      ---------       --------

   Gross margin                                   30,145         30,403         93,180         94,144

Operating expenses

   Warehouse and processing                        8,032          7,613         24,886         21,954
   Administrative and general                      6,868          6,304         20,142         18,681
   Distribution                                    4,306          4,082         13,574         12,830
   Selling                                         3,327          3,198         10,276         10,235
   Occupancy                                         920            898          3,102          2,851
   Depreciation and amortization                   1,598          1,045          4,353          3,066
                                               ---------       --------      ---------       --------

      Total operating expenses                    25,051         23,140         76,333         69,617
                                               ---------       --------      ---------       --------

      Operating income                             5,094          7,263         16,847         24,527

Income from OCR joint venture                        120           --              283           --
Start-up costs of OLP joint venture                 (293)          --             (293)          --
                                               ---------       --------      ---------       --------

   Income before interest and taxes                4,921          7,263         16,837         24,527

Interest expense                                   1,247            899          3,145          3,822
Receivable securitization expense                    930            848          2,733          2,543
                                               ---------       --------      ---------       --------

   Income before taxes                             2,744          5,516         10,959         18,162

Income taxes                                       1,029          1,986          4,110          7,045
                                               ---------       --------      ---------       --------

      Net income                               $   1,715       $  3,530      $   6,849       $ 11,117
                                               =========       ========      =========       ========

      Net income per share                     $    0.16       $   0.36      $    0.64       $   1.23
                                               =========       ========      =========       ========

      Weighted average shares outstanding         10,692          9,801         10,692          9,003
                                               =========       ========      =========       ========


        The accompanying notes are an integral part of these statements.


                                    4 of 16

                             OLYMPIC STEEL, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE NINE MONTHS ENDED SEPTEMBER 30,

                                (in thousands)

                                                                       1997            1996
                                                                     --------       ---------
                                                                           (unaudited)
Cash flows from operating activities:
   Net income                                                        $  6,849       $ 11,117
   Adjustments to reconcile net income to net
      cash from (used for) operating activities-
         Depreciation and amortization                                  4,353          3,066
         Start-up costs in excess of income from joint ventures            10           --
         Long-term deferred income taxes                                1,069            782
                                                                     --------       --------

                                                                       12,281         14,965

Changes in working capital:
   Accounts receivable                                                (10,584)       (10,398)
   Inventories                                                            608         (4,575)
   Prepaid expenses and other                                            (567)          (275)
   Accounts payable                                                    (1,359)        10,176
   Accrued payroll and other accrued liabilities                          138           (866)
                                                                     --------       --------

                                                                      (11,764)        (5,938)
                                                                     --------       --------

      Net cash from operating activities                                  517          9,027
                                                                     --------       --------

Cash flows from investing activities:
   Acquisition of SMP (net of working capital of $377)                (13,689)          --
   Investments in joint ventures                                       (6,075)          --
   Iowa facility construction and equipment deposits                   (5,047)          --
   Lafayette plant expansion and equipment deposits                    (2,138)        (2,013)
   Tube mill equipment deposits                                        (2,682)          --
   Temper mill facility and equipment                                     (68)        (1,176)
   Other capital expenditures, net                                     (1,881)        (7,433)
                                                                     --------       --------

      Net cash used for investing activities                          (31,580)       (10,622)
                                                                     --------       --------

Cash flows from financing activities:
   Revolving credit agreement                                          22,359        (18,420)
   Net proceeds from secondary offering                                  --           49,100
   Borrowings (repayments) of other long-term debt                      9,074        (26,987)
                                                                     --------       --------

      Net cash from financing activities                               31,433          3,693
                                                                     --------       --------

Cash:
   Net increase                                                           370          2,098
   Beginning balance                                                    2,018          1,884
                                                                     --------       --------

   Ending balance                                                    $  2,388       $  3,982
                                                                     ========       ========


        The accompanying notes are an integral part of these statements.

                                    5 of 16

                               OLYMPIC STEEL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997


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

(2)  INVESTMENTS IN JOINT VENTURES:

In January 1997, the Company completed the formation of Olympic Continental Resources LLC (OCR), a joint venture with Atlas Iron Processors, Inc. (Atlas) and OCR's Chief Executive Officer. OCR buys, sells and trades ferrous and non-ferrous metals and alternate iron products to steel mills and scrap processors. The venture acquired the business activities previously conducted by Thyssen Continental Resources LLC, a profitable joint venture between Thyssen Inc. and Atlas. The Company made a $4 million cash investment for its 45% ownership share in OCR and guarantees up to $10 million of outstanding debt under OCR's $35 million revolving bank credit facility. Olympic's investment in OCR is accounted for under the equity method.

                                    6 of 16

In April 1997, the Company and the U.S. Steel Group of USX Corporation (USS) formed Olympic Laser Processing, LLC (OLP), a joint venture to process laser welded sheet steel blanks for the automotive industry. OLP is owned 50% by each of the companies. OLP is constructing a new facility to be initially equipped with two laser-welding lines. Production is expected to begin in 1998. The Company and USS each contributed $2 million in cash to OLP during the first half of 1997 and each guarantees up to $10 million of outstanding debt under OLP's $20 million bank loan agreement. The investment in OLP is accounted for under the equity method and OLP start-up costs are being expensed as incurred.


(3)  ACQUISITION:

Effective June 1, 1997, the Company completed the acquisition of substantially all of the assets and assumed certain liabilities of Southeastern Metal Processing, Inc. and Southeastern Transshipping Realty (SMP). SMP operated as a metals toll processor and is located near Atlanta, Georgia.

The preliminary purchase price, which is subject to post-closing adjustments and includes assumed liabilities, totaled $17.2 million. The adjusted cash portion of the purchase price, including fees and expenses and the repayment of $2.5 million of SMP's bank debt, totaled $13.7 million. The acquisition has been accounted for as a purchase and, accordingly, assets and liabilities are reflected at estimated fair values. The preliminary purchase price allocation resulted in goodwill of $3.7 million which is being amortized over 40 years.


(4)  LONG-TERM DEBT:

The Company amended its revolving bank credit agreement on May 30, 1997 and July 14, 1997. The amendments added a fourth bank to the bank group, increased the unsecured revolving credit availability from $60 million to $68 million, added a secured $17 million term loan component to finance the construction and equipping of a new temper mill facility in Iowa (the Iowa Term Loan), and extended the agreement expiration date to June 30, 2000. The Iowa Term Loan allows draws to be made through December 30, 1998 and requires annual principal repayments of 10% of the amount borrowed to commence May 30, 1999. As of September 30, 1997, Iowa Term Loan borrowings outstanding totaled $2.5 million.


                                    7 of 16

Included in the revolving credit balances on the accompanying consolidated balance sheets are $15.8 million and $5.5 million of checks issued that have not cleared the bank as of September 30, 1997 and December 31, 1996, respectively.

On May 28, 1997, the Company entered into a $10 million loan agreement with a domestic bank to finance a portion of the SMP acquisition. The loan agreement includes a 10 year $3.5 million term loan component, and a seven year $6.5 million term loan component. The term loans are secured by the real estate and equipment acquired from SMP and are repayable in quarterly installments commencing September 1, 1997. Pricing was initially established at LIBOR plus 1.25% and was subsequently reduced to LIBOR plus 1% effective June 30, 1997.

Interest rates under the Company's various credit agreements are generally based on prime or LIBOR plus a premium determined quarterly, which varies with the Company's operating performance and financial leverage. Borrowing rates in 1997 were prime plus 0% and LIBOR plus .75% through May 31, 1997. Commencing June 1, 1997, the LIBOR premium increased to 1.0%. The majority of the Company's borrowings are based on the LIBOR option. The overall effective interest rate for all debt for the three and nine month periods ended September 30, 1997, amounted to 6.9% and 6.8%, respectively, in 1997, and 6.7% and 7.2% for the comparable periods in 1996.


(5)  ACCOUNTS RECEIVABLE SECURITIZATION AGREEMENT:

In July 1997, the Company amended its accounts receivable securitization agreement to increase the maximum amount of receivables available for sale from $65 million to $70 million. The term of the agreement was also extended to July 31, 2000.

As of September 30, 1997, $57 million of eligible receivables were sold under the accounts receivable securitization program, compared to $55 million at December 31, 1996.

(6)  STOCK OPTIONS:

During the second quarter of 1997, additional non-qualified options to purchase 8,000 shares of Common Stock were issued to the Company's outside directors at an option price of $14.63, the market value of a share of Common Stock at the grant date. Including the new grants, options to purchase 152,500 shares were outstanding at September 30, 1997, of which 74,500 were exercisable.

                                    8 of 16

(7)  SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid during the nine months ended September 30, 1997 and 1996 totaled $3.2 million and $4.0 million, respectively. Income taxes paid during the nine months ended September 30, 1997 and 1996 totaled $3.4 million and $7.7 million, respectively.


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


                                    9 of 16

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company's results of operations are affected by numerous external factors, such as general economic and political conditions, competition, and steel pricing and availability.

         The Company's 1997 results include the results of the Company's Southeastern operation (Southeastern), the net assets of which were acquired effective June 1, 1997. Southeastern has historically operated as a metals toll processor, and is located near Atlanta, Georgia.

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


                                    10 of 16

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


RESULTS OF OPERATIONS

         Tons sold increased 14.0% to 325 thousand in the third quarter of 1997 from 285 thousand in the third quarter of 1996, and 10.3% in the first nine months of 1997 to 980 thousand from 889 thousand in the first nine months of 1996. Tons sold in the third quarter of 1997 include 266 thousand from direct sales and 59 thousand from toll processing, compared with 250 thousand direct tons and 35 thousand tolling tons in the comparable period of last year. Tons sold in the first nine months of 1997 include 830 thousand from direct sales and 150 thousand from toll processing, compared with 775 thousand direct tons and 114 thousand tolling tons in the comparable period of last year. Substantially all of increase in tolling tons is attributable to Southeastern.

         Net sales increased 7.6% to $145.2 million for the third quarter of 1997 from $135.0 million for the third quarter of 1996. For the first nine months, net sales increased 6.6% to $452.3 million from $424.3 million in the 1996 period. Average selling prices declined 5.6% and 3.3% between years for the three and nine month periods, respectively, with the decline primarily due to the increased proportion of tolling sales in 1997. International sales represented 4.2% of consolidated net sales for both the three and nine month periods ended September 30, 1997, compared to 5.1% and 5.3%, respectively, for the 1996 periods.


                                    11 of 16

         As a percentage of net sales, gross margin decreased to 20.8% for the third quarter of 1997 from 22.5% for 1996. For the nine month period, gross margin decreased to 20.6% in 1997 from 22.2% in 1996. The decrease reflects the impact of market pressures that have not allowed price increases for steel to be fully passed on to customers.

         On a per ton basis, operating expenses decreased to $77.07 from $81.13 for the third quarter and to $77.92 from $78.35 for the first nine months. As a percentage of net sales, operating expenses increased to 17.3% for the third quarter of 1997 from 17.1% for 1996, and to 16.9% for the first nine months of 1997 from 16.4% in 1996. The increases as a percentage of net sales are due partially to the impact of lower average selling prices and increased depreciation expense in the current year. The increase in depreciation expense relates to the Southeastern acquisition; the Cleveland temper mill facility; completion of the Lafayette plant expansion; and continued investment in management information systems. The nine month increase as a percentage of sales is also partially attributable to higher warehouse and processing expenses in 1997.

         Income from the OCR joint venture totaled $120 thousand in the third quarter and $283 thousand in the first nine months of 1997. The OLP joint venture began expensing its start-up costs in the third quarter of 1997. Olympic's share of OLP's start-up costs totaled $293 thousand. Start-up costs related to OLP are expected to continue during 1998.

         Financing Costs for the third quarter of 1997 increased to $2.2 million from $1.7 million in 1996. For the nine month period, financing costs decreased to $5.9 million in 1997 from $6.4 million last year. Average borrowings outstanding in the third quarter of 1997 increased primarily as a result of higher inventory levels, the acquisition of Southeastern and capital expenditures. For the nine month period, average borrowings decreased primarily as a result of the Offering. The Company's effective bank borrowing rate increased to 6.9% from 6.7%, and decreased to 6.8% from 7.2% for the three and nine month periods of 1997 and 1996, respectively. Lower Premiums as a result of the Company's 1996 financial performance and the Offering favorably impacted effective borrowing rates for the nine month period. The Company's Premium will remain at 1% over LIBOR for the three months commencing December 1, 1997.


                                    12 of 16

         Pretax income for the third quarter of 1997 decreased 50.3% to $2.7 million from $5.5 million for 1996. For the first nine months of 1997, pretax income decreased 39.7% to $11.0 million from $18.2 million for 1996. Income taxes approximated 37.5% of pretax income in the 1997 periods compared to 36% and 38.8% for the three and nine month periods of 1996. The decrease in income taxes as a percentage of pretax income for the nine months of 1997 is attributable to the implementation of tax planning strategies in the third quarter of 1996.

         Net income for the third quarter of 1997 decreased 51.4% to $1.7 million, or $.16 per share, from $3.5 million, or $.36 per share for 1996. Net income for the first nine months of 1997 decreased 38.4% to $6.8 million, or $.64 per share, from $11.1 million, or $1.23 per share in the 1996 period. As a result of the Offering, weighted average shares increased from 9.8 million and
9.0 million in the third quarter and first nine months of 1996 to 10.7 million for the 1997 periods.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal capital requirement is to fund its growth, including strategic acquisitions and joint ventures, the purchase and upgrading of processing equipment and services, the construction and upgrading of related facilities, and additional working capital. The Company uses cash generated from operations, long-term debt obligations, proceeds from the Company's accounts receivable securitization program, equity offerings, and leasing transactions to fund these requirements. Historically, the Company has used revolving credit borrowings under its bank credit facility to finance its working capital requirements.

         Net cash from operating activities primarily represents net income plus non-cash charges for depreciation, amortization and start-up costs in excess of income from joint ventures, as well as changes in working capital. During the first nine months of 1997, $517 thousand of net cash was provided from operating activities, consisting of $12.3 million of cash generated from net income and non-cash charges offset by $11.8 million of cash used for working capital purposes.

         Working capital at September 30, 1997 increased by $10.9 million or 9.4% since December 31, 1996. The increase is primarily attributable to a $10.6 million increase in accounts receivable, which is the result of strong September 1997 sales compared to sales in December, which historically represent the lowest sales period of each year for the Company.


                                    13 of 16

         As of September 30, 1997, $57 million of eligible receivables were sold under the Company's accounts receivable securitization program, compared to $55 million at December 31, 1996. The amount of trade receivables sold by the Company typically changes monthly depending upon the level of defined eligible receivables available for sale at each month end. In July 1997, the Company amended its receivable securitization agreement to increase the maximum amount of receivables available for sale from $65 million to $70 million. The term of the agreement was also extended to July 31, 2000.

         During the first nine months of 1997, net cash used for investing activities totaled $31.6 million, consisting of $13.7 million for the June 1 acquisition of Southeastern, $6.1 million in investments in the two joint ventures, and $11.8 million in capital expenditures, including completion of a 71,000 square foot expansion of Lafayette Steel's existing facility, deposits made for a new $3.7 million tube mill in Cleveland expected to become operational in early 1998, and deposits made for a new facility and equipment to be located in Bettendorf, Iowa. The Company plans to invest more than $22 million for the construction and equipping of a 170,000 square foot Iowa facility which will house a second temper mill and cut-to-length line, a slitter, and multiple pieces of plate burning equipment. The plate processing equipment and slitter are expected to be operational by the end of the first half of 1998, while the temper mill and cut-to-length line is expected to be operational by the end of 1998. The Company also made purchase commitments in excess of $3 million to purchase a new cut-to-length line for its Lafayette operation, a used cut-to-length line for the Minneapolis coil processing facility and a new plasma burner for the Minneapolis plate processing facility. Each of these pieces of equipment is anticipated to become operational within the next 6 months.

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

                                    14 of 16

         As of September 30, 1997, approximately $12.2 million in unused availability existed under the Company's revolving credit and accounts receivable securitization facilities, and $2.5 million was borrowed under the $17 million Iowa term loan. The Company believes that funds available under its revolving credit facility, other credit and financing agreements and funds generated from operations will be sufficient to provide the Company with the liquidity necessary to fund its anticipated working capital requirements and capital expenditure requirements over the next 12 months. Capital requirements are subject to change as business conditions warrant and opportunities arise. In connection with its internal and external expansion strategies, the Company may from time to time seek additional funds to finance other new facilities, acquisitions and significant improvements to processing equipment to respond to customers' demands.


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


                                    15 of 16

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                         OLYMPIC STEEL, INC.
                                         (Registrant)


Date: November 3, 1997                   By: /s/ R. Louis Schneeberger
                                            ---------------------------------
                                            R. LOUIS SCHNEEBERGER
                                            Chief Financial Officer

                                        By: /s/ Richard T. Marabito
                                            ---------------------------------
                                            RICHARD T. MARABITO
                                            Treasurer and Corporate Controller
                                            (Principal Accounting Officer)


                                    16 of 16