Form 10-K
period 1997-12-31
OLYMPIC STEEL INC
filed 1998-03-12
CIK 917470

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For The Year Ended December 31, 1997
                                         -----------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                         Commission File Number 0-23320

                               OLYMPIC STEEL, INC.
             (Exact name of registrant as specified in its charter)

             Ohio                                             34-1245650
-------------------------------                         ------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                          Identification Number)

5096 Richmond Road, Bedford Heights, Ohio                           44146
-----------------------------------------                      ---------------
(Address of principal executive offices)                          (Zip Code)

        Registrant's telephone number, including area code (216) 292-3800

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                      None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                         Common Stock, without par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

As of March 6, 1998, the aggregate market value of voting stock held by nonaffiliates of the registrant based on the closing price at which such stock was sold on The NASDAQ Stock Market on such date approximated $147,103,000. The number of shares of Common Stock outstanding as of March 6, 1998 was 10,692,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

Registrant intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days of the close of its fiscal year ended December 31, 1997, portions of which document shall be deemed to be incorporated by reference in Part I and Part III of this Annual Report on Form 10-K from the date such document is filed.

================================================================================

                                     PART I

ITEM 1.  BUSINESS

THE COMPANY

         The Company is a leading North American steel service center that processes and distributes flat-rolled carbon, stainless and tubular steel products from 12 facilities in seven midwestern and eastern states. The Company is constructing its thirteenth facility in Bettendorf, Iowa, and has invested in two joint ventures with facilities located in Michigan. The Company operates as an intermediary between steel producers and manufacturers that require processed steel for their operations. The Company purchases flat-rolled steel typically from steel producers and responds to its customers' needs by processing steel to customer specifications and by providing critical inventory and just-in-time delivery services. Such services reduce customers' inventory levels, as well as save time, labor and expense for customers, thereby reducing their overall production costs. The Company's services include both traditional service center processes of cutting-to-length, slitting, shearing and roll forming and higher value-added processes of blanking, tempering and plate burning.

         The Company is organized into regional operations with domestic processing and distribution facilities in Connecticut, Georgia, Pennsylvania, Ohio, Michigan, Illinois and Minnesota, servicing a diverse base of over 3,600 active customers located throughout the midwestern, eastern and southern United States. A facility is also under construction in Iowa, which is expected to be completed by the end of 1998. The Company maintains a southern sales office in Greenville, South Carolina. Its international sales office is located in Pittsburgh, Pennsylvania and services customers primarily in Mexico and Puerto Rico.

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

         End product manufacturers and other steel distributors have increasingly sought to purchase steel on shorter lead times and with more frequent and reliable deliveries than can normally be provided by steel producers. Steel service centers generally have lower labor costs than steel producers and consequently process steel on a more cost-effective basis. In addition, due to this lower cost structure, steel service centers are able to handle orders in quantities smaller than would be economical for steel producers. The net results to customers purchasing products from steel service centers are lower inventory levels, lower overall cost of raw materials and decreased manufacturing time and operating expense. The Company believes that the increasing prevalence of just-in-time delivery requirements has made the value-added inventory, processing and delivery functions performed by steel service centers increasingly important.

CORPORATE HISTORY

         The Company was founded in 1954 by the Siegal family as a general steel service center. Michael Siegal (CEO), the son of one of the founders, began working at the Company in the early 1970s and became President and CEO at the end of 1983. In an effort to broaden the management base for future expansion, David Wolfort (COO) was hired as general manager at the end of 1983, and Louis Schneeberger (CFO) joined the Company as chief financial officer in 1987.

         The new management team changed the Company's business strategy from a focus on warehousing and distributing steel from a single facility with no major processing equipment to a focus on growth, geographic and customer diversity and value-added processing. An integral part of the Company's growth has been the acquisition and start-up of several processing and sales operations.

         In March 1994, the Company completed an initial public offering of 4 million shares of its Common Stock (the IPO). Most of the net proceeds of the IPO were used to reduce borrowings under its revolving credit agreement, which allowed the Company to continue to fund its growth, including the 1995 acquisition of Lafayette Steel and expansion projects in Cleveland and Minneapolis. In August 1996, the Company completed a follow-on offering of 2.1 million shares of its Common Stock (the Offering). The $49.1 million of net proceeds from the Offering were used to repay outstanding bank debt.


BUSINESS STRATEGY

         The Company believes that the steel service center and processing industry continues to be driven by four primary trends: consolidation of industry participants; increased outsourcing of manufacturing processes by domestic manufacturers; shift by customers to fewer and larger suppliers; and increased customer demand for higher quality products and services.

         In recognition of these industry dynamics, the Company has focused its business strategy on achieving profitable growth through the acquisition of service centers, processors, and related businesses, the formation of joint ventures, and investments in higher value-added processing equipment and services, while continuing its commitment to expanding and improving its sales force and information systems. In addition, the Company plans to expand into new domestic and international markets, increase sales to existing customers and aggressively pursue new customers. Olympic believes its depth of management, strategically located facilities, advanced information systems, reputation for quality and customer service, extensive and experienced sales force and supplier relationships provide a strong foundation for implementation of its strategy. Key elements of the Company's strategy are set forth below.

          ACQUISITIONS. It is the Company's strategy to continue to make selective acquisitions of profitable or turnaround steel service centers, processors and related businesses. Since 1987, the Company has made five major acquisitions of other steel service centers or processors:

                  Effective June 1, 1997, the Company acquired Southeastern Metal Processing, Inc. and Southeastern Transshipping Realty (Southeastern) for approximately $13.7 million. Southeastern, which historically operated as a metals toll processor and storage operation, is located near Atlanta, Georgia. The acquisition provides the Company with a physical presence in the southeastern market to support its existing sales office in Greenville, South Carolina. Southeastern has five major pieces of processing equipment and a 202,250 square foot facility, which allows the Company to now service its southern customers with an expanded product and processing base on a just-in-time delivery basis.

                  In January 1995, the Company completed the acquisition of Lafayette Steel for approximately $52.3 million. The acquisition provided the Company an entry to the automotive industry. Lafayette Steel is a Detroit-based service center and toll processor primarily serving Michigan, Illinois, Indiana and Ohio. Lafayette Steel's 14 major pieces of processing equipment, including eight presses, have enabled the Company to broaden its value-added processes by offering first stage blanking to its existing and prospective customers. Since the acquisition, Olympic has made significant operational and personnel changes, and in 1997, completed a 71,000 square foot expansion of its warehouse. A new cut-to-length line is also being installed at Lafayette, which will replace two decoilers acquired in the acquisition. The plant expansion and new equipment are expected to improve productivity and reduce expenses.

                  Eastern Steel & Metal Company ("Eastern Steel") had ceased operations prior to its purchase by the Company in June 1990. The acquisition provided the Company with access to the eastern market, as well as Eastern Steel's processing equipment and its distribution facility that included seven major pieces of processing equipment. In addition, the acquisition provided the Company's Philadelphia operation with processing support. Olympic has supported the operation by purchasing and upgrading its processing equipment and providing working capital.

                  In January 1990, Olympic purchased Juster Steel, Inc., a profitable steel service center in Minneapolis, Minnesota, to expand into the upper midwest and farmbelt states. Two of the former owners and executive officers are now the general managers for the Company's Minneapolis operations. The Company has added sales and other personnel and invested capital to purchase and upgrade major processing equipment and facilities, including a temper mill facility currently under construction in Iowa, and a plate processing facility completed in 1995. During 1997, the Minneapolis operations also purchased a cut-to-length line, plate processing equipment and a slitter to be installed in Iowa, which will bring its total to 23 major pieces of processing equipment once the Iowa facility becomes operational in 1998.

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

         The Company's strategy is to continue to expand geographically by making acquisitions, with a particular focus on the central and southern United States.

         INVESTMENTS IN JOINT VENTURES. In 1997, the Company diversified its selling and processing capabilities by entering into three joint venture relationships:

                  In January 1997, the Company invested $4 million for its 45% interest in Olympic Continental Resources (OCR), a joint venture with Atlas Iron Processors, Inc. (Atlas) and OCR's Chief Executive Officer. OCR buys, sells and trades ferrous and non-ferrous metals and alternate iron products to steel mills and scrap processors. The venture has expanded the Company's presence as an international steel commodities trader, and presents opportunities for Olympic in the rapidly consolidating scrap industry.

                  In April 1997, the Company formed Olympic Laser Processing
         (OLP), a 50% joint venture with the U.S. Steel Group of USX Corporation. OLP is constructing a new facility in Michigan and initially equipping it with two laser-welding lines. Production of laser-welded sheet steel blanks for the automotive industry is expected to begin in the second half of 1998. Demand for laser-welded parts is rapidly expanding due to benefits of reduced auto body weight.

                  In December 1997, the Company invested $147 thousand for its 49% interest in Trumark Steel & Processing (TSP), a joint venture formed in Michigan with Michael J. Guthrie and Carlton L. Guthrie (the Guthries). The Guthries are also the executive officers of Trumark Inc., a privately held supplier of metal stamped assemblies to the automotive industry located in Michigan. TSP was formed to support the flat-rolled steel requirements of the automotive industry as a Minority Business Enterprise.


         INVESTMENT IN VALUE-ADDED PROCESSING EQUIPMENT. An integral part of the Company's growth has been the purchase of major processing equipment and construction of facilities. Olympic will continue to invest to support its growth through the addition of major equipment for its existing facilities. The Company's philosophy is that equipment purchases should be driven by customer demand. When the results of sales and marketing efforts indicate that there is sufficient customer demand for a particular product or service, the Company will purchase the equipment to satisfy that demand.

         In 1987, the Company constructed a facility to house its first major piece of processing equipment, a heavy gauge, cut-to-length line. Since that time, the Company has added approximately 69 major pieces of processing equipment. Certain equipment was purchased directly from equipment manufacturers while the balance was acquired in the Company's acquisitions of other steel service centers and related businesses.

         In response to customer demands for higher tolerances and flatness specifications, the Company purchased a customized four-high 1/2" by 72" temper mill and heavy gauge cut-to-length line, housed in a 127,000 square foot building constructed on property adjoining the Company's Cleveland facilities. The facility began operating at full capacity in the third quarter of 1996. It is one of only few of its kind in the United States and incorporates state-of-the-art technology and unique design specifications. The equipment permits the Company to process steel to a more uniform thickness and flatness, upgrades the quality and consistency of certain of the Company's products, and enables the Company to produce tempered sheet or coil to customer specifications in smaller quantities than is available from other sources. By offering customers greater flexibility with respect to order size, the Company believes it has captured additional market share. The new facility and equipment, which was constructed at a cost of $18.1 million, has increased the Company's annual processing capacity by more than 120,000 tons.

         Customer response to this equipment has been so strong, especially by agricultural equipment manufacturers and plate fabricators located in the central states region, that the Company broke ground in August 1997 for a new, 190,000 square foot temper mill, sheet processing, and plate burning facility in Bettendorf, Iowa. Construction and equipping of the new facility is expected to be completed by the end of 1998, at a projected cost of approximately $22 million.

         Over the past three years, the Company has significantly expanded its plate processing capacity. In 1995, the Company constructed a $7.4 million, 112,200 square foot facility in Minneapolis which houses laser, plasma and oxygen burning tables and shot blasting equipment. Response to the Minneapolis plate burning capabilities has exceeded expectations, leading the Company to purchase two additional plasma and one additional laser burning tables for the Minneapolis plate processing facility. Two other plate burning tables also were added in the Chicago and Philadelphia facilities in 1996. These investments in plate processing equipment have allowed the Company to further increase its higher value-added processing services. The Company believes it is among the largest processors and distributors of steel plate in the United States.

         In addition to the plate burning and temper mill investments described above, during 1997 the Company also invested in a new tube mill and end finishing equipment in Cleveland, a new cut-to-length line in Detroit, a cut-to-length line for Minneapolis and a slitter for Iowa. The cut-to-length line became operational in the fourth quarter of 1997. The new tube mill and the cut-to-length line in Detroit are expected to become operational in the first half of 1998. The new tube mill will replace three older mills, which in aggregate will be sold at an amount in excess of net book value.

         The expansion of the Company's plate processing and tempering capabilities were made in response to the growing trend among capital equipment manufacturers to outsource non-core production processes, such as plate processing, and to concentrate on engineering, design and assembly. The Company expects to further benefit from this trend and will continue to purchase new equipment and upgrade existing equipment to meet this demand.

         SALES AND MARKETING. The Company believes that its commitment to quality, service and just-in-time delivery has enabled it to build and maintain strong customer relationships, while expanding its geographic growth through the continued upgrading and addition of sales personnel. The Company believes it has among the largest and most experienced sales force in the industry which is a significant competitive advantage. The Company's sales force has grown to approximately 135 from 80 at the beginning of 1994. The efforts of these individuals translate into more than 300 direct daily sales calls to customers in virtually all states in the continental United States. The continuous interaction between the Company's sales force and active and prospective customers provides the Company with valuable market information and sales opportunities, including opportunities for outsourcing and increased sales.

         The Company's sales efforts are further supported by metallurgical engineers and technical service personnel, who have specific expertise in carbon and stainless steel and alloy plate.

         In the international market, the Company's objective is to service foreign customers by matching their steel requirements to a specific primary steel producer. The Company functions as the sales and logistics arm of primary producers, giving them access to customers that they might otherwise not sell or service. This approach differs from the typical international steel trader that emphasizes large commodity shipments. Although the Company works principally with domestic steel producers, it continues to develop relationships with foreign steel producers. All international sales and payments are made in United States dollars. International sales have represented less than 6% of net sales in each of the last three years.

          DEPTH OF MANAGEMENT. The Company attributes a portion of its success to the depth of its management. In addition to the three principal executive officers, the Company's management team includes three regional vice presidents and thirteen general managers, its MIS Director and its Treasurer - Corporate Controller. Members of the management team have a diversity of backgrounds within the steel industry, including management positions at steel producers and other steel service centers. They average 26 years of experience in the steel industry and 9 years with the Company. This depth of management allows the Company to pursue and implement its growth strategy.


PRODUCTS, PROCESSING SERVICES, AND QUALITY STANDARDS

         The Company maintains a substantial inventory of coil and plate steel. Coil is in the form of a continuous sheet, typically 36 to 96 inches wide, between 0.015 and 0.625 inches thick, and rolled into 10 to 30 ton coils. Because of the size and weight of these coils and the equipment required to move and process them into smaller sizes, such coils do not meet the requirements, without further processing, of most customers. Plate is typically thicker than coil and is processed by laser, plasma or oxygen burning.

         Customer orders are entered into computerized order entry systems, and appropriate inventory is then selected and scheduled for processing in accordance with the customer's specified delivery date. The Company attempts to maximize yield by combining customer orders for processing each purchased coil to the fullest extent practicable.

         The Company's services include both traditional service center processes of cutting-to-length, slitting, shearing and roll forming and higher value-added processes of blanking, tempering and plate burning to process steel to specified lengths, widths and shapes pursuant to specific customer orders. Cutting-to-length involves cutting steel along the width of the coil. Slitting involves cutting steel to specified widths along the length of the coil. Shearing is the process of cutting sheet steel, while roll forming is the process in which flat rolled coils are formed into tubing and welded. Blanking cuts the steel into specific shapes with close tolerances. Tempering improves the uniformity of the thickness and flatness of the steel through a cold rolling process. Plate burning is the process of cutting steel into specific shapes and sizes.

         The following table sets forth the major pieces of processing equipment used by geographic location.


                   (a)         (b)                    (b)        (c)
  Processing     Cleveland   Chicago    Detroit    Minneapolis  Iowa     Southeastern  Connecticut Philadelphia Total
  ----------     ---------   -------    -------    -----------  -----    ------------  ----------- ------------ -----
Cutting-to-length       3           1         3 (d)        4          1           3 (f)        3          --       18
Blanking               --          --         8           --         --          --           --          --        8
Tempering               1          --        --           --          1          --           --          --        2
Plate processing        2           1        --            8         --          --            2           3       16
Slitting               --          --         3            2          1           2            3          --       11
Shearing                1           1        --            7         --          --            2          --       11
Roll forming            3 (e)      --        --           --         --          --           --          --        3
Shot blasting          --          --        --            1         --          --           --          --        1
                 ---------   ---------  --------   ----------  --------- -----------   ----------  ----------  -------
   Total               10           3        14           22          3           5           10           3       70
                 ---------   ---------  --------   ----------  --------- -----------   ----------  ----------  -------

(a)  Consists of four facilities.
(b)  Consists of two facilities.
(c) Facility is under construction and equipment listed is not yet operational. One burning table will be upgraded and moved from Minneapolis to Iowa in 1998.
(d) In process of installing a new cut-to-length line which will replace two decoilers listed.
(e) In process of installing a new roll forming mill which will replace two of the mills listed.
(f)  In process of upgrading one of the cut-to-length lines.

         The Company's quality control system establishes controls and procedures covering all aspects of its products from the time the material is ordered through receipt, processing and shipment to the customer. These controls and procedures encompass periodic supplier audits, inspection criteria, traceability and certification. From time to time, the Company has undergone quality audits by certain of its customers and has met all requirements of those customers. In addition, the Philadelphia and Minneapolis operations are both ISO 9002 certified, while certain of the Company's other operations are currently seeking to obtain the ISO certification. Lafayette Steel is one of only a few domestic service centers to earn Ford's Q1 quality rating, and is also QS-9000 certified. A quality testing lab was constructed adjacent to the temper mill facility in Cleveland.


CUSTOMERS AND DISTRIBUTION

         The Company processes steel for sale to over 3,600 domestic and foreign customers. The Company has a diversified customer and geographic base, which reduces the cyclicality of its business. The top 20 customers accounted for less than 20% and 21% of net sales in 1997 and 1996, respectively. In addition, the Company's largest customer accounted for less than 4% and 5% of net sales in 1997 and 1996, respectively. Major domestic customers include manufacturers and fabricators of transportation and material handling equipment, automobiles, construction and farm machinery, storage tanks, environmental equipment, appliances, food service and electrical equipment, as well as general and plate fabricators, and steel service centers. Sales to the three largest U.S. automobile manufacturers and their suppliers, made principally by the Company's Lafayette Steel operation, and sales to other steel service centers, accounted for approximately 23% and 12%, respectively, of the Company's net sales in 1997, and 23% and 13% of net sales in 1996.

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

          The Company purchases flat-rolled steel for processing at regular intervals from a number of domestic and foreign producers of primary steel, including LTV Corporation, U.S. Steel Corporation, National Steel Corporation, Bethlehem Steel, Nucor Corporation, North Star BHP Steel, and Citisteel. The Company believes that its relationships with its suppliers are good. The Company has no long-term commitments with any of its suppliers.


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


MANAGEMENT INFORMATION SYSTEMS

         Information systems are a critical component of Olympic's growth strategy. The Company has invested, and will continue to invest, in the advanced technologies and human resources required in this area. The Company believes that its information systems provide it with a significant competitive advantage. The Company's information systems focus on the following core application areas:

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

         INTERNAL COMMUNICATIONS. The Company believes that its ability to quickly and efficiently share information across its operations is critical to the Company's success. The Company continues to invest in various communications and workgroup technologies which enables employees to remain effective and responsive as the Company grows.

         YEAR 2000 COMPLIANCE. The Company has established processes to evaluate and manage the risks and costs associated with ensuring its software and application systems will properly recognize and process the year 2000 and beyond. Based upon initial assessments, the Company expects its systems will be Year 2000 compliant by 1999 at a cost that will not be material to its financial statements. The Company is also communicating with its suppliers, customers, financial institutions, and others with which it does business to coordinate the Year 2000 conversion process. There can be no assurances that the Company will not be adversely impacted by the Year 2000 problem as it relates to its dependencies on others' systems with which the Company does business.


EMPLOYEES

          At December 31, 1997, the Company employed 1,010 people. Approximately 345 of the Company's hourly plant personnel at the Minneapolis and Lafayette Steel facilities are represented by four separate collective bargaining units. The two collective bargaining agreements at Lafayette and the agreement covering the Minneapolis coil facility personnel expire on June 30, 1998 and September 30, 1998, respectively. The agreement covering the Minneapolis plate processing facility personnel expires March 31, 1999. The Company has never experienced a work stoppage and believes that its relationship with its employees is good.


SERVICE MARKS, TRADE NAMES AND PATENTS

          The Company conducts its business under the name "Olympic Steel." A provision of federal law grants exclusive rights to the word "Olympic" to the U.S. Olympic Committee. The U.S. Supreme Court has recognized, however, that certain users may be able to continue to use the word based on long-term and continuous use. The Company has used the name Olympic Steel since 1954, but is prevented from registering the name "Olympic" and from being qualified to do business as a foreign corporation under that name in certain states. In such states, the Company has registered under different names, including "Oly Steel" and "Olympia Steel." The Company's wholly-owned subsidiary, Olympic Steel Lafayette, Inc., does business in certain states under the names "Lafayette Steel and Processing" and "Lafayette Steel," and the Company's operation in Georgia does business under the name "Southeastern Metal Processing."


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

         Sales of the Company's products for use in the automotive industry accounted for approximately 23% of the Company's net sales in both 1997 and 1996. Such sales include sales directly to automotive manufacturers and to manufacturers of automotive components and parts. The automotive industry experiences significant fluctuations in demand based on numerous factors such as general economic conditions and consumer confidence. The automotive industry is also subject, from time to time, to labor problems. Any prolonged disruption in business arising from work stoppages by automotive manufacturers could have a material adverse effect on the Company's results of operations.


FORWARD-LOOKING INFORMATION

         This document contains various forward-looking statements and information that are based on management's beliefs as well as assumptions made by and information currently available to management. When used in this document, the words "expect," "believe," "estimated," "project," "plan" and similar expressions are intended to identify forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks, uncertainties and assumptions including, but not limited to, those identified above; potential equipment malfunction; equipment installation and facility construction delays; the adequacy of computer system investments and the impact of Year 2000 issues; the successes of joint ventures; and the availability of acquisition opportunities. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those expected, believed, estimated, projected or planned. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date hereof.

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

          Lafayette            Detroit, Michigan      256,000       Coil processing, distribution center             Owned
                                                                    and offices

          Southeastern         Winder, Georgia        202,250       Coil processing, distribution center             Owned
                                                                    and offices

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

          Philadelphia         Lester, Pennsylvania    92,500       Plate processing, distribution center           Leased
                                                                    and offices

----------
(1)  The Bedford Heights facilities are all adjacent properties.
(2) This facility is leased from a related party pursuant to the terms of a triple net lease for $195,300 per year. The lease expires in June 2000, subject to two ten-year renewal options.

          The Company also has a sales office in Greenville, South Carolina. Its international sales office is located in Pittsburgh, Pennsylvania. A 190,000 square foot coil and plate processing facility is also under construction in Bettendorf, Iowa. All of the properties listed in the table as owned are subject to mortgages securing industrial revenue bonds, taxable rate notes, term loans and the Company's credit agreement. Management believes that the Company will be able to accommodate its capacity needs for the immediate future at its existing facilities.

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

          Michael D. Siegal, age 45, has served as President and Chief Executive Officer of the Company since 1984, and as Chairman of the Board of Directors since January 1, 1994. He has been employed by the Company in a variety of capacities since 1974. Mr. Siegal is a member of the Executive Committee for the Steel Service Center Institute (SSCI). He is also a member of the American Iron and Steel Institute. He served as National Chairman of Israel Bonds during the period 1991-1993 and presently serves as Vice Chairman of the Executive Committee of the Development Corporation for Israel and as an officer for the Cleveland Jewish Community Federation. He is a member of the Board of Directors of American National Bank (Cleveland, Ohio) and the Cleveland Lumberjacks, a professional hockey team.

          R. Louis Schneeberger, age 43, has served as Chief Financial Officer and director of the Company since 1987. Prior to that time, Mr. Schneeberger was employed by Arthur Andersen LLP for ten years, concentrating on mergers, acquisitions, and auditing. He is also Chairman of the Board of Directors of Royal Appliance Mfg. Co. (a New York Stock Exchange listed company that is an assembler and distributor of vacuum cleaners and other floor care products), a certified public accountant, a trustee and Treasurer of the Achievement Centers for Children, and a member of the Business Advisory Council of Kent State University.

          David A. Wolfort, age 45, has served as Chief Operating Officer since 1995 and a director of the Company since 1987. He previously served as Vice President - Commercial from 1987 to 1995, after having joined the Company in 1984 as General Manager. Mr. Wolfort's duties include the management of all sales, purchasing and operational aspects of each region. Prior to joining the Company, Mr. Wolfort spent eight years with Sharon Steel, a primary steel producer, in a variety of sales assignments, including General Manager-Field Sales, Sharon Steel Products and was a steel fellow with the American Iron and Steel Institute. Mr. Wolfort is the past president of SSCI's Northern Ohio Chapter and is presently Vice Chairman of its Governmental Affairs Committee and a National Chapter Director. He is also a trustee of Health Hill Hospital for Children.

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY
           AND RELATED SHAREHOLDER MATTERS


PRICE RANGE OF COMMON STOCK

          The Company's Common Stock trades on NASDAQ under the symbol "ZEUS." The following table sets forth, for each quarter in the two year period ended December 31, 1997, the high and low closing prices of the Company's Common Stock on NASDAQ:


                                                  HIGH                LOW
                                            ----------          -----------
1997
  First quarter ................                $ 26.13             $16.50
  Second quarter ...............                  17.50              13.63
  Third quarter ................                  21.38              15.38
  Fourth quarter ...............                  16.75              12.38

1996
  First quarter ................                $ 10.88             $ 8.50
  Second quarter ...............                  28.63              10.13
  Third quarter ................                  30.25              22.38
  Fourth quarter ...............                  29.75              20.25


HOLDERS OF RECORD

          On March 6, 1998, the Company believed there were approximately 7,000 beneficial holders of the Company's Common Stock.


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

ITEM 6.   SELECTED FINANCIAL DATA

         The following table sets forth selected data of the Company for each of the five years in the period ended December 31, 1997. The data presented should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere in this report.


                                                                 FOR THE YEARS ENDED DECEMBER 31,
                                                               (in thousands, except per share data)
                                                       1997        1996        1995        1994       1993
                                                     --------    --------    --------    --------    --------
INCOME STATEMENT DATA:

Tons sold
  Direct                                                1,111       1,022         931         685         618
  Toll                                                    238         150         155          10           3
  Total                                                 1,349       1,172       1,086         695         621

Net sales                                            $608,076    $560,062    $554,469    $381,906    $313,810
Cost of sales                                         483,071     436,553     446,513     304,777     250,707
Gross margin                                          125,005     123,509     107,956      77,129      63,103
Operating expenses                                    102,898      93,127      85,855      58,836      50,519
Operating income                                       22,107      30,382      22,101      18,293      12,584
Income from joint ventures, net of start-up costs          11        --          --          --          --
Interest expense                                        4,172       4,301      10,746       3,761       4,480
Receivable securitization expense                       3,791       3,393         107        --          --
Income before taxes                                    14,155      22,688      11,248      14,532       8,104
Income taxes                                            5,308       8,569       4,504       5,834        --
Reinstatement of deferred income taxes(a)                --          --          --         7,800        --
Net income                                              8,847      14,119       6,744         898       8,104
Net income per share(b)                                 $0.83       $1.50       $0.78       $0.12
Weighted average shares outstanding(b)                 10,692       9,427       8,600       7,778

Pro forma net income(c)                                                                    $9,049      $7,376
Pro forma net income per share(d)                                                           $1.05       $0.86
Pro forma weighted average
shares outstanding(d)                                                                       8,600       8,600

BALANCE SHEET DATA:

Current assets                                       $142,175    $152,255    $124,371    $155,178    $123,787
Current liabilities                                    37,126      36,267      31,226      37,767      48,930
Working capital                                       105,049     115,988      93,145     117,411      74,857
Total assets                                          265,534     241,130     202,072     200,987     151,947
Total debt                                             79,924      64,582      98,540      93,437      95,330
Shareholders' equity                                  146,174     137,327      73,984      67,240       9,347

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

         Olympic sells a broad range of products, many of which have different gross margins. Products that have more value-added processing generally have a greater gross margin. Accordingly, the Company's overall gross margin is affected by product mix and the amount of processing performed, as well as volatility in selling prices and material purchase costs. The Company performs toll processing of customer-owned steel, the majority of which is performed by its Lafayette Steel and Southeastern operations. Toll processing generally results in lower selling prices and gross margin dollars per ton but higher gross margin percentages than the Company's historical direct sales.

         During 1997, the Company invested in three joint ventures, Olympic Continental Resources (OCR), which buys, sells and trades ferrous and non-ferrous metals and alternate iron products to steel mills and scrap processors; Olympic Laser Processing (OLP), a company formed to process laser welded sheet steel blanks for the automotive industry; and Trumark Steel & Processing (TSP), a company formed in December 1997, to support the flat-rolled steel requirements of the automotive industry as a Minority Business Enterprise. OLP is constructing a new facility and initially equipping it with two laser-welding lines. Production is expected to begin in the second half of 1998. Start-up costs for both OLP and TSP are being expensed as incurred, and are expected to continue in 1998. The Company guarantees portions of outstanding debt under each of the joint venture companies' bank credit facilities. The Company's 45% interest in OCR, 50% interest in OLP and 49% interest in TSP are accounted for under the equity method.

         Financing costs include interest expense on debt and costs associated with the Company's accounts receivable securitization program which commenced in December 1995 (the Financing Costs). Interest rates paid by the Company under its credit agreement are generally based on prime or LIBOR plus a premium (the Premium) determined quarterly, which varies based on the Company's operating performance and financial leverage. Receivable securitization costs are based on commercial paper rates calculated on the amount of receivables sold.

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

         Because the Company conducts its operations generally on the basis of short-term orders, backlog is not a meaningful indicator of future performance.

RESULTS OF OPERATIONS

         The following table sets forth certain income statement data expressed as a percentage of net sales:


                                                              1997       1996       1995
                                                             ------     ------     ------

         Net sales                                            100.0%     100.0%     100.0%
         Cost of sales                                         79.4       77.9       80.5
                                                             ------     ------     ------
           Gross margin                                        20.6       22.1       19.5
         Operating expenses                                    16.9       16.6       15.5
                                                             ------     ------     ------
           Operating income                                     3.6        5.4        4.0

         Interest and receivable securitization expense         1.3        1.4        2.0
                                                             ------     ------     ------
           Income before taxes                                  2.3        4.1        2.0
         Income taxes                                           0.9        1.5        0.8
                                                             ------     ------     ------
           Net income                                           1.5%       2.5%       1.2%
                                                             ======     ======     ======


1997 COMPARED TO 1996

         Tons sold increased 15.1% to 1,349 thousand in 1997 from 1,172 thousand in 1996. Tons sold in 1997 include 1,111 thousand from direct sales and 238 thousand from toll processing, compared with 1,022 thousand from direct sales and 150 thousand from toll processing in 1996. All of the Company's domestic operations achieved increases in tons sold in 1997. Substantially all of the increase in tolling tons is attributable to Southeastern.

         Net sales increased by $48 million, or 8.6%, to $608.1 million from $560.1 million in 1996. Average selling prices declined 5.7%, primarily due to an increased proportion of tolling sales in 1997, and the continued decline in direct average selling prices related to stainless steel products. International sales were less than 6% of net sales in both 1997 and 1996.

         As a percentage of net sales, gross margin decreased to 20.6% from 22.1% last year. The decrease was primarily the result of 1997 market conditions, which did not allow increased prices for steel to be fully recovered in the selling cycle.

         On a per ton basis, operating expenses decreased 4% to $76.27 from $79.44 in 1996. As a percentage of net sales, operating expenses increased to 16.9% in 1997 from 16.6% in 1996. The increase as a percentage of net sales is due to the impact of lower average selling prices and increased warehouse and depreciation expense in 1997. The increase in warehouse and depreciation expense primarily relates to the Southeastern acquisition; the Cleveland temper mill facility; completion of the Lafayette plant expansion; and continued investment in management information systems.

         Income from the OCR joint venture in 1997 totaled $449 thousand. Olympic's share of OLP and TSP start-up costs in 1997 totaled $429 thousand and $9 thousand, respectively.

         Financing Costs increased 3.5% to $8.0 million in 1997 from $7.7 million in 1996. Average borrowings outstanding in 1997 increased primarily as a result of higher inventory levels, the acquisition of Southeastern, and capital expenditures. Overall effective borrowing rates decreased to 6.7% in 1997 from 7.1% in 1996. Lower Premiums as a result of the Offering favorably impacted effective borrowing rates for 1997. Premiums for the quarter commencing March 1, 1998, will remain at 1% over LIBOR. Costs associated with the accounts receivable securitization program increased slightly in 1997 as a result of higher commercial paper rates.

         Income before taxes totaled $14.2 million in the current year compared to $22.7 million in 1996. Income taxes computed on 1997 earnings represented 37.5% of pre-tax income or $5.3 million versus 37.8% or $8.6 million last year.

         Net income totaled $8.8 million or $.83 per share in 1997, compared to $14.1 million or $1.50 per share in 1996. As a result of the Offering, weighted average shares outstanding increased from 9.4 million in 1996 to 10.7 million in 1997.


1996 COMPARED TO 1995

         Tons sold increased 7.9% to 1,172 thousand in 1996 from 1,086 thousand in 1995. Tons sold in 1996 include 1,022 thousand from direct sales and 150 thousand from toll processing, compared with 931 thousand from direct sales and 155 thousand from toll processing in 1995. All but one of the Company's operations achieved increases in tons sold in 1996.

         Net sales increased by $5.6 million, or 1.0%, to $560.1 million in 1996 from $554.5 million in 1995, despite a 6.4% decline in average selling prices. The largest decline in average selling prices related to stainless steel products. International sales represented 5.6% of consolidated net sales in 1996, compared to 4.7% in 1995.

         As a percentage of net sales, gross margin increased to 22.1% in 1996 from 19.5% in 1995. The increase was attributable to the impact of centralized steel purchasing efforts, improved inventory turns, and an increase in higher value-added processing in 1996.

         As a percentage of net sales, operating expenses increased to 16.6% in 1996 from 15.5% in 1995. The increase was primarily attributable to lower average selling prices in 1996. On a per ton basis, operating expenses remained constant, totaling $79 in both 1996 and 1995. Operating expenses in 1996 included incremental costs associated with the new Cleveland temper mill and Minneapolis plate processing facilities, expansion of plate processing capabilities in Philadelphia, the addition and training of a third shift at the Minneapolis coil processing facility and increased management information systems expenditures.

         Financing Costs decreased 29.1% to $7.7 million in 1996 from $10.9 million in 1995. The decrease was attributable to lower average borrowings outstanding in 1996, primarily as a result of the Offering and lower average inventory levels. The decrease was further effected by lower borrowing rates in 1996 and rate savings associated with the receivable securitization program implemented in December 1995. Overall effective borrowing rates decreased to 7.1% in 1996 from 7.7% in 1995 as a result of lower prime and LIBOR rates and lower Premiums in 1996.

         Income before taxes increased $11.4 million, or 101.7%, to $22.7 million in 1996 from $11.2 million in 1995. Income taxes computed on 1996 earnings represented 37.8% of pre-tax income or $8.6 million versus 40.0% or $4.5 million in 1995. The decrease in income taxes as a percentage of pretax income was attributable to the implementation of tax planning strategies in 1996.

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

         Net cash from operating activities primarily represents net income plus non-cash charges for depreciation, amortization and income from joint ventures, net of start-up costs, as well as changes in working capital. During 1997, $25.5 million of net cash was provided from operating activities, consisting of $16 million of cash generated from net income and non-cash charges and $9.5 million of cash from working capital components.

         Working capital at December 31, 1997 decreased $10.9 million from the end of the prior year. The decrease is primarily attributable to a $6 million decrease in inventory and a $3.8 million decrease in accounts receivable.

         As of December 31, 1997, $64 million of eligible receivables were sold under the Company's accounts receivable securitization program, compared to $55 million at December 31, 1996. The amount of trade receivables sold by the Company typically changes monthly depending upon the level of defined eligible receivables available for sale at each month end. In July 1997, the Company amended its receivable securitization agreement to increase the maximum amount of receivables available for sale from $65 million to $70 million. The term of the agreement was also extended to July 31, 2000.

         Net cash used for investing activities in 1997 totaled $38 million, consisting of $13.7 million for the June acquisition of Southeastern, $6.2 million for investments in the three joint ventures, and $18.1 million in capital expenditures, including completion of a 71,000 square foot expansion of Lafayette Steel's existing facility, deposits for a new tube mill in Cleveland, expected to become operational in the first half of 1998, and deposits made for a new facility and equipment to be located in Bettendorf, Iowa. The Company plans to invest more than $22 million for the construction and equipping of the 190,000 square foot Iowa facility which will house a second temper mill and cut-to-length line, a slitter, and multiple pieces of plate burning equipment. The plate processing equipment and slitter are expected to be operational by the end of the first half of 1998, while the temper mill and cut-to-length line is expected to be operational by the end of 1998. In 1997, the Company also made expenditures to purchase a new cut-to-length line for its Lafayette operation, a used cut-to-length line for the Minneapolis coil processing facility and a new plasma burner for the Minneapolis plate processing facility.

         Cash flows from financing activities in 1997 consist of net borrowings under the Company's revolving credit agreement and proceeds from a new $10 million secured bank term loan used to finance the fixed asset portion of the Southeastern acquisition, offset by scheduled payments under other existing long-term debt agreements.

         The Company amended its bank credit agreement in May and July, 1997 (the Credit Facility). The amendments increased the unsecured revolving credit availability from $60 million to $68 million, added a secured $17 million term loan component to finance the construction and equipping of the new Iowa facility, extended the agreement expiration date to June 30, 2000, and added a fourth bank to the bank group. The Credit Facility also includes letter of credit commitments, which totaled approximately $80 million at December 31, 1997, and contains restrictive covenants which require minimum net worth levels, maintenance of certain financial ratios and limitations on capital expenditures. The Company is in compliance with all covenants.

         As of December 31, 1997, approximately $25.2 million was available under the Company's revolving credit and accounts receivable securitization facilities, and $5.5 million was borrowed under the $17 million Iowa term loan. The Company believes that funds available under the Credit Facility, other credit and financing agreements and funds generated from operations will be sufficient to provide the Company with the liquidity necessary to fund its anticipated working capital requirements and capital expenditure requirements over the next 12 months. Capital requirements are subject to change as business conditions warrant and opportunities arise. In connection with its internal and external expansion strategies, the Company may from time to time seek additional funds to finance other new facilities, acquisitions and significant improvements to processing equipment to respond to customers' demands.

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


YEAR 2000 COMPLIANCE

         The Company has established processes to evaluate and manage the risks and costs associated with ensuring its software and application systems will properly recognize and process the year 2000 and beyond. Based upon initial assessments, the Company expects its systems will be Year 2000 compliant by 1999 at a cost that will not be material to its financial statements. The Company is also communicating with its suppliers, customers, financial institutions, and others with which it does business to coordinate the Year 2000 conversion process. There can be no assurances that the Company will not be adversely impacted by the Year 2000 problem as it relates to its dependencies on others' systems with which the Company does business.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and
the Board of Directors of
Olympic Steel, Inc.:

         We have audited the accompanying consolidated balance sheets of Olympic Steel, Inc. (an Ohio corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Olympic Steel, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.




                                          Arthur Andersen LLP

Cleveland, Ohio,
February 2, 1998.

ITEM 8.  FINANCIAL STATEMENTS


                               OLYMPIC STEEL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                      (in thousands, except per share data)

                                                        1997       1996       1995
                                                    --------   --------   --------

Net sales                                           $608,076   $560,062   $554,469
Cost of sales                                        483,071    436,553    446,513
                                                    --------   --------   --------
      Gross margin                                   125,005    123,509    107,956

Operating expenses
    Warehouse and processing                          33,579     29,881     28,307
    Administrative and general                        27,458     25,089     21,345
    Distribution                                      18,046     16,585     16,155
    Selling                                           13,745     13,475     13,692
    Occupancy                                          4,067      3,769      3,092
    Depreciation and amortization                      6,003      4,328      3,264
                                                    --------   --------   --------
      Total operating expenses                       102,898     93,127     85,855
                                                    --------   --------   --------

      Operating income                                22,107     30,382     22,101

Income from joint ventures, net of start-up costs         11          -          -
                                                    --------   --------   --------

     Income before interest and taxes                 22,118     30,382     22,101

Interest expense                                       4,172      4,301     10,746
Receivable securitization expense                      3,791      3,393        107
                                                    --------   --------   --------
     Income before taxes                              14,155     22,688     11,248

Income taxes                                           5,308      8,569      4,504
                                                    --------   --------   --------
      Net income                                    $  8,847   $ 14,119   $  6,744
                                                    ========   ========   ========
      Net income per share                          $   0.83   $   1.50   $   0.78
                                                    ========   ========   ========
      Weighted average shares outstanding             10,692      9,427      8,600


        The accompanying notes are an integral part of these statements.

                               OLYMPIC STEEL, INC.
                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 1997 AND 1996
                                 (in thousands)


                                                                  1997         1996
                                                               ---------    ---------
                                    ASSETS
Cash                                                           $   1,748    $   2,018
Accounts receivable                                                6,417        9,483
Inventories                                                      132,230      138,238
Prepaid expenses and other                                         1,780        2,516
                                                               ---------    ---------
    Total current assets                                         142,175      152,255
                                                               ---------    ---------

Property and equipment                                           124,292       93,954
Accumulated depreciation                                         (20,301)     (14,954)
                                                               ---------    ---------
    Net property and equipment                                   103,991       79,000
                                                               ---------    ---------

Goodwill                                                          13,278        9,875
Investments in joint ventures                                      6,090            -
                                                               ---------    ---------

    Total assets                                               $ 265,534    $ 241,130
                                                               =========    =========

                                  LIABILITIES
Current portion of long-term debt                              $   3,722    $   1,869
Accounts payable                                                  24,266       25,267
Accrued payroll                                                    3,618        4,610
Other accrued liabilities                                          5,520        4,521
                                                               ---------    ---------
    Total current liabilities                                     37,126       36,267
                                                               ---------    ---------

Revolving credit agreement                                        48,809       46,457
Term loans                                                        20,148        7,851
Industrial revenue bonds                                           7,245        8,405
                                                               ---------    ---------
    Total long-term debt                                          76,202       62,713
                                                               ---------    ---------

Deferred income taxes                                              6,032        4,823
                                                               ---------    ---------
    Total liabilities                                            119,360      103,803
                                                               ---------    ---------

                             SHAREHOLDERS' EQUITY
Preferred stock, without par value, 5,000 shares authorized,
  no shares issued or outstanding                                      -            -

Common stock, without par value, 20,000 shares authorized,
  10,692 issued and outstanding                                  106,319      106,319
Retained earnings                                                 39,855       31,008
                                                               ---------    ---------
    Total shareholders' equity                                   146,174      137,327
                                                               ---------    ---------
    Total liabilities and shareholders' equity                 $ 265,534    $ 241,130
                                                               =========    =========

      The accompanying notes are an integral part of these balance sheets.

                               OLYMPIC STEEL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                 (in thousands)


                                                                           1997        1996        1995
                                                                       --------    --------    --------

Cash flows from operating activities:
  Net income                                                           $  8,847    $ 14,119    $  6,744
  Adjustments to reconcile net income to net
  cash from (used for) operating activities-
      Depreciation and amortization                                       6,003       4,328       3,264
      Long-term deferred income taxes                                     1,209       1,733      (1,713)
      Income from joint ventures, net of start-up costs                     (11)          -           -
                                                                       --------    --------    --------
                                                                         16,048      20,180       8,295
Changes in working capital:
  Accounts receivable                                                     3,829      (2,388)     54,076
  Inventories                                                             6,008     (25,252)     24,310
  Prepaid expenses and other                                                910        (420)       (165)
  Accounts payable                                                       (1,165)     10,047     (27,590)
  Accrued payroll and other accrued liabilities                            (128)     (2,107)        825
                                                                       --------    --------    --------
                                                                          9,454     (20,120)     51,456
                                                                       --------    --------    --------
    Net cash from operating activities                                   25,502          60      59,751
                                                                       --------    --------    --------

Cash flows from investing activities:
  Acquisitions of Southeastern and Lafayette                            (13,689)          -     (52,345)
  Equipment purchases and deposits                                      (12,611)     (3,477)     (3,633)
  Investments in joint ventures                                          (6,222)          -           -
  Facility purchase and construction                                     (4,297)    (10,411)     (7,775)
  Other capital expenditures, net                                        (1,195)     (1,614)     (1,331)
                                                                       --------    --------    --------
    Net cash used for investing activities                              (38,014)    (15,502)    (65,084)
                                                                       --------    --------    --------

Cash flows from financing activities:
  Revolving credit agreement                                              2,352      (4,881)     (8,414)
  Borrowing (repayment) of term loans and IRB's                           9,890     (28,767)     14,913
  Net proceeds from sale of common stock and stock options exercised          -      49,224           -
                                                                       --------    --------    --------
    Net cash from financing activities                                   12,242      15,576       6,499
                                                                       --------    --------    --------

Cash:
  Net change                                                               (270)        134       1,166
  Beginning balance                                                       2,018       1,884         718
                                                                       --------    --------    --------
  Ending balance                                                       $  1,748    $  2,018    $  1,884
                                                                       ========    ========    ========



        The accompanying notes are an integral part of these statements.

                               OLYMPIC STEEL, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                 (in thousands)

                                                                               COMMON       RETAINED
                                                                               STOCK        EARNINGS
                                                                           ------------   ------------

Balance at December 31, 1994                                               $     57,095   $     10,145

     Net income                                                                       -          6,744
                                                                           ------------   ------------

Balance at December 31, 1995                                                     57,095         16,889

     Net proceeds from sale of 2,084 shares of common stock                      49,100              -
     Exercise of 8 stock options                                                    124              -
     Net income                                                                       -         14,119
                                                                           ------------   ------------

Balance at December 31, 1996                                                    106,319         31,008

     NET INCOME                                                                       -          8,847
                                                                           ------------   ------------

BALANCE AT DECEMBER 31, 1997                                               $    106,319   $     39,855
                                                                           ============   ============

                               OLYMPIC STEEL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                             (dollars in thousands)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
    -------------------------------------------

PRINCIPLES OF CONSOLIDATION
The accompanying consolidated financial statements include the accounts of Olympic Steel, Inc. and its wholly-owned subsidiaries (collectively the Company or Olympic), after elimination of intercompany accounts and transactions. Investments in the Company's three joint ventures are accounted for under the equity method. Certain amounts in the 1996 and 1995 consolidated financial statements have been reclassified to conform to the 1997 presentation.

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

CONCENTRATION RISKS
The Company is a major customer of flat-rolled coil and plate steel for many of its principal suppliers, but is not dependent on any one supplier. The Company purchased approximately 22% and 18% of its total steel requirements from a single supplier in 1997 and 1996, respectively.

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

GOODWILL AND AMORTIZATION
Goodwill includes the cost in excess of fair value of the net assets acquired and is being amortized on a straight-line method over 40 years. In the event that facts and circumstances indicate that the value of goodwill or other long-lived assets may be impaired, the Company evaluates recoverability to determine if a write-down to market value is required. Goodwill amortization expense totaled $353 in 1997, and $260 in both 1996 and 1995. Accumulated amortization of goodwill totaled $873 and $520 at December 31, 1997 and 1996, respectively.

REVENUE RECOGNITION
Revenue is recognized when steel is shipped to the customer. Sales returns and allowances are treated as reductions to sales and are provided for based on historical experience and current estimates.

EARNINGS PER SHARE
Earnings per share has been calculated based on the weighted average number of shares outstanding. Shares outstanding were 8.6 million through August 8, 1996 and 10.7 million since August 9, 1996. The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," which became effective for financial statements for periods ending after December 15, 1997. The implementation of SFAS No. 128 had no effect on the Company's earnings per share data. Basic and diluted earnings per share are the same, as the effect of dilutive outstanding stock options is immaterial.

2.  PUBLIC OFFERINGS OF COMMON STOCK:
    ---------------------------------

The Company completed its initial public offering of 4 million common shares in March, 1994. In August, 1996, the Company completed the sale of an additional
2.1 million shares of common stock. The net proceeds of $49,100 were used to repay borrowings outstanding under the Company's bank credit agreements.


3.  ACQUISITIONS:
    -------------

Effective June 1, 1997, the Company acquired substantially all of the assets and assumed certain liabilities of Southeastern Metal Processing, Inc. and Southeastern Transshipping Realty (Southeastern). Southeastern operated as a metals toll processor and is located near Atlanta, Georgia. The preliminary purchase price, which is subject to post-closing adjustments and includes assumed liabilities, totaled approximately $17,200. The adjusted cash portion of the purchase price, including fees and expenses and the repayment of $2,500 of Southeastern's bank debt, approximated $13,700. The acquisition has been accounted for as a purchase and, accordingly, assets and liabilities are reflected at estimated fair values. The preliminary purchase price allocation resulted in goodwill of approximately $3,700 which is being amortized over 40 years.

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


4.  INVESTMENTS IN JOINT VENTURES:
    ------------------------------

In January 1997, the Company completed the formation of Olympic Continental Resources LLC (OCR), a joint venture with Atlas Iron Processors, Inc. (Atlas) and OCR's Chief Executive Officer. OCR buys, sells and trades ferrous and non-ferrous metals and alternate iron products to steel mills and scrap processors. The venture acquired the business activities previously conducted by Thyssen Continental Resources LLC. The Company made a $4,000 cash investment for its 45% ownership share in OCR. The Company and Atlas each jointly and severally guarantee 50% of OCR's outstanding debt under its $35,000 revolving bank credit facility, up to a maximum of $10,000. OCR revolving credit debt outstanding at December 31, 1997 totaled $14,102.

In April 1997, the Company and the U.S. Steel Group of USX Corporation (USS) formed Olympic Laser Processing (OLP), a joint venture to process laser welded sheet steel blanks for the automotive industry. OLP is owned 50% by each of the companies. OLP is constructing a new facility and initially equipping it with two laser-welding lines. Production is expected to begin in the second half of 1998. OLP start-up costs are being expensed as incurred. The Company and USS each contributed $2,000 in cash to OLP during the first half of 1997 and each guarantees, on a several basis, 50% of OLP's outstanding debt under its $20,000 bank loan agreement. OLP debt outstanding at December 31, 1997 totaled $8,900.

In December 1997, the Company, Michael J. Guthrie and Carlton L. Guthrie (the Guthries) completed the formation of Trumark Steel & Processing, LLC (TSP), a joint venture to support the flat-rolled steel requirements of the automotive industry. The Guthries are also the executive officers of Trumark Inc., a privately held supplier of metal stamped assemblies to the automotive industry located in Michigan. The Company made a $147 cash contribution to TSP for its 49% ownership interest in the venture. The Company and the Guthries severally guarantee outstanding debt under TSP's $3,880 credit facility in proportion to each member's ownership interest. TSP debt outstanding at December 31, 1997 totaled $1,899.

5.  ACCOUNTS RECEIVABLE:
    --------------------

In December 1995, the Company entered into an agreement to sell, on a revolving basis, through its wholly-owned entity, Olympic Steel Receivables LLC, an undivided interest in a designated pool of its trade accounts receivable. In July 1997, the agreement was amended to increase the maximum amount of receivables available for sale from $65,000 to $70,000, and the term of the agreement was extended to July 31, 2000. The Company, as agent for the purchaser of the receivables, retains collection and administrative responsibilities for the participating interests sold. As collections reduce the receivables included in the pool, the Company may sell additional undivided interests in new receivables up to the $70,000 limit. The amount of receivables sold by the Company typically will change monthly depending upon the level of defined eligible receivables available for sale at each month end settlement date.

As of December 31, 1997 and 1996, $64,000 and $55,000, respectively, of receivables were sold and reflected as a reduction of accounts receivable in the accompanying consolidated balance sheets. Proceeds from the initial sale were used to reduce borrowings under the Company's revolving credit agreement and are reflected as operating cash flows in the accompanying 1995 consolidated statement of cash flows. Costs of the program, which primarily consist of the purchaser's financing cost of issuing commercial paper backed by the receivables, totaled $3,791 in 1997, $3,393 in 1996, and $107 in 1995, and have been classified as Receivable Securitization Expense in the accompanying consolidated statements of income.

Accounts receivable are presented net of allowances for doubtful accounts of $506 and $485 as of December 31, 1997 and 1996, respectively. Bad debt expense totaled $155 in 1997, $268 in 1996 and $763 in 1995.


6.  PROPERTY AND EQUIPMENT:
    -----------------------

Property and equipment consists of the following:

                                                                                        DECEMBER 31,
                                                                                ----------------------------
                                                                                    1997              1996
                                                                                ------------    ------------

Land and improvements                                                           $      8,755    $      8,037
Buildings and improvements                                                            46,974          40,105
Machinery and equipment                                                               45,066          37,292
Furniture and fixtures                                                                 3,834           3,315
Computer equipment                                                                     4,448           3,604
Vehicles                                                                                 344             378
Construction in progress                                                              14,871           1,223
                                                                                ------------    ------------
                                                                                     124,292          93,954
Less accumulated depreciation                                                        (20,301)        (14,954)
                                                                                ------------    ------------
     Net property and equipment                                                 $    103,991    $     79,000
                                                                                ============    ============

Construction in progress at December 31, 1997 primarily consists of the construction and equipping of the Iowa temper mill facility, installation of a new tube mill in Cleveland and a new cut-to-length line in Detroit. Construction in progress at December 31, 1996 primarily consisted of material handling equipment and management information system enhancements.


7.  REVOLVING CREDIT AGREEMENT:
    --------------------------

The Company has been operating under various multi-bank revolving credit agreements for many years. As of December 31, 1997, the facility consisted of an unsecured revolving credit component of $68,000, a $17,000 term loan component for the construction and equipping of the Iowa temper mill facility (the Iowa Term Loan) and letter of credit commitments of $80,048. The respective assets financed collateralize the Iowa Term Loan and the letters of credit. The agreement matures on June 30, 2000. Each year, the Company may request to extend its maturity date one year with the approval of the bank group.

The revolving credit agreement balance includes $5,199 and $5,487 of checks issued that have not cleared the bank as of December 31, 1997 and 1996, respectively.

The Company has the option to borrow based on the agent bank's base rate or London Interbank Offered Rates (LIBOR) plus a premium (the Premium). The Premium is determined every three months based on the Company's operating performance and leverage ratio. As of December 31, 1997, the interest rates were base or LIBOR plus 1.0%. The effective interest rate for revolving credit borrowings amounted to 7.0% in 1997, 7.5% in 1996 and 7.9% in 1995. Interest on the base rate option is payable quarterly in arrears while interest on the LIBOR option is payable at the end of the LIBOR interest period, which ranges from one to six months. The agreement also includes a commitment fee of .25% of the unused portions of the revolver and Iowa Term Loan, payable quarterly in arrears.


8.  TERM LOANS:
    -----------

In May, 1997, the Company entered into a $10,000 loan agreement with a domestic bank to finance the fixed asset portion of the Southeastern acquisition. The loan agreement includes a 10 year $3,500 term loan component, and a seven year $6,500 term loan component (the Southeastern Term Loans). The term loans are secured by the real estate and equipment acquired from Southeastern and are repayable in quarterly installments that commenced September 1, 1997. Interest is charged at LIBOR plus 1%.

In 1993, the Company completed a $10,000 refinancing of certain of its real estate in Minnesota, Connecticut, Illinois, and Ohio in the form of taxable rate notes. The term of the notes is 15 years with annual principal payments of $700 for the first 10 years and $600 for years 11 through 15. The notes are backed by a three year bank letter of credit, expiring October 15, 2000, and are secured by mortgages on the real estate financed. The interest rate changes each week based on the taxable rate note market.

The Iowa Term Loan allows draws to be made through December 30, 1998 and requires annual principal repayments of 10% of the amount borrowed to commence May 30, 1999.

The long-term portion of term loans at December 31, 1997 and 1996, consisted of the following:

                                             Effective Interest
               Description                    Rate at 12/31/97      1997          1996
               ------------                   ----------------    ----------    ----------
Southeastern Term Loans                             7.4%            $8,081        $  --
Taxable rate notes                                  7.2%             6,500         7,200
Iowa Term Loan draws at 12/31/97                    7.4%             5,500           --
Other                                               4.0%                67           651
                                                                  ----------    ----------
                                                                   $20,148        $7,851
                                                                  ----------    ----------



9.  INDUSTRIAL REVENUE BONDS:
    -------------------------

The long-term portion of industrial revenue bonds at December 31, 1997 and 1996, consisted of the following:

                                                             Effective Interest
                   Description of Bonds                       Rate at 12/31/97       1997        1996
                   --------------------                       ----------------    ----------   ----------
$6,000 variable rate bonds due 1995 through 2004                    5.7%            $3,600       $4,200
$4,800 variable rate bonds due 1992 through 2004                    5.5%             2,350        2,700
$2,660 variable rate bonds due 1992 through 2004                    5.4%             1,295        1,505
                                                                                  ----------   ----------
                                                                                    $7,245       $8,405
                                                                                  ----------   ----------

These bonds are backed by standby letters of credit, expiring June 30, 2000 with the revolving credit bank group, which has a first lien on certain land, building and equipment.

10. SCHEDULED DEBT MATURITIES, INTEREST, DEBT CARRYING VALUES AND COVENANTS:
    ------------------------------------------------------------------------

Scheduled maturities of all long-term debt for the years succeeding December 31, 1997 are $3,722 in 1998, $3,150 in both 1999 and 2000, $3,155 in 2001, $3,161 in
2002 and $9,277 thereafter. These scheduled maturities exclude the Iowa Term Loan, which allows draws for up to $17,000 to be made through December 30, 1998.

The overall effective interest rate for all debt amounted to 6.7% in 1997, 7.1% in 1996, and 7.7% in 1995. Interest paid totaled $4,579, $4,628, and $11,823 for the years ended December 31, 1997, 1996 and 1995, respectively. Amounts paid relative to the accounts receivable securitization program totaled $3,736 in 1997 and $3,236 in 1996. Interest expense of $156, $92, and $1,021 was capitalized in 1997, 1996 and 1995, respectively, in connection with constructing and equipping new facilities.

Management believes the carrying values of its long-term debt approximate their fair values, as each of the Company's debt arrangements bear interest at rates that vary based on a bank's base rate, LIBOR, the short-term tax exempt revenue bond index or taxable rate note market.

Under its debt agreements, the Company is subject to certain covenants such as minimum net worth, capital expenditure limitations, and interest coverages. The Company was in compliance with all covenants as of December 31, 1997.


11.  INCOME TAXES:
     -------------

The components of the Company's net deferred tax liability at December 31 are as follows:

              Asset / (Liability)                   1997             1996
              -------------------               ------------     -------------

Accrued income taxes                            $       (695)   $       (681)

Current deferred income taxes:
  LIFO inventory reserves                               (583)           (583)
  Other temporary items                                  942             984
                                                ------------    ------------
Total current deferred income taxes                      359             401
                                                ------------    ------------
Accrued and deferred income taxes                       (336)           (280)
                                                ------------    ------------

Long-term deferred income taxes:
  Goodwill                                            (1,483)         (1,365)
  LIFO inventory reserve                                (583)         (1,167)
  Tax in excess of book depreciation                  (4,112)         (2,291)
   Other temporary items                                 146              --
                                                ------------    ------------
Total long-term deferred income taxes                 (6,032)         (4,823)
                                                ------------    ------------
Total current and deferred income taxes         $     (6,368)   $     (5,103)
                                                ============    ============

The following table reconciles the U.S. federal statutory rate to the Company's effective tax rate:

                                                            1997             1996            1995
                                                         -----------      -----------     ------------
U.S. federal statutory rate                                   35.0%            35.0%           35.0%
State and local taxes, net of federal benefit                  2.0              2.5             4.4
All other, net                                                 0.5              0.3             0.6
                                                         -----------      -----------     ------------
Effective income tax rate                                     37.5%            37.8%           40.0%
                                                         -----------      -----------     ------------

The tax provision includes a current provision of $4,495, $9,266, and $6,443, and a deferred expense or (benefit) of $813, ($697), and ($1,939) in 1997, 1996 and 1995, respectively. Income taxes paid in 1997, 1996 and 1995, totaled $4,459, $10,113, and $6,191, respectively.

12.  RETIREMENT PLANS:
     -----------------

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

Retirement plan expense amounted to $2,258, $2,001, and $1,762 for the years ended December 31, 1997, 1996, and 1995, respectively.


13.  STOCK OPTIONS:
     --------------

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

During 1997, 1996 and 1995, nonqualified options to purchase 8,000, 12,500, and 20,000 shares, respectively, were issued under the Option Plan to the Company's outside directors and certain key employees. All options have been issued at an exercise price of $15.50 per share, except for the 1997 options, which were issued at $14.63 per share. Since adoption of the Option Plan, options to purchase 8,000 shares have been exercised, all during 1996. Options to purchase 152,500 shares were outstanding at December 31, 1997, of which 74,500 were exercisable.

In 1996, the Company adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." The Black-Scholes option-pricing model was used to determine that the pro forma impact of compensation expense from options granted was immaterial in both 1996 and 1997.

14.  COMMITMENTS AND CONTINGENCIES:
     ------------------------------

The Company leases certain warehouses, sales offices and processing equipment under long-term lease agreements. The leases are classified as operating and expire at various dates through 2004. In some cases the leases include options to extend. Rent expense was $2,175, $2,634, and $2,873 for the years ended December 31, 1997, 1996 and 1995, respectively.

Future minimum lease payments as of December 31, 1997 are as follows:

                     1998                      $    2,078
                     1999                           1,760
                     2000                           1,213
                     2001                             937
                     2002                             763
               Thereafter                           1,073
                                               --------------
                                               $    7,824
                                               ==============

The Company is a defendant in various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the outcome of the proceedings to which the Company is currently a party will not have a material adverse effect upon its operations or financial position.


15.  RELATED PARTY TRANSACTIONS:
     ---------------------------

A related entity handles a portion of the freight activity for the Company's Cleveland division. Payments to this entity approximated $2,906, $3,117, and $3,199 for the years ended December 31, 1997, 1996 and 1995, respectively. There is no common ownership or management of this entity with the Company. Another related entity owns one of the Cleveland warehouses and leases it to the Company at an annual rental of $195. The lease expires June 2000 and has two remaining renewal options of 10 years each.

                       SUPPLEMENTARY FINANCIAL INFORMATION

UNAUDITED QUARTERLY RESULTS OF OPERATIONS
(in thousands, except per share amounts)

1997                                        1ST        2ND        3RD        4TH       YEAR
----                                     --------   --------   --------   --------   --------

Net sales                                $149,473   $157,595   $145,223   $155,785   $608,076

Gross margin                               30,643     32,392     30,145     31,825    125,005

Operating income                            5,526      6,227      5,094      5,260     22,107

Income before taxes                         3,911      4,304      2,744      3,196     14,155

Net income                               $  2,445   $  2,689   $  1,715   $  1,998   $  8,847

  Net income per share                   $   0.23   $   0.25   $   0.16   $   0.19   $   0.83

  Weighted average shares outstanding      10,692     10,692     10,692     10,692     10,692

Market price of common stock: (a)
  High                                   $  26.13   $  17.50   $  21.38   $  16.75   $  26.13
  Low                                       16.50      13.63      15.38      12.38      12.38



1996                                        1ST        2ND        3RD        4TH       YEAR
----                                     --------   --------   --------   --------   --------

Net sales                                $142,589   $146,697   $134,971   $135,805   $560,062

Gross margin                               30,926     32,815     30,403     29,365    123,509

Operating income                            7,719      9,545      7,263      5,855     30,382

Income before taxes                         5,427      7,219      5,516      4,526     22,688

Net income                               $  3,256   $  4,331   $  3,530   $  3,002   $ 14,119

  Net income per share                   $   0.38   $   0.50   $   0.36   $   0.28   $   1.50

  Weighted average shares outstanding       8,600      8,600      9,801     10,689      9,427

Market price of common stock: (a)
  High                                   $  10.88   $  28.63   $  30.25   $  29.75   $  30.25
  Low                                        8.50      10.13      22.38      20.25       8.50


(a) Represents high and low closing quotations as reported by NASDAQ.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by Item 10 as to the Directors of the Registrant will be incorporated herein by reference to the information set forth under the caption "Election of Directors" in the Registrant's definitive proxy statement for its April 22, 1998 Annual Meeting of Shareholders.


ITEM 11.  EXECUTIVE COMPENSATION

Information required by Item 11 will be incorporated herein by reference to the information set forth under the caption "Executive Officers' Compensation" in the Registrant's definitive proxy statement for its April 22, 1998 Annual Meeting of Shareholders.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by Item 12 will be incorporated herein by reference to the information set forth under the caption "Security Ownership of Management" in the Registrant's definitive proxy statement for its April 22, 1998 Annual Meeting of Shareholders.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by Item 13 will be incorporated herein by reference to the information set forth under the caption "Related Transactions and Compensation Interlocks" in the Registrant's definitive proxy statement for its April 22, 1998 Annual Meeting of Shareholders.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K


         (A)(1) THE FOLLOWING FINANCIAL STATEMENTS ARE INCLUDED IN PART II, ITEM 8:

         Report of Independent Public Accountants
         Consolidated Statements of Income for the Years Ended December 31, 1997, 1996 and 1995
         Consolidated Balance Sheets as of December 31, 1997 and 1996 Consolidated Statements of Cash Flows for the Years Ended
         December 31, 1997, 1996 and 1995
         Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 1997, 1996 and 1995
         Notes to Consolidated Financial Statements

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

         (B) REPORTS ON FORM 8-K. No reports were filed on Form 8-K during the fourth quarter of 1997.

                               OLYMPIC STEEL, INC.

                                INDEX TO EXHIBITS

 Exhibit                                    Description of Document                              Sequential Page No.
 -------                                    -----------------------                              -------------------
 3.1(i)          Amended and Restated Articles of Incorporation                                           (a)
 3.1(ii)         Amended and Restated Code of Regulations                                                 (a)
 4.1             Credit Agreement dated October 4, 1996 by and among the Registrant, three                (b)
                 banks and National City Bank, Agent
 4.2             First Amendment to Credit Agreement dated January 24, 1997 by and among the              (d)
                 Registrant, three banks and National City Bank, Agent
 4.3             Second Amendment to Credit Agreement, dated May 30, 1997                                 (f)
 4.4             Third Amendment to Credit Agreement, dated July 14, 1997                                 (f)
 4.5             Receivables Purchase Agreement dated December 19, 1995 among the Registrant,             (c)
                 Olympic Steel Receivables LLC, Olympic Steel Receivables, Inc. and Clipper
                 Receivables Corporation as Purchaser
 4.6             Second Amendment to Receivables Purchase Agreement, dated July 14, 1997                  (f)
 4.7             Purchase and Sale Agreement dated December 19, 1995 among the Registrant,                (c)
                 Olympic Steel Lafayette, Inc. and Olympic Steel Receivables LLC
                 Information concerning certain of the Registrant's other
                 long-term debt is set forth in Notes 7 and 8 of Notes to
                 Consolidated Financial Statements. The Registrant hereby agrees to furnish copies of such instruments to the Commission upon request.
 10.1            Olympic Steel, Inc. Stock Option Plan                                                    (a)
 10.2            Lease, dated as of July 1, 1980, as amended, between S.M.S. Realty Co., a                (a)
                 lessor, and the Registrant, as lessee, relating to one of the Cleveland facilities
 10.4            Lease, dated as of November 30, 1987, as amended, between Tinicum Properties             (a)
                 Associates L.P., as lessor, and the Registrant, as lessee, relating to
                 Registrant's Lester, Pennsylvania facility
 10.5            Executive and General Managers Bonus Plans                                               (a)
 10.7            Contract Carrier Contract for Transportation Services, dated January 1, 1991,            (a)
                 between Bedford Trucking Company and the Registrant
 10.8            Operating Agreement of Olympic Continental Resources, L.L.C. by and among                (d)
                 Thyssen-Continental Resources LLC, Olympic Steel Trading, Inc. and Uwe T.
                 Schmidt
 10.9            Operating Agreement of OLP, LLC, dated April 4, 1997, by and between the U.S.            (e)
                 Steel Group of USX Corporation and Oly Steel Welding, Inc.

                               OLYMPIC STEEL, INC.

                                INDEX TO EXHIBITS

 Exhibit                                    Description of Document                              Sequential Page No.
 -------                                    -----------------------                              -------------------
 10.10           Asset Purchase Agreement by and among Olympic Steel, Inc. and Southeastern               (f)
                 Metal Processing, Inc. and Southeastern Transshipping Realty and Jerry O.
                 Kirkland, Gene L. James, Orvin Flint, and Michael Miniea, dated May 30, 1997.
 10.11           Operating Agreement of Trumark Steel & Processing, LLC, dated December 12,              37-62
                 1997, by and among Michael J. Guthrie, Carlton L. Guthrie and Oly Steel
                 Welding, Inc.
 10.12           Settlement Agreement and Mutual Release, dated January 30, 1998, by and                 63-70
                 between Bruce S. Adelstein and Olympic Steel, Inc.
 21              List of Subsidiaries                                                                     71
 23              Consent of Arthur Andersen LLP                                                           72
 24              Directors and Officers Powers of Attorney                                                73
 27              Financial Data Schedule (EDGAR Filing Only)


(a)      Incorporated by reference to the Exhibit with the same exhibit number included in Registrant's
         Registration Statement on Form S-1 (No. 33-73992) filed with the Commission on January 12, 1994.

(b)      Incorporated by reference to an Exhibit included in Registrant's Form 10-Q filed with the Commission on November 4, 1996.

(c)      Incorporated by reference to an Exhibit included in Registrant's Form 10-K filed with the Commission on March 29, 1996.

(d)      Incorporated by reference to an Exhibit included in Registrant's Form 10-K filed with the Commission on March 7, 1997.

(e)      Incorporated by reference to an Exhibit included in Registrant's Form 10-Q filed with the Commission on May 2, 1997.

(f)      Incorporated by reference to an Exhibit included in Registrant's Form 10-Q filed with the Commission on August 5, 1997.

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                        OLYMPIC STEEL, INC.

March 9, 1998                           By:  /s/ R. Louis Schneeberger
                                             -------------------------
                                        R. Louis Schneeberger,
                                        Chief Financial Officer and Director

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS IN THE CAPACITIES INDICATED AND ON THE 9TH DAY OF MARCH, 1998.

March 9, 1998                                /s/ Michael D. Siegal *
                                             -----------------------
                                                 Michael D. Siegal
                                                 President, Chairman of the Board
                                                 and Chief Executive Officer

March 9, 1998                                /s/ R. Louis Schneeberger *
                                             ---------------------------
                                                 R. Louis Schneeberger
                                                 Chief Financial Officer
                                                 and Director

March 9, 1998                                /s/ David A. Wolfort *
                                             ----------------------
                                                 David A. Wolfort
                                                 Chief Operating Officer
                                                 and Director

March 9, 1998                                /s/ Suren A. Hovsepian *
                                             ------------------------
                                                 Suren A. Hovsepian
                                                 Vice President and Director

March 9, 1998                                /s/ Richard T. Marabito *
                                             -------------------------
                                                 Richard T. Marabito
                                                 Treasurer and Corporate Controller
                                                 (Principal Accounting Officer)

March 9, 1998                                /s/ Martin H. Elrad *
                                             ---------------------
                                                 Martin H. Elrad, Director

March 9, 1998                                /s/ Thomas M. Forman   *
                                             ------------------------
                                                 Thomas M. Forman, Director

March 9, 1998                                /s/ Janice M. Margheret *
                                             -------------------------
                                                 Janice M. Margheret, Director

* The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to the Powers of Attorney executed by the above-named officers and Directors of the Company and filed with the Securities and Exchange Commission on behalf of such officers and Directors.

By:    /s/ R. Louis Schneeberger                                     March 9, 1998
       ---------------------------------------------
       R. Louis Schneeberger, Attorney-in-Fact