Form 10-Q
period 1998-03-31
OLYMPIC STEEL INC
filed 1998-05-06
CIK 917470

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998
                                                 --------------

(   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                         Commission File Number 0-23320
                                                -------

                               OLYMPIC STEEL, INC.
             (Exact name of registrant as specified in its charter)

           Ohio                                       34-1245650
-------------------------------                   ---------------------
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                   Identification Number)

5096 Richmond Road, Bedford Heights, Ohio                44146
-----------------------------------------              ----------
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

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

                     Class                    Outstanding as of May 4, 1998
         -------------------------------      -----------------------------
         Common stock, without par value               10,692,000


================================================================================




                                    1 of 14

                               OLYMPIC STEEL, INC.
                               INDEX TO FORM 10-Q

                                                                                       PAGE NO.
                                                                                    --------------

PART I.            FINANCIAL INFORMATION

          ITEM 1.  FINANCIAL STATEMENTS

                   Consolidated Balance Sheets - March 31, 1998 and                         3
                     December 31, 1997

                   Consolidated Statements of Income - for the three
                     months ended March 31, 1998 and 1997                                   4

                   Consolidated Statements of Cash Flows - for the three
                     months ended March 31, 1998 and 1997                                   5

                   Notes to Consolidated Financial Statements                             6-7

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS                                   8-13


PART II.           OTHER INFORMATION

          ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                       13

SIGNATURES                                                                                14



                                    2 of 14

Part I.  FINANCIAL INFORMATION

                               Olympic Steel, Inc.
                           Consolidated Balance Sheets

                                 (in thousands)

                                                   March 31,      December 31,
                                                     1998             1997
                                                 -------------    -----------
                                                  (unaudited)

                           Assets

Cash                                               $   3,529       $   1,748
Accounts receivable                                   21,089           6,417
Inventories                                          121,637         132,230
Prepaid expenses and other                             2,052           1,780
                                                   ---------       ---------

   Total current assets                              148,307         142,175
                                                   ---------       ---------

Property and equipment                               131,770         124,292
Accumulated depreciation                             (21,756)        (20,301)
                                                   ---------       ---------

   Net property and equipment                        110,014         103,991
                                                   ---------       ---------

Goodwill                                              13,190          13,278
Investments in joint ventures                          5,935           6,090
                                                   ---------       ---------

   Total assets                                    $ 277,446       $ 265,534
                                                   =========       =========

                        Liabilities

Current portion of long-term debt                  $   3,147       $   3,722
Accounts payable                                      26,209          24,266
Accrued payroll                                        3,077           3,618
Other accrued liabilities                              6,230           5,520
                                                   ---------       ---------

   Total current liabilities                          38,663          37,126
                                                   ---------       ---------

Revolving credit agreement                            52,648          48,809
Term loans                                            24,228          20,148
Industrial revenue bonds                               7,245           7,245
                                                   ---------       ---------

   Total long-term debt                               84,121          76,202
                                                   ---------       ---------

Deferred income taxes                                  6,229           6,032
                                                   ---------       ---------

   Total liabilities                                 129,013         119,360
                                                   ---------       ---------

                    Shareholders' Equity

Preferred stock                                            -               -
Common stock                                         106,319         106,319
Retained earnings                                     42,114          39,855
                                                   ---------       ---------

   Total shareholders' equity                        148,433         146,174
                                                   ---------       ---------

   Total liabilities and shareholders' equity      $ 277,446       $ 265,534
                                                   =========       =========




      The accompanying notes are an integral part of these balance sheets.


                                    3 of 14

                               Olympic Steel, Inc.
                        Consolidated Statements of Income
                      For the Three Months Ended March 31,

                (in thousands, except per share and tonnage data)



                                                              1998             1997
                                                            ---------       ---------
                                                                    (unaudited)
Tons sold

   Direct                                                     289,177         273,337
   Toll                                                        79,139          42,487
                                                            ---------       ---------

                                                              368,316         315,824
                                                            ---------       ---------


Net sales                                                   $ 155,707       $ 149,473

Cost of sales                                                 123,409         118,830
                                                            ---------       ---------

   Gross margin                                                32,298          30,643

Operating expenses

   Warehouse and processing                                     8,761           8,266
   Administrative and general                                   6,931           6,603
   Distribution                                                 4,589           4,485
   Selling                                                      3,605           3,335
   Occupancy                                                    1,126           1,139
   Depreciation and amortization                                1,653           1,289
                                                            ---------       ---------

      Total operating expenses                                 26,665          25,117
                                                            ---------       ---------

      Operating income                                          5,633           5,526

Income (loss) and (start-up costs) from joint ventures           (116)            101
                                                            ---------       ---------

   Income before financing costs and taxes                      5,517           5,627

Interest expense                                                  964             917
Receivable securitization expense                                 909             799
                                                            ---------       ---------

   Income before taxes                                          3,644           3,911

Income taxes                                                    1,385           1,466
                                                            ---------       ---------

      Net income                                            $   2,259       $   2,445
                                                            =========       =========

      Net income per share                                  $    0.21       $    0.23
                                                            =========       =========

      Weighted average shares outstanding                      10,692          10,692
                                                            =========       =========


        The accompanying notes are an integral part of these statements.


                                    4 of 14

                               Olympic Steel, Inc.
                      Consolidated Statements of Cash Flows
                      For the Three Months Ended March 31,

                                 (in thousands)

                                                                     1998           1997
                                                                   --------       --------
                                                                          (unaudited)

Cash flows from operating activities:
   Net income                                                      $  2,259       $  2,445
   Adjustments to reconcile net income to net
      cash from (used for) operating activities-
         Depreciation and amortization                                1,653          1,289
         (Income) loss and start-up costs from joint ventures           116           (101)
         Long-term deferred income taxes                                197            212
                                                                   --------       --------

                                                                      4,225          3,845

Changes in working capital:
   Accounts receivable                                              (14,672)       (11,397)
   Inventories                                                       10,593            442
   Prepaid expenses and other                                          (289)           175
   Accounts payable                                                   1,943          6,218
   Accrued payroll and other accrued liabilities                        169         (1,264)
                                                                   --------       --------

                                                                     (2,256)        (5,826)
                                                                   --------       --------

      Net cash from (used for) operating activities                   1,969         (1,981)
                                                                   --------       --------

Cash flows from investing activities:
   Equipment purchases and deposits                                  (4,135)        (1,456)
   Facility construction and improvements                            (3,157)        (1,437)
   Other capital expenditures, net                                     (240)          (273)
   Investments in joint ventures                                          -         (5,322)
                                                                   --------       --------

      Net cash used for investing activities                         (7,532)        (8,488)
                                                                   --------       --------

Cash flows from financing activities:
   Revolving credit agreement                                         3,839         11,972
   Borrowings (repayments) of term loans and IRB's                    3,505             (3)
                                                                   --------       --------

      Net cash from financing activities                              7,344         11,969
                                                                   --------       --------

Cash:
   Net increase                                                       1,781          1,500
   Beginning balance                                                  1,748          2,018
                                                                   --------       --------
   Ending balance                                                  $  3,529       $  3,518
                                                                   ========       ========




        The accompanying notes are an integral part of these statements.




                                    5 of 14

                               OLYMPIC STEEL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998


The accompanying consolidated financial statements have been prepared from the financial records of Olympic Steel, Inc. (Olympic or the Company) and its wholly-owned subsidiaries, without audit and reflect all adjustments which are, in the opinion of management, necessary to fairly present the results of the interim periods covered by this report. All significant intercompany transactions and balances have been eliminated in consolidation. Investments in the Company's three joint ventures are accounted for under the equity method. Certain amounts in the 1997 consolidated financial statements have been reclassified to conform to the 1998 presentation.

(1)   EARNINGS PER SHARE:

Earnings per share have been calculated based on the weighted average shares outstanding. Basic and diluted earnings per share are the same, as the effect of dilutive outstanding stock options is immaterial.

(2)   ACCOUNTS RECEIVABLE:

As of March 31, 1998, and December 31, 1997, $64 million of receivables were sold under the Company's accounts receivable securitization program. Receivables sold are reflected as a reduction of accounts receivable in the accompanying consolidated balance sheets.

(3)   LONG-TERM DEBT:

Interest rates under the Company's various credit agreements are generally based on prime or LIBOR plus a premium determined quarterly, which varies with the Company's operating performance and financial leverage. Borrowing rates for the first three months of 1998 were prime plus 0% and LIBOR plus 1.0%. Commencing June 1, 1998, the LIBOR premium increases to 1.25%. The majority of the Company's borrowings are based on the LIBOR option. The overall effective interest rate for all debt for each of the three-month periods ended March 31, 1998 and 1997 was 6.8%.


                                    6 of 14

The Company's bank credit agreement includes a secured $17 million term loan component to finance the construction and equipping of a new temper mill facility in Iowa (the Iowa Term Loan). As of March 31, 1998, Iowa Term Loan borrowings outstanding totaled $9.9 million, and associated capitalized interest has totaled $314 thousand through March 31, 1998.

Included in the revolving credit balances on the accompanying consolidated balance sheets are $17.6 million and $5.2 million of checks issued that have not cleared the bank as of March 31, 1998 and December 31, 1997, respectively.


(4)   SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid during the three months ended March 31, 1998 and 1997 totaled $1.2 million and $1.0 million, respectively. Income taxes paid during the March 31, 1998 and 1997 quarters totaled $1.2 million and $1.1 million, respectively.


(5)   IMPACT OF NEW ACCOUNTING STANDARD:

The Financial Accounting Standards Board has issued Statement of Accounting Standards No. 130, "Reporting Comprehensive Income," (SFAS No.130), which requires reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 130 has no impact on Olympic, as the Company's comprehensive income consists of net income only.



                                    7 of 14

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company's results of operations are affected by numerous external factors, such as general economic and political conditions, competition, and steel pricing and availability.

         The Company's 1998 first quarter results include the results of the Company's Southeastern operation (Southeastern), the net assets of which were acquired effective June 1, 1997. Southeastern has historically operated as a metals toll processor, and is located near Atlanta, Georgia.

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

         The Company's financial statements include the results of its three joint ventures: Olympic Continental Resources (OCR), a company formed in January 1997 to buy, sell and trade ferrous and non-ferrous metals and alternate iron products to steel mills and scrap processors; Olympic Laser Processing (OLP), a company formed in April 1997 to process laser welded sheet steel blanks for the automotive industry; and Trumark Steel & Processing (TSP), a company formed in December 1997, to support the flat-rolled steel requirements of the automotive industry as a Minority Business Enterprise. OLP is constructing a new facility and initially equipping it with two laser-welding lines. Production is expected to begin in the second half of 1998. Start-up costs for both OLP and TSP are being expensed as incurred, and are expected to continue through 1998. The Company guarantees portions of outstanding debt under each of the joint venture companies' bank credit facilities. The Company's 45% interest in OCR, 50% interest in OLP and 49% interest in TSP are accounted for under the equity method.


                                    8 of 14

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


RESULTS OF OPERATIONS

         Tons sold increased 16.6% to 368 thousand in the first quarter of 1998 from 316 thousand for the first quarter of 1997. Tons sold in the first quarter of 1998 include 289 thousand from direct sales and 79 thousand from toll processing, compared with 273 thousand direct tons and 43 thousand tolling tons in the comparable period of last year. The increase in tolling tons is attributable to the addition of Southeastern.

         Net sales increased 4.2% to $155.7 million for the first quarter of 1998 from $149.5 million for 1997. Average selling prices declined 10.7% between years, primarily due to an increase in the proportion of tolling sales in 1998. Direct average selling prices declined 2.4%, with the largest decline related to stainless steel products. International sales declined to 1.4% of consolidated net sales in 1998, compared to 4.8% last year, as a result of declining participation in the Mexican market.


                                    9 of 14

         As a percentage of net sales, gross margin increased to 20.7% for the first quarter of 1998 from 20.5% for 1997. The increase reflects the impact of enhanced inventory management, increased tolling sales, and a decrease in international sales.

         On a per ton basis, operating expenses decreased to $72.40 for the first quarter of 1998 from $79.53 for 1997. As a percentage of net sales, operating expenses increased to 17.1% for the first quarter of 1998 from 16.8% for 1997. The increase as a percentage of net sales is primarily due to the impact of lower average selling prices.

         Start-up costs exceeded income from joint ventures by $116 thousand in the first quarter of 1998, compared to joint venture income of $101 thousand in 1997. Prior year joint venture results reflect OCR only. Start-up costs related to OLP and TSP are being expensed as incurred in 1998.

         Financing Costs for the first quarter of 1998 increased to $1.9 million from $1.7 million in the first quarter of 1997. Average borrowings outstanding in the first quarter of 1998 increased primarily as a result of the Southeastern acquisition and borrowings for the construction and equipping of a new 190,000 square foot temper mill facility in Bettendorf, Iowa (the Iowa Facility). The Company's effective bank borrowing rate remained the same at 6.8% for both quarters. The Company's Premium will increase to 1.25% over LIBOR for the three months commencing June 1, 1998.

         Pretax income for the first quarter of 1998 decreased 6.8% to $3.6 million from $3.9 million for 1997. Income taxes approximated 38.0% of pretax income in the first quarter of 1998 compared to 37.5% for 1997. The increase is primarily attributable to the decrease in international sales and an increase in non-deductible expenses.

         Net income for the first quarter of 1998 totaled $2.3 million, or $.21 per share, compared to $2.4 million, or $.23 per share for 1997.



                                    10 of 14

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal capital requirement is to fund its growth, including strategic acquisitions and joint ventures, the purchase and upgrading of processing equipment and services, the construction and upgrading of related facilities, and additional working capital requirements. The Company uses cash generated from operations, long-term debt obligations, proceeds from the Company's accounts receivable securitization program, equity offerings, and leasing transactions to fund these requirements. Historically, the Company has used revolving credit borrowings under its bank credit facility to finance working capital requirements.

         Net cash from operating activities primarily represents net income plus non-cash charges for depreciation, amortization and start-up costs / income from joint ventures, as well as changes in working capital. During the first three months of 1998, $2.0 million of net cash was provided from operating activities, consisting of $4.2 million of cash generated from net income and non-cash charges offset by $2.2 million of cash used for working capital purposes.

         Working capital at March 31, 1998 increased by $4.6 million or 4.4% since December 31, 1997. The increase is primarily attributable to a $14.7 million increase in accounts receivable, offset by a $10.6 million decrease in inventories. The accounts receivable increase is the result of traditionally stronger March sales as compared to December sales. December historically represents the lowest sales period of each year for the Company. The inventory decrease is attributable to enhanced inventory management during 1998.

         As of March 31, 1998, and December 31, 1997, $64 million of eligible receivables were sold under the Company's accounts receivable securitization program. The amount of trade receivables sold by the Company typically changes monthly depending upon the level of defined eligible receivables available for sale at each month end.


                                    11 of 14

         During the first three months of 1998, net cash used for investing activities totaled $7.5 million, primarily consisting of expenditures for the Iowa Facility, which is planned to become operational in the fourth quarter of 1998. The Company also made progress payments on its new tube mill in Cleveland and new cut-to-length line for its Detroit operation which were both installed during the first quarter of 1998. Both of these pieces of equipment are expected to become fully operational in the second quarter of 1998. The Company also commenced a $2.7 million, 35,000 square foot facility expansion and equipment upgrade project at its Southeastern operation in April, 1998. The facility expansion and upgraded cut-to-length line are expected to become operational by the end of 1998.

         Cash flows used from financing activities primarily consists of net borrowings under the Company's revolving credit agreement and the term loan for the Iowa Facility, offset by scheduled payments under other existing long-term agreements.

         As of March 31, 1998, approximately $21.4 million in unused availability existed under the Company's revolving credit and accounts receivable securitization facilities, and $9.9 million was borrowed under the $17 million Iowa term loan. The Company believes that funds available under its revolving credit facility, other credit and financing agreements and funds generated from operations will be sufficient to provide the Company with the liquidity necessary to fund its anticipated working capital requirements and capital expenditure requirements over the next 12 months. Capital requirements are subject to change as business conditions warrant and opportunities arise. In connection with its internal and external expansion strategies, the Company may from time to time seek additional funds to finance other new facilities, acquisitions and significant improvements to processing equipment to respond to customers' demands.



                                    12 of 14

FORWARD-LOOKING INFORMATION

         This document contains various forward-looking statements and information that are based on management's beliefs as well as assumptions made by and information currently available to management. When used in this document, the words "expect," "believe," "anticipate," "plan" and similar expressions are intended to identify forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks, uncertainties and assumptions including, but not limited to, general business and economic conditions; competitive factors such as the availability and pricing of steel and fluctuations in demand, specifically in the automotive market; work stoppages by automotive manufacturers; potential equipment malfunction; equipment installation and facility construction delays, particularly for the Iowa Facility and Southeastern expansion project; and the successes of its joint ventures. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those expected, believed, anticipated or planned. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date hereof.


PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

         Exhibit 27 - Financial Data Schedule


                                    13 of 14

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                              OLYMPIC STEEL, INC.
                                              (Registrant)


Date:    May 5, 1998                          By:
                                                   -------------------------
                                              R. LOUIS SCHNEEBERGER
                                              Chief Financial Officer


                                              By:
                                                   -------------------------
                                              RICHARD T. MARABITO
                                              Treasurer and Corporate Controller
                                              (Principal Accounting Officer)



                                    14 of 14