Form 10-Q
period 1998-06-30
OLYMPIC STEEL INC
filed 1998-08-14
CIK 917470

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

(   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                         Commission File Number 0-23320
                                                -------

                               OLYMPIC STEEL, INC.
             (Exact name of registrant as specified in its charter)

            Ohio                                      34-1245650
-------------------------------                  ----------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                   Identification Number)

  5096 Richmond Road, Bedford Heights, Ohio              44146
  -----------------------------------------              -----
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

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

                  Class                      Outstanding as of August 12, 1998
   --------------------------------------    ---------------------------------
        Common stock, without par value                 10,692,000


================================================================================




                                    1 of 17

                               OLYMPIC STEEL, INC.
                               INDEX TO FORM 10-Q

                                                                                                     PAGE NO.
                                                                                                     --------
PART I.            FINANCIAL INFORMATION

          ITEM 1.  FINANCIAL STATEMENTS

                   Consolidated Balance Sheets - June 30, 1998 and                                       3
                     December 31, 1997

                   Consolidated Statements of Income - for the three and six
                     months ended June 30, 1998 and 1997                                                 4

                   Consolidated Statements of Cash Flows - for the six
                     months ended June 30, 1998 and 1997                                                 5

                   Notes to Consolidated Financial Statements                                           6-8

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS                                                 9-15


PART II.           OTHER INFORMATION

          ITEM 4.  Submission of Matters to a Vote of Security Holders                                  16

          ITEM 6.  Exhibits and Reports on Form 8-K                                                     16

SIGNATURES                                                                                              17



                                    2 of 17

Part I.  FINANCIAL INFORMATION

                               Olympic Steel, Inc.
                           Consolidated Balance Sheets

                                 (in thousands)

                                                        June 30,          December 31,
                                                          1998                1997
                                                      ------------        ------------

                                                      (unaudited)

                           Assets

Cash                                                   $   4,117           $   1,748
Accounts receivable                                       13,197               6,417
Inventories                                              130,918             132,230
Prepaid expenses and other                                 1,863               1,780
                                                       ---------           ---------
   Total current assets                                  150,095             142,175
                                                       ---------           ---------
Property and equipment                                   138,544             124,292
Accumulated depreciation                                 (23,109)            (20,301)
                                                       ---------           ---------
   Net property and equipment                            115,435             103,991
                                                       ---------           ---------
Goodwill                                                  13,210              13,278
Investments in joint ventures                              5,808               6,090
                                                       ---------           ---------
   Total assets                                        $ 284,548           $ 265,534
                                                       =========           =========

                        Liabilities

Current portion of long-term debt                      $   3,147           $   3,722
Accounts payable                                          25,260              24,266
Accrued payroll                                            3,946               3,618
Other accrued liabilities                                  5,720               5,520
                                                       ---------           ---------
   Total current liabilities                              38,073              37,126
                                                       ---------           ---------

Revolving credit agreement                                55,087              48,809
Term loans                                                27,306              20,148
Industrial revenue bonds                                   7,140               7,245
                                                       ---------           ---------
   Total long-term debt                                   89,533              76,202
                                                       ---------           ---------
Deferred income taxes                                      6,468               6,032
                                                       ---------           ---------
   Total liabilities                                     134,074             119,360
                                                       ---------           ---------

                    Shareholders' Equity

Preferred stock                                                -                   -
Common stock                                             106,319             106,319
Retained earnings                                         44,155              39,855
                                                       ---------           ---------
   Total shareholders' equity                            150,474             146,174
                                                       ---------           ---------
   Total liabilities and shareholders' equity          $ 284,548           $ 265,534
                                                       =========           =========




      The accompanying notes are an integral part of these balance sheets.




                                    3 of 17

                  Olympic Steel, Inc.
           Consolidated Statements of Income

   (in thousands, except per share and tonnage data)


                                                                  Three Months Ended                    Six Months Ended
                                                                       June 30,                              June 30,
                                                            -----------------------------          -----------------------------
                                                               1998                1997               1998                1997
                                                            ---------           ---------          ---------           ---------
                                                                                        (unaudited)
Tons sold

   Direct                                                     283,025             291,097            572,202             564,434
   Toll                                                        80,524              47,665            159,663              90,152
                                                            ---------           ---------          ---------           ---------

                                                              363,549             338,762            731,865             654,586
                                                            =========           =========          =========           =========

Net sales                                                   $ 152,254           $ 157,595          $ 307,961           $ 307,068

Cost of sales                                                 120,245             125,203            243,654             244,033
                                                            ---------           ---------          ---------           ---------

   Gross margin                                                32,009              32,392             64,307              63,035

Operating expenses

   Warehouse and processing                                     8,748               8,588             17,509              16,854
   Administrative and general                                   6,939               6,671             13,870              13,274
   Distribution                                                 4,629               4,783              9,218               9,268
   Selling                                                      3,703               3,614              7,308               6,949
   Occupancy                                                    1,035               1,043              2,161               2,182
   Depreciation and amortization                                1,701               1,466              3,354               2,755
                                                            ---------           ---------          ---------           ---------

      Total operating expenses                                 26,755              26,165             53,420              51,282
                                                            ---------           ---------          ---------           ---------

      Operating income                                          5,254               6,227             10,887              11,753

Income (loss) and (start-up costs) from joint ventures            (89)                 62               (205)                163
                                                            ---------           ---------          ---------           ---------

   Income before financing costs and taxes                      5,165               6,289             10,682              11,916

Interest expense                                                  813                 981              1,777               1,898
Receivable securitization expense                               1,060               1,004              1,969               1,803
                                                            ---------           ---------          ---------           ---------

   Income before taxes                                          3,292               4,304              6,936               8,215

Income taxes                                                    1,251               1,615              2,636               3,081
                                                            ---------           ---------          ---------           ---------

      Net income                                            $   2,041           $   2,689          $   4,300           $   5,134
                                                            =========           =========          =========           =========

      Net income per share                                  $    0.19           $    0.25          $    0.40           $    0.48
                                                            =========           =========          =========           =========

      Weighted average shares outstanding                      10,692              10,692             10,692              10,692
                                                            =========           =========          =========           =========



The accompanying notes are an integral part of these statements.


                                    4 of 17

                               Olympic Steel, Inc.
                      Consolidated Statements of Cash Flows
                        For the Six Months Ended June 30,

                                 (in thousands)

                                                                           1998               1997
                                                                         --------           --------
                                                                                (unaudited)

Cash flows from operating activities:
   Net income                                                            $  4,300           $  5,134
   Adjustments to reconcile net income to net
      cash from (used for) operating activities-
         Depreciation and amortization                                      3,354              2,755
         (Income) loss and start-up costs from joint ventures                 205               (163)
         Long-term deferred income taxes                                      436                550
                                                                         --------           --------
                                                                            8,295              8,276

Changes in working capital:
   Accounts receivable                                                     (6,780)            (7,020)
   Inventories                                                              1,393             (6,462)
   Prepaid expenses and other                                                 191                 66
   Accounts payable                                                           994              7,632
   Accrued payroll and other accrued liabilities                              251               (978)
                                                                         --------           --------
                                                                           (3,951)            (6,762)
                                                                         --------           --------
      Net cash from operating activities                                    4,344              1,514
                                                                         --------           --------

Cash flows from investing activities:
   Acquisition of JNT (net of working capital of $113)                       (755)                 -
   Acquisition of Southeastern (net of working capital of $422)                 -            (13,734)
   Equipment purchases and deposits                                        (6,968)            (4,130)
   Facility construction and improvements                                  (6,458)            (1,979)
   Other capital expenditures, net                                           (550)              (548)
   Investments in joint ventures                                                -             (6,091)
                                                                         --------           --------
      Net cash used for investing activities                              (14,731)           (26,482)
                                                                         --------           --------

Cash flows from financing activities:
   Revolving credit agreement                                               6,278             17,010
   Term loans and IRB's                                                     6,478              6,940
                                                                         --------           --------
      Net cash from financing activities                                   12,756             23,950
                                                                         --------           --------

Cash:
   Net change                                                               2,369             (1,018)
   Beginning balance                                                        1,748              2,018
                                                                         --------           --------
   Ending balance                                                        $  4,117           $  1,000
                                                                         ========           ========


        The accompanying notes are an integral part of these statements.



                                    5 of 17

                               OLYMPIC STEEL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998


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

(1)   EARNINGS PER SHARE:

Earnings per share have been calculated based on the weighted average shares outstanding. Basic and diluted earnings per share are the same, as outstanding stock options were not dilutive.

(2)   ACQUISITION:

Effective June 26, 1998, the Company acquired certain assets and assumed certain liabilities of JNT Precision Machining, Inc. (JNT), a machining center located in McConnellsburg, Pennsylvania, which operates lathes, machine centers, drills and saws.

The preliminary cash purchase price, which is subject to post-closing adjustments and includes a loan to the sellers, totaled $755 thousand. The acquisition has been accounted for as a purchase and, accordingly, assets and liabilities are reflected at estimated fair values. The preliminary purchase price allocation resulted in goodwill of $108 thousand.

The JNT operation will initially operate from its current facility in McConnellsburg, until a new facility is constructed in nearby Chambersburg, Pennsylvania. Olympic plans to initially spend approximately $6.8 million to construct an 80,000 square foot facility to house the existing JNT operation and additional plate processing equipment. The new facility is projected to be operational in the second quarter of 1999.


                                    6 of 17

(3)   ACCOUNTS RECEIVABLE:

As of June 30, 1998, and December 31, 1997, $62 million and $64 million, respectively, of receivables were sold under the Company's accounts receivable securitization program. Receivables sold are reflected as a reduction of accounts receivable in the accompanying consolidated balance sheets.

(4)   LONG -TERM DEBT:

Interest rates under the Company's various credit agreements are generally based on prime or LIBOR plus a premium determined quarterly (each March 1, June 1, September 1, and December 1), which varies with the Company's operating performance and financial leverage. Borrowing rates for the first five months of 1998 were prime plus 0% and LIBOR plus 1.0%. Since June 1, 1998, the LIBOR premium has been 1.25%. The majority of the Company's borrowings are based on the LIBOR option. The overall effective interest rate for all debt for the three and six month periods ended June 30, 1998 amounted to 7.0% and 6.9%, respectively, compared to 6.7% and 6.8%, for the respective periods in 1997.

The Company's bank credit agreement includes a secured $17 million term loan component to finance the construction and equipping of a new temper mill facility in Iowa (the Iowa Term Loan). As of June 30, 1998, Iowa Term Loan borrowings outstanding totaled $13.3 million, and cumulative capitalized interest has totaled $560 thousand.

Included in the revolving credit balances on the accompanying consolidated balance sheets are $25.1 million and $5.2 million of checks issued that have not cleared the bank as of June 30, 1998 and December 31, 1997, respectively.

(5)   SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid during the six months ended June 30, 1998 and 1997 totaled $2.3 million and $1.9 million, respectively. Interest paid includes $403 thousand in 1998, and $157 thousand in 1997, which was capitalized relating to the Company's Iowa temper mill facility project. Income taxes paid during the first half of 1998 and 1997 totaled $3.1 million and $3.2 million, respectively.


                                    7 of 17

(6)   IMPACT OF NEW ACCOUNTING STANDARD:

The Financial Accounting Standards Board has issued Statement of Accounting Standards No. 130, "Reporting Comprehensive Income," (SFAS No.130), which requires reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 130 has no impact on Olympic, as the Company's comprehensive income consists of net income only.



                                    8 of 17

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company's results of operations are affected by numerous external factors, such as general economic and political conditions, competition, steel pricing and availability, and work stoppages by automotive manufacturers.

         The Company's 1998 first half results include the results of the Company's Southeastern operation (Southeastern), the net assets of which were acquired effective June 1, 1997. Southeastern has historically operated as a metals toll processor, and is located near Atlanta, Georgia. Additionally, effective June 26, 1998, the Company's consolidated balance sheet reflects the acquired net assets of JNT Precision Machining, Inc. (JNT), a machining center located in McConnellsburg, Pennsylvania. JNT's results of operations will be included in the Company's results commencing in the third quarter of 1998.

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

         The Company's financial statements include the results of its three joint ventures: Olympic Continental Resources (OCR), a company formed in January 1997 to buy, sell and trade ferrous and non-ferrous metals and alternate iron products to steel mills and scrap processors; Olympic Laser Processing (OLP), a company formed in April 1997 to process laser welded sheet steel blanks for the automotive industry; and Trumark Steel & Processing (TSP), a company formed in December 1997, to support the flat-rolled steel requirements of the automotive industry as a Minority Business Enterprise (MBE). Over 13% of OCR's first half 1998 revenues and 22% of its June 30, 1998 accounts receivable are from one of the Company's joint venture partners, Atlas Iron Processors, Inc. (Atlas) or affiliates of Atlas. OLP has constructed a new facility and is initially equipping it with two laser-welding lines. Production is expected to begin in the second half of 1998. TSP's start-up has been slower than expected, as TSP continues to await certification as an MBE from the Michigan Minority Business Development Council.


                                    9 of 17

         Start-up costs for both OLP and TSP are being expensed as incurred, and are expected to continue through the second half of 1998. The Company guarantees portions of outstanding debt under the joint venture companies' bank credit facilities. The Company's 45% interest in OCR, 50% interest in OLP and 49% interest in TSP are accounted for under the equity method.

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

         Approximately 345 of the Company's hourly plant personnel at the Minneapolis and Lafayette Steel facilities are represented by four separate collective bargaining units. The two collective bargaining agreements at Lafayette expired on June 30, 1998, and were extended to July 31, 1998. Lafayette personnel are currently working without an agreement. However, a tentative agreement between the Company and the bargaining committee has been signed and is scheduled for a ratification vote by the employees represented by the bargaining committee on August 23, 1998. The agreements covering personnel at the Minneapolis coil and plate processing facilities expire on September 30, 1998 and March 31, 1999, respectively. The Company has never experienced a work stoppage and believes that its relationship with its employees is good. However, any prolonged disruption in business arising from work stoppages by Company personnel represented by collective bargaining units could have a material adverse effect on the Company's results of operations.

         Because the Company conducts its operations generally on the basis of short-term orders, backlog is not a meaningful indicator of future performance.



                                    10 of 17

RESULTS OF OPERATIONS

         Tons sold increased 7.3% to 364 thousand in the second quarter of 1998 from 339 thousand for the second quarter of 1997, and 11.8% in the first half of 1998 to 732 thousand from 655 thousand in the first half of 1997. Tons sold in the second quarter of 1998 include 283 thousand from direct sales and 81 thousand from toll processing, compared with 291 thousand direct tons and 48 thousand tolling tons in the comparable period of last year. Tons sold in the first half of 1998 include 572 thousand from direct sales and 160 thousand from toll processing, compared to 565 thousand direct tons and 90 thousand tolling tons in the comparable periods of 1997. The increase in tolling tons is due to the addition of Southeastern offsetting a reduction attributable to the impact of the General Motors (GM) strike (the Strike). The decrease in second quarter direct tons is primarily attributable to the impact of the Strike and a decrease in international sales to Mexico.

         Net sales decreased 3.4% to $152.3 million for the second quarter of 1998 from $157.6 million for 1997. For the first half, net sales increased 0.3% to $308 million from $307.1 million in the prior year period. Average selling prices declined 10% and 10.3% for the three and six month periods, respectively, primarily due to an increase in the proportion of tolling sales in 1998 and declines in direct average selling prices of 1.5% for the second quarter and 1.8% for the first half. The largest decline in direct selling prices related to stainless steel products. International sales declined $9.1 million in the first half of 1998, as a result of declining participation in the Mexican market, which is expected to continue in the second half of 1998.

         The Company's sales to GM decreased by $4.7 million in the first half of 1998 compared to the same period of 1997, due to the impact of the Strike, as well as a continued decline in the Company's participation with GM. The Company's sales to suppliers of GM also declined in the second quarter due to the Strike. Approximately 22% of the Company's first half 1998 total sales were made to customers in the automotive industry, and the Company estimates that approximately 40% of its automotive-related sales are made to GM or its suppliers. The Company's third quarter 1998 sales and earnings results will also be adversely impacted by the Strike, as it is expected that GM's return to production will be staged slowly through August. The Company projects that its sales volume to GM and its suppliers will return to pre-Strike levels in September 1998.

         As a percentage of net sales, gross margin increased to 21% for the second quarter of 1998 from 20.6% for 1997, and to 20.9% for the first six months of 1998 from 20.5% in 1997. The increases reflect the impact of enhanced margins from the Company's non-automotive sales, an increased proportion of tolling sales, and a decrease in international sales.


                                    11 of 17

         On a per ton basis, operating expenses decreased to $73.59 for the second quarter of 1998 from $77.24 for 1997, and $72.99 for the first half of 1998 from $78.34 in 1997. As a percentage of net sales, operating expenses increased to 17.6% for the second quarter of 1998 from 16.6% for 1997, and to 17.3% for the first six months of 1998 from 16.7% in 1997. The increases as a percentage of net sales are primarily due to an increased proportion of tolling sales, lower average selling prices, and start-up costs. Start-up costs included in operating expenses in the first half of 1998 relating to the $26 million temper mill and plate processing facility under construction in Bettendorf, Iowa (the Iowa Facility) and installation, training and down-time related to the new tube mill in Cleveland totaled $677 thousand compared to $126 thousand in 1997 for the Iowa Facility. Start-up costs for the Iowa Facility are expected to increase during the second half of 1998 until the facility becomes operational in the fourth quarter.

         The Company also continues to spend increasing amounts on information technology, including systems programming and expenditures for Year 2000 compliance. The Company expects its software, application and equipment processing systems will be Year 2000 compliant in the first half of 1999.

         Joint venture start-up costs exceeded income by $89 thousand in the second quarter and $205 thousand in the first half of 1998. In 1997, joint venture income totaled $62 thousand and $163 thousand for the second quarter and first half, respectively. Prior year joint venture results reflect OCR only. Start-up costs related to OLP and TSP are being expensed as incurred in 1998.
As of June 30, 1998, OCR's net receivable from Atlas and affiliates totaled
$5.7 million, a 19% increase from December 31, 1997.

         Financing Costs for the second quarter of 1998 decreased to $1.9 million from $2.0 million in 1997, and totaled $3.7 million in both the first halves of 1998 and 1997. Average borrowings outstanding in the first half of 1998 totaled $72 million (which include $10.1 of average borrowings for the construction and equipping of the Iowa Facility), compared to $64.5 million in 1997. Interest costs associated with the Iowa Facility are being capitalized. The Company's effective bank borrowing rate for the second quarter of 1998 was 7.0% compared to 6.7 % in 1997, and 6.9% in the first half of 1998 compared to 6.8% in 1997. The Company's Premium increased to 1.25% on June 1, 1998, and will continue to be 1.25% through December 1, 1998.

         Pretax income for the second quarter of 1998 decreased 23.5% to $3.3 million from $4.3 million for 1997. For the first six months of 1998, pretax income decreased 15.6% to $6.9 million from $8.2 million in 1997. Income taxes approximated 38.0% of pretax income in the 1998 periods compared to 37.5% in the 1997 periods. The increase in the income tax percentage is primarily attributable to the decrease in international sales and an increase in non-deductible expenses.


                                    12 of 17

         Net income for the second quarter of 1998 totaled $2.0 million, or $.19 per share, compared to $2.7 million, or $.25 per share for 1997. For the first six months of 1998, net income totaled $4.3 million, or $.40 per share, compared to $5.1 million, or $.48 per share in 1997.


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

         Net cash from operating activities primarily represents net income plus non-cash charges for depreciation, amortization and start-up costs / income from joint ventures, as well as changes in working capital. During the first six months of 1998, $4.3 million of net cash was provided from operating activities, consisting of $8.3 million of cash generated from net income and non-cash charges offset by $4 million of cash used for working capital purposes.

         Working capital at June 30, 1998 increased by $7 million or 6.6% since December 31, 1997. The increase is primarily attributable to a $6.8 million increase in accounts receivable, a $2.4 million increase in cash and includes $113 thousand of net working capital acquired from JNT, partially offset by a $1.4 million decrease in inventory and a $1 million increase in accounts payable. The accounts receivable increase is the result of traditionally weaker December sales as compared to other quarter-end months.

         As of June 30, 1998, and December 31, 1997, $62 million and $64 million, respectively, of eligible receivables were sold under the Company's accounts receivable securitization program. The amount of trade receivables sold by the Company typically changes monthly depending upon the level of defined eligible receivables available for sale at each month end.


                                    13 of 17

         Net cash used for investing activities in the first half of 1998 totaled $14.7 million, primarily consisting of expenditures for the Iowa Facility, which is planned to become operational in the fourth quarter of 1998. The Company also made payments on its new tube mill in Cleveland and new cut-to-length line in Detroit, which were both installed during the first quarter of 1998. The cut-to-length line became fully operational in the second quarter of 1998, while the new tube mill is operational but continues to experience start-up delays. The Company now expects the new tube mill to be operating at full capacity in the fourth quarter of 1998. The Company also commenced a $2.7 million, 35,000 square foot facility expansion and equipment upgrade project at its Southeastern operation in April, 1998. The facility expansion and upgraded cut-to-length line are expected to become operational by the end of 1998.

         Cash flows used from financing activities primarily consists of net borrowings under the Company's revolving credit agreement and term loan draws for the Iowa Facility, offset by scheduled payments under other existing long-term debt agreements.

         As of June 30, 1998, approximately $20.9 million in unused availability existed under the Company's revolving credit and accounts receivable securitization facilities, and $3.7 million was available under the $17 million Iowa term loan. The Company believes that funds available under its revolving credit facility, other credit and financing agreements and funds generated from operations will be sufficient to provide the Company with the liquidity necessary to fund its anticipated working capital requirements and capital expenditure requirements over the next 12 months. Capital requirements are subject to change as business conditions warrant and opportunities arise. In connection with its internal and external expansion strategies, the Company may from time to time seek additional funds to finance other new facilities, acquisitions and significant improvements to processing equipment to respond to customers' demands.



                                    14 of 17

FORWARD-LOOKING INFORMATION

         This document contains various forward-looking statements and information that are based on management's beliefs as well as assumptions made by and information currently available to management. When used in this document, the words "believe," "estimate," "expect," "plan," "project," and similar expressions are intended to identify forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks, uncertainties and assumptions including, but not limited to, general business and economic conditions; competitive factors such as the availability and pricing of steel and fluctuations in demand, specifically in the automotive market; work stoppages by Company personnel or automotive manufacturers; potential equipment malfunction; equipment installation and facility construction delays, particularly for the Iowa Facility, the new tube mill, and the JNT and Southeastern expansion projects; the impact of the Year 2000 problem; successes of the Company's joint ventures; and the continued successes of its joint venture partners, who are also significant customers of the joint ventures. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those estimated, expected, planned or projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date hereof.



                                    15 of 17

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The Company's annual meeting of shareholders was held on April 22, 1998.

         (b) At the annual meeting, the Company's shareholders elected R. Louis Schneeberger, Suren A. Hovsepian and Martin H. Elrad as Directors for a two-year term, which expires at the annual meeting of shareholders in 2000. The term of office of Michael D. Siegal, David A. Wolfort, Thomas
         M. Forman and Janice M. Margheret, as Directors, continued after the 1998 meeting; such term expires at the annual shareholders meeting in 1999.

         (c) At the annual meeting, the Company's shareholders ratified the appointment of Arthur Andersen, LLP as auditors of the Company for 1998. The holders of 9,581,990 shares of Common Stock voted to ratify the appointment, the holders of 9,985 shares voted against the ratification, and the holders of 18,102 shares abstained.

         The following tabulation represents voting for the Directors:

                                             For            Withheld Authority
                                        --------------      ------------------
           R. Louis Schneeberger          9,362,586               247,483
           Suren A. Hovsepian             9,359,125               250,944
           Martin H. Elrad                9,396,375               213,694



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         Exhibit 27 - Financial Data Schedule


                                    16 of 17

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                           OLYMPIC STEEL, INC.
                                           (Registrant)


Date:    August 12, 1998                   By:   /s/ R. LOUIS SCHNEEBERGER
                                                --------------------------
                                           R. LOUIS SCHNEEBERGER
                                           Chief Financial Officer


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