Form 10-Q
period 1998-09-30
OLYMPIC STEEL INC
filed 1998-11-12
CIK 917470

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998
                                               ------------------

(   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                         Commission File Number 0-23320
                                                -------

                               OLYMPIC STEEL, INC.
             (Exact name of registrant as specified in its charter)

          Ohio                                         34-1245650
------------------------------                    ----------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                    Identification Number)

 5096 Richmond Road, Bedford Heights, Ohio               44146
------------------------------------------            -----------
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

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

                Class                    Outstanding as of November 10, 1998
    -------------------------------      -----------------------------------
    Common stock, without par value                  10,692,000


================================================================================



                                    1 of 18

                               OLYMPIC STEEL, INC.
                               INDEX TO FORM 10-Q

                                                                                                    PAGE NO.
                                                                                                 -------------

PART I.            FINANCIAL INFORMATION

          ITEM 1.  FINANCIAL STATEMENTS

                   Consolidated Balance Sheets - September 30, 1998 and                                  3
                     December 31, 1997

                   Consolidated Statements of Income - for the three and nine
                     months ended September 30, 1998 and 1997                                            4

                   Consolidated Statements of Cash Flows - for the nine
                     months ended September 30, 1998 and 1997                                            5

                   Notes to Consolidated Financial Statements                                            6-9

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS                                                  10-16


PART II.           OTHER INFORMATION

          ITEM 5.  Other Information                                                                    17

          ITEM 6.  Exhibits and Reports on Form 8-K                                                     17

SIGNATURES                                                                                              18


                                    2 of 18

PART I.  FINANCIAL INFORMATION

                               OLYMPIC STEEL, INC.
                           CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                 SEPTEMBER 30,    DECEMBER 31,
                                                     1998            1997
                                                 -------------    ------------

                                                  (unaudited)

                           Assets

Cash                                               $     919       $   1,748
Accounts receivable                                   15,304           6,417
Inventories                                          141,650         132,230
Prepaid expenses and other                             1,863           1,780
                                                   ---------       ---------
   Total current assets                              159,736         142,175
                                                   ---------       ---------
Property and equipment                               143,315         124,292
Accumulated depreciation                             (24,534)        (20,301)
                                                   ---------       ---------
   Net property and equipment                        118,781         103,991
                                                   ---------       ---------
Goodwill                                              13,121          13,278
Investments in joint ventures                          5,716           6,090
                                                   ---------       ---------
   Total assets                                    $ 297,354       $ 265,534
                                                   =========       =========

                        Liabilities

Current portion of long-term debt                  $   3,147       $   3,722
Accounts payable                                      26,848          24,266
Accrued payroll                                        4,003           3,618
Other accrued liabilities                              4,784           5,520
                                                   ---------       ---------
   Total current liabilities                          38,782          37,126
                                                   ---------       ---------
Revolving credit agreement                            64,553          48,809
Term loans                                            29,384          20,148
Industrial revenue bonds                               7,140           7,245
                                                   ---------       ---------
   Total long-term debt                              101,077          76,202
                                                   ---------       ---------
Deferred income taxes                                  7,320           6,032
                                                   ---------       ---------
   Total liabilities                                 147,179         119,360
                                                   ---------       ---------

                    Shareholders' Equity

Preferred stock                                            -               -
Common stock                                         106,319         106,319
Retained earnings                                     43,856          39,855
                                                   ---------       ---------
   Total shareholders' equity                        150,175         146,174
                                                   ---------       ---------
   Total liabilities and shareholders' equity      $ 297,354       $ 265,534
                                                   =========       =========




      The accompanying notes are an integral part of these balance sheets.


                                    3 of 18

                               OLYMPIC STEEL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                (IN THOUSANDS, EXCEPT PER SHARE AND TONNAGE DATA)


                                                                 THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                 SEPTEMBER 30,
                                                            -------------------------       -------------------------
                                                               1998            1997           1998             1997
                                                            ---------       ---------       ---------       ---------

                                                                                   (unaudited)
Tons sold

   Direct                                                     244,365         265,752         816,567         830,186
   Toll                                                        51,236          59,284         172,175         149,436
                                                            ---------       ---------       ---------       ---------

                                                              295,601         325,036         988,742         979,622
                                                            ---------       ---------       ---------       ---------


Net sales                                                   $ 132,035       $ 145,223       $ 439,996       $ 452,291

Cost of sales                                                 104,208         115,078         347,862         359,111
                                                            ---------       ---------       ---------       ---------

   Gross margin                                                27,827          30,145          92,134          93,180

Operating expenses

   Warehouse and processing                                     9,221           8,032          26,730          24,886
   Administrative and general                                   6,496           6,868          20,366          20,142
   Distribution                                                 4,295           4,306          13,513          13,574
   Selling                                                      3,522           3,327          10,830          10,276
   Occupancy                                                    1,035             920           3,196           3,102
   Depreciation and amortization                                1,761           1,598           5,115           4,353
                                                            ---------       ---------       ---------       ---------

      Total operating expenses                                 26,330          25,051          79,750          76,333
                                                            ---------       ---------       ---------       ---------

      Operating income                                          1,497           5,094          12,384          16,847

Start-up costs in excess of income from joint ventures            (46)           (173)           (251)            (10)
                                                            ---------       ---------       ---------       ---------

   Income before financing costs and taxes                      1,451           4,921          12,133          16,837

Interest expense                                                1,030           1,247           2,807           3,145
Receivable securitization expense                                 903             930           2,872           2,733
                                                            ---------       ---------       ---------       ---------

   Income (loss) before taxes                                    (482)          2,744           6,454          10,959

Income taxes                                                     (183)          1,029           2,453           4,110
                                                            ---------       ---------       ---------       ---------

      Net income (loss)                                     $    (299)      $   1,715       $   4,001       $   6,849
                                                            =========       =========       =========       =========

      Net income (loss) per share                           $   (0.03)      $    0.16       $    0.37       $    0.64
                                                            =========       =========       =========       =========

      Weighted average shares outstanding                      10,692          10,692          10,692          10,692
                                                            =========       =========       =========       =========


        The accompanying notes are an integral part of these statements.



                                    4 of 18

                               OLYMPIC STEEL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,

                                 (IN THOUSANDS)

                                                                       1998           1997
                                                                     --------       --------
                                                                           (unaudited)

Cash flows from operating activities:
   Net income                                                        $  4,001       $  6,849
   Adjustments to reconcile net income to net
      cash from (used for) operating activities-
         Depreciation and amortization                                  5,115          4,353
         Loss on sale of fixed assets                                     370              -
         Loss from joint ventures                                         251             10
         Long-term deferred income taxes                                1,288          1,069
                                                                     --------       --------
                                                                       11,025         12,281

Changes in working capital:
   Accounts receivable                                                 (8,887)       (10,584)
   Inventories                                                         (9,339)           608
   Prepaid expenses and other                                             176           (567)
   Accounts payable                                                     2,582         (1,359)
   Accrued payroll and other accrued liabilities                         (628)           138
                                                                     --------       --------
                                                                      (16,096)       (11,764)
                                                                     --------       --------
      Net cash from (used for) operating activities                    (5,071)           517
                                                                     --------       --------

Cash flows from investing activities:
   Acquisition of JNT (net of working capital of $113)                   (755)             -
   Acquisition of Southeastern (net of working capital of $422)             -        (13,689)
   Equipment purchases and deposits, net                              (10,317)        (8,481)
   Facility construction and improvements                              (7,329)        (2,571)
   Other capital expenditures, net                                     (1,657)          (764)
   Investments in joint ventures                                            -         (6,075)
                                                                     --------       --------
      Net cash used for investing activities                          (20,058)       (31,580)
                                                                     --------       --------

Cash flows from financing activities:
   Revolving credit agreement                                          15,744         22,359
   Term loans and IRB'S                                                 8,556          9,074
                                                                     --------       --------
      Net cash from financing activities                               24,300         31,433
                                                                     --------       --------

Cash:
   Net change                                                            (829)           370
   Beginning balance                                                    1,748          2,018
                                                                     --------       --------
   Ending balance                                                    $    919       $  2,388
                                                                     ========       ========


        The accompanying notes are an integral part of these statements.



                                    5 of 18

                               OLYMPIC STEEL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998


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


(1)   TOLLING TONS SOLD ADJUSTMENT:

Tons invoiced for storage services provided by the Company's Southeastern operation had been reported in tolling tons sold from November 1997 through June 1998. To conform the 1998 and 1997 presentations, 39 thousand storage tons previously included in tolling tons sold during the first half of 1998 have been removed. The adjustment had no impact on net sales or net earnings for any periods presented.


(2)   EARNINGS PER SHARE:

Earnings per share have been calculated based on the weighted average shares outstanding. Basic and diluted earnings per share are the same, as outstanding stock options were not dilutive.


(3)   ACQUISITION:

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



                                    6 of 18

The JNT operation is operating from its current facility in McConnellsburg, until a new facility is constructed in nearby Chambersburg, Pennsylvania. Olympic plans to initially spend approximately $6.8 million to construct an 80,000 square foot facility to house the existing JNT operation and additional plate processing equipment. The new facility is projected to be operational in the third quarter of 1999.


(4)   ACCOUNTS RECEIVABLE:

As of September 30, 1998, and December 31, 1997, $54 million and $64 million, respectively, of receivables were sold under the Company's accounts receivable securitization program. Receivables sold are reflected as a reduction of accounts receivable in the accompanying consolidated balance sheets.


(5)   LONG-TERM DEBT:

Interest rates under the Company's various credit agreements are generally based on prime or LIBOR plus a premium determined quarterly (each March 1, June 1, September 1, and December 1), which varies with the Company's operating performance and financial leverage. Borrowing rates for the first five months of 1998 were prime plus 0% and LIBOR plus 1.0%. Since June 1, 1998, the LIBOR premium has been 1.25%. The majority of the Company's borrowings are based on the LIBOR option. The overall effective interest rate for all debt for the three and nine month periods ended September 30, 1998 amounted to 7.0% and 6.9%, respectively, compared to 6.9% and 6.8%, for the respective periods in 1997.

The Company's bank credit agreement includes a secured $17 million term loan component to finance the construction and equipping of a new temper mill facility in Iowa (the Iowa Term Loan). As of September 30, 1998, Iowa Term Loan borrowings outstanding totaled $15.7 million, and cumulative capitalized interest has totaled $865 thousand.

The Company's various debt agreements contain certain quarterly profitability and financial leverage requirements. The Company believes that it may not achieve a required yearend minimum interest coverage ratio, and has requested and expects to obtain, based upon discussions with its banks, a waiver of this covenant.



                                    7 of 18

Included in the revolving credit balances on the accompanying consolidated balance sheets are $18.3 million and $5.2 million of checks issued that have not cleared the bank as of September 30, 1998 and December 31, 1997, respectively.


(6)   JOINT VENTURES:

The Company's financial statements include the results of its three joint ventures: Olympic Continental Resources (OCR), Olympic Laser Processing (OLP), and Trumark Steel & Processing (TSP). The Company's 45% interest in OCR, 50% interest in OLP and 49% interest in TSP are accounted for under the equity method. Start-up costs for both OLP and TSP are being expensed as incurred, and are expected to continue through the remainder of 1998.

The Company guarantees portions of outstanding debt under all three of the joint venture companies' bank credit facilities. As of September 30, 1998, Olympic guaranteed 50% of OCR's $12.3 million of outstanding debt on a joint and several basis, and 50% of OLP's $15.2 million and 49% of TSP's $2.2 million of outstanding debt on a several basis.

OCR generates a significant portion of its revenue from one of its joint venture partners, Atlas Iron Processors, Inc. (Atlas) or affiliates of Atlas. As a result, OCR maintains significant receivable balances with Atlas. The Company believes that Atlas is experiencing financial difficulties. If the financial condition and operations of Atlas continue to deteriorate, OCR's operating results will be adversely affected. OCR's receivable from Atlas totaled approximately $6 million and $4.8 million at September 30, 1998, and December 31, 1997, respectively, which represented 25% and 24% of OCR's total accounts receivable balances at the respective dates. The OLP and TSP ventures are still in startup and do not have significant receivables from joint venture partners.


(7)   SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid during the nine months ended September 30, 1998 and 1997 totaled $3.6 million and $3.2 million, respectively. Interest paid includes $742 thousand in 1998, and $157 thousand in 1997, which has been capitalized, primarily relating to the Company's Iowa temper mill facility project. Income taxes paid during the first nine months of 1998 and 1997 totaled $3.2 million and $3.4 million, respectively.



                                    8 of 18

(8)   IMPACT OF NEW ACCOUNTING STANDARD:

The Financial Accounting Standards Board has issued Statement of Accounting Standards No. 130, "Reporting Comprehensive Income," (SFAS No.130), which requires reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 130 has no impact on Olympic, as the Company's comprehensive income consists of net income only. In addition, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," and SFAS No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits" have been issued and are effective for yearend 1998. These statements also will not have an impact on the Company, as Olympic does not operate in different market segments, and has no postretirement benefit plans.










                                    9 of 18

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
OVERVIEW

         The Company's results of operations are affected by numerous external factors, such as general economic and political conditions, competition, steel pricing and availability, and work stoppages by automotive manufacturers.

         The Company's 1998 results include the results of the Company's Southeastern operation (Southeastern), the net assets of which were acquired effective June 1, 1997. Southeastern has historically operated as a metals toll processor, and is located near Atlanta, Georgia. Additionally, effective June 26, 1998, the Company's consolidated balance sheet reflects the acquired net assets of JNT Precision Machining, Inc. (JNT), a machining center located in McConnellsburg, Pennsylvania. JNT's results of operations are included in the Company's results commencing in the third quarter of 1998.

         Olympic sells a broad range of products, many of which have different gross margins. Products that have more value-added processing generally have a greater gross margin. Accordingly, the Company's overall gross margin is affected by product mix and the amount of processing performed, as well as volatility in selling prices and material purchase costs. The Company performs toll processing of customer-owned steel, the majority of which is performed by its Lafayette Steel and Southeastern operations. Toll processing generally results in lower selling prices and gross margin dollars per ton but higher gross margin percentages than the Company's direct sales.

         The Company's financial statements include the results of its three joint ventures: Olympic Continental Resources (OCR), a company formed in January 1997 to buy, sell and trade ferrous and non-ferrous metals and alternate iron products to steel mills and scrap processors; Olympic Laser Processing (OLP), a company formed in April 1997 to process laser welded sheet steel blanks for the automotive industry; and Trumark Steel & Processing (TSP), a company formed in December 1997, to support the flat-rolled steel requirements of the automotive industry as a Minority Business Enterprise (MBE). The Company's 45% interest in OCR, 50% interest in OLP and 49% interest in TSP are accounted for under the equity method. The Company guarantees portions of outstanding debt under all three of the joint venture companies' bank credit facilities. As of September 30, 1998, Olympic guaranteed 50% of OCR's $12.3 million of outstanding debt on a joint and several basis, and 50% of OLP's $15.2 million and 49% of TSP's $2.2 million of outstanding debt on a several basis. OCR generates a significant portion of its revenue from one of its joint venture partners, Atlas Iron Processors, Inc. (Atlas) or affiliates of Atlas. As a result, OCR maintains significant receivable balances with Atlas. The Company believes that Atlas is



                                    10 of 18
experiencing financial difficulties. If the financial condition and operations of Atlas continue to deteriorate, OCR's operating results will be adversely affected. OCR's receivable from Atlas totaled approximately $6 million and $4.8 million at September 30, 1998, and December 31, 1997, respectively, which represented 25% and 24% of OCR's total accounts receivable balances at the respective dates. The OLP and TSP ventures are still in startup and do not have significant receivables from joint venture partners.

         OLP has constructed a new facility and is initially equipping it with two laser-welding lines. Prototyping has begun on OLP's first welding line and full production is expected to begin on both lines in the beginning of 1999. TSP's start-up has been slower than expected, as TSP continues to await certification as an MBE from the Michigan Minority Business Development Council. Start-up costs for both OLP and TSP are being expensed as incurred, and are expected to continue through the remainder of 1998.

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

         Four separate collective bargaining units represent approximately 310 of the Company's hourly plant personnel at its Minneapolis and Lafayette Steel facilities. In September 1998, the two collective bargaining agreements at Lafayette were renewed to July 2001 and July 2002, respectively, and the agreement covering personnel at the Minneapolis coil facility was renewed to September 30, 2002. The Minneapolis plate processing facility agreement expires on March 31, 1999. The Company has never experienced a work stoppage and believes that its relationship with its employees is good.

         Because the Company conducts its operations generally on the basis of short-term orders, backlog is not a meaningful indicator of future performance.



                                    11 of 18

RESULTS OF OPERATIONS

         Tons sold decreased 9.1% to 296 thousand in the third quarter of 1998 from 325 thousand for the third quarter of 1997, and increased .9% in the first nine months of 1998 to 989 thousand from 980 thousand in 1997. Tons sold in the third quarter of 1998 include 245 thousand from direct sales and 51 thousand from toll processing, compared with 266 thousand direct tons and 59 thousand tolling tons in the comparable period of last year. Tons sold in the first nine months of 1998 include 817 thousand from direct sales and 172 thousand from toll processing, compared to 830 thousand direct tons and 150 thousand tolling tons in the comparable periods of 1997. The increase in tolling tons for the first nine months is due to the addition of Southeastern, offset by a reduction at Lafayette attributable to the impact of the General Motors (GM) strike (the Strike). The decrease in direct tons is primarily attributable to the impact of the Strike and a decrease in international sales to Mexico.

         Net sales decreased 9.1% to $132 million for the third quarter of 1998 from $145.2 million for 1997. For the first nine months, net sales decreased 2.7% to $440 million from $452.3 million in the prior year period. Average selling prices remained constant for the three month periods, but declined 3.6% for the nine month periods, primarily due to an increase in the nine month proportion of tolling sales in 1998 and declines in direct average selling prices of 0.7% for the third quarter and 1.5% for the first nine months. International sales declined $11.8 million in the first nine months of 1998, as a result of declining participation in the Mexican market.

         The Company's sales to GM decreased by $6.6 million, or 45% in the first nine months of 1998 compared to the same period of 1997, due to the impact of the Strike, as well as a continued decline in the Company's participation with GM. The Company's sales to suppliers of GM also declined in the third quarter due to the Strike. Approximately 20% of the Company's 1998 year-to-date total sales were made to customers in the automotive industry, and the Company estimates that approximately 40% of its automotive-related sales are made to GM or its suppliers. The Company believes that the Strike adversely impacted its third quarter 1998 earnings results by approximately $.08 per share. The Company's shipping levels to GM and its suppliers have not yet returned to pre-Strike levels.

         As a percentage of net sales, gross margin increased to 21.1% for the third quarter of 1998 from 20.8% for 1997, and to 20.9% for the first nine months of 1998 from 20.6% in 1997. The increases reflect the impact of enhanced margins from the Company's non-automotive sales and a decrease in international sales.

         As a percentage of net sales, operating expenses increased to 19.9% for the third quarter of 1998 from 17.3% for 1997, and to 18.1% for the first nine months of 1998 from 16.9% in



                                    12 of 18

1997. The increases are primarily due to lower third quarter sales volume; lower average selling prices; start-up costs; and a non-recurring charge of $370 thousand, or $.02 per share, included in third quarter 1998 warehouse and processing expense, related to the disposition of replaced processing equipment. Start-up costs included in operating expenses for the first nine months of 1998 totaled $1.5 million compared to $253 thousand in 1997. These costs relate to the $26 million temper mill and plate processing facility under construction in Bettendorf, Iowa (the Iowa Facility) and the new tube mill in Cleveland. Start-up costs for the Iowa Facility are expected to continue in the fourth quarter of 1998.

         Joint venture start-up costs exceeded income by $46 thousand in the third quarter and $251 thousand in the first nine months of 1998, and by $173 thousand and $10 thousand, respectively, for the comparable periods of 1997. Prior year joint venture results reflect OCR and OLP only. Start-up costs related to OLP and TSP are being expensed as incurred, and totaled $217 thousand in the third quarter of 1998. Third quarter start-up costs from joint ventures combined with those included in operating expenses for the Iowa and tube mill projects totaled approximately $1.2 million, or $.07 per share in 1998, compared to $420 thousand or $.02 per share in 1997.

         Financing Costs decreased to $1.9 million for the third quarter of 1998 from $2.2 million in 1997, and to $5.7 million for the first nine months of 1998 from $5.9 million in 1997. Average borrowings outstanding in the first nine months of 1998 totaled $75.8 million (which include $11.6 million of average borrowings for the construction and equipping of the Iowa Facility), compared to $70.4 million in 1997. Interest costs associated with the Iowa Facility are being capitalized. The Company's effective bank borrowing rate for the third quarter of 1998 was 7.0% compared to 6.9% in 1997, and 6.9% in the first nine months of 1998 compared to 6.8% in 1997. The Company's Premium increased to 1.25% on June 1, 1998, and will continue to be 1.25% through February 28, 1999.

         Pretax loss for the third quarter of 1998 was $482 thousand compared to pretax income of $2.7 million for 1997. For the first nine months of 1998, pretax income decreased 41.1% to $6.5 million from $11 million in 1997. Income taxes approximated 38.0% of pretax income in the 1998 periods compared to 37.5% in the 1997 periods. The increase in the income tax percentage is primarily attributable to the decrease in international sales and an increase in non-deductible expenses.

         Net loss for the third quarter of 1998 totaled $299 thousand, or $.03 per share, compared to net income of $1.7 million, or $.16 per share for 1997. For the first nine months of 1998, net income totaled $4 million, or $.37 per share, compared to $6.8 million, or $.64 per share in 1997.


                                    13 of 18

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

         Net cash from operating activities primarily represents net income plus non-cash charges for depreciation, amortization and start-up costs / income from joint ventures, as well as changes in working capital. During the first nine months of 1998, $5.1 million of net cash was used for operating activities, consisting of $11 million of cash generated from net income and non-cash charges offset by $16.1 million of cash used for working capital purposes.

         Working capital at September 30, 1998 increased by $15.9 million or 15.1% since December 31, 1997. The increase is primarily attributable to a $9.4 million increase in inventory and an $8.9 million increase in accounts receivable, partially offset by a $2.6 million increase in accounts payable. The accounts receivable increase is the result of traditionally weaker December sales as compared to other quarter-end months, while the inventory increase primarily relates to increased purchases of imported steel and lower third quarter 1998 sales volume.

         As of September 30, 1998, and December 31, 1997, $54 million and $64 million, respectively, of eligible receivables were sold under the Company's accounts receivable securitization program. The amount of trade receivables sold by the Company typically changes monthly depending upon the level of defined eligible receivables available for sale each month end.

         Net cash used for investing activities in the first nine months of 1998 totaled $20.1 million, primarily consisting of expenditures for the Iowa Facility, which is planned to become operational in the fourth quarter of 1998. The Company also made payments on its new tube mill in Cleveland and new cut-to-length line in Detroit, which were both installed during the first quarter of 1998. The cut-to-length line became fully operational in the second quarter of 1998. The tube mill is operational, but is not expected to be at rated capacity until the end of 1998. The Company has also substantially completed a $2.7 million, 35,000 square foot facility expansion and equipment upgrade project at its Southeastern operation, which is also expected to become operational by the end of 1998.


                                    14 of 18

         JNT is operating from its current facility in McConnellsburg until it is relocated to a new 80,000 square foot facility being constructed in nearby Chambersburg, Pennsylvania. Olympic plans to spend approximately $6.8 million to construct the facility, relocate existing machining equipment, and purchase new plate processing equipment. The new facility is projected to be operational in the third quarter of 1999. The Company expects to finance the Chambersburg project with the proceeds from industrial revenue bonds.

         Cash flows used from financing activities primarily consists of net borrowings under the Company's revolving credit agreement and term loan draws for the Iowa Facility, offset by scheduled payments under other existing long-term debt agreements.

         As of September 30, 1998, approximately $19.4 million in unused availability existed under the Company's revolving credit and accounts receivable securitization facilities, and $1.3 million was available under the $17 million Iowa term loan. The Company believes that it may not achieve a required yearend minimum interest coverage ratio, and has requested and expects to obtain, based upon discussions with its banks, a waiver of this covenant. The Company believes that funds available under its revolving credit facility, other credit and financing agreements and funds generated from operations will be sufficient to provide the Company with the liquidity necessary to fund its anticipated working capital requirements and capital expenditure requirements over the next 12 months. Capital requirements are subject to change as business conditions warrant and opportunities arise. In connection with its internal and external expansion strategies, the Company may from time to time seek additional funds to finance other new facilities, acquisitions and significant improvements to processing equipment to respond to customers' demands.


YEAR 2000 COMPLIANCE

         The Company continues to invest in information technology, including systems assessments, software, programming and testing for Year 2000 (Y2K) compliance. The Company expects its information systems and steel processing systems to be Year 2000 compliant by the end of the first half of 1999, at a total projected cost of approximately $1 million. Most of the Company's information systems hardware and software is currently compliant, and all is expected to be compliant and tested by the end of the first half of 1999. Systems assessment, remediation, and testing is being performed by the Company's IT employees, whose costs are being included in operating expenses as incurred. The Company has also purchased two computers to perform parallel testing specifically for Y2K compliance.


                                    15 of 18

         All plant systems and steel processing equipment are currently being evaluated for compliance by an outside consultant. The consultant has evaluated three of the Company's processing facilities to date and discovered no significant Y2K issues. Evaluation of the remaining processing facilities is expected to be completed by the end of 1998.

         The Company has also contacted all of its vendors, including providers of communications systems services, in an attempt to ascertain the readiness of each to be Year 2000 compliant. Testing of vendor and other third party assertions in critical areas is expected to be completed by the end of the first half of 1999. However, the Company can not assure that its third-party business partners and service providers will be sufficiently compliant by the end of 1999.

         The Company currently does not have a formalized Y2K contingency plan, but expects to develop one by the end of the first half of 1999 after the results of compliance testing have been evaluated.


FORWARD-LOOKING INFORMATION

         This document contains various forward-looking statements and information that are based on management's beliefs as well as assumptions made by and information currently available to management. When used in this document, the words "believe," "estimate," "expect," "intend," "plan," "project," and similar expressions are intended to identify forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks, uncertainties and assumptions including, but not limited to, general business and economic conditions; competitive factors such as the availability and pricing of steel and fluctuations in demand, specifically in the automotive market; work stoppages by Company personnel or automotive manufacturers; potential equipment malfunction; equipment installation and facility construction delays, particularly for the Iowa Facility, the new tube mill, and the JNT and Southeastern expansion projects; the impact of the Year 2000 problem, especially as it relates to third-party business partners and service providers; the ability to obtain a yearend loan covenant waiver from the Company's banks; and successes of the Company's joint ventures and the continued successes of its joint venture partners, who are also significant customers of the joint ventures. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those estimated, expected, planned or projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date hereof.


                                    16 of 18

PART II.  OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

On November 10, 1998, the Company appointed Betsy S. Atkins to its board of directors to fill the vacancy created by the resignation of Janice M. Margheret.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 27 - Financial Data Schedule







                                    17 of 18

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                     OLYMPIC STEEL, INC.
(Registrant)


Date:  November 11, 1998             By:  /s/ R. Louis Schneeberger
                                          --------------------------------------
                                          R. LOUIS SCHNEEBERGER
                                          Chief Financial Officer


                                     By:  /s/ Richard T. Marabito
                                          --------------------------------------
                                          RICHARD T. MARABITO
                                          Treasurer and Corporate Controller
                                          (Principal Accounting Officer)



                                    18 of 18