Form 10-K
period 1998-12-31
OLYMPIC STEEL INC
filed 1999-03-19
CIK 917470

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

 ( X ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For The Year Ended December 31, 1998
                                         -----------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

As of March 5, 1999, the aggregate market value of voting stock held by nonaffiliates of the registrant based on the closing price at which such stock was sold on The NASDAQ Stock Market on such date approximated $68,833,000. The number of shares of Common Stock outstanding as of March 5, 1999 was 10,692,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

Registrant intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days of the close of its fiscal year ended December 31, 1998, portions of which document shall be deemed to be incorporated by reference in Part I and Part III of this Annual Report on Form 10-K from the date such document is filed.

================================================================================

                                     PART I

ITEM 1.  BUSINESS

THE COMPANY

         The Company is a leading North American steel service center that processes and distributes flat-rolled carbon, stainless and tubular steel products from 14 facilities in eight midwestern and eastern states. The Company is constructing its fifteenth facility in Chambersburg, Pennsylvania and has also invested in two joint ventures with facilities located in Michigan. The Company operates as an intermediary between steel producers and manufacturers that require processed steel for their operations. The Company purchases flat-rolled steel typically from steel producers and responds to its customers' needs by processing steel to customer specifications and by providing critical inventory and just-in-time delivery services. Such services reduce customers' inventory levels, as well as save time, labor and expense for customers, thereby reducing their overall production costs. The Company's services include both traditional service center processes of cutting-to-length, slitting, shearing and roll forming and higher value-added processes of blanking, tempering, plate burning, and precision machining of steel parts.

         The Company is organized into regional operations with domestic processing and distribution facilities in Connecticut, Georgia, Pennsylvania, Ohio, Michigan, Illinois, Iowa, and Minnesota, servicing a diverse base of over 3,300 active customers located throughout the midwestern, eastern and southern United States. Its international sales office is located in Pittsburgh, Pennsylvania and services customers primarily in Mexico and Puerto Rico.

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

CORPORATE HISTORY

         The Company was founded in 1954 by the Siegal family as a general steel service center. Michael Siegal (CEO), the son of one of the founders, began working at the Company in the early 1970's and became President and CEO at the end of 1983. In an effort to broaden the management base for future expansion, David Wolfort (COO) was hired as general manager at the end of 1983, and Louis Schneeberger (CFO) joined the Company as chief financial officer in 1987.

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

         In recognition of these industry dynamics, the Company has focused its business strategy on achieving profitable growth through the acquisition of service centers, processors, and related businesses, the formation of joint ventures, and investments in higher value-added processing equipment and services, while continuing its commitment to expanding and improving its sales force and information systems. In addition, the Company plans to expand into new domestic and international markets, increase sales to existing customers, aggressively pursue new customers, and supply its larger customers on a national account basis. Olympic believes its depth of management, strategically located facilities, advanced information systems, reputation for quality and customer service, extensive and experienced sales force and supplier relationships provide a strong foundation for implementation of its strategy. Key elements of the Company's strategy are set forth below.

          ACQUISITIONS. It is the Company's strategy to continue to make selective acquisitions of profitable or turnaround steel service centers, processors and related businesses. Since 1987, the Company has made five major acquisitions of other steel service centers or processors:

                  Effective June 1, 1997, the Company acquired Southeastern Metal Processing, Inc. and Southeastern Transshipping Realty (Southeastern) for approximately $13.7 million. Southeastern, which historically operated as a metals toll processor and storage operation, is located near Atlanta, Georgia. The acquisition provides the Company with a physical presence in the southeastern market, which initially supported its sales office in Greenville, South Carolina. In 1999, the Company closed its Greenville office after consolidating its southern sales function into its Georgia operation. In 1998, the Company completed a $2.7 million, 35,000 square foot facility expansion and cut-to-length line upgrade project. After the expansion, Southeastern has five major pieces of processing equipment and a 240,000 square foot facility, which allows the Company to now service its southern customers with an expanded product and processing base on a just-in-time delivery basis.

                  In January 1995, the Company completed the acquisition of Lafayette Steel for approximately $52.3 million. The acquisition provided the Company an entry to the automotive industry. Lafayette Steel is a Detroit-based service center and toll processor primarily serving Michigan, Illinois, Indiana and Ohio. Lafayette Steel's 10 major pieces of processing equipment, including six presses, have enabled the Company to broaden its value-added processes by offering first stage blanking to its existing and prospective customers. Since the acquisition, Olympic has made significant operational and personnel changes, including establishing a new management team. In 1997, the Company completed a 71,000 square foot expansion of its warehouse, which now houses a new cut-to-length line. The new line replaced three decoilers acquired in the acquisition. In addition, the Company has determined to dispose of several other non-productive pieces of equipment in 1999. These changes are expected to improve productivity and reduce expenses.

                  Eastern Steel & Metal Company ("Eastern Steel") had ceased operations prior to its purchase by the Company in June 1990. The acquisition provided the Company with access to the eastern market, as well as Eastern Steel's processing equipment and its distribution facility that included seven major pieces of processing equipment. In addition, the acquisition provided the Company's Philadelphia operation with processing support. Olympic has supported the operation by purchasing and upgrading its processing equipment, disposing of unproductive equipment, adding new plate processing equipment in 1999, and providing working capital.

                    In January 1990, Olympic purchased Juster Steel, Inc., a profitable steel service center in Minneapolis, Minnesota, to expand into the upper midwest and farmbelt states. One of the former owners and executive officers is now the regional vice president of the Company's Minneapolis and Iowa operations. The Company has added sales and other personnel and invested capital to purchase and upgrade major processing equipment and facilities, including the new temper mill and plate processing facility in Bettendorf, Iowa,and the Minneapolis plate processing facility completed in 1995. Since 1997, the Company has purchased a cut-to-length line and additional plate processing equipment in Minneapolis, and a slitter in Iowa, which brings its total to 30 major pieces of processing equipment in the midstates region.

                   In 1987, the Company acquired Viking Steel Company ("Viking Steel"), located in Chicago. Prior to the acquisition, Viking Steel's sales had decreased significantly for several years. The acquisition broadened the Company's geographic coverage through expansion into the Chicago market, the largest steel consuming market in the United States, and extended its product line into stainless steel. Olympic replaced the original management team, purchased a new cut-to-length line, purchased a second facility in Schaumburg, Illinois during 1992, and has added two pieces of plate processing equipment to the Schaumburg facility since 1996.

         In June 1998, the Company made a strategic acquisition of JNT Precision Machining (JNT), a machining center located in McConnellsburg, Pennsylvania. JNT allows the Company to provide additional value added services to its existing and prospective customers that continue to outsource. Additionally, the processes performed by JNT augment the Company's plate processing currently performed at its Philadelphia operation. JNT operates lathes, machining centers, drills and saws from its current facility until it is relocated to a new 87,000 square foot facility being constructed in nearby Chambersburg, Pennsylvania. The Company plans to spend approximately $7 million to construct the facility, relocate existing machining equipment, and purchase new plate processing equipment. The new facility is projected to be operational by the end of the third quarter of 1999.

         The Company's strategy is to continue to expand geographically by making acquisitions, with a particular focus on the central and southern United States.

         INVESTMENTS IN JOINT VENTURES. In 1997, the Company diversified its selling and processing capabilities by entering into three joint venture relationships:

         In January 1997, the Company invested $4 million for its 45% interest in Olympic Continental Resources (OCR), a joint venture with Atlas Iron Processors, Inc. (Atlas) and OCR's Chief Executive Officer. OCR buys, sells and trades ferrous and non-ferrous metals and alternate iron products to steel mills and scrap processors. OCR generates a significant portion of its revenue from Atlas or affiliates of Atlas. As a result, OCR maintains significant receivable balances with Atlas. OCR's receivables from Atlas totaled approximately $6.2 million at December 31, 1998, which represented 31% of OCR's total accounts receivable. The Company believes that OCR's receivable from Atlas is uncollectible, and therefore wrote-down its entire $4.7 million investment in OCR in the fourth quarter of 1998.

         In April 1997, the Company formed Olympic Laser Processing (OLP), a 50% joint venture with the U.S. Steel Group of USX Corporation. OLP constructed a new facility in Michigan and has initially equipped it with two laser-welding lines. During 1998, OLP began prototyping and limited production of laser-welded sheet steel blanks for the automotive industry. Demand for laser-welded parts is rapidly expanding due to benefits of reduced auto body weight. The Company expects that both welding lines will be operating at full capacity in 2000 as new weld-part contracts for model year 2000 autos are awarded during 1999. OLP obtained its QS-9000 quality certification in 1998.

         In December 1997, the Company invested $147 thousand for its 49% interest in Trumark Steel & Processing (TSP), a joint venture formed in Michigan with Michael J. Guthrie and Carlton L. Guthrie (the Guthries). The Guthries are also the executive officers of Trumark Inc., a privately held supplier of metal stamped assemblies to the automotive industry located in Michigan. TSP was formed to support the flat-rolled steel requirements of the automotive industry as a Minority Business Enterprise (MBE). TSP obtained certification as an MBE from the Michigan Minority Business Development Council in December 1998, and anticipates operating at full capacity in the second quarter of 1999. During the fourth quarter of 1998, TSP obtained its QS-9000 quality certification, and in January 1999, obtained a significant contract from a first-tier automotive stamper.

         INVESTMENT IN VALUE-ADDED PROCESSING EQUIPMENT. An integral part of the Company's growth has been the purchase of major processing equipment and construction of facilities. Olympic will continue to invest to support its growth through the addition of major equipment for its existing facilities. The Company's philosophy is that equipment purchases should be driven by customer demand. When the results of sales and marketing efforts indicate that there is sufficient customer demand for a particular product or service, the Company will purchase the equipment to satisfy that demand. In addition, the Company is constantly evaluating existing equipment to ensure that it remains productive. This includes upgrading or replacing equipment wherever necessary.

         In 1987, the Company constructed a facility to house its first major piece of processing equipment, a heavy gauge, cut-to-length line. The Company now has approximately 82 major pieces of processing equipment. Certain equipment was purchased directly from equipment manufacturers while the balance was acquired in the Company's acquisitions of other steel service centers and related businesses.

         In response to customer demands for higher tolerances and flatness specifications, in 1996 the Company began operating a customized four-high 1/2" by 72" temper mill and heavy gauge cut-to-length line, housed in a 127,000 square foot building constructed on property adjoining the Company's Cleveland facilities. It is one of only few of its kind in the United States and incorporates state-of-the-art technology and unique design specifications. The equipment permits the Company to process steel to a more uniform thickness and flatness, upgrades the quality and consistency of certain of the Company's products, and enables the Company to produce tempered sheet or coil to customer specifications in smaller quantities than is available from other sources. By offering customers greater flexibility with respect to order size, the Company believes it has captured additional market share. The new facility and equipment, which was constructed at a cost of $18.1 million, has increased the Company's annual processing capacity by more than 120,000 tons.

         Customer response to this equipment has been so strong, especially by agricultural equipment manufacturers and plate fabricators located in the central states region, that the Company has constructed and equipped a new, 190,000 square foot temper mill, sheet processing, and plate burning facility in Bettendorf, Iowa. The Iowa facility became operational in the fourth quarter of 1998 at a cost of approximately $26.4 million.

         Over the past three years, the Company has significantly expanded its plate processing capacity. In 1995, the Company constructed a $7.4 million, 112,200 square foot facility in Minneapolis which houses laser, plasma and oxygen burning tables and shot blasting equipment. Response to the Minneapolis plate burning capabilities has exceeded expectations, leading the Company to purchase additional plasma and laser burning tables for its Minneapolis and Iowa facilities. Two other plate burning tables have been added in Chicago and one in Philadelphia since 1996. A new plasma burning table is currently being installed in Connecticut. Finally, the Company is in the process of constructing an 87,000 square foot facility in Chambersburg, Pennsylvania to house existing machining equipment as well as new plate processing equipment. These investments in plate processing equipment have allowed the Company to further increase its higher value-added processing services. The Company believes it is among the largest processors and distributors of steel plate in the United States.

         In addition to the plate burning and temper mill investments described above, since 1997 the Company has also invested in a new tube mill and end finishing equipment in Cleveland, a new cut-to-length line in Detroit, a cut-to-length line for Minneapolis, and a slitter for Iowa. During 1998 the Company also upgraded a cut-to-length line in Georgia. As part of its strategy to evaluate and upgrade or replace non-productive equipment, the new line in Detroit replaced three older decoilers, which were sold, and the new tube mill replaced three older mills, which were also sold.

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

         SALES AND MARKETING. The Company believes that its commitment to quality, service and just-in-time delivery has enabled it to build and maintain strong customer relationships, while expanding its geographic growth through the continued upgrading and addition of sales personnel. The Company believes it has among the largest and most experienced sales force in the industry which is a significant competitive advantage. The Company's sales force has grown to approximately 140 from 80 at the beginning of 1994. The efforts of these individuals translate into approximately 300 direct daily sales calls to customers in virtually all states in the continental United States. The continuous interaction between the Company's sales force and active and prospective customers provides the Company with valuable market information and sales opportunities, including opportunities for outsourcing and increased sales.

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

          DEPTH OF MANAGEMENT. The Company attributes a portion of its success to the depth of its management. In addition to the three principal executive officers, the Company's management team includes two regional vice presidents and twelve general managers, its Directors of Investor Relations, Taxes & Risk Management, MIS, Materials Management, Human Resources, and Logistics, and its Treasurer - Corporate Controller. Members of the management team have a diversity of backgrounds within the steel industry, including management positions at steel producers and other steel service centers. They average 20 years of experience in the steel industry and 8 years with the Company. This depth of management allows the Company to pursue and implement its growth strategy.

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

         Customer orders are entered into computerized order entry systems, and appropriate inventory is then selected and scheduled for processing in accordance with the customer's specified delivery date. The Company attempts to maximize yield by combining customer orders for processing each purchased coil or plate to the fullest extent practicable.

         The Company's services include both traditional service center processes of cutting-to-length, slitting, shearing and roll forming and higher value-added processes of blanking, tempering, plate burning, and machining to process steel to specified lengths, widths and shapes pursuant to specific customer orders. Cutting-to-length involves cutting steel along the width of the coil. Slitting involves cutting steel to specified widths along the length of the coil. Shearing is the process of cutting sheet steel, while roll forming is the process in which flat rolled coils are formed into tubing and welded. Blanking cuts the steel into specific shapes with close tolerances. Tempering improves the uniformity of the thickness and flatness of the steel through a cold rolling process. Plate burning is the process of cutting steel into specific shapes and sizes. The Company's machining activities include drilling, bending, milling, tapping, boring and sawing.

         The following table sets forth the major pieces of processing equipment used by geographic location.

                   (a)        (b)                    (b)                                            (b)
  Processing     Cleveland   Chicago    Detroit   Minneapolis   Iowa     South    Connecticut   Philadelphia  Total
  ----------     ---------   -------    -------   -----------   -----    -----    -----------   ------------  -----
Cutting-to-length        3          1         2            4        1         3             3           --       17
Blanking                --         --         6           --       --        --            --            1        7
Tempering                1         --        --           --        1        --            --           --        2
Plate Processing         2          2        --           10        4        --             2            3       23
Slitting                --         --         2            2        1         2             2           --        9
Shearing (c)             3          1        --            6       --        --            --           --       10
Roll forming             2         --        --           --       --        --            --           --        2
Machining               --         --        --           --       --        --            --           11       11
Shot blasting           --         --        --            1       --        --            --           --        1
                 ----------  ---------  --------  -----------   ------  --------  ------------  -----------  -------
   Total                11          4        10           23        7         5             7           15       82
                 ----------  ---------  --------  -----------   ------  --------  ------------  -----------  -------

(a) Consists of four facilities.
(b) Consists of two facilities.
(c) Shearing for Cleveland includes two new recut lines added at the Tubing facility in 1998.

         The Company's quality control system establishes controls and procedures covering all aspects of its products from the time the material is ordered through receipt, processing and shipment to the customer. These controls and procedures encompass periodic supplier audits, inspection criteria, traceability and certification. From time to time, the Company has undergone quality audits by certain of its customers and has met all requirements of those customers. In addition, the Philadelphia and Minneapolis operations are both ISO 9002 certified, while certain of the Company's other operations are currently seeking to obtain the ISO certification. Lafayette Steel is one of only a few domestic service centers to earn Ford's Q1 quality rating, and is also QS-9000 certified. The TSP and OLP joint ventures also obtained QS-9000 certification in 1998. The Company has a quality testing lab adjacent to its temper mill facility in Cleveland.

CUSTOMERS AND DISTRIBUTION

         The Company processes steel for sale to over 3,300 domestic and foreign customers. The Company has a diversified customer and geographic base, which reduces the cyclicality of its business. The top 20 customers accounted for less than 20% of net sales in both 1998 and 1997. In addition, the Company's largest customer accounted for less than 3% and 4% of net sales in 1998 and 1997, respectively. Major domestic customers include manufacturers and fabricators of transportation and material handling equipment, automobiles, construction and farm machinery, storage tanks, environmental equipment, appliances, food service and electrical equipment, as well as general and plate fabricators, and steel service centers. Sales to the three largest U.S. automobile manufacturers and their suppliers, made principally by the Company's Lafayette Steel operation, and sales to other steel service centers, accounted for approximately 20% and 11%, respectively, of the Company's net sales in 1998, and 23% and 12% of net sales in 1997.

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

         The Company processes its steel to specific customer orders as well as for stock. Many of the Company's customers commit to purchase on a regular basis with the customer notifying the Company of specific release dates as the processed products are required. Customers typically notify the Company of release dates anywhere from a just-in-time basis up to three weeks before the release date. Therefore, the Company is required to carry sufficient inventory of raw materials to meet the short lead time and just-in-time delivery requirements of its customers.


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

          The Company purchases flat-rolled steel for processing at regular intervals from a number of domestic and foreign producers of primary steel, including LTV Corporation, U.S. Steel Corporation, National Steel Corporation, Bethlehem Steel, Nucor Corporation, North Star BHP Steel, AK Steel, Ipsco, and Citisteel. The Company believes that its relationships with its suppliers are good. The Company has no long-term commitments with any of its suppliers.


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


MANAGEMENT INFORMATION SYSTEMS

         Information systems are a critical component of Olympic's growth strategy. The Company has invested, and will continue to invest, in the advanced technologies and human resources required in this area. The Company believes that its information systems provide it with a significant competitive advantage over smaller competitors with less resources than Olympic. The Company's information systems focus on the following core application areas:

         INVENTORY MANAGEMENT. The Company's information systems track the status of inventories in all locations on a daily basis. This real-time information is essential in allowing the Company to closely monitor its inventory and to continue to improve its inventory turns.

         DIFFERENTIATED SERVICES TO CUSTOMERS. The Company's information systems allow it to provide value-added services to customers, including quality control monitoring and reporting, just-in-time inventory management and shipping services and EDI communications.

         ADVANCED CUSTOMER INTERACTION. The Company is actively pursuing opportunities to streamline the cost and time associated with customer and supplier communications, including direct links from Olympic to key customer information systems and access to information through the Internet.

         INTERNAL COMMUNICATIONS. The Company believes that its ability to quickly and efficiently share information across its operations is critical to the Company's success. The Company continues to invest in various communications and workgroup technologies which enables employees to remain effective and responsive as the Company grows.

         YEAR 2000 COMPLIANCE. The Company has established processes to evaluate and manage the risks and costs associated with ensuring its software and application systems will properly recognize and process the year 2000 and beyond. Refer to the Management Discussion & Analysis section of this document for a complete Y2K disclosure.


EMPLOYEES

          At December 31, 1998, the Company employed 1,079 people. Approximately 300 of the Company's hourly plant personnel at the Minneapolis and Lafayette Steel facilities are represented by four separate collective bargaining units. In September 1998, the two collective bargaining agreements at Lafayette were renewed to July 2001 and July 2002, respectively, and the agreement covering personnel at the Minneapolis coil facility was renewed to September 30, 2002. The agreement covering the Minneapolis plate processing facility personnel expires March 31, 1999. The Company has never experienced a work stoppage and believes that its relationship with its employees is good.

          In 1999, the Company changed its senior management compensation program to better align such compensation with shareholder and corporate objectives.


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

         Sales of the Company's products for use in the automotive industry accounted for approximately 20% and 23% of the Company's net sales in 1998 and 1997, respectively. Such sales include sales directly to automotive manufacturers and to manufacturers of automotive components and parts. The automotive industry experiences significant fluctuations in demand based on numerous factors such as general economic conditions and consumer confidence. The automotive industry is also subject, from time to time, to labor problems. Any prolonged disruption in business arising from work stoppages by automotive manufacturers or by steel manufacturers could have a material adverse effect on the Company's results of operations.

         The volatility in steel pricing and sales to automotive customers described above adversely impacted the Company in 1998. During 1998, global financial crises led to unrestrained, massive imports of steel into the United States. These imports resulted in excess domestic steel supply even though the demand for steel remained strong. When combined with a 50-day General Motors
(GM) strike that commenced in June 1998, excess domestic supply peaked, resulting in significant steel price declines in the second half of 1998. The Company's Lafayette operation in Detroit was significantly impacted by the GM strike in terms of sales volume and profitability, while all of the Company's operations were impacted by lower steel pricing.

FORWARD-LOOKING INFORMATION

         This document contains various forward-looking statements and information that are based on management's beliefs as well as assumptions made by and information currently available to management. When used in this document, the words "expect," "believe," "estimated," "project," "plan" and similar expressions are intended to identify forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks, uncertainties and assumptions including, but not limited to, those identified above; potential equipment malfunction; equipment installation and facility construction delays especially as related to the Iowa and Chambersburg projects; the adequacy of computer system investments and the impact of Year 2000 issues; the successes of joint ventures; and the availability of acquisition opportunities. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those expected, believed, estimated, projected or planned. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date hereof.

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

          Lafayette            Detroit, Michigan      256,000       Coil processing, distribution center           Owned
                                                                    and offices

          South                Winder, Georgia        240,000       Coil processing, distribution center           Owned
                                                                    and offices

          Iowa                 Bettendorf, Iowa       190,000       Coil and plate processing,                     Owned
                                                                    distribution center and offices

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

          Philadelphia         Lester, Pennsylvania    92,500       Plate  processing, distribution center         Leased
                                                                    and offices

          JNT                  McConnellsburg,         12,000       Machining and distribution center              Leased
                               Pennsylvania (3)
--------------------


(1)       The Bedford Heights facilities are all adjacent properties.

(2) This facility is leased from a related party pursuant to the terms of a triple net lease for $195,300 per year. The lease expires in June 2000, subject to two ten-year renewal options.

(3) An 87,000 square foot machining and plate processing facility is under construction in Chambersburg, Pennsylvania. When complete, the equipment in McConnellsburg will be relocated here.

          The Company's international sales office is located in Pittsburgh, Pennsylvania. All of the properties listed in the table as owned are subject to mortgages securing industrial revenue bonds, taxable rate notes, term loans and the Company's credit agreement. Management believes that the Company will be able to accommodate its capacity needs for the immediate future at its existing facilities.

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

          Michael D. Siegal, age 46, has served as President and Chief Executive Officer of the Company since 1984, and as Chairman of the Board of Directors since January 1, 1994. He has been employed by the Company in a variety of capacities since 1974. Mr. Siegal is a member of the Executive Committee for the Steel Service Center Institute (SSCI). He is also a member of the American Iron and Steel Institute. He served as National Chairman of Israel Bonds during the period 1991-1993 and presently serves as Vice Chairman of the Executive Committee of the Development Corporation for Israel and as an officer for the Cleveland Jewish Community Federation. He is a member of the Board of Directors of American National Bank (Cleveland, Ohio) and the Cleveland Lumberjacks, a professional hockey team.

          R. Louis Schneeberger, age 44, has served as Chief Financial Officer and director of the Company since 1987. Prior to that time, Mr. Schneeberger was employed by Arthur Andersen LLP for ten years, concentrating on mergers, acquisitions, and auditing. He is also Chairman of the Board of Directors of Royal Appliance Mfg. Co. (a New York Stock Exchange listed company that is an assembler and distributor of vacuum cleaners and other floor care products), a certified public accountant, a trustee and Treasurer of the Achievement Centers for Children, and a member of the Business Advisory Council of Kent State University.

          David A. Wolfort, age 46, has served as Chief Operating Officer since 1995 and a director of the Company since 1987. He previously served as Vice President - Commercial from 1987 to 1995, after having joined the Company in 1984 as General Manager. Mr. Wolfort's duties include the management of all sales, purchasing and operational aspects of each region. Prior to joining the Company, Mr. Wolfort spent eight years with Sharon Steel, a primary steel producer, in a variety of sales assignments, including General Manager-Field Sales, Sharon Steel Products and was a steel fellow with the American Iron and Steel Institute. Mr. Wolfort is the past president of SSCI's Northern Ohio Chapter and is presently Chairman of its Governmental Affairs Committee and a National Chapter Director. He is also a trustee of Health Hill Hospital for Children and a member of the Northern Ohio Regional Board of the Anti-Defamation League.

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY
           AND RELATED SHAREHOLDER MATTERS


PRICE RANGE OF COMMON STOCK

          The Company's Common Stock trades on NASDAQ under the symbol "ZEUS." The following table sets forth, for each quarter in the two year period ended December 31, 1998, the high and low closing prices of the Company's Common Stock on NASDAQ:

                                               HIGH                 LOW
                                        ----------------    -----------------
1998
  First quarter....................            $17.13              $13.69

  Second quarter...................             16.25               12.50

  Third quarter....................             12.88                6.13

  Fourth quarter...................              7.94                5.00


1997
  First quarter....................            $26.13              $16.50

  Second quarter...................             17.50               13.63

  Third quarter....................             21.38               15.38

  Fourth quarter...................             16.75               12.38

HOLDERS OF RECORD

          On February 26, 1999, the Company believed there were approximately 7,300 beneficial holders of the Company's Common Stock.

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

ITEM 6.   SELECTED FINANCIAL DATA

         The following table sets forth selected data of the Company for each of the five years in the period ended December 31, 1998. The data presented should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere in this report.

                                                                FOR THE YEARS ENDED DECEMBER 31,
                                                             (in thousands, except per share data)
                                            1998            1997            1996            1995            1994
                                         ------------    ------------    ------------    ------------    ------------
INCOME STATEMENT DATA:

Tons sold
  Direct                                       1,070           1,111           1,022             931             685
  Toll                                           231             219             150             155              10
  Total                                        1,301           1,330           1,172           1,086             695

Net sales                                   $576,189        $608,076        $560,062        $554,469        $381,906
Cost of sales                                455,544         483,071         436,553         446,513         304,777
Gross margin                                 120,645         125,005         123,509         107,956          77,129
Operating expenses (a)                       125,184         102,898          93,127          85,855          58,836
Operating income (loss)                       (4,539)         22,107          30,382          22,101          18,293
Income (start-up costs) from joint              (322)             11              --              --              --
  ventures
Interest expense                               3,856           4,172           4,301          10,746           3,761
Receivable securitization expense              3,773           3,791           3,393             107              --
Income (loss) before taxes                   (12,490)         14,155          22,688          11,248          14,532
Income taxes                                  (4,059)          5,308           8,569           4,504           5,834
Reinstatement of deferred income                  --              --              --              --           7,800
  taxes (b)
Net income (loss)                             (8,431)          8,847          14,119           6,744             898
Net income (loss) per share                   ($0.79)          $0.83           $1.50           $0.78           $0.12
Weighted average shares outstanding           10,692          10,692           9,427           8,600           7,778

Pro forma net income (c)                                                                                      $9,049
Pro forma net income per share (d)                                                                             $1.05
Pro forma weighted average
  shares outstanding (d)                                                                                       8,600

BALANCE SHEET DATA:

Current assets                              $132,080        $142,175        $152,255        $124,371        $155,178
Current liabilities                           43,225          37,126          36,267          31,226          37,767
Working capital                               88,855         105,049         115,988          93,145         117,411
Total assets                                 256,108         265,534         241,130         202,072         200,987
Total debt                                    76,520          79,924          64,582          98,540          93,437
Shareholders' equity                         137,743         146,174         137,327          73,984          67,240

(a) 1998 operating expenses include a non-recurring asset write-down charge of $19,056.

(b) Effective January 1, 1994, the Company changed its income tax status from an S corporation to a C corporation. This change required a reinstatement of deferred income taxes as a one-time charge of $7,800 to 1994 earnings.

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

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS


         The Company's results of operations are affected by numerous external factors, such as general economic and political conditions, competition, and steel pricing and availability, and work stoppages by automotive manufacturers.

         The Company's 1998 and 1997 results include the results of the Company's Southeastern operation (Southeastern), the net assets of which were acquired effective June 1, 1997. Southeastern has historically operated as a metals toll processor, and is located near Atlanta, Georgia. Additionally, effective June 26, 1998, the Company's consolidated balance sheet reflects the acquired net assets of JNT Precision Machining, Inc. (JNT), a machining center located in McConnellsburg, Pennsylvania. JNT's results of operations are included in the Company's results commencing in the third quarter of 1998.

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

         The Company's financial statements include the results of its three joint ventures: Olympic Continental Resources (OCR), a company formed in January 1997 to buy, sell and trade ferrous and non-ferrous metals and alternate iron products to steel mills and scrap processors; Olympic Laser Processing (OLP), a company formed in April 1997 to process laser welded sheet steel blanks for the automotive industry; and Trumark Steel & Processing (TSP), a company formed in December 1997, to support the flat-rolled steel requirements of the automotive industry as a Minority Business Enterprise (MBE). The Company's 45% interest in OCR, 50% interest in OLP and 49% interest in TSP are accounted for under the equity method. The Company guarantees portions of outstanding debt under all three of the joint venture companies' bank credit facilities. As of December 31, 1998, Olympic guaranteed 50% of OCR's $15 million of outstanding debt on a joint and several basis, and 50% of OLP's $15.8 million and 49% of TSP's $2.7 million of outstanding debt on a several basis. OCR generates a significant portion of its revenue from one of its joint venture partners, Atlas Iron Processors, Inc. (Atlas) or affiliates of Atlas. As a result, OCR maintains significant receivable balances with Atlas. OCR's receivable from Atlas totaled approximately $6.2 million at December 31, 1998, which represented 31% of OCR's total accounts receivable balances at that date. The Company believes that OCR's receivable from Atlas is uncollectible, and therefore wrote-down its entire $4.7 million investment in OCR at December 31, 1998. The OLP and TSP ventures are still in startup and do not have significant receivables from joint venture partners.

         OLP has constructed a new facility and has initially equipped it with two laser-welding lines. Prototyping has begun on both welding lines and production has begun on one line. The Company expects OLP start-up costs to continue through 1999, as both welding lines are not expected to be operating at full capacity until the beginning of 2000. TSP obtained certification as an MBE from the Michigan Minority Business Development Council in December 1998, and anticipates ramping up to full production in the second quarter of 1999. Start-up costs for both OLP and TSP have been expensed as incurred.

         Financing costs include interest expense on debt and costs associated with the Company's accounts receivable securitization program (Financing Costs). Interest rates paid by the Company under its credit agreement are generally based on prime or LIBOR plus a premium (the Premium) determined quarterly, which varies based on the Company's operating performance and financial leverage. Receivable securitization costs are based on commercial paper rates calculated on the amount of receivables sold.

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

         Four separate collective bargaining units represent approximately 300 of the Company's hourly plant personnel at its Minneapolis and Lafayette Steel facilities. In September 1998, the two collective bargaining agreements at Lafayette were renewed to July 2001 and July 2002, respectively, and the agreement covering personnel at the Minneapolis coil facility was renewed to September 30, 2002. The Minneapolis plate processing facility agreement expires on March 31, 1999. The Company has never experienced a work stoppage and believes that its relationship with its employees is good.

         Because the Company conducts its operations generally on the basis of short-term orders, backlog is not a meaningful indicator of future performance.


RESULTS OF OPERATIONS

         The following table sets forth certain income statement data expressed as a percentage of net sales:

                                                                       1998            1997            1996
                                                                   ------------    -----------     -----------

           Net sales                                                   100.0%          100.0%          100.0%
           Cost of sales                                                79.1            79.4            77.9
                                                                   ------------    -----------     -----------
             Gross margin                                               20.9            20.6            22.1
           Operating expenses before asset writedown                    18.4            16.9            16.6
           Asset write-down                                              3.3              --              --
                                                                   ------------    -----------     -----------
             Operating income (loss)                                    (0.8)            3.6             5.4

           Interest and receivable securitization expense                1.3             1.3             1.4
                                                                   ------------    -----------     -----------
             Income (loss) before taxes                                 (2.2)            2.3             4.1
           Income taxes                                                 (0.7)            0.9             1.5
                                                                   ------------    -----------     -----------
             Net income (loss)                                          (1.5)%           1.5%            2.5%
                                                                   ============    ===========     ===========


1998 COMPARED TO 1997

         Tons sold decreased 2.1% to 1,301 thousand in 1998 from 1,330 thousand in 1997. Tons sold in 1998 include 1,070 thousand from direct sales and 231 thousand from toll processing, compared with 1,111 thousand from direct sales and 219 thousand from toll processing in 1997. The increase in tolling tons is attributable to Southeastern, offset by a reduction at Lafayette attributable to the impact of the General Motors (GM) strike in 1998 (the Strike). The decrease in direct tons is primarily attributable to Lafayette, again impacted by the Strike, and a decrease in international sales to Mexico.

         Net sales decreased by $31.9 million, or 5.2%, to $576.2 million from $608.1 million in 1997. Average selling prices declined 3.2% due to 1998 market conditions which resulted in decreased prices for steel, and an increased proportion of tolling sales in 1998. International sales declined $13.9 million in 1998, as a result of declining participation in the Mexican market.

         The Company's sales to GM decreased $7.9 million, or 42% in 1998, due to the impact of the Strike, as well as a continued decline in the Company's participation with GM. The Company's sales to suppliers of GM also declined in the second half of 1998 due to the Strike. Approximately 20% of the Company's 1998 net sales were made to customers in the automotive industry, compared to approximately 23% in 1997.

         As a percentage of net sales, gross margin increased to 20.9% from 20.6% last year. The increase reflects the impact of enhanced margins from the Company's non-automotive sales, lower international sales, and an increase in the proportion of tolling sales in 1998.

         Operating expenses totaled $125.2 million in 1998, and included a one-time asset write-down charge of $19.1 million. The charge consisted of $14.4 million to write-off goodwill and write-down certain fixed assets at

Lafayette, and $4.7 million to write-down the Company's investment in OCR. The Lafayette charge was taken in accordance with accounting regulations which require long-lived assets such as goodwill and fixed assets to be written down to fair market value when circumstances indicate that their carrying values are impaired. The changing dynamics in the automotive marketplace over the past 18 months, including GM's introduction of new processing capabilities at its regional distribution center, adversely impacted Lafayette's cash flows and operating earnings. These dynamics not only resulted in a loss of sales volume to GM but also left a portion of Lafayette's processing equipment non-productive and thereby non-competitive in the automotive marketplace. The Company disposed of four pieces of processing equipment in the third quarter of 1998, and developed a plan to dispose of the remaining non-competitive equipment in 1999. Accordingly, the Company recorded a charge of $5.0 million to write-down certain processing equipment and other fixed assets, and $9.4 million to write-off all goodwill at Lafayette. Separately, the OCR investment write-down was required because, in Olympic's judgement, OCR's entire $6.2 million receivable from its largest customer, Atlas, is considered uncollectible. The Company is presently reviewing its strategic alternatives for its future scrap trading plans.

         Excluding the asset write-down, operating expenses increased to $106.1 million from $102.9 million. On a per ton basis, operating expenses increased 5.4% to $81.55 from $77.39 in 1997. As a percentage of net sales, operating expenses before the asset write-down increased to 18.4% in 1998 from 16.9% in 1997. The increases are primarily due to lower sales volume; lower average selling prices; start-up costs; increased spending on information technology, including Y2K costs; and $432 thousand of non-recurring costs associated with the disposition of fixed assets. Start-up costs included in operating expenses in 1998 totaled $1.9 million compared to $400 thousand in 1997. These costs primarily relate to the $26 million temper mill and plate processing facility in Bettendorf, Iowa (the Iowa Facility) and the new tube mill in Cleveland. Start-up costs for the Iowa Facility are expected to continue in the first quarter of 1999, as the facility becomes fully operational.

         Income from the OCR joint venture in 1998 totaled $495 versus $449 thousand in 1997. Olympic's share of OLP and TSP start-up costs totaled $553 thousand and $264 thousand, respectively in 1998, and $429 thousand and $9 thousand, respectively in 1997.

         Financing Costs decreased 4.2% to $7.6 million in 1998 from $8.0 million in 1997. Average borrowings outstanding in 1998 decreased approximately $5.2 million, primarily as a result of lower inventory levels in 1998, offset by increased borrowings on the Iowa Facility term loan. Interest costs associated with the Iowa Facility term loan were capitalized through December 1998. The Company's overall effective borrowing rate increased to 6.9% in 1998 from 6.7% in 1997. The Premium for 1998 averaged 1.15%, compared to .9% in 1997. The Company's Premium increased 25 basis points to 1.5% effective March 1, 1999. Costs associated with the accounts receivable securitization program decreased slightly in 1998 as a result of lower commercial paper rates, offset by a $.4 million increase in the amount of average receivables sold in 1998 compared to 1997.

         Pretax loss for 1998 totaled $12.5 million compared to $14.2 million of pretax income in 1997. Excluding the impact of the asset write-down, 1998 pretax income totaled $6.6 million. In 1998, the income tax benefit approximated 32.5% of pretax loss, compared to income tax expense recorded at 37.5% of pretax income in 1997. The decrease in the tax rate between years was attributable to the 1998 asset write-down charge. The Company expects its 1999 income tax rate to approximate 38.5% of pretax income.

         Net loss totaled $8.4 million or $.79 per share in 1998, compared to net income of $8.8 million or $.83 per share in 1997. Excluding the impact of the asset writedown, 1998 net income totaled $4.1 million, or $.38 per share.


1997 COMPARED TO 1996

         Tons sold increased 13.5% to 1,330 thousand in 1997 from 1,172 thousand in 1996. Tons sold in 1997 included 1,111 thousand from direct sales and 219 thousand from toll processing, compared with 1,022 thousand from direct sales and 150 thousand from toll processing in 1996. All of the Company's domestic operations achieved increases in tons sold in 1997. Substantially all of the increase in tolling tons was attributable to Southeastern.

         Net sales increased by $48 million, or 8.6%, to $608.1 million in 1997 from $560.1 million in 1996. Average selling prices declined 4.3%, primarily due to an increased proportion of tolling sales in 1997, and a decline in direct average selling prices related to stainless steel products. International sales were less than 6% of net sales in both 1997 and 1996.

         As a percentage of net sales, gross margin decreased to 20.6% from 22.1% in 1996. The decrease was primarily the result of 1997 market conditions, which did not allow increased prices for steel to be fully recovered in the selling cycle.

         On a per ton basis, operating expenses decreased 2.6% to $77.39 from $79.44 in 1996. As a percentage of net sales, operating expenses increased to 16.9% in 1997 from 16.6% in 1996. The increase as a percentage of net sales was due to the impact of lower average selling prices and increased warehouse and depreciation expense in 1997. The increase in warehouse and depreciation expense primarily related to the Southeastern acquisition; the Cleveland temper mill facility; completion of the Lafayette plant expansion; and continued investment in management information systems.

         Income from the OCR joint venture in 1997 totaled $449 thousand. Olympic's share of OLP and TSP start-up costs in 1997 totaled $429 thousand and $9 thousand, respectively.

         Financing Costs increased 3.5% to $8.0 million in 1997 from $7.7 million in 1996. Average borrowings outstanding in 1997 increased primarily as a result of higher inventory levels, the acquisition of Southeastern, and capital expenditures. Overall effective borrowing rates decreased to 6.7% in 1997 from 7.1% in 1996. Lower Premiums as a result of the 1996 stock offering favorably impacted effective borrowing rates for 1997. Costs associated with the accounts receivable securitization program increased slightly in 1997 as a result of higher commercial paper rates.

         Income before taxes totaled $14.2 million in 1997 compared to $22.7 million in 1996. Income taxes computed on 1997 earnings represented 37.5% of pretax income or $5.3 million versus 37.8% or $8.6 million in 1996.

         Net income totaled $8.8 million or $.83 per share in 1997, compared to $14.1 million or $1.50 per share in 1996. As a result of the 1996 stock offering, weighted average shares outstanding increased from 9.4 million in 1996 to 10.7 million in 1997.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal capital requirement is to fund its growth, including strategic acquisitions and joint ventures, the purchase and upgrading of processing equipment and services, the construction and upgrading of related facilities, and additional working capital requirements. The Company uses cash generated from operations, long-term debt obligations, equity offerings, and leasing transactions to fund these requirements. Historically, the Company has used revolving credit borrowings under its bank credit facility and proceeds from its receivable securitization program to finance its working capital requirements.

         Net cash from operating activities primarily represents net income plus non-cash charges for depreciation, amortization and start-up costs / income from joint ventures, as well as changes in working capital. During 1998, $31 million of net cash was provided from operating activities, consisting of $15.8 million of cash generated from net income and non-cash charges and $15.2 million of cash from working capital components.

         Working capital at December 31, 1998 decreased $16.2 million from the end of 1997. The decrease is primarily attributable to a $10.9 million decrease in inventory and a $3.3 million decrease in accounts receivable.

         As of December 31, 1998, $57 million of eligible receivables were sold under the Company's accounts receivable securitization program, compared to $64 million at December 31, 1997. The amount of trade receivables sold by the Company typically changes monthly depending upon the level of defined eligible receivables available for sale at each month end.

         Net cash used for investing activities in 1998 totaled $27.5 million, primarily consisting of $16.8 million spent for the Iowa Facility, which became operational late in the fourth quarter of 1998. The Company also made final payments on its new tube mill in Cleveland and new cut-to-length line in Detroit, which were both installed during the first quarter of 1998. The cut-to-length line became fully operational in the second quarter of 1998, while the tube mill reached rated capacity in the first quarter of 1999. During the fourth quarter of 1998, the Company also exercised a $1.8 million early buyout option of equipment previously leased at its Minneapolis coil processing facility, and completed a $2.7 million, 35,000 square foot facility expansion and cut-to-length line upgrade project at its Southeastern operation.

         JNT is operating from its current facility in McConnellsburg until it is relocated to a new 87,000 square foot facility being constructed in nearby Chambersburg, Pennsylvania. Olympic plans to spend approximately $7 million, (of which $1 million was spent in 1998) to construct the facility, relocate existing machining equipment, and purchase new plate processing equipment. The new facility is projected to be operational by the end of the third quarter of 1999. The Company expects to finance the Chambersburg project with the proceeds from industrial revenue bonds.

         The Company's 1999 capital spending plan approximates $13 million, consisting primarily of $6 million to complete the Chambersburg project and $3 million for additional laser plate processing equipment.

         Cash flows used from financing activities primarily consists of net borrowings under the Company's revolving credit agreement and term loan draws for the Iowa Facility, offset by scheduled payments under other existing long-term debt agreements.

         The Company's bank credit agreement was amended in March 1999 (the Credit Facility). The amendment increased the Iowa term loan from $17 million to $21 million to accommodate additional 1998 spending for plate processing equipment at the facility, extended the agreement expiration date to June 30, 2002, waived an interest coverage covenant violation at December 31, 1998 and amended future interest coverage requirements, and added a 25 basis point pricing tier to the Premium schedule. The Credit Facility also includes letter of credit commitments, which totaled approximately $78.9 million at December 31, 1998, and contains restrictive covenants which require minimum net worth levels, maintenance of certain financial ratios and limitations on capital expenditures. The Company is in compliance with all covenants after obtaining the interest coverage waiver.

         As of December 31, 1998, approximately $43.6 million was available under the Company's revolving credit and accounts receivable securitization facilities, and $17 million was borrowed under the $21 million Iowa term loan. The Company believes that funds available under the Credit Facility, other credit and financing agreements and funds generated from operations will be sufficient to provide the Company with the liquidity necessary to fund its anticipated working capital requirements and capital expenditure requirements over the next 12 months. Capital requirements are subject to change as business conditions warrant and opportunities arise. In connection with its internal and external expansion strategies, the Company may from time to time seek additional funds to finance other new facilities and equipment, acquisitions and significant improvements to processing equipment to respond to customers' demands.

EFFECTS OF INFLATION

         Inflation generally affects the Company by increasing the cost of personnel, processing equipment, purchased steel, and borrowings under the various credit agreements. The Company does not believe that inflation has had a material effect on its operating income over the periods presented. However, it has and could have a material effect on interest expense based on inflation's impact on amounts borrowed and prime and LIBOR borrowing rates. Conversely, when raw material prices decline, as in 1998, customer demands for lower prices have and could result in lower selling prices and, as the Company uses existing steel inventory, lower margins. Changing steel prices therefore could adversely affect the Company's net sales, gross margins and net income.

YEAR 2000 COMPLIANCE

         The year 2000 (Y2K) problem refers to computer applications using only the last two digits to refer to a year rather than all four digits. As a result, these applications could fail or create erroneous results if they recognize "00" as the year 1900 rather than the year 2000, or if they will not recognize "00" as a legitimate year value.

         Olympic recognizes the significance of these issues and also understands that it is affected by the Y2K problem. The Company has had a project in place since the second half of 1996 to deal with these issues. Olympic has budgeted approximately $1 million to remediate its affected systems. This funding has come from normal MIS budgets during the years 1996 through 1999. The Company is currently on budget and on schedule for the project. The project has been staffed by in-house personnel with the exception of the plant equipment assessment, which was carried out by outside experts. The project consists of awareness, inventory, planning, assessment, remediation, testing, and implementation phases.

         In addressing the Y2K issues, Olympic has taken initiatives in three general areas: (i) information technology (IT) and communication systems, (ii) non-IT systems and (iii) related third party issues. The following is a summary of these programs and their current status.

IT AND COMMUNICATION SYSTEMS
----------------------------

         Since late 1996, Olympic, in support of its long-range strategic plans, has significantly upgraded and continues to upgrade its information technology and communication systems. This upgrade includes migration to new mid-range host systems and to client/server based systems; upgraded personal computers (PCs); upgraded PC software (standardized on Windows 95 and Microsoft Office Suite); Lotus Notes (email, workgroup and intranet software); local area networks
(LANs), wide area networks (WANs); and network integration of Internet and remote access systems. A by-product of these endeavors is that a large portion of the Company's IT and non-voice communication systems, and many of its voice communication systems are now Y2K compliant.

Olympic's exceptions to Y2K compliance at this time are:

         (i) Integrated business application software. Olympic maintains three mid-range host systems running essentially custom application software specific to the service center and outside processor industry. The three host operating systems have been certified by their vendors to be Y2K compliant. The three systems run different application software as a result of acquisitions and unique industry requirements at their locations. All source code has been remediated. The Company is now in the testing phase to assure proper handling of date logic. This testing is expected to be complete by April 30, 1999.

         (ii) New Payroll/H-R system. This new system was acquired as a routine business upgrade to meet expanded business requirements. It is currently in the implementation phase. The new system is represented by the vendor to be Y2K compliant. The system is expected to be "live" by the end of the third quarter 1999. Olympic's existing payroll system is expected to be Y2K compliant in 1999 as a contingency.

         (iii) Network hardware and software. The Company's network operating systems require patches from the vendor to be Y2K compliant. These are being installed currently. Certain network hardware components require replacement. These are being currently installed. This work is expected to be complete by March 31, 1999.

         (iv) Voice mail system. The Company is awaiting an upgrade from its vendor which is supposed to be available in April 1999.

         (v) Other office equipment. Other intelligent office equipment operating in a stand-alone mode such as fax machines, copiers, etc. may not be Y2K compliant. These are not considered critical and will be addressed in the second quarter of 1999.

         In all cases, the Company has obtained representations from its hardware and software suppliers that its installed versions of their products are Y2K compliant. These representations have been in the form of direct written assurances or material posted on the vendor's web sites. The Company is relying on these assurances in order to satisfy itself of compliance and to prepare assurances for its trading partners and other third parties.

NON-IT SYSTEMS
--------------

         The Company's internal non-IT systems consist mainly of building air management systems, security and fire control systems, safety systems, equipment operating and control systems, electrical and natural gas systems, and equipment such as lift trucks, cranes, etc. These have been assessed at all locations by third party consultants specializing in Y2K compliance and remediation planning. Olympic has received assurances from most of its equipment and plant system vendors that their products are compliant. The Company is still awaiting responses from a few equipment vendors. Results to date suggest that there is minimal exposure with any non-IT systems. Remediation, if necessary, is expected to be complete by March 31, 1999, pending vendor responses to inquiries.

THIRD PARTIES
-------------

         Olympic has third party relationships with hundreds of large OEM customers, steel suppliers and suppliers of financial and outsourced investor and employee information and management services. Many of these third parties are publicly traded corporations subject to disclosure requirements. Olympic is presently engaged in ongoing discussions and evaluations of these third parties' Y2K readiness, while simultaneously advising them of Olympic's readiness. Olympic intends to monitor Y2K disclosures in SEC filings of these third parties in 1999.

         Olympic has sent questionnaires to over 2,000 critical and non-critical vendors inquiring of their Y2K status and plans. Most of these vendors are not critical to the Company's on-going operation. The response rate was only about 25%. Most of those who have responded understood the issue and are taking appropriate action. Few are compliant yet. Olympic intends to contact critical vendors individually during the second quarter of 1999 and continue to actively track their Y2K status throughout the year.

         The Company has handled many inquiries from its customers about its Y2K status and plans, and has responded to all of those inquiries. Major customers report having had Y2K compliance programs running for at least one to two years and indicate that their systems that interact with Olympic are or will be compliant for Y2K. Based on discussions with these customers, assessment of the customers' capability, and long time customer operating practices, Olympic believes that these key customers will be Y2K compliant in all material matters affecting Olympic. Olympic will continue to monitor its customers' Y2K compliance.

         Olympic is also in ongoing discussion with key suppliers of outsourced services including, but not limited to, stock transfer, debt servicing, banking, collection and disbursements, and benefit programs. At this time, Olympic has concluded that all material suppliers of these services are or will be Y2K compliant by the middle of calendar 1999. Olympic will continue to monitor their Y2K compliance.

         With the exception of steel products purchased from the large aforementioned suppliers, other outside steel processing services, packaging supplies such as lumber and banding, and miscellaneous supplies are purchased from numerous small suppliers who Olympic believes are able to manually execute their business and are readily replaceable. Olympic has concluded there is no material risk of being unable to procure these needed raw materials or processing services.

         The specific Y2K IT and communication system remediation tasks previously outlined are being accomplished by in-house MIS and user personnel whose costs are recorded as normal operating expense.

         The IT system software upgrades are being executed under ongoing maintenance and support agreements with software vendors, and the upgrades to certain hardware are being executed under similar arrangements with hardware vendors. Network hardware component replacement costs, along with copiers and fax machine replacement costs, are not expected to be material. Olympic is not yet in a position to estimate the cost of non-IT system and third party compliance issues, but has no reason to believe, based upon its evaluations done to date, that such costs, in the aggregate, would be material. All Y2K compliance costs are included in normal IT budgets. Some previously planned IT projects have been deferred to allow proper handling of the Y2K issues.

Y2K RISKS
---------

         There are several classes of risk and sources of risk that Olympic faces in connection with the Y2K problem.

         (i) Economic infrastructure risks. The Company is dependent on public utilities for electrical power, natural gas, and telephone network services, and would be seriously impacted by outages of these services for an extended period. The Company has sufficient backup electrical generation capacity, powered by a natural gas generator, to support its IT and communications systems at its corporate location. However, this would not serve its remote locations and would not provide for operation of its plant facilities. Olympic is dependent on common carriers for transportation of incoming steel as well as outbound customer shipments, and would be seriously impacted if these services were disrupted for an extended period.

         (ii) Accounting system risks. There is a possibility that the Company's accounting systems would be materially disrupted. The Company considers this risk as small and manual procedures are in place as a backup. Also, there is a small risk that payroll services would be disrupted. Again, this risk is considered small since the Company processes its own payroll and expects to have a compliant system. However, Olympic does transmit weekly ACH direct deposit information to a bank via a dial-up file transfer. The bank assures the Company that this process will not be affected on their end.

         (iii) Overseas risks. Olympic purchases some steel overseas to supplement domestic sources. This is not a major component of sourcing, but it may cause some difficulty in some locations or for some customers.

         (iv) Key personnel risks. There is some risk that key people might not be available for remediation projects, or in the critical period immediately after the beginning of the year 2000. Olympic believes that this risk is small and a SWAT team is planned to be on site or available at all locations to deal with unexpected problems.

         (v) Cost escalation risks. There is a small risk that testing will disclose new problems which will require substantial time or expense to remediate. Since these are unknown at this time, the Company cannot estimate what the impact will be.

         (vi) Project risks. The principal risks to Olympic relating to the completion of its compliance conversion efforts related to its IT and communications systems are:

                  (a) Inability to retain key staff. At this point, however, this is believed to be only a small risk.

                  (b) Failure to successfully complete remediation and testing of application code in the three data centers. If this should occur, Olympic has standard manual procedures in place for carrying out normal order processing, production, and shipping in the event of computer outage. These procedures could be used for a duration of about three days without great impact on the business.

         Olympic believes that adequate replacements for non-compliant network components, PC's, copiers and fax machines are commercially available at reasonable prices and in good supply. Olympic believes that adequate time and resources are available to remediate these areas as needed.

         The principal risks to Olympic relating to non-IT systems are failures in control systems for significant machinery or facility systems. These risks are presently being evaluated based on the assessment of the individual plant systems. Until this evaluation is completed, Olympic has no basis to form an estimate of risks. Based on the work to date, the Company believes that the risk of failure of these systems is small.

         The principal risks to Olympic in its relationship with third parties are (i) failure of third party systems used to conduct such third party's business including customers, steel suppliers and suppliers of financial and outsourced investor and employee information and management services; and (ii) failure to implement compliant EDI systems with key customers. Olympic's systems are expected to be compliant, and its EDI VAN (Sterling Commerce) is also expected to be compliant.

         Based on Y2K compliance work done to date, Olympic believes its key steel suppliers and customers are currently Y2K compliant or will be Y2K compliant in all material respects and that service suppliers will be Y2K compliant or can be replaced within an acceptable time frame.

CONTINGENCY PLANS
-----------------

         Olympic intends to develop detailed contingency plans during the latter part of the second quarter of 1999, after the results of the assessment, remediation in progress, and testing have been ascertained.

         Olympic plans to create a SWAT team of key personnel at all locations and those people will be on-site at each location during the first critical hours of the new year. The team will rehearse a plan for assessing critical systems and coordinating responses. Standard procedures and checklists will be prepared to assist in this assessment. Olympic has designated Friday, December 31, 1999 and Monday, January 3, 2000 as company holidays. This will provide additional time to assess the specific situation at each Olympic location, as well as to assess the general situation in the country as a whole.

         All Olympic locations and departments have existing current manual procedures for operation which are used for normal brief outages of IT and communications systems. It is expected that these procedures would be used to cover brief periods while program code or other components are repaired. Other actions being considered include adding selective system redundancies and backup vendors.

         Olympic's description of its Y2K compliance issue is based upon information obtained by Olympic through evaluations of Olympic's IT and communication systems, and customer and supplier Y2K compliance assurances. No assurance can be given that the Company will be able to address the Y2K issues for all of its software and applications in a timely manner or that it will not encounter unexpected difficulties or significant expenses relating to adequately addressing the Y2K issue. If Olympic or the major customers or suppliers with whom Olympic does business fail to address adequately the Y2K issues, or Olympic fails to successfully integrate or convert its computer systems generally, Olympic's business or results of operations could be materially adversely affected.

         The Company is unable to provide assurances for eventualities not known in advance, or for multiple or simultaneous occurrences beyond our capability to handle with the resources available. The Y2K disclosures presented in this section are considered to be a "Year 2000 Readiness Disclosure" under the provisions of the "Year 2000 Information and Readiness Disclosure Act" of 1998.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders and
the Board of Directors of
Olympic Steel, Inc.:

         We have audited the accompanying consolidated balance sheets of Olympic Steel, Inc. (an Ohio corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Olympic Steel, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.




                                                             Arthur Andersen LLP

Cleveland, Ohio,
February 1, 1999.

ITEM 8.  FINANCIAL STATEMENTS

                               OLYMPIC STEEL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                      (in thousands, except per share data)

                                                                    1998               1997               1996
                                                            -----------------  -----------------  -----------------

Net sales                                                   $        576,189   $        608,076   $        560,062
Cost of sales                                                        455,544            483,071            436,553
                                                            -----------------  -----------------  -----------------
      Gross margin                                                   120,645            125,005            123,509

Operating expenses
    Warehouse and processing                                          35,456             33,579             29,881
    Administrative and general                                        27,166             27,458             25,089
    Distribution                                                      18,024             18,046             16,585
    Selling                                                           14,209             13,745             13,475
    Occupancy                                                          4,300              4,067              3,769
    Depreciation and amortization                                      6,973              6,003              4,328
    Asset write-down                                                  19,056                 --                 --
                                                            -----------------  -----------------  -----------------
      Total operating expenses                                       125,184            102,898             93,127
                                                            -----------------  -----------------  -----------------

      Operating income (loss)                                         (4,539)            22,107             30,382

Income (start-up costs) from joint ventures                             (322)                11                 --
                                                            -----------------  -----------------  -----------------

     Income (loss) before interest and taxes                          (4,861)            22,118             30,382

Interest expense                                                       3,856              4,172              4,301
Receivable securitization expense                                      3,773              3,791              3,393
                                                            -----------------  -----------------  -----------------
     Income (loss) before taxes                                      (12,490)            14,155             22,688

Income taxes                                                          (4,059)             5,308              8,569
                                                            -----------------  -----------------  -----------------
      Net income (loss)                                     $         (8,431)  $          8,847   $         14,119
                                                            =================  =================  =================
      Net income (loss) per share                           $          (0.79)  $           0.83   $           1.50
                                                            =================  =================  =================
      Weighted average shares outstanding                             10,692             10,692              9,427



        The accompanying notes are an integral part of these statements.

                               OLYMPIC STEEL, INC.
                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 1998 AND 1997
                                 (in thousands)

                                                                                        1998              1997
                                                                                  -----------------  ----------------
                                    ASSETS
Cash                                                                              $          1,825   $         1,748
Accounts receivable                                                                          3,096             6,417
Inventories                                                                                121,407           132,230
Prepaid expenses and other                                                                   5,752             1,780
                                                                                  -----------------  ----------------
    Total current assets                                                                   132,080           142,175
                                                                                  -----------------  ----------------

Property and equipment                                                                     144,762           124,292
Accumulated depreciation                                                                   (25,450)          (20,301)
                                                                                  -----------------  ----------------
    Net property and equipment                                                             119,312           103,991
                                                                                  -----------------  ----------------

Goodwill                                                                                     3,726            13,278
Investments in joint ventures                                                                  990             6,090
                                                                                  -----------------  ----------------

    Total assets                                                                  $        256,108   $       265,534
                                                                                  =================  ================

                                  LIABILITIES
Current portion of long-term debt                                                 $          4,888   $         3,722
Accounts payable                                                                            28,911            24,266
Accrued payroll                                                                              2,977             3,618
Other accrued liabilities                                                                    6,449             5,520
                                                                                  -----------------  ----------------
    Total current liabilities                                                               43,225            37,126
                                                                                  -----------------  ----------------

Revolving credit agreement                                                                  37,450            48,809
Term loans                                                                                  28,097            20,148
Industrial revenue bonds                                                                     6,085             7,245
                                                                                  -----------------  ----------------
    Total long-term debt                                                                    71,632            76,202
                                                                                  -----------------  ----------------

Deferred income taxes                                                                        3,508             6,032
                                                                                  -----------------  ----------------
    Total liabilities                                                                      118,365           119,360
                                                                                  -----------------  ----------------

                             SHAREHOLDERS' EQUITY
Preferred stock, without par value, 5,000 shares authorized,
  no shares issued or outstanding                                                               --                --

Common stock, without par value, 20,000 shares authorized,
  10,692 issued and outstanding                                                            106,319           106,319
Retained earnings                                                                           31,424            39,855
                                                                                  -----------------  ----------------
    Total shareholders' equity                                                             137,743           146,174
                                                                                  -----------------  ----------------
    Total liabilities and shareholders' equity                                    $        256,108   $       265,534
                                                                                  =================  ================

      The accompanying notes are an integral part of these balance sheets.

                               OLYMPIC STEEL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                 (in thousands)

                                                                                 1998              1997             1996
                                                                           ---------------   ---------------  ---------------

Cash flows from operating activities:
  Net income (loss)                                                        $       (8,431)    $       8,847   $       14,119
  Adjustments to reconcile net income (loss) to net
  cash from (used for) operating activities-
     Depreciation and amortization                                                  6,973             6,003            4,328
     Asset write-down                                                              19,056                --               --
     Loss on sale of fixed assets                                                     432                --               --
     (Income) start-up costs from joint ventures                                      322               (11)              --
     Long-term deferred income taxes                                               (2,524)            1,209            1,733
                                                                           ---------------   ---------------  ---------------
                                                                                   15,828            16,048           20,180
Changes in working capital:
  Accounts receivable                                                               3,321             3,829           (2,388)
  Inventories                                                                      10,904             6,008          (25,252)
  Prepaid expenses and other                                                       (3,721)              910             (420)
  Accounts payable                                                                  4,645            (1,165)          10,047
  Accrued payroll and other accrued liabilities                                       (12)             (128)          (2,107)
                                                                           ---------------   ---------------  ---------------
                                                                                   15,137             9,454          (20,120)
                                                                           ---------------   ---------------  ---------------
    Net cash from operating activities                                             30,965            25,502               60
                                                                           ---------------   ---------------  ---------------

Cash flows from investing activities:
  Acquisitions of JNT and Southeastern                                               (795)          (13,689)              --
  Equipment purchases and deposits                                                (16,904)          (12,611)          (3,477)
  Facility purchases and construction                                              (8,368)           (4,297)         (10,411)
  Other capital expenditures, net                                                  (1,319)           (1,195)          (1,614)
  Investments in joint ventures                                                       (98)           (6,222)              --
                                                                           ---------------   ---------------  ---------------
    Net cash used for investing activities                                        (27,484)          (38,014)         (15,502)
                                                                           ---------------   ---------------  ---------------

Cash flows from financing activities:
  Revolving credit agreement                                                      (11,359)            2,352           (4,881)
  Term loans and IRB's                                                              7,955             9,890          (28,767)
  Net proceeds from sale of common stock and stock options exercised                   --                --           49,224
                                                                           ---------------   ---------------  ---------------
    Net cash from (used for) financing activities                                  (3,404)           12,242           15,576
                                                                           ---------------   ---------------  ---------------

Cash:
  Net change                                                                           77              (270)             134
  Beginning balance                                                                 1,748             2,018            1,884
                                                                           ---------------   ---------------  ---------------
  Ending balance                                                           $        1,825    $        1,748   $        2,018
                                                                           ===============   ===============  ===============



        The accompanying notes are an integral part of these statements.

                              OLYMPIC STEEL, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                 (in thousands)

                                                                                Common             Retained
                                                                                 Stock             Earnings
                                                                         ------------------  -----------------

Balance at December 31, 1995                                             $          57,095   $         16,889

     Net proceeds from sale of 2,084 shares of common stock                         49,100                 --
     Exercise of 8 stock options                                                       124                 --
     Net income                                                                         --             14,119
                                                                         ------------------  -----------------

Balance at December 31, 1996                                                       106,319             31,008

     Net income                                                                         --              8,847
                                                                         ------------------  -----------------

Balance at December 31, 1997                                                       106,319             39,855

     Net loss                                                                           --             (8,431)
                                                                         ------------------  -----------------

Balance at December 31, 1998                                             $         106,319   $         31,424
                                                                         ==================  =================


        The accompanying notes are an integral part of these statements.

                               OLYMPIC STEEL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

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

CONCENTRATION RISKS

The Company is a major customer of flat-rolled coil and plate steel for many of its principal suppliers, but is not dependent on any one supplier. The Company purchased approximately 16% and 22% of its total steel requirements from its single largest supplier in 1998 and 1997, respectively.

INVENTORIES

Inventories are stated at the lower of cost or market and include the costs of purchased steel, internal and external processing, and freight. Cost is determined using the specific identification method.

PROPERTY AND EQUIPMENT, AND DEPRECIATION

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives ranging from 3 to 30 years.

GOODWILL AND AMORTIZATION

Goodwill includes the cost in excess of fair value of the net assets acquired and is being amortized on a straight-line method ranging from 15 to 40 years. The Company evaluates facts and circumstances to determine if the value of goodwill or other long-lived assets may be impaired. In 1998, the Company determined that goodwill and certain fixed assets at its Lafayette operation were impaired and recorded an asset write-down to market value. Goodwill amortization expense totaled $358 in 1998, $314 in 1997, and $260 in 1996. Accumulated amortization of goodwill totaled $152 at December 31, 1998 after the goodwill write-down, and $834 at December 31, 1997.

REVENUE RECOGNITION

Revenue is recognized when steel is shipped to the customer. Sales returns and allowances are treated as reductions to sales and are provided for based on historical experience and current estimates.

EARNINGS PER SHARE

Earnings per share have been calculated based on the weighted average number of shares outstanding. In August 1996, the Company completed a follow-on stock offering of 2.1 million shares of common stock. As such, shares outstanding were
8.6 million through August 8, 1996 and 10.7 million since August 9, 1996. The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," which became effective for financial statements for periods ending after December 15, 1997. The implementation of SFAS No. 128 had no effect on the Company's earnings per share data. Basic and diluted earnings per share are the same, as the effect of dilutive outstanding stock options is immaterial.

IMPACT OF NEW ACCOUNTING STANDARD

The Financial Accounting Standards Board has issued SFAS No. 130, "Reporting Comprehensive Income," which requires reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 130 has no impact on Olympic, as the Company's comprehensive income consists of net income only. In addition, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," and SFAS No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits" have been issued and are effective for yearend 1998. These statements also do not have an impact on the Company's disclosures, as Olympic operates as one reportable segment, and has no postretirement benefit plans.

2. ASSET WRITE-DOWN:
   -----------------

The Company recorded an asset write-down charge of $19,056 in the fourth quarter of 1998. The charge consisted of $14,356 to write-off of goodwill and write-down certain fixed assets at the Company's Lafayette operation in Detroit. The remaining $4,700 of the charge related to the write-down of Olympic's investment in its Olympic Continental Resources joint venture (OCR). In the Company's judgement, the OCR investment write-down was required because Olympic considers OCR's entire $6,200 receivable from its largest customer to be uncollectible.

The Lafayette charge was taken in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which requires assets such as goodwill and fixed assets to be written down to fair market value when circumstances indicate that their carrying values are impaired. The changing dynamics in the Detroit automotive marketplace over the past 18 months, including General Motors' introduction of new processing capabilities at its regional distribution center, have adversely impacted Lafayette's cash flows and operating earnings. These dynamics have not only resulted in a loss of sales volume to General Motors but have also left a portion of Lafayette's processing equipment non-productive, and thereby non-competitive in the automotive marketplace. The Company has disposed of four pieces of Lafayette's processing equipment, and has developed a plan to dispose of the remaining non-competitive equipment. Accordingly, a charge of $5,000 to write-down certain processing equipment and other fixed assets, and $9,400 to write-off all goodwill at Lafayette was recorded.

3. ACQUISITIONS:
   -------------

Effective June 26, 1998, the Company acquired certain assets and assumed certain liabilities of JNT Precision Machining, Inc. (JNT), a machining center located in McConnellsburg, Pennsylvania, which operates lathes, machine centers, drills and saws. The preliminary cash purchase price, which is subject to post-closing adjustments and includes a loan to the sellers, totaled $795. The acquisition has been accounted for as a purchase and, accordingly, assets and liabilities are reflected at estimated fair values. The preliminary purchase price allocation resulted in goodwill of $162, which is being amortized over 15 years. The JNT operation is currently operating from its facility in McConnellsburg, until a new facility is constructed in nearby Chambersburg, Pennsylvania. Olympic plans to spend approximately $7,000 to construct an 87,000 square foot facility to house the existing JNT operation and new plate processing equipment. The new facility is projected to be operational by the end of the third quarter of 1999.

Effective June 1, 1997, the Company acquired substantially all of the assets and assumed certain liabilities of Southeastern Metal Processing, Inc. and Southeastern Transshipping Realty (Southeastern). Southeastern operated as a metals toll processor and is located near Atlanta, Georgia. The purchase price, which included assumed liabilities, totaled approximately $17,200. The adjusted cash portion of the purchase price, including fees and expenses and the repayment of $2,500 of Southeastern's bank debt, approximated $13,700. The acquisition has been accounted for as a purchase and, accordingly, assets and liabilities were reflected at estimated fair values. The purchase price allocation resulted in goodwill of approximately $3,700 which is being amortized over 40 years.

4. INVESTMENTS IN JOINT VENTURES:
   ------------------------------

In January 1997, the Company completed the formation of Olympic Continental Resources LLC (OCR), a joint venture with Atlas Iron Processors, Inc. (Atlas) and OCR's Chief Executive Officer. OCR buys, sells and trades ferrous and non-ferrous metals and alternate iron products to steel mills and scrap processors. The venture acquired the business activities previously conducted by Thyssen Continental Resources LLC. The Company made a $4,000 cash investment for its 45% ownership share in OCR. OCR generates a significant portion of its revenue from Atlas or affiliates of Atlas. As a result, OCR maintains significant receivable balances with Atlas. OCR's receivable from Atlas totaled approximately $6,200 at December 31, 1998, which represented approximately 31% of OCR's total accounts receivable at that date. The Company believes that OCR's receivable from Atlas is uncollectible, and therefore wrote-down its entire $4,700 investment in OCR at December 31, 1998. The Company and Atlas each jointly and severally guarantee 50% of OCR's outstanding debt under its $35,000 revolving bank credit facility, up to a maximum of $10,000. OCR revolving credit debt outstanding at December 31, 1998 totaled $15,047.

In April 1997, the Company and the U.S. Steel Group of USX Corporation (USS) formed Olympic Laser Processing (OLP), a joint venture to process laser welded sheet steel blanks for the automotive industry. OLP is owned 50% by each of the companies. OLP has constructed a new facility and initially equipped it with two laser-welding lines. Prototyping has begun on both welding lines and production has begun on one line. OLP start-up costs are being expensed as incurred. The Company and USS each contributed $2,000 in cash to OLP during the first half of 1997 and each guarantees, on a several basis, 50% of OLP's outstanding debt under its $20,000 bank loan agreement. OLP debt outstanding at December 31, 1998 totaled $15,800. OLP is still in its startup phase and does not have significant receivables from its joint venture partners.

In December 1997, the Company, Michael J. Guthrie and Carlton L. Guthrie (the Guthries) completed the formation of Trumark Steel & Processing, LLC (TSP), a joint venture to support the flat-rolled steel requirements of the automotive industry. The Guthries are also the executive officers of Trumark Inc., a privately held supplier of metal stamped assemblies to the automotive industry located in Michigan. In 1997, the Company made a $147 cash contribution to TSP for its 49% ownership interest in the venture. In December 1998, an additional $98 was contributed to TSP by Olympic. TSP start-up costs are being expensed as incurred. The Company and the Guthries severally guarantee outstanding debt under TSP's $3,880 credit facility in proportion to each member's ownership interest. TSP debt outstanding at December 31, 1998 totaled $2,739. TSP is still in its startup phase and does not have significant receivables from its joint venture partners.

5. ACCOUNTS RECEIVABLE:
   --------------------

Since 1995, the Company has operated under an agreement to sell, on a revolving basis, through its wholly-owned subsidiary, Olympic Steel Receivables LLC, an undivided interest in a designated pool of its trade accounts receivable. The maximum amount of receivables available for sale under the agreement, which expires July 31, 2000, is $70,000. The Company, as agent for the purchaser of the receivables, retains collection and administrative responsibilities for the participating interests sold. As collections reduce the receivables included in the pool, the Company may sell additional undivided interests in new receivables up to the $70,000 limit. The amount of receivables sold by the Company typically will change monthly depending upon the level of defined eligible receivables available for sale at each month end settlement date.

As of December 31, 1998 and 1997, $57,000 and $64,000, respectively, of receivables were sold and reflected as a reduction of accounts receivable in the accompanying consolidated balance sheets. Costs of the program, which primarily consist of the purchaser's financing cost of issuing commercial paper backed by the receivables, totaled $3,773 in 1998, $3,791 in 1997, and $3,393 in 1996, and
have been classified as Receivable Securitization Expense in the accompanying consolidated statements of income.

Accounts receivable are presented net of allowances for doubtful accounts of $455 and $506 as of December 31, 1998 and 1997, respectively. Bad debt expense totaled $98 in 1998, $155 in 1997, and $268 in 1996.

6. PROPERTY AND EQUIPMENT:
   -----------------------

Property and equipment consists of the following:

                                                                         DECEMBER 31,
                                                                -------------------------------
                                                                    1998              1997
                                                                --------------    -------------

Land and improvements                                           $     10,101      $     8,755
Buildings and improvements                                            53,075           46,974
Machinery and equipment                                               70,744           45,066
Furniture and fixtures                                                 4,181            3,834
Computer equipment                                                     5,037            4,448
Vehicles                                                                 291              344
Construction in progress                                               1,333           14,871
                                                                --------------    -------------
                                                                     144,762          124,292
Less accumulated depreciation                                        (25,450)         (20,301)
                                                                ==============    =============
     Net property and equipment                                 $    119,312      $   103,991
                                                                ==============    =============

Construction in progress at December 31, 1998 primarily consisted of payments made for the construction and equipping of the Chambersburg facility and progress payments for new plate processing equipment. Construction in progress at December 31, 1997 primarily consisted of progress payments for the construction and equipping of the Iowa temper mill facility, installation of a new tube mill in Cleveland and a new cut-to-length line in Detroit.

7. REVOLVING CREDIT AGREEMENT:
   ---------------------------

The Company has been operating under various multi-bank revolving credit agreements for many years. The Company's bank credit agreement (the Credit Facility) currently consists of a $68,000 revolving credit component, a $21,000 term loan component to finance the Iowa temper mill and plate processing facility (the Iowa Term Loan), and letter of credit commitments of $78,855. Letter of credit commitments include $71,400 related to the Company's accounts receivable securitization agreement. The respective assets financed collateralize the Iowa Term Loan and the letters of credit. Each year, the Company may request to extend its maturity date one year with the approval of the bank group.

The Company has the option to borrow based on the agent bank's base rate or London Interbank Offered Rates (LIBOR) plus a premium (the Premium). The Premium is determined every three months based on the Company's operating performance and leverage ratio. As of December 31, 1998, the interest rates were base or LIBOR plus 1.25%. The effective interest rate for revolving credit borrowings amounted to 7.2% in 1998, 7.0% in 1997, and 7.5% in 1996. Interest on the base rate option is payable quarterly in arrears while interest on the LIBOR option is payable at the end of the LIBOR interest period, which ranges from one to six months. The agreement also includes a commitment fee of .25% of the unused portions of the revolver and Iowa Term Loan, payable quarterly in arrears. The Company's borrowing rate increased to LIBOR plus 1.5% commencing March 1, 1999.

In March 1999, the Credit Facility was amended to increase the Iowa Term Loan component from $17,000 to $21,000, to extend the agreement expiration date to June 30, 2002, to waive an interest coverage covenant violation at December 31, 1998 and amend future interest coverage requirements, and to add an additional 25 basis point pricing tier to the Premium schedule. The Company is in compliance with all covenants after obtaining the interest coverage waiver.

The revolving credit agreement balance includes $2,353 and $5,199 of checks issued that have not cleared the bank as of December 31, 1998 and 1997, respectively.

8. TERM LOANS:
   -----------

In May 1997, the Company entered into a $10,000 loan agreement with a domestic bank to finance the fixed asset portion of the Southeastern acquisition. The loan agreement includes a 10 year $3,500 term loan component, and a seven year $6,500 term loan component (the Southeastern Term Loans). The term loans are secured by the real estate and equipment acquired from Southeastern and are repayable in quarterly installments that commenced September 1, 1997. Interest is charged at LIBOR plus the same Premium associated with the Company's Credit Facility.

In 1993, the Company completed a $10,000 refinancing of certain of its real estate in Minnesota, Connecticut, Illinois, and Ohio in the form of taxable rate notes. The term of the notes is 15 years with annual principal payments of $700 for the first 10 years and $600 for years 11 through 15. The notes are backed by a three year bank letter of credit, expiring October 15, 2001, and are secured by mortgages on the real estate financed. The interest rate changes each week based on the taxable rate note market.

The amended Iowa Term Loan allows draws to be made through April 30, 1999 and requires annual principal repayments of 10% of the amount borrowed to commence May 30, 1999.

The long-term portion of term loans at December 31, 1998 and 1997, consisted of the following:

                                             Effective Interest
               Description                    Rate at 12/31/98        1998          1997
               ------------                   ----------------    ------------   ----------

Southeastern Term Loans                             6.5%          $     6,804    $   8,081
Taxable rate notes                                  6.9%                5,800        6,500
Iowa Term Loan                                      6.6%               15,300        5,500
Other                                               4.0%                  193           67
                                                                  ------------   ----------
                                                                   $   28,097    $  20,148
                                                                  ------------   ----------


9. INDUSTRIAL REVENUE BONDS:
   -------------------------

The long-term portion of industrial revenue bonds at December 31, 1998 and 1997, consisted of the following:

                                                             Effective Interest
                   Description of Bonds                       Rate at 12/31/98      1998         1997
                   --------------------                       ----------------    ----------   ----------
$6,000 variable rate bonds due 1995 through 2004                    5.6%          $   3,000    $   3,600
$4,800 variable rate bonds due 1992 through 2004                    5.5%              2,000        2,350
$2,660 variable rate bonds due 1992 through 2004                    5.2%              1,085        1,295
                                                                                  ----------   ----------
                                                                                  $   6,085    $   7,245
                                                                                  ----------   ----------

These bonds are backed by standby letters of credit, expiring June 30, 2002 with the revolving credit bank group, which has a first lien on certain land, building and equipment.


10. SCHEDULED DEBT MATURITIES, INTEREST, DEBT CARRYING VALUES AND COVENANTS:
    ------------------------------------------------------------------------

Scheduled maturities of all long-term debt for the years succeeding December 31, 1998 are $4,888 in 1999, $4,864 in 2000, $4,869 in 2001, $4,876 in both 2002 and
2003, and $14,697 thereafter. These scheduled maturities include amortization of the $17,000 outstanding at December 31, 1998 under the Iowa Term Loan, which allows draws for up to $21,000 to be made through April 30, 1999.

The overall effective interest rate for all debt amounted to 6.9% in 1998, 6.7% in 1997, and 7.1% in 1996. Interest paid totaled $5,124, $4,579, and $4,628, for the years ended December 31, 1998, 1997 and 1996, respectively. Amounts paid relative to the accounts receivable securitization program totaled $3,858 in 1998, $3,736 in 1997 and $3,236 in 1996. Interest of $1,082, $156, and $92, was
capitalized in 1998, 1997 and 1996, respectively, in connection with constructing and equipping facilities.

Management believes the carrying values of its long-term debt approximate their fair values, as each of the Company's debt arrangements bear interest at rates that vary based on a bank's base rate, LIBOR, the short-term tax exempt revenue bond index or taxable rate note market.

Under its debt agreements, the Company is subject to certain covenants such as minimum net worth, capital expenditure limitations, and interest coverages. The Company is in compliance with all of its covenants after obtaining a waiver from its lenders for a December 31, 1998 interest coverage covenant violation.


11. INCOME TAXES:
    -------------

The components of the Company's net deferred tax asset or liability at December 31 are as follows:

              Asset / (Liability)                         1998             1997
              -------------------                     ------------     -------------

Accrued income taxes                                  $     1,642      $       (695)

Current deferred income taxes:
  LIFO inventory reserves                                    (583)             (583)
  Asset write-down                                          1,774                --
  Tax credit carryforward                                     861                --
  Other temporary items                                       475               942
                                                      ------------    --------------
Total current deferred income taxes                         2,527               359
                                                      ------------    --------------
Accrued and deferred income taxes                           4,169              (336)
                                                      ------------    --------------

Long-term deferred income taxes:
  Goodwill                                                  1,643            (1,483)
  LIFO inventory reserve                                       --              (583)
  Tax in excess of book depreciation                       (4,702)           (4,112)
  Other temporary items                                      (449)              146
                                                      ------------    --------------
Total long-term deferred income taxes                      (3,508)           (6,032)
                                                      ============    ==============
Total current and deferred income taxes               $       661     $      (6,368)
                                                      ============    ==============

The following table reconciles the U.S. federal statutory rate to the Company's effective tax rate:

                                                            1998             1997            1996
                                                         -----------      -----------     ------------
U.S. federal statutory rate                                   35.0%            35.0%           35.0%
State and local taxes, net of federal benefit                  2.0              2.0             2.5
Asset write-down                                              (5.5)            --              --
All other, net                                                 1.0              0.5             0.3
                                                         -----------      -----------     ------------
Effective income tax rate                                     32.5%            37.5%           37.8%
                                                         -----------      -----------     ------------

The tax provision includes a current provision of $1,255, $4,495, and $9,266, and a deferred expense or (benefit) of ($5,314), $813, and ($697), in 1998, 1997 and 1996, respectively. Income taxes paid in 1998, 1997 and 1996, totaled $3,202, $4,459, and $10,113, respectively.

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

Retirement plan expense amounted to $2,346, $2,258, and $2,001 for the years ended December 31, 1998, 1997, and 1996, respectively.

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

During 1997 and 1996, nonqualified options to purchase 8,000, and 12,500 shares, respectively, were issued under the Option Plan to the Company's outside directors and certain key employees. No options were issued in 1998. All outstanding options have been issued at an exercise price of $15.50 per share, except for the 1997 options, which were issued at $14.63 per share. Since adoption of the Option Plan, options to purchase 8,000 shares have been exercised, all during 1996. Options to purchase 142,500 shares were outstanding at December 31, 1998, of which 95,800 were exercisable.

In 1996, the Company adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." The Black-Scholes option-pricing model was used to determine that the pro forma impact of compensation expense from options granted was immaterial for all years presented.

14. COMMITMENTS AND CONTINGENCIES:
    ------------------------------

The Company leases certain warehouses, sales offices and processing equipment under long-term lease agreements. The leases are classified as operating and expire at various dates through 2004. In some cases the leases include options to extend. Rent expense was $2,278, $2,175, and $2,634 for the years ended December 31, 1998, 1997 and 1996, respectively.

Future minimum lease payments as of December 31, 1998 are as follows:

                     1999                      $    1,320
                     2000                           1,168
                     2001                             988
                     2002                             800
                     2003                             588
               Thereafter                             421
                                               --------------
                                               $    5,285
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


15. RELATED PARTY TRANSACTIONS:
    ---------------------------

A related entity handles a portion of the freight activity for the Company's Cleveland division. Payments to this entity approximated $2,383, $2,906, and $3,117 for the years ended December 31, 1998, 1997 and 1996, respectively. There is no common ownership or management of this entity with the Company. Another related entity owns one of the Cleveland warehouses and leases it to the Company at an annual rental of $195. The lease expires June 2000 and has two remaining renewal options of 10 years each.

                       SUPPLEMENTARY FINANCIAL INFORMATION

UNAUDITED QUARTERLY RESULTS OF OPERATIONS
(in thousands, except per share amounts)

1998                                        1ST         2ND         3RD          4TH(b)      YEAR
----                                     ---------   ---------   ---------    ---------    ---------

Net sales                                $ 155,707   $ 152,254   $ 132,035    $ 136,193    $ 576,189

Gross margin                                32,298      32,009      27,827       28,511      120,645

Operating income (loss)                      5,633       5,254       1,497      (16,923)      (4,539)

Income (loss) before taxes                   3,644       3,292        (482)     (18,944)     (12,490)

Net income (loss)                        $   2,259   $   2,041   $    (299)   $ (12,432)   $  (8,431)

   Net income (loss) per share           $    0.21   $    0.19   $   (0.03)   $   (1.16)   $   (0.79)

   Weighted average shares outstanding      10,692      10,692      10,692       10,692       10,692

Market price of common stock: (a)
   High                                  $   17.13   $   16.25   $   12.88    $    7.94    $   17.13
   Low                                       13.69       12.50        6.13         5.00         5.00

1997                                        1ST         2ND         3RD          4TH         YEAR
----                                     ---------   ---------   ---------    ---------    ---------
Net sales                                $ 149,473   $ 157,595   $ 145,223    $ 155,785    $ 608,076

Gross margin                                30,643      32,392      30,145       31,825      125,005

Operating income                             5,526       6,227       5,094        5,260       22,107

Income before taxes                          3,911       4,304       2,744        3,196       14,155

Net income                               $   2,445   $   2,689   $   1,715    $   1,998    $   8,847

   Net income per share                  $    0.23   $    0.25   $    0.16    $    0.19    $    0.83

   Weighted average shares outstanding      10,692      10,692      10,692       10,692       10,692

Market price of common stock: (a)
   High                                  $   26.13   $   17.50   $   21.38    $   16.75    $   26.13
   Low                                       16.50       13.63       15.38        12.38        12.38


(a) Represents high and low closing quotations as reported by NASDAQ.

(b) Includes an asset write-down charge of $19,056 recorded in fourth quarter 1998 operating expenses.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by Item 10 as to the Directors of the Registrant will be incorporated herein by reference to the information set forth under the captions "Election of Directors and Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's definitive proxy statement for its April 23, 1999 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION

Information required by Item 11 will be incorporated herein by reference to the information set forth under the caption "Executive Officers' Compensation" in the Registrant's definitive proxy statement for its April 23, 1999 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by Item 12 will be incorporated herein by reference to the information set forth under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the Registrant's definitive proxy statement for its April 23, 1999 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by Item 13 will be incorporated herein by reference to the information set forth under the caption "Related Transactions and Compensation Interlocks" in the Registrant's definitive proxy statement for its April 23, 1999 Annual Meeting of Shareholders.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K


         (a)(1) THE FOLLOWING FINANCIAL STATEMENTS ARE INCLUDED IN PART II,
         ITEM 8:

         Report of Independent Public Accountants

         Consolidated Statements of Income for the Years Ended December 31, 1998, 1997 and 1996

         Consolidated Balance Sheets as of December 31, 1998 and 1997

         Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996

         Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 1998, 1997 and 1996

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

         (b) REPORTS ON FORM 8-K. No reports were filed on Form 8-K during the fourth quarter of 1998.

                              OLYMPIC STEEL, INC.

                                INDEX TO EXHIBITS

Exhibit                                     Description Of Document                              Sequential Page No.
-------                                     -----------------------                              ------------------
3.1(i)           Amended and Restated Articles of Incorporation                                           (a)

3.1(ii)          Amended and Restated Code of Regulations                                                 (a)

4.1              Credit Agreement dated October 4, 1996 by and among the Registrant, three                (b)
                 banks and National City Bank, Agent

4.2              First Amendment to Credit Agreement dated January 24, 1997 by and among the              (c)
                 Registrant, three banks and National City Bank, Agent

4.3              Second Amendment to Credit Agreement, dated May 30, 1997                                 (d)

4.4              Third Amendment to Credit Agreement, dated July 14, 1997                                 (d)

4.5              Fourth Amendment to Credit Agreement, dated December 8, 1998                            43-49

4.6              Fifth Amendment to Credit Agreement, dated March 10, 1999                               50-61

4.7              Receivables Purchase Agreement dated December 19, 1995 among the Registrant,             (e)
                 Olympic Steel Receivables LLC, Olympic Steel Receivables, Inc. and Clipper
                 Receivables Corporation as Purchaser

4.8              Second Amendment to Receivables Purchase Agreement, dated July 14, 1997                  (d)

                 Information concerning certain of the Registrant's other long-term debt is set forth in Notes 7, 8 and 9 of Notes to Consolidated Financial Statements.
                 The Registrant hereby agrees to furnish copies of such instruments to the
                 Commission upon request.

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

10.5             Executive and General Managers Bonus Plans                                               (a)

10.6             Operating Agreement of Trumark Steel & Processing, LLC, dated December 12,               (f)
                 1997, by and among Michael J. Guthrie, Carlton L. Guthrie and Oly Steel
                 Welding, Inc.

10.7             Carrier Contract Agreement for Transportation Services, dated August 1, 1998,           62-67
                 between Lincoln Trucking Company and the Registrant

10.8             Operating Agreement of Olympic Continental Resources, L.L.C. by and among                (c)
                 Thyssen-Continental Resources LLC, Olympic Steel Trading, Inc. and Uwe T.
                 Schmidt

10.9             Operating Agreement of OLP, LLC, dated April 4, 1997, by and between the U.S.            (g)
                 Steel Group of USX Corporation and Oly Steel Welding, Inc.

                               OLYMPIC STEEL, INC.

                               INDEX TO EXHIBITS

 Exhibit                                    Description Of Document                              Sequential Page No.
 -------                                    -----------------------                              -------------------
 21              List of Subsidiaries                                                                     68
 23              Consent of Arthur Andersen LLP                                                           69
 24              Directors and Officers Powers of Attorney                                                70
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

(d) Incorporated by reference to an Exhibit included in Registrant's Form 10-Q filed with the Commission on August 5, 1997.

(e) Incorporated by reference to an Exhibit included in Registrant's Form 10-K filed with the Commission on March 29, 1996.

(f) Incorporated by reference to an Exhibit included in Registrant's Form 10-K filed with the Commission on March 9, 1998

(g) Incorporated by reference to an Exhibit included in Registrant's Form 10-Q filed with the Commission on May 2, 1997.

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                            OLYMPIC STEEL, INC.

March 12, 1999                              By:  /s/ R. Louis Schneeberger
                                                 -------------------------
                                            R. Louis Schneeberger,
                                            Chief Financial Officer and Director

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS IN THE CAPACITIES INDICATED AND ON THE 12TH DAY OF MARCH, 1999.

March 12, 1999                        /s/ Michael D. Siegal *
                                      -----------------------
                                          Michael D. Siegal
                                          President, Chairman of the Board
                                          and Chief Executive Officer

March 12, 1999                        /s/ R. Louis Schneeberger *
                                      ---------------------------
                                          R. Louis Schneeberger
                                          Chief Financial Officer
                                          and Director

March 12, 1999                        /s/ David A. Wolfort *
                                      ----------------------
                                          David A. Wolfort
                                          Chief Operating Officer
                                          and Director

March 12, 1999                        /s/ Suren A. Hovsepian *
                                      ------------------------
                                          Suren A. Hovsepian
                                          Business Consultant and Director

March 12, 1999                        /s/ Richard T. Marabito *
                                      -------------------------
                                          Richard T. Marabito
                                          Treasurer and Corporate Controller
                                          (Principal Accounting Officer)

March 12, 1999                        /s/ Martin H. Elrad *
                                      ---------------------
                                          Martin H. Elrad, Director

March 12, 1999                        /s/ Thomas M. Forman   *
                                      ------------------------
                                          Thomas M. Forman, Director

March 12, 1999                        /s/ Betsy S. Atkins *
                                      ---------------------
                                          Betsy S. Atkins, Director

* The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to the Powers of Attorney executed by the above-named officers and Directors of the Company and filed with the Securities and Exchange Commission on behalf of such officers and Directors.

By:   /s/ R. Louis Schneeberger                           March 12, 1999
      ---------------------------------------------
      R. Louis Schneeberger, Attorney-in-Fact