Form 10-Q
period 1999-03-31
OLYMPIC STEEL INC
filed 1999-05-13
CIK 917470

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999
                                                 --------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                         Commission File Number 0-23320
                                                -------


                               OLYMPIC STEEL, INC.
             (Exact name of registrant as specified in its charter)

                    Ohio                                  34-1245650
      -------------------------------               ----------------------
      (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                Identification Number)

      5096 Richmond Road, Bedford Heights, Ohio              44146
      -----------------------------------------     -----------------------
      (Address of principal executive offices)             (Zip Code)

        Registrant's telephone number, including area code (216) 292-3800
                                                            -------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

                   Class                     Outstanding as of May 7, 1999
      -------------------------------        ------------------------------
      Common stock, without par value                 10,684,500

================================================================================

                               OLYMPIC STEEL, INC.
                               INDEX TO FORM 10-Q



                                                                        Page No.
                                                                        --------

PART I.        FINANCIAL INFORMATION

       ITEM 1. FINANCIAL STATEMENTS

               Consolidated Balance Sheets - March 31, 1999 and              3
                 December 31, 1998

               Consolidated Statements of Income - for the
                 three months ended March 31, 1999 and 1998                  4

               Consolidated Statements of Cash Flows - for the
                 three months ended March 31, 1999 and 1998                  5

               Notes to Consolidated Financial Statements                  6-8

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS                      9-15


PART II.       OTHER INFORMATION

       ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                             15

SIGNATURES                                                                  16



                                    2 of 16

PART I. FINANCIAL INFORMATION



                               OLYMPIC STEEL, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                   March 31,        December 31,
                                                     1999               1998
                                                  -----------       ------------
                                                  (unaudited)

                 ASSETS
Cash                                               $     814          $   1,825
Accounts receivable                                   15,933              3,096
Inventories                                          112,517            121,407
Prepaid expenses and other                             5,699              5,752
                                                   ---------          ---------
  Total current assets                               134,963            132,080
                                                   ---------          ---------
Property and equipment                               146,827            144,762
Accumulated depreciation                             (27,161)           (25,450)
                                                   ---------          ---------
  Net property and equipment                         119,666            119,312
                                                   ---------          ---------
Goodwill                                               3,700              3,726
Investments in joint ventures                            728                990
                                                   ---------          ---------
  Total assets                                     $ 259,057          $ 256,108
                                                   =========          =========

               LIABILITIES

Current portion of long-term debt                  $   4,862          $   4,888
Accounts payable                                      29,249             28,911
Accrued payroll                                        3,053              2,977
Other accrued liabilities                              7,304              6,449
                                                   ---------          ---------
  Total current liabilities                           44,468             43,225
                                                   ---------          ---------
Revolving credit agreement                            37,423             37,450
Term loans                                            27,773             28,097
Industrial revenue bonds                               6,085              6,085
                                                   ---------          ---------
  Total long-term debt                                71,281             71,632
                                                   ---------          ---------
Deferred income taxes                                  4,272              3,508
                                                   ---------          ---------
  Total liabilities                                  120,021            118,365
                                                   ---------          ---------

           SHAREHOLDERS' EQUITY

Preferred stock                                            -                  -
Common stock                                         106,319            106,319
Retained earnings                                     32,717             31,424
                                                   ---------          ---------
  Total shareholders' equity                         139,036            137,743
                                                   ---------          ---------
  Total liabilities and shareholders' equity       $ 259,057          $ 256,108
                                                   =========          =========


      The accompanying notes are an integral part of these balance sheets.




                                     3 of 16

                               OLYMPIC STEEL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      For the Three Months Ended March 31,
                (in thousands, except per share and tonnage data)

                                                        1999             1998
                                                     -----------       ---------
                                                     (unaudited)

Tons sold
  Direct                                                 251,550        289,177
  Toll                                                    52,424         55,411
                                                      ----------     ----------
                                                         303,974        344,588
                                                      ----------     ----------
Net sales                                             $  129,147     $  155,707
Cost of sales                                             99,031        123,409
                                                      ----------     ----------
  Gross margin                                            30,116         32,298

Operating expenses
  Warehouse and processing                                 7,974          8,761
  Administrative and general                               7,046          6,931
  Distribution                                             4,301          4,589
  Selling                                                  3,760          3,605
  Occupancy                                                1,233          1,126
  Depreciation and amortization                            1,876          1,653
                                                      ----------     ----------
    Total operating expenses                              26,190         26,665
                                                      ----------     ----------
    Operating income                                       3,926          5,633
Loss from joint ventures                                    (262)          (116)
                                                      ----------     ----------
  Income before financing costs and taxes                  3,664          5,517
Interest expense                                             870            964
Receivable securitization expense                            692            909
                                                      ----------     ----------
  Income before taxes                                      2,102          3,644
Income taxes                                                 809          1,385
                                                      ----------     ----------
    Net income                                        $    1,293     $    2,259
                                                      ==========     ==========
    Net income per share                              $     0.12     $     0.21
                                                      ==========     ==========
    Weighted average shares outstanding                   10,692         10,692
                                                      ==========     ==========


        The accompanying notes are an integral part of these statements.



                                    4 of 16

                               OLYMPIC STEEL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      For the Three Months Ended March 31,
                                 (in thousands)

                                                        1999             1998
                                                    -----------        ---------
                                                             (unaudited)

Cash flows from operating activities:
  Net income                                         $  1,293          $  2,259
  Adjustments to reconcile net income to net
    cash from (used for) operating activities-
      Depreciation and amortization                     1,876             1,653
      Loss from joint ventures                            262               116
      Long-term deferred income taxes                     764               197
                                                     --------          --------
                                                        4,195             4,225

Changes in working capital:
  Accounts receivable                                 (12,837)          (14,672)
  Inventories                                           8,890            10,593
  Prepaid expenses and other                               36              (289)
  Accounts payable                                        338             1,943
  Accrued payroll and other accrued liabilities           931               169
                                                     --------          --------
                                                       (2,642)           (2,256)
                                                     --------          --------
    Net cash from operating activities                  1,553             1,969
                                                     --------          --------

Cash flows from investing activities:
  Facility construction and improvements               (1,144)           (3,157)
  Equipment purchases and deposits                       (651)           (4,135)
  Other capital expenditures, net                        (392)             (240)
                                                     --------          --------
    Net cash used for investing activities             (2,187)           (7,532)
                                                     --------          --------

Cash flows from financing activities:
  Revolving credit agreement                              (27)            3,839
  Borrowings (repayments) of term loans and IRB's        (350)            3,505
                                                     --------          --------
    Net cash from (used for) financing activities        (377)            7,344
                                                     --------          --------

Cash:
  Net change                                           (1,011)            1,781
  Beginning balance                                     1,825             1,748
                                                     --------          --------
  Ending balance                                     $    814          $  3,529
                                                     ========          ========


        The accompanying notes are an integral part of these statements.



                                    5 of 16

                               OLYMPIC STEEL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1999


The accompanying consolidated financial statements have been prepared from the financial records of Olympic Steel, Inc. (Olympic or the Company) and its wholly-owned subsidiaries, without audit and reflect all adjustments which are, in the opinion of management, necessary to fairly present the results of the interim periods covered by this report. All significant intercompany transactions and balances have been eliminated in consolidation. Investments in the Company's joint ventures are accounted for under the equity method. Certain amounts in the 1998 consolidated financial statements have been reclassified to conform to the 1999 presentation.


(1) EARNINGS PER SHARE:

Earnings per share have been calculated based on the weighted average number of shares outstanding. Basic and diluted earnings per share are the same, as the effect of dilutive outstanding stock options is immaterial.


(2) ACCOUNTS RECEIVABLE:

As of March 31, 1999, and December 31, 1998, $55 million and $57 million, respectively, of receivables were sold under the Company's accounts receivable securitization program. Receivables sold are reflected as a reduction of accounts receivable in the accompanying consolidated balance sheets.


(3) LONG-TERM DEBT:

Interest rates under the Company's various credit agreements are generally based on LIBOR plus a premium determined quarterly, which varies with the Company's operating performance and financial leverage. Commencing March 1, 1999, the LIBOR premium increased from 1.25% to 1.5%. The overall effective interest rate for all debt for the quarters ended March 31, 1999 and 1998 was 6.6% and 6.8%, respectively.




                                    6 of 16

The Company's bank credit agreement includes a secured $21 million term loan component to finance the construction and equipping of the new temper mill and plate processing facility in Iowa (the Iowa Term Loan). As of April 30, 1999, the entire $21 million Iowa Term Loan was borrowed. Annual 10% principal repayments of $2.1 million commence May 30, 1999.

Included in the revolving credit balances on the accompanying consolidated balance sheets are $15.3 million and $2.3 million of checks issued that have not cleared the bank as of March 31, 1999 and December 31, 1998, respectively.

In April 1999, the Company entered into a $6 million, 5.1% fixed rate tax-exempt industrial development bond financing agreement with a domestic lender. Proceeds from the bonds, which have been deposited into an escrow account and are invested in commercial paper funds, will be used for the construction and equipping of a new $7 million, 87,000 square foot plate processing and machining facility in Chambersburg, Pennsylvania. The new facility is expected to be completed in the third quarter of 1999. The loan agreement includes a 15-year, $3.1 million real estate component, and a 10-year, $2.9 million equipment component. Quarterly repayments commence October 1, 1999. The Chambersburg land, building and equipment secure the outstanding debt. Capitalized interest associated with the Chambersburg project totaled $25 thousand in the first quarter of 1999.


(4) STOCK OPTIONS:

On April 23, 1999, additional non-qualified options to purchase 184,333 shares of common stock were issued to the Company's outside directors, executive officers and senior managers at an option price of $8.75, the market value of a share of common stock at the grant date. After issuance of the new grants, options to purchase 326,833 shares were outstanding, of which 117,800 were exercisable at prices ranging from $14.63 to $15.50 per share.


(5) STOCK REPURCHASE:

On April 23, 1999, the Company's board of directors authorized a one-year program to purchase up to 1 million shares of Olympic common stock. Repurchased shares will be held in treasury and will be available for general corporate purposes.




                                    7 of 16

(6) JOINT VENTURE:

In December 1998, the Company wrote-down its entire 45% joint venture investment in Olympic Continental Resources LLC (OCR), a broker of scrap metal and alternate iron products. Effective April 30, 1999, Atlas Iron Processors, Inc. (Atlas), no longer has an ownership interest in the OCR joint venture, and OCR has ceased all business transactions with Atlas as of that date. OCR continues its ongoing business as a joint venture between Olympic and Uwe T. Schmidt, OCR's Chief Executive Officer. Olympic remains a guarantor of OCR's outstanding bank debt, up to a maximum of $10 million. OCR's outstanding bank debt at March 31, 1999 totaled $12 million.


(7) SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid during the three months ended March 31, 1999 and 1998 totaled $1 million and $1.2 million, respectively. Income taxes paid during the March 31, 1999 and 1998 quarters totaled $58 thousand and $1.2 million, respectively.




                                    8 of 16

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

       The Company's results of operations are affected by numerous external factors, such as general economic and political conditions, competition, steel pricing and availability, and work stoppages by automotive manufacturers.

       Olympic sells a broad range of products, many of which have different gross margins. Products that have more value-added processing generally have a greater gross margin. Accordingly, the Company's overall gross margin is affected by product mix and the amount of processing performed, as well as volatility in selling prices and material purchase costs. The Company performs toll processing of customer-owned steel, the majority of which is performed by its Lafayette Steel and Southern operations. Toll processing generally results in lower selling prices and gross margin dollars per ton but higher gross margin percentages than the Company's direct sales.

       The Company's 1999 first quarter results include the results of the Company's JNT machining operation, the net assets of which were acquired effective June 26, 1998. JNT is a machining center currently operating from its facility in McConnellsburg, Pennsylvania, until construction of a new 87,000 square foot plate processing and machining facility is completed in nearby Chambersburg, Pennsylvania.

       The Company's three joint ventures include: Olympic Laser Processing
(OLP), a company formed in April 1997 to process laser welded sheet steel blanks for the automotive industry; Trumark Steel & Processing (TSP), a company formed in December 1997, to support the flat-rolled steel requirements of the automotive industry as a Minority Business Enterprise (MBE); and Olympic Continental Resources (OCR), a company formed in January 1997 to buy, sell and trade ferrous and non-ferrous metals and alternate iron products to steel mills and scrap processors. In December 1998, the Company wrote-down its entire 45% joint venture investment in OCR. Effective April 30, 1999, Atlas Iron Processors, Inc. (Atlas), no longer has an ownership interest in the OCR joint venture, and OCR has ceased all business transactions with Atlas as of that date. OCR continues its ongoing business as a joint venture between Olympic and Uwe T. Schmidt, OCR's Chief Executive Officer. The Company's 50% interest in OLP and 49% interest in TSP are accounted for under the equity method. The Company guarantees portions of




                                    9 of 16
outstanding debt under all three of the joint venture companies' bank credit facilities. As of March 31, 1999, Olympic guaranteed up to $10 million of OCR's $12 million of outstanding debt, and 50% of OLP's $16.9 million and 49% of TSP's $2.9 million of outstanding debt on a several basis.

       OLP has constructed a new facility and has initially equipped it with two laser-welding lines. Prototyping has begun on both welding lines and production has begun on one line. The Company expects OLP start-up costs to continue through 1999, as both welding lines are not expected to be operating at full capacity until the second half of 2000. TSP obtained certification as an MBE from the Michigan Minority Business Development Council in December 1998, and anticipates ramping up to full production by the end of the second quarter of 1999. Start-up costs for both OLP and TSP have been expensed as incurred.

       Financing costs include interest expense on debt and costs associated with the Company's accounts receivable securitization program (the Financing Costs). Interest rates paid by the Company under its credit agreement are generally based on LIBOR plus a premium (the Premium) determined quarterly, which varies based on the Company's operating performance and financial leverage. Receivable securitization costs are based on commercial paper rates calculated on the amount of receivables sold.

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

       The collective bargaining agreement covering personnel at the Company's Minneapolis plate facility was renewed for a four-year period ending March 31, 2003.




                                    10 of 16

RESULTS OF OPERATIONS

       Tons sold decreased 11.8% to 304 thousand in the first quarter of 1999 from 345 thousand for the first quarter of 1998. Tons sold in the first quarter of 1999 included 252 thousand from direct sales and 52 thousand from toll processing, compared with 289 thousand direct tons and 56 thousand tolling tons in the comparable period of last year. The decrease in direct tons sold is primarily attributable to weaker demand from agricultural equipment manufacturers and a decline in sales to the Company's automotive customers. One less scheduled shipping day and several lost shipping days due to bad weather conditions also adversely affected first quarter 1999 tons sold.

       Net sales decreased 17.1% to $129.1 million for the first quarter of 1999 from $155.7 million for 1998. Average selling prices declined 6% between years, primarily due to the lingering effect of declines in the market price of steel experienced in the second half of 1998. An increase in the proportion of toll sales to direct sales in 1999 also impacted the decline in average selling prices.

       As a percentage of net sales, gross margin increased to 23.3% for the first quarter of 1999 from 20.7% for 1998. The increase reflects the impact of selling a larger proportion of processed steel, a decline in lower margin automotive sales, enhanced inventory management, and the increased proportion of toll sales in 1999.

       Operating expense decreased 1.8% from $26.7 million to $26.2 million. However, on a per ton basis, operating expenses increased to $86.16 for the first quarter of 1999 from $77.38 for 1998. As a percentage of net sales, operating expenses increased to 20.3% for the first quarter of 1999 from 17.1% for 1998. Operating expenses in the first quarter of 1999 include approximately $1 million of incremental start-up costs for the Iowa temper mill and plate processing facility which is expected to reach production capacity in the second half of 1999. The Company has not made permanent reductions in its operating expenses since it believes the decline in net sales is a temporary, cyclical event.

       Losses from joint ventures totaled $262 thousand in the first quarter of 1999, compared to $116 thousand in 1998. The increase is primarily due to higher start-up costs at OLP in 1999.




                                    11 of 16

       Financing Costs for the first quarter of 1999 decreased to $1.6 million from $1.9 million in the first quarter of 1998. Average borrowings outstanding in the 1999 period decreased primarily as a result of lower inventory levels. Receivable securitization expense declined due to lower 1999 sales, resulting in less accounts receivables sold than in the first quarter of 1998. The Company's effective bank borrowing rate declined to 6.6% in the 1999 period, from 6.8% for 1998. The Company's Premium increased to 1.5% over LIBOR commencing March 1, 1999.

       Pretax income for the first quarter of 1999 decreased to $2.1 million from $3.6 million for 1998. Income taxes approximated 38.5% of pretax income in the first quarter of 1999 compared to 38% for 1998.

       Net income for the first quarter of 1999 totaled $1.3 million, or $.12 per share, compared to $2.3 million, or $.21 per share for 1998.


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

       Net cash from operating activities primarily represents net income plus non-cash charges for depreciation, amortization and losses from joint ventures, as well as changes in working capital. During the first three months of 1999, $1.6 million of net cash was provided from operating activities, consisting of $4.2 million of cash generated from net income and non-cash charges offset by $2.6 million of cash used for working capital purposes.

       Working capital at March 31, 1999 increased by $1.6 million since December 31, 1998. The increase is primarily attributable to a $12.8 million increase in accounts receivable, offset by an $8.9 million decrease in inventories. The accounts receivable increase is the result of traditionally stronger March sales as compared to December sales. December historically




                                    12 of 16
represents the lowest sales period of each year for the Company. The inventory decrease is attributable to enhanced inventory management during 1999.

       As of March 31, 1999, and December 31, 1998, $55 million and $57 million, respectively, of eligible receivables were sold under the Company's accounts receivable securitization program. The amount of trade receivables sold by the Company typically changes monthly depending upon the level of defined eligible receivables available for sale at each month end.

       During the first three months of 1999, net cash used for investing activities totaled $2.2 million, primarily consisting of progress payments made for the new plate processing and machining facility being constructed in Chambersburg, Pennsylvania. Olympic plans to spend approximately $7 million on the project, of which $1.2 million was spent in the first quarter of 1999. The new facility is projected to be completed in the third quarter of 1999. In April 1999, the Company entered into a $6 million, 5.1% fixed rate tax-exempt industrial development bond financing agreement (IDB) with a domestic lender to finance the Chambersburg project. Quarterly IDB repayments commence October 1, 1999.

       Cash flows used for financing activities primarily consisted of net repayments under the Company's revolving credit agreement and scheduled payments under its other existing long-term agreements. On April 23, 1999, the Company's board of directors authorized a one-year program to purchase up to 1 million shares of Olympic common stock (Stock Purchase). The cost of purchasing such shares will be funded from the Company's revolving credit facility.

       As of March 31, 1999, approximately $45.6 million in unused availability existed under the Company's revolving credit and accounts receivable securitization facilities. As of April 30, 1999, the entire $21 million Iowa term loan was borrowed. The Company believes that funds available under its revolving credit facility, other credit and financing agreements and funds generated from operations will be sufficient to provide the Company with the liquidity necessary to fund its anticipated working capital, capital expenditure requirements and the Stock Purchase over the next 12 months. Capital requirements are subject to change as business conditions warrant and opportunities arise. In connection with its internal and external expansion strategies, the Company may from time to time seek additional funds to finance other new facilities, acquisitions and significant improvements to processing equipment to respond to customers' demands.




                                    13 of 16

YEAR 2000 COMPLIANCE

       The year 2000 (Y2K) problem refers to computer applications using only the last two digits to refer to a year rather than all four digits. As a result, these applications could fail or create erroneous results if they recognize "00" as the year 1900 rather than the year 2000, or if they will not recognize "00" as a legitimate year value.

       The Company has had a project in place since the second half of 1996 to deal with these issues. Olympic has budgeted approximately $1 million to remediate its affected systems. The project has been staffed by in-house MIS and user personnel, with the exception of the plant equipment assessment, which was performed by outside experts. These costs are recorded as normal operating expenses as incurred.

       In addressing the Y2K issues, Olympic has taken initiatives in three general areas: (i) information technology (IT) and communication systems,
(ii) non-IT systems and (iii) related third party issues. The Company remains on budget and on schedule for the project as described in its "Year 2000 Compliance" disclosure made in its 1998 Form 10-K, with the exception of certain compliance tasks that were originally targeted for completion by the beginning of the second quarter that are now expected to be completed by June 30, 1999.

       Olympic's description of its Y2K compliance issue is based upon information obtained by Olympic through evaluations of Olympic's IT and communication systems, and customer and supplier Y2K compliance assurances. No assurance can be given that the Company will be able to address the Y2K issues for all of its software and applications in a timely manner or that it will not encounter unexpected difficulties or significant expenses relating to adequately addressing the Y2K issue. If Olympic or the major customers or suppliers with whom Olympic does business fail to address adequately the Y2K issues, or Olympic fails to successfully integrate or convert its computer systems generally, Olympic's business or results of operations could be materially adversely affected. The Company is unable to provide assurances for eventualities not known in advance, or for multiple or simultaneous occurrences beyond its capability to handle with the resources available. The Y2K disclosures presented in this section are considered to be a "Year 2000 Readiness Disclosure" under the provisions of the "Year 2000 Information and Readiness Disclosure Act" of 1998. For additional disclosure of the Company's Y2K program, refer to the Company's 1998 Form 10-K, filed with the Securities and Exchange Commission on March 19, 1999.




                                    14 of 16

FORWARD-LOOKING INFORMATION

       This document contains various forward-looking statements and information that are based on management's beliefs as well as assumptions made by and information currently available to management. When used in this document, the words "expect," "believe," "anticipate," "plan" and similar expressions are intended to identify forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks, uncertainties and assumptions including, but not limited to, general business and economic conditions; competitive factors such as the availability and pricing of steel and fluctuations in demand, specifically in the automotive market; work stoppages by automotive or steel manufacturers; potential equipment malfunction; equipment installation and facility construction delays, particularly for the Chambersburg expansion project; and the successes of its joint ventures. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those expected, believed, anticipated or planned. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date hereof.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

        Exhibit 27 - Financial Data Schedule




                                    15 of 16

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                               OLYMPIC STEEL, INC.
                               (Registrant)



Date: May 7, 1999              By: /s/ R. Louis Schneeberger
                                   --------------------------------------
                                   R. Louis Schneeberger
                                   Chief Financial Officer




                               By: /s/ Richard T. Marabito
                                   --------------------------------------
                                   Richard T. Marabito
                                   Treasurer and Corporate Controller
                                   (Principal Accounting Officer)



                                    16 of 16