Form 10-Q
period 1999-06-30
OLYMPIC STEEL INC
filed 1999-08-10
CIK 917470

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999
                                                 -------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                         Commission File Number 0-23320
                                               --------

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

        Registrant's telephone number, including area code (216) 292-3800
                                                          ----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

                 Class                    Outstanding as of August 6, 1999
     -------------------------------      --------------------------------
     Common stock, without par value                 10,374,200


================================================================================

                                    1 of 18

                               OLYMPIC STEEL, INC.
                               INDEX TO FORM 10-Q

                                                                                 PAGE NO.
                                                                                 --------

PART I.            FINANCIAL INFORMATION

          ITEM 1.  FINANCIAL STATEMENTS

                   Consolidated Balance Sheets - June 30, 1999 and                   3
                     December 31, 1998

                   Consolidated Statements of Income - for the three and six
                     months ended June 30, 1999 and 1998                             4

                   Consolidated Statements of Cash Flows - for the six
                     months ended June 30, 1999 and 1998                             5

                   Notes to Consolidated Financial Statements                      6-8

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS                            9-16


PART II.           OTHER INFORMATION

          ITEM 4.  Submission of Matters to a Vote of Security Holders              17

          ITEM 6.  Exhibits and Reports on Form 8-K                                 17

SIGNATURES                                                                          18


                                    2 of 18

Part I.  FINANCIAL INFORMATION

                               OLYMPIC STEEL, INC.
                           CONSOLIDATED BALANCE SHEETS

                                 (in thousands)

                                                 June 30,   December 31,
                                                   1999         1998
                                                ---------    ---------
                                               (unaudited)

                   Assets

Cash                                            $      83    $   1,825
Accounts receivable                                13,950        3,096
Inventories                                       108,412      121,407
Prepaid expenses and other                          5,316        5,752
                                                ---------    ---------
   Total current assets                           127,761      132,080
                                                ---------    ---------
Property and equipment                            150,151      144,762
Accumulated depreciation                          (28,937)     (25,450)
                                                ---------    ---------
   Net property and equipment                     121,214      119,312
                                                ---------    ---------
Unexpended industrial revenue bond funds            5,921           --
Goodwill                                            3,674        3,726
Investments in joint ventures                         593          990
                                                ---------    ---------
   Total assets                                 $ 259,163    $ 256,108
                                                =========    =========

                   Liabilities

Current portion of long-term debt               $   5,264    $   4,888
Accounts payable                                   21,049       28,911
Accrued payroll                                     3,670        2,977
Other accrued liabilities                           7,166        6,449
                                                ---------    ---------
   Total current liabilities                       37,149       43,225
                                                ---------    ---------
Revolving credit agreement                         37,150       37,450
Term loans                                         29,155       28,097
Industrial revenue bonds                           11,741        6,085
                                                ---------    ---------
   Total long-term debt                            78,046       71,632
                                                ---------    ---------
Deferred income taxes                               5,249        3,508
                                                ---------    ---------
   Total liabilities                              120,444      118,365
                                                ---------    ---------

                    Shareholders' Equity

Preferred stock                                        --           --
Common stock                                      103,896      106,319
Retained earnings                                  34,823       31,424
                                                ---------    ---------
   Total shareholders' equity                     138,719      137,743
                                                ---------    ---------
   Total liabilities and shareholders' equity   $ 259,163    $ 256,108
                                                =========    =========



      The accompanying notes are an integral part of these balance sheets.

                                    3 of 18

                               OLYMPIC STEEL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                (in thousands, except per share and tonnage data)


                                              Three Months Ended          Six Months Ended
                                                   June 30,                   June 30,
                                             ----------------------    ----------------------
                                               1999         1998          1999        1998
                                             ---------    ---------    ---------    ---------

                                                                (unaudited)
Tons sold

   Direct                                      270,112      283,025      521,662      572,202
   Toll                                         58,513       65,528      110,937      120,939
                                             ---------    ---------    ---------    ---------
                                               328,625      348,553      632,599      693,141
                                             ---------    ---------    ---------    ---------

Net sales                                    $ 133,548    $ 152,254    $ 262,695    $ 307,961

Cost of sales                                  100,998      120,245      200,029      243,654
                                             ---------    ---------    ---------    ---------

   Gross margin                                 32,550       32,009       62,666       64,307

Operating expenses

   Warehouse and processing                      8,937        8,748       16,911       17,509
   Administrative and general                    7,003        6,939       14,049       13,870
   Distribution                                  4,425        4,629        8,726        9,218
   Selling                                       3,882        3,703        7,642        7,308
   Occupancy                                     1,119        1,035        2,352        2,161
   Depreciation and amortization                 1,891        1,701        3,767        3,354
                                             ---------    ---------    ---------    ---------

      Total operating expenses                  27,257       26,755       53,447       53,420
                                             ---------    ---------    ---------    ---------

      Operating income                           5,293        5,254        9,219       10,887

Loss from joint ventures                          (135)         (89)        (397)        (205)
                                             ---------    ---------    ---------    ---------

   Income before financing costs and taxes       5,158        5,165        8,822       10,682

Interest expense                                   949          813        1,819        1,777
Receivable securitization expense                  784        1,060        1,476        1,969
                                             ---------    ---------    ---------    ---------

   Income before taxes                           3,425        3,292        5,527        6,936

Income taxes                                     1,319        1,251        2,128        2,636
                                             ---------    ---------    ---------    ---------

      Net income                             $   2,106    $   2,041    $   3,399    $   4,300
                                             =========    =========    =========    =========

      Net income per share                   $    0.20    $    0.19    $    0.32    $    0.40
                                             =========    =========    =========    =========

      Weighted average shares outstanding       10,565       10,692       10,626       10,692
                                             =========    =========    =========    =========



        The accompanying notes are an integral part of these statements.

                                    4 of 18

                               OLYMPIC STEEL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED JUNE 30,

                                 (in thousands)


                                                           1999        1998
                                                         --------    --------
                                                             (unaudited)

Cash flows from operating activities:
   Net income                                            $  3,399    $  4,300
   Adjustments to reconcile net income to net
      cash from (used for) operating activities-
         Depreciation and amortization                      3,767       3,354
         Loss from joint ventures                             397         205
         Long-term deferred income taxes                    1,741         436
                                                         --------    --------
                                                            9,304       8,295

Changes in working capital:
   Accounts receivable                                    (10,854)     (6,780)
   Inventories                                             12,995       1,393
   Prepaid expenses and other                                 403         191
   Accounts payable                                        (7,862)        994
   Accrued payroll and other accrued liabilities            1,410         251
                                                         --------    --------
                                                           (3,908)     (3,951)
                                                         --------    --------
      Net cash from operating activities                    5,396       4,344
                                                         --------    --------

Cash flows from investing activities:
   Acquisition of JNT (net of working capital of $113)         --        (755)
   Facility construction and improvements                  (2,792)     (6,458)
   Equipment purchases and deposits                        (1,916)     (6,968)
   Other capital expenditures, net                           (876)       (550)
                                                         --------    --------
      Net cash used for investing activities               (5,584)    (14,731)
                                                         --------    --------

Cash flows from financing activities:
   Proceeds from IRB issuance                               5,973          --
   Unexpended IRB funds                                    (5,921)         --
   Repurchase of common stock                              (2,423)         --
   Revolving credit agreement                                (300)      6,278
   Term loans and IRB's                                     1,117       6,478
                                                         --------    --------
      Net cash from (used for) financing activities        (1,554)     12,756
                                                         --------    --------

Cash:
   Net change                                              (1,742)      2,369
   Beginning balance                                        1,825       1,748
                                                         --------    --------
   Ending balance                                        $     83    $  4,117
                                                         ========    ========



        The accompanying notes are an integral part of these statements.


                                    5 of 18

                               OLYMPIC STEEL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999


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


(1)   SHARES OUTSTANDING AND EARNINGS PER SHARE:

In April 1999, the Company's board of directors authorized a one-year program to purchase up to 1 million shares of Olympic common stock. During the quarter ended June 30, 1999, the Company repurchased 292,800 shares at an average price of $8.25 per share. Repurchased shares are held in treasury and are available for general corporate purposes.

Earnings per share have been calculated based on the weighted average number of shares outstanding. Basic and diluted earnings per share are the same, as the effect of outstanding stock options is not dilutive.


(2)   ACCOUNTS RECEIVABLE:

As of June 30, 1999, and December 31, 1998, $55 million and $57 million, respectively, of receivables were sold under the Company's accounts receivable securitization program. Receivables sold are reflected as a reduction of accounts receivable in the accompanying consolidated balance sheets. In July, 1999, the receivables securitization agreement was amended to extend the agreement termination date to December 19, 2002.


                                    6 of 18

(3)   LONG-TERM DEBT:

Interest rates under the Company's various credit agreements are primarily based on LIBOR plus a premium determined quarterly, which varies with the Company's operating performance and financial leverage. Since March 1, 1999, the LIBOR premium has been 1.5%. The overall effective interest rate for all debt for both the three and six month periods ended June 30, 1999 was 6.8%, compared to 7.0% and 6.9%, for the respective periods in 1998.

The Company's bank credit agreement includes a secured $21 million term loan component to finance the construction and equipping of the new temper mill and plate processing facility in Iowa (the Iowa Term Loan). On May 30, 1999 the first annual 10% principal repayment of $2.1 million was made.

Included in the revolving credit balances on the accompanying consolidated balance sheets are $13.9 million and $2.4 million of checks issued that have not cleared the bank as of June 30, 1999 and December 31, 1998, respectively.

In April 1999, the Company entered into a $6 million, 5.1% fixed rate tax-exempt industrial development bond financing agreement with a domestic lender. Proceeds from the bonds, which have been deposited into an escrow account and are invested in commercial paper funds, are being used for the construction and equipping of a new $7 million, 87,000 square foot plate processing and machining facility in Chambersburg, Pennsylvania. The new facility is expected to be completed in the third quarter of 1999. The loan agreement includes a 15-year, $3.1 million real estate component, and a 10-year, $2.9 million equipment component. Quarterly repayments commence October 1, 1999. The Chambersburg land, building and equipment secure the outstanding debt. Capitalized interest associated with the Chambersburg project has totaled $81 thousand in the first half of 1999.


(4)   STOCK OPTIONS:

On April 23, 1999, additional non-qualified options to purchase 184,333 shares of common stock were issued to the Company's outside directors, executive officers and senior managers at an option price of $8.75, the market value of a share of common stock at the grant date. After issuance of the new grants, options to purchase 316,833 shares were outstanding, of which 111,600 were exercisable at prices ranging from $14.63 to $15.50 per share.

                                    7 of 18

(5)   JOINT VENTURE:

In December 1998, the Company wrote-down its entire 45% joint venture investment in Olympic Continental Resources LLC (OCR), a broker of scrap metal and alternate iron products. Effective April 30, 1999, Atlas Iron Processors, Inc. (Atlas), no longer has an ownership interest in the OCR joint venture, and OCR has ceased all business transactions with Atlas as of that date. OCR continues as a joint venture between Olympic and Uwe T. Schmidt, OCR's Chief Executive Officer. However, the Company does not expect any future contribution from OCR, as the venture is winding-down its operations. Olympic remains a guarantor of OCR's outstanding bank debt, up to a maximum of $10 million. OCR's outstanding bank debt at July 30, 1999 totaled $5.2 million. OCR's lenders have indicated that they will no longer fund the OCR loan after August 31, 1999. Olympic will assume all OCR receivables, inventory, and accounts payable, and repay any loan balance outstanding as of that date.


(6)   SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid during the six months ended June 30, 1999 and 1998 totaled $1.9 million and $2.3 million, respectively. Income taxes paid during the first half of 1999 and 1998 totaled $159 thousand and $3.1 million, respectively.


                                    8 of 18

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

         The Company's 1999 first half results include the results of the Company's JNT machining operation, the net assets of which were acquired effective June 26, 1998. JNT is a machining center currently operating from its facility in McConnellsburg, Pennsylvania, until construction of a new 87,000 square foot plate processing and machining facility is completed in nearby Chambersburg, Pennsylvania.

         The Company's three joint ventures include: Olympic Laser Processing
(OLP), a company formed in April 1997 to process laser welded sheet steel blanks for the automotive industry; Trumark Steel & Processing (TSP), a company formed in December 1997, to support the flat-rolled steel requirements of the automotive industry as a Minority Business Enterprise (MBE); and Olympic Continental Resources (OCR), a company formed in January 1997 to buy, sell and trade ferrous and non-ferrous metals and alternate iron products to steel mills and scrap processors. In December 1998, the Company wrote-down its entire 45% joint venture investment in OCR. Effective April 30, 1999, Atlas Iron Processors, Inc. (Atlas), no longer has an ownership interest in the OCR joint venture, and OCR has ceased all business transactions with Atlas as of that date. OCR continues as a joint venture between Olympic and Uwe T. Schmidt, OCR's Chief Executive Officer. However, the Company does not expect any future contribution from OCR, as the venture is winding down its operations. The Company's 50% interest in OLP and 49% interest in TSP are accounted for under the equity method. The Company guarantees portions of outstanding debt under all three of the joint venture companies' bank credit facilities.

                                    9 of 18

As of June 30, 1999, Olympic guaranteed all of OCR's $6.9 million of outstanding debt, and 50% of OLP's $17.0 million and 49% of TSP's $3.0 million of outstanding debt on a several basis. OCR's lenders have indicated that they will no longer fund the OCR loan after August 31, 1999. Olympic will assume all OCR receivables, inventory, and accounts payable, and repay any loan balance outstanding as of that date. As of July 30, 1999, OCR's outstanding debt totaled $5.2 million.

         OLP has constructed a new facility and has initially equipped it with two laser-welding lines. Prototyping has begun on both welding lines and production has begun on one line. The Company expects OLP start-up costs to continue through 1999, as both welding lines are not expected to be operating at full capacity until the second half of 2000. TSP obtained certification as an MBE from the Michigan Minority Business Development Council in December 1998, and began operating profitably in the second quarter of 1999. Start-up costs for joint ventures have been expensed as incurred.

         Financing costs include interest expense on debt and costs associated with the Company's accounts receivable securitization program (the Financing Costs). Interest rates paid by the Company under its credit agreement are based on LIBOR plus a premium (the Premium) determined quarterly, which varies based on the Company's operating performance and financial leverage. Receivable securitization costs are based on commercial paper rates calculated on the amount of receivables sold.

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

                                    10 of 18

RESULTS OF OPERATIONS

         Tons sold decreased 5.7% to 329 thousand in the second quarter of 1999 from 349 thousand for the second quarter of 1998, and 8.7% in the first half of 1999 to 633 thousand from 693 thousand in the first half of 1998. Tons sold in the second quarter of 1999 included 270 thousand from direct sales and 59 thousand from toll processing, compared with 283 thousand direct tons and 66 thousand tolling tons in the comparable period of last year. Tons sold in the first half of 1999 included 522 thousand from direct sales and 111 thousand from toll processing, compared with 572 thousand direct tons and 121 thousand tolling tons in the first half of last year. The decrease in direct tons sold is primarily attributable to continued weak demand from agricultural equipment manufacturers and other service centers, and a decline in sales to the Company's automotive customers.

         Net sales decreased 12.3% to $133.5 million for the second quarter of 1999 from $152.3 million for 1998. For the first half, net sales decreased 14.7% to $262.7 million from $308 million in the prior year period. Average selling prices declined 7.0% and 6.5% for the three and six month periods, respectively, primarily due to continued market price declines resulting from excessive supply in certain product lines.

         As a percentage of net sales, gross margin increased to 24.4% for the second quarter of 1999 from 21.0% for 1998, and to 23.9% for the first half of 1999 from 20.9% last year. The increases reflect the impact of selling a larger proportion of processed, higher value-added steel, elimination of lower margin automotive sales, and the decline in sales to other service centers.

         Operating expense increased 1.9% to $27.3 million from $26.8 million in the second quarter of 1999 versus the same period last year. For the first six months, operating expenses remained constant between years at $53.4 million. Due to the decline in volume and average selling prices, operating expenses increased to $82.94 per ton or 20.4% of net sales for the second quarter of 1999, from $76.76 per ton or 17.6% of net sales in 1998. For the first half of 1999, operating expenses totaled $84.49 per ton or 20.3% of net sales, compared to $77.07 per ton or 17.3% of net sales in 1998. Operating expenses in 1999 include approximately $2 million of incremental costs associated with the Iowa temper mill and plate processing facility start-up and the McConnellsburg facility, which was acquired at the end of the second quarter of 1998. The Iowa facility is expected to reach production capacity by the end of 1999.

                                    11 of 18

         Losses from joint ventures totaled $135 thousand in the second quarter of 1999, compared to $89 thousand in 1998. For the first half of 1999, losses from joint ventures totaled $397 thousand compared to $205 thousand. TSP began operating profitably in the second quarter of 1999, while OLP has incurred higher start-up costs in the current year.

         Financing Costs for the second quarter of 1999 decreased to $1.7 million from $1.9 million in 1998. For the first half of 1999, Financing Costs declined to $3.3 million from $3.7 million in 1998. Average borrowings outstanding in the 1999 periods decreased primarily as a result of lower inventory levels. Receivable securitization expense declined due to lower 1999 sales, resulting in less accounts receivables sold than in the comparable periods of 1998. The Company's effective bank borrowing rate for both the second quarter and first six months of 1999 declined to 6.8% from 7.0% and 6.9% for the respective periods in 1998. The Company's Premium has been 1.5% over LIBOR since March 1, 1999.

         Pretax income for the second quarter of 1999 increased to $3.4 million from $3.3 million for 1998. For the first half of 1999, pretax income decreased to $5.5 million from $6.9 million in 1998. Income taxes approximated 38.5% of pretax income in the 1999 periods compared to 38% for 1998.

         Net income for the second quarter of 1999 totaled $2.1 million, or $.20 per share, compared to $2.0 million, or $.19 per share for 1998. For the first six months of 1999, net income totaled $3.4 million, or $.32 per share, compared to $4.3 million, or $.40 per share in 1998. During the second quarter of 1999, the Company repurchased 292,800 shares of its Common Stock. As a result, average shares outstanding totaled 10.565 million and 10.626 million for the three and six month periods of 1999, compared to 10.692 million for both periods of 1998.

                                    12 of 18

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

         Net cash from operating activities primarily represents net income plus non-cash charges for depreciation, amortization and losses from joint ventures, as well as changes in working capital. During the first six months of 1999, $5.4 million of net cash was provided from operating activities, consisting of $9.3 million of cash generated from net income and non-cash charges offset by $3.9 million of cash used for working capital purposes.

         Working capital at June 30, 1999 increased by $1.8 million since December 31, 1998. The most significant components of the working capital change include a $10.9 million increase in accounts receivable and $7.9 million decrease in accounts payable, offset by a $13 million decrease in inventory and $1.7 million decrease in cash. The accounts receivable increase is the result of traditionally stronger June sales as compared to December sales. December historically represents the lowest sales period of each year for the Company. The inventory and accounts payable decreases are attributable to a focus on inventory management during 1999.

         As of June 30, 1999, and December 31, 1998, $55 million and $57 million, respectively, of eligible receivables were sold under the Company's accounts receivable securitization program. The amount of trade receivables sold by the Company typically changes monthly depending upon the level of defined eligible receivables available for sale at each month end.

         During the first half of 1999, net cash used for investing activities totaled $5.6 million, primarily consisting of progress payments made for the new plate processing and machining facility being constructed in Chambersburg, Pennsylvania. Olympic plans to spend approximately $7 million on the project, of which $3.3 million was spent in the first half of 1999. The new facility is projected to be completed in the third quarter of 1999.

                                    13 of 18

         Cash flows used for financing activities totaled $1.6 million, and primarily consisted of $2.4 million used to repurchase shares of Olympic common stock, offset by $1.1 million of final draws, net of repayments, on term loans. In April 1999, the Company's board of directors authorized a one-year program to purchase up to 1 million shares of Olympic common stock (Stock Purchase). The cost of purchasing such shares has been funded from the Company's revolving credit facility. Also in April 1999, the Company entered into a $6 million, 5.1% fixed rate tax-exempt industrial development bond financing agreement (IDB) to finance the Chambersburg project. Quarterly IDB repayments commence October 1, 1999.

         As of June 30, 1999, approximately $45.8 million in unused availability existed under the Company's revolving credit and accounts receivable securitization facilities. The Company believes that funds available under its revolving credit facility, other credit and financing agreements and funds generated from operations will be sufficient to provide the Company with the liquidity necessary to fund its anticipated working capital, capital expenditure requirements, the Stock Purchase, and the assumption of any OCR debt required over the next 12 months. Capital requirements are subject to change as business conditions warrant and opportunities arise. In connection with its internal and external expansion strategies, the Company may from time to time seek additional funds to finance other new facilities, acquisitions and significant improvements to processing equipment to respond to customers' demands.

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

                                    14 of 18

         In addressing the Y2K issues, Olympic has taken initiatives in three general areas: (i) information technology (IT) and communication systems, (ii) non-IT systems and (iii) related third party issues. The Company remains on budget and on schedule for the project as described in its "Year 2000 Compliance" disclosure made in its 1998 Form 10-K. Specifically, all business application software systems have been remediated, tested, and are in production.

         As of July 31, 1999, Olympic's only known exceptions to Y2K compliance are:
         (i) Payroll and Human Resources System. This new system was acquired as a routine upgrade to meet expanded business requirements. It is still in the implementation phase, and is expected to be running live in October 1999. The new system is represented to be Y2K compliant by the vendor.
         (ii) Voice Mail System. The Company has purchased a new, Y2K compliant voice mail system, which is expected to be operational by the end of the third quarter of 1999.

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

                                    15 of 18

FORWARD-LOOKING INFORMATION

         This document contains various forward-looking statements and information that are based on management's beliefs as well as assumptions made by and information currently available to management. When used in this document, the words "expect," "believe," "anticipate," "plan" and similar expressions are intended to identify forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks, uncertainties and assumptions including, but not limited to, general business and economic conditions; competitive factors such as the availability and pricing of steel and fluctuations in demand, specifically in the automotive market; work stoppages by automotive or steel manufacturers; potential equipment malfunction; equipment installation and facility construction delays (particularly for the Chambersburg expansion project); ramp up rates for the new Iowa and Chambersburg facilities; Y2K issues; and the successes of its joint ventures. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those expected, believed, anticipated or planned. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date hereof.


                                    16 of 18

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The Company's annual meeting of shareholders was held on April 23, 1999.

         (b) At the annual meeting, the Company's shareholders elected Michael
         D. Siegal, David A. Wolfort, Thomas M. Forman and Betsy S. Atkins, as Directors for a two-year term, which expires at the annual meeting of shareholders in 2001. The term of office of R. Louis Schneeberger, Suren A. Hovsepian and Martin H. Elrad as Directors, continued after the 1999 meeting; such term expires at the annual shareholders meeting in 2000.

         (c) At the annual meeting, the Company's shareholders ratified the appointment of Arthur Andersen, LLP as auditors of the Company for 1999. The holders of 9,874,002 shares of Common Stock voted to ratify the appointment, the holders of 23,822 shares voted against the ratification, and the holders of 6,745 shares abstained.

         The following tabulation represents voting for the Directors:

                                          For               Withheld Authority
                                    ----------------        ------------------
           Michael D. Siegal           9,656,711                  247,858
           David A. Wolfort            9,657,181                  247,388
           Thomas M. Forman            9,657,381                  247,188
           Betsy S. Atkins             9,652,313                  252,256



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         Exhibit 27 - Financial Data Schedule


                                    17 of 18

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                           OLYMPIC STEEL, INC.
                                           (Registrant)


Date: August 6, 1999                       By: /s/ R. Louis Schneeberger
                                              _________________________
                                           R. LOUIS SCHNEEBERGER
                                           Chief Financial Officer


                                           By: /s/ Richard T. Marabito
                                              _________________________
                                           RICHARD T. MARABITO
                                           Treasurer and Corporate Controller
                                           (Principal Accounting Officer)


                                    18 of 18