Form 10-Q
period 1999-09-30
OLYMPIC STEEL INC
filed 1999-11-12
CIK 917470

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999
                                               ------------------

(   )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                         Commission File Number 0-23320
                                                -------

                               OLYMPIC STEEL, INC.
             (Exact name of registrant as specified in its charter)

             Ohio                                    34-1245650
-------------------------------                  ----------------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                 Identification Number)

5096 Richmond Road, Bedford Heights, Ohio              44146
----------------------------------------             ----------
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

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

               Class                         Outstanding as of November 9, 1999
--------------------------------------      ------------------------------------
    Common stock, without par value                    10,124,200


================================================================================



                                    1 of 17


                                    OLYMPIC STEEL, INC.
                                    INDEX TO FORM 10-Q

                                                                                PAGE NO.
                                                                            --------------

Part I.           FINANCIAL INFORMATION

        ITEM 1.   FINANCIAL STATEMENTS

                  Consolidated Balance Sheets - September 30, 1999 and                3
                    December 31, 1998

                  Consolidated Statements of Income - for the three and nine
                    months ended September 30, 1999 and 1998                          4

                  Consolidated Statements of Cash Flows - for the nine
                    months ended September 30, 1999 and 1998                          5

                  Notes to Consolidated Financial Statements                        6-8

        ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                              9-16


Part II.          OTHER INFORMATION

        ITEM 6.   Exhibits and Reports on Form 8-K                                   16

SIGNATURES                                                                           17



                                    2 of 17


PART I.  FINANCIAL INFORMATION

                                           OLYMPIC STEEL, INC.
                                       CONSOLIDATED BALANCE SHEETS

                                             (in thousands)

                                                                September 30,            December 31,
                                                                   1999                      1998
                                                                ---------                 ---------

                                                                (unaudited)

                           Assets

Cash                                                            $     541                 $   1,825
Accounts receivable                                                21,417                     3,096
Inventories                                                       119,022                   121,407
Prepaid expenses and other                                          4,676                     5,752
                                                                ---------                 ---------

   Total current assets                                           145,656                   132,080
                                                                ---------                 ---------

Property and equipment                                            153,456                   144,762
Accumulated depreciation                                          (30,771)                  (25,450)
                                                                ---------                 ---------

   Net property and equipment                                     122,685                   119,312
                                                                ---------                 ---------

Unexpended industrial revenue bond funds                            5,824                      --
Goodwill                                                            3,648                     3,726
Investments in joint ventures                                         289                       990
                                                                ---------                 ---------

   Total assets                                                 $ 278,102                 $ 256,108
                                                                =========                 =========

                         Liabilities

Current portion of long-term debt                               $   5,474                 $   4,888
Accounts payable                                                   26,692                    28,911
Accrued payroll                                                     4,043                     2,977
Other accrued liabilities                                           7,601                     6,449
                                                                ---------                 ---------

   Total current liabilities                                       43,810                    43,225
                                                                ---------                 ---------

Revolving credit agreement                                         49,330                    37,450
Term loans                                                         28,619                    28,097
Industrial revenue bonds                                           11,741                     6,085
                                                                ---------                 ---------

   Total long-term debt                                            89,690                    71,632
                                                                ---------                 ---------

Deferred income taxes                                               5,239                     3,508
                                                                ---------                 ---------

   Total liabilities                                              138,739                   118,365
                                                                ---------                 ---------

                    Shareholders' Equity

Preferred stock                                                      --                        --
Common stock                                                      103,732                   106,319
Retained earnings                                                  35,631                    31,424
                                                                ---------                 ---------

   Total shareholders' equity                                     139,363                   137,743
                                                                ---------                 ---------

   Total liabilities and shareholders' equity                   $ 278,102                 $ 256,108
                                                                =========                 =========



       The accompanying notes are an integral part of these balance sheets.




                                    3 of 17




                                                         OLYMPIC STEEL, INC.
                                                  CONSOLIDATED STATEMENTS OF INCOME

                                          (in thousands, except per share and tonnage data)


                                                         Three Months Ended                       Nine Months Ended
                                                            September 30,                           September 30,
                                                  ----------------------------------       ---------------------------------
                                                       1999              1998                   1999              1998
                                                  ----------------  ----------------       ---------------   ---------------

                                                                                         (unaudited)
Tons sold
   Direct                                                 259,808           244,365               781,470           816,567
   Toll                                                    46,287            51,236               157,224           172,175
                                                  ----------------  ----------------       ---------------   ---------------

                                                          306,095           295,601               938,694           988,742
                                                  ----------------  ----------------       ---------------   ---------------


Net sales                                               $ 125,168         $ 132,035             $ 387,863         $ 439,996

Cost of sales                                              94,563           104,208               294,592           347,862
                                                  ----------------  ----------------       ---------------   ---------------

   Gross margin                                            30,605            27,827                93,271            92,134

Operating expenses

   Warehouse and processing                                 8,849             9,221                25,760            26,730
   Administrative and general                               7,365             6,496                21,414            20,366
   Distribution                                             4,363             4,295                13,089            13,513
   Selling                                                  3,673             3,522                11,315            10,830
   Occupancy                                                1,086             1,035                 3,438             3,196
   Depreciation and amortization                            1,877             1,761                 5,644             5,115
                                                  ----------------  ----------------       ---------------   ---------------

      Total operating expenses                             27,213            26,330                80,660            79,750
                                                  ----------------  ----------------       ---------------   ---------------

      Operating income                                      3,392             1,497                12,611            12,384

Loss from joint ventures                                     (303)              (46)                 (700)             (251)
                                                  ----------------  ----------------       ---------------   ---------------

   Income before financing costs and taxes                  3,089             1,451                11,911            12,133

Interest expense                                            1,006             1,030                 2,825             2,807
Receivable securitization expense                             769               903                 2,245             2,872
                                                  ----------------  ----------------       ---------------   ---------------

   Income (loss) before taxes                               1,314              (482)                6,841             6,454

Income taxes                                                  506              (183)                2,634             2,453
                                                  ----------------  ----------------       ---------------   ---------------

      Net income (loss)                                      $ 808            $ (299)              $ 4,207           $ 4,001
                                                  ================  ================       ===============   ===============

      Net income (loss) per share                           $ 0.08           $ (0.03)               $ 0.40            $ 0.37
                                                  ================  ================       ===============   ===============

      Weighted average shares outstanding                  10,381            10,692                10,543            10,692
                                                  ================  ================       ===============   ===============



     The accompanying notes are an integral part of these statements.







                                    4 of 17



                                                   OLYMPIC STEEL, INC.
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         FOR THE NINE MONTHS ENDED SEPTEMBER 30,

                                                      (in thousands)

                                                                                   1999                    1998
                                                                                 --------                --------

                                                                               (unaudited)

Cash flows from operating activities:
   Net income                                                                    $  4,207                $  4,001
   Adjustments to reconcile net income to net
      cash from (used for) operating activities-
         Depreciation and amortization                                              5,644                   5,115
         Loss on sale of fixed assets                                                --                       370
         Loss from joint ventures                                                     700                     251
         Long-term deferred income taxes                                            1,731                   1,288
                                                                                 --------                --------

                                                                                   12,282                  11,025

Changes in working capital:
   Accounts receivable                                                            (18,321)                 (8,887)
   Inventories                                                                      2,385                  (9,339)
   Prepaid expenses and other                                                       1,027                     176
   Accounts payable                                                                (2,219)                  2,582
   Accrued payroll and other accrued liabilities                                    2,218                    (628)
                                                                                 --------                --------

                                                                                  (14,910)                (16,096)
                                                                                 --------                --------

      Net cash used for operating activities                                       (2,628)                 (5,071)
                                                                                 --------                --------

Cash flows from investing activities:
   Facility construction and improvements                                          (4,017)                 (7,329)
   Equipment purchases and deposits                                                (3,431)                (10,317)
   Other capital expenditures, net                                                 (1,441)                 (1,657)
   Acquisition of JNT (net of working capital of $113)                               --                      (755)
                                                                                 --------                --------

      Net cash used for investing activities                                       (8,889)                (20,058)
                                                                                 --------                --------

Cash flows from financing activities:
   Proceeds from IRB issuance                                                       5,973                    --
   Unexpended IRB funds                                                            (5,824)                   --
   Repurchase of common stock                                                      (2,587)                   --
   Revolving credit agreement                                                      11,880                  15,744
   Term loans and IRB's                                                               791                   8,556
                                                                                 --------                --------

      Net cash from financing activities                                           10,233                  24,300
                                                                                 --------                --------

Cash:
   Decrease                                                                        (1,284)                   (829)
   Beginning balance                                                                1,825                   1,748
                                                                                 --------                --------

   Ending balance                                                                $    541                $    919
                                                                                 ========                ========

           The accompanying notes are an integral part of these statements.








                                     5 of 17

                               OLYMPIC STEEL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999


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


(1)      SHARES OUTSTANDING AND EARNINGS PER SHARE:

In April 1999, the Company's board of directors authorized a one-year program to purchase up to 1 million shares of Olympic common stock. The Company has repurchased 317,800 shares at an average price of $8.12 per share through September 30, 1999. Repurchased shares are held in treasury and are available for general corporate purposes.

Earnings per share have been calculated based on the weighted average number of shares outstanding. Basic and diluted earnings per share are the same, as the effect of outstanding stock options is not dilutive.


(2)      ACCOUNTS RECEIVABLE:

As of September 30, 1999, and December 31, 1998, $51 million and $57 million, respectively, of receivables were sold under the Company's accounts receivable securitization program. Receivables sold are reflected as a reduction of accounts receivable in the accompanying consolidated balance sheets. In July 1999, the receivables securitization agreement was amended to extend the agreement termination date to December 19, 2002.





                                    6 of 17

(3)      LONG -TERM DEBT:

Interest rates under the Company's various credit agreements are primarily based on LIBOR plus a premium determined quarterly, which varies with the Company's operating performance and financial leverage. Since March 1, 1999, the LIBOR premium has been 1.5%. The overall effective interest rate for all debt for both the three and nine month periods ended September 30, 1999 was 6.8%, compared to 7.0% and 6.9%, for the respective periods in 1998.

The Company's bank credit agreement includes a secured $21 million term loan component which financed the construction and equipping of the Company's temper mill and plate processing facility in Iowa (the Iowa Term Loan). On May 30, 1999 the first annual 10% principal repayment of $2.1 million was made.

The Company did not meet a required interest coverage covenant contained in its bank credit agreement at September 30, 1999. However, the Company and its bank group have agreed to amend the interest coverage requirement effective September 30, 1999.

Included in the revolving credit balances on the accompanying consolidated balance sheets are $11.7 million and $2.4 million of checks issued that have not cleared the bank as of September 30, 1999 and December 31, 1998, respectively.

In April 1999, the Company entered into a $6 million, 5.1% fixed rate tax-exempt industrial development bond financing agreement. Proceeds from the bonds, which have been deposited into an escrow account and are invested in commercial paper funds, are being used for the construction and equipping of a new $7 million, 87,000 square foot plate processing and machining facility in Chambersburg, Pennsylvania. The loan agreement includes a 15-year, $3.1 million real estate component, and a 10-year, $2.9 million equipment component. Quarterly repayments commenced October 1, 1999. The Chambersburg land, building and equipment secure the outstanding debt. Capitalized interest associated with the Chambersburg project has totaled $158 thousand in 1999. Interest will be expensed commencing in the fourth quarter of 1999.




                                    7 of 17

STOCK OPTIONS:

On April 23, 1999, additional non-qualified options to purchase 184,333 shares of common stock were issued to the Company's outside directors, executive officers and senior managers at an option price of $8.75, the market value of a share of common stock at the grant date. As of September 30, 1999, options to purchase 306,833 shares were outstanding, of which 101,600 were exercisable at prices ranging from $14.63 to $15.50 per share.


(4)      JOINT VENTURE:

In December 1998, the Company wrote-down its entire 45% joint venture investment in Olympic Continental Resources LLC (OCR), a broker of scrap metal and alternate iron products. Effective April 30, 1999, Atlas Iron Processors, Inc. (Atlas) ownership interest in the OCR joint venture ceased, and all OCR business transactions with Atlas also ceased.

During the third quarter of 1999, Olympic announced the dissolution of OCR. Olympic, as guarantor of OCR's bank debt, made a payment to extinguish all $4.7 million of OCR outstanding bank debt, and simultaneously assumed all remaining OCR receivables, inventory, and accounts payable, which are included in the September 30, 1999, consolidated financial statements of the Company.


(5)      SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid during the nine months ended September 30, 1999 and 1998 totaled $2.9 million and $3.6 million, respectively. Income taxes paid during the first nine months of 1999 and 1998 totaled $224 thousand and $3.2 million, respectively.



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

         The Company's 1999 results include the results of its JNT machining operation, the net assets of which were acquired effective June 26, 1998. In September 1999, the JNT operation was relocated, and is now operating from a newly constructed 87,000 square foot plate processing and machining facility in Chambersburg, Pennsylvania.

         The Company's two joint ventures include: Olympic Laser Processing
(OLP), a company formed in April 1997 to process laser welded sheet steel blanks for the automotive industry; and Trumark Steel & Processing (TSP), a company formed in December 1997, to support the flat-rolled steel requirements of the automotive industry as a Minority Business Enterprise (MBE). The Company's 50% interest in OLP and 49% interest in TSP are accounted for under the equity method. The Company guarantees portions of outstanding debt under both of the joint venture companies' bank credit facilities. As of September 30, 1999, Olympic guaranteed 50% of OLP's $17.6 million and 49% of TSP's $3.0 million of outstanding debt on a several basis.




                                    9 of 17

         OLP has constructed a new facility and has initially equipped it with two laser-welding lines. Prototyping has begun on both welding lines and production has begun on one line. The Company expects OLP start-up costs to continue until both welding lines are operating at full capacity, which is not expected to occur until the second half of 2000. TSP obtained certification as an MBE from the Michigan Minority Business Development Council in December 1998, and has been operating profitably since the second quarter of 1999.
Start-up costs for joint ventures have been expensed as incurred.

         In December 1998, the Company wrote-down its entire 45% joint venture investment in Olympic Continental Resources (OCR), a company formed in January 1997 to buy, sell and trade ferrous and non-ferrous metals and alternate iron products to steel mills and scrap processors. Effective April 30, 1999, Atlas Iron Processors, Inc. (Atlas) 45% ownership interest in the OCR joint venture ceased, and all OCR business transactions with Atlas also ceased. During the third quarter of 1999, Olympic announced the dissolution of OCR. Olympic, as guarantor of OCR's bank debt, made a payment to extinguish all $4.7 million of OCR outstanding bank debt, and simultaneously assumed all remaining OCR receivables, inventory, and accounts payable, which are included in the September 30, 1999, consolidated financial statements of the Company.

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





                                    10 of 17

RESULTS OF OPERATIONS

         Tons sold increased 3.6% to 306 thousand in the third quarter of 1999 from 296 thousand for the third quarter of 1998, but decreased 5.1% in the first nine months of 1999 to 939 thousand from 989 thousand in the same period of 1998. Tons sold in the third quarter of 1999 included 260 thousand from direct sales and 46 thousand from toll processing, compared with 245 thousand direct tons and 51 thousand tolling tons in the third quarter of last year. Tons sold in the first nine months of 1999 included 782 thousand from direct sales and 157 thousand from toll processing, compared with 817 thousand direct tons and 172 thousand tolling tons last year. The year-to-date decrease in direct tons sold is primarily attributable to continued weak demand from agricultural equipment manufacturers, especially for unprocessed steel plate products, and a decline in sales to the Company's automotive customers and other service centers. The Company anticipates demand from agricultural-related customers to remain weak for the foreseeable future.

         Net sales decreased 5.2% to $125.2 million for the third quarter of 1999 from $132 million for 1998. For the first nine months, net sales decreased 11.8% to $387.9 million from $440 million in the prior year period. Average selling prices declined 8.5% and 7.1% for the three and nine-month periods, respectively, resulting from continued excessive supply and price instability in certain product lines.

         As a percentage of net sales, gross margin increased to 24.5% for the third quarter of 1999 from 21.1% for 1998, and to 24.0% for the first nine months of 1999 from 20.9% last year. The increases reflect the continued impact of selling a larger proportion of processed, higher value-added steel, and elimination of certain lower margin automotive sales. During the next several quarters, anticipated supply-side steel price increases may pressure gross margins, as the Company potentially may not be able to pass all such increases to customers.

         Operating expense increased 3.4% to $27.2 million from $26.3 million in the third quarter of 1999 versus the same period last year. For the first nine months, operating expenses increased 1.1% to $80.7 million from $79.8 million. Due to the decline in average selling prices, operating expenses for the third quarter increased to 21.7% of net sales, from 19.9% of net sales in 1998, but decreased to $88.90 per ton sold from $89.07, last year. For the first nine months of 1999, operating expenses increased to $85.93 per ton or 20.8% of net sales, compared to $80.66 per ton or 18.1% of net sales in 1998.





                                    11 of 17

         Operating expenses in 1999 include approximately $3.9 million of incremental costs associated with the Iowa temper mill and plate processing facility start-up, and the JNT operation, the assets of which were acquired in June 1998. The Iowa facility is not expected to reach production capacity and profitability until 2000 due to the continued weak demand from agricultural equipment manufacturers. The newly constructed Chambersburg facility, which now houses the JNT operation, is expected to incur additional start-up costs through the remainder of 1999.

         The Company engaged a strategic planning consulting firm during the third quarter of 1999. An initial component of the strategic effort will focus on reducing the Company's operating expenses by 7% to 10% in the year 2000, as compared to 1999. Third and fourth quarter 1999 operating expenses include approximately $400 thousand of costs associated with the strategic consulting process.

         Losses from joint ventures totaled $303 thousand in the third quarter of 1999, compared to $46 thousand in 1998. For the first nine months of 1999, losses from joint ventures totaled $700 thousand compared to $251 thousand in 1998. OLP has incurred higher start-up costs in 1999, as a result of the facility and equipment becoming operational.

         Financing Costs for the third quarter of 1999 decreased to $1.8 million from $1.9 million in 1998. For the first nine months of 1999, Financing Costs declined to $5.1 million from $5.7 million in 1998. Average borrowings outstanding in the 1999 periods decreased primarily as a result of lower inventory levels. Receivable securitization expense declined due to lower 1999 sales, resulting in less accounts receivables sold than in the comparable periods of 1998. The Company's effective bank borrowing rate for both the third quarter and first nine months of 1999 declined to 6.8% from 7.0% and 6.9% for the respective periods in 1998. The Company's Premium has been 1.5% over LIBOR since March 1, 1999. The Company's Premium is expected to increase by 25 basis points, commencing December 1, 1999.

         Pretax income for the third quarter of 1999 totaled $1.3 million compared to a loss of $0.5 million for 1998. For the first nine months of 1999, pretax income increased to $6.8 million from $6.5 million in 1998. Income taxes approximated 38.5% of pretax income for the 1999 periods compared to 38% for 1998.

         Net income for the third quarter of 1999 totaled $0.8 million, or $.08 per share, compared to a net loss of $0.3 million, or $.03 per share for 1998. For the first nine months of 1999, net income totaled $4.2 million, or $.40 per share, compared to $4.0 million, or $.37 per share in 1998.



                                    12 of 17

         During the third quarter of 1999, the Company repurchased 25,000 additional shares of its Common Stock, resulting in 317,800 total shares repurchased through September 30, 1999. Average shares outstanding totaled
10.381 million and 10.543 million for the three and nine month periods of 1999, compared to 10.692 million for both periods of 1998.


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

         Net cash from operating activities primarily represents net income plus non-cash charges for depreciation, amortization and losses from joint ventures, as well as changes in working capital. During the first nine months of 1999, $2.6 million of net cash was used for operating activities, consisting of $12.3 million of cash generated from net income and non-cash charges offset by $14.9 million of cash used for working capital purposes.

         Working capital at September 30, 1999 increased by $13 million since December 31, 1998. The most significant component of the working capital change include an $18.3 million increase in accounts receivable, which is the result of including $3.4 million of OCR's accounts receivable in the Company's consolidated balance sheet at September 30, 1999, and traditionally stronger September sales as compared to December sales. December historically represents the lowest sales period of each year for the Company.

         As of September 30, 1999, and December 31, 1998, $51 million and $57 million, respectively, of eligible receivables were sold under the Company's accounts receivable securitization program. The amount of trade receivables sold by the Company typically changes monthly depending upon the level of defined eligible receivables available for sale at each month end.





                                    13 of 17

         During the first nine months of 1999, net cash used for investing activities totaled $8.9 million, primarily consisting of $4.7 million of progress payments spent on the new $7 million plate processing and machining facility constructed in Chambersburg, Pennsylvania. The Company has committed to purchase a new $4.2 million slitting and packaging line for its Detroit operation. The equipment is expected to be installed and operational during the second half of 2000.

         Cash flows from financing activities totaled $10.2 million, and primarily consisted of $11.9 million of net borrowings under its credit agreement, offset by $2.6 million used to repurchase shares of Olympic common stock. In April 1999, the Company's board of directors authorized a one-year program to purchase up to 1 million shares of Olympic common stock (Stock Purchase). The cost of purchasing such shares has been funded from the Company's revolving credit facility. Also in April 1999, the Company entered into a $6 million, 5.1% fixed rate tax-exempt industrial development bond financing agreement (IDB) to finance the Chambersburg project. Quarterly IDB repayments commenced October 1, 1999.

         The Company did not meet a required interest coverage covenant contained in its bank credit agreement at September 30, 1999. However, the Company and its bank group have agreed to amend the interest coverage requirement effective September 30, 1999.

         As of September 30, 1999, approximately $37.7 million in unused availability existed under the Company's revolving credit and accounts receivable securitization facilities. The Company believes that funds available under its revolving credit facility, other credit and financing agreements and funds generated from operations will be sufficient to provide the Company with the liquidity necessary to fund its anticipated working capital, capital expenditure requirements, and any additional Stock Purchases over the next 12 months. Capital requirements are subject to change as business conditions warrant and opportunities arise. In connection with its internal and external expansion strategies, the Company may from time to time seek additional funds to finance other new facilities, acquisitions and significant improvements to processing equipment to respond to customers' demands.


YEAR 2000 COMPLIANCE

         The year 2000 (Y2K) problem refers to computer applications using only the last two digits to refer to a year rather than all four digits. As a result, these applications could fail or


                                    14 of 17
create erroneous results if they recognize "00" as the year 1900 rather than the year 2000, or if they will not recognize "00" as a legitimate year value.

         The Company has had a project in place since the second half of 1996 to deal with these issues. Olympic has expensed approximately $1 million to remediate or replace its affected systems. The project has been staffed by in-house MIS and other personnel, with the exception of plant equipment assessments, which were performed by outside experts.

         In addressing Y2K issues, Olympic has taken initiatives in three general areas: (i) information technology (IT) and communication systems, (ii) non-IT systems and (iii) related third party issues. The Company remains on budget and on schedule for the project as described in its "Year 2000 Compliance" disclosure made in its 1998 Form 10-K. Specifically, all business application software systems have been remediated, tested, and are in use. The Company's new Y2K compliant payroll and human resources system has been operational since October 1, 1999. As of October 31, 1999, Olympic's only known exception to Y2K compliance is its voice mail system. The Company has purchased a new, Y2K compliant voice mail system, which is expected to be operational in the fourth quarter of 1999.

         The Company has also established a detailed assessment and contingency plan for the January 1, 2000 weekend to identify and act upon any Y2K issues that may arise.

         Olympic's description of its Y2K compliance issue is based upon information obtained by Olympic through evaluations of its IT and communication systems, and customer and supplier Y2K compliance assurances. No assurance can be given that the Company will be able to address the Y2K issues for all of its software and applications in a timely manner or that it will not encounter unexpected difficulties or significant expenses relating to adequately addressing the Y2K issue. If Olympic or the major customers or suppliers with whom Olympic does business fail to address adequately the Y2K issues, or Olympic fails to successfully integrate or convert its computer systems generally, Olympic's business or results of operations could be materially adversely affected. The Company is unable to provide assurances for eventualities not known in advance, or for multiple or simultaneous occurrences beyond its capability to handle with the resources available. The Y2K disclosures presented in this section are considered to be a "Year 2000 Readiness Disclosure" under the provisions of the "Year 2000 Information and Readiness Disclosure Act" of 1998. For additional disclosure of the Company's Y2K program, refer to the Company's 1998 Form 10-K, filed with the Securities and Exchange Commission on March 19, 1999.



                                    14 of 17

FORWARD-LOOKING INFORMATION

         This document contains various forward-looking statements and information that are based on management's beliefs as well as assumptions made by and information currently available to management. When used in this document, the words "expect," "believe," "anticipate," "plan" and similar expressions are intended to identify forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks, uncertainties and assumptions including, but not limited to, general business and economic conditions; competitive factors such as the availability and pricing of steel and fluctuations in demand, specifically in the automotive and agricultural markets; work stoppages by automotive or steel manufacturers; potential equipment malfunction; equipment installation and facility construction delays; ramp up rates for the OLP joint venture and new Iowa and Chambersburg facilities; Y2K issues; and the successes of its joint ventures. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those expected, believed, anticipated or planned. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date hereof.


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


                                       OLYMPIC STEEL, INC.
                                       (Registrant)


Date:    November 12, 1999             By:  /s/ R. Louis Schneeberger
                                          -------------------------------------
                                            R. Louis Schneeberger
                                            Chief Financial Officer


                                       By:  /s/ Richard T. Marabito
                                           ------------------------------------
                                            Richard T. Marabito
                                            Treasurer and Corporate Controller
                                            (Principal Accounting Officer)












                                    17 of 17