Form 10-K
period 1999-12-31
OLYMPIC STEEL INC
filed 2000-03-20
CIK 917470

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE YEAR ENDED DECEMBER 31, 1999

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                         Commission File Number 0-23320

                              OLYMPIC STEEL, INC.
             (Exact name of registrant as specified in its charter)

                     OHIO                             34-1245650
----------------------------------------------  ----------------------
       (State or other jurisdiction of             (I.R.S. Employer
        incorporation or organization)          Identification Number)

  5096 RICHMOND ROAD, BEDFORD HEIGHTS, OHIO             44146
----------------------------------------------  ----------------------
   (Address of principal executive offices)           (Zip Code)

       Registrant's telephone number, including area code (216) 292-3800

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                        Common Stock, without par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

     As of March 6, 2000, the aggregate market value of voting stock held by nonaffiliates of the registrant based on the closing price at which such stock was sold on The NASDAQ Stock Market on such date approximated $33,029,000. The number of shares of Common Stock outstanding as of March 6, 2000 was 9,971,100.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Registrant intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days of the close of its fiscal year ended December 31, 1999, portions of which document shall be deemed to be incorporated by reference in Part I and Part III of this Annual Report on Form 10-K from the date such document is filed.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

THE COMPANY

     The Company is a leading North American steel service center that processes and distributes flat-rolled carbon, stainless and tubular steel products from 14 facilities in eight midwestern and eastern states. The Company also participates in two joint ventures in Michigan. The Company operates as an intermediary between steel producers and manufacturers that require processed steel for their operations. The Company purchases flat-rolled steel typically from steel producers and responds to its customers' needs by processing steel to customer specifications and by providing critical inventory and just-in-time delivery services. Such services reduce customers' inventory levels, as well as save time, labor and expense for customers, thereby reducing their overall production costs. The Company's services include both traditional service center processes of cutting-to-length, slitting, shearing and roll forming and higher value-added processes of blanking, tempering, plate burning, laser welding, and precision machining of steel parts.

     The Company is organized into four regional operations with domestic processing and distribution facilities in Connecticut, Georgia, Pennsylvania, Ohio, Michigan, Illinois, Iowa, and Minnesota, servicing a diverse base of over 3,100 active customers located throughout the midwestern, eastern and southern United States. Its international sales office is located in Pittsburgh, Pennsylvania and services customers primarily in Mexico and Puerto Rico.

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

     End product manufacturers and other steel users have increasingly sought to purchase steel on shorter lead times and with more frequent and reliable deliveries than can normally be provided by steel producers. Steel service centers generally have lower labor costs than steel producers and consequently process steel on a more cost-effective basis. In addition, due to this lower cost structure, steel service centers are able to handle orders in quantities smaller than would be economical for steel producers. The net results to customers purchasing products from steel service centers are lower inventory levels, lower overall cost of raw materials, more timely response and decreased manufacturing time and operating expense. The Company believes that the increasing prevalence of just-in-time delivery requirements has made the value-added inventory, processing and delivery functions performed by steel service centers increasingly important.

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

     The new management team changed the Company's business strategy from a focus on warehousing and distributing steel from a single facility with no major processing equipment to a focus on growth, geographic and customer diversity and value-added processing. An integral part of the Company's growth has been the acquisition and start-up of several processing and sales operations, and the continued investment in processing equipment.

     In March 1994, the Company completed an initial public offering, and in August 1996, completed a follow-on offering of its Common Stock.

BUSINESS STRATEGY

     The Company believes that the steel service center and processing industry continues to be driven by four primary trends: increased outsourcing of manufacturing processes by domestic manufacturers; shift by customers to fewer and larger suppliers; increased customer demand for higher quality products and services; and consolidation of industry participants.

     In recognition of these industry dynamics, the Company has historically focused its business strategy on achieving profitable growth through the start-up, acquisition, or joint venture partnering of service centers, processors, and related businesses, and continued investments in higher value-added processing equipment and services, while continuing its commitment to expanding and improving its sales and servicing efforts and information systems.

     In the third quarter of 1999, the Company hired a strategic planning firm to assist the Company with its strategic initiatives. Assistance from the strategic consulting firm concludes at the end of the first quarter of 2000. Phase I of the process focuses on expense reduction and management, and the establishment and communication of five specific operating objectives for 2000 for all locations, except those in startup: (i) increase tons sold; (ii) reduce operating expenses; (iii) improve on-time delivery; (iv) improve quality directives; and (v) improve inventory turns.

     Phase II of the strategic planning process began in December 1999, and involves four other efforts:

     (i)   Creating a plan to support the newly developed strategy statement:
           "Olympic Steel will achieve superior shareholder returns by being a large, growing, multi-regional supplier of flat-rolled steel to targeted customers offering consistent quality, on-time delivery, competitive cost, and value-added services of custom technical, material application and informational support."

     (ii) Conducting business process reviews to gain an understanding of the Company's business processes, identify inefficiencies, and redesign the process to be more efficient and cost effective. The Company is initially focusing on three impact areas that include order entry; warehouse scheduling and planning; and demand planning, forecasting and communicating. Process reviews and redesigns will be an on-going effort at Olympic.

     (iii) Analyzing the Company's customer base and creating a marketing plan to ensure that those customers that fit Olympic's strategic plan are properly targeted and serviced.

     (iv) Redesigning the information and reports that are generated and distributed to key managers to focus on those matters important to achieving strategic goals.

     Olympic believes its depth of management, strategically located facilities, information systems, reputation for quality and customer service, extensive and experienced sales force, and supplier relationships provide a strong foundation for implementation of its strategy. Certain elements of the Company's strategy are set forth in more detail below.

     INVESTMENT IN VALUE-ADDED PROCESSING EQUIPMENT. An integral part of the Company's growth has been the purchase of major processing equipment and construction of facilities. The Company's philosophy is that equipment purchases should be driven by customer demand, and Olympic will continue to invest in processing equipment to support such demand. When the results of sales and marketing efforts indicate that there is sufficient customer demand for a particular product or service, the Company will purchase the equipment to satisfy that demand. In addition, the Company is constantly evaluating existing equipment to ensure that it remains productive. This includes upgrading or replacing equipment wherever necessary.

     In 1987, the Company constructed a facility to house its first major piece of processing equipment, a heavy gauge, cut-to-length line. The Company now has 96 major pieces of processing equipment. Certain equipment was purchased directly from equipment manufacturers while the balance was acquired in the Company's acquisitions of other steel service centers and related businesses.

     In response to customer demands for higher tolerances and flatness specifications, in 1996 the Company began operating a customized four-high 1/2" by 72" temper mill and heavy gauge cut-to-length line in one of its Cleveland facilities. It remains one of only a few of its kind in the United States and incorporates state-of-the-art technology and unique design specifications. The equipment permits the Company to process steel to a more uniform thickness and flatness, upgrades the quality and consistency of certain of the Company's products, and enables the Company to produce tempered sheet or coil to customer specifications in smaller quantities than is available from other sources. The Cleveland Temper Mill has been operating at its annual processing capacity of approximately 135,000 tons for the past three years.

     Customer response to the Cleveland Temper Mill product was so strong, especially by agricultural equipment manufacturers and plate fabricators located in the central states region, that the Company constructed and equipped a new, 190,000 square foot temper mill, sheet processing, and plate burning facility in Bettendorf, Iowa. The Iowa facility became operational in the fourth quarter of 1998. However, due to continued weak demand from agricultural equipment manufacturers the Iowa Temper Mill is not expected to be operating at capacity until late 2000.

     Since 1995, the Company has significantly expanded its plate processing capacity. In 1995, the Company constructed a $7.4 million, 112,200 square foot facility in Minneapolis which now houses ten laser, plasma and oxygen burning tables and shot blasting equipment. Additional plate burning tables have been added in Chicago, Philadelphia and Connecticut as well. In September 1999, the Company completed construction of an 87,000 square foot facility in Chambersburg, Pennsylvania to house existing machining centers as well as two new pieces of plate processing equipment. These investments in plate processing equipment have allowed the Company to further increase its higher value-added processing services. The Company believes it is among the largest processors and distributors of steel plate in the United States.

     In addition to the plate burning and temper mill investments described above, since 1997 the Company has also invested in a new tube mill and end finishing equipment in Cleveland, added new or upgraded cut-to-length capabilities in Detroit, Minneapolis, and Georgia, and purchased a slitter for Iowa. In late 1999, a new slitter was ordered for the Detroit operation, which is expected to become operational in the third quarter of 2000. As part of its strategy to evaluate and upgrade or replace non-productive equipment, in many cases the new equipment has replaced multiple pieces of older, less efficient equipment.

     The expansion of the Company's plate processing, machining and tempering capabilities were made in response to the growing trend among capital equipment manufacturers to outsource non-core production processes, such as plate processing, and to concentrate on engineering, design and assembly. The Company expects to further benefit from this trend and will continue to purchase new equipment and upgrade existing equipment to meet this demand.

     SALES AND MARKETING. The Company believes that its commitment to quality, service and just-in-time delivery has enabled it to build and maintain strong customer relationships, while expanding its geographic growth through the continued upgrading and addition of sales personnel and the value-added services provided.

     The Company is aggressively analyzing its customer base and creating a marketing plan to ensure that strategic customers are properly targeted and serviced, while focusing its efforts to supply and service its larger customers on a national account basis. The national account program has successfully resulted in selling to multi-location customers from multi-location Olympic facilities.

     The Company initiated a "Flawless execution" program in 1998 (Fe), which is a commitment that every Olympic employee makes to provide superior customer service while striving to exceed customer expectations. The Fe program includes tracking actual on-time delivery and quality performance against goals, and the appointment of Fe teams and leaders to improve efficiencies and streamline processes at each operation.

     The Company believes it has among the largest and most experienced sales force in the industry, which is a significant competitive advantage. The Company's sales force has grown to more than 140 from 80 at the beginning of 1994. These individuals make direct daily sales calls to customers throughout the continental United States. The continuous interaction between the Company's sales force and active and prospective customers provides the Company with valuable market information and sales opportunities, including opportunities for outsourcing and increased sales.

     The Company's sales efforts are further supported by metallurgical engineers and technical service personnel, who have specific expertise in carbon and stainless steel and alloy plate, and e-commerce initiatives. Olympic has introduced extranet pages for specific customers, which are integrated with the Company's internal business systems to provide cost efficiencies for both the Company and its customers.

     In the international market, the Company's objective is to service foreign customers by matching their steel requirements to a specific primary steel producer. The Company functions as the sales and logistics arm of primary producers, giving them access to customers that they might otherwise not sell or service. All international sales and payments are made in United States dollars. International sales have represented less than 5% of net sales in each of the last three years.

     ACQUISITIONS. Although the Company has focused on start-up and internal operations over the past 18 months, it's strategy is to continue to expand geographically by making acquisitions of steel service centers, processors and related businesses, with a focus on the central and southern United States. The Company has made seven acquisitions of other steel service centers or processors since 1987, including two in the past three years:

          In June 1997, the Company acquired Southeastern Metal Processing, Inc. and Southeastern Transshipping Realty (Southeastern) for approximately $13.7 million. Southeastern, which historically operated as a metals toll processor and storage operation, is located near Atlanta, Georgia. The acquisition provided the Company with a physical presence in the southeastern market, and initially supported its sales office in Greenville, South Carolina. In 1999, the Company closed its Greenville office after consolidating its southern sales function into its Georgia operation. In 1998, the Company completed a $2.7 million, 35,000 square foot facility expansion and cut-to-length line upgrade. After the expansion, the Georgia operation has five major pieces of processing equipment and a 240,000 square foot facility, which allows the Company to now service its southern customers with an expanded product and processing base on a just-in-time delivery basis.

          In June 1998, the Company made a strategic acquisition of JNT Precision Machining (JNT), a machining center located in McConnellsburg, Pennsylvania. JNT allowed the Company to provide additional value added services to its existing and prospective customers that continue to outsource. Additionally, the processes performed by JNT augment the Company's plate processing performed at its Philadelphia operation. JNT operated lathes, machining centers, drills and saws, which were relocated in September 1999 to a newly constructed 87,000 square foot, $7 million facility in nearby Chambersburg, Pennsylvania. The new facility also includes two new pieces of plate processing equipment, which allows for multiple processing of plate products in one location.

     INVESTMENTS IN JOINT VENTURES. The Company diversified its selling and processing capabilities for its customers by entering into the following joint venture relationships:

     In April 1997, the Company formed Olympic Laser Processing (OLP), a 50% joint venture with the U.S. Steel Group of USX Corporation. OLP constructed a new facility in Michigan and has initially equipped it with two automated laser-welding lines. The venture plans to purchase and install two additional manual laser weld lines during 2000. OLP produces laser-welded sheet steel blanks for the automotive industry. Although OLP's ramp-up to capacity has been slower than expected, demand for laser-welded parts is expected to continue growing due to cost benefits, and reduced scrap and auto body weight. The Company expects OLP to be operating at four-line capacity and achieve profitability by the end of 2001. OLP obtained its QS-9000 quality certification in 1998.

     In December 1997, the Company invested in a 49% interest in Trumark Steel & Processing (TSP), a joint venture formed in eastern Michigan with Michael J. Guthrie and Carlton L. Guthrie (the Guthries). The Guthries are also the executive officers of Trumark Inc., a privately held supplier of metal stamped assemblies to the automotive industry located in Michigan, and majority members of TruMack Assembly, an automotive assembler in Detroit. TSP was formed to support the flat-rolled steel requirements of the automotive industry as a Minority Business Enterprise (MBE). TSP obtained certification as an MBE from the Michigan Minority Business Development Council in December 1998, and obtained its QS-9000 quality certification in January 1999. During 1999, TSP obtained a significant contract from a first-tier automotive stamper, and began operating profitably in the second half of 1999.

     In January 1997, the Company invested in a 45% interest in Olympic Continental Resources (OCR), a joint venture with Atlas Iron Processors, Inc. (Atlas) and OCR's Chief Executive Officer. OCR bought, sold and traded ferrous and non-ferrous metals and alternate iron products to steel mills and scrap processors. In December 1998, the Company wrote-off its entire $4.7 million investment in OCR, and effective April 30, 1999, Atlas ownership in the OCR joint venture ceased, and all OCR business transactions with Atlas also ceased. During the third quarter of 1999, Olympic announced the dissolution of OCR, and as guarantor of OCR's bank debt, made a payment to extinguish $4.7 million of OCR outstanding bank debt.

     DEPTH OF MANAGEMENT. The Company attributes a portion of its success to the depth of its management. In addition to the three principal executive officers, the Company's management team includes three Regional Vice Presidents, eleven General Managers, its Vice Presidents of Sales and Marketing, MIS and Logistics, its Directors of Investor Relations, Taxes & Risk Management, Materials Management and Human Resources, and its Treasurer-Corporate Controller. The Company has hired a Director-Business Process Engineering and Process Management to commence employment on May 1, 2000. Members of the management team have a diversity of backgrounds within the steel industry, including management positions at steel producers and other steel service centers. They average 19 years of experience in the steel industry and 8 years with the Company. This depth of management allows the Company to pursue and implement its strategic plans.

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

     Customer orders are entered (or electronically transmitted) into computerized order entry systems, and appropriate inventory is then selected and scheduled for processing in accordance with the customer's specified delivery date. The Company attempts to maximize yield by combining customer orders for processing each purchased coil or plate to the fullest extent practicable.

     The Company's services include both traditional service center processes of cutting-to-length, slitting, shearing and roll forming and higher value-added processes of blanking, tempering, plate burning, precision machining and laser welding to process steel to specified lengths, widths and shapes pursuant to specific customer orders. Cutting-to-length involves cutting steel along the width of the coil. Slitting involves cutting steel to specified widths along the length of the coil. Shearing is the process of cutting sheet steel, while roll forming is the process in which flat rolled coils are formed into tubing and welded. Blanking cuts the steel into specific shapes with close tolerances. Tempering improves the uniformity of the thickness and flatness of the steel through a cold rolling process. Plate burning is the process of cutting steel into specific shapes and sizes. The Company's machining activities include drilling, bending, milling, tapping, boring and sawing. Laser welding of processed steel blanks is performed by the Company's OLP joint venture.

     The following table sets forth the major pieces of processing equipment used by geographic region.

                                                  (a)       (b)       (c)       (d)         (e)
                  PROCESSING                    EASTERN   CENTRAL             MIDSTATES    JOINT
                  EQUIPMENT                     REGION    REGION    DETROIT    REGION     VENTURES   TOTAL
                  ----------                    -------   -------   -------   ---------   --------   -----
Cutting-to-length.............................     6         4         2          4                   16
Blanking......................................                         4                               4
Tempering (f).................................     2         1                    2                    5
Plate processing..............................     7         4                   15                   26
Slitting......................................     4                   2          3          1        10
Shearing (g)..................................               4                    6          2        12
Roll forming..................................               2                                         2
Machining.....................................    17                                                  17
Shot blasting/grinding........................     1                              1                    2
Laser welding.................................                                               2         2
                                                  --        --         --        --          --       --
     Total....................................    37        15         8         31          5        96
                                                  --        --         --        --          --       --

---------------
(a) Consists of four facilities located in Connecticut, Pennsylvania and Georgia.

(b) Consists of six facilities located in Ohio and Illinois.

(c) Consists of one facility primarily serving the automotive industry.

(d) Consists of three facilities located in Minnesota and Iowa.

(e) Consists of two facilities located in Michigan.

(f) In addition to the temper mills located in Cleveland and Iowa, tempering includes press brake equipment.

(g) Shearing in the Central Region includes two tubing recut lines.

     The Company's quality control system establishes controls and procedures covering all aspects of its products from the time the material is ordered through receipt, processing and shipment to the customer. These controls and procedures encompass periodic supplier audits, meetings with customer advisory boards, inspection criteria, traceability and certification. From time to time, the Company has undergone quality audits by certain of its customers and has met all requirements of those customers. In addition, the Philadelphia, Minneapolis and Southern operations are ISO 9002 certified. The Detroit operation is one of only a few domestic service centers to earn Ford's Q1 quality rating, and is also QS-9000 certified. The TSP and OLP joint ventures are also QS-9000 certified. The Company has a quality testing lab adjacent to its temper mill facility in Cleveland.

CUSTOMERS AND DISTRIBUTION

     The Company processes steel for sale to over 3,100 domestic and foreign customers. The Company has a diversified customer and geographic base, which reduces the cyclicality of its business. The top 20 customers accounted for approximately 20% of net sales in both 1999 and 1998. In addition, the Company's largest customer accounted for approximately 3% and 2% of net sales in 1999 and 1998, respectively. Major domestic customers include manufacturers and fabricators of transportation and material handling equipment, automobiles, construction and farm machinery, storage tanks, environmental equipment, appliances, food service and electrical equipment, as well as general and plate fabricators, and steel service centers. Sales to the three largest U.S. automobile manufacturers and their suppliers, made principally by the Company's Detroit operation, and sales to other steel service centers, accounted for approximately 17% and 12%, respectively, of the Company's net sales in 1999, and 20% and 11% of net sales in 1998.

     While the Company ships products throughout the United States, most of its customers are located in the midwestern, eastern and southern regions of the United States. Most domestic customers are located within a 250-mile radius of one of the Company's processing facilities, thus enabling an efficient delivery system capable of handling a high frequency of short lead-time orders. The Company transports most of its products directly to customers via dedicated independent trucking firms, although the Company also owns and operates some trucks in different locations to facilitate short-distance, multi-stop deliveries. International products are shipped either directly from the steel producers to the customer or to an intermediate processor, and then to the customer by rail, truck or ocean carrier.

     The Company processes its steel to specific customer orders as well as for stock. Many of the Company's customers commit to purchase on a regular basis with the customer notifying the Company of specific release dates as the processed products are required. Customers typically notify the Company of release dates anywhere from a just-in-time basis up to three weeks before the release date. Therefore, the Company is required to carry sufficient inventory to meet the short lead time and just-in-time delivery requirements of its customers.

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

     The Company purchases flat-rolled steel for processing at regular intervals from a number of domestic and foreign producers of primary steel. The Company believes that its relationships with its suppliers are good. The Company has no long-term commitments with any of its suppliers.

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

     With the exception of certain Canadian operations, foreign steel service centers are generally not a material factor in the Company's principal domestic markets. The Company competes for international sales with many domestic and foreign steel traders and producers, none of whom dominates or controls the international markets served by the Company. Many of these international competitors are also suppliers to the Company.

MANAGEMENT INFORMATION SYSTEMS

     Information systems are a critical component of Olympic's growth strategy. The Company has invested, and will continue to invest, in advanced technologies and human resources required in this area. The Company believes that its information systems provide it with a significant competitive advantage over smaller competitors with less resources than Olympic. The Company's information systems focus on the following core application areas:

     INVENTORY MANAGEMENT. The Company's information systems track the status of inventories in all locations on a daily basis. This information is essential in allowing the Company to closely monitor and manage its inventory.

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

     E-COMMERCE AND ADVANCED CUSTOMER INTERACTION. The Company is actively involved in electronic commerce initiatives, including offering steel for sale on the two primary Internet auction sites for steel, MetalSite and e-Steel. The Company has integrated these external sites into its internal business systems to streamline the costs and time associated with processing these electronic transactions. Olympic has also introduced extranet sites for specific customers, which are also integrated with the Company's internal business systems.

     The company is exploring alternatives to either purchase new business system software or select one of its existing three core business systems software applications in order to operate the entire company from a common system. The Company expects to make a decision regarding its future business system software in 2000.

     All of the Company's business application software systems were Y2K (Year
2000) compliant by the third quarter of 1999, and all other systems and equipment were compliant prior to December 31, 1999. The Company has not experienced any disruptions related to Y2K.

EMPLOYEES

     At December 31, 1999, the Company employed 1,084 people. Approximately 242 of the Company's hourly plant personnel at the Minneapolis and Detroit facilities are represented by four separate collective bargaining units. The two collective bargaining agreements at Detroit expire in July 2001 and July 2002. The agreement covering personnel at the Minneapolis coil facility expires September 30, 2002, and the agreement covering the Minneapolis plate processing facility personnel expires March 31, 2003. The Company has never experienced a work stoppage and believes that its relationship with its employees is good.

SERVICE MARKS, TRADE NAMES AND PATENTS

     The Company conducts its business under the name "Olympic Steel." A provision of federal law grants exclusive rights to the word "Olympic" to the U.S. Olympic Committee. The U.S. Supreme Court has recognized, however, that certain users may be able to continue to use the word based on long-term and continuous use. The Company has used the name Olympic Steel since 1954, but is prevented from registering the name "Olympic" and from being qualified to do business as a foreign corporation under that name in certain states. In such states, the Company has registered under different names, including "Oly Steel" and "Olympia Steel." The Company's wholly-owned subsidiary, Olympic Steel Lafayette, Inc., does business in certain states under the names "Lafayette Steel and Processing" and "Lafayette Steel," and the Company's operation in Georgia does business under the name "Southeastern Metal Processing." The Company's web site is located at http://www.olysteel.com.

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

     Sales of the Company's products for use in the automotive industry accounted for approximately 17% and 20% of the Company's net sales in 1999 and 1998, respectively. Such sales include sales directly to automotive manufacturers and to manufacturers of automotive components and parts. The automotive industry experiences significant fluctuations in demand based on numerous factors such as general economic conditions and consumer confidence. The automotive industry is also subject, from time to time, to labor work stoppages. Any prolonged disruption in business arising from work stoppages by automotive manufacturers or by steel manufacturers could have a material adverse effect on the Company's results of operations.

     During 1998, global financial crises led to unrestrained, massive imports of steel into the United States. These imports resulted in excess domestic steel supply even though the demand for steel remained strong. When combined with a 50-day General Motors (GM) strike that commenced in June 1998, excess domestic supply peaked, resulting in significant steel price declines in the second half of 1998 and in 1999. The Company's operation in Detroit was significantly impacted in 1998 by the GM strike in terms of sales volume and profitability, while all of the Company's operations are impacted by lower steel pricing.

EFFECTS OF INFLATION

     Inflation generally affects the Company by increasing the cost of personnel, transportation services, processing equipment, purchased steel, and borrowings under the various credit agreements. The Company does not believe that inflation has had a material effect on its operating income over the periods presented. However, it has and could have a material effect on interest expense based on inflation's impact on amounts borrowed and prime and LIBOR borrowing rates.

FORWARD-LOOKING INFORMATION

     This document contains various forward-looking statements and information that are based on management's beliefs as well as assumptions made by and information currently available to management. When used in this document, the words "anticipate," "expect," "believe," "estimated," "project," "plan" and similar expressions are intended to identify forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks, uncertainties and assumptions including, but not limited to, those identified above; potential equipment malfunction; equipment installation and facility construction delays especially as related to the equipment installations at the Detroit and OLP operations in 2000; the adequacy of information technology and business system software investment; the successes of the company's strategic planning efforts and initiatives, the successes of joint ventures; and the availability of acquisition opportunities. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, expected, believed, estimated, projected or planned. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date hereof.

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

                                           SQUARE                                       OWNED OR
  OPERATION             LOCATION            FEET                 FUNCTION                LEASED
  ---------    --------------------------  -------   ---------------------------------  --------
Cleveland      Bedford Heights, Ohio (1)   127,000   Corporate headquarters and coil      Owned
                                                     processing and distribution
                                                     center
               Bedford Heights, Ohio (1)   121,500   Coil processing, distribution        Owned
                                                     center and offices
               Bedford Heights, Ohio (1)    59,500   Plate processing and distribution   Leased(2)
                                                     center
               Cleveland, Ohio             118,500   Roll form processing,                Owned
                                                     distribution center and offices
Minneapolis    Plymouth, Minnesota         196,800   Coil processing, distribution        Owned
                                                     center and offices
               Plymouth, Minnesota         112,200   Plate processing, distribution       Owned
                                                     center and offices
Lafayette      Detroit, Michigan           256,000   Coil processing, distribution        Owned
                                                     center and offices
South          Winder, Georgia             240,000   Coil processing, distribution        Owned
                                                     center and offices
Iowa           Bettendorf, Iowa            190,000   Coil and plate processing,           Owned
                                                     distribution center and offices
Connecticut    Milford, Connecticut        134,000   Coil and plate processing,           Owned
                                                     distribution center and offices
Chicago        Schaumburg, Illinois         80,500   Plate processing, distribution       Owned
                                                     center and offices
               Elk Grove Village,           48,000   Coil processing and distribution     Owned
               Illinois                              center
Philadelphia   Lester, Pennsylvania         92,500   Plate processing, distribution      Leased
                                                     center and offices
Chambersburg   Chambersburg, Pennsylvania   87,000   Plate processing and machining,      Owned
                                                     distribution center and offices

---------------
(1) The Bedford Heights facilities are all adjacent properties.

(2) This facility is leased from a related party pursuant to the terms of a triple net lease for $195,300 per year. The lease expires in June 2000, subject to two ten-year renewal options.

     The Company's international sales office is located in Pittsburgh, Pennsylvania. The Company also has invested in two joint ventures which each own a facility in Michigan. All of the properties listed in the table as owned are subject to mortgages securing industrial revenue bonds, taxable rate notes, term loans and the Company's credit agreement. Management believes that the Company will be able to accommodate its capacity needs for the immediate future at its existing facilities.

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

     Michael D. Siegal, age 47, has served as President and Chief Executive Officer of the Company since 1984, and as Chairman of the Board of Directors since January 1, 1994. He has been employed by the Company in a variety of capacities since 1974. Mr. Siegal is a member of the Executive Committee for the Steel Service Center Institute (SSCI). He is also a member of the American Iron and Steel Institute. He served as National Chairman of Israel Bonds during the period 1991-1993 and presently serves as Vice Chairman of the Executive Committee of the Development Corporation for Israel and as an officer for the Cleveland Jewish Community Federation. He is a member of the Board of Directors of American National Bank (Cleveland, Ohio) and the Cleveland Lumberjacks, a professional hockey team.

     R. Louis Schneeberger, age 45, has served as Chief Financial Officer and director of the Company since 1987. Prior to that time, Mr. Schneeberger was employed by Arthur Andersen LLP for ten years, concentrating on mergers, acquisitions, and auditing. He is also Chairman of the Board of Directors of Royal Appliance Mfg. Co. (a New York Stock Exchange listed company that is an assembler and distributor of vacuum cleaners and other floor care products), a certified public accountant, a trustee and Treasurer of the Achievement Centers for Children, and a member of the Business Advisory Council of Kent State University. Mr. Schneeberger has announced his resignation effective March 31, 2000.

     David A. Wolfort, age 47, has served as Chief Operating Officer since 1995 and a director of the Company since 1987. He previously served as Vice
President -- Commercial from 1987 to 1995, after having joined the Company in 1984 as General Manager. Mr. Wolfort's duties include the management of all sales, purchasing and operational aspects of each region. Prior to joining the Company, Mr. Wolfort spent eight years with Sharon Steel, a primary steel producer, in a variety of sales assignments, including General Manager-Field Sales, Sharon Steel Products and was a steel fellow with the American Iron and Steel Institute. Mr. Wolfort is the past president of SSCI's Northern Ohio Chapter and is presently Chairman of its Governmental Affairs Committee and a National Chapter Director. He is also a trustee of Health Hill Hospital for Children and a member of the Northern Ohio Regional Board of the Anti-Defamation League.

     Richard T. Marabito, age 36, has served as the Company's Treasurer and Corporate Controller since 1995. He joined the Company in 1994 as Corporate Controller. Prior to joining the Company, Mr. Marabito served as Corporate Controller for a publicly traded wholesale distribution company. Mr. Marabito is a certified public accountant, and was employed from 1985 to 1990 by Arthur Andersen LLP in its audit division. Mr. Marabito will assume the additional title of Chief Financial Officer effective March 31, 2000.

     Mr. Heber MacWilliams, age 56, serves as Vice President-Management Information Systems, and has been employed by the Company since 1994. Prior to joining the Company, Mr. MacWilliams spent 14 years as partner in charge of management consulting at Walthal & Drake, a public accounting firm in Cleveland, Ohio. Mr. MacWilliams is also a member of the faculty of Case Western Reserve University's Graduate School of Business in Cleveland.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

        PRICE RANGE OF COMMON STOCK

     The Company's Common Stock trades on NASDAQ under the symbol "ZEUS." The following table sets forth, for each quarter in the two year period ended December 31, 1999, the high and low closing prices of the Company's Common Stock on NASDAQ:

                                                             HIGH      LOW
                                                            ------    ------
1999
  First quarter...........................................  $ 8.38    $ 5.06
  Second quarter..........................................    8.88      6.50
  Third quarter...........................................    7.00      5.63
  Fourth quarter..........................................    6.22      4.38

1998
  First quarter...........................................  $17.13    $13.69
  Second quarter..........................................   16.25     12.50
  Third quarter...........................................   12.88      6.13
  Fourth quarter..........................................    7.94      5.00

HOLDERS OF RECORD

     March 6, 2000, the Company believed there were approximately 3,800 beneficial holders of the Company's Common Stock.

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

STOCK REPURCHASE

     In April 1999, the Company's board of directors authorized a one-year program to purchase up to 1 million shares of Olympic common stock. During 1999, the Company repurchased 601,300 shares at an average price of $6.76 per share. Repurchased shares are held in treasury and are available for general corporate purposes.

SHAREHOLDER RIGHTS PLAN

     On February 15, 2000, the Company filed a Form 8-K relative to the adoption of a shareholders rights plan.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth selected data of the Company for each of the five years in the period ended December 31, 1999. The data presented should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere in this report.

                                                  FOR THE YEARS ENDED DECEMBER 31,
                                      --------------------------------------------------------
                                        1999        1998        1997        1996        1995
                                      --------    --------    --------    --------    --------
                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
TONS SOLD DATA:
  Direct............................     1,065       1,070       1,111       1,022         931
  Toll..............................       207         231         219         150         155
     Total..........................     1,272       1,301       1,330       1,172       1,086

INCOME STATEMENT DATA:
Net sales...........................  $524,794    $576,189    $608,076    $560,062    $554,469
Cost of sales.......................   401,028     455,544     483,071     436,553     446,513
Gross margin........................   123,766     120,645     125,005     123,509     107,956
Operating expenses (a)..............   110,164     125,184     102,898      93,127      85,855
Operating income (loss).............    13,602      (4,539)     22,107      30,382      22,101
Income (start-up costs) from joint
  ventures..........................    (1,032)       (322)         11          --          --
Interest expense....................     4,315       3,856       4,172       4,301      10,746
Receivable securitization expense...     3,119       3,773       3,791       3,393         107
Income (loss) before taxes..........     5,136     (12,490)     14,155      22,688      11,248
Income taxes........................     1,977      (4,059)      5,308       8,569       4,504
Net income (loss)...................     3,159      (8,431)      8,847      14,119       6,744
Net income (loss) per share.........  $   0.30    $  (0.79)   $   0.83    $   1.50    $   0.78
Weighted average shares
  outstanding.......................    10,452      10,692      10,692       9,427       8,600

BALANCE SHEET DATA:
Current assets......................  $137,513    $132,080    $142,175    $152,255    $124,371
Current liabilities.................    36,248      43,225      37,126      36,267      31,226
Working capital.....................   101,265      88,855     105,049     115,988      93,145
     Total assets...................   266,965     256,108     265,534     241,130     202,072
     Total debt.....................    93,426      76,520      79,924      64,582      98,540
Shareholders' equity................   136,820     137,743     146,174     137,327      73,984

---------------
(a) 1998 operating expenses include a non-recurring asset write-down charge of $19,056.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company's results of operations are affected by numerous external factors, such as general economic and political conditions, competition, steel pricing and availability, and work stoppages by automotive manufacturers.

     Olympic sells a broad range of products, many of which have different gross margins. Products that have more value-added processing generally have a greater gross margin. Accordingly, the Company's overall gross margin is affected by product mix and the amount of processing performed, as well as volatility in selling prices and material purchase costs. The Company performs toll processing of customer-owned steel, the majority of which is performed by its Detroit (Lafayette) and Georgia operations. Toll processing generally results in lower selling prices and gross margin dollars per ton but higher gross margin percentages than the Company's direct sales.

     The Company's results include the results of the JNT machining operation, the net assets of which were acquired June 26, 1998. In September 1999, the JNT operation was relocated, and is now operating from a newly constructed 87,000 square foot plate processing and machining facility in Chambersburg, Pennsylvania. The accompanying financial statements also include the results of the Company's operation in Georgia (Southeastern), the net assets of which were acquired effective June 1, 1997.

     The Company's two joint ventures include: Olympic Laser Processing (OLP), a company formed in April 1997 to process laser welded sheet steel blanks for the automotive industry; and Trumark Steel & Processing (TSP), a company formed in December 1997, to support the flat-rolled steel requirements of the automotive industry as a Minority Business Enterprise (MBE). The Company's 50% interest in OLP and 49% interest in TSP are accounted for under the equity method. The Company guarantees portions of outstanding debt under both of the joint venture companies' bank credit facilities. As of December 31, 1999, Olympic guaranteed 50% of OLP's $18.1 million and 49% of TSP's $3.2 million of outstanding debt on a several basis.

     OLP constructed a new facility and has initially equipped it with two automated laser-welding lines. The venture plans to purchase and install two additional manual laser weld lines during 2000. The Company expects OLP start-up costs to continue until the second half of 2001, when all four welding lines are anticipated to be operating at full capacity. TSP obtained certification as an MBE from the Michigan Minority Business Development Council in December 1998, and has been operating profitably in the second half of 1999. Start-up costs for OLP and TSP have been expensed as incurred.

     In December 1998, the Company wrote-off its entire $4.7 million joint venture investment in Olympic Continental Resources (OCR), a company formed in January 1997 to buy, sell and trade ferrous and non-ferrous metals and alternate iron products to steel mills and scrap processors. Effective April 30, 1999, Atlas Iron Processors, Inc. (Atlas) 45% ownership interest in the OCR joint venture ceased, and all OCR business transactions with Atlas also ceased. During the third quarter of 1999, Olympic announced the dissolution of OCR. Olympic, as guarantor of OCR's bank debt, made a payment to extinguish all $4.7 million of OCR outstanding bank debt, and simultaneously assumed all remaining OCR receivables, inventory, and accounts payable, which are included in the 1999 consolidated financial statements of the Company.

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

     Because the Company conducts its operations generally on the basis of short-term orders, backlog is not a meaningful indicator of future performance.

RESULTS OF OPERATIONS

     The following table sets forth certain income statement data expressed as a percentage of net sales:

                                                      1999     1998     1997
                                                      -----    -----    -----
Net sales...........................................  100.0%   100.0%   100.0%
Cost of sales.......................................   76.4     79.1     79.4
                                                      -----    -----    -----
  Gross margin......................................   23.6     20.9     20.6
Operating expenses before asset writedown...........   21.0     18.4     16.9
Asset write-down....................................     --      3.3       --
                                                      -----    -----    -----
  Operating income (loss)...........................    2.6     (0.8)     3.6
Income (start-up costs) from joint ventures.........   (0.2)    (0.1)      --
Interest and receivable securitization expense......    1.4      1.3      1.3
                                                      -----    -----    -----
  Income (loss) before taxes........................    1.0     (2.2)     2.3
Income taxes........................................    0.4     (0.7)     0.9
                                                      -----    -----    -----
  Net income (loss).................................    0.6%    (1.5)%    1.5%
                                                      =====    =====    =====

1999 COMPARED TO 1998

     Tons sold decreased 2.2% to 1,272 thousand in 1999 from 1,301 thousand in 1998. Tons sold in 1999 included 1,065 thousand from direct sales and 207 thousand from toll processing, compared with 1,070 thousand from direct sales and 231 thousand from toll processing in 1998. The decrease in direct tons was primarily attributable to the elimination of low margin automotive business in Detroit and depressed demand from customers in the agricultural equipment market, especially for unprocessed plate products. The Company anticipates demand from agricultural-related customers to remain weak for the foreseeable future. The decrease in tolling tons was attributable to the company's Georgia operation, which increased its proportion of direct sales in 1999.

     Net sales decreased by $51.4 million, or 8.9%, to $524.8 million from $576.2 million in 1998. Average selling prices declined 6.8% due to continued decreased market prices for steel, resulting from the significant penetration of imported steel in 1998. The Company expects average selling prices to increase in 2000 as compared to 1999.

     As a percentage of net sales, gross margin increased to 23.6% in 1999 from 20.9% in 1998. The increase is a result of selling a larger proportion of processed, higher value-added steel, and elimination of certain lower margin automotive sales. In 2000, the Company anticipates supply-side steel price increases will compress its gross margins, as all such increases may not be able to be passed on to customers.

     Operating expenses in 1998 include a one-time asset write-down charge of $19.1 million. Excluding the 1998 one-time charge, operating expenses in 1999 increased 3.9% to $110.2 million from $106.1 million. On a per ton basis, operating expenses increased 6.2% to $86.58 from $81.55 in 1998. As a percentage of net sales, operating expenses increased to 21.0% from 18.4% in 1998. The increases were primarily due to lower sales volume; lower average selling prices; new facility start-up costs; and costs associated with strategic planning efforts.

     Operating expenses in 1999 include approximately $3.5 million of incremental costs associated with the Iowa temper mill and plate processing facility start-up, and the JNT/Chambersburg operation acquisition and new facility start-up. The Iowa facility is not expected to reach production capacity and profitability until late 2000 due to the continued weak demand from agricultural equipment manufacturers. The newly constructed Chambersburg plate processing and machining facility is expected to complete its start-up by the end of the first quarter of 2000.

     The Company engaged a strategic planning consulting firm in the third quarter of 1999. One focus of the Company's strategic effort is to reduce operating expenses at each operation not in start-up by 7% in the year

2000. Operating expenses in 1999 include more than $600 thousand of costs associated with the strategic consulting process, which is expected to conclude by the end of the first quarter of 2000.

     Net start-up costs from joint ventures totaled $1.0 million in 1999, compared to $322 thousand in 1998. The company's losses from OLP totaled $1.0 million in 1999 compared to $553 thousand last year, while TSP losses decreased to $14 thousand in 1999 from $264 thousand in 1998. OCR contributed $495 thousand of income in 1998. OLP incurred higher start-up costs in 1999, as a result of the facility and equipment becoming operational. TSP became profitable in the second half of 1999.

     Financing Costs decreased 2.6% to $7.4 million in 1999 from $7.6 million in 1998. Average borrowings outstanding in 1999 decreased approximately $9.4 million, primarily as a result of lower inventory levels in 1999. Interest costs associated with the Iowa facility borrowings were expensed in 1999 and capitalized in 1998. The Company's overall effective borrowing rate was 6.9% in both 1999 and 1998. The Premium for 1999 averaged 1.50%, compared to 1.15% in 1998. The Company's Premium increased to 2.0% effective December 1, 1999, and will remain at this level through at least May 2000. Costs associated with the accounts receivable securitization program decreased $654 thousand or 17.3%, as a result of less average receivables sold in 1999 compared to 1998, due to lower sales in 1999.

     Pretax income for 1999 totaled $5.1 million compared to a pretax loss of $12.5 million in 1998. Excluding the impact of the asset write-down, 1998 pretax income totaled $6.6 million. Income taxes approximated 38.5% of pretax income in 1999, compared to a 1998 tax benefit of 32.5% of pretax loss. The lower tax rate in 1998 was attributable to the asset write-down charge.

     Net income totaled $3.2 million or $.30 per share, compared to a net loss of $8.4 million or $.79 per share in 1998. Excluding the impact of the asset write-down, 1998 net income totaled $4.1 million, or $.38 per share.

     During 1999, the Company repurchased 601 thousand shares of its Common Stock. Average shares outstanding totaled 10.452 million in 1999, compared to
10.692 million in 1998.

1998 COMPARED TO 1997

     Tons sold decreased 2.1% to 1,301 thousand in 1998 from 1,330 thousand in 1997. Tons sold in 1998 included 1,070 thousand from direct sales and 231 thousand from toll processing, compared with 1,111 thousand from direct sales and 219 thousand from toll processing in 1997. The increase in tolling tons was attributable to Southeastern, offset by a reduction at Lafayette attributable to the impact of the General Motors (GM) strike in 1998 (the Strike). The decrease in direct tons was primarily attributable to Lafayette, again impacted by the Strike, and a decrease in international sales to Mexico.

     Net sales decreased by $31.9 million, or 5.2%, to $576.2 million from $608.1 million in 1997. Average selling prices declined 3.2% due to 1998 market conditions which resulted in decreased prices for steel, and an increased proportion of tolling sales in 1998. International sales declined $13.9 million in 1998, as a result of less participation in the Mexican market.

     The Company's sales to GM decreased $7.9 million, or 42% in 1998, due to the impact of the Strike, as well as a decline in the Company's participation with GM. The Company's sales to suppliers of GM also declined in the second half of 1998 due to the Strike. Approximately 20% of the Company's 1998 net sales were made to customers in the automotive industry, compared to approximately 23% in 1997.

     As a percentage of net sales, gross margin increased to 20.9% in 1998 from 20.6% in 1997. The increase reflected the impact of enhanced margins from the Company's non-automotive sales, lower international sales, and an increased proportion of tolling sales in 1998.

     Operating expenses totaled $125.2 million in 1998, and included a one-time asset write-down charge of $19.1 million. The charge consisted of $14.4 million to write-off goodwill and write-down certain fixed assets at Lafayette, and $4.7 million to write-down the Company's investment in OCR. The Lafayette charge was taken in accordance with accounting regulations which require long-lived assets such as goodwill and fixed assets to be written down to fair market value when circumstances indicate that their carrying values are impaired. The changed dynamics in the automotive marketplace, including GM's introduction of new processing capabilities at its regional distribution center, adversely impacted Lafayette's cash flows and operating earnings. These dynamics not only resulted in a loss of sales volume to GM but also left a portion of Lafayette's processing equipment non-productive and thereby non-competitive in the automotive marketplace. The Company disposed of four pieces of processing equipment in the third quarter of 1998, and developed a plan to dispose of the remaining non-competitive equipment. The remaining three pieces of non-competitive equipment were disposed in 1999. Accordingly, the Company recorded a charge of $5.0 million to write-down certain processing equipment and other fixed assets, and $9.4 million to write-off all goodwill at Lafayette. Separately, the OCR investment write-down was required because, in Olympic's judgement, OCR's entire $6.2 million receivable from its largest customer, Atlas, was uncollectible.

     Excluding the asset write-down, operating expenses increased to $106.1 million from $102.9 million. On a per ton basis, operating expenses increased 5.4% to $81.55 from $77.39 in 1997. As a percentage of net sales, operating expenses before the asset write-down increased to 18.4% in 1998 from 16.9% in 1997. The increases were primarily due to lower sales volume; lower average selling prices; start-up costs; increased spending on information technology, including Y2K costs; and $432 thousand of non-recurring costs associated with the disposition of fixed assets. Start-up costs included in operating expenses in 1998 totaled $1.9 million compared to $400 thousand in 1997. These costs primarily related to the $26 million temper mill and plate processing facility in Bettendorf, Iowa (the Iowa Facility) and a new tube mill in Cleveland.

     Income from the OCR joint venture in 1998 totaled $495 thousand versus $449 thousand in 1997. Olympic's share of OLP and TSP start-up costs totaled $553 thousand and $264 thousand, respectively in 1998, and $429 thousand and $9 thousand, respectively in 1997.

     Financing Costs decreased 4.2% to $7.6 million in 1998 from $8.0 million in 1997. Average borrowings outstanding in 1998 decreased approximately $5.2 million, primarily as a result of lower inventory levels in 1998, offset by increased borrowings on the Iowa Facility term loan. Interest costs associated with Iowa Facility borrowings were capitalized through December 1998. The Company's overall effective borrowing rate increased to 6.9% in 1998 from 6.7% in 1997. The Premium for 1998 averaged 1.15%, compared to .9% in 1997. The Company's Premium increased 25 basis points to 1.5% effective March 1, 1999. Costs associated with the accounts receivable securitization program decreased slightly in 1998 as a result of lower commercial paper rates, offset by a $.4 million increase in the amount of average receivables sold in 1998 compared to 1997.

     Pretax loss for 1998 totaled $12.5 million compared to $14.2 million of pretax income in 1997. Excluding the impact of the asset write-down, 1998 pretax income totaled $6.6 million. In 1998, the income tax benefit approximated 32.5% of pretax loss, compared to income tax expense recorded at 37.5% of pretax income in 1997. The decrease in the tax rate from 1997 was attributable to the 1998 asset write-down charge.

     Net loss totaled $8.4 million or $.79 per share in 1998, compared to net income of $8.8 million or $.83 per share in 1997. Excluding the impact of the asset writedown, 1998 net income totaled $4.1 million, or $.38 per share.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal capital requirement is to fund its growth, including acquisitions and joint ventures, the purchase and upgrading of processing equipment and services, the construction and upgrading of related facilities, and additional working capital requirements. The Company uses cash generated from operations, long-term debt obligations, equity offerings, and leasing transactions to fund these requirements. Historically, the Company has used revolving credit borrowings under its bank credit facility and proceeds from its receivable securitization program to finance its working capital requirements.

     Net cash from operating activities primarily represents net income plus non-cash charges for depreciation, amortization and net start-up costs from joint ventures, as well as changes in working capital. During 1999, $1 million of net cash was provided from operating activities, consisting of $15 million of cash generated from net income and non-cash charges, offset by $14 million of cash used for working capital purposes.

     Working capital at December 31, 1999 increased $12.4 million from the end of 1998. The increase is primarily attributable to an $8.2 million decrease in accounts payable and a $6.7 million increase in accounts receivable.

     As of December 31, 1999, $52 million of eligible receivables were sold under the Company's accounts receivable securitization program, compared to $57 million at December 31, 1998. The amount of trade receivables sold by the Company typically changes monthly depending upon the level of defined eligible receivables available for sale at each month end.

     Net cash used for investing activities in 1999 totaled $12.6 million, including $5.5 million of payments for the new $7 million plate processing and machining facility constructed in Chambersburg, Pennsylvania. Other significant spending included $1.4 million for new laser processing equipment in Minnesota and $1.3 million for computer information technology. During the fourth quarter of 1999, the Company also committed to purchase a new $4.2 million slitting and packaging line for its Detroit operation. The slitter is expected to be installed and operational during the second half of 2000. The Company's 2000 capital spending plan approximates $7 million, including the new slitter.

     Cash flows from financing activities totaled $11.2 million, and primarily consisted of $10.4 million of net borrowings under its credit agreement, offset by $4.1 million used to repurchase shares of Olympic common stock. In April 1999, the Company's board of directors authorized a one-year program to purchase up to 1 million shares of Olympic common stock (Stock Purchase). The cost of purchasing such shares has been funded from the Company's revolving credit facility. Also in April 1999, the Company entered into a $6 million, 5.1% fixed rate tax-exempt industrial development bond financing agreement (IDB) to finance the Chambersburg project. Quarterly IDB repayments commenced October 1, 1999.

     The Company's bank credit agreement was amended in January 2000 (the Credit Facility). The amendment changed future interest coverage requirements, and added a 50 basis point pricing tier to the Premium schedule. The Credit Facility also includes letter of credit commitments, which totaled approximately $6.3 million at December 31, 1999, and contains restrictive covenants which require minimum net worth levels, maintenance of certain financial ratios and limitations on capital expenditures. The Company is in compliance with all covenants contained in the amended Credit Facility agreement.

     As of December 31, 1999, approximately $38.1 million was available under the Company's revolving credit and accounts receivable securitization facilities. The Company believes that funds available under the Credit and securitization facilities, other credit and financing agreements and funds generated from operations will be sufficient to provide the Company with the liquidity necessary to fund its anticipated working capital requirements and capital expenditure requirements over the next 12 months. Capital requirements are subject to change as business conditions warrant and opportunities arise. In connection with its internal and external expansion strategies, the Company may from time to time seek additional funds to finance other new facilities and equipment, acquisitions and significant improvements to processing equipment to respond to customers' demands.

YEAR 2000 COMPLIANCE

     All of the Company's business application software systems were Y2K (Year
2000) compliant by the third quarter of 1999, and all other systems and equipment was compliant prior to December 31, 1999. The Company has not experienced any disruptions related to Y2K.

EFFECTS OF INFLATION

     Inflation generally affects the Company by increasing the cost of personnel, transportation services, processing equipment, purchased steel, and borrowings under the various credit agreements. The Company does not believe that inflation has had a material effect on its operating income over the periods presented. However, it has and could have a material effect on interest expense based on inflation's impact on amounts borrowed and prime and LIBOR borrowing rates. Conversely, when raw material prices decline, as in 1998 and 1999, customer demands for lower prices have and could result in lower selling prices and, as the Company uses existing steel inventory, lower margins. Changing steel prices therefore could adversely affect the Company's net sales, gross margins and net income.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and
the Board of Directors of
Olympic Steel, Inc.:

     We have audited the accompanying consolidated balance sheets of Olympic Steel, Inc. (an Ohio corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Olympic Steel, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

                                          Arthur Andersen LLP

Cleveland, Ohio,
January 28, 2000.

ITEM 8.  FINANCIAL STATEMENTS

                              OLYMPIC STEEL, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                     (in thousands, except per share data)

                                                               1999        1998        1997
                                                             --------    --------    --------
Net sales..................................................  $524,794    $576,189    $608,076
Cost of sales..............................................   401,028     455,544     483,071
                                                             --------    --------    --------
     Gross margin..........................................   123,766     120,645     125,005

Operating expenses
  Warehouse and processing.................................    35,226      35,456      33,579
  Administrative and general...............................    29,371      27,166      27,458
  Distribution.............................................    17,968      18,024      18,046
  Selling..................................................    15,176      14,209      13,745
  Occupancy................................................     4,571       4,300       4,067
  Depreciation and amortization............................     7,852       6,973       6,003
  Asset write-down.........................................        --      19,056          --
                                                             --------    --------    --------
     Total operating expenses..............................   110,164     125,184     102,898
                                                             --------    --------    --------
     Operating income (loss)...............................    13,602      (4,539)     22,107

Income (start-up costs) from joint ventures................    (1,032)       (322)         11
                                                             --------    --------    --------
     Income (loss) before interest and taxes...............    12,570      (4,861)     22,118

Interest expense...........................................     4,315       3,856       4,172
Receivable securitization expense..........................     3,119       3,773       3,791
                                                             --------    --------    --------
     Income (loss) before taxes............................     5,136     (12,490)     14,155

Income taxes...............................................     1,977      (4,059)      5,308
                                                             --------    --------    --------
       Net income (loss)...................................  $  3,159    $ (8,431)   $  8,847
                                                             ========    ========    ========
       Net income (loss) per share.........................  $   0.30    $  (0.79)   $   0.83
                                                             ========    ========    ========
       Weighted average shares outstanding.................    10,452      10,692      10,692

        The accompanying notes are an integral part of these statements.

                              OLYMPIC STEEL, INC.
                          CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 1999 AND 1998
                                 (in thousands)

                                                                1999        1998
                                                              --------    --------
                           ASSETS
Cash........................................................  $  1,433    $  1,825
Accounts receivable.........................................     9,802       3,096
Inventories.................................................   119,585     121,407
Prepaid expenses and other..................................     6,693       5,752
                                                              --------    --------
     Total current assets...................................   137,513     132,080
                                                              --------    --------
Property and equipment......................................   156,849     144,762
Accumulated depreciation....................................   (32,645)    (25,450)
                                                              --------    --------
     Net property and equipment.............................   124,204     119,312
                                                              --------    --------
Unexpended IRB funds........................................     1,668          --
Goodwill....................................................     3,622       3,726
Investments in joint ventures...............................       (42)        990
                                                              --------    --------
     Total assets...........................................  $266,965    $256,108
                                                              ========    ========
                        LIABILITIES
Current portion of long-term debt...........................  $  6,061    $  4,888
Accounts payable............................................    20,671      28,911
Accrued payroll.............................................     3,595       2,977
Other accrued liabilities...................................     5,921       6,449
                                                              --------    --------
     Total current liabilities..............................    36,248      43,225
                                                              --------    --------
Revolving credit agreement..................................    47,892      37,450
Term loans..................................................    29,076      28,097
Industrial revenue bonds....................................    10,397       6,085
                                                              --------    --------
     Total long-term debt...................................    87,365      71,632
                                                              --------    --------
Deferred income taxes.......................................     6,532       3,508
                                                              --------    --------
     Total liabilities......................................   130,145     118,365
                                                              --------    --------
                    SHAREHOLDERS' EQUITY
Preferred stock, without par value, 5,000 shares authorized,
  no shares issued or outstanding...........................        --          --
Common stock, without par value, 20,000 shares authorized,
  10,091 and 10,692 issued and outstanding at December 31,
  1999 and 1998, respectively...............................   102,237     106,319
Retained earnings...........................................    34,583      31,424
                                                              --------    --------
     Total shareholders' equity.............................   136,820     137,743
                                                              --------    --------
     Total liabilities and shareholders' equity.............  $266,965    $256,108
                                                              ========    ========

      The accompanying notes are an integral part of these balance sheets.

                              OLYMPIC STEEL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                 (in thousands)

                                                                1999        1998        1997
                                                              --------    --------    --------
Cash flows from operating activities:
  Net income (loss).........................................  $  3,159    $ (8,431)   $  8,847
  Adjustments to reconcile net income (loss) to net cash
     from operating activities-
     Depreciation and amortization..........................     7,852       6,973       6,003
     Asset write-down.......................................        --      19,056          --
     Loss on sale of fixed assets...........................        --         432          --
     (Income) start-up costs from joint ventures............     1,032         322         (11)
     Long-term deferred income taxes........................     3,024      (2,524)      1,209
                                                              --------    --------    --------
                                                                15,067      15,828      16,048
Changes in working capital:
  Accounts receivable.......................................    (6,706)      3,321       3,829
  Inventories...............................................     1,822      10,904       6,008
  Prepaid expenses and other................................    (1,007)     (3,721)        910
  Accounts payable..........................................    (8,240)      4,645      (1,165)
  Accrued payroll and other accrued liabilities.............        90         (12)       (128)
                                                              --------    --------    --------
                                                               (14,041)     15,137       9,454
                                                              --------    --------    --------
     Net cash from operating activities.....................     1,026      30,965      25,502
                                                              --------    --------    --------
Cash flows from investing activities:
  Equipment purchases and deposits..........................    (6,688)    (16,904)    (12,611)
  Facility purchases and construction.......................    (4,115)     (8,368)     (4,297)
  Other capital expenditures, net...........................    (1,771)     (1,319)     (1,195)
  Acquisitions of JNT and Southeastern......................        --        (795)    (13,689)
  Investments in joint ventures.............................        --         (98)     (6,222)
                                                              --------    --------    --------
     Net cash used for investing activities.................   (12,574)    (27,484)    (38,014)
                                                              --------    --------    --------
Cash flows from financing activities:
  Revolving credit agreement................................    10,442     (11,359)      2,352
  Term loans and IRB's......................................     6,464       7,955       9,890
  Unexpended IRB funds......................................    (1,668)         --          --
  Repurchase of common stock................................    (4,082)         --          --
                                                              --------    --------    --------
     Net cash from (used for) financing activities..........    11,156      (3,404)     12,242
                                                              --------    --------    --------
Cash:
  Net change................................................      (392)         77        (270)
  Beginning balance.........................................     1,825       1,748       2,018
                                                              --------    --------    --------
  Ending balance............................................  $  1,433    $  1,825    $  1,748
                                                              ========    ========    ========

        The accompanying notes are an integral part of these statements.

                              OLYMPIC STEEL, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                 (in thousands)

                                                          COMMON     RETAINED
                                                          STOCK      EARNINGS
                                                         --------    --------
Balance at December 31, 1996...........................  $106,319    $31,008
  Net income...........................................        --      8,847
                                                         --------    -------

Balance at December 31, 1997...........................   106,319     39,855
  Net loss.............................................        --     (8,431)
                                                         --------    -------

Balance at December 31, 1998...........................   106,319     31,424
  Net income...........................................        --      3,159
  Repurchase of 601 common shares......................    (4,082)        --
                                                         --------    -------

Balance at December 31, 1999...........................  $102,237    $34,583
                                                         ========    =======

        The accompanying notes are an integral part of these statements.

                              OLYMPIC STEEL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                (dollars in thousands, except per share amounts)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

CONCENTRATION RISKS

     The Company is a major customer of flat-rolled coil and plate steel for many of its principal suppliers, but is not dependent on any one supplier. The Company purchased approximately 16% of its total steel requirements from its single largest supplier in both 1999 and 1998.

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

GOODWILL AND AMORTIZATION

     Goodwill includes the cost in excess of fair value of the net assets acquired and is being amortized on a straight-line method ranging from 15 to 40 years. The Company evaluates facts and circumstances to determine if the value of goodwill or other long-lived assets may be impaired. In 1998, the Company determined that goodwill and certain fixed assets at its Detroit operation were impaired and recorded an asset write-off to market value. Goodwill amortization expense totaled $104 in 1999, $358 in 1998, and $314 in 1997. Accumulated amortization of goodwill totaled $256 at December 31, 1999, and $152 at December 31, 1998.

REVENUE RECOGNITION

     Revenue is recognized when steel is shipped to the customer. Sales returns and allowances are treated as reductions to sales and are provided for based on historical experience and current estimates.

SHARES OUTSTANDING AND EARNINGS PER SHARE

     In April 1999, the Company's board of directors authorized a one-year program to purchase up to 1 million shares of Olympic common stock. During 1999, the company repurchased 601 thousand shares at an average price of $6.76 per share. Repurchased shares are held in treasury and are available for general corporate purposes.

     Earnings per share have been calculated based on the weighted average number of shares outstanding. Average shares outstanding were 10.5 million in 1999, and 10.7 million in both 1998 and 1997. Basic and diluted earnings per share are the same, as the effect of outstanding stock options is not dilutive.

2.  ASSET WRITE-DOWN:

     The Company recorded an asset write-down charge of $19,056 in the fourth quarter of 1998. The charge consisted of $14,356 to write-off of goodwill and write-down certain fixed assets at the Company's Detroit operation in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which requires assets such as goodwill and fixed assets to be written down to fair market value when circumstances indicate that their carrying values are impaired. The remaining $4,700 of the charge related to the write-down of Olympic's investment in its Olympic Continental Resources joint venture (OCR).

3.  ACQUISITIONS:

     Effective June 26, 1998, the Company acquired certain assets and assumed certain liabilities of JNT Precision Machining, Inc. (JNT), a machining center located in McConnellsburg, Pennsylvania, which operates lathes, machine centers, drills and saws. The cash purchase price totaled $795. The acquisition was accounted for as a purchase and, accordingly, assets and liabilities were reflected at estimated fair values. The purchase price allocation resulted in goodwill of $162, which is being amortized over 15 years. During the second half of 1999, the JNT operation was relocated to a new 87,000 square foot plate processing and machining facility constructed in Chambersburg, Pennsylvania.

     Effective June 1, 1997, the Company acquired substantially all of the assets and assumed certain liabilities of Southeastern Metal Processing, Inc. and Southeastern Transshipping Realty (Southeastern). Southeastern historically operated as a metals toll processor and is located near Atlanta, Georgia. The purchase price, which included assumed liabilities, totaled approximately $17,200. The adjusted cash portion of the purchase price, including fees and expenses and the repayment of $2,500 of Southeastern's bank debt, approximated $13,700. The acquisition has been accounted for as a purchase and, accordingly, assets and liabilities were reflected at estimated fair values. The purchase price allocation resulted in goodwill of approximately $3,700 which is being amortized over 40 years.

4.  INVESTMENTS IN JOINT VENTURES:

     In December 1998, the Company wrote-off its entire 45% joint venture investment in Olympic Continental Resources LLC (OCR), a broker of scrap metal and alternate iron products. Effective April 30, 1999, Atlas Iron Processors, Inc. (Atlas) ownership interest in the OCR joint venture ceased, and all OCR business transactions with Atlas also ceased. During the third quarter of 1999, Olympic announced the dissolution of OCR. Olympic, as guarantor of OCR's bank debt, made a payment to extinguish all $4.7 million of OCR outstanding bank debt, and simultaneously assumed all remaining OCR receivables, inventory, and accounts payable, which are included in the 1999 consolidated financial statements of the Company.

     In April 1997, the Company and the U.S. Steel Group of USX Corporation
(USS) formed Olympic Laser Processing (OLP), a joint venture to process laser welded sheet steel blanks for the automotive industry. OLP is owned 50% by each of the companies. OLP has constructed a new facility in Michigan and initially equipped it with two laser-welding lines. Production has begun on both lines and OLP plans to purchase two additional manual lines in 2000. OLP start-up costs are being expensed as incurred. The Company and USS each contributed $2,000 in cash to OLP during the first half of 1997 and each guarantees, on a several basis, 50% of OLP's outstanding debt under its $20,000 bank loan agreement. OLP debt outstanding at December 31, 1999 totaled $18,076.

     In December 1997, the Company, Michael J. Guthrie and Carlton L. Guthrie (the Guthries) completed the formation of Trumark Steel & Processing, LLC (TSP), a joint venture to support the flat-rolled steel requirements of the automotive industry. The Guthries are also the executive officers of Trumark Inc., a privately held supplier of metal stamped assemblies to the automotive industry located in Michigan. In 1997, the Company made a $147 cash contribution to TSP for its 49% ownership interest in the venture. In December 1998, and February 2000 additional contributions of $98 and $147, respectively, were made by Olympic. TSP start-up costs have been expensed as incurred. The Company and the Guthries severally guarantee outstanding debt under TSP's credit facility in proportion to each member's ownership interest. TSP debt outstanding at December 31, 1999 totaled $3,176.

5.  ACCOUNTS RECEIVABLE:

     Since 1995, the Company has operated under an agreement to sell, on a revolving basis, through its wholly-owned subsidiary, Olympic Steel Receivables LLC, an undivided interest in a designated pool of its trade accounts receivable. The maximum amount of receivables available for sale under the agreement, which expires December 19, 2002, is $70,000. The Company, as agent for the purchaser of the receivables, retains collection and administrative responsibilities for the participating interests sold. As collections reduce the receivables included in the pool, the Company may sell additional undivided interests in new receivables up to the $70,000 limit. The amount of receivables sold by the Company typically will change monthly depending upon the level of defined eligible receivables available for sale at each month end settlement date.

     As of December 31, 1999 and 1998, $52,000 and $57,000, respectively, of receivables were sold and reflected as a reduction of accounts receivable in the accompanying consolidated balance sheets. Costs of the program, which primarily consist of the purchaser's financing cost of issuing commercial paper backed by the receivables, totaled $3,119 in 1999, $3,773 in 1998, and $3,791 in 1997, and
have been classified as Receivable Securitization Expense in the accompanying consolidated statements of income.

     Accounts receivable are presented net of allowances for doubtful accounts of $1,031 and $455 as of December 31, 1999 and 1998, respectively. Bad debt expense totaled $911 in 1999, $98 in 1998, and $155 in 1997.

6.  PROPERTY AND EQUIPMENT:

     Property and equipment consists of the following:

                                                            DECEMBER 31,
                                                        --------------------
                                                          1999        1998
                                                        --------    --------
Land and improvements.................................  $ 10,256    $ 10,101
Buildings and improvements............................    57,056      53,075
Machinery and equipment...............................    76,475      70,744
Furniture and fixtures................................     4,799       4,181
Computer equipment....................................     6,149       5,037
Vehicles..............................................       198         291
Construction in progress..............................     1,916       1,333
                                                        --------    --------
                                                         156,849     144,762
Less accumulated depreciation.........................   (32,645)    (25,450)
                                                        --------    --------
  Net property and equipment..........................  $124,204    $119,312
                                                        ========    ========

     Construction in progress at December 31, 1999 primarily consisted of progress payments for a new slitter in Detroit and payments for new equipment in Chambersburg. Construction in progress at December 31, 1998 primarily consisted of payments made for the construction and equipping of the Chambersburg facility and progress payments for new plate processing equipment.

7.  REVOLVING CREDIT AGREEMENT:

     The Company has been operating under various multi-bank revolving credit agreements for many years. The Company's bank credit agreement (the Credit Facility) currently consists of a $68,000 revolving credit component, a $21,000 term loan component to finance the Iowa temper mill and plate processing facility (the Iowa Term Loan), letter of credit commitments totaling $6,262 as of December 31, 1999, and a $71,400 liquidity facility related to the Company's accounts receivable securitization agreement. The respective assets financed provide collateral for the Iowa Term Loan and the letters of credit. The agreement's maturity date is June 30, 2002. Each year, the Company may request to extend its maturity date one year with the approval of the bank group.

The Company has the option to borrow based on the agent bank's base rate or London Interbank Offered Rates (LIBOR) plus a premium (the Premium). The Premium is determined every three months based on the Company's operating performance and leverage ratio. During 1999, the Premium averaged 1.50%, compared to 1.15% in 1998. The effective interest rate for revolving credit borrowings amounted to 7.7% in 1999, 7.2% in 1998, and 7.0% in 1997. Interest on the base rate option is payable quarterly in arrears while interest on the LIBOR option is payable at the end of the LIBOR interest period, which ranges from one to six months. The agreement also includes a commitment fee of .25% of the unused portion of the revolver, payable quarterly in arrears. The Company's borrowing rate increased to LIBOR plus 2.0% commencing December 1, 1999.

     In January 2000, the Credit Facility was amended to change interest coverage requirements commencing December 31, 1999. The amendment also added another 50 basis point pricing tier to the Premium schedule. The Company is in compliance with all covenants contained in the amended agreement.

     The revolving credit agreement balance includes $6,311 and $2,353 of checks issued that have not cleared the bank as of December 31, 1999 and 1998, respectively.

8.  TERM LOANS:

     In May 1997, the Company entered into a $10,000 loan agreement with a domestic bank to finance the fixed asset portion of the Southeastern acquisition. In October 1999, an additional $2,000 was borrowed for an expansion to the facility. The loan agreement includes a 10 year $3,500 term loan component, a seven year $6,500 term loan component, and a five year $2,000 component (the Southeastern Term Loans). The term loans are secured by the real estate and equipment financed, and are repayable in quarterly installments that commenced September 1, 1997. Interest is charged at LIBOR plus the same Premium associated with the Company's Credit Facility.

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

     The $21,000 Iowa Term Loan requires annual principal repayments of 10% of the amount borrowed, which commenced May 30, 1999.

     The long-term portion of term loans at December 31, 1999 and 1998, consisted of the following:

                                          EFFECTIVE INTEREST
              DESCRIPTION                  RATE AT 12/31/99      1999       1998
              -----------                 ------------------    -------    -------
Iowa Term Loan..........................         8.0%           $16,800    $15,300
Southeastern Term Loans.................         7.6%             7,025      6,804
Taxable rate notes......................         6.8%             5,100      5,800
Other...................................         4.0%               151        193
                                                                -------    -------
                                                                $29,076    $28,097
                                                                =======    =======

9.  INDUSTRIAL REVENUE BONDS:

     In April 1999, the Company entered into a $6,000, 5.1% fixed rate tax-exempt industrial development bond agreement to finance the construction and equipping of a new $7,000, 87,000 square foot plate processing and machining facility in Chambersburg, Pennsylvania. Proceeds from the bonds were deposited into an escrow account and are invested in commercial paper funds until withdrawn for reimbursement. The loan agreement includes a 15-year, $3,100 real estate component, and a 10-year, $2,900 million equipment component. Quarterly repayments commenced October 1, 1999. The Chambersburg land, building and equipment secure the outstanding debt.

     The long-term portion of industrial revenue bonds at December 31, 1999 and 1998, consisted of the following:

                                           EFFECTIVE INTEREST
          DESCRIPTION OF BONDS              RATE AT 12/31/99      1999       1998
          --------------------             ------------------    -------    ------
$6,000 fixed rate bonds due 1999 through
  2014...................................         5.1%           $ 5,472    $   --
$6,000 variable rate bonds due 1995
  through 2004...........................         5.7%             2,400     3,000
$4,800 variable rate bonds due 1992
  through 2004...........................         5.7%             1,650     2,000
$2,660 variable rate bonds due 1992
  through 2004...........................         5.7%               875     1,085
                                                                 -------    ------
                                                                 $10,397    $6,085
                                                                 =======    ======

     The bonds due in 2004 are all backed by standby letters of credit, expiring June 30, 2002 with the revolving credit bank group, which has a first lien on certain land, building and equipment.

10.  SCHEDULED DEBT MATURITIES, INTEREST, DEBT CARRYING VALUES AND COVENANTS:

     Scheduled maturities of all long-term debt for the years succeeding December 31, 1999 are $6,061 in 2000, $6,072 in 2001, $6,098 in 2002, $6,121 in
2003, $5,730 in 2004, and $15,452 thereafter. The overall effective interest rate for all debt amounted to 6.9% in both 1999 and 1998, and 6.7% in 1997. Interest paid totaled $4,712, $5,124, and $4,579, for the years ended December 31, 1999, 1998 and 1997, respectively. Amounts paid relative to the accounts receivable securitization program totaled $3,159 in 1999, $3,858 in 1998 and $3,736 in 1997. Interest of $149, $1,082, and $156, was capitalized in 1999,
1998 and 1997, respectively, in connection with constructing and equipping facilities.

     Management believes the carrying values of its long-term debt approximate their fair values, as each of the Company's debt arrangements bear interest at rates that vary based on a bank's base rate, LIBOR, the short-term tax exempt revenue bond index or taxable rate note market.

     Under its debt agreements, the Company is subject to certain covenants such as minimum net worth, capital expenditure limitations, and interest coverages. The Company is in compliance with all of its covenants after amending its interest coverage covenant requirement on January 15, 2000.

11.  INCOME TAXES:

     The components of the Company's net deferred tax asset or liability at December 31 are as follows:

                    ASSET/(LIABILITY)                        1999       1998
                    -----------------                       -------    ------
Accrued income taxes......................................  $ 5,211    $1,642

Current deferred income taxes:
  Inventory...............................................      847      (583)
  Asset write-down........................................       --     1,774
  Tax credit carryforward.................................       --       861
  Other temporary items...................................     (885)      475
     Total current deferred income taxes..................      (38)    2,527
                                                            -------    ------
Accrued and current deferred income taxes.................    5,173     4,169
                                                            -------    ------
Long-term deferred income taxes:
  Goodwill................................................    1,383     1,643
  Tax credit carryforward.................................      896        --
  Tax in excess of book depreciation......................   (8,066)   (4,702)
  Other temporary items...................................     (745)     (449)
                                                            -------    ------
     Total long-term deferred income taxes................   (6,532)   (3,508)
     Total income tax asset (liability)...................  $(1,359)   $  661
                                                            =======    ======

     The following table reconciles the U.S. federal statutory rate to the Company's effective tax rate:

                                                         1999    1998    1997
                                                         ----    ----    ----
U.S. federal statutory rate............................  35.0%   35.0%   35.0%
State and local taxes, net of federal benefit..........   2.0     2.0     2.0
Asset write-down.......................................    --    (5.5)     --
All other, net.........................................   1.5     1.0     0.5
                                                         ----    ----    ----
Effective income tax rate..............................  38.5%   32.5%   37.5%
                                                         ====    ====    ====

     The tax provision includes a current provision of $252, $1,255, and $4,495, and a deferred expense or (benefit) of $1,725, ($5,314), and $813, in 1999, 1998 and 1997, respectively. Income taxes paid in 1999, 1998 and 1997, totaled $315, $3,202, and $4,459, respectively.

12.  RETIREMENT PLANS:

     The Company has several retirement plans consisting of a profit-sharing plan and a 401(k) plan covering all non-union employees, and two separate 401(k) plans covering all union employees.

     Company contributions for the non-union profit-sharing plan are in discretionary amounts as determined annually by the Board of Directors. Company contributions were 3% in 1999, and 4% in both 1998 and 1997, of each eligible employee's W-2 earnings. The non-union 401(k) retirement plan allows eligible employees to contribute up to 10% of their W-2 earnings. The Company contribution is determined annually by the Board of Directors and is based on a percentage of eligible employees' contributions. For each of the last three years, the Company matched one half of each eligible employee's contribution.

     Company contributions for each of the last three years for the union plans were 3% of eligible W-2 wages plus one half of the first 4% of each employee's contribution.

     Retirement plan expense amounted to $1,841, $2,346, and $2,258 for the years ended December 31, 1999, 1998, and 1997, respectively.

13.  STOCK OPTIONS:

     In January 1994, the Stock Option Plan (Option Plan) was adopted by the Board of Directors and approved by the shareholders of the Company. Pursuant to the provisions of the Option Plan, key employees of the Company, non-employee directors and consultants may be offered the opportunity to acquire shares of Common Stock by the grant of stock options, including both incentive stock options (ISOs) and nonqualified stock options. ISOs are not available to non-employee directors or consultants. A total of 450,000 shares of Common Stock has been reserved for options under the Option Plan. The purchase price of a share of Common Stock pursuant to an ISO will not be less than the fair market value of a share of Common Stock at the grant date. Options vest over period of three or five years at rates of 33.3% and 20% per year, respectively, commencing on the first anniversary of the date of grant, and all expire 10 years after the date of grant. The Option Plan will terminate on January 5, 2004. Termination of the Option Plan will not affect outstanding options.

     During 1999, additional non-qualified options to purchase 194,333 shares of common stock were issued to the Company's outside directors, executive officers and senior managers at option prices ranging from $7.18 to $8.75. During 1997, nonqualified options to purchase 8,000 shares were issued to the Company's outside directors and certain key employees. No options were issued in 1998. Since adoption of the Option Plan, options to purchase 8,000 shares have been exercised. As of December 31, 1999, options to purchase 306,833 shares were outstanding, of which 101,600 were exercisable at prices ranging from $14.63 to $15.50 per share.

     In 1996, the Company adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." The Black-Scholes option-pricing model was used to determine that the pro forma impact of compensation expense from options granted was immaterial for all years presented.

14.  COMMITMENTS AND CONTINGENCIES:

     The Company leases certain warehouses, sales offices and processing equipment under long-term lease agreements. The leases are classified as operating and expire at various dates through 2004. In some cases the leases include options to extend. Rent expense was $1,600, $2,278, and $2,175 for the years ended December 31, 1999, 1998 and 1997, respectively.

     Future minimum lease payments as of December 31, 1999 are as follows:

2000........................................................  $1,104
2001........................................................     924
2002........................................................     736
2003........................................................     651
2004........................................................     585
Thereafter..................................................      --
                                                              ------
                                                              $4,000
                                                              ======

     The Company is a defendant in various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the outcome of the proceedings to which the Company is currently a party will not have a material adverse effect upon its operations or financial position.

15.  RELATED PARTY TRANSACTIONS:

     Related entities handled a portion of the freight activity for the Company's Cleveland operation. Payments to these entities totaled $1,319, $2,383, and $2,906 for the years ended December 31, 1999, 1998 and 1997, respectively. There is no common ownership or management of this entity with the Company. Another related entity owns one of the Cleveland warehouses and leases it to the Company at an annual rental of $195. The lease expires June 2000 and has two remaining renewal options of 10 years each.

16.  SUBSEQUENT EVENT -- SHAREHOLDER RIGHTS PLAN:

     On January 31, 2000, the Company's board of directors (the Directors) approved the adoption of a share purchase rights plan. The terms and description of the plan are set forth in a rights agreement, dated January 31, 2000, between the Company and National City Bank, as rights agent (the Rights Agreement). The Directors declared a dividend distribution of one right for each share of common stock of the Company outstanding as of the March 6, 2000 record date (the Record
Date). The Rights Agreement also provides, subject to specified exceptions and limitations, that common stock issued or delivered from the Company's treasury after the record date will be accompanied by a right. Each right entitles the holder to purchase one-one-hundredth of a share of Series A Junior Participating Preferred stock, without par value at a price of $20 per one one-hundredth of a preferred share (a Right). The Rights expire on March 6, 2010, unless earlier redeemed, exchanged or amended. Rights become exercisable to purchase Preferred Shares following the commencement of certain tender offer or exchange offer solicitations resulting in beneficial ownership of 15% or more of the Company's outstanding common shares as defined in the Rights Agreement.

                      SUPPLEMENTARY FINANCIAL INFORMATION
                   UNAUDITED QUARTERLY RESULTS OF OPERATIONS
                    (in thousands, except per share amounts)

                1999                    1ST         2ND         3RD         4TH         YEAR
                ----                  --------    --------    --------    --------    --------
Net sales...........................  $129,147    $133,548    $125,168    $136,931    $524,794
Gross margin........................    30,116      32,550      30,605      30,495     123,766
Operating income....................     3,926       5,293       3,392         991      13,602
Income (loss) before taxes..........     2,102       3,425       1,314      (1,705)      5,136
Net income (loss)...................  $  1,293    $  2,106    $    808    $ (1,048)   $  3,159
  Net income (loss) per share.......  $   0.12    $   0.20    $   0.08    $  (0.10)   $   0.30
  Weighted average shares
     outstanding....................    10,692      10,565      10,381      10,199      10,452
Market price of common stock: (a)
  High..............................  $   8.38    $   8.88    $   7.00    $   6.22    $   8.88
  Low...............................      5.06        6.50        5.63        4.38        4.38

                1998                    1ST         2ND         3RD        4TH(b)       YEAR
                ----                  --------    --------    --------    --------    --------
Net sales...........................  $155,707    $152,254    $132,035    $136,193    $576,189
Gross margin........................    32,298      32,009      27,827      28,511     120,645
Operating income (loss).............     5,633       5,254       1,497     (16,923)     (4,539)
Income (loss) before taxes..........     3,644       3,292        (482)    (18,944)    (12,490)
Net income (loss)...................  $  2,259    $  2,041    $   (299)   $(12,432)   $ (8,431)
  Net income (loss) per share.......  $   0.21    $   0.19    $  (0.03)   $  (1.16)   $  (0.79)
  Weighted average shares
     outstanding....................    10,692      10,692      10,692      10,692      10,692
Market price of common stock: (a)
  High..............................  $  17.13    $  16.25    $  12.88    $   7.94    $  17.13
  Low...............................     13.69       12.50        6.13        5.00        5.00

---------------
(a) Represents high and low closing quotations as reported by NASDAQ.

(b) Includes an asset write-down charge of $19,056 recorded in fourth quarter 1998 operating expenses.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required by Item 10 as to the Directors of the Registrant will be incorporated herein by reference to the information set forth under the captions "Election of Directors and Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's definitive proxy statement for its April 26, 2000 Annual Meeting of Shareholders.

ITEM 11.  EXECUTIVE COMPENSATION

     Information required by Item 11 will be incorporated herein by reference to the information set forth under the caption "Executive Officers' Compensation" in the Registrant's definitive proxy statement for its April 26, 2000 Annual Meeting of Shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by Item 12 will be incorporated herein by reference to the information set forth under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the Registrant's definitive proxy statement for its April 26, 2000 Annual Meeting of Shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by Item 13 will be incorporated herein by reference to the information set forth under the caption "Related Transactions" in the Registrant's definitive proxy statement for its April 26, 2000 Annual Meeting of Shareholders.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

    (a)(1) THE FOLLOWING FINANCIAL STATEMENTS ARE INCLUDED IN PART II, ITEM 8:

    Report of Independent Public Accountants

    Consolidated Statements of Income for the Years Ended December 31, 1999, 1998 and 1997

    Consolidated Balance Sheets as of December 31, 1999 and 1998

    Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997

    Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 1999, 1998 and 1997

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

    (b) REPORTS ON FORM 8-K. No reports were filed on Form 8-K during the fourth quarter of 1999. However, on February 15, 2000, the Company filed a Form 8-K relative to the adoption of a shareholders rights plan.

                              OLYMPIC STEEL, INC.

                               INDEX TO EXHIBITS

                                                                              SEQUENTIAL
    EXHIBIT                       DESCRIPTION OF DOCUMENT                      PAGE NO.
    -------                       -----------------------                     ----------
     3.1(i)     Amended and Restated Articles of Incorporation                     (a)
     3.1(ii)    Amended and Restated Code of Regulations                           (a)
     4.1        Credit Agreement dated October 4, 1996 by and among the            (b)
                Registrant, three banks and National City Bank, Agent
     4.2        First Amendment to Credit Agreement dated January 24, 1997         (c)
                by and among the Registrant, three banks and National City
                Bank, Agent
     4.3        Second Amendment to Credit Agreement, dated May 30, 1997           (d)
     4.4        Third Amendment to Credit Agreement, dated July 14, 1997           (d)
     4.5        Fourth Amendment to Credit Agreement, dated December 8, 1998       (h)
     4.6        Fifth Amendment to Credit Agreement, dated March 10, 1999          (h)
     4.7        Sixth Amendment to Credit Agreement, dated January 15, 2000     39-43
     4.8        Receivables Purchase Agreement dated December 19, 1995 among       (e)
                the Registrant, Olympic Steel Receivables LLC, Olympic Steel
                Receivables, Inc. and Clipper Receivables Corporation as
                Purchaser
     4.9        Second Amendment to Receivables Purchase Agreement, dated          (d)
                July 14, 1997
                Information concerning certain of the Registrant's other
                long-term debt is set forth in Notes 7 through 10 of Notes to Consolidated Financial Statements. The Registrant hereby agrees to furnish copies of such instruments to the
                Commission upon request
    10.1        Olympic Steel, Inc. Stock Option Plan                              (a)
    10.2        Lease, dated as of July 1, 1980, as amended, between S.M.S.        (a)
                Realty Co., a lessor, and the Registrant, as lessee,
                relating to one of the Cleveland facilities
    10.4        Lease, dated as of November 30, 1987, as amended, between          (a)
                Tinicum Properties Associates L.P., as lessor, and the
                Registrant, as lessee, relating to Registrant's Lester,
                Pennsylvania facility
    10.5        Operating Agreement of Trumark Steel & Processing, LLC,            (f)
                dated December 12, 1997, by and among Michael J. Guthrie,
                Carlton L. Guthrie and Oly Steel Welding, Inc.
    10.6        Carrier Contract Agreement for Transportation Services,            (h)
                dated August 1, 1998, between Lincoln Trucking Company and the Registrant
    10.7        Operating Agreement of OLP, LLC, dated April 4, 1997, by and       (g)
                between the U.S. Steel Group of USX Corporation and Oly
                Steel Welding, Inc.
    21          List of Subsidiaries                                               44
    23          Consent of Arthur Andersen LLP                                     45
    24          Directors and Officers Powers of Attorney                          46
    27          Financial Data Schedule (EDGAR Filing Only)

---------------
(a) Incorporated by reference to the Exhibit with the same exhibit number included in Registrant's Registration Statement on Form S-1 (No. 33-73992) filed with the Commission on January 12, 1994.

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

(f) Incorporated by reference to an Exhibit included in Registrant's Form 10-K filed with the Commission on March 9, 1998.

(g) Incorporated by reference to an Exhibit included in Registrant's Form 10-Q filed with the Commission on May 2, 1997.

(h) Incorporated by reference to an Exhibit included in Registrant's Form 10-K filed with the Commission on March 12, 1999.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                            OLYMPIC STEEL, INC.

March 20, 2000                              By: /s/ R. LOUIS SCHNEEBERGER
                                              ----------------------------------
                                              R. Louis Schneeberger,
                                              Chief Financial Officer and
                                                Director

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS IN THE CAPACITIES INDICATED AND ON THE 20TH DAY OF MARCH, 2000.

/s/ MICHAEL D. SIEGAL *                                     March 20, 2000
-----------------------------------------------------
Michael D. Siegal President, Chairman of the Board
and Chief Executive Officer

/s/ R. LOUIS SCHNEEBERGER *                                 March 20, 2000
-----------------------------------------------------
R. Louis Schneeberger Chief Financial Officer and
Director

/s/ DAVID A. WOLFORT *                                      March 20, 2000
-----------------------------------------------------
David A. Wolfort
Chief Operating Officer and Director

/s/ SUREN A. HOVSEPIAN *                                    March 20, 2000
-----------------------------------------------------
Suren A. Hovsepian
Business Consultant and Director

/s/ RICHARD T. MARABITO *                                   March 20, 2000
-----------------------------------------------------
Richard T. Marabito
Treasurer and Corporate Controller
(Principal Accounting Officer)

/s/ MARTIN H. ELRAD *                                       March 20, 2000
-----------------------------------------------------
Martin H. Elrad, Director

/s/ THOMAS M. FORMAN *                                      March 20, 2000
-----------------------------------------------------
Thomas M. Forman, Director

/s/ BETSY S. ATKINS *                                       March 20, 2000
-----------------------------------------------------
Betsy S. Atkins, Director

* The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to the Powers of Attorney executed by the above-named officers and Directors of the Company and filed with the Securities and Exchange Commission on behalf of such officers and Directors.

By: /s/ R. LOUIS SCHNEEBERGER                               March 20, 2000
-----------------------------------------------------
    R. Louis Schneeberger, Attorney-in-Fact