Form 10-Q
period 2000-03-31
OLYMPIC STEEL INC
filed 2000-05-09
CIK 917470

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000
                                                 --------------

(   )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                         Commission File Number 0-23320
                                                -------

                              OLYMPIC STEEL, INC.
             (Exact name of registrant as specified in its charter)

             Ohio                                           34-1245650
------------------------------                       ----------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                       Identification Number)

  5096 Richmond Road, Bedford Heights, Ohio                   44146
---------------------------------------------        -----------------------
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

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

                         Class                   Outstanding as of May 5, 2000
             -------------------------------     -----------------------------
             Common stock, without par value             9,904,300

================================================================================

                                    1 of 13

                               OLYMPIC STEEL, INC.
                               INDEX TO FORM 10-Q

                                                                                                       PAGE NO.
                                                                                                    --------------
PART I.              FINANCIAL INFORMATION

           ITEM 1.   FINANCIAL STATEMENTS

                     Consolidated Balance Sheets - March 31, 2000 and                                         3
                       December 31, 1999

                     Consolidated Statements of Income - for the three
                       months ended March 31, 2000 and 1999                                                   4

                     Consolidated Statements of Cash Flows - for the three
                       months ended March 31, 2000 and 1999                                                   5

                     Notes to Consolidated Financial Statements                                             6-7

           ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS                                                   8-12


PART II.             OTHER INFORMATION

           ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                                        12

SIGNATURES                                                                                                   13





                                    2 of 13

Part I.  FINANCIAL INFORMATION

                               Olympic Steel, Inc.
                           Consolidated Balance Sheets

                                 (in thousands)

                                                      March 31,      December 31,
                                                        2000            1999
                                                      ---------       ---------
                                                     (unaudited)
                            Assets
Cash                                                  $   1,185       $   1,433
Accounts receivable                                      17,911           9,802
Inventories                                             123,370         119,585
Prepaid expenses and other                                5,552           6,693
                                                      ---------       ---------
   Total current assets                                 148,018         137,513
                                                      ---------       ---------
Property and equipment                                  157,879         156,849
Accumulated depreciation                                (34,816)        (32,645)
                                                      ---------       ---------
   Net property and equipment                           123,063         124,204
                                                      ---------       ---------
Unexpended IRB funds                                      1,558           1,668
Goodwill                                                  3,596           3,622
Joint venture investments and advances                      (68)            (42)
                                                      ---------       ---------
   Total assets                                       $ 276,167       $ 266,965
                                                      =========       =========

                          Liabilities

Current portion of long-term debt                     $   6,046       $   6,061
Accounts payable                                         26,500          20,671
Accrued payroll                                           3,282           3,595
Other accrued liabilities                                 6,542           5,921
                                                      ---------       ---------
   Total current liabilities                             42,370          36,248
                                                      ---------       ---------
Revolving credit agreement                               49,871          47,892
Term loans                                               28,667          29,076
Industrial revenue bonds                                 10,397          10,397
                                                      ---------       ---------
   Total long-term debt                                  88,935          87,365
                                                      ---------       ---------
Deferred income taxes                                     7,165           6,532
                                                      ---------       ---------
   Total liabilities                                    138,470         130,145
                                                      ---------       ---------

                     Shareholders' Equity

Preferred stock                                            --              --
Common stock                                            101,637         102,237
Retained earnings                                        36,060          34,583
                                                      ---------       ---------
   Total shareholders' equity                           137,697         136,820
                                                      ---------       ---------
   Total liabilities and shareholders' equity         $ 276,167       $ 266,965
                                                      =========       =========



The accompanying notes are an integral part of these balance sheets.



                                    3 of 13

                               Olympic Steel, Inc.
                        Consolidated Statements of Income
                      For the Three Months Ended March 31,
                (in thousands, except per share and tonnage data)

                                                       2000             1999
                                                     ---------        ---------
                                                            (unaudited)
Tons sold
   Direct                                              289,323          251,550
   Toll                                                 50,675           52,424
                                                     ---------        ---------
                                                       339,998          303,974
                                                     ---------        ---------
Net sales                                            $ 144,687        $ 129,392
Cost of sales                                          111,078           99,031
                                                     ---------        ---------
   Gross margin                                         33,609           30,361

Operating expenses

   Warehouse and processing                              8,469            7,974
   Administrative and general                            7,757            7,046
   Distribution                                          5,485            4,546
   Selling                                               3,357            3,760
   Occupancy                                             1,286            1,233
   Depreciation and amortization                         2,268            1,876
                                                     ---------        ---------
      Total operating expenses                          28,622           26,435
                                                     ---------        ---------
      Operating income                                   4,987            3,926

Loss from joint ventures                                  (172)            (262)
                                                     ---------        ---------
   Income before financing costs and taxes               4,815            3,664

Interest expense                                         1,586              870
Receivable securitization expense                          847              692
                                                     ---------        ---------
   Income before taxes                                   2,382            2,102

Income taxes                                               905              809
                                                     ---------        ---------
      Net income                                     $   1,477        $   1,293
                                                     =========        =========
      Basic and diluted income per share             $    0.15        $    0.12
                                                     =========        =========
      Weighted average shares outstanding               10,034           10,692
                                                     =========        =========





         The accompanying notes are an integral part of these statements.



                                    4 of 13

                               Olympic Steel, Inc.
                      Consolidated Statements of Cash Flows
                      For the Three Months Ended March 31,

                                 (in thousands)

                                                           2000           1999
                                                         --------       --------
                                                               (unaudited)
Cash flows from operating activities:
   Net income                                            $  1,477       $  1,293
   Adjustments to reconcile net income to net
      cash from (used for) operating activities-
         Depreciation and amortization                      2,268          1,876
         Loss from joint ventures                             172            262
         Long-term deferred income taxes                      633            764
                                                         --------       --------
                                                            4,550          4,195
Changes in working capital:
   Accounts receivable                                     (8,109)       (12,837)
   Inventories                                             (3,785)         8,890
   Prepaid expenses and other                               1,124             36
   Accounts payable                                         5,829            338
   Accrued payroll and other accrued liabilities              309            931
                                                         --------       --------
                                                           (4,632)        (2,642)
                                                         --------       --------
      Net cash from (used for) operating activities           (82)         1,553
                                                         --------       --------
Cash flows from investing activities:
   Facility construction and improvements                    (183)        (1,144)
   Equipment purchases and deposits                          (757)          (651)
   Other capital expenditures, net                           (144)          (392)
   Investment in joint venture                               (147)          --
                                                         --------       --------
      Net cash used for investing activities               (1,231)        (2,187)
                                                         --------       --------
Cash flows from financing activities:
   Revolving credit agreement                               1,979            (27)
   Repayments of term loans and IRB's                        (424)          (350)
   Repurchase of common stock                                (600)          --
   Unexpended IRB funds                                       110           --
                                                         --------       --------
      Net cash from (used for) financing activities         1,065           (377)
                                                         --------       --------
Cash:
   Net decrease                                              (248)        (1,011)
   Beginning balance                                        1,433          1,825
                                                         --------       --------
   Ending balance                                        $  1,185       $    814
                                                         ========       ========



        The accompanying notes are an integral part of these statements.



                                    5 of 13

                               OLYMPIC STEEL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000

The accompanying consolidated financial statements have been prepared from the financial records of Olympic Steel, Inc. (Olympic or the Company) and its wholly-owned subsidiaries, without audit and reflect all adjustments which are, in the opinion of management, necessary to fairly present the results of the interim periods covered by this report. All significant intercompany transactions and balances have been eliminated in consolidation. Investments in the Company's joint ventures are accounted for under the equity method. Certain amounts in the 1999 consolidated financial statements have been reclassified to conform to the 2000 presentation.

(1) SHARES OUTSTANDING AND EARNINGS PER SHARE:

In April 1999, the Company's board of directors authorized a one-year program to purchase up to 1 million shares of Olympic common stock. Through the first quarter of 2000, the Company repurchased 733 thousand shares at an average price of $6.39. On April 26, 2000, the Company's board of directors extended the time period to complete the program for an additional 4 months. Repurchased shares are held in treasury and are available for general corporate purposes.

Earnings per share have been calculated based on the weighted average number of shares outstanding. Basic and diluted earnings per share are the same, as the effect of outstanding stock options is not dilutive.

(2) ACCOUNTS RECEIVABLE:

As of March 31, 2000, and December 31, 1999, $54 million and $52 million, respectively, of receivables were sold under the Company's accounts receivable securitization program. Receivables sold are reflected as a reduction of accounts receivable in the accompanying consolidated balance sheets.


                                    6 of 13

(3) LONG -TERM DEBT:

Interest rates under the Company's various credit agreements are generally based on LIBOR plus a premium determined quarterly, which varies with the Company's operating performance and financial leverage. Commencing December 1, 1999, the LIBOR premium increased from 1.5% to 2.0%. The overall effective interest rate for all debt for the quarters ended March 31, 2000 and 1999 was 7.9% and 6.6%, respectively.

Included in the revolving credit balances on the accompanying consolidated balance sheets are $7.4 million and $6.3 million of checks issued that have not cleared the bank as of March 31, 2000, and December 31, 1999, respectively.

(4) STOCK OPTIONS:

On April 26, 2000, additional non-qualified options to purchase 151,500 shares of common stock were issued to the Company's outside directors, executive officers and senior managers at an option price of $4.84, the average market value of a share of common stock at the grant date. After issuance of the new grants, options to purchase 421,833 shares were outstanding, of which 152,011 were exercisable at prices ranging from $7.18 to $15.50 per share. Shares available under the stock option plan were increased to 950,000 from 450,000, by shareholder vote on April 26, 2000.

(5) JOINT VENTURE:

In February 2000, the Company advanced $147 thousand to its Trumark Steel & Processing joint venture.

(6) SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid during the three months ended March 31, 2000 and 1999 totaled $1.5 million and $1.0 million, respectively. Income taxes paid during the March 31, 2000 and 1999 quarters totaled $27 thousand and $58 thousand, respectively.



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

         Olympic sells a broad range of products, many of which have different gross margins. Products that have more value-added processing generally have a greater gross margin. Accordingly, the Company's overall gross margin is affected by product mix and the amount of processing performed, as well as volatility in selling prices and material purchase costs. The Company performs toll processing of customer-owned steel, the majority of which is performed by its Detroit and Georgia operations. Toll processing generally results in lower selling prices and gross margin dollars per ton but higher gross margin percentages than the Company's direct sales.

         The Company's two joint ventures include Olympic Laser Processing
(OLP), a company formed in April 1997 to process laser welded sheet steel blanks for the automotive industry and Trumark Steel & Processing (TSP), a company formed in December 1997, to support the flat-rolled steel requirements of the automotive industry as a Minority Business Enterprise (MBE). The Company's 50% interest in OLP and 49% interest in TSP are accounted for under the equity method. The Company guarantees portions of outstanding debt under both of the joint ventures' bank credit facilities. As of March 31, 2000, Olympic guaranteed 50% of OLP's $18.3 million and 49% of TSP's $2.8 million of outstanding debt on a several basis.

         OLP constructed a new facility and has initially equipped it with two laser-welding lines. Production has begun on both lines and OLP has plans to purchase two additional manual lines in 2000. Start-up costs for OLP have been expensed as incurred.

         Financing costs include interest expense on debt and costs associated with the Company's accounts receivable securitization program (the Financing Costs). Interest rates paid by the Company under its credit agreement are generally based on LIBOR plus a premium (the Premium) determined quarterly, which varies based on the Company's operating performance

                                    8 of 13
and financial leverage. Receivable securitization costs are based on commercial paper rates calculated on the amount of receivables sold.

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

RESULTS OF OPERATIONS

         Tons sold increased 11.9% to 340 thousand in the first quarter of 2000 from 304 thousand for the first quarter of 1999. Tons sold in the first quarter of 2000 included 289 thousand from direct sales and 51 thousand from toll processing, compared with 252 thousand direct tons and 52 thousand tolling tons in the comparable period of last year. The increase in direct tons sold is primarily attributable to the ramp up of the Company's startup operations in Bettendorf, Iowa and Chambersburg, Pennsylvania, as well as four additional shipping days in this year's first quarter. On a per ship day basis, tons sold increased 4.9%.

         Net sales increased 11.8% to $144.7 million for the first quarter of 2000 from $129.4 million for 1999. Average selling prices remained constant between years.

         As a percentage of net sales, gross margin decreased to 23.2% for the first quarter of 2000 from 23.5% for 1999. The decrease reflects supply side price increases not fully passed on to all customers.

         Operating expenses increased 8.2% to $28.6 million from $26.4 million. However, on a per ton basis, operating expenses decreased to $84.18 for the first quarter of 2000 from $86.96 for 1999. As a percentage of net sales, operating expenses decreased to 19.8% for the first quarter of 2000 from 20.4% for 1999. Operating expenses in the first quarter of 2000 were negatively impacted by rising fuel costs, the effect of additional shipping days, and over $500 thousand of strategic consulting fees. Fees associated with the strategic planning firm's services ended in April 2000, and the Company has not engaged additional strategic consulting work at this time.


                                    9 of 13

         Losses from joint ventures totaled $172 thousand in the first quarter of 2000, compared to $262 thousand in 1999.

         Financing costs for the first quarter of 2000 increased to $2.4 million from $1.6 million in the first quarter of 1999. Average borrowings outstanding in the 2000 period increased primarily as a result of higher inventory levels and the repurchase of the Company's common stock (Stock Purchase). Receivable securitization expense increased due to higher commercial paper interest rates. The Company's effective bank borrowing rate increased to 7.9% in the 2000 period, from 6.6% for 1999. The Company's Premium increased to 2.0% over LIBOR commencing December 1, 1999.

         Income before taxes for the first quarter of 2000 increased to $2.4 million from $2.1 million for 1999. Income taxes approximated 38.0% in the first quarter of 2000 compared to 38.5% for 1999.

         Net income for the first quarter of 2000 totaled $1.5 million, or $.15 per share, compared to $1.3 million, or $.12 per share for 1999. During the first quarter of 2000, the Company repurchased 132 thousand shares of its common stock. Average shares outstanding totaled 10.0 million in the first quarter of 2000 compared to 10.7 million in last year's first quarter.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal capital requirement is to fund its growth, including strategic acquisitions and joint ventures, the purchase and upgrading of processing equipment and services, the construction and upgrading of related facilities, and additional working capital requirements. The Company uses cash generated from operations, long-term debt obligations, equity offerings, and leasing transactions to fund these requirements. Historically, the Company has used revolving credit borrowings and proceeds from its accounts receivable securitization program to finance working capital requirements.

         Net cash from operating activities primarily represents net income plus non-cash charges for depreciation, amortization and losses from joint ventures, as well as changes in working capital. During the first three months of 2000, $82 thousand of net cash was used for operating activities, consisting of $4.5 million of cash generated from net income and non-cash charges offset by $4.6 million of cash used for working capital purposes.



                                    10 of 13

         Working capital at March 31, 2000 increased by $4.4 million since December 31, 1999. The increase is primarily attributable to a $8.1 million increase in accounts receivable and a $3.8 million increase in inventories, offset by an $5.8 million increase in accounts payable. The accounts receivable increase is the result of traditionally stronger March sales as compared to December sales. December historically represents the lowest sales period of each year for the Company. The inventory increase is attributable to increased steel prices.

         As of March 31, 2000, and December 31, 1999, $54 million and $52 million, respectively, of eligible receivables were sold under the Company's accounts receivable securitization program. The amount of trade receivables sold by the Company typically changes monthly depending upon the level of defined eligible receivables available for sale at each month end.

         During the first three months of 2000, net cash used for investing activities totaled $1.2 million, primarily consisting of progress payments made for a new slitter in Detroit as well as construction payments for the Chambersburg plate processing and machining facility.

         Cash flows from financing activities primarily consisted of net borrowings under the Company's revolving credit agreement, the Stock Purchase, and scheduled payments under its other existing long-term agreements. On April 23, 1999, the Company's board of directors authorized a one-year program to purchase up to 1 million shares of Olympic common stock. On April 26, 2000, the Company's board of directors extended the time period to complete the program for an additional 4 months. The cost of purchasing such shares has been funded from the Company's revolving credit facility.

         As of March 31, 2000, approximately $34.1 million in unused availability existed under the Company's revolving credit and accounts receivable securitization facilities. The Company believes that funds available under its revolving credit facility, other credit and financing agreements and funds generated from operations will be sufficient to provide the Company with the liquidity necessary to fund its anticipated working capital, capital expenditure requirements and the Stock Purchase over the next 12 months. Capital requirements are subject to change as business conditions warrant and opportunities arise. In connection with its internal and external expansion strategies, the Company may from time to time seek additional funds to finance other new facilities, acquisitions and significant improvements to processing equipment to respond to customers' demands.



                                    11 of 13

FORWARD-LOOKING INFORMATION

         This document contains various forward-looking statements and information that are based on management's beliefs as well as assumptions made by and information currently available to management. When used in this document, the words "expect," "believe," "anticipate," "plan" and similar expressions are intended to identify forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks, uncertainties and assumptions including, but not limited to, general business and economic conditions; competitive factors such as the availability and pricing of steel and fluctuations in demand, specifically in the automotive and agriculture markets; work stoppages by automotive or steel manufacturers; potential equipment malfunction; equipment installation and facility construction delays, particularly for the Chambersburg expansion project; and the successes of its joint ventures. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those expected, believed, anticipated or planned. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date hereof.

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

         Exhibit 27 - Financial Data Schedule



                                    12 of 13

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                       OLYMPIC STEEL, INC.
                                       (Registrant)


Date:    May 5, 2000                   By:  /s/ Michael D. Siegal
                                          --------------------------------
                                       MICHAEL D. SIEGAL
                                       Chief Executive Officer

                                       By:  /s/ Richard T. Marabito
                                          --------------------------------
                                       RICHARD T. MARABITO
                                       Chief Financial Officer


                                    13 of 13