Form 10-Q
period 2000-06-30
OLYMPIC STEEL INC
filed 2000-08-07
CIK 917470

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000
                                                 -------------

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-23320
                                                -------

                               OLYMPIC STEEL, INC.
             (Exact name of registrant as specified in its charter)

                  Ohio                                     34-1245650
     ------------------------------                 -------------------------
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                   Identification Number)

     5096 Richmond Road, Bedford Heights, Ohio               44146
     -----------------------------------------            -----------
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

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

                  Class                      Outstanding as of August 3, 2000
 --------------------------------------      --------------------------------
    Common stock, without par value                    9,674,800


================================================================================




                                    1 of 35

                               OLYMPIC STEEL, INC.
                               INDEX TO FORM 10-Q

                                                                                        PAGE NO.
                                                                                       ----------

Part I.             FINANCIAL INFORMATION

          Item 1.   FINANCIAL STATEMENTS

                    Consolidated Balance Sheets - June 30, 2000 and                            3
                      December 31, 1999

                    Consolidated Statements of Income - for the three and six
                      months ended June 30, 2000 and 1999                                      4

                    Consolidated Statements of Cash Flows - for the six
                      months ended June 30, 2000 and 1999                                      5

                    Notes to Consolidated Financial Statements                               6-8

          Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS                                     9-14


Part II.            OTHER INFORMATION

          Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                       15

          Item 6.   EXHIBITS AND REPORTS ON FORM 8-K                                          16

SIGNATURES                                                                                    17

EXHIBITS                                                                                    18-35



                                    2 of 35

PART I.  FINANCIAL INFORMATION

                               Olympic Steel, Inc.
                           Consolidated Balance Sheets

                                 (in thousands)

                                                       June 30,     December 31,
                                                         2000           1999
                                                       ---------      ---------
                                                      (unaudited)

                            Assets

Cash                                                   $   1,535      $   1,433
Accounts receivable                                       14,505          9,802
Inventories                                              114,509        119,585
Prepaid expenses and other                                 5,979          6,693
                                                       ---------      ---------

   Total current assets                                  136,528        137,513
                                                       ---------      ---------

Property and equipment                                   158,523        156,849
Accumulated depreciation                                 (37,006)       (32,645)
                                                       ---------      ---------

   Net property and equipment                            121,517        124,204
                                                       ---------      ---------

Unexpended IRB funds                                         746          1,668
Goodwill                                                   3,571          3,622
Joint venture investments and advances                      (385)           (42)
                                                       ---------      ---------

   Total assets                                        $ 261,977      $ 266,965
                                                       =========      =========

                          Liabilities

Current portion of long-term debt                      $   6,050      $   6,061
Accounts payable                                          14,131         20,671
Accrued payroll                                            3,403          3,595
Other accrued liabilities                                  6,029          5,921
                                                       ---------      ---------

   Total current liabilities                              29,613         36,248
                                                       ---------      ---------

Revolving credit agreement                                51,599         47,892
Term loans                                                26,141         29,076
Industrial revenue bonds                                  10,194         10,397
                                                       ---------      ---------

   Total long-term debt                                   87,934         87,365
                                                       ---------      ---------

Deferred income taxes                                      7,748          6,532
                                                       ---------      ---------

   Total liabilities                                     125,295        130,145
                                                       ---------      ---------

                     Shareholders' Equity

Preferred stock                                                -              -
Common stock                                             100,459        102,237
Retained earnings                                         36,223         34,583
                                                       ---------      ---------

   Total shareholders' equity                            136,682        136,820
                                                       ---------      ---------

   Total liabilities and shareholders' equity          $ 261,977      $ 266,965
                                                       =========      =========



      The accompanying notes are an integral part of these balance sheets.






                                    3 of 35

                              Olympic Steel, Inc.

                       Consolidated Statements of Income



               (in thousands, except per share and tonnage data)


                                                 Three Months Ended              Six Months Ended
                                                       June 30,                      June 30,
                                               ------------------------      ------------------------
                                                  2000           1999          2000            1999
                                               ---------      ---------      ---------      ---------
                                                                     (unaudited)
Tons sold

   Direct                                        267,802        270,112        557,125        521,662
   Toll                                           46,949         58,513         97,624        110,937
                                               ---------      ---------      ---------      ---------
                                                 314,751        328,625        654,749        632,599
                                               =========      =========      =========      =========
Net sales                                      $ 138,962      $ 133,802      $ 283,649      $ 263,194
Cost of sales                                    108,805        100,998        219,883        200,029
                                               ---------      ---------      ---------      ---------
   Gross margin                                   30,157         32,804         63,766         63,165

Operating expenses
   Warehouse and processing                        8,593          8,937         17,062         16,911
   Administrative and general                      6,630          7,003         14,387         14,049
   Distribution                                    5,192          4,679         10,677          9,225
   Selling                                         3,138          3,882          6,495          7,642
   Occupancy                                       1,113          1,119          2,399          2,352
   Depreciation and amortization                   2,275          1,891          4,543          3,767
                                               ---------      ---------      ---------      ---------
      Total operating expenses                    26,941         27,511         55,563         53,946
                                               ---------      ---------      ---------      ---------
      Operating income                             3,216          5,293          8,203          9,219

Loss from joint ventures                            (317)          (135)          (489)          (397)
                                               ---------      ---------      ---------      ---------
   Income before financing costs and taxes         2,899          5,158          7,714          8,822

Interest expense                                   1,649            949          3,235          1,819
Receivable securitization expense                    987            784          1,834          1,476
                                               ---------      ---------      ---------      ---------
   Income before taxes                               263          3,425          2,645          5,527

Income taxes                                         100          1,319          1,005          2,128
                                               ---------      ---------      ---------      ---------
      Net income                               $     163      $   2,106      $   1,640      $   3,399
                                               =========      =========      =========      =========
      Basic and diluted income per share       $    0.02      $    0.20      $    0.17      $    0.32
                                               =========      =========      =========      =========
      Weighted average shares outstanding          9,836         10,565          9,936         10,626
                                               =========      =========      =========      =========






        The accompanying notes are an integral part of these statements.





                                    4 of 35

                               Olympic Steel, Inc.
                      Consolidated Statements of Cash Flows
                        For the Six Months Ended June 30,

                                 (in thousands)

                                                       2000          1999
                                                     --------      --------
                                                            (unaudited)

Cash flows from operating activities:
   Net income                                        $  1,640      $  3,399
   Adjustments to reconcile net income to net
      cash from (used for) operating activities-
         Depreciation and amortization                  4,543         3,767
         Loss from joint ventures                         489           397
         Long-term deferred income taxes                1,216         1,741
                                                     --------      --------
                                                        7,888         9,304

Changes in working capital:
   Accounts receivable                                 (4,703)      (10,854)
   Inventories                                          5,076        12,995
   Prepaid expenses and other                             685           403
   Accounts payable                                    (6,540)       (7,862)
   Accrued payroll and other accrued liabilities          (84)        1,410
                                                     --------      --------
                                                       (5,566)       (3,908)
                                                     --------      --------
      Net cash from operating activities                2,322         5,396
                                                     --------      --------

Cash flows from investing activities:
   Facility construction and improvements                (230)       (2,792)
   Equipment purchases and deposits                    (1,195)       (1,916)
   Other capital expenditures, net                       (350)         (876)
   Investment in joint venture                           (147)            -
                                                     --------      --------
      Net cash used for investing activities           (1,922)       (5,584)
                                                     --------      --------

Cash flows from financing activities:
   Revolving credit agreement                           3,707          (300)
   Term loans and IRB's                                (3,149)        1,117
   Repurchase of common stock                          (1,778)       (2,423)
   Proceeds from IRB issuance                               -         5,973
   Unexpended IRB funds                                   922        (5,921)
                                                     --------      --------
      Net cash used for financing activities             (298)       (1,554)
                                                     --------      --------

Cash:
   Net change                                             102        (1,742)
   Beginning balance                                    1,433         1,825
                                                     --------      --------
   Ending balance                                    $  1,535      $     83
                                                     ========      ========



        The accompanying notes are an integral part of these statements.



                                    5 of 35

                               OLYMPIC STEEL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000


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


(1) SHARES OUTSTANDING AND EARNINGS PER SHARE:

During the quarter ended June 30, 2000, the Company completed its 1 million shares repurchase program by purchasing 266,800 shares at an average price of $4.42 per share. The 1 million shares were purchased at an average price of $5.86 per share. On July 28, 2000, the Company's board of directors authorized a one-year program to purchase up to an additional 1 million shares of Olympic common stock. Repurchased shares are held in treasury and are available for general corporate purposes.

Earnings per share have been calculated based on the weighted average number of shares outstanding. Basic and diluted earnings per share are the same, as the effect of outstanding stock options is not dilutive.


(2) ACCOUNTS RECEIVABLE:

As of June 30, 2000, and December 31, 1999, $55 million and $52 million, respectively, of receivables were sold under the Company's accounts receivable securitization program. Receivables sold are reflected as a reduction of accounts receivable in the accompanying consolidated balance sheets.


                                    6 of 35

(3) LONG -TERM DEBT:

Interest rates under the Company's various credit agreements are generally based on LIBOR plus a premium (the Premium) determined quarterly, which varies with the Company's operating performance and financial leverage. Commencing December 1, 1999, the LIBOR Premium increased from 1.5% to 2.0%. The overall effective interest rate for all debt for the three and six month periods ended June 30, 2000 was 8.2% and 8.1%, respectively, compared to 6.8% for both periods in 1999.

The Company did not meet a required interest coverage covenant contained in its bank credit agreement at June 30, 2000. However, the Company and its bank group have agreed to amend the interest coverage requirement effective June 30, 2000.

Included in the revolving credit balances on the accompanying consolidated balance sheets are $10.7 million and $6.3 million of checks issued that have not cleared the bank as of June 30, 2000, and December 31, 1999, respectively.


(4) STOCK OPTIONS:

During April and May 2000, additional non-qualified options to purchase 171,500 shares of common stock were issued to the Company's outside directors, executive officers and senior managers at an option price of $4.84, the average market value of a share of common stock at the grant date. After issuance of the new grants, options to purchase 441,833 shares were outstanding, of which 152,011 were exercisable at prices ranging from $7.18 to $15.50 per share. Shares available under the stock option plan were increased to 950,000 from 450,000, by shareholder vote on April 26, 2000.


(5) JOINT VENTURE:

In February 2000, the Company advanced its 49% proportionate share, or $147 thousand, to its Trumark Steel & Processing joint venture.



                                    7 of 35

(6) SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid during the first half of 2000 and 1999 totaled $3.2 million and $1.9 million, respectively. Income taxes paid during the first half of 2000 and 1999 totaled $54 thousand and $159 thousand, respectively.



                                    8 of 35

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

         The Company's two joint ventures include Olympic Laser Processing
(OLP), a company formed in April 1997 to process laser welded sheet steel blanks for the automotive industry and Trumark Steel & Processing (TSP), a company formed in December 1997, to support the flat-rolled steel requirements of the automotive industry as a Minority Business Enterprise (MBE). The Company's 50% interest in OLP and 49% interest in TSP are accounted for under the equity method. The Company guarantees portions of outstanding debt under both of the joint ventures' bank credit facilities. As of June 30, 2000, Olympic guaranteed 50% of OLP's $19.4 million and 49% of TSP's $2.9 million of outstanding debt on a several basis.

         OLP constructed a new facility and has initially equipped it with two automated laser-welding lines, which are both in production. During the second half of 2000, two additional manual-feed lines are expected to become operational at OLP. Start-up costs for OLP have been expensed as incurred.

         Financing costs include interest expense on debt and costs associated with the Company's accounts receivable securitization program (the Financing Costs). Interest rates paid by the Company under its credit agreement are generally based on LIBOR plus a premium (the Premium) determined quarterly, which varies based on the Company's operating performance

                                    9 of 35
and financial leverage. Receivable securitization costs are based on commercial paper rates calculated on the amount of receivables sold.

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


RESULTS OF OPERATIONS

         Tons sold decreased 4.2% to 315 thousand in the second quarter of 2000 from 329 thousand for the second quarter of 1999, but increased 3.5% in the first half of 2000 to 655 thousand from 633 thousand last year. Tons sold in the second quarter of 2000 included 268 thousand from direct sales and 47 thousand from toll processing, compared with 270 thousand direct tons and 59 thousand toll tons in the comparable period of last year. Tons sold in the first half of 2000 included 557 thousand from direct sales and 98 thousand from toll processing, compared with 522 thousand direct tons and 111 thousand toll tons in the first half of last year. The decrease in second quarter tons sold was attributable to weakened customer demand for steel commencing in April 2000. Lower demand was particularly evident in the Company's automotive, transportation, and other service center sectors. The Company expects this weakness in demand to continue during the second half of 2000.

         Net sales increased 3.9% to $139.0 million for the second quarter of 2000 from $133.8 million for 1999. For the first half, net sales increased 7.8% to $283.7 million from $263.2 million. Average selling prices increased 8.4% and 4.1% for the three and six month periods, respectively, primarily due to rising market prices for steel.

         As a percentage of net sales, gross margin decreased to 21.7% for the second quarter of 2000 from 24.5% for 1999, and to 22.5% for the first half of 2000 from 24.0% last year. The decreases reflect supply side price increases not fully passed on to all customers, as well as lower proportions of toll sales in the current year periods.


                                    10 of 35

         Operating expenses in the second quarter of 2000 decreased 2.1% to $26.9 million from $27.5 million in the same period last year. For the six months, operating expenses increased 3.0% to $55.6 million from $53.9 million. As a percentage of net sales, operating expenses decreased to 19.4% for the second quarter of 2000 from 20.6% for 1999. For the first half of 2000, operating expenses decreased to 19.6% of net sales compared to 20.5% last year. Operating expenses were negatively impacted in the first half of 2000 by rising fuel costs, the effect of additional shipping days, and over $600 thousand of strategic consulting fees. Fees associated with the strategic planning firm's services ended in April 2000.

         Losses from joint ventures totaled $317 thousand in the second quarter of 2000, compared to $135 thousand in 1999. For the first half of 2000, losses from joint ventures totaled $489 thousand compared to $397 thousand last year.

         Financing Costs for the second quarter of 2000 increased to $2.6 million from $1.7 million in the second quarter of 1999. For the first half of 2000, Financing Costs increased to $5.1 million from $3.3 million. Average borrowings outstanding in the 2000 periods increased primarily as a result of higher inventory levels and the repurchase of the Company's common stock (the Stock Purchase). Receivable securitization expense increased due to higher commercial paper interest rates in the current year. The Company's effective bank borrowing rate increased to 8.2% in the second quarter of 2000 from 6.8% in the comparable 1999 period. For the first half of 2000, the Company's effective borrowing rate increased to 8.1% compared to 6.8% last year. The Company's Premium has been 2.0% since December 1, 1999.

         Income before taxes for the second quarter of 2000 decreased to $263 thousand from $3.4 million for 1999. For the first half of 2000, income before taxes decreased to $2.6 million from $5.5 million in 1999. Income taxes approximated 38.0% in the 2000 periods compared to 38.5% in 1999.

         Net income for the second quarter of 2000 totaled $163 thousand, or $.02 per share, compared to $2.1 million, or $.20 per share for 1999. For the first six months of 2000, net income totaled $1.6 million, or $.17 per share, compared to $3.4 million, or $.32 per share in 1999. As a result of the Stock Purchase, average shares outstanding totaled 9.8 million in the second quarter of 2000 compared to 10.6 million in last year's second quarter. For the first half of 2000, average shares outstanding were 9.9 million compared to 10.6 last year.


                                    11 of 35

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal capital requirement is to fund the purchase and upgrading of processing equipment and services, the construction and upgrading of related facilities, its working capital requirements, and historically its investments in joint ventures and acquisitions. The Company uses cash generated from operations, long-term debt obligations, equity offerings, and leasing transactions to fund these requirements. Historically, the Company has used revolving credit borrowings and proceeds from its accounts receivable securitization program to finance working capital requirements.

         Net cash from operating activities primarily represents net income plus non-cash charges for depreciation, amortization and losses from joint ventures, as well as changes in working capital. During the first six months of 2000, $2.3 million of net cash was provided from operating activities, consisting of $7.9 million of cash generated from net income and non-cash charges offset by $5.6 million of cash used for working capital purposes.

         Working capital at June 30, 2000 increased by $5.7 million since December 31, 1999. The increase is primarily attributable to a $4.7 million increase in accounts receivable and a $6.5 million decrease in accounts payable, offset by a $5.1 decrease in inventory. The accounts receivable increase is the result of higher net sales. The decrease in accounts payable coincides with the decrease in inventory for the six-month period.

         As of June 30, 2000, and December 31, 1999, $55 million and $52 million, respectively, of eligible receivables were sold under the Company's accounts receivable securitization program. The amount of trade receivables sold by the Company typically changes monthly depending upon the level of defined eligible receivables available for sale at each month end.

         During the first half of 2000, net cash used for investing activities totaled $1.9 million, primarily consisting of progress payments made for a new slitter in Detroit, which is expected to become operational in the fourth quarter of 2000, as well as expenditures for the new Chambersburg plate processing and machining facility.

         Cash flows from financing activities primarily consisted of net borrowings under the Company's revolving credit agreement, the Stock Purchase, and scheduled payments under its other existing long-term agreements. On April 23, 1999, the Company's board of directors authorized a program to purchase up to 1 million shares of Olympic common stock. In June 2000, the Company completed the 1 million shares repurchase program at a total cost of $5.8


                                    12 of 35
million. On July 28, 2000, the Company's board of directors authorized a one-year program to purchase up to an additional 1 million shares of common stock. The cost of purchasing such shares has been funded from the Company's revolving credit facility.

The Company did not meet a required interest coverage covenant contained in its bank credit agreement at June 30, 2000. However, the Company and its bank group have agreed to amend the interest coverage requirement effective June 30, 2000.

         As of June 30, 2000, approximately $31.4 million in unused availability existed under the Company's revolving credit and accounts receivable securitization facilities. The Company believes that funds available under its revolving credit facility, other credit and financing agreements and funds generated from operations will be sufficient to provide the Company with the liquidity necessary to fund its anticipated working capital, capital expenditure requirements and the Stock Purchase over the next 12 months. Capital requirements are subject to change as business conditions warrant and opportunities arise. In connection with its internal and external expansion strategies, the Company may from time to time seek additional funds to finance other new facilities, acquisitions and significant improvements to processing equipment to respond to customers' demands.



                                    13 of 35

FORWARD-LOOKING INFORMATION

         This document contains various forward-looking statements and information that are based on management's beliefs as well as assumptions made by and information currently available to management. When used in this document, the words "expect," "believe," "anticipate," "plan" and similar expressions are intended to identify forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks, uncertainties and assumptions including, but not limited to, general business and economic conditions; competitive factors such as the availability and pricing of steel and fluctuations in demand, specifically in the automotive, transportation, and other service centers markets served by the Company; work stoppages by automotive or steel manufacturers; potential equipment malfunction; equipment installation and facility construction delays, particularly for the new slitter in Detroit and the laser welding lines at OLP; the successes of its joint ventures; and the successes of the Company's ability to increase sales volumes, improve gross margins, quality, service and inventory turns and reduce its costs. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those expected, believed, anticipated or planned. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date hereof.



                                    14 of 35

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         (a) The Company's annual meeting of shareholders was held on April 26, 2000.

         (b) At the annual meeting, the Company's shareholders elected David A. Wolfort, Martin H. Elrad, and Suren A. Hovsepian as Directors for a two-year term, which expires at the annual meeting of shareholders in 2002.

         The following tabulation represents voting for the Directors:

                                     For             Withheld Authority
                                     ---             ------------------
         David A. Wolfort         8,484,138               625,265
         Martin H. Elrad          8,479,658               629,745
         Suren A. Hovsepian       8,485,558               623,845

         (c) At the annual meeting, the Company's shareholders ratified the appointment of Arthur Andersen, LLP as auditors of the Company for 2000. The holders of 9,038,356 shares of common stock voted to ratify the appointment, the holders of 40,747 shares voted against the ratification, and the holders of 30,300 abstained.

         (d) At the annual meeting, the Company's shareholders ratified the amendment of the Company's Stock Option Plan to increase the shares available for issuance under the Plan by an aggregate of 500,000 shares, to 950,000 shares. The holders of 8,010,236 shares of common stock voted to ratify the amendment, the holders of 881,974 voted against the ratification, and the holders of 19,175 abstained.

On May 22, 2000, the Company appointed William E. MacDonald, III to fill a vacancy on its board of directors for a term expiring in 2001.





                                    15 of 35

Item 6.  Exhibits and Reports on Form 8-K

         Exhibit 10.8 - Form of Management Retention Agreement for Senior Executive Officers of the Company.

         Exhibit 10.9 - Form of Management Retention Agreement for Other Officers of the Company.

         Exhibit 27 - Financial Data Schedule



                                    16 of 35

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                          OLYMPIC STEEL, INC.
                                          (Registrant)


Date:    August 3, 2000                   By: /s/ Michael D. Siegal
                                             -----------------------------------
                                          MICHAEL D. SIEGAL
                                          Chief Executive Officer


                                          By: /s/ Richard T. Marabito
                                             -----------------------------------
                                          RICHARD T. MARABITO
                                          Chief Financial Officer











                                    17 of 35