Form 10-Q
period 2000-09-30
OLYMPIC STEEL INC
filed 2000-11-02
CIK 917470

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000
                                               ------------------

(   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                         Commission File Number 0-23320
                                                -------

                               OLYMPIC STEEL, INC.
             (Exact name of registrant as specified in its charter)

                   Ohio                                    34-1245650
    -------------------------------                -------------------------
    (State or other jurisdiction of                (I.R.S. Employer
    incorporation or organization)                 Identification Number)

    5096 Richmond Road, Bedford Heights, Ohio                 44146
    -----------------------------------------           ----------------
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

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

                   Class                 Outstanding as of November 1, 2000
    -------------------------------      ----------------------------------
    Common stock, without par value                   9,331,100


================================================================================


                                    1 of 16

                               OLYMPIC STEEL, INC.
                               INDEX TO FORM 10-Q

                                                                                                     PAGE NO.
                                                                                                  --------------

PART I.              FINANCIAL INFORMATION

           ITEM 1.   FINANCIAL STATEMENTS

                     Consolidated Balance Sheets - September 30, 2000 and                                     3
                       December 31, 1999

                     Consolidated Statements of Income - for the three and nine
                       months ended September 30, 2000 and 1999                                               4

                     Consolidated Statements of Cash Flows - for the nine
                       months ended September 30, 2000 and 1999                                               5

                     Notes to Consolidated Financial Statements                                             6-8

           ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS                                                   9-14


PART II.             OTHER INFORMATION

           ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                                        15

SIGNATURES                                                                                                   16

                                    2 of 16

PART I.  FINANCIAL INFORMATION

                                        OLYMPIC STEEL, INC.
                                    CONSOLIDATED BALANCE SHEETS
                                          (in thousands)

                                                                   September 30,     December 31,
                                                                       2000              1999
                                                                  ----------------  ----------------
                                                                    (unaudited)

                            Assets

Cash                                                              $           704   $         1,433
Accounts receivable                                                        14,888             9,802
Inventories                                                               106,240           119,585
Prepaid expenses and other                                                  6,916             6,693
                                                                  ----------------  ----------------
   Total current assets                                                   128,748           137,513
                                                                  ----------------  ----------------
Property and equipment                                                    161,799           156,849
Accumulated depreciation                                                  (39,242)          (32,645)
                                                                  ----------------  ----------------
   Net property and equipment                                             122,557           124,204
                                                                  ----------------  ----------------
Unexpended IRB funds                                                          412             1,668
Goodwill                                                                    3,545             3,622
Joint venture investments and advances                                       (578)              (42)
                                                                  ----------------  ----------------
   Total assets                                                   $       254,684   $       266,965
                                                                  ================  ================

                          Liabilities

Current portion of long-term debt                                 $         6,055   $         6,061
Accounts payable                                                           18,868            20,671
Accrued payroll                                                             3,448             3,595
Other accrued liabilities                                                   5,576             5,921
                                                                  ----------------  ----------------
   Total current liabilities                                               33,947            36,248
                                                                  ----------------  ----------------
Revolving credit agreement                                                 47,279            47,892
Term loans                                                                 25,015            29,076
Industrial revenue bonds                                                   10,094            10,397
                                                                  ----------------  ----------------
   Total long-term debt                                                    82,388            87,365
                                                                  ----------------  ----------------
Deferred income taxes                                                       6,614             6,532
                                                                  ----------------  ----------------
   Total liabilities                                                      122,949           130,145
                                                                  ----------------  ----------------

                     Shareholders' Equity

Preferred stock                                                                 -                 -
Common stock                                                               99,057           102,237
Retained earnings                                                          32,678            34,583
                                                                  ----------------  ----------------
   Total shareholders' equity                                             131,735           136,820
                                                                  ----------------  ----------------
   Total liabilities and shareholders' equity                     $       254,684   $       266,965
                                                                  ================  ================



      The accompanying notes are an integral part of these balance sheets.

                                    3 of 16

                               OLYMPIC STEEL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                (in thousands, except per share and tonnage data)


                                                               Three Months Ended                       Nine Months Ended
                                                                 September 30,                           September 30,
                                                        ----------------------------------      ----------------------------------
                                                             2000               1999                 2000              1999
                                                        ----------------   ---------------      ----------------  ----------------
                                                                                        (unaudited)

Tons sold

   Direct                                                       238,288           259,808               795,413           781,470
   Toll                                                          33,295            46,287               130,919           157,224
                                                        ----------------   ---------------      ----------------  ----------------
                                                                271,583           306,095               926,332           938,694
                                                        ================   ===============      ================  ================

Net sales                                               $       122,548    $      125,388       $       406,197   $       388,582

Cost of sales                                                    99,079            94,563               318,962           294,592
                                                        ----------------   ---------------      ----------------  ----------------
   Gross margin                                                  23,469            30,825                87,235            93,990

Operating expenses

   Warehouse and processing                                       8,644             8,849                25,706            25,760
   Administrative and general                                     6,478             7,365                20,865            21,414
   Distribution                                                   4,682             4,583                15,359            13,808
   Selling                                                        3,047             3,673                 9,542            11,315
   Depreciation and amortization                                  2,270             1,877                 6,813             5,644
   Occupancy                                                      1,039             1,086                 3,438             3,438
                                                        ----------------   ---------------      ----------------  ----------------
      Total operating expenses                                   26,160            27,433                81,723            81,379
                                                        ----------------   ---------------      ----------------  ----------------
      Operating income (loss)                                    (2,691)            3,392                 5,512            12,611
Loss from joint ventures                                           (444)             (303)                 (933)             (700)
                                                        ----------------   ---------------      ----------------  ----------------
   Income (loss) before financing costs and taxes                (3,135)            3,089                 4,579            11,911
Interest expense                                                  1,632             1,006                 4,867             2,825
Receivable securitization expense                                   950               769                 2,784             2,245
                                                        ----------------   ---------------      ----------------  ----------------
   Income (loss) before taxes                                    (5,717)            1,314                (3,072)            6,841
Income taxes                                                     (2,172)              506                (1,167)            2,634
                                                        ----------------   ---------------      ----------------  ----------------
      Net income (loss)                                 $        (3,545)   $          808       $        (1,905)  $         4,207
                                                        ================   ===============      ================  ================
      Basic and diluted income (loss) per share         $         (0.37)   $         0.08       $         (0.19)  $          0.40
                                                        ================   ===============      ================  ================

      Weighted average shares outstanding                         9,505            10,381                 9,793            10,543
                                                        ================   ===============      ================  ================



        The accompanying notes are an integral part of these statements.



                                    4 of 16

                               OLYMPIC STEEL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,

                                 (in thousands)

                                                             2000        1999
                                                           --------    --------
                                                               (unaudited)

Cash flows from operating activities:
   Net income (loss)                                       $ (1,905)   $  4,207
   Adjustments to reconcile net income (loss) to net
      cash from (used for) operating activities-
         Depreciation and amortization                        6,813       5,644
         Loss from joint ventures                               933         700
         Long-term deferred income taxes                         82       1,731
                                                           --------    --------
                                                              5,923      12,282

Changes in working capital:
   Accounts receivable                                       (5,086)    (18,321)
   Inventories                                               13,345       2,385
   Prepaid expenses and other                                  (251)      1,027
   Accounts payable                                          (1,803)     (2,219)
   Accrued payroll and other accrued liabilities               (492)      2,218
                                                           --------    --------
                                                              5,713     (14,910)
                                                           --------    --------
      Net cash from (used for) operating activities          11,636      (2,628)
                                                           --------    --------

Cash flows from investing activities:
   Facility construction and improvements                      (230)     (4,017)
   Equipment purchases and deposits                          (4,310)     (3,431)
   Other capital expenditures, net                             (521)     (1,441)
   Investments in joint ventures                               (397)       --
                                                           --------    --------
      Net cash used for investing activities                 (5,458)     (8,889)
                                                           --------    --------

Cash flows from financing activities:
   Revolving credit agreement                                  (613)     11,880
   Term loans and IRB's                                      (4,370)        791
   Repurchase of common stock                                (3,180)     (2,587)
   Proceeds from IRB issuance                                  --         5,973
   Unexpended IRB funds                                       1,256      (5,824)
                                                           --------    --------
      Net cash from (used for) financing activities          (6,907)     10,233
                                                           --------    --------

Cash:
   Decrease                                                    (729)     (1,284)
   Beginning balance                                          1,433       1,825
                                                           --------    --------
   Ending balance                                          $    704    $    541
                                                           ========    ========



        The accompanying notes are an integral part of these statements.



                                    5 of 16

                               OLYMPIC STEEL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000

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

(1)      SHARES OUTSTANDING AND EARNINGS PER SHARE:

During the first half of 2000, the Company completed its initial 1 million shares repurchase program. The 1 million shares were purchased at an average price of $5.86 per share. On July 28, 2000, the Company's board of directors authorized a one-year program to purchase up to an additional 1 million shares of Olympic common stock. During the third quarter of 2000, the Company purchased 360,900 at an average price of $3.88 per share. Repurchased shares are held in treasury and are available for general corporate purposes. The Company does not anticipate purchasing additional shares during the remainder of 2000.

Earnings per share have been calculated based on the weighted average number of shares outstanding. Basic and diluted earnings per share are the same, as the effect of outstanding stock options is not dilutive.

(2)      ACCOUNTS RECEIVABLE:

As of September 30, 2000, and December 31, 1999, $51 million and $52 million, respectively, of receivables were sold under the Company's accounts receivable securitization program. Receivables sold are reflected as a reduction of accounts receivable in the accompanying consolidated balance sheets.



                                    6 of 16

(3)      LONG-TERM DEBT:

Interest rates under the Company's various credit agreements are generally based on LIBOR plus a premium (the Premium) determined quarterly, which varies with the Company's operating performance and financial leverage. The Premium has been 2.0% since December 1, 1999. Commencing October 1, 2000, the Premium increased to 2.25%. The overall effective interest rate for all debt for the three and nine month periods ended September 30, 2000 was 8.6% and 8.2%, respectively, compared to 6.8% for both periods in 1999.

The Company did not meet a required interest coverage covenant contained in its bank credit agreement at September 30, 2000. The Company's bank group has waived the interest coverage default. The Company expects to amend the agreement during the fourth quarter of 2000.

Included in the revolving credit balances on the accompanying consolidated balance sheets are $7.1 million and $6.3 million of checks issued that have not cleared the bank as of September 30, 2000, and December 31, 1999, respectively.

(4)      STOCK OPTIONS:

During the second quarter of 2000, additional non-qualified options to purchase 171,500 shares of common stock were issued to the Company's outside directors, executive officers and senior managers at an option price of $4.84, the average market value of a share of common stock at the grant date. After issuance of the new grants, options to purchase 441,833 shares were outstanding, of which 152,011 were exercisable at prices ranging from $7.18 to $15.50 per share. Shares available under the stock option plan were increased to 950,000 from 450,000, by shareholder vote on April 26, 2000.

(5)      JOINT VENTURES:

In February 2000, the Company advanced $147 thousand to its Trumark Steel & Processing joint venture. In August 2000, the Company contributed $250 thousand to its Olympic Laser Processing joint venture (OLP). An additional $250 thousand was contributed to OLP in October 2000. The Company expects to continue to fund the working capital and capital expenditure requirements of these operations during the remainder of 2000.



                                    7 of 16

(6)      SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid during the nine months ended September 30, 2000 and 1999 totaled $4.9 million and $2.9 million, respectively. Income taxes paid during the first nine months of 2000 and 1999 totaled $84 thousand and $224 thousand, respectively.


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

         The Company's two joint ventures include Olympic Laser Processing
(OLP), a company formed in April 1997 to process laser welded sheet steel blanks for the automotive industry and Trumark Steel & Processing (TSP), a company formed in December 1997, to support the flat-rolled steel requirements of the automotive industry as a Minority Business Enterprise (MBE). The Company's 50% interest in OLP and 49% interest in TSP are accounted for under the equity method. The Company guarantees portions of outstanding debt under both of the joint ventures' bank credit facilities. As of September 30, 2000, Olympic guaranteed 50% of OLP's $19.6 million and 49% of TSP's $2.7 million of outstanding debt on a several basis.

         OLP constructed a new facility and has equipped it with two automated laser-welding lines, which are both in production. An additional manual-feed line is now in production and a second manual-feed line is expected to become operational during the next six months. Start-up costs for OLP have been expensed as incurred.

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



                                    9 of 16

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

RESULTS OF OPERATIONS

         Tons sold decreased 11.3% to 272 thousand in the third quarter of 2000 from 306 thousand in the third quarter of 1999, and decreased 1.3% in the first nine months of 2000 to 926 thousand from 939 thousand in the same period of 1999. Tons sold in the third quarter of 2000 included 239 thousand from direct sales and 33 thousand from toll processing, compared with 260 thousand direct tons and 46 thousand toll tons in the comparable period of last year. Tons sold in the first nine months of 2000 included 795 thousand from direct sales and 131 thousand from toll processing, compared with 782 thousand direct tons and 157 thousand toll tons last year. The decrease in tons sold was attributable to continued weakened customer demand for steel, which commenced in April 2000. Lower demand was particularly evident in the Company's automotive, transportation, construction and other service center sectors.

         Net sales decreased 2.3% to $122.5 million for the third quarter of 2000 from $125.4 million for 1999. For the first nine months, net sales increased 4.5% to $406.2 million from $388.6 million. Average selling prices increased 10.2% and 5.9% for the three and nine month periods, respectively, primarily due to higher selling prices for steel and a lower proportion of toll sales in 2000.

         As a percentage of net sales, gross margin decreased to 19.2% for the third quarter of 2000 from 24.6% for 1999, and to 21.5% for the first nine months of 2000 from 24.2% last year. The margin declines are the result of continued sharp decreases in the market price for steel since the second quarter of 2000, as well as a lower proportion of toll sales.

         Operating expenses in the third quarter of 2000 decreased 4.6% to $26.2 million from $27.4 million in the same period last year. For the first nine months, operating expenses increased .4% to $81.7 million from $81.4 million. As a percentage of net sales, operating expenses decreased to 21.3% for the third quarter of 2000 from 21.9% for 1999. For the first nine months of 2000, operating expenses decreased to 20.1% of net sales compared to 20.9% last year. Operating expenses were negatively impacted in the first nine months of 2000 by rising



                                    10 of 16
distribution costs attributable to higher fuel costs, as well as depreciation expense related to the new Chambersburg and Iowa facilities.

         Losses from joint ventures totaled $444 thousand in the third quarter of 2000, compared to $303 thousand in 1999. For the first nine months of 2000, losses from joint ventures totaled $933 thousand compared to $700 thousand last year.

         Financing Costs in the third quarter of 2000 increased to $2.6 million from $1.8 million in the third quarter of 1999. For the first nine months of 2000, Financing Costs increased to $7.7 million from $5.1 million. The increases are primarily attributable to higher market interest rates and a higher Premium. Receivable securitization expense increased due to higher commercial paper interest rates in the current year. The Company's effective bank borrowing rates for the three and nine-month periods of 2000 were 8.6% and 8.2%, respectively, compared to 6.8% for both periods in 1999. The Company's Premium has been 2.0% since December 1, 1999, and increased to 2.25% on October 1, 2000.

         Loss before taxes for the third quarter of 2000 totaled $5.7 million, compared to $1.3 million of income for 1999. For the first nine months of 2000, loss before taxes totaled $3.1 million, compared to $6.8 million of income in 1999. An income tax benefit of approximately 38.0% was recorded in the 2000 periods compared to an income tax provision of 38.5% in 1999.

         Net loss for the third quarter of 2000 totaled $3.5 million, or $.37 per share, compared to net income of $.8 million, or $.08 per share for 1999. For the first nine months of 2000, net loss totaled $1.9 million, or $.19 per share, compared to net income of $4.2 million, or $.40 per share in 1999. As a result of the Stock Purchase, average shares outstanding totaled 9.5 million in the third quarter of 2000 compared to 10.4 million in last year's third quarter. For the first nine months of 2000, average shares outstanding were 9.8 million compared to 10.5 million last year.

         The Company expects the weakness in customer demand and compressed gross margins experienced during the third quarter to continue throughout the remainder of 2000.



                                    11 of 16

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

         Net cash from operating activities represents primarily earnings before non-cash charges for depreciation, amortization and losses from joint ventures, as well as changes in working capital. During the first nine months of 2000, $11.6 million of net cash was provided from operating activities, consisting of $5.9 million of cash generated from earnings before non-cash charges and $5.7 million of cash generated from working capital components.

         Working capital at September 30, 2000 decreased by $6.5 million since December 31, 1999. The decrease is primarily attributable to a $13.3 million decrease in inventory, offset by a $5.1 million increase in accounts receivable. The decrease in inventory is the result of a focused effort to improve inventory turns.

         As of September 30, 2000, and December 31, 1999, $51 million and $52 million, respectively, of eligible receivables were sold under the Company's accounts receivable securitization program. The amount of trade receivables sold by the Company typically changes monthly depending upon the level of defined eligible receivables available for sale at each month end.

         During the first nine months of 2000, net cash used for investing activities totaled $5.5 million, consisting primarily of progress payments made for a new slitter in Detroit, which is expected to become operational in the fourth quarter of 2000, as well as final expenditures for the new Chambersburg plate processing and machining facility.

         Cash flows used for financing activities consisted primarily of paydowns on the Company's revolving credit agreement, the Stock Purchase, and scheduled payments under its other existing long-term agreements. On April 23, 1999, the Company's board of directors authorized a program to purchase up to 1 million shares of Olympic common stock. In June 2000, the Company completed the 1 million shares repurchase program at a total cost of $5.8 million. On July 28, 2000, the Company's board of directors authorized a one-year program to purchase up to an additional 1 million shares of common stock. During the third quarter of 2000,



                                    12 of 16
the Company purchased 360,900 at an average price of $3.88 per share. The Company does not anticipate purchasing additional shares during the remainder of 2000. The cost of purchasing shares has been funded from the Company's revolving credit facility.

         The Company did not meet a required interest coverage covenant contained in its bank credit agreement at September 30, 2000. The Company's bank group has waived the interest coverage default. The Company expects to amend the agreement during the fourth quarter of 2000.

         As of September 30, 2000, approximately $39.7 million in unused availability existed under the Company's revolving credit and accounts receivable securitization facilities. The Company believes that funds available under its revolving credit facility, other credit and financing agreements and funds generated from operations will be sufficient to provide the Company with the liquidity necessary to fund its anticipated working capital, capital expenditure requirements, and the Stock Purchase if the Company elects to resume this program, over the next 12 months. Capital requirements are subject to change as business conditions warrant and opportunities arise. In connection with its internal and external expansion strategies, the Company may from time to time seek additional funds to finance other new facilities, acquisitions and significant improvements to processing equipment to respond to customers' demands.


                                    13 of 16

FORWARD-LOOKING INFORMATION

         This document contains various forward-looking statements and information that are based on management's beliefs as well as assumptions made by and information currently available to management. When used in this document, the words "expect," "believe," "anticipate," "plan" and similar expressions are intended to identify forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks, uncertainties and assumptions including, but not limited to, general business and economic conditions; competitive factors such as the availability and pricing of steel and fluctuations in demand, specifically in the automotive, transportation, construction and other service centers markets served by the Company; work stoppages by automotive or steel manufacturers; potential equipment installation delays and malfunctions, particularly for the new slitter in Detroit and the laser welding lines at OLP; the successes of its joint ventures; and the successes of the Company's ability to increase sales volumes, improve gross margins, quality, service and inventory turns and reduce its costs. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those expected, believed, anticipated or planned. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date hereof.


                                    14 of 16

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         Exhibit 27 - Financial Data Schedule


                                    15 of 16

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                          OLYMPIC STEEL, INC.
                                          (Registrant)


Date:    November 1, 2000                 By: /s/ Michael D. Siegal
                                             -----------------------------------
                                          MICHAEL D. SIEGAL
                                          Chief Executive Officer

                                          By: /s/ Richard T. Marabito
                                             -----------------------------------
                                          RICHARD T. MARABITO
                                          Chief Financial Officer and Principal
                                          Accounting Officer



                                    16 of 16