Form 10-K
period 2000-12-31
OLYMPIC STEEL INC
filed 2001-03-30
CIK 917470

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

                      FOR THE YEAR ENDED DECEMBER 31, 2000

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

     As of March 16, 2001, the aggregate market value of voting stock held by nonaffiliates of the registrant based on the closing price at which such stock was sold on The NASDAQ Stock Market on such date approximated $20,270,000. The number of shares of Common Stock outstanding as of March 16, 2001 was 9,631,100.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Registrant intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days of the close of its fiscal year ended December 31, 2000, portions of which document shall be deemed to be incorporated by reference in Part I and Part III of this Annual Report on Form 10-K from the date such document is filed.

                                               Exhibit Index Appears on Page 36
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

THE COMPANY

     The Company is a leading North American steel service center with 46 years of experience in specialized processing and distribution of large volumes of carbon, coated carbon and stainless steel, flat-rolled sheet, coil and plate, and tubular steel products from 13 facilities in eight midwestern and eastern states. The Company also participates in two joint ventures in Michigan. The Company operates as an intermediary between steel producers and manufacturers that require processed steel for their operations. The Company purchases flat-rolled steel typically from steel producers and responds to its customers' needs by processing steel to customer specifications and by providing critical inventory and just-in-time delivery services. Such services reduce customers' inventory levels, as well as save time, labor and expense for customers, thereby reducing their overall production costs. The Company's services include both traditional service center processes of cutting-to-length, slitting, shearing and roll forming and higher value-added processes of blanking, tempering, plate burning, laser welding, and precision machining of steel parts.

     The Company is organized into four regional operations with domestic processing and distribution facilities in Connecticut, Georgia, Pennsylvania, Ohio, Michigan, Illinois, Iowa, and Minnesota, servicing a diverse base of over 2,800 active customers located throughout the midwestern, eastern and southern United States. Its international sales office is located in Miami, Florida and services customers primarily in Mexico and Puerto Rico.

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

CORPORATE HISTORY

     The Company was founded in 1954 by the Siegal family as a general steel service center. Michael Siegal (CEO), the son of one of the founders, began working at the Company in the early 1970's and became CEO at the end of 1983. David Wolfort (President and COO) was hired as general manager at the end of 1983. In the late 1980's, the Company's business strategy changed from a focus on warehousing and distributing steel from a single facility with no major processing equipment to a focus on growth, geographic and customer diversity and value-added processing. An integral part of the Company's growth has been the acquisition and start-up of several processing and sales operations, and the continued investment in processing equipment.

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

     In the third quarter of 1999, the Company hired a strategic planning firm to assist the Company with its strategic initiatives. Assistance from the strategic consulting firm concluded in the first quarter of 2000. The strategic process focused on expense reduction and management, and the establishment and communication of specific operating objectives including: (i) increasing tons sold; (ii) reducing controllable operating expenses; (iii) improving on-time delivery; (iv) improving quality directives; (v) improving inventory turns; and
(vi) improving return on assets performance.

     The Company's strategic plans also involve other efforts such as:

     (i) Flawless execution (Fe), which is an internal program that empowers every employee to achieve profitable growth by delivering superior customer service and exceeding customer expectations.

     (ii) Development and communication of a set of core values which will cascade throughout the Company.

     (iii) On-going business process reviews and redesigns to be more efficient and cost effective, including the assembly of a Company-wide team to implement one common computer system across the Company.

     (iv) Continued evolution of information and reports that are generated and distributed to key managers to focus on those matters important to achieving the specific operating objectives mentioned above.

     (v)   Aggressive marketing and e-commerce initiatives.

     Olympic believes its depth of management, strategically located facilities, information systems, reputation for quality and customer service, extensive and experienced sales force, and supplier relationships provide a strong foundation for implementation of its strategy. Certain elements of the Company's strategy are set forth in more detail below.

     INVESTMENT IN VALUE-ADDED PROCESSING EQUIPMENT. An integral part of the Company's growth has been the purchase of major processing equipment and construction of facilities. The Company's philosophy is that equipment purchases should be driven by customer demand, and Olympic will continue to invest in processing equipment to support such demand. When the results of sales and marketing efforts indicate that there is sufficient customer demand for a particular product or service, the Company will purchase the equipment to satisfy that demand. In addition, the Company is constantly evaluating existing equipment to ensure that it remains productive. This includes upgrading, replacing, or disposing equipment wherever necessary.

     In 1987, the Company constructed a facility to house its first major piece of processing equipment, a heavy gauge, cut-to-length line. The Company now has 97 major pieces of processing equipment. Certain equipment was purchased directly from equipment manufacturers while the balance was acquired in the Company's acquisitions of other steel service centers and related businesses.

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

     Customer response to the Cleveland Temper Mill product was so strong, especially by agricultural equipment manufacturers and plate fabricators located in the central states region, that the Company constructed and equipped a new, 190,000 square foot temper mill, sheet processing, and plate burning facility in Bettendorf, Iowa which became operational in the fourth quarter of 1998.

     Since 1995, the Company has significantly expanded its plate processing capacity. In 1995, the Company constructed a $7.4 million, 112,200 square foot facility in Minneapolis which now houses ten laser, plasma and oxygen burning tables and shot blasting equipment. Additional plate burning tables have been added in Philadelphia and Connecticut as well. In September 1999, the Company completed construction of an 87,000 square foot facility in Chambersburg, Pennsylvania to house existing machining centers as well as two new pieces of plate processing equipment. These investments in plate processing equipment have allowed the Company to further increase its higher value-added processing services. The Company believes it is among the largest processors and distributors of steel plate in the United States.

     In addition to the plate burning and temper mill investments described above, the Company has also invested over the last 3 years in a new tube mill and end finishing equipment in Cleveland, new or upgraded cut-to-length capabilities in Detroit, Minneapolis, and Georgia, and a new slitter for the Detroit operation. As part of its strategy to evaluate and upgrade or replace non-productive equipment, in many cases the new equipment has replaced multiple pieces of older, less efficient equipment.

     The expansion of the Company's plate processing, machining and tempering capabilities were made in response to the growing trend among capital equipment manufacturers to outsource non-core production processes, such as plate processing, and to concentrate on engineering, design and assembly. The Company expects to further benefit from this trend.

     SALES AND MARKETING. The Company believes that its commitment to quality, service and just-in-time delivery has enabled it to build and maintain strong customer relationships, while expanding its geographic growth through the continued upgrading and addition of sales personnel and the value-added services provided.

     The Company is continuously analyzing its customer base and adapting its marketing plan to ensure that strategic customers are properly targeted and serviced, while focusing its efforts to supply and service its larger customers on a national account basis. The national account program has successfully resulted in selling to multi-location customers from multi-location Olympic facilities.

     The Company initiated a "Flawless execution" program (Fe) in 1998, which is a commitment that every Olympic employee makes to provide superior customer service while striving to exceed customer expectations. The Fe program includes tracking actual on-time delivery and quality performance against goals, and the appointment of Fe teams and leaders to improve efficiencies and streamline processes at each operation.

     The Company believes its sales force is among the largest and most experienced in the industry, which is a significant competitive advantage. These individuals make direct daily sales calls to customers throughout the continental United States. The continuous interaction between the Company's sales force and active and prospective customers provides the Company with valuable market information and sales opportunities, including opportunities for outsourcing and increased sales.

     The Company's sales efforts are further supported by metallurgical engineers and technical service personnel, who have specific expertise in carbon and stainless steel and alloy plate. The Company's e-commerce initiatives include extranet pages for specific customers, which are integrated with the Company's internal business systems to provide cost efficiencies for both the Company and its customers.

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

     ACQUISITIONS. Although the Company has focused on start-up and internal operations over the past 30 months, its strategy is to continue to expand geographically by making acquisitions of steel service centers, processors and related businesses, with a focus on the central and southern United States. The Company has made seven acquisitions of other steel service centers or processors since 1987. Its most recent acquisition was the June 1998 strategic acquisition of JNT Precision Machining (JNT), a machining center located in McConnellsburg, Pennsylvania. JNT allowed the Company to provide additional value added services to its existing and prospective customers that continue to outsource. Additionally, the processes performed by JNT augment the Company's plate processing performed at its Philadelphia operation. JNT operated lathes, machining centers, drills and saws, which were relocated in September 1999 to a newly constructed 87,000 square foot, $7 million facility in nearby Chambersburg, Pennsylvania. The new facility also includes two new pieces of plate processing equipment, which allows for multiple processing of plate products in one location.

     INVESTMENTS IN JOINT VENTURES. The Company has diversified its selling and processing capabilities for its customers by participating in the following joint venture relationships:

     Olympic Laser Processing (OLP), a 50% owned joint venture, was formed in 1997 with the U.S. Steel Group of USX Corporation. OLP constructed a facility in Michigan equipped with two automated laser-welding lines, which are both in production. An additional manual-feed line was added in 2000 and a second manual feed line is expected to become operational during the second half of 2001. OLP produces laser-welded sheet steel blanks for the automotive industry. Although OLP's ramp-up to capacity has been slower than expected, demand for laser-welded parts is expected to continue growing due to cost benefits, and reduced scrap and auto body weight. The Company expects OLP to be operating at four-line capacity and to achieve profitability by the end of 2001. OLP obtained its QS-9000 quality certification in 1998.

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

     DEPTH OF MANAGEMENT. The Company attributes a portion of its success to the depth of its management. In addition to its principal executive officers, the Company's management team includes three Regional Vice Presidents, eleven General Managers, its Vice President of Sales and Marketing, its Directors of Investor Relations, Taxes & Risk Management, Materials Management and Human Resources, its Credit Manager and its Corporate Controller. Members of the management team have a diversity of backgrounds within the steel industry, including management positions at steel producers and other steel service centers. They average 20 years of experience in the steel industry and 9 years with the Company. This depth of management allows the Company to pursue and implement its strategic plans.

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

     Customer orders are entered (or electronically transmitted) into computerized order entry systems, and appropriate inventory is then selected and scheduled for processing in accordance with the customer's specified delivery date. The Company attempts to maximize yield by combining customer orders for processing each coil or plate to the fullest extent practicable.

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

     The following table sets forth the major pieces of processing equipment in operation by geographic region:

       PROCESSING
        EQUIPMENT          (A) EASTERN REGION   (B) CENTRAL REGION   (C) DETROIT   (D) MINNEAPOLIS   (E) JOINT VENTURES   TOTAL
       ----------          ------------------   ------------------   -----------   ---------------   ------------------   -----
Cutting-to-length........           5                    5                2               3                                15
Blanking presses.........                                                 4                                                 4
Tempering (f)............           2                    2                                1                                 5
Plate processing.........           7                    9                               10                                26
Slitting.................           4                                     2               2                  1              9
Shearing (g).............                                4                                6                  3             13
Roll forming.............                                2                                                                  2
Machining................          18                                                                                      18
Shot blasting/grinding...           1                                                     1                                 2
Laser welding............                                                                                    3              3
                                   --                   --                --             --                  --            --
     Total...............          37                   22                8              23                  7             97
                                   ==                   ==                ==             ==                  ==            ==

---------------
(a) Consists of four facilities located in Connecticut, Pennsylvania and Georgia.

(b) Consists of six facilities located in Ohio, Illinois, and Iowa. Excludes the Elk Grove Village, Illinois facility, which is held for sale.

(c) Consists of one facility primarily serving the automotive industry.

(d) Consists of two facilities located in Minnesota.

(e) Consists of two facilities located in Michigan.

(f) In addition to the temper mills located in Cleveland and Iowa, tempering includes press brake equipment.

(g) Shearing in the Central Region includes two tubing recut lines.

     The Company's quality control system establishes controls and procedures covering all aspects of its products from the time the material is ordered through receipt, processing and shipment to the customer. These controls and procedures encompass periodic supplier audits, meetings with customer advisory boards, inspection criteria, traceability and certification. From time to time, the Company has undergone quality audits by certain of its customers and has met all requirements of those customers. In addition, the Philadelphia, Southern, and both Minneapolis operations are ISO 9002 certified. The Detroit operation is one of only a few domestic service centers to earn Ford's Q1 quality rating, and is also QS-9000 certified. The TSP and OLP joint ventures are also QS-9000 certified. The Company has a quality testing lab adjacent to its temper mill facility in Cleveland.

CUSTOMERS AND DISTRIBUTION

     The Company offers business solutions through value-added and value-engineered services for sale to over 2,800 domestic and foreign customers. The Company has a diversified customer and geographic base, which reduces the inherent cyclicality of its business. The concentration of net sales to the Company's top 20 customers increased to approximately 26% of net sales in 2000 compared to 20% in 1999, as the Company continues to expand its participation with national accounts. In addition, the Company's largest customer accounted for approximately 4% and 3% of net sales in 2000 and 1999, respectively. Major domestic customers include manufacturers and fabricators of transportation and material handling equipment, automobiles, construction and farm machinery, storage tanks, environmental equipment, appliances, food service and electrical equipment, as well as general and plate fabricators, and steel service centers. Sales to the three largest U.S. automobile manufacturers and their suppliers, made principally by the Company's Detroit operation, and sales to other steel service centers, accounted for approximately 15% and 12%, respectively, of the Company's net sales in 2000, and 17% and 12% of net sales in 1999.

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

SUPPLIERS

     Olympic concentrates on developing relationships with high-quality domestic integrated and mini mills, as well as foreign steel producers. The Company is a major customer of flat-rolled coil and plate for many of its principal suppliers, but is not dependent on any one supplier. The Company purchases in bulk from steel producers in quantities that are efficient for such producers. This enables the Company to maintain a continued source of supply at what it believes to be competitive prices. Olympic believes the accessibility and proximity of its facilities to major domestic steel producers will continue to be an important factor in maintaining strong relationships with them.

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

MANAGEMENT INFORMATION SYSTEMS

     Information systems are a critical component of Olympic's strategy. The Company has invested, and will continue to invest, in advanced technologies and human resources required in this area. The Company believes that its information systems provide it with a significant competitive advantage over smaller competitors with less resources than Olympic. The Company's information systems focus on the following core application areas:

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

     INTERNAL COMMUNICATIONS. The Company believes that its ability to quickly and efficiently share information across its operations is critical to the Company's success. The Company continues to invest in various communications and workgroup technologies, which enables employees to remain effective and responsive.

     E-COMMERCE AND ADVANCED CUSTOMER INTERACTION. The Company is actively involved in electronic commerce initiatives, including buying or selling steel on the primary Internet auction sites for steel. These include MetalSite, e-Steel, MaterialNet, FreeMarkets, and Ferrous Exchange. Olympic has also introduced extranet sites for specific customers, which are integrated with the Company's internal business systems to streamline the costs and time associated with processing these electronic transactions.

     The Company has initiated a project to implement a new management information system (ERP). The new system will integrate all of the business units of the Company and will provide a common foundation for the future. The new system is expected to become operational in 2003.

EMPLOYEES

     At December 31, 2000, the Company employed 1,012 people. Approximately 220 of the Company's hourly plant personnel at the Minneapolis and Detroit facilities are represented by four separate collective bargaining units. The two collective bargaining agreements at Detroit expire in July 2001 and July 2002. The agreements covering personnel at the Minneapolis facilities expire in September 2002 and March 2003. The Company has never experienced a work stoppage and believes that its relationship with its employees is good.

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

CYCLICALITY IN THE STEEL INDUSTRY; IMPACT OF CHANGING STEEL PRICES

     The principal raw material used by the Company is flat-rolled carbon and stainless steel that the Company typically purchases from steel producers. The steel industry as a whole is cyclical, and at times pricing and availability in the steel industry can be volatile due to numerous factors beyond the control of the Company, including general, domestic and international economic conditions, labor costs, production levels, competition, steel import levels, import duties and tariffs and currency exchange rates. This volatility can significantly affect the availability and costs of raw materials for the Company.

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

     Sales of the Company's products for use in the automotive industry accounted for approximately 15% and 17% of the Company's net sales in 2000 and 1999, respectively. Such sales include sales directly to automotive manufacturers and to manufacturers of automotive components and parts. The automotive industry experiences significant fluctuations in demand based on numerous factors such as general economic conditions and consumer confidence. The automotive industry is also subject, from time to time, to labor work stoppages. Any prolonged disruption in business arising from work stoppages by automotive manufacturers or by steel manufacturers could have a material adverse effect on the Company's results of operations.

EFFECTS OF INFLATION AND PRICING FLUCTUATIONS

     Inflation generally affects the Company by increasing the cost of personnel, transportation services, processing equipment, purchased steel, energy, and borrowings under the various credit agreements. In 2000, increasing energy prices had an adverse effect on the Company's distribution and occupancy expense. Rising interest rates also adversely impacted the Company's Financing Costs in 2000. Additionally, when raw material prices decline, as in 2000, customer demands for lower prices result in lower selling prices and, as the Company uses existing steel inventory, lower margins. Declining steel prices therefore adversely affected the Company's net sales, gross margins and net income in 2000.

FORWARD-LOOKING INFORMATION

     This document contains various forward-looking statements and information that are based on management's beliefs as well as assumptions made by and information currently available to management. When used in this document, the words "anticipate," "expect," "believe," "estimated," "project," "plan" and similar expressions are intended to identify forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks, uncertainties and assumptions including, but not limited to: general business and economic conditions; competitive factors such as the availability and pricing of steel and fluctuations in demand, specifically in the automotive, transportation, and other service centers markets served by the Company; potential equipment malfunction; equipment installation and facility construction delays especially as related to the equipment installations at OLP in 2001; the adequacy of information technology and business system software investment; the successes of the Company's strategic efforts and initiatives; the successes of its joint ventures; the successes of the Company's ability to increase sales volumes, improve gross margins, quality, service, inventory turns and reduce its costs; and the availability of acquisition opportunities. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, expected, believed, estimated, projected or planned. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date hereof.

ITEM 2.  PROPERTIES

     The Company believes that its properties are strategically situated relative to its customers and each other, allowing the Company to support customers from multiple locations. This permits the Company to provide inventory and processing services which are available at one operation but not another. Steel is shipped from the most advantageous facility, regardless of where the order was taken. The facilities are located in the hubs of major steel consumption markets, and within a 250-mile radius of most of the Company's customers, a distance approximating the one-day driving and delivery limit for truck shipments. The following table sets forth certain information concerning the Company's principal properties:

                                            SQUARE                                    OWNED OR
  OPERATION             LOCATION             FEET                FUNCTION              LEASED
  ---------    ---------------------------  -------   ------------------------------  --------
Cleveland      Bedford Heights, Ohio (1)    127,000   Corporate headquarters and        Owned
                                                      coil processing and
                                                      distribution center
               Bedford Heights, Ohio (1)    121,500   Coil processing, distribution     Owned
                                                      center and offices
               Bedford Heights, Ohio (1)     59,500   Plate processing, distribution   Leased(2)
                                                      center and offices
               Cleveland, Ohio              118,500   Roll form processing,             Owned
                                                      distribution center and
                                                      offices
Minneapolis    Plymouth, Minnesota          196,800   Coil processing, distribution     Owned
                                                      center and offices
               Plymouth, Minnesota          112,200   Plate processing, distribution    Owned
                                                      center and offices
Lafayette      Detroit, Michigan            256,000   Coil processing, distribution     Owned
                                                      center and offices
South          Winder, Georgia              240,000   Coil processing, distribution     Owned
                                                      center and offices
Iowa           Bettendorf, Iowa             190,000   Coil and plate processing,        Owned
                                                      distribution center and
                                                      offices
Connecticut    Milford, Connecticut         134,000   Coil and plate processing,        Owned
                                                      distribution center and
                                                      offices
Chicago        Schaumburg, Illinois          80,500   Coil processing, distribution     Owned
                                                      center and offices
               Elk Grove Village,            48,000   Discontinued use                  Owned
               Illinois (3)
Philadelphia   Lester, Pennsylvania          92,500   Plate processing, distribution   Leased
                                                      center and offices
Chambersburg   Chambersburg, Pennsylvania    87,000   Plate processing and              Owned
                                                      machining, distribution center
                                                      and offices

---------------
(1) The Bedford Heights facilities are all adjacent properties.

(2) This facility is leased from a related party pursuant to the terms of a triple net lease for $195,300 per year. The lease was renewed in June 2000 for a 10-year term, with one remaining renewal option for an additional 10 years.

(3) The Company has consolidated its Chicago operations in the Schaumburg, Illinois facility. The Company has discontinued use of its Elk Grove Village facility, which is included in assets held for sale on the accompanying consolidated balance sheets as of December 31, 2000.

     The Company's international sales office is located in Miami, Florida. The Company also has invested in two joint ventures which each own a facility in Michigan. All of the properties listed in the table as owned are subject to mortgages securing industrial revenue bonds, taxable rate notes, term loans and the Company's credit agreement. Management believes that the Company will be able to accommodate its capacity needs for the immediate future at its existing facilities.

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

     Michael D. Siegal, age 48, has served as Chief Executive Officer of the Company since 1984, and as Chairman of the Board of Directors since 1994. From 1984 until January 2001, he also served as President. He has been employed by the Company in a variety of capacities since 1974. Mr. Siegal is a member of the Executive Committee for the Steel Service Center Institute (SSCI). He is also a member of the American Iron and Steel Institute. He previously served as National Chairman of Israel Bonds during the period 1991-1993 and presently serves as Vice Chairman of the Executive Committee of the Development Corporation for Israel and as an officer for the Cleveland Jewish Community Federation. He is also a member of the Board of Directors of American National Bank (Cleveland, Ohio).

     David A. Wolfort, age 48, has served as Chief Operating Officer since 1995 and a director of the Company since 1987. Mr. Wolfort assumed the additional title of President in January 2001. He previously served as Vice
President -- Commercial from 1987 to 1995, after having joined the Company in 1984 as General Manager. Mr. Wolfort's duties include the management of all sales, purchasing and operational aspects of each region. Prior to joining the Company, Mr. Wolfort spent eight years with Sharon Steel, a primary steel producer, in a variety of sales assignments. Mr. Wolfort is the Chairman of SSCI's Political Action Committee and serves as Past Chairman of SSCI's Governmental Affairs Committee. He is also a member of the Northern Ohio Regional Board of the Anti-Defamation League.

     Richard T. Marabito, age 37, serves as the Company's Chief Financial Officer (CFO) and Treasurer. He joined the Company in 1994 as Corporate Controller and Treasurer and served in these capacities until being named CFO in March 2000. Prior to joining the Company, Mr. Marabito served as Corporate Controller for Waxman Industries, Inc., a publicly traded wholesale distribution company. Mr. Marabito is a certified public accountant, and was employed from 1985 to 1990 by Arthur Andersen LLP in its audit division. Mr. Marabito also serves as a director for the Company's two joint ventures.

     Mr. Heber MacWilliams, age 57, serves as Vice President -- Management Information Systems, and has been employed by the Company since 1994. Prior to joining the Company, Mr. MacWilliams spent 14 years as partner in charge of management consulting at Walthall & Drake, a public accounting firm in Cleveland, Ohio. Mr. MacWilliams is also a member of the faculty of the Weatherhead School of Management at Case Western Reserve University in Cleveland, Ohio.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

     The Company's Common Stock trades on NASDAQ under the symbol "ZEUS." The following table sets forth, for each quarter in the two year period ended December 31, 2000, the high and low closing prices of the Company's Common Stock on NASDAQ:

                                                              HIGH      LOW
                                                              -----    -----
2000
  First quarter.............................................  $5.13    $3.88
  Second quarter............................................   5.00     3.50
  Third quarter.............................................   4.06     2.50
  Fourth quarter............................................   2.81     1.88

1999
  First quarter.............................................  $8.38    $5.06
  Second quarter............................................   8.88     6.50
  Third quarter.............................................   7.00     5.63
  Fourth quarter............................................   6.22     4.38

HOLDERS OF RECORD

     March 12, 2001, the Company believed there were approximately 3,051 beneficial holders of the Company's Common Stock.

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

STOCK REPURCHASE

     In April 1999, the Company's Board of Directors authorized a one-year program to purchase up to 1 million shares of Olympic Common Stock. During the first half of 2000, the Company completed the 1 million share repurchase at an average price of $5.86 per share. In July 2000, the Company's Board of Directors authorized a one-year program to purchase up to an additional 1 million shares of Olympic Common Stock. During the third quarter of 2000, the Company repurchased 360,900 shares at an average price of $3.88 per share. Repurchased shares are held in treasury and are available for general corporate purposes. The Company does not anticipate purchasing additional shares before the program expires in July 2001.

SHAREHOLDER RIGHTS PLAN

     On February 15, 2000, the Company filed a Form 8-K relative to the adoption of a shareholder rights plan.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth selected data of the Company for each of the five years in the period ended December 31, 2000. Certain amounts have been reclassified to conform to the 2000 presentation. The data presented should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere in this report.

                                                  FOR THE YEARS ENDED DECEMBER 31,
                                      --------------------------------------------------------
                                        2000        1999        1998        1997        1996
                                      --------    --------    --------    --------    --------
                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
TONS SOLD DATA:
  Direct............................     1,038       1,065       1,070       1,111       1,022
  Toll..............................       165         207         231         219         150
     Total..........................     1,203       1,272       1,301       1,330       1,172

INCOME STATEMENT DATA:
Net sales...........................  $520,359    $525,785    $576,769    $608,714    $560,588
Cost of sales.......................   411,624     401,028     455,544     483,071     436,553
Gross margin........................   108,735     124,757     121,225     125,643     124,035
Operating expenses (a)..............   110,247     111,155     125,764     103,536      93,653
Operating income (loss).............    (1,512)     13,602      (4,539)     22,107      30,382
Income (loss) from joint ventures...    (1,425)     (1,032)       (322)         11          --
Interest expense....................     6,258       4,315       3,856       4,172       4,301
Receivable securitization expense...     3,724       3,119       3,773       3,791       3,393
Income (loss) before taxes..........   (12,919)      5,136     (12,490)     14,155      22,688
Income taxes........................    (4,198)      1,977      (4,059)      5,308       8,569
Net income (loss)...................  $ (8,721)   $  3,159    $ (8,431)   $  8,847    $ 14,119
Basic and diluted net income (loss)
  per share.........................  $  (0.90)   $   0.30    $  (0.79)   $   0.83    $   1.50
Weighted average shares
  outstanding.......................     9,677      10,452      10,692      10,692       9,427

BALANCE SHEET DATA:
Current assets......................  $103,837    $137,513    $132,080    $142,175    $152,255
Current liabilities.................    32,672      36,248      43,225      37,126      36,267
Working capital.....................    71,165     101,265      88,855     105,049     115,988
     Total assets...................   224,929     267,007     256,108     265,534     241,130
     Total debt.....................    68,009      93,426      76,520      79,924      64,582
Shareholders' equity................   124,920     136,820     137,743     146,174     137,327

---------------
(a) 2000 and 1998 operating expenses include asset impairment charges of $1,178 and $19,056, respectively.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

     The Company's results of operations are affected by numerous external factors, such as general economic and political conditions, competition, steel pricing and availability, energy prices, and work stoppages by automotive manufacturers.

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

     The Company's two joint ventures include: Olympic Laser Processing (OLP), a company that processes laser welded sheet steel blanks for the automotive industry; and Trumark Steel & Processing (TSP), a Minority Business Enterprise
(MBE) company supporting the flat-rolled steel requirements of the automotive industry. The Company's 50% interest in OLP and 49% interest in TSP are accounted for under the equity method. The Company guarantees portions of outstanding debt under both of the joint venture companies' bank credit facilities. As of December 31, 2000, Olympic guaranteed 50% of OLP's $19.9 million and 49% of TSP's $3.0 million of outstanding debt on a several basis.

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

     Because the Company conducts its operations generally on the basis of short-term orders, backlog is not a meaningful indicator of future performance.

RESULTS OF OPERATIONS

     The following table sets forth certain income statement data expressed as a percentage of net sales:

                                                      2000     1999     1998
                                                      -----    -----    -----
Net sales...........................................  100.0%   100.0%   100.0%
Cost of sales.......................................   79.1     76.3     79.0
                                                      -----    -----    -----
  Gross margin......................................   20.9     23.7     21.0
Operating expenses before asset impairment charge...   21.0     21.1     18.5
Asset impairment charge.............................    0.2       --      3.3
                                                      -----    -----    -----
  Operating income (loss)...........................   (0.3)     2.6     (0.8)
Loss from joint ventures............................   (0.3)    (0.2)    (0.1)
Interest and receivable securitization expense......    1.9      1.4      1.3
                                                      -----    -----    -----
  Income (loss) before taxes........................   (2.5)     1.0     (2.2)
Income taxes........................................   (0.8)     0.4     (0.7)
                                                      -----    -----    -----
  Net income (loss).................................   (1.7)%    0.6%    (1.5)%
                                                      =====    =====    =====

2000 COMPARED TO 1999

     Tons sold decreased 5.5% to 1,203 thousand in 2000 from 1,272 thousand in 1999. Tons sold in 2000 included 1,038 thousand from direct sales and 165 thousand from toll processing, compared with 1,065 thousand from direct sales and 207 thousand from toll processing in 1999. The decrease in direct and toll tons sold was attributable to depressed demand primarily in the automotive, transportation, and other service center sectors.

     Net sales decreased by $5.4 million, or 1.0%, to $520.4 million from $525.8 million in 1999. Average selling prices increased 4.7% primarily due to more direct sales as a percentage of total sales. The Company does not expect improvement in customer demand during the first half of 2001.

     As a percentage of net sales, gross margin decreased to 20.9% in 2000 from 23.7% in 1999. The decrease is attributable to the significant and continuous decline in steel prices since April 2000, as well as the Company's initiative to reduce its inventory levels in reaction to depressed customer demand. Base hot rolled pricing declined by 35% from April to December 2000. The Company expects steel pricing to stabilize in the first half of 2001, resulting in increased gross margin percentages.

     Operating expenses in 2000 include a $1.2 million asset impairment charge to reduce the net book value of certain equipment to its estimated sale value. The Company also recorded $1.5 million of incremental accounts receivable reserves for collectibility concerns. Excluding the impact of these charges in 2000, operating expenses decreased $3.6 million or 3.2% from 1999. On a per ton basis excluding the charges, operating expenses increased 2.4% to $89.45 from $87.36 in 1999. Operating expenses, specifically distribution and occupancy expense, were also adversely affected by rising energy costs in 2000. As a percentage of net sales before the charges, operating expenses decreased to 20.7% from 21.1% in 1999. The decrease was primarily due to strategic initiatives to reduce controllable expenses, which began with the Company's strategic planning efforts in late 1999. Costs associated with the strategic planning initiative, which concluded in March 2000, approximated $600 thousand in both 2000 and 1999.

     Loss from joint ventures totaled $1.4 million in 2000, compared to $1.0 million in 1999. The Company's losses from OLP totaled $1.4 million in 2000 compared to $1.0 million last year, while TSP operated at approximately breakeven for both years.

     Financing Costs increased 34.3% to $10.0 million in 2000 from $7.4 million in 1999. Total average borrowings outstanding in 2000 increased approximately $4.9 million. However, total borrowings outstanding at December 31, 2000 reflect a $25.4 million, or 27.2% reduction from December 31, 1999, primarily due to lower inventory levels. The Company's overall effective borrowing rate was 8.3% in 2000, compared to 6.9% in 1999. The Premium for 2000 averaged 2.05%, compared to 1.50% in 1999. The Company's Premium increased to 3.0% effective January 1, 2001. Costs associated with the accounts receivable securitization program increased $605 thousand or 19.4%. The effective borrowing rate on the securitization program increased to 7.0% in 2000 from 5.9% in 1999.

     Loss before taxes for 2000 totaled $12.9 million compared to income before taxes of $5.1 million in 1999. Excluding the impact of the asset impairment and accounts receivable reserve charges in 2000, loss before taxes totaled $10.3 million. In 2000, the income tax benefit approximated 32.5% of loss before taxes, compared to income tax expense recorded at 38.5% of income before taxes in 1999. The lower tax rate in 2000 is primarily attributable to a valuation reserve against the realizability of net operating loss carryforwards.

     Net loss totaled $8.7 million or $.90 per share in 2000, compared to net income of $3.2 million or $.30 per share in 1999. Excluding the impact of the asset impairment and accounts receivable reserve charges in 2000, net loss totaled $6.4 million or $.66 per share.

     During 2000, the Company repurchased 760 thousand shares of its Common Stock. Weighted average shares outstanding totaled 9.7 million in 2000, compared to 10.5 million in 1999.

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

     Net sales decreased by $51.0 million, or 8.8%, to $525.8 million from $576.8 million in 1998. Average selling prices declined 6.8% due to continued decreased market prices for steel, resulting from the significant penetration of imported steel in 1998.

     As a percentage of net sales, gross margin increased to 23.7% in 1999 from 21.0% in 1998. The increase resulted from selling a larger proportion of processed, higher value-added steel, and elimination of certain lower margin automotive sales.

     Operating expenses in 1998 included an asset impairment charge of $19.1 million. Excluding the 1998 impairment charge, operating expenses in 1999 increased 4.2% to $111.2 million from $106.7 million. On a per ton basis, operating expenses increased 6.5% to $87.36 from $82.00 in 1998. As a percentage of net sales, operating expenses increased to 21.1% from 18.5% in 1998. The increases were primarily due to lower sales volume; lower average selling prices; new facility start-up costs; and costs associated with strategic planning efforts. Operating expenses in 1999 also included approximately $3.5 million of incremental costs associated with the Iowa temper mill and plate processing facility start-up, and the JNT / Chambersburg operation acquisition and new facility start-up.

     Net start-up costs from joint ventures totaled $1.0 million in 1999 compared to $322 thousand in 1998. The Company's losses from OLP totaled $1.0 million in 1999 compared to $553 thousand in 1998, while TSP losses decreased to $14 thousand in 1999 from $264 thousand in 1998. OCR, the Company's former joint venture which ceased operations and was dissolved in 1999, contributed $495 thousand of income in 1998. OLP incurred higher start-up costs in 1999 as a result of the facility and equipment becoming operational. TSP was profitable in the second half of 1999.

     Financing Costs decreased 2.6% to $7.4 million in 1999 from $7.6 million in 1998. Total average borrowings outstanding in 1999 decreased approximately $2.1 million, primarily as a result of lower inventory levels in 1999. Interest costs associated with the Iowa facility borrowings were expensed in 1999 and capitalized in 1998. The Company's overall effective borrowing rate was 6.9% in both 1999 and 1998. The Premium for 1999 averaged 1.50%, compared to 1.15% in 1998. The Company's Premium increased to 2.0% effective December 1, 1999. Costs associated with the accounts receivable securitization program decreased $654 thousand or 17.3%, as a result of less average receivables sold in 1999 compared to 1998, due to lower sales in 1999.

     Income before taxes for 1999 totaled $5.1 million compared to a loss before taxes of $12.5 million in 1998. Excluding the impact of the asset impairment charge, 1998 income before taxes totaled $6.6 million. Income taxes approximated 38.5% of income before taxes in 1999, compared to a 1998 tax benefit of 32.5% of loss before taxes. The lower tax rate in 1998 was attributable to the asset impairment charge.

     Net income totaled $3.2 million or $.30 per share compared to a net loss of $8.4 million or $.79 per share in 1998. Excluding the impact of the asset impairment charge, 1998 net income totaled $4.1 million, or $.38 per share.

     During 1999, the Company repurchased 601 thousand shares of its Common Stock. Average shares outstanding totaled 10.5 million in 1999, compared to 10.7 million in 1998.

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

     Net cash from operating activities primarily represents earnings plus non-cash charges for depreciation, amortization and losses from joint ventures, as well as changes in working capital. During 2000, $33 million of net cash was provided from operating activities, consisting of $1.1 million of cash generated from earnings and non-cash charges and $31.9 million of cash from working capital components.

     Working capital at December 31, 2000 decreased $30.1 million from the end of 1999. The decrease is attributable to a $30.2 million decrease in inventories.

     As of December 31, 2000, $48 million of eligible receivables were sold under the Company's accounts receivable securitization program, compared to $52 million at December 31, 1999. The amount of trade receivables sold by the Company typically changes monthly depending upon the level of defined eligible receivables available for sale at each month end.

     Net cash used for investing activities in 2000 totaled $6.1 million, consisting primarily of progress payments made for the new slitter in Detroit, which became operational in the fourth quarter of 2000, as well as final expenditures for the new Chambersburg, Pennsylvania plate processing and machining facility. The Company's 2001 capital spending plan approximates $6 million, one-half of which will be spent on the development of a common computer system for the Company. The remaining capital expenditure budget primarily consists of maintenance capital spending for the Company's existing buildings and equipment.

     Cash flows used for financing activities totaled $26.9 million, and primarily consisted of $25.4 million of net paydowns under the Company's various bank agreements, and $3.2 million used to repurchase shares of Olympic Common Stock. In April 1999, the Company's Board of Directors authorized a one-year program to purchase up to 1 million shares of Olympic Common Stock (Stock Purchase), and in July 2000, authorized a one-year program to purchase up to an additional 1 million shares. A total of 1,360,900 shares have been purchased under the programs. The cost of purchasing such shares has been funded from the Company's revolving credit facility. The Company does not anticipate purchasing additional shares before the program expires in July 2001.

     The Company's bank credit agreement (the Credit Facility) and its other long-term debt agreements contain certain financial covenants including minimum net worth, interest coverages, and capital expenditure limitations. The Company obtained waivers for non-compliance with its minimum net worth and interest coverage covenants through March 31, 2001. In February 2001, the Company signed a proposal with an affiliate of its current agent bank to replace its existing Credit Facility and accounts receivable securitization program with a secured 3-year, $125 million facility. The Company expects to complete the refinancing in the second quarter, subject to customary conditions, due diligence, and the execution of definitive documentation. The Company believes the new agreement, when executed, will provide the Company with sufficient availability to meet its anticipated working capital requirements and capital expenditure requirements over the next 12 months.

     As of December 31, 2000, approximately $61.6 million was available under the Company's revolving credit and accounts receivable securitization facilities. The Company believes that funds available under its existing financing facilities and its proposed new financing facility, together with funds generated from operations, will be sufficient to provide the Company with the liquidity necessary to fund its anticipated working capital requirements and capital expenditure requirements over the next 12 months. Capital requirements are subject to change as business conditions warrant and opportunities arise. In connection with its internal and external expansion strategies, the Company may from time to time seek additional funds to finance other new facilities and equipment, acquisitions and significant improvements to processing equipment to respond to customers' demands.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 established new standards of accounting and reporting for derivative instruments and hedging activities. SFAS No. 133 requires that all derivatives be recognized at fair value in the balance sheet, and the corresponding gains or losses be reported either in the income statement or as a component of comprehensive income, depending on the type of hedging relationship that exists. SFAS No. 133 was adopted by the Company on January 1, 2001. The Company does not currently hold derivative instruments or engage in hedging activities.

     In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition. The Company adopted the provisions of this bulletin in 2000. The adoption did not impact the Company's recognition of revenue in 2000.

     In September 2000, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs", which requires shipping and handling amounts billed to a customer to be classified as revenue. The Company restated its revenues and distribution expenses for the fiscal years ended December 31, 1999 and 1998, resulting in an increase to both revenues and distribution expenses of $991 thousand and $580 thousand, respectively.

ITEM 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company is exposed to the impact of interest rate changes and fluctuating steel prices. The Company has not entered into interest rate or steel commodity transactions for speculative purposes or otherwise.

     Inflation generally affects the Company by increasing the cost of personnel, transportation services, processing equipment, purchased steel, energy, and borrowings under the various credit agreements. In 2000, increasing energy prices did have an adverse effect on the Company's distribution and occupancy expense. Rising interest rates also adversely impacted the Company's Financing Costs in 2000. Additionally, when raw material prices decline, as in 2000, customer demands for lower prices result in lower selling prices and, as the Company uses existing steel inventory, lower margins. Declining steel prices therefore adversely affected the Company's net sales, gross margins and net income in 2000.

     Olympic's primary interest rate risk exposure results from floating rate debt. If interest rates were to increase 100 basis points (1.0%) from December 31, 2000 rates, and assuming no changes in debt from December 31, 2000 levels, the additional annual interest expense to the Company would be approximately $680 thousand. The Company currently does not hedge its exposure to floating interest rate risk.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and
the Board of Directors of
Olympic Steel, Inc.:

     We have audited the accompanying consolidated balance sheets of Olympic Steel, Inc. (an Ohio corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Olympic Steel, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

                                          Arthur Andersen LLP

Cleveland, Ohio,
January 26, 2001
  (except with respect to the
  matters discussed in Notes
  8, 14, and 16, as to which the
  date is February 22, 2001.)

ITEM 8.  FINANCIAL STATEMENTS

                              OLYMPIC STEEL, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
                     (in thousands, except per share data)

                                                               2000        1999        1998
                                                             --------    --------    --------
Net sales..................................................  $520,359    $525,785    $576,769
Cost of sales..............................................   411,624     401,028     455,544
                                                             --------    --------    --------
     Gross margin..........................................   108,735     124,757     121,225

Operating expenses
  Warehouse and processing.................................    34,137      35,226      35,456
  Administrative and general...............................    27,323      29,371      27,166
  Distribution.............................................    19,436      18,959      18,604
  Selling..................................................    14,353      15,176      14,209
  Occupancy................................................     4,598       4,571       4,300
  Depreciation and amortization............................     9,222       7,852       6,973
  Asset impairment charge..................................     1,178          --      19,056
                                                             --------    --------    --------
     Total operating expenses..............................   110,247     111,155     125,764
                                                             --------    --------    --------
     Operating income (loss)...............................    (1,512)     13,602      (4,539)
Loss from joint ventures...................................    (1,425)     (1,032)       (322)
                                                             --------    --------    --------
     Income (loss) before interest and taxes...............    (2,937)     12,570      (4,861)

Interest expense...........................................     6,258       4,315       3,856
Receivable securitization expense..........................     3,724       3,119       3,773
                                                             --------    --------    --------
     Income (loss) before taxes............................   (12,919)      5,136     (12,490)

Income taxes...............................................    (4,198)      1,977      (4,059)
                                                             --------    --------    --------
       Net income (loss)...................................  $ (8,721)   $  3,159    $ (8,431)
                                                             ========    ========    ========
       Basic and diluted net income (loss) per share.......  $  (0.90)   $   0.30    $  (0.79)
                                                             ========    ========    ========
       Weighted average shares outstanding.................     9,677      10,452      10,692

        The accompanying notes are an integral part of these statements.

                              OLYMPIC STEEL, INC.
                          CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2000 AND 1999
                                 (in thousands)

                                                                2000        1999
                                                              --------    --------
ASSETS
Cash........................................................  $  1,449    $  1,433
Accounts receivable.........................................     5,260       9,850
Inventories.................................................    89,404     119,585
Prepaid expenses and other..................................     5,911       6,645
Assets held for sale........................................     1,813          --
                                                              --------    --------
     Total current assets...................................   103,837     137,513
                                                              --------    --------
Property and equipment, at cost.............................   158,843     156,849
Accumulated depreciation....................................   (41,270)    (32,645)
                                                              --------    --------
     Net property and equipment.............................   117,573     124,204
                                                              --------    --------
Unexpended IRB funds........................................        --       1,668
Goodwill, net...............................................     3,519       3,622
                                                              --------    --------
     Total assets...........................................  $224,929    $267,007
                                                              ========    ========
     LIABILITIES
Current portion of long-term debt...........................  $  6,061    $  6,061
Accounts payable............................................    18,398      20,671
Accrued payroll.............................................     3,103       3,595
Other accrued liabilities...................................     5,110       5,921
                                                              --------    --------
     Total current liabilities..............................    32,672      36,248
                                                              --------    --------
Revolving credit agreement..................................    28,422      47,892
Term loans..................................................    24,588      29,076
Industrial revenue bonds....................................     8,938      10,397
                                                              --------    --------
     Total long-term debt...................................    61,948      87,365
                                                              --------    --------
Deferred income taxes.......................................     4,568       6,532
Accumulated equity losses in joint ventures.................       821          42
                                                              --------    --------
     Total liabilities......................................   100,009     130,187
                                                              --------    --------
       SHAREHOLDERS' EQUITY
Preferred stock, without par value, 5,000 shares authorized,
  no shares issued or outstanding...........................        --          --
Common stock, without par value, 20,000 shares authorized,
  9,331 and 10,091 issued and outstanding at December 31,
  2000 and 1999, respectively...............................    99,058     102,237
Retained earnings...........................................    25,862      34,583
                                                              --------    --------
     Total shareholders' equity.............................   124,920     136,820
                                                              --------    --------
     Total liabilities and shareholders' equity.............  $224,929    $267,007
                                                              ========    ========

      The accompanying notes are an integral part of these balance sheets.

                              OLYMPIC STEEL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                 (in thousands)

                                                                2000        1999        1998
                                                              --------    --------    --------
Cash flows from operating activities:
  Net income (loss).........................................  $ (8,721)   $  3,159    $ (8,431)
  Adjustments to reconcile net income (loss) to net cash
     from
     operating activities-
     Depreciation and amortization..........................     9,222       7,852       6,973
     Asset impairment charge................................     1,178          --      19,056
     Loss on sale of fixed assets...........................        --          --         432
     Loss from joint ventures...............................     1,425       1,032         322
     Long-term deferred income taxes........................    (1,964)      3,024      (2,524)
                                                              --------    --------    --------
                                                                 1,140      15,067      15,828
Changes in working capital:
  Accounts receivable.......................................     4,590      (6,730)      3,312
  Inventories...............................................    30,181       1,822      10,904
  Prepaid expenses and other................................       706        (983)     (3,712)
  Accounts payable..........................................    (2,273)     (8,240)      4,645
  Accrued payroll and other accrued liabilities.............    (1,303)         90         (12)
                                                              --------    --------    --------
                                                                31,901     (14,041)     15,137
                                                              --------    --------    --------
     Net cash from operating activities.....................    33,041       1,026      30,965
                                                              --------    --------    --------
Cash flows from investing activities:
  Equipment purchases and deposits..........................    (4,523)     (6,688)    (16,904)
  Facility purchases and construction.......................      (230)     (4,115)     (8,368)
  Other capital expenditures, net...........................      (698)     (1,771)     (1,319)
  Acquisition of JNT........................................        --          --        (795)
  Investments in joint ventures.............................      (646)         --         (98)
                                                              --------    --------    --------
     Net cash used for investing activities.................    (6,097)    (12,574)    (27,484)
                                                              --------    --------    --------
Cash flows from financing activities:
  Revolving credit agreement................................   (19,470)     10,442     (11,359)
  Term loans and IRB's......................................    (5,947)      6,464       7,955
  Unexpended IRB funds......................................     1,668      (1,668)         --
  Repurchase of common stock................................    (3,179)     (4,082)         --
                                                              --------    --------    --------
     Net cash from (used for) financing activities..........   (26,928)     11,156      (3,404)
                                                              --------    --------    --------
Cash:
  Net change................................................        16        (392)         77
  Beginning balance.........................................     1,433       1,825       1,748
                                                              --------    --------    --------
  Ending balance............................................  $  1,449    $  1,433    $  1,825
                                                              ========    ========    ========

        The accompanying notes are an integral part of these statements.

                              OLYMPIC STEEL, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                 (in thousands)

                                                          COMMON     RETAINED
                                                          STOCK      EARNINGS
                                                         --------    --------
Balance at December 31, 1997...........................  $106,319    $39,855
  Net loss.............................................        --     (8,431)
                                                         --------    -------

Balance at December 31, 1998...........................   106,319     31,424
  Net income...........................................        --      3,159
  Repurchase of 601 common shares......................    (4,082)        --
                                                         --------    -------

Balance at December 31, 1999...........................   102,237     34,583
  NET LOSS.............................................        --     (8,721)
  REPURCHASE OF 760 COMMON SHARES......................    (3,179)        --
                                                         --------    -------

BALANCE AT DECEMBER 31, 2000...........................  $ 99,058    $25,862
                                                         ========    =======

        The accompanying notes are an integral part of these statements.

                              OLYMPIC STEEL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
           (dollars in thousands, except share and per share amounts)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of Olympic Steel, Inc. and its wholly-owned subsidiaries (collectively the Company or Olympic), after elimination of intercompany accounts and transactions. Investments in the Company's joint ventures are accounted for under the equity method. Cumulative losses in excess of investments made in the joint ventures are shown as a liability on the accompanying consolidated balance sheets. Certain amounts in the 1999 and 1998 consolidated financial statements have been reclassified to conform to the 2000 presentation.

NATURE OF BUSINESS

     The Company is a North American steel service center with 46 years of experience in specialized processing and distribution of large volumes of carbon, coated carbon and stainless steel, flat-rolled sheet, coil and plate, and tubular steel products from 13 facilities in eight midwestern and eastern states. The Company operates as one business segment.

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

CONCENTRATION RISKS

     The Company is a major customer of flat-rolled coil and plate steel for many of its principal suppliers, but is not dependent on any one supplier. The Company purchased approximately 17% and 16% of its total steel requirements from its single largest supplier in 2000 and 1999, respectively.

INVENTORIES

     Inventories are stated at the lower of cost or market and include the costs of purchased steel, internal and external processing, and inbound freight. Cost is determined using the specific identification method.

PROPERTY AND EQUIPMENT, AND DEPRECIATION

     Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives ranging from 3 to 30 years.

GOODWILL AND AMORTIZATION

     Goodwill includes the cost in excess of fair value of the net assets acquired and is being amortized on a straight-line method ranging from 15 to 40 years. The Company evaluates facts and circumstances to determine if the value of goodwill or other long-lived assets may be impaired. Goodwill amortization expense totaled $104 in both 2000 and 1999, and $358 in 1998. Accumulated amortization of goodwill totaled $360 at December 31, 2000, and $256 at December 31, 1999.

REVENUE RECOGNITION

     Revenue is recognized in accordance with the Securities and Exchange Commissions Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." Revenue is recognized when steel is shipped to the customer and title is transferred. Sales returns and allowances are treated as reductions to sales and are provided for based on historical experience and current estimates.

SHARES OUTSTANDING AND EARNINGS PER SHARE

     In April 1999, the Company's Board of Directors authorized a one-year program to purchase up to 1 million shares of Olympic Common Stock. During the first half of 2000, the Company completed the 1 million share repurchase at an average price of $5.86 per share. In July 2000, the Company's Board of Directors authorized a one-year program to purchase up to an additional 1 million shares of Olympic Common Stock. During the third quarter of 2000, the Company repurchased 360,900 shares at an average price of $3.88 per share. Repurchased shares are held in treasury and are available for general corporate purposes. The Company does not anticipate purchasing additional shares before the program expires in July 2001.

     Earnings per share have been calculated based on the weighted average number of shares outstanding. Average shares outstanding were 9.7 million in 2000, 10.5 million in 1999, and 10.7 million in 1998. Basic and diluted earnings per share are the same, as the effect of outstanding stock options is not dilutive.

IMPACT OF NEW ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 established new standards of accounting and reporting for derivative instruments and hedging activities. SFAS No. 133 requires that all derivatives be recognized at fair value in the balance sheet, and the corresponding gains or losses be reported either in the income statement or as a component of comprehensive income, depending on the type of hedging relationship that exists. SFAS No. 133 was adopted by the Company on January 1, 2001. The Company does not currently hold derivative instruments or engage in hedging activities.

     In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition. The Company adopted the provisions of this bulletin in 2000. The adoption did not impact the Company's recognition of revenue in 2000.

     In September 2000, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs", which requires shipping and handling amounts billed to a customer to be classified as revenue. The Company restated its revenues and distribution expenses for the fiscal years ended December 31, 1999 and 1998, resulting in an increase to both revenues and distribution expenses of $991 and $580, respectively.

2.  ASSET IMPAIRMENT CHARGES:

     The Company recorded an asset impairment charge in the fourth quarter of 2000 totaling $1,178 to reduce the net book value of certain equipment held for sale to its estimated sale value in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 121 requires assets such as goodwill and fixed assets to be written down to fair market value when circumstances indicate that their carrying values are impaired.

     In 1998, the Company recorded an asset impairment charge of $19,056. The charge consisted of $14,356 to write-off goodwill and write-down certain fixed assets at the Company's Detroit operation in accordance with SFAS No. 121. The remaining $4,700 of the charge related to the write-down of Olympic's investment in the Olympic Continental Resources joint venture.

3.  ACQUISITIONS:

     In June 1998, the Company acquired certain assets and assumed certain liabilities of JNT Precision Machining, Inc. (JNT), a machining center located in McConnellsburg, Pennsylvania, which operates lathes, machine centers, drills and saws. The cash purchase price totaled $795. The acquisition was accounted for as a purchase and, accordingly, assets and liabilities were reflected at estimated fair values. The purchase price allocation resulted in goodwill of $162, which is being amortized over 15 years. During the second half of 1999, the JNT operation was relocated to a new 87,000 square foot plate processing and machining facility constructed in Chambersburg, Pennsylvania.

4.  INVESTMENTS IN JOINT VENTURES:

     In 1997, the Company and the U.S. Steel Group of USX Corporation (USS) formed Olympic Laser Processing (OLP), a joint venture to process laser welded sheet steel blanks for the automotive industry. OLP is owned 50% by each of the companies. OLP constructed a facility in Michigan equipped with two automated laser-welding lines, which are both in production. An additional manual-feed line was added in 2000 and a second manual feed line is expected to become operational during the second half of 2001. OLP start-up costs have been expensed as incurred. The Company and USS each contributed $2,000 in cash to OLP upon formation and each guarantees, on a several basis, 50% of OLP's outstanding debt under its $20,000 bank loan agreement. During 2000, the Company and USS each contributed $500 in cash to OLP. Subsequent to year-end, the Company and USS each contributed an additional $500 in cash to OLP. OLP bank debt outstanding at December 31, 2000 totaled $19,854.

     In 1997, the Company, Michael J. Guthrie and Carlton L. Guthrie (the Guthries) formed Trumark Steel & Processing, LLC (TSP), a joint venture to support the flat-rolled steel requirements of the automotive industry as a Minority Business Enterprise (MBE). The Company made a $147 cash contribution to TSP for its 49% ownership interest in the venture. In December 1998, and February 2000, additional contributions of $98 and $147, respectively, were made by Olympic. TSP start-up costs have been expensed as incurred. The Company and the Guthries severally guarantee outstanding debt under TSP's credit facility in proportion to each member's ownership interest. TSP bank debt outstanding at December 31, 2000 totaled $3,043.

     In December 1998, the Company wrote-off its investment in Olympic Continental Resources LLC (OCR), which was a broker of scrap metal and alternate iron products, and during the third quarter of 1999, Olympic announced the dissolution of OCR. Olympic, as guarantor of OCR's bank debt, made a payment to extinguish all $4,700 of OCR outstanding bank debt, and simultaneously assumed all remaining OCR receivables, inventory, and accounts payable, which were then included in the consolidated financial statements of the Company.

5.  ACCOUNTS RECEIVABLE:

     Since 1995, the Company has operated under an agreement to sell, on a revolving basis, through its wholly-owned subsidiary Olympic Steel Receivables LLC (OSRI), an undivided interest in a designated pool of its trade accounts receivable. Accounts receivable which are ineligible for sale under the agreement remain on the Company's consolidated balance sheets at fair value after considering allowances for projected credit losses. The maximum amount of receivables available for sale under the agreement, which expires December 19, 2002, is $70,000. The Company, as agent for the purchaser of the receivables, retains collection and administrative responsibilities for the participating interests sold. As collections reduce the receivables included in the pool, the Company may sell additional undivided interests in new receivables up to the $70,000 limit. The amount of receivables sold by the Company typically will change monthly depending upon the level of defined eligible receivables available for sale at each month end settlement date. Net payments made to OSRI by the Company for the monthly receivable settlements totaled $4,000 in 2000.

     As of December 31, 2000 and 1999, $48,000 and $52,000, respectively, of receivables were sold and reflected as a reduction of accounts receivable in the accompanying consolidated balance sheets. The average receivable pool sold totaled $52,066 in 2000, compared to $52,581 in 1999. Costs of the program, which primarily consist of the purchaser's financing cost of issuing commercial paper backed by the receivables, totaled $3,724 in 2000, $3,119 in 1999, and $3,773 in 1998, and have been classified as Receivable Securitization Expense in the accompanying consolidated statements of income. The program costs are based on commercial paper rates plus 65 basis points. The average program costs for 2000, 1999 and 1998 were 7.0%, 5.9%, and 6.2%, respectively.

     The Company anticipates terminating the securitization agreement during the second quarter of 2001 in connection with the refinancing of its credit agreement, as further described in Footnote 8.

     Accounts receivable are presented net of allowances for doubtful accounts of $2,375 and $1,031 as of December 31, 2000 and 1999, respectively. Bad debt expense totaled $2,355 in 2000, $911 in 1999, and $98 in 1998.

6.  ASSETS HELD FOR SALE:

     During the fourth quarter of 2000, the Company decided to dispose of certain underutilized equipment and to consolidate its Chicago operations in its existing Schaumburg, Illinois facility and close its Elk Grove Village facility. The Company recorded an asset impairment charge in 2000 of $1,178 to reflect the assets held for sale at their estimated realizable values. The Company will use the proceeds from the sale of these assets to reduce long-term debt.

7.  PROPERTY AND EQUIPMENT:

     Property and equipment consists of the following:

                                                            DECEMBER 31,
                                                        --------------------
                                                          2000        1999
                                                        --------    --------
Land and improvements.................................  $  9,914    $ 10,256
Buildings and improvements............................    56,371      57,056
Machinery and equipment...............................    80,592      76,475
Furniture and fixtures................................     4,846       4,799
Computer equipment....................................     6,679       6,149
Vehicles..............................................       198         198
Construction in progress..............................       243       1,916
                                                        --------    --------
                                                         158,843     156,849
Less accumulated depreciation.........................   (41,270)    (32,645)
                                                        --------    --------
  Net property and equipment..........................  $117,573    $124,204
                                                        ========    ========

8.  REVOLVING CREDIT AGREEMENT:

     The Company's bank credit agreement (the Credit Facility) currently consists of a secured $68,000 revolving credit component, a $21,000 term loan component for the Iowa temper mill and plate processing facility (the Iowa Term
Loan), letter of credit commitments totaling $5,069 as of December 31, 2000, and a $71,400 liquidity facility related to the Company's accounts receivable securitization agreement. The respective assets financed provide collateral for the Iowa Term Loan and the letters of credit, and inventory and unencumbered real estate and equipment provide security for the revolver. The Credit Facility's maturity date is June 30, 2002. Each year, the Company may request to extend the maturity date one year with the approval of the bank group. The commitment for the liquidity facility is renewable annually each May 31 for a one-year period.

     The Company has the option to borrow based on the agent bank's base rate or London Interbank Offered Rates (LIBOR) plus a premium (the Premium). The Premium is determined every three months based on the Company's operating performance and leverage ratio. During 2000, the Premium averaged 2.05%, compared to 1.50% in 1999. The effective interest rate for revolving credit borrowings amounted to 9.0% in 2000, 7.7% in 1999, and 7.2% in 1998. Interest on the base rate option is payable quarterly in arrears while interest on the LIBOR option is payable at the end of the LIBOR interest period, which ranges from one to six months. The agreement also includes a commitment fee of .25% of the unused portion of the revolver, payable quarterly in arrears. The Company's Premium increased to 3.0% commencing January 1, 2001.

     The Company obtained waivers for non-compliance with its minimum net worth and interest coverage covenants through March 31, 2001. In February 2001, the Company signed a proposal with an affiliate of its current agent bank to replace its existing Credit Facility and accounts receivable securitization program with a secured 3-year $125 million facility. The Company expects to complete the refinancing in the second quarter, subject to customary conditions, due diligence, and the execution of definitive documentation.

     The revolving credit agreement balance includes $5,316 and $6,311 of checks issued that have not cleared the bank as of December 31, 2000 and 1999, respectively.

9.  TERM LOANS:

     The Company entered into a $12,000 loan agreement with a domestic bank to finance the 1997 acquisition and subsequent expansion of its Georgia operation (the Southeastern Term Loan). The loan is secured by the real estate and equipment financed, and is repayable in quarterly installments that commenced September 1, 1997. Interest is charged at LIBOR plus the same Premium associated with the Company's Credit Facility.

     In 1993, the Company completed a $10,000 refinancing of certain of its real estate in Minnesota, Connecticut, Illinois, and Ohio in the form of taxable rate notes. The term of the notes is 15 years with annual principal payments of $700 for the first 10 years and $600 for years 11 through 15. The notes are backed by a bank letter of credit, expiring June 15, 2001, and are secured by mortgages on the real estate financed. The interest rate changes each week based on the taxable rate note market.

     The $21,000 Iowa Term Loan requires annual principal repayments of 10% of the amount borrowed, which commenced May 30, 1999. Interest is charged at LIBOR plus the same Premium associated with the Company's Credit Facility.

     The long-term portion of term loans at December 31, 2000 and 1999, consisted of the following:

                                          EFFECTIVE INTEREST
              DESCRIPTION                  RATE AT 12/31/00      2000       1999
              -----------                 ------------------    -------    -------
Iowa Term Loan..........................         8.9%           $14,700    $16,800
Southeastern Term Loan..................         8.2%             5,346      7,025
Taxable rate notes......................         6.7%             4,400      5,100
Other...................................         4.0%               142        151
                                                                -------    -------
                                                                $24,588    $29,076
                                                                =======    =======

10.  INDUSTRIAL REVENUE BONDS:

     In April 1999, the Company entered into a $6,000, 5.1% fixed rate tax-exempt industrial development bond agreement to finance the construction and equipping of its $7,000, 87,000 square foot plate processing and machining facility in Chambersburg, Pennsylvania. Proceeds from the bonds were deposited into an escrow account and were invested in commercial paper funds until withdrawn for reimbursement. The loan agreement includes a 15-year, $3,100 real estate component, and a 10-year, $2,900 million equipment component. Quarterly repayments commenced October 1, 1999. The Chambersburg land, building and equipment secure the outstanding debt.

     The long-term portion of industrial revenue bonds at December 31, 2000 and 1999, consisted of the following:

                                           EFFECTIVE INTEREST
          DESCRIPTION OF BONDS              RATE AT 12/31/00      2000      1999
          --------------------             ------------------    ------    -------
$6,000 fixed rate bonds due 1999 through
  2014...................................         5.1%           $5,173    $ 5,472
$6,000 variable rate bonds due 1995
  through 2004...........................         5.1%            1,800      2,400
$4,800 variable rate bonds due 1992
  through 2004...........................         5.1%            1,300      1,650
$2,660 variable rate bonds due 1992
  through 2004...........................         5.1%              665        875
                                                                 ------    -------
                                                                 $8,938    $10,397
                                                                 ======    =======

     The bonds due in 2004 are all backed by standby letters of credit, expiring June 30, 2002 with the revolving credit bank group, and are secured by a first lien on certain land, buildings and equipment.

11.  SCHEDULED DEBT MATURITIES, INTEREST, DEBT CARRYING VALUES AND COVENANTS:

     Scheduled maturities of all long-term debt for the years succeeding December 31, 2000 are $6,061 in 2001, $6,082 in 2002, $6,103 in 2003, $5,712 in
2004, $3,541 in 2005, and $12,088 thereafter. The overall effective interest rate for all debt amounted to 8.3% in 2000 and 6.9% in both 1999 and 1998. Interest paid totaled $6,293, $4,712, and $5,124, for the years ended December 31, 2000, 1999, and 1998, respectively. Amounts paid relative to the accounts receivable securitization program totaled $3,805 in 2000, $3,159 in 1999, and $3,858 in 1998. Interest of $149 and $1,082 was capitalized in 1999 and 1998, respectively, in connection with constructing and equipping facilities.

     Management believes the carrying values of its long-term debt approximate their fair values, as each of the Company's variable rate debt arrangements bear interest at rates that fluctuate based on a bank's base rate, LIBOR, the short-term tax exempt revenue bond index or taxable rate note market.

     Under its debt agreements, the Company is subject to certain covenants such as minimum net worth, interest coverages, and capital expenditure limitations. The Company obtained waivers for non-compliance with its minimum net worth and interest coverage covenants through March 31, 2001.

12.  INCOME TAXES:

     The components of the Company's net current and deferred tax asset or liability at December 31 are as follows:

                    ASSET/(LIABILITY)                        2000      1999
                    -----------------                       ------    -------
Refundable income taxes...................................  $1,806    $ 5,211

Current deferred income taxes:
  Inventory...............................................     413        847
  Tax credit and net operating loss carryforward..........   1,850         --
  Other temporary items...................................     595       (885)
                                                            ------    -------
     Total current deferred income taxes..................   2,858        (38)
                                                            ------    -------
Refundable and current deferred income taxes..............   4,664      5,173
                                                            ------    -------
Long-term deferred income taxes:
  Goodwill................................................     895      1,383
  Tax credit and net operating loss carryforward..........   5,187        896
  Tax in excess of book depreciation......................  (9,599)    (8,066)
  Other temporary items...................................  (1,051)      (745)
                                                            ------    -------
     Total long-term deferred income taxes................  (4,568)    (6,532)
                                                            ------    -------
     Total income tax asset (liability)...................  $   96    $(1,359)
                                                            ======    =======

     The following table reconciles the U.S. federal statutory rate to the Company's effective tax rate:

                                                         2000    1999    1998
                                                         ----    ----    ----
U.S. federal statutory rate............................  34.0%   35.0%   35.0%
State and local taxes, net of federal benefit..........   2.0     2.0     2.0
Asset impairment / valuation reserve...................  (4.5)     --    (5.5)
All other, net.........................................   1.0     1.5     1.0
                                                         ----    ----    ----
Effective income tax rate..............................  32.5%   38.5%   32.5%
                                                         ====    ====    ====

     The tax provision includes a current provision (benefit) of ($1,706), $252, and $1,255, and a deferred expense or (benefit) of ($2,492), $1,725, and ($5,314), in 2000, 1999, and 1998, respectively. Income taxes paid in 2000, 1999, and 1998, totaled $94, $315, and $3,202, respectively. The Company has net operating loss carryforwards of $13,862 expiring in the year ended December 31, 2020.

13.  RETIREMENT PLANS:

     The Company has several retirement plans consisting of a profit-sharing plan and a 401(k) plan covering all non-union employees, and two separate 401(k) plans covering all union employees.

     Company contributions for the non-union profit-sharing plan are in discretionary amounts as determined annually by the Board of Directors. Company contributions were 2% in 2000, 3% in 1999, and 4% in 1998, of each eligible employee's W-2 earnings. The non-union 401(k) retirement plan allows eligible employees to contribute up to 10% of their W-2 earnings. The Company contribution is determined annually by the Board of Directors and is based on a percentage of eligible employees' contributions. For each of the last three years, the Company matched one half of each eligible employee's contribution.

     Company contributions for each of the last three years for the union plans were 3% of eligible W-2 wages plus one half of the first 4% of each employee's contribution.

     Retirement plan expense amounted to $1,759, $1,841, and $2,346 for the years ended December 31, 2000, 1999, and 1998, respectively.

14.  STOCK OPTIONS:

     In January 1994, the Stock Option Plan (Option Plan) was adopted by the Board of Directors and approved by the shareholders of the Company. Pursuant to the provisions of the Option Plan, key employees of the Company, non-employee directors and consultants may be offered the opportunity to acquire shares of Common Stock by the grant of stock options, including both incentive stock options (ISOs) and nonqualified stock options. ISOs are not available to non-employee directors or consultants. A total of 950,000 shares of Common Stock are reserved under the Option Plan. The purchase price of a share of Common Stock pursuant to an ISO will not be less than the fair market value of a share of Common Stock at the grant date. Options vest over three or five years at rates of 33.3% and 20% per year, respectively, commencing on the first anniversary of the grant date, and all expire 10 years after the grant date. The Option Plan will terminate on January 5, 2004. Termination of the Option Plan will not affect outstanding options.

     During 2000, additional non-qualified options to purchase 171,500 shares of Common Stock were issued to the Company's outside directors, executive officers and senior managers at an option price of $4.84. During 1999, 194,333 shares of Common Stock were issued at option prices ranging from $7.18 to $8.75. No options were issued in 1998. Since adoption of the Option Plan, options to purchase 8,000 shares have been exercised. As of December 31, 2000, options to purchase 441,833 shares were outstanding, of which 152,011 were exercisable at prices ranging from $8.75 to $15.50 per share.

     During the first quarter of 2001, 350,000 additional shares were granted under the Option Plan to the Company's President and COO, and a senior manager of the Company at prices ranging from $1.97 to $2.38.

     In 1996, the Company adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." The Black-Scholes option-pricing model was used to determine that the pro forma impact of compensation expense from options granted was immaterial for all years presented.

15.  COMMITMENTS AND CONTINGENCIES:

     The Company leases certain warehouses, sales offices and processing equipment under long-term lease agreements. All leases are classified as operating and expire at various dates through 2010. In some cases the leases include options to extend. Rent expense was $1,448, $1,600, and $2,278 for the years ended December 31, 2000, 1999, and 1998, respectively.

     Future minimum lease payments as of December 31, 2000 are as follows:

2001........................................................  $1,265
2002........................................................   1,205
2003........................................................     862
2004........................................................     792
2005........................................................     199
Thereafter..................................................     879
                                                              ------
                                                              $5,202
                                                              ======

     The Company is a defendant in various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the outcome of the proceedings to which the Company is currently a party will not have a material adverse effect upon its operations or financial position.

16.  RELATED PARTY TRANSACTIONS:

     Related entities handled a portion of the freight activity for the Company's Cleveland operation. Payments to these entities totaled $1,563, $1,319, and $2,383 for the years ended December 31, 2000, 1999, and 1998, respectively. There is no common ownership or management of these entities with the Company. Another related entity owns one of the Cleveland warehouses and leases it to the Company at an annual rental of $195. The lease was renewed in June 2000 for a 10-year term with one remaining renewal option for an additional 10 years.

     David A. Wolfort, President and COO purchased 300,000 shares of the Company's Common Stock from treasury on February 22, 2001. The shares were purchased pursuant to a 5-year note payable to the Company due and payable on or before January 1, 2006. The principal balance of $675 accrues interest at 5.07% per annum, and is secured by a pledge of the underlying shares until the note is paid in full.

17.  SHAREHOLDER RIGHTS PLAN:

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

                      SUPPLEMENTARY FINANCIAL INFORMATION
                   UNAUDITED QUARTERLY RESULTS OF OPERATIONS
                    (in thousands, except per share amounts)

               2000                    1ST         2ND         3RD        4TH(b)       YEAR
               ----                  --------    --------    --------    --------    --------
Net sales..........................  $144,687    $138,962    $122,548    $114,162    $520,359
Gross margin.......................    33,609      30,157      23,469      21,500     108,735
Operating income (loss)............     4,987       3,216      (2,691)     (7,024)     (1,512)
Income (loss) before taxes.........     2,382         263      (5,717)     (9,847)    (12,919)
Net income (loss)..................  $  1,477    $    163    $ (3,545)   $ (6,816)   $ (8,721)
  Net income (loss) per share......  $   0.15    $   0.02    $  (0.37)   $  (0.73)   $  (0.90)
  Weighted average shares
     outstanding...................    10,034       9,836       9,505       9,331       9,677
Market price of common stock: (a)
  High.............................  $   5.13    $   5.00    $   4.06    $   2.81    $   5.13
  Low..............................      3.88        3.50        2.50        1.88        1.88

               1999                    1ST         2ND         3RD         4TH         YEAR
               ----                  --------    --------    --------    --------    --------
Net sales..........................  $129,392    $133,802    $125,388    $137,203    $525,785
Gross margin.......................    30,361      32,804      30,825      30,767     124,757
Operating income...................     3,926       5,293       3,392         991      13,602
Income (loss) before taxes.........     2,102       3,425       1,314      (1,705)      5,136
Net income (loss)..................  $  1,293    $  2,106    $    808    $ (1,048)   $  3,159
  Net income (loss) per share......  $   0.12    $   0.20    $   0.08    $  (0.10)   $   0.30
  Weighted average shares
     outstanding...................    10,692      10,565      10,381      10,199      10,452
Market price of common stock: (a)
  High.............................  $   8.38    $   8.88    $   7.00    $   6.22    $   8.88
  Low..............................      5.06        6.50        5.63        4.38        4.38

---------------
(a) Represents high and low closing quotations as reported by NASDAQ.

(b) Includes an asset impairment charge of $1,178.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required by Item 10 as to the Directors of the Registrant will be incorporated herein by reference to the information set forth under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's definitive proxy statement for its April 30, 2001 Annual Meeting of Shareholders.

ITEM 11.  EXECUTIVE COMPENSATION

     Information required by Item 11 will be incorporated herein by reference to the information set forth under the caption "Executive Officers' Compensation" in the Registrant's definitive proxy statement for its April 30, 2001 Annual Meeting of Shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by Item 12 will be incorporated herein by reference to the information set forth under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the Registrant's definitive proxy statement for its April 30, 2001 Annual Meeting of Shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by Item 13 will be incorporated herein by reference to the information set forth under the caption "Related Transactions" in the Registrant's definitive proxy statement for its April 30, 2001 Annual Meeting of Shareholders.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

    (a)(1) THE FOLLOWING FINANCIAL STATEMENTS ARE INCLUDED IN PART II, ITEM 8:

    Report of Independent Public Accountants

    Consolidated Statements of Income for the Years Ended December 31, 2000, 1999, and 1998

    Consolidated Balance Sheets as of December 31, 2000 and 1999

    Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999, and 1998

    Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2000, 1999, and 1998

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

    (b) REPORTS ON FORM 8-K. No reports were filed on Form 8-K during the fourth quarter of 2000.

                              OLYMPIC STEEL, INC.

                               INDEX TO EXHIBITS

                                                                             SEQUENTIAL
    EXHIBIT                      DESCRIPTION OF DOCUMENT                      PAGE NO.
    -------                      -----------------------                     ----------
     3.1(i)    Amended and Restated Articles of Incorporation                     (a)
     3.1(ii)   Amended and Restated Code of Regulations                           (a)
     4.1       Credit Agreement dated October 4, 1996 by and among the            (b)
               Registrant, three banks and National City Bank, Agent
     4.2       First Amendment to Credit Agreement dated January 24, 1997         (c)
               by and among the Registrant, three banks and National City
               Bank, Agent
     4.3       Second Amendment to Credit Agreement, dated May 30, 1997           (d)
     4.4       Third Amendment to Credit Agreement, dated July 14, 1997           (d)
     4.5       Fourth Amendment to Credit Agreement, dated December 8, 1998       (e)
     4.6       Fifth Amendment to Credit Agreement, dated March 10, 1999          (e)
     4.7       Sixth Amendment to Credit Agreement, dated January 15, 2000        (f)
     4.8       Receivables Purchase Agreement dated December 19, 1995 among       (g)
               the Registrant, Olympic Steel Receivables LLC, Olympic Steel
               Receivables, Inc. and Clipper Receivables Corporation as
               Purchaser
     4.9       Second Amendment to Receivables Purchase Agreement, dated          (d)
               July 14, 1997
               Information concerning certain of the Registrant's other
               long-term debt is set forth in Notes 8 through 11 of Notes to Consolidated Financial Statements. The Registrant hereby agrees to furnish copies of such instruments to the
               Commission upon request.
     4.10      Rights Agreement (Including Form of Certificate of Adoption        (h)
               of Amendment to Amended Articles of Incorporation as Exhibit
               A thereto, together with a Summary of Rights to Purchase
               Preferred Stock)
    10.1       Olympic Steel, Inc. Stock Option Plan                              (a)
    10.2       Lease, dated as of July 1, 1980, as amended, between S.M.S.        (a)
               Realty Co., a lessor, and the Registrant, as lessee,
               relating to one of the Cleveland facilities
    10.4       Lease, dated as of November 30, 1987, as amended, between          (a)
               Tinicum Properties Associates L.P., as lessor, and the
               Registrant, as lessee, relating to Registrant's Lester,
               Pennsylvania facility
    10.5       Operating Agreement of Trumark Steel & Processing, LLC,            (i)
               dated December 12, 1997, by and among Michael J. Guthrie,
               Carlton L. Guthrie and Oly Steel Welding, Inc.
    10.6       Carrier Contract Agreement for Transportation Services,            (e)
               dated August 1, 1998, between Lincoln Trucking Company and the Registrant
    10.7       Operating Agreement of OLP, LLC, dated April 4, 1997, by and       (j)
               between the U.S. Steel Group of USX Corporation and Oly
               Steel Welding, Inc.
    10.8       Form of Management Retention Agreement for Senior Executive        (k)
               Officers of the Company
    10.9       Form of Management Retention Agreement for Other Officers of       (k)
               the Company
    10.10      David A. Wolfort Employment Agreement dated January 1, 2001     39-52
    10.11      Promissory Note and Stock Pledge Agreement between Olympic      53-59
               Steel, Inc., and David A. Wolfort.
    21         List of Subsidiaries                                               60

                                                                             SEQUENTIAL
    EXHIBIT                      DESCRIPTION OF DOCUMENT                      PAGE NO.
    -------                      -----------------------                     ----------
    23         Consent of Independent Public Accountants                          61
    24         Directors and Officers Powers of Attorney                          62

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

(f) Incorporated by reference to an Exhibit included in Registrant's Form 10-K filed with the Commission on March 20, 2000.

(g) Incorporated by reference to an Exhibit included in Registrant's Form 10-K filed with the Commission on March 29, 1996.

(h) Incorporated by reference to an Exhibit included in Registrant's Form 8-K filed with the Commission on February 15, 2000.

(i) Incorporated by reference to an Exhibit included in Registrant's Form 10-K filed with the Commission on March 9, 1998.

(j) Incorporated by reference to an Exhibit included in Registrant's Form 10-Q filed with the Commission on May 2, 1997.

(k) Incorporated by reference to an Exhibit included in Registrant's Form 10-Q filed with the Commission on August 3, 2000.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                            OLYMPIC STEEL, INC.

March 28, 2001                              By: /s/ RICHARD T. MARABITO
                                              ----------------------------------
                                              Richard T. Marabito,
                                              Chief Financial Officer and
                                                Treasurer

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS IN THE CAPACITIES INDICATED AND ON THE 28TH DAY OF MARCH, 2001.

/s/ MICHAEL D. SIEGAL *                                     March 28, 2001
-----------------------------------------------------
Michael D. Siegal
Chairman of the Board
and Chief Executive Officer

/s/ DAVID A. WOLFORT *                                      March 28, 2001
-----------------------------------------------------
David A. Wolfort
President, Chief Operating Officer
and Director

/s/ RICHARD T. MARABITO *                                   March 28, 2001
-----------------------------------------------------
Richard T. Marabito
Chief Financial Officer and Treasurer
(Principal Accounting Officer)

/s/ SUREN A. HOVSEPIAN *                                    March 28, 2001
-----------------------------------------------------
Suren A. Hovsepian
Business Consultant and Director

/s/ MARTIN H. ELRAD *                                       March 28, 2001
-----------------------------------------------------
Martin H. Elrad, Director

/s/ THOMAS M. FORMAN *                                      March 28, 2001
-----------------------------------------------------
Thomas M. Forman, Director

/s/ WILLIAM E. MACDONALD III *                              March 28, 2001
-----------------------------------------------------
William E. MacDonald III, Director

* The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to the Powers of Attorney executed by the above-named officers and Directors of the Company and filed with the Securities and Exchange Commission on behalf of such officers and Directors.

By: /s/ RICHARD T. MARABITO                                 March 28, 2001
-----------------------------------------------------
    Richard T. Marabito, Attorney-in-Fact