Form 10-Q
period 2001-03-31
OLYMPIC STEEL INC
filed 2001-05-15
CIK 917470

===============================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

( X )    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 2001
                                                 --------------

(   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-23320

                               OLYMPIC STEEL, INC.
             (Exact name of registrant as specified in its charter)

                    OHIO                             34-1245650
           ---------------------                  -----------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                  Identification Number)

           5096 RICHMOND ROAD, BEDFORD HEIGHTS, OHIO          44146
           -----------------------------------------        ---------
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

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

                        CLASS                   OUTSTANDING AS OF MAY 15, 2001
           -------------------------------      ------------------------------
           Common stock, without par value                 9,631,100


===============================================================================

                                    1 of 16

                               OLYMPIC STEEL, INC.
                               INDEX TO FORM 10-Q

                                                                       PAGE NO.
                                                                      ---------

PART I.     FINANCIAL INFORMATION

   ITEM 1.  FINANCIAL STATEMENTS

            Consolidated Balance Sheets - March 31, 2001 and                3
              December 31, 2000

            Consolidated Statements of Income - for the three
              months ended March 31, 2001 and 2000                          4

            Consolidated Statements of Cash Flows - for the three
              months ended March 31, 2001 and 2000                          5

            Notes to Consolidated Financial Statements                    6-8

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                           9-13

   ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET            14
           RISK

PART II.   OTHER INFORMATION

   ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS                       15

   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                15


SIGNATURES                                                                 16


                                    2 of 16

PART I.  FINANCIAL INFORMATION

                               OLYMPIC STEEL, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                     MARCH 31,       DECEMBER 31,
                                                                       2001              2000
                                                                  ----------------  ----------------
                                                                    (unaudited)        (audited)

                  ASSETS

Cash                                                                     $    411          $  1,449
Accounts receivable                                                        11,865             5,260
Inventories                                                                84,419            89,404
Prepaid expenses and other                                                  6,811             5,911
Assets held for sale                                                        1,798             1,813
                                                                  ----------------  ----------------
   Total current assets                                                   105,304           103,837
                                                                  ----------------  ----------------
Property and equipment, at cost                                           159,708           158,843
Accumulated depreciation                                                  (43,517)          (41,270)
                                                                  ----------------  ----------------
   Net property and equipment                                             116,191           117,573
                                                                  ----------------  ----------------
Goodwill, net                                                               3,493             3,519
                                                                  ----------------  ----------------
   Total assets                                                          $224,988          $224,929
                                                                  ================  ================

                 LIABILITIES

Current portion of long-term debt                                        $  6,063          $  6,061
Accounts payable                                                           21,019            18,398
Accrued payroll                                                             3,341             3,103
Other accrued liabilities                                                   5,450             5,110
                                                                  ----------------  ----------------
   Total current liabilities                                               35,873            32,672
                                                                  ----------------  ----------------
Revolving credit agreement                                                 26,750            28,422
Term loans                                                                 24,162            24,588
Industrial revenue bonds                                                    8,699             8,938
                                                                  ----------------  ----------------
   Total long-term debt                                                    59,611            61,948
                                                                  ----------------  ----------------
Deferred income taxes                                                       5,052             4,568
Accumulated equity losses in joint ventures                                   543               821
                                                                  ----------------  ----------------
   Total liabilities                                                      101,079           100,009
                                                                  ----------------  ----------------

                     SHAREHOLDERS' EQUITY

Preferred stock                                                                 -                 -
Common stock                                                               99,733            99,058
Officer note receivable                                                      (675)                -
Retained earnings                                                          24,851            25,862
                                                                  ----------------  ----------------
   Total shareholders' equity                                             123,909           124,920
                                                                  ----------------  ----------------
   Total liabilities and shareholders' equity                            $224,988          $224,929
                                                                  ================  ================

      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE BALANCE SHEETS.


                                    3 of 16

                               OLYMPIC STEEL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      FOR THE THREE MONTHS ENDED MARCH 31,

                (IN THOUSANDS, EXCEPT PER SHARE AND TONNAGE DATA)

                                                                       2001              2000
                                                                  ----------------  ----------------

                                                                             (unaudited)
Tons sold

   Direct                                                                 254,796           289,323
   Toll                                                                    33,715            50,675
                                                                  ----------------  ----------------
                                                                          288,511           339,998
                                                                  ----------------  ----------------

Net sales                                                                $117,120          $144,687
Cost of sales                                                              90,676           111,078
                                                                  ----------------  ----------------
   Gross margin                                                            26,444            33,609

Operating expenses

   Warehouse and processing                                                 8,128             8,469
   Administrative and general                                               6,742             7,757
   Distribution                                                             4,000             5,485
   Selling                                                                  3,286             3,357
   Occupancy                                                                1,500             1,286
   Depreciation and amortization                                            2,315             2,268
                                                                  ----------------  ----------------
      Total operating expenses                                             25,971            28,622
                                                                  ----------------  ----------------
      Operating income                                                        473             4,987
Loss from joint ventures                                                     (223)             (172)
                                                                  ----------------  ----------------
   Income before financing costs and taxes                                    250             4,815
Interest expense                                                            1,200             1,586
Receivable securitization expense                                             694               847
                                                                  ----------------  ----------------
   Income (loss) before taxes                                              (1,644)            2,382
Income taxes                                                                 (633)              905
                                                                  ----------------  ----------------
      Net income (loss)                                                  $ (1,011)         $  1,477
                                                                  ================  ================
      Basic and diluted net income (loss) per share                      $  (0.11)         $   0.15
                                                                  ================  ================
      Weighted average shares outstanding                                   9,460            10,034
                                                                  ================  ================



        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                    4 of 16

                               OLYMPIC STEEL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31,

                                 (IN THOUSANDS)

                                                                             2001               2000
                                                                        ----------------   ---------------

                                                                                    (unaudited)

Cash flows from operating activities:

   Net income (loss)                                                           $ (1,011)          $ 1,477
   Adjustments to reconcile net income (loss) to net
      cash from (used for) operating activities-
         Depreciation and amortization                                            2,315             2,268
         Loss from joint ventures                                                   223               172
         Long-term deferred income taxes                                            484               633
                                                                        ----------------   ---------------
                                                                                  2,011             4,550
Changes in working capital:
   Accounts receivable                                                           (6,605)           (8,011)
   Inventories                                                                    4,985            (3,785)
   Prepaid expenses and other                                                      (900)            1,026
   Assets held for sale                                                              15                 -
   Accounts payable                                                               2,621             5,829
   Accrued payroll and other accrued liabilities                                    578               309
                                                                        ----------------   ---------------
                                                                                    694            (4,632)
                                                                        ----------------   ---------------
      Net cash from (used for) operating activities                               2,705               (82)
                                                                        ----------------   ---------------
Cash flows from investing activities:
   Capital expenditures, net                                                       (908)           (1,084)
   Investment in joint venture                                                     (500)             (147)
                                                                        ----------------   ---------------
      Net cash used for investing activities                                     (1,408)           (1,231)
                                                                        ----------------   ---------------
Cash flows from financing activities:
   Revolving credit agreement                                                    (1,672)            1,979
   Repayments of term loans and IRB's                                              (663)             (424)
   Repurchase of common stock                                                         -              (600)
   Unexpended IRB funds                                                               -               110
                                                                        ----------------   ---------------
      Net cash from (used for) financing activities                              (2,335)            1,065
                                                                        ----------------   ---------------
Cash:
   Net decrease                                                                  (1,038)             (248)
   Beginning balance                                                              1,449             1,433
                                                                        ----------------   ---------------
   Ending balance                                                              $    411           $ 1,185
                                                                        ================   ===============


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                    5 of 16

                               OLYMPIC STEEL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
           (dollars in thousands, except share and per share amounts)


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

(1)  SHARES OUTSTANDING AND EARNINGS PER SHARE:

In July 2000, the Company's Board of Directors authorized a one-year program to purchase up to 1 million shares of Olympic Common Stock. During the third quarter of 2000, the Company purchased 360,900 shares. Repurchased shares are held in treasury and are available for general corporate purposes. The Company does not anticipate purchasing additional shares before the program expires in July 2001.

Earnings per share have been calculated based on the weighted average number of shares outstanding. Basic and diluted earnings per share are the same, as the effect of outstanding stock options is not dilutive.

(2)  ACCOUNTS RECEIVABLE:

As of March 31, 2001, and December 31, 2000, $44,000 and $48,000, respectively, of receivables were sold under the Company's accounts receivable securitization program. Receivables sold are reflected as a reduction of accounts receivable in the accompanying consolidated balance sheets. The Company anticipates terminating the securitization agreement at the end of the second quarter of 2001 in connection with the refinancing of its credit agreement, as further described in Footnote 3.



                                    6 of 16

(3)  LONG -TERM DEBT:

The Company's bank credit agreement (the Credit Facility) currently consists of a secured $68,000 revolving credit component, a $21,000 term loan component for the Iowa temper mill and plate processing facility, letter of credit commitments totaling $5,069, and a $71,400 liquidity facility related to the Company's accounts receivable securitization agreement. The banks' commitment for the liquidity facility was extended to July 31, 2001.

Interest rates under the Company's various credit agreements are generally based on LIBOR plus a premium (the Premium) determined quarterly, which varies with the Company's operating performance and financial leverage. The Premium has been 3.0% since January 1, 2001. The overall effective interest rate for all debt for the quarters ended March 31, 2001 and 2000 was 8.8% and 7.9%, respectively.

Under its debt agreements, the Company is subject to certain covenants such as minimum net worth, interest coverages, and capital expenditure limitations. The Company obtained waivers for non-compliance with its minimum net worth and interest coverage covenants through March 31, 2001. In February 2001, the Company signed a proposal with an affiliate of its current agent bank to replace its existing Credit Facility and accounts receivable securitization program with a secured 3-year $135,000 facility. The Company expects to complete the refinancing by the end of the second quarter, subject to customary conditions, due diligence, and the execution of definitive documentation.

Included in the revolving credit balances on the accompanying consolidated balance sheets are $7,384 and $5,316 of checks issued that have not cleared the bank as of March 31, 2001, and December 31, 2000, respectively.

(4)  STOCK OPTIONS:

During the first quarter of 2001, non-qualified stock options to purchase 350,000 shares of the Company's Common Stock were granted under the Stock Option Plan to the Company's President and COO, and to a senior manager of the Company at option prices ranging from $1.97 to $2.38. On April 30, 2001, 152,000 additional non-qualified stock options were issued to the Company's outside directors, executive officers and senior managers at an option price of $2.63, the average market value of a share of common stock at the grant date. After issuance of the new grants, options to purchase 895,833 shares were outstanding, of which 236,422 were exercisable

                                    7 of 16
at prices ranging from $4.84 to $15.50 per share. A total of 950,000 shares are available for issuance under the Stock Option Plan.

(5)  JOINT VENTURES:

During the first quarter of 2001, the Company contributed $500 to its Olympic Laser Processing joint venture (OLP). In April 2001, an additional $250 was contributed to OLP, and $220 was contributed to the Company's Trumark Steel & Processing joint venture (TSP). The Company expects to continue to fund the working capital and capital expenditure requirements of OLP and TSP during the remainder of 2001.

(6)  SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid during the three months ended March 31, 2001 and 2000 totaled $1,219 and $1,460, respectively. Income taxes paid during the first three months of 2001 and 2000 totaled $31 and $27, respectively.

(7)  RELATED PARTY TRANSACTION:

David A. Wolfort, President and COO purchased 300,000 shares of the Company's Common Stock from treasury on February 22, 2001 at the then market price. The shares were purchased pursuant to a 5-year note due and payable to the Company on or before January 1, 2006. The principal balance of $675 accrues interest at 5.07% per annum, and is secured by a pledge of the underlying shares until the note is paid in full.


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

     The Company's two joint ventures include: Olympic Laser Processing (OLP), a company that processes laser welded sheet steel blanks for the automotive industry, and Trumark Steel & Processing (TSP), a Minority Business Enterprise
(MBE) company supporting the flat-rolled steel requirements of the automotive industry. The Company's 50% interest in OLP and 49% interest in TSP are accounted for under the equity method. The Company guarantees portions of outstanding debt under both of the joint venture companies' bank credit facilities. As of March 31, 2001, Olympic guaranteed 50% of OLP's $19.8 million and 49% of TSP's $2.7 million of outstanding debt on a several basis.

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

RESULTS OF OPERATIONS

     Tons sold decreased 15.1% to 289 thousand in the first quarter of 2001 from 340 thousand in the first quarter of 2000. Tons sold in the first quarter of 2001 included 255 thousand from direct sales and 34 thousand from toll processing, compared with 289 thousand direct tons and 51 thousand toll tons in the comparable period of last year. The decrease in direct and toll tons sold was attributable to continued depressed demand primarily in the automotive, transportation, and other service center sectors.

     Net sales decreased 19.1% to $117.1 million for the first quarter of 2001 from $144.7 million for 2000. Average selling prices decreased 4.6% due to depressed steel pricing from last year's first quarter.

     As a percentage of net sales, gross margin decreased to 22.6% for the first quarter of 2001 from 23.2% for 2000. The margin decline is the result of the sharp decrease in the market price for steel between periods, as well as a lower proportion of toll sales. First quarter 2001 gross margin improved 3.8 percentage points from the fourth quarter of 2000.

     Operating expenses in the first quarter of 2001 decreased 9.3% to $26.0 million from $28.6 million in the same period last year. The decrease was primarily attributable to lower distribution and administrative and general expense. Distribution expense declined $1.5 million primarily as a result of the decrease in tons sold. Administrative and general expense decreased $1.0 million from the first quarter of last year due to the cost reduction efforts of the Company and over $500 thousand of non-recurring consulting fees in the prior year period. As a percentage of net sales, operating expenses increased to 22.2% for the first quarter of 2001 from 19.8% for 2000. Operating expenses were negatively impacted in the first three months of 2001 by higher fuel and natural gas costs.

     Losses from joint ventures totaled $223 thousand in the first quarter of 2001, compared to $172 thousand in 2000.



                                    10 of 16

     Financing Costs in the first quarter of 2001 decreased to $1.9 million from $2.4 million in the first quarter of 2000. The decrease between years is attributable to a $24.1 million reduction in average borrowing levels and a $7.3 million reduction in average receivables sold under the receivable securitization program. The Company's effective bank borrowing rate increased to 8.8% in the 2001 period, from 7.9% for 2000. The Company's Premium has been 3.0% since January 1, 2001.

     Loss before taxes for the first quarter of 2001 totaled $1.6 million, compared to $2.4 million of income for 2000. An income tax benefit of approximately 38.5% was recorded in the first quarter of 2001, compared to an income tax provision of 38.0% in 2000.

     Net loss for the first quarter of 2001 totaled $1.0 million, or $.11 per share, compared to net income of $1.5 million, or $.15 per share for 2000. Average shares outstanding totaled 9.5 million in the first quarter of 2001 compared to 10.0 million in last year's first quarter.

     The Company expects the weakness in steel pricing and customer demand experienced during the first quarter to continue throughout the remainder of 2001.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal capital requirements are to fund its working capital requirements, upgrading its information technology and business system software, its investments in joint ventures, and historically its purchase and upgrading of processing equipment and services, the construction and upgrading of related facilities, and acquisitions. The Company uses cash generated from operations, its revolving credit facility, and proceeds from its accounts receivable securitization program to finance its working capital requirements. Historically, the Company has also used long-term debt obligations, equity offerings, and leasing transactions to fund its capital requirements.

     Net cash from operating activities represents primarily earnings before non-cash charges for depreciation, amortization and losses from joint ventures, as well as changes in working capital. During the first three months of 2001, $2.7 million of net cash was provided from operating activities, consisting of $2.0 million of cash generated from earnings before non-cash charges and $.7 million of cash generated from working capital components.

     Working capital at March 31, 2001 decreased by $1.7 million since December 31, 2000. The decrease is primarily attributable to a $5.0 million decrease in inventory and a $2.6 million increase in accounts payable, offset by a $6.6 million increase in accounts receivable.


                                    11 of 16

     As of March 31, 2001, and December 31, 2000, $44 million and $48 million, respectively, of eligible receivables were sold under the Company's accounts receivable securitization program. The amount of trade receivables sold by the Company typically changes monthly depending upon the level of defined eligible receivables available for sale at each month end.

     During the first three months of 2001, net cash used for investing activities totaled $1.4 million, consisting primarily of information technology spending and contributions to the Company's Olympic Laser Processing joint venture.

     During the first three months of 2001, net cash used for financing activities totaled $2.3 million and consisted of paydowns on the Company's revolving credit agreement and scheduled payments under its other existing long-term debt agreements.

     The Company's bank credit agreement (the Credit Facility) and its other long-term debt agreements contain certain financial covenants including minimum net worth, interest coverages, and capital expenditure limitations. The Company obtained waivers for non-compliance with its minimum net worth and interest coverage covenants through March 31, 2001. In February 2001, the Company signed a proposal with an affiliate of its current agent bank to replace its existing Credit Facility and accounts receivable securitization program with a secured 3-year, $135 million facility. The Company expects to complete the refinancing in the second quarter, subject to customary conditions, due diligence, and the execution of definitive documentation. The Company believes the new agreement, when executed, will provide the Company with sufficient availability to meet its anticipated working capital requirements and capital expenditure requirements over the next 12 months.

     As of March 31, 2001, approximately $67.3 million was available under the Company's revolving credit and accounts receivable securitization facilities. The Company believes that funds available under its existing financing facilities and its proposed new financing facility, together with funds generated from operations, will be sufficient to provide the Company with the liquidity necessary to fund its anticipated working capital requirements and capital expenditure requirements over the next 12 months. Capital requirements are subject to change as business conditions warrant and opportunities arise. In connection with its internal and external expansion strategies, the Company may from time to time seek additional funds to finance other new facilities and equipment, acquisitions and significant improvements to processing equipment to respond to customers' demands.



                                    12 of 16

FORWARD-LOOKING INFORMATION

     This document contains various forward-looking statements and information that are based on management's beliefs as well as assumptions made by and information currently available to management. When used in this document, the words "anticipate," "expect," "believe," "estimated," "project," "plan" and similar expressions are intended to identify forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks, uncertainties and assumptions including, but not limited to: general business and economic conditions; competitive factors such as the availability and pricing of steel and fluctuations in demand, specifically in the automotive, transportation, and other service centers markets served by the Company; work stoppages by the Company's, suppliers', or customers' personnel; potential equipment malfunction; equipment installation delays; the adequacy of information technology and business system software investment; the successes of its joint ventures; the successes of the Company's strategic initiatives to increase sales volumes, improve gross margins, quality, service, inventory turns and reduce its costs. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, expected, believed, estimated, projected or planned. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date hereof.


                                    13 of 16

QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company is exposed to the impact of interest rate changes and fluctuating steel prices. The Company has not entered into interest rate or steel commodity transactions for speculative purposes or otherwise.

     Inflation generally affects the Company by increasing the cost of personnel, transportation services, processing equipment, purchased steel, energy, and borrowings under the various credit agreements. In the first quarter of 2001, higher energy prices did have an adverse effect on the Company's distribution and occupancy expense. The increase in the Company's Premium from last year's first quarter adversely impacted the Company's Financing Costs during the first quarter of 2001. Additionally, when raw material prices decline, as has occurred since April 2000, customer demands for lower prices result in lower selling prices and, as the Company uses existing steel inventory, lower margins. Declining steel prices therefore have adversely affected the Company's net sales, gross margins and net income since the first quarter of 2000.

     Olympic's primary interest rate risk exposure results from floating rate debt. If interest rates were to increase 100 basis points (1.0%) from March 31, 2001 rates, and assuming no changes in debt from March 31, 2001 levels, the additional annual interest expense to the Company would be approximately $657 thousand. The Company currently does not hedge its exposure to floating interest rate risk.



                                    14 of 16

Part II.  OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds
                  David A. Wolfort, President and COO purchased 300,000 shares of the Company's Common Stock from treasury on February 22, 2001 at the then market price. The shares were purchased pursuant to a 5-year note payable to the Company due and payable on or before January 1, 2006. The principal balance of $675,000 accrues interest at 5.07% per year and is secured by a pledge of the acquired shares until the note is paid in full.

Item 6.    Exhibits and Reports on Form 8-K
                  None.






                                    15 of 16

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                             OLYMPIC STEEL, INC.
                                             (Registrant)


Date:    May 15, 2001                        By:  /s/ Michael D. Siegal
                                                 ---------------------------
                                             MICHAEL D. SIEGAL
                                             Chairman of the Board and Chief
                                             Executive Officer


                                             By:  /s/ Richard T. Marabito
                                                 --------------------------
                                             RICHARD T. MARABITO
                                             Chief Financial Officer and
                                             Treasurer (Principal Accounting
                                             Officer)





                                    16 of 16