Form 10-Q
period 2001-06-30
OLYMPIC STEEL INC
filed 2001-08-14
CIK 917470

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001
                                                 -------------

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-23320
                                                -------

                               OLYMPIC STEEL, INC.
             (Exact name of registrant as specified in its charter)

           Ohio                                            34-1245650
---------------------------------                 -------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                      Identification Number)

    5096 Richmond Road, Bedford Heights, Ohio                  44146
    -----------------------------------------             ----------------
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

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

                     Class                    Outstanding as of August 13, 2001
     --------------------------------------   ---------------------------------
        Common stock, without par value                 9,631,100


================================================================================



                                    1 of 196

                               OLYMPIC STEEL, INC.
                               INDEX TO FORM 10-Q


                                                                                                    PAGE NO.
                                                                                                  -------------

PART I.              FINANCIAL INFORMATION

           ITEM 1.   FINANCIAL STATEMENTS

                     Consolidated Balance Sheets - June 30, 2001 and                                         3
                       December 31, 2000

                     Consolidated Statements of Income - for the three and six
                       months ended June 30, 2001 and 2000                                                   4

                     Consolidated Statements of Cash Flows - for the six
                       months ended June 30, 2001 and 2000                                                   5

                     Notes to Consolidated Financial Statements                                            6-9

           ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS                                                 10-15

           ITEM 3.   QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET                                   16
                     RISK

PART II.             OTHER INFORMATION

           ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                    17

           ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                                       17


SIGNATURES                                                                                                  18

EXHIBITS                                                                                                19-196





                                    2 of 196

PART I.  FINANCIAL INFORMATION

                               Olympic Steel, Inc.
                           Consolidated Balance Sheets

                                 (in thousands)

                                                   June 30,       December 31,
                                                     2001            2000
                                                   ---------       ---------
                                                 (unaudited)        (audited)

                            Assets
Cash                                               $   2,616       $   1,449
Accounts receivable                                   51,689           5,260
Inventories                                           80,869          89,404
Prepaid expenses and other                             6,860           5,911
Assets held for sale                                   1,798           1,813
                                                   ---------       ---------
   Total current assets                              143,832         103,837
                                                   ---------       ---------
Property and equipment, at cost                      160,553         158,843
Accumulated depreciation                             (45,773)        (41,270)
                                                   ---------       ---------
   Net property and equipment                        114,780         117,573
                                                   ---------       ---------
Goodwill and other, net                                7,310           3,519
                                                   ---------       ---------
   Total assets                                    $ 265,922       $ 224,929
                                                   =========       =========

                          Liabilities

Current portion of long-term debt                  $   3,765       $   6,061
Accounts payable                                      20,014          18,398
Accrued payroll                                        3,558           3,103
Other accrued liabilities                              5,026           5,110
                                                   ---------       ---------
   Total current liabilities                          32,363          32,672
                                                   ---------       ---------
Revolving credit agreement                            46,130          28,422
Term loans                                            49,151          24,588
Industrial revenue bonds                               8,493           8,938
                                                   ---------       ---------
   Total long-term debt                              103,774          61,948
                                                   ---------       ---------
Deferred income taxes                                  5,538           4,568
Accumulated equity losses in joint ventures              114             821
                                                   ---------       ---------
   Total liabilities                                 141,789         100,009
                                                   ---------       ---------

                     Shareholders' Equity

Preferred stock                                            -               -
Common stock                                          99,733          99,058
Officer note receivable                                 (675)              -
Retained earnings                                     25,075          25,862
                                                   ---------       ---------
   Total shareholders' equity                        124,133         124,920
                                                   ---------       ---------
   Total liabilities and shareholders' equity      $ 265,922       $ 224,929
                                                   =========       =========

      The accompanying notes are an integral part of these balance sheets.


                                    3 of 196

                               Olympic Steel, Inc.
                        Consolidated Statements of Income

                (in thousands, except per share and tonnage data)

                                                            Three Months Ended             Six Months Ended
                                                                 June 30,                       June 30,
                                                         ------------------------       -------------------------
                                                           2001           2000             2001            2000
                                                         ---------      ---------       ---------       ---------
                                                                               (unaudited)

Tons sold
   Direct                                                  251,408        267,802         506,204         557,125
   Toll                                                     32,807         46,949          66,522          97,624
                                                         ---------      ---------       ---------       ---------
                                                           284,215        314,751         572,726         654,749
                                                         ---------      ---------       ---------       ---------

Net sales                                                $ 108,707      $ 138,962       $ 225,827       $ 283,649

Cost of sales                                               82,007        108,805         172,683         219,883
                                                         ---------      ---------       ---------       ---------

   Gross margin                                             26,700         30,157          53,144          63,766

Operating expenses

   Warehouse and processing                                  7,532          8,593          15,660          17,062
   Administrative and general                                6,454          6,630          13,196          14,387
   Distribution                                              4,297          5,192           8,297          10,677
   Selling                                                   3,164          3,138           6,450           6,495
   Occupancy                                                 1,086          1,113           2,586           2,399
   Depreciation and amortization                             2,322          2,275           4,637           4,543
                                                         ---------      ---------       ---------       ---------
      Total operating expenses                              24,855         26,941          50,826          55,563
                                                         ---------      ---------       ---------       ---------
      Operating income                                       1,845          3,216           2,318           8,203
Income (loss) from joint ventures                               59           (317)           (164)           (489)
                                                         ---------      ---------       ---------       ---------
   Income before financing costs and taxes                   1,904          2,899           2,154           7,714
Interest expense                                               973          1,649           2,173           3,235
Receivable securitization expense                              566            987           1,260           1,834
                                                         ---------      ---------       ---------       ---------
   Income (loss) before taxes                                  365            263          (1,279)          2,645
Income taxes                                                   141            100            (492)          1,005
                                                         ---------      ---------       ---------       ---------
      Net income (loss)                                  $     224      $     163       $    (787)      $   1,640
                                                         =========      =========       =========       =========
      Basic and diluted net income (loss) per share      $    0.02      $    0.02       $   (0.08)      $    0.17
                                                         =========      =========       =========       =========
      Weighted average shares outstanding                    9,631          9,836           9,545           9,936
                                                         =========      =========       =========       =========







        The accompanying notes are an integral part of these statements.


                                    4 of 196

                               Olympic Steel, Inc.
                      Consolidated Statements of Cash Flows
                        For the Six Months Ended June 30,

                                 (in thousands)

                                                            2001           2000
                                                          --------       --------
                                                                (unaudited)

Cash flows from operating activities:
   Net income (loss)                                      $   (787)      $  1,640
   Adjustments to reconcile net income (loss) to net
      cash from (used for) operating activities-
         Depreciation and amortization                       4,637          4,543
         Loss from joint ventures                              164            489
         Long-term deferred income taxes                       970          1,216
                                                          --------       --------
                                                             4,984          7,888
Changes in assets and liabilities:
   Accounts receivable                                     (46,429)        (4,659)
   Inventories                                               8,535          5,076
   Prepaid expenses and other                               (4,776)           641
   Accounts payable                                          1,616         (6,540)
   Accrued payroll and other accrued liabilities               370            (84)
                                                          --------       --------
                                                           (40,684)        (5,566)
                                                          --------       --------
      Net cash from (used for) operating activities        (35,700)         2,322
                                                          --------       --------
Cash flows from investing activities:
   Capital expenditures, net                                (1,792)        (1,775)
   Investments in joint ventures                              (871)          (147)
                                                          --------       --------
      Net cash used for investing activities                (2,663)        (1,922)
                                                          --------       --------
Cash flows from financing activities:
   Revolving credit agreement                               17,708          3,707
   Term loans and IRB's                                     21,822         (3,149)
   Repurchase of common stock                                    -         (1,778)
   Unexpended IRB funds                                          -            922
                                                          --------       --------
      Net cash from (used for) financing activities         39,530           (298)
                                                          --------       --------
Cash:
   Net increase                                              1,167            102
   Beginning balance                                         1,449          1,433
                                                          --------       --------
   Ending balance                                         $  2,616       $  1,535
                                                          ========       ========



        The accompanying notes are an integral part of these statements.




                                    5 of 196

                               OLYMPIC STEEL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
           (dollars in thousands, except share and per share amounts)


The accompanying consolidated financial statements have been prepared from the financial records of Olympic Steel, Inc. and its wholly-owned subsidiaries (collectively Olympic or the Company), without audit and reflect all adjustments which are, in the opinion of management, necessary to fairly present the results of the interim periods covered by this report. All significant intercompany transactions and balances have been eliminated in consolidation. Investments in the Company's joint ventures are accounted for under the equity method.


(1) SHARES OUTSTANDING AND EARNINGS PER SHARE:

In July 2000, the Company's Board of Directors authorized a one-year program to purchase up to 1 million shares of Olympic Common Stock. During the third quarter of 2000, the Company purchased 360,900 shares. No additional shares were repurchased before the program expired on July 28, 2001. Repurchased shares are held in treasury and are available for general corporate purposes.

Earnings per share have been calculated based on the weighted average number of shares outstanding. Basic and diluted earnings per share are the same, as the effect of outstanding stock options is not dilutive.


(2) ACCOUNTS RECEIVABLE:

In connection with the refinancing of its bank credit agreement on June 28, 2001 (see Footnote 3), the Company's accounts receivable securitization program was terminated, resulting in the repurchase of $42,000 of accounts receivable previously sold. The repurchased receivables are reflected as an increase to accounts receivable and an increase to debt in the accompanying June 30, 2001 consolidated balance sheet. The accompanying December 31, 2000 consolidated balance sheet reflects the sale of $48,000 of receivables as a reduction of accounts receivable and debt under the then existing receivable securitization program. In conjunction with the termination of the receivable securitization program, the Company will no longer report receivable securitization expense on the accompanying consolidated income statements.



                                    6 of 196

(3) DEBT:

On June 28, 2001, the Company entered into a new 3-year, $135,000 secured financing agreement (the New Credit Facility). The New Credit Facility replaces the former bank credit agreement, accounts receivable securitization facility, and taxable rate note financing. The New Credit Facility is secured by the Company's accounts receivable, inventories, and substantially all property and equipment. Borrowings under the New Credit Facility are limited to the lesser of a borrowing base, comprised of eligible receivables, inventories and property and equipment, or $135,000 in the aggregate.

The Company's effective borrowing rate for the first half of 2001 was 8.2% compared to 8.1% in 2000. The New Credit Facility, which will significantly increase the Company's financing costs, consists of the following:

         Component                          Base Interest Rate                  Premium Over Base
         ---------                          ------------------                  -----------------
         $90,000 Revolver                   Prime or LIBOR at          1.0% on Prime Borrowings;
                                            Olympic's option           3.0% on LIBOR Borrowings

         $25,000 Fixed Asset                Prime or LIBOR at          1.5% on Prime Borrowings;
         Term Loan A                        Olympic's option           3.5% on LIBOR Borrowings

         $20,000 Term Loan B                Fixed                      8.0% Current Pay; 9.0%
                                                                       Deferred Pay

Beginning in 2002, the premium for the Revolver and Term Loan A components may increase or decrease by 25 basis points based on availability under the New Credit Facility. A commitment fee of .5% is payable on any unused portion of the New Credit Facility.

The New Credit Facility requires the Company to comply with various covenants, the most significant of which include: (i) minimum excess availability, (ii) minimum fixed charge coverage ratio, (iii) restrictions on additional indebtedness, and (iv) limitations on capital expenditures. At June 30, 2001, the Company had $28,612 available under the New Credit Facility.

In connection with the establishment of the New Credit Facility, the Company incurred $3,869 of fees and expenses which are included in "goodwill and other, net" on the accompanying consolidated balance sheets, and are being amortized to expense over the 3-year term of the agreement.


                                    7 of 196

Included in the revolving credit agreement balances on the accompanying consolidated balance sheets are $5,037 and $5,316 of checks issued that have not cleared the bank as of June 30, 2001, and December 31, 2000, respectively.


(4) STOCK OPTIONS:

During the first quarter of 2001, non-qualified stock options to purchase 350,000 shares of the Company's Common Stock were granted under the Stock Option Plan to the Company's President and COO, and to a senior manager, at option prices ranging from $1.97 to $2.38. On April 30, 2001, 152,000 additional non-qualified stock options were issued to the Company's outside directors, executive officers and senior managers at an option price of $2.63, the average market value of a share of common stock at the grant date. After issuance of the new grants, options to purchase 895,833 shares were outstanding, of which 246,422 were exercisable at prices ranging from $4.84 to $15.50 per share. A total of 950,000 shares of Common Stock are reserved under the Stock Option Plan.


(5) JOINT VENTURES:

During the first half of 2001, the Company contributed $650 to its Olympic Laser Processing joint venture (OLP) and $220 to its Trumark Steel & Processing joint venture (TSP). The Company may continue to fund the working capital and capital expenditure requirements of OLP and TSP during the remainder of 2001, subject to limitations under its New Credit Facility. As of June 30, 2001, Olympic guaranteed 50% of OLP's $19.6 million and 49% of TSP's $2.6 million of outstanding debt on a several basis.


(6) SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid during the first half of 2001 and 2000 totaled $2,216 and $3,179, respectively. Income taxes paid during the first half of 2001 and 2000 totaled $51 and $54, respectively.


                                    8 of 196

(7) RELATED PARTY TRANSACTION:

David A. Wolfort, President and COO, purchased 300,000 shares of the Company's Common Stock from treasury on February 22, 2001 at the then market price. The shares were purchased pursuant to a 5-year note due and payable to the Company on or before January 1, 2006. The principal balance of $675 accrues interest at 5.07% per annum, and is secured by a pledge of the underlying shares until the note is paid in full.



                                    9 of 196

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

         The Company's results of operations are affected by numerous external factors, such as general economic and political conditions, competition, steel pricing and availability, energy prices, customer demand for steel, and work stoppages by automotive manufacturers.

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

         The Company's two joint ventures include: Olympic Laser Processing
(OLP), a company that processes laser welded sheet steel blanks for the automotive industry, and Trumark Steel & Processing (TSP), a Minority Business Enterprise (MBE) company supporting the flat-rolled steel requirements of the automotive industry. The Company's 50% interest in OLP and 49% interest in TSP are accounted for under the equity method. The Company guarantees portions of outstanding debt under both of the joint venture companies' bank credit facilities. As of June 30, 2001, Olympic guaranteed 50% of OLP's $19.6 million and 49% of TSP's $2.6 million of outstanding debt on a several basis.

         Financing costs historically included interest expense on debt and costs associated with the Company's accounts receivable securitization program (the Financing Costs). In connection with the refinancing of its bank credit agreement on June 28, 2001 (the New Credit Facility), the Company's accounts receivable securitization program was terminated, resulting in the repurchase of $42 million of accounts receivable previously sold. Receivable securitization costs were based on commercial paper rates calculated on the amount of receivables sold.



                                   10 of 196

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

         The Company's collective bargaining agreement covering its Detroit hourly plant personnel expired on June 30, 2001, and was extended to July 24, 2001. A proposed new collective bargaining agreement was rejected in a ratification vote in early August; however, no strike was authorized and the union has requested that the parties continue negotiations. While the Company expects to attain a settlement, there can be no assurance that an agreement will be reached. The Company has never experienced a work stoppage and believes that its relationship with its employees is good. However, any prolonged disruption in business arising from work stoppages by Company personnel represented by collective bargaining units could have a material adverse effect on the Company's results of operations.


RESULTS OF OPERATIONS

         Tons sold decreased 9.7% to 284 thousand in the second quarter of 2001 from 315 thousand in the second quarter of 2000. Tons sold in the second quarter of 2001 included 251 thousand from direct sales and 33 thousand from toll processing, compared with 268 thousand direct tons and 47 thousand toll tons in the comparable period of last year. Tons sold in the first half of 2001 decreased 12.5% to 573 thousand from 655 thousand last year. Tons sold in the first half included 506 thousand from direct sales and 67 thousand from toll processing, compared with 557 thousand direct tons and 98 thousand toll tons in the comparable period of last year. The decreases in direct and toll tons sold were attributable to continued depressed customer demand, primarily in the automotive, transportation, and other service center sectors.

         Net sales decreased 21.8% to $108.7 million for the second quarter of 2001 from $139.0 million for 2000. For the first half, net sales decreased 20.4% to $225.8 million from $283.6 million. Average selling prices decreased 13.4% and 9.0% in the second quarter and first half of 2001, respectively, due to depressed steel pricing.



                                   11 of 196

         As a percentage of net sales, gross margin increased to 24.6% for the second quarter of 2001 from 21.7% for 2000, and to 23.5% for the first half of 2001 from 22.5% last year. The margin increases reflect the stabilization of market pricing from last year's declining price environment, as well as enhanced inventory management and a decline in lower margin automotive and other service center sales.

         Operating expenses in the second quarter of 2001 decreased 7.7% to $24.9 million from $26.9 million in the same period last year. For the first half, operating expenses decreased 8.5% to $50.8 million from $55.6 million. As a percentage of net sales, operating expenses increased to 22.9% for the second quarter of 2001 from 19.4% for 2000. For the first half, operating expenses increased to 22.5% of net sales compared to 19.6% last year. For the first half of 2001, distribution and warehouse and processing expense declined $2.4 million and $1.4 million, respectively, primarily as a result of managing variable costs associated with the decrease in tons sold. Administrative and general expense decreased $1.2 million from the first half of last year due to the cost reduction efforts of the Company and over $600 thousand of non-recurring consulting fees incurred in the prior year period. Occupancy expense for the first half increased 7.8% as a result of higher fuel and natural gas prices. In June 2001, to further reduce its operating expenses, the Company completed a workforce reduction of approximately 8%. Since January 1, 2000, the Company has reduced its workforce by over 15%.

         Income from joint ventures totaled $59 thousand in the second quarter of 2001, compared with losses of $317 thousand in 2000. For the first half of 2001, losses from joint ventures totaled $164 thousand compared to $489 thousand last year.

         Financing Costs in the second quarter of 2001 decreased to $1.5 million from $2.6 million in the second quarter of 2000. For the first half of 2001, Financing Costs decreased to $3.4 million from $5.1 million last year. The decrease between years is attributable to a $26.2 million reduction in average borrowing levels and a $10.5 million reduction in average receivables sold under the receivable securitization program. The Company's effective bank borrowing rate decreased to 7.7% in the second quarter of 2001 from 8.2% in the comparable 2000 period. For the first half of 2001, the Company's effective bank borrowing rate increased to 8.2% compared to 8.1% last year. The Company expects its financing costs to increase significantly under its New Credit Facility.

         Income before taxes for the second quarter of 2001 totaled $365 thousand, compared to $263 thousand for 2000. For the first half of 2001, loss before taxes totaled $1.3 million, compared to $2.6 million of income in 2000. An income tax benefit of approximately 38.5% was recorded in the first half of 2001, compared to an income tax provision of 38.0% in 2000.


                                   12 of 196

         Net income for the second quarter of 2001 totaled $224 thousand, or $.02 per share, compared to $163 thousand, or $.02 per share for 2000. For the first six months of 2001, net loss totaled $787 thousand, or $.08 per share, compared to net income of $1.6 million, or $.17 per share in 2000. Average shares outstanding totaled 9.6 million in the second quarter of 2001 compared to
9.8 million in last year's second quarter. For the first half of 2001, average shares outstanding were 9.5 million compared to 9.9 million last year.

         The Company expects the weakness in steel pricing and customer demand experienced during the first half to continue throughout the remainder of 2001.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal capital requirements are to fund its working capital needs, its upgrade of information technology and business systems software, its investments in joint ventures, and historically its purchase and upgrading of processing equipment and services, the construction and upgrading of related facilities, and acquisitions. The Company uses cash generated from operations and its revolving credit facility to finance its working capital requirements. Historically, the Company has also used proceeds from its accounts receivable securitization program, long-term debt obligations, equity offerings, and leasing transactions to fund its capital requirements.

         Working capital at June 30, 2001 increased $40.3 million from the end of the prior year. In connection with the refinancing of its bank credit agreement on June 28, 2001, the Company's accounts receivable securitization program was terminated, resulting in the repurchase of $42.0 million of its trade accounts receivable, which increased its working capital at June 30, 2001. Working capital also increased as a result of a $4.4 million increase in accounts receivable (prior to the repurchase) and a $1.6 million increase in accounts payable. Offsetting these increases was an $8.5 million decrease in inventory.

         Net cash from operating activities primarily represents earnings before non-cash charges for depreciation, amortization and losses from joint ventures, as well as changes in working capital. During the first six months of 2001, the Company used $35.7 million of net cash for operating activities resulting from the repurchase of $42.0 million of its trade accounts receivable upon termination of the accounts receivable securitization program on June 28, 2001. Cash generated from earnings before non-cash charges totaled $5.0 million, while cash used for working capital components totaled $40.7 million.


                                   13 of 196

         During the first six months of 2001, net cash used for investing activities totaled $2.7 million, consisting primarily of information technology spending and contributions to the Company's joint ventures.

         During the first six months of 2001, net cash provided by financing activities totaled $39.5 million and consisted of borrowings on the Company's credit agreement to repurchase the securitized receivables, offset by scheduled payments under its other existing long-term debt agreements and a reduction in total debt.

         On June 28, 2001, the Company entered into a new 3-year, $135,000 secured financing agreement. The New Credit Facility replaces the former bank credit agreement, accounts receivable securitization facility, and taxable rate note financing. The New Credit Facility is secured by the Company's accounts receivable, inventories, and substantially all property and equipment. Borrowings under the New Credit Facility are limited to the lesser of a borrowing base, comprised of eligible receivables, inventories and property and equipment, or $135,000 in the aggregate. The New Credit Facility will significantly increase the Company's financing costs.

         The New Credit Facility requires the Company to comply with various covenants, the most significant of which include: (i) minimum excess availability, (ii) minimum fixed charge coverage ratio, (iii) restrictions on additional indebtedness, and (iv) limitations on capital expenditures.

         As of June 30, 2001, approximately $28.6 million was available under the Company's New Credit Facility. The Company believes that funds available under its New Credit Facility, together with funds generated from operations, will be sufficient to provide the Company with the liquidity necessary to fund its anticipated working capital requirements and capital expenditure requirements over the next 12 months. Capital requirements are subject to change as business conditions warrant and opportunities arise.



                                   14 of 196

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

         The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standard No. 141, "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets." The statements are effective for the Company on January 1, 2002. These statements will result in modifications relative to the Company's accounting for goodwill and other intangible assets. Specifically, the Company will cease goodwill and certain intangible asset amortization beginning January 1, 2002. Additionally, intangible assets, including goodwill, will be subjected to new impairment testing criteria. Other than the cessation of intangible asset amortization, the Company has not had ample time to evaluate the impact of adoption on the Company's financial statements.


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



                                   15 of 196

QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company is exposed to the impact of interest rate changes and fluctuating steel prices. The Company has not entered into interest rate or steel commodity transactions for speculative purposes or otherwise.

         Inflation generally affects the Company by increasing the cost of personnel, transportation services, processing equipment, purchased steel, energy, and borrowings under the revolving credit agreement. During the first six months of 2001, higher energy prices did have an adverse effect on the Company's distribution and occupancy expense. The Company's New Credit Facility will significantly increase the Company's financing costs. Additionally, when raw material prices decline, customer demands for lower prices result in lower selling prices and, as the Company uses existing steel inventory, lower margins. Declining steel prices therefore have adversely affected the Company's net sales, gross margins and net income since the first quarter of 2000.

         Olympic's primary interest rate risk exposure results from floating rate debt. If interest rates were to increase 100 basis points (1.0%) from June 30, 2001 rates, and assuming no changes in debt from June 30, 2001 levels, the additional annual interest expense to the Company would be approximately $771 thousand. The Company currently does not hedge its exposure to floating interest rate risk.



                                   16 of 196

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         (a) The Company's annual meeting of shareholders was held on April 30, 2001.

         (b)  At the annual meeting, the Company's shareholders elected Michael
              D. Siegal, Thomas M. Forman, and James B. Meathe as Directors for a two-year term, which expires at the annual meeting of shareholders in 2003.

         The following tabulation represents voting for the Directors:

                                    For            Withheld Authority
                                    ---            ------------------
           Michael D. Siegal      8,649,168             440,442
           Thomas M. Forman       8,645,301             444,309
           James B. Meathe        8,645,798             443,812

         (c) At the annual meeting, the Company's shareholders ratified the appointment of Arthur Andersen LLP as auditors of the Company for 2001. The holders of 8,725,835 shares of Common Stock voted to ratify the appointment, the holders of 345,575 shares voted against the ratification, and the holders 18,200 shares of abstained.

Item 6.  Exhibits and Reports on Form 8-K

         Exhibit 4.1 - Credit and Security Agreement dated June 28, 2001 by and among the Registrant, six banks and National City Commercial Finance, Inc., as Administrative Agent.



                                   17 of 196

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                    OLYMPIC STEEL, INC.
                                    (Registrant)


Date:    August 13, 2001      By:   /s/ Michael D. Siegal
                                    ------------------------------------------
                                    MICHAEL D. SIEGAL
                                    Chairman of the Board and Chief Executive
                                    Officer


                                    By: /s/ Richard T. Marabito
                                       ---------------------------------------
                                    RICHARD T. MARABITO
                                    Chief Financial Officer and Treasurer
                                    (Principal Accounting Officer)


















                                   18 of 196