Form 10-Q
period 2001-09-30
OLYMPIC STEEL INC
filed 2001-11-06
CIK 917470

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

( X )    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001
                                               ------------------

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

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

               Class                        Outstanding as of November 5, 2001
--------------------------------------      ----------------------------------
   Common stock, without par value                     9,631,100


================================================================================




                                    1 of 18

                               OLYMPIC STEEL, INC.
                               INDEX TO FORM 10-Q

                                                                                                     PAGE NO.
                                                                                                   -------------
PART I.              FINANCIAL INFORMATION

           ITEM 1.   FINANCIAL STATEMENTS

                     Consolidated Balance Sheets - September 30, 2001 and                                    3
                       December 31, 2000

                     Consolidated Statements of Income - for the three and nine
                       months ended September 30, 2001 and 2000                                              4

                     Consolidated Statements of Cash Flows - for the nine
                       months ended September 30, 2001 and 2000                                              5

                     Notes to Consolidated Financial Statements                                            6-9

           ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                                   10-15
                     CONDITION AND RESULTS OF OPERATIONS

           ITEM 3.   QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET                                   16
                     RISK

PART II.             OTHER INFORMATION                                                                      17

           ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                                       17

SIGNATURES                                                                                                  18




                                    2 of 18

PART I.  FINANCIAL INFORMATION

                                        Olympic Steel, Inc.
                                    Consolidated Balance Sheets

                                          (in thousands)


                                                           September 30,          December 31,
                                                               2001                  2000
                                                         ----------------      ----------------
                                                           (unaudited)             (audited)

                            Assets
Cash                                                        $     315             $   1,449
Accounts receivable                                            49,150                 5,260
Inventories                                                    77,491                89,404
Prepaid expenses and other                                      5,852                 5,911
Assets held for sale                                            1,764                 1,813
                                                            ---------             ---------
   Total current assets                                       134,572               103,837
                                                            ---------             ---------
Property and equipment, at cost                               160,865               158,843
Accumulated depreciation                                      (47,807)              (41,270)
                                                            ---------             ---------
   Net property and equipment                                 113,058               117,573
                                                            ---------             ---------
Goodwill and other, net                                         7,370                 3,519
                                                            ---------             ---------
   Total assets                                             $ 255,000             $ 224,929
                                                            =========             =========
                          Liabilities

Current portion of long-term debt                           $   4,276             $   6,061
Accounts payable                                               16,827                18,398
Accrued payroll                                                 3,411                 3,103
Other accrued liabilities                                       5,746                 5,110
                                                            ---------             ---------
   Total current liabilities                                   30,260                32,672
                                                            ---------             ---------
Revolving credit agreement                                     40,325                28,422
Term loans                                                     48,684                24,588
Industrial revenue bonds                                        8,385                 8,938
                                                            ---------             ---------
   Total long-term debt                                        97,394                61,948
                                                            ---------             ---------
Deferred income taxes                                           4,188                 4,568
Accumulated equity losses in joint ventures                        23                   821
                                                            ---------             ---------
   Total liabilities                                          131,865               100,009
                                                            ---------             ---------
                     Shareholders' Equity
Preferred stock                                                  --                    --
Common stock                                                   99,733                99,058
Officer note receivable                                          (675)                 --
Retained earnings                                              24,077                25,862
                                                            ---------             ---------
   Total shareholders' equity                                 123,135               124,920
                                                            ---------             ---------
   Total liabilities and shareholders' equity               $ 255,000             $ 224,929
                                                            =========             =========



      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE BALANCE SHEETS.




                                    3 of 18

                      Olympic Steel, Inc.
               Consolidated Statements of Income

       (in thousands, except per share and tonnage data)

                                                                   Three Months Ended                  Nine Months Ended
                                                                      September 30,                       September 30,
                                                             -------------------------------       ---------------------------
                                                               2001                  2000            2001              2000
                                                             ---------             ---------       ---------         ---------
                                                                                          (unaudited)
Tons sold
   Direct                                                      226,726               238,288         732,930           795,413
   Toll                                                         30,703                33,295          97,225           130,919
                                                             ---------             ---------       ---------         ---------
                                                               257,429               271,583         830,155           926,332
                                                             ---------             ---------       ---------         ---------
Net sales                                                    $  96,770             $ 122,548       $ 322,597         $ 406,197

Cost of sales                                                   72,244                99,079         244,927           318,962
                                                             ---------             ---------       ---------         ---------
   Gross margin                                                 24,526                23,469          77,670            87,235

Operating expenses

   Warehouse and processing                                      7,318                 8,644          22,978            25,706
   Administrative and general                                    6,022                 6,478          19,218            20,865
   Distribution                                                  3,840                 4,682          12,137            15,359
   Selling                                                       2,988                 3,047           9,438             9,542
   Depreciation and amortization                                 2,799                 2,270           7,436             6,813
   Occupancy                                                       977                 1,039           3,563             3,438
                                                             ---------             ---------       ---------         ---------
      Total operating expenses                                  23,944                26,160          74,770            81,723
                                                             ---------             ---------       ---------         ---------
      Operating income (loss)                                      582                (2,691)          2,900             5,512

Loss from joint ventures                                           (50)                 (444)           (214)             (933)
                                                             ---------             ---------       ---------         ---------
   Income (loss) before financing costs and taxes                  532                (3,135)          2,686             4,579

Interest expense                                                 2,156                 1,632           4,329             4,867
Receivable securitization expense                                 --                     950           1,260             2,784
                                                             ---------             ---------       ---------         ---------

   Loss before taxes                                            (1,624)               (5,717)         (2,903)           (3,072)

Income taxes                                                      (626)               (2,172)         (1,118)           (1,167)
                                                             ---------             ---------       ---------         ---------
      Net loss                                               $    (998)            $  (3,545)      $  (1,785)        $  (1,905)
                                                             =========             =========       =========         =========
      Basic and diluted net loss per share                   $   (0.10)            $   (0.37)      $   (0.19)        $   (0.19)
                                                             =========             =========       =========         =========
      Weighted average shares outstanding                        9,631                 9,505           9,574             9,793
                                                             =========             =========       =========         =========







        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.




                                    4 of 18

                               Olympic Steel, Inc.
                      Consolidated Statements of Cash Flows
                     For the Nine Months Ended September 30,

                                 (in thousands)


                                                                 2001                 2000
                                                               --------             --------
                                                                        (unaudited)
Cash flows from operating activities:
   Net loss                                                    $ (1,785)            $ (1,905)
   Adjustments to reconcile net loss to net cash
      from (used for) operating activities-
         Depreciation and amortization                            7,436                6,813
         Loss from joint ventures                                   214                  933
         Long-term deferred income taxes                           (380)                  82
                                                               --------             --------
                                                                  5,485                5,923
Changes in assets and liabilities:
   Accounts receivable                                          (43,890)              (5,073)
   Inventories                                                   11,913               13,345
   Prepaid expenses and other                                    (4,363)                (264)
   Accounts payable                                              (1,571)              (1,803)
   Accrued payroll and other accrued liabilities                    944                 (492)
                                                               --------             --------
                                                                (36,967)               5,713
                                                               --------             --------
      Net cash from (used for) operating activities             (31,482)              11,636
                                                               --------             --------
Cash flows from investing activities:
   Capital expenditures, net                                     (2,301)              (5,061)
   Investments in joint ventures                                 (1,012)                (397)
                                                               --------             --------
      Net cash used for investing activities                     (3,313)              (5,458)
                                                               --------             --------
Cash flows from financing activities:
   Revolving credit agreement                                    11,903                 (613)
   Term loans and IRB's                                          21,758               (4,370)
   Repurchase of common stock                                      --                 (3,180)
   Unexpended IRB funds                                            --                  1,256
                                                               --------             --------
      Net cash from (used for) financing activities              33,661               (6,907)
                                                               --------             --------
Cash:
   Net decrease                                                  (1,134)                (729)
   Beginning balance                                              1,449                1,433
                                                               --------             --------
   Ending balance                                              $    315             $    704
                                                               ========             ========



        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.



                                    5 of 18

                               OLYMPIC STEEL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
           (dollars in thousands, except share and per share amounts)


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


(2) ACCOUNTS RECEIVABLE:

In connection with the refinancing of its bank credit agreement on June 28, 2001 (see Footnote 3), the Company's accounts receivable securitization program was terminated, resulting in the repurchase of $42,000 of accounts receivable previously sold. The repurchased receivables are reflected as an increase to accounts receivable and an increase to debt in the accompanying September 30, 2001 consolidated balance sheet. The accompanying December 31, 2000 consolidated balance sheet reflects the sale of $48,000 of receivables as a reduction of accounts receivable and debt under the then existing receivable securitization program. In conjunction with the termination of the receivable securitization program, the Company will no longer report receivable securitization expense on its consolidated income statements.




                                    6 of 18

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

The Company's effective borrowing rate for the first nine months of 2001 was 8.8% compared to 8.2% in 2000. The New Credit Facility, which significantly increases the Company's financing costs, consists of the following:

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

The New Credit Facility requires the Company to comply with various covenants, the most significant of which include: (i) minimum excess availability of $10,000, (ii) a minimum fixed charge coverage ratio, which commences in December 2002, (iii) restrictions on additional indebtedness, and (iv) limitations on capital expenditures. At September 30, 2001, the Company had $29,762 available under the New Credit Facility.

In connection with the establishment of the New Credit Facility, the Company incurred $4,157 of fees and expenses which have been capitalized and included in "goodwill and other, net" on the accompanying consolidated balance sheets. These costs are being amortized to expense over the 3-year term of the agreement.


                                    7 of 18

Included in the revolving credit agreement balances on the accompanying consolidated balance sheets are $5,801 and $5,316 of checks issued that have not cleared the bank as of September 30, 2001, and December 31, 2000, respectively.

(4) STOCK OPTIONS:

During the first quarter of 2001, non-qualified stock options to purchase 350,000 shares of the Company's Common Stock were granted under the Stock Option Plan to the Company's President and COO, and to a senior manager, at option prices ranging from $1.97 to $2.38. On April 30, 2001, 152,000 additional non-qualified stock options were issued to the Company's outside directors, executive officers and senior managers at an option price of $2.63, the average market value of a share of common stock at the grant date. After issuance of the new grants, options to purchase 885,833 shares were outstanding, of which 244,422 were exercisable at prices ranging from $4.84 to $15.50 per share. A total of 950,000 shares of Common Stock are reserved under the Stock Option Plan.

(5) JOINT VENTURES:

During the first nine months of 2001, the Company contributed $800 to its Olympic Laser Processing joint venture (OLP) and $212 to its Trumark Steel & Processing joint venture (TSP). The Company may continue to fund the working capital and capital expenditure requirements of OLP and TSP during the remainder of 2001, subject to limitations under its New Credit Facility. As of September 30, 2001, Olympic guaranteed 50% of OLP's $19.2 million and 49% of TSP's $2.1 million of outstanding debt on a several basis.

(6) SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid during the first nine months of 2001 and 2000 totaled $2,824 and $4,897, respectively. Income taxes paid during the first nine months of 2001 and 2000 totaled $98 and $84, respectively.


                                    8 of 18

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



                                    9 of 18

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

         The Company's results of operations are affected by numerous external factors, such as general economic and political conditions, competition, steel pricing and availability, energy prices, customer demand for steel, and layoffs or work stoppages by suppliers' or customers' personnel.

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

         The Company's two joint ventures include: Olympic Laser Processing
(OLP), a company that processes laser welded sheet steel blanks for the automotive industry, and Trumark Steel & Processing (TSP), a Minority Business Enterprise (MBE) company supporting the flat-rolled steel requirements of the automotive industry. The Company's 50% interest in OLP and 49% interest in TSP are accounted for under the equity method. The Company guarantees portions of outstanding debt under both of the joint venture companies' bank credit facilities. As of September 30, 2001, Olympic guaranteed 50% of OLP's $19.2 million and 49% of TSP's $2.1 million of outstanding debt on a several basis.

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



                                    10 of 18

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

         Four separate collective bargaining units represent approximately 260 of the Company's hourly plant personnel at its Minneapolis and Detroit facilities. In August 2001, the Company's collective bargaining agreement covering its Detroit hourly plant personnel was renewed to June 30, 2004. The Detroit maintenance personnel agreement expires in July 2002. The two collective bargaining agreements covering the Minneapolis facilities do not expire until September 2002 and March 2003. The Company has never experienced a work stoppage and believes that its relationship with its employees is good. However, any prolonged disruption in business arising from work stoppages by Company personnel represented by collective bargaining units could have a material adverse effect on the Company's results of operations.

RESULTS OF OPERATIONS

         Tons sold decreased 5.2% to 257 thousand in the third quarter of 2001 from 272 thousand in the third quarter of 2000. Tons sold in the third quarter of 2001 included 227 thousand from direct sales and 30 thousand from toll processing, compared with 239 thousand direct tons and 33 thousand toll tons in the comparable period of last year. Tons sold in the first nine months of 2001 decreased 10.4% to 830 thousand from 926 thousand last year. Tons sold in the first nine months included 733 thousand from direct sales and 97 thousand from toll processing, compared with 795 thousand direct tons and 131 thousand toll tons in the comparable period of last year. The decreases in direct and toll tons sold were attributable to continued depressed customer demand across substantially all markets served by the Company.

         Net sales decreased 21.0% to $96.8 million for the third quarter of 2001 from $122.5 million for 2000. For the nine months, net sales decreased 20.6% to $322.6 million from $406.2 million. Average selling prices decreased 16.7% and 11.4% in the third quarter and first nine months of 2001, respectively, due to continued depressed steel pricing.



                                    11 of 18

         As a percentage of net sales, gross margin increased to 25.3% for the third quarter of 2001 from 19.2% for 2000, and to 24.1% for the first nine months of 2001 from 21.5% last year. The margin increases reflect the benefit of lower raw material costs as well as a decline in lower margin service center sales.

         Operating expenses in the third quarter of 2001 decreased 8.5% to $23.9 million from $26.2 million in the same period last year. For the first nine months, operating expenses decreased 8.5% to $74.8 million from $81.7 million. As a percentage of net sales, operating expenses increased to 24.7% for the third quarter of 2001 from 21.3% for 2000. For the first nine months, operating expenses increased to 23.2% of net sales compared to 20.1% last year. For the first nine months of 2001, distribution and warehouse and processing expense declined $3.2 million and $2.7 million, respectively, primarily as a result of managing variable costs associated with the decrease in tons sold as well as a workforce reduction completed in June 2001. Administrative and general expense decreased $1.6 million from the first nine months of last year due to the cost reduction efforts of the Company and over $600 thousand of non-recurring consulting fees incurred in the prior year period. Occupancy expense for the nine months increased 3.6% as a result of higher fuel and natural gas prices.

         Loss from joint ventures totaled $50 thousand in the third quarter of 2001, compared with $444 thousand in 2000. For the first nine months of 2001, loss from joint ventures totaled $214 thousand compared to $933 thousand last year.

         Financing Costs in the third quarter of 2001 decreased to $2.2 million from $2.6 million in the third quarter of 2000. For the first nine months of 2001, Financing Costs decreased to $5.6 million from $7.7 million last year. The decrease between years is attributable to a $12.2 million reduction in average borrowing levels and a $24.2 million reduction in average receivables sold under the receivable securitization program. The Company's effective bank borrowing rate increased to 9.4% in the third quarter of 2001 from 8.6% in the comparable 2000 period. For the first nine months of 2001, the Company's effective bank borrowing rate increased to 8.8% compared to 8.2% last year. The Company's borrowing rates have increased significantly under its New Credit Facility.

         Loss before taxes for the third quarter of 2001 totaled $1.6 million, compared to $5.7 million for 2000. For the first nine months of 2001, loss before taxes totaled $2.9 million, compared to $3.1 million in 2000. An income tax benefit of approximately 38.5% was recorded in the first nine months of 2001, compared to 38.0% in 2000.



                                    12 of 18

         Net loss for the third quarter of 2001 totaled $998 thousand, or $.10 per share, compared to $3.5 million, or $.37 per share for 2000. For the first nine months of 2001, net loss totaled $1.8 million, or $.19 per share, compared to $1.9 million, or $.19 per share in 2000. Average shares outstanding totaled
9.6 million in the third quarter of 2001 compared to 9.5 million in last year's third quarter. For the first nine months of 2001, average shares outstanding were 9.6 million compared to 9.8 million last year.

         The Company expects weak steel pricing and depressed customer demand to continue to adversely impact its financial performance.

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

         Working capital at September 30, 2001 increased $33.1 million from the end of the prior year. In connection with the refinancing of its bank credit agreement on June 28, 2001, the Company's accounts receivable securitization program was terminated, resulting in the repurchase of $42.0 million of its trade accounts receivable, which increased its working capital. Offsetting the increase was an $11.9 million decrease in inventory.

         Net cash from operating activities primarily represents earnings before non-cash charges for depreciation, amortization and losses from joint ventures, as well as changes in working capital. During the first nine months of 2001, the Company used $31.5 million of net cash for operating activities resulting from the repurchase of $42.0 million of its trade accounts receivable upon termination of the accounts receivable securitization program on June 28, 2001. Cash generated from earnings before non-cash charges totaled $5.5 million, while cash used for working capital components totaled $37.0 million.

         During the first nine months of 2001, net cash used for investing activities totaled $3.3 million, consisting primarily of information technology spending and contributions to the Company's joint ventures.


                                    13 of 18

         During the first nine months of 2001, net cash provided by financing activities totaled $33.7 million and consisted of borrowings on the Company's credit agreement to repurchase the securitized receivables, offset by scheduled payments under its other existing long-term debt agreements and a reduction in total debt.

         On June 28, 2001, the Company entered into a new 3-year, $135,000 secured financing agreement. The New Credit Facility replaces the former bank credit agreement, accounts receivable securitization facility, and taxable rate note financing. The New Credit Facility is secured by the Company's accounts receivable, inventories, and substantially all property and equipment. Borrowings under the New Credit Facility are limited to the lesser of a borrowing base, comprised of eligible receivables, inventories and property and equipment, or $135,000 in the aggregate. The New Credit Facility significantly increases the Company's Financing Costs.

         The New Credit Facility requires the Company to comply with various covenants, the most significant of which include: (i) minimum excess availability of $10,000, (ii) a minimum fixed charge coverage ratio, which commences in December 2002, (iii) restrictions on additional indebtedness, and
(iv) limitations on capital expenditures.

         As of September 30, 2001, approximately $29.8 million was available under the Company's New Credit Facility. The Company believes that funds available under its New Credit Facility, together with funds generated from operations, will be sufficient to provide the Company with the liquidity necessary to fund its anticipated working capital requirements and capital expenditure requirements over the next 12 months. Capital requirements are subject to change as business and economic conditions warrant and opportunities arise.


IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

         The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standard No. 141 (SFAS No. 141), "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." The statements are effective for the Company on January 1, 2002. These statements will result in modifications relative to the Company's accounting for goodwill and other intangible assets. Specifically, the Company will cease goodwill and certain intangible asset amortization beginning January 1, 2002. Additionally, intangible assets, including goodwill, will be subjected to new impairment testing criteria. Other than the cessation of goodwill amortization, which approximates $104 thousand annually, the Company has not had ample time to evaluate the impact of adoption on the Company's financial statements.


                                    14 of 18

FORWARD-LOOKING INFORMATION

         This document contains various forward-looking statements and information that are based on management's beliefs as well as assumptions made by and information currently available to management. When used in this document, the words "anticipate," "expect," "believe," "estimated," "project," "plan" and similar expressions are intended to identify forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks, uncertainties and assumptions including, but not limited to: general business and economic conditions; competitive factors such as the availability and pricing of steel and fluctuations in demand, specifically in the automotive, transportation, and other service centers markets served by the Company; layoffs or work stoppages by suppliers' or customers' personnel; potential equipment malfunction; equipment installation delays; the adequacy of information technology and business system software investment; the successes of its joint ventures; the successes of the Company's initiatives to increase sales volumes, improve cash flows, inventory turns and reduce its costs. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, expected, believed, estimated, projected or planned. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date hereof.



                                    15 of 18

QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company is exposed to the impact of interest rate changes and fluctuating steel prices. The Company has not entered into interest rate or steel commodity transactions for speculative purposes or otherwise.

         Inflation generally affects the Company by increasing the cost of personnel, transportation services, processing equipment, purchased steel, energy, and borrowings under the revolving credit agreement. During the first nine months of 2001, higher energy prices did have an adverse effect on the Company's occupancy expense. The Company's New Credit Facility significantly increases the Company's Financing Costs.

         When raw material prices decline, customer demands for lower prices result in lower selling prices and, as the Company uses existing steel inventory, lower gross margin dollars. Declining steel prices therefore have adversely affected the Company's net sales and net income since the first quarter of 2000. The Company expects the current environment of weak steel pricing and depressed customer demand to continue to impact its results of operations.

         Olympic's primary interest rate risk exposure results from floating rate debt. If interest rates were to increase 100 basis points (1.0%) from September 30, 2001 rates, and assuming no changes in debt from September 30, 2001 levels, the additional annual interest expense to the Company would be approximately $701 thousand. The Company currently does not hedge its exposure to floating interest rate risk.



                                    16 of 18

PART II.  OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

           None.


                                    17 of 18

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                            OLYMPIC STEEL, INC.
                                            (Registrant)


Date:    November 5, 2001                   By:  /s/ Michael D. Siegal
                                                 ----------------------
                                            MICHAEL D. SIEGAL
                                            Chairman of the Board and
                                            Chief Executive Officer


                                            By:  /s/ Richard T. Marabito
                                                 -----------------------
                                            RICHARD T. MARABITO
                                            Chief Financial Officer and
                                            Treasurer (Principal Accounting
                                            Officer)




                                    18 of 18