Form 10-K
period 2001-12-31
OLYMPIC STEEL INC
filed 2002-02-28
CIK 917470

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

                      FOR THE YEAR ENDED DECEMBER 31, 2001

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                         Commission File Number 0-23320

                              OLYMPIC STEEL, INC.
             (Exact name of registrant as specified in its charter)

                     OHIO                             34-1245650
       (State or other jurisdiction of             (I.R.S. Employer
        incorporation or organization)          Identification Number)

  5096 RICHMOND ROAD, BEDFORD HEIGHTS, OHIO             44146
   (Address of principal executive offices)           (Zip Code)

       Registrant's telephone number, including area code (216) 292-3800

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                        Common Stock, without par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

     As of February 26, 2002, the aggregate market value of voting stock held by nonaffiliates of the registrant based on the closing price at which such stock was sold on The NASDAQ Stock Market on such date approximated $30,864,572. The number of shares of Common Stock outstanding as of February 26, 2002 was 9,631,100.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Registrant intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days of the close of its fiscal year ended December 31, 2001, portions of which document shall be deemed to be incorporated by reference in Part I and Part III of this Annual Report on Form 10-K from the date such document is filed.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

THE COMPANY

     The Company is a leading North American steel service center with 47 years of experience in specialized processing and distribution of large volumes of carbon, coated carbon and stainless steel, flat-rolled sheet, coil and plate, and tubular steel products from 13 facilities in eight midwestern and eastern states. The Company also participates in two joint ventures in Michigan. The Company operates as an intermediary between steel producers and manufacturers that require processed steel for their operations. The Company purchases flat-rolled steel typically from steel producers and responds to its customers' needs by processing steel to customer specifications and by providing critical inventory and just-in-time delivery services. Such services reduce customers' inventory levels, as well as save time, labor and expense for customers, thereby reducing their overall production costs. The Company's services include both traditional service center processes of cutting-to-length, slitting, shearing and roll forming and higher value-added processes of blanking, tempering, plate burning, laser welding, and precision machining of steel parts.

     The Company is organized into four regional operations with domestic processing and distribution facilities in Connecticut, Georgia, Pennsylvania, Ohio, Michigan, Illinois, Iowa, and Minnesota, servicing a diverse base of customers primarily located throughout the midwestern, eastern and southern United States. Its international sales office is located in Miami, Florida and services customers primarily in Puerto Rico and Mexico.

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

CORPORATE HISTORY

     The Company was founded in 1954 by the Siegal family as a general steel service center. Michael Siegal (CEO), the son of one of the founders, began working at the Company in the early 1970's and became CEO at the end of 1983. David Wolfort (President and COO) was hired as general manager at the end of 1983. In the late 1980's, the Company's business strategy changed from a focus on warehousing and distributing steel from a single facility with no major processing equipment to a focus on growth, geographic and customer diversity and value-added processing. An integral part of the Company's growth has been the acquisition and start-up of several processing and sales operations, and the investment in processing equipment.

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

     The Company has focused on specific operating objectives including: (i) generating positive cash flow and reducing debt; (ii) improving safety awareness; (iii) increasing tons sold; (iv) reducing controllable operating expenses; (v) achieving specified on-time delivery and quality directives; and
(vi) maintaining inventory turns at approximately five times per year.

     The Company's strategic operating objectives are supported by:

     (i) Flawless execution (Fe), which is an internal program that empowers every employee to achieve profitable growth by delivering superior customer service and exceeding customer expectations.

     (ii) A set of core values which is communicated and practiced throughout the Company.

     (iii) On-going business process reviews and redesigns to be more efficient and cost effective, including the assembly of Company-wide teams to implement one common computer system across the Company.

     (iv) Continued evolution of information and key metric reporting to focus managers on achieving the specific operating objectives mentioned above.

     Olympic believes its depth of management, strategically located facilities, information systems, reputation for quality and customer service, extensive and experienced sales force, and supplier relationships provide a strong foundation for implementation of its strategy. Certain elements of the Company's strategy are set forth in more detail below.

     INVESTMENT IN VALUE-ADDED PROCESSING EQUIPMENT. An integral part of the Company's growth has been the purchase of major processing equipment and construction of facilities. The Company's philosophy is that equipment purchases should be driven by customer demand. Olympic will continue to invest in processing equipment to support such demand. When the results of sales and marketing efforts indicate that there is sufficient customer demand for a particular product or service, the Company will purchase the equipment to satisfy that demand. In addition, the Company is constantly evaluating existing equipment to ensure that it remains productive. This includes upgrading, replacing, redeploying, or disposing equipment wherever necessary.

     In 1987, the Company constructed a facility to house its first major piece of processing equipment, a heavy gauge, cut-to-length line. The Company now has 98 major pieces of processing equipment. Certain equipment was purchased directly from equipment manufacturers while the balance was acquired in the Company's acquisitions of other steel service centers and related businesses.

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

     The Company constructed and equipped an additional 190,000 square foot temper mill, sheet processing, and plate burning facility in Bettendorf, Iowa, which became operational in 1998. This facility services agricultural equipment manufacturers and plate fabricators located in the central states region.

     In 1995, the Company constructed a 112,200 square foot facility in Minneapolis which now houses 11 laser, plasma and oxygen burning tables and shot blasting equipment. Additional plate burning equipment has been added in Philadelphia and Connecticut as well. In September 1999, the Company completed construction of an 87,000 square foot facility in Chambersburg, Pennsylvania to house existing machining centers as well as two new pieces of plate processing equipment. These investments in plate processing equipment have allowed the Company to further increase its higher value-added processing services. The Company believes it is among the largest processors and distributors of steel plate in the United States.

     In addition to the plate burning and temper mill investments described above, the Company has also invested in a new slitter for the Detroit operation, which became operational in 2000. In 2002, the Company plans to invest in a new slitter for its Minneapolis Coil facility and additional plate processing equipment for its Minneapolis Plate facility. As part of its strategy to evaluate and upgrade or replace non-productive equipment, in many cases the new equipment has replaced multiple pieces of older, less efficient equipment.

     The expansion of the Company's coil and plate processing capabilities was made in response to the growing trend among capital equipment manufacturers to outsource non-core production processes, such as plate processing, and to concentrate on engineering, design and assembly. The Company expects to further benefit from this trend.

     SALES AND MARKETING. The Company believes that its commitment to quality, service and just-in-time delivery has enabled it to build and maintain strong customer relationships, while expanding its geographic growth through the continued upgrading and addition of sales personnel and the value-added services provided.

     The Company is continuously analyzing its customer base to ensure that strategic customers are properly targeted and serviced, while focusing its efforts to supply and service its larger customers on a national account basis. The national account program has successfully resulted in selling to multi-location customers from multi-location Olympic facilities. In addition, the Company offers business solutions to its customers through value-added and value-engineered services.

     The Company initiated a "Flawless execution" program (Fe) in 1998, which is a commitment that every Olympic employee makes to provide superior customer service while striving to exceed customer expectations. The Fe program includes tracking actual on-time delivery and quality performance against objectives, and the appointment of Fe teams and leaders to improve efficiencies and streamline processes at each operation.

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

     ACQUISITIONS. Although the Company has focused on start-up and internal operations over the last 3 years, it has made seven acquisitions of other steel service centers or processors since 1987. Its most recent acquisition was the June 1998 strategic acquisition of JNT Precision Machining (JNT), a machining center located in Pennsylvania. The Company's long-term strategy is to expand geographically by making acquisitions of steel service centers, processors and related businesses.

     INVESTMENTS IN JOINT VENTURES. The Company has diversified its selling and processing capabilities for its customers by participating in the following joint venture relationships:

     Olympic Laser Processing (OLP), a 50% owned joint venture, was formed in 1997 with the U.S. Steel Group of USX Corporation. OLP constructed a facility in Michigan equipped with two automated laser-welding lines and two manual-feed lines, which are all in production. OLP produces laser-welded sheet steel blanks for the automotive industry. Although OLP's ramp-up to capacity has been slower than expected, demand for laser-welded parts is expected to continue growing due to cost benefits, and reduced scrap and auto body weight. OLP began operating profitably over the last nine months of 2001. OLP obtained its QS-9000 quality certification in 1998.

     In December 1997, the Company invested in a 49% interest in Trumark Steel & Processing (TSP), a joint venture formed in eastern Michigan with Michael J. Guthrie and Carlton L. Guthrie (the Guthries). TSP was formed to support the flat-rolled steel requirements of the automotive industry as a Minority Business Enterprise (MBE). TSP obtained certification as a MBE from the Michigan Minority Business Development Council in December 1998, and obtained its QS-9000 quality certification in January 1999.

     DEPTH OF MANAGEMENT. The Company attributes a portion of its success to the depth of its management. In addition to its principal executive officers, the Company's management team includes four Regional Vice Presidents, its Vice-Presidents of Sales and Marketing, New Business Development, and Human Resources, eight General Managers, its Directors of Investor Relations, Taxes & Risk Management, Materials Management and Corporate Projects, its Credit Manager and its Corporate Controller. Members of the management team have a diversity of backgrounds within the steel industry, including management positions at steel producers and other steel service centers. They average 20 years of experience in the steel industry and 10 years with the Company. This depth of management allows the Company to pursue and implement its strategic plans.

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

     The following table sets forth the major pieces of processing equipment in operation by geographic region:

PROCESSING
EQUIPMENT                  (A) EASTERN REGION   (B) CENTRAL REGION   (C) DETROIT   (D) MINNEAPOLIS   (E) JOINT VENTURES   TOTAL
----------                 ------------------   ------------------   -----------   ---------------   ------------------   -----
Cutting-to-length........           5                    5                2               3                                15
Blanking presses.........                                                 4                                                 4
Tempering (f)............           2                    2                                1                                 5
Plate processing.........           7                    8                               11                                26
Slitting.................           4                                     2               2                  1              9
Shearing (g).............                                4                                5                  3             12
Roll forming.............                                2                                                                  2
Machining................          18                                                                                      18
Shot blasting/grinding...           1                    1                                1                                 3
Laser welding............                                                                                    4              4
                                   --                   --                --             --                  --            --
     Total...............          37                   22                8              23                  8             98
                                   ==                   ==                ==             ==                  ==            ==

---------------

(a) Consists of four facilities located in Connecticut, Pennsylvania and Georgia.

(b) Consists of six facilities located in Ohio, Illinois, and Iowa.

(c) Consists of one facility located in Michigan, primarily serving the automotive industry.

(d) Consists of two facilities located in Minnesota.

(e) Consists of two facilities located in Michigan, primarily serving the automotive industry.

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

CUSTOMERS AND DISTRIBUTION

     The Company has a diversified customer and geographic base, which reduces the inherent cyclicality of its business. The concentration of net sales to the Company's top 20 customers approximated 27% of net sales in 2001 compared to 26% in 2000. In addition, the Company's largest customer accounted for approximately 4% of net sales in both 2001 and 2000. Major domestic customers include manufacturers and fabricators of transportation and material handling equipment, automobiles, construction and farm machinery, storage tanks, environmental equipment, appliances, food service and electrical equipment, as well as general and plate fabricators, and steel service centers. Sales to the three largest U.S. automobile manufacturers and their suppliers, made principally by the Company's Detroit operation, and sales to other steel service centers, accounted for approximately 15% and 11%, respectively, of the Company's net sales in 2001, and 15% and 12% of net sales in 2000.

     While the Company ships products throughout the United States, most of its customers are located in the midwestern, eastern and southern regions of the United States. Most domestic customers are located within a 250-mile radius of one of the Company's processing facilities, thus enabling an efficient delivery system capable of handling a high frequency of short lead-time orders. The Company transports most of its products directly to customers via dedicated independent trucking firms, although the Company also owns and operates some trucks in different locations to facilitate short-distance, multi-stop deliveries. Products sold to foreign customers are shipped either directly from the steel producers to the customer or to an intermediate processor, and then to the customer by rail, truck or ocean carrier.

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

SUPPLIERS

     Olympic concentrates on developing relationships with high-quality domestic integrated and mini mills, as well as foreign steel producers. The Company is a major customer of flat-rolled coil and plate for many of its principal suppliers, but is not dependent on any one supplier. The Company purchases in bulk from steel producers in quantities that are efficient for such producers. This enables the Company to maintain a continued source of supply at what it believes to be competitive prices. Olympic believes the accessibility and proximity of its facilities to major domestic steel producers, and its prompt pay practices, will continue to be an important factor in maintaining strong relationships with them.

     The Company purchases flat-rolled steel at regular intervals from a number of domestic and foreign producers of primary steel. The Company believes that its relationships with its suppliers are good. The Company has no long-term commitments with any of its suppliers.

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

     DIFFERENTIATED SERVICES TO CUSTOMERS. The Company's information systems allow it to provide value-added services to customers, including quality control and on-time delivery monitoring and reporting, just-in-time inventory management and shipping services and EDI communications.

     INTERNAL COMMUNICATIONS. The Company believes that its ability to quickly and efficiently share information across its operations is critical to the Company's success. The Company continues to invest in various communications and workgroup technologies, which enables employees to remain effective and responsive.

     E-COMMERCE AND ADVANCED CUSTOMER INTERACTION. The Company is actively involved in electronic commerce initiatives, including buying or selling steel on the primary Internet auction sites for steel as well as participating in customer e-procurement initiatives. Olympic has extranet sites for specific customers, which are integrated with the Company's internal business systems to streamline the costs and time associated with processing these electronic transactions.

     Additionally, the Company has initiated a project to implement a new management information system (ERP). The new system will integrate all of the business units of the Company and will provide a common foundation for future growth. The new system is expected to become operational in 2004.

EMPLOYEES

     At December 31, 2001, the Company employed 846 people. Approximately 260 of the Company's hourly plant personnel at the Minneapolis and Detroit facilities are represented by four separate collective bargaining units. The two collective bargaining agreements at Detroit expire in July 2002 and June 2004. The agreements covering personnel at the Minneapolis facilities expire in September 2002 and March 2003. The Company has never experienced a work stoppage and believes that its relationship with its employees is good.

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

     Steel service centers maintain substantial inventories of steel to accommodate the short lead times and just-in-time delivery requirements of their customers. Accordingly, the Company purchases steel in an effort to maintain its inventory at levels that it believes to be appropriate to satisfy the anticipated needs of its customers based upon historic buying practices, contracts with customers and market conditions. The Company's commitments for steel purchases are generally at prevailing market prices in effect at the time the Company places its orders. The Company has no long-term, fixed-price steel purchase contracts. When raw material prices increase, competitive conditions will influence how much of the steel price increases can be passed on to the Company's customers. When raw material prices decline, customer demands for lower prices could result in lower sale prices and, as the Company uses existing steel inventory, lower gross margins. Changing steel prices therefore could adversely affect the Company's net sales, gross margins and net income.

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

     Sales of the Company's products for use in the automotive industry accounted for approximately 15% of the Company's net sales in both 2001 and 2000. Such sales include sales directly to automotive manufacturers and to manufacturers of automotive components and parts. The automotive industry experiences significant fluctuations in demand based on numerous factors such as general economic conditions and consumer confidence. The automotive industry is also subject, from time to time, to labor work stoppages. Any prolonged disruption in business arising from work stoppages by automotive manufacturers or by steel manufacturers could have a material adverse effect on the Company's results of operations.

EFFECTS OF INFLATION AND PRICING FLUCTUATIONS

     Inflation generally affects the Company by increasing the cost of personnel, transportation services, processing equipment, purchased steel, energy, and borrowings under the Company's credit facility. Inflation did not have a material effect on the Company's financial results in 2001. However, declining market interest rates on the Company's variable rate debt had a favorable impact on the Company's cost of borrowings in 2001. When raw material prices decline, as in 2001, customer demands for lower costed product result in lower selling prices. Declining steel prices therefore adversely affected the Company's net sales and net income in 2001.

FORWARD-LOOKING INFORMATION

     This document contains various forward-looking statements and information that are based on management's beliefs as well as assumptions made by and information currently available to management. When used in this document, the words "anticipate," "expect," "believe," "estimated," "project," "plan" and similar expressions are intended to identify forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks, uncertainties and assumptions including, but not limited to: general business and economic conditions; competitive factors such as the availability and pricing of steel and fluctuations in demand, specifically in the automotive, transportation, and other service centers markets served by the Company; layoffs or work stoppages by the Company's, suppliers', or customers' personnel; potential equipment malfunction; equipment installation delays; the adequacy of information technology and business system software investment; the successes of its joint ventures; the successes of the Company's strategic efforts and initiatives to increase sales volumes, improve cash flows and reduce debt, maintain or improve inventory turns and reduce its costs. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, expected, believed, estimated, projected or planned. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date hereof.

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

                                             SQUARE                                   OWNED OR
OPERATION                LOCATION             FEET               FUNCTION              LEASED
---------       ---------------------------  -------   -----------------------------  ---------
Cleveland       Bedford Heights, Ohio (1)    127,000   Corporate headquarters and         Owned
                                                       coil processing and
                                                       distribution center
                Bedford Heights, Ohio (1)    121,500   Coil processing, distribution      Owned
                                                       center and offices
                Bedford Heights, Ohio (1)     59,500   Plate processing,                 Leased(2)
                                                       distribution center and
                                                       offices
                Cleveland, Ohio              118,500   Roll form processing,              Owned
                                                       distribution center and
                                                       offices
  Minneapolis   Plymouth, Minnesota          196,800   Coil processing, distribution      Owned
                                                       center and offices
                Plymouth, Minnesota          112,200   Plate processing,                  Owned
                                                       distribution center and
                                                       offices
  Lafayette     Detroit, Michigan            256,000   Coil processing, distribution      Owned
                                                       center and offices
  South         Winder, Georgia              240,000   Coil processing, distribution      Owned
                                                       center and offices
  Iowa          Bettendorf, Iowa             190,000   Coil and plate processing,         Owned
                                                       distribution center and
                                                       offices
  Connecticut   Milford, Connecticut         134,000   Coil and plate processing,         Owned
                                                       distribution center and
                                                       offices
  Chicago       Schaumburg, Illinois (3)      80,500   Coil processing, distribution      Owned
                                                       center and offices
  Philadelphia  Lester, Pennsylvania          92,500   Plate processing,                 Leased
                                                       distribution center and
                                                       offices
  Chambersburg  Chambersburg, Pennsylvania    87,000   Plate processing and               Owned
                                                       machining, distribution
                                                       center and offices

---------------

(1) The Bedford Heights facilities are all adjacent properties.

(2) This facility is leased from a related party pursuant to the terms of a triple net lease for $195,300 per year. The lease was renewed in June 2000 for a 10-year term, with one remaining renewal option for an additional 10 years.

(3) In 2000, the Company consolidated its Chicago operations in the Schaumburg, Illinois facility. The Company's former Elk Grove Village facility is included in assets held for sale on the accompanying consolidated balance sheets as of December 31, 2001 and 2000.

     The Company's international sales office is located in Miami, Florida. The Company also has invested in two joint ventures which each own a facility in Michigan. All of the properties listed in the table as owned are subject to mortgages securing industrial revenue bonds, term loans and the Company's credit facility. Management believes that the Company will be able to accommodate its capacity needs for the immediate future at its existing facilities.

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

     Michael D. Siegal, age 49, has served as Chief Executive Officer of the Company since 1984, and as Chairman of the Board of Directors since 1994. From 1984 until January 2001, he also served as President. He has been employed by the Company in a variety of capacities since 1974. Mr. Siegal is a member of the Board of Directors of the Steel Service Center Institute (SSCI). He previously served as National Chairman of Israel Bonds and presently serves as Vice Chairman of the Development Corporation for Israel and as an officer for the Cleveland Jewish Community Federation. He is also a member of the Board of Directors of American National Bank (Cleveland, Ohio).

     David A. Wolfort, age 49, has served as Chief Operating Officer since 1995 and a director of the Company since 1987. Mr. Wolfort assumed the additional title of President in January 2001. He previously served as Vice President -Commercial from 1987 to 1995, after having joined the Company in 1984 as General Manager. Mr. Wolfort's duties include the management of all sales, purchasing and operational aspects of each region. Prior to joining the Company, Mr. Wolfort spent eight years with Sharon Steel, a primary steel producer, in a variety of sales assignments. Mr. Wolfort is the Chairman of SSCI's Political Action Committee and serves as Past Chairman of SSCI's Governmental Affairs Committee. He is also a member of the Northern Ohio Regional Board of the Anti-Defamation League.

     Richard T. Marabito, age 38, serves as the Company's Chief Financial Officer (CFO) and Treasurer. He joined the Company in 1994 as Corporate Controller and Treasurer and served in these capacities until being named CFO in March 2000. Prior to joining the Company, Mr. Marabito served as Corporate Controller for Waxman Industries, Inc., a publicly traded wholesale distribution company. Mr. Marabito is a certified public accountant, and was employed from 1985 to 1990 by Arthur Andersen LLP in its audit division. Mr. Marabito also serves as a director for the Company's two joint ventures.

     Mr. Heber MacWilliams, age 58, serves as Vice President-Management Information Systems, and has been employed by the Company since 1994. Prior to joining the Company, Mr. MacWilliams spent 14 years as partner in charge of management consulting at Walthall & Drake, a public accounting firm in Cleveland, Ohio. Mr. MacWilliams is also a member of the faculty of the Weatherhead School of Management at Case Western Reserve University in Cleveland, Ohio.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

     The Company's Common Stock trades on NASDAQ under the symbol "ZEUS." The following table sets forth, for each quarter in the two year period ended December 31, 2001, the high and low closing prices of the Company's Common Stock on NASDAQ:

                                                              HIGH     LOW
                                                              -----   -----
2001
  First quarter.............................................  $3.06   $1.94
  Second quarter............................................   4.24    2.16
  Third quarter.............................................   4.05    2.95
  Fourth quarter............................................   3.95    2.15

2000
  First quarter.............................................  $5.13   $3.88
  Second quarter............................................   5.00    3.50
  Third quarter.............................................   4.06    2.50
  Fourth quarter............................................   2.81    1.88

HOLDERS OF RECORD

     February 26, 2002, the Company believed there were approximately 3,000 beneficial holders of the Company's Common Stock.

DIVIDENDS

     The Company presently retains all of its earnings, and anticipates that all of its future earnings will be retained to finance the expansion or upgrading of its business and does not anticipate paying cash dividends on its Common Stock in the foreseeable future. Any determination to pay cash dividends in the future will be at the discretion of the Board of Directors after taking into account various factors, including the Company's financial condition, results of operations, current and anticipated cash needs, plans for expansion and restrictions under the Company's credit agreements.

SHAREHOLDER RIGHTS PLAN

     On February 15, 2000, the Company filed a Form 8-K relative to the adoption of a shareholder rights plan.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth selected data of the Company for each of the five years in the period ended December 31, 2001. The data presented should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere in this report.

                                                    FOR THE YEARS ENDED DECEMBER 31,
                                          ----------------------------------------------------
                                            2001       2000       1999       1998       1997
                                          --------   --------   --------   --------   --------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
TONS SOLD DATA:
  Direct................................       961      1,038      1,065      1,070      1,111
  Toll (a)..............................       131        165        207        231        219
     Total..............................     1,092      1,203      1,272      1,301      1,330

INCOME STATEMENT DATA:
Net sales (a)...........................  $416,294   $520,359   $525,785   $576,769   $608,714
Cost of sales...........................   316,233    411,624    401,028    455,544    483,071
Gross margin (a)........................   100,061    108,735    124,757    121,225    125,643
Operating expenses (b)..................    98,428    110,247    111,155    125,764    103,536
Operating income (loss).................     1,633     (1,512)    13,602     (4,539)    22,107
Income (loss) from joint ventures.......      (160)    (1,425)    (1,032)      (322)        11
Interest expense........................     6,144      6,258      4,315      3,856      4,172
Receivable securitization expense.......     1,260      3,724      3,119      3,773      3,791
Income (loss) before taxes..............    (5,931)   (12,919)     5,136    (12,490)    14,155
Income taxes............................    (2,283)    (4,198)     1,977     (4,059)     5,308
Net income (loss).......................  $ (3,648)  $ (8,721)  $  3,159   $ (8,431)  $  8,847
Basic and diluted net income (loss) per
  share.................................  $  (0.38)  $  (0.90)  $   0.30   $  (0.79)  $   0.83
Weighted average shares outstanding.....     9,588      9,677     10,452     10,692     10,692

BALANCE SHEET DATA:
Current assets (c)......................  $117,269   $103,837   $137,513   $132,080   $142,175
Current liabilities.....................    32,455     32,672     36,248     43,225     37,126
Working capital (c).....................    84,814     71,165    101,265     88,855    105,049
Total assets (c)........................   235,415    224,929    267,007    256,108    265,534
Total debt (c)..........................    84,499     68,009     93,426     76,520     79,924
Shareholders' equity....................   121,272    124,920    136,820    137,743    146,174

---------------

(a) Net sales and gross margin generated from toll tons sold represented less than 5% of net sales and gross margin dollars for all years presented.

(b) 2000 and 1998 operating expenses include asset impairment charges of $1,178 and $19,056, respectively.

(c) 2000, 1999, 1998, and 1997 reflect the sale of $48,000, $52,000, $57,000, and $64,000, respectively, of accounts receivable under the Company's former accounts receivable securitization program.

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

     The Company's two joint ventures include: Laser Processing (OLP), a company that processes laser welded sheet steel blanks for the automotive industry; and Trumark Steel & Processing (TSP), a Minority Business Enterprise (MBE) company supporting the flat-rolled steel requirements of the automotive industry. The Company's 50% interest in OLP and 49% interest in TSP are accounted for under the equity method. The Company guarantees portions of outstanding debt under both of the joint venture companies' bank credit facilities. As of December 31, 2001, Olympic guaranteed 50% of OLP's $18.8 million and 49% of TSP's $2.1 million of outstanding debt on a several basis.

     Financing costs historically included interest expense on debt and costs associated with the Company's accounts receivable securitization program (the Financing Costs). In connection with the refinancing of its bank credit agreement on June 28, 2001 (the New Credit Facility), the Company's accounts receivable securitization program was terminated, resulting in the repurchase of $42.0 million of accounts receivable previously sold. Receivable securitization costs were based on commercial paper rates calculated on the amount of receivables sold.

     The Company sells certain products internationally, primarily in Puerto Rico and Mexico. All international sales and payments are made in United States dollars. These sales historically involve the Company's direct representation of steel producers and may be covered by letters of credit or trade receivable insurance. Typically, international sales are more transactional in nature with lower gross margins than domestic sales. Domestic steel producers generally supply domestic customers before meeting foreign demand, particularly during periods of supply constraints. International sales have represented less than 4% of net sales in each of the last three years.

     Because the Company conducts its operations generally on the basis of short-term orders, backlog is not a meaningful indicator of future performance.

RESULTS OF OPERATIONS

     The following table sets forth certain income statement data expressed as a percentage of net sales:

                                                    2001     2000       1999
                                                    -----    -----      -----
Net sales.......................................    100.0%   100.0%     100.0%
Cost of sales...................................     76.0     79.1       76.3
                                                    -----    -----      -----
  Gross margin..................................     24.0     20.9       23.7
Operating expenses before asset impairment
  charge........................................     23.6     21.0       21.1
Asset impairment charge.........................       --      0.2         --
                                                    -----    -----      -----
  Operating income (loss).......................      0.4     (0.3)       2.6
Loss from joint ventures........................       --     (0.3)      (0.2)
Interest and receivable securitization
  expense.......................................      1.8      1.9        1.4
                                                    -----    -----      -----
  Income (loss) before taxes....................     (1.4)    (2.5)       1.0
Income taxes....................................     (0.5)    (0.8)       0.4
                                                    -----    -----      -----
  Net income (loss).............................     (0.9)%   (1.7)%      0.6%
                                                    =====    =====      =====

2001 COMPARED TO 2000

     Tons sold decreased 9.2% to 1,092 in 2001 from 1,203 thousand in 2000. Tons sold in 2001 included 961 thousand from direct sales and 131 thousand from toll processing, compared with 1,038 thousand from direct sales and 165 thousand from toll processing in 2000. The decreases in direct and toll tons sold were attributable to depressed customer demand across substantially all markets served by the Company.

     Net sales decreased $104.1 million, or 20.0%, to $416.3 million in 2001 from $520.4 million in 2000. Average selling prices decreased 11.9% due to depressed steel pricing. In 2001, average domestic hot-rolled prices declined approximately 25% over 2000, and reached a 30-year low by the end of 2001. In 2002, steel pricing has increased. However, the long-term pricing index will be directly impacted by the pending U.S. Government Section 201 steel trade investigation, continued closure of domestic steel production facilities, and global currency fluctuations.

     As a percentage of net sales, gross margin increased to 24.0% in 2001 from 20.9% in 2000. The increase reflects the benefit of lower raw material costs in 2001 and the Company's reduction of its inventory levels in 2000.

     Operating expenses in 2001 decreased $11.8 million or 10.7% from 2000. Excluding the asset impairment and the incremental accounts receivable reserve charge in 2000, operating expenses decreased $9.1 million or 8.5%. For the year, warehouse and processing expense combined with distribution expense declined $7.2 million or 13.4%, primarily as a result of managing variable costs associated with the decrease in tons sold as well as workforce reductions implemented over the course of 2001. Administrative and general expense decreased $2.2 million or 7.9% due to the cost reduction efforts of the Company and the absence of over $600 thousand of non-recurring consulting fees incurred in 2000. Excluding the $1.5 million incremental accounts receivable reserve charge in 2000, selling expense declined $626 thousand or 4.9%. Depreciation and amortization expense increased by $862 thousand or 9.3% as a result of the deferred financing fee amortization associated with the Company's New Credit Facility. On a per ton basis excluding the 2000 charges, operating expenses increased .7% to $90.10 from $89.45 in 2000. As a percentage of net sales excluding the charges in 2000, operating expenses increased to 23.6% from 20.7%, primarily as a result of depressed selling prices.

     Loss from joint ventures totaled $160 thousand in 2001 compared to $1.4 million in 2000. The Company's losses from OLP totaled $192 thousand in 2001 compared to $1.4 million in 2000. OLP began operating profitably over the last nine months of 2001. TSP contributed $32 thousand of income in 2001 compared to losses of $67 thousand in 2000.

     Financing Costs decreased $2.6 million, or 25.8%, to $7.4 million in 2001 from $10.0 million in 2000. The decrease between years is attributable to a $36.0 million reduction in average borrowing levels inclusive of accounts receivables sold under the receivable securitization program. The Company's effective bank borrowing rate increased to 8.8% from 8.3% in 2000. The Company's New Credit Facility significantly increases its borrowing rates.

     Loss before taxes for 2001 totaled $5.9 million compared to $12.9 million in 2000. Excluding the asset impairment and the incremental accounts receivable reserve charge in 2000, loss before taxes totaled $10.3 million. In 2001, the income tax benefit approximated 38.5% of loss before taxes, compared to a 32.5% benefit in 2000. The lower tax rate in 2000 is primarily attributable to a valuation reserve against the realizability of certain tax assets. If the Company were to incur losses before taxes in the future, the realization of the tax benefit of such losses would be uncertain.

     Net loss totaled $3.6 million, or $.38 per share in 2001, compared to a net loss of $8.7 million, or $.90 per share in 2000. Excluding the asset impairment and the incremental accounts receivable reserve charge in 2000, net loss totaled $6.4 million or $.66 per share.

     Weighted average shares outstanding totaled 9.6 million in 2001, compared to 9.7 million in 2000.

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

     As a percentage of net sales, gross margin decreased to 20.9% in 2000 from 23.7% in 1999. The decrease was attributable to the significant and continuous decline in steel prices since April 2000, as well as the Company's initiative to reduce its inventory levels in response to depressed customer demand. Base domestic hot rolled pricing declined by approximately 35% from April to December 2000.

     Operating expenses in 2000 included a $1.2 million asset impairment charge to reduce the net book value of certain equipment to its estimated sale value. The Company also recorded $1.5 million of incremental accounts receivable reserves for collectibility concerns. Excluding the impact of these charges in 2000, operating expenses decreased $3.6 million or 3.2% from 1999. On a per ton basis excluding the charges, operating expenses increased 2.4% to $89.45 from $87.36 in 1999. Operating expenses, specifically distribution and occupancy expense, were also adversely affected by rising energy costs in 2000. As a percentage of net sales before the charges, operating expenses decreased to 20.7% from 21.1% in 1999. The decrease was primarily due to strategic initiatives to reduce controllable expenses, which began with the Company's strategic planning efforts in late 1999. Costs associated with the strategic planning initiative, which concluded in March 2000, approximated $600 thousand in both 2000 and 1999.

     Loss from joint ventures totaled $1.4 million in 2000, compared to $1.0 million in 1999. The Company's losses from OLP totaled $1.4 million in 2000 compared to $1.0 million last year, while TSP operated at approximately breakeven for both years.

     Financing Costs increased 34.3% to $10.0 million in 2000 from $7.4 million in 1999. Total average borrowings outstanding in 2000 increased approximately $4.9 million. However, total borrowings outstanding at December 31, 2000 reflected a $25.4 million, or 27.2% reduction from December 31, 1999, primarily due to lower inventory levels. The Company's overall effective borrowing rate was 8.3% in 2000, compared to 6.9% in 1999. Costs associated with the accounts receivable securitization program increased $605 thousand or 19.4%. The effective borrowing rate on the securitization program increased to 7.0% in 2000 from 5.9% in 1999.

     Loss before taxes for 2000 totaled $12.9 million compared to income before taxes of $5.1 million in 1999. Excluding the asset impairment and the incremental accounts receivable reserve charge in 2000, loss before taxes totaled $10.3 million. In 2000, the income tax benefit approximated 32.5% of loss before taxes, compared to income tax expense recorded at 38.5% of income before taxes in 1999. The lower tax rate in 2000 was primarily attributable to a valuation reserve against certain tax assets.

     Net loss totaled $8.7 million or $.90 per share in 2000, compared to net income of $3.2 million or $.30 per share in 1999. Excluding the asset impairment and the incremental accounts receivable reserve charge in 2000, net loss totaled $6.4 million or $.66 per share.

     During 2000, the Company repurchased 760 thousand shares of its Common Stock. Weighted average shares outstanding totaled 9.7 million in 2000, compared to 10.5 million in 1999.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal capital requirements are to fund its working capital needs, its upgrade of information technology and business system software, the purchase and upgrading of processing equipment and facilities, and its investments in joint ventures. The Company uses cash generated from operations, leasing transactions, and its credit facility to fund these requirements.

     Working capital at December 31, 2001 increased $13.6 million from the end of 2000. The increase is attributable to the $42.0 million receivable repurchase offset by a $17.1 million reduction in inventory and a $14.5 million reduction in gross accounts receivable inclusive of the $48.0 million of receivables sold as of December 31, 2000.

     Net cash used for operating activities primarily represents earnings plus non-cash charges for depreciation, amortization and losses from joint ventures, as well as changes in working capital. During 2001, $13.2 million of net cash was used for operating activities, consisting of $4.0 million of cash generated from earnings and non-cash charges less $17.2 million of cash used for working capital components. Included in the working capital component is $42.0 million used to repurchase accounts receivable previously sold under the accounts receivable securitization program, which was terminated in connection with the Company's refinancing on June 28, 2001. Offsetting this use of cash was a $17.1 million reduction of inventory.

     Net cash used for investing activities in 2001 totaled $3.6 million, consisting primarily of information technology spending and contributions to the Company's joint ventures. The Company's 2002 capital spending plan approximates $6.0 million, approximately one-half of which will be spent on the development of a common computer system for the Company and other information technology upgrades. The remaining capital spending plan includes a new slitter for the Minneapolis Coil facility and new plate processing equipment for the Minneapolis Plate facility, as well as maintenance spending for the Company's existing buildings and equipment.

     Cash flows from financing activities totaled $16.5 million, and primarily consisted of $48.0 million of borrowings on the Company's New Credit Facility to repurchase the securitized receivables, offset by a net $31.5 million reduction in total debt in 2001.

     On June 28, 2001, the Company entered into a new 3-year, $135.0 million secured bank financing agreement (the New Credit Facility). The New Credit Facility replaces the former bank credit agreement, accounts receivable securitization facility, and taxable rate note financing. The New Credit Facility is secured by the Company's accounts receivable, inventories, and substantially all property and equipment. Borrowings under the New Credit Facility are limited to the lesser of a borrowing base, comprised of eligible receivables, inventories and property and equipment, or $135.0 million in the aggregate. The Company has the option to borrow based on the agent bank's base rate or London Interbank Offered Rates (LIBOR) plus a premium (the Premium). Beginning in 2002, the Premium may increase or decrease by 25 basis points based on excess availability under the New Credit Facility. Based on the Company's excess availability at December 31, 2001, the Company's Premium will decrease 25 basis points effective March 1, 2002. Monthly principal repayments of $167 thousand commence April 1, 2002 on a term loan component of the New Credit Facility.

     The New Credit Facility requires the Company to comply with various covenants, the most significant of which include: (i) minimum excess availability of $10.0 million, (ii) a minimum fixed charge coverage ratio, which commences in December 2002, (iii) restrictions on additional indebtedness, and
(iv) limitations on capital expenditures. The Company was in compliance with its various covenants at December 31, 2001.

     As of December 31, 2001, the Company had approximately $34.2 million of excess availability under the its New Credit Facility. The Company believes that funds available under its New Credit Facility, together with funds generated from operations, will be sufficient to provide the Company with the liquidity necessary to fund its anticipated working capital requirements, capital expenditure requirements, and scheduled debt maturities over the next 12 months. Capital requirements are subject to change as business conditions warrant and opportunities arise.

RECENT ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standard No. 141 (SFAS No. 141), "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." The statements are effective for the Company on January 1, 2002. These statements result in modifications relative to the Company's accounting for goodwill and other intangible assets. Specifically, the Company ceased goodwill amortization beginning January 1, 2002. Additionally, intangible assets, including goodwill, are subjected to new impairment testing criteria. Other than the cessation of goodwill amortization, which approximated $104 thousand annually, the Company has not determined the impact of adoption on the Company's financial statements. The determination of an impairment charge is expected to be completed by the fourth quarter of 2002. Total goodwill, net of accumulated amortization, was $3.4 million at December 31, 2001.

ITEM 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company is exposed to the impact of interest rate changes and fluctuating steel prices. The Company has not entered into interest rate or steel commodity transactions for speculative purposes or otherwise.

     Inflation generally affects the Company by increasing the cost of personnel, transportation services, processing equipment, purchased steel, energy, and borrowings under the Company's credit facility. Inflation did not have a material effect on the Company's financial results in 2001. However, declining market interest rates on the Company's variable rate debt had a favorable impact on the Company's cost of borrowings in 2001. When raw material prices decline, as in 2001, customer demands for lower costed product result in lower selling prices. Declining steel prices therefore adversely affected the Company's net sales and net income in 2001.

     Olympic's primary interest rate risk exposure results from floating rate debt. If interest rates were to increase 100 basis points (1.0%) from December 31, 2001 rates, and assuming no changes in debt from December 31, 2001 levels, the additional annual interest expense to the Company would be approximately $533 thousand. The Company currently does not hedge its exposure to floating interest rate risk.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and
the Board of Directors of
Olympic Steel, Inc.:

     We have audited the accompanying consolidated balance sheets of Olympic Steel, Inc. (an Ohio corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Olympic Steel, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

                                          Arthur Andersen LLP

Cleveland, Ohio,
January 28, 2002.

ITEM 8.  FINANCIAL STATEMENTS

                              OLYMPIC STEEL, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
             FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999
                     (in thousands, except per share data)

                                                               2001        2000        1999
                                                             --------    --------    --------
Net sales..................................................  $416,294    $520,359    $525,785
Cost of sales..............................................   316,233     411,624     401,028
                                                             --------    --------    --------
     Gross margin..........................................   100,061     108,735     124,757

Operating expenses
  Warehouse and processing.................................    30,409      34,137      35,226
  Administrative and general...............................    25,171      27,323      29,371
  Distribution.............................................    15,987      19,436      18,959
  Selling..................................................    12,226      14,353      15,176
  Occupancy................................................     4,551       4,598       4,571
  Depreciation and amortization............................    10,084       9,222       7,852
  Asset impairment charge..................................        --       1,178          --
                                                             --------    --------    --------
     Total operating expenses..............................    98,428     110,247     111,155
                                                             --------    --------    --------
     Operating income (loss)...............................     1,633      (1,512)     13,602
Loss from joint ventures...................................      (160)     (1,425)     (1,032)
                                                             --------    --------    --------
     Income (loss) before interest and taxes...............     1,473      (2,937)     12,570

Interest expense...........................................     6,144       6,258       4,315
Receivable securitization expense..........................     1,260       3,724       3,119
                                                             --------    --------    --------
     Income (loss) before taxes............................    (5,931)    (12,919)      5,136
Income taxes...............................................    (2,283)     (4,198)      1,977
                                                             --------    --------    --------
       Net income (loss)...................................  $ (3,648)   $ (8,721)   $  3,159
                                                             ========    ========    ========
       Basic and diluted net income (loss) per share.......  $  (0.38)   $  (0.90)   $   0.30
                                                             ========    ========    ========
       Weighted average shares outstanding.................     9,588       9,677      10,452

        The accompanying notes are an integral part of these statements.

                              OLYMPIC STEEL, INC.
                          CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2001 AND 2000
                                 (in thousands)

                                                                2001        2000
                                                              --------    --------
ASSETS
Cash........................................................  $  1,054    $  1,449
Accounts receivable.........................................    38,754       5,260
Inventories.................................................    72,287      89,404
Prepaid expenses and other..................................     3,514       5,911
Assets held for sale........................................     1,660       1,813
                                                              --------    --------
     Total current assets...................................   117,269     103,837
                                                              --------    --------
Property and equipment, at cost.............................   159,544     158,843
Accumulated depreciation....................................   (48,433)    (41,270)
                                                              --------    --------
     Net property and equipment.............................   111,111     117,573
                                                              --------    --------
Investments in joint ventures...............................        31          --
Goodwill....................................................     3,415       3,519
Other assets................................................     3,589          --
                                                              --------    --------
     Total assets...........................................  $235,415    $224,929
                                                              ========    ========
LIABILITIES
Current portion of long-term debt...........................  $  4,786    $  6,061
Accounts payable............................................    20,143      18,398
Accrued payroll.............................................     3,200       3,103
Other accrued liabilities...................................     4,326       5,110
                                                              --------    --------
     Total current liabilities..............................    32,455      32,672
                                                              --------    --------
Credit facility revolver....................................    24,359      28,422
Term loans..................................................    48,237      24,588
Industrial revenue bonds....................................     7,117       8,938
                                                              --------    --------
     Total long-term debt...................................    79,713      61,948
                                                              --------    --------
Deferred income taxes.......................................     1,975       4,568
Accumulated equity losses in joint ventures.................        --         821
                                                              --------    --------
     Total liabilities......................................   114,143     100,009
                                                              --------    --------
SHAREHOLDERS' EQUITY
Preferred stock, without par value, 5,000 shares authorized,
  no shares issued or outstanding...........................        --          --
Common stock, without par value, 20,000 shares authorized,
  9,631 and 9,331 issued and outstanding after deducting
  1,061 and 1,361 shares in treasury at December 31, 2001
  and 2000, respectively....................................    99,733      99,058
Officer note receivable.....................................      (675)         --
Retained earnings...........................................    22,214      25,862
                                                              --------    --------
     Total shareholders' equity.............................   121,272     124,920
                                                              --------    --------
     Total liabilities and shareholders' equity.............  $235,415    $224,929
                                                              ========    ========

      The accompanying notes are an integral part of these balance sheets.

                              OLYMPIC STEEL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                 (in thousands)

                                                                2001        2000        1999
                                                              --------    --------    --------
Cash flows from operating activities:
  Net income (loss).........................................  $ (3,648)   $ (8,721)   $  3,159
  Adjustments to reconcile net income (loss) to net cash
     from operating activities-
     Depreciation and amortization..........................    10,084       9,222       7,852
     Asset impairment charge................................        --       1,178          --
     Loss from joint ventures...............................       160       1,425       1,032
     Long-term deferred income taxes........................    (2,593)     (1,964)      3,024
                                                              --------    --------    --------
                                                                 4,003       1,140      15,067
Changes in working capital:
  Accounts receivable.......................................   (33,494)      4,590      (6,730)
  Inventories...............................................    17,117      30,181       1,822
  Prepaid expenses and other................................    (1,922)        706        (983)
  Accounts payable..........................................     1,745      (2,273)     (8,240)
  Accrued payroll and other accrued liabilities.............      (687)     (1,303)         90
                                                              --------    --------    --------
                                                               (17,241)     31,901     (14,041)
                                                              --------    --------    --------
       Net cash from (used for) operating activities........   (13,238)     33,041       1,026
                                                              --------    --------    --------
Cash flows from investing activities:
  Equipment purchases and deposits..........................      (450)     (4,523)     (6,688)
  Facility purchases and construction.......................      (214)       (230)     (4,115)
  Other capital expenditures, net...........................    (1,971)       (698)     (1,771)
  Investments in joint ventures.............................    (1,012)       (646)         --
                                                              --------    --------    --------
       Net cash used for investing activities...............    (3,647)     (6,097)    (12,574)
                                                              --------    --------    --------
Cash flows from financing activities:
  Credit facility revolver..................................    (4,063)    (19,470)     10,442
  Term loans and IRB's......................................    20,553      (5,947)      6,464
  Unexpended IRB funds......................................        --       1,668      (1,668)
  Repurchase of common stock................................        --      (3,179)     (4,082)
                                                              --------    --------    --------
       Net cash from (used for) financing activities........    16,490     (26,928)     11,156
                                                              --------    --------    --------
Cash:
  Net change................................................      (395)         16        (392)
  Beginning balance.........................................     1,449       1,433       1,825
                                                              --------    --------    --------
  Ending balance............................................  $  1,054    $  1,449    $  1,433
                                                              ========    ========    ========

        The accompanying notes are an integral part of these statements.

                              OLYMPIC STEEL, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                 (in thousands)

                                          COMMON       OFFICER NOTE      RETAINED
                                          STOCK         RECEIVABLE       EARNINGS
                                         --------      ------------      --------
Balance at December 31, 1998.........    $106,319         $  --          $31,424
  Net income.........................          --            --            3,159
  Repurchase of 601 common shares....      (4,082)           --               --
                                         --------         -----          -------
Balance at December 31, 1999.........     102,237            --           34,583
  Net loss...........................          --            --           (8,721)
  Repurchase of 760 common shares....      (3,179)           --               --
                                         --------         -----          -------
Balance at December 31, 2000.........      99,058            --           25,862
  NET LOSS...........................          --            --           (3,648)
  ISSUANCE OF STOCK TO OFFICER.......         675          (675)              --
                                         --------         -----          -------
BALANCE AT DECEMBER 31, 2001.........    $ 99,733         $(675)         $22,214
                                         ========         =====          =======

        The accompanying notes are an integral part of these statements.

                              OLYMPIC STEEL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999
           (dollars in thousands, except share and per share amounts)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of Olympic Steel, Inc. and its wholly-owned subsidiaries (collectively the Company or Olympic), after elimination of intercompany accounts and transactions. Investments in the Company's joint ventures are accounted for under the equity method. In 2000, cumulative losses in excess of investments made in the joint ventures are shown as a liability on the accompanying consolidated balance sheets.

NATURE OF BUSINESS

     The Company is a North American steel service center with 47 years of experience in specialized processing and distribution of large volumes of carbon, coated carbon and stainless steel, flat-rolled sheet, coil and plate, and tubular steel products from 13 facilities in eight midwestern and eastern states. The Company operates as one business segment.

ACCOUNTING ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CONCENTRATION RISKS

     The Company is a major customer of flat-rolled coil and plate steel for many of its principal suppliers, but is not dependent on any one supplier. The Company purchased approximately 13% and 17% of its total steel requirements from its single largest supplier in 2001 and 2000, respectively.

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

GOODWILL AND AMORTIZATION

     Goodwill includes the cost in excess of fair value of the net assets acquired and is being amortized on a straight-line method ranging from 15 to 40 years. The Company evaluates facts and circumstances to determine if the value of goodwill or other long-lived assets may be impaired. Goodwill amortization expense totaled $104 in 2001, 2000, and 1999. Accumulated amortization of goodwill totaled $464 at December 31, 2001 and $360 at December 31, 2000. See "Impact of New Accounting Standards" for further information regarding modifications to the Company's accounting for goodwill.

REVENUE RECOGNITION

     Revenue is recognized in accordance with the Securities and Exchange Commissions Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." For both direct and toll shipments, revenue is recognized when steel is shipped to the customer and title is transferred. Sales returns and allowances are treated as reductions to sales and are provided for based on historical experience and current estimates.

SHARES OUTSTANDING AND EARNINGS PER SHARE

     In April 1999 and July 2000, the Company's Board of Directors authorized programs, which expired in July 2001, to purchase up to an aggregate of 2 million shares of Olympic Common Stock. During 1999 and the first half of 2000, the Company repurchased 1 million shares at an average price of $5.86 per share. During the third quarter of 2000, the Company repurchased an additional 360,900 shares at an average price of $3.88 per share. Repurchased shares are held in treasury and are available for general corporate purposes.

     Earnings per share have been calculated based on the weighted average number of shares outstanding. Average shares outstanding were 9.6 million in 2001, 9.7 million in 2000, and 10.5 million in 1999. Basic and diluted earnings per share are the same, as the effect of outstanding stock options is not dilutive.

IMPACT OF NEW ACCOUNTING STANDARDS

     The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standard No. 141 (SFAS No. 141), "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." The statements are effective for the Company on January 1, 2002. These statements result in modifications relative to the Company's accounting for goodwill and other intangible assets. Specifically, the Company ceased goodwill amortization beginning January 1, 2002. Additionally, intangible assets, including goodwill, are subjected to new impairment testing criteria. Other than the cessation of goodwill amortization, which approximated $104 annually, the Company has not determined the impact of adoption on the Company's financial statements. The determination of an impairment charge is expected to be completed by the fourth quarter of 2002. Total goodwill, net of accumulated amortization, was $3,415 at December 31, 2001.

2.  ASSET IMPAIRMENT CHARGE:

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

3.  INVESTMENTS IN JOINT VENTURES:

     In 1997, the Company and the U.S. Steel Group of USX Corporation (USS) formed Olympic Laser Processing (OLP), a joint venture to process laser welded sheet steel blanks for the automotive industry. OLP is owned 50% by each of the companies. OLP constructed a facility in Michigan equipped with two automated laser-welding lines and two manual-feed lines, which are all in production. Since its formation, all OLP start-up costs have been expensed as incurred. The Company and USS each contributed $2,000 in cash to OLP upon formation and each guarantees, on a several basis, 50% of OLP's outstanding debt under its $20,000 bank loan agreement which expires on March 31, 2002. OLP is in the process of extending its bank loan agreement with expectations that an agreement will be completed before the March 31, 2002 expiration date. During 2001, the Company and USS each contributed $800 in cash to OLP. In 2000, the Company and USS each contributed $500 in cash to OLP. OLP bank debt outstanding at December 31, 2001 totaled $18,837. In 1997, the Company, Michael J. Guthrie and Carlton L. Guthrie (the Guthries) formed Trumark Steel & Processing, LLC (TSP), a joint venture to support the flat-rolled steel requirements of the automotive industry as a Minority Business Enterprise (MBE). Upon formation, the Company made a $147 cash contribution to TSP for its 49% ownership interest in the venture. Since its formation, all TSP start-up costs have been expensed as incurred. During 2001, the Company and the Guthries contributed $212 and $220 in cash to TSP, respectively. In 2000, the Company contributed $147 in cash to TSP. The Company and the Guthries severally guarantee outstanding debt under TSP's $3,880 demand note bank loan agreement in proportion to each member's ownership interest. TSP bank debt outstanding at December 31, 2001 totaled $2,104.

4.  ACCOUNTS RECEIVABLE:

     From 1995 to June 2001, the Company operated under an agreement to sell, on a revolving basis, through its wholly-owned subsidiary Olympic Steel Receivables LLC, an undivided interest in a designated pool of its trade accounts receivable. In connection with the refinancing of its bank credit agreement on June 28, 2001 (see Footnote 7), the Company's accounts receivable securitization program was terminated, resulting in the repurchase of $42,000 of accounts receivable previously sold. The repurchased receivables are reflected as an increase to accounts receivable and an increase to debt in the accompanying December 31, 2001 consolidated balance sheet. The accompanying December 31, 2000 consolidated balance sheet reflects the sale of $48,000 of receivables as a reduction of accounts receivable and debt under the then existing receivable securitization program. In conjunction with the termination of the receivable securitization program, the Company no longer incurs receivable securitization expense on its consolidated income statements.

     The average receivable pool sold totaled $21,093 in 2001 compared to $52,066 in 2000. Costs of the program, which primarily consisted of the purchaser's financing cost of issuing commercial paper backed by the receivables, totaled $1,260 in 2001, $3,724 in 2000, and $3,119 in 1999, and
have been classified as Receivable Securitization Expense in the accompanying consolidated statements of income. The program costs were based on commercial paper rates plus 65 basis points. The average program costs for 2001, 2000, and 1999 were 5.9%, 7.0%, and 5.9%, respectively.

     Accounts receivable are presented net of allowances for doubtful accounts of $921 and $2,375 as of December 31, 2001 and 2000, respectively. Bad debt expense totaled $979 in 2001, $2,355 in 2000, and $911 in 1999.

5.  ASSETS HELD FOR SALE:

     During the fourth quarter of 2000, the Company decided to dispose of certain underutilized equipment and to consolidate its Chicago operations in its existing Schaumburg, Illinois facility and close its Elk Grove Village facility. The Company recorded an asset impairment charge in 2000 of $1,178 to reflect the assets held for sale at their estimated realizable values. The Company will use the proceeds from the sale of these assets to reduce long-term debt. During 2001, several of the underutilized pieces of equipment were sold at values approximating their carrying amounts. The Company anticipates selling the remaining assets during 2002.

6. PROPERTY AND EQUIPMENT:

     Property and equipment consists of the following:

                                                            DECEMBER 31,
                                                        --------------------
                                                          2001        2000
                                                        --------    --------
Land and improvements.................................  $  9,914    $  9,914
Buildings and improvements............................    56,583      56,371
Machinery and equipment...............................    80,546      80,592
Furniture and fixtures................................     4,802       4,846
Computer equipment....................................     5,697       6,679
Vehicles..............................................       177         198
Construction in progress..............................     1,825         243
                                                        --------    --------
                                                         159,544     158,843
Less accumulated depreciation.........................   (48,433)    (41,270)
                                                        --------    --------
  Net property and equipment..........................  $111,111    $117,573
                                                        ========    ========

     Construction in progress at December 31, 2001 consisted of expenditures related to the development of one common computer system across the Company.

7.  DEBT:

CREDIT FACILITY REVOLVER AND TERM LOANS

     On June 28, 2001, the Company entered into a new 3-year, $135,000 secured bank financing agreement (the New Credit Facility). The New Credit Facility replaces the former bank credit agreement, accounts receivable securitization facility, and taxable rate note financing. The New Credit Facility is secured by the Company's accounts receivable, inventories, and substantially all property and equipment. Borrowings under the New Credit Facility are limited to the lesser of a borrowing base, comprised of eligible receivables, inventories and property and equipment, or $135,000 in the aggregate. The Company has the option to borrow based on the agent bank's base rate or London Interbank Offered Rates (LIBOR) plus a premium (the Premium). Components and interest rate options as of December 31, 2001 for the New Credit Facility were as follows:

COMPONENT              BASE INTEREST RATE             PREMIUM OVER BASE
---------              ------------------    -----------------------------------
$90,000 Revolver.....  Prime or LIBOR at     1.0% on Prime Borrowings
                       Olympic's option      3.0% on LIBOR Borrowings
$25,000 Fixed Asset
  Term Loan A........  Prime or LIBOR at     1.5% on Prime Borrowings
                       Olympic's option      3.5% on LIBOR Borrowings
$20,000 Term Loan
  B..................  Fixed                 8.0% Current Pay; 9.0% Deferred Pay

     Included in the revolver component are letter of credit commitments totaling $3,871 at December 31, 2001.

     The Premium for the revolver and term loan A components may increase or decrease by 25 basis points based on excess availability under the New Credit Facility. Based on the Company's excess availability at December 31, 2001, the Company's Premium will decrease 25 basis points effective March 1, 2002. Beginning January 1, 2002, the term loan B deferred pay rate declined to 7.0%. A commitment fee of .5% is paid monthly on any unused portion of the New Credit Facility. Interest on Prime and current pay fixed borrowings is paid monthly while interest on the LIBOR option is payable at the end of the LIBOR interest period, which ranges from one to three months. Term loan B principal and deferred pay interest is due and payable in full upon expiration or termination of the New Credit Facility. Term loan B deferred pay interest is included in long-term debt on the accompanying December 31, 2001 consolidated balance sheet. Term loan A monthly principal repayments of $167 commence April 1, 2002.

     The New Credit Facility requires the Company to comply with various covenants, the most significant of which include: (i) minimum excess availability of $10,000, (ii) a minimum fixed charge coverage ratio, which commences in December 2002, (iii) restrictions on additional indebtedness, and
(iv) limitations on capital expenditures. At December 31, 2001, the Company had $34,178 of excess availability under the New Credit Facility. The Company was in compliance with its various covenants at December 31, 2001.

     In connection with the establishment of the New Credit Facility, the Company incurred $4,157 of fees and expenses which have been capitalized and included in "Other Assets" on the accompanying consolidated balance sheets. These costs are being amortized to expense over the 3-year term of the agreement.

     The credit facility revolver balance on the accompanying consolidated balance sheets includes $5,187 and $5,316 of checks issued that have not cleared the bank as of December 31, 2001 and 2000, respectively.

TERM LOANS

     The Company entered into a $12,000 loan agreement with a domestic bank to finance the 1997 acquisition and subsequent expansion of its Georgia operation (the Southeastern Term Loan). The loan is secured by the real estate and equipment financed, and is repayable in quarterly installments that commenced September 1, 1997. Interest is charged at LIBOR plus the same Premium associated with the Company's credit facility revolver.

     The long-term portion of term loans at December 31, 2001 and 2000, consisted of the following:

                                                 INTEREST
DESCRIPTION                                  RATE AT 12/31/01    2001      2000
-----------                                  ----------------   -------   -------
Term Loan A................................         5.4%        $23,500   $    --
Term Loan B (including deferred pay).......        17.0%         20,953        --
Southeastern Term Loan.....................         6.5%          3,668     5,346
Iowa Term Loan.............................         N/A              --    14,700
Taxable rate notes.........................         N/A              --     4,400
Other......................................         4.0%            116       142
                                                                -------   -------
                                                                $48,237   $24,588
                                                                =======   =======

INDUSTRIAL REVENUE BONDS

     The long-term portion of industrial revenue bonds at December 31, 2001 and 2000, consisted of the following:

                                                   INTEREST
DESCRIPTION OF BONDS                           RATE AT 12/31/01    2001     2000
--------------------                           ----------------   ------   ------
$6,000 fixed rate bonds due 1999 through
  2014.......................................        5.1%         $4,527   $5,173
$6,000 variable rate bonds due 1995 through
  2004.......................................        2.0%          1,200    1,800
$4,800 variable rate bonds due 1992 through
  2004.......................................        2.0%            950    1,300
$2,660 variable rate bonds due 1992 through
  2004.......................................        2.0%            440      665
                                                                  ------   ------
                                                                  $7,117   $8,938
                                                                  ======   ======

     The bonds due in 2004 are all backed by standby letters of credit included in the New Credit Facility, and are secured by a first lien on certain land, buildings and equipment.

8.  SCHEDULED DEBT MATURITIES, INTEREST, DEBT CARRYING VALUES:

     Scheduled maturities of all long-term debt for the years succeeding December 31, 2001 are $4,786 in 2002, $5,198 in 2003, $25,964 in 2004, $2,844 in
2005, $2,865 in 2006, and $18,483 thereafter. The overall effective interest rate for all debt amounted to 8.8% in 2001, 8.3% in 2000, and 6.9% in 1999. Interest paid totaled $5,116, $6,293, and $4,712, for the years ended December 31, 2001, 2000, and 1999, respectively. Amounts paid relative to the accounts receivable securitization program, which was terminated in June 2001, totaled $1,587 in 2001, $3,805 in 2000, and $3,159 in 1999.

     Management believes the carrying values of its long-term debt approximate their fair values, as each of the Company's variable rate debt arrangements bear interest at rates that fluctuate based on a bank's base rate, LIBOR, or the short-term tax exempt revenue bond index.

     The Company has not entered into interest rate transactions for speculative purposes or otherwise. The Company does not hedge its exposure to floating interest rate risk.

9.  INCOME TAXES:

     The components of the Company's net current and deferred tax asset or liability at December 31 are as follows:

ASSET/(LIABILITY)                                           2001       2000
-----------------                                         --------    -------
Refundable income taxes.................................  $    115    $ 1,806

Current deferred income taxes:
  Inventory.............................................       156        413
  Tax credit and net operating loss carryforward........     1,850      1,850
  Other temporary items.................................       492        595
                                                          --------    -------
Total current deferred income taxes.....................     2,498      2,858
                                                          --------    -------
Refundable and current deferred income taxes............     2,613      4,664
                                                          --------    -------
Long-term deferred income taxes:
  Goodwill..............................................       482        895
  Tax credit and net operating loss carryforward, net of
     valuation reserve..................................     9,462      5,187
  Tax in excess of book depreciation....................   (10,728)    (9,599)
  Other temporary items.................................    (1,191)    (1,051)
                                                          --------    -------
     Total long-term deferred income taxes..............    (1,975)    (4,568)
                                                          --------    -------
     Total income tax asset.............................  $    638    $    96
                                                          ========    =======

     The following table reconciles the U.S. federal statutory rate to the Company's effective tax rate:

                                                         2001    2000    1999
                                                         ----    ----    ----
U.S. federal statutory rate............................  35.0%   34.0%   35.0%
State and local taxes, net of federal benefit..........   2.0     2.0     2.0
Valuation reserve......................................    --    (4.5)     --
All other, net.........................................   1.5     1.0     1.5
                                                         ----    ----    ----
Effective income tax rate..............................  38.5%   32.5%   38.5%
                                                         ====    ====    ====

     The tax provision includes a current provision (benefit) of ($115), ($1,706), and $252, and a deferred expense (benefit) of ($2,168), ($2,492), and $1,725 in 2001, 2000, and 1999, respectively. The valuation reserve in 2000 totaled $568. Net refunds of income taxes totaled $1,573 and $2,307 in 2001 and 2000, respectively. Income taxes paid totaled $282 in 1999. The Company has net operating loss carryforwards of $24,408, which begin expiring in the year ended December 31, 2020. If the Company were to incur losses before taxes in the future, the realization of the tax benefit of such losses would be uncertain.

10.  RETIREMENT PLANS:

     The Company's retirement plans consist of a profit-sharing plan and a 401(k) plan covering all non-union employees and two separate 401(k) plans covering all union employees.

     Company contributions to the non-union profit-sharing plan are discretionary amounts as determined annually by the Board of Directors. No profit sharing contribution was made in 2001. Company profit-sharing contributions were 2% in 2000, and 3% in 1999, of each eligible employee's W-2 earnings. The non-union 401(k) retirement plan allows eligible employees to contribute up to 10% of their W-2 earnings. The Company contribution is determined annually by the Board of Directors and is based on a percentage of eligible employees' contributions. For each of the last three years, the Company matched one half of each eligible employee's contribution.

     Company contributions for each of the last three years for the union plans were 3% of eligible W-2 wages plus one half of the first 4% of each employee's contribution.

     Retirement plan expense amounted to $1,066, $1,759, and $1,841 for the years ended December 31, 2001, 2000, and 1999, respectively.

11.  STOCK OPTIONS:

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

     Transactions under the Option Plan are as follows:

                                                                WEIGHTED AVERAGE
                                                      SHARES     EXERCISE PRICE
                                                      -------   ----------------
Outstanding at January 1, 1999......................  142,500        $15.45
  Granted (at exercise prices ranging from
     $7.18 -- $8.75)................................  194,333          8.67
  Forfeited.........................................  (30,000)        15.50
                                                      -------        ------
Outstanding at December 31, 1999....................  306,833         11.15
  Granted (at exercise price of $4.84)..............  171,500          4.84
  Forfeited.........................................  (36,500)        10.60
                                                      -------        ------
Outstanding at December 31, 2000....................  441,833          8.75
  Granted (at exercise prices ranging from
     $1.97 -- $2.63)................................  502,000          2.21
  Forfeited.........................................  (58,000)         7.99
                                                      -------        ------
Outstanding at December 31, 2001....................  885,833        $ 5.09
                                                      =======        ======

     In 1996, the Company adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                         2001    2000    1999
                                                         ----    ----    ----
Risk free interest rate................................  5.25%   6.28%   5.35%
Expected life in years.................................    10      10      10
Expected volatility....................................   .54     .52     .51
Expected dividend yield................................     0%      0%      0%

     If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date under SFAS No. 123, net income and earnings per share would have been reduced by the amounts shown below:

                                                       YEARS ENDED DECEMBER 31,
                                                      --------------------------
                                                       2001      2000      1999
                                                      ------    ------    ------
Proforma expense, net of tax........................  $ 262     $ 200     $  24
Impact on earnings per share:
  Diluted...........................................  $0.03     $0.02     $0.00
  Basic.............................................  $0.03     $0.02     $0.00

12.  COMMITMENTS AND CONTINGENCIES:

     The Company leases certain warehouses, sales offices and machinery and equipment under long-term lease agreements. All leases are classified as operating and expire at various dates through 2010. In some cases the leases include options to extend. Rent expense was $1,351, $1,448, and $1,600 for the years ended December 31, 2001, 2000 and 1999, respectively.

     Future minimum lease payments as of December 31, 2001 are as follows:

2002......................................................    $1,242
2003......................................................       947
2004......................................................       857
2005......................................................       266
2006......................................................       213
Thereafter................................................       684
                                                              ------
                                                              $4,209
                                                              ======

     The Company is party to various legal actions that it believes are ordinary in nature and incidental to the operation of its business. In the opinion of management, the outcome of the proceedings to which the Company is currently a party will not have a material adverse effect upon its operations or financial position.

     Approximately 260 of the Company's hourly plant personnel at the Minneapolis and Detroit facilities are represented by four separate collective bargaining units. Two of the four collective bargaining agreements are set to expire in July 2002 and September 2002. The Company has never experienced a work stoppage and believes that its relationship with its employees is good.

13.  RELATED PARTY TRANSACTIONS:

     A related entity handles a portion of the freight activity for the Company's Cleveland operation. Payments to this entity totaled $1,327, $1,406, and $1,212 for the years ended December 31, 2001, 2000, and 1999, respectively. There is no common ownership or management of this entity with the Company. Another related entity owns one of the Cleveland warehouses and leases it to the Company at an annual rental of $195. The lease was renewed in June 2000 for a 10-year term with one remaining renewal option for an additional 10 years.

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

14.  SHAREHOLDER RIGHTS PLAN:

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

                      SUPPLEMENTARY FINANCIAL INFORMATION
                   UNAUDITED QUARTERLY RESULTS OF OPERATIONS
                    (in thousands, except per share amounts)

2001                                     1ST         2ND         3RD        4TH        YEAR
----                                   --------    --------    -------    -------    --------
Net sales............................  $117,120    $108,707    $96,770    $93,697    $416,294
Gross margin.........................    26,444      26,700     24,526     22,391     100,061
Operating income (loss)..............       473       1,845        582     (1,267)      1,633
Income (loss) before taxes...........    (1,644)        365     (1,624)    (3,028)     (5,931)
Net income (loss)....................  $ (1,011)   $    224    $  (998)   $(1,863)   $ (3,648)
  Net income (loss) per share........  $  (0.11)   $   0.02    $ (0.10)   $ (0.19)   $  (0.38)
  Weighted average shares
     outstanding.....................     9,460       9,631      9,631      9,631       9,588
Market price of common stock: (a)
  High...............................  $   3.06    $   4.24    $  4.05    $  3.95    $   4.24
  Low................................      1.94        2.16       2.95       2.15        1.94

2000                                   1ST         2ND         3RD       4TH (B)       YEAR
----                                 --------    --------    --------    --------    --------
Net sales..........................  $144,687    $138,962    $122,548    $114,162    $520,359
Gross margin.......................    33,609      30,157      23,469      21,500     108,735
Operating income (loss)............     4,987       3,216      (2,691)     (7,024)     (1,512)
Income (loss) before taxes.........     2,382         263      (5,717)     (9,847)    (12,919)
Net income (loss)..................  $  1,477    $    163    $ (3,545)   $ (6,816)   $ (8,721)
  Net income (loss) per share......  $   0.15    $   0.02    $  (0.37)   $  (0.73)   $  (0.90)
  Weighted average shares
     outstanding...................    10,034       9,836       9,505       9,331       9,677
Market price of common stock: (a)
  High.............................  $   5.13    $   5.00    $   4.06    $   2.81    $   5.13
  Low..............................      3.88        3.50        2.50        1.88        1.88

---------------

(a) Represents high and low closing quotations as reported by NASDAQ.

(b) Includes an asset impairment charge of $1,178.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required by Item 10 as to the Directors of the Registrant will be incorporated herein by reference to the information set forth under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's definitive proxy statement for its April 26, 2002 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION

     Information required by Item 11 will be incorporated herein by reference to the information set forth under the caption "Executive Officers' Compensation" in the Registrant's definitive proxy statement for its April 26, 2002 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by Item 12 will be incorporated herein by reference to the information set forth under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the Registrant's definitive proxy statement for its April 26, 2002 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by Item 13 will be incorporated herein by reference to the information set forth under the caption "Related Transactions" in the Registrant's definitive proxy statement for its April 26, 2002 Annual Meeting of Shareholders.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

    (a)(1) THE FOLLOWING FINANCIAL STATEMENTS ARE INCLUDED IN PART II, ITEM 8:

    Report of Independent Public Accountants

    Consolidated Statements of Income for the Years Ended December 31, 2001, 2000, and 1999

    Consolidated Balance Sheets as of December 31, 2001 and 2000

    Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000, and 1999

    Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2001, 2000, and 1999

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

    (B) REPORTS ON FORM 8-K. No reports were filed on Form 8-K during the fourth quarter of 2001.

                              OLYMPIC STEEL, INC.

                               INDEX TO EXHIBITS

                                                                             SEQUENTIAL
    EXHIBIT                      DESCRIPTION OF DOCUMENT                      PAGE NO.
    -------                      -----------------------                     ----------
     3.1(i)    Amended and Restated Articles of Incorporation                     (a)
               Amended and Restated Code of Regulations                           (a)
    3.1(ii)
     4.1       Credit and Security Agreement dated June 28, 2001 by and
               among the Registrant, six banks and National City Commercial
               Finance, Inc., as Administrative Agent.
               Information concerning certain of the Registrant's other           (b)
               long-term debt is set forth in Note 7 of Notes to
               Consolidated Financial Statements. The Registrant hereby
               agrees to furnish copies of such instruments to the
               Commission upon request.
     4.2       Rights Agreement (Including Form of Certificate of Adoption        (c)
               of Amendment to Amended Articles of Incorporation as Exhibit
               A thereto, together with a Summary of Rights to Purchase
               Preferred Stock)
    10.1       Olympic Steel, Inc. Stock Option Plan                              (a)
    10.2       Lease, dated as of July 1, 1980, as amended, between S.M.S.        (a)
               Realty Co., a lessor, and the Registrant, as lessee,
               relating to one of the Cleveland facilities
    10.4       Lease, dated as of November 30, 1987, as amended, between          (a)
               Tinicum Properties Associates L.P., as lessor, and the
               Registrant, as lessee, relating to Registrant's Lester,
               Pennsylvania facility
    10.5       Operating Agreement of Trumark Steel & Processing, LLC,            (d)
               dated December 12, 1997, by and among Michael J. Guthrie,
               Carlton L. Guthrie and Oly Steel Welding, Inc.
    10.6       Carrier Contract Agreement for Transportation Services,            (e)
               dated August 1, 1998, between Lincoln Trucking Company and the Registrant
    10.7       Operating Agreement of OLP, LLC, dated April 4, 1997, by and       (f)
               between the U.S. Steel Group of USX Corporation and Oly
               Steel Welding, Inc.
    10.8       Form of Management Retention Agreement for Senior Executive        (g)
               Officers of the Company
    10.9       Form of Management Retention Agreement for Other Officers of       (g)
               the Company
    10.10      David A. Wolfort Employment Agreement dated January 1, 2001        (h)
    10.11      Promissory Note and Stock Pledge Agreement between Olympic         (h)
               Steel, Inc., and David A. Wolfort.
    21         List of Subsidiaries                                               39
    23         Consent of Independent Public Accountants                          40
    24         Directors and Officers Powers of Attorney                          41

---------------

(a) Incorporated by reference to the Exhibit with the same exhibit number included in Registrant's Registration Statement on Form S-1 (No. 33-73992) filed with the Commission on January 12, 1994.

(b) Incorporated by reference to an Exhibit included in Registrant's Form 10-Q filed with the Commission on August 13, 2001.

(c) Incorporated by reference to an Exhibit included in Registrant's Form 8-K filed with the Commission on February 15, 2000.

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

(h) Incorporated by reference to an Exhibit included in Registrant's Form 10-K filed with the Commission on March 28, 2001.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          OLYMPIC STEEL, INC.

February 26, 2002                         By: /s/ RICHARD T. MARABITO
                                            ------------------------------------
                                            Richard T. Marabito,
                                            Chief Financial Officer and
                                              Treasurer

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS IN THE CAPACITIES INDICATED AND ON THE 26TH DAY OF FEBRUARY, 2002.



/s/ MICHAEL D. SIEGAL *                                     February 26, 2002
-----------------------------------------------------
Michael D. Siegal
Chairman of the Board
and Chief Executive Officer


/s/ DAVID A. WOLFORT *                                      February 26, 2002
-----------------------------------------------------
David A. Wolfort
President, Chief Operating Officer
and Director


/s/ RICHARD T. MARABITO *                                   February 26, 2002
-----------------------------------------------------
Richard T. Marabito
Chief Financial Officer and Treasurer
(Principal Accounting Officer)


/s/ SUREN A. HOVSEPIAN *                                    February 26, 2002
-----------------------------------------------------
Suren A. Hovsepian
Business Consultant and Director


/s/ MARTIN H. ELRAD *                                       February 26, 2002
-----------------------------------------------------
Martin H. Elrad, Director


/s/ THOMAS M. FORMAN *                                      February 26, 2002
-----------------------------------------------------
Thomas M. Forman Director


/s/ JAMES B. MEATHE *                                       February 26, 2002
-----------------------------------------------------
James B. Meathe, Director

* The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to the Powers of Attorney executed by the above-named officers and Directors of the Company and filed with the Securities and Exchange Commission on behalf of such officers and Directors.


By: /s/ RICHARD T. MARABITO                                 February 26, 2002
-----------------------------------------------------
    Richard T. Marabito, Attorney-in-Fact