Form 10-Q
period 2002-03-31
OLYMPIC STEEL INC
filed 2002-05-15
CIK 917470

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002
                                                 --------------

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

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

                     Class                  Outstanding as of May 13, 2001
       -------------------------------      ------------------------------
       Common stock, without par value              9,633,100


================================================================================



                                    1 of 42

                               OLYMPIC STEEL, INC.
                               Index to Form 10-Q

                                                                                                    PAGE NO.
                                                                                                  -------------

PART I.              FINANCIAL INFORMATION

           ITEM 1.   FINANCIAL STATEMENTS

                     Consolidated Balance Sheets - March 31, 2002 and                                        3
                       December 31, 2001

                     Consolidated Statements of Income - for the three months                                4
                       ended March 31, 2002 and 2001

                     Consolidated Statements of Cash Flows - for the three                                   5
                       months ended March 31, 2002 and 2001

                     Notes to Consolidated Financial Statements                                            6-8

           ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                                    9-14
                     CONDITION AND RESULTS OF OPERATIONS

           ITEM 3.   QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET                                   14
                     RISK

PART II.             OTHER INFORMATION

           ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                                       15

SIGNATURES                                                                                                  16

EXHIBITS                                                                                                 17-42


                                    2 of 42

PART I.  FINANCIAL INFORMATION

                               OLYMPIC STEEL, INC.
                           CONSOLIDATED BALANCE SHEETS

                                 (in thousands)

                                                    March 31,      December 31,
                                                       2002           2001
                                                    ---------       ---------
                                                   (unaudited)      (audited)

                             Assets

 Cash                                               $     768       $   1,054
 Accounts receivable                                   55,851          38,754
 Inventories                                           70,604          72,287
 Prepaid expenses and other                             4,519           3,514
 Assets held for sale                                   1,660           1,660
                                                    ---------       ---------
    Total current assets                              133,402         117,269
                                                    ---------       ---------
 Property and equipment, at cost                      159,991         159,544
 Accumulated depreciation                             (50,672)        (48,433)
                                                    ---------       ---------
    Net property and equipment                        109,319         111,111
                                                    ---------       ---------
 Investments in joint ventures                            223              31
 Goodwill                                               3,415           3,415
 Other assets                                           3,235           3,589
                                                    ---------       ---------
    Total assets                                    $ 249,594       $ 235,415
                                                    =========       =========
                           Liabilities

 Current portion of long-term debt                  $   5,286       $   4,786
 Accounts payable                                      24,120          20,143
 Accrued payroll                                        2,431           3,200
 Other accrued liabilities                              6,117           4,326
                                                    ---------       ---------
    Total current liabilities                          37,954          32,455
                                                    ---------       ---------
 Credit facility revolver                              33,253          24,359
 Term loans                                            47,676          48,237
 Industrial revenue bonds                               7,117           7,117
                                                    ---------       ---------
    Total long-term debt                               88,046          79,713
                                                    ---------       ---------
 Deferred income taxes                                  2,120           1,975
                                                    ---------       ---------
    Total liabilities                                 128,120         114,143
                                                    ---------       ---------

                      Shareholders' Equity

 Preferred stock                                            -               -
 Common stock                                          99,733          99,733
 Officer note receivable                                 (675)           (675)
 Retained earnings                                     22,416          22,214
                                                    ---------       ---------
    Total shareholders' equity                        121,474         121,272
                                                    ---------       ---------
    Total liabilities and shareholders' equity      $ 249,594       $ 235,415
                                                    =========       =========


      The accompanying notes are an integral part of these balance sheets.



                                    3 of 42

                               OLYMPIC STEEL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      FOR THE THREE MONTHS ENDED MARCH 31,

                (in thousands, except per share and tonnage data)

                                                                          2002              2001
                                                                  ----------------  ----------------
                                                                              (unaudited)

Tons sold
   Direct                                                                 273,190           254,796
   Toll                                                                    40,367            33,715
                                                                  ----------------  ----------------
                                                                          313,557           288,511
                                                                  ----------------  ----------------

Net sales                                                                $112,017          $117,120
Cost of sales                                                              85,026            90,676
                                                                  ----------------  ----------------
   Gross margin                                                            26,991            26,444

Operating expenses

   Warehouse and processing                                                 7,528             8,128
   Administrative and general                                               6,353             6,742
   Distribution                                                             4,376             4,000
   Selling                                                                  3,352             3,286
   Occupancy                                                                1,159             1,500
   Depreciation and amortization                                            2,595             2,315
                                                                  ----------------  ----------------
      Total operating expenses                                             25,363            25,971
                                                                  ----------------  ----------------
      Operating income                                                      1,628               473
Income (loss) from joint ventures                                             192              (223)
                                                                  ----------------  ----------------
   Income before interest and taxes                                         1,820               250
Interest expense                                                            1,491             1,200
Receivable securitization expense                                               -               694
                                                                  ----------------  ----------------
   Income (loss) before taxes                                                 329            (1,644)
Income taxes                                                                  127              (633)
                                                                  ----------------  ----------------
      Net income (loss)                                                     $ 202          $ (1,011)
                                                                  ================  ================
      Basic and diluted net income (loss) per share                        $ 0.02           $ (0.11)
                                                                  ================  ================
      Weighted average shares outstanding                                   9,631             9,460
                                                                  ================  ================








        The accompanying notes are an integral part of these statements.




                                    4 of 42

                               OLYMPIC STEEL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31,

                                 (in thousands)

                                                           2002           2001
                                                         --------       --------
                                                              (unaudited)
Cash flows from operating activities:
  Net income (loss)                                      $    202       $ (1,011)
  Adjustments to reconcile net income (loss) to net
   cash from (used for) operating activities-
      Depreciation and amortization                         2,595          2,315
      (Income) loss from joint ventures                      (192)           223
      Long-term deferred income taxes                         145            484
                                                         --------       --------

                                                            2,750          2,011

Changes in working capital:
  Accounts receivable                                     (17,097)        (6,605)
  Inventories                                               1,683          4,985
  Prepaid expenses and other                               (1,005)          (885)
  Accounts payable                                          3,977          2,621
  Accrued payroll and other accrued liabilities             1,022            578
                                                         --------       --------

                                                          (11,420)           694
                                                         --------       --------

     Net cash from (used for) operating activities         (8,670)         2,705
                                                         --------       --------

Cash flows from investing activities:
  Capital expenditures, net                                  (449)          (908)
  Investments in joint ventures                                 -           (500)
                                                         --------       --------

     Net cash used for investing activities                  (449)        (1,408)
                                                         --------       --------

Cash flows from financing activities:
  Credit facility revolver                                  8,894         (1,672)
  Term loans and IRB's                                        (61)          (663)
                                                         --------       --------

     Net cash from (used for) financing activities          8,833         (2,335)
                                                         --------       --------

Cash:
  Net decrease                                               (286)        (1,038)
  Beginning balance                                         1,054          1,449
                                                         --------       --------

  Ending balance                                         $    768       $    411
                                                         ========       ========






        The accompanying notes are an integral part of these statements.





                                    5 of 42

                               OLYMPIC STEEL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
           (dollars in thousands, except share and per share amounts)

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


(1) JOINT VENTURES:

On April 1, 2002, Michael J. Guthrie and Carlton L. Guthrie (the Guthries) withdrew as majority members of Trumark Steel & Processing, LLC (TSP). On that date, Thomas A. Goss and Gregory F. Goss, executive officers of the Goss Group, Inc., an insurance joint venture, assumed the Guthries 51% majority ownership interest.

On April 30, 2002, the Company's Olympic Laser Processing, LLC (OLP) joint venture entered into a new 2-year bank financing agreement.

As of March 31, 2002, Olympic guaranteed 50% of OLP's $18.5 million and 49% of TSP's $2.0 million of outstanding debt on a several basis.


(2) GOODWILL:

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141 (SFAS No. 141), "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." These statements, which became effective for the Company on January 1, 2002, result in modifications relative to the Company's accounting for goodwill and other intangible assets. Specifically, the Company ceased goodwill amortization beginning January 1, 2002. Additionally, intangible assets, including goodwill, are subjected to new impairment testing criteria. Other than the cessation of goodwill amortization, which approximated $104 annually, the Company has not determined the impact of adoption on the Company's financial statements. The determination of any goodwill impairment charge is expected to be completed by June 30, 2002.


                                    6 of 42

(3) DEBT:

In June 2001, the Company entered into a 3-year, $135,000 secured financing agreement (The Credit Facility). The Credit Facility is secured by the Company's accounts receivable, inventories, and substantially all property and equipment. Borrowings under the Credit Facility are limited to the lesser of a borrowing base, comprised of eligible receivables, inventories and property and equipment, or $135,000 in the aggregate. The Company has the option to borrow based on the agent bank's base rate or London Interbank Offered Rates (LIBOR) plus a premium (the Premium). The Company's effective borrowing rate for the first three months of 2002 was 8.2% compared to 8.8% in 2001.

On January 1, 2002, the $20,000 term loan B component deferred pay rate declined from 9.0% to 7.0%. Beginning March 1, 2002, the Premium for both the revolver and term loan A component of the Credit Facility decreased 25 basis points based on the Company's excess availability. Additionally, on March 1, 2002, the Company's commitment fee on any unused portion of the Credit Facility was reduced from .5% to .375% based on the Company's excess availability. Term loan A monthly principal repayments of $167 commenced April 1, 2002.

The Credit Facility requires the Company to comply with various covenants, the most significant of which include: (i) minimum excess availability of $10,000,
(ii) a minimum fixed charge coverage ratio, which commences in December 2002,
(iii) restrictions on additional indebtedness, and (iv) limitations on capital expenditures. At March 31, 2002, the Company had approximately $38,048 of excess availability under its Credit Facility. The Company was in compliance with its various covenants at March 31, 2002.

Included in the Credit Facility revolver balances on the accompanying consolidated balance sheets are $8,735 and $5,187 of checks issued that have not cleared the bank as of March 31, 2002, and December 31, 2001, respectively.


(4) SHARES OUTSTANDING AND EARNINGS PER SHARE:

Earnings per share have been calculated based on the weighted average number of shares outstanding. Basic and diluted earnings per share are the same, as the effect of outstanding stock options is not dilutive.

                                    7 of 42

(5) STOCK OPTIONS:

Shares available under the Stock Option Plan were increased from 950,000 to 1,300,000 by shareholder vote on April 26, 2002. Options to purchase 881,833 shares are currently outstanding, of which 451,500 are exercisable at prices ranging from $1.97 to $15.50 per share.


(6) SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid during the first three months of 2002 and 2001 totaled $1,138 and $1,219, respectively. Income taxes paid during the first three months of 2002 and 2001 totaled $42 and $31, respectively.



                                    8 of 42

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

Olympic sells a broad range of products, many of which have different gross margins. Products that have more value-added processing generally have a greater gross margin. Accordingly, the Company's overall gross margin is affected by product mix and the amount of processing performed, as well as volatility in selling prices and material purchase costs. The Company performs toll processing of customer-owned steel, the majority of which is performed by its Detroit operation. Toll processing generally results in lower selling prices and gross margin dollars per ton but higher gross margin percentages than the Company's direct sales.

The Company's two joint ventures include: Olympic Laser Processing (OLP), a company that processes laser welded sheet steel blanks for the automotive industry, and Trumark Steel & Processing (TSP), a Minority Business Enterprise
(MBE) company supporting the flat-rolled steel requirements of the automotive industry. The Company's 50% interest in OLP and 49% interest in TSP are accounted for under the equity method. The Company guarantees portions of outstanding debt under both of the joint venture companies' bank credit facilities. As of March 31, 2002, Olympic guaranteed 50% of OLP's $18.5 million and 49% of TSP's $2.0 million of outstanding debt on a several basis.

Financing costs historically included interest expense on debt and costs associated with the Company's accounts receivable securitization program (the Financing Costs). In connection with the refinancing of its bank credit agreement on June 28, 2001 (the Credit Facility), the Company's accounts receivable securitization program was terminated. Receivable securitization expense was based on commercial paper rates calculated on the amount of receivables sold.

The Company sells certain products internationally, primarily in Puerto Rico and Mexico. All international sales and payments are made in United States dollars. These sales historically involve the Company's direct representation of steel producers. Typically, international sales are more transactional in nature with lower gross margins than domestic sales. Domestic steel producers generally supply domestic customers before meeting foreign demand, particularly during periods of supply constraints.



                                    9 of 42

RESULTS OF OPERATIONS

Tons sold increased 8.7% to 314 thousand in the first quarter of 2002 from 289 thousand in the first quarter of 2001. Tons sold in the first quarter of 2002 included 273 thousand from direct sales and 41 thousand from toll processing, compared with 255 thousand direct tons and 34 thousand toll tons in the comparable period of last year. The increases in direct and toll tons sold were attributable to improved demand primarily from the Company's automotive customer base.

Net sales decreased 4.4% to $112.0 million for the first quarter of 2002 from $117.1 million for 2001. Average selling prices decreased 12.0% due to depressed steel pricing as compared to last year's first quarter.

As a percentage of net sales, gross margin increased to 24.1% for the first quarter of 2002 from 22.6% for 2001. The gross margin percentage increase reflects the benefit of lower raw material costs in the current year quarter. The Company is currently experiencing a significant increase in its material purchase costs as a result of tightening steel supply caused by the idling or closure of domestic steel production facilities as well as lower import levels. Due to competitive pressures on pricing in its market segments, the Company may not be able to pass along all of the increased costs to its customers, which may result in decreased gross margins.

Operating expenses in the first quarter of 2002 decreased 2.3% to $25.4 million from $26.0 million in the same period last year. The operating expense decrease was achieved notwithstanding the increase in tons sold and the inclusion of over $350 thousand of incremental deferred financing fee amortization associated with the refinancing of the Company's Credit Facility. For the first three months of 2002, warehouse and processing and administrative and general declined $600 thousand and $389 thousand, respectively, primarily as a result of lower payroll costs. Occupancy expense declined $341 thousand primarily as a result of lower natural gas and electric costs from last year's first quarter. As a percentage of net sales, operating expenses increased to 22.6% for the first quarter of 2002 from 22.2% for 2001 due to lower average selling prices.

Income from joint ventures totaled $192 thousand in the first quarter of 2002, compared with a loss of $223 thousand in 2001. Olympic's share of OLP's income totaled $198 in the first quarter of 2002, compared to a loss of $220 in the same period last year. Olympic's share of TSP's losses totaled $6 and $3 in the first quarter of 2002 and 2001, respectively.



                                    10 of 42

Financing Costs in the first quarter of 2002 decreased to $1.5 million from $1.9 million in the first quarter of 2001. The decrease between years is attributable to a $23.8 million reduction in average borrowing levels inclusive of receivables sold under the Company's former accounts receivable securitization program. The Company's effective bank borrowing rate, excluding receivable securitization borrowings, decreased to 8.2% in the first quarter of 2002 from 8.8% in the comparable 2001 period.

Income before taxes for the first quarter of 2002 totaled $329 thousand, compared to a loss before taxes of $1.6 million for 2001. An income tax provision of 38.5% was recorded in the first quarter of 2002, compared with an income tax benefit of 38.5% in the comparable 2001 period.

Net income for the first quarter of 2002 totaled $202 thousand, or $.02 per share, compared to a net loss of $1.0 million, or $.11 per share for 2001. Weighted average shares outstanding totaled 9.6 million in the first quarter of 2002 compared to 9.5 million in last year's first quarter.


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

Working capital at March 31, 2002 increased $10.6 million from the end of the prior year. The increase was primarily attributable to a $17.1 million increase in accounts receivable and a $1.0 million increase in prepaid expenses, offset by a $4.0 million increase in accounts payable and a $1.7 million decrease in inventories. The increase in accounts receivable was the result of an $18.3 million increase in net sales in the first quarter of 2002 from the fourth quarter of 2001. Included in the prepaid expenses increase are net deposits of $624 thousand for processing equipment the Company intends to lease in Minneapolis.

Net cash used for operating activities totaled $8.7 million for the three months ended March 31, 2002. Cash generated from earnings before non-cash charges totaled $2.7 million, while cash used for working capital components totaled $11.4 million.

During the first three months of 2002, net cash used for investing activities totaled $449 thousand, consisting primarily of information technology spending.


                                    11 of 42

During the first three months of 2002, net cash provided by financing activities totaled $8.8 million and primarily consisted of borrowings on the Company's Credit Facility to fund working capital requirements.

On March 9, 2002 the "Job Creation and Worker Assistance Act" (H.R. 3090) was signed into law. A significant portion of this law is a temporary extension of the net operating loss carryback period from two to five years for net operating losses arising in taxable years ending in 2001 and 2002. As a result of this change in tax law, the Company expects to receive approximately $3.0 million of tax refunds during fiscal 2002 after filing its federal income tax return for the fiscal year ended December 31, 2001. As of March 31, 2002 and December 31, 2001, the benefit associated with this tax refund is classified as an income tax receivable on the accompanying consolidated balance sheets.

As of March 31, 2002, the Company had approximately $38.0 million of excess availability under its Credit Facility and was in compliance with all of its bank covenants. The Company believes that funds available under its Credit Facility, together with funds generated from operations, will be sufficient to provide the Company with the liquidity necessary to fund its anticipated working capital requirements, capital expenditure requirements, and scheduled debt maturities over the next 12 months. Capital requirements are subject to change as business conditions warrant and opportunities arise.


IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141 (SFAS No. 141), "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." These statements, which became effective for the Company on January 1, 2002, result in modifications relative to the Company's accounting for goodwill and other intangible assets. Specifically, the Company ceased goodwill amortization beginning January 1, 2002. Additionally, intangible assets, including goodwill, are subjected to new impairment testing criteria. Other than the cessation of goodwill amortization, which approximated $104 annually, the Company has not determined the impact of adoption on the Company's financial statements. The determination of any goodwill impairment charge is expected to be completed by June 30, 2002.



                                    12 of 42

CRITICAL ACCOUNTING POLICIES

Management's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to accounts receivable, inventories, deferred tax assets, equity investment, goodwill and intangible assets, and revenue recognition. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

For further information regarding the accounting policies that we believe to be critical accounting policies and that affect our more significant judgments and estimates used in preparing our consolidated financial statements, see Footnote 1 of Notes to Consolidated Financial Statements from our December 31, 2001 Form 10-K.


FORWARD-LOOKING INFORMATION

This document contains various forward-looking statements and information that are based on management's beliefs as well as assumptions made by and information currently available to management. When used in this document, the words "anticipate," "expect," "believe," "estimated," "project," "plan" and similar expressions are intended to identify forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks, uncertainties and assumptions including, but not limited to: general business and economic conditions; competitive factors such as the availability and pricing of steel and fluctuations in demand, specifically in the automotive, transportation, and other service centers markets served by the Company; layoffs or work stoppages by the Company's, suppliers', or customers' personnel; potential equipment malfunction; equipment installation delays; the adequacy of information technology and business system software investment; the successes of its joint ventures; the successes of the Company's efforts and initiatives to increase sales volumes, maintain gross margins--especially during periods of increased material purchase costs and tightened steel availability, improve cash flows and reduce debt, maintain or improve inventory turns and reduce its costs. Should one or more


                                    13 of 42
of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, expected, believed, estimated, projected or planned. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date hereof.


QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

There has been no material change during the three months ended March 31, 2002 from the disclosures about market risk provided in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. However, the Company is currently experiencing a significant increase in its material purchase costs as a result of tightening steel supply caused by the idling or closure of domestic steel production facilities as well as lower import levels. Due to competitive pressures on pricing in its market segments, the Company may not be able to pass along all of the increased costs to its customers, which may result in decreased gross margins.



                                    14 of 42

PART II.  OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

           Exhibit 10.5 - Operating Agreement of Trumark Steel & Processing, LLC, dated April 1, 2002, by and among The Goss Group, Inc., and Oly Steel Welding, Inc.

           There were no Form 8-K's filed in the quarter ended March 31, 2002. However, the Company did file a Form 8-K on May 3, 2002 in connection with a change in its certifying accountant.



                                    15 of 42

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                     OLYMPIC STEEL, INC.
                                     (Registrant)


Date:    May 13, 2002                By: /s/ Michael D. Siegal
                                        ---------------------------------------
                                     MICHAEL D. SIEGAL
                                     Chairman of the Board and Chief Executive
                                     Officer


                                     By: /s/ Richard T. Marabito
                                        ---------------------------------------
                                     RICHARD T. MARABITO
                                     Chief Financial Officer and Treasurer
                                     (Principal Accounting Officer)








                                    16 of 42