Form 10-Q
period 2002-06-30
OLYMPIC STEEL INC
filed 2002-08-14
CIK 917470

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002
                                                 -------------

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

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

                     Class                     Outstanding as of August 9, 2002
      --------------------------------------   --------------------------------
      Common stock, without par value                    9,638,100


================================================================================





                                     1 of 19

                               OLYMPIC STEEL, INC.
                               INDEX TO FORM 10-Q

                                                                             PAGE NO.
                                                                            ----------

Part I.      FINANCIAL INFORMATION

     Item 1. FINANCIAL STATEMENTS

             Consolidated Balance Sheets - June 30, 2002 and                     3
              December 31, 2001

             Consolidated Statements of Income - for the three and six           4
              months ended June 30, 2002 and 2001

             Consolidated Statements of Cash Flows - for the six                 5
              months ended June 30, 2002 and 2001

             Notes to Consolidated Financial Statements                        6-9

     Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL               10-15
             CONDITION AND RESULTS OF OPERATIONS

     Item 3. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK          16

Part II.     OTHER INFORMATION

     Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                17

     Item 6. EXHIBITS AND REPORTS ON FORM 8-K                                   17

SIGNATURES                                                                      18

EXHIBITS                                                                        19






                                     2 of 19

PART I. FINANCIAL INFORMATION

                               OLYMPIC STEEL, INC.
                           CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                         June 30,        December 31,
                                                           2002              2001
                                                     ----------------  ----------------
                                                       (unaudited)        (audited)
                            Assets

Cash                                                        $  1,112          $  1,054
Accounts receivable                                           59,983            38,754
Inventories                                                   75,962            72,287
Prepaid expenses and other                                     9,006             3,514
Assets held for sale                                           2,535             1,660
                                                     ----------------  ----------------

   Total current assets                                      148,598           117,269
                                                     ----------------  ----------------

Property and equipment, at cost                              153,195           159,544
Accumulated depreciation                                     (50,103)          (48,433)
                                                     ----------------  ----------------

   Net property and equipment                                103,092           111,111
                                                     ----------------  ----------------

Investments in joint ventures                                    724                31
Other assets                                                   2,881             3,589
Goodwill                                                           -             3,415
                                                     ----------------  ----------------

   Total assets                                             $255,295          $235,415
                                                     ================  ================

                          Liabilities

Current portion of long-term debt                           $  5,292          $  4,786
Accounts payable                                              22,090            20,143
Accrued payroll                                                3,023             3,200
Other accrued liabilities                                      7,002             4,326
                                                     ----------------  ----------------

   Total current liabilities                                  37,407            32,455
                                                     ----------------  ----------------

Credit facility revolver                                      40,325            24,359
Term loans                                                    47,113            48,237
Industrial revenue bonds                                       6,900             7,117
                                                     ----------------  ----------------

   Total long-term debt                                       94,338            79,713
                                                     ----------------  ----------------

Deferred income taxes                                          4,790             1,975
                                                     ----------------  ----------------

   Total liabilities                                         136,535           114,143
                                                     ----------------  ----------------

                     Shareholders' Equity

Preferred stock                                                    -                 -
Common stock                                                  99,754            99,733
Officer note receivable                                         (675)             (675)
Retained earnings                                             19,681            22,214
                                                     ----------------  ----------------

   Total shareholders' equity                                118,760           121,272
                                                     ----------------  ----------------

   Total liabilities and shareholders' equity               $255,295          $235,415
                                                     ================  ================



      The accompanying notes are an integral part of these balance sheets.



                                     3 of 19

                               OLYMPIC STEEL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                (IN THOUSANDS, EXCEPT PER SHARE AND TONNAGE DATA)

                                                               Three Months Ended                       Six Months Ended
                                                                     June 30,                                June 30,
                                                        ----------------------------------      ----------------------------------
                                                             2002              2001                  2002              2001
                                                        ----------------  ----------------      ----------------  ----------------
                                                                                        (unaudited)
Tons sold

   Direct                                                       278,624           251,408               551,814           506,204
   Toll                                                          41,305            32,807                81,672            66,522
                                                        ----------------  ----------------      ----------------  ----------------
                                                                319,929           284,215               633,486           572,726
                                                        ----------------  ----------------      ----------------  ----------------

Net sales                                                 $     123,701     $     108,707         $     235,718     $     225,827

Cost of sales                                                    93,422            82,007               178,448           172,683
                                                        ----------------  ----------------      ----------------  ----------------

   Gross margin                                                  30,279            26,700                57,270            53,144

Operating expenses
   Warehouse and processing                                       8,437             7,532                15,965            15,660
   Administrative and general                                     6,321             6,454                12,674            13,196
   Distribution                                                   4,847             4,297                 9,223             8,297
   Selling                                                        3,544             3,164                 6,896             6,450
   Occupancy                                                      1,134             1,086                 2,293             2,586
   Depreciation and amortization                                  2,603             2,322                 5,198             4,637
   Plant shutdown charge                                          3,300                 -                 3,300                 -
                                                        ----------------  ----------------      ----------------  ----------------

      Total operating expenses                                   30,186            24,855                55,549            50,826
                                                        ----------------  ----------------      ----------------  ----------------

      Operating income                                               93             1,845                 1,721             2,318

Income (loss) from joint ventures                                   501                59                   693              (164)
                                                        ----------------  ----------------      ----------------  ----------------

   Income before interest and taxes                                 594             1,904                 2,414             2,154

Interest expense                                                  1,599               973                 3,090             2,173
Receivable securitization expense                                     -               566                     -             1,260
                                                        ----------------  ----------------      ----------------  ----------------

   Income (loss) before taxes                                    (1,005)              365                  (676)           (1,279)

Income tax provision (benefit)                                     (387)              141                  (260)             (492)
                                                        ----------------  ----------------      ----------------  ----------------

   Income (loss) before cumulative effect of change in
      accounting principle                                         (618)              224                  (416)             (787)

   Cumulative effect of change in accounting principle,
      net of tax of $1,298                                            -                 -                 2,117                 -
                                                        ----------------  ----------------      ----------------  ----------------

      Net income (loss)                                   $        (618)    $         224         $      (2,533)    $        (787)
                                                        ================  ================      ================  ================

      Basic and diluted net income (loss) per share       $       (0.06)    $        0.02         $       (0.26)    $       (0.08)
                                                        ================  ================      ================  ================

      Weighted average shares outstanding                         9,635             9,631                 9,633             9,545
                                                        ================  ================      ================  ================


        The accompanying notes are an integral part of these statements.



                                     4 of 19

                               OLYMPIC STEEL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED JUNE 30,

                                 (IN THOUSANDS)

                                                                     2002              2001
                                                                ----------------  ----------------
                                                                           (unaudited)
Cash flows from operating activities:
   Net loss                                                         $    (2,533)        $    (787)
   Adjustments to reconcile net loss to net cash
      from (used for) operating activities-
         Depreciation and amortization                                    5,198             4,637
         Non-cash plant shutdown charge                                   2,600                 -
         (Income) loss from joint ventures                                 (693)              164
         Loss on disposition of property and equipment                      218                 -
         Cumulative effect of change in accounting
            principle, net of tax                                         2,117                 -
         Long-term deferred income taxes                                  4,113               970
                                                                ----------------  ----------------

                                                                         11,020             4,984

Changes in working capital:
   Accounts receivable                                                 (21,229)           (46,429)
   Inventories                                                          (3,675)             8,535
   Prepaid expenses and other                                           (5,492)            (4,776)
   Accounts payable                                                      1,947              1,616
   Accrued payroll and other accrued liabilities                         2,499                370
                                                                ----------------  ----------------

                                                                       (25,950)           (40,684)
                                                                ----------------  ----------------

      Net cash used for operating activities                           (14,930)           (35,700)
                                                                ----------------  ----------------

Cash flows from investing activities:

   Capital expenditures                                                 (1,477)            (1,792)
   Proceeds from disposition of property and equipment                   1,313                  -
   Investments in joint ventures                                             -               (871)
                                                                ----------------  ----------------

      Net cash used for investing activities                              (164)            (2,663)
                                                                ----------------  ----------------

Cash flows from financing activities:
   Credit facility revolver                                             15,966             17,708
   Term loans and IRB's                                                   (835)            21,822
   Net proceeds from sale of common stock                                   21                  -
                                                                ----------------  ----------------

      Net cash from financing activities                                15,152             39,530
                                                                ----------------  ----------------

Cash:
   Net increase                                                             58              1,167
   Beginning balance                                                     1,054              1,449
                                                                ----------------  ----------------

   Ending balance                                                   $    1,112          $   2,616
                                                                ================  ================


        The accompanying notes are an integral part of these statements.





                                     5 of 19

                               OLYMPIC STEEL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002

           (dollars in thousands, except share and per share amounts)

The accompanying consolidated financial statements have been prepared from the financial records of Olympic Steel, Inc. and its wholly-owned subsidiaries (collectively Olympic or the Company), without audit and reflect all normal and recurring adjustments which are, in the opinion of management, necessary to fairly present the results of the interim periods covered by this report. All significant intercompany transactions and balances have been eliminated in consolidation. Investments in the Company's joint ventures are accounted for under the equity method.

(1) JOINT VENTURES:

On April 1, 2002, Michael J. Guthrie and Carlton L. Guthrie (the Guthries) withdrew as majority members of Trumark Steel & Processing, LLC (TSP). On that date, Thomas A. Goss and Gregory F. Goss, executive officers of the Goss Group, Inc., an insurance enterprise, assumed the Guthries 51% majority ownership interest. On May 17, 2002, TSP's name was changed to G.S.P., LLC (GSP). GSP is a certified member of the Michigan Minority Business Development Council.

On April 30, 2002, the Company's Olympic Laser Processing, LLC (OLP) joint venture entered into a new 2-year bank financing agreement.

As of June 30, 2002, Olympic guaranteed 50% of OLP's $17,443 and 49% of GSP's $1,982 of outstanding debt on a several basis.

(2) GOODWILL:

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). The Company estimated the fair value of its reporting units using a present value method that discounted future cash flows. The cash flow estimates incorporate assumptions on future cash flow growth, terminal values and discount rates. Any such valuation is sensitive to these assumptions. Because the fair value of each reporting unit was below its carrying value (including goodwill), application of SFAS 142 required the Company to complete the second step of the goodwill impairment test and compare




                                     6 of 19
the implied fair value of each reporting unit's goodwill with the carrying value of that goodwill. As a result, the Company recorded a before tax impairment charge of $3,415 ($2,117 after tax) to write-off the entire goodwill amount as a cumulative effect of a change in accounting principle.

The Financial Accounting Standards Board also issued Statement of Accounting Standards No. 141 (SFAS 141), "Business Combinations," which requires all business combinations after June 30, 2001 to be accounted for under the purchase method.

As a result of adopting SFAS 142 and SFAS 141, the accounting policy for excess of cost over net assets acquired is as follows, effective January 1, 2002:

Excess of Cost Over Net Assets Acquired: The Company recognizes the excess of the cost of an acquired entity over the net amount assigned to assets acquired and liabilities assumed as goodwill. Goodwill is tested for impairment on an annual basis and between annual tests in certain circumstances. Impairment loss is recognized whenever the implied fair value of goodwill is less than its carrying value. Prior to January 1, 2002, goodwill was amortized over periods ranging from 15 to 40 years. Beginning January 1, 2002, goodwill is no longer amortized.

The following table presents a comparison of first half 2002 results to first half 2001 adjusted to exclude goodwill amortization expense:


                                                                        Six Months Ended, June 30,
                                                                        --------------------------
                       (in thousands, except per share data)                2002          2001
                                                                         -----------    ----------
Loss before cumulative effect of change in accounting principle          $    (416)      $   (787)

Cumulative effect of change in accounting principle, net of tax             (2,117)            --
                                                                         -----------    ----------
Reported net loss                                                           (2,533)          (787)

Addback:  goodwill amortization, net of tax                                     --             32
                                                                         -----------    ----------
Adjusted net loss                                                         $(2,533)       $   (755)
                                                                         ===========    ==========

Basic and Diluted Net Loss Per Share:
------------------------------------

Loss before cumulative effect of change in accounting principle          $   (.04)       $   (.08)

Cumulative effect of change in accounting principle, net of tax              (.22)             --
                                                                         -----------    ----------
Reported net loss                                                            (.26)           (.08)

Addback:  goodwill amortization, net of tax                                    --              --
                                                                         -----------    ----------
Adjusted net loss                                                        $   (.26)       $   (.08)
                                                                         ===========    ==========





                                     7 of 19

(3) DEBT:

In June 2001, the Company entered into a 3-year, $135,000 secured financing agreement (The Credit Facility). The Credit Facility is secured by the Company's accounts receivable, inventories, and substantially all property and equipment. Borrowings under the Credit Facility are limited to the lesser of a borrowing base, comprised of eligible receivables, inventories and property and equipment, or $135,000 in the aggregate. The Company has the option to borrow based on the agent bank's base rate or London Interbank Offered Rates (LIBOR) plus a premium (the Premium). The Company's effective borrowing rate for the first half of 2002 was 8.0% compared to 8.2% in 2001.

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

The Credit Facility requires the Company to comply with various covenants, the most significant of which include: (i) minimum excess availability of $10,000,
(ii) a minimum fixed charge coverage ratio, which commences in December 2002,
(iii) restrictions on additional indebtedness, and (iv) limitations on capital expenditures. At June 30, 2002, the Company had $38,628 of excess availability under its Credit Facility. The Company was in compliance with its various covenants at June 30, 2002.

Included in the Credit Facility revolver balances on the accompanying consolidated balance sheets are $10,830 and $5,187 of checks issued that have not cleared the bank as of June 30, 2002, and December 31, 2001, respectively.

(4) PLANT SHUTDOWN CHARGE:

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144 (SFAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 provides a single, comprehensive accounting model for impairment and disposal of long-lived assets and discontinued operations. In the second quarter of 2002, the Company recorded a before tax $3,300 plant shutdown charge in connection with the closure of its tube operation in Cleveland, Ohio. The non-cash portion of the charge totaled $2,600 to write-down property and equipment to estimated sales value in accordance with SFAS 144. The remainder of the charge




                                     8 of 19
primarily related to employee and tenancy costs. The Company anticipates selling these assets within the next 12 months and will use the proceeds to reduce long-term debt. The property and equipment for sale are included in assets held for sale on the accompanying June 30, 2002 consolidated balance sheet.

(5) SHARES OUTSTANDING AND EARNINGS PER SHARE:

Earnings per share have been calculated based on the weighted average number of shares outstanding. Basic and diluted earnings per share are the same, as the effect of outstanding stock options is not dilutive.

(6) STOCK OPTIONS:

Shares available under the Stock Option Plan were increased from 950,000 to 1,300,000 by shareholder vote on April 26, 2002. Options to purchase 1,023,833 shares are currently outstanding, of which 446,500 are exercisable at prices ranging from $1.97 to $15.50 per share. During the second quarter of 2002, options to purchase 7,000 shares were exercised at prices ranging from $2.63 to $4.84.

(7) SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid during the first half of 2002 and 2001 totaled $2,110 and $2,216, respectively. Income taxes paid during the first half of 2002 and 2001 totaled $93 and $51, respectively.

On March 9, 2002 the "Job Creation and Worker Assistance Act" (H.R. 3090) was signed into law. A significant portion of this law is a temporary extension of the net operating loss carryback period from two to five years for net operating losses arising in taxable years ending in 2001 and 2002. As a result of this change in tax law, the Company received a $3.7 million tax refund in July 2002 after filing its federal income tax return for the fiscal year ended December 31, 2001 and the related carryback claim. As of June 30, 2002 the benefit associated with this tax refund is classified as prepaid expenses and other on the accompanying consolidated balance sheets.






                                     9 of 19

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

The Company's two joint ventures include: Olympic Laser Processing, LLC (OLP), a company that processes laser welded sheet steel blanks for the automotive industry, and G.S.P., LLC (GSP) (formerly Trumark Steel & Processing, LLC), a certified Minority Business Enterprise company supporting the flat-rolled steel requirements of the automotive industry. The Company's 50% interest in OLP and 49% interest in GSP are accounted for under the equity method. The Company guarantees portions of outstanding debt under both of the joint venture companies' bank credit facilities. As of June 30, 2002, Olympic guaranteed 50% of OLP's $17.4 million and 49% of GSP's $2.0 million of outstanding debt on a several basis.

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




                                    10 of 19

RESULTS OF OPERATIONS

Tons sold increased 12.6% to 320 thousand in the second quarter of 2002 from 284 thousand in the second quarter of 2001. Tons sold in the second quarter of 2002 included 279 thousand from direct sales and 41 thousand from toll processing, compared with 251 thousand direct tons and 33 thousand toll tons in the comparable period of last year. Tons sold in the first half of 2002 increased 10.6% to 633 thousand from 573 thousand last year. Tons sold in the first half of 2002 included 552 thousand from direct sales and 81 thousand from toll processing, compared with 506 thousand direct tons and 67 thousand toll tons in the comparable period of last year. The increases in direct and toll tons sold were primarily attributable to the Company's automotive customer base. The Company believes customer demand for steel and consumer confidence remain suspect and are significant risk factors to maintaining its tons sold levels for the remainder of 2002.

Net sales increased 13.8% to $123.7 million for the second quarter of 2002 from $108.7 million in the second quarter of 2001. Second quarter average selling prices increased 1.1% from last year's second quarter and 8.2% from first quarter 2002. The average selling price increase from first quarter to second quarter 2002 was the first quarterly increase in the last seven quarters. For the first half of 2002, net sales increased 4.4% to $235.7 million from $225.8 million last year, in spite of an average selling price decline of 5.6%.

As a percentage of net sales, gross margin decreased to 24.5% for the second quarter of 2002 from 24.6% in the second quarter of 2001. For the first half of 2002, gross margin increased to 24.3% from 23.5% in last year's first half. The gross margin percentage increase in the first half of 2002 somewhat reflects the Company's general success in passing on increasing steel costs to its customer base. The Company continues to experience a significant increase in its material purchase costs as a result of tightening steel supply caused by the idling or closure of domestic steel production facilities as well as lower import levels. Due to competitive pressures on pricing in its market segments, the Company may not be able to pass along all of the increased costs to its customers, which may result in decreased gross margins.

Operating expenses in the second quarter of 2002 include a $3.3 million plant shutdown charge associated with the Company's closure of its tubing operation. Excluding the plant shutdown charge, second quarter operating expenses increased 8.2% to $26.9 million from $24.9 million in last year's second quarter. For the first half of 2002, operating expenses excluding the plant shutdown charge increased 2.8% to $52.2 million from $50.8 million in the comparable 2001 period. The operating expense increases are the result of increased sales levels and the inclusion of over $690 thousand of incremental financing fee amortization in the first half of 2002 associated with the refinancing of the Company's Credit Facility. As a percentage of net sales,




                                    11 of 19
operating expenses excluding the plant shutdown charge decreased to 21.7% for the second quarter of 2002 from 22.9% in the comparable 2001 period. For the first half, operating expenses excluding the plant shutdown charge decreased to 22.2% of net sales from 22.5% in the comparable 2001 period.

Income from joint ventures totaled $501 thousand in the second quarter of 2002, compared with $59 thousand in the second quarter of 2001. For the first half of 2002, income from joint ventures totaled $693 thousand, compared with losses of $164 thousand in 2001.

Financing Costs in the second quarter of 2002 increased to $1.6 million from $1.5 million in the second quarter of 2001. The Company's effective bank borrowing rate, excluding receivable securitization borrowings in 2001, increased to 7.8% in the second quarter of 2002 from 7.7% in the comparable 2001 period. For the first six months of 2002, Financing Costs decreased to $3.1 million from $3.4 million last year. The first half decrease was primarily attributable to a $18.4 million reduction in average borrowing levels inclusive of receivables sold under the Company's former accounts receivable securitization program. The Company's effective bank borrowing rate, excluding receivable securitization borrowings in 2001, decreased to 8.0% in the first half of 2002 from 8.2% in the comparable 2001 period.

Loss before taxes for the second quarter of 2002 totaled $1.0 million, compared with income before taxes of $365 thousand in the comparable 2001 period. An income tax benefit of 38.5% was recorded in the second quarter of 2002, compared with an income tax provision of 38.5% in the comparable 2001 period. Excluding the plant shutdown charge, income before taxes totaled $2.3 million in the second quarter of 2002. For the first six months of 2002, loss before taxes totaled $676 thousand compared to $1.3 million in 2001. An income tax benefit of 38.5% was recorded in the first half for both 2002 and 2001. Excluding the plant shutdown charge, income before taxes totaled $2.6 million in the first half of 2002.

Net loss for the second quarter of 2002 totaled $618 thousand, or $.06 per share, compared to net income of $224 thousand, or $.02 per share for 2001. Excluding the plant shutdown charge in the second quarter of 2002, net income totaled $1.4 million or $.15 per share. For the first six months of 2002, net loss totaled $2.5 million, or $.26 per share, compared to a net loss of $787 thousand, or $.08 per share in 2001. Included in the first half 2002 results is an after tax charge of $2.1 million, or $.22 per share, from the Company's adoption of Financial Accounting Standards Board Statement No. 142 (SFAS 142) "Goodwill and Other Intangible Assets." SFAS 142 requires an annual assessment of goodwill impairment by applying a fair-value-based test. As a result of this assessment, the Company wrote off its entire goodwill amount as of January 1, 2002 as a cumulative effect of change in accounting principle. Excluding both the plant




                                    12 of 19
shutdown and goodwill charges, net income totaled $1.6 million or $.17 per share in the first half of 2002.

Weighted average shares outstanding totaled 9.6 million for the second quarter of 2002 and 2001. For the first half of 2002, weighted average shares outstanding totaled 9.6 million compared to 9.5 million in last year's first half.

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

Working capital at June 30, 2002 increased $26.4 million from the end of the prior year. The increase was primarily attributable to a $21.2 million increase in accounts receivable, a $5.5 million increase in prepaid expenses, and a $3.7 million increase in inventories. Offsetting these increases was a combined $4.4 million increase in accounts payable, accrued payroll and other accrued liabilities. The increase in accounts receivable was the result of increased sales from the fourth quarter of 2001. Prepaid expenses increased as a result of an income tax receivable of $3.7 million, which the Company received in July. Also included in prepaid expenses are net deposits of $521 thousand for processing equipment the Company intends to lease in Minneapolis.

Net cash used for operating activities totaled $14.9 million for the six months ended June 30, 2002. Cash generated from earnings before non-cash charges totaled $11.0 million, while cash used for working capital components totaled $25.9 million.

During the first six months of 2002, net cash used for investing activities totaled $164 thousand. Proceeds from the disposition of property and equipment totaled $1.3 million and capital spending totaled $1.5 million consisting primarily of information technology spending and progress payments for a new slitter in Minneapolis.

During the first six months of 2002, net cash provided by financing activities totaled $15.2 million and primarily consisted of borrowings on the Company's Credit Facility to fund working capital requirements.






                                    13 of 19

On March 9, 2002 the "Job Creation and Worker Assistance Act" (H.R. 3090) was signed into law. A significant portion of this law is a temporary extension of the net operating loss carryback period from two to five years for net operating losses arising in taxable years ending in 2001 and 2002. As a result of this change in tax law, the Company received a $3.7 million tax refund in July 2002 after filing its federal income tax return for the fiscal year ended December 31, 2001 and the related carryback claim. As of June 30, 2002 the benefit associated with this tax refund is classified as prepaid expenses and other on the accompanying consolidated balance sheets.

As of June 30, 2002, the Company had approximately $38.6 million of excess availability under its Credit Facility and was in compliance with all of its bank covenants. The Company believes that funds available under its Credit Facility, together with funds generated from operations, will be sufficient to provide the Company with the liquidity necessary to fund its anticipated working capital requirements, capital expenditure requirements, and scheduled debt maturities over the next 12 months. Capital requirements are subject to change as business conditions warrant and opportunities arise.

CRITICAL ACCOUNTING POLICIES

Management's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, the Company evaluates its estimates and judgments, including those related to accounts receivable, inventories, deferred tax assets, equity investments, goodwill and intangible assets, and revenue recognition. Estimates and judgments are based on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

For further information regarding the accounting policies that we believe to be critical accounting policies and that affect our more significant judgments and estimates used in preparing our consolidated financial statements, see Footnote 1 of Notes to Consolidated Financial Statements from our December 31, 2001 Form 10-K.





                                    14 of 19

FORWARD-LOOKING INFORMATION

This document contains various forward-looking statements and information that are based on management's beliefs as well as assumptions made by and information currently available to management. When used in this document, the words "anticipate," "expect," "believe," "estimated," "project," "plan" and similar expressions are intended to identify forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks, uncertainties and assumptions including, but not limited to: general business and economic conditions; competitive factors such as the availability and pricing of steel and fluctuations in demand, specifically in the automotive, transportation, and other service centers markets served by the Company; layoffs or work stoppages by the Company's, suppliers', or customers' personnel; potential equipment malfunction; equipment installation delays; the adequacy of information technology and business system software investment; the successes of its joint ventures; the successes of the Company's efforts and initiatives to: (i) increase sales volumes; (ii) maintain gross margins--especially during periods of increased material purchase costs and tightened steel availability; (iii) improve cash flows and reduce debt; (iv) maintain or improve inventory turns; and (v) reduce its costs. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, expected, believed, estimated, projected or planned. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date hereof.















                                    15 of 19

QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

There has been no material change during the six months ended June 30, 2002 from the disclosures about market risk provided in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. However, the Company is currently experiencing a significant increase in its material purchase costs as a result of tightening steel supply caused by the idling or closure of domestic steel production facilities as well as lower import levels. Due to competitive pressures on pricing in its market segments, the Company may not be able to pass along all of the increased costs to its customers, which may result in decreased gross margins.

The Company's collective bargaining agreement covering its Detroit hourly plant maintenance personnel (7 employees) has been extended to August 31, 2002. The Company's collective bargaining agreement covering its Minneapolis coil processing facility expires on September 30, 2002. While the Company expects to be able to negotiate new agreements or extensions of the existing agreements, there can be no assurance that such resolutions will occur. The Company has never experienced a work stoppage and believes that its relationship with its employees is good. However, any prolonged disruption in business arising from work stoppages by Company personnel represented by collective bargaining units could have a material adverse effect on the Company's results of operations.















                                    16 of 19

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     (a) The Company's annual meeting of shareholders was held on April 26, 2002.

     (b) At the annual meeting, the Company's shareholders elected David A. Wolfort, Martin H. Elrad, and Suren A. Hovsepian as Directors for a two-year term, which expires at the annual meeting of shareholders in 2004.

          The following tabulation represents voting for the Directors:

                                              For             Against
                                              ---             -------
                  David A. Wolfort         8,080,988          928,210
                  Martin H. Elrad          8,068,321          940,877
                  Suren A. Hovsepian       8,062,874          946,324

     (c) At the annual meeting, the Company's shareholders ratified the adoption of the Olympic Steel, Inc. Employee Stock Purchase Plan. The holders of 3,921,187 shares of Common Stock voted to ratify the Plan, the holders of 469,218 shares voted against the ratification, and the holders of 48,540 shares abstained. The balance of the shares represented at the meeting were broker non-votes.

     (d) At the annual meeting, the Company's shareholders approved amending the Company's Stock Option Plan to increase the number of shares available for issuance under the Plan and to extend the term of the Plan. The holders of 3,215,542 shares of Common Stock voted to ratify the Plan, the holders of 1,148,548 shares voted against the ratification, and the holders of 74,855 shares abstained. The balance of the shares represented at the meeting were broker non-votes.

Item 6. Exhibits and Reports on Form 8-K

        Exhibit 99.1 - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

        The Company filed a Form 8-K on May 3, 2002 in connection with a change in its certifying accountant.




                                    17 of 19

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                                OLYMPIC STEEL, INC.
                                                (Registrant)



Date: August 13, 2002                           By:  /s/ Michael D. Siegal
                                                     ---------------------------
                                                MICHAEL D. SIEGAL
                                                Chairman of the Board and Chief
                                                Executive Officer



                                                By:  /s/ Richard T. Marabito
                                                     ---------------------------
                                                RICHARD T. MARABITO
                                                Chief Financial Officer and
                                                Treasurer (Principal Accounting
                                                Officer)












                                    18 of 19