Form 10-Q
period 2002-09-30
OLYMPIC STEEL INC
filed 2002-11-12
CIK 917470

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

( X )    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002
                                               ------------------

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

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

                   Class                   Outstanding as of November 11, 2002
      -------------------------------      -----------------------------------
      Common stock, without par value                  9,641,080



================================================================================
                                     1 of 30

                               OLYMPIC STEEL, INC.
                               Index to Form 10-Q

                                                                                 PAGE NO.
                                                                             --------------

Part I.            FINANCIAL INFORMATION
         Item 1.   FINANCIAL STATEMENTS

                   Consolidated Balance Sheets - September 30, 2002 and                3
                     December 31, 2001

                   Consolidated Statements of Income - for the three and nine          4
                     months ended September 30, 2002 and 2001

                   Consolidated Statements of Cash Flows - for the nine                5
                     months ended September 30, 2002 and 2001

                   Notes to Consolidated Financial Statements                       6-10

         Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL               11-16
                   CONDITION AND RESULTS OF OPERATIONS

         Item 3.   QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK          17

         Item 4.   CONTROLS AND PROCEDURES                                            17

Part II.           OTHER INFORMATION

         Item 6.   EXHIBITS AND REPORTS ON FORM 8-K                                   18

SIGNATURES                                                                            19

SARBANES-OXLEY CERTIFICATIONS                                                      20-25

EXHIBITS                                                                           26-30



                                    2 of 30

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                                        Olympic Steel, Inc.
                                    Consolidated Balance Sheets

                                          (in thousands)

                                                                   September 30,       December 31,
                                                                       2002                2001
                                                                    ------------      -------------

                                                                    (unaudited)        (audited)
                            Assets

Cash                                                                $        400      $      1,054
Accounts receivable                                                       59,544            38,754
Inventories                                                               99,289            72,287
Prepaid expenses and other                                                 5,361             3,514
Assets held for sale                                                       2,235             1,660
                                                                    ------------      ------------

   Total current assets                                                  166,829           117,269
                                                                    ------------      ------------

Property and equipment, at cost                                          154,723           159,544
Accumulated depreciation                                                 (52,172)          (48,433)
                                                                    ------------      ------------

   Net property and equipment                                            102,551           111,111
                                                                    ------------      ------------

Investments in joint ventures                                                693                31
Other assets                                                               2,527             3,589
Goodwill                                                                    --               3,415
                                                                    ------------      ------------

   Total assets                                                     $    272,600      $    235,415
                                                                    ============      ============

                          Liabilities

Current portion of long-term debt                                   $      5,297      $      4,786
Accounts payable                                                          28,810            20,143
Accrued payroll                                                            3,212             3,200
Other accrued liabilities                                                  6,069             4,326
                                                                    ------------      ------------

   Total current liabilities                                              43,388            32,455
                                                                    ------------      ------------

Credit facility revolver                                                  62,790            24,359
Term loans                                                                35,575            48,237
Industrial revenue bonds                                                   6,793             7,117
                                                                    ------------      ------------

   Total long-term debt                                                  105,158            79,713
                                                                    ------------      ------------

Deferred income taxes                                                      5,144             1,975
                                                                    ------------      ------------

   Total liabilities                                                     153,690           114,143
                                                                    ------------      ------------

                     Shareholders' Equity

Preferred stock                                                             --                --
Common stock                                                              99,754            99,733
Officer note receivable                                                     (675)             (675)
Retained earnings                                                         19,831            22,214
                                                                    ------------      ------------

   Total shareholders' equity                                            118,910           121,272
                                                                    ------------      ------------

   Total liabilities and shareholders' equity                       $    272,600      $    235,415
                                                                    ============      ============


      The accompanying notes are an integral part of these balance sheets.




                                    3 of 30

                              Olympic Steel, Inc.
                       Consolidated Statements of Income

               (in thousands, except per share and tonnage data)

                                                                       Three Months Ended               Nine Months Ended
                                                                           September 30,                  September 30,
                                                                  ----------------------------     -----------------------------
                                                                      2002            2001              2002            2001
                                                                 ------------     ------------     ------------     ------------
                                                                                           (unaudited)

Tons sold

   Direct                                                             244,192          226,726          796,006          732,930
   Toll                                                                35,542           30,703          117,214           97,225
                                                                 ------------     ------------     ------------     ------------

                                                                      279,734          257,429          913,220          830,155
                                                                 ------------     ------------     ------------     ------------

Net sales                                                        $    116,465     $     96,770     $    352,183     $    322,597

Cost of sales                                                          90,356           72,244          268,804          244,927
                                                                 ------------     ------------     ------------     ------------

   Gross margin                                                        26,109           24,526           83,379           77,670

Operating expenses

   Warehouse and processing                                             7,819            7,318           23,784           22,978
   Administrative and general                                           6,069            6,022           18,743           19,218
   Distribution                                                         4,321            3,840           13,544           12,137
   Selling                                                              3,286            2,988           10,182            9,438
   Occupancy                                                              944              977            3,237            3,563
   Depreciation and amortization                                        2,426            2,799            7,624            7,436
   Plant shutdown charge                                                 --               --              3,300             --
                                                                 ------------     ------------     ------------     ------------

      Total operating expenses                                         24,865           23,944           80,414           74,770
                                                                 ------------     ------------     ------------     ------------

      Operating income                                                  1,244              582            2,965            2,900

Income (loss) from joint ventures                                         (31)             (50)             662             (214)
                                                                 ------------     ------------     ------------     ------------

   Income before interest and taxes                                     1,213              532            3,627            2,686

Interest expense                                                          969            2,156            4,059            4,329
Receivable securitization expense                                        --               --               --              1,260
                                                                 ------------     ------------     ------------     ------------

   Income (loss) before taxes                                             244           (1,624)            (432)          (2,903)

Income tax provision (benefit)                                             94             (626)            (166)          (1,118)
                                                                 ------------     ------------     ------------     ------------

   Income (loss) before cumulative effect of change in
      accounting principle                                                150             (998)            (266)          (1,785)

   Cumulative effect of change in accounting principle,
      net of tax of $1,298                                               --               --              2,117             --
                                                                 ------------     ------------     ------------     ------------

      Net income (loss)                                          $        150     $       (998)    $     (2,383)    $     (1,785)
                                                                 ============     ============     ============     ============

      Basic and diluted net income (loss) per share              $       0.02     $      (0.10)    $      (0.25)    $      (0.19)
                                                                 ============     ============     ============     ============

      Weighted average shares outstanding                               9,638            9,631            9,635            9,574
                                                                 ============     ============     ============     ============

        The accompanying notes are an integral part of these statements.







                                    4 of 30

                              Olympic Steel, Inc.
                     Consolidated Statements of Cash Flows
                    For the Nine Months Ended September 30,

                                 (in thousands)

                                                                             2002                     2001
                                                                        ------------              ------------
                                                                          (unaudited)

Cash flows from operating activities:
   Net loss                                                             $     (2,383)             $     (1,785)
   Adjustments to reconcile net loss to net cash
      from (used for) operating activities-
         Depreciation and amortization                                         7,624                     7,436
         Non-cash plant shutdown charge                                        2,600                      --
         (Income) loss from joint ventures                                      (662)                      214
         Loss on disposition of property and equipment                           219                      --
         Cumulative effect of change in accounting
            principle, net of tax                                              2,117                      --
         Long-term deferred income taxes                                       4,467                      (380)
                                                                        ------------              ------------

                                                                              13,982                     5,485

Changes in working capital:
   Accounts receivable                                                       (20,790)                  (43,890)
   Inventories                                                               (27,002)                   11,913
   Prepaid expenses and other                                                 (1,847)                   (4,363)
   Accounts payable                                                            8,667                    (1,571)
   Accrued payroll and other accrued liabilities                               1,755                       944
                                                                        ------------              ------------

                                                                             (39,217)                  (36,967)
                                                                        ------------              ------------

      Net cash used for operating activities                                 (25,235)                  (31,482)
                                                                        ------------              ------------

Cash flows from investing activities:
   Capital expenditures                                                       (3,011)                   (2,301)
   Proceeds from disposition of property and equipment                         1,615                      --
   Investments in joint ventures                                                --                      (1,012)
                                                                        ------------              ------------

      Net cash used for investing activities                                  (1,396)                   (3,313)
                                                                        ------------              ------------

Cash flows from financing activities:
   Credit facility revolver                                                   38,431                    11,903
   Term loans and IRB's                                                      (12,475)                   21,758
   Proceeds from exercise of stock options                                        21                      --
                                                                        ------------              ------------

      Net cash from financing activities                                      25,977                    33,661
                                                                        ------------              ------------

Cash:
   Net decrease                                                                 (654)                   (1,134)
   Beginning balance                                                           1,054                     1,449
                                                                        ------------              ------------

   Ending balance                                                       $        400              $        315
                                                                        ============              ============

        The accompanying notes are an integral part of these statements.









                                    5 of 30

                               OLYMPIC STEEL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
           (dollars in thousands, except share and per share amounts)

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

On April 30, 2002, the Company's Olympic Laser Processing, LLC (OLP) joint venture entered into a new 2-year bank financing agreement.

As of September 30, 2002, Olympic guaranteed 50% of OLP's $17,130 and 49% of GSP's $1,822 of outstanding debt on a several basis.


(2)      GOODWILL:

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). The Company estimated the fair value of its reporting units using a present value method that discounted future cash flows. The cash flow estimates incorporate assumptions on future cash flow growth, terminal values and discount rates. Any such valuation is sensitive to these assumptions. Because the fair value of each reporting unit was below its carrying value (including goodwill), application of SFAS 142 required the Company to complete the second step of the goodwill impairment test and compare




                                    6 of 30
the implied fair value of each reporting unit's goodwill with the carrying value of that goodwill. As a result, the Company recorded a before tax impairment charge of $3,415 ($2,117 after tax) to write-off the entire goodwill amount as a cumulative effect of a change in accounting principle.

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

The following table presents a comparison of the first nine months of 2002 results to the first nine months of 2001 adjusted to exclude goodwill amortization expense:

                                                                                               Nine Months Ended
                                                                                                 September 30,
                                                                                     --------------------------------------
                       (in thousands, except per share data)                             2002                       2001
                                                                                     ------------              ------------
Loss before cumulative effect of change in accounting principle                      $       (266)             $     (1,785)

Cumulative effect of change in accounting principle, net of tax                            (2,117)                     --
                                                                                     ------------              ------------
Reported net loss                                                                          (2,383)                   (1,785)

Addback:  goodwill amortization, net of tax                                                  --                          48
                                                                                     ------------              ------------
Adjusted net loss                                                                    $     (2,383)             $     (1,737)
                                                                                     ============              ============

Basic and diluted net loss per share:
-------------------------------------

Loss before cumulative effect of change in accounting principle                      $       (.03)             $       (.19)

Cumulative effect of change in accounting principle, net of tax                              (.22)                     --
                                                                                     ------------              ------------
Reported net loss                                                                            (.25)                     (.19)

Addback:  goodwill amortization, net of tax                                                  --                        --
                                                                                     ------------              ------------
Adjusted net loss                                                                    $       (.25)             $       (.19)
                                                                                     ============              ============


                                    7 of 30

(3)  DEBT:

In June 2001, the Company entered into a 3-year, $135,000 secured financing agreement (The Credit Facility). The Credit Facility is secured by the Company's accounts receivable, inventories, and substantially all property and equipment. Borrowings under the Credit Facility are limited to the lesser of a borrowing base, comprised of eligible receivables, inventories and property and equipment, or $135,000 in the aggregate. The Company has the option to borrow based on the agent bank's base rate or London Interbank Offered Rates (LIBOR) plus a premium.

In August 2002, the Credit Facility was amended to allow the Company to prepay and permanently reduce $10,000 of the outstanding term B loan. The Company borrowed $10,000 from the revolver component of its Credit Facility to pay down the term B loan. In connection with the prepayment, the agent bank waived $617 of deferred pay interest, which the Company previously expensed. The accompanying third quarter and year-to-date 2002 consolidated income statements reflect the waived amount as a reduction to interest expense.

The Company's effective borrowing rate for the first nine months of 2002, excluding the waived deferred pay interest, was 7.7% compared to 8.8% in 2001. On January 1, 2002, the term loan B component deferred pay rate declined from 9.0% to 7.0%. Term loan A monthly principal repayments of $167 commenced April 1, 2002.

The Credit Facility requires the Company to comply with various covenants, the most significant of which include: (i) minimum excess availability of $10,000,
(ii) a minimum fixed charge coverage ratio, which commences in December 2002,
(iii) restrictions on additional indebtedness, and (iv) limitations on capital expenditures. At September 30, 2002, the Company had $29,514 of excess availability under its Credit Facility and was in compliance with its various covenants.

Included in the Credit Facility revolver balances on the accompanying consolidated balance sheets are $9,409 and $5,187 of checks issued that have not cleared the bank as of September 30, 2002, and December 31, 2001, respectively.




                                    8 of 30

(4)  PLANT SHUTDOWN CHARGE:

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144 (SFAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 provides a single, comprehensive accounting model for impairment and disposal of long-lived assets and discontinued operations. In the second quarter of 2002, the Company recorded a before tax $3,300 plant shutdown charge in connection with the closure of its tube operation in Cleveland, Ohio. The non-cash portion of the charge totaled $2,600 to write-down property and equipment to estimated sales value in accordance with SFAS 144. The cash portion of the charge, recorded in accordance with EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity", totaled $700 and primarily related to employee and tenancy costs. Through September 30, 2002, the Company has paid or incurred $161 of the $700 cash portion of the charge. The Company anticipates selling these assets within the next 12 months and will use the proceeds to reduce long-term debt. The property and equipment for sale are included in assets held for sale on the accompanying September 30, 2002 consolidated balance sheet.


(5)  SHARES OUTSTANDING AND EARNINGS PER SHARE:

Earnings per share have been calculated based on the weighted average number of shares outstanding. Basic and diluted earnings per share are the same, as the effect of outstanding stock options is not dilutive.


(6)  STOCK OPTIONS:

Shares available under the Stock Option Plan were increased from 950,000 to 1,300,000 by shareholder vote on April 26, 2002. Options to purchase 996,333 shares are currently outstanding, of which 427,500 are exercisable at prices ranging from $1.97 to $15.50 per share. During the nine months ended September 30, 2002, options to purchase 9,000 shares were exercised at prices ranging from $2.63 to $4.84.







                                    9 of 30

(7)  SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid during the first nine months of 2002 and 2001 totaled $4,006 and $2,824, respectively.

On March 9, 2002 the "Job Creation and Worker Assistance Act" (H.R. 3090) was signed into law. A significant portion of this law is a temporary extension of the net operating loss carryback period from two to five years for net operating losses arising in taxable years ending in 2001 and 2002. As a result of this change in tax law, the Company received a $3.7 million tax refund in July 2002 after filing its federal income tax return for the fiscal year ended December 31, 2001 and the related carryback claim. The Company received $3.6 million of net income tax refunds in the first nine months of 2002, compared to $98 of income tax payments made in the first nine months of 2001.






















                                    10 of 30

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

The Company's two joint ventures include: Olympic Laser Processing, LLC (OLP), a company that processes laser welded sheet steel blanks for the automotive industry, and G.S.P., LLC (GSP) (formerly Trumark Steel & Processing, LLC), a certified Minority Business Enterprise company supporting the flat-rolled steel requirements of the automotive industry. The Company's 50% interest in OLP and 49% interest in GSP are accounted for under the equity method. The Company guarantees portions of outstanding debt under both of the joint venture companies' bank credit facilities. As of September 30, 2002, Olympic guaranteed 50% of OLP's $17.1 million and 49% of GSP's $1.8 million of outstanding debt on a several basis.

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




                                    11 of 30

RESULTS OF OPERATIONS

Tons sold increased 8.7% to 280 thousand in the third quarter of 2002 from 257 thousand in the third quarter of 2001. Tons sold in the third quarter of 2002 included 244 thousand from direct sales and 36 thousand from toll processing, compared with 227 thousand direct tons and 30 thousand toll tons in the comparable period of last year. Tons sold in the first nine months of 2002 increased 10.0% to 913 thousand from 830 thousand last year. Tons sold in the first nine months of 2002 included 796 thousand from direct sales and 117 thousand from toll processing, compared with 733 thousand direct tons and 97 thousand toll tons in the comparable period of last year. The increases in direct and toll tons sold were primarily attributable to the Company's automotive customer base. However, customer demand for steel and consumer confidence remain weak and are significant risk factors to maintaining fourth quarter 2002 tons sold levels compared to the first nine months of 2002.

Net sales increased 20.4% to $116.5 million in the third quarter of 2002 from $96.8 million in the third quarter of 2001. Third quarter average selling prices increased 10.7% from last year's third quarter and 16.6% from first quarter 2002. For the first nine months of 2002, net sales increased 9.2% to $352.2 million from $322.6 million last year, in spite of an average selling price decline of 0.8%.

As a percentage of net sales, gross margin decreased to 22.4% in the third quarter of 2002 from 25.3% in the third quarter of 2001. For the first nine months of 2002, gross margin decreased to 23.7% from 24.1% in the comparable period of 2001. During the first nine months of 2002, the Company has experienced a significant increase in its material purchase costs as a result of tightening steel supply caused by the idling or closure of domestic steel production facilities as well as U.S. government imposed import restrictions placed on certain steel products. Although the Company has generally been successful in passing on price increases to its customers, competitive pressures on pricing in its market segments have resulted in lower gross margins compared to last year.

Operating expenses in the third quarter of 2002 increased 3.8% to $24.9 million from $23.9 million in last year's third quarter. Operating expenses in the first nine months of 2002 include a $3.3 million plant shutdown charge associated with the Company's closure of its tubing operation. Excluding the plant shutdown charge, operating expenses in the first nine months increased 3.1% to $77.1 million from $74.8 million in the comparable 2001 period. The operating expense increases are the result of increased sales levels and $1.0 million of incremental financing fee amortization in the first nine months of 2002 associated with the refinancing of the Company's Credit Facility. As a percentage of net sales, operating expenses decreased to 21.3% for the third quarter of 2002 from 24.7% in the comparable 2001 period. For







                                    12 of 30
the first nine months of 2002, operating expenses excluding the plant shutdown charge decreased to 21.9% of net sales from 23.2% in the comparable 2001 period.

Loss from joint ventures totaled $31 thousand in the third quarter of 2002, compared to a loss of $50 thousand in the third quarter of 2001. For the first nine months of 2002, income from joint ventures totaled $662 thousand, compared to a loss of $214 thousand in 2001.

In August 2002, the Credit Facility was amended to allow the Company to prepay and permanently reduce $10.0 million of the outstanding term B loan. The Company borrowed $10.0 million from the revolver component of its Credit Facility to pay down the term B loan. The prepayment will allow the Company to recognize on-going savings as the revolver carries an effective interest rate of approximately 5.0%, compared to 15.0% for the term B loan. In connection with the prepayment, the agent bank waived $617 of deferred pay interest, which the Company previously expensed. The accompanying third quarter and year-to-date consolidated income statements reflect the waived amount as a reduction to interest expense.

As a result of the Credit Facility amendment and lower base borrowing rates, Financing Costs in the third quarter of 2002 decreased to $969 thousand from $2.2 million in the third quarter of 2001. For the first nine months of 2002, Financing Costs decreased to $4.1 million from $5.6 million in the comparable 2001 period. Effective interest rates, excluding the waived deferred pay interest, were 7.1% and 7.7% for the three and nine month periods ended September 30, 2002, compared to 9.4% and 8.8%, respectively, in 2001.

Income before taxes for the third quarter of 2002 totaled $244 thousand, compared with a loss before taxes of $1.6 million in the comparable 2001 period. An income tax provision of 38.5% was recorded in the third quarter of 2002, compared with an income tax benefit of 38.5% in the comparable 2001 period. For the first nine months of 2002, loss before taxes totaled $432 thousand compared to a loss of $2.9 million in the comparable 2001 period. An income tax benefit of 38.5% was recorded in the first nine months for both 2002 and 2001. Excluding the plant shutdown charge, income before taxes totaled $2.9 million in the first nine months of 2002.

Net income for the third quarter of 2002 totaled $150 thousand, or $.02 per share, compared to a net loss of $998 thousand, or $.10 per share, in the third quarter of 2001. For the first nine months of 2002, net loss totaled $2.4 million, or $.25 per share, compared to a net loss of $1.8 million, or $.19 per share in the comparable 2001 period. Included in the first nine months of 2002 results is an after tax charge of $2.1 million, or $.22 per share, from the Company's adoption of Financial Accounting Standards Board Statement No. 142 (SFAS 142) "Goodwill and Other Intangible Assets." SFAS 142 requires an annual assessment of goodwill impairment by applying a fair-value-based test. As a result of this assessment, the Company wrote off its






                                    13 of 30
entire goodwill amount as of January 1, 2002 as a cumulative effect of change in accounting principle. Excluding both the plant shutdown and goodwill charges, net income totaled $1.8 million or $.18 per share in the first nine months of 2002.

Weighted average shares outstanding totaled 9.6 million for all periods presented.


LIQUIDITY AND CAPITAL RESOURCES

The Company's principal capital requirements are to fund its working capital needs, its development of information technology and business systems, the purchase and upgrading of processing equipment and facilities, and its investments in joint ventures. The Company uses cash generated from operations, leasing transactions, and its Credit Facility to fund these requirements.

Working capital at September 30, 2002 increased $38.6 million from the end of the prior year. The increase was primarily attributable to a $27.0 million increase in inventories and a $20.8 million increase in accounts receivable. Offsetting these increases was a combined $10.4 million increase in accounts payable, accrued payroll and other accrued liabilities. The increase in accounts receivable at September 30, 2002 was the result of increased sales as compared to the fourth quarter of 2001. The inventory increase is primarily related to increased steel prices as well as increased tonnage levels due to lower than anticipated sales volumes in the third quarter of 2002.

Net cash used for operating activities totaled $25.2 million for the nine months ended September 30, 2002. Cash generated from earnings before non-cash charges totaled $14.0 million, while cash used for working capital components totaled $39.2 million.

During the first nine months of 2002, net cash used for investing activities totaled $1.4 million. Proceeds from the disposition of the Company's Elk Grove Village, Illinois facility and a slitter in Iowa totaled $1.6 million. During the first nine months of 2002, capital spending totaled $3.0 million, consisting primarily of progress payments for a new slitter in Minneapolis and information technology spending.

During the first nine months of 2002, net cash provided by financing activities totaled $26.0 million and primarily consisted of borrowings on the Company's Credit Facility to fund working capital requirements and the $10.0 million term B loan prepayment.






                                    14 of 30

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

As of September 30, 2002, the Company had approximately $29.5 million of excess availability under its Credit Facility and was in compliance with all of its bank covenants. The Company believes that funds available under its Credit Facility, together with funds generated from operations, will be sufficient to provide the Company with the liquidity necessary to fund its anticipated working capital requirements, capital expenditure requirements, and scheduled debt maturities over the next 12 months. Capital requirements are subject to change as business conditions warrant and opportunities arise.


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

For further information regarding the accounting policies the Company believes to be critical accounting policies and that affect the more significant judgments and estimates used in preparing the consolidated financial statements, see Footnote 1 of Notes to Consolidated Financial Statements from the Company's December 31, 2001 Form 10-K.







                                    15 of 30

FORWARD-LOOKING INFORMATION

This document contains various forward-looking statements and information that are based on management's beliefs as well as assumptions made by and information currently available to management. When used in this document, the words "anticipate," "expect," "believe," "estimated," "project," "plan" and similar expressions are intended to identify forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks, uncertainties and assumptions including, but not limited to: general business and economic conditions; competitive factors such as the availability and pricing of steel and fluctuations in demand, specifically in the automotive, transportation, and other service centers markets served by the Company; layoffs or work stoppages by the Company's, suppliers', or customers' personnel; potential equipment malfunction; equipment installation delays; the adequacy of information technology and business system investment; the successes of its joint ventures; the successes of the Company's efforts and initiatives to: (i) increase sales volumes; (ii) maintain gross margins--especially during periods of increased material purchase costs and tightened steel availability; (iii) improve cash flows and reduce debt; (iv) maintain or improve inventory turns; and (v) reduce its costs. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, expected, believed, estimated, projected or planned. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date hereof.

























                                    16 of 30

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

There has been no material change during the nine months ended September 30, 2002 from the disclosures about market risk provided in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. However, the Company is experiencing a significant increase in its material purchase costs as a result of tightening steel supply caused by the idling or closure of domestic steel production facilities as well as U.S. government imposed import restrictions placed on certain steel products. Due to competitive pressures on pricing in its market segments, the Company has not been able to pass along all of the increased costs to its customers, which has resulted in decreased gross margins.

In October 2002, the Company's collective bargaining agreement covering its Minneapolis coil processing facility was renewed to September 30, 2005. The Company's collective bargaining agreement covering its Detroit hourly plant maintenance personnel (7 employees) expired on July 31, 2002. Employees covered under this agreement continue to operate as a new agreement is negotiated. While the Company expects to be able to negotiate a new agreement or an extension of the existing agreement, there can be no assurance that such resolutions will occur. The Company has never experienced a work stoppage and believes that its relationship with its employees is good. However, any prolonged disruption in business arising from work stoppages by Company personnel represented by collective bargaining units could have a material adverse effect on the Company's results of operations.


ITEM 4.  CONTROLS AND PROCEDURES

The Company maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. The Company has evaluated the effectiveness of the design and operation of disclosure controls and procedures under supervision and with the participation of management, including Olympic's Chief Executive Officer and Chief Financial Officer, within 90 days prior to the filing date of this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's periodic Securities and Exchange Commission filings. No significant changes were made to the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.











                                    17 of 30

PART II.  OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           Exhibit 4.3 - First Amendment to Credit and Security Agreement dated August 23, 2002 by and among the Registrant, six banks and National City Commercial Finance, Inc., as Administrative Agent.






















                                    18 of 30

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                      OLYMPIC STEEL, INC.
                                      (Registrant)


Date:    November 11, 2002            By: /s/ Michael D. Siegal
                                         --------------------------------------
                                               MICHAEL D. SIEGAL
                                               Chairman of the Board and Chief
                                               Executive Officer


                                      By: /s/ Richard T. Marabito
                                         --------------------------------------
                                               RICHARD T. MARABITO
                                               Chief Financial Officer and
                                               Treasurer (Principal Accounting
                                               Officer)



















                                    19 of 30

                Certification of the Principal Executive Officer
                           Pursuant to 18 U.S.C. 1350
                 (Section 906 of the Sarbanes-Oxley Act of 2002)


I, Michael D. Siegal, Chairman and Chief Executive Officer of Olympic Steel, Inc. (the "Company"), certify that to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q for the period ended September 30, 2002, of the Company (the "Report"):

                  (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

                  (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


By: /s/ Michael D. Siegal
  --------------------------------------
Michael D. Siegal
Olympic Steel, Inc.
Chairman & Chief Executive Officer

November 11, 2002









                                    20 of 30

                Certification of the Principal Financial Officer

                           Pursuant to 18 U.S.C. 1350
                 (Section 906 of the Sarbanes-Oxley Act of 2002)

I, Richard T. Marabito, Chief Financial Officer of Olympic Steel, Inc. (the "Company"), certify that to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q for the period ended September 30, 2002 of the Company (the "Report"):

                  (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

                  (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


By: /s/ Richard T. Marabito
   ------------------------------------

Richard T. Marabito
Olympic Steel, Inc.
Chief Financial Officer

November 11, 2002









                                    21 of 30

                Certification of the Principal Executive Officer

                     Pursuant to 15 U.S.C. 78m(a) or 78o(d)
                 (Section 302 of the Sarbanes-Oxley Act of 2002)

I, Michael D. Siegal, the Chairman & Chief Executive Officer of Olympic Steel, Inc. (the "Company"), certify that:

                           (1) I have reviewed this quarterly report on Form 10-Q of the Company;

                           (2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

                           (3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

                           (4) The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

                                            (a) designed such disclosure
                                            controls and procedures to ensure
                                            that material information relating
                                            to the Company, including its
                                            consolidated subsidiaries, is made
                                            known to us by others within those
                                            entities, particularly during the
                                            period in which this quarterly
                                            report is being prepared;

                                            (b) evaluated the effectiveness of
                                            the Company's disclosure controls
                                            and procedures as of a date within
                                            90 days prior to the filing date of
                                            this quarterly report (the
                                            "Evaluation Date"); and

                                            (c) presented in this quarterly
                                            report our conclusions about the
                                            effectiveness of the disclosure
                                            controls and procedures based on our
                                            evaluation as of the Evaluation
                                            Date;






                                    22 of 30

                           (5) The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors (or persons performing the equivalent function):

                                            (a) all significant deficiencies in
                                            the design or operation of internal
                                            controls which could adversely
                                            affect the Company's ability to
                                            record, process, summarize and
                                            report financial data and have
                                            identified for the Company's
                                            auditors any material weaknesses in
                                            internal controls; and

                                            (b) any fraud, whether or not
                                            material, that involves management
                                            or other employees who have a
                                            significant role in the Company's
                                            internal controls; and

                           (6) The Company's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By: /s/ Michael D. Siegal   CEO
   -----------------------------------
Michael D. Siegal
Olympic Steel, Inc.
Chairman & Chief Executive Officer

November 11, 2002




                                    23 of 30

                Certification of the Principal Financial Officer

                     Pursuant to 15 U.S.C. 78m(a) or 78o(d)
                 (Section 302 of the Sarbanes-Oxley Act of 2002)

I, Richard T. Marabito, the Chief Financial Officer of Olympic Steel, Inc. (the "Company"), certify that:

                           (1) I have reviewed this quarterly report on Form 10-Q of the Company;

                           (2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

                           (3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

                           (4) The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:
                                            (a) designed such disclosure
                                            controls and procedures to ensure
                                            that material information relating
                                            to the Company, including its
                                            consolidated subsidiaries, is made
                                            known to us by others within those
                                            entities, particularly during the
                                            period in which this quarterly
                                            report is being prepared;

                                            (b) evaluated the effectiveness of
                                            the Company's disclosure controls
                                            and procedures as of a date within
                                            90 days prior to the filing date of
                                            this quarterly report (the
                                            "Evaluation Date"); and

                                            (c) presented in this quarterly
                                            report our conclusions about the
                                            effectiveness of the disclosure
                                            controls and procedures based on our
                                            evaluation as of the Evaluation
                                            Date;



                                    24 of 30

                           (5) The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors (or persons performing the equivalent function):

                                            (a) all significant deficiencies in
                                            the design or operation of internal
                                            controls which could adversely
                                            affect the Company's ability to
                                            record, process, summarize and
                                            report financial data and have
                                            identified for the Company's
                                            auditors any material weaknesses in
                                            internal controls; and

                                            (b) any fraud, whether or not
                                            material, that involves management
                                            or other employees who have a
                                            significant role in the Company's
                                            internal controls; and

                           (6) The Company's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By: /s/ Richrd T. Marabito
   -------------------------------
Richard T. Marabito
Olympic Steel, Inc.
Chief Financial Officer

November 11, 2002



                                    25 of 30