Form 10-K
period 2002-12-31
OLYMPIC STEEL INC
filed 2003-03-31
CIK 917470

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

                      FOR THE YEAR ENDED DECEMBER 31, 2002

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ( ) No (X)

     As of June 30, 2002, the aggregate market value of voting stock held by nonaffiliates of the registrant based on the closing price at which such stock was sold on the Nasdaq National Market on such date approximated $45,448,980. The number of shares of Common Stock outstanding as of June 30, 2002 was 9,638,100.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Registrant intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days of the close of its fiscal year ended December 31, 2002, portions of which document shall be deemed to be incorporated by reference in Part I and Part III of this Annual Report on Form 10-K from the date such document is filed.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

THE COMPANY

     The Company is a North American steel service center with 48 years of experience in specialized processing and distribution of large volumes of carbon, coated carbon and stainless steel, flat-rolled sheet, and coil and plate products from 12 facilities in eight midwestern and eastern states. The Company also participates in two joint ventures in Michigan. Net sales for the Company totaled $459 million in 2002. The Company operates as an intermediary between steel producers and manufacturers that require processed steel for their operations. The Company purchases flat-rolled steel typically from steel producers and responds to its customers' needs by processing steel to customer specifications and by providing critical inventory and just-in-time delivery services. Such services reduce customers' inventory levels, as well as save time, labor and expense for customers, thereby reducing their overall production costs. The Company's services include both traditional service center processes of cutting-to-length, slitting, and shearing and higher value-added processes of blanking, tempering, plate burning, laser welding, and precision machining of steel parts. In 2002 the Company ceased providing roll forming services.

     The Company operates as a single business segment and is organized into three regional operations with domestic processing and distribution facilities in Connecticut, Georgia, Pennsylvania, Ohio, Michigan, Illinois, Iowa, and Minnesota, servicing a diverse base of customers primarily located throughout the midwestern, eastern and southern United States. Its international sales office is located in Florida and services customers primarily in Puerto Rico and Mexico.

     The Company is incorporated under the laws of the State of Ohio. The Company's executive offices are located at 5096 Richmond Road, Cleveland, Ohio 44146. Its telephone number is (216) 292-3800, and its website address is www.olysteel.com.

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

     Services provided by steel service centers can range from storage and distribution of unprocessed metal products to complex, precision value-added steel processing. Steel service centers respond directly to customer needs and emphasize value-added processing of steel pursuant to specific customer demands, such as cutting-to-length, slitting, shearing, roll forming, shape correction and surface improvement, blanking, tempering, plate burning and stamping. These processes produce steel to specified lengths, widths, shapes and surface characteristics through the use of specialized equipment. Steel service centers typically have lower cost structures and provide services and value-added processing not otherwise available from steel producers.

     End product manufacturers and other steel users have increasingly sought to purchase steel on shorter lead times and with more frequent and reliable deliveries than can normally be provided by steel producers. Steel service centers generally have lower labor costs than steel producers and consequently process steel on a more cost-effective basis. In addition, due to this lower cost structure, steel service centers are able to handle orders in quantities smaller than would be economical for steel producers. The benefits to customers purchasing products from steel service centers include lower inventory levels, lower overall cost of raw materials, more timely response and decreased manufacturing time and operating expense. The Company believes that the increasing prevalence of just-in-time delivery requirements has made the value-added inventory, processing and delivery functions performed by steel service centers increasingly important.

CORPORATE HISTORY

     The Company was founded in 1954 by the Siegal family as a general steel service center. Michael Siegal (CEO), the son of one of the founders, began his career with the Company in the early 1970's and became CEO at the end of 1983. David Wolfort (President and COO) joined the Company as General Manager in 1984. In the late 1980's, the Company's business strategy changed from a focus on warehousing and distributing steel from a single facility with no major processing equipment to a focus on growth, geographic and customer diversity and value-added processing. An integral part of the Company's growth has been the acquisition and start-up of several processing and sales operations, and the investment in processing equipment. In March 1994, the Company completed an initial public offering, and in August 1996, completed a follow-on offering of its Common Stock.

BUSINESS STRATEGY AND OBJECTIVES

     The Company believes that the steel service center and processing industry continues to be driven by four primary trends: increased outsourcing of manufacturing processes by domestic manufacturers; shift by customers to fewer and larger suppliers; increased customer demand for higher quality products and services; and consolidation of industry participants.

     In recognition of these industry dynamics, the Company has focused on achieving profitable growth through the start-up, acquisition, or joint venture partnering of service centers, processors, and related businesses, and continued investments in higher value-added processing equipment and services, while continuing its commitment to expanding and improving its sales and servicing efforts.

     The Company is focused on specific operating objectives including: (i) increasing tons sold; (ii) reducing controllable operating expenses; (iii) generating positive cash flow to reduce debt; (iv) improving safety awareness;
(v) achieving specified on-time delivery and quality directives; and (vi) maintaining inventory turnover of approximately five times per year. These operating objectives are supported by:

     (i) Flawless execution (Fe), which is an internal program that empowers employees to achieve profitable growth by delivering superior customer service and exceeding customer expectations.

     (ii) A set of core values which is communicated and practiced throughout the Company.

     (iii) On-going business process enhancements and redesigns to improve efficiencies and reduce costs.

     (iv) Continued evolution of information and key metric reporting to focus managers on achieving the specific operating objectives mentioned above.

     Olympic believes its depth of management, facilities locations, processing capabilities, information systems, focus on quality and customer service, extensive and experienced sales force, and supplier relationships provide a strong foundation for implementation of its strategy and achievement of its objectives. Certain elements of the Company's strategy are set forth in more detail below.

     INVESTMENT IN VALUE-ADDED PROCESSING EQUIPMENT. Olympic has invested in processing equipment to support customer demand and to respond to the growing trend among capital equipment manufacturers (its customers) to outsource non-core production processes, such as plate processing, and to concentrate on engineering, design and assembly. When the results of sales and marketing efforts indicate that there is sufficient customer demand for a particular product or service, the Company will purchase equipment to satisfy that demand. The Company also evaluates its existing equipment to ensure that it remains productive, and upgrades, replaces, redeploys, or disposes equipment when necessary.

     Investments in laser welding lines, precision machining equipment, blankers, plate processing equipment and two customized temper mills with heavy gauge cut to length lines have allowed the Company to further increase its higher value-added processing services.

     In the past three years, the Company has invested in two new slitters, one for its Detroit operation, which became operational in 2000, and the other in its Minneapolis Coil facility in 2002. Additional plate processing equipment was installed at the Company's Minneapolis Plate facility in 2002 as well. The Company believes it is among the largest processors and distributors of steel plate in the United States. As part of its evaluation of non-productive equipment, this new equipment has replaced multiple pieces of older, less efficient equipment.

     SALES AND MARKETING. The Company believes that its commitment to quality, service, just-in-time delivery and field sales personnel has enabled it to build and maintain strong customer relationships. The Company continuously analyzes its customer base to ensure that strategic customers are properly targeted and serviced, while focusing its efforts to supply and service its larger customers on a national account basis. The national account program has successfully resulted in selling to multi-location customers from multi-location Olympic facilities. In addition, the Company offers business solutions to its customers through value-added and value-engineered services. The Company also provides inventory stocking programs and in-plant employees located at customer locations to help reduce customers' costs.

     The Company has a "Flawless execution" program (Fe), which is a commitment to provide superior customer service while striving to exceed customer expectations. The Fe program includes tracking actual on-time delivery and quality performance against objectives, and initiatives to improve efficiencies and streamline processes at each operation.

     The Company believes its sales force is among the largest and most experienced in the industry. The sales force makes direct daily sales calls to customers throughout the continental United States. The continuous interaction between the Company's sales force and active and prospective customers provides the Company with valuable market information and sales opportunities, including opportunities for outsourcing and increased sales.

     The Company's sales efforts are further supported by metallurgical engineers, technical service personnel, and product specialists who have specific expertise in carbon and stainless steel, alloy plate and steel fabrication. The Company's e-commerce initiatives include extranet pages for specific customers, which are integrated with the Company's internal business systems to provide cost efficiencies for both the Company and its customers.

     ACQUISITIONS. Although the Company has focused on its internal operations over the last four years, it has made seven acquisitions of other steel service centers or processors since 1987. Its most recent acquisition was the June 1998 acquisition of JNT Precision Machining (JNT), a machining center now integrated into the Company's Chambersburg, Pennsylvania operation.

     INVESTMENTS IN JOINT VENTURES. The Company has expanded its selling and processing capabilities for its customers by participating in the following two joint venture relationships:

     Olympic Laser Processing (OLP), a 50% owned joint venture, was formed in 1997 with the United States Steel Corporation (USS) to produce laser welded sheet steel blanks for the automotive industry. OLP's Michigan facility is equipped with two automated and two manual-feed laser-welding lines. A fifth automated line has been purchased and is expected to be installed in the second half of 2003. Demand for laser-welded parts is expected to continue growing due to cost benefits and reduced scrap and auto body weight. OLP began operating profitably in 2001.

     The Company has a 49% ownership interest in G.S.P., LLC (GSP), a joint venture in eastern Michigan to support the flat-rolled steel requirements of the automotive industry as a Minority Business Enterprise. On April 1, 2002, Thomas
A. Goss and Gregory F. Goss, executive officers of the Goss Group, Inc., an insurance enterprise, assumed 51% majority ownership interest from the venture's previous majority owners. GSP is a certified member of the Michigan Minority Business Development Council.

     MANAGEMENT. The Company believes one of its strengths is the depth of its management. In addition to its principal executive officers, the Company's management team includes three Regional Vice Presidents, its Vice-Presidents of Sales and Marketing, New Business Development, Operations Management, and Human Resources, eight General Managers, its Directors of Materials Management and Corporate Projects, its Credit Manager and its Corporate Controller. Members of the management team have a diversity of backgrounds within the steel industry, including management positions at steel producers and other steel service centers. They average 22 years of experience in the steel industry and 10 years with the Company.

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

     Customer orders are entered or electronically transmitted into computerized order entry systems, and appropriate inventory is then selected and scheduled for processing in accordance with the customer's specified delivery date. The Company attempts to maximize yield by combining customer orders for processing each coil or plate to the fullest extent practicable.

     The Company's services include both traditional service center processes of cutting-to-length, slitting, and shearing and higher value-added processes of blanking, tempering, plate burning, precision machining and laser welding to process steel to specified lengths, widths and shapes pursuant to specific customer orders. Cutting-to-length involves cutting steel along the width of the coil. Slitting involves cutting steel to specified widths along the length of the coil. Shearing is the process of cutting sheet steel. Blanking cuts the steel into specific shapes with close tolerances. Tempering improves the uniformity of the thickness and flatness of the steel through a cold rolling process. Plate burning is the process of cutting steel into specific shapes and sizes. The Company's machining activities include drilling, bending, milling, tapping, boring and sawing. Laser welding of processed steel blanks is performed by the Company's OLP joint venture. In 2002, the Company closed its tube processing operation and ceased offering roll forming services to its customers.

     The following table sets forth the major pieces of processing equipment in operation by geographic region:

                                                         (A)       (B)                 (D)
PROCESSING                                             EASTERN   CENTRAL     (C)      JOINT
EQUIPMENT                                              REGION    REGION    DETROIT   VENTURES   TOTAL
----------                                             -------   -------   -------   --------   -----
Cutting-to-length....................................     8         5         2                  15
Blanking presses.....................................                         4                   4
Tempering (e)........................................     3         2                             5
Plate processing.....................................    10        15                            25
Slitting.............................................     4         2         2         1         9
Shearing.............................................     1         5                   4        10
Machining............................................    16                                      16
Shot blasting/grinding...............................     1         2                             3
Laser welding........................................                                   4         4
                                                         --        --         --        --       --
     Total...........................................    43        31         8         9        91
                                                         ==        ==         ==        ==       ==

---------------

(a) Consists of seven facilities located in Ohio, Connecticut, Pennsylvania and Georgia.

(b) Consists of four facilities located in Illinois, Minnesota and Iowa.

(c) Consists of one facility located in Michigan, primarily serving the automotive industry.

(d) Consists of two facilities located in Michigan, primarily serving the automotive industry.

(e) In addition to the temper mills located in Cleveland and Iowa, tempering includes press brake equipment.

     The Company's quality control system establishes controls and procedures covering all aspects of its products from the time the material is ordered through receipt, processing and shipment to the customer. These controls and procedures encompass periodic supplier audits, meetings with customer advisory boards, inspection criteria, traceability and certification. From time to time, the Company has undergone quality audits by certain of its customers and has met all requirements of those customers. In addition, the Philadelphia, Georgia, and both Minneapolis operations are ISO 9002 certified. The Detroit operation has earned Ford's Q1 quality rating, and is also QS-9000 certified. The GSP and OLP joint ventures are also QS-9000 certified. The Company has a quality testing lab adjacent to its temper mill facility in Cleveland.

CUSTOMERS AND DISTRIBUTION

     The Company has a diversified customer and geographic base, which reduces the inherent risk and cyclicality of its business. The concentration of net sales to the Company's top 20 customers approximated 26% of net sales in 2002 compared to 27% in 2001. In addition, the Company's largest customer accounted for approximately 4% of net sales in both 2002 and 2001. The Company serves customers in most carbon steel consuming industries, including manufacturers and fabricators of transportation and material handling equipment, automobiles, construction and farm machinery, storage tanks, environmental and energy generation equipment, appliances, food service and electrical equipment, as well as general and plate fabricators, and steel service centers. Sales to the three largest U.S. automobile manufacturers and their suppliers, made principally by the Company's Detroit operation, and sales to other steel service centers, accounted for approximately 17% and 13%, respectively, of the Company's net sales in 2002, and 15% and 11% of net sales in 2001.

     While the Company ships products throughout the United States, most of its customers are located in the midwestern, eastern and southern regions of the United States. Most domestic customers are located within a 250-mile radius of one of the Company's processing facilities, thus enabling an efficient delivery system capable of handling a high frequency of short lead-time orders. The Company transports most of its products directly to customers via dedicated independent trucking firms. Products sold to foreign customers are shipped either directly from the steel producers to the customer or to an intermediate processor, and then to the customer by rail, truck or ocean carrier.

     The Company processes its steel to specific customer orders as well as for stock. Many of the Company's larger customers commit to purchase on a regular basis at fixed prices ranging from three to twelve months. To mitigate price volatility risks these fixed price commitments are generally matched with corresponding supply arrangements. Customers notify the Company of specific release dates as the processed products are required. Customers typically notify the Company of release dates anywhere from a just-in-time basis up to three weeks before the release date. Therefore, the Company is required to carry sufficient inventory to meet the short lead time and just-in-time delivery requirements of its customers.

SUPPLIERS

     Olympic concentrates on developing manufacturer to distributor relationships with high-quality steel producers, using a coordinated effort to be the customer of choice for business critical suppliers. The Company employs sourcing strategies maximizing the quality, production and transportation economies of a global supply base. Olympic is an important customer of flat-rolled coil and plate for many of its principal suppliers, but is not dependent on any one supplier. The Company purchases in bulk from steel producers in quantities that are efficient for such producers. This enables the Company to maintain a continued source of supply at what it believes to be competitive prices. Olympic believes the accessibility and proximity of its facilities to major domestic steel producers, combined with its long-standing and continuous prompt pay practices, will continue to be an important factor in maintaining strong relationships with steel suppliers. The Company purchases flat-rolled steel at regular intervals from a number of domestic and foreign producers of primary steel. The steel producing supply base continues to consolidate, and the Company believes that its relationships with its suppliers are good. The Company has no long-term commitments with any of its suppliers. The Company purchased approximately 11% and 16% of its total steel requirements from its single largest supplier in 2002 and 2001, respectively.

COMPETITION

     The principal markets served by the Company are highly competitive. The Company competes with other regional and national steel service centers, single location service centers and, to a certain degree, steel producers and intermediate steel processors on a regional basis. The Company has different competitors for each of its products and within each region. The Company competes on the basis of price, product selection and availability, customer service, quality and geographic proximity. Certain of the Company's competitors have more flexibility and greater financial and operating resources than the Company.

     With the exception of certain Canadian operations, foreign-located steel service centers are generally not a material competitive factor in the Company's principal domestic markets.

MANAGEMENT INFORMATION SYSTEMS

     Information systems are a critical component of Olympic's strategy. The Company has invested in technologies and human resources required in this area. The Company believes that its information systems provide it with an advantage over smaller competitors with less resources than Olympic. The Company's information systems focus on the following core application areas:

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

     INTERNAL COMMUNICATIONS. The Company believes that its ability to quickly and efficiently share information across its operations is critical to the Company's success. The Company has invested in various communications and workgroup technologies which enable employees to remain effective and responsive.

     E-COMMERCE AND ADVANCED CUSTOMER INTERACTION. The Company is actively involved in electronic commerce initiatives, including both Company-sponsored initiatives and participation in customer e-procurement initiatives. Olympic has implemented extranet sites for specific customers, which are integrated with the Company's internal business systems to streamline the costs and time associated with processing electronic transactions.

     The Company continues to actively seek opportunities to utilize information technologies to reduce costs and improve services within Olympic and across the steel supply chain. This includes working with individual steel producers and customers, and participating in industry sponsored groups to develop information processing standards to benefit those in the supply chain.

     In 2002, the Company suspended its project to implement a new internally developed management information system. The project was initiated to integrate the Company's existing three business systems into a common foundation. As a result of this decision, the Company recorded $1.7 million of accelerated depreciation in the fourth quarter of 2002.

EMPLOYEES

     At December 31, 2002, the Company employed 837 people. Approximately 230 of the Company's hourly plant personnel at the Minneapolis and Detroit facilities are represented by four separate collective bargaining units. The collective bargaining agreement covering the Company's Minneapolis plate processing facility expires on March 31, 2003, and the agreement covering Detroit's hourly plant employees expires June 30, 2004.

     In October 2002, the Company's collective bargaining agreement covering its Minneapolis coil processing facility was renewed to September 30, 2005. The Company's collective bargaining agreement covering its Detroit hourly plant maintenance personnel (7 employees) expired on July 31, 2002. Employees covered under this agreement continue to operate as a new agreement is negotiated. While the Company expects to be able to negotiate a new agreement, there can be no assurance that such a resolution will occur. The Company has never experienced a work stoppage and believes that its relationship with its employees is good. However, any prolonged disruption in business arising from work stoppages by Company personnel represented by collective bargaining units could have a material adverse effect on the Company's results of operations.

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

CYCLICALITY IN THE STEEL INDUSTRY; IMPACT OF CHANGING STEEL PRICES

     The principal raw material used by the Company is flat-rolled carbon and stainless steel that the Company typically purchases from steel producers. The steel industry as a whole is cyclical, and pricing and availability in the steel industry can be volatile due to numerous factors beyond the control of the Company, including general, domestic and international economic conditions, labor costs, production levels, competition, steel import levels, import duties and tariffs and currency exchange rates. This volatility can significantly affect the availability and cost of steel for the Company.

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

     Sales of the Company's products for use in the automotive industry accounted for approximately 17% and 15% of the Company's net sales in 2002 and 2001, respectively. Such sales include sales directly to automotive manufacturers and to manufacturers of automotive components and parts. The automotive industry experiences significant fluctuations in demand based on numerous factors such as general economic conditions and consumer confidence. The automotive industry is also subject, from time to time, to labor work stoppages. Any prolonged disruption in business arising from work stoppages by automotive manufacturers or by steel manufacturers could have a material adverse effect on the Company's results of operations.

EFFECTS OF INFLATION AND PRICING FLUCTUATIONS

     Inflation generally affects the Company by increasing the cost of employee wages and benefits, transportation services, processing equipment, purchased steel, energy, and borrowings under the Company's credit facility. Inflation has not had a material effect on the Company's financial results during the past three years. When raw material prices decline, customer demands for lower costed product result in lower selling prices. Declining steel prices have generally adversely affected the Company's net sales and net income over the past three years.

FORWARD-LOOKING INFORMATION

     This document contains various forward-looking statements and information that are based on management's beliefs as well as assumptions made by and information currently available to management. When used in this document, the words "anticipate," "expect," "believe," "estimated," "project," "plan" and similar expressions are intended to identify forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks, uncertainties and assumptions including, but not limited to: general business, economic and political conditions; competitive factors such as the availability and pricing of steel and fluctuations in customer demand; layoffs or work stoppages by the Company's, suppliers', or customers' personnel; equipment malfunctions or installation delays; the adequacy of information technology and business system software investment; the successes of its joint ventures; the successes of the Company's strategic efforts and initiatives to increase sales volumes, improve cash flows and reduce debt, maintain or improve inventory turns and reduce its costs; and customer, supplier, and competitor consolidation or insolvency. Should one or more of these or other risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, expected, believed, estimated, projected or planned. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date hereof.

ITEM 2.  PROPERTIES

     The Company believes that its properties are strategically situated relative to its domestic suppliers, its customers and each other, allowing the Company to support customers from multiple locations. This permits the Company to provide inventory and processing services, which are available at one operation but not another. Steel is shipped from the most advantageous facility, regardless of where the order was taken. The facilities are located in the hubs of major steel consumption markets, and within a 250-mile radius of most of the Company's customers, a distance approximating the one-day driving and delivery limit for truck shipments. The following table sets forth certain information concerning the Company's principal properties:

                                            SQUARE                                    OWNED OR
OPERATION                LOCATION            FEET               FUNCTION               LEASED
---------        ------------------------   -------   -----------------------------   ---------
Cleveland        Bedford Heights,           127,000   Corporate headquarters and          Owned
                 Ohio (1)                             coil processing and
                                                      distribution center
                 Bedford Heights,           121,500   Coil processing, distribution       Owned
                 Ohio (1)                             center and offices
                 Bedford Heights,           59,500    Plate processing,                  Leased(2)
                 Ohio (1)                             distribution center and
                                                      offices
Minneapolis      Plymouth, Minnesota        196,800   Coil processing, distribution       Owned
                                                      center and offices
                 Plymouth, Minnesota        112,200   Plate processing,                   Owned
                                                      distribution center and
                                                      offices
Lafayette        Detroit, Michigan          256,000   Coil processing, distribution       Owned
                                                      center and offices
South            Winder, Georgia            240,000   Coil processing, distribution       Owned
                                                      center and offices
Iowa             Bettendorf, Iowa           190,000   Coil and plate processing,          Owned
                                                      distribution center and
                                                      offices
Connecticut      Milford, Connecticut       134,000   Coil and plate processing,          Owned
                                                      distribution center and
                                                      offices
Philadelphia     Lester, Pennsylvania       92,500    Plate processing,                  Leased
                                                      distribution center and
                                                      offices
Chambersburg     Chambersburg,              87,000    Plate processing and                Owned
                 Pennsylvania                         machining, distribution
                                                      center and offices
Chicago          Schaumburg, Illinois (3)   80,500    Coil processing, distribution       Owned
                                                      center and offices

---------------

(1) The Bedford Heights facilities are all adjacent properties.

(2) This facility is leased from a related party pursuant to the terms of a triple net lease for $195,300 per year. The lease was renewed in June 2000 for a 10-year term, with one remaining renewal option for an additional 10 years.

(3) In 2000, the Company consolidated its Chicago operations in the Schaumburg, Illinois facility. The Company's former Elk Grove Village, Illinois facility was sold in 2002.

     The Company owns a 118,000 square foot facility in Cleveland, Ohio that previously housed its roll forming operation, which was discontinued in 2002. This facility is included in "Assets Held for Sale" on the accompanying December 31, 2002 consolidated balance sheet.

     The Company's international sales office is located in Jacksonville, Florida. The Company also participates in two joint ventures which each own a facility in Michigan. All of the properties listed in the table as owned are subject to mortgages securing the Company's debt agreements. Management believes that the Company will be able to accommodate its capacity needs for the immediate future at its existing facilities.

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

     None.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     This information is included in this Report pursuant to Instruction 3 of
Item 401(b) of Regulation S-K. The following is a list of the executive officers of the Company and a brief description of their business experience. Each executive officer will hold office until his successor is chosen and qualified.

     Michael D. Siegal, age 50, has served as Chief Executive Officer of the Company since 1984, and as Chairman of the Board of Directors since 1994. From 1984 until January 2001, he also served as President. He has been employed by the Company in a variety of capacities since 1974. Mr. Siegal is a member of the Board of Directors of the Metals Service Center Institute (MSCI). He previously served as National Chairman of Israel Bonds and presently serves as Vice Chairman of the Development Corporation for Israel and as an officer for the Cleveland Jewish Community Federation. He is also a member of the Board of Directors of American National Bank (Cleveland, Ohio).

     David A. Wolfort, age 50, has served as President since January 2001 and Chief Operating Officer since 1995. He has been a director of the Company since 1987. He previously served as Vice President Commercial from 1987 to 1995, after having joined the Company in 1984 as General Manager. Prior to joining the Company, Mr. Wolfort spent eight years with Sharon Steel, a primary steel producer, in a variety of sales assignments. Mr. Wolfort is the Chairman of MSCI's Political Action Committee and serves as Past Chairman of MSCI's Governmental Affairs Committee. He is also a member of the Northern Ohio Regional Board of the Anti-Defamation League.

     Richard T. Marabito, age 39, serves as the Company's Chief Financial Officer (CFO). He also served as Treasurer from 1994 through 2002. He joined the Company in 1994 as Corporate Controller and served in this capacity until being named CFO in March 2000. Prior to joining the Company, Mr. Marabito served as Corporate Controller for Waxman Industries, Inc., a publicly traded wholesale distribution company. Mr. Marabito is a certified public accountant, and was employed from 1985 to 1990 by Arthur Andersen LLP in its audit division. Mr. Marabito also serves as a director for the Company's OLP LLC joint venture, and is a member of the Board of Trustees for the MSCI's Foundation for Continuing Education.

     Heber MacWilliams, age 59, serves as Chief Information Officer, and has been employed by the Company since 1994. Prior to joining the Company, Mr. MacWilliams spent 14 years as partner in charge of management consulting at Walthall & Drake, a public accounting firm in Cleveland, Ohio. Mr. MacWilliams is also a member of the faculty of the Weatherhead School of Management at Case Western Reserve University in Cleveland, Ohio.

     Richard A. Manson, age 34, has served as the Company's Treasurer since January 2003, and has been employed by the Company since 1996. From 1996 through 2002, he served as Director of Taxes and Risk Management. Prior to joining the Company, Mr. Manson was employed for seven years by Arthur Andersen LLP in its tax department. Mr. Manson is a certified public accountant.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

     The Company's Common Stock trades on the Nasdaq National Market under the symbol "ZEUS." The following table sets forth, for each quarter in the two year period ended December 31, 2002, the high and low closing prices of the Company's Common Stock as reported by the Nasdaq National Market:

                                                     2002            2001
                                                 -------------   -------------
                                                 HIGH     LOW    HIGH     LOW
                                                 -----   -----   -----   -----
First quarter..................................  $6.05   $2.40   $3.06   $1.94
Second quarter.................................   6.15    5.05    4.24    2.16
Third quarter..................................   6.57    2.82    4.05    2.95
Fourth quarter.................................   3.99    2.72    3.95    2.15

HOLDERS OF RECORD

     On March 10, 2003, the Company believed there were approximately 2,500 beneficial holders of the Company's Common Stock.

DIVIDENDS

     The Company presently retains all of its earnings, and anticipates that all of its future earnings will be retained to finance the expansion or upgrading of its business. The Company does not anticipate paying cash dividends on its Common Stock in the foreseeable future. Any determination to pay cash dividends in the future will be at the discretion of the Board of Directors after taking into account various factors, including the Company's financial condition, results of operations, current and anticipated cash needs, plans for expansion and current restrictions under the Company's credit agreement.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth selected data of the Company for each of the five years in the period ended December 31, 2002. The data presented should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere in this report.

                                                    FOR THE YEARS ENDED DECEMBER 31,
                                          ----------------------------------------------------
                                            2002       2001       2000       1999       1998
                                          --------   --------   --------   --------   --------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
TONS SOLD DATA:
  Direct................................     1,004        936      1,008      1,033      1,043
  Toll (a)..............................       154        131        165        207        231
     Total..............................     1,158      1,067      1,173      1,240      1,274

INCOME STATEMENT DATA:
Net sales (a)...........................  $459,384   $404,803   $505,522   $509,882   $562,020
Cost of sales...........................   355,231    307,136    398,652    387,798    443,594
Gross margin............................   104,153     97,667    106,870    122,084    118,426
Operating expenses (b)..................    98,315     94,796    107,571    108,934    123,272
Operating income (loss).................     5,838      2,871       (701)    13,150     (4,846)
Income (loss) from joint ventures.......       606       (160)    (1,425)    (1,032)      (322)
Interest and other expense on debt......     8,071      6,473      5,623      3,615      3,295
Receivable securitization expense.......        --      1,260      3,724      3,119      3,773
Income (loss) from continuing operations
  before income taxes and cumulative
  effect of a change in accounting
  principle.............................    (1,627)    (5,022)   (11,473)     5,384    (12,236)
Income tax benefit (provision)..........       626      1,933      3,728     (2,072)     3,976
Income (loss) from continuing operations
  before cumulative effect of a change
  in accounting principle...............    (1,001)    (3,089)    (7,745)     3,312     (8,260)
Loss from discontinued tube operation,
  net of income tax benefit (c).........    (2,641)      (559)      (976)      (153)      (171)
Income (loss) before cumulative effect
  of a change in accounting principle...    (3,642)    (3,648)    (8,721)     3,159     (8,431)
Cumulative effect of a change in
  accounting principle, net of income
  tax benefit (d).......................    (2,117)        --         --         --         --
Net income (loss).......................   ($5,759)   ($3,648)   ($8,721)    $3,159    ($8,431)
Basic and diluted net income (loss) per
  share.................................    ($0.60)    ($0.38)    ($0.90)     $0.30     ($0.79)
Weighted average shares outstanding.....     9,637      9,588      9,677     10,452     10,692

BALANCE SHEET DATA:
Current assets (e)......................  $162,686   $117,240   $103,837   $137,513   $132,080
Current liabilities.....................    43,962     32,455     32,672     36,248     43,225
Working capital (e).....................   118,724     84,785     71,165    101,265     88,855
Total assets (e)........................   262,911    235,386    224,929    267,007    256,108
Total debt (e)..........................   106,793     84,499     68,009     93,426     76,520
Shareholders' equity....................   115,495    121,243    124,920    136,820    137,743

---------------

(a) Net sales generated from toll tons sold represented less than 3% of consolidated net sales for all years presented.

(b) 2000 and 1998 operating expenses include asset impairment charges of $1,178 and $19,056, respectively.

(c) In June 2002, the Company decided to close its unprofitable tube processing operation (Tubing) in Cleveland, Ohio. In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the

    Impairment or Disposal of Long-Lived Assets," Tubing has been accounted for as a discontinued operation. As a result, Tubing's after-tax losses are shown separate from the Company's results from continuing operations.

(d) As a result of the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," the Company wrote-off its entire goodwill amount in 2002 as a cumulative effect of a change in accounting principle.

(e) 2000, 1999, and 1998 reflect the sale of $48,000, $52,000, and $57,000, respectively, of accounts receivable under the Company's former accounts receivable securitization program which was terminated in June 2001.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

     The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from these estimates under different assumptions or conditions. On an ongoing basis, the Company monitors and evaluates its estimates and assumptions.

     The Company believes the following critical accounting policies affect its more significant judgments and estimates used in preparation of its consolidated financial statements:

Allowance for Doubtful Accounts Receivable

     The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The allowance is maintained at a level considered appropriate based on historical experience and specific customer collection issues that the Company has identified. Estimation of such losses requires adjusting historical loss experience for current economic conditions and judgments about the probable effects of economic conditions on certain customers. The Company can not guarantee that the rate of future credit losses will be similar to past experience. The Company considers all available information when assessing each quarter the adequacy of its allowance for doubtful accounts.

Inventory Valuation

     The Company's inventories are stated at the lower of cost or market and include the costs of the purchased steel, internal and external processing, and inbound freight. Cost is determined using the specific identification method. The Company regularly reviews its inventory on hand and records provisions for obsolete and slow-moving inventory based on historical and current sales trends. Changes in product demand and the Company's customer base may affect the value of inventory on hand, which may require higher provisions for obsolete or slow-moving inventory.

Impairment of Long-Lived Assets

     The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Events or changes in circumstances which could trigger an impairment review include significant underperformance relative to the expected historical or projected future operating results, significant changes in the manner of the use of the acquired assets or the strategy for the overall business or significant negative industry or economic trends. The Company records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed.

Income Taxes

     The Company records operating loss and tax credit carryforwards and the estimated effect of temporary differences between the tax basis of assets and liabilities and the reported amounts in its consolidated balance sheets. The Company follows detailed guidelines in each tax jurisdiction when reviewing tax assets recorded on the balance sheet and provides for valuation allowances as required. Deferred tax assets are reviewed for recoverability based on historical taxable income, the expected reversals of existing temporary differences, tax planning strategies and, most importantly, on projections of future taxable income. The projections of future taxable income require assumptions regarding volume, selling prices, gross margins, expense levels and industry cyclicality. If the Company is unable to generate sufficient future taxable income in certain tax jurisdictions, the Company will be required to record a valuation allowance against its deferred tax assets.

OVERVIEW

     The Company's results of operations are affected by numerous external factors, such as general business, economic and political conditions, competition, steel pricing and availability, energy prices, customer demand for steel, and layoffs or work stoppages by suppliers' or customers' personnel.

     Olympic sells a broad range of products, many of which have different gross margins. Products that have more value-added processing generally have a greater gross margin. Accordingly, the Company's overall gross margin is affected by product mix and the amount of processing performed, as well as volatility in selling prices and material purchase costs.

     The Company performs toll processing of customer-owned steel, the majority of which is performed by its Detroit and Georgia operations. Toll processing generally results in lower selling prices and gross margin dollars per ton but higher gross margin percentages than the Company's direct sales. Net sales dollars generated from toll processing represented less than 3% of consolidated net sales in each of the last 3 years.

     The Company's two joint ventures include: Olympic Laser Processing (OLP), a company that processes laser welded sheet steel blanks for the automotive industry; and G.S.P., LLC (GSP), a certified Minority Business Enterprise company supporting the flat-rolled steel requirements of the automotive industry. The Company's 50% interest in OLP and 49% interest in GSP are accounted for under the equity method. The Company guarantees portions of outstanding debt under both of the joint venture companies' bank credit facilities. As of December 31, 2002, Olympic guaranteed 50% of OLP's $17.3 million and 49% of GSP's $1.5 million of outstanding debt on a several basis.

     Financing costs historically included interest and financing fees on debt and costs associated with the Company's accounts receivable securitization program (the Financing Costs). In connection with its June 2001 debt refinancing, the Company's accounts receivable securitization program was terminated, resulting in the repurchase of $42.0 million of accounts receivable previously sold. Receivable securitization costs were based on commercial paper rates calculated on the amount of receivables sold.

     The Company sells certain products internationally, primarily in Puerto Rico and Mexico. All international sales and payments are made in United States dollars. These sales historically involve the Company's direct representation of steel producers and may be covered by letters of credit or trade receivable insurance. Typically, international sales are more transactional in nature with lower gross margins than domestic sales. Domestic steel producers generally supply domestic customers before meeting foreign demand, particularly during periods of supply constraints. International sales have represented less than 3% of net sales in each of the last three years.

     In June 2002, the Company decided to close its unprofitable tube processing operation (Tubing) in Cleveland, Ohio. In accordance with Statement of Financial Accounting Standards No. 144 (SFAS No. 144), "Accounting for the Impairment or Disposal of Long-Lived Assets," Tubing has been accounted for as a discontinued operation. As a result, Tubing's after-tax operating losses of $1.0 million for the first six months of 2002, and $559 thousand and $976 thousand for fiscal years ended December 31, 2001 and 2000, respectively, are shown separate from the Company's results from continuing operations. In addition, a $1.6 million after-tax charge for the costs of the Tubing closure is included in the 2002 consolidated statement of income. This non-cash charge primarily relates to the write down of Tubing's property and equipment to estimated fair value less costs to sell. The fair value of the Tubing property and equipment was determined by independent appraisal. In December 2002, the Company sold the Tubing equipment for $1.3 million (its approximate appraised value) and used the proceeds from the sale to reduce debt. The Tubing real estate is recorded as "Assets Held for Sale" on the accompanying December 31, 2002 consolidated balance sheet for $837 thousand. The Company anticipates selling the Tubing real estate during 2003 and will use the proceeds to reduce debt. Substantially all of Tubing's working capital was liquidated prior to December 31, 2002.

     Because the Company conducts its operations generally on the basis of short-term orders, backlog is not a meaningful indicator of future performance.

RESULTS OF OPERATIONS

     The following table sets forth certain income statement data expressed as a percentage of net sales:

                                                      2002     2001     2000
                                                     ------   ------   ------
Net sales..........................................  100.00   100.00   100.00
Cost of sales......................................   77.33    75.87    78.86
                                                     ------   ------   ------
  Gross margin.....................................   22.67    24.13    21.14
Operating expenses before asset impairment
  charge...........................................   21.40    23.42    21.05
Asset impairment charge............................      --       --     0.23
                                                     ------   ------   ------
  Operating income (loss)..........................    1.27      .71    (0.14)
Income (loss) from joint ventures..................    0.13    (0.04)   (0.28)
Financing costs....................................    1.76     1.91     1.85
                                                     ------   ------   ------
  Loss from continuing operations before income
     taxes and cumulative effect of a change in
     accounting principle..........................   (0.36)   (1.24)   (2.27)
Income tax benefit.................................    0.14     0.48     0.74
                                                     ------   ------   ------
  Loss from continuing operations before cumulative
     effect of a change in accounting principle....   (0.22)   (0.76)   (1.53)
Discontinued operations............................   (0.57)   (0.14)   (0.20)
                                                     ------   ------   ------
  Loss before cumulative effect of a change in
     accounting principle..........................   (0.79)   (0.90)   (1.73)
Cumulative effect of a change in accounting
  principle........................................   (0.46)      --       --
                                                     ------   ------   ------
  Net loss.........................................   (1.25)   (0.90)   (1.73)
                                                     ======   ======   ======

2002 COMPARED TO 2001

     Tons sold increased 8.6% to 1,158 in 2002 from 1,067 in 2001. Tons sold in 2002 included 1,004 thousand from direct sales and 154 thousand from toll processing, compared with 936 thousand from direct sales and 131 thousand from toll processing in 2001. The increases in direct and toll tons sold were primarily attributable to the Company's automotive customer base. The Company experienced a decline in customer demand in the fourth quarter of 2002, which has continued in the first quarter of 2003.

     Net sales increased $54.6 million, or 13.5%, to $459.4 million in 2002 from $404.8 million in 2001. Average selling prices increased 4.5% in 2002 from 2001.

     As a percentage of net sales, gross margin decreased to 22.7% in 2002 from 24.1% in 2001. In the first nine months of 2002, the Company experienced significant increases in its material purchase costs as a result of tightening steel supply caused by the idling or closure of domestic steel production facilities as well as U.S. government imposed import restrictions placed on certain steel products. However, during the fourth quarter of 2002, material purchase costs declined as demand for steel weakened. Although the Company has generally been successful in passing on price increases to its customers, competitive pressures on pricing in its market segments have resulted in lower gross margins compared to last year.

     Operating expenses increased $3.5 million, or 3.7%, to $98.3 million in 2002 from $94.8 million in 2001. Operating expenses in 2002 included a $1.7 million accelerated depreciation charge for previously capitalized software development costs associated with suspension of the Company's internal business system development project. Excluding this charge, operating expenses in 2002 increased 2.0% from 2001. This operating expense increase was the result of increased sales volumes. As a percentage of net sales, operating expenses in 2002 decreased to 21.4% from 23.4% in the comparable 2001 period. On a per ton sold basis, operating expenses in 2002 decreased to $84.88 from $88.84 in 2001. Excluding the accelerated depreciation charge, operating expenses totaled 21.0% of net sales or $83.45 per ton sold in 2002.

     Income from joint ventures totaled $606 thousand in 2002, compared to a loss of $160 thousand in 2001. OLP contributed $721 thousand of income in 2002 compared to a loss of $192 thousand in 2001. GSP losses totaled $115 thousand in 2002, compared to income of $32 thousand in 2001.

     Financing costs increased $338 thousand, or 4.4%, to $8.1 million in 2002 from $7.7 million in 2001. During the third quarter of 2002, the Company's then existing credit facility was amended to allow the Company to prepay and permanently reduce $10.0 million of higher cost term debt. The Company borrowed $10.0 million from the revolver component of its credit facility to pay down the term debt. In connection with the prepayment, the agent bank waived $617 thousand of deferred pay interest, which the Company previously expensed. On December 30, 2002, the Company completed a refinancing of its credit facility. In connection with the refinancing, the prior agent bank waived an additional $861 thousand of deferred pay interest, which the Company previously expensed. Both of the waivers of deferred pay interest have been recorded as a reduction to interest and other expense on debt in 2002, offset by $2.1 million of accelerated non-cash deferred financing fee amortization related to the early termination of the refinanced debt. The Company's average borrowing rate decreased to 5.7% in 2002 from 8.8% in 2001. Average borrowings levels declined approximately $5.4 million between years.

     Loss from continuing operations before income taxes and cumulative effect of a change in accounting principle totaled $1.6 million in 2002 compared to $5.0 million in 2001. An income tax benefit of 38.5% was recorded for both 2002 and 2001.

     Loss from the discontinued Tubing operation, net of a 38.5% income tax benefit, totaled $1.0 million and $559 thousand for 2002 and 2001, respectively. Loss on disposition of the discontinued Tubing operation, net of a 38.5% income tax benefit, totaled $1.6 million in 2002. This non-cash charge primarily relates to the write down of Tubing's property and equipment to estimated fair value less costs to sell.

     Included in the Company's 2002 net loss is an after-tax charge of $2.1 million from the Company's adoption of Financial Accounting Standards Board Statement No. 142 (SFAS No. 142), "Goodwill and Other Intangible Assets."

     Net loss totaled $5.8 million, or $.60 per share in 2002, compared to a net loss of $3.6 million, or $.38 per share in 2001.

     The 2002 net loss includes the non-cash, after-tax effects of $1.0 million for accelerated depreciation, $1.3 million for accelerated deferred financing fee amortization, $1.6 million to write-down Tubing's property and equipment, and $2.1 million to write-off goodwill.

     Weighted average shares outstanding totaled 9.6 million in both 2002 and 2001.

2001 COMPARED TO 2000

     Tons sold decreased 9.0% to 1,067 in 2001 from 1,173 thousand in 2000. Tons sold in 2001 included 936 thousand from direct sales and 131 thousand from toll processing, compared with 1,008 thousand from direct sales and 165 thousand from toll processing in 2000. The decreases in direct and toll tons sold were attributable to depressed customer demand across substantially all markets served by the Company.

     Net sales decreased $100.7 million, or 19.9%, to $404.8 million in 2001 from $505.5 million in 2000. Average selling prices decreased 12.0% due to depressed steel pricing. In 2001, average domestic hot-rolled prices declined approximately 25% over 2000, and reached a 30-year low by the end of 2001.

     As a percentage of net sales, gross margin increased to 24.1% in 2001 from 21.1% in 2000. The increase reflected the benefit of lower raw material costs in 2001 and the Company's reduction of its inventory levels in 2000.

     Operating expenses in 2001 decreased $12.8 million, or 11.9%, to $94.8 million in 2001 from $107.6 million in 2000. Operating expenses in 2000 included a $1.2 million asset impairment charge and a $1.5 million charge to increase accounts receivable reserves for collectibility concerns. Excluding the charges in 2000, operating expenses decreased $10.1 million or 9.6%. Warehouse and processing expense combined with distribution expense declined $7.6 million or 14.3% in 2001, primarily as a result of managing variable costs associated with the decrease in tons sold as well as workforce reductions implemented over the course of 2001. Administrative and general expense decreased $2.1 million or 8.0% due to the cost reduction efforts of the Company and the absence of over $600 thousand of non-recurring consulting fees incurred in 2000. On a per ton basis excluding the 2000 charges, operating expenses decreased .7% to $88.84 in 2001 from $89.45 in 2000. As a percentage of net sales excluding the charges in 2000, operating expenses increased to 23.4% in 2001 from 20.7% in 2000, primarily as a result of depressed selling prices.

     Loss from joint ventures totaled $160 thousand in 2001 compared to $1.4 million in 2000. The Company's share of OLP losses totaled $192 thousand in 2001 compared to $1.4 million in 2000. OLP began operating profitably over the last nine months of 2001. GSP contributed $32 thousand of income in 2001 compared to losses of $67 thousand in 2000.

     Financing Costs decreased $1.6 million, or 17.3%, to $7.7 million in 2001 from $9.3 million in 2000. The decrease between years was attributable to a $36.0 million reduction in average borrowing levels. The Company's effective bank borrowing rate increased to 8.8% from 8.3% in 2000.

     Loss from continuing operations before income taxes for 2001 totaled $5.0 million compared to $11.5 million in 2000. An income tax benefit of 38.5% was recorded in 2001, compared to a 32.5% benefit in 2000. The lower tax rate in 2000 was primarily attributable to a valuation reserve against the realizability of certain tax assets.

     Loss from the discontinued Tubing operation, net of a 38.5% income tax benefit in 2001 and a 32.5% income tax benefit in 2000, totaled $559 thousand and $976 thousand, respectively.

     Net loss totaled $3.6 million, or $.38 per share in 2001, compared to a net loss of $8.7 million, or $.90 per share in 2000.

     Weighted average shares outstanding totaled 9.6 million in 2001, compared to 9.7 million in 2000.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal capital requirements are to fund its working capital needs, the purchase and upgrading of processing equipment and facilities, and its investments in joint ventures. The Company uses cash generated from operations, leasing transactions, and its credit facility to fund these requirements.

     Working capital at December 31, 2002 increased $33.9 million from the end of 2001. The increase is primarily attributable to a $29.6 million increase in inventory and an $8.9 million increase in accounts receivable, due to increased steel costs and selling prices.

     Net cash from operating activities primarily represents net losses plus non-cash charges for depreciation, amortization and income or losses from joint ventures, as well as changes in working capital. During 2002, $19.5 million of net cash was used for operating activities, consisting of $15.3 million of cash generated from earnings and non-cash items less $34.9 million of cash used for working capital purposes.

     Net cash generated from investing activities in 2002 totaled $125 thousand, consisting of $1.6 million of proceeds from the disposal of the Company's Elk Grove, Illinois real estate and certain other equipment, offset by $1.5 million of capital spending. Capital spending in 2002 was limited to information technology and upgrades to the Company's existing buildings and equipment. The Company has entered into operating leases for the acquisitions of new processing equipment in Minneapolis. Capital spending for 2003 is expected to be less than $2 million, primarily for building and equipment upgrades.

     Cash flows from financing activities totaled $20.1 million, and primarily consisted of $22.3 million of net borrowings on the Company's credit facility, primarily used to fund working capital needs. The Company also incurred $2.2 million of new fees associated with its December 30, 2002 refinancing.

     On December 30, 2002, the Company refinanced its 3-year, $125 million secured financing agreement (the Refinanced Credit Facility) with a new 3-year, $132 million secured bank-financing agreement (the New Credit Facility). The New Credit Facility is expected to significantly reduce the Company's Financing Costs. Funding under the New Credit Facility occurred on January 2, 2003, and proceeds were used to pay off outstanding borrowings under the Refinanced Credit Facility, certain industrial revenue bonds and term debt. The Refinanced Credit Facility was collateralized by the Company's accounts receivable, inventories, and substantially all property and equipment. Borrowings under the Refinanced Credit Facility were limited to the lesser of a borrowing base, comprised of eligible receivables, inventories and property and equipment, or $125 million in the aggregate. Borrowing rates under the Refinanced Credit Facility were based on the agent bank's base rate or London Interbank Offered Rates (LIBOR) plus a premium (the Premium).

     The Refinanced Credit Facility required the Company to comply with various covenants, the most significant of which included: (i) minimum excess availability of $10 million, (ii) a minimum fixed charge coverage ratio, (iii) restrictions on additional indebtedness, and (iv) limitations on capital expenditures. The Company was in compliance with all of its loan covenants during 2002.

     The New Credit Facility is collateralized by the Company's accounts receivable, inventories, and substantially all property and equipment. The New Credit Facility expires on December 15, 2005, with two additional annual extensions at the banks' option. Revolver borrowings are limited to the lesser of a borrowing base, comprised of eligible receivables and inventories, or $90 million in the aggregate. The Company has the option to borrow based on the agent bank's base rate or Eurodollar Rates (EURO) plus a Premium. Each quarter, the Premiums may increase or decrease based on the Company's debt service coverage performance.

     The New Credit Facility includes a $12 million equipment term loan and a $30 million real estate term loan. Monthly term loan principal payments of $367 thousand commenced in February 2003.

     The New Credit Facility requires the Company to comply with various covenants, the most significant of which include: (i) minimum excess availability of $10 million, tested monthly, (ii) a minimum fixed charge coverage ratio of 1.25, and maximum leverage ratio of 1.75, which are tested quarterly commencing March 2003, (iii) restrictions on additional indebtedness, and (iv) limitations on capital expenditures. Opening excess availability under the New Credit Facility was approximately $22 million on January 2, 2003.

     The Company incurred $2.2 million of New Credit Facility closing fees and expenses, which have been capitalized and included in "Deferred Financing Fees, Net" on the accompanying December 31, 2002 consolidated balance sheet. These costs are amortized to interest and other expense on debt over the 3-year term of the agreement.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 (SFAS No. 141), "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 provides that all business combinations should be accounted for using the purchase method of accounting and establishes criteria for the initial recognition and measurement of goodwill and other intangible assets recorded in connection with a business combination. The provisions of SFAS No. 141 apply to all business combinations initiated or completed after June 30, 2001. The Company will apply the provisions of SFAS No. 141 to any future business combination. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS No. 142 requires that goodwill no longer be amortized, but instead requires a transitional goodwill impairment assessment and annual impairment tests thereafter. The Company adopted SFAS No. 142 on January 1, 2002. See Note 1,"Goodwill," for the impact of adoption of SFAS No. 142 on the Company's financial statements.

     In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143 (SFAS No. 143), "Accounting for Asset Retirement Obligations." SFAS No. 143 requires recognition of the fair value of the liability associated with the legal obligation to retire long-lived assets in the period in which the obligation is incurred. At that time, an asset retirement cost of an equal amount is to be capitalized and subsequently allocated to expense using a systematic and rational approach over the estimated useful life of the related asset. SFAS No. 143 became effective for the Company on January 1, 2003. The Company does not expect the adoption of SFAS No. 143 to have a material effect on the Company's financial statements.

     In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (SFAS No. 144), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 provides a single, comprehensive accounting model for impairment and disposal of long-lived assets and discontinued operations. The Company adopted SFAS No. 144 on January 1, 2002. See Note 2, "Discontinued Operations," for the impact of adoption of SFAS No. 144 on the Company's financial statements.

     In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 (SFAS No. 145), "145 Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," effective for all fiscal years beginning after May 15, 2002, which, among other changes and technical corrections, rescinded SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." The Company does not expect the adoption of this SFAS No. 145 to have a material effect on the Company's financial statements.

     In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (SFAS No. 146), "Accounting for Exit or Disposal Activities." SFAS No. 146 addresses issues related to the recognition, measurement, and reporting of costs associated with exit and disposal activities including restructuring activities. SFAS No. 146 became effective for disposal activities initiated after January 1, 2003.

     In 2002, the Company adopted FASB Statement of Financial Accounting Standards No. 148 (SFAS No. 148), "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123." SFAS No. 148 provides additional transition guidance for those entities that elect to voluntarily adopt the accounting provisions of SFAS No. 123, "Accounting for Stock Based Compensation." SFAS No. 148 does not change the provisions of SFAS No. 123 that permit entities to continue to apply the intrinsic value method of APB 25, "Accounting for Stock Issued to Employees." In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure requirements are included in the Company's 2002 financial statements, and the Company will continue to utilize the intrinsic value method to account for stock-based compensation.

     In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others." The interpretation requires that upon issuance of a guarantee, the entity must recognize a liability for the fair value of the obligation it assumes under that obligation. The Company adopted the disclosure provisions of FIN 45 effective for the year ended December 31, 2002. The provisions for initial recognition and measurement of guarantees are effective for the Company beginning January 1, 2003. The Company is currently evaluating the impact of FIN 45 on its financial statements.

     In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." FIN 46 addresses consolidation by business enterprises of variable interest entities which possess certain characteristics. The interpretation requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities and results of operations of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. This interpretation applies immediately to variable interest enterprises created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. For variable interest entities created prior to January 31, 2003, this interpretation is effective for the first year or interim period beginning after June 15, 2003. The Company is evaluating the classification of certain investments under FIN 46 on its financial statements.

CONTRACTUAL OBLIGATIONS

     The following table reflects the Company's contractual obligations as of December 31, 2002. Open purchase orders for raw materials and supplies used in the normal course of business have been excluded from the following table.

CONTRACTUAL OBLIGATIONS                                                                2007 AND
(AMOUNTS IN THOUSANDS)                            2003     2004     2005      2006    THEREAFTER
-----------------------                          ------   ------   -------   ------   ----------
Credit facility revolver.......................  $   --   $   --   $57,560   $   --     $   --
Term loans and IRB's...........................   6,973    4,877    34,058      513      2,812
Operating leases...............................   1,389    1,297       695      648      1,522
                                                 ------   ------   -------   ------     ------
  Total contractual obligations................  $8,362   $6,174   $92,313   $1,161     $4,334
                                                 ======   ======   =======   ======     ======

     As of December 31, 2002, Olympic guaranteed 50% of OLP's $17.3 million and 49% of GSP's $1.5 million of outstanding debt on a several basis.

ITEM 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company is exposed to the impact of interest rate changes and fluctuating steel prices. The Company has not entered into any interest rate or steel commodity hedge transactions for speculative purposes or otherwise.

     Inflation generally affects the Company by increasing the cost of employee wages and benefits, transportation services, processing equipment, purchased steel, energy, and borrowings under the Company's credit facility. Inflation has not had a material effect on the Company's financial results during the past three years. When raw material prices decline, customer demands for lower costed product result in lower selling prices. Declining steel prices have generally adversely affected the Company's net sales and net income over the past three years.

     Olympic's primary interest rate risk exposure results from variable rate debt. If interest rates were to increase 100 basis points (1.0%) from December 31, 2002 rates, and assuming no changes in debt from December 31, 2002 levels, the additional annual interest expense to the Company would be approximately $1.0 million. The Company currently does not hedge its exposure to variable interest rate risk. However, the Company has the option to enter into 30 to 180 day fixed base rate EURO loans under the New Credit Facility.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and
the Board of Directors of
Olympic Steel, Inc.:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Olympic Steel, Inc. and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill effective January 1, 2002.

                                          PricewaterhouseCoopers LLP

Cleveland, Ohio
March 14, 2003

ITEM 8.  FINANCIAL STATEMENTS

                              OLYMPIC STEEL, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
             FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000
                     (in thousands, except per share data)

                                                                2002       2001       2000
                                                              --------   --------   --------
Net sales...................................................  $459,384   $404,803   $505,522
Cost of sales...............................................   355,231    307,136    398,652
                                                              --------   --------   --------
  Gross margin..............................................   104,153     97,667    106,870
Operating expenses
  Warehouse and processing..................................    30,063     30,016     34,362
  Administrative and general................................    24,008     24,506     26,649
  Distribution..............................................    17,319     15,524     18,791
  Selling...................................................    12,884     11,853     13,640
  Occupancy.................................................     3,944      4,110      4,143
  Depreciation and amortization.............................    10,097      8,787      8,808
  Asset impairment charge...................................        --         --      1,178
                                                              --------   --------   --------
     Total operating expenses...............................    98,315     94,796    107,571
                                                              --------   --------   --------
  Operating income (loss)...................................     5,838      2,871       (701)
Income (loss) from joint ventures...........................       606       (160)    (1,425)
                                                              --------   --------   --------
  Income (loss) before financing costs and income taxes.....     6,444      2,711     (2,126)
Interest and other expense on debt..........................     8,071      6,473      5,623
Receivable securitization expense...........................        --      1,260      3,724
                                                              --------   --------   --------
     Total financing costs..................................     8,071      7,733      9,347
  Loss from continuing operations before income taxes and
     cumulative effect of a change in accounting
     principle..............................................    (1,627)    (5,022)   (11,473)
Income tax benefit..........................................       626      1,933      3,728
                                                              --------   --------   --------
  Loss from continuing operations before cumulative effect
     of a change in accounting principle....................    (1,001)    (3,089)    (7,745)
Discontinued operations:
  Loss from discontinued tube operation, net of income tax
     benefit of $653 in 2002, $350 in 2001, and $470 in
     2000...................................................    (1,042)      (559)      (976)
  Loss on disposition of discontinued tube operation, net of
     income tax benefit of $1,001...........................    (1,599)        --         --
                                                              --------   --------   --------
Loss before cumulative effect of a change in accounting
  principle.................................................    (3,642)    (3,648)    (8,721)
  Cumulative effect of a change in accounting principle, net
     of income tax benefit of $1,298........................    (2,117)        --         --
                                                              --------   --------   --------
Net loss....................................................  $ (5,759)  $ (3,648)  $ (8,721)
                                                              ========   ========   ========
Basic and diluted net loss per share:
  Loss from continuing operations...........................  $  (0.10)  $  (0.32)  $  (0.80)
  Loss from discontinued operations.........................  $  (0.28)     (0.06)     (0.10)
  Cumulative effect of a change in accounting principle.....  $  (0.22)        --         --
                                                              --------   --------   --------
Net loss....................................................  $  (0.60)  $  (0.38)  $  (0.90)
                                                              ========   ========   ========
Weighted average shares outstanding.........................     9,637      9,588      9,677

        The accompanying notes are an integral part of these statements.

                              OLYMPIC STEEL, INC.
                          CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2002 AND 2001
                                 (in thousands)

                                                                2002       2001
                                                              --------   --------
ASSETS
Cash........................................................  $  1,736   $  1,054
Accounts receivable, net....................................    48,877     38,725
Inventories.................................................   101,837     72,287
Prepaid expenses and other..................................     9,399      3,514
Assets held for sale........................................       837      1,660
                                                              --------   --------
     Total current assets...................................   162,686    117,240
                                                              --------   --------
Property and equipment, at cost.............................   151,563    159,544
Accumulated depreciation....................................   (54,240)   (48,433)
                                                              --------   --------
     Net property and equipment.............................    97,323    111,111
                                                              --------   --------
Investments in joint ventures...............................       637         31
Deferred financing fees, net................................     2,265      3,589
Goodwill, net...............................................        --      3,415
                                                              --------   --------
     Total assets...........................................  $262,911   $235,386
                                                              ========   ========
LIABILITIES
Current portion of long-term debt...........................  $  6,973   $  4,786
Accounts payable............................................    28,665     20,143
Accrued payroll.............................................     2,498      3,200
Other accrued liabilities...................................     5,826      4,326
                                                              --------   --------
     Total current liabilities..............................    43,962     32,455
                                                              --------   --------
Credit facility revolver....................................    57,560     24,359
Term loans..................................................    38,056     48,237
Industrial revenue bonds....................................     4,204      7,117
                                                              --------   --------
     Total long-term debt...................................    99,820     79,713
                                                              --------   --------
Deferred income taxes.......................................     3,634      1,975
                                                              --------   --------
     Total liabilities......................................   147,416    114,143
                                                              --------   --------
SHAREHOLDERS' EQUITY
Preferred stock, without par value, 5,000 shares authorized,
  no shares issued or outstanding...........................        --         --
Common stock, without par value, 20,000 shares authorized,
  9,643 and 9,631 issued and outstanding after deducting
  1,049 and 1,061 shares in treasury at December 31, 2002
  and 2001, respectively....................................    99,766     99,733
Officer note receivable.....................................      (726)      (704)
Retained earnings...........................................    16,455     22,214
                                                              --------   --------
     Total shareholders' equity.............................   115,495    121,243
                                                              --------   --------
     Total liabilities and shareholders' equity.............  $262,911   $235,386
                                                              ========   ========

      The accompanying notes are an integral part of these balance sheets.

                              OLYMPIC STEEL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                                 (in thousands)

                                                                2002       2001       2000
                                                              --------   --------   --------
Cash flows from operating activities:
  Net loss..................................................  $ (5,759)  $ (3,648)  $ (8,721)
  Adjustments to reconcile net loss to net cash from
     operating activities-
     Depreciation and amortization..........................    13,852     10,084      9,222
     Loss on disposition of discontinued tube operation, net
       of tax...............................................     1,599         --         --
     (Income) loss from joint ventures......................      (606)       160      1,425
     Loss on disposition of property and equipment..........       185         --         --
     Cumulative effect of a change in accounting principle,
       net of tax...........................................     2,117         --         --
     Long-term deferred income taxes........................     3,958     (2,593)    (1,964)
     Asset impairment charge................................        --         --      1,178
                                                              --------   --------   --------
                                                                15,346      4,003      1,140
Changes in working capital:
  Accounts receivable.......................................    (8,899)   (33,494)     4,590
  Inventories...............................................   (29,550)    17,117     30,181
  Prepaid expenses and other................................    (5,885)    (1,922)       706
  Accounts payable..........................................     8,522      1,745     (2,273)
  Accrued payroll and other accrued liabilities.............       921       (687)    (1,303)
                                                              --------   --------   --------
                                                               (34,891)   (17,241)    31,901
                                                              --------   --------   --------
       Net cash from (used for) operating activities........   (19,545)   (13,238)    33,041
                                                              --------   --------   --------
Cash flows from investing activities:
  Capital expenditures, net.................................    (1,490)    (2,635)    (5,451)
  Proceeds from disposition of property and equipment.......     1,615         --         --
  Investments in joint ventures.............................        --     (1,012)      (646)
                                                              --------   --------   --------
       Net cash from (used for) investing activities........       125     (3,647)    (6,097)
                                                              --------   --------   --------
Cash flows from financing activities:
  Credit facility revolver borrowings (repayments), net.....    33,201     (4,063)   (19,470)
  Term loans and industrial revenue bonds...................   (10,907)    20,553     (5,947)
  New credit facility closing fees and expenses.............    (2,225)        --         --
  Proceeds from exercise of stock options and employee stock
     purchases..............................................        33         --         --
  Unexpended IRB funds......................................        --         --      1,668
  Repurchase of common stock................................        --         --     (3,179)
                                                              --------   --------   --------
       Net cash from (used for) financing activities........    20,102     16,490    (26,928)
                                                              --------   --------   --------
Cash:
  Net change................................................       682       (395)        16
  Beginning balance.........................................     1,054      1,449      1,433
                                                              --------   --------   --------
  Ending balance............................................  $  1,736   $  1,054   $  1,449
                                                              ========   ========   ========

        The accompanying notes are an integral part of these statements.

                              OLYMPIC STEEL, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                                 (in thousands)

                                                               COMMON    OFFICER NOTE   RETAINED
                                                               STOCK      RECEIVABLE    EARNINGS
                                                              --------   ------------   --------
Balance at December 31, 1999................................  $102,237      $  --       $34,583
  Net loss..................................................        --         --        (8,721)
  Repurchase of 760 common shares...........................    (3,179)        --            --
                                                              --------      -----       -------
Balance at December 31, 2000................................    99,058         --        25,862
  Net loss..................................................        --         --        (3,648)
  Issuance of stock to officer..............................       675       (675)           --
  Interest on officer note..................................        --        (29)           --
                                                              --------      -----       -------
Balance at December 31, 2001................................    99,733       (704)       22,214
  NET LOSS..................................................        --         --        (5,759)
  INTEREST ON OFFICER NOTE..................................        --        (34)           --
  PAYMENT OF INTEREST ON OFFICER NOTE.......................        --         12            --
  EXERCISE OF STOCK OPTIONS AND EMPLOYEE STOCK PURCHASES (12
     SHARES)................................................        33         --            --
                                                              --------      -----       -------
BALANCE AT DECEMBER 31, 2002................................  $ 99,766      $(726)      $16,455
                                                              ========      =====       =======

        The accompanying notes are an integral part of these statements.

                              OLYMPIC STEEL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000
           (dollars in thousands, except share and per share amounts)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of Olympic Steel, Inc. and its wholly-owned subsidiaries (collectively the Company or Olympic), after elimination of intercompany accounts and transactions. Investments in the Company's joint ventures are accounted for under the equity method. Certain amounts in the 2001 and 2000 consolidated financial statements have been reclassified to conform with the current year presentation with no effect on net income or shareholders' equity.

NATURE OF BUSINESS

     The Company is a North American steel service center with 48 years of experience in specialized processing and distribution of large volumes of carbon, coated carbon and stainless steel, flat-rolled sheet, and coil and plate products from 12 facilities in eight midwestern and eastern states. The Company operates as one business segment.

ACCOUNTING ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CONCENTRATION RISKS

     The Company is a major customer of flat-rolled coil and plate steel for many of its principal suppliers, but is not dependent on any one supplier. The Company purchased approximately 11% and 16% of its total steel requirements from its single largest supplier in 2002 and 2001, respectively.

     The Company has a diversified customer and geographic base, which reduces the inherent risk and cyclicality of its business. The concentration of net sales to the Company's top 20 customers approximated 26% of net sales in 2002 compared to 27% in 2001. In addition, the Company's largest customer accounted for approximately 4% of net sales in both 2002 and 2001. Sales to the three largest U.S. automobile manufacturers and their suppliers, made principally by the Company's Detroit operation, and sales to other steel service centers, accounted for approximately 17% and 13%, respectively, of the Company's net sales in 2002, and 15% and 11% of net sales in 2001.

INVENTORIES

     Inventories are stated at the lower of cost or market and include the costs of purchased steel, internal and external processing, and inbound freight. Cost is determined using the specific identification method.

PROPERTY AND EQUIPMENT, AND DEPRECIATION

     Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets ranging from 3 to 30 years (30 years for buildings and 10-15 years for machinery and equipment). In the fourth quarter of 2002, the Company recorded $1,656 of accelerated depreciation of previously capitalized software development costs associated with suspension of its internal business system development project.

INCOME TAXES

     The Company records operating loss and tax credit carryforwards and the estimated effect of temporary differences between the tax basis of assets and liabilities and the reported amounts in its consolidated balance sheets. The Company follows detailed guidelines in each tax jurisdiction when reviewing tax assets recorded on the balance sheet and provides for valuation allowances as required.

GOODWILL

     On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 (SFAS No. 142), "Goodwill and Other Intangible Assets," which requires that the Company cease amortization of goodwill and conduct periodic impairment tests of goodwill. The Company estimated the fair value of its reporting units using a present value method that discounted future cash flows. The cash flow estimates incorporate assumptions on future cash flow growth, terminal values and discount rates. Any such valuation is sensitive to these assumptions. Because the fair value of each reporting unit was below its carrying value (including goodwill), application of SFAS No. 142 required the Company to complete the second step of the goodwill impairment test and compare the implied fair value of each reporting unit's goodwill with the carrying value of that goodwill. As a result of this assessment, the Company recorded a non-cash, before tax impairment charge of $3,415 ($2,117 after-tax) to write-off the entire goodwill amount as a cumulative effect of a change in accounting principle.

     The following table presents a comparison of the 2002 results to 2001 and 2000 results adjusted to exclude goodwill amortization expense:

                                                        YEARS ENDED DECEMBER 31,
                                                 --------------------------------------
                                                    2002          2001          2000
                                                 ----------    ----------    ----------
                                                 (in thousands, except per share data)
Loss before cumulative effect of a change in
  accounting principle.........................   $(3,642)      $(3,648)      $(8,721)
Cumulative effect of a change in accounting
  principle, net of tax........................    (2,117)           --            --
                                                  -------       -------       -------
Reported net loss..............................    (5,759)       (3,648)       (8,721)
Addback: goodwill amortization, net of tax.....        --            64            70
                                                  -------       -------       -------
Adjusted net loss..............................   $(5,759)      $(3,584)      $(8,651)
                                                  =======       =======       =======
Basic and diluted net loss per share:
Loss before cumulative effect of a change in
  accounting principle.........................   $  (.38)      $  (.38)      $  (.90)
Cumulative effect of a change in accounting
  principle, net of tax........................      (.22)           --            --
                                                  -------       -------       -------
Reported net loss..............................      (.60)         (.38)         (.90)
Addback: goodwill amortization, net of tax.....        --           .01           .01
Adjusted net loss..............................   $  (.60)      $  (.37)      $  (.89)
                                                  =======       =======       =======

REVENUE RECOGNITION

     Revenue is recognized in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." For both direct and toll shipments, revenue is recognized when steel is shipped to the customer and title is transferred. Sales returns and allowances are treated as reductions to sales and are provided for based on historical experience and current estimates and are immaterial to the consolidated financial statements.

SHIPPING AND HANDLING FEES AND COSTS

     The Company classifies all amounts billed to a customer in a sales transaction related to shipping and handling as revenue. Additionally, the Company classifies costs incurred for shipping and handling to the customer as "Distribution" expense in its consolidated statements of income.

IMPAIRMENT AND RESTRUCTURING CHARGES

     The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Events or changes in circumstances which could trigger an impairment review include significant underperformance relative to the expected historical or projected future operating results, significant changes in the manner of the use of the acquired assets or the strategy for the overall business or significant negative industry or economic trends. The Company records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed in accordance with Statement of Financial Accounting Standards No. 144 (SFAS No. 144), "Accounting for the Impairment or Disposal of Long-Lived Assets."

     Restructuring charges are recorded in accordance with Emerging Issues Task Force 94-3 (EITF 94-3), "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity."

STOCK-BASED COMPENSATION

     Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation," encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company's stock-based employee compensation plans are described more fully in Note 11.

     If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date under SFAS No. 123, net income and earnings per share would have been reduced by the amounts shown below:

                                                    YEARS ENDED DECEMBER 31,
                                                   ---------------------------
                                                    2002      2001      2000
                                                   -------   -------   -------
Net loss, as reported............................  $(5,759)  $(3,648)  $(8,721)
Pro forma expense, net of tax....................     (134)     (262)     (200)
                                                   -------   -------   -------
Pro forma net loss...............................  $(5,893)  $(3,910)  $(8,921)
                                                   =======   =======   =======
Basic and diluted net loss per share:
  As reported....................................  $ (0.60)  $ (0.38)  $ (0.90)
                                                   =======   =======   =======
  Pro forma......................................  $ (0.61)  $ (0.41)  $ (0.92)
                                                   =======   =======   =======

SHARES OUTSTANDING AND EARNINGS PER SHARE

     In April 1999 and July 2000, the Company's Board of Directors authorized programs, which expired in July 2001, to purchase up to an aggregate of 2 million shares of Olympic Common Stock. During 1999 and 2000, the Company repurchased 1,360,900 shares at an average price of $5.31 per share. Repurchased shares are held in treasury and are available for general corporate purposes.

     Earnings per share for all periods presented have been calculated and presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Basic earnings per share excludes any dilutive effects of stock options and is calculated by dividing income available to common shareholders by the weighted average number of shares outstanding for the period. Diluted earnings per share is calculated including the dilutive effects of stock options. Basic and diluted weighted average shares outstanding were 9.6 million in 2002 and 2001, and 9.7 million in 2000. Stock options to purchase 982,833 shares for 2002, 885,833 for 2001, and 441,833 for 2000, were not dilutive and therefore were not included in the computation of diluted loss per share amounts.

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 (SFAS No. 141), "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 provides that all business combinations should be accounted for using the purchase method of accounting and establishes criteria for the initial recognition and measurement of goodwill and other intangible assets recorded in connection with a business combination. The provisions of SFAS No. 141 apply to all business combinations initiated or completed after June 30, 2001. The Company will apply the provisions of SFAS No. 141 to any future business combination. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS No. 142 requires that goodwill no longer be amortized, but instead requires a transitional goodwill impairment assessment and annual impairment tests thereafter. The Company adopted SFAS No. 142 on January 1, 2002. See "Goodwill" disclosure elsewhere in this Note for the impact of adoption of SFAS No. 142 on the Company's financial statements.

     In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143 (SFAS No. 143), "Accounting for Asset Retirement Obligations." SFAS No. 143 requires recognition of the fair value of the liability associated with the legal obligation to retire long-lived assets in the period in which the obligation is incurred. At that time, an asset retirement cost of an equal amount is to be capitalized and subsequently allocated to expense using a systematic and rational approach over the estimated useful life of the related asset. SFAS No. 143 became effective for the Company on January 1, 2003. The Company does not expect the adoption of SFAS No. 143 to have a material effect on the Company's financial statements.

     In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (SFAS No. 144), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 provides a single, comprehensive accounting model for impairment and disposal of long-lived assets and discontinued operations. The Company adopted SFAS No. 144 on January 1, 2002. See Note 2, "Discontinued Operations," for the impact of adoption of SFAS No. 144 on the Company's financial statements.

     In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 (SFAS No. 145), "145 Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," effective for all fiscal years beginning after May 15, 2002, which, among other changes and technical corrections, rescinded SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." The Company does not expect the adoption of this SFAS No. 145 to have a material effect on the Company's financial statements.

     In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (SFAS No. 146), "Accounting for Exit or Disposal Activities." SFAS No. 146 addresses issues related to the recognition, measurement, and reporting of costs associated with exit and disposal activities including restructuring activities. SFAS No. 146 became effective for disposal activities initiated after January 1, 2003.

     In 2002, the Company adopted FASB Statement of Financial Accounting Standards No. 148 (SFAS No. 148), "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123." SFAS No. 148 provides additional transition guidance for those entities that elect to voluntarily adopt the accounting provisions of SFAS No. 123, "Accounting for Stock Based Compensation." SFAS No. 148 does not change the provisions of SFAS No. 123 that permit entities to continue to apply the intrinsic value method of APB 25, "Accounting for Stock Issued to Employees." In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure requirements are included in the Company's 2002 financial statements, and the Company will continue to utilize the intrinsic value method to account for stock-based compensation.

     In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others." The interpretation requires that upon issuance of a guarantee, the entity must recognize a liability for the fair value of the obligation it assumes under that obligation. The Company adopted the disclosure provisions of FIN 45 effective for the year ended December 31, 2002. The provisions for initial recognition and measurement of guarantees are effective for the Company beginning January 1, 2003. The Company is currently evaluating the impact of FIN 45 on its financial statements. In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." FIN 46 addresses consolidation by business enterprises of variable interest entities which possess certain characteristics. The interpretation requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities and results of operations of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. This interpretation applies immediately to variable interest enterprises created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. For variable interest entities created prior to January 31, 2003, this interpretation is effective for the first year or interim period beginning after June 15, 2003. The Company is evaluating the classification of certain investments under FIN 46 on its financial statements.

2.  DISCONTINUED OPERATIONS:

     In June 2002, the Company decided to close its unprofitable tube processing operation (Tubing) in Cleveland, Ohio. In accordance with SFAS No. 144, Tubing has been accounted for as a discontinued operation. As a result, Tubing's after-tax operating losses of $1,042 for the first six months of 2002, and $559 and $976 for fiscal years ended December 31, 2001 and 2000, respectively, are shown separate from the Company's results from continuing operations. In addition, a $1,599 after-tax charge for the costs of the Tubing closure is included in the 2002 consolidated statement of income. This non-cash charge primarily relates to the write down of Tubing's property and equipment to estimated fair value less costs to sell in accordance with SFAS No. 144. The fair value of the Tubing property and equipment was determined by independent appraisal. In December 2002, the Company sold the Tubing equipment for $1,275 (its approximate appraised value) and used the proceeds from the sale to reduce debt. The Tubing real estate is recorded as "Assets Held for Sale" on the accompanying December 31, 2002 consolidated balance sheet for $837. The Company anticipates selling the Tubing real estate during 2003 and will use the proceeds to reduce debt.

     Included in Tubing's 2002 operating loss is a before tax $700 charge ($431 after-tax) for liabilities primarily related to post-closure employee and tenancy costs. Tubing had approximately 30 salaried and hourly employees. The charge was recorded in accordance with EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." Through December 31, 2002, the Company has paid or incurred $386 of the $700 provision. The accompanying December 31, 2002 balance sheet includes $314 in "Other Accrued Liabilities" for future Tubing liabilities, which the Company expects to be paid in 2003. Substantially all of Tubing's working capital was liquidated prior to December 31, 2002.

     Operating results of discontinued operations were as follows:

                                                          YEARS ENDED DECEMBER 31,
                                                   ---------------------------------------
                                                      2002          2001          2000
                                                   -----------   -----------   -----------
                                                    (in thousands, except per share data)
Net sales........................................    $ 3,766       $11,491       $14,837
Loss before income taxes.........................     (1,695)         (909)       (1,446)
Loss from operations of discontinued tube
  operation, net of income tax benefit of $653 in
  2002, $350 in 2001, and $470 in 2000...........     (1,042)         (559)         (976)
Loss on disposition of discontinued tube
  operation, net of income tax benefit of
  $1,001.........................................     (1,599)           --            --
                                                     -------       -------       -------
Loss from discontinued operations................    $(2,641)      $  (559)      $  (976)
                                                     =======       =======       =======
Basic and diluted net loss per share from
  discontinued operations........................    $  (.28)      $  (.06)      $  (.10)
                                                     =======       =======       =======

3.  ASSET IMPAIRMENT CHARGE:

     During the fourth quarter of 2000, the Company decided to dispose of certain underutilized equipment and to consolidate its Chicago operations in its existing Schaumburg, Illinois facility and to close its Elk Grove Village, Illinois facility. The Company recorded an asset impairment charge in the fourth quarter of 2000 totaling $1,178 to reduce the net book value of the underutilized equipment to its estimated fair value less costs to sell in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 121 requires assets such as goodwill and fixed assets to be written down to fair market value when circumstances indicate that their carrying values are impaired. The fair value of the equipment was determined by independent appraisals. In 2001, a portion of the underutilized equipment was sold for $125. The underutilized equipment and facility are shown as "Assets Held for Sale" on the accompanying December 31, 2001 consolidated balance sheet in the amount of $1,660. In 2002, the Company sold the Elk Grove Village facility and the underutilized equipment for $1,614 and used the proceeds to reduce debt.

4.  INVESTMENTS IN JOINT VENTURES:

     The Company and the United States Steel Corporation (USS) each own 50% of Olympic Laser Processing (OLP), a company that processes laser welded sheet steel blanks for the automotive industry. OLP's Michigan facility is equipped with two automated and two manual-feed laser-welding lines. A fifth automated line has been purchased and is expected to be installed in the second half of 2003. The Company and USS have each contributed $3,300 in cash to capitalize OLP, and each guarantees, on a several basis, 50% of OLP's outstanding debt under its $20,000 bank loan agreement which expires on May 1, 2004. OLP bank debt outstanding at December 31, 2002 totaled $17,326.

     The Company has a 49% ownership interest in G.S.P., LLC (GSP), a joint venture to support the flat-rolled steel requirements of the automotive industry as a Minority Business Enterprise. The Company has contributed $603 in cash to capitalize GSP. On April 1, 2002, Thomas A. Goss and Gregory F. Goss, executive officers of the Goss Group, Inc., an insurance enterprise, assumed 51% majority ownership interest from the venture's previous majority owners. GSP is a certified member of the Michigan Minority Business Development Council. The Company guarantees 49% of the outstanding debt under GSP's $3,880 demand note bank loan agreement. GSP bank debt outstanding at December 31, 2002 totaled $1,527.

     The following table sets forth selected data for the Company's OLP and GSP joint ventures:

                                                  FOR THE YEARS ENDED DECEMBER 31,
                                                  ---------------------------------
             INCOME STATEMENT DATA:                 2002        2001        2000
             ----------------------               ---------   ---------   ---------
Net sales.......................................   $31,067     $21,061     $12,906
Gross margin....................................    11,392       7,578       4,990
Operating income (loss).........................     2,022         708      (1,326)
Net income (loss)...............................   $ 1,208     $  (319)    $(1,425)

                                                            AS OF DECEMBER 31,
                                                            -------------------
                   BALANCE SHEET DATA:                        2002       2001
                   -------------------                      --------   --------
Current assets............................................  $ 5,916    $ 4,777
Net property and equipment................................   18,310     19,472
Current liabilities.......................................    7,538      6,509
Long-term liabilities.....................................  $16,337    $18,598

     The Company's investments in joint ventures totaled $637 and $31 at December 31, 2002 and 2001, respectively.

5.  ACCOUNTS RECEIVABLE:

     From 1995 to June 2001, the Company operated under an agreement to sell, on a revolving basis, through its wholly-owned subsidiary Olympic Steel Receivables LLC, an undivided interest in a designated pool of its trade accounts receivable. In connection with its June 2001 loan refinancing, the Company's accounts receivable securitization program was terminated, resulting in the repurchase of $42,000 of accounts receivable previously sold. In conjunction with the termination of the receivable securitization program, the Company no longer incurred receivable securitization expense on its consolidated statements of income.

     The average receivable pool sold totaled $43,253 while the program was in effect in 2001 compared to $52,066 in 2000. Costs of the program, which primarily consisted of the purchaser's financing cost of issuing commercial paper backed by the receivables, totaled $1,260 and $3,724 in 2001 and 2000, respectively, and have been classified as "Receivable Securitization Expense" in the accompanying consolidated statements of income. The program costs were based on commercial paper rates plus 65 basis points. The average program costs for 2001 and 2000 were 5.9% and 7.0%, respectively.

     Accounts receivable are presented net of allowances for doubtful accounts of $940 and $921 as of December 31, 2002 and 2001, respectively. Bad debt expense totaled $1,074 in 2002, $979 in 2001, and $2,355 in 2000.

6.  PROPERTY AND EQUIPMENT:

     Property and equipment consists of the following:

                                                             DECEMBER 31,
                                                          -------------------
                                                            2002       2001
                                                          --------   --------
Land and improvements...................................  $  9,800   $  9,914
Buildings and improvements..............................    54,594     56,583
Machinery and equipment.................................    75,432     80,546
Furniture and fixtures..................................     4,782      4,802
Computer equipment......................................     5,727      5,697
Vehicles................................................       145        177
Construction in progress................................     1,083      1,825
                                                          --------   --------
                                                           151,563    159,544
Less accumulated depreciation...........................   (54,240)   (48,433)
  Net property and equipment............................  $ 97,323   $111,111
                                                          ========   ========

     Construction in progress at December 31, 2002 primarily consisted of expenditures related to the Company's ongoing business process improvement project.

7.  DEBT:

REFINANCED CREDIT FACILITY

     On December 30, 2002, the Company refinanced its 3-year, $125,000 secured financing agreement (the Refinanced Credit Facility) with a new 3-year, $132,000 secured bank-financing agreement (the New Credit Facility). The New Credit Facility is expected to significantly reduce the Company's financing costs. Funding under the New Credit Facility occurred on January 2, 2003, and proceeds were used to pay off outstanding borrowings under the Refinanced Credit Facility, certain industrial revenue bonds and term debt. The Refinanced Credit Facility was collateralized by the Company's accounts receivable, inventories, and substantially all property and equipment. Borrowings under the Refinanced Credit Facility were limited to the lesser of a borrowing base, comprised of eligible receivables, inventories and property and equipment, or $125,000 in the aggregate. Borrowing rates under the Refinanced Credit Facility were based on the agent bank's base rate or London Interbank Offered Rates (LIBOR) plus a premium (the Premium).

     In connection with the refinancing, the prior agent bank waived $861 of deferred pay term loan interest, which the Company previously expensed. Fourth quarter 2002 earnings results reflect the waived amount as a reduction to interest expense, offset by $2,082 of accelerated non-cash deferred financing fee amortization related to the early termination of the Refinanced Credit Facility. Deferred financing fees were being amortized to expense over the term of the Refinanced Credit Facility, and amortization of these costs amounted to $1,388 in 2002 and $687 in 2001.

     The Refinanced Credit Facility required the Company to comply with various covenants, the most significant of which included: (i) minimum excess availability of $10,000, (ii) a minimum fixed charge coverage ratio, (iii) restrictions on additional indebtedness, and (iv) limitations on capital expenditures. The Company was in compliance with all of its loan covenants during 2002.

NEW CREDIT FACILITY REVOLVER AND TERM LOANS

     The New Credit Facility is collateralized by the Company's accounts receivable, inventories, and substantially all property and equipment. The New Credit Facility expires on December 15, 2005, with two additional annual extensions at the banks' option. Revolver borrowings are limited to the lesser of a borrowing base, comprised of eligible receivables and inventories, or $90,000 in the aggregate. The Company has the option to borrow based on the agent bank's base rate or Eurodollar Rates (EURO) plus a Premium. Components and interest rate options for the New Credit Facility were as follows commencing January 2, 2003:

COMPONENT                   AMORTIZATION                 PREMIUM OVER BASE
---------            --------------------------    -----------------------------
$90,000 Revolver...  Not applicable                0.25% on Prime Borrowings
                                                   2.25% on EURO Borrowings
$12,000 Equipment
Term Loan..........  $200 per month, commencing    0.75% on Prime Borrowings
                     February 2003                 2.75% on EURO Borrowings
$30,000 Real Estate
Term Loan..........  $167 per month, commencing    0.75% on Prime Borrowings
                     February 2003                 2.75% on EURO Borrowings

     A commitment fee of .375% is paid monthly on any unused portion of the New Credit Facility. Each quarter, the commitment fee and Premiums may increase or decrease based on the Company's debt service coverage performance. Interest on all borrowing options is paid monthly. The opening revolver interest rate approximated 3.8% on January 2, 2003.

     The New Credit Facility requires the Company to comply with various covenants, the most significant of which include: (i) minimum excess availability of $10,000, tested monthly, (ii) a minimum fixed charge coverage ratio of 1.25, and maximum leverage ratio of 1.75, which are tested quarterly commencing March 2003, (iii) restrictions on additional indebtedness, and (iv) limitations on capital expenditures. Opening excess availability under the New Credit Facility totaled $21,559 on January 2, 2003.

     The Company incurred $2,225 of New Credit Facility closing fees and expenses, which have been capitalized and included in "Deferred Financing Fees, Net" on the accompanying December 31, 2002 consolidated balance sheet. These costs are amortized to interest and other expense on debt over the 3-year term of the agreement.

     The credit facility revolver balance on the accompanying consolidated balance sheets includes $2,065 and $5,187 of checks issued that have not cleared the bank as of December 31, 2002 and 2001, respectively.

TERM LOANS

     The Company's Southeastern Term Loan was secured by real estate and equipment located at its Georgia facility. Interest was charged at LIBOR plus the same Premium associated with the Company's Refinanced Credit Facility revolver. The Southeastern Term Loan was repaid in full as part of the December 30, 2002 refinancing.

     The long-term portion of term loans at December 31, 2002 and 2001, consisted of the following:

                                    OPENING RATE     RATE AT
DESCRIPTION                          AT 1/2/03      12/31/02      2002      2001
-----------                         ------------   -----------   -------   -------
New Equipment Term Loan...........       4.1%           --       $ 9,800   $    --
Refinanced Term Loan A............        --           5.4%           --    23,500
New Real Estate Term Loan.........       4.1%           --        28,167        --
Refinanced Term Loan B............        --          15.0%           --    20,953
Southeastern Term Loan............        --           6.5%           --     3,668
Other.............................       4.0%          4.0%           89       116
                                        ----          ----       -------   -------
                                                                 $38,056   $48,237
                                        ====          ====       =======   =======

INDUSTRIAL REVENUE BONDS

     The long-term portion of industrial revenue bonds (IRB's) at December 31, 2002 and 2001, consisted of the following:

                                                   INTEREST
DESCRIPTION OF BONDS                           RATE AT 12/31/02    2002     2001
--------------------                           ----------------   ------   ------
$6,000 fixed rate bonds due 1999 through
  2014.......................................        5.1%         $4,204   $4,527
$6,000 variable rate bonds due 1995 through
  2004.......................................         --              --    1,200
$4,800 variable rate bonds due 1992 through
  2004.......................................         --              --      950
$2,660 variable rate bonds due 1992 through
  2004.......................................         --              --      440
                                                                  ------   ------
                                                                  $4,204   $7,117
                                                                  ======   ======

     The Company had letter of credit commitments totaling $3,871 at December 31, 2001 supporting the IRB's due in 2004, which were paid off in the first quarter of 2003 with proceeds from the New Credit Facility. The accompanying December 31, 2002 consolidated balance sheet includes $2,590 of IRB principal as current portion of long-term debt. A corresponding escrow deposit of $2,651 was included in prepaid expenses to fund the IRB principal and interest payment.

8.  SCHEDULED DEBT MATURITIES, INTEREST, DEBT CARRYING VALUES:

     Scheduled maturities of all long-term debt for the years succeeding December 31, 2002 are $6,973 in 2003, $4,877 in 2004, $34,058 in 2005, $513 in
2006, $539 in 2007, and $2,273 thereafter. The overall effective interest rate for all debt amounted to 5.7% in 2002, 8.8% in 2001, and 8.3% in 2000. Interest paid totaled $6,067, $5,116, and $6,293, for the years ended December 31, 2002, 2001, and 2000, respectively. Amounts paid relative to the accounts receivable securitization program, which was terminated in June 2001, totaled $1,587 in 2001, and $3,805 in 2000.

     Management believes the carrying values of its long-term debt approximate their fair values, as each of the Company's variable rate debt arrangements bear interest at rates that fluctuate based on a bank's base rate, EURO, LIBOR, or the short-term tax exempt revenue bond index.

     The Company has not entered into interest rate transactions for speculative purposes or otherwise. The Company does not hedge its exposure to floating interest rate risk. However, the Company has the option to enter into 30 to 180 day fixed base rate EURO loans under the New Credit Facility.

9.  INCOME TAXES:

     The components of the Company's benefit for income taxes from continuing operations were as follows:

                                                       2002    2001     2000
                                                       ----   ------   ------
Current:
  Federal............................................  $ --   $   10   $1,543
  State and local....................................    --      105      163
                                                       ----   ------   ------
                                                         --      115    1,706
Deferred.............................................   626    1,818    2,022
                                                       ----   ------   ------
                                                       $626   $1,933   $3,728
                                                       ====   ======   ======

     The components of the Company's net current and deferred tax asset or liability at December 31 are as follows:

                   ASSET/(LIABILITY)                        2002       2001
                   -----------------                      --------   --------
Refundable income taxes.................................  $     86   $    115
Current deferred income taxes:
  Inventory.............................................       242        156
  Tax credit and net operating loss carryforward........     1,850      1,850
  Other temporary items.................................     1,791        492
                                                          --------   --------
Total current deferred income taxes.....................     3,883      2,498
                                                          ========   ========
Refundable and current deferred income taxes............     3,969      2,613
                                                          --------   --------
Long-term deferred income taxes:
  Goodwill..............................................     1,345        482
  Tax credit and net operating loss carryforward, net of
     valuation reserve..................................     6,490      9,462
  Tax in excess of book depreciation....................   (10,351)   (10,728)
  Other temporary items.................................    (1,118)    (1,191)
                                                          --------   --------
     Total long-term deferred income taxes..............    (3,634)    (1,975)
                                                          --------   --------
     Total income tax asset.............................  $    335   $    638
                                                          ========   ========

     The following table reconciles the U.S. federal statutory rate to the Company's effective tax rate:

                                                           2002   2001   2000
                                                           ----   ----   ----
U.S. federal statutory rate..............................  35.0%  35.0%  34.0%
State and local taxes, net of federal benefit............   2.6    2.0    2.0
Valuation reserve........................................    --     --   (4.5)
All other, net...........................................   0.9    1.5    1.0
                                                           ----   ----   ----
Effective income tax rate................................  38.5%  38.5%  32.5%
                                                           ====   ====   ====

     The tax provision includes a current provision (benefit) of $0, ($115), and ($1,706), and a deferred expense (benefit) of ($3,578), ($2,168), and ($2,492)
in 2002, 2001, and 2000, respectively. In 2000, the valuation reserve totaled $568. Net refunds of income taxes totaled $3,559 and $1,573 in 2002 and 2001, respectively. The Company has net operating loss carryforwards of $15,479, which begin expiring in the year ended December 31, 2020. If the Company were to continue to incur losses before taxes in the future, it would be necessary to reassess the need for a valuation allowance.

     On March 9, 2002 the "Job Creation and Worker Assistance Act" (H.R. 3090) was signed into law. A significant portion of this law is a temporary extension of the net operating loss carryback period from two to five years for net operating losses arising in taxable years ending in 2001 and 2002. As a result of this change in tax law, the Company received a $3.7 million tax refund in July 2002 after filing its federal income tax return for the fiscal year ended December 31, 2001 and the related carryback claim. The Company expects to receive an additional $1,100 tax refund in 2003 related to H.R. 3090.

10.  RETIREMENT PLANS:

     The Company's retirement plans consist of a profit-sharing plan and a 401(k) plan covering all non-union employees and two separate 401(k) plans covering all union employees.

     Company contributions to the non-union profit-sharing plan are discretionary amounts as determined annually by the Board of Directors. No profit sharing contributions were made in 2002 and 2001. In 2000, Company profit-sharing contributions were 2% of each eligible employee's W-2 earnings. The non-union 401(k) retirement plan allows eligible employees to contribute up to 10% of their W-2 earnings. The Company contribution is determined annually by the Board of Directors and is based on a percentage of eligible employees' contributions. For each of the last three years, the Company matched one half of each eligible employee's contribution.

     Company contributions for each of the last three years for the union plans were 3% of eligible W-2 wages plus one half of the first 4% of each employee's contribution.

     Retirement plan expense amounted to $1,132, $1,066, and $1,759 for the years ended December 31, 2002, 2001, and 2000, respectively.

11.  STOCK OPTIONS:

     In January 1994, the Stock Option Plan (Option Plan) was adopted by the Board of Directors and approved by the shareholders of the Company. Pursuant to the provisions of the Option Plan, key employees of the Company, non-employee directors and consultants may be offered the opportunity to acquire shares of Common Stock by the grant of stock options, including both incentive stock options (ISOs) and nonqualified stock options. ISOs are not available to non-employee directors or consultants. A total of 1,300,000 shares of Common Stock are reserved under the Option Plan. The purchase price of a share of Common Stock pursuant to an ISO will not be less than the fair market value of a share of Common Stock at the grant date. Options vest over three or five years at rates of 33.3% and 20% per year, respectively, commencing on the first anniversary of the grant date, and all expire 10 years after the grant date. The Option Plan terminates on January 5, 2009. Termination of the Option Plan will not affect outstanding options.

     Transactions under the Option Plan are as follows:

                                                                WEIGHTED AVERAGE
                                                      SHARES     EXERCISE PRICE
                                                      -------   ----------------
Outstanding at January 1, 2000......................  306,833        $11.15
  Granted (at exercise price of $4.84)..............  171,500          4.84
  Forfeited.........................................  (36,500)        10.60
                                                      -------        ------
Outstanding at December 31, 2000....................  441,833          8.75
  Granted (at exercise prices ranging from
     $1.97 -- $2.63)................................  502,000          2.21
  Forfeited.........................................  (58,000)         7.99
                                                      -------        ------
Outstanding at December 31, 2001....................  885,833          5.09
  Granted (at exercise price of $5.28)..............  147,000          5.28
  Exercised.........................................  (10,500)         2.91
  Forfeited.........................................  (39,500)         6.21
                                                      -------        ------
Outstanding at December 31, 2002....................  982,833        $ 5.10
                                                      =======        ======

     The weighted average fair value of options granted during 2002, 2001 and 2000 was $5.28, $2.21, and $4.84, respectively.

     The following table summarizes information about fixed-price stock options outstanding at December 31, 2002:

                         OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
           -----------------------------------------------   ----------------------------
                       WEIGHTED AVERAGE       WEIGHTED                       WEIGHTED
EXERCISE   NUMBER OF      REMAINING       AVERAGE EXERCISE   NUMBER OF   AVERAGE EXERCISE
 PRICE      SHARES     CONTRACTUAL LIFE        PRICE          SHARES          PRICE
--------   ---------   ----------------   ----------------   ---------   ----------------
 $15.50      62,000       1.2 years            $15.50          62,000         $15.50
  15.50      10,000       2.2 years             15.50          10,000          15.50
  15.50      10,000       3.3 years             15.50          10,000          15.50
  14.63       8,000       4.3 years             14.63           8,000          14.63
   8.75     133,833       6.3 years              8.75         133,833           8.75
   4.84     134,667       7.3 years              4.84          89,334           4.84
   1.97     300,000       8.0 years              1.97          60,000           1.97
   2.38      50,000       8.1 years              2.38          10,000           2.38
   2.63     133,833       8.3 years              2.63          39,500           2.63
   5.28     140,500       9.3 years              5.28              --           5.28

     In 1996, the Company adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," as the Company utilizes the intrinsic value method to account for stock-based employee compensation. SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123" has amended SFAS No. 123, and the required disclosures are included herein.

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                           2002   2001   2000
                                                           ----   ----   ----
Risk free interest rate..................................  5.13%  5.25%  6.28%
Expected life in years...................................    10     10     10
Expected volatility......................................   .57    .54    .52
Expected dividend yield..................................     0%     0%     0%

12.  COMMITMENTS AND CONTINGENCIES:

     The Company leases certain warehouses, sales offices and machinery and equipment under long-term lease agreements. All leases are classified as operating and expire at various dates through 2010. In some cases the leases include options to extend. Rent expense was $1,512, $1,351, and $1,448 for the years ended December 31, 2002, 2001, and 2000, respectively.

     Future minimum lease payments as of December 31, 2002 are as follows:

2003........................................................   $1,389
2004........................................................    1,297
2005........................................................      695
2006........................................................      648
2007........................................................      545
Thereafter..................................................      977
                                                               ------
                                                               $5,551
                                                               ======

     The Company is party to various legal actions that it believes are ordinary in nature and incidental to the operation of its business. In the opinion of management, the outcome of the proceedings to which the Company is currently a party will not have a material adverse effect upon its operations or financial position.

     In the normal course of business, the Company periodically enters into agreements that incorporate indemnification provisions. While the maximum amount to which the Company may be exposed under such agreements can not be estimated, it is the opinion of management that these guarantees and indemnifications are not expected to have a material adverse effect on the Company's results of operations or financial position.

     Approximately 230 of the Company's hourly plant personnel at the Minneapolis and Detroit facilities are represented by four separate collective bargaining units. The collective bargaining agreement covering the Company's Minneapolis plate processing facility expires on March 31, 2003, and the agreement covering Detroit's hourly plant employees expires June 30, 2004.

     In October 2002, the Company's collective bargaining agreement covering its Minneapolis coil processing facility was renewed to September 30, 2005. The Company's collective bargaining agreement covering its Detroit hourly plant maintenance personnel (7 employees) expired on July 31, 2002. Employees covered under this agreement continue to operate as a new agreement is negotiated. While the Company expects to be able to negotiate a new agreement, there can be no assurance that such a resolution will occur. The Company has never experienced a work stoppage and believes that its relationship with its employees is good. However, any prolonged disruption in business arising from work stoppages by Company personnel represented by collective bargaining units could have a material adverse effect on the Company's results of operations.

13.  RELATED PARTY TRANSACTIONS:

     A related entity handles a portion of the freight activity for the Company's Cleveland operation. Payments to this entity totaled $1,458, $1,327, and $1,406 for the years ended December 31, 2002, 2001, and 2000, respectively. There is no common ownership or management of this entity with the Company. Another related entity owns one of the Cleveland warehouses and leases it to the Company at an annual rental of $195. The lease was renewed in June 2000 for a 10-year term with one remaining renewal option for an additional 10 years.

     David A. Wolfort, President and Chief Operating Officer, purchased 300,000 shares of the Company's Common Stock from treasury on February 22, 2001. The shares were purchased pursuant to a 5-year, full recourse promissory note payable to the Company due and payable on or before January 1, 2006. The principal balance of $675 accrues interest at 5.07% per annum, and is collateralized by a pledge of the underlying shares until the note is paid in full.

     Michael D. Siegal, Chairman of the Board of Directors and Chief Executive Officer, and David A. Wolfort, President and Chief Operating Officer, are minority investors in a company that provides online services to Olympic's employees with respect to their retirement plan accounts.

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

                      SUPPLEMENTARY FINANCIAL INFORMATION
                 2002 UNAUDITED QUARTERLY RESULTS OF OPERATIONS
                    (in thousands, except per share amounts)

     As discussed in Note 2 of Notes to Consolidated Financial Statements, during 2002, the Company decided to close its tube processing operation (Tubing). In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company has reclassified its consolidated statements of income to reflect Tubing as a discontinued operation.

2002 AS RESTATED                       1ST         2ND         3RD         4TH         YEAR
----------------                     --------    --------    --------    --------    --------
Net sales..........................  $110,239    $121,713    $116,465    $110,967    $459,384
Gross margin.......................    26,655      29,990      26,109      21,399     104,153
Operating income (loss)............     2,270       4,217       1,598      (2,247)      5,838
Income (loss) from continuing
  operations before income taxes
  and cumulative effect of a change
  in accounting principle..........       735       2,884         244      (5,490)     (1,627)
Cumulative effect of a change in
  accounting principle, net of
  income tax benefit of $1,298.....    (2,117)         --          --          --      (2,117)
Net income (loss)..................  $ (1,915)   $   (618)   $    150    $ (3,376)   $ (5,759)
  Basic and diluted net income
     (loss) per share..............  $  (0.20)   $  (0.06)   $   0.02    $  (0.35)   $  (0.60)
  Weighted average shares
     outstanding...................     9,631       9,635       9,638       9,642       9,637
Market price of common stock: (a)
  High.............................  $   6.05    $   6.15    $   6.57    $   3.99    $   6.57
  Low..............................      2.40        5.05        2.82        2.72        2.40

2002 AS PREVIOUSLY REPORTED                 1ST        2ND        3RD        4TH        YEAR
---------------------------               --------   --------   --------   --------   --------
Net sales...............................  $112,017   $123,701   $116,465   $110,967   $463,150
Gross margin............................    26,991     30,279     26,109     21,399    104,778
Operating income (loss).................     1,628         93      1,244     (2,247)       718
Income (loss) from continuing operations
  before income taxes and cumulative
  effect of a change in accounting
  principle.............................       329     (1,005)       244     (5,490)    (5,922)
Cumulative effect of a change in
  accounting principle, net of income
  tax benefit of $1,298.................    (2,117)        --         --         --     (2,117)
Net income (loss).......................  $ (1,915)  $   (618)  $    150   $ (3,376)  $ (5,759)
  Basic and diluted net income (loss)
     per share..........................  $  (0.20)  $  (0.06)  $   0.02   $  (0.35)  $  (0.60)
  Weighted average shares outstanding...     9,631      9,635      9,638      9,642      9,637

---------------

(a) Represents high and low closing quotations as reported by the Nasdaq National Market.

                      SUPPLEMENTARY FINANCIAL INFORMATION
                 2001 UNAUDITED QUARTERLY RESULTS OF OPERATIONS
                    (in thousands, except per share amounts)

     As discussed in Note 2 of Notes to Consolidated Financial Statements, during 2002, the Company decided to close its tube processing operation (Tubing). In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company has reclassified its consolidated statements of income to reflect Tubing as a discontinued operation.

2001 AS RESTATED                         1ST         2ND         3RD        4TH        YEAR
----------------                       --------    --------    -------    -------    --------
Net sales............................  $113,546    $105,711    $93,995    $91,551    $404,803
Gross margin.........................    25,840      26,081     23,833     21,913      97,667
Operating income (loss)..............       660       1,953      1,036       (778)      2,871
Income (loss) from continuing
  operations before income taxes and
  cumulative effect of a change in
  accounting principle...............    (1,310)        616     (1,576)    (2,752)     (5,022)
Net income (loss)....................  $ (1,011)   $    224    $  (998)   $(1,863)   $ (3,648)
  Basic and diluted net income (loss)
     per share.......................  $  (0.11)   $   0.02    $ (0.10)   $ (0.19)   $  (0.38)
  Weighted average shares
     outstanding.....................     9,460       9,631      9,631      9,631       9,588
Market price of common stock: (a)
  High...............................  $   3.06    $   4.24    $  4.05    $  3.95    $   4.24
  Low................................      1.94        2.16       2.95       2.15        1.94

2001 AS PREVIOUSLY REPORTED              1ST         2ND         3RD        4TH        YEAR
---------------------------            --------    --------    -------    -------    --------
Net sales............................  $117,120    $108,707    $96,770    $93,697    $416,294
Gross margin.........................    26,444      26,700     24,526     22,391     100,061
Operating income (loss)..............       473       1,845        582     (1,267)      1,633
Income (loss) from continuing
  operations before income taxes and
  cumulative effect of a change in
  accounting principle...............    (1,644)        365     (1,624)    (3,028)     (5,931)
Net income (loss)....................  $ (1,011)   $    224    $  (998)   $(1,863)   $ (3,648)
  Basic and diluted net income (loss)
     per share.......................  $  (0.11)   $   0.02    $ (0.10)   $ (0.19)   $  (0.38)
  Weighted average shares
     outstanding.....................     9,460       9,631      9,631      9,631       9,588

---------------

(a) Represents high and low closing quotations as reported by the Nasdaq National Market.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required by Item 10 as to the Directors of the Registrant will be incorporated herein by reference to the information set forth under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's definitive proxy statement for its May 8, 2003 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION

     Information required by Item 11 will be incorporated herein by reference to the information set forth under the caption "Executive Officers' Compensation" in the Registrant's definitive proxy statement for its May 8, 2003 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by Item 12 will be incorporated herein by reference to the information set forth under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the Registrant's definitive proxy statement for its May 8, 2003 Annual Meeting of Shareholders.

SUMMARY OF EQUITY COMPENSATION PLANS

     The following table sets forth information about the Company's equity compensation plans in effect as of December 31, 2002, which consisted solely of the Olympic Steel, Inc. Stock Option Plan, which was approved by the Company's shareholders in 1994:

                                                                                NUMBER OF SECURITIES
                                   NUMBER OF SECURITIES                         REMAINING AVAILABLE
                                    TO BE ISSUED UPON      WEIGHTED AVERAGE     FOR FUTURE ISSUANCE
                                       EXERCISE OF         EXERCISE PRICE OF        UNDER EQUITY
PLAN CATEGORY                      OUTSTANDING OPTIONS    OUTSTANDING OPTIONS    COMPENSATION PLAN
-------------                      --------------------   -------------------   --------------------
Equity compensation plans
  approved by shareholders.......        982,833                 $5.10                317,167
Equity compensation plans not
  approved by shareholders.......             --                    --                     --
                                         -------                 -----                -------
Total............................        982,833                 $5.10                317,167
                                         =======                 =====                =======

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by Item 13 will be incorporated herein by reference to the information set forth under the caption "Related Party Transactions" in the Registrant's definitive proxy statement for its May 8, 2003 Annual Meeting of Shareholders.

ITEM 14. CONTROLS AND PROCEDURES

     (a) The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation within 90 days of the filing date of this report, that the Company's disclosure controls and procedures are effective for gathering, analyzing and disclosing any material information required to be disclosed in the Company's filings under the Securities Exchange Act of 1934.

     (b) There have been no significant changes in internal controls, or in other factors that could affect the Company's internal controls, subsequent to the date of evaluation.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

    (A)(1) THE FOLLOWING FINANCIAL STATEMENTS ARE INCLUDED IN PART II, ITEM 8:

    Report of Independent Public Accountants

    Consolidated Statements of Income for the Years Ended December 31, 2002, 2001, and 2000

    Consolidated Balance Sheets as of December 31, 2002 and 2001

    Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001, and 2000

    Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2002, 2001, and 2000

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

    (B) REPORTS ON FORM 8-K. No reports were filed on Form 8-K during the fourth quarter of the year ended December 31, 2002.

                              OLYMPIC STEEL, INC.

                               INDEX TO EXHIBITS

                                                                               SEQUENTIAL
    EXHIBIT                        DESCRIPTION OF DOCUMENT                      PAGE NO.
    -------                        -----------------------                     ----------
     3.1(i)      Amended and Restated Articles of Incorporation                  (a)
     3.1(ii)     Amended and Restated Code of Regulations                        (a)
     4.1         Amended and Restated Credit Agreement dated December 30,       62-242
                 2002 by and among the Registrant, three banks and Comerica
                 Bank, as Administrative Agent
     4.2         Amendment No. 1 to Amended and Restated Credit Agreement      243-248
                 dated February 6, 2003 by and among the Registrant, five
                 banks and Comerica, as Administrative Agent
                 Information concerning certain of the Registrant's other
                 long-term debt is set forth in Note 7 of Notes to
                 Consolidated Financial Statements. The Registrant hereby
                 agrees to furnish copies of such instruments to the
                 Commission upon request.
     4.3         Rights Agreement (Including Form of Certificate of Adoption     (b)
                 of Amendment to Amended Articles of Incorporation as Exhibit
                 A thereto, together with a Summary of Rights to Purchase
                 Preferred Stock)
    10.1         Olympic Steel, Inc. Stock Option Plan                           (a)
    10.2         Lease, dated as of July 1, 1980, as amended, between S.M.S.     (a)
                 Realty Co., a lessor, and the Registrant, as lessee,
                 relating to one of the Cleveland facilities
    10.4         Lease, dated as of November 30, 1987, as amended, between       (a)
                 Tinicum Properties Associates L.P., as lessor, and the
                 Registrant, as lessee, relating to Registrant's Lester,
                 Pennsylvania facility
    10.5         Operating Agreement of Trumark Steel & Processing, LLC,         (c)
                 dated April 1, 2002, by and among The Goss Group, Inc., and
                 Oly Steel Welding, Inc.
    10.6         Carrier Contract Agreement for Transportation Services,         (d)
                 dated August 1, 1998, between Lincoln Trucking Company and the Registrant
    10.7         Operating Agreement of OLP, LLC, dated April 4, 1997, by and    (e)
                 between the U.S. Steel Group of USX Corporation and Oly
                 Steel Welding, Inc.
    10.8         Form of Management Retention Agreement for Senior Executive     (f)
                 Officers of the Company
    10.9         Form of Management Retention Agreement for Other Officers of    (f)
                 the Company
    10.10        David A. Wolfort Employment Agreement dated January 1, 2001     (g)
    10.11        Promissory Note and Stock Pledge Agreement between Olympic      (g)
                 Steel, Inc., and David A. Wolfort
    21           List of Subsidiaries                                             49
    23           Consent of Independent Public Accountants                        50
    24           Directors and Officers Powers of Attorney                        51
    99.1         Financial statements of OLP, LLC                               52-59
    99.2         Certification of Chief Executive Officer pursuant to Section     60
                 906 of Sarbanes-Oxley
    99.3         Certification of Chief Financial Officer pursuant to Section     61
                 906 of Sarbanes-Oxley

---------------

(a) Incorporated by reference to the Exhibit with the same exhibit number included in Registrant's Registration Statement on Form S-1 (No. 33-73992) filed with the Commission on January 12, 1994.

(b) Incorporated by reference to an Exhibit included in Registrant's Form 10-Q filed with the Commission on August 13, 2001.

(c) Incorporated by reference to an Exhibit included in Registrant's Form 10-Q filed with the Commission on May 13, 2002.

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

                                          OLYMPIC STEEL, INC.

March 28, 2003                            By: /s/ RICHARD T. MARABITO
                                            ------------------------------------
                                            Richard T. Marabito,
                                            Chief Financial Officer

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS IN THE CAPACITIES INDICATED AND ON THE 28TH DAY OF MARCH, 2003.



/s/ MICHAEL D. SIEGAL *                                     March 28, 2003
-----------------------------------------------------
Michael D. Siegal
Chairman of the Board
and Chief Executive Officer


/s/ DAVID A. WOLFORT *                                      March 28, 2003
-----------------------------------------------------
David A. Wolfort
President, Chief Operating Officer
and Director


/s/ RICHARD T. MARABITO *                                   March 28, 2003
-----------------------------------------------------
Richard T. Marabito
Chief Financial Officer
(Principal Accounting Officer)


/s/ SUREN A. HOVSEPIAN *                                    March 28, 2003
-----------------------------------------------------
Suren A. Hovsepian, Director


/s/ MARTIN H. ELRAD *                                       March 28, 2003
-----------------------------------------------------
Martin H. Elrad, Director


/s/ THOMAS M. FORMAN *                                      March 28, 2003
-----------------------------------------------------
Thomas M. Forman, Director


/s/ JAMES B. MEATHE *                                       March 28, 2003
-----------------------------------------------------
James B. Meathe, Director

* The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to the Powers of Attorney executed by the above-named officers and Directors of the Company and filed with the Securities and Exchange Commission on behalf of such officers and Directors.


By: /s/ RICHARD T. MARABITO                                 March 28, 2003
-----------------------------------------------------
    Richard T. Marabito, Attorney-in-Fact

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
             PURSUANT TO TITLE 18, UNITED STATES CODE, SECTION 1350
      AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Michael D. Siegal, the Chairman & Chief Executive Officer of Olympic Steel, Inc. (the "Company"), certify that:

     (1) I have reviewed this annual report on Form 10-K of the Company;

     (2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     (3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

     (4) The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     (5) The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

     (6) The Company's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By: /s/ MICHAEL D. SIEGAL

    --------------------------------------------------------
Michael D. Siegal
    Olympic Steel, Inc.
    Chairman & Chief Executive Officer

March 28, 2003

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
             PURSUANT TO TITLE 18, UNITED STATES CODE, SECTION 1350
      AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Richard T. Marabito, the Chief Financial Officer of Olympic Steel, Inc. (the "Company"), certify that:

     (1) I have reviewed this annual report on Form 10-K of the Company;

     (2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     (3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

     (4) The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     (5) The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

     (6) The Company's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By: /s/ RICHARD T. MARABITO

    --------------------------------------------------------
Richard T. Marabito
    Olympic Steel, Inc.
    Chief Financial Officer

March 28, 2003