Form 10-Q
period 2003-03-31
OLYMPIC STEEL INC
filed 2003-05-15
CIK 917470

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

( X )    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003
                                                 --------------

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ( ) No (X)

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

                  Class                          Outstanding as of May 13, 2003
 --------------------------------------         ------------------------------
     Common stock, without par value                     9,645,038


                                    1 of 26

                               OLYMPIC STEEL, INC.
                               INDEX TO FORM 10-Q

                                                                                                           PAGE NO.
                                                                                                        --------------

PART I.              FINANCIAL INFORMATION

           ITEM 1.   FINANCIAL STATEMENTS

                     Consolidated Balance Sheets - March 31, 2003 and                                          3
                       December 31, 2002

                     Consolidated Statements of Operations - for the three months                              4
                       ended March 31, 2003 and 2002

                     Consolidated Statements of Cash Flows - for the three                                     5
                       months ended March 31, 2003 and 2002

                     Notes to Consolidated Financial Statements                                             6-10

           ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                                     11-17
                     CONDITION AND RESULTS OF OPERATIONS

           ITEM 3.   QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK                                18

           ITEM 4.   CONTROLS AND PROCEDURES                                                                  18

PART II.             OTHER INFORMATION

           ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                                         19

SIGNATURES                                                                                                    20

CERTIFICATIONS                                                                                             21-24

EXHIBITS                                                                                                   25-26

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                               OLYMPIC STEEL, INC.
                           CONSOLIDATED BALANCE SHEETS

                                 (in thousands)

                                                      March 31,          December 31,
                                                        2003                2002
                                                   ----------------    ----------------
                                                    (unaudited)
                            Assets

Cash                                                   $   4,094           $   1,736
Accounts receivable, net                                  59,167              48,877
Inventories                                               92,435             101,837
Prepaid expenses and other                                 4,432               9,399
Assets held for sale                                         837                 837
                                                       ---------           ---------

   Total current assets                                  160,965             162,686
                                                       ---------           ---------

Property and equipment, at cost                          151,648             151,563
Accumulated depreciation                                 (56,317)            (54,240)
                                                       ---------           ---------

   Net property and equipment                             95,331              97,323
                                                       ---------           ---------

Investments in joint ventures                                608                 637
Deferred financing fees, net                               2,078               2,265
                                                       ---------           ---------

   Total assets                                        $ 258,982           $ 262,911
                                                       =========           =========

                          Liabilities

Current portion of long-term debt                      $   4,493           $   6,973
Accounts payable                                          23,633              28,665
Accrued payroll                                            2,519               2,498
Other accrued liabilities                                  5,021               5,826
                                                       ---------           ---------

   Total current liabilities                              35,666              43,962
                                                       ---------           ---------

Credit facility revolver                                  63,177              57,560
Term loans                                                37,317              38,056
Industrial revenue bonds                                   4,093               4,204
                                                       ---------           ---------

   Total long-term debt                                  104,587              99,820
                                                       ---------           ---------

Deferred income taxes                                      3,705               3,634
                                                       ---------           ---------

   Total liabilities                                     143,958             147,416
                                                       ---------           ---------

                     Shareholders' Equity

Preferred stock                                             --                  --
Common stock                                              99,771              99,766
Officer note receivable                                     (723)               (726)
Retained earnings                                         15,976              16,455
                                                       ---------           ---------

   Total shareholders' equity                            115,024             115,495
                                                       ---------           ---------

   Total liabilities and shareholders' equity          $ 258,982           $ 262,911
                                                       =========           =========



      The accompanying notes are an integral part of these balance sheets.


                                    3 of 26

                               OLYMPIC STEEL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS ENDED MARCH 31,

                (in thousands, except per share and tonnage data)

                                                                                      2003                 2002
                                                                                 ----------------    ----------------

                                                                                               (unaudited)

Tons sold

   Direct                                                                             229,501             268,725
   Toll                                                                                39,434              40,367
                                                                                    ---------           ---------

                                                                                      268,935             309,092
                                                                                    ---------           ---------

Net sales                                                                           $ 114,880           $ 110,239

Cost of materials sold                                                                 90,987              82,094
                                                                                    ---------           ---------

   Gross profit                                                                        23,893              28,145

Operating expenses
   Warehouse and processing                                                             7,988               8,929
   Administrative and general                                                           5,808               6,188
   Distribution                                                                         3,764               4,288
   Selling                                                                              2,754               3,293
   Occupancy                                                                            1,113               1,039
   Depreciation                                                                         2,087               2,138
                                                                                    ---------           ---------

      Total operating expenses                                                         23,514              25,875
                                                                                    ---------           ---------

   Operating income                                                                       379               2,270

Income (loss) from joint ventures                                                         (29)                192
                                                                                    ---------           ---------

   Income before financing costs and income taxes                                         350               2,462

Interest and other expense on debt                                                      1,148               1,727
                                                                                    ---------           ---------

   Income (loss) from continuing operations before income taxes and
      cumulative effect of a change in accounting principle                              (798)                735

Income tax benefit (provision)                                                            319                (283)
                                                                                    ---------           ---------

   Income (loss) from continuing operations before cumulative effect of a
      change in accounting principle                                                     (479)                452

Discontinued operations:
   Loss from discontinued tube operation, net of income tax benefit
      of $156 in 2002                                                                    --                  (250)
                                                                                    ---------           ---------

Income (loss) before cumulative effect of a change in accounting principle               (479)                202

   Cumulative effect of a change in accounting principle, net of income
      tax benefit of $1,298 in 2002                                                      --                (2,117)
                                                                                    ---------           ---------

Net loss                                                                            $    (479)          $  (1,915)
                                                                                    =========           =========

Basic and diluted net income (loss) per share:

   Income (loss) from continuing operations                                         $   (0.05)          $    0.05

   Loss from discontinued operations                                                     --                 (0.03)

   Cumulative effect of a change in accounting principle                                 --                 (0.22)
                                                                                    ---------           ---------

Net loss per share                                                                  $   (0.05)          $   (0.20)
                                                                                    =========           =========

Weighted average shares outstanding                                                     9,644               9,631

        The accompanying notes are an integral part of these statements.



                                    4 of 26

                               OLYMPIC STEEL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31,

                                 (in thousands)

                                                                           2003               2002
                                                                         --------           --------
                                                                         (unaudited)

Cash flows from operating activities:
   Net loss                                                              $   (479)          $ (1,915)
   Adjustments to reconcile net loss to net cash from
      operating activities-
         Depreciation and amortization                                      2,274              2,595
         (Income) loss from joint ventures                                     29               (192)
         Cumulative effect of a change in accounting principle,
            net of tax                                                       --                2,117
         Long-term deferred income taxes                                       71                145
                                                                         --------           --------
                                                                            1,895              2,750
Changes in working capital:
   Accounts receivable                                                    (11,562)           (17,097)
   Inventories                                                              9,402              1,683
   Prepaid expenses and other                                               4,967             (1,005)
   Accounts payable                                                        (5,032)             3,977
   Accrued payroll and other accrued liabilities                             (784)             1,022
                                                                         --------           --------
                                                                           (3,009)           (11,420)
                                                                         --------           --------
      Net cash used for operating activities                               (1,114)            (8,670)
                                                                         --------           --------
Cash flows from investing activities:
   Capital expenditures                                                       (95)              (449)
   Proceeds from disposition of property and equipment                      1,275               --
                                                                         --------           --------
      Net cash from (used for) investing activities                         1,180               (449)
                                                                         --------           --------
Cash flows from financing activities:
   Credit facility revolver borrowings, net                                 5,617              8,894
   Term loans and industrial revenue bonds                                 (3,330)               (61)
   Proceeds from employee stock purchases                                       5               --
                                                                         --------           --------
      Net cash from financing activities                                    2,292              8,833
                                                                         --------           --------
Cash:
   Net change                                                               2,358               (286)
   Beginning balance                                                        1,736              1,054
                                                                         --------           --------
   Ending balance                                                        $  4,094           $    768
                                                                         ========           ========


        The accompanying notes are an integral part of these statements.

                                    5 of 26

                               OLYMPIC STEEL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
           (dollars in thousands, except share and per share amounts)

(1) BASIS OF PRESENTATION:

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

Cost of materials sold primarily includes the costs of the purchased steel, external processing, and inbound freight. As of January 1, 2003, the Company reclassified internal processing costs for toll processing sales from cost of materials sold to operating expenses. Prior year results have been reclassified to conform to the current year presentation.


(2) INVESTMENTS IN JOINT VENTURES:

The Company's two joint ventures include: Olympic Laser Processing, LLC (OLP), a company that processes laser welded sheet steel blanks for the automotive industry; and G.S.P., LLC (GSP), a certified Minority Business Enterprise company supporting the flat-rolled steel requirements of the automotive industry. As of March 31, 2003, Olympic guaranteed 50% of OLP's $16,258 and 49% of GSP's $1,422 of outstanding debt on a several basis.

The following table sets forth selected data for the Company's OLP joint venture:

                                     FOR THE THREE MONTHS
                                       ENDED MARCH 31,
                                    ----------------------
RESULTS OF OPERATIONS:               2003            2002
----------------------              ------          ------
Net sales                           $7,014          $6,453
Gross profit                         2,737           2,392
Operating income                       231             553
Net income                          $   55          $  397

                                    6 of 26

(3) GOODWILL:

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 (SFAS No. 142), "Goodwill and Other Intangible Assets," which required that the Company cease amortization of goodwill and conduct periodic impairment tests of goodwill. The Company estimated the fair value of its reporting units using a present value method that discounted future cash flows. The cash flow estimates incorporated assumptions on future cash flow growth, terminal values and discount rates. Any such valuation is sensitive to these assumptions. Because the fair value of each reporting unit was below its carrying value (including goodwill), application of SFAS No. 142 required the Company to complete the second step of the goodwill impairment test and compare the implied fair value of each reporting unit's goodwill with the carrying value of that goodwill. As a result of this assessment, the Company recorded a non-cash, before tax impairment charge of $3,415 ($2,117 after-tax) to write-off the entire goodwill amount as a cumulative effect of a change in accounting principle.


(4) DEBT:

In December 2002, the Company entered into a new 3-year, $132,000 secured bank-financing agreement (the Credit Facility) comprised of a revolver and two term loan components. The Credit Facility is collateralized by the Company's accounts receivable, inventories, and substantially all property and equipment. Revolver borrowings are limited to the lesser of a borrowing base, comprised of eligible receivables and inventories, or $90,000 in the aggregate. The Company has the option to borrow based on the agent bank's base rate or Eurodollar Rates
(EURO) plus a premium. The Company incurred $2,225 of closing fees and expenses in connection with the new Credit Facility, which have been capitalized and included in "Deferred Financing Fees, Net" on the accompanying consolidated balance sheets. These costs are being amortized to interest and other expense on debt over the 3-year term of the agreement.

The Company's effective borrowing rate inclusive of deferred financing fees for the first three months of 2003 was 5.0% compared to 10.0% in 2002. Monthly principal repayments of $367 commenced February 1, 2003 for the term loan components of the Credit Facility.

The Credit Facility requires the Company to comply with various covenants, the most significant of which include: (i) minimum availability of $10,000, tested monthly, (ii) a minimum fixed charge coverage ratio of 1.25, and a maximum leverage ratio of 1.75, which are tested quarterly commencing March 31, 2003,
(iii) restrictions on additional indebtedness, and (iv) limitations on capital expenditures. At March 31, 2003, the Company had $22,264 of availability under its Credit Facility and was in compliance with its various covenants.

                                    7 of 26

Included in the Credit Facility revolver balances on the accompanying consolidated balance sheets are $6,839 and $2,065 of checks issued that have not cleared the bank as of March 31, 2003, and December 31, 2002, respectively.


(5) DISCONTINUED OPERATIONS:

In 2002, the Company closed its unprofitable tube processing operation (Tubing) in Cleveland, Ohio. In accordance with Statement of Financial Accounting Standards No. 144 (SFAS No. 144), "Accounting for the Impairment or Disposal of Long-Lived Assets," Tubing has been accounted for as a discontinued operation. As a result, Tubing's after-tax operating loss of $250 for the first three months of 2002 is shown separate from the Company's results from continuing operations. In December 2002, the Company sold the equipment located at the Tubing operation for $1,275 (its approximate appraised and net book value) and used the proceeds from the sale to reduce debt. The Tubing real estate is recorded as "Assets Held for Sale" on the accompanying consolidated balance sheets for $837. The Company anticipates selling the Tubing real estate during 2003 and will use the proceeds to reduce debt.

During the first three months of 2003, the Company paid $51 of post-closure tenancy costs related to the Tubing facility. The accompanying March 31, 2003 and December 31, 2002 consolidated balance sheets include $263 and $314, respectively, in "Other Accrued Liabilities" for remaining Tubing liabilities, which the Company expects to be paid in 2003.

Operating results of the discontinued Tubing operation were as follows for the quarter ended March 31, 2002:

Net sales                                                                  $ 1,778
Loss before income taxes                                                      (406)
Income tax benefit                                                             156
                                                                           -------
Net loss from discontinued operations                                      $  (250)
                                                                           =======
Basic and diluted net loss per share from discontinued operations          $  (.03)
                                                                           =======


(6) SHARES OUTSTANDING AND EARNINGS PER SHARE:

Earnings per share have been calculated based on the weighted average number of shares outstanding. Basic and diluted weighted average shares outstanding were
9.6 million for both periods presented. Stock options to purchase 982,833 shares at March 31, 2003 and 885,833 at



                                    8 of 26

March 31, 2002, were not dilutive and therefore were not included in the computation of diluted loss per share amounts.


(7) STOCK OPTIONS:

Options to purchase 982,833 shares are currently outstanding, of which 492,666 are exercisable at prices ranging from $1.97 to $15.50 per share.

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

If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date under SFAS No. 123, net income and earnings per share would have been reduced by the amounts shown below:

                                                  FOR THE THREE MONTHS
                                                    ENDED MARCH 31,
                                               -------------------------
                                                 2003              2002
                                               -------           -------
Net loss, as reported                          $  (479)          $(1,915)
Pro forma expense, net of tax                      (59)              (33)
                                               -------           -------
Pro forma net loss                             $  (538)          $(1,948)
                                               =======           =======

Basic and diluted net loss per share:
   As reported                                 $ (0.05)          $ (0.20)
                                               =======           =======
   Pro forma                                   $ (0.06)          $ (0.20)
                                               =======           =======


                                    9 of 26

(8) SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid during the first three months of 2003 and 2002 totaled $607 and $1,138, respectively.

On March 9, 2002 the "Job Creation and Worker Assistance Act" (H.R. 3090) was signed into law. A significant portion of this law is a temporary extension of the net operating loss carryback period from two to five years for net operating losses arising in taxable years ending in 2001 and 2002. As a result of this change in tax law, the Company received income tax refunds of $3,684 in July 2002 and $1,157 in March 2003 after filing its federal income tax returns for the fiscal years ended December 31, 2001 and 2002, respectively, and the related carryback claims. Income tax refunds in the first three months of 2003 totaled $1,182, compared to $42 of income tax payments made in the first three months of 2002.



                                    10 of 26

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


                                    11 of 26

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

Income Taxes

The Company records operating loss and tax credit carryforwards and the estimated effect of temporary differences between the tax basis of assets and liabilities and the reported amounts in its consolidated balance sheets. The Company follows detailed guidelines in each tax jurisdiction when reviewing tax assets recorded on the balance sheet and provides for valuation allowances as required. Deferred tax assets are reviewed for recoverability based on historical taxable income, the expected reversals of existing temporary differences, tax planning strategies and, most importantly, on projections of future taxable income. The projections of future taxable income require assumptions regarding volume, selling prices, gross profits, expense levels and industry cyclicality. If the Company is unable to generate sufficient future taxable income in certain tax jurisdictions, the Company will be required to record a valuation allowance against its deferred tax assets.


OVERVIEW

The Company's results of operations are affected by numerous external factors, such as general business, economic and political conditions, competition, steel pricing and availability, energy prices, customer demand for steel, and layoffs or work stoppages by suppliers' or customers' personnel.

Olympic sells a broad range of products, many of which have different gross profits. Products that have more value-added processing generally have a greater gross profit. Accordingly, the Company's overall gross profit is affected by product mix and the amount of processing performed, as well as volatility in selling prices and material purchase costs. The Company performs toll processing of customer-owned steel, the majority of which is performed by its


                                    12 of 26

Detroit and Georgia operations. As of January 1, 2003, the Company reclassified internal processing costs for toll processing sales from cost of materials sold to operating expenses. Prior year results have been reclassified to conform to the current year presentation.

The Company's two joint ventures include: Olympic Laser Processing, LLC (OLP), a company that processes laser welded sheet steel blanks for the automotive industry, and G.S.P., LLC (GSP), a certified Minority Business Enterprise company supporting the flat-rolled steel requirements of the automotive industry. The Company's 50% interest in OLP and 49% interest in GSP are accounted for under the equity method. The Company guarantees portions of outstanding debt under both of the joint venture companies' bank credit facilities. As of March 31, 2003, Olympic guaranteed 50% of OLP's $16.3 million and 49% of GSP's $1.4 million of outstanding debt on a several basis.

Financing costs include interest expense on debt and deferred financing fees amortized to expense over the terms of the Company's bank-financing agreements (the Financing Costs).

The Company sells certain products internationally, primarily in Puerto Rico and Mexico. All international sales and payments are made in United States dollars. These sales historically involve the Company's direct representation of steel producers. Domestic steel producers generally supply domestic customers before meeting foreign demand, particularly during periods of supply constraints.

In 2002, the Company closed its unprofitable tube processing operation (Tubing) in Cleveland, Ohio. In accordance with Statement of Financial Accounting Standards No. 144 (SFAS No. 144), "Accounting for the Impairment or Disposal of Long-Lived Assets," Tubing has been accounted for as a discontinued operation. As a result, Tubing's after-tax operating loss of $250 thousand for the first three months of 2002 is shown separate from the Company's results from continuing operations. In December 2002, the Company sold the equipment located at the Tubing operation for $1.3 million (its approximate appraised and net book value) and used the proceeds from the sale to reduce debt. The Tubing real estate is recorded as "Assets Held for Sale" on the accompanying consolidated balance sheets for $837 thousand. The Company anticipates selling the Tubing real estate during 2003 and will use the proceeds to reduce debt.

In April 2003, the Company's collective bargaining agreement covering its Minneapolis plate processing facility was renewed to March 31, 2006. The Company's collective bargaining agreement covering its Detroit hourly plant maintenance personnel (6 employees) expired on July 31, 2002. Employees covered under this agreement continue to operate as a new agreement is negotiated. While the Company expects to be able to negotiate a new agreement, there can be no assurance that such a resolution will occur. The Company has never experienced a work




                                    13 of 26
stoppage and believes that its relationship with its employees is good. However, any prolonged disruption in business arising from work stoppages by Company personnel represented by collective bargaining units could have a material adverse effect on the Company's results of operations.


RESULTS OF OPERATIONS

Tons sold decreased 13.0% to 269 thousand in the first quarter of 2003 from 309 thousand in the first quarter of 2002. Tons sold in the first quarter of 2003 included 230 thousand from direct sales and 39 thousand from toll processing, compared with 269 thousand direct tons and 40 thousand toll tons in the comparable period of last year. The decrease in tons sold was attributable to depressed customer demand across substantially all markets served by the Company. The Company does not expect shipment levels to improve in the second quarter of 2003, as demand for flat-rolled steel remains weak.

Net sales increased 4.2% to $114.9 million in the first quarter of 2003 from $110.2 million in the first quarter of 2002. First quarter average selling prices increased 19.8% from last year's first quarter but declined 1.2% from the fourth quarter 2002.

As a percentage of net sales, gross profit decreased to 20.8% in the first quarter of 2003 from 25.5% in the first quarter of 2002. The gross profit decrease was primarily attributable to selling higher-priced steel purchased during tight supply conditions experienced during the first nine months of 2002 coupled with soft demand. Material purchase costs for hot rolled steel (the majority of Olympic's revenues) have declined approximately 25% from October 2002 to March 2003 as demand for steel weakened. This downward pricing trend has continued into the second quarter of 2003. As a result, the Company expects its second quarter 2003 gross profit percentages to remain consistent with first quarter 2003 performance.

Operating expenses in the first quarter of 2003 decreased 9.1% to $23.5 million from $25.9 million in last year's first quarter. The operating expense decreases are the result of personnel reductions and additional cost cutting measures, as well as decreased sales volumes. As a percentage of net sales, operating expenses decreased to 20.5% for the first quarter of 2003 from 23.5% in the comparable 2002 period.

Loss from joint ventures totaled $29 thousand in the first quarter of 2003, compared to income of $192 thousand in the first quarter of 2002.


                                    14 of 26

Financing Costs in the first quarter of 2003 decreased to $1.1 million from $1.7 million in the first quarter of 2002. The Company's effective borrowing rate inclusive of deferred financing fees for the first three months of 2003 was 5.0% compared to 10.0% in 2002. Effective borrowing rates decreased as a result of the Company's new credit facility completed in December 2002.

For the first quarter of 2003, the Company reported a loss from continuing operations before income taxes of $798 thousand. In the 2002 first quarter, income from continuing operations before income taxes and cumulative effect of a change in accounting principle totaled $735 thousand. An income tax benefit of 40.0% was recorded in the first quarter of 2003 compared to an income tax provision of 38.5% in the first quarter of 2002.

Loss from the discontinued Tubing operation, net of a 38.5% income tax benefit, totaled $250 thousand or $.03 per share in the first quarter of 2002.

Included in the Company's first quarter 2002 net loss is an after-tax cumulative effect of a change in accounting principle charge of $2.1 million, or $.22 per share, from the Company's adoption of Financial Accounting Standards Board Statement No. 142 (SFAS No. 142), "Goodwill and Other Intangible Assets."

Net loss for the first quarter of 2003 totaled $479 thousand, or $.05 per share, compared to a net loss of $1.9 million, or $.20 per share, in the first quarter of 2002.

Weighted average shares outstanding totaled 9.6 million for both periods presented.


LIQUIDITY AND CAPITAL RESOURCES

The Company's principal capital requirements are to fund its working capital needs, the purchase and upgrading of processing equipment and facilities, and its investments in joint ventures. The Company uses cash generated from operations, leasing transactions, and its credit facility to fund these requirements.

Working capital at March 31, 2003 increased $6.6 million from the end of the prior year. The increase was primarily attributable to a $10.3 million increase in accounts receivables and a $5.0 million decrease in accounts payable. Offsetting these increases was a $9.4 million reduction of inventory from December 31, 2002. The increase in accounts receivable at March 31, 2003 was the result of seasonal increased tonnage sales in the first quarter of 2003 as compared to the fourth quarter of 2002.


                                    15 of 26

Net cash used for operating activities totaled $1.1 million for the three months ended March 31, 2003. Cash generated from earnings before non-cash items totaled $1.9 million, while cash used for working capital purposes totaled $3.0 million.

During the first three months of 2003, net cash generated from investing activities totaled $1.2 million. Proceeds from the disposition of the Company's discontinued Tubing operation equipment totaled $1.3 million. Capital spending totaled $95 thousand in the first quarter of 2003.

Net cash provided by financing activities totaled $2.3 million and primarily consisted of borrowings on the Company's credit facility to fund working capital requirements offset by scheduled principal repayments under the Company's debt agreements.

On March 9, 2002 the "Job Creation and Worker Assistance Act" (H.R. 3090) was signed into law. A significant portion of this law is a temporary extension of the net operating loss carryback period from two to five years for net operating losses arising in taxable years ending in 2001 and 2002. As a result of this change in tax law, the Company received income tax refunds of $3.7 million in July 2002 and $1.2 million in March 2003 after filing its federal income tax returns for the fiscal years ended December 31, 2001 and 2002, respectively, and the related carryback claims.

In December 2002, the Company entered into a new 3-year, $132 million secured bank-financing agreement (the Credit Facility) which significantly reduced the Company's financing costs. The Credit Facility is comprised of a revolver and two term loan components. The Credit Facility is collateralized by the Company's accounts receivable, inventories, and substantially all property and equipment. Revolver borrowings are limited to the lesser of a borrowing base, comprised of eligible receivables and inventories, or $90 million in the aggregate. The Company has the option to borrow based on the agent bank's base rate or Eurodollar Rates (EURO) plus a premium. The Company incurred $2.2 million of closing fees and expenses in connection with the new Credit Facility, which have been capitalized and included in "Deferred Financing Fees, Net" on the accompanying consolidated balance sheets. These costs are being amortized to interest and other expense on debt over the 3-year term of the agreement.

The Company's effective borrowing rate inclusive of deferred financing fees for the first three months of 2003 was 5.0% compared to 10.0% in 2002. Monthly principal repayments of $367 thousand commenced February 1, 2003 for the term loan components of the Credit Facility.

The Credit Facility requires the Company to comply with various covenants, the most significant of which include: (i) minimum availability of $10 million, tested monthly, (ii) a minimum fixed


                                    16 of 26
charge coverage ratio of 1.25, and a maximum leverage ratio of 1.75, which are tested quarterly commencing March 31, 2003, (iii) restrictions on additional indebtedness, and (iv) limitations on capital expenditures. At March 31, 2003, the Company had $22.3 million of availability under its Credit Facility and was in compliance with its various covenants.

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


                                    17 of 26

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

Raw material prices for the Company's products have significantly decreased over the last 6 months. When raw material prices decline, customer demands for lower prices result in lower selling prices and, as the Company uses existing steel inventory, lower gross profit dollars. Declining steel prices therefore adversely affected the Company's results of operations in the first quarter of 2003. The Company expects the current environment of weak steel pricing and depressed customer demand to continue to negatively impact its results of operations.


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



                                    18 of 26

PART II.  OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           Exhibit 99.1 - Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

           Exhibit 99.2 - Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



                                    19 of 26

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                    OLYMPIC STEEL, INC.
                                    (Registrant)


Date:    May 13, 2003               By: /s/ Michael D. Siegal
                                        -------------------------------------
                                    MICHAEL D. SIEGAL
                                    Chairman of the Board and Chief Executive
                                    Officer


                                    By: /s/ Richard T. Marabito
                                        -------------------------------------
                                    RICHARD T. MARABITO
                                    Chief Financial Officer
                                    (Principal Accounting Officer)


                                    20 of 26

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



                                    21 of 26

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

By: /s/ Michael D. Siegal
    ---------------------
Michael D. Siegal
Olympic Steel, Inc.
Chairman & Chief Executive Officer

May 13, 2003



                                    22 of 26

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

                                    23 of 26

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

By: /s/ Richard T. Marabito
    -----------------------
Richard T. Marabito
Olympic Steel, Inc.
Chief Financial Officer

May 13, 2003




                                    24 of 26