Form 10-Q
period 2003-06-30
OLYMPIC STEEL INC
filed 2003-08-14
CIK 917470

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

( X )    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003
                                                 -------------

(   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-23320

                               OLYMPIC STEEL, INC.
             (Exact name of registrant as specified in its charter)

           Ohio                                                34-1245650
----------------------------                           -------------------------
(State or other jurisdiction                                (I.R.S. Employer
    incorporation or organization)                     of Identification Number)

   5096 Richmond Road, Bedford Heights, Ohio                         44146
   -----------------------------------------                   ----------------
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ( ) No (X)

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

                    Class                   Outstanding as of August 13, 2003
        -------------------------------     ---------------------------------
        Common stock, without par value                 9,646,060


================================================================================

                                    1 of 27

                               OLYMPIC STEEL, INC.
                               Index to Form 10-Q

                                                                                PAGE NO.
                                                                                --------
Part I.       FINANCIAL INFORMATION

    Item 1.   FINANCIAL STATEMENTS

              Consolidated Balance Sheets - June 30, 2003 and
                December 31, 2002                                                    3

              Consolidated Statements of Operations - for the three and six
                months ended June 30, 2003 and 2002                                  4

              Consolidated Statements of Cash Flows - for the six months
                ended June 30, 2003 and 2002                                         5

              Notes to Consolidated Financial Statements                          6-10

    Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS                                11-18

    Item 3.   QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK             19

    Item 4.   CONTROLS AND PROCEDURES                                               19

Part II.      OTHER INFORMATION

    Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                   20

    Item 6.   EXHIBITS AND REPORTS ON FORM 8-K                                      20

SIGNATURES                                                                          21

CERTIFICATIONS                                                                   22-27



                                    2 of 27

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                               OLYMPIC STEEL, INC.
                           CONSOLIDATED BALANCE SHEETS

                                 (in thousands)

                                                       June 30,           December 31,
                                                         2003                 2002
                                                       ---------          ------------
                                                      (unaudited)
                            Assets
Cash                                                   $   2,653           $   1,736
Accounts receivable, net                                  59,260              48,877
Inventories                                               86,599             101,837
Prepaid expenses and other                                 4,657               9,399
Assets held for sale                                         837                 837
                                                       ---------           ---------

   Total current assets                                  154,006             162,686
                                                       ---------           ---------

Property and equipment, at cost                          151,700             151,563
Accumulated depreciation                                 (58,353)            (54,240)
                                                       ---------           ---------

   Net property and equipment                             93,347              97,323
                                                       ---------           ---------

Investments in joint ventures                                627                 637
Deferred financing fees, net                               1,846               2,265
                                                       ---------           ---------

   Total assets                                        $ 249,826           $ 262,911
                                                       =========           =========

                          Liabilities

Current portion of long-term debt                      $   4,499           $   6,973
Accounts payable                                          21,666              28,665
Accrued payroll                                            2,622               2,498
Other accrued liabilities                                  4,693               5,826
                                                       ---------           ---------

   Total current liabilities                              33,480              43,962
                                                       ---------           ---------

Credit facility revolver                                  57,877              57,560
Term loans                                                36,210              38,056
Industrial revenue bonds                                   3,981               4,204
                                                       ---------           ---------

   Total long-term debt                                   98,068              99,820
                                                       ---------           ---------

Deferred income taxes                                      3,813               3,634
                                                       ---------           ---------

   Total liabilities                                     135,361             147,416
                                                       ---------           ---------

                     Shareholders' Equity

Preferred stock                                             --                  --
Common stock                                              99,774              99,766
Officer note receivable                                     (731)               (726)
Retained earnings                                         15,422              16,455
                                                       ---------           ---------

   Total shareholders' equity                            114,465             115,495
                                                       ---------           ---------

   Total liabilities and shareholders' equity          $ 249,826           $ 262,911
                                                       =========           =========



      The accompanying notes are an integral part of these balance sheets.


                                    3 of 27

                               OLYMPIC STEEL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                (in thousands, except per share and tonnage data)

                                                                             Three Months Ended           Six Months Ended
                                                                                  June 30,                    June 30,
                                                                           -----------------------     -----------------------
                                                                             2003          2002          2003          2002
                                                                           ---------     ---------     ---------     ---------
                                                                                                (unaudited)
Tons sold

   Direct                                                                    233,912       273,734       463,413       542,459
   Toll                                                                       44,802        41,305        84,236        81,672
                                                                           ---------     ---------     ---------     ---------

                                                                             278,714       315,039       547,649       624,131
                                                                           ---------     ---------     ---------     ---------

Net sales                                                                  $ 113,401     $ 121,713     $ 228,281     $ 231,952

Cost of materials sold                                                        89,430        90,159       180,417       172,253
                                                                           ---------     ---------     ---------     ---------

   Gross profit                                                               23,971        31,554        47,864        59,699

Operating expenses
   Warehouse and processing                                                    8,147         9,767        16,135        18,696
   Administrative and general                                                  5,752         6,160        11,560        12,348
   Distribution                                                                3,990         4,744         7,754         9,032
   Selling                                                                     2,834         3,476         5,588         6,769
   Occupancy                                                                     979         1,044         2,092         2,083
   Depreciation                                                                2,123         2,146         4,210         4,284
                                                                           ---------     ---------     ---------     ---------

      Total operating expenses                                                23,825        27,337        47,339        53,212
                                                                           ---------     ---------     ---------     ---------

   Operating income                                                              146         4,217           525         6,487

Income (loss) from joint ventures                                                 19           501           (10)          693
                                                                           ---------     ---------     ---------     ---------

   Income before financing costs and income taxes                                165         4,718           515         7,180

Interest and other expense on debt                                               981         1,834         2,129         3,561
                                                                           ---------     ---------     ---------     ---------

   Income (loss) from continuing operations before income taxes and
      cumulative effect of a change in accounting principle                     (816)        2,884        (1,614)        3,619

Income tax benefit (provision)                                                   262        (1,111)          581        (1,394)
                                                                           ---------     ---------     ---------     ---------

   Income (loss) from continuing operations before cumulative effect of
      a change in accounting principle                                          (554)        1,773        (1,033)        2,225

Discontinued operations:
   Loss from discontinued tube operation, net of income tax benefit             --            (792)         --          (1,042)

   Loss on disposition of discontinued tube operation, net of income
      tax benefit                                                               --          (1,599)         --          (1,599)
                                                                           ---------     ---------     ---------     ---------

Loss before cumulative effect of a change in accounting principle               (554)         (618)       (1,033)         (416)

   Cumulative effect of a change in accounting principle, net of income
      tax benefit                                                               --            --            --          (2,117)
                                                                           ---------     ---------     ---------     ---------

Net loss                                                                   $    (554)    $    (618)    $  (1,033)    $  (2,533)
                                                                           =========     =========     =========     =========

Basic and diluted net income (loss) per share:

   Income (loss) from continuing operations                                $   (0.06)    $    0.19     $   (0.11)    $    0.24

   Loss from discontinued operations                                            --           (0.25)         --           (0.28)

   Cumulative effect of a change in accounting principle                        --            --            --           (0.22)
                                                                           ---------     ---------     ---------     ---------

Net loss per share                                                         $   (0.06)    $   (0.06)    $   (0.11)    $   (0.26)
                                                                           =========     =========     =========     =========

Weighted average shares outstanding                                            9,645         9,635         9,644         9,633



        The accompanying notes are an integral part of these statements.




                                    4 of 27

                               OLYMPIC STEEL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED JUNE 30,

                                 (in thousands)

                                                                           2003               2002
                                                                         --------           --------
                                                                                (unaudited)
Cash flows from operating activities:
   Net loss                                                              $ (1,033)          $ (2,533)
   Adjustments to reconcile net loss to net cash from
      operating activities-
         Depreciation and amortization                                      4,584              5,198
         Loss (income) from joint ventures                                     10               (693)
         Loss (gain) on disposition of property and equipment                  (3)               218
         Loss on disposition of discontinued tube operation,
            net of tax                                                       --                1,599
         Cumulative effect of a change in accounting principle,
            net of tax                                                       --                2,117
         Long-term deferred income taxes                                      179              5,114
                                                                         --------           --------

                                                                            3,737             11,020

Changes in working capital:
   Accounts receivable                                                    (11,663)           (21,229)
   Inventories                                                             15,238             (3,675)
   Prepaid expenses and other                                               4,742             (5,492)
   Accounts payable                                                        (6,999)             1,947
   Accrued payroll and other accrued liabilities                           (1,008)             2,499
                                                                         --------           --------

                                                                              310            (25,950)
                                                                         --------           --------

      Net cash from (used for) operating activities                         4,047            (14,930)
                                                                         --------           --------

Cash flows from investing activities:
   Capital expenditures                                                      (237)            (1,477)
   Proceeds from disposition of property and equipment                      1,280              1,313
                                                                         --------           --------

      Net cash from (used for) investing activities                         1,043               (164)
                                                                         --------           --------

Cash flows from financing activities:
   Credit facility revolver borrowings, net                                   317             15,966
   Credit facility closing fees and expenses                                   45               --
   Principal payments on long-term debt                                    (4,543)              (835)
   Proceeds from exercise of stock options and employee
         stock purchases                                                        8                 21
                                                                         --------           --------

      Net cash from (used for) financing activities                        (4,173)            15,152
                                                                         --------           --------

Cash:
   Net increase                                                               917                 58
   Beginning balance                                                        1,736              1,054
                                                                         --------           --------

   Ending balance                                                        $  2,653           $ 1,1123
                                                                         ========           ========


        The accompanying notes are an integral part of these statements.


                                    5 of 27

                               OLYMPIC STEEL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
           (dollars in thousands, except share and per share amounts)

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


(2) INVESTMENTS IN JOINT VENTURES:

The Company's two joint ventures include: Olympic Laser Processing, LLC (OLP), a company that processes laser welded sheet steel blanks for the automotive industry; and G.S.P., LLC (GSP), a certified Minority Business Enterprise company supporting the flat-rolled steel requirements of the automotive industry. As of June 30, 2003, Olympic guaranteed 50% of OLP's $16,455 and 49% of GSP's $1,352 of outstanding debt on a several basis.

The following table sets forth selected data for the Company's OLP joint venture:

                                     FOR THE SIX MONTHS ENDED JUNE 30,
                                    ----------------------------------
RESULTS OF OPERATIONS:                2003                      2002
----------------------              -------                    -------
Net sales                           $15,506                    $13,194
Gross profit                          6,090                      5,576
Operating income                        525                      1,748
Net income                          $   196                    $ 1,400



                                    6 of 27

The following table sets forth selected data for the Company's GSP joint venture:

                                     FOR THE SIX MONTHS ENDED JUNE 30,
                                    ----------------------------------
RESULTS OF OPERATIONS:                2003                      2002
----------------------              -------                    -------
Net sales                            $ 2,331                    $ 3,286
Gross profit                             275                        512
Operating income (loss)                 (199)                        29
Net loss                             $  (221)                   $   (14)


(3) GOODWILL:

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 (SFAS No. 142), "Goodwill and Other Intangible Assets," which required that the Company cease amortization of goodwill and conduct periodic impairment tests of goodwill. The Company estimated the fair value of its reporting units using a present value method that discounted future cash flows. The cash flow estimates incorporated assumptions on future cash flow growth, terminal values and discount rates. Any such valuation is sensitive to these assumptions. Because the fair value of each reporting unit was below its carrying value (including goodwill), application of SFAS No. 142 required the Company to complete the second step of the goodwill impairment test and compare the implied fair value of each reporting unit's goodwill with the carrying value of that goodwill. As a result of this assessment, in 2002 the Company recorded a non-cash, before tax impairment charge of $3,415 ($2,117 after-tax) to write-off the entire goodwill amount as a cumulative effect of a change in accounting principle.


(4) DEBT:

In December 2002, the Company entered into a new 3-year, $132,000 secured bank-financing agreement (the Credit Facility) comprised of a revolver and two term loan components. The Credit Facility is collateralized by the Company's accounts receivable, inventories, and substantially all property and equipment. Revolver borrowings are limited to the lesser of a borrowing base, comprised of eligible receivables and inventories, or $90,000 in the aggregate. The Company has the option to borrow based on the agent bank's base rate or Eurodollar Rates
(EURO) plus a premium. The Company incurred $2,181 of closing fees and expenses in connection with the new Credit Facility, which have been capitalized and included in "Deferred Financing Fees, Net" on the accompanying consolidated balance sheets. These costs are being amortized to interest and other expense on debt over the 3-year term of the agreement.


                                    7 of 27

The Company's effective borrowing rate inclusive of deferred financing fees for the first six months of 2003 was 4.6% compared to 9.7% in 2002. Monthly principal repayments of $367 commenced February 1, 2003 for the term loan components of the Credit Facility.

The Credit Facility requires the Company to comply with various covenants, the most significant of which include: (i) minimum availability of $10,000, tested monthly, (ii) a minimum fixed charge coverage ratio of 1.25, and a maximum leverage ratio of 1.75, which are tested quarterly commencing March 31, 2003,
(iii) restrictions on additional indebtedness, and (iv) limitations on capital expenditures. At June 30, 2003, the Company had $22,865 of availability under its Credit Facility and was in compliance with its various covenants.
Included in the Credit Facility revolver balances on the accompanying consolidated balance sheets are $6,982 and $2,065 of checks issued that have not cleared the bank as of June 30, 2003, and December 31, 2002, respectively.


(5) DISCONTINUED OPERATIONS:

In 2002, the Company closed its unprofitable tube processing operation (Tubing) in Cleveland, Ohio. In accordance with Statement of Financial Accounting Standards No. 144 (SFAS No. 144), "Accounting for the Impairment or Disposal of Long-Lived Assets," Tubing has been accounted for as a discontinued operation. As a result, Tubing's after-tax operating losses of $1,042 for the first six months of 2002 are shown separate from the Company's results from continuing operations. In addition, a $1,599 after-tax charge for the costs of the Tubing closure was recorded in the second quarter of 2002. This non-cash charge primarily related to the write down of Tubing's property and equipment to estimated fair value less costs to sell in accordance with SFAS No. 144. In December 2002, the Company sold the equipment located at the Tubing operation for $1,275 (its approximate appraised and net book value) and used the proceeds from the sale to reduce debt. The Tubing real estate is recorded as "Assets Held for Sale" on the accompanying consolidated balance sheets for $837.

During the first six months of 2003, the Company made net payments of $79 for post-closure tenancy costs related to the Tubing facility. The accompanying June 30, 2003 and December 31, 2002 consolidated balance sheets include $235 and $314, respectively, in "Other Accrued Liabilities" for remaining Tubing liabilities, which the Company expects to be paid in 2003.



                                    8 of 27

Operating results of the discontinued Tubing operation were as follows for the six months ended June 30, 2002:

Net sales                                                                       $ 3,766
Loss before income taxes                                                         (1,695)
Loss from operations of discontinued tube operation, net of income tax
   benefit of $653                                                               (1,042)
Loss on disposition of discontinued tube operation, net of income tax
   benefit of $1,001                                                             (1,599)
                                                                                -------
Loss from discontinued operations                                               $(2,641)
                                                                                =======
Basic and diluted net loss per share from discontinued operations               $  (.28)
                                                                                =======


(6) SHARES OUTSTANDING AND EARNINGS PER SHARE:

Earnings per share have been calculated based on the weighted average number of shares outstanding. Basic and diluted weighted average shares outstanding were
9.6 million for all periods presented. Stock options to purchase 1,118,833 shares at June 30, 2003 and 1,023,833 at June 30, 2002 were included in the computation of diluted loss per share amounts.


(7) STOCK OPTIONS:

At June 30, 2003, stock options to purchase 1,118,833 shares were outstanding, of which 630,000 were exercisable at prices ranging from $1.97 to $15.50 per share.

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

If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date under SFAS No. 123, net income and earnings per share would have been reduced by the amounts shown below:


                                    9 of 27

                                                          FOR THE SIX MONTHS ENDED JUNE 30,
                                                         -----------------------------------
                                                          2003                        2002
                                                         -------                     -------
Net loss, as reported                                    $(1,033)                    $(2,533)
Pro forma expense, net of tax                               (238)                        (67)
                                                                                     -------
                                                                                     -------
Pro forma net loss                                       $(1,271)                    $(2,600)
                                                         =======                     =======

Basic and diluted net loss per share:
   As reported                                           $ (0.11)                    $ (0.26)
                                                         =======                     =======
   Pro forma                                             $ (0.13)                    $ (0.27)
                                                         =======                     =======


(8) SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid during the first six months of 2003 and 2002 totaled $1,517 and $2,110, respectively.

On March 9, 2002 the "Job Creation and Worker Assistance Act" (H.R. 3090) was signed into law. A significant portion of this law is a temporary extension of the net operating loss carryback period from two to five years for net operating losses arising in taxable years ending in 2001 and 2002. As a result of this change in tax law, the Company received income tax refunds of $3,684 in July 2002 and $1,157 in March 2003 after filing its federal income tax returns for the fiscal years ended December 31, 2001 and 2002, respectively, and the related carryback claims. Income tax refunds in the first six months of 2003 totaled $1,182, compared to $93 of income tax payments made in the first six months of 2002.


                                    10 of 27

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

Inventory Valuation

The Company's inventories are stated at the lower of cost or market using the specific identification method and include the costs of the purchased steel, internal and external processing, and inbound freight. The Company regularly reviews its inventory on hand and records provisions for obsolete and slow-moving inventory based on historical and current sales trends. Changes in product demand and the Company's customer base may affect the value of inventory on hand, which may require higher provisions for obsolete or slow-moving inventory.



                                    11 of 27

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Events or changes in circumstances which could trigger an impairment review include significant underperformance relative to the historical or projected future operating results, significant changes in the manner of the use of the assets or the strategy for the overall business, or significant negative industry or economic trends. The Company records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed.

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

Olympic sells a broad range of products, many of which have different gross profits. Products that have more value-added processing generally have a greater gross profit. Accordingly, the Company's overall gross profit is affected by product mix and the amount of processing performed, as well as volatility in selling prices and material purchase costs. The Company performs toll processing of customer-owned steel, the majority of which is performed by its Detroit and Georgia operations. As of January 1, 2003, the Company reclassified internal



                                    12 of 27
processing costs for toll processing sales from cost of materials sold to operating expenses. Prior year results have been reclassified to conform to the current year presentation.

The Company's two joint ventures include: Olympic Laser Processing, LLC (OLP), a company that processes laser welded sheet steel blanks for the automotive industry, and G.S.P., LLC (GSP), a certified Minority Business Enterprise company supporting the flat-rolled steel requirements of the automotive industry. The Company's 50% interest in OLP and 49% interest in GSP are accounted for under the equity method. The Company guarantees portions of outstanding debt under both of the joint venture companies' bank credit facilities. As of June 30, 2003, Olympic guaranteed 50% of OLP's $16.5 million and 49% of GSP's $1.4 million of outstanding debt on a several basis.

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

In 2002, the Company closed its unprofitable tube processing operation (Tubing) in Cleveland, Ohio. In accordance with Statement of Financial Accounting Standards No. 144 (SFAS No. 144), "Accounting for the Impairment or Disposal of Long-Lived Assets," Tubing has been accounted for as a discontinued operation. As a result, Tubing's after-tax operating losses of $1.0 million for the first six months of 2002 are shown separate from the Company's results from continuing operations. In addition, a $1.6 million after-tax charge for the costs of the Tubing closure was recorded in the second quarter of 2002. This non-cash charge primarily related to the write down of Tubing's property and equipment to estimated fair value less costs to sell in accordance with SFAS No. 144. In December 2002, the Company sold the equipment located at the Tubing operation for $1.3 million (its approximate appraised and net book value) and used the proceeds from the sale to reduce debt. The Tubing real estate is recorded as "Assets Held for Sale" on the accompanying consolidated balance sheets for $837 thousand.


                                    13 of 27

In April 2003, the Company's collective bargaining agreement covering its Minneapolis plate processing facility was renewed to March 31, 2006. In June 2003, the Company's collective bargaining agreement covering its Detroit hourly plant maintenance personnel was renewed to June 30, 2007. The Company has never experienced a work stoppage and believes that its relationship with its employees is good. However, any prolonged disruption in business arising from work stoppages by Company personnel represented by collective bargaining units could have a material adverse effect on the Company's results of operations.


RESULTS OF OPERATIONS

Tons sold decreased 11.5% to 279 thousand in the second quarter of 2003 from 315 thousand in the second quarter of 2002. Tons sold in the second quarter of 2003 included 234 thousand from direct sales and 45 thousand from toll processing, compared with 274 thousand direct tons and 41 thousand toll tons in the comparable period of last year. Tons sold in the first half of 2003 decreased 12.3% to 548 thousand from 624 thousand last year. Tons sold in the first half included 464 thousand from direct sales and 84 thousand from toll processing, compared with 542 thousand direct tons and 82 thousand toll tons in the comparable period of last year. The decrease in tons sold was attributable to depressed customer demand across substantially all markets served by the Company. The Company does not expect shipment levels to improve in the second half of 2003, as demand for flat-rolled steel remains weak.

Net sales decreased 6.8% to $113.4 million in the second quarter of 2003 from $121.7 million in the second quarter of 2002. Average selling prices for the second quarter of 2003 increased 5.3% from last year's second quarter but declined 4.8% from the first quarter of 2003. For the first half of 2003, net sales decreased 1.6% to $228.3 million from $232.0 million despite an average selling price increase of 12.2%.

As a percentage of net sales, gross profit decreased to 21.1% in the second quarter of 2003 from 25.9% in the second quarter of 2002. For the first half of 2003, gross profit decreased to 21.0% from 25.7% in last year's first half. The gross profit decreases are primarily the result of competitive pressures attributable to weak demand for steel coupled with selling higher-priced steel purchased during tight supply conditions experienced in 2002. The Company does not expect market conditions to improve in the second half of 2003, which is further impacted by seasonal slowdowns and customer plant shutdowns in July and December. As a result, the Company expects its second half gross profit percentages to remain consistent with first half 2003 performance.


                                    14 of 27

Operating expenses in the second quarter of 2003 decreased 12.8% to $23.8 million from $27.3 million in last year's second quarter. For the first half of 2003, operating expenses decreased 11.0% to $47.3 million from $53.2 million in last year's first half. The operating expense decreases are the result of personnel reductions and additional cost cutting measures, as well as decreased sales volumes. As a percentage of net sales, operating expenses decreased to 21.0% for the second quarter of 2003 from 22.5% in the comparable 2002 period. For the first half of 2003, operating expenses decreased to 20.7% of net sales from 22.9% in last year's first half.

Income from joint ventures totaled $19 thousand in the second quarter of 2003, compared with $501 thousand in the second quarter of 2002. For the first half of 2003, losses from joint ventures totaled $10 thousand compared with income of $693 thousand in 2002.

Financing Costs in the second quarter of 2003 decreased to $1.0 million from $1.8 million in the second quarter of 2002. For the first six months of 2003, Financing Costs decreased to $2.1 million from $3.6 million in 2002. The Company's effective borrowing rate inclusive of deferred financing fees for the first six months of 2003 was 4.6% compared to 9.7% in 2002. Effective borrowing rates decreased as a result of the Company's new credit facility completed in December 2002 as well as a decline in the federal funds rate.

For the second quarter of 2003, the Company reported a loss from continuing operations before income taxes of $816 thousand. In the 2002 second quarter, income from continuing operations before income taxes and cumulative effect of a change in accounting principle totaled $2.9 million. For the first half of 2003, loss from continuing operations before income taxes totaled $1.6 million. For the first half of 2002, income from continuing operations before income taxes and cumulative effect of a change in accounting principle totaled $3.6 million. An income tax provision of 38.5% was recorded in the first half of 2002.

Loss from the discontinued Tubing operation, net of a 38.5% income tax benefit, totaled $2.4 million or $.25 per share in the second quarter of 2002. For the first six months of 2002, loss from the discontinued Tubing operation, net of a 38.5% income tax benefit, totaled $2.6 million or $.28 per share.

Included in the Company's first half 2002 net loss is an after-tax cumulative effect of a change in accounting principle charge of $2.1 million, or $.22 per share, from the Company's adoption of Financial Accounting Standards Board Statement No. 142 (SFAS No. 142), "Goodwill and Other Intangible Assets."


                                    15 of 27

Net loss for the second quarter of 2003 totaled $554 thousand or $.06 per share, compared to a net loss of $618 thousand or $.06 per share for the second quarter of 2002. Net loss for the first half of 2003 totaled $1.0 million or $.11 per share, compared to a net loss of $2.5 million or $.26 per share in the first half of 2002.

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

Working capital at June 30, 2003 increased $1.8 million from the end of the prior year. The increase was primarily attributable to a $10.4 million increase in accounts receivables and a $7.0 million decrease in accounts payable, offset in part by a $15.2 million inventory reduction from December 31, 2002.

Net cash provided by operating activities totaled $4.0 million for the six months ended June 30, 2003. Cash generated from earnings before non-cash items totaled $3.7 million, while cash generated from working capital components totaled $310 thousand.

During the first six months of 2003, net cash generated from investing activities totaled $1.0 million. Proceeds from the disposition of the Company's discontinued Tubing operation equipment totaled $1.3 million. Capital spending totaled $237 thousand in the first six months of 2003.

Net cash used for financing activities totaled $4.2 million and primarily consisted of scheduled principal repayments under the Company's debt agreements offset by borrowings on the Company's credit facility to fund working capital requirements.

On March 9, 2002 the "Job Creation and Worker Assistance Act" (H.R. 3090) was signed into law. A significant portion of this law is a temporary extension of the net operating loss carryback period from two to five years for net operating losses arising in taxable years ending in 2001 and 2002. As a result of this change in tax law, the Company received income tax refunds of $3.7 million in July 2002 and $1.2 million in March 2003 after filing its federal income tax returns for


                                    16 of 27
the fiscal years ended December 31, 2001 and 2002, respectively, and the related carryback claims.

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

The Company's effective borrowing rate inclusive of deferred financing fees for the first six months of 2003 was 4.6% compared to 9.7% in 2002. Monthly principal repayments of $367 thousand commenced February 1, 2003 for the term loan components of the Credit Facility.

The Credit Facility requires the Company to comply with various covenants, the most significant of which include: (i) minimum availability of $10 million, tested monthly, (ii) a minimum fixed charge coverage ratio of 1.25, and a maximum leverage ratio of 1.75, which are tested quarterly commencing March 31, 2003, (iii) restrictions on additional indebtedness, and (iv) limitations on capital expenditures. At June 30, 2003, the Company had $22.9 million of availability under its Credit Facility and was in compliance with its various covenants.

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


FORWARD-LOOKING INFORMATION

This document contains various forward-looking statements and information that are based on management's beliefs as well as assumptions made by and information currently available to management. When used in this document, the words "anticipate," "expect," "believe," "estimated," "project," "plan" and similar expressions are intended to identify forward-looking



                                    17 of 27
statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks, uncertainties and assumptions including, but not limited to: general business, economic and political conditions; competitive factors such as the availability and pricing of steel and fluctuations in customer demand; layoffs or work stoppages by the Company's, suppliers', or customers' personnel; equipment malfunctions or installation delays; the adequacy of information technology and business system software investment; the successes of its joint ventures; the successes of the Company's strategic efforts and initiatives to increase sales volumes, improve cash flows and reduce debt, maintain or improve inventory turns and reduce its costs; and customer, supplier, and competitor consolidation or insolvency. Should one or more of these or other risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, expected, believed, estimated, projected or planned. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date hereof.



                                    18 of 27

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

Raw material prices for the Company's products have decreased over the last 6 months. When raw material prices decline, customer demands for lower prices result in lower selling prices and, as the Company uses existing steel inventory, lower gross profit dollars. Declining steel prices therefore adversely affected the Company's results of operations in the first six months of 2003. The Company expects the current environment of depressed customer demand to continue to negatively impact its results of operations.


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



                                    19 of 27

PART II.  OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a)  The Company's annual meeting of shareholders was held on May 8, 2003.

     (b) At the annual meeting, the Company's shareholders elected Michael D. Siegal, Thomas M. Forman, and James B. Meathe as Directors for a two-year term, which expires at the annual meeting of shareholders in 2005.

          The following tabulation represents voting for the Directors:

                                              For            Against
                                              ---            -------
                  Michael D. Siegal        7,985,464          80,165
                  Thomas M. Forman         7,989,592          76,037
                  James B. Meathe          7,991,592          74,037


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          Exhibit 31.1 - Certification of the Principal Executive Officer
                         pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          Exhibit 31.2 - Certification of the Principal Financial Officer
                         pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          Exhibit 32.1 - Certification of the Principal Executive Officer
                         pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          Exhibit 32.2 - Certification of the Principal Financial Officer
                         pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K

          Report on Form 8-K dated May 8, 2003 to report the results of operations for the three months ended March 31, 2003.

          Report on Form 8-K dated July 31, 2003 to report the results of operations for the three and six months ended June 30, 2003.




                                    20 of 27

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                           OLYMPIC STEEL, INC.
                                           (Registrant)


Date:    August 13, 2003                   By: /s/ Michael D. Siegal
                                               --------------------------------
                                               MICHAEL D. SIEGAL
                                               Chairman of the Board and Chief
                                               Executive Officer


                                           By: /s/ Richard T. Marabito
                                               --------------------------------
                                               RICHARD T. MARABITO
                                               Chief Financial Officer
                                               (Principal Accounting Officer)


                                    21 of 27