Form 10-Q
period 2003-09-30
OLYMPIC STEEL INC
filed 2003-11-14
CIK 917470

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

( X )    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003
                                               ------------------

(   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-23320

                               OLYMPIC STEEL, INC.
             (Exact name of registrant as specified in its charter)

                  Ohio                                    34-1245650
     ---------------------------------                 ------------------
     (State or other  jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                 Identification Number)

   5096 Richmond Road, Bedford Heights, Ohio                 44146
   -----------------------------------------            ----------------
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ( ) No (X)

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

               Class                    Outstanding as of November 13, 2003
   -------------------------------      -----------------------------------
   Common stock, without par value                     9,647,068



                                    1 0F 28

                               OLYMPIC STEEL, INC.
                               Index to Form 10-Q

                                                                                        PAGE NO.
                                                                                        --------
Part I.      FINANCIAL INFORMATION

   Item 1.   FINANCIAL STATEMENTS

             Consolidated Balance Sheets - September 30, 2003 and                           3
               December 31, 2002

             Consolidated Statements of Operations - for the three and nine                 4
               months ended September 30, 2003 and 2002

             Consolidated Statements of Cash Flows - for the nine months                    5
               ended September 30, 2003 and 2002

             Notes to Consolidated Financial Statements                                  6-11

   Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                          12-19
             CONDITION AND RESULTS OF OPERATIONS

   Item 3.   QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK                     20

   Item 4.   CONTROLS AND PROCEDURES                                                       20

Part II.     OTHER INFORMATION

   Item 6.   EXHIBITS AND REPORTS ON FORM 8-K                                              21

SIGNATURES                                                                                 22

CERTIFICATIONS                                                                          23-28


                                     2 of 28

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                               OLYMPIC STEEL, INC.
                           CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                                    SEPTEMBER 30,    DECEMBER 31,
                                                                       2003              2002
                                                                  ----------------  ----------------

                                                                    (UNAUDITED)
                            ASSETS
CASH                                                                      $ 2,555           $ 1,736
ACCOUNTS RECEIVABLE, NET                                                   65,925            48,877
INVENTORIES                                                                82,230           101,837
PREPAID EXPENSES AND OTHER                                                  1,812             9,399
ASSETS HELD FOR SALE                                                          637               837
                                                                  ----------------  ----------------

   TOTAL CURRENT ASSETS                                                   153,159           162,686
                                                                  ----------------  ----------------

PROPERTY AND EQUIPMENT, AT COST                                           151,947           151,563
ACCUMULATED DEPRECIATION                                                  (60,344)          (54,240)
                                                                  ----------------  ----------------

   NET PROPERTY AND EQUIPMENT                                              91,603            97,323
                                                                  ----------------  ----------------

INVESTMENTS IN JOINT VENTURES                                                 483               637
DEFERRED FINANCING FEES, NET                                                1,664             2,265
                                                                  ----------------  ----------------

   TOTAL ASSETS                                                         $ 246,909         $ 262,911
                                                                  ================  ================

                          LIABILITIES

CURRENT PORTION OF LONG-TERM DEBT                                         $ 4,504           $ 6,973
ACCOUNTS PAYABLE                                                           24,150            28,665
ACCRUED PAYROLL                                                             2,882             2,498
OTHER ACCRUED LIABILITIES                                                   3,951             5,826
                                                                  ----------------  ----------------

   TOTAL CURRENT LIABILITIES                                               35,487            43,962
                                                                  ----------------  ----------------

CREDIT FACILITY REVOLVER                                                   56,961            57,560
TERM LOANS                                                                 35,104            38,056
INDUSTRIAL REVENUE BONDS                                                    3,868             4,204
                                                                  ----------------  ----------------

   TOTAL LONG-TERM DEBT                                                    95,933            99,820
                                                                  ----------------  ----------------

DEFERRED INCOME TAXES                                                       1,143             3,634
                                                                  ----------------  ----------------

   TOTAL LIABILITIES                                                      132,563           147,416
                                                                  ----------------  ----------------

                     SHAREHOLDERS' EQUITY

PREFERRED STOCK                                                                 -                 -
COMMON STOCK                                                               99,779            99,766
OFFICER NOTE RECEIVABLE                                                      (740)             (726)
RETAINED EARNINGS                                                          15,307            16,455
                                                                  ----------------  ----------------

   TOTAL SHAREHOLDERS' EQUITY                                             114,346           115,495
                                                                  ----------------  ----------------

   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $ 246,909         $ 262,911
                                                                  ================  ================


      The accompanying notes are an integral part of these balance sheets.



                                    3 of 28

                               OLYMPIC STEEL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                (IN THOUSANDS, EXCEPT PER SHARE AND TONNAGE DATA)

                                                                       THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                           SEPTEMBER 30,                   SEPTEMBER 30,
                                                                  ----------------------------     --------------------------
                                                                    2003               2002             2003          2002
                                                                  -------------  -------------     ------------  ------------
                                                                                            (UNAUDITED)
TONS SOLD
   DIRECT                                                              253,337        241,960          716,750       784,419
   TOLL                                                                 48,422         35,542          132,658       117,214
                                                                  -------------  -------------     ------------  ------------

                                                                       301,759        277,502          849,408       901,633
                                                                  -------------  -------------     ------------  ------------

NET SALES                                                            $ 115,850      $ 116,465        $ 344,131     $ 348,417

COST OF MATERIALS SOLD                                                  90,845         89,083          271,262       261,336
                                                                  -------------  -------------     ------------  ------------

   GROSS PROFIT                                                         25,005         27,382           72,869        87,081

OPERATING EXPENSES
   WAREHOUSE AND PROCESSING                                              8,072          9,093           24,207        27,789
   ADMINISTRATIVE AND GENERAL                                            5,697          6,069           17,257        18,417
   DISTRIBUTION                                                          4,211          4,320           11,965        13,352
   SELLING                                                               2,613          3,286            8,201        10,055
   OCCUPANCY                                                               884            944            2,976         3,027
   DEPRECIATION                                                          2,037          2,072            6,247         6,356
                                                                  -------------  -------------     ------------  ------------

      TOTAL OPERATING EXPENSES                                          23,514         25,784           70,853        78,996
                                                                  -------------  -------------     ------------  ------------

   OPERATING INCOME                                                      1,491          1,598            2,016         8,085

INCOME (LOSS) FROM JOINT VENTURES                                         (644)           (31)            (654)          662
                                                                  -------------  -------------     ------------  ------------

   INCOME BEFORE FINANCING COSTS AND INCOME TAXES                          847          1,567            1,362         8,747

INTEREST AND OTHER EXPENSE ON DEBT                                         993          1,323            3,122         4,884
                                                                  -------------  -------------     ------------  ------------

   INCOME (LOSS) FROM CONTINUING OPERATIONS
      BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF A
      CHANGE IN ACCOUNTING PRINCIPLE                                      (146)           244           (1,760)        3,863

INCOME TAX BENEFIT (PROVISION)                                              31            (94)             612        (1,488)
                                                                  -------------  -------------     ------------  ------------

   INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
      CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE               (115)           150           (1,148)        2,375

DISCONTINUED OPERATIONS:
   LOSS FROM DISCONTINUED TUBE OPERATION,
     NET OF INCOME TAX BENEFIT                                               -              -                -        (1,042)

   LOSS ON DISPOSITION OF DISCONTINUED TUBE OPERATION,
      NET OF INCOME  TAX BENEFIT                                             -              -                -        (1,599)
                                                                  -------------  -------------     ------------  ------------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF A CHANGE
     IN ACCOUNTING PRINCIPLE                                              (115)           150           (1,148)         (266)

   CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE,
      NET OF INCOME TAX BENEFIT                                              -              -                -        (2,117)
                                                                  -------------  -------------     ------------  ------------

NET INCOME (LOSS)                                                       $ (115)         $ 150         $ (1,148)     $ (2,383)
                                                                  =============  =============     ============  ============

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE:

   INCOME (LOSS) FROM CONTINUING OPERATIONS                            $ (0.01)        $ 0.02          $ (0.12)       $ 0.25

   LOSS FROM DISCONTINUED OPERATIONS                                         -              -                -         (0.28)

   CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE                     -              -                -         (0.22)
                                                                  -------------  -------------     ------------  ------------

NET INCOME (LOSS) PER SHARE                                            $ (0.01)        $ 0.02          $ (0.12)      $ (0.25)
                                                                  =============  =============     ============  ============

WEIGHTED AVERAGE SHARES OUTSTANDING                                      9,646          9,638            9,645         9,635


        The accompanying notes are an integral part of these statements.




                                    4 of 28

                               OLYMPIC STEEL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,

                                 (IN THOUSANDS)

                                                                             2003              2002
                                                                        ----------------  ----------------
                                                                          (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   NET LOSS                                                                    $ (1,148)         $ (2,383)
   ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH FROM
      OPERATING ACTIVITIES-
         DEPRECIATION AND AMORTIZATION                                            6,804             7,624
         LOSS (INCOME) FROM JOINT VENTURES                                          654              (662)
         LOSS ON DISPOSITION OF PROPERTY AND EQUIPMENT                                4               219
         LOSS ON DISPOSITION OF DISCONTINUED TUBE OPERATION,
            NET OF TAX                                                                -             1,599
         CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE,
            NET OF TAX                                                                -             2,117
         LONG-TERM DEFERRED INCOME TAXES                                         (2,491)            5,468
                                                                        ----------------  ----------------
                                                                                  3,823            13,982

CHANGES IN WORKING CAPITAL:
   ACCOUNTS RECEIVABLE                                                          (18,337)          (20,790)
   INVENTORIES                                                                   19,607           (27,002)
   PREPAID EXPENSES AND OTHER                                                     7,587            (1,847)
   ACCOUNTS PAYABLE                                                              (4,515)            8,667
   ACCRUED PAYROLL AND OTHER ACCRUED LIABILITIES                                 (1,291)            1,755
                                                                        ----------------  ----------------

                                                                                  3,051           (39,217)
                                                                        ----------------  ----------------

      NET CASH FROM (USED FOR) OPERATING ACTIVITIES                               6,874           (25,235)
                                                                        ----------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   CAPITAL EXPENDITURES                                                            (549)           (3,011)
   PROCEEDS FROM DISPOSITION OF PROPERTY AND EQUIPMENT                            1,292             1,615
   INVESTMENTS IN JOINT VENTURES                                                   (500)                -
                                                                        ----------------  ----------------

      NET CASH FROM (USED FOR) INVESTING ACTIVITIES                                 243            (1,396)
                                                                        ----------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   CREDIT FACILITY REVOLVER BORROWINGS (PAYMENTS), NET                             (599)           38,431
   CREDIT FACILITY CLOSING FEES AND EXPENSES                                         45                 -
   PRINCIPAL PAYMENTS ON LONG-TERM DEBT                                          (5,757)          (12,475)
   PROCEEDS FROM EXERCISE OF STOCK OPTIONS AND EMPLOYEE
         STOCK PURCHASES                                                             13                21
                                                                        ----------------  ----------------

      NET CASH FROM (USED FOR) FINANCING ACTIVITIES                              (6,298)           25,977
                                                                        ----------------  ----------------

CASH:
   NET CHANGE                                                                       819              (654)
   BEGINNING BALANCE                                                              1,736             1,054
                                                                        ----------------  ----------------

   ENDING BALANCE                                                               $ 2,555             $ 400
                                                                        ================  ================


        The accompanying notes are an integral part of these statements.


                                    5 of 28

                               OLYMPIC STEEL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
           (dollars in thousands, except share and per share amounts)

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


(2) INVESTMENTS IN JOINT VENTURES:

The Company's two joint ventures include: Olympic Laser Processing, LLC (OLP), a company that processes laser welded sheet steel blanks for the automotive industry; and G.S.P., LLC (GSP), a certified Minority Business Enterprise company supporting the flat-rolled steel requirements of the automotive industry. As of September 30, 2003, Olympic guaranteed 50% of OLP's $16,794 and 49% of GSP's $1,050 of outstanding debt on a several basis.

The following table sets forth selected data for the Company's OLP joint venture:

                                                FOR THE NINE MONTHS ENDED
                                                      SEPTEMBER 30,
                                            ----------------------------------
UNAUDITED RESULTS OF OPERATIONS:                2003                2002
--------------------------------            --------------     ---------------
Net sales                                        $ 22,414            $ 18,978
Gross profit                                        8,069               7,858
Operating income (loss)                             (569)               1,972
Net income (loss)                                $(1,056)             $ 1,428



                                    6 of 28

The Company records 50% of OLP's net income or loss to its Consolidated Statements of Operations as "Income (Loss) from Joint Ventures."

The following table sets forth selected data for the Company's GSP joint venture:

                                                FOR THE NINE MONTHS ENDED
                                                      SEPTEMBER 30,
                                            ----------------------------------
UNAUDITED RESULTS OF OPERATIONS:                2003                2002
--------------------------------            --------------     ---------------
Net sales                                         $ 4,131            $ 4,787
Gross profit                                          505                702
Operating loss                                       (227)               (42)
Net loss                                           $ (257)            $ (105)

The Company records 49% of GSP's net income or loss to its Consolidated Statements of Operations as "Income (Loss) from Joint Ventures."


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


(4) DEBT:

In December 2002, the Company entered into a new 3-year, $132,000 secured bank-financing agreement (the Credit Facility) comprised of a revolver and two term loan components. The Credit Facility is collateralized by the Company's accounts receivable, inventories, and substantially all property and equipment. Revolver borrowings are limited to the lesser of a



                                    7 of 28
borrowing base, comprised of eligible receivables and inventories, or $90,000 in the aggregate. The Company has the option to borrow based on the agent bank's base rate or Eurodollar Rates (EURO) plus a premium. The Company incurred $2,181 of closing fees and expenses in connection with the new Credit Facility, which have been capitalized and included in "Deferred Financing Fees, Net" on the accompanying consolidated balance sheets. These costs are being amortized to interest and other expense on debt over the 3-year term of the agreement.

The Company's effective borrowing rate inclusive of deferred financing fees for the first nine months of 2003 was 4.5% compared to 8.4% in 2002. Monthly principal repayments of $367 commenced February 1, 2003 for the term loan components of the Credit Facility.

The Credit Facility requires the Company to comply with various covenants, the most significant of which include: (i) minimum availability of $10,000, tested monthly, (ii) a minimum fixed charge coverage ratio of 1.25, and a maximum leverage ratio of 1.75, which are tested quarterly, (iii) restrictions on additional indebtedness, and (iv) limitations on capital expenditures. At September 30, 2003, the Company had $23,889 of availability under its Credit Facility and was in compliance with its various covenants.

Included in the Credit Facility revolver balances on the accompanying consolidated balance sheets are $6,421 and $2,065 of checks issued that have not cleared the bank as of September 30, 2003, and December 31, 2002, respectively.


(5) DISCONTINUED OPERATIONS:

In 2002, the Company closed its unprofitable tube processing operation (Tubing) in Cleveland, Ohio. In accordance with Statement of Financial Accounting Standards No. 144 (SFAS No. 144), "Accounting for the Impairment or Disposal of Long-Lived Assets," Tubing has been accounted for as a discontinued operation. As a result, Tubing's after-tax operating losses of $1,042 for the first nine months of 2002 are shown separate from the Company's results from continuing operations. In addition, a $1,599 after-tax charge for the costs of the Tubing closure was recorded in the second quarter of 2002. This non-cash charge primarily related to the write down of Tubing's property and equipment to estimated fair value less costs to sell in accordance with SFAS No. 144. In December 2002, the Company sold the equipment located at the Tubing operation for $1,275 (its approximate appraised and net book value) and used the proceeds from the sale to reduce debt. At September 30, 2003, the carrying value of the Tubing real estate was $637 and is recorded as "Assets Held for Sale" on the accompanying consolidated balance sheets.



                                    8 of 28

Operating results of the discontinued Tubing operation were as follows for the nine months ended September 30, 2002:

Net sales                                                                         $    3,766
Loss before income taxes                                                              (1,695)
Loss from operations of discontinued tube operation, net of income tax
   benefit of $653                                                                    (1,042)
Loss on disposition of discontinued tube operation, net of income tax
   benefit of $1,001                                                                  (1,599)
                                                                                  -----------
Loss from discontinued operations                                                 $   (2,641)
                                                                                  ===========
Basic and diluted net loss per share from discontinued operations                 $     (.28)
                                                                                  ===========


(6) SHARES OUTSTANDING AND EARNINGS PER SHARE:

Earnings per share have been calculated based on the weighted average number of shares outstanding. Weighted average shares outstanding were 9.6 million for all periods presented. Stock options to purchase 1,098,333 shares at September 30, 2003 and 996,333 at September 30, 2002 were not included in the computation of diluted loss per share amounts because to do so would be antidilutive.


(7) STOCK OPTIONS:

At September 30, 2003, stock options to purchase 1,098,333 shares were outstanding, of which 613,833 were exercisable at prices ranging from $1.97 to $15.50 per share.

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



                                    9 of 28

If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date under SFAS No. 123, net income and earnings per share would have been reduced by the amounts shown below:

                                                        FOR THE NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                    ----------------------------------
                                                        2003                2002
                                                    --------------     ---------------
Net loss, as reported                                    $(1,148)            $(2,383)
Pro forma expense, net of tax                               (242)               (100)
                                                    --------------     ---------------
Pro forma net loss                                       $(1,390)            $(2,483)
                                                    ==============     ===============

Basic and diluted net loss per share:
   As reported                                           $ (0.12)            $ (0.25)
                                                    ==============     ===============
   Pro forma                                             $ (0.14)            $ (0.26)
                                                    ==============     ===============


(8) SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid during the first nine months of 2003 and 2002 totaled $2,296 and $4,006, respectively.

On March 9, 2002 the "Job Creation and Worker Assistance Act" (H.R. 3090) was signed into law. A significant portion of this law is a temporary extension of the net operating loss carryback period from two to five years for net operating losses arising in taxable years ending in 2001 and 2002. As a result of this change in tax law, the Company received income tax refunds of $3,684 in July 2002 and $1,157 in March 2003 after filing its federal income tax returns for the fiscal years ended December 31, 2001 and 2002, respectively, and the related carryback claims. Income tax refunds in the first nine months of 2003 totaled $1,182. For the first nine months of 2002, income tax refunds net of taxes paid totaled $3,584.


(9) IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." FIN 46 applies immediately to any variable interest entities created after January 31, 2003, and to variable interest entities in which an interest is obtained after that date. The interpretation requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities and results of operations of the variable interest entity must be included in the consolidated financial statements with those of the business



                                    10 of 28
enterprise. This interpretation is applicable to the Company in the quarter ended September 30, 2003, for interests acquired in variable interest enterprises prior to February 1, 2003. The Company is currently evaluating the impact of FIN 46 on its financial statements.











                                    11 of 28

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



                                    12 of 28

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

Income Taxes

The Company records operating loss and tax credit carryforwards and the estimated effect of temporary differences between the tax basis of assets and liabilities and the reported amounts in its consolidated balance sheets. The Company follows detailed guidelines in each tax jurisdiction when reviewing tax assets recorded on the balance sheet and provides for valuation allowances as required. Deferred tax assets are reviewed for recoverability based on historical taxable income, the expected reversals of existing temporary differences, tax planning strategies and projections of future taxable income. The projections of future taxable income require assumptions regarding volume, selling prices, gross profits, expense levels and industry cyclicality. If the Company is unable to generate sufficient future taxable income in certain tax jurisdictions, the Company will be required to record a valuation allowance against its deferred tax assets.


OVERVIEW

The Company's results of operations are affected by numerous external factors, such as general business, economic and political conditions, competition, steel pricing and availability, energy prices, customer demand for steel, and layoffs or work stoppages by suppliers' or customers' personnel.

Olympic sells a broad range of products, many of which have different gross profits. Products that have more value-added processing generally have a greater gross profit. Accordingly, the Company's overall gross profit is affected by product mix and the amount of processing performed, as well as volatility in selling prices and material purchase costs. The Company performs toll processing of customer-owned steel, the majority of which is performed by its Detroit and Georgia operations. As of January 1, 2003, the Company reclassified internal



                                    13 of 28
processing costs for toll processing sales from cost of materials sold to operating expenses. Prior year results have been reclassified to conform to the current year presentation.

The Company's two joint ventures include: Olympic Laser Processing, LLC (OLP), a company that processes laser welded sheet steel blanks for the automotive industry, and G.S.P., LLC (GSP), a certified Minority Business Enterprise company supporting the flat-rolled steel requirements of the automotive industry. The Company's 50% interest in OLP and 49% interest in GSP are accounted for under the equity method. The Company guarantees portions of outstanding debt under both of the joint venture companies' bank credit facilities. As of September 30, 2003, Olympic guaranteed 50% of OLP's $16.8 million and 49% of GSP's $1.1 million of outstanding debt on a several basis.

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

In 2002, the Company closed its unprofitable tube processing operation (Tubing) in Cleveland, Ohio. In accordance with Statement of Financial Accounting Standards No. 144 (SFAS No. 144), "Accounting for the Impairment or Disposal of Long-Lived Assets," Tubing has been accounted for as a discontinued operation. As a result, Tubing's after-tax operating losses of $1.0 million for the first nine months of 2002 are shown separate from the Company's results from continuing operations. In addition, a $1.6 million after-tax charge for the costs of the Tubing closure was recorded in the second quarter of 2002. This non-cash charge primarily related to the write down of Tubing's property and equipment to estimated fair value less costs to sell in accordance with SFAS No.
144. In December 2002, the Company sold the equipment located at the Tubing operation for $1.3 million (its approximate appraised and net book value) and used the proceeds from the sale to reduce debt. At September 30, 2003, the carrying value of the Tubing real estate was $637 thousand and is recorded as "Assets Held for Sale" on the accompanying consolidated balance sheets.



                                    14 of 28

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


RESULTS OF OPERATIONS

Tons sold increased 8.7% to 302 thousand in the third quarter of 2003 from 278 thousand in the third quarter of 2002. Tons sold in the third quarter of 2003 included 253 thousand from direct sales and 49 thousand from toll processing, compared with 242 thousand direct tons and 36 thousand toll tons in the comparable period of last year. Tons sold in the first nine months of 2003 decreased 5.8% to 849 thousand from 902 thousand last year. Tons sold in the first nine months included 717 thousand from direct sales and 132 thousand from toll processing, compared with 785 thousand direct tons and 117 thousand toll tons in the comparable period of last year. The decrease in tons sold for the nine months of 2003 was attributable to depressed customer demand across substantially all markets served by the Company. Although third quarter results reflected an increase in customer demand, the Company believes the market remains fragile as it enters the seasonally weak fourth quarter.

Net sales decreased .5% to $115.9 million in the third quarter of 2003 from $116.5 million in the third quarter of 2002. Average selling prices for the third quarter of 2003 decreased 8.5% from last year's third quarter and declined 5.6% from the second quarter of 2003. For the first nine months of 2003, net sales decreased 1.2% to $344.1 million from $348.4 million despite an average selling price increase of 4.8%.

As a percentage of net sales, gross profit decreased to 21.6% in the third quarter of 2003 from 23.5% in the third quarter of 2002. For the first nine months of 2003, gross profit decreased to 21.2% from 25.0% in last year's first nine months. The gross profit decreases are primarily the result of competitive pressures attributable to weak demand for steel coupled with selling higher-priced steel purchased during tight supply conditions experienced in 2002.

Operating expenses in the third quarter of 2003 decreased 8.8% to $23.5 million from $25.8 million in last year's third quarter. For the first nine months of 2003, operating expenses decreased 10.3% to $70.9 million from $79.0 million in last year's first nine months. The operating expense decreases are the result of personnel reductions and additional cost cutting



                                    15 of 28
measures, as well as decreased sales volumes for the first nine months. As a percentage of net sales, operating expenses decreased to 20.3% for the third quarter of 2003 from 22.1% in the comparable 2002 period. For the first nine months of 2003, operating expenses decreased to 20.6% of net sales from 22.7% in last year's first nine months.

The Company's share of its OLP joint venture losses totaled $626 thousand in the third quarter of 2003, compared with $14 thousand of income in the third quarter of 2002. For the first nine months of 2003, the Company's share of OLP losses totaled $528 thousand compared to income of $714 in 2002. OLP's earnings have declined in 2003 as a result of slower than expected sales, laser equipment downtime and related additional labor costs. OLP's sales levels and operating results are not expected to improve in the last 3 months of 2003. The Company's share of its GSP joint venture losses totaled $18 thousand in the third quarter of 2003, compared with $45 thousand in the third quarter of 2002. For the first nine months of 2003, the Company's share of GSP losses totaled $126 thousand compared to $52 thousand in 2002.

Financing Costs in the third quarter of 2003 decreased to $1.0 million from $1.3 million in the third quarter of 2002. For the first nine months of 2003, Financing Costs decreased to $3.1 million from $4.9 million in 2002. The Company's effective borrowing rate inclusive of deferred financing fees for the first nine months of 2003 was 4.5% compared to 8.4% in 2002. Effective borrowing rates decreased as a result of the Company's new credit facility completed in December 2002 as well as a decline in the federal funds rate.

For the third quarter of 2003, the Company reported a loss from continuing operations before income taxes of $146 thousand. In the 2002 third quarter, income from continuing operations before income taxes and cumulative effect of a change in accounting principle totaled $244 thousand. For the first nine months of 2003, loss from continuing operations before income taxes totaled $1.8 million. For the first nine months of 2002, income from continuing operations before income taxes and cumulative effect of a change in accounting principle totaled $3.9 million. An income tax benefit of 34.8% was recorded in the first nine months of 2003. If the Company is unable to generate sufficient future taxable income in certain tax jurisdictions, the Company will be required to record a valuation allowance against its deferred tax assets. An income tax provision of 38.5% was recorded in the first nine months of 2002.

For the first nine months of 2002, loss from the discontinued Tubing operation, net of a 38.5% income tax benefit, totaled $2.6 million or $.28 per share.

Included in the Company's 2002 net loss is an after-tax cumulative effect of a change in accounting principle charge of $2.1 million, or $.22 per share, from the Company's adoption of



                                    16 of 28

Financial Accounting Standards Board Statement No. 142 (SFAS No. 142), "Goodwill and Other Intangible Assets."

Net loss for the third quarter of 2003 totaled $115 thousand or $.01 per share, compared to net income of $150 thousand or $.02 per share for the third quarter of 2002. Net loss for the first nine months of 2003 totaled $1.1 million or $.12 per share, compared to a net loss of $2.4 million or $.25 per share in the first nine months of 2002.

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

Working capital at September 30, 2003 decreased $1.1 million from the end of the prior year. The decrease was primarily attributable to a $19.6 million inventory reduction offset by an $18.3 million increase in accounts receivable from December 31, 2002. The Company plans to increase its inventory levels in the last 3 months of 2003.

Net cash provided by operating activities totaled $6.9 million for the nine months ended September 30, 2003. Cash generated from earnings before non-cash items totaled $3.8 million, while cash generated from working capital components totaled $3.1 million.

During the first nine months of 2003, net cash generated from investing activities totaled $243 thousand. Proceeds from the disposition of the Company's discontinued Tubing operation equipment totaled $1.3 million. Capital spending totaled $549 thousand in the first nine months of 2003.

Net cash used for financing activities totaled $6.3 million and primarily consisted of scheduled principal repayments under the Company's debt agreements and paydowns on the Company's revolving credit agreement.

On March 9, 2002 the "Job Creation and Worker Assistance Act" (H.R. 3090) was signed into law. A significant portion of this law is a temporary extension of the net operating loss carryback period from two to five years for net operating losses arising in taxable years ending in



                                    17 of 28

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

The Company's effective borrowing rate inclusive of deferred financing fees for the first nine months of 2003 was 4.5% compared to 8.4% in 2002. Monthly principal repayments of $367 thousand commenced February 1, 2003 for the term loan components of the Credit Facility.

The Credit Facility requires the Company to comply with various covenants, the most significant of which include: (i) minimum availability of $10 million, tested monthly, (ii) a minimum fixed charge coverage ratio of 1.25, and a maximum leverage ratio of 1.75, which are tested quarterly, (iii) restrictions on additional indebtedness, and (iv) limitations on capital expenditures. At September 30, 2003, the Company had $23.9 million of availability under its Credit Facility and was in compliance with its various covenants.

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



                                    18 of 28

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." FIN 46 applies immediately to any variable interest entities created after January 31, 2003, and to variable interest entities in which an interest is obtained after that date. The interpretation requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities and results of operations of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. This interpretation is applicable to the Company in the quarter ended September 30, 2003, for interests acquired in variable interest enterprises prior to February 1, 2003. The Company is currently evaluating the impact of FIN 46 on its financial statements.


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



                                    19 of 28

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

Raw material prices for the Company's products have decreased over the last 9 months. When raw material prices decline, market forces lower prices and, as the Company uses existing higher cost steel inventory, result in lower gross profit dollars. Declining steel prices therefore adversely affected the Company's results of operations in the first nine months of 2003. The Company expects raw material prices for its products to increase in the last 3 months of 2003.


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



                                    20 of 28

PART II. OTHER INFORMATION

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

               Report on Form 8-K dated October 30, 2003 to report the results of operations for the three and nine months ended September 30, 2003.





                                    21 of 28

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                                 OLYMPIC STEEL, INC.
                                                 (Registrant)


Date:    November 13, 2003                       By: /s/ MICHAEL D. SIEGAL
                                                     ---------------------------
                                                 MICHAEL D. SIEGAL
                                                 Chairman of the Board and
                                                 Chief Executive Officer


                                                 By: /s/ RICHARD T. MARABITO
                                                     ---------------------------
                                                 RICHARD T. MARABITO
                                                 Chief Financial Officer
                                                 (Principal Accounting Officer)



                                    22 of 28