Form 10-K
period 2003-12-31
OLYMPIC STEEL INC
filed 2004-03-30
CIK 917470

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

                      FOR THE YEAR ENDED DECEMBER 31, 2003

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                         Commission File Number 0-23320

                              OLYMPIC STEEL, INC.
             (Exact name of registrant as specified in its charter)

                    OHIO                           34-1245650
      (State or other jurisdiction of           (I.R.S. Employer
                                                 Identification
       incorporation or organization)                Number)

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

     As of June 30, 2003, the aggregate market value of voting stock held by nonaffiliates of the registrant based on the closing price at which such stock was sold on the Nasdaq National Market on such date approximated $30,990,870. The number of shares of Common Stock outstanding as of March 22, 2004 was 9,709,115.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Registrant intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days of the close of its fiscal year ended December 31, 2003, portions of which document shall be deemed to be incorporated by reference in Part I and Part III of this Annual Report on Form 10-K from the date such document is filed.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

THE COMPANY

     The Company is a North American steel service center with 49 years of experience in specialized processing and distribution of large volumes of carbon, coated carbon and stainless steel, flat-rolled sheet, and coil and plate products from 12 facilities in eight midwestern and eastern states. The Company also participates in two joint ventures in Michigan. Net sales for the Company totaled $473 million in 2003. The Company operates as an intermediary between steel producers and manufacturers that require processed steel for their operations. The Company purchases flat-rolled steel typically from steel producers and responds to its customers' needs by processing steel to customer specifications and by providing critical inventory and just-in-time delivery services. Such services reduce customers' inventory levels, as well as save time, labor and expense for customers, thereby reducing their overall production costs. The Company's services include both traditional service center processes of cutting-to-length, slitting, and shearing and higher value-added processes of blanking, tempering, plate burning, laser welding, and precision machining of steel parts. In 2002 the Company ceased providing roll forming services.

     The Company operates as a single business segment and is organized into four regional operations with domestic processing and distribution facilities in Connecticut, Georgia, Pennsylvania, Ohio, Michigan, Illinois, Iowa, and Minnesota, servicing a diverse base of customers primarily located throughout the midwestern, eastern and southern United States. Its international sales office is located in Florida and services customers primarily in Puerto Rico and Mexico.

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

BUSINESS STRATEGY AND OBJECTIVES

     The Company believes that the steel service center and processing industry is driven by four primary trends: increased outsourcing of manufacturing processes by domestic manufacturers; shift by customers to fewer and larger suppliers; increased customer demand for higher quality products and services; and consolidation of industry participants.

     In recognition of these industry dynamics, the Company has focused on achieving profitable growth through the start-up, acquisition, or joint venture partnering of service centers, processors, and related businesses, and investments in higher value-added processing equipment and services, while continuing its commitment to expanding and improving its sales and servicing efforts.

     The Company is focused on specific operating objectives including: (i) increasing tons sold; (ii) controlling operating expenses in relation to sales volumes; (iii) generating positive cash flow to reduce debt; (iv) improving safety awareness; (v) achieving specified on-time delivery and quality directives; and (vi) maintaining inventory turnover of approximately five times per year. These operating objectives are supported by:

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

     In the past four years, the Company has invested in two new slitters, one for its Detroit operation, which became operational in 2000, and the other in its Minneapolis Coil facility in 2002. Additional plate processing equipment was installed at the Company's Minneapolis Plate facility in 2002 and 2003. The Company believes it is among the largest processors and distributors of steel plate in the United States. As part of its continuous evaluation of non-productive equipment, this new equipment has replaced multiple pieces of older, less efficient equipment.

     SALES AND MARKETING. The Company believes that its commitment to quality, service, just-in-time delivery and field sales personnel has enabled it to build and maintain strong customer relationships. The Company continuously analyzes its customer base to ensure that strategic customers are properly targeted and serviced, while focusing its efforts to supply and service its larger customers on a national account basis. The national account program has successfully resulted in servicing multi-location customers from multi-location Olympic facilities. In addition, the Company offers business solutions to its customers through value-added and value-engineered services. The Company also provides inventory stocking programs and in-plant employees located at customer locations to help reduce customers' costs.

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

     ACQUISITIONS. Over the last several years, the Company has focused on its internal operations. It has previously made acquisitions of other steel service centers or processors, the most recent of which was the 1998 acquisition of JNT Precision Machining (JNT), a machining center now integrated into the Company's Chambersburg, Pennsylvania operation.

     INVESTMENTS IN JOINT VENTURES. The Company has expanded its selling and processing capabilities for its customers by participating in the following two joint venture relationships:

     Olympic Laser Processing (OLP), a 50% owned joint venture, was formed in 1997 with the United States Steel Corporation (USS) to produce laser welded sheet steel blanks for the automotive industry. OLP's Michigan facility is equipped with three automated and two manual-feed laser-welding lines. Demand for laser-welded parts is expected to continue growing due to cost benefits and reduced scrap and auto body weight.

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

     MANAGEMENT. The Company believes one of its strengths is the depth of its management. In addition to its principal executive officers, the Company's management team includes three Regional Vice Presidents, its Vice-Presidents of Sales and Marketing, New Business Development, Operations Management, and Human Resources, eight General Managers, its Directors of Materials Management and Corporate Projects, its Credit Manager and its Corporate Controller. Members of the management team have a diversity of backgrounds within the steel industry, including management positions at steel producers and other steel service centers. They average 23 years of experience in the steel industry and 10 years with the Company.

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

     The following table sets forth the major pieces of processing equipment in operation by geographic region:

                                               (A)       (B)                             (E)
PROCESSING                                   EASTERN   CENTRAL      (C)        (D)      JOINT
EQUIPMENT                                    REGION    REGION    CLEVELAND   DETROIT   VENTURES   TOTAL
----------                                   -------   -------   ---------   -------   --------   -----
Cutting-to-length..........................     5         5          3          2                  15
Blanking presses...........................                                     4                   4
Tempering (f)..............................     2         1          1                              4
Plate processing...........................     5        17          2                             24
Slitting...................................     4         2                     2          1        9
Shearing...................................               4          1                     4        9
Machining..................................    16                                                  16
Shot blasting/grinding.....................     1         2                                         3
Laser welding..............................                                                5        5
                                               --        --          --         --        --       --
  Total....................................    33        31          7          8         10       89
                                               ==        ==          ==         ==        ==       ==

---------------

(a) Consists of four facilities located in Connecticut, Pennsylvania and Georgia.

(b) Consists of four facilities located in Illinois, Minnesota and Iowa.

(c) Consists of three adjacent facilities located in Ohio.

(d) Consists of one facility located in Michigan, primarily serving the automotive industry.

(e) Consists of two facilities located in Michigan, primarily serving the automotive industry.

(f) In addition to the temper mills located in Cleveland and Iowa, tempering includes press brake equipment.

     The Company's quality control system establishes controls and procedures covering all aspects of its products from the time the material is ordered through receipt, processing and shipment to the customer. These controls and procedures encompass periodic supplier audits, meetings with customer advisory boards, inspection criteria, traceability and certification. In addition, the Philadelphia, Georgia, Detroit, and both Minneapolis operations are ISO 9002 certified. The Detroit operation has earned Ford's Q1 quality rating, and is also QS-9000 certified. The GSP and OLP joint ventures are QS-9000 and ISO 9002 certified and OLP is ISO 14001 certified. The Cleveland operation earned ISO 9000-2000 certification in 2003. The Company has a quality testing lab adjacent to its temper mill facility in Cleveland.

CUSTOMERS AND DISTRIBUTION

     The Company has a diversified customer and geographic base, which reduces the inherent risk and cyclicality of its business. The concentration of net sales to the Company's top 20 customers approximated 32% of net sales in 2003 compared to 26% in 2002. In addition, the Company's largest customer accounted for approximately 5% of net sales in 2003 compared to 4% in 2002. The Company serves customers in most carbon steel consuming industries, including manufacturers and fabricators of transportation and material handling equipment, automobiles, construction and farm machinery, storage tanks, environmental and energy generation equipment, appliances, food service and electrical equipment, as well as general and plate fabricators, and steel service centers. Sales to the three largest U.S. automobile manufacturers and their suppliers, made principally by the Company's Detroit operation, and sales to other steel service centers, accounted for approximately 14% and 11%, respectively, of the Company's net sales in 2003, and 17% and 13% of net sales in 2002.

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

     The Company processes its steel to specific customer orders as well as for stock. Many of the Company's larger customers commit to purchase on a regular basis at agreed upon prices ranging from three to twelve months. To mitigate price volatility risks, these fixed price commitments are generally matched with corresponding supply arrangements. Customers notify the Company of specific release dates as the processed products are required. Customers typically notify the Company of release dates anywhere from a just-in-time basis up to three weeks before the release date. Therefore, the Company is required to carry sufficient inventory to meet the short lead time and just-in-time delivery requirements of its customers.

SUPPLIERS

     Olympic concentrates on developing supply relationships with high-quality steel producers, using a coordinated effort to be the customer of choice for business critical suppliers. The Company employs sourcing strategies maximizing the quality, production and transportation economies of a global supply base. Olympic is an important customer of flat-rolled coil and plate for many of its principal suppliers, but is not dependent on any one supplier. The Company purchases in bulk from steel producers in quantities that are efficient for such producers. This enables the Company to maintain a continued source of supply at what it believes to be competitive prices. Olympic believes the accessibility and proximity of its facilities to major domestic steel producers, combined with its long-standing and continuous prompt pay practices, will continue to be an important factor in maintaining strong relationships with steel suppliers. The Company purchases flat-rolled steel at regular intervals from a number of domestic and foreign producers of primary steel. The steel producing supply base has experienced significant consolidation, and the Company believes that its relationships with its suppliers are good. The Company has no long-term commitments with any of its suppliers. The Company purchased approximately 27% and 11% of its total steel requirements from its single largest supplier in 2003 and 2002, respectively. The increased concentration is the result of domestic steel mill consolidation in 2003.

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

     DIFFERENTIATED SERVICES TO CUSTOMERS. The Company's information systems allow it to provide value-added services to customers, including quality control and on-time delivery monitoring and reporting, just-in-time inventory management and shipping services, and EDI communications.

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

EMPLOYEES

     At December 31, 2003, the Company employed 812 people. Approximately 226 of the Company's hourly plant personnel at its Minneapolis and Detroit facilities are represented by four separate collective bargaining units. In April 2003, the Company's collective bargaining agreement covering its Minneapolis plate processing facility was renewed to March 31, 2006. In June 2003, the Company's collective bargaining agreement covering its Detroit's hourly plant maintenance personnel was renewed to June 30, 2007.

     The collective bargaining agreements covering hourly plant employees at the Company's Detroit and Minneapolis coil facilities expire on June 30, 2004 and September 30, 2005, respectively. The Company has never experienced a work stoppage and believes that its relationship with its employees is good. However, any prolonged disruption in business arising from work stoppages by Company personnel represented by collective bargaining units could have a material adverse effect on the Company's results of operations.

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

     In January 2004, the Company filed a trademark application for its stainless steel sheet and plate product "Oly Flat-Brite", which has a unique combination of surface finish and flatness.

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

CYCLICALITY IN THE STEEL INDUSTRY; IMPACT OF CHANGING STEEL PRICES

     The principal raw material used by the Company is flat-rolled carbon and stainless steel that the Company typically purchases from steel producers. The steel industry as a whole is cyclical, and pricing and availability in the steel industry can be volatile due to numerous factors beyond the control of the Company, including general, domestic and international economic and political conditions, labor costs, production levels, competition, steel import levels, import duties and tariffs, and currency exchange rates. This volatility can significantly affect the availability and cost of steel for the Company.

     Steel service centers maintain substantial inventories of steel to accommodate the short lead times and just-in-time delivery requirements of their customers. Accordingly, the Company purchases steel in an effort to maintain its inventory at levels that it believes to be appropriate to satisfy the anticipated needs of its customers based upon historic buying practices, contracts with customers and market conditions. The Company's commitments for steel purchases are generally at prevailing market prices in effect at the time the Company places its orders. The Company has no long-term, fixed-price steel purchase contracts. When raw material prices increase, competitive conditions will influence how much of the steel price increases can be passed on to the Company's customers. When raw material prices decline, customer demands for lower costed product result in lower selling prices and, as the Company uses existing steel inventory, lower gross profits. Changing steel prices therefore could adversely affect the Company's net sales, gross profit and net income.

     Beginning in the second half of 2000 and continuing through the third quarter of 2003, demand for steel was impacted by a cyclical downturn in the U.S. economy, impacting the Company's business through decreasing volumes. In the fourth quarter of 2003, the Company experienced an increase in demand for its products. Since the beginning of 2004, steel producers have significantly increased their prices due to the following factors: product demand, raw material surcharges, producer consolidation, supply constraints and longer lead times. During the first quarter of 2004, the Company has generally been able to pass these increased prices and surcharges on to its customers. However, the Company may not be able to continue to pass on material price increases in the future. These factors could also lead to disruptions in the Company's ability to meet its customers material requirements.

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

     Sales of the Company's products for use in the automotive industry accounted for approximately 14% and 17% of the Company's net sales in 2003 and 2002, respectively. Such sales include sales directly to automotive manufacturers and to manufacturers of automotive components and parts. The automotive industry experiences significant fluctuations in demand based on numerous factors such as general economic conditions and consumer confidence. The automotive industry is also subject, from time to time, to labor work stoppages. Any prolonged disruption in business arising from work stoppages by automotive manufacturers or by steel manufacturers could have a material adverse effect on the Company's results of operations.

EFFECTS OF INFLATION AND PRICING FLUCTUATIONS

     Inflation generally affects the Company by increasing the cost of employee wages and benefits, transportation services, processing equipment, purchased steel, energy, and borrowings under the Company's credit facility. Inflation has not had a material effect on the Company's financial results during the past three years.

     When raw material prices increase, competitive conditions will influence how much of the steel price increases can be passed on to the Company's customers. When raw material prices decline, customer demands for lower costed product result in lower selling prices and, as the Company uses existing steel inventory, lower gross profits. Declining steel prices have generally adversely affected the Company's net sales and net income over the past three years. However, since the fourth quarter of 2003, the Company has experienced an increase in demand and prices for its products.

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

ITEM 2. PROPERTIES

     The Company believes that its properties are strategically situated relative to its domestic suppliers, its customers and each other, allowing the Company to support customers from multiple locations. This permits the Company to provide inventory and processing services, which are available at one operation but not another. Steel is shipped from the most advantageous facility, regardless of where the order is taken. The facilities are located in the hubs of major steel consumption markets, and within a 250-mile radius of most of the Company's customers, a distance approximating the one-day driving and delivery limit for truck shipments. The following table sets forth certain information concerning the Company's principal properties:

                                             SQUARE                                    OWNED OR
OPERATION                 LOCATION            FEET               FUNCTION               LEASED
---------         ------------------------   -------   -----------------------------   ---------
Cleveland         Bedford Heights,           127,000   Corporate headquarters and          Owned
                  Ohio (1)                             coil processing and
                                                       distribution center
                  Bedford Heights,           121,500   Coil processing, distribution       Owned
                  Ohio (1)                             center and offices
                  Bedford Heights,            59,500   Plate processing,                  Leased(2)
                  Ohio (1)                             distribution and offices
                                                       center
Minneapolis       Plymouth, Minnesota        196,800   Coil processing, distribution       Owned
                                                       center and offices
                  Plymouth, Minnesota        112,200   Plate processing,                   Owned
                                                       distribution center and
                                                       offices
Detroit           Detroit, Michigan          256,000   Coil processing, distribution       Owned
                                                       center and offices
South             Winder, Georgia            240,000   Coil processing, distribution       Owned
                                                       center and offices
Iowa              Bettendorf, Iowa           190,000   Coil and plate processing,          Owned
                                                       distribution center and
                                                       offices
Connecticut       Milford, Connecticut       134,000   Coil and plate processing,          Owned
                                                       distribution center and
                                                       offices
Philadelphia      Lester, Pennsylvania       92,500    Plate processing,                  Leased(3)
                                                       distribution center and
                                                       offices
Chambersburg      Chambersburg,              87,000    Plate processing and                Owned
                  Pennsylvania                         machining, distribution
                                                       center and offices
Chicago           Schaumburg, Illinois       80,500    Coil processing, distribution       Owned
                                                       center and offices

---------------

(1) The Bedford Heights facilities are all adjacent properties.

(2) This facility is leased from a related party pursuant to the terms of a triple net lease for $195,300 per year. The lease was renewed in June 2000 for a 10-year term, with one remaining renewal option for an additional 10 years.

(3) The lease on this facility expires on December 31, 2004. The Company is evaluating its end of lease options.

     The Company owns a 118,000 square foot facility in Cleveland, Ohio that previously housed its roll forming operation, which was discontinued in 2002. This facility is included in "Assets Held for Sale" on the accompanying consolidated balance sheets.

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

     Michael D. Siegal, age 51, has served as Chief Executive Officer of the Company since 1984, and as Chairman of the Board of Directors since 1994. From 1984 until January 2001, he also served as President. He has been employed by the Company in a variety of capacities since 1974. Mr. Siegal is a member of the Board of Directors of the Metals Service Center Institute (MSCI). He previously served as National Chairman of Israel Bonds and presently serves as Vice Chairman of the Development Corporation for Israel and as an officer for the Cleveland Jewish Community Federation. He is also a member of the Board of Directors of American National Bank (Cleveland, Ohio).

     David A. Wolfort, age 51, has served as President since January 2001 and Chief Operating Officer since 1995. He has been a director of the Company since 1987. He previously served as Vice President Commercial from 1987 to 1995, after having joined the Company in 1984 as General Manager. Prior to joining the Company, Mr. Wolfort spent eight years with Sharon Steel, a primary steel producer, in a variety of sales assignments. Mr. Wolfort is a director of the MSCI and previously served as Past Chairman of MSCI's Political Action Committee and Governmental Affairs Committee. He is also a member of the Northern Ohio Regional Board of the Anti-Defamation League.

     Richard T. Marabito, age 40, serves as the Company's Chief Financial Officer (CFO). He also served as Treasurer from 1994 through 2002. He joined the Company in 1994 as Corporate Controller and served in this capacity until being named CFO in March 2000. Prior to joining the Company, Mr. Marabito served as Corporate Controller for Waxman Industries, Inc., a publicly traded wholesale distribution company. Mr. Marabito is a certified public accountant, and was employed from 1985 to 1990 by Arthur Andersen LLP in its audit department. Mr. Marabito also serves as a director for the Company's OLP LLC joint venture, and is a member of the Board of Trustees for the MSCI's Foundation for Continuing Education.

     Heber MacWilliams, age 60, serves as Chief Information Officer, and has been employed by the Company since 1994. Prior to joining the Company, Mr. MacWilliams spent 14 years as partner in charge of management consulting at Walthall & Drake, a public accounting firm in Cleveland, Ohio. He is a member of the MSCI Information Technology Committee, and is a member and past president of the Northeast Ohio Chapter of the Society for Information Management. Mr. MacWilliams is also a member of the faculty of the Weatherhead School of Management at Case Western Reserve University in Cleveland, Ohio.

     Richard A. Manson, age 35, has served as the Company's Treasurer since January 2003, and has been employed by the Company since 1996. From 1996 through 2002, he served as Director of Taxes and Risk Management. Prior to joining the Company, Mr. Manson was employed for seven years by Arthur Andersen LLP in its tax department. Mr. Manson is a member of the Ohio Society of Certified Public Accountants and the American Institute of Certified Public Accountants.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

     The Company's Common Stock trades on the Nasdaq National Market under the symbol "ZEUS." The following table sets forth, for each quarter in the two year period ended December 31, 2003, the high and low closing prices of the Company's Common Stock as reported by the Nasdaq National Market:

                                                     2003            2002
                                                 -------------   -------------
                                                 HIGH     LOW    HIGH     LOW
                                                 -----   -----   -----   -----
First quarter..................................  $4.10   $2.79   $6.05   $2.40
Second quarter.................................   4.25    3.35    6.15    5.05
Third quarter..................................   4.91    3.71    6.57    2.82
Fourth quarter.................................   8.50    4.25    3.99    2.72

HOLDERS OF RECORD

     On March 12, 2004, the Company believed there were approximately 2,400 beneficial holders of the Company's Common Stock.

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

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected data of the Company for each of the five years in the period ended December 31, 2003. The data presented should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere in this report.

                                                    FOR THE YEARS ENDED DECEMBER 31,
                                          ----------------------------------------------------
                                            2003       2002       2001       2000       1999
                                          --------   --------   --------   --------   --------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
TONS SOLD DATA:
  Direct................................       996      1,004        936      1,008      1,033
  Toll (a)..............................       185        154        131        165        207
     Total..............................     1,181      1,158      1,067      1,173      1,240
INCOME STATEMENT DATA:
Net sales (a)...........................  $472,548   $459,384   $404,803   $505,522   $509,882
Cost of materials sold..................   372,692    349,608    302,063    392,369    380,215
Gross profit............................    99,856    109,776    102,740    113,153    129,667
Operating expenses......................    99,690    103,938     99,869    113,854    116,517
Operating income (loss).................       166      5,838      2,871       (701)    13,150
Income (loss) from joint ventures.......    (1,012)       606       (160)    (1,425)    (1,032)
Interest and other expense on debt......     4,155      8,071      6,473      5,623      3,615
Receivable securitization expense.......        --         --      1,260      3,724      3,119
Income (loss) from continuing operations
  before income taxes and cumulative
  effect of a change in accounting
  principle.............................    (5,001)    (1,627)    (5,022)   (11,473)     5,384
Income tax benefit (provision)..........     1,741        626      1,933      3,728     (2,072)
Income (loss) from continuing operations
  before cumulative effect of a change
  in accounting principle...............    (3,260)    (1,001)    (3,089)    (7,745)     3,312
Loss from discontinued tube operation,
  net of income tax benefit (b).........        --     (2,641)      (559)      (976)      (153)
Income (loss) before cumulative effect
  of a change in accounting principle...    (3,260)    (3,642)    (3,648)    (8,721)     3,159
Cumulative effect of a change in
  accounting principle, net of income
  tax benefit (c).......................        --     (2,117)        --         --         --
Net income (loss).......................  ($ 3,260)  ($ 5,759)  ($ 3,648)  ($ 8,721)  $  3,159
Basic and diluted net income (loss) per
  share (d).............................  ($  0.34)  ($  0.60)  ($  0.38)  ($  0.90)  $   0.30
Weighted average shares
  outstanding -- basic..................     9,646      9,637      9,588      9,677     10,452
BALANCE SHEET DATA:
Current assets (e)......................  $155,794   $162,686   $117,240   $103,837   $137,513
Current liabilities.....................    42,574     43,962     32,455     32,672     36,248
Working capital (e).....................   113,220    118,724     84,785     71,165    101,265
Total assets (e)........................   249,002    262,911    235,386    224,929    267,007
Total debt (e)..........................    97,797    106,793     84,499     68,009     93,426
Shareholders' equity....................   112,236    115,495    121,243    124,920    136,820

---------------

(a) Net sales generated from toll tons sold represented less than 3% of consolidated net sales for all years presented.

(b) In June 2002, the Company decided to close its unprofitable tube processing operation (Tubing) in Cleveland, Ohio. In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," Tubing has been accounted for as a discontinued operation. As a result, Tubing's after-tax losses are shown separate from the Company's results from continuing operations.

(c) As a result of the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," the Company wrote-off its entire goodwill amount in 2002 as a cumulative effect of a change in accounting principle.

(d) Calculated by dividing net income (loss) by weighted average shares outstanding. There was no dilution for any of the periods presented.

(e) 2000 and 1999 reflect the sale of $48,000 and $52,000, respectively, of accounts receivable under the Company's former accounts receivable securitization program which was terminated in June 2001.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company's results of operations are affected by numerous external factors, such as general business, economic and political conditions, steel pricing and availability, customer demand for steel, labor costs, production levels, competition, steel import levels, import duties and tariffs, currency exchange rates, and layoffs or work stoppages by suppliers' or customers' personnel.

     Olympic sells a broad range of products, many of which have different gross profits. Products that have more value-added processing generally have a greater gross profit. Accordingly, the Company's overall gross profit is affected by product mix and the amount of processing performed, as well as volatility in selling prices and material purchase costs. In 2003, gross profits declined primarily as a result of competitive pressures attributable to weak demand for steel during most of 2003 coupled with selling higher-priced steel purchased during tight supply conditions experienced in 2002. During the first half of 2004 the Company anticipates higher gross profits, resulting from its use of inventoried steel purchased prior to the recent increases in steel prices. As the year continues and the Company replenishes its inventories, the Company expects its gross profit to decrease from that anticipated during the first half of the year.

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

     The Company's two joint ventures include: Olympic Laser Processing (OLP), a company that processes laser welded sheet steel blanks for the automotive industry; and G.S.P., LLC (GSP), a certified Minority Business Enterprise company supporting the flat-rolled steel requirements of the automotive industry. The Company's 50% interest in OLP and 49% interest in GSP are accounted for under the equity method. The Company guarantees portions of outstanding debt under both of the joint venture companies' bank credit facilities. As of December 31, 2003, Olympic guaranteed 50% of OLP's $16.4 million and 49% of GSP's $1.7 million of outstanding debt on a several basis.

     In 2002, the Company closed its unprofitable tube processing operation (Tubing) in Cleveland, Ohio. In accordance with Statement of Financial Accounting Standards No. 144 (SFAS No. 144), "Accounting for the Impairment or Disposal of Long-Lived Assets," Tubing has been accounted for as a discontinued operation. As a result, Tubing's after-tax operating losses of $1.0 million in 2002 and $559 thousand in 2001 are shown separate from the Company's results from continuing operations. In addition, a $1.6 million after-tax charge for the costs of the Tubing closure is included in the 2002 consolidated statement of operations. This non-cash charge primarily relates to the write down of Tubing's property and equipment to estimated fair value less costs to sell in accordance with SFAS No. 144. The fair value of the Tubing property and equipment was determined by independent appraisal. In December 2002, the Company sold the Tubing equipment for $1.3 million (its approximate appraised and net book value) and used the proceeds from the sale to reduce debt. The Tubing real estate is recorded as "Assets Held for Sale" on the accompanying December 31, 2003 consolidated balance sheet for $637 thousand.

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

Income Taxes

     The Company records operating loss and tax credit carryforwards and the estimated effect of temporary differences between the tax basis of assets and liabilities and the reported amounts in its consolidated balance sheets. The Company follows detailed guidelines in each tax jurisdiction when reviewing tax assets recorded on the balance sheet and provides for valuation allowances as required. Deferred tax assets are reviewed for recoverability based on historical taxable income, the expected reversals of existing temporary differences, tax planning strategies, and projections of future taxable income. The projections of future taxable income require assumptions regarding volume, selling prices, gross profits, expense levels and industry cyclicality. If the Company is unable to generate sufficient future taxable income in certain tax jurisdictions, the Company will be required to record a valuation allowance against its deferred tax assets.

Revenue Recognition

     Revenue is recognized in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin No. 104, "Revenue Recognition." For both direct and toll shipments, revenue is recognized when steel is shipped to the customer and title is transferred. Sales returns and allowances are treated as reductions to sales and are provided for based on historical experience and current estimates and are immaterial to the consolidated financial statements.

RESULTS OF OPERATIONS

     The following table sets forth certain income statement data expressed as a percentage of net sales:

                                                      2003     2002     2001
                                                     ------   ------   ------
Net sales..........................................  100.00   100.00   100.00
Cost of materials sold.............................   78.87    76.10    74.62
                                                     ------   ------   ------
  Gross profit.....................................   21.13    23.90    25.38
Operating expenses.................................   21.10    22.63    24.67
                                                     ------   ------   ------
  Operating income.................................    0.03     1.27      .71
Income (loss) from joint ventures..................   (0.21)    0.13    (0.04)
Financing costs....................................    0.88     1.76     1.91
                                                     ------   ------   ------
  Loss from continuing operations before income
     taxes and cumulative effect of a change in
     accounting principle..........................   (1.06)   (0.36)   (1.24)
Income tax benefit.................................    0.37     0.14     0.48
                                                     ------   ------   ------
  Loss from continuing operations before cumulative
     effect of a change in accounting principle....   (0.69)   (0.22)   (0.76)
Discontinued operations............................      --    (0.57)   (0.14)
                                                     ------   ------   ------
  Loss before cumulative effect of a change in
     accounting principle..........................   (0.69)   (0.79)   (0.90)
Cumulative effect of a change in accounting
  principle........................................      --    (0.46)      --
                                                     ------   ------   ------
  Net loss.........................................   (0.69)   (1.25)   (0.90)
                                                     ======   ======   ======

2003 COMPARED TO 2002

     Tons sold increased 2.0% to 1.18 million in 2003 from 1.16 million in 2002. Tons sold in 2003 included 996 thousand from direct sales and 185 thousand from toll processing, compared with 1.0 million from direct sales and 154 thousand from toll processing in 2002. The Company experienced a significant increase in customer demand in the fourth quarter of 2003, which has continued into the first quarter of 2004.

     Net sales increased $13.2 million, or 2.9%, to $472.5 million in 2003 from $459.4 million in 2002. Average selling prices increased 0.9% in 2003 from 2002.

     As a percentage of net sales, gross profit decreased to 21.1% in 2003 from 23.9% in 2002. The gross profit decline was primarily the result of competitive pressures attributable to weak demand for steel during most of 2003 coupled with selling higher-priced steel purchased during tight supply conditions experienced in 2002.

     Operating expenses decreased $4.2 million, or 4.1%, to $99.7 million in 2003 from $103.9 million in 2002. As a percentage of net sales, operating expenses in 2003 decreased to 21.1% from 22.6% in 2002. On a per ton sold basis, operating expenses in 2003 decreased to $84.39 from $89.73 in 2002. Operating expenses in 2003 included $4.0 million of bad debt expense (recorded as a component of "Selling" expense on the Consolidated Statements of Operations) compared to $1.1 million of bad debt expense in 2002. The increase in bad debt expense primarily related to a receivable from a customer that unexpectedly filed for bankruptcy protection in December 2003, which was deemed uncollectible. Operating expenses in 2002 included a $1.7 million accelerated depreciation charge for previously capitalized software development costs associated with suspension of the Company's internal business system development project.

     The Company's share of losses from its OLP and GSP joint ventures totaled $1.0 million in 2003, compared to income of $606 thousand in 2002. The Company's share of OLP's loss totaled $863 thousand in 2003, compared to income of $721 thousand in 2002. OLP's earnings declined in 2003 as a result of lower than expected program sales, a decline in higher margin prototype sales, laser equipment downtime and related additional labor costs. The Company's share of GSP's loss totaled $149 thousand in 2003, compared to $115 thousand in 2002. GSP's loss increased as a result of higher priced inventory which was not fully offset by price increases to customers.

     Financing costs decreased $3.9 million, or 48.5%, to $4.2 million in 2003 from $8.1 million in 2002. The decrease is primarily the result of a $2.1 million charge recorded in 2002 to write-off deferred financing fees related to the Company's refinancing. The Company's new credit facility, as well as a decline in the federal funds rate, also contributed to the decreased financing costs. The Company's average borrowing rate decreased to 4.6% in 2003 from 5.7% in 2002. Average borrowing levels increased approximately $4.5 million between years.

     Loss from continuing operations before income taxes and cumulative effect of a change in accounting principle totaled $5.0 million in 2003 compared to $1.6 million in 2002. An income tax benefit of 34.8% and 38.5% was recorded in 2003 and 2002, respectively. The decline in the effective income tax rate was primarily attributable to a lower federal statutory rate, expiration of certain state tax credits, and the impact of non-deductible expenses on a lower taxable loss base.

     Loss from the discontinued Tubing operation, net of a 38.5% income tax benefit, totaled $1.0 million in 2002. Loss on disposition of the discontinued Tubing operation, net of a 38.5% income tax benefit, totaled $1.6 million in 2002. This non-cash charge primarily related to the write down of Tubing's property and equipment to estimated fair value less costs to sell.

     Included in the Company's 2002 net loss is an after-tax charge of $2.1 million from the Company's adoption of Financial Accounting Standards Board Statement No. 142 (SFAS No. 142), "Goodwill and Other Intangible Assets."

     Net loss totaled $3.3 million, or $.34 per share in 2003, compared to a net loss of $5.8 million, or $.60 per share in 2002.

     The 2002 net loss included the non-cash, after-tax effects of $1.0 million for accelerated depreciation, $1.3 million for accelerated deferred financing fee amortization, $1.6 million to write-down Tubing's property and equipment, and $2.1 million to write-off goodwill.

     Basic weighted average shares outstanding totaled 9.6 million in both 2003 and 2002.

2002 COMPARED TO 2001

     Tons sold increased 8.6% to 1.16 million in 2002 from 1.07 million in 2001. Tons sold in 2002 included 1.0 million from direct sales and 154 thousand from toll processing, compared with 936 thousand from direct sales and 131 thousand from toll processing in 2001. The increases in direct and toll tons sold were primarily attributable to the Company's automotive customer base.

     Net sales increased $54.6 million, or 13.5%, to $459.4 million in 2002 from $404.8 million in 2001. Average selling prices increased 4.5% in 2002 from 2001.

     As a percentage of net sales, gross profit decreased to 23.9% in 2002 from 25.4% in 2001. The gross profit decline was the result of significant increases in the Company's material purchase costs experienced during the first 9 months of 2002. Material costs increased as a result of tightening steel supply caused by the idling or closure of domestic steel production facilities as well as U.S. government imposed import restrictions placed on certain steel products. Although the Company was generally successful in passing on price increases to its customers, competitive pressures on pricing in its market segments resulted in lower gross profits compared to 2001.

     Operating expenses increased $4.1 million, or 4.1%, to $103.9 million in 2002 from $99.9 million in 2001. Operating expenses in 2002 included a $1.7 million accelerated depreciation charge for previously capitalized software development costs associated with suspension of the Company's internal business system development project. Excluding this charge, operating expenses in 2002 increased 2.4% from 2001, primarily as a result of increased sales volumes. As a percentage of net sales, operating expenses in 2002 decreased to 22.6% from 24.7% in the comparable 2001 period. On a per ton sold basis, operating expenses in 2002 decreased to $89.73 from $93.60 in 2001. Excluding the accelerated depreciation charge, operating expenses totaled 22.3% of net sales or $88.30 per ton sold in 2002.

     The Company's share of income from its OLP and GSP joint ventures totaled $606 thousand in 2002, compared to a loss of $160 thousand in 2001. The Company's share of OLP's income totaled $721 thousand in 2002, compared to a loss of $192 thousand in 2001. The Company's share of GSP's loss totaled $115 thousand in 2002, compared to income of $32 thousand in 2001.

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

     The 2002 net loss included the non-cash, after-tax effects of $1.0 million for accelerated depreciation, $1.3 million for accelerated deferred financing fee amortization, $1.6 million to write-down Tubing's property and equipment, and $2.1 million to write-off goodwill.

     Basic weighted average shares outstanding totaled 9.6 million in both 2002 and 2001.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal capital requirements are to fund its working capital needs, the purchase and upgrading of processing equipment and facilities, and its investments in joint ventures. The Company uses cash generated from operations, leasing transactions, and its credit facility to fund these requirements.

     Working capital at December 31, 2003 decreased $5.5 million from the end of 2002. The decrease is primarily attributable to a $9.1 million decrease in inventory and a $4.0 million decrease in prepaid expenses offset by an $8.9 million increase in accounts receivable. The accounts receivable increase and inventory decrease were primarily the result of increased sales levels experienced during the last three months of 2003. Prepaid expenses declined due to a $1.9 million reduction in the Company's deferred tax asset as a result of an income tax refund, and a $1.6 million reimbursement of deposits made in 2002 for new equipment that was subsequently leased. Prepaid expenses and other on the consolidated balance sheets declined an additional $2.6 million due to an escrow deposit made in 2002 to prepay industrial revenue bonds, which was applied to long-term debt in 2003.

This item is reflected under cash flows from financing activities on the consolidated statements of cash flows in 2003 and 2002.

     Net cash from operating activities primarily represents net losses plus non-cash charges for depreciation, amortization and income or losses from joint ventures, as well as changes in working capital. During 2003, $12.1 million of net cash was generated from operating activities, consisting of $4.5 million of cash generated from earnings and non-cash items and $7.6 million of cash from working capital purposes.

     Net cash used for investing activities in 2003 totaled $1.5 million, consisting of $836 thousand of capital spending and $2.0 million of cash contributed to OLP, offset by $1.3 million of proceeds from the disposition of the Company's discontinued Tubing operation equipment. Capital spending in 2003 was limited to upgrades to the Company's existing buildings and equipment and information technology. Capital spending for 2004 is expected to be less than $5 million.

     Net cash used for financing activities totaled $9.2 million, and primarily consisted of scheduled principal repayments under the Company's debt agreements and paydowns on the Company's revolving credit agreement

     On December 30, 2002, the Company refinanced its 3-year, $125 million secured financing agreement (the Refinanced Credit Facility) with a new 3-year, $132 million secured bank-financing agreement (the New Credit Facility). Funding under the New Credit Facility occurred on January 2, 2003, and proceeds were used to pay off outstanding borrowings under the Refinanced Credit Facility, certain industrial revenue bonds and term debt.

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

     The New Credit Facility requires the Company to comply with various covenants, the most significant of which include: (i) minimum excess availability of $10 million, tested monthly, (ii) a minimum fixed charge coverage ratio of 1.25, and maximum leverage ratio of 1.75, which are tested quarterly, (iii) restrictions on additional indebtedness, and (iv) limitations on capital expenditures. The Company obtained a waiver for non-compliance with its fixed charge coverage ratio at December 31, 2003. The failure to comply was primarily the result of a bad debt charge related to a receivable from a customer that unexpectedly filed for bankruptcy protection in December 2003, which was deemed uncollectible. The waiver allows the Company to exclude the bad debt charge from all future fixed charge coverage tests. At December 31, 2003 availability under the New Credit Facility totaled $27.4 million.

     The Company incurred $2.2 million of New Credit Facility closing fees and expenses, which have been capitalized and included in "Deferred Financing Fees, Net" on the Company's consolidated balance sheets. These costs are amortized to interest and other expense on debt over the 3-year term of the agreement.

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

CONTRACTUAL OBLIGATIONS

     The following table reflects the Company's contractual obligations as of December 31, 2003. Open purchase orders for raw materials and supplies used in the normal course of business have been excluded from the following table.

CONTRACTUAL OBLIGATIONS                                                                2008 AND
(AMOUNTS IN THOUSANDS)                            2004     2005      2006     2007    THEREAFTER
-----------------------                          ------   -------   ------   ------   ----------
Credit facility revolver.......................  $   --   $55,537   $   --   $   --     $   --
Term loans and IRB's...........................   4,877    34,058      513      539      2,273
Operating leases...............................   1,362       757      687      576        986
                                                 ------   -------   ------   ------     ------
  Total contractual obligations................  $6,239   $90,352   $1,200   $1,115     $3,259
                                                 ======   =======   ======   ======     ======

     As of December 31, 2003, Olympic guaranteed 50% of OLP's $16.4 million and 49% of GSP's $1.7 million of outstanding debt on a several basis. These guarantees were a requirement of the joint venture companies financing agreements.

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In October 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 144 (SFAS No. 144), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 provides a single, comprehensive accounting model for impairment and disposal of long-lived assets and discontinued operations. The Company adopted SFAS No. 144 on January 1, 2002. See Note 2, "Discontinued Operations," for the impact of adoption of SFAS No. 144 on the Company's financial statements.

     In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (SFAS No. 146), "Accounting for Exit or Disposal Activities." SFAS No. 146 addresses issues related to the recognition, measurement, and reporting of costs associated with exit and disposal activities including restructuring activities. SFAS No. 146 requires liabilities associated with exit or disposal activities to be expensed as incurred and will impact the timing of recognition for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on the Company's financial statements.

     In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others." The interpretation requires that upon issuance of a guarantee, the entity must recognize a liability for the fair value of the obligation it assumes under that obligation. The Company adopted the disclosure provisions of FIN 45 effective for the year ended December 31, 2002. The provisions for initial recognition and measurement of guarantees became effective for the Company beginning January 1, 2003. The adoption of the recognition provision of FIN 45 did not have a material impact on the Company's financial statements.

     In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or in which equity investors do not bear the residual economic risks. The interpretation was immediately applicable to variable interest entities (VIE's) created after January 31, 2003, and to VIE's in which an enterprise obtains an interest after that date. As originally issued, it applied in the fiscal year or interim period beginning after June 15, 2003, to VIE's in which an enterprise holds a variable interest that was acquired before February 1, 2003. In October 2003, the FASB issued FASB Staff Position No. 46-6, which defers the effective date for FIN 46 to the first interim or annual period ending after March 15, 2004 for non-special-purpose entity VIE's created before February 1, 2003. The Company is evaluating the impact of the adoption of FIN 46 on its financial statements.

     ITEM 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company's business has been impacted by decreasing volumes and fluctuating prices starting in the second half of 2000 and continuing through the third quarter of 2003, due to softening demand from customers in the manufacturing sector of the U.S. economy and domestic steel mill consolidation. Since the fourth quarter of 2003, the Company has experienced an increase in demand and prices for its products. The Company is unable to predict the duration of the current upturn in the economic cycle. Since the beginning of 2004, steel producers have significantly increased prices and have imposed significant material surcharges, and there are indications of impending material shortages. Although the Company has generally been successful in passing the increased costs and surcharges on to its customers, it is possible that the Company may not be able to obtain all the material required by its customers or pass the increased material costs fully to its customers due to the competitive nature of the business. The Company is working closely with both customers and suppliers to minimize any negative impact.

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

     Olympic's primary interest rate risk exposure results from variable rate debt. If interest rates were to increase 100 basis points (1.0%) from December 31, 2003 rates, and assuming no changes in debt from December 31, 2003 levels, the additional annual interest expense to the Company would be approximately $1.0 million. The Company currently does not hedge its exposure to variable interest rate risk. However, the Company has the option to enter into 30 to 180 day fixed base rate EURO loans under the New Credit Facility.

                         REPORT OF INDEPENDENT AUDITORS

To the Shareholders and
the Board of Directors of
Olympic Steel, Inc.:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Olympic Steel, Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill and the impairment and disposal of long-lived assets effective January 1, 2002.

                                          PricewaterhouseCoopers LLP

Cleveland, Ohio
February 9, 2004

ITEM 8.  FINANCIAL STATEMENTS

                              OLYMPIC STEEL, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001
                     (in thousands, except per share data)

                                                                2003       2002       2001
                                                              --------   --------   --------
Net sales...................................................  $472,548   $459,384   $404,803
Cost of materials sold......................................   372,692    349,608    302,063
                                                              --------   --------   --------
  Gross profit..............................................    99,856    109,776    102,740
Operating expenses
  Warehouse and processing..................................    33,127     35,686     35,089
  Administrative and general................................    22,901     24,008     24,506
  Distribution..............................................    16,538     17,319     15,524
  Selling...................................................    14,867     12,884     11,853
  Occupancy.................................................     3,936      3,944      4,110
  Depreciation and amortization.............................     8,321     10,097      8,787
                                                              --------   --------   --------
     Total operating expenses...............................    99,690    103,938     99,869
                                                              --------   --------   --------
  Operating income..........................................       166      5,838      2,871
Income (loss) from joint ventures...........................    (1,012)       606       (160)
                                                              --------   --------   --------
  Income (loss) before financing costs and income taxes.....      (846)     6,444      2,711
Interest and other expense on debt..........................     4,155      8,071      6,473
Receivable securitization expense...........................        --         --      1,260
                                                              --------   --------   --------
     Total financing costs..................................     4,155      8,071      7,733
  Loss from continuing operations before income taxes and
     cumulative effect of a change in accounting
     principle..............................................    (5,001)    (1,627)    (5,022)
Income tax benefit..........................................     1,741        626      1,933
                                                              --------   --------   --------
  Loss from continuing operations before cumulative effect
     of a change in accounting principle....................    (3,260)    (1,001)    (3,089)
Discontinued operations:
  Loss from discontinued tube operation, net of income tax
     benefit of $653 in 2002 and $350 in 2001...............        --     (1,042)      (559)
  Loss on disposition of discontinued tube operation, net of
     income tax benefit of $1,001...........................        --     (1,599)        --
                                                              --------   --------   --------
Loss before cumulative effect of a change in accounting
  principle.................................................    (3,260)    (3,642)    (3,648)
  Cumulative effect of a change in accounting principle, net
     of income tax benefit of $1,298........................        --     (2,117)        --
                                                              --------   --------   --------
Net loss....................................................  $ (3,260)  $ (5,759)  $ (3,648)
                                                              ========   ========   ========
Basic and diluted net loss per share:
  Loss from continuing operations...........................  $  (0.34)  $  (0.10)  $  (0.32)
  Loss from discontinued operations.........................        --      (0.28)     (0.06)
  Cumulative effect of a change in accounting principle.....        --      (0.22)        --
                                                              --------   --------   --------
Net loss per share..........................................  $  (0.34)  $  (0.60)  $  (0.38)
                                                              ========   ========   ========
Weighted average shares outstanding -- basic................     9,646      9,637      9,588

        The accompanying notes are an integral part of these statements.

                              OLYMPIC STEEL, INC.
                          CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2003 AND 2002
                                 (in thousands)

                                                                2003       2002
                                                              --------   --------
                           ASSETS
Cash........................................................  $  3,087   $  1,736
Accounts receivable, net....................................    56,501     48,877
Inventories.................................................    92,775    101,837
Prepaid expenses and other..................................     2,794      9,399
Assets held for sale........................................       637        837
                                                              --------   --------
  Total current assets......................................   155,794    162,686
                                                              --------   --------
Property and equipment, at cost.............................   152,085    151,563
Accumulated depreciation....................................   (62,303)   (54,240)
                                                              --------   --------
  Net property and equipment................................    89,782     97,323
                                                              --------   --------
Investments in joint ventures...............................     1,625        637
Deferred financing fees, net................................     1,801      2,265
                                                              --------   --------
  Total assets..............................................  $249,002   $262,911
                                                              ========   ========
                        LIABILITIES
Current portion of long-term debt...........................  $  4,877   $  6,973
Accounts payable............................................    31,345     28,665
Accrued payroll.............................................     2,772      2,498
Other accrued liabilities...................................     3,580      5,826
                                                              --------   --------
  Total current liabilities.................................    42,574     43,962
                                                              --------   --------
Credit facility revolver....................................    55,537     57,560
Term loans..................................................    33,629     38,056
Industrial revenue bonds....................................     3,754      4,204
                                                              --------   --------
  Total long-term debt......................................    92,920     99,820
                                                              --------   --------
Deferred income taxes.......................................     1,272      3,634
                                                              --------   --------
  Total liabilities.........................................   136,766    147,416
                                                              --------   --------
                    SHAREHOLDERS' EQUITY
Preferred stock, without par value, 5,000 shares authorized,
  no shares issued or outstanding...........................        --         --
Common stock, without par value, 20,000 shares authorized,
  9,650 and 9,643 issued and outstanding after deducting
  1,042 and 1,049 shares in treasury at December 31, 2003
  and 2002, respectively....................................    99,790     99,766
Officer note receivable.....................................      (749)      (726)
Retained earnings...........................................    13,195     16,455
                                                              --------   --------
  Total shareholders' equity................................   112,236    115,495
                                                              --------   --------
  Total liabilities and shareholders' equity................  $249,002   $262,911
                                                              ========   ========

      The accompanying notes are an integral part of these balance sheets.

                              OLYMPIC STEEL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                                 (in thousands)

                                                               2003       2002       2001
                                                              -------   --------   --------
Cash flows from operating activities:
  Net loss..................................................  $(3,260)  $ (5,759)  $ (3,648)
  Adjustments to reconcile net loss to net cash from
     operating activities -- Depreciation and
     amortization...........................................    9,060     13,852     10,084
       Loss on disposition of discontinued tube operation,
          net of tax........................................       --      1,599         --
       Loss (income) from joint ventures....................    1,012       (606)       160
       Loss on disposition of property and equipment........       38        185         --
       Cumulative effect of a change in accounting
          principle, net of tax.............................       --      2,117         --
       Long-term deferred income taxes......................   (2,362)     3,958     (2,593)
                                                              -------   --------   --------
                                                                4,488     15,346      4,003
Changes in working capital:
  Accounts receivable.......................................   (8,922)    (8,899)   (33,494)
  Inventories...............................................    9,062    (29,550)    17,117
  Prepaid expenses and other................................    4,015     (3,295)    (1,922)
  Accounts payable..........................................    2,680      8,522      1,745
  Accrued payroll and other accrued liabilities.............   (1,771)       921       (687)
                                                              -------   --------   --------
                                                                5,064    (32,301)   (17,241)
                                                              -------   --------   --------
     Net cash from (used for) operating activities..........    9,552    (16,955)   (13,238)
                                                              -------   --------   --------
Cash flows from investing activities:
  Capital expenditures......................................     (836)    (1,490)    (2,635)
  Proceeds from disposition of property and equipment.......    1,292      1,615         --
  Investments in joint ventures.............................   (2,000)        --     (1,012)
                                                              -------   --------   --------
     Net cash from (used for) investing activities..........   (1,544)       125     (3,647)
                                                              -------   --------   --------
Cash flows from financing activities:
  Credit facility revolver borrowings (payments), net.......   (2,023)    33,201     (4,063)
  Scheduled repayments of long-term debt....................   (6,973)    (4,786)    (5,600)
  Repayments of refinanced debt.............................       --    (48,121)   (19,800)
  Proceeds from debt refinancings...........................       --     42,000     45,953
  Escrowed cash restricted for payment of debt..............    2,590     (2,590)        --
  Credit facility closing fees and expenses.................     (275)    (2,225)        --
  Proceeds from exercise of stock options and employee stock
     purchases..............................................       24         33         --
                                                              -------   --------   --------
     Net cash from (used for) financing activities..........   (6,657)    17,512     16,490
                                                              -------   --------   --------
Cash:
  Net change................................................    1,351        682       (395)
  Beginning balance.........................................    1,736      1,054      1,449
                                                              -------   --------   --------
  Ending balance............................................  $ 3,087   $  1,736   $  1,054
                                                              =======   ========   ========

        The accompanying notes are an integral part of these statements.

                              OLYMPIC STEEL, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                                 (in thousands)

                                                              COMMON    OFFICER NOTE   RETAINED
                                                               STOCK     RECEIVABLE    EARNINGS
                                                              -------   ------------   --------
Balance at December 31, 2000................................  $99,058      $  --       $25,862
  Net loss..................................................       --         --        (3,648)
  Issuance of stock to officer..............................      675       (675)           --
  Interest on officer note..................................       --        (29)           --
                                                              -------      -----       -------
Balance at December 31, 2001................................   99,733       (704)       22,214
  Net loss..................................................       --         --        (5,759)
  Interest on officer note..................................       --        (34)           --
  Payment of interest on officer note.......................       --         12            --
  Exercise of stock options and employee stock purchases (12
     shares)................................................       33         --            --
                                                              -------      -----       -------
Balance at December 31, 2002................................   99,766       (726)       16,455
  Net loss..................................................       --         --        (3,260)
  Interest on officer note..................................       --        (35)           --
  Payment of interest on officer note.......................       --         12            --
  Exercise of stock options and employee stock purchases (7
     shares)................................................       24         --            --
                                                              -------      -----       -------
Balance at December 31, 2003................................  $99,790      $(749)      $13,195
                                                              =======      =====       =======

        The accompanying notes are an integral part of these statements.

                              OLYMPIC STEEL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001
           (dollars in thousands, except share and per share amounts)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of Olympic Steel, Inc. and its wholly-owned subsidiaries (collectively the Company or Olympic), after elimination of intercompany accounts and transactions. Investments in the Company's joint ventures are accounted for under the equity method. Certain amounts in the 2002 and 2001 consolidated financial statements have been reclassified to conform with the current year presentation with no effect on net income or shareholders' equity.

NATURE OF BUSINESS

     The Company is a North American steel service center with 49 years of experience in specialized processing and distribution of large volumes of carbon, coated carbon and stainless steel, flat-rolled sheet, and coil and plate products from 12 facilities in eight midwestern and eastern states. The Company operates as one business segment.

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

CONCENTRATION RISKS

     The Company is a major customer of flat-rolled coil and plate steel for many of its principal suppliers, but is not dependent on any one supplier. The Company purchased approximately 27% and 11% of its total steel requirements from its single largest supplier in 2003 and 2002, respectively. The increased concentration is the result of domestic steel mill consolidation in 2003.

     The Company has a diversified customer and geographic base, which reduces the inherent risk and cyclicality of its business. The concentration of net sales to the Company's top 20 customers approximated 32% of net sales in 2003 compared to 26% in 2002. In addition, the Company's largest customer accounted for approximately 5% of net sales in 2003 and 4% in 2002. Sales to the three largest U.S. automobile manufacturers and their suppliers, made principally by the Company's Detroit operation, and sales to other steel service centers, accounted for approximately 14% and 11%, respectively, of the Company's net sales in 2003, and 17% and 13% of net sales in 2002.

INVENTORIES

     Inventories are stated at the lower of cost or market and include the costs of purchased steel, inbound freight, external processing, and applicable labor and overhead costs related to internal processing. Cost is determined using the specific identification method.

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

INCOME TAXES

     The Company records operating loss and tax credit carryforwards and the estimated effect of temporary differences between the tax basis of assets and liabilities and the reported amounts in its consolidated balance sheets. The Company follows detailed guidelines in each tax jurisdiction when reviewing tax assets recorded on the balance sheet and provides for valuation allowances as required. If the Company were to continue to incur losses before taxes in 2004, it would be necessary to reassess the need for a valuation allowance.

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

     The following table presents a comparison of the 2003 results to 2002 and 2001 results adjusted to exclude goodwill amortization expense:

                                                        YEARS ENDED DECEMBER 31,
                                                 --------------------------------------
                                                    2003          2002          2001
                                                 ----------    ----------    ----------
                                                 (in thousands, except per share data)
Loss before cumulative effect of a change in
  accounting principle.........................   $(3,260)      $(3,642)      $(3,648)
Cumulative effect of a change in accounting
  principle, net of tax........................        --        (2,117)           --
Reported net loss..............................    (3,260)       (5,759)       (3,648)
Addback: goodwill amortization, net of tax.....        --            --            64
                                                  -------       -------       -------
Adjusted net loss..............................   $(3,260)      $(5,759)      $(3,584)
                                                  =======       =======       =======
Basic and diluted net loss per share:
Loss before cumulative effect of a change in
  accounting principle.........................   $  (.34)      $  (.38)      $  (.38)
Cumulative effect of a change in accounting
  principle, net of tax........................        --          (.22)           --
                                                  -------       -------       -------
Reported net loss per share....................      (.34)         (.60)         (.38)
Addback: goodwill amortization, net of tax.....        --            --           .01
Adjusted net loss per share....................   $  (.34)      $  (.60)      $  (.37)
                                                  =======       =======       =======

REVENUE RECOGNITION

     Revenue is recognized in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin No. 104, "Revenue Recognition." For both direct and toll shipments, revenue is recognized when steel is shipped to the customer and title is transferred. Sales returns and allowances are treated as reductions to sales and are provided for based on historical experience and current estimates and are immaterial to the consolidated financial statements.

SHIPPING AND HANDLING FEES AND COSTS

     The Company classifies all amounts billed to a customer in a sales transaction related to shipping and handling as revenue. Additionally, the Company classifies costs incurred for shipping and handling to the customer as "Distribution" expense in its consolidated statements of operations.

IMPAIRMENT

     The Company evaluates the recoverability of long-lived assets, other than goodwill, and the related estimated remaining lives whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Events or changes in circumstances which could trigger an impairment review include significant underperformance relative to the expected historical or projected future operating results, significant changes in the manner of the use of the acquired assets or the strategy for the overall business or significant negative industry or economic trends. The Company records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed in accordance with Statement of Financial Accounting Standards No. 144 (SFAS No.
144), "Accounting for the Impairment or Disposal of Long-Lived Assets."

STOCK-BASED COMPENSATION

     Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation," encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company's stock-based employee compensation plans are described more fully in Note 10.

     If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date under SFAS No. 123, net loss and net loss per share would have increased by the amounts shown below:

                                                        YEARS ENDED DECEMBER 31,
                                                 --------------------------------------
                                                    2003          2002          2001
                                                 ----------    ----------    ----------
                                                 (in thousands, except per share data)
Net loss, as reported..........................   $(3,260)      $(5,759)      $(3,648)
Pro forma expense, net of tax..................      (239)         (134)         (262)
                                                  -------       -------       -------
Pro forma net loss.............................   $(3,499)      $(5,893)      $(3,910)
                                                  =======       =======       =======
Basic and diluted net loss per share:
  As reported..................................   $ (0.34)      $ (0.60)      $ (0.38)
                                                  =======       =======       =======
  Pro forma....................................   $ (0.36)      $ (0.61)      $ (0.41)
                                                  =======       =======       =======

SHARES OUTSTANDING AND EARNINGS PER SHARE

     Earnings per share for all periods presented have been calculated and presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Basic earnings per share excludes any dilutive effects of stock options and is calculated by dividing income available to common shareholders by the weighted average number of shares outstanding for the period. Diluted earnings per share is calculated including the dilutive effects of stock options. Basic and diluted weighted average shares outstanding were 9.6 million for all periods presented. Stock options to purchase 1,095,833 shares for 2003, 982,833 shares for

2002, and 885,833 for 2001, were not dilutive and therefore were not included in the computation of diluted net loss per share amounts.

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In October 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 144 (SFAS No. 144), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 provides a single, comprehensive accounting model for impairment and disposal of long-lived assets and discontinued operations. The Company adopted SFAS No. 144 on January 1, 2002. See Note 2, "Discontinued Operations," for the impact of adoption of SFAS No. 144 on the Company's financial statements.

     In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (SFAS No. 146), "Accounting for Exit or Disposal Activities." SFAS No. 146 addresses issues related to the recognition, measurement, and reporting of costs associated with exit and disposal activities including restructuring activities. SFAS No. 146 requires liabilities associated with exit or disposal activities to be expensed as incurred and will impact the timing of recognition for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on the Company's financial statements.

     In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others." The interpretation requires that upon issuance of a guarantee, the entity must recognize a liability for the fair value of the obligation it assumes under that obligation. The Company adopted the disclosure provisions of FIN 45 effective for the year ended December 31, 2002. The provisions for initial recognition and measurement of guarantees became effective for the Company beginning January 1, 2003. The adoption of the recognition provision of FIN 45 did not have a material impact on the Company's financial statements.

     In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or in which equity investors do not bear the residual economic risks. The interpretation was immediately applicable to variable interest entities (VIE's) created after January 31, 2003, and to VIE's in which an enterprise obtains an interest after that date. As originally issued, it applied in the fiscal year or interim period beginning after June 15, 2003, to VIE's in which an enterprise holds a variable interest that was acquired before February 1, 2003. In October 2003, the FASB issued FASB Staff Position No. 46-6, which defers the effective date for FIN 46 to the first interim or annual period ending after March 15, 2004 for non-special-purpose entity VIE's created before February 1, 2003. The Company is evaluating the impact of the adoption of FIN 46 on its financial statements.

2.  DISCONTINUED OPERATIONS:

     In 2002, the Company closed its unprofitable tube processing operation (Tubing) in Cleveland, Ohio. In accordance with SFAS No. 144, Tubing has been accounted for as a discontinued operation. As a result, Tubing's after-tax operating losses of $1,042 in 2002 and $559 in 2001 are shown separate from the Company's results from continuing operations. In addition, a $1,599 after-tax charge for the costs of the Tubing closure is included in the 2002 consolidated statement of operations. This non-cash charge primarily relates to the write down of Tubing's property and equipment to estimated fair value less costs to sell in accordance with SFAS No. 144. The fair value of the Tubing property and equipment was determined by independent appraisal. In December 2002, the Company sold the Tubing equipment for $1,275 (its approximate appraised and net book value) and used the proceeds from the sale to reduce debt. The Tubing real estate is recorded as "Assets Held for Sale" on the accompanying December 31, 2003 consolidated balance sheet for $637.

     Included in Tubing's 2002 operating loss is a before tax $700 charge ($431 after-tax) for liabilities primarily related to post-closure employee and tenancy costs. Tubing had approximately 30 salaried and hourly employees. The charge was recorded in accordance with EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." The reserve was fully utilized and all employees were severed prior to December 31, 2003. Substantially all of Tubing's working capital was liquidated prior to December 31, 2002.

     Operating results of discontinued operations were as follows:

                                                                   YEARS ENDED
                                                                  DECEMBER 31,
                                                                  ------------
                                                                2002        2001
                                                              ---------   ---------
                                                              (in thousands, except
                                                                 per share data)
Net sales...................................................   $ 3,766     $11,491
Loss before income taxes....................................    (1,695)       (909)
Loss from operations of discontinued tube operation, net of
  income tax benefit of $653 in 2002, and $350 in 2001......    (1,042)       (559)
Loss on disposition of discontinued tube operation, net of
  income tax benefit of $1,001..............................    (1,599)         --
Loss from discontinued operations...........................   $(2,641)    $  (559)
                                                               =======     =======
Basic and diluted net loss per share from discontinued
  operations................................................   $  (.28)    $  (.06)
                                                               =======     =======

3.  INVESTMENTS IN JOINT VENTURES:

     The Company and the United States Steel Corporation (USS) each own 50% of Olympic Laser Processing (OLP), a company that processes laser welded sheet steel blanks for the automotive industry. OLP's Michigan facility is equipped with three automated and two manual-feed laser-welding lines. The Company and USS have each contributed $5,300 in cash to capitalize OLP, and each guarantees, on a several basis, 50% of OLP's outstanding debt. OLP's credit facility is also supported by a $3,000 letter of credit by USS. OLP bank debt outstanding at December 31, 2003 totaled $16,359.

     The Company has a 49% ownership interest in G.S.P., LLC (GSP), a joint venture to support the flat-rolled steel requirements of the automotive industry as a Minority Business Enterprise. The Company has contributed $603 in cash to capitalize GSP. On April 1, 2002, Thomas A. Goss and Gregory F. Goss, executive officers of the Goss Group, Inc., an insurance enterprise, assumed 51% majority ownership interest from the venture's previous majority owners. GSP is a certified member of the Michigan Minority Business Development Council. The Company guarantees 49% of the outstanding debt under GSP's $3,880 demand note bank loan agreement. GSP bank debt outstanding at December 31, 2003 totaled $1,734.

     The following table sets forth selected data for the Company's OLP and GSP joint ventures:

                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                          ---------------------------------
INCOME STATEMENT DATA:                                      2003        2002        2001
----------------------                                    ---------   ---------   ---------
Net sales...............................................   $36,268     $31,067     $21,061
Gross profit............................................    11,553      11,392       7,578
Operating income (loss).................................    (1,294)      2,022         708
Net income (loss).......................................   $(2,031)    $ 1,208     $  (319)

                                                              AS OF DECEMBER 31,
                                                              -------------------
BALANCE SHEET DATA:                                             2003       2002
-------------------                                           --------   --------
Current assets..............................................  $ 6,918    $ 5,916
Net property and equipment..................................   20,151     18,310
Current liabilities.........................................    9,380      7,538
Long-term liabilities.......................................  $15,370    $16,337

     The Company's investments in joint ventures, accounted for under the equity method, totaled $1,625 and $637 December 31, 2003 and 2002, respectively.

4.  ACCOUNTS RECEIVABLE:

     Accounts receivable are presented net of allowances for doubtful accounts of $4,428 and $940 as of December 31, 2003 and 2002, respectively. Bad debt expense totaled $3,963 in 2003, $1,074 in 2002, and $979 in 2001. The increase in bad debt expense in 2003 related to uncollectible receivables primarily from a customer that unexpectedly filed for bankruptcy protection in December 2003.

     From 1995 to June 2001, the Company operated under an agreement to sell, on a revolving basis, through its wholly-owned subsidiary Olympic Steel Receivables LLC, an undivided interest in a designated pool of its trade accounts receivable. In connection with its June 2001 loan refinancing, the Company's accounts receivable securitization program was terminated, resulting in the repurchase of $42,000 of accounts receivable previously sold. In conjunction with the termination of the receivable securitization program, the Company no longer incurred receivable securitization expense on its consolidated statements of operations.

     The average receivable pool sold totaled $43,253 while the program was in effect in 2001. Costs of the program, which primarily consisted of the purchaser's financing cost of issuing commercial paper backed by the receivables, totaled $1,260 in 2001 and have been classified as "Receivable Securitization Expense" in the accompanying consolidated statements of operations. The program costs were based on commercial paper rates plus 65 basis points. The average program costs for 2001 were 5.9%.

5.  PROPERTY AND EQUIPMENT:

     Property and equipment consists of the following:

DECEMBER 31,                                                2003       2002
------------                                              --------   --------
Land and improvements...................................  $  9,833   $  9,800
Buildings and improvements..............................    54,603     54,594
Machinery and equipment.................................    75,983     75,432
Furniture and fixtures..................................     4,640      4,782
Computer equipment......................................     6,789      5,727
Vehicles................................................        63        145
Construction in progress................................       174      1,083
                                                          --------   --------
                                                           152,085    151,563
Less accumulated depreciation...........................   (62,303)   (54,240)
                                                          --------   --------
  Net property and equipment............................  $ 89,782   $ 97,323
                                                          ========   ========

     Construction in progress at December 31, 2003 primarily consisted of equipment upgrades. Construction in progress at December 31, 2002 primarily consisted of expenditures related to the Company's business process improvement project.

6.  DEBT:

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

     The New Credit Facility is collateralized by the Company's accounts receivable, inventories, and substantially all property and equipment. The New Credit Facility expires on December 15, 2005, with two additional annual extensions at the banks' option. Revolver borrowings are limited to the lesser of a borrowing base, comprised of eligible receivables and inventories, or $90,000 in the aggregate. The Company has the option to borrow based on the agent bank's base rate or Eurodollar Rates (EURO) plus a Premium. Components and interest rate options for the New Credit Facility were as follows at December 31, 2003:

COMPONENT                   AMORTIZATION                PREMIUM OVER BASE
---------            --------------------------   ------------------------------
$90,000 Revolver     Not applicable               0.25% on Prime Borrowings
                                                  2.25% on EURO Borrowings
$12,000 Equipment    $200 per month, commencing   0.75% on Prime Borrowings
Term Loan            February 2003                2.75% on EURO Borrowings
$30,000 Real Estate  $167 per month, commencing   0.75% on Prime Borrowings
Term Loan            February 2003                2.75% on EURO Borrowings

     A commitment fee is paid monthly on any unused portion of the New Credit Facility. Each quarter, the commitment fee and Premiums may increase or decrease based on the Company's debt service coverage performance. Interest on all borrowing options is paid monthly. The revolver interest rate approximated 3.6% on December 31, 2003.

     The New Credit Facility requires the Company to comply with various covenants, the most significant of which include: (i) minimum excess availability of $10,000, tested monthly, (ii) a minimum fixed charge coverage ratio of 1.25, and maximum leverage ratio of 1.75, which are tested quarterly,
(iii) restrictions on additional indebtedness, and (iv) limitations on capital expenditures. The Company obtained a waiver for non-compliance with its fixed charge coverage ratio at December 31, 2003. The failure to comply was primarily the result of a bad debt charge related to a receivable from a customer that unexpectedly filed for bankruptcy protection in December 2003, which was deemed uncollectible. The waiver allows the Company to exclude the bad debt charge from all future fixed charge coverage tests. At December 31, 2003 availability under the New Credit Facility totaled $27,419.

     The Company incurred $2,225 of New Credit Facility closing fees and expenses, which have been capitalized and included in "Deferred Financing Fees, Net" on the accompanying consolidated balance sheets. These costs are amortized to interest and other expense on debt over the 3-year term of the agreement.

     The credit facility revolver balance on the accompanying consolidated balance sheets includes $1,716 and $2,065 of checks issued that have not cleared the bank as of December 31, 2003 and 2002, respectively.

TERM LOANS

     The long-term portion of term loans at December 31, 2003 and 2002, consisted of the following:

                                    OPENING RATE      RATE
DESCRIPTION                          AT 1/2/03     AT 12/31/03    2003      2002
-----------                         ------------   -----------   -------   -------
Equipment Term Loan...............      4.1%          3.9%       $ 7,400   $ 9,800
Real Estate Term Loan.............      4.1%          3.9%        26,167    28,167
Other.............................      4.0%          4.0%            62        89
                                                                 -------   -------
                                                                 $33,629   $38,056
                                                                 =======   =======

INDUSTRIAL REVENUE BONDS

     The long-term portion of industrial revenue bonds (IRB's) at December 31, 2003 and 2002, consisted of the following:

                                                                  INTEREST
DESCRIPTION OF BONDS                                          RATE AT 12/31/03    2003     2002
--------------------                                          ----------------   ------   ------
$6,000 fixed rate bonds due 1999 through 2014...............        5.1%         $3,754   $4,204

     The accompanying December 31, 2002 consolidated balance sheet includes $2,590 of IRB principal as current portion of long-term debt for IRB's that were paid off in the first quarter of 2003 (prior to their due date). A corresponding escrow deposit of $2,651 was included in prepaid expenses to fund the IRB principal and interest payment.

7.  SCHEDULED DEBT MATURITIES, INTEREST, DEBT CARRYING VALUES:

     Scheduled maturities of all long-term debt for the years succeeding December 31, 2003 are $4,877 in 2004, $34,058 in 2005, $513 in 2006, $539 in
2007, $567 in 2008, and $1,706 thereafter. The overall effective interest rate for all debt amounted to 4.6% in 2003, 5.7% in 2002, and 8.8% in 2001. Interest paid totaled $3,155, $6,067, and $5,116 for the years ended December 31, 2003, 2002, and 2001, respectively. Average total debt outstanding was $95,943, $91,480, and $96,837 in 2003, 2002, and 2001, respectively. Amounts paid relative to the accounts receivable securitization program, which was terminated in June 2001, totaled $1,587 in 2001.

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

8.  INCOME TAXES:

     The components of the Company's benefit for income taxes from continuing operations were as follows:

                                                        2003    2002    2001
                                                       ------   ----   ------
Current:
  Federal............................................  $   --   $ --   $   10
  State and local....................................      --     --      105
                                                       ------   ----   ------
                                                           --     --      115
Deferred.............................................   1,741    626    1,818
                                                       ------   ----   ------
                                                       $1,741   $626   $1,933
                                                       ======   ====   ======

     The components of the Company's deferred income taxes at December 31 are as follows:

                                                            2003       2002
                                                          --------   --------
Deferred tax assets:
  Inventory.............................................  $    419   $    242
  Tax credit and net operating loss carryforward........    11,059      8,340
  Intangibles...........................................       911      1,345
  Allowance for doubtful accounts.......................       315        357
  Accrued expenses......................................       258      2,060
                                                          --------   --------
Total deferred tax assets...............................    12,962     12,344
                                                          --------   --------
Deferred tax liabilities:
  Property and equipment................................   (10,260)   (10,351)
  Partnership basis differences.........................    (1,132)    (1,118)
                                                          --------   --------
     Total deferred tax liabilities.....................   (11,392)   (11,469)
                                                          --------   --------
     Deferred tax assets, net...........................  $  1,570   $    875
                                                          ========   ========

     The following table reconciles the U.S. federal statutory rate (34.0% for 2003 and 35% for 2002 and 2001) to the Company's effective tax rate:

                                                           2003   2002   2001
                                                           ----   ----   ----
U.S. federal statutory rate..............................  34.0%  35.0%  35.0%
State and local taxes, net of federal benefit............   4.7    2.6    2.0
All other, net...........................................  (3.9)   0.9    1.5
                                                           ----   ----   ----
Effective income tax rate................................  34.8%  38.5%  38.5%
                                                           ====   ====   ====

     Net refunds of income taxes totaled $1,222 and $3,559 in 2003 and 2002, respectively. The Company has net operating loss carryforwards of $23,253, which begin expiring in the year ended December 31, 2020. If the Company were to continue to incur losses before taxes in 2004, it would be necessary to reassess the need for a valuation allowance.

9.  RETIREMENT PLANS:

     The Company's retirement plans consist of a profit-sharing plan and a 401(k) plan covering all non-union employees and two separate 401(k) plans covering all union employees.

     Company contributions to the non-union profit-sharing plan are discretionary amounts as determined annually by the Board of Directors. No profit sharing contributions were made in 2003, 2002, and 2001. The non-union 401(k) retirement plan allows eligible employees to contribute up to 10% of their W-2 earnings. The Company contribution is determined annually by the Board of Directors and is based on a percentage of eligible employees' contributions. The Company did not contribute to the non-union 401(k) retirement plan in 2003. In 2002 and 2001, the Company matched one half of each eligible employee's contribution.

     Company contributions for each of the last three years for the union plans were 3% of eligible W-2 wages plus one half of the first 4% of each employee's contribution.

     Retirement plan expense amounted to $314, $1,132, and $1,066 for the years ended December 31, 2003, 2002, and 2001, respectively.

10.  STOCK OPTIONS:

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

     Transactions under the Option Plan are as follows:

                                                                WEIGHTED AVERAGE
                                                     SHARES      EXERCISE PRICE
                                                    ---------   ----------------
Outstanding at December 31, 2000..................    441,833         8.75
  Granted (at exercise prices ranging from $1.97 -
     $2.63).......................................    502,000         2.21
  Forfeited.......................................    (58,000)        7.99
                                                    ---------         ----
Outstanding at December 31, 2001..................    885,833         5.09
  Granted (at exercise price of $5.28)............    147,000         5.28
  Exercised.......................................    (10,500)        2.91
  Forfeited.......................................    (39,500)        6.21
                                                    ---------         ----
Outstanding at December 31, 2002..................    982,833         5.10
  Granted (at exercise price of $3.50)............    136,000         3.50
  Exercised.......................................    ( 2,500)        2.63
  Forfeited.......................................    (20,500)        5.97
                                                    ---------         ----
Outstanding at December 31, 2003..................  1,095,833         4.89
                                                    =========         ====

     The weighted average fair value of options granted during 2003, 2002 and 2001 was $3.50, $5.28, and $2.21, respectively.

     The following table summarizes information about fixed-price stock options outstanding at December 31, 2003:

                         OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
           -----------------------------------------------   --------------------------
                       WEIGHTED AVERAGE       WEIGHTED                      WEIGHTED
EXERCISE   NUMBER OF      REMAINING       AVERAGE EXERCISE   NUMBER OF      AVERAGE
PRICE       SHARES     CONTRACTUAL LIFE        PRICE          SHARES     EXERCISE PRICE
--------   ---------   ----------------   ----------------   ---------   --------------
 $15.50      62,000       0.2 years            $15.50          62,000        $15.50
  15.50      10,000       1.1 years             15.50          10,000         15.50
  15.50      10,000       2.3 years             15.50          10,000         15.50
  14.63       8,000       3.3 years             14.63           8,000         14.63
   8.75     127,333       5.3 years              8.75         127,333          8.75
   4.84     127,667       6.3 years              4.84         127,667          4.84
   1.97     300,000       7.0 years              1.97         120,000          1.97
   2.38      50,000       7.1 years              2.38          20,000          2.38
   2.63     129,333       7.3 years              2.63          81,166          2.63
   5.28     135,500       8.3 years              5.28          45,167          5.28
   3.50     136,000       9.3 years              3.50              --          3.50

     In 1996, the Company adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," as the Company utilizes the intrinsic value method to account for stock-based employee compensation. SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and
Disclosure -- an amendment of FASB Statement No. 123" has amended SFAS No. 123, and the required disclosures are included herein.

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                           2003   2002   2001
                                                           ----   ----   ----
Risk free interest rate..................................  3.77%  5.13%  5.25%
Expected life in years...................................    10     10     10
Expected volatility......................................   .57    .57    .54
Expected dividend yield..................................     0%     0%     0%

11.  COMMITMENTS AND CONTINGENCIES:

     The Company leases certain warehouses, sales offices and machinery and equipment under long-term lease agreements. All leases are classified as operating and expire at various dates through 2010. In some cases the leases include options to extend. Rent expense was $1,527, $1,512, and $1,351 for the years ended December 31, 2003, 2002, and 2001, respectively.

     Future minimum lease payments as of December 31, 2003 are as follows:

2004........................................................   $1,362
2005........................................................      757
2006........................................................      687
2007........................................................      576
2008........................................................      449
Thereafter..................................................      537
                                                               ------
                                                               $4,368
                                                               ======

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

     As of December 31, 2003, Olympic guaranteed 50% of OLP's $16,359 and 49% of GSP's $1,734 of outstanding debt on a several basis. These guarantees were a requirement of the joint venture companies financing agreements.

     Approximately 226 of the Company's hourly plant personnel at its Minneapolis and Detroit facilities are represented by four separate collective bargaining units. In April 2003, the Company's collective bargaining agreement covering its Minneapolis plate processing facility was renewed to March 31, 2006. In June 2003, the Company's collective bargaining agreement covering its Detroit's hourly plant maintenance personnel was renewed to June 30, 2007.

     The collective bargaining agreements covering hourly plant employees at the Company's Detroit and Minneapolis coil facilities expire on June 30, 2004 and September 30, 2005, respectively. The Company has never experienced a work stoppage and believes that its relationship with its employees is good. However, any prolonged disruption in business arising from work stoppages by Company personnel represented by collective bargaining units could have a material adverse effect on the Company's results of operations.

12.  RELATED PARTY TRANSACTIONS:

     A related entity handles a portion of the freight activity for the Company's Cleveland operation. Payments to this entity totaled $1,279, $1,458, and $1,327 for the years ended December 31, 2003, 2002, and 2001, respectively. There is no common ownership or management of this entity with the Company. Another related entity owns one of the Cleveland warehouses and leases it to the Company at an annual rental of $195. The lease was renewed in June 2000 for a 10-year term with one remaining renewal option for an additional 10 years.

     David A. Wolfort, President and Chief Operating Officer, purchased 300,000 shares of the Company's Common Stock from treasury on February 22, 2001. The shares were purchased pursuant to a 5-year, full recourse promissory note with principal and all accrued interest due and payable to the Company on or before January 1, 2006. The principal balance of $675 accrues interest at 5.07% per annum, and is collateralized by a pledge of the underlying shares until the note is paid in full. The note was fully collateralized at December 31, 2003 and 2002.

     Michael D. Siegal, Chairman of the Board of Directors and Chief Executive Officer, and David A. Wolfort, President and Chief Operating Officer, are minority investors in a company that provides online services to Olympic's employees with respect to their retirement plan accounts. Mr. Siegal also serves as a director for that company.

13.  SHAREHOLDER RIGHTS PLAN:

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

                      SUPPLEMENTARY FINANCIAL INFORMATION
                   UNAUDITED QUARTERLY RESULTS OF OPERATIONS
                    (in thousands, except per share amounts)

2003                                        1ST        2ND        3RD        4TH        YEAR
----                                      --------   --------   --------   --------   --------
Net sales...............................  $114,880   $113,401   $115,850   $128,417   $472,548
Gross profit............................    23,893     23,971     25,005     26,987     99,856
Operating income (loss).................       379        146      1,491     (1,850)       166
Loss from continuing operations before
  income taxes and cumulative effect of
  a change in accounting principle......      (798)      (816)      (146)    (3,241)    (5,001)
Net loss................................  $   (479)  $   (554)  $   (115)  $ (2,112)  $ (3,260)
  Basic and diluted net loss per
     share..............................  $  (0.05)  $  (0.06)  $  (0.01)  $  (0.22)  $  (0.34)
  Weighted average shares
     outstanding -- basic...............     9,644      9,645      9,646      9,648      9,646
Market price of common stock: (a)
  High..................................  $   4.10   $   4.25   $   4.91   $   8.50   $   8.50
  Low...................................      2.79       3.35       3.71       4.25       2.79

2002                                        1ST        2ND        3RD        4TH        YEAR
----                                      --------   --------   --------   --------   --------
Net sales...............................  $110,239   $121,713   $116,465   $110,967   $459,384
Gross profit............................    28,145     31,554     27,382     22,695    109,776
Operating income (loss).................     2,270      4,217      1,598     (2,247)     5,838
Income (loss) from continuing operations
  before income taxes and cumulative
  effect of a change in accounting
  principle.............................       735      2,884        244     (5,490)    (1,627)
Cumulative effect of a change in
  accounting principle, net of income
  tax benefit of $1,298.................    (2,117)        --         --         --     (2,117)
Net income (loss).......................  $ (1,915)  $   (618)  $    150   $ (3,376)  $ (5,759)
  Basic and diluted net income (loss)
     per share..........................  $  (0.20)  $  (0.06)  $   0.02   $  (0.35)  $  (0.60)
  Weighted average shares
     outstanding -- basic...............     9,631      9,635      9,638      9,642      9,637
Market price of common stock: (a)
  High..................................  $   6.05   $   6.15   $   6.57   $   3.99   $   6.57
  Low...................................      2.40       5.05       2.82       2.72       2.40

---------------

(a) Represents high and low closing quotations as reported by the Nasdaq National Market.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A.  CONTROLS AND PROCEDURES

     Evaluations required by Rule 13a-15 of the Securities Exchange Act of 1934 of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Report have been carried out under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer. Based upon such evaluations, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. There have been no changes in the Company's internal controls over financial reporting during the period covered by this report that were identified in connection with the evaluation referred to above that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required by Item 10 as to the Directors of the Registrant will be incorporated herein by reference to the information set forth under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's definitive proxy statement for its April 29, 2004 Annual Meeting of Shareholders.

     Information required by Item 10 as to the Audit Committee Financial Expert will be incorporated herein by reference to the information set forth under the caption "Board of Directors Meetings and Committees" in the Registrant's definitive proxy statement for its April 29, 2004 Annual Meeting of Shareholders.

ITEM 11.  EXECUTIVE COMPENSATION

     Information required by Item 11 will be incorporated herein by reference to the information set forth under the caption "Executive Officers' Compensation" in the Registrant's definitive proxy statement for its April 29, 2004 Annual Meeting of Shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by Item 12 will be incorporated herein by reference to the information set forth under the captions "Security Ownership of Certain Beneficial Owners," "Security Ownership of Management," and "Employee Benefit Plans" in the Registrant's definitive proxy statement for its April 29, 2004 Annual Meeting of Shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by Item 13 will be incorporated herein by reference to the information set forth under the caption "Related Party Transactions" in the Registrant's definitive proxy statement for its April 29, 2004 Annual Meeting of Shareholders.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Information required by Item 14 will be incorporated herein by reference to the information set forth under the caption "Independent Auditors" in the Registrant's definitive proxy statement for its April 29, 2004 Annual Meeting of Shareholders.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) THE FOLLOWING FINANCIAL STATEMENTS ARE INCLUDED IN PART II, ITEM 8:

     Report of Independent Public Auditors

     Consolidated Statements of Operations for the Years Ended December 31, 2003, 2002, and 2001

     Consolidated Balance Sheets as of December 31, 2003 and 2002

     Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002, and 2001

     Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2003, 2002, and 2001

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

     (b) REPORTS ON FORM 8-K. On February 12, 2004, the Company filed a Current Report on Form 8-K announcing its results of operations for the fourth quarter of 2003 and fiscal year 2003.

                              OLYMPIC STEEL, INC.

                               INDEX TO EXHIBITS

    EXHIBIT                        DESCRIPTION OF DOCUMENT
    -------                        -----------------------
     3.1(i)      Amended and Restated Articles of Incorporation                  (a)
     3.1(ii)     Amended and Restated Code of Regulations                        (a)
     4.1         Amended and Restated Credit Agreement dated December 30,        (b)
                 2002 by and among the Registrant, three banks and Comerica
                 Bank, as Administrative Agent
     4.2         Amendment No. 1 to Amended and Restated Credit Agreement        (b)
                 dated February 6, 2003 by and among the Registrant, five
                 banks and Comerica Bank, as Administrative Agent
     4.3         Amendment No. 2 to Amended and Restated Credit Agreement
                 dated March 15, 2003 by and among the Registrant, five banks and Comerica Bank, as Administrative Agent
     4.4         Amendment No. 3 to Amended and Restated Credit Agreement
                 dated June 30, 2003 by and among the Registrant, five banks and Comerica Bank, as Administrative Agent
     4.5         Amendment No. 4 to Amended and Restated Credit Agreement
                 dated December 26, 2003 by and among the Registrant, five
                 banks and Comerica Bank, as Administrative Agent
     4.6         Amendment No. 5 to Amended and Restated Credit Agreement and
                 Waiver dated February 9, 2004 by and among the Registrant, five banks and Comerica Bank, as Administrative Agent
                 Information concerning certain of the Registrant's other
                 long-term debt is set forth in Note 6 of Notes to
                 Consolidated Financial Statements. The Registrant hereby
                 agrees to furnish copies of such instruments to the
                 Commission upon request.
     4.7         Rights Agreement (Including Form of Certificate of Adoption     (c)
                 of Amendment to Amended Articles of Incorporation as Exhibit
                 A thereto, together with a Summary of Rights to Purchase
                 Preferred Stock)
    10.1         Olympic Steel, Inc. Stock Option Plan                           (a)
    10.2         Lease, dated as of July 1, 1980, as amended, between S.M.S.     (a)
                 Realty Co., a lessor, and the Registrant, as lessee,
                 relating to one of the Cleveland facilities
    10.4         Lease, dated as of November 30, 1987, as amended, between       (a)
                 Tinicum Properties Associates L.P., as lessor, and the
                 Registrant, as lessee, relating to Registrant's Lester,
                 Pennsylvania facility
    10.5         Operating Agreement of Trumark Steel & Processing, LLC,         (d)
                 dated April 1, 2002, by and among The Goss Group, Inc., and
                 Oly Steel Welding, Inc.
    10.6         Carrier Contract Agreement for Transportation Services,         (e)
                 dated August 1, 1998, between Lincoln Trucking Company and the Registrant
    10.7         Operating Agreement of OLP, LLC, dated April 4, 1997, by and    (f)
                 between the U.S. Steel Group of USX Corporation and Oly
                 Steel Welding, Inc.
    10.8         Form of Management Retention Agreement for Senior Executive     (g)
                 Officers of the Company
    10.9         Form of Management Retention Agreement for Other Officers of    (g)
                 the Company
    10.10        David A. Wolfort Employment Agreement dated January 1, 2001     (h)
    10.11        Promissory Note and Stock Pledge Agreement between Olympic      (h)
                 Steel, Inc., and David A. Wolfort
    14           Code of Ethics
    21           List of Subsidiaries
    23           Consent of Independent Public Accountants
    24           Directors and Officers Powers of Attorney

    EXHIBIT                        DESCRIPTION OF DOCUMENT
    -------                        -----------------------
    31.1         Certification of the Principal Executive Officer of the
                 Company, as adopted pursuant to Section 302 of the
                 Sarbanes-Oxley Act of 2002.
    31.2         Certification of the Principal Financial Officer of the
                 Company, as adopted pursuant to Section 302 of the
                 Sarbanes-Oxley Act of 2002.
    32.1         Written Statement of Michael D. Siegal, Chairman and Chief
                 Executive Officer of the Company pursuant to 18 U.S.C.
                 Section 1350, as adopted pursuant to Section 906 of the
                 Sarbanes-Oxley Act of 2002
    32.2         Written Statement of Richard T. Marabito, Chief Financial
                 Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
    99.1         Financial statements of OLP, LLC

---------------

(a) Incorporated by reference to the Exhibit with the same exhibit number included in Registrant's Registration Statement on Form S-1 (No. 33-73992) filed with the Commission on January 12, 1994.

(b) Incorporated by reference to an Exhibit included in Registrant's Form 10-K filed with the Commission on March 28, 2003.

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

                                          OLYMPIC STEEL, INC.

March 26, 2004                            By: /s/ RICHARD T. MARABITO
                                            ------------------------------------
                                            Richard T. Marabito,
                                            Chief Financial Officer

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS IN THE CAPACITIES INDICATED AND ON THE 26TH DAY OF MARCH, 2004.



/s/ MICHAEL D. SIEGAL *                                     March 26, 2004
-----------------------------------------------------
Michael D. Siegal
Chairman of the Board
and Chief Executive Officer


/s/ DAVID A. WOLFORT *                                      March 26, 2004
-----------------------------------------------------
David A. Wolfort
President, Chief Operating Officer
and Director


/s/ RICHARD T. MARABITO *                                   March 26, 2004
-----------------------------------------------------
Richard T. Marabito
Chief Financial Officer
(Principal Accounting Officer)


/s/ SUREN A. HOVSEPIAN *                                    March 26, 2004
-----------------------------------------------------
Suren A. Hovsepian, Director


/s/ MARTIN H. ELRAD *                                       March 26, 2004
-----------------------------------------------------
Martin H. Elrad, Director


/s/ THOMAS M. FORMAN *                                      March 26, 2004
-----------------------------------------------------
Thomas M. Forman, Director


/s/ JAMES B. MEATHE *                                       March 26, 2004
-----------------------------------------------------
James B. Meathe, Director


/s/ HOWARD L. GOLDSTEIN *                                   March 26, 2004
-----------------------------------------------------
Howard L. Goldstein, Director

* The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to the Powers of Attorney executed by the above-named officers and Directors of the Company and filed with the Securities and Exchange Commission on behalf of such officers and Directors.


By: /s/ RICHARD T. MARABITO                                 March 26, 2004
-----------------------------------------------------
    Richard T. Marabito, Attorney-in-Fact