Form 10-Q
period 2004-03-31
OLYMPIC STEEL INC
filed 2004-05-11
CIK 917470

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-23320

                               OLYMPIC STEEL, INC.
             (Exact name of registrant as specified in its charter)

                    Ohio                              34-1245650
        ------------------------------          ----------------------
        (State or other jurisdiction of         (I.R.S. Employer
        incorporation or organization)          Identification Number)

        5096 Richmond Road, Bedford Heights, Ohio             44146
        -----------------------------------------         ------------
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ( ) No (X)

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

                   Class                      Outstanding as of May 10, 2004
        -------------------------------       ------------------------------
        Common stock, without par value                9,789,007

                                    1 of 27

                              OLYMPIC STEEL, INC.

                               INDEX TO FORM 10-Q

                                                                                                      PAGE NO.
                                                                                                      --------
PART I.              FINANCIAL INFORMATION

           ITEM 1.   FINANCIAL STATEMENTS

                     Consolidated Balance Sheets - March 31, 2004 and
                       December 31, 2003                                                                   3

                     Consolidated Statements of Operations - for the three months
                       ended March 31, 2004 and 2003                                                       4

                     Consolidated Statements of Cash Flows - for the three
                       months ended March 31, 2004 and 2003                                                5

                     Notes to Consolidated Financial Statements                                         6-10

           ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS                                               11-18

           ITEM 3.   QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK                            19

           ITEM 4.   CONTROLS AND PROCEDURES                                                              19

PART II.             OTHER INFORMATION

           ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                                     20

SIGNATURES                                                                                                21

EXHIBITS                                                                                               22-27

                                    2 of 27

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               OLYMPIC STEEL, INC.
                           CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                  MARCH 31,      DECEMBER 31,
                                                    2004             2003
                                                -----------      ------------
                                                (UNAUDITED)
                            ASSETS
CASH                                            $   5,752         $   3,087
ACCOUNTS RECEIVABLE, NET                           82,319            56,501
INVENTORIES                                        94,739            92,775
PREPAID EXPENSES AND OTHER                          3,840             2,794
ASSETS HELD FOR SALE                                  337               637
                                                ---------         ---------
   TOTAL CURRENT ASSETS                           186,987           155,794
                                                ---------         ---------
PROPERTY AND EQUIPMENT, AT COST                   152,135           152,085
ACCUMULATED DEPRECIATION                          (64,348)          (62,303)
                                                ---------         ---------
   NET PROPERTY AND EQUIPMENT                      87,787            89,782
                                                ---------         ---------
INVESTMENTS IN JOINT VENTURES                       1,703             1,625
DEFERRED FINANCING FEES, NET                        1,579             1,801
                                                ---------         ---------
   TOTAL ASSETS                                 $ 278,056         $ 249,002
                                                =========         =========

                          LIABILITIES

CURRENT PORTION OF LONG-TERM DEBT               $   4,889         $   4,877
ACCOUNTS PAYABLE                                   34,644            31,345
ACCRUED PAYROLL                                     6,427             2,772
OTHER ACCRUED LIABILITIES                           5,602             3,580
                                                ---------         ---------
   TOTAL CURRENT LIABILITIES                       51,562            42,574
                                                ---------         ---------
CREDIT FACILITY REVOLVER                           59,443            55,537
TERM LOANS                                         32,154            33,629
INDUSTRIAL REVENUE BONDS                            3,520             3,754
                                                ---------         ---------
   TOTAL LONG-TERM DEBT                            95,117            92,920
                                                ---------         ---------
DEFERRED INCOME TAXES                               8,111             1,272
                                                ---------         ---------
   TOTAL LIABILITIES                              154,790           136,766
                                                ---------         ---------

                     SHAREHOLDERS' EQUITY

PREFERRED STOCK                                         -                 -
COMMON STOCK                                       99,969            99,790
OFFICER NOTE RECEIVABLE                              (745)             (749)
RETAINED EARNINGS                                  24,042            13,195
                                                ---------         ---------
   TOTAL SHAREHOLDERS' EQUITY                     123,266           112,236
                                                ---------         ---------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $ 278,056         $ 249,002
                                                =========         =========

      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE BALANCE SHEETS.

                                    3 of 27

                               OLYMPIC STEEL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS ENDED MARCH 31,

                (IN THOUSANDS, EXCEPT PER SHARE AND TONNAGE DATA)

                                                      2004        2003
                                                    ---------   ---------
                                                         (UNAUDITED)
TONS SOLD

   DIRECT                                             330,095     229,501
   TOLL                                                55,049      39,434
                                                    ---------   ---------
                                                      385,144     268,935
                                                    ---------   ---------
NET SALES                                           $ 187,033   $ 114,880

COST OF MATERIALS SOLD                                133,546      90,987
                                                    ---------   ---------
   GROSS PROFIT                                        53,487      23,893

OPERATING EXPENSES
   WAREHOUSE AND PROCESSING                            10,884       7,988
   ADMINISTRATIVE AND GENERAL                           9,677       5,808
   DISTRIBUTION                                         5,071       3,764
   SELLING                                              5,316       2,754
   OCCUPANCY                                            1,333       1,113
   DEPRECIATION                                         2,071       2,087
   ASSET IMPAIRMENT CHARGE                                300           -
                                                    ---------   ---------
      TOTAL OPERATING EXPENSES                         34,652      23,514
                                                    ---------   ---------
   OPERATING INCOME                                    18,835         379
INCOME (LOSS) FROM JOINT VENTURES                          78         (29)
                                                    ---------   ---------
   INCOME BEFORE FINANCING COSTS AND INCOME TAXES      18,913         350
INTEREST AND OTHER EXPENSE ON DEBT                      1,418       1,148
                                                    ---------   ---------
   INCOME (LOSS) BEFORE INCOME TAXES                   17,495        (798)
INCOME TAX PROVISION (BENEFIT)                          6,648        (319)
                                                    ---------   ---------
   NET INCOME (LOSS)                                $  10,847   $    (479)
                                                    =========   =========

EARNINGS PER SHARE:

   NET INCOME (LOSS) PER SHARE - BASIC              $    1.12   $   (0.05)
                                                    =========   =========
   WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC          9,675       9,644
                                                    =========   =========
   NET INCOME (LOSS) PER SHARE - DILUTED            $    1.09   $   (0.05)
                                                    =========   =========
   WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED        9,959       9,644
                                                    =========   =========

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                    4 of 27

                               OLYMPIC STEEL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31,

                                 (IN THOUSANDS)

                                                                   2004        2003
                                                                 --------    --------
                                                                     (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   NET INCOME (LOSS)                                             $ 10,847    $   (479)
   ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH FROM
      OPERATING ACTIVITIES-
         DEPRECIATION AND AMORTIZATION                              2,453       2,274
         (INCOME) LOSS FROM JOINT VENTURES                            (78)         29
         ASSET IMPAIRMENT CHARGE                                      300           -
         LOSS ON DISPOSITION OF PROPERTY AND EQUIPMENT                 28           -
         LONG-TERM DEFERRED INCOME TAXES                            6,839          71
                                                                 --------    --------
                                                                   20,389       1,895

CHANGES IN WORKING CAPITAL:
   ACCOUNTS RECEIVABLE                                            (25,814)    (11,562)
   INVENTORIES                                                     (1,964)      9,402
   PREPAID EXPENSES AND OTHER                                      (1,046)      4,967
   ACCOUNTS PAYABLE                                                 3,299      (5,032)
   ACCRUED PAYROLL AND OTHER ACCRUED LIABILITIES                    5,676        (784)
                                                                 --------    --------
                                                                  (19,849)     (3,009)
                                                                 --------    --------
      NET CASH FROM (USED FOR) OPERATING ACTIVITIES                   540      (1,114)
                                                                 --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   CAPITAL EXPENDITURES                                              (107)        (95)
   PROCEEDS FROM DISPOSITION OF PROPERTY AND EQUIPMENT                  3       1,275
                                                                 --------    --------
      NET CASH FROM (USED FOR) INVESTING ACTIVITIES                  (104)      1,180
                                                                 --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   CREDIT FACILITY REVOLVER BORROWINGS (PAYMENTS), NET              3,906       5,617
   SCHEDULED REPAYMENTS OF LONG-TERM DEBT                          (1,697)     (3,330)
   CREDIT FACILITY FEES AND EXPENSES                                 (159)          -
   PROCEEDS FROM EXERCISE OF STOCK OPTIONS AND EMPLOYEE
         STOCK PURCHASES                                              179           5
                                                                 --------    --------
      NET CASH FROM FINANCING ACTIVITIES                            2,229       2,292
                                                                 --------    --------

CASH:
   NET INCREASE                                                     2,665       2,358
   BEGINNING BALANCE                                                3,087       1,736
                                                                 --------    --------
   ENDING BALANCE                                                $  5,752    $  4,094
                                                                 ========    ========

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                    5 of 27

                               OLYMPIC STEEL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004

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

(2) INVESTMENTS IN JOINT VENTURES:

The Company's two joint ventures include: Olympic Laser Processing, LLC (OLP), a company that processes laser welded sheet steel blanks for the automotive industry; and G.S.P., LLC (GSP), a certified Minority Business Enterprise company supporting the flat-rolled steel requirements of the automotive industry. As of March 31, 2004, Olympic guaranteed 50% of OLP's $16,818 and 49% of GSP's $2,126 of outstanding debt on a several basis.

The following table sets forth selected data for the Company's OLP joint venture:

                                              FOR THE THREE MONTHS
                                                 ENDED MARCH 31,
                                              --------------------
UNAUDITED RESULTS OF OPERATIONS:                2004        2003
--------------------------------              -------     --------
Net sales                                     $ 8,208     $ 7,014
Gross profit                                    3,153       2,737
Operating income                                  209         231
Net income                                    $    41     $    55

The Company records 50% of OLP's net income or loss to its Consolidated Statements of Operations as "Income (Loss) from Joint Ventures."

                                    6 of 27

The following table sets forth selected data for the Company's GSP joint venture:

                                              FOR THE THREE MONTHS
                                                 ENDED MARCH 31,
                                              --------------------
UNAUDITED RESULTS OF OPERATIONS:                2004        2003
--------------------------------              -------     --------
Net sales                                     $ 2,860     $ 1,270
Gross profit                                      461         138
Operating income (loss)                           129        (104)
Net income (loss)                             $   117     $  (116)

The Company records 49% of GSP's net income or loss to its Consolidated Statements of Operations as "Income (Loss) from Joint Ventures."

(3) DEBT:

In December 2002, the Company entered into a 3-year, $132,000 secured bank-financing agreement (the Credit Facility) comprised of a revolver and two term loan components. The Credit Facility is collateralized by the Company's accounts receivable, inventories, and substantially all property and equipment. Revolver borrowings are limited to the lesser of a borrowing base, comprised of eligible receivables and inventories, or $90,000 in the aggregate. The Company has the option to borrow based on the agent bank's base rate or Eurodollar Rates
(EURO) plus a premium (the "Premium"). The Company incurred $2,181 of closing fees and expenses in connection with the new Credit Facility, which have been capitalized and included in "Deferred Financing Fees, Net" on the accompanying consolidated balance sheets. These costs are being amortized to interest and other expense on debt over the 3-year term of the agreement. The Company also incurred $956 of bank amendment fees in the fourth quarter of 2003 and first quarter of 2004 related to the year ended December 31, 2003.

The Company's effective borrowing rate inclusive of deferred financing fees for the first three months of 2004 was 6.0% compared to 5.0% in 2003. Effective borrowing rates increased as a result of higher financing fees and margin interest charged by the Company's bank group. Monthly principal repayments of $367 commenced February 1, 2003 for the term loan components of the Credit Facility.

The Credit Facility requires the Company to comply with various covenants, the most significant of which include: (i) minimum availability of $10,000, tested monthly, (ii) a minimum fixed charge coverage ratio of 1.25, and a maximum leverage ratio of 1.75, which are tested quarterly, (iii) restrictions on additional indebtedness, and (iv) limitations on capital expenditures. At

                                    7 of 27

March 31, 2004, the Company had $30,087 of availability under its Credit Facility and was in compliance with its various covenants.

Included in the Credit Facility revolver balances on the accompanying consolidated balance sheets are $12,443 and $1,716 of checks issued that have not cleared the bank as of March 31, 2004, and December 31, 2003, respectively.

(4) DISCONTINUED OPERATIONS:

In 2002, the Company closed its unprofitable tube processing operation (Tubing) in Cleveland, Ohio. In accordance with Statement of Financial Accounting Standards No. 144 (SFAS No. 144), "Accounting for the Impairment or Disposal of Long-Lived Assets," Tubing was accounted for as a discontinued operation and its assets were written down to their estimated fair value less costs to sell. The carrying value of the Tubing real estate is recorded as "Assets Held for Sale" on the accompanying balance sheets and the carrying value was reduced by $300 to a balance of $337 as of March 31, 2004 to reflect the revised estimated fair value.

(5) SHARES OUTSTANDING AND EARNINGS PER SHARE:

Earnings per share have been calculated based on the weighted average number of shares outstanding. Weighted average basic shares outstanding were 9.7 and 9.6 million for the periods ended March 31, 2004 and March 31, 2003, respectively. Weighted average diluted shares outstanding were 10.0 and 9.6 million for the periods ended March 31, 2004 and March 31, 2003, respectively. The dilution is attributable to stock options as detailed in the following table:

                                                                      FOR THE THREE MONTHS ENDED
                                                                             MARCH 31, 2004
                                                                  -------------------------------
                                                                                        PER SHARE
                                                                  INCOME     SHARES       AMOUNT
                                                                  ------     ------     ---------
BASIC EPS
Income available to common stockholders                           $10,847    9,675      $  1.12

EFFECT OF DILUTIVE SECURITIES
Stock Options                                                                  284

DILUTED EPS
Income available to common stockholders + assumed conversions
                                                                  $10,847    9,959      $  1.09

                                    8 of 27

(6) STOCK OPTIONS:

At March 31, 2004, stock options to purchase 984,833 shares were outstanding, of which 560,333 were exercisable at prices ranging from $1.97 to $15.50 per share (28,000 options were anti-dilutive).

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

If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date under SFAS No. 123, net income and earnings per share would have been reduced by the amounts shown below:

                                              FOR THE THREE MONTHS
                                                 ENDED MARCH 31,
                                              --------------------
                                                2004        2003
                                              -------     --------
Net income (loss), as reported                $10,847     $  (479)
Pro forma expense, net of tax                     (67)        (59)
                                              -------     -------
Pro forma net income (loss)                   $10,780     $  (538)
                                              =======     =======
Basic net income (loss) per share:

   As reported                                $  1.12     $ (0.05)
                                              =======     =======
   Pro forma                                  $  1.11     $ (0.06)
                                              =======     =======
Diluted net income (loss) per share:

   As reported                                $  1.09     $ (0.05)
                                              =======     =======
   Pro forma                                  $  1.08     $ (0.06)
                                              =======     =======

                                    9 of 27

(7) SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid during the first three months of 2004 and 2003 totaled $1,340 and $670, respectively.

On March 9, 2002 the "Job Creation and Worker Assistance Act" (H.R. 3090) was signed into law. A significant portion of this law is a temporary extension of the net operating loss carryback period from two to five years for net operating losses arising in taxable years ending in 2001 and 2002. As a result of this change in tax law, the Company received an income tax refund of $1,157 in March 2003 after filing its federal income tax return for the fiscal year ended December 31, 2002 and the related carryback claim. Income tax refunds in the first three months of 2003 totaled $1,182. There were no income taxes paid or refunds received in the first three months of 2004 due to the Company's net operating loss carryforwards.

(8) IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

In December 2003, the FASB issued revised FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." FIN 46 applies immediately to any variable interest entities created after December 31, 2003, and to variable interest entities in which an interest is obtained after that date. The interpretation requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities and results of operations of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. This interpretation is applicable to the Company in the quarter ended March 31, 2004, for interests acquired in variable interest enterprises prior to January 1, 2004. The application of FIN 46 had no impact on the Company's financial statements.

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

Revenue Recognition

Revenue is recognized in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin No. 104, "Revenue Recognition." For both direct and toll shipments, revenue is recognized when steel is shipped to the customer and title is transferred. Virtually all of the Company's sales are shipped and received within 1 day. Sales returns and allowances are treated as reductions to sales and are provided for based on historical experience and current estimates and are immaterial to the consolidated financial statements.

OVERVIEW

The Company's results of operations are affected by numerous external factors, such as general business, economic and political conditions, competition, steel pricing and availability, energy prices, customer demand for steel, and layoffs or work stoppages by suppliers' or customers' personnel.

                                    12 of 27

Olympic sells a broad range of products, many of which have different gross profits. Products that have more value-added processing generally have a greater gross profit. Accordingly, the Company's overall gross profit is affected by product mix and the amount of processing performed, as well as volatility in steel availability, selling prices and material purchase costs. The Company performs toll processing of customer-owned steel, the majority of which is performed by its Detroit and Georgia operations.

The Company's two joint ventures include: Olympic Laser Processing, LLC (OLP), a company that processes laser welded sheet steel blanks for the automotive industry, and G.S.P., LLC (GSP), a certified Minority Business Enterprise company supporting the flat-rolled steel requirements of the automotive industry. The Company's 50% interest in OLP and 49% interest in GSP are accounted for under the equity method. The Company guarantees portions of outstanding debt under both of the joint venture companies' bank credit facilities. As of March 31, 2004, Olympic guaranteed 50% of OLP's $16.8 million and 49% of GSP's $2.1 million of outstanding debt on a several basis.

Financing costs include interest expense on debt and deferred financing fees amortized to expense over the terms of the Company's bank-financing agreements (the Financing Costs).

The Company sells certain products internationally, primarily in Puerto Rico and Mexico. All international sales and payments are made in United States dollars. These sales historically involve the Company's direct representation of steel producers. Domestic steel producers generally supply domestic customers before meeting foreign demand, particularly during periods of supply constraints. Recent international sales have been immaterial to the Company's consolidated financial results.

In 2002, the Company closed its unprofitable tube processing operation (Tubing) in Cleveland, Ohio. In accordance with Statement of Financial Accounting Standards No. 144 (SFAS No. 144), "Accounting for the Impairment or Disposal of Long-Lived Assets," Tubing has been accounted for as a discontinued operation and its assets were written down to their estimated fair value less costs to sell. The carrying value of the Tubing real estate is recorded as "Assets Held for Sale" on the accompanying balance sheets and the carrying value was reduced by $300 to a balance of $337 as of March 31, 2004 to reflect the revised estimated fair value.

In 2003, the Company's collective bargaining agreements covering its Minneapolis plate processing facility personnel and its Detroit hourly plant maintenance personnel were continued through March 31, 2006 and June 30, 2007, respectively. The collective bargaining agreements covering hourly plant employees at the Company's Detroit and Minneapolis coil facilities expire on June 30, 2004 and September 30, 2005, respectively. The Company has never experienced a

                                    13 of 27
work stoppage and believes that its relationship with its employees is good. However, any prolonged disruption in business arising from work stoppages by Company personnel represented by collective bargaining units could have a material adverse effect on the Company's results of operations.

RESULTS OF OPERATIONS

Tons sold increased 43.2% to 385 thousand in the first quarter of 2004 from 269 thousand in the first quarter of 2003. Tons sold in the first quarter of 2004 included 330 thousand from direct sales and 55 thousand from toll processing, compared with 230 thousand direct tons and 39 thousand toll tons in the comparable period of last year. The increase in tons sold for the three months of 2004 was attributable to increased customer demand across substantially all markets. The Company believes that customer demand will remain strong as it enters the seasonally stronger second quarter. The Company also believes that the availability of steel will continue to remain tight, which could lead to disruptions in the Company's ability to meet its customers' material requirements.

Net sales increased 62.8% to $187.0 million in the first quarter of 2004 from $114.9 million in the first quarter of 2003. Significant customer demand, coupled with tight steel supply, has resulted in a dramatic increase in steel pricing. Average selling prices for the first quarter of 2004 increased 13.7% from last year's first quarter and increased 25.5% from the fourth quarter of 2003.

As a percentage of net sales, gross profit increased to 28.6% in the first quarter of 2004 from 20.8% in the first quarter of 2003. The gross profit increase is primarily the result of strong customer demand for steel coupled with tight supply conditions. Increasing costs of inventories could adversely affect the Company's gross profit percentage in subsequent quarters.

Operating expenses in the first quarter of 2004 increased 47.4% to $34.7 million from $23.5 million in last year's first quarter. The operating expense increases are primarily the result of increased payroll, incentive compensation and distribution expenses associated with the increases in sales volume for the first three months. As a percentage of net sales, operating expenses decreased to 18.5% for the first quarter of 2004 from 20.5% in the comparable 2003 period.

The Company's share of its OLP joint venture income totaled $20 thousand in the first quarter of 2004, compared with income of $28 thousand in the first quarter of 2003. The Company's share of its GSP joint venture income totaled $58 thousand in the first quarter of 2004, compared with a loss of $57 thousand in the first quarter of 2003.

                                    14 of 27

Financing Costs in the first quarter of 2004 increased to $1.4 million from $1.1 million in the first quarter of 2003. The Company's effective borrowing rate inclusive of deferred financing fees for the first three months of 2004 was 6.0% compared to 5.0% in 2003. The Company has the option to borrow based on the agent bank's base rate or Eurodollar Rates (EURO) plus a premium ("the Premium"). Effective borrowing rates increased as a result of higher financing fees and Premium charged by the Company's bank group. The Company expects its effective borrowing rate to decrease in the second quarter of 2004 as a result of a 175 basis point decline in the Premium commencing April 23, 2004.

For the first quarter of 2004, the Company reported income before income taxes of $17.5 million compared to the 2003 first quarter loss before income taxes of $798 thousand. An income tax provision of 38.0% was recorded in the first three months of 2004, compared with an income tax benefit of 40.0% recorded in the first three months of 2003. While there were no income taxes paid in the first three months of 2004 due to the Company's net operating loss carryforwards, the Company expects to utilize its remaining loss carryforward and to make income tax payments later in 2004.

Net income for the first quarter of 2004 totaled $10.8 million or $1.12 per basic share and $1.09 per diluted share, compared to a net loss of $479 thousand or $.05 per basic share and diluted share for the first quarter of 2003.

Weighted average basic shares outstanding totaled 9.7 million and 9.6 million for the periods ended March 31, 2004 and March 31, 2003, respectively. Weighted average diluted shares outstanding totaled 10.0 million and 9.6 million for the periods ended March 31, 2004 and March 31, 2003, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal capital requirements are to fund its working capital needs, the purchase and upgrading of processing equipment and facilities, and its investments in joint ventures. The Company uses cash generated from operations, leasing transactions, and its credit facility to fund these requirements.

Working capital at March 31, 2004 increased $22.2 million from the end of the prior year. The increase was primarily attributable to a $25.8 million increase in accounts receivable, offset by a $3.6 million increase in accrued payroll. The increase in accounts receivable is the result of a 62.8% increase in sales.

                                    15 of 27

Net cash provided by operating activities totaled $540 thousand for the three months ended March 31, 2004. Cash generated from earnings before non-cash items totaled $20.4 million, while cash used for working capital components totaled $19.8 million. The increase in steel pricing has resulted in significant increases in the Company's inventories and is partially responsible for an increase in accounts receivable, causing a significant usage of working capital.

During the first three months of 2004, net cash used for investing activities totaled $104 thousand. Capital spending totaled $107 thousand in the first three months of 2004. The Company does not expect to make significant capital expenditures during the second quarter of 2004.

Net cash generated from financing activities totaled $2.2 million and primarily consisted of borrowings on the Company's revolving credit agreement, offset by scheduled principal repayments under the Company's debt agreements.

On March 9, 2002 the "Job Creation and Worker Assistance Act" (H.R. 3090) was signed into law. A significant portion of this law is a temporary extension of the net operating loss carryback period from two to five years for net operating losses arising in taxable years ending in 2001 and 2002. As a result of this change in tax law, the Company received an income tax refund of $1.2 million in March 2003 after filing its federal income tax return for the fiscal year ended December 31, 2002 and the related carryback claim. The Company expects to utilize its remaining loss carryforwards and to make income tax payments later in 2004.

In December 2002, the Company entered into a 3-year, $132 million secured bank-financing agreement (the Credit Facility). The Credit Facility is comprised of a revolver and two term loan components. The Credit Facility is collateralized by the Company's accounts receivable, inventories, and substantially all property and equipment. Revolver borrowings are limited to the lesser of a borrowing base, comprised of eligible receivables and inventories, or $90 million in the aggregate. The Company incurred $2.2 million of closing fees and expenses in connection with the new Credit Facility, which have been capitalized and included in "Deferred Financing Fees, Net" on the accompanying consolidated balance sheets. These costs are being amortized to interest and other expense on debt over the 3-year term of the agreement. Monthly principal repayments of $367 thousand commenced February 1, 2003 for the term loan components of the Credit Facility.

The Credit Facility requires the Company to comply with various covenants, the most significant of which include: (i) minimum availability of $10 million, tested monthly, (ii) a minimum fixed charge coverage ratio of 1.25, and a maximum leverage ratio of 1.75, which are tested quarterly, (iii) restrictions on additional indebtedness, and (iv) limitations on capital expenditures. At

                                    16 of 27

March 31, 2004, the Company had $30.1 million of availability under its Credit Facility and was in compliance with its various covenants.

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

                                    17 of 27

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

                                    18 of 27

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

Since the beginning of 2004, steel producers have significantly increased prices and have imposed significant material surcharges. In addition, there has been a very tight supply of steel in 2004. Raw material price increases have translated into higher prices for the Company's products and as the Company utilizes existing steel inventories, it has resulted in higher gross profit dollars and margins. The Company expects raw material prices for its products to further increase in the second quarter of 2004. Although the Company has generally been successful in passing the increased costs and surcharges on to its customers, it is possible that the Company may not be able to obtain all the material required by its customers or pass the increased material costs fully to its customers due to the competitive nature of the business. Changing steel prices could adversely affect the Company's net sales, gross profit and net income. The Company is a variable-rate borrower and future increases in interest rates could result in increased interest expense.

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. The Company has evaluated the effectiveness of the design and operation of disclosure controls and procedures under supervision and with the participation of management, including Olympic's Chief Executive Officer and Chief Financial Officer, within 90 days prior to March 31, 2004. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's periodic Securities and Exchange Commission filings. No significant changes were made to the Company's internal controls or other factors that could significantly affect these controls during the first quarter of 2004.

                                    19 of 27

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

                 Exhibit 31.1 - Certification of the Principal Executive
                                Officer pursuant to Section 302 of the
                                Sarbanes-Oxley Act of 2002.

                 Exhibit 31.2 - Certification of the Principal Financial
                                Officer pursuant to Section 302 of the
                                Sarbanes-Oxley Act of 2002.

                 Exhibit 32.1 - Certification of the Principal Executive
                                Officer pursuant to Section 906 of the
                                Sarbanes-Oxley Act of 2002.

                 Exhibit 32.2 - Certification of the Principal Financial
                                Officer pursuant to Section 906 of the
                                Sarbanes-Oxley Act of 2002.

         (b) Reports on Form 8-K

                  Report on Form 8-K dated February 12, 2004 to report the results of operations for the three months and the year ended December 31, 2004.

                                    20 of 27

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                            OLYMPIC STEEL, INC.
                                            (Registrant)

Date: May 10, 2004                          By:  /s/ Michael D. Siegal
                                                 ------------------------------
                                                 MICHAEL D. SIEGAL
                                                 Chairman of the Board and
                                                 Chief Executive Officer

                                            By:  /s/ Richard T. Marabito
                                                 ------------------------------
                                                 RICHARD T. MARABITO
                                                 Chief Financial Officer
                                                 (Principal Accounting Officer)

                                    21 of 27