Form 10-Q
period 2004-06-30
OLYMPIC STEEL INC
filed 2004-08-16
CIK 917470

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

  (X)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

  ( )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-23320

                               OLYMPIC STEEL, INC.
             (Exact name of registrant as specified in its charter)

                    Ohio                                      34-1245650
      -------------------------------                  ----------------------
      (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                   Identification Number)

      5096 Richmond Road, Bedford Heights, Ohio                44146
      -----------------------------------------         ---------------------
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ( ) No (X)

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

                 Class                   Outstanding as of August 13, 2004
    -------------------------------      ---------------------------------
    Common stock, without par value                  9,863,825

================================================================================

                                     1 OF 47

                              OLYMPIC STEEL, INC.
                               INDEX TO FORM 10-Q

                                                                                  PAGE NO.
                                                                                  --------
PART I.              FINANCIAL INFORMATION

      ITEM 1.   FINANCIAL STATEMENTS

                Consolidated Balance Sheets - June 30, 2004 (unaudited) and
                  December 31, 2003 (audited)                                           3

                Consolidated Statements of Operations - for the three and six
                  months ended June 30, 2004 and 2003 (unaudited)                       4

                Consolidated Statements of Cash Flows - for the six months
                  ended June 30, 2004 and 2003 (unaudited)                              5

                Notes to Consolidated Financial Statements                           6-10

      ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS                                 11-17

      ITEM 3.   QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK              18

      ITEM 4.   CONTROLS AND PROCEDURES                                                18

PART II.             OTHER INFORMATION

      ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                    19

      ITEM 5.   OTHER INFORMATION                                                      19

      ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                    19-20

SIGNATURES                                                                             21

EXHIBITS                                                                            22-47

                                    2 OF 47

Part I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                               OLYMPIC STEEL, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                           June 30,         December 31,
                                                             2004               2003
                                                         ------------       ------------
                                                          (unaudited)
                            Assets
Cash                                                     $      5,670       $      3,087
Accounts receivable, net                                       97,606             56,501
Inventories                                                   132,510             92,775
Prepaid expenses and other                                      1,600              2,794
Assets held for sale                                              150                637
                                                         ------------       ------------
   Total current assets                                       237,536            155,794
                                                         ------------       ------------
Property and equipment, at cost                               153,069            152,085
Accumulated depreciation                                      (66,400)           (62,303)
                                                         ------------       ------------
   Net property and equipment                                  86,669             89,782
                                                         ------------       ------------
Investments in joint ventures                                   1,797              1,625
Deferred financing fees, net                                    1,356              1,801
                                                         ------------       ------------
   Total assets                                          $    327,358       $    249,002
                                                         ============       ============

                          Liabilities

Current portion of long-term debt                        $      4,892       $      4,877
Accounts payable                                               60,311             31,345
Accrued payroll                                                11,196              2,772
Other accrued liabilities                                      13,106              3,580
                                                         ------------       ------------
   Total current liabilities                                   89,505             42,574
                                                         ------------       ------------
Credit facility revolver                                       51,042             55,537
Term loans                                                     31,053             33,629
Industrial revenue bonds                                        3,400              3,754
                                                         ------------       ------------
   Total long-term debt                                        85,495             92,920
                                                         ------------       ------------
Deferred income taxes                                           9,252              1,272
                                                         ------------       ------------
   Total liabilities                                          184,252            136,766
                                                         ------------       ------------

                     Shareholders' Equity

Preferred stock                                                     -                  -
Common stock                                                  101,318             99,790
Officer note receivable                                          (754)              (749)
Retained earnings                                              42,542             13,195
                                                         ------------       ------------
   Total shareholders' equity                                 143,106            112,236
                                                         ------------       ------------
   Total liabilities and shareholders' equity            $    327,358       $    249,002
                                                         ============       ============

      The accompanying notes are an integral part of these balance sheets.

                                    3 OF 47

                               OLYMPIC STEEL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                (in thousands, except per share and tonnage data)

                                                                   Three Months Ended                  Six Months Ended
                                                                        June 30,                            June 30,
                                                             -----------------------------       -----------------------------
                                                                 2004             2003               2004             2003
                                                             -----------       -----------       -----------       -----------
                                                                                        (unaudited)
Tons sold

   Direct                                                        292,973           233,912           623,068           463,413
   Toll                                                           51,096            44,802           106,145            84,236
                                                             -----------       -----------       -----------       -----------
                                                                 344,069           278,714           729,213           547,649
                                                             -----------       -----------       -----------       -----------

Net sales                                                    $   222,773       $   113,401       $   409,806       $   228,281
Cost of materials sold                                           152,247            89,430           285,793           180,417
                                                             -----------       -----------       -----------       -----------

   Gross profit                                                   70,526            23,971           124,013            47,864

Operating expenses
   Warehouse and processing                                       11,425             8,147            22,309            16,135
   Administrative and general                                     13,360             5,752            23,037            11,560
   Distribution                                                    4,711             3,990             9,782             7,754
   Selling                                                         5,764             2,834            11,080             5,588
   Occupancy                                                       1,256               979             2,589             2,092
   Depreciation                                                    2,076             2,123             4,147             4,210
   Asset impairment charge                                           187                 -               487                 -
                                                             -----------       -----------       -----------       -----------
      Total operating expenses                                    38,779            23,825            73,431            47,339
                                                             -----------       -----------       -----------       -----------
   Operating income                                               31,747               146            50,582               525
Income (loss) from joint ventures                                     94                19               172               (10)
                                                             -----------       -----------       -----------       -----------
   Income before financing costs and income taxes                 31,841               165            50,754               515
Interest and other expense on debt                                 1,027               981             2,445             2,129
                                                             -----------       -----------       -----------       -----------
   Income (loss) before income taxes                              30,814              (816)           48,309            (1,614)
Income tax provision (benefit)                                    12,314              (262)           18,962              (581)
                                                             -----------       -----------       -----------       -----------
   Net income (loss)                                         $    18,500       $      (554)      $    29,347       $    (1,033)
                                                             ===========       ===========       ===========       ===========
Earnings per share:
   Net income (loss) per share - basic                       $      1.89       $     (0.06)      $      3.01       $     (0.11)
                                                             ===========       ===========       ===========       ===========
   Weighted average shares outstanding - basic                     9,794             9,645             9,734             9,644
                                                             ===========       ===========       ===========       ===========
   Net income (loss) per share - diluted                     $      1.82       $     (0.06)      $      2.90       $     (0.11)
                                                             ===========       ===========       ===========       ===========
   Weighted average shares outstanding - diluted                  10,182             9,645            10,108             9,644
                                                             ===========       ===========       ===========       ===========

        The accompanying notes are an integral part of these statements.

                                    4 OF 47

                               OLYMPIC STEEL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED JUNE 30,

                                 (in thousands)

                                                                              2004             2003
                                                                           ----------       ----------
                                                                                   (unaudited)
Cash flows from operating activities:
   Net income (loss)                                                       $   29,347       $   (1,033)
   Adjustments to reconcile net income (loss) to net cash from operating activities-
         Depreciation and amortization                                          4,910            4,584
         (Income) loss from joint ventures                                       (172)              10
         Asset impairment charge                                                  487                -
         Loss (gain) on disposition of property and equipment                      28               (3)
         Long-term deferred income taxes                                        7,980              179
                                                                           ----------       ----------

                                                                               42,580            3,737

Changes in working capital:
   Accounts receivable                                                        (41,110)         (11,663)
   Inventories                                                                (39,735)          15,238
   Prepaid expenses and other                                                   1,194            4,742
   Accounts payable                                                            28,966           (6,999)
   Accrued payroll and other accrued liabilities                               18,429           (1,008)
                                                                           ----------       ----------
                                                                              (32,256)             310
                                                                           ----------       ----------
      Net cash from operating activities                                       10,324            4,047
                                                                           ----------       ----------

Cash flows from (used for) investing activities:
   Capital expenditures                                                        (1,065)            (237)
   Proceeds from disposition of property and equipment                              3            1,280
                                                                           ----------       ----------
      Net cash from (used for) investing activities                            (1,062)           1,043
                                                                           ----------       ----------
Cash flows used for financing activities:
   Credit facility revolver borrowings (payments), net                         (4,495)             317
   Scheduled repayments of long-term debt                                      (2,915)          (4,543)
   Credit facility fees and expenses                                             (318)              45
   Proceeds from exercise of stock options and employee
         stock purchases                                                        1,049                8
                                                                           ----------       ----------
      Net cash used for financing activities                                   (6,679)          (4,173)
                                                                           ----------       ----------
Cash:
   Net increase                                                                 2,583              917
   Beginning balance                                                            3,087            1,736
                                                                           ----------       ----------
   Ending balance                                                          $    5,670       $    2,653
                                                                           ==========       ==========

        The accompanying notes are an integral part of these statements.

                                    5 OF 47

                               OLYMPIC STEEL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004

           (dollars in thousands, except share and per share amounts)

(1) BASIS OF PRESENTATION:

The accompanying consolidated financial statements have been prepared from the financial records of Olympic Steel, Inc. and its wholly-owned subsidiaries (collectively Olympic or the Company), without audit and reflect all normal and recurring adjustments which are, in the opinion of management, necessary to fairly present the results of the interim periods covered by this report. Year-to-date results are not necessarily indicative of 2004 annual results and these financial statements should be read in conjunction with the Company's 2003 Form 10-K. All significant intercompany transactions and balances have been eliminated in consolidation. Investments in the Company's joint ventures are accounted for under the equity method.

(2) INVESTMENTS IN JOINT VENTURES:

The Company's two joint ventures are Olympic Laser Processing, LLC (OLP), a company that processes laser welded sheet steel blanks for the automotive industry, and G.S.P., LLC (GSP), a certified Minority Business Enterprise company supporting the flat-rolled steel requirements of the automotive industry. As of June 30, 2004, Olympic guaranteed 50% of OLP's $16,815 and 49% of GSP's $3,143 outstanding debt on a several basis.

The following table sets forth selected data for the Company's OLP joint venture:

                                            FOR THE THREE MONTHS      FOR THE SIX MONTHS
                                               ENDED JUNE 30,            ENDED JUNE 30,
                                            --------------------     ----------------------
RESULTS OF OPERATIONS:                       2004          2003        2004          2003
----------------------                       ----          ----        ----          ----
Net sales                                   $ 8,067      $ 8,492     $ 16,275      $ 15,506
Gross profit                                  3,221        3,353        6,374         6,090
Operating income                                (29)         294          180           525
Net income (loss)                           $  (192)     $   141     $   (151)     $    196

The Company records 50% of OLP's net income or loss to its Consolidated Statements of Operations as "Income (Loss) from Joint Ventures."

The following table sets forth selected data for the Company's GSP joint venture:

                                    6 OF 47

                                            FOR THE THREE MONTHS      FOR THE SIX MONTHS
                                               ENDED JUNE 30,            ENDED JUNE 30,
                                            --------------------     ----------------------
RESULTS OF OPERATIONS:                       2004          2003        2004          2003
----------------------                       ----          ----        ----          ----
Net sales                                   $ 3,777      $ 1,061     $  6,637      $  2,331
Gross profit                                    800          137        1,261           275
Operating income                                404          (95)         533          (199)
Net income (loss)                           $   387      $  (105)    $    504      $   (221)

The Company records 49% of GSP's net income or loss to its Consolidated Statements of Operations as "Income (Loss) from Joint Ventures."

(3) DEBT:

In December 2002, the Company entered into a 3-year, $132,000 secured bank-financing agreement (the Credit Facility) comprised of a revolver and two term loan components. The Credit Facility is collateralized by the Company's accounts receivable, inventories, and substantially all property and equipment. Revolver borrowings are limited to the lesser of a borrowing base, comprised of eligible receivables and inventories, or $90,000 in the aggregate. The Company has the option to borrow based on the agent bank's base rate or Eurodollar Rates
(EURO) plus a premium (the Premium). The Company incurred $2,181 of closing fees and expenses in connection with this Credit Facility, which have been capitalized and included in "Deferred Financing Fees, Net" on the accompanying consolidated balance sheets. The Company also incurred $956 of bank amendment and waiver fees in the fourth quarter of 2003 and the first quarter of 2004 related to the year ended December 31, 2003. These fees and expenses are being amortized to "Interest and Other Expense on Debt." In May 2004, the Credit Facility was extended through December 15, 2006.

The Company's effective borrowing rate inclusive of deferred financing fees for the first six months of 2004 was 5.8% compared to 4.6% in 2003. Monthly principal repayments of $367 commenced February 1, 2003 for the term loan components of the Credit Facility.

The Credit Facility requires the Company to comply with various covenants, the most significant of which include: (i) minimum availability of $10,000, tested monthly, (ii) a minimum fixed charge coverage ratio of 1.25, and a maximum leverage ratio of 1.75, which are tested quarterly, (iii) restrictions on additional indebtedness, and (iv) limitations on capital expenditures. At June 30, 2004, the Company had $38,318 of availability under its Credit Facility and was in compliance with its covenants. Using the formulas provided in the Credit Facility, at June 30, 2004, the Company had assets to support an additional $43,129 of borrowings; however the

                                    7 OF 47
maximum $90,000 size of the revolver portion of the Credit Facility precludes such additional borrowings.

The Company expects to increase the revolver portion of the Credit Facility by $20,000 during the third quarter of 2004.

Included in the Credit Facility revolver balances on the accompanying consolidated balance sheets are $9,922 and $1,716 of checks issued that have not cleared the bank as of June 30, 2004, and December 31, 2003, respectively.

(4) DISCONTINUED OPERATIONS:

In 2002, the Company closed its unprofitable tube processing operation (Tubing) in Cleveland, Ohio. In accordance with Statement of Financial Accounting Standards No. 144 (SFAS No. 144), "Accounting for the Impairment or Disposal of Long-Lived Assets," Tubing was accounted for as a discontinued operation and its assets were written down to their estimated fair value less costs to sell. The carrying value of the Tubing real estate is recorded as "Assets Held for Sale" on the accompanying balance sheets and the carrying value was reduced to a balance of $150 as of June 30, 2004 to reflect the contractual sales price of the property. The sale is expected to be completed in the third quarter of 2004. The $487 reduction is recorded as an "Asset Impairment Charge" on the accompanying Consolidated Statement of Operations.

(5) SHARES OUTSTANDING AND EARNINGS PER SHARE:

Earnings per share have been calculated based on the weighted average number of shares outstanding. Weighted average basic shares outstanding were 9.8 and 9.6 million for the quarter ended June 30, 2004 and June 30, 2003, respectively. Weighted average basic shares outstanding were 9.7 and 9.6 million for the six months ended June 30, 2004 and June 30, 2003, respectively. Weighted average diluted shares outstanding were 10.2 and 9.6 million for the quarter ended June 30, 2004 and June 30, 2003, respectively. Weighted average diluted shares outstanding were 10.1 and 9.6 million for the six months ended June 30, 2004 and June 30, 2003, respectively. The dilution is attributable to stock options as detailed in the following table:

                                    8 OF 47

                                                         FOR THE THREE MONTHS ENDED JUNE 30, 2004
                                                         ----------------------------------------
                                                                          SHARES       PER SHARE
                                                           INCOME    (IN THOUSANDS)     AMOUNT
                                                           ------    --------------     ------
BASIC EPS
Income available to common shareholders                    $18,500        9,794       $   1.89
EFFECT OF DILUTIVE SECURITIES
Stock Options                                                               388
DILUTED EPS
Income available to common shareholders plus assumed
conversions                                                $18,500       10,182       $   1.82

                                                          FOR THE SIX MONTHS ENDED JUNE 30, 2004
                                                          --------------------------------------
                                                                         SHARES       PER SHARE
                                                           INCOME    (IN THOUSANDS)     AMOUNT
                                                           ------    --------------     ------
BASIC EPS
Income available to common shareholders                    $29,347        9,734       $   3.01
EFFECT OF DILUTIVE SECURITIES
Stock Options                                                               374
DILUTED EPS
Income available to common shareholders plus assumed
conversions                                                $29,347       10,108       $   2.90

(6) STOCK OPTIONS:

At June 30, 2004, stock options to purchase 1,064,629 shares were outstanding, of which 615,462 were exercisable at prices ranging from $1.97 to $15.50 per share, none of which were anti-dilutive as of June 30, 2004. For the periods ended June 30, 2003, all stock options were anti-dilutive.

Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost for stock options is measured as the

                                    9 OF 47
excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date under SFAS No. 123, net income and earnings per share would have been reduced by the amounts shown below:

                                               FOR THE THREE MONTHS              FOR THE SIX MONTHS
                                                  ENDED JUNE 30,                    ENDED JUNE 30,
                                           -------------------------        ----------------------------
                                               2004            2003            2004              2003
                                               ----            ----            ----              ----
Net income (loss), as reported             $   18,500        $  (554)       $   29,347        $  (1,033)
Pro forma expense, net of tax                    (658)          (179)             (725)            (238)
                                           ----------        -------        ----------        ---------
Pro forma net income (loss)                $   17,842        $  (733)       $   28,622        $  (1,271)
                                           ==========        =======        ==========        =========
Basic net income (loss) per share:
   As reported                             $     1.89        $ (0.06)       $     3.01        $   (0.11)
                                           ==========        =======        ==========        =========
   Pro forma                               $     1.83        $ (0.07)       $     2.94        $   (0.13)
                                           ==========        =======        ==========        =========
Diluted net income (loss) per share:
   As reported                             $     1.82        $ (0.06)       $     2.90        $   (0.11)
                                           ==========        =======        ==========        =========
   Pro forma                               $     1.75        $ (0.07)       $     2.83        $   (0.13)
                                           ==========        =======        ==========        =========

(7) INVENTORIES:

Inventories consist of the following:

                                                                 JUNE 30,     DEC. 31,
                                                                  2004         2003
                                                                 -------      --------
Unprocessed                                                     $ 95,674      $65,709
Processed and Finished                                            36,836       27,066
                                                                --------      -------
Totals                                                          $132,510      $92,775
                                                                ========      =======

(8) SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid during the first six months of 2004 and 2003 totaled $2,007 and $1,517, respectively. Taxes paid during the first six months of 2004 and 2003 totaled $4,146 and $0, respectively.

                                    10 of 47

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

The following discussion and analysis of our financial conditions and results are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from these estimates under different assumptions or conditions. On an ongoing basis, we monitor and evaluate our estimates and assumptions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in preparation of our consolidated financial statements:

Allowance for Doubtful Accounts Receivable

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The allowance is maintained at a level considered appropriate based on historical experience and specific customer collection issues that we have identified. Estimations are based upon a calculated percentage of accounts receivable and judgments about the probable effects of economic conditions on certain customers. We can not guarantee that the rate of future credit losses will be similar to past experience. We consider all available information when assessing each quarter the adequacy of our allowance for doubtful accounts.

Inventory Valuation

Our inventories are stated at the lower of cost or market and include the costs of the purchased steel, internal and external processing, and inbound freight. Cost is determined using the specific identification method. We regularly review our inventory on hand and record provisions for obsolete and slow-moving inventory based on historical and current sales trends. Changes in product demand and our customer base may affect the value of inventory on hand, which may require higher provisions for obsolete or slow-moving inventory.

                                    11 OF 47

Impairment of Long-Lived Assets

We evaluate the recoverability of long-lived assets and the related estimated remaining lives whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Events or changes in circumstances which could trigger an impairment review include significant underperformance relative to the historical or projected future operating results, significant changes in the manner or the use of the assets or the strategy for the overall business, or significant negative industry or economic trends. We record an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed.

Income Taxes

At December 31, 2003, on the consolidated balance sheet, in Deferred Income Taxes, we recorded, as an offset to the estimated temporary differences between the tax basis of assets and liabilities and the reported amounts on the consolidated balance sheets, the tax effect of operating loss and tax credit carryforwards. During the first half of 2004, we generated sufficient income to utilize all of the operating loss and tax credit carryforwards.

Revenue Recognition

Revenue is recognized in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin No. 104, "Revenue Recognition." For both direct and toll shipments, revenue is recognized when steel is shipped to the customer and title is transferred. Virtually all of our sales are shipped and received within 1 day. Sales returns and allowances are treated as reductions to sales and are provided for based on historical experience and current estimates and are immaterial to the consolidated financial statements.

OVERVIEW

Our results of operations are affected by numerous external factors, such as general business, economic and political conditions, competition, steel pricing and availability, energy prices, pricing and availability of raw materials used in the production of steel, customer demand for steel and their ability to manage their credit line availability in an escalating price market and layoffs or work stoppages by suppliers' or customers' personnel.

We sell a broad range of products, many of which have different gross profits and margins. Products that have more value-added processing generally have a greater gross profit and higher margins. Accordingly, our overall gross profit is affected by product mix, the amount of

                                    12 OF 47
processing performed, the availability of steel, volatility in selling prices and material purchase costs. We perform toll processing of customer-owned steel, the majority of which is performed by our Detroit and Georgia operations.

Our two joint ventures are Olympic Laser Processing, LLC (OLP), a company that processes laser welded sheet steel blanks for the automotive industry, and G.S.P., LLC (GSP), a certified Minority Business Enterprise company supporting the flat-rolled steel requirements of the automotive industry. Our 50% interest in OLP and 49% interest in GSP are accounted for under the equity method. We guarantee portions of outstanding debt under both of the joint venture companies' bank credit facilities. As of June 30, 2004, we guaranteed 50% of OLP's $16.8 million and 49% of GSP's $3.1 million of outstanding debt on a several basis.

Financing costs include interest expense on debt and deferred financing and bank amendment fees amortized to expense.

We sell certain products internationally, primarily in Puerto Rico and Mexico. All international sales and payments are made in United States dollars. Recent international sales have been immaterial to our consolidated financial results.

In 2002, we closed our unprofitable tube processing operation (Tubing) in Cleveland, Ohio. In accordance with Statement of Financial Accounting Standards No. 144 (SFAS No. 144), "Accounting for the Impairment or Disposal of Long-Lived Assets," Tubing has been accounted for as a discontinued operation and its assets were written down to their estimated fair value less costs to sell. The carrying value of the Tubing real estate is recorded as "Assets Held for Sale" on the accompanying balance sheets and the carrying value was reduced to a balance of $150 thousand as of June 30, 2004 to reflect the contractual sales price of the property. The sale is expected to be completed in the third quarter of 2004. The $487 thousand reduction is recorded as an "Asset Impairment Charge" on the accompanying Consolidated Statements of Operations.

The collective bargaining agreement covering hourly plant employees at our Detroit facility expired on June 30, 2004, however, negotiations are on-going. A collective bargaining agreement for employees at our Minneapolis coil facility expires on September 30, 2005, whereas agreements covering other Detroit and Minneapolis employees expire in 2006 and subsequent years. From time-to-time, union organizing activities have been held at our other locations and a union election is scheduled in the third quarter at our Iowa facility. We have never experienced a work stoppage and we believe that our relationship with employees is good. However, any prolonged work stoppages by our personnel represented by collective bargaining units could have a material adverse effect on our results.

                                    13 OF 47

RESULTS OF OPERATIONS

Tons sold increased 23.4% to 344 thousand in the second quarter of 2004 from 279 thousand in the second quarter of 2003. Tons sold in the second quarter of 2004 included 293 thousand from direct sales and 51 thousand from toll processing, compared with 234 thousand direct tons and 45 thousand toll tons in the comparable period of last year. Tons sold in the first half of 2004 increased 33.2% to 729 thousand from 548 thousand last year. Tons sold in the first half included 623 thousand from direct sales and 106 thousand from toll processing, compared with 464 thousand direct tons and 84 thousand toll tons in the comparable period of last year. The increase in tons sold was attributable to increased customer demand across substantially all markets. We expect strong customer demand to continue in the second half of the year, but note that the second half contains 8 fewer shipping days than the first half of the year, as well as seasonal closings of certain automotive and manufacturing customers. We believe that the availability of steel will continue to remain constrained, which could lead to disruption in our ability to meet our customers' material requirements.

Net sales increased 96.4% to $222.8 million in the second quarter of 2004 from $113.4 million in the second quarter of 2003. For the first half of 2004, net sales increased 79.5% to $409.8 million from $228.3 million. Strong customer demand, combined with tight supply and rising raw material costs for steel production, has resulted in a dramatic increase in steel pricing. Average selling prices for the second quarter of 2004 increased 59.1% from last year's second quarter and increased 33.3% from the first quarter of 2004. Market prices for steel are expected to continue to increase in the third quarter of 2004.

As a percentage of net sales, gross profit increased to 31.7% in the second quarter of 2004 from 21.1% in the second quarter of 2003. For the first half of 2004, gross profit increased to 30.3% from 21.0% in last year's first half. The gross profit increase is primarily the result of strong customer demand for steel coupled with tight supply conditions. If we are unable to pass on to our customers the increasing costs of inventories our gross profit percentage in subsequent quarters could be adversely affected.

Operating expenses in the second quarter of 2004 increased 62.8% to $38.8 million from $23.8 million in last year's second quarter. For the first half of 2004, operating expenses increased 55.1% to $73.4 million from $47.3 million in last year's first half. The operating expense increases are primarily the result of increased payroll, incentive compensation, retirement plan expenses and distribution expenses associated with increases in sales volume and income for the first six months. As a percentage of net sales, operating expenses decreased to 17.4% for the second quarter of 2004 from 21.0% in the comparable 2003 period. For the first half of 2004, operating expenses decreased to 17.9% of net sales from 20.7% in last year's first half.

                                    14 OF 47

Income from joint ventures totaled $94 thousand in the second quarter of 2004, compared with $19 thousand in the second quarter of 2003. For the first half of 2004, income from joint ventures totaled $172 thousand compared with losses of $10 thousand in 2003.

Financing costs totaled $1.0 million for both the second quarter of 2004 and 2003. For the first six months of 2004, Financing costs increased to $2.4 million from $2.1 million in 2003. Our effective borrowing rate inclusive of deferred financing fees for the first six months of 2004 was 5.8% compared to 4.6% in 2003. We have the option to borrow based on the agent bank's base rate or Eurodollar Rate (EURO) plus a premium (the Premium). Effective borrowing rates primarily increased as a result of waiver and amendment fees charged by our bank group for the period ended December 31, 2003.

For the second quarter of 2004, we reported income before income taxes of $30.8 million compared to the 2003 second quarter loss before income taxes of $816 thousand. An income tax provision of 40.0% was recorded for the second quarter of 2004 and a tax benefit of 32.1% was recorded for the second quarter of 2003. For the first six months of 2004, we reported income before income taxes of $48.3 million compared to the 2003 six month loss before income taxes of $1.6 million. An income tax provision of 39.3% was recorded during the first six months of 2004 compared to a 36.0% benefit recorded during the comparable 2003 period. We expect the effective tax rate, which includes federal, state and local income taxes, to approximate 40% for the balance of the year. Taxes paid in the second quarter of 2004 and the first six months of 2004 totaled $4.1 million. There were no taxes paid during the first six months of 2003.

Net income for the second quarter of 2004 totaled $18.5 million or $1.82 per diluted share, compared to a net loss of $554 thousand or $.06 per diluted share for the second quarter of 2003. Net income for the first half of 2004 totaled $29.3 million or $2.90 per diluted share, compared to a net loss of $1.0 million or $.11 per diluted share in the first half of 2003.

LIQUIDITY AND CAPITAL RESOURCES

Our principal capital requirements are to fund working capital needs, the purchase and upgrading of processing equipment and facilities, and investments in joint ventures. We use cash generated from operations, leasing transactions, and our credit facility to fund these requirements.

Working capital at June 30, 2004 increased $34.8 million from the end of the prior year. The increase was primarily attributable to a $41.1 million increase in accounts receivables and a $39.7 million increase in inventories, offset in part by a $29.0 million increase in accounts payable and an $18 million increase in accrued payroll and accrued liabilities from December 31,

                                    15 OF 47

2003. We diligently managed our accounts receivable and inventories. Since the beginning of 2004, days sales outstanding decreased by 7 days and the number of shipping days held in inventory decreased by 6 days.

Net cash provided by operating activities totaled $10.3 million for the six months ended June 30, 2004. Cash generated from earnings before non-cash items totaled $42.6 million, while cash used for working capital components totaled $32.3 million. The increases in steel pricing and sales volume have resulted in higher levels of inventory and accounts receivable, causing a significant usage of working capital. Steel prices are expected to increase further in the third quarter, resulting in a continued significant usage of working capital.

During the first six months of 2004, net cash used for investing activities totaled $1.1 million, consisting of capital spending. We do not expect to make significant capital expenditures during the remainder of the year; however, we anticipate acquiring $3-$4 million of new laser processing equipment which will be financed through leases.

Net cash used for financing activities during the first half of 2004 totaled $6.7 million and primarily consisted of scheduled principal repayments under our debt agreements and reductions in borrowings under our revolving credit line, partially offset by proceeds from the exercise of stock options.

In December 2002, we entered into a 3-year, $132 million secured bank-financing agreement (the Credit Facility) which significantly reduced our financing costs. The Credit Facility is comprised of a revolver and two term loan components. The Credit Facility is collateralized by our accounts receivable, inventories, and substantially all property and equipment. Revolver borrowings are limited to the lesser of a borrowing base, comprised of eligible receivables and inventories, or $90 million in the aggregate. We incurred $2.2 million of closing fees and expenses in connection with this Credit Facility, which have been capitalized and included in "Deferred Financing Fees, Net" on the accompanying consolidated balance sheets. These costs, along with the bank waiver and amendment fees, are being amortized to interest and other expense. Monthly principal payments of $367 thousand commenced February 1, 2003 for the term loan components of the Credit Facility. In May 2004, the credit facility was extended through December 15, 2006.

The Credit Facility requires us to comply with various covenants, the most significant of which include: (i) minimum availability of $10 million, tested monthly, (ii) a minimum fixed charge coverage ratio of 1.25, and a maximum leverage ratio of 1.75, which are tested quarterly, (iii) restrictions on additional indebtedness, and (iv) limitations on capital expenditures. At June 30, 2004, we had $38.3 million of availability under our Credit Facility and we were in compliance

                                    16 OF 47
with our covenants. Using the formulas provided in the Credit Facility, at June 30, 2004, we had assets to support an additional $43.1 million of borrowings; however the maximum $90 million size of the revolver portion of the Credit Facility precludes such additional borrowings.

We expect to increase the revolver portion of the Credit Facility by $20 million during the third quarter of 2004.

We believe that funds available under our Credit Facility, together with funds generated from operations, will be sufficient to provide us with the liquidity necessary to fund anticipated working capital requirements, capital expenditure requirements, and scheduled debt maturities over the next 12 months. Capital requirements are subject to change as business conditions warrant and opportunities arise.

FORWARD-LOOKING INFORMATION

This document contains various forward-looking statements and information that are based on management's beliefs as well as assumptions made by and information currently available to management. When used in this document, the words "anticipate," "expect," "believe," "estimated," "project," "plan" and similar expressions are intended to identify forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks, uncertainties and assumptions including, but not limited to: general business, economic and political conditions; competitive factors such as the availability and pricing of steel and fluctuations in customer demand; the ability of customers to maintain their credit availability in periods of escalating prices, layoffs or work stoppages by our own or our suppliers', or customers' personnel; equipment malfunctions or installation delays; the adequacy of information technology and business system software; the successes of our joint ventures; the successes of our strategic efforts and initiatives to increase sales volumes, improve cash flows and reduce debt, maintain or improve inventory turns and reduce costs; and customer, supplier, and competitor consolidation or insolvency. Should one or more of these or other risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, expected, believed, estimated, projected or planned. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to republish revised forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date hereof.

                                    17 OF 47

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

Since the beginning of 2004, steel producers have significantly increased prices and have imposed significant raw material surcharges. In addition, steel has been in tight supply and demand has increased significantly during 2004. Raw material price increases have translated into higher prices for our products. As we utilize existing steel inventories, it has resulted in higher gross profit dollars and margins. We expect raw material prices for our products to further increase in the third quarter of 2004. Although we have generally been successful in passing the increased costs and surcharges on to our customers, it is possible that we may not be able to obtain all the material required by our customers or pass the increased material costs fully to our customers due to the competitive nature of the business and, in limited circumstances, contractual limitations.

We are a variable-rate borrower and future increases in interest rates could result in increased interest expense. Based on total variable debt levels at June 30, 2004, a one hundred basis point increase in interest rates would increase annual interest expense by approximately $850 thousand.

ITEM 4. CONTROLS AND PROCEDURES

We have evaluated the effectiveness of the design and operations of our disclosure controls and procedures as of June 30, 2004. These disclosure controls and procedures are the controls and other procedures that were designed to ensure that information required to be disclosed in reports that are filed with or submitted to the SEC is (i) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (ii) recorded, processed, summarized and reported within the time periods specified in applicable law and regulations. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2004, our disclosure controls and procedures were effective.

There were no changes in our internal controls over financial reporting that occurred during the second quarter of 2004 that has materially affected, or is reasonably like to materially affect, our internal control over financial reporting.

We have hired an outside consultant to assist with the Section 404 internal control obligations of the Sarbanes-Oxley Act.

                                    18 OF 47

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      (a) The Company's annual meeting of shareholders was held on April 29, 2004.

      (b) At the annual meeting, the Company's shareholders elected David A. Wolfort, Ralph M. Della Ratta, Jr., Martin H. Elrad and Howard L. Goldstein as Directors for a two-year term, which expires at the annual meeting of shareholders in 2006.

            The following tabulation represents voting for the Directors:

                                 For         Abstained
                                 ---         ---------
David A Wolfort               7,754,907       104,562
Ralph M. Della Ratta, Jr      7,831,979        27,490
Martin H. Elrad               7,754,907       104,562
Howard L. Goldstein           7,831,407        28,062

ITEM 5. OTHER INFORMATION

The Company has entered into employment agreements, effective July 1, 2004, with Michael D. Siegal and Richard T. Marabito, its Chief Executive Officer and Chief Financial Officer, respectively. The agreements, which run through December 31, 2006, contain both non-competition and non-solicitation covenants. Messrs. Siegal's and Marabito's base salaries are $575,000 and $300,000, respectively.

The Board of Directors has also approved, effective July 1, 2004, an increase in the salary of David Wolfort, the Company's President and Chief Operating Officer, to $425,000. Finally, the compensation of each director was increased to $45,000 per annum, effective January 1, 2005, with the Chairman of the Audit Committee receiving an additional $10,000 and the Chairs of the Compensation and Nominating Committees each receiving an additional $5,000 per annum.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

              Exhibit 4.8 - Amendment No. 6 to Amended and Restated Credit
                            Agreement dated May 21, 2004 by and among Olympic Steel, Inc., five banks and Comerica Bank, as Administrative Agent.

                                    19 OF 47

              Exhibit 10.12 - Michael D. Siegal Employment Contract, dated July
                              1, 2004.

              Exhibit 10.13 - Richard T. Marabito Employment Contract, dated
                              July 1, 2004.

              Exhibit 31.1 - Certification of the Principal Executive Officer
                             pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

              Exhibit 31.2 - Certification of the Principal Financial Officer
                             pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

              Exhibit 32.1 - Certification of the Principal Executive Officer
                             pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

              Exhibit 32.2 - Certification of the Principal Financial Officer
                             pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b)   Reports on Form 8-K

              Report on Form 8-K dated April 29, 2004 to report the results of operations for the three months ended March 31, 2004.

                                    20 OF 47

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                                 OLYMPIC STEEL, INC.
                                                 (Registrant)

Date: August 13, 2004                            By: /s/ Michael D. Siegal
                                                     ---------------------------
                                                 MICHAEL D. SIEGAL
                                                 Chairman of the Board and Chief
                                                 Executive Officer

                                                 By: /s/ Richard T. Marabito
                                                     ---------------------------
                                                 RICHARD T. MARABITO
                                                 Chief Financial Officer
                                                 (Principal Accounting Officer)

                                    21 OF 47