Form 10-Q
period 2004-09-30
OLYMPIC STEEL INC
filed 2004-11-08
CIK 917470

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ( ) No (X)

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

                  Class                     Outstanding as of November 5, 2004
     -------------------------------        ----------------------------------
     Common stock, without par value                     9,965,824

                              OLYMPIC STEEL, INC.
                               INDEX TO FORM 10-Q

                                                                                            PAGE NO.
                                                                                            --------
PART I.              FINANCIAL INFORMATION

           ITEM 1.   FINANCIAL STATEMENTS

                     Consolidated Balance Sheets - September 30, 2004 (unaudited)                3
                       and December 31, 2003 (audited)

                     Consolidated Statements of Operations - for the three and nine              4
                       months ended September 30, 2004 and 2003 (unaudited)

                     Consolidated Statements of Cash Flows - for the nine months                 5
                       ended September 30, 2004 and 2003 (unaudited)

                     Notes to Consolidated Financial Statements                               6-11

           ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                       12-20
                     CONDITION AND RESULTS OF OPERATIONS

           ITEM 3.   QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK                  21

           ITEM 4.   CONTROLS AND PROCEDURES                                                 21-22

PART II.             OTHER INFORMATION

           ITEM 6.   EXHIBITS                                                                   23

SIGNATURES                                                                                      24

EXHIBITS                                                                                     25-30

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               OLYMPIC STEEL, INC.
                           CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                  September 30,     December 31,
                                                      2004             2003
                                                  -------------     -----------
                                                   (unaudited)
                         Assets

Cash                                                 $  4,817         $  3,087
Accounts receivable, net                              108,349           56,501
Inventories                                           147,857           92,775
Prepaid expenses and other                              1,133            2,794
Assets held for sale                                        -              637
                                                     --------         --------
   Total current assets                               262,156          155,794
                                                     --------         --------
Property and equipment, at cost                       153,703          152,085
Accumulated depreciation                              (68,399)         (62,303)
                                                     --------         --------
   Net property and equipment                          85,304           89,782
                                                     --------         --------
Investments in joint ventures                           1,843            1,625
Deferred financing fees, net                            1,191            1,801
                                                     --------         --------
   Total assets                                      $350,494         $249,002
                                                     ========         ========

                      Liabilities

Current portion of long-term debt                    $  4,895         $  4,877
Accounts payable                                       56,431           31,345
Accrued payroll                                        15,544            2,772
Other accrued liabilities                              12,282            3,580
                                                     --------         --------
   Total current liabilities                           89,152           42,574
                                                     --------         --------
Credit facility revolver                               55,173           55,537
Term loans                                             29,949           33,629
Industrial revenue bonds                                3,280            3,754
                                                     --------         --------
   Total long-term debt                                88,402           92,920
                                                     --------         --------
Deferred income taxes                                   9,521            1,272
                                                     --------         --------
   Total liabilities                                  187,075          136,766
                                                     --------         --------
                  Shareholders' Equity

Preferred stock                                             -                -
Common stock                                          102,305           99,790
Officer note receivable                                     -             (749)
Retained earnings                                      61,114           13,195
                                                     --------         --------
   Total shareholders' equity                         163,419          112,236
                                                     --------         --------
   Total liabilities and shareholders' equity        $350,494         $249,002
                                                     ========         ========

      The accompanying notes are an integral part of these balance sheets.

                               OLYMPIC STEEL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                (IN THOUSANDS, EXCEPT PER SHARE AND TONNAGE DATA)

                                                                 THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                        SEPTEMBER 30,
                                                              --------------------------          ---------------------------
                                                                2004              2003              2004               2003
                                                                ----              ----              ----               ----
                                                                                       (UNAUDITED)
Tons sold
   Direct                                                      283,098           253,337            906,166           716,750
   Toll                                                         40,332            48,422            146,477           132,658
                                                              --------          --------         ----------          --------
                                                               323,430           301,759          1,052,643           849,408
                                                              ========          ========         ==========          ========

Net sales                                                     $244,142          $115,850         $  653,948          $344,131

Cost of materials sold                                         178,576            90,845            464,369           271,262
                                                              --------          --------         ----------          --------
   Gross profit                                                 65,566            25,005            189,579            72,869

Operating expenses
   Warehouse and processing                                     10,142             8,072             32,451            24,207
   Administrative and general                                   11,703             5,697             34,740            17,257
   Distribution                                                  4,482             4,211             14,264            11,965
   Selling                                                       4,331             2,613             15,411             8,201
   Occupancy                                                     1,328               884              3,917             2,976
   Depreciation                                                  1,999             2,037              6,146             6,247
   Asset impairment charge                                           -                 -                487                 -
                                                              --------          --------         ----------          --------
      Total operating expenses                                  33,985            23,514            107,416            70,853
                                                              --------          --------         ----------          --------
   Operating income                                             31,581             1,491             82,163             2,016

Income (loss) from joint ventures                                   58              (644)               230              (654)
                                                              --------          --------         ----------          --------
   Income before financing costs and income taxes               31,639               847             82,393             1,362

Interest and other expense on debt                               1,069               993              3,514             3,122
                                                              --------          --------         ----------          --------
   Income (loss) before income taxes                            30,570              (146)            78,879            (1,760)

Income tax provision (benefit)                                  11,998               (31)            30,960              (612)
                                                              --------          --------         ----------          --------
   Net income (loss)                                          $ 18,572          $   (115)        $   47,919          $ (1,148)
                                                              ========          ========         ==========          ========

Earnings per share:

   Net income (loss) per share - basic                        $   1.88          $  (0.01)        $     4.89          $  (0.12)
                                                              ========          ========         ==========          ========
   Weighted average shares outstanding - basic                   9,904             9,646              9,791             9,645
                                                              ========          ========         ==========          ========
   Net income (loss) per share - diluted                      $   1.80          $  (0.01)        $     4.70          $  (0.12)
                                                              ========          ========         ==========          ========
   Weighted average shares outstanding - diluted                10,341             9,646             10,195             9,645
                                                              ========          ========         ==========          ========

        The accompanying notes are an integral part of these statements.

                               OLYMPIC STEEL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,

                                 (IN THOUSANDS)

                                                                       2004            2003
                                                                       ----            ----
                                                                            (UNAUDITED)
Cash flows from operating activities:
   Net income (loss)                                                  $47,919        $ (1,148)
   Adjustments to reconcile net income (loss) to net cash from operating activities-
         Depreciation and amortization                                  7,297           6,804
         (Income) loss from joint ventures                               (230)            654
         Asset impairment charge                                          487               -
         Loss on disposition of property and equipment                     58               4
         Long-term deferred income taxes                                8,249          (2,491)
                                                                      -------        --------
                                                                       63,780           3,823

Changes in working capital:
   Accounts receivable                                                (51,774)        (18,337)
   Inventories                                                        (55,082)         19,607
   Prepaid expenses and other                                           1,661           7,587
   Accounts payable                                                    25,086          (4,515)
   Accrued payroll and other accrued liabilities                       22,681          (1,291)
                                                                      -------        --------
                                                                      (57,428)          3,051
                                                                      -------        --------
      Net cash from operating activities                                6,352           6,874
                                                                      -------        --------
Cash flows from (used for) investing activities:
   Capital expenditures                                                (1,698)           (549)
   Proceeds from disposition of property and equipment (net)              123           1,292
   Distributions from (investments in) joint ventures                      12            (500)
                                                                      -------        --------
      Net cash from (used for) investing activities                    (1,563)            243
                                                                      -------        --------
Cash flows from (used for) financing activities:
   Credit facility revolver payments, net                                (364)           (599)
   Scheduled repayments of long-term debt                              (4,137)         (5,757)
   Credit facility fees and expenses                                     (541)             45
   Repayment of Officer note receivable                                   675               -
   Proceeds from exercise of stock options and employee
         stock purchases                                                1,308              13
                                                                      -------        --------
      Net cash used for financing activities                           (3,059)         (6,298)
                                                                      -------        --------
Cash:
   Net increase                                                         1,730             819
   Beginning balance                                                    3,087           1,736
                                                                      -------        --------
   Ending balance                                                     $ 4,817        $  2,555
                                                                      =======        ========

        The accompanying notes are an integral part of these statements.

                               OLYMPIC STEEL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2004

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

(2) ACCOUNTS RECEIVABLE:

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The allowance is maintained at a level considered appropriate based on historical experience and specific customer collection issues that have been identified. Estimations are based upon a calculated percentage of accounts receivable and judgments about the probable effects of economic conditions on certain customers. The Company cannot guarantee that the rate of future credit losses will be similar to past experience. The Company considers all available information when assessing each quarter the adequacy of our allowance for doubtful accounts.

(3) INVENTORIES:

Steel inventories consist of the following:

(in thousands)               SEPTEMBER 30, 2004   DECEMBER 31, 2004
                             ------------------   -----------------
Unprocessed                       $101,328             $65,709
Processed and Finished              46,529              27,066
                                  --------             -------
Totals                            $147,857             $92,775
                                  ========             =======

(4) INVESTMENTS IN JOINT VENTURES:

The Company's two joint ventures are Olympic Laser Processing, LLC (OLP), a company that processes laser welded steel sheet blanks for the automotive industry, and G.S.P., LLC (GSP), a certified Minority Business Enterprise company supporting the flat-rolled steel requirements of the automotive industry. As of September 30, 2004, Olympic guaranteed 50% of OLP's $17.1 million and 49% of GSP's $3.0 million of outstanding debt on a several basis.

The following table sets forth selected data for the Company's OLP joint venture:

                                    FOR THE THREE MONTHS                  FOR THE NINE MONTHS
                                    ENDED SEPTEMBER 30,                   ENDED SEPTEMBER 30,
                                  -------------------------            --------------------------
RESULTS OF OPERATIONS:             2004               2003               2004               2003
----------------------            ------            -------            -------            -------
(in thousands)
Net sales                         $7,291            $ 6,909            $23,566            $22,414
Gross profit                       2,581              1,979              8,955              8,069
Operating loss                      (299)            (1,094)              (119)              (569)
Net loss                          $ (456)           $(1,251)           $  (607)           $(1,056)

The Company records 50% of OLP's net income or loss to its Consolidated Statements of Operations as "Income (Loss) from Joint Ventures."

The following table sets forth selected data for the Company's GSP joint venture:

                                    FOR THE THREE MONTHS               FOR THE NINE MONTHS
                                    ENDED SEPTEMBER 30,                ENDED SEPTEMBER 30,
                                  -----------------------           ------------------------
RESULTS OF OPERATIONS:              2004             2003              2004             2003
-----------------------           ------           ------           -------           ------
(in thousands)
Net sales                         $4,412           $1,800           $11,049           $4,131
Gross profit                         988              230             2,249              505
Operating income (loss)              613              (28)            1,146             (227)
Net income (loss)                 $  584           $  (35)          $ 1,088           $ (257)

The Company records 49% of GSP's net income or loss to its Consolidated Statements of Operations as "Income (Loss) from Joint Ventures."

(5) DEBT:

In December 2002, the Company entered into a 3-year, $132 million secured bank-financing agreement (the Credit Facility) comprised of a revolver and two term loan components. The Credit Facility is collateralized by the Company's accounts receivable, inventories, and substantially all property and equipment. Revolver borrowings are limited to the lesser of a borrowing base, comprised of eligible receivables and inventories or, effective with an August 2004 amendment to the Credit Facility, $110 million in the aggregate. The Company has the option to borrow based on the agent's base rate or Eurodollar Rates (EURO) plus a premium (the Premium). The Company incurred $2.2 million of closing fees and expenses in connection with this Credit Facility and also incurred $1 million of subsequent bank amendment and waiver fees, all of which have been capitalized and included in "Deferred Financing Fees, Net" on the accompanying consolidated balance sheets. These fees and expenses are being amortized to "Interest and Other Expense on Debt." In May 2004, the Credit Facility was extended through December 15, 2006.

The Company's effective borrowing rate inclusive of deferred financing fees for the first nine months of 2004 was 5.6% compared to 4.5% for the comparable period in 2003. Monthly principal repayments of $367 commenced February 1, 2003 for the term loan components of the credit facility.

The Credit Facility requires the Company to comply with various covenants, the most significant of which include: (i) minimum availability of $10 million, tested monthly, (ii) a minimum fixed charge coverage ratio of 1.25, and a maximum leverage ratio of 1.75, which are tested quarterly, (iii) restrictions on additional indebtedness, and (iv) limitations on capital expenditures. At September 30, 2004, the Company had $47.8 million of availability under its Credit Facility and was in compliance with its covenants.

Included in the Credit Facility revolver balances on the accompanying consolidated balance sheets are $7.6 million and $1.7 million of checks issued that have not cleared the bank as of September 30, 2004 and December 31, 2003, respectively.

(6) DISCONTINUED OPERATIONS:

In 2002, the Company closed its unprofitable tube processing operation (Tubing) in Cleveland, Ohio. In accordance with Statement of Financial Accounting Standards No. 144 (SFAS No. 144), "Accounting for the Impairment or Disposal of Long-Lived Assets," Tubing was accounted for as a discontinued operation and its assets were written down to their estimated fair value less costs to sell. The carrying value of the Tubing real estate was recorded as "Assets Held for Sale" on the accompanying balance sheets and the $637 thousand carrying value was reduced to a balance of $150 thousand as of June 30, 2004 to reflect the contractual sales price of the property. The sale was completed in the third quarter of 2004. The $487 thousand reduction was recorded as an "Asset Impairment Charge" on the accompanying Consolidated Statement of Operations.

(7) SHARES OUTSTANDING AND EARNINGS PER SHARE:

Earnings per share have been calculated based on the weighted average number of shares outstanding as set forth below:

                                            FOR THE THREE MONTHS           FOR THE NINE MONTHS
                                            ENDED SEPTEMBER 30,            ENDED SEPTEMBER 30,
                                           ----------------------         ----------------------
                                            2004           2003            2004           2003
                                           -------        -------         -------        -------
(in thousands, except per share data)

Weighted average shares outstanding          9,904          9,646           9,791          9,645
Assumed exercise of stock options              437              -             404              -
                                           -------        -------         -------        -------
Weighted average diluted shares             10,341          9,646          10,195          9,645
                                           =======        =======         =======        =======

Net income (loss)                          $18,572        $  (115)        $47,919        $(1,148)

Basic earnings (loss) per share            $  1.88        $ (0.01)        $  4.89        $ (0.12)
                                           =======        =======         =======        =======
Diluted earnings (loss) per share          $  1.80        $ (0.01)        $  4.70        $ (0.12)
                                           =======        =======         =======        =======

(8) STOCK OPTIONS:

At September 30, 2004, stock options to purchase 964,629 shares were outstanding, of which 592,129 were exercisable at prices ranging from $1.97 to $15.50 per share, none of which were anti-dilutive as of September 30, 2004. For the periods ended September 30, 2003, all stock options were anti-dilutive.

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

If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date under SFAS No. 123, net income and earnings per share would have been reduced by the amounts shown below:

                                            FOR THE THREE MONTHS            FOR THE NINE MONTHS
                                            ENDED SEPTEMBER 30,             ENDED SEPTEMBER 30,
                                           ----------------------         ---------------------
                                            2004           2003            2004           2003
                                           -------        -------         -------        -------
(in thousands, except per share data)

Net income (loss), as reported            $ 18,572        $  (115)        $ 47,919        $ (1,148)
Pro forma expense, net of tax                 (383)            (4)          (1,108)           (242)
                                          --------        -------         --------        --------
Pro forma net income (loss)               $ 18,189        $  (119)        $ 46,811        $ (1,390)
                                          ========        =======         ========        ========

Basic net income (loss) per share:

  As reported                             $   1.88        $ (0.01)        $   4.89        $  (0.12)
                                          ========        =======         ========        ========
  Pro forma                               $   1.84        $ (0.01)        $   4.78        $  (0.14)
                                          ========        =======         ========        ========

Diluted earnings (loss) per share:

  As reported                             $   1.80        $ (0.01)        $   4.70        $  (0.12)
                                          ========        =======         ========        ========
  Pro forma                               $   1.76        $ (0.01)        $   4.59        $  (0.14)
                                          ========        =======         ========        ========

(9) SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid during the first nine months of 2004 and 2003 totaled $2.4 million and $2.3 million, respectively. Taxes paid during the first nine months of 2004 and 2003 totaled $15.5 million and $0, respectively.

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

We sell a broad range of products, many of which have different gross profits and margins. Products that have more value-added processing generally have a greater gross profit and higher margins. Accordingly, our overall gross profit is affected by product mix, the amount of processing performed, the availability of steel, volatility in selling prices and material purchase costs. We perform toll processing of customer-owned steel, the majority of which is performed in our Detroit and Georgia operations.

Our two joint ventures are Olympic Laser Processing, LLC (OLP), a company that processes laser welded sheet steel blanks for the automotive industry, and G.S.P., LLC (GSP), a certified Minority Business Enterprise company supporting the flat-rolled steel requirements of the automotive industry. Our 50% interest in OLP and 49% interest in GSP are accounted for under the equity method. We guarantee portions of outstanding debt under both of the joint venture companies' bank credit facilities. As of September 30, 2004, we guaranteed 50% of OLP's $17.1 million and 49% of GSP's $3.0 million of outstanding debt on a several basis.

Financing costs include interest expense on debt and deferred financing and bank amendment fees amortized to expense.

We sell certain products internationally, primarily in Puerto Rico and Mexico. All international sales and payments are made in United States dollars. Recent international sales have been immaterial to our consolidated financial results.

In 2002, we closed our unprofitable tube processing operation (Tubing) in Cleveland, Ohio. In accordance with Statement of Financial Accounting Standards No. 144 (SFAS No. 144), "Accounting for the Impairment or Disposal of Long-Lived Assets," Tubing has been accounted for as a discontinued operation and its assets were written down to their estimated fair value less costs to sell. The carrying value of the Tubing real estate was recorded as "Assets Held for Sale" on the accompanying balance sheets and the carrying value of $637 thousand was reduced to a balance of $150 thousand as of June 30, 2004 to reflect the contractual sales price of the property. The sale was completed during the third quarter of 2004. The $487 thousand reduction is recorded as an "Asset Impairment Charge" on the accompanying Consolidated Statements of Operations.

We have four collective bargaining agreements covering approximately 205 employees at our Minneapolis and Detroit facilities. The collective bargaining agreement covering hourly plant employees at our Detroit facility expired on June 30, 2004; however, such employees are scheduled to vote during the fourth quarter of 2004 on a new agreement that, if ratified, would expire on June 30, 2009. A collective bargaining agreement for employees at our Minneapolis coil facility expires on September 30, 2006. From time to time, union organizing efforts have occurred at our other locations, including current activity at our Iowa facility. While we have never experienced a work stoppage by our personnel, any prolonged disruption in business arising from work stoppages by personnel represented by collective bargaining units could have a material adverse effect on our results of operations.

RESULTS OF OPERATIONS

Tons sold increased 7.2% to 323 thousand in the third quarter of 2004 from 302 thousand in the third quarter of 2003. Tons sold in the third quarter of 2004 included 283 thousand from direct sales and 40 thousand from toll processing, compared with 253 thousand direct tons and 48 thousand toll tons in the comparable period of last year. Tons sold in the first nine months of

2004 increased 23.9% to 1.1 million from 849 thousand last year. Tons sold in the first nine months included 906 thousand from direct sales and 146 thousand from toll processing, compared with 717 thousand direct tons and 133 thousand toll tons in the comparable period of last year. The increase in tons sold was attributable to increased customer demand across substantially all markets. We expect strong customer demand to continue in the last quarter of the year, however the fourth quarter contains 3 fewer shipping days than the third quarter, as well as normal seasonal closings of certain automotive and manufacturing customers in December.

Net sales increased 110.7% to $244.1 million in the third quarter of 2004 from $115.9 million in the third quarter of 2003. For the first nine months of 2004, net sales increased 90.0% to $653.9 million from $344.1 million. Strong customer demand, combined with tight supply and rising raw material costs for steel production, has resulted in a dramatic increase in steel pricing in 2004. Average selling prices for the third quarter of 2004 increased 96.6% from last year's third quarter and increased 16.6% from the second quarter of 2004. While market prices are expected to decline modestly during the seasonally slower fourth quarter, we anticipate prices to remain at elevated levels for the immediate future.

As a percentage of net sales, gross profit increased to 26.9% in the third quarter of 2004 from 21.6% in the third quarter of 2003. For the first nine months of 2004, gross profit increased to 29.0% from 21.2% in the comparable 2003 period. The gross profit increase is primarily the result of strong customer demand for steel coupled with tight supply conditions. During the first nine months of the year, we have been able to pass on to our customers steel producers' price increases and surcharges. However, the anticipated modest decline in steel prices increases the possibility of our gross margin percentages returning to historical levels in the immediate future.

Operating expenses in the third quarter of 2004 increased 44.5% to $34.0 million from $23.5 million in last year's third quarter. For the first nine months of 2004, operating expenses increased 51.6% to $107.4 million from $70.9 million in the comparable 2003 period. The operating expense increases are primarily the result of increased payroll, incentive compensation, retirement plan expenses and distribution expenses associated with increases in sales volume and income for the first nine months. As a percentage of net sales, operating expenses decreased to 13.9% for the third quarter of 2004 from 20.3% in the comparable 2003 period. For the first nine months of 2004, operating expenses decreased to 16.4% of net sales from 20.6% in last year's comparable 2003 period.

Income from joint ventures totaled $58 thousand in the third quarter of 2004, compared with a $644 thousand loss in the third quarter of 2003. For the first nine months of 2004, income from joint ventures totaled $230 thousand compared with losses of $654 thousand in 2003.

Financing costs totaled $1.0 million for both the third quarter of 2004 and 2003. For the first nine months of 2004, financing costs increased to $3.5 million from $3.1 million in 2003. Our effective borrowing rate inclusive of deferred financing fees for the first nine months of 2004 was 5.6% compared to 4.5% in 2003. We have the option to borrow based on the agent bank's base rate or Eurodollar Rate (EURO) plus a premium (the Premium). Effective borrowing rates primarily increased as a result of waiver and amendment fees charged by our bank group for the period ended December 31, 2003.

For the third quarter of 2004, income before income taxes totaled $30.6 million compared to the 2003 third quarter loss before income taxes of $146 thousand. An income tax provision of 39.2% was recorded for the third quarter of 2004 and a tax benefit of 21.2% was recorded for the third quarter of 2003. For the first nine months of 2004, we reported income before income taxes of $78.9 million compared to the 2003 nine months loss before income taxes of $1.8 million. An income tax provision of 39.2% was recorded during the first nine months of 2004 compared to a 34.8% benefit recorded during the comparable 2003 period. We expect the effective tax rate, which includes federal, state and local income taxes, to approximate the same rate during the fourth quarter of 2004. Taxes paid in the third quarter of 2004 and the first nine months of 2004 totaled $11.4 million and $15.5 million, respectively. There were no taxes paid during the first nine months of 2003.

Net income for the third quarter of 2004 totaled $18.6 million or $1.80 per diluted share, compared to a net loss of $115 thousand or $.01 per diluted share for the third quarter of 2003. Net income for the first nine months of 2004 totaled $47.9 million or $4.70 per diluted share, compared to a net loss of $1.1 million or $.12 per diluted share in the first nine months of 2003.

LIQUIDITY AND CAPITAL RESOURCES

Our principal capital requirements are to fund working capital needs, the purchase and upgrading of processing equipment and facilities, and investments in joint ventures. We use cash generated from operations, leasing transactions, and our credit facility to fund these requirements.

Working capital at September 30, 2004 increased $59.8 million from the end of the prior year. The increase was primarily attributable to a $51.8 million increase in accounts receivables and a $55.1 million increase in inventories, offset in part by a $25.1 million increase in accounts payable and a $21.5 million increase in accrued payroll and accrued liabilities from December 31, 2003. We diligently managed our accounts receivable and inventories. Since the beginning of 2004, days sales outstanding decreased by 7 days and the number of shipping days held in inventory decreased by almost 8 days.

Net cash provided by operating activities totaled $6.4 million for the nine months ended September 30, 2004. Cash generated from earnings before non-cash items totaled $63.8 million, while cash used for working capital components totaled $57.4 million. The increases in steel pricing and sales volume have resulted in higher levels of inventory and accounts receivable, causing a significant usage of working capital. Steel prices are expected to remain at elevated levels during the fourth quarter.

During the first nine months of 2004, net cash used for investing activities totaled $1.6 million, consisting of capital spending. We do not expect to make significant capital expenditures during the remainder of the year. We anticipate adding additional new laser processing equipment which will be financed through operating leases.

Net cash used for financing activities during the first nine months of 2004 totaled $3.1 million and primarily consisted of scheduled principal repayments under our debt agreements and reduction in borrowings under our revolving credit line, partially offset by proceeds from the exercise of stock options and the repayment of the Officer note receivable.

During the third quarter of 2004 our Chief Operating Officer/President, repaid his outstanding officer note receivable, including interest.

In December 2002, we entered in to a 3-year, $132 million secured bank-financing agreement (the Credit Facility) which significantly reduced our financing costs. The Credit Facility is comprised of a revolver and two term loan components. The Credit Facility is collateralized by our accounts receivable, inventories, and substantially all property and equipment. Revolver borrowings are limited to the lesser of a borrowing base, comprised of eligible receivables and inventories or, effective with an August 2004 amendment to the Credit Facility, $110 million in the aggregate. We incurred $2.2 million of closing fees and expenses in connection with the Credit Facility and also incurred $1 million of subsequent bank amendment and waiver fees, all of which have been capitalized and included in "Deferred Financing Fees, Net" on the accompanying consolidated balance sheets. These fees and expenses are being amortized to interest and other expense. Monthly principal payments of $367 thousand commenced on February 1, 2003 for the term loan components of the Credit Facility. In May 2004, the Credit Facility was extended through December 15, 2006.

The Credit Facility requires us to comply with various covenants, the most significant of which include: (i) minimum availability of $10 million, tested monthly, (ii) a minimum fixed charge coverage ratio of 1.25, and a maximum leverage ratio of 1.75, which are tested quarterly, (iii) restrictions on additional indebtedness, and (iv) limitations on capital expenditures. At September 30, 2004, we had $47.8 million of availability under our Credit Facility and we were in compliance with our covenants.

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

CRITICAL ACCOUNTING POLICIES

We believe the following critical accounting policies affect our more significant judgments and estimates used in preparation of our consolidated financial statements:

Allowance for Doubtful Accounts Receivable

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The allowance is maintained at a level considered appropriate based on historical experience and specific customer collection issues that we have identified. Estimations are based upon a calculated percentage of accounts receivable and judgments about the probable effects of economic conditions on certain customers. We cannot guarantee that the rate of future credit losses will be similar to past experience. We consider all available information when assessing each quarter the adequacy of our allowance for doubtful accounts.

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

Impairment of Long-Lived Assets

We evaluate the recoverability of long-lived assets and the related estimated remaining lives whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Events or changes in circumstances which could trigger an impairment review include significant underperformance relative to the historical or projected future operating results, significant changes in the manner or the use of the assets or the strategy for the overall business, or significant negative industry or economic trends. We record an impairment or change in useful life whenever events or changes in circumstances indicated that the carrying amount may not be recoverable or the useful life has changed.

Income Taxes

Deferred income taxes on the December 31, 2003 consolidated balance sheet includes, as an offset to the estimated temporary differences between the tax basis of assets and liabilities and the reported amounts on the consolidated balance sheets, the tax effect of operating loss and tax credit carryforwards. If we determine that we will not be able to fully realize a deferred tax asset, we will record a valuation allowance to reduce such deferred tax asset to its net realizable value. During the first nine months of 2004, we generated sufficient income to utilize all of the operating loss and tax credit carryfowards.

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

FORWARD-LOOKING INFORMATION

This document contains various forward-looking statements and information that are based on management's beliefs as well as assumptions made by and information currently available to management. When used in this documents, the words "anticipate," "expect," "believe," "estimated," "project," "plan" and similar expressions are intended to identify forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks, uncertainties and assumptions including, but not limited to:

      -     general business, economic and political conditions;

      - competitive factors such as availability and pricing of steel and fluctuations in customer demand;

      - the ability of customers to maintain their credit availability in periods of escalating prices;

      - layoffs or work stoppages by our own or our suppliers' or customers' personnel;

      -     equipment malfunctions or installations delays;

      -     the adequacy of information technology and business system software;

      - the successes of our joint ventures; the successes of our strategic efforts and initiatives to increase sales volumes, improve cash flows and reduce debt, maintain or improve inventory turns and reduce costs; and

      -     customer, supplier, and competitor consolidation or insolvency.

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

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

Since the beginning of 2004, steel producers have been significantly impacted by a shortage of raw materials, rising raw materials prices, increased product demand, producer consolidation and longer lead time requirements. These conditions have resulted in unprecedented cost increases and have translated into higher prices for our products. As we utilize existing steel inventories, it has resulted in higher gross profit dollars and margins. While market prices are anticipated to decline modestly in the fourth quarter, we anticipate prices to remain elevated during the fourth quarter of 2004. During the first nine months of the year, we have been able to pass on to our customers steel producers' price increases and surcharges. However, the anticipated modest decline in steel prices increases the possibility of our gross margin percentages returning to historical levels in the immediate future.

We are a variable-rate borrower and future increases in interest rates could result in increased interest expense. Based on total variable debt levels at September 30, 2004, a one hundred basis point increase in interest rates would increase annual interest expense by approximately $895 thousand.

ITEM 4. CONTROLS AND PROCEDURES

We have evaluated the effectiveness of the design and operations of our disclosure controls and procedures as of September 30, 2004. These disclosure controls and procedures are the controls and other procedures that were designed to ensure that information required to be disclosed in reports that are filed with or submitted to the SEC is (i) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (ii) recorded, processed, summarized and reported within the time periods specified in applicable law and regulations. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2004, our disclosure controls and procedures were effective.

There were no changes in our internal controls over financial reporting that occurred during the third quarter of 2004 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We have hired an outside consultant to assist with the Section 404 internal control obligations of the Sarbanes-Oxley Act.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

            Exhibit 31.1 - Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            Exhibit 31.2 - Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            Exhibit 32.1 - Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            Exhibit 32.2 - Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                                 OLYMPIC STEEL, INC.

                                                 (Registrant)

Date: November 5, 2004                           By: /s/ Michael D. Siegal
                                                     ---------------------------
                                                 MICHAEL D. SIEGAL
                                                 Chairman of the Board and Chief
                                                 Executive Officer

                                                 By: /s/ Richard T. Marabito
                                                     ---------------------------
                                                 RICHARD T. MARABITO
                                                 Chief Financial Officer
                                                 (Principal Accounting Officer)