Form 10-K
period 2004-12-31
OLYMPIC STEEL INC
filed 2005-03-14
CIK 917470

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(X)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Year Ended December 31, 2004

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
Registrant’s telephone number, including area code (216) 292-3800
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, without par value
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X)  No ( )
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes (X)  No ( )
      As of June 30, 2004, the aggregate market value of voting stock held by nonaffiliates of the registrant based on the closing price at which such stock was sold on the Nasdaq National Market on such date approximated $159,117,030. The number of shares of Common Stock outstanding as of March 10, 2005 was 10,141,915.
DOCUMENTS INCORPORATED BY REFERENCE
      Registrant intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days of the close of its fiscal year ended December 31, 2004, portions of which document shall be deemed to be incorporated by reference in Part I and Part III of this Annual Report on Form 10-K from the date such document is filed.

PART I
ITEM 1.     BUSINESS
The Company
      We are a leading U.S. steel service center with 50 years of experience. Our primary focus is on the direct sale and distribution of large volumes of processed carbon, coated and stainless flat-rolled sheet, coil and plate steel products. We operate as an intermediary between steel producers and manufacturers that require processed steel for their operations. We provide services and functions that form an integral component of our customers’ supply chain management, reducing inventory levels and increasing efficiency, thereby lowering their overall cost of production. Our processing services include both traditional service center processes of cutting-to-length, slitting, and shearing and higher value-added processes of blanking, tempering, plate burning, laser welding, and precision machining of steel parts.
      We operate as a single business segment with 12 strategically-located processing and distribution facilities in Connecticut, Georgia, Illinois, Iowa, Michigan, Minnesota, Ohio, and Pennsylvania. We also participate in two joint ventures in Michigan that primarily service the automotive market in the Detroit area. This broad geographic footprint allows us to focus on regional customers and larger national and multi-location accounts, primarily located throughout the midwestern, eastern and southern United States.
      We are incorporated under the laws of the State of Ohio. Our executive offices are located at 5096 Richmond Road, Cleveland, OH 44146. Our telephone number is (216) 292-3800, and our website address is www.olysteel.com.
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
      Services provided by steel service centers can range from storage and distribution of unprocessed metal products to complex, precision value-added steel processing. Steel service centers respond directly to customer needs and emphasize value-added processing of steel pursuant to specific customer demands, such as cutting-to-length, slitting, shearing, roll forming, shape correction and surface improvement, blanking, tempering, plate burning and stamping. These processes produce steel to specified lengths, widths, shapes and surface characteristics through the use of specialized equipment. Steel service centers typically have lower cost structures than, and provide services and value-added processing not otherwise available from, steel producers.
      End product manufacturers and other steel users have increasingly sought to purchase steel on shorter lead times and with more frequent and reliable deliveries than can normally be provided by steel producers. Steel service centers generally have lower labor costs than steel producers and consequently process steel on a more cost-effective basis. In addition, due to this lower cost structure, steel service centers are able to handle orders in quantities smaller than would be economical for steel producers. The benefits to customers purchasing products from steel service centers include lower inventory levels, lower overall cost of raw materials, more timely response and decreased manufacturing time and operating expense. We believe that the increasing prevalence of just-in-time delivery requirements has made the value-added inventory, processing and delivery functions performed by steel service centers increasingly important.
Corporate History
      Our company was founded in 1954 by the Siegal family as a general steel service center. Michael Siegal, the son of one of the founders, began his career with us in the early 1970’s and became our Chief Executive Officer at the end of 1983. David Wolfort, our President and Chief Operating Officer, joined us as General Manager in 1984. In the late 1980’s, our business strategy changed from a focus on warehousing and distributing steel from a single facility with no major processing equipment to a focus on growth, geographic and customer diversity and value-added processing. An integral part of our growth has been the acquisition and start-up of several processing and sales operations, and the investment in processing equipment. In 1994, we completed an initial public offering, and in 1996, completed a follow-on offering of our common stock.
Business Strategy and Objectives
      We believe that the steel service center and processing industry is driven by four primary trends: (i) increased outsourcing of manufacturing processes by domestic manufacturers; (ii) shift by customers to fewer and larger suppliers; (iii) increased customer demand for higher quality products and services; and (iv) consolidation of industry participants.
      In recognition of these industry dynamics, our focus has been on achieving profitable growth through the start-up, acquisition, or participation as a joint venture partner of service centers, processors, and related businesses, and investments in higher value-added processing equipment and services, while continuing our commitment to expanding and improving our sales and servicing efforts.
      We have focused on specific operating objectives including: (i) increasing tons sold; (ii) controlling operating expenses in relation to sales volumes; (iii) generating positive cash flow to reduce debt; (iv) improving safety awareness; (v) achieving specified on-time delivery and quality directives; and (vi) maintaining inventory turnover of approximately five times per year. These operating objectives are supported by:

•	Our “flawless execution” program (Fe), which is an internal program that empowers employees to achieve profitable growth by delivering superior customer service and exceeding customer expectations.

•	A set of core values which is communicated and practiced throughout the company.

•	On-going business process enhancements and redesigns to improve efficiencies and reduce costs.

•	Continued evolution of information and key metric reporting to focus managers on achieving the specific operating objectives mentioned above.
      We believe our depth of management, facilities, locations, processing capabilities, information systems, focus on quality and customer service, extensive and experienced sales force, and supplier relationships provide a strong foundation for implementation of our strategy and achievement of our objectives. Certain elements of our strategy are set forth in more detail below.
      Investment In Value-Added Processing Equipment. We have invested in processing equipment to support customer demand and to respond to the growing trend among capital equipment manufacturers (our customers) to outsource non-core production processes, such as plate processing, and to concentrate on engineering, design and assembly. When the results of sales and marketing efforts indicate that there is sufficient customer demand for a particular product or service, we will purchase equipment to satisfy that demand. We also evaluate our existing equipment to ensure that it remains productive, and we upgrade, replace, redeploy, or dispose of equipment when necessary.
      Investments in laser welding lines, precision machining equipment, blankers, plate processing equipment and two customized temper mills with heavy gauge cut to length lines have allowed us to further increase our higher value-added processing services. During 2004, we added four new pieces of laser processing equipment at various locations and we expect to add several more pieces in 2005. As part of our continuous evaluation of non-productive equipment, new equipment has often replaced multiple pieces of older, less efficient equipment.
      Sales And Marketing. We believe that our commitment to quality, service, just-in-time delivery and field sales personnel has enabled us to build and maintain strong customer relationships. We continuously analyze our customer base to ensure that strategic customers are properly targeted and serviced, while focusing our efforts to supply and service our larger customers on a national account basis. The national account program has successfully resulted in servicing multi-location customers from multi-location Olympic facilities. In addition, we offer business solutions to our customers through value-added and value-engineered services. We also provide inventory stocking programs and in-plant employees located at certain customer locations to help reduce customers’ costs.
      Our Fe program is a commitment to provide superior customer service while striving to exceed customer expectations. This program includes tracking actual on-time delivery and quality performance against objectives, and initiatives to improve efficiencies and streamline processes at each operation.
      We believe our sales force is among the largest and most experienced in the industry. The sales force makes direct daily sales calls to customers throughout the continental United States. The continuous interaction between our sales force and active and prospective customers provides us with valuable market information and sales opportunities, including opportunities for outsourcing and increased sales.
      Our sales efforts are further supported by metallurgical engineers, technical service personnel, and product specialists who have specific expertise in carbon and stainless steel, alloy plate and steel fabrication. Our e-commerce initiatives include extranet pages for specific customers and are integrated with our internal business systems to provide cost efficiencies for both us and our customers.
      Acquisitions. Over the last several years, we have focused on our internal operations. We have previously made acquisitions of other steel service centers or processors, the most recent of which was the 1998 acquisition of JNT Precision Machining (JNT), a machining center now integrated into our Chambersburg, Pennsylvania operation. We believe the service center industry will experience consolidation, and we will consider participation in such consolidation.
      Investments in Joint Ventures. We have expanded our selling and processing capabilities for our customers by participating in the following two joint venture relationships:
      Olympic Laser Processing (OLP), a 50% owned joint venture, was formed in 1997 with the United States Steel Corporation (USS) to produce laser welded sheet steel blanks for the automotive industry. OLP’s Michigan facility is equipped with three automated and two manual-feed laser-welding lines. Laser-welded parts provide cost benefits and reduced scrap and auto body weight for automobile manufacturers.
      G.S.P., LLC (GSP) is a 49% owned joint venture in eastern Michigan supporting the flat-rolled steel requirements of the automotive industry. GSP operates as a Minority Business Enterprise and is a certified member of the Michigan Minority Business Development Council.
      Management. We believe one of our strengths is the depth of our management. In addition to our principal executive officers, our management team includes three Regional Vice Presidents, our Vice-Presidents of Sales and Marketing, New Business Development, Operations Management, and Human Resources, nine General Managers, our Directors of Materials Management and Strategic Initiatives, and our corporate Credit Manager. Members of the management team have a diversity of backgrounds within the steel industry, including management positions at steel producers and other steel service centers. They average 24 years of experience in the steel industry and 11 years with our company.
Products, Processing Services, and Quality Standards
      We maintain a substantial inventory of coil and plate steel. Coil is in the form of a continuous sheet, typically 36 to 96 inches wide, between 0.015 and 0.625 inches thick, and rolled into 10 to 30 ton coils. Because of the size and weight of these coils and the equipment required to move and process them into smaller sizes, such coils do not meet the requirements, without further processing, of most customers. Plate is typically thicker than coil and is processed by laser, plasma or oxygen burning.
      Customer orders are entered or electronically transmitted into computerized order entry systems, and appropriate inventory is then selected and scheduled for processing in accordance with the customer’s specified delivery date. We attempt to maximize yield by combining customer orders for processing each coil or plate to the fullest extent practicable.

      Our services include both traditional service center processes of cutting-to-length, slitting, and shearing and higher value-added processes of blanking, tempering, plate burning, precision machining and laser welding to process steel to specified lengths, widths and shapes pursuant to specific customer orders. Cutting-to-length involves cutting steel along the width of the coil. Slitting involves cutting steel to specified widths along the length of the coil. Shearing is the process of cutting sheet steel. Blanking cuts the steel into specific shapes with close tolerances. Tempering improves the uniformity of the thickness and flatness of the steel through a cold rolling process. Plate burning is the process of cutting steel into specific shapes and sizes. Our machining activities include drilling, bending, milling, tapping, boring and sawing. Laser welding of processed steel blanks is performed by our OLP joint venture.
      The following table sets forth as of December 31, 2004, the major pieces of processing equipment by geographic region:

	(a)	(b)		(d)
Processing	Eastern	Central	(c)	Joint
Equipment	Region	Region	Detroit	Ventures	Total

Cutting-to-length	8	5	2		15
Blanking			4		4
Tempering (e)	3	1			4
Plate processing	7	19			26
Slitting	4	2	2	1	9
Shearing	1	5		4	10
Machining	16				16
Shot blasting/grinding	1	2			3
Laser welding				5	5

Total	40	34	8	10	92

(a)	Consists of seven facilities located in Cleveland, Connecticut, Pennsylvania and Georgia.

(b)	Consists of four facilities located in Illinois, Minnesota and Iowa.

(c)	Consists of one facility located in Michigan, primarily serving the automotive industry.

(d)	Consists of two facilities located in Michigan, primarily serving the automotive industry.

(e)	In addition to the temper mills located in Cleveland and Iowa, tempering includes press brake equipment.
      Our quality control system establishes controls and procedures covering all aspects of our products from the time the material is ordered through receipt, processing and shipment to the customer. These controls and procedures encompass periodic supplier audits, meetings with customer advisory boards, inspection criteria, traceability and certification. In addition, all of our facilities are quality certified, with our Pennsylvania, Georgia, Detroit, and both Minneapolis operations being ISO 9002 certified. The Detroit operation has earned Ford’s Q1 quality rating, and is also QS-9000 and ISO 14001 certified. The GSP and OLP joint ventures are QS-9000 and ISO 9002 certified and OLP is ISO 14001 and TS-16949 certified. The Cleveland and Corporate operations have earned ISO 9000-2000 certifications. The Iowa and Chicago operations have earned ISO 9001-2000 certifications. We have a quality testing lab adjacent to our temper mill facility in Cleveland.
Customers and Distribution
      We have a diversified customer and geographic base, which reduces the inherent risk and cyclicality of our business. Net sales to our top three customers approximated 15% and 14% in 2004 and 2003, respectively. In addition, our largest customer accounted for approximately 8% and 5% of net sales in 2004 and 2003, respectively. We serve customers in most carbon steel consuming industries, including manufacturers and fabricators of transportation and material handling equipment, automobiles, construction and farm machinery, storage tanks, environmental and energy generation equipment, appliances, food service and electrical equipment, as well as general and plate fabricators, and steel service centers. Sales to the three largest U.S. automobile manufacturers and their suppliers, made principally by our Detroit operation, and sales to other steel service centers, accounted for approximately 12% and 11%, respectively, of our net sales in 2004, and 14% and 11% of net sales in the 2003.
      While we ship products throughout the United States, most of our customers are located in the midwestern, eastern and southern regions of the United States. Most domestic customers are located within a 250-mile radius of one of our processing facilities, thus enabling an efficient delivery system capable of handling a high frequency of short lead-time orders. We transport most of our products directly to customers via third-party trucking firms. Products sold to foreign customers are shipped either directly from the steel producers to the customer or to an intermediate processor, and then to the customer by rail, truck or ocean carrier.
      We process our steel to specific customer orders as well as for stock. Many of our larger customers commit to purchase on a regular basis at agreed upon prices ranging from three to twelve months. To mitigate price volatility risks, these fixed price commitments are generally matched with corresponding supply arrangements. Customers notify us of specific release dates as the processed products are required. Customers typically notify us of release dates anywhere from a just-in-time basis up to three weeks before the release date. Therefore, we are required to carry sufficient inventory to meet the short lead time and just-in-time delivery requirements of our customers.
Suppliers
      We concentrate on developing supply relationships with high-quality steel producers, using a coordinated effort to be the customer of choice for business critical suppliers. We employ sourcing strategies maximizing the quality, production and transportation economies of a global supply base. We are an important customer of flat-rolled coil and plate for many of our principal suppliers, but we are not dependent on any one supplier. We purchase in bulk from steel producers in quantities that are efficient for such producers. This enables us to maintain a continued source of supply at what we believe to be competitive prices. We believe the accessibility and proximity of our facilities to major domestic steel producers, combined with our long-standing and continuous prompt pay practices, will continue to be an important factor in maintaining strong relationships with steel suppliers. We purchase flat-rolled steel at regular intervals from a number of domestic and foreign producers of primary steel.
      Recently, the steel producing supply base has experienced significant consolidation with the three largest domestic producers, International Steel Group, Nucor and US Steel, accounting for a majority of the domestic steel market. We purchased approximately 48.3% and 54.5% of our total steel requirements from these suppliers in 2004 and 2003, respectively. Although we have no long-term supply commitments, we believe we have good relationships with each of our steel suppliers. If, in the future, we are unable to obtain sufficient amounts of steel on a timely basis, we may not be able to obtain steel from alternate sources at competitive prices. In addition, interruptions or reductions in our supply of steel could make it difficult to satisfy our customers’ just-in-time delivery requirements, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Competition
      Our principal markets are highly competitive. We compete with other regional and national steel service centers, single location service centers and, to a certain degree, steel producers and intermediate steel processors on a regional basis. We have different competitors for each of our products and within each region. We compete on the basis of price, product selection and availability, customer service, quality and geographic proximity. Certain of our competitors have greater financial and operating resources than we have.
      With the exception of certain Canadian operations, foreign-located steel service centers are generally not a material competitive factor in our principal domestic markets.

Management Information Systems
      Information systems are a critical component of our strategy. We have invested in technologies and human resources required in this area. We believe that our information systems provide us with an advantage over many of our competitors. Our information systems focus on the following core application areas:
      Inventory Management. Our information systems track the status of inventories in all locations on a daily basis. This information is essential in allowing us to closely monitor and manage our inventory.
      Differentiated Services To Customers. Our information systems allow us to provide value-added services to customers, including quality control and on-time delivery monitoring and reporting, just-in-time inventory management and shipping services, and EDI communications.
      Internal Communications. We believe that our ability to quickly and efficiently share information across our operations is critical to our success. We have invested in various communications and workgroup technologies which enable employees to remain effective and responsive.
      E-Commerce and Advanced Customer Interaction. We are actively involved in electronic commerce initiatives, including both our own sponsored initiatives and participation in customer e-procurement initiatives. We have implemented extranet sites for specific customers, which are integrated with our internal business systems to streamline the costs and time associated with processing electronic transactions.
      We continue to actively seek opportunities to utilize information technologies to reduce costs and improve services within our organization and across the steel supply chain. This includes working with individual steel producers and customers, and participating in industry sponsored groups to develop information processing standards to benefit those in the supply chain.
      We also continue to pursue business process improvements to standardize and streamline order fulfillment, improve efficiency and reduce costs. Our business systems analysts work with our ISO quality team to evaluate all opportunities that may yield savings and better service to our customers.
Employees
      At December 31, 2004, we employed 825 people. Approximately 215 of the hourly plant personnel at our Minneapolis and Detroit facilities are represented by four separate collective bargaining units.
      The collective bargaining agreement covering hourly plant employees at our Detroit facility expires June 30, 2009. A collective bargaining agreement for employees at our Minneapolis coil facility expires on September 30, 2005, whereas agreements covering other Detroit and Minneapolis employees expire in 2006 and subsequent years. We believe that we have good working relationships with our employees. While we have never experienced a work stoppage by our personnel, any prolonged disruption in business arising from work stoppages by personnel represented by collective bargaining units could have a material adverse effect on our results of operations.
Service Marks, Trade Names and Patents
      We conduct our business under the name “Olympic Steel.” A provision of federal law grants exclusive rights to the word “Olympic” to the U.S. Olympic Committee. The U.S. Supreme Court has recognized, however, that certain users may be able to continue to use the word based on long-term and continuous use. We have used the name Olympic Steel since 1954, but are prevented from registering the name “Olympic” and from being qualified to do business as a foreign corporation under that name in certain states. In such states, we have registered under different names, including “Oly Steel” and “Olympia Steel.” Our wholly-owned subsidiary, Olympic Steel Lafayette, Inc., does business in certain states under the names “Lafayette Steel and Processing” and “Lafayette Steel,” and our operation in Georgia does business under the name “Southeastern Metal Processing.”
      In January 2004, we filed a trademark application for our stainless steel sheet and plate product “OLY-FLATBRITE”, which has a unique combination of surface finish and flatness.

Government Regulation
      Our operations are governed by many laws and regulations, including those relating to workplace safety and worker health, principally the Occupational Safety and Health Act and regulations thereunder. We believe that we are in material compliance with these laws and regulations and do not believe that future compliance with such laws and regulations will have a material adverse effect on our results of operations or financial condition.
Environmental
      Our facilities are subject to certain federal, state and local requirements relating to the protection of the environment. We believe that we are in material compliance with all environmental laws, do not anticipate any material expenditures to meet environmental requirements and do not believe that compliance with such laws and regulations will have a material adverse effect on our results of operations or financial condition.
Cyclicality in the Steel Industry; Impact of Changing Steel Prices
      Our principal raw material is flat-rolled carbon, coated and stainless steel that we typically purchase from multiple primary steel producers. The steel industry as a whole is cyclical and at times pricing and availability of steel can be volatile due to numerous factors beyond our control, including general domestic and international economic conditions, labor costs, sales levels, competition, import duties and tariffs and currency exchange rates. This volatility can significantly affect the availability and cost of raw materials for us.
      We, like many other steel service centers, maintain substantial inventories of steel to accommodate the short lead times and just-in-time delivery requirements of our customers. Accordingly, we purchase steel in an effort to maintain our inventory at levels that we believe to be appropriate to satisfy the anticipated needs of our customers based upon historic buying practices, contracts with customers and market conditions. Our commitments to purchase steel are generally at prevailing market prices in effect at the time we place our orders. We have no long-term, fixed-price steel purchase contracts. When steel prices increase, competitive conditions will influence how much of the price increase we can pass on to our customers. When steel prices decline, customer demands for lower prices and our competitors’ responses to those demands could result in lower sale prices and, consequently, lower margins as we use existing steel inventory. Changing steel prices therefore could significantly impact our net sales, gross margins, operating income and net income.
      During 2004, steel producers were significantly impacted by a shortage of raw materials, rising raw material prices, increased product demand, producer consolidation and longer production lead times. These conditions contributed to unprecedented cost increases. As a result, domestic steel producers implemented price increases and raw material surcharges to offset these costs which peaked in September 2004. During 2004, we generally were able to pass these increased prices and surcharges on to our customers. However, in the future it may be more difficult to pass on material price increases. If we are unable to do so, our operating income and profitability could decrease.
Cyclicality of Demand; Sales to the Automotive Industry
      We sell our products to customers in a variety of industries, including capital equipment for industrial, agricultural and construction use, the automotive industry, and manufacturers of fabricated metal products. Our diversified customer and geographic base reduce the risk of cyclicality; however, no assurance can be given that we will be able to increase or maintain our sales levels during periods of economic stagnation or downturn.
      Approximately 12% of our net sales in 2004 and 14% of our net sales in 2003 were directly to automotive manufacturers or manufacturers of automotive components and parts. The automotive industry experiences significant fluctuations in demand based on numerous factors such as general economic conditions and consumer confidence. The automotive industry is also subject, from time to time, to labor work stoppages. Any prolonged disruption in business arising from work stoppages by automotive manufacturers or by steel manufacturers could have a material adverse effect on our results of operations. Due to the concentration of customers in this industry, our gross margins on these sales are generally less than our margins on sales to other industries. Further pressure by the automotive manufacturers to reduce their costs could result in even lower margins. Customers in this industry also represent an increasing credit risk in 2005 which could cause decreased sales or cause us to recognize additional bad debt expense.
Effects of Inflation
      Inflation generally affects us by increasing the cost of employee wages and benefits, transportation services, processing equipment, purchased steel, energy and borrowings under our credit facility. General inflation has not had a material effect on our financial results during the past three years.
Forward-Looking Information
      This document contains various forward-looking statements and information that are based on management’s beliefs as well as assumptions made by and information currently available to management. When used in this document, the words “anticipate,” “expect,” “believe,” “estimate,” “project,” “plan” and similar expressions are intended to identify forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks, uncertainties and assumptions including, but not limited to:

•	general and global business, economic and political conditions;

•	competitive factors such as the availability and pricing of steel and fluctuations in customer demand;

•	our ability to pass steel price increases to our customers;

•	the ability of our customers (especially in the automotive industry) to maintain their credit availability in periods of escalating steel prices;

•	layoffs or work stoppages by our own or our suppliers’ or customers’ personnel;

•	equipment malfunctions or installation delays;

•	the adequacy of our information technology and business system software;

•	the successes of our joint ventures;

•	the successes of our strategic efforts and initiatives to increase sales volumes, improve cash flows and reduce debt, maintain, or improve inventory turns and reduce our costs; and

•	customer, supplier, and competitor consolidation or insolvency.
      Should one or more of these or other risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, expected, believed, estimated, projected or planned. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to republish revised forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date hereof.

ITEM 2.     PROPERTIES
      We believe that our properties are strategically situated relative to our domestic suppliers, our customers and each other, allowing us to support customers from multiple locations. This permits us to provide inventory and processing services, which are available at one operation but not another. Steel is shipped from the most advantageous facility, regardless of where the order is taken. The facilities are located in the hubs of major steel consumption markets, and within a 250-mile radius of most of our customers, a distance approximating the one-day driving and delivery limit for truck shipments. The following table sets forth certain information concerning our principal properties:

		Square		Owned or
Operation	Location	Feet	Function	Leased

Cleveland	Bedford Heights, Ohio (1)	127,000	Corporate headquarters and coil processing and distribution center	Owned
	Bedford Heights, Ohio (1)	121,500	Coil and plate processing, distribution center and office	Owned
	Bedford Heights, Ohio (1)	59,500	Plate processing, distribution center and offices	Leased (2)
Minneapolis	Plymouth, Minnesota	196,800	Coil and plate processing, distribution center and offices	Owned
	Plymouth, Minnesota	112,200	Plate processing, distribution center and offices	Owned
Detroit	Detroit, Michigan	256,000	Coil processing, distribution center and offices	Owned
South	Winder, Georgia	240,000	Coil processing, distribution center and offices	Owned
Iowa	Bettendorf, Iowa	190,000	Coil and plate processing, distribution center and offices	Owned
Connecticut	Milford, Connecticut	134,000	Coil processing, distribution center and offices	Owned
Philadelphia	Lester, Pennsylvania	92,500	Plate processing, distribution center and offices	Leased (3)
Chambersburg	Chambersburg, Pennsylvania	87,000	Plate processing and machining, distribution center and offices	Owned
Chicago	Schaumburg, Illinois	80,500	Coil processing, distribution center and offices	Owned

(1)	The Bedford Heights facilities are all adjacent properties.

(2)	This facility is leased from a related party pursuant to the terms of a triple net lease for $195,300 per year. The lease expires in June 2010, with one renewal option for an additional 10 years.

(3)	The lease on this facility expires on December 31, 2005.
      Our international sales office is located in Jacksonville, Florida. We also participate in two joint ventures which each own a facility in Michigan. All of the properties listed in the table as owned are subject to mortgages securing our debt agreements. Management believes we will be able to accommodate our capacity needs for the immediate future at our existing facilities.
ITEM 3.     LEGAL PROCEEDINGS
      We are party to various legal actions that we believe are ordinary in nature and incidental to the operation of our business. In the opinion of management, the outcome of the proceedings to which we are currently a party will not have a material adverse effect upon our operations or our financial condition.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      None.
EXECUTIVE OFFICERS OF THE REGISTRANT
      This information is included in this Report pursuant to Instruction 3 of Item 401(b) of Regulation S-K. The following is a list of our executive officers and a brief description of their business experience. Each executive officer will hold office until his successor is chosen and qualified.
      Michael D. Siegal, age 52, has served as our Chief Executive Officer since 1984, and as Chairman of the Board of Directors since 1994. From 1984 until January 2001, he also served as President. He has been employed by us in a variety of capacities since 1974. Mr. Siegal is a member of the Board of Directors and Executive Committee of the Metals Service Center Institute (MSCI). He previously served as National Chairman of Israel Bonds and presently serves as Vice Chairman of the Development Corporation for Israel and as an officer for the Cleveland Jewish Community Federation. He is also a member of the Board of Directors of American National Bank (Cleveland, Ohio).
      David A. Wolfort, age 52, has served as our President since January 2001 and Chief Operating Officer since 1995. He has been a director since 1987. He previously served as Vice President Commercial from 1987 to 1995, after having joined us in 1984 as General Manager. Prior thereto, he spent eight years with a primary steel producer in a variety of sales assignments. Mr. Wolfort is a director of the MSCI and previously served as Chairman of MSCI’s Political Action Committee and Governmental Affairs Committee. He is also a member of the Northern Ohio Regional Board of the Anti-Defamation League.
      Richard T. Marabito, age 41, serves as our Chief Financial Officer (CFO). He joined us in 1994 as Corporate Controller and served in this capacity until being named CFO in March 2000. He also served as Treasurer from 1994 through 2002. Prior to joining us, Mr. Marabito served as Corporate Controller for Waxman Industries, Inc., a publicly traded wholesale distribution company. Mr. Marabito was employed from 1985 to 1990 by a national accounting firm in its audit department. Mr. Marabito is a member of MSCI’s Management Information Committee.
      Heber MacWilliams, age 61, serves as our Chief Information Officer, and has been employed by us since 1994. Prior to joining us, Mr. MacWilliams spent 14 years as partner in charge of management consulting at Walthall & Drake, a public accounting firm in Cleveland, Ohio. He is a member of the MSCI Information Technology Committee, and is a member and past president of the Northeast Ohio Chapter of the Society for Information Management.
      Richard A. Manson, age 36, has served as our Treasurer since January 2003, and has been employed by us since 1996. From 1996 through 2002, he served as Director of Taxes and Risk Management. Prior to joining us, Mr. Manson was employed for seven years by a national accounting firm in its tax department. Mr. Manson is a certified public accountant and is a member of the Ohio Society of Certified Public Accountants and the American Institute of Certified Public Accountants.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Price Range of Common Stock
      Our Common Stock trades on the Nasdaq National Market under the symbol “ZEUS.” The following table sets forth, for each quarter in the two year period ended December 31, 2004, the high and low closing prices of the our Common Stock as reported by the Nasdaq National Market:

	2004		2003

	High	Low	High	Low

First quarter	$14.00	$7.24	$4.10	$2.79
Second quarter	20.42	10.89	4.25	3.35
Third quarter	24.69	16.95	4.91	3.71
Fourth quarter	29.90	16.93	8.50	4.25
Holders of Record
      On March 1, 2005, we estimate there were approximately 2,500 beneficial holders of our Common Stock.
Dividends
      We presently retain all of our earnings, and anticipate that all of our future earnings will be retained to finance the expansion or upgrading of our business. We do not anticipate paying cash dividends on our Common Stock in the immediate future. Any determination to pay cash dividends in the future will be at the discretion of our Board of Directors after taking into account various factors, including our financial condition, results of operations, current and anticipated cash needs, plans for expansion and current restrictions under our credit agreement.
Equity Compensation Plan Information

	Number of securities
	to be issued	Weighted-average	Number of securities
	upon exercise of	exercise price of	remaining available
Plan Category	outstanding options	outstanding options	for future issuance

Equity compensation plans approved by security holders	887,504	$6.33	3,168
Equity compensation plans not approved by security holders	—	—	—

Totals	887,504	$6.33	3,168

ITEM 6.	SELECTED FINANCIAL DATA
      The following table sets forth selected data of the Company for each of the five years in the period ended December 31, 2004. The data presented should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this report.

	For the Years Ended December 31,

	2004	2003	2002	2001	2000

	(in thousands, except per share data)
Tons Sold Data:
Direct	1,171	996	1,004	936	1,008
Toll (a)	184	185	154	131	165
Total	1,355	1,181	1,158	1,067	1,173
Income Statement Data:
Net sales (a)	$894,157	$472,548	$459,384	$404,803	$505,522
Gross profit	242,370	99,856	109,776	102,740	113,153
Operating expenses	139,563	99,690	103,938	99,869	113,854
Operating income (loss)	102,807	166	5,838	2,871	(701)
Income (loss) from joint ventures	741	(1,012)	606	(160)	(1,425)
Interest and other financing costs	4,655	4,155	8,071	7,733	9,347
Income (loss) from continuing operations before income taxes and cumulative effect of a change in accounting principle	98,893	(5,001)	(1,627)	(5,022)	(11,473)
Net income (loss)	$60,078	$(3,260)	$(5,759)	$(3,648)	$(8,721)
Earnings Per Share Data:
Basic (b)	$6.12	$(0.34)	$(0.60)	$(0.38)	$(0.90)
Diluted	$5.88	$(0.34)	$(0.60)	$(0.38)	$(0.90)
Weighted average shares — basic	9,816	9,646	9,637	9,588	9,677
Weighted average shares — diluted	10,222	9,646	9,637	9,588	9,677
Balance Sheet Data (end of period):
Current assets (c)	$287,307	$155,794	$162,686	$117,240	$103,837
Current liabilities	95,688	42,574	43,962	32,455	32,672
Working capital (c)	191,619	113,220	118,724	84,785	71,165
Total assets (c)	374,146	249,002	262,911	235,386	224,929
Total debt (c)	96,022	97,797	106,793	84,499	68,009
Shareholders’ equity	176,525	112,236	115,495	121,243	124,920

(a)	Net sales generated from toll tons sold represented less than 3% of consolidated net sales for all years presented.

(b)	Calculated by dividing net income (loss) by weighted average shares outstanding. There was no dilution for any periods prior to 2004.

(c)	2000 reflects the sale of $48,000 of accounts receivable under the Company’s former accounts receivable securitization program which was terminated in June 2001.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
      Our results of operations are affected by numerous external factors, such as general and global business, economic and political conditions, competition, steel pricing and availability, energy prices, pricing and availability of raw materials used in the production of steel, customer demand for steel and customers’ ability to manage their credit line availability in an escalated price market and layoffs or work stoppages by suppliers’ or customers’ personnel.
      We sell a broad range of steel products, many of which have different gross profits and margins. Products that have more value-added processing generally have a greater gross profit and higher margins. Accordingly, our overall gross profit is affected by product mix, the amount of processing performed, the availability of steel, volatility in selling prices and material purchase costs. We also perform toll processing of customer-owned steel, the majority of which is performed by our Detroit and Georgia operations.
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
      In 2002, we closed our unprofitable tube processing operation (Tubing) in Cleveland, Ohio. In accordance with Statement of Financial Accounting Standards No. 144 (SFAS No. 144), “Accounting for the Impairment or Disposal of Long-Lived Assets,” Tubing has been accounted for as a discontinued operation and its assets were written down to their estimated fair value less costs to sell. The carrying value of the Tubing real estate was recorded as “Assets Held for Sale” on the accompanying balance sheets and the carrying value of $637,000 was reduced to a balance of $150,000 to reflect the contractual sales price of the property. The sale was completed in the third quarter of 2004. The $487,000 reduction in carrying value is recorded as an “Asset Impairment Charge” on the accompanying Consolidated Statements of Operations.
      The collective bargaining agreement covering hourly plant employees at our Detroit facility expires June 30, 2009. A collective bargaining agreement for employees at our Minneapolis coil facility expires on September 30, 2005, whereas agreements covering other Detroit and Minneapolis employees expire in 2006 and subsequent years. We have never experienced a work stoppage and we believe that our relationship with employees is good. However, any prolonged work stoppages by our personnel represented by collective bargaining units could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Critical Accounting Policies
      We believe the following critical accounting policies affect our more significant judgments and estimates used in preparation of our consolidated financial statements:
Allowance for Doubtful Accounts Receivable
      We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The allowance is maintained at a level considered appropriate based on historical experience and specific customer collection issues that we have identified. Estimations are based upon a calculated percentage of accounts receivable, which remains fairly level from year to year, and judgments about the probable effects of economic conditions on certain customers, which can fluctuate significantly from year to year. We can not be certain that the rate of future credit losses will be similar to past experience. We consider all available information when assessing the adequacy of our allowance for doubtful accounts each quarter.
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
Income Taxes
      Deferred income taxes on the consolidated balance sheet include, as an offset to the estimated temporary differences between the tax basis of assets and liabilities and the reported amounts on the consolidated balance sheets, the tax effect of operating loss and tax credit carryforwards. If we determine that we will not be able to fully realize a deferred tax asset, we will record a valuation allowance to reduce such deferred tax asset to its net realizable value. During 2004, we generated sufficient income to utilize substantially all of the operating loss and tax credit carryforwards.
Revenue Recognition
      Revenue is recognized in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, “Revenue Recognition.” For both direct and toll shipments, revenue is recognized when steel is shipped to the customer and title and risk of loss is transferred which generally occurs upon delivery to our customers. Given the proximity of our customers to our facilities, virtually all of our sales are shipped and received within one day. Sales returns and allowances are treated as reductions to sales and are provided for based on historical experience and current estimates and are immaterial to the consolidated financial statements.

Results of Operations
      The following table sets forth certain income statement data expressed as a percentage of net sales:

	2004	2003	2002

Net sales	100.00	100.00	100.00
Cost of materials sold	72.89	78.87	76.10

Gross profit	27.11	21.13	23.90
Operating expenses	15.61	21.10	22.63

Operating income	11.50	0.03	1.27
Income (loss) from joint ventures	0.08	(0.21)	0.13
Financing costs	0.52	0.88	1.76

Income (loss) from continuing operations before income taxes and cumulative effect of a change in accounting principle	11.06	(1.06)	(0.36)
Income tax (provision) benefit	(4.34)	0.37	0.14

Income (loss) from continuing operations before cumulative effect of a change in accounting principle	6.72	(0.69)	(0.22)
Discontinued operations	—	—	(0.57)

Income (loss) before cumulative effect of a change in accounting principle	6.72	(0.69)	(0.79)
Cumulative effect of a change in accounting principle	—	—	(0.46)

Net income (loss)	6.72	(0.69)	(1.25)

2004 Compared to 2003
      Tons sold in 2004 increased 14.7% to 1.36 million from 1.18 million last year. Tons sold in 2004 included 1.17 million from direct sales and 184 thousand from toll processing, compared with 997 thousand direct tons and 185 thousand toll tons in 2003. The increase in tons sold was attributable to increased customer demand across substantially all steel consuming markets. While we expect strong end-use customer demand to continue in 2005, our tons sold in the fourth quarter of 2004 were lower, particularly sales to other service centers, as a result of higher inventories at service centers. We expect the service center inventory overhang to continue through the first quarter of 2005 and to adversely impact sales volumes.
      Net sales in 2004 increased 89.2% to $894.2 million from $472.5 million. Strong customer demand, combined with tight supply and rising raw material costs for steel production, resulted in a dramatic increase in steel pricing. Average selling prices for 2004 increased 64.9% from 2003. Market prices for steel declined in the seasonally slower fourth quarter. Despite the recent decline in prices, we anticipate prices to remain at historically elevated levels for the immediate future.
      In 2004 gross profit increased to 27.1% from 21.1% in 2003. The gross profit increase is primarily the result of strong customer demand for steel coupled with tight supply conditions. During 2004 we were able to pass on to our customers steel producers’ price increases and surcharges. However, the recent decline in steel prices is expected to decrease our gross margins in 2005.
      As a percentage of net sales, operating expenses for 2004 decreased to 15.6% from 21.1% in 2003. Operating expenses for 2004 increased 40.0% to $139.6 million from $99.7 million in 2003. Operating expenses increased primarily from increased variable costs, including payroll, performance-based incentive compensation, retirement plan expenses and distribution expenses associated with increased sales volume and income during 2004. We expect our operating expenses, as a percentage of net sales, to decrease in the first quarter of 2005.
      In 2004, income from joint ventures totaled $741 thousand compared with losses of $1.0 million in 2003.
      Financing costs for 2004 increased to $4.6 million from $4.2 million in 2003. Our effective borrowing rate inclusive of deferred financing fees for 2004 was 5.6% compared to 4.6% in 2003. We have the option to borrow based on the agent bank’s base rate or Eurodollar Rate (EURO) plus a premium. Effective borrowing rates primarily increased as a result of the amortization of loan fees charged by our bank group for the period ended December 31, 2003. We expect interest rates to increase in 2005.
      In 2004, we reported income before income taxes of $98.9 million compared to the 2003 loss before income taxes of $5.0 million. An income tax provision of 39.2% was recorded during 2004 compared to a 34.8% benefit recorded during 2003. We expect our effective tax rate to remain comparable to 2004 for the immediate future. Taxes paid in 2004 totaled $25.7 million. There were no taxes paid during 2003.
      Net income for 2004 totaled $60.1 million or $5.88 per diluted share, compared to a net loss of $3.3 million or $0.34 per diluted share in 2003.
2003 Compared to 2002
      Tons sold increased 2.0% to 1.18 million in 2003 from 1.16 million in 2002. Tons sold in 2003 included 996 thousand from direct sales and 185 thousand from toll processing, compared with 1.0 million from direct sales and 154 thousand from toll processing in 2002. We experienced a significant increase in customer demand in the fourth quarter of 2003, which continued into 2004.
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
      Operating expenses decreased $4.2 million, or 4.1%, to $99.7 million in 2003 from $103.9 million in 2002. As a percentage of net sales, operating expenses in 2003 decreased to 21.1% from 22.6% in 2002. On a per ton sold basis, operating expenses in 2003 decreased to $84.39 from $89.73 in 2002. Operating expenses in 2003 included $4.0 million of bad debt expense (recorded as a component of “Selling” expense on the Consolidated Statements of Operations) compared to $1.1 million of bad debt expense in 2002. The increase in bad debt expense primarily related to a receivable from a customer that unexpectedly filed for bankruptcy protection in December 2003, which was deemed uncollectible. Operating expenses in 2002 included a $1.7 million accelerated depreciation charge for previously capitalized software development costs associated with suspension of our internal business system development project.
      Our share of losses from our OLP and GSP joint ventures totaled $1.0 million in 2003, compared to income of $606 thousand in 2002. Our share of OLP’s loss totaled $863 thousand in 2003, compared to income of $721 thousand in 2002. OLP’s earnings declined in 2003 as a result of lower than expected program sales, a decline in higher margin prototype sales, laser equipment downtime and related additional labor costs. Our share of GSP’s loss totaled $149 thousand in 2003, compared to $115 thousand in 2002. GSP’s loss increased as a result of higher priced inventory which was not fully offset by price increases to customers.
      Financing costs decreased $3.9 million, or 48.5%, to $4.2 million in 2003 from $8.1 million in 2002. The decrease is primarily the result of a $2.1 million charge recorded in 2002 to write-off deferred financing fees related to our refinancing. Our new credit facility, as well as a decline in the federal funds rate, also contributed to the decreased financing costs. Our average borrowing rate decreased to 4.6% in 2003 from 5.7% in 2002. Average borrowing levels increased approximately $4.5 million between years.
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
      Loss from the discontinued Tubing operation, net of a 38.5% income tax benefit, totaled $1.0 million in 2002. Loss on disposition of the discontinued Tubing operation, net of a 38.5% income tax benefit, totaled

$1.6 million in 2002. This non-cash charge primarily related to the write down of Tubing’s property and equipment to estimated fair value less costs to sell.
      Included in our 2002 net loss is an after-tax charge of $2.1 million from our adoption of Financial Accounting Standards Board Statement No. 142 (SFAS No. 142), “Goodwill and Other Intangible Assets.”
      Net loss totaled $3.3 million, or $0.34 per share in 2003, compared to a net loss of $5.8 million, or $0.60 per share in 2002.
      The 2002 net loss included the non-cash, after-tax effects of $1.0 million for accelerated depreciation, $1.3 million for accelerated deferred financing fee amortization, $1.6 million to write-down Tubing’s property and equipment, and $2.1 million to write-off goodwill.
      Basic weighted average shares outstanding totaled 9.6 million in both 2003 and 2002.
Liquidity and Capital Resources
      Our principal capital requirements are to fund working capital needs, the purchase and upgrading of processing equipment and facilities, investments in joint ventures and potential acquisitions. We use cash generated from operations, leasing transactions, and our credit facility to fund these requirements.
      Working capital at December 31, 2004 increased $78.4 million from the end of the prior year. The increase was primarily attributable to a $36.8 million increase in accounts receivables and a $93.3 million increase in inventories, offset in part by a $32.3 million increase in accounts payable and a $20.7 million increase in accrued payroll and accrued liabilities from December 31, 2003. The increase in accounts receivable and inventories are primarily attributable to higher steel prices. We diligently managed our accounts receivable and inventories. Since the beginning of 2004, days sales outstanding decreased by almost 7 days and the number of shipping days held in inventory decreased by 6 days.
      Net cash provided by operating activities totaled $3.5 million for 2004. Cash generated from earnings before the change in working capital totaled $80.8 million, while cash used for working capital components totaled $77.3 million. Increases in steel pricing and sales volume resulted in higher levels of inventory and accounts receivable, causing a significant usage of working capital.
      During 2004, net cash used for investing activities totaled $1.9 million, primarily consisting of capital spending. We do not expect to make significant capital expenditures in 2005; however, we anticipate acquiring $3-$4 million of new laser processing equipment which we expect to finance through operating leases.
      Net cash from financing activities primarily consisted of net borrowings on our revolving credit line and proceeds from the exercise of stock options offset by repayments under our debt agreement.
      During the third quarter of 2004, our President/ Chief Operating Officer repaid his outstanding note receivable of $675 thousand and accrued interest on the note of $97 thousand.
      In December 2002, we entered into a 3-year, $132 million secured bank-financing agreement which significantly reduced our financing costs. The credit facility is comprised of a revolver and two term loan components. The credit facility is collateralized by our accounts receivable, inventories, and substantially all property and equipment. Revolver borrowings are limited to the lesser of a borrowing base, comprised of eligible receivables and inventories or, effective with an August 2004 amendment to the credit facility, $110 million in the aggregate. We incurred $2.2 million of closing fees and expenses in connection with the credit facility and also incurred $1 million of subsequent bank amendment and waiver fees, all of which have been capitalized and included in “Deferred Financing Fees, Net” on the accompanying balance sheets. These fees and expenses are being amortized to interest and other expense. Monthly principal payments of $367 thousand commenced on February 1, 2003 for the term loan components of the credit facility. In May 2004, the credit facility was extended through December 15, 2006.
      The credit facility requires us to comply with various covenants, the most significant of which include: (i) minimum availability of $10 million, tested monthly, (ii) a minimum fixed charge coverage ratio of 1.25, and a maximum leverage ratio of 1.75, which are tested quarterly, (iii) restrictions on additional indebtedness, and

(iv) limitations on capital expenditures. As of March 9, 2005 availability under our credit facility is approximately $24 million and we are in compliance with our covenants.
      We believe that funds available under our credit facility, together with funds generated from operations, will be sufficient to provide us with the liquidity necessary to fund anticipated working capital requirements, capital expenditure requirements, and scheduled debt maturities over the next 12 months. Capital requirements are subject to change as business conditions warrant and opportunities, such as acquisitions arise.
Contractual Obligations
      The following table reflects our contractual obligations as of December 31, 2004. Open purchase orders for raw materials and supplies used in the normal course of business have been excluded from the following table.

Contractual Obligations		Less than			More Than
(amounts in thousands)	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long-term debt obligations	$96,022	$4,892	$88,858	$1,056	$1,216
Operating leases	6,362	1,756	2,302	1,938	366

Total contractual obligations	$102,384	$6,648	$91,160	$2,994	$1,582

Off Balance Sheet Arrangements
      As of December 31, 2004, we guaranteed 50% of OLP’s $16.6 million and 49% of GSP’s $4.1 million of outstanding debt on a several basis. These guarantees were a requirement of the joint venture companies’ financing agreements.
Impact of Recently Issued Accounting Pronouncements
      In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 151 (SFAS No. 151), “Inventory Costs — an amendment of ARB No. 43, Chapter 4” which clarifies that abnormal amounts of idle facility expenses, freight, handling costs and wasted materials (spoilage) should be recognized as current period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 is not expected to have a material impact on our financial statements.
      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123-R (SFAS No. 123-R). SFAS 123-R establishes standards for accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those securities. SFAS 123-R also requires an entity to recognize the cost of employee services received in share-based payment transactions, thereby reflecting the economic consequences of those transactions in the financial statements. SFAS 123-R applies to all awards granted on or after July 1, 2005, and to awards modified, vested, repurchased, or canceled after that date. Due to the relatively few number of stock options vesting after the effective date, SFAS 123-R is not expected to have a material impact on our financial statements.
ITEM 7A.                      QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK
      Our business was impacted by decreasing volumes and fluctuating prices starting in the second half of 2000 and continuing through the third quarter of 2003, due to softening demand from customers in the manufacturing sector of the U.S. economy and domestic steel mill consolidation. Beginning with the fourth quarter of 2003, we experienced an increase in demand and prices for our products. During 2004, steel producers were significantly impacted by a shortage of raw materials, rising raw material prices, increased product demand, producer consolidation and longer lead time requirements. These conditions resulted in unprecedented cost increases and translated into higher gross profit dollars and margins. While market prices declined in the fourth quarter of 2004 and into the first quarter of 2005, we anticipate prices to remain higher than historical levels in 2005. During 2004, we were able to pass on to our customers producers’ price increases and surcharges. The recent decline in steel prices has reduced our gross profit margin percentages to levels which are lower than our historical levels; however, the gross margin dollars generated per ton remains at historically high levels. We are unable to predict the duration of the current upturn in the economic cycle beyond the immediate future.
      We are exposed to the impact of interest rate changes and fluctuating steel prices. We have not entered into any interest rate or steel commodity hedge transactions for speculative purposes or otherwise.
      Inflation generally affects us by increasing the cost of employee wages and benefits, transportation services, processing equipment, purchased steel, energy, and borrowings under our credit facility. General inflation has not had a material effect on our financial results during the past three years. When raw material prices increase, competitive conditions will influence how much of the steel price increases can be passed on to our customers. When raw material prices decline, customer demands for lower costed product result in lower selling prices. Declining steel prices have generally adversely affected our net sales and net income over the two years prior to 2004 while increasing steel prices favorably affected net sales and net income in 2004.
      Our primary interest rate risk exposure results from variable rate debt. If interest rates in the future were to increase 100 basis points (1.0%) from December 31, 2004 rates, and assuming no changes in total debt from December 31, 2004 levels, the additional annual interest expense to us would be approximately $922 thousand. We currently do not hedge our exposure to variable interest rate risk. However, we have the option to enter into 30 to 180 day fixed base rate EURO loans under the credit facility.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and
Board of Directors of
Olympic Steel, Inc.:
      We have completed an integrated audit of Olympic Steel, Inc.’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements
      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Olympic Steel, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      As discussed in Note 1 of the consolidated financial statements, the Company changed its method of accounting for goodwill and the impairment and disposal of long-lived assets effective January 1, 2002.
Internal control over financial reporting
      Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing within Item 9A of the 2004 Annual Report to Shareholders, that the Company maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP
Cleveland, Ohio
March 14, 2005

ITEM 8.	FINANCIAL STATEMENTS
Olympic Steel, Inc.
Consolidated Statements of Operations
For The Years Ended December 31, 2004, 2003, and 2002
(in thousands, except per share data)

	2004	2003	2002

Net sales	$894,157	$472,548	$459,384
Cost of materials sold, exclusive of depreciation	651,787	372,692	349,608

Gross profit	242,370	99,856	109,776
Operating expenses
Warehouse and processing	42,582	33,127	35,686
Administrative and general	44,820	22,901	24,008
Distribution	18,775	16,538	17,319
Selling	19,792	14,867	12,884
Occupancy	4,898	3,936	3,944
Depreciation	8,209	8,321	10,097
Asset impairment charge	487	—	—

Total operating expenses	139,563	99,690	103,938

Operating income	102,807	166	5,838
Income (loss) from joint ventures	741	(1,012)	606

Income (loss) before financing costs and income taxes	103,548	(846)	6,444
Interest and other expense on debt	4,655	4,155	8,071

Income (loss) from continuing operations before income taxes and cumulative effect of a change in accounting principle	98,893	(5,001)	(1,627)
Income tax provision (benefit)	38,815	(1,741)	(626)

Income (loss) from continuing operations before cumulative effect of a change in accounting principle	60,078	(3,260)	(1,001)
Discontinued operations:
Loss from discontinued tube operation, net of income tax benefit of $653 in 2002	—	—	(1,042)
Loss on disposition of discontinued tube operation, net of income tax benefit of $1,001	—	—	(1,599)

Income (loss) before cumulative effect of a change in accounting principle	60,078	(3,260)	(3,642)
Cumulative effect of a change in accounting principle, net of income tax benefit of $1,298	—	—	(2,117)

Net income (loss)	$60,078	$(3,260)	$(5,759)

Basic net income (loss) per share:
Income (loss) from continuing operations	$6.12	$(0.34)	$(0.10)
Loss from discontinued operations	—	—	(0.28)
Cumulative effect of a change in accounting principle	—	—	(0.22)

Net income (loss) per share	$6.12	$(0.34)	$(0.60)

Weighted average shares outstanding — basic	9,816	9,646	9,637
Diluted net income (loss) per share:
Income (loss) from continuing operations	$5.88	$(0.34)	$(0.10)
Loss from discontinued operations	—	—	(0.28)
Cumulative effect of a change in accounting principle	—	—	(0.22)

Net income (loss) per share	$5.88	$(0.34)	$(0.60)

Weighted average shares outstanding — diluted	10,222	9,646	9,637
The accompanying notes are an integral part of these statements.

Olympic Steel, Inc.
Consolidated Balance Sheets
As of December 31, 2004 and 2003
(in thousands)

	2004	2003

Assets
Cash	$4,684	$3,087
Accounts receivable, net	93,336	56,501
Inventories	186,124	92,775
Prepaid expenses and other	3,163	2,794
Assets held for sale	—	637

Total current assets	287,307	155,794

Property and equipment, at cost	153,235	152,085
Accumulated depreciation	(69,664)	(62,303)

Net property and equipment	83,571	89,782

Investments in joint ventures	2,311	1,625
Deferred financing fees, net	957	1,801

Total assets	$374,146	$249,002

Liabilities
Current portion of long-term debt	$4,892	$4,877
Accounts payable	63,680	31,345
Accrued payroll	16,778	2,772
Other accrued liabilities	10,338	3,580

Total current liabilities	95,688	42,574

Credit facility revolver	58,638	55,537
Term loans	29,212	33,629
Industrial revenue bonds	3,280	3,754

Total long-term debt	91,130	92,920

Deferred income taxes	10,803	1,272

Total liabilities	197,621	136,766

Shareholders’ Equity
Preferred stock, without par value, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, without par value, 20,000 shares authorized, 10,039 and 9,650 issued and outstanding after deducting 653 and 1,042 shares in treasury at December 31, 2004 and 2003, respectively	103,252	99,790
Officer note receivable	—	(749)
Retained earnings	73,273	13,195

Total shareholders’ equity	176,525	112,236

Total liabilities and shareholders’ equity	$374,146	$249,002

The accompanying notes are an integral part of these balance sheets.

Olympic Steel, Inc.
Consolidated Statements of Cash Flows
For The Years Ended December 31, 2004, 2003 and 2002
(in thousands)

	2004	2003	2002

Cash flows from operating activities:
Net income (loss)	$60,078	$(3,260)	$(5,759)
Adjustments to reconcile net income (loss) to net cash from operating activities —
Depreciation and amortization	9,753	9,060	13,852
Loss on disposition of discontinued tube operation, net of tax	—	—	1,599
Loss (income) from joint ventures, net of distributions	(686)	1,012	(606)
Asset impairment charge	487	—	—
Loss on disposition of property and equipment	58	38	185
Cumulative effect of a change in accounting principle, net of tax	—	—	2,117
Tax benefit from exercise of stock options	1,622
Long-term deferred income taxes	9,531	(2,362)	3,958

	80,843	4,488	15,346
Changes in working capital:
Accounts receivable	(36,761)	(8,922)	(8,899)
Inventories	(93,349)	9,062	(29,550)
Prepaid expenses and other	(369)	4,015	(3,295)
Accounts payable	32,335	2,680	8,522
Accrued payroll and other accrued liabilities	20,764	(1,771)	921

	(77,380)	5,064	(32,301)

Net cash from (used for) operating activities	3,463	9,552	(16,955)

Cash flows from investing activities:
Capital expenditures	(2,029)	(836)	(1,490)
Proceeds from disposition of property and equipment	123	1,292	1,615
Investments in joint ventures	—	(2,000)	—

Net cash from (used for) investing activities	(1,906)	(1,544)	125

Cash flows from financing activities:
Credit facility revolver borrowings (payments), net	3,101	(2,023)	33,201
Scheduled repayments of long-term debt	(4,876)	(6,973)	(4,786)
Credit facility closing fees and expenses	(700)	(275)	(2,225)
Repayment of officer note receivable	675	—	—
Proceeds from exercise of stock options and employee stock purchases	1,840	24	33
Repayments of refinanced debt	—	—	(48,121)
Proceeds from debt refinancings	—	—	42,000
Escrowed cash restricted for payment of debt	—	2,590	(2,590)

Net cash from (used for) financing activities	40	(6,657)	17,512

Cash:
Net increase	1,597	1,351	682
Beginning balance	3,087	1,736	1,054

Ending balance	$4,684	$3,087	$1,736

The accompanying notes are an integral part of these statements.

Olympic Steel, Inc.
Consolidated Statements of Shareholders’ Equity
For The Years Ended December 31, 2004, 2003 and 2002
(in thousands)

		Officer
	Common	Note	Retained
	Stock	Receivable	Earnings

Balance at December 31, 2001	$99,733	$(704)	$22,214
Net loss	—	—	(5,759)
Interest on officer note	—	(34)	—
Payment of interest on officer note	—	12	—
Exercise of stock options and employee stock purchases (12 shares)	33	—	—

Balance at December 31, 2002	99,766	(726)	16,455
Net loss	—	—	(3,260)
Interest on officer note	—	(35)	—
Payment of interest on officer note	—	12	—
Exercise of stock options and employee stock purchases (7 shares)	24	—	—

Balance at December 31, 2003	99,790	(749)	13,195
Net income	—	—	60,078
Interest on officer note	—	(23)	—
Payment of interest on officer note	—	97	—
Repayment of officer note principal	—	675	—
Exercise of stock options and employee stock purchases (389 shares)	3,462	—	—

Balance at December 31, 2004	$103,252	$—	$73,273

The accompanying notes are an integral part of these statements.

Olympic Steel, Inc.
Notes to Consolidated Financial Statements
For The Years Ended December 31, 2004, 2003, and 2002
(dollars in thousands, except per share amounts)
1.     Summary of Significant Accounting Policies:
Principles of Consolidation
      The accompanying consolidated financial statements include the accounts of Olympic Steel, Inc. and its wholly-owned subsidiaries (collectively the Company or Olympic), after elimination of intercompany accounts and transactions. Investments in the Company’s joint ventures are accounted for under the equity method.
Nature of Business
      The Company is a U.S. steel service center with 50 years of experience in specialized processing and distribution of large volumes of carbon, coated carbon and stainless steel, flat-rolled sheet, and coil and plate products from 12 facilities in eight midwestern and eastern states. The Company operates as one business segment.
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
Concentration Risks
      The Company is a major customer of flat-rolled coil and plate steel for many of its principal suppliers, but is not dependent on any one supplier. The Company purchased approximately 48.3% and 54.5% of its total steel requirements from its three largest suppliers in 2004 and 2003, respectively.
      The Company has a diversified customer and geographic base, which reduces the inherent risk and cyclicality of its business. The concentration of net sales to the Company’s top 20 customers approximated 34% of net sales in 2004 compared to 32% in 2003. In addition, the Company’s largest customer accounted for approximately 8% of net sales in 2004 and 5% in 2003. Sales to the three largest U.S. automobile manufacturers and their suppliers, made principally by the Company’s Detroit operation, and sales to other steel service centers, accounted for approximately 12% and 11%, respectively, of the Company’s net sales in 2004, and 14% and 11% of net sales in 2003.
Accounts Receivable
      Accounts receivable are presented net of allowances for doubtful accounts of $2,201 and $4,428 as of December 31, 2004 and 2003, respectively. Bad debt expense totaled $2,384 in 2004, $3,963 in 2003, and $1,074 in 2002. The higher level of bad debt expense in 2003 related to uncollectible receivables primarily from a customer that unexpectedly filed for bankruptcy protection in December 2003.
      The Company’s allowance for doubtful accounts is maintained at a level considered appropriate based on historical experience and specific customer collection issues that the Company has identified. Estimations are based upon a calculated percentage of accounts receivable, which remains fairly level from year to year, and judgments about the probable effects of economic conditions on certain customers, which can fluctuate significantly from year to year.

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
Income Taxes
      The Company, on its consolidated balance sheets, records as an offset to the estimated effect of temporary differences between the tax basis of assets and liabilities and the reported amounts in its consolidated balance sheets, the tax effect of operating loss and tax credit carryforwards. If the Company determines that it will not be able to fully realized a deferred tax asset, it will record a valuation allowance to reduce such deferred tax asset to its realizable value. During 2004, the Company generated sufficient income to utilize substantially all of its operating loss and tax credit carryforwards.
Goodwill
      On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 (SFAS No. 142), “Goodwill and Other Intangible Assets,” which requires that the Company cease amortization of goodwill and conduct periodic impairment tests of goodwill. The Company estimated the fair value of its reporting units using a present value method that discounted future cash flows. The cash flow estimates incorporate assumptions on future cash flow growth, terminal values and discount rates. Any such valuation is sensitive to these assumptions. Because the fair value of each reporting unit was below its carrying value (including goodwill), application of SFAS No. 142 required the Company to complete the second step of the goodwill impairment test and compare the implied fair value of each reporting unit’s goodwill with the carrying value of that goodwill. As a result of this assessment, the Company in 2002 recorded a non-cash, before tax impairment charge of $3,415 ($2,117 after-tax) to write-off the entire goodwill amount as a cumulative effect of a change in accounting principle.
Revenue Recognition
      Revenue is recognized in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, “Revenue Recognition.” For both direct and toll shipments, revenue is recognized when steel is shipped to the customer and title and risk of loss is transferred which generally occurs upon delivery to our customers. Given the proximity of our customers to our facilities, virtually all of the Company’s sales are shipped and received within one day. Sales returns and allowances are treated as reductions to sales and are provided for based on historical experience and current estimates and are immaterial to the consolidated financial statements.
Shipping and Handling Fees and Costs
      The Company classifies all amounts billed to a customer in a sales transaction related to shipping and handling as revenue. Additionally, the Company classifies costs incurred for shipping and handling to the customer as “Distribution” expense in its consolidated statements of operations.
Impairment
      The Company evaluates the recoverability of long-lived assets, other than goodwill, and the related estimated remaining lives whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Events or changes in circumstances which could trigger an impairment review include significant underperformance relative to the expected historical or projected future operating results, significant changes in the manner of the use of the acquired assets or the strategy for the overall business or significant negative industry or economic trends. The Company records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed in accordance with Statement of Financial Accounting Standards No. 144 (SFAS No. 144), “Accounting for the Impairment or Disposal of Long-Lived Assets.”
Stock-Based Compensation
      Statement of Financial Accounting Standards No. 123 (SFAS No. 123), “Accounting for Stock-Based Compensation,” encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company’s stock-based employee compensation plans are described more fully in Note 9.
      If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date under SFAS No. 123, net income (loss) and net income (loss) per share would have changed by the amounts shown below:

	Years Ended December 31,

	2004	2003	2002

	(in thousands, except per share data)
Net income (loss), as reported	$60,078	$(3,260)	$(5,759)
Pro forma expense, net of tax	(2,068)	(239)	(134)

Pro forma net income (loss)	$58,010	$(3,499)	$(5,893)

Basic net income (loss) per share:
As reported	$6.12	$(0.34)	$(0.60)

Pro forma	$5.91	$(0.36)	$(0.61)

Diluted net income (loss) per share:
As reported	$5.88	$(0.34)	$(0.60)

Pro forma	$5.68	$(0.36)	$(0.61)

Shares Outstanding and Earnings Per Share
      Earnings per share for all periods presented have been calculated and presented in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share.” Basic earnings per share excludes any dilutive effects of stock options and is calculated by dividing income available to common shareholders by the weighted average number of shares outstanding for the period. Diluted earnings per share is calculated including the dilutive effects of stock options. Earnings per share have been calculated based on the weighted average number of shares outstanding as set forth below:

	Years Ended December 31,

	2004	2003	2002

	(in thousands, except per share data)
Weighted average shares outstanding	9,816	9,646	9,637
Assumed exercise of stock options	406	—	—

Weighted average diluted shares	10,222	9,646	9,637

Net income (loss)	$60,078	$(3,260)	$(5,759)
Basic earnings (loss) per share	$6.12	$(0.34)	$(0.60)

Diluted earnings (loss) per share	$5.88	$(0.34)	$(0.60)

      As of December 31, 2004 no stock options were anti-dilutive. Due to the net loss, all stock options were anti-dilutive as of December 31, 2003 and December 31, 2002.
Impact of Recently Issued Accounting Pronouncements
      In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 151 (SFAS No. 151), “Inventory Costs — an amendment of ARB No. 43, Chapter 4” which clarifies that abnormal amounts of idle facility expenses, freight, handling costs and wasted materials (spoilage) should be recognized as current period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 is not expected to have a material impact on our financial statements.
      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123-R (SFAS No. 123-R). SFAS 123-R establishes standards for accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those securities. SFAS 123-R also requires an entity to recognize the cost of employee services received in share-based payment transactions, thereby reflecting the economic consequences of those transactions in the financial statements. SFAS 123-R applies to all awards granted on or after July 1, 2005, and to awards modified, vested, repurchased, or canceled after that date. Due to the relatively few number of stock options vesting after the effective date, SFAS 123-R is not expected to have a material impact on our financial statements.
2.     Discontinued Operations:
      In 2002, the Company closed its unprofitable tube processing operation (Tubing) in Cleveland, Ohio. In accordance with SFAS No. 144, Tubing has been accounted for as a discontinued operation. As a result, Tubing’s after-tax operating loss of $1,042 in 2002 is shown separate from the Company’s results from continuing operations. In addition, a $1,599 after-tax charge for the costs of the Tubing closure is included in the 2002 consolidated statement of operations. This non-cash charge primarily relates to the write down of Tubing’s property and equipment to estimated fair value less costs to sell in accordance with SFAS No. 144. The fair value of the Tubing property and equipment was determined by independent appraisal. In December 2002, the Company sold the Tubing equipment for $1,275 (its approximate appraised and net book value) and used the proceeds from the sale to reduce debt. The carrying value of the Tubing real estate was recorded as “Assets Held for Sale” on the accompanying balance sheets and the $637 carrying value was reduced to $150 as of June 30, 2004 to reflect the contractual sales price of the property. The sale was completed in the third quarter of 2004. The $487 reduction in carrying value was recorded as an “Asset Impairment Charge” on the accompanying consolidated statement of operations.

      Included in Tubing’s 2002 operating loss is a before tax $700 charge ($431 after-tax) for liabilities primarily related to post-closure employee and tenancy costs. Tubing had approximately 30 salaried and hourly employees. The charge was recorded in accordance with EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” The reserve was fully utilized and all employees were severed prior to December 31, 2003. Substantially all of Tubing’s working capital was liquidated prior to December 31, 2002.
      Operating results of discontinued operations were as follows:

Year Ended 2002

(in thousands, except
per share data)
Net sales	$3,766
Loss before income taxes	(1,695)
Loss from operations of discontinued tube operation, net of income tax benefit of $653	(1,042)
Loss on disposition of discontinued tube operation, net of income tax benefit of $1,001	(1,599)

Loss from discontinued operations	$(2,641)

Basic and diluted net loss per share from discontinued operations	$(0.28)

3.     Investments in Joint Ventures:
      The Company and the United States Steel Corporation (USS) each own 50% of Olympic Laser Processing (OLP), a company that processes laser welded sheet steel blanks for the automotive industry. OLP’s Michigan facility is equipped with three automated and two manual-feed laser-welding lines. The Company and USS have each contributed $5,300 in cash to capitalize OLP, and each guarantees, on a several basis, 50% of OLP’s outstanding debt. OLP’s credit facility is also supported by a $3,000 letter of credit by USS. OLP bank debt outstanding at December 31, 2004 totaled $16,589.
      The Company has a 49% ownership interest in G.S.P., LLC (GSP), a joint venture to support the flat-rolled steel requirements of the automotive industry as a Minority Business Enterprise. The Company has contributed $603 in cash to capitalize GSP. On April 1, 2002, Thomas A. Goss and Gregory F. Goss, executive officers of the Goss Group, Inc., an insurance enterprise, assumed 51% majority ownership interest from the venture’s previous majority owners. GSP is a certified member of the Michigan Minority Business Development Council. The Company guarantees 49% of the outstanding debt under GSP’s demand note bank loan agreement. GSP bank debt outstanding at December 31, 2004 totaled $4,062.
      The following table sets forth selected data for the Company’s OLP and GSP joint ventures:

	Years Ended December 31,

Income Statement Data:	2004	2003	2002

Net sales	$46,947	$36,268	$31,067
Gross profit	15,446	11,553	11,392
Operating income (loss)	2,281	(1,294)	2,022
Net income (loss)	$1,514	$(2,031)	$1,208

	As of December 31,

Balance Sheet Data:	2004	2003

Current assets	$15,129	$6,918
Net property and equipment	18,678	20,151
Current liabilities	19,064	9,380
Long-term liabilities	$10,453	$15,370

      The Company’s investments in joint ventures, accounted for under the equity method, totaled $2,311 and $1,625 at December 31, 2004 and 2003, respectively.
4.     Property and Equipment:
      Property and equipment consists of the following:

	As of December 31,

	2004	2003

Land and land improvements	$9,994	$9,833
Buildings and improvements	54,664	54,603
Machinery and equipment	77,313	75,983
Furniture and fixtures	4,540	4,640
Computer equipment	6,497	6,789
Vehicles	62	63
Construction in progress	165	174

	$153,235	$152,085
Less accumulated depreciation	(69,664)	(62,303)

Net property and equipment	$83,571	$89,782

      Construction in progress at December 31, 2004 and December 31, 2003 primarily consisted of equipment upgrades.
5.     Inventories:
      Steel inventories consisted of the following:

	As of December 31,

	2004	2003

Unprocessed	$141,578	$65,709
Processed and finished	44,546	27,066

Totals	$186,124	$92,775

6.     Debt:
Credit Facility
      On December 30, 2002, the Company refinanced its $125,000 secured financing agreement (the Refinanced Credit Facility) with a new 3-year, $132,000 secured bank-financing agreement (the New Credit Facility). Funding under the New Credit Facility occurred on January 2, 2003, and proceeds were used to pay off outstanding borrowings under the Refinanced Credit Facility, certain industrial revenue bonds and term debt.
      In connection with the refinancing, the prior agent bank waived $861 of deferred term loan interest, which the Company previously expensed. Fourth quarter 2002 earnings results reflect the waived amount as a reduction to interest expense, offset by $2,082 of accelerated non-cash deferred financing fee amortization related to the early termination of the Refinanced Credit Facility. Deferred financing fees were being amortized to expense over the term of the Refinanced Credit Facility, and amortization of these costs amounted to $1,388 in 2002.
      The New Credit Facility is collateralized by the Company’s accounts receivable, inventories, and substantially all property and equipment. The New Credit Facility, which originally expired on December 15, 2005, was extended to December 15, 2006 effective with an May 2004 amendment, with one additional annual extensions at the banks’ option. Revolver borrowings are limited to the lesser of a borrowing base, comprised of eligible receivables and inventories or, effective with an August 2004 amendment, $110,000 in the aggregate. The Company has the option to borrow based on the agent bank’s base rate or Eurodollar Rates (EURO) plus a

Premium. Components and interest rate options for the New Credit Facility were as follows at December 31, 2004:

Component	Amortization	Premium Over Base

$110,000 Revolver	Not applicable	(0.75%) on Prime Borrowings
1.25% on EURO Borrowings
$12,000 Equipment Term Loan	$200 per month, commencing February 2003	(0.25%) on Prime Borrowings 1.75% on EURO Borrowings
$30,000 Real Estate Term Loan	$167 per month, commencing February 2003	(0.25%) on Prime Borrowings 1.75% on EURO Borrowings
      A commitment fee is paid monthly on any unused portion of the New Credit Facility. Each quarter, the commitment fee and Premiums may increase or decrease based on the Company’s debt service coverage performance. Interest on all borrowing options is paid monthly. The revolver interest rate approximated 3.8% on December 31, 2004.
      The New Credit Facility requires the Company to comply with various covenants, the most significant of which include: (i) minimum excess availability of $10,000, tested monthly, (ii) a minimum fixed charge coverage ratio of 1.25, and maximum leverage ratio of 1.75, which are tested quarterly, (iii) restrictions on additional indebtedness, and (iv) limitations on capital expenditures. The Company obtained a waiver for non-compliance with its fixed charge coverage ratio at December 31, 2003. The failure to comply was primarily the result of a bad debt charge related to a receivable from a customer that unexpectedly filed for bankruptcy protection in December 2003, which was deemed uncollectible. The waiver allowed the Company to exclude the bad debt charge from all future fixed charge coverage tests. At December 31, 2004 availability under the New Credit Facility totaled $42,972.
      The Company incurred $2,225 of New Credit Facility closing fees and expenses, which have been capitalized and included in “Deferred Financing Fees, Net” on the accompanying consolidated balance sheets. These costs are amortized to interest and other expense on debt over the 3-year term of the agreement.
      The credit facility revolver balance on the accompanying consolidated balance sheets includes $9,121 and $1,716 of checks issued that have not cleared the bank as of December 31, 2004 and 2003, respectively.
Term Loans
      The long-term portion of term loans at December 31, 2004 and 2003, consisted of the following:

	Opening Rate	Rate at
Description	at 1/2/04	12/31/04	2004	2003

Equipment Term Loan	3.9%	4.1%	$5,000	$7,400
Real Estate Term Loan	3.9%	4.1%	24,167	26,167
Other	4.0%	4.0%	45	62

			$29,212	$33,629

Industrial Revenue Bonds
      The long-term portion of industrial revenue bonds at December 31, 2004 and 2003, consisted of the following:

	Interest
Description of Bonds	Rate at 12/31/04	2004	2003

$6,000 fixed rate bonds due 1999 through 2014	5.1%	$3,280	$3,754
Scheduled Debt Maturities, Interest, Debt Carrying Values
      Scheduled maturities of all long-term debt for the years succeeding December 31, 2004 are $4,892 in 2005, $88,318 in 2006, $539 in 2007, $567 in 2008, and $1,706 thereafter. The overall effective interest rate for all debt amounted to 5.6% in 2004, 4.6% in 2003 and 5.7% in 2002. Interest paid totaled $3,150, $3,155 and $6,067 for the years ended December 31, 2004, 2003, and 2002, respectively. Average total debt outstanding was $86,535, $95,943 and $91,480 in 2004, 2003, and 2002, respectively.
      Management believes the carrying values of its long-term debt approximate their fair values, as each of the Company’s variable rate debt arrangements bear interest at rates that fluctuate based on a bank’s base rate, EURO, LIBOR, or the short-term tax exempt revenue bond index.
      The Company has not entered into interest rate transactions for speculative purposes or otherwise. The Company does not hedge its exposure to floating interest rate risk. However, the Company has the option to enter into 30 to 180 day fixed base rate EURO loans under the New Credit Facility.
7.     Income Taxes:
      The components of the Company’s provision (benefit) for income taxes from continuing operations were as follows:

	2004	2003	2002

Current:
Federal	$25,355	$—	$—
State and local	3,766	—	—

	29,121	—	—
Deferred	9,694	(1,741)	(626)

	$38,815	$(1,741)	$(626)

      The components of the Company’s deferred income taxes at December 31 are as follows:

	2004	2003

Deferred tax assets:
Inventory	$635	$419
Tax credit and net operating loss carryforward	278	11,059
Intangibles	480	911
Allowance for doubtful accounts	830	315
Accrued expenses	1,214	258

Total deferred tax assets	3,437	12,962

Deferred tax liabilities:
Property and equipment	(10,210)	(10,260)
Partnership basis differences	(1,351)	(1,132)

Total deferred tax liabilities	(11,561)	(11,392)

Deferred tax assets (liabilities), net	$(8,124)	$1,570

      The following table reconciles the U.S. federal statutory rate (35.0% for 2004 and 2002, 34% for 2003) to the Company’s effective tax rate:

	2004	2003	2002

U.S. federal statutory rate	35.0%	34.0%	35.0%
State and local taxes, net of federal benefit	3.1	4.7	2.6
All other, net	1.1	(3.9)	0.9

Effective income tax rate	39.2%	34.8%	38.5%

      Taxes paid in 2004 totaled $25,707. Net refunds of income taxes totaled $1,222 and $3,559 in 2003 and 2002, respectively. The Company generated sufficient income in 2004 to utilize substantially all of its net operating loss and tax credit carryforwards.
      The American Jobs Creation Act (“The Act”) was signed into law in October 2004. The Act had no 2004 accounting consequences. The Act contains provisions which provide tax credits for certain manufacturing activities. The Company is awaiting further guidance from the U.S. Treasury Department to determine if the Company will be able to benefit from such credits in 2005.
8.     Retirement Plans:
      The Company’s retirement plans consist of a profit-sharing plan and a 401(k) plan covering all non-union employees and two separate 401(k) plans covering all union employees.
      Company contributions to the non-union profit-sharing plan are discretionary amounts as determined annually by the Board of Directors. No profit sharing contributions were made in 2004, 2003, and 2002. The Company does plan to make a profit sharing contribution in 2005 related to the 2004 fiscal year and the 2004 expense is included in the retirement plan expense shown below. The 401(k) retirement plans allow eligible employees to contribute up to the statutory maximum. The Company contribution is determined annually by the Board of Directors and is based on a percentage of eligible employees’ earnings and contributions. For the non-union 401(k) retirement plan in 2004, the Company matched one-half of each eligible employees contribution, limited to the first 6% of earnings. The Company did not contribute to the non-union 401(k) retirement plan in 2003. In 2002, the Company matched one half of each eligible employee’s contribution, limited to the first 10% of earnings.
      Company contributions for each of the last three years for the union plans were 3% of eligible W-2 wages plus one half of the first 4% of each employee’s contribution.
      Retirement plan expense amounted to $2,462, $314 and $1,132 for the years ended December 31, 2004, 2003, and 2002, respectively.
9.     Stock Options:
      In January 1994, the Stock Option Plan (Option Plan) was adopted by the Board of Directors and approved by the shareholders of the Company. Pursuant to the provisions of the Option Plan, key employees of the Company, non-employee directors and consultants may be offered the opportunity to acquire shares of Common Stock by the grant of stock options, including both incentive stock options (ISOs) and nonqualified stock options. ISOs are not available to non-employee directors or consultants. A total of 1,300,000 shares of Common Stock are reserved under the Option Plan. The purchase price of a share of Common Stock pursuant to an ISO will not be less than the fair market value of a share of Common Stock at the grant date. Options vest over periods ranging from six months to five years and all expire 10 years after the grant date. The Option Plan terminates on January 5, 2009. Termination of the Option Plan will not affect outstanding options.

      Transactions under the Option Plan are as follows:

		Weighted
		Average
	Shares	Exercise Price

Outstanding at December 31, 2001	885,833	$5.09
Granted (at exercise price of $5.28)	147,000	5.28
Exercised	(10,500)	2.91
Forfeited	(39,500)	6.21

Outstanding at December 31, 2002	982,833	5.10
Granted (at exercise price of $3.50)	136,000	3.50
Exercised	(2,500)	2.63
Forfeited	(20,500)	5.97

Outstanding at December 31, 2003	1,095,833	4.89
Granted (at exercise prices of $7.97, $12.32 and $13.94)	244,000	12.49
Exercised	(388,329)	4.70
Forfeited	(64,000)	15.14

Outstanding at December 31, 2004	887,504	$6.33

      The following table summarizes information about fixed-price stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable

		Weighted Average
Exercise	Number of	Remaining	Weighted Average	Number of	Weighted Average
Price	Shares	Contractual Life	Exercise Price	Shares	Exercise Price

$15.50	10,000	1.3 years	$15.50	10,000	$15.50
14.63	8,000	2.3 years	14.63	8,000	14.63
8.75	77,333	4.3 years	8.75	77,333	8.75
4.84	60,000	5.3 years	4.84	60,000	4.84
1.97	220,000	6.0 years	1.97	100,000	1.97
2.38	20,000	6.1 years	2.38	—	2.38
2.63	63,166	6.3 years	2.63	59,166	2.63
5.28	84,169	7.3 years	5.28	39,669	5.28
3.50	113,501	8.4 years	3.50	24,168	3.50
7.97	10,000	9.1 years	7.97	—	7.97
12.32	171,001	9.3 years	12.32	161,001	12.32
13.94	50,334	9.4 years	13.94	50,334	13.94

Totals	887,504			589,671

      The weighted average fair value of options granted during 2004, 2003 and 2002 was $9.04, $2.44 and $3.83, respectively.

      The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2004	2003	2002

Risk free interest rate	4.48%	3.77%	5.13%
Expected life in years	10	10	10
Expected volatility	.59	.57	.57
Expected dividend yield	0%	0%	0%
10.     Commitments and Contingencies:
      The Company leases certain warehouses, sales offices and machinery and equipment under long-term lease agreements. All leases are classified as operating and expire at various dates through 2010. In some cases the leases include options to extend. Rent expense was $1,793, $1,527 and $1,512 for the years ended December 31, 2004, 2003, and 2002, respectively.
      Future minimum lease payments as of December 31, 2004 are as follows:

2005	$1,756
2006	1,211
2007	1,091
2008	974
2009	964
Thereafter	366

$6,362

      The Company is party to various legal actions that it believes are ordinary in nature and incidental to the operation of its business. In the opinion of management, the outcome of the proceedings to which the Company is currently a party will not have a material adverse effect upon its operations or financial position.
      In the normal course of business, the Company periodically enters into agreements that incorporate indemnification provisions. While the maximum amount to which the Company may be exposed under such agreements can not be estimated, it is the opinion of management that these indemnifications are not expected to have a material adverse effect on the Company’s results of operations or financial position.
      As of December 31, 2004, Olympic guaranteed 50% of OLP’s $16,589 and 49% of GSP’s $4,062 outstanding debt on a several basis. These guarantees were a requirement of the joint venture companies’ financing agreements.
      Approximately 215 of the Company’s hourly plant personnel at its Minneapolis and Detroit facilities are represented by four separate collective bargaining units.
      The collective bargaining agreement covering hourly employees at the Company’s Detroit expires on June 30, 2009. A collective bargaining agreement for employees at the Company’s Minneapolis coil facility expires on September 30, 2005.
11.     Related Party Transactions:
      A related entity handles a portion of the freight activity for the Company’s Cleveland operation. Payments to this entity totaled $1,006, $1,279 and $1,458 for the years ended December 31, 2004, 2003, and 2002, respectively. There is no common ownership or management of this entity with the Company. Another related entity owns one of the Cleveland warehouses and leases it to the Company at an annual rental of $195. The lease was renewed in June 2000 for a 10-year term with one remaining renewal option for an additional 10 years.
      The Company purchased several insurance policies through an insurance broker that employs one of the Company’s directors. Commissions paid to the insurance broker totaled $10 in 2004.

      One of our Directors serves on the Board of Advisors for a firm that provides psychological testing profiles for new hires to the Company. Fees paid to the firm totaled $9 in 2004.
      David A. Wolfort, President and Chief Operating Officer, purchased 300,000 shares of the Company’s Common Stock from treasury on February 22, 2001. The shares were purchased pursuant to a 5-year, full recourse promissory note with principal and all accrued interest due and payable to the Company on or before January 1, 2006. The principal balance of $675 accrued interest at 5.07% per annum, and was collateralized by a pledge of the underlying shares until the note was paid in full. The note and all accrued interest were repaid in the third quarter of 2004.
      Michael D. Siegal, Chairman of the Board of Directors and Chief Executive Officer, and David A. Wolfort, President and Chief Operating Officer, were minority investors in a company that provided online services to Olympic’s employees with respect to their retirement plan accounts. Mr. Siegal also served as an advisor for that company. Since December 2004, this company no longer provides services to Olympic’s employees.
12.     Shareholder Rights Plan:
      On January 31, 2000, the Company’s Board of Directors (the Directors) approved the adoption of a share purchase rights plan. The terms and description of the plan are set forth in a rights agreement, dated January 31, 2000, between the Company and National City Bank, as rights agent (the Rights Agreement). The Directors declared a dividend distribution of one right for each share of Common Stock of the Company outstanding as of the March 6, 2000 record date (the Record Date). The Rights Agreement also provides, subject to specified exceptions and limitations, that Common Stock issued or delivered from the Company’s treasury after the Record Date will be accompanied by a right. Each right entitles the holder to purchase one-one-hundredth of a share of Series A Junior Participating Preferred stock, without par value at a price of $20 per one one-hundredth of a preferred share (a Right). The Rights expire on March 6, 2010, unless earlier redeemed, exchanged or amended. Rights become exercisable to purchase Preferred Shares following the commencement of certain tender offer or exchange offer solicitations resulting in beneficial ownership of 15% or more of the Company’s outstanding common shares as defined in the Rights Agreement.

SUPPLEMENTAL FINANCIAL INFORMATION
Unaudited Quarterly Results of Operations
(in thousands, except per share amounts)

2004	1st	2nd	3rd	4th	Year

Net sales	$187,033	$222,773	$244,142	$240,209	$894,157
Gross profit	53,487	70,526	65,566	52,791	242,370
Operating income	18,835	31,747	31,581	20,644	102,807
Income from continuing operations before income taxes	17,495	30,814	30,570	20,014	98,893
Net income	$10,847	$18,500	$18,572	$12,159	$60,078
Basic net income per share	$1.12	$1.89	$1.88	$1.22	$6.12
Weighted average shares outstanding — basic	9,675	9,794	9,904	9,997	9,816
Diluted net income per share	$1.09	$1.82	$1.80	$1.17	$5.88
Weighted average shares outstanding — diluted	9,959	10,182	10,341	10,394	10,222
Market price of common stock: (a)
High	$14.00	$20.42	$24.69	$29.90	$29.90
Low	7.24	10.89	16.95	16.93	7.24

2003	1st	2nd	3rd	4th	Year

Net sales	$114,880	$113,401	$115,850	$128,417	$472,548
Gross profit	23,893	23,971	25,005	26,987	99,856
Operating income (loss)	379	146	1,491	(1,850)	166
Loss from continuing operations before income taxes and cumulative effect of a change in accounting principle	(798)	(816)	(146)	(3,241)	(5,001)
Net loss	$(479)	$(554)	$(115)	$(2,112)	$(3,260)
Basic and diluted net loss per share	$(0.05)	$(0.06)	$(0.01)	$(0.22)	$(0.34)
Weighted average shares outstanding — basic and diluted	9,644	9,645	9,646	9,648	9,646
Market price of common stock: (a)
High	$4.10	$4.25	$4.91	$8.50	$8.50
Low	2.79	3.35	3.71	4.25	2.79

(a)	Represents high and low closing quotations as reported by the Nasdaq National Market.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      None.

ITEM 9A.	CONTROLS AND PROCEDURES
      Evaluations required by Rule 13a-15 of the Securities Exchange Act of 1934 of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Report have been carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer. Based upon such evaluations, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There have been no changes in the Company’s internal controls over financial reporting during the period covered by this report that were identified in connection with the evaluation referred to above that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.
      Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. In making this assessment, our management used the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment we concluded that, as of December 31, 2004, our internal control over financial reporting was effective based on those criteria.
      Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on pages 21-22 herein.
ITEM 9B.     OTHER INFORMATION
      None.
PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
      Information required by Item 10 as to the Directors of the Registrant will be incorporated herein by reference to the information set forth under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Registrant’s definitive proxy statement for our April 28, 2005 Annual Meeting of Shareholders.
      Information required by Item 10 as to the Audit Committee Financial Expert will be incorporated herein by reference to the information set forth under the caption “Board of Directors Meetings and Committees” in the Registrant’s definitive proxy statement for our April 28, 2005 Annual Meeting of Shareholders.

ITEM 11.     EXECUTIVE COMPENSATION
      Information required by Item 11 will be incorporated herein by reference to the information set forth under the caption “Executive Officers’ Compensation” in the Registrant’s definitive proxy statement for our April 28, 2005 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
      Information required by Item 12 will be incorporated herein by reference to the information set forth under the captions “Security Ownership of Certain Beneficial Owners,” “Security Ownership of Management,” and “Employee Benefit Plans” in the Registrant’s definitive proxy statement for our April 28, 2005 Annual Meeting of Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      Information required by Item 13 will be incorporated herein by reference to the information set forth under the caption “Related Party Transactions” in the Registrant’s definitive proxy statement for our April 28, 2005 Annual Meeting of Shareholders.
ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES
      Information required by Item 14 will be incorporated herein by reference to the information set forth under the caption “Independent Auditors” in the Registrant’s definitive proxy statement for our April 28, 2005 Annual Meeting of Shareholders.
PART IV
ITEM 15.     EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) The following financial statements are included in Part II, Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Operations for the Years Ended December 31, 2004, 2003, and 2002

Consolidated Balance Sheets as of December 31, 2004 and 2003

Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003, and 2002

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2004, 2003, and 2002

Notes to Consolidated Financial Statements for the Years Ended December 31, 2004, 2003, and 2002

(a)(2) Financial Statement Schedules. All schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements including notes thereto.

(a)(3) Exhibits. The Exhibits filed herewith are set forth on the Index to Exhibits filed as part of this report.

OLYMPIC STEEL, INC.
INDEX TO EXHIBITS

Exhibit	Description of Document

3.1(i)	Amended and Restated Articles of Incorporation	(a)
3.1(ii)	Amended and Restated Code of Regulations	(a)
4.1	Amended and Restated Credit Agreement dated December 30, 2002 by and among the Registrant, three banks and Comerica Bank, as Administrative Agent	(b)
4.2	Amendment No. 1 to Amended and Restated Credit Agreement dated February 6, 2003 by and among the Registrant, five banks and Comerica Bank, as Administrative Agent	(b)
4.3	Amendment No. 2 to Amended and Restated Credit Agreement dated March 15, 2003 by and among the Registrant, five banks and Comerica Bank, as Administrative Agent	(i)
4.4	Amendment No. 3 to Amended and Restated Credit Agreement dated June 30, 2003 by and among the Registrant, five banks and Comerica Bank, as Administrative Agent	(i)
4.5	Amendment No. 4 to Amended and Restated Credit Agreement dated December 26, 2003 by and among the Registrant, five banks and Comerica Bank, as Administrative Agent	(i)
4.6	Amendment No. 5 to Amended and Restated Credit Agreement and Waiver dated February 9, 2004 by and among the Registrant, five banks and Comerica Bank, as Administrative Agent	(i)
4.7	Rights Agreement (Including Form of Certificate of Adoption of Amendment to Amended Articles of Incorporation as Exhibit A thereto, together with a Summary of Rights to Purchase Preferred Stock)	(c)
4.8	Amendment No. 6 to Amended and Restated Credit Agreement and Waiver dated May 21, 2004 by and among the Registrant, five banks and Comerica Bank, as Administrative Agent	(j)
4.9	Amendment No. 7 to Amended and Restated Credit Agreement and Waiver dated August 26, 2004 by and among the Registrant, five banks and Comerica Bank, as Administrative Agent
4.10	Amendment No. 8 to Amended and Restated Credit Agreement and Waiver dated February 25, 2005 by and among the Registrant, five banks and Comerica Bank, as Administrative Agent
10.1	Olympic Steel, Inc. Stock Option Plan	(a)
10.2	Lease, dated as of July 1, 1980, as amended, between S.M.S. Realty Co., a lessor, and the Registrant, as lessee, relating to one of the Cleveland facilities	(a)
10.4	Lease, dated as of November 30, 1987, as amended, between Tinicum Properties Associates L.P., as lessor, and the Registrant, as lessee, relating to Registrant’s Lester, Pennsylvania facility	(a)
10.5	Operating Agreement of Trumark Steel & Processing, LLC, dated April 1, 2002, by and among The Goss Group, Inc., and Oly Steel Welding, Inc.	(d)
10.6	Carrier Contract Agreement for Transportation Services, dated August 1, 1998, between Lincoln Trucking Company and the Registrant	(e)
10.7	Operating Agreement of OLP, LLC, dated April 4, 1997, by and between the U.S. Steel Group of USX Corporation and Oly Steel Welding, Inc.	(f)

Exhibit	Description of Document

10.8	Form of Management Retention Agreement for Senior Executive Officers of the Company	(g)
10.9	Form of Management Retention Agreement for Other Officers of the Company	(g)
10.10	David A. Wolfort Employment Agreement dated January 1, 2001	(h)
10.12	Michael D. Siegal Employment Agreement dated July 1, 2004	(j)
10.13	Richard T. Marabito Employment Agreement dated July 1, 2004	(j)
10.14	Olympic Steel, Inc. Executive Deferred Compensation Plan dated December 15, 2004
10.15	Non-Solicitation Agreements for Heber MacWilliams and Richard A. Manson	(k)
21	List of Subsidiaries
23	Consent of Independent Registered Public Accounting Firm
24	Directors and Officers Powers of Attorney
31.1	Certification of the Principal Executive Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Written Statement of Michael D. Siegal, Chairman and Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Written Statement of Richard T. Marabito, Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference to the Exhibit with the same exhibit number included in Registrant’s Registration Statement on Form S-1 (No. 33-73992) filed with the Commission on January 12, 1994.

(b)	Incorporated by reference to an Exhibit included in Registrant’s Form 10-K filed with the Commission on March 28, 2003.

(c)	Incorporated by reference to an Exhibit included in Registrant’s Form 10-Q filed with the Commission on August 13, 2001.

(d)	Incorporated by reference to an Exhibit included in Registrant’s Form 10-Q filed with the Commission on May 13, 2002.

(e)	Incorporated by reference to an Exhibit included in Registrant’s Form 10-K filed with the Commission on March 12, 1999.

(f)	Incorporated by reference to an Exhibit included in Registrant’s Form 10-Q filed with the Commission on May 2, 1997.

(g)	Incorporated by reference to an Exhibit included in Registrant’s Form 10-Q filed with the Commission on August 3, 2000.

(h)	Incorporated by reference to an Exhibit included in Registrant’s Form 10-K filed with the Commission on March 28, 2001.

(i)	Incorporated by reference to an Exhibit included in Registrant’s Form 10-K filed with the Commission on March 30, 2004.

(j)	Incorporated by reference to an Exhibit included in Registrant’s Form 10-Q filed with the Commission on August 16, 2004.

(k)	Incorporated by reference to an Exhibit included in Registrant’s Form 8-K filed with the Commission on March 4, 2005.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OLYMPIC STEEL, INC.
March 10, 2005

By:	/s/ Richard T. Marabito,

Richard T. Marabito,
Chief Financial Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated and on the 10th day of March, 2005.

/s/ Michael D. Siegal * Michael D. Siegal Chairman of the Board and Chief Executive Officer	March 10, 2005

/s/ David A. Wolfort * David A. Wolfort President, Chief Operating Officer and Director	March 10, 2005

/s/ Richard T. Marabito * Richard T. Marabito Chief Financial Officer (Principal Accounting Officer)	March 10, 2005

/s/ Ralph M. Della Ratta, Jr. * Ralph M. Della Ratta, Jr., Director	March 10, 2005

/s/ Martin H. Elrad * Martin H. Elrad, Director	March 10, 2005

/s/ Thomas M. Forman * Thomas M. Forman, Director	March 10, 2005

/s/ James B. Meathe * James B. Meathe, Director	March 10, 2005

/s/ Howard L. Goldstein * Howard L. Goldstein, Director	March 10, 2005

*	The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to the Powers of Attorney executed by the above-named officers and Directors of the Company and filed with the Securities and Exchange Commission on behalf of such officers and Directors.

By: /s/ Richard T. Marabito Richard T. Marabito, Attorney-in-Fact	March 10, 2005