Form 10-Q
period 2005-03-31
OLYMPIC STEEL INC
filed 2005-05-09
CIK 917470

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-23320

OLYMPIC STEEL, INC.

(Exact name of registrant as specified in its charter)

Ohio	34-1245650

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

5096 Richmond Road, Bedford Heights, Ohio	44146

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (216) 292-3800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑ No ☐

Indicate the number of shares of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 9, 2005

Common stock, without par value	10,146,429

Olympic Steel, Inc.
Index to Form 10-Q

		Page No.
Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets - March 31, 2005 (unaudited) and December 31, 2004 (audited)	3

	Consolidated Statements of Operations - for the three months ended March 31, 2005 and 2004 (unaudited)	4

	Consolidated Statements of Cash Flows - for the three months ended March 31, 2005 and 2004 (unaudited)	5

	Notes to Consolidated Financial Statements	6-12

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13-18

Item 3.	Qualitative and Quantitative Disclosure About Market Risk	19-20

Item 4.	Controls and Procedures	20

Part II.	OTHER INFORMATION

Item 6.	Exhibits	21

SIGNATURES		22

EXHIBITS		23-28
Exhibit 31.1 Certification 302-CEO
Exhibit 31.2 Certification 302-CFO
Exhibit 32.1 Certification 906-CEO
Exhibit 32.2 Certification 906-CFO

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Olympic Steel, Inc.

Consolidated Balance Sheets
(in thousands)

	March 31,	December 31,
	2005	2004
	(unaudited)
Assets
Cash	$6,677	$4,684
Accounts receivable, net	127,511	93,336
Inventories	181,159	186,124
Prepaid expenses and other	3,540	3,163

Total current assets	318,887	287,307

Property and equipment, at cost	153,640	153,235
Accumulated depreciation	(71,670)	(69,664)

Net property and equipment	81,970	83,571

Investments in joint ventures	2,405	2,311
Deferred financing fees, net	723	957

Total assets	$403,985	$374,146

Liabilities
Current portion of long-term debt	$4,901	$4,892
Accounts payable	63,820	63,680
Accrued payroll	7,850	16,778
Other accrued liabilities	14,016	10,338

Total current liabilities	90,587	95,688

Credit facility revolver	84,245	58,638
Term loans	27,741	29,212
Industrial revenue bonds	3,034	3,280

Total long-term debt	115,020	91,130

Deferred income taxes	10,635	10,803

Total liabilities	216,242	197,621

Shareholders’ Equity
Preferred stock	—	—
Common stock	104,852	103,252
Retained earnings	82,891	73,273

Total shareholders’ equity	187,743	176,525

Total liabilities and shareholders’ equity	$403,985	$374,146

The accompanying notes are an integral part of these balance sheets.

Olympic Steel, Inc.

Consolidated Statements of Operations
(in thousands, except per share and tonnage data)

	Three Months Ended
	March 31,
	2005	2004
	(unaudited)
Tons sold
Direct	313,888	330,095
Toll	45,965	55,049

	359,853	385,144

Net sales	$284,558	$187,033
Cost of materials sold	235,135	133,546

Gross profit	49,423	53,487

Operating expenses
Warehouse and processing	10,628	10,884
Administrative and general	9,273	9,677
Distribution	5,135	5,071
Selling	4,037	5,316
Occupancy	1,499	1,333
Depreciation	2,018	2,071
Asset impairment charge	—	300

Total operating expenses	32,590	34,652

Operating income	16,833	18,835
Income from joint ventures	243	78

Income before financing costs and income taxes	17,076	18,913
Interest and other expense on debt	1,308	1,418

Income before income taxes	15,768	17,495
Income tax provision	6,149	6,648

Net income	$9,619	$10,847

Earnings per share:
Net income per share — basic	$0.95	$1.12

Weighted average shares outstanding — basic	10,080	9,675

Net income per share — diluted	$0.92	$1.09

Weighted average shares outstanding — diluted	10,455	9,959

The accompanying notes are an integral part of these statements.

Olympic Steel, Inc.

Consolidated Statements of Cash Flows
For the Three Months Ended March 31,
(in thousands)

	2005	2004
	(unaudited)
Cash flows from (used for) operating activities:
Net income	$9,619	$10,847
Adjustments to reconcile net income to net cash from operating activities -
Depreciation and amortization	2,252	2,453
Income from joint ventures, net of distributions	(94)	(78)
Asset impairment charge	—	300
Loss on disposition of property and equipment	—	28
Long-term deferred income taxes	(168)	6,839

	11,609	20,389

Changes in working capital:
Accounts receivable	(34,175)	(25,818)
Inventories	4,965	(1,964)
Prepaid expenses and other	(377)	(1,046)
Accounts payable	140	3,299
Accrued payroll and other accrued liabilities	(4,643)	5,676

	(34,090)	(19,853)

Net cash from (used for) operating activities	(22,481)	536

Cash flows from (used for) investing activities:
Capital expenditures	(417)	(107)
Proceeds from disposition of property and equipment (net)	—	3

Net cash used for investing activities	(417)	(104)

Cash flows from (used for) financing activities:
Credit facility revolver borrowings, net	25,607	3,906
Scheduled repayments of long-term debt	(1,708)	(1,697)
Credit facility fees and expenses	—	(159)
Repayment of Officer note receivable	—	4
Proceeds from exercise of stock options and employee stock purchases	992	179

Net cash from financing activities	24,891	2,233

Cash:
Net increase	1,993	2,665
Beginning balance	4,684	3,087

Ending balance	$6,677	$5,752

The accompanying notes are an integral part of these statements.

Olympic Steel, Inc.

Notes to Consolidated Financial Statements
March 31, 2005

(1) Basis of Presentation:

The accompanying consolidated financial statements have been prepared from the financial records of Olympic Steel, Inc. and its wholly-owned subsidiaries (collectively Olympic or the Company), without audit and reflect all normal and recurring adjustments which are, in the opinion of management, necessary to fairly present the results of the interim periods covered by this report. Year-to-date results are not necessarily indicative of 2005 annual results and these financial statements should be read in conjunction with the Company’s 2004 Annual Report on Form 10-K. All significant intercompany transactions and balances have been eliminated in consolidation. Investments in the Company’s joint ventures are accounted for under the equity method.

(2) Accounts Receivable:

The Company maintained allowances for doubtful accounts and unissued credits of $3.9 million and $4.3 million at March 31, 2005 and December 31, 2004, respectively. The allowance for doubtful accounts is maintained at a level considered appropriate based on historical experience and specific customer collection issues that have been identified. Estimations are based upon a calculated percentage of accounts receivable, which remains fairly level from year to year, and judgments about the probable effects of economic conditions on certain customers, which can fluctuate significantly from year to year. The Company cannot guarantee that the rate of future credit losses will be similar to past experience. The Company considers all available information when assessing each quarter the adequacy of its allowance for doubtful accounts.

(3) Inventories:

Steel inventories consist of the following:

(in thousands)	March 31, 2005	December 31, 2004
Unprocessed	$136,563	$141,578
Processed and finished	44,596	44,546

Totals	$181,159	$186,124

(4) Investments in Joint Ventures:

The Company’s two joint ventures are Olympic Laser Processing, LLC (OLP), a company that processes laser welded steel sheet blanks for the automotive industry, and G.S.P., LLC (GSP), a certified Minority Business Enterprise company supporting the flat-rolled steel requirements of the automotive industry. As of March 31, 2005, Olympic guaranteed 50% of OLP’s $15.4 million and 49% of GSP’s $4.1 million of outstanding debt on a several basis.

The following table sets forth selected data for the Company’s OLP joint venture:

	For the Three Months
	Ended March 31,
Results of Operations:	2005	2004
(in thousands)
Net sales	$8,140	$8,208
Gross profit	3,470	3,153
Operating income	490	209
Net income	$301	$41

The Company records 50% of OLP’s net income or loss to its Consolidated Statements of Operations as “Income from Joint Ventures.”

The following table sets forth selected data for the Company’s GSP joint venture:

	For the Three Months
	Ended March 31,
Results of Operations:	2005	2004
(in thousands)
Net sales	$6,318	$2,860
Gross profit	692	461
Operating income	240	129
Net income	$189	$117

The Company records 49% of GSP’s net income or loss to its Consolidated Statements of Operations as “Income from Joint Ventures.”

(5) Debt:

In December 2002, the Company entered into a 3-year, $132 million secured bank-financing agreement (the Credit Facility) comprised of a revolver and two term loan components. The Credit Facility is collateralized by the Company’s accounts receivable, inventories, and substantially all property and equipment. Revolver borrowings are limited to the lesser of a borrowing base, comprised of eligible receivables and inventories or, effective with a March 2005 amendment to the Credit Facility, $130 million in the aggregate. On June 30, 2005, the maximum amount that can be borrowed under the revolver will be reduced to $110 million, as the Company expects its total debt to decrease during the remainder of 2005. The Company has the option to borrow based on the agent’s base rate or Eurodollar Rates (EURO) plus a premium. The Company incurred $2.2 million of closing fees and expenses in connection with this Credit Facility and also incurred $1 million of subsequent bank amendment and waiver fees, all of which have been capitalized and included in “Deferred Financing Fees, Net” on the accompanying consolidated balance sheets. These fees and expenses are being amortized to “Interest and Other Expense on Debt.” In May 2004, the maturity of the Credit Facility was extended through December 15, 2006.

The Company’s effective borrowing rate inclusive of deferred financing fees for the first three months of 2005 was 5.3% compared to 6.0% for the comparable period in 2004.

The Credit Facility requires the Company to comply with various covenants, the most significant of which include: (i) minimum availability of $10 million, tested monthly, (ii) a minimum fixed charge coverage ratio of 1.25, and a maximum leverage ratio of 1.75, which are tested quarterly, (iii) restrictions on additional indebtedness, and (iv) limitations on capital expenditures. At March 31, 2005, the Company had $37.4 million of availability under its Credit Facility and was in compliance with its covenants.

Included in the Credit Facility revolver balances on the accompanying consolidated balance sheets are $5.9 million and $9.1 million of checks issued by the Company that have not cleared the bank as of March 31, 2005 and December 31, 2004, respectively.

(6)	Discontinued Operations:

In 2002, the Company closed its unprofitable tube processing operation (Tubing) in Cleveland, Ohio. In accordance with Statement of Financial Accounting Standards No. 144 (SFAS No. 144), “Accounting for the Impairment or Disposal of Long-Lived Assets,” Tubing was accounted for as a discontinued operation and its assets were written down to their estimated fair value less costs to sell. The accompanying Consolidated Statements of Operations reflects a $300 thousand asset impairment charge in 2004 which reduced the carrying value of the assets held for sale to its then estimated fair value of $337 thousand. The assets were subsequently sold in the third quarter of 2004 for $150 thousand.

(7) Shares Outstanding and Earnings Per Share:

Earnings per share have been calculated based on the weighted average number of shares outstanding as set forth below:

	For the Three Months
	Ended March 31,
	2005	2004
(in thousands, except per share data)
Weighted average shares outstanding	10,080	9,675
Assumed exercise of stock options	375	284

Weighted average diluted shares	10,455	9,959

Net income	$9,619	$10,847

Basic earnings per share	$0.95	$1.12

Diluted earnings per share	$0.92	$1.09

(8) Stock Options:

At March 31, 2005, stock options to purchase 784,839 shares were outstanding, of which 559,006 were exercisable at prices ranging from $1.97 to $15.50 per share, none of which were anti-dilutive.

Statement of Financial Accounting Standards No. 123 (SFAS No. 123), “Accounting for Stock-Based Compensation,” encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock.

If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date under SFAS No. 123, net income and earnings per share would have been reduced by the amounts shown below:

	For the Three Months
	Ended March 31,
	2005	2004
(in thousands, except per share data)
Net income, as reported	$9,619	$10,847
Pro forma expense, net of tax	(81)	(67)

Pro forma net income	$9,538	$10,780

Basic net income per share:
As reported	$0.95	$1.12

Pro forma	$0.95	$1.11

Diluted earnings per share:
As reported	$0.92	$1.09

Pro forma	$0.91	$1.08

(9) Supplemental Cash Flow Information:

Interest paid totaled $1.3 million for both the first quarter of 2005 and the first quarter of 2004. Taxes paid during the first three months of 2005 and 2004 totaled $2.3 million and $0, respectively.

(10) Impact of Recently Issued Accounting Pronouncements:

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 151 (SFAS No. 151), “Inventory Costs – an amendment of ARB No. 43, Chapter 4” which clarifies that abnormal amounts of idle facility expenses, freight, handling costs and wasted materials (spoilage) should be recognized as current period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 is not expected to have a material impact on our financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123-R (SFAS No. 123-R). SFAS No. 123-R establishes standards for accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those securities. SFAS No. 123-R also requires an entity to recognize the cost of employee services received in share-based payment transactions, thereby reflecting the economic consequences of those transactions in the financial statements. SFAS No. 123-R applies to all awards granted on or after July 1, 2005, and to awards modified, vested, repurchased, or canceled after that date. In April 2005, the FASB delayed the effective date of SFAS No. 123-R, so that it applies to our annual period beginning on January 1, 2006. Due to the relatively few number of stock options vesting after the effective date, SFAS No. 123-R is not expected to have a significant impact on our financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

For further information regarding the accounting policies that we believe to be critical accounting policies and that affect our more significant judgments and estimates used in preparing our consolidated financials statements see our Annual Report on Form 10-K for the period ended December 31, 2004.

Overview

Our results of operations are affected by numerous external factors, such as general and global business, economic and political conditions, competition, steel pricing and availability, energy prices, pricing and availability of raw materials used in the production of steel, customer demand for steel and their ability to manage their credit line availability and layoffs or work stoppages by suppliers’ or customers’ personnel.

We sell a broad range of products, many of which have different gross profits and margins. Products that have more value-added processing generally have a greater gross profit and higher margins. Accordingly, our overall gross profit is affected by, among other things, product mix, the amount of processing performed, the availability of steel, volatility in selling prices and material purchase costs. We also perform toll processing of customer-owned steel, the majority of which is performed in our Detroit and Georgia operations.

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

We sell certain products internationally. All international sales and payments are made in United States dollars. Recent international sales have been immaterial to our consolidated financial results.

In 2002, we closed our unprofitable tube processing operation (Tubing) in Cleveland, Ohio. In accordance with Statement of Financial Accounting Standards No. 144 (SFAS No. 144), “Accounting for the Impairment or Disposal of Long-Lived Assets,” Tubing was accounted for as a discontinued operation and its assets were written down to their estimated fair value less costs to sell. The accompanying Consolidated Statements of Operations reflects a $300 thousand asset impairment charge which reduced the carrying value of the assets held for sale to its then estimated fair value of $337 thousand. The assets were subsequently sold in the third quarter of 2004 for $150 thousand.

We have four collective bargaining agreements covering approximately 205 employees at our Minneapolis and Detroit facilities. A collective bargaining agreement for employees at our Minneapolis coil facility expires on September 30, 2005 and agreements covering other Detroit and Minneapolis employees expire in 2006 and subsequent years. We have never experienced a work stoppage and we believe that our relationship with our employees is good. However, any prolonged work stoppages by our personnel represented by collective bargaining units could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Results of Operations

Tons sold decreased 6.6% to 360 thousand in the first quarter of 2005 from 385 thousand in the first quarter of 2004. Tons sold in the first quarter of 2005 included 314 thousand from direct sales and 46 thousand from toll processing, compared with 330 thousand direct tons and 55 thousand toll tons in the comparable period of last year. The decrease in tons sold for the first three months of 2005 was primarily attributable to reduced tolling sales to domestic automotive customers and reduced direct sales to other service centers. We expect demand to remain good in most markets in the second quarter of 2005, with exception of the domestic automotive sector and service centers.

Net sales increased 52.1% to $284.6 million in the first quarter of 2005 from $187.0 million in the first quarter of 2004. Average selling prices for the first quarter of 2005 increased 62.8% from last year’s first quarter and remained flat from the fourth quarter of 2004. Due to the higher levels of inventory held by steel service centers and end-use customers, we believe competitive pressures in the spot market will likely cause average selling prices to decline in the second quarter of 2005, as the market price of carbon flat-rolled steel is expected to continue to decline.

As a percentage of net sales, gross profit decreased to 17.4% in the first quarter of 2005 from 28.6% in the first quarter of 2004. Gross profit per ton totaled $137 and $139 for the three months ended March 31, 2005 and 2004, respectively. As the base price of steel declines, we expect to continue to face competitive pressures to reduce our current selling price. We anticipate further compression of our gross margin percentages and gross margin dollars generated per ton in the second quarter.

Operating expenses in the first quarter of 2005 decreased 6.0% to $32.6 million from $34.7 million in last year’s first quarter. The operating expense decreases are primarily the result of lower variable incentive compensation for the first three months of 2005. As a percentage of net sales, operating expenses decreased to 11.5% for the first quarter of 2005 from 18.5% in the comparable 2004 period.

Income from joint ventures totaled $243 thousand in the first quarter of 2005 compared with $78 thousand in the first quarter of 2004.

Financing costs in the first quarter of 2005 decreased to $1.3 million from $1.4 million in the first quarter of 2004. Our effective borrowing rate inclusive of deferred financing fees for the first three months of 2005 was 5.3% compared to 6.0% in the first quarter of 2004. We have the option to borrow based on the agent bank’s base rate or Eurodollar Rate (EURO) plus a premium. Effective borrowing rates primarily decreased as a result of lower amortization of financing fees. We expect market interest rates to increase during the remainder of 2005.

For the first quarter of 2005, income before income taxes totaled $15.8 million compared to $17.5 million in the first quarter of 2004. An income tax provision using an effective tax rate of 39.0% was recorded for the first quarter of 2005 compared to a tax provision using an effective tax rate of 38.0% recorded for the first quarter of 2004. We are currently reviewing the impact of the potential manufacturing deduction provided by The American Jobs Creation Act of 2004. The application of the manufacturing deduction could result in a slightly lower effective tax rate during the remainder of 2005. Taxes paid in the first quarter of 2005 and 2004 totaled $2.3 million and $0, respectively.

Net income for the first quarter of 2005 totaled $9.6 million or $.92 per diluted share, compared to net income of $10.8 million or $1.09 per diluted share for the first quarter of 2004.

Liquidity and Capital Resources

Our principal capital requirements are to fund working capital needs, the purchase and upgrading of processing equipment and facilities, and investments in joint ventures. We use cash generated from operations, leasing transactions, and our credit facility to fund these requirements.

Working capital at March 31, 2005 increased $36.7 million from the end of the prior year. The increase was primarily attributable to a $34.2 million increase in accounts receivables. The increase in accounts receivable is a result of an increase in first quarter 2005 sales from the fourth quarter of 2004. Historically, accounts receivable levels have been their lowest at the end of the year.

Net cash used for operating activities totaled $22.5 million for the three months ended March 31, 2005. Cash generated from earnings before non-cash items totaled $11.6 million, while cash used for working capital components totaled $34.1 million. The increases in accounts receivable resulted in a significant use of working capital.

During the first three months of 2005, net cash used for investing activities totaled $417 thousand which consisted of capital spending. We do not expect to make significant capital expenditures during the remainder of the year. We anticipate adding new laser processing equipment during the second quarter of 2005, which we expect will be financed through operating leases.

Net cash generated from financing activities during the first three months of 2005 totaled $24.9 million and primarily consisted of borrowings on our revolving credit agreement and proceeds from the exercise of stock options, offset by scheduled term debt repayments.

In December 2002, we entered in to a 3-year, $132 million secured bank-financing agreement (the Credit Facility) which significantly reduced our financing costs. The Credit Facility is comprised of a revolver and two term loan components. The Credit Facility is collateralized by our accounts receivable, inventories, and substantially all property and equipment. Revolver borrowings are limited to the lesser of a borrowing base, comprised of eligible receivables and inventories or, effective with a March 2005 amendment to the Credit Facility, $130 million in the aggregate. On June 30, 2005, the maximum amount that can be borrowed under our revolver will be reduced to $110 million, as we expect our total debt to decrease during the remainder of 2005. We incurred $2.2 million of closing fees and expenses in connection with the Credit Facility and also incurred $1 million of subsequent bank amendment and waiver fees, all of which have been capitalized and included in “Deferred Financing Fees, Net” on the accompanying consolidated balance sheets. These fees and expenses are being amortized to interest and other expense. Monthly principal payments of $367 thousand commenced on February 1, 2003 for the term loan components of the Credit Facility. In May 2004, the maturity of the Credit Facility was extended through December 15, 2006.

The Credit Facility requires us to comply with various covenants, the most significant of which include: (i) minimum availability of $10 million, tested monthly, (ii) a minimum fixed charge coverage ratio of 1.25, and a maximum leverage ratio of 1.75, which are tested quarterly, (iii) restrictions on additional indebtedness, and (iv) limitations on capital expenditures. At March 31, 2005, we had $37.4 million of availability under our Credit Facility and we were in compliance with our covenants.

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

Forward-Looking Information

This document contains various forward-looking statements and information that are based on management’s beliefs as well as assumptions made by and information currently available to management. When used in this documents, the words “anticipate,” “expect,” “believe,” “estimate,” “project,” “plan” and similar expressions are intended to identify forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks, uncertainties and assumptions including, but not limited to:

•	general and global business, economic and political conditions;

•	competitive factors such as availability and pricing of steel, industry inventory levels and rapid fluctuations in customer demand and pricing;

•	the cyclicality and volatility within the steel industry;

•	the ability of customers (especially in the automotive industry) to maintain their credit availability;

•	layoffs or work stoppages by our own or our suppliers’ or customers’ personnel;

•	equipment malfunctions or installation delays;

•	the successes of our strategic efforts and initiatives to increase sales volumes, improve cash flows and reduce debt, maintain or improve inventory turns and reduce costs;

•	the successes of our joint ventures;

•	the adequacy of our information technology and business system software; and

•	customer, supplier, and competitor consolidation or insolvency.

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

Item 3. Qualitative and Quantitative Disclosure About Market Risk

During 2004, steel producers were significantly impacted by a shortage of raw materials, rising raw material prices, increased product demand, producer consolidation and longer lead time requirements. These conditions resulted in unprecedented cost increases and translated into higher gross profit dollars and margins. During 2004, we were able to pass on to our customers producers’ price increases and surcharges. The base price of carbon flat-rolled steel has been declining since September 2004. This decline has reduced our gross profit margin percentages to levels which are lower than our historical levels; however, the gross margin dollars generated per ton remain high by historic measures. Higher levels of inventory at steel service centers and end-use customers have caused competitive pressures which have compressed gross margin percentages in the first quarter of 2005. These conditions are expected to continue during the second quarter of 2005.

Approximately 11% of our net sales in the first quarter of 2005 were directly to automotive manufacturers or manufacturers of automotive components and parts. The automotive industry experiences significant fluctuations in demand based on numerous factors such as general economic conditions and consumer confidence. The automotive industry is also subject, from time to time, to labor work stoppages. Certain customers in this industry also represent an increasing credit risk.

We are exposed to the impact of interest rate changes and fluctuating steel prices. We have not entered into any interest rate or steel commodity hedge transactions for speculative purposes or otherwise.

Inflation generally affects us by increasing the cost of employee wages and benefits, transportation services, processing equipment, purchased steel, energy and borrowings under our credit facility. General inflation has not had a material effect on our financial results during the past two years. When raw material prices increase, competitive conditions will influence how much of the steel price increase can be passed on to our customers. When raw material prices decline, customer demands for lower costed product result in lower selling prices. Declining steel prices have generally adversely affected our net sales and net income, while increasing steel prices favorably affect net sales and net income.

Our primary interest rate risk exposure results from variable rate debt. If interest rates in the future were to increase 100 basis points (1.0%) from March 31, 2005 rates, and assuming no changes in total debt from March 31, 2005 levels, the additional annual interest expense to us would be approximately $1.2 million. We currently do not hedge our exposure to variable interest rate risk. However, we have the option to enter into 30 to 180 day fixed base rate EURO loans under the credit facility.

Item 4. Controls and Procedures

We have evaluated the effectiveness of the design and operations of our disclosure controls and procedures as of March 31, 2005. These disclosure controls and procedures are the controls and other procedures that were designed to ensure that information required to be disclosed in reports that are filed with or submitted to the SEC is: (i) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures; and (ii) recorded, processed, summarized and reported within the time periods specified in applicable law and regulations. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2005, our disclosure controls and procedures were effective.

There were no changes in our internal controls over financial reporting that occurred during the first quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 6. Exhibits

Exhibit 31.1 – Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 – Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 – Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2 – Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

OLYMPIC STEEL, INC.
(Registrant)

Date: May 9, 2005	By:	/s/ Michael D. Siegal

Michael D. Siegal
Chairman of the Board and Chief
Executive Officer

	By:	/s/ Richard T. Marabito

Richard T. Marabito
Chief Financial Officer
(Principal Accounting Officer)