Form 10-Q
period 2005-06-30
OLYMPIC STEEL INC
filed 2005-08-08
CIK 917470

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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
Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑ No ☐
Indicate the number of shares of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 5, 2005

Common stock, without par value	10,152,094

Olympic Steel, Inc.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
Olympic Steel, Inc.
Consolidated Balance Sheets
(in thousands)

	June 30,	December 31,
	2005	2004
	(unaudited)
Assets
Cash	$4,070	$4,684
Accounts receivable, net	104,940	93,336
Inventories	143,862	186,124
Prepaid expenses and other	4,322	3,163

Total current assets	257,194	287,307

Property and equipment, at cost	154,120	153,235
Accumulated depreciation	(73,694)	(69,664)

Net property and equipment	80,426	83,571

Investments in joint ventures	2,601	2,311
Deferred financing fees, net	489	957

Total assets	$340,710	$374,146

Liabilities
Current portion of long-term debt	$4,907	$4,892
Accounts payable	43,002	63,680
Accrued payroll	6,201	16,778
Other accrued liabilities	7,569	10,338

Total current liabilities	61,679	95,688

Credit facility revolver	48,178	58,638
Term loans	26,637	29,212
Industrial revenue bonds	2,908	3,280

Total long-term debt	77,723	91,130

Deferred income taxes	10,474	10,803

Total liabilities	149,876	197,621

Shareholders’ Equity
Preferred stock	—	—
Common stock	104,939	103,252
Retained earnings	85,895	73,273

Total shareholders’ equity	190,834	176,525

Total liabilities and shareholders’ equity	$340,710	$374,146

The accompanying notes are an integral part of these balance sheets.

Olympic Steel, Inc.
Consolidated Statements of Operations
(in thousands, except per share and tonnage data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(unaudited)		(unaudited)
Tons sold

Direct	270,628	292,973	584,516	623,068
Toll	48,018	51,096	93,983	106,145

	318,646	344,069	678,499	729,213

Net sales	$241,482	$222,773	$526,040	$409,806
Cost of materials sold, exclusive of depreciation	205,483	152,247	440,618	285,793

Gross profit	35,999	70,526	85,422	124,013
Operating expenses
Warehouse and processing	10,064	11,425	20,692	22,309
Administrative and general	7,044	13,360	16,317	23,037
Distribution	5,024	4,711	10,159	9,782
Selling	4,761	5,764	8,798	11,080
Occupancy	1,139	1,256	2,638	2,589
Depreciation	2,030	2,076	4,048	4,147
Asset impairment charge	—	187	—	487

Total operating expenses	30,062	38,779	62,652	73,431

Operating income	5,937	31,747	22,770	50,582
Income from joint ventures	200	94	443	172

Income before financing costs and income taxes	6,137	31,841	23,213	50,754
Interest and other expense on debt	1,380	1,027	2,688	2,445

Income before income taxes	4,757	30,814	20,525	48,309
Income tax provision	1,753	12,314	7,902	18,962

Net income	$3,004	$18,500	$12,623	$29,347

Earnings per share:
Net income per share — basic	$0.30	$1.89	$1.25	$3.01

Weighted average shares outstanding — basic	10,148	9,794	10,114	9,734

Net income per share — diluted	$0.29	$1.82	$1.21	$2.90

Weighted average shares outstanding — diluted	10,436	10,182	10,447	10,108

The accompanying notes are an integral part of these statements.

Olympic Steel, Inc.
Consolidated Statements of Cash Flows
For the Six Months Ended June 30,
(in thousands)

	2005	2004
	(unaudited)
Cash flows from (used for) operating activities:
Net income	$12,623	$29,347
Adjustments to reconcile net income to net cash from operating activities -
Depreciation and amortization	4,515	4,910
Income from joint ventures, net of distributions	(290)	(172)
Asset impairment charge	—	487
Loss on disposition of property and equipment	3	28
Long-term deferred income taxes	(329)	7,980

	16,522	42,580

Changes in working capital:
Accounts receivable	(11,604)	(41,110)
Inventories	42,262	(39,735)
Prepaid expenses and other	(1,159)	1,194
Accounts payable	(20,678)	28,966
Accrued payroll and other	(12,700)	18,429

	(3,879)	(32,256)

Net cash from operating activities	12,643	10,324

Cash flows from (used for) investing activities:
Capital expenditures	(906)	(1,065)
Net proceeds from disposition of property and equipment	—	3

Net cash used for investing activities	(906)	(1,062)

Cash flows from (used for) financing activities:
Credit facility revolver repayments, net	(10,460)	(4,495)
Scheduled repayments of long-term debt	(2,932)	(2,915)
Credit facility fees and expenses	—	(318)
Proceeds from exercise of stock options and employee stock purchases	1,041	1,049

Net cash used for financing activities	(12,351)	(6,679)

Cash:
Net change	(614)	2,583
Beginning balance	4,684	3,087

Ending balance	$4,070	$5,670

The accompanying notes are an integral part of these statements.

Olympic Steel, Inc.
Notes to Consolidated Financial Statements
June 30, 2005
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
(2) Accounts Receivable:
The Company maintained allowances for doubtful accounts and unissued credits of $4.1 million and $4.3 million at June 30, 2005 and December 31, 2004, respectively. The allowance for doubtful accounts is maintained at a level considered appropriate based on historical experience and specific customer collection issues that have been identified. Estimations are based upon a calculated percentage of accounts receivable, which remains fairly level from year to year, and judgments about the probable effects of economic conditions on certain customers, which can fluctuate significantly from year to year. The Company cannot guarantee that the rate of future credit losses will be similar to past experience. The Company considers all available information when assessing each quarter the adequacy of its allowance for doubtful accounts.

(3) Inventories:
Steel inventories consist of the following:

(in thousands)	June 30, 2005	December 31, 2004
Unprocessed	$109,648	$141,578
Processed and finished	34,214	44,546

Totals	$143,862	$186,124

(4)	Investments in Joint Ventures:
The Company’s two joint ventures are Olympic Laser Processing, LLC (OLP), a company that processes laser welded steel sheet blanks for the automotive industry, and G.S.P., LLC (GSP), a certified Minority Business Enterprise company supporting the flat-rolled steel requirements of the automotive industry. As of June 30, 2005, Olympic guaranteed 50% of OLP’s $14.5 million and 49% of GSP’s $4.1 million of outstanding debt on a several basis.
The following table sets forth selected data for the Company’s OLP joint venture:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
Results of Operations:	2005	2004	2005	2004
(in thousands)
Net sales	$8,731	$8,067	$16,871	$16,275
Gross profit	3,300	3,221	6,770	6,374
Operating income (loss)	722	(29)	1,212	180
Net income (loss)	$549	$(192)	$850	$(151)
The Company records 50% of OLP’s net income or loss to its Consolidated Statements of Operations as “Income from Joint Ventures.”

The following table sets forth selected data for the Company’s GSP joint venture:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
Results of Operations:	2005	2004	2005	2004
(in thousands)
Net sales	$6,452	$3,777	$12,769	$6,637
Gross profit	326	800	1,018	1,261
Operating income (loss)	(100)	404	140	533
Net income (loss)	$(152)	$387	$37	$504
The Company records 49% of GSP’s net income or loss to its Consolidated Statements of Operations as “Income from Joint Ventures.”
(5) Debt:
The Company’s secured bank-financing agreement (the Credit Facility) is comprised of a revolver and two term loan components. The Credit Facility is collateralized by the Company’s accounts receivable, inventories, and substantially all of the property and equipment. Revolver borrowings are limited to the lesser of a borrowing base, comprised of eligible receivables and inventories, or $110 million in the aggregate. In June 2005, the Company entered into an amendment of the Credit Facility which: (i) extended the maturity date of the existing Credit Facility from December 15, 2006 to December 15, 2008; and (ii) added a $25 million accordion feature to the revolver portion of the Credit Facility which allows the Company to add up to $25 million of availability at a future date. The Company has the option to borrow based on the agent’s base rate or Eurodollar Rates (EURO) plus a premium.
In December 2002, the Company incurred $2.2 million of closing fees and expenses in connection with the origination of this Credit Facility and also incurred $1 million of subsequent bank amendment and waiver fees, all of which have been capitalized and included in “Deferred Financing Fees, Net” on the accompanying consolidated balance sheets. These fees and expenses are being amortized to “Interest and Other Expense on Debt.”

The Company’s effective borrowing rate, inclusive of deferred financing fees, for the first six months of 2005 was 5.6% compared to 5.8% for the comparable period in 2004.
The Credit Facility requires the Company to comply with various covenants, the most significant of which include: (i) minimum availability of $10 million, tested monthly, (ii) a minimum fixed charge coverage ratio of 1.25, and a maximum leverage ratio of 1.75, which are tested quarterly, (iii) restrictions on additional indebtedness, and (iv) limitations on capital expenditures. At June 30, 2005, the Company had $61.0 million of availability under its Credit Facility and was in compliance with its covenants.
Included in the Credit Facility revolver balances on the accompanying consolidated balance sheets are $8.6 million and $9.1 million of checks issued by the Company that have not cleared the bank as of June 30, 2005 and December 31, 2004, respectively.
(6) Discontinued Operations:
In 2002, the Company closed its unprofitable tube processing operation (Tubing) in Cleveland, Ohio. In accordance with Statement of Financial Accounting Standards No. 144 (SFAS No. 144), “Accounting for the Impairment or Disposal of Long-Lived Assets,” Tubing was accounted for as a discontinued operation and its assets were written down to their estimated fair value less costs to sell. The accompanying Consolidated Statements of Operations reflects a $487 thousand asset impairment charge in 2004 which reduced the carrying value of the assets held for sale to its then estimated fair value of $150 thousand. The assets were sold in the third quarter of 2004 for $150 thousand.

(7) Shares Outstanding and Earnings Per Share:
Earnings per share have been calculated based on the weighted average number of shares outstanding as set forth below:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
(in thousands, except per share data)
Weighted average shares outstanding	10,148	9,794	10,114	9,734
Assumed exercise of stock options	288	388	333	374

Weighted average diluted shares	10,436	10,182	10,447	10,108

Net income	$3,004	$18,500	$12,623	$29,347

Basic earnings per share	$0.30	$1.89	$1.25	$3.01

Diluted earnings per share	$0.29	$1.82	$1.21	$2.90

(8) Stock Options:
At June 30, 2005, stock options to purchase 756,512 shares were outstanding, of which 637,179 were exercisable at prices ranging from $1.97 to $15.50 per share, none of which were anti-dilutive.
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

If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date under SFAS No. 123, net income and earnings per share would have been reduced by the amounts shown below:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
(in thousands, except per share data)
Net income, as reported	$3,004	$18,500	$12,623	$29,347
Pro forma expense, net of tax	(264)	(658)	(346)	(725)

Pro forma net income	$2,740	$17,842	$12,277	$28,622

Basic net income per share:
As reported	$0.30	$1.89	$1.25	$3.01

Pro forma	$0.27	$1.83	$1.21	$2.94

Diluted earnings per share:
As reported	$0.29	$1.82	$1.21	$2.90

Pro forma	$0.26	$1.75	$1.18	$2.83

(9) Supplemental Cash Flow Information:
Interest paid during the first six months of 2005 and 2004 totaled $2.1 million and $2.0 million, respectively. Taxes paid during the first six months of 2005 and 2004 totaled $10.0 million and $4.2 million, respectively.

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
For further information regarding the accounting policies that we believe to be critical accounting policies and that affect our more significant judgments and estimates used in preparing our consolidated financials statements, see our Annual Report on Form 10-K for the period ended December 31, 2004.
Overview
Our results of operations are affected by numerous external factors, such as general and global business, economic and political conditions, competition, steel pricing and availability, energy prices, pricing and availability of raw materials used in the production of steel, customer demand for steel and their ability to manage their credit line availability and layoffs or work stoppages by our own, our suppliers’ or our customers’ personnel.
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
In 2002, we closed our unprofitable tube processing operation (Tubing) in Cleveland, Ohio. In accordance with Statement of Financial Accounting Standards No. 144 (SFAS No. 144), “Accounting for the Impairment or Disposal of Long-Lived Assets,” Tubing was accounted for as a discontinued operation and its assets were written down to their estimated fair value less costs to sell. The accompanying Consolidated Statements of Operations reflects a $487 thousand asset impairment charge which reduced the carrying value of the assets held for sale to its then estimated fair value of $150 thousand. The assets were sold in the third quarter of 2004 for $150 thousand.
We have four collective bargaining agreements covering approximately 185 employees at our Minneapolis and Detroit facilities. A collective bargaining agreement for employees at our Minneapolis coil facility expires on September 30, 2005 and agreements covering other Detroit and Minneapolis employees expire in 2006 and subsequent years. We have never experienced a work stoppage and we believe that our relationship with our employees is good. However, any prolonged work stoppages by our personnel represented by collective bargaining units could have a material adverse effect on our business, financial condition, results of operations or cash flows.
Results of Operations
Tons sold decreased 7.4% to 319 thousand in the second quarter of 2005 from 344 thousand in the second quarter of 2004. Tons sold in the second quarter of 2005 included 271 thousand from direct sales and 48 thousand from toll processing, compared with 293 thousand direct tons and 51 thousand toll tons in the comparable period of last year. Tons sold in the first six months of 2005 decreased 7.0% to 679 thousand from 729 thousand last year. Tons sold in the first six months included 585 thousand from direct sales and 94 thousand from toll processing, compared with 623 thousand direct tons and 106 thousand toll tons in the comparable period of last year. The decreases in tons sold for the 2005 periods were primarily attributable to reduced sales to automotive customers, reduced sales to other service centers and lower overall demand across most sectors in 2005 when compared to 2004. We expect third quarter tons sold to be less than second quarter tons sold due to normal seasonal closings and production declines of certain automotive and manufacturing customers.
Net sales increased 8.4% to $241.5 million in the second quarter of 2005 from $222.8 million in the second quarter of 2004. For the first six months of 2005, net sales increased 28.4% to $526.0 million from $409.8 million. Average selling prices for the second quarter of 2005 increased 17.1% from last year’s second quarter, but decreased 4.2% from the first quarter of 2005. Higher levels of inventory held by steel service centers and end-use customers have led to competitive pressures and have reduced selling prices during the second quarter of 2005. We expect competitive pressures on selling price to continue in the third quarter of 2005.
As a percentage of net sales, gross profit (exclusive of depreciation) decreased to 14.9% in the second quarter of 2005 from 31.7% in the second quarter of 2004. For the first six months of 2005, gross profit decreased to 16.2% from 30.3% in the comparable 2004 period. As the base price of steel declined, competitive pressures resulted in lower current selling prices and gross margin percentages during the first six months of 2005. We expect gross margin levels in the third quarter of 2005 to be comparable to the second quarter of 2005.
Operating expenses in the second quarter of 2005 decreased 22.5% to $30.1 million from $38.8 million in last year’s second quarter. For the first six months of 2005, operating expenses decreased 14.7% to $62.7 million from $73.4 million in the comparable 2004 period. The decrease in operating expenses is primarily the result of lower variable compensation for the first six months of 2005. As a percentage of net sales, operating expenses decreased to 12.4% for the second quarter of 2005 from 17.4% in the comparable 2004 period. For the first six months of 2005, operating expenses decreased to 11.9% of net sales from 17.9% in the last year’s comparable period. Our 2005 second quarter results included an after-tax bad debt charge of $1.1 million, or $.10 per diluted share, related to receivables from two customers that filed for bankruptcy protection in June 2005.

Income from joint ventures totaled $200 thousand in the second quarter of 2005, compared to $94 thousand in the second quarter of 2004. For the first six months of 2005, income from joint ventures totaled $443 thousand compared to $172 thousand in 2004.
Financing costs totaled $1.4 million for the second quarter of 2005 compared to $1.0 million for the second quarter of 2004. For the first six months of 2005, financing costs increased to $2.7 million from $2.4 million in 2004. Our effective borrowing rate, inclusive of deferred financing fees, for the first six months of 2005 was 5.6% compared to 5.8% in 2004. We have the option to borrow based on the agent bank’s base rate or Eurodollar Rate (EURO) plus a premium. We expect market interest rates to increase during the remainder of 2005.
For the second quarter of 2005, income before income taxes totaled $4.8 million compared to $30.8 million in the second quarter of 2004. An income tax provision of 36.9% was recorded for the second quarter of 2005, compared to a provision of 40% for the second quarter of 2004. For the first six months of 2005, we reported income before taxes of $20.5 million compared to $48.3 million for the first six months of 2004. An income tax provision of 38.5% was recorded during the first six months of 2005 compared to a 39.3% provision recorded during the comparable 2004 period. The effective tax rate decreased in 2005 due to our estimated benefit of the manufacturing deduction provided by The American Jobs Creation Act of 2004. We expect the effective tax rate to approximate 38.5% for the remainder of 2005. Taxes paid totaled $7.8 million and $4.1 million for the second quarter of 2005 and 2004, respectively. Taxes paid during the first six months of 2005 totaled $10.0 million compared to $4.1 million for the comparable 2004 period. Taxes paid in 2005 are higher than 2004 as substantially all net operating loss carryforwards were utilized during the first six months of 2004.
Net income for the second quarter of 2005 totaled $3.0 million or $.29 per diluted share, compared to net income of $18.5 million or $1.82 per diluted share for the second quarter of 2004. Net income for the first six months of 2005 totaled $12.6 million or $1.21 per diluted share, compared to $29.3 million or $2.90 per diluted share in the first six months of 2004.

Liquidity and Capital Resources
Our principal capital requirements include funding working capital needs, purchasing and upgrading processing equipment and facilities, and investing in joint ventures. We use cash generated from operations, leasing transactions, and our credit facility to fund these requirements.
Working capital at June 30, 2005 increased $3.9 million from the end of the prior year. Significant working capital changes included a $42.3 million decrease in inventories from December 31, 2004, a $11.6 million increase in accounts receivable, and decreases of $20.7 million in accounts payable and $13.3 million in accrued payroll and accrued liabilities.
Net cash from operating activities totaled $12.6 million for the six months ended June 30, 2005. Cash generated from earnings before non-cash items totaled $16.5 million, while cash used for working capital components totaled $3.9 million. Decreases in steel pricing and the reduction in our inventory levels have resulted in significant decreases in inventories and accounts payable. We expect working capital levels to further decline during the third quarter of 2005, as lower pricing will result in further reductions of accounts receivable, inventories and accounts payable.
During the first six months of 2005, net cash used for investing activities totaled $0.9 million, which consisted of capital spending. We do not expect to make significant capital expenditures during the remainder of the year. We anticipate adding new laser processing equipment during the remainder of 2005, which we expect will be financed through operating leases.
Net cash used for financing activities during the first six months of 2005 totaled $12.4 million and primarily consisted of scheduled principal repayments under our debt agreements and reduced borrowings under our revolving credit line, offset by proceeds from the exercise of stock options. We expect our total borrowings to further decline during the third quarter of 2005.
Our secured bank-financing agreement (the Credit Facility) is comprised of a revolver and two term loan components. The Credit Facility is collateralized by our accounts receivable, inventories, and substantially all of our property and equipment. Revolver borrowings are limited to the lesser of a borrowing base, comprised of eligible receivables and inventories, or $110 million in the aggregate. In June 2005, we entered into an amendment of the Credit Facility which: (i) extended the maturity of the existing Credit Facility from December 15, 2006 to

December 15, 2008; and (ii) added a $25 million accordion feature to the revolver portion of the Credit Facility which allows us to add up to $25 million of availability at a future date.
In December 2002, we incurred $2.2 million of closing fees and expenses in connection with the origination of the Credit Facility and also incurred $1 million of subsequent bank amendment and waiver fees, all of which have been capitalized and included in “Deferred Financing Fees, Net” on the accompanying consolidated balance sheets. These fees and expenses are being amortized to interest and other expense on debt. Monthly principal payments of $367 thousand commenced on February 1, 2003 for the term loan components of the Credit Facility.
The Credit Facility requires us to comply with various covenants, the most significant of which include: (i) minimum availability of $10 million, tested monthly, (ii) a minimum fixed charge coverage ratio of 1.25, and a maximum leverage ratio of 1.75, which are tested quarterly, (iii) restrictions on additional indebtedness, and (iv) limitations on capital expenditures. At June 30, 2005, we had $61.0 million of availability under our Credit Facility and we were in compliance with our covenants.
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

Item 3. Qualitative and Quantitative Disclosure About Market Risk
During 2004, steel producers were significantly impacted by a shortage of raw materials, rising raw material prices, increased product demand, producer consolidation and longer lead time requirements. These conditions resulted in unprecedented cost increases and translated into higher gross profit dollars and margin percentages. During 2004, we were able to pass producers’ price increases and surcharges on to our customers. The base price of carbon flat-rolled steel has been declining since September 2004. This decline has reduced our gross profit margin percentages to levels which are lower than our historical levels. Higher levels of inventory at steel service centers and end-use customers have caused competitive pressures which have compressed gross margin percentages in the first half of 2005. Based on industry statistics, there was a meaningful decrease in service center inventory levels in June 2005. We believe that the continuation of this inventory correction may allow margin pressures to subside by later this year.
Approximately 12% of our net sales in the first half of 2005 were directly to automotive manufacturers or manufacturers of automotive components and parts. The automotive industry experiences significant fluctuations in demand based on numerous factors such as general economic conditions and consumer confidence. The automotive industry is also subject, from time to time, to labor work stoppages. Certain customers in this industry also represent an increasing credit risk.
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

Our primary interest rate risk exposure results from variable rate debt. If interest rates in the future were to increase 100 basis points (1.0%) from June 30, 2005 rates, and assuming no changes in total debt from June 30, 2005 levels, the additional annual interest expense to us would be approximately $792 thousand. We currently do not hedge our exposure to variable interest rate risk. However, we have the option to enter into 30 to 180 day fixed base rate EURO loans under the credit facility.
Item 4. Controls and Procedures
We have evaluated the effectiveness of the design and operations of our disclosure controls and procedures as of June 30, 2005. These disclosure controls and procedures are the controls and other procedures that were designed to ensure that information required to be disclosed in reports that are filed with or submitted to the SEC is: (i) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures; and (ii) recorded, processed, summarized and reported within the time periods specified in applicable law and regulations. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2005, our disclosure controls and procedures were effective.
There were no changes in our internal controls over financial reporting that occurred during the second quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders
The Company’s annual meeting of shareholders was held on April 28, 2005.
At the annual meeting, the Company’s shareholders elected Michael D. Siegal, Thomas M. Forman and James B. Meathe as Directors for a two-year term, which expires at the annual meeting of shareholders in 2007.
The following tabulation represents voting for the Directors:

	For	Against
Michael D. Siegal	8,247,561	67,981
Thomas M. Forman	8,106,512	209,030
James B. Meathe	8,175,361	140,181
Item 5. Other Items
On August 5, 2005, the Company entered into Management Retention Agreements (the “Agreements”) in substantially the same form as included in Exhibit 10.16, with Richard A. Manson, Treasurer & Corporate Controller, and Heber MacWilliams, Chief Information Officer. Under the Agreements which do not become operative unless there is a Change-in-Control of the Company (as defined in the Agreements), the Company agrees to continue the employment of the Officer for one year following the Change-in-Control in the same position with the same duties and responsibilities and at the same compensation level as existed prior to the Change-in-Control. If during the one year period following the Change-in-Control, the Officer’s employment is terminated without cause, or the Officer terminates his employment for “good reason,” the Officer shall receive a lump-sum severance payment equal to one times the average of his last three years’ compensation. The Agreement also includes a one-year non-competition prohibition.

Item 6. Exhibits
Exhibit 10.16 – Form of Management Retention Agreement for Richard A. Manson and Heber MacWilliams.
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

OLYMPIC STEEL, INC.
(Registrant)

Date: August 5, 2005	By:	/s/ Michael D. Siegal

Michael D. Siegal
Chairman of the Board and Chief
Executive Officer

	By:	/s/ Richard T. Marabito

Richard T. Marabito
Chief Financial Officer
(Principal Accounting Officer)