Form 10-Q
period 2005-09-30
OLYMPIC STEEL INC
filed 2005-11-08
CIK 917470

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 0-23320
OLYMPIC STEEL, INC.
(Exact name of registrant as specified in its charter)

Ohio	34-1245650

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

5096 Richmond Road, Bedford Heights, Ohio	44146

(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
Indicate the number of shares of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of November 7, 2005

Common stock, without par value	10,153,829

Olympic Steel, Inc.
Index to Form 10-Q

			Page No.
Part I.		FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Consolidated Balance Sheets — September 30, 2005 (unaudited) and December 31, 2004 (audited)	3

		Consolidated Statements of Operations — for the three and nine months ended September 30, 2005 and 2004 (unaudited)	4

		Consolidated Statements of Cash Flows — for the nine months ended September 30, 2005 and 2004 (unaudited)	5

		Notes to Consolidated Financial Statements	6-12

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-19

	Item 3.	Qualitative and Quantitative Disclosure About Market Risk	20-21

	Item 4.	Controls and Procedures	21

Part II.		OTHER INFORMATION

	Item 6.	Exhibits	22

SIGNATURES			23

EXHIBITS			24-29
EX-31.1 Certification of Principal Executive Officer
EX-31.2 Certification of Principal Financial Officer
EX-32.1 Certification of Principal Executive Officer
EX-32.2 Certification of Principal Financial Officer

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
Olympic Steel, Inc.
Consolidated Balance Sheets
(in thousands)

	September 30,	December 31,
	2005	2004
	(unaudited)
Assets

Cash	$4,431	$4,684
Accounts receivable, net	92,461	93,336
Inventories	103,290	186,124
Prepaid expenses and other	2,932	3,163

Total current assets	203,114	287,307

Property and equipment, at cost	154,883	153,235
Accumulated depreciation	(75,642)	(69,664)

Net property and equipment	79,241	83,571

Investments in joint ventures	2,037	2,311
Deferred financing fees, net	255	957

Total assets	$284,647	$374,146

Liabilities

Current portion of long-term debt	$492	$4,892
Accounts payable	53,900	63,680
Accrued payroll	6,466	16,778
Other accrued liabilities	7,852	10,338

Total current liabilities	68,710	95,688

Credit facility revolver	9,612	58,638
Term loans	—	29,212
Industrial revenue bonds	2,908	3,280

Total long-term debt	12,520	91,130

Deferred income taxes	10,404	10,803

Total liabilities	91,634	197,621

Shareholders’ Equity

Preferred stock	—	—
Common stock	104,953	103,252
Retained earnings	88,060	73,273

Total shareholders’ equity	193,013	176,525

Total liabilities and shareholders’ equity	$284,647	$374,146

The accompanying notes are an integral part of these balance sheets.

Olympic Steel, Inc.
Consolidated Statements of Operations
(in thousands, except per share and tonnage data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(unaudited)		(unaudited)
Tons sold

Direct	256,211	283,098	840,727	906,166
Toll	49,367	40,332	143,350	146,477

	305,578	323,430	984,077	1,052,643

Net sales	$208,358	$244,142	$734,398	$653,948

Costs and expenses
Cost of materials sold (exclusive of depreciation shown below)	175,056	178,576	615,674	464,369
Warehouse and processing	10,266	10,142	30,958	32,451
Administrative and general	6,950	11,703	23,267	34,740
Distribution	5,279	4,482	15,438	14,264
Selling	3,032	4,331	11,830	15,411
Depreciation	1,960	1,999	6,008	6,146
Occupancy	990	1,328	3,628	3,917
Asset impairment charge	—	—	—	487

Total costs and expenses	203,533	212,561	706,803	571,785

Operating income	4,825	31,581	27,595	82,163
Income (loss) from joint ventures	(564)	58	(121)	230

Income before financing costs and income taxes	4,261	31,639	27,474	82,393
Interest and other expense on debt	742	1,069	3,430	3,514

Income before income taxes	3,519	30,570	24,044	78,879
Income tax provision	1,355	11,998	9,257	30,960

Net income	$2,164	$18,572	$14,787	$47,919

Earnings per share:
Net income per share — basic	$0.21	$1.88	$1.46	$4.89

Weighted average shares outstanding — basic	10,153	9,904	10,127	9,791

Net income per share — diluted	$0.21	$1.80	$1.42	$4.70

Weighted average shares outstanding — diluted	10,445	10,341	10,446	10,195

The accompanying notes are an integral part of these statements.

Olympic Steel, Inc.
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30,
(in thousands)

	2005	2004
	(unaudited)
Cash flows from (used for) operating activities:
Net income	$14,787	$47,919
Adjustments to reconcile net income to net cash from operating activities —
Depreciation and amortization	6,710	7,297
(Income) loss from joint ventures, net of distributions	274	(218)
Asset impairment charge	—	487
Loss on disposition of property and equipment	17	58
Long-term deferred income taxes	(399)	8,249

	21,389	63,792

Changes in working capital:
Accounts receivable	875	(51,774)
Inventories	82,834	(55,082)
Prepaid expenses and other	231	1,661
Accounts payable	(9,780)	25,086
Accrued payroll and other accrued liabilities	(12,146)	22,681

	62,014	(57,428)

Net cash from operating activities	83,403	6,364

Cash flows from (used for) investing activities:
Capital expenditures	(1,695)	(1,698)
Net proceeds from disposition of property and equipment	—	123

Net cash used for investing activities	(1,695)	(1,575)

Cash flows from (used for) financing activities:
Credit facility revolver repayments, net	(49,026)	(364)
Repayments of long-term debt	(33,984)	(4,137)
Credit facility fees and expenses	—	(541)
Repayment of Officer note receivable	—	675
Proceeds from exercise of stock options and employee stock purchases	1,049	1,308

Net cash used for financing activities	(81,961)	(3,059)

Cash:
Net change	(253)	1,730
Beginning balance	4,684	3,087

Ending balance	$4,431	$4,817

The accompanying notes are an integral part of these statements.

Olympic Steel, Inc.
Notes to Consolidated Financial Statements
September 30, 2005
(1) Basis of Presentation:
The accompanying consolidated financial statements have been prepared from the financial records of Olympic Steel, Inc. and its wholly-owned subsidiaries (collectively Olympic or the Company), without audit and reflect all normal and recurring adjustments which are, in the opinion of management, necessary to fairly present the results of the interim periods covered by this report. Year-to-date results are not necessarily indicative of 2005 annual results and these financial statements should be read in conjunction with the Company’s 2004 Annual Report on Form 10-K for the period ended December 31, 2004. All significant intercompany transactions and balances have been eliminated in consolidation. Investments in the Company’s joint ventures are accounted for under the equity method.
(2) Accounts Receivable:
The Company maintained allowances for doubtful accounts and unissued credits of $5.5 million and $4.3 million at September 30, 2005 and December 31, 2004, respectively. The allowance for doubtful accounts is maintained at a level considered appropriate based on historical experience and specific customer collection issues that have been identified. Estimations are based upon a calculated percentage of accounts receivable, which remains fairly level from year to year, and judgments about the probable effects of economic conditions on certain customers, which can fluctuate significantly from year to year. The Company cannot guarantee that the rate of future credit losses will be similar to past experience. The Company considers all available information when assessing each quarter the adequacy of its allowance for doubtful accounts.

(3) Inventories:
Steel inventories consist of the following:

	September 30,	December 31,
(in thousands)	2005	2004

Unprocessed	$75,670	$141,578
Processed and finished	27,620	44,546

Totals	$103,290	$186,124

(4) Investments in Joint Ventures:
The Company’s two joint ventures are Olympic Laser Processing, LLC (OLP), a company that processes laser welded steel sheet blanks for the automotive industry, and G.S.P., LLC (GSP), a certified Minority Business Enterprise company supporting the flat-rolled steel requirements of the automotive industry. As of September 30, 2005, Olympic guaranteed 50% of OLP’s $14.3 million and 49% of GSP’s $3.7 million of outstanding debt on a several basis.
The following table sets forth selected data for the Company’s OLP joint venture:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
Results of Operations:	2005	2004	2005	2004

(in thousands)
Net sales	$11,055	$7,291	$27,926	$23,566
Gross profit	2,107	2,581	8,877	8,955
Operating income (loss)	(396)	(299)	816	(119)
Net income (loss)	$(582)	$(456)	$268	$(607)
The Company records 50% of OLP’s net income or loss to its Consolidated Statements of Operations as “Income (Loss) from Joint Ventures.”

The following table sets forth selected data for the Company’s GSP joint venture:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
Results of Operations:	2005	2004	2005	2004

(in thousands)
Net sales	$3,164	$4,412	$15,933	$11,049
Gross profit	(181)	988	837	2,249
Operating income (loss)	(502)	613	(362)	1,146
Net income (loss)	$(557)	$584	$(520)	$1,088
The Company records 49% of GSP’s net income or loss to its Consolidated Statements of Operations as “Income (Loss) from Joint Ventures.”
(5) Debt:
The Company’s secured bank-financing agreement (the Credit Facility) is a revolving credit facility collateralized by the Company’s accounts receivable, inventories, and substantially all of the property and equipment. Borrowings are limited to the lesser of a borrowing base, comprised of eligible receivables and inventories, or $110 million in the aggregate. In June 2005, the Company entered into an amendment of the Credit Facility which: (i) extended the maturity date of the existing Credit Facility from December 15, 2006 to December 15, 2008; and (ii) added an accordion feature which allows the Company to add up to $25 million of availability at a future date. The Company has the option to borrow based on the agent’s base rate or Eurodollar Rates (EURO) plus a premium. The Company’s effective borrowing rate, inclusive of deferred financing fees, for the first nine months of 2005 was 6.1% compared to 5.6% for the comparable period in 2004.
Fees and expenses associated with origination and amendments of the Credit Facility are being amortized to “Interest and Other Expense on Debt.”

The Credit Facility requires the Company to comply with various covenants, the most significant of which include: (i) minimum availability of $10 million, tested monthly, (ii) a minimum fixed charge coverage ratio of 1.25, and a maximum leverage ratio of 1.75, which are tested quarterly, (iii) restrictions on additional indebtedness, and (iv) limitations on capital expenditures.
As of September 30, 2005, the Company has $13.0 million of outstanding debt, which consisted of $7.2 million of revolver borrowings and industrial revenue bonds and $5.8 million of checks issued by the Company that have not cleared the bank. During October 2005, the Company repaid the remaining $7.2 million of outstanding debt. The Company had over $100 million of availability under its Credit Facility as of November 1, 2005 and it is in compliance with its covenants.
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

(7) Shares Outstanding and Earnings Per Share:
Earnings per share have been calculated based on the weighted average number of shares outstanding as set forth below:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
(in thousands, except per share data)
Weighted average shares outstanding	10,153	9,904	10,127	9,791
Assumed exercise of stock options	292	437	319	404

Weighted average diluted shares	10,445	10,341	10,446	10,195

Net income	$2,164	$18,572	$14,787	$47,919

Basic earnings per share	$0.21	$1.88	$1.46	$4.89

Diluted earnings per share	$0.21	$1.80	$1.42	$4.70

(8) Stock Options:
At September 30, 2005, stock options to purchase 753,845 shares were outstanding, of which 635,845 were exercisable at prices ranging from $1.97 to $15.50 per share, none of which were anti-dilutive.
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

If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date under SFAS No. 123, net income and earnings per share would have been reduced by the amounts shown below:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
(in thousands, except per share data)
Net income, as reported	$2,164	$18,572	$14,787	$47,919
Pro forma expense, net of tax	(2)	(383)	(348)	(1,108)

Pro forma net income	$2,162	$18,189	$14,439	$46,811

Basic net income per share:
As reported	$0.21	$1.88	$1.46	$4.89

Pro forma	$0.21	$1.84	$1.43	$4.78

Diluted earnings per share:
As reported	$0.21	$1.80	$1.42	$4.70

Pro forma	$0.21	$1.76	$1.38	$4.59

(9) Supplemental Cash Flow Information:
Interest paid during the first nine months of 2005 and 2004 totaled $3.0 million and $2.4 million, respectively. Taxes paid during the first nine months of 2005 and 2004 totaled $10.2 million and $15.5 million, respectively.

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
In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123-R (SFAS No. 123-R). SFAS No. 123-R establishes standards for accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those securities. SFAS No. 123-R also requires an entity to recognize the cost of employee services received in share-based payment transactions, thereby reflecting the economic consequences of those transactions in the financial statements. SFAS No. 123-R applies to all awards granted on or after July 1, 2005, and to awards modified, vested, repurchased, or canceled after that date. In April 2005, the FASB delayed the effective date of SFAS No. 123-R, so that it applies to our annual period beginning on January 1, 2006. Due to the relatively few number of stock options vesting after the effective date, SFAS No. 123-R is not expected to have a significant impact on our financial statements unless additional stock option grants are awarded.

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
We have four collective bargaining agreements covering approximately 185 employees at our Minneapolis and Detroit facilities. The collective bargaining agreement for employees at our Minneapolis coil facility was extended to September 30, 2010. An agreement covering other Minneapolis employees expires in 2006, while agreements covering Detroit employees expire in 2007 and 2009. We have never experienced a work stoppage and we believe that our relationship with our employees is good. However, any prolonged work stoppages by our personnel represented by collective bargaining units could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Results of Operations
The following table sets forth certain income statement data for the three and nine month periods ended September 30, 2005 (dollars are shown in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2005		2004		2005		2004
	$	% of net sales	$	% of net sales	$	% of net sales	$	% of net sales
Net sales	$208,358	100.0%	$244,142	100.0%	$734,398	100.0%	$653,948	100.0%
Gross profit (1)	33,302	16.0%	65,566	26.9%	118,724	16.2%	189,579	29.0%
Operating expenses (2)	28,477	13.7%	33,985	13.9%	91,129	12.4%	107,416	16.4%
Operating income	$4,825	2.3%	$31,581	12.9%	$27,595	3.8%	$82,163	12.6%

(1)	Gross profit is calculated as net sales less the cost of materials sold, exclusive of depreciation.

(2)	Operating expenses are calculated as total costs and expenses less the cost of materials sold.
Tons sold decreased 5.5% to 306 thousand in the third quarter of 2005 from 323 thousand in the third quarter of 2004. Tons sold in the third quarter of 2005 included 256 thousand from direct sales and 50 thousand from toll processing, compared with 283 thousand direct tons and 40 thousand toll tons in the comparable period of last year. Tons sold in the first nine months of 2005 decreased 6.5% to 984 thousand from 1.05 million last year. Tons sold in the first nine months included 841 thousand from direct sales and 143 thousand from toll processing, compared with 906 thousand direct tons and 146 thousand toll tons in the comparable period of last year. The decreases in tons sold for the 2005 periods were primarily attributable to reduced sales to automotive customers, reduced sales to other service centers and lower overall demand across most sectors in 2005 when compared to 2004.
Net sales decreased 14.7% to $208.4 million in the third quarter of 2005 from $244.1 million in the third quarter of 2004. For the first nine months of 2005, net sales increased 12.3% to $734.4 million from $653.9 million in the comparable 2004 period. Average selling prices for the third quarter of 2005 decreased 9.7% from last year’s third quarter and decreased 10.0% from the second quarter of 2005. Higher levels of inventory held by steel service centers and end-use customers led to competitive pressures and reduced selling prices during the second and third quarters of 2005. Average selling prices began increasing during the end of the third quarter of 2005 and we expect that trend to continue into the fourth quarter of 2005.

As a percentage of net sales, gross profit (exclusive of depreciation) decreased to 16.0% in the third quarter of 2005 from 26.9% in the third quarter of 2004. For the first nine months of 2005, gross profit decreased to 16.2% from 29.0% in the comparable 2004 period. As the base price of steel declined, competitive pressures resulted in lower current selling prices and gross margin percentages during the first nine months of 2005. Gross margin levels began increasing during the end of the third quarter of 2005 and we expect that trend to continue into the fourth quarter of 2005.
Operating expenses in the third quarter of 2005 decreased 16.2% to $28.5 million from $34.0 million in last year’s third quarter. For the first nine months of 2005, operating expenses decreased 15.2% to $91.1 million from $107.4 million in the comparable 2004 period. The decreases in operating expenses are primarily the result of lower variable compensation in 2005. As a percentage of net sales, operating expenses decreased to 13.7% for the third quarter of 2005 from 13.9% in the comparable 2004 period. For the first nine months of 2005, operating expenses decreased to 12.4% of net sales from 16.4% in the last year’s comparable period.
Loss from joint ventures totaled $564 thousand in the third quarter of 2005, compared to income of $58 thousand in the third quarter of 2004. For the first nine months of 2005, loss from joint ventures totaled $121 thousand, compared to income of $230 thousand in 2004. We expect joint venture losses to continue in the fourth quarter.
Financing costs totaled $742 thousand for the third quarter of 2005 compared to $1.1 million for the third quarter of 2004. For the first nine months of 2005, financing costs decreased to $3.4 million from $3.5 million in 2004. Our effective borrowing rate, inclusive of deferred financing fees, for the first nine months of 2005 was 6.1% compared to 5.6% in 2004. At the end of the third quarter of 2005, we had reduced our total debt by $69.6 million to $13.0 million, which consisted of $7.2 million of revolver borrowings and industrial revenue bonds and $5.8 million of outstanding checks. During October 2005, we repaid the remaining $7.2 million of outstanding debt and, as of November 1, 2005, we had over $100 million of availability under the Credit Facility. We expect debt levels to remain low during the fourth quarter of 2005.
For the third quarter of 2005, income before income taxes totaled $3.5 million compared to $30.6 million in the third quarter of 2004. An income tax provision of 38.5% was recorded for the third quarter of 2005, compared to a provision of 39.2% for the third quarter of 2004. For the first nine months of 2005, income before taxes totaled $24.0 million compared to $78.9 million for the first nine months of 2004. An income tax provision of 38.5% was recorded during the first nine months of 2005 compared to a 39.2% provision recorded during the comparable 2004 period. The effective tax rate decreased in 2005 due to our estimated benefit of the manufacturing deduction provided by The American Jobs Creation Act of 2004. We expect the effective tax rate to approximate 38.5% for the remainder of 2005. Taxes paid totaled $127 thousand and $11.4 million for the third quarter of 2005 and 2004, respectively. Taxes paid during the first nine months of 2005 totaled $10.2 million compared to $15.5 million for the comparable 2004 period.
Net income for the third quarter of 2005 totaled $2.2 million or $.21 per diluted share, compared to net income of $18.6 million or $1.80 per diluted share for the third quarter of 2004. Net income for the first nine months of 2005 totaled $14.8 million or $1.42 per diluted share, compared to $47.9 million or $4.70 per diluted share in the first nine months of 2004.
Liquidity and Capital Resources
Our principal capital requirements include funding working capital needs, purchasing and upgrading processing equipment and facilities, and investing in joint ventures. We use cash generated from operations, leasing transactions, and our credit facility to fund these requirements.
Working capital at September 30, 2005 decreased $57.2 million from the end of the prior year. Significant working capital changes included an $82.8 million decrease in inventories from December 31, 2004, an $875 thousand decrease in accounts receivable, offset by decreases of $9.8 million in accounts payable and $12.8 million in accrued payroll and accrued liabilities.
For the nine months ended September 30, 2005, we generated $83.4 million of net cash from operations, of which $21.4 million was derived from cash earnings and $62.0 million from working capital reductions. We used $82.0 million to pay down debt and $1.7 million for capital spending. Over the next 18 months, we expect to increase our capital spending significantly over recent levels. We also anticipate using our financial position to take advantage of a consolidating service center industry.

Our secured bank-financing agreement (the Credit Facility) is a revolving credit facility collateralized by our accounts receivable, inventories, and substantially all of our property and equipment. Borrowings are limited to the lesser of a borrowing base, comprised of eligible receivables and inventories, or $110 million in the aggregate. In June 2005, we entered into an amendment of the Credit Facility which: (i) extended the maturity of the existing Credit Facility from December 15, 2006 to December 15, 2008; and (ii) added an accordion feature which allows us to add up to $25 million of availability at a future date.
Fees and expenses associated with the origination and amendments of the Credit Facility are being amortized to interest and other expense on debt.
The Credit Facility requires us to comply with various covenants, the most significant of which include: (i) minimum availability of $10 million, tested monthly, (ii) a minimum fixed charge coverage ratio of 1.25, and a maximum leverage ratio of 1.75, which are tested quarterly, (iii) restrictions on additional indebtedness, and (iv) limitations on capital expenditures. At November 1, 2005, we had over $100 million of availability under our Credit Facility and we were in compliance with our covenants.
We believe that funds available under our Credit Facility, together with funds generated from operations, will be sufficient to provide us with the liquidity necessary to fund anticipated working capital requirements and capital expenditure requirements over the next 12 months. Capital requirements are subject to change as business conditions warrant and opportunities arise.

Forward-Looking Information
This document contains various forward-looking statements and information that are based on management’s beliefs as well as assumptions made by and information currently available to management. When used in this document, the words “anticipate,” “expect,” “believe,” “estimate,” “project,” “plan” and similar expressions are intended to identify forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks, uncertainties and assumptions including, but not limited to:
•	general and global business, economic and political conditions;

•	competitive factors such as availability and pricing of steel, industry inventory levels and rapid fluctuations in customer demand and pricing;

•	the cyclicality and volatility within the steel industry;

•	the ability of customers (especially in the automotive industry) to maintain their credit availability;

•	layoffs or work stoppages by our own or our suppliers’ or customers’ personnel;

•	the availability of transportation and logistical services;

•	equipment malfunctions or installation delays;

•	the successes of our strategic efforts and initiatives to increase sales volumes, improve cash flows and reduce debt, maintain or improve inventory turns and reduce costs;

•	the operating and financial results of our joint ventures;

•	the adequacy of our information technology and business system software; and

•	customer, supplier, and competitor consolidation or insolvency.
Should one or more of these, or other risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, expected, believed, estimated, projected or planned. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to republish revised forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date hereof.

Item 3. Qualitative and Quantitative Disclosure About Market Risk
During 2004, steel producers were significantly impacted by a shortage of raw materials, rising raw material prices, increased product demand, producer consolidation and longer lead time requirements. These conditions resulted in unprecedented cost increases and translated into higher gross profit dollars and margin percentages. During 2004, we were able to pass producers’ price increases and surcharges on to our customers. The base price of carbon flat-rolled steel began declining in September 2004, continuing into August 2005. This decline reduced our gross profit margin percentages to levels which are lower than our historical levels. Higher levels of inventory at steel service centers and end-use customers have caused competitive pressures which have compressed gross margin percentages during the first nine months of 2005. Based on industry statistics, service center inventory levels have decreased during the third quarter of 2005, while producers increased their prices. We believe these conditions will allow margin pressures to subside during the remainder of 2005.
Approximately 12% of our net sales in the first nine months of 2005 were directly to automotive manufacturers or manufacturers of automotive components and parts. The automotive industry experiences significant fluctuations in demand based on numerous factors such as general economic conditions and consumer confidence. The automotive industry is also subject, from time to time, to labor work stoppages. The domestic automotive industry, which has experienced a number of bankruptcies, is involved in significant restructuring. Certain customers in this industry represent an increasing credit risk.
We are exposed to fluctuating steel prices. We have not entered into any steel commodity hedge transactions for speculative purposes or otherwise.
Inflation generally affects us by increasing the cost of employee wages and benefits, transportation services, processing equipment, purchased steel, energy and borrowings under our credit facility. General inflation has not had a material effect on our financial results during the past two years; however, we have experienced increased distribution expense as a result of higher fuel costs. When raw material prices increase, competitive conditions will influence how much of the steel price increase can be passed on to our customers. When raw material prices decline, customer demands for lower costed product result in lower selling prices. Declining steel prices have generally adversely affected our net sales and net income, while increasing steel prices favorably affect net sales and net income.
Our primary interest rate risk exposure results from variable rate debt. However, given our current low level of debt and our expected low levels of debt during the fourth quarter of 2005, we do not expect to have significant interest rate exposure from variable rate debt during the remainder of the year.
Item 4. Controls and Procedures
We have evaluated the effectiveness of the design and operations of our disclosure controls and procedures as of September 30, 2005. These disclosure controls and procedures are the controls and other procedures that were designed to ensure that information required to be disclosed in reports that are filed with or submitted to the SEC is: (i) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures; and (ii) recorded, processed, summarized and reported within the time periods specified in applicable law and regulations. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2005, our disclosure controls and procedures were effective.
There were no changes in our internal controls over financial reporting that occurred during the third quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION
Item 6. Exhibits
Exhibit 31.1 — Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 — Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 — Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2 — Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

OLYMPIC STEEL, INC. (Registrant)
Date: November 7, 2005	By:	/s/ Michael D. Siegal
Michael D. Siegal
Chairman of the Board and Chief Executive Officer

By:	/s/ Richard T. Marabito
Richard T. Marabito
Chief Financial Officer (Principal Accounting Officer)