Form 10-K
period 2005-12-31
OLYMPIC STEEL INC
filed 2006-03-15
CIK 917470

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Year Ended December 31, 2005
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 0-23320
OLYMPIC STEEL, INC.
(Exact name of registrant as specified in its charter)

Ohio	34-1245650
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
5096 Richmond Road, Bedford Heights, Ohio	44146
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (216) 292-3800
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, without par value
Preferred Stock Purchase Rights
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☑
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐     No ☑
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐               Accelerated filer ☑               Non-accelerated filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
      As of June 30, 2005, the aggregate market value of voting stock held by nonaffiliates of the registrant based on the closing price at which such stock was sold on the Nasdaq National Market on such date approximated $107,551,242. The number of shares of Common Stock outstanding as of March 14, 2006 was 10,398,269.
DOCUMENTS INCORPORATED BY REFERENCE
      The registrant intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days of the close of its fiscal year ended December 31, 2005, portions of which document shall be deemed to be incorporated by reference in Part I and Part III of this Annual Report on Form 10-K from the date such document is filed.

PART I
ITEM 1.     BUSINESS
The Company
      We are a leading U.S. steel service center with over 50 years of experience. Our primary focus is on the direct sale and distribution of large volumes of processed carbon, coated and stainless flat-rolled sheet, coil and plate steel products. We operate as an intermediary between steel producers and manufacturers that require processed steel for their operations. We provide services and functions that form an integral component of our customers’ supply chain management, reducing inventory levels and increasing efficiency, thereby lowering their overall cost of production. Our processing services include both traditional service center processes of cutting-to-length, slitting, and shearing and higher value-added processes of blanking, tempering, plate burning, and precision machining of steel parts.
      We operate as a single business segment with 12 strategically-located processing and distribution facilities in Connecticut, Georgia, Illinois, Iowa, Michigan, Minnesota, Ohio, and Pennsylvania. This broad geographic footprint allows us to focus on regional customers and larger national and multi-location accounts, primarily located throughout the midwestern, eastern and southern United States. We also participate in one joint venture (“GSP”) in the Detroit area that primarily services the automotive market in that area. In January 2006, we announced plans to close the Olympic Laser Processing (OLP) joint venture facility in Detroit, Michigan. OLP, which was a processor of laser welded steel blanks for the automotive industry, ceased operations in the first quarter of 2006.
      We are incorporated under the laws of the State of Ohio. Our executive offices are located at 5096 Richmond Road, Cleveland, Ohio 44146. Our telephone number is (216) 292-3800, and our website address is www.olysteel.com.
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

Corporate History
      Our company was founded in 1954 by the Siegal family as a general steel service center. Michael Siegal, the son of one of the founders, began his career with us in the early 1970’s and has served as our Chief Executive Officer since 1984, and as our Chairman of the Board of Directors since 1994. David Wolfort, our President and Chief Operating Officer, joined us as General Manager in 1984. In the late 1980’s, our business strategy changed from a focus on warehousing and distributing steel from a single facility with no major processing equipment to a focus on growth, geographic and customer diversity and value-added processing. An integral part of our growth has been the acquisition and start-up of several processing and sales operations, and the investment in processing equipment. In 1994, we completed an initial public offering, and in 1996, completed a follow-on offering of our common stock.
Business Strategy and Objectives
      We believe that the steel service center and processing industry is driven by four primary trends: (i) increased outsourcing of manufacturing processes by domestic manufacturers; (ii) shift by customers to fewer and larger suppliers; (iii) increased customer demand for higher quality products and services; and (iv) consolidation and globalization of industry participants.
      In recognition of these industry dynamics, our focus has been on achieving profitable growth through the start-up, acquisition, or participation in service centers, processors, and related businesses, and investments in higher value-added processing equipment and services, while continuing our commitment to expanding and improving our sales and servicing efforts.
      We have focused on specific operating objectives including: (i) controlling operating expenses in relation to sales volumes; (ii) maintaining inventory turnover in excess of five times per year; (iii) maintaining our cash turnover rates; (iv) improving safety awareness; and (v) improving on-time delivery and quality performance. These operating objectives are supported by:

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
      We believe our depth of management, facilities, locations, processing capabilities, focus on quality and customer service, extensive and experienced sales force, and supplier relationships provide a strong foundation for implementation of our strategy and achievement of our objectives. Certain elements of our strategy are set forth in more detail below.
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
      Investments in laser welding lines, precision machining equipment, blankers, plate processing equipment and two customized temper mills with heavy gauge cut to length lines have allowed us to further increase our higher value-added processing services. During 2005, we added four laser processing lines at various locations and we expect to add at least six more laser lines in 2006. As part of our continuous evaluation of non-productive equipment, new equipment has often replaced multiple pieces of older, less efficient equipment.

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
      Acquisitions. Over the last several years, we have focused on our internal operations. We have previously made acquisitions of other steel service centers or processors, the most recent of which was the 1998 acquisition of JNT Precision Machining (JNT), a machining center now integrated into our Chambersburg, Pennsylvania operation. We believe the service center industry will experience further consolidation, and we will actively consider participation in such consolidation.
      Management. We believe one of our strengths is the depth of our management. In addition to our principal executive officers, our management team includes three Regional Vice Presidents, our Vice-Presidents of Sales and Marketing, New Business Development, and Human Resources, eight General Managers, our Directors of Materials Management and Strategic Initiatives, and our corporate Credit Manager. Members of the management team have a diversity of backgrounds within the steel industry, including management positions at steel producers and other steel service centers. They average 24 years of experience in the steel industry and 12 years with our company.
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
      Our services include both traditional service center processes of cutting-to-length, slitting, and shearing and higher value-added processes of blanking, tempering, plate burning, and precision machining to process steel to specified lengths, widths and shapes pursuant to specific customer orders. Cutting-to-length involves cutting steel along the width of the coil. Slitting involves cutting steel to specified widths along the length of the coil. Shearing is the process of cutting sheet steel. Blanking cuts the steel into specific shapes with close tolerances. Tempering improves the uniformity of the thickness and flatness of the steel through a cold rolling process. Plate burning is the process of cutting steel into specific shapes and sizes. Our machining activities include drilling, bending, milling, tapping, boring and sawing.
      The following table sets forth as of December 31, 2005, the major pieces of processing equipment by geographic region:

	(a)	(b)	(c)
	Eastern	Central	Automotive
Processing Equipment	Region	Region	Region	Total

Cutting-to-length	8	5	2	15
Blanking			4	4
Tempering (d)	3	1		4
Plate processing	10	20		30
Slitting	4	2	3	9
Shearing	1	5		6
Machining	17			17
Shot blasting/ grinding	1	2		3

Total	44	35	9	88

(a)	Consists of seven facilities located in Cleveland, Connecticut, Pennsylvania and Georgia.

(b)	Consists of four facilities located in Illinois, Minnesota and Iowa.

(c)	Consists of our Detroit facility and the GSP joint venture facility, both located in Michigan, primarily serving the automotive industry.

(d)	In addition to the temper mills located in Cleveland and Iowa, tempering includes press brake equipment.
      Our quality control system establishes controls and procedures covering all aspects of our products from the time the material is ordered through receipt, processing and shipment to the customer. These controls and procedures encompass periodic supplier audits, meetings with customer advisory boards, inspection criteria, traceability and certification. In addition, all of our facilities have earned ISO 9001-2000 certifications. The Detroit operation has earned Ford’s Q-1 quality rating and is also ISO 14001 and TS-16949 certified. The GSP joint venture is QS-9000 and ISO 9002 certified. We have a quality testing lab adjacent to our temper mill facility in Cleveland.
Customers and Distribution
      We have a diverse customer and geographic base, which helps to reduce the inherent risk and cyclicality of our business. Net sales to our top three customers, in the aggregate, approximated 22% and 15% of our net sales in 2005 and 2004, respectively. We sell to multiple divisions of Ingersoll-Rand Company Ltd., our largest customer, which accounted for approximately 11% and 8% of net sales in 2005 and 2004, respectively. We serve customers in most carbon steel consuming industries, including manufacturers and fabricators of transportation and material handling equipment, automobiles, construction and farm machinery, storage tanks, environmental and energy generation equipment, food service and electrical equipment, as well as general and plate fabricators, and steel service centers. Sales to the three largest U.S. automobile manufacturers and their suppliers, made principally by our Detroit operation, and sales to other steel service centers accounted for approximately 12% and 10%, respectively, of our net sales in 2005, and 12% and 11% of our net sales in 2004.
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

      We process our steel to specific customer orders as well as for stocking programs. Many of our larger customers commit to purchase on a regular basis at agreed upon prices ranging from three to twelve months. To help mitigate price volatility risks, these fixed price commitments are generally matched with corresponding supply arrangements. Customers notify us of specific release dates as the processed products are required. Customers typically notify us of release dates anywhere from a just-in-time basis up to three weeks before the release date. Therefore, we are required to carry sufficient inventory to meet the short lead time and just-in-time delivery requirements of our customers.
      Many of our products are sold to customers in industries that experience significant fluctuations in demand based on economic conditions, energy prices, seasonality, consumer demand and other factors beyond our control. Approximately 12% of our net sales in 2005 and 2004 were directly to automotive manufacturers or manufacturers of automotive components and parts. Due to the concentration of customers in this industry, our gross margins on these sales are generally less than our margins on sales to other industries. Further pressure by the automotive manufacturers to reduce their costs could result in even lower margins. Any decrease in demand within one or more of these industries, including the current depressed environment in the domestic auto industry, as well as the possible slowdown in construction-related industries, may be significant and may last for a lengthy period of time. Customers in affected industries, including particularly the domestic auto industry, also represent an increasing credit risk and bankruptcy risk which could cause decreased sales or cause us to recognize additional bad debt expense.
Raw Materials
      Our principal raw material is flat rolled carbon, coated and stainless steel that we typically purchase from multiple primary steel producers. The steel industry as a whole is cyclical and at times pricing and availability of steel can be volatile due to numerous factors beyond our control, including general domestic and international economic conditions, labor costs, sales levels, competition, consolidation of steel producers, import duties and tariffs and currency exchange rates. This volatility can significantly affect the availability and cost of raw materials for us.
      During 2004, steel producers were significantly impacted by a shortage of raw materials, rising raw material prices, increased product demand, producer consolidation and longer lead time requirements. These conditions resulted in unprecedented cost increases and translated into higher gross profit dollars and margin percentages. During 2004, we were able to pass producers’ price increases and surcharges on to our customers. The base price of carbon flat-rolled steel began declining in September 2004, continuing into August 2005. Higher levels of inventory at steel service centers and end-use customers caused competitive pressures which compressed gross margin percentages during the first nine months of 2005. Steel pricing began increasing in the late third quarter of 2005 and remained relatively level during the fourth quarter of 2005.
      Inventory management is a key profitability driver in the steel service center industry. We, like many other steel service centers, maintain substantial inventories of steel to accommodate the short lead times and just in time delivery requirements of our customers. Accordingly, we purchase steel in an effort to maintain our inventory at levels that we believe to be appropriate to satisfy the anticipated needs of our customers based upon historic buying practices, contracts with customers and market conditions. Our commitments to purchase steel are generally at prevailing market prices in effect at the time we place our orders. We have no long term, fixed price steel purchase contracts. When steel prices increase, competitive conditions will influence how much of the price increase we can pass on to our customers. When steel prices decline, customer demands for lower prices and our competitors’ responses to those demands could result in lower sale prices and, consequently, lower margins as we use existing steel inventory.
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
      Recently, the steel producing supply base has experienced significant consolidation with the three largest domestic producers, Mittal, Nucor and US Steel, accounting for a majority of the domestic steel market. We purchased approximately 47% and 48% of our total steel requirements from these suppliers in 2005 and 2004, respectively. Although we have no long-term supply commitments, we believe we have good relationships with each of our steel suppliers. If, in the future, we are unable to obtain sufficient amounts of steel on a timely basis, we may not be able to obtain steel from alternate sources at competitive prices. In addition, interruptions or reductions in our supply of steel could make it difficult to satisfy our customers’ just-in-time delivery requirements, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Management Information Systems
      Information systems are an important component of our strategy. We have invested in technologies and human resources required in this area and expect to make substantial further investments in the future. We currently maintain three separate computer-based systems in the operation of our business and we depend on these systems to a significant degree, particularly for inventory management.
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
      We are currently investigating a potential new single system alternative to replace the three systems we currently use. The implementation of such a new system could require a significant deployment of capital and a significant use of management’s time.

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
Employees
      At December 31, 2005, we employed approximately 850 people, of which approximately 211 of the hourly plant personnel at our Minneapolis and Detroit facilities are represented by four separate collective bargaining units.
      The collective bargaining agreement covering hourly plant employees at our Minneapolis plate facility expires April 1, 2006 and, subject to the satisfactory completion of current negotiations, we believe that we will be able to reach agreement on a new contract. Collective bargaining agreements covering other Detroit and Minneapolis employees expire in 2007 and subsequent years. We believe that we have good working relationships with our employees. While we have never experienced a work stoppage by our personnel, any prolonged disruption in business arising from work stoppages by personnel represented by collective bargaining units could have a material adverse effect on our results of operations.
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
      In September 2005, we were granted a trademark for our stainless steel sheet and plate product “OLY-FLATBRITE”, which has a unique combination of surface finish and flatness.
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

Backlog
      Because we conduct our operations generally on the basis of short-term orders, we do not believe that backlog is a meaningful indicator of future performance.
Available Information
      We file annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934. The public may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The public can obtain any documents that are filed by the Company at http://www.sec.gov.
      In addition, this Annual Report on Form 10-K, as well as our quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to all of the foregoing reports, are made available free of charge on or through the “Investor Relations” section of our website (www.olysteel.com) as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC.
      Information relating to corporate governance at Olympic Steel, including its Business Ethics Policy, information concerning executive officers, directors and Board committees (including committee charters), and transactions in Olympic Steel securities by directors and officers, is available free of charge on or through the “Investor Relations” section of our website at www.olysteel.com. We are not including the information on our website as a part of, or incorporating it by reference into, this annual report on Form 10-K.
Forward-Looking Information
      This document contains various forward-looking statements and information that are based on management’s beliefs as well as assumptions made by and information currently available to management. When used in this document, the words “may,” “will,” “should,” “anticipate,” “intend,” “expect,” “believe,” “estimate,” “project,” “plan,” “potential,” “continue,” as well as the negative of these terms or similar expressions are intended to identify forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks, uncertainties and assumptions including, but not limited to, those set forth in Item 1A (Risk Factors) below and the following:

•	general and global business, economic and political conditions;

•	competitive factors such as the availability and pricing of steel, industry inventory levels and rapid fluctuations in customer demand and pricing;

•	the cyclicality and volatility within the steel industry;

•	the ability of our customers (especially in the automotive industry) to maintain their credit availability;

•	layoffs or work stoppages by our own or our suppliers’ or customers’ personnel;

•	the availability of transportation and logistical services;

•	equipment malfunctions or installation delays;

•	the successes of our strategic efforts and initiatives to increase sales volumes, maintain cash turnover, maintain or improve inventory turns and reduce our costs;

•	the adequacy of our information technology and business system software;

•	the operating and financial results of our joint ventures, including the timing and outcome of OLP’s efforts and ability to liquidate its assets and the impact of customer, supplier, and competitive factors on OLP’s liquidation plans; and

•	customer, supplier, and competitor consolidation, bankruptcy or insolvency.
      Should one or more of these or other risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, intended, expected, believed, estimated, projected or planned. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to republish revised forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date hereof.

ITEM 1A.     RISK FACTORS
      In addition to the other information in this report and our other filings with the SEC, the following risk factors should be carefully considered in evaluating us and our business before investing in our common stock. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties, not presently known to us or otherwise, may also impair our business. If any of the risks actually occur, our business, financial condition or results of operations could be materially and adversely affected. In that case, the trading price of our common stock could decline, and investors may lose all or part of their investment.
Risks Related to our Business
Volatile steel prices can cause significant fluctuations in our operating results. Our sales and operating income could decrease if we are unable to pass producer price increases on to our customers.
      Our principal raw material is flat-rolled carbon, coated and stainless steel that we typically purchase from multiple primary steel producers. The steel industry as a whole is cyclical and at times pricing and availability of steel can be volatile due to numerous factors beyond our control, including general domestic and international economic conditions, labor costs, sales levels, competition, consolidation of steel producers, import duties and tariffs and currency exchange rates. This volatility can significantly affect the availability and cost of raw materials for us.
      We, like many other steel service centers, maintain substantial inventories of steel to accommodate the short lead times and just-in-time delivery requirements of our customers. Accordingly, we purchase steel in an effort to maintain our inventory at levels that we believe to be appropriate to satisfy the anticipated needs of our customers based upon historic buying practices, contracts with customers and market conditions. Our commitments to purchase steel are generally at prevailing market prices in effect at the time we place our orders. We have no long-term, fixed-price steel purchase contracts. When steel prices increase, competitive conditions will influence how much of the price increase we can pass on to our customers. To the extent we are unable to pass on future price increases in our raw materials to our customers, the net sales and profitability of our business could be adversely affected. When steel prices decline, customer demands for lower prices and our competitors’ responses to those demands could result in lower sale prices and, consequently, lower margins as we use existing steel inventory. Changing steel prices therefore could significantly impact our net sales, gross margins, operating income and net income.
      During 2004, steel producers were significantly impacted by a shortage of raw materials, rising raw material prices, increased product demand, producer consolidation and longer lead time requirements. These conditions resulted in unprecedented cost increases and translated into higher selling prices, gross profit dollars and margin percentages. During 2004, we were able to pass producers’ price increases and surcharges on to our customers. The base price of carbon flat-rolled steel began declining in September 2004, continuing into August 2005. Higher levels of inventory at steel service centers and end-use customers caused competitive pressures which compressed gross margin percentages during the first nine months of 2005. Steel pricing began increasing in the late third quarter of 2005 and remained relatively level during the fourth quarter of 2005, resulting in higher gross margin percentages.
      China is a large consumer of steel and steel products, which are integral to its current large scale industrial expansion. This large and growing demand for steel by China has significantly affected the global steel industry. Actions by our domestic and foreign competitors, including steel companies in China, to increase production, could result in an increased supply of steel in the United States which could result in lower prices for our products. Further, should China experience an economic downturn or slowing of its growth, its steel consumption could decrease and some of the supply it currently uses could be diverted to the U.S. markets we serve, which could depress steel prices. A decline in steel prices could adversely affect our sales, margins and profitability.

An interruption in the sources of our steel supply could have a material adverse effect on our results of operations.
      Recently, the steel producing supply base has experienced significant consolidation with the three largest domestic producers, Mittal, Nucor and US Steel, accounting for a majority of the domestic steel market. We purchased approximately 47% and 48% of our total steel requirements from these suppliers in 2005 and 2004, respectively. The number of available suppliers could be reduced in the future by factors such as further industry consolidation or bankruptcies affecting steel suppliers. Although we have no long-term supply commitments, we believe we have good relationships with each of our steel suppliers. If, in the future, we are unable to obtain sufficient amounts of steel on a timely basis, we may not be able to obtain steel from alternate sources at competitive prices. In addition, interruptions or reductions in our supply of steel could make it difficult to satisfy our customers’ just-in-time delivery requirements, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We service industries that are highly cyclical, and any downturn in our customers’ industries could reduce our sales, margins, and profitability.
      We sell our products in a variety of industries, including capital equipment manufacturers for industrial, agricultural and construction use, the automotive industry, and manufacturers of fabricated metal products. Our largest category of customers is producers of industrial machinery and equipment. Numerous factors, such as general economic conditions, consumer confidence, significant business interruptions, labor shortages or work stoppages, energy prices, seasonality and other factors beyond our control, may cause significant demand fluctuations from one or more of these industries. Any decrease in demand within one or more of these industries may be significant and may last for a lengthy period of time. Periods of economic slowdown or recession in the United States, downturns in demand, or a decrease in the prices that we can realize from sales of our products to customers in any of these industries, could result in lower sales, margins and profitability.
      Approximately 12% of our sales in 2004 and 2005 were directly to automotive manufacturers or manufacturers of automotive components and parts. Due to the concentration of customers in this industry our gross margins on these sales are generally less than our margins on sales to customers in other industries. Further pressure by the automotive manufactures to reduce their costs could result in even lower margins. If we are unable to generate sufficient future cash flow on our sales to automotive customers, we may be required to record an impairment charge against the assets which are used to service those customers.
Our success is dependent upon our relationships with certain key customers.
      We have derived and expect to continue to derive a significant portion of our revenues from a relatively limited number of customers. Our top three customers accounted for approximately 22% and 15% of our revenues in 2005 and 2004, respectively. Many of our larger customers commit to purchase on a regular basis at agreed upon prices ranging from three to twelve months. We generally do not have long-term contracts with our customers. As a result, the relationship, as well as particular orders, can generally be terminated with relatively little advance notice. The loss of any one of our major customers could have a material adverse effect on our business, financial condition or results of operations.
Customer credit constraints and credit losses could have a material adverse effect on our results of operations.
      In climates of higher steel prices, increased sales volume and consolidation among capital providers to the steel industry, the ability of our customers to maintain credit availability has become more challenging. In particular, certain customers in the automotive industry represent an increasing credit risk. Some customers have reduced their purchases because of these credit constraints. Moreover, our disciplined credit policies have, in some instances, resulted in lost sales. In recent years, we have experienced an increase in customer bankruptcies. Were we to lose sales or customers due to these actions, or if we have misjudged our credit estimations and they result in future credit losses, there could be a material adverse affect on our results of operations.

We depend on our senior management team and the loss of any member could prevent us from implementing our business strategy.
      Our success is dependent upon the management and leadership skills of our senior management team. We have employment agreements with our Chief Executive Officer and our Chief Financial Officer that expire on December 31, 2006, and an employment agreement with our President and Chief Operating Officer that expires on January 1, 2011. The loss of any members of our senior management team or the failure to attract and retain additional qualified personnel could prevent us from implementing our business strategy and continuing to grow our business at a rate necessary to maintain future profitability.
Labor disruptions at any of our facilities or those of major customers could adversely affect our business, results of operations and financial condition.
      Approximately 211 of the hourly plant personnel at our Minneapolis and Detroit facilities are represented by four separate collective bargaining units. The collective bargaining agreement covering hourly plant employees at our Minneapolis plate facility expires April 1, 2006 and, subject to the satisfactory completion of current negotiations, we believe that we will be able to reach agreement on a new contract. Collective bargaining agreements covering other Detroit and Minneapolis employees expire in 2007 and subsequent years. Any prolonged disruption in business arising from work stoppages by personnel represented by collective bargaining units could have a material adverse effect on our business, results of operations or financial condition.
      In addition, many of our significant customers, including in the automotive industry, have unionized workforces and have sometimes experienced significant labor disruptions such as work stoppages, slow-downs and strikes. A labor disruption at one or more of our major customers could interrupt production or sales by that customer and cause that customer to halt or limit orders for our products. Any such reduction in the demand for our products could adversely affect our business, results of operations or financial condition.
Risks associated with our growth strategy may adversely impact our ability to sustain our growth and our stock price may decline.
      Historically, we have grown internally by increasing sales and services to our existing customers, aggressively pursuing new customers and services, building new facilities, and acquiring and upgrading processing equipment in order to expand the range of value-added services we offer. In addition, we have grown through external expansion by the acquisition of other steel service centers and related businesses. We intend to continue to actively pursue our growth strategy in the future.
      The future expansion of an existing facility or construction on a new facility could have adverse effects on our results of operations due to the impact of the start-up costs and the potential for underutilization in the start-up phase of a facility. Consolidation in our industry has reduced the number of potential acquisition targets, and we are unable to predict whether or when any prospective acquisition candidate will become available or the likelihood that any acquisition will be completed. Moreover, in pursuing acquisition opportunities, we may compete for acquisition targets with other companies with similar growth strategies which may be larger and have greater financial and other resources than we have. Competition among potential acquirers could result in increased prices for acquisition targets. As a result, we may not be able to identify appropriate acquisition candidates or consummate acquisitions on satisfactory terms.
      Pursuit of acquisitions may divert management’s time and attention away from day-to-day operations. In order to achieve growth through acquisitions, expansion of current facilities, greenfield construction or otherwise, additional funding sources may be needed, and we may not be able to obtain the additional capital necessary to pursue our growth strategy on terms which are satisfactory.
The failure of our key computer-based systems could have a material adverse effect on our business.
      We currently maintain three separate computer-based systems in the operation of our business and we depend on these systems to a significant degree, particularly for inventory management. These systems are vulnerable to, among other things, damage or interruption from fire, flood, tornado and other natural disasters, power loss, computer system and network failures, operator negligence, physical and electronic loss of data, or security breaches and computer viruses. The destruction or failure of any one of our computer-based systems for any significant period of time could materially adversely affect our business, financial condition and results of operations and cash flows.
      We are currently investigating a potential new single system alternative to replace the three systems we currently use. The implementation of such a new system could require a significant deployment of capital and a significant use of management’s time. The implementation of a new system could result in difficulties or delays that could have a material adverse effect on our business and results of operations.
We may not be able to retain or expand our customer base if the United States manufacturing industry continues to erode.
      Our customer base primarily includes manufacturing and industrial firms in the United States, some of which are, or have considered, relocating production operations outside the United States or outsourcing particular functions outside the United States. Some customers have closed as they were unable to compete successfully with foreign competitors. Our facilities are located in the United States and, therefore, to the extent that our customers relocate or move operations where we do not have a presence, we could lose their business.
Our business is highly competitive, and increased competition could reduce our market share and harm our financial performance.
      Our business is highly competitive. We compete with steel service centers and, to a certain degree, steel producers and intermediate steel processors, on a regular basis, primarily on quality, price, inventory availability and the ability to meet the delivery schedules of our customers. We have different competitors for each of our products and within each region. Certain of these competitors have financial and operating resources in excess of ours. Increased competition could lower our margins or reduce our market share and have a material adverse effect on our financial performance.
Increases in energy prices would increase our operating costs, and we may be unable to pass all these increases on to our customers in the form of higher prices.
      If our energy costs increase disproportionately to our revenues, our earnings could be reduced. We use energy to manufacture and transport our products. Our operating costs increase if energy costs, including electricity, gasoline and natural gas, rise. During periods of higher energy costs, we may not be able to recover our operating cost increases through price increases without reducing demand for our products. In addition, we generally do not hedge our exposure to higher prices via energy futures contracts. Increases in energy prices will increase our operating costs and may reduce our profitability if we are unable to pass all the increases on to our customers.

We expect to finance our future growth through borrowings under our bank credit facility. Increased leverage could adversely impact our business and results of operations.
      Although we had no bank debt at the end of 2005, as we incur additional debt under our credit facility or otherwise to finance future growth, our leverage will increase as will the risks associated with such leverage. A high degree of leverage could have important consequences to us. For example, it could:

•	increase our vulnerability to adverse economic and industry conditions;

•	require us to dedicate a substantial portion of cash from operations to the payment of debt service, thereby reducing the availability of cash to fund working capital, capital expenditures dividends and other general corporate purposes;

•	limit our ability to obtain additional financing for working capital, capital expenditures, general corporate purposes or acquisitions;

•	place us at a disadvantage compared to our competitors that are less leveraged; and

•	limit our flexibility in planning for, or reacting to, changes in our business and in the steel industry.
Risks Related to Our Common Stock
The market price for our common stock may be volatile.
      In recent periods, there has been volatility in the market price for our common stock. Furthermore, the market price of our common stock could fluctuate substantially in the future in response to a number of factors, including, but not limited to, the risk factors listed herein.
      In addition, in recent years the stock market has experienced significant price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to their operating performance. These broad market fluctuations may materially adversely affect our stock price, regardless of our operating results.
Our quarterly results may be volatile.
      Our operating results have varied on a quarterly basis during our operating history and are likely to fluctuate significantly in the future. Our operating results may be below the expectations of our investors as a result of a variety of factors, many of which are outside our control. Factors that may affect our quarterly operating results include, but are not limited, the risk factors listed above.
      Many factors could cause our revenues and operating results to vary significantly in the future. Accordingly, we believe that quarter-to-quarter comparisons of our operating results are not necessarily meaningful. Investors should not rely on the results of one quarter as an indication of our future performance. Further, it is our practice not to provide forward-looking sales or earnings guidance and not to endorse any analyst’s sales or earnings estimates. Nonetheless, if our results of operations in any quarter do not meet analysts’ expectations, our stock price could materially decrease.
ITEM 1B.     UNRESOLVED STAFF COMMENTS
      None.

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

		Square		Owned or
Operation	Location	Feet	Function	Leased

Cleveland	Bedford Heights, Ohio (1)	127,000	Corporate headquarters and coil processing and distribution center	Owned
	Bedford Heights, Ohio (1)	121,500	Coil and plate processing, distribution center and offices	Owned
	Bedford Heights, Ohio (1)	59,500	Plate processing, distribution center and offices	Leased (2)
Minneapolis	Plymouth, Minnesota	196,800	Coil and plate processing, distribution center and offices	Owned
	Plymouth, Minnesota	112,200	Plate processing, distribution center and offices	Owned
Detroit	Detroit, Michigan	256,000	Coil processing, distribution center and offices	Owned
South	Winder, Georgia	240,000	Coil and plate processing, distribution center and offices	Owned
Iowa	Bettendorf, Iowa	190,000	Coil and plate processing, distribution center and offices	Owned
Connecticut	Milford, Connecticut	134,000	Coil processing, distribution center and offices	Owned
Philadelphia	Lester, Pennsylvania	92,500	Plate processing, distribution center and offices	Leased (3)
Chambersburg	Chambersburg,	87,000	Plate processing and machining,	Owned
	Pennsylvania	150,000	distribution center and offices	Owned (4)
Chicago	Schaumburg, Illinois	80,500	Coil processing, distribution center and offices	Owned

(1)	The Bedford Heights facilities are all adjacent properties.

(2)	This facility is leased from a related party pursuant to the terms of a triple net lease for $195,300 per year. The lease expires in June 2010, with one renewal option for an additional 10 years.

(3)	The lease on this facility expires on December 31, 2006, with a 1 year renewal option.

(4)	In January 2006, we purchased a 150,000 square foot facility in Chambersburg, Pennsylvania which will allow us to further expand our plate processing and machining operations in that geographic area.
      Our international sales office is located in Jacksonville, Florida. We also participate in one joint venture which owns a facility in Michigan. All of the properties listed in the table as owned are subject to mortgages securing our debt agreements. Management believes we will be able to accommodate our capacity needs for the immediate future at our existing facilities.

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
      Michael D. Siegal, age 53, has served as our Chief Executive Officer since 1984, and as Chairman of the Board of Directors since 1994. From 1984 until January 2001, he also served as President. He has been employed by us in a variety of capacities since 1974. Mr. Siegal is a member of the Board of Directors and Executive Committee of the Metals Service Center Institute (MSCI). He previously served as National Chairman of Israel Bonds and presently serves as Vice Chairman of the Development Corporation for Israel and as an officer for the Cleveland Jewish Community Federation. He is also a member of the Board of Directors of American National Bank (Cleveland, Ohio).
      David A. Wolfort, age 53, has served as our President since January 2001 and Chief Operating Officer since 1995. He has been a director since 1987. He previously served as Vice President Commercial from 1987 to 1995, after having joined us in 1984 as General Manager. Prior thereto, he spent eight years with a primary steel producer in a variety of sales assignments. Mr. Wolfort is a director of the MSCI and previously served as Chairman of MSCI’s Political Action Committee and Governmental Affairs Committee. He is also a member of the Northern Ohio Regional Board of the Anti-Defamation League.
      Richard T. Marabito, age 42, serves as our Chief Financial Officer (CFO). He joined us in 1994 as Corporate Controller and served in this capacity until being named CFO in March 2000. He also served as Treasurer from 1994 through 2002. Prior to joining us, Mr. Marabito served as Corporate Controller for Waxman Industries, Inc., a publicly traded wholesale distribution company. Mr. Marabito was employed from 1985 to 1990 by a national accounting firm in its audit department. Mr. Marabito is a director of the MSCI and is the Chairman of the MSCI’s Foundation for Education and Research. He is also a board member of the Make-A-Wish Foundation of Northeast Ohio.
      Heber MacWilliams, age 62, serves as our Chief Information Officer, and has been employed by us since 1994. Prior to joining us, Mr. MacWilliams spent 14 years as partner in charge of management consulting at Walthall & Drake, a public accounting firm in Cleveland, Ohio. He is Chairman of the MSCI Supply Chain Committee, and is a member and past president of the Northeast Ohio Chapter of the Society for Information Management.
      Richard A. Manson, age 37, has served as our Treasurer since January 2003, and has been employed by us since 1996. From 1996 through 2002, he served as Director of Taxes and Risk Management. Prior to joining us, Mr. Manson was employed for seven years by a national accounting firm in its tax department. Mr. Manson is a certified public accountant and is a member of the Ohio Society of Certified Public Accountants and the American Institute of Certified Public Accountants.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Price Range of Common Stock
      Our Common Stock trades on the Nasdaq National Market under the symbol “ZEUS.” The following table sets forth, for each quarter in the two year period ended December 31, 2005, the high and low closing prices of our Common Stock as reported by the Nasdaq National Market:

	2005		2004

	High	Low	High	Low

First quarter	$26.45	$17.88	$14.00	$7.24
Second quarter	17.99	13.31	20.42	10.89
Third quarter	18.29	13.21	24.69	16.95
Fourth quarter	25.23	15.27	29.90	16.93
Holders of Record
      On March 1, 2006, we estimate there were approximately 3,900 beneficial holders of our Common Stock.
Dividends
      We did not pay any dividends in the two years ended December 31, 2005.
      In February 2006, our Board of Directors approved a quarterly dividend of $.03 per share to shareholders of record as of March 1, 2006, payable on March 15, 2006. We expect to make regular quarterly dividend distributions in the future, subject to the continuing determination by our Board of Directors that the dividend remains in the best interest of our shareholders. Our banking agreement restricts the amount of dividends that we can pay. Any determinations by the Board of Directors to pay cash dividends in the future will take into account various factors, including our financial condition, results of operations, current and anticipated cash needs, plans for expansion and current restrictions under our credit agreement. We cannot assure you that dividends will be paid in the future or that, if paid, the dividends will be at the same amount or frequency.
Issuer Purchases of Equity Securities
      We did not repurchase any of our equity securities during the quarter ended December 31, 2005.
Recent Sales of Unregistered Securities
      We did not have any unregistered sales of equity securities during the year ended December 31, 2005.

ITEM 6.	SELECTED FINANCIAL DATA
      The following table sets forth selected data of the Company for each of the five years in the period ended December 31, 2005. The data presented should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this report.

	For the Years Ended December 31,

	2005	2004	2003	2002	2001

	(In thousands, except per share data)
Tons Sold Data:
Direct	1,091	1,171	996	1,004	936
Toll (a)	189	184	185	154	131
Total	1,280	1,355	1,181	1,158	1,067
Income Statement Data:
Net sales (a)	$939,210	$894,157	$472,548	$459,384	$404,803
Gross profit (b)	166,471	242,370	99,856	109,776	102,740
Operating expenses (c)	122,450	139,563	99,690	103,938	99,869
Operating income	44,021	102,807	166	5,838	2,871
Income (loss) from joint ventures (d)	(4,125)	741	(1,012)	606	(160)
Interest and other financing costs	3,703	4,655	4,155	8,071	7,733
Income (loss) from continuing operations before income taxes and cumulative effect of a change in accounting principle	36,193	98,893	(5,001)	(1,627)	(5,022)
Net income (loss)	$22,092	$60,078	$(3,260)	$(5,759)	$(3,648)
Earnings (Loss) Per Share Data:
Basic (e)	$2.18	$6.12	$(0.34)	$(0.60)	$(0.38)
Diluted	$2.11	$5.88	$(0.34)	$(0.60)	$(0.38)
Weighted average shares — basic	10,134	9,816	9,646	9,637	9,588
Weighted average shares — diluted	10,457	10,222	9,646	9,637	9,588
Balance Sheet Data (end of period):
Current assets	$227,655	$287,307	$155,794	$162,686	$117,240
Current liabilities	94,603	95,688	42,574	43,962	32,455
Working capital	133,052	191,619	113,220	118,724	84,785
Total assets	305,606	374,146	249,002	262,911	235,386
Total debt	—	96,022	97,797	106,793	84,499
Shareholders’ equity	200,321	176,525	112,236	115,495	121,243

(a)	Net sales generated from toll tons sold represented less than 3% of consolidated net sales for all years presented.

(b)	Gross profit is calculated as net sales less the cost of materials sold, exclusive of depreciation.

(c)	Operating expenses are calculated as total costs and expenses less the cost of materials sold.

(d)	2005 includes $3,500 loss on disposition of OLP joint venture.

(e)	Calculated by dividing net income (loss) by weighted average shares outstanding.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed under Item 1A. Risk Factors in this Annual Report on Form 10-K. The following section is qualified in its entirety by the more detailed information, including our financial statements and the notes thereto, which appears elsewhere in this Annual Report.
Overview
      We are a leading U.S. steel service center with over 50 years of experience. Our primary focus is on the direct sale and distribution of large volumes of processed carbon, coated and stainless flat-rolled sheet, coil and plate products. We act as an intermediary between steel producers and manufacturers that require processed steel for their operations. We serve customers in most carbon steel consuming industries, including manufacturers and fabricators of transportation and material handling equipment, automobiles, construction and farm machinery, storage tanks, environmental and energy generation, food service and electrical equipment, as well as general and plate fabricators, and steel service centers. We distribute our products primarily through a direct sales force.
      We operate as a single business segment with 12 strategically-located processing and distribution facilities in Connecticut, Georgia, Illinois, Iowa, Michigan, Minnesota, Ohio and Pennsylvania. This geographic footprint allows us to focus on regional customers and larger national and multi-national accounts, primarily located throughout the midwestern, eastern and southern United States.
      Our G.S.P., LLC (GSP) joint venture is a certified Minority Business Enterprise company supporting the flat-rolled steel requirements of the automotive industry. In January 2006, we announced plans to close the Olympic Laser Processing (OLP) joint venture facility in Detroit, Michigan. OLP, which was a processor of laser welded steel blanks for the automotive industry, ceased operations in the first quarter of 2006. Our 49% interest in GSP and our 50% interest in OLP are accounted for under the equity method.
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
      Our results of operations are affected by numerous external factors including, but not limited to, general and global business, economic and political conditions, competition, steel pricing and availability, energy prices, pricing and availability of raw materials used in the production of steel, customer demand for steel and their ability to manage their credit line availability and layoffs or work stoppages by our own, our suppliers’ or our customers’ personnel.
      The collective bargaining agreement covering hourly plant employees at our Minneapolis plate facility expires April 1, 2006. Collective bargaining agreements covering our Detroit and other Minneapolis employees expire in 2007 and subsequent years. We have never experienced a work stoppage and we believe that our relationship with employees is good. However, any prolonged work stoppages by our personnel represented by collective bargaining units could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Critical Accounting Policies
      This discussion and analysis of financial condition and results of operations is based on the company’s consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires the use of estimates and assumptions related to the reporting of assets, liabilities, revenues, expenses and related disclosures. In preparing these financial statements, we have made our best estimates and judgments of certain amounts included in the financial statements. Estimates are revised periodically. Actual results could differ from these estimates.
      We believe the following critical accounting policies affect our more significant judgments and estimates used in preparation of our consolidated financial statements:

Allowance for Doubtful Accounts Receivable
      We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The allowance is maintained at a level considered appropriate based on historical experience and specific customer collection issues that we have identified. Estimations are based upon the application of an historical collection rate to the outstanding accounts receivable balance, which remains fairly level from year to year, and judgments about the probable effects of economic conditions on certain customers, which can fluctuate significantly from year to year. We cannot be certain that the rate of future credit losses will be similar to past experience. We consider all available information when assessing the adequacy of our allowance for doubtful accounts each quarter.

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

Results of Operations
      The following table sets forth certain income statement data for the years ended December 31, 2005, 2004 and 2003 (dollars shown in thousands):

	2005		2004		2003

		% of net		% of net		% of net
	$	sales	$	sales	$	sales

Net sales	$939,210	100.0%	$894,157	100.0%	$472,548	100.0%
Gross profit (a)	166,471	17.7%	242,370	27.1%	99,856	21.1%
Operating expenses (b)	122,450	13.0%	139,563	15.6%	99,690	21.1%
Operating income	$44,021	4.7%	$102,807	11.5%	$166	0.0%

(a)	Gross profit is calculated as net sales less the cost of materials sold, exclusive of depreciation.

(b)	Operating expenses are calculated as total costs and expenses less the cost of materials sold.
2005 Compared to 2004
      Tons sold in 2005 decreased 5.6% to 1.28 million from 1.36 million last year. Tons sold in 2005 included 1.09 million from direct sales and 189 thousand from toll processing, compared with 1.17 million direct tons and 184 thousand toll tons in 2004. The decrease in tons sold in 2005 was primarily attributable to lower sales to automotive customers, lower sales to other service centers and lower overall demand across most sectors in 2005 when compared to 2004.
      Net sales in 2005 increased 5.0% to $939.2 million from $894.2 million. Average selling prices for 2005 increased 11.2% from 2004. Higher levels of inventory held by steel service centers and end-use customers led to competitive pressures and declining selling prices during the first nine months of 2005. Average selling prices began increasing during the third quarter of 2005 and the higher selling prices were sustained during the fourth quarter of 2005. We expect steel selling prices in the first quarter of 2006 to be relatively consistent with the fourth quarter of 2005.
      In 2005, gross profit, as a percentage of net sales, decreased to 17.7% from 27.1% in 2004. As the base price of steel declined, competitive pressures resulted in lower selling prices and gross margin during the first nine months of 2005. Gross margin levels began increasing during the end of the third quarter of 2005 and the increased gross margin levels were sustained during the fourth quarter of 2005 as average selling prices increased. While first quarter 2006 steel selling prices are expected to remain relatively consistent with fourth quarter 2006 levels, we expect gross margin levels in the first quarter of 2006 to decrease from the fourth quarter of 2005 as higher costed inventory is sold.
      As a percentage of net sales, operating expenses for 2005 decreased to 13.0% from 15.6% in 2004. Operating expenses for 2005 decreased 12.3% to $122.5 million from $139.6 million in 2004. The decrease in operating expenses was primarily the result of lower variable compensation in 2005, partially offset by higher distribution costs.
      In 2005, losses from joint ventures totaled $625 thousand compared with income of $741 thousand in 2004. We also recorded a $3.5 million loss on the disposition of our OLP joint venture, which includes writing off our $1.3 million equity investment and covering an estimated $2.2 million under our guarantee of OLP’s debt.
      Financing costs for 2005 decreased to $3.7 million from $4.6 million in 2004. During 2005, we repaid all outstanding bank debt and we remained free of bank debt as of December 31, 2005. We retain the ability to borrow up to $110 million against our revolving credit facility. We expect our debt levels during the first quarter of 2006 to remain relatively low. All deferred financing costs had been fully amortized as of December 31, 2005.
      In 2005, we reported income before income taxes of $36.2 million, compared to $98.9 million in 2004. An income tax provision of 39.0% was recorded during 2005, compared to 39.2% in 2004. Taxes paid in 2005 totaled $16.9 million, compared to $25.7 million in 2004. We expect our effective tax rate in 2006 to be slightly lower than in 2005.

      Net income for 2005 totaled $22.1 million or $2.11 per diluted share, compared to $60.1 million or $5.88 per diluted share in 2004.
2004 Compared to 2003
      Tons sold in 2004 increased 14.7% to 1.36 million from 1.18 million in 2003. Tons sold in 2004 included 1.17 million from direct sales and 184 thousand from toll processing, compared with 997 thousand direct tons and 185 thousand toll tons in 2003. The increase in tons sold was attributable to increased customer demand across substantially all steel consuming markets. Tons sold in the fourth quarter of 2004 were lower, particularly sales to other service centers, as a result of higher inventories at service centers.
      Net sales in 2004 increased 89.2% to $894.2 million from $472.5 million. Strong customer demand, combined with tight supply and rising raw material costs for steel production, resulted in a dramatic increase in steel pricing. Average selling prices for 2004 increased 64.9% from 2003. Market prices for steel declined in the seasonally slower fourth quarter.
      In 2004 gross profit increased to 27.1% from 21.1% in 2003. The gross profit increase was primarily the result of strong customer demand for steel coupled with tight supply conditions. During 2004 we were able to pass on to our customers steel producers’ price increases and surcharges.
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
Liquidity and Capital Resources
      Our principal capital requirements include funding working capital needs, the purchasing and upgrading of processing equipment and facilities, investing in joint ventures and potential acquisitions and infrastructure, technology investments and the payment of quarterly dividends. We use cash generated from operations, leasing transactions, and our credit facility to fund these requirements.
      Working capital at December 31, 2005 decreased $58.6 million from the end of the prior year. The decrease was primarily attributable to a $13.2 million decrease in accounts receivable, a $51.9 million decrease in inventories and a $13.7 million increase in accounts payable offset, in part, by a $12.1 million decrease in accrued payroll and accrued liabilities.
      During 2005, we generated $87.0 million of net cash from operations, of which $35.9 million was derived from cash earnings and $51.1 million from working capital reductions. We used $80.0 million of cash to pay down debt and $2.2 million for capital spending. Over the next 18 months, we expect to increase our capital spending significantly over recent levels. In January 2006, we purchased a 150,000 square foot facility in Chambersburg, Pennsylvania for $5.2 million to expand our plate processing and machining activities in that geographic area. We plan on adding at least six new laser-processing lines during 2006 which will be financed through operating leases. We also anticipate using our financial position to take advantage of the consolidating service center industry.
      Our secured bank financing agreement (the Credit Facility) is a revolving credit facility collateralized by our accounts receivable, inventories, and substantially all of our property and equipment. Borrowings are limited to the lesser of a borrowing base, comprised of eligible accounts receivable and inventories, or $110 million in the aggregate. In June 2005, we entered into an amendment of the Credit Facility which: (i) extended the maturity of the existing Credit Facility from December 15, 2006 to December 15, 2008; and (ii) added an accordion feature which allows up to $25 million of additional availability at a future date, subject to the terms and conditions set forth in the amendment.
      During 2005 fees and expenses associated with the origination and amendment of the Credit Facility were amortized to interest and other expense on debt. All such costs were fully amortized as of December 31, 2005.
      The Credit Facility requires us to comply with various covenants, the most significant of which include: (i) minimum availability of $10 million, tested monthly; (ii) a minimum fixed charge coverage ratio of 1.25, and a maximum leverage ratio of 1.75, which are tested quarterly; (iii) restrictions on additional indebtedness; and (iv) limitations on capital expenditures and investments. At December 31, 2005, we had $97.3 million of availability and were in compliance with our covenants.
      We believe that funds available under our Credit Facility, together with funds generated from operations and leases, will be sufficient to provide us with the liquidity necessary to fund anticipated working capital requirements and capital expenditure requirements over the next 12 months. Capital requirements are subject to change as business conditions warrant and opportunities arise.
Contractual Obligations
      The following table reflects our contractual obligations as of December 31, 2005. Open purchase orders for raw materials and supplies used in the normal course of business have been excluded from the following table.

Contractual Obligations		Less than			More than
(amounts in thousands)	Total	1 year	1-3 years	3-5 years	5 years

Long-term debt obligations	$—	$—	$—	$—	$—
Loan guarantee obligations	2,167	2,167	—	—	—
Other long-term liabilities	2,962	582	1,744	—	636
Operating leases	7,365	1,907	4,938	520	—

Total contractual obligations	$12,494	$4,656	$6,682	$520	$636

Off Balance Sheet Arrangements
      An off-balance sheet arrangement is any contractual arrangement involving an unconsolidated entity under which a company has (a) made guarantees, (b) a retained or a contingent interest in transferred assets, (c) any obligation under certain derivative instruments or (d) any obligation under a material variable interest in an unconsolidated entity that provides financing, liquidity, market risk, or credit risk support to a company, or engages in leasing, hedging, or research and development services within a company.
      As of December 31, 2005, we guaranteed 50% of OLP’s $14.9 million and 49% of GSP’s $3.7 million of outstanding debt on a several basis. These guarantees were a requirement of the joint venture companies’ financing agreements. As part of the $3.5 million loss on disposition of joint venture shown on our Consolidated Statements of Operations, we anticipate funding $2.2 million under our guarantee of OLP’s debt in 2006.

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
      In March 2005, the FASB staff issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 clarifies the term conditional asset retirement obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations” as well as other issues related to asset retirement obligations. FIN 47 is effective for fiscal years ending after December 15, 2005. The adoption of FIN 47 did not have a material impact on our financial statements.

ITEM 7A.	QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK
      During 2004, steel producers were significantly impacted by a shortage of raw materials, rising raw material prices, increased product demand, producer consolidation and longer lead time requirements. These conditions resulted in unprecedented cost increases and translated into higher gross profit dollars and margin percentages. During 2004, we were able to pass producers’ price increases and surcharges on to our customers. The base price of carbon flat-rolled steel began declining in September 2004, continuing into August 2005. Higher levels of inventory at steel service centers and end-use customers caused competitive pressures which compressed gross margin percentages during the first nine months of 2005. Steel prices began increasing in the third quarter or 2005 and remained relatively level during the fourth quarter of 2005.
      We are exposed to the impact of interest rate changes and fluctuating steel prices. We have not entered into any interest rate or steel commodity hedge transactions for speculative purposes or otherwise.
      Inflation generally affects us by increasing the cost of employee wages and benefits, transportation services, processing equipment, purchased steel, energy, and borrowings under our credit facility. General inflation has not had a material effect on our financial results during the past three years; however, we have experienced increased distribution expenses as a result of higher fuel costs.
      When raw material prices increase, competitive conditions will influence how much of the steel price increase can be passed on to our customers. When raw material prices decline, customer demands for lower costed product result in lower selling prices. Declining steel prices have generally adversely affected our net sales and net income while increasing steel prices have favorably affected net sales and net income.
      Our primary interest rate risk exposure results from variable rate debt. We currently do not hedge our exposure to variable interest rate risk. However, we have the option to enter into 30 to 180 day fixed base rate EURO loans under the credit facility.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Olympic Steel, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors
of Olympic Steel, Inc.:
      We have completed an integrated audit of Olympic Steel, Inc.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements
      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Olympic Steel, Inc. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
      Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing herein, that the Company maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
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
March 14, 2006

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
      Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, our management used the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment we concluded that, as of December 31, 2005, our internal control over financial reporting was effective based on those criteria.
      Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Olympic Steel, Inc.
Consolidated Statements of Operations
For The Years Ended December 31, 2005, 2004, and 2003
(in thousands, except per share data)

	2005	2004	2003

Net sales	$939,210	$894,157	$472,548
Costs and expenses
Cost of materials sold (exclusive of depreciation shown below)	772,739	651,787	372,692
Warehouse and processing	41,461	42,582	33,127
Administrative and general	32,229	44,820	22,901
Distribution	21,171	18,775	16,538
Selling	14,838	19,792	14,867
Occupancy	4,728	4,898	3,936
Depreciation	8,023	8,209	8,321
Asset impairment charge	—	487	—

Total costs and expenses	895,189	791,350	472,382

Operating income	44,021	102,807	166
Income (loss) from joint ventures	(625)	741	(1,012)
Loss on disposition of joint venture	(3,500)	—	—

Income (loss) before financing costs and income taxes	39,896	103,548	(846)
Interest and other expense on debt	3,703	4,655	4,155

Income (loss) before income taxes	36,193	98,893	(5,001)
Income tax provision (benefit)	14,101	38,815	(1,741)

Net income (loss)	$22,092	$60,078	$(3,260)

Net income (loss) per share — basic	$2.18	$6.12	$(0.34)

Weighted average shares outstanding — basic	10,134	9,816	9,646
Net income (loss) per share — diluted	$2.11	$5.88	$(0.34)

Weighted average shares outstanding — diluted	10,457	10,222	9,646
The accompanying notes are an integral part of these statements.

Olympic Steel, Inc.
Consolidated Balance Sheets
As of December 31, 2005 and 2004
(in thousands)

	2005	2004

Assets
Cash and cash equivalents	$9,555	$4,684
Accounts receivable, net	80,131	93,336
Inventories	134,236	186,124
Prepaid expenses and other	3,733	3,163

Total current assets	227,655	287,307

Property and equipment, at cost	155,231	153,235
Accumulated depreciation	(77,480)	(69,664)

Net property and equipment	77,751	83,571

Investments in joint ventures	200	2,311
Deferred financing fees, net	—	957

Total assets	$305,606	$374,146

Liabilities
Current portion of long-term debt	$—	$4,892
Accounts payable	77,412	63,680
Accrued payroll	6,239	16,778
Other accrued liabilities	10,952	10,338

Total current liabilities	94,603	95,688

Credit facility revolver	—	58,638
Term loans	—	29,212
Industrial revenue bonds	—	3,280

Total long-term debt	—	91,130

Other long-term liabilities	2,962	—
Deferred income taxes	7,720	10,803

Total liabilities	105,285	197,621

Shareholders’ Equity
Preferred stock, without par value, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, without par value, 20,000 shares authorized, 10,154 and 10,039 issued and outstanding after deducting 538 and 653 shares in treasury at December 31, 2005 and 2004, respectively	104,956	103,252
Retained earnings	95,365	73,273

Total shareholders’ equity	200,321	176,525

Total liabilities and shareholders’ equity	$305,606	$374,146

The accompanying notes are an integral part of these balance sheets.

Olympic Steel, Inc.
Consolidated Statements of Cash Flows
For The Years Ended December 31, 2005, 2004 and 2003
(in thousands)

	2005	2004	2003

Cash flows from operating activities:
Net income (loss)	$22,092	$60,078	$(3,260)
Adjustments to reconcile net income (loss) to net cash from operating activities —
Depreciation and amortization	8,980	9,753	9,060
Loss (income) from joint ventures, net of distributions	778	(686)	1,012
Loss on disposition of joint venture	3,500	—	—
Asset impairment charge	—	487	—
Loss on disposition of property and equipment	27	58	38
Tax benefit from exercise of stock options	652	1,622	—
Other long-term liabilities	2,962	—	—
Long-term deferred income taxes	(3,083)	9,531	(2,362)

	35,908	80,843	4,488
Changes in working capital:
Accounts receivable	13,205	(36,761)	(8,922)
Inventories	51,888	(93,349)	9,062
Prepaid expenses and other	(570)	(369)	4,015
Accounts payable	(1,296)	32,335	2,680
Accrued payroll and other accrued liabilities	(12,092)	20,764	(1,771)

	51,135	(77,380)	5,064

Net cash from operating activities	87,043	3,463	9,552

Cash flows from investing activities:
Capital expenditures	(2,230)	(2,029)	(836)
Proceeds from disposition of property and equipment	—	123	1,292
Investments in joint ventures	—	—	(2,000)

Net cash used for investing activities	(2,230)	(1,906)	(1,544)

Cash flows from financing activities:
Credit facility revolver borrowings (payments), net	(49,517)	(4,304)	(1,674)
Change in outstanding checks	5,907	7,405	(349)
Debt repayments	(37,384)	(4,876)	(6,973)
Credit facility closing fees and expenses	—	(700)	(275)
Repayment of officer note receivable	—	675	—
Proceeds from exercise of stock options and employee stock purchases	1,052	1,840	24
Escrowed cash restricted for payment of debt	—	—	2,590

Net cash from (used for) financing activities	(79,942)	40	(6,657)

Cash and cash equivalents:
Net increase	4,871	1,597	1,351
Beginning balance	4,684	3,087	1,736

Ending balance	$9,555	$4,684	$3,087

The accompanying notes are an integral part of these statements.

Olympic Steel, Inc.
Consolidated Statements of Shareholders’ Equity
For The Years Ended December 31, 2005, 2004 and 2003
(in thousands)

	Common	Officer Note	Retained
	Stock	Receivable	Earnings

Balance at December 31, 2002	$99,766	$(726)	$16,455
Net loss	—	—	(3,260)
Interest on officer note	—	(35)	—
Payment of interest on officer note	—	12	—
Exercise of stock options and employee stock purchases (7 shares)	24	—	—

Balance at December 31, 2003	99,790	(749)	13,195
Net income	—	—	60,078
Interest on officer note	—	(23)	—
Payment of interest on officer note	—	97	—
Repayment of officer note principal	—	675	—
Exercise of stock options and employee stock purchases (389 shares)	3,462	—	—

Balance at December 31, 2004	103,252	—	73,273
Net income	—	—	22,092
Exercise of stock options and employee stock purchases (115 shares)	1,704	—	—

Balance at December 31, 2005	$104,956	$—	$95,365

The accompanying notes are an integral part of these statements.

Olympic Steel, Inc.
Notes to Consolidated Financial Statements
For The Years Ended December 31, 2005, 2004, and 2003
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
Nature of Business
      The Company is a U.S. steel service center with over 50 years of experience in specialized processing and distribution of large volumes of carbon, coated carbon and stainless steel, flat-rolled sheet, and coil and plate products from 12 facilities in eight midwestern and eastern states. The Company operates as one business segment.
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
Concentration Risks
      The Company is a major customer of flat-rolled coil and plate steel for many of its principal suppliers, but is not dependent on any one supplier. The Company purchased approximately 47%, 48% and 55% of its total steel requirements from its three largest suppliers in 2005, 2004 and 2003, respectively.
      The Company has a diversified customer and geographic base, which reduces the inherent risk and cyclicality of its business. The concentration of net sales to the Company’s top 20 customers approximated 42%, 34% and 32% of net sales in 2005, 2004 and 2003, respectively. In addition, the Company’s largest customer accounted for approximately 11%, 8% and 5% of net sales in 2005, 2004 and 2003, respectively. Sales to the three largest U.S. automobile manufacturers and their suppliers, made principally by the Company’s Detroit operation, and sales to other steel service centers, accounted for approximately 12% and 10%, respectively, of the Company’s net sales in 2005, 12% and 11% of net sales in 2004, and 14% and 11% of net sales in 2003.
Cash and Cash Equivalents
      Cash equivalents consist of short-term highly liquid investments, with a three month or less maturity, which are readily convertible into cash.
Accounts Receivable
      Accounts receivable are presented net of allowances for doubtful accounts of $2,169 and $2,201 as of December 31, 2005 and 2004, respectively. Bad debt expense totaled $2,064 in 2005, $2,384 in 2004, and $3,963 in 2003. The higher level of bad debt expense in 2003 related to uncollectible receivables primarily from a customer that unexpectedly filed for bankruptcy protection in December 2003.
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
Property and Equipment, and Depreciation
      Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets ranging from 3 to 30 years.
Income Taxes
      The Company, on its consolidated balance sheets, records as an offset to the estimated effect of temporary differences between the tax basis of assets and liabilities and the reported amounts in its consolidated balance sheets, the tax effect of operating loss and tax credit carryforwards. If the Company determines that it will not be able to fully realize a deferred tax asset, it will record a valuation allowance to reduce such deferred tax asset to its realizable value.
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
      If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date under SFAS No. 123, net income (loss) and net income (loss) per share would have changed by the amounts shown below:

	Years Ended December 31,

	2005	2004	2003

	(In thousands, except per share data)
Net income (loss), as reported	$22,092	$60,078	$(3,260)
Pro forma expense, net of tax	(348)	(2,068)	(239)

Pro forma net income (loss)	$21,744	$58,010	$(3,499)

Basic net income (loss) per share:
As reported	$2.18	$6.12	$(0.34)

Pro forma	$2.15	$5.91	$(0.36)

Diluted net income (loss) per share:
As reported	$2.11	$5.88	$(0.34)

Pro forma	$2.08	$5.68	$(0.36)

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

	Years Ended December 31,

	2005	2004	2003

	(In thousands, except per share data)
Weighted average shares outstanding	10,134	9,816	9,646
Assumed exercise of stock options	323	406	—

Weighted average diluted shares	10,457	10,222	9,646

Net income (loss)	$22,092	$60,078	$(3,260)
Basic earnings (loss) per share	$2.18	$6.12	$(0.34)

Diluted earnings (loss) per share	$2.11	$5.88	$(0.34)

      As of December 31, 2005 and December 31, 2004, no stock options were anti-dilutive. Due to the net loss, all stock options were anti-dilutive as of December 31, 2003.
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

The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 is not expected to have a material impact on the Company’s financial statements.
      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123-R (SFAS No. 123-R). SFAS 123-R establishes standards for accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those securities. SFAS 123-R also requires an entity to recognize the cost of employee services received in share-based payment transactions, thereby reflecting the economic consequences of those transactions in the financial statements. SFAS 123-R applies to all awards granted on or after July 1, 2005, and to awards modified, vested, repurchased, or canceled after that date. Due to the relatively few number of stock options vesting after the effective date, SFAS 123-R is not expected to have a material impact on the Company’s financial statements.
      In March 2005, the FASB staff issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 clarifies the term conditional asset retirement obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations” as well as other issues related to asset retirement obligations. FIN 47 is effective for fiscal years ending after December 15, 2005. The adoption of FIN 47 did not have a material impact on the Company’s financial statements.

2.	Impairment Charge:
      In 2002, the Company closed its unprofitable tube processing operation (Tubing) in Cleveland, Ohio. In accordance with Statement of Financial Accounting Standards No. 144 (SFAS No. 144), “Accounting for the Impairment or Disposal of Long-Lived Assets,” Tubing’s assets were written down to their estimated fair value less costs to sell. The accompanying Consolidated Statements of Operations reflects a $487 asset impairment charge in 2004 which reduced the carrying value of the assets to its then estimated fair value of $150. The assets were sold in the third quarter of 2004 for $150.

3.	Investments in Joint Ventures:
      The Company and the United States Steel Corporation (USS) each own 50% of Olympic Laser Processing (OLP), a company that processes laser welded sheet steel blanks for the automotive industry. In January 2006, the Company and USS announced the closing of OLP. In conjunction with the closing, the Company recorded a $3,500 charge for the disposition of the joint venture. As of December 31, 2005, the Company guarantees 50% of OLP’s $14.9 million of outstanding bank debt on a several basis. The $3,500 charge includes $2,167 which the Company expects to fund under the guarantee. The remaining $1,333 charge represents the impairment of the Company’s remaining investment in OLP.
      The Company has a 49% ownership interest in G.S.P., LLC (GSP), a joint venture to support the flat-rolled steel requirements of the automotive industry as a Minority Business Enterprise. The Company has cumulatively contributed $603 in cash to capitalize GSP. GSP is a certified member of the Michigan Minority Business Development Council. The Company guarantees 49% of the outstanding debt under GSP’s demand note bank loan agreement. GSP bank debt outstanding at December 31, 2005 totaled $3,720.

      The following table sets forth selected data for the Company’s OLP and GSP joint ventures:

	Years Ended December 31,

Income Statement Data:	2005	2004	2003

Net sales	$57,211	$46,947	$36,268
Gross profit	11,538	15,446	11,553
Operating income (loss)	(284)	2,281	(1,294)
Loss on disposition of OLP joint venture	(7,000)	—	—
Net income (loss)	$(8,264)	$1,514	$(2,031)

	As of December 31,

Balance Sheet Data:	2005	2004

Current assets	$18,510	$15,129
Net property and equipment	16,799	18,678
Current liabilities	39,288	19,064
Long-term liabilities	$—	$10,453
      Due to the closure of OLP, all bank debt has been reclassified to current liabilities.
      After writing off the remaining investment in OLP, the Company’s investments in joint ventures, accounted for under the equity method, totaled $200 and $2,311 at December 31, 2005 and 2004, respectively.

4.	Property and Equipment:
      Property and equipment consists of the following:

		As of December 31,
	Depreciable
	Lives	2005	2004

Land	—	$8,842	$8,842
Land improvements	10	1,152	1,152
Buildings and improvements	30	54,752	54,664
Machinery and equipment	10-15	78,954	77,313
Furniture and fixtures	7	4,511	4,540
Computer equipment	5	6,634	6,497
Vehicles	5	62	62
Construction in progress	—	324	165

		$155,231	$153,235
Less accumulated depreciation		(77,480)	(69,664)

Net property and equipment		$77,751	$83,571

      Construction in progress at December 31, 2005 and December 31, 2004 primarily consisted of equipment upgrades.

5.	Inventories:
      Steel inventories consisted of the following:

	As of December 31,

	2005	2004

Unprocessed	$98,939	$141,578
Processed and finished	35,297	44,546

Totals	$134,236	$186,124

6.	Debt:
Credit Facility
      On December 30, 2002, the Company refinanced its $125,000 secured financing agreement with a new 3-year, $132,000 secured bank-financing agreement (the Credit Facility). The Credit Facility is collateralized by the Company’s accounts receivable, inventories, and substantially all property and equipment. During 2005, the Credit Facility was extended to December 15, 2008 with additional annual extensions at the banks’ option. Revolver borrowings are limited to the lesser of a borrowing base, comprised of eligible receivables and inventories or $110,000 in the aggregate. The Company has the option to borrow based on the agent bank’s base rate or Eurodollar Rates (EURO) plus a Premium. The term loan components of the Credit Facility were paid off in October 2005.
      A commitment fee is paid monthly on any unused portion of the Credit Facility. Each quarter, the commitment fee and Premiums may increase or decrease based on the Company’s debt service coverage performance. Interest on all borrowing options is paid monthly. The revolver interest rate approximated 6.0% on December 31, 2005.
      The Credit Facility requires the Company to comply with various covenants, the most significant of which include: (i) minimum excess availability of $10,000, tested monthly, (ii) a minimum fixed charge coverage ratio of 1.25, and maximum leverage ratio of 1.75, which are tested quarterly, (iii) restrictions on additional indebtedness, and (iv) limitations on capital expenditures and investments. At December 31, 2005 availability under the New Credit Facility totaled $97,301.
      The Company incurred $2,225 of New Credit Facility closing fees and expenses, which were capitalized and included in “Deferred Financing Fees, Net” on the accompanying consolidated balance sheets. These costs were amortized to interest and other expense on debt over the original term of the agreement and were fully amortized as of December 31, 2005.
      The credit facility revolver balance on the accompanying consolidated balance sheets includes $9,121 of checks issued that had not cleared the bank as of December 31, 2004. Beginning in 2005, outstanding checks of $15,028 are now included as part of Accounts Payable on the accompanying consolidated balance sheets.
Term Loans
      The long-term portion of term loans at December 31, 2005 and 2004, consisted of the following:

	Opening Rate	Rate
Description	at 1/1/05	at 12/31/05	2005	2004

Equipment Term Loan	4.1%	n/a	$—	$5,000
Real Estate Term Loan	4.1%	n/a	—	24,167
Other	4.0%	n/a	—	45

			$—	$29,212

Industrial Revenue Bonds
      The long-term portion of industrial revenue bonds at December 31, 2005 and 2004, consisted of the following:

	Interest Rate
Description of Bonds	at 12/31/05	2005	2004

$6,000 fixed rate bonds due 1999 through 2014	n/a	$—	$3,280
Scheduled Debt Maturities, Interest, Debt Carrying Values
      All outstanding term loans were repaid during October 2005 and the Company remained free of bank debt as of December 31, 2005. The overall effective interest rate for all debt amounted to 8.9%, 5.6% and 4.6% in 2005,

2004 and 2003, respectively. The overall effective interest rate in 2005 was higher due to the amortization of deferred financing costs against lower overall borrowings. Interest paid totaled $3,102, $3,150 and $3,155 for the years ended December 31, 2005, 2004 and 2003, respectively. Average total debt outstanding was $59,120, $86,535 and $95,943 in 2005, 2004 and 2003, respectively.
      The Company has not entered into interest rate transactions for speculative purposes or otherwise. The Company does not hedge its exposure to floating interest rate risk. However, the Company has the option to enter into 30 to 180 day fixed base rate EURO loans under the Credit Facility.

7.	Income Taxes:
      The components of the Company’s provision (benefit) for income taxes from continuing operations were as follows:

	2005	2004	2003

Current:
Federal	$14,557	$25,355	$—
State and local	2,763	3,766	—

	17,320	29,121	—
Deferred	(3,219)	9,694	(1,741)

	$14,101	$38,815	$(1,741)

      The components of the Company’s deferred income taxes at December 31 are as follows:

	2005	2004

Deferred tax assets:
Inventory	$705	$635
State net operating loss carryforwards	1,066	1,368
Intangibles	52	480
Allowance for doubtful accounts	824	830
Accrued expenses	2,747	1,214

	5,394	4,527
Valuation reserve	(989)	(1,090)

Total deferred tax assets	4,405	3,437

Deferred tax liabilities:
Property and equipment	(9,168)	(10,210)
Joint venture basis differences	(142)	(1,351)

Total deferred tax liabilities	(9,310)	(11,561)

Deferred tax liabilities, net	$(4,905)	$(8,124)

      The following table reconciles the U.S. federal statutory rate to the Company’s effective tax rate:

	2005	2004	2003

U.S. federal statutory rate	35.0%	35.0%	34.0%
State and local taxes, net of federal benefit	4.0	3.1	4.7
Sec. 199 manufacturing deduction	(1.1)	—	—
All other, net	1.1	1.1	(3.9)

Effective income tax rate	39.0%	39.2%	34.8%

      Taxes paid in 2005 and 2004 totaled $16,852 and $25,707, respectively. Net refunds of income taxes totaled $1,222 in 2003. The Company generated sufficient income in 2004 to utilize substantially all of its net operating loss and tax credit carryforwards. Some subsidiaries of the Company’s consolidated group file state tax returns on a separate company basis and have state net operating loss carryforwards expiring over the next 17 years. A valuation reserve has been recorded against certain deferred tax assets associated with these separate company state filings, as the realizability of such deferred tax assets is not certain.
8.     Retirement Plans:
      The Company’s retirement plans consist of a profit-sharing plan and a 401(k) plan covering all non-union employees, two separate 401(k) plans covering all union employees and a supplemental retirement plan covering certain executive officers.
      Company contributions to the non-union profit-sharing plan are discretionary amounts as determined annually by the Board of Directors. The 401(k) retirement plans allow eligible employees to contribute up to the statutory maximum. The Company contribution is determined annually by the Board of Directors and is based on a percentage of eligible employees’ earnings and contributions. For the non-union 401(k) retirement plan in 2005 and 2004, the Company matched one-half of each eligible employee’s contribution, limited to the first 6% of earnings. The Company did not contribute to the non-union 401(k) retirement plan in 2003.
      Company contributions for each of the last three years for the union plans were 3% of eligible W-2 wages plus one half of the first 4% of each employee’s contribution.
      In 2005, the Board of Directors adopted a supplemental executive retirement plan (“SERP”). Contributions to the SERP are based on: (i) a portion of the participants’ compensation multiplied by 13%; and (ii) a portion of the participants’ compensation multiplied by a factor which is contingent upon the Company’s return on invested capital. Benefits are subject to a vesting schedule of up to 5 years.
      Retirement plan expense, which includes all Company 401(k), profit-sharing and SERP contributions, amounted to $2,461, $2,462, and $314 for the years ended December 31, 2005, 2004, and 2003, respectively.

9.	Stock Options:
      In January 1994, the Stock Option Plan (Option Plan) was adopted by the Board of Directors and approved by the shareholders of the Company. Pursuant to the provisions of the Option Plan, key employees of the Company, non-employee directors and consultants may be offered the opportunity to acquire shares of Common Stock by the grant of stock options, including both incentive stock options (ISOs) and nonqualified stock options. ISOs are not available to non-employee directors or consultants. A total of 1,300,000 shares of Common Stock are reserved under the Option Plan. The purchase price of a share of Common Stock pursuant to an ISO will not be less than the fair market value of a share of Common Stock at the grant date. Options vest over periods ranging from six months to five years and all expire 10 years after the grant date. The Option Plan terminates on January 5, 2009. Termination of the Option Plan will not affect outstanding options. As of December 31, 2005, there were 22,836 stock options available for grant.

      Transactions under the Option Plan are as follows:

		Weighted
		Average
		Exercise Price
	Shares	Per Share

Outstanding at December 31, 2002	982,833	$5.10
Granted (at exercise price of $3.50)	136,000	3.50
Exercised	(2,500)	2.63
Forfeited	(20,500)	5.97

Outstanding at December 31, 2003	1,095,833	4.89
Granted (at exercise prices of $7.97, $12.32 and $13.94)	244,000	12.49
Exercised	(388,329)	4.70
Forfeited	(64,000)	15.14

Outstanding at December 31, 2004	887,504	6.33
Granted	—	—
Exercised	(113,991)	9.05
Forfeited	(19,668)	3.08

Outstanding at December 31, 2005	753,845	$6.00

      The following table summarizes information about fixed-price stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable

		Weighted Average			Weighted
Exercise	Number of	Remaining	Weighted Average	Number of	Average
Price	Shares	Contractual Life	Exercise Price	Shares	Exercise Price

$15.50	10,000	0.3 years	$15.50	10,000	$15.50
14.63	8,000	1.3 years	14.63	8,000	14.63
8.75	64,333	3.3 years	8.75	64,333	8.75
4.84	53,000	4.3 years	4.84	53,000	4.84
1.97	220,000	5.0 years	1.97	160,000	1.97
2.63	58,001	5.3 years	2.63	56,001	2.63
5.28	72,171	6.3 years	5.28	72,171	5.28
3.50	94,173	7.4 years	3.50	54,173	3.50
7.97	10,000	8.1 years	7.97	2,000	7.97
12.32	143,667	8.3 years	12.32	135,667	12.32
13.94	20,500	8.4 years	13.94	20,500	13.94

Totals	753,845			635,845

      The weighted average fair value of options granted during 2004 and 2003, was $9.04 and $2.44, respectively. No options were granted during 2005. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2005	2004	2003

Risk free interest rate	n/a	4.48%	3.77%
Expected life in years	n/a	10	10
Expected volatility	n/a	.59	.57
Expected dividend yield	n/a	0%	0%

10.	Commitments and Contingencies:
      The Company leases certain warehouses, sales offices and machinery and equipment under long-term lease agreements. All leases are classified as operating and expire at various dates through 2010. In some cases the leases include options to extend. Rent expense was $2,313, $1,793 and $1,527 for the years ended December 31, 2005, 2004, and 2003, respectively.
      Future minimum lease payments as of December 31, 2005 are as follows:

2006	$1,907
2007	1,756
2008	1,618
2009	1,564
2010	520
Thereafter	—

$7,365

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
      As of December 31, 2005, Olympic guaranteed 50% of OLP’s $14,948 and 49% of GSP’s $3,720 outstanding debt on a several basis. These guarantees were a requirement of the joint venture companies’ financing agreements. The Company expects to fund $2,167 under the OLP guarantee during 2006. The $2,167 is included in the $3,500 charge for loss on disposition of joint venture as recorded on the accompanying statements of operations.
      Approximately 211 of the Company’s hourly plant personnel at its Minneapolis and Detroit facilities are represented by four separate collective bargaining units.
      The collective bargaining agreement covering hourly plant employees at the Company’s Minneapolis plate facility expires April 1, 2006. Collective bargaining agreements covering other Minneapolis and Detroit employees expire in 2007 and subsequent years.

11.	Related Party Transactions:
      A related entity handled a portion of the freight activity for the Company’s Cleveland operation. Payments to this entity totaled $567, $1,006, and $1,279 for the years ended December 31, 2005, 2004, and 2003, respectively. The related entity ceased operations in June 2005. There was no common ownership or management of this entity with the Company. Another related entity owns one of the Cleveland warehouses and leases it to the Company at an annual rental of $195. The lease was renewed in June 2000 for a 10-year term with one remaining renewal option for an additional 10 years.
      The Company purchased several insurance policies through an insurance broker that formerly employed one of the Company’s directors. Commissions paid to the insurance broker totaled $99 and $10 in 2005 and 2004, respectively.
      A Company Director serves on the Board of Advisors for a firm that provides psychological testing profiles for new hires to the Company. Fees paid to the firm totaled $13 and $9 in 2005 and 2004, respectively.
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
      Michael D. Siegal, Chairman of the Board of Directors and Chief Executive Officer, and David A. Wolfort, President and Chief Operating Officer, were minority investors in a company that provided online services to Olympic’s employees with respect to their retirement plan accounts. Mr. Siegal also served as an advisor for that company. Since December 2004, this company no longer provided services to Olympic’s employees.

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

SUPPLEMENTAL FINANCIAL INFORMATION
Unaudited Quarterly Results of Operations
(in thousands, except per share amounts)

2005	1st	2nd	3rd	4th	Year

Net sales	$284,558	$241,482	$208,358	$204,812	$939,210
Operating income	16,833	5,937	4,825	16,426	44,021
Income before income taxes	15,768	4,757	3,519	12,149	36,193
Net income	$9,619	$3,004	$2,164	$7,305	$22,092
Basic net income per share	$0.95	$0.30	$0.21	$0.72	$2.18
Weighted average shares outstanding — basic	10,080	10,148	10,153	10,153	10,134
Diluted net income per share	$0.92	$0.29	$0.21	$0.70	$2.11
Weighted average shares outstanding — diluted	10,455	10,436	10,445	10,479	10,457
Market price of common stock: (a)
High	$26.45	$17.99	$18.29	$25.23	$26.45
Low	17.88	13.31	13.21	15.27	13.21

2004	1st	2nd	3rd	4th	Year

Net sales	$187,033	$222,773	$244,142	$240,209	$894,157
Operating income	18,835	31,747	31,581	20,644	102,807
Income before income taxes	17,495	30,814	30,570	20,014	98,893
Net income	$10,847	$18,500	$18,572	$12,159	$60,078
Basic net income per share	$1.12	$1.89	$1.88	$1.22	$6.12
Weighted average shares outstanding — basic	9,675	9,794	9,904	9,997	9,816
Diluted net income per share	$1.09	$1.82	$1.80	$1.17	$5.88
Weighted average shares outstanding — diluted	9,959	10,182	10,341	10,394	10,222
Market price of common stock: (a)
High	$14.00	$20.42	$24.69	$29.90	$29.90
Low	7.24	10.89	16.95	16.93	7.24

(a)	Represents the high and low closing quotations as reported by the Nasdaq National Market.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      None.

ITEM 9A.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
      Evaluations required by Rule 13a-15 of the Securities Exchange Act of 1934 of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Report have been carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer. Based upon such evaluations, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2005 in providing reasonable assurance that information required to be disclosed by the Company in reports filed under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the rules and forms of the Securities and Exchange Commission.
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
      Management’s Report on Internal Control Over Financial Reporting is set forth in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
      There have been no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2005 that were identified in connection with the evaluation referred to above that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B.     OTHER INFORMATION
      None.
PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
      Information required by Item 10 as to the executive officers is provided in Part I, Item 1 of this Form 10-K and is incorporated by reference into this section. Other information required by Item 10 will be incorporated herein by reference to the information set forth under the captions “Election of Directors”, “Board of Directors Meetings and Committees”, “Board Policies”, “Code of Ethics”, and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Registrant’s definitive proxy statement for our 2006 Annual Meeting of Shareholders.

ITEM 11.	EXECUTIVE COMPENSATION
      Information required by Item 11 will be incorporated herein by reference to the information set forth under the captions “Executive Officers’ Compensation” and “Compensation of Directors” in the Registrant’s definitive proxy statement for our 2006 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
      Information required by Item 12 will be incorporated herein by reference to the information set forth under the captions “Security Ownership of Certain Beneficial Owners,” “Security Ownership of Management,” “Employee Benefit Plans” and “Equity Compensation Plan Information” in the Registrant’s definitive proxy statement for our Annual Meeting of Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      Information required by Item 13 will be incorporated herein by reference to the information set forth under the caption “Related Party Transactions” in the Registrant’s definitive proxy statement for our 2006 Annual Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
      Information required by Item 14 will be incorporated herein by reference to the information set forth under the caption “Independent Auditors” in the Registrant’s definitive proxy statement for our 2006 Annual Meeting of Shareholders.
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) The following financial statements are included in Part II, Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Operations for the Years Ended December 31, 2005, 2004, and 2003

Consolidated Balance Sheets as of December 31, 2005 and 2004

Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004, and 2003

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2005, 2004, and 2003
      Notes to Consolidated Financial Statements for the Years Ended December 31, 2005, 2004, and 2003

(a)(2) Financial Statement Schedules. All schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements including notes thereto.

(a)(3) Exhibits. The Exhibits filed herewith are set forth on the Index to Exhibits filed as part of this report.

OLYMPIC STEEL, INC.
INDEX TO EXHIBITS

Exhibit	Description of Document	Reference

3.1(i)	Amended and Restated Articles of Incorporation	Incorporated by reference to Exhibit 3.1(i) to Registrant’s Registration Statement on Form S-1 (No. 33-73992) (the “S-1 Registration Statement”) filed with the Commission on January 12, 1994.
3.1(ii)	Amended and Restated Code of Regulations	Incorporated by reference to Exhibit 3.1(ii) to the S-1 Registration Statement filed with the Commission on January 12, 1994.
4.1	Amended and Restated Credit Agreement dated December 30, 2002 by and among the Registrant, three banks and Comerica Bank, as Administrative Agent	Incorporated by reference to Exhibit 4.1 to Olympic Steel, Inc.’s (SEC File No. 000-23320) (the “Registrant”) Form 10-K filed with the Commission on March 28, 2003.
4.2	Amendment No. 1 to Amended and Restated Credit Agreement dated February 6, 2003 by and among the Registrant, five banks and Comerica Bank, as Administrative Agent	Incorporated by reference to Exhibit 4.2 to Registrant’s Form 10-K filed with the Commission on March 28, 2003.
4.3	Amendment No. 2 to Amended and Restated Credit Agreement dated March 15, 2003 by and among the Registrant, five banks and Comerica Bank, as Administrative Agent	Incorporated by reference to Exhibit 4.3 to Registrant’s Form 10-K filed with the Commission on March 30, 2004.
4.4	Amendment No. 3 to Amended and Restated Credit Agreement dated June 30, 2003 by and among the Registrant, five banks and Comerica Bank, as Administrative Agent	Incorporated by reference to Exhibit 4.4 to Registrant’s Form 10-K filed with the Commission on March 30, 2004.
4.5	Amendment No. 4 to Amended and Restated Credit Agreement dated December 26, 2003 by and among the Registrant, five banks and Comerica Bank, as Administrative Agent	Incorporated by reference to Exhibit 4.5 to Registrant’s Form 10-K filed with the Commission on March 30, 2004.
4.6	Amendment No. 5 to Amended and Restated Credit Agreement and Waiver dated February 9, 2004 by and among the Registrant, five banks and Comerica Bank, as Administrative Agent	Incorporated by reference to Exhibit 4.6 to Registrant’s Form 10-K filed with the Commission on March 30, 2004.
4.7	Rights Agreement dated as of January 31, 2000 (Including Form of Certificate of Adoption of Amendment to Amended Articles of Incorporation as Exhibit A thereto, together with a Summary of Rights to Purchase Preferred Stock)	Incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-K filed with the Commission on February 15, 2000.
4.8	Amendment No. 6 to Amended and Restated Credit Agreement and Waiver dated May 21, 2004 by and among the Registrant, five banks and Comerica Bank, as Administrative Agent	Incorporated by reference to Exhibit 4.8 to Registrant’s Form 10-Q filed with the Commission on August 16, 2004.
4.9	Amendment No. 7 to Amended and Restated Credit Agreement and Waiver dated August 26, 2004 by and among the Registrant, five banks and Comerica Bank, as Administrative Agent	Incorporated by reference to Exhibit 4.9 to Registrant’s Form 10-K filed with the Commission on March 14, 2005.

Exhibit	Description of Document	Reference

4.10	Amendment No. 8 to Amended and Restated Credit Agreement and Waiver dated February 25, 2005 by and among the Registrant, five banks and Comerica Bank, as Administrative Agent	Incorporated by reference to Exhibit 4.10 to Registrant’s Form 10-K filed with the Commission on March 14, 2005.
4.11	Amendment No. 9 to Amended and Restated Credit Agreement and Waiver dated March 31, 2005 by and among the Registrant, five banks and Comerica Bank, as Administrative Agent	Incorporated by reference to Exhibit 4.11 to Registrant’s Form 8-K filed with the Commission on April 1, 2005.
4.12	Amendment No. 10 to Amended and Restated Credit Agreement and Waiver dated June 24, 2005 by and among the Registrant, five banks and Comerica Bank, as Administrative Agent	Incorporated by reference to Exhibit 4.12 to Registrant’s Form 8-K filed with the Commission on June 24, 2005.
10.1*	Olympic Steel, Inc. Stock Option Plan	Incorporated by reference to Exhibit 10.1 to the S-1 Registration Statement filed with the Commission on January 12, 1994.
10.2	Lease, dated as of July 1, 1980, as amended, between S.M.S. Realty Co., a lessor, and the Registrant, as lessee, relating to one of the Cleveland facilities	Incorporated by reference to Exhibit 10.3 to the S-1 Registration Statement filed with the Commission on January 12, 1994.
10.3	Not used
10.4	Lease, dated as of November 30, 1987, as amended, between Tinicum Properties Associates L.P., as lessor, and the Registrant, as lessee, relating to Registrant’s Lester, Pennsylvania facility	Incorporated by reference to Exhibit 10.4 to the S-1 Registration Statement filed with the Commission on January 12, 1994.
10.5	Operating Agreement of Trumark Steel & Processing, LLC, dated April 1, 2002, by and among The Goss Group, Inc., and Oly Steel Welding, Inc.	Incorporated by reference to Exhibit 10.5 to Registrant’s Form 10-Q filed with the Commission on May 15, 2002.
10.6	Carrier Contract Agreement for Transportation Services, dated August 1, 1998, between Lincoln Trucking Company and the Registrant	Incorporated by reference to Exhibit 10.7 to Registrant’s Form 10-K filed with the Commission on March 19, 1999.
10.7	Operating Agreement of OLP, LLC, dated April 4, 1997, by and between the U.S. Steel Group of USX Corporation and Oly Steel Welding, Inc.	Incorporated by reference to Exhibit 10.9 to Registrant’s Form 10-Q filed with the Commission on May 5, 1997.
10.8*	Form of Management Retention Agreement for Senior Executive Officers of the Company	Incorporated by reference to Exhibit 10.8 to Registrant’s Form 10-Q filed with the Commission on August 7, 2000.
10.9*	Form of Management Retention Agreement for Other Officers of the Company	Incorporated by reference to Exhibit 10.9 to Registrant’s Form 10-Q filed with the Commission on August 7, 2000.
10.10*	David A. Wolfort Employment Agreement effective as of January 1, 2006	Incorporated by reference to Exhibit 10.10 to Registrant’s Form 8-K filed with the Commission on December 23, 2005.
10.11	Not used
10.12*	Michael D. Siegal Employment Agreement dated July 1, 2004	Incorporated by reference to Exhibit 10.12 to Registrant’s Form 10-Q filed with the Commission on August 16, 2004.

Exhibit	Description of Document	Reference

10.13*	Richard T. Marabito Employment Agreement dated July 1, 2004	Incorporated by reference to Exhibit 10.13 to Registrant’s Form 10-Q filed with the Commission on August 16, 2004.
10.14*	Olympic Steel, Inc. Executive Deferred Compensation Plan dated December 15, 2004	Incorporated by reference to Exhibit 10.14 to Registrant’s Form 10-K filed with the Commission on March 14, 2005.
10.15*	Non-Solicitation Agreements for Heber MacWilliams and Richard A. Manson	Incorporated by reference to Exhibit 10.15 to Registrant’s Form 8-K filed with the Commission on March 4, 2005.
10.16*	Form of Management Retention Agreement for Richard A. Manson and Heber MacWilliams	Incorporated by reference to Exhibit 10.16 to Registrant’s Form 10-Q filed with the Commission on August 8, 2005.
10.17*	Form of Supplemental Executive Retirement Plan term sheet	Incorporated by reference to Exhibit 99.1 to Registrant’s Form 8-K filed with the Commission on January 5, 2006.
10.18*	Summary of Non-Employee Director Compensation	Filed herewith
10.19*	Summary of Senior Management Compensation Plan	Filed herewith
21	List of Subsidiaries	Filed herewith
23	Consent of Independent Registered Public Accounting Firm	Filed herewith
24	Directors and Officers Powers of Attorney	Filed herewith
31.1	Certification of the Principal Executive Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of the Principal Financial Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1	Written Statement of Michael D. Siegal, Chairman and Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Written Statement of Richard T. Marabito, Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

*	This exhibit is a management contract or compensatory plan or arrangement.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OLYMPIC STEEL, INC.
March 14, 2006

By:	/s/ Richard T. Marabito

Richard T. Marabito,
Chief Financial Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated and on the 14th day of March, 2006.

/s/ Michael D. Siegal * Michael D. Siegal Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 14, 2006

/s/ David A. Wolfort * David A. Wolfort President, Chief Operating Officer and Director	March 14, 2006

/s/ Richard T. Marabito * Richard T. Marabito Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 14, 2006

/s/ Ralph M. Della Ratta, Jr. * Ralph M. Della Ratta, Jr., Director	March 14, 2006

/s/ Martin H. Elrad * Martin H. Elrad, Director	March 14, 2006

/s/ Thomas M. Forman * Thomas M. Forman, Director	March 14, 2006

/s/ James B. Meathe * James B. Meathe, Director	March 14, 2006

/s/ Howard L. Goldstein * Howard L. Goldstein, Director	March 14, 2006

*	The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to the Powers of Attorney executed by the above-named officers and Directors of the Company and filed with the Securities and Exchange Commission on behalf of such officers and Directors.

March 14, 2006

By:	/s/ Richard T. Marabito

Richard T. Marabito, Attorney-in-Fact