Form 10-Q
period 2006-03-31
OLYMPIC STEEL INC
filed 2006-05-09
CIK 917470

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

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
Registrant’s telephone number, including area code (216) 292-3800
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐       Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 5, 2006
Common stock, without par value	10,410,036

Olympic Steel, Inc.
Index to Form 10-Q

Page No.
Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets — March 31, 2006 (unaudited) and December 31, 2005 (audited)	3

Consolidated Statements of Operations — for the three months ended March 31, 2006 and 2005 (unaudited)	4

Consolidated Statements of Cash Flows — for the three months ended March 31, 2006 and 2005 (unaudited)	5

Notes to Consolidated Financial Statements	6-12

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-21

Item 3. Qualitative and Quantitative Disclosure About Market Risk	21-22

Item 4. Controls and Procedures	22

Part II. OTHER INFORMATION

Item 1A. Risk Factors	23

Item 6. Exhibits	24

SIGNATURES	25

EXHIBITS	26-31

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
Olympic Steel, Inc.
Consolidated Balance Sheets
(in thousands)

	March 31,	December 31,
	2006	2005
	(unaudited)
Assets

Cash and cash equivalents	$5,066	$9,555
Accounts receivable, net	99,383	80,131
Inventories	137,408	134,236
Prepaid expenses and other	3,925	3,733

Total current assets	245,782	227,655

Property and equipment, at cost	161,458	155,231
Accumulated depreciation	(79,485)	(77,480)

Net property and equipment	81,973	77,751

Investments in joint ventures	93	200

Total assets	$327,848	$305,606

Liabilities

Accounts payable	$77,668	$77,412
Accrued payroll	4,941	6,239
Other accrued liabilities	13,244	10,952

Total current liabilities	95,853	94,603

Credit facility revolver	10,000	—
Other long-term liabilities	3,284	2,962
Deferred income taxes	7,224	7,720

Total liabilities	116,361	105,285

Shareholders’ Equity

Preferred stock	—	—
Common stock	108,453	104,956
Retained earnings	103,034	95,365

Total shareholders’ equity	211,487	200,321

Total liabilities and shareholders’ equity	$327,848	$305,606

The accompanying notes are an integral part of these balance sheets.

Olympic Steel, Inc.
Consolidated Statements of Operations
(in thousands, except per share and tonnage data)

	Three Months Ended
	March 31,
	2006	2005
	(unaudited)
Tons sold

Direct	281,805	313,888
Toll	56,363	45,965

	338,168	359,853

Net sales	$238,871	$284,558
Costs and expenses
Cost of materials sold (exclusive of depreciation shown below)	191,713	235,135
Warehouse and processing	11,637	10,628
Administrative and general	9,304	9,273
Distribution	6,248	5,135
Selling	3,436	4,037
Occupancy	1,691	1,499
Depreciation	2,008	2,018

Total costs and expenses	226,037	267,725

Operating income	12,834	16,833
Income (loss) from joint ventures	(107)	243

Income before financing costs and income taxes	12,727	17,076
Interest and other expense on debt	154	1,308

Income before income taxes	12,573	15,768
Income tax provision	4,592	6,149

Net income	$7,981	$9,619

Earnings per share:
Net income per share — basic	$0.78	$0.95

Weighted average shares outstanding — basic	10,259	10,080

Net income per share — diluted	$0.76	$0.92

Weighted average shares outstanding — diluted	10,568	10,455

The accompanying notes are an integral part of these statements.

Olympic Steel, Inc.
Consolidated Statements of Cash Flows
For the Three Months Ended March 31,
(in thousands)

	2006	2005
	(unaudited)
Cash flows from (used for) operating activities:
Net income	$7,981	$9,619
Adjustments to reconcile net income to net cash from operating activities-
Depreciation and amortization	2,008	2,252
(Income) loss from joint ventures, net of distributions	107	(94)
Gain on disposition of property and equipment	(3)	—
Stock based compensation	83	—
Tax benefit from exercise of stock options	—	608
Other long-term liabilities	322	—
Long-term deferred income taxes	(496)	(168)

	10,002	12,217

Changes in working capital:
Accounts receivable	(19,252)	(34,175)
Inventories	(3,172)	4,965
Prepaid expenses and other	(192)	(377)
Accounts payable	2,949	140
Accrued payroll and other accrued liabilities	994	(5,251)

	(18,673)	(34,698)

Net cash used for operating activities	(8,671)	(22,481)

Cash flows from (used for) investing activities:
Capital expenditures	(6,230)	(417)
Proceeds from disposition of property and equipment	3	—

Net cash used for investing activities	(6,227)	(417)

Cash flows from (used for) financing activities:
Credit facility revolver borrowings, net	10,000	28,829
Change in outstanding checks	(2,693)	(3,222)
Scheduled repayments of long-term debt	—	(1,708)
Proceeds from exercise of stock options (including tax benefit) and employee stock purchases	3,414	992
Dividends paid	(312)	—

Net cash from financing activities	10,409	24,891

Cash and cash equivalents:
Net change	(4,489)	1,993
Beginning balance	9,555	4,684

Ending balance	$5,066	$6,677

The accompanying notes are an integral part of these statements.

Olympic Steel, Inc.
Notes to Consolidated Financial Statements
March 31, 2006
(1) Basis of Presentation:
The accompanying consolidated financial statements have been prepared from the financial records of Olympic Steel, Inc. and its wholly-owned subsidiaries (collectively Olympic or the Company), without audit and reflect all normal and recurring adjustments which are, in the opinion of management, necessary to fairly present the results of the interim periods covered by this report. Year-to-date results are not necessarily indicative of 2006 annual results and these financial statements should be read in conjunction with the Company’s 2005 Annual Report on Form 10-K for the period ended December 31, 2005. All significant intercompany transactions and balances have been eliminated in consolidation. Investments in the Company’s joint ventures are accounted for under the equity method.
(2) Accounts Receivable:
The Company maintained allowances for doubtful accounts and unissued credits of $3.4 million and $3.6 million at March 31, 2006 and December 31, 2005, respectively. The allowance for doubtful accounts is maintained at a level considered appropriate based on historical experience and specific customer collection issues that have been identified. Estimations are based upon a calculated percentage of accounts receivable, which remains fairly level from year to year, and judgments about the probable effects of economic conditions on certain customers, which can fluctuate significantly from year to year. The Company cannot guarantee that the rate of future credit losses will be similar to past experience. The Company considers all available information when assessing each quarter the adequacy of its allowance for doubtful accounts.

(3) Inventories:
Steel inventories consist of the following:

	March 31,	December 31,
(in thousands)	2006	2005
Unprocessed	$95,672	$98,939
Processed and finished	41,736	35,297

Totals	$137,408	$134,236

(4) Investments in Joint Ventures:
The Company and the United States Steel Corporation (USS) each own 50% of Olympic Laser Processing (OLP), a company that produced laser welded sheet steel blanks for the automotive industry. In January 2006, the Company and USS announced the closing of OLP. In conjunction with the closing, during the fourth quarter of 2005, the Company recorded a $3.5 million charge for the disposition of the joint venture. OLP ceased operations during the first quarter of 2006. Operating losses incurred by OLP during the first quarter were recorded against the $3.5 million reserve. As of May 3, 2006, the Company guaranteed 50% of OLP’s $10.6 million of outstanding bank debt on a several basis. The $3.5 million charge consisted of $1.3 million for the impairment of the Company’s investment in OLP and $2.2 million to be funded under the Company’s guarantee of OLP’s debt. As of May 3, 2006, the Company had funded $2.0 million of the expected $2.2 million to be paid under the loan guarantee.
The Company has a 49% ownership interest in G.S.P., LLC (GSP) a joint venture to support the flat-rolled steel requirements of the automotive industry as a Minority Business Enterprise. GSP is a certified member of the Michigan Minority Business Development Council. As of March 31, 2006, the Company guaranteed 49% of GSP’s $3.4 million demand note bank loan agreement.

The following table sets forth selected data for the Company’s GSP joint venture:

	For the Three Months
	Ended March 31,
Results of Operations:	2006	2005
(in thousands)
Net sales	$4,802	$6,318
Gross profit	181	692
Operating income (loss)	(160)	240
Net income (loss)	$(219)	$189
The Company records 49% of GSP’s net income or loss to its Consolidated Statements of Operations as “Income (Loss) from Joint Ventures.”
(5) Debt:
The Company’s secured bank-financing agreement (the Credit Facility) is a revolving credit facility collateralized by the Company’s accounts receivable, inventories, and substantially all of the property and equipment. Borrowings are limited to the lesser of a borrowing base, comprised of eligible receivables and inventories, or $110 million in the aggregate. In April 2006, the Company entered into an amendment of the Credit Facility which, subject to the terms and conditions set forth in the amendment: (i) extended the maturity date of the Credit Facility to December 15, 2009, with annual extensions at the banks’ option; (ii) increased the amount of allowable investments in joint ventures from $2.5 million to $10 million; and (iii) increased the annual limitation on capital expenditures from $15 million to $25 million. The Company has the option to borrow based on the agent’s base rate or Eurodollar Rates (EURO) plus a premium.
The Credit Facility requires the Company to comply with various covenants, the most significant of which include: (i) minimum availability of $10 million, tested monthly, (ii) a minimum fixed charge coverage ratio of 1.25, and a maximum leverage ratio of 1.75, which are tested quarterly, (iii) restrictions on additional indebtedness, and (iv) limitations on dividends, capital expenditures and investments.
Since the fourth quarter of 2005, outstanding checks are included as part of Accounts Payable on the accompanying consolidated balance sheets and such checks totaled $12.3 million as of March 31, 2006 and $15.0 million as of December 31, 2005.

(6) Shares Outstanding and Earnings Per Share:
Earnings per share have been calculated based on the weighted average number of shares outstanding as set forth below:

	For the Three Months
	Ended March 31,
(in thousands, except per share data)	2006	2005
Weighted average shares outstanding	10,259	10,080
Assumed exercise of stock options	309	375

Weighted average diluted shares	10,568	10,455

Net income	$7,981	$9,619

Basic earnings per share	$0.78	$0.95

Diluted earnings per share	$0.76	$0.92

(7) Stock Options:
In January 1994, the Stock Option Plan (Option Plan) was adopted by the Board of Directors and approved by the shareholders of the Company. Pursuant to the provisions of the Option Plan, key employees of the Company, non-employee directors and consultants may be offered the opportunity to acquire shares of Common Stock by the grant of stock options, including both incentive stock options (ISOs) and nonqualified stock options. ISOs are not available to non-employee directors or consultants. A total of 1,300,000 shares of Common Stock are reserved under the Option Plan. To the extent available, shares of Treasury Stock are used to satisfy shares resulting from the exercise of stock options. The purchase price of a share of Common Stock pursuant to an ISO will not be less than the fair market value of a share of Common Stock at the grant date. Options vest over periods ranging from six months to five years and all expire 10 years after the grant date.
The Option Plan terminates on January 5, 2009. Termination of the Option Plan will not effect outstanding options. As of March 31, 2006, there were 24,170 options available for grant.
On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123-R (SFAS No. 123-R) and elected to use the modified prospective transition method. The modified prospective transition method requires that compensation cost be recognized in the financial statements for all awards granted after the date of adoption as well as for existing awards for which the requisite service has not been rendered as of the date of the adoption. The modified prospective transition does not require prior periods to be restated. Prior to the adoption of SFAS No. 123-R, the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principals Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. The Company has elected to use the “short-cut method” to calculate the historical pool of windfall tax benefits upon adoption of SFAS No. 123-R. The election to use the “short-cut method” had no effect on the Company’s financial statements.
Under the intrinsic value method used prior to January 1, 2006, compensation expense for stock option-based compensation was not recognized in our Consolidated Statements of Operations as all stock options granted by the Company had an exercise price equal or greater than the market value of the underlying common stock on the option grant date. The adoption of SFAS No. 123-R reduced income before taxes for the first quarter of 2006 by $83 thousand and reduced net income for the first quarter of 2006 by $53 thousand ($.01 per basic and diluted share). The $83 thousand pre-tax charge was included in the caption “Administrative and general” on the accompanying Consolidated Statements of Operations. Prior to the adoption of SFAS No. 123-R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flow in the Consolidated Statements of Cash Flow. SFAS No. 123-R requires the cash flow resulting from the tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. For the quarter ended March 31, 2006, tax benefits realized from option exercises totaled $2.1 million.
The fair value of each option grant was estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2006	2005	2004
Risk free interest rate	n/a	n/a	4.48%
Expected life in years	n/a	n/a	10
Expected volatility	n/a	n/a	0.59
Expected dividend yield	n/a	n/a	0%
The expected volatility assumption was derived by referring to changes in the Company’s historical common stock prices over a timeframe similar to that of the expected life of the award.

The weighted average fair value of options granted during 2004 was $9.04. No options were granted during 2005 or 2006.
The following table illustrates the pro-forma effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in the period:

For the Three Months
(in thousands, except per share data)	Ended March 31, 2005
Net income, as reported	$9,619
Pro forma expense, net of tax	(81)

Pro forma net income	$9,538

Basic net income per share:
As reported	$0.95

Pro forma	$0.95

Diluted earnings per share:
As reported	$0.92

Pro forma	$0.91

The following table summarizes stock-based award activity during the three months ended March 31, 2006:

			Weighted	Aggregate
	Number of	Weighted Average	Average Remaining	Intrinsic Value
	Shares	Exercise Price	Contractual Term	(in 000s)
Outstanding at December 31, 2005	753,845	$6.00
Granted	—	$—
Exercised	(244,333)	$5.41
Canceled	(1,334)	$3.50

Outstanding at March 31, 2006	508,178	$6.29	6.1 years	$12,531

Exercisable at March 31, 2006	453,511	$6.42	5.9 years	$11,126

The total intrinsic value of stock options exercised during the three months ended March 31, 2006 and 2005 were $5.5 million and $1.6 million, respectively. Net cash proceeds from the exercise of stock options were $1.3 million and $992 thousand for the three months ended March 31, 2006 and 2005, respectively. Income tax benefits of $2.1 million and $608 thousand were realized from stock option exercises during the three months ended March 31, 2006 and 2005, respectively. The fair value of options vested during the three months ended December 31, 2006 and 2005 were $93 thousand and $110 thousand, respectively.

As of March 31, 2006, approximately $130 thousand of expense, before taxes, with respect to non-vested stock-based awards has yet to be recognized and will be amortized into expense over a weighted-average period of 1.89 years.
(8) Supplemental Cash Flow Information:
Interest paid during the first three months of 2006 and 2005 totaled $88 thousand and $1.3 million, respectively. Taxes paid during the first three months of 2006 and 2005 totaled $1.5 million and $2.3 million, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and accompanying notes contained herein and our consolidated financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2005. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those described in Item 1A, Risk Factors, of our Annual Report on Form 10-K and in Part II, Item 1A of this Form 10-Q and under the caption “Forward-Looking Information” below.
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
During the first quarter of 2006, the collective bargaining agreement covering hourly plant employees at our Minneapolis plate facility was extended through March 31, 2009. Collective bargaining agreements covering our Detroit and other Minneapolis employees expire in 2007 and subsequent years. We have never experienced a work stoppage and we believe that our relationship with employees is good. However, any prolonged work stoppages by our personnel represented by collective bargaining units could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Critical Accounting Policies
This discussion and analysis of financial condition and results of operations is based on our consolidated condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from these estimates under different assumptions or conditions. On an ongoing basis, we monitor and evaluate our estimates and assumptions.

For further information regarding the accounting policies that we believe to be critical accounting policies and that affect our more significant judgments and estimates used in preparing our consolidated financial statements, see our Annual Report on Form 10-K for the year ended December 31, 2005.

Results of Operations
The following table sets forth certain income statement data for the three months ended March 31, 2006 and 2005 (dollars are shown in thousands):

	For the Three Months Ended March 31,
	2006		2005
		% of net		% of net
	$	sales	$	sales
Net sales	$238,871	100.0%	$284,558	100.0%

Gross profit (1)	47,158	19.7%	49,423	17.4%

Operating expenses (2)	34,324	14.4%	32,590	11.5%

Operating income	$12,834	5.4%	$16,833	5.9%

(1)	Gross profit is calculated as net sales less the cost of materials sold, exclusive of depreciation.

(2)	Operating expenses are calculated as total costs and expenses less the cost of materials sold.
Tons sold decreased 6.0% to 338 thousand in the first quarter of 2006 from 360 thousand in the first quarter of 2005. Tons sold in the first quarter of 2006 included 282 thousand from direct sales and 56 thousand from toll processing, compared with 314 thousand direct tons and 46 thousand toll tons in the comparable period of last year. The decrease in tons sold was primarily attributable to reduced sales to automotive customers due to credit concerns and lower sales to certain contractual customers due to competitive pricing.
Net sales decreased 16.1% to $238.9 million in the first quarter of 2006 from $284.6 million in the first quarter of 2005. Average selling prices for the first quarter of 2006 decreased 10.7% from last year’s first quarter and increased 1.9% from the fourth quarter of 2005. Average selling prices began increasing during the last quarter of 2005 and remained relatively consistent through the first quarter of 2006. We expect steel prices to increase during the second quarter of 2006.
As a percentage of net sales, gross profit (exclusive of depreciation) increased to 19.7% in the first quarter of 2006 from 17.4% in the first quarter of 2005. Gross margin dollars generated per ton remained relatively consistent in the first quarter of 2006 when compared to the first quarter of 2005.
Operating expenses in the first quarter of 2006 increased 5.3% to $34.3 million from $32.6 million in last year’s first quarter. The increases in operating expenses are primarily attributable to higher distribution costs caused by higher fuel costs and surcharges, the addition of our second facility in Chambersburg, Pennsylvania during the first quarter of 2006 and the increased number of laser processing machines in operation. As a percentage of net sales, operating expenses increased to 14.4% for the first quarter of 2006 from 11.5% in the comparable 2005 period.
During the first quarter of 2006, the Company adopted SFAS No. 123-R which requires the Company to record compensation expense for stock options issued to employees and directors. Prior to 2006, the Company accounted for stock options granted to employees and directors under the intrinsic value method of APB No. 25, where no compensation expense was recognized. The Company has elected to use the modified prospective transition method where compensation expense is recorded prospectively. The adoption of SFAS No. 123-R resulted in $83 thousand of expense being recorded for stock options in the first quarter of 2006, compared to no stock option expense being recognized in the first quarter of 2005. For additional information, see Note 7, Stock Options, of the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
Loss from joint ventures totaled $107 thousand in the first quarter of 2006, compared to income of $243 thousand in the first quarter of 2005. The caption “Income (Loss) From Joint Ventures” in the accompanying Consolidated Statements of Operations includes GSP in the first quarter of 2006 and both GSP and OLP in the first quarter of 2005. OLP ceased operations during the first quarter of 2006. Operating losses generated by OLP during the first quarter of 2006 were recorded against the $3.5 million loss on disposition of joint ventures that was recorded at December 31, 2005. We cannot be certain that OLP can be liquidated without recording additional loss reserve. We expect GSP losses to continue in the second quarter of 2006 due to the challenging domestic automobile market.
Financing costs totaled $154 thousand for the first quarter of 2006 compared to $1.3 million for the first quarter of 2005. Our effective borrowing rate, inclusive of deferred financing fees and commitment fees, for the first quarter of 2006 was 9.8% compared to 5.3% in the first quarter of 2005. The effective borrowing rate increased because the unused line commitment fee remained relatively consistent while our average borrowings decreased significantly. We expect debt levels to remain relatively low during the second quarter of 2006.
For the first quarter of 2006, income before income taxes totaled $12.6 million compared to $15.8 million in the first quarter of 2005. An income tax provision of 36.5% was recorded for the first quarter of 2006, compared to a provision of 39.0% for the first quarter of 2005. The effective tax rate decreased in 2006 due to the recognition of deferred tax assets related to certain state net operating loss carryforwards. We expect the effective tax rate to approximate 38% to 39% for the remainder of 2006. Taxes paid totaled $1.5 million and $2.3 million for the first quarter of 2006 and 2005, respectively.
Net income for the first quarter of 2006 totaled $8.0 million or $.76 per diluted share, compared to net income of $9.6 million or $.92 per diluted share for the first quarter of 2005.
Liquidity and Capital Resources
Our principal capital requirements include funding working capital needs, purchasing and upgrading processing equipment and facilities, paying dividends and investing in joint ventures. We use cash generated from operations, leasing transactions, and our credit facility to fund these requirements.
Working capital at March 31, 2006 totaled $149.9 million, a $16.9 million increase from the end of the prior year. Significant working capital changes included a $19.3 million increase in accounts receivable and a $3.2 million increase in inventories, partially offset by decreases of $4.5 million in cash and cash equivalents and a $1.0 million increase in accrued payroll and accrued liabilities.
For the three months ended March 31, 2006, we used $8.7 million of net cash from operations, of which $10.0 million was derived from cash earnings and $18.7 million was used for working capital. We generated $10.4 million from financing activities, inclusive of outstanding checks, proceeds from the exercise of stock options and payment of dividends. We spent $6.2 million on capital expenditures. Over the next 12 to 15 months, we expect to increase our capital spending significantly over levels seen in recent years. In January 2006, we purchased and equipped a 150,000 square foot facility in Chambersburg, Pennsylvania for $5.6 million to expand our plate processing and machining activities in that geographic area. We added three new laser-processing lines during the first quarter of 2006 and we expect to add three additional lines during the second quarter of 2006. All six new lines are expected to be financed through operating leases. We continue to evaluate the possibility of implementing a new single information system to replace the three systems we currently use. We also anticipate using our financial position to take advantage of a consolidating service center industry.

In February 2006, our Board of Directors approved a quarterly dividend of $.03 per share ($312 thousand in aggregate) that was paid on March 15, 2006 to shareholders of record as of March 1, 2006. In April 2006, our Board of Directors approved a quarterly dividend of $.03 per share which is payable on June 15, 2006 to shareholders of record as of June 1, 2006. We expect to make regular dividend distributions in the future, subject to the continuing determination by our Board of Directors that the payment of dividends remains in the best interest of our shareholders.
Our secured bank-financing agreement (the Credit Facility) is a revolving credit facility collateralized by our accounts receivable, inventories, and substantially all of our property and equipment. Borrowings are limited to the lesser of a borrowing base, comprised of eligible receivables and inventories, or $110 million in the aggregate. In April 2006, we entered into an amendment of the Credit Facility which, subject to the terms and conditions set forth in the amendment: (i) extended the maturity date of the existing Credit Facility to December 15, 2009, with annual extensions at the banks’ option; (ii) increased the allowable investments in joint ventures from $2.5 million to $10 million; and (iii) increased the annual limitation on capital expenditures from $15 million to $25 million.
The Credit Facility requires us to comply with various covenants, the most significant of which include: (i) minimum availability of $10 million, tested monthly, (ii) a minimum fixed charge coverage ratio of 1.25, and a maximum leverage ratio of 1.75, which are tested quarterly, (iii) restrictions on additional indebtedness, and (iv) limitations on dividends, capital expenditures and investments. At March 31, 2006 we had approximately $80 million of availability under our Credit Facility and we were in compliance with our covenants.
We believe that funds available under our Credit Facility and lease arrangements, together with funds generated from operations, will be sufficient to provide us with the liquidity necessary to fund anticipated working capital requirements and capital expenditure requirements over the next 12 months. In the future, we may as part of our business strategy, acquire and dispose of other companies in the same or complementary lines of business, enter into and exit strategic alliances and joint ventures, and pursue other business ventures. Accordingly, the timing and size of our capital requirements are subject to change as business conditions warrant and opportunities arise.

Forward-Looking Information
This document contains various forward-looking statements and information that are based on management’s beliefs as well as assumptions made by and information currently available to management. When used in this document, the words “may,” “will,” “anticipate,” “should,” “intend,” “expect,” “believe,” “estimate,” “project,” “plan,” “potential,” “continue,” as well as the negative of these terms or similar expressions are intended to identify forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks, uncertainties and assumptions including, but not limited to those set forth in Item 1A, Risk Factors, as found in our Annual Report on 10-K for the year ended December 31, 2005 and this Form 10-Q and the following:
•	general and global business, economic and political conditions;

•	competitive factors such as availability and pricing of steel, industry inventory levels and rapid fluctuations in customer demand and pricing;

•	the cyclicality and volatility within the steel industry;

•	the ability of customers (especially in the automotive industry) to maintain their credit availability;

•	layoffs or work stoppages by our own or our suppliers’ or customers’ personnel;

•	the availability and costs of transportation and logistical services;

•	equipment malfunctions or installation delays;

•	the successes of our strategic efforts and initiatives to increase sales volumes, maintain cash turnover, maintain or improve inventory turns and reduce costs;

•	the adequacy of our information technology and business system software;

•	the operating and financial results of our joint ventures, including the timing and outcome of OLP’s efforts and ability to liquidate its assets and the impact of customer, supplier, and competitive factors on OLP’s liquidation plans; and

•	customer, supplier, and competitor consolidation, bankruptcy or insolvency.
Should one or more of these, or other risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, expected, believed, estimated, projected or planned. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to republish revised forward-looking statements to reflect the occurrence of unanticipated events of circumstances after the date hereof.
Item 3. Qualitative and Quantitative Disclosure About Market Risk
From September 2004 through August 2005, the base price of carbon flat-rolled steel began declining. This decline reduced our gross profit margin percentages to levels which were lower than our historical levels. Higher levels of inventory at steel service centers and end-use customers caused competitive pressures which compressed gross margin percentages during the first nine months of 2005. Steel prices began increasing at the end of the third quarter of 2005 and remained relatively level during the fourth quarter of 2005 and the first quarter of 2006. Steel prices began increasing during the second quarter of 2006. While we have been successful in the past in passing on producers’ price increases and surcharges to our customers, there is no guarantee that we will be able to pass on price increases to our customers during the second quarter of 2006 and beyond.
Approximately 9% of our net sales in the first three months of 2006 were directly to Automotive Customers. The automotive industry experiences significant fluctuations in demand based on numerous factors such as general economic conditions and consumer confidence. The automotive industry is also subject, from time to time, to labor work stoppages. The domestic automotive industry, which has experienced a number of bankruptcies, is currently involved in significant restructuring. Certain customers in this industry represent an increasing credit risk.
We are exposed to the impact of interest rate changes and fluctuating steel prices. We have not entered into any interest rate or steel commodity hedge transactions for speculative purposes or otherwise.
Our primary interest rate risk exposure results from variable rate debt. Given our current level of debt and our expected low levels of debt during the second quarter of 2006, we do not expect to have significant interest rate exposure from variable rate debt in the near future.
Inflation generally affects us by increasing the cost of employee wages and benefits, transportation services, processing equipment, purchased steel, energy and borrowings under our credit facility. General inflation has not had a material effect on our financial results during the past two years; however, we have experienced a significant increase in distribution expense as a result of higher fuel costs.

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
Item 4. Controls and Procedures
The evaluation required by Rule 13a-15 of the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Report have been carried out under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. These disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in reports that are filed with or submitted to the SEC is: (i) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures; and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2006, our disclosure controls and procedures were effective.
There were no changes in our internal controls over financial reporting that occurred during the first quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION
Items 1,2,3,4 and 5 of this Part II are either inapplicable or are answered in the negative and are omitted pursuant to the instructions to Part II
Item 1A. Risk Factors
Information regarding risk factors appears in Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2005 and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q. Except for the item shown below, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.
Sales to the automotive industry could adversely affect our sales, margins and profitability. Approximately 9% of our first quarter 2006 sales were to automotive manufacturers or manufacturers of automotive components and parts (“Automotive Customers”). Historically, due to the concentration of customers in this industry, our gross margins on these sales have generally been less than our margins on sales to customers in other industries. The continued difficulties faced by domestic Automotive Customers in the first quarter of 2006 has further challenged our margins on such sales. In addition, the precarious nature of the financial position of many domestic Automotive Customers has caused us to forego sales due to credit concerns. The loss of such sales contributed to the decrease in tons sold that we reported for the first quarter of 2006. We do not expect the problems faced by our domestic Automotive Customers to significantly improve in the second quarter of 2006. If we are unable to generate sufficient future cash flow on our sales to Automotive Customers, we may be required to record an impairment charge against the assets which are used to service those customers.

Item 6. Exhibits

Exhibit	Description of Document	Reference

4.13	Amendment No. 11 to Amended and Restated Credit Agreement and Waiver dated April 26, 2006 by and among the Registrant, five banks and Comerica Bank, as Administrative Agent.	Incorporated by reference to Exhibit 4.13 to Registrant’s Form 8-K filed with the Commission on April 28, 2005.

10.17 *	Form of Supplemental Executive Retirement Plan term sheet	Incorporated by reference to Exhibit 99.1 to Registrant’s Form 8-K filed with the Commission on January 5, 2006.

10.20 *	Olympic Steel, Inc. Supplemental Executive Retirement Plan	Incorporated by reference to Exhibit 10.20 to Registrant’s Form 8-K filed with the Commission on April 28, 2005.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

*	This exhibit is a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

OLYMPIC STEEL, INC. (Registrant)
Date: May 9, 2006	By:	/s/ Michael D. Siegal

Michael D. Siegal
Chairman of the Board and Chief Executive Officer

By:	/s/ Richard T. Marabito

Richard T. Marabito
Chief Financial Officer (Principal Accounting Officer)