Form 10-Q
period 2006-06-30
OLYMPIC STEEL INC
filed 2006-08-09
CIK 917470

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

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
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 9, 2006

Common stock, without par value	10,427,827

Olympic Steel, Inc.
Index to Form 10-Q

Page No.
Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets — June 30, 2006 (unaudited)	3
and December 31, 2005 (audited)

Consolidated Statements of Operations — for the three and	4
six months ended June 30, 2006 and 2005 (unaudited)

Consolidated Statements of Cash Flows — for the six months	5
ended June 30, 2006 and 2005 (unaudited)

Notes to Consolidated Financial Statements	6-13

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-23

Item 3. Qualitative and Quantitative Disclosure About Market Risk	23-24

Item 4. Controls and Procedures	24-25

Part II. OTHER INFORMATION

Item 1A. Risk Factors	26-28

Item 4. Submission of Matters to a Vote of Security Holders	28

Item 5. Other Items	29-30

Item 6. Exhibits	30

SIGNATURES	31

EXHIBITS	32-77

2 of 77

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
Olympic Steel, Inc.
Consolidated Balance Sheets
(in thousands)

	June 30,	December 31,
	2006	2005
	(unaudited)
Assets
Cash and cash equivalents	$4,099	$9,555
Accounts receivable, net	108,196	80,131
Inventories	172,379	134,236
Prepaid expenses and other	4,743	3,733

Total current assets	289,417	227,655

Property and equipment, at cost	170,025	155,231
Accumulated depreciation	(82,473)	(77,480)

Net property and equipment	87,552	77,751

Investments in joint ventures	—	200
Goodwill	6,689	—
Other long-term assets	2,983	—

Total assets	$386,641	$305,606

Liabilities
Current portion of long-term debt	$1,987	$—
Accounts payable	92,844	77,412
Accrued payroll	7,467	6,239
Other accrued liabilities	10,628	10,952

Total current liabilities	112,926	94,603

Credit facility revolver	42,492	—
Other long-term liabilities	4,392	2,962
Deferred income taxes	6,712	7,720

Total liabilities	166,522	105,285

Shareholders’ Equity
Preferred stock	—	—
Common stock	109,027	104,956
Retained earnings	111,092	95,365

Total shareholders’ equity	220,119	200,321

Total liabilities and shareholders’ equity	$386,641	$305,606

The accompanying notes are an integral part of these balance sheets.

3 of 77

Olympic Steel, Inc.
Consolidated Statements of Operations
(in thousands, except per share and tonnage data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(unaudited)		(unaudited)
Tons sold
Direct	287,810	270,628	569,615	584,516
Toll	54,775	48,018	111,139	93,983

	342,585	318,646	680,754	678,499

Net sales	$256,155	$241,482	$495,026	$526,040

Costs and expenses
Cost of materials (exclusive of depreciation shown below)	202,795	205,483	394,508	440,618
Warehouse and processing	13,657	10,064	25,294	20,692
Administrative and general	9,743	7,044	19,047	16,317
Distribution	6,953	5,024	13,201	10,159
Selling	3,597	4,761	7,033	8,798
Occupancy	1,272	1,139	2,963	2,638
Depreciation	2,096	2,030	4,104	4,048

Total costs and expenses	240,113	235,545	466,150	503,270

Operating income	16,042	5,937	28,876	22,770
Income (loss) from joint ventures	(30)	200	(137)	443
Loss from disposition of joint venture	(2,000)	—	(2,000)	—

Income before financing costs and income taxes	14,012	6,137	26,739	23,213
Interest and other expense on debt	345	1,380	499	2,688

Income before income taxes	13,667	4,757	26,240	20,525
Income tax provision	5,296	1,753	9,888	7,902

Net income	$8,371	$3,004	$16,352	$12,623

Earnings per share:
Net income per share — basic	$0.80	$0.30	$1.58	$1.25

Weighted average shares outstanding — basic	10,416	10,148	10,338	10,114

Net income per share — diluted	$0.79	$0.29	$1.54	$1.21

Weighted average shares outstanding — diluted	10,661	10,436	10,615	10,447

The accompanying notes are an integral part of these statements.

4 of 77

Olympic Steel, Inc.
Consolidated Statements of Cash Flows
For the Six Months Ended June 30,
(in thousands)

	2006	2005
	(unaudited)
Cash flows from (used for) operating activities:
Net income	$16,352	$12,623
Adjustments to reconcile net income to net cash from operating activities (net of effects from purchases of GSP and PS&W) -
Depreciation and amortization	4,104	4,515
(Income) loss from joint ventures, net of distributions and consolidation of GSP	137	(290)
(Gain) loss on disposition of property and equipment	(3)	4
Stock based compensation	112	—
Other long-term assets	(2,980)	—
Other long-term liabilities	1,430	—
Long-term deferred income taxes	(730)	(329)

	18,422	16,523

Changes in working capital:
Accounts receivable	(23,056)	(11,604)
Inventories	(32,641)	42,262
Prepaid expenses and other	(917)	(1,159)
Accounts payable	6,358	(20,678)
Accrued payroll and other accrued liabilities	242	(12,701)

	(50,014)	(3,880)

Net cash from (used for) operating activities	(31,592)	12,643

Cash flows from (used for) investing activities:
Purchase of GSP interest	(100)	—
Purchase of PS&W	(8,916)	—
Capital expenditures	(8,127)	(906)
Proceeds from disposition of property and equipment	3	—

Net cash used for investing activities	(17,140)	(906)

Cash flows from (used for) financing activities:
Credit facility revolver borrowings, net	41,632	(9,928)
Change in outstanding checks	574	(532)
Repayments of debt	(2,264)	(2,932)
Proceeds from exercise of stock options and employee stock purchases	3,959	1,041
Dividends paid	(625)	—

Net cash from (used for) financing activities	43,276	(12,351)

Cash and cash equivalents:
Net change	(5,456)	(614)
Beginning balance	9,555	4,684

Ending balance	$4,099	$4,070

The accompanying notes are an integral part of these statements.

5 of 77

Olympic Steel, Inc.
Notes to Consolidated Financial Statements
June 30, 2006
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
(2) Accounts Receivable:
The Company maintained allowances for doubtful accounts and unissued credits of $3.8 million and $3.6 million at June 30, 2006 and December 31, 2005, respectively. The allowance for doubtful accounts is maintained at a level considered appropriate based on historical experience and specific customer collection issues that have been identified. Estimations are based upon a calculated percentage of accounts receivable, which remains fairly level from year to year, and judgments about the probable effects of economic conditions on certain customers, which can fluctuate significantly from year to year. The Company cannot guarantee that the rate of future credit losses will be similar to past experience. The Company considers all available information when assessing the adequacy of its allowance for doubtful accounts.

6 of 77

(3) Inventories:
Steel inventories consisted of the following:

	June 30,	December 31,
(in thousands)	2006	2005
Unprocessed	$130,713	$98,939
Processed and finished	41,666	35,297

Totals	$172,379	$134,236

(4) Investments in Joint Ventures:
The Company and the United States Steel Corporation (USS) each own 50% of Olympic Laser Processing (OLP), a company that produced laser welded sheet steel blanks for the automotive industry. In January 2006, the Company and USS announced the closing of OLP. In conjunction with the closing, during the fourth quarter of 2005, the Company recorded a $3.5 million charge for the disposition of the joint venture, consisting of $1.3 million for the impairment of the Company’s investment in OLP and $2.2 million to be funded under the Company’s guarantee of OLP’s debt. OLP ceased operations during the first quarter of 2006. Operating losses incurred by OLP during the first quarter were recorded against the $3.5 million reserve. During the second quarter of 2006, OLP began liquidating its remaining assets. Offers from third-parties to purchase the remaining assets were less than anticipated and the Company recorded an additional $2.0 million charge to reflect additional expected obligations under the guarantee of OLP’s debt. As of August 9, 2006, the Company guaranteed 50% of OLP’s $6.3 million of outstanding bank debt on a several basis and had funded $3.3 million of the expected $4.2 million to be paid under such guarantee.
Prior to May 1, 2006, the Company had a 49% ownership interest in G.S.P., LLC (GSP), a venture to support the flat-rolled steel requirements of the automotive industry as a Minority Business Enterprise. In order to gain full control of GSP, on May 1, 2006, the Company purchased the remaining 51% ownership interest for $100 thousand and GSP ceased qualification as a Minority Business Enterprise.

7 of 77

As of August 1, 2006, the Company guaranteed 49% of GSP’s $423 thousand demand note bank loan agreement.
Since May 1, 2006, GSP’s results have been fully consolidated in the Company’s financial statements. Prior to May 1, the Company recorded 49% of GSP’s net income or loss to its Consolidated Statement of Operations as “Income (Loss) from Joint Ventures.”
(5) Acquisition of Tinsley Group — PS&W, Inc.:
In order to further expand value-added and fabrication capabilities, on June 2, 2006, the Company purchased all of the outstanding stock of Tinsley Group – PS&W, Inc. (PS&W) for $10.1 million, subject to a post-closing net working capital adjustment. The Company believes that the net working capital adjustment is approximately $1.2 million, thereby reducing the preliminary effective purchase price to $8.9 million. The purchase price of $8.9 million includes $6.7 million of goodwill, subject to final adjustments. The results of PS&W have been fully consolidated in the Company’s financial results since June 2, 2006.
PS&W is a full service fabricating company that utilizes burning, forming, machining and painting to produce a wide variety of fabrications for large original equipment manufacturers of heavy construction equipment. PS&W was founded in 1990 and currently operates two facilities in North Carolina.
(6) Debt:
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

8 of 77

annual limitation on capital expenditures from $15 million to $25 million. The Company has the option to borrow based on the agent’s base rate or Eurodollar Rates (EURO) plus a premium.
The Credit Facility requires the Company to comply with various covenants, the most significant of which include: (i) minimum availability of $10 million, tested monthly, (ii) a minimum fixed charge coverage ratio of 1.25, and a maximum leverage ratio of 1.75, which are tested quarterly, (iii) restrictions on additional indebtedness, and (iv) limitations on dividends, capital expenditures and investments. At June 30, 2006, the Company had approximately $35 million of availability under the Credit Facility and the Company was in compliance with its covenants. The Credit Facility also contains an accordion feature which allows the Company to add $25 million of additional revolver capacity.
Outstanding checks are included as part of Accounts Payable on the accompanying consolidated balance sheets and such checks totaled $15.6 million as of June 30, 2006 and $15.0 million as of December 31, 2005.
(7) Shares Outstanding and Earnings Per Share:
Earnings per share have been calculated based on the weighted average number of shares outstanding as set forth below:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(in thousands, except per share data)	2006	2005	2006	2005
Weighted average shares outstanding	10,416	10,148	10,338	10,114
Assumed exercise of stock options	245	288	277	333

Weighted average diluted shares	10,661	10,436	10,615	10,447

Net income	$8,371	$3,004	$16,352	$12,623

Basic earnings per share	$0.80	$0.30	$1.58	$1.25

Diluted earnings per share	$0.79	$0.29	$1.54	$1.21

9 of 77

(8)	Stock Options:
In January 1994, the Stock Option Plan (Option Plan) was adopted by the Board of Directors and approved by the shareholders of the Company. Pursuant to the provisions of the Option Plan, key employees of the Company, non-employee directors and consultants may be offered the opportunity to acquire shares of Common Stock by the grant of stock options, including both incentive stock options (ISOs) and nonqualified stock options. ISOs are not available to non-employee directors or consultants. A total of 1,300,000 shares of Common Stock are reserved under the Option Plan. To the extent possible, shares of Treasury Stock are used to satisfy shares resulting from the exercise of stock options. The purchase price of a share of Common Stock pursuant to an ISO will not be less than the fair market value of a share of Common Stock at the grant date. Options vest over periods ranging from six months to five years and all expire 10 years after the grant date.
The Option Plan terminates on January 5, 2009. Termination of the Option Plan will not affect outstanding options. As of June 30, 2006, there were 24,170 options available for grant.
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
Under the intrinsic value method used prior to January 1, 2006, compensation expense for stock-based compensation was not recognized in our Consolidated Statements of Operations as all

10 of 77

stock options granted by the Company had an exercise price equal to or greater than the market value of the underlying common stock on the option grant date.
The following table summarizes the effect of the adoption of SFAS No. 123-R on the 2006 results of operations:

	For the 3 months	For the 6 months
(in thousands, except per share data)	ended June 30, 2006	ended June 30, 2006
Stock option expense before taxes	$30	$112
Stock option expense after taxes	18	69
Impact per basic share	$0.00	$0.01
Impact per diluted share	$0.00	$0.01
All pre-tax charges related to stock option expense were included in the caption “Administrative and general” on the accompanying Consolidated Statements of Operations. Prior to the adoption of SFAS No. 123-R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flow in the Consolidated Statements of Cash Flow. SFAS No. 123-R requires the cash flow resulting from the tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. For the six months ended June 30, 2006, tax benefits realized from option exercises totaled $2.4 million.
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

11 of 77

The weighted average fair value of options granted during 2004 was $9.04. No options were granted during 2005 or 2006.
For periods prior to 2006, the following table illustrates the pro-forma effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in the period:

	For the Three Months	For the Six Months
(in thousands, except per share data)	Ended June 30, 2005	Ended June 30, 2005
Net income, as reported	$3,004	$12,623
Pro forma expense, net of tax	(264)	(346)

Pro forma net income	$2,740	$12,277

Basic net income per share:
As reported	$0.30	$1.25

Pro forma	$0.27	$1.21

Diluted earnings per share:
As reported	$0.29	$1.21

Pro forma	$0.26	$1.18

The following table summarizes stock-based award activity during the six months ended June 30, 2006:

			Weighted	Aggregate
	Number of	Weighted Average	Average Remaining	Intrinsic Value
	Shares	Exercise Price	Contractual Term	(in 000s)
Outstanding at December 31, 2005	753,845	$6.00
Granted	—	$—
Exercised	(273,704)	$5.77
Canceled	(1,334)	$3.50

Outstanding at June 30, 2006	478,807	$6.14	5.5 years	$11,880

Exercisable at June 30, 2006	466,806	$6.04	5.5 years	$13,703

The total intrinsic value of stock options exercised during the six months ended June 30, 2006 and 2005 were $6.3 million and $1.7 million, respectively. Net cash proceeds from the exercise

12 of 77

of stock options were $3.4 million and $992 thousand for the six months ended June 30, 2006 and 2005, respectively. Income tax benefits of $2.4 million and $647 thousand were realized from stock option exercises during the six months ended June 30, 2006 and 2005, respectively. The fair value of options vested during the six months ended June 30, 2006 and 2005 totaled $132 thousand and $320 thousand, respectively.
As of June 30, 2006, approximately $101 thousand of expense, before taxes, with respect to non-vested stock-based awards has yet to be recognized and will be amortized into expense over a weighted-average period of 2.7 years.
(9) Implementation of New Information System:
In July 2006, the Company announced that it initiated a project to implement a new information system, consolidating its three legacy operating systems into one integrated system. The project is expected to span a 30-month phased implementation period, beginning in July 2006, with an estimated external implementation cost approximating $14 million.
(10) Supplemental Cash Flow Information:
Interest paid during the first six months of 2006 and 2005 totaled $290 thousand and $2.1 million, respectively. Taxes paid during the first six months of 2006 and 2005 totaled $10.1 million and $10.0 million, respectively.
Supplemental schedule of non-cash investing activities:
In May 2006, the Company purchased the remaining 51% interest in the GSP joint venture and in June 2006, the Company acquired all of the outstanding stock of PS&W. In conjunction with the acquisition, liabilities were assumed as follows:

(in thousands)	PS&W	GSP
Fair value of assets acquired (including goodwill)	$17,655	$5,419
Termination of existing equity method investment in joint venture	—	(63)
Cash paid for stock / ownership interest	(8,916)	(100)

Liabilities assumed	$8,739	$5,256

13 of 77

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
We operate as a single business segment with 16 strategically-located processing and distribution facilities in Connecticut, Georgia, Illinois, Iowa, Michigan, Minnesota, North Carolina, Ohio and Pennsylvania. Our geographic footprint allows us to focus on regional customers and larger national and multi-national accounts, primarily located throughout the midwestern, eastern and southern United States.
On May 1, 2006, we acquired the remaining 51% interest in G.S.P., LLC (GSP). Prior to May 1, our 49% interest in GSP was accounted for under the equity method. Since May 1, the results of

14 of 77

GSP have been fully consolidated into our financial statements. In January 2006, we announced plans to close the Olympic Laser Processing (OLP) joint venture facility in Detroit, Michigan. OLP, which was a processor of laser welded steel blanks for the automotive industry, ceased operations in the first quarter of 2006. Our 50% interest in OLP is accounted for under the equity method.
In June 2006, we acquired all of the outstanding stock of Tinsley Group – PS&W, Inc. (PS&W), a North Carolina-based fabricator of heavy construction equipment components. Since June 2, the results of PS&W have been fully-consolidated into our financial statements.
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
During the first quarter of 2006, the collective bargaining agreement covering hourly plant employees at our Minneapolis plate facility was extended through March 31, 2009. Collective bargaining agreements covering our Detroit and other Minneapolis employees expire in 2007 and subsequent years. From time-to-time, union organizing activities have been held at our other locations, including current activity at our Iowa facility. We have never experienced a work stoppage and we believe that our relationship with employees is good. However, any prolonged

15 of 77

work stoppages by our personnel represented by collective bargaining units could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Critical Accounting Policies
This discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from these estimates under different assumptions or conditions. On an ongoing basis, we monitor and evaluate our estimates and assumptions.
For further information regarding the accounting policies that we believe to be critical accounting policies, and that affect our more significant judgments and estimates used in preparing our consolidated financial statements, see our Annual Report on Form 10-K for the year ended December 31, 2005.
Results of Operations
The following table sets forth certain income statement data for the three and six months ended June 30, 2006 and 2005 (dollars are shown in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2006		2005		2006		2005
		% of net		% of net		% of net		% of net
	$	sales	$	sales	$	sales	$	sales
Net sales	$256,155	100.0%	$241,482	100.0%	$495,026	100.0%	$526,040	100.0%

Gross profit (1)	53,360	20.8%	35,999	14.9%	100,518	20.3%	85,422	16.2%

Operating expenses (2)	37,318	14.6%	30,062	12.4%	71,642	14.5%	62,652	11.9%

Operating income	$16,042	6.3%	$5,937	2.5%	$28,876	5.8%	$22,770	4.3%

(1)	Gross profit is calculated as net sales less the cost of materials sold, exclusive of depreciation.

(2)	Operating expenses are calculated as total costs and expenses less the cost of materials sold.

16 of 77

Tons sold increased 7.5% to 343 thousand in the second quarter of 2006 from 319 thousand in the second quarter of 2005. Tons sold in the second quarter of 2006 included 288 thousand from direct sales and 55 thousand from toll processing, compared with 271 thousand direct tons and 48 thousand toll tons in the comparable period of last year. Tons sold increased 0.3% to 681 thousand in the first six months of 2006 from 678 thousand in the first six months of 2005. Tons sold in the first six months of 2006 included 570 thousand direct tons and 111 thousand from toll processing, compared with 584 thousand direct tons and 94 thousand toll tons in the comparable period last year. During the second quarter of 2006, we experienced strong demand from our customers, especially in the industrial equipment sector, and we expect demand to remain strong in the second half of 2006, subject to normal seasonal patterns.
Net sales increased 6.1% to $256.2 million in the second quarter of 2006 from $241.5 million in the second quarter of 2005. Net sales decreased 5.9% to $495.0 million in the first six months of 2006 from $526.0 million in the first six months of 2005. Average selling prices for the second quarter of 2006 decreased 1.3% from last year’s second quarter and increased 7.3% from the first quarter of 2006. We expect our average selling prices during the third quarter of 2006 to remain at or exceed levels recognized during the second quarter of 2006.
As a percentage of net sales, gross profit increased to 20.8% in the second quarter of 2006 from 14.9% in the second quarter of 2005. For the first six months of 2006, gross margin increased to 20.3% from 16.2% in the first six months of 2005. We expect gross margin levels in the third quarter of 2006 to be comparable to the second quarter of 2006.
Operating expenses in the second quarter of 2006 increased 24.1% to $37.3 million from $30.1 million in last year’s second quarter. Operating expenses in the first six months of 2006 increased 14.3% to $71.6 million from $62.7 million during the first six months of 2005. The increases in operating expenses are primarily attributable to higher distribution costs caused by higher fuel costs and surcharges, the addition of our second facility in Chambersburg, Pennsylvania, the increased number of laser processing machines in operation, increased variable compensation expense, and the inclusion of operating expenses related to the consolidation of GSP (starting on May 1) and PS&W (starting on June 2). As a percentage of net sales, operating expenses increased to 14.6% for the second quarter of 2006 from 12.4% in the comparable 2005

17 of 77

period. Operating expenses during the first six months of 2006 increased to 14.5% from 11.9% in the comparable 2005 period.
In 2006, the Company adopted SFAS No. 123-R which requires us to record compensation expense for stock options issued to employees and directors. Prior to 2006, we accounted for stock options granted to employees and directors under the intrinsic value method of APB No. 25, where no compensation expense was recognized. We have elected to use the modified prospective transition method where compensation expense is recorded prospectively. The adoption of SFAS No. 123-R resulted in $30 thousand of expense being recorded for stock options in the second quarter of 2006 and $112 thousand of expense being recorded for the first six months of 2006, compared to no stock option expense being recognized during the first six months of 2005. For additional information, see Note 7, Stock Options, of the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
Losses from joint ventures totaled $30 thousand in the second quarter of 2006, compared to income of $200 thousand in the second quarter of 2005. Loss from joint ventures totaled $137 thousand for the first six months of 2006, compared to income of $443 thousand in the first six months of 2005. OLP ceased operations during the first quarter of 2006. Operating losses generated by OLP during the first quarter of 2006 were recorded against the $3.5 million reserve for loss on disposition of joint ventures that was recorded at December 31, 2005. During the second quarter of 2006, OLP began liquidating its remaining assets. Offers from third parties to purchase the remaining assets were less than anticipated and we recorded an additional $2.0 million charge to reflect additional expected obligations under our guarantee of OLP’s debt. On May 1, 2006, we increased our ownership in GSP from 49% to 100%. Since May 1, GSP’s results have been fully consolidated in our financial results.
Financing costs totaled $345 thousand for the second quarter of 2006, compared to $1.4 million for the second quarter of 2005. Financing costs totaled $499 thousand for the first six months of 2006, compared to $2.7 million for the first six months of 2005. Our effective borrowing rate, inclusive of deferred financing fees and commitment fees, for the first six months of 2006 was 8.8% compared to 5.6% in the first six months of 2005. The effective borrowing rate increased because the unused line commitment fee was a larger percentage of total average outstanding

18 of 77

debt in 2006. Debt levels increased during the second quarter of 2006 as the Company acquired PS&W and strategically increased its inventory in response to a strong steel market.
For the second quarter of 2006, income before income taxes totaled $13.7 million, compared to $4.8 million in the second quarter of 2005. For the first six months of 2006, income before income taxes totaled $26.2 million, compared to $20.5 million in the first six months of 2005. An income tax provision of 37.7% was recorded for the first six months of 2006, compared to a provision of 38.5% for the first six months of 2005. We expect the effective tax rate to approximate 38% to 39% for the remainder of 2006. Taxes paid totaled $10.1 million and $10.0 million for the first six months of 2006 and 2005, respectively.
Net income for the second quarter of 2006 totaled $8.4 million or $.79 per diluted share, compared to net income of $3.0 million or $.29 per diluted share for the second quarter of 2005. Net income for the first six months of 2006 totaled $16.4 million or $1.54 per diluted share, compared to net income of $12.6 million or $1.21 per diluted share for the first six months of 2005.
Liquidity and Capital Resources
Our principal capital requirements include funding working capital needs, purchasing and upgrading processing equipment and facilities and paying dividends. We use cash generated from operations, leasing transactions, and our credit facility to fund these requirements.
Working capital at June 30, 2006 totaled $176.5 million, a $43.4 million increase from the end of the prior year. Significant working capital changes included a $28.1 million increase in accounts receivable and a $38.1 million increase in inventories, partially offset by decreases of $5.5 million in cash and cash equivalents and a $15.4 million increase in accounts payable.
For the six months ended June 30, 2006, we used $31.6 million of net cash from operations, of which $18.4 million was generated from operating activities and $50.0 million was used for working capital. We generated $43.3 million from financing activities, consisting primarily of revolver borrowings, inclusive of outstanding checks, proceeds from the exercise of stock options and payment of dividends. We spent $17.1 million on acquisitions and capital expenditures. In 2006, we have increased our capital spending significantly over levels seen in

19 of 77

recent years. In January 2006, we purchased and equipped a 150,000 square foot facility in Chambersburg, Pennsylvania for $5.9 million to expand our plate processing and machining activities in that geographic area. We added six new laser-processing lines during the first six months of 2006, all of which were or are expected to be financed through operating leases. In May 2006, we purchased our joint venture partner’s interest in GSP for $100 thousand. In June 2006, we acquired all of the outstanding stock of Tinsley Group – PS&W, Inc. for $10.1 million. We anticipate a post-closing working capital adjustment of $1.2 million, thereby reducing our preliminary effective purchase price of the stock to $8.9 million. In July 2006 we announced the beginning of a project to implement a new single information system to replace the three systems we currently use. The total external costs associated with the new information system are expected to approximate $14 million over the next 30 months. We also anticipate using our financial position to take advantage of a consolidating service center and fabricating industry.
In the first half of 2006, our Board of Directors approved quarterly dividends of $.03 per share that were paid on March 15, 2006 and June 15, 2006. In July 2006, our Board of Directors approved a quarterly dividend of $.03 per share which is payable on September 15, 2006 to shareholders of record as of September 1, 2006. We expect to make regular quarterly dividend distributions in the future, subject to the continuing determination by our Board of Directors that the payment of dividends remains in the best interest of our shareholders.
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
The Credit Facility requires us to comply with various covenants, the most significant of which include: (i) minimum availability of $10 million, tested monthly, (ii) a minimum fixed charge

20 of 77

coverage ratio of 1.25, and a maximum leverage ratio of 1.75, which are tested quarterly, (iii) restrictions on additional indebtedness, and (iv) limitations on dividends, capital expenditures and investments. At June 30, 2006 we had approximately $35 million of availability under our Credit Facility and we were in compliance with our covenants. The Credit Facility also contains an accordion feature which allows us to add $25 million of additional revolver capacity.
We believe that funds available under our Credit Facility and lease arrangements, together with funds generated from operations, will be sufficient to provide us with the liquidity necessary to fund anticipated working capital requirements and capital expenditure requirements over the next 12 months. In the future, we may as part of our business strategy, acquire and dispose of other assets in the same or complementary lines of business, enter into and exit strategic alliances and joint ventures, and pursue other business ventures. Accordingly, the timing and size of our capital requirements are subject to change as business conditions warrant and opportunities arise.

21 of 77

Forward-Looking Information
This document contains various forward-looking statements and information that are based on management’s beliefs as well as assumptions made by and information currently available to management. When used in this document, the words “may,” “will,” “anticipate,” “should,” “intend,” “expect,” “believe,” “estimate,” “project,” “plan,” “potential,” “continue,” as well as the negative of these terms or similar expressions are intended to identify forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks, uncertainties and assumptions including, but not limited to those set forth in Item 1A, Risk Factors, as found in our Annual Report on 10-K for the year ended December 31, 2005 and this Form 10-Q and the following:
•	general and global business, economic and political conditions;

•	competitive factors such as availability and pricing of steel, industry inventory levels and rapid fluctuations in customer demand and pricing;

•	the cyclicality and volatility within the steel industry;

•	the ability of customers (especially in the automotive industry) to maintain their credit availability;

•	layoffs or work stoppages by our own or our suppliers’ or customers’ personnel;

•	the availability and costs of transportation and logistical services;

•	equipment malfunctions or installation delays;

•	the successes of our strategic efforts and initiatives to increase sales volumes, maintain cash turnover, maintain or improve inventory turns and reduce costs;

•	the adequacy of our information technology and business system software;

•	the financial results of OLP, including the timing and outcome of OLP’s efforts and ability to liquidate its assets and the impact of customer, supplier, and competitive factors on OLP’s liquidation plans;

•	the post-acquisition integration of PS&W;

•	the successful implementation of our new information system; and

•	customer, supplier, and competitor consolidation, bankruptcy or insolvency.

22 of 77

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
Item 3. Qualitative and Quantitative Disclosure About Market Risk
During the past several years, the base price of carbon flat-rolled steel has fluctuated significantly. Declining prices could reduce our gross profit margin percentages to levels which are lower than our historical levels. Higher levels of inventory at steel service centers and end-use customers could cause competitive pressures which could also compress gross margins. Steel prices began increasing at the end of the third quarter of 2005 and remained relatively level during the fourth quarter of 2005 and the first quarter of 2006. Steel prices began increasing during the second quarter of 2006. While we have been successful in the past in passing on producers’ price increases and surcharges to our customers, there is no guarantee that we will be able to pass on price increases to our customers during the third quarter of 2006 and beyond. The possibility also exists that steel prices may decrease at some point during the remainder of 2006 which could result in lower sales, gross margin and income.
Approximately 9% of our net sales in the first six months of 2006 were directly to automotive manufacturer or manufacturers of automotive components and parts (“Automotive Customers”). The automotive industry experiences significant fluctuations in demand based on numerous factors such as general economic conditions and consumer confidence. The automotive industry is also subject, from time to time, to labor work stoppages. The domestic automotive industry, which has experienced a number of bankruptcies, is currently involved in significant restructuring. Certain customers in this industry represent an increasing credit risk.
We are exposed to the impact of interest rate changes and fluctuating steel prices. We have not entered into any interest rate or steel commodity hedge transactions for speculative purposes or otherwise.

23 of 77

Our primary interest rate risk exposure results from variable rate debt. If interest rates in the future were to increase 100 basis points (1.0%) from June 30, 2006 rates, and assuming no change in total debt from June 30, 2006 levels, the additional annual interest expense to us would be approximately $425 thousand. We currently do not hedge our exposure to variable interest rate risk; however, we have the option to enter into 30 to 180 day fixed base rate EURO loans under the Credit Facility.
Inflation generally affects us by increasing the cost of employee wages and benefits, transportation services, processing equipment, purchased steel, energy and borrowings under our credit facility. General inflation has not had a material effect on our financial results during the past two years; however, we have experienced a significant increase in distribution expense as a result of higher fuel and service costs.
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
Item 4. Controls and Procedures
The evaluation required by Rule 13a-15 of the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Report have been carried out under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. These disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in reports that are filed with or submitted to the SEC is: (i) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures; and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on this evaluation, the Chief

24 of 77

Executive Officer and Chief Financial Officer concluded that, as of June 30, 2006, our disclosure controls and procedures were effective.
There were no changes in our internal controls over financial reporting that occurred during the second quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

25 of 77

Part II. OTHER INFORMATION
Items 1, 2, and 3 of this Part II are either inapplicable or are answered in the negative and are omitted pursuant to the instructions to Part II.
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
Sales to the automotive industry could adversely affect our sales, margins and profitability. Approximately 9% of our 2006 sales were to Automotive Customers. Historically, due to the concentration of customers in this industry, our gross margins on these sales have generally been less than our margins on sales to customers in other industries. The continued difficulties faced by domestic Automotive Customers in 2006 has further challenged our margins on such sales. In addition, the precarious nature of the financial position of many domestic Automotive Customers has caused us to forego sales due to credit concerns. The loss of such sales contributed to the decrease in tons sold that we reported for the first quarter of 2006. We do not expect the problems faced by our domestic Automotive Customers to significantly improve during the remainder of 2006. If we are unable to generate sufficient future cash flow on our sales to Automotive Customers, we may be required to record an impairment charge against the assets which are used to service those customers.

26 of 77

We may have difficulties integrating our acquisition of Tinsley Group – PS&W, Inc. into our business which could adversely affect our results of operations. In June 2006, we acquired all of the stock of Tinsley Group – PS&W, Inc. (PS&W), a North Carolina-based fabricator of heavy construction equipment components. Risks associated with the acquisition include, but are not limited to:
•	our ability to realize anticipated benefits and the competitive position of PS&W after the acquisition;

•	the discovery of material unknown, assumed liabilities;

•	the possibility that costs or difficulties related to the acquisition will be greater than expected;

•	the possibility that integration of the acquisition would result in a diversion of management attention from the operation of our existing business;

•	the possibility that the anticipated benefits from the acquisition may not be realized or take longer than expected to be realized; and

•	the possibility that disruptions from the acquisition may make it difficult for PS&W or us to maintain relationships with our respective customers, employees or suppliers.
Post-acquisition difficulties with PS&W, including those outlined above, could adversely affect our business, our results of operations and our cash flows.
Our project to initiate implementation of a new information system could adversely affect our results of operations and cash flows. In July 2006, we announced the initiation of a project to implement a new information system, consolidating our three legacy operating systems into one integrated system. The objective is to standardize and streamline business processes and improve support for our growing service center and fabrication business. The project plan anticipates a 30-month phased implementation beginning in July 2006, with estimated external implementation costs approximating $14 million. Risks associated with the implementation include, but are not limited to:
•	a significant deployment of capital and a significant use of management and employee time;

•	the possibility that the timeline, costs or complexities related to the new system implementation will be greater than expected;

27 of 77

•	the possibility that benefits from the new system may be lower or take longer to realize than expected;

•	the possibility that disruptions from the implementation may make it difficult for us to maintain relationships with our respective customers, employees or suppliers.

•	limitations on the availability and adequacy of the proprietary software or consulting, training and project management services, as well as our ability to retain key personnel assigned to the project.
We can provide no assurance that the implementation process will be successful or will occur as planned and without disruption to operations. Difficulties associated with the design and implementation of the new information system could adversely affect our business, our results of operations and our cash flows.
Item 4. Submission of Matters to a Vote of Security Holders
The Company’s annual meeting of shareholders was held on April 27, 2006.
At the annual meeting, the Company’s shareholders elected David A Wolfort, Ralph M. Della Ratta, Jr., Martin H. Elrad and Howard L. Goldstein as Directors for a two-year term, which expires at the annual meeting of shareholders in 2008.
The following tabulation represents voting for the Directors:

	For	Against
David A. Wolfort	7,770,875	123,602
Ralph M. Della Ratta, Jr.	7,771,575	122,902
Martin H. Elrad	7,724,304	170,173
Howard L. Goldstein	7,737,604	156,873
The three Directors whose terms of office continued after the Annual Meeting were Michael D. Siegal, Thomas M. Forman and James B. Meathe, whose terms expire upon the election of directors at the annual meeting of shareholders in 2007.

28 of 77

Item 5. Other Items
In accordance with applicable SEC rules, the Company is providing the following disclosure of Entry into a Material Definitive Agreement (Item 1.01) in this Form 10-Q as the events occurred within four business days of this filing:
On August 8, 2006, the Company and Michael D. Siegal entered into an employment agreement pursuant to which Mr. Siegal will serve as Chairman and Chief Executive Officer of the Company for a term ending January 1, 2010. Under the agreement, Mr. Siegal receives a base salary of $575,000 for 2006, increasing to $605,000 in 2007, and subject to possible increases as determined by the Board. During the period of employment, Mr. Siegal will be eligible for a performance bonus under the Company’s Senior Management Compensation Program Plan in place as of 2006, as amended, or such other bonus plan that replaces that plan, and Mr. Siegal will be eligible to participate in any long-term incentive plan which may be created or amended by the Board from time-to-time. If the Company terminates Mr. Siegal’s employment “without cause” during his employment period, he will continue to receive his compensation under the agreement during the period ending on the earlier of (i) January 1, 2010 or (ii) the second anniversary of the termination of his employment. The employment agreement contains a two-year, non-competition and non-solicitation prohibition.
On August 8, 2006, the Company and Richard T. Marabito entered into an employment agreement pursuant to which Mr. Marabito will serve as Chief Financial Officer of the Company for a term ending January 1, 2012. Under the agreement, Mr. Marabito receives a base salary of $300,000 for 2006, increasing to $325,000 in 2007, and subject to possible increases as determined by the Board. During the period of employment, Mr. Marabito will be eligible for a performance bonus under the Company’s Senior Management Compensation Program Plan in place as of 2006, as amended, or such other bonus plan that replaces that plan, and Mr. Marabito will be eligible to participate in any long-term incentive plan which may be created or amended by the Board from time-to-time. If the Company terminates Mr. Marabito’s employment “without cause” during his employment period, he will continue to receive his compensation under the agreement during the period ending on the earlier of (i) January 1, 2012 or (ii) the second anniversary of the termination of his employment. The employment agreement contains a two-year, non-competition and non-solicitation prohibition.

29 of 77

The foregoing summaries of the employment agreements with Messrs. Siegal and Marabito are qualified in their entirety by reference to the full text of such agreements, copies of which are filed as Exhibits 10.12 and 10.13, respectively to this Form 10-Q.
Item 6. Exhibits

Exhibit	Description of Document	Reference

2.1	Stock Purchase Agreement dated May 19, 2006 with Goldstar Holdings Limited, a subsidiary of the Eliza Tinsley Group PLC and the sole shareholder of Tinsley Group-PS&W, Inc., and Goldstar Holding’s joint administrators	Filed herewith

4.13	Amendment No. 11 to Amended and Restated Credit Agreement and Waiver dated April 26, 2006 by and among the Registrant, five banks and Comerica Bank, as Administrative Agent	Incorporated by reference to Exhibit 4.13 to Registrant’s Form 8-K filed with the Commission on April 28, 2006

10.12*	Michael D. Siegal Employment Agreement dated August 8, 2006	Filed herewith

10.13*	Richard T. Marabito Employment Agreement dated August 8, 2006	Filed herewith

10.20*	Olympic Steel, Inc. Supplemental Executive Retirement Plan	Incorporated by reference to Exhibit 10.20 to Registrant’s Form 8-K filed with the Commission on April 28, 2006

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

*	- this Exhibit is a management contract or compensatory plan or arrangement.

30 of 77

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

OLYMPIC STEEL, INC.
(Registrant)

Date: August 9, 2006	By:	/s/ Michael D. Siegal Michael D. Siegal
Chairman of the Board and Chief
Executive Officer

	By:	/s/ Richard T. Marabito Richard T. Marabito
Chief Financial Officer
(Principal Accounting Officer)

31 of 77