Form 10-Q
period 2006-09-30
OLYMPIC STEEL INC
filed 2006-11-06
CIK 917470

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

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
Registrant’s telephone number, including area code (216) 292-3800
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of November 6, 2006

Common stock, without par value	10,429,494

Olympic Steel, Inc.
Index to Form 10-Q

		Page No.
Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets — September 30, 2006 (unaudited) and December 31, 2005 (audited)	3

	Consolidated Statements of Operations — for the three and nine months ended September 30, 2006 and 2005 (unaudited)	4

	Consolidated Statements of Cash Flows — for the nine months ended September 30, 2006 and 2005 (unaudited)	5

	Notes to Consolidated Financial Statements	6-14

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-23

Item 3.	Qualitative and Quantitative Disclosure About Market Risk	23-24

Item 4.	Controls and Procedures	24-25

Part II.	OTHER INFORMATION

Item 1A.	Risk Factors	25-27

Item 6.	Exhibits	27

SIGNATURES		28

EXHIBITS		29-34
EX-31.1
EX-31.2
EX-32.1
EX-32.2

2 of 34

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
Olympic Steel, Inc.
Consolidated Balance Sheets
(in thousands)

	September 30,	December 31,
	2006	2005
	(unaudited)
Assets

Cash and cash equivalents	$5,634	$9,555
Accounts receivable, net	106,911	80,131
Inventories	214,851	134,236
Prepaid expenses and other	4,285	3,733

Total current assets	331,681	227,655

Property and equipment, at cost	171,095	155,231
Accumulated depreciation	(84,521)	(77,480)

Net property and equipment	86,574	77,751

Investments in joint ventures	—	200
Goodwill	6,665	—
Other long-term assets	3,032	—

Total assets	$427,952	$305,606

Liabilities

Accounts payable	$94,539	$77,412
Accrued payroll	8,002	6,239
Other accrued liabilities	10,488	10,952

Total current liabilities	113,029	94,603

Credit facility revolver	72,592	—
Other long-term liabilities	5,471	2,962
Deferred income taxes	6,081	7,720

Total liabilities	197,173	105,285

Shareholders’ Equity

Preferred stock	—	—
Common stock	109,065	104,956
Retained earnings	121,714	95,365

Total shareholders’ equity	230,779	200,321

Total liabilities and shareholders’ equity	$427,952	$305,606

The accompanying notes are an integral part of these balance sheets.

3 of 34

Olympic Steel, Inc.
Consolidated Statements of Operations
(in thousands, except per share and tonnage data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(unaudited)		(unaudited)
Tons sold
Direct	264,092	256,211	833,707	840,727
Toll	49,352	49,367	160,491	143,350

	313,444	305,578	994,198	984,077

Net sales	$259,917	$208,358	$754,943	$734,398
Costs and expenses
Cost of materials (exclusive of depreciation shown below)	201,551	175,056	596,059	615,674
Warehouse and processing	16,250	10,266	41,544	30,958
Administrative and general	10,631	6,950	29,678	23,267
Distribution	6,393	5,279	19,594	15,438
Selling	3,009	3,032	10,042	11,830
Occupancy	1,240	990	4,203	3,628
Depreciation	2,092	1,960	6,196	6,008

Total costs and expenses	241,166	203,533	707,316	706,803

Operating income	18,751	4,825	47,627	27,595
Loss from joint ventures	—	(564)	(137)	(121)
Loss from disposition of joint venture	—	—	(2,000)	—

Income before financing costs and income taxes	18,751	4,261	45,490	27,474
Interest and other expense on debt	898	742	1,397	3,430

Income before income taxes	17,853	3,519	44,093	24,044
Income tax provision	6,918	1,355	16,806	9,257

Net income	$10,935	$2,164	$27,287	$14,787

Earnings per share:
Net income per share — basic	$1.05	$0.21	$2.63	$1.46

Weighted average shares outstanding — basic	10,429	10,153	10,368	10,127

Net income per share — diluted	$1.03	$0.21	$2.57	$1.42

Weighted average shares outstanding — diluted	10,663	10,445	10,629	10,446

The accompanying notes are an integral part of these statements.

4 of 34

Olympic Steel, Inc.
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30,

(in thousands)

	2006	2005
	(unaudited)
Cash flows from (used for) operating activities:
Net income	$27,287	$14,787
Adjustments to reconcile net income to net cash from (used for) operating activities (net of effects from purchases of GSP and PS&W) —
Depreciation and amortization	6,196	6,710
Loss from joint ventures, net of distributions and consolidation of GSP	137	274
Loss on disposition of property and equipment	9	17
Stock based compensation	120	—
Other long-term assets	(3,041)	—
Other long-term liabilities	2,509	—
Long-term deferred income taxes	(1,361)	(399)

	31,856	21,389

Changes in working capital:
Accounts receivable	(21,753)	875
Inventories	(75,107)	82,834
Prepaid expenses and other	(459)	231
Accounts payable	6,573	(9,780)
Accrued payroll and other accrued liabilities	652	(12,146)

	(90,094)	62,014

Net cash from (used for) operating activities	(58,238)	83,403

Cash flows from (used for) investing activities:
Purchase of GSP interest	(100)	—
Purchase of PS&W	(8,965)	—
Capital expenditures	(9,255)	(1,695)
Proceeds from disposition of property and equipment	5	—

Net cash used for investing activities	(18,315)	(1,695)

Cash flows from (used for) financing activities:
Credit facility revolver borrowings, net	69,745	(45,706)
Change in outstanding checks	2,100	(3,320)
Repayments of debt	(2,264)	(33,984)
Proceeds from exercise of stock options and employee stock purchases	3,989	1,049
Dividends paid	(938)	—

Net cash from (used for) financing activities	72,632	(81,961)

Cash and cash equivalents:
Net change	(3,921)	(253)
Beginning balance	9,555	4,684

Ending balance	$5,634	$4,431

The accompanying notes are an integral part of these statements.

5 of 34

Olympic Steel, Inc.
Notes to Consolidated Financial Statements
September 30, 2006
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
(2) Accounts Receivable:
The Company maintained allowances for doubtful accounts and unissued credits of $3.7 million and $3.6 million at September 30, 2006 and December 31, 2005, respectively. The allowance for doubtful accounts is maintained at a level considered appropriate based on historical experience and specific customer collection issues that have been identified. Estimations are based upon a calculated percentage of accounts receivable, which remains fairly level from year to year, and judgments about the probable effects of economic conditions on certain customers, which can fluctuate significantly from year to year. The Company cannot guarantee that the rate of future credit losses will be similar to past experience. The Company considers all available information when assessing the adequacy of its allowance for doubtful accounts.

6 of 34

(3) Inventories:
Steel inventories consisted of the following:

	September 30,	December 31,
(in thousands)	2006	2005
Unprocessed	$159,214	$98,939
Processed and finished	55,637	35,297

Totals	$214,851	$134,236

(4) Investments in Joint Ventures:
The Company and the United States Steel Corporation (USS) each own 50% of Olympic Laser Processing (OLP), a company that produced laser welded sheet steel blanks for the automotive industry. In January 2006, the Company and USS announced the closing of OLP. In conjunction with the closing, during the fourth quarter of 2005, the Company recorded a $3.5 million charge for the disposition of the joint venture, consisting of $1.3 million for the impairment of the Company’s investment in OLP and $2.2 million to be funded under the Company’s guarantee of OLP’s debt. OLP ceased operations during the first quarter of 2006. Operating losses incurred by OLP during the first quarter were recorded against the $3.5 million reserve. During the second and third quarters of 2006, OLP began liquidating its remaining assets. Offers from third-parties to purchase the remaining assets were less than anticipated and the Company recorded an additional $2.0 million charge in the second quarter of 2006 to reflect additional expected obligations under the guarantee of OLP’s debt. As of September 30, 2006, the Company guaranteed 50% of OLP’s $6.3 million of outstanding bank debt on a several basis. On December 15, 2006, OLP is required to repay its remaining $6.3 million of bank debt. If OLP is not able to liquidate its remaining assets, it is possible that the Company and USS may each need to advance as much as $3.15 million to OLP to cover the loan guarantees. The Company believes that the underlying value of OLP’s remaining assets, upon liquidation, will be sufficient to repay the advances made by the Company and USS at a later date.
Prior to May 1, 2006, the Company had a 49% ownership interest in G.S.P., LLC (GSP), a venture to support the flat-rolled steel requirements of the automotive industry as a Minority Business Enterprise. In order to gain full control of GSP, on May 1, 2006, the Company

7 of 34

purchased the remaining 51% ownership interest for $100 thousand and GSP ceased qualification as a Minority Business Enterprise.
As of September 30, 2006, all of GSP’s bank debt had been extinguished, thereby eliminating the Company’s 49% guarantee under GSP’s demand note bank agreement.
Since May 1, 2006, GSP’s results have been fully consolidated in the Company’s financial statements. Prior to May 1, the Company, using the equity method of accounting, recorded 49% of GSP’s net income or loss to its Consolidated Statement of Operations as “Income (Loss) from Joint Ventures.”
(5) Acquisition of Tinsley Group — PS&W, Inc.:
In order to further expand value-added and fabrication capabilities, on June 2, 2006, the Company purchased all of the outstanding stock of Tinsley Group — PS&W, Inc. (PS&W) for $10.1 million, subject to a post-closing net working capital adjustment. During the third quarter of 2006, the net working capital adjustment was finalized and the purchase price was reduced by $1.1 million. The final purchase price of $9.0 million includes $6.7 million of goodwill. The results of PS&W have been fully consolidated in the Company’s financial results since June 2, 2006.
PS&W is a full service fabricating company that utilizes burning, forming, machining and painting to produce a wide variety of fabrications for large original equipment manufacturers of heavy construction equipment. PS&W was founded in 1990 and currently operates two facilities in North Carolina.
(6) Debt:
The Company’s secured bank-financing agreement (the Credit Facility) is a revolving credit facility collateralized by the Company’s accounts receivable, inventories, and substantially all of its property and equipment. Borrowings are limited to the lesser of a borrowing base, comprised of eligible receivables and inventories or, effective with a September 2006 amendment, $130 million in the aggregate. The Credit Facility size will be reduced to $110 million effective March 31, 2007. In April 2006, the Company entered into an amendment of the Credit Facility which, subject to the terms and conditions set forth in the amendment: (i) extended the maturity

8 of 34

date of the Credit Facility to December 15, 2009, with annual extensions at the banks’ option; (ii) increased the amount of allowable investments in joint ventures from $2.5 million to $10 million; and (iii) increased the annual limitation on capital expenditures from $15 million to $25 million. The Company has the option to borrow based on the agent’s base rate or Eurodollar Rates (EURO) plus a premium.
The Credit Facility requires the Company to comply with various covenants, the most significant of which include: (i) minimum availability of $10 million, tested monthly, (ii) a minimum fixed charge coverage ratio of 1.25, and a maximum leverage ratio of 1.75, which are tested quarterly, (iii) restrictions on additional indebtedness, and (iv) limitations on dividends, capital expenditures and investments. At September 30, 2006, the Company had approximately $50 million of availability under the Credit Facility and the Company was in compliance with its covenants. The Credit Facility also contains an accordion feature which allows the Company to add $25 million of additional revolver capacity.
Outstanding checks are included as part of Accounts Payable on the accompanying consolidated balance sheets and such checks totaled $17.1 million as of September 30, 2006 and $15.0 million as of December 31, 2005.
(7) Shares Outstanding and Earnings Per Share:
Earnings per share have been calculated based on the weighted average number of shares outstanding as set forth below:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(in thousands, except per share data)	2006	2005	2006	2005
Weighted average shares outstanding	10,429	10,153	10,368	10,127
Assumed exercise of stock options	204	292	261	319

Weighted average diluted shares	10,633	10,445	10,629	10,446

Net income	$10,935	$2,164	$27,287	$14,787

Basic earnings per share	$1.05	$0.21	$2.63	$1.46

Diluted earnings per share	$1.03	$0.21	$2.57	$1.42

9 of 34

(8) Stock Options:
In January 1994, the Stock Option Plan (Option Plan) was adopted by the Board of Directors and approved by the shareholders of the Company. Pursuant to the provisions of the Option Plan, key employees of the Company, non-employee directors and consultants may be offered the opportunity to acquire shares of Common Stock by the grant of stock options, including both incentive stock options (ISOs) and nonqualified stock options. ISOs are not available to non-employee directors or consultants. A total of 1,300,000 shares of Common Stock were reserved under the Option Plan. To the extent possible, shares of Treasury Stock are used to satisfy shares resulting from the exercise of stock options. The purchase price of a share of Common Stock pursuant to an ISO will not be less than the fair market value of a share of Common Stock at the grant date. Options vest over periods ranging from six months to five years and all expire 10 years after the grant date.
The Option Plan terminates on January 5, 2009. Termination of the Option Plan will not affect outstanding options. As of September 30, 2006, there were 24,170 options available for grant.
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
Under the intrinsic value method used prior to January 1, 2006, compensation expense for stock-based compensation was not recognized in our Consolidated Statements of Operations as all stock options granted by the Company had an exercise price equal to or greater than the market value of the underlying common stock on the option grant date.

10 of 34

The following table summarizes the effect of the adoption of SFAS No. 123-R on the 2006 results of operations:

	For the three	For the nine
	months ended	months ended
(in thousands, except per share data)	September 30, 2006	September 30, 2006
Stock option expense before taxes	$8	$120
Stock option expense after taxes	5	74
Impact per basic share	$0.00	$0.01
Impact per diluted share	$0.00	$0.01
All pre-tax charges related to stock option expense were included in the caption “Administrative and general” on the accompanying Consolidated Statements of Operations. Prior to the adoption of SFAS No. 123-R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flow in the Consolidated Statements of Cash Flow. SFAS No. 123-R requires the cash flow resulting from the tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. For the nine months ended September 30, 2006, tax benefits realized from option exercises totaled $2.4 million.
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
For periods prior to 2006, the following table illustrates the pro-forma effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in the period:

11 of 34

	For the Three Months	For the Nine Months
(in thousands, except per share data)	Ended September 30, 2005	Ended September 30, 2005

Net income, as reported	$2,164	$14,787
Pro forma expense, net of tax	(2)	(348)

Pro forma net income	$2,162	$14,439

Basic net income per share:
As reported	$0.21	$1.46

Pro forma	$0.21	$1.43

Diluted earnings per share:
As reported	$0.21	$1.42

Pro forma	$0.21	$1.38

The following table summarizes stock-based award activity during the nine months ended September 30, 2006:

		Weighted	Weighted	Aggregate
	Number of	Average	Average Remaining	Intrinsic Value
	Shares	Exercise Price	Contractual Term	(in 000s)
Outstanding at December 31, 2005	753,845	$6.00
Granted	—	$—
Exercised	(275,371)	$5.81
Canceled	(1,334)	$3.50

Outstanding at September 30, 2006	477,140	$6.13	5.3 years	$8,937

Exercisable at September 30, 2006	465,139	$6.03	5.2 years	$8,760

The total intrinsic value of stock options exercised during the nine months ended September 30, 2006 and 2005 was $6.3 million and $1.7 million, respectively. Net cash proceeds from the exercise of stock options, exclusive of income tax benefits, were $1.6 million and $1.0 million for the nine months ended September 30, 2006 and 2005, respectively. Income tax benefits of $2.4 million and $653 thousand were realized from stock option exercises during the nine months ended September 30, 2006 and 2005, respectively. The fair value of options vested during the nine months ended September 30, 2006 and 2005 totaled $139 thousand and $320 thousand, respectively.

12 of 34

As of September 30, 2006, approximately $93 thousand of expense, before taxes, with respect to non-vested stock-based awards has yet to be recognized and will be amortized into expense over a weighted-average period of 2.4 years.
(9) Implementation of New Information System:
In July 2006, the Company initiated a project to implement a new information system, consolidating its three legacy operating systems into one integrated system. The project is expected to span a 30-month phased implementation period, beginning in July 2006, with an estimated external implementation cost approximating $14 million.
(10) Supplemental Cash Flow Information:
Interest paid during the first nine months of 2006 and 2005 totaled $1.1 million and $3.0 million, respectively. Taxes paid during the first nine months of 2006 and 2005 totaled $17.2 million and $10.2 million, respectively.
Supplemental schedule of non-cash investing activities:
In May 2006, the Company purchased the remaining 51% interest in the GSP joint venture and in June 2006, the Company acquired all of the outstanding stock of PS&W. In conjunction with these acquisitions, liabilities were assumed as follows:

(in thousands)	PS&W	GSP
Fair value of assets acquired (including goodwill)	$17,644	$5,419
Termination of existing equity method investment in joint venture	—	(63)
Cash paid for stock / ownership interest	(8,965)	(100)

Liabilities assumed	$8,679	$5,256

13 of 34

(11) Impact of Recently Issued Accounting Pronouncements:
In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement principles for financial statement disclosure of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact the adoption of FIN 48 will have on its consolidated financial statements.
In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company does not expect the adoption of SAB 108 will have a material impact on its consolidated financial statements.
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS No. 157”), Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS No. 157 will have a material impact on its consolidated financial statements.

14 of 34

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
Overview
We are a leading U.S. steel service center with over 50 years of experience. Our primary focus is on the direct sale and distribution of large volumes of processed carbon, coated and stainless flat-rolled sheet, coil and plate products. We act as an intermediary between steel producers and manufacturers that require processed steel for their operations. We serve customers in most carbon steel consuming industries, including manufacturers and fabricators of transportation and material handling equipment, automobiles, construction and farm machinery, storage tanks, environmental and energy generation products, food service and electrical equipment, as well as general and plate fabricators, and steel service centers. We distribute our products primarily through a direct sales force.
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
We sell a broad range of steel products, many of which have different profits and margins. Products that have more value-added processing generally have greater profits and higher margins. Accordingly, our overall profit is affected by, among other things, product mix, the amount of processing performed, the availability of steel, volatility in selling prices and material purchase costs. We also perform toll processing of customer-owned steel, the majority of which

15 of 34

is performed by our Detroit and Georgia operations. We sell certain products internationally, primarily in Puerto Rico and Mexico. All international sales and payments are made in United States dollars. Recent international sales have been immaterial to our consolidated financial results.
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
During the first quarter of 2006, the collective bargaining agreement covering hourly plant employees at our Minneapolis plate facility was extended through March 31, 2009. Collective bargaining agreements covering our Detroit and other Minneapolis employees expire in 2007 and subsequent years. From time-to-time, union organizing activities have been held at our other locations. We have never experienced a work stoppage and we believe that our relationship with employees is good. However, any prolonged work stoppages by our personnel represented by collective bargaining units could have a material adverse effect on our business, financial condition, results of operations and cash flows.
On May 1, 2006, we acquired the remaining 51% interest in G.S.P., LLC (GSP). Prior to May 1, our 49% interest in GSP was accounted for under the equity method. Since May 1, the results of GSP have been fully consolidated into our financial statements. In January 2006, we announced plans to close the Olympic Laser Processing (OLP) joint venture facility in Detroit, Michigan. OLP, which was a processor of laser welded steel blanks for the automotive industry, ceased operations in the first quarter of 2006. Our 50% interest in OLP is accounted for under the equity method.
In June 2006, we acquired all of the outstanding stock of Tinsley Group — PS&W, Inc. (PS&W), a North Carolina-based fabricator of heavy construction equipment components. Since June 2, the results of PS&W have been fully-consolidated into our financial statements.
Critical Accounting Policies
This discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting

16 of 34

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
Results of Operations
The following table sets forth certain income statement data for the three and nine months ended September 30, 2006 and 2005 (dollars are shown in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2006		2005		2006		2005
	$	% of net sales	$	% of net sales	$	% of net sales	$	% of net sales

Net sales	$259,917	100.0%	$208,358	100.0%	$754,943	100.0%	$734,398	100.0%
Gross profit (1)	58,366	22.5%	33,302	16.0%	158,884	21.0%	118,724	16.2%
Operating expenses (2)	39,615	15.2%	28,477	13.7%	111,257	14.7%	91,129	12.4%
Operating income	$18,751	7.2%	$4,825	2.3%	$47,627	6.3%	$27,595	3.8%

(1)	Gross profit is calculated as net sales less the cost of materials sold, exclusive of depreciation.

(2)	Operating expenses are calculated as total costs and expenses less the cost of materials sold.
Tons sold increased 2.6% to 313 thousand in the third quarter of 2006 from 306 thousand in the third quarter of 2005. Tons sold in the third quarter of 2006 included 264 thousand from direct sales and 49 thousand from toll processing, compared with 256 thousand direct tons and 50 thousand toll tons in the comparable period of last year. Tons sold increased 1.0% to 994 thousand in the first nine months of 2006 from 984 thousand in the first nine months of 2005. Tons sold in the first nine months of 2006 included 834 thousand direct tons and 160 thousand from toll processing, compared with 841 thousand direct tons and 143 thousand toll tons in the comparable period last year. We expect that normal seasonal patterns and less sales to other

17 of 34

service centers will result in lower sales volumes during the fourth quarter of 2006 as compared to the third quarter of 2006.
Net sales increased 24.7% to $259.9 million in the third quarter of 2006 from $208.4 million in the third quarter of 2005. Net sales increased 2.8% to $754.9 million in the first nine months of 2006 from $734.4 million in the first nine months of 2005. Average selling prices for the third quarter of 2006 increased 21.6% from last year’s third quarter and increased 10.9% from the second quarter of 2006. Historically, average selling prices in the fourth quarter have been lower than average selling prices in the third quarter due to normal season patterns.
As a percentage of net sales, gross profit increased to 22.5% in the third quarter of 2006 from 16.0% in the third quarter of 2005. For the first nine months of 2006, gross margin increased to 21.0% from 16.2% in the first nine months of 2005. We expect the higher level of inventory held at service centers, along with normal season patterns, will result in lower gross margin levels during the fourth quarter of 2006.
Operating expenses in the third quarter of 2006 increased 39.1% to $39.6 million from $28.5 million in last year’s third quarter. Operating expenses in the first nine months of 2006 increased 22.1% to $111.3 million from $91.1 million during the first nine months of 2005. The increases in operating expenses are primarily attributable to higher distribution costs caused by higher fuel costs and surcharges, the addition of our second facility in Chambersburg, Pennsylvania, the increased number of laser processing machines in operation, increased variable compensation expense, and the inclusion of operating expenses related to the consolidation of GSP (starting on May 1) and the acquisition of PS&W (starting on June 2). As a percentage of net sales, operating expenses increased to 15.2% for the third quarter of 2006 from 13.7% in the comparable 2005 period. Operating expenses during the first nine months of 2006 increased to 14.7% from 12.4% in the comparable 2005 period.
In 2006, the Company adopted SFAS No. 123-R which requires us to record compensation expense for stock options issued to employees and directors. Prior to 2006, we accounted for stock options granted to employees and directors under the intrinsic value method of APB No. 25, where no compensation expense was recognized. We have elected to use the modified prospective transition method where compensation expense is recorded prospectively. The adoption of SFAS No. 123-R resulted in $8 thousand of expense being recorded for stock options in the third quarter of 2006 and $120 thousand of expense being recorded for the first nine

18 of 34

months of 2006, compared to no stock option expense being recognized during the first nine months of 2005. For additional information, see Note 8, Stock Options, of the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
Losses from joint ventures totaled $0 in the third quarter of 2006, compared to $564 thousand in the third quarter of 2005. Loss from joint ventures totaled $137 thousand for the first nine months of 2006, compared to $121 thousand in the first nine months of 2005. OLP ceased operations during the first quarter of 2006. Operating losses generated by OLP during the first quarter of 2006 were recorded against the $3.5 million reserve for loss on disposition of joint ventures that was recorded at December 31, 2005. During the second and third quarters of 2006, OLP began liquidating its remaining assets. Offers from third parties to purchase the remaining assets were less than anticipated and we recorded an additional $2.0 million charge in the second quarter of 2006 to reflect additional expected obligations under our guarantee of OLP’s debt.
Financing costs totaled $898 thousand for the third quarter of 2006, compared to $742 thousand for the third quarter of 2005. Financing costs totaled $1.4 million for the first nine months of 2006, compared to $3.4 million for the first nine months of 2005. Our effective borrowing rate, inclusive of deferred financing fees and commitment fees, for the first nine months of 2006 was 7.8% compared to 6.1% in the first nine months of 2005. The effective borrowing rate increased because the unused line commitment fee was a larger percentage of total average outstanding debt in 2006. Debt levels increased during the second and third quarters of 2006 as the Company acquired PS&W and increased its inventory in response to a strong steel market.
For the third quarter of 2006, income before income taxes totaled $17.9 million, compared to $3.5 million in the third quarter of 2005. For the first nine months of 2006, income before income taxes totaled $44.1 million, compared to $24.0 million in the first nine months of 2005. An income tax provision of 38.1% was recorded for the first nine months of 2006, compared to a provision of 38.5% for the first nine months of 2005. We expect the effective tax rate to be comparable in the fourth quarter of 2006. Taxes paid totaled $17.2 million and $10.2 million for the first nine months of 2006 and 2005, respectively.
Net income for the third quarter of 2006 totaled $10.9 million or $1.03 per diluted share, compared to net income of $2.2 million or $.21 per diluted share for the third quarter of 2005. Net income for the first nine months of 2006 totaled $27.3 million or $2.57 per diluted share,

19 of 34

compared to net income of $14.8 million or $1.42 per diluted share for the first nine months of 2005.
Liquidity and Capital Resources
Our principal capital requirements include funding working capital needs, purchasing and upgrading processing equipment and facilities, acquisitions and paying dividends. We use cash generated from operations, leasing transactions, and our credit facility to fund these requirements.
Working capital at September 30, 2006 totaled $218.7 million, a $85.6 million increase from the end of the prior year. Significant working capital changes included a $26.8 million increase in accounts receivable and a $80.6 million increase in inventories, partially offset by decreases of $3.9 million in cash and cash equivalents and a $17.1 million increase in accounts payable.
For the nine months ended September 30, 2006, we used $58.2 million of net cash for operations, of which $31.9 million was generated from operating activities and $90.1 million was used for working capital. We generated $72.6 million from financing activities, consisting primarily of revolver borrowings. We spent $18.3 million on acquisitions and capital expenditures. In 2006, we have increased our capital spending significantly over levels in recent years. In January 2006, we purchased and equipped a 150,000 square foot facility in Chambersburg, Pennsylvania for $5.9 million to expand our plate processing and machining activities in that geographic area. We added six new laser-processing lines during 2006, all of which were or are expected to be financed through operating leases. In June 2006, we acquired all of the outstanding stock of Tinsley Group — PS&W, Inc. for $9.0 million (net of the final post-closing working capital adjustment). We anticipate using our financial position to continue to take advantage of a consolidating service center and fabricating industry. In July 2006 we announced the beginning of a project to implement a new single information system to replace the three systems we currently use. The total external costs associated with the new information system are expected to approximate $14 million over a 30-month phased implementation that began in July 2006.
During the first three quarters of 2006, our Board of Directors approved quarterly dividends of $.03 per share that were paid on March 15, 2006, June 15, 2006 and September 15, 2006. In October 2006, our Board of Directors approved a quarterly dividend of $.03 per share which is payable on December 15, 2006 to shareholders of record as of December 1, 2006. We expect to make regular quarterly dividend distributions in the future, subject to the continuing

20 of 34

determination by our Board of Directors that the payment of dividends remains in the best interest of our shareholders.
Our secured bank-financing agreement (the Credit Facility) is a revolving credit facility collateralized by our accounts receivable, inventories, and substantially all of our property and equipment. Borrowings are limited to the lesser of a borrowing base, comprised of eligible receivables and inventories or, effective with a September 2006 amendment, $130 million in the aggregate. The Credit Facility size will be reduced to $110 million effective March 31, 2007. In April 2006, we entered into an amendment of the Credit Facility which, subject to the terms and conditions set forth in the amendment: (i) extended the maturity date of the existing Credit Facility to December 15, 2009, with annual extensions at the banks’ option; (ii) increased the allowable investments in joint ventures from $2.5 million to $10 million; and (iii) increased the annual limitation on capital expenditures from $15 million to $25 million.
As of September 30, 2006, we guaranteed 50% of OLP’s $6.3 million of outstanding bank debt on a several basis. On December 15, 2006, OLP is required to repay its remaining $6.3 million of bank debt. If OLP is not able to liquidate its remaining assets, it is possible that we and USS may each need to advance as much as $3.15 million to OLP to cover the loan guarantees. We believe the underlying value of OLP’s remaining assets, upon liquidation, will be sufficient to repay the advances made by us and USS at a later date.
The Credit Facility requires us to comply with various covenants, the most significant of which include: (i) minimum availability of $10 million, tested monthly, (ii) a minimum fixed charge coverage ratio of 1.25, and a maximum leverage ratio of 1.75, which are tested quarterly, (iii) restrictions on additional indebtedness, and (iv) limitations on dividends, capital expenditures and investments. At September 30, 2006 we had approximately $50 million of availability under our Credit Facility and we were in compliance with our covenants. The Credit Facility also contains an accordion feature which allows us to add $25 million of additional revolver capacity.
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

21 of 34

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

22 of 34

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
During the past several years, the base price of carbon flat-rolled steel has fluctuated significantly. Declining prices could reduce our gross profit margin percentages to levels which are lower than our historical levels. Higher levels of inventory held by us, other steel service centers, and end-use customers could cause competitive pressures which could also compress gross margins. Steel prices began increasing at the end of the third quarter of 2005 and remained relatively level during the fourth quarter of 2005 and the first quarter of 2006. Steel prices increased during the second quarter of 2006 and further increased during the third quarter of 2006 before decreasing from peak levels. While we have generally been successful in the past in passing on producers’ price increases and surcharges to our customers, there is no guarantee that we will be able to pass on price increases to our customers during the fourth quarter of 2006 and beyond. Due, in part, to higher levels of inventory held at service centers, the possibility also exists that steel prices may decrease during the remainder of 2006 which could result in lower sales, gross margin and net income.
Approximately 9% of our net sales in the first nine months of 2006 were directly to automotive manufacturers or manufacturers of automotive components and parts (“Automotive Customers”). The automotive industry experiences significant fluctuations in demand based on numerous factors such as general economic conditions and consumer confidence. The automotive industry is also subject, from time to time, to labor work stoppages. The domestic automotive industry, which has experienced a number of bankruptcies, is currently involved in significant restructuring which has resulted in lower production volumes. Certain customers in this industry represent an increasing credit risk.

23 of 34

We are exposed to the impact of interest rate changes and fluctuating steel prices. We have not entered into any interest rate or steel commodity hedge transactions for speculative purposes or otherwise.
Our primary interest rate risk exposure results from variable rate debt. If interest rates in the future were to increase 100 basis points (1.0%) from September 30, 2006 rates, and assuming no change in total debt from September 30, 2006 levels, the additional annual interest expense to us would be approximately $726 thousand. We currently do not hedge our exposure to variable interest rate risk; however, we have the option to enter into 30 to 180 day fixed base rate EURO loans under the Credit Facility.
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
The evaluation required by Rule 13a-15 of the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Report has been carried out under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. These disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in reports that are filed with or submitted to the SEC is: (i) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures; and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on this evaluation, the Chief

24 of 34

Executive Officer and Chief Financial Officer concluded that, as of September 30, 2006, our disclosure controls and procedures were effective.
There were no changes in our internal controls over financial reporting that occurred during the third quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II. OTHER INFORMATION
Items 1, 2, 3, 4 and 5 of this Part II are either inapplicable or are answered in the negative and are omitted pursuant to the instructions to Part II.

Item 1A.	Risk Factors
Information regarding risk factors appears in Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2005 and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q. Except for the items shown below, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.
Sales to the automotive industry could adversely affect our sales, margins and profitability. Approximately 9% of our 2006 sales were to Automotive Customers. Historically, due to the concentration of customers in this industry, our gross margins on these sales have generally been less than our margins on sales to customers in other industries. The continued difficulties faced by domestic Automotive Customers in 2006 has further challenged our margins on such sales. In addition, the precarious nature of the financial position of many domestic Automotive Customers has caused us to forego sales due to credit concerns. The loss of such sales contributed to the decrease in tons sold that we reported for the first quarter of 2006. We do not expect the problems faced by our domestic Automotive Customers to significantly improve during the next few quarters. If we are unable to generate sufficient future cash flow on our sales to Automotive Customers, we may be required to record an impairment charge against the assets which are used to service those customers.

25 of 34

We may have difficulties integrating our acquisition of Tinsley Group — PS&W, Inc. into our business which could adversely affect our results of operations. In June 2006, we acquired all of the stock of Tinsley Group — PS&W, Inc. (PS&W), a North Carolina-based fabricator of heavy construction equipment components. Risks associated with the acquisition include, but are not limited to:
•	our ability to realize anticipated benefits and the competitive position of PS&W after the acquisition;

•	the discovery of material unknown, assumed liabilities;

•	the possibility that costs or difficulties related to the acquisition will be greater than expected;

•	the possibility that integration of the acquisition would result in a diversion of management attention from the operation of our existing business;

•	the possibility that the anticipated benefits from the acquisition may not be realized or take longer than expected to be realized;

•	the possibility that disruptions from the acquisition may make it difficult for PS&W or us to maintain relationships with our respective customers, employees or suppliers; and

•	difficulties in integrating PS&W’s information systems.
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
Our project to initiate implementation of a new information system could adversely affect our results of operations and cash flows. In July 2006, we announced the initiation of a project to implement a new information system, consolidating our three legacy operating systems into one integrated system. The objective is to standardize and streamline business processes and improve support for our growing service center and fabrication business. The project plan anticipates a 30-month phased implementation beginning in July 2006, with estimated external implementation costs approximating $14 million. Risks associated with the implementation include, but are not limited to:
•	a significant deployment of capital and a significant use of management and employee time;

•	the possibility that the timeline, costs or complexities related to the new system implementation will be greater than expected;

26 of 34

•	the possibility that benefits from the new system may be lower or take longer to realize than expected;

•	the possibility that disruptions from the implementation may make it difficult for us to maintain relationships with our respective customers, employees or suppliers; and

•	limitations on the availability and adequacy of the proprietary software or consulting, training and project management services, as well as our ability to retain key personnel assigned to the project.
We can provide no assurance that the implementation process will be successful or will occur as planned and without disruption to operations. Difficulties associated with the design and implementation of the new information system could adversely affect our business, our results of operations and our cash flows.

Item 6.	Exhibits

Exhibit	Description of Document	Reference

4.14	Amendment No. 12 to Amended and Restated Credit Agreement dated September 29, 2006 by and among the Registrant, five banks and Comerica Bank, as Administrative Agent	Incorporated by reference to Exhibit 4.14 to Registrant’s Form 8-K filed with the Commission on October 3, 2006

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

27 of 34

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

OLYMPIC STEEL, INC. (Registrant)
Date: November 6, 2006	By:	/s/ Michael D. Siegal
Michael D. Siegal
Chairman of the Board and Chief Executive Officer

	By:	/s/ Richard T. Marabito
Richard T. Marabito
Chief Financial Officer (Principal Accounting Officer)

28 of 34