Form 10-K
period 2006-12-31
OLYMPIC STEEL INC
filed 2007-03-13
CIK 917470

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

( X )	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Year Ended December 31, 2006

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-23320

OLYMPIC STEEL, INC.

(Exact name of registrant as specified in its charter)

Ohio	34-1245650
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

5096 Richmond Road, Bedford Heights, Ohio	44146
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (216) 292-3800

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of each Exchange on which registered
Common Stock, without par value	The NASDAQ Stock Market LLC
Preferred Stock Purchase Rights	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicated by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes (    )  No (X)

Indicated by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes (    )  No (X)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X)  No (    )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  (X)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer (    )                    Accelerated filer (X)                    Non-accelerated filer (    )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes (    )  No (X)

As of June 30, 2006, the aggregate market value of voting stock held by nonaffiliates of the registrant based on the closing price at which such stock was sold on the Nasdaq Global Market on such date approximated $304,744,352. The number of shares of Common Stock outstanding as of March 13, 2007 was 10,444,078.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days of the close of its fiscal year ended December 31, 2006, portions of which document shall be deemed to be incorporated by reference in Part I and Part III of this Annual Report on Form 10-K from the date such document is filed.

PART I

ITEM 1.   BUSINESS

The Company

We are a leading U.S. steel service center with over 50 years of experience. Our primary focus is on the direct sale and distribution of large volumes of processed carbon, coated and stainless flat-rolled sheet, coil and plate steel products. We operate as an intermediary between steel producers and manufacturers that require processed steel for their operations. We provide services and functions that form an integral component of our customers’ supply chain management, reducing inventory levels and increasing efficiency, thereby lowering their overall cost of production. Our processing services include both traditional service center processes of cutting-to-length, slitting, and shearing and higher value-added processes of blanking, tempering, plate burning, precision machining, fabrication and painting of steel parts.

We operate as a single business segment with 16 strategically-located processing and distribution facilities in Connecticut, Georgia, Illinois, Iowa, Michigan, Minnesota, North Carolina, Ohio, and Pennsylvania. This broad geographic footprint allows us to focus on regional customers and larger national and multi-location accounts, primarily located throughout the midwestern, eastern and southern United States. In June 2006, we acquired Tinsley Group-PS&W, Inc. (“PS&W”) a full service fabricating company which operates two plants in North Carolina that utilizes boring, forming, machining and painting equipment to produce a wide variety of fabrications for large original equipment manufacturers of heavy construction equipment. On May 1, 2006, we acquired the remaining 51% interest in G.S.P., LLC (“GSP”), a venture in the Detroit area that primarily services the automotive market. During the first quarter of 2006, we announced plans to close the Olympic Laser Processing (“OLP”) joint venture near Detroit, Michigan. OLP ceased operations during the first quarter of 2006 and continues to liquidate its remaining assets.

We are incorporated under the laws of the State of Ohio. Our executive offices are located at 5096 Richmond Road, Cleveland, Ohio 44146. Our telephone number is (216) 292-3800, and our website address is www.olysteel.com.

Industry Overview

The steel industry is comprised of three types of entities: steel producers, intermediate steel processors and steel service centers. Steel producers have historically emphasized the sale of steel to volume purchasers and have generally viewed intermediate steel processors and steel service centers as part of their customer base. However, all three types of entities can compete for certain customers who purchase large quantities of steel. Intermediate steel processors tend to serve as processors in large quantities for steel producers and major industrial consumers of processed steel, including automobile and appliance manufacturers.

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

End product manufacturers and other steel users have increasingly sought to purchase steel on shorter lead times and with more frequent and reliable deliveries than can normally be provided by steel producers. Steel service centers generally have lower labor costs than steel producers and consequently process steel on a more cost-effective basis. In addition, due to this lower cost structure, steel service centers are able to handle orders in quantities smaller than would be economical for steel producers. The benefits to customers purchasing products from steel service centers include lower inventory levels, lower overall cost of raw materials, more timely response and decreased manufacturing time and operating expense. Customers also benefit from a lower investment in capital equipment which allows them to focus on the engineering and marketing of their products. We believe that the increasing prevalence of just-in-time delivery requirements has made the value-added inventory, processing and delivery functions performed by steel service centers increasingly important.

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

Business Strategy and Objectives

We believe that the steel service center and processing industry is driven by four primary trends: (i) increased outsourcing of manufacturing processes by domestic original equipment manufacturers; (ii) shift by customers to fewer and larger suppliers; (iii) increased customer demand for higher quality products and services; and (iv) consolidation and globalization of industry participants.

In recognition of these industry dynamics, our focus has been on achieving profitable growth through the start-up, acquisition, or participation in service centers, processors, and related businesses, and investments in higher value-added processing equipment and services, while continuing our commitment to expanding and improving our sales and servicing efforts.

We have focused on specific operating objectives including: (i) investing in value-added and automation equipment; (ii) controlling operating expenses in relation to sales volumes; (iii) maintaining inventory turnover in excess of five times per year; (iv) maintaining our cash turnover rates; (v) improving safety awareness; and (vi) improving on-time delivery and quality performance. These operating objectives are supported by:

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

Investment In Value-Added Processing Equipment.    We have invested in processing equipment to support customer demand and to respond to the growing trend among capital equipment manufacturers (our customers) to outsource non-core production processes, such as plate processing and fabrication, and to concentrate on engineering, design and assembly. When the results of sales and marketing efforts indicate that there is sufficient customer demand for a particular product or service, we will purchase equipment to satisfy that demand. We also evaluate our existing equipment to ensure that it remains productive, and we upgrade, replace, redeploy, or dispose of equipment when necessary.

Investments in automated welding lines, paint lines, precision machining equipment, blankers, plate processing equipment and two customized temper mills with heavy gauge cut to length lines have allowed us to further increase our higher value-added processing services. During 2006, we added six laser processing lines at various locations and we added 150,000 square feet to our Chambersburg fabrication business. As part of our continuous evaluation of non-productive equipment, new equipment has often replaced multiple pieces of older, less efficient equipment.

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

Acquisitions.    In June 2006, we acquired PS&W to further expand our fabrication capabilities. We believe the service center industry will experience further consolidation, and we will actively consider participation in such consolidation.

Management.    We believe one of our strengths is the depth of our management. In addition to our named executive officers, our management team includes two Regional Vice Presidents, our Vice-Presidents of Sales and Marketing, New Business Development, and Human Resources, ten General Managers, our Directors of Materials Management and Strategic Initiatives, and our corporate Credit Manager. Members of the management team have a diversity of backgrounds within the steel industry, including management positions at steel producers and other steel service centers. They average 24 years of experience in the steel industry and 13 years with our company.

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

Our services include both traditional service center processes of cutting-to-length, slitting, and shearing and higher value-added processes of blanking, tempering, plate burning, precision machining, fabricating and painting to process steel to specified lengths, widths and shapes pursuant to specific customer orders. Cutting-to-length involves cutting steel along the width of the coil. Slitting involves cutting steel to specified widths along the length of the coil. Shearing is the process of cutting sheet steel. Blanking cuts the steel into specific shapes with close tolerances. Tempering improves the uniformity of the thickness and flatness of the steel through a cold rolling process. Plate burning is the process of cutting steel into specific shapes and sizes. Our machining activities include drilling, bending, milling, tapping, boring and sawing. Our fabrication activities include additional machining, welding and painting of component parts.

The following table sets forth as of December 31, 2006, the major pieces of processing equipment by geographic region:

Processing Equipment	(a) Eastern Region	(b) Central Region	(c) Automotive Region	Total
Cutting-to-length	8	5	2	15
Blanking			4	4
Tempering (d)	3	1		4
Plate processing	25	22		47
Slitting	4	2	3	9
Shearing	1	5		6
Machining	28			28
Painting	2			2
Shot blasting / grinding	2	2		4

Total	73	37	9	119

(a)	Consists of ten facilities located in Cleveland, Connecticut, Pennsylvania, Georgia and North Carolina.

(b)	Consists of four facilities located in Illinois, Minnesota and Iowa.

(c)	Consists of our Detroit facility and the GSP facility, both located in Michigan, primarily serving the automotive industry.

(d)	In addition to the temper mills located in Cleveland and Iowa, tempering includes press brake equipment.

Our quality control system establishes controls and procedures covering all aspects of our products from the time the material is ordered through receipt, processing and shipment to the customer. These controls and procedures encompass periodic supplier audits, meetings with customers, inspection criteria, traceability and certification. In addition, all of our facilities have earned ISO 9001-2000 certifications. The Detroit operation has earned Ford’s Q-1 quality rating and is also ISO 14001 and TS-16949 certified. We have a quality testing lab adjacent to our temper mill facility in Cleveland.

Customers and Distribution

We have a diverse customer and geographic base, which helps to reduce the inherent risk and cyclicality of our business. Net sales to our top three customers, in the aggregate, approximated 21% and 22% of our net sales in 2006 and 2005, respectively. We sell to multiple divisions of Ingersoll-Rand Company Ltd., our largest customer, which accounted for approximately 9% and 11% of net sales in 2006 and 2005, respectively. We serve customers in most carbon steel consuming industries, including manufacturers and fabricators of transportation and material handling equipment, automobiles, construction and farm machinery, storage tanks, environmental and energy generation equipment, food service and electrical equipment, as well as general and plate fabricators, and steel service centers. Sales to the three largest U.S. automobile manufacturers and their suppliers, made principally by our Detroit operation, and sales to other steel service centers accounted for approximately 9% and 8%, respectively, of our net sales in 2006, and 12% and 10% of our net sales in 2005.

While we ship products throughout the United States, most of our customers are located in the midwestern, eastern and southern regions of the United States. Most domestic customers are located within a 250-mile radius of one of our processing facilities, thus enabling an efficient delivery system capable of handling a high frequency of short lead-time orders. We primarily transport most of our products directly to customers via third-party trucking firms. Products sold to foreign customers are shipped either directly from the steel producers to the customer or to an intermediate processor, and then to the customer by rail, truck or ocean carrier.

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

Many of our products are sold to customers in industries that experience significant fluctuations in demand based on economic conditions, energy prices, seasonality, consumer demand and other factors beyond our control. Approximately 9% and 12% of our net sales in 2006 and 2005, respectively, were directly to automotive manufacturers or manufacturers of automotive components and parts. Due to the concentration of customers in this industry, our gross margins on these sales are generally less than our margins on sales to other industries. Further pressure by the automotive manufacturers to reduce their costs could result in even lower margins. Any decrease in demand within one or more of these industries, including the current depressed environment in the domestic auto industry, as well as the possible slowdown in light construction-related industries, may be significant and may last for a lengthy period of time. Customers in affected industries, including particularly the domestic auto industry, also represent an increasing credit risk and bankruptcy risk which could cause decreased sales or cause us to recognize additional bad debt expense.

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

Recently, the steel producing supply base has experienced significant consolidation with the three largest domestic producers, Mittal, Nucor and US Steel, accounting for a majority of the domestic steel market. We purchased approximately 46% and 47% of our total steel requirements from these suppliers in 2006 and 2005, respectively. Although we have no long-term supply commitments, we believe we have good relationships with each of our steel suppliers. If, in the future, we are unable to obtain sufficient amounts of steel on a timely basis, we may not be able to obtain steel from alternate sources at competitive prices. In addition, interruptions or reductions in our supply of steel could make it difficult to satisfy our customers’ just-in-time delivery requirements, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Internal Communications.    We believe that our ability to quickly and efficiently share information across our operations is critical to our success. We have invested in various communications, data warehouses and workgroup technologies which enable managers and employees to remain effective and responsive.

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

We are currently implementing a new single system alternative to replace the three legacy operating systems we currently use. The objective is to standardize and streamline business processes and improve support for our growing service center and fabrication business. The project plan, which will require a significant use of management’s time, anticipates a 30-month phased implementation which began in July 2006, with estimated external costs approximating $14 million.

We recently completed a total re-engineering of our wide area network to provide more communications bandwidth between our facilities and to enable the implementation of a disaster recovery site during 2007.

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

Employees

At December 31, 2006, we employed approximately 1,120 people, of which approximately 190 of the hourly plant personnel at our Minneapolis and Detroit facilities are represented by four separate collective bargaining units.

The collective bargaining agreement covering hourly plant employees at our Minneapolis plate facility was extended through March 31, 2009. A collective bargaining agreement covering approximately 5 Detroit maintenance workers expires in 2007. Collective bargaining agreements covering other Detroit and Minneapolis employees expire in 2009 and subsequent years. We believe that we have good working relationships with our employees. While we have never experienced a work stoppage by our personnel, any prolonged disruption in business arising from work stoppages by personnel represented by collective bargaining units could have a material adverse effect on our results of operations.

Service Marks, Trade Names and Patents

We conduct our business under the name “Olympic Steel.” A provision of federal law grants exclusive rights to the word “Olympic” to the U.S. Olympic Committee. The U.S. Supreme Court has recognized, however, that certain users may be able to continue to use the word based on long-term and continuous use. We have used the name Olympic Steel since 1954, but are prevented from registering the name “Olympic” and from being qualified to do business as a foreign corporation under that name in certain states. In such states, we have registered under different names, including “Oly Steel” and “Olympia Steel.” Our wholly-owned subsidiary, Olympic Steel Lafayette, Inc., does business in certain states under the names “Olympic Steel Detroit,” “Lafayette Steel and Processing” and “Lafayette Steel,” and our operation in Georgia does business under the name “Southeastern Metal Processing.”

We also hold a trademark for our stainless steel sheet and plate product “OLY-FLATBRITE”, which has a unique combination of surface finish and flatness.

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

Forward-Looking Information

This Annual Report on Form 10-K and other documents we file with the SEC contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about our future performance, business, our beliefs and our management’s assumptions. In addition, we, or others on our behalf, may make forward-looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls. Words such as “may,” “will,” “anticipate,” “should,” “intend,” “expect,” “believe,” “estimate,” “project,” “plan,” “potential,” “continue,” as well as the negative of these terms or similar expressions are intended to identify forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks, uncertainties and assumptions including, but not limited to, those set forth in Item 1A (Risk Factors) below and the following:

•	general and global business, economic and political conditions;

•	competitive factors such as the availability and pricing of steel, industry inventory levels and rapid fluctuations in customer demand and pricing;

•	the cyclicality and volatility within the steel industry;

•	the ability of our customers (especially in the domestic automotive industry) to maintain their credit availability;

•	customer, supplier, and competitor consolidation, bankruptcy or insolvency;

•	layoffs or work stoppages by our own or our suppliers’ or customers’ personnel;

•	the availability and costs of transportation and logistical services;

•	equipment malfunctions or installation delays;

•	the successes of our strategic efforts and initiatives to increase sales volumes, maintain cash turnover, maintain or improve inventory turns and reduce costs;

•	the adequacy of our existing information technology and business system software;

•	the successful implementation of our new information system;

•	the timing and outcome of OLP’s efforts and ability to liquidate its remaining assets;

•	the post-acquisition integration of PS&W; and

•	our ability to pay regular quarterly cash dividends.

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

China is a large consumer of steel and steel products, which are integral to its current large scale industrial expansion. This large and growing demand for steel by China has significantly affected the global steel industry. Actions by domestic and foreign producers, including steel companies in China, to increase production, could result in an increased supply of steel in the United States which could result in lower prices for our products. Further, should China experience an economic downturn or slowing of its growth, its steel consumption could decrease and some of the supply it currently uses could be diverted to the U.S. markets we serve, which could depress steel prices. A decline in steel prices could adversely affect our sales, margins and profitability.

An interruption in the sources of our steel supply could have a material adverse effect on our results of operations.

In recent years, the steel producing supply base has experienced significant consolidation with the three largest domestic producers, Mittal, Nucor and US Steel, accounting for a majority of the domestic steel market. We purchased approximately 46% and 47% of our total steel requirements from these suppliers in 2006 and 2005, respectively. The number of available suppliers could be reduced in the future by factors such as further industry consolidation or bankruptcies affecting steel suppliers. Although we have no long-term supply commitments, we believe we have good relationships with each of our steel suppliers. If, in the future, we are unable to obtain sufficient amounts of steel on a timely basis, we may not be able to obtain steel from alternate sources at competitive prices. In addition, interruptions or reductions in our supply of steel could make it difficult to satisfy our customers’ just-in-time delivery requirements, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Approximately 9% of our 2006 sales were to automotive manufacturers or manufacturers of automotive components and parts (“Automotive Customers”). Historically, due to the concentration of customers in this industry, our gross margins on these sales have generally been less than our margins on sales to customers in other industries. The continued difficulties faced by domestic Automotive Customers in 2006 has further challenged our margins on such sales. In addition, the precarious nature of the financial position of many domestic Automotive Customers has caused us to forego sales due to credit concerns. We do not expect the problems faced by our domestic Automotive Customers to significantly improve in the near future. If we are unable to generate sufficient future cash flow on our sales to Automotive Customers, we may be required to record an impairment charge against the assets which are used to service those customers.

Our success is dependent upon our relationships with certain key customers.

We have derived and expect to continue to derive a significant portion of our revenues from a relatively limited number of customers. Our top three customers accounted for approximately 21% and 22% of our revenues in 2006 and 2005, respectively. Many of our larger customers commit to purchase on a regular basis at agreed upon prices ranging from three to twelve months. We generally do not have long-term contracts with our customers. As a result, the relationship, as well as particular orders, can generally be terminated with relatively little advance notice. The loss of any one of our major customers could have a material adverse effect on our business, financial condition or results of operations.

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

Our success is dependent upon the management and leadership skills of our senior management team. We have employment agreements, including non-competition provisions, with our Chief Executive Officer, President and Chief Operating Officer, and our Chief Financial Officer that expire on January 1, 2010, January 1, 2011, and January 1, 2012, respectively. The loss of any members of our senior management team or the failure to attract and retain additional qualified personnel could prevent us from implementing our business strategy and continuing to grow our business at a rate necessary to maintain future profitability.

Labor disruptions at any of our facilities or those of major customers could adversely affect our business, results of operations and financial condition.

Approximately 190 of the hourly plant personnel at our Minneapolis and Detroit facilities are represented by four separate collective bargaining units. The collective bargaining agreement covering hourly plant employees at our Minneapolis plate facility was extended through March 31, 2009. A collective bargaining agreement covering approximately 5 Detroit maintenance workers expires in 2007. Collective bargaining agreements covering other Detroit and Minneapolis employees expire in 2009 and subsequent years. Any prolonged disruption in business arising from work stoppages by personnel represented by collective bargaining units could have a material adverse effect on our business, results of operations or financial condition.

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

The pursuit of acquisitions may divert management’s time and attention away from day-to-day operations. In order to achieve growth through acquisitions, expansion of current facilities, greenfield construction or otherwise, additional funding sources may be needed, and we may not be able to obtain the additional capital necessary to pursue our growth strategy on terms which are satisfactory.

We may have difficulties integrating our acquisition of Tinsley Group – PS&W, Inc. into our business which could adversely affect our results of operations.

In June 2006, we acquired all of the stock of Tinsley Group – PS&W, Inc. (“PS&W”), a North Carolina-based fabricator of heavy construction equipment components. Risks associated with the acquisition include, but are not limited to:

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

In July 2006, we announced the initiation of a project to implement a new information system, consolidating our three legacy operating systems into one integrated system. The objective is to standardize and streamline business processes and improve support for our growing service center and fabrication business. The project plan anticipates a 30-month phased implementation which began in July 2006, with estimated external implementation costs approximating $14 million. Risks associated with the implementation include, but are not limited to:

•	a significant deployment of capital and a significant use of management and employee time;

•	the possibility that the software vendor may not be able to complete the project as planned;

•	the possibility that the timeline, costs or complexities related to the new system implementation will be greater than expected;

•	the possibility that the software, once implemented, does not work as planned;

•	the possibility that benefits from the new system may be lower or take longer to realize than expected;

•	the possibility that disruptions from the implementation may make it difficult for us to maintain relationships with our respective customers, employees or suppliers; and

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

If we incur additional debt under our credit facility or otherwise to finance future growth, our leverage could increase as could the risks associated with such leverage. A high degree of leverage could have important consequences to us. For example, it could:

•	increase our vulnerability to adverse economic and industry conditions;

•

require us to dedicate a substantial portion of cash from operations to the payment of debt service, thereby reducing the availability of cash to fund working capital, capital expenditures, dividends and other general corporate purposes;

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

In recent periods, there has been volatility in the market price for our common stock. Furthermore, the market price of our common stock could fluctuate substantially in the future in response to a number of factors, including, but not limited to, the risk factors described herein. Examples include:

•	announcement of our quarterly operating results or the operating results of other steel service centers;

•	changes in financial estimates or recommendations by stock market analysts regarding us or our competitors; and

•	announcements by us or our competitors of significant acquisitions, dispositions or joint ventures.

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

Operation	Location	Square Feet	Function	Owned or Lease
Cleveland	Bedford Heights, Ohio (1)	127,000	Corporate headquarters and coil processing and distribution center	Owned
	Bedford Heights, Ohio (1)	121,500	Coil and plate processing, distribution center and offices	Owned
	Bedford Heights, Ohio (1)	59,500	Plate processing, distribution center and offices	Leased (2)

Minneapolis	Plymouth, Minnesota	196,800	Coil and plate processing, distribution center and offices	Owned
	Plymouth, Minnesota	112,200	Plate processing, distribution center and offices	Owned

Detroit	Detroit, Michigan	256,000	Coil processing, distribution center and offices	Owned

	Erie, Michigan	32,000	Coil processing, distribution center and offices	Owned

South	Winder, Georgia	285,000	Coil and plate processing, distribution center and offices	Owned

Iowa	Bettendorf, Iowa	190,000	Coil and plate processing, distribution center and offices	Owned

Connecticut	Milford, Connecticut	134,000	Coil processing, distribution center and offices	Owned

Philadelphia	Lester, Pennsylvania	92,500	Plate processing, distribution center and offices	Leased (3)

Chambersburg	Chambersburg, Pennsylvania	87,000	Plate processing, distribution center and offices	Owned

	Chambersburg, Pennsylvania	150,000	Plate processing, fabrication, distribution center and offices	Owned

Chicago	Schaumburg, Illinois	80,500	Coil and plate processing, distribution center and offices	Owned

PS&W	Siler City, NC	74,000	Plate processing, fabrication, distribution	Owned
	Seagrove, NC	31,000	center and offices	Leased (4)

(1)	The Bedford Heights facilities are all adjacent properties.
(2)	This facility is leased from a related party pursuant to the terms of a triple net lease for $195,300 per year. The lease expires in June 2010, with one renewal option for an additional 10 years.
(3)	The lease on this facility expires on December 31, 2007, with a 1 year renewal option.
(4)	The lease on this facility expires on October 31, 2008, with one renewal option for an additional 3 years.

Our international sales office is located in Jacksonville, Florida. All of the properties listed in the table as owned are subject to mortgages securing our debt agreements. Management believes we will be able to accommodate our capacity needs for the immediate future at our existing facilities.

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

Michael D. Siegal, age 54, has served as our Chief Executive Officer since 1984, and as Chairman of the Board of Directors since 1994. From 1984 until January 2001, he also served as President. He has been employed by us in a variety of capacities since 1974. Mr. Siegal is a member of the Board of Directors and Executive Committee of the Metals Service Center Institute (MSCI). He previously served as National Chairman of Israel Bonds and presently serves as Vice Chairman of the Development Corporation for Israel and as an officer for the Cleveland Jewish Community Federation. He is also a member of the Board of Directors of American National Bank (Cleveland, Ohio) and University Hospitals – Rainbow Babies Committee (Cleveland, OH).

David A. Wolfort, age 54, has served as our President since January 2001 and Chief Operating Officer since 1995. He has been a director since 1987. He previously served as Vice President Commercial from 1987 to 1995, after having joined us in 1984 as General Manager. Prior thereto, he spent eight years with a primary steel producer in a variety of sales assignments. Mr. Wolfort is a director of the MSCI and previously served as Chairman of MSCI’s Political Action Committee and Governmental Affairs Committee. He is also a member of the Northern Ohio Regional Board of the Anti-Defamation League.

Richard T. Marabito, age 43, serves as our Chief Financial Officer (CFO). He joined us in 1994 as Corporate Controller and served in this capacity until being named CFO in March 2000. He also served as Treasurer from 1994 through 2002. Prior to joining us, Mr. Marabito served as Corporate Controller for Waxman Industries, Inc., a publicly traded wholesale distribution company. Mr. Marabito was employed from 1985 to 1990 by a national accounting firm in its audit department. Mr. Marabito is a director of the MSCI and is the Chairman of the MSCI’s Foundation for Education and Research. He is also a board member of the Make-A-Wish Foundation of Northeast Ohio.

Heber MacWilliams, age 63, serves as our Chief Information Officer, and has been employed by us since 1994. Prior to joining us, Mr. MacWilliams spent 14 years as partner in charge of management consulting at Walthall & Drake, a public accounting firm in Cleveland, Ohio. He is Chairman of the MSCI Supply Chain Committee, and is a member and past president of the Northeast Ohio Chapter of the Society for Information Management.

Richard A. Manson, age 38, has served as our Treasurer since January 2003, and has been employed by us since 1996. From 1996 through 2002, he served as Director of Taxes and Risk Management. Prior to joining us, Mr. Manson was employed for seven years by a national accounting firm in its tax department. Mr. Manson is a certified public accountant and is a member of the Ohio Society of Certified Public Accountants and the American Institute of Certified Public Accountants.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our Common Stock trades on the Nasdaq Global Market under the symbol “ZEUS.” The following table sets forth, for each quarter in the two year period ended December 31, 2006, the high and low closing prices of our Common Stock as reported by the Nasdaq Global Market and its predecessor (the Nasdaq National Market):

	2006		2005
	High	Low	High	Low
First quarter	$31.18	$23.40	$26.45	$17.88
Second quarter	36.22	29.01	17.99	13.31
Third quarter	38.97	24.15	18.29	13.21
Fourth quarter	28.55	21.34	25.23	15.27

Holders of Record

On March 1, 2007, we estimate there were approximately 2,300 beneficial holders of our Common Stock.

Dividends

We did not pay any dividends in the year ended December 31, 2005.

During each quarter of 2006, our Board of Directors approved quarterly dividends of $.03 per share, that were paid on March 15, 2006, June 15, 2006, September 15, 2006 and December 15, 2006. We expect to make regular quarterly dividend distributions in the future, subject to the continuing determination by our Board of Directors that the dividend remains in the best interest of our shareholders. Our banking agreement restricts the amount of dividends that we can pay. Any determinations by the Board of Directors to pay cash dividends in the future will take into account various factors, including our financial condition, results of operations, current and anticipated cash needs, plans for expansion and current restrictions under our credit agreement. We cannot assure you that dividends will be paid in the future or that, if paid, the dividends will be at the same amount or frequency.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended December 31, 2006.

Recent Sales of Unregistered Securities

We did not have any unregistered sales of equity securities during the year ended December 31, 2006.

Shareholder Return Performance Presentation

Set forth below is a line graph comparing the cumulative total shareholder return on our Common Stock , against the cumulative total return of the Nasdaq U.S. composite index and indices to peer groups from December 31, 2001 through December 31, 2006. Cumulative total returns assume reinvestment of dividends. The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of our Common Stock.

Total Return Analysis
	12/31/2001	12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/31/2006
Olympic Steel, Inc.	$100.00	$125.49	$321.96	$1,039.61	$974.51	$875.61
Peer Group	$100.00	$96.94	$155.91	$218.35	$287.23	$325.85
Nasdaq US Index	$100.00	$68.47	$102.72	$111.54	$113.07	$123.84

Source: CTA Integrated Communications www.ctaintegrated.com (303) 665-4200. Data from ReutersBRIDGE Data Networks

The foregoing shareholder return performance presentation shall not be deemed to be incorporated by reference by means of any general statement incorporating by reference this Form 10-K into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate such information by reference, and shall not otherwise be deemed filed under such acts.

ITEM 6.   SELECTED FINANCIAL DATA

The following table sets forth selected data of the Company for each of the five years in the period ended December 31, 2006. The data presented should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this report.

	For the Years Ended December 31, (in thousands, except per share data)

	2006	2005	2004	2003	2002
Tons Sold Data:

Direct	1,064	1,091	1,171	996	1,004
Toll (a)	202	189	184	185	154
Total	1,266	1,280	1,355	1,181	1,158

Income Statement Data:

Net sales (a)	$981,004	$939,210	$894,157	$472,548	$459,384
Gross profit (b)	200,699	166,471	242,370	99,856	109,776
Operating expenses (c)	146,479	122,450	139,563	99,690	103,938
Operating income	54,220	44,021	102,807	166	5,838
Income (loss) from joint ventures (d)	(2,137)	(4,125)	741	(1,012)	606
Interest and other financing costs	2,677	3,703	4,655	4,155	8,071
Income (loss) from continuing operations before income taxes and cumulative effect of a change in accounting principle	49,406	36,193	98,893	(5,001)	(1,627)
Net income (loss)	$31,048	$22,092	$60,078	($3,260)	($5,759)

Earnings (Loss) Per Share Data:

Basic (e)	$2.99	$2.18	$6.12	($0.34)	($0.60)
Diluted	$2.92	$2.11	$5.88	($0.34)	($0.60)
Weighted average shares - basic	10,383	10,134	9,816	9,646	9,637
Weighted average shares - diluted	10,633	10,457	10,222	9,646	9,637

Balance Sheet Data (end of period):

Current assets	$308,215	$227,655	$287,307	$155,794	$162,686
Current liabilities	92,340	94,603	95,688	42,574	43,962
Working capital	215,875	133,052	191,619	113,220	118,724
Total assets	405,320	305,606	374,146	249,002	262,911
Total debt	68,328	-	96,022	97,797	106,793
Shareholders’ equity	234,237	200,321	176,525	112,236	115,495

(a)	Net sales generated from toll tons sold represented less than 3% of consolidated net sales for all years presented.
(b)	Gross profit is calculated as net sales less the cost of materials sold, exclusive of depreciation.
(c)	Operating expenses are calculated as total costs and expenses less the cost of materials sold.
(d)	Includes $2,000 and $3,500 loss on disposition of OLP joint venture in 2006 and 2005, respectively.
(e)	Calculated by dividing net income (loss) by weighted average shares outstanding.

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

Our results of operations are affected by numerous external factors including, but not limited to, general and global business, economic and political conditions, competition, steel pricing and availability, energy prices, pricing and availability of raw materials used in the production of steel, customer demand for steel and customers’ ability to manage their credit line availability and layoffs or work stoppages by our own, our suppliers’ or our customers’ personnel. The steel industry also continues to be affected by both the global consolidation of our suppliers, competitors and end-use customers.

On May 1, 2006, we acquired the remaining 51% interest in GSP. Prior to May 1, our 49% interest in GSP was accounted for under the equity method. Since May 1, the results of GSP have been fully consolidated into our financial statements. In January 2006, we announced plans to close the OLP joint venture in Detroit, Michigan. OLP, which was a processor of laser welded steel blanks for the automotive industry, ceased operations in the first quarter of 2006. Our 50% interest in OLP is accounted for under the equity method.

In June 2006, we acquired all of the outstanding stock of PS&W, a North Carolina-based fabricator of heavy construction equipment components. Since June 2, the results of PS&W have been fully consolidated into our financial statements.

The collective bargaining agreement covering hourly plant employees at our Minneapolis plate facility was extended through March 31, 2009. A collective bargaining agreement covering approximately 5 Detroit maintenance workers expires in 2007. Collective bargaining agreements covering our Detroit and other Minneapolis employees expire in 2009 and subsequent years. We have never experienced a work stoppage and we believe that our relationship with employees is good. However, any prolonged work stoppages by our personnel represented by collective bargaining units could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Critical Accounting Policies

This discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires the use of estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from these estimates, under different assumptions or conditions. On an on-going basis, we monitor and evaluate our estimates and assumptions.

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

Results of Operations

The following table sets forth certain income statement data for the years ended December 31, 2006, 2005 and 2004 (dollars shown in thousands):

	2006		2005		2004
	$	% of net sales	$	% of net sales	$	% of net sales
Net sales	$981,004	100.0%	$939,210	100.0%	$894,157	100.0%
Gross profit (a)	200,699	20.5%	166,471	17.7%	242,370	27.1%
Operating expenses (b)	146,479	14.9%	122,450	13.0%	139,563	15.6%
Operating income	$54,220	5.5%	$44,021	4.7%	$102,807	11.5%

(a)	Gross profit is calculated as net sales less the cost of materials sold, exclusive of depreciation.
(b)	Operating expenses are calculated as total costs and expenses less the cost of materials sold

2006 Compared to 2005

Tons sold in 2006 decreased 1.0% to 1.27 million from 1.28 million last year. Tons sold in 2006 included 1.07 million from direct sales and 202 thousand from toll processing, compared with 1.09 million direct tons and 189 thousand toll tons in 2005.

Net sales in 2006 increased 4.4% to $981.0 million from $939.2 million. Average selling prices for 2006 increased 5.5% from 2005. While 2006 average selling prices were, overall, higher than 2005, average selling prices declined during the fourth quarter of 2006 due to normal seasonal patterns and pricing pressures associated with higher inventory levels held at steel service centers.

In 2006, gross profit, as a percentage of net sales, increased to 20.5% from 17.7% in 2005. As the base price of steel declined during the first nine months of 2005, competitive pressures resulted in lower selling prices and gross margin. Gross margin levels began increasing during the end of the third quarter of 2005 and we experienced higher average selling prices and higher gross margins through the third quarter of 2006. During the fourth quarter of 2006, higher inventory levels at steel service centers led to competitive pressures, declining sales prices and lower gross margins. We expect the pricing and margin pressures experienced in the fourth quarter of 2006 to continue into the first quarter of 2007. We anticipate that inventory levels at steel service centers will decrease during the first quarter of 2007 and we expect average selling prices and gross margins to begin increasing in late first quarter 2007.

As a percentage of net sales, operating expenses for 2006 increased to 14.9% from 13.0% in 2005. Operating expenses for 2006 increased 19.6% to $146.5 million from $122.5 million in 2005. The increase in operating expenses was primarily attributable to higher distribution costs caused by higher fuel costs and surcharges, the addition of our second facility in Chambersburg, Pennsylvania, the increased number of laser processing machines in operation, increased variable compensation expense, expenses associated with the implementation of our new information system, and the inclusion of operating expenses related to the consolidation of GSP (starting on May 1) and the acquisition of PS&W (starting on June 2).

In 2006, we adopted SFAS No. 123-R which requires us to record compensation expense for stock options issued to employees and directors. Prior to 2006, we accounted for stock options granted to employees and directors under the intrinsic value method of APB No. 25, where no compensation expense was recognized. We have elected to use the modified prospective transition method where compensation expense is recorded prospectively. The adoption of SFAS No. 123-R resulted in $127 thousand of expense being recorded for stock options during 2006, compared to no stock option expense being recognized during 2005.

In 2006, losses from joint ventures totaled $137 thousand compared with $625 thousand in 2005. OLP ceased operations during the first quarter of 2006. Operating losses generated by OLP during the first quarter of 2006 were recorded against the $3.5 million reserve for loss on disposition of joint ventures that was recorded at December 31, 2005. During the second and third quarters of 2006, OLP began liquidating its remaining assets. Offers from third parties to purchase the remaining assets were less than anticipated and we recorded an additional $2.0 million charge in the second quarter of 2006.

Financing costs for 2006 decreased to $2.7 million from $3.7 million in 2005, due to lower borrowing levels in 2006. Our effective borrowing rate, inclusive of deferred financing fees, was 7.5% in 2006 compared to 8.9% in 2005.

In 2006, we reported income before income taxes of $49.4 million, compared to $36.2 million in 2005. An income tax provision of 37.2% was recorded during 2006, compared to 39.0% in 2005. Taxes paid in 2006 totaled $19.3 million, compared to $16.9 million in 2005. We expect our effective tax rate in 2007 to approximate 38%.

Net income for 2006 totaled $31.0 million or $2.92 per diluted share, compared to $22.1 million or $2.11 per diluted share in 2005.

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

Liquidity and Capital Resources

Our principal capital requirements include funding working capital needs, purchasing and upgrading of processing equipment and facilities, acquisitions and paying dividends. We use cash generated from operations, leasing transactions, and our credit facility to fund these requirements.

Working capital at December 31, 2006 increased $82.8 million from the end of the prior year. The increase was primarily attributable to a $76.5 million increase in inventories and a $5.7 million increase in accounts receivable.

During 2006, we used $50.8 million of net cash for operations, of which $38.5 million was derived from cash earnings and $89.3 million was used for working capital. We generated $67.8 million of cash from financing activities, consisting primarily of revolver borrowings. We spent $21.4 million on acquisitions and capital expenditures. In 2006, we increased our capital spending significantly over levels in recent years. In January 2006, we purchased and equipped a 150,000 square foot facility in Chambersburg, Pennsylvania for $6.5 million to expand our plate processing and machining activities in that geographic area. We added six new laser-processing lines during 2006, all of which were financed through operating leases. In June 2006, we acquired all of the outstanding stock of PS&W for $9.0 million (net of the final post-closing working capital adjustment). We expect to continue our increased capital spending levels in 2007 and we anticipate using our financial position to continue to take advantage of a consolidating service center and fabricating industry. In July 2006, we announced the beginning of a project to implement a new single information system to replace the three systems we currently use. The objective is to standardize and streamline business processes and improve support for our growing service center and fabrication business. The project will require a significant deployment of capital and will require a significant use of management’s time. The total external costs associated with the new information system are expected to approximate $14 million over a 30-month phased implementation that began in July 2006.

During 2006, our Board of Directors approved quarterly dividends of $.03 per share that were paid on March 15, 2006, June 15, 2006, September 15, 2006 and December 15, 2006. In February 2007, our Board of Directors approved a quarterly dividend of $.03 per share which is payable on March 15, 2007 to shareholders of record as of March 1, 2007. We expect to make regular dividend distributions in the future, subject to the continuing determination by our Board of Directors that the payment of dividends remains in the best interest of our shareholders.

Our secured bank financing agreement (the Credit Facility) is a revolving credit facility collateralized by our accounts receivable, inventories, and substantially all of our property and equipment. Borrowings are limited to the lesser of a borrowing base, comprised of eligible accounts receivable and inventories or, effective with a September 2006 amendment, $130 million in the aggregate. The Credit Facility size will be reduced to $110 million effective March 31, 2007. In April 2006, we entered into an amendment of the Credit Facility which, subject to the terms and conditions set forth in the amendment: (i) extended the maturity date of the existing Credit Facility to December 15, 2009, with annual extensions at the banks’ option; (ii) increased the allowable investments in joint ventures from $2.5 million to $10 million; and (iii) increased the annual limitation on capital expenditures from $15 million to $25 million.

In December 2006, we advanced $3.16 million to OLP to cover a loan guarantee obligation. We believe the underlying value of OLP’s remaining assets, upon liquidation, will be sufficient to repay the advance at a later date.

The Credit Facility requires us to comply with various covenants, the most significant of which include: (i) minimum availability of $10 million, tested monthly; (ii) a minimum fixed charge coverage ratio of 1.25, and a maximum leverage ratio of 1.75, which are tested quarterly; (iii) restrictions on additional indebtedness; and (iv) limitations on capital expenditures and investments. At December 31, 2006, we had approximately $60 million of availability and were in compliance with our covenants. The Credit Facility also contains an accordion feature which allows the Company to add up to $25 million of additional revolver capacity in certain circumstances.

We believe that funds available under our Credit Facility, together with funds generated from operations and leases, will be sufficient to provide us with the liquidity necessary to fund anticipated working capital requirements and capital expenditure requirements over the next 12 months. In the future, we may as part of our business strategy, acquire and dispose of other assets in the same or complimentary lines of business, enter into or exit strategic alliances and joint ventures. Accordingly, the timing and size of our capital requirements are subject to change as business conditions warrant and opportunities arise.

Contractual Obligations

The following table reflects our contractual obligations as of December 31, 2006. Open purchase orders for raw materials and supplies used in the normal course of business have been excluded from the following table.

Contractual Obligations (amounts in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$68,328	$-	$68,328	$-	$-
Loan guarantee obligations	-	-	-	-	-
Other long-term liabilities	6,664		5,538	-	1,126
Operating leases	12,108	3,883	7,409	816	-

Total contractual obligations	$87,100	$3,883	$81,275	$816	$1,126

Off Balance Sheet Arrangements

An off-balance sheet arrangement is any contractual arrangement involving an unconsolidated entity under which a company has (a) made guarantees, (b) a retained or a contingent interest in transferred assets, (c) any obligation under certain derivative instruments, or (d) any obligation under a material variable interest in an unconsolidated entity that provides financing, liquidity, market risk, or credit risk support to a company, or engages in leasing, hedging, or research and development services within a company.

As of December 31, 2006, we had no material off-balance sheet arrangements.

Effects of Inflation

Inflation generally affects us by increasing the cost of employee wages and benefits, transportation services, processing equipment, purchased steel, energy and borrowings under our credit facility. General inflation has not had a material effect on our financial results during the past three years.

Impact of Recently Issued Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement principles for financial statement disclosure of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of FIN 48 will have a material impact on our consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB 108). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 had no impact on our consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (SFAS No. 157), Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS No. 157 will have a material impact on our consolidated financial statements.

ITEM 7A.   QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

During the past several years, the base price of carbon flat-rolled steel has fluctuated significantly. Declining prices could reduce our gross profit margin percentages to levels that are lower than our historical levels. Higher levels of inventory held by us, other steel service centers, or end-use customers could cause competitive pressures which could also reduce gross margins. As a result of higher inventory levels held at steel service centers and lower customer demand for steel, average selling prices and gross margins decreased during the fourth quarter of 2006 and into the first quarter of 2007. We expect steel inventory levels held by steel service centers to be reduced by the end of the first quarter of 2007, which may, in part, cause steel prices to increase. While we have generally been successful in the past in passing on producers’ price increases and surcharges to our customers, there is no guarantee that we will be able to pass on price increases to our customers in the future.

Approximately 9% of our net sales in 2006 were directly to Automotive Customers. The automotive industry experiences significant fluctuations in demand based on numerous factors such as general economic conditions and consumer confidence. The automotive industry is also subject, from time-to-time, to labor work stoppages. The domestic automotive industry, which has experienced a number of bankruptcies, is currently involved in significant restructuring which has resulted in lower production volumes. Certain customers in this industry represent an increasing credit risk.

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

Our primary interest rate risk exposure results from variable rate debt. If interest rates in the future were to increase 100 basis points (1.0%) from December 31, 2006 rates and, assuming no change in total debt from December 31, 20006 levels, the additional annual interest expense to us would be approximately $683 thousand. We currently do not hedge our exposure to variable interest rate risk. However, we have the option to enter into 30 to 180 day fixed base rate EURO loans under the credit facility.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Olympic Steel, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Olympic Steel, Inc.:

We have completed integrated audits of Olympic Steel, Inc.’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006 in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Olympic Steel, Inc. and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing herein, that the Company maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded PS&W from its assessment of internal control over financial reporting as of December 31, 2006 because it was acquired in a purchase business combination by the Company on June 2, 2006. We have also excluded PS&W from our audit of internal control over financial reporting. PS&W is a wholly-owned subsidiary whose total assets and total revenues represent 5% and 2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2006.

PricewaterhouseCoopers LLP

Cleveland, Ohio

March 13, 2007

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, our management used the criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we concluded that, as of December 31, 2006, our internal control over financial reporting was effective based on those criteria.

Our management has excluded PS&W from its assessment of internal control over financial reporting as of December 31, 2006 as it was acquired by us in a purchase business combination on June 2, 2006. PS&W is a wholly-owned subsidiary whose total assets and total revenues represent 5% and 2%, respectively, of our consolidated financial statement amounts as of, and for the year ended, December 31, 2006. Under guidelines established by the Securities and Exchange Commission, companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Olympic Steel, Inc.

Consolidated Statements of Operations

For The Years Ended December 31, 2006, 2005, and 2004

(in thousands, except per share data)

	2006	2005	2004
Net sales	$981,004	$939,210	$894,157

Costs and expenses
Cost of materials sold (exclusive of depreciation shown below)	780,305	772,739	651,787
Warehouse and processing	55,407	41,461	42,582
Administrative and general	38,143	32,229	44,820
Distribution	25,384	21,171	18,775
Selling	13,485	14,838	19,792
Occupancy	5,704	4,728	4,898
Depreciation	8,356	8,023	8,209
Asset impairment charge	-	-	487

Total costs and expenses	926,784	895,189	791,350

Operating income	54,220	44,021	102,807
Income (loss) from joint ventures	(137)	(625)	741
Loss on disposition of joint venture	(2,000)	(3,500)	-

Income before financing costs and income taxes	52,083	39,896	103,548
Interest and other expense on debt	2,677	3,703	4,655

Income before income taxes	49,406	36,193	98,893
Income tax provision	18,358	14,101	38,815

Net income	$31,048	$22,092	$60,078

Net income per share - basic	$2.99	$2.18	$6.12

Weighted average shares outstanding - basic	10,383	10,134	9,816
Net income per share - diluted	$2.92	$2.11	$5.88

Weighted average shares outstanding - diluted	10,633	10,457	10,222

The accompanying notes are an integral part of these statements.

Olympic Steel, Inc.

Consolidated Balance Sheets

As of December 31, 2006 and 2005

(in thousands)

	2006	2005
Assets
Cash and cash equivalents	$5,211	$9,555
Accounts receivable, net	85,883	80,131
Inventories	210,738	134,236
Prepaid expenses and other	6,383	3,733

Total current assets	308,215	227,655

Property and equipment, at cost	173,745	155,231
Accumulated depreciation	(86,386)	(77,480)

Net property and equipment	87,359	77,751

Investments in joint ventures	-	200
Goodwill	6,583
Other long-term assets	3,163	-

Total assets	$405,320	$305,606

Liabilities
Accounts payable	$75,095	$77,412
Accrued payroll	7,698	6,239
Other accrued liabilities	9,547	10,952

Total current liabilities	92,340	94,603

Credit facility revolver	68,328	-
Other long-term liabilities	6,664	2,962
Deferred income taxes	3,751	7,720

Total liabilities	171,083	105,285

Shareholders’ Equity
Preferred stock, without par value, 5,000 shares authorized, no shares issued or outstanding	-	-
Common stock, without par value, 20,000 shares authorized, 10,430 and 10,154 issued and outstanding after deducting 262 and 538 shares in treasury at December 31, 2006 and 2005, respectively	109,075	104,956
Retained earnings	125,162	95,365

Total shareholders’ equity	234,237	200,321

Total liabilities and shareholders’ equity	$405,320	$305,606

The accompanying notes are an integral part of these balance sheets.

Olympic Steel, Inc.

Consolidated Statements of Cash Flows

For The Years Ended December 31, 2006, 2005 and 2004

(in thousands)

	2006	2005	2004
Cash flows from operating activities:
Net income	$31,048	$22,092	$60,078
Adjustments to reconcile net income to net cash from operating activities (net of effects from purchases of GSP and PS&W) - Depreciation and amortization	8,356	8,980	9,753
Loss (income) from joint ventures, net of distributions and consolidation of GSP	137	778	(686)
Loss on disposition of joint venture	2,000	3,500	-
Asset impairment charge	-	-	487
Loss on disposition of property and equipment	108	27	58
Stock based compensation	127	-	-
Other long-term assets	(3,172)	-	-
Other long-term liabilities	3,702	2,962	-
Long-term deferred income taxes	(3,800)	(3,083)	9,531

	38,506	35,256	79,221
Changes in working capital:
Accounts receivable	(725)	13,205	(36,761)
Inventories	(70,994)	51,888	(93,349)
Prepaid expenses and other	(2,557)	(570)	(369)
Accounts payable	(12,631)	(1,296)	32,335
Accrued payroll and other accrued liabilities	(2,402)	(12,092)	20,764

	(89,309)	51,135	(77,380)

Net cash from (used for) operating activities	(50,803)	86,391	1,841

Cash flows from (used for) investing activities:
Purchase of GSP Interest	(100)	-	-
Purchase of PS&W	(8,965)	-	-
Capital expenditures	(12,303)	(2,230)	(2,029)
Proceeds from disposition of property and equipment	9	-	123

Net cash used for investing activities	(21,359)	(2,230)	(1,906)

Cash flows from (used for) financing activities:
Credit facility revolver borrowings (payments), net	65,481	(49,517)	(4,304)
Change in outstanding checks	1,860	5,907	7,405
Debt repayments	(2,264)	(37,384)	(4,876)
Credit facility closing fees and expenses	-	-	(700)
Repayment of officer note receivable	-	-	675
Proceeds from exercise of stock options and employee stock purchases	3,992	1,704	3,462
Dividends paid	(1,251)	-	-

Net cash from (used for) financing activities	67,818	(79,290)	1,662

Cash and cash equivalents:
Net increase (decrease)	(4,344)	4,871	1,597
Beginning balance	9,555	4,684	3,087

Ending balance	$5,211	$9,555	$4,684

The accompanying notes are an integral part of these statements.

Olympic Steel, Inc.

Consolidated Statements of Shareholders’ Equity

For The Years Ended December 31, 2006, 2005 and 2004

(in thousands)

	Common Stock	Officer Note Receivable	Retained Earnings
Balance at December 31, 2003	$99,790	$(749)	$13,195
Net income	-	-	60,078
Interest on officer note	-	(23)	-
Payment of interest on officer note	-	97	-
Repayment of officer note principal	-	675	-
Exercise of stock options and employee stock purchases (389 shares)	3,462	-	-

Balance at December 31, 2004	103,252	-	73,273
Net income	-	-	22,092
Exercise of stock options and employee stock purchases (115 shares)	1,704	-	-

Balance at December 31, 2005	104,956	-	95,365

Net income	-	-	31,048
Payment of dividends	-	-	(1,251)
Exercise of stock options and employee stock purchases (276 shares)	3,992	-
Stock based compensation	127	-

Balance at December 31, 2006	$109,075	$-	$125,162

The accompanying notes are an integral part of these statements.

Olympic Steel, Inc.

Notes to Consolidated Financial Statements

For The Years Ended December 31, 2006, 2005, and 2004

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

Nature of Business

The Company is a U.S. steel service center with over 50 years of experience in specialized processing and distribution of large volumes of carbon, coated carbon and stainless steel, flat-rolled sheet, and coil and plate products from 16 facilities in nine midwestern and eastern states. The Company operates as one business segment.

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

Concentration Risks

The Company is a major customer of flat-rolled coil and plate steel for many of its principal suppliers, but is not dependent on any one supplier. The Company purchased approximately 46%, 47% and 48% of its total steel requirements from its three largest suppliers in 2006, 2005 and 2004, respectively.

The Company has a diversified customer and geographic base, which reduces the inherent risk and cyclicality of its business. The concentration of net sales to the Company’s top 20 customers approximated 39%, 42% and 34% of net sales in 2006, 2005 and 2004, respectively. In addition, the Company’s largest customer accounted for approximately 9%, 11% and 8% of net sales in 2006, 2005 and 2004, respectively. Sales to the three largest U.S. automobile manufacturers and their suppliers, made principally by the Company’s Detroit operation, and sales to other steel service centers, accounted for approximately 9% and 8%, respectively, of the Company’s net sales in 2006, 12% and 10% of net sales in 2005, and 12% and 11% of net sales in 2004.

Cash and Cash Equivalents

Cash equivalents consist of short-term highly liquid investments, with a three month or less maturity, which are readily convertible into cash.

Accounts Receivable

Accounts receivable are presented net of allowances for doubtful accounts of $1,188 and $2,169 as of December 31, 2006 and 2005, respectively. Bad debt expense totaled $1,044 in 2006, $2,064 in 2005, and $2,384 in 2004.

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

Property and Equipment, and Depreciation

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets ranging from 5 to 30 years.

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

Stock-Based Compensation

In 2006, the Company adopted SFAS No. 123-R which requires the recording of compensation expense for stock options issued to employees and directors. Prior to 2006, the Company accounted for stock options granted to employees and directors under the intrinsic value method of APB No. 25, where no compensation expense was recognized. The Company has elected to use the modified prospective transition method where compensation expense is recorded prospectively. For additional information, see Note 9, Stock Options, of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

Impact of Recently Issued Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement principles for financial statement disclosure of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 will have a material impact on its consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB 108). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 had no impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (SFAS No. 157), Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS No. 157 will have a material impact on its consolidated financial statements.

2.    Acquisition of Tinsley Group – PS&W, Inc.:

In order to further expand value-added and fabrication capabilities, on June 2, 2006, the Company purchased all of the outstanding stock of Tinsley Group – PS&W, Inc. (PS&W) for a final purchase price of $9.0 million, which includes $6.6 million of goodwill. The results of PS&W have been fully consolidated in the Company’s financial results since June 2, 2006.

PS&W is a full service fabricating company that utilizes burning, forming, machining and painting to produce a wide variety of fabrications for large original equipment manufacturers of heavy construction equipment. PS&W was founded in 1990 and currently operates in two facilities in North Carolina.

3.    Investments in Joint Ventures:

The Company and the United States Steel Corporation (USS) each own 50% of Olympic Laser Processing (OLP), a company that produced laser welded sheet steel blanks for the automotive industry. In January 2006, the Company and USS announced the closing of OLP. In conjunction with the closing, during the fourth quarter of 2005, the Company recorded a $3.5 million charge for the disposition of the joint venture, consisting of $1.3 million for the impairment of the Company’s investment in OLP and a then estimated $2.2 million to be funded under the Company’s guarantee of OLP’s debt. OLP ceased operations during the first quarter of 2006. Operating losses incurred by OLP during the first quarter of 2006 were recorded against the $3.5 million reserve. During the second and third quarters of 2006, OLP began liquidating its remaining assets. Offers from third-parties to purchase the remaining assets were less than anticipated and the Company recorded an additional $2.0 million charge in the second quarter of 2006 to reflect additional expected obligations under the guarantee of OLP’s debt. In December 2006, the Company advanced $3.2 million to OLP to cover a loan guarantee. The Company believes the underlying value of OLP’s remaining assets, upon liquidation, will be sufficient to repay the advance at a later date.

The Company recorded 50% of OLP’s net income or loss to its Consolidated Statement of Operations as “Income (Loss) from Joint Ventures.”

Prior to May 1, 2006, the Company held a 49% ownership interest in G.S.P., LLC (GSP), a venture to support the flat-rolled steel requirements of the automotive industry as a Minority Business Enterprise. In order to gain full control of GSP, on May 1, 2006, the Company purchased the remaining 51% ownership interest for $100 thousand and GSP ceased qualification as a Minority Business Enterprise.

During 2006, all of GSP’s bank debt was extinguished, thereby eliminating the Company’s 49% guarantee of GSP’s demand note bank agreement.

Since May 1, 2006, GSP’s results have been fully consolidated in the Company’s financial statements. Prior to May 1, the Company, using the equity method of accounting, recorded 49% of GSP’s net income or loss to its Consolidated Statement of Operations as “Income (Loss) from Joint Ventures.”

4.    Property and Equipment:

Property and equipment consists of the following:

	Depreciable Lives	As of December 31,
		2006	2005
Land	-	$10,269	$8,842
Land improvements	10	1,259	1,152
Buildings and improvements	30	61,347	54,752
Machinery and equipment	10-15	85,590	78,954
Furniture and fixtures	7	4,874	4,511
Computer equipment	5	6,663	6,634
Vehicles	5	33	62
Construction in progress	-	3,710	324

		$173,745	$155,231
Less accumulated depreciation		(86,386)	(77,480)

Net property and equipment		$87,359	$77,751

Construction in progress, as of December 31, 2006, primarily consisted of capitalized costs associated with the Company’s new information system which is expected to begin implementation in 2008 and other information technology projects and upgrades. Construction in progress, as of December 31, 2005, primarily consisted of equipment upgrades.

5.    Inventories:

Steel inventories consisted of the following:

	As of December 31,
	2006	2005
Unprocessed	$159,581	$98,939
Processed and finished	51,157	35,297

Totals	$210,738	$134,236

6.    Debt:

Credit Facility

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

The Credit Facility requires the Company to comply with various covenants, the most significant of which include: (i) minimum availability of $10 million, tested monthly, (ii) a minimum fixed charge coverage rate of 1.25, and a maximum leverage ratio of 1.75, which are tested quarterly, (iii) restrictions on additional indebtedness; and (iv) limitations on dividends, capital expenditures and investments. At December 31, 2006, the Company had approximately $60 million of availability under the Credit Facility and the Company was in compliance with its covenants. The Credit Facility also contains an accordion feature which allows the Company to add up to $25 million of additional revolver capacity in certain circumstances.

Outstanding checks are included as part of Accounts Payable on the accompanying Consolidated Balance Sheets and such checks totaled $16.9 million as of December 31, 2006 and $15.0 million as of December 31, 2005.

Scheduled Debt Maturities, Interest, Debt Carrying Values

All outstanding term loans were repaid during 2005. The overall effective interest rate for all debt amounted to 7.5%, 8.9% and 5.6% in 2006, 2005 and 2004, respectively. Interest paid totaled $2,456, $3,102 and $3,150 for the years ended December 31, 2006, 2005 and 2004, respectively. Average total debt outstanding was $41,549, $59,120 and $86,535 in 2006, 2005 and 2004, respectively.

The Company has not entered into interest rate transactions for speculative purposes or otherwise. The Company does not hedge its exposure to floating interest rate risk. However, the Company has the option to enter into 30 to 180 day fixed base rate EURO loans under the Credit Facility.

7.    Income Taxes:

The components of the Company’s provision (benefit) for income taxes from continuing operations were as follows:

	2006	2005	2004
Current:
Federal	$17,776	$14,557	$25,355
State and Local	3,230	2,763	3,766

	21,006	17,320	29,121
Deferred	(2,648)	(3,219)	9,694

	$18,358	$14,101	$38,815

The components of the Company’s deferred income taxes at December 31 are as follows:

	2006	2005
Deferred tax assets:
Inventory	$923	$705
Net operating loss and tax credit carryforwards	1,728	1,066
Intangibles	1,690	52
Allowance for doubtful accounts	630	824
Other	155	-
Accrued expenses	4,103	2,747

	9,229	5,394
Valuation reserve	(2,336)	(989)

Total deferred tax assets	6,893	4,405
Deferred tax liabilities:
Property and equipment	(7,949)	(9,168)
Other	(1,201)	(142)

Total deferred tax liabilites	(9,150)	(9,310)

Deferred tax liabilities, net	$(2,257)	$(4,905)

The following table reconciles the U.S. federal statutory rate to the Company’s effective tax rate:

	2006	2005	2004
U.S. federal statutory rate	35.0%	35.0%	35.0%
State and local taxes, net of federal benefit	1.6%	4.0%	3.1%
Sec. 199 manufacturing deduction	(1.0%)	(1.1%)	-
All other, net	1.6%	1.1%	1.1%

Effective income tax rate	37.2%	39.0%	39.2%

Taxes paid in 2006, 2005 and 2004 totaled $19,255, $16,852 and $25,707, respectively. Some subsidiaries of the Company’s consolidated group file state tax returns on a separate company basis and have state net operating loss carryforwards expiring over the next 4 to 20 years. A valuation reserve has been recorded against certain deferred tax assets as the realizability of such deferred tax assets is not certain.

8.    Retirement Plans:

The Company’s retirement plans consist of a 401(k) plan for PS&W employees, a profit-sharing plan and a 401(k) plan covering all other non-union employees, two separate 401(k) plans covering all union employees and a supplemental executive retirement plan (SERP) covering certain executive officers of the Company.

Company contributions to the non-union profit-sharing plan are discretionary amounts as determined annually by the Board of Directors. The 401(k) retirement plans allow eligible employees to contribute up to the statutory maximum. The Company contribution is determined annually by the Board of Directors and is based on a percentage of eligible employees’ earnings and contributions. For the non-union 401(k) retirement plan in 2006, 2005 and 2004, the Company matched one-half of each eligible employee’s contribution, limited to the first 6% of earnings, and profit-sharing contributions have ranged from 2% to 3% of eligible compensation.

Company contributions for each of the last three years for the union plans were 3% of eligible W-2 wages plus one half of the first 4% of each employee’s contribution.

In 2005, the Board of Directors adopted the SERP. Contributions to the SERP are based on: (i) a portion of the participants’ compensation multiplied by 13%; and (ii) a portion of the participants’ compensation multiplied by a factor which is contingent upon the Company’s return on invested capital. Benefits are subject to a vesting schedule of up to 5 years.

Retirement plan expense, which includes all Company 401(k), profit-sharing and SERP contributions, amounted to $2,450, $2,461, and $2,462 for the years ended December 31, 2006, 2005, and 2004, respectively.

9.    Stock Options:

In January 1994, the Stock Option Plan (Option Plan) was adopted by the Board of Directors and approved by the shareholders of the Company. Pursuant to the provisions of the Option Plan, key employees of the Company, non-employee directors and consultants may be offered the opportunity to acquire shares of Common Stock by the grant of stock options, including both incentive stock options (ISOs) and nonqualified stock options. ISOs are not available to non-employee directors or consultants. A total of 1,300,000 shares of Common Stock are reserved under the Option Plan. To the extent possible, shares of Treasury Stock are used to satisfy share resulting from the exercise of stock options. The purchase price of a share of Common Stock pursuant to an ISO will not be less than the fair market value of a share of Common Stock at the grant date. Options vest over periods ranging from 6 months to 5 years and all expire 10 years after the grant date.

The Option Plan terminates on January 5, 2009. Termination of the Option Plan will not affect outstanding options. As of December 31, 2006, there were 24,170 options available for grant.

On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No 123-R (SFAS No. 123-R) and elected to use the modified prospective transition method. The modified prospective transition method requires that compensation cost be recognized in the financial statements for all awards granted after the date of adoption as well as for existing awards for which the requisite service has not been rendered as of the date of adoption. The modified prospective transition does not require prior periods to be restated. Prior to the adoption of SFAS No. 123-R, the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principals Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. The Company has elected to use the “short-cut method” to calculate the historical pool of windfall tax benefits upon adoption of SFAS No. 123-R. The election to use the “short-cut method” had no effect on the Company’s financial statements.

Under the intrinsic value method used prior to January 1, 2006, compensation expense for stock-based compensation was not recognized in our Consolidated Statements of Operations as all stock options granted by the Company had an exercise price equal to or greater than the market value of the underlying common stock on the option grant date.

The following table summarized the effect of the adoption of SFAS No. 123-R on the 2006 results of operations:

For the year ended December 31, 2006
Stock option expense before taxes	$127
Stock option expense after taxes	$80
Impact per basic share	$0.01
Impact per diluted share	$0.01

All pre-tax charges related to stock option expense were included in the caption “Administrative and general” on the accompanying Consolidated Statements of Operations. Prior to the adoption of SFAS No. 123-R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flow in the Consolidated Statements of Cash Flow. SFAS No. 123-R requires the cash flow resulting from the tax deduction in excess of the compensation cost recognized for those options to be classified as financing cash flows. For the year ended December 31, 2006, tax benefits realized from option exercises totaled $2.4 million.

The fair value of each option grant was estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2006	2005	2004
Risk-free interest rate	n/a	n/a	4.48%
Expected life in years	n/a	n/a	10
Expected volatility	n/a	n/a	0.59
Expected dividend yield	n/a	n/a	0%

The expected volatility assumption was derived by referring to changes in the Company’s historical common stock price over a timeframe similar to that of the expected life of the award.

The weighted average fair value of options granted during 2004 was $9.04. No options were granted during 2005 or 2006.

For periods prior to 2006, the following table illustrates the pro-forma impact on net income and earnings per share as if the fair value based method had been applied on all outstanding and unvested awards in the period:

	For the year ended December 31, 2005	For the year ended December 31, 2004
Net income, as reported	$22,092	$60,078
Pro-forma expense, net of tax	(348)	(2,068)

Pro-forma net income	$21,744	$58,010

Basic net income per share:
As reported	$2.18	$6.12

Pro-forma	$2.15	$5.91

Diluted earnings per share:
As reported	$2.11	$5.88

Pro-forma	$2.08	$5.68

The following table summarizes stock-based award activity during the year ended December 31, 2006:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2005	753,845	$6.00
Granted	-	$-
Exercised	(275,371)	$5.81
Canceled	(1,334)	$3.50

Outstanding at December 31, 2006	477,140	$6.13	4.99 years	$7,682

Exercisable at December 31, 2006	467,539	$6.06	4.95 years	$7,561

The total intrinsic value of stock options exercised during the years ended December 31, 2006 and 2005 was $6.3 million and $1.7 million, respectively. Net cash proceeds from the exercise of stock options, exclusive of income tax benefits, were $1.6 million and $1.0 million for the years ended December 31, 2006 and 2005, respectively. Income tax benefits of $2.4 million and $653 thousand were realized from stock option exercises during the years ended December 31, 2006 and 2005, respectively. The fair value of options vested during the years ended December 31, 2006 and 2005 totaled $146 thousand and $320 thousand, respectively.

10.    Commitments and Contingencies:

The Company leases certain warehouses, sales offices and machinery and equipment under long-term lease agreements. All leases are classified as operating and expire at various dates through 2010. In some cases the leases include options to extend. Rent and lease expense was $3,547, $2,313 and $1,793 for the years ended December 31, 2006, 2005, and 2004, respectively.

Future minimum lease payments as of December 31, 2006 are as follows:

2007	$3,883
2008	3,122
2009	2,632
2010	1,655
2011	568
Thereafter	248

$12,108

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

As of December 31, 2006, approximately 190 of the Company’s hourly plant personnel at its Minneapolis and Detroit facilities are represented by four separate collective bargaining units. Collective bargaining agreements covering these employees expire in 2007 and subsequent years.

11.    Related Party Transactions:

Prior to 2006, a related entity handled a portion of the freight activity for the Company’s Cleveland operation. Payments to this entity totaled $567 and $1,006 for the years ended December 31, 2005, and 2004, respectively. The related entity ceased operations in June 2005. There was no common ownership or management of this entity with the Company. Another related entity owns one of the Cleveland warehouses and leases it to the Company at an annual rental of $195. The lease was renewed in June 2000 for a 10-year term with one remaining renewal option for an additional 10 years.

The Company purchased several insurance policies through an insurance broker that formerly employed one of the Company’s directors. Commissions paid to the insurance broker totaled $100, $99 and $10 in 2006, 2005 and 2004, respectively.

A Company Director serves on the Board of Advisors for a firm that provides psychological testing profiles for new hires to the Company. Fees paid to the firm totaled $11, $13 and $9 in 2006, 2005 and 2004, respectively.

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

12.    Supplemental Cash Flow Information:

Supplemental schedule of non-cash investing activities for 2006:

In May 2006, the Company purchased the remaining 51% interest in the GSP joint venture and in June 2006, the Company acquired all of the outstanding stock of PS&W. In conjunction with these acquisitions, liabilities were assumed as follows:

	PS&W	GSP
Fair value of assets acquired (including goodwill)	$17,562	$5,419
Termination of existing equity method investment in joint venture	-	(63)
Cash paid for stock / ownership interest	(8,965)	(100)

Liabilities assumed	$8,597	$5,256

13.    Shareholder Rights Plan:

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

SUPPLEMENTAL FINANCIAL INFORMATION

Unaudited Quarterly Results of Operations

(in thousands, except per share amounts)

2006	1st	2nd	3rd	4th	Year
Net sales	$238,871	$256,155	$259,917	$226,061	$981,004
Operating income	12,834	16,042	18,751	6,593	54,220
Income before income taxes	12,573	13,667	17,853	5,313	49,406
Net income	$7,981	$8,371	$10,935	$3,761	$31,048
Basic net income per share	$0.78	$0.80	$1.05	$0.36	$2.99
Weighted average shares outstanding - basic	10,259	10,416	10,429	10,429	10,383
Diluted net income per share	$0.76	$0.79	$1.03	$0.35	$2.92
Weighted average shares outstanding - diluted	10,568	10,661	10,663	10,651	10,633
Market price of common stock: (a)
High	$31.18	$36.22	$38.97	$28.55	$38.97
Low	23.40	29.01	24.15	21.34	21.34

2005	1st	2nd	3rd	4th	Year
Net sales	$284,558	$241,482	$208,358	$204,812	$939,210
Operating income	16,833	5,937	4,825	16,426	44,021
Income before income taxes	15,768	4,757	3,519	12,149	36,193
Net income	$9,619	$3,004	$2,164	$7,305	$22,092
Basic net income per share	$0.95	$0.30	$0.21	$0.72	$2.18
Weighted average shares outstanding - basic	10,080	10,148	10,153	10,153	10,134
Diluted net income per share	$0.92	$0.29	$0.21	$0.70	$2.11
Weighted average shares outstanding - diluted	10,455	10,436	10,445	10,479	10,457
Market price of common stock: (a)
High	$26.45	$17.99	$18.29	$25.23	$26.45
Low	17.88	13.31	13.21	15.27	13.21

(a)	Represents the high and low closing quotations of our Common Stock as reported by the Nasdaq National Market.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS	AND PROCEDURES

Disclosure Controls and Procedures

Evaluations required by Rule 13a-15 of the Securities Exchange Act of 1934 of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Report have been carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer. Based upon such evaluations, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2006 in providing reasonable assurance that information required to be disclosed by the Company in reports filed under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the rules and forms of the Securities and Exchange Commission.

Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting is set forth in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2006 that were identified in connection with the evaluation referred to above that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by Item 10 as to the executive officers is provided in Part I, Item 1 of this Form 10-K and is incorporated by reference into this section. Other information required by Item 10 will be incorporated herein by reference to the information set forth under the captions “Election of Directors”, “Board of Directors Meetings and Committees”, “Board and Committee Policies”, “Code of Ethics”, and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Registrant’s definitive proxy statement for our 2007 Annual Meeting of Shareholders.

ITEM 11.   EXECUTIVE COMPENSATION

Information required by Item 11 will be incorporated herein by reference to the information set forth under the captions “Executive Compensation” and “Compensation of Directors” in the Registrant’s definitive proxy statement for our 2007 Annual Meeting of Shareholders.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by Item 12 will be incorporated herein by reference to the information set forth under the captions “Security Ownership of Certain Beneficial Owners,” “Security Ownership of Management,” “Grants of Plan-Based Awards for Fiscal Year 2006” and “Outstanding Equity Awards at Fiscal Year-End 2006” in the Registrant’s definitive proxy statement for our 2007 Annual Meeting of Shareholders.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by Item 13 will be incorporated herein by reference to the information set forth under the caption “Related Party Transactions” in the Registrant’s definitive proxy statement for our 2007 Annual Meeting of Shareholders.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by Item 14 will be incorporated herein by reference to the information set forth under the caption “Independent Registered Accounting Firm” in the Registrant’s definitive proxy statement for our 2007 Annual Meeting of Shareholders.

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) The following financial statements are included in Part II, Item 8:

Report of Independent Registered Public Accounting Firm

Management’s Report on Internal Control Over Financial Reporting

Consolidated Statements of Operations for the Years Ended December 31, 2006, 2005, and 2004

Consolidated Balance Sheets as of December 31, 2006 and 2005

Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005, and 2004

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2006, 2005, and 2004

Notes to Consolidated Financial Statements for the Years Ended December 31, 2006, 2005, and 2004

(a)(2) Financial Statement Schedules. All schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements including notes thereto.

(a)(3) Exhibits. The Exhibits filed herewith are set forth on the Index to Exhibits filed as part of this report.

OLYMPIC STEEL, INC.

INDEX TO EXHIBITS

Exhibit	Description of Document	Reference

2.1	Stock Purchase Agreement dated May 19, 2006 with Goldstar Holdings Limited, a subsidiary of the Eliza Tinsley Group PLC and the sold shareholder of Tinsley Group-PS&W, Inc., and Goldstar Holding’s joint administrators	Incorporated by reference to Exhibit 2.1 to Registrant’s Form 10-Q filed with the Commission on August 9, 2006.

3.1(i)	Amended and Restated Articles of Incorporation	Incorporated by reference to Exhibit 3.1(i) to Registrant’s Registration Statement on Form S-1 (No. 33-73992) (the “S-1 Registration Statement”) filed with the Commission on January 12, 1994.

3.1(ii)	Amended and Restated Code of Regulations	Incorporated by reference to Exhibit 3.1(ii) to the S-1 Registration Statement filed with the Commission on January 12, 1994.

4.1	Amended and Restated Credit Agreement dated December 30, 2002 by and among the Registrant, three banks and Comerica Bank, as Administrative Agent	Incorporated by reference to Exhibit 4.1 to Olympic Steel, Inc.’s (SEC File No. 000-23320) (the “Registrant”) Form 10-K filed with the Commission on March 28, 2003.

4.2	Amendment No. 1 to Amended and Restated Credit Agreement dated February 6, 2003 by and among the Registrant, five banks and Comerica Bank, as Administrative Agent	Incorporated by reference to Exhibit 4.2 to Registrant’s Form 10-K filed with the Commission on March 28, 2003.

4.3	Amendment No. 2 to Amended and Restated Credit Agreement dated March 15, 2003 by and among the Registrant, five banks and Comerica Bank, as Administrative Agent	Incorporated by reference to Exhibit 4.3 to Registrant’s Form 10-K filed with the Commission on March 30, 2004.

4.4	Amendment No. 3 to Amended and Restated Credit Agreement dated June 30, 2003 by and among the Registrant, five banks and Comerica Bank, as Administrative Agent	Incorporated by reference to Exhibit 4.4 to Registrant’s Form 10-K filed with the Commission on March 30, 2004.

4.5	Amendment No. 4 to Amended and Restated Credit Agreement dated December 26, 2003 by and among the Registrant, five banks and Comerica Bank, as Administrative Agent	Incorporated by reference to Exhibit 4.5 to Registrant’s Form 10-K filed with the Commission on March 30, 2004.

4.6	Amendment No. 5 to Amended and Restated Credit Agreement and Waiver dated February 9, 2004 by and among the Registrant, five banks and Comerica Bank, as Administrative Agent	Incorporated by reference to Exhibit 4.6 to Registrant’s Form 10-K filed with the Commission on March 30, 2004.

Exhibit	Description of Document	Reference

4.7	Rights Agreement dated as of January 31, 2000 (Including Form of Certificate of Adoption of Amendment to Amended Articles of Incorporation as Exhibit A thereto, together with a Summary of Rights to Purchase Preferred Stock)	Incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-K filed with the Commission on February 15, 2000.

4.8	Amendment No. 6 to Amended and Restated Credit Agreement and Waiver dated May 21, 2004 by and among the Registrant, five banks and Comerica Bank, as Administrative Agent	Incorporated by reference to Exhibit 4.8 to Registrant’s Form 10-Q filed with the Commission on August 16, 2004.

4.9	Amendment No. 7 to Amended and Restated Credit Agreement dated August 26, 2004 by and among the Registrant, five banks and Comerica Bank, as Administrative Agent	Incorporated by reference to Exhibit 4.9 to Registrant’s Form 10-K filed with the Commission on March 14, 2005.

4.10	Amendment No. 8 to Amended and Restated Credit Agreement dated February 25, 2005 by and among the Registrant, five banks and Comerica Bank, as Administrative Agent	Incorporated by reference to Exhibit 4.10 to Registrant’s Form 10-K filed with the Commission on March 14, 2005.

4.11	Amendment No. 9 to Amended and Restated Credit Agreement dated March 31, 2005 by and among the Registrant, five banks and Comerica Bank, as Administrative Agent	Incorporated by reference to Exhibit 4.11 to Registrant’s Form 8-K filed with the Commission on April 1, 2005.

4.12	Amendment No. 10 to Amended and Restated Credit Agreement dated June 24, 2005 by and among the Registrant, five banks and Comerica Bank, as Administrative Agent	Incorporated by reference to Exhibit 4.12 to Registrant’s Form 8-K filed with the Commission on June 24, 2005.

4.13	Amendment No. 11 to Amended and Restated Credit Agreement dated April 26, 2006 by and among the Registrant, five banks and Comerica Bank, as Administrative Agent	Incorporated by reference to Exhibit 4.13 to Registrant’s Form 8-K filed with the Commission on April 28, 2006.

4.14	Amendment No. 12 to Amended and Restated Credit Agreement dated September 29, 2006 by and among the Registrant, five banks and Comerica Bank, as Administrative Agent	Incorporated by reference to Exhibit 4.14 to Registrant’s Form 8-K filed with the Commission on October 3, 2006.

10.1 *	Olympic Steel, Inc. Stock Option Plan	Incorporated by reference to Exhibit 10.1 to the S-1 Registration Statement filed with the Commission on January 12, 1994.

10.2	Lease, dated as of July 1, 1980, as amended, between S.M.S. Realty Co., a lessor, and the Registrant, as lessee, relating to one of the Cleveland facilities	Incorporated by reference to Exhibit 10.3 to the S-1 Registration Statement filed with the Commission on January 12, 1994.

10.3	Intentionally omitted

Exhibit	Description of Document	Reference

10.4	Lease, dated as of November 30, 1987, as amended, between Tinicum Properties Associates L.P., as lessor, and the Registrant, as lessee, relating to Registrant’s Lester, Pennsylvania facility	Incorporated by reference to Exhibit 10.4 to the S-1 Registration Statement filed with the Commission on January 12, 1994.

10.5	Operating Agreement of Trumark Steel & Processing, LLC, dated April 1, 2002, by and among The Goss Group, Inc., and Oly Steel Welding, Inc.	Incorporated by reference to Exhibit 10.5 to Registrant’s Form 10-Q filed with the Commission on May 15, 2002.

10.6	Intentionally omitted

10.7	Operating Agreement of OLP, LLC, dated April 4, 1997, by and between the U.S. Steel Group of USX Corporation and Oly Steel Welding, Inc.	Incorporated by reference to Exhibit 10.9 to Registrant’s Form 10-Q filed with the Commission on May 5, 1997.

10.8 *	Form of Management Retention Agreement for Senior Executive Officers of the Company	Incorporated by reference to Exhibit 10.8 to Registrant’s Form 10-Q filed with the Commission on August 7, 2000.

10.9 *	Form of Management Retention Agreement for Other Officers of the Company	Incorporated by reference to Exhibit 10.9 to Registrant’s Form 10-Q filed with the Commission on August 7, 2000.

10.10 *	David A. Wolfort Employment Agreement effective as of January 1, 2006	Incorporated by reference to Exhibit 10.10 to Registrant’s Form 8-K filed with the Commission on December 23, 2005.

10.11	Intentionally omitted

10.12 *	Michael D. Siegal Employment Agreement dated August 8, 2006.	Incorporated by reference to Exhibit 10.12 to Registrant’s Form 10-Q filed with the Commission on August 9, 2006.

10.13 *	Richard T. Marabito Employment Agreement dated August 8, 2006	Incorporated by reference to Exhibit 10.13 to Registrant’s Form 10-Q filed with the Commission on August 9, 2006.

10.14 *	Olympic Steel, Inc. Executive Deferred Compensation Plan dated December 15, 2004	Incorporated by reference to Exhibit 10.14 to Registrant’s Form 10-K filed with the Commission on March 14, 2005.

10.15 *	Non-Solicitation Agreements for Heber MacWilliams and Richard A. Manson	Incorporated by reference to Exhibit 10.15 to Registrant’s Form 8-K filed with the Commission on March 4, 2005.

10.16 *	Form of Management Retention Agreement for Richard A. Manson and Heber MacWilliams	Incorporated by reference to Exhibit 10.16 to Registrant’s Form 10-Q filed with the Commission on August 8, 2005.

10.17 *	Form of Supplemental Executive Retirement Plan term sheet	Incorporated by reference to Exhibit 99.1 to Registrant’s Form 8-K filed with the Commission on January 5, 2006.

+Exhibit	Description of Document	Reference

10.18 *	Summary of Non-Employee Director Compensation	Incorporated by reference to Exhibit 10.18 to Registrant’s Form 10-K filed with the Commission on March 14, 2006.

10.19 *	Summary of Senior Management Compensation Plan	Incorporated by reference to Exhibit 10.19 to Registrant’s Form 10-K filed with the Commission on March 14, 2006.

10.20 *	Olympic Steel, Inc. Supplemental Executive Retirement Plan	Incorporated by reference to Exhibit 10.20 to Registrant’s Form 8-K filed with the Commission on April 28, 2006.

21	List of Subsidiaries	Filed herewith

23	Consent of Independent Registered Public Accounting Firm	Filed herewith

24	Directors and Officers Powers of Attorney	Filed herewith

31.1	Certification of the Principal Executive Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of the Principal Financial Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Written Statement of Michael D. Siegal, Chairman and Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Written Statement of Richard T. Marabito, Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
*	This exhibit is a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OLYMPIC STEEL, INC.

March 13, 2007	By:	/s/ Richard T. Marabito
Richard T. Marabito,
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated and on the 13th day of March, 2007.

March 13, 2007	/s/ Michael D. Siegal *
Michael D. Siegal
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

March 13, 2007	/s/ David A. Wolfort *
David A. Wolfort
President, Chief Operating Officer and Director

March 13, 2007	/s/ Richard T. Marabito *
Richard T. Marabito
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

March 13, 2007	/s/ Ralph M. Della Ratta, Jr. *
Ralph M. Della Ratta, Jr., Director

March 13, 2007	/s/ Martin H. Elrad *
Martin H. Elrad, Director

March 13, 2007	/s/ Thomas M. Forman *
Thomas M. Forman, Director

March 13, 2007	/s/ James B. Meathe *
James B. Meathe, Director

March 13, 2007	/s/ Howard L. Goldstein *
Howard L. Goldstein, Director

* The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to the Powers of Attorney executed by the above-named officers and Directors of the Company and filed with the Securities and Exchange Commission on behalf of such officers and Directors.

By:	/s/ Richard T. Marabito	March 13, 2007
Richard T. Marabito, Attorney-in-Fact