Form 10-Q
period 2007-03-31
OLYMPIC STEEL INC
filed 2007-05-08
CIK 917470

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

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
Large accelerated filer ☐                    Accelerated filer ☑                    Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 8, 2007

Common stock, without par value	10,579,008

Olympic Steel, Inc.
Index to Form 10-Q

		Page No.
Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets — March 31, 2007 (unaudited) and December 31, 2006 (audited)	3

	Consolidated Statements of Operations — for the three months ended March 31, 2007 and 2006 (unaudited)	4

	Consolidated Statements of Cash Flows — for the three months ended March 31, 2007 and 2006 (unaudited)	5

	Notes to Consolidated Financial Statements	6-12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-21

Item 3.	Qualitative and Quantitative Disclosures About Market Risk	21-22

Item 4.	Controls and Procedures	22-23

Part II. OTHER INFORMATION

Item 6.	Exhibits	24

SIGNATURES		25

EXHIBITS		26-31
EX-31.1
EX-31.2
EX-32.1
EX-32.2

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
Olympic Steel, Inc.
Consolidated Balance Sheets
(in thousands)

	March 31,	December 31,
	2007	2006
	(unaudited)
Assets
Cash and cash equivalents	$5,166	$5,211
Accounts receivable, net	109,135	85,883
Inventories	189,988	210,738
Prepaid expenses and other	4,578	6,383

Total current assets	308,867	308,215

Property and equipment, at cost	175,821	173,745
Accumulated depreciation	(88,551)	(86,386)

Net property and equipment	87,270	87,359

Goodwill	6,583	6,583
Other long-term assets	6,109	3,163

Total assets	$408,829	$405,320

Liabilities
Accounts payable	$92,445	$75,095
Accrued payroll	7,923	7,698
Other accrued liabilities	11,199	9,547

Total current liabilities	111,567	92,340

Credit facility revolver	50,247	68,328
Other long-term liabilities	4,273	6,664
Deferred income taxes	3,303	3,751

Total liabilities	169,390	171,083

Shareholders’ Equity
Preferred stock	—	—
Common stock	109,339	109,075
Retained earnings	130,100	125,162

Total shareholders’ equity	239,439	234,237

Total liabilities and shareholders’ equity	$408,829	$405,320

The accompanying notes are an integral part of these balance sheets.

Olympic Steel, Inc.
Consolidated Statements of Operations
(in thousands, except per share and tonnage data)

	Three Months Ended
	March 31,
	2007	2006
	(unaudited)
Tons sold

Direct	273,326	281,805
Toll	38,263	56,363

	311,589	338,168

Net sales	$259,405	$238,871

Costs and expenses
Cost of materials sold (exclusive of depreciation shown below)	212,031	191,713
Warehouse and processing	13,675	11,637
Administrative and general	10,264	9,304
Distribution	6,309	6,248
Selling	3,781	3,436
Occupancy	1,753	1,691
Depreciation	2,182	2,008

Total costs and expenses	249,995	226,037

Operating income	9,410	12,834
Loss from joint ventures	—	(107)

Income before financing costs and income taxes	9,410	12,727
Interest and other expense on debt	1,027	154

Income before income taxes	8,383	12,573
Income tax provision	3,131	4,592

Net income	$5,252	$7,981

Earnings per share:
Net income per share — basic	$0.50	$0.78

Weighted average shares outstanding — basic	10,435	10,259

Net income per share — diluted	$0.49	$0.76

Weighted average shares outstanding — diluted	10,664	10,568

The accompanying notes are an integral part of these statements.

Olympic Steel, Inc.
Consolidated Statements of Cash Flows
For the Three Months Ended March 31,
(in thousands)

	2007	2006
	(unaudited)

Cash flows from (used for) operating activities:
Net income	$5,252	$7,981
Adjustments to reconcile net income to net cash from operating activities—
Depreciation	2,182	2,008
Loss from joint ventures, net of distributions	—	107
Gain on disposition of property and equipment	—	(3)
Stock-based compensation	7	83
Other long-term assets	(2,946)	—
Other long-term liabilities	(2,391)	322
Long-term deferred income taxes	(448)	(496)

	1,656	10,002
Changes in working capital:
Accounts receivable	(23,252)	(19,252)
Inventories	20,750	(3,172)
Prepaid expenses and other	1,805	(192)
Accounts payable	18,504	2,949
Accrued payroll and other accrued liabilities	1,876	994

	19,683	(18,673)

Net cash from (used for) operating activities	21,339	(8,671)

Cash flows from (used for) investing activities:
Capital expenditures	(2,093)	(6,230)
Proceeds from disposition of property and equipment	—	3

Net cash used for investing activities	(2,093)	(6,227)

Cash flows from (used for) financing activities:
Credit facility revolver borrowings (payments), net	(18,081)	10,000
Change in outstanding checks	(1,154)	(2,693)
Proceeds from exercise of stock options (including tax benefit) and employee stock purchases	257	3,414
Dividends paid	(313)	(312)

Net cash from (used for) financing activities	(19,291)	10,409

Cash and cash equivalents:
Net change	(45)	(4,489)
Beginning balance	5,211	9,555

Ending balance	$5,166	$5,066

The accompanying notes are an integral part of these statements.

Olympic Steel, Inc.
Notes to Consolidated Financial Statements
March 31, 2007
(1) Basis of Presentation:
The accompanying consolidated financial statements have been prepared from the financial records of Olympic Steel, Inc. and its wholly-owned subsidiaries (collectively Olympic or the Company), without audit and reflect all normal and recurring adjustments which are, in the opinion of management, necessary to fairly present the results of the interim periods covered by this report. Year-to-date results are not necessarily indicative of 2007 annual results and these financial statements should be read in conjunction with the Company’s 2006 Annual Report on Form 10-K for the period ended December 31, 2006. All significant intercompany transactions and balances have been eliminated in consolidation.
(2) Accounts Receivable:
The Company maintained allowances for doubtful accounts and unissued credits of $3.5 million and $3.3 million at March 31, 2007 and December 31, 2006, respectively. The allowance for doubtful accounts is maintained at a level considered appropriate based on historical experience and specific customer collection issues that have been identified. Estimations are based upon a calculated percentage of accounts receivable, which remains fairly level from year to year, and judgments about the probable effects of economic conditions on certain customers, which can fluctuate significantly from year to year. The Company cannot guarantee that the rate of future credit losses will be similar to past experience. The Company considers all available information when assessing each quarter the adequacy of its allowance for doubtful accounts.

(3) Inventories:
Steel inventories consist of the following:

	March 31,	December 31,
(in thousands)	2007	2006

Unprocessed	$144,083	$159,581
Processed and finished	45,905	51,157

Totals	$189,988	$210,738

(4) Investments in Joint Ventures:
The Company and the United States Steel Corporation (USS) each own 50% of Olympic Laser Processing (OLP), a company that produced laser welded sheet steel blanks for the automotive industry. In January 2006, the Company and USS announced the closing of OLP. In conjunction with the closing, during the fourth quarter of 2005, the Company recorded a $3.5 million charge for the disposition of the joint venture, consisting of $1.3 million for the impairment of the Company’s investment in OLP and a then-estimated $2.2 million to be paid pursuant to the Company’s guarantee of OLP’s debt. OLP ceased operations during the first quarter of 2006. Operating losses incurred by OLP during the first quarter of 2006 were recorded against the $3.5 million reserve. During the second and third quarters of 2006, OLP began liquidating its remaining assets. Offers from third-parties to purchase the remaining assets were less than anticipated and the Company recorded an additional $2.0 million charge in the second quarter of 2006 to reflect additional expected obligations under the guarantee of OLP’s debt. In December 2006, the Company advanced $3.2 million to OLP in connection with the loan guarantee. The Company believes the underlying value of OLP’s remaining assets, upon liquidation, will be sufficient to repay the advance at a later date.
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
Since May 1, 2006, GSP’s results have been fully consolidated in the Company’s financial statements. Prior to May 1, 2006, the Company, using the equity method of accounting, recorded 49% of GSP’s net income or loss to its Consolidated Statements of Operations as “Income (Loss) from Joint Ventures.”
(5) Acquisition of Tinsley Group — PS&W, Inc.:
In order to further expand value-added and fabrication capabilities, on June 2, 2006, the Company purchased all of the outstanding stock of Tinsley Group — PS&W, Inc. (PS&W) for a final purchase price of $9.0 million, which included $6.7 million of goodwill. The results of PS&W have been fully consolidated in the Company’s financial results since June 2, 2006.
PS&W is a full service fabricating company that utilizes burning, forming, machining and painting to produce a wide variety of fabrications for large original equipment manufacturers of heavy construction equipment. PS&W was founded in 1990 and currently operates two facilities in North Carolina.
(6) Debt:
The Company’s secured bank-financing agreement (the Credit Facility) is a revolving credit facility collateralized by the Company’s accounts receivable, inventories, and substantially all of its property and equipment. Borrowings are limited to the lesser of a borrowing base, comprised of eligible receivables and inventories or, effective with an April 2007 amendment, $130 million in the aggregate. The April 2007 amendment also extended the maturity date of the Credit Facility to December 15, 2010, with annual extensions at the banks’ option. The Company has the option to borrow based on the agent’s base rate or Eurodollar Rates (EURO) plus a premium.

The Credit Facility requires the Company to comply with various covenants, the most significant of which include: (i) minimum availability of $10 million, tested monthly, (ii) a minimum fixed charge coverage ratio of 1.25, and a maximum leverage ratio of 1.75, which are tested quarterly, (iii) restrictions on additional indebtedness, and (iv) limitations on dividends, capital expenditures and investments. At March 31, 2007, the Company had approximately $78 million of availability under the Credit Facility and the Company was in compliance with its covenants. The Credit Facility also contains an accordion feature which allows the Company to add up to $25 million of additional revolver capacity in certain circumstances.
Outstanding checks are included as part of Accounts Payable on the accompanying Consolidated Balance Sheets and such checks totaled $15.7 million as of March 31, 2007 and $16.9 million as of December 31, 2006.
(7) Shares Outstanding and Earnings Per Share:
Earnings per share have been calculated based on the weighted average number of shares outstanding as set forth below:

	For the Three Months
	Ended March 31,
	2007	2006
(in thousands, except per share data)
Weighted average shares outstanding	10,435	10,259
Assumed exercise of stock options	229	309

Weighted average diluted shares	10,664	10,568

Net income	$5,252	$7,981

Basic earnings per share	$0.50	$0.78

Diluted earnings per share	$0.49	$0.76

(8) Stock Options:
In January 1994, the Olympic Steel, Inc. Stock Option Plan (Option Plan) was adopted by the Board of Directors and approved by the shareholders of the Company. Pursuant to the provisions of the Option Plan, key employees of the Company, non-employee directors and consultants may be offered the opportunity to acquire shares of Common Stock by the grant of stock options, including both incentive stock options (ISOs) and nonqualified stock options. ISOs are not available to non-employee directors or consultants. A total of 1,300,000 shares of Common Stock were originally reserved for issuance under the Option Plan. To the extent possible, shares of treasury stock are used to satisfy shares resulting from the exercise of stock options. The purchase price of a share of Common Stock pursuant to an ISO will not be less than the fair market value of a share of Common Stock at the grant date. Options vest over periods ranging from six months to five years and all expire 10 years after the grant date.
The Option Plan terminates on January 5, 2009. Termination of the Option Plan will not affect outstanding options. As of March 31, 2007, there were options to purchase 24,170 shares of Common Stock available for grant.
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
Under the intrinsic value method used prior to January 1, 2006, compensation expense for stock-based compensation was not recognized in the Company’s Consolidated Statements of Operations as all stock options granted by the Company had an exercise price equal or greater than the market value of the underlying Common Stock on the option grant date. The adoption of SFAS No. 123-R resulted in the following:

	For the Three Months
	Ended March 31,
	2007	2006
(in thousands, except per share data)
Stock option expense before taxes	$7	$83
Stock option expense after taxes	5	53
Impact per basic share	$—	$0.01
Impact per diluted share	$—	$0.01
All pre-tax charges related to stock options were included in the caption “Administrative and General” on the accompanying Consolidated Statement of Operations.
No options were granted during 2006 or the first quarter of 2007.
The following table summarizes stock-based award activity during the three months ended March 31, 2007:

			Weighted	Aggregate
	Number of	Weighted Average	Average Remaining	Intrinsic Value
	Shares	Exercise Price	Contractual Term	(in 000s)
Outstanding at December 31, 2006	477,140	$6.12
Granted	—	—
Exercised	(15,836)	7.76
Canceled	—	—

Outstanding at March 31, 2007	461,304	$6.06	5.0 years	$11,499

Exercisable at March 31, 2007	451,304	$5.96	5.0 years	$11,295

The total intrinsic value of stock options exercised during the three months ended March 31, 2007 and 2006 were $337 thousand and $5.5 million, respectively. Net cash proceeds from the exercise of stock options were $123 thousand and $1.3 million for the three months ended March 31, 2007 and 2006, respectively. Income tax benefits of $128 thousand and $2.1 million were realized from stock option exercises during the three months ended March 31, 2007 and 2006, respectively. The fair value of options vested during the three months ended March 31, 2007 and 2006 totaled $7 thousand and $93 thousand, respectively.

As of March 31, 2007, approximately $79 thousand of expense, before taxes, with respect to non-vested stock-based awards has yet to be recognized and will be amortized into expense over a weighted-average period of 1.66 years.
(9) Supplemental Cash Flow Information:
Interest paid during the first three months of 2007 and 2006 totaled $1.2 million and $88 thousand, respectively. Income taxes paid during the first three months of 2007 and 2006 totaled $959 thousand and $1.5 million, respectively.
(10) Impact of Recently Issued Accounting Pronouncements:
In July 2006, the FASB issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement principles for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The Company adopted FIN 48 on January 1, 2007. The adoption had no effect on the opening balance of retained earnings as of January 1, 2007.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and accompanying notes contained herein and our consolidated financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2006. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those described in Item 1A, Risk Factors, of our Annual Report on Form 10-K and under the caption “Forward-Looking Information” below.
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
Our results of operations are affected by numerous external factors including, but not limited to, general and global business, economic and political conditions, competition, steel pricing and availability, energy prices, pricing and availability of raw materials used in the production of steel, customer demand for steel, customers’ ability to manage their credit line availability and layoffs or work stoppages by our own, our suppliers’ or our customers’ personnel. The steel industry also continues to be affected by the global consolidation of our suppliers, competitors, and end-use customers.
On May 1, 2006, we acquired the remaining 51% interest in GSP. Prior to May 1, 2006 our 49% interest in GSP was accounted for under the equity method. Since May 1, 2006, the results of GSP have been fully consolidated into our financial statements. In January 2006, we announced plans to close the OLP joint venture in Detroit, Michigan. OLP, which was a processor of laser welded steel blanks for the automotive industry, ceased operations in the first quarter of 2006. Our 50% interest in OLP is accounted for under the equity method.
In June 2006, we acquired all of the outstanding stock of PS&W, a North Carolina-based fabricator of heavy construction equipment components. Since June 2, 2006, the results of PS&W have been fully consolidated into our financial statements.
A collective bargaining agreement covering approximately five Detroit maintenance workers expires July 31, 2007. Collective bargaining agreements covering our Minneapolis and other Detroit employees expire in 2009 and subsequent years. We have never experienced a work stoppage and we believe that our relationship with employees is good. However, any prolonged work stoppages by our personnel represented by collective bargaining units could have a material adverse impact on our business, financial condition, results of operations, and cash flows.

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
For further information regarding the accounting policies that we believe to be critical accounting policies and that affect our more significant judgments and estimates used in preparing our consolidated financial statements, see Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2006.

Results of Operations
The following table sets forth certain income statement data for the three months ended March 31, 2007 and 2006 (dollars are shown in thousands):

	For the Three Months Ended March 31,
	2007		2006
		% of net		% of net
	$	sales	$	sales
Net sales	$259,405	100.0%	$238,871	100.0%
Gross profit (1)	47,374	18.3%	47,158	19.7%
Operating expenses (2)	37,964	14.6%	34,324	14.4%
Operating income	$9,410	3.7%	$12,834	5.3%

(1)	Gross profit is calculated as net sales less the cost of materials sold, exclusive of depreciation.

(2)	Operating expenses are calculated as total costs and expenses less the cost of materials sold.
Tons sold decreased 7.9% to 312 thousand in the first quarter of 2007 from 338 thousand in the first quarter of 2006. Tons sold in the first quarter of 2007 included 274 thousand from direct sales and 38 thousand from toll processing, compared with 282 thousand direct tons and 56 thousand toll tons in the comparable period of last year. The decrease in tons sold was primarily attributable to reduced sales to domestic automotive customers due to credit concerns and lower sales to other service centers due to high inventory levels held by service centers during the first quarter of 2007.
Net sales increased 8.6% to $259.4 million in the first quarter of 2007 from $238.9 million in the first quarter of 2006. Average selling prices for the first quarter of 2007 increased 17.8% from last year’s first quarter and remained flat with the fourth quarter of 2006.
As a percentage of net sales, gross profit (exclusive of depreciation) decreased to 18.3% in the first quarter of 2007 from 19.7% in the first quarter of 2006. The decrease in gross margin was primarily attributable to competitive pressures resulting from the high levels of inventory held at steel service centers during the first quarter of 2007. Service center inventories are now more balanced with demand and demand appears to be slowly improving, leading to potentially higher margins in the second quarter of 2007.
Operating expenses in the first quarter of 2007 increased 10.6% to $38.0 million from $34.3 million in last year’s first quarter. The increase in operating expenses was primarily attributable to the inclusion of PS&W’s operating expenses in 2007 results and the costs associated with the implementation of our new operating system, which commenced during the third quarter of 2006. As a percentage of net sales, operating expenses increased to 14.6% for the first quarter of 2007 from 14.4% in the comparable 2006 period.
Financing costs totaled $1.0 million for the first quarter of 2007 compared to $154 thousand for the first quarter of 2006. Our effective borrowing rate, inclusive of deferred financing fees and commitment fees, for the first quarter of 2007 was 7.2% compared to 9.8% in the first quarter of 2006. The effective borrowing rate in 2006 was higher because the commitment fee remained relatively constant while our 2006 average borrowings declined.
For the first quarter of 2007, income before income taxes totaled $8.4 million compared to $12.6 million in the first quarter of 2006. An income tax provision of 37.3% was recorded for the first quarter of 2007, compared to a provision of 36.5% for the first quarter of 2006. The effective tax rate was lower in 2006 due to the recognition of deferred tax assets related to certain state net operating loss carryforwards. We expect the effective tax rate to approximate 37% to 38% for the remainder of 2007. Income taxes paid totaled $959 thousand and $1.5 million for the first quarter of 2007 and 2006, respectively.
Net income for the first quarter of 2007 totaled $5.3 million or $.49 per diluted share, compared to net income of $8.0 million or $.76 per diluted share for the first quarter of 2006.
Liquidity and Capital Resources
Our principal capital requirements include funding working capital needs, purchasing and upgrading processing equipment and facilities, acquisitions, and paying dividends. We use cash generated from operations, leasing transactions, and our revolving credit facility to fund these requirements.
Working capital at March 31, 2007 totaled $197.3 million, an $18.6 million decrease from the end of the prior year. Significant working capital changes included a $23.3 million increase in accounts receivable, partially offset by a $20.8 million decrease in inventories and a $17.4 million increase in accounts payable.
For the three months ended March 31, 2007, we generated $21.3 million of net cash from operations, of which $1.7 million was derived from cash earnings and $19.7 million was generated from a decrease in working capital.

During the first quarter of 2007, we spent $2.1 million on capital expenditures. We expect to spend between $15 million and $20 million on capital expenditures in 2007 and we anticipate using our financial position to continue to take advantage of a consolidating service center and fabricating industry. In 2007, we will add a $5.5 million stretcher-leveler cut-to-length line in Minneapolis and we will undertake a $2.9 million project to expand our Iowa facility by approximately 54,000 square feet in order to meet our customers’ need for high quality sheet product. We will also add additional laser and plasma cutting equipment in Cleveland, Chicago and Chambersburg to support our growing value-added services. In July 2006, we announced the beginning of a project to implement a new single information system to replace the three systems we currently use. The objective is to standardize and streamline business processes and improve support for our growing service center and fabrication business. The project will require a significant deployment of capital and will require a significant use of management’s time. The total external costs associated with the new information system are expected to approximate $14 million over a 30-month phased implementation that began in July 2006.
During the first quarter of 2007, we used $19.3 million from financing activities, which was primarily used to repay borrowings under our revolving credit facility.
In February 2007, our Board of Directors approved a quarterly dividend of $.03 per that was paid on March 15, 2007 to shareholders of record as of March 1, 2007. In April 2007, our Board of Directors approved a quarterly dividend of $.03 per share which is payable on June 15, 2007 to shareholders of record as of June 1, 2007. We expect to make regular dividend distributions in the future, subject to the continuing determination by our Board of Directors that the payment of dividends remains in the best interest of our shareholders.
Our secured bank-financing agreement (the Credit Facility) is a revolving credit facility collateralized by our accounts receivable, inventories, and substantially all of our property and equipment. Borrowings are limited to the lesser of a borrowing base, comprised of eligible receivables and inventories or, effective with an April 2007 amendment, $130 million in the aggregate. The April 2007 amendment also extended the maturity date of the Credit Facility to December 15, 2010, with annual extensions at the banks’ option.
The Credit Facility requires us to comply with various covenants, the most significant of which include: (i) minimum availability of $10 million, tested monthly, (ii) a minimum fixed charge coverage ratio of 1.25, and a maximum leverage ratio of 1.75, which are tested quarterly, (iii)

restrictions on additional indebtedness, and (iv) limitations on dividends, capital expenditures and investments. At March 31, 2007, we had approximately $78 million of availability under our Credit Facility and we were in compliance with our covenants. The Credit Facility also contains an accordion feature which allows us to add up to $25 million of additional revolver capacity in certain circumstances.
We believe that funds available under our Credit Facility and lease arrangements, together with funds generated from operations, will be sufficient to provide us with the liquidity necessary to fund anticipated working capital requirements and capital expenditure requirements over the next 12 months. In the future, we may, as part of our business strategy, acquire and dispose of other companies in the same or complementary lines of business, enter into and exit strategic alliances and joint ventures, and pursue other business ventures. Accordingly, the timing and size of our capital requirements are subject to change as business conditions warrant and opportunities arise.

Forward-Looking Information
This Quarterly Report on Form 10-Q and other documents we file with the SEC contain various forward-looking statements that are based on current expectations, estimates, forecasts and projections about our future performance, business, our beliefs and management’s assumptions. In addition, we, or others on our behalf, may make forward-looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls. Words such as “may,” “will,” “anticipate,” “should,” “intend,” “expect,” “believe,” “estimate,” “project,” “plan,” “potential,” “continue,” as well as the negative of these terms or similar expressions are intended to identify forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks, uncertainties and assumptions including, but not limited to those set forth in Item 1A, Risk Factors, as found in our Annual Report on 10-K for the year ended December 31, 2006 and the following:
•	general and global business, economic and political conditions;

•	competitive factors such as availability and pricing of steel, industry inventory levels and rapid fluctuations in customer demand and pricing;

•	the cyclicality and volatility within the steel industry;

•	the ability of customers (especially in the domestic automotive industry) to maintain their credit availability;

•	customer, supplier, and competitor consolidation, bankruptcy or insolvency;

•	layoffs or work stoppages by our own or our suppliers’ or customers’ personnel;

•	the availability and costs of transportation and logistical services;

•	equipment malfunctions or installation delays;

•	the successes of our capital investments;

•	the successes of our strategic efforts and initiatives to increase sales volumes, maintain cash turnover, maintain or improve inventory turns and reduce costs;

•	the adequacy of our information technology and business system software;

•	the successful implementation of our new information system;

•	the timing and outcome of OLP’s efforts and ability to liquidate its remaining assets;

•	the post-acquisition integration of PS&W; and

•	our ability to pay regular quarterly cash dividends.

Should one or more of these, or other risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, intended expected, believed, estimated, projected or planned. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to republish revised forward-looking statements to reflect the occurrence of unanticipated events of circumstances after the date hereof, except as otherwise required by law.
Item 3. Qualitative and Quantitative Disclosures About Market Risk
During the past several years, the base price of carbon flat-rolled steel has fluctuated significantly. Declining prices could reduce our gross profit margin percentages to levels that are lower than our historical levels. Higher levels of inventory held by us, other steel service centers, or end-use customers could cause competitive pressures which could also reduce gross margins. Higher raw material costs for steel producers could cause the price of steel to increase. While we have generally been successful in the past in passing on producers’ price increases and surcharges to our customers, there is no guarantee that we will be able to pass on price increases to our customers in the future.
Approximately 9% of our net sales in the first three months of 2007 were directly to automotive manufacturers or manufacturers of automotive components and parts. The automotive industry experiences significant fluctuations in demand based on numerous factors such as general economic conditions and consumer confidence. The automotive industry is also subject, from time to time, to labor work stoppages. The domestic automotive industry, which has experienced a number of bankruptcies, is currently involved in significant restructuring, which has resulted in lower production volumes. Certain customers in this industry represent an increasing credit risk.
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
Our primary interest rate risk exposure results from variable rate debt. If interest rates in the future were to increase 100 basis points (1.0%) from March 31, 2007 rates and, assuming no change in total debt from March 31, 2007 levels, the additional annual interest expense to us would be approximately $500 thousand. We currently do not hedge our exposure to variable interest rate risk. However, we do have the option to enter into 30- to 180- day fixed base rate EURO loans under the Credit Facility.
Item 4. Controls and Procedures
The evaluation required by Rule 13a-15 of the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Report have been carried out under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. These disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in reports that are filed with or submitted to the SEC is: (i) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures; and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2007, our disclosure controls and procedures were effective.

There were no changes in our internal controls over financial reporting that occurred during the first quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION
Items 1, 1A, 2, 3, 4 and 5 of this Part II are either inapplicable or are answered in the negative and are omitted pursuant to the instructions to Part II
Item 6. Exhibits

Exhibit	Description of Document	Reference

4.15	Amendment No. 13 to Amended and Restated Credit Agreement dated April 30, 2007 by and among the Registrant, five banks and Comerica Bank, as Administrative Agent.	Incorporated by reference to Exhibit 4.15 to Registrant’s Form 8-K filed with the Commission on May 1, 2007.

10.21*	Olympic Steel, Inc. 2007 Omnibus Incentive Plan	Incorporated by reference to Exhibit 10.21 to Registrant’s Form 8-K filed with the Commission on May 3, 2007.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

*	This Exhibit is a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

OLYMPIC STEEL, INC. (Registrant)
Date: May 8, 2007	By:	/s/ Michael D. Siegal
Michael D. Siegal
Chairman of the Board and Chief Executive Officer

	By:	/s/ Richard T. Marabito
Richard T. Marabito
Chief Financial Officer (Principal Accounting Officer)