Form 10-Q
period 2007-06-30
OLYMPIC STEEL INC
filed 2007-08-08
CIK 917470

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

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
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 8, 2007
Common stock, without par value	10,702,465

Olympic Steel, Inc.
Index to Form 10-Q

		Page No.
Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets — June 30, 2007 (unaudited) and December 31, 2006 (audited)	3

	Consolidated Statements of Operations — for the three and six months ended June 30, 2007 and 2006 (unaudited)	4

	Consolidated Statements of Cash Flows — for the six months ended June 30, 2007 and 2006 (unaudited)	5

	Notes to Consolidated Financial Statements	6-14

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-23

Item 3.	Qualitative and Quantitative Disclosures About Market Risk	23-24

Item 4.	Controls and Procedures	24-25

Part II.	OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders	26

Item 6.	Exhibits	27

SIGNATURES		28

EXHIBITS		29-60
EX-10.22
EX-10.23
EX-31.1
EX-31.2
EX-32.1
EX-32.2

2 of 60

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
Olympic Steel, Inc.
Consolidated Balance Sheets
(in thousands)

	June 30,	December 31,
	2007	2006
	(unaudited)
Assets
Cash and cash equivalents	$8,940	$5,211
Accounts receivable, net	120,600	85,883
Inventories	197,021	210,738
Prepaid expenses and other	9,464	6,383

Total current assets	336,025	308,215

Property and equipment, at cost	179,237	173,745
Accumulated depreciation	(90,721)	(86,386)

Net property and equipment	88,516	87,359

Goodwill	6,583	6,583
Other long-term assets	6,292	3,163

Total assets	$437,416	$405,320

Liabilities
Accounts payable	$89,936	$75,095
Accrued payroll	8,722	7,698
Other accrued liabilities	9,780	9,547

Total current liabilities	108,438	92,340

Credit facility revolver	64,296	68,328
Other long-term liabilities	8,014	6,664
Deferred income taxes	3,550	3,751

Total liabilities	184,298	171,083

Shareholders’ Equity
Preferred stock	—	—
Common stock	113,893	109,075
Retained earnings	139,225	125,162

Total shareholders’ equity	253,118	234,237

Total liabilities and shareholders’ equity	$437,416	$405,320

The accompanying notes are an integral part of these balance sheets.

3 of 60

Olympic Steel, Inc.
Consolidated Statements of Operations
(in thousands, except per share and tonnage data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(unaudited)		(unaudited)
Tons sold
Direct	296,849	287,810	570,175	569,615
Toll	39,276	54,775	77,539	111,139

	336,125	342,585	647,714	680,754

Net sales	$277,413	$256,155	$536,818	$495,026

Costs and expenses
Cost of materials sold (exclusive of depreciation shown below)	221,729	202,795	433,760	394,508
Warehouse and processing	14,272	13,657	27,947	25,294
Administrative and general	11,271	9,743	21,535	19,047
Distribution	6,464	6,953	12,773	13,201
Selling	4,185	3,597	7,966	7,033
Occupancy	1,451	1,272	3,204	2,963
Depreciation	2,170	2,096	4,352	4,104

Total costs and expenses	261,542	240,113	511,537	466,150

Operating income	15,871	16,042	25,281	28,876
Loss from joint ventures	—	(30)	—	(137)
Loss from disposition of joint ventures	—	(2,000)	—	(2,000)

Income before financing costs and income taxes	15,871	14,012	25,281	26,739
Interest and other expense on debt	853	345	1,880	499

Income before income taxes	15,018	13,667	23,401	26,240
Income tax provision	5,572	5,296	8,703	9,888

Net income	$9,446	$8,371	$14,698	$16,352

Earnings per share:
Net income per share — basic	$0.89	$0.80	$1.40	$1.58

Weighted average shares outstanding — basic	10,603	10,416	10,527	10,338

Net income per share — diluted	$0.88	$0.79	$1.37	$1.54

Weighted average shares outstanding — diluted	10,753	10,661	10,716	10,615

The accompanying notes are an integral part of these statements.

4 of 60

Olympic Steel, Inc.
Consolidated Statements of Cash Flows
For the Six Months Ended June 30,
(in thousands)

	2007	2006
	(unaudited)
Cash flows from (used for) operating activities:
Net income	$14,698	$16,352
Adjustments to reconcile net income to net cash from operating activities (net of effects from purchases of GSP and PS&W) -
Depreciation	4,352	4,104
Loss from joint ventures, net of distributions	—	137
Gain on disposition of property and equipment	(5)	(3)
Stock-based compensation	154	112
Other long-term assets	(3,129)	(2,980)
Other long-term liabilities	1,350	1,430
Long-term deferred income taxes	(201)	(730)

	17,219	18,422

Changes in working capital:
Accounts receivable	(34,717)	(23,056)
Inventories	13,717	(32,641)
Prepaid expenses and other	(3,081)	(917)
Accounts payable	15,700	6,358
Accrued payroll and other accrued liabilities	1,257	242

	(7,124)	(50,014)

Net cash from (used for) operating activities	10,095	(31,592)

Cash flows from (used for) investing activities:
Purchase of GSP interest	—	(100)
Purchase of PS&W	—	(8,916)
Capital expenditures	(5,509)	(8,127)
Proceeds from disposition of property and equipment	5	3

Net cash used for investing activities	(5,504)	(17,140)

Cash flows from (used for) financing activities:
Credit facility revolver borrowings (payments), net	(4,032)	41,632
Change in outstanding checks	(859)	574
Repayments of debt	—	(2,264)
Proceeds from exercise of stock options (including tax benefit) and employee stock purchases	4,664	3,959
Dividends paid	(635)	(625)

Net cash from (used for) financing activities	(862)	43,276

Cash and cash equivalents:
Net change	3,729	(5,456)
Beginning balance	5,211	9,555

Ending balance	$8,940	$4,099

The accompanying notes are an integral part of these statements.

5 of 60

Olympic Steel, Inc.
Notes to Consolidated Financial Statements
June 30, 2007
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
(2) Accounts Receivable:
The Company maintained allowances for doubtful accounts and unissued credits of $3.1 million and $3.3 million at June 30, 2007 and December 31, 2006, respectively. The allowance for doubtful accounts is maintained at a level considered appropriate based on historical experience and specific customer collection issues that have been identified. Estimations are based upon a calculated percentage of accounts receivable, which remains fairly level from year to year, and judgments about the probable effects of economic conditions on certain customers, which can fluctuate significantly from year to year. The Company cannot guarantee that the rate of future credit losses will be similar to past experience. The Company considers all available information when assessing each quarter the adequacy of its allowance for doubtful accounts.

6 of 60

(3) Inventories:
Steel inventories consist of the following:

	June 30,	December 31,
(in thousands)	2007	2006
Unprocessed	$151,423	$159,581
Processed and finished	45,598	51,157

Totals	$197,021	$210,738

(4) Investments in Joint Ventures:
The Company and the United States Steel Corporation (USS) each own 50% of Olympic Laser Processing (OLP), a company that produced laser welded sheet steel blanks for the automotive industry. In January 2006, the Company and USS announced the closing of OLP. In conjunction with the closing, during the fourth quarter of 2005, the Company recorded a $3.5 million charge for the disposition of the joint venture, consisting of $1.3 million for the impairment of the Company’s investment in OLP and a then-estimated $2.2 million to be paid pursuant to the Company’s guarantee of OLP’s debt. OLP ceased operations during the first quarter of 2006. Operating losses incurred by OLP during the first quarter of 2006 were recorded against the $3.5 million reserve. During the second and third quarters of 2006, OLP began liquidating its remaining assets. Offers from third parties to purchase the remaining assets were less than anticipated and the Company recorded an additional $2.0 million charge in the second quarter of 2006 to reflect additional expected obligations under the guarantee of OLP’s debt. In December 2006, the Company and USS each advanced $3.2 million to OLP in connection with a loan guarantee. The Company believes the underlying value of OLP’s remaining assets, upon liquidation, will be sufficient to repay the advance at a later date.
The Company recorded 50% of OLP’s net income or loss to its Consolidated Statement of Operations as “Income (Loss) from Joint Ventures.”

7 of 60

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
(5) Acquisition of Tinsley Group – PS&W, Inc.:
In order to further expand value-added and fabrication capabilities, on June 2, 2006, the Company purchased all of the outstanding stock of Tinsley Group – PS&W, Inc. (PS&W) for a final purchase price of $9.0 million, which included $6.7 million of goodwill. The results of PS&W have been fully consolidated in the Company’s financial results since June 2, 2006.
PS&W is a full service fabricating company located in North Carolina that utilizes burning, forming, machining and painting to produce a wide variety of fabrications for large original equipment manufacturers of heavy construction equipment.
(6) Debt:
The Company’s secured bank-financing agreement (the Credit Facility) is a revolving credit facility collateralized by the Company’s accounts receivable, inventories, and substantially all of its property and equipment. Borrowings are limited to the lesser of a borrowing base, comprised of eligible receivables and inventories or, effective with a July 2007 amendment, $130 million in the aggregate. An April 2007 amendment extended the maturity date of the Credit Facility to December 15, 2010, with annual extensions at the banks’ option. The Company has the option to borrow based on the agent’s base rate or Eurodollar Rates (EURO) plus a premium.

8 of 60

The Credit Facility requires the Company to comply with various covenants, the most significant of which include: (i) minimum availability of $10 million, tested monthly, (ii) a minimum fixed charge coverage ratio of 1.25, and a maximum leverage ratio of 1.75, which are tested quarterly, (iii) restrictions on additional indebtedness, and (iv) limitations on dividends, capital expenditures and investments. At June 30, 2007, the Company had approximately $64 million of availability under the Credit Facility and the Company was in compliance with its covenants. The Credit Facility also contains an accordion feature which allows the Company to add up to $25 million of additional revolver capacity in certain circumstances.
Outstanding checks are included as part of Accounts Payable on the accompanying Consolidated Balance Sheets and such checks totaled $16.0 million as of June 30, 2007 and $16.9 million as of December 31, 2006.
(7) Shares Outstanding and Earnings Per Share:
Earnings per share have been calculated based on the weighted average number of shares outstanding as set forth below:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(in thousands, except per share data)	2007	2006	2007	2006
Weighted average shares outstanding	10,603	10,416	10,527	10,338
Assumed exercise of stock options and issuance of stock awards	150	245	189	277

Weighted average diluted shares	10,753	10,661	10,716	10,615

Net income	$9,446	$8,371	$14,698	$16,352

Basic earnings per share	$0.89	$0.80	$1.40	$1.58

Diluted earnings per share	$0.88	$0.79	$1.37	$1.54

(8) Stock Options:
In January 1994, the Olympic Steel, Inc. Stock Option Plan (Option Plan) was adopted by the Board of Directors and approved by the shareholders of the Company. Pursuant to the provisions of the Option Plan, key employees of the Company, non-employee directors and

9 of 60

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
The Option Plan terminates on January 5, 2009. Termination of the Option Plan will not affect outstanding options. As of June 30, 2007, there were no remaining shares of Common Stock available for grant under the Option Plan.
On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123-R (SFAS No. 123-R) and elected to use the modified prospective transition method. The modified prospective transition method requires that compensation cost be recognized in the financial statements for all awards granted after the date of adoption as well as for existing awards for which the requisite service has not been rendered as of the date of the adoption. The modified prospective transition does not require prior periods to be restated. Prior to the adoption of SFAS No. 123-R, the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The Company has elected to use the “short-cut method” to calculate the historical pool of windfall tax benefits upon adoption of SFAS No. 123-R. The election to use the “short-cut method” had no effect on the Company’s financial statements.
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

10 of 60

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(in thousands, except per share data)	2007	2006	2007	2006
Stock option expense before taxes	$7	$30	$14	$112
Stock option expense after taxes	5	18	9	69
Impact per basic share	$—	$—	$—	$0.01
Impact per diluted share	$—	$—	$—	$0.01
All pre-tax charges related to stock options were included in the caption “Administrative and General” on the accompanying Consolidated Statement of Operations.
The fair value of each option grant was estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2007	2006
Risk-free interest rate	4.58%	N/A
Expected life in years	10	N/A
Expected volatility	57.7%	N/A
Expected dividend yield	0.4%	N/A
The expected volatility assumption was derived by referring to changes in the Company’s historical Common Stock prices over a timeframe similar to that of the expected life of the award.
No options were granted during 2006. Options to purchase 24,170 shares of Common Stock were granted during the second quarter of 2007. The weighted-average fair value of options granted during 2007 was $22.55.
The following table summarizes stock-based award activity during the six months ended June 30, 2007:

11 of 60

			Weighted	Aggregate
	Number of	Weighted Average	Average Remaining	Intrinsic Value
	Shares	Exercise Price	Contractual Term	(in thousands)
Outstanding at December 31, 2006	477,140	$6.12
Granted	24,170	32.63
Exercised	(297,503)	4.94
Canceled	—	—

Outstanding at June 30, 2007	203,807	$10.99	5.9 years	$3,602

Exercisable at June 30, 2007	187,473	$7.96	5.1 years	$3,881

The total intrinsic value of stock options exercised during the six months ended June 30, 2007 and 2006 were $8.3 million and $6.3 million, respectively. Net cash proceeds from the exercise of stock options were $1.5 million and $1.6 million for the six months ended June 30, 2007 and 2006, respectively. Income tax benefits of $3.2 million and $2.4 million were realized from stock option exercises during the six months ended June 30, 2007 and 2006, respectively. The fair value of options vested during the six months ended June 30, 2007 and 2006 totaled $45 thousand and $132 thousand, respectively.
As of June 30, 2007, approximately $617 thousand of expense, before taxes, with respect to non-vested stock-based awards has yet to be recognized and will be amortized into expense over a weighted-average period of 1.82 years.
(9) Restricted Stock Units and Performance Share Units:
At the Annual Meeting of Shareholders held on April 27, 2007, the shareholders of the Company approved the Olympic Steel 2007 Omnibus Incentive Plan (the Plan). The Plan authorizes the Company to grant stock options, stock appreciation rights, restricted shares, restricted share units, performance shares, and other stock- and cash-based awards to employees and Directors of, and consultants to, the Company and its affiliates. Under the plan, 500,000 shares of Common Stock are available for equity grants.
On May 1, 2007, the Compensation Committee of the Company’s Board of Directors approved the grant of 1,800 restricted stock units (RSU) to each non-employee Director. Subject to the terms of the Plan and the RSU Agreement, the RSUs vest at the end of 2007. The RSUs are not converted into shares of Common Stock until the Board member either resigns or is terminated from the Board of Directors.

12 of 60

On May 1, 2007, the Compensation Committee of the Company’s Board of Directors also granted 32,378 performance-earned restricted stock units (PERSU) to the senior management of the Company. The PERSUs may be earned based on the Company’s performance over a 32-month period, beginning May 1, 2007 and would be converted to shares of Common Stock in 2010, based on the achievement of two separate financial measures: (1) the Company’s EBITDA (50% weighted); and (2) return on invested capital (50% weighted). No shares will be earned unless the threshold amounts for each performance measure are met. Up to 150% of the targeted amount of PERSUs may be earned.
The following table summarizes the activity related to RSUs and PERSUs for the six months ended June 30, 2007:

Number of
Shares
Unvested as of January 1, 2007	—
Granted	41,378
Vested	—
Forfeited	—

Unvested as of June 30, 2007	41,378

Under SFAS No. 123-R, stock compensation expense recognized on RSUs and PERSUs is summarized in the following table:

	For the Three and Six
	Months Ended June 30,
(in thousands, except per share data)	2007	2006
Stock award expense before taxes	$139	$—
Stock award expense after taxes	88	—
Impact per basic share	$0.01	$—
Impact per diluted share	$0.01	$—
All pre-tax charges related to RSUs and PERSUs were included in the caption, “Administrative and General” on the accompanying Consolidated Statement of Operations.

13 of 60

(10) Supplemental Cash Flow Information:
Interest paid during the first six months of 2007 totaled $2.1 million, compared to $290 thousand in the first six months of 2006. Income taxes paid during the first six months of 2007 and 2006 totaled $6.0 million and $10.1 million, respectively.
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

14 of 60

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

15 of 60

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
On May 1, 2006, we acquired the remaining 51% interest in GSP. Prior to May 1, 2006, our 49% interest in GSP was accounted for under the equity method. Since May 1, 2006, the results of GSP have been fully consolidated into our financial statements. In January 2006, we announced plans to close the OLP joint venture in Detroit, Michigan. OLP, which was a processor of laser welded steel blanks for the automotive industry, ceased operations in the first quarter of 2006. Our 50% interest in OLP is accounted for under the equity method.
In June 2006, we acquired all of the outstanding stock of PS&W, a North Carolina-based fabricator of heavy construction equipment components. Since June 2, 2006, the results of PS&W have been fully consolidated into our financial statements.
A collective bargaining agreement covering approximately five Detroit maintenance workers expired July 31, 2007. Employees covered under this agreement continue to operate as a new agreement is negotiated. While we expect to be able to negotiate a new agreement, there can be no assurances that such resolution will occur. Collective bargaining agreements covering our Minneapolis and other Detroit employees expire in 2009 and subsequent years. We have never experienced a work stoppage and we believe that our relationship with employees is good. However, any prolonged work stoppages by our personnel represented by collective bargaining units could have a material adverse impact on our business, financial condition, results of operations, and cash flows.

16 of 60

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

17 of 60

Results of Operations
The following table sets forth certain income statement data for the three and six months ended June 30, 2007 and 2006 (dollars are shown in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2007		2006		2007		2006
		% of net		% of net		% of net		% of net
	$	sales	$	sales	$	sales	$	sales
Net sales	$277,413	100.0%	$256,155	100.0%	$536,818	100.0%	$495,026	100.0%
Gross profit (1)	55,684	20.1%	53,360	20.8%	103,058	19.2%	100,518	20.3%
Operating expenses (2)	39,813	14.4%	37,318	14.6%	77,777	14.5%	71,642	14.5%
Operating income	$15,871	5.7%	$16,042	6.3%	$25,281	4.7%	$28,876	5.8%

(1)	Gross profit is calculated as net sales less the cost of materials sold, exclusive of depreciation.

(2)	Operating expenses are calculated as total costs and expenses less the cost of materials sold.
Tons sold decreased 1.9% to 336 thousand in the second quarter of 2007 from 343 thousand in the second quarter of 2006. Tons sold in the second quarter of 2007 included 297 thousand from direct sales and 39 thousand from toll processing, compared with 288 thousand direct tons and 55 thousand toll tons in the comparable period of last year. Tons sold decreased 4.9% to 648 thousand in the first six months of 2007 from 681 thousand in the first six months of 2006. Tons sold in the first six months of 2007 included 570 thousand direct tons and 78 thousand from toll processing, compared with 570 thousand direct tons and 111 thousand toll tons in the comparable period last year. The decrease in tons sold was primarily attributable to lower sales to other steel service centers and lower toll processing sales to domestic automotive customers. Tons sold in the third quarter of 2007 are expected to be lower than second quarter 2007 levels due to normal seasonal patterns.
Net sales increased 8.3% to $277.4 million in the second quarter of 2007 from $256.2 million in the second quarter of 2006. Net sales increased 8.4% to $536.8 million in the first six months of 2007 from $495.0 million in the first six months of 2006. Average selling prices for the second quarter of 2007 increased 10.4% from last year’s second quarter and decreased 0.9% from the first quarter of 2007.
As a percentage of net sales, gross profit (exclusive of depreciation) decreased to 20.1% in the second quarter of 2007 from 20.8% in the second quarter of 2006. For the first six months of 2007, gross margin decreased to 19.2% from 20.3% in the first six months of 2006. Due to

18 of 60

normal seasonal patterns, a decrease in customer demand could lead to more competition for sales, which could reduce our selling prices and our gross margin levels in the third quarter of 2007.
Operating expenses in the second quarter of 2007 increased 6.7% to $39.8 million from $37.3 million in last year’s second quarter. Operating expenses in the first six months of 2007 increased 8.6% to $77.8 million from $71.6 million during the first six months of 2006. The increase in operating expenses was primarily attributable to the inclusion of PS&W’s operating expenses in 2007 results and the costs associated with the implementation of our new information system, which commenced during the third quarter of 2006. As a percentage of net sales, operating expenses decreased to 14.4% for the second quarter of 2007 from 14.6% in the comparable 2006 period. Operating expenses during both the first six months of 2007 and 2006 were 14.5% of net sales.
During the second quarter of 2006, we recorded a $2 million charge to increase the reserve associated with the closing of OLP. During 2007, all expenses associated with the closing of OLP have been charged against that reserve.
Financing costs totaled $853 thousand for the second quarter of 2007 compared to $345 thousand for the second quarter of 2006. Financing costs totaled $1.9 million for the first six months of 2007, compared to $499 thousand for the first six months of 2006. Our effective borrowing rate, inclusive of deferred financing fees and commitment fees, for the first six months of 2007 was 7.2% compared to 8.8% in the first six months of 2006. Debt levels in 2007 have been higher than 2006 due to higher working capital levels and increased capital expenditures.
For the second quarter of 2007, income before income taxes totaled $15.0 million compared to $13.7 million in the second quarter of 2006. For the first six months of 2007, income before taxes totaled $23.4 million, compared to $26.2 million in the first six months of 2006. An income tax provision of 37.2% was recorded for the first six months of 2007, compared to a provision of 37.7% for the first six months of 2006. We expect the effective tax rate to approximate 37% to 38% for the remainder of 2007. Income taxes paid totaled $6.0 million and $10.1 million for the first six months of 2007 and 2006, respectively.
Net income for the second quarter of 2007 totaled $9.4 million or $.88 per diluted share, compared to net income of $8.4 million or $.79 per diluted share for the second quarter of 2006. Net income for the first six months of 2007 totaled $14.7 million or $1.37 per diluted share,

19 of 60

compared to net income of $16.4 million or $1.54 per diluted share for the first six months of 2006.
Liquidity and Capital Resources
Our principal capital requirements include funding working capital needs, purchasing and upgrading processing equipment and facilities, acquisitions, and paying dividends. We use cash generated from operations, leasing transactions, and our revolving credit facility to fund these requirements.
Working capital at June 30, 2007 totaled $227.6 million, an $11.7 million increase from the end of the prior year. Significant working capital changes included a $34.7 million increase in accounts receivable, partially offset by a $13.7 million decrease in inventories and a $14.8 million increase in accounts payable.
For the six months ended June 30, 2007, we generated $10.1 million of net cash from operations, of which $17.2 million was derived from cash earnings and $7.1 million was used for working capital.
During the first six months of 2007, we spent $5.5 million on capital expenditures. We expect to spend between $15 million and $20 million on capital expenditures in 2007 and we anticipate using our financial position to participate in the consolidation of the service center and fabrication industries. In 2007, we will add a $5.5 million stretcher-leveler cut-to-length line in Minneapolis and we have undertaken a $2.9 million project to expand our Iowa facility by approximately 54,000 square feet in order to meet our customers’ need for high quality sheet product. We have also installed additional laser and plasma cutting equipment in Cleveland, Chicago and Chambersburg to support our growing value-added services. In July 2006, we announced the beginning of a project to implement a new single information system to replace the three systems we currently use. The objective is to standardize and streamline business processes and improve support for our growing service center and fabrication business. The project will require a significant deployment of capital and will require a significant use of management’s time. The total external costs associated with the new information system are expected to approximate $14 million over a three-year phased implementation that began in July 2006.

20 of 60

During the first six months of 2007, in financing activities, we generated $4.7 million from the exercise of stock options, $4.0 million of which was used to repay borrowings under our revolving credit facility.
In July 2007, our Board of Directors approved a regular quarterly dividend of $.04 per share, which is payable on September 17, 2007 to shareholders of record as of September 3, 2007. The September quarterly dividend is $.01 per share higher than in previous quarters. Our Board of Directors previously approved dividends of $.03 per share, which were paid on March 15, 2007 and June 15, 2007. We expect to make regular dividend distributions in the future, subject to the availability of cash and continuing determination by our Board of Directors that the payment of dividends remains in the best interest of our shareholders.
Our secured bank-financing agreement (the Credit Facility) is a revolving credit facility collateralized by our accounts receivable, inventories, and substantially all of our property and equipment. Borrowings are limited to the lesser of a borrowing base, comprised of eligible receivables and inventories or, effective with a July 2007 amendment, $130 million in the aggregate. An April 2007 amendment extended the maturity date of the Credit Facility to December 15, 2010, with annual extensions at the banks’ option.
The Credit Facility requires us to comply with various covenants, the most significant of which include: (i) minimum availability of $10 million, tested monthly, (ii) a minimum fixed charge coverage ratio of 1.25, and a maximum leverage ratio of 1.75, which are tested quarterly, (iii) restrictions on additional indebtedness, and (iv) limitations on dividends, capital expenditures and investments. At June 30, 2007, we had approximately $64 million of availability under our Credit Facility and we were in compliance with our covenants. The Credit Facility also contains an accordion feature which allows us to add up to $25 million of additional revolver capacity in certain circumstances.
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

21 of 60

Forward-Looking Information
This Quarterly Report on Form 10-Q and other documents we file with the SEC contain various forward-looking statements that are based on current expectations, estimates, forecasts and projections about our future performance, business, our beliefs and management’s assumptions. In addition, we, or others on our behalf, may make forward-looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls. Words such as “may,” “will,” “anticipate,” “should,” “intend,” “expect,” “believe,” “estimate,” “project,” “plan,” “potential,” “continue,” as well as the negative of these terms or similar expressions are intended to identify forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks, uncertainties and assumptions including, but not limited to those set forth in Item 1A, Risk Factors, as found in our Annual Report on
Form 10-K for the year ended December 31, 2006 and the following:
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

22 of 60

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
Approximately 9% of our net sales in the first six months of 2007 were directly to automotive manufacturers or manufacturers of automotive components and parts. The automotive industry experiences significant fluctuations in demand based on numerous factors such as general economic conditions and consumer confidence. The automotive industry is also subject, from time to time, to labor work stoppages. The domestic automotive industry, which has experienced a number of bankruptcies, is currently involved in significant restructuring and labor contract negotiations, which has resulted in lower production volumes. Certain customers in this industry represent an increasing credit risk.
Inflation generally affects us by increasing the cost of employee wages and benefits, transportation services, processing equipment, purchased steel, energy and borrowings under our credit facility. General inflation has not had a material effect on our financial results during the past two years; however, we have experienced increased distribution expense as a result of higher fuel costs.

23 of 60

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
Our primary interest rate risk exposure results from variable rate debt. If interest rates in the future were to increase 100 basis points (1.0%) from June 30, 2007 rates and, assuming no change in total debt from June 30, 2007 levels, the additional annual interest expense to us would be approximately $642 thousand. We currently do not hedge our exposure to variable interest rate risk. However, we do have the option to enter into 30- to 180- day fixed base rate EURO loans under the Credit Facility.
Item 4. Controls and Procedures
The evaluation required by Rule 13a-15 of the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Report have been carried out under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. These disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in reports that are filed with or submitted to the SEC is: (i) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures; and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2007, our disclosure controls and procedures were effective.

24 of 60

There were no changes in our internal controls over financial reporting that occurred during the second quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

25 of 60

Part II. OTHER INFORMATION
Items 1, 1A, 2, and 3 of this Part II are either inapplicable or are answered in the negative and are omitted pursuant to the instructions to Part II.
Item 4. Submission of Matters to a Vote of Security Holders
(a)	The Company’s Annual Meeting of Shareholders was held on April 27, 2007.

(b)	At the Annual Meeting, the Company’s shareholders elected Michael D. Siegal, Thomas M. Forman, and James B. Meathe as Directors for a two-year term, which expires at the Annual Meeting of Shareholders in 2009.
The following tabulation represents voting for the Directors:

	For	Withheld Authority
Michael D. Siegal	8,812,643	1,385,480
Thomas M. Forman	8,810,943	1,388,880
James B. Meathe	8,987,366	1,036,034
(c)	At the Annual Meeting, the Company’s shareholders approved the adoption of the Olympic Steel, Inc. 2007 Omnibus Incentive Plan. The holders of 6,993,447 shares of common stock voted to approve the adoption, the holders of 967,757 shares voted against the adoption, the holders of 13,875 shares abstained from voting, and the holders of 2,467,499 shares did not vote.

(d)	At the Annual Meeting, the Company’s shareholders approved the amendment to the Company’s Code of Regulations to allow uncertificated shares in accordance with Nasdaq requirements. The holders of 9,976,987 shares of common stock voted to approve the amendment, the holders of 31,783 shares voted against the amendment, the holders of 12,030 shares abstained, and the holders of 421,778 shares did not vote.

26 of 60

Item 6. Exhibits

Exhibit	Description of Document	Reference
4.16	Amendment No. 14 to Amended and Restated Credit Agreement dated July 18, 2007 by and among the Registrant, five banks and Comerica Bank, as Administrative Agent.	Incorporated by reference to Exhibit 4.16 to Registrant’s Form 8-K filed with the Commission on July 18, 2007.

10.22*	Form of Performance-Earned Restricted Stock Unit (PERS Unit) Agreement for Messrs. Siegal, Wolfort and Marabito.	Filed herewith

10.23*	Form of Performance-Earned Restricted Stock Unit (PERS Unit) Agreement for Mr. Manson and Ms. Potash.	Filed herewith

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

*	This Exhibit is a management contract or compensatory plan or arrangement.

27 of 60

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

OLYMPIC STEEL, INC. (Registrant)
Date: August 8, 2007	By:	/s/ Michael D. Siegal
Michael D. Siegal
Chairman of the Board and Chief Executive Officer

	By:	/s/ Richard T. Marabito
Richard T. Marabito
Chief Financial Officer (Principal Accounting Officer)

28 of 60