Form 10-Q
period 2007-09-30
OLYMPIC STEEL INC
filed 2007-11-07
CIK 917470

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended   September 30, 2007

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
Large accelerated filer   ☐       Accelerated filer   ☑       Non-accelerated filer   ☐
Indicate by check mark whether the registrant is a shell company (as defined Rule 12b-2 of the Exchange Act). Yes  ☐      No  ☑
Indicate the number of shares of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of November 7, 2007

Common stock, without par value	10,727,586

1 of 33

Olympic Steel, Inc.
Index to Form 10-Q

		Page No.
Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets - September 30, 2007 (unaudited) and December 31, 2006 (audited)	3

	Consolidated Statements of Operations - for the three and nine months ended September 30, 2007 and 2006 (unaudited)	4

	Consolidated Statements of Cash Flows - for the nine months ended September 30, 2007 and 2006 (unaudited)	5

	Notes to Consolidated Financial Statements	6-14

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15-23

Item 3.	Qualitative and Quantitative Disclosures About Market Risk	23-24

Item 4.	Controls and Procedures	24-25

Part II.	OTHER INFORMATION

Item 6.	Exhibits	26

SIGNATURES		27

EXHIBITS		28-33
EX-31.1
EX-31.2
EX-32.1
EX-32.2

2 of 33

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
Olympic Steel, Inc.
Consolidated Balance Sheets
(in thousands)

	September 30,	December 31,
	2007	2006
	(unaudited)
Assets

Cash and cash equivalents	$7,160	$5,211
Accounts receivable, net	109,059	85,883
Inventories	172,497	210,738
Prepaid expenses and other	8,328	6,383

Total current assets	297,044	308,215

Property and equipment, at cost	181,982	173,745
Accumulated depreciation	(92,880)	(86,386)

Net property and equipment	89,102	87,359

Goodwill	6,583	6,583
Other long-term assets	6,406	3,163

Total assets	$399,135	$405,320

Liabilities

Accounts payable	$83,746	$75,095
Accrued payroll	8,980	7,698
Other accrued liabilities	10,175	9,547

Total current liabilities	102,901	92,340

Credit facility revolver	25,000	68,328
Other long-term liabilities	8,978	6,664
Deferred income taxes	3,160	3,751

Total liabilities	140,039	171,083

Shareholders’ Equity

Preferred stock	—	—
Common stock	114,271	109,075
Retained earnings	144,825	125,162

Total shareholders’ equity	259,096	234,237

Total liabilities and shareholders’ equity	$399,135	$405,320

The accompanying notes are an integral part of these balance sheets.

3 of 33

Olympic Steel, Inc.
Consolidated Statements of Operations
(in thousands, except per share and tonnage data)

	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(unaudited)		(unaudited)

Tons sold
Direct	271,716	264,092	841,891	833,707
Toll	37,241	49,352	114,780	160,491

	308,957	313,444	956,671	994,198

Net sales	$256,089	$259,917	$792,907	$754,943

Costs and expenses
Cost of materials sold (exclusive of depreciation shown below)	205,706	201,551	639,466	596,059
Warehouse and processing	15,670	16,250	43,617	41,544
Administrative and general	9,893	10,631	31,428	29,678
Distribution	6,594	6,393	19,367	19,594
Selling	3,890	3,009	11,856	10,042
Occupancy	1,483	1,240	4,687	4,203
Depreciation	2,175	2,092	6,527	6,196

Total costs and expenses	245,411	241,166	756,948	707,316

Operating income	10,678	18,751	35,959	47,627

Loss from joint ventures	—	—	—	(137)

Loss from disposition of joint venture	—	—	—	(2,000)

Income before financing costs and income taxes	10,678	18,751	35,959	45,490

Interest and other expense on debt	640	898	2,520	1,397

Income before income taxes	10,038	17,853	33,439	44,093

Income tax provision	4,009	6,918	12,712	16,806

Net income	$6,029	$10,935	$20,727	$27,287

Earnings per share:

Net income per share — basic	$0.56	$1.05	$1.96	$2.63

Weighted average shares outstanding — basic	10,727	10,429	10,595	10,368

Net income per share — diluted	$0.56	$1.03	$1.93	$2.57

Weighted average shares outstanding — diluted	10,821	10,663	10,747	10,629

The accompanying notes are an integral part of these statements.

4 of 33

Olympic Steel, Inc.
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30,
(in thousands)

	2007	2006
	(unaudited)
Cash flows from (used for) operating activities:
Net income	$20,727	$27,287
Adjustments to reconcile net income to net cash from operating activities (net of effects from purchases of GSP and PS&W) -
Depreciation	6,527	6,196
Loss from joint ventures, net of distributions	—	137
Loss from disposition of joint venture	—	2,000
Loss on disposition of property and equipment	29	9
Stock-based compensation	529	120
Other long-term assets	(3,243)	(3,041)
Other long-term liabilities	2,314	2,509
Long-term deferred income taxes	(591)	(1,361)

	26,292	33,856

Changes in working capital:
Accounts receivable	(23,176)	(21,753)
Inventories	38,241	(75,107)
Prepaid expenses and other	(1,945)	(459)
Accounts payable	8,864	6,573
Accrued payroll and other accrued liabilities	1,910	(1,348)

	23,894	(92,094)

Net cash from (used for) operating activities	50,186	(58,238)

Cash flows from (used for) investing activities:
Purchase of GSP interest	—	(100)
Purchase of PS&W	—	(8,965)
Capital expenditures	(8,312)	(9,255)
Proceeds from disposition of property and equipment	13	5

Net cash used for investing activities	(8,299)	(18,315)

Cash flows from (used for) financing activities:
Credit facility revolver borrowings (payments), net	(43,328)	69,745
Change in outstanding checks	(213)	2,100
Repayments of debt	—	(2,264)
Proceeds from exercise of stock options (including tax benefit) and employee stock purchases	4,667	3,989
Dividends paid	(1,064)	(938)

Net cash from (used for) financing activities	(39,938)	72,632

Cash and cash equivalents:
Net change	1,949	(3,921)
Beginning balance	5,211	9,555

Ending balance	$7,160	$5,634

The accompanying notes are an integral part of these statements.

5 of 33

Olympic Steel, Inc.
Notes to Consolidated Financial Statements
September 30, 2007
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
(2) Accounts Receivable:
The Company maintained allowances for doubtful accounts and unissued credits of $2.7 million and $3.3 million at September 30, 2007 and December 31, 2006, respectively. The allowance for doubtful accounts is maintained at a level considered appropriate based on historical experience and specific customer collection issues that have been identified. Estimations are based upon a calculated percentage of accounts receivable, which remains fairly level from year to year, and judgments about the probable effects of economic conditions on certain customers, which can fluctuate significantly from year to year. The Company cannot guarantee that the rate of future credit losses will be similar to past experience. The Company considers all available information when assessing each quarter the adequacy of its allowance for doubtful accounts.

6 of 33

(3) Inventories:
Steel inventories consist of the following:

	September 30,	December 31,
(in thousands)	2007	2006
Unprocessed	$124,011	$159,581
Processed and finished	48,486	51,157

Totals	$172,497	$210,738

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

7 of 33

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
(5) Acquisition of Tinsley Group — PS&W, Inc.:
In order to further expand value-added and fabrication capabilities, on June 2, 2006, the Company purchased all of the outstanding stock of Tinsley Group — PS&W, Inc. (PS&W) for a final purchase price of $9.0 million, which included $6.6 million of goodwill. The results of PS&W have been fully consolidated in the Company’s financial results since June 2, 2006.
PS&W is a full service fabricating company located in North Carolina that utilizes burning, forming, machining, welding and painting to produce a wide variety of fabrications for large original equipment manufacturers of heavy construction equipment.
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

8 of 33

The Credit Facility requires the Company to comply with various covenants, the most significant of which include: (i) minimum availability of $10 million, tested monthly, (ii) a minimum fixed charge coverage ratio of 1.25, and a maximum leverage ratio of 1.75, which are tested quarterly, (iii) restrictions on additional indebtedness, and (iv) limitations on dividends, capital expenditures and investments. At September 30, 2007, the Company had approximately $101 million of availability under the Credit Facility and the Company was in compliance with its covenants. The Credit Facility also contains an accordion feature which allows the Company to add up to $25 million of additional revolver capacity in certain circumstances.
Outstanding checks are included as part of Accounts Payable on the accompanying Consolidated Balance Sheets and such checks totaled $16.7 million as of September 30, 2007 and $16.9 million as of December 31, 2006.
(7) Shares Outstanding and Earnings Per Share:
Earnings per share have been calculated based on the weighted average number of shares outstanding as set forth below:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(in thousands, except per share data)	2007	2006	2007	2006
Weighted average shares outstanding	10,727	10,429	10,595	10,368
Assumed exercise of stock options and issuance of stock awards	94	234	152	261

Weighted average diluted shares	10,821	10,663	10,747	10,629

Net income	$6,029	$10,935	$20,727	$27,287
Basic earnings per share	$0.56	$1.05	$1.96	$2.63

Diluted earnings per share	$0.56	$1.03	$1.93	$2.57

(8) Stock Options:
In January 1994, the Olympic Steel, Inc. Stock Option Plan (Option Plan) was adopted by the Board of Directors and approved by the shareholders of the Company. Pursuant to the provisions of the Option Plan, key employees of the Company, non-employee directors and

9 of 33

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
The Option Plan terminates on January 5, 2009. Termination of the Option Plan will not affect outstanding options. As of September 30, 2007, there were no remaining shares of Common Stock available for grant under the Option Plan.
On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123-R, Share-Based Payment (SFAS No. 123-R), and elected to use the modified prospective transition method. The modified prospective transition method requires that compensation cost be recognized in the financial statements for all awards granted after the date of adoption as well as for existing awards for which the requisite service has not been rendered as of the date of the adoption. The modified prospective transition does not require prior periods to be restated. Prior to the adoption of SFAS No. 123-R, the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The Company has elected to use the “short-cut method” to calculate the historical pool of windfall tax benefits upon adoption of SFAS No. 123-R. The election to use the “short-cut method” had no effect on the Company’s financial statements.
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

10 of 33

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(in thousands, except per share data)	2007	2006	2007	2006
Stock option expense before taxes	$53	$8	$97	$120
Stock option expense after taxes	33	5	60	74
Impact per basic share	$—	$—	$0.01	$0.01
Impact per diluted share	$—	$—	$0.01	$0.01
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
The following table summarizes stock-based award activity during the nine months ended September 30, 2007:

11 of 33

			Weighted	Aggregate
	Number of	Weighted Average	Average Remaining	Intrinsic Value
	Shares	Exercise Price	Contractual Term	(in thousands)
Outstanding at December 31, 2006	477,140	$6.12
Granted	24,170	32.63
Exercised	(297,503)	4.94
Canceled	—	—

Outstanding at September 30, 2007	203,807	$10.99	5.7 years	$3,429

Exercisable at September 30, 2007	171,637	$7.98	5.0 years	$3,293

The total intrinsic value of stock options exercised during the nine months ended September 30, 2007 and 2006 were $8.4 million and $6.3 million, respectively. Net cash proceeds from the exercise of stock options were $1.5 million and $1.6 million for the nine months ended September 30, 2007 and 2006, respectively. Income tax benefits of $3.2 million and $2.4 million were realized from stock option exercises during the nine months ended September 30, 2007 and 2006, respectively. The fair value of options vested during the nine months ended September 30, 2007 and 2006 totaled $97 thousand and $139 thousand, respectively.
As of September 30, 2007, approximately $534 thousand of expense, before taxes, with respect to non-vested stock-based awards has yet to be recognized and will be amortized into expense over a weighted-average period of 1.77 years.
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

12 of 33

On May 1, 2007, the Compensation Committee of the Company’s Board of Directors also granted 32,378 performance-earned restricted stock units (PERSU) to the senior management of the Company. The PERSUs may be earned based on the Company’s performance over a 32-month period, beginning May 1, 2007, and would be converted to shares of Common Stock in 2010, based on the achievement of two separate financial measures: (1) the Company’s EBITDA (50% weighted); and (2) return on invested capital (50% weighted). No shares will be earned unless the threshold amounts for the performance measures are met. Up to 150% of the targeted amount of PERSUs may be earned.
The following table summarizes the activity related to RSUs and PERSUs for the nine months ended September 30, 2007:

Number of
Shares
Unvested as of January 1, 2007	—
Granted	41,378
Vested	—
Forfeited	—

Unvested as of September 30, 2007	41,378

Under SFAS No. 123-R, stock compensation expense recognized on RSUs and PERSUs is summarized in the following table:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(in thousands, except per share data)	2007	2006	2007	2006
Stock award expense before taxes	$292	$—	$431	$—
Stock award expense after taxes	179	—	267	—
Impact per basic share	$0.02	$—	$0.03	$—
Impact per diluted share	$0.02	$—	$0.03	$—
All pre-tax charges related to RSUs and PERSUs were included in the caption, “Administrative and General” on the accompanying Consolidated Statement of Operations.

13 of 33

(10) Supplemental Cash Flow Information:
Interest paid during the first nine months of 2007 totaled $3.0 million, compared to $1.1 million in the first nine months of 2006. Income taxes paid during the first nine months of 2007 and 2006 totaled $9.1 million and $17.2 million, respectively.
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

14 of 33

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
Overview
We are a leading U.S. steel service center with over 50 years of experience. Our primary focus is on the direct sale and distribution of large volumes of processed carbon, coated and stainless flat-rolled sheet, coil and plate products. We act as an intermediary between steel producers and manufacturers that require processed steel for their operations. We serve customers in most carbon steel consuming industries, including manufacturers and fabricators of transportation and material handling equipment, automobiles, construction and farm machinery, storage tanks, environmental and energy generation, and electrical equipment, as well as general and plate fabricators, and steel service centers. We distribute our products primarily through a direct sales force.
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

15 of 33

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
On May 1, 2006, we acquired the remaining 51% interest in our GSP joint venture. Prior to May 1, 2006, our 49% interest in GSP was accounted for under the equity method. Since May 1, 2006, the results of GSP have been fully consolidated into our financial statements. In January 2006, we announced plans to close the OLP joint venture in Detroit, Michigan. OLP, which was a processor of laser welded steel blanks for the automotive industry, ceased operations in the first quarter of 2006. Our 50% interest in OLP is accounted for under the equity method.
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

16 of 33

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

17 of 33

Results of Operations
The following table sets forth certain income statement data for the three and nine months ended September 30, 2007 and 2006 (dollars are shown in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2007		2006		2007		2006
		% of net		% of net		% of net		% of net
	$	sales	$	sales	$	sales	$	sales
Net sales	$256,089	100.0%	$259,917	100.0%	$792,907	100.0%	$754,943	100.0%

Gross profit (1)	50,383	19.7%	58,366	22.5%	153,441	19.4%	158,884	21.0%

Operating expenses(2)	39,705	15.5%	39,615	15.2%	117,482	14.8%	111,257	14.7%

Operating income	$10,678	4.2%	$18,751	7.2%	$35,959	4.5%	$47,627	6.3%
(1)	Gross profit is calculated as net sales less the cost of materials sold, exclusive of depreciation.

(2)	Operating expenses are calculated as total costs and expenses less the cost of materials sold.
Tons sold decreased 1.4% to 309 thousand in the third quarter of 2007 from 313 thousand in the third quarter of 2006. Tons sold in the third quarter of 2007 included 272 thousand from direct sales and 37 thousand from toll processing, compared with 264 thousand direct tons and 49 thousand toll tons in the comparable period of last year. Tons sold decreased 3.8% to 957 thousand in the first nine months of 2007 from 994 thousand in the first nine months of 2006. Tons sold in the first nine months of 2007 included 842 thousand direct tons and 115 thousand from toll processing, compared with 834 thousand direct tons and 160 thousand toll tons in the comparable period last year. The decrease in tons sold was primarily attributable to lower toll processing sales to domestic automotive customers. Tons sold in the fourth quarter of 2007 are expected to be lower than third quarter 2007 levels due to normal seasonal patterns.
Net sales decreased 1.5% to $256.1 million in the third quarter of 2007 from $259.9 million in the third quarter of 2006. Net sales increased 5.0% to $792.9 million in the first nine months of 2007 from $754.9 million in the first nine months of 2006. Total average selling prices for the third quarter of 2007 remained flat with last year’s third quarter and with the second quarter of 2007. Higher sales in 2007 is attributable to a higher mix of year-to-date direct tons sold than tolling tons sold.
As a percentage of net sales, gross profit (exclusive of depreciation) decreased to 19.7% in the third quarter of 2007 from 22.5% in the third quarter of 2006. For the first nine months of 2007, gross margin decreased to 19.4% from 21.0% in the first nine months of 2006. Due to normal

18 of 33

seasonal patterns, a decrease in customer demand could lead to more competition for sales, which could reduce our selling prices and our gross margin levels in the fourth quarter of 2007.
Operating expenses in the third quarter of 2007 remained flat with last year’s third quarter. Operating expenses in the first nine months of 2007 increased 5.6% to $117.5 million from $111.3 million during the first nine months of 2006. The increase in operating expenses was primarily attributable to the inclusion of PS&W’s operating expenses in 2007 results and the costs associated with the implementation of our new information system, which commenced during the third quarter of 2006. As a percentage of net sales, operating expenses increased to 15.5% for the third quarter of 2007 from 15.2% in the comparable 2006 period. Operating expenses during the first nine months of 2007 increased to 14.8% from 14.7% in the comparable 2006 period.
Financing costs totaled $640 thousand for the third quarter of 2007 compared to $898 thousand for the third quarter of 2006. Financing costs totaled $2.5 million for the first nine months of 2007, compared to $1.4 million for the first nine months of 2006. Our effective borrowing rate, inclusive of deferred financing fees and commitment fees, for the first nine months of 2007 was 7.3% compared to 7.8% in the first nine months of 2006. We expect our borrowing costs to decrease in the fourth quarter of 2007 due to lower market interest rates and lower outstanding borrowings.
For the third quarter of 2007, income before income taxes totaled $10.0 million compared to $17.9 million in the third quarter of 2006. For the first nine months of 2007, income before taxes totaled $33.4 million, compared to $44.1 million in the first nine months of 2006. An income tax provision of 38.0% was recorded for the first nine months of 2007, compared to a provision of 38.1% for the first nine months of 2006. We expect the effective tax rate to approximate 38% for the remainder of 2007. Income taxes paid totaled $9.1 million and $17.2 million for the first nine months of 2007 and 2006, respectively.
Net income for the third quarter of 2007 totaled $6.0 million or $.56 per diluted share, compared to net income of $10.9 million or $1.03 per diluted share for the third quarter of 2006. Net income for the first nine months of 2007 totaled $20.7 million or $1.93 per diluted share, compared to net income of $27.3 million or $2.57 per diluted share for the first nine months of 2006.

19 of 33

Liquidity and Capital Resources
Our principal capital requirements include funding working capital needs, purchasing and upgrading processing equipment and facilities, acquisitions, and paying dividends. We use cash generated from operations, leasing transactions, and our revolving credit facility to fund these requirements.
Working capital at September 30, 2007 totaled $194.1 million, a $21.8 million decrease from the end of the prior year. Significant working capital changes included a $38.2 million decrease in inventories and an $8.7 million increase in accounts payable (including outstanding checks), partially offset by a $23.2 million increase in accounts receivable. Historically, accounts receivable levels have been lowest at the end of each calendar year, due to normal seasonal patterns.
For the nine months ended September 30, 2007, we generated $50.2 million of net cash from operations, of which $26.3 million was derived from cash earnings and $23.9 million was generated from working capital.
During the first nine months of 2007, we spent $8.3 million on capital expenditures. We have completed a $2.9 million project to expand our Iowa facility by approximately 54,000 square feet in order to meet our customers’ need for high quality sheet product. We have also installed additional laser and plasma cutting equipment and machining centers in Cleveland, Chicago and Chambersburg to support our growing value-added services. Due to the risk of technological obsolescence, it has been our policy to lease new laser cutting equipment. In early 2008, a $5.5 million stretcher-leveler cut-to-length line in Minneapolis will become operational. In July 2006, we announced the beginning of a project to implement a new single information system to replace the three systems we currently use. The objective is to standardize and streamline business processes and improve support for our growing service center and fabrication business. The project will require a significant deployment of capital and will require a significant use of management’s time. The total external costs associated with the new information system are expected to approximate $14 million over a three-year phased implementation that began in July 2006. We expect to increase our capital spending in 2008 to further support our value-added strategies in both existing and new facilities.

20 of 33

During the first nine months of 2007, we used $39.9 million for financing activities, which primarily consisted of $43.3 million revolver borrowing repayments, partially offset by $4.7 million of proceeds from the exercise of stock options.
In October 2007, our Board of Directors approved a regular quarterly dividend of $.04 per share, which is payable on December 17, 2007 to shareholders of record as of December 3, 2007. Our Board of Directors previously approved dividends of $.03 per share, which were paid on March 15, 2007 and June 15, 2007 and $.04 per share paid on September 17, 2007. We expect to make regular dividend distributions in the future, subject to the availability of cash and continuing determination by our Board of Directors that the payment of dividends remains in the best interest of our shareholders.
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
The Credit Facility requires us to comply with various covenants, the most significant of which include: (i) minimum availability of $10 million, tested monthly, (ii) a minimum fixed charge coverage ratio of 1.25, and a maximum leverage ratio of 1.75, which are tested quarterly, (iii) restrictions on additional indebtedness, and (iv) limitations on dividends, capital expenditures and investments. At September 30, 2007, we had approximately $101 million of availability under our Credit Facility and we were in compliance with our covenants. The Credit Facility also contains an accordion feature which allows us to add up to $25 million of additional revolver capacity in certain circumstances.
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

21 of 33

Forward-Looking Information
This Quarterly Report on Form 10-Q and other documents we file with the SEC contain various forward-looking statements that are based on current expectations, estimates, forecasts and projections about our future performance, business, our beliefs and management’s assumptions. In addition, we, or others on our behalf, may make forward-looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, conferences, webcasts, phone calls and conference calls. Words such as “may,” “will,” “anticipate,” “should,” “intend,” “expect,” “believe,” “estimate,” “project,” “plan,” “potential,” “continue,” as well as the negative of these terms or similar expressions are intended to identify forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks, uncertainties and assumptions including, but not limited to those set forth in Item 1A, Risk Factors, as found in our Annual Report on Form 10-K for the year ended December 31, 2006 and the following:
•	general and global business, economic and political conditions;

•	competitive factors such as availability and pricing of steel, industry inventory levels and rapid fluctuations in customer demand and pricing;

•	the cyclicality and volatility within the steel industry;

•	the ability of customers (especially in the domestic automotive industry) to maintain their credit availability;

•	customer, supplier, and competitor consolidation, bankruptcy or insolvency;

•	layoffs or work stoppages by our own or our suppliers’ or customers’ personnel;

•	the availability and costs of transportation and logistical services;

•	equipment malfunctions or installation delays;

•	the amounts and successes of our capital investments;

•	the successes of our strategic efforts and initiatives to increase sales volumes, maintain cash turnover, maintain or improve inventory turns and reduce costs;

•	the adequacy of our information technology and business system software;

•	the successful implementation of our new information system;

•	the timing and outcome of OLP’s efforts and ability to liquidate its remaining real estate; and

•	our ability to pay regular quarterly cash dividends.

22 of 33

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
Item 3. Qualitative and Quantitative Disclosures About Market Risk
During the past several years, the base price of carbon and stainless flat-rolled steel has fluctuated significantly. Declining prices could reduce our gross profit margin percentages to levels that are lower than our historical levels. Higher levels of inventory held by us, other steel service centers, or end-use customers could cause competitive pressures which could also reduce gross margins. Higher raw material costs for steel producers could cause the price of steel to increase. While we have generally been successful in the past in passing on producers’ price increases and surcharges to our customers, there is no guarantee that we will be able to pass on price increases to our customers in the future.
Approximately 8.5% of our net sales in the first nine months of 2007 were directly to automotive manufacturers or manufacturers of automotive components and parts. The automotive industry experiences significant fluctuations in demand based on numerous factors such as general economic conditions and consumer confidence. The automotive industry is also subject, from time to time, to labor work stoppages. The domestic automotive industry, which has experienced a number of bankruptcies, is currently involved in significant restructuring and labor contract negotiations, which has resulted in lower production volumes. Certain customers in this industry represent an increasing credit risk.
Inflation generally affects us by increasing the cost of employee wages and benefits, transportation services, processing equipment, purchased steel, energy and borrowings under our credit facility. General inflation has not had a material effect on our financial results during the past two years; however, we have experienced increased distribution expense as a result of higher fuel costs.

23 of 33

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
Our primary interest rate risk exposure results from variable rate debt. If interest rates in the future were to increase 100 basis points (1.0%) from September 30, 2007 rates and, assuming no change in total debt from September 30, 2007 levels, the additional annual interest expense to us would be approximately $250 thousand. We currently do not hedge our exposure to variable interest rate risk. However, we do have the option to enter into 30- to 180- day fixed base rate EURO loans under the Credit Facility.
Item 4. Controls and Procedures
The evaluation required by Rule 13a-15 of the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Report have been carried out under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. These disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in reports that are filed with or submitted to the SEC is: (i) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures; and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2007, our disclosure controls and procedures were effective.

24 of 33

There were no changes in our internal controls over financial reporting that occurred during the third quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

25 of 33

Part II. OTHER INFORMATION
Items 1, 1A, 2, 3, 4 and 5 of this Part II are either inapplicable or are answered in the negative and are omitted pursuant to the instructions to Part II.
Item 6. Exhibits

Exhibit	Description of Document	Reference

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

26 of 33

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

OLYMPIC STEEL, INC.
(Registrant)

Date: November 7, 2007	By:	/s/ Michael D. Siegal

Michael D. Siegal Chairman of the Board and Chief Executive Officer

	By:	/s/ Richard T. Marabito

Richard T. Marabito Chief Financial Officer (Principal Accounting Officer)

27 of 33