Form 10-K
period 2007-12-31
OLYMPIC STEEL INC
filed 2008-03-14
CIK 917470

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Year Ended December 31, 2007
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

As of June 30, 2007, the aggregate market value of voting stock held by nonaffiliates of the registrant based on the closing price at which such stock was sold on the Nasdaq Global Market on such date approximated $255,068,383. The number of shares of Common Stock outstanding as of March 14, 2008 was 10,845,077.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days of the close of its fiscal year ended December 31, 2007, portions of which document shall be deemed to be incorporated by reference in Part III of this Annual Report on Form 10-K from the date such document is filed.

PART I

ITEM 1.	BUSINESS

The Company

We are a leading U.S. steel service center with over 53 years of experience. Our primary focus is on the direct sale and distribution of large volumes of processed carbon, coated and stainless flat-rolled sheet, coil and plate steel products. We operate as an intermediary between steel producers and manufacturers that require processed steel for their operations. We provide services and functions that form an integral component of our customers’ supply chain management, reducing inventory levels and increasing efficiency, thereby lowering their overall cost of production. Our processing services include both traditional service center processes of cutting-to-length, slitting, and shearing and higher value-added processes of blanking, tempering, plate burning, precision machining, welding, fabrication and painting of steel parts.

We operate as a single business segment with 15 strategically-located processing and distribution facilities in Connecticut, Georgia, Illinois, Iowa, Michigan, Minnesota, North Carolina, Ohio and Pennsylvania. This broad geographic footprint allows us to focus on regional customers and larger national and multi-location accounts, primarily located throughout the midwestern, eastern and southern United States. In June 2006, we acquired Tinsley Group-PS&W, Inc. (PS&W), a full service fabricating company, which operates two plants in North Carolina that utilizes boring, forming, machining, welding, and painting equipment to produce a wide variety of fabrications for large original equipment manufacturers of heavy construction equipment. During 2006, we closed the Olympic Laser Processing (OLP) joint venture near Detroit, Michigan, and OLP liquidated its assets, other than real estate. In May 2006, we acquired the remaining 51% interest in G.S.P., LLC (“GSP”), a venture in the Detroit area that primarily serviced the automotive market, and we subsequently sold all of GSP’s assets in December 2007, ceasing its operations.

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

End product manufacturers and other steel users have increasingly sought to purchase steel on shorter lead times and with more frequent and reliable deliveries than can normally be provided by steel producers. Steel service centers generally have lower labor costs than steel producers and consequently process steel on a more cost-effective basis. In addition, due to this lower cost structure, steel service centers are able to handle orders in quantities smaller than would be economical for steel producers. The benefits to customers purchasing products from steel service centers include lower inventory levels, lower overall cost of raw materials, more timely response and decreased manufacturing time and expense. Customers also benefit from a lower investment in buildings and equipment, which allows them to focus on the engineering and marketing of their products. We believe that the increasing prevalence of just-in-time delivery requirements has made the value-added inventory, processing and delivery functions performed by steel service centers increasingly important.

Corporate History

Our company was founded in 1954 by the Siegal family as a general steel service center. Michael Siegal, the son of one of the founders, began his career with us in the early 1970s and has served as our Chief Executive Officer since 1984, and as our Chairman of the Board of Directors since 1994. David Wolfort, our President and Chief Operating Officer, joined us as General Manager in 1984. In the late 1980s, our business strategy changed from a focus on warehousing and distributing steel from a single facility with no major processing equipment to a focus on growth, geographic and customer diversity and value-added processing. An integral part of our growth has been the acquisition and start-up of several processing and sales operations, and the investment in processing equipment. In 1994, we completed an initial public offering and, in 1996, we completed a follow-on offering of our common stock.

Business Strategy and Objectives

We believe that the steel service center and processing industry is driven by four primary trends: (i) increased outsourcing of manufacturing processes by domestic original equipment manufacturers; (ii) shift by customers to fewer and larger suppliers; (iii) increased customer demand for higher quality products and services; and (iv) consolidation and globalization of steel industry participants.

In recognition of these industry dynamics, our focus has been on achieving profitable growth through the start-up, acquisition, and participation in service centers, processors, fabricators and related businesses, and investments in higher value-added processing equipment and services, while continuing our commitment to expanding and improving our sales and servicing efforts.

We have focused on specific operating objectives including: (i) investing in value-added and automation equipment; (ii) controlling operating expenses in relation to sales and gross margins; (iii) maintaining inventory turnover at approximately five times per year; (iv) maintaining targeted cash turnover rates; (v) investing in business information systems; (vi) improving safety awareness; and (vii) improving on-time delivery and quality performance for our customers.

These operating objectives are supported by:

•	Our “flawless execution” program (Fe), which is an internal program that empowers and recognizes employees to achieve profitable growth by delivering superior customer service and exceeding customer expectations.

•	A set of core values, which is communicated, practiced, and measured throughout the company.

•	On-going business process enhancements and redesigns to improve efficiencies and reduce costs.

•	Continued evolution of information systems and key metric reporting to focus managers on achieving the specific operating objectives mentioned above.

•	Alignment of compensation with achievement of the operating objectives described above.

We believe our depth of management, facilities, locations, processing capabilities, focus on safety, quality and customer service, extensive and experienced sales force, and the strength of our customer and supplier relationships provide a strong foundation for implementation of our strategy and achievement of our objectives. Certain elements of our strategy are set forth in more detail below.

Investment In Value-Added Processing Equipment.  We have invested in processing and automation equipment to support customer demand and to respond to the growing trend among capital equipment manufacturers (our customers) to outsource non-core production processes, such as plate processing, machining, welding, and fabrication, and to concentrate on engineering, design and assembly. When the results of sales and marketing efforts indicate that there is sufficient customer demand for a particular product or service, we will purchase equipment to satisfy that demand. We also evaluate our existing equipment to ensure that it remains productive, and we upgrade, replace, redeploy or dispose of equipment when necessary.

Investments in automated welding lines, paint lines, precision machining equipment, blankers, plate processing equipment and two customized temper mills with heavy gauge cut-to-length capabilities have allowed us to further increase our higher value-added processing services. In 2007, we expanded our Iowa facility by approximately 54,000 square feet in order to meet our customers’ need for high quality sheet product. We also installed additional laser and plasma cutting equipment and machining centers in Cleveland, Chicago, Chambersburg, Georgia and PS&W to support our growing value-added services. During 2006, we added six laser processing lines at various locations and we added 150,000 square feet to our Chambersburg fabrication business. As part of our continuous evaluation of non-productive equipment, new equipment has often replaced multiple pieces of older, less efficient equipment.

Sales And Marketing.  We believe that our commitment to quality, service, just-in-time delivery and field sales personnel has enabled us to build and maintain strong customer relationships. We continuously analyze our customer base to ensure that strategic customers are properly targeted and serviced, while focusing our efforts to supply and service our larger customers on a national account basis, where we successfully service multi-location customers from multi-location Olympic facilities. In addition, we offer business solutions to our customers through value-added and value-engineered services. We also provide inventory stocking programs and in-plant employees located at certain customer locations to help reduce customers’ costs. During 2007, we expanded our owned truck fleet to further enhance our just-in-time deliveries based on our customers’ requirements.

Our Fe program is a commitment to provide superior customer service while striving to exceed customer expectations. This program includes tracking actual on-time delivery and quality performance against objectives, and recognition of initiatives to improve efficiencies and streamline processes at each operation.

We believe our sales force is among the largest and most experienced in the industry. The sales force makes direct daily sales calls to customers throughout the continental United States. The continuous interaction between our sales force and active and prospective customers provides us with valuable market information and sales opportunities, including opportunities for outsourcing, improving customer service and increased sales.

Our sales efforts are further supported by metallurgical engineers, technical service personnel and product specialists who have specific expertise in carbon and stainless steel, alloy plate and steel fabrication. Our e-commerce initiatives include extranet pages for specific customers and are integrated with our internal business systems to provide cost efficiencies for both us and our customers.

Acquisitions.  In June 2006, we acquired PS&W to further expand our fabrication capabilities. We believe the service center industry will experience further consolidation, and we will actively consider participation in such consolidation.

Management.  We believe one of our strengths is the depth of our management. In addition to our executive officers, members of our senior management team have a diversity of backgrounds within the steel industry, including management positions at steel producers and other steel service centers. They average 25 years of experience in the steel industry and 13 years with our company.

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

Our services include both traditional service center processes of cutting-to-length, slitting and shearing and higher value-added processes of blanking, tempering, plate burning, precision machining, welding, fabricating and painting to process steel to specified lengths, widths and shapes pursuant to specific customer orders. Cutting-to-length involves cutting steel along the width of the coil. Slitting involves cutting steel to specified widths along the length of the coil. Shearing is the process of cutting sheet steel. Blanking cuts the steel into specific shapes with close tolerances. Tempering improves the uniformity of the thickness and flatness of the steel through a cold rolling process. Plate burning is the process of cutting steel into specific shapes and sizes. Our machining activities include drilling, bending, milling, tapping, boring and sawing. Our fabrication activities include additional machining, welding, assembly and painting of component parts.

The following table sets forth, as of December 31, 2007, the major pieces of processing equipment by geographic region:

	(a)	(b)	(c)
	Eastern	Central	Automotive
Processing Equipment	Region	Region	Region	Total

Cutting-to-length	8	5	2	15
Blanking			4	4
Tempering (d)	3	1		4
Plate processing	24	22		46
Slitting	4	2	2	8
Shearing	1	5		6
Machining	30	1		31
Painting	2			2
Shot blasting/grinding	3	2		5

Total	75	38	8	121

(a)	Consists of ten facilities located in Ohio, Connecticut, Pennsylvania, Georgia and North Carolina.

(b)	Consists of four facilities located in Illinois, Minnesota and Iowa.

(c)	Consists of our Detroit, Michigan facility, primarily serving the automotive industry.

(d)	In addition to the temper mills located in Ohio and Iowa, tempering includes press brake equipment.

Our quality assurance system establishes controls and procedures covering all aspects of our products from the time the material is ordered through receipt, processing and shipment to the customer. These controls and procedures encompass periodic supplier audits, meetings with customers, inspection criteria, traceability and certification. In addition, all of our facilities have earned ISO 9001:2000 certifications. The Detroit operation has earned Ford’s Q-1 quality rating and is also ISO 14001 and TS-16949 certified. We are currently undertaking an initiative to achieve company-wide ISO 14001 certification. We have a quality testing lab adjacent to our temper mill facility in Cleveland.

Customers and Distribution

We have a diverse customer and geographic base, which helps to reduce the inherent risk and cyclicality of our business. Net sales to our top three customers, in the aggregate, approximated 13% and 21% of our net sales in 2007 and 2006, respectively. We serve customers in most carbon steel consuming industries, including manufacturers and fabricators of transportation and material handling equipment, construction and farm machinery, storage tanks, environmental and energy generation equipment, automobiles, food service and electrical equipment, military vehicles and equipment, as well as general and plate fabricators, and steel service centers. Sales to the three largest U.S. automobile manufacturers and their suppliers, made principally by our Detroit operation, and sales to other steel service centers accounted for approximately 8.5% and 9%, respectively, of our net sales in 2007, and 9% and 8% of our net sales in 2006.

While we ship products throughout the United States, most of our customers are located in the midwestern, eastern and southern regions of the United States. Most domestic customers are located within a 250-mile radius of one of our processing facilities, thus enabling an efficient delivery system capable of handling a high frequency of short lead-time orders. We primarily transport most of our products directly to customers via third-party trucking firms. However, we expanded our owned truck fleet to further enhance our just-in-time deliveries, based on our customers’ requirements. Products sold to foreign customers, which have been immaterial to our consolidated results, are shipped either directly from the steel producers to the customer or to an intermediate processor, and then to the customer by rail, truck or ocean carrier.

We process our steel to specific customer orders as well as for stocking programs. Many of our larger customers commit to purchase on a regular basis at agreed upon prices for periods ranging from three to twelve months. To help mitigate price volatility risks, these fixed price commitments are generally matched with corresponding supply arrangements. Customers notify us of specific release dates as the processed products are required. Customers typically notify us of release dates anywhere from a just-in-time basis up to three weeks before the release date. Therefore, we are required to carry sufficient inventory to meet the short lead time and just-in-time delivery requirements of our customers.

Many of our products are sold to customers in industries that experience significant fluctuations in demand due to economic conditions, energy prices, seasonality, consumer demand and other factors beyond our control. Approximately 8.5% and 9% of our net sales in 2007 and 2006, respectively, were directly to automotive manufacturers or manufacturers of automotive components and parts. Due to the concentration of customers in this industry, our gross margins on these sales are generally less than our margins on sales to other industries. Further pressure by the automotive manufacturers to reduce their costs could result in even lower margins. Any decrease in demand within one or more of the industries we serve, including the current depressed environment in the domestic auto industry, as well as the current slowdown in light construction-related industries, may be significant and may last for a lengthy period of time. Customers in affected industries, particularly the domestic auto industry, also represent an increasing credit and bankruptcy risk, which could cause decreased sales or cause us to recognize additional bad debt expense.

Raw Materials

Our principal raw material is flat rolled carbon, coated and stainless steel that we typically purchase from multiple primary steel producers. The steel industry as a whole is cyclical and at times pricing and availability of steel can be volatile due to numerous factors beyond our control, including general domestic and international economic conditions, labor costs, sales levels, competition, consolidation of steel producers, fluctuations in the costs of raw materials necessary to produce steel, import duties and tariffs and currency exchange rates. This volatility can significantly affect the availability and cost of raw materials for us.

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

Recently, the steel producing supply base has experienced significant consolidation with the three largest domestic producers, ArcelorMittal, Nucor and US Steel, accounting for a majority of the domestic steel market. Collectively, we purchased approximately 38% and 46% of our total steel requirements from these three suppliers in 2007 and 2006, respectively. Although we have no long-term supply commitments, we believe we have good relationships with each of our steel suppliers. If, in the future, we are unable to obtain sufficient amounts of steel on a timely basis, we may not be able to obtain steel from alternate sources at competitive prices. In addition, interruptions or reductions in our supply of steel could make it difficult to satisfy our customers’ just-in-time delivery requirements, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Management Information Systems

Information systems are an important component of our strategy. We have invested in technologies and human resources required in this area and expect to make substantial further investments in the future. We currently maintain four separate computer-based systems in the operation of our business and we depend on these systems to a significant degree, particularly for inventory management.

Our information systems focus on the following core application areas:

Inventory Management.  Our information systems track the status of inventories by location on a daily basis. This information is essential in allowing us to closely monitor and manage our inventory.

Differentiated Services To Customers.  Our information systems allow us to provide value-added services to customers, including quality control and on-time delivery monitoring and reporting, just-in-time inventory management and shipping services, and EDI communications.

Internal Communications.  We believe that our ability to quickly and efficiently share information across our operations is critical to our success. We have invested in various communications, data warehouses and workgroup technologies, which enable managers and employees to remain effective and responsive.

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

We are currently developing an enterprise-wide system alternative to replace our legacy operating systems. The objective is to standardize and streamline business processes and improve support for our growing service center and fabrication business. The project plan, which began in July 2006, is for a phased-implementation over the next two years with estimated external costs approximating $15 million.

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

Employees

At December 31, 2007, we employed approximately 1,170 people, of which approximately 200 of the hourly plant personnel at our Minneapolis and Detroit facilities are represented by four separate collective bargaining units.

A collective bargaining agreement covering approximately five Detroit maintenance workers expired on July 31, 2007. Employees covered under this agreement continue to operate as a new agreement is negotiated. While we expect to be able to negotiate a new agreement, there can be no assurances that such resolution will occur. Collective bargaining agreements covering Minneapolis and other Detroit employees expire in 2009 and subsequent years. We have never experienced a work stoppage and we believe that our relationship with employees is good. However, any prolonged work stoppages by our personnel represented by collective bargaining units could have a material adverse impact on our business, financial condition, results of operations and cash flows.

Service Marks, Trade Names and Patents

We conduct our business under the name “Olympic Steel.” A provision of federal law grants exclusive rights to the word “Olympic” to the U.S. Olympic Committee. The U.S. Supreme Court has recognized, however, that certain users may be able to continue to use the word based on long-term and continuous use. We have used the name Olympic Steel since 1954, but are prevented from registering the name “Olympic” and from being qualified to do business as a foreign corporation under that name in certain states. In such states, we have registered under different names, including “Oly Steel” and “Olympia Steel.” Our wholly-owned subsidiary, Olympic Steel Lafayette, Inc., does business in certain states under the names “Olympic Steel Detroit,” “Lafayette Steel and Processing” and “Lafayette Steel.” Our operation in Georgia does business under the name “Southeastern Metal Processing” and PS&W conducts business under the name “Olympic Steel North Carolina.”

We also hold a trademark for our stainless steel sheet and plate product “OLY-FLATBRITE”, which has a unique combination of surface finish and flatness.

Government Regulation

Our operations are governed by many laws and regulations, including those relating to workplace safety and worker health, principally the Occupational Safety and Health Act and regulations thereunder. We believe that we are in material compliance with these laws and regulations and do not believe that future compliance with such laws and regulations will have a material adverse effect on our business, financial condition, results of operations and cash flows.

Environmental

Our facilities are subject to certain federal, state and local requirements relating to the protection of the environment. We believe that we are in material compliance with all environmental laws, do not anticipate any material expenditures to meet environmental requirements and do not believe that compliance with such laws and regulations will have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Available Information

We file annual, quarterly, and current reports, proxy statements, and other documents with the SEC under the Securities Exchange Act of 1934. The public may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The public can obtain any documents that are filed by the Company at http://www.sec.gov.

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

Forward-Looking Information

This Annual Report on Form 10-K and other documents we file with the SEC contain various forward-looking statements that are based on current expectations, estimates, forecasts and projections about our future performance, business, our beliefs and our management’s assumptions. In addition, we, or others on our behalf, may make forward-looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, conferences, webcasts, phone calls and conference calls. Words such as “may,” “will,” “anticipate,” “should,” “intend,” “expect,” “believe,” “estimate,” “project,” “plan,” “potential,” and “continue,” as well as the negative of these terms or similar expressions are intended to identify forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those implied by such statements including, but not limited to, those set forth in Item 1A (Risk Factors) below and the following:

•	general and global business, economic and political conditions;

•	competitive factors such as the availability and pricing of steel, industry inventory levels and rapid fluctuations in customer demand and pricing;

•	the cyclicality and volatility within the steel industry;

•	the ability of our customers (especially those that may be highly leveraged or in the domestic automotive industry) to maintain their credit availability;

•	customer, supplier and competitor consolidation, bankruptcy or insolvency;

•	layoffs or work stoppages by our own or our suppliers’ or customers’ personnel;

•	the availability and costs of transportation and logistical services;

•	equipment malfunctions or installation delays;

•	the amounts and successes of our capital investments;

•	the successes of our strategic efforts and initiatives to increase sales volumes, maintain cash turnover, maintain or improve inventory turns, reduce costs and improve customer service;

•	the adequacy of our existing information technology and business system software;

•	the successful implementation of our new enterprise-wide information system;

•	the timing and outcome of OLP’s efforts and ability to liquidate its remaining assets; and

•	our ability to pay regular quarterly cash dividends.

Should one or more of these or other risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, intended, expected, believed, estimated, projected or planned. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to republish revised forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date hereof, except as otherwise required by law.

ITEM 1A.	RISK FACTORS

In addition to the other information in this Annual Report and our other filings with the SEC, the following risk factors should be carefully considered in evaluating us and our business before investing in our common stock. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties, not presently known to us or otherwise, may also impair our business. If any of the risks actually occur, our business, financial condition or results of operations could be materially and adversely affected. In that case, the trading price of our common stock could decline, and investors may lose all or part of their investment.

Risks Related to our Business

Volatile steel prices can cause significant fluctuations in our operating results. Our sales and operating income could decrease if we are unable to pass producer price increases on to our customers.

Our principal raw material is flat-rolled carbon, coated and stainless steel that we typically purchase from multiple primary steel producers. The steel industry as a whole is cyclical and, at times, pricing and availability of steel can be volatile due to numerous factors beyond our control, including general domestic and international economic conditions, labor costs, sales levels, competition, levels of inventory held by other steel service centers, consolidation of steel producers, higher raw material costs for the producers of steel, import duties and tariffs and currency exchange rates. This volatility can significantly affect the availability and cost of raw materials for us.

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

China is a large consumer of steel and steel products, which are integral to its current large scale industrial expansion. This large and growing demand for steel by China has significantly affected the global steel industry. Actions by domestic and foreign producers, including steel companies in China, to increase production could result in an increased supply of steel in the United States, which could result in lower prices for our products. Further, should China experience an economic downturn or slowing of its growth, its steel consumption could decrease and some of the supply it currently uses could be diverted to the U.S. markets we serve, which could depress steel prices. A decline in steel prices could adversely affect our sales, margins and profitability.

We service industries that are highly cyclical, and any downturn in our customers’ industries could reduce our sales, margins and profitability.

We sell our products in a variety of industries, including capital equipment manufacturers for industrial, agricultural and construction use, the automotive industry, and manufacturers of fabricated metal products. Our largest category of customers is producers of industrial machinery and equipment. Numerous factors, such as general economic conditions, consumer confidence, significant business interruptions, labor shortages or work stoppages, energy prices, seasonality, customer inventory levels and other factors beyond our control, may cause significant demand fluctuations from one or more of these industries. Any decrease in demand within one or more of these industries may be significant and may last for a lengthy period of time. Periods of economic slowdown or recession in the United States, downturns in demand, excess customer inventory or a decrease in the prices that we can realize from sales of our products to customers in any of these industries could result in lower sales, margins and profitability.

Approximately 8.5% of our 2007 sales were to automotive manufacturers or manufacturers of automotive components and parts, whom we refer to as automotive customers. Historically, due to the concentration of customers in the automotive industry, our gross margins on these sales have generally been less than our margins on sales to customers in other industries. The continued difficulties faced by domestic automotive customers has further challenged its supply base. In addition, the precarious nature of the financial position of many domestic automotive customers has caused us to forego sales due to credit concerns. We do not expect the problems faced by our domestic automotive customers to significantly improve in the near future. If we are unable to generate sufficient future cash flow on our sales to automotive customers, we may be required to record an impairment charge against the assets that are used to service those customers.

Our success is dependent upon our relationships with certain key customers.

We have derived and expect to continue to derive a significant portion of our revenues from a relatively limited number of customers. Collectively, our top three customers accounted for approximately 13% and 21% of our revenues in 2007 and 2006, respectively. Many of our larger customers commit to purchase on a regular basis at agreed upon prices ranging for periods from three to twelve months. We generally do not have long-term contracts with our customers. As a result, the relationship, as well as particular orders, can generally be terminated with relatively little advance notice. The loss of any one of our major customers could have a material adverse effect on our business, financial condition or results of operations.

Customer credit constraints and credit losses could have a material adverse effect on our results of operations.

In climates of higher steel prices, increased sales volume and consolidation among capital providers to the steel industry, the ability of our customers to maintain credit availability has become more challenging. In particular, certain customers in the automotive industry and companies that are highly leveraged represent an increasing credit risk. Some customers have reduced their purchases because of these credit constraints. Moreover, our disciplined credit policies have, in some instances, resulted in lost sales. In recent years, we have experienced an increase in customer bankruptcies and could see further increases if credit availability becomes further constrained. Were we to lose sales or customers due to these actions, or if we have misjudged our credit estimations and they result in future credit losses, there could be a material adverse effect on business, financial condition, results of operations and cash flows.

An interruption in the sources of our steel supply could have a material adverse effect on our results of operations.

In recent years, the steel producing supply base has experienced significant consolidation with the three largest domestic producers, ArcelorMittal, Nucor and US Steel, accounting for a majority of the domestic steel market. Collectively, we purchased approximately 38% and 46% of our total steel requirements from these suppliers in 2007 and 2006, respectively. The number of available suppliers could be reduced in the future by factors such as further industry consolidation or bankruptcies affecting steel suppliers. Additionally, fewer available suppliers increases the risk of supply disruption through unscheduled mill outages. We have no long-term supply commitments with our steel suppliers. If, in the future, we are unable to obtain sufficient amounts of steel on a timely basis, we may not be able to obtain steel from alternate sources at competitive prices. In addition, interruptions or reductions in our supply of steel could make it difficult to satisfy our customers’ just-in-time delivery requirements, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We depend on our senior management team and the loss of any member could prevent us from implementing our business strategy.

Our success is dependent upon the management and leadership skills of our senior management team. We have employment agreements, which include non-competition provisions, with our Chief Executive Officer, President and Chief Operating Officer, and our Chief Financial Officer that expire on January 1, 2010, January 1, 2011, and January 1, 2012, respectively. The loss of any member of our senior management team or the failure to attract and retain additional qualified personnel could prevent us from implementing our business strategy and continuing to grow our business at a rate necessary to maintain future profitability.

Labor disruptions at any of our facilities or those of major customers could adversely affect our business, results of operations and financial condition.

At December 31, 2007, we employed approximately 1,170 people, of which approximately 200 of the hourly plant personnel at our Minneapolis and Detroit facilities are represented by four separate collective bargaining units. A collective bargaining agreement covering approximately five Detroit maintenance workers expired on July 31, 2007. Employees covered under this agreement continue to operate as a new agreement is negotiated. While we expect to be able to negotiate a new agreement, there can be no assurances that such resolution will occur. Collective bargaining agreements covering Minneapolis and other Detroit employees expire in 2009 and subsequent years. Any prolonged work stoppages by our personnel represented by collective bargaining units could have a material adverse impact on our business, financial condition, results of operations and cash flows.

In addition, many of our significant customers, including those in the automotive industry, have unionized workforces and have in the past experienced significant labor disruptions such as work stoppages, slow-downs and strikes. A labor disruption at one or more of our major customers could interrupt production or sales by that customer and cause that customer to halt or limit orders for our products. Any such reduction in the demand for our products could adversely affect our business, financial condition, results of operations and cash flows.

Risks associated with our growth strategy may adversely impact our ability to sustain our growth.

Historically, we have grown internally by increasing sales and services to our existing customers, aggressively pursuing new customers and services, building new facilities and acquiring and upgrading processing equipment in order to expand the range of value-added services we offer. In addition, we have grown through external expansion by the acquisition of other steel service centers and related businesses. We intend to actively pursue our growth strategy in the future.

The future expansion of an existing facility or construction on a new facility could have adverse effects on our results of operations due to the impact of the start-up costs and the potential for underutilization in the start-up phase of a facility. Consolidation in our industry has reduced the number of potential acquisition targets, and we are unable to predict whether or when any prospective acquisition candidate will become available or the likelihood that any acquisition will be completed. Moreover, in pursuing acquisition opportunities, we may compete for acquisition targets with other companies with similar growth strategies which may be larger and have greater financial and other resources than we have. Competition among potential acquirers could result in increased prices for acquisition targets. As a result, we may not be able to identify appropriate acquisition candidates or consummate acquisitions on satisfactory terms to us.

The pursuit of acquisitions may divert management’s time and attention away from day-to-day operations. In order to achieve growth through acquisitions, expansion of current facilities, greenfield construction or otherwise, additional funding sources may be needed and we may not be able to obtain the additional capital necessary to pursue our growth strategy on terms which are satisfactory to us.

The failure of our key computer-based systems could have a material adverse effect on our business.

We currently maintain four separate computer-based systems in the operation of our business and we depend on these systems to a significant degree, particularly for inventory management. These systems are vulnerable to, among other things, damage or interruption from fire, flood, tornado and other natural disasters, power loss, computer system and network failures, operator negligence, physical and electronic loss of data or security breaches and computer viruses. The destruction or failure of any one of our computer-based systems for any significant period of time could materially adversely affect our business, financial condition, results of operations and cash flows.

Our project to initiate implementation of a new information system could adversely affect our results of operations and cash flows.

In July 2006, we announced the initiation of a project to implement a new enterprise-wide information system, consolidating our legacy operating systems into one integrated system. The objective is to standardize and streamline business processes and improve support for our growing service center and fabrication business. The project plan, which began in July 2006, anticipates a phased-implementation over the next two years with estimated external implementation costs approximating $15 million. Risks associated with the implementation include, but are not limited to:

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

We can provide no assurance that the implementation process will be successful or will occur as planned and without disruption to operations. Difficulties associated with the design and implementation of the new information system could adversely affect our business, our customer service, our results of operations and our cash flows.

We may not be able to retain or expand our customer base if the U.S. manufacturing industry continues to erode.

Our customer base primarily includes manufacturing and industrial firms in the United States, some of which are, or have considered, relocating production operations outside the United States or outsourcing particular functions outside the United States. Some customers have closed because they were unable to compete successfully with foreign competitors. Our facilities are located in the United States and, therefore, to the extent that our customers relocate or move operations where we do not have a presence, we could lose their business.

Our business is highly competitive, and increased competition could reduce our market share and harm our financial performance.

Our business is highly competitive. We compete with steel service centers and, to a certain degree, steel producers and intermediate steel processors, on a regular basis, primarily on quality, price, inventory availability and the ability to meet the delivery schedules and service requirements of our customers. We have different competitors for each of our products and within each region. Certain of these competitors have financial and operating resources in excess of ours. Increased competition could lower our margins or reduce our market share and have a material adverse effect on our financial performance.

Increases in energy prices would increase our operating costs, and we may be unable to pass all these increases on to our customers in the form of higher prices.

If our energy costs increase disproportionately to our revenues, our earnings could be reduced. We use energy to process and transport our products. Our operating costs increase if energy costs, including electricity, gasoline and natural gas, rise. During periods of higher energy costs, we may not be able to recover our operating cost increases through price increases without reducing demand for our products. In addition, we generally do not hedge our exposure to higher prices via energy futures contracts. Increases in energy prices will increase our operating costs and may reduce our profitability if we are unable to pass all of the increases on to our customers.

We expect to finance our future growth through borrowings under our credit facility. Increased leverage could adversely impact our business and results of operations.

If we incur substantial additional debt under our credit facility or otherwise to finance future growth, our leverage could increase as could the risks associated with such leverage. A high degree of leverage could have important consequences to us. For example, it could:

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

Historically, there has been volatility in the market price for our common stock. Furthermore, the market price of our common stock could fluctuate substantially in the future in response to a number of factors, including, but not limited to, the risk factors described herein. Examples include:

•	announcement of our quarterly operating results or the operating results of other steel service centers;

•	changes in financial estimates or recommendations by stock market analysts regarding us or our competitors; and

•	announcements by us or our competitors of significant acquisitions, dispositions or joint ventures, or other material events impacting the domestic or global steel industry.

Recently, the stock market has experienced significant price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to their specific operating performance. These broad market fluctuations may materially adversely affect our stock price, regardless of our operating results.

Our quarterly results may be volatile.

Our operating results have varied on a quarterly basis during our operating history and are likely to fluctuate significantly in the future. Our operating results may be below the expectations of our investors or stock market analysts as a result of a variety of factors, many of which are outside of our control. Factors that may affect our quarterly operating results include, but are not limited, the risk factors listed above.

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

		Square		Owned or
Operation	Location	Feet	Function	Lease

Cleveland	Bedford Heights,Ohio(1)	127,000	Corporate headquarters, coil processing and distribution center	Owned
	Bedford Heights, Ohio(1)	121,500	Coil and plate processing, distribution center and offices	Owned
	Bedford Heights, Ohio(1)	59,500	Plate processing, distribution center and offices	Leased(2)
Minneapolis	Plymouth, Minnesota	196,800	Coil and plate processing, distribution center and offices	Owned
	Plymouth, Minnesota	112,200	Plate processing, fabrication, distribution center and offices	Owned
Detroit	Detroit, Michigan	256,000	Coil processing, distribution center and offices	Owned
South	Winder, Georgia	285,000	Coil and plate processing, distribution center and offices	Owned
Iowa	Bettendorf, Iowa	244,000	Coil and plate processing, distribution center and offices	Owned
Connecticut	Milford, Connecticut	134,000	Coil processing, distribution center and offices	Owned
Philadelphia	Lester, Pennsylvania	84,250	Plate processing, distribution center and offices	Leased(3)
Chambersburg	Chambersburg, Pennsylvania	87,000	Plate processing, distribution center and offices	Owned
	Chambersburg, Pennsylvania	150,000	Plate processing, fabrication, distribution center and offices	Owned
Chicago	Schaumburg, Illinois	80,500	Coil and plate processing, distribution center and offices	Owned
PS&W	Siler City, NC Seagrove, NC	74,000 31,000	Plate processing, fabrication, distribution center and offices	Owned Leased(4)

(1)	The Bedford Heights facilities are all adjacent properties.

(2)	This facility is leased from a related party pursuant to the terms of a triple net lease for $195,300 per year. The lease expires in June 2010, with one renewal option for an additional 10 years.

(3)	The lease on this facility expires on December 31, 2009, with a one year renewal option.

(4)	The lease on this facility expires on October 31, 2008, with one renewal option for an additional three years.

Our international sales office is located in Jacksonville, Florida. All of the properties listed in the table as owned are subject to mortgages securing our credit facility. Management believes we will be able to accommodate our capacity needs for the immediate future at our existing facilities.

ITEM 3.	LEGAL PROCEEDINGS

We are party to various legal actions that we believe are ordinary in nature and incidental to the operation of our business. In the opinion of management, the outcome of the proceedings to which we are currently a party will not have a material adverse effect upon our results of operations, financial condition or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

This information is included in this Annual Report pursuant to Instruction 3 of Item 401(b) of Regulation S-K. The following is a list of our executive officers and a brief description of their business experience. Each executive officer will hold office until his successor is chosen and qualified.

Michael D. Siegal, age 55, has served as our Chief Executive Officer since 1984, and as Chairman of our Board of Directors since 1994. From 1984 until January 2001, he also served as our President. He has been employed by us in a variety of capacities since 1974. Mr. Siegal is a member of the Board of Directors and Executive Committee of the Metals Service Center Institute. He previously served as National Chairman of Israel Bonds and presently serves as Vice Chairman of the Development Corporation for Israel. He is a past officer for the Cleveland Jewish Community Federation. He is also a member of the Board of Directors of American National Bank (Cleveland, Ohio) and University Hospitals — Rainbow Babies Committee (Cleveland, Ohio).

David A. Wolfort, age 55, has served as our President since January 2001 and Chief Operating Officer since 1995. He has been a director since 1987. He previously served as Vice President Commercial from 1987 to 1995, after having joined us in 1984 as General Manager. Prior thereto, he spent eight years with a primary steel producer in a variety of sales assignments. Mr. Wolfort is a director of the Metal Service Center Institute and previously served as Chairman of its Political Action Committee and Governmental Affairs Committee. He is also a member of the Northern Ohio Regional Board of the Anti-Defamation League.

Richard T. Marabito, age 44, serves as our Chief Financial Officer. He joined us in 1994 as Corporate Controller and served in this capacity until being named Chief Financial Officer in March 2000. He also served as Treasurer from 1994 through 2002. Prior to joining us, Mr. Marabito served as Corporate Controller for Waxman Industries, Inc., a publicly traded wholesale distribution company. Mr. Marabito was employed from 1985 to 1990 by a national accounting firm in its audit department. Mr. Marabito is a director of the Metal Service Center Institute and is the Chairman of its Foundation for Education and Research. He is also a board member of the Make-A-Wish Foundation of Northeast Ohio.

Richard A. Manson, age 39, has served as our Treasurer since January 2003, and has been employed by us since 1996. From 1996 through 2002, he served as Director of Taxes and Risk Management. Prior to joining us, Mr. Manson was employed for seven years by a national accounting firm in its tax department. Mr. Manson is a certified public accountant and is a member of the Ohio Society of Certified Public Accountants and the American Institute of Certified Public Accountants.

Esther M. Potash, age 56, has served as our Chief Information Officer since April 2007, and has been employed by us since 1998. Prior to joining us, Ms. Potash spent 13 years as a management consultant with a public accounting firm and six years as an analyst with the United States Navy. Ms. Potash is a member of the Association of Women in the Metal Industries.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock trades on the Nasdaq Global Market under the symbol “ZEUS.” The following table sets forth, for each quarter in the two-year period ended December 31, 2007, the high and low sales prices of our Common Stock as reported by the Nasdaq Global Market:

	2007		2006
	High	Low	High	Low

First quarter	$31.72	$21.03	$32.00	$23.18
Second quarter	34.99	28.54	37.86	28.31
Third quarter	31.59	21.79	39.49	23.76
Fourth quarter	33.20	23.00	28.77	21.20

Holders of Record

On March 1, 2008, we estimate there were approximately 100 holders of record and 2,200 beneficial holders of our common stock.

Dividends

During 2007, our Board of Directors approved quarterly dividends of $.03 per share that were paid on March 15, 2007 and June 15, 2007 and dividends of $.04 per share that were paid on September 17, 2007 and December 17, 2007.

During 2006, our Board of Directors approved quarterly dividends of $.03 per share that were paid on March 15, 2006, June 15, 2006, September 15, 2006 and December 15, 2006.

We expect to make regular quarterly dividend distributions in the future, subject to the continuing determination by our Board of Directors that the dividend remains in the best interest of our shareholders. The agreement governing our credit facility restricts the amount of dividends that we can pay. Any determinations by the Board of Directors to pay cash dividends in the future will take into account various factors, including our financial condition, results of operations, current and anticipated cash needs, plans for expansion and current restrictions under our credit agreement. We cannot assure you that dividends will be paid in the future or that, if paid, the dividends will be at the same amount or frequency.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended December 31, 2007.

Recent Sales of Unregistered Securities

We did not have any unregistered sales of equity securities during the year ended December 31, 2007.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected data of the Company for each of the five years in the period ended December 31, 2007. The data presented should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this Annual Report.

	For the Years Ended December 31,
	2007	2006	2005	2004	2003
		(In thousands, except per share data)

Tons Sold Data:
Direct	1,098	1,064	1,091	1,171	996
Toll (a)	150	202	189	184	185
Total	1,248	1,266	1,280	1,355	1,181
Income Statement Data:
Net sales (a)	$1,028,963	$981,004	$939,210	$894,157	$472,548
Gross profit (b)	201,675	200,699	166,471	242,370	99,856
Operating expenses (c)	158,351	146,479	122,450	139,563	99,690
Operating income	43,324	54,220	44,021	102,807	166
Income (loss) from joint ventures (d)	—	(2,137)	(4,125)	741	(1,012)
Interest and other financing costs	2,819	2,677	3,703	4,655	4,155
Income (loss) before income taxes	40,505	49,406	36,193	98,893	(5,001)
Net income (loss)	$25,270	$31,048	$22,092	$60,078	$(3,260)
Earnings (Loss) Per Share Data:
Basic (e)	$2.38	$2.99	$2.18	$6.12	$(0.34)
Diluted	$2.35	$2.92	$2.11	$5.88	$(0.34)
Weighted average shares — basic	10,628	10,383	10,134	9,816	9,646
Weighted average shares — diluted	10,763	10,633	10,457	10,222	9,646
Dividends declared	$0.14	$0.12	—	—	—
Balance Sheet Data (end of period):
Current assets	$283,388	$308,215	$227,655	$287,307	$155,794
Current liabilities	92,290	92,340	94,603	95,688	42,574
Working capital	191,098	215,875	133,052	191,619	113,220
Total assets	386,083	405,320	305,606	374,146	249,002
Total debt	16,707	68,328	—	96,022	97,797
Shareholders’ equity	263,520	234,237	200,321	176,525	112,236

(a)	Net sales generated from toll tons sold represented less than 3% of consolidated net sales for all years presented.

(b)	Gross profit is calculated as net sales less the cost of materials sold, exclusive of depreciation.

(c)	Operating expenses are calculated as total costs and expenses less the cost of materials sold.

(d)	Includes $2,000 and $3,500 loss on disposition of OLP joint venture in 2006 and 2005, respectively.

(e)	Calculated by dividing net income (loss) by weighted average shares outstanding.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a leading U.S. steel service center with over 53 years of experience. Our primary focus is on the direct sale and distribution of large volumes of processed carbon, coated and stainless flat-rolled sheet, coil and plate products. We operate as an intermediary between steel producers and manufacturers that require processed steel for their operations. We serve customers in most carbon steel consuming industries, including manufacturers and fabricators of transportation and material handling equipment, construction and farm machinery, storage tanks, environmental and energy generation, automobiles, food service and electrical equipment, military vehicles and equipment, as well as general and plate fabricators and steel service centers. We distribute our products primarily through a direct sales force.

We operate as a single business segment with 15 strategically-located processing and distribution facilities in Connecticut, Georgia, Illinois, Iowa, Michigan, Minnesota, North Carolina, Ohio and Pennsylvania. This geographic footprint allows us to focus on regional customers and larger national and multi-national accounts, primarily located throughout the midwestern, eastern and southern United States.

We sell a broad range of steel products, many of which have different gross profits and margins. Products that have more value-added processing generally have a greater gross profit and higher margins. Accordingly, our overall gross profit is affected by, among other things, product mix, the amount of processing performed, the availability of steel, volatility in selling prices and material purchase costs. We also perform toll processing of customer-owned steel, the majority of which is performed by our Michigan and Georgia operations. We sell certain products internationally, primarily in Puerto Rico and Mexico. All international sales and payments are made in United States dollars. Recent international sales have been immaterial to our consolidated financial results.

Our results of operations are affected by numerous external factors including, but not limited to, general and global business, economic and political conditions, competition, steel pricing and availability, energy prices, pricing and availability of raw materials used in the production of steel, inventory held in the supply chain, customer demand for steel and customers’ ability to manage their credit line availability and layoffs or work stoppages by our own, our suppliers’ or our customers’ personnel. The steel industry also continues to be affected by the global consolidation of our suppliers, competitors and end-use customers.

On May 1, 2006, we acquired the remaining 51% interest in GSP. Prior to May 1, our 49% interest in GSP was accounted for under the equity method. Since May 2006, the results of GSP have been fully consolidated into our financial statements. We subsequently sold the remaining assets of GSP in December 2007 and GSP ceased operations. In January 2006, we announced plans to close the OLP joint venture in Detroit, Michigan. OLP, which was a processor of laser welded steel blanks for the automotive industry, ceased operations in the first quarter of 2006. Our 50% interest in OLP is accounted for under the equity method.

In June 2006, we acquired all of the outstanding stock of PS&W, a North Carolina-based fabricator of heavy construction equipment components. Since June 2006, the results of PS&W have been fully consolidated into our financial statements.

At December 31, 2007, we employed approximately 1,170 people, of which approximately 200 of the hourly plant personnel at our Minneapolis and Detroit facilities are represented by four separate collective bargaining units. A collective bargaining agreement covering approximately five Detroit maintenance workers expired on July 31, 2007. Employees covered under this agreement continue to operate as a new agreement is negotiated. While we expect to be able to negotiate a new agreement, there can be no assurances that such resolution will occur.

Collective bargaining agreements covering Minneapolis and other Detroit employees expire in 2009 and subsequent years. We have never experienced a work stoppage and we believe that our relationship with employees is good. However, any prolonged work stoppages by our personnel represented by collective bargaining units could have a material adverse impact on our business, financial condition, results of operations and cash flows.

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

Impairment of Long-Lived Assets

We evaluate the recoverability of long-lived assets and the related estimated remaining lives whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Events or changes in circumstances that could trigger an impairment review include significant underperformance relative to the historical or projected future operating results, significant changes in the manner or the use of the assets or the strategy for the overall business, or significant negative industry or economic trends. We record an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed.

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

Revenue Recognition

Revenue is recognized in accordance with the SEC’s Staff Accounting Bulletin No. 104, Revenue Recognition. For both direct and toll shipments, revenue is recognized when steel is shipped to the customer and title and risk of loss is transferred which generally occurs upon delivery to our customers. Given the proximity of our customers to our facilities, substantially all of our sales are shipped and received within one day. Sales returns and allowances are treated as reductions to sales and are provided for based on historical experience and current estimates and are immaterial to the consolidated financial statements.

Results of Operations

The following table sets forth certain income statement data for the years ended December 31, 2007, 2006 and 2005 (dollars shown in thousands):

	2007		2006		2005
		% of net		% of net		% of net
	$	sales	$	sales	$	sales

Net sales	$1,028,963	100.0%	$981,004	100.0%	$939,210	100.0%
Gross profit (a)	201,675	19.6%	200,699	20.5%	166,471	17.7%
Operating expenses (b)	158,351	15.4%	146,479	14.9%	122,450	13.0%
Operating income	$43,324	4.2%	$54,220	5.5%	$44,021	4.7%

(a)	Gross profit is calculated as net sales less the cost of materials sold, exclusive of depreciation.

(b)	Operating expenses are calculated as total costs and expenses less the cost of materials sold.

2007 Compared to 2006

Tons sold in 2007 decreased 1.4% to 1.25 million tons from 1.27 million tons last year. Tons sold in 2007 included 1.10 million tons from direct sales and 150 thousand tons from toll processing, compared with 1.07 million direct tons and 202 thousand toll tons in 2006.

Net sales in 2007 increased 4.9% to $1.03 billion from $981.0 million. Average selling prices for 2007 increased 6.4% from 2006. We expect average selling prices to increase during the first quarter of 2008, as steel pricing in the first quarter of 2008 has increased substantially over steel pricing in the fourth quarter of 2007, and we attempt to pass through price increases from steel producers to our customers.

In 2007, gross profit (exclusive of depreciation), as a percentage of net sales, decreased to 19.6% from 20.5% in 2006. Higher inventory levels at steel service centers at the beginning of 2007 led to competitive pressures and lower sales prices and gross margins throughout most of the year. As we enter 2008, inventory levels at service centers are relatively low. Steel producers began increasing prices during the fourth quarter of 2007 and announced significant price increases during the first quarter of 2008. We believe that steel supply will be constrained during the first half of 2008 due to domestic production constraints and the lack of available imported steel. Accordingly, we expect that competitive pressures to obtain steel will result in higher selling prices and gross margin levels during the first quarter of 2008, as compared to the fourth quarter of 2007.

As a percentage of net sales, operating expenses for 2007 increased to 15.4% from 14.9% in 2006. Operating expenses for 2007 increased 8.1% to $158.5 million from $146.5 million in 2006. The increase in operating expenses was primarily attributable to the inclusion of a full year of PS&W’s operating expenses in 2007 and a full year of costs associated with the development of our new information system (which began during the third quarter of 2006).

Financing costs for 2007 increased to $2.8 million from $2.7 million in 2007. Our effective borrowing rate, inclusive of deferred financing fees, was 7.4% in 2007, compared to 7.5% in 2006.

In 2007, we reported income before income taxes of $40.5 million, compared to $49.4 million in 2006. An income tax provision of 37.6% was recorded during 2007, compared to 37.2% in 2006. Taxes paid in 2007 totaled $11.7 million, compared to $19.3 million in 2006. We expect our effective tax rate in 2008 to approximate 38%.

Net income for 2007 totaled $25.3 million or $2.35 per diluted share, compared to $31.0 million or $2.92 per diluted share in 2006.

2006 Compared to 2005

Tons sold in 2006 decreased 1.0% to 1.27 million tons from 1.28 million tons in 2005. Tons sold in 2006 included 1.07 million tons from direct sales and 202 thousand tons from toll processing, compared with 1.09 million direct tons and 189 thousand toll tons in 2005.

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

In 2006, we adopted Statement of Financial Accounting Standards No. 123-R, Share Based Payment, (SFAS No. 123-R) which requires us to record compensation expense for stock options issued to employees and directors. Prior to 2006, we accounted for stock options granted to employees and directors under the intrinsic value method of Accounting Principles Board Opinion No. 25, where no compensation expense was recognized. We elected to use the modified prospective transition method where compensation expense is recorded prospectively. The adoption of SFAS No. 123-R resulted in $127 thousand of expense being recorded for stock options during 2006, compared to no stock option expense being recognized during 2005.

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

Financing costs for 2006 decreased to $2.7 million from $3.7 million in 2005 due to lower borrowing levels in 2006. Our effective borrowing rate, inclusive of deferred financing fees, was 7.5% in 2006 compared to 8.9% in 2005.

In 2006, we reported income before income taxes of $49.4 million, compared to $36.2 million in 2005. An income tax provision of 37.2% was recorded during 2006, compared to 39.0% in 2005. Taxes paid in 2006 totaled $19.3 million, compared to $16.9 million in 2005.

Net income for 2006 totaled $31.0 million or $2.92 per diluted share, compared to $22.1 million or $2.11 per diluted share in 2005.

Liquidity and Capital Resources

Our principal capital requirements include funding working capital needs, purchasing and upgrading of processing equipment and facilities, making acquisitions and paying dividends. We use cash generated from operations, leasing transactions and borrowings under our credit facility to fund these requirements.

Working capital at December 31, 2007 decreased $24.8 million from the end of the prior year. The decrease was primarily attributable to a $32.2 million decrease in inventories, partially offset by a $2.6 million increase in accounts receivable, a $2.4 million increase in prepaids and others and a $2.5 million increase in cash.

During 2007, we generated $64.7 million of net cash from operations, of which $34.5 million was derived from cash earnings and $30.2 million was generated from working capital.

In 2007, we spent $12.5 million on capital expenditures. We completed a $3.9 million project to equip and expand our Iowa facility by approximately 54,000 square feet in order to meet our customers’ needs for high quality sheet product. We have also installed additional laser and plasma cutting equipment and machining centers in Cleveland, Chicago, Chambersburg and PS&W to support our growing value-added services. Due to the risk of technological obsolescence, it has been our policy to lease new laser cutting equipment. In 2007, we ordered a $5.5 million stretcher-leveler cut-to-length line for our Minneapolis Coil Facility, which is expected to become operational in the second quarter of 2008. We are also in the process of implementing a new single information system to replace the four systems we currently use. The objective is to standardize and streamline business processes and improve support for our growing service center and fabrication business. The project will require a significant deployment of capital and will require a significant use of management’s time. The total external costs associated with the new information system are expected to approximate $15 million over a phased-implementation that began in July 2006. We expect capital spending to approximate $40 million in 2008 to further our value-added strategies in both existing and new facilities.

During 2007, our Board of Directors approved quarterly dividends of $.03 per share that were paid on March 15, 2007 and June 12, 2007. The Board of Directors then increased the quarterly dividend to $.04 per share, which were paid on September 17, 2007 and December 17, 2007. In February 2008, our Board of Directors approved a quarterly dividend of $.04 per share, which is payable on March 17, 2008 to shareholders of record as of March 3, 2008. We expect to make regular dividend distributions in the future, subject to the availability of cash and continuing determination by our Board of Directors that the payment of dividends remains in the best interest of our shareholders.

Our secured bank financing agreement is a revolving credit facility collateralized by our accounts receivable, inventories and substantially all of our property and equipment. Borrowings are limited to the lesser of a borrowing base, comprised of eligible accounts receivable and inventories or, effective with a July 2007 amendment, $130 million in the aggregate. The maturity date of the credit facility is December 15, 2010, with annual extensions at the banks’ option.

In December 2006, we advanced $3.16 million to OLP to cover a loan guarantee obligation. We believe the underlying value of OLP’s remaining assets, upon liquidation, will be sufficient to repay the advance at a later date.

The credit facility requires us to comply with various covenants, the most significant of which include: (i) minimum availability of $10 million, tested monthly; (ii) a minimum fixed charge coverage ratio of 1.25, and a maximum leverage ratio of 1.75, which are tested quarterly; (iii) restrictions on additional indebtedness; and (iv) limitations on capital expenditures and investments. At December 31, 2007, we had approximately $110 million of availability and were in compliance with our covenants under the credit facility. The credit facility also contains an accordion feature that allows us to add up to $25 million of additional revolver capacity in certain circumstances.

Substantially higher steel prices in the first quarter of 2008 will result in increased working capital levels. We believe that funds available under our credit facility and lease arrangements, together with funds generated from operations, will be sufficient to provide us with the liquidity necessary to fund anticipated working capital requirements and capital expenditure requirements over at least the next 12 months. In the future, we may as part of our business strategy, acquire and dispose of other assets in the same or complementary lines of business, or enter into or exit strategic alliances and joint ventures. Accordingly, the timing and size of our capital requirements are subject to change as business conditions warrant and opportunities arise.

Contractual Obligations

The following table reflects our contractual obligations as of December 31, 2007.

Contractual Obligations		Less than			More than
(amounts in thousands)	Total	1 year	1-3 years	3-5 years	5 years

Long-term debt obligations (including interest)	$19,563	$2,856	$16,707	$—	$—
Unrecognized tax positions	3,282	241	3,041
Other long-term liabilities	9,779	—	7,314	192	2,273
Operating leases	11,817	4,113	5,663	1,699	342

Total contractual obligations	$44,441	$7,210	$32,725	$1,891	$2,615

Off-Balance Sheet Arrangements

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

As of December 31, 2007, we had no material off-balance sheet arrangements.

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

Impact of Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157 (SFAS No. 157), Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS No. 157 will have a material impact on our consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (SFAS No. 159), The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses on these instruments in earnings. SFAS No. 159 is effective as of January 1, 2008, and we do not expect to adopt the fair value option.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 (SFAS No. 160), Noncontrolling Interests in Consolidated Financial Statements — an Amendment of Accounting Research Bulletin No. 51. SFAS No. 160 requires all entities to report noncontrolling interests in subsidiaries (also known as minority interests) as a separate component of equity in the consolidated statement of financial position, to clearly identify consolidated net income attributable to the parent and to the noncontrolling interest on the face of the consolidated statement of income and to provide sufficient disclosure that clearly identifies and distinguishes between the interest of the parent and the interests of controlling owners. SFAS No. 160 is effective as of January 1, 2009. We are currently evaluating the SFAS No. 160; however, we do not expect any material financial implications relating to the adoption of this statement.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R (SFAS No. 141R), Business Combinations. This statement requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed and requires the acquirer to disclose certain information related to the nature and financial effect of the business combination. SFAS No. 141R is effective for business combinations entered into in fiscal years beginning on or after December 15, 2008. Depending on the terms, conditions and details of the business combination, if any, that take place subsequent to January 1, 2009, SFAS No. 141R may have a material impact on our financial statements.

ITEM 7A.	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

During the past several years, the base price of carbon flat-rolled steel has fluctuated significantly. Declining prices could reduce our gross profit margin percentages to levels that are lower than our historical levels. Higher inventory levels held by us, other steel service centers or end-use customers could cause competitive pressures that could also reduce gross margins. Higher raw material costs for steel producers could cause the price of steel to increase. While we have generally been successful in the past in passing producers’ price increases and surcharges to our customers, there is no guarantee that we will be able to pass price increases to our customers in the future.

Approximately 8.5% of our net sales in 2007 were directly to automotive customers. The automotive industry experiences significant fluctuations in demand based on numerous factors such as general economic conditions and consumer confidence. The automotive industry is also subject, from time-to-time, to labor work stoppages. The domestic automotive industry, which has experienced a number of bankruptcies, is currently involved in significant restructuring which has resulted in lower production volumes. Certain customers in this industry represent an increasing credit risk.

Inflation generally affects us by increasing the cost of employee wages and benefits, transportation services, processing equipment, purchased steel, energy, and borrowings under our credit facility. General inflation has not had a material effect on our financial results during the past three years; however, we have experienced increased distribution expenses as a result of higher fuel costs.

When raw material prices increase, competitive conditions will influence how much of the steel price increase can be passed on to our customers. When raw material prices decline, customer demands for lower cost product result in lower selling prices. Declining steel prices have generally adversely affected our net sales and net income while increasing steel prices have favorably affected our net sales and net income.

We are exposed to the impact of interest rate changes and fluctuating steel prices. We have not entered into any interest rate or steel commodity hedge transactions for speculative purposes or otherwise.

Our primary interest rate risk exposure results from variable rate debt. If interest rates in the future were to increase 100 basis points (1.0%) from December 31, 2007 rates and, assuming no change in total debt from December 31, 2007 levels, the additional annual interest expense to us would be approximately $167 thousand. We currently do not hedge our exposure to variable interest rate risk. However, we have the option to enter into 30- to 180-day fixed base rate Euro loans under our credit facility.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Olympic Steel, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
of Olympic Steel, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Olympic Steel, Inc. and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
March 14, 2008

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we concluded that, as of December 31, 2007, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Olympic Steel, Inc.
Consolidated Statements of Operations
For The Years Ended December 31, 2007, 2006, and 2005
(in thousands, except per share data)

	2007	2006	2005

Net sales	$1,028,963	$981,004	$939,210
Costs and expenses
Cost of materials sold (exclusive of depreciation shown below)	827,288	780,305	772,739
Warehouse and processing	59,449	55,407	41,461
Administrative and general	41,472	38,143	32,229
Distribution	26,342	25,384	21,171
Selling	15,993	13,485	14,838
Occupancy	6,145	5,704	4,728
Depreciation	8,950	8,356	8,023

Total costs and expenses	985,639	926,784	895,189

Operating income	43,324	54,220	44,021
Loss from joint ventures	—	(137)	(625)
Loss on disposition of joint venture	—	(2,000)	(3,500)

Income before financing costs and income taxes	43,324	52,083	39,896
Interest and other expense on debt	2,819	2,677	3,703

Income before income taxes	40,505	49,406	36,193
Income tax provision	15,235	18,358	14,101

Net income	$25,270	$31,048	$22,092

Net income per share — basic	$2.38	$2.99	$2.18

Weighted average shares outstanding — basic	10,628	10,383	10,134
Net income per share — diluted	$2.35	$2.92	$2.11

Weighted average shares outstanding — diluted	10,763	10,633	10,457

The accompanying notes are an integral part of these statements.

Olympic Steel, Inc.
Consolidated Balance Sheets
As of December 31, 2007 and 2006
(in thousands)

	2007	2006

Assets
Cash and cash equivalents	$7,707	$5,211
Accounts receivable, net	88,414	85,883
Inventories	178,530	210,738
Prepaid expenses and other	8,737	6,383

Total current assets	283,388	308,215

Property and equipment, at cost	183,850	173,745
Accumulated depreciation	(94,199)	(86,386)

Net property and equipment	89,651	87,359

Goodwill	6,583	6,583
Other long-term assets	6,461	3,163

Total assets	$386,083	$405,320

Liabilities
Accounts payable	$73,408	$75,095
Accrued payroll	9,393	7,698
Other accrued liabilities	9,489	9,547

Total current liabilities	92,290	92,340

Credit facility revolver	16,707	68,328
Other long-term liabilities	9,779	6,664
Deferred income taxes	3,787	3,751

Total liabilities	122,563	171,083

Shareholders’ Equity
Preferred stock, without par value, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, without par value, 20,000 shares authorized, 10,728 and 10,430 shares issued and outstanding after deducting 0 and 262 shares in treasury at December 31, 2007 and 2006, respectively	114,582	109,075
Retained earnings	148,938	125,162

Total shareholders’ equity	263,520	234,237

Total liabilities and shareholders’ equity	$386,083	$405,320

The accompanying notes are an integral part of these balance sheets.

Olympic Steel, Inc.
Consolidated Statements of Cash Flows
For The Years Ended December 31, 2007, 2006 and 2005
(in thousands)

	2007	2006	2005

Cash flows from operating activities:
Net income	$25,270	$31,048	$22,092
Adjustments to reconcile net income to net cash from operating activities (net of effects from 2006 purchases of GSP and PS&W) —
Depreciation and amortization	8,950	8,356	8,980
Loss from joint ventures, net of distributions and consolidation of GSP	—	137	778
Loss on disposition of joint venture	—	2,000	3,500
(Gain) loss on disposition of property and equipment	(446)	108	27
Stock based compensation	840	127	—
Other long-term assets	(3,298)	(3,172)	—
Other long-term liabilities	3,115	3,702	2,962
Long-term deferred income taxes	36	(3,800)	(3,083)

	34,467	38,506	35,256
Changes in working capital:
Accounts receivable	(2,531)	(725)	13,205
Inventories	32,208	(70,994)	51,888
Prepaid expenses and other	(2,354)	(2,557)	(570)
Accounts payable	1,254	(12,631)	(1,296)
Accrued payroll and other accrued liabilities	1,637	(2,402)	(12,092)

	30,214	(89,309)	51,135

Net cash from (used for) operating activities	64,681	(50,803)	86,391

Cash flows from (used for) investing activities:
Purchase of GSP Interest	—	(100)	—
Purchase of PS&W	—	(8,965)	—
Capital expenditures	(12,498)	(12,303)	(2,230)
Proceeds from disposition of property and equipment	1,702	9	—

Net cash used for investing activities	(10,796)	(21,359)	(2,230)

Cash flows from (used for) financing activities:
Credit facility revolver borrowings (payments), net	(51,621)	65,481	(49,517)
Change in outstanding checks	(2,941)	1,860	5,907
Debt repayments	—	(2,264)	(37,384)
Proceeds from exercise of stock options (including tax benefit) and employee stock purchases	4,667	3,992	1,704
Dividends paid	(1,494)	(1,251)	—

Net cash from (used for) financing activities	(51,389)	67,818	(79,290)

Cash and cash equivalents:
Net increase (decrease)	2,496	(4,344)	4,871
Beginning balance	5,211	9,555	4,684

Ending balance	$7,707	$5,211	$9,555

The accompanying notes are an integral part of these statements.

Olympic Steel, Inc.
Consolidated Statements of Shareholders’ Equity
For The Years Ended December 31, 2007, 2006 and 2005
(in thousands)

	Common	Retained
	Stock	Earnings

Balance at December 31, 2004	$103,252	$73,273
Net income	—	22,092
Exercise of stock options and employee stock purchases (115 shares)	1,704	—

Balance at December 31, 2005	104,956	95,365

Net income	—	31,048
Payment of dividends	—	(1,251)
Exercise of stock options and employee stock purchases (276 shares)	3,992	—
Stock based compensation	127	—

Balance at December 31, 2006	109,075	125,162

Net income	—	25,270
Payment of dividends	—	(1,494)
Exercise of stock options and employee stock purchases (298 shares)	4,667	—
Stock based compensation	840	—

Balance at December 31, 2007	$114,582	$148,938

The accompanying notes are an integral part of these statements.

Olympic Steel, Inc.
Notes to Consolidated Financial Statements
For The Years Ended December 31, 2007, 2006 and 2005
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

Nature of Business

The Company is a U.S. steel service center with over 53 years of experience in specialized processing and distribution of large volumes of carbon, coated carbon and stainless steel, flat-rolled sheet, and coil and plate products from 15 facilities in nine midwestern and eastern states. The Company operates as one business segment.

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

Concentration Risks

The Company is a major customer of flat-rolled coil and plate steel for many of its principal suppliers, but is not dependent on any one supplier. The Company purchased approximately 38%, 46% and 47% of its total steel requirements from its three largest suppliers in 2007, 2006 and 2005, respectively.

The Company has a diversified customer and geographic base, which reduces the inherent risk and cyclicality of its business. The concentration of net sales to the Company’s top 20 customers approximated 34%, 39% and 42% of net sales in 2007, 2006 and 2005, respectively. In addition, the Company’s largest customer accounted for approximately 8%, 9% and 11% of net sales in 2007, 2006 and 2005, respectively. Sales to the three largest U.S. automobile manufacturers and their suppliers, made principally by the Company’s Detroit operation, and sales to other steel service centers, accounted for approximately 8.5% and 9%, respectively, of the Company’s net sales in 2007, 9% and 8% of net sales in 2006, and 12% and 10% of net sales in 2005.

Cash and Cash Equivalents

Cash equivalents consist of short-term highly liquid investments, with a three month or less maturity, which are readily convertible into cash.

Accounts Receivable

Accounts receivable are presented net of allowances for doubtful accounts of $1,427 and $1,188 as of December 31, 2007 and 2006, respectively. Bad debt expense totaled $493 in 2007, $1,044 in 2006 and $2,064 in 2005.

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

Inventories

Inventories are stated at the lower of cost or market and include the costs of purchased steel, inbound freight, external processing and applicable labor and overhead costs related to internal processing. Cost is determined using the specific identification method.

Property and Equipment, and Depreciation

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets ranging from 5 to 30 years.

Goodwill

Goodwill is the excess of the purchase price paid over the fair value of the net assets of an acquired business. In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized, but is tested for impairment annually.

Income Taxes

The Company, on its consolidated balance sheets, records as an offset to the estimated effect of temporary differences between the tax basis of assets and liabilities and the reported amounts in its consolidated balance sheets, the tax effect of operating loss and tax credit carryforwards. If the Company determines that it will not be able to fully realize a deferred tax asset, it will record a valuation allowance to reduce such deferred tax asset to its realizable value. We recognize interest accrued related to unrecognized tax benefits in income tax expense. Penalties, if incurred, would be recognized as a component of income tax expense.

Revenue Recognition

Revenue is recognized in accordance with the SEC’s Staff Accounting Bulletin No. 104, “Revenue Recognition.” For both direct and toll shipments, revenue is recognized when steel is shipped to the customer and title and risk of loss is transferred which generally occurs upon delivery to our customers. Given the proximity of our customers to our facilities, substantially all of the Company’s sales are shipped and received within one day. Sales returns and allowances are treated as reductions to sales and are provided for based on historical experience and current estimates and are immaterial to the consolidated financial statements.

Shipping and Handling Fees and Costs

The Company classifies all amounts billed to a customer in a sales transaction related to shipping and handling as revenue. Additionally, the Company classifies costs incurred for shipping and handling to the customer as “Distribution” expense in its consolidated statements of operations.

Impairment

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Events or changes in circumstances that could trigger an impairment review include significant underperformance relative to the expected historical or projected future operating results, significant changes in the manner of the use of the acquired assets or the strategy for the overall business or significant negative industry or economic trends. The Company records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed in accordance with Statement of Financial Accounting Standards No. 144 (SFAS No. 144), Accounting for the Impairment or Disposal of Long-Lived Assets.

Stock-Based Compensation

In 2006, the Company adopted Statement of Financial Accounting Standards No. 123-R, Share Based Payment, (SFAS No. 123-R) which requires the recording of compensation expense for stock options issued to employees and directors. Prior to 2006, the Company accounted for stock options granted to employees and directors under the intrinsic value method of Accounting Principles Board Opinion No. 25, where no compensation expense was recognized. The Company has elected to use the modified prospective transition method where compensation expense is recorded prospectively. For additional information, see Note 9, Stock Options.

Impact of Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157 (SFAS No. 157), Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS No. 157 will have a material impact on its consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (SFAS No. 159), The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses on these instruments in earnings. SFAS No. 159 is effective as of January 1, 2008, and the Company does not expect to adopt the fair value option.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 (SFAS No. 160), Noncontrolling Interests in Consolidated Financial Statements — an Amendment of Accounting Research Bulletin No. 51. SFAS No. 160 requires all entities to report noncontrolling interests in subsidiaries (also known as minority interests) as a separate component of equity in the consolidated statement of financial position, to clearly identify consolidated net income attributable to the parent and to the noncontrolling interest on the face of the consolidated statement of income and to provide sufficient disclosure that clearly identifies and distinguishes between the interest of the parent and the interests of controlling owners. SFAS No. 160 is effective as of January 1, 2009. We are currently evaluating the SFAS No. 160; however, the Company does not expect any material financial implications relating to the adoption of this statement.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R (SFAS No. 141R), Business Combinations. This statement requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed and requires the acquirer to disclose certain information related to the nature and financial effect of the business combination. SFAS No. 141R is effective for business combinations entered into in fiscal years beginning on or after December 15, 2008. Depending on the terms, conditions and details of the business combination, if any, that take place subsequent to January 1, 2009, SFAS No. 141R may have a material impact on the Company’s financial statements.

2.	Acquisition of Tinsley Group — PS&W, Inc.:

In order to further expand value-added and fabrication capabilities, on June 2, 2006, the Company purchased all of the outstanding stock of Tinsley Group — PS&W, Inc. (PS&W) for a final purchase price of $9.0 million, which included $6.6 million of goodwill. The results of PS&W have been fully consolidated in the Company’s financial results since June 2, 2006.

PS&W is a full service fabricating company that utilizes burning, forming, machining, welding and painting to produce a wide variety of fabrications for large original equipment manufacturers of heavy construction equipment. PS&W was founded in 1990 and currently operates in two facilities in North Carolina.

3.	Investments in Joint Ventures:

The Company and the United States Steel Corporation (USS) each own 50% of Olympic Laser Processing (OLP), a company that produced laser welded sheet steel blanks for the automotive industry. In January 2006, the Company and USS announced the closing of OLP. In conjunction with the closing, during the fourth quarter of

2005, the Company recorded a $3,500 charge for the disposition of the joint venture, consisting of $1,300 for the impairment of the Company’s investment in OLP and a then-estimated $2,200 to be funded under the Company’s guarantee of OLP’s debt. OLP ceased operations during the first quarter of 2006. Operating losses incurred by OLP during the first quarter of 2006 were recorded against the $3,500 reserve. During the second and third quarters of 2006, OLP began liquidating its remaining assets. Offers from third-parties to purchase the remaining assets were less than anticipated and the Company recorded an additional $2,000 charge in the second quarter of 2006 to reflect additional expected obligations under the guarantee of OLP’s debt. In December 2006, the Company advanced $3,200 to OLP to cover a loan guarantee. The Company believes the underlying value of OLP’s remaining assets, upon liquidation, will be sufficient to repay the advance at a later date.

The Company recorded 50% of OLP’s net income or loss to its Consolidated Statement of Operations as “Income (Loss) from Joint Ventures.”

Prior to May 1, 2006, the Company held a 49% ownership interest in G.S.P., LLC (GSP), a venture to support the flat-rolled steel requirements of the automotive industry as a Minority Business Enterprise. In order to gain full control of GSP, on May 1, 2006, the Company purchased the remaining 51% ownership interest for $100 and GSP ceased qualification as a Minority Business Enterprise.

During 2006, all of GSP’s bank debt was extinguished, thereby eliminating the Company’s 49% guarantee of GSP’s demand note bank agreement.

Since May 1, 2006, GSP’s results have been fully consolidated in the Company’s financial statements. Prior to May 2006, the Company, using the equity method of accounting, recorded 49% of GSP’s net income or loss to its Consolidated Statement of Operations as “Income (Loss) from Joint Ventures.”

In December 2007, GSP’s remaining assets were sold and it ceased operations.

4.	Property and Equipment:

Property and equipment consists of the following:

	Depreciable	As of December 31,
	Lives	2007	2006

Land	—	$9,954	$10,269
Land improvements	10	1,302	1,259
Buildings and improvements	30	63,605	61,347
Machinery and equipment	10-15	88,786	85,590
Furniture and fixtures	7	4,947	4,874
Computer equipment	5	8,245	6,663
Vehicles	5	33	33
Construction in progress	—	6,978	3,710

		$183,850	$173,745
Less accumulated depreciation		(94,199)	(86,386)

Net property and equipment		$89,651	$87,359

Construction in progress, as of December 31, 2007 and 2006, primarily consisted of capitalized costs associated with the Company’s new information system which is expected to begin implementation in 2008 and other information technology projects and upgrades.

5.	Inventories:

Steel inventories consisted of the following:

	As of December 31,
	2007	2006

Unprocessed	$133,319	$159,581
Processed and finished	45,211	51,157

Totals	$178,530	$210,738

6.	Debt:

Credit Facility

The Company’s secured bank-financing agreement (the Credit Facility) is a revolving credit facility collateralized by the Company’s accounts receivable, inventories and substantially all of its property and equipment. Borrowings are limited to the lesser of a borrowing base, comprised of eligible receivables and inventories or, effective with a July 2007 amendment, $130,000 in the aggregate. The maturity date of the Credit Facility is December 15, 2010, with annual extensions at the banks’ option.

The Credit Facility requires the Company to comply with various covenants, the most significant of which include: (i) minimum availability of $10,000, tested monthly; (ii) a minimum fixed charge coverage rate of 1.25, and a maximum leverage ratio of 1.75, which are tested quarterly; (iii) restrictions on additional indebtedness; and (iv) limitations on dividends, capital expenditures and investments. At December 31, 2007, the Company had approximately $110,000 of availability under the Credit Facility and the Company was in compliance with its covenants. The Credit Facility also contains an accordion feature which allows the Company to add up to $25,000 of additional revolver capacity in certain circumstances.

Outstanding checks are included as part of Accounts Payable on the accompanying Consolidated Balance Sheets and such checks totaled $13,900 as of December 31, 2007 and $16,900 as of December 31, 2006.

Scheduled Debt Maturities, Interest, Debt Carrying Values

The Company has no outstanding term loans. The overall effective interest rate for all debt amounted to 7.4%, 7.5% and 8.9% in 2007, 2006 and 2005, respectively. Interest paid totaled $3,392, $2,456, and $3,102 for the years ended December 31, 2007, 2006 and 2005, respectively. Average total debt outstanding was $46,389, $41,549 and $59,120 in 2007, 2006 and 2005, respectively.

The Company has not entered into interest rate transactions for speculative purposes or otherwise. The Company does not hedge its exposure to floating interest rate risk. However, the Company has the option to enter into 30- to 180- day fixed base rate Euro loans under the Credit Facility.

7.	Income Taxes:

The components of the Company’s provision (benefit) for income taxes from continuing operations were as follows:

	2007	2006	2005

Current:
Federal	$14,665	$17,776	$14,557
State and Local	2,158	3,230	2,763

	16,823	21,006	17,320
Deferred	(1,588)	(2,648)	(3,219)

	$15,235	$18,358	$14,101

The components of the Company’s deferred income taxes at December 31 are as follows:

	2007	2006

Deferred tax assets:
Inventory	$617	$923
Net operating loss and tax credit carryforwards	1,951	1,728
Intangibles	—	1,690
Allowance for doubtful accounts	542	630
Other	83	155
Accrued expenses	5,196	4,103

	8,389	9,229
Valuation reserve	(337)	(2,336)

Total deferred tax assets	8,052	6,893

Deferred tax liabilities:
Property and equipment	(6,587)	(7,949)
Intangibles	(742)
Other	(1,392)	(1,201)

Total deferred tax liabilities	(8,721)	(9,150)

Deferred tax liabilities, net	$(669)	$(2,257)

The Company adopted the provision of Financial Accounting Standards Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109 (FIN 48) on January 1, 2007. The adoption of FIN 48 did not have a material impact on the Company’s consolidated financial statements.

We had unrecognized tax benefits of $3,059 that, if recognized, would have a favorable impact on our income tax expense of $2,359.

The following table summarizes the activity related to our gross unrecognized tax benefits from January 1, 2007 to December 31, 2007:

Balance as of January 1, 2007	$773
Increases related to prior year tax positions	276
Decreases related to prior year tax positions	—
Increases related to current year tax positions	2,035
Decreases related to settlements with taxing authorities	—
Decreases related to lapsing of statute of limitations	(25)

Balance as of December 31, 2007	$3,059

It is expected that the amount of unrecognized tax benefits will change in the next twelve months; however, the Company does not expect the change to have a significant impact on its results of operations or financial position. The tax years 2004-2006 remain open to examination by major taxing jurisdictions to which the Company is subject.

The Company recognized interest related to uncertain tax positions in income tax expense. As of January 1, 2007 and December 31, 2007, the Company had approximately $48 and $342 of gross accrued interest related to uncertain tax positions, respectively.

The following table reconciles the U.S. federal statutory rate to the Company’s effective tax rate:

	2007	2006	2005

U.S. federal statutory rate	35.0%	35.0%	35.0%
State and local taxes, net of federal benefit	1.9%	1.6%	4.0%
Sec. 199 manufacturing deduction	(1.2)%	(1.0)%	(1.1)%
All other, net	1.9%	1.6%	1.1%

Effective income tax rate	37.6%	37.2%	39.0%

Taxes paid in 2007, 2006 and 2005 totaled $11,699, $19,255 and $16,852, respectively. Some subsidiaries of the Company’s consolidated group file state tax returns on a separate company basis and have state net operating loss carryforwards expiring over the next 4 to 20 years. A valuation allowance is recorded to reduce certain deferred tax assets to the amount that is more likely than not to be realized.

8.	Retirement Plans:

The Company’s retirement plans consist of a 401(k) plan for PS&W employees, a profit-sharing plan and a 401(k) plan covering all other non-union employees, two separate 401(k) plans covering all union employees and a supplemental executive retirement plan (SERP) covering certain executive officers of the Company.

Company contributions to the non-union profit-sharing plan are discretionary amounts as determined annually by the Board of Directors. The 401(k) retirement plans allow eligible employees to contribute up to the statutory maximum. The Company’s 401(k) matching contribution is determined annually by the Board of Directors and is based on a percentage of eligible employees’ earnings and contributions. For the non-union 401(k) retirement plan in 2007, 2006 and 2005, the Company matched one-half of each eligible employee’s contribution, limited to the first 6% of eligible compensation. The Company’s discretionary profit sharing contribution is determined annually by the Board of Directors.

Company contributions for each of the last three years for the union plans were 3% of eligible W-2 wages plus one half of the first 4% of each employee’s contribution.

In 2005, the Board of Directors adopted the SERP. Contributions to the SERP are based on: (i) a portion of the participants’ compensation multiplied by 13%; and (ii) a portion of the participants’ compensation multiplied by a factor which is contingent upon the Company’s return on invested capital. Benefits are subject to a vesting schedule of up to five years.

Retirement plan expense, which includes all Company 401(k), profit-sharing and SERP contributions, amounted to $3,019, $2,450 and $2,461 for the years ended December 31, 2007, 2006, and 2005, respectively.

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

The Option Plan terminates on January 5, 2009. Termination of the Option Plan will not affect outstanding options. As of December 31, 2007, there were no remaining shares of common stock available for grant under the Option Plan.

On January 1, 2006, the Company adopted the provisions of SFAS No. 123-R and elected to use the modified prospective transition method. The modified prospective transition method requires that compensation cost be recognized in the financial statements for all awards granted after the date of adoption as well as for existing awards for which the requisite service has not been rendered as of the date of adoption. The modified prospective transition does not require prior periods to be restated. Prior to the adoption of SFAS No. 123-R, the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principals Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The Company has elected to use the “short-cut method” to calculate the historical pool of windfall tax benefits upon adoption of SFAS No. 123-R. The election to use the “short-cut method” had no effect on the Company’s financial statements.

Under the intrinsic value method used prior to January 1, 2006, compensation expense for stock-based compensation was not recognized in our Consolidated Statements of Operations as all stock options granted by the Company had an exercise price equal to or greater than the market value of the underlying common stock on the option grant date.

The following table summarized the effect of the adoption of SFAS No. 123-R on the results of operations:

	For the Year Ended	For the Year Ended
	December 31, 2007	December 31, 2006

Stock option expense before taxes	$150	$127
Stock option expense after taxes	$93	$80
Impact per basic share	$0.01	$0.01
Impact per diluted share	$0.01	$0.01

All pre-tax charges related to stock option expense were included in the caption “Administrative and general” on the accompanying Consolidated Statements of Operations. Prior to the adoption of SFAS No. 123-R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flow in the Consolidated Statements of Cash Flow. SFAS No. 123-R requires the cash flow resulting from the tax deduction in excess of the compensation cost recognized for those options to be classified as financing cash flows. For the years ended December 31, 2007 and 2006, tax benefits realized from option exercises totaled $3.2 million and $2.4 million, respectively.

The fair value of each option grant was estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2007	2006	2005

Risk-free interest rate	4.58%	n/a	n/a
Expected life in years	10	n/a	n/a
Expected volatility	57.70%	n/a	n/a
Expected dividend yield	0.40%	n/a	n/a

The expected volatility assumption was derived by referring to changes in the Company’s historical common stock price over a timeframe similar to that of the expected life of the award.

The weighted average fair value of options granted during 2007 was $22.55. No options were granted during 2005 or 2006.

For periods prior to 2006, the following table illustrates the pro forma impact on net income and earnings per share as if the fair value based method had been applied on all outstanding and unvested awards in the period:

For the Year Ended
December 31, 2005

Net income, as reported	$22,092
Pro forma expense, net of tax	(348)

Pro forma net income	$21,744

Basic net income per share:
As reported	$2.18

Pro forma	$2.15

Diluted earnings per share:
As reported	$2.11

Pro forma	$2.08

The following table summarizes stock-based award activity during the year ended December 31, 2007:

			Weighted
			Average
		Weighted	Remaining
	Number of	Average Exercise	Contractual	Aggregate
	Shares	Price	Term	Intrinsic Value

Outstanding at December 31, 2006	477,140	$6.12
Granted	24,170	32.63
Exercised	(297,503)	4.94
Canceled	—	—

Outstanding at December 31, 2007	203,807	$10.99	5.41 years	$4,246

Exercisable at December 31, 2007	171,637	$7.98	4.78 years	$4,074

The total intrinsic value of stock options exercised during the years ended December 31, 2007 and 2006 was $8,400 and $6,300, respectively. Net cash proceeds from the exercise of stock options, exclusive of income tax benefits, were $1,500, $1,600, and $1,000 for the years ended December 31, 2007, 2006 and 2005, respectively. Income tax benefits of $3,200, $2,400 and $653 were realized from stock option exercises during the years ended December 31, 2007, 2006 and 2005, respectively. The fair value of options vested during the years ended December 31, 2007, 2006 and 2005 totaled $150, $146 and $320, respectively.

10.	Restricted Stock Units and Performance Share Units:

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

On May 1, 2007, the Compensation Committee of the Company’s Board of Directors approved the grant of 1,800 restricted stock units (RSUs) to each non-employee director. Subject to the terms of the Plan and the RSU agreement, the RSUs vested on January 1, 2008. The RSUs are not converted into shares of common stock until the director either resigns or is terminated from the Board of Directors.

On May 1, 2007, the Compensation Committee of the Company’s Board of Directors also granted 32,378 performance-earned restricted stock units (PERSUs) to the senior management of the Company. The PERSUs may be earned based on the Company’s performance over a 32-month period, beginning May 1, 2007, and will be converted into shares of common stock in 2010, based on the achievement of two separate financial measures: (1) the Company’s EBITDA (50% weighted); and (2) return on invested capital (50% weighted). No shares will be earned unless the threshold amounts for the performance measures are met. Up to 150% of the targeted amount of PERSUs may be earned.

The following table summarizes the activity related to RSUs and PERSUs for the twelve months ended December 31, 2007:

	Number of Shares
	RSUs	PERSUs

Unvested as of January 1, 2007	—	—
Granted	9,000	32,378
Vested	—	—
Forfeited	—	—

Unvested as of December 31, 2007	9,000	32,378

Under SFAS No. 123-R, stock compensation expense recognized on RSUs and PERSUs is summarized in the following table:

For the Year Ended
December 31, 2007

RSU and PERSU expense before taxes	$690
RSU and PERSU expense after taxes	$430
Impact per basic share	$0.04
Impact per diluted share	$0.04

All pre-tax charges related to RSUs and PERSUs were included in the caption “Administrative and General” on the accompanying Consolidated Statement of Operations.

11.	Commitments and Contingencies:

The Company leases certain warehouses, sales offices and machinery and equipment under long-term lease agreements. All leases are classified as operating and expire at various dates through 2015. In some cases the leases include options to extend. Rent and lease expense was $4,223 $3,547 and $2,313 for the years ended December 31, 2007, 2006, and 2005, respectively.

Future minimum lease payments as of December 31, 2007 are as follows:

2008	$4,113
2009	3,543
2010	2,120
2011	1,225
2012	474
Thereafter	342

$11,817

The Company is party to various legal actions that it believes are ordinary in nature and incidental to the operation of its business. In the opinion of management, the outcome of the proceedings to which the Company is currently a party will not have a material adverse effect upon its results of operations, financial condition or cash flows.

In the normal course of business, the Company periodically enters into agreements that incorporate indemnification provisions. While the maximum amount to which the Company may be exposed under such agreements can not be estimated, it is the opinion of management that these indemnifications are not expected to have a material adverse effect on the Company’s results of operations or financial condition.

As of December 31, 2007, approximately 200 of the Company’s hourly plant personnel at its Minneapolis and Detroit facilities are represented by four separate collective bargaining units. A collective bargaining agreement covering approximately five Detroit maintenance workers expired on July 31, 2007. Employees covered under this agreement continue to operate as a new agreement is negotiated. Collective bargaining agreements covering other employees expire in 2009 and subsequent years.

12.	Related Party Transactions:

Prior to 2006, a related entity handled a portion of the freight activity for the Company’s Cleveland operation. Payments to this entity totaled $567 for the year ended December 31, 2005. The related entity ceased operations in June 2005. There was no common ownership or management of this entity with the Company. Another related entity owns one of the Cleveland warehouses and leases it to the Company at an annual rental of $195. The lease was renewed in June 2000 for a 10-year term with one remaining renewal option for an additional 10 years.

The Company purchased several insurance policies through an insurance broker that formerly employed one of the Company’s directors. Commissions paid to the insurance broker totaled $106, $100 and $99 in 2007, 2006 and 2005, respectively.

A Company Director serves on the Board of Advisors for a firm that provides psychological testing profiles for new hires to the Company. Fees paid to the firm totaled $11, $11 and $13 in 2007, 2006 and 2005, respectively.

13.	Supplemental Cash Flow Information:

Supplemental schedule of non-cash investing activities for 2006:

In May 2006, the Company purchased the remaining 51% interest in the GSP joint venture and in June 2006, the Company acquired all of the outstanding stock of PS&W. In conjunction with these acquisitions, liabilities were assumed as follows:

	PS&W	GSP

Fair value of assets acquired (including goodwill)	$17,562	$5,419
Termination of existing equity method investment in joint venture	—	(63)
Cash paid for stock/ownership interest	(8,965)	(100)

Liabilities assumed	$8,597	$5,256

14.	Shareholder Rights Plan:

On January 31, 2000, the Company’s Board of Directors approved the adoption of a share purchase rights plan. The terms and description of the plan are set forth in a rights agreement, dated January 31, 2000, between the Company and National City Bank, as rights agent (the Rights Agreement). The Board of Directors declared a dividend distribution of one right for each share of common stock of the Company outstanding as of the March 6, 2000 record date. The Rights Agreement also provides, subject to specified exceptions and limitations, that common stock issued or delivered from the Company’s treasury after the record date will be accompanied by a right. Each right entitles the holder to purchase one-one-hundredth of a share of Series A Junior Participating Preferred stock, without par value, at a price of $20 per one one-hundredth of a preferred share (a Right). The Rights expire on March 6, 2010, unless earlier redeemed, exchanged or amended. Rights become exercisable to purchase preferred shares following the commencement of certain tender offer or exchange offer solicitations resulting in beneficial ownership of 15% or more of the Company’s outstanding common shares, as defined in the Rights Agreement.

SUPPLEMENTAL FINANCIAL INFORMATION
Unaudited Quarterly Results of Operations
(in thousands, except per share amounts)

2007	1st	2nd	3rd	4th	Year

Net sales	$259,405	$277,413	$256,089	$236,056	$1,028,963
Operating income	9,410	15,871	10,678	7,365	43,324
Income before income taxes	8,383	15,018	10,038	7,066	40,505
Net income	$5,252	$9,446	$6,029	$4,543	$25,270
Basic net income per share	$0.50	$0.89	$0.56	$0.42	$2.38
Weighted average shares outstanding — basic	10,435	10,603	10,727	10,728	10,628
Diluted net income per share	$0.49	$0.88	$0.56	$0.42	$2.35
Weighted average shares outstanding — diluted	10,664	10,753	10,821	10,814	10,763
Market price of common stock: (a)
High	$31.72	$34.99	$31.59	$33.20	$34.99
Low	21.03	28.54	21.79	23.00	21.03

2006	1st	2nd	3rd	4th	Year

Net sales	$238,871	$256,155	$259,917	$226,061	$981,004
Operating income	12,834	16,042	18,751	6,593	54,220
Income before income taxes	12,573	13,667	17,853	5,313	49,406
Net income	$7,981	$8,371	$10,935	$3,761	$31,048
Basic net income per share	$0.78	$0.80	$1.05	$0.36	$2.99
Weighted average shares outstanding — basic	10,259	10,416	10,429	10,429	10,383
Diluted net income per share	$0.76	$0.79	$1.03	$0.35	$2.92
Weighted average shares outstanding — diluted	10,568	10,661	10,663	10,651	10,633
Market price of common stock: (a)
High	$32.00	$37.86	$39.49	$28.77	$39.49
Low	23.18	28.31	23.76	21.20	21.20

(a)	Represents the high and low sales quotations of our Common Stock as reported by the Nasdaq Global Market.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Evaluations required by Rule 13a-15 of the Securities Exchange Act of 1934 of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this Annual Report have been carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer. Based upon such evaluations, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2007 in providing reasonable assurance that information required to be disclosed by the Company in reports filed under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management’s Report on Internal Control Over Financial Reporting is set forth in Part II, Item 8 of this Annual Report on Form 10-K and is incorporated herein. PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting that is set forth in Part II, Item 8 of this Annual Report and is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

On March 13, 2008, the Company amended the Management Retention Agreement of Richard T. Marabito, Chief Financial Officer. The amendment provides that in the event of a change in control, Mr. Marabito will receive a lump-sum payment equal to two times the average of the last three calendar years’ base salary, bonus and dollar value of all employee benefits (other than medical, dental, disability and life insurance coverage. Under the original terms of the agreement, Mr. Marabito would have received a lump-sum payment equal to the average amount of such items over the last three calendar years, in the event of a change in control.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

Information required by Item 10 as to the executive officers is provided in Part I, Item 1 of this Annual Report on Form 10-K and is incorporated by reference into this section. Other information required by Item 10 will be incorporated herein by reference to the information set forth in the Company’s definitive proxy statement for its 2008 Annual Meeting of Shareholders.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by Item 11 will be incorporated herein by reference to the information set forth in the Company’s definitive proxy statement for its 2008 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by Item 12 will be incorporated herein by reference to the information set forth in the Company’s definitive proxy statement for its 2008 Annual Meeting of Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by Item 13 will be incorporated herein by reference to the information set in the Company’s definitive proxy statement for its 2008 Annual Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by Item 14 will be incorporated herein by reference to the information set forth in the Company’s definitive proxy statement for its 2008 Annual Meeting of Shareholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) The following financial statements are included in Part II, Item 8:

Report of Independent Registered Public Accounting Firm

Management’s Report on Internal Control Over Financial Reporting

Consolidated Statements of Operations for the Years Ended December 31, 2007, 2006 and 2005

Consolidated Balance Sheets as of December 31, 2007 and 2006

Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2007, 2006 and 2005

Notes to Consolidated Financial Statements for the Years Ended December 31, 2007, 2006 and 2005

(a)(2) Financial Statement Schedules. All schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements including notes thereto.

(a)(3) Exhibits. The Exhibits filed herewith are set forth on the Index to Exhibits filed as part of this Annual Report and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OLYMPIC STEEL, INC.
March 14, 2008

By:	/s/ Richard T. Marabito
Richard T. Marabito,
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated and on the 14th day of March, 2008.

/s/ Michael D. Siegal* Michael D. Siegal Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 14, 2008

/s/ David A. Wolfort* David A. Wolfort President, Chief Operating Officer and Director	March 14, 2008

/s/ Richard T. Marabito* Richard T. Marabito Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 14, 2008

/s/ Ralph M. Della Ratta, Jr.* Ralph M. Della Ratta, Jr., Director	March 14, 2008

/s/ Martin H. Elrad* Martin H. Elrad, Director	March 14, 2008

/s/ Thomas M. Forman* Thomas M. Forman, Director	March 14, 2008

/s/ James B. Meathe* James B. Meathe, Director	March 14, 2008

/s/ Howard L. Goldstein* Howard L. Goldstein, Director	March 14, 2008

*	The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to the Powers of Attorney executed by the above-named officers and directors of the Company and filed with the Securities and Exchange Commission on behalf of such officers and directors.

By: /s/ Richard T. Marabito Richard T. Marabito, Attorney-in-Fact	March 14, 2008

OLYMPIC STEEL, INC.

INDEX TO EXHIBITS

Exhibit		Description of Document	Reference

2.1		Stock Purchase Agreement dated May 19, 2006 with Goldstar Holdings Limited, a subsidiary of the Eliza Tinsley Group PLC and the sole shareholder of Tinsley Group-PS&W, Inc., and Goldstar Holding’s joint administrators	Incorporated by reference to Exhibit 2.1 to Olympic Steel, Inc.’s (SEC File No. 000-23320) (the “Registrant”) Form 10-Q filed with the Commission on August 9, 2006.
3	.1(i)	Amended and Restated Articles of Incorporation	Incorporated by reference to Exhibit 4.2 to Registrant’s Registration Statement on Form S-8 (No. 333-1439001) (the “S-8 Registration Statement”) filed with the Commission on June 20, 2007.
3	.1(ii)	Amended and Restated Code of Regulations	Incorporated by reference to Exhibit 3.1(ii) to the S-1 Registration Statement filed with the Commission on January 12, 1994.
4.1		Amended and Restated Credit Agreement dated December 30, 2002 by and among the Registrant, three banks and Comerica Bank, as Administrative Agent	Incorporated by reference to Exhibit 4.1 to Registrant’s Form 10-K filed with the Commission on March 28, 2003.
4.2		Amendment No. 1 to Amended and Restated Credit Agreement dated February 6, 2003 by and among the Registrant, five banks and Comerica Bank, as Administrative Agent	Incorporated by reference to Exhibit 4.2 to Registrant’s Form 10-K filed with the Commission on March 28, 2003.
4.3		Amendment No. 2 to Amended and Restated Credit Agreement dated March 15, 2003 by and among the Registrant, five banks and Comerica Bank, as Administrative Agent	Incorporated by reference to Exhibit 4.3 to Registrant’s Form 10-K filed with the Commission on March 30, 2004.
4.4		Amendment No. 3 to Amended and Restated Credit Agreement dated June 30, 2003 by and among the Registrant, five banks and Comerica Bank, as Administrative Agent	Incorporated by reference to Exhibit 4.4 to Registrant’s Form 10-K filed with the Commission on March 30, 2004.
4.5		Amendment No. 4 to Amended and Restated Credit Agreement dated December 26, 2003 by and among the Registrant, five banks and Comerica Bank, as Administrative Agent	Incorporated by reference to Exhibit 4.5 to Registrant’s Form 10-K filed with the Commission on March 30, 2004.
4.6		Amendment No. 5 to Amended and Restated Credit Agreement and Waiver dated February 9, 2004 by and among the Registrant, five banks and Comerica Bank, as Administrative Agent	Incorporated by reference to Exhibit 4.6 to Registrant’s Form 10-K filed with the Commission on March 30, 2004.
4.7		Rights Agreement dated as of January 31, 2000 (Including Form of Certificate of Adoption of Amendment to Amended Articles of Incorporation as Exhibit A thereto, together with a Summary of Rights to Purchase Preferred Stock)	Incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-K filed with the Commission on February 15, 2000.
4.8		Amendment No. 6 to Amended and Restated Credit Agreement and Waiver dated May 21, 2004 by and among the Registrant, five banks and Comerica Bank, as Administrative Agent	Incorporated by reference to Exhibit 4.8 to Registrant’s Form 10-Q filed with the Commission on August 16, 2004.

Exhibit		Description of Document	Reference

4.9		Amendment No. 7 to Amended and Restated Credit Agreement dated August 26, 2004 by and among the Registrant, five banks and Comerica Bank, as Administrative Agent	Incorporated by reference to Exhibit 4.9 to Registrant’s Form 10-K filed with the Commission on March 14, 2005.
4.10		Amendment No. 8 to Amended and Restated Credit Agreement dated February 25, 2005 by and among the Registrant, five banks and Comerica Bank, as Administrative Agent	Incorporated by reference to Exhibit 4.10 to Registrant’s Form 10-K filed with the Commission on March 14, 2005.
4.11		Amendment No. 9 to Amended and Restated Credit Agreement dated March 31, 2005 by and among the Registrant, five banks and Comerica Bank, as Administrative Agent	Incorporated by reference to Exhibit 4.11 to Registrant’s Form 8-K filed with the Commission on April 1, 2005.
4.12		Amendment No. 10 to Amended and Restated Credit Agreement dated June 24, 2005 by and among the Registrant, five banks and Comerica Bank, as Administrative Agent	Incorporated by reference to Exhibit 4.12 to Registrant’s Form 8-K filed with the Commission on June 24, 2005.
4.13		Amendment No. 11 to Amended and Restated Credit Agreement dated April 26, 2006 by and among the Registrant, five banks and Comerica Bank, as Administrative Agent	Incorporated by reference to Exhibit 4.13 to Registrant’s Form 8-K filed with the Commission on April 28, 2006.
4.14		Amendment No. 12 to Amended and Restated Credit Agreement dated September 29, 2006 by and among the Registrant, five banks and Comerica Bank, as Administrative Agent	Incorporated by reference to Exhibit 4.14 to Registrant’s Form 8-K filed with the Commission on October 3, 2006.
4.15		Amendment No. 13 to Amended and Restated Credit Agreement dated April 30, 2007 by and among the Registrant, five banks and Comerica Bank, as Administrative Agent	Incorporated by reference to Exhibit 4.15 to Registrant’s Form 8-K filed with the Commission on April 30, 2007.
4.16		Amendment No. 14 to Amended and Restated Credit Agreement dated July 18, 2007 by and among the Registrant, five banks and Comerica Bank, as Administrative Agent	Incorporated by reference to Exhibit 4.16 to Registrant’s Form 8-K filed with the Commission on July 18, 2007.
4.17		Amendment No. 15 to Amended and Restated Credit Agreement dated November 28, 2007 by and among the Registrant, four banks and Comerica Bank, as Administrative Agent	Incorporated by reference to Exhibit 4.17 to Registrant’s Form 8-K filed with the Commission on November 28, 2007.
10	.1*	Olympic Steel, Inc. Stock Option Plan	Incorporated by reference to Exhibit 10.1 to the S-1 Registration Statement filed with the Commission on January 12, 1994.
10.2		Lease, dated as of July 1, 1980, as amended, between S.M.S. Realty Co., a lessor, and the Registrant, as lessee, relating to one of the Cleveland facilities	Incorporated by reference to Exhibit 10.3 to the S-1 Registration Statement filed with the Commission on January 12, 1994.
10.3		Intentionally omitted
10.4		Lease, dated as of November 30, 1987, as amended, between Tinicum Properties Associates L.P., as lessor, and the Registrant, as lessee, relating to Registrant’s Lester, Pennsylvania facility	Incorporated by reference to Exhibit 10.4 to the S-1 Registration Statement filed with the Commission on January 12, 1994.

Exhibit		Description of Document	Reference

10.5		Operating Agreement of Trumark Steel & Processing, LLC, dated April 1, 2002, by and among The Goss Group, Inc., and Oly Steel Welding, Inc.	Incorporated by reference to Exhibit 10.5 to Registrant’s Form 10-Q filed with the Commission on May 15, 2002.
10.6		Intentionally omitted
10.7		Operating Agreement of OLP, LLC, dated April 4, 1997, by and between the U.S. Steel Group of USX Corporation and Oly Steel Welding, Inc.	Incorporated by reference to Exhibit 10.9 to Registrant’s Form 10-Q filed with the Commission on May 5, 1997.
10	.8*	Form of Management Retention Agreement for Senior Executive Officers of the Company	Incorporated by reference to Exhibit 10.8 to Registrant’s Form 10-Q filed with the Commission on August 7, 2000.
10	.9*	Form of Management Retention Agreement for Other Officers of the Company	Incorporated by reference to Exhibit 10.9 to Registrant’s Form 10-Q filed with the Commission on August 7, 2000.
10	.10*	David A. Wolfort Employment Agreement effective as of January 1, 2006	Incorporated by reference to Exhibit 10.10 to Registrant’s Form 8-K filed with the Commission on December 23, 2005.
10.11		Intentionally omitted
10	.12*	Michael D. Siegal Employment Agreement dated August 8, 2006	Incorporated by reference to Exhibit 10.12 to Registrant’s Form 10-Q filed with the Commission on August 9, 2006.
10	.13*	Richard T. Marabito Employment Agreement dated August 8, 2006	Incorporated by reference to Exhibit 10.13 to Registrant’s Form 10-Q filed with the Commission on August 9, 2006.
10	.14*	Olympic Steel, Inc. Executive Deferred Compensation Plan dated December 15, 2004	Incorporated by reference to Exhibit 10.14 to Registrant’s Form 10-K filed with the Commission on March 14, 2005.
10	.15*	Form of Non-Solicitation Agreements	Incorporated by reference to Exhibit 10.15 to Registrant’s Form 8-K filed with the Commission on March 4, 2005.
10	.16*	Form of Management Retention Agreement	Incorporated by reference to Exhibit 10.16 to Registrant’s Form 10-Q filed with the Commission on August 8, 2005.
10	.17*	Supplemental Executive Retirement Plan Term Sheet	Incorporated by reference to Exhibit 99.1 to Registrant’s Form 8-K filed with the Commission on January 5, 2006.
10	.18*	Summary of Non-Employee Director Compensation	Incorporated by reference to Exhibit 10.18 to Registrant’s Form 10-K filed with the Commission on March 15, 2006.
10	.19*	Summary of Senior Management Compensation Plan	Incorporated by reference to Exhibit 10.19 to Registrant’s Form 10-K filed with the Commission on March 15, 2006.
10	.20*	Olympic Steel, Inc. Supplemental Executive Retirement Plan	Incorporated by reference to Exhibit 10.20 to Registrant’s Form 8-K filed with the Commission on April 28, 2006.
10	.21*	Olympic Steel, Inc. 2007 Omnibus Incentive Plan	Incorporated by reference to Exhibit 10.21 to Registrant’s Form 8-K filed with the Commission on May 3, 2007.

Exhibit		Description of Document	Reference

10	.22*	Form of Performance-Earned Restricted Stock Unit (PERS Unit) Agreement for Messrs. Siegal, Wolfort and Marabito	Incorporated by reference to Exhibit 10.22 to Registrant’s Form 10-Q filed with the Commission on August 8, 2007.
10	.23*	Form of Performance-Earned Restricted Stock Unit (PERS Unit) Agreement for Mr. Manson and Ms. Potash	Incorporated by reference to Exhibit 10.23 to Registrant’s Form 10-Q filed with the Commission on August 8, 2007.
10	.24*	Amendment to Management Retention Agreement with Richard T. Marabito dated March 13, 2008	Filed herewith
21		List of Subsidiaries	Filed herewith
23		Consent of Independent Registered Public Accounting Firm	Filed herewith
24		Directors and Officers Powers of Attorney	Filed herewith
31.1		Certification of the Principal Executive Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2		Certification of the Principal Financial Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1		Written Statement of Michael D. Siegal, Chairman and Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2		Written Statement of Richard T. Marabito, Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

*	This exhibit is a management contract or compensatory plan or arrangement.