Form 10-Q
period 2008-03-31
OLYMPIC STEEL INC
filed 2008-05-02
CIK 917470

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

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
Large accelerated filer ☐            Accelerated filer ☑                      Non-accelerated filer ☐                                   Smaller reporting company ☐
                          (Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 2, 2008

Common stock, without par value	10,847,143

1 of 59

Olympic Steel, Inc.

2 of 59

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
Olympic Steel, Inc.
Consolidated Balance Sheets
(in thousands)

	March 31,	December 31,
	2008	2007
	(unaudited)
Assets

Cash and cash equivalents	$5,286	$7,707
Accounts receivable, net	120,433	88,414
Inventories	195,024	178,530
Prepaid expenses and other	3,998	8,737

Total current assets	324,741	283,388

Property and equipment, at cost	191,668	183,850
Accumulated depreciation	(96,185)	(94,199)

Net property and equipment	95,483	89,651

Goodwill	6,583	6,583
Other long-term assets	6,322	6,461

Total assets	$433,129	$386,083

Liabilities

Accounts payable	$105,283	$73,408
Accrued payroll	9,273	9,393
Other accrued liabilities	14,232	9,489

Total current liabilities	128,788	92,290

Credit facility revolver	12,731	16,707
Other long-term liabilities	8,521	9,779
Deferred income taxes	3,942	3,787

Total liabilities	153,982	122,563

Shareholders’ Equity

Preferred stock	—	—
Common stock	117,482	114,582
Retained earnings	161,665	148,938

Total shareholders’ equity	279,147	263,520

Total liabilities and shareholders’ equity	$433,129	$386,083

The accompanying notes are an integral part of these balance sheets.

3 of 59

Olympic Steel, Inc.
Consolidated Statements of Operations
(in thousands, except per share and tonnage data)

	Three Months Ended
	March 31,
	2008	2007
	(unaudited)
Tons sold

Direct	280,003	273,326
Toll	35,421	38,263

	315,424	311,589

Net sales	$274,875	$259,405

Costs and expenses
Cost of materials sold (exclusive of depreciation shown below)	208,607	212,031
Warehouse and processing	15,764	13,675
Administrative and general	13,109	10,264
Distribution	7,042	6,309
Selling	4,890	3,781
Occupancy	1,952	1,753
Depreciation	2,284	2,182

Total costs and expenses	253,648	249,995

Operating income	21,227	9,410
Interest and other expense on debt	27	1,027

Income before income taxes	21,200	8,383
Income tax provision	8,039	3,131

Net income	$13,161	$5,252

Earnings per share:
Net income per share — basic	$1.22	$0.50

Weighted average shares outstanding — basic	10,771	10,435

Net income per share — diluted	$1.21	$0.49

Weighted average shares outstanding — diluted	10,851	10,664

The accompanying notes are an integral part of these statements.

4 of 59

Olympic Steel, Inc.
Consolidated Statements of Cash Flows
For the Three Months Ended March 31,
(in thousands)

	2008	2007
	(unaudited)
Cash flows from (used for) operating activities:
Net income	$13,161	$5,252
Adjustments to reconcile net income to net cash from operating activities -
Depreciation	2,284	2,182
Gain on disposition of property and equipment	(30)	—
Stock-based compensation	412	7
Other long-term assets	139	(2,946)
Other long-term liabilities	(1,258)	(2,391)
Long-term deferred income taxes	155	(448)

	14,863	1,656

Changes in working capital:
Accounts receivable	(32,019)	(23,252)
Inventories	(16,494)	20,750
Prepaid expenses and other	4,739	1,805
Accounts payable	35,600	18,504
Accrued payroll and other accrued liabilities	4,623	1,876

	(3,551)	19,683

Net cash from operating activities	11,312	21,339

Cash flows from (used for) investing activities:
Capital expenditures	(8,116)	(2,093)
Proceeds from disposition of property and equipment	30	—

Net cash used for investing activities	(8,086)	(2,093)

Cash flows from (used for) financing activities:
Credit facility revolver payments, net	(3,976)	(18,081)
Change in outstanding checks	(3,725)	(1,154)
Proceeds from exercise of stock options (including tax benefit)
and employee stock purchases	2,488	257
Dividends paid	(434)	(313)

Net cash used for financing activities	(5,647)	(19,291)

Cash and cash equivalents:
Net change	(2,421)	(45)
Beginning balance	7,707	5,211

Ending balance	$5,286	$5,166

The accompanying notes are an integral part of these statements.

5 of 59

Olympic Steel, Inc.
Notes to Consolidated Financial Statements
March 31, 2008
(1) Basis of Presentation:
The accompanying consolidated financial statements have been prepared from the financial records of Olympic Steel, Inc. and its wholly-owned subsidiaries (collectively Olympic or the Company), without audit and reflect all normal and recurring adjustments which are, in the opinion of management, necessary to fairly present the results of the interim periods covered by this report. Year-to-date results are not necessarily indicative of 2008 annual results and these financial statements should be read in conjunction with the Company’s 2007 Annual Report on Form 10-K for the period ended December 31, 2007. All significant intercompany transactions and balances have been eliminated in consolidation.
(2) Accounts Receivable:
The Company maintained allowances for doubtful accounts and unissued credits of $3.4 million and $2.9 million at March 31, 2008 and December 31, 2007, respectively. The allowance for doubtful accounts is maintained at a level considered appropriate based on historical experience and specific customer collection issues that have been identified. Estimations are based upon a calculated percentage of accounts receivable, which remains fairly level from year to year, and judgments about the probable effects of economic conditions on certain customers, which can fluctuate significantly from year to year. The Company cannot guarantee that the rate of future credit losses will be similar to past experience. The Company considers all available information when assessing each quarter the adequacy of its allowance for doubtful accounts.

6 of 59

(3) Inventories:
Steel inventories consist of the following:

(in thousands)	March 31, 2008	December 31, 2007
Unprocessed	$144,953	$133,319
Processed and finished	50,071	45,211

Totals	$195,024	$178,530

(4) Investments in Joint Ventures:
The Company and the United States Steel Corporation (USS) each own 50% of Olympic Laser Processing (OLP), a company that produced laser welded sheet steel blanks for the automotive industry. OLP ceased operations during the first quarter of 2006. In December 2006, the Company advanced $3.2 million to OLP to cover a loan guarantee. As of March 31, 2008, the advance to OLP was valued at $2.5 million on the Company’s Consolidated Balance Sheet. The Company believes the underlying value of OLP’s remaining real estate, upon liquidation, will be sufficient to repay the advance at a later date.
(5) Debt:
The Company’s secured bank-financing agreement (the Credit Facility) is a revolving credit facility collateralized by the Company’s accounts receivable, inventories, and substantially all of its property and equipment. Borrowings are limited to the lesser of a borrowing base, comprised of eligible receivables and inventories, or effective with a July 2007 amendment, $130 million in the aggregate. The maturity date of the Credit Facility is December 15, 2010, with annual extensions at the banks’ option.
The Credit Facility requires the Company to comply with various covenants, the most significant of which include: (i) minimum availability of $10 million, tested monthly; (ii) a minimum fixed charge coverage ratio of 1.25, and a maximum leverage ratio of 1.75, which are tested quarterly; (iii) restrictions on additional indebtedness; and (iv) limitations on dividends, capital expenditures and investments. At March 31, 2008, the Company had approximately $114 million of availability under the Credit Facility and the Company was in compliance with its

7 of 59

covenants. The Credit Facility also contains an accordion feature which allows the Company to add up to $25 million of additional revolver capacity in certain circumstances.
Outstanding checks are included as part of Accounts Payable on the accompanying Consolidated Balance Sheets and such checks totaled $17.7 million as of March 31, 2008 and $13.9 million as of December 31, 2007.
(6) Shares Outstanding and Earnings Per Share:
Earnings per share have been calculated based on the weighted average number of shares outstanding as set forth below:

	For the Three Months
	Ended March 31,
(in thousands, except per share data)	2008	2007
Weighted average shares outstanding	10,771	10,435
Assumed exercise of stock options and issuance of stock awards	80	229

Weighted average diluted shares	10,851	10,664

Net income	$13,161	$5,252

Basic earnings per share	$1.22	$0.50

Diluted earnings per share	$1.21	$0.49

(7) Stock Options:
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

8 of 59

the fair market value of a share of common stock at the grant date. Options vest over periods ranging from six months to five years and all expire 10 years after the grant date.
The Option Plan terminates on January 5, 2009. Termination of the Option Plan will not affect outstanding options. As of March 31, 2008, there were no remaining shares of common stock available for grant under the Option Plan.
On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123-R (SFAS No. 123-R), Share-Based Payment, and elected to use the modified prospective transition method. The modified prospective transition method required that compensation cost be recognized in the financial statements for all awards granted after the date of adoption as well as for existing awards for which the requisite service has not been rendered as of the date of the adoption. The modified prospective transition did not require prior periods to be restated. Prior to the adoption of SFAS No. 123-R, the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and Related Interpretations. The Company has elected to use the “short-cut method” to calculate the historical pool of windfall tax benefits upon adoption of SFAS No. 123-R. The election to use the “short-cut method” had no effect on the Company’s financial statements.
Under the intrinsic value method used prior to January 1, 2006, compensation expense for stock-based compensation was not recognized in the Company’s Consolidated Statements of Operations as all stock options granted by the Company had an exercise price equal to or greater than the market value of the underlying common stock on the option grant date.
The following table summarizes the effect of the impact of SFAS No. 123-R on the results of operations:

	For the Three Months
	Ended March 31,
(in thousands, except per share data)	2008	2007
Stock option expense before taxes	$53	$7
Stock option expense after taxes	32	5
Impact per basic share	$—	$—
Impact per diluted share	$—	$—

9 of 59

All pre-tax charges related to stock options were included in the caption “Administrative and General” on the accompanying Consolidated Statement of Operations.
No options were granted during the first quarter of 2008. Options to purchase 24,170 shares of common stock were granted during the second quarter of 2007. The fair value of options granted during 2007 was $22.55 per share.
The fair value of each option grant was estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2008	2007
Risk-free interest rate	N/A	4.58%
Expected life in years	N/A	10
Expected volatility	N/A	57.7%
Expected dividend yield	N/A	0.4%
The expected volatility assumption was derived by referring to changes in the Company’s historical common stock prices over a timeframe similar to that of the expected life of the award.
The following table summarizes stock option award activity during the three months ended March 31, 2008:

			Weighted	Aggregate
	Number of	Weighted Average	Average Remaining	Intrinsic Value
	Options	Exercise Price	Contractual Term	(in thousands)
Outstanding at December 31, 2007	203,807	$10.99
Granted	—	—
Exercised	(117,400)	8.17
Canceled	—	—

Outstanding at March 31, 2008	86,407	$14.81	6.3 years	$2,587

Exercisable at March 31, 2008	56,237	$7.58	4.8 years	$2,090

The total intrinsic value of stock options exercised during the three months ended March 31, 2008 and 2007 were $4.0 million and $337 thousand, respectively. Net cash proceeds from the exercise of stock options were $959 thousand and $123 thousand for the three months ended March 31, 2008 and 2007, respectively. Income tax benefits of $1.5 million and $128 thousand were realized from stock option exercises during the three months ended March 31, 2008 and 2007, respectively. The fair value of options vested during the three months ended March 31, 2008 and 2007 totaled $53 thousand and $7 thousand, respectively.

10 of 59

As of March 31, 2008, approximately $429 thousand of expense, before taxes, with respect to non-vested stock option awards has yet to be recognized and will be amortized into expense over a weighted-average period of 1.52 years.
(8) Restricted Stock Units and Performance Share Units:
At the Annual Meeting of Shareholders held on April 27, 2007, the shareholders of the Company approved the Olympic Steel 2007 Omnibus Incentive Plan (the Plan). The Plan authorizes the Company to grant stock options, stock appreciation rights, restricted shares, restricted share units, performance shares, and other stock- and cash-based awards to employees and Directors of, and consultants to, the Company and its affiliates. Under the plan, 500,000 shares of common stock are available for grants.
On May 1, 2007 and January 2, 2008, the Compensation Committee of the Company’s Board of Directors approved the grant of 1,800 restricted stock units (RSUs) to each non-employee Director. Subject to the terms of the Plan and the RSU agreement, the RSUs vest at the end of 2007 and 2008, respectively. The RSUs are not converted into shares of Common Stock until the Board member either resigns or is terminated from the Board of Directors.
The Compensation Committee of the Company’s Board of Directors also granted 32,378 and 34,379 performance-earned restricted stock units (PERSUs) to the senior management of the Company on May 1, 2007 and January 2, 2008, respectively. The PERSUs may be earned based on the Company’s performance for periods ranging from 32 to 36 months from the date of grant, and would be converted to shares of common stock based on the achievement of two separate financial measures: (1) the Company’s EBITDA (50% weighted); and (2) return on invested capital (50% weighted). No shares will be earned unless the threshold amounts for the performance measures are met. Up to 150% of the targeted amount of PERSUs may be earned.

11 of 59

The following table summarizes the activity related to RSUs and PERSUs for the three months ended March 31, 2008:

	RSU’s		PERSU’s
	Vested	Unvested	Vested	Unvested
Balance as of December 31, 2007	—	9,000	—	32,378
Granted	—	9,000	—	34,379
Vested	9,000	(9,000)	—	—
Forfeited	—		—	—

Balance as of March 31, 2008	9,000	9,000	—	66,757

Under SFAS No. 123-R, stock-based compensation expense recognized on RSUs and PERSUs for the three months ended March 31, 2008 and 2007, respectively, is summarized in the following table:

	For the Three Months
	Ended March 31,
(in thousands, except per share data)	2008	2007
Stock award expense before taxes	$360	$—
Stock award expense after taxes	223	—
Impact per basic share	$0.02	$—
Impact per diluted share	$0.02	$—
All pre-tax charges related to RSUs and PERSUs were included in the caption, “Administrative and General,” on the accompanying Consolidated Statement of Operations.
(9) Supplemental Cash Flow Information:
Interest paid during the first three months of 2008 totaled $261 thousand, compared to $1.2 million in the first three months of 2007. Income taxes paid during the first three months of 2008 and 2007 totaled $835 thousand and $959 thousand, respectively.

12 of 59

(10) Impact of Recently Issued Accounting Pronouncements:
In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes: an Interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with Statement of Financial Account Standards No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement principles for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The Company adopted FIN 48 on January 1, 2007. The adoption had no effect on the opening balance of retained earnings as of January 1, 2007.
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (SFAS No. 157), Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement was initially effective as of January 1, 2008, but in February 2008, the FASB delayed the effective date for applying the standard to non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. We adopted SFAS No. 157 as of January 1, 2008 for assets and liabilities within its scope and the impact was immaterial to our financial statements. Non-financial assets and non-financial liabilities for which we have not applied the provisions of SFAS No. 157 included those measured at fair value in goodwill impairment testing.
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 (SFAS No. 160), Noncontrolling Interests in Consolidated Financial Statements — an Amendment of Accounting Research Bulletin No. 51. SFAS No. 160 requires all entities to report noncontrolling interests in subsidiaries (also known as minority interests) as a separate component of equity in the consolidated statement of financial position, to clearly identify consolidated net income attributable to the parent and to the noncontrolling interest on the face of the consolidated statement of income and to provide sufficient disclosure that clearly identifies and distinguishes between the interest of the parent and the interests of controlling owners. SFAS No. 160 is effective as of January 1, 2009. The Company is currently evaluating SFAS No. 160; however, it does not expect any material financial statement implications relating to the adoption of this Statement, as the Company does not currently have any non-controlling interests in its subsidiaries.

13 of 59

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R (SFAS No. 141R), Business Combinations. This Statement requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed and requires the acquirer to disclose certain information related to the nature and financial effect of the business combination. SFAS No. 141R is effective for business combinations entered into in fiscal years beginning on or after December 15, 2008. Depending on the terms, conditions and details of the business combination, if any, that take place subsequent to January 1, 2009, SFAS No. 141R may have a material impact on the Company’s future financial statements.

14 of 59

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and accompanying notes contained herein and our consolidated financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2007. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed under Item 1A (Risk Factors) in our Annual Report on Form 10-K. The following section is qualified in its entirety by the more detailed information, included in our financial statements and the notes thereto, which appears elsewhere in this Quarterly Report on Form 10-Q.
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
15 of 59

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
Our results of operations are affected by numerous external factors including, but not limited to, general and global business, economic and political conditions, competition, steel pricing and availability, energy and transportation prices, pricing and availability of raw materials used in the production of steel, inventory held in the supply chain, customer demand for steel, customers’ ability to manage their credit line availability and layoffs or work stoppages by our own, our suppliers’ or our customers’ personnel. The steel industry also continues to be affected by the global consolidation of our suppliers, competitors, and end-use customers.
At March 31, 2008, we employed approximately 1,160 people, of which approximately 200 of the hourly plant personnel at our Minneapolis and Detroit facilities are represented by four separate collective bargaining units. A collective bargaining agreement covering approximately five Detroit maintenance workers expired on July 31, 2007. Employees covered under this agreement continue to operate as a new agreement is negotiated. While we expect to be able to negotiate a new agreement, there can be no assurances that such resolution will occur. Collective bargaining agreements covering Minneapolis and other Detroit employees expire in 2009 and subsequent years. We have never experienced a work stoppage and we believe that our relationship with employees is good. However, any prolonged work stoppages by our personnel represented by collective bargaining units could have a material adverse impact on our business, financial condition, results of operations, and cash flows.
16 of 59

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
For further information regarding the accounting policies that we believe to be critical accounting policies and that affect our more significant judgments and estimates used in preparing our consolidated financial statements, see Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2007.
17 of 59

Results of Operations
The following table sets forth certain income statement data for the three months ended March 31, 2008 and 2007 (dollars are shown in thousands):

	For the Three Months Ended March 31,
	2008		2007
		% of net		% of net
	$	sales	$	sales
Net sales	$274,875	100.0%	$259,405	100.0%

Gross profit (1)	66,268	24.1%	47,374	18.3%

Operating expenses (2)	45,041	16.4%	37,964	14.6%

Operating income	$21,227	7.7%	$9,410	3.6%

(1)	Gross profit is calculated as net sales less the cost of materials sold, exclusive of depreciation.

(2)	Operating expenses are calculated as total costs and expenses less the cost of materials sold.
Tons sold increased 1.2% to 315 thousand in the first quarter of 2008 from 312 thousand in the first quarter of 2007. Tons sold in the first quarter of 2008 included 280 thousand from direct sales and 35 thousand from toll processing, compared with 274 thousand direct tons and 38 thousand toll tons in the comparable period of last year.
Net sales increased 6.0% to $274.9 million in the first quarter of 2008 from $259.4 million in the first quarter of 2007. Total average selling prices for the first quarter of 2008 increased 4.7% over selling prices in the first quarter of 2007 and increased 7.6% over the selling prices in the fourth quarter of 2007.
As a percentage of net sales, gross profit (exclusive of depreciation) increased to 24.1% in the first quarter of 2008 from 18.3% in the first quarter of 2007. Higher selling prices and higher gross margin levels were primarily the result of higher steel prices from steel producers that we have been able to pass on to our customers. Steel prices increased significantly during the second quarter of 2008. While we have generally been successful in passing through steel producers’ price increases to our customers, we can provide no assurance that we will be successful in passing through future price increases. However, we do expect to increase both our sales prices and gross margins in the second quarter of 2008 from levels seen in the first quarter of 2008.
18 of 59

Operating expenses in the first quarter of 2008 increased $7.1 million from the first quarter of 2007. Higher operating expenses in the first quarter of 2008 were primarily attributable to increased distribution expense, resulting from higher fuel costs, increased warehouse and processing expense associated with higher levels of value-added services provided to our customers, and increased levels of variable incentive compensation associated with higher levels of profitability. As a percentage of net sales, operating expenses increased to 16.4% for the first quarter of 2008 from 14.6% in the comparable 2007 period.
Interest and other expense on debt totaled $27 thousand for the first quarter of 2008 compared to $1.0 million for the first quarter of 2007. The decrease in interest expense was primarily attributable to lower overall borrowings and borrowing rates, and the capitalization of interest into certain long-term projects. Our effective borrowing rate, exclusive of deferred financing fees and commitment fees, for the first three months of 2008 was 5.3% compared to 6.8% in the first three months of 2007.
For the first quarter of 2008, income before income taxes totaled $21.2 million compared to $8.4 million in the first quarter of 2007. An income tax provision of 37.9% was recorded for the first three months of 2008, compared to a provision of 37.3% for the first three months of 2007. We expect the effective tax rate to approximate 37% to 38% for the remainder of 2008. Income taxes paid totaled $835 thousand and $959 thousand for the first three months of 2008 and 2007, respectively.
Net income for the first quarter of 2008 totaled $13.2 million or $1.21 per diluted share, compared to net income of $5.3 million or $.49 per diluted share for the first quarter of 2007.
Liquidity and Capital Resources
Our principal capital requirements include funding working capital needs, purchasing and upgrading processing equipment and facilities, making acquisitions and paying dividends. We use cash generated from operations, leasing transactions and our revolving credit facility to fund these requirements.
Working capital at March 31, 2008 totaled $196.0 million, a $4.9 million increase from December 31, 2007. Significant working capital changes included a $16.5 million increase in inventories and a $32.0 million increase in accounts receivable, partially offset by a $31.9
19 of 59

million increase in accounts payable (including outstanding checks), a $4.7 million decrease in prepaid and other assets and a $4.7 million increase in other accrued liabilities.
For the three months ended March 31, 2008, we generated $11.3 million of net cash from operations, of which $14.9 million was derived from cash earnings and $3.6 was used for working capital.
During the first three months of 2008, we spent $8.1 million on capital expenditures. We expect capital spending to approximate $40 million in 2008 to further our value-added strategies in both existing and new facilities, equipment and technologies. In April 2008, we announced our intention to construct a new facility in Sumter, South Carolina. The facility is expected to be completed by the end of 2008 and involves the construction and equipping of a 100,000 square foot building at a total investment of approximately $10 million. The new stretcher-leveler cut-to-length line for our Minneapolis coil facility is expected to become operational in the second quarter of 2008. We are also continuing the process of implementing a new single information system to replace the four systems we currently use.
During the first three months of 2008, we used $5.7 million for financing activities, which primarily consisted of $4.0 million of repayments under our revolver.
In February 2008, our Board of Directors approved a regular quarterly dividend of $.04 per share, which was paid on March 17, 2008 to shareholders of record as of March 3, 2008. In April 2008, our Board of Directors approved a regular quarterly dividend of $.04 per share, which is payable on June 16, 2008 to shareholders of record as of June 2, 2008. We expect to make regular dividend distributions in the future, subject to the availability of cash and continuing determination by our Board of Directors that the payment of dividends remains in the best interest of our shareholders.
Our secured bank-financing agreement is a revolving credit facility collateralized by our accounts receivable, inventories, and substantially all of our property and equipment. Borrowings are limited to the lesser of a borrowing base, comprised of eligible receivables and inventories, or effective with a July 2007 amendment, $130 million in the aggregate. The maturity date of the credit facility is December 15, 2010, with annual extensions at the banks’ option.
20 of 59

The credit facility requires us to comply with various covenants, the most significant of which include: (i) minimum availability of $10 million, tested monthly; (ii) a minimum fixed charge coverage ratio of 1.25, and a maximum leverage ratio of 1.75, which are tested quarterly; (iii) restrictions on additional indebtedness; and (iv) limitations on dividends, capital expenditures and investments. At March 31, 2008, we had approximately $114 million of availability under our credit facility and we were in compliance with our covenants. The credit facility also contains an accordion feature which allows us to add up to $25 million of additional revolver capacity in certain circumstances.
Substantially higher steel prices in 2008 have, and will continue to, require increased working capital levels. We believe that funds available under our credit facility and lease arrangements, together with funds generated from operations, will be sufficient to provide us with the liquidity necessary to fund anticipated working capital requirements and capital expenditure requirements over at least the next 12 months. In the future, we may, as part of our business strategy, acquire and dispose of other companies in the same or complementary lines of business, or enter into and exit strategic alliances and joint ventures. Accordingly, the timing and size of our capital requirements are subject to change as business conditions warrant and opportunities arise.
21 of 59

Forward-Looking Information
This Quarterly Report on Form 10-Q and other documents we file with the SEC contain various forward-looking statements that are based on current expectations, estimates, forecasts and projections about our future performance, business, our beliefs and management’s assumptions. In addition, we, or others on our behalf, may make forward-looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, conferences, webcasts, phone calls and conference calls. Words such as “may,” “will,” “anticipate,” “should,” “intend,” “expect,” “believe,” “estimate,” “project,” “plan,” “potential,” and “continue,” as well as the negative of these terms or similar expressions are intended to identify forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those implied by such statements including, but not limited to those set forth in Item 1A (Risk Factors), as found in our Annual Report on Form 10-K for the year ended December 31, 2007 and the following:
•	general and global business, economic and political conditions;

•	competitive factors such as availability and pricing of steel, industry inventory levels and rapid fluctuations in customer demand and steel pricing;

•	the cyclicality and volatility within the steel industry;

•	the ability of customers (especially those that may be highly leveraged, those in the domestic automotive industry and those with inadequate liquidity) to maintain their credit availability during periods of rapidly increasing steel prices;

•	customer, supplier, and competitor consolidation, bankruptcy or insolvency;

•	layoffs or work stoppages by our own or our suppliers’ or customers’ personnel;

•	the availability and costs of transportation and logistical services;

•	equipment malfunctions or installation delays;

•	the amounts and successes of our capital investments, including the construction of a new facility in South Carolina;

•	the successes of our strategic efforts and initiatives to increase sales volumes, maintain cash turnover, maintain or improve inventory turns, reduce costs and improve customer service;

•	the adequacy of our information technology and business system software;

22 of 59

•	the successful implementation of our new enterprise-wide information system;

•	the timing and outcome of OLP’s efforts and ability to liquidate its remaining assets; and

•	our ability to pay regular quarterly cash dividends.

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
Item 3. Qualitative and Quantitative Disclosures About Market Risk
During the past several years, the base price of carbon flat-rolled steel has fluctuated significantly. Higher raw material costs for steel producers could cause the price of steel to increase. We have witnessed unprecedented steel producer price increases during the first and second quarters of 2008. While we have generally been successful in the past in passing on producers’ price increases and surcharges to our customers, there is no guarantee that we will be able to pass on price increases to our customers in the future. Rising prices also increase the working capital requirements for us and our customers. Some customers may not have sufficient credit lines or liquidity to absorb significant increases in the price of steel. Declining prices could reduce our gross profit margin percentages to levels that are lower than our historical levels. Higher inventory levels held by us, other steel service centers, or end-use customers could cause competitive pressures that could also reduce gross margins.
Approximately 7.7% of our net sales in the first three months of 2008 were directly to automotive manufacturers or manufacturers of automotive components and parts. The automotive industry experiences significant fluctuations in demand based on numerous factors such as general economic conditions and consumer confidence. The automotive industry is also subject, from time to time, to labor work stoppages. The domestic automotive industry, which has experienced a number of bankruptcies, is currently involved in significant restructuring and

23 of 59

labor contract negotiations, which has resulted in lower production volumes. Certain customers in this industry represent an increasing credit risk.
Inflation generally affects us by increasing the cost of employee wages and benefits, transportation services, processing equipment, energy and borrowings under our credit facility. General inflation has not had a material effect on our financial results during the past two years; however, we have experienced increased distribution expenses as a result of higher fuel costs.
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
Our primary interest rate risk exposure results from variable rate debt. If interest rates in the future were to increase 100 basis points (1.0%) from March 31, 2008 rates and, assuming no change in total debt from March 31, 2008 levels, the additional annual interest expense to us would be approximately $127 thousand. We currently do not hedge our exposure to variable interest rate risk. However, we do have the option to enter into 30- to 180-day fixed base rate Euro loans under the credit facility.

24 of 59

Item 4. Controls and Procedures
The evaluation required by Rule 13a-15 of the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Report has been carried out under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. These disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in reports that are filed with or submitted to the SEC is: (i) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures; and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2008, our disclosure controls and procedures were effective.
There were no changes in our internal control over financial reporting that occurred during the first quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

25 of 59

Part II. OTHER INFORMATION
Items 1, 1A, 2, 3, 4 and 5 of this Part II are either inapplicable or are answered in the negative and are omitted pursuant to the instructions to Part II.
Item 6. Exhibits

Exhibit	Description of Document	Reference
10.25*	Form of Performance-Earned Restricted Stock Unit (PERS Unit) Agreement for Messrs. Siegal, Wolfort and Marabito.	Filed herewith

10.26*	Form of Performance-Earned Restricted Stock Unit (PERS Unit) Agreement for Mr. Manson and Ms. Potash.	Filed herewith

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

*	This exhibit is a management contract or compensatory plan or arrangement.

26 of 59

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

OLYMPIC STEEL, INC. (Registrant)
Date: May 2, 2008	By:	/s/ Michael D. Siegal
Michael D. Siegal
Chairman of the Board and Chief Executive Officer

	By:	/s/ Richard T. Marabito
Richard T. Marabito
Chief Financial Officer (Principal Financial and Accounting Officer)

27 of 59