Form 10-Q
period 2008-06-30
OLYMPIC STEEL INC
filed 2008-08-06
CIK 917470

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

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
Registrant’s telephone number, including area code (216) 292-3800
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 6, 2008

Common stock, without par value	10,861,582

Olympic Steel, Inc.
Index to Form 10-Q

Page No.
Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets — June 30, 2008 (unaudited) and December 31, 2007 (audited)	3

Consolidated Statements of Operations — for the three and six months ended June 30, 2008 and 2007 (unaudited)	4

Consolidated Statements of Cash Flows — for the six months ended June 30, 2008 and 2007 (unaudited)	5

Notes to Consolidated Financial Statements (unaudited)	6-14

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-23

Item 3. Qualitative and Quantitative Disclosures About Market Risk	23-24

Item 4. Controls and Procedures	25

Part II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders	26

Item 6. Exhibits	27

SIGNATURES	28

EXHIBITS	29-34
EX-31.1
EX-31.2
EX-32.1
EX-32.2

2 of 34

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
Olympic Steel, Inc.
Consolidated Balance Sheets
(in thousands)

	June 30	December 31,
	2008	2007
	(unaudited)
Assets

Cash and cash equivalents	$4,064	$7,707
Accounts receivable, net	135,706	88,414
Inventories	237,237	178,530
Prepaid expenses and other	4,401	8,737

Total current assets	381,408	283,388

Property and equipment, at cost	194,770	183,850
Accumulated depreciation	(96,017)	(94,199)

Net property and equipment	98,753	89,651

Goodwill	6,583	6,583
Other long-term assets	6,354	6,461

Total assets	$493,098	$386,083

Liabilities

Accounts payable	$109,396	$73,408
Accrued payroll	15,800	9,393
Other accrued liabilities	11,256	9,489

Total current liabilities	136,452	92,290

Credit facility revolver	32,023	16,707
Other long-term liabilities	12,437	9,779
Deferred income taxes	3,061	3,787

Total liabilities	183,973	122,563

Shareholders’ Equity

Preferred stock	—	—
Common stock	118,297	114,582
Retained earnings	190,828	148,938

Total shareholders’ equity	309,125	263,520

Total liabilities and shareholders’ equity	$493,098	$386,083

The accompanying notes are an integral part of these balance sheets.

3 of 34

Olympic Steel, Inc.
Consolidated Statements of Operations

(in thousands, except per share and tonnage data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(unaudited)		(unaudited)
Tons sold
Direct	320,076	296,849	600,079	570,175
Toll	33,338	39,276	68,759	77,539

	353,414	336,125	668,838	647,714

Net sales	$363,514	$277,413	$638,389	$536,818

Costs and expenses
Cost of materials sold (exclusive of depreciation shown below)	260,581	221,729	469,188	433,760
Warehouse and processing	17,651	14,272	33,415	27,947
Administrative and general	19,242	11,271	32,351	21,535
Distribution	8,634	6,464	15,676	12,773
Selling	5,899	4,185	10,789	7,966
Occupancy	1,862	1,451	3,814	3,204
Depreciation	2,316	2,170	4,600	4,352

Total costs and expenses	316,185	261,542	569,833	511,537

Operating income	47,329	15,871	68,556	25,281
Interest and other expense on debt	160	853	187	1,880

Income before income taxes	47,169	15,018	68,369	23,401
Income tax provision	17,571	5,572	25,610	8,703

Net income	$29,598	$9,446	$42,759	$14,698

Earnings per share:
Net income per share — basic	$2.73	$0.89	$3.95	$1.40

Weighted average shares outstanding — basic	10,857	10,603	10,814	10,527

Net income per share — diluted	$2.70	$0.88	$3.93	$1.37

Weighted average shares outstanding — diluted	10,946	10,753	10,894	10,716

The accompanying notes are an integral part of these statements.

4 of 34

Olympic Steel, Inc.
Consolidated Statements of Cash Flows
For the Six Months Ended June 30,
(in thousands)

	2008	2007
	(unaudited)
Cash flows from (used for) operating activities:
Net income	$42,759	$14,698
Adjustments to reconcile net income to net cash from operating activities -
Depreciation	4,600	4,352
Gain on disposition of property and equipment	(135)	(5)
Stock-based compensation	824	154
Other long-term assets	107	(3,129)
Other long-term liabilities	2,658	1,350
Long-term deferred income taxes	(726)	(201)

	50,087	17,219

Changes in working capital:
Accounts receivable	(47,292)	(34,717)
Inventories	(58,707)	13,717
Prepaid expenses and other	4,336	(3,081)
Accounts payable	23,348	15,700
Accrued payroll and other accrued liabilities	8,173	1,257

	(70,142)	(7,124)

Net cash from (used for) operating activities	(20,055)	10,095

Cash flows from (used for) investing activities:
Capital expenditures	(13,975)	(5,509)
Proceeds from disposition of property and equipment	408	5

Net cash used for investing activities	(13,567)	(5,504)

Cash flows from (used for) financing activities:
Credit facility revolver payments, net	15,316	(4,032)
Change in outstanding checks	12,640	(859)
Proceeds from exercise of stock options (including tax benefit) and employee stock purchases	2,891	4,664
Dividends paid	(868)	(635)

Net cash from (used for) financing activities	29,979	(862)

Cash and cash equivalents:
Net change	(3,643)	3,729
Beginning balance	7,707	5,211

Ending balance	$4,064	$8,940

The accompanying notes are an integral part of these statements.

5 of 34

Olympic Steel, Inc.
Notes to Consolidated Financial Statements
(unaudited)
June 30, 2008
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
(2) Accounts Receivable:
The Company maintained allowances for doubtful accounts and unissued credits of $3.6 million and $2.9 million at June 30, 2008 and December 31, 2007, respectively. The allowance for doubtful accounts is maintained at a level considered appropriate based on historical experience and specific customer collection issues that have been identified. Estimations are based upon a calculated percentage of accounts receivable, which remains fairly level from year to year, and judgments about the probable effects of economic conditions on certain customers, which can fluctuate significantly from year to year. The Company cannot guarantee that the rate of future credit losses will be similar to past experience. The Company considers all available information when assessing each quarter the adequacy of its allowance for doubtful accounts.

6 of 34

(3) Inventories:
Steel inventories consist of the following:

	June 30,	December 31,
(in thousands)	2008	2007
Unprocessed	$184,675	$133,319
Processed and finished	52,562	45,211

Totals	$237,237	$178,530

(4) Investments in Joint Ventures:
The Company and the United States Steel Corporation (USS) each own 50% of Olympic Laser Processing (OLP), a company that produced laser welded sheet steel blanks for the automotive industry. OLP ceased operations during the first quarter of 2006. In December 2006, the Company advanced $3.2 million to OLP to cover a loan guarantee. As of June 30, 2008, the investment in, and advance to OLP was valued at $2.5 million on the Company’s Consolidated Balance Sheet. The Company believes the underlying value of OLP’s remaining real estate, upon liquidation, will be sufficient to repay the $2.5 million advance at a later date.
(5) Debt:
The Company’s secured bank-financing agreement (the Credit Facility) is a revolving credit facility collateralized by the Company’s accounts receivable, inventories and substantially all of its property and equipment. Borrowings are limited to the lesser of a borrowing base, comprised of eligible receivables and inventories, or $130 million in the aggregate. A May 2008 amendment extended the maturity date of the Credit Facility to December 15, 2011, with annual extensions at the banks’ option.
The Credit Facility requires the Company to comply with various covenants, the most significant of which include: (i) minimum availability of $10 million, tested monthly; (ii) a minimum fixed charge coverage ratio of 1.25 and a maximum leverage ratio of 1.75, which are tested quarterly; (iii) restrictions on additional indebtedness; and (iv) limitations on dividends, capital expenditures and investments. At June 30, 2008, the Company had approximately $97 million of availability under the Credit Facility, and the Company was in compliance with its covenants.

7 of 34

The Credit Facility also contains an accordion feature which allows the Company to add up to $25 million of additional revolver capacity in certain circumstances.
Outstanding checks are included as part of Accounts Payable on the accompanying Consolidated Balance Sheets and such checks totaled $26.6 million as of June 30, 2008 and $13.9 million as of December 31, 2007.
(6) Shares Outstanding and Earnings Per Share:
Earnings per share have been calculated based on the weighted average number of shares outstanding as set forth below:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(in thousands, except per share data)	2008	2007	2008	2007
Weighted average basic shares outstanding	10,857	10,603	10,814	10,527
Assumed exercise of stock options and issuance of stock awards	89	150	80	189

Weighted average diluted shares outstanding	10,946	10,753	10,894	10,716

Net income	$29,598	$9,446	$42,759	$14,698

Basic earnings per share	$2.73	$0.89	$3.95	$1.40

Diluted earnings per share	$2.70	$0.88	$3.93	$1.37

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

8 of 34

the fair market value of a share of common stock at the grant date. Options vest over periods ranging from six months to five years and all expire 10 years after the grant date.
The Option Plan terminates on January 5, 2009. Termination of the Option Plan will not affect outstanding options. As of June 30, 2008, there were no remaining shares of common stock available for grant under the Option Plan.
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
Under the intrinsic value method used prior to January 1, 2006, compensation expense for stock-based compensation was not recognized in the Company’s Consolidated Statements of Operations because all stock options granted by the Company had an exercise price equal to or greater than the market value of the underlying common stock on the option grant date.
The following table summarizes the effect of the impact of SFAS No. 123-R on the results of operations:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(in thousands, except per share data)	2008	2007	2008	2007
Stock option expense before taxes	$53	$7	$105	$14
Stock option expense after taxes	33	5	65	9
Impact per basic share	$—	$—	$0.01	$—
Impact per diluted share	$—	$—	$0.01	$—

9 of 34

All pre-tax charges related to stock options were included in the caption “Administrative and General” on the accompanying Consolidated Statement of Operations.
No options were granted during the first half of 2008. Options to purchase 24,170 shares of common stock were granted during the second quarter of 2007. The fair value of options granted during 2007 was $22.55 per share.
The fair value of each option grant was estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2008	2007
Risk-free interest rate	N/A	4.58%
Expected life in years	N/A	10
Expected volatility	N/A	57.7%
Expected dividend yield	N/A	0.4%
The expected volatility assumption was derived by referring to changes in the Company’s historical common stock prices over a time frame similar to that of the expected life of the award.
The following table summarizes stock option award activity during the six months ended June 30, 2008:

			Weighted	Aggregate
	Number of	Weighted Average	Average Remaining	Intrinsic Value
	Options	Exercise Price	Contractual Term	(in thousands)
Outstanding at December 31, 2007	203,807	$10.99
Granted	—	—
Exercised	(133,800)	7.97
Canceled	—	—

Outstanding at June 30, 2008	70,007	$16.75	6.3 years	$1,960

Exercisable at June 30, 2008	49,893	$12.15	5.5 years	$1,626

The total intrinsic value of stock options exercised during the six months ended June 30, 2008 and 2007 was $4.8 million and $8.3 million, respectively. Net cash proceeds from the exercise of stock options were $1.1 million and $1.5 million for the six months ended June 30, 2008 and 2007, respectively. Income tax benefits of $1.8 million and $3.2 million were realized from stock option exercises during the six months ended June 30, 2008 and 2007, respectively. The fair value of options vested during the six months ended June 30, 2008 and 2007 totaled $105 thousand and $45 thousand, respectively.

10 of 34

As of June 30, 2008, approximately $376 thousand of expense, before taxes, with respect to non-vested stock option awards has yet to be recognized and will be amortized into expense over a weighted-average period of 1.38 years.
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

11 of 34

The following table summarizes the activity related to RSUs and PERSUs for the six months ended June 30, 2008:

	RSUs		PERSUs
	Vested	Unvested	Vested	Unvested
Balance as of December 31, 2007	—	9,000	—	32,378
Granted	—	9,000	—	34,379
Vested	9,000	(9,000)	—	—
Forfeited	—		—	—

Balance as of June 30, 2008	9,000	9,000	—	66,757

Under SFAS No. 123-R, stock-based compensation expense recognized on RSUs and PERSUs for the six months ended June 30, 2008 and 2007, respectively, is summarized in the following table:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(in thousands, except per share data)	2008	2007	2008	2007
Stock award expense before taxes	$359	$139	$719	$139
Stock award expense after taxes	226	$88	451	$88
Impact per basic share	$0.02	$0.01	$0.04	$0.01
Impact per diluted share	$0.02	$0.01	$0.04	$0.01
All pre-tax charges related to RSUs and PERSUs were included in the caption, “Administrative and General,” on the accompanying Consolidated Statement of Operations.
(9) Supplemental Cash Flow Information:
Interest paid during the first six months of 2008 totaled $462 thousand, compared to $2.1 million in the first six months of 2007. Income taxes paid during the first six months of 2008 and 2007 totaled $20.0 million and $6.0 million, respectively.

12 of 34

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
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 (SFAS No. 160), Noncontrolling Interests in Consolidated Financial Statements — an Amendment of Accounting Research Bulletin No. 51. SFAS No. 160 requires all entities to report noncontrolling interests in subsidiaries (also known as minority interests) as a separate component of equity in the consolidated statement of financial position, to clearly identify consolidated net income attributable to the parent and to the noncontrolling interest on the face of the consolidated statement of income and to provide sufficient disclosure that clearly identifies and distinguishes between the interest of the parent and the interests of controlling owners. SFAS No. 160 is effective as of January 1, 2009. The Company is currently evaluating SFAS No. 160; however, it does not expect any material financial statement implications relating to the adoption of this statement, because the Company does not currently have any non-controlling interests in its subsidiaries.

13 of 34

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
We operate as a single business segment with 16 strategically-located processing and distribution facilities in Connecticut, Georgia, Illinois, Iowa, Michigan, Minnesota, North Carolina, Ohio, Pennsylvania and South Carolina. This geographic footprint allows us to focus on regional customers and larger national and multi-national accounts, primarily located throughout the midwestern, eastern and southern United States.
We sell a broad range of steel products, many of which have different gross profits and margins. Products that have more value-added processing generally have a greater gross profit and higher

15 of 34

margins. Accordingly, our overall gross profit is affected by, among other things, product mix, the amount of processing performed, the availability of steel, volatility in selling prices and material purchase costs. We also perform toll processing of customer-owned steel, the majority of which is performed by our Michigan operation. We sell certain products internationally, primarily in Puerto Rico and Mexico. All international sales and payments are made in United States dollars. Recent international sales have been immaterial to our consolidated financial results.
Our results of operations are affected by numerous external factors including, but not limited to, general and global business, economic, monetary and political conditions, competition, steel pricing and availability, energy and transportation prices, pricing and availability of raw materials used in the production of steel, inventory held in the supply chain, customer demand for steel, customers’ ability to manage their credit line availability and layoffs or work stoppages by our own, our suppliers’ or our customers’ personnel. The steel industry also continues to be affected by the global consolidation of our suppliers, competitors and end-use customers.
At June 30, 2008, we employed approximately 1,200 people, of which approximately 200 of the hourly plant personnel at our Minneapolis and Detroit facilities are represented by four separate collective bargaining units. A collective bargaining agreement covering approximately five Detroit maintenance workers was extended to July 31, 2009. Collective bargaining agreements covering Minneapolis and other Detroit employees expire in 2009 and subsequent years. We have never experienced a work stoppage and we believe that our relationship with employees is good. However, any prolonged work stoppages by our personnel represented by collective bargaining units could have a material adverse impact on our business, financial condition, results of operations and cash flows.

16 of 34

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

17 of 34

Results of Operations
The following table sets forth certain income statement data for the three and six months ended June 30, 2008 and 2007 (dollars are shown in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2008		2007		2008		2007
		% of net		% of net		% of net		% of net
	$	sales	$	sales	$	sales	$	sales
Net sales	$363,514	100.0%	$277,413	100.0%	$638,389	100.0%	$536,818	100.0%

Gross profit (1)	102,933	28.3%	55,684	20.1%	169,201	26.5%	103,058	19.2%

Operating expenses (2)	55,604	15.3%	39,813	14.4%	100,645	15.8%	77,777	14.5%

Operating income	$47,329	13.0%	$15,871	5.7%	$68,556	10.7%	$25,281	4.7%

(1)	Gross profit is calculated as net sales less the cost of materials sold, exclusive of depreciation.

(2)	Operating expenses are calculated as total costs and expenses less the cost of materials sold.
Tons sold increased 5.1% to 353 thousand in the second quarter of 2008 from 336 thousand in the second quarter of 2007. Tons sold in the second quarter of 2008 included 320 thousand from direct sales and 33 thousand from toll processing, compared with 297 thousand direct tons and 39 thousand toll tons in the comparable period of last year. Tons sold increased 3.3% to 669 thousand in the first six months of 2008 from 648 thousand in the first six months of 2007. Tons sold in the first six months of 2008 included 600 thousand direct tons and 69 thousand from toll processing, compared with 570 thousand direct tons and 78 thousand toll tons in the comparable period last year. Tons sold in the third quarter of 2008 are expected to be lower than second quarter 2008 levels due to normal seasonal patterns.
Net sales increased 31.0% to $363.5 million in the second quarter of 2008 from $277.4 million in the second quarter of 2007. Net sales increased 18.9% to $638.4 million in the first six months of 2008 from $536.8 million in the first six months of 2007. Total average selling prices for the second quarter of 2008 increased 24.6% over selling prices in the second quarter of 2007 and increased 18.0% over the selling prices in the first quarter of 2008.
As a percentage of net sales, gross profit (exclusive of depreciation) increased to 28.3% in the second quarter of 2008 from 20.1% in the second quarter of 2007. For the first six months of 2008, gross margins increased to 26.5% from 19.2% in the first six months of 2007. Higher selling prices and higher gross margin levels were primarily the result of higher steel prices from

18 of 34

steel producers that have been passed through to our customers. Carbon steel prices increased significantly during the first half of 2008. While we have generally been successful in passing through steel producers’ price increases to our customers, we can provide no assurance that we will be successful in passing through future price increases. We expect steel producers to continue increasing the price of carbon steel in the third quarter of 2008; however, the price increases are expected to be at a slower rate than experienced during the first half of 2008. As we purchase higher priced inventory from steel suppliers in the second half of 2008, our gross margin levels could decrease from levels experienced in the second quarter of 2008.
Operating expenses in the second quarter of 2008 increased $15.8 million from the second quarter of 2007. Operating expenses in the first six months of 2008 increased $22.8 million from the first six months of 2007. Higher operating expenses in the first half of 2008 were primarily attributable to increased levels of variable incentive compensation associated with higher levels of profitability, increased distribution expense resulting from higher fuel costs and increased warehouse and processing expense associated with higher levels of value-added services provided to our customers. As a percentage of net sales, operating expenses increased to 15.3% for the second quarter of 2008 from 14.4% in the comparable 2007 period. Operating expenses increased to 15.8% for the first six months of 2008, compared to 14.5% during the first six months of 2007.
Interest and other expense on debt totaled $160 thousand for the second quarter of 2008 compared to $853 thousand for the second quarter of 2007. Interest and other expense on debt totaled $187 thousand for the first six months of 2008, compared to $1.9 million for the first six months of 2007. The decrease in interest expense was primarily attributable to lower overall borrowings and borrowing rates, and the capitalization of interest into certain long-term capital projects. Our effective borrowing rate, exclusive of deferred financing fees and commitment fees, for the first six months of 2008 was 4.4% compared to 6.9% in the first six months of 2007.
For the second quarter of 2008, income before income taxes totaled $47.2 million compared to $15.0 million in the second quarter of 2007. For the first six months of 2008, income before taxes totaled $68.4 million, compared to $23.4 million in the first six months of 2007. An income tax provision of 37.5% was recorded for the first six months of 2008, compared to a provision of 37.2% for the first six months of 2007. We expect the effective tax rate to approximate 37% to 38% for the remainder of 2008. Income taxes paid totaled $20.0 million and $6.0 million for the first six months of 2008 and 2007, respectively.

19 of 34

Net income for the second quarter of 2008 totaled $29.6 million or $2.70 per diluted share, compared to net income of $9.4 million or $.88 per diluted share for the second quarter of 2007. Net income for the first six months of 2008 totaled $42.8 million or $3.93 per diluted share, compared to net income of $14.7 million or $1.37 per diluted share for the first six months of 2007.
Liquidity and Capital Resources
Our principal capital requirements include funding working capital needs, purchasing, upgrading and acquiring processing equipment, facilities and other businesses and paying dividends. We use cash generated from operations, leasing transactions and our revolving credit facility to fund these requirements.
Working capital at June 30, 2008 totaled $245.0 million, a $53.9 million increase from December 31, 2007. Significant working capital changes included a $58.7 million increase in inventories and a $47.3 million increase in accounts receivable, partially offset by a $36.0 million increase in accounts payable (including outstanding checks). The fluctuations in inventories, accounts receivable and accounts payable are primarily attributable to higher steel prices and higher net sales.
For the six months ended June 30, 2008, we used $20.1 million of net cash from operations, of which $50.1 million of cash flow was generated from cash earnings and $70.2 million was used for working capital.
During the first six months of 2008, we spent $14.0 million on capital expenditures. We have a 2008 capital spending plan of approximately $40 million to further our value-added strategies in both existing and new facilities, equipment and technologies. In April 2008, we announced our intention to construct a new facility in Sumter, South Carolina. The facility is expected to be completed by the end of 2008 and involves the construction and equipping of a 100,000 square foot building at a total investment of approximately $10 million. A new stretcher-leveler cut-to-length line for our Minneapolis coil facility is now operational. In July 2008, we announced the purchase of land and a building to house a new satellite facility in Dover, Ohio with a total investment of approximately $5 million. We are also continuing the process of implementing a new single information system to replace the existing systems we currently use.

20 of 34

During the first six months of 2008, we generated $30.0 million from financing activities, which primarily consisted of $15.3 million of borrowings under our revolving credit facility.
In July 2008, our Board of Directors approved an increase of $.01 per share on our regular quarterly dividend to $.05 per share. Our Board of Directors also approved a special non-recurring dividend of $1.00 per share. Both dividends are payable on September 15, 2008 to shareholders of record as of September 1, 2008. Previously, our Board of Directors approved dividends of $.04 per share, which were paid on March 17, 2008 and June 16, 2008. We expect to make regular dividend distributions in the future, subject to the availability of cash and continuing determination by our Board of Directors that the payment of dividends remains in the best interest of our shareholders.
Our secured bank-financing agreement is a revolving credit facility collateralized by our accounts receivable, inventories and substantially all of our property and equipment. Borrowings are limited to the lesser of a borrowing base, comprised of eligible receivables and inventories, or $130 million in the aggregate. A May 2008 amendment extended the maturity date of the credit facility to December 15, 2011, with annual extensions at the banks’ option.
The credit facility requires us to comply with various covenants, the most significant of which include: (i) minimum availability of $10 million, tested monthly; (ii) a minimum fixed charge coverage ratio of 1.25, and a maximum leverage ratio of 1.75, which are tested quarterly; (iii) restrictions on additional indebtedness; and (iv) limitations on dividends, capital expenditures and investments. At June 30, 2008, we had approximately $97 million of availability under our credit facility and we were in compliance with our covenants. The credit facility also contains an accordion feature which allows us to add up to $25 million of additional revolver capacity in certain circumstances.
Substantially higher steel prices in 2008 have, and will continue to, require increased working capital levels. We believe that funds available under our credit facility and lease arrangement proceeds, together with funds generated from operations, will be sufficient to provide us with the liquidity necessary to fund anticipated working capital requirements, capital expenditure requirements and our dividend declarations over at least the next 12 months. In the future, we may, as part of our business strategy, acquire and dispose of other companies in the same or complementary lines of business, or enter into and exit strategic alliances and joint ventures.

21 of 34

Accordingly, the timing and size of our capital requirements are subject to change as business conditions warrant and opportunities arise.
Forward-Looking Information
This Quarterly Report on Form 10-Q and other documents we file with the SEC contain various forward-looking statements that are based on current expectations, estimates, forecasts and projections about our future performance, business, our beliefs and management’s assumptions. In addition, we, or others on our behalf, may make forward-looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, conferences, webcasts, phone calls and conference calls. Words such as “may,” “will,” “anticipate,” “should,” “intend,” “expect,” “believe,” “estimate,” “project,” “plan,” “potential,” and “continue,” as well as the negative of these terms or similar expressions are intended to identify forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those implied by such statements including, but not limited to those set forth in Item 1A (Risk Factors), as found in our Annual Report on Form 10-K for the year ended December 31, 2007, and the following:
•	general and global business, economic, monetary and political conditions;

•	competitive factors such as availability and pricing of steel, industry inventory levels and rapid fluctuations in customer demand and steel pricing;

•	the cyclicality and volatility within the steel industry;

•	the ability of customers (especially those that may be highly leveraged, those in the domestic automotive industry and those with inadequate liquidity) to absorb future steel price increases and/or maintain their credit availability during periods of rapidly increasing steel prices;

•	customer, supplier, and competitor consolidation, bankruptcy or insolvency;

•	layoffs or work stoppages by our own or our suppliers’ or customers’ personnel;

•	the availability and costs of transportation and logistical services;

•	equipment malfunctions or installation delays;
22 of 34

•	the amounts and successes of our capital investments, including the construction of a new facility in Sumter, South Carolina and the start-up of our new satellite facility in Dover, Ohio;

•	the successes of our strategic efforts and initiatives to increase sales volumes, maintain cash turnover, maintain or improve inventory turns, reduce costs and improve customer service;

•	the adequacy of our information technology and business system software;

•	the successful implementation of our new enterprise-wide information system;

•	the timing and outcome of OLP’s efforts and ability to liquidate its remaining assets; and

•	our ability to pay regular quarterly cash dividends and the amounts and timing of any future dividends.
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
Item 3. Qualitative and Quantitative Disclosures About Market Risk
During the past several years, the base price of carbon flat-rolled steel has fluctuated significantly. Higher raw material costs for steel producers could cause the price of steel to increase. We have witnessed unprecedented steel producer price increases during 2008. While we have generally been successful in the past in passing on producers’ price increases and surcharges to our customers, there is no guarantee that we will be able to pass on price increases to our customers in the future. Rising prices also increase the working capital requirements for us and our customers. Some customers may not have sufficient credit lines or liquidity to absorb significant increases in the price of steel. Declining or flattening prices could reduce our gross profit margin percentages to levels that are lower than our historical levels or our 2008 levels. Higher inventory levels held by us, other steel service centers, or end-use customers could cause competitive pressures that could also reduce gross margins.
23 of 34

Approximately 8.6% of our net sales in the first six months of 2008 were directly to automotive manufacturers or manufacturers of automotive components and parts. The automotive industry experiences significant fluctuations in demand based on numerous factors such as general economic conditions and consumer confidence. The automotive industry is also subject, from time to time, to labor work stoppages. The domestic automotive industry, which has experienced a number of bankruptcies, is currently involved in significant restructuring and labor contract negotiations, which has resulted in lower production volumes. Certain customers in this industry represent an increasing credit risk.
Inflation generally affects us by increasing the cost of employee wages and benefits, transportation services, processing equipment, energy and borrowings under our credit facility. General inflation has not had a material effect on our financial results during the past two years; however, we have experienced increased distribution expenses as a result of higher fuel costs.
When raw material prices increase, competitive conditions will influence how much of the steel price increase can be passed on to our customers. When raw material prices decline, customer demands for lower cost product result in lower selling prices. Declining steel prices have generally adversely affected our net sales and net income, while increasing steel prices generally favorably affect net sales and net income.
We are exposed to the impact of interest rate changes and fluctuating steel prices. We have not entered into any interest rate or steel commodity hedge transactions for speculative purposes or otherwise.
Our primary interest rate risk exposure results from variable rate debt. If interest rates in the future were to increase 100 basis points (1.0%) from June 30, 2008 rates and, assuming no change in total debt from June 30, 2008 levels, the additional annual interest expense to us would be approximately $320 thousand. We currently do not hedge our exposure to variable interest rate risk. However, we do have the option to enter into 30- to 180-day fixed base rate Euro loans under the credit facility.
24 of 34

Item 4. Controls and Procedures
The evaluation required by Rule 13a-15 of the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report has been carried out under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. These disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in reports that are filed with or submitted to the SEC is: (i) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures; and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2008, our disclosure controls and procedures were effective.
There were no changes in our internal control over financial reporting that occurred during the second quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
25 of 34

Part II. OTHER INFORMATION
Items 1, 1A, 2, 3 and 5 of this Part II are either inapplicable or are answered in the negative and are omitted pursuant to the instructions to Part II.
Item 4. Submission of Matters to a Vote of Security Holders
(a)	The Company’s Annual Meeting of Shareholders was held on April 30, 2008.

(b)	At the Annual Meeting, the Company’s shareholders elected David A. Wolfort, Ralph M. Della Ratta, Martin H. Elrad and Howard L. Goldstein as Directors for a two-year term, which expires at the Annual Meeting of Shareholders in 2010.

The following tabulation represents voting for the Directors:

	For	Withheld Authority
David A. Wolfort	8,484,361	342,157
Ralph M. Della Ratta	8,588,383	134,113
Martin H. Elrad	8,256,863	797,153
Howard L. Goldstein	8,590,183	130,513
(c)	At the Annual Meeting, the Company’s shareholders approved the selection of PricewaterhouseCoopers LLP as the Company’s independent auditors for the year ending December 31, 2008. The holders of 8,719,284 shares of common stock voted to approve the selection, the holders of 230 shares voted against the selection, the holders of 682 shares abstained, and the holders of 2,124,881 shares did not vote.
26 of 34

Item 6. Exhibits

Exhibit	Description of Document	Reference

4.18	Second Amended and Restated Credit Agreement as of May 28, 2008 by and among the Registrant, the financial institutions from time to time party thereto and Comerica Bank, as Administrative Agent.	Incorporated by reference to Exhibit 4.18 to Registrant’s Form 8-K filed with the Commission on June 3, 2008.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
27 of 34

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

OLYMPIC STEEL, INC. (Registrant)
Date: August 6, 2008	By:	/s/ Michael D. Siegal
Michael D. Siegal
Chairman of the Board and Chief Executive Officer

	By:	/s/ Richard T. Marabito
Richard T. Marabito
Chief Financial Officer (Principal Financial and Accounting Officer)

28 of 34