Form 10-Q
period 2008-09-30
OLYMPIC STEEL INC
filed 2008-11-07
CIK 917470

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 0-23320
OLYMPIC STEEL, INC.
(Exact name of registrant as specified in its charter)

Ohio	34-1245650

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

5096 Richmond Road, Bedford Heights, Ohio	44146

Address of principal executive offices)	(Zip Code)
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
Indicate the number of shares of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of November 7, 2008
Common stock, without par value	10,861,710

1 of 34

Olympic Steel, Inc.
Index to Form 10-Q

Page No.
Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets — September 30, 2008 (unaudited) and December 31, 2007 (audited)	3

Consolidated Statements of Operations — for the three and nine months ended September 30, 2008 and 2007 (unaudited)	4

Consolidated Statements of Cash Flows — for the nine months ended September 30, 2008 and 2007 (unaudited)	5

Notes to Consolidated Financial Statements (unaudited)	6-14

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-24

Item 3. Qualitative and Quantitative Disclosures About Market Risk	24-25

Item 4. Controls and Procedures	25-26

Part II. OTHER INFORMATION

Item 6. Exhibits	27

SIGNATURES	28

EXHIBITS	29-34
EX-31.1
EX-31.2
EX-32.1
EX-32.2

2 of 34

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
Olympic Steel, Inc.
Consolidated Balance Sheets
(in thousands)

	September 30,	December 31,
	2008	2007
	(unaudited)
Assets
Cash and cash equivalents	$2,420	$7,707
Accounts receivable, net	131,797	88,414
Inventories	313,598	178,530
Prepaid expenses and other	6,894	8,737

Total current assets	454,709	283,388

Property and equipment, at cost	202,295	183,850
Accumulated depreciation	(95,577)	(94,199)

Net property and equipment	106,718	89,651

Goodwill	6,583	6,583
Other long-term assets	6,097	6,461

Total assets	$574,107	$386,083

Liabilities
Accounts payable	$111,012	$73,408
Accrued payroll	19,251	9,393
Other accrued liabilities	15,473	9,489

Total current liabilities	145,736	92,290

Credit facility revolver	89,583	16,707
Other long-term liabilities	14,651	9,779
Deferred income taxes	1,830	3,787

Total liabilities	251,800	122,563

Shareholders’ Equity
Preferred stock	—	—
Common stock	118,716	114,582
Retained earnings	203,591	148,938

Total shareholders’ equity	322,307	263,520

Total liabilities and shareholders’ equity	$574,107	$386,083

The accompanying notes are an integral part of these balance sheets.

3 of 34

Olympic Steel, Inc.
Consolidated Statements of Operations
(in thousands, except per share and tonnage data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(unaudited)		(unaudited)
Tons sold
Direct	237,576	271,716	837,655	841,891
Toll	30,090	37,241	98,849	114,780

	267,666	308,957	936,504	956,671

Net sales	$335,222	$256,089	$973,611	$792,907

Costs and expenses
Cost of materials sold (exclusive of items shown separately below)	247,184	205,706	716,372	639,466
Warehouse and processing	16,607	15,670	50,022	43,617
Administrative and general	17,524	9,893	49,875	31,428
Distribution	7,047	6,594	22,723	19,367
Selling	5,195	3,890	15,984	11,856
Occupancy	1,484	1,483	5,298	4,687
Depreciation	2,384	2,175	6,984	6,527

Total costs and expenses	297,425	245,411	867,258	756,948

Operating income	37,797	10,678	106,353	35,959

Interest and other expense on debt	350	640	537	2,520

Income before income taxes	37,447	10,038	105,816	33,439

Income tax provision	13,280	4,009	38,890	12,712

Net income	$24,167	$6,029	$66,926	$20,727

Earnings per share:

Net income per share — basic	$2.22	$0.56	$6.17	$1.96

Weighted average shares outstanding — basic	10,871	10,727	10,840	10,595

Net income per share — diluted	$2.21	$0.56	$6.13	$1.93

Weighted average shares outstanding — diluted	10,952	10,821	10,916	10,747

The accompanying notes are an integral part of these statements.

4 of 34

Olympic Steel, Inc.
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30,
(in thousands)

	2008	2007
	(unaudited)
Cash flows from (used for) operating activities:
Net income	$66,926	$20,727
Adjustments to reconcile net income to net cash from operating activities -
Depreciation	6,984	6,527
(Gain) loss on disposition of property and equipment	(476)	29
Stock-based compensation	1,236	529
Other long-term assets	364	(3,243)
Other long-term liabilities	4,872	2,314
Long-term deferred income taxes	(1,957)	(591)

	77,949	26,292

Changes in working capital:
Accounts receivable	(43,383)	(23,176)
Inventories	(135,068)	38,241
Prepaid expenses and other	1,843	(1,945)
Accounts payable	32,642	8,864
Accrued payroll and other accrued liabilities	15,842	1,910

	(128,124)	23,894

Net cash from (used for) operating activities	(50,175)	50,186

Cash flows from (used for) investing activities:
Capital expenditures	(24,391)	(8,312)
Proceeds from disposition of property and equipment	816	13

Net cash used for investing activities	(23,575)	(8,299)

Cash flows from (used for) financing activities:
Credit facility revolver borrowings (payments), net	72,876	(43,328)
Change in outstanding checks	4,962	(213)
Proceeds from exercise of stock options (including tax benefit) and employee stock purchases	2,898	4,667
Dividends paid	(12,273)	(1,064)

Net cash from (used for) financing activities	68,463	(39,938)

Cash and cash equivalents:
Net change	(5,287)	1,949
Beginning balance	7,707	5,211

Ending balance	$2,420	$7,160

The accompanying notes are an integral part of these statements.

5 of 34

Olympic Steel, Inc.
Notes to Consolidated Financial Statements
(unaudited)
September 30, 2008
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
(2) Accounts Receivable:
The Company maintained allowances for doubtful accounts and unissued credits of $3.2 million and $2.9 million at September 30, 2008 and December 31, 2007, respectively. The allowance for doubtful accounts is maintained at a level considered appropriate based on historical experience and specific customer collection issues that have been identified. Estimations are based upon a calculated percentage of accounts receivable, which remains fairly level from year to year, and judgments about the probable effects of economic conditions on certain customers, which can fluctuate significantly from year to year. The Company cannot guarantee that the rate of future credit losses will be similar to past experience. The Company considers all available information when assessing each quarter the adequacy of its allowance for doubtful accounts.

6 of 34

(3) Inventories:
Steel inventories consist of the following:

	September 30,	December 31,
(in thousands)	2007	2007
Unprocessed	$256,963	$133,319
Processed and finished	56,635	45,211

Totals	$313,598	$178,530

(4) Investments in Joint Ventures:
The Company and the United States Steel Corporation (USS) each own 50% of Olympic Laser Processing (OLP), a company that produced laser welded sheet steel blanks for the automotive industry. OLP ceased operations during the first quarter of 2006. In December 2006, the Company advanced $3.2 million to OLP to cover a loan guarantee. As of September 30, 2008, the investment in and advance to OLP was valued at $2.5 million on the Company’s Consolidated Balance Sheet. The Company believes the underlying value of OLP’s remaining real estate, upon liquidation, will be sufficient to repay the $2.5 million advance at a later date.
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
The Credit Facility requires the Company to comply with various covenants, the most significant of which include: (i) minimum availability of $10 million, tested monthly; (ii) a minimum fixed charge coverage ratio of 1.25 and a maximum leverage ratio of 1.75, which are tested quarterly; (iii) restrictions on additional indebtedness; and (iv) limitations on dividends, capital expenditures and investments. At September 30, 2008, the Company had approximately $39 million of availability under the Credit Facility, and the Company was in compliance with its

7 of 34

covenants. The Credit Facility also contains an accordion feature which allows the Company to add up to $25 million of additional revolver capacity in certain circumstances.
Outstanding checks are included as part of Accounts Payable on the accompanying Consolidated Balance Sheets and such checks totaled $18.9 million as of September 30, 2008 and $13.9 million as of December 31, 2007.
(6) Shares Outstanding and Earnings Per Share:
Earnings per share have been calculated based on the weighted average number of shares outstanding as set forth below:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
(in thousands, except per share data)
Weighted average basic shares outstanding	10,871	10,727	10,840	10,595
Assumed exercise of stock options and issuance of stock awards	81	94	76	152

Weighted average diluted shares outstanding	10,952	10,821	10,916	10,747

Net income	$24,167	$6,029	$66,926	$20,727

Basic earnings per share	$2.22	$0.56	$6.17	$1.96

Diluted earnings per share	$2.21	$0.56	$6.13	$1.93

The Company has no anti-dilutive securities outstanding.
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

8 of 34

options. The purchase price of a share of common stock pursuant to an ISO will not be less than the fair market value of a share of common stock at the grant date. Options vest over periods ranging from six months to five years and all expire 10 years after the grant date.
The Option Plan terminates on January 5, 2009. Termination of the Option Plan will not affect outstanding options. As of September 30, 2008, there were no remaining shares of common stock available for grant under the Option Plan.
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
The following table summarizes the effect of the impact of SFAS No. 123-R on the results of operations:

9 of 34

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
(in thousands, except per share data)
Stock option expense before taxes	$53	$53	$158	$97
Stock option expense after taxes	$35	$33	$100	$60
Impact per basic share	$—	$—	$0.01	$0.01
Impact per diluted share	$—	$—	$0.01	$0.01
All pre-tax charges related to stock options were included in the caption “Administrative and General” on the accompanying Consolidated Statement of Operations.
No options were granted during the first nine months of 2008. Options to purchase 24,170 shares of common stock were granted during the second quarter of 2007. The fair value of options granted during 2007 was $22.55 per share.
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
The following table summarizes stock option award activity during the nine months ended September 30, 2008:

10 of 34

			Weighted	Aggregate
	Number of	Weighted Average	Average Remaining	Intrinsic Value
	Options	Exercise Price	Contractual Term	(in thousands)
Outstanding at December 31, 2007	203,807	$10.99
Granted	—	—
Exercised	(133,800)	7.97
Canceled	—	—

Outstanding at September 30, 2008	70,007	$16.75	6.0 years	$1,960

Exercisable at September 30, 2008	49,893	$12.15	5.2 years	$1,626

The total intrinsic value of stock options exercised during the nine months ended September 30, 2008 and 2007 was $4.8 million and $8.4 million, respectively. Net cash proceeds from the exercise of stock options were $1.1 million and $1.5 million for the nine months ended September 30, 2008 and 2007, respectively. Income tax benefits of $1.8 million and $3.2 million were realized from stock option exercises during the nine months ended September 30, 2008 and 2007, respectively. The fair value of options vested during the nine months ended September 30, 2008 and 2007 totaled $158 thousand and $97 thousand, respectively.
As of September 30, 2008, approximately $324 thousand of expense, before taxes, with respect to non-vested stock option awards has yet to be recognized and will be amortized into expense over a weighted-average period of 1.27 years.
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

11 of 34

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
The following table summarizes the activity related to RSUs and PERSUs for the nine months ended September 30, 2008:

	RSUs		PERSUs
	Vested	Unvested	Vested	Unvested
Balance as of December 31, 2007	—	9,000	—	32,378
Granted	—	9,000	—	34,379
Vested	9,000	(9,000)	—	—
Forfeited	—		—	—

Balance as of September 30, 2008	9,000	9,000	—	66,757

Under SFAS No. 123-R, stock-based compensation expense recognized on RSUs and PERSUs for the nine months ended September 30, 2008 and 2007, respectively, is summarized in the following table:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
(in thousands, except per share data)
Stock award expense before taxes	$360	$292	$1,079	$431
Stock award expense after taxes	$231	$179	$682	$267
Impact per basic share	$0.02	$0.02	$0.06	$0.03
Impact per diluted share	$0.02	$0.02	$0.06	$0.03
All pre-tax charges related to RSUs and PERSUs were included in the caption, “Administrative and General,” on the accompanying Consolidated Statement of Operations.

12 of 34

(9) Supplemental Cash Flow Information:
Interest paid during the first nine months of 2008 totaled $830 thousand, compared to $3.0 million in the first nine months of 2007. Income taxes paid during the first nine months of 2008 and 2007 totaled $35.9 million and $9.1 million, respectively.
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

13 of 34

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
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R (SFAS No. 141R), Business Combinations. This statement requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed and requires the acquirer to disclose certain information related to the nature and financial effect of the business combination. SFAS No. 141R is effective for business combinations entered into in fiscal years beginning on or after December 15, 2008. Depending on the terms, conditions and details of the business combinations, if any, that take place subsequent to January 1, 2009, SFAS No. 141R may have a material impact on the Company’s future financial statements.

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
We operate as a single business segment with 17 strategically-located processing and distribution facilities in Connecticut, Georgia, Illinois, Iowa, Michigan, Minnesota, North Carolina, Ohio, Pennsylvania and South Carolina. This geographic footprint allows us to focus on regional customers and larger national and multi-national accounts, primarily located throughout the midwestern, eastern and southern United States.
We sell a broad range of steel products, many of which have different gross profits and margins. Products that have more value-added processing generally have a greater gross profit and higher

15 of 34

margins. Accordingly, our overall gross profit is affected by, among other things, product mix, the amount of processing performed, the availability of steel, volatility in selling prices and material purchase costs. We also perform toll processing of customer-owned steel, the majority of which is performed by our Michigan operation. We sell certain products internationally, primarily in Puerto Rico and Mexico. All international sales and payments are made in U.S. dollars. Recent international sales have been immaterial to our consolidated financial results.
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
At September 30, 2008, we employed approximately 1,200 people, of which approximately 200 of the hourly plant personnel at our Minneapolis and Detroit facilities are represented by four separate collective bargaining units. A collective bargaining agreement covering approximately five Detroit maintenance workers was extended to July 31, 2009. Collective bargaining agreements covering Minneapolis and other Detroit employees expire in 2009 and subsequent years. We have never experienced a work stoppage and we believe that our relationship with employees is good. However, any prolonged work stoppages by our personnel represented by collective bargaining units could have a material adverse impact on our business, financial condition, results of operations and cash flows.
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

16 of 34

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

17 of 34

Results of Operations
The following table sets forth certain income statement data for the three and nine months ended September 30, 2008 and 2007 (dollars are shown in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2008		2007		2008		2007
		% of net		% of net		% of net		% of net
	$	sales	$	sales	$	sales	$	sales
Net sales	$335,222	100.0%	$256,089	100.0%	$973,611	100.0%	$792,907	100.0%

Gross profit (1)	88,038	26.3%	50,383	19.7%	257,239	26.4%	153,441	19.4%

Operating expenses (2)	50,241	15.0%	39,705	15.5%	150,886	15.5%	117,482	14.8%

Operating income	$37,797	11.3%	$10,678	4.2%	$106,353	10.9%	$35,959	4.5%

(1)	Gross profit is calculated as net sales less the cost of materials sold.

(2)	Operating expenses are calculated as total costs and expenses less the cost of materials sold.
Tons sold decreased 13.4% to 268 thousand in the third quarter of 2008 from 309 thousand in the third quarter of 2007. Tons sold in the third quarter of 2008 included 238 thousand from direct sales and 30 thousand from toll processing, compared with 272 thousand direct tons and 37 thousand toll tons in the comparable period of last year. Tons sold decreased 2.1% to 937 thousand in the first nine months of 2008 from 957 thousand in the first nine months of 2007. Tons sold in the first nine months of 2008 included 838 thousand direct tons and 99 thousand from toll processing, compared with 842 thousand direct tons and 115 thousand toll tons in the comparable period last year. Tons sold in the fourth quarter of 2008 are expected to be lower than third quarter 2008 levels due to normal seasonal patterns. Additionally, recessionary fears in the United States and unprecedented volatility in global financial markets could lead to further declines in sales levels during the fourth quarter of 2008.
Net sales increased 30.9% to $335.2 million in the third quarter of 2008 from $256.1 million in the third quarter of 2007. Net sales increased 22.8% to $973.6 million in the first nine months of 2008 from $792.9 million in the first nine months of 2007. The increase in net sales was primarily attributable to higher average selling prices. Total average selling prices for the third quarter of 2008 increased 51.1% over selling prices in the third quarter of 2007 and increased 21.8% over the selling prices in the second quarter of 2008.

18 of 34

As a percentage of net sales, gross profit increased to 26.3% in the third quarter of 2008 from 19.7% in the third quarter of 2007. For the first nine months of 2008, gross profit increased to 26.4% from 19.4% in the first nine months of 2007. Higher selling prices were primarily the result of higher steel prices from steel producers that were passed through to our customers. Carbon steel prices have increased significantly during 2008, resulting in higher cost of materials sold. For the three and nine month periods ended September 30, 2008, the increase in average selling prices exceeded the increase in average cost of materials sold, resulting in higher gross profit, as we sold inventory which was acquired earlier in the year, at lower prices. The price of steel purchased from steel producers began to decrease in the late third quarter of 2008. In the fourth quarter of 2008, we expect our average selling prices to decrease from third quarter 2008 levels. We also expect our average cost of materials sold in the fourth quarter of 2008 to increase from third quarter 2008 levels, as we sell inventory which was acquired in the third quarter at higher price levels. As a result, we expect our average fourth quarter 2008 gross margin profit to fall from levels recognized in the third quarter of 2008.
Operating expenses in the third quarter of 2008 increased $10.5 million from the third quarter of 2007. Operating expenses in the first nine months of 2008 increased $33.4 million from the first nine months of 2007. Higher operating expenses in the first nine months of 2008 were primarily attributable to increased levels of variable incentive compensation associated with higher levels of profitability (the majority of which was recorded in general and administrative operating expense captions, with a portion also recorded in the warehouse and processing and selling expense captions), increased distribution expense resulting from higher fuel costs (recorded in the distribution expense caption) and increased warehouse and processing expense associated with higher levels of value-added services provided to our customers. As a percentage of net sales, operating expenses decreased to 15.0% for the third quarter of 2008 from 15.5% in the comparable 2007 period. Operating expenses increased to 15.5% for the first nine months of 2008, compared to 14.8% during the first nine months of 2007.

19 of 34

Interest and other expense on debt totaled $350 thousand for the third quarter of 2008 compared to $640 thousand for the third quarter of 2007. Interest and other expense on debt totaled $537 thousand for the first nine months of 2008, compared to $2.5 million for the first nine months of 2007. The decrease in interest expense was primarily attributable to lower average borrowings and borrowing rates, and the capitalization of interest into certain long-term capital projects in 2008. Our effective borrowing rate, exclusive of deferred financing fees and commitment fees, for the first nine months of 2008 was 4.0% compared to 6.9% in the first nine months of 2007.
For the third quarter of 2008, income before income taxes totaled $37.4 million compared to $10.0 million in the third quarter of 2007. For the first nine months of 2008, income before taxes totaled $105.8 million, compared to $33.4 million in the first nine months of 2007. An income tax provision of 36.8% was recorded for the first nine months of 2008, compared to a provision of 38.0% for the first nine months of 2007. We expect the effective tax rate to approximate 37% for the remainder of 2008. Income taxes paid totaled $35.9 million and $9.1 million for the first nine months of 2008 and 2007, respectively.
Net income for the third quarter of 2008 totaled $24.2 million or $2.21 per diluted share, compared to net income of $6.0 million or $.56 per diluted share for the third quarter of 2007. Net income for the first nine months of 2008 totaled $66.9 million or $6.13 per diluted share, compared to net income of $20.7 million or $1.93 per diluted share for the first nine months of 2007.
Liquidity and Capital Resources
Our principal capital requirements include funding working capital needs, purchasing, upgrading and acquiring processing equipment, facilities and other businesses and paying dividends. We use cash generated from operations, leasing transactions and our revolving credit facility to fund these requirements.
Working capital at September 30, 2008 totaled $309.0 million, a $117.9 million increase from December 31, 2007. Significant working capital changes included a $135.1 million increase in inventories and a $43.4 million increase in accounts receivable, partially offset by a $37.6 million increase in accounts payable (including outstanding checks). The fluctuations in inventories, accounts receivable and accounts payable are primarily attributable to higher steel prices and higher net sales.

20 of 34

For the nine months ended September 30, 2008, we used $50.2 million of net cash for operations, of which $77.9 million of cash flow was generated from cash earnings and $128.1 million was used for working capital.
During the first nine months of 2008, we spent $24.4 million on capital expenditures. As of September 30, 2008, we anticipate an additional $27 million of capital expenditures to be spent during the next twelve months to further our value-added strategies in both existing and new facilities, equipment and technologies. In October 2008, we began construction of a new facility in Sumter, South Carolina. The facility is expected to be completed by the end of the second quarter of 2009 and involves the construction and equipping of a 110,000 square foot building at a total investment of approximately $12 million. A new stretcher-leveler cut-to-length line for our Minneapolis coil facility became operational in the third quarter of 2008. In July 2008, we purchased land and a building to house a new satellite facility in Dover, Ohio at a total investment of approximately $5 million. We expect the Dover facility to begin operations in the fourth quarter of 2008.
We are also continuing the process of implementing a new single information system to replace the existing systems we currently use. During the first nine months of 2008, we have expensed $2.1 million and capitalized $3.7 million associated with the implementation of the new information system. Since the project began in 2006, we have expensed $5.7 million and capitalized $7.7 million associated with the implementation of the new information system.
During the first nine months of 2008, we generated $68.5 million from financing activities, which primarily consisted of $72.9 million of borrowings under our revolving credit facility.
In October 2008, our Board of Directors approved a regular quarterly dividend of $.05 per share. The dividend is payable on December 15, 2008 to shareholders of record as of December 1, 2008. During 2008, our Board of Directors approved regular quarterly dividends of $.04 per share, which were paid on March 17, 2008 and June 16, 2008, and a regular quarterly dividend of $.05 per share and a special dividend of $1.00 per share, both of which were paid on September 15, 2008. We expect to make regular dividend distributions in the future, subject to the availability of cash and continuing determination by our Board of Directors that the payment of dividends remains in the best interest of our shareholders.

21 of 34

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
The credit facility requires us to comply with various covenants, the most significant of which include: (i) minimum availability of $10 million, tested monthly; (ii) a minimum fixed charge coverage ratio of 1.25, and a maximum leverage ratio of 1.75, which are tested quarterly; (iii) restrictions on additional indebtedness; and (iv) limitations on dividends, capital expenditures and investments. At September 30, 2008, we had approximately $39 million of availability under our credit facility and we were in compliance with our covenants. The credit facility also contains an accordion feature which allows us to add up to $25 million of additional revolver capacity in certain circumstances.
Substantially higher steel prices in 2008 have resulted in increased working capital levels. We believe that funds available under our credit facility and lease arrangement proceeds, together with funds generated from operations, will be sufficient to provide us with the liquidity necessary to fund anticipated working capital requirements, capital expenditure requirements and our dividend declarations over at least the next 12 months. Further, we expect that our working capital levels will decrease in the fourth quarter of 2008, as we decrease our inventory levels and steel prices decline. In the future, we may, as part of our business strategy, acquire and dispose of other companies in the same or complementary lines of business, or enter into and exit strategic alliances and joint ventures. Accordingly, the timing and size of our capital requirements are subject to change as business conditions warrant and opportunities arise.
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

22 of 34

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
•	general and global business, economic, monetary and political conditions, including the ongoing global credit crisis;

•	competitive factors such as availability and pricing of steel, industry inventory levels and rapid fluctuations in customer demand and steel pricing;

•	the cyclicality and volatility within the steel industry;

•	the ability of customers (especially those that may be highly leveraged, those in the domestic automotive industry and those with inadequate liquidity) to absorb future steel price increases and/or maintain their credit availability during periods of rapidly increasing steel prices;

•	customer, supplier, and competitor consolidation, bankruptcy or insolvency;

•	layoffs or work stoppages by our own or our suppliers’ or customers’ personnel;

•	the availability and costs of transportation and logistical services;

•	equipment malfunctions or installation delays;

•	the amounts, timing and successes of our capital investments, including the construction of a new facility in Sumter, South Carolina and the start-up of our new satellite facility in Dover, Ohio;

•	the successes of our strategic efforts and initiatives to increase sales volumes, maintain or improve working capital turnover and free cash flows, reduce costs and debt levels and improve customer service;

•	the adequacy of our existing information technology and business system software;

•	the successful implementation of our new enterprise-wide information system;

•	the timing and outcome of OLP’s efforts and ability to liquidate its remaining assets; and

•	our ability to pay regular quarterly cash dividends and the amounts and timing of any future dividends.

23 of 34

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
Item 3. Qualitative and Quantitative Disclosures About Market Risk
During the past several years, the base price of carbon flat-rolled steel has fluctuated significantly. Higher raw material costs for steel producers could cause the price of steel to increase. We have witnessed unprecedented steel producer price increases during the first nine months of 2008 and we expect steel prices to decline during the fourth quarter of 2008. While we have generally been successful in the past in passing on producers’ price increases and surcharges to our customers, there is no guarantee that we will be able to pass on price increases to our customers in the future. Rising prices also increase the working capital requirements for us and our customers. Some customers may not have sufficient credit lines or liquidity to absorb significant increases in the price of steel. Declining or flattening prices could reduce our gross profit margin percentages to levels that are lower than our historical levels or our 2008 levels. Higher inventory levels held by us, other steel service centers, or end-use customers could cause competitive pressures that could also reduce gross profit.
Approximately 8.9% of our net sales in the first nine months of 2008 were directly to automotive manufacturers or manufacturers of automotive components and parts. The automotive industry experiences significant fluctuations in demand based on numerous factors such as general economic conditions and consumer confidence. The automotive industry is also subject, from time to time, to labor work stoppages. The domestic automotive industry, which has experienced a number of bankruptcies, is currently involved in significant restructuring and labor contract negotiations, which has resulted in lower production volumes. Certain customers in this industry represent an increasing credit risk.
Inflation generally affects us by increasing the cost of employee wages and benefits, transportation services, processing equipment, energy and borrowings under our credit facility.

24 of 34

General inflation has not had a material effect on our financial results during the past two years; however, we have experienced increased distribution expenses as a result of higher fuel costs.
When raw material prices increase, competitive conditions will influence how much of the steel price increase can be passed on to our customers. When raw material prices decline, as is expected during the fourth quarter of 2008, customer demands for lower cost product result in lower selling prices. Declining steel prices have generally adversely affected our net sales and net income, while increasing steel prices generally favorably affect net sales and net income.
We are exposed to the impact of interest rate changes and fluctuating steel prices. We have not entered into any interest rate or steel commodity hedge transactions for speculative purposes or otherwise.
Our primary interest rate risk exposure results from variable rate debt. If interest rates in the future were to increase 100 basis points (1.0%) from September 30, 2008 rates and, assuming no change in total debt from September 30, 2008 levels, the additional annual interest expense to us would be approximately $896 thousand. We currently do not hedge our exposure to variable interest rate risk. However, we do have the option to enter into 30- to 180-day fixed base rate Euro loans under the credit facility.
Item 4. Controls and Procedures
The evaluation required by Rule 13a-15 of the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report has been carried out under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. These disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in reports that are filed with or submitted to the SEC is: (i) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures; and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2008, our disclosure controls and procedures were effective.

25 of 34

There were no changes in our internal control over financial reporting that occurred during the third quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

26 of 34

Part II. OTHER INFORMATION
Items 1, 1A, 2, 3, 4 and 5 of this Part II are either inapplicable or are answered in the negative and are omitted pursuant to the instructions to Part II.
Item 6. Exhibits

Exhibit	Description of Document	Reference
4.1	Notice of Removal of Rights Agent and Appointment of Successor Rights Agent and Amendment No. 1, dated as of September 16, 2008, by and among the Company, National City Bank and Mellon Investors Services LLC, to the Rights Amendment dated as of January 1, 2000.	Incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-K filed with the Commission on September 19, 2008 (Commission File No. 0-23320).

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

27 of 34

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

OLYMPIC STEEL, INC. (Registrant)

Date: November 7, 2008	By:	/s/ Michael D. Siegal
Michael D. Siegal
Chairman of the Board and Chief Executive Officer

	By:	/s/ Richard T. Marabito Richard T. Marabito Chief Financial Officer
(Principal Financial and Accounting Officer)

28 of 34