Form 10-K
period 2008-12-31
OLYMPIC STEEL INC
filed 2009-03-02
CIK 917470

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Year Ended December 31, 2008
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one:)

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Small reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 30, 2008, the aggregate market value of voting stock held by nonaffiliates of the registrant based on the closing price at which such stock was sold on the Nasdaq Global Select Market on such date approximated $689,900,604. The number of shares of common stock outstanding as of March 2, 2009 was 10,861,985.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days of the close of its fiscal year ended December 31, 2008, portions of which document shall be deemed to be incorporated by reference in Part III of this Annual Report on Form 10-K from the date such document is filed.

PART I

ITEM 1.	BUSINESS

The Company

We are a leading U.S. steel service center with over 54 years of experience. Our primary focus is on the direct sale and distribution of large volumes of processed carbon, coated and stainless flat-rolled sheet, coil and plate steel products. We operate as an intermediary between steel producers and manufacturers that require processed steel for their operations. We provide services and functions that form an integral component of our customers’ supply chain management, reducing inventory levels and increasing efficiency, thereby lowering their overall cost of production. Our processing services include both traditional service center processes of cutting-to-length, slitting, and shearing and higher value-added processes of blanking, tempering, plate burning, precision machining, welding, fabricating and painting of steel parts.

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

Business Strategy and Objectives

We believe that the steel service center and processing industry is driven by four primary trends: (i) increased outsourcing of manufacturing processes by domestic original equipment manufacturers; (ii) shift by customers to fewer suppliers that are both larger and financially strong; (iii) increased customer demand for higher quality products and services; and (iv) consolidation and globalization of steel industry participants.

In recognition of these industry dynamics, our focus has been on achieving profitable growth through the start-up, acquisition and participation in service centers, processors, fabricators and related businesses, and investments in higher value-added processing equipment and services, while continuing our commitment to expanding and improving our sales and servicing efforts.

We have focused on specific operating objectives including: (i) investing in automation and value-added processing equipment; (ii) controlling operating expenses in relation to sales and gross margins; (iii) maintaining inventory turnover at approximately five times per year; (iv) maintaining targeted cash turnover rates; (v) investing in business information systems; (vi) improving safety awareness; and (vii) improving on-time delivery and quality performance for our customers.

These operating objectives are supported by:

•	A set of core values, which is communicated, practiced, and measured throughout the company.

•	Our “flawless execution” program (Fe), which is an internal program that empowers and recognizes employees to achieve profitable growth by delivering superior customer service and exceeding customer expectations.

•	On-going business process enhancements and redesigns to improve efficiencies and reduce costs.

•	New systems and key metric reporting to focus managers on achieving specific operating objectives.

•	Alignment of compensation with the financial performance of the Company and the achievement of specific operating objectives.

We believe our depth of management, facilities, locations, processing capabilities, focus on safety, quality and customer service, extensive and experienced sales force, and the strength of our customer and supplier relationships provide a strong foundation for implementation of our strategy and achievement of our objectives. Certain elements of our strategy are set forth in more detail below.

Investment In Value-Added Processing Equipment.  We have invested in processing and automation equipment to support customer demand and to respond to the growing trend among original equipment manufacturers (our customers) to outsource non-core production processes, such as plate processing, machining, welding and fabrication, and to concentrate on engineering, design and assembly. When the results of sales and marketing efforts indicate that there is sufficient customer demand for a particular product, process or service, we will purchase equipment to satisfy that demand. We also evaluate our existing equipment to ensure that it remains productive, and we upgrade, replace, redeploy or dispose of equipment when necessary.

Investments in automated welding lines, paint lines, precision machining equipment, blanking lines, shot blasters, plate processing equipment and two customized temper mills with heavy gauge cut-to-length capabilities have allowed us to further increase our higher value-added processing services. In 2008, we purchased a 62,000 square foot building in Dover, Ohio, began construction of a 110,000 square foot facility in Sumter, South Carolina and began an 80,000 square foot expansion of one of our Chambersburg, Pennsylvania facilities in order to be closer to our customers and provide just-in-time deliveries. We added a new stretcher-leveler in our Minneapolis Coil facility and new high-definition plasma burners in Chambersburg and Winder. These significant capital expenditures will allow us to further expand our fabrication services. We also began implementation of our new business information system, which is now operational in one of our largest divisions. In 2007, we expanded our Bettendorf, Iowa facility by approximately 54,000 square feet in order to meet our customers’ need for high quality sheet product. We also installed additional laser and plasma cutting equipment and machining centers in Cleveland, Chicago, Chambersburg, Winder and Siler City to support our growing value-added services.

Sales And Marketing.  We believe that our commitment to quality, service, just-in-time delivery and field sales personnel has enabled us to build and maintain strong customer relationships. We continuously analyze our customer base to ensure that strategic customers are properly targeted and serviced, while focusing our efforts to supply and service our larger customers on a national account basis, where we successfully service multi-location customers from multi-location Olympic facilities. In addition, we offer business solutions to our customers through value-added and value-engineered services. We also provide inventory stocking programs and in-plant employees located at certain customer locations to help reduce customers’ costs. During 2007 and 2008, we expanded our owned truck fleet to further enhance our just-in-time deliveries based on our customers’ requirements.

Our Fe program is a commitment to provide superior customer service while striving to exceed customer expectations. This program includes tracking actual on-time delivery and quality performance against objectives, and recognition of initiatives to improve efficiencies, streamline processes or reduce operating expenses at each operation.

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

Our sales efforts are further supported by metallurgical engineers, technical service personnel and product specialists who have specific expertise in carbon and stainless steel, alloy plate and steel fabrication. Our e-commerce services include extranet pages for specific customers that are integrated with our internal business systems to provide cost efficiencies for both us and our customers.

Management.  We believe one of our strengths is the depth and experience of our management team. In addition to our executive officers, members of our senior management team have a diversity of backgrounds within the steel industry, including management positions at steel producers and other steel service centers. They average 25 years of experience in the steel industry and 14 years with our company.

Products, Processing Services and Quality Standards

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

Our services include both traditional service center processes of cutting-to-length, slitting and shearing and higher value-added processes of blanking, tempering, plate burning, precision machining, welding, fabricating and painting to process steel to specified lengths, widths and shapes pursuant to specific customer orders. Cutting-to- length involves cutting steel along the width of the coil. Slitting involves cutting steel to specified widths along the length of the coil. Shearing is the process of cutting sheet steel. Blanking cuts the steel into specific shapes with close tolerances. Tempering improves the uniformity of the thickness and flatness of the steel through a cold rolling process. Plate burning is the process of cutting steel into specific shapes and sizes. Our machining activities include drilling, bending, milling, tapping, boring and sawing. Our fabrication activities include additional machining, welding, assembly and painting of component parts.

The following table sets forth, as of December 31, 2008, the major pieces of processing equipment by geographic region:

	(a)	(b)	(c)
	Eastern	Southern	Central	(d)
Processing Equipment	Region	Region	Region	Michigan	Total

Cutting-to-length	6	2	4	1	13
Blanking				4	4
Tempering	1		1		2
Plate processing	16	10	22		48
Slitting	2	2	2	2	8
Shearing	2		3		5
Machining	21	13			34
Painting	1	1			2
Shot blasting/grinding	4	1	3		8

Total	53	29	35	7	124

(a)	Consists of nine facilities located in Ohio, Connecticut, Illinois and Pennsylvania.

(b)	Consists of three facilities located in Georgia, North Carolina and South Carolina.

(c)	Consists of four facilities located in Michigan, Minnesota and Iowa.

(d)	Consists of a single facility in Detroit, Michigan.

Our quality assurance system establishes controls and procedures covering all aspects of our products from the time the material is ordered through receipt, processing and shipment to the customer. These controls and procedures encompass periodic supplier audits, meetings with customers, inspection criteria, traceability and certification. In addition, 14 of our 17 facilities have earned ISO 9001:2000 certifications. The Detroit operation has earned Ford’s Q-1 quality rating and is also ISO 14001 and TS-16949 certified. We have met the requirements for ISO 14001 (environmental management) in 14 of our 17 facilities. We are continuing the ISO 9001:2000 and ISO 14001 certification processes at our three newest facilities in Dover, Ohio, Sumter, South Carolina and Baraga, Michigan. We have a quality testing lab adjacent to our temper mill facility in Cleveland.

Customers and Distribution

We have a diverse customer and geographic base, which helps to reduce the inherent risk and cyclicality of our business. Net sales to our top three customers, in the aggregate, approximated 12% and 13% of our net sales in 2008 and 2007, respectively. We serve customers in most carbon steel consuming industries, including manufacturers and fabricators of transportation and material handling equipment, construction and farm machinery, storage tanks, environmental and energy generation equipment, automobiles, food service and electrical equipment, military vehicles and equipment, as well as general and plate fabricators, and steel service centers. Sales to the three largest U.S. automobile manufacturers and their suppliers, made principally by our Detroit operation, and sales to other steel service centers accounted for approximately 8.5% and 10%, respectively, of our net sales in 2008, and 8.5% and 9%, respectively, of our net sales in 2007.

While we ship products throughout the United States, most of our customers are located in the midwestern, eastern and southern regions of the United States. Most domestic customers are located within a 250-mile radius of one of our processing facilities, thus enabling an efficient delivery system capable of handling a high frequency of short lead-time orders. We transport most of our products directly to customers via third-party trucking firms. However, our expanding in-house truck fleet further enhances our just-in-time deliveries, based on our customers’ requirements. Products sold to foreign customers, which have been immaterial to our consolidated results, are shipped either directly from the steel producers to the customer or to an intermediate processor, and then to the customer by rail, truck or ocean carrier.

We process our steel to specific customer orders as well as for stocking programs. Many of our larger customers commit to purchase on a regular basis at agreed upon prices for periods ranging from three to twelve months. To help mitigate price volatility risks, these fixed price commitments are generally matched with corresponding supply arrangements. Customers notify us of specific release dates as the processed products are required. Customers typically notify us of release dates anywhere from a just-in-time basis to one month before the release date. Therefore, we are required to carry sufficient inventory to meet the short lead time and just-in-time delivery requirements of our customers.

Raw Materials

Our principal raw material is flat rolled carbon, coated and stainless steel that we typically purchase from multiple primary steel producers. The steel industry as a whole is cyclical and at times pricing and availability of steel can be volatile due to numerous factors beyond our control, including general domestic and global economic conditions, labor costs, sales levels, competition, consolidation of steel producers, fluctuations in the costs of raw materials necessary to produce steel, import duties and tariffs and currency exchange rates. This volatility can significantly affect the availability and cost of raw materials for us.

Inventory management is a key profitability driver in the steel service center industry. We, like many other steel service centers, maintain substantial inventories of steel to accommodate the short lead times and just-in-time delivery requirements of our customers. Accordingly, we purchase steel in an effort to maintain our inventory at levels that we believe to be appropriate to satisfy the anticipated needs of our customers based upon historic buying practices, contracts with customers and market conditions. Our commitments to purchase steel are generally at prevailing market prices in effect at the time we place our orders. We have no long-term, fixed-price steel purchase contracts. When steel prices increase, competitive conditions will influence how much of the price increase we can pass on to our customers. When steel prices decline, customer demands for lower prices and our competitors’ responses to those demands could result in lower sale prices and, consequently, lower margins and earnings as we use existing steel inventory.

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

In recent years, the steel producing supply base has experienced significant consolidation with a few suppliers accounting for a majority of the domestic carbon steel market. Collectively, we purchased approximately 46% and 45% of our total steel requirements from our three largest suppliers in 2008 and 2007, respectively. Although we have no long-term supply commitments, we believe we have good relationships with each of our steel suppliers. If, in the future, we are unable to obtain sufficient amounts of steel on a timely basis, we may not be able to obtain steel from alternate sources at competitive prices. In addition, interruptions or reductions in our supply of steel could make it difficult to satisfy our customers’ just-in-time delivery requirements, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Management Information Systems

Information systems are an important component of our strategy. We have invested in technologies and human resources required in this area and expect to make substantial further investments in the future. We currently maintain separate regional computer-based systems in the operation of our business and we depend on these systems to a significant degree, particularly for inventory management.

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

System and Process Enhancements.  We have completed development of an enterprise-wide ERP system alternative to replace our legacy information systems and we successfully initiated use of this system at one of our largest divisions, with multiple physical facilities, on January 1, 2009. We are proceeding to roll out this system to our other divisions to take advantage of streamlined business processes, enhanced cost information and improved support capability.

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

To provide continuous use of our systems and for security of our technology and information investments in case of physical emergency or threat, we initiated development of a secure, duplicate off-site computing facility. Our new ERP system and accounting system are currently duplicated at this site, with the migration of our other systems now in progress.

Employees

At December 31, 2008, we employed approximately 1,140 people, of which approximately 175 of the hourly plant personnel at our Minneapolis and Detroit facilities are represented by four separate collective bargaining units.

A collective bargaining agreement covering approximately five Detroit maintenance workers was extended to July 31, 2009. Collective bargaining agreements covering Minneapolis and other Detroit employees expire in 2009 and subsequent years, including a contract covering Minneapolis plate facility employees which expires at the end of March 2009. We have never experienced a work stoppage and we believe that our relationship with employees is good. However, any prolonged work stoppages by our personnel represented by collective bargaining units could have a material adverse impact on our business, financial condition, results of operations and cash flows.

Service Marks, Trade Names and Patents

We conduct our business under the name “Olympic Steel.” A provision of federal law grants exclusive rights to the word “Olympic” to the U.S. Olympic Committee. The U.S. Supreme Court has recognized, however, that certain users may be able to continue to use the word based on long-term and continuous use. We have used the name Olympic Steel since 1954, but are prevented from registering the name “Olympic” and from being qualified to do business as a foreign corporation under that name in certain states. In such states, we have registered under different names, including “Oly Steel” and “Olympia Steel.” Our wholly-owned subsidiary, Olympic Steel Lafayette, Inc., does business in certain states under the names “Olympic Steel Detroit,” “Lafayette Steel and Processing” and “Lafayette Steel.” Our operation in Georgia does business under the name “Southeastern Metal Processing” and our operation in North Carolina conducts business under the name “Olympic Steel North Carolina.”

We also hold a trademark for our stainless steel sheet and plate product “OLY-FLATBRITE,” which has a unique combination of surface finish and flatness.

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

Effects of Inflation

Inflation generally affects us by increasing the cost of employee wages and benefits, transportation services, processing equipment, purchased steel, energy and borrowings under our credit facility. General inflation, excluding the increased price of steel and increased distribution expense, has not had a material effect on our financial results during the past three years.

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

Forward-Looking Information

This Annual Report on Form 10-K and other documents we file with the SEC contain various forward-looking statements that are based on current expectations, estimates, forecasts and projections about our future performance, business, our beliefs and our management’s assumptions. In addition, we, or others on our behalf, may make forward-looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, conferences, webcasts, phone calls and conference calls. Words such as “may,” “will,” “anticipate,” “should,” “intend,” “expect,” “believe,” “estimate,” “project,” “plan,” “potential,” and “continue,” as well as the negative of these terms or similar expressions are intended to identify forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those implied by such statements including, but not limited to, those set forth in Item 1A (Risk Factors) below and the following:

•	general and global business, economic, financial and political conditions, including the ongoing global credit crisis;

•	access to global credit markets;

•	competitive factors such as the availability and pricing of steel, industry inventory levels and rapid fluctuations in customer demand and steel pricing;

•	the cyclicality and volatility within the steel industry;

•	the ability of our customers (especially those that may be highly leveraged, those in the domestic automotive industry and those with inadequate liquidity) to absorb future steel price increases and/or maintain their credit availability during periods of rapidly increasing steel prices;

•	customer, supplier and competitor consolidation, bankruptcy or insolvency;

•	layoffs or work stoppages by our own or our suppliers’ or customers’ personnel;

•	the availability and costs of transportation and logistical services;

•	equipment malfunctions or installation delays;

•	the amounts and successes of our capital investments, including the construction of a new facility in Sumter, South Carolina , the expansion of our facility in Chambersburg, Pennsylvania and the start-up of our new satellite facility in Dover, Ohio;

•	the successes of our strategic efforts and initiatives to increase sales volumes, maintain or improve working capital turnover and free cash flows, reduce costs and debt levels and improve customer service;

•	the adequacy of our existing information technology and business system software;

•	the successful implementation of our new enterprise-wide information system;

•	the timing and outcome of OLP’s efforts and ability to liquidate its remaining assets; and

•	our ability to pay regular quarterly cash dividends and the amounts and timing of any future dividends.

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

Risks Related to our Business

Volatile steel prices can cause significant fluctuations in our operating results. Our sales and operating income could decrease if steel prices decline or if we are unable to pass producer price increases on to our customers.

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

We, like many other steel service centers, maintain substantial inventories of steel to accommodate the short lead times and just-in-time delivery requirements of our customers. Accordingly, we purchase steel in an effort to maintain our inventory at levels that we believe to be appropriate to satisfy the anticipated needs of our customers based upon historic buying practices, contracts with customers and market conditions. Our commitments to purchase steel are generally at prevailing market prices in effect at the time we place our orders. We have no long-term, fixed-price steel purchase contracts. When steel prices increase, competitive conditions will influence how much of the price increase we can pass on to our customers. To the extent we are unable to pass on future price increases in our raw materials to our customers, the net sales and profitability of our business could be adversely affected. When steel prices decline, as they did in the fourth quarter of 2008, customer demands for lower prices and our competitors’ responses to those demands could result in lower sale prices and, consequently, lower margins as we use existing steel inventory. Steel prices are expected to continue to decline in 2009 and further declines in steel prices or further reductions in sales volumes could adversely impact our ability to remain in compliance with certain financial covenants in our revolving credit facility as well as result in us incurring inventory or goodwill impairment charges. Changing steel prices therefore could significantly impact our net sales, gross margins, operating income and net income.

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

We service industries that are highly cyclical, and any downturn in our customers’ demand could reduce our sales, margins and profitability.

We sell our products in a variety of industries, including capital equipment manufacturers for industrial, agricultural and construction use, the automotive industry, and manufacturers of fabricated metal products. Our largest category of customers is producers of industrial machinery and equipment. Numerous factors, such as general economic conditions, availability of adequate credit and financing, consumer confidence, significant business interruptions, labor shortages or work stoppages, energy prices, seasonality, customer inventory levels and other factors beyond our control, may cause significant demand fluctuations from one or more of these industries. Any decrease in demand within one or more of these industries may be significant and may last for a lengthy period of time. In periods of economic slowdown or recession in the United States and downturns in demand, as we have experienced in the fourth quarter of 2008 and in 2009, excess customer or service center inventory or a decrease in the prices that we can realize from sales of our products to customers in any of these industries could result in lower sales, margins and profitability.

Approximately 8.5% of our 2008 sales were to automotive manufacturers or manufacturers of automotive components and parts, whom we refer to as automotive customers. Historically, due to the concentration of customers in the automotive industry, our gross margins on these sales have generally been less than our margins on sales to customers in other industries. The continued difficulties faced by domestic automotive customers has further challenged its supply base. In addition, the precarious nature of the financial position of many domestic automotive customers has caused us to forego sales due to credit concerns. We do not expect the problems faced by our domestic automotive customers to significantly improve in the near future. If we are unable to generate sufficient future cash flow on our sales to automotive customers, we may be have additional bad debt losses and we may be required to record an impairment charge against the assets that are used to service those customers.

Customer credit constraints and credit losses could have a material adverse effect on our results of operations.

In climates of global financial and banking crises, such as those we experienced in 2008 and expect to continue in 2009, decreased sales volume and consolidation among capital providers to the steel industry, the ability of our customers to maintain credit availability has become more challenging. In particular, certain customers in the automotive industry and companies that are highly leveraged represent an increasing credit risk. Some customers have reduced their purchases because of these credit constraints. Moreover, our disciplined credit policies have, in some instances, resulted in lost sales. In recent years, we have experienced an increase in customer bankruptcies and could see further increases in 2009 if credit availability becomes further constrained. Were we to lose sales or customers due to these actions, or if we have misjudged our credit estimations and they result in future credit losses, there could be a material adverse effect on business, financial condition, results of operations and cash flows.

Our success is dependent upon our relationships with certain key customers.

We have derived and expect to continue to derive a significant portion of our revenues from a relatively limited number of customers. Collectively, our top three customers accounted for approximately 12% and 13% of our revenues in 2008 and 2007, respectively. Many of our larger customers commit to purchase on a regular basis at agreed upon prices ranging for periods from three to twelve months. We generally do not have long-term contracts with our customers. As a result, the relationship, as well as particular orders, can generally be terminated with relatively little advance notice. The loss of any one of our major customers or decrease in demand by those customers or credit constraints placed on them could have a material adverse effect on our business, financial condition or results of operations.

Our implementation of a new information system could adversely affect our results of operations and cash flows.

In July 2006, we announced the initiation of a project to implement a new enterprise-wide information system, consolidating our legacy operating systems into an integrated system. The objective is to standardize and streamline business processes and improve support for our growing service center and fabrication business. Risks associated with the phased-implementation include, but are not limited to:

•	a significant deployment of capital and a significant use of management and employee time;

•	the possibility that the software vendor may not be able to complete the project as planned;

•	the possibility that the timeline, costs or complexities related to the new system implementation will be greater than expected;

•	the possibility that the software, once fully implemented, does not work as planned;

•	the possibility that benefits from the new system may be lower or take longer to realize than expected;

•	the possibility that disruptions from the implementation may make it difficult for us to maintain relationships with our respective customers, employees or suppliers; and

•	limitations on the availability and adequacy of the proprietary software or consulting, training and project management services, as well as our ability to retain key personnel assigned to the project.

Although we successfully initiated use of the new system at one of our larger locations with multiple physical facilities in January 2009, we can provide no assurance that the rollout to the remaining divisions will be successful or will occur as planned and without disruption to operations. Difficulties associated with the design and implementation of the new information system could adversely affect our business, our customer service, our results of operations and our cash flows.

The failure of our key computer-based systems could have a material adverse effect on our business.

We currently maintain separate regional computer-based systems in the operation of our business and we depend on these systems to a significant degree, particularly for inventory management. These systems are vulnerable to, among other things, damage or interruption from fire, flood, tornado and other natural disasters, power loss, computer system and network failures, operator negligence, physical and electronic loss of data or security breaches and computer viruses. The destruction or failure of any one of our computer-based systems for any significant period of time could materially adversely affect our business, financial condition, results of operations and cash flows.

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

At December 31, 2008, we employed approximately 1,140 people, of which approximately 175 of the hourly plant personnel at our Minneapolis and Detroit facilities are represented by four separate collective bargaining units. A collective bargaining agreement covering approximately five Detroit maintenance workers was extended to July 31, 2009. Collective bargaining agreements covering Minneapolis and other Detroit employees expire in 2009 and subsequent years, including a contract covering Minneapolis plate facility employees which expires at the end of March 2009. Any prolonged work stoppages by our personnel represented by collective bargaining units could have a material adverse impact on our business, financial condition, results of operations and cash flows.

In addition, many of our larger customers, including those in the automotive industry, have unionized workforces and some in the past have experienced significant labor disruptions such as work stoppages, slow-downs and strikes. A labor disruption at one or more of our major customers could interrupt production or sales by that customer and cause that customer to halt or limit orders for our products. Any such reduction in the demand for our products could adversely affect our business, financial condition, results of operations and cash flows.

We expect to finance our future growth through borrowings under our credit facility. We may have difficulty in obtaining sufficient sources of finance. Additionally, increased leverage could adversely impact our business and results of operations.

Our $130 million revolving credit facility matures on December 15, 2011. Due to the global financial and banking crisis, it may be difficult for us in the future to obtain the necessary funds and liquidity to run and expand our business.

Additionally, if we incur substantial additional debt under our credit facility or otherwise to finance future growth, our leverage could increase as could the risks associated with such leverage. A high degree of leverage could have important consequences to us. For example, it could:

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

In recent years, the steel producing supply base has experienced significant consolidation with a few domestic producers accounting for a majority of the domestic steel market. Collectively, we purchased approximately 46% and 45% of our total steel requirements from our three largest suppliers in 2008 and 2007, respectively. The number of available suppliers could be reduced in the future by factors such as further industry consolidation or bankruptcies affecting steel suppliers. Additionally, fewer available suppliers increases the risk of supply disruption through both scheduled and unscheduled mill outages. Supply disruption risk has been further increased by the planned reductions of steel production in the United States during the fourth quarter of 2008 and first quarter of 2009 and the historically low levels of inventory held at steel service centers. We have no long-term supply commitments with our steel suppliers. If, in the future, we are unable to obtain sufficient amounts of steel on a timely basis, we may not be able to obtain steel from alternate sources at competitive prices. In addition, interruptions or reductions in our supply of steel could make it difficult to satisfy our customers’ just-in-time delivery requirements, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

We currently have a number of expansion projects in process. These, or future expansion or construction projects could have adverse effects on our results of operations due to the impact of the start-up costs and the potential for underutilization in the start-up phase of a facility. Consolidation in our industry has reduced the number of potential acquisition targets, and we are unable to predict whether or when any prospective acquisition candidate will become available or the likelihood that any acquisition will be completed. Moreover, in pursuing acquisition opportunities, we may compete for acquisition targets with other companies with similar growth strategies which may be larger and have greater financial and other resources than we have. Competition among potential acquirers could result in increased prices for acquisition targets. As a result, we may not be able to identify appropriate acquisition candidates or consummate acquisitions on satisfactory terms to us.

The pursuit of acquisitions may divert management’s time and attention away from day-to-day operations. In order to achieve growth through acquisitions, expansion of current facilities, greenfield construction or otherwise, additional funding sources may be needed and we may not be able to obtain the additional capital necessary to pursue our growth strategy on terms that are satisfactory to us.

We may not be able to retain or expand our customer base if the U.S. manufacturing industry continues to erode or if the United States dollar strengthens.

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

Some customers have been able to continue to manufacture items in the United States for export to foreign markets, due to the relative strength of certain foreign currencies against the U.S. dollar. If the U.S. dollar were to strengthen, products made by United States’ manufacturers could become less attractive to foreign buyers. Less purchases by foreign buyers could reduce our steel sales to those U.S. manufacturers.

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

If our energy costs increase disproportionately to our revenues, our earnings could be reduced. We use energy to process and transport our products. Our operating costs increase if energy costs, including electricity, diesel fuel and natural gas, rise. During periods of higher energy costs, we may not be able to recover our operating cost increases through price increases without reducing demand for our products. In addition, we generally do not hedge our exposure to higher prices via energy futures contracts. Increases in energy prices will increase our operating costs and may reduce our profitability if we are unable to pass all of the increases on to our customers.

Risks Related to Our Common Stock

The market price for our common stock may be volatile.

Historically, there has been volatility in the market price for our common stock. Furthermore, the market price of our common stock could fluctuate substantially in the future in response to a number of factors, including, but not limited to, the risk factors described herein. Examples include:

•	announcement of our quarterly operating results or the operating results of other steel service centers;

•	changes in financial estimates or recommendations by stock market analysts regarding us, our competitors or the steel industry; and

•	announcements by us or our competitors of significant acquisitions, dispositions or joint ventures, or other material events impacting the domestic or global steel industry.

Recently, the stock market has experienced significant price and volume fluctuations, resulting in our stock trading below its net book value. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to their specific operating performance. These broad market fluctuations may materially adversely affect our stock price, regardless of our operating results.

Our quarterly results may be volatile.

Our operating results have varied on a quarterly basis during our operating history and are likely to fluctuate significantly in the future. Our operating results may be below the expectations of our investors or stock market analysts as a result of a variety of factors, many of which are outside of our control. Factors that may affect our quarterly operating results include, but are not limited to, the risk factors listed above.

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

		Square		Owned or
Operation	Location	Feet	Function	Lease

Cleveland	Bedford Heights, Ohio(1)	127,000	Corporate headquarters, coil processing and distribution center	Owned
	Bedford Heights, Ohio(1)	121,500	Coil and plate processing, distribution center and offices	Owned
	Bedford Heights, Ohio(1)	59,500	Plate processing, distribution center and offices	Leased(2)
	Dover, Ohio	62,000	Plate processing and distribution center	Owned
Minneapolis	Plymouth, Minnesota	196,800	Coil and plate processing, distribution center and offices	Owned
	Plymouth, Minnesota	112,200	Plate processing, fabrication, distribution center and offices	Owned
	Baraga, Michigan	9,000	Distribution center	Leased(3)
Detroit	Detroit, Michigan	256,000	Coil processing, distribution center and offices	Owned
South	Winder, Georgia	285,000	Coil and plate processing, distribution center and offices	Owned
Iowa	Bettendorf, Iowa	244,000	Coil and plate processing, fabrication distribution center and offices	Owned
Connecticut	Milford, Connecticut	134,000	Coil processing, distribution center and offices	Owned
Philadelphia	Lester, Pennsylvania	84,250	Plate processing, distribution center and offices	Leased(4)
Chambersburg	Chambersburg, Pennsylvania	87,000	Plate processing, distribution center and offices	Owned
	Chambersburg, Pennsylvania	150,000	Plate processing, fabrication, distribution center and offices	Owned
Chicago	Schaumburg, Illinois	80,500	Coil and plate processing, distribution center and offices	Owned
North Carolina	Siler City, North Carolina	74,000	Plate processing, fabrication, distribution center and offices	Owned
South Carolina	Sumter, South Carolina	24,375	Fabrication and distribution center	Leased(5)

(1)	The Bedford Heights facilities are all adjacent properties.

(2)	This facility is leased from a related party pursuant to the terms of a triple net lease for $195,300 per year. The lease expires in June 2010, with one renewal option for an additional 10 years.

(3)	The lease on this facility expires on September 30, 2009, with five one-year renewal options.

(4)	The lease on this facility expires on December 31, 2009, with a one-year renewal option.

(5)	The lease on this facility expires on April 10, 2009, with five one-month renewal options.

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

Michael D. Siegal, age 56, has served as our Chief Executive Officer since 1984, and as Chairman of our Board of Directors since 1994. From 1984 until January 2001, he also served as our President. He has been employed by us in a variety of capacities since 1974. Mr. Siegal is a member of the Board of Directors and Executive Committee of the Metals Service Center Institute. He previously served as National Chairman of Israel Bonds and presently serves as Chairman of the Development Corporation for Israel. He is a past officer for the Cleveland Jewish Community Federation. He is also a member of the Board of Directors of University Hospitals — Rainbow Babies Committee (Cleveland, Ohio).

David A. Wolfort, age 56, has served as our President since January 2001 and Chief Operating Officer since 1995. He has been a director since 1987. He previously served as Vice President Commercial from 1987 to 1995, after having joined us in 1984 as General Manager. Prior thereto, he spent eight years with a primary steel producer in a variety of sales assignments. Mr. Wolfort is a director of the Metal Service Center Institute and previously served as Chairman of its Political Action Committee and Governmental Affairs Committee. He is also a member of the Northern Ohio Regional Board of the Anti-Defamation League and a member of the Board of Trustees of Ohio University and the Musical Arts Association (Cleveland Orchestra).

Richard T. Marabito, age 45, serves as our Chief Financial Officer. He joined us in 1994 as Corporate Controller and served in this capacity until being named Chief Financial Officer in March 2000. He also served as Treasurer from 1994 through 2002. Prior to joining us, Mr. Marabito served as Corporate Controller for a publicly traded wholesale distribution company and was employed by a national accounting firm in its audit department. Mr. Marabito is a director of the Metal Service Center Institute and is the Chairman of its Foundation for Education and Research. He is also a board member and Audit Committee Chairman for Hawk Corporation (ASE: HWK) and is a board member of the Make-A-Wish Foundation of Northeast Ohio.

Richard A. Manson, age 40, has served as our Treasurer since January 2003, and has been employed by us since 1996. From 1996 through 2002, he served as Director of Taxes and Risk Management. Prior to joining us, Mr. Manson was employed for seven years by a national accounting firm in its tax department. Mr. Manson is a certified public accountant and is a member of the Ohio Society of Certified Public Accountants and the American Institute of Certified Public Accountants.

Esther M. Potash, age 57, has served as our Chief Information Officer since April 2007, and has been employed by us in various positions since 1998. Prior to joining us, Ms. Potash spent 13 years as a management consultant with a public accounting firm and six years as an analyst with the United States Navy. Ms. Potash is a member of the Association of Women in the Metal Industries.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock trades on the Nasdaq Global Select Market under the symbol “ZEUS.” The following table sets forth, for each quarter in the two-year period ended December 31, 2008, the high and low sales prices of our common stock as reported by the Nasdaq Global Select Market:

	2008		2007
	High	Low	High	Low

First quarter	$45.88	$26.82	$31.72	$21.03
Second quarter	78.32	44.26	34.99	28.54
Third quarter	74.46	27.15	31.59	21.79
Fourth quarter	29.98	12.00	33.20	23.00

Holders of Record

On February 1, 2009, we estimate there were approximately 70 holders of record and 2,300 beneficial holders of our common stock.

Dividends

During 2008, our Board of Directors approved regular quarterly dividends of $.04 per share that were paid on March 17, 2008 and June 16, 2008 and regular quarterly dividends of $.05 per share that were paid on September 15, 2008 and December 15, 2008. Our Board also approved a special dividend of $1.00 per share that was paid on September 15, 2008.

During 2007, our Board of Directors approved regular quarterly dividends of $.03 per share that were paid on March 15, 2007 and June 15, 2007 and regular quarterly dividends of $.04 per share that were paid on September 17, 2007 and December 17, 2007.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended December 31, 2008.

Recent Sales of Unregistered Securities

We did not have any unregistered sales of equity securities during the quarter ended December 31, 2008.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected data of the Company for each of the five years in the period ended December 31, 2008. The data presented should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this Annual Report.

	For the Years Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share data)

Tons Sold Data:
Direct	1,041	1,098	1,064	1,091	1,171
Toll (a)	125	150	202	189	184
Total	1,165	1,248	1,266	1,280	1,355
Income Statement Data:
Net sales (a)	$1,227,245	$1,028,963	$981,004	$939,210	$894,157
Gross profit (b)	296,639	201,675	200,699	166,471	242,370
Operating expenses (c)	187,393	158,351	146,479	122,450	139,563
Operating income	109,246	43,324	54,220	44,021	102,807
Income (loss) from joint ventures (d)	—	—	(2,137)	(4,125)	741
Interest and other financing costs	1,148	2,819	2,677	3,703	4,655
Income before income taxes	108,098	40,505	49,406	36,193	98,893
Net income	$67,702	$25,270	$31,048	$22,092	$60,078
Earnings Per Share Data:
Basic (e)	$6.24	$2.38	$2.99	$2.18	$6.12
Diluted	$6.21	$2.35	$2.92	$2.11	$5.88
Weighted average shares — basic	10,847	10,628	10,383	10,134	9,816
Weighted average shares — diluted	10,895	10,763	10,633	10,457	10,222
Dividends declared (f)	$1.18	$0.14	$0.12	—	—
Balance Sheet Data (end of period):
Current assets	$348,480	$283,388	$308,215	$227,655	$287,307
Current liabilities	95,280	92,290	92,340	94,603	95,688
Working capital	253,200	191,098	215,875	133,052	191,619
Total assets	474,247	386,083	405,320	305,606	374,146
Total debt	40,198	16,707	68,328	—	96,022
Shareholders’ equity	322,958	263,520	234,237	200,321	176,525

(a)	Net sales generated from toll tons sold represented less than 3% of consolidated net sales for all years presented.

(b)	Gross profit is calculated as net sales less the cost of materials sold.

(c)	Operating expenses are calculated as total costs and expenses less the cost of materials sold.

(d)	Includes $2,000 and $3,500 loss on disposition of OLP joint venture in 2006 and 2005, respectively.

(e)	Calculated by dividing net income by weighted average shares outstanding.

(f)	2008 dividends declared include $1.00 per share special dividend.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed under Item 1A Risk Factors in this Annual Report on Form 10-K. The following section is qualified in its entirety by the more detailed information, including our financial statements and the notes thereto, which appears elsewhere in this Annual Report.

Overview

We are a leading U.S. steel service center with over 54 years of experience. Our primary focus is on the direct sale and distribution of large volumes of processed carbon, coated and stainless flat-rolled sheet, coil and plate products. We operate as an intermediary between steel producers and manufacturers that require processed steel for their operations. We serve customers in most carbon steel consuming industries, including manufacturers and fabricators of transportation and material handling equipment, construction and farm machinery, storage tanks, environmental and energy generation, automobiles, food service and electrical equipment, military vehicles and equipment, as well as general and plate fabricators and steel service centers. We distribute our products primarily through a direct sales force.

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

Our results of operations are affected by numerous external factors including, but not limited to, general and global business, economic, financial, or banking and political conditions, competition, steel pricing and availability, energy prices, pricing and availability of raw materials used in the production of steel, inventory held in the supply chain, customer demand for steel and customers’ ability to manage their credit line availability and layoffs or work stoppages by our own, our suppliers’ or our customers’ personnel. The steel industry also continues to be affected by the global consolidation of our suppliers, competitors and end-use customers.

Like many other steel service centers, we maintain substantial inventories of steel to accommodate the short lead times and just-in-time delivery requirements of our customers. Accordingly, we purchase steel in a effort to maintain our inventory at levels that we believe to be appropriate to satisfy the anticipated needs of our customers based upon historic buying practices, contracts with customers and market conditions. Our commitments to purchase steel are generally at prevailing market prices in effect at the time we place our orders. We have no long-term, fixed-price steel purchase contracts. When steel prices increase, competitive conditions will influence how much of the price increase we can pass on to our customers. To the extent we are unable to pass on future price increases in our raw materials to our customers, the net sales and profitability of our business could be adversely affected. When steel prices decline, as they did in the fourth quarter of 2008 and continue in 2009, customer demands for lower prices and our competitors’ responses to those demands could result in lower sale prices and, consequently, lower margins as we use existing steel inventory.

At December 31, 2008, we employed approximately 1,140 people, of which approximately 175 of the hourly plant personnel at our Minneapolis and Detroit facilities are represented by four separate collective bargaining units. A collective bargaining agreement covering approximately five Detroit maintenance workers was extended to

July 31, 2009. Collective bargaining agreements covering Minneapolis and other Detroit employees expire in 2009 and subsequent years, including a contract covering Minneapolis plate facility employees which expires at the end of March 2009. We have never experienced a work stoppage and we believe that our relationship with employees is good. However, any prolonged work stoppages by our personnel represented by collective bargaining units could have a material adverse impact on our business, financial condition, results of operations and cash flows.

Critical Accounting Policies

This discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to use estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from these estimates under different assumptions or conditions. On an on-going basis, we monitor and evaluate our estimates and assumptions.

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

Revenue Recognition

Revenue is recognized in accordance with the SEC’s Staff Accounting Bulletin No. 104, Revenue Recognition. For both direct and toll shipments, revenue is recognized when steel is shipped to the customer and title and risk of loss is transferred, which generally occurs upon delivery to our customers. Given the proximity of our customers to our facilities, substantially all of our sales are shipped and received within one day. Sales returns and allowances are treated as reductions to sales and are provided for based on historical experience and current estimates and are immaterial to the consolidated financial statements.

Results of Operations

The following table sets forth certain income statement data for the years ended December 31, 2008, 2007 and 2006 (dollars shown in thousands):

	2008		2007		2006
		% of net		% of net		% of net
	$	sales	$	sales	$	sales

Net sales	$1,227,245	100.0	$1,028,963	100.0	$981,004	100.0
Gross profit (a)	296,639	24.2	201,675	19.6	200,699	20.5
Operating expenses (b)	187,393	15.3	158,351	15.4	146,479	14.9
Operating income	109,246	8.9	43,324	4.2	54,220	5.5

(a)	Gross profit is calculated as net sales less the cost of materials sold.

(b)	Operating expenses are calculated as total costs and expenses less the cost of materials sold.

2008 Compared to 2007

Tons sold in 2008 decreased 6.6% to 1.17 million tons from 1.25 million tons last year. Tons sold in 2008 included 1.04 million tons from direct sales and 125 thousand tons from toll processing, compared with 1.10 million direct tons and 150 thousand toll tons in 2007. Recessionary pressures and unprecedented crises in global financial markets during the second half of 2008 led to a decrease in tons sold. We expect these conditions to continue or worsen in 2009, resulting in lower tons sold.

Net sales in 2008 increased 19.3% to $1.23 billion from $1.03 billion. The increase in sales was primarily attributable to higher average selling prices. Average selling prices for 2008 increased 27.7% from 2007. Average selling prices began to decrease during the fourth quarter of 2008 due to reduced customer demand and the sharp reduction in the price of steel offered by steel producers. We expect average selling prices to decrease in 2009 from levels experienced during the fourth quarter of 2008 due to recessionary pressures and reduced customer demand.

In 2008, gross profit, as a percentage of net sales, increased to 24.2% from 19.6% in 2007. Higher selling prices were primarily the result of higher steel prices from steel producers that were passed through to our customers. During the first three quarters of 2008, carbon steel prices approximately doubled, resulting in higher cost of materials sold. For most of 2008, the increase in average selling prices exceeded the increase in average cost of materials sold, resulting in higher gross profit, as we sold inventory which was acquired earlier in the year at lower prices. The price of steel purchased from steel producers began to decrease in the late third quarter of 2008. In the fourth quarter of 2008, our average selling prices decreased while our average cost of materials sold increased, as we sold inventory which was acquired during the third quarter of 2008 at higher prices. As a result, our average gross profit began to fall during the fourth quarter of 2008 and we expect that situation to continue or worsen in 2009.

As a percentage of net sales, operating expenses for 2008 decreased to 15.3% from 15.4% in 2007. Operating expenses for 2008 increased 18.3% to $187.4 million from $158.4 million in 2007. Higher operating expenses in 2008 were primarily attributable to increased levels of variable incentive compensation associated with higher levels of profitability (the majority of which was recorded in the general and administrative operating expense caption, with a portion also recorded in the warehouse and processing caption), increased sales commissions and bad debt expense (recorded in the selling expense caption), increased distribution expense resulting from higher fuel costs (recorded in the distribution expense caption) and increased warehouse and processing expense associated with higher levels of value-added services provided to our customers. Most of the higher operating expenses recorded in 2008 are variable and are tied to higher levels of profitability. As profitability declined in the Fourth Quarter of 2008, and is expected to decline in 2009, many of these expenses have decreased accordingly. Additionally, starting in the second half of 2008, we have eliminated our temporary labor, restricted overtime and introduced reduced work weeks, resulting in the reduction of approximately 213 full-time equivalent employees or 15% of our workforce.

Interest and other expense on debt decreased to $1.1 million from $2.8 million in 2007. The decrease in interest expense in 2008 was primarily attributable to lower average borrowings and borrowing rates, and the capitalization of interest into certain long-term capital projects. Our effective borrowing rate, exclusive of deferred financing fees, was 3.8% in 2008, compared to 6.8% in 2007.

In 2008, we reported income before income taxes of $108.1 million, compared to $40.5 million in 2007. An income tax provision of 37.4% was recorded during 2008, compared to 37.6% in 2007. Taxes paid in 2008 totaled $44.7 million, compared to $11.7 million in 2007.

Net income for 2008 totaled $67.7 million or $6.21 per diluted share, compared to $25.3 million or $2.35 per diluted share in 2007.

2007 Compared to 2006

Tons sold in 2007 decreased 1.4% to 1.25 million tons from 1.27 million tons in 2006. Tons sold in 2007 included 1.10 million tons from direct sales and 150 thousand tons from toll processing, compared with 1.07 million direct tons and 202 thousand toll tons in 2006.

Net sales in 2007 increased 4.9% to $1.03 billion from $981.0 million. Average selling prices for 2007 increased 6.4% from 2006.

In 2007, gross profit, as a percentage of net sales, decreased to 19.6% from 20.5% in 2006. Higher inventory levels at steel service centers at the beginning of 2007 led to competitive pressures and gross margins throughout most of the year.

As a percentage of net sales, operating expenses for 2007 increased to 15.4% from 14.9% in 2006. Operating expenses for 2007 increased 8.1% to $158.4 million from $146.5 million in 2006. The increase in operating expenses was primarily attributable to the inclusion of a full year of our North Carolina facility’s operating expenses in 2007 (acquired in June 2006) and a full year of costs associated with the development of our new information system (which began during the third quarter of 2006 and is primarily recorded in the general and administrative expense caption).

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

2008 Compared to 2007

Working capital at December 31, 2008 increased $62.1 million from the end of the prior year. The increase was primarily attributable to a $76.8 million increase in inventories and an $8.5 million decrease in accounts payable, partially offset by a $10.7 million decrease in accounts receivable. The fluctuation in inventories is primarily attributable to higher levels of inventory held at year end (due to weaker than expected fourth quarter 2008 sales) at higher, overall prices.

During 2008, we generated $6.2 million of net cash from operations, of which $81.6 million was derived from cash earnings and $75.4 million was used for working capital.

In 2008, we spent $33.8 million on capital expenditures. In 2009, depending on global banking and economic conditions, we anticipate capital expenditures of $20 to $30 million, primarily to complete projects which we began in 2008 which will further our value-added strategies in both existing and new facilities, equipment and technology. In October 2008, we began construction of a new facility in Sumter, South Carolina. The facility is expected to be completed in 2009 and involves the construction and equipping of a 110,000 square foot building at a total investment of approximately $12 million. In September 2008, we began the process of expanding our Chambersburg, Pennsylvania facility by 80,000 square feet at a total cost of approximately $7 million. The expansion is expected to be operational during the second quarter of 2009. A new stretcher-leveler cut-to-length line for our Minneapolis coil facility became operational during the third quarter of 2008. In July 2008, we purchased land and a building to house a new satellite facility in Dover, Ohio at a total investment of approximately $5 million, which began to operate during the fourth quarter of 2008.

We are also continuing the process of implementing a new single business system to replace the existing systems we currently use. During 2008, we have expensed $2.7 million and capitalized $5.2 million associated with the implementation of the new information system. Since the project began in 2006, we have expensed $6.2 million and capitalized $9.2 million associated with the implementation of the new information system.

In 2008, we generated $19.9 million from financing activities which primarily consisted of $23.5 million of borrowings under our revolving credit facility.

During 2008, our Board of Directors approved regular quarterly dividends of $.04 per share that were paid on March 17, 2008 and June 16, 2008 and regular quarterly dividends of $.05 per share that were paid on September 15, 2008 and December 15, 2008. Additionally, the Board approved a special dividend of $1.00 per share that was paid on September 15, 2008. In February 2009, our Board of Directors approved a quarterly dividend of $.05 per share, which is payable on March 16, 2009 to shareholders of record as of March 2, 2009. We expect to make regular dividend distributions in the future, subject to the availability of cash and continuing determination by our Board of Directors that the payment of dividends remains in the best interest of our shareholders.

Our secured bank financing agreement is a revolving credit facility collateralized by our accounts receivable, inventories and substantially all of our property and equipment. Borrowings are limited to the lesser of a borrowing base, comprised of eligible accounts receivable and inventories, or $130 million in the aggregate. A May 2008 amendment extended the maturity date of the revolving credit facility to December 15, 2011, with annual extensions at the banks’ option.

The credit facility requires us to comply with various covenants, the most significant of which include: (i) minimum availability of $10 million, tested monthly; (ii) a minimum fixed charge coverage ratio of 1.25, and a maximum leverage ratio of 1.75, which are tested quarterly; (iii) restrictions on additional indebtedness; and (iv) limitations on capital expenditures and investments. The credit facility also contains an accordion feature that allows us to add up to $25 million of additional revolver capacity. At December 31, 2008, we had approximately $88 million of availability and were in compliance with our covenants under the credit facility. Further declines in steel prices or further reductions in sales volumes in 2009 could adversely impact our ability to remain in compliance with certain financial covenants in our revolving credit facility.

2007 Compared to 2006

Working capital at December 31, 2007 decreased $24.8 million from the end of the prior year. The decrease was primarily attributable to a $32.2 million decrease in inventories, partially offset by a $2.5 million increase in accounts receivable, a $2.4 million increase in prepaids and others and a $2.5 million increase in cash.

During 2007, we generated $64.7 million of net cash from operations, of which $34.5 million was derived from cash earnings and $30.2 million was generated from working capital.

In 2007, we spent $12.5 million on capital expenditures. We completed a $3.9 million project to equip and expand our Iowa facility by approximately 54,000 square feet in order to meet our customers’ needs for high quality sheet product. We installed additional laser and plasma cutting equipment and machining centers in Cleveland, Chicago, Chambersburg and Siler City to support our growing value-added services. Due to the risk of technological obsolescence, it has been our policy to lease new laser cutting equipment. In 2007, we ordered a $5.5 million stretcher-leveler cut-to-length line for our Minneapolis Coil Facility, which became operational in the second quarter of 2008. We continued the process of implementing a new business information system to replace the existing systems we currently use.

During 2007, our Board of Directors approved regular quarterly dividends of $.03 per share that were paid on March 15, 2007 and June 12, 2007. The Board of Directors then increased the regular quarterly dividend to $.04 per share, which were paid on September 17, 2007 and December 17, 2007.

In December 2006, we advanced $3.16 million to OLP to cover a loan guarantee obligation. We believe the underlying value of OLP’s remaining assets, upon liquidation, will be sufficient to repay the advance at a later date.

Contractual Obligations

The following table reflects our contractual obligations as of December 31, 2008:

Contractual Obligations				Less than			More than
(amounts in thousands)			Total	1 year	1-3 years	3-5 years	5 years

Long-term debt obligations	(a	)	$40,198	$—	$40,198	$—	$—
Unrecognized tax positions	(b	)	4,872	$2,357	$2,515
Other long-term liabilities	(c	)	11,879	—	9,387	202	2,290
Operating leases	(d	)	13,157	4,308	5,994	2,291	564

Total contractual obligations			$70,106	$6,665	$58,094	$2,493	$2,854

(a)	See Note 6 to the Consolidated Financial Statements.

(b)	See Note 7 to the Consolidated Financial Statements. Classification is based on expected settlement dates and the expiration of certain statutes of limitations.

(c)	Primarily consists of accrued bonuses, retirement liabilities and deferred compensation payable in future years.

(d)	See Note 12 to the Consolidated Financial Statements.

Off-Balance Sheet Arrangements

An off-balance sheet arrangement is any contractual arrangement involving an unconsolidated entity under which a company has (a) made guarantees, (b) a retained or a contingent interest in transferred assets, (c) any obligation under certain derivative instruments or (d) any obligation under a material variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to a company, or engages in leasing, hedging, or research and development services within a company.

As of December 31, 2008, we had no material off-balance sheet arrangements.

Effects of Inflation

Inflation generally affects us by increasing the cost of employee wages and benefits, transportation services, processing equipment, purchased steel, energy and borrowings under our credit facility. General inflation, excluding increases in the price of steel and increased distribution expense, has not had a material effect on our financial results during the past three years.

Impact of Recently Issued Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes: an Interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement principles for financial statement disclosure of tax positions taken or expected to be taken on a tax return. We adopted FIN 48 on January 1, 2007. The adoption had no effect on the opening balance of retained earnings as of January 1, 2007.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 (SFAS No. 160), Noncontrolling Interests in Consolidated Financial Statements — an Amendment of Accounting Research Bulletin No. 51. SFAS No. 160 requires all entities to report noncontrolling interests in subsidiaries (also known as minority interests) as a separate component of equity in the consolidated statement of financial position, to clearly identify consolidated net income attributable to the parent and to the noncontrolling interest on the face of the consolidated statement of income and to provide sufficient disclosure that clearly identifies and distinguishes between the interest of the parent and the interests of controlling owners. SFAS No. 160 is effective as of January 1, 2009. We are currently evaluating SFAS No. 160; however, we do not expect any material financial statement implications relating to the adoption of this statement, because we do not currently have any non-controlling interests in its subsidiaries.

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

During the past several years, the base price of carbon flat-rolled steel has fluctuated significantly. We have witnessed unprecedented steel producer price volatility, including a doubling of prices during the first nine months of 2008 and rapid and steep price decreases during the fourth quarter of 2008. Declining or flattening prices, as we have experienced in the fourth quarter of 2008 and expect to experience during the first quarter of 2009, could reduce our gross profit margin percentages to levels that are lower than our historical levels or our 2008 levels. Higher inventory held by us, other steel service centers or end-use customers could cause competitive pressures that could also reduce our gross profit. Higher raw material prices for steel producers or steel production constraints could cause the price of steel to increase. Rising prices result in higher working capital requirements for us and our customers. Some customers may not have sufficient credit lines or liquidity to absorb significant increases in the price of steel. While we have generally been successful in the past in passing on producers’ price increases and surcharges to our customers, there is no guarantee that we will be able to pass on price increases to our customers in the future.

Approximately 8.5% of our net sales in 2008 were directly to automotive manufacturers or manufacturers of automotive components and parts. The automotive industry experiences significant fluctuations in demand based on numerous factors such as general economic conditions and consumer confidence. The automotive industry is also subject, from time-to-time, to labor work stoppages. The domestic automotive industry, which has experienced a number of bankruptcies, is currently involved in significant restructuring and labor contract negotiations, which has resulted in lower production volumes. Certain customers in this industry represent an increasing credit risk.

Inflation generally affects us by increasing the cost of employee wages and benefits, transportation services, processing equipment, purchased steel, energy and borrowings under our credit facility. General inflation, excluding increases in the price of steel and increased distribution expense, has not had a material effect on our financial results during the past three years.

When raw material prices increase, competitive conditions will influence how much of the steel price increase can be passed on to our customers. When raw material prices decline, customer demands for lower cost product result in lower selling prices. Declining steel prices, as we have experienced during the fourth quarter of 2008 and expect to experience during the first quarter of 2009, have generally adversely affected our net sales and net income while increasing steel prices have favorably affected our net sales and net income.

We are exposed to the impact of interest rate changes and fluctuating steel prices. We have not entered into any interest rate or steel commodity hedge transactions for speculative purposes or otherwise.

Our primary interest rate risk exposure results from variable rate debt. If interest rates in the future were to increase 100 basis points (1.0%) from December 31, 2008 rates and, assuming no change in total debt from December 31, 2008 levels, the additional annual interest expense to us would be approximately $402 thousand. We currently do not hedge our exposure to variable interest rate risk. However, we have the option to enter into 30- to 180-day fixed base rate Euro loans under our credit facility.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Olympic Steel, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
of Olympic Steel, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Olympic Steel, Inc. and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
March 2, 2009

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we concluded that, as of December 31, 2008, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Olympic Steel, Inc.
Consolidated Statements of Operations
For The Years Ended December 31, 2008, 2007 and 2006
(in thousands, except per share data)

	2008	2007	2006

Net sales	$1,227,245	$1,028,963	$981,004
Costs and expenses
Cost of materials sold (exclusive of items shown separately below)	930,606	827,288	780,305
Warehouse and processing	64,382	59,449	55,407
Administrative and general	58,592	41,472	38,143
Distribution	28,086	26,342	25,384
Selling	19,602	15,993	13,485
Occupancy	6,998	6,145	5,704
Depreciation	9,733	8,950	8,356

Total costs and expenses	1,117,999	985,639	926,784

Operating income	109,246	43,324	54,220
Loss from joint ventures	—	—	(137)
Loss on disposition of joint venture	—	—	(2,000)

Income before financing costs and income taxes	109,246	43,324	52,083
Interest and other expense on debt	1,148	2,819	2,677

Income before income taxes	108,098	40,505	49,406
Income tax provision	40,396	15,235	18,358

Net income	$67,702	$25,270	$31,048

Net income per share — basic	$6.24	$2.38	$2.99

Weighted average shares outstanding — basic	10,847	10,628	10,383
Net income per share — diluted	$6.21	$2.35	$2.92

Weighted average shares outstanding — diluted	10,895	10,763	10,633

The accompanying notes are an integral part of these statements.

Olympic Steel, Inc.
Consolidated Balance Sheets
As of December 31, 2008 and 2007
(in thousands)

	2008	2007

Assets
Cash and cash equivalents	$891	$7,707
Accounts receivable, net	77,737	88,414
Inventories	255,300	178,530
Prepaid expenses and other	14,552	8,737

Total current assets	348,480	283,388

Property and equipment, at cost	211,325	183,850
Accumulated depreciation	(97,820)	(94,199)

Net property and equipment	113,505	89,651

Goodwill	6,583	6,583
Other long-term assets	5,679	6,461

Total assets	$474,247	$386,083

Liabilities
Accounts payable	$64,883	$73,408
Accrued payroll	16,403	9,393
Other accrued liabilities	13,994	9,489

Total current liabilities	95,280	92,290

Credit facility revolver	40,198	16,707
Other long-term liabilities	14,394	9,779
Deferred income taxes	1,417	3,787

Total liabilities	151,289	122,563

Shareholders’ Equity
Preferred stock, without par value, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, without par value, 20,000 shares authorized, 10,962 and 10,728 shares issued and outstanding	119,134	114,582
Retained earnings	203,824	148,938

Total shareholders’ equity	322,958	263,520

Total liabilities and shareholders’ equity	$474,247	$386,083

The accompanying notes are an integral part of these balance sheets.

Olympic Steel, Inc.
Consolidated Statements of Cash Flows
For The Years Ended December 31, 2008, 2007 and 2006
(in thousands)

	2008	2007	2006

Cash flows from operating activities:
Net income	$67,702	$25,270	$31,048
Adjustments to reconcile net income to net cash from operating activities (net of effects from 2006 purchases of GSP and PS&W) —
Depreciation and amortization	9,733	8,950	8,356
Loss from joint ventures, net of distributions and consolidation of GSP	—	—	137
Loss on disposition of joint venture	—	—	2,000
(Gain) loss on disposition of property and equipment	(464)	(446)	108
Stock based compensation	1,648	840	127
Other long-term assets	782	(3,298)	(3,172)
Other long-term liabilities	4,615	3,115	3,702
Long-term deferred income taxes	(2,370)	36	(3,800)

	81,646	34,467	38,506
Changes in working capital:
Accounts receivable	10,677	(2,531)	(725)
Inventories	(76,770)	32,208	(70,994)
Prepaid expenses and other	(5,815)	(2,354)	(2,557)
Accounts payable	(14,834)	1,254	(12,631)
Accrued payroll and other accrued liabilities	11,335	1,637	(2,402)

	(75,407)	30,214	(89,309)

Net cash from (used for) operating activities	6,239	64,681	(50,803)

Cash flows from (used for) investing activities:
Purchase of GSP Interest	—	—	(100)
Purchase of PS&W	—	—	(8,965)
Capital expenditures	(33,759)	(12,498)	(12,303)
Proceeds from disposition of property and equipment	816	1,702	9

Net cash used for investing activities	(32,943)	(10,796)	(21,359)

Cash flows from (used for) financing activities:
Credit facility revolver borrowings (payments), net	23,491	(51,621)	65,481
Change in outstanding checks	6,309	(2,941)	1,860
Debt repayments	—	—	(2,264)
Proceeds from exercise of stock options (including tax benefit) and employee stock purchases	2,904	4,667	3,992
Dividends paid	(12,816)	(1,494)	(1,251)

Net cash from (used for) financing activities	19,888	(51,389)	67,818

Cash and cash equivalents:
Net increase (decrease)	(6,816)	2,496	(4,344)
Beginning balance	7,707	5,211	9,555

Ending balance	$891	$7,707	$5,211

The accompanying notes are an integral part of these statements.

Olympic Steel, Inc.
Consolidated Statements of Shareholders’ Equity
For The Years Ended December 31, 2008, 2007 and 2006
(In thousands)

	Common	Retained
	Stock	Earnings

Balance at December 31, 2005	104,956	95,365

Net income	—	31,048
Payment of dividends	—	(1,251)
Exercise of stock options and employee stock purchases (276 shares)	3,992	—
Stock based compensation	127	—

Balance at December 31, 2006	109,075	125,162

Net income	—	25,270
Payment of dividends	—	(1,494)
Exercise of stock options and employee stock purchases (298 shares)	4,667	—
Stock based compensation	840	—

Balance at December 31, 2007	$114,582	$148,938

Net income	—	67,702
Payment of dividends	—	(12,816)
Exercise of stock options and employee stock purchases (134 shares)	2,904	—
Stock based compensation	1,648	—

Balance at December 31,2008	$119,134	$203,824

The accompanying notes are an integral part of these statements.

Olympic Steel, Inc.
Notes to Consolidated Financial Statements
For The Years Ended December 31, 2008, 2007 and 2006
(dollars in thousands, except per share amounts)

1.  Summary of Significant Accounting Policies:

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Olympic Steel, Inc. and its wholly-owned subsidiaries (collectively, the Company or Olympic), after elimination of intercompany accounts and transactions. Investments in the Company’s joint ventures are accounted for under the equity method.

Nature of Business

The Company is a U.S. steel service center with over 54 years of experience in specialized processing and distribution of large volumes of carbon, coated carbon and stainless steel, flat-rolled sheet, and coil and plate products from 17 facilities in ten midwestern, eastern and southern states. The Company operates as one business segment.

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

Concentration Risks

The Company is a major customer of flat-rolled coil and plate steel for many of its principal suppliers, but is not dependent on any one supplier. The Company purchased approximately 46%, 45% and 46% of its total steel requirements from its three largest suppliers in 2008, 2007 and 2006, respectively.

The Company has a diversified customer and geographic base, which reduces the inherent risk and cyclicality of its business. The concentration of net sales to the Company’s top 20 customers approximated 33%, 34% and 39% of net sales in 2008, 2007 and 2006, respectively. In addition, the Company’s largest customer accounted for approximately 6%, 8% and 9% of net sales in 2008, 2007 and 2006, respectively. Sales to the three largest U.S. automobile manufacturers and their suppliers, made principally by the Company’s Detroit operation, and sales to other steel service centers, accounted for approximately 8.5% and 10%, respectively, of the Company’s net sales in 2008, 8.5% and 9% of net sales in 2007, and 9% and 8% of net sales in 2006.

Cash and Cash Equivalents

Cash equivalents consist of short-term highly liquid investments, with a three month or less maturity, which are readily convertible into cash.

Fair Market Value

Fair value is defined under SFAS No. 157 as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the liability in an orderly transaction between market participants on the measurement date. Valuation techniques under SFAS No. 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. To measure fair value, the Company applies SFAS No. 157’s fair value hierarchy that is based on three levels of inputs, of which the first two are considered observable and the last unobservable, as follows:

Level 1 — Quoted prices in active markets for identical assets or liabilities.

Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Accounts Receivable

Accounts receivable are presented net of allowances for doubtful accounts of $1,103, $1,427 as of December 31, 2008 and 2007, respectively. Bad debt expense totaled $1,378 in 2008, $493 in 2007 and $1,044 in 2006.

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

Inventories

Inventories are stated at the lower of cost or market and include the costs of purchased steel, inbound freight, external processing and applicable labor and overhead costs related to internal processing. Cost is determined using the specific identification method. On the Consolidated Statement of Operations, “Cost of materials sold (exclusive of items shown separately below)” consists of the cost of purchased steel, inbound and internal transfer freight, external processing costs and scrap.

Property and Equipment, and Depreciation

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets ranging from 5 to 30 years. In accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, the Company capitalizes the costs of obtaining or developing internal-use software, including directly related payroll costs. The Company amortizes those costs over five years, beginning when the software is ready for its intended use.

Goodwill

Goodwill is the excess of the purchase price paid over the fair value of the net assets of an acquired business. In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized, but is tested annually or more frequently for impairment.

The goodwill on the consolidate balance sheets is related to the June 2, 2006 acquisition of our North Carolina operations.

For purposes of impairment testing, which is conducted December 31 of each year, the Company determined fair value using a discounted cash flow methodology. As of December 31, 2008, goodwill totaled $6.6 million and the testing indicated no impairment of goodwill.

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

Shipping and Handling Fees and Costs

Amounts charged to customers for shipping and other transportation are included in net sales. The distribution expense line on the accompanying Consolidated Statement of Operations reflects all shipping and other transportation costs incurred by the Company in shipping goods to its customers.

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

Stock-Based Compensation

In 2006, the Company adopted Statement of Financial Accounting Standards No. 123-R, (SFAS No. 123-R), Share-Based Payment, which requires the recording of compensation expense for stock options issued to employees and directors. Prior to 2006, the Company accounted for stock options granted to employees and directors under the intrinsic value method of Accounting Principles Board Opinion No. 25, where no compensation expense was recognized. The Company has elected to use the modified prospective transition method where compensation expense is recorded prospectively. For additional information, see Note 10, Stock Options.

Impact of Recently Issued Accounting Pronouncements

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (SFAS No. 157), Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement was initially effective as of January 1, 2008, but in February 2008, the FASB delayed the effective date for applying the standard to non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. The Company adopted SFAS No. 157 as of January 1, 2008 for assets and liabilities within its scope and the impact was immaterial to our financial statements. Non-financial assets and non-financial liabilities for which we have not applied the provisions of SFAS No. 157 included those measured at fair value in goodwill impairment testing.

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

PS&W is a full service fabricating company that utilizes burning, forming, machining, welding and painting to produce a wide variety of fabrications for large original equipment manufacturers of heavy construction equipment. PS&W was founded in 1990 and currently operates in two facilities in North Carolina and South Carolina.

3.  Investments in Joint Ventures:

The Company and the United States Steel Corporation (USS) each own 50% of Olympic Laser Processing (OLP), a company that produced laser welded sheet steel blanks for the automotive industry. OLP ceased operations during the first quarter of 2006. In December 2006, the Company advanced $3,200 to OLP to cover a loan guarantee. As of December 31, 2008, the investment in and advance to OLP was valued at $2,500 on the Company’s Consolidated Balance Sheet. The Company believes the underlying value of OLP’s remaining real estate, upon liquidation, will be sufficient to repay the $2,500 advance at a later date.

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

From May 1, 2006 to December 31, 2007, GSP’s results have been fully consolidated in the Company’s financial statements. Prior to May 2006, the Company, using the equity method of accounting, recorded 49% of GSP’s net income or loss to its Consolidated Statement of Operations as “Income (Loss) from Joint Ventures.”

In December 2007, GSP’s remaining assets were sold and it ceased operations.

4.  Property and Equipment:

Property and equipment consists of the following:

	Depreciable	As of December 31,
	Lives	2008	2007

Land	—	$10,824	$9,954
Land improvements	10	1,453	1,302
Buildings and improvements	30	68,091	63,605
Machinery and equipment	5-15	100,901	88,786
Furniture and fixtures	7	4,934	4,947
Computer equipment	5	7,338	8,245
Vehicles	5	29	33
Construction in progress	—	17,755	6,978

		$211,325	$183,850
Less accumulated depreciation		(97,820)	(94,199)

Net property and equipment		$113,505	$89,651

Construction in progress, as of December 31, 2008 primarily consisted of capitalized costs associated with the Company’s new information system, which began implementation in 2009, and ongoing construction projects in Winder, Georgia, Chambersburg, Pennsylvania and Sumter, South Carolina.

Construction in progress, as of December 31, 2007 primarily consisted of capitalized costs associated with the Company’s new information system.

5.  Inventories:

Steel inventories consisted of the following:

	As of December 31,
	2008	2007

Unprocessed	$211,246	$133,319
Processed and finished	44,054	45,211

Totals	$255,300	$178,530

6.  Debt:

Credit Facility

The Company’s secured bank-financing agreement (the Credit Facility) is a revolving credit facility collateralized by the Company’s accounts receivable, inventories and substantially all of its property and equipment. Borrowings are limited to the lesser of a borrowing base, comprised of eligible receivables and inventories, or $130,000 in the aggregate. A May 2008 amendment extended the maturity date of the Credit Facility to December 15, 2011, with annual extensions at the banks’ option.

The Credit Facility requires the Company to comply with various covenants, the most significant of which include: (i) minimum availability of $10,000, tested monthly; (ii) a minimum fixed charge coverage rate of 1.25, and a maximum leverage ratio of 1.75, which are tested quarterly; (iii) restrictions on additional indebtedness; and (iv) limitations on dividends, capital expenditures and investments. At December 31, 2008, the Company had approximately $88,152 of availability under the Credit Facility and the Company was in compliance with its covenants. The Credit Facility also contains an accordion feature which allows the Company to add up to $25,000 of additional revolver capacity.

Outstanding checks are included as part of Accounts Payable on the accompanying Consolidated Balance Sheets and such checks totaled $20,256 as of December 31, 2008 and $13,900 as of December 31, 2007.

Scheduled Debt Maturities, Interest, Debt Carrying Values

The Company has no outstanding term loans. The overall effective interest rate for all debt amounted to 4.5%, 7.4% and 7.5% in 2008, 2007 and 2006, respectively. Interest paid totaled $1,484, $3,392, and $2,456 for the years ended December 31, 2008, 2007 and 2006, respectively. Average total debt outstanding was $41,894, $46,389 and $41,549 in 2008, 2007 and 2006, respectively.

The Company has not entered into interest rate transactions for speculative purposes or otherwise. The Company does not hedge its exposure to floating interest rate risk. However, the Company has the option to enter into 30- to 180- day fixed base rate Euro loans under the Credit Facility.

7.  Income Taxes:

The components of the Company’s provision (benefit) for income taxes from continuing operations were as follows:

	2008	2007	2006

Current:
Federal	$37,963	$14,665	$17,776
State and Local	6,750	2,158	3,230

	44,713	16,823	21,006
Deferred	(4,317)	(1,588)	(2,648)

	$40,396	$15,235	$18,358

The components of the Company’s deferred income taxes at December 31 are as follows:

	2008	2007

Deferred tax assets:
Inventory	$1,197	$617
Net operating loss and tax credit carryforwards	1,270	1,951
Allowance for doubtful accounts	419	542
Other	83	83
Accrued expenses	8,863	5,196

	11,832	8,389
Valuation reserve	(296)	(337)

Total deferred tax assets	11,536	8,052
Deferred tax liabilities:
Property and equipment	(6,440)	(6,587)
Intangibles	(1,187)	(742)
Other	(261)	(1,392)

Total deferred tax liabilites	(7,888)	(8,721)

Deferred tax assets (liabilities), net	$3,648	$(669)

The Company adopted the provision of Financial Accounting Standards Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109 (FIN 48) on January 1, 2007. The adoption of FIN 48 did not have a material impact on the Company’s consolidated financial statements.

The following table summarizes the 2008 activity related to our gross unrecognized tax benefits:

	2008	2007

Balance as of the beginning of the year	$3,059	$773
Increases related to prior year tax positions	1,613	276
Decreases related to prior year tax positions	(92)	—
Increases related to current year tax positions	—	2,035
Decreases related to settlements with taxing authorities	—	—
Decreases related to lapsing of statute of limitations	(202)	(25)

Balance as of the end of the year	$4,378	$3,059

It is expected that the amount of unrecognized tax benefits will change in the next twelve months; however, the Company does not expect the change to have a significant impact on its results of operations or financial position. The tax years 2005-2007 remain open to examination by major taxing jurisdictions to which the Company is subject.

The Company recognized interest related to uncertain tax positions in income tax expense. As of December 31, 2008 and December 31, 2007, the Company had approximately $494 and $342 of gross accrued interest related to uncertain tax positions, respectively.

The following table reconciles the U.S. federal statutory rate to the Company’s effective tax rate:

	2008	2007	2006

U.S. federal statutory rate	35.0%	35.0%	35.0%
State and local taxes, net of federal benefit	3.7%	1.9%	1.6%
Sec. 199 manufacturing deduction	(1.6)%	(1.2)%	(1.0)%
All other, net	0.3%	1.9%	1.6%

Effective income tax rate	37.4%	37.6%	37.2%

Taxes paid in 2008, 2007 and 2006 totaled $44,703, $11,699 and $19,255, respectively. Some subsidiaries of the Company’s consolidated group file state tax returns on a separate company basis and have state net operating loss carryforwards expiring over the next seven to 20 years. A valuation allowance is recorded to reduce certain deferred tax assets to the amount that is more likely than not to be realized.

8.  Retirement Plans:

The Company’s retirement plans consist of a 401(k) plan covering non-union employees, two separate 401(k) plans covering all union employees and a supplemental executive retirement plan (SERP) covering certain executive officers of the Company.

Company contributions to the non-union profit-sharing plan are discretionary amounts as determined annually by the Board of Directors. The 401(k) retirement plans allow eligible employees to contribute up to the statutory maximum. The Company’s 401(k) matching contribution is determined annually by the Board of Directors and is based on a percentage of eligible employees’ earnings and contributions. For the non-union 401(k) retirement plan in 2008, 2007 and 2006, the Company matched one-half of each eligible employee’s contribution, limited to the first 6% of eligible compensation. The Company’s discretionary profit sharing contribution is determined annually by the Board of Directors.

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

Retirement plan expense, which includes all Company 401(k), profit-sharing and SERP contributions, amounted to $3,950, $3,019 and $2,450 for the years ended December 31, 2008, 2007 and 2006, respectively.

9.  Shares Outstanding and Earnings Per Share:

	2008	2007	2006
	(In thousands, except per share data)

Weighted average basic shares outstanding	10,847	10,628	10,383
Assumed exercise of stock options and issuance of stock awards	48	135	250

Weighted average diluted shares outstanding	10,895	10,763	10,633

Net income	$67,702	$25,270	$31,048
Basic earnings per share	$6.24	$2.38	$2.99

Diluted earnings per share	$6.21	$2.35	$2.92

As of December 31, 2008, the Company had 18,526 anti-dilutive performance-earned restricted stock units outstanding. The Company has no anti-dilutive securities outstanding as of December 31, 2006 or 2007.

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

The Option Plan terminated on January 5, 2009. Termination of the Option Plan did not affect outstanding options. As of December 31, 2008, there were no remaining shares of common stock available for grant under the Option Plan.

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

The following table summarized the effect of SFAS No. 123-R on the results of operations:

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2008	December 31, 2007	December 31, 2006

Stock option expense before taxes	$210	$150	$127
Stock option expense after taxes	$132	$93	$80
Impact per basic share	$0.01	$0.01	$0.01
Impact per diluted share	$0.01	$0.01	$0.01

All pre-tax charges related to stock option expense were included in the caption “Administrative and general” on the accompanying Consolidated Statements of Operations. SFAS No. 123-R requires the cash flow resulting from the tax deduction in excess of the compensation cost recognized for those options to be classified as financing cash flows. For the years ended December 31, 2008, 2007 and 2006, tax benefits realized from option exercises totaled $1.8 million, $3.2 million and $2.4 million, respectively.

The fair value of each option grant was estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2008	2007	2006

Risk-free interest rate	n/a	4.58%	n/a
Expected life in years	n/a	10	n/a
Expected volatility	n/a	57.70%	n/a
Expected dividend yield	n/a	0.40%	n/a

The expected volatility assumption was derived by referring to changes in the Company’s historical common stock price over a timeframe similar to that of the expected life of the award.

The weighted average fair value of options granted during 2007 was $22.55. No options were granted during 2008 or 2006.

The following table summarizes stock-based award activity during the year ended December 31, 2008:

			Weighted
		Weighted	Average
		Average Exercise	Remaining	Aggregate
	Number of Shares	Price	Contractual Term	Intrinsic Value

Outstanding at December 31, 2007	203,807	$10.99
Granted	—	$—
Exercised	(133,800)	$7.97
Canceled	—	—

Outstanding at December 31, 2008	70,007	$16.75	5.75 years	$550

Exercisable at December 31, 2008	49,893	$12.15	4.96 years	$509

The total intrinsic value of stock options exercised during the years ended December 31, 2008, 2007 and 2006 was $4,786, $8,400 and $6,300, respectively. Net cash proceeds from the exercise of stock options, exclusive of income tax benefits, were $1,066, $1,500, and $1,600 for the years ended December 31, 2008, 2007 and 2006, respectively. Income tax benefits of $1,819, $3,200 and $2,400 were realized from stock option exercises during the years ended December 31, 2008, 2007 and 2006, respectively. The fair value of options vested during the years ended December 31, 2008, 2007 and 2006 totaled $210, $150 and $146, respectively.

11.  Restricted Stock Units and Performance Share Units:

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

On May 1, 2007 and January 2, 2008, the Compensation Committee of the Company’s Board of Directors approved the grant of 1,800 restricted stock units (RSUs) to each non-employee director. Subject to the terms of the Plan and the RSU agreement, the RSUs vested after one year of service (from the date of grant). The RSUs are not converted into shares of common stock until the director either resigns or is terminated from the Board of Directors.

The Compensation Committee of the Company’s Board of Directors also granted 32,378 and 34,379 performance-earned restricted stock units (PERSUs) to the senior management of the Company on May 1, 2007 and January 2, 2008, respectively. The PERSUs may be earned based on the Company’s performance over periods ranging from 32 to 36 months from the date of grant, and would be converted into shares of common stock, based on the achievement of two separate financial measures: (1) the Company’s EBITDA (50% weighted); and (2) return on invested capital (50% weighted). No shares will be earned unless the threshold amounts for the performance measures are met. Up to 150% of the targeted amount of PERSUs may be earned.

The following table summarizes the activity related to RSUs and PERSUs for the twelve months ended December 31, 2008:

	RSUs		PERSUs
	Vested	Unvested	Vested	Unvested

Balance as of January 1, 2008	—	9,000	—	32,378
Granted	—	9,000	—	34,379
Vested	9,000	(9,000)	—	—
Forfeited	—	—	—	—

Balance as of December 31, 2008	9,000	9,000	—	66,757

Under SFAS No. 123-R, stock compensation expense recognized on RSUs and PERSUs is summarized in the following table:

	For the Year Ended	For the Year Ended
	December 31, 2008	December 31, 2007

RSU and PERSU expense before taxes	$1,438	$690
RSU and PERSU expense after taxes	$900	$430
Impact per basic share	$0.08	$0.04
Impact per diluted share	$0.08	$0.04

All pre-tax charges related to RSUs and PERSUs were included in the caption “Administrative and General” on the accompanying Consolidated Statement of Operations.

12.  Commitments and Contingencies:

The Company leases certain warehouses, sales offices and machinery and equipment under long-term lease agreements. All leases are classified as operating and expire at various dates through 2016. In some cases the leases include options to extend. Rent and lease expense was $5,010, $4,223 and $3,547 for the years ended December 31, 2008, 2007 and 2006, respectively.

Future minimum lease payments as of December 31, 2008 are as follows:

2009	$4,308
2010	3,538
2011	2,456
2012	1,481
2013	810
Thereafter	564

$13,157

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

As of December 31, 2008, approximately 175 of the Company’s hourly plant personnel at its Minneapolis and Detroit facilities are represented by four separate collective bargaining units. A collective bargaining agreement covering approximately five Detroit maintenance workers was extended to July 31, 2009. Collective bargaining agreements covering other employees expire in 2009 and subsequent years.

13.  Related Party Transactions:

A related entity owns one of the Cleveland warehouses and leases it to the Company at an annual rental of $195. The lease was renewed in June 2000 for a 10-year term with one remaining renewal option for an additional 10 years.

A Director of the Company serves on the Board of Advisors for a firm that provides psychological testing profiles for new hires to the Company. Fees paid to the firm totaled $29, $11 and $11 in 2008, 2007 and 2006, respectively.

14.  Supplemental Cash Flow Information:

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

15.  Shareholder Rights Plan:

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

On September 16, 2008, the Company adopted Amendment 1 to the Rights Agreement. The Amendment removed National City Bank as rights agent, appointed Mellon Investor Services LLC as successor rights agent, modified several provisions related to duties, obligations and liabilities of the rights agent and changed the Rights Purchase Price from $20 to $170.

Schedule II — Valuation and Qualifying Accounts
(in thousands)

		Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End of
Description	of Period	Expenses	Accounts	Deductions	Period

Year Ended December 31, 2006
Allowance for doubtful accounts	$2,169	$1,044	$—	$(2,025)	$1,188
Tax valuation reserve	989	1,347	—	—	2,336
Year Ended December 31, 2007
Allowance for doubtful accounts	1,188	493	—	(254)	1,427
Tax valuation reserve	2,336	—	—	(1,999)	337
Year Ended December 31, 2008
Allowance for doubtful accounts	1,427	1,378	—	(1,702)	1,103
Tax valuation reserve	337	—	—	(41)	296

SUPPLEMENTAL FINANCIAL INFORMATION
Unaudited Quarterly Results of Operations
(in thousands, except per share amounts)

2008	1st	2nd	3rd	4th	Year

Net sales	$274,875	$363,514	$335,222	$253,634	$1,227,245
Operating income	21,227	47,329	37,797	2,893	109,246
Income before income taxes	21,200	47,169	37,447	2,282	108,098
Net income	$13,161	$29,598	$24,167	$776	$67,702
Basic net income per share	$1.22	$2.73	$2.22	$0.07	$6.24
Weighted average shares outstanding — basic	10,771	10,857	10,871	10,871	10,847
Diluted net income per share	$1.21	$2.70	$2.21	$0.07	$6.21
Weighted average shares outstanding — diluted	10,851	10,946	10,952	10,894	10,895
Market price of common stock: (a)
High	$45.88	$78.32	$74.46	$29.98	$78.32
Low	26.82	44.26	27.15	12.00	12.00

2007	1st	2nd	3rd	4th	Year

Net sales	$259,405	$277,413	$256,089	$236,056	$1,028,963
Operating income	9,410	15,871	10,678	7,365	43,324
Income before income taxes	8,383	15,018	10,038	7,066	40,505
Net income	$5,252	$9,446	$6,029	$4,543	$25,270
Basic net income per share	$0.50	$0.89	$0.56	$0.42	$2.38
Weighted average shares outstanding — basic	10,435	10,603	10,727	10,728	10,628
Diluted net income per share	$0.49	$0.88	$0.56	$0.42	$2.35
Weighted average shares outstanding — diluted	10,664	10,753	10,821	10,814	10,763
Market price of common stock: (a)
High	$31.72	$34.99	$31.59	$33.20	$34.99
Low	21.03	28.54	21.79	23.00	21.03

(a)	Represents the high and low sales quotations of our Common Stock as reported by the Nasdaq Global Select Market.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Evaluations required by Rule 13a-15 of the Securities Exchange Act of 1934 of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this Annual Report have been carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer. Based upon such evaluations, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2008 in providing reasonable assurance that information required to be disclosed by the Company in reports filed under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

Information required by Item 10 as to the executive officers is provided in Part I of this Annual Report on Form 10-K and is incorporated by reference into this section. Other information required by Item 10 will be incorporated herein by reference to the information set forth in the Company’s definitive proxy statement for its 2009 Annual Meeting of Shareholders.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by Item 11 will be incorporated herein by reference to the information set forth in the Company’s definitive proxy statement for its 2009 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by Item 12 will be incorporated herein by reference to the information set forth in the Company’s definitive proxy statement for its 2009 Annual Meeting of Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by Item 13 will be incorporated herein by reference to the information set in the Company’s definitive proxy statement for its 2009 Annual Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by Item 14 will be incorporated herein by reference to the information set forth in the Company’s definitive proxy statement for its 2009 Annual Meeting of Shareholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) The following financial statements are included in Part II, Item 8:

Report of Independent Registered Public Accounting Firm

Management’s Report on Internal Control Over Financial Reporting

Consolidated Statements of Operations for the Years Ended December 31, 2008, 2007 and 2006

Consolidated Balance Sheets as of December 31, 2008 and 2007

Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2008, 2007 and 2006

Notes to Consolidated Financial Statements for the Years Ended December 31, 2008, 2007 and 2006

(a)(2) Financial Statement Schedules.
Schedule II — Valuation and Qualifying Accounts

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
March 2, 2009

By:	/s/ Richard T. Marabito
Richard T. Marabito,
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated and on the 2nd day of March, 2009.

/s/ Michael D. Siegal* Michael D. Siegal Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 2, 2009

/s/ David A. Wolfort* David A. Wolfort President, Chief Operating Officer and Director	March 2, 2009

/s/ Richard T. Marabito* Richard T. Marabito Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 2, 2009

/s/ Ralph M. Della Ratta, Jr.* Ralph M. Della Ratta, Jr., Director	March 2, 2009

/s/ Martin H. Elrad* Martin H. Elrad, Director	March 2, 2009

/s/ Thomas M. Forman* Thomas M. Forman, Director	March 2, 2009

/s/ James B. Meathe* James B. Meathe, Director	March 2, 2009

/s/ Howard L. Goldstein* Howard L. Goldstein, Director	March 2, 2009

*	The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to the Powers of Attorney executed by the above-named officers and directors of the Company and filed with the Securities and Exchange Commission on behalf of such officers and directors.

By: /s/ Richard T. Marabito Richard T. Marabito, Attorney-in-Fact	March 2, 2009

OLYMPIC STEEL, INC.

INDEX TO EXHIBITS

Exhibit	Description of Document	Reference

3.1(i)	Amended and Restated Articles of Incorporation	Incorporated by reference to Exhibit 4.2 to Registrant’s Registration Statement on Form S-8 (No. 333-1439001) (the “S-8 Registration Statement”) filed with the Commission on June 20, 2007.
3.1(ii)	Amended and Restated Code of Regulations	Incorporated by reference to Exhibit 3.1(ii) to the S-1 Registration Statement filed with the Commission on January 12, 1994.
4.1	Notice of Removal of Rights Agent and Appointment of Successor Rights Agent and Amendment 1, dated as of September 16, 2008, by and among the Company, National City Bank and Mellon Investor Services LLC, to the Rights Amendment dated as of January 1, 2000.	Incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-K filed with the Commission on September 19, 2008 (Commission File No. 0-23320).
4.7	Rights Agreement dated as of January 31, 2000 (Including Form of Certificate of Adoption of Amendment to Amended Articles of Incorporation as Exhibit A thereto, together with a Summary of Rights to Purchase Preferred Stock)	Incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-K filed with the Commission on February 15, 2000.
4.18	Second Amended and Restated Credit Agreement dated as of May 28, 2008 by and among the Company, the financial institutions from time to time party thereto and Comerica Bank, as Administrative Agent	Incorporated by reference to Exhibit 4.18 to Registrant’s Form 8-K filed with the Commission on June 3, 2008.
10.1*	Olympic Steel, Inc. Stock Option Plan	Incorporated by reference to Exhibit 10.1 to the S-1 Registration Statement filed with the Commission on January 12, 1994.
10.2	Lease, dated as of July 1, 1980, as amended, between S.M.S. Realty Co., a lessor, and the Registrant, as lessee, relating to one of the Cleveland facilities	Incorporated by reference to Exhibit 10.3 to the S-1 Registration Statement filed with the Commission on January 12, 1994.
10.3	Intentionally omitted
10.4	Lease, dated as of November 30, 1987, as amended, between Tinicum Properties Associates L.P., as lessor, and the Registrant, as lessee, relating to Registrant’s Lester, Pennsylvania facility	Incorporated by reference to Exhibit 10.4 to the S-1 Registration Statement filed with the Commission on January 12, 1994.
10.7	Operating Agreement of OLP, LLC, dated April 4, 1997, by and between the U.S. Steel Group of USX Corporation and Oly Steel Welding, Inc.	Incorporated by reference to Exhibit 10.9 to Registrant’s Form 10-Q filed with the Commission on May 5, 1997.
10.8*	Form of Management Retention Agreement for Senior Executive Officers of the Company	Incorporated by reference to Exhibit 10.8 to Registrant’s Form 10-Q filed with the Commission on August 7, 2000.
10.9*	Form of Management Retention Agreement for Other Officers of the Company	Incorporated by reference to Exhibit 10.9 to Registrant’s Form 10-Q filed with the Commission on August 7, 2000.

Exhibit	Description of Document	Reference

10.10*	David A. Wolfort Employment Agreement effective as of January 1, 2006	Incorporated by reference to Exhibit 10.10 to Registrant’s Form 8-K filed with the Commission on December 23, 2005.
10.12*	Michael D. Siegal Employment Agreement dated August 8, 2006	Incorporated by reference to Exhibit 10.12 to Registrant’s Form 10-Q filed with the Commission on August 9, 2006.
10.13*	Richard T. Marabito Employment Agreement dated August 8, 2006	Incorporated by reference to Exhibit 10.13 to Registrant’s Form 10-Q filed with the Commission on August 9, 2006.
10.14*	Olympic Steel, Inc. Executive Deferred Compensation Plan dated December 15, 2004	Incorporated by reference to Exhibit 10.14 to Registrant’s Form 10-K filed with the Commission on March 14, 2005.
10.15*	Form of Non-Solicitation Agreements	Incorporated by reference to Exhibit 10.15 to Registrant’s Form 8-K filed with the Commission on March 4, 2005.
10.16*	Form of Management Retention Agreement	Incorporated by reference to Exhibit 10.16 to Registrant’s Form 10-Q filed with the Commission on August 8, 2005.
10.17*	Supplemental Executive Retirement Plan Term Sheet	Incorporated by reference to Exhibit 99.1 to Registrant’s Form 8-K filed with the Commission on January 5, 2006.
10.18*	Summary of Non-Employee Director Compensation	Incorporated by reference to Exhibit 10.18 to Registrant’s Form 10-K filed with the Commission on March 15, 2006.
10.19*	Summary of Senior Management Compensation Plan	Incorporated by reference to Exhibit 10.19 to Registrant’s Form 10-K filed with the Commission on March 15, 2006.
10.20*	Olympic Steel, Inc. Supplemental Executive Retirement Plan	Incorporated by reference to Exhibit 10.20 to Registrant’s Form 8-K filed with the Commission on April 28, 2006.
10.21*	Olympic Steel, Inc. 2007 Omnibus Incentive Plan	Incorporated by reference to Exhibit 10.21 to Registrant’s Form 8-K filed with the Commission on May 3, 2007.
10.22*	Form of Performance-Earned Restricted Stock Unit (PERS Unit) Agreement for Messrs. Siegal, Wolfort and Marabito	Incorporated by reference to Exhibit 10.22 to Registrant’s Form 10-Q filed with the Commission on August 8, 2007.
10.23*	Form of Performance-Earned Restricted Stock Unit (PERS Unit) Agreement for Mr. Manson and Ms. Potash	Incorporated by reference to Exhibit 10.23 to Registrant’s Form 10-Q filed with the Commission on August 8, 2007.
10.24*	Amendment to Management Retention Agreement with Richard T. Marabito dated March 13, 2008	Incorporated by reference to Exhibit 10.24 to Registrant’s Form 10-K filed with the Commission on March 14, 2008.
10.25*	Form of Performance-Earned Restricted Stock Unit (PERS Unit) Agreement for Messrs. Siegal, Wolfort and Marabito.	Incorporated by reference to Exhibit 10.25 to Registrant’s Form 10-Q filed with the Commission on May 2, 2008.
10.26*	Form of Performance-Earned Restricted Stock Unit (PERS Unit) Agreement for Mr. Manson and Ms. Potash.	Incorporated by reference to Exhibit 10.26 to Registrant’s Form 10-Q filed with the Commission on May 2, 2008.
21	List of Subsidiaries	Filed herewith
23	Consent of Independent Registered Public Accounting Firm	Filed herewith

Exhibit	Description of Document	Reference

24	Directors and Officers Powers of Attorney	Filed herewith
31.1	Certification of the Principal Executive Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of the Principal Financial Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Written Statement of Michael D. Siegal, Chairman and Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Written Statement of Richard T. Marabito, Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

*	This exhibit is a management contract or compensatory plan or arrangement.