Form 10-Q
period 2009-03-31
OLYMPIC STEEL INC
filed 2009-05-05
CIK 917470

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

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
Registrant’s telephone number, including area code (216) 292-3800
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 5, 2009

Common stock, without par value	10,869,755

Olympic Steel, Inc.
Index to Form 10-Q

		Page No.
Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets — March 31, 2009 (unaudited) and December 31, 2008 (audited)	3

	Consolidated Statements of Operations — for the three months ended March 31, 2009 and 2008 (unaudited)	4

	Consolidated Statements of Cash Flows — for the three months ended March 31, 2009 and 2008 (unaudited)	5

	Notes to Consolidated Financial Statements (unaudited)	6-13

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-24

Item 3.	Qualitative and Quantitative Disclosures About Market Risk	24-25

Item 4.	Controls and Procedures	26

Part II.	OTHER INFORMATION

Item 6.	Exhibits	27

SIGNATURES		28

EXHIBITS		29-60
EX-10.27
EX-10.28
EX-31.1
EX-31.2
EX-32.1
EX-32.2

2 of 60

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
Olympic Steel, Inc.
Consolidated Balance Sheets
(in thousands)

	March 31,	December 31,
	2009	2008
	(unaudited)	(audited)
Assets
Cash and cash equivalents	$1,267	$891
Accounts receivable, net	62,464	77,737
Inventories, net	226,080	255,300
Prepaid expenses and other	29,604	14,552

Total current assets	319,415	348,480

Property and equipment, at cost	218,954	211,325
Accumulated depreciation	(100,539)	(97,820)

Net property and equipment	118,415	113,505

Goodwill	6,583	6,583
Other long-term assets	12,403	5,679

Total assets	$456,816	$474,247

Liabilities
Accounts payable	$37,665	$64,883
Accrued payroll	7,409	16,403
Other accrued liabilities	14,125	13,994

Total current liabilities	59,199	95,280

Credit facility revolver	89,143	40,198
Other long-term liabilities	11,068	14,394
Deferred income taxes	—	1,417

Total liabilities	159,410	151,289

Shareholders’ Equity
Preferred stock	—	—
Common stock	119,580	119,134
Retained earnings	177,826	203,824

Total shareholders’ equity	297,406	322,958

Total liabilities and shareholders’ equity	$456,816	$474,247

The accompanying notes are an integral part of these statements.

3 of 60

Olympic Steel, Inc.
Consolidated Statements of Operations
(in thousands, except per share and tonnage data)

	Three Months Ended
	March 31,
	2009	2008
	(unaudited)
Tons sold

Direct	151,273	280,003
Toll	20,167	35,421

	171,440	315,424

Net sales	$140,873	$274,875

Costs and expenses
Cost of materials sold (exclusive of items
shown separately below)	120,316	208,607
Inventory lower of cost or market adjustment	30,609	—
Warehouse and processing	10,342	15,764
Administrative and general	9,945	13,109
Distribution	3,674	7,042
Selling	3,522	4,890
Occupancy	1,716	1,952
Depreciation	2,719	2,284

Total costs and expenses	182,843	253,648

Operating income (loss)	(41,970)	21,227
Interest and other expense on debt	243	27

Income (loss) before income taxes	(42,213)	21,200
Income tax provision (benefit)	(16,758)	8,039

Net income (loss)	$(25,455)	$13,161

Earnings per share:
Net income (loss) per share — basic	$(2.34)	$1.22

Weighted average shares outstanding — basic	10,880	10,771

Net income (loss) per share — diluted	$(2.34)	$1.21

Weighted average shares outstanding — diluted	10,880	10,851

The accompanying notes are an integral part of these statements.

4 of 60

Olympic Steel, Inc.
Consolidated Statements of Cash Flows
For the Three Months Ended March 31,
(in thousands)

	2009	2008
	(unaudited)
Cash flows from (used for) operating activities:
Net income (loss)	$(25,455)	$13,161
Adjustments to reconcile net income to net cash from operating activities —
Depreciation	2,719	2,284
Gain on disposition of property and equipment	—	(30)
Stock-based compensation	446	412
Inventory lower of cost or market adjustment	30,609	—
Other long-term assets	(6,724)	139
Other long-term liabilities	(3,326)	(1,258)
Long-term deferred income taxes	(1,417)	155

	(3,148)	14,863

Changes in working capital:
Accounts receivable	15,273	(32,019)
Inventories	(1,389)	(16,494)
Prepaid expenses and other	(15,052)	4,739
Accounts payable	(14,129)	35,600
Accrued payroll and other accrued liabilities	(9,312)	4,623

	(24,609)	(3,551)

Net cash from (used for) operating activities	(27,757)	11,312

Cash flows from (used for) investing activities:
Capital expenditures	(7,180)	(8,116)
Proceeds from disposition of property and equipment	—	30

Net cash used for investing activities	(7,180)	(8,086)

Cash flows from (used for) financing activities:
Credit facility revolver borrowings (payments), net	48,945	(3,976)
Change in outstanding checks	(13,089)	(3,725)
Proceeds from exercise of stock options (including tax benefit) and employee stock purchases	—	2,488
Dividends paid	(543)	(434)

Net cash from (used for) financing activities	35,313	(5,647)

Cash and cash equivalents:
Net change	376	(2,421)
Beginning balance	891	7,707

Ending balance	$1,267	$5,286

The accompanying notes are an integral part of these statements.

5 of 60

Olympic Steel, Inc.
Notes to Consolidated Financial Statements
(unaudited)
March 31, 2009
(1) Basis of Presentation:
The accompanying consolidated financial statements have been prepared from the financial records of Olympic Steel, Inc. and its wholly-owned subsidiaries (collectively Olympic or the Company), without audit and reflect all normal and recurring adjustments which are, in the opinion of management, necessary to fairly present the results of the interim periods covered by this report. Year-to-date results are not necessarily indicative of 2009 annual results and these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. All significant intercompany transactions and balances have been eliminated in consolidation.
(2) Accounts Receivable:
The Company maintained allowances for doubtful accounts and unissued credits of $2.0 million and $2.4 million at March 31, 2009 and December 31, 2008, respectively. The allowance for doubtful accounts is maintained at a level considered appropriate based on historical experience and specific customer collection issues that have been identified. Estimations are based upon a calculated percentage of accounts receivable, which remains fairly level from year to year, and judgments about the probable effects of economic conditions on certain customers, which can fluctuate significantly from year to year. The Company cannot guarantee that the rate of future credit losses will be similar to past experience. The Company considers all available information when assessing the adequacy of its allowance for doubtful accounts each quarter.

6 of 60

(3) Inventories:
Effective March 31, 2009, in accordance with Accounting Research Bulletin No. 43, the Company was required to write down the value of its inventory to its net realizable value (average selling price less reasonable costs to convert the inventory into completed form), resulting in a $30.6 million charge.
Steel inventories, net of the lower of cost or market adjustment, consist of the following:

(in thousands)	March 31, 2009	December 31, 2008
Unprocessed	$195,152	$211,246
Processed and finished	30,928	44,054

Totals	$226,080	$255,300

(4) Investments in Joint Ventures:
The Company and the United States Steel Corporation (USS) each own 50% of Olympic Laser Processing (OLP), a company that produced laser welded sheet steel blanks for the automotive industry. OLP ceased operations during the first quarter of 2006. In December 2006, the Company advanced $3.2 million to OLP to cover a loan guarantee. As of March 31, 2009, the investment in and advance to OLP was valued at $2.5 million on the Company’s Consolidated Balance Sheet. The Company believes the underlying value of OLP’s remaining real estate, upon liquidation, will be sufficient to repay the $2.5 million advance at a later date.
(5) Debt:
The Company’s secured bank-financing agreement (the Credit Facility) is a revolving credit facility collateralized by the Company’s accounts receivable, inventories and substantially all of its property and equipment. Borrowings are limited to the lesser of a borrowing base, comprised of eligible receivables and inventories, or $130 million in the aggregate. The Credit Facility matures on December 15, 2011.
The Credit Facility, which was amended in April 2009, requires the Company to comply with various covenants, the most significant of which include: (i) a $20 million reserve on availability, replaced with a minimum availability requirement of $15 million, tested monthly, commencing

7 of 60

with the month ending June 30, 2010; (ii) a minimum consolidated debt service ratio of 1.25, tested monthly, commencing with the month ended June 30, 2010; (iii) a maximum leverage ratio of 1.75, tested quarterly; (iv) commencing with the month ending April 30, 2009, consolidated EBITDA of no less than ($5,000,000) for (a) the one month period ending April 30, 2009, (b) the two month period ending May 31, 2009, and (c) for the three month period ending June 30, 2009 and the three month period ending with each subsequent month thereafter until and including May 31, 2010; commencing with the month ending April 30, 2009 through and including the month ending May 31, 2010, a cumulative consolidated EBITDA for such period of no less than ($10,000,000); (v) limitations on dividends, capital expenditures and investments; and (vi) restrictions on additional indebtedness. As of March 31, 2009, after giving effect to the April 2009 amendment, the Company was in compliance with its covenants. At May 5, 2009, the Company had approximately $34 million of availability under the Credit Facility.
Outstanding checks are included as part of Accounts Payable on the accompanying Consolidated Balance Sheets and such checks totaled $7.2 million as of March 31, 2009 and $20.3 million as of December 31, 2008.
(6) Shares Outstanding and Earnings Per Share:
Earnings per share have been calculated based on the weighted average number of shares outstanding as set forth below:

	For the Three Months
	Ended March 31,
(in thousands, except per share data)	2009	2008
Weighted average basic shares outstanding	10,880	10,771
Assumed exercise of stock options and issuance of stock awards	—	80

Weighted average diluted shares outstanding	10,880	10,851

Net income (loss)	$(25,455)	$13,161

Basic earnings (loss) per share	$(2.34)	$1.22

Diluted earnings (loss) per share	$(2.34)	$1.21

As of March 31, 2009, the Company had 197,364 anti-dilutive securities outstanding.

8 of 60

(7) Stock Options:
In January 1994, the Olympic Steel, Inc. Stock Option Plan (Option Plan) was adopted by the Board of Directors and approved by the shareholders of the Company. The Option Plan terminated on January 5, 2009. Termination of the Option Plan did not affect outstanding options.
Pursuant to the provisions of the Option Plan, key employees of the Company, non-employee Directors and consultants were offered the opportunity to acquire shares of common stock by the grant of stock options, including both incentive stock options (ISOs) and nonqualified stock options. ISOs were not available to non-employee Directors or consultants. A total of 1,300,000 shares of common stock were originally reserved for issuance under the Option Plan. To the extent possible, shares of treasury stock were used to satisfy shares resulting from the exercise of stock options. The purchase price of a share of common stock pursuant to an ISO would not be less than the fair market value of a share of common stock at the grant date. Options vested over periods ranging from six months to five years and all expire 10 years after the grant date.
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

9 of 60

The following table summarizes the effect of the impact of SFAS No. 123-R on the results of operations:

	For the Three Months
	Ended March 31,
(in thousands, except per share data)	2009	2008
Stock option expense before taxes	$53	$53
Stock option expense after taxes	$32	$32
Impact per basic share	$—	$—
Impact per diluted share	$—	$—
All pre-tax charges related to stock options were included in the caption “Administrative and General” on the accompanying Consolidated Statement of Operations.
No options were granted during 2008 through the termination of the Option Plan on January 5, 2009.
The following table summarizes stock option award activity during the three months ended March 31, 2009:

			Weighted	Aggregate
	Number of	Weighted Average	Average Remaining	Intrinsic Value
	Options	Exercise Price	Contractual Term	(in thousands)
Outstanding at December 31, 2008	70,007	$16.75
Granted	—	—
Exercised	—	—
Canceled	—	—

Outstanding at March 31, 2009	70,007	$16.75	5.5 years	$404

Exercisable at March 31, 2009	51,893	$11.99	4.7 years	$394

The total intrinsic value of stock options exercised during the three months ended March 31, 2009 and 2008 was $0 and $4.0 million, respectively. Net cash proceeds from the exercise of stock options were $0 and $959 thousand for the three months ended March 31, 2009 and 2008, respectively. Income tax benefits of $0 and $1.5 million were realized from stock option exercises during the three months ended March 31, 2009 and 2008, respectively. The fair value of options vested during the three months ended March 31, 2009 and 2008 totaled $53 thousand and $53 thousand, respectively.

10 of 60

As of March 31, 2009, approximately $218 thousand of expense, before taxes, with respect to non-vested stock option awards has yet to be recognized and will be amortized into expense over a weighted-average period of 0.89 years.
(8) Restricted Stock Units and Performance Share Units:
The Olympic Steel 2007 Omnibus Incentive Plan (the Plan) has been approved by the Company’s shareholders. The Plan authorizes the Company to grant stock options, stock appreciation rights, restricted shares, restricted share units, performance shares, and other stock- and cash-based awards to employees and Directors of, and consultants to, the Company and its affiliates. Under the plan, 500,000 shares of common stock are available for grants.
On each of May 1, 2007, January 2, 2008 and January 2, 2009 the Compensation Committee of the Company’s Board of Directors approved the grant of 1,800 restricted stock units (RSUs) to each non-employee Director. Subject to the terms of the Plan and the RSU agreement, the RSUs vest at the end of one year from the date of grant, respectively. The RSUs are not converted into shares of common stock until the Board member either resigns or is terminated from the Board of Directors.
The Compensation Committee of the Company’s Board of Directors also granted 32,378, 34,379 and 54,024 performance-earned restricted stock units (PERSUs) to the senior management of the Company on May 1, 2007, January 2, 2008 and January 2, 2009, respectively. The PERSUs may be earned based on the Company’s performance for periods ranging from 32 to 36 months from the date of grant, and would be converted to shares of common stock based on the achievement of two separate financial measures: (1) the Company’s EBITDA (50% weighted) and (2) return on invested capital (50% weighted). No shares will be earned unless the threshold amounts for the performance measures are met. Up to 150% of the targeted amount of PERSUs may be earned.

11 of 60

The following table summarizes the activity related to RSUs and PERSUs for the three months ended March 31, 2009:

	RSUs		PERSUs
	Vested	Unvested	Vested	Unvested
Balance as of December 31, 2008	9,000	9,000	—	66,757
Granted	—	9,000	—	54,024
Vested	9,000	(9,000)	—	—
Forfeited	—	—	—	(2,424)

Balance as of March 31, 2009	18,000	9,000	—	118,357

Under SFAS No. 123-R, stock-based compensation expense recognized on RSUs and PERSUs for the three months ended March 31, 2009 and 2008, respectively, is summarized in the following table:

	For the Three Months
	Ended March 31,
(in thousands, except per share data)	2009	2008
Stock award expense before taxes	$433	$360
Stock award expense after taxes	$261	$223
Impact per basic share	$0.02	$0.02
Impact per diluted share	$0.02	$0.02
All pre-tax charges related to RSUs and PERSUs were included in the caption “Administrative and General” on the accompanying Consolidated Statement of Operations.
(9) Income Taxes:
For the first three months of 2009, the Company recorded an income tax benefit of $16.8 million, or 39.7%. The majority of the tax benefit represents the tax effect of operating losses that can be carried back to prior years. The income tax receivable related to those carryback claims are included in “Prepaid Expenses and Other” on the accompanying Consolidated Balance Sheets.

12 of 60

(10) Supplemental Cash Flow Information:
Interest paid during the first three months of 2009 totaled $421 thousand, compared to $261 thousand in the first three months of 2008. Income taxes paid during the first three months of 2009 and 2008 totaled $0 and $835 thousand, respectively.
(11) Impact of Recently Issued Accounting Pronouncements:
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 (SFAS No. 160), Noncontrolling Interests in Consolidated Financial Statements — an Amendment of Accounting Research Bulletin No. 51. SFAS No. 160 requires all entities to report noncontrolling interests in subsidiaries (also known as minority interests) as a separate component of equity in the consolidated statement of financial position, to clearly identify consolidated net income attributable to the parent and to the noncontrolling interest on the face of the consolidated statement of income and to provide sufficient disclosure that clearly identifies and distinguishes between the interest of the parent and the interests of controlling owners. SFAS No. 160 is effective as of January 1, 2009. The adoption of SFAS No. 160 did not have any impact as the Company does not currently have any non-controlling interests in its subsidiaries.
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

13 of 60

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and accompanying notes contained herein and our consolidated financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2008. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed under Item 1A (Risk Factors) in our Annual Report on Form 10-K. The following section is qualified in its entirety by the more detailed information, including our financial statements and the notes thereto, which appear elsewhere in this Quarterly Report on Form 10-Q.
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

14 of 60

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
Our results of operations are affected by numerous external factors including, but not limited to, general and global business, economic, financial, banking and political conditions, competition, steel pricing and availability, energy prices, pricing and availability of raw materials used in the production of steel, inventory held in the supply chain, customer demand for steel, customers’ ability to manage their credit line availability and layoffs or work stoppages by our own, our suppliers’ or our customers’ personnel. The steel industry also continues to be affected by the global consolidation of our suppliers, competitors and end-use customers.
Like many other steel service centers, we maintain substantial inventories of steel to accommodate the short lead times and just-in-time delivery requirements of our customers. Accordingly, we purchase steel in an effort to maintain our inventory at levels that we believe to be appropriate to satisfy the anticipated needs of our customers based upon customer forecasts, historic buying practices, contracts with customers and market conditions. Our commitments to purchase steel are generally at prevailing market prices in effect at the time we place our orders. We have no long-term, fixed-price steel purchase contracts. When steel prices increase, competitive conditions will influence how much of the price increase we can pass on to our customers. To the extent we are unable to pass on future price increases in our raw materials to our customers, the net sales and profitability of our business could be adversely affected. When steel prices decline, as they did in the fourth quarter of 2008 and have continued to decline in 2009, customer demands for lower prices and our competitors’ responses to those demands could result in lower sales prices and, consequently, lower margins as we use existing steel inventory.

15 of 60

As selling prices further declined in March 2009, our average selling prices fell below our average cost of inventory requiring us to recognize an inventory lower of cost or market adjustment effective as of March 31, 2009. We were required to write down the value of our inventory to its net realizable value, less reasonable costs to complete the inventory into finished form, resulting in a $30.6 million charge at the end of the first quarter of 2009.
Due to the ongoing global economic crisis and the unprecedented drop in sales, we have taken significant steps to reduce our operating expenses. We estimate that we have reduced our annual operating expenses for 2009 by approximately $65 million, or 35%, compared to our total annual 2008 operating expenses. The cost reductions have been achieved through various initiatives, including headcount reductions of 21% from peak 2008 levels, elimination of temporary labor and overtime, reduced work hours to match depressed customer production schedules, company-wide base pay reductions ranging from 2.5% to 10%, including cash compensation reductions taken by our executive management team equal to 20% of each executives’ base salary, a 20% cash compensation reduction of our Board of Directors’ fees, benefits reductions and heightened control over all discretionary spending.
At March 31, 2009, we employed approximately 1,070 people; however, due to the ongoing global economic crisis, some of those employees were temporarily laid-off and many of our hourly employees worked less than 40 hours per week. Approximately 170 of the hourly plant personnel at our Minneapolis and Detroit facilities are represented by four separate collective bargaining units. A collective bargaining agreement covering our Minneapolis plate facility workers was extended to March 31, 2012. Collective bargaining agreements covering Detroit and other Minneapolis employees expire on June 30, 2009 and September 30, 2010, respectively. We have never experienced a work stoppage and we believe that our relationship with employees is good. However, any prolonged work stoppages by our personnel represented by collective bargaining units could have a material adverse impact on our business, financial condition, results of operations and cash flows.

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
For further information regarding the accounting policies that we believe to be critical accounting policies and that affect our more significant judgments and estimates used in preparing our consolidated financial statements, see Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2008.

17 of 60

Results of Operations
The following table sets forth certain income statement data for the three months ended March 31, 2009 and 2008 (dollars are shown in thousands):

	For the Three Months Ended March 31,
	2009		2008
		% of net		% of net
	$	sales	$	sales
Net sales	$140,873	100.0%	$274,875	100.0%
Gross profit before lower of cost or market adjustment (1)	20,557	14.6%	66,268	24.1%
Gross profit (loss) after lower of cost or market adjustment	(10,052)	(7.1%)	66,268	24.1%
Operating expenses (2)	31,918	22.7%	45,041	16.4%
Operating income (loss)	$(41,970)	(29.8%)	$21,227	7.7%

(1)	Gross profit is calculated as net sales less the cost of materials sold and excludes the inventory lower of cost or market adjustment.

(2)	Operating expenses are calculated as total costs and expenses less the cost of materials sold and the inventory lower of cost or market adjustment.
Tons sold decreased 45.6% to 171 thousand in the first quarter of 2009 from 315 thousand in the first quarter of 2008. Tons sold in the first quarter of 2009 included 151 thousand from direct sales and 20 thousand from toll processing, compared with 280 thousand direct tons and 35 thousand toll tons in the comparable period of last year. Tons sold in the first quarter of 2009 were significantly lower to all markets we sell due to recessionary pressures and unprecedented crises in global financial markets. Many of our large original equipment manufacturers had numerous plant closings and significant reductions in their production schedules during the first quarter of 2009. We expect these market conditions and reduced sales volumes to continue through the second quarter of 2009 and beyond.
Net sales decreased 48.8% to $140.9 million in the first quarter of 2009 from $274.9 million in the first quarter of 2008. The decrease in sales was primarily attributable to lower overall sales volumes and a decline in average selling prices due to recessionary pressures and the ongoing global economic crisis. Average selling prices in the first quarter of 2009 were $822 per ton, compared with $871 per ton in the first quarter of 2008, and $1,109 per ton in the fourth quarter of 2008. Average selling prices have continued to decline in the second quarter of 2009.

18 of 60

As a percentage of net sales, gross profit, before the inventory lower of cost or market adjustment, decreased to 14.6% in the first quarter of 2009 from 24.1% in the first quarter of 2008. The price of steel purchased from steel producers began to decrease in late third quarter of 2008. At the same time, customer demand began to decrease significantly due to the ongoing global economic crisis, which resulted in lower overall selling prices. This condition continued during the fourth quarter of 2008 and first quarter of 2009. Our average cost of goods sold increased during these periods as we sold steel we acquired on earlier dates at higher prices. The higher cost of goods sold, combined with lower selling prices resulted in decreased gross margin. We expect this situation to continue or worsen in the second quarter of 2009. Lower sales volumes and worsening market conditions, also resulted in our inventory levels being higher than expected.
As selling prices further declined in March 2009, our average selling prices fell below our average cost of inventory requiring us to recognize an inventory lower of cost or market adjustment effective as of March 31, 2009. We were required to write down the value of our inventory to its net realizable value (average selling price less reasonable costs to complete the inventory into finished form), resulting in a $30.6 million charge at the end of the first quarter of 2009. We have experienced further declines in average selling prices during April 2009. Further declines in average selling prices in 2009 could result in us incurring additional inventory lower of cost or market adjustments in the future.
Operating expenses in the first quarter of 2009 decreased $13.1 million from the first quarter of 2008. Lower operating expenses in the first three months of 2009 were primarily attributable to decreased levels of variable incentive compensation associated with lower levels of profitability (the majority of which was recorded in general and administrative operating expense captions, with a portion also recorded in the warehouse and processing and selling expense captions), decreased distribution expense resulting from reduced shipping levels (recorded in the distribution expense caption) and decreased warehouse and processing expense associated with lower levels of sales.
Due to the ongoing global economic crisis and the unprecedented drop in sales, we have taken significant steps to reduce our operating expenses. We estimate that we have reduced our annual operating expenses for 2009 by approximately $65 million, or 35%, compared to our total annual 2008 operating expenses. The cost reductions have been achieved through various initiatives, including headcount reductions of 21% from peak 2008 levels, elimination of temporary labor

19 of 60

and overtime, reduced work hours to match depressed customer production schedules, company-wide base pay reductions ranging from 2.5% to 10%, including cash compensation reductions taken by our executive management team equal to 20% of each executive’s base salary, a 20% cash compensation reduction of our Board of Directors’ fees, benefits reductions and heightened control over all discretionary spending. Continued decline in customer demand may require us to take further expense reduction actions. Bankruptcies of domestic automotive manufacturers and their suppliers could lead to higher bad debt expense in the future.
Interest and other expense on debt totaled $243 thousand for the first quarter of 2009 compared to $27 thousand for the first quarter of 2008. Our effective borrowing rate, exclusive of deferred financing fees and commitment fees, for the first three months of 2009 was 2.0% compared to 5.3% in the first three months of 2008. In April 2009, as a result of deteriorating market conditions and our inventory lower of cost or market adjustment, we obtained a bank amendment to modify certain financial covenants on our revolving credit facility. As part of the amendment, our average cost of borrowings, exclusive of deferred financing fees and commitment fees, is expected to increase to approximately 5% to 6% beginning in April 2009.
For the first quarter of 2009, loss before income taxes totaled $42.2 million compared to income of $21.2 million in the first quarter of 2008. An income tax benefit of 39.7% was recorded for the first three months of 2009, compared to a tax provision of 37.9% for the first three months of 2008. The majority of the 2009 losses can be carried back to prior years, resulting in future income tax refunds. Income taxes paid totaled $0 and $835 thousand for the first three months of 2009 and 2008, respectively.
Net loss for the first quarter of 2009 totaled $25.5 million or $2.34 per basic and diluted share, compared to net income of $13.2 million or $1.21 per diluted share for the first quarter of 2008.
Liquidity and Capital Resources
Our principal capital requirements include funding working capital needs, purchasing, upgrading and acquiring processing equipment, facilities and other businesses and paying dividends. We use cash generated from operations, leasing transactions and our revolving credit facility to fund these requirements.
Working capital at March 31, 2009 totaled $260.2 million, a $7.0 million increase from December 31, 2008. The increase was primarily attributable to a decrease in accounts payable of

20 of 60

$27.2 million (associated with lower steel prices and reduced steel purchases), a decrease in accrued expenses of $8.9 million (associated with the payment of 2008 incentives) and an increase in prepaid and other current assets of $15.0 million (associated with income taxes receivable), partially offset by a $15.3 million reduction in accounts receivable (resulting from lower sales volumes) and a $29.2 million reduction in inventories (inclusive of the $30.6 million inventory lower of cost or market adjustment).
For the three months ended March 31, 2009, we used $27.8 million of net cash for operations, of which $3.2 million was related to cash losses and $24.6 million was used for working capital.
During the first three months of 2009, we spent $7.2 million on capital expenditures. The expenditures were primarily attributable to the completion of projects that were started during the second half of 2008, including the expansion of our Chambersburg, Pennsylvania facility, the completion of a new office building in Winder, Georgia, site work for our new Sumter, South Carolina facility and work associated with our new single business system. During the remainder of 2009, we expect to spend approximately $8 million on these projects and maintenance-type capital expenditures. However, if market conditions continue to deteriorate during the remainder of 2009, we may be required to curtail our capital expenditures in order to increase our liquidity.
We are continuing the process of implementing a new single business system to replace the existing systems we currently use. During the first three months of 2009, we expensed $459 thousand and capitalized $1.6 million associated with the implementation of the new information system. Since the project began in 2006, we have expensed $6.7 million and capitalized $10.8 million associated with the implementation of the new information system.
During the first three months of 2009, we generated $35.3 million from financing activities, which primarily consisted of $48.9 million of borrowings under our revolving credit facility, partially offset by a $13.1 million decrease in outstanding checks.
In February 2009, our Board of Directors approved a regular quarterly dividend of $0.05 per share, which was paid on March 16, 2009 to shareholders of record as of March 2, 2009. In April 2009, our Board of Directors approved a regularly quarterly dividend of $0.02 per share, which is payable on June 15, 2009 to shareholders of record as of June 1, 2009. This is a reduction of $0.03 per share from our first quarter 2009 dividend. Regular dividend distributions

21 of 60

in the future are subject to the availability of cash, the $2.25 million annual limitation on cash dividends under our credit facility, and continuing determination by our Board of Directors that the payment of dividends remains in the best interest of our shareholders.
Our secured bank-financing agreement is a revolving credit facility collateralized by our accounts receivable, inventories and substantially all of our property and equipment. Borrowings are limited to the lesser of a borrowing base, comprised of eligible receivables and inventories, or $130 million in the aggregate. The credit facility matures on December 15, 2011.
The credit facility, which was amended in April 2009, requires us to comply with various covenants, the most significant of which include: (i) a $20 million reserve on availability, replaced with a minimum availability requirement of $15 million, tested monthly, commencing with the month ending June 30, 2010; (ii) a minimum consolidated debt service ratio of 1.25, tested monthly, commencing with the month ended June 30, 2010; (iii) a maximum leverage ratio of 1.75, tested quarterly; (iv) commencing with the month ending April 30, 2009, consolidated EBITDA of no less than ($5,000,000) for (a) the one month period ending April 30, 2009, (b) the two month period ending May 31, 2009, and (c) for the three month period ending June 30, 2009 and the three month period ending with each subsequent month thereafter until and including May 31, 2010; commencing with the month ending April 30, 2009 through and including the month ending May 31, 2010, a cumulative consolidated EBITDA for such period of no less than ($10,000,000); (v) limitations on dividends, capital expenditures and investments; and (vi) restrictions on additional indebtedness. As of March 31, 2009, after giving effect to the April 2009 amendment, we were in compliance with our covenants. At May 5, 2009, we had approximately $34 million of availability under the Credit Facility.
We believe that funds available under our credit facility and lease arrangement proceeds, together with funds generated from operations, will be sufficient to provide us with the liquidity necessary to fund anticipated working capital requirements, capital expenditure requirements and our dividend declarations over at least the next 12 months. Further, we expect that our working capital and debt levels will decrease in the second quarter of 2009, as we intend to decrease our inventory levels. However, further deterioration of market conditions in 2009 could result in liquidity concerns and adversely impact our ability to remain in compliance with covenants under our credit facility. In the future, we may, as part of our business strategy, acquire and dispose of other companies in the same or complementary lines of business, or enter into and exit

22 of 60

strategic alliances and joint ventures. Accordingly, the timing and size of our capital requirements are subject to change as business conditions warrant and opportunities arise.
Forward-Looking Information
This Quarterly Report on Form 10-Q and other documents we file with the SEC contain various forward-looking statements that are based on current expectations, estimates, forecasts and projections about our future performance, business, our beliefs and management’s assumptions. In addition, we, or others on our behalf, may make forward-looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, conferences, webcasts, phone calls and conference calls. Words such as “may,” “will,” “anticipate,” “should,” “intend,” “expect,” “believe,” “estimate,” “project,” “plan,” “potential,” and “continue,” as well as the negative of these terms or similar expressions are intended to identify forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those implied by such statements including, but not limited to those set forth in Item 1A (Risk Factors), as found in our Annual Report on Form 10-K for the year ended December 31, 2008, and the following:
•	further deterioration of steel demand and steel pricing;

•	general and global business, economic, financial and political conditions, including the ongoing global credit crisis;

•	access to capital and global credit markets;

•	competitive factors such as availability and pricing of steel, industry shipping and inventory levels and rapid fluctuations in customer demand and steel pricing;

•	the cyclicality and volatility within the steel industry;

•	the ability of customers (especially those that may be highly leveraged, those in the domestic automotive industry and those with inadequate liquidity) to maintain their credit availability;

•	customer, supplier, and competitor consolidation, bankruptcy or insolvency, especially those in the domestic automotive industry;

•	reduced production schedules, layoffs or work stoppages by our own or our suppliers’ or customers’ personnel;

23 of 60

•	the availability and costs of transportation and logistical services;

•	equipment installation delays or malfunctions;

•	the amounts, successes and our ability to continue our capital investments, including the construction of a new facility in Sumter, South Carolina and our business information system project;

•	the successes of our strategic efforts and initiatives to increase sales volumes, maintain or improve working capital turnover and free cash flows, reduce costs, inventory and debt in a declining market, while improving customer service;

•	the timing and outcome of inventory lower of cost or market adjustments;

•	the adequacy of our existing information technology and business system software;

•	the successful implementation of our new enterprise-wide information system;

•	the timing and outcome of OLP’s efforts and ability to liquidate its remaining assets;

•	our ability to pay regular quarterly cash dividends and the amounts and timing of any future dividends; and

•	our ability to generate free cash flow through operations, reduce inventory and to repay debt within anticipated timeframes.
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
Item 3. Qualitative and Quantitative Disclosures About Market Risk
During the past several years, the base price of carbon flat-rolled steel has fluctuated significantly. We witnessed unprecedented steel producer price increases during the first nine months of 2008 followed by unprecedented steel price declines during the fourth quarter of 2008 and first quarter of 2009. Declining or flattening prices, as we have experienced during the fourth quarter of 2008 and first quarter of 2009, have reduced our gross profit margin percentages to levels that are lower than our historical levels. Higher inventory levels held by us, other steel service centers, or end-use customers could cause competitive pressures that could also reduce gross profit. Higher raw material costs for steel producers could cause the price of

24 of 60

steel to increase. Rising prices result in higher working capital requirements for us and our customers. Some customers may not have sufficient credit lines or liquidity to absorb significant increases in the price of steel. While we have generally been successful in the past in passing on producers’ price increases and surcharges to our customers, there is no guarantee that we will be able to pass on price increases to our customers in the future.
Approximately 8.8% of our net sales in the first three months of 2009 were directly to automotive manufacturers or manufacturers of automotive components and parts. The automotive industry experiences significant fluctuations in demand based on numerous factors such as general economic conditions and consumer confidence. The automotive industry is also subject, from time to time, to labor work stoppages. The domestic automotive industry, which has experienced a number of bankruptcies, is currently involved in significant restructuring and labor contract negotiations, which has resulted in lower production volumes. Certain customers in this industry represent an increasing credit risk.
Inflation generally affects us by increasing the cost of employee wages and benefits, transportation services, processing equipment, energy and borrowings under our credit facility. General inflation, excluding increases in the price of steel and increased distribution expense, has not had a material effect on our financial results during the past two years.
When raw material prices increase, competitive conditions will influence how much of the steel price increase can be passed on to our customers. When raw material prices decline, customer demands for lower cost product result in lower selling prices. Declining steel prices, as we have experienced in the fourth quarter of 2008 and first quarter of 2009, have generally adversely affected our net sales and net income, while increasing steel prices generally favorably affect net sales and net income.
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

25 of 60

Item 4. Controls and Procedures
The evaluation required by Rule 13a-15 of the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report has been carried out under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. These disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in reports that are filed with or submitted to the SEC is: (i) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2009, our disclosure controls and procedures were effective.
There were no changes in our internal control over financial reporting that occurred during the first quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

26 of 60

Part II. OTHER INFORMATION
Items 1, 1A, 2, 3, 4 and 5 of this Part II are either inapplicable or are answered in the negative and are omitted pursuant to the instructions to Part II.
Item 6. Exhibits

Exhibit	Description of Document	Reference

4.19	First Amendment to Second Amended and Restated Credit Agreement dated April 6, 2009 by and among the Registrant, the financial institutions from time to time party thereto, Comerica Bank as administrative agent, and the other agents from time to time party thereto.	Incorporated by reference to Exhibit 4.19 to Registrant’s Form 8-K filed with the Commission on April 7, 2009 (Commission File No. 0-23320).

10.27*	Form of Performance-Earned Restricted Stock Unit (PERS Unit) for Messrs. Siegal, Wolfort and Marabito.	Filed herewith

10.28*	Form of Performance-Earned Restricted Stock Unit (PERS Unit) for Mr. Manson and Ms. Potash.	Filed herewith

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

*	This exhibit is a management contract or compensatory plan or arrangement.

27 of 60

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

OLYMPIC STEEL, INC. (Registrant)
Date: May 5, 2009	By:	/s/ Michael D. Siegal
Michael D. Siegal
Chairman of the Board and Chief Executive Officer

	By:	/s/ Richard T. Marabito
Richard T. Marabito
Chief Financial Officer (Principal Financial and Accounting Officer)

28 of 60