Form 10-Q
period 2009-06-30
OLYMPIC STEEL INC
filed 2009-07-30
CIK 917470

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

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
Registrant’s telephone number, including area code (216) 292-3800
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of July 30, 2009
Common stock, without par value	10,882,998

Olympic Steel, Inc.
Index to Form 10-Q

		Page No.
Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets — June 30, 2009 (unaudited) and December 31, 2008 (audited)	3

	Consolidated Statements of Operations — for the three and six months ended June 30, 2009 and 2008 (unaudited)	4

	Consolidated Statements of Cash Flows — for the six months ended June 30, 2009 and 2008 (unaudited)	5

	Notes to Consolidated Financial Statements (unaudited)	6-13

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-24

Item 3.	Qualitative and Quantitative Disclosures About Market Risk	24-25

Item 4.	Controls and Procedures	26

Part II.	OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders	27

Item 6.	Exhibits	27

SIGNATURES		28

EXHIBITS		29-34
EX-31.1
EX-31.2
EX-32.1
EX-32.2

2 of 34

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
Olympic Steel, Inc.
Consolidated Balance Sheets
(in thousands)

	June 30,	December 31,
	2009	2008
	(unaudited)	(audited)
Assets

Cash and cash equivalents	$1,566	$891
Accounts receivable, net	47,420	77,737
Inventories, net	123,619	255,300
Income taxes receivable and deferred	39,927	10,644
Prepaid expenses and other	5,324	3,908

Total current assets	217,856	348,480

Property and equipment, at cost	220,948	211,325
Accumulated depreciation	(103,472)	(97,820)

Net property and equipment	117,476	113,505

Goodwill	6,583	6,583
Other long-term assets	4,916	5,679

Total assets	$346,831	$474,247

Liabilities

Accounts payable	$23,317	$64,883
Accrued payroll	7,343	16,403
Other accrued liabilities	9,685	13,994

Total current liabilities	40,345	95,280

Credit facility revolver	32,565	40,198
Other long-term liabilities	11,318	14,394
Deferred income taxes	—	1,417

Total liabilities	84,228	151,289

Shareholders’ Equity

Preferred stock	—	—
Common stock	118,826	119,134
Retained earnings	143,777	203,824

Total shareholders’ equity	262,603	322,958

Total liabilities and shareholders’ equity	$346,831	$474,247

3 of 34

Olympic Steel, Inc.
Consolidated Statements of Operations
(in thousands, except per share and tonnage data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(unaudited)		(unaudited)
Tons sold

Direct	157,145	320,076	308,418	600,079
Toll	16,785	33,338	36,952	68,759

	173,930	353,414	345,370	668,838

Net sales	$122,426	$363,514	$263,299	$638,389

Costs and expenses
Cost of materials sold (exclusive of items shown below)	97,661	260,581	217,977	469,188
Inventory lower of cost or market adjustments	50,454	—	81,063	—
Warehouse and processing	9,436	17,651	19,778	33,415
Administrative and general	7,383	19,242	17,328	32,351
Distribution	3,906	8,634	7,580	15,676
Selling	2,594	5,899	6,116	10,789
Occupancy	1,299	1,862	3,015	3,814
Depreciation	2,965	2,316	5,684	4,600

Total costs and expenses	175,698	316,185	358,541	569,833

Operating income (loss)	(53,272)	47,329	(95,242)	68,556

Interest and other expense on debt	1,051	160	1,294	187

Income (loss) before income taxes	(54,323)	47,169	(96,536)	68,369

Income tax provision (benefit)	(20,491)	17,571	(37,249)	25,610

Net income (loss)	$(33,832)	$29,598	$(59,287)	$42,759

Earnings per share:

Net income (loss) per share — basic	$(3.11)	$2.73	$(5.45)	$3.95

Weighted average shares outstanding — basic	10,882	10,857	10,879	10,814

Net income (loss) per share — diluted	$(3.11)	$2.70	$(5.45)	$3.93

Weighted average shares outstanding — diluted	10,882	10,946	10,879	10,894

The accompanying notes are an integral part of these statements.

4 of 34

Olympic Steel, Inc.
Consolidated Statements of Cash Flows
For the Six Months Ended June 30,
(in thousands)

	2009	2008
	(unaudited)
Cash flows from (used for) operating activities:
Net income (loss)	$(59,287)	$42,759
Adjustments to reconcile net income to net cash from
operating activities -
Depreciation and amortization	5,852	4,600
Gain on disposition of property and equipment	(8)	(135)
Stock-based compensation	(340)	824
Inventory lower of cost or market adjustment	81,063	—
Other long-term assets	595	107
Other long-term liabilities	(3,076)	2,658
Long-term deferred income taxes	(1,417)	(726)

	23,382	50,087

Changes in working capital:
Accounts receivable	30,317	(47,292)
Inventories	50,618	(58,707)
Income taxes receivable and deferred	(29,283)	—
Prepaid expenses and other	(1,416)	4,336
Accounts payable	(24,484)	23,348
Accrued payroll and other accrued liabilities	(13,510)	8,173

	12,242	(70,142)

Net cash from (used for) operating activities	35,624	(20,055)

Cash flows from (used for) investing activities:
Capital expenditures	(9,514)	(13,975)
Proceeds from disposition of property and equipment	8	408

Net cash used for investing activities	(9,506)	(13,567)

Cash flows from (used for) financing activities:
Credit facility revolver borrowings (payments), net	(7,633)	15,316
Change in outstanding checks	(17,082)	12,640
Proceeds from exercise of stock options (including tax benefit) and employee stock purchases	32	2,891
Dividends paid	(760)	(868)

Net cash from (used for) financing activities	(25,443)	29,979

Cash and cash equivalents:
Net change	675	(3,643)
Beginning balance	891	7,707

Ending balance	$1,566	$4,064

The accompanying notes are an integral part of these statements.

5 of 34

Olympic Steel, Inc.
Notes to Consolidated Financial Statements
(unaudited)
June 30, 2009
(1) Basis of Presentation:
The accompanying consolidated financial statements have been prepared from the financial records of Olympic Steel, Inc. and its wholly-owned subsidiaries (collectively Olympic or the Company), without audit and reflect all normal and recurring adjustments which are, in the opinion of management, necessary to fairly present the results of the interim periods covered by this report. Year-to-date results are not necessarily indicative of 2009 annual results and these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The Company has evaluated subsequent events for recognition or disclosure through July 30, 2009, which was the date this Form 10-Q was filed with the SEC. All significant intercompany transactions and balances have been eliminated in consolidation. Certain reclassifications of prior year amounts have been made to conform with current year presentation.
(2) Accounts Receivable:
The Company maintained allowances for doubtful accounts and unissued credits of $2.1 million and $2.4 million at June 30, 2009 and December 31, 2008, respectively. The allowance for doubtful accounts is maintained at a level considered appropriate based on historical experience and specific customer collection issues that have been identified. Estimations are based upon a calculated percentage of accounts receivable, which remains fairly level from year to year, and judgments about the probable effects of economic conditions on certain customers, which can fluctuate significantly from year to year. The Company cannot guarantee that the rate of future credit losses will be similar to past experience. The Company considers all available information when assessing the adequacy of its allowance for doubtful accounts each quarter.

6 of 34

(3) Inventories:
In accordance with Accounting Research Bulletin No. 43, the Company was required to write down the value of its inventory to its net realizable value (average selling price less reasonable costs to convert the inventory into completed form), resulting in a $30.6 million charge recorded on March 31, 2009. A second inventory lower of cost or market charge of $50.5 million was recorded on June 30, 2009.
Steel inventories, net of the lower of cost or market adjustment, consist of the following:

	June 30,	December 31,
(in thousands)	2009	2008

Unprocessed	$101,743	$211,246
Processed and finished	21,876	44,054

Totals	$123,619	$255,300

(4) Investments in Joint Ventures:
The Company and the United States Steel Corporation (USS) each own 50% of Olympic Laser Processing (OLP), a company that produced laser welded sheet steel blanks for the automotive industry. OLP ceased operations during the first quarter of 2006. In December 2006, the Company advanced $3.2 million to OLP to cover a loan guarantee. As of June 30, 2009, the investment in and advance to OLP was valued at $2.5 million on the Company’s Consolidated Balance Sheet. The Company believes the underlying value of OLP’s remaining real estate, upon liquidation, will be sufficient to repay the $2.5 million advance at a later date.
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
The Credit Facility, which was amended in July 2009, requires the Company to comply with various covenants, the most significant of which include: (i) a $20 million reserve on availability,

7 of 34

replaced with a minimum availability requirement of $15 million, tested monthly, commencing with the month ending June 30, 2010; (ii) a minimum consolidated debt service ratio of 1.25, tested monthly, commencing with the month ended June 30, 2010; (iii) a maximum leverage ratio of 1.75, tested quarterly; (iv) commencing with the month ending April 30, 2009, consolidated EBITDA of no less than ($5,000,000) for (a) the one month period ending April 30, 2009, (b) the two month period ending May 31, 2009, and (c) for the three month period ending June 30, 2009 and the three month period ending with each subsequent month thereafter until and including May 31, 2010; commencing with the month ending April 30, 2009 through and including the month ending May 31, 2010, a cumulative consolidated EBITDA for such period of no less than ($10,000,000); (v) limitations on dividends, capital expenditures and investments; and (vi) restrictions on additional indebtedness. All EBITDA covenants exclude up to $100 million of inventory lower of cost or market adjustments. As of June 30, 2009 the Company was in compliance with its covenants under the Credit Facility. At July 24, 2009, the Company had approximately $44 million of availability under the Credit Facility.
Outstanding checks are included as part of Accounts Payable on the accompanying Consolidated Balance Sheets and such checks totaled $3.2 million as of June 30, 2009 and $20.3 million as of December 31, 2008.
(6) Shares Outstanding and Earnings Per Share:
Earnings per share have been calculated based on the weighted average number of shares outstanding as set forth below:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(in thousands, except per share data)	2009	2008	2009	2008

Weighted average basic shares outstanding	10,882	10,857	10,879	10,814
Assumed exercise of stock options and issuance of stock awards	—	89	—	80

Weighted average diluted shares outstanding	10,882	10,946	10,879	10,894

Net income (loss)	$(33,832)	$29,598	$(59,287)	$42,759

Basic earnings (loss) per share	$(3.11)	$2.73	$(5.45)	$3.95

Diluted earnings (loss) per share	$(3.11)	$2.70	$(5.45)	$3.93

As of June 30, 2009, the Company had 193,564 anti-dilutive securities outstanding.

8 of 34

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
The following table summarizes the effect of the impact of SFAS No. 123-R on the results of operations:

9 of 34

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(in thousands, except per share data)	2009	2008	2009	2008

Stock option expense before taxes	$52	$53	$105	$105
Stock option expense after taxes	$33	$33	$65	$65
Impact per basic share	$—	$—	$0.01	$0.01
Impact per diluted share	$—	$—	$0.01	$0.01
All pre-tax charges related to stock options were included in the caption “Administrative and General” on the accompanying Consolidated Statement of Operations.
No options were granted during 2008 through the termination of the Option Plan on January 5, 2009.
The following table summarizes stock option award activity during the three months ended June 30, 2009:

			Weighted	Aggregate
	Number of	Weighted Average	Average Remaining	Intrinsic Value
	Options	Exercise Price	Contractual Term	(in thousands)
Outstanding at December 31, 2008	70,007	$16.75
Granted	—	—
Exercised	(2,000)	8.75
Canceled	—	—

Outstanding at June 30, 2009	68,007	$16.99	5.4 years	$387

Exercisable at June 30, 2009	59,950	$14.88	5.1 years	$387

The total intrinsic value of stock options exercised during the six months ended June 30, 2009 and 2008 was $23 thousand and $4.8 million, respectively. Net cash proceeds from the exercise of stock options were $18 thousand and $1.1 million for the six months ended June 30, 2009 and 2008, respectively. Income tax benefits of $9 thousand and $1.8 million were realized from stock option exercises during the six months ended June 30, 2009 and 2008, respectively. The fair value of options vested during the six months ended June 30, 2009 and 2008 totaled $105 thousand for both periods.
As of June 30, 2009, approximately $166 thousand of expense, before taxes, with respect to non-vested stock option awards has yet to be recognized and will be amortized into expense over a weighted-average period of 0.64 years.

10 of 34

(8) Restricted Stock Units and Performance Share Units:
The Olympic Steel 2007 Omnibus Incentive Plan (the Plan) was approved by the Company’s shareholders. The Plan authorizes the Company to grant stock options, stock appreciation rights, restricted shares, restricted share units, performance shares, and other stock- and cash-based awards to employees and Directors of, and consultants to, the Company and its affiliates. Under the plan, 500,000 shares of common stock are available for grants.
On each of May 1, 2007, January 2, 2008 and January 2, 2009 the Compensation Committee of the Company’s Board of Directors approved the grant of 1,800 restricted stock units (RSUs) to each non-employee Director. Subject to the terms of the Plan and the RSU agreement, the RSUs vest at the end of one year from the date of grant. The RSUs are not converted into shares of common stock until the Board member either resigns or is terminated from the Board of Directors.
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
The following table summarizes the activity related to RSUs and PERSUs for the six months ended June 30, 2009:

	RSUs		PERSUs
	Vested	Unvested	Vested	Unvested
Balance as of December 31, 2008	9,000	9,000	—	66,757
Granted	—	9,000	—	54,024
Vested	10,800	(10,800)	—	—
Converted into shares	(5,400)	—	—	—
Forfeited	—	—	—	(2,424)

Balance as of June 30, 2009	14,400	7,200	—	118,357

11 of 34

Under SFAS No. 123-R, stock-based compensation expense recognized on RSUs and PERSUs for the three and six months ended June 30, 2009 and 2008, respectively, is summarized in the following table:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(in thousands, except per share data)	2009	2008	2009	2008

Stock award expense (reversal) before taxes	$(878)	$359	$(445)	$719
Stock award expense (reversal) after taxes	$(542)	$226	$(281)	$451
Impact per basic share	$(0.05)	$0.02	$(0.03)	$0.04
Impact per diluted share	$(0.05)	$0.02	$(0.03)	$0.04
All pre-tax charges related to RSUs and PERSUs were included in the caption “Administrative and General” on the accompanying Consolidated Statement of Operations.
(9) Income Taxes:
For the first six months of 2009, the Company recorded an income tax benefit of $37.2 million, or 38.6%. The majority of the tax benefit represents the tax effect of operating losses that can be carried back to prior years. The income tax receivable related to those carryback claims are included in “Income Taxes Receivable and Deferred” on the accompanying Consolidated Balance Sheets.
(10) Supplemental Cash Flow Information:
Interest paid during the first six months of 2009 totaled $1.1 million, compared to $462 thousand in the first six months of 2008. Income taxes refunded, net of income taxes paid, during the first six months of 2009 totaled $2.0 million, compared to $20.0 million of income taxes paid during the first six months of 2008.
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

12 of 34

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
In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165 (SFAS No. 165), Subsequent Events. This statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 is effective for interim or annual periods ending after June 15, 2009. The adoption of SFAS No. 165 did not have a material impact on the Company’s financial statements.
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

13 of 34

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
We sell a broad range of steel products, many of which have different gross profits and margins. Products that have more value-added processing generally have a greater gross profit and higher margins. Accordingly, our overall gross profit is affected by, among other things, product mix, the amount of processing performed, the demand for and availability of steel, volatility in selling prices and material purchase costs. We also perform toll processing of customer-owned steel, the majority of which is performed by our Michigan and Georgia operations. We sell certain products internationally, primarily in Puerto Rico and Mexico. All international sales and payments are made in U.S. dollars. Recent international sales have been immaterial to our consolidated financial results.
Our results of operations are affected by numerous external factors including, but not limited to: general and global business, economic, financial, banking and political conditions; competition;

14 of 34

steel pricing and availability; energy prices; pricing and availability of raw materials used in the production of steel; inventory held in the supply chain; customer demand for steel; customers’ ability to manage their credit line availability; and layoffs or work stoppages by our own, our suppliers’ or our customers’ personnel. The steel industry also continues to be affected by the global consolidation of our suppliers, competitors and end-use customers.
Like many other steel service centers, we maintain substantial inventories of steel to accommodate the short lead times and just-in-time delivery requirements of our customers. Accordingly, we purchase steel in an effort to maintain our inventory at levels that we believe to be appropriate to satisfy the anticipated needs of our customers based upon customer forecasts, historic buying practices, contracts with customers and market conditions. Our commitments to purchase steel are generally at prevailing market prices in effect at the time we place our orders. We have no long-term, fixed-price steel purchase contracts. When steel prices increase, competitive conditions will influence how much of the price increase we can pass on to our customers. To the extent we are unable to pass on future price increases in our raw materials to our customers, the net sales and profitability of our business could be adversely affected. When steel prices decline, as they have since the fourth quarter of 2008, customer demands for lower prices and our competitors’ responses to those demands could result in lower sales prices and, consequently, lower margins as we use existing steel inventory.
As selling prices declined in 2009, our average selling prices fell below our average cost of inventory requiring us to recognize inventory lower of cost or market adjustments. We were required to write down the value of our inventory to its net realizable value, less reasonable costs to complete the inventory into finished form, resulting in a $30.6 million charge at the end of the first quarter of 2009. Selling prices continued to decline during the second quarter of 2009, resulting in an additional $50.5 million inventory lower of cost or market charge effective as of June 30, 2009.
Due to the ongoing global economic crisis and the unprecedented drop in sales, we have taken significant steps to reduce our operating expenses. We estimate that we have reduced our annual operating expenses for 2009 by approximately $70 million, or 37%, compared to our total annual 2008 operating expenses. The cost reductions have been achieved through various initiatives, including: headcount reductions of 21% from peak 2008 levels; elimination of temporary labor and overtime; reduced work hours to match depressed customer production schedules; company-wide base pay reductions ranging from 2.5% to 10%, including cash compensation reductions

15 of 34

taken by our executive management team equal to 20% of each executives’ base salary; a 20% cash compensation reduction of our Board of Directors’ fees; the consolidation of our Philadelphia facility into our other Pennsylvania facilities; benefits reductions; and heightened control over all discretionary spending.
At June 30, 2009, we employed approximately 1,000 people; however, due to the ongoing global economic crisis, some of those employees were temporarily laid-off and many of our hourly employees worked less than 40 hours per week. Approximately 143 of the hourly plant personnel at our Minneapolis and Detroit facilities are represented by four separate collective bargaining units. A collective bargaining agreement covering our Detroit workers expired on June 30, 2009. Employees covered under this agreement continue to operate as a new agreement is negotiated. While we expect to be able to negotiate a new agreement, there can be no assurances that such resolution will occur. A collective bargaining agreement covering our Minneapolis plate facility workers was extended to March 31, 2012. A collective bargaining agreement covering our Minneapolis coil facility employees expires on September 30, 2010. We have never experienced a work stoppage and we believe that our relationship with employees is good. However, any prolonged work stoppages by our personnel represented by collective bargaining units could have a material adverse impact on our business, financial condition, results of operations and cash flows.
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

16 of 34

Results of Operations
The following table sets forth certain income statement data for the three and six months ended June 30, 2009 and 2008 (dollars are shown in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2009		2008		2009		2008
		% of net		% of net		% of net		% of net
	$	sales	$	sales	$	sales	$	sales

Net sales	$122,426	100.0%	$363,514	100.0%	$263,299	100.0%	$638,389	100.0%

Gross profit before lower of cost or market adjustment (1)	24,765	20.2%	102,933	28.3%	45,322	17.2%	169,201	26.5%

Gross profit (loss) after lower of cost or market adjustment	(25,689)	(21.0%)	102,933	28.3%	(35,741)	(13.6%)	169,201	26.5%

Operating expenses (2)	27,583	22.5%	55,604	15.3%	59,501	22.6%	100,645	15.8%

Operating income (loss)	$(53,272)	(43.5%)	$47,329	13.0%	$(95,242)	(36.2%)	$68,556	10.7%

(1)	Gross profit is calculated as net sales less the cost of materials sold and excludes the inventory lower of cost or market adjustment.

(2)	Operating expenses are calculated as total costs and expenses less the cost of materials sold and the inventory lower of cost or market adjustment.
Tons sold decreased 50.8% to 174 thousand in the second quarter of 2009 from 353 thousand in the second quarter of 2008. Tons sold in the second quarter of 2009 included 157 thousand from direct sales and 17 thousand from toll processing, compared with 320 thousand direct tons and 33 thousand toll tons in the comparable period of last year. Tons sold decreased 48.4% to 345 thousand in the first six months of 2009 from 669 thousand in the first six months of 2008. Tons sold in the first six months of 2009 included 308 thousand direct tons and 37 thousand from toll processing, compared with 600 thousand direct tons and 69 thousand toll tons in the comparable period last year. Tons sold in the first half of 2009 were significantly lower to all markets we sell due to recessionary pressures and unprecedented crises in global financial markets. Many of our large original equipment manufacturers had numerous plant closings and significant reductions in their production schedules during the first half of 2009, which are expected to continue in the second half of 2009. We believe that seasonally slower production patterns, combined with the current global economic situation, will lead to third quarter sales volumes that are comparable to those experienced during the second quarter of 2009.
Net sales decreased 66.3% to $122.4 million in the second quarter of 2009 from $363.5 million in the second quarter of 2008. Net sales decreased 58.8% to $263.3 million in the first six months of 2009 from $638.4 million in the first six months of 2008. The decrease in sales was

17 of 34

primarily attributable to lower sales volumes and a decline in average selling prices due to recessionary pressures, the ongoing global economic crisis and the liquidation of inventory at steel service centers. Average selling prices in the second quarter of 2009 were $704 per ton, compared with $1,029 per ton in the second quarter of 2008, and $822 per ton in the first quarter of 2009. Average selling prices continued to decline in the second quarter of 2009, resulting in the lowest selling prices of 2009 occurring in June 2009. Since the end of June, most major steel producers have announced price increases for the third quarter of 2009. We believe those announced price increases will lead to third quarter 2009 average selling prices rising from their June 2009 lows, as steel service center inventories are better aligned with depressed sales levels.
As a percentage of net sales, gross profit, before the inventory lower of cost or market adjustment, decreased to 20.2% in the second quarter of 2009 from 28.3% in the second quarter of 2008. For the first six months of 2009, gross margins decreased to 17.2% from 26.5% in the first six months of 2008. The price of steel purchased from steel producers began to decrease in late third quarter of 2008. At the same time, customer demand began to decrease significantly due to the ongoing global economic crisis, which resulted in lower overall selling prices. This condition continued during the fourth quarter of 2008 and first half of 2009. Our average cost of goods sold, as a percentage of sales and excluding inventory lower of cost or market adjustments, increased during these periods as we sold steel we acquired on earlier dates at higher prices. The higher cost of goods sold, combined with lower selling prices, resulted in decreased gross margin.
As selling prices further declined in 2009, our average selling prices fell below our average cost of inventory resulting in inventory lower of cost or market adjustments. We were required to write down the value of our inventory to its net realizable value (average selling price less reasonable costs to complete the inventory into finished form), resulting in a $30.6 million charge at the end of the first quarter of 2009. Selling prices continued to decline during the second quarter of 2009, resulting in an additional $50.5 million inventory lower of cost or market adjustment at June 30, 2009. We believe that announced steel price increases from steel producers in the third quarter of 2009, combined with lower-priced inventory (due to the lower of cost or market adjustment) and newly purchased inventory, will result in improving gross margin levels during the second half of 2009.
Operating expenses in the second quarter of 2009 decreased $28.0 million from the second quarter of 2008. Operating expenses in the first six months of 2009 decreased $41.1 million

18 of 34

from the first six months of 2008. Lower operating expenses in the first six months of 2009 were primarily attributable to decreased levels of variable incentive compensation associated with lower levels of profitability (the majority of which was recorded in general and administrative operating expense captions, with a portion also recorded in the warehouse and processing and selling expense captions), decreased distribution expense resulting from reduced shipping levels (recorded in the distribution expense caption) and decreased warehouse and processing expense associated with lower shipping levels.
Due to the ongoing global economic crisis and the unprecedented drop in sales, we have taken significant steps to reduce our operating expenses. We estimate that we have reduced our annual operating expenses for 2009 by approximately $70 million, or 37%, compared to our total annual 2008 operating expenses. The cost reductions have been achieved through various initiatives, including headcount reductions of 24% from peak 2008 levels, elimination of temporary labor and overtime, reduced work hours to match depressed customer production schedules, company-wide base pay reductions ranging from 2.5% to 10%, including cash compensation reductions taken by our executive management team equal to 20% of each executive’s base salary, a 20% cash compensation reduction of our Board of Directors’ fees, the consolidation of our Philadelphia operations into our other Pennsylvania facilities, benefits reductions and heightened control over all discretionary spending. Continued decline in customer demand may require us to take further expense reduction actions. Bankruptcies in the domestic automotive industry could lead to higher bad debt expense in the future.
Interest and other expense on debt totaled $1.1 million for the second quarter of 2009 compared to $160 thousand for the second quarter of 2008. Interest and other expense on debt totaled $1.3 million for the first six months of 2009, compared to $187 thousand for the first six months of 2008. Our effective borrowing rate, exclusive of deferred financing fees and commitment fees, for the first six months of 2009 was 3.4% compared to 4.4% in the first six months of 2008. The increase in 2009 interest and other expense on debt was primarily attributable to higher overall borrowing levels and lower amounts of interest capitalized into long-term projects. In April 2009, as a result of deteriorating market conditions and our inventory lower of cost or market adjustment, we obtained a bank amendment to modify certain financial covenants on our revolving credit facility. As part of the amendment, our average cost of borrowings, exclusive of deferred financing fees and commitment fees has increased and is expected to approximate 5% to 6% for the remainder of 2009.

19 of 34

For the second quarter of 2009, loss before income taxes totaled $54.3 million compared to income of $47.2 million in the first quarter of 2008. For the first six months of 2009, loss before income taxes totaled $96.5 million, compared to income of $68.4 million in the first six months of 2008. An income tax benefit of 38.6% was recorded for the first six months of 2009, compared to a tax provision of 37.5% for the first six months of 2008. The majority of the 2009 losses can be carried back to prior years, resulting in future income tax refunds. Income taxes refunded, net of income taxes paid, during the first six months of 2009 totaled $2.0 million, compared to $20.0 million of income taxes paid during the first six months of 2008.
Net loss for the second quarter of 2009 totaled $33.8 million or $3.11 per basic and diluted share, compared to net income of $29.6 million or $2.70 per diluted share for the second quarter of 2008. Net loss for the first six months of 2009 totaled $59.3 million or $5.45 per basic and diluted share, compared to net income of $42.8 million or $3.93 per diluted share for the first six months of 2008.
Liquidity and Capital Resources
Our principal capital requirements include funding working capital needs, purchasing, upgrading and acquiring processing equipment, facilities and other businesses and paying dividends. We use cash generated from operations, leasing transactions and our revolving credit facility to fund these requirements.
Working capital at June 30, 2009 totaled $177.5 million, a $75.7 million decrease from December 31, 2008. The decrease was primarily attributable to a $30.3 million reduction in accounts receivable (resulting from lower sales volumes and sales prices) and a $131.7 million reduction in inventories (inclusive of inventory lower of cost or market adjustments), partially offset by a $29.3 million increase in income taxes receivable and deferred, a $41.6 million reduction in accounts payable (associated with lower steel prices and reduced steel purchases) and a $13.4 million reduction in accrued expenses (primarily associated with lower incentive compensation).
For the six months ended June 30, 2009, we generated $35.6 million of net cash from operations, of which $23.4 million was related to earnings from operating activities and $12.2 million was generated from working capital, exclusive of inventory lower of cost or market adjustments.
During the first six months of 2009, we spent $9.5 million on capital expenditures. The expenditures were primarily attributable to the completion of projects that were started during

20 of 34

the second half of 2008, including the expansion of our Chambersburg, Pennsylvania facility, the completion of a new office building in Winder, Georgia, site work related to our Sumter, South Carolina project (which has been suspended) and continued investments associated with our new single business system. During the remainder of 2009, we have suspended work on the new Sumter facility and we expect to spend approximately $4 million on our new single business system and maintenance-type capital expenditures. However, if market conditions continue to deteriorate during the remainder of 2009, we may be required to further curtail our capital expenditures in order to increase our liquidity.
We continue to successfully implement our new single business system. During the first six months of 2009, we expensed $1.1 million and capitalized $1.9 million associated with the implementation of the new information system. Since the project began in 2006, we have expensed $7.3 million and capitalized $11.1 million associated with the implementation of the new information system.
During the first six months of 2009, we used $25.4 million for financing activities, which primarily consisted of $7.6 million of repayments under our revolving credit facility and a $17.1 million decrease in outstanding checks.
In July 2009, our Board of Directors approved a regular quarterly dividend of $0.02 per share, which is payable on September 15, 2009 to shareholders of record as of September 1, 2009. Our Board previously approved 2009 regular quarterly dividends of $0.05 and $0.02 per share, which were paid on March 16, 2009 and June 15, 2009, respectively. Regular dividend distributions in the future are subject to the availability of cash, the $2.25 million annual limitation on cash dividends under our revolving credit facility, and continuing determination by our Board of Directors that the payment of dividends remains in the best interest of our shareholders.
Our secured bank-financing agreement is a revolving credit facility collateralized by our accounts receivable, inventories and substantially all of our property and equipment. Borrowings are limited to the lesser of a borrowing base, comprised of eligible receivables and inventories, or $130 million in the aggregate. The credit facility matures on December 15, 2011.
The credit facility, which was amended in July 2009, requires us to comply with various covenants, the most significant of which include: (i) a $20 million reserve on availability, replaced with a minimum availability requirement of $15 million, tested monthly, commencing with the month ending June 30, 2010; (ii) a minimum consolidated debt service ratio of 1.25,

21 of 34

tested monthly, commencing with the month ended June 30, 2010; (iii) a maximum leverage ratio of 1.75, tested quarterly; (iv) commencing with the month ending April 30, 2009, consolidated EBITDA of no less than ($5,000,000) for (a) the one month period ending April 30, 2009, (b) the two month period ending May 31, 2009, and (c) for the three month period ending June 30, 2009 and the three month period ending with each subsequent month thereafter until and including May 31, 2010; commencing with the month ending April 30, 2009 through and including the month ending May 31, 2010, a cumulative consolidated EBITDA for such period of no less than ($10,000,000); (v) limitations on dividends, capital expenditures and investments; and (vi) restrictions on additional indebtedness. All EBITDA covenants exclude up to $100 million of inventory lower of cost or market adjustments. As of June 30, 2009 we were in compliance with our covenants under the credit facility. At July 24, 2009, our bank debt totaled $20 million we had approximately $44 million of availability under the credit facility.
We believe that funds available under our credit facility and lease arrangement proceeds, together with funds generated from operations and future tax refunds, will be sufficient to provide us with the liquidity necessary to fund anticipated working capital requirements, capital expenditure requirements and our dividend declarations over at least the next 12 months. Further, we expect that our working capital and debt levels will decrease during the remainder of 2009, as we continue to decrease our inventory levels. We believe our existing outstanding bank debt could be extinguished during the fourth quarter of 2009. However, further deterioration of market conditions in 2009 could result in decreased availability and adversely impact our ability to remain in compliance with covenants under our credit facility. In the future, we may, as part of our business strategy, acquire and dispose of other companies in the same or complementary lines of business, or enter into and exit strategic alliances and joint ventures. Accordingly, the timing and size of our capital requirements are subject to change as business conditions warrant and opportunities arise.

22 of 34

Forward-Looking Information
This Quarterly Report on Form 10-Q and other documents we file with the SEC contain various forward-looking statements that are based on current expectations, estimates, forecasts and projections about our future performance, business, our beliefs and management’s assumptions. In addition, we, or others on our behalf, may make forward-looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, conferences, webcasts, phone calls and conference calls. Words such as “may,” “will,” “anticipate,” “should,” “intend,” “expect,” “believe,” “estimate,” “project,” “plan,” “potential,” and “continue,” as well as the negative of these terms or similar expressions, are intended to identify forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those implied by such statements including, but not limited to those set forth in Item 1A (Risk Factors), as found in our Annual Report on Form 10-K for the year ended December 31, 2008, and the following:
•	further deterioration of steel demand and steel pricing;

•	general and global business, economic, financial and political conditions, including the ongoing effects of the global credit crisis;

•	access to capital and global credit markets;

•	competitive factors such as availability and pricing of steel, industry shipping and inventory levels and rapid fluctuations in customer demand and steel pricing;

•	the cyclicality and volatility within the steel industry;

•	the ability of customers (especially those that may be highly leveraged, those in the domestic automotive industry and those with inadequate liquidity) to maintain their credit availability;

•	customer, supplier, and competitor consolidation, bankruptcy or insolvency, especially those in the domestic automotive industry;

•	reduced production schedules, layoffs or work stoppages by our own or our suppliers’ or customers’ personnel;

•	the availability and costs of transportation and logistical services;

•	equipment installation delays or malfunctions;

•	the amounts, successes and our ability to continue our capital investments and our business information system project;

23 of 34

•	the successes of our strategic efforts and initiatives to increase sales volumes, maintain or improve working capital turnover and free cash flows, reduce costs, inventory and debt in a declining market, while improving customer service;

•	the timing and outcome of inventory lower of cost or market adjustments;

•	the adequacy of our existing information technology and business system software;

•	the successful implementation of our new enterprise-wide information system;

•	the timing and outcome of OLP’s efforts and ability to liquidate its remaining assets;

•	our ability to pay regular quarterly cash dividends and the amounts and timing of any future dividends; and

•	our ability to generate free cash flow through operations, reduce inventory and to repay debt within anticipated timeframes.
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
Item 3. Qualitative and Quantitative Disclosures About Market Risk
During the past several years, the base price of carbon flat-rolled steel has fluctuated significantly. We witnessed unprecedented steel producer price increases during the first nine months of 2008 followed by rapid and steep steel price declines during the fourth quarter of 2008 and first half of 2009. Rapidly declining prices, as we have experienced during the first half of 2009, have reduced our gross profit margin percentages to levels that are lower than our historical levels. Higher inventory levels held by us, other steel service centers, or end-use customers could cause competitive pressures that could also reduce gross profit. Higher raw material costs for steel producers could cause the price of steel to increase. Rising prices result in higher working capital requirements for us and our customers. Some customers may not have sufficient credit lines or liquidity to absorb significant increases in the price of steel. While we have generally been successful in the past in passing on producers’ price increases and surcharges to our customers, there is no guarantee that we will be able to pass on price increases to our customers in the future.

24 of 34

Approximately 9.3% of our net sales in the first six months of 2009 were directly to automotive manufacturers or manufacturers of automotive components and parts. The automotive industry experiences significant fluctuations in demand based on numerous factors such as general economic conditions and consumer confidence. The automotive industry is also subject, from time to time, to labor work stoppages. The domestic automotive industry, which has experienced a number of bankruptcies, is currently involved in significant restructuring and labor contract negotiations, which has resulted in lower production volumes. Certain customers in this industry represent an increasing credit risk.
Inflation generally affects us by increasing the cost of employee wages and benefits, transportation services, processing equipment, energy and borrowings under our credit facility. General inflation, excluding increases in the price of steel and increased distribution expense, has not had a material effect on our financial results during the past two years.
When raw material prices increase, competitive conditions will influence how much of the steel price increase can be passed on to our customers. When raw material prices decline, customer demands for lower cost product result in lower selling prices. Declining steel prices, as we have experienced in the fourth quarter of 2008 and first half of 2009, have generally adversely affected our net sales and net income, while increasing steel prices generally favorably affect net sales and net income.
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

25 of 34

Item 4. Controls and Procedures
The evaluation required by Rule 13a-15 of the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report has been carried out under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. These disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in reports that are filed with or submitted to the SEC is: (i) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2009, our disclosure controls and procedures were effective.
There were no changes in our internal control over financial reporting that occurred during the second quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

26 of 34

Part II. OTHER INFORMATION
Items 1, 1A, 2, 3 and 5 of this Part II are either inapplicable or are answered in the negative and are omitted pursuant to the instructions to Part II.
Item 4. Submission of Matters to a Vote of Security Holders
(a)	The Company’s Annual Meeting of Shareholders was held on April 29, 2009.

(b)	At the Annual Meeting, the Company’s shareholders elected Michael D. Siegal, Arthur F. Anton and James B. Meathe as Directors for a two-year term, which expires at the Annual Meeting of Shareholders in 2011.

The following tabulation represents voting for the Directors:

	For	Withheld Authority
Michael D. Siegal	10,033,706	236,711
Arthur F. Anton	10,097,594	108,935
James B. Meathe	10,092,671	118,781
(c)	At the Annual Meeting, the Company’s shareholders approved the selection of PricewaterhouseCoopers LLP as the Company’s independent auditors for the year ending December 31, 2009. The holders of 10,178,559 shares of common stock voted to approve the selection, the holders of 14,720 voted against the selection, the holders of 11,489 shares abstained and the holders of 657,217 shares did not vote.
Item 6. Exhibits

Exhibit	Description of Document	Reference

4.20	Second Amendment to Second Amended and Restated Credit Agreement dated July 24, 2009 by and among the Registrant, the financial institutions from time to time party thereto, Comerica Bank as administrative agent, and the other agents from time to time party thereto.	Incorporated by reference to Exhibit 4.20 to Registrant’s Form 8-K filed with the Commission on July 30, 2009 (Commission File No. 0-23320).

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

27 of 34

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

OLYMPIC STEEL, INC. (Registrant)
Date: July 30, 2009	By:	/s/ Michael D. Siegal
Michael D. Siegal
Chairman of the Board and Chief Executive Officer

	By:	/s/ Richard T. Marabito
Richard T. Marabito
Chief Financial Officer (Principal Financial and Accounting Officer)

28 of 34