Form 10-Q
period 2009-09-30
OLYMPIC STEEL INC
filed 2009-10-29
CIK 917470

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of October 29, 2009

Common stock, without par value	10,883,213

Olympic Steel, Inc.
Index to Form 10-Q

Page No.
Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets — September 30, 2009 (unaudited) and December 31, 2008 (audited)	3

Consolidated Statements of Operations — for the three and nine months ended September 30, 2009 and 2008 (unaudited)	4

Consolidated Statements of Cash Flows — for the nine months ended September 30, 2009 and 2008 (unaudited)	5

Notes to Consolidated Financial Statements (unaudited)	6-13

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-24

Item 3. Qualitative and Quantitative Disclosures About Market Risk	24-25

Item 4. Controls and Procedures	26

Part II. OTHER INFORMATION

Item 6. Exhibits	27

SIGNATURES	28

EXHIBITS	29-34
EX-31.1
EX-31.2
EX-32.1
EX-32.2

2 of 34

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements
Olympic Steel, Inc.
Consolidated Balance Sheets
(in thousands)

	September 30,	December 31,
	2009	2008
	(unaudited)	(audited)
Assets

Cash and cash equivalents	$1,213	$891
Accounts receivable, net	54,468	77,737
Inventories, net	106,879	255,300
Income taxes receivable and deferred	40,565	10,644
Prepaid expenses and other	4,954	3,908

Total current assets	208,079	348,480

Property and equipment, at cost	221,809	211,325
Accumulated depreciation	(106,155)	(97,820)

Net property and equipment	115,654	113,505

Goodwill	6,583	6,583
Other long-term assets	4,080	5,679

Total assets	$334,396	$474,247

Liabilities

Accounts payable	$43,130	$64,883
Accrued payroll	7,316	16,403
Other accrued liabilities	7,867	13,994

Total current liabilities	58,313	95,280

Credit facility revolver	1,440	40,198
Other long-term liabilities	11,835	14,394
Deferred income taxes	—	1,417

Total liabilities	71,588	151,289

Shareholders’ Equity

Preferred stock	—	—
Common stock	118,578	119,134
Retained earnings	144,230	203,824

Total shareholders’ equity	262,808	322,958

Total liabilities and shareholders’ equity	$334,396	$474,247

The accompanying notes are an integral part of these statements.

3 of 34

Olympic Steel, Inc.
Consolidated Statements of Operations
(in thousands, except per share and tonnage data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(unaudited)		(unaudited)
Tons sold

Direct	161,758	237,576	470,176	837,655
Toll	19,670	30,090	56,622	98,849

	181,428	267,666	526,798	936,504

Net sales	$121,599	$335,222	$384,898	$973,611

Costs and expenses
Cost of materials sold (exclusive of items shown below)	91,391	247,184	309,368	716,372
Inventory lower of cost or market adjustments	—	—	81,063	—
Warehouse and processing	9,748	16,607	29,526	50,022
Administrative and general	7,855	17,524	25,183	49,875
Distribution	3,806	7,047	11,386	22,723
Selling	2,855	5,195	8,971	15,984
Occupancy	1,188	1,484	4,203	5,298
Depreciation	2,897	2,384	8,581	6,984

Total costs and expenses	119,740	297,425	478,281	867,258

Operating income (loss)	1,859	37,797	(93,383)	106,353
Interest and other expense on debt	567	350	1,861	537

Income (loss) before income taxes	1,292	37,447	(95,244)	105,816
Income tax provision (benefit)	621	13,280	(36,628)	38,890

Net income (loss)	$671	$24,167	$(58,616)	$66,926

Earnings per share:
Net income (loss) per share — basic	$0.06	$2.22	$(5.39)	$6.17

Weighted average shares outstanding — basic	10,894	10,871	10,884	10,840

Net income (loss) per share — diluted	$0.06	$2.21	$(5.39)	$6.13

Weighted average shares outstanding — diluted	10,909	10,952	10,884	10,916

The accompanying notes are an integral part of these statements.

4 of 34

Olympic Steel, Inc.
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30,
(in thousands)

	2009	2008
	(unaudited)
Cash flows from (used for) operating activities:
Net income (loss)	$(58,616)	$66,926
Adjustments to reconcile net income to net cash from operating activities —
Depreciation and amortization	8,941	6,984
Gain on disposition of property and equipment	(11)	(476)
Stock-based compensation	(767)	1,236
Inventory lower of cost or market adjustment	81,063	—
Other long-term assets	1,239	364
Other long-term liabilities	(2,559)	4,872
Long-term deferred income taxes	(1,417)	(1,957)

	27,873	77,949

Changes in working capital:
Accounts receivable	23,269	(43,383)
Inventories	67,358	(135,068)
Income taxes receivable and deferred	(29,921)	—
Prepaid expenses and other	(1,046)	1,843
Accounts payable	(3,221)	32,642
Accrued payroll and other accrued liabilities	(15,191)	15,842

	41,248	(128,124)

Net cash from (used for) operating activities	69,121	(50,175)

Cash flows from (used for) investing activities:
Capital expenditures	(10,754)	(24,391)
Proceeds from disposition of property and equipment	12	816

Net cash used for investing activities	(10,742)	(23,575)

Cash flows from (used for) financing activities:
Credit facility revolver borrowings (payments), net	(38,758)	72,876
Change in outstanding checks	(18,532)	4,962
Proceeds from exercise of stock options (including tax benefit) and employee stock purchases	211	2,898
Dividends paid	(978)	(12,273)

Net cash from (used for) financing activities	(58,057)	68,463

Cash and cash equivalents:
Net change	322	(5,287)
Beginning balance	891	7,707

Ending balance	$1,213	$2,420

The accompanying notes are an integral part of these statements.

5 of 34

Olympic Steel, Inc.
Notes to Consolidated Financial Statements
(unaudited)
September 30, 2009
(1) Basis of Presentation:
The accompanying consolidated financial statements have been prepared from the financial records of Olympic Steel, Inc. and its wholly-owned subsidiaries (collectively Olympic or the Company), without audit and reflect all normal and recurring adjustments which are, in the opinion of management, necessary to fairly present the results of the interim periods covered by this report. Year-to-date results are not necessarily indicative of 2009 annual results and these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The Company has evaluated subsequent events for recognition or disclosure through October 29, 2009, which was the date this Form 10-Q was filed with the SEC. All significant intercompany transactions and balances have been eliminated in consolidation. Certain reclassifications of prior year amounts have been made to conform with current year presentation.
(2) Accounts Receivable:
The Company maintained allowances for doubtful accounts and unissued credits of $2.7 million and $2.4 million at September 30, 2009 and December 31, 2008, respectively. The allowance for doubtful accounts is maintained at a level considered appropriate based on historical experience and specific customer collection issues that have been identified. Estimations are based upon a calculated percentage of accounts receivable, which remains fairly level from year to year, and judgments about the probable effects of economic conditions on certain customers, which can fluctuate significantly from year to year. The Company cannot guarantee that the rate of future credit losses will be similar to past experience. The Company considers all available information when assessing the adequacy of its allowance for doubtful accounts each quarter.

6 of 34

(3) Inventories:
The Company was required under GAAP to write down the value of its inventory to its net realizable value (average selling price less reasonable costs to convert the inventory into completed form), resulting in a $30.6 million charge recorded on March 31, 2009. A second inventory lower of cost or market charge of $50.5 million was recorded on June 30, 2009.
Steel inventories consist of the following:

	September 30,	December 31,
(in thousands)	2009	2008
Unprocessed	$84,777	$211,246
Processed and finished	22,102	44,054

Totals	$106,879	$255,300

(4) Investments in Joint Ventures:
The Company and the United States Steel Corporation (USS) each own 50% of Olympic Laser Processing (OLP), a company that produced laser welded sheet steel blanks for the automotive industry. OLP ceased operations during the first quarter of 2006. In December 2006, the Company advanced $3.2 million to OLP to cover a loan guarantee. As of September 30, 2009, the investment in and advance to OLP was valued at $2.5 million on the Company’s Consolidated Balance Sheet. The Company believes the underlying value of OLP’s remaining real estate, upon liquidation, will be sufficient to repay the $2.5 million advance at a later date.
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
The Credit Facility, which was last amended in July 2009, requires the Company to comply with various covenants, the most significant of which include: (i) a $20 million reserve on availability, replaced with a minimum availability requirement of $15 million, tested monthly, commencing

7 of 34

with the month ending June 30, 2010; (ii) a minimum consolidated debt service ratio of 1.25, tested monthly, commencing with the month ended June 30, 2010; (iii) a maximum leverage ratio of 1.75, tested quarterly; (iv) commencing with the month ending April 30, 2009, consolidated EBITDA of no less than ($5,000,000) for (a) the one month period ending April 30, 2009, (b) the two month period ending May 31, 2009, and (c) for the three month period ending June 30, 2009 and the three month period ending with each subsequent month thereafter until and including May 31, 2010; commencing with the month ending April 30, 2009 through and including the month ending May 31, 2010, a cumulative consolidated EBITDA for such period of no less than ($10,000,000); (v) limitations on dividends, capital expenditures and investments; and (vi) restrictions on additional indebtedness. All EBITDA covenants exclude up to $100 million of inventory lower of cost or market adjustments. As of September 30, 2009 the Company was in compliance with its covenants and had approximately $70 million of availability under the Credit Facility.
Outstanding checks are included as part of Accounts Payable on the accompanying Consolidated Balance Sheets and such checks totaled $1.7 million as of September 30, 2009 and $20.3 million as of December 31, 2008.
(6)	Shares Outstanding and Earnings Per Share:
Earnings per share have been calculated based on the weighted average number of shares outstanding as set forth below:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(in thousands, except per share data)	2009	2008	2009	2008
Weighted average basic shares outstanding	10,894	10,871	10,884	10,840
Assumed exercise of stock options and issuance of stock awards	15	81	—	76

Weighted average diluted shares outstanding	10,909	10,952	10,884	10,916

Net income (loss)	$671	$24,167	$(58,616)	$66,926

Basic earnings (loss) per share	$0.06	$2.22	$(5.39)	$6.17

Diluted earnings (loss) per share	$0.06	$2.21	$(5.39)	$6.13

Anti-dilutive securities outstanding	24	—	180	—

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
The following table summarizes the effect of the impact of stock options on the results of operations:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(in thousands, except per share data)	2009	2008	2009	2008
Stock option expense before taxes	$53	$53	$158	$158
Stock option expense after taxes	$32	$35	$97	$100
Impact per basic share	$—	$—	$0.01	$0.01
Impact per diluted share	$—	$—	$0.01	$0.01
All pre-tax charges related to stock options were included in the caption “Administrative and general” on the accompanying Consolidated Statement of Operations.
No options were granted during 2008 through the termination of the Option Plan on January 5, 2009.
The following table summarizes stock option award activity during the nine months ended September 30, 2009:

9 of 34

			Weighted	Aggregate
	Number of	Weighted Average	Average Remaining	Intrinsic Value
	Options	Exercise Price	Contractual Term	(in thousands)
Outstanding at December 31, 2008	70,007	$16.75
Granted	—	—
Exercised	(15,000)	7.44
Canceled	—	—

Outstanding at September 30, 2009	55,007	$19.29	5.9 years	$594

Exercisable at September 30, 2009	46,950	$17.00	5.4 years	$594

The total intrinsic value of stock options exercised during the nine months ended September 30, 2009 and 2008 was $227 thousand and $4.8 million, respectively. Net cash proceeds from the exercise of stock options were $112 thousand and $1.1 million for the nine months ended September 30, 2009 and 2008, respectively. Income tax benefits of $86 thousand and $1.8 million were realized from stock option exercises during the nine months ended September 30, 2009 and 2008, respectively. The fair value of options vested during both the nine months ended September 30, 2009 and 2008 totaled $158 thousand.
As of September 30, 2009, approximately $113 thousand of expense, before taxes, with respect to non-vested stock option awards has yet to be recognized and will be amortized into expense over a weighted-average period of 0.52 years.
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
On each of May 1, 2007, January 2, 2008 and January 2, 2009, the Compensation Committee of the Company’s Board of Directors approved the grant of 1,800 restricted stock units (RSUs) to each non-employee Director. Subject to the terms of the Plan and the RSU agreement, the RSUs vest at the end of one year from the date of grant. The RSUs are not converted into shares of common stock until the Board member either resigns or is terminated from the Board of Directors.

10 of 34

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
The following table summarizes the activity related to RSUs and PERSUs for the nine months ended September 30, 2009:

	RSUs		PERSUs
	Vested	Unvested	Vested	Unvested
Balance as of December 31, 2008	9,000	9,000	—	66,757
Granted	—	9,000	—	54,024
Vested	10,800	(10,800)	—	—
Converted into shares	(5,400)	—	—	—
Forfeited	—	—	—	(2,424)

Balance as of September 30, 2009	14,400	7,200	—	118,357

Stock-based compensation expense recognized on RSUs and PERSUs for the three and nine months ended September 30, 2009 and 2008, respectively, is summarized in the following table:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(in thousands, except per share data)	2009	2008	2009	2008
Stock award expense (reversal) before taxes	$(479)	$360	$(924)	$1,079
Stock award expense (reversal) after taxes	$(288)	$231	$(569)	$682
Impact per basic share	$(0.02)	$0.02	$(0.05)	$0.06
Impact per diluted share	$(0.02)	$0.02	$(0.05)	$0.06
All pre-tax charges related to RSUs and PERSUs were included in the caption “Administrative and general” on the accompanying Consolidated Statement of Operations.

11 of 34

(9) Income Taxes:
For the first nine months of 2009, the Company recorded an income tax benefit of $36.6 million, or 38.5%. The majority of the tax benefit represents the tax effect of operating losses that can be carried back to prior years, resulting in cash refunds in 2010. The income tax receivable related to those carryback claims is included in “Income taxes receivable and deferred” on the accompanying Consolidated Balance Sheets.
(10)	Supplemental Cash Flow Information:
Interest paid during the first nine months of 2009 totaled $1.7 million, compared to $830 thousand in the first nine months of 2008. Income taxes refunded, net of income taxes paid, during the first nine months of 2009 totaled $2.0 million, compared to $35.9 million of income taxes paid during the first nine months of 2008.
(11)	Impact of Recently Issued Accounting Pronouncements:
In December 2007, the FASB issued guidance now codified as FASB ASC Topic 810, Noncontrolling Interests in Consolidated Financial Statements – an Amendment of Accounting Research Bulletin No. 51. This guidance requires all entities to report noncontrolling interests in subsidiaries (also known as minority interests) as a separate component of equity in the consolidated statement of financial position, to clearly identify consolidated net income attributable to the parent and to the noncontrolling interest on the face of the consolidated statement of income and to provide sufficient disclosure that clearly identifies and distinguishes between the interest of the parent and the interests of controlling owners. The new guidance under FASB ASC Topic 810 is effective as of January 1, 2009. The adoption of the new guidance under FASB ASC Topic 810 did not have any impact as the Company does not currently have any non-controlling interests in its subsidiaries.
In December 2007, the FASB issued guidance now codified as FASB ASC Topic 805, Business Combinations. This guidance requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed and requires the acquirer to disclose certain information related to the nature and financial effect of the business combination. The new guidance under FASB ASC Topic 805 is effective for business combinations entered into in fiscal years beginning on or after December

12 of 34

15, 2008. Depending on the terms, conditions and details of the business combinations, if any, that take place subsequent to January 1, 2009, the new guidance under FASB ASC Topic 805 may have a material impact on the Company’s future financial statements.
In May 2009, the FASB issued guidance now codified as FASB ASC Topic 855, Subsequent Events. This guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The new guidance under FASB ASC Topic 855 is effective for interim or annual periods ending after June 15, 2009. The adoption of the new guidance under FASB ASC Topic 855 did not have a material impact on the Company’s financial statements.

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
Overview
We are a leading U.S. steel service center with over 55 years of experience. Our primary focus is on the direct sale and distribution of large volumes of processed carbon, coated, aluminum and stainless flat-rolled sheet, coil and plate products. We act as an intermediary between steel producers and manufacturers that require processed steel for their operations. We serve customers in most carbon steel consuming industries, including manufacturers and fabricators of transportation and material handling equipment, construction and farm machinery, storage tanks,

13 of 34

environmental and energy generation, automobiles, food service and electrical equipment, military vehicles and equipment, as well as general and plate fabricators and steel service centers. We distribute our products primarily through a direct sales force.
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
Like many other steel service centers, we maintain substantial inventories of steel to accommodate the short lead times and just-in-time delivery requirements of our customers. Accordingly, we purchase steel in an effort to maintain our inventory at levels that we believe to be appropriate to satisfy the anticipated needs of our customers based upon customer forecasts, historic buying practices, supply agreements with customers and market conditions. Our commitments to purchase steel are generally at prevailing market prices in effect at the time we place our orders. We have no long-term, fixed-price steel purchase contracts. When steel prices increase, competitive conditions will influence how much of the price increase we can pass on to

14 of 34

our customers. To the extent we are unable to pass on future price increases in our raw materials to our customers, the net sales and profitability of our business could be adversely affected. When steel prices decline, as they did from the fourth quarter of 2008 through the second quarter of 2009, customer demands for lower prices and our competitors’ responses to those demands could result in lower sales prices and, consequently, lower margins as we use existing steel inventory.
As selling prices declined in 2009, our average selling prices fell below our average cost of inventory requiring us to recognize inventory lower of cost or market adjustments. We were required under GAAP to write down the value of our inventory to its net realizable value, less reasonable costs to complete the inventory into finished form, resulting in a $30.6 million pre-tax charge at the end of the first quarter of 2009. Selling prices continued to decline during the second quarter of 2009, resulting in an additional $50.5 million inventory lower of cost or market pre-tax charge effective as of June 30, 2009.
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
At September 30, 2009, we employed approximately 991 people; however, due to the ongoing global economic crisis, some of those employees were temporarily laid-off and many of our hourly employees worked less than 40 hours per week. Approximately 144 of the hourly plant personnel at our Minneapolis and Detroit facilities are represented by three separate collective bargaining units. A collective bargaining agreement covering our Detroit workers was extended through August 31, 2012. A collective bargaining agreement covering our Minneapolis plate facility workers was extended to March 31, 2012. A collective bargaining agreement covering our Minneapolis coil facility employees expires on September 30, 2010. We have never

15 of 34

experienced a work stoppage and we believe that our relationship with employees is good. However, any prolonged work stoppages by our personnel represented by collective bargaining units could have a material adverse impact on our business, financial condition, results of operations and cash flows.
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

16 of 34

Results of Operations
The following table sets forth certain income statement data for the three and nine months ended September 30, 2009 and 2008 (dollars are shown in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2009		2008		2009		2008
		% of net		% of net		% of net		% of net
	$	sales	$	sales	$	sales	$	sales
Net sales	$121,599	100.0%	$335,222	100.0%	$384,898	100.0%	$973,611	100.0%

Gross profit before lower of cost or market adjustment (1)	30,208	24.8%	88,038	26.3%	75,530	19.6%	257,239	26.4%

Gross profit (loss) after lower of cost or market adjustment	30,208	24.8%	88,038	26.3%	(5,533)	(1.4%)	257,239	26.4%

Operating expenses (2)	28,349	23.3%	50,241	15.0%	87,850	22.8%	150,886	15.5%

Operating income (loss)	$1,859	1.5%	$37,797	11.3%	$(93,383)	(24.3%)	$106,353	10.9%

(1)	Gross profit is calculated as net sales less the cost of materials sold and excludes the inventory lower of cost or market adjustment.
This calculation is presented in order to provide greater comparability to prior period results.

(2)	Operating expenses are calculated as total costs and expenses less the cost of materials sold and the inventory lower of cost or market adjustment.
Tons sold decreased 32.2% to 181 thousand in the third quarter of 2009 from 268 thousand in the third quarter of 2008. Tons sold in the third quarter of 2009 included 162 thousand from direct sales and 19 thousand from toll processing, compared with 238 thousand direct tons and 30 thousand toll tons in the comparable period of last year. Tons sold decreased 43.7% to 527 thousand in the first nine months of 2009 from 937 thousand in the first nine months of 2008. Tons sold in the first nine months of 2009 included 470 thousand direct tons and 57 thousand from toll processing, compared with 838 thousand direct tons and 99 thousand toll tons in the comparable period last year. Tons sold in the third quarter and first nine months of 2009 were significantly lower to all markets we sell, compared to comparable 2008 periods, due to recessionary pressures and unprecedented crises in global financial markets. Many of our large original equipment manufacturers had numerous plant closings and significant reductions in their production schedules during the first nine months of 2009, which are expected to continue in the fourth quarter of 2009. Although we experienced stronger sales volumes in the third quarter of 2009 when compared to the second quarter of 2009, we believe that seasonally slower production patterns, combined with the current global economic situation, may lead to fourth quarter sales volumes that are slightly lower than those experienced during the third quarter of 2009.

17 of 34

Net sales decreased 63.7% to $121.6 million in the third quarter of 2009 from $335.2 million in the third quarter of 2008. Net sales decreased 60.5% to $384.9 million in the first nine months of 2009 from $973.6 million in the first nine months of 2008. The decreases in sales were primarily attributable to lower sales volumes and a decline in average selling prices due to recessionary pressures, the ongoing global economic crisis, the liquidation of inventory at steel service centers and less value-added sales. Average selling prices in the third quarter of 2009 were $670 per ton, compared with $1,252 per ton in the third quarter of 2008, and $704 per ton in the second quarter of 2009. Average selling prices continued to decline through August 2009 and began to increase in September 2009. We believe that our average selling prices in the beginning of the fourth quarter of 2009 will be higher than those experienced during the third quarter of 2009. However, we anticipate that reduced demand in the later half of the fourth quarter of 2009, caused by normal seasonal patterns, could lead to reduced selling prices at the end of the fourth quarter of 2009.
As a percentage of net sales, gross profit, before the inventory lower of cost or market adjustment, decreased to 24.8% in the third quarter of 2009 from 26.3% in the third quarter of 2008. For the first nine months of 2009, gross margins (excluding the inventory lower of cost or market adjustment) decreased to 19.6% from 26.4% in the first nine months of 2008. The price of steel purchased from steel producers began to rapidly decrease in late third quarter of 2008. At the same time, customer demand began to decrease significantly due to the ongoing global economic crisis, which resulted in lower overall selling prices. This condition continued during the fourth quarter of 2008 and first half of 2009. Our average cost of goods sold, as a percentage of sales and excluding inventory lower of cost or market adjustments, increased during these periods as we sold steel we acquired on earlier dates at higher prices. The higher cost of goods sold, combined with lower selling prices, resulted in decreased gross margins.
As selling prices further declined in the first half of 2009, our average selling prices fell below our average cost of inventory resulting in inventory lower of cost or market adjustments. We were required to write down the value of our inventory to its net realizable value (average selling price less reasonable costs to complete the inventory into finished form), resulting in a $30.6 million pre-tax charge at the end of the first quarter of 2009. Selling prices continued to decline during the second quarter of 2009, resulting in an additional $50.5 million inventory lower of cost or market pre-tax adjustment at June 30, 2009. Announced steel price increases from steel producers in the third quarter of 2009, combined with lower-costed inventory (due to the lower

18 of 34

of cost or market adjustment) and newly purchased inventory, resulted in improving gross margin levels during the later part of the third quarter of 2009. We expect gross margins in the beginning of the fourth quarter of 2009 to be stronger than those experienced during the third quarter of 2009. However, we anticipate that reduced demand in the later half of the fourth quarter of 2009, caused by normal seasonal patterns, could lead to reduced selling prices and reduced gross margins at the end of the fourth quarter of 2009.
Operating expenses in the third quarter of 2009 decreased $21.9 million from the third quarter of 2008. Operating expenses in the first nine months of 2009 decreased $63.0 million from the first nine months of 2008. Lower operating expenses in 2009 were primarily attributable to decreased levels of variable incentive compensation associated with lower levels of profitability (the majority of which was recorded in general and administrative operating expense captions, with a portion also recorded in the warehouse and processing and selling expense captions), decreased distribution expense resulting from reduced shipping levels (recorded in the distribution expense caption) and decreased warehouse and processing expense associated with lower shipping levels.
Due to the ongoing global economic crisis and the unprecedented drop in sales, we have taken significant steps to reduce our operating expenses. We estimate that we have reduced our annual operating expenses for 2009 by approximately $70 million, or 37%, compared to our total annual 2008 operating expenses. The cost reductions have been achieved through various initiatives, including headcount reductions of 24% from peak 2008 levels, elimination of temporary labor and overtime, reduced work hours to match depressed customer production schedules, company-wide base pay reductions ranging from 2.5% to 10%, including cash compensation reductions taken by our executive management team equal to 20% of each executive’s base salary, a 20% cash compensation reduction of our Board of Directors’ fees, the consolidation of our Philadelphia operations into our other Pennsylvania facilities, benefits reductions and heightened control over all discretionary spending. Continued decline in customer demand may require us to take further expense reduction actions. Customer bankruptcies could lead to higher bad debt expense in the future.
Interest and other expense on debt totaled $567 thousand for the third quarter of 2009 compared to $350 thousand for the third quarter of 2008. Interest and other expense on debt totaled $1.9 million for the first nine months of 2009, compared to $537 thousand for the first nine months of 2008. Our effective borrowing rate, exclusive of deferred financing fees and commitment fees, was 3.7% for the first nine months of 2009 compared to 4.0% for the first nine months of 2008.

19 of 34

The increase in 2009 interest and other expense on debt was primarily attributable to higher overall borrowing levels, higher amortization of financing fees related the 2009 amendments of our credit facility and lower amounts of interest capitalized into long-term projects. In April and July 2009, as a result of deteriorating market conditions and our inventory lower of cost or market adjustment, we obtained a bank amendments to modify certain financial covenants on our revolving credit facility. As part of the amendments, our average cost of borrowings has increased to approximately 5% to 6%.
For the third quarter of 2009, income before income taxes totaled $1.3 million compared to $37.4 million in the third quarter of 2008. For the first nine months of 2009, loss before income taxes totaled $95.2 million, compared to income of $105.8 million in the first nine months of 2008. An income tax benefit of 38.5% was recorded for the first nine months of 2009, compared to a tax provision of 36.8% for the first nine months of 2008. The majority of the 2009 losses can be carried back to prior years, resulting in future income tax refunds to be received in 2010. Income taxes refunded, net of income taxes paid, during the first nine months of 2009 totaled $2.0 million, compared to $35.9 million of income taxes paid during the first nine months of 2008.
Net income for the third quarter of 2009 totaled $0.7 million or $0.06 per basic and diluted share, compared to $24.2 million or $2.21 per diluted share for the third quarter of 2008. Net loss for the first nine months of 2009 totaled $58.6 million or $5.39 per basic and diluted share, compared to net income of $66.9 million or $6.13 per diluted share for the first nine months of 2008.
Liquidity and Capital Resources
Our principal capital requirements include funding working capital needs, purchasing, upgrading and acquiring processing equipment, facilities and other businesses and paying dividends. We use cash generated from operations, leasing transactions and our revolving credit facility to fund these requirements.
Working capital at September 30, 2009 totaled $149.8 million, a $103.4 million decrease from December 31, 2008. The decrease was primarily attributable to a $23.3 million reduction in accounts receivable (resulting from lower sales volumes and sales prices) and a $148.4 million reduction in inventories (inclusive of inventory lower of cost or market adjustments), partially offset by a $29.9 million increase in income taxes receivable and deferred, a $21.8 million reduction in accounts payable (associated with lower steel prices and reduced steel purchases)

20 of 34

and a $15.2 million reduction in accrued expenses (primarily associated with lower incentive compensation).
For the nine months ended September 30, 2009, we generated $69.1 million of net cash from operations, of which $27.9 million was related to earnings from operating activities and $41.2 million was generated from working capital.
During the first nine months of 2009, we spent $10.8 million on capital expenditures. The expenditures were primarily attributable to the completion of projects that were started during the second half of 2008, including the expansion of our Chambersburg, Pennsylvania facility, the completion of a new office building in Winder, Georgia, site work related to a suspended project in South Carolina and continued investments associated with our new business system. During the remainder of 2009, we expect to spend approximately $2 million on our new business system implementation and maintenance-type capital expenditures.
We continue to successfully implement our new business system. During the first nine months of 2009, we expensed $1.7 million and capitalized $1.9 million associated with the implementation of the new information system. Since the project began in 2006, we have expensed $7.9 million and capitalized $11.1 million associated with the new information system.
During the first nine months of 2009, we used $58.1 million for financing activities, which primarily consisted of $38.8 million of repayments under our revolving credit facility and an $18.5 million decrease in outstanding checks.
In October 2009, our Board of Directors approved a regular quarterly dividend of $0.02 per share, which is payable on December 15, 2009 to shareholders of record as of December 1, 2009. Our Board previously approved 2009 regular quarterly dividends of $0.05, $0.02 and $0.02 per share, which were paid on March 16, 2009, June 15, 2009 and September 15, 2009, respectively. Regular dividend distributions in the future are subject to the availability of cash, the $2.25 million annual limitation on cash dividends under our revolving credit facility, and continuing determination by our Board of Directors that the payment of dividends remains in the best interest of our shareholders.
Our secured bank-financing agreement is a revolving credit facility collateralized by our accounts receivable, inventories and substantially all of our property and equipment. Borrowings

21 of 34

are limited to the lesser of a borrowing base, comprised of eligible receivables and inventories, or $130 million in the aggregate. The credit facility matures on December 15, 2011.
The credit facility, which was last amended in July 2009, requires us to comply with various covenants, the most significant of which include: (i) a $20 million reserve on availability, replaced with a minimum availability requirement of $15 million, tested monthly, commencing with the month ending June 30, 2010; (ii) a minimum consolidated debt service ratio of 1.25, tested monthly, commencing with the month ended June 30, 2010; (iii) a maximum leverage ratio of 1.75, tested quarterly; (iv) commencing with the month ending April 30, 2009, consolidated EBITDA of no less than ($5,000,000) for (a) the one month period ending April 30, 2009, (b) the two month period ending May 31, 2009, and (c) for the three month period ending June 30, 2009 and the three month period ending with each subsequent month thereafter until and including May 31, 2010; commencing with the month ending April 30, 2009 through and including the month ending May 31, 2010, a cumulative consolidated EBITDA for such period of no less than ($10,000,000); (v) limitations on dividends, capital expenditures and investments; and (vi) restrictions on additional indebtedness. All EBITDA covenants exclude up to $100 million of inventory lower of cost or market adjustments. As of September 30, 2009 we reduced our outstanding debt to $1.4 million, we were in compliance with our covenants and we had approximately $70 million of availability under the credit facility.
We believe that funds available under our credit facility and lease arrangement proceeds, together with funds generated from operations and future tax refunds, will be sufficient to provide us with the liquidity necessary to fund anticipated working capital requirements, capital expenditure requirements, our dividend payments and any business acquisitions over at least the next 12 months. However, further deterioration of market conditions in 2009 could result in decreased availability and adversely impact our ability to remain in compliance with covenants under our credit facility. In the future, we may, as part of our business strategy, acquire and dispose of other companies in the same or complementary lines of business, or enter into and exit strategic alliances and joint ventures. Accordingly, the timing and size of our capital requirements are subject to change as business conditions warrant and opportunities arise.

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
Item 3. Qualitative and Quantitative Disclosures About Market Risk
During the past several years, the base price of carbon flat-rolled steel has fluctuated significantly and rapidly. We witnessed unprecedented steel producer price increases during the first nine months of 2008 followed by rapid and steep steel price declines during the fourth quarter of 2008 and first half of 2009. Rapidly declining prices, as we experienced during the first six months of 2009, reduced our gross profit margin percentages to levels that are lower than our historical levels. Higher inventory levels held by us, other steel service centers, or end-use customers could cause competitive pressures that could also reduce gross profit. Higher raw material costs for steel producers could cause the price of steel to increase. Rising prices result in higher working capital requirements for us and our customers. Some customers may not have sufficient credit lines or liquidity to absorb significant increases in the price of steel. While we have generally been successful in the past in passing on producers’ price increases and surcharges to our customers, there is no guarantee that we will be able to pass on price increases to our customers in the future.

24 of 34

Approximately 10.8% of our net sales in the first nine months of 2009 were directly to automotive manufacturers or manufacturers of automotive components and parts. The automotive industry experiences significant fluctuations in demand based on numerous factors such as general economic conditions and consumer confidence. The automotive industry is also subject, from time to time, to labor work stoppages. The domestic automotive industry, which has experienced a number of bankruptcies, is currently involved in significant restructuring, which has resulted in lower 2009 production volumes. Certain customers in this industry represent an increasing credit risk.
Inflation generally affects us by increasing the cost of employee wages and benefits, transportation services, processing equipment, energy and borrowings under our credit facility. General inflation, excluding increases in the price of steel and increased distribution expense, has not had a material effect on our financial results during the past two years.
When raw material prices increase, competitive conditions will influence how much of the steel price increase can be passed on to our customers. When raw material prices decline, customer demands for lower cost product result in lower selling prices. Declining steel prices, as we experienced in the fourth quarter of 2008 and first half of 2009, have generally adversely affected our net sales and net income, while increasing steel prices, as we experienced during the third quarter of 2009, generally favorably affect net sales and net income.
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

25 of 34

Item 4. Controls and Procedures
The evaluation required by Rule 13a-15 of the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report has been carried out under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. These disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in reports that are filed with or submitted to the SEC is: (i) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2009, our disclosure controls and procedures were effective.
There were no changes in our internal control over financial reporting that occurred during the third quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

27 of 34

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLYMPIC STEEL, INC.
(Registrant)

Date: October 29, 2009	By:	/s/ Michael D. Siegal Michael D. Siegal
Chairman of the Board and Chief Executive Officer

	By:	/s/ Richard T. Marabito Richard T. Marabito
Chief Financial Officer
(Principal Financial and Accounting Officer)

28 of 34