Form 10-K
period 2009-12-31
OLYMPIC STEEL INC
filed 2010-02-25
CIK 917470

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Year Ended December 31, 2009
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-23320
OLYMPIC STEEL, INC.
(Exact name of registrant as specified in its charter)

Ohio (State or other jurisdiction of incorporation or organization)	34-1245650 (I.R.S. Employer Identification Number)

5096 Richmond Road, Bedford Heights, Ohio (Address of principal executive offices)	44146 (Zip Code)

Registrant’s telephone number, including area code (216) 292-3800

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of each Exchange on which registered
Common Stock, without par value Preferred Stock Purchase Rights	The NASDAQ Stock Market LLC The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act:
None

Indicated by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicated by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one:)

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Small reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 30, 2009, the aggregate market value of voting stock held by nonaffiliates of the registrant based on the closing price at which such stock was sold on the Nasdaq Global Select Market on such date approximated $222,142,135. The number of shares of common stock outstanding as of February 25, 2010 was 10,883,411.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days of the close of its fiscal year ended December 31, 2009, portions of which document shall be deemed to be incorporated by reference in Part III of this Annual Report on Form 10-K from the date such document is filed.

PART I

ITEM 1.	BUSINESS

The Company

We are a leading U.S. steel service center with over 55 years of experience. Our primary focus is on the direct sale and distribution of large volumes of processed carbon, coated, aluminum and stainless flat-rolled sheet, coil and plate steel products. We act as an intermediary between steel producers and manufacturers that require processed steel for their operations. We provide services and functions that form an integral component of our customers’ supply chain management, reducing inventory levels and increasing efficiency, thereby lowering their overall cost of production. Our processing services include both traditional service center processes of cutting-to-length, slitting, and shearing and higher value-added processes of blanking, tempering, plate burning, precision machining, welding, fabricating and painting of steel parts.

We operate as a single business segment with 16 strategically-located processing and distribution facilities in Connecticut, Georgia, Illinois, Iowa, Michigan, Minnesota, North Carolina, Ohio, Pennsylvania, South Carolina and Washington. This broad geographic footprint allows us to focus on regional customers and larger national and multi-location accounts, primarily located throughout the midwestern, eastern and southern United States.

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

These operating objectives are supported by:

•	A set of core values, which is communicated, practiced, and measured throughout the Company.

•	Our “flawless execution” program (Fe), which is an internal program that empowers employees to achieve profitable growth by delivering superior customer service and exceeding customer expectations and recognizes them for their efforts.

•	On-going business process enhancements and redesigns to improve efficiencies and reduce costs.

•	New systems and key metric reporting to focus managers on achieving specific operating objectives.

•	Alignment of compensation with the financial performance of the Company and the achievement of specific operating objectives.

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

Investments in automated welding lines, paint lines, precision machining equipment, blanking lines, shot blasters, plate processing equipment and two customized temper mills with heavy gauge cut-to-length capabilities have allowed us to further increase our higher value-added processing services. In 2009, we completed an 80,000 square foot expansion of one of our Chambersburg, Pennsylvania facilities, completed a new office building in Winder, Georgia, added a fabrication shop inside our Bettendorf, Iowa facility and implemented our new business system in four additional locations, bringing our total locations using the new system to five. In 2008, we purchased a 62,000 square foot building in Dover, Ohio, added a new stretcher-leveler in our Minneapolis, Minnesota coil facility and new high-definition plasma burners in Chambersburg and Winder. These significant capital expenditures will allow us to further expand our fabrication services.

Sales And Marketing.  We believe that our commitment to quality, service, just-in-time delivery and field sales personnel has enabled us to build and maintain strong customer relationships. We continuously analyze our customer base to ensure that strategic customers are properly targeted and serviced, while focusing our efforts to supply and service our larger customers on a national account basis, where we successfully service multi-location customers from multi-location Olympic facilities. In addition, we offer business solutions to our customers through value-added and value-engineered services. We also provide inventory stocking programs and in-plant employees located at certain customer locations to help reduce customers’ costs. In recent years, we have expanded our owned truck fleet to further enhance our just-in-time deliveries based on our customers’ requirements.

Our Fe program is a commitment to provide superior customer service while striving to exceed customer expectations. This program includes tracking actual on-time delivery and quality performance against objectives, and recognition of initiatives to improve efficiencies, streamline processes or reduce operating expenses at each operation.

We believe our sales force is among the largest and most experienced in the industry. Our sales force makes direct daily sales calls to customers throughout the continental United States. The continuous interaction between our sales force and active and prospective customers provides us with valuable market information and sales opportunities, including opportunities for outsourcing, improving customer service and increased sales.

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

Products, Processing Services and Quality Standards

We maintain a substantial inventory of coil and plate steel. Coil is in the form of a continuous sheet, typically 36 to 96 inches wide, between 0.015 and 0.625 inches thick, and rolled into 10 to 30 ton coils. Because of the size and weight of these coils and the equipment required to move and process them into smaller sizes, such coils do not meet the requirements, without further processing, of most customers. Plate is typically thicker than coil and is processed by laser, plasma or oxygen burning. In 2009, we also began the sale of aluminum products.

Customer orders are entered or electronically transmitted into computerized order entry systems, and appropriate inventory is then selected and scheduled for processing in accordance with the customer’s specified delivery date. We attempt to maximize yield through the use of computer software and by combining customer orders for processing each coil or plate to the fullest extent practicable.

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

The following table sets forth, as of December 31, 2009, the major pieces of processing equipment by geographic region:

	(a)	(b)	(c)
	Eastern	Southern	Central	(d)
Processing Equipment	Region	Region	Region	Michigan	Total

Cutting-to-length	6	2	4	1	13
Blanking	1			4	5
Tempering	1		1		2
Plate processing	14	10	23		47
Slitting	2	2	2	2	8
Shearing	2		3		5
Machining	21	14	4		39
Painting	1	1			2
Shot blasting/grinding	4	1	3		8

Total	52	30	40	7	129

(a)	Consists of eight facilities located in Ohio, Connecticut, Illinois and Pennsylvania.

(b)	Consists of three facilities located in Georgia, North Carolina and South Carolina.

(c)	Consists of four facilities located in Minnesota, Iowa and Washington.

(d)	Consists of a single facility in Detroit, Michigan.

Our quality assurance system establishes controls and procedures covering all aspects of our products from the time the material is ordered through receipt, processing and shipment to the customer. These controls and procedures encompass periodic supplier audits, customer satisfaction surveys, meetings with customers, inspection criteria, preventative actions, traceability and certification. In addition, 14 of our 16 facilities have earned ISO 9001:2000 certifications. Our Detroit operation has earned Ford’s Q-1 quality rating and is also ISO 14001 and TS-16949 certified. We have met the requirements for ISO 14001 (environmental management) in 13 of our 16 facilities. Our office building in Winder, Georgia has received Leadership in Energy and Environmental Design (LEED) certification. We have a quality testing lab adjacent to our temper mill facility in Cleveland, Ohio.

Customers and Distribution

We have a diverse customer and geographic base, which helps to reduce the inherent risk and cyclicality of our business. Net sales to our top three customers, in the aggregate, approximated 8% and 12% of our net sales in 2009 and 2008, respectively. We serve customers in most carbon steel consuming industries, including manufacturers and fabricators of transportation and material handling equipment, construction and farm machinery, storage tanks, environmental and energy generation equipment, automobiles, food service and electrical equipment, military vehicles and equipment, as well as general and plate fabricators, and steel service centers. Sales to automobile manufacturers and their suppliers, made principally by our Detroit operation, and sales to other steel service centers accounted for approximately 11.6% and 11.0%, respectively, of our net sales in 2009, and 8.5% and 10.0%, respectively, of our net sales in 2008.

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

The ongoing global economic crisis has resulted in increased vendor scrutiny by our customers and potential customers. We believe our size, our strong financial position and our focus on quality are advantageous in maintaining our customer base and in securing new customers as the economy begins to recover.

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

In recent years, the steel producing supply base has experienced significant consolidation with a few suppliers accounting for a majority of the domestic carbon steel market. Collectively, we purchased approximately 38% and 46% of our total steel requirements from our three largest suppliers in 2009 and 2008, respectively. Although we have no long-term supply commitments, we believe we have good relationships with each of our steel suppliers. If, in the future, we are unable to obtain sufficient amounts of steel on a timely basis, we may not be able to obtain steel from alternate sources at competitive prices. In addition, interruptions or reductions in our supply of steel could make it difficult to satisfy our customers’ just-in-time delivery requirements, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Competition

Our principal markets are highly competitive. We compete with other regional and national steel service centers, single location service centers and, to a certain degree, steel producers and intermediate steel processors on a regional basis. We have different competitors for each of our products and within each region. We compete on the basis of price, product selection and availability, customer service, value-added capabilities, quality and geographic proximity. Certain of our competitors have greater financial and operating resources than we have.

With the exception of certain Canadian operations, foreign-located steel service centers are generally not a material competitive factor in our principal domestic markets.

Management Information Systems

Information systems are an important component of our strategy. We have invested in technologies and human resources required in this area and expect to continue investment to provide the foundation for future growth. We currently maintain separate regional computer-based systems in the operation of our business and we depend on these systems to a significant degree, particularly for inventory management. As noted in more detail below, we are in the process of implementing a new information system to replace our legacy systems.

Our information systems focus on the following core application areas:

Inventory Management.  Our information systems track the status of inventories by location on a daily basis. This information is essential in allowing us to closely monitor and manage our inventory.

Differentiated Services To Customers.  Our information systems allow us to provide value-added services to customers, including quality control and on-time delivery monitoring and reporting, just-in-time inventory management and shipping services, and electronic data interchange (EDI) communications.

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

System and Process Enhancements.  We have completed development of an enterprise-wide business system alternative to replace our legacy information systems and we successfully implemented this system at five of our locations as of December 31, 2009. We are proceeding to roll out this system to our other divisions to take advantage of streamlined business processes, enhanced cost information and improved support capability. We are also working on expanding our system capabilities to handle our growing fabrication capabilities.

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

To provide continuous use of our systems and for security of our technology and information investments in case of physical emergency or threat, we initiated development of a secure, duplicate off-site computing facility. Our new ERP system, accounting system, e-mail, internet and communications systems are currently duplicated at this site, with the migration of our other systems now in progress.

Employees

At December 31, 2009, we employed approximately 981 people; however, due to the ongoing global economic crisis, some of those employees have been temporarily laid off and many of our hourly employees worked less than 40 hours per week during 2009. Approximately 157 of the hourly plant personnel at our Minneapolis and Detroit facilities are represented by three separate collective bargaining units.

In September 2009, a collective bargaining agreement covering our Detroit workers was extended through August 31, 2012. In March 2009, a collective bargaining agreement covering our Minneapolis plate facility workers was extended through March 31, 2012. A collective bargaining agreement covering our Minneapolis coil facility workers expires on September 30, 2010. We have never experienced a work stoppage and we believe that our relationship with employees is good. However, any prolonged work stoppages by our personnel represented by collective bargaining units could have a material adverse impact on our business, financial condition, results of operations and cash flows.

Service Marks, Trade Names and Patents

We conduct our business under the name “Olympic Steel.” A provision of federal law grants exclusive rights to the word “Olympic” to the U.S. Olympic Committee. The U.S. Supreme Court has recognized, however, that certain users may be able to continue to use the word based on long-term and continuous use. We have used the name Olympic Steel since 1954, but are prevented from registering the name “Olympic” and from being qualified to do business as a foreign corporation under that name in certain states. In such states, we have registered under different names, including “Oly Steel” and “Olympia Steel.” Our wholly-owned subsidiary, Olympic Steel Lafayette, Inc., does business in certain states under the names “Olympic Steel Detroit,” “Lafayette Steel and Processing” and “Lafayette Steel.” Our operation in Georgia does business under the name “Southeastern Metal Processing” and our North Carolina operation conducts business under the name “Olympic Steel North Carolina.”

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

In addition, this Annual Report on Form 10-K, as well as our quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to all of the foregoing reports, are made available free of charge on or through the “Investor Relations” section of our website at www.olysteel.com as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC.

Information relating to our corporate governance at Olympic Steel, including our Business Ethics Policy, information concerning our executive officers, directors and Board committees (including committee charters), and transactions in our securities by directors and officers, is available free of charge on or through the “Investor Relations” section of our website at www.olysteel.com. We are not including the information on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K.

Forward-Looking Information

This Annual Report on Form 10-K and other documents we file with the SEC contain various forward-looking statements that are based on current expectations, estimates, forecasts and projections about our future performance, business, our beliefs and our management’s assumptions. In addition, we, or others on our behalf, may make forward-looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, conferences, webcasts, phone calls and conference calls. Words such as “may,” “will,” “anticipate,” “should,” “intend,” “expect,” “believe,” “estimate,” “project,” “plan,” “potential,” and “continue,” as well as the negative of these terms or similar expressions are intended to identify forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those implied by such statements including, but not limited to, those set forth in Item 1A (Risk Factors) below and the following:

•	further deterioration of steel demand and steel pricing;

•	general and global business, economic, financial and political conditions, including the ongoing effects of the global credit crisis;

•	access to capital and global credit markets;

•	competitive factors such as the availability and pricing of steel, industry shipping and inventory levels and rapid fluctuations in customer demand and steel pricing;

•	the cyclicality and volatility within the steel industry;

•	the ability of our customers (especially those that may be highly leveraged, those in the domestic automotive industry and those with inadequate liquidity) to maintain their credit availability;

•	customer, supplier and competitor consolidation, bankruptcy or insolvency, especially those in the domestic automotive industry;

•	reduced production schedules, layoffs or work stoppages by our own or our suppliers’ or customers’ personnel;

•	the availability and costs of transportation and logistical services;

•	equipment installation delays or malfunctions;

•	the amounts, successes and our ability to continue our capital investments and our business information system projects;

•	the successes of our strategic efforts and initiatives to increase sales volumes, maintain or improve working capital turnover and free cash flows, reduce costs and improve inventory turnover in a declining market while improving our customer service;

•	the timing and outcome of our inventory lower of cost or market adjustments;

•	the adequacy of our existing information technology and business system software;

•	the successful implementation of our new enterprise-wide information system;

•	the timing and outcome of our joint venture’s efforts and ability to liquidate its remaining real estate;

•	our ability to pay regular quarterly cash dividends and the amounts and timing of any future dividends; and

•	our ability to generate free cash flow through operations, reduce inventory and to repay debt within anticipated time frames.

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

We, like many other steel service centers, maintain substantial inventories of steel to accommodate the short lead times and just-in-time delivery requirements of our customers. Accordingly, we purchase steel in an effort to maintain our inventory at levels that we believe to be appropriate to satisfy the anticipated needs of our customers based upon historic buying practices, supply agreements with customers and market conditions. Our commitments to purchase steel are generally at prevailing market prices in effect at the time we place our orders. We have no long-term, fixed-price steel purchase contracts. When steel prices increase, competitive conditions will influence how much of the price increase we can pass on to our customers. To the extent we are unable to pass on future price increases in our raw materials to our customers, the net sales and profitability of our business could be adversely affected. When steel prices decline, as they did in the fourth quarter of 2008 and through the first half of 2009, customer demands for lower prices and our competitors’ responses to those demands could result in lower sale prices and, consequently, lower margins and inventory lower of cost or market adjustments as we use existing steel inventory. Significant or rapid declines in steel prices or reductions in sales volumes could adversely impact our ability to remain in compliance with certain financial covenants in our revolving credit facility, as well as result in us incurring inventory or goodwill impairment charges. Changing steel prices therefore could significantly impact our net sales, gross margins, operating income and net income.

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

We sell our products in a variety of industries, including capital equipment manufacturers for industrial, agricultural and construction use, the automotive industry, and manufacturers of fabricated metal products. Our largest category of customers is producers of industrial machinery and equipment. Numerous factors, such as general economic conditions, government stimulus, availability of adequate credit and financing, consumer confidence, significant business interruptions, labor shortages or work stoppages, energy prices, seasonality, customer inventory levels and other factors beyond our control, may cause significant demand fluctuations from one or more of these industries. Any decrease in demand within one or more of these industries may be significant and may last for a lengthy period of time. In periods of economic slowdown or recession in the United States and downturns in demand, as we have experienced since the fourth quarter of 2008, excess customer or service center inventory or a decrease in the prices that we can realize from sales of our products to customers in any of these industries could result in lower sales, margins and profitability.

Approximately 11.6% of our 2009 sales were to automotive manufacturers or manufacturers of automotive components and parts, whom we refer to as automotive customers. Historically, due to the concentration of customers in the automotive industry, our gross margins on these sales have generally been less than our margins on sales to customers in other industries. The difficulties faced by domestic automotive customers has further challenged its supply base. In addition, the precarious nature of the financial position of many domestic automotive customers has caused us to forego sales due to credit concerns. If we are unable to generate sufficient future cash flow on our sales to automotive customers, we may be have additional bad debt losses and we may be required to record an impairment charge against the assets that are used to service those customers.

Customer credit constraints and credit losses could have a material adverse effect on our results of operations.

In climates of global financial and banking crises, such as those we have experienced since the fourth quarter of 2008, decreased sales volume and consolidation among capital providers to the steel industry, the ability of our customers to maintain credit availability has become more challenging. In particular, certain customers in the automotive industry and companies that are highly leveraged represent an increasing credit risk. Some customers have reduced their purchases because of these credit constraints. Moreover, our disciplined credit policies have, in some instances, resulted in lost sales. In recent years, we have experienced an increase in customer bankruptcies and could see further increases if credit availability becomes further constrained. Were we to lose sales or customers due to these actions, or if we have misjudged our credit estimations and they result in future credit losses, there could be a material adverse effect on business, financial condition, results of operations and cash flows. Continued difficulty in credit markets could reduce our customers’ abilities to obtain the liquidity necessary to participate in a recovering market.

Our success is dependent upon our relationships with certain key customers.

We have derived and expect to continue to derive a significant portion of our revenues from a relatively limited number of customers. Collectively, our top three customers accounted for approximately 8% and 12% of our revenues in 2009 and 2008, respectively. Many of our larger customers commit to purchase on a regular basis at agreed upon prices ranging for periods from three to twelve months. We generally do not have long-term contracts with our customers. As a result, the relationship, as well as particular orders, can generally be terminated with relatively little advance notice. The loss of any one of our major customers or decrease in demand by those customers or credit constraints placed on them could have a material adverse effect on our business, financial condition or results of operations.

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

Although we successfully initiated use of the new system at five of our locations, we can provide no assurance that the rollout to the remaining divisions will be successful or will occur as planned and without disruption to operations. Difficulties associated with the design and implementation of the new information system could adversely affect our business, our customer service, our results of operations and our cash flows.

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

Our success is dependent upon the management and leadership skills of our senior management team. We have employment agreements, which include non-competition provisions, with our Chief Executive Officer, President and Chief Operating Officer, and our Chief Financial Officer that expire on January 1, 2013, January 1, 2011, and January 1, 2012, respectively. The loss of any member of our senior management team or the failure to attract and retain additional qualified personnel could prevent us from implementing our business strategy and continuing to grow our business at a rate necessary to maintain future profitability.

Labor disruptions at any of our facilities or those of major customers could adversely affect our business, results of operations and financial condition.

At December 31, 2009, we employed approximately 981 people, of which approximately 157 of the hourly plant personnel at our Minneapolis and Detroit facilities are represented by three separate collective bargaining units. In September 2009, a collective bargaining agreement covering our Detroit workers was extended through August 31, 2012. In March 2009, a collective bargaining agreement covering our Minneapolis plate facility workers was extended through March 31, 2012. A collective bargaining agreement covering our Minneapolis coil facility workers expires on September 30, 2010 Any prolonged work stoppages by our personnel represented by collective bargaining units could have a material adverse impact on our business, financial condition, results of operations and cash flows.

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

In recent years, the steel producing supply base has experienced significant consolidation with a few domestic producers accounting for a majority of the domestic steel market. Collectively, we purchased approximately 38% and 46% of our total steel requirements from our three largest suppliers in 2009 and 2008, respectively. The number of available suppliers could be reduced in the future by factors such as further industry consolidation or bankruptcies affecting steel suppliers. Additionally, fewer available suppliers increases the risk of supply disruption through both scheduled and unscheduled mill outages. Supply disruption risk has been further increased by the planned reductions of steel production in the United States that have taken place during 2008 and 2009 and the historically low levels of inventory held at steel service centers. We have no long-term supply commitments with our steel suppliers. If, in the future, we are unable to obtain sufficient amounts of steel on a timely basis, we may not be able to obtain steel from alternate sources at competitive prices. In addition, interruptions or reductions in our supply of steel could make it difficult to satisfy our customers’ just-in-time delivery requirements, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

In recent years, we have completed a number of expansion projects. These, or future expansion or construction projects could have adverse effects on our results of operations due to the impact of the start-up costs and the potential for underutilization in the start-up phase of a facility. Consolidation in our industry has reduced the number of potential acquisition targets, and we are unable to predict whether or when any prospective acquisition candidate will become available or the likelihood that any acquisition will be completed. Moreover, in pursuing acquisition opportunities, we may compete for acquisition targets with other companies with similar growth strategies which may be larger and have greater financial and other resources than we have. Competition among potential acquirers could result in increased prices for acquisition targets. As a result, we may not be able to identify appropriate acquisition candidates or consummate acquisitions on satisfactory terms to us.

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

We may not be able to retain or expand our customer base if the U.S. manufacturing industry continues to erode or if the U.S. dollar strengthens.

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

Some customers have been able to continue to manufacture items in the United States for export to foreign markets, due to the relative strength of certain foreign currencies against the U.S. dollar. If the U.S. dollar were to strengthen, products made by U.S. manufacturers could become less attractive to foreign buyers. Less purchases by foreign buyers could reduce our steel sales to those U.S. manufacturers.

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

Our $130 million revolving credit facility matures on December 15, 2011. Due to the on-going global financial and banking crisis, it may be difficult for us in the future to obtain the necessary funds and liquidity to run and expand our business.

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

Historically, there has been volatility in the market price for our common stock. Furthermore, the market price of our common stock could fluctuate substantially in the future in response to a number of factors, including, but not limited to, the risk factors described herein. Examples include:

•	announcement of our quarterly operating results or the operating results of other steel service centers;

•	changes in financial estimates or recommendations by stock market analysts regarding us or our competitors;

•	the operating and stock performance of other companies that investors may deem comparable;

•	developments affecting us, our customers or our suppliers;

•	press releases, earnings releases or publicity relating to us or our competitors or relating to trends in the metals service center industry;

•	inability to meet securities analysts’ and investors’ quarterly or annual estimates or targets of our performance;

•	sales of our common stock by large shareholders;

•	general domestic or international economic, market and political conditions;

•	changes in the legal or regulatory environment affecting our business; and

•	announcements by us or our competitors of significant acquisitions, dispositions or joint ventures, or other material events impacting the domestic or global steel industry.

Recently, the stock market has experienced significant price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to their specific operating performance. These broad market fluctuations may materially adversely affect our stock price, regardless of our operating results.

These factors may adversely effect the trading price of our common stock, regardless of actual operating performance. In addition, stock markets from time to time experience extreme price and volume fluctuations that may be unrelated or disproportionate to the operating performance of companies. In the past, some shareholders have brought securities class action lawsuits against companies following periods of volatility in the market price of their securities. We may in the future be the target of similar litigation. Securities litigation, regardless of whether our defense is ultimately successful, could result in substantial costs and divert management’s attention and resources.

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

Our Shareholder Rights Agreement and certain provisions in our charter documents and Ohio law could delay or prevent a change in management or a takeover attempt that you may consider to be in your best interest.

We have adopted certain anti-takeover provisions, including the shareholder rights agreement. The shareholder rights agreement will cause substantial dilution to any person who attempts to acquire us in a manner or on terms not approved by our Board of Directors.

We are subject to Chapter 1704 of the Ohio Revised Code, which prohibits certain business combinations and transactions between an “issuing public corporation” and an “Ohio law interested shareholder” for at least three years after the Ohio law interested shareholder attains 10% ownership, unless the Board of Directors of the issuing public corporation approves the transaction before the Ohio law interest shareholder attains 10% ownership. We are also subject to Section 1701.831 of the Ohio Revised Code, which provides that certain notice and informational filings and special shareholder meeting and voting procedures must be followed prior to consummation of a proposed “control share acquisition.” Assuming compliance with the notice and information filings prescribed by the statute, a proposed control share acquisition may be made only if the acquisition is approved by a majority of the voting power of the issuer represented at the meeting and at least a majority of the voting power remaining after excluding the combined voting power of the “interested shares.”

Certain provisions contained in our Amended and Restated Articles of Incorporation and Amended and Restated Code of Regulations and Ohio law could delay or prevent the removal of directors and other management and could make a merger, tender offer or proxy contest involving us that you may consider to be in your best interest more difficult. For example, these provisions:

•	allow our Board of Directors to issue preferred stock without shareholder approval;

•	provide for our Board of Directors to be provided into two classes of directors serving staggered terms;

•	limit who can call a special meeting of shareholders; and

•	establish advance notice requirements for nomination for election to the Board of Directors or for proposing matters to be acted upon at shareholder meetings.

These provisions may discourage potential takeover attempts, discourage bids for our common stock at a premium over market price or adversely affect the market price of, and the voting and other rights of the holders of, our common stock. These provisions could also discourage proxy contests and make it more difficult for you and other shareholders to elect directors other than the candidates nominated by our Board of Directors.

Principal shareholders who own a significant numbers of shares of our common stock may have interests that conflict with yours.

Michael D. Siegal, our Chief Executive Officer and Chairman of the Board and one of our largest shareholder, owns approximately 11.8% of our outstanding common stock as of December 31, 2009. Mr. Siegal may have the ability to significantly influence matters requiring shareholder approval. In deciding how to vote on such matters, Mr. Siegal may be influenced by interests that conflict with yours.

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

		Square		Owned or
Operation	Location	Feet	Function	Lease

Cleveland	Bedford Heights, Ohio(1)	127,000	Corporate headquarters, coil processing and distribution center	Owned
	Bedford Heights, Ohio(1)	121,500	Coil and plate processing, distribution center and offices	Owned
	Bedford Heights, Ohio(1)	59,500	Plate processing, distribution center and offices	Leased(2)
	Dover, Ohio	62,000	Plate processing and distribution center	Owned
Minneapolis	Plymouth, Minnesota	196,800	Coil and plate processing, distribution center and offices	Owned
	Plymouth, Minnesota	112,200	Plate processing, fabrication, distribution center and offices	Owned
Detroit	Detroit, Michigan	256,000	Coil processing, distribution center and offices	Owned
Winder	Winder, Georgia	285,000	Coil and plate processing, distribution center and offices	Owned
Iowa	Bettendorf, Iowa	244,000	Coil and plate processing, fabrication, distribution center and offices	Owned
Connecticut	Milford, Connecticut	134,000	Coil processing, distribution center and offices	Owned
Chambersburg	Chambersburg, Pennsylvania	157,000	Plate processing, distribution center and offices	Owned
	Chambersburg, Pennsylvania	150,000	Plate processing, fabrication, distribution center and offices	Owned
Chicago	Schaumburg, Illinois	80,500	Coil and sheet processing, distribution center and offices	Owned
North Carolina	Siler City, North Carolina	74,000	Plate processing, fabrication, distribution center and offices	Owned
South Carolina	Sumter, South Carolina	24,375	Fabrication and distribution center	Leased(3)
Washington	Moses Lake, Washington	12,000	Distribution center	Leased(4)

(1)	The Bedford Heights facilities are all adjacent properties.

(2)	This facility is leased from a related party pursuant to the terms of a triple net lease for $195,300 per year. The lease expires in June 2010, with one renewal option (at our discretion) for an additional 10 years.

(3)	The lease on this facility is month-to-month.

(4)	The lease on this facility expires on November 30, 2010, with annual renewal options.

Our international sales office is located in Jacksonville, Florida. All of the properties listed in the table as owned are subject to mortgages securing borrowings under our credit facility. Management believes we will be able to accommodate our capacity needs for the immediate future at our existing facilities.

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

Michael D. Siegal, age 57, has served as our Chief Executive Officer since 1984, and as Chairman of our Board of Directors since 1994. From 1984 until January 2001, he also served as our President. He has been employed by us in a variety of capacities since 1974. Mr. Siegal is a member of the Board of Directors and Executive Committee of the Metals Service Center Institute. He serves as Chairman of the Development Corporation for Israel Bonds. He is the Campaign Chairman for the Cleveland Jewish Community Federation. He is also a member of the Board of Directors of University Hospitals — Investment Committee for Rainbow Babies and Children’s Hospital (Cleveland, Ohio).

David A. Wolfort, age 57, has served as our President since January 2001 and Chief Operating Officer since 1995. He has been a director since 1987. He previously served as Vice President Commercial from 1987 to 1995, after having joined us in 1984 as General Manager. Prior thereto, he spent eight years with a primary steel producer in a variety of sales assignments. Mr. Wolfort is a director of the Metal Service Center Institute and previously served as Chairman of its Political Action Committee and Governmental Affairs Committee. He is also a member of the Northern Ohio Regional Board of the Anti-Defamation League and a member of the Board of the Musical Arts Association (Cleveland Orchestra). Mr. Wolfort is also a trustee of Ohio University and serves as the Chairman of its Audit Committee.

Richard T. Marabito, age 46, serves as our Chief Financial Officer. He joined us in 1994 as Corporate Controller and served in this capacity until being named Chief Financial Officer in March 2000. He also served as Treasurer from 1994 through 2002. Prior to joining us, Mr. Marabito served as Corporate Controller for a publicly traded wholesale distribution company and was employed by a national accounting firm in its audit department. Mr. Marabito has served a board member and Audit Committee Chairman for Hawk Corporation (ASE: HWK) since 2008 and is a board member of the Make-A-Wish Foundation of Northeast Ohio. He also serves on the Board of Trustees for Hawken School. From 2005 through 2008, he was a director of the Metal Service Center Institute and Chairman of its Foundation for Education and Research.

Richard A. Manson, age 41, has served as our Treasurer since January 2003, and has been employed by us since 1996. From 1996 through 2002, he served as Director of Taxes and Risk Management. Prior to joining us, Mr. Manson was employed for seven years by a national accounting firm in its tax department. Mr. Manson is a certified public accountant and is a member of the Ohio Society of Certified Public Accountants and the American Institute of Certified Public Accountants.

Esther M. Potash, age 58, has served as our Chief Information Officer since April 2007, and has been employed by us in various positions since 1998. Prior to joining us, Ms. Potash spent 13 years as a management consultant with a public accounting firm and six years as an analyst with the United States Navy. Ms. Potash is a member of the Association of Women in the Metal Industries and is a member of the Board of Trustees of the Cleveland Alzheimer’s Association.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock trades on the Nasdaq Global Select Market under the symbol “ZEUS.” The following table sets forth, for each quarter in the two-year period ended December 31, 2009, the high and low sales prices of our common stock as reported by the Nasdaq Global Select Market:

	2009		2008
	High	Low	High	Low

First quarter	$23.62	$10.44	$45.88	$26.82
Second quarter	27.25	14.45	78.32	44.26
Third quarter	29.96	18.85	74.46	27.15
Fourth quarter	34.70	24.48	29.98	12.00

Holders of Record

On February 1, 2010, we estimate there were approximately 68 holders of record and 2,250 beneficial holders of our common stock.

Dividends

During 2009, our Board of Directors approved regular quarterly dividends of $0.05 per share that were paid on March 15, 2009 and regular quarterly dividends of $0.02 per share that were paid on June 15, 2009, September 15, 2009 and December 15, 2009, respectively.

During 2008, our Board of Directors approved regular quarterly dividends of $.04 per share that were paid on March 17, 2008 and June 16, 2008 and regular quarterly dividends of $.05 per share that were paid on September 15, 2008 and December 15, 2008. Our Board also approved a special dividend of $1.00 per share that was paid on September 15, 2008.

We expect to make regular quarterly dividend distributions in the future, subject to the continuing determination by our Board of Directors that the dividend remains in the best interest of our shareholders. The agreement governing our credit facility restricts the amount of dividends that we can pay to $2.25 million annually. Any determinations by the Board of Directors to pay cash dividends in the future will take into account various factors, including our financial condition, results of operations, current and anticipated cash needs, plans for expansion and current restrictions under our credit agreement. We cannot assure you that dividends will be paid in the future or that, if paid, the dividends will be at the same amount or frequency.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended December 31, 2009.

Recent Sales of Unregistered Securities

We did not have any unregistered sales of equity securities during the quarter ended December 31, 2009.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected data of the Company for each of the five years in the period ended December 31, 2009. The data presented should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this Annual Report.

	For the Years Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share data)

Tons Sold Data:
Direct	645	1,041	1,098	1,064	1,091
Toll (a)	76	125	150	202	189
Total	721	1,165	1,248	1,266	1,280
Income Statement Data:
Net sales (a)	$523,395	$1,227,245	$1,028,963	$981,004	$939,210
Gross profit (b)	21,261	296,639	201,675	200,699	166,471
Operating expenses (c)	118,588	187,393	158,351	146,479	122,450
Operating income (loss)	(97,327)	109,246	43,324	54,220	44,021
Loss from joint ventures (d)	—	—	—	(2,137)	(4,125)
Interest and other expense on debt	2,217	1,148	2,819	2,677	3,703
Income (loss) before income taxes	(99,544)	108,098	40,505	49,406	36,193
Net income (loss)	$(61,228)	$67,702	$25,270	$31,048	$22,092
Earnings (Loss) Per Share Data:
Basic (e)	$(5.62)	$6.24	$2.38	$2.99	$2.18
Diluted	(5.62)	6.21	2.35	2.92	2.11
Weighted average shares — basic	10,887	10,847	10,628	10,383	10,134
Weighted average shares — diluted	10,887	10,895	10,763	10,633	10,457
Dividends declared (f)	$0.11	$1.18	$0.14	$0.12	—
Balance Sheet Data (end of period):
Current assets	$214,617	$348,480	$283,388	$308,215	$227,655
Current liabilities	66,254	95,280	92,290	92,340	94,603
Working capital	148,363	253,200	191,098	215,875	133,052
Total assets	338,294	474,247	386,083	405,320	305,606
Total debt	—	40,198	16,707	68,328	—
Shareholders’ equity	$259,612	$322,958	$263,520	$234,237	$200,321

(a)	Net sales generated from toll tons sold represented less than 3% of consolidated net sales for all years presented.

(b)	Gross profit is calculated as net sales less the cost of materials sold (and the inventory lower of cost or market adjustment in 2009).

(c)	Operating expenses are calculated as total costs and expenses less the cost of materials sold (and the inventory lower of cost or market adjustment in 2009).

(d)	Includes $2,000 and $3,500 loss on disposition of OLP joint venture in 2006 and 2005, respectively.

(e)	Calculated by dividing net income by weighted average shares outstanding.

(f)	2008 dividends declared include $1.00 per share special dividend.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We operate as a single business segment with 16 strategically-located processing and distribution facilities in Connecticut, Georgia, Illinois, Iowa, Michigan, Minnesota, North Carolina, Ohio, Pennsylvania, South Carolina and Washington. This geographic footprint allows us to focus on regional customers and larger national and multi-national accounts, primarily located throughout the midwestern, eastern and southern United States.

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

Our results of operations are affected by numerous external factors including, but not limited to, general and global business, economic, financial, banking and political conditions; competition; steel pricing, demand and availability; energy prices; pricing and availability of raw materials used in the production of steel; inventory held in the supply chain; customer demand for steel; customers’ ability to manage their credit line availability; and layoffs or work stoppages by our own, our suppliers’ or our customers’ personnel. The steel industry also continues to be affected by the global consolidation of our suppliers, competitors and end-use customers.

Like many other steel service centers, we maintain substantial inventories of steel to accommodate the short lead times and just-in-time delivery requirements of our customers. Accordingly, we purchase steel in an effort to maintain our inventory at levels that we believe to be appropriate to satisfy the anticipated needs of our customers based upon customer forecasts, historic buying practices, supply agreements with customers and market conditions. Our commitments to purchase steel are generally at prevailing market prices in effect at the time we place our orders. We have no long-term, fixed-price steel purchase contracts. When steel prices increase, competitive conditions will influence how much of the price increase we can pass on to our customers. To the extent we are unable to pass on future price increases in our raw materials to our customers, the net sales and profitability of our business could be adversely affected. When steel prices decline, as they did in the fourth quarter of 2008 and through the first half of 2009, customer demands for lower prices and our competitors’ responses to those demands could result in lower sale prices and, consequently, lower margins as we use existing steel inventory.

As selling prices declined in 2009, our average selling prices fell below our average cost of inventory requiring us to recognize inventory lower of cost or market adjustments. We were required under generally accepted accounting principles to write down the value of our inventory to its net realizable value, less reasonable costs to complete the inventory into finished form, resulting in a $30.6 million pre-tax charge at the end of the first quarter of 2009. Selling prices continued to decline during the second quarter of 2009, resulting in an additional $50.5 million inventory lower of cost or market pre-tax charge effective as of June 30, 2009.

Due to the ongoing global economic crisis and the unprecedented drop in sales, we took significant steps to reduce our operating expenses. We have reduced our annual operating expenses for 2009 by $69 million, or 37%, compared to our total annual 2008 operating expenses. The cost reductions were achieved through various initiatives, including: headcount reductions of 21% from peak 2008 levels; elimination of temporary labor and overtime; reduced work hours to match depressed customer production schedules; company-wide base pay reductions ranging from 2.5% to 10%, including cash compensation reductions taken by our executive management team equal to 20% of each executives’ base salary; a 20% cash compensation reduction of our Board of Directors’ fees; the consolidation of our Philadelphia facility into our other facilities; benefits reductions; and heightened control over all discretionary spending.

At December 31, 2009, we employed approximate 981 people; however due to the ongoing global economic crisis, some of those employees were temporarily laid-off and many of our hourly employees worked less than 40 hours per week during 2009. Approximately 157 of our hourly plant personnel at our Minneapolis and Detroit facilities are represented by three separate collective bargaining units. In September 2009, a collective bargaining agreement covering our Detroit workers was extended through August 31, 2012. In March 2009, a collective bargaining agreement covering our Minneapolis plate facility workers was extended to March 31, 2012. A collective bargaining agreement covering our Minneapolis coil facility workers expires on September 30, 2010. We have never experienced a work stoppage and we believe that our relationship with employees is good. However, any prolonged work stoppages by our personnel represented by collective bargaining units could have a material adverse impact on our business, financial condition, results of operations and cash flows.

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

Results of Operations

The following table sets forth certain income statement data for the years ended December 31, 2009, 2008 and 2007 (dollars shown in thousands):

	2009		2008		2007
		% of net		% of net		% of net
	$	sales	$	sales	$	sales

Net sales	523,395	100.0	1,227,245	100.0	1,028,963	100.0
Gross profit (a)	21,261	4.1	296,639	24.2	201,675	19.6
Operating expenses (b)	118,588	22.7	187,393	15.3	158,351	15.4
Operating income (loss)	(97,327)	(18.6)	109,246	8.9	43,324	4.2

(a)	Gross profit is calculated as net sales less the cost of materials sold and includes $81 million of inventory lower of cost or market adjustments in 2009.

(b)	Operating expenses are calculated as total costs and expenses less the cost of materials sold.

2009 Compared to 2008

Tons sold decreased 38.1% to 721 thousand in 2009 from 1.17 million in 2008. Tons sold in 2009 included 645 thousand from direct sales and 76 thousand from toll processing, compared with 1.04 million direct tons and 125 thousand toll tons in 2008. Tons sold in 2009 were significantly lower to all markets we sell, compared to 2008, due to recessionary pressures and unprecedented crises in global financial markets. Many of our large original equipment manufacturers had numerous plant closings and significant reductions in their production schedules during 2009. We expect our tons sold in 2010 to gradually increase over 2009 levels as the economy slowly recovers.

Net sales decreased 57.4% to $523.4 million in 2009 from $1.23 billion in 2008. The decrease in sales was primarily attributable to lower sales volumes and a decline in average selling prices due to recessionary pressures, the ongoing global economic crisis, the liquidation of inventory at steel service centers and less value-added sales.

Average selling prices declined 31% in 2009 to $726 per ton, compared with $1,053 per ton in 2008. During the late fourth quarter of 2009, steel producers began increasing the price of steel and have implemented additional price increases for the first quarter of 2009, which we believe will result in our first quarter 2010 average selling prices being higher than levels experienced during the fourth quarter of 2009.

As a percentage of net sales, gross profit, including the inventory lower of cost or market adjustment, decreased to 4.1% in 2009 from 24.2% in the 2008. The price of steel purchased from steel producers began to rapidly decrease in late third quarter of 2008. At the same time, customer demand began to decrease significantly due to the ongoing global economic crisis, which resulted in lower overall selling prices. This condition continued during the fourth quarter of 2008 and first half of 2009. Our average cost of goods sold, as a percentage of sales, increased during these periods as we sold steel we acquired on earlier dates at higher prices. The higher cost of goods sold, combined with lower selling prices, resulted in decreased gross margins.

As selling prices further declined in the first half of 2009, our average selling prices fell below our average cost of inventory, resulting in inventory lower of cost or market adjustments. We were required to write down the value of our inventory to its net realizable value (average selling price less reasonable costs to complete the inventory into finished form), resulting in a $30.6 million pre-tax charge at the end of the first quarter of 2009. Selling prices continued to decline during the second quarter of 2009, resulting in an additional $50.5 million inventory lower of cost or market pre-tax adjustment at June 30, 2009. Inventory lower of cost or market adjustments reduced the carrying value of the inventory on the accompanying Consolidated Balance Sheets and the corresponding expense was recorded through the “Cost of materials sold” on the accompanying Consolidated Statements of Operations. Steel producers began to increase the price of steel in the late fourth quarter of 2009 and have implemented additional price increases for the first quarter of 2010. We believe that our first quarter 2010 gross profit will be higher than levels experienced during the fourth quarter of 2009 as we sell steel inventories that were acquired prior to the steel producers’ price increases.

Due to the ongoing global economic crisis and the unprecedented drop in sales, we took significant steps to reduce our operating expenses. Operating expenses in 2009 decreased $68.8 million or 37% from 2008. Lower operating expenses in 2009 were primarily attributable to decreased levels of variable incentive compensation associated with lower levels of profitability (the majority of which was recorded in general and administrative operating expense captions, with a portion also recorded in the warehouse and processing and selling expense captions), decreased distribution expense resulting from reduced shipping levels (recorded in the distribution expense caption) and decreased warehouse and processing expense associated with lower shipping levels. Additional cost reductions were achieved through various initiatives, including headcount reductions of 21% from peak 2008 levels, elimination of temporary labor and overtime, reduced work hours to match depressed customer production schedules, company-wide base pay reductions ranging from 2.5% to 10%, including cash compensation reductions taken by our executive management team equal to 20% of each executive’s base salary, a 20% cash compensation reduction of our Board of Directors’ fees, the consolidation of our Philadelphia operations into our other facilities, benefits reductions and heightened control over all discretionary spending.

We expect the economy to slowly improve in 2010 and we anticipate that our operating expenses will increase commensurately with increased sales volumes. Due to the capitalization of our new operating system and the completion of several facility expansions, we estimate that our 2010 depreciation expense will be approximately $2.2 million higher than experienced during 2009.

Interest and other expense on debt totaled $2.2 million in 2009 compared to $1.1 million in 2008. Our effective borrowing rate, exclusive of deferred financing fees and commitment fees, was 3.7% in 2009 compared to 3.8% in 2008. The increase in 2009 interest and other expense on debt was primarily attributable to higher overall borrowing levels during the first nine months of the year, higher amortization of financing fees related the 2009 amendments of our credit facility and lower amounts of interest capitalized into long-term projects. During 2008, we incurred a total of $1.5 million of interest and other expense on debt, of which $1.1 million was recorded as expense on the Consolidated Statement of Operations and $0.4 million which was capitalized into long-term projects. In April and July 2009, as a result of deteriorating market conditions and our inventory lower of cost or market adjustments, we obtained amendments to modify certain financial covenants contained in our credit facility. Interest and other expense on debt includes fees associated with the 2009 amendments of our credit facility, which are being amortized through June 2010. As part of the amendments, our average cost of borrowings has increased to approximately 5% to 6%. We entered 2010 debt-free and we expect our first quarter 2010 borrowing levels to be low.

For 2009, loss before income taxes totaled $99.5 million compared to net income before taxes of $108.1 million in 2008. An income tax benefit of 38.5% was recorded for 2009, compared to a tax provision of 37.4% for 2008. The majority of the 2009 losses can be carried back to prior years, resulting in approximately $35 million of future income tax refunds to be received in 2010. Income taxes refunded, net of income taxes paid, during 2009 totaled $3.5 million, compared to $44.7 million of income taxes paid during 2008.

Net loss for 2009 totaled $61.2 million or $5.62 per basic and diluted share, compared to net income of $67.7 million or $6.21 per diluted share for 2008.

2008 Compared to 2007

Tons sold in 2008 decreased 6.6% to 1.17 million tons from 1.25 million tons in 2007. Tons sold in 2008 included 1.04 million tons from direct sales and 125 thousand tons from toll processing, compared with 1.10 million direct tons and 150 thousand toll tons in 2007. Recessionary pressures and unprecedented crises in global financial markets during the second half of 2008 led to a decrease in tons sold.

Net sales in 2008 increased 19.3% to $1.23 billion from $1.03 billion. The increase in sales was primarily attributable to higher average selling prices. Average selling prices for 2008 increased 27.7% from 2007. Average selling prices began to decrease during the fourth quarter of 2008 due to reduced customer demand and the sharp reduction in the price of steel offered by steel producers.

In 2008, gross profit, as a percentage of net sales, increased to 24.2% from 19.6% in 2007. Higher selling prices were primarily the result of higher steel prices from steel producers that were passed through to our customers. During the first three quarters of 2008, carbon steel prices approximately doubled, resulting in higher cost of materials sold. For most of 2008, the increase in average selling prices exceeded the increase in average cost of materials sold, resulting in higher gross profit, as we sold inventory which was acquired earlier in the year at lower prices. The price of steel purchased from steel producers began to decrease in the late third quarter of 2008. In the fourth quarter of 2008, our average selling prices decreased while our average cost of materials sold increased, as we sold inventory which was acquired during the third quarter of 2008 at higher prices. As a result, our average gross profit began to fall during the fourth quarter of 2008.

As a percentage of net sales, operating expenses for 2008 decreased to 15.3% from 15.4% in 2007. Operating expenses for 2008 increased 18.3% to $187.4 million from $158.4 million in 2007. Higher operating expenses in 2008 were primarily attributable to increased levels of variable incentive compensation associated with higher levels of profitability (the majority of which was recorded in the general and administrative operating expense caption, with a portion also recorded in the warehouse and processing caption), increased sales commissions and bad debt expense (recorded in the selling expense caption), increased distribution expense resulting from higher fuel costs (recorded in the distribution expense caption) and increased warehouse and processing expense associated with higher levels of value-added services provided to our customers. Most of the higher operating expenses recorded in 2008 are variable and are tied to higher levels of profitability. As profitability declined in the fourth quarter of 2008, many of these expenses have decreased accordingly. Additionally, starting in the second half of 2008, we eliminated our temporary labor, restricted overtime and introduced reduced work weeks, resulting in the reduction of approximately 213 full-time equivalent employees or 15% of our workforce.

Interest and other expense on debt decreased to $1.1 million from $2.8 million in 2007. The decrease in interest expense in 2008 was primarily attributable to lower average borrowings and borrowing rates, and the capitalization of interest into certain long-term capital projects. During 2008, we incurred a total of $1.5 million of interest and other expense on debt, of which $1.1 million was recorded as expense on the Consolidated Statement of Operations and $0.4 million which was capitalized into long-term projects. Our effective borrowing rate, exclusive of deferred financing fees, was 3.8% in 2008, compared to 6.8% in 2007.

In 2008, we reported income before income taxes of $108.1 million, compared to $40.5 million in 2007. An income tax provision of 37.4% was recorded during 2008, compared to 37.6% in 2007. Taxes paid in 2008 totaled $44.7 million, compared to $11.7 million in 2007.

Net income for 2008 totaled $67.7 million or $6.21 per diluted share, compared to $25.3 million or $2.35 per diluted share in 2007.

Liquidity and Capital Resources

Our principal capital requirements include funding working capital needs, purchasing, upgrading and acquiring processing equipment and facilities and other businesses, making acquisitions and paying dividends. We use cash generated from operations, leasing transactions and borrowings under our credit facility to fund these requirements.

We believe that funds available under our credit facility, lease arrangement proceeds and the sale of equity or debt securities, together with funds generated from operations and expected tax refunds, will be sufficient to provide us with the liquidity necessary to fund anticipated working capital requirements, capital expenditure requirements, our dividend payments and any business acquisitions over at least the next 12 months. In the future, we may as part of our business strategy, acquire and dispose of other companies in the same or complementary lines of business, or enter into or exit strategic alliances and joint ventures. Accordingly, the timing and size of our capital requirements are subject to change as business conditions warrant and opportunities arise.

2009 Compared to 2008

Working capital at December 31, 2009 totaled $148.5 million, a $104.7 million decrease from December 31, 2008. The decrease was primarily attributable to a $26.5 million reduction in accounts receivable (resulting from lower sales volumes and sales prices) and a $143.6 million reduction in inventories (inclusive of $81.1 million of inventory lower of cost or market adjustments), partially offset by a $31.3 million increase in income taxes receivable and deferred, a $12.7 million reduction in accounts payable (associated with lower steel prices and reduced steel purchases) and a $16.3 million reduction in accrued expenses (primarily associated with lower incentives and compensation).

During 2009, we generated $67.4 million of net cash from operations, of which $51.7 million was used to fund losses and $119.1 million was generated from working capital.

In 2009, we spent $11.9 million on capital expenditures. The expenditures were primarily attributable to the completion of projects that were started during the second half of 2008, including the expansion of our Chambersburg, Pennsylvania facility, the completion of a new office building in Winder, Georgia, site work related to a suspended project in South Carolina and continued investments in our new business system. In 2010, depending on economic conditions, we expect to spend approximately $10 to $14 million for capital expenditures.

We continue to successfully implement our new business systems, including system enhancements to assist with our growing fabrication work. During 2009, we expensed $2.2 million and capitalized $2.5 million associated with the implementation of the new information system. Since the project began in 2006, we have expensed $8.5 million and capitalized $11.8 million associated with the new information system. In March 2009, we began depreciating the portion of the new information system that was placed in service at that time.

In 2009, we used $51.2 million for financing activities, which primarily consisted of $40.2 million of repayments under our revolving credit facility and a $10.1 million decrease in outstanding checks.

In February 2010, our Board of Directors approved a regular quarterly dividend of $0.02 per share, which is payable on March 15, 2010 to shareholders of record as of March 1, 2010. Our Board previously approved 2009 regular quarterly dividends of $0.05, $0.02, $0.02 and $0.02 per share, which were paid on March 16, 2009, June 15, 2009, September 15, 2009 and December 15, 2009, respectively. Regular dividend distributions in the future are subject to the availability of cash, the $2.25 million annual limitation on cash dividends under our revolving credit facility, and continuing determination by our Board of Directors that the payment of dividends remains in the best interest of our shareholders.

Our secured bank-financing agreement is a revolving credit facility collateralized by our accounts receivable, inventories and substantially all of our property and equipment. Borrowings are limited to the lesser of a borrowing base, comprised of eligible receivables and inventories, or $130 million in the aggregate. The credit facility matures on December 15, 2011.

The credit facility, which was last amended in July 2009, requires us to comply with various covenants, the most significant of which include: (i) a $20 million reserve on availability, replaced with a minimum availability requirement of $15 million, tested monthly, commencing with the month ending June 30, 2010; (ii) a minimum consolidated debt service ratio of 1.25, tested monthly, commencing with the month ended June 30, 2010; (iii) a maximum leverage ratio of 1.75, tested quarterly; (iv) commencing with the month ending April 30, 2009, consolidated EBITDA of no less than ($5,000,000) for the three month period ending with each subsequent month thereafter until and including May 31, 2010; commencing with the month ending April 30, 2009 through and including the month ending May 31, 2010, a cumulative consolidated EBITDA for such period of no less than ($10,000,000); (v) limitations on dividends, capital expenditures and investments; and (vi) restrictions on additional indebtedness. All EBITDA covenants exclude up to $100 million of inventory lower of cost or market adjustments. As of December 31, 2009, we were in compliance with our covenants, had no outstanding borrowings and had approximately $73 million of availability under the credit facility. We expect to borrow money during the first quarter of 2010 to fund increased working capital needs associated with higher inventory prices and stronger sales.

2008 Compared to 2007

Working capital at December 31, 2008 increased $62.1 million from the end of the prior year. The increase was primarily attributable to a $76.8 million increase in inventories and an $8.5 million decrease in accounts payable, partially offset by a $10.7 million decrease in accounts receivable. The fluctuation in inventories was primarily attributable to higher levels of inventory held at year end (due to weaker than expected fourth quarter 2008 sales) at higher, overall prices.

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

We continued the process of implementing a new single business system to replace our existing systems. During 2008, we expensed $2.7 million and capitalized $5.2 million associated with the implementation of the new information system. Since the project began in 2006 and through December 31, 2008, we have expensed $6.2 million and capitalized $9.2 million associated with the implementation of the new information system.

In 2008, we generated $19.9 million from financing activities which primarily consisted of $23.5 million of borrowings under our revolving credit facility.

During 2008, our Board of Directors approved regular quarterly dividends of $.04 per share that were paid on March 17, 2008 and June 16, 2008 and regular quarterly dividends of $.05 per share that were paid on September 15, 2008 and December 15, 2008. Additionally, our Board of Directors approved a special dividend of $1.00 per share that was paid on September 15, 2008.

Contractual Obligations

The following table reflects our contractual obligations as of December 31, 2009:

Contractual Obligations				Less than			More than
(amounts in thousands)			Total	1 year	1-3 years	3-5 years	5 years

Long-term debt obligations	(a	)	$—	$—	$—	$—	$—
Unrecognized tax positions	(b	)	2,431	41	2,390
Other long-term liabilities	(c	)	9,558	—	6,367		3,191
Operating leases	(d	)	9,255	3,401	4,195	1,375	284

Total contractual obligations			$21,244	$3,442	$12,952	$1,375	$3,475

(a)	See Note 5 to the Consolidated Financial Statements.

(b)	See Note 6 to the Consolidated Financial Statements. Classification is based on expected settlement dates and the expiration of certain statutes of limitations.

(c)	Primarily consists of accrued bonuses, retirement liabilities and deferred compensation payable in future years.

(d)	See Note 11 to the Consolidated Financial Statements.

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

Other than operating leases, as of December 31, 2009, we had no material off-balance sheet arrangements.

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

Impact of Recently Issued Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued guidance now codified as FASB ASC Topic 810, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51. This guidance requires all entities to report noncontrolling interests in subsidiaries (also known as minority interests) as a separate component of equity in the consolidated statement of financial position, to clearly identify consolidated net income attributable to the parent and to the controlling interest on the face of the consolidated statement of income and to provide sufficient disclosure that clearly identifies and distinguishes between the interest of the parent and the interests of controlling owners. The new guidance under FASB Topic 810 is effective as of January 1, 2009. The adoption of the new guidance under FASB Topic 810 did not have any impact as we do not currently have any non-controlling interests in our subsidiaries.

In December 2007, the FASB issued guidance now codified as FASB ASC Topic 805, Business Combinations. This guidance requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed and requires the acquirer to disclose certain information related to the nature and financial effect of the business combination. The new guidance under FASB ASC Topic 805 is effective for business combinations entered into in fiscal years beginning on or after December 15, 2008. Depending on the terms, conditions and details of the business combinations, if any, that take place subsequent to January 1, 2009, the new guidance under FASB ASC Topic 805 may have a material impact on our future financial statements.

In May 2009, the FASB issued guidance now codified as FASB ASC Topic 855, Subsequent Events. This guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The new guidance under FASB ASC Topic 855 is effective for interim or annual periods ending after June 15, 2009. The adoption of the new guidance under FASB ASC Topic 855 did not have a material impact on our financial statements.

ITEM 7A.	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

During the past several years, the base price of carbon flat-rolled steel has fluctuated significantly and rapidly. We witnessed unprecedented steel producer price increases during the first nine months of 2008 followed by rapid and steep steel price declines during the fourth quarter of 2008 and first half of 2009. Rapidly declining prices, as we experienced during the first six months of 2009, reduced our gross profit margin percentages to levels that were lower than our historical levels, and resulted in inventory lower of cost or market adjustments. Higher inventory levels held by us, other steel service centers or end-use customers could cause competitive pressures that could also reduce gross profit. Lower raw material costs for steel producers could result in customer demands for lower cost product result in lower selling prices. Higher raw material costs for steel producers could cause the price of steel to increase. Rising prices result in higher working capital requirements for us and our customers. Some customers may not have sufficient credit lines or liquidity to absorb significant increases in the price of steel. While we have generally been successful in the past in passing on producers’ price increases and surcharges to our customers, there is no guarantee that we will be able to pass on price increases to our customers in the future.

Declining steel prices, as we have experienced in the fourth quarter of 2008 and first half of 2009, have generally adversely affected our net sales and net income, while increasing steel prices, as experienced during the third quarter of 2009, have favorably affected our net sales and net income.

Approximately 11.6% of our net sales in 2009 were directly to automotive manufacturers or manufacturers of automotive components and parts. The automotive industry experiences significant fluctuations in demand based on numerous factors such as general economic conditions and consumer confidence. The automotive industry is also subject, from time-to-time, to labor work stoppages. The domestic automotive industry, which has experienced a number of bankruptcies, is currently involved in significant restructuring, which has resulted in lower 2009 production volumes. Certain customers in this industry represent an increasing credit risk.

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

Our primary interest rate risk exposure results from borrowings under our credit facility at variable rates. We currently do not hedge our exposure to variable interest rate risk. However, we have the option to enter into 30- to 180-day fixed base rate Euro loans under our credit facility.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Olympic Steel, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
of Olympic Steel, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Olympic Steel, Inc. and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
February 25, 2010

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we concluded that, as of December 31, 2009, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Olympic Steel, Inc.
Consolidated Statements of Operations
For The Years Ended December 31, 2009, 2008 and 2007
(in thousands, except per share data)

	2009	2008	2007

Net sales	$523,395	$1,227,245	$1,028,963
Costs and expenses
Cost of materials sold (excludes items shown separately below, includes $81,063 of inventory lower of cost or market adjustments in 2009)	502,134	930,606	827,288
Warehouse and processing	39,863	64,382	59,449
Administrative and general	33,956	58,592	41,472
Distribution	15,480	28,086	26,342
Selling	12,114	19,602	15,993
Occupancy	5,500	6,998	6,145
Depreciation	11,675	9,733	8,950

Total costs and expenses	620,722	1,117,999	985,639

Operating income (loss)	(97,327)	109,246	43,324
Interest and other expense on debt	2,217	1,148	2,819

Income (loss) before income taxes	(99,544)	108,098	40,505
Income tax provision (benefit)	(38,316)	40,396	15,235

Net income (loss)	$(61,228)	$67,702	$25,270

Net income (loss) per share — basic	$(5.62)	$6.24	$2.38

Weighted average shares outstanding — basic	10,887	10,847	10,628
Net income (loss) per share — diluted	$(5.62)	$6.21	$2.35

Weighted average shares outstanding — diluted	10,887	10,895	10,763

The accompanying notes are an integral part of these statements.

Olympic Steel, Inc.
Consolidated Balance Sheets
As of December 31, 2009 and 2008
(in thousands)

	2009	2008

Assets
Cash and cash equivalents	$5,190	$891
Accounts receivable, net	51,269	77,737
Inventories	111,663	255,300
Income taxes receivable and deferred	41,963	10,644
Prepaid expenses and other	4,686	3,908

Total current assets	214,771	348,480

Property and equipment, at cost	222,149	211,325
Accumulated depreciation	(108,589)	(97,820)

Net property and equipment	113,560	113,505

Goodwill	6,583	6,583
Other long-term assets	3,534	5,679

Total assets	$338,448	$474,247

Liabilities
Accounts payable	$52,167	$64,883
Accrued payroll	6,874	16,403
Other accrued liabilities	7,213	13,994

Total current liabilities	66,254	95,280

Credit facility revolver	—	40,198
Other long-term liabilities	11,949	14,394
Deferred income taxes	633	1,417

Total liabilities	78,836	151,289

Shareholders’ Equity
Preferred stock, without par value, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, without par value, 20,000 shares authorized, 10,883 and 10,862 shares issued and outstanding	118,212	119,134
Retained earnings	141,400	203,824

Total shareholders’ equity	259,612	322,958

Total liabilities and shareholders’ equity	$338,448	$474,247

The accompanying notes are an integral part of these balance sheets.

Olympic Steel, Inc.
Consolidated Statements of Cash Flows
For The Years Ended December 31, 2009, 2008 and 2007
(in thousands)

	2009	2008	2007

Cash flows from operating activities:
Net income (loss)	$(61,228)	$67,702	$25,270
Adjustments to reconcile net income to net cash from operating activities —
Depreciation and amortization	12,227	9,733	8,950
(Gain) loss on disposition of property and equipment	94	(464)	(446)
Stock-based compensation	(1,139)	1,648	840
Other long-term assets	1,593	782	(3,298)
Other long-term liabilities	(2,445)	4,615	3,115
Long-term deferred income taxes	(784)	(2,370)	36

	(51,682)	81,646	34,467
Changes in working capital:
Accounts receivable	26,468	10,677	(2,531)
Inventories	143,637	(76,770)	32,208
Income taxes receivable and deferred	(31,319)	—	—
Prepaid expenses and other	(778)	(5,815)	(2,354)
Accounts payable	(2,649)	(14,834)	1,254
Accrued payroll and other accrued liabilities	(16,287)	11,335	1,637

	119,072	(75,407)	30,214

Net cash from operating activities	67,390	6,239	64,681

Cash flows from (used for) investing activities:
Capital expenditures	(11,862)	(33,759)	(12,498)
Proceeds from disposition of property and equipment	15	816	1,702

Net cash used for investing activities	(11,847)	(32,943)	(10,796)

Cash flows from (used for) financing activities:
Credit facility revolver borrowings (payments), net	(40,198)	23,491	(51,621)
Change in outstanding checks	(10,067)	6,309	(2,941)
Proceeds from exercise of stock options (including tax benefit) and employee stock purchases	217	2,904	4,667
Dividends paid	(1,196)	(12,816)	(1,494)

Net cash from (used for) financing activities	(51,244)	19,888	(51,389)

Cash and cash equivalents:
Net increase (decrease)	4,299	(6,816)	2,496
Beginning balance	891	7,707	5,211

Ending balance	$5,190	$891	$7,707

The accompanying notes are an integral part of these statements.

Olympic Steel, Inc.

Consolidated Statements of Shareholders’ Equity
For The Years Ended December 31, 2009, 2008 and 2007
(in thousands)

	Common	Retained
	Stock	Earnings

Balance at December 31, 2006	109,075	125,162
Net income	—	25,270
Payment of dividends	—	(1,494)
Exercise of stock options and employee stock purchases (298 shares)	4,667	—
Stock-based compensation	840	—

Balance at December 31, 2007	114,582	148,938

Net income	—	67,702
Payment of dividends	—	(12,816)
Exercise of stock options and employee stock purchases (134 shares)	2,904	—
Stock-based compensation	1,648	—

Balance at December 31, 2008	119,134	203,824

Net loss	—	(61,228)
Payment of dividends	—	(1,196)
Exercise of stock options and employee stock purchases (22 shares)	217	—
Stock-based compensation	(1,139)	—

Balance at December 31, 2009	$118,212	$141,400

The accompanying notes are an integral part of these statements.

Olympic Steel, Inc.
Notes to Consolidated Financial Statements
For The Years Ended December 31, 2009, 2008 and 2007
(dollars in thousands, except per share amounts)

1.	Summary of Significant Accounting Policies:

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Olympic Steel, Inc. and its wholly-owned subsidiaries (collectively, the Company or Olympic), after elimination of intercompany accounts and transactions. Investment in the Company’s joint venture is accounted for under the equity method.

Nature of Business

The Company is a U.S. steel service center with over 55 years of experience in specialized processing and distribution of large volumes of carbon, coated, aluminum and stainless steel, flat-rolled sheet, and coil and plate products from 16 facilities throughout the United States. The Company operates as one business segment.

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

Concentration Risks

The Company is a major customer of flat-rolled coil and plate steel for many of its principal suppliers, but is not dependent on any one supplier. The Company purchased approximately 38%, 46% and 45% of its total steel requirements from its three largest suppliers in 2009, 2008 and 2007, respectively.

The Company has a diversified customer and geographic base, which reduces the inherent risk and cyclicality of its business. The concentration of net sales to the Company’s top 20 customers approximated 30%, 33% and 34% of net sales in 2009, 2008 and 2007, respectively. In addition, the Company’s largest customer accounted for approximately 3%, 6% and 8% of net sales in 2009, 2008 and 2007, respectively. Sales to the three largest U.S. automobile manufacturers and their suppliers, made principally by the Company’s Detroit operation, and sales to other steel service centers, accounted for approximately 11.6% and 11.0%, respectively, of the Company’s net sales in 2009, 8.5% and 10.0% of net sales in 2008, and 8.5% and 9.0% of net sales in 2007.

Cash and Cash Equivalents

Cash equivalents consist of short-term highly liquid investments, with a three month or less maturity, which are readily convertible into cash.

Fair Market Value

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the liability in an orderly transaction between market participants on the measurement date. Valuation techniques must maximize the use of observable inputs and minimize the use of unobservable inputs. To measure fair value, the Company applies a fair value hierarchy that is based on three levels of inputs, of which the first two are considered observable and the last unobservable, as follows:

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

Financial instruments, such as cash and cash equivalents, accounts receivable, accounts payable and the credit facility revolver, are stated at their carrying value, which is a reasonable estimate of fair value. The fair value of marketable securities is based on quoted market prices.

Accounts Receivable

Accounts receivable are presented net of allowances for doubtful accounts of $665 and $1,103 as of December 31, 2009 and 2008, respectively. Bad debt expense totaled $268 in 2009, $1,378 in 2008 and $493 in 2007.

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

Inventories

Inventories are stated at the lower of cost or market and include the costs of purchased steel, inbound freight, external processing and applicable labor and overhead costs related to internal processing. Cost is determined using the specific identification method. On the Consolidated Statement of Operations, “Cost of materials sold (exclusive of items shown separately below)” consists of the cost of purchased steel, inbound and internal transfer freight, external processing costs, scrap and inventory lower of cost or market adjustments.

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

For purposes of impairment testing, which is conducted December 31 of each year, the Company determined fair value using a discounted cash flow methodology. As of December 31, 2009, goodwill totaled $6.6 million and the testing indicated no impairment of goodwill.

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

Shipping and Handling Fees and Costs

Amounts charged to customers for shipping and other transportation are included in net sales. The distribution expense line on the accompanying Consolidated Statement of Operations is entirely comprised of all shipping and other transportation costs incurred by the Company in shipping goods to its customers.

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

Stock-Based Compensation

Since 2006, the Company records compensation expense for stock options issued to employees and directors. Prior to 2006, the Company accounted for stock options granted to employees and directors under the intrinsic value method, where no compensation expense was recognized. The Company has elected to use the modified prospective transition method where compensation expense is recorded prospectively. For additional information, see Note 9, Stock Options.

Subsequent Events

The Company has evaluated subsequent events for recognition or disclosure through February 25, 2010, which was the date this Form 10-K was filed with the SEC.

Impact of Recently Issued Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued guidance now codified as FASB ASC Topic 810, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51. This guidance requires all entities to report noncontrolling interests in subsidiaries (also known as minority interests) as a separate component of equity in the consolidated statement of financial position, to clearly identify consolidated net income attributable to the parent and to the controlling interest on the face of the consolidated statement of income and to provide sufficient disclosure that clearly identifies and distinguishes between the interest of the parent and the interests of controlling owners. The new guidance under FASB Topic 810 is effective as of January 1, 2009. The adoption of the new guidance under FASB Topic 810 did not have any impact as the Company does not currently have any non-controlling interests in its subsidiaries.

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

2.	Investments in Joint Ventures:

The Company and the United States Steel Corporation (USS) each own 50% of Olympic Laser Processing (OLP), a company that produced laser welded sheet steel blanks for the automotive industry. OLP ceased operations during the first quarter of 2006. In December 2006, the Company advanced $3,200 to OLP to cover a loan guarantee. As of December 31, 2009, the investment in and advance to OLP was valued at $2,500 on the Company’s Consolidated Balance Sheet. The Company believes the underlying value of OLP’s remaining real estate, upon liquidation, will be sufficient to repay the $2,500 advance at a later date.

3.	Property and Equipment:

Property and equipment consists of the following:

	Depreciable	As of December 31,
	Lives	2009	2008

Land	—	$11,622	$10,824
Land improvements	10	1,469	1,453
Buildings and improvements	30	74,332	68,091
Machinery and equipment	5-15	106,706	100,901
Furniture and fixtures	7	5,653	4,934
Computer software and equipment	5	18,725	7,338
Vehicles	5	29	29
Construction in progress	—	3,613	17,755

		$222,149	$211,325
Less accumulated depreciation		(108,589)	(97,820)

Net property and equipment		$113,560	$113,505

Construction in progress, as of December 31, 2009, primarily consisted of capitalized costs associated with the Company’s new information system and construction costs related to its suspended project in Sumter, South Carolina.

Construction in progress, as of December 31, 2008, primarily consisted of capitalized costs associated with the Company’s new information system and ongoing construction projects in Winder, Georgia, Chambersburg, Pennsylvania and Sumter, South Carolina.

4.	Inventories:

The Company was required under generally accepted accounting principles to write down the value of its inventory to net realizable value (averaged selling price less reasonable costs to convert inventory into completed form), resulting in a $30,609 million charge recorded on March 31, 2009. A second inventory lower of cost or market charge of $50,454 million was recorded on June 30, 2009.

Steel inventories consisted of the following:

	As of December 31,
	2009	2008

Unprocessed	$86,071	$211,246
Processed and finished	25,592	44,054

Totals	$111,663	$255,300

5.	Debt:

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

The Credit Facility, which was last amended in July 2009, requires the Company to comply with various covenants, the most significant of which include: (i) a $20 million reserve on availability, replaced with a minimum availability requirement of $15 million, tested monthly, commencing with the month ended June 30, 2010; (ii) a minimum consolidated debt service ratio of 1.25, tested monthly, commencing with the month ended June 30, 2010; (iii) a maximum leverage ratio of 1.75, tested quarterly; (iv) commencing with the month ended April 30, 2009, consolidated EBITDA of no less than ($5,000) for the three month period with each subsequent month thereafter until and including May 31, 2010; commencing with the month ending April 30, 2009 through and including the month ending May 31, 2010, a cumulative consolidated EBITDA for such period of no less than ($10,000); (v) limitations on dividends, capital expenditures and investments; and (vi) restrictions on additional indebtedness. All EBITDA covenants exclude up to $100 million of inventory lower of cost or market adjustments. As of December 31, 2009, the Company was in compliance with its covenants, had no outstanding borrowings and had approximately $73 million of availability under the Credit Facility.

Outstanding checks are included as part of Accounts Payable on the accompanying Consolidated Balance Sheets and such checks totaled $10,189 as of December 31, 2009 and $20,256 as of December 31, 2008.

Scheduled Debt Maturities, Interest, Debt Carrying Values

The Company has no outstanding term loans. The overall effective interest rate for all debt, exclusive of deferred financing fees and deferred commitment fees, amounted to 3.7%, 3.8% and 6.8% in 2009, 2008 and 2007, respectively. Interest paid totaled $1,928, $1,484, and $3,392 for the years ended December 31, 2009, 2008 and 2007, respectively. Average total debt outstanding was $34,291, $41,894 and $46,389 in 2009, 2008 and 2007, respectively.

The Company has not entered into interest rate transactions for speculative purposes or otherwise. The Company does not hedge its exposure to floating interest rate risk. However, the Company has the option to enter into 30- to 180- day fixed base rate Euro loans under the Credit Facility.

6.	Income Taxes:

The components of the Company’s provision (benefit) for income taxes from continuing operations were as follows:

	2009	2008	2007

Current:
Federal	$(37,049)	$37,963	$14,665
State and Local	(1,468)	6,750	2,158

	(38,517)	44,713	16,823
Deferred	201	(4,317)	(1,588)

	$(38,316)	$40,396	$15,235

The components of the Company’s deferred income taxes at December 31 are as follows:

	2009	2008

Deferred tax assets:
Inventory	$836	$1,197
Net operating loss and tax credit carryforwards	6,438	1,270
Allowance for doubtful accounts	253	419
Accrued expenses	6,851	8,863
Other	134	83

	14,512	11,832
Valuation reserve	(605)	(296)

Total deferred tax assets	13,907	11,536
Deferred tax liabilities:
Property and equipment	(8,501)	(6,440)
Intangibles	(1,633)	(1,187)
Other	(325)	(261)

Total deferred tax liabilites	(10,459)	(7,888)

Deferred tax assets (liabilities), net	$3,448	$3,648

The following table summarizes the activity related to the Company’s gross unrecognized tax benefits:

	2009	2008	2007

Balance as of the beginning of the year	$4,378	$3,059	$773
Increases related to prior year tax positions	—	1,613	276
Decreases related to prior year tax positions	(293)	(92)	—
Increases related to current year tax positions	130	—	2,035
Decreases related to settlements with taxing authorities	(1,895)	—	—
Decreases related to lapsing of statute of limitations	(130)	(202)	(25)

Balance as of the end of the year	$2,190	$4,378	$3,059

It is expected that the amount of unrecognized tax benefits will change in the next twelve months; however, the Company does not expect the change to have a significant impact on its results of operations or financial position. The tax years 2006-2008 remain open to examination by major taxing jurisdictions to which the Company is subject.

The Company recognized interest related to uncertain tax positions in income tax expense. As of December 31, 2009 and December 31, 2008, the Company had approximately $241 and $494 of gross accrued interest related to uncertain tax positions, respectively.

The following table reconciles the U.S. federal statutory rate to the Company’s effective tax rate:

	2009	2008	2007

U.S. federal statutory rate	35.0%	35.0%	35.0%
State and local taxes, net of federal benefit	3.2%	3.7%	1.9%
Sec. 199 manufacturing deduction	—	(1.6)%	(1.2)%
All other, net	0.3%	0.3%	1.9%

Effective income tax rate	38.5%	37.4%	37.6%

Taxes paid (refunded) in 2009, 2008 and 2007 totaled ($3,544), $44,703 and $11,699, respectively. Some subsidiaries of the Company’s consolidated group file state tax returns on a separate company basis and have state net operating loss carryforwards expiring over the next seven to 20 years. A valuation allowance is recorded to reduce certain deferred tax assets to the amount that is more likely than not to be realized.

7.	Retirement Plans:

The Company’s retirement plans consist of a 401(k) plan covering non-union employees, two separate 401(k) plans covering all union employees and a supplemental executive retirement plan (SERP) covering certain executive officers of the Company.

Company contributions to the non-union profit-sharing plan are discretionary amounts as determined annually by the Board of Directors. The 401(k) retirement plans allow eligible employees to contribute up to the statutory maximum. The Company’s 401(k) matching contribution is determined annually by the Board of Directors and is based on a percentage of eligible employees’ earnings and contributions. For the non-union 401(k) retirement plan in the first quarter of 2009 and for all of 2008 and 2007, the Company matched one-half of each eligible employee’s contribution, limited to the first 6% of eligible compensation. The Company’s 401(k) matching contribution was suspended on April 1, 2009. The Company’s discretionary profit sharing contribution is determined annually by the Board of Directors.

Company contributions for each of the last three years for the union plans were 3% of eligible W-2 wages plus one half of the first 4% of each employee’s contribution. However, the Company contribution to the Minneapolis plate facility union was suspended on April 1, 2009 and the Company contribution to the Detroit facility union was suspended on October 1, 2009.

In 2005, the Board of Directors adopted the SERP. Contributions to the SERP are based on: (i) a portion of the participants’ compensation multiplied by 13%; and (ii) a portion of the participants’ compensation multiplied by a factor which is contingent upon the Company’s return on invested capital. Benefits are subject to a vesting schedule of up to five years.

Retirement plan expense, which includes all Company 401(k), profit-sharing and SERP contributions, amounted to $646, $3,950 and $3,019 for the years ended December 31, 2009, 2008 and 2007, respectively.

8.	Shares Outstanding and Earnings Per Share:

	2009	2008	2007
	(In thousands, except per share data)

Weighted average basic shares outstanding	10,887	10,847	10,628
Assumed exercise of stock options and issuance
of stock awards	—	48	135

Weighted average diluted shares outstanding	10,887	10,895	10,763

Net income (loss)	$(61,228)	$67,702	$25,270
Basic earnings (loss) per share	$(5.62)	$6.24	$2.38

Diluted earnings (loss) per share	$(5.62)	$6.21	$2.35

Anti-dilutive securities outstanding	149	19	—

9.	Stock Options:

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

The following table summarized the impact of stock options on the results of operations:

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2009	December 31, 2008	December 31, 2007

Stock option expense before taxes	$210	$210	$150
Stock option expense after taxes	$129	$132	$93
Impact per basic share	$0.01	$0.01	$0.01
Impact per diluted share	$0.01	$0.01	$0.01

All pre-tax charges related to stock option expense were included in the caption “Administrative and general” on the accompanying Consolidated Statements of Operations. For the years ended December 31, 2009, 2008 and 2007, tax benefits realized from option exercises totaled $86 thousand, $1.8 million and $3.2 million, respectively.

The fair value of each option grant was estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2009	2008	2007

Risk-free interest rate	n/a	n/a	4.58%
Expected life in years	n/a	n/a	10
Expected volatility	n/a	n/a	57.70%
Expected dividend yield	n/a	n/a	0.40%

The expected volatility assumption was derived by referring to changes in the Company’s historical common stock price over a timeframe similar to that of the expected life of the award.

The weighted average fair value of options granted during 2007 was $22.55. No options were granted during 2008 or 2009.

The following table summarizes stock-based award activity during the year ended December 31, 2009:

			Weighted
		Weighted	Average
		Average Exercise	Remaining	Aggregate
	Number of Shares	Price	Contractual Term	Intrinsic Value

Outstanding at December 31, 2008	70,007	$16.75
Granted	—	—
Exercised	(15,000)	$7.44
Canceled	—	—

Outstanding at December 31, 2009	55,007	$19.29	5.41 years	$732

Exercisable at December 31, 2009	46,950	$17.00	5.08 years	$732

The total intrinsic value of stock options exercised during the years ended December 31, 2009, 2008 and 2007 was $227, $4,786 and $8,400, respectively. Net cash proceeds from the exercise of stock options, exclusive of income tax benefits, were $112, $1,066, and $1,500 for the years ended December 31, 2009, 2008 and 2007, respectively. Income tax benefits of $86, $1,819 and $3,200 were realized from stock option exercises during the years ended December 31, 2009, 2008 and 2007, respectively. The fair value of options vested during the years ended December 31, 2009, 2008 and 2007 totaled $210, $210 and $150, respectively. As of December 31, 2009, approximately $60 of expense, before taxes, with respect to non-vested stock option awards has yet to be recognized and will be amortized into expense over a weighted-average period of 0.33 years.

10.	Restricted Stock Units and Performance Share Units:

The Olympic Steel 2007 Omnibus Incentive Plan (the Plan) was approved by the Company’s shareholders in 2007. The Plan authorizes the Company to grant stock options, stock appreciation rights, restricted shares, restricted share units, performance shares, and other stock- and cash-based awards to employees and Directors of, and consultants to, the Company and its affiliates. Under the Plan, 500,000 shares of common stock are available for equity grants.

On May 1, 2007, January 2, 2008 and January 2, 2009, the Compensation Committee of the Company’s Board of Directors approved the grant of 1,800 restricted stock units (RSUs) to each non-employee director. Subject to the terms of the Plan and the RSU agreement, the RSUs vested after one year of service (from the date of grant). The RSUs are not converted into shares of common stock until the director either resigns or is terminated from the Board of Directors.

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

The fair value of each RSU and PERSU was estimated to be the closing price of the Company’s common stock on the date of grant, which was $32.63, $32.20 and $21.68 for the grants on January 2, 2009, January 2, 2008 and May 1, 2007, respectively.

Stock-based compensation expense recognized on RSUs and PERSUs is summarized in the following table:

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2009	December 31, 2008	December 31, 2007

RSU and PERSU expense (reversal) before taxes	$(1,349)	$1,438	$690
RSU and PERSU expense (reversal) after taxes	$(830)	$900	$430
Impact per basic share	$(0.08)	$0.08	$0.04
Impact per diluted share	$(0.08)	$0.08	$0.04

All pre-tax charges related to RSUs and PERSUs were included in the caption “Administrative and General” on the accompanying Consolidated Statement of Operations.

The following table summarizes the activity related to RSUs for the twelve months ended December 31, 2009:

		Weighted
		Average Exercise	Aggregate
	Number of Shares	Price	Intrinsic Value

Outstanding at December 31, 2008	18,000	$32.42
Granted	9,000	$21.68
Converted into shares	(5,400)	$(28.84)
Forfeited	—	—

Outstanding at December 31, 2009	21,600	$28.84	$81

Vested at December 31, 2009	14,400	$32.42	$3

There was no intrinsic value for the RSUs that were converted into shares in 2009. No RSUs were converted into shares in prior years.

The following table summarizes the activity related to PERSUs for the twelve months ended December 31, 2009:

		Weighted
		Average Exercise	Aggregate
	Number of Shares	Price	Intrinsic Value

Outstanding at December 31, 2008	66,757	$32.41
Granted	54,024	$21.68
Converted into shares	—	—
Lapsed based on performance criteria	(31,689)	$(32.63)
Forfeited	(2,424)	$(27.82)

Outstanding at December 31, 2009	86,668	$25.77	$590

Vested at December 31, 2009	—	$—	$—

Since inception of the PERSU program, no PERSUs have been converted into shares.

11.	Commitments and Contingencies:

The Company leases certain warehouses, sales offices and machinery and equipment under long-term lease agreements. All leases are classified as operating and expire at various dates through 2017. In some cases the leases include options to extend. Rent and lease expense was $4,986, $5,010 and $4,223 for the years ended December 31, 2009, 2008 and 2007, respectively.

Future minimum lease payments as of December 31, 2009 are as follows:

2010	$3,401
2011	2,608
2012	1,587
2013	868
2014	507
Thereafter	284

$9,255

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

As of December 31, 2009, approximately 157 of the Company’s hourly plant personnel at its Minneapolis and Detroit facilities are represented by three separate collective bargaining units. A collective bargaining agreement covering Detroit workers was extended through August 31, 2012. A collective bargaining agreement covering Minneapolis plate facility workers was extended through March 31, 2012. A collective bargaining agreement covering Minneapolis coil facility workers expires on September 30, 2010.

12.	Related Party Transactions:

A related entity owns one of the Cleveland warehouses and leases it to the Company at an annual rental of $195. The lease was renewed in June 2000 for a 10-year term with one remaining renewal option for an additional 10 years.

13.	Shareholder Rights Plan:

On January 31, 2000, the Company’s Board of Directors approved the adoption of a shareholder rights plan. The terms and description of the plan are set forth in a rights agreement, dated January 31, 2000, between the Company and National City Bank, as rights agent (the Rights Agreement). The Board of Directors declared a dividend distribution of one right for each share of common stock of the Company outstanding as of the March 6, 2000 record date. The Rights Agreement also provides, subject to specified exceptions and limitations, that common stock issued or delivered from the Company’s treasury after the record date will be accompanied by a right. Each right entitles the holder to purchase one-one-hundredth of a share of Series A Junior Participating Preferred stock, without par value, at a price of $20 per one one-hundredth of a preferred share (a Right). The Rights expire on March 6, 2010, unless earlier redeemed, exchanged or amended. Rights become exercisable to purchase preferred shares following the commencement of certain tender offer or exchange offer solicitations resulting in beneficial ownership of 15% or more of the Company’s outstanding common shares, as defined in the Rights Agreement.

On September 16, 2008, the Company adopted Amendment 1 to the Rights Agreement. The Amendment removed National City Bank as rights agent, appointed Mellon Investor Services LLC as successor rights agent, modified several provisions related to duties, obligations and liabilities of the rights agent and changed the Rights Purchase Price from $20 to $170.

14.	Shelf Registration Statement:

In October 2009, the Company filed a shelf registration statement with the Securities and Exchange Commission. The registration statement, which became effective on January 4, 2010, provides the Company with advance regulatory approval to sell securities in one or more separate offerings in amounts and at prices and terms to be determined at the time of sale. The registration statement is intended to provide the Company with flexibility to raise up to $200 million from the offering of a variety of equity or debt securities, including common shares, from time to time, over the next three years. If securities are issued, the Company may use the proceeds for funding acquisitions, capital expenditures, working capital, reducing or refinancing debt or general corporate purposes.

Schedule II — Valuation and Qualifying Accounts
(in thousands)

		Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End of
Description	of Period	Expenses	Accounts	Deductions	Period

Year Ended December 31, 2007
Allowance for doubtful accounts	$1,188	$493	—	$(254)	$1,427
Tax valuation reserve	2,336	—	—	(1,999)	337
Year Ended December 31, 2008
Allowance for doubtful accounts	1,427	1,378	—	(1,702)	1,103
Tax valuation reserve	337	—	—	(41)	296
Year Ended December 31, 2009
Allowance for doubtful accounts	1,103	268	—	(706)	665
Tax valuation reserve	296	309	—	—	605

SUPPLEMENTAL FINANCIAL INFORMATION
Unaudited Quarterly Results of Operations
(in thousands, except per share amounts)

2009	1st	2nd	3rd	4th	Year

Net sales	$140,873	$122,426	$121,599	$138,497	$523,395
Operating income (loss)	(41,970)	(53,272)	1,859	(3,944)	(97,327)
Income (loss) before income taxes	(42,213)	(54,323)	1,292	(4,300)	(99,544)
Net income (loss)	$(25,455)	$(33,832)	$671	$(2,612)	$(61,228)
Basic net income (loss) per share	$(2.34)	$(3.11)	$0.06	$(0.24)	$(5.62)
Weighted average shares outstanding — basic	10,880	10,882	10,894	10,898	10,887
Diluted net income (loss) per share	$(2.34)	$(3.11)	$0.06	$(0.24)	$(5.62)
Weighted average shares outstanding — diluted	10,880	10,882	10,909	10,898	10,887
Market price of common stock: (a)
High	$23.62	$27.25	$29.96	$34.70	$34.70
Low	10.44	14.45	18.85	24.48	10.44

2008	1st	2nd	3rd	4th	Year

Net sales	$274,875	$363,514	$335,222	$253,634	$1,227,245
Operating income	21,227	47,329	37,797	2,893	109,246
Income before income taxes	21,200	47,169	37,447	2,282	108,098
Net income	$13,161	$29,598	$24,167	$776	$67,702
Basic net income per share	$1.22	$2.73	$2.22	$0.07	$6.24
Weighted average shares outstanding — basic	10,771	10,857	10,871	10,871	10,847
Diluted net income per share	$1.21	$2.70	$2.21	$0.07	$6.21
Weighted average shares outstanding — diluted	10,851	10,946	10,952	10,894	10,895
Market price of common stock: (a)
High	$45.88	$78.32	$74.46	$29.98	$78.32
Low	26.82	44.26	27.15	12.00	12.00

(a)	Represents the high and low sales quotations of our Common Stock as reported by the Nasdaq Global Select Market.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Evaluations required by Rule 13a-15 of the Securities Exchange Act of 1934 of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report have been carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer. Based upon such evaluations, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2009 in providing reasonable assurance that information required to be disclosed by the Company in reports filed under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

Information required by Item 10 as to the executive officers is provided in Part I of this Annual Report on Form 10-K and is incorporated by reference into this section. Other information required by Item 10 will be incorporated herein by reference to the information set forth in the Company’s definitive proxy statement for its 2010 Annual Meeting of Shareholders.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by Item 11 will be incorporated herein by reference to the information set forth in the Company’s definitive proxy statement for its 2010 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by Item 12 will be incorporated herein by reference to the information set forth in the Company’s definitive proxy statement for its 2010 Annual Meeting of Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by Item 13 will be incorporated herein by reference to the information set in the Company’s definitive proxy statement for its 2010 Annual Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by Item 14 will be incorporated herein by reference to the information set forth in the Company’s definitive proxy statement for its 2010 Annual Meeting of Shareholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) The following financial statements are included in Part II, Item 8:

Report of Independent Registered Public Accounting Firm

Management’s Report on Internal Control Over Financial Reporting

Consolidated Statements of Operations for the Years Ended December 31, 2009, 2008 and 2007

Consolidated Balance Sheets as of December 31, 2009 and 2008

Consolidated Statements of Cash Flows for the Years Ended December 31, 2009, 2008 and 2007

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2009, 2008 and 2007

Notes to Consolidated Financial Statements for the Years Ended December 31, 2009, 2008 and 2007

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
February 25, 2010

By:	/s/ Richard T. Marabito
Richard T. Marabito,
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated and on the 25th day of February, 2010.

/s/ Michael D. Siegal* Michael D. SiegalChairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 25, 2010

/s/ David A. Wolfort* David A. Wolfort President, Chief Operating Officer and Director	February 25, 2010

/s/ Richard T. Marabito* Richard T. Marabito Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 25, 2010

/s/ Arthur F. Anton* Arthur F. Anton, Director	February 25, 2010

/s/ Martin H. Elrad* Martin H. Elrad, Director	February 25, 2010

/s/ Ralph M. Della Ratta, Jr.* Ralph M. Della Ratta, Jr., Director	February 25, 2010

/s/ James B. Meathe* James B. Meathe, Director	February 25, 2010

/s/ Howard L. Goldstein* Howard L. Goldstein, Director	February 25, 2010

*	The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to the Powers of Attorney executed by the above-named officers and directors of the Company and filed with the Securities and Exchange Commission on behalf of such officers and directors.

By: /s/ Richard T. Marabito Richard T. Marabito, Attorney-in-Fact	February 25, 2010

OLYMPIC STEEL, INC.

INDEX TO EXHIBITS

Exhibit	Description of Document	Reference

3.1(i)	Amended and Restated Articles of Incorporation	Incorporated by reference to Exhibit 3.1(i) to the S-1 Registration Statement filed with the Commission on January 12, 1994.
3.1(ii)	Amended and Restated Code of Regulations	Incorporated by reference to Exhibit 4.2 to Registrant’s Registration Statement on Form S-8 (No. 333-1439001) (the “S-8 Registration Statement”) filed with the Commission on June 20, 2007.
4.1	Notice of Removal of Rights Agent and Appointment of Successor Rights Agent and Amendment 1, dated as of September 16, 2008, by and among the Company, National City Bank and Mellon Investor Services LLC, to the Rights Amendment dated as of January 1, 2000.	Incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-K filed with the Commission on September 19, 2008 (Commission File No. 0-23320).
4.7	Rights Agreement dated as of January 31, 2000 (Including Form of Certificate of Adoption of Amendment to Amended Articles of Incorporation as Exhibit A thereto, together with a Summary of Rights to Purchase Preferred Stock)	Incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-K filed with the Commission on February 15, 2000.
4.18	Second Amended and Restated Credit Agreement dated as of May 28, 2008 by and among the Company, the financial institutions from time to time party thereto and Comerica Bank, as Administrative Agent	Incorporated by reference to Exhibit 4.18 to Registrant’s Form 8-K filed with the Commission on June 3, 2008.
4.19	First Amendment to Second Amended and Restated Credit Agreement dated as of April 6, 2009 by and among the Resistrant, the financial institutions from time to time party thereto and Comerica Bank, as Administrative Agent, and the other agents from time to time party thereto.	Incorporated by reference to Exhibit 4.19 to Registrant’s Form 8-K filed with the Commission on April 7, 2009.
4.20	Second Amendment to Second Amended and Restated Credit Agreement dated as of July 24, 2009 by and among the Resistrant, the financial institutions from time to time party thereto and Comerica Bank, as Administrative Agent, and the other agents from time to time party thereto.	Incorporated by reference to Exhibit 4.20 to Registrant’s Form 8-K filed with the Commission on July 30, 2009.
10.1*	Olympic Steel, Inc. Stock Option Plan	Incorporated by reference to Exhibit 10.1 to the S-1 Registration Statement filed with the Commission on January 12, 1994.
10.2	Lease, dated as of July 1, 1980, as amended, between S.M.S. Realty Co., a lessor, and the Registrant, as lessee, relating to one of the Cleveland facilities	Incorporated by reference to Exhibit 10.3 to the S-1 Registration Statement filed with the Commission on January 12, 1994.
10.3	Intentionally omitted

Exhibit	Description of Document	Reference

10.4	Lease, dated as of November 30, 1987, as amended, between Tinicum Properties Associates L.P., as lessor, and the Registrant, as lessee, relating to Registrant’s Lester, Pennsylvania facility	Incorporated by reference to Exhibit 10.4 to the S-1 Registration Statement filed with the Commission on January 12, 1994.
10.7	Operating Agreement of OLP, LLC, dated April 4, 1997, by and between the U.S. Steel Group of USX Corporation and Oly Steel Welding, Inc.	Incorporated by reference to Exhibit 10.9 to Registrant’s Form 10-Q filed with the Commission on May 5, 1997.
10.8*	Form of Management Retention Agreement for Senior Executive Officers of the Company	Incorporated by reference to Exhibit 10.8 to Registrant’s Form 10-Q filed with the Commission on August 7, 2000.
10.9*	Form of Management Retention Agreement for Other Officers of the Company	Incorporated by reference to Exhibit 10.9 to Registrant’s Form 10-Q filed with the Commission on August 7, 2000.
10.10*	David A. Wolfort Employment Agreement effective as of January 1, 2006	Incorporated by reference to Exhibit 10.10 to Registrant’s Form 8-K filed with the Commission on December 23, 2005.
10.12*	Michael D. Siegal Employment Agreement dated January 7, 2010	Incorporated by reference to Exhibit 10.12 to Registrant’s Form 8-K filed with the Commission on January 13, 2010.
10.13*	Richard T. Marabito Employment Agreement dated August 8, 2006	Incorporated by reference to Exhibit 10.13 to Registrant’s Form 10-Q filed with the Commission on August 9, 2006.
10.14*	Olympic Steel, Inc. Executive Deferred Compensation Plan dated December 15, 2004	Incorporated by reference to Exhibit 10.14 to Registrant’s Form 10-K filed with the Commission on March 14, 2005.
10.15*	Form of Non-Solicitation Agreements	Incorporated by reference to Exhibit 10.15 to Registrant’s Form 8-K filed with the Commission on March 4, 2005.
10.16*	Form of Management Retention Agreement	Incorporated by reference to Exhibit 10.16 to Registrant’s Form 10-Q filed with the Commission on August 8, 2005.
10.17*	Supplemental Executive Retirement Plan Term Sheet	Incorporated by reference to Exhibit 99.1 to Registrant’s Form 8-K filed with the Commission on January 5, 2006.
10.18*	Summary of Non-Employee Director Compensation	Incorporated by reference to Exhibit 10.18 to Registrant’s Form 10-K filed with the Commission on March 15, 2006.
10.19*	Summary of Senior Management Compensation Plan	Incorporated by reference to Exhibit 10.19 to Registrant’s Form 10-K filed with the Commission on March 15, 2006.
10.20*	Olympic Steel, Inc. Supplemental Executive Retirement Plan	Incorporated by reference to Exhibit 10.20 to Registrant’s Form 8-K filed with the Commission on April 28, 2006.
10.21*	Olympic Steel, Inc. 2007 Omnibus Incentive Plan	Incorporated by reference to Exhibit 10.21 to Registrant’s Form 8-K filed with the Commission on May 3, 2007.
10.22*	Form of Performance-Earned Restricted Stock Unit (PERS Unit) Agreement for Messrs. Siegal, Wolfort and Marabito	Incorporated by reference to Exhibit 10.22 to Registrant’s Form 10-Q filed with the Commission on August 8, 2007.

Exhibit	Description of Document	Reference

10.23*	Form of Performance-Earned Restricted Stock Unit (PERS Unit) Agreement for Mr. Manson and Ms. Potash	Incorporated by reference to Exhibit 10.23 to Registrant’s Form 10-Q filed with the Commission on August 8, 2007.
10.24*	Amendment to Management Retention Agreement with Richard T. Marabito dated March 13, 2008	Incorporated by reference to Exhibit 10.24 to Registrant’s Form 10-K filed with the Commission on March 14, 2008.
10.25*	Form of Performance-Earned Restricted Stock Unit (PERS Unit) Agreement for Messrs. Siegal, Wolfort and Marabito.	Incorporated by reference to Exhibit 10.25 to Registrant’s Form 10-Q filed with the Commission on May 2, 2008.
10.26*	Form of Performance-Earned Restricted Stock Unit (PERS Unit) Agreement for Mr. Manson and Ms. Potash.	Incorporated by reference to Exhibit 10.26 to Registrant’s Form 10-Q filed with the Commission on May 2, 2008.
10.27*	Form of Performance-Earned Restricted Stock Unit (PERS Unit) Agreement for Messrs. Siegal, Wolfort and Marabito.	Incorporated by reference to Exhibit 10.27 to Registrant’s Form 10-Q filed with the Commission on May 5, 2009.
10.28*	Form of Performance-Earned Restricted Stock Unit (PERS Unit) Agreement for Mr. Manson and Ms. Potash.	Incorporated by reference to Exhibit 10.28 to Registrant’s Form 10-Q filed with the Commission on May 5, 2009.
10.29*	Letter Agreement, effective as of January 7, 2010, by and between the Company and Mr. Siegal	Incorporated by reference to Exhibit 10.29 to Registrant’s Form 10-Q filed with the Commission on January 13, 2010.
21	List of Subsidiaries	Filed herewith
23	Consent of Independent Registered Public Accounting Firm	Filed herewith
24	Directors and Officers Powers of Attorney	Filed herewith
31.1	Certification of the Principal Executive Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of the Principal Financial Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Written Statement of Michael D. Siegal, Chairman and Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Written Statement of Richard T. Marabito, Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

*	This exhibit is a management contract or compensatory plan or arrangement.