Form 10-Q
period 2010-03-31
OLYMPIC STEEL INC
filed 2010-04-29
CIK 917470

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of April 29, 2010

Common stock, without par value	10,883,411

Olympic Steel, Inc.

2 of 32

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
Olympic Steel, Inc.
Consolidated Balance Sheets
(in thousands)

	March 31,	December 31,
	2010	2009
	(unaudited)	(audited)
Assets

Cash and cash equivalents	$1,008	$5,190
Accounts receivable, net	81,940	51,269
Inventories, net	129,274	111,663
Income taxes receivable and deferred	41,489	41,963
Prepaid expenses and other	4,532	4,686

Total current assets	258,243	214,771

Property and equipment, at cost	224,311	222,149
Accumulated depreciation	(111,755)	(108,589)

Net property and equipment	112,556	113,560

Goodwill	7,083	6,583
Other long-term assets	3,917	3,534

Total assets	$381,799	$338,448

Liabilities

Accounts payable	$71,140	$52,167
Accrued payroll	10,151	6,874
Other accrued liabilities	7,883	7,213

Total current liabilities	89,174	66,254

Credit facility revolver	23,420	—
Other long-term liabilities	6,610	11,949
Deferred income taxes	1,293	633

Total liabilities	120,497	78,836

Shareholders’ Equity

Preferred stock	—	—
Common stock	118,408	118,212
Retained earnings	142,894	141,400

Total shareholders’ equity	261,302	259,612

Total liabilities and shareholders’ equity	$381,799	$338,448

The accompanying notes are an integral part of these statements.

3 of 32

Olympic Steel, Inc.
Consolidated Statements of Operations
(in thousands, except per share and tonnage data)

	Three Months Ended
	March 31,
	2010	2009
	(unaudited)
Tons sold

Direct	201,025	151,273
Toll	20,465	20,167

	221,490	171,440

Net sales	$167,901	$140,873

Costs and expenses
Cost of materials sold (excludes items shown separately below, includes $30,609 of inventory lower of cost or market adjustments in 2009)	132,536	150,925
Warehouse and processing	10,572	10,342
Administrative and general	8,885	9,945
Distribution	4,057	3,674
Selling	3,877	3,522
Occupancy	1,399	1,716
Depreciation	3,246	2,719

Total costs and expenses	164,572	182,843

Operating income (loss)	3,329	(41,970)
Interest and other expense on debt	506	243

Income (loss) before income taxes	2,823	(42,213)
Income tax provision (benefit)	1,112	(16,758)

Net income (loss)	$1,711	$(25,455)

Earnings per share:
Net income (loss) per share — basic	$0.16	$(2.34)

Weighted average shares outstanding — basic	10,905	10,880

Net income (loss) per share — diluted	$0.16	$(2.34)

Weighted average shares outstanding — diluted	10,918	10,880

The accompanying notes are an integral part of these statements.

4 of 32

Olympic Steel, Inc.
Consolidated Statements of Cash Flows
For the Three Months Ended March 31,
(in thousands)

	2010	2009
	(unaudited)
Cash flows from (used for) operating activities:
Net income (loss)	$1,711	$(25,455)
Adjustments to reconcile net income (loss) to net cash from operating activities -
Depreciation and amortization	3,454	2,719
(Gain) loss on disposition of property and equipment	16	—
Stock-based compensation	184	446
Other long-term assets	(1,091)	(6,724)
Other long-term liabilities	(5,339)	(3,326)
Long-term deferred income taxes	660	(1,417)

	(405)	(33,757)

Changes in working capital:
Accounts receivable	(30,671)	15,273
Inventories	(17,611)	29,220
Income taxes receivable and deferred	474	—
Prepaid expenses and other	154	(15,052)
Accounts payable	19,609	(14,129)
Accrued payroll and other accrued liabilities	3,948	(9,312)

	(24,097)	6,000

Net cash used for operating activities	(24,502)	(27,757)

Cash flows from (used for) investing activities:
Capital expenditures	(2,262)	(7,180)
Proceeds from disposition of property and equipment	4	—

Net cash used for investing activities	(2,258)	(7,180)

Cash flows from (used for) financing activities:
Credit facility revolver borrowings (payments), net	23,420	48,945
Change in outstanding checks	(636)	(13,089)
Proceeds from exercise of stock options (including tax benefit) and employee stock purchases	12	—
Dividends paid	(218)	(543)

Net cash from financing activities	22,578	35,313

Cash and cash equivalents:
Net change	(4,182)	376
Beginning balance	5,190	891

Ending balance	$1,008	$1,267

The accompanying notes are an integral part of these statements.

5 of 32

Olympic Steel, Inc.
Notes to Consolidated Financial Statements
(unaudited)
March 31, 2010
(1) Basis of Presentation:
The accompanying consolidated financial statements have been prepared from the financial records of Olympic Steel, Inc. and its wholly-owned subsidiaries (collectively Olympic or the Company), without audit and reflect all normal and recurring adjustments which are, in the opinion of management, necessary to fairly state the results of the interim periods covered by this report. Year-to-date results are not necessarily indicative of 2010 annual results and these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. All significant intercompany transactions and balances have been eliminated in consolidation.
(2) Accounts Receivable:
The Company maintained allowances for doubtful accounts and unissued credits of $1.8 million and $2.1 million at March 31, 2010 and December 31, 2009, respectively. The allowance for doubtful accounts is maintained at a level considered appropriate based on historical experience and specific customer collection issues that have been identified. Estimations are based upon a calculated percentage of accounts receivable, which remains fairly level from year to year, and judgments about the probable effects of economic conditions on certain customers, which can fluctuate significantly from year to year. The Company cannot guarantee that the rate of future credit losses will be similar to past experience. The Company considers all available information when assessing the adequacy of its allowance for doubtful accounts each quarter.

6 of 32

(3) Inventories:
Steel inventories consist of the following:

	March 31,	December 31,
(in thousands)	2010	2009
Unprocessed	$96,468	$86,071

Processed and finished	32,806	25,592

Totals	$129,274	$111,663

In 2009 the Company was required under generally accepted accounting principles to write down the value of its inventory to its net realizable value (average selling price less reasonable costs to convert the inventory into completed form), resulting in a $30.6 million charge recorded on March 31, 2009.
(4) Investments in Joint Ventures:
The Company and the United States Steel Corporation each own 50% of Olympic Laser Processing (OLP), a company that produced laser welded sheet steel blanks for the automotive industry. OLP ceased operations during the first quarter of 2006. In December 2006, the Company advanced $3.2 million to OLP to cover a loan guarantee. As of March 31, 2010, the investment in and advance to OLP was valued at $2.5 million on the Company’s Consolidated Balance Sheet. The Company believes the underlying value of OLP’s remaining real estate, upon liquidation, will be sufficient to repay the $2.5 million advance at a later date.
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
The Credit Facility, which was last amended in July 2009, requires the Company to comply with various covenants, the most significant of which include: (i) a $20 million reserve on availability, replaced with a minimum availability requirement of $15 million, tested monthly, commencing

7 of 32

with the month ending June 30, 2010; (ii) a minimum consolidated debt service ratio of 1.25, tested monthly, commencing with the month ended June 30, 2010; (iii) a maximum leverage ratio of 1.75, tested quarterly; (iv) consolidated EBITDA of no less than ($5,000,000) for each three month period until and including May 31, 2010; commencing with the month ending April 30, 2009 through and including the month ending May 31, 2010, a cumulative consolidated EBITDA for such period of no less than ($10,000,000); (v) limitations on dividends, capital expenditures and investments; and (vi) restrictions on additional indebtedness. All EBITDA covenants exclude up to $100 million of inventory lower of cost or market adjustments. As of March 31, 2010, the Company was in compliance with its covenants and had approximately $74 million of availability under the Credit Facility.
Outstanding checks are included as part of Accounts Payable on the accompanying Consolidated Balance Sheets and such checks totaled $9.6 million as of March 31, 2010 and $10.2 million as of December 31, 2009.
(6) Shares Outstanding and Earnings Per Share:
Earnings per share have been calculated based on the weighted average number of shares outstanding as set forth below:

	For the Three Months
	Ended March 31,
(in thousands, except per share data)	2010	2009
Weighted average basic shares outstanding	10,905	10,880
Assumed exercise of stock options and issuance of stock awards	13	—

Weighted average diluted shares outstanding	10,918	10,880

Net income (loss)	$1,711	$(25,455)

Basic earnings (loss) per share	$0.16	$(2.34)

Diluted earnings (loss) per share	$0.16	$(2.34)

Anti-dilutive securities outstanding	143	198

8 of 32

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
The following table summarizes the effect of the impact of stock options on the results of operations:

	For the Three Months
	Ended March 31,
(in thousands, except per share data)	2010	2009
Stock option expense before taxes	$43	$53
Stock option expense after taxes	$26	$32
Impact per basic share	$—	$—
Impact per diluted share	$—	$—
All pre-tax charges related to stock options were included in the caption “Administrative and general” on the accompanying Consolidated Statement of Operations.
No options were granted during 2008 through the termination of the Option Plan on January 5, 2009.
The following table summarizes stock option award activity during the three months ended March 31, 2010:

9 of 32

			Weighted	Aggregate
	Number of	Weighted Average	Average Remaining	Intrinsic Value
	Options	Exercise Price	Contractual Term	(in thousands)
Outstanding at December 31, 2009	55,007	$19.29
Granted	—	—
Exercised	—	—
Canceled	—	—

Outstanding at March 31, 2010	55,007	$19.29	5.2 years	$715

Exercisable at March 31, 2010	46,950	$17.00	4.9 years	$715

There were no stock options exercised during the three months ended March 31, 2010 and 2009. The fair value of options vested during the three months ended March 31, 2010 and 2009 totaled $43 thousand and $53 thousand, respectively.
As of March 31, 2010, approximately $18 thousand of expense, before taxes, with respect to non-vested stock option awards has yet to be recognized and will be amortized into expense over a weighted-average period of 0.08 years.
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
On each of January 2, 2008, January 2, 2009 and January 4, 2010, the Compensation Committee of the Company’s Board of Directors approved the grant of 1,800 restricted stock units (RSUs) to each non-employee Director. Subject to the terms of the Plan and the RSU agreement, the RSUs vest after one year of service (from the date of grant). The RSUs are not converted into shares of common stock until the director either resigns or is terminated from the Board of Directors.
On January 4, 2010, the Compensation Committee of the Company’s Board of Directors approved the grant of 23,202 RSUs to the senior management of the Company. Subject to the terms of the Plan and the RSU agreement, the RSUs vest at the end of three years from the date of grant.

10 of 32

The Compensation Committee of the Company’s Board of Directors also granted 34,379 and 54,024 performance-earned restricted stock units (PERSUs) to the senior management of the Company on January 2, 2008 and January 2, 2009, respectively. The PERSUs may be earned based on the Company’s performance for a period of 36 months from the date of grant, and would be converted to shares of common stock based on the achievement of two separate financial measures: (1) the Company’s EBITDA (50% weighted) and (2) return on invested capital (50% weighted). No shares will be earned unless the threshold amounts for the performance measures are met. Up to 150% of the targeted amount of PERSUs may be earned.
The fair value of each RSU and PERSU was estimated to be the closing price of the Company’s common stock on the date of the grant, which was $33.85, $21.68 and $32.20 for the grants on January 4, 2010, January 2, 2009 and January 2, 2008, respectively.
Stock-based compensation expense recognized on RSUs and PERSUs for the three months ended March 31, 2010 and 2009, respectively, is summarized in the following table:

	For the Three Months
	Ended March 31,
(in thousands, except per share data)	2010	2009
Stock award expense before taxes	$142	$433
Stock award expense after taxes	$86	$261
Impact per basic share	$0.01	$0.02
Impact per diluted share	$0.01	$0.02
All pre-tax charges related to RSUs and PERSUs were included in the caption “Administrative and general” on the accompanying Consolidated Statement of Operations.

11 of 32

The following table summarizes the activity related to RSUs for the three months ended March 31, 2010:

	Number of	Weighted	Aggregate
	Shares	Average	Intrinsic
		Exercise Price	Value
Outstanding at December 31, 2009	21,600	$28.84
Granted	32,202	$33.85
Converted into shares	—	$—
Forfeited	—	$—

Outstanding at March 31, 2010	53,802	$31.84	$75

Vested at March 31, 2010	21,600	$28.84	$75

There was no intrinsic value for the RSUs that were converted into shares in 2009. No RSUs were converted into shares in 2010.
The following table summarizes the activity related to PERSUs for the three months ended March 31, 2010:

	Number of	Weighted	Aggregate
	Shares	Average	Intrinsic
		Exercise Price	Value
Outstanding at December 31, 2009	86,668	$25.77
Granted	—	$—
Converted into shares	—	$—
Lapsed based on performance criteria	—	$—
Forfeited	—	$—

Outstanding at March 31, 2010	86,668	$25.77	$548

Vested at March 31, 2010	—	$—	$—

Since inception of the PERSU program, no PERSUs have been converted into shares.

12 of 32

(9) Income Taxes:
For the first three months of 2010, the Company recorded an income tax provision of $1.1 million, or 39.4%, compared to an income tax benefit of $16.8 million, or 39.7%, for the first three months of 2009. The majority of the tax benefit from 2009 represents the tax effect of operating losses that were carried back to prior years, resulting in cash refund of $38.2 million received in April 2010. The income tax receivable related to those carryback claims is included in “Income taxes receivable and deferred” on the accompanying Consolidated Balance Sheets.
(10) Supplemental Cash Flow Information:
Interest paid during the first three months of 2010 totaled $169 thousand, compared to $421 thousand in the first three months of 2009. Income taxes refunded during the first three months of 2010 and 2009, respectively, totaled $7 thousand and $14 thousand.
(11) Impact of Recently Issued Accounting Pronouncements:
There were no accounting pronouncements issued in the first quarter of 2010 expected to have a future material impact on Olympic Steel’s financial statements.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and accompanying notes contained herein and our consolidated financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2009. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed under Item 1A (Risk Factors) in our Annual Report on Form 10-K for the year ended December 31, 2009. The following section is qualified in its entirety by the more detailed information, including our financial statements and the notes thereto, which appear elsewhere in this Quarterly Report on Form 10-Q.

13 of 32

Overview
We are a leading U.S. steel service center with over 56 years of experience. Our primary focus is on the direct sale and distribution of large volumes of processed carbon, coated, aluminum and stainless flat-rolled sheet, coil and plate products. We act as an intermediary between steel producers and manufacturers that require processed steel for their operations. We serve customers in most carbon steel consuming industries, including manufacturers and fabricators of transportation and material handling equipment, construction and farm machinery, storage tanks, environmental and energy generation, automobiles, food service and electrical equipment, military vehicles and equipment, as well as general and plate fabricators and steel service centers. We distribute our products primarily through a direct sales force.
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
We sell a broad range of steel products, many of which have different gross profits and margins. Products that have more value-added processing generally have a greater gross profit and higher margins. Accordingly, our overall gross profit is affected by, among other things, product mix, the amount of processing performed, the demand for and availability of steel, volatility in selling prices and material purchase costs. We also perform toll processing of customer-owned steel. We sell certain products internationally, primarily in Puerto Rico and Mexico. All international sales and payments are made in U.S. dollars. Recent international sales have been immaterial to our consolidated financial results.
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

14 of 32

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
Due to the ongoing global economic crisis and the unprecedented drop in sales during 2009, we took significant steps to reduce our operating expenses. The cost reductions were achieved through various initiatives, including: headcount reductions; elimination of temporary labor and overtime; reduced work hours to match depressed customer production schedules; company-wide base pay reductions; the consolidation of our Philadelphia facility into our other facilities; benefits reductions; and heightened control over all discretionary spending.
At March 31, 2010, we employed approximately 976 people. Approximately 162 of the hourly plant personnel at our Detroit and Minneapolis facilities are represented by three separate collective bargaining units. A collective bargaining agreement covering our Detroit workers expires August 31, 2012. A collective bargaining agreement covering our Minneapolis plate facility workers expires March 31, 2012. A collective bargaining agreement covering our

15 of 32

Minneapolis coil facility employees expires on September 30, 2010. We have never experienced a work stoppage and we believe that our relationship with employees is good. However, any prolonged work stoppages by our personnel represented by collective bargaining units could have a material adverse impact on our business, financial condition, results of operations and cash flows.
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
For further information regarding the accounting policies that we believe to be critical accounting policies and that affect our more significant judgments and estimates used in preparing our consolidated financial statements, see Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2009.

16 of 32

Results of Operations
The following table sets forth certain income statement data for the three months ended March 31, 2010 and 2009 (dollars are shown in thousands):

	For the Three Months Ended March 31,
	2010		2009
	$	% of net sales	$	% of net sales
Net sales	$167,901	100.0%	$140,873	100.0%

Gross profit (1)	35,365	21.1%	(10,052)	(7.1%)

Operating expenses (2)	32,036	19.1%	31,918	22.7%

Operating income (loss)	$3,329	2.0%	$(41,970)	(29.8%)

(1)	Gross profit is calculated as net sales less the cost of materials sold and includes $30.6 million of inventory lower of cost or market adjustment in 2009.

(2)	Operating expenses are calculated as total costs and expenses less the cost of materials sold.
Tons sold increased 29.2% to 221 thousand in the first quarter of 2010 from 171 thousand in the first quarter of 2009. Tons sold in the first quarter of 2010 included 201 thousand from direct sales and 20 thousand from toll processing, compared with 151 thousand direct tons and 20 thousand toll tons in the comparable period of last year. Tons sold in 2010 were higher in substantially all markets we sell, compared to 2009. In 2009, sales were significantly lower due to the impact of the global economic crisis.
Net sales increased 19.2% to $167.9 million in the first quarter of 2010 from $140.9 million in the first quarter of 2009. Average selling prices in the first quarter of 2010 were $758 per ton, compared with $822 per ton in the first quarter of 2009, and $713 per ton in the fourth quarter of 2009. The increase in sales was due to higher levels of tons sold. We expect our average selling prices in the second quarter of 2010 to be higher than those experienced during the first quarter of 2010, as the market price for steel is expected to increase during the period. We expect our tons sold and net sales in the second quarter of 2010 to increase over the first quarter of 2010. However, we do anticipate shipments to begin to slow during the later part of the second quarter of 2010 due to normal seasonal patterns.
As a percentage of net sales, gross profit totaled 21.1% in the first quarter of 2010 compared to (7.1%) on the first quarter of 2009. First quarter 2009 gross margin results included a $30.6 million inventory lower of cost or market adjustment. Steel producers have announced price

17 of 32

increases in the second quarter of 2010. While we have generally been successful in passing through steel producers’ price increases to our customers, we can provide no assurance that we will be successful in passing through future price increases.
Operating expenses in the first quarter of 2010 increased $118 thousand from the first quarter of 2009. Higher operating expenses in the first quarter of 2010 were primarily attributable to increased variable expenses, such as distribution and selling costs resulting from increased tons sold and sales, and increased depreciation expense associated with the capitalization of our new business system and other capital projects completed in 2009. As a percentage of net sales, operating expenses decreased to 19.1% for the first quarter of 2010 from 22.7% in the comparable 2009 period. In April 2010, wages that were originally reduced in 2009 were restored, which will result in approximately $250 thousand quarterly expense.
Interest and other expense on debt totaled $506 thousand for the first quarter of 2010 compared to $243 thousand for the first quarter of 2009. Our effective borrowing rate, exclusive of deferred financing fees and commitment fees, was 5.6% for the first three months of 2010 compared to 2.0% for the first three months of 2009. The increase in interest and other expense on debt in 2010 was primarily attributable to higher amortization of financing fees related to the 2009 amendments of our revolving credit facility and lower amounts of interest capitalized into long-term projects.
For the first quarter of 2010, income before income taxes totaled $2.8 million compared to a loss of $42.2 million in the first quarter of 2009. An income tax provision of 39.4% was recorded for the first three months of 2010, compared to an income tax benefit of 39.7% for the first three months of 2009. The majority of the tax benefit from 2009 represents the tax effect of operating losses that were carried back to prior years, resulting in a cash refund of $38.2 million received in April 2010. Income taxes refunded during the first three months of 2010 and 2009, respectively, totaled $7 thousand and $14 thousand.
Net income for the first quarter of 2010 totaled $1.7 million or $0.16 per basic and diluted share, compared to a loss of $25.5 million or $2.34 per basic and diluted share for the first quarter of 2009.

18 of 32

Liquidity and Capital Resources
Our principal capital requirements include funding working capital needs, purchasing, upgrading and acquiring processing equipment, facilities and other businesses and paying dividends. We use cash generated from operations, leasing transactions and our revolving credit facility to fund these requirements.
Working capital at March 31, 2010 totaled $169.1 million, a $20.6 million increase from December 31, 2009. The increase was primarily attributable to a $30.7 million increase in accounts receivable (resulting from higher sales volumes and sales prices) and a $17.6 million increase in inventories, partially offset by a $19.6 million increase in accounts payable (associated with higher steel prices and increased steel purchases) and a $3.9 million increase in accrued expenses.
For the three months ended March 31, 2010, we used $24.5 million of net cash for operations, of which $24.1 million was used for working capital.
During the first three months of 2010, we spent $2.3 million on capital expenditures. The expenditures were primarily attributable to the continued investments associated with our new business system implementations and value-added equipment in existing facilities. During the remainder of 2010, we expect to continue to invest in our new business system implementations, value-added equipment and maintenance-type capital expenditures.
We continue to successfully implement our new business systems. During the first three months of 2010, we expensed $324 thousand and capitalized $620 thousand associated with the implementation of the systems. Since the project began in 2006, we have expensed $8.8 million and capitalized $12.4 million associated with the project.
During the first three months of 2010, $22.6 million of cash was provided from financing activities, which primarily consisted of borrowings under our revolving credit facility. In April 2010, we received an income tax refund of $38.2 million related to the 2009 losses carried back to prior years. We used the proceeds to pay off all borrowings then outstanding under our revolving credit facility.
In February 2010, our Board of Directors approved a regular quarterly dividend of $0.02 per share, which was paid on March 15, 2010 to shareholders of record as of March 1, 2010. Regular dividend distributions in the future are subject to the availability of cash, the $2.25

19 of 32

million annual limitation on cash dividends under our revolving credit facility and continuing determination by our Board of Directors that the payment of dividends remains in the best interest of our shareholders.
Our secured bank-financing agreement is a revolving credit facility collateralized by our accounts receivable, inventories and substantially all of our property and equipment. Borrowings are limited to the lesser of a borrowing base, comprised of eligible receivables and inventories, or $130 million in the aggregate. Our revolving credit facility matures on December 15, 2011.
Our revolving credit facility, which was last amended in July 2009, requires the Company to comply with various covenants, the most significant of which include: (i) a $20 million reserve on availability, replaced with a minimum availability requirement of $15 million, tested monthly, commencing with the month ending June 30, 2010; (ii) a minimum consolidated debt service ratio of 1.25, tested monthly, commencing with the month ended June 30, 2010; (iii) a maximum leverage ratio of 1.75, tested quarterly; (iv) consolidated EBITDA of no less than ($5,000,000) for each three month period until and including May 31, 2010; commencing with the month ending April 30, 2009 through and including the month ending May 31, 2010, a cumulative consolidated EBITDA for such period of no less than ($10,000,000); (v) limitations on dividends, capital expenditures and investments; and (vi) restrictions on additional indebtedness. All EBITDA covenants exclude up to $100 million of inventory lower of cost or market adjustments. As of March 31, 2010, the Company was in compliance with its covenants and had approximately $74 million of availability under our revolving credit facility.
We believe that funds available under our revolving credit facility and lease arrangement proceeds, together with funds generated from operations and income tax refunds, will be sufficient to provide us with the liquidity necessary to fund anticipated working capital requirements, capital expenditure requirements, our dividend payments and any business acquisitions over at least the next 12 months. In the future, we may, as part of our business strategy, acquire and dispose of other assets or companies in the same or complementary lines of business, or enter into and exit strategic alliances and joint ventures. Accordingly, the timing and size of our capital requirements are subject to change as business conditions warrant and opportunities arise.

20 of 32

Forward-Looking Information
This Quarterly Report on Form 10-Q and other documents we file with the SEC contain various forward-looking statements that are based on current expectations, estimates, forecasts and projections about our future performance, business, our beliefs and management’s assumptions. In addition, we, or others on our behalf, may make forward-looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, conferences, webcasts, phone calls and conference calls. Words such as “may,” “will,” “anticipate,” “should,” “intend,” “expect,” “believe,” “estimate,” “project,” “plan,” “potential,” and “continue,” as well as the negative of these terms or similar expressions, are intended to identify forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those implied by such statements including, but not limited to those set forth in Item 1A (Risk Factors), as found in our Annual Report on Form 10-K for the year ended December 31, 2009, and the following:
•	fluctuations in steel demand and steel pricing;

•	general and global business, economic, financial and political conditions, including the ongoing effects of the global economic crisis and recovery;

•	access to capital and global credit markets;

•	competitive factors such as the availability and pricing of steel, industry shipping and inventory levels and rapid fluctuations in customer demand and steel pricing;

•	the cyclicality and volatility within the steel industry;

•	the ability of our customers (especially those that may be highly leveraged, those in the domestic automotive industry and those with inadequate liquidity) to maintain their credit availability;

•	customer, supplier and competitor consolidation, bankruptcy or insolvency, especially those in the domestic automotive industry;

•	reduced production schedules, layoffs or work stoppages by our own or our suppliers’ or customers’ personnel;

•	the availability and costs of transportation and logistical services;

•	equipment installation delays or malfunctions;

•	the amounts, successes and our ability to continue our capital investments and our business information system projects;

21 of 32

•	the successes of our strategic efforts and initiatives to increase sales volumes, maintain or improve working capital turnover and free cash flows, reduce costs and improve inventory turnover and improve our customer service;

•	the timing and outcome of our inventory lower of cost or market adjustments;

•	the adequacy of our existing information technology and business system software;

•	the successful implementation of our new enterprise-wide information systems;

•	the timing and outcome of our joint venture’s efforts and ability to liquidate its remaining real estate;

•	our ability to pay regular quarterly cash dividends and the amounts and timing of any future dividends; and

•	our ability to generate free cash flow through operations, reduce inventory and to repay debt within anticipated time frames.
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
Item 3. Qualitative and Quantitative Disclosures About Market Risk
During the past several years, the base price of carbon flat-rolled steel has fluctuated significantly and rapidly. We witnessed unprecedented steel producer price increases during 2008 followed by rapid and steep steel price declines during 2009. Rapidly declining prices, as we experienced during 2009, reduced our gross profit margin percentages to levels that were lower than our historical levels, and resulted in inventory lower of cost or market adjustments. Higher inventory levels held by us, other steel service centers or end-use customers could cause competitive pressures that could also reduce gross profit. Lower raw material costs for steel producers could result in customer demands for lower cost product result in lower selling prices. Higher raw material costs for steel producers could cause the price of steel to increase. Rising prices result in higher working capital requirements for us and our customers. Some customers may not have sufficient credit lines or liquidity to absorb significant increases in the price of steel. While we have generally been successful in the past in passing on producers’ price

22 of 32

increases and surcharges to our customers, there is no guarantee that we will be able to pass on price increases to our customers in the future.
Declining steel prices, have generally adversely affected our net sales and net income, while increasing steel prices, have favorably affected our net sales and net income.
Approximately 12.6% of our net sales in the first three months of 2010 were directly to automotive manufacturers or manufacturers of automotive components and parts. The automotive industry experiences significant fluctuations in demand based on numerous factors such as general economic conditions and consumer confidence. The automotive industry is also subject, from time to time, to labor work stoppages. The domestic automotive industry, which has experienced a number of bankruptcies, continues to be involved in significant restructuring. Certain customers in this industry represent an increasing credit risk.
Inflation generally affects us by increasing the cost of employee wages and benefits, transportation services, processing equipment, energy and borrowings under our revolving credit facility. General inflation, excluding increases in the price of steel and increased distribution expense, has not had a material effect on our financial results during the past two years.
We are exposed to the impact of interest rate changes and fluctuating steel prices. We have not entered into any interest rate or steel commodity hedge transactions for speculative purposes or otherwise.
Our primary interest rate risk exposure results from variable rate debt. We currently do not hedge our exposure to variable interest rate risk. However, we do have the option to enter into 30- to 180-day fixed base rate Euro loans under our revolving credit facility.

23 of 32

Item 4. Controls and Procedures
The evaluation required by Rule 13a-15 of the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report has been carried out under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. These disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in reports that are filed with or submitted to the SEC is: (i) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2010, our disclosure controls and procedures were effective.
There were no changes in our internal control over financial reporting that occurred during the first quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

24 of 32

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

25 of 32

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLYMPIC STEEL, INC. (Registrant)
Date: April 29, 2010	By:	/s/ Michael D. Siegal
Michael D. Siegal
Chairman of the Board and Chief Executive Officer

	By:	/s/ Richard T. Marabito
Richard T. Marabito
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

26 of 32