Form 10-Q
period 2010-06-30
OLYMPIC STEEL INC
filed 2010-08-05
CIK 917470

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 5, 2010

Common stock, without par value	10,894,789

Olympic Steel, Inc.
Index to Form 10-Q

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
Olympic Steel, Inc.
Consolidated Balance Sheets
(in thousands)

	June 30,	December 31,
	2010	2009
	(unaudited)	(audited)
Assets

Cash and cash equivalents	$1,296	$5,190
Accounts receivable, net	100,021	51,269
Inventories, net	159,820	111,663
Income taxes receivable and deferred	2,014	41,963
Prepaid expenses and other	5,648	4,686

Total current assets	268,799	214,771

Property and equipment, at cost	228,222	222,149
Accumulated depreciation	(114,754)	(108,589)

Net property and equipment	113,468	113,560

Goodwill	7,083	6,583
Other long-term assets	3,563	3,534

Total assets	$392,913	$338,448

Liabilities

Accounts payable	$87,244	$52,167
Accrued payroll	11,128	6,874
Other accrued liabilities	9,175	7,213

Total current liabilities	107,547	66,254

Credit facility revolver	13,000	—
Other long-term liabilities	6,826	11,949
Deferred income taxes	1,042	633

Total liabilities	128,415	78,836

Shareholders’ Equity

Preferred stock	—	—
Common stock	118,567	118,212
Retained earnings	145,931	141,400

Total shareholders’ equity	264,498	259,612

Total liabilities and shareholders’ equity	$392,913	$338,448

The accompanying notes are an integral part of these statements.

Olympic Steel, Inc.
Consolidated Statements of Operations
(in thousands, except per share and tonnage data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(unaudited)		(unaudited)
Tons sold

Direct	228,532	157,145	429,556	308,418
Toll	23,958	16,785	44,424	36,952

	252,490	173,930	473,980	345,370

Net sales	$212,756	$122,426	$380,657	$263,299

Costs and expenses
Cost of materials sold (excludes items shown separately below, includes $50,454 and $81,063 of inventory lower of cost or market adjustments for the three and six months ended June 30, 2009, respectively)	169,410	148,115	301,946	299,040
Warehouse and processing	13,049	9,436	23,621	19,778
Administrative and general	10,327	7,383	19,212	17,328
Distribution	5,080	3,906	9,136	7,580
Selling	4,804	2,594	8,681	6,116
Occupancy	1,243	1,299	2,643	3,015
Depreciation	3,259	2,965	6,505	5,684

Total costs and expenses	207,172	175,698	371,744	358,541

Operating income (loss)	5,584	(53,272)	8,913	(95,242)

Interest and other expense on debt	521	1,051	1,027	1,294

Income (loss) before income taxes	5,063	(54,323)	7,886	(96,536)

Income tax provision (benefit)	1,809	(20,491)	2,921	(37,249)

Net income (loss)	$3,254	$(33,832)	$4,965	$(59,287)

Earnings per share:

Net income (loss) per share — basic	$0.30	$(3.11)	$0.46	$(5.45)

Weighted average shares outstanding — basic	10,905	10,882	10,905	10,879

Net income (loss) per share — diluted	$0.30	$(3.11)	$0.45	$(5.45)

Weighted average shares outstanding — diluted	10,922	10,882	10,920	10,879

The accompanying notes are an integral part of these statements.

Olympic Steel, Inc.
Consolidated Statements of Cash Flows
For the Six Months Ended June 30,
(in thousands)

	2010	2009
	(unaudited)
Cash flows from (used for) operating activities:
Net income (loss)	$4,965	$(59,287)
Adjustments to reconcile net income (loss) to net cash from operating activities -
Depreciation and amortization	6,921	5,852
(Gain) loss on disposition of property and equipment	8	(8)
Stock-based compensation	344	(340)
Other long-term assets	(945)	595
Other long-term liabilities	(5,123)	(3,076)
Long-term deferred income taxes	409	(1,417)

	6,579	(57,681)

Changes in working capital:
Accounts receivable	(48,752)	30,317
Inventories	(48,157)	131,681
Income taxes receivable and deferred	39,949	(29,283)
Prepaid expenses and other	(962)	(1,416)
Accounts payable	32,021	(24,484)
Change in outstanding checks	3,056	(17,082)
Accrued payroll and other accrued liabilities	6,078	(13,510)

	(16,767)	76,223

Net cash from (used for) operating activities	(10,188)	18,542

Cash flows from (used for) investing activities:
Capital expenditures	(6,301)	(9,514)
Proceeds from disposition of property and equipment	19	8

Net cash used for investing activities	(6,282)	(9,506)

Cash flows from (used for) financing activities:
Credit facility revolver borrowings (payments), net	13,000	(7,633)
Proceeds from exercise of stock options (including tax benefit) and employee stock purchases	11	32
Dividends paid	(435)	(760)

Net cash from (used for) financing activities	12,576	(8,361)

Cash and cash equivalents:
Net change	(3,894)	675
Beginning balance	5,190	891

Ending balance	$1,296	$1,566

The accompanying notes are an integral part of these statements.

Olympic Steel, Inc.
Notes to Consolidated Financial Statements
(unaudited)
June 30, 2010
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
Outstanding checks of $13.2 million, $10.2 million, $3.2 million, $20.3 million and $13.9 million, as of June 30, 2010, December 31, 2009, June 30, 2009, December 31, 2008 and December 31, 2007, respectively, represent checks issued that have not yet been presented for payment to the banks and are classified as accounts payable in the Company’s Consolidated Balance Sheet. The Company typically funds these overdrafts through normal collections of funds or transfers from bank balances at other financial institutions.
For the period ended June 30, 2010, the Company revised the presentation of changes of outstanding checks from a financing activity to an operating activity in its Consolidated Statement of Cash Flows with a conforming change to the prior period presentation. The effect of this revision had no impact on the net increase (decrease) in cash; however, it changed the cash provided by operating activities for the six month period ended June 30, 2009 and the years ended December 31, 2009, 2008 and 2007 from $35.6 million, $67.4 million, $6.2 million and $64.7 million, respectively, as previously disclosed in the prior year Form 10-Q for the period ended June 30, 2009 and the prior year Annual Reports on Form 10-K, to $18.5 million, $57.3 million, $12.5 million and $61.7 million, respectively, with a corresponding change in the cash flows provided by (used in) financing activities for the six month period ended June 30, 2009 and the years ended December 31, 2009, 2008 and 2007 from $(25.4) million, $(51.2) million,

$19.9 million and $(51.4) million, respectively, to $(8.3) million, $(41.1) million, $13.6 million and $(48.4) million, respectively.
(2)	Accounts Receivable:
The Company maintained allowances for doubtful accounts and unissued credits of $2.2 million and $2.1 million at June 30, 2010 and December 31, 2009, respectively. The allowance for doubtful accounts is maintained at a level management considers appropriate based on historical experience and specific customer collection issues that have been identified. Estimations are based upon a calculated percentage of accounts receivable, which remains fairly level from year to year, and judgments about the probable effects of economic conditions on certain customers, which can fluctuate significantly from year to year. The Company cannot guarantee that the rate of future credit losses will be similar to past experience. The Company considers all available information when assessing the adequacy of its allowance for doubtful accounts each quarter.
(3)	Inventories:
Steel inventories consist of the following:

	June 30,	December 31,
(in thousands)	2010	2009
Unprocessed	$118,458	$86,071
Processed and finished	41,362	25,592

Totals	$159,820	$111,663

In 2009, the Company was required under U.S. Generally Accepted Accounting Principles to write down the value of its inventory to its net realizable value (average selling price less reasonable costs to convert the inventory into completed form), which resulted in a $30.6 million charge recorded on March 31, 2009. A second inventory lower of cost or market charge of $50.5 million was recorded on June 30, 2009.
(4)	Investments in Joint Ventures:
The Company and the United States Steel Corporation each own 50% of Olympic Laser Processing (OLP), a company that produced laser welded sheet steel blanks for the automotive industry. OLP ceased operations during the first quarter of 2006. In December 2006, the

Company advanced $3.2 million to OLP to cover a loan guarantee. As of June 30, 2010, the investment in and advance to OLP was valued at $2.5 million on the Company’s Consolidated Balance Sheet. The Company believes the underlying value of OLP’s remaining real estate, upon liquidation, will be sufficient to repay the $2.5 million advance at a later date.
(5)	Debt:
Through June 30, 2010, the Company’s secured bank-financing agreement (the Credit Facility) was a revolving credit facility collateralized by the Company’s accounts receivable, inventories and substantially all of its property and equipment. Borrowings were limited to the lesser of a borrowing base, comprised of eligible receivables and inventories, or $130 million in the aggregate. The Credit Facility had a maturity date of December 15, 2011.
The Credit Facility required the Company to comply with various covenants, the most significant of which included: (i) a $20 million reserve on availability, replaced with a minimum availability requirement of $15 million, tested monthly, commencing with the month ending June 30, 2010; (ii) a minimum consolidated debt service ratio of 1.25, tested monthly, commencing with the month ended June 30, 2010; (iii) a maximum leverage ratio of 1.75, tested quarterly; (iv) consolidated EBITDA of no less than ($5,000,000) for each three month period until and including May 31, 2010; commencing with the month ending April 30, 2009 through and including the month ending May 31, 2010, a cumulative consolidated EBITDA for such period of no less than ($10,000,000); (v) limitations on dividends, capital expenditures and investments; and (vi) restrictions on additional indebtedness. All EBITDA covenants excluded up to $100 million of inventory lower of cost or market adjustments.
On June 30, 2010, the Company entered into a new asset-based revolving credit facility (the ABL Facility). The ABL Facility provides for a revolving credit line of $125 million (which may be increased up to $175 million subject to the Company obtaining commitments for such increase). Borrowings are limited to the lesser of a borrowing base, comprised of eligible receivables and inventories, or $125 million in the aggregate. The ABL Facility matures on June 30, 2015.
The ABL Facility requires the Company to comply with various covenants, the most significant of which include: (i) until maturity of the ABL Facility, if any commitments or obligations are outstanding and the Company’s availability is less than the greater of $20 million or 15% of the aggregate amount of revolver commitments, then the Company must maintain a ratio of EBITDA minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.10 to 1.00 for the most recent twelve fiscal month period; (ii) limitations on dividend payments, (iii) restrictions on additional indebtedness; and (iv) limitations on investments and joint ventures. The Company has the option to borrow based on the agent’s base rate plus a premium ranging from 1.00% to 1.50% or the London Interbank Offered Rate (LIBOR) plus a premium ranging from 2.50% to 3.00%.
As of June 30, 2010, $130 thousand related to unamortized bank fees under the Credit Facility was expensed and included in the caption “Administrative and general” on the accompanying Consolidated Statement of Operations.
As of June 30, 2010, the Company was in compliance with its covenants and had approximately $110.4 million of availability under the ABL Facility.
(6)	Shares Outstanding and Earnings Per Share:
Earnings per share have been calculated based on the weighted average number of shares outstanding as set forth below:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(in thousands, except per share data)	2010	2009	2010	2009
Weighted average basic shares outstanding	10,905	10,882	10,905	10,879
Assumed exercise of stock options and issuance of stock awards	17	—	15	—

Weighted average diluted shares outstanding	10,922	10,882	10,920	10,879

Net income (loss)	$3,254	$(33,832)	$4,965	$(59,287)

Basic earnings (loss) per share	$0.30	$(3.11)	$0.46	$(5.45)

Diluted earnings (loss) per share	$0.30	$(3.11)	$0.45	$(5.45)

Anti-dilutive securities outstanding	143	152	143	151

(7) Derivative instruments:
During second quarter 2010, the Company entered into nickel swaps indexed to the London Metal Exchange (LME) price of nickel with a third-party broker. The nickel swaps are treated as derivatives for accounting purposes. We enter into them to mitigate the risk of volatility in the price of nickel. The nickel swaps vary in length from one to five months and are settled with the broker at maturity. The economic benefit or loss arising from the changes in fair value of the swaps is contractually passed through to the customer. The primary risk associated with the nickel swaps is the ability of our customer to honor its agreement with the Company related to derivative instruments. If the customer is unable to honor its agreement, the Company’s risk of loss is the fair value of the nickel swap.
While these derivatives are intended to help us manage risk, they have not been designated as hedging instruments. The periodic changes in fair value of the nickel and embedded customer derivative instruments are included in Cost of materials sold in the accompanying Consolidated Statement of Operations. We recognize derivative positions with both the customer and the third party for the derivatives and we classify cash settlement amounts associated with them as part of Cost of materials sold in the Consolidated Statements of Operations.
The fair value of our derivative instruments are set forth below. The fair value is determined based on quoted market prices and reflect the estimated amounts the Company would pay or receive to terminate the nickel swaps.

	Fair Value of Derivative Instruments
	Not Designated as Hedges
	For the Six Months Ended June 30, 2010
	Assets		Liabilities
(in thousands)	Current	Fair value	Current	Fair value
Nickel swaps	$—	$—	$140	$140
Embedded customer derivatives	170	170	—	—

Total derivative fair value	$170	$170	$140	$140

The embedded customer derivatives are included in Accounts Receivable, Net and the nickel swaps are included in Other Accrued Liabilities on the Consolidated Balance Sheet at June 30, 2010.
As of June 30, 2010, we had paid $30 thousand of net derivative liabilities for which we had not yet been reimbursed under the embedded customer derivative agreement. Collection of these receivables is expected to occur during the third quarter of 2010. There was no net impact of the derivatives to the Company’s Consolidated Statement of Operations for the three and six months ended June 30, 2010.

Net Gain (Loss)
(in thousands)	Recognized
Nickel swaps	$(170)
Embedded customer derivatives	170

Total	$—

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the liability in an orderly transaction between market participants on the measurement date. Valuation techniques must maximize the use of observable inputs and minimize the use of unobservable inputs.
The fair value of the Company’s nickel swaps and embedded customer derivatives is determined by using Level 2 inputs. The inputs used include the price of nickel indexed to the London Metal Exchange (LME). The following table presents information about the Company’s asset and liabilities that were measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company.

		Fair Value Measurements
		at June 30, 2010
(in thousands)	Level 1	Level 2	Level 3	Total
Nickel swaps	$—	$(140)	$—	$(140)
Embedded customer derivatives	—	170	—	170

	$—	$30	$—	$30

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
The following table summarizes the effect of the impact of stock options on the results of operations:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
(in thousands, except per share data)
Stock option expense before taxes	$18	$52	$60	$105
Stock option expense after taxes	$11	$33	$38	$65
Impact per basic share	$—	$—	$—	$0.01
Impact per diluted share	$—	$—	$—	$0.01
All pre-tax charges related to stock options were included in the caption “Administrative and general” on the accompanying Consolidated Statement of Operations.
No options were granted during 2009 through the termination of the Option Plan on January 5, 2009.
The following table summarizes stock option award activity during the six months ended June 30, 2010:

			Weighted	Aggregate
	Number of	Weighted Average	Average Remaining	Intrinsic Value
	Options	Exercise Price	Contractual Term	(in thousands)
Outstanding at December 31, 2009	55,007	$19.29
Granted	—	—
Exercised	—	—
Canceled	—	—

Outstanding at June 30, 2010	55,007	$19.29	4.9 years	$492

Exercisable at June 30, 2010	55,007	$19.29	4.9 years	$492

The total intrinsic value of stock options exercised during the six months ended June 30, 2010 and 2009 was $0 and $23 thousand, respectively. The fair value of options vested during the six months ended June, 2010 and 2009 totaled $60 thousand and $105 thousand, respectively.
As of June 30, 2010 there was no expense, before taxes, with respect to non-vested stock option awards that has yet to be recognized and amortized into expense.
(9)	Restricted Stock Units and Performance Share Units:
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
Stock-based compensation expense recognized on RSUs and PERSUs for the three and six months ended June 30, 2010 and 2009, respectively, is summarized in the following table:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
(in thousands, except per share data)
Stock award expense (reversal) before taxes	$141	$(878)	$283	$(445)
Stock award expense (reversal) after taxes	$91	$(542)	$178	$(281)
Impact per basic share	$0.01	$(0.05)	$0.02	$(0.03)
Impact per diluted share	$0.01	$(0.05)	$0.02	$(0.03)
All pre-tax charges related to RSUs and PERSUs were included in the caption “Administrative and general” on the accompanying Consolidated Statement of Operations.

The following table summarizes the activity related to RSUs for the six months ended June 30, 2010:

			Aggregate Intrinsic
		Weighted Average	Value
	Number of Shares	Exercise Price	(in thousands)
Outstanding at December 31, 2009	21,600	$28.84
Granted	32,202	33.85
Converted into shares	—	—
Forfeited	—	—

Outstanding at June 30, 2010	53,802	$31.84	$75

Vested at June 30, 2010	21,600	$28.84	$75

There was no intrinsic value for the RSUs that were converted into shares in 2009. No RSUs were converted into shares during the six months ended June 30, 2010.
The following table summarizes the activity related to PERSUs for the six months ended June 30, 2010:

Aggregate Intrinsic
		Weighted Average	Value
	Number of Shares	Exercise Price	(in thousands)
Outstanding at December 31, 2009	86,668	$25.77
Granted	—	$—
Converted into shares	—	$—
Lapsed based on performance criteria	—	$—
Forfeited	—	$—

Outstanding at June 30, 2010	86,668	$25.77	$164

Vested at June 30, 2010	—	$—	$—

Since inception of the PERSU program, no PERSUs have been converted into shares.
(10) Income Taxes:
For the first six months of 2010, the Company recorded an income tax provision of $2.9 million, or 37.0%, compared to an income tax benefit of $37.2 million, or 38.6%, for the first six months of 2009. The majority of the tax benefit from 2009 represents the tax effect of operating losses that were carried back to prior years, resulting in a cash refund of $38.2 million received in April 2010.

(11) Supplemental Cash Flow Information:
Interest paid during the first six months of 2010 totaled $580 thousand, compared to $1.1 million in the first six months of 2009. Income taxes refunded, net of income taxes paid, during the first six months of 2010 and 2009, respectively, totaled $37.4 million and $2.0 million.
(12) Impact of Recently Issued Accounting Pronouncements:
There were no accounting pronouncements issued during the first six months of 2010 expected to have a future material impact on Olympic Steel’s financial statements.
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
Overview
We are a leading U.S. metals service center with over 56 years of experience. Our primary focus is on the direct sale and distribution of large volumes of processed carbon, coated, aluminum and stainless flat-rolled sheet, coil and plate products. We act as an intermediary between metal producers and manufacturers that require processed metal for their operations. We serve customers in most carbon steel consuming industries, including manufacturers and fabricators of transportation and material handling equipment, construction and farm machinery, storage tanks, environmental and energy generation, automobiles, food service and electrical equipment, military vehicles and equipment, as well as general and plate fabricators and metal service centers. We distribute our products primarily through a direct sales force.
We operate as a single business segment with 16 strategically located processing and distribution facilities in Connecticut, Georgia, Illinois, Iowa, Michigan, Minnesota, North Carolina, Ohio, Pennsylvania, South Carolina and Washington. This geographic footprint allows us to focus on regional customers and larger national and multi-national accounts, primarily located throughout the midwestern, eastern and southern United States.
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
Our results of operations are affected by numerous external factors including, but not limited to, general and global business, economic, financial, banking and political conditions; competition; metal pricing, demand and availability; energy prices; pricing and availability of raw materials used in the production of steel; inventory held in the supply chain; customer demand for metal; customers’ ability to manage their credit line availability; and layoffs or work stoppages by our own, our suppliers’ or our customers’ personnel. The metals industry also continues to be affected by the global consolidation of our suppliers, competitors and end-use customers.
Like many other service centers, we maintain substantial inventories of metal to accommodate the short lead times and just-in-time delivery requirements of our customers. Accordingly, we purchase metal in an effort to maintain our inventory at levels that we believe to be appropriate to satisfy the anticipated needs of our customers based upon customer forecasts, historic buying practices, supply agreements with customers and market conditions. Our commitments to purchase metal are generally at prevailing market prices in effect at the time we place our orders. When metal prices increase, competitive conditions will influence how much of the price increase we can pass on to our customers. To the extent we are unable to pass on future price increases in our raw materials to our customers, the net sales and profitability of our business could be adversely affected. When metal prices decline, customer demands for lower prices and our competitors’ responses to those demands could result in lower sale prices and, consequently, lower margins as we use existing metal inventory.
As selling prices declined in 2009, our average selling prices fell below our average cost of inventory requiring us to recognize inventory lower of cost or market adjustments. We were required under U.S. Generally Accepted Accounting Principles to write down the value of our inventory to its net realizable value, less reasonable costs to complete the inventory into finished form, resulting in a $30.6 million pre-tax charge at the end of the first quarter of 2009. Selling prices continued to decline during the second quarter of 2009, resulting in an additional $50.5 million inventory lower of cost or market pre-tax charge effective as of June 30, 2009.
Due to the global economic crisis and the unprecedented drop in sales during 2009, we took significant steps to reduce our operating expenses. The cost reductions were achieved through various initiatives, including: headcount reductions; elimination of temporary labor and overtime; reduced work hours to match depressed customer production schedules; company-wide base pay reductions; the consolidation of our Philadelphia facility into our other facilities; benefits reductions; and heightened control over all discretionary spending. During 2010, variable operating expenses have increased related to increased shipment levels. In order to meet increased customer production schedules, headcount, the use of temporary labor and overtime hours have all increased. In addition, during the end of the first and second quarters we phased in pay restorations for pay originally reduced in 2009. The impact of the pay restorations were approximately $250 thousand in the second quarter of 2010 and going forward the quarterly expense increase will be approximately $373 thousand.
At June 30, 2010, we employed approximately 1,035 people. Approximately 167 of the hourly plant personnel at our Detroit and Minneapolis facilities are represented by three separate collective bargaining units. A collective bargaining agreement covering our Detroit workers expires August 31, 2012. A collective bargaining agreement covering our Minneapolis plate facility workers expires March 31, 2012. A collective bargaining agreement covering our Minneapolis coil facility workers expires on September 30, 2010. We have never experienced a work stoppage and we believe that our relationship with employees is good. However, any prolonged work stoppages by our personnel represented by collective bargaining units could have a material adverse impact on our business, financial condition, results of operations and cash flows.
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

Results of Operations
The following table sets forth certain income statement data for the three and six months ended June 30, 2010 and 2009 (dollars are shown in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2010		2009		2010		2009
	$	% of net sales	$	% of net sales	$	% of net sales	$	% of net sales
Net sales	$212,756	100.0%	$122,426	100.0%	$380,657	100.0%	$263,299	100.0%

Gross profit (1)	43,346	20.4%	(25,689)	(21.0%)	78,711	20.7%	(35,741)	(13.6%)

Operating expenses (2)	37,762	17.7%	27,583	22.5%	69,798	18.3%	59,501	22.6%

Operating income (loss)	$5,584	2.6%	$(53,272)	(43.5%)	$8,913	2.3%	$(95,242)	(36.2%)

(1)	Gross profit is calculated as net sales less the cost of materials sold and includes $50.5 million and $81.1 million of inventory lower of cost or market adjustment for the three and six months ended June 30, 2009, respectively.

(2)	Operating expenses are calculated as total costs and expenses less the cost of materials sold.
Tons sold increased 45.2% to 252 thousand in the second quarter of 2010 from 174 thousand in the second quarter of 2009. Tons sold in the second quarter of 2010 included 228 thousand from direct sales and 24 thousand from toll processing, compared with 157 thousand direct tons and 17 thousand toll tons in the comparable period of last year. Tons sold increased 37.2% to 474 thousand in the first six months of 2010 from 345 thousand in the first six months of 2009. Tons sold in the first six months of 2010 included 430 thousand from direct sales and 44 thousand from toll processing, compared with 308 thousand direct tons and 37 thousand toll tons in the comparable period of last year. Tons sold in the first half of 2010 were higher in substantially all markets, compared to 2009. In 2009, tons sold were significantly depressed due to the impact of the global economic crisis.
Net sales increased 73.8% to $212.8 million in the second quarter of 2010 from $122.4 million in the second quarter of 2009. Average selling prices in the second quarter of 2010 were $843 per ton, compared with $704 per ton in the second quarter of 2009, and $758 per ton in the first quarter of 2010. The increase in sales was due to increased shipments and higher selling prices in 2010 than 2009. We expect our tons sold and net sales in the third quarter of 2010 to decrease compared to the second quarter of 2010 due to normal seasonal patterns.

As a percentage of net sales, gross profit totaled 20.4% in the second quarter of 2010 compared to (21.0%) in the second quarter of 2009. Second quarter 2009 gross margin results included a $50.5 million inventory lower of cost or market adjustment. For the first six months of 2010, gross margins increased to 20.7% from (13.6%) in the first six months of 2009. The first six months of 2009 gross margin results included a $81.1 million inventory lower of cost or market adjustment. We expect our gross profit in the third quarter of 2010 to be pressured as the market price for steel has declined in June and July.
Operating expenses in the second quarter of 2010 increased $10.2 million from the second quarter of 2009. Operating expenses in the first six months of 2010 increased $10.3 million from the first six months of 2009. As a percentage of net sales, operating expenses decreased to 17.7% for the second quarter of 2010 from 22.5% in the comparable 2009 period. As a percentage of net sales, operating expenses decreased to 18.3% for the first six months of 2010 from 22.6% in the comparable 2009 period. During 2010, variable operating expenses such as distribution and selling costs have increased as a result of increased shipment levels. In order to meet increased customer production schedules, headcount, the use of temporary labor and overtime hours have all increased. In addition, during the end of the first and second quarters of 2010, we phased in pay restorations for pay originally reduced in 2009. Going forward, the impact of the pay restorations will be a quarterly expense increase of approximately $373 thousand. As of June 30, 2010, $130 thousand related to unamortized bank fees under the Credit Facility was expensed and included in the caption “Administrative and general” on the accompanying Consolidated Statement of Operations. Increased depreciation expense is associated with the capitalization of our new business system and other capital projects completed in 2009.
Interest and other expense on debt totaled $521 thousand for the second quarter of 2010 compared to $1.1 million for the second quarter of 2009. Interest and other expense on debt totaled $1.0 million for the first six months of 2010 compared to $1.3 million for the first six months of 2009. Our effective borrowing rate, exclusive of deferred financing fees and commitment fees, was 5.6% for the first six months of 2010 compared to 3.4% for the first six months of 2009. The decrease in interest and other expense on debt in 2010 was primarily attributable to lower amounts of borrowings.
For the second quarter of 2010, income before income taxes totaled $5.1 million compared to a loss of $54.3 million in the second quarter of 2009. For the first six months of 2010, income before income taxes totaled $7.9 million, compared to a loss before income taxes of $96.5 million in the first six months of 2009. An income tax provision of 37.0% was recorded for the first six months of 2010, compared to an income tax benefit of 38.6% for the first six months of 2009. The decrease in the effective tax rate in the second quarter of 2010, is mainly attributable to the impact of the manufacturers’ production deduction. The majority of the tax benefit from 2009 represents the tax effect of operating losses that were carried back to prior years, resulting in a cash refund of $38.2 million received in April 2010. Income taxes refunded, net of income taxes paid, during the first six months of 2010 and 2009, respectively, totaled $37.4 million and $2.0 million.
Net income for the second quarter of 2010 totaled $3.3 million or $0.30 per basic and diluted share, compared to a loss of $33.8 million or $3.11 per basic and diluted share for the second quarter of 2009. Net income for the first six months of 2010 totaled $5.0 million or $0.45 per diluted share, compared to a net loss of $59.3 million or $5.45 per basic and diluted share for the first six months of 2009.
Liquidity and Capital Resources
Our principal capital requirements include funding working capital needs, purchasing, upgrading and acquiring processing equipment, facilities and other businesses, IT and technology systems, and paying dividends. We use cash generated from operations, leasing transactions and our revolving credit facility to fund these requirements.
Working capital at June 30, 2010 totaled $161.3 million, a $12.7 million increase from December 31, 2009. The increase was primarily attributable to a $48.8 million increase in accounts receivable (resulting from higher sales volumes and sales prices) and a $48.2 million increase in inventories, partially offset by a $39.9 million decrease in income taxes receivable and deferred (related to the receipt of a $38.2 million income tax refund in April 2010), a $35.1 million increase in accounts payable (associated with higher steel prices and increased steel purchases) and a $6.2 million increase in accrued expenses.
For the six months ended June 30, 2010, we used $10.2 million of net cash for operations, including $16.8 million which was used for working capital.
During the first six months of 2010, we spent $6.3 million on capital expenditures. The expenditures were primarily attributable to the continued investments associated with our new business system implementations and value-added equipment in existing facilities. During the remainder of 2010, we expect to continue to invest in our new business system implementations, value-added equipment and maintenance-type capital expenditures.
We continue to successfully implement our new business systems. During the first six months of 2010, we expensed $613 thousand and capitalized $2.1 million associated with the implementation of the systems. Since the project began in 2006, we have expensed $9.1 million and capitalized $13.8 million associated with the project.
During the first six months of 2010, $12.6 million of cash was provided from financing activities, which primarily consisted of borrowings under our revolving credit facility. In April 2010, we received an income tax refund of $38.2 million related to the 2009 losses carried back to prior years. We used the proceeds to pay off borrowings then outstanding under our revolving credit facility.
In August 2010 our Board of Directors approved a regular quarterly dividend of $0.02 per share, which is payable on September 15, 2010 to shareholders on record as of September 1, 2010. Our Board previously approved 2010 regular quarterly dividends of $0.02 per share, which were paid on March 15, 2010 and June 15, 2010. Regular dividend distributions in the future are subject to the availability of cash, the $2.5 million annual limitation on cash dividends under our new revolving facility, and continuing determination by our Board of Directors that the payment of dividends remains in the best interest of our shareholders.
Through June 30, 2010 the Company’s secured bank-financing agreement (the Credit Facility) was a revolving credit facility collateralized by the Company’s accounts receivable, inventories and substantially all of its property and equipment. Borrowings were limited to the lesser of a borrowing base, comprised of eligible receivables and inventories, or $130 million in the aggregate. The Credit Facility had a maturity date of December 15, 2011.
The Credit Facility required the Company to comply with various covenants, the most significant of which included: (i) a $20 million reserve on availability, replaced with a minimum availability requirement of $15 million, tested monthly, commencing with the month ending June 30, 2010; (ii) a minimum consolidated debt service ratio of 1.25, tested monthly, commencing with the month ended June 30, 2010; (iii) a maximum leverage ratio of 1.75, tested quarterly; (iv) consolidated EBITDA of no less than ($5,000,000) for each three month period until and including May 31, 2010; commencing with the month ending April 30, 2009 through and including the month ending May 31, 2010, a cumulative consolidated EBITDA for such period of no less than ($10,000,000); (v) limitations on dividends, capital expenditures and investments; and (vi) restrictions on additional indebtedness. All EBITDA covenants excluded up to $100 million of inventory lower of cost or market adjustments.
On June 30, 2010, the Company entered into a new asset-based revolving credit facility (the ABL Facility). The ABL Facility provides for a revolving credit line of $125 million (which may be increased up to $175 million subject to the Company obtaining commitments for such increase). Borrowings are limited to the lesser of a borrowing base, comprised of eligible receivables and inventories, or $125 million in the aggregate. The ABL Facility matures on June 30, 2015.
The ABL Facility requires the Company to comply with various covenants, the most significant of which include: (i) until maturity of the ABL Facility, if any commitments or obligations are outstanding and the Company’s availability is less than the greater of $20 million or 15% of the aggregate amount of revolver commitments, then the Company must maintain a ratio of EBITDA minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.10 to 1.00 for the most recent twelve fiscal month period; (ii) limitations on dividend payments, (iii) restrictions on additional indebtedness; and (iv) limitations on investments and joint ventures. The Company has the option to borrow based on the agent’s base rate plus a premium ranging from 1.00% to 1.50% or the London Interbank Offered Rate (LIBOR) plus a premium ranging from 2.50% to 3.00%.
As of June 30, 2010, $130 thousand related to unamortized bank fees under the Credit Facility was expensed and included in the caption “Administrative and general” on the accompanying Consolidated Statement of Operations.
As of June 30, 2010, the Company was in compliance with its covenants and had approximately $110.4 million of availability under the ABL Facility.
We believe that funds available under the ABL Facility and lease arrangement proceeds, together with funds generated from operations, will be sufficient to provide us with the liquidity necessary to fund anticipated working capital requirements, capital expenditure requirements, our dividend payments and any business acquisitions over at least the next 12 months. In the future, we may, as part of our business strategy, acquire and dispose of other assets or companies in the same or complementary lines of business, or enter into and exit strategic alliances and joint ventures. Accordingly, the timing and size of our capital requirements are subject to change as business conditions warrant and opportunities arise.
Forward-Looking Information
This Quarterly Report on Form 10-Q and other documents we file with the SEC contain various forward-looking statements that are based on current expectations, estimates, forecasts and projections about our future performance, business, our beliefs and management’s assumptions. In addition, we, or others on our behalf, may make forward-looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, conferences, webcasts, phone calls and conference calls. Words such as “may,” “will,” “anticipate,” “should,” “intend,” “expect,” “believe,” “estimate,” “project,” “plan,” “potential,” and “continue,” as well as the negative of these terms or similar expressions, are intended to identify forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those implied by such statements including, but not limited to those set forth in Item 1A (Risk Factors), as found in our Annual Report on Form 10-K for the year ended December 31, 2009, and the following:
•	fluctuations in steel demand and steel pricing;

•	general and global business, economic, financial and political conditions, including the ongoing effects of the global economic crisis and recovery;

•	access to capital and global credit markets;

•	competitive factors such as the availability and pricing of metal, industry shipping and inventory levels and rapid fluctuations in customer demand and metal pricing;

•	the cyclicality and volatility within the metals industry;

•	the ability of our customers (especially those that may be highly leveraged, those in the domestic automotive industry and those with inadequate liquidity) to maintain their credit availability;

•	the ability of our customers to honor their agreements related to derivative instruments;

•	customer, supplier and competitor consolidation, bankruptcy or insolvency, especially those in the domestic automotive industry;

•	reduced production schedules, layoffs or work stoppages by our own or our suppliers’ or customers’ personnel;

•	the availability and costs of transportation and logistical services;

•	equipment installation delays or malfunctions;

•	the amounts, successes and our ability to continue our capital investments and our business information system projects;

•	the successes of our strategic efforts and initiatives to increase sales volumes, maintain or improve working capital turnover and free cash flows, reduce costs and improve inventory turnover and improve our customer service;

•	the timing and outcome of inventory lower of cost or market adjustments;

•	the adequacy of our existing information technology and business system software;

•	the successful implementation of our new enterprise-wide information systems;

•	the timing and outcome of our joint venture’s efforts and ability to liquidate its remaining real estate;

•	our ability to pay regular quarterly cash dividends and the amounts and timing of any future dividends; and

•	our ability to generate free cash flow through operations, reduce inventory and to repay debt within anticipated time frames;

•	the recently enacted federal healthcare legislation’s impact on the healthcare benefits required to be provided by us and the impact of such legislation on our compensation and administrative costs.
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
Item 3. Qualitative and Quantitative Disclosures About Market Risk
During the past several years, the base price of carbon flat-rolled steel has fluctuated significantly and rapidly. We witnessed unprecedented steel producer price increases during

2008 followed by rapid and steep steel price declines during 2009. Rapidly declining prices, as we experienced during 2009, reduced our gross profit margin percentages to levels that were lower than our historical levels, and resulted in inventory lower of cost or market adjustments. Higher inventory levels held by us, other service centers or end-use customers could cause competitive pressures that could also reduce gross profit. Lower raw material costs for steel producers could result in customer demands for lower cost product, resulting in lower selling prices. Higher raw material costs for steel producers could cause the price of steel to increase. Rising prices result in higher working capital requirements for us and our customers. Some customers may not have sufficient credit lines or liquidity to absorb significant increases in the price of steel. While we have generally been successful in the past in passing on producers’ price increases and surcharges to our customers, there is no guarantee that we will be able to pass on price increases to our customers in the future.
Declining steel prices have generally adversely affected our net sales and net income, while increasing steel prices have generally favorably affected our net sales and net income.
Approximately 12.5% of our net sales in the first six months of 2010 were directly to automotive manufacturers or manufacturers of automotive components and parts. The automotive industry experiences significant fluctuations in demand based on numerous factors such as general economic conditions and consumer confidence. The automotive industry is also subject, from time to time, to labor work stoppages. The domestic automotive industry, which has experienced a number of recent bankruptcies, is emerging from significant restructuring. Certain customers in this industry represent an increasing credit risk.
Inflation generally affects us by increasing the cost of employee wages and benefits, transportation services, processing equipment, energy and borrowings under our revolving credit facility. General inflation, excluding increases in the price of steel and increased distribution expense, has not had a material effect on our financial results during the past two years.

We are exposed to the impact of fluctuating steel prices and interest rate changes. During the first six months of 2010 we entered into nickel swaps at the request of our customers. While these derivatives are intended to be effective in helping us manage risk, they have not been designated as hedging instruments. For certain customers, we enter into contractual relationships that entitle us to pass-through the economic effect of trading positions that we take with other third parties on our customers’ behalf.
Our primary interest rate risk exposure results from variable rate debt. We have not entered into any interest rate hedge transactions for speculative purposes or otherwise. However, we do have the option to enter into 30- to 180-day fixed base rate Euro loans under our revolving credit facility.
Item 4. Controls and Procedures
The evaluation required by Rule 13a-15 of the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report has been carried out under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. These disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in reports that are filed with or submitted to the SEC is: (i) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2010, our disclosure controls and procedures were effective.
There were no changes in our internal control over financial reporting that occurred during the second quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION
Items 1, 1A, 2, 3, 4 and 5 of this Part II are either inapplicable or are answered in the negative and are omitted pursuant to the instructions to Part II.
Item 6. Exhibits

Exhibit	Description of Document	Reference
4.21	Loan and Security Agreement, dated as of June 30, 2010, by and among the Registrant, the financial institutions from time to time party thereto, Bank of America, N.A., as administrative agent, and the other agents from time to time party thereto.	Incorporated by reference to Exhibit 4.21 to Registrant’s Form 8-K filed with the Commission on July 7, 2010 (Commission File No. 0-23320).

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLYMPIC STEEL, INC. (Registrant)
Date: August 5, 2010	By:	/s/ Michael D. Siegal
Michael D. Siegal
Chairman of the Board and Chief Executive Officer

By:	/s/ Richard T. Marabito
Richard T. Marabito
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)