Form 10-Q
period 2010-09-30
OLYMPIC STEEL INC
filed 2010-11-04
CIK 917470

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of November 4, 2010

Common stock, without par value	10,895,460

Olympic Steel, Inc.
Index to Form 10-Q

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
Olympic Steel, Inc.
Consolidated Balance Sheets
(in thousands)

	September 30,	December 31,
	2010	2009
	(unaudited)	(audited)
Assets

Cash and cash equivalents	$2,015	$5,190
Accounts receivable, net	96,213	51,269
Inventories, net	181,348	111,663
Income taxes receivable and deferred	3,785	41,963
Prepaid expenses and other	5,213	4,686

Total current assets	288,574	214,771

Property and equipment, at cost	232,599	222,149
Accumulated depreciation	(117,986)	(108,589)

Net property and equipment	114,613	113,560

Goodwill	7,083	6,583
Other long-term assets	5,098	3,534

Total assets	$415,368	$338,448

Liabilities

Accounts payable	$76,254	$52,167
Accrued payroll	10,541	6,874
Other accrued liabilities	6,947	7,213

Total current liabilities	93,742	66,254

Credit facility revolver	50,050	—
Other long-term liabilities	7,175	11,949
Deferred income taxes	1,160	633

Total liabilities	152,127	78,836

Shareholders’ Equity

Preferred stock	—	—
Common stock	118,765	118,212
Retained earnings	144,476	141,400

Total shareholders’ equity	263,241	259,612

Total liabilities and shareholders’ equity	$415,368	$338,448

The accompanying notes are an integral part of these statements.

Olympic Steel, Inc.
Consolidated Statements of Operations
(in thousands, except per share and tonnage data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(unaudited)		(unaudited)
Tons sold

Direct	218,173	161,758	647,729	470,176
Toll	22,164	19,670	66,588	56,622

	240,337	181,428	714,317	526,798

Net sales	$209,185	$121,599	$589,842	$384,898

Costs and expenses
Cost of materials sold (excludes items shown separately below, includes $81,063 of inventory lower of cost or market adjustments for the nine months ended September 30, 2009)	171,730	91,391	473,676	390,431
Warehouse and processing	13,436	9,748	37,057	29,526
Administrative and general	9,388	7,855	28,600	25,183
Distribution	5,176	3,806	14,312	11,386
Selling	6,164	2,855	14,845	8,971
Occupancy	1,297	1,188	3,940	4,203
Depreciation	3,270	2,897	9,775	8,581

Total costs and expenses	210,461	119,740	582,205	478,281

Operating income (loss)	(1,276)	1,859	7,637	(93,383)

Interest and other expense on debt	602	567	1,629	1,861

Income (loss) before income taxes	(1,878)	1,292	6,008	(95,244)

Income tax provision (benefit)	(641)	621	2,280	(36,628)

Net income (loss)	$(1,237)	$671	$3,728	$(58,616)

Earnings per share:

Net income (loss) per share — basic	$(0.11)	$0.06	$0.34	$(5.39)

Weighted average shares outstanding — basic	10,909	10,894	10,903	10,884

Net income (loss) per share — diluted	$(0.11)	$0.06	$0.34	$(5.39)

Weighted average shares outstanding — diluted	10,909	10,909	10,916	10,884

The accompanying notes are an integral part of these statements.

Olympic Steel, Inc.
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30,
(in thousands)

	2010	2009
	(unaudited)
Cash flows from (used for) operating activities:
Net income (loss)	$3,728	$(58,616)
Adjustments to reconcile net income (loss) to net cash from operating activities -
Depreciation and amortization	10,264	8,941
(Gain) loss on disposition of property and equipment	25	(11)
Stock-based compensation	485	(767)
Other long-term assets	(2,553)	1,239
Other long-term liabilities	(4,774)	(2,559)
Long-term deferred income taxes	527	(1,417)

	7,702	(53,190)

Changes in working capital:
Accounts receivable	(44,944)	23,269
Inventories	(69,685)	148,421
Income taxes receivable and deferred	38,178	(29,921)
Prepaid expenses and other	(527)	(1,046)
Accounts payable	23,440	(3,221)
Change in outstanding checks	647	(18,532)
Accrued payroll and other accrued liabilities	3,263	(15,191)

	(49,628)	103,779

Net cash from (used for) operating activities	(41,926)	50,589

Cash flows from (used for) investing activities:
Capital expenditures	(10,733)	(10,754)
Proceeds from disposition of property and equipment	19	12

Net cash used for investing activities	(10,714)	(10,742)

Cash flows from (used for) financing activities:
Credit facility revolver borrowings (payments), net	50,050	(38,758)
Proceeds from exercise of stock options (including tax benefit) and employee stock purchases	68	211
Dividends paid	(653)	(978)

Net cash from (used for) financing activities	49,465	(39,525)

Cash and cash equivalents:
Net change	(3,175)	322
Beginning balance	5,190	891

Ending balance	$2,015	$1,213

The accompanying notes are an integral part of these statements.

Olympic Steel, Inc.
Notes to Consolidated Financial Statements
(unaudited)
September 30, 2010
(1) Basis of Presentation:
The accompanying consolidated financial statements have been prepared from the financial records of Olympic Steel, Inc. and its wholly-owned subsidiaries (collectively, Olympic or the Company), without audit and reflect all normal and recurring adjustments which are, in the opinion of management, necessary to fairly state the results of the interim periods covered by this report. Year-to-date results are not necessarily indicative of 2010 annual results and these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. All significant intercompany transactions and balances have been eliminated in consolidation.
Outstanding checks of $13.9 million, $10.2 million, $1.7 million, $20.3 million and $13.9 million, as of September 30, 2010, December 31, 2009, September 30, 2009, December 31, 2008 and December 31, 2007, respectively, represent checks issued that have not yet been presented for payment to the banks and are classified as accounts payable in the Company’s Consolidated Balance Sheet. The Company typically funds these overdrafts through normal collections of funds or transfers from bank balances at other financial institutions.
In June 2010, the Company revised the presentation of changes of outstanding checks from a financing activity to an operating activity in its Consolidated Statement of Cash Flows with a conforming change to the prior period presentation. The effect of this revision had no impact on the net increase (decrease) in cash; however, it changed the cash provided by operating activities for the nine-month period ended September 30, 2009 and the years ended December 31, 2009, 2008 and 2007 from $69.1 million, $67.4 million, $6.2 million and $64.7 million, respectively, as previously disclosed in the quarterly report on Form 10-Q for the quarterly period ended September 30, 2009 and the Annual Reports on Form 10-K for the years ended December 31, 2009 and 2008, to $50.6 million, $57.3 million, $12.5 million and $61.7 million, respectively, with a corresponding change in the cash flows provided by (used in) financing activities for the nine month period ended September 30, 2009 and the years ended December 31, 2009, 2008 and

2007 from $(58.1) million, $(51.2) million, $19.9 million and $(51.4) million, respectively, to $(39.5) million, $(41.1) million, $13.6 million and $(48.4) million, respectively.
(2)	Accounts Receivable:
The Company maintained allowances for doubtful accounts and unissued credits of $4.7 million and $2.1 million at September 30, 2010 and December 31, 2009, respectively. The increase in the allowance for doubtful accounts relates primarily to a customer that unexpectedly ceased operations in the third quarter of 2010. The allowance for doubtful accounts is maintained at a level management considers appropriate based on historical experience and specific customer collection issues that have been identified. Estimations are based upon a calculated percentage of accounts receivable, which remains fairly level from year to year, and judgments about the probable effects of economic conditions on certain customers, which can fluctuate significantly from year to year. The Company cannot guarantee that the rate of future credit losses will be similar to past experience. The Company considers all available information when assessing the adequacy of its allowance for doubtful accounts each quarter.
(3) Inventories:
Steel inventories consist of the following:

	September 30,	December 31,
(in thousands)	2010	2009
Unprocessed	$126,037	$86,071
Processed and finished	55,311	25,592

Totals	$181,348	$111,663

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

(4) Investments in Joint Ventures:
The Company and the United States Steel Corporation each own 50% of Olympic Laser Processing (OLP), a company that produced laser welded sheet steel blanks for the automotive industry. OLP ceased operations during the first quarter of 2006. In December 2006, the Company advanced $3.2 million to OLP to cover a loan guarantee. As of September 30, 2010, the investment in and advance to OLP was valued at $2.5 million on the Company’s Consolidated Balance Sheet. The Company believes the underlying value of OLP’s remaining real estate, upon liquidation, will be sufficient to repay the $2.5 million advance at a later date.
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
The ABL Facility requires the Company to comply with various covenants, the most significant of which include: (i) until maturity of the ABL Facility, if any commitments or obligations are outstanding and the Company’s availability is less than the greater of $20 million or 15% of the aggregate amount of revolver commitments, then the Company must maintain a ratio of EBITDA minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.10 to 1.00 for the most recent twelve fiscal month period; (ii) limitations on dividend payments; (iii) restrictions on additional indebtedness; and (iv) limitations on investments and joint ventures. The Company has the option to borrow based on the agent’s base rate plus a premium ranging from 1.00% to 1.50% or the London Interbank Offered Rate (LIBOR) plus a premium ranging from 2.50% to 3.00%.
As of September 30, 2010, the Company was in compliance with its covenants and had approximately $73 million of availability under the ABL Facility.

(6) Shares Outstanding and Earnings Per Share:
Earnings per share have been calculated based on the weighted average number of shares outstanding as set forth below:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(in thousands, except per share data)	2010	2009	2010	2009
Weighted average basic shares outstanding	10,909	10,894	10,903	10,884
Assumed exercise of stock options and issuance of stock awards	—	15	13	—

Weighted average diluted shares outstanding	10,909	10,909	10,916	10,884

Net income (loss)	$(1,237)	$671	$3,728	$(58,616)

Basic earnings (loss) per share	$(0.11)	$0.06	$0.34	$(5.39)

Diluted earnings (loss) per share	$(0.11)	$0.06	$0.34	$(5.39)

Anti-dilutive securities outstanding	140	24	138	180

(7) Derivative Instruments:
During 2010, the Company entered into nickel swaps indexed to the London Metal Exchange (LME) price of nickel with a third-party broker. The nickel swaps are treated as derivatives for accounting purposes. We enter into them to mitigate the risk of volatility in the price of nickel. The nickel swaps vary in length from one to five months and are settled with the broker at maturity. The economic benefit or loss arising from the changes in fair value of the swaps is contractually passed through to the customer. The primary risk associated with the nickel swaps is the ability of our customer to honor its agreement with the Company related to derivative instruments. If the customer is unable to honor its agreement, the Company’s risk of loss is the fair value of the nickel swap.
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

		Fair Value of Derivative Instruments
		Not Designated as Hedges
	As of September 30, 2010
	Assets		Liabilities
(in thousands)	Current	Fair value	Current	Fair value
Nickel swaps	$38	$38	$—	$—
Embedded customer derivatives	—	—	41	41

Total derivative fair value	$38	$38	$41	$41

The embedded customer derivatives are included in Other accrued liabilities and the nickel swaps are included in Accounts receivable, net on the Consolidated Balance Sheet at September 30, 2010.
As of September 30, 2010, we had received $3 thousand of net derivative gains that we had not yet settled under the embedded customer derivative agreement. Settlement of these liabilities is expected to occur during the fourth quarter of 2010. There was no net impact of the derivatives to the Company’s Consolidated Statement of Operations for the three and nine months ended September 30, 2010. The table below shows the impact of the derivatives for the nine months ended September 30, 2010.

Net Gain (Loss)
(in thousands)	Recognized
Nickel swaps	$(79)
Embedded customer derivatives	79

Total	$—

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the liability in an orderly transaction between market participants on the measurement date. Valuation techniques must maximize the use of observable inputs and minimize the use of unobservable inputs.
The fair value of the Company’s nickel swaps and embedded customer derivatives is determined by using Level 2 inputs. The inputs used include the price of nickel indexed to the LME. The following table presents information about the Company’s asset and liabilities that were measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company.

		Fair Value Measurements
		at September 30, 2010
(in thousands)	Level 1	Level 2	Level 3	Total
Nickel swaps	$—	$38	$—	$38
Embedded customer derivatives	—	(41)	—	(41)

	$—	$(3)	$—	$(3)

(8) Stock Options:
In January 1994, the Olympic Steel, Inc. Stock Option Plan (Option Plan) was adopted by the Board of Directors and approved by the shareholders of the Company. The Option Plan terminated on January 5, 2009. Termination of the Option Plan did not affect outstanding options.
To the extent possible, shares of treasury stock are used to satisfy shares resulting from the exercise of stock options. All options are vested and expire 10 years after the grant date.
The following table summarizes the effect of the impact of stock options on the results of operations:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(in thousands, except per share data)	2010	2009	2010	2009
Stock option expense before taxes	$—	$53	$60	$158
Stock option expense after taxes	$—	$32	$38	$97
Impact per basic share	$—	$—	$—	$0.01
Impact per diluted share	$—	$—	$—	$0.01

All pre-tax charges related to stock options were included in the caption “Administrative and general” on the accompanying Consolidated Statement of Operations.
No options were granted during 2009 through the termination of the Option Plan on January 5, 2009.
The following table summarizes stock option award activity during the nine months ended September 30, 2010:

			Weighted	Aggregate
	Number of	Weighted Average	Average Remaining	Intrinsic Value
	Options	Exercise Price	Contractual Term	(in thousands)
Outstanding at December 31, 2009	55,007	$19.29
Granted	—	—
Exercised	(4,000)	12.32
Canceled	—	—

Outstanding at September 30, 2010	51,007	$19.83	4.8 years	$389

Exercisable at September 30, 2010	51,007	$19.83	4.8 years	$389

The total intrinsic value of stock options exercised during the nine months ended September 30, 2010 and 2009 was $44 thousand and $227 thousand, respectively. The fair value of options vested during the nine months ended September, 2010 and 2009 totaled $60 thousand and $158 thousand, respectively.
By June 30, 2010, all expense with respect to non-vested stock option awards had been recognized and amortized into expense.
(9) Restricted Stock Units and Performance Share Units:
The Olympic Steel 2007 Omnibus Incentive Plan (the Plan) was approved by the Company’s Board of Directors and shareholders in 2007. The Plan authorizes the Company to grant stock options, stock appreciation rights, restricted shares, restricted share units, performance shares, and other stock- and cash-based awards to employees and Directors of, and consultants to, the Company and its affiliates. Under the Plan, 500,000 shares of common stock are available for equity grants.

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
Stock-based compensation expense recognized on RSUs and PERSUs for the three and nine months ended September 30, 2010 and 2009, respectively, is summarized in the following table:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(in thousands, except per share data)	2010	2009	2010	2009
Stock award expense (reversal) before taxes	$142	$(479)	$425	$(924)
Stock award expense (reversal) after taxes	$86	$(288)	$264	$(569)
Impact per basic share	$0.01	$(0.02)	$0.02	$(0.05)
Impact per diluted share	$0.01	$(0.02)	$0.02	$(0.05)
All pre-tax charges related to RSUs and PERSUs were included in the caption “Administrative and general” on the accompanying Consolidated Statement of Operations.
The following table summarizes the activity related to RSUs for the nine months ended September 30, 2010:

		Weighted
		Average	Aggregate
	Number of	Exercise	Intrinsic Value
	Shares	Price	(in thousands)
Outstanding at December 31, 2009	21,600	$28.84
Granted	32,202	33.85
Converted into shares	(7,200)	21.63
Forfeited	—	—

Outstanding at September 30, 2010	46,602	$33.41	$8

Vested at September 30, 2010	21,600	$28.84	$8

There was no intrinsic value for the RSUs that were converted into shares in 2009. During the nine months ended September 30, 2010, 7,200 RSUs were converted into shares. There were no RSUs converted into shares during the nine months ended September 30, 2009.
The following table summarizes the activity related to PERSUs for the nine months ended September 30, 2010:

Weighted
		Average	Aggregate
	Number of	Exercise	Intrinsic Value
	Shares	Price	(in thousands)
Outstanding at December 31, 2009	86,668	$25.77
Granted	—	$—
Converted into shares	—	$—
Lapsed based on performance criteria	—	$—
Forfeited	—	$—

Outstanding at September 30, 2010	86,668	$25.77	$59

Vested at September 30, 2010	—	$—	$—

Since inception of the PERSU program, no PERSUs have been converted into shares.
(10) Income Taxes:
For the first nine months of 2010, the Company recorded an income tax provision of $2.3 million, or 37.9%, compared to an income tax benefit of $36.6 million, or 38.5%, for the first nine months of 2009. The majority of the tax benefit from 2009 represents the tax effect of operating losses that were carried back to prior years, resulting in a cash refund of $38.2 million received in April 2010.
(11) Supplemental Cash Flow Information:
Interest paid during the first nine months of 2010 totaled $1.1 million, compared to $1.7 million in the first nine months of 2009. Income taxes refunded, net of income taxes paid, during the first nine months of 2010 and 2009, respectively, totaled $36.4 million and $2.0 million.
(12) Impact of Recently Issued Accounting Pronouncements:
There were no accounting pronouncements issued during the first nine months of 2010 expected to have a future material impact on Olympic’s financial statements.

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
We operate as a single business segment with 15 strategically located processing and distribution facilities in Connecticut, Georgia, Illinois, Iowa, Michigan, Minnesota, North Carolina, Ohio, Pennsylvania, and Washington. In the third quarter of 2010, we purchased our 16th facility for $1.4 million, which is located in Mt. Sterling, Kentucky. The facility is expected to become operational in the first quarter of 2011. The Company did not renew its lease in South Carolina and no longer operates there. Our geographic footprint allows us to focus on regional customers and larger national and multi-national accounts, primarily located throughout the midwestern, eastern and southern United States.
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
Our results of operations are affected by numerous external factors including, but not limited to: general and global business, economic, financial, banking and political conditions; competition; metal pricing, demand and availability; energy prices; pricing and availability of raw materials used in the production of metals; inventory held in the supply chain; customer demand for metal; customers’ ability to manage their credit line availability; and layoffs or work stoppages by our own, our suppliers’ or our customers’ personnel. The metals industry also continues to be affected by the global consolidation of our suppliers, competitors and end-use customers.
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

As selling prices declined in 2009, our average selling prices fell below our average cost of inventory requiring us to recognize inventory lower of cost or market adjustments. We were required under U.S. Generally Accepted Accounting Principles to write down the value of our inventory to its net realizable value, less reasonable costs to complete the inventory into finished form, resulting in a $81.1 million pre-tax charge for the nine months ended September 30, 2009.
Due to the global economic crisis and the unprecedented drop in sales during 2009, we took significant steps to reduce our operating expenses. The cost reductions were achieved through various initiatives, including: headcount reductions; elimination of temporary labor and overtime; reduced work hours to match depressed customer production schedules; company-wide base pay reductions; the consolidation of our Philadelphia facility into our other facilities; benefits reductions; and heightened control over all discretionary spending. During 2010, variable operating expenses have increased related to increased shipment levels. In order to meet increased customer production schedules, headcount, the use of temporary labor and overtime hours have all increased over 2009. In addition, during the end of the first and second quarters, we phased in restorations for pay originally reduced in 2009. The impact of the pay restorations was approximately $373 thousand in the third quarter of 2010 and $623 thousand for the first nine months of 2010.
At September 30, 2010, we employed approximately 1,059 people. Approximately 174 of the hourly plant personnel at our Detroit and Minneapolis facilities are represented by three separate collective bargaining units. A collective bargaining agreement covering our Detroit workers expires August 31, 2012. A collective bargaining agreement covering our Minneapolis plate facility workers expires March 31, 2012. A new collective bargaining agreement was reached covering our Minneapolis coil facility workers, which expires September 30, 2015. We have never experienced a work stoppage and we believe that our relationship with employees is good. However, any prolonged work stoppages by our personnel represented by collective bargaining units could have a material adverse impact on our business, financial condition, results of operations and cash flows.
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
Results of Operations
The following table sets forth certain income statement data for the three and nine months ended September 30, 2010 and 2009 (dollars are shown in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2010		2009		2010		2009
		% of net		% of net		% of net		% of net
	$	sales	$	sales	$	sales	$	sales
Net sales	$209,185	100.0%	$121,599	100.0%	$589,842	100.0%	$384,898	100.0%
Gross profit (1)	37,455	17.9%	30,208	24.8%	116,166	19.7%	(5,533)	(1.4%)
Operating expenses (2)	38,731	18.5%	28,349	23.3%	108,529	18.4%	87,850	22.8%
Operating income (loss)	$(1,276)	(0.6%)	$1,859	1.5%	$7,637	1.3%	$(93,383)	(24.3%)

(1)	Gross profit is calculated as net sales less the cost of materials sold (as defined in the Consolidated Statement of Operations) and includes $81.1 million of inventory lower of cost or market adjustment for the nine months ended September 30, 2009.

(2)	Operating expenses are calculated as total costs and expenses less the cost of materials sold.
Tons sold increased 32.5% to 240 thousand in the third quarter of 2010 from 181 thousand in the third quarter of 2009. Tons sold in the third quarter of 2010 included 218 thousand from direct sales and 22 thousand from toll processing, compared with 162 thousand direct tons and 19 thousand toll tons in the comparable period of last year. Tons sold increased 35.6% to 714 thousand in the first nine months of 2010 from 527 thousand in the first nine months of 2009. Tons sold in the first nine months of 2010 included 648 thousand from direct sales and 66 thousand from toll processing, compared with 470 thousand direct tons and 57 thousand toll tons in the comparable period of last year. Tons sold in the first nine months of 2010 were higher in substantially all of the Company’s markets, compared to 2009. In 2009, tons sold were significantly depressed due to the impact of the global economic crisis.
Net sales increased 72.0% to $209.2 million in the third quarter of 2010 from $121.6 million in the third quarter of 2009. Net sales increased 53.2% to $589.8 million in the first nine months of 2010 from $384.9 million in the first nine months of 2009. Average selling prices in the third quarter of 2010 were $870 per ton, compared with $670 per ton in the third quarter of 2009, and $843 per ton in the second quarter of 2010. The increase in sales was due to increased shipments and higher selling prices in 2010 than 2009. We expect normal seasonal patterns to negatively impact our tons sold and net sales at the end of the fourth quarter of 2010.
As a percentage of net sales, gross profit (as defined in the table above) totaled 17.9% in the third quarter of 2010 compared to 24.8% in the third quarter of 2009. For the first nine months of 2010, gross margins increased to 19.7% from (1.4%) in the first nine months of 2009. The first nine months of 2009 gross margin results included $81.1 million inventory lower of cost or market adjustments recorded at the end of the first and second quarters. Gross margins were adversely impacted in the third quarter of 2010 by (i) falling market prices for carbon and stainless steel products, (ii) the mix of sales, and (iii) market share growth. In 2010, a larger percentage of sales have been made to the lower margin automotive industry, and we have increased our sales of stainless steel, which carries a lower gross margin percentage than carbon products. We have also increased sales volume in 2010 at lower margins in order to gain market share in a recovering economy.
Operating expenses in the third quarter of 2010 increased $10.4 million from the third quarter of 2009. Operating expenses in the first nine months of 2010 increased $20.7 million from the first nine months of 2009. As a percentage of net sales, operating expenses decreased to 18.5% for the third quarter of 2010 from 23.3% in the comparable 2009 period. As a percentage of net sales, operating expenses decreased to 18.4% for the first nine months of 2010 from 22.8% in the comparable 2009 period. During 2010, variable operating expenses such as distribution and selling costs have increased as a result of increased shipment levels. In order to meet increased customer production schedules, headcount, the use of temporary labor and overtime hours have all increased. In addition, during the end of the first and second quarters of 2010, we phased in restorations for pay originally reduced in 2009. The impact of the pay restorations was approximately $373 thousand in the third quarter of 2010 and $623 thousand for the first nine months of 2010. Operating expenses for the third quarter of 2010 include a one-time charge of $2.1 million of bad debt expense related to a customer that unexpectedly ceased operations in the third quarter. This charge was included in the caption “Selling” on the accompanying Consolidated Statement of Operations. For the first nine months of 2010, bad debt expense totaled $2.8 million, compared to $425 thousand for the first nine months of 2009. For the first nine months of 2010, $130 thousand related to unamortized bank fees under the Company’s former revolving credit facility (the former Credit Facility) was expensed and included in the caption “Administrative and general” on the accompanying Consolidated Statement of Operations. Increased depreciation expense is associated with the capitalization of our new business system and other capital projects completed in 2009.
Interest and other expense on debt totaled $602 thousand for the third quarter of 2010 compared to $567 thousand for the third quarter of 2009. Interest and other expense on debt totaled $1.6 million for the first nine months of 2010 compared to $1.9 million for the first nine months of 2009. Our effective borrowing rate, exclusive of deferred financing fees and commitment fees, was 4.6% for the first nine months of 2010 compared to 3.7% for the first nine months of 2009. The decrease in interest and other expense on debt in 2010 was primarily attributable to lower amounts of borrowings.
For the third quarter of 2010, loss before income taxes totaled $1.9 million compared to income of $1.3 million in the third quarter of 2009. For the first nine months of 2010, income before income taxes totaled $6.0 million, compared to a loss before income taxes of $95.2 million in the first nine months of 2009. An income tax provision of 37.9% was recorded for the first nine months of 2010, compared to an income tax benefit of 38.5% for the first nine months of 2009. The majority of the tax benefit from 2009 represents the tax effect of operating losses that were carried back to prior years, resulting in a cash refund of $38.2 million received in April 2010. Income taxes refunded, net of income taxes paid, during the first nine months of 2010 and 2009, respectively, totaled $36.4 million and $2.0 million.
Net loss for the third quarter of 2010 totaled $1.2 million or $0.11 per basic and diluted share, compared to net income of $671 thousand or $0.06 per basic and diluted share for the third quarter of 2009. Net income for the first nine months of 2010 totaled $3.7 million or $0.34 per basic and diluted share, compared to a net loss of $58.6 million or $5.39 per basic and diluted share for the first nine months of 2009.
Liquidity and Capital Resources
Our principal capital requirements include funding working capital needs, purchasing, upgrading and acquiring processing equipment, facilities and other businesses, business information and technology systems, and paying dividends. We use cash generated from operations, leasing transactions and our revolving credit facility to fund these requirements.
Working capital at September 30, 2010 totaled $194.8 million, a $46.3 million increase from December 31, 2009. The increase was primarily attributable to a $44.9 million increase in accounts receivable and a $69.7 million increase in inventories (both resulting from higher sales volumes and higher prices for metals), partially offset by a $38.2 million decrease in income taxes receivable and deferred (related to the receipt of a $38.2 million income tax refund in April 2010), a $24.1 million increase in accounts payable (associated with higher inventory levels) and a $3.4 million increase in accrued expenses.
For the nine months ended September 30, 2010, we used $41.9 million of net cash for operations, including $49.6 million, which was used for working capital.
During the first nine months of 2010, we spent $10.7 million on capital expenditures. The expenditures were primarily attributable to the continued investments associated with our new business system implementations and value-added equipment in existing facilities. In the third quarter of 2010, we purchased our 16th facility which is located in Mt. Sterling, Kentucky and which is expected to become operational in the first quarter of 2011. During the remainder of 2010, we expect to continue to invest in our business systems, value-added equipment and maintenance-type capital expenditures. In November 2010, the Company signed agreements to purchase a new temper mill and cut-to-length line, with plans to locate it on United States Steel Corporation’s (U.S. Steel) Gary Works facility in Gary, Indiana. Terms of the agreement with U.S. Steel are being finalized, and are subject to change. The Company expects to invest approximately $25 million in the new temper mill project. The project includes the purchase of an approximate 150,000 square foot facility to house a cut-to-length line, a four-high temper mill, and multiple pieces of plate burning equipment. The temper mill equipment is expected to be operational in the first quarter of 2012. Once fully operational, the new equipment, depending on steel processed, adds 150,000 to 180,000 new tons of tempered sheet capacity annually.
We continue to successfully implement our new business systems. During the first nine months of 2010, we expensed $955 thousand and capitalized $3.0 million associated with the implementation of the systems. Since the project began in 2006, we have expensed $9.4 million and capitalized $14.8 million associated with the project.
During the first nine months of 2010, $49.5 million of cash was provided from financing activities, which primarily consisted of borrowings under our revolving credit facility.
In November 2010, our Board of Directors approved a regular quarterly dividend of $0.02 per share, which is payable on December 15, 2010 to shareholders on record as of December 1, 2010. Our Board of Directors previously approved 2010 regular quarterly dividends of $0.02 per share, which were paid on March 15, 2010, June 15, 2010 and September 15, 2010. Dividend distributions in the future are subject to the availability of cash, the $2.5 million annual limitation on cash dividends under our ABL Facility, as defined below, and continuing determination by our Board of Directors that the payment of dividends remains in the best interest of our shareholders.
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
The ABL Facility requires the Company to comply with various covenants, the most significant of which include: (i) until maturity of the ABL Facility, if any commitments or obligations are outstanding and the Company’s availability is less than the greater of $20 million or 15% of the aggregate amount of revolver commitments, then the Company must maintain a ratio of EBITDA minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.10 to 1.00 for the most recent twelve fiscal month period; (ii) limitations on dividend payments; (iii) restrictions on additional indebtedness; and (iv) limitations on investments and joint ventures.

The Company has the option to borrow based on the agent’s base rate plus a premium ranging from 1.00% to 1.50% or the London Interbank Offered Rate (LIBOR) plus a premium ranging from 2.50% to 3.00%.
For the nine months ended September 30, 2010, $130 thousand related to unamortized bank fees under the former Credit Facility was expensed and included in the caption “Administrative and general” on the accompanying Consolidated Statement of Operations.
As of September 30, 2010, the Company was in compliance with its covenants and had approximately $73 million of availability under the ABL Facility.
We believe that funds available under the ABL Facility (including its $50 million accordion feature) and lease arrangement proceeds, together with funds generated from operations, will be sufficient to provide us with the liquidity necessary to fund anticipated working capital requirements, capital expenditure requirements, and our dividend payments over at least the next 12 months. In the future, we may, as part of our business strategy, acquire companies or assets in the same or complementary lines of business, or enter into and exit strategic alliances and joint ventures. We intend to finance any acquisitions with either cash, cash generated from operations, borrowings under available credit facilities, proceeds from debt or equity offerings and/or the issuance of common stock. Accordingly, the timing and size of our capital requirements are subject to change as business conditions warrant and opportunities arise.
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
•	the ability to successfully finalize an agreement with U.S. Steel for the purchase of a facility in Gary, Indiana, and to place the facility in operation on the expected timeframe;

•	fluctuations in metal demand and metal pricing;

•	general and global business, economic, financial and political conditions, including the ongoing effects of the global economic crisis and recovery;

•	access to capital and global credit markets;

•	competitive factors such as the availability and pricing of metal, industry shipping and inventory levels and rapid fluctuations in customer demand and metal pricing;

•	the cyclicality and volatility within the metals industry;

•	the ability of our customers (especially those that may be highly leveraged, those in the domestic automotive industry and those with inadequate liquidity) to maintain their credit availability;

•	the ability of our customers to honor their agreements related to derivative instruments;

•	customer, supplier and competitor consolidation, bankruptcy or insolvency;

•	reduced production schedules, layoffs or work stoppages by our own or our suppliers’ or customers’ personnel;

•	the availability and costs of transportation and logistical services;

•	equipment installation delays or malfunctions, including the new temper mill and cut-to-length line;

•	the amounts, successes and our ability to continue our capital investments and our business information system implementations;

•	the successes of our strategic efforts and initiatives to increase sales volumes, maintain or improve working capital turnover and free cash flows, reduce costs and improve inventory turnover and improve our customer service;

•	the timing and outcome of inventory lower of cost or market adjustments;

•	the adequacy of our existing information technology and business system software;

•	the successful implementation of our new enterprise-wide information systems;

•	the timing and outcome of our joint venture’s efforts and ability to liquidate its remaining real estate;

•	our ability to pay regular quarterly cash dividends and the amounts and timing of any future dividends;

•	our ability to generate free cash flow through operations, reduce inventory and to repay debt within anticipated time frames; and

•	the recently enacted federal healthcare legislation’s impact on the healthcare benefits required to be provided by us and the impact of such legislation on our compensation and administrative costs.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
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
Approximately 12.6% of our net sales in the first nine months of 2010 were directly to automotive manufacturers or manufacturers of automotive components and parts. The automotive industry experiences significant fluctuations in demand based on numerous factors such as general economic conditions and consumer confidence. The automotive industry is also subject, from time to time, to labor work stoppages. The domestic automotive industry, which has experienced a number of recent bankruptcies, is emerging from significant restructuring.
Inflation generally affects us by increasing the cost of employee wages and benefits, transportation services, processing equipment, energy and borrowings under our ABL Facility. General inflation, excluding increases in the price of steel and increased distribution expense, has not had a material effect on our financial results during the past two years.
We are exposed to the impact of fluctuating steel prices and interest rate changes. During the first nine months of 2010 we entered into nickel swaps at the request of our customers. While these derivatives are intended to be effective in helping us manage risk, they have not been designated as hedging instruments. For certain customers, we enter into contractual relationships that entitle us to pass-through the economic effect of trading positions that we take with other third parties on our customers’ behalf.
Our primary interest rate risk exposure results from variable rate debt. We have not entered into any interest rate hedge transactions for speculative purposes or otherwise. However, we do have the option to enter into 30- to 180-day fixed base rate Euro loans under the ABL Facility.
Item 4. Controls and Procedures
The evaluation required by Rule 13a-15 of the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report has been carried out under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. These disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in reports that are filed with or submitted to the SEC is: (i) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2010, our disclosure controls and procedures were effective.
There were no changes in our internal control over financial reporting that occurred during the third quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

OLYMPIC STEEL, INC. (Registrant)
Date: November 4, 2010	By:	/s/ Michael D. Siegal
Michael D. Siegal
Chairman of the Board and Chief Executive Officer

	By:	/s/ Richard T. Marabito
Richard T. Marabito
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)