Form 10-K
period 2010-12-31
OLYMPIC STEEL INC
filed 2011-02-24
CIK 917470

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Year Ended December 31, 2010
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Transition Period From To

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑

As of June 30, 2010, the aggregate market value of voting stock held by nonaffiliates of the registrant based on the closing price at which such stock was sold on the Nasdaq Global Select Market on such date approximated $209,997,781. The number of shares of common stock outstanding as of February 24, 2011 was 10,899,460.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days of the close of its fiscal year ended December 31, 2010, portions of which document shall be deemed to be incorporated by reference in Part III of this Annual Report on Form 10-K from the date such document is filed.

PART I

ITEM 1.	BUSINESS

The Company

We are a leading U.S. metals service center with over 56 years of experience. Our primary focus is on the direct sale and distribution of large volumes of processed carbon, coated, aluminum and stainless flat-rolled sheet, coil and plate products. We act as an intermediary between metal producers and manufacturers that require processed metal for their operations. We serve customers in most carbon steel consuming industries, including manufacturers and fabricators of transportation and material handling equipment, construction and farm machinery, storage tanks, environmental and energy generation equipment, automobiles, food service and electrical equipment, military vehicles and equipment, as well as general and plate fabricators and metals service centers. We distribute our products primarily through a direct sales force.

We operate as a single reportable business segment with 16 strategically located processing and distribution facilities in Connecticut, Georgia, Illinois, Iowa, Michigan, Minnesota, North Carolina, Ohio, Pennsylvania, and Washington. In the third quarter of 2010, we purchased our 16th facility for $1.4 million, which is located in Mt. Sterling, Kentucky. The facility is expected to become operational in the first quarter of 2011. Our geographic footprint allows us to focus on regional customers and larger national and multi-national accounts, primarily located throughout the midwestern, eastern and southern United States.

We are incorporated under the laws of the State of Ohio. Our executive offices are located at 5096 Richmond Road, Cleveland, Ohio 44146. Our telephone number is (216) 292-3800, and our website address is www.olysteel.com. We are not including the information on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K.

Industry Overview

The metal industry is comprised of three types of entities: metal producers, intermediate metal processors and metals service centers. Metal producers have historically emphasized the sale of metal to volume purchasers and have generally viewed intermediate metal processors and metals service centers as part of their customer base. However, all three types of entities can compete for certain customers who purchase large quantities of metal. Intermediate metal processors tend to serve as processors in large quantities for metal producers and major industrial consumers of processed metal, including automobile and appliance manufacturers.

Services provided by metals service centers can range from storage and distribution of unprocessed metal products to complex, precision value-added metal processing. Metals service centers respond directly to customer needs and emphasize value-added processing of metal pursuant to specific customer demands, such as cutting-to-length, slitting, shearing, roll forming, shape correction and surface improvement, blanking, tempering, plate burning and stamping. These processes produce metal to specified lengths, widths, shapes and surface characteristics through the use of specialized equipment. Metals service centers typically have lower cost structures than, and provide services and value-added processing not otherwise available from, metal producers.

End product manufacturers and other metal users have increasingly sought to purchase metal on shorter lead times and with more frequent and reliable deliveries than can normally be provided by metal producers. Metals service centers generally have lower labor costs than metal producers and consequently process metal on a more cost-effective basis. In addition, due to this lower cost structure, metals service centers are able to handle orders in quantities smaller than would be economical for metal producers. The benefits to customers purchasing products from metals service centers include lower inventory levels, lower overall cost of raw materials, more timely response and decreased manufacturing time and expense. Customers also benefit from a lower investment in buildings and equipment, which allows them to focus on the engineering and marketing of their products. We believe that the increasing prevalence of just-in-time delivery requirements has made the value-added inventory, processing and delivery functions performed by metals service centers increasingly important.

Corporate History

Our company was founded in 1954 by the Siegal family as a general steel service center. Michael Siegal, the son of one of the founders, began his career with us in the early 1970s and has served as our Chief Executive Officer since 1984, and as our Chairman of the Board of Directors since 1994. David Wolfort, our President and Chief Operating Officer, joined us as General Manager in 1984. In the late 1980s, our business strategy changed from a focus on warehousing and distributing steel from a single facility with no major processing equipment to a focus on growth, geographic and customer diversity and value-added processing. An integral part of our growth has been the acquisition and start-up of processing and sales operations, and the investment in processing equipment. In 1994, we completed an initial public offering and, in 1996, we completed a follow-on offering of our common stock.

Business Strategy and Objectives

We believe that the metals service center and processing industry is driven by four primary trends: (i) increased outsourcing of manufacturing processes by domestic original equipment manufacturers; (ii) shift by customers to fewer suppliers that are larger and financially strong; (iii) increased customer demand for higher quality products and services; and (iv) consolidation and globalization of metal industry participants.

In recognition of these industry dynamics, our focus has been on achieving profitable geographic and product growth through the start-up and acquisition of service centers, processors, fabricators and related businesses, and investments in people, higher value-added processing equipment and services, while continuing our commitment to expanding and improving our sales and servicing efforts.

We have focused on specific operating objectives including: (i) investing in automation and value-added processing equipment; (ii) controlling operating expenses in relation to sales and gross margins; (iii) maintaining inventory turnover at approximately five times per year; (iv) maintaining targeted cash turnover rates; (v) investing in technology and business information systems; (vi) improving safety awareness; and (vii) improving on-time delivery and quality performance for our customers.

These operating objectives are supported by:

•	A set of core values, which is communicated, practiced and measured throughout the Company.

•	Our “flawless execution” program (Fe), which is an internal program that empowers employees to achieve profitable growth by delivering superior customer service and exceeding customer expectations and recognizes them for their efforts.

•	On-going business process enhancements and redesigns to improve efficiencies and reduce costs.

•	New systems and key metric reporting to focus managers on achieving specific operating objectives.

•	Alignment of compensation with the financial performance of the Company and the achievement of specific operating objectives.

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

Investments in automated welding lines, paint lines, precision machining equipment, blanking lines, shot blasters, plate processing equipment and customized temper mills with heavy gauge cut-to-length capabilities have allowed us to further increase our higher value-added processing services.

We have invested and continue to invest in growth initiatives. During the first quarter of 2010, we acquired Integrity Stainless, a distributor of primary and secondary stainless steel sheets, coil and strip coil, to expand our stainless business. During the third quarter of 2010, we purchased our 16th facility, which is located in Mt. Sterling, Kentucky. The facility is expected to become operational during the first quarter of 2011. In addition, we signed purchase agreements in the fourth quarter of 2010 to purchase a new temper mill and cut-to-length line, which we plan to locate on United States Steel Corporation’s, or U.S. Steel’s, Gary Works facility in Gary, Indiana. The terms of the agreement with U.S. Steel are being finalized. We also continued the implementation of our new business system bringing our total locations using the new system to seven. In 2009, we completed an 80,000 square foot expansion of one of our Chambersburg, Pennsylvania facilities, completed a new office building in Winder, Georgia and added a fabrication shop inside our Bettendorf, Iowa facility. These significant capital expenditures will allow us to further expand our processing and value-added services.

Sales And Marketing.  We believe that our commitment to quality, service, just-in-time delivery and field sales personnel has enabled us to build and maintain strong customer relationships. We continuously analyze our customer base to ensure that strategic customers are properly targeted and serviced, while focusing our efforts to supply and service our larger customers on a national basis, where we successfully service multi-location customers from multi-location Olympic facilities. In addition, we offer business solutions to our customers through value-added and value-engineered services. We also provide inventory stocking programs and in-plant employees located at certain customer locations to help reduce customers’ costs. We continue to expand our owned truck fleet to further enhance our just-in-time deliveries based on our customers’ requirements.

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

Our sales efforts are further supported by metallurgical engineers, technical service personnel and product specialists who have specific expertise in carbon and stainless steel, aluminum, alloy plate and steel fabrication. Since 2009 we have expanded our stainless steel and aluminum products and added sales personnel to grow the sales in those areas. Our services for specific customers also include integration into our internal business systems to provide cost efficiencies for both us and our customers.

Management.  We believe one of our strengths is the depth and experience of our management team. In addition to our executive officers, members of our senior management team have a diversity of backgrounds within the metal industry, including management positions at metal producers and other metals service centers. They average 28 years of experience in the metal industry and 17 years with our company.

Products, Processing Services and Quality Standards

We maintain a substantial inventory of coil and plate steel. Coil is in the form of a continuous sheet, typically 36 to 96 inches wide, between 0.015 and 0.625 inches thick, and rolled into 10 to 30 ton coils. Because of the size and weight of these coils and the equipment required to move and process them into smaller sizes, such coils do not meet the requirements, without further processing, of most customers. Plate is typically thicker than coil and is processed by laser, plasma or oxygen burning. In 2009, we also began the sale of aluminum coil and sheet products.

Customer orders are entered or electronically transmitted into computerized order entry systems, and appropriate inventory is then selected and scheduled for processing in accordance with the customer’s specified delivery date. We attempt to maximize yield and equipment efficiency through the use of computer software and by combining customer orders for processing each coil or plate to the fullest extent practicable.

Our services include both traditional service center processes of cutting-to-length, slitting and shearing and higher value-added processes of blanking, tempering, plate burning, precision machining, welding, fabricating and painting to process metal to specified lengths, widths and shapes pursuant to specific customer orders. Cutting-to-length involves cutting metal along the width of the coil. Slitting involves cutting metal to specified widths along the length of the coil. Shearing is the process of cutting sheet metal. Blanking cuts the metal into specific shapes with close tolerances. Tempering improves the uniformity of the thickness and flatness of the metal through a cold rolling process. Plate burning is the process of cutting metal into specific shapes and sizes. Our machining activities include drilling, bending, milling, tapping, boring and sawing. Our fabrication activities include additional machining, welding, assembly and painting of component parts.

The following table sets forth, as of December 31, 2010, the major pieces of processing equipment in operation by geographic region:

	(a)	(b)	(c)
	Eastern	Southern	Central	(d)
Processing Equipment	Region	Region	Region	Michigan	Total

Cutting-to-length	6	2	3	1	12
Blanking	1			4	5
Tempering	1		1		2
Plate processing	14	9	22		45
Slitting	2	2	2	2	8
Shearing	3		1		4
Machining	24	13	15		52
Painting	1	2			3
Shot blasting/grinding	4	1	4		9

Total	56	29	48	7	140

(a)	Consists of nine facilities located in Ohio, Connecticut, Illinois, Kentucky and Pennsylvania.

(b)	Consists of two facilities located in Georgia and North Carolina.

(c)	Consists of four facilities located in Minnesota, Iowa and Washington.

(d)	Consists of a single facility in Detroit, Michigan.

Our quality assurance system establishes controls and procedures covering all aspects of our products from the time the material is ordered through receipt, processing and shipment to the customer. These controls and procedures encompass periodic supplier audits, customer satisfaction surveys, meetings with customers, inspection criteria, preventative actions, traceability and certification. In addition, 14 of our 16 facilities have earned ISO 9001:2000 certifications. Our Detroit operation has earned Ford’s Q-1 quality rating and is also ISO 14001 and TS-16949 certified. We have met the requirements for ISO 14001 (environmental management) in 14 of our 16 facilities. Our office building in Winder, Georgia has received Leadership in Energy and Environmental Design (LEED) certification. We have quality testing labs adjacent to our temper mill facilities in Cleveland, Ohio and Bettendorf, Iowa.

Customers and Distribution

We have a diverse customer and geographic base, which helps to reduce the inherent risk and cyclicality of our business. Net sales to our top three customers, in the aggregate, approximated 13.1% and 8.0% of our net sales in 2010 and 2009, respectively. We serve customers in most carbon steel consuming industries, including manufacturers and fabricators of transportation and material handling equipment, construction and farm machinery, storage tanks, environmental and energy generation equipment, automobiles, food service and electrical equipment, military vehicles and equipment, as well as general and plate fabricators and metals service centers. Sales to automobile manufacturers and their suppliers, made principally by our Detroit operation, and sales to other metals service centers accounted for approximately 12.3% and 10.7%, respectively, of our net sales in 2010, and 11.6% and 11.0%, respectively, of our net sales in 2009.

While we ship products throughout the United States, most of our customers are located in the midwestern, eastern and southern regions of the United States. Most domestic customers are located within a 250-mile radius of one of our processing facilities, thus enabling an efficient delivery system capable of handling a high frequency of short lead time orders. We transport our products directly to customers via third-party trucking firms and our expanding in-house truck fleet, which further supports our just-in-time delivery requirements imposed by our customers. Products sold to foreign customers, which have been immaterial to our consolidated results, are shipped either directly from metal producers to the customer or to an intermediate processor, and then to the customer by rail, truck or ocean carrier.

We process our metal to specific customer orders as well as for stocking programs. Many of our larger customers commit to purchase on a regular basis at agreed upon prices for periods ranging from three to twelve months. To help mitigate price volatility risks, these fixed price commitments are generally matched with corresponding supply arrangements. Customers notify us of specific release dates as the processed products are required. Customers typically notify us of release dates anywhere from a just-in-time basis to one month before the release date. Therefore, we are required to carry sufficient inventory to meet the short lead time and just-in-time delivery requirements of our customers.

The recent global economic crisis has resulted in increased vendor scrutiny by our customers and potential customers. We believe our size, our strong financial position and our focus on quality are advantageous in maintaining our customer base and in securing new customers as the economy recovers.

Raw Materials

Our principal raw material is carbon, coated and stainless steel and aluminum, flat rolled sheet, coil and plate that we typically purchase from multiple primary metal producers. The metal industry as a whole is cyclical and at times pricing and availability of material can be volatile due to numerous factors beyond our control, including general domestic and global economic conditions, labor costs, sales levels, competition, consolidation of metal producers, fluctuations in the costs of raw materials necessary to produce metal, import duties and tariffs and currency exchange rates. This volatility can significantly affect the availability and cost of raw materials for us.

Inventory management is a key profitability driver in the metals service center industry. We, like many other metals service centers, maintain substantial inventories of metal to accommodate the short lead times and just-in-time delivery requirements of our customers. Accordingly, we purchase metal in an effort to maintain our inventory at levels that we believe to be appropriate to satisfy the anticipated needs of our customers based upon historic buying practices, contracts with customers and market conditions. Our commitments to purchase metal are generally at prevailing market prices in effect at the time we place our orders. We have no long-term, fixed-price metal purchase contracts. When metal prices increase, competitive conditions will influence how much of the price increase we can pass on to our customers. When metal prices decline, customer demands for lower prices and our competitors’ responses to those demands could result in lower sale prices and, consequently, lower margins and earnings as we use existing metal inventory.

Suppliers

We concentrate on developing supply relationships with high-quality metal producers, using a coordinated effort to be the customer of choice for business critical suppliers. We employ sourcing strategies maximizing the quality, production and transportation economies of a global supply base. We are an important customer of flat-rolled coil and plate for many of our principal suppliers, but we are not dependent on any one supplier. We purchase in bulk from metal producers in quantities that are efficient for such producers. This enables us to maintain a continued source of supply at what we believe to be competitive prices. We believe the accessibility and proximity of our facilities to major domestic metal producers, combined with our long-standing and continuous prompt pay practices, will continue to be an important factor in maintaining strong relationships with metal suppliers. We purchase flat-rolled metal at regular intervals from a number of domestic and foreign producers.

In recent years, the metal producing supply base has experienced significant consolidation, with a few suppliers accounting for a majority of the domestic carbon steel market. Collectively, we purchased approximately 37% and 38% of our total metal requirements from our three largest suppliers in 2010 and 2009, respectively. Although we have no long-term supply commitments, we believe we have good relationships with each of our metal suppliers. If, in the future, we are unable to obtain sufficient amounts of metal on a timely basis, we may not be able to obtain metal from alternate sources at competitive prices. In addition, interruptions or reductions in our supply of metal could make it difficult to satisfy our customers’ just-in-time delivery requirements, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Competition

Our principal markets are highly competitive. We compete with other regional and national metals service centers, single location service centers and, to a certain degree, metal producers and intermediate metal processors on a regional basis. We have different competitors for each of our products and within each region. We compete on the basis of price, product selection and availability, customer service, value-added capabilities, quality and geographic proximity. Certain of our competitors have greater financial and operating resources than we have.

With the exception of certain Canadian operations, foreign-located metals service centers are generally not a material competitive factor in our principal domestic markets.

Management Information Systems

Information systems are an important component of our strategy. We have invested in technologies and human resources required in this area and expect to continue investment to provide the foundation for future growth. We currently maintain separate regional computer-based systems in the operation of our business and we depend on these systems to a significant degree, particularly for inventory management and order fulfillment. As noted in more detail below, we are in the process of implementing new information systems to replace our legacy systems.

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

System and Process Enhancements.  We have completed development of business system alternatives to replace our legacy information systems and have successfully implemented new systems at seven of our locations and decommissioned one of our legacy systems as of December 31, 2010. We are proceeding to roll out new systems at our other divisions to take advantage of streamlined business processes, enhanced cost information and improved support capability. We are also expanding our system capabilities to support our growing value-added capabilities.

We continue to actively seek opportunities to utilize information technologies to reduce costs and improve services within our organization and across the metal supply chain. This includes working with individual metal producers and customers, and participating in industry sponsored groups to develop information processing standards to benefit those in the supply chain.

We also continue to pursue business process improvements to standardize and streamline order fulfillment, improve efficiency and reduce costs. Our business systems analysts work with our ISO quality team to evaluate all opportunities that may yield savings and better service to our customers.

To provide continuous use of our systems and for security of our technology and information investments in case of physical emergency or threat, we have a secure, duplicate off-site computing facility. Our new ERP system, accounting system, e-mail, internet and communications systems are currently duplicated at this site, with the migration of our other systems now in progress.

Employees

At December 31, 2010, we employed approximately 1,113 people. Approximately 186 of the hourly plant personnel at our Minneapolis and Detroit facilities are represented by three separate collective bargaining units.

In September 2010, a collective bargaining agreement covering our Minneapolis coil facility workers was extended through September 30, 2015. In March 2009, a collective bargaining agreement covering our Minneapolis plate facility workers was extended through March 31, 2012. A collective bargaining agreement covering our Detroit facility workers expires on August 31, 2012. We have never experienced a work stoppage and we believe that our relationship with employees is good. However, any prolonged work stoppages by our personnel represented by collective bargaining units could have a material adverse impact on our business, financial condition, results of operations and cash flows.

Service Marks, Trade Names and Patents

We conduct our business under the name “Olympic Steel.” A provision of federal law grants exclusive rights to the word “Olympic” to the U.S. Olympic Committee. The U.S. Supreme Court has recognized, however, that certain users may be able to continue to use the word based on long-term and continuous use. We have used the name Olympic Steel since 1954, but are prevented from registering the name “Olympic” and from being qualified to do business as a foreign corporation under that name in certain states. In such states, we have registered under different names, including “Oly Steel” and “Olympia Steel.” Our wholly-owned subsidiary, Olympic Steel Lafayette, Inc., does business in certain states under the names “Olympic Steel Detroit,” “Lafayette Steel and Processing” and “Lafayette Steel.” Our North Carolina operation conducts business under the name “Olympic Steel North Carolina.”

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

Seasonality

Seasonal factors may cause demand fluctuations within the year which could impact our results of operations. However, due to our diverse customer and geographic base our operations have not shown any material seasonal trends. Typically, the second quarter is seasonally strongest.

Effects of Inflation

Inflation generally affects us by increasing the cost of employee wages and benefits, transportation services, processing equipment, purchased metal, energy and borrowings under our credit facility. General inflation, excluding the increased price of metal and increased distribution expense, has not had a material effect on our financial results during the past three years.

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

Forward-Looking Information

This Annual Report on Form 10-K and other documents we file with the SEC contain various forward-looking statements that are based on current expectations, estimates, forecasts and projections about our future performance, business, our beliefs and our management’s assumptions. In addition, we, or others on our behalf, may make forward-looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, conferences, webcasts, phone calls and conference calls. Words such as “may,” “will,” “anticipate,” “should,” “intend,” “expect,” “believe,” “estimate,” “project,” “plan,” “potential,” and “continue,” as well as the negative of these terms or similar expressions are intended to identify forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those implied by such statements including, but not limited to, those set forth in Item 1A (Risk Factors) below and the following:

•	the ability to successfully finalize an agreement with U.S. Steel for the purchase of a facility in Gary, Indiana, and to place the facility in operation during the expected timeframe;

•	general and global business, economic, financial and political conditions, including the ongoing effects of the global economic recovery;

•	access to capital and global credit markets;

•	competitive factors such as the availability and pricing of metal, industry shipping and inventory levels and rapid fluctuations in customer demand and metal pricing;

•	the cyclicality and volatility within the metal industry;

•	the ability of our customers (especially those that may be highly leveraged, and those with inadequate liquidity) to maintain their credit availability;

•	the ability of our customers to honor their agreements related to derivative instruments;

•	customer, supplier and competitor consolidation, bankruptcy or insolvency;

•	reduced production schedules, layoffs or work stoppages by our own or our suppliers’ or customers’ personnel;

•	the availability and costs of transportation and logistical services;

•	equipment installation delays or malfunctions, including the new Gary, Indiana temper mill and cut-to-length line;

•	the amounts, successes and our ability to continue our capital investments and strategic growth initiatives and our business information system implementations;

•	the successes of our strategic efforts and initiatives to increase sales volumes, maintain or improve working capital turnover and free cash flows, reduce costs and improve inventory turnover and improve our customer service;

•	the timing and outcome of inventory lower of cost or market adjustments;

•	the adequacy of our existing information technology and business system software;

•	the successful implementation of our new information systems;

•	the timing and outcome of our joint venture’s efforts and ability to liquidate its remaining real estate;

•	our ability to pay regular quarterly cash dividends and the amounts and timing of any future dividends;

•	our ability to generate free cash flow through operations, reduce inventory and to repay debt within anticipated time frames; and

•	the recently enacted federal healthcare legislation’s impact on the healthcare benefits required to be provided by us and the impact of such legislation on our compensation and administrative costs.

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

In addition to the other information in this Annual Report on Form 10-K and our other filings with the SEC, the following risk factors should be carefully considered in evaluating us and our business before investing in our common stock. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties, not presently known to us or otherwise, may also impair our business. If any of the risks actually occur, our business, financial condition or results of operations could be materially and adversely affected. In that case, the trading price of our common stock could decline, and investors may lose all or part of their investment.

Risks Related to our Business

Volatile metal prices can cause significant fluctuations in our operating results. Our sales and operating income could decrease if metal prices decline or if we are unable to pass producer price increases on to our customers.

Our principal raw material is flat-rolled carbon, coated and stainless steel, and aluminum that we typically purchase from multiple primary metal producers. The metal industry as a whole is cyclical and, at times, pricing and availability of metal can be volatile due to numerous factors beyond our control, including general domestic and international economic conditions, labor costs, sales levels, competition, levels of inventory held by other metals service centers, consolidation of metal producers, higher raw material costs for the producers of metal, import duties and tariffs and currency exchange rates. This volatility can significantly affect the availability and cost of raw materials for us.

We, like many other metals service centers, maintain substantial inventories of metal to accommodate the short lead times and just-in-time delivery requirements of our customers. Accordingly, we purchase metal in an effort to maintain our inventory at levels that we believe to be appropriate to satisfy the anticipated needs of our customers based upon historic buying practices, supply agreements with customers and market conditions. Our commitments to purchase metal are generally at prevailing market prices in effect at the time we place our orders. We have no long-term, fixed-price metal purchase contracts. When metal prices increase, competitive conditions will influence how much of the price increase we can pass on to our customers. To the extent we are unable to pass on future price increases in our raw materials to our customers, the net sales and profitability of our business could be adversely affected. When metal prices decline, customer demands for lower prices and our competitors’ responses to those demands could result in lower sale prices and, consequently, lower margins and inventory lower of cost or market adjustments as we use existing inventory. Significant or rapid declines in metal prices or reductions in sales volumes could adversely impact our ability to remain in compliance with certain financial covenants in our revolving credit facility, as well as result in us incurring inventory or goodwill impairment charges. Changing metal prices therefore could significantly impact our net sales, gross margins, operating income and net income.

China is the world’s largest producer and consumer of steel and steel products, which are integral to its current large scale industrial expansion. This large and growing demand for steel by China has significantly affected the global steel industry. Actions by domestic and foreign producers, including steel companies in China, to increase production could result in an increased supply of steel in the United States, which could result in lower prices for our products. Further, should China experience an economic downturn or slowing of its growth, its steel consumption could decrease and some of the supply it currently uses could be diverted to the U.S. markets we serve, which could depress steel prices. A decline in steel prices could adversely affect our sales, margins and profitability.

We service industries that are highly cyclical, and any downturn in our customers’ demand could reduce our sales, margins and profitability.

We sell our products in a variety of industries, including capital equipment manufacturers for industrial, agricultural and construction use, the automotive industry, and manufacturers of fabricated metal products. Our largest category of customers is producers of industrial machinery and equipment. Numerous factors, such as general economic conditions, government stimulus, availability of adequate credit and financing, consumer confidence, significant business interruptions, labor shortages or work stoppages, energy prices, seasonality, customer inventory levels and other factors beyond our control, may cause significant demand fluctuations from one or more of these industries. Any decrease in demand within one or more of these industries may be significant and may last for a lengthy period of time. In periods of economic slowdown or recession in the United States and downturns in demand, excess customer or service center inventory or a decrease in the prices that we can realize from sales of our products to customers in any of these industries could result in lower sales, margins and profitability.

Approximately 12.3% of our 2010 sales were to automotive manufacturers or manufacturers of automotive components and parts, whom we refer to as automotive customers. Historically, due to the concentration of customers in the automotive industry, our gross margins on these sales have generally been less than our margins on sales to customers in other industries.

Customer credit constraints and credit losses could have a material adverse effect on our results of operations.

In climates of global financial and banking crises, decreased sales volume and consolidation among capital providers to the metal industry have impacted the ability of many of our customers to obtain and/or maintain credit availability. In particular, certain customers that are highly leveraged represent an increased credit risk. Some customers have reduced their purchases because of these credit constraints. Moreover, our disciplined credit policies have, in some instances, resulted in lost sales. In recent years, we have experienced an increase in customer bankruptcies and could see further increases if credit availability becomes further constrained. Were we to lose sales or customers due to these actions, or if we have misjudged our credit estimations and they result in future credit losses, there could be a material adverse effect on business, financial condition, results of operations and cash flows. Continued difficulty in credit markets could reduce our customers’ abilities to obtain the liquidity necessary to participate in a recovering market.

Our success is dependent upon our relationships with certain key customers.

We have derived and expect to continue to derive a significant portion of our revenues from a relatively limited number of customers. Collectively, our top three customers accounted for approximately 13.2% and 8.3% of our revenues in 2010 and 2009, respectively. Many of our larger customers commit to purchase on a regular basis at agreed upon prices over periods from three to twelve months. We generally do not have long-term contracts with our customers. As a result, the relationship, as well as particular orders, can generally be terminated with relatively little advance notice. The loss of any one of our major customers or decrease in demand by those customers or credit constraints placed on them could have a material adverse effect on our business, financial condition and results of operations.

Our implementation of new information systems could adversely affect our results of operations and cash flows.

We are in the process of implementing new information systems and consolidating our legacy operating systems into the new systems. The objective is to standardize and streamline business processes and improve support for our growing service center and fabrication business. Risks associated with the phased implementation include, but are not limited to:

•	a significant deployment of capital and a significant use of management and employee time;

•	the possibility that the software vendors may not be able to complete the project as planned;

•	the possibility that the timeline, costs or complexities related to the new system implementations will be greater than expected;

•	the possibility that the software, once fully implemented, does not work as planned;

•	the possibility that benefits from the new systems may be lower or take longer to realize than expected;

•	the possibility that disruptions from the implementation may make it difficult for us to maintain relationships with our respective customers, employees or suppliers; and

•	limitations on the availability and adequacy of proprietary software or consulting, training and project management services, as well as our ability to retain key personnel assigned to the project.

Although we successfully initiated use of the new system at seven of our locations, we can provide no assurance that the rollout to the remaining divisions will be successful or will occur as planned and without disruption to operations. Difficulties associated with the design and implementation of new information systems could adversely affect our business, our customer service, our results of operations and our cash flows.

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

Historically, we have grown internally by increasing sales and services to our existing customers, aggressively pursuing new customers and services, building new facilities and acquiring and upgrading processing equipment in order to expand the range of value-added services that we offer. In addition, we have grown through external expansion through the acquisition of other service centers and related businesses. We intend to actively pursue our growth strategy in the future.

We have recently commenced a number of expansion projects. These, or future expansion or construction projects, could have adverse effects on our results of operations due to the impact of the associated start-up costs and the potential for underutilization in the start-up phase of a facility. While we are pursuing potential acquisition targets, we are unable to predict whether or when any prospective acquisition candidate will become available or the likelihood that any acquisition will be completed. Moreover, in pursuing acquisition opportunities, we may compete for acquisition targets with other companies with similar growth strategies which may be larger and have greater financial and other resources than we have. Competition among potential acquirers could result in increased prices for acquisition targets. As a result, we may not be able to consummate acquisitions on satisfactory terms to us, or at all.

The pursuit of acquisitions may divert management’s time and attention away from day-to-day operations. In order to achieve growth through acquisitions, expansion of current facilities, greenfield construction or otherwise, additional funding sources may be needed and we may not be able to obtain the additional capital necessary to pursue our growth strategy on terms that are satisfactory to us, or at all.

Although we expect to finance our future and in-process growth initiatives through borrowings under our credit facility, we may have to find additional sources of funding, which could be difficult. Additionally, increased leverage could adversely impact our business and results of operations.

We expect to finance our future and in-process growth initiatives through borrowings under our $125 million revolving asset-based credit facility which matures on June 30, 2015. However, our credit facility may not be sufficient or available to finance our growth initiatives, and we may have to find additional sources of financing. It may be difficult for us in the future to obtain the necessary funds and liquidity to run and expand our business.

Additionally, if we incur substantial additional debt, including under our credit facility, finance future growth, our leverage could increase as could the risks associated with such leverage. A high degree of leverage could have important consequences to us. For example, it could:

•	increase our vulnerability to adverse economic and industry conditions;

•	require us to dedicate a substantial portion of cash from operations to the payment of debt service, thereby reducing the availability of cash to fund working capital, capital expenditures, dividends and other general corporate purposes;

•	limit our ability to obtain additional financing for working capital, capital expenditures, general corporate purposes or acquisitions;

•	place us at a disadvantage compared to our competitors that are less leveraged; and

•	limit our flexibility in planning for, or reacting to, changes in our business.

We depend on our senior management team and the loss of any member could prevent us from implementing our business strategy.

Our success is dependent upon the management and leadership skills of our senior management team. We have employment agreements, which include non-competition provisions, with our Chief Executive Officer and our Chief Financial Officer that expire on January 1, 2013 and January 1, 2012, respectively. The employment agreement for our President and Chief Operating Officer that expired on January 1, 2011 contained an extension clause and a new employment agreement is currently being finalized. The loss of any member of our senior management team or the failure to attract and retain additional qualified personnel could prevent us from implementing our business strategy and continuing to grow our business at a rate necessary to maintain future profitability.

Labor disruptions at any of our facilities or those of major customers could adversely affect our business, results of operations and financial condition.

At December 31, 2010, we employed approximately 1,113 people. Approximately 186 of the hourly plant personnel at our Minneapolis and Detroit facilities are represented by three separate collective bargaining units. In September 2010, a collective bargaining agreement covering our Minneapolis coil facility workers was extended through September 30, 2015. In March 2009, a collective bargaining agreement covering our Minneapolis plate facility workers was extended through March 31, 2012. A collective bargaining agreement covering our Detroit facility workers expires on August 31, 2012. Any prolonged work stoppages by our personnel represented by collective bargaining units could have a material adverse impact on our business, financial condition, results of operations and cash flows.

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

An interruption in the sources of our metal supply could have a material adverse effect on our results of operations.

In recent years, the metal producing supply base has experienced significant consolidation with a few domestic producers accounting for a majority of the domestic metal market. Collectively, we purchased approximately 37% and 38% of our total metal requirements from our three largest suppliers in 2010 and 2009, respectively. The number of available suppliers could be reduced in the future by factors such as further industry consolidation or bankruptcies affecting metal suppliers. Additionally, fewer available suppliers increases the risk of supply disruption through both scheduled and unscheduled mill outages. Supply disruption risk has been further increased by the planned reductions of metal production in the United States that have taken place since 2009 and the historically low levels of inventory held at metals service centers. We have no long-term supply commitments with our metal suppliers. If, in the future, we are unable to obtain sufficient amounts of metal on a timely basis, we may not be able to obtain metal from alternate sources at competitive prices. In addition, interruptions or reductions in our supply of metal could make it difficult to satisfy our customers’ just-in-time delivery requirements, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Some customers have been able to continue to manufacture items in the United States for export to foreign markets, due to the relative strength of certain foreign currencies against the U.S. dollar. If the U.S. dollar were to strengthen, products made by U.S. manufacturers could become less attractive to foreign buyers. Less purchases by foreign buyers could reduce our metal sales to those U.S. manufacturers.

Our business is highly competitive, and increased competition could reduce our market share and harm our financial performance.

Our business is highly competitive. We compete with metals service centers and, to a certain degree, metal producers and intermediate metal processors, on a regular basis, primarily on quality, price, inventory availability and the ability to meet the delivery schedules and service requirements of our customers. We have different competitors for each of our products and within each region. Certain of these competitors have financial and operating resources in excess of ours. Increased competition could lower our margins or reduce our market share and have a material adverse effect on our financial performance.

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

Historically, there has been volatility in the market price for our common stock. Furthermore, the market price of our common stock could fluctuate substantially in the future in response to a number of factors, including, but not limited to, the risk factors described herein. Examples include:

•	announcement of our quarterly operating results or the operating results of other metals service centers;

•	changes in financial estimates or recommendations by stock market analysts regarding us or our competitors;

•	the operating and stock performance of other companies that investors may deem comparable;

•	developments affecting us, our customers or our suppliers;

•	press releases, earnings releases or publicity relating to us or our competitors or relating to trends in the metals service center industry;

•	inability to meet securities analysts’ and investors’ quarterly or annual estimates or targets of our performance;

•	sales of our common stock by large shareholders;

•	general domestic or international economic, market and political conditions;

•	changes in the legal or regulatory environment affecting our business; and

•	announcements by us or our competitors of significant acquisitions, dispositions or joint ventures, or other material events impacting the domestic or global metal industry.

In the past, the stock market has experienced significant price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to their specific operating performance. These broad market fluctuations may materially adversely affect our stock price, regardless of our operating results.

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

Certain provisions contained in our Amended and Restated Articles of Incorporation and Amended and Restated Code of Regulations and Ohio law could delay or prevent the removal of directors and other management and could make a merger, tender offer or proxy contest involving us that you may consider to be in your best interest more difficult. For example, these provisions:

•	allow our Board of Directors to issue preferred stock without shareholder approval;

•	provide for our Board of Directors to be divided into two classes of directors serving staggered terms;

•	limit who can call a special meeting of shareholders; and

•	establish advance notice requirements for nomination for election to the Board of Directors or for proposing matters to be acted upon at shareholder meetings.

These provisions may discourage potential takeover attempts, discourage bids for our common stock at a premium over market price or adversely affect the market price of, and the voting and other rights of the holders of our common stock. These provisions could also discourage proxy contests and make it more difficult for you and other shareholders to elect directors other than the candidates nominated by our Board of Directors.

Principal shareholders who own a significant numbers of shares of our common stock may have interests that conflict with yours.

Michael D. Siegal, our Chief Executive Officer and Chairman of the Board and one of our largest shareholders, owns approximately 11.7% of our outstanding common stock as of December 31, 2010. Mr. Siegal may have the ability to significantly influence matters requiring shareholder approval. In deciding how to vote on such matters, Mr. Siegal may be influenced by interests that conflict with yours.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We believe that our properties are strategically situated relative to our domestic suppliers, our customers and each other, allowing us to support customers from multiple locations. This permits us to provide inventory and processing services, which are available at one operation but not another. Product is shipped from the most advantageous facility, regardless of where the customer order is taken. The facilities are located in the hubs of major metal consumption markets, and within a 250-mile radius of most of our customers, a distance approximating the one-day driving and delivery limit for truck shipments. The following table sets forth certain information concerning our principal properties:

		Square		Owned or
Operation	Location	Feet	Function	Lease

Cleveland	Bedford Heights, Ohio(1)	127,000	Corporate headquarters, coil processing and distribution center	Owned
	Bedford Heights, Ohio(1)	121,500	Coil and plate processing, distribution center and offices	Owned
	Bedford Heights, Ohio(1)	59,500	Plate processing, distribution center and offices	Leased (2)
	Dover, Ohio	62,000	Plate processing, fabrication and distribution center	Owned
Minneapolis	Plymouth, Minnesota	196,800	Coil and plate processing, distribution center and offices	Owned
	Plymouth, Minnesota	112,200	Plate processing, fabrication, distribution center and offices	Owned
Detroit	Detroit, Michigan	256,000	Coil processing, distribution center and offices	Owned
Winder	Winder, Georgia	285,000	Coil and plate processing, distribution center and offices	Owned
Iowa	Bettendorf, Iowa	244,000	Coil and plate processing, fabrication, distribution center and offices	Owned
Connecticut	Milford, Connecticut	134,000	Coil processing, distribution center and offices	Owned
Chambersburg	Chambersburg, Pennsylvania	157,000	Plate processing, distribution center and offices	Owned
	Chambersburg, Pennsylvania	150,000	Plate processing, fabrication, distribution center and offices	Owned
Kentucky	Mt. Sterling, Kentucky(3)	100,000	Plate processing and distribution center	Owned
Chicago	Schaumburg, Illinois	80,500	Coil and sheet processing, distribution center and offices	Owned
North Carolina	Siler City, North Carolina	74,000	Plate processing, fabrication, distribution center and offices	Owned
Washington	Moses Lake, Washington	12,000	Distribution center	Leased (4)

(1)	The Bedford Heights facilities are all adjacent properties.

(2)	This facility is leased month-to-month from a related party pursuant to the terms of a triple net lease for $16,275 per month.

(3)	Expected to become operational in the first quarter of 2011.

(4)	The lease on this facility expires on November 30, 2011, with annual renewal options.

Our international sales office, which we lease, is located in Jacksonville, Florida. All of the properties listed in the table as owned are subject to mortgages securing borrowings under our credit facility. Management believes we will be able to accommodate our capacity needs for the immediate future at our existing facilities.

ITEM 3.	LEGAL PROCEEDINGS

We are party to various legal actions that we believe are ordinary in nature and incidental to the operation of our business. In the opinion of management, the outcome of the proceedings to which we are currently a party will not have a material adverse effect upon our results of operations, financial condition or cash flows.

ITEM 4.	REMOVED AND RESERVED

EXECUTIVE OFFICERS OF THE REGISTRANT

This information is included in this Annual Report pursuant to Instruction 3 of Item 401(b) of Regulation S-K. The following is a list of our executive officers and a brief description of their business experience. Each executive officer will hold office until his successor is chosen and qualified.

Michael D. Siegal, age 58, has served as our Chief Executive Officer since 1984, and as Chairman of our Board of Directors since 1994. From 1984 until January 2001, he also served as our President. He has been employed by us in a variety of capacities since 1974. Mr. Siegal is a member of the Board of Directors and Executive Committee of the Metals Service Center Institute. He serves as Chairman of the Development Corporation for Israel Bonds. He is the Board Chair of the Jewish Federation of Cleveland. He is also a member of the Board of Directors of University Hospitals — Investment Committee for Rainbow Babies and Children’s Hospital (Cleveland, Ohio).

David A. Wolfort, age 58, has served as our President since January 2001 and Chief Operating Officer since 1995. He has been a director since 1987. He previously served as Vice President Commercial from 1987 to 1995, after having joined us in 1984 as General Manager. Prior thereto, he spent eight years with a primary steel producer in a variety of sales assignments. Mr. Wolfort is a director of the Metals Service Center Institute and previously served as Chairman of its Political Action Committee and Governmental Affairs Committee. He is a member of the Northern Ohio Regional Board of the Anti-Defamation League and a member of the Board of the Musical Arts Association (Cleveland Orchestra). Mr. Wolfort is a trustee of Ohio University and serves as the Chairman of its Audit Committee. He also serves as a member of the United States International Trade Committee for Steel (ITAC).

Richard T. Marabito, age 47, serves as our Chief Financial Officer and Treasurer. He joined us in 1994 as Corporate Controller and served in this capacity until being named Chief Financial Officer in March 2000. He also served as Treasurer from 1994 through 2002 and again since 2010. Prior to joining us, Mr. Marabito served as Corporate Controller for a publicly traded wholesale distribution company and was employed by a national accounting firm in its audit department. Mr. Marabito served as a board member and Audit Committee Chairman for Hawk Corporation (ASE: HWK) from 2008 until Hawk was sold in November 2010 and is a board member of the Make-A-Wish Foundation of Northeast Ohio. He also serves on the Board of Trustees and as Treasurer for Hawken School in Cleveland, Ohio. From 2005 through 2008, he was a director of the Metals Service Center Institute and Chairman of its Foundation for Education and Research.

Richard A. Manson, age 42, has served as our Vice President of Human Resources and Administration since April 2010 and has been employed by us since 1996. From January 2003 through March 2010, he served as our Treasurer. From 1996 through 2002, he served as Director of Taxes and Risk Management. Prior to joining us, Mr. Manson was employed for seven years by a national accounting firm in its tax department. Mr. Manson is a member of the Society of Human Resource Management and the Northeast Ohio Human Resource Planning Society. He is also a member of the Cuyahoga Valley Career Center Adult Education Advisory Board. Mr. Manson

is a certified public accountant and member of the Ohio Society of Certified Public Accountants and the American Institute of Certified Public Accountants.

Esther M. Potash, age 59, has served as our Chief Information Officer since April 2007 and has been employed by us since 1998. From March 2005 through March 2007 she served as our Director of Strategic Initiatives. Prior to joining us, Ms. Potash spent 13 years as a management consultant with a public accounting firm and six years as an analyst with the United States Navy. Ms. Potash is a member of the Association of Women in the Metal Industries and is a member of the Board of Trustees of the Cleveland Alzheimer’s Association and the Board of Trustees for the Great Lakes Science Center.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock trades on the Nasdaq Global Select Market under the symbol “ZEUS.” The following table sets forth, for each quarter in the two-year period ended December 31, 2010, the high and low sales prices of our common stock as reported by the Nasdaq Global Select Market:

	2010		2009
	High	Low	High	Low

First quarter	$36.25	$26.69	$23.62	$10.44
Second quarter	36.75	22.89	27.25	14.45
Third quarter	26.41	20.18	29.96	18.85
Fourth quarter	29.05	20.91	34.70	24.48

Holders of Record

On February 1, 2011, we estimate there were approximately 67 holders of record and 3,200 beneficial holders of our common stock.

Dividends

During 2010, our Board of Directors approved regular quarterly dividends of $0.02 per share that were paid on March 15, 2010, June 15, 2010, September 15, 2010 and December 15, 2010.

During 2009, our Board of Directors approved a regular quarterly dividend of $0.05 per share that was paid on March 15, 2009 and regular quarterly dividends of $0.02 per share that were paid on June 15, 2009, September 15, 2009 and December 15, 2009, respectively.

We expect to make regular quarterly dividend distributions in the future, subject to the continuing determination by our Board of Directors that the dividend remains in the best interest of our shareholders. The agreement governing our asset-based revolving credit facility (the ABL facility) restricts the amount of dividends that we can pay to $2.5 million annually. Any determinations by the Board of Directors to pay cash dividends in the future will take into account various factors, including our financial condition, results of operations, current and anticipated cash needs, plans for expansion and restrictions under our credit agreement and any agreements governing our future debt. We cannot assure you that dividends will be paid in the future or that, if paid, the dividends will be at the same amount or frequency.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended December 31, 2010.

Recent Sales of Unregistered Securities

We did not have any unregistered sales of equity securities during the quarter ended December 31, 2010.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected financial and other data of the Company for each of the five years in the period ended December 31, 2010. The data presented should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this Annual Report.

	For the Years Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share data)

Tons Sold Data:
Direct	879	645	1,041	1,098	1,064
Toll (a)	90	76	125	150	202
Total	969	721	1,165	1,248	1,266
Income Statement Data:
Net sales (a)	$805,043	$523,395	$1,227,245	$1,028,963	$981,004
Gross profit (b)	154,645	21,261	296,639	201,675	200,699
Operating expenses (c)	148,543	118,588	187,393	158,351	146,479
Operating income (loss)	6,102	(97,327)	109,246	43,324	54,220
Loss from joint ventures (d)	—	—	—	—	(2,137)
Interest and other expense on debt	2,305	2,217	1,148	2,819	2,677
Income (loss) before income taxes	3,797	(99,544)	108,098	40,505	49,406
Net income (loss)	$2,132	$(61,228)	$67,702	$25,270	$31,048
Earnings (Loss) Per Share Data:
Basic (e)	$0.20	$(5.62)	$6.24	$2.38	$2.99
Diluted	0.20	(5.62)	6.21	2.35	2.92
Weighted average shares — basic	10,905	10,887	10,847	10,628	10,383
Weighted average shares — diluted	10,918	10,887	10,895	10,763	10,633
Dividends declared (f)	$0.08	$0.11	$1.18	$0.14	$0.12
Balance Sheet Data (end of period):
Current assets	$298,809	$214,617	$348,480	$283,388	$308,215
Current liabilities	102,625	66,254	95,280	92,290	92,340
Working capital	196,184	148,363	253,200	191,098	215,875
Total assets	429,438	338,294	474,247	386,083	405,320
Total debt	55,235	—	40,198	16,707	68,328
Shareholders’ equity	$261,638	$259,612	$322,958	$263,520	$234,237

(a)	Net sales generated from toll tons sold represented less than 3% of consolidated net sales for all years presented.

(b)	Gross profit is calculated as net sales less the cost of materials sold (and the inventory lower of cost or market adjustment in 2009).

(c)	Operating expenses are calculated as total costs and expenses less the cost of materials sold (and the inventory lower of cost or market adjustment in 2009).

(d)	Includes $2,000 related to ceased operations of OLP joint venture.

(e)	Calculated by dividing net income (loss) by weighted average shares outstanding.

(f)	2008 dividends declared include $1.00 per share special dividend.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a leading U.S. metals service center with over 56 years of experience. Our primary focus is on the direct sale and distribution of large volumes of processed carbon, coated, aluminum and stainless flat-rolled sheet, coil and plate products. We act as an intermediary between metal producers and manufacturers that require processed metal for their operations. We serve customers in most carbon steel consuming industries, including manufacturers and fabricators of transportation and material handling equipment, construction and farm machinery, storage tanks, environmental and energy generation equipment, automobiles, food service and electrical equipment, military vehicles and equipment, as well as general and plate fabricators and metals service centers. We distribute our products primarily through a direct sales force.

We operate as a single reportable business segment with 16 strategically located processing and distribution facilities in Connecticut, Georgia, Illinois, Iowa, Kentucky, Michigan, Minnesota, North Carolina, Ohio, Pennsylvania, and Washington. In the third quarter of 2010, we purchased our 16th facility for $1.4 million, which is located in Mt. Sterling, Kentucky. The facility is expected to become operational in the first quarter of 2011. Our geographic footprint allows us to focus on regional customers and larger national and multi-national accounts, primarily located throughout the midwestern, eastern and southern United States.

We sell a broad range of products, many of which have different gross profits and margins. Products that have more value-added processing generally have a greater gross profit and higher margins. Accordingly, our overall gross profit is affected by, among other things, product mix, the amount of processing performed, the demand for and availability of metal and volatility in selling prices and material purchase costs. We also perform toll processing of customer-owned metal. We sell certain products internationally, primarily in Canada, Mexico and Puerto Rico. All international sales and payments are made in U.S. dollars. Recent international sales have been immaterial to our consolidated financial results.

Our results of operations are affected by numerous external factors including, but not limited to: general and global business, economic, financial, banking and political conditions; competition; metal pricing, demand and availability; energy prices; pricing and availability of raw materials used in the production of metal; inventory held in the supply chain; customer demand for metal; customers’ ability to manage their credit line availability; and layoffs or work stoppages by our own, our suppliers’ or our customers’ personnel. The metal industry also continues to be affected by global consolidation.

Like many other service centers, we maintain substantial inventories of metal to accommodate the short lead times and just-in-time delivery requirements of our customers. Accordingly, we purchase metal in an effort to maintain our inventory at levels that we believe to be appropriate to satisfy the anticipated needs of our customers based upon customer forecasts, historic buying practices, supply agreements with customers and market conditions. Our commitments to purchase metal are generally at prevailing market prices in effect at the time we place our orders. When metal prices increase, competitive conditions will influence how much of the price increase we can pass on to our customers. To the extent we are unable to pass on future price increases in our raw materials to our customers, the net sales and profitability of our business could be adversely affected. When metal prices decline, customer demands for lower prices and our competitors’ responses to those demands could result in lower sale prices and, consequently, lower margins as we use existing inventory.

As selling prices declined in 2009, our average selling prices fell below our average cost of inventory requiring us to recognize inventory lower of cost or market adjustments. We were required under U.S. Generally Accepted

Accounting Principles to write down the value of our inventory to its net realizable value, less reasonable costs to transform the inventory into finished form, resulting in $81.1 million of pre-tax charges during 2009.

Due to the global economic crisis and the unprecedented drop in sales during 2009, we took significant steps to reduce our operating expenses. The cost reductions were achieved through various initiatives, including: headcount reductions; elimination of temporary labor and overtime; reduced work hours to match depressed customer production schedules; company-wide base pay reductions; the consolidation of our Philadelphia facility into our other facilities; benefits reductions; and heightened control over all discretionary spending. During 2010, variable operating expenses increased related to increased shipments, sales and profits. In order to meet increased customer production schedules, headcount, the use of temporary labor and overtime hours increased over 2009. In addition, during the end of the first and second quarters, we phased in restorations for pay originally reduced in 2009. The impact of the pay restorations was approximately $996 thousand in 2010.

At December 31, 2010, we employed approximately 1,113 people. Approximately 186 of the hourly plant personnel at our Detroit and Minneapolis facilities are represented by three separate collective bargaining units. A collective bargaining agreement covering our Detroit workers expires August 31, 2012. A collective bargaining agreement covering our Minneapolis plate facility workers expires March 31, 2012. A collective bargaining agreement covering our Minneapolis coil facility workers expires September 30, 2015. We have never experienced a work stoppage and we believe that our relationship with employees is good. However, any prolonged work stoppages by our personnel represented by collective bargaining units could have a material adverse impact on our business, financial condition, results of operations and cash flows.

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

Inventory Valuation

Our inventories are stated at the lower of cost or market and include the costs of the purchased metal, internal and external processing and inbound freight. Cost is determined using the specific identification method. We regularly review our inventory on hand and record provisions for obsolete and slow-moving inventory based on historical and current sales trends. Changes in product demand and our customer base may affect the value of inventory on hand, which may require higher provisions for obsolete or slow-moving inventory.

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

Revenue Recognition

For both direct and toll shipments, revenue is recognized when metal is shipped to the customer and title and risk of loss is transferred, which generally occurs upon delivery to our customers. Given the proximity of our customers to our facilities, substantially all of our sales are shipped and received within one day. Sales returns and allowances are treated as reductions to sales and are provided for based on historical experience and current estimates and are immaterial to the consolidated financial statements.

Results of Operations

The following table sets forth certain income statement data for the years ended December 31, 2010, 2009 and 2008 (dollars shown in thousands):

	2010		2009		2008
		% of net		% of net		% of net
	$	sales	$	sales	$	sales

Net sales	805,043	100.0	523,395	100.0	1,227,245	100.0
Gross profit (a)	154,645	19.2	21,261	4.1	296,639	24.2
Operating expenses (b)	148,543	18.5	118,588	22.7	187,393	15.3
Operating income (loss)	6,102	0.8	(97,327)	(18.6)	109,246	8.9

(a)	Gross profit is calculated as net sales less the cost of materials sold (which includes $81,063 of inventory lower of cost or market adjustments in 2009).

(b)	Operating expenses are calculated as total costs and expenses less the cost of materials sold.

2010 Compared to 2009

Tons sold increased 34.3% to 969 thousand in 2010 from 721 thousand in 2009. Tons sold in 2010 included 879 thousand from direct sales and 90 thousand from toll processing, compared with 645 thousand direct tons and 76 thousand toll tons in 2009. Tons sold in 2010 were higher in substantially all of our markets compared to 2009. In 2009, tons sold were significantly depressed due to the impact of the global economic crisis. We expect our tons sold in 2011 to increase over 2010 levels as the economic recovery continues.

Net sales increased 53.8% to $805.0 million in 2010 from $523.4 million in 2009. The increase in sales was due to 34.3% increase in shipments and higher selling prices in 2010 than 2009. Average selling prices increased 14.5% in 2010 to $831 per ton, compared with $726 per ton in 2009. During the fourth quarter of 2010, metal producers began significantly increasing metal prices, which has continued into the first quarter of 2011. As a result, we believe that our first quarter 2011 average selling prices and net sales will be higher than the fourth quarter of 2010.

As a percentage of net sales, gross profit (as defined in footnote (a) in the table above) increased to 19.2% in 2010 from 4.1% in 2009. The 2009 gross profit results included $81.1 million of inventory lower of cost or market adjustments recorded at the end of the first and second quarters. In 2010, our gross profit margins were impacted by a larger percentage of sales made to the lower margin automotive industry, and increased sales of stainless steel and aluminum, which carries a lower gross profit percentage than carbon products. We also, in certain instances, increased sales volume in 2010 at lower margins in order to gain market share in a recovering economy. We expect our gross profit in the first quarter of 2011 to improve over the fourth quarter of 2010.

Operating expenses in 2010 increased $30.0 million, or 25.3%, from 2009. As a percentage of net sales, operating expenses decreased to 18.5% in 2010 from 22.7% in 2009 as a result of the increased sales. During 2010, variable operating expenses such as distribution and selling costs increased as a result of increased shipment levels. In order to meet increased customer production schedules, headcount, the use of temporary labor and overtime hours all increased. In addition, during the end of the first and second quarters of 2010, we phased in base pay restorations originally reduced in 2009. The impact of the pay restorations was approximately $1.0 million. Operating expenses for 2010 also included a one-time charge of $2.1 million of bad debt expense related to a customer that unexpectedly ceased operations in the third quarter. This charge was included in the caption “Selling” on the accompanying Consolidated Statement of Operations. During 2010, $130 thousand related to unamortized bank fees under our former revolving credit facility was expensed and included in the caption “Administrative and general” on the accompanying Consolidated Statement of Operations. Increased depreciation expense is associated with the capitalization of our new business system and other completed capital projects.

Interest and other expense on debt totaled $2.3 million in 2010 compared to $2.2 million in 2009. Our effective borrowing rate, exclusive of deferred financing fees and commitment fees, was 3.9% in 2010 compared to 3.7% in 2009. The increase in interest and other expense on debt in 2010 was primarily attributable to higher interest rates in the first half of 2010 prior to our refinancing.

For 2010, income before income taxes totaled $3.8 million compared to a loss before income taxes of $99.5 million in 2009. An income tax provision of 43.9% was recorded for 2010, compared to an income tax benefit of 38.5% for 2009. The majority of the tax benefit from 2009 represents the tax effect of operating losses that were carried back to prior years, resulting in a cash refund of $38.2 million received in April 2010. The increase of five percentage points in our 2010 effective income tax rate was due to the impact of permanent non-deductible tax items applied to a low pre-tax income level, and the inability to take certain tax deductions once our 2010 taxable income turned to a taxable loss in the fourth quarter. Income taxes refunded, net of income taxes paid, during 2010 and 2009, respectively, totaled $36.4 million and $3.5 million.

Net income for 2010 totaled $2.1 million or $0.20 per basic and diluted share, compared to a net loss of $61.2 million or $5.62 per basic and diluted share for 2009.

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

Net sales decreased 57.4% to $523.4 million in 2009 from $1.23 billion in 2008. The decrease in sales was primarily attributable to lower sales volumes and a decline in average selling prices due to recessionary pressures, the ongoing global economic crisis, the liquidation of inventory at metals service centers and less value-added sales. Average selling prices declined 31% in 2009 to $726 per ton, compared with $1,053 per ton in 2008.

As a percentage of net sales, gross profit, including the inventory lower of cost or market adjustment, decreased to 4.1% in 2009 from 24.2% in the 2008. The price of metal purchased from metal producers began to rapidly decrease in late third quarter of 2008. At the same time, customer demand began to decrease significantly due to the ongoing global economic crisis, which resulted in lower overall selling prices. This condition continued during the fourth quarter of 2008 and first half of 2009. Our average cost of goods sold, as a percentage of sales, increased during these periods as we sold metal we acquired on earlier dates at higher prices. The higher cost of goods sold, combined with lower selling prices, resulted in decreased gross profits.

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

Due to the ongoing global economic crisis and the unprecedented drop in sales, we took significant steps to reduce our operating expenses in 2009. Operating expenses in 2009 decreased $68.8 million or 37% from 2008. Lower operating expenses in 2009 were primarily attributable to decreased levels of variable incentive compensation associated with lower levels of profitability (the majority of which was recorded in general and administrative operating expense captions, with a portion also recorded in the warehouse and processing and selling expense captions), decreased distribution expense resulting from reduced shipping levels (recorded in the distribution expense caption) and decreased warehouse and processing expense associated with lower shipping levels. Additional cost reductions were achieved through various initiatives, including headcount reductions of 21% from peak 2008 levels, elimination of temporary labor and overtime, reduced work hours to match depressed customer production schedules, company-wide base pay reductions ranging from 2.5% to 10%, including cash compensation reductions taken by our executive management team equal to 20% of each executive’s base salary, a 20% cash compensation reduction of our Board of Directors’ fees, the consolidation of our Philadelphia operations into our other facilities, benefits reductions and heightened control over all discretionary spending.

Interest and other expense on debt totaled $2.2 million in 2009 compared to $1.1 million in 2008. Our effective borrowing rate, exclusive of deferred financing fees and commitment fees, was 3.7% in 2009 compared to 3.8% in 2008. The increase in 2009 interest and other expense on debt was primarily attributable to higher overall borrowing levels during the first nine months of the year, higher amortization of financing fees related the 2009 amendments of our former revolving credit facility and lower amounts of interest capitalized into long-term projects. During 2008, we incurred a total of $1.5 million of interest and other expense on debt, of which $1.1 million was recorded as expense on the Consolidated Statement of Operations and $0.4 million which was capitalized into long-term projects. In April and July 2009, as a result of deteriorating market conditions and our inventory lower of cost or market adjustments, we obtained amendments to modify certain financial covenants contained in our former revolving credit facility. Interest and other expense on debt includes fees associated with the 2009 amendments of our former revolving credit facility, which are being amortized through June 2010. As part of the amendments, our average cost of borrowings has increased from approximately 5% to 6%. We entered 2010 with no borrowings outstanding.

For 2009, loss before income taxes totaled $99.5 million compared to net income before taxes of $108.1 million in 2008. An income tax benefit of 38.5% was recorded for 2009, compared to a tax provision of 37.4% for 2008. The majority of the 2009 losses were carried back to prior years, resulting in a $38.2 million income tax refund that was received in 2010. Income taxes refunded, net of income taxes paid, during 2009 totaled $3.5 million, compared to $44.7 million of income taxes paid during 2008.

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

We believe that funds available under our credit facility, lease arrangement proceeds and the sale of equity or debt securities, together with funds generated from operations, will be sufficient to provide us with the liquidity necessary to fund anticipated working capital requirements, capital expenditure requirements, our dividend payments and any business acquisitions over at least the next 12 months. In the future, we may as part of our business strategy, acquire and dispose of other companies in the same or complementary lines of business, or enter into or exit strategic alliances and joint ventures. Accordingly, the timing and size of our capital requirements are subject to change as business conditions warrant and opportunities arise.

2010 Compared to 2009

Working capital at December 31, 2010 totaled $196.2 million, a $47.7 million increase from December 31, 2009. The increase was primarily attributable to a $31.6 million increase in accounts receivable (resulting from higher sales volumes and sales prices) and a $88.9 million increase in inventories, partially offset by a $33.7 million decrease in income taxes receivable and deferred, a $29.5 million increase in accounts payable (associated with higher metal prices and increased metal receipts) and a $6.6 million increase in accrued expenses (primarily associated with higher incentives and compensation).

During 2010, we used $40.4 million of net cash for operations, of which $11.2 million was generated from operations and $51.6 million was used for working capital.

In 2010, we spent $17.8 million on capital expenditures. The expenditures were primarily attributable to the purchase of our Mt. Sterling, Kentucky facility, the down payment on our new temper mill in Gary, Indiana, additional processing equipment at our existing facilities and continued investments in our new business systems. In 2011, we expect to spend approximately $35 million to $40 million for capital expenditures, primarily related to the new temper mill in the Indiana facility, and processing equipment for the Kentucky facility.

We continue to successfully implement our new business systems. During 2010, we expensed $1.4 million and capitalized $3.8 million associated with the implementation of our new information systems. Since the project began in 2006, we have expensed $10.3 million and capitalized $17.2 million associated with the new information systems. In March 2009, we began depreciating the portions of the new information systems that were placed in service at that time.

In 2010, we generated $54.5 million from financing activities, which primarily consisted of $55.2 million of borrowings under our revolving credit facility.

In February 2011, our Board of Directors approved a regular quarterly dividend of $0.02 per share, which is payable on March 15, 2011 to shareholders of record as of March 1, 2011. Our Board previously approved 2010 regular quarterly dividends of $0.02 per share, which were paid on each of March 15, 2010, June 15, 2010, September 15, 2010 and December 15, 2010. Dividend distributions in the future are subject to the availability of cash, the $2.5 million annual limitation on cash dividends under our ABL Facility, as defined below, and continuing determination by our Board of Directors that the payment of dividends remains in the best interest of our shareholders.

On June 30, 2010, we entered into a new asset-based revolving credit facility (the ABL Facility). The ABL Facility provides for a revolving credit line of $125 million (which may be increased up to $175 million subject to the Company obtaining commitments for such increase). Borrowings are limited to the lesser of a borrowing base, comprised of eligible receivables and inventories, or $125 million in the aggregate. The ABL Facility matures on June 30, 2015.

The ABL Facility requires us to comply with various covenants, the most significant of which include: (i) until maturity of the ABL Facility, if any commitments or obligations are outstanding and our availability is less than the greater of $20 million or 15% of the aggregate amount of revolver commitments, then we must maintain a ratio of EBITDA minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.10 to 1.00 for the most recent twelve fiscal month period; (ii) limitations on dividend payments; (iii) restrictions on additional indebtedness; and (iv) limitations on investments and joint ventures. We have the option to borrow based on the agent’s base rate plus a premium ranging from 1.00% to 1.50% or the London Interbank Offered Rate (LIBOR) plus a premium ranging from 2.50% to 3.00%.

During 2010, $130 thousand related to unamortized bank fees under the former revolving credit facility was expensed and included in the caption “Administrative and general” on the accompanying Consolidated Statement of Operations.

As of December 31, 2010, we were in compliance with the covenants under the ABL facility and had approximately $68 million of availability.

Substantially higher steel prices in the first quarter of 2011 will result in increased working capital levels. Additionally, we expect to spend approximately $35 million to $40 million for capital expenditures, primarily related to the new temper mill in the Indiana facility, and processing equipment for the Kentucky facility. We believe that funds available under the ABL Facility (including its $50 million accordion feature) and lease arrangement proceeds, together with funds generated from operations, will be sufficient to provide us with the liquidity necessary to fund anticipated working capital requirements, capital expenditure requirements, and our dividend payments over at least the next 12 months. In the future, we may, as part of our business strategy, acquire companies or assets in the same or complementary lines of business, or enter into and exit strategic alliances and joint ventures. We intend to finance any acquisitions with either cash, cash generated from operations, borrowings under available credit facilities, proceeds from debt or equity offerings and/or the issuance of common stock. Accordingly, the timing and size of our capital requirements are subject to change as business conditions warrant and opportunities arise.

2009 Compared to 2008

Working capital at December 31, 2009 totaled $148.5 million, a $104.7 million decrease from December 31, 2008. The decrease was primarily attributable to a $26.5 million reduction in accounts receivable (resulting from lower sales volumes and sales prices) and a $143.6 million reduction in inventories (inclusive of $81.1 million of inventory lower of cost or market adjustments), partially offset by a $31.3 million increase in income taxes receivable and deferred, a $12.7 million reduction in accounts payable (associated with lower metal prices and reduced metal purchases) and a $16.3 million reduction in accrued expenses (primarily associated with lower incentives and compensation).

During 2009, we generated $57.3 million of net cash from operations, of which $51.7 million was used to fund losses and $109.0 million was generated from working capital reductions.

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

During 2009, we expensed $2.2 million and capitalized $2.5 million associated with the implementation of our new information systems. Since the project began in 2006, we have expensed $8.5 million and capitalized $11.8 million associated with the new information system. In March 2009, we began depreciating the portion of the new information system that was placed in service at that time.

In 2009, we used $41.2 million for financing activities, which primarily consisted of $40.2 million of repayments under our revolving credit facility.

Our Board of Directors approved 2009 regular quarterly dividends of $0.05, $0.02, $0.02 and $0.02 per share, which were paid on March 16, 2009, June 15, 2009, September 15, 2009 and December 15, 2009, respectively.

Contractual Obligations

The following table reflects our contractual obligations as of December 31, 2010:

Contractual Obligations				Less than			More than
(amounts in thousands)			Total	1 year	1-3 years	3-5 years	5 years

Long-term debt obligations	(a	)	$63,127	$1,754	$5,261	$56,112	$—
Unrecognized tax positions	(b	)	2,263	2,181	82	—	—
Other long-term liabilities	(c	)	4,725	—	762	—	3,963
Operating leases	(d	)	9,237	3,109	3,484	1,665	979

Total contractual obligations			$79,352	$7,044	$9,589	$57,777	$4,942

(a)	See Note 6 to the Consolidated Financial Statements. Includes debt balance and future interest obligations on debt at current interest rates.

(b)	See Note 11 to the Consolidated Financial Statements. Classification is based on expected settlement dates and the expiration of certain statutes of limitations.

(c)	Primarily consists of accrued bonuses, retirement liabilities and deferred compensation payable in future years.

(d)	See Note 13 to the Consolidated Financial Statements.

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

Other than operating leases, as of December 31, 2010, we had no material off-balance sheet arrangements.

Effects of Inflation

Inflation generally affects us by increasing the cost of employee wages and benefits, transportation services, processing equipment, purchased metal, energy and borrowings under our credit facility. General inflation, excluding increases in the price of metal and increased distribution expense, has not had a material effect on our financial results during the past three years.

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

During the past several years, the base price of carbon flat-rolled steel has fluctuated significantly and rapidly. We witnessed unprecedented metal producer price increases during 2008 followed by rapid and steep metal price declines during 2009. Rapidly declining prices, as we experienced during 2009, reduced our gross profit margin percentages to levels that were lower than our historical levels, and resulted in inventory lower of cost or market adjustments. Higher inventory levels held by us, other service centers or end-use customers could cause competitive pressures that could also reduce gross profit. Lower raw material costs for metal producers could result in customer demands for lower cost product, resulting in lower selling prices. Higher raw material costs for metal producers could cause the price of metal to increase. Rising prices result in higher working capital requirements for us and our customers. Some customers may not have sufficient credit lines or liquidity to absorb significant increases in the price of metal. While we have generally been successful in the past in passing on producers’ price increases and surcharges to our customers, there is no guarantee that we will be able to pass on price increases to our customers in the future.

Declining metal prices have generally adversely affected our net sales and net income, while increasing metal prices have generally favorably affected our net sales and net income.

Approximately 12.3% of our net sales in 2010 were directly to automotive manufacturers or manufacturers of automotive components and parts. The automotive industry experiences significant fluctuations in demand based on numerous factors such as general economic conditions and consumer confidence. The automotive industry is also subject, from time to time, to labor work stoppages. The domestic automotive industry, which has experienced a number of recent bankruptcies, is emerging from significant restructuring.

Inflation generally affects us by increasing the cost of employee wages and benefits, transportation services, processing equipment, energy and borrowings under our ABL Facility. General inflation, excluding increases in the price of steel and increased distribution expense, has not had a material effect on our financial results during the past three years.

We are exposed to the impact of fluctuating steel prices and interest rate changes. During 2010, we entered into nickel swaps at the request of our customers. While these derivatives are intended to be effective in helping us manage risk, they have not been designated as hedging instruments. For certain customers, we enter into contractual relationships that entitle us to pass-through the economic effect of trading positions that we take with other third parties on our customers’ behalf. The primary risk associated with the nickel swaps is the ability of our customer to honor its agreement with us related to derivative instruments. If the customer is unable to honor its agreement, our risk of loss is the fair value of the nickel swap.

Our primary interest rate risk exposure results from variable rate debt. If interest rates in the future were to increase 100 basis points (1.0%) from December 31, 2010 rates and, assuming no change in total debt from December 31, 2010 levels, the additional annual interest expense to us would be approximately $552 thousand. The fair value of fixed rate debt is subject to interest rate risk, credit risk and foreign currency risk. We have not entered into any interest rate hedge transactions for speculative purposes or otherwise. However, we do have the option to enter into 30- to 180-day fixed base rate Euro loans under the ABL Facility.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Olympic Steel, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
of Olympic Steel, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Olympic Steel, Inc. and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Cleveland, Ohio
February 24, 2011

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we concluded that, as of December 31, 2010, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Olympic Steel, Inc.
Consolidated Statements of Operations
For The Years Ended December 31, 2010, 2009 and 2008
(in thousands, except per share data)

	2010	2009	2008

Net sales	$805,043	$523,395	$1,227,245
Costs and expenses
Cost of materials sold (excludes items shown separately below, includes $81,063 of inventory lower of cost or market adjustments in 2009)	650,398	502,134	930,606
Warehouse and processing	51,478	39,863	64,382
Administrative and general	39,233	33,956	58,592
Distribution	19,407	15,480	28,086
Selling	19,802	12,114	19,602
Occupancy	5,320	5,500	6,998
Depreciation	13,303	11,675	9,733

Total costs and expenses	798,941	620,722	1,117,999

Operating income (loss)	6,102	(97,327)	109,246
Interest and other expense on debt	2,305	2,217	1,148

Income (loss) before income taxes	3,797	(99,544)	108,098
Income tax provision (benefit)	1,665	(38,316)	40,396

Net income (loss)	$2,132	$(61,228)	$67,702

Net income (loss) per share — basic	$0.20	$(5.62)	$6.24

Weighted average shares outstanding — basic	10,905	10,887	10,847
Net income (loss) per share — diluted	$0.20	$(5.62)	$6.21

Weighted average shares outstanding — diluted	10,918	10,887	10,895

The accompanying notes are an integral part of these statements.

Olympic Steel, Inc.
Consolidated Balance Sheets
As of December 31, 2010 and 2009
(in thousands)

	2010	2009

Assets
Cash and cash equivalents	$1,492	$5,190
Accounts receivable, net	82,859	51,269
Inventories, net	200,606	111,663
Income taxes receivable and deferred	8,200	41,963
Prepaid expenses and other	5,652	4,686

Total current assets	298,809	214,771

Property and equipment, at cost	239,500	222,149
Accumulated depreciation	(121,266)	(108,589)

Net property and equipment	118,234	113,560

Goodwill	7,083	6,583
Other long-term assets	5,312	3,534

Total assets	$429,438	$338,448

Liabilities
Accounts payable	$81,645	$52,167
Accrued payroll	11,214	6,874
Other accrued liabilities	9,766	7,213

Total current liabilities	102,625	66,254

Credit facility revolver	55,235	—
Other long-term liabilities	4,807	11,949
Deferred income taxes	5,133	633

Total liabilities	167,800	78,836

Shareholders’ Equity
Preferred stock, without par value, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, without par value, 20,000 shares authorized, 10,883 and 10,862 shares issued and outstanding	118,976	118,212
Retained earnings	142,662	141,400

Total shareholders’ equity	261,638	259,612

Total liabilities and shareholders’ equity	$429,438	$338,448

The accompanying notes are an integral part of these balance sheets.

Olympic Steel, Inc.
Consolidated Statements of Cash Flows
For The Years Ended December 31, 2010, 2009 and 2008
(in thousands)

	2010	2009	2008

Cash flows from (used for) operating activities:
Net income (loss)	$2,132	$(61,228)	$67,702
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	13,872	12,227	9,733
(Gain) loss on disposition of property and equipment	51	94	(464)
Stock-based compensation	627	(1,139)	1,648
Other long-term assets	(2,847)	1,593	782
Other long-term liabilities	(7,142)	(2,445)	4,615
Long-term deferred income taxes	4,500	(784)	(2,370)

	11,193	(51,682)	81,646
Changes in working capital:
Accounts receivable	(31,590)	26,468	10,677
Inventories	(88,943)	143,637	(76,770)
Income taxes receivable and deferred	33,763	(31,319)	—
Prepaid expenses and other	(966)	(778)	(5,815)
Accounts payable	26,612	(2,649)	(14,834)
Change in outstanding in checks	2,866	(10,067)	6,309
Accrued payroll and other accrued liabilities	6,634	(16,287)	11,335

	(51,624)	109,005	(69,098)

Net cash from (used for) operating activities	(40,431)	57,323	12,548

Cash flows from (used for) investing activities:
Capital expenditures	(17,846)	(11,862)	(33,759)
Proceeds from disposition of property and equipment	77	15	816

Net cash used for investing activities	(17,769)	(11,847)	(32,943)

Cash flows from (used for) financing activities:
Credit facility revolver borrowings (payments), net	55,235	(40,198)	23,491
Proceeds from exercise of stock options (including tax benefit) and employee stock purchases	137	217	2,904
Dividends paid	(870)	(1,196)	(12,816)

Net cash from (used for) financing activities	54,502	(41,177)	13,579

Cash and cash equivalents:
Net increase (decrease)	(3,698)	4,299	(6,816)
Beginning balance	5,190	891	7,707

Ending balance	$1,492	$5,190	$891

The accompanying notes are an integral part of these statements.

Olympic Steel, Inc.
Consolidated Statements of Shareholders’ Equity
For The Years Ended December 31, 2010, 2009 and 2008
(in thousands)

	Common	Retained
	Stock	Earnings

Balance at December 31, 2007	$114,582	$148,938
Net income	—	67,702
Payment of dividends	—	(12,816)
Exercise of stock options and employee stock purchases (134 shares)	2,904	—
Stock-based compensation	1,648	—

Balance at December 31, 2008	$119,134	$203,824

Net loss	$—	$(61,228)
Payment of dividends	—	(1,196)
Exercise of stock options and employee stock purchases (22 shares)	217	—
Stock-based compensation	(1,139)	—

Balance at December 31, 2009	$118,212	$141,400

Net income	$—	$2,132
Payment of dividends	—	(870)
Exercise of stock options and employee stock purchases (16 shares)	137	—
Stock-based compensation	627	—

Balance at December 31, 2010	$118,976	$142,662

The accompanying notes are an integral part of these statements.

Olympic Steel, Inc.
Notes to Consolidated Financial Statements
For The Years Ended December 31, 2010, 2009 and 2008
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

Nature of Business

The Company is a U.S. metals service center with over 56 years of experience in specialized processing and distribution of large volumes of carbon, coated, aluminum and stainless steel, flat-rolled sheet, and coil and plate products from 16 facilities throughout the United States. The Company operates as one business segment.

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

Concentration Risks

The Company is a major customer of flat-rolled coil and plate steel for many of its principal suppliers, but is not dependent on any one supplier. The Company purchased approximately 37%, 38% and 46% of its total steel requirements from its three largest suppliers in 2010, 2009 and 2008, respectively.

The Company has a diversified customer and geographic base, which reduces the inherent risk and cyclicality of its business. The concentration of net sales to the Company’s top 20 customers approximated 34%, 30% and 33% of net sales in 2010, 2009 and 2008, respectively. In addition, the Company’s largest customer accounted for approximately 5%, 3% and 6% of net sales in 2010, 2009 and 2008, respectively. Sales to the three largest U.S. automobile manufacturers and their suppliers, made principally by the Company’s Detroit operation, and sales to other steel service centers, accounted for approximately 12.3% and 10.7%, respectively, of the Company’s net sales in 2010, 11.6% and 11.0% of net sales in 2009, and 8.5% and 10.0% of net sales in 2008.

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

Accounts Receivable

Accounts receivable are presented net of allowances for doubtful accounts of $1,310 and $665 as of December 31, 2010 and 2009, respectively. Bad debt expense totaled $3,031 in 2010, $268 in 2009 and $1,378 in 2008.

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

Property and Equipment, and Depreciation

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets ranging from five to 30 years. The Company capitalizes the costs of obtaining or developing internal-use software, including directly related payroll costs. The Company amortizes those costs over five years, beginning when the software is ready for its intended use.

Goodwill

Goodwill is the excess of the purchase price paid over the fair value of the net assets of an acquired business. Goodwill is not amortized, but is tested for impairment annually on December 31, or more frequently when events or circumstances occur indicating that the carrying value may not be recoverable. We estimate the fair value of Goodwill using a discounted cash flow methodology. Management’s assumptions used for the calculation are based on historical results, projected financial information and recent economic events. Actual results could differ from these estimates under different assumptions or conditions which could adversely affect the reported value of goodwill.

The goodwill on the consolidated balance sheets is related to the June 2, 2006 acquisition of the Company’s North Carolina operations ($6,583) and the February 1, 2010 acquisition of Integrity Stainless ($500). As of December 31, 2010, goodwill totaled $7,083 and the testing indicated no impairment of goodwill.

Income Taxes

The Company, on its consolidated balance sheets, records as an offset to the estimated effect of temporary differences between the tax basis of assets and liabilities and the reported amounts in its consolidated balance sheets, the tax effect of operating loss and tax credit carryforwards. If the Company determines that it will not be able to fully realize a deferred tax asset, it will record a valuation allowance to reduce such deferred tax asset to its realizable value. The Company recognizes interest accrued related to unrecognized tax benefits in income tax expense. Penalties, if incurred, would be recognized as a component of income tax expense.

Revenue Recognition

For both direct and toll shipments, revenue is recognized when inventory is shipped to the customer and title and risk of loss is transferred, which generally occurs upon delivery to our customers. Given the proximity of the Company’s customers to its facilities, substantially all of the Company’s sales are shipped and received within one day. Sales returns and allowances are treated as reductions to sales and are provided for based on historical experience and current estimates and are immaterial to the consolidated financial statements.

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

Presentation of Change in Outstanding Checks

Outstanding checks of $13,055, $10,189 and $20,256, as of December 31, 2010, December 31, 2009 and December 31, 2008, respectively, represent checks issued that have not yet been presented for payment to the banks and are classified as “Accounts payable” in the Company’s Consolidated Balance Sheet. The Company typically funds these overdrafts through normal collections of funds or transfers from bank balances at other financial institutions.

In June 2010, the Company revised the presentation of changes of outstanding checks from a financing activity to an operating activity in its Consolidated Statement of Cash Flows with a conforming change to the prior period presentation. The effect of this revision had no impact on the net increase (decrease) in cash; however, it changed the cash provided by operating activities for the years ended December 31, 2009 and 2008 from $67,390 and $6,239, respectively, as previously disclosed in the Annual Reports on Form 10-K for the years ended December 31, 2009 and 2008, to $57,323 and $12,548, respectively, with a corresponding change in the cash flows provided by (used in) financing activities for the years ended December 31, 2009 and 2008 from $(51,244) and $19,888, respectively, to $(41,177) and $13,579, respectively.

Impact of Recently Issued Accounting Pronouncements

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

2.  Accounts Receivable:

Accounts receivable are presented net of allowances for doubtful accounts of $1,310 and $665 as of December 31, 2010 and 2009, respectively. Bad debt expense totaled $3,031 in 2010, $268 in 2009 and $1,378 in 2008. The increase in the bad debt expense relates primarily to a customer that unexpectedly ceased operations in the third quarter of 2010, resulting in a bad debt provision of $2,074.

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

3.  Inventories:

Steel inventories consisted of the following:

	As of December 31,
	2010	2009

Unprocessed	$143,410	$86,071
Processed and finished	57,196	25,592

Totals	$200,606	$111,663

In 2009, the Company was required under generally accepted accounting principles to write down the value of its inventory to net realizable value (averaged selling price less reasonable costs to convert inventory into completed form), resulting in a $30,609 million charge recorded on March 31, 2009. A second inventory lower of cost or market charge of $50,454 million was recorded on June 30, 2009.

4.  Investments in Joint Ventures:

The Company and the United States Steel Corporation (USS) each own 50% of Olympic Laser Processing (OLP), a company that produced laser welded sheet steel blanks for the automotive industry. OLP ceased operations during the first quarter of 2006. In December 2006, the Company advanced $3,200 to OLP to cover a loan guarantee. As of December 31, 2010 and 2009, the investment in and advance to OLP was valued at $2,500 on the Company’s Consolidated Balance Sheet. The Company believes the underlying value of OLP’s remaining real estate, upon liquidation, will be sufficient to repay the $2,500 advance.

5.  Property and Equipment:

Property and equipment consists of the following:

	Depreciable	As of December 31,
	Lives	2010	2009

Land	—	$11,937	$11,622
Land improvements	10	1,453	1,469
Buildings and improvements	30	76,058	74,332
Machinery and equipment	5-15	111,339	106,706
Furniture and fixtures	7	6,142	5,653
Computer software and equipment	5	21,005	18,725
Vehicles	5	34	29
Construction in progress	—	11,532	3,613

		$239,500	$222,149
Less accumulated depreciation		(121,266)	(108,589)

Net property and equipment		$118,234	$113,560

Construction in progress, as of December 31, 2010, primarily consisted of capitalized costs associated with the Company’s Mt. Sterling, Kentucky facility, down payments on the new temper mill in Gary, Indiana, additional processing equipment at our existing facilities and construction costs related to the suspended project in Sumter, South Carolina.

Construction in progress, as of December 31, 2009, primarily consisted of capitalized costs associated with the Company’s new information systems and construction costs related to the suspended project in Sumter, South Carolina.

6.  Debt:

On June 30, 2010, the Company entered into a new asset-based revolving credit facility (the ABL Facility). The ABL Facility provides for a revolving credit line of $125,000 (which may be increased up to $175,000 subject to the Company obtaining commitments for such increase). Borrowings are limited to the lesser of a borrowing base, comprised of eligible receivables and inventories, or $125,000 in the aggregate. The ABL Facility matures on June 30, 2015.

The ABL Facility requires the Company to comply with various covenants, the most significant of which include: (i) until maturity of the ABL Facility, if any commitments or obligations are outstanding and the Company’s availability is less than the greater of $20,000 or 15% of the aggregate amount of revolver commitments, then the Company must maintain a ratio of EBITDA minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.10 to 1.00 for the most recent twelve fiscal month period; (ii) limitations on dividend payments; (iii) restrictions on additional indebtedness; and (iv) limitations on investments and joint ventures. The Company has the option to borrow based on the agent’s base rate plus a premium ranging from 1.00% to 1.50% or the London Interbank Offered Rate (LIBOR) plus a premium ranging from 2.50% to 3.00%.

As of December 31, 2010, the Company was in compliance with its covenants under the ABL facility and had approximately $68,165 of availability.

Outstanding checks are included as part of Accounts Payable on the accompanying Consolidated Balance Sheets and such checks totaled $13,055 as of December 31, 2010 and $10,189 as of December 31, 2009.

Scheduled Debt Maturities, Interest, Debt Carrying Values

The Company has no outstanding term loans. The overall effective interest rate for all debt, exclusive of deferred financing fees and deferred commitment fees, amounted to 3.9%, 3.7% and 3.8% in 2010, 2009 and 2008, respectively. Interest paid totaled $1,672, $1,928 and $1,484 for the years ended December 31, 2010, 2009 and

2008, respectively. Average total debt outstanding was $29,660, $34,291 and $41,894 in 2010, 2009 and 2008, respectively.

The Company has not entered into interest rate transactions for speculative purposes or otherwise. The Company does not hedge its exposure to floating interest rate risk. However, the Company has the option to enter into 30- to 180- day fixed base rate Euro loans under the ABL Facility.

7.  Shares Outstanding and Earnings Per Share:

	2010	2009	2008
	(In thousands, except per share data)

Weighted average basic shares outstanding	10,905	10,887	10,847
Assumed exercise of stock options and issuance of stock awards	13	—	48

Weighted average diluted shares outstanding	10,918	10,887	10,895

Net income (loss)	$2,132	$(61,228)	$67,702
Basic earnings (loss) per share	$0.20	$(5.62)	$6.24

Diluted earnings (loss) per share	$0.20	$(5.62)	$6.21

Anti-dilutive securities outstanding	101	149	19

8.  Derivative Instruments:

During 2010, the Company entered into nickel swaps indexed to the London Metal Exchange (LME) price of nickel with a third-party broker. The nickel swaps are treated as derivatives for accounting purposes. The Company entered into them to mitigate the risk of volatility in the price of nickel. The nickel swaps vary in length from one to five months and are settled with the broker at maturity. The economic benefit or loss arising from the changes in fair value of the swaps is contractually passed through to the customer. The primary risk associated with the nickel swaps is the ability of our customer to honor its agreement with the Company related to derivative instruments. If the customer is unable to honor its agreement, the Company’s risk of loss is the fair value of the nickel swap.

While these derivatives are intended to help the Company manage risk, they have not been designated as hedging instruments. The periodic changes in fair value of the nickel and embedded customer derivative instruments are included in “Cost of materials sold” in the accompanying Consolidated Statement of Operations. We recognize derivative positions with both the customer and the third party for the derivatives and we classify cash settlement amounts associated with them as part of “Cost of materials sold” in the Consolidated Statements of Operations.

The fair value of our derivative instruments are set forth below. The fair value is determined based on quoted market prices and reflect the estimated amounts the Company would pay or receive to terminate the nickel swaps.

	Fair Value of Derivative Instruments
	not Designated as Hedges
	As of December 31, 2010
	Assets		Liabilities
	Current	Fair Value	Current	Fair Value
	(In thousands)

Nickel swaps	$127	$127	$—	$—
Embedded customer derivatives	—	—	123	123

Total derivative fair value	$127	$127	$123	$123

The embedded customer derivatives are included in Other accrued liabilities and the nickel swaps are included in Accounts receivable, net on the Consolidated Balance Sheet at December 31, 2010.

As of December 31, 2010, the Company had paid $4 of net derivative losses that it had not yet settled under the embedded customer derivative agreement. Settlement of these liabilities is expected to occur during the first quarter of 2011. There was no net impact of the derivatives to the Company’s Consolidated Statement of Operations for the year ended December 31, 2010. The table below shows the impact of the derivatives for the year ended December 31, 2010.

Net Gain (Loss)
Recognized
(In thousands)

Nickel swaps	$55
Embedded customer derivatives	(55)

Total	$—

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

	Fair Value Measurements
	at December 31, 2010
	Level 1	Level 2	Level 3	Total
	(In thousands)

Nickel swaps	$—	$127	$—	$127
Embedded customer derivatives	—	(123)	—	(123)

	$—	$4	$—	$4

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

The following table summarized the impact of stock options on the results of operations:

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2010	December 31, 2009	December 31, 2008

Stock option expense before taxes	$60	$210	$210
Stock option expense after taxes	$34	$129	$132
Impact per basic share	$—	$0.01	$0.01
Impact per diluted share	$—	$0.01	$0.01

All pre-tax charges related to stock option expense were included in the caption “Administrative and general” on the accompanying Consolidated Statements of Operations. For the years ended December 31, 2010, 2009 and 2008, tax benefits realized from option exercises totaled $43, $86 and $1,800, respectively.

No options were granted during 2008 or 2009 through the termination of the Option Plan on January 5, 2009.

The following table summarizes stock-based award activity during the year ended December 31, 2010:

			Weighted
		Weighted	Average
		Average Exercise	Remaining	Aggregate
	Number of Shares	Price	Contractual Term	Intrinsic Value

Outstanding at December 31, 2009	55,007	$19.29
Granted	—	—
Exercised	(8,000)	8.36
Forfeited	(1,000)	32.63

Outstanding at December 31, 2010	46,007	$20.90	4.69 years	$449

Exercisable at December 31, 2010	46,007	$20.90	4.69 years	$449

The total intrinsic value of stock options exercised during the years ended December 31, 2010, 2009 and 2008 was $112, $227 and $4,786, respectively. Net cash proceeds from the exercise of stock options, exclusive of income tax benefits, were $67, $112 and $1,066 for the years ended December 31, 2010, 2009 and 2008, respectively. Income tax benefits of $43, $86 and $1,819 were realized from stock option exercises during the years ended December 31, 2010, 2009 and 2008, respectively. The fair value of options vested during the years ended December 31, 2010, 2009 and 2008 totaled $60, $210 and $210, respectively. By December 31, 2010, all expense with respect to non-vested stock option awards had been recognized and amortized into expense.

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

The Compensation Committee of the Company’s Board of Directors also granted 34,379 and 54,024 performance-earned restricted stock units (PERSUs) to the senior management of the Company on January 2, 2008 and January 2, 2009, respectively. The PERSUs may be earned based on the Company’s performance for a period of 36 months from the date of grant, and would be converted to shares of common stock based on the achievement of two separate financial measures: (1) the Company’s EBITDA (50% weighted) and (2) return on invested capital (50% weighted). No shares will be earned unless the threshold amounts for the performance measures are met. Up to 150% of the targeted amount of PERSUs may be earned. On December 31, 2010, the 33,681 PERSU’s outstanding granted on January 2, 2008 lapsed based on failure to meet the minimum performance requirements.

The fair value of each RSU and PERSU was estimated to be the closing price of the Company’s common stock on the date of the grant, which was $33.85, $21.68 and $32.20 for the grants on January 4, 2010, January 2, 2009 and January 2, 2008, respectively.

Stock-based compensation expense recognized on RSUs and PERSUs is summarized in the following table:

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2010	December 31, 2009	December 31, 2008

RSU and PERSU expense (reversal) before taxes	$567	$(1,349)	$1,438
RSU and PERSU expense (reversal) after taxes	$318	$(830)	$900
Impact per basic share	$0.03	$(0.08)	$0.08
Impact per diluted share	$0.03	$(0.08)	$0.08

All pre-tax charges related to RSUs and PERSUs were included in the caption “Administrative and General” on the accompanying Consolidated Statement of Operations.

The following table summarizes the activity related to RSUs for the twelve months ended December 31, 2010:

	Number of	Weighted Average	Aggregate
	Shares	Exercise Price	Intrinsic Value

Outstanding at December 31, 2009	21,600	$28.84
Granted	32,202	$33.85
Converted into shares	(7,200)	$(21.63)
Forfeited	—	—

Outstanding at December 31, 2010	46,602	$33.41	$38

Vested at December 31, 2010	14,400	$32.44	$38

There was no intrinsic value for the RSUs that were converted into shares in 2010 or 2009. During 2010, 7,200 RSUs were converted into shares. During 2009, 5,400 RSUs were converted into shares. There were no RSUs converted into shares in prior years.

The following table summarizes the activity related to PERSUs for the twelve months ended December 31, 2010:

		Weighted
	Number of	Average	Aggregate
	Shares	Exercise Price	Intrinsic Value

Outstanding at December 31, 2009	86,668	$25.77
Granted	—	$—
Converted into shares	—	—
Lapsed based on performance criteria	(33,681)	$(32.20)
Forfeited	—	$—

Outstanding at December 31, 2010	52,987	$21.68	$371

Vested at December 31, 2010	—	$—	$—

Since inception of the PERSU program, no PERSUs have been converted into shares.

11.  Income Taxes:

The components of the Company’s provision (benefit) for income taxes from continuing operations were as follows:

	2010	2009	2008

Current:
Federal	$(1,831)	$(37,049)	$37,963
State and Local	(65)	(1,468)	6,750

	(1,896)	(38,517)	44,713
Deferred	3,561	201	(4,317)

	$1,665	$(38,316)	$40,396

The components of the Company’s deferred income taxes at December 31 are as follows:

	2010	2009

Deferred tax assets:
Inventory	$1,207	$836
Net operating loss and tax credit carryforwards	5,108	6,438
Allowance for doubtful accounts	485	253
Accrued expenses	4,021	6,851
Other	80	134

	10,901	14,512
Valuation reserve	(412)	(605)

Total deferred tax assets	10,489	13,907
Deferred tax liabilities:
Property and equipment	(8,478)	(8,501)
Intangibles	(1,712)	(1,633)
Other	(412)	(325)

Total deferred tax liabilities	(10,602)	(10,459)

Deferred tax assets (liabilities), net	$(113)	$3,448

The following table summarizes the activity related to the Company’s gross unrecognized tax benefits:

	2010	2009	2008

Balance as of the beginning of the year	$2,190	$4,378	$3,059
Increases related to prior year tax positions	—	—	1,613
Decreases related to prior year tax positions	(158)	(293)	(92)
Increases related to current year tax positions	24	130	—
Decreases related to settlements with taxing authorities	—	(1,895)	—
Decreases related to lapsing of statute of limitations	(51)	(130)	(202)

Balance as of the end of the year	$2,005	$2,190	$4,378

It is expected that the amount of unrecognized tax benefits will change in the next twelve months; a significant portion of the gross unrecognized tax benefits are tied to items where the statute of limitations will lapse during the 3rd quarter of 2011. The tax years 2007-2009 remain open to examination by major taxing jurisdictions to which the Company is subject.

The Company recognized interest related to uncertain tax positions in income tax expense. As of December 31, 2010 and December 31, 2009, the Company had approximately $258 and $241 of gross accrued interest related to uncertain tax positions, respectively.

The following table reconciles the U.S. federal statutory rate to the Company’s effective tax rate:

	2010	2009	2008

U.S. federal statutory rate	35.0%	35.0%	35.0%
State and local taxes, net of federal benefit	1.3%	3.2%	3.7%
Sec. 199 manufacturing deduction	—	—	(1.6)%
Meals and entertainment	5.0%	(0.1)%	0.2%
All other, net	2.6%	0.4%	0.1%

Effective income tax rate	43.9%	38.5%	37.4%

Taxes paid (refunded) in 2010, 2009 and 2008 totaled ($36,355), ($3,544) and $44,703, respectively. Some subsidiaries of the Company’s consolidated group file state tax returns on a separate company basis and have state net operating loss carryforwards expiring over the next seven to 20 years. A valuation allowance is recorded to reduce certain deferred tax assets to the amount that is more likely than not to be realized.

12.  Retirement Plans:

The Company’s retirement plans consist of a 401(k) plan covering non-union employees, two separate 401(k) plans covering all union employees and a supplemental executive retirement plan (SERP) covering certain executive officers of the Company.

The 401(k) retirement plans allow eligible employees to contribute up to the statutory maximum. The Company’s 401(k) matching contribution is determined annually by the Board of Directors and is based on a percentage of eligible employees’ earnings and contributions. For the non-union 401(k) retirement plan in the first quarter of 2009 and for all of 2008, the Company matched one-half of each eligible employee’s contribution, limited to the first 6% of eligible compensation. The Company’s 401(k) matching contribution was suspended on April 1, 2009.

Company contributions for each of the last three years for the union plans were 3% of eligible W-2 wages plus one half of the first 4% of each employee’s contribution. However, the Company contribution to the Minneapolis plate facility union was suspended on April 1, 2009, the Company contribution to the Detroit facility union was suspended on October 1, 2009 and the Company contribution to the Minneapolis coil facility union was suspended on October 1, 2010.

All union employees now participate in the profit-sharing plan on a discretionary basis, like all non-union employees. The Company’s 401(k) matching contribution was reinstated on January 1, 2011.

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

Retirement plan expense, which includes all Company 401(k), profit-sharing and SERP defined contributions, amounted to $506, $646 and $3,950 for the years ended December 31, 2010, 2009 and 2008, respectively.

13.  Commitments and Contingencies:

The Company leases certain warehouses, sales offices and machinery and equipment under long-term lease agreements. All leases are classified as operating and expire at various dates through 2017. In some cases the leases include options to extend. Rent and lease expense was $4,495, $4,986 and $5,010 for the years ended December 31, 2010, 2009 and 2008, respectively.

Future minimum lease payments as of December 31, 2010 are as follows:

2011	$3,109
2012	2,108
2013	1,376
2014	1,014
2015	651
Thereafter	979

$9,237

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

As of December 31, 2010, approximately 186 of the Company’s hourly plant personnel at its Minneapolis and Detroit facilities are represented by three separate collective bargaining units. A collective bargaining agreement covering our Detroit workers expires August 31, 2012. A collective bargaining agreement covering Minneapolis plate facility workers expires March 31, 2012. A collective bargaining agreement covering our Minneapolis coil facility workers expires on September 30, 2015.

14.  Related-Party Transactions:

A related entity owns one of the Cleveland warehouses and leases it to the Company at an annual rental of $195. The lease is on a month-to-month basis.

15.  Shareholder Rights Plan:

On January 31, 2000, the Company’s Board of Directors approved the adoption of a shareholder rights plan. The terms and description of the plan are set forth in a rights agreement, dated January 31, 2000, between the Company and National City Bank, as rights agent (the Rights Agreement). The Board of Directors declared a dividend distribution of one right for each share of common stock of the Company outstanding as of the March 6, 2000 record date. The Rights Agreement provided, subject to specified exceptions and limitations, that common stock issued or delivered from the Company’s treasury after the record date would be accompanied by a right. Each right entitled the holder to purchase one-one-hundredth of a share of Series A Junior Participating Preferred stock, without par value, at a price of $20 per one one-hundredth of a preferred share (a Right).

On September 16, 2008, the Company adopted Amendment 1 to the Rights Agreement. The Amendment removed National City Bank as rights agent, appointed Mellon Investor Services LLC as successor rights agent, modified several provisions related to duties, obligations and liabilities of the rights agent and changed the Rights Purchase Price from $20 to $170.

The Shareholder Rights Plan expired on March 6, 2010.

16.  Shelf Registration Statement:

In October 2009, the Company filed a shelf registration statement with the Securities and Exchange Commission. The registration statement, which became effective on January 4, 2010, provides the Company with advance regulatory approval to sell securities in one or more separate offerings in amounts and at prices and terms to be determined at the time of sale. The registration statement is intended to provide the Company with flexibility to raise up to $200,000 from the offering of a variety of equity or debt securities, including common shares, from time to time. If securities are issued, the Company may use the proceeds for funding acquisitions, capital expenditures, working capital, reducing or refinancing debt or general corporate purposes.

Schedule II — Valuation and Qualifying Accounts
(in thousands)

		Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End of
Description	of Period	Expenses	Accounts	Deductions	Period

Year Ended December 31, 2008
Allowance for doubtful accounts	$1,427	$1,378	$—	$(1,702)	$1,103
Tax valuation reserve	$337	$—	$—	$(41)	$296
Year Ended December 31, 2009
Allowance for doubtful accounts	$1,103	$268	$—	$(706)	$665
Tax valuation reserve	$296	$309	$—	$—	$605
Year Ended December 31, 2010
Allowance for doubtful accounts	$665	$3,031	$—	$(2,386)	$1,310
Tax valuation reserve	$605	$(193)	$—	$—	$412

SUPPLEMENTAL FINANCIAL INFORMATION
Unaudited Quarterly Results of Operations
(in thousands, except per share amounts)

2010	1st	2nd	3rd	4th	Year

Net sales	$167,901	$212,756	$209,185	$215,201	$805,043
Operating income (loss)	3,329	5,584	(1,276)	(1,535)	6,102
Income (loss) before income taxes	2,823	5,063	(1,878)	(2,211)	3,797
Net income (loss)	$1,711	$3,254	$(1,237)	$(1,596)	$2,132
Basic net income (loss) per share	$0.16	$0.30	$(0.11)	$(0.15)	$0.20
Weighted average shares outstanding — basic	10,905	10,905	10,909	10,913	10,905
Diluted net income (loss) per share	$0.16	$0.30	$(0.11)	$(0.15)	$0.20
Weighted average shares outstanding — diluted	10,918	10,922	10,909	10,913	10,918
Market price of common stock: (a)
High	$36.25	$36.75	$26.41	$29.05	$36.75
Low	26.69	22.89	20.18	20.91	20.18

2009	1st	2nd	3rd	4th	Year

Net sales	$140,873	$122,426	$121,599	$138,497	$523,395
Operating income (loss)	(41,970)	(53,272)	1,859	(3,944)	(97,327)
Income (loss) before income taxes	(42,213)	(54,323)	1,292	(4,300)	(99,544)
Net income (loss)	$(25,455)	$(33,832)	$671	$(2,612)	$(61,228)
Basic net income (loss) per share	$(2.34)	$(3.11)	$0.06	$(0.24)	$(5.62)
Weighted average shares outstanding — basic	10,880	10,882	10,894	10,898	10,887
Diluted net income (loss) per share	$(2.34)	$(3.11)	$0.06	$(0.24)	$(5.62)
Weighted average shares outstanding — diluted	10,880	10,882	10,909	10,898	10,887
Market price of common stock: (a)
High	$23.62	$27.25	$29.96	$34.70	$34.70
Low	10.44	14.45	18.85	24.48	10.44

(a)	Represents the high and low sales prices of our common stock as reported by the Nasdaq Global Select Market.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Evaluations required by Rule 13a-15 of the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report have been carried out under the supervision and with the participation of our management, including its Chief Executive Officer and Chief Financial Officer. Based upon such evaluations, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2010 in providing reasonable assurance that information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting is set forth in Part II, Item 8 of this Annual Report on Form 10-K and is incorporated herein. PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting that is set forth in Part II, Item 8 of this Annual Report and is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

Information required by Item 10 as to the executive officers is provided in Part I of this Annual Report on Form 10-K and is incorporated by reference into this section. Other information required by Item 10 will be incorporated herein by reference to the information set forth in our definitive proxy statement for its 2011 Annual Meeting of Shareholders.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by Item 11 will be incorporated herein by reference to the information set forth in our definitive proxy statement for its 2011 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by Item 12 will be incorporated herein by reference to the information set forth in our definitive proxy statement for its 2011 Annual Meeting of Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by Item 13 will be incorporated herein by reference to the information set in our definitive proxy statement for its 2011 Annual Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by Item 14 will be incorporated herein by reference to the information set forth in our definitive proxy statement for its 2011 Annual Meeting of Shareholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) The following financial statements are included in Part II, Item 8:

Report of Independent Registered Public Accounting Firm

Management’s Report on Internal Control Over Financial Reporting

Consolidated Statements of Operations for the Years Ended December 31, 2010, 2009 and 2008

Consolidated Balance Sheets as of December 31, 2010 and 2009

Consolidated Statements of Cash Flows for the Years Ended December 31, 2010, 2009 and 2008

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2010, 2009 and 2008

Notes to Consolidated Financial Statements for the Years Ended December 31, 2010, 2009 and 2008

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

OLYMPIC STEEL, INC.
February 24, 2011

By:	/s/ Richard T. Marabito
Richard T. Marabito,
Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated and on the dates indicated.

/s/ Michael D. Siegal* Michael D. Siegal Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 24, 2011

/s/ David A. Wolfort* David A. Wolfort President, Chief Operating Officer and Director	February 24, 2011

/s/ Richard T. Marabito* Richard T. Marabito Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	February 24, 2011

/s/ Arthur F. Anton* Arthur F. Anton, Director	February 24, 2011

/s/ Dirk A. Kempthorne* Dirk A. Kempthorne, Director	February 24, 2011

/s/ Ralph M. Della Ratta, Jr.* Ralph M. Della Ratta, Jr., Director	February 24, 2011

/s/ James B. Meathe* James B. Meathe, Director	February 24, 2011

/s/ Howard L. Goldstein* Howard L. Goldstein, Director	February 24, 2011

*	The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to the Powers of Attorney executed by the above-named officers and directors of the Company and filed with the Securities and Exchange Commission on behalf of such officers and directors.

By: /s/ Richard T. Marabito Richard T. Marabito, Attorney-in-Fact	February 24, 2011

OLYMPIC STEEL, INC.

INDEX TO EXHIBITS

Exhibit	Description of Document	Reference

3.1(i)	Amended and Restated Articles of Incorporation	Incorporated by reference to Exhibit 3.1(i) to the Registration Statement on Form S-1 (Registration No. 33-73992) filed with the Commission on January 12, 1994.
3.1(ii)	Amended and Restated Code of Regulations	Incorporated by reference to Exhibit 4.2 to Registrant’s Registration Statement on Form S-8 (Registration No. 333-1439001) filed with the Commission on June 20, 2007.
4.18	Second Amended and Restated Credit Agreement dated as of May 28, 2008 by and among the Company, the financial institutions from time to time party thereto and Comerica Bank, as Administrative Agent	Incorporated by reference to Exhibit 4.18 to Registrant’s Form 8-K filed with the Commission on June 3, 2008 (Commission File No. 0-23320).
4.19	First Amendment to Second Amended and Restated Credit Agreement dated as of April 6, 2009 by and among the Resistrant, the financial institutions from time to time party thereto and Comerica Bank, as Administrative Agent, and the other agents from time to time party thereto.	Incorporated by reference to Exhibit 4.19 to Registrant’s Form 8-K filed with the Commission on April 7, 2009 (Commission File No. 0-23320).
4.20	Second Amendment to Second Amended and Restated Credit Agreement dated as of July 24, 2009 by and among the Resistrant, the financial institutions from time to time party thereto and Comerica Bank, as Administrative Agent, and the other agents from time to time party thereto.	Incorporated by reference to Exhibit 4.20 to Registrant’s Form 8-K filed with the Commission on July 30, 2009 (Commission File No. 0-23320).
4.21	Loan and Security Agreement, dated as of June 30, 2010, by and among the Registrant, the financial institutions from time to time party thereto, Bank of America, N.A., as administrative agent, and the other agents from time to time party thereto.	Incorporated by reference to Exhibit 4.21 to Registrant’s Form 8-K filed with the Commission on July 7, 2010 (Commission File No. 0-23320).
10.1*	Olympic Steel, Inc. Stock Option Plan	Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 (Registration No. 33-73992) filed with the Commission on January 12, 1994.
10.2	Lease, dated as of July 1, 1980, as amended, between S.M.S. Realty Co., a lessor, and the Registrant, as lessee, relating to one of the Cleveland facilities	Incorporated by reference to Exhibit 10.3 to Registration Statement on Form S-1 (Registration No. 33-73992) filed with the Commission on January 12, 1994.
10.3	Intentionally omitted
10.4	Lease, dated as of November 30, 1987, as amended, between Tinicum Properties Associates L.P., as lessor, and the Registrant, as lessee, relating to Registrant’s Lester, Pennsylvania facility	Incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 (Registration No. 33-73992) filed with the Commission on January 12, 1994.
10.7	Operating Agreement of OLP, LLC, dated April 4, 1997, by and between the U.S. Steel Group of USX Corporation and Oly Steel Welding, Inc.	Incorporated by reference to Exhibit 10.9 to Registrant’s Form 10-Q filed with the Commission on May 5, 1997 (Commission File No. 0-23320).

Exhibit	Description of Document	Reference

10.8*	Form of Management Retention Agreement for Senior Executive Officers of the Company	Incorporated by reference to Exhibit 10.8 to Registrant’s Form 10-Q filed with the Commission on August 7, 2000 (Commission File No. 0-23320).
10.9*	Form of Management Retention Agreement for Other Officers of the Company	Incorporated by reference to Exhibit 10.9 to Registrant’s Form 10-Q filed with the Commission on August 7, 2000 (Commission File No. 0-23320).
10.10*	David A. Wolfort Employment Agreement effective as of January 1, 2006	Incorporated by reference to Exhibit 10.10 to Registrant’s Form 8-K filed with the Commission on December 23, 2005 (Commission File No. 0-23320).
10.12*	Michael D. Siegal Employment Agreement dated January 7, 2010	Incorporated by reference to Exhibit 10.12 to Registrant’s Form 8-K filed with the Commission on January 13, 2010 (Commission File No. 0-23320).
10.13*	Richard T. Marabito Employment Agreement dated August 8, 2006	Incorporated by reference to Exhibit 10.13 to Registrant’s Form 10-Q filed with the Commission on August 9, 2006 (Commission File No. 0-23320).
10.14*	Olympic Steel, Inc. Executive Deferred Compensation Plan dated December 15, 2004	Incorporated by reference to Exhibit 10.14 to Registrant’s Form 10-K filed with the Commission on March 14, 2005 (Commission File No. 0-23320).
10.15*	Form of Non-Solicitation Agreements	Incorporated by reference to Exhibit 10.15 to Registrant’s Form 8-K filed with the Commission on March 4, 2005 (Commission File No. 0-23320).
10.16*	Form of Management Retention Agreement	Incorporated by reference to Exhibit 10.16 to Registrant’s Form 10-Q filed with the Commission on August 8, 2005 (Commission File No. 0-23320).
10.17*	Supplemental Executive Retirement Plan Term Sheet	Incorporated by reference to Exhibit 99.1 to Registrant’s Form 8-K filed with the Commission on January 5, 2006 (Commission File No. 0-23320).
10.18*	Summary of Non-Employee Director Compensation	Incorporated by reference to Exhibit 10.18 to Registrant’s Form 10-K filed with the Commission on March 15, 2006 (Commission File No. 0-23320).
10.19*	Summary of Senior Management Compensation Plan	Incorporated by reference to Exhibit 10.19 to Registrant’s Form 10-K filed with the Commission on March 15, 2006 (Commission File No. 0-23320).
10.20*	Olympic Steel, Inc. Supplemental Executive Retirement Plan	Incorporated by reference to Exhibit 10.20 to Registrant’s Form 8-K filed with the Commission on April 28, 2006 (Commission File No. 0-23320).
10.21*	Olympic Steel, Inc. 2007 Omnibus Incentive Plan	Incorporated by reference to Exhibit 10.21 to Registrant’s Form 8-K filed with the Commission on May 3, 2007 (Commission File No. 0-23320).

Exhibit	Description of Document	Reference

10.22*	Form of Performance-Earned Restricted Stock Unit (PERS Unit) Agreement for Messrs. Siegal, Wolfort and Marabito	Incorporated by reference to Exhibit 10.22 to Registrant’s Form 10-Q filed with the Commission on August 8, 2007 (Commission File No. 0-23320).
10.23*	Form of Performance-Earned Restricted Stock Unit (PERS Unit) Agreement for Mr. Manson and Ms. Potash	Incorporated by reference to Exhibit 10.23 to Registrant’s Form 10-Q filed with the Commission on August 8, 2007 (Commission File No. 0-23320).
10.24*	Amendment to Management Retention Agreement with Richard T. Marabito dated March 13, 2008	Incorporated by reference to Exhibit 10.24 to Registrant’s Form 10-K filed with the Commission on March 14, 2008 (Commission File No. 0-23320).
10.25*	Form of Performance-Earned Restricted Stock Unit (PERS Unit) Agreement for Messrs. Siegal, Wolfort and Marabito.	Incorporated by reference to Exhibit 10.25 to Registrant’s Form 10-Q filed with the Commission on May 2, 2008 (Commission File No. 0-23320).
10.26*	Form of Performance-Earned Restricted Stock Unit (PERS Unit) Agreement for Mr. Manson and Ms. Potash.	Incorporated by reference to Exhibit 10.26 to Registrant’s Form 10-Q filed with the Commission on May 2, 2008 (Commission File No. 0-23320).
10.27*	Form of Performance-Earned Restricted Stock Unit (PERS Unit) Agreement for Messrs. Siegal, Wolfort and Marabito.	Incorporated by reference to Exhibit 10.27 to Registrant’s Form 10-Q filed with the Commission on May 5, 2009 (Commission File No. 0-23320).
10.28*	Form of Performance-Earned Restricted Stock Unit (PERS Unit) Agreement for Mr. Manson and Ms. Potash.	Incorporated by reference to Exhibit 10.28 to Registrant’s Form 10-Q filed with the Commission on May 5, 2009 (Commission File No. 0-23320).
10.29*	Letter Agreement, effective as of January 7, 2010, by and between the Company and Mr. Siegal	Incorporated by reference to Exhibit 10.29 to Registrant’s Form 8-K filed with the Commission on January 13, 2010 (Commission File No. 0-23320).
21	List of Subsidiaries	Filed herewith
23	Consent of Independent Registered Public Accounting Firm	Filed herewith
24	Directors and Officers Powers of Attorney	Filed herewith
31.1	Certification of the Principal Executive Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of the Principal Financial Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Written Statement of Michael D. Siegal, Chairman and Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Written Statement of Richard T. Marabito, Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

*	This exhibit is a management contract or compensatory plan or arrangement.