Form 10-Q
period 2011-03-31
OLYMPIC STEEL INC
filed 2011-05-06
CIK 917470

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 6, 2011
Common stock, without par value	10,900,134

Olympic Steel, Inc.
Index to Form 10-Q

2 of 56

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
Olympic Steel, Inc.
Consolidated Balance Sheets
(in thousands)

	March 31,	December 31,
	2011	2010
	(unaudited)	(audited)
Assets

Cash and cash equivalents	$2,604	$1,492
Accounts receivable, net	136,904	82,859
Inventories	198,910	200,606
Income taxes receivable and deferred	3,123	8,200
Prepaid expenses and other	4,970	5,652

Total current assets	346,511	298,809

Property and equipment, at cost	246,925	239,500
Accumulated depreciation	(124,326)	(121,266)

Net property and equipment	122,599	118,234

Goodwill	7,083	7,083
Other long-term assets	5,467	5,312

Total assets	$481,660	$429,438

Liabilities

Accounts payable	$98,927	$81,645
Accrued payroll	6,726	11,214
Other accrued liabilities	10,561	9,766

Total current liabilities	116,214	102,625

Credit facility revolver	80,940	55,235
Other long-term liabilities	6,410	4,807
Deferred income taxes	6,165	5,133

Total liabilities	209,729	167,800

Shareholders’ Equity

Preferred stock	—	—
Common stock	119,164	118,976
Retained earnings	152,767	142,662

Total shareholders’ equity	271,931	261,638

Total liabilities and shareholders’ equity	$481,660	$429,438

The accompanying notes are an integral part of these statements.

3 of 56

Olympic Steel, Inc.
Consolidated Statements of Operations

(in thousands, except per share and tonnage data)

	Three Months Ended
	March 31,
	2011	2010
	(unaudited)
Tons sold

Direct	294,887	201,025
Toll	22,455	20,465

	317,342	221,490

Net sales	$294,381	$167,901

Costs and expenses
Cost of materials sold (excludes items shown separately below)	230,962	132,536
Warehouse and processing	15,590	10,572
Administrative and general	13,211	8,885
Distribution	6,208	4,057
Selling	5,804	3,877
Occupancy	1,826	1,399
Depreciation	3,467	3,246

Total costs and expenses	277,068	164,572

Operating income	17,313	3,329

Interest and other expense on debt	805	506

Income before income taxes	16,508	2,823

Income tax provision	6,185	1,112

Net income	$10,323	$1,711

Earnings per share:

Net income per share — basic	$0.94	$0.16

Weighted average shares outstanding — basic	10,935	10,905

Net income per share — diluted	$0.94	$0.16

Weighted average shares outstanding — diluted	10,945	10,918

The accompanying notes are an integral part of these statements.

4 of 56

Olympic Steel, Inc.
Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended
	March 31,
	2011	2010
	(unaudited)
Cash flows from (used for) operating activities:
Net income	$10,323	$1,711
Adjustments to reconcile net income to net cash from operating activities -
Depreciation and amortization	3,544	3,454
Loss on disposition of property and equipment	9	16
Stock-based compensation	177	184
Other long-term assets	(232)	(1,091)
Other long-term liabilities	1,603	(5,339)
Long-term deferred income taxes	1,032	660

	16,456	(405)

Changes in working capital:
Accounts receivable	(54,045)	(30,671)
Inventories	1,696	(17,611)
Income taxes receivable and deferred	5,077	474
Prepaid expenses and other	682	154
Accounts payable	17,277	19,609
Change in outstanding checks	5	(636)
Accrued payroll and other accrued liabilities	(3,633)	3,948

	(32,941)	(24,733)

Net cash used for operating activities	(16,485)	(25,138)

Cash flows from (used for) investing activities:
Capital expenditures	(7,903)	(2,262)
Proceeds from disposition of property and equipment	2	4

Net cash used for investing activities	(7,901)	(2,258)

Cash flows from (used for) financing activities:
Credit facility revolver borrowings, net	25,705	23,420
Proceeds from exercise of stock options (including tax benefit) and employee stock purchases	11	12
Dividends paid	(218)	(218)

Net cash from financing activities	25,498	23,214

Cash and cash equivalents:
Net change	1,112	(4,182)
Beginning balance	1,492	5,190

Ending balance	$2,604	$1,008

The accompanying notes are an integral part of these statements.

5 of 56

Olympic Steel, Inc.
Notes to Consolidated Financial Statements
(unaudited)
March 31, 2011
(1) Basis of Presentation:
The accompanying consolidated financial statements have been prepared from the financial records of Olympic Steel, Inc. and its wholly-owned subsidiaries (collectively, Olympic or the Company), without audit and reflect all normal and recurring adjustments which are, in the opinion of management, necessary to fairly state the results of the interim periods covered by this report. Year-to-date results are not necessarily indicative of 2011 annual results and these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. All significant intercompany transactions and balances have been eliminated in consolidation.
Outstanding checks of $13.1 million, $13.1 million and $9.6 million, as of March 31, 2011, December 31, 2010 and March 31, 2010, respectively, represent checks issued that have not yet been presented for payment to the banks and are classified as accounts payable in the Company’s Consolidated Balance Sheet. The Company typically funds these overdrafts through normal collections of funds or transfers from bank balances at other financial institutions.
In June 2010, the Company revised the presentation of changes of outstanding checks from a financing activity to an operating activity in its Consolidated Statement of Cash Flows with a conforming change to the prior period presentation. The effect of this revision had no impact on the net increase (decrease) in cash; however, it changed the cash used in operating activities for the three-month period ended March 31, 2010 from $(24.5) million as previously disclosed in the quarterly report on Form 10-Q for the three month period ended March 31, 2010 to $(25.1) million, with a corresponding change in the cash flows provided by financing activities for the three month period ended March 31, 2010 from $22.6 million to $23.2 million.
(2) Accounts Receivable:
The Company maintained allowances for doubtful accounts and unissued credits of $3.5 million and $2.9 million at March 31, 2011 and December 31, 2010, respectively. The allowance for doubtful accounts is maintained at a level considered appropriate based on historical experience

6 of 56

and specific customer collection issues that have been identified. Estimations are based upon a calculated percentage of accounts receivable, which remains fairly level from year to year, and judgments about the probable effects of economic conditions on certain customers, which can fluctuate significantly from year to year. The Company cannot guarantee that the rate of future credit losses will be similar to past experience. The Company considers all available information when assessing the adequacy of its allowance for doubtful accounts each quarter.
(3) Inventories:
Steel inventories consist of the following:

	March 31,	December 31,
(in thousands)	2011	2010
Unprocessed	$140,253	$143,410
Processed and finished	58,657	57,196

Totals	$198,910	$200,606

(4) Investments in Joint Ventures:
The Company and the United States Steel Corporation each own 50% of Olympic Laser Processing (OLP), a company that produced laser welded sheet steel blanks for the automotive industry. OLP ceased operations during the first quarter of 2006. In December 2006, the Company advanced $3.2 million to OLP to cover a loan guarantee. As of March 31, 2011, the investment in and advance to OLP was valued at $2.5 million on the Company’s Consolidated Balance Sheet. The Company believes the underlying value of OLP’s remaining real estate, upon liquidation, will be sufficient to repay the $2.5 million advance at a later date.
(5) Debt:
On June 30, 2010, the Company entered into a new asset-based revolving credit facility (the ABL revolving credit facility). The ABL revolving credit facility provides for a revolving credit line of $125 million (which may be increased up to $175 million subject to the Company obtaining commitments for such increase). Borrowings are limited to the lesser of a borrowing base, comprised of eligible receivables and inventories, or $125 million in the aggregate. The ABL revolving credit facility matures on June 30, 2015.

7 of 56

The ABL revolving credit facility requires the Company to comply with various covenants, the most significant of which include: (i) until maturity of the ABL revolving credit facility, if any commitments or obligations are outstanding and the Company’s availability is less than the greater of $20 million or 15% of the aggregate amount of revolver commitments, then the Company must maintain a ratio of EBITDA minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.10 to 1.00 for the most recent twelve fiscal month period; (ii) limitations on dividend payments; (iii) restrictions on additional indebtedness; and (iv) limitations on investments and joint ventures. The Company has the option to borrow based on the agent’s base rate plus a premium ranging from 1.00% to 1.50% or the London Interbank Offered Rate (LIBOR) plus a premium ranging from 2.50% to 3.00%.
As of March 31, 2011, the Company was in compliance with its covenants and had approximately $42 million of availability under the ABL revolving credit facility.
(6) Shares Outstanding and Earnings Per Share:
Earnings per share have been calculated based on the weighted average number of shares outstanding as set forth below:

	For the Three Months
	Ended March 31,
	2011	2010
(in thousands, except per share data)
Weighted average basic shares outstanding	10,935	10,905
Assumed exercise of stock options and issuance of stock awards	10	13

Weighted average diluted shares outstanding	10,945	10,918

Net income	$10,323	$1,711

Basic earnings per share	$0.94	$0.16

Diluted earnings per share	$0.94	$0.16

Anti-dilutive securities outstanding	163	143

8 of 56

(7) Derivative Instruments:
The fair value of our derivative instruments are set forth below. The fair value is determined based on quoted market prices and reflect the estimated amounts the Company would pay or receive to terminate the nickel swaps.

	Fair Value of Derivative Instruments
	Not Designated as Hedges
	As of March 31, 2011
	Assets		Liabilities
(in thousands)	Current	Fair value	Current	Fair value
Nickel swaps	$42	$42	$—	$—
Embedded customer derivatives	—	—	174	174

Total derivative fair value	$42	$42	$174	$174

The embedded customer derivatives are included in Other accrued liabilities and the nickel swaps are included in Accounts receivable, net on the Consolidated Balance Sheet at March 31, 2011.
As of March 31, 2011, we had received $132 thousand of net derivative gains that we had not yet settled under the embedded customer derivative agreement. Settlement of these liabilities is expected to occur during the second quarter of 2011. There was no net impact of the derivatives to the Company’s Consolidated Statement of Operations for the three months ended March 31, 2011. The table below shows the impact of the derivatives for the three months ended March 31, 2011.

Net Gain (Loss)
(in thousands)	Recognized
Nickel swaps	$88
Embedded customer derivatives	(88)

Total	$—

The fair value of the Company’s nickel swaps and embedded customer derivatives is determined by using Level 2 inputs. The inputs used include the price of nickel indexed to the London Metal Exchange (LME). The following table presents information about the Company’s asset

9 of 56

and liabilities that were measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company.

	Fair Value Measurements
	at March 31, 2011
(in thousands)	Level 1	Level 2	Level 3	Total
Nickel swaps	$—	$42	$—	$42
Embedded customer derivatives	—	(174)	—	(174)

	$—	$(132)	$—	$(132)

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
The following table summarizes the effect of the impact of stock options on the results of operations:

	For the Three Months
	Ended March 31,
	2011	2010
(in thousands, except per share data)
Stock option expense before taxes	$—	$43
Stock option expense after taxes	$—	$26
Impact per basic share	$—	$—
Impact per diluted share	$—	$—
All pre-tax charges related to stock options were included in the caption “Administrative and general” on the accompanying Consolidated Statement of Operations.
The following table summarizes stock option award activity during the three months ended March 31, 2011:

10 of 56

			Weighted	Aggregate
	Number of	Weighted Average	Average Remaining	Intrinsic Value
	Options	Exercise Price	Contractual Term	(in thousands)
Outstanding at December 31, 2010	46,007	$20.90
Granted	—	—
Exercised	—	—
Canceled	—	—

Outstanding at March 31, 2011	46,007	$20.90	4.4 years	$548

Exercisable at March 31, 2011	46,007	$20.90	4.4 years	$548

There were no stock options exercised during the three months ended March 31, 2011 and 2010. All options were vested by June 30, 2010. The fair value of options vested during the three months ended March 31, 2010 totaled $43 thousand.
By December 31, 2010, all expense with respect to stock option awards had been recognized and amortized into expense.
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
On each of January 2, 2008, January 2, 2009, January 4, 2010 and March 1, 2011, the Compensation Committee of the Company’s Board of Directors approved the grant of 1,800 restricted stock units (RSUs) to each non-employee Director. Subject to the terms of the Plan and the RSU agreement, the RSUs vest after one year of service (from the date of grant). The RSUs are not converted into shares of common stock until the director either resigns or is terminated from the Board of Directors.
On January 4, 2010, the Compensation Committee of the Company’s Board of Directors approved the grant of 23,202 RSUs in the aggregate to the members of senior management of the Company. Subject to the terms of the Plan and the RSU agreement, the RSUs vest at the end of three years from the date of grant.

11 of 56

The Compensation Committee of the Company’s Board of Directors also granted 34,379 and 54,024 performance-earned restricted stock units (PERSUs) in the aggregate to the members of senior management of the Company on January 2, 2008 and January 2, 2009, respectively. The PERSUs may be earned based on the Company’s performance for a period of 36 months from the date of grant, and would be converted to shares of common stock based on the achievement of two separate financial measures: (1) the Company’s EBITDA (50% weighted) and (2) return on invested capital (50% weighted). No shares will be earned unless the threshold amounts for the performance measures are met. Up to 150% of the targeted amount of PERSUs may be earned.
The fair value of each RSU and PERSU was estimated to be the closing price of the Company’s common stock on the date of the grant, which was $26.91, $33.85, $21.68 and $32.20 for the grants on March 1, 2011, January 4, 2010, January 2, 2009 and January 2, 2008, respectively.
Stock-based compensation expense recognized on RSUs and PERSUs for the three months ended March 31, 2011 and 2010, respectively, is summarized in the following table:

	For the Three Months
	Ended March 31,
(in thousands, except per share data)	2011	2010
Stock award expense before taxes	$87	$142
Stock award expense after taxes	$55	$86
Impact per basic share	$0.01	$0.01
Impact per diluted share	$—	$0.01
All pre-tax charges related to RSUs and PERSUs were included in the caption “Administrative and general” on the accompanying Consolidated Statement of Operations.

12 of 56

The following table summarizes the activity related to RSUs for the three months ended March 31, 2011:

		Weighted Average	Aggregate Intrinsic
	Number of Shares	Exercise Price	Value
Outstanding at December 31, 2010	46,602	$33.41
Granted	18,825	$26.91
Converted into shares	—	$—
Forfeited	(438)	$33.85

Outstanding at March 31, 2011	64,989	$31.76	$175

Vested at March 31, 2011	31,959	$31.08	$122

No RSUs were converted into shares during the three months ended March 31, 2011 or 2010.
The following table summarizes the activity related to PERSUs for the three months ended March 31, 2011:

		Weighted Average	Aggregate Intrinsic
	Number of Shares	Exercise Price	Value
Outstanding at December 31, 2010	52,987	$21.68
Granted	—	$—
Converted into shares	—	$—
Lapsed based on performance criteria	—	$—
Forfeited	(1,141)	$21.68

Outstanding at March 31, 2011	51,846	$21.68	$598

Vested at March 31, 2011	—	$—	$—

Since inception of the PERSU program, no PERSUs have been converted into shares. There was no expense included on the accompanying Consolidated Statement of Operations for the three months ended March 31, 2011 or 2010 related to the PERSUs as the minimum performance requirements for the PERSUs are not expected to be met.
(10)	Income Taxes:
For the first three months of 2011, the Company recorded an income tax provision of $6.2 million, or 37.5%, compared to $1.1 million, or 39.4%, for the first three months of 2010.

13 of 56

(11)	Supplemental Cash Flow Information:
Interest paid during the first three months of 2011 totaled $889 thousand, compared to $169 thousand in the first three months of 2010. Income taxes paid during the first three months of 2011 totaled $22 thousand compared to income taxes refunded of $7 thousand for the first three months of 2010.
(12)	Impact of Recently Issued Accounting Pronouncements:
There were no accounting pronouncements issued or effective in the first quarter of 2011 expected to have a future material impact on Olympic’s financial statements.

14 of 56

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and accompanying notes contained herein and our consolidated financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2010. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed under Item 1A (Risk Factors) in our Annual Report on Form 10-K for the year ended December 31, 2010. The following section is qualified in its entirety by the more detailed information, including our financial statements and the notes thereto, which appear elsewhere in this Quarterly Report on Form 10-Q.
Overview
We are a leading U.S. metals service center with over 57 years of experience. Our primary focus is on the direct sale and distribution of large volumes of processed carbon, coated, aluminum and stainless flat-rolled sheet, coil and plate products. We act as an intermediary between metal producers and manufacturers that require processed metal for their operations. We serve customers in most carbon steel consuming industries, including manufacturers and fabricators of transportation and material handling equipment, construction and farm machinery, storage tanks, environmental and energy generation equipment, automobiles, food service and electrical equipment, military vehicles and equipment, as well as general and plate fabricators and metals service centers. We distribute our products primarily through a direct sales force.
During the first quarter of 2011 we operated as a single business segment with 16 strategically-located processing and distribution facilities in Connecticut, Georgia, Illinois, Iowa, Kentucky, Michigan, Minnesota, North Carolina, Ohio, Pennsylvania and Washington. This geographic footprint allows us to focus on regional customers and larger national and multi-national accounts, primarily located throughout the midwestern, eastern and southern United States. During April 2011, we purchased a building on United States Steel Corporation’s, or U.S. Steel’s Gary Works facility in Gary, Indiana for $4.3 million, where we plan to locate our new temper

15 of 56

mill and cut-to-length line. In addition, we have entered into lease agreements to lease additional warehouse facilities in Quincy, Washington and Kansas City, Missouri in order to expand our geographic footprint to the west. The second quarter of 2011 will also include our first international expansion as we leased a warehouse facility in Monterrey, Mexico for plate distribution to our customers in that area. The addition of these new locations brings our total number of locations to 21.
We sell a broad range of products, many of which have different gross profits and margins. Products that have more value-added processing generally have a greater gross profit and higher margins. Accordingly, our overall gross profit is affected by, among other things, product mix, the amount of processing performed, the demand for and availability of metal, volatility in selling prices and material purchase costs. We also perform toll processing of customer-owned metal. We sell certain products internationally, primarily in Puerto Rico and Mexico. All international sales and payments are made in U.S. dollars. Recent international sales have been immaterial to our consolidated financial results.
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

16 of 56

our competitors’ responses to those demands could result in lower sale prices and, consequently, lower margins as we use existing metal inventory.
At March 31, 2011, we employed approximately 1,174 people. Approximately 207 of the hourly plant personnel at our Detroit and Minneapolis facilities are represented by three separate collective bargaining units. A collective bargaining agreement covering our Detroit workers expires August 31, 2012. Collective bargaining agreements covering our Minneapolis plate and coil facility workers expire March 31, 2012 and September 30, 2015, respectively. We have never experienced a work stoppage and we believe that our relationship with employees is good. However, any prolonged work stoppages by our personnel represented by collective bargaining units could have a material adverse impact on our business, financial condition, results of operations and cash flows.
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
For further information regarding the accounting policies that we believe to be critical accounting policies and that affect our more significant judgments and estimates used in preparing our consolidated financial statements, see Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2010.

17 of 56

Results of Operations
The following table sets forth certain income statement data for the three months ended March 31, 2011 and 2010 (dollars are shown in thousands):

	For the Three Months Ended March 31,
	2011		2010
		% of net		% of net
	$	sales	$	sales
Net sales	$294,381	100.0%	$167,901	100.0%
Gross profit (1)	63,419	21.5%	35,365	21.1%
Operating expenses (2)	46,106	15.7%	32,036	19.1%
Operating income	$17,313	5.9%	$3,329	2.0%

(1)	Gross profit is calculated as net sales less the cost of materials sold.

(2)	Operating expenses are calculated as total costs and expenses less the cost of materials sold.
Tons sold increased 43.3% to 317 thousand in the first quarter of 2011 from 221 thousand in the first quarter of 2010. Tons sold in the first quarter of 2011 included 295 thousand from direct sales and 22 thousand from toll processing, compared with 201 thousand direct tons and 20 thousand toll tons in the comparable period of last year. Tons sold in the first quarter of 2011 were higher in substantially all markets in which we sell, compared to the first quarter of 2010.
Net sales increased 75.3% to $294.4 million in the first quarter of 2011 from $167.9 million in the first quarter of 2010. Average selling prices in the first quarter of 2011 were $928 per ton, compared with $758 per ton in the first quarter of 2010, and $846 per ton in the fourth quarter of 2010. The increase in sales was due to both higher levels of tons sold and increased average sell prices. We expect our second quarter sales and gross margins to remain strong and soften towards the end of the second quarter as we believe market prices peaked in April 2011. We anticipate shipments to begin to slow during the later part of the second quarter of 2011 and the beginning of third quarter due to normal seasonal patterns.
As a percentage of net sales, gross profit totaled 21.5% in the first quarter of 2011 compared to 21.1% in the first quarter of 2010.
Operating expenses in the first quarter of 2011 increased $14.1 million from the first quarter of 2010. Higher operating expenses in the first quarter of 2011 were primarily attributable to increased variable expenses, such as distribution, due to increased shipment levels; warehouse

18 of 56

and processing expense resulting from more hours worked due to the increased volume; and selling costs, including higher sales incentives, resulting from increased tons sold and sales. In addition, performance based incentives increased as well during the first quarter of 2011. As a percentage of net sales, operating expenses decreased to 15.7% for the first quarter of 2011 from 19.1% in the comparable 2010 period.
Interest and other expense on debt totaled $805 thousand for the first quarter of 2011 compared to $506 thousand for the first quarter of 2010. Our effective borrowing rate, exclusive of deferred financing fees and commitment fees, was 3.8% for the first three months of 2011 compared to 5.6% for the first three months of 2010. The increase in interest and other expense on debt in the first quarter of 2011 was primarily attributable to higher levels of borrowings offset by the lower borrowing rate under our new ABL revolving credit facility.
For the first quarter of 2011, income before income taxes totaled $16.5 million compared to a $2.8 million in the first quarter of 2010. An income tax provision of 37.5% was recorded for the first three months of 2011, compared to an income tax provision of 39.4% for the first three months of 2010. Income taxes paid during the first three months of 2011 totaled $22 thousand compared to income taxes refunded of $7 thousand for the first three months of 2010.
Net income for the first quarter of 2011 totaled $10.3 million or $0.94 per basic and diluted share, compared to $1.7 million or $0.16 per basic and diluted share for the first quarter of 2010.
Liquidity and Capital Resources
Our principal capital requirements include funding working capital needs, purchasing, upgrading and acquiring processing equipment and facilities and other businesses, making acquisitions and paying dividends. We use cash generated from operations, leasing transactions and borrowings under our credit facility to fund these requirements.
Working capital at March 31, 2011 totaled $230.3 million, a $34.1 million increase from December 31, 2010. The increase was attributable to the rising price and volume environment, which increased our working capital requirements. The increase was primarily attributable to a $54.0 million increase in accounts receivable (resulting from higher sales volumes and sales prices) and a $3.7 million decrease in accrued expenses, partially offset by a $17.3 million increase in accounts payable (associated with higher steel prices and increased steel purchases) and a $5.1 million decrease in income taxes receivable and deferred. Inventory decreased by $1.7 million as we continue to improve our inventory turns.

19 of 56

For the three months ended March 31, 2011, we used $16.5 million of net cash for operations, of which $16.5 million was generated from working capital.
During the first three months of 2011, we spent $7.9 million on capital expenditures. The expenditures were primarily attributable to progress payments on the new temper mill, which will be located in Gary, Indiana, additional processing equipment at our existing facilities and continued investments in our new business systems. During the remainder of 2011, we expect to spend approximately $30 million to $40 million for capital expenditures primarily related to the investment in our new business system implementations, value-added equipment and maintenance-type capital expenditures.
We continue to successfully implement our new business systems. During the first three months of 2011, we expensed $197 thousand and capitalized $357 thousand associated with the implementation of the systems. Since the project began in 2006, we have expensed $10.1 million and capitalized $15.9 million associated with the project.
During the first three months of 2011, $25.5 million of cash was provided from financing activities, which primarily consisted of borrowings under our ABL revolving credit facility.
In February 2011, our Board of Directors approved a regular quarterly dividend of $0.02 per share, which was paid on March 15, 2011 to shareholders of record as of March 1, 2011. Regular dividend distributions in the future are subject to the availability of cash, the $2.5 million annual limitation on cash dividends under our ABL revolving credit facility and continuing determination by our Board of Directors that the payment of dividends remains in the best interest of our shareholders.
Our ABL revolving credit facility provides for a revolving credit line of $125 million (which may be increased up to $175 million subject to the Company obtaining commitments for such increase). Borrowings are limited to the lesser of a borrowing base, comprised of eligible receivables and inventories, or $125 million in the aggregate. The ABL revolving credit facility matures on June 30, 2015.
The ABL revolving credit facility requires us to comply with various covenants, the most significant of which include: (i) until maturity of the ABL revolving credit facility, if any commitments or obligations are outstanding and our availability is less than the greater of $20 million or 15% of the aggregate amount of revolver commitments, then we must maintain a ratio of EBITDA minus certain capital expenditures and cash taxes paid to fixed charges of at least

20 of 56

1.10 to 1.00 for the most recent twelve fiscal month period; (ii) limitations on dividend payments; (iii) restrictions on additional indebtedness; and (iv) limitations on investments and joint ventures. We have the option to borrow based on the agent’s base rate plus a premium ranging from 1.00% to 1.50% or the London Interbank Offered Rate (LIBOR) plus a premium ranging from 2.50% to 3.00%.
As of March 31, 2011, we were in compliance with the covenants under the ABL revolving credit facility and had approximately $42 million of availability.
We believe that funds available under our ABL revolving credit facility and lease arrangement proceeds, together with funds generated from operations, will be sufficient to provide us with the liquidity necessary to fund anticipated working capital requirements, capital expenditure requirements and our dividend payments over at least the next 12 months. In the future, we may, as part of our business strategy, acquire companies in the same or complementary lines of business, or enter into and exit strategic alliances and joint ventures. Accordingly, the timing and size of our capital requirements are subject to change as business conditions warrant and opportunities arise.

21 of 56

Forward-Looking Information
This Quarterly Report on Form 10-Q and other documents we file with the SEC contain various forward-looking statements that are based on current expectations, estimates, forecasts and projections about our future performance, business, our beliefs and management’s assumptions. In addition, we, or others on our behalf, may make forward-looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, conferences, webcasts, phone calls and conference calls. Words such as “may,” “will,” “anticipate,” “should,” “intend,” “expect,” “believe,” “estimate,” “project,” “plan,” “potential,” and “continue,” as well as the negative of these terms or similar expressions, are intended to identify forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those implied by such statements including, but not limited to, those set forth in Item 1A (Risk Factors), as found in our Annual Report on Form 10-K for the year ended December 31, 2010, and the following:
•	the ability to successfully place the new Gary, Indiana facility in operation during the expected timeframe and achieve expected results;

•	the success of our new startups in Gary, Indiana; Mount Sterling, Kentucky; Monterrey, Mexico; and Kansas City, Missouri;

•	the ability to successfully integrate the newly leased locations or newly acquired businesses into our operations and achieve expected results;

•	general and global business, economic, financial and political conditions, including the ongoing effects of the global economic recovery;

•	access to capital and global credit markets;

•	competitive factors such as the availability and pricing of metal, industry shipping and inventory levels and rapid fluctuations in customer demand and metal pricing;

•	the cyclicality and volatility within the metal industry;

•	the ability of our customers (especially those that may be highly leveraged, and those with inadequate liquidity) to maintain their credit availability;

•	the ability of our customers to honor their agreements related to derivative instruments;

•	customer, supplier and competitor consolidation, bankruptcy or insolvency;

•	reduced production schedules, layoffs or work stoppages by our own or our suppliers’ or customers’ personnel;

•	the availability and costs of transportation and logistical services;

22 of 56

•	equipment installation delays or malfunctions, including the new Gary, Indiana temper mill and cut-to-length line;

•	the amounts, successes and our ability to continue our capital investments and strategic growth initiatives and our business information system implementations;

•	the successes of our strategic efforts and initiatives to increase sales volumes, maintain or improve working capital turnover and free cash flows, reduce costs and improve inventory turnover and improve our customer service;

•	the timing and outcome of inventory lower of cost or market adjustments;

•	the adequacy of our existing information technology and business system software;

•	the successful implementation of our new information systems;

•	the timing and outcome of our joint venture’s efforts and ability to liquidate its remaining real estate;

•	our ability to pay regular quarterly cash dividends and the amounts and timing of any future dividends;

•	our ability to generate free cash flow through operations, reduce inventory and to repay debt within anticipated time frames; and

•	the recently enacted federal healthcare legislation’s impact on the healthcare benefits required to be provided by us and the impact of such legislation on our compensation and administrative costs.
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

23 of 56

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
Approximately 11.1% of our net sales in the first three months of 2011 were directly to automotive manufacturers or manufacturers of automotive components and parts. Historically, due to the concentration of customers in the automotive industry, our gross margins on these sales have generally been less than our margins on sales to customers in other industries.

24 of 56

Inflation generally affects us by increasing the cost of employee wages and benefits, transportation services, processing equipment, energy and borrowings under our revolving credit facility. General inflation, excluding increases in the price of steel and increased distribution expense, has not had a material effect on our financial results during the past two years.
We are exposed to the impact of fluctuating steel prices and interest rate changes. During the first three months of 2011 we entered into nickel swaps at the request of our customers. While these derivatives are intended to be effective in helping us manage risk, they have not been designated as hedging instruments. For certain customers, we enter into contractual relationships that entitle us to pass-through the economic effect of trading positions that we take with other third parties on our customers’ behalf.
Our primary interest rate risk exposure results from variable rate debt. We have not entered into any interest rate hedge transactions for speculative purposes or otherwise. However, we do have the option to enter into 30- to 180-day fixed base rate Euro loans under the ABL revolving credit facility.
Item 4. Controls and Procedures
The evaluation required by Rule 13a-15 of the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report has been carried out under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. These disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in reports that are filed with or submitted to the SEC is: (i) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2011, our disclosure controls and procedures were effective.
There were no changes in our internal control over financial reporting that occurred during the first quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

25 of 56

Part II. OTHER INFORMATION
Items 1, 1A, 2, 3 and 4 of this Part II are either inapplicable or are answered in the negative and are omitted pursuant to the instructions to Part II.
Item 5. Other Information
     Effective May 5, 2011, the Company and Mr. David A. Wolfort entered into a new employment agreement that superseded and replaced the original employment agreement between the Company and Mr. Wolfort, entered into as of January 1, 2006. Under the new employment agreement, Mr. Wolfort will continue to serve as President and Chief Operating Officer of the Company for a term ending January 1, 2016. The term will be automatically renewed on January 1, 2016 for an additional three years unless either the Company or Mr. Wolfort provides six months advance notice of a desire to not renew the term. Under the agreement, Mr. Wolfort receives a base salary of $700,000 per year, subject to possible increases as determined by the Board. During the period of employment, Mr. Wolfort will be eligible for a performance bonus under the Company’s Senior Management Compensation Program Plan in place as of 2011, as amended, or such other bonus plan that may replace the plan, and Mr. Wolfort will be eligible to participate in any long-term incentive plan, which may be created or amended by the Board from time to time. If the Company terminates Mr. Wolfort’s employment “without cause” during the term of the agreement and the termination does not otherwise entitle Mr. Wolfort to payments under his Management Retention Agreement with the Company, Mr. Wolfort will continue to receive his compensation and continued benefits under the agreement during the period ending on the earlier of (i) January 1, 2016 (or January 1, 2019 if the employment agreement is renewed) or (ii) the second anniversary of the termination of his employment. If Mr. Wolfort’s employment terminates during the term of the agreement due to death or disability, and he or his beneficiaries are not entitled to any payments under his Management Retention Agreement with the Company, Mr. Wolfort or his beneficiaries will continue to receive his base salary for twelve months and his spouse and minor children will be entitled to twelve months of continued health insurance. The new employment agreement includes non-competition and non-solicitation covenants that will be in effect while Mr. Wolfort is employed by the Company and for the two-year period following the termination of his employment.

26 of 56

Item 6. Exhibits

Exhibit	Description of Document	Reference
10.30 *	Olympic Steel, Inc. Senior Manager Compensation Plan	Filed herewith

10.31 *	David A. Wolfort Employment Agreement effective as of January 1, 2011	Filed herewith

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

*	This exhibit is a management contract or compensatory plan or arrangement.

27 of 56

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLYMPIC STEEL, INC. (Registrant)
Date: May 6, 2011	By:	/s/ Michael D. Siegal
Michael D. Siegal
Chairman of the Board and Chief Executive Officer

	By:	/s/ Richard T. Marabito
Richard T. Marabito
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

28 of 56