Form 10-Q
period 2011-06-30
OLYMPIC STEEL INC
filed 2011-08-05
CIK 917470

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
OR

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 4, 2011

Common stock, without par value	10,900,134

Olympic Steel, Inc.
Index to Form 10-Q

Page No.
Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets — June 30, 2011 (unaudited) and December 31, 2010 (audited)	3
Consolidated Statements of Operations — for the three and six months ended June 30, 2011 and 2010 (unaudited)	4
Consolidated Statements of Cash Flows — for the three and six months ended June 30, 2011 and 2010 (unaudited)	5
Notes to Consolidated Financial Statements (unaudited)	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosures About Market Risk	29
Item 4. Controls and Procedures	31
Part II. OTHER INFORMATION
Item 6. Exhibits	32
SIGNATURES	33
EXHIBITS	34
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

2 of 39

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
Olympic Steel, Inc.
Consolidated Balance Sheets
(in thousands)

	June 30,	December 31,
	2011	2010
	(unaudited)	(audited)
Assets
Cash and cash equivalents	$2,387	$1,492
Accounts receivable, net	140,488	82,859
Inventories	207,578	200,606
Income taxes receivable and deferred	4,289	8,200
Prepaid expenses and other	6,619	5,652

Total current assets	361,361	298,809

Property and equipment, at cost	254,797	239,500
Accumulated depreciation	(127,297)	(121,266)

Net property and equipment	127,500	118,234

Goodwill	7,083	7,083
Other long-term assets	6,128	5,312

Total assets	$502,072	$429,438

Liabilities
Accounts payable	$101,452	$81,645
Accrued payroll	8,959	11,214
Other accrued liabilities	7,124	9,766

Total current liabilities	117,535	102,625

Credit facility revolver	91,190	55,235
Other long-term liabilities	7,691	4,807
Deferred income taxes	5,761	5,133

Total liabilities	222,177	167,800

Shareholders’ Equity
Preferred stock	—	—
Common stock	119,400	118,976
Retained earnings	160,495	142,662

Total shareholders’ equity	279,895	261,638

Total liabilities and shareholders’ equity	$502,072	$429,438

The accompanying notes are an integral part of these statements.

3 of 39

Olympic Steel, Inc.
Consolidated Statements of Operations
(in thousands, except per share and tonnage data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(unaudited)		(unaudited)
Tons sold

Direct	266,713	228,532	561,600	429,556
Toll	18,692	23,958	41,147	44,424

	285,405	252,490	602,747	473,980

Net sales	$299,000	$212,756	$593,381	$380,657

Costs and expenses
Cost of materials sold (excludes items shown separately below)	238,618	169,410	469,580	301,946
Warehouse and processing	16,371	13,049	31,961	23,621
Administrative and general	13,667	10,327	26,878	19,212
Distribution	6,139	5,080	12,347	9,136
Selling	5,127	4,804	10,931	8,681
Occupancy	1,667	1,243	3,493	2,643
Depreciation	3,512	3,259	6,979	6,505

Total costs and expenses	285,101	207,172	562,169	371,744

Operating income	13,899	5,584	31,212	8,913
Interest and other expense on debt	826	521	1,631	1,027

Income before income taxes	13,073	5,063	29,581	7,886
Income tax provision	5,127	1,809	11,312	2,921

Net income	$7,946	$3,254	$18,269	$4,965

Earnings per share:
Net income per share — basic	$0.73	$0.30	$1.67	$0.46

Weighted average shares outstanding — basic	10,935	10,905	10,935	10,905

Net income per share — diluted	$0.73	$0.30	$1.67	$0.45

Weighted average shares outstanding — diluted	10,947	10,922	10,947	10,920

The accompanying notes are an integral part of these statements.

4 of 39

Olympic Steel, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended
	June 30,
	2011	2010
	(unaudited)
Cash flows from (used for) operating activities:
Net income	$18,269	$4,965
Adjustments to reconcile net income to net cash from operating activities -
Depreciation and amortization	7,132	6,921
Loss on disposition of property and equipment	39	8
Stock-based compensation	404	344
Other long-term assets	(209)	(945)
Other long-term liabilities	2,884	(5,123)
Long-term deferred income taxes	628	409

	29,147	6,579

Changes in working capital:
Accounts receivable	(57,629)	(48,752)
Inventories	(6,972)	(48,157)
Income taxes receivable and deferred	3,911	39,949
Prepaid expenses and other	(967)	(962)
Accounts payable	15,530	32,021
Change in outstanding checks	4,277	3,056
Accrued payroll and other accrued liabilities	(4,777)	6,078

	(46,627)	(16,767)

Net cash used for operating activities	(17,480)	(10,188)

Cash flows from (used for) investing activities:
Capital expenditures	(16,416)	(6,301)
Proceeds from disposition of property and equipment	12	19

Net cash used for investing activities	(16,404)	(6,282)

Cash flows from (used for) financing activities:
Credit facility revolver borrowings, net	35,955	13,000
Credit facility fees and expenses	(760)	—
Proceeds from exercise of stock options (including tax benefit) and employee stock purchases	20	11
Dividends paid	(436)	(435)

Net cash from financing activities	34,779	12,576

Cash and cash equivalents:
Net change	895	(3,894)
Beginning balance	1,492	5,190

Ending balance	$2,387	$1,296

The accompanying notes are an integral part of these statements.

5 of 39

Olympic Steel, Inc.
Notes to Consolidated Financial Statements
(unaudited)
June 30, 2011
(1) Basis of Presentation:
The accompanying consolidated financial statements have been prepared from the financial records of Olympic Steel, Inc. and its wholly-owned subsidiaries (collectively, Olympic or the Company), without audit and reflect all normal and recurring adjustments which are, in the opinion of management, necessary to fairly state the results of the interim periods covered by this report. Year-to-date results are not necessarily indicative of 2011 annual results and these interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. All significant intercompany transactions and balances have been eliminated in consolidation.
(2) Accounts Receivable:
The Company maintained allowances for doubtful accounts and unissued credits of $3.2 million and $2.9 million at June 30, 2011 and December 31, 2010, respectively. The allowance for doubtful accounts is maintained at a level considered appropriate based on historical experience and specific customer collection issues that have been identified. Estimations are based upon a calculated percentage of accounts receivable, which remains fairly level from year to year, and judgments about the probable effects of economic conditions on certain customers, which can fluctuate significantly from year to year. The Company cannot guarantee that the rate of future credit losses will be similar to past experience. The Company considers all available information when assessing the adequacy of its allowance for doubtful accounts each quarter.

6 of 39

(3) Inventories:
Metal inventories consist of the following:

	June 30,	December 31,
(in thousands)	2011	2010
Unprocessed	$144,589	$143,410
Processed and finished	62,989	57,196

Totals	$207,578	$200,606

(4) Investments in Joint Ventures:
The Company and the United States Steel Corporation each own 50% of Olympic Laser Processing (OLP), a company that produced laser welded sheet steel blanks for the automotive industry. OLP ceased operations in 2006. In December 2006, the Company advanced $3.2 million to OLP to cover a loan guarantee. At both June 30, 2011, and December 31, 2010 the investment in and advance to OLP was valued at $2.5 million on the Company’s Consolidated Balance Sheet. The Company believes the underlying value of OLP’s remaining real estate, upon liquidation, will be sufficient to repay the $2.5 million advance at a later date.
(5) Debt:
The Company entered into an asset-based revolving credit facility (the former ABL revolving credit facility) on June 30, 2010. The former ABL revolving credit facility provided for a revolving credit line of $125 million (which could be increased up to $175 million subject to the Company obtaining commitments for such increase). Borrowings were limited to the lesser of a borrowing base, comprised of eligible receivables and inventories, or $125 million in the aggregate. The former ABL revolving credit facility was scheduled to mature on June 30, 2015.
The former ABL revolving credit facility required the Company to comply with various covenants, the most significant of which included: (i) until maturity of the ABL revolving credit facility, if any commitments or obligations are outstanding and the Company’s availability is less than the greater of $20 million or 15% of the aggregate amount of revolver commitments, then the Company must maintain a ratio of EBITDA minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.10 to 1.00 for the most recent twelve fiscal month period; (ii) limitations on dividend payments; (iii) restrictions on additional indebtedness; and (iv)

7 of 39

limitations on investments and joint ventures. The Company had the option to borrow based on the agent’s base rate plus a premium ranging from 1.00% to 1.50% or the London Interbank Offered Rate (LIBOR) plus a premium ranging from 2.50% to 3.00%.
On July 1, 2011 the Company refinanced and amended the former ABL revolving credit facility, as amended, the new ABL credit facility. The new ABL credit facility of $335 million is comprised of a revolving credit line of $265 million (which can be increased up to $340 million subject to the Company obtaining commitments for such increase) and a $70 million term loan. Revolver borrowings are limited to the lesser of a borrowing base, comprised of eligible receivables and inventories, or $265 million in the aggregate. The term loan requires monthly principal payments of $729 thousand with all unpaid amounts due upon maturity. The new ABL credit facility matures on July 1, 2016. See (13) Subsequent Events for further disclosure related to the Company’s recent acquisition of Chicago Tube and Iron.
The new ABL credit facility requires the Company to comply with various covenants, the most significant of which include: (i) until maturity of the new ABL credit facility, if any commitments or obligations are outstanding and the Company’s availability is less than the greater of $20 million, 12.5% of the aggregate amount of revolver commitments, or 60% of the principal balance of the term loan then outstanding, then the Company must maintain a ratio of EBITDA minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.10 to 1.00 for the most recent twelve fiscal month period; (ii) limitations on dividend payments; (iii) restrictions on additional indebtedness; and (iv) limitations on investments and joint ventures. The Company has the option to borrow under the revolving credit line based on the agent’s base rate plus a premium ranging from 0.50% to 1.00% or LIBOR plus a premium ranging from 2.00% to 2.50%. Interest under the term loan is based on the agent’s base rate plus a premium ranging from 1.00% to 1.50% or LIBOR plus a premium ranging from 2.50% to 3.00%.
The fees related to the refinancing were paid in June and July and totaled $4.1 million. As of June 30, 2011, $760 thousand of new ABL credit facility refinancing fees were included in Other long-term assets on the accompanying Consolidated Balance Sheet. The refinancing fees will be amortized over the five year term of the new ABL credit facility.
As of June 30, 2011, the Company was in compliance with its covenants under the former ABL revolving credit facility. On July 1, after the CTI acquisition, the Company had approximately $77 million of availability under the new ABL credit facility.

8 of 39

(6)    Shares Outstanding and Earnings Per Share:
Earnings per share have been calculated based on the weighted average number of shares outstanding as set forth below:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(in thousands, except per share data)	2011	2010	2011	2010
Weighted average basic shares outstanding	10,935	10,905	10,935	10,905
Assumed exercise of stock options and issuance of stock awards	12	17	12	15

Weighted average diluted shares outstanding	10,947	10,922	10,947	10,920

Net income	$7,946	$3,254	$18,269	$4,965

Basic earnings per share	$0.73	$0.30	$1.67	$0.46

Diluted earnings per share	$0.73	$0.30	$1.67	$0.45

Anti-dilutive securities outstanding	118	143	118	143

(7)    Derivative Instruments:
The fair value of our derivative instruments is set forth below. The fair value is determined based on quoted market prices and reflect the estimated amounts the Company would pay or receive to terminate the nickel swaps.

9 of 39

	Fair Value of Derivative Instruments
	Not Designated as Hedges
	As of June 30, 2011
	Assets		Liabilities
(in thousands)	Current	Fair value	Current	Fair value
Nickel swaps	$—	$—	$3	$3
Embedded customer derivatives	25	25	—	—

Total derivative fair value	$25	$25	$3	$3

The embedded customer derivatives are included in Accounts receivable, net and the nickel swaps are included in Other accrued liabilities on the Consolidated Balance Sheet at June 30, 2011.
As of June 30, 2011, we had paid $22 thousand of net derivative losses that we had not yet settled under the embedded customer derivative agreement. Settlement of these assets is expected to occur during the third quarter of 2011. There was no net impact of the derivatives to the Company’s Consolidated Statement of Operations for the three or six months ended June 30, 2011. The table below shows the impact of the derivatives for the three and six months ended June 30, 2011.

	Net Gain (Loss) Recognized
	Three Months Ended	Six Months Ended
(in thousands)	June 30, 2011	June 30, 2011
Nickel swaps	$(16)	$72
Embedded customer derivatives	16	(72)

Total	$—	$—

The fair value of the Company’s nickel swaps and embedded customer derivatives is determined by using Level 2 inputs. The inputs used include the price of nickel indexed to the London Metal Exchange. The following table presents information about the Company’s asset and liabilities that were measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company.

10 of 39

		Fair Value Measurements
		at June 30, 2011
(in thousands)	Level 1	Level 2	Level 3	Total
Nickel swaps	$—	$(3)	$—	$(3)
Embedded customer derivatives	—	25	—	25

	$—	$22	$—	$22

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
The following table summarizes the effect of the impact of stock options on the results of operations:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(in thousands, except per share data)	2011	2010	2011	2010
Stock option expense before taxes	$—	$18	$—	$60
Stock option expense after taxes	$—	$11	$—	$38
Impact per basic share	$—	$—	$—	$—
Impact per diluted share	$—	$—	$—	$—
Pre-tax charges related to stock options were included in the caption “Administrative and general” on the accompanying Consolidated Statement of Operations. By December 31, 2010, all expense with respect to stock option awards had been recognized and amortized into expense.

11 of 39

The following table summarizes stock option activity during the six months ended June 30, 2011:

			Weighted	Aggregate
	Number of	Weighted Average	Average Remaining	Intrinsic Value
	Options	Exercise Price	Contractual Term	(in thousands)
Outstanding at December 31, 2010	46,007	$20.90
Granted	—	—
Exercised	—	—
Canceled	—	—

Outstanding at June 30, 2011	46,007	$20.90	4.2 years	$423

Exercisable at June 30, 2011	46,007	$20.90	4.2 years	$423

There were no stock options exercised during the six months ended June 30, 2011 or 2010. All options were fully vested by June 30, 2010. The fair value of options vested during the six months ended June 30, 2010 totaled $60 thousand.
(9)	Restricted Stock Units and Performance Share Units:
The Olympic Steel 2007 Omnibus Incentive Plan (the Plan) was approved by the Company’s shareholders in 2007. The Plan authorizes the Company to grant stock options, stock appreciation rights, restricted shares, restricted share units, performance shares, and other stock-and cash-based awards to employees and Directors of, and consultants to, the Company and its affiliates. Under the Plan, 500,000 shares of common stock are available for equity grants.
On each of March 1, 2011, January 4, 2010, January 2, 2009 and January 2, 2008, the Compensation Committee of the Company’s Board of Directors approved the grant of 1,800 restricted stock units (RSUs) to each non-employee Director. Subject to the terms of the Plan and the RSU agreement, the RSUs vest after one year of service (from the date of grant). The RSUs are not converted into shares of common stock until the director either resigns or is terminated from the Board of Directors.
On January 4, 2010, the Compensation Committee of the Company’s Board of Directors approved the grant of 23,202 RSUs in the aggregate to the members of senior management of the Company. Subject to the terms of the Plan and the RSU agreement, the RSUs vest at the end of three years from the date of grant.

12 of 39

The Compensation Committee of the Company’s Board of Directors also granted 34,379 and 54,024 performance-earned restricted stock units (PERSUs) in the aggregate to the members of senior management of the Company on January 2, 2008 and January 2, 2009, respectively. The PERSUs may be earned based on the Company’s performance for a period of 36 months from the date of grant, and would be converted to shares of common stock based on the achievement of two separate financial measures: (1) the Company’s EBITDA (50% weighted) and (2) return on invested capital (50% weighted). No shares will be earned unless the threshold amounts for the performance measures are met. Up to 150% of the targeted amount of PERSUs may be earned. On December 31, 2010, the 33,681 PERSUs outstanding granted on January 2, 2008 lapsed based on failure to meet the minimum performance requirements.
The fair value of each RSU and PERSU was estimated to be the closing price of the Company’s common stock on the date of the grant, which was $26.91, $33.85, $21.68 and $32.20 for the grants on March 1, 2011, January 4, 2010, January 2, 2009 and January 2, 2008, respectively.
Stock-based compensation expense recognized on RSUs and PERSUs for the three and six months ended June 30, 2011 and 2010, respectively, is summarized in the following table:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(in thousands, except per share data)	2011	2010	2011	2010
Stock based expense before taxes	$129	$18	$216	$60
Stock based expense after taxes	$78	$11	$133	$38
Impact per basic share	$0.01	$—	$0.01	$—
Impact per diluted share	$0.01	$—	$0.01	$—
Pre-tax charges related to RSUs and PERSUs were included in the caption “Administrative and general” on the accompanying Consolidated Statement of Operations.

13 of 39

The following table summarizes the activity related to RSUs for the six months ended June 30, 2011:

		Weighted
		Average	Aggregate
	Number of	Exercise	Intrinsic
	Shares	Price	Value
Outstanding at December 31, 2010	46,602	$33.41
Granted	18,825	$26.91
Converted into shares	—	$—
Forfeited	(1,235)	$33.85

Outstanding at June 30, 2011	64,192	$32.15	$43

Vested at June 30, 2011	31,959	$31.08	$38

No RSUs were converted into common shares during the six months ended June 30, 2011 or 2010.
The following table summarizes the activity related to PERSUs for the six months ended June 30, 2011:

Weighted
		Average	Aggregate
	Number of	Exercise	Intrinsic
	Shares	Price	Value
Outstanding at December 31, 2010	52,987	$21.68
Granted	—	$—
Converted into shares	—	$—
Lapsed based on performance criteria	—	$—
Forfeited	(2,178)	$21.68

Outstanding at June 30, 2011	50,809	$21.68	$297

Vested at June 30, 2011	—	$—	$—

Since inception of the PERSU program, no PERSUs have been converted into shares. There was no expense included on the accompanying Consolidated Statement of Operations for the three or six months ended June 30, 2011 or 2010 related to the PERSUs as the minimum performance requirements for the PERSUs are not expected to be met.
(10)	Income Taxes:
For the second quarter of 2011, the Company recorded an income tax provision of $5.1 million, or 39.2%, compared to $1.8 million, or 35.7%, for the second quarter of 2010. For the first six

14 of 39

months of 2011, the Company recorded an income tax provision of $11.3 million, or 38.2%, compared to $2.9 million, or 37.0%, for the first six months of 2010. The increase in the 2011 tax provision is primarily due to changes in certain state tax laws that disallows deductions for prior year’s net operating losses.
(11)	Supplemental Cash Flow Information:
Interest paid during the first six months of 2011 totaled $1.5 million, compared to $580 thousand in the first six months of 2010. Income taxes paid during the first six months of 2011 totaled $6.7 million compared to income taxes refunded, net of income taxes paid, of $37.4 million for the first six months of 2010.
(12) Recently Issued Accounting Updates:
There were no new significant accounting updates or guidance that became effective for the Company commencing with its second quarter of 2011. The Company’s management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on Olympic Steel’s accompanying financial statements.
(13) Subsequent Events:
Acquisition of Chicago Tube and Iron Company
On July 1, 2011, the Company completed its acquisition of all of the outstanding common stock of Chicago Tube and Iron Company (CTI), pursuant to the terms of an Agreement and Plan of Merger. CTI is a leading metal service center in the United States, with nine operations located primarily throughout the Midwest. The acquisition expands the Company’s product offerings to include the distribution of metal tubing, pipe, bar, valves and fittings and the fabrication of pressure parts that are supplied to various industrial markets.
The fair value of consideration transferred on July 1, 2011 was the cash purchase price of $150.0 million, with the purchase price being subject to a closing cash adjustment and a working capital adjustment. The Company funded the acquisition with cash on hand and borrowing under its new ABL credit facility. On July 5, 2011, the Company made its closing cash adjustment payment of approximately $2.8 million. The working capital adjustment to the purchase price has not been finalized as of the date of filing of this report. In addition, the Company assumed approximately $6.0 million of indebtedness of CTI.

15 of 39

In 2011, the Company incurred $941 thousand of acquisition-related costs, which are included in Administrative and general expense in the Company’s Consolidated Statement of Operations for the six months ended June 30, 2011.
The Company’s initial accounting for the acquisition of CTI is incomplete as of the date of filing of this report, and as a result the Company has not included disclosures related to the identified assets acquired and liabilities assumed at the acquisition date or included supplemental unaudited pro forma consolidated revenue or earnings as if the business combination had occurred on January 1, 2010 or January 1, 2011. The revenue of CTI for its most recent fiscal year ended November 30, 2010 was approximately $183.0 million.
Amended and Restated Loan and Security Agreement
On July 1, 2011, the Company entered into an Amended and Restated Loan and Security Agreement that governs the new ABL credit facility, borrowings under which funded a portion of the purchase price for CTI. See (5) Debt for further disclosure related to the Company’s new ABL credit facility.

16 of 39

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
During the second quarter of 2011, we operated as a single business segment with 19 strategically-located processing and distribution facilities in Connecticut, Georgia, Illinois, Iowa, Kentucky, Michigan, Minnesota, Missouri, North Carolina, Ohio, Pennsylvania and Washington. This geographic footprint allows us to focus on regional customers and larger national and multi-national accounts, primarily located throughout the midwestern, eastern and southern United States. In April 2011, we purchased a building on United States Steel Corporation’s, or U.S. Steel’s, Gary Works facility in Gary, Indiana for $4.3 million, where we plan to locate our new

17 of 39

temper mill and cut-to-length line. The facility is expected to be operational in 2012. During the second quarter of 2011, we entered into lease agreements to lease warehouse facilities in Quincy, Washington; Kansas City, Missouri; and Roseville, Minnesota in order to expand our geographic footprint to the west. The Roseville, Minnesota facility is expected to become operational during the third quarter of 2011. The second quarter of 2011 also included our first international expansion as we leased a warehouse facility in Monterrey, Mexico for plate distribution to our customers in that area. The Monterrey facility is expected to become operational during the third quarter of 2011. At the end of July we entered into a lease to buy agreement for a facility in Streetsboro, Ohio for our specialty metals business.
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

18 of 39

increases in our raw materials to our customers, the net sales and profitability of our business could be adversely affected. When metal prices decline, customer demands for lower prices and our competitors’ responses to those demands could result in lower sale prices and, consequently, lower margins as we use existing metal inventory.
At June 30, 2011, we employed approximately 1,231 people. Approximately 220 of the hourly plant personnel at our Detroit and Minneapolis facilities are represented by three separate collective bargaining units. A collective bargaining agreement covering our Detroit workers expires August 31, 2012. Collective bargaining agreements covering our Minneapolis plate and coil facility workers expire March 31, 2012 and September 30, 2015, respectively. We have never experienced a work stoppage and we believe that our relationship with employees is good. However, any prolonged work stoppages by our personnel represented by collective bargaining units could have a material adverse impact on our business, financial condition, results of operations and cash flows.
Recent Events — Strategic Transactions
On July 1, 2011, we completed our acquisition of Chicago Tube and Iron Company (CTI) in an all-cash transaction and paid a base purchase price of $150.0 million, subject to a closing cash adjustment and a working capital adjustment. On July 5, 2011, we made our closing cash payment of approximately $2.8 million; the working capital adjustment has not yet been finalized. In addition, we assumed approximately $6.0 million of indebtedness of CTI.
CTI is a leading metal service center with nine operations located primarily throughout the Midwest. CTI stocks, processes and fabricates its inventory of tubing, pipe, bar, valves and fittings in facilities that aggregate to approximately 1.0 million square feet. During the second half of 2011, we expect to focus on the integration of CTI, whose results are expected to be immediately accretive to our earnings. We believe the acquisition of CTI will enhance our commercial opportunities by further diversifying our existing customer base, adding new product offerings to an expanded customer base and by increasing our distribution footprint.
In order to fund a portion of the purchase price for the acquisition of CTI, we entered into an Amended and Restated Loan and Security Agreement with a syndicate of banks on July 1, 2011. The new five-year ABL credit facility includes a $265 million revolving credit facility and a $70 million term loan.

19 of 39

Critical Accounting Policies
This discussion and analysis of our financial condition and results of operations is based on the consolidated financial statements included in this Form 10-Q, which have been prepared in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements. On an ongoing basis, we monitor and evaluate our estimates and assumptions, based on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.
We review our financial reporting and disclosure practices and accounting practices quarterly to ensure they provide accurate and transparent information relative to the current economic and business environment. During the second quarter of 2011, there have been no significant changes to the critical accounting policies that we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2010.

20 of 39

Results of Operations
The following table sets forth certain income statement data for the three and six months ended June 30, 2011 and 2010 (dollars are shown in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2011		2010		2011		2010
		% of net		% of net		% of net		% of net
	$	sales	$	sales	$	sales	$	sales
Net sales	$299,000	100.0%	$212,756	100.0%	$593,381	100.0%	$380,657	100.0%

Gross profit (1)	60,382	20.2%	43,346	20.4%	123,801	20.9%	78,711	20.7%

Operating expenses (2)	46,483	15.5%	37,762	17.7%	92,589	15.6%	69,798	18.3%

Operating income	$13,899	4.6%	$5,584	2.6%	$31,212	5.3%	$8,913	2.3%

(1)	Gross profit is calculated as net sales less the cost of materials sold.

(2)	Operating expenses are calculated as total costs and expenses less the cost of materials sold.
Tons sold increased 13.0% to 285 thousand in the second quarter of 2011 from 252 thousand in the first quarter of 2010. Tons sold in the second quarter of 2011 included 267 thousand from direct sales and 18 thousand from toll processing, compared with 228 thousand direct tons and 24 thousand toll tons in the comparable period of last year. Tons sold increased 27.2% to 603 thousand in the first six months of 2011 from 474 thousand in the first six months of 2010. Tons sold in the first six months of 2011 included 562 thousand from direct sales and 41 thousand from toll processing, compared with 430 thousand direct tons and 44 thousand toll tons in the comparable period of last year. Tons sold in the first six months of 2011 were higher in substantially all markets in which we sell compared to 2010. The decrease in toll tons sold relates to business which moved to direct tons sold in 2011.
Net sales increased 40.5% to $299.0 million in the second quarter of 2011 from $212.8 million in the second quarter of 2010. Average selling prices in the second quarter of 2011 were $1,048 per ton, compared with $843 per ton in the second quarter of 2010, and $928 per ton in the first quarter of 2011. Net sales increased 55.9% to $593.4 million in the first six months of 2011 from $380.7 million in the first six months of 2010. The increase in net sales was due to both higher levels of tons sold and increased average selling prices. We expect third quarter tons sold and net sales to be less than second quarter, as market prices for metals and shipments have declined during the third quarter due to normal seasonal patterns.

21 of 39

As a percentage of net sales, gross profit totaled 20.2% in the second quarter of 2011 compared to 20.4% in the second quarter of 2010. For the first half of 2011, gross profit increased to 20.9% from 20.7% in the first half of 2010. We expect our gross profit in the third quarter of 2011 to be pressured as market prices for metals have declined in the second quarter and into the third quarter.
Operating expenses in the second quarter of 2011 increased $8.7 million from the second quarter of 2010. Operating expenses in the first six months of 2011 increased $22.8 million from the first six months of 2010. As a percentage of net sales, operating expenses decreased to 15.5% for the second quarter of 2011 from 17.7% in the comparable 2010 period. As a percentage of net sales, operating expenses decreased to 15.6% for the first six months of 2011 from 18.3% in the comparable 2010 period. During 2011, higher operating expenses were primarily attributable to increased variable expenses, such as distribution, due to increased shipment levels; warehouse and processing expense resulting from more hours worked due to the increased volume; selling costs, including higher sales incentives, resulting from increased tons sold and sales; performance based incentives; and start-up costs associated with our new locations in Kentucky, Missouri, Indiana, Minnesota and Mexico. In addition, the second quarter operating expenses include $941 thousand of non-recurring expenses related to the acquisition of CTI. These expenses were included in the caption “Administrative and general” on the accompanying Consolidated Statement of Operations.
Interest and other expense on debt totaled $826 thousand for the second quarter of 2011 compared to $521 thousand for the second quarter of 2010. Interest and other expense on debt totaled $1.6 million for the first six months of 2011 compared to $1.0 million for the first six months of 2010. Our effective borrowing rate, exclusive of deferred financing fees and commitment fees, was 4.4% for the first six months of 2011 compared to 5.6% for the first six months of 2010. The increase in interest and other expense on debt in 2011 was primarily attributable to higher levels of borrowings offset by the lower borrowing rate under our former ABL revolving credit facility.
For the second quarter of 2011, income before income taxes totaled $13.1 million compared to $5.1 million in the first quarter of 2010. For the first six months of 2011, income before income taxes totaled $29.6 million, compared to $7.9 million in the first six months of 2010. An income tax provision of 38.2% was recorded for the first six months of 2011, compared to an income tax provision of 37.0% for the first six months of 2010. The increase in the 2011 tax provision is

22 of 39

primarily due to changes in certain state tax laws that disallows deductions for prior year’s net operating losses.
Net income for the second quarter of 2011 totaled $7.9 million or $0.73 per basic and diluted share, compared to $3.3 million or $0.30 per basic and diluted share for the second quarter of 2010. Net income for the first six months of 2011 totaled $18.3 million or $1.67 per basic and diluted share, compared to $5.0 million or $0.46 per basic and $0.45 per diluted share for the first six months of 2010.
Liquidity, Capital Resources and Cash Flows
Our principal capital requirements include funding working capital needs, purchasing, upgrading and acquiring processing equipment and facilities, making acquisitions, term loan repayments and dividend payments. We use cash generated from operations, leasing transactions and borrowings under our new ABL credit facility to fund these requirements.
Working capital at June 30, 2011 totaled $243.8 million, a $47.6 million increase from December 31, 2010. The increase was attributable to the rising metals price and volume environment, which increased our working capital requirements. The increase was primarily attributable to a $57.6 million increase in accounts receivable (resulting from higher sales volumes and sales prices), a $7.0 million increase in inventory and a $4.8 million decrease in accrued expenses, partially offset by a $19.8 million increase in accounts payable (associated with higher metal prices and increased metal purchases) and outstanding checks and a $4.0 million decrease in income taxes receivable and deferred.
For the six months ended June 30, 2011, we used $17.5 million of net cash for operations, of which $46.6 million was used for working capital.
During the first six months of 2011, we spent $16.4 million on capital expenditures. The expenditures were primarily attributable to the purchase of the Gary, Indiana facility and progress payments on the new temper mill and cut-to-length line, which will be located in that facility, additional processing equipment at our existing facilities and continued investments in our new business systems. During 2011, we expect to spend approximately $30 million to $40 million for capital expenditures primarily related to the investments in our new facilities, value-added equipment, new business system implementations and maintenance-type capital expenditures.

23 of 39

We continue to successfully implement our new business systems. During the first six months of 2011, we expensed $273 thousand and capitalized $429 thousand associated with the implementation of the systems. Since the project began in 2006, we have expensed $10.2 million and capitalized $16.0 million associated with the project.
During the first six months of 2011, $34.8 million of cash was provided from financing activities, which primarily consisted of borrowings under our former ABL revolving credit facility.
In May 2011, our Board of Directors approved a regular quarterly dividend of $0.02 per share, which was paid on June 15, 2011 to shareholders of record as of June 1, 2011. Our Board previously approved a 2011 regular quarterly dividend of $0.02 per share, which was paid on March 15, 2011. Regular dividend distributions in the future are subject to the availability of cash, annual limitations on cash dividends under the new ABL credit facility and continuing determination by our Board of Directors that the payment of dividends remains in the best interest of our shareholders.
Our former ABL revolving credit facility provided for a revolving credit line of $125 million (which could be increased up to $175 million subject to the Company obtaining commitments for such increase). Borrowings were limited to the lesser of a borrowing base, comprised of eligible receivables and inventories, or $125 million in the aggregate. The ABL revolving credit facility was scheduled to mature on June 30, 2015.
The former ABL revolving credit facility required us to comply with various covenants, the most significant of which included: (i) until maturity of the ABL revolving credit facility, if any commitments or obligations are outstanding and our availability is less than the greater of $20 million or 15% of the aggregate amount of revolver commitments, then we must maintain a ratio of EBITDA minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.10 to 1.00 for the most recent twelve fiscal month period; (ii) limitations on dividend payments; (iii) restrictions on additional indebtedness; and (iv) limitations on investments and joint ventures. We had the option to borrow based on the agent’s base rate plus a premium ranging from 1.00% to 1.50% or the London Interbank Offered Rate (LIBOR) plus a premium ranging from 2.50% to 3.00%.
On July 1, 2011 the Company refinanced and amended the former ABL revolving credit facility, as amended, the new ABL credit facility. The new ABL credit facility of $335 million is

24 of 39

comprised of a revolving credit line of $265 million (which can be increased up to $340 million subject to the Company obtaining commitments for such increase) and a $70 million term loan. Revolver borrowings are limited to the lesser of a borrowing base, comprised of eligible receivables and inventories, or $265 million in the aggregate. The term loan requires monthly principal payments of $729 thousand with all unpaid amounts due upon maturity. The new ABL credit facility matures on July 1, 2016.
The new ABL credit facility requires the Company to comply with various covenants, the most significant of which include: (i) until maturity of the new ABL credit facility, if any commitments or obligations are outstanding and the Company’s availability is less than the greater of $20 million, 12.5% of the aggregate amount of revolver commitments, or 60% of the principal balance of the term loan then outstanding, then the Company must maintain a ratio of EBITDA minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.10 to 1.00 for the most recent twelve fiscal month period; (ii) limitations on dividend payments; (iii) restrictions on additional indebtedness; and (iv) limitations on investments and joint ventures. The Company has the option to borrow under the revolving credit line based on the agent’s base rate plus a premium ranging from 0.50% to 1.00% or LIBOR plus a premium ranging from 2.00% to 2.50%. Interest under the term loan is based on the agent’s base rate plus a premium ranging from 1.00% to 1.50% or LIBOR plus a premium ranging from 2.50% to 3.00%.
The fees related to the refinancing were paid in June and July and totaled $4.1 million. As of June 30, 2011, $760 thousand of new ABL credit facility refinancing fees were included in Other long-term assets on the accompanying Consolidated Balance Sheet. The refinancing fees will be amortized over the five year term of the new ABL credit facility.
As of June 30, 2011, the Company was in compliance with its covenants under the former ABL revolving credit facility. On July 1, after the CTI acquisition, the Company had approximately $77 million of availability under the new ABL credit facility. Availability in July under the new ABL revolving credit facility has been ranged from $77 million to $103 million.
We believe that funds available under our new ABL credit facility and lease arrangement proceeds, together with funds generated from operations, will be sufficient to provide us with the liquidity necessary to fund anticipated working capital requirements, capital expenditure requirements, term loan repayments and our dividend payments over at least the next 12 months. In the future, we may, as part of our business strategy, acquire companies in the same or

25 of 39

complementary lines of business, or enter into and exit strategic alliances and joint ventures. Accordingly, the timing and size of our capital requirements are subject to change as business conditions warrant and opportunities arise.

26 of 39

Forward-Looking Information
This Quarterly Report on Form 10-Q and other documents we file with the SEC contain various forward-looking statements that are based on current expectations, estimates, forecasts and projections about our future performance, business, our beliefs and management’s assumptions. In addition, we, or others on our behalf, may make forward-looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, conferences, webcasts, phone calls and conference calls. Words such as “may,” “will,” “anticipate,” “should,” “intend,” “expect,” “believe,” “estimate,” “project,” “plan,” “potential,” and “continue,” as well as the negative of these terms or similar expressions, are intended to identify forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those implied by such statements including, but not limited to, those set forth in Item 1A (Risk Factors), as found in our Annual Report on Form 10-K for the year ended December 31, 2010, and the following:
•	the ability to successfully integrate CTI and achieve the expected results of the acquisition, including, without limitation, the acquisition being accretive;
•	the ability to retain CTI’s management team and CTI’s relationships with customers and suppliers;
•	the ability to successfully place the new Gary, Indiana facility in operation during the expected timeframe and achieve expected results;
•	the success of our new startups in Gary, Indiana; Mount Sterling, Kentucky; Monterrey, Mexico; Roseville, Minnesota; Quincy, Washington; and Kansas City, Missouri;
•	the ability to successfully integrate the newly leased locations or newly acquired businesses into our operations and achieve expected results;
•	general and global business, economic, financial and political conditions, including the ongoing effects of the global economic recovery;
•	access to capital and global credit markets;
•	competitive factors such as the availability and pricing of metal, industry shipping and inventory levels and rapid fluctuations in customer demand and metal pricing;
•	the cyclicality and volatility within the metals industry;
•	the ability of our customers (especially those that may be highly leveraged, and those with inadequate liquidity) to maintain their credit availability;
•	the ability of our customers to honor their agreements related to derivative instruments;

27 of 39

•	customer, supplier and competitor consolidation, bankruptcy or insolvency;
•	reduced production schedules, layoffs or work stoppages by our own or our suppliers’ or customers’ personnel;
•	the availability and costs of transportation and logistical services;
•	equipment installation delays or malfunctions, including the new Gary, Indiana temper mill and cut-to-length line;
•	the amounts, successes and our ability to continue our capital investments and strategic growth initiatives and our business information system implementations;
•	the successes of our strategic efforts and initiatives to increase sales volumes, maintain or improve working capital turnover and free cash flows, reduce costs, improve inventory turnover and improve our customer service;
•	the timing and outcome of inventory lower of cost or market adjustments;
•	the adequacy of our existing information technology and business system software;
•	the successful implementation of our new information systems;
•	the timing and outcome of our joint venture’s efforts and ability to liquidate its remaining real estate;
•	our ability to pay regular quarterly cash dividends and the amounts and timing of any future dividends;
•	our ability to generate free cash flow through operations, reduce inventory and to repay debt within anticipated time frames; and
•	the recently enacted federal healthcare legislation’s impact on the healthcare benefits required to be provided by us and the impact of such legislation on our compensation and administrative costs.
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

28 of 39

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our principal raw materials are flat-rolled carbon, coated and stainless steel, and aluminum that we typically purchase from multiple primary metal producers. The metal industry as a whole is cyclical and, at times, pricing and availability of metal can be volatile due to numerous factors beyond our control, including general domestic and international economic conditions, labor costs, sales levels, competition, levels of inventory held by other metals service centers, consolidation of metal producers, new global capacity by metal producers, higher raw material costs for the producers of metal, import duties and tariffs and currency exchange rates. This volatility can significantly affect the availability and cost of raw materials for us.
We, like many other metals service centers, maintain substantial inventories of metal to accommodate the short lead times and just-in-time delivery requirements of our customers. Accordingly, we purchase metal in an effort to maintain our inventory at levels that we believe to be appropriate to satisfy the anticipated needs of our customers based upon historic buying practices, supply agreements with customers and market conditions. Our commitments to purchase metal are generally at prevailing market prices in effect at the time we place our orders. We have no long-term, fixed-price metal purchase contracts. When metal prices increase, competitive conditions will influence how much of the price increase we can pass on to our customers. To the extent we are unable to pass on future price increases in our raw materials to our customers, the net sales and profitability of our business could be adversely affected. When metal prices decline, customer demands for lower prices and our competitors’ responses to those demands could result in lower sale prices and, consequently, lower margins and inventory lower of cost or market adjustments as we sell existing inventory. Significant or rapid declines in metal prices or reductions in sales volumes could adversely impact our ability to remain in compliance with certain financial covenants in the amended ABL credit facility, as well as result in us incurring inventory or goodwill impairment charges. Changing metal prices therefore could significantly impact our net sales, gross margins, operating income and net income.
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

29 of 39

Declining metal prices, have generally adversely affected our net sales and net income, while increasing metal prices, have generally favorably affected our net sales and net income.
Approximately 11.0% of our net sales in the first six months of 2011 were directly to automotive manufacturers or manufacturers of automotive components and parts. Historically, due to the concentration of customers in the automotive industry, our gross margins on these sales have generally been less than our margins on sales to customers in other industries.
Inflation generally affects us by increasing the cost of employee wages and benefits, transportation services, processing equipment, energy and borrowings under our new ABL credit facility. General inflation, excluding increases in the price of steel and increased distribution expense, has not had a material effect on our financial results during the past two years.
We are exposed to the impact of fluctuating metal prices and interest rate changes. During the first six months of 2011 we entered into nickel swaps at the request of our customer. While these derivatives are intended to be effective in helping us manage risk, they have not been designated as hedging instruments. For a certain customer, we enter into contractual relationships that entitle us to pass-through the economic effect of trading positions that we take with other third parties on our customer’s behalf.
Our primary interest rate risk exposure results from variable rate debt. If interest rates in the future were to increase 100 basis points (1.0%) from June 30, 2011 rates and, assuming no change in total debt from June 30, 2011 levels, the additional annual interest expense to us would be approximately $912 thousand. We have not entered into any interest rate hedge transactions for speculative purposes or otherwise. However, we do have the option to enter into 30- to 180-day fixed base rate Euro loans under the new ABL credit facility.

30 of 39

Item 4. Controls and Procedures
The evaluation required by Rule 13a-15 of the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report has been carried out under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. These disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in reports that are filed with or submitted to the SEC is: (i) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2011, our disclosure controls and procedures were effective.
There were no changes in our internal control over financial reporting that occurred during the second quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

31 of 39

Part II. OTHER INFORMATION
Items 1, 1A, 2, 3, 4 and 5 of this Part II are either inapplicable or are answered in the negative and are omitted pursuant to the instructions to Part II.
Item 6. Exhibits

Exhibit	Description of Document	Reference
2.2	Agreement and Plan of Merger, dated May 18, 2011, by and among OLYAC II, Inc., Olympic Steel, Inc., Chicago Tube and Iron Company, the Stockholders of Chicago Tube and Iron Company listed on Schedule I, and Dr. Donald McNeeley, as the Representative of the Stockholders.	Incorporated by reference to Exhibit 2.2 to Company’s Form 8-K filed with the Commission on May 20, 2011 (Commission File No. 0-23320).

4.22	Amended and Restated Loan and Security Agreement, dated as of July 1, 2011, by and among Olympic Steel, Inc., Olympic Steel Lafayette, Inc., Olympic Steel Minneapolis, Inc., Olympic Steel Iowa, Inc., Oly Steel Welding, Inc., Oly Steel NC, Inc., Tinsley Group-PS&W, Inc., IS Acquisition, Inc., and OLYAC II, Inc., the various Lenders named therein, Bank of America, N.A., as Agent for the Lenders, Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC, both as Joint Lead Arrangers and Joint Book Managers, JPMorgan Chase Bank, N.A., as Syndication Agent, and KeyBank National Association, U.S. Bank National Association and Wells Fargo Bank, National Association, each as Co-Documentation Agents.	Incorporated by reference to Exhibit 4.22 to Company’s Form 8-K filed with the Commission on July 8, 2011 (Commission File No. 0-23320).

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

32 of 39

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLYMPIC STEEL, INC. (Registrant)
Date: August 4, 2011	By:	/s/ Michael D. Siegal
Michael D. Siegal
Chairman of the Board and Chief Executive Officer

	By:	/s/ Richard T. Marabito
Richard T. Marabito
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

33 of 39