Form 10-Q
period 2011-09-30
OLYMPIC STEEL INC
filed 2011-11-07
CIK 917470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number 0-23320

OLYMPIC STEEL, INC.

(Exact name of registrant as specified in its charter)

Ohio	34-1245650
(State or other jurisdiction of incorporation or organization)	(I.R.S.Employer Identification Number)

5096 Richmond Road, Bedford Heights, Ohio	44146
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (216) 292-3800

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Indicate the number of shares of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of November 4, 2011
Common stock, without par value	10,905,115

Olympic Steel, Inc.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Olympic Steel, Inc.

Consolidated Balance Sheets

(in thousands)

	September 30, 2011	December 31, 2010
	(unaudited)	(audited)
Assets
Cash and cash equivalents	$1,211	$1,492
Accounts receivable, net	154,588	82,859
Inventories, net	293,585	200,606
Prepaid expenses and other	12,526	13,852
Assets held for sale	1,268	—

Total current assets	463,178	298,809

Property and equipment, at cost	314,288	239,500
Accumulated depreciation	(131,520)	(121,266)

Net property and equipment	182,768	118,234

Goodwill	46,056	7,083
Intangible assets, net	36,535	—
Other long-term assets	10,474	5,312

Total assets	$739,011	$429,438

Liabilities
Current portion of long-term debt	$9,661	$—
Accounts payable	135,578	81,645
Accrued payroll	10,915	11,214
Other accrued liabilities	15,982	9,766

Total current liabilities	172,136	102,625

Credit facility revolver	174,460	55,235
Long-term debt	65,634	—
Other long-term liabilities	10,053	4,807
Deferred income taxes	30,654	5,133

Total liabilities	452,937	167,800

Stockholders’ Equity
Preferred stock	—	—
Common stock	119,657	118,976
Accumulated other comprehensive income	4	—
Retained earnings	166,413	142,662

Total shareholders’ equity	286,074	261,638

Total liabilities and shareholders’ equity	$739,011	$429,438

The accompanying notes are an integral part of these statements.

Olympic Steel, Inc.

Consolidated Statement of Operations

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(unaudited)		(unaudited)
Net sales	$348,547	$209,185	$941,928	$589,842
Costs and expenses
Cost of materials sold (excludes items shown seperately below)	281,058	171,730	750,638	473,676
Warehouse and processing	19,471	13,436	51,432	37,057
Administrative and general	16,461	9,388	43,339	28,600
Distribution	8,080	5,176	20,427	14,312
Selling	7,209	6,164	18,140	14,845
Occupancy	2,297	1,297	5,790	3,940
Depreciation	4,434	3,270	11,413	9,775
Amortization	222	—	222	—

Total costs and expenses	339,232	210,461	901,401	582,205

Operating income (loss)	9,315	(1,276)	40,527	7,637
Other (income) and expense, net	91	—	91	—

Income (loss) before interest and income taxes	9,224	(1,276)	40,436	7,637
Interest and other expense on debt	2,237	602	3,868	1,629

Income (loss) before income taxes	6,987	(1,878)	36,568	6,008
Income tax provision (benefit)	851	(641)	12,163	2,280

Net income (loss)	$6,136	$(1,237)	$24,405	$3,728

Earnings per share:
Net income (loss) per share - basic	$0.56	$(0.11)	$2.23	$0.34

Weighted average shares outstanding - basic	10,937	10,909	10,936	10,903

Net income (loss) per share - diluted	$0.56	$(0.11)	$2.23	$0.34

Weighted average shares outstanding - diluted	10,951	10,909	10,949	10,916

The accompanying notes are an integral part of these statements.

Olympic Steel, Inc.

Consolidated Statement of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2011	2010
	(unaudited)
Cash flows from (used for) operating activities:
Net income	$24,405	$3,728
Adjustments to reconcile net income to net cash from operating activities -
Depreciation and amortization	12,050	10,264
Assets held for sale	(4)	—
Loss on disposition of property and equipment	69	25
Stock-based compensation	647	485
Other long-term assets	1,220	(935)
Other long-term liabilities	3,487	(4,774)
Long-term deferred income taxes	1,912	527

	43,786	9,320

Changes in working capital:
Accounts receivable	(49,350)	(44,944)
Inventories	(40,731)	(69,685)
Income taxes receivable and deferred	8,750	38,178
Prepaid expenses and other	(5,861)	(527)
Accounts payable	34,379	23,440
Change in outstanding checks	9,479	647
Accrued payroll and other accrued liabilities	(10,240)	3,263

	(53,574)	(49,628)

Net cash used for operating activities	(9,788)	(40,308)

Cash flows from (used for) investing activities:
Acquisition of Chicago Tube and Iron, net of cash acquired	(148,759)	—
Capital expenditures	(24,618)	(10,733)
Proceeds from disposition of property and equipment	24	19
Proceeds from assets held for sale	675	—

Net cash used for investing activities	(172,678)	(10,714)

Cash flows from (used for) financing activities:
Credit facility revolver borrowings, net	119,225	50,050
Principal payments under capital lease obligations	(39)	—
Term loan borrowings	70,000	—
Term loan repayments	(2,188)	—
Credit facility fees and expenses	(4,193)	(1,618)
Proceeds from exercise of stock options (including tax benefits) and employee stock purchases	34	68
Dividends paid	(654)	(653)

Net cash from financing activities	182,185	47,847

Cash and cash equivalents:
Net change	(281)	(3,175)
Beginning balance	1,492	5,190

Ending balance	$1,211	$2,015

The accompanying notes are an integral part of these statements.

Olympic Steel, Inc.

Supplemental Disclosures of Cash Flow Information

(in thousands)

	Nine Months Ended September 30,
	2011	2010
	(unaudited)
Cash paid during the period

Interest paid	$3,089	$1,095
Income taxes paid (refunded)	$8,852	$(36,400)

Details of acquisition

Fair value of CTI assets acquired	$215,817	$—
Fair value of CTI liabilities acquired	55,961	—

Cash paid	159,856	—

Less: Cash acquired	11,097	—

Net cash paid for CTI acquisition	$148,759	$—

The Company incurred a capital lease obligation of $1.6 million when it entered into a lease for its warehouse in Streetsboro, Ohio during the third quarter of 2011. This non-cash transaction has been excluded from the Consolidated Statement of Cash Flow for the nine months ended September 30, 2011.

Olympic Steel, Inc.

Notes to Consolidated Financial Statements

(unaudited)

September 30, 2011

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

Commencing with the July 1, 2011 acquisition of Chicago Tube and Iron Company (CTI), the Company operates in two reportable segments; flat products and tubular and pipe products. Through its flat products segment, the Company sells and distributes large volumes of processed carbon, coated, aluminum and stainless flat-rolled sheet, coil and plate products. Through its tubular and pipe products segment, the Company distributes metal tubing, pipe, bar, valve and fittings and the fabrication of pressure parts supplied to various industrial markets.

(2)	Acquisition of Chicago Tube and Iron Company:

On July 1, 2011, the Company acquired all of the outstanding common shares of CTI pursuant to the terms of an Agreement and Plan of Merger dated May 18, 2011. CTI stocks, processes and fabricates metal tubing, pipe, bar, valves and fittings and pressure parts at nine operating facilities located primarily throughout the Midwestern United States. The acquisition of CTI enhances the Company’s commercial opportunities by adding new product offerings to an expanded customer base and by increasing its distribution footprint.

The Company paid total cash consideration of $159.9 million, consisting of a base purchase price of $150.0 million, plus the closing cash, working capital and McNeeley purchase agreement payments (as disclosed in the Current Report on Form 8-K filed on May 18, 2011) totaling approximately $9.9 million. In addition, the Company assumed approximately $5.9 million of indebtedness and acquired $11.1 million of cash from CTI. Olympic funded its acquisition of CTI primarily with borrowings under its amended asset-based lending facility. During 2011, the Company incurred $919 thousand of direct acquisition-related costs, which are included in “Administrative and general” in the Consolidated Statement of Operations for the nine months ended September 30, 2011.

Purchase Price Allocation

The acquisition of CTI was accounted for under the acquisition method of accounting and, accordingly, the purchase price of $159.9 million has been allocated to the assets acquired and liabilities assumed based on estimated fair values at July 1, 2011, the date of acquisition.

The preliminary allocation of the total purchase price of CTI to the fair values of the assets acquired and liabilities assumed is as follows:

Total
(in thousands)
Cash	$11,097
Accounts receivable, net	22,378
Inventories	52,248
Assets held for sale	1,939
Property and equipment	49,920
Goodwill	38,973
Intangible assets subject to amortization	13,332
Intangible assets not subject to amortization	23,425
Other current and long-term assets	2,505

Total assets acquired	215,817

Accounts payable	(10,075)
Current and long-term debt	(5,880)
Deferred income taxes, net	(29,222)
Other current and long-term liabilities	(10,784)

Total liabilities assumed	(55,961)

Net assets acquired	$159,856

The accompanying Consolidated Statements of Operations include the revenues and expenses of CTI since the acquisition date. CTI’s net sales during the period July 1, 2011 through September 30, 2011 were $61.4 million. The Consolidated Balance Sheet as of September 30, 2011 reflects the preliminary allocation of CTI’s purchase price, and is subject to change after the completion of certain deferred tax adjustments and pre-acquisition tax returns.

In connection with the acquisition of CTI, the Company identified and valued certain intangible assets, including the CTI trade name and its existing customer relationships. The trade name was recorded at $23.4 million, and is not subject to amortization. The Company determined that the trade name acquired has an indefinite life since its economic life is expected to approximate the life of CTI. Additionally, the Company recorded $13.3 million related to customer relationships, determined to be amortizable over a fifteen year useful life. The goodwill of $39.0 million is not deductible for tax purposes.

Pro Forma Financial Information

The following unaudited pro forma summary of financial results presents the consolidated results of operations as if the acquisition had occurred at January 1, 2011 and 2010, respectively, after the effect of certain adjustments, including increased depreciation expense resulting from recording fixed assets at fair value, interest expense on the acquisition debt and amortization of customer relationships, with the related tax effects. The pro forma results have been presented for comparative purposes only and are not indicative of what would have occurred had the acquisition been made as of January 1, 2011 or 2010, or of any potential results that may occur in the future.

	Nine Months Ended
	September 30, 2011	September 30, 2010
(in thousands, except per share amounts)
Pro forma (unaudited):
Net sales	$1,062,009	$752,409
Net income	$26.823	$5,286

Basic earnings per common share	$2.45	$0.48
Diluted earnings per common share	$2.45	$0.48

(3)	Accounts Receivable:

The Company maintained allowances for doubtful accounts and unissued credits of $3.7 million and $2.9 million at September 30, 2011 and December 31, 2010, respectively. The allowance for doubtful accounts is maintained at a level considered appropriate based on historical experience and specific customer collection issues that have been identified. Estimations are based upon a calculated percentage of accounts receivable, which remains fairly level from year to year, and judgments about the probable effects of economic conditions on certain customers, which can fluctuate significantly from year to year. The Company cannot guarantee that the rate of future credit losses will be similar to past experience. The Company considers all available information when assessing the adequacy of its allowance for doubtful accounts each quarter.

(4)	Inventories:

Inventories are stated at the lower of cost or market and include the costs of purchased metal, inbound freight, external processing and applicable labor and overhead costs. Cost for the Company’s flat products segment (metal flat-rolled sheet, coil and plate products) is determined using the specific identification method.

As a result of the acquisition of CTI, certain of the Company’s tubular and pipe products inventory is stated under the last-in, first-out (LIFO) method, which is not in excess of market. At September 30, 2011, approximately $38.6 million, or 13.1% of consolidated inventory, was reported under the LIFO method of accounting. The cost of the remainder of CTI’s inventory is determined using a weighted average rolling first-in, first-out (FIFO) method.

An actual valuation of the inventory under the LIFO method is made at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs. Because estimates are subject to many factors beyond management’s control, annual results may differ from interim results. Interim LIFO estimates are subject to a final year-end LIFO inventory valuation. The Company did not record a LIFO adjustment in its third quarter of 2011 because its full-year LIFO estimate anticipates prices and quantities to be below July 1, 2011 levels. As a result, there was no LIFO reserve at September 30, 2011.

Metal inventories consist of the following:

	September 30, 2011	December 31, 2010
(in thousands)
Unprocessed	$225,993	$143,410
Processed and finished	67,592	57,196

Totals	$293,585	$200,606

(5)	Assets Held for Sale:

The Company acquired certain assets as part of its acquisition of CTI that have been classified as “Assets held for sale” on the Consolidated Balance Sheet as of September 30, 2011. The assets held for sale are comprised of certain land and a building that were used in CTI’s Milwaukee, Wisconsin operation. The assets held for sale are reported at their fair market value less costs to sell, and depreciation has ceased. Subsequent to the quarter ended September 30, 2011, the Milwaukee, Wisconsin property was sold for $1.3 million.

In July 2011, the Company sold its Oakboro, North Carolina held for sale operation for a net purchase price of $675 thousand, and no gain or loss was recorded in connection with this transaction.

(6)	Property and Equipment:

Property and equipment consists of the following:

(in thousands)	Depreciable Lives	September 30, 2011	December 31, 2010
Land	—	$16,193	$11,937
Land improvements	10	1,573	1,453
Buildings and improvements	7-30	108,669	76,058
Machinery and equipment	5-15	134,741	111,339
Furniture and fixtures	7	6,066	6,142
Computer software and equipment	5	21,189	21,005
Vehicles	5	1,201	34
Construction in progress	—	24,656	11,532

		314,288	239,500
Less accumulated depreciation		(131,520)	(121,266)

Net property and equipment		$182,768	$118,234

Leasehold improvements are included with buildings and improvements and are depreciated over the life of the lease or seven years, whichever is less.

Construction in progress, as of September 30, 2011, primarily consisted of payments for a new temper mill facility and equipment in Gary, Indiana, additional processing equipment at our existing facilities, costs related to the implementation of our new computer systems, and construction costs related to the suspended project in Sumter, South Carolina.

(7)	Goodwill and Intangible Assets:

The changes in the carrying amount of goodwill, by reportable segment, are as follows:

	Flat products	Tubular and pipe products	Total
(in thousands)
Balance as of December 31, 2010	$7,083	$—	$7,083
CTI acquisition	—	38,973	38,973

Balance as of September 30, 2011	$7,083	$38,973	$46,056

Intangible Assets, net

Intangible assets, net, consisted of the following as of September 30, 2011:

	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
(in thousands)
Customer relationships - subject to amortization	$13,332	$(222)	$13,110
Trade name - not subject to amortization	23,425	—	23,425

	$36,757	$(222)	$36,535

The Company had no intangible assets during the year ended December 31, 2010. All of the Company’s intangible assets were recorded in connection with its July 1, 2011 acquisition of CTI (See Note 2). The intangible assets noted above were evaluated on the premise of highest and best use to a market participant, primarily utilizing the income approach valuation methodology. The useful life of the CTI trade name was determined to be indefinite primarily due to its history and reputation in the marketplace, the Company’s expectation that the CTI trade name will continue to be used throughout the life of CTI, and the conclusion that there are currently no other factors identified that would limit its useful life. The useful life of the CTI customer relationships was determined to be fifteen years, based primarily on the consistent and predictable revenue source associated with existing CTI customer base, the net positive present value of which extends through the fifteen year amortization period. The Company will continue to evaluate the useful life assigned to our amortizable customer relationships in future periods.

The Company estimates that amortization expense for its intangible assets subject to amortization will be $444 thousand for the year ended December 31, 2011 and $889 thousand per year in each of the next five years.

(8)	Investments in Joint Ventures:

The Company and the United States Steel Corporation each own 50% of Olympic Laser Processing (OLP), a company that produced laser welded sheet steel blanks for the automotive industry. OLP ceased operations in 2006. In December 2006, the Company advanced $3.2 million to OLP to cover a loan guarantee. As of September 30, 2011, the investment in and advance to OLP was valued at $2.5 million on the Company’s Consolidated Balance Sheet.

(9)	Debt:

The Company’s debt is comprised of the following components:

(in thousands)	Total
Asset-based revolving credit facility due June 30, 2016	$174,460
Term loan due June 30, 2016	67,812
Industrial revenue bond due April 1, 2018	5,880
Capital lease	1,603

Total debt	249,755

Less current amount	(9,661)

Total long-term debt	$240,094

The Company’s principal payments over the next 5 years and thereafter are detailed in the table below:

(in thousands)	2011	2012	2013	2014	2015	2016	Thereafter
Revolver	$—	$—	$—	$—	$—	$174,460	$—
Term loan	2,188	8,750	8,750	8,750	8,750	30,624	—
Industrial revenue bond	—	755	785	810	840	865	1,825
Other	38	158	1,407	—	—	—	—

Total principal payments	$2,226	$9,663	$10,942	$9,560	$9,590	$205,949	$1,825

On July 1, 2011 the Company amended its existing asset-based revolving credit facility. The new asset-based credit facility (the ABL Credit Facility) provides for borrowings up to $335 million consisting of a revolving credit line of $265 million and a $70 million term-loan. Revolver borrowings are limited to the lesser of a borrowing base, comprised of eligible receivables and inventories, or $265 million in the aggregate. The ABL Credit Facility matures on July 1, 2016.

The ABL Credit Facility requires the Company to comply with various covenants, the most significant of which include: (i) until maturity of the ABL Credit Facility, if any commitments or obligations are outstanding and the Company’s availability is less than the greater of $20 million, 12.5% of the aggregate amount of revolver commitments, or 60% of the principal balance of the term loan then outstanding, then the Company must maintain a ratio of EBITDA minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.10 to 1.00 for the most recent twelve fiscal month period; (ii) limitations on dividend payments; (iii) restrictions on additional indebtedness; and (iv) limitations on investments and joint ventures. The Company has the option to borrow under its revolver based on the agent’s base rate plus a premium ranging from 0.50% to 1.00% or the London Interbank Offered Rate (LIBOR) plus a premium ranging from 2.00% to 2.50%. The interest rate under the term loan is based on the agent’s base rate plus a premium ranging from 1.00% to 1.50% or LIBOR plus a premium ranging from 2.50% to 3.00%.

As of September 30, 2011, $5.1 million of bank financing fees were included in “Prepaid expenses and other” and “Other long-term assets” on the accompanying Consolidated Balance Sheet. The financing fees are being amortized over the five-year term of the credit facility.

As of September 30, 2011, the Company was in compliance with its covenants and had approximately $83 million of availability under the ABL Credit Facility.

As part of the CTI acquisition, the Company assumed approximately $5.9 million of Industrial Revenue Bond indebtedness issued through the Stanly County, North Carolina Industrial Revenue and

Pollution Control Authority (IRB). The bond matures in April 2018, with the option to provide principal payments annually, April 1st. Interest is payable monthly, with a variable rate that resets weekly. As a security for payment of the bonds, the Company obtained a direct pay letter of credit issued by JPMorgan Chase Bank, N.A. The letter of credit reduces annually by the principal reduction amount. The interest rate at September 30, 2011 was 0.2% for the IRB debt.

The Company entered into an interest rate swap agreement to reduce the impact of changes in interest rates on the above IRB. At September 30, 2011, the effect of the swap agreement on the bond was to fix the rate at 3.46 percent. The swap agreement matures April 2018, but is reduced annually by the amount of the optional principal payments on the bond. The Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap agreement. However, the Company does not anticipate nonperformance by the counterparties.

(10)	Fair Value of Financial Instruments:

The Company’s financial instruments include cash and cash equivalents, short-term trade receivables, derivative instruments, accounts payable and debt instruments. For short-term instruments, other than those required to be reported at fair value on a recurring basis and for which additional disclosures are included below, management concluded the historical carrying value is a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is an exit price concept that assumes an orderly transaction between willing market participants. Valuation techniques must maximize the use of observable inputs and minimize the use of unobservable inputs. To measure fair value, the Company applies a fair value hierarchy that is based on three levels of input, of which the first two are considered observable and the last unobservable, as follows:

Level 1 – Quoted prices in active markets for identical assets and liabilities.

Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices that are not active; or other inputs that are observable or can be corroborated by observable market date for substantially the full term of the assets or liabilities.

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

During the three and nine months ended September 30, 2011, there were no transfers of financial assets between Levels 1, 2 or 3 fair value measurements. There have been no changes in the methodologies used at September 30, 2011 and December 31, 2010. Following is a description of the valuation methodologies used for assets and liabilities measured at fair value as of September 30, 2011 and December 31, 2010:

Nickel swaps and embedded customer derivatives – Determined by using inputs that include the price of nickel indexed to the London Metal Exchange (LME). The fair value is determined based on quoted market prices and reflects the estimated amounts the Company would pay or receive to terminate the nickel swaps.

Interest rate swap – Based on the present value of the expected future cash flows, considering the risks involved, and using discount rates appropriate for the maturity date. Market observable Level 2 inputs are used to determine the present value of future cash flows.

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company:

(in thousands)
September 30, 2011	Level 1	Level 2	Level 3	Total
Assets:
Embedded customer derivatives	$—	$988	$—	$988

Liabilities:
Nickel swaps	—	925	—	925
Interest rate swap	—	504	—	504

Total liabilities at fair value	$—	$1,429	$—	$1,429

December 31, 2010
Assets:
Embedded customer derivatives	$—	$123	$—	$123

Liabilities:
Nickel swaps	$—	$127	$—	$127

Long-Term Financial Instruments

The carrying value and the fair value of the IRB that qualify as financial instruments are both $5.1 million at September 30, 2011. As the revolver and long-term debt were recently refinanced, management continues to believe that the amounts are carried at fair value.

The Company did not have any non-current financial liabilities at December 31, 2010.

(11)	Derivative Instruments:

During 2011, the Company entered into nickel swaps indexed to the LME price of nickel with a third-party broker. The nickel swaps are treated as derivatives for accounting purposes. The Company entered into them to mitigate the risk of volatility in the price of nickel. The nickel swaps vary in length from one to fifteen months and are settled with the broker at maturity. The economic benefit or loss arising from the changes in fair value of the swaps is contractually passed through to the customer. The primary risk associated with the nickel swaps is the ability of our customer to honor its agreement with the Company related to derivative instruments. If the customer is unable to honor its agreement, the Company’s risk of loss is the fair value of the nickel swap.

CTI entered into an interest rate swap to reduce the impact of changes in interest rates on its IRB. The swap agreement matures April 2018, the same time as the IRB, but is reduced annually by the amount of the principal payments on the IRB. The Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap agreement. However, the Company does not anticipate nonperformance by the counterparties. The interest rate swap is not treated as a hedge for accounting purposes.

While these derivatives are intended to help the Company manage risk, they have not been designated as hedging instruments. The periodic changes in fair value of the nickel and embedded customer derivative instruments are included in “Cost of materials sold” in the Consolidated Statement of Operations. We recognize derivative positions with both the customer and the third party for the derivatives and we classify cash settlement amounts associated with them as part of “Cost of materials sold” in the Consolidated Statements of Operations. The periodic changes in fair value of the interest rate swap are included in “Other income and expense, net” in the Consolidated Statement of Operations. Cash settlement amounts associated with the interest rate swap are included in “Interest and other expense on debt” in the Consolidated Statements of Operations.

The embedded customer derivatives are included in “Accounts receivable, net”, and the nickel and interest rate swaps are included in “Other accrued liabilities” and “Other long-term liabilities” on the Consolidated Balance Sheet at September 30, 2011.

As of September 30, 2011, we had paid $63 thousand of net derivative losses that we had not yet settled under the embedded customer derivative agreement. Settlement of these assets is expected to occur during the fourth quarter of 2011. There was no net impact from the nickel swaps or embedded customer derivative agreements to the Company’s Consolidated Statement of Operations for the three or nine months ended September 30, 2011. The table below shows the total impact to the Company’s Consolidated Statement of Operations of the derivatives for the three and nine months ended September 30, 2011.

	Net Gain (Loss) Recognized
	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
(in thousands)
Interest rate swap	$(80)	$(80)
Nickel swaps	(973)	901
Embedded customer derivatives	973	(901)

Total	$(80)	$(80)

(12)	Stock Options:

In January 1994, the Olympic Steel, Inc. Stock Option Plan (Option Plan) was adopted by the Board of Directors and approved by the shareholders of the Company. The Option Plan terminated on January 5, 2009. Termination of the Option Plan did not affect outstanding options.

A total of 1,300,000 shares of common stock were originally reserved for issuance under the Option Plan. To the extent possible, shares of treasury stock were used to satisfy shares resulting from the exercise of stock options. Options vested over periods ranging from six months to five years and all expire ten years after the grant date.

The following table summarizes the effect of the impact of stock options on the results of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
(in thousands, except per share data)
Stock option expense before taxes	$—	$—	$—	$60
Stock option expense after taxes	$—	$—	$—	$38
Impact per basic share	$—	$—	$—	$—
Impace per diluted share	$—	$—	$—	$—

All pre-tax charges related to stock options were included in the caption “Administrative and general” on the accompanying Consolidated Statement of Operations.

The following table summarizes stock option activity during the nine months ended September 30, 2011:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2010	46,007	$20.90
Granted	—	—
Exercised	—	—
Canceled	—	—

Outstanding at September 30, 2011	46,007	$20.90	3.9 years	$181

Exercisable at September 30, 2011	46,007	$20.90	3.9 years	$181

There were no stock options exercised during nine months ended September 30, 2011 and 2010. All options vested by June 30, 2010. The fair value of options vested during the nine months ended September 30, 2010 totaled $60 thousand.

By December 31, 2010, all expense with respect to stock option awards had been recognized and amortized into expense.

(13)	Restricted Stock Units and Performance Share Units:

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

Stock-based compensation expense recognized on RSUs and PERSUs for the three and nine months ended September 30, 2011 and 2010, respectively, is summarized in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
(in thousands, except per share data)
RSU expense before taxes	$135	$142	$351	$425
RSU expense after taxes	$118	$86	$234	$264
Impact per basic share	$0.01	$0.01	$0.02	$0.02
Impact per diluted share	$0.01	$0.01	$0.02	$0.02

All pre-tax charges related to RSUs and PERSUs were included in the caption “Administrative and general” on the accompanying Consolidated Statement of Operations.

The following table summarizes the activity related to RSUs for the nine months ended September 30, 2011:

	Number of	Weighted Average	Aggregate
	Shares	Exercise Price	Intrinsic Value
Outstanding at December 31, 2010	46,602	$33.41
Granted	18,825	26.91
Converted into shares	—	—
Forfeited	(1,235)	33.85

Outstanding at September 30, 2011	64,192	$32.15	—

Vested at September 30, 2011	31,959	$31.08	—

No RSUs were converted into shares during the nine months ended September 30, 2011. 7,200 RSUs were converted into shares during the nine months ended September 30, 2010.

The following table summarizes the activity related to PERSUs for the nine months ended September 30, 2011:

	Number of	Weighted Average	Aggregate
	Shares	Exercise Price	Intrinsic Value
Outstanding at December 31, 2010	52,987	$21.68
Granted	—	—
Converted into shares	—	—
Lapsed based on performance criteria	—	—
Forfeited	(2,178)	21.68

Outstanding at September 30, 2011	50,809	$21.68	—

Vested at September 30, 2011	—	$—	—

Since inception of the PERSU program, no PERSUs have been converted into shares. There was no expense included on the accompanying Consolidated Statement of Operations for the three or nine months ended September 30, 2011 or 2010 related to the PERSUs as the minimum performance requirements for the PERSUs are not expected to be met.

(14)	Multiemployer Pension Plan:

The Company, through its CTI business, contributes to one multiemployer pension plan – the Plumbing and Heating Wholesalers Retirement Income Plan for the Benefit of the Shopmen’s Division of Pipe Fitters’ Association Local Union 597, EIN 36-6511016, Plan Number 001. Expense for this plan was approximately $26 thousand for the three months ended September 30, 2011.

(15)	Leases:

Operating Leases

The Company leases certain warehouses, sales offices, machinery and equipment and vehicles under long-term operating lease agreements. The leases expire at various dates through 2018. In some cases the leases include options to extend. The future minimum lease payments as of September 30, 2011 are as follows:

Total
(in thousands)
2011	$1,295
2012	4,257
2013	3,079
2014	2,240
2015	1,720
Thereafter	3,332

Total	$15,923

Capital Leases

The Company leases a warehouse in Streetsboro, Ohio under a capital lease agreement. The Company has signed a purchase agreement to purchase the facility at the end of the lease for $1.3 million. The capital lease obligation is included in “Current portion of short-term debt” and “Long-term debt” on the accompanying Consolidated Balance Sheet.

The capital lease obligation as of September 30, 2011 is as follows:

(in thousands)
Total capital lease obligation	$1,615
Less: interest	(12)

Capital lease obligation	1,603

Less: current	(156)

Long term capital lease	$1,447

(16)	Comprehensive Income (Loss):

The Company’s Monterrey, Mexico facility commenced operations in the third quarter of 2011, and its foreign currency transactions impacted the Company’s comprehensive income (loss) in 2011 as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
(in thousands)
Net income (loss)	$6,136	$(1,237)	$24,405	$3,728
Foreign currency translation loss	(11)	—	(11)	—

Comprehensive income (loss)	$6,125	$(1,237)	$24,394	$3,728

Foreign currency translation adjustments are not ordinarily adjusted for income taxes as they relate to indefinite investments in foreign subsidiaries.

(17)	Income Taxes:

The Company’s effective tax rates for the nine months ended September 30, 2011 and 2010 were 33.3% and 37.9%, respectively. The Company’s effective tax rates for the three months ended September 30, 2011 and 2010 were 12.2% and 34.1%, respectively. The fluctuations in the Company’s effective tax rates are mainly because of changes in unrecognized tax benefits.

The total amount of unrecognized tax benefits as of September 30, 2011 was $83 thousand (including $8 thousand of accrued interest and penalties), the recognition of which would affect the annual effective tax rate. The change in the Company’s unrecognized tax benefits from the December 31, 2010 balance of $2.0 million is due primarily to a lapsing of the statute of limitations.

(18)	Shares Outstanding and Earnings Per Share:

Earnings per share have been calculated based on the weighted average number of shares outstanding as set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
(in thousands, except per share data)

Weighted average basic shares outstanding	10,937	10,909	10,936	10,903
Assumed exercise of stock options and issuance of stock awards	14	—	13	13

Weighted average diluted shares outstanding	10,951	10,909	10,949	10,916

Net income (loss)	$6,136	$(1,237)	$24,405	$3,728

Basic earnings (loss) per share	$0.56	$(0.11)	$2.23	$0.34

Diluted earnings (loss) per share	$0.56	$(0.11)	$2.23	$0.34

Anti-dilutive securities outstanding	118	140	118	138

(19)	Segment Information:

The Company evaluated its reportable segments in connection with its recent acquisition of CTI, and followed the accounting guidance that requires the utilization of a “management approach” to define and report the financial results of operating segments. The management approach defines operating segments along the lines used by the Company’s chief operating decision maker (CODM) to assess performance and make operating and resource allocation decisions. Our CODM evaluates performance and allocates resources based primarily on operating income (loss). Our operating segments are based primarily on internal management reporting.

The Company now operates in two reportable segments, flat products and tubular and pipe products. Through its flat products segment, the Company sells and distributes large volumes of processed carbon, coated, aluminum and stainless flat-rolled sheet, coil and plate products. Through its tubular and pipe products segment, the Company distributes metal tubing, pipe, bar, valve and fittings and fabricates pressure parts supplied to various industrial markets.

The following table summarizes financial information regarding segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2011	2010	2011	2010
Net sales
Flat products	$287,137	$209,185	$880,518	$589,842
Tubular and pipe products	61,410	—	61,410	—

Total net sales	$348,547	$209,185	$941,928	$589,842

Operating income
Flat products	$5,762	$(1,276)	$36,974	$7,637
Tubular and pipe products	3,553	—	3,553	—

Total operating income	$9,315	$(1,276)	$40,527	$7,637

Depreciation and amortization
Flat products	$3,281	$3,270	$10,260	$9,775
Tubular and pipe products	1,375	—	1,375	—

Total depreciation and amortization	$4,656	$3,270	$11,635	$9,775

Capital expenditures
Flat products	$8,018	$4,432	$24,434	$10,733
Tubular and pipe products	184	—	184	—

Total capital expenditures	$8,202	$4,432	$24,618	$10,733

(in thousands)	September 30, 2011	December 31, 2010
Total assets
Flat products	$528,033	$429,438
Tubular and pipe products	210,978	—

Total assets	$739,011	$429,438

(20)	Recently Issued Accounting Updates:

There were no new significant accounting updates or guidance that became effective for the Company commencing with its third quarter of 2011. The following recently issued, but not yet effective, accounting standards are expected to have an impact on the Company’s financial statements:

In September 2011, an accounting update was issued that amends current guidance related to multiemployer pension plan disclosures by increasing the quantitative and qualitative disclosures an employer is required to provide about its participation in multiemployer pension plans. The new disclosure requirements are effective for public companies for fiscal years ending after December 15, 2011, with early adoption permitted and retrospective application to prior periods required. The Company intends to adopt these new disclosure requirements in its Form 10-K for the year ending December 31, 2011.

In September 2011, amended accounting guidance was issued intended to simplify how an entity tests for goodwill impairment. The amended guidance allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. The two-step quantitative impairment test is required if, based on its qualitative assessment, an entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The amended guidance is effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company will consider the provision of this amended guidance in its fiscal 2011 goodwill impairment tests, and does not expect the adoption of this amended guidance to have a material impact on its financial position or results of operations.

In June 2011, new accounting guidance was issued regarding the presentation of comprehensive income in financial statements prepared in accordance with U.S. GAAP. This new guidance requires entities to present reclassification adjustments included in other comprehensive income on the face of the financial statements and allows entities to present total comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. It also eliminates the option for entities to present the components of other comprehensive income as part of the statement of equity. For public companies, this accounting guidance is effective for fiscal years (and interim periods within those fiscal years) beginning after December 15, 2011, with early adoption permitted. Retrospective application to prior periods is required. The adoption of this new guidance, effective for us on January 1, 2012, is not expected to have a material impact on the Company’s financial position or results of operations.

Item  2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and accompanying notes contained herein and our consolidated financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2010. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed under Item 1A (Risk Factors) in our Annual Report on Form 10-K for the year ended December 31, 2010. The following section is qualified in its entirety by the more detailed information, including our financial statements and the notes thereto, which appear elsewhere in this Quarterly Report on Form 10-Q.

Forward-Looking Information

This Quarterly Report on Form 10-Q and other documents we file with the SEC contain various forward-looking statements that are based on current expectations, estimates, forecasts and projections about our future performance, business, our beliefs and management’s assumptions. In addition, we, or others on our behalf, may make forward-looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, conferences, webcasts, phone calls and conference calls. Words such as “may,” “will,” “anticipate,” “should,” “intend,” “expect,” “believe,” “estimate,” “project,” “plan,” “potential,” and “continue,” as well as the negative of these terms or similar expressions, are intended to identify forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those implied by such statements including, but not limited to, those set forth in Item 1A (Risk Factors), as found in our Annual Report on Form 10-K for the year ended December 31, 2010. There have not been any material changes to the risk factors disclosed in our Annual Report on Form 10-K except for the following:

•	the ability to successfully integrate CTI and to achieve the expected results of the acquisition;

•	the ability to retain CTI’s management team and CTI’s relationships with customers and suppliers;

•	the ability to successfully place the new Gary, Indiana facility in operation during the expected timeframe and achieve expected results;

•	the success of our new facility startups in Gary, Indiana; Mount Sterling, Kentucky; Monterrey, Mexico; Roseville, Minnesota; Kansas City, Missouri; and Streetsboro, Ohio;

•	the ability to successfully integrate the newly leased locations or newly acquired businesses into our operations and achieve expected results;

•	equipment installation delays or malfunctions, including the new Gary, Indiana temper mill and cut-to-length line; and

•	the ability to comply with the terms of the new asset-based credit facility to make the required term loan payments;

•	general and global business, economic, financial and political conditions, including the ongoing effects of the global economic recovery;

•	access to capital and global credit markets;

•	competitive factors such as the availability and pricing of metal, industry shipping and inventory levels and rapid fluctuations in customer demand and metal pricing;

•	the cyclicality and volatility within the metals industry;

•	the ability of our customers (especially those that may be highly leveraged, and those with inadequate liquidity) to maintain their credit availability;

•	the ability of our customers to honor their agreements related to derivative instruments;

•	customer, supplier and competitor consolidation, bankruptcy or insolvency;

•	reduced production schedules, layoffs or work stoppages by our own or our suppliers’ or customers’ personnel;

•	the availability and costs of transportation and logistical services;

•	the amounts, successes and our ability to continue our capital investments and strategic growth initiatives and our business information system implementations;

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

Chicago Tube and Iron Company Acquisition

On July 1, 2011, we acquired all of the outstanding common shares of Chicago Tube and Iron Company (CTI), pursuant to the terms of an Agreement and Plan of Merger dated May 18, 2011. CTI stocks, processes and fabricates metal tubing, pipe, bar, valves and fittings and pressure parts at nine operating facilities located primarily throughout the Midwestern United States. The acquisition of CTI enhances our commercial opportunities by adding new product offerings to an expanded customer base and by increasing our distribution footprint.

We paid total cash consideration of $159.9 million, consisting of a base purchase price of $150.0 million, plus the closing cash, working capital and McNeeley purchase agreement payments totaling approximately $9.9 million. In addition, we assumed approximately $5.9 million of indebtedness and acquired $11.1 million of cash from CTI. We funded our acquisition of CTI primarily with borrowings under our $335 million Amended and Restated Loan and Security Agreement dated July 1, 2011 (the ABL Credit Facility). The new five-year ABL Credit Facility includes a $265 million revolving credit facility and a $70 million term loan.

During 2011, we incurred $919 thousand of direct acquisition-related costs, which are included in “Administrative and general” expense in the Consolidated Statement of Operations for the nine months ended September 30, 2011.

Overview

We are a leading metal service center that provides metal processing services and distributes a wide range of metal products, many of which have different gross profits and margins, to customers in a broad range of industries. Products that require more value-added processing generally have a greater gross profit and higher margins. Accordingly, our overall gross profit is affected by, among other things, product mix, the amount of processing performed, the demand for and availability of metal, volatility in selling prices and material purchase costs. We also perform toll processing of customer-owned metal. We sell certain products internationally, primarily in Puerto Rico and Mexico. International sales have been immaterial to our consolidated financial results.

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

At September 30, 2011, we employed approximately 1,682 people. Approximately 382 of the hourly plant personnel at our Detroit, Michigan; Duluth, Minnesota; Indianapolis, Indiana; Locust, North Carolina; Milan, Illinois; Minneapolis, Minnesota; Romeoville, Illinois; and St. Paul, Minnesota facilities are represented by nine separate collective bargaining units. The collective bargaining agreement covering our Duluth facility expires on December 21, 2011. The collective bargaining agreements covering our Indianapolis, Locust, Minneapolis plate and Detroit facilities’ workers expire on January 29, 2012, March 4, 2012, March 31, 2012, and August 31, 2012, respectively. Collective bargaining agreements covering our St. Paul, Romeoville and Milan facilities workers expire May 25, 2013, May 31, 2013 and August 12, 2013, respectively. The collective bargaining agreement covering our Minneapolis coil facility workers expires September 30, 2015. We have never experienced a work stoppage and we believe that our relationship with employees is good. However, any prolonged work stoppages by our personnel represented by collective bargaining units could have a material adverse impact on our business, financial condition, results of operations and cash flows.

Reportable Segments

As a result of our acquisition of CTI, we now operate in two reportable segments; flat products and tubular and pipe products.

Flat products

The primary focus of our flat products segment is on the direct sale and distribution of large volumes of processed carbon, coated, aluminum and stainless flat-rolled sheet, coil and plate products. We act as an intermediary between metal producers and manufacturers that require processed metal for their operations. We serve customers in most carbon steel consuming industries, including manufacturers and fabricators of transportation and material handling equipment, construction and farm machinery, storage tanks, environmental and energy generation equipment, automobiles, food service and electrical equipment, military vehicles and equipment, as well as general and plate fabricators and metals service centers. We distribute our products primarily through a direct sales force.

The flat products segment has 19 strategically-located processing and distribution facilities in the United States and one in Monterrey, Mexico. This geographic footprint allows us to focus on regional customers and larger national and multi-national accounts, primarily located throughout the midwestern, eastern and southern United States. In April 2011, we purchased a building on United States Steel Corporation’s, or U.S. Steel’s Gary Works facility in Gary, Indiana for $4.3 million, where we plan to locate our new temper mill and cut-to-length line. In the third quarter of 2011, we entered into a capital lease and purchase agreement to buy a facility in Streetsboro, Ohio. Both facilities are expected to be operational in 2012.

Tubular and pipe products

The tubular and pipe products segment consists of the newly acquired CTI business. Through our tubular and pipe products segment, we distribute metal tubing, pipe, bar, valve and fittings and fabricate pressure parts supplied to various industrial markets. Founded in 1914, CTI is one of the largest steel service centers in the United States, with nine operations, primarily throughout the Midwest.

Results of Operations

Consolidated Operations

The following table presents consolidated operating results for the periods indicated (dollars are shown in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2011		2010		2011		2010
	$	% of net sales	$	% of net sales	$	% of net sales	$	% of net sales
Net sales	$348,547	100.0%	$209,185	100.0%	$941,928	100.0%	$589,842	100.0%
Gross profit (1)	67,489	19.4%	37,455	17.9%	191,290	20.3%	116,166	19.7%
Operating expenses (2)	58,174	16.7%	38,731	18.5%	150,763	16.0%	108,529	18.4%
Operating income (loss)	$9,315	2.7%	$(1,276)	(0.6%)	$40,527	4.3%	$7,637	1.3%

(1)	Gross profit is calculated as net sales less the cost of materials sold.
(2)	Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Net sales increased 66.6% to $348.5 million in the third quarter of 2011 from $209.2 million in the third quarter of 2010. Net sales increased 59.7% to $941.9 million in the first nine months of 2011 from $589.8 million in the first nine months of 2010. The increase in sales for the three and nine months ended September 30, 2011 was due to increased sales volume and pricing in the flat products segment and the July 1, 2011 acquisition of CTI. CTI sales for the three and nine months totaled $61.4 million, accounting for 17.6% and 6.5% of the three and nine month increases, respectively. We expect our sales to soften during the fourth quarter as market prices for metals continue to decline and shipments slow during the fourth quarter due to normal seasonal patterns.

As a percentage of net sales, gross profit increased to 19.4% in the third quarter of 2011 compared to 17.9% in the third quarter of 2010. For the first nine months of 2011, gross margins increased to 20.3% from 19.7% in the first nine months of 2010. The increases in gross margin for the three and nine months ended September 30, 2011 was primarily due to the acquisition of CTI as their tubular and pipe products have higher gross margins than our traditional flat products. We expect our gross profit in the fourth quarter of 2011 to be pressured as market prices for metals have continued to decline into the fourth quarter.

Operating expenses in the third quarter of 2011 increased $19.4 million, or 50.2%, from the third quarter of 2010. Operating expenses in the first nine months of 2011 increased $42.2 million, or 38.9%, from the first nine months of 2010. As a percentage of net sales, operating expenses decreased to 16.7% for the third quarter of 2011 from 18.5% in the comparable 2010 period, and decreased to 16.0% for the first nine months of 2011 from 18.4% in the comparable 2010 period. During 2011, higher operating expenses were primarily attributable to the impact of the acquisition of Chicago Tube and Iron, and variable expenses, such as distribution, warehouse and processing, and selling expenses in our flat products segment, increased due to higher shipment levels, more hours worked, and higher sales incentives. Administrative and general expenses increased due to increased performance based incentives, start-up costs related to our six new facilities, and $919 thousand of non-recurring expenses related to the acquisition of Chicago Tube and Iron.

Interest and other expense on debt totaled $2.2 million for the third quarter of 2011 compared to $602 thousand for the third quarter of 2010. Interest and other expense on debt totaled $3.9 million for the first nine months of 2011 compared to $1.6 million for the first nine months of 2010. Our effective borrowing rate, exclusive of deferred financing fees and commitment fees, was 3.1% for the first nine months of 2011 compared to 4.6% for the first nine months of 2010. The increase in interest and other expense on debt in 2011 was primarily attributable to the additional debt incurred for the acquisition of CTI and higher financing fee amortization, offset by the lower borrowing rate under our ABL Credit Facility.

For the third quarter of 2011, income before income taxes totaled $7.0 million compared to a loss of $1.9 million in the third quarter of 2010. For the first nine months of 2011, income before income taxes totaled $36.6 million, compared to $6.0 million in the first nine months of 2010. An income tax provision of 33.3% was recorded for the first nine months of 2011, compared to an income tax provision of 37.9% for the first nine months of 2010. An income tax provision of 12.2% was recorded for the three months ended September 30, 2011, compared to and income tax benefit of 34.1% for the three months ended September 30, 2010. The fluctuations in the Company’s effective tax rates are mainly because of changes in unrecognized tax benefits during the third quarter of 2011. We expect our full year 2011 income tax provision to approximate 34%.

Net income for the third quarter of 2011 totaled $6.1 million or $0.56 per basic and diluted share, compared to a net loss of $1.2 million or $0.11 per basic and diluted share for the third quarter of 2010. Net income for the first nine months of 2011 totaled $24.4 million or $2.23 per basic and diluted share, compared to $3.7 million or $0.34 per basic and diluted share for the first nine months of 2010.

Segment Operations

Flat products

The following table presents operating results for our flat products segment for the three and nine months ended September 30, 2011 and 2010 (dollars are shown in thousands):

`	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2011		2010		2011		2010
		% of net sales		% of net sales		% of net sales		% of net sales
Direct tons sold	248,978		218,173		810,578		647,729
Toll tons sold	17,425		22,164		58,572		66,588

Total tons sold	266,403		240,337		869,150		714,317

Net sales	$287,137	100.0%	$209,185	100.0%	$880,518	100.0%	$589,842	100.0%
Average selling price	$1,078		$870		$1,013		$826
Gross profit (1)	$51,021	17.8%	$37,455	17.9%	$174,822	19.9%	$116,166	19.7%
Operating expenses (2)	$45,259	15.8%	$38,731	18.5%	$137,848	15.7%	$108,529	18.4%
Operating income	$5,762	2.0%	$(1,276)	-0.6%	$36,974	4.2%	$7,637	1.3%

(1)	Gross profit is calculated as net sales less the cost of materials sold.
(2)	Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Tons sold by our flat products segment increased 10.8% to 266 thousand in the third quarter of 2011 from 240 thousand in the third quarter of 2010. Tons sold increased 21.7% to 869 thousand in the first nine months of 2011 from 714 thousand in the first nine months of 2010. Direct tons sold in 2011 were higher in substantially all markets in which we sell, compared to 2010. Toll tons sold in 2011 were lower as our Detroit sales mix has increase to more direct sales in 2011 and certain business which moved to direct sales versus toll sales in 2010.

Net sales in our flat products segment increased 37.3% to $287.1 million in the third quarter of 2011 from $209.2 million in the third quarter of 2010. Average selling prices in the third quarter of 2011 were $1,078 per ton, compared with $870 per ton in the third quarter of 2010, and $1,048 per ton in the second quarter of 2011. Net sales increased 49.3% to $880.5 million in the first nine months of 2011 from $589.8 million in the first nine months of 2010. The 2011 increases in sales were due to both higher tons sold and increased average selling prices. We expect our flat products tons sold and sales to soften during the fourth quarter as market prices for metals continue to decline and shipments slow during the fourth quarter due to normal seasonal patterns.

As a percentage of net sales, gross profit totaled 17.8% in the third quarter of 2011 compared to 17.9% in the third quarter of 2010. For the first nine months of 2011, gross margins increased to 19.9% from 19.7% in the first nine months of 2010. We expect our flat products gross profit in the fourth quarter of 2011 to be pressured as market prices for metal declined into the fourth quarter.

Operating expenses in the third quarter of 2011 increased $6.5 million, or 16.9%, from the third quarter of 2010. Operating expenses in the first nine months of 2011 increased $29.3 million, or 27.0%, from the first nine months of 2010. As a percentage of net sales, operating expenses decreased to 15.8% for the third quarter of 2011 from 18.5% in the comparable 2010 period. As a percentage of net sales, operating expenses decreased to 15.7% for the first nine months of 2011 from 18.4% in the comparable 2010 period. During 2011, variable expenses, such as distribution, warehouse and processing, and selling expenses increased due to higher shipment levels, more hours worked, and higher sales incentives. Administrative and general expenses increased due to increased performance based incentives, start-up costs related to our six new facilities, and $919 thousand of non-recurring expenses related to the acquisition of Chicago Tube and Iron.

Operating income for the third quarter of 2011 totaled $5.8 million compared to an operating loss of $1.3 million for the third quarter of 2010. Operating income for the first nine months of 2011 totaled $37.0 million compared to $7.6 million for the first nine months of 2010.

Tubular and pipe products

The Company’s tubular and pipe products segment consists of the recently acquired CTI business, and the following discussion outlines this segment’s impact on consolidated results from the acquisition date of July 1, 2011 through September 30, 2011.

Net sales in our tubular and pipe products segment were $61.4 million, or 17.6% of consolidated net sales in the three months ended September 30, 2011. Tubular and pipe products segment gross margins are higher than our traditional flat products segment. As part of purchase price accounting, certain CTI inventory was adjusted to its fair market value or its selling price, and then subsequently expensed to cost of goods sold. This resulted in lower third quarter tubular and pipe products segment gross margins of approximately $1.0 million, or 1.6% of segment sales. Fourth quarter gross margins are expected to be impacted by $136 thousand. As a percentage of net segment sales, gross profit totaled 26.8% for the quarter ended September 30, 2011. Operating expenses for the tubular and pipe products segment were $12.9 million, or 21.0% of net segment sales, in the three months ended September 30, 2011. Operating income for the three and nine months ended September 30, 2011 totaled $3.6 million. Normal seasonal patterns and declining metals prices may result in fourth quarter declines in sales and profitability as compared to the third quarter.

Liquidity, Capital Resources and Cash Flows

Our principal capital requirements include funding working capital needs, purchasing, upgrading and acquiring processing equipment and facilities and other businesses, making acquisitions and paying dividends. We use cash generated from operations, leasing transactions and borrowings under our credit facility to fund these requirements.

Operating Activities

For the nine months ended September 30, 2011, we used $9.8 million of net cash for operations, of which $43.8 million was generated from operating activities and $53.6 used for working capital.

Working capital at September 30, 2011 totaled $291.0 million, a $94.9 million increase from December 31, 2010. The acquisition of CTI contributed $61.9 million of working capital at July 1, 2011. The increase was attributable to the rising price and volume environment, which increased our working capital requirements. The increase was primarily attributable to a $49.4 million increase in accounts receivable (resulting from higher sales volumes and sales prices), a $40.7 million increase in inventories (resulting from increased inventory purchases and higher metal prices), and a $10.2 million increase in accrued payroll and other accrued liabilities, partially offset by a $43.9 million increase in accounts payable (associated with higher steel prices).

Investing Activities

Net cash used for investing activities was $172.7 million during the nine months ended September 30, 2011, compared to $10.7 million used during the nine months ended September 30, 2010. On July 1, 2011, the Company acquired CTI and total cash paid, net of cash acquired, was $148.8 million. In July 2011, the Company sold its Oakboro, North Carolina facility, which had been classified as an asset held for sale in the CTI purchase price allocation, for net cash of $675 thousand.

During the first nine months of 2011, we spent $24.6 million on capital expenditures. The expenditures were primarily attributable to payments on the new temper mill facility and equipment in Gary, Indiana, additional processing equipment at our existing facilities and costs related to the implementation of our new computer systems. During 2011, we expect to spend approximately $35 million to $40 million for capital expenditures, primarily related to the completion of the Gary, IN project, investment in our new business system implementations, value-added equipment and maintenance-type capital expenditures.

We continue to successfully implement our new business systems. During the first nine months of 2011, we expensed $670 thousand and capitalized $804 thousand associated with the implementation of the systems. Since the project began in 2006, we have expensed $10.6 million and capitalized $16.4 million associated with the project.

Financing Activities

During the first nine months of 2011, $182.2 million of cash was provided from financing activities, which primarily consisted of borrowings under our ABL Credit Facility revolver and term loan. In addition, we paid $4.2 million of bank financing fees in connection with our July 1, 2011 amendment to our existing credit facility pursuant to which we entered into the ABL Credit Facility.

Dividends paid were $654 thousand and $653 thousand in the nine months ended September 30, 2011 and 2010, respectively. In November, 2011, our Board of Directors approved a regular quarterly dividend of $0.02 per share, which will be paid on December 15, 2011 to shareholders of record as of December 1, 2011. Regular dividend distributions in the future are subject to the availability of cash, the $2.5 million annual limitation on cash dividends under our ABL Credit Facility and continuing determination by our Board of Directors that the payment of dividends remains in the best interest of our shareholders.

Debt Arrangements

On July 1, 2011 the Company amended its existing asset-based revolving credit facility by entering into the ABL Credit Facility. The ABL Credit Facility provide for borrowings up to $335 million consisting of a revolving credit line of $265 million and a $70 million term-loan. Revolver borrowings are limited to the lesser of a borrowing base, comprised of eligible receivables and inventories, or $265 million in the aggregate. The ABL Credit Facility matures on July 1, 2016.

The ABL Credit Facility requires the Company to comply with various covenants, the most significant of which include: (i) until maturity of the ABL Credit Facility, if any commitments or obligations are outstanding and the Company’s availability is less than the greater of $20 million, 12.5% of the aggregate amount of revolver commitments, or 60% of the principal balance of the Term Loan then outstanding, then the Company must maintain a ratio of EBITDA minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.10 to 1.00 for the most recent twelve fiscal month period; (ii) limitations on dividend payments; (iii) restrictions on additional indebtedness; and (iv) limitations on investments and joint ventures. The Company has the option to borrow on its revolver based on the agent’s base rate plus a premium ranging from 0.50% to 1.00% or the London Interbank Offered Rate (LIBOR) plus a premium ranging from 2.00% to 2.5%. The term loan is based on the agent’s base rate plus a premium ranging from 1.00% to 1.50% or LIBOR plus a premium ranging from 2.50% to 3.00%.

As part of the CTI acquisition, the Company assumed approximately $5.9 million of Industrial Revenue Bond (IRB) indebtedness of CTI. The bond matures in April 2018 with the option to provide principal payments annually each April 1st. Interest is payable monthly, with a variable rate that resets weekly. As a security for payment of the IRB, the Company obtained a direct pay letter of credit issued by JPMorgan Chase Bank, N.A. The letter of credit reduces annually by the principal reduction amount.

As of September 30, 2011, $5.1 million of bank financing fees were included in “Prepaid expenses and other” and “Other long-term assets” on the accompanying Consolidated Balance Sheet. The financing fees are being amortized over the five year term of the amended credit facility.

As of September 30, 2011, the Company was in compliance with its covenants and had approximately $83 million of availability under the ABL Credit Facility.

We believe that funds available under our ABL Credit Facility and lease arrangement proceeds, together with funds generated from operations, will be sufficient to provide us with the liquidity necessary to fund anticipated working capital requirements, capital expenditure requirements and our dividend payments over at least the next 12 months. In the future, we may, as part of our business strategy, acquire companies in the same or complementary lines of business, or enter into and exit strategic alliances and joint ventures. Accordingly, the timing and size of our capital requirements are subject to change as business conditions warrant and opportunities arise.

Contractual obligations

(amounts in thousands)		Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	(a)	$282,121	$11,444	$33,919	$231,307	$5,451
Unrecognized tax positions	(b)	83	29	54	—	—
Other long-term liabilities	(c)	7,823	1,562	1,243	749	4,269
Capital leases	(d)	1,603	156	1,447	—	—
Operating leases	(d)	15,923	1,295	7,336	3,960	3,332

Total contractual obligations		$307,554	$14,486	$44,000	$236,016	$13,052

(a)	See Note 9 to the Consolidated Financial Statements. Includes debt balance and future interest obligations on debt at current interest rates.
(b)	Classification is based on expected settlement dates and the expiration of statutes of limitations.
(c)	Primarily consists of accrued bonuses, retirement liabilities and deferred compensation payable in future years.
(d)	See Note 15 to the Consolidated Financial Statements.

Critical Accounting Policies

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on the consolidated financial statements included in this Quarterly Report on Form 10-Q, which have been prepared in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements. We monitor and evaluate our estimates and assumptions, based on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.

We review our financial reporting and disclosure practices and accounting practices quarterly to ensure they provide accurate and transparent information relative to the current economic and business environment. The following critical accounting policies have been updated or added since our Annual

Report on Form 10-K for the year ended December 31, 2010 as a result of business conditions that occurred during 2011.

Inventory Valuation

Flat products inventories are stated at the lower of cost or market and include the costs of the purchased metal, internal and external processing and inbound freight. Cost of the Company’s flat product segment’s metal flat-rolled sheet, coil and plate products is determined using the specific identification method.

As a result of the acquisition of CTI, certain of the Company’s tubular metal products inventory is stated under the last-in, first-out, or LIFO, method, which is not in excess of market. At September 30, 2011, approximately $38.6 million, or 13.1% of consolidated inventory, was reported under the LIFO method of accounting. The cost of the remainder of CTI’s inventory is determined using a weighted average rolling first-in, first-out method.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired. We perform an annual impairment test of goodwill and indefinite-lived intangible assets on December 31, or more frequently if changes in circumstances or the occurrence of events indicate potential impairment. Events or changes in circumstances that could trigger an impairment review include significant nonperformance relative to the expected historical or projected future operating results, significant changes in the manner of the use of the acquired assets or the strategy for the overall business or significant negative industry or economic trends.

The fair value of each indefinite-lived intangible asset is compared to its carrying value and an impairment charge is recorded if the carrying value exceeds the fair value. Goodwill is tested by comparing the fair value of each reporting unit with its carrying value. If the carrying value of the reporting unit exceeds its fair value, the implied value of goodwill is compared to its carrying value and impairment is recognized to the extent that the carrying value exceeds the implied fair value.

We estimate the fair value of goodwill and other indefinite-lived intangible assets using a discounted cash flow methodology. Management’s assumptions used for the calculations are based on historical results, projected financial information and recent economic events. Actual results could differ from these estimates under different assumptions or conditions which could adversely affect the reported value of goodwill.

Long-Lived Assets

We evaluate the recoverability of long-lived assets and the related estimated remaining lives whenever events or circumstances indicate that the carrying value of its depreciable long-lived assets to be held and used may not be recoverable. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived asset, or grouping of assets, is compared to the carrying value to determine whether impairment exists. If an asset is determined to be impaired, a loss is recognized to the extent that carrying value exceeds fair value. Fair value is measured based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows.

Foreign Currency Transactions and Translation

Our operation in Monterrey, Mexico uses the Mexican peso as its functional currency. Assets and liabilities are translated at month-end exchange rates. Income and expense items are translated at the monthly average rates. Cumulative translation adjustments are recorded as a component of accumulated other comprehensive income (loss) in shareholder’s equity.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our principal raw materials are carbon, coated and stainless steel, and aluminum products that we typically purchase from multiple primary metal producers. The metal industry as a whole is cyclical and, at times, pricing and availability of metal can be volatile due to numerous factors beyond our control, including general domestic and international economic conditions, labor costs, sales levels, competition, levels of inventory held by other metals service centers, consolidation of metal producers, new global capacity by metal producers, higher raw material costs for the producers of metal, import duties and tariffs and currency exchange rates. This volatility can significantly affect the availability and cost of raw materials for us.

We, like many other metals service centers, maintain substantial inventories of metal to accommodate the short lead times and just-in-time delivery requirements of our customers. Accordingly, we purchase metal in an effort to maintain our inventory at levels that we believe to be appropriate to satisfy the anticipated needs of our customers based upon historic buying practices, supply agreements with customers and market conditions. Our commitments to purchase metal are generally at prevailing market prices in effect at the time we place our orders. We have no long-term, fixed-price metal purchase contracts. When metal prices increase, competitive conditions will influence how much of the price increase we can pass on to our customers. To the extent we are unable to pass on future price increases in our raw materials to our customers, the net sales and profitability of our business could be adversely affected. When metal prices decline, customer demands for lower prices and our competitors’ responses to those demands could result in lower sale prices and, consequently, lower margins and inventory lower of cost or market adjustments as we sell existing inventory. Significant or rapid declines in metal prices or reductions in sales volumes could adversely impact our ability to remain in compliance with certain financial covenants in our credit facility, as well as result in us incurring inventory or goodwill impairment charges. Changing metal prices therefore could significantly impact our net sales, gross margins, operating income and net income.

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

Approximately 10.0% of our consolidated net sales in the first nine months of 2011 were directly to automotive manufacturers or manufacturers of automotive components and parts. Historically, due to the concentration of customers in the automotive industry, our gross margins on these sales have generally been less than our margins on sales to customers in other industries.

Inflation generally affects us by increasing the cost of employee wages and benefits, transportation services, processing equipment, energy and borrowings under our credit facility. General inflation, excluding increases in the price of steel and increased distribution expense, has not had a material effect on our financial results during the past two years.

We are exposed to the impact of fluctuating metal prices and interest rate changes. During the first nine months of 2011, we entered into nickel swaps at the request of customers. While these derivatives are intended to be effective in helping us manage risk, they have not been designated as hedging instruments. For certain customers, we enter into contractual relationships that entitle us to pass-through the economic effect of trading positions that we take with other third parties on our customers’ behalf.

Our primary interest rate risk exposure results from variable rate debt. We have the option to enter into 30- to 180-day fixed base rate LIBOR loans under the ABL Credit Facility. The Company assumed an interest rate swap agreement on the $5.9 million of CTI IRB. The swap agreement matures April 2018, but may be reduced annually by the amount of the optional principal payments on the IRB. The Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap agreement. However, the Company does not anticipate nonperformance by the counterparties.

Item 4. Controls and Procedures

The evaluation required by Rule 13a-15 of the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on From 10-Q has been carried out under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. These disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in reports that are filed with or submitted to the SEC is: (i) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We acquired all of the outstanding common shares of CTI on July 1, 2011, and it represented 28.5% of our total assets as of September 30, 2011. As this acquisition occurred during the last 12 months, the scope of our assessment of the effectiveness of disclosure controls and procedures does not include CTI. This exclusion is in accordance with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from our scope in the year of acquisition. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2011, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during the third quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Items 1, 1A, 2, 3, 4 and 5 of this Part II are either inapplicable or are answered in the negative and are omitted pursuant to the instructions to Part II.

Item 6. Exhibits

Exhibit	Description of Document	Reference

4.22	Amended and Restated Loan and Security Agreement, dated as of July 1, 2011, by and among the Registrant, the financial institutions from time to time party thereto, Bank of America, N.A., as administrative agent, and the other agents from time to time party thereto.	Incorporated by reference to Exhibit 4.21 to Registrant’s Form 8-K filed with the Commission on July 8, 2011 (Commission File No. 0-23320).

10.32	Donald McNeely Employment Agreement effective as of July 1, 2011	Filed herewith

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLYMPIC STEEL, INC. (Registrant)

Date: November 7, 2011	By:	/s/ Michael D. Siegal
Michael D. Siegal
Chairman of the Board and Chief Executive Officer

	By:	/s/ Richard T. Marabito
Richard T. Marabito
Chief Financial Officer and Treasurer

(Principal Financial and Accounting Officer)