Form 10-K
period 2011-12-31
OLYMPIC STEEL INC
filed 2012-02-23
CIK 917470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Year Ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one:)

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filed	☐ (Do not check if a smaller reporting company)	Small reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2011, the aggregate market value of voting stock held by nonaffiliates of the registrant based on the closing price at which such stock was sold on the Nasdaq Global Select Market on such date approximated $252,169,450.

The number of shares of common stock outstanding as of February 23, 2012 was 10,905,365.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days of the close of its fiscal year ended December 31, 2011, portions of which document shall be deemed to be incorporated by reference in Part III of this Annual Report on Form 10-K from the date such document is filed.

PART I

ITEM 1.	BUSINESS

The Company

We are a leading metal service center that operates in two reportable segments: flat products and tubular and pipe products. We provide metal processing and distribution services for a wide range of customers. Our primary focus is on the direct sale and distribution of large volumes of processed carbon, coated, aluminum and stainless flat-rolled sheet, coil and plate products. Commencing with the July 1, 2011 acquisition of Chicago Tube and Iron Company, or (CTI), we also distribute metal tubing, pipe, bar, valves and fittings and fabricate pressure parts supplied to various industrial markets. We act as an intermediary between metal producers and manufacturers that require processed metal for their operations. We serve customers in metal consuming industries, including manufacturers and fabricators of transportation and material handling equipment, construction and farm machinery, storage tanks, environmental and energy generation equipment, automobiles, food service and electrical equipment, military vehicles and equipment, as well as general and plate fabricators and metals service centers. We distribute our products primarily through a direct sales force.

Segment reporting information is contained in Note 17 of Notes to Consolidated Financial Statements, which can be found in Part II, Item 8 of this Annual Report on Form 10-K and which is incorporated herein by reference.

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

Corporate History

Our company was founded in 1954 by the Siegal family as a general steel service center. Michael Siegal, the son of one of the founders, began his career with us in the early 1970s and has served as our Chief Executive Officer since 1984, and as our Chairman of the Board of Directors since 1994. David Wolfort, our President and Chief Operating Officer, joined us as General Manager in 1984. In the late 1980s, our business strategy changed from a focus on warehousing and distributing steel from a single facility with no major processing equipment to a focus on growth, geographic and customer diversity and value-added processing. An integral part of our growth has been the acquisition and start-up of processing and sales operations, and the investment in processing equipment. In 1994, we completed an initial public offering and, in 1996, we completed a follow-on offering of our common stock. In July 2011, we acquired CTI, a private leading distributor of tubing, pipe, bar, valves, and fittings.

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

We have focused on specific operating objectives including: (i) investing in automation and value-added processing equipment; (ii) managing inventory turnover; (iii) maintaining targeted cash turnover rates; (iv) investing in technology and business information systems; (v) improving safety awareness; and (vi) improving on-time delivery and quality performance for our customers.

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

We believe our depth of management, facilities, locations, processing capabilities, inventory, focus on safety, quality and customer service, extensive and experienced sales force, and the strength of our customer and supplier relationships provide a strong foundation for implementation of our strategy and achievement of our objectives. Certain elements of our strategy are set forth in more detail below.

Investment In Value-Added Processing Equipment. We have invested in processing and automation equipment to support customer demand and to respond to the growing trend among original equipment manufacturers (our customers) to outsource non-core production processes, such as plate processing, machining, welding and fabrication, in order to concentrate on engineering, design and assembly. When the results of sales and marketing efforts and our financial justifications indicate that there is sufficient customer demand for a particular product, process or service, we will purchase equipment to satisfy that demand. We also evaluate our existing equipment to ensure that it remains productive, and we upgrade, replace, redeploy or dispose of equipment when necessary.

Investments in automated laser cutters, welding lines, paint lines, precision machining equipment, blanking lines, shot blasters, plate processing equipment and customized temper mills with heavy gauge cut-to-length capabilities have allowed us to further increase our higher value-added processing services.

On July 1, 2011, we acquired all of the outstanding common shares of CTI. Our recently acquired subsidiary, CTI, is now part of our tubular and pipe products segment. CTI stocks, processes and fabricates metal tubing, pipe, bar, valves and fittings and pressure parts at nine operating facilities located primarily throughout the Midwestern United States. The acquisition of CTI enhances our commercial opportunities by adding new product offerings to an expanded customer base and by increasing our distribution footprint.

We continue to invest in growth initiatives. During 2011, we spent $39 million on capital expenditures as we embarked on several growth initiatives. In April 2011, we purchased a building on United States Steel Corporation’s, or U.S. Steel’s, Gary Works facility in Gary, Indiana, where we have located our new temper mill and cut-to-length line. The facility became operational at the end of December 2011. During the second quarter of 2011, we entered into lease agreements to lease warehouse facilities in Quincy, Washington; Kansas City, Missouri; and Roseville, Minnesota in order to expand our geographic footprint. In 2011, we also undertook our first international expansion as we began leasing a warehouse facility in Monterrey, Mexico for sheet and plate distribution to our customers in Mexico.

In July 2011, we entered into a lease-to-buy agreement for a facility in Streetsboro, Ohio for our specialty metals business. The facility in Streetsboro is expected to be operational in the second quarter of 2012. At the end of December 2011, we purchased a second building in Mt. Sterling, Kentucky as we have already outgrown the capacity of the facility we purchased in 2010. The second facility in Mt. Sterling is expected to become operational in the second quarter of 2012. In addition, during 2011, we added new sales offices in Miami, Florida and Houston, Texas. We also continued the implementation of our new business systems. These significant capital expenditures will allow us to further expand our processing and value-added services.

Sales And Marketing. We believe that our commitment to quality, service, just-in-time delivery and field sales personnel has enabled us to build and maintain strong customer relationships. We continuously analyze our customer base to ensure that strategic customers are properly targeted and serviced, while focusing our efforts to supply and service our larger customers on a national basis, where we successfully service multi-location customers from multi-location Olympic facilities. During 2011, we initiated a sales integration process with the sales forces of Olympic Steel and CTI to further service our customers with both flat and tubular and pipe products.

We offer business solutions to our customers through value-added and value-engineered services. We also provide inventory stocking programs and in-plant Olympic Steel employees located at certain customer locations to help reduce customers’ costs. We continue to expand our owned truck fleet to further enhance our just-in-time deliveries based on our customers’ requirements.

Our Fe program is a commitment to provide superior customer service while striving to exceed customer expectations. This program includes tracking actual on-time delivery and quality performance against objectives, and recognition of initiatives to improve efficiencies, streamline processes or reduce operating expenses at each operation.

We believe our sales force is among the largest and most experienced in the industry. Our sales force makes direct daily sales calls to customers throughout the continental United States and in Mexico. The continuous interaction between our sales force and active and prospective customers provides us with valuable market information and sales opportunities, including opportunities for outsourcing, improving customer service and increased sales.

Our sales efforts are further supported by metallurgical engineers, technical service personnel and product specialists who have specific expertise in carbon and stainless steel, aluminum, alloy plate and steel fabrication as well as tubular and pipe products. Since 2009, we have expanded our stainless steel and aluminum products and added sales personnel to grow sales in these areas. Our services for specific customers also include integration into our internal business systems to provide cost efficiencies for both us and our customers.

Management. We believe one of our strengths is the depth, knowledge and experience of our management team. In addition to our executive officers, members of our senior management team have a diversity of backgrounds within the metals industry, including management positions at metal producers and other metals service centers. They average 29 years of experience in the metals industry and 22 years with our companies.

Products, Processing Services and Quality Standards

We maintain a substantial inventory of carbon, stainless and aluminum coil, plate and sheet products, and tubular and pipe products. Coil is in the form of a continuous sheet, typically 36 to 96 inches wide, between 0.015 and 0.625 inches thick, and rolled into 10 to 30 ton coils. Because of the size and weight of these coils and the equipment required to move and process them into smaller sizes, such coils do not meet the requirements, without further processing, of most customers. Plate is typically thicker than coil and is processed by laser, plasma or oxygen burning.

Through our recently acquired subsidiary, CTI, we maintain an extensive inventory of round, square, and rectangular mechanical and structural tubing; hydraulic and stainless tubing; boiler tubing; carbon, stainless, and aluminum pipe; and valves and fittings. Overall, CTI maintains over 30,000 line items within its inventory. CTI provides a variety of value added services to its tube and pipe product line, including saw cutting, laser cutting, threading and grooving. CTI also fabricates boiler pressure components for the electric utility industry and other industrial applications.

Customer orders are entered or electronically transmitted into computerized order entry systems, and appropriate inventory is then selected and scheduled for processing in accordance with the customer’s specified delivery date. We attempt to maximize yield and equipment efficiency through the use of computer software and by combining customer orders for processing each coil, plate, tube or pipe to the fullest extent practicable.

Our services include both traditional service center processes of cutting-to-length, slitting, sawing and shearing and higher value-added processes of blanking, tempering, plate burning, laser cutting, precision machining, welding, fabricating, bending and painting to process metal to specified lengths, widths and shapes pursuant to specific customer orders. Cutting-to-length involves cutting metal along the width of the coil. Slitting involves cutting metal to specified widths along the length of the coil. Shearing is the process of cutting sheet metal. Blanking cuts the metal into specific shapes with close tolerances. Tempering improves the uniformity of the thickness and flatness of the metal through a cold rolling process. Plate burning is the process of cutting metal into specific shapes and sizes. Our machining activities include drilling, bending, milling, tapping, boring and sawing. Tube processing includes tube bending and end finishing. Our fabrication activities include additional machining, welding, assembly and painting of component parts.

The following table sets forth, as of December 31, 2011, the major pieces of processing equipment in operation by segment:

Processing Equipment	Flat Products	Tubular and Pipe Products	Total
Cutting-to-length	13	7	20
Slitting	8	—	8
Shearing	4	—	4
Blanking	5	—	5
Tempering	3	—	3
Plate processing	25	—	25
Laser processing	25	6	31
Machining	61	51	112
Painting	3	1	4
Tube processing	—	27	27
Shot blasting / grinding	14	4	18

Total	161	96	257

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

In addition, 21 of our 33 facilities have earned ISO 9001:2008 certifications. Our Detroit operation has earned Ford’s Q-1 quality rating and is also TS-16949 certified. CTI has earned The American Society of Mechanical Engineers S Certification and The National Board of Boiler & Pressure Vessel Inspectors R Certification. We have met the requirements for ISO 14001 (environmental management) in most of our facilities. Our office building in Winder, Georgia has received Leadership in Energy and Environmental Design certification.

Customers and Distribution

We have a diverse customer and geographic base, which helps to reduce the inherent risk and cyclicality of our business. Net sales to our top three customers, in the aggregate, approximated 11.4% and 13.1% of our consolidated net sales in 2011 and 2010, respectively. We serve customers in metal consuming industries, including manufacturers and fabricators of transportation and material handling equipment, construction and farm machinery, storage tanks, environmental and energy generation equipment, automobiles, food service and electrical equipment, military vehicles and equipment, as well as general and plate fabricators and metals service centers. Sales to automobile manufacturers and their suppliers, made principally by our Detroit operation, and sales to other metals service centers accounted for approximately 9.9% and 9.0%, respectively, of our consolidated net sales in 2011, and 12.3% and 10.7%, respectively, of our net sales in 2010.

While we ship products throughout the United States, most of our customers are located in the midwestern, eastern and southern regions of the United States. Most domestic customers are located within a 250-mile radius of one of our processing facilities, thus enabling an efficient delivery system capable of handling a high frequency of short lead time orders. We transport our products directly to customers via third-party trucking firms and our expanding in-house truck fleet, which further supports our just-in-time delivery requirements imposed by our customers. Products sold to foreign customers, which have been immaterial to our consolidated results, are shipped either directly from metal producers to the customer or to an intermediate processor, and then to the customer by rail, truck or ocean carrier. With the addition of our facility in Monterrey, Mexico in 2011 we are able to stock material and service our customers in that area with shorter lead times.

We process our metal to specific customer orders as well as for stocking programs. Many of our larger customers commit to purchase on a regular basis at agreed upon or indexed prices for periods ranging from three to twelve months. To help mitigate price volatility risks, these price commitments are generally matched with corresponding supply arrangements. Customers notify us of specific release dates as the processed products are required. Customers typically notify us of release dates anywhere from a just-in-time basis to one month before the release date. Therefore, we are required to carry sufficient inventory to meet the short lead time and just-in-time delivery requirements of our customers. CTI produces engineered products for the industrial boiler industry. Due to the time required for production, they enter into long-term construction contracts with their customers. For some of these long-term construction contracts we require progress payments throughout the construction period.

The current global economic environment has resulted in increased vendor scrutiny by our customers and potential customers. We believe our size, our strong financial position and our focus on quality and customer service are advantageous in maintaining our customer base and in securing new customers as the economy recovers.

Raw Materials

Our principal raw materials are carbon, coated and stainless steel and aluminum, pipe and tube, flat rolled sheet, coil and plate that we typically purchase from multiple primary metal producers. The metal industry as a whole is cyclical and at times pricing and availability of material can be volatile due to numerous factors beyond our control, including general domestic and global economic conditions, labor costs, sales levels, competition, consolidation of metal producers, fluctuations in the costs of raw materials necessary to produce metal, import duties and tariffs and currency exchange rates. This volatility can significantly affect the availability and cost of raw materials for us.

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

Suppliers

We concentrate on developing supply relationships with high-quality metal producers, using a coordinated effort to be the customer of choice for business critical suppliers. We employ sourcing strategies maximizing the quality, production and transportation economies of a global supply base. We are an important customer of flat-rolled coil and plate for many of our principal suppliers, but we are not dependent on any one supplier. We purchase in bulk from metal producers in quantities that are efficient for such producers. This enables us to maintain a continued source of supply at what we believe to be competitive prices. We believe the accessibility and proximity of our facilities to major domestic metal producers, combined with our long-standing and continuous prompt pay practices, will continue to be an important factor in maintaining strong relationships with metal suppliers. We purchase metal at regular intervals from a number of domestic and foreign producers.

In recent years, the metal producing supply base has experienced significant consolidation, with a few suppliers accounting for a majority of the domestic carbon steel market. Collectively, we purchased approximately 49% and 37% of our total metal requirements from our three largest suppliers in 2011 and 2010, respectively. Although we have no long-term supply commitments, we believe we have good relationships with each of our metal suppliers. If, in the future, we are unable to obtain sufficient amounts of metal on a timely basis, we may not be able to obtain metal from alternate sources at competitive prices. In addition, interruptions or reductions in our supply of metal could make it difficult to satisfy our customers’ just-in-time delivery requirements, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Competition

Our principal markets are highly competitive. We compete with other regional and national metals service centers, single location service centers and, to a certain degree, metal producers and intermediate metal processors on a regional basis. We have different competitors for each of our products and within each region. We compete on the basis of price, product selection and availability, customer service, value-added capabilities, quality, financial strength and geographic proximity. Certain of our competitors have greater financial and operating resources than we have.

With the exception of certain Canadian or Mexican operations, foreign-located metals service centers are generally not a material competitive factor in our principal domestic markets.

Management Information Systems

Information systems are an important component of our strategy. We have invested in technologies and human resources required in this area and expect to continue investment to provide the foundation for future growth. We currently maintain separate regional computer-based systems in the operation of our business and we depend on these systems to a significant degree, particularly for inventory management and order fulfillment. As noted in more detail below, we are in the process of implementing and consolidating information systems to replace our legacy systems.

Our information systems focus on the following core application areas:

Inventory Management. Our information systems track the status of inventories by location by product on a daily basis. This information is essential in allowing us to closely monitor and manage our inventory.

Differentiated Services To Customers. Our information systems allow us to provide value-added services to customers, including quality control and on-time delivery monitoring and reporting, just-in-time inventory management and shipping services, and electronic data interchange communications.

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

System and Process Enhancements. We have completed development of business system alternatives to replace our legacy information systems and have successfully implemented new systems at eleven of our locations and decommissioned one of our legacy systems as of December 31, 2011. We are proceeding to roll out new systems at our other divisions to take advantage of streamlined business processes, enhanced cost information and improved support capability. We are also expanding our system capabilities to support our growing value-added capabilities.

We continue to actively seek opportunities to utilize information technologies to reduce costs, improve services, and enhance information reporting within our organization and across the metal supply chain. This includes working with individual metal producers and customers, and participating in industry sponsored groups to develop information processing standards to benefit those in the supply chain.

We also continue to pursue business process improvements to standardize and streamline order fulfillment, improve efficiency and reduce costs. Our business systems analysts work with our ISO quality team to evaluate all opportunities that may yield savings and better service to our customers.

To provide continuous use of our systems and for security of our technology and information investments in case of physical emergency or threat, we have a secure, duplicate off-site computing facility. Our new ERP systems, accounting system, e-mail, internet and communications systems are currently duplicated at this site, with the migration of our other systems now in progress.

Employees

At December 31, 2011, we employed approximately 1,700 people. Approximately 376 of the hourly plant personnel at our Detroit, Michigan; Duluth, Minnesota; Indianapolis, Indiana; Locust, North Carolina; Milan, Illinois; Minneapolis, Minnesota; Romeoville, Illinois; and St. Paul, Minnesota facilities are represented by nine separate collective bargaining units. The collective bargaining agreements covering our Locust, Minneapolis plate and Detroit facilities’ workers expire on March 4, 2012, March 31, 2012, and August 31, 2012, respectively. Collective bargaining agreements covering our St. Paul, Romeoville and Milan facilities workers expire May 25, 2013, May 31, 2013 and August 12, 2013, respectively. The collective bargaining agreement covering our Duluth facility expires on December 21, 2014. The collective bargaining agreements covering our Minneapolis coil and Indianapolis facility workers expire September 30, 2015 and January 24, 2016, respectively. We have never experienced a work stoppage and we believe that our relationship with employees is good. However, any prolonged work stoppages by our personnel represented by collective bargaining units could have a material adverse impact on our business, financial condition, results of operations and cash flows.

Service Marks, Trade Names and Patents

We conduct our business under the name “Olympic Steel.” A provision of federal law grants exclusive rights to the word “Olympic” to the U.S. Olympic Committee. The U.S. Supreme Court has recognized, however, that certain users may be able to continue to use the word based on long-term and continuous use. We have used the name Olympic Steel since 1954, but are prevented from registering the name “Olympic” and from being qualified to do business as a foreign corporation under that name in certain states. In such states, we have registered under different names, including “Oly Steel” and “Olympia Steel.” Our wholly-owned subsidiary, Olympic Steel Lafayette, Inc., does business in certain states under the names “Olympic Steel Detroit,” “Lafayette Steel and Processing” and “Lafayette Steel.” Our North Carolina operation conducts business under the name “Olympic Steel North Carolina.” Our CTI North Carolina operation conducts business under the name “CTI Power.” Our operation in Monterrey, Mexico operates under the name “Metales de Olympic S. de.R.L. de C.V.”

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

Seasonality

Seasonal factors may cause demand fluctuations within the year which could impact our results of operations. However, due to our diverse customer and geographic base our operations have not shown any material seasonal trends. Typically, the first half of the year tends to be stronger than the second half of the year.

Effects of Inflation

Inflation generally affects us by increasing the cost of employee wages and benefits, transportation services, processing equipment, purchased metal, energy and borrowings under our credit facility. General inflation, excluding the increased price of metal and increased distribution and fuel expense, has not had a material effect on our financial results during the past three years.

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

In addition, our annual reports on Form 10-K, as well as our quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to all of the foregoing reports, are made available free of charge on or through the “Investor Relations” section of our website at www.olysteel.com as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC.

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

•

the ability to comply with the terms of our asset-based credit facility and to make the required term loan payments;the ability of our customers to honor their agreements related to derivative instruments;

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

•

the successes of our strategic efforts and initiatives to increase sales volumes, maintain or improve working capital turnover and free cash flows, improve inventory turnover and improve our customer service;

•	the timing and outcome of inventory lower of cost or market adjustments;

•	the adequacy of our existing information technology and business system software;

•	the successful implementation of our new information systems;

•	the timing and outcome of our joint venture’s efforts and ability to liquidate its remaining real estate;

•	our ability to pay regular quarterly cash dividends and the amounts and timing of any future dividends;

•	our ability to generate free cash flow through operations, reduce inventory and epay debt within anticipated time frames;

•

the recently enacted federal healthcare legislation’s impact on the healthcare benefits required to be provided by us and the impact of such legislation on our compensation and administrative costs; and

•

unanticipated developments that could occur with respect to contingencies such as litigation and environmental matters, including any developments that would require any increase in our costs for such contingencies.

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

Our principal raw materials are carbon, coated and stainless steel, and aluminum, pipe and tube, flat rolled sheet, coil and plate that we typically purchase from multiple primary metal producers. The metal industry as a whole is cyclical and, at times, pricing and availability of metal can be volatile due to numerous factors beyond our control, including general domestic and international economic conditions, labor costs, sales levels, competition, levels of inventory held by other metals service centers, consolidation of metal producers, higher raw material costs for the producers of metal, import duties and tariffs and currency exchange rates. This volatility can significantly affect the availability and cost of raw materials for us.

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

We sell our products in a variety of industries, including capital equipment manufacturers for industrial, agricultural and construction use, the automotive industry, the utilities industry, and manufacturers of fabricated metal products. Our largest category of customers is producers of industrial machinery and equipment. Numerous factors, such as general economic conditions, government stimulus or regulation, availability of adequate credit and financing, consumer confidence, significant business interruptions, labor shortages or work stoppages, energy prices, seasonality, customer inventory levels and other factors beyond our control, may cause significant demand fluctuations from one or more of these industries. Any decrease in demand within one or more of these industries may be significant and may last for a lengthy period of time. In periods of economic slowdown or recession in the United States and downturns in demand, excess customer or service center inventory or a decrease in the prices that we can realize from sales of our products to customers in any of these industries could result in lower sales, margins and profitability.

Approximately 9.9% of our 2011 consolidated sales were to automotive manufacturers or manufacturers of automotive components and parts, whom we refer to as automotive customers. Historically, due to the concentration of customers in the automotive industry, our gross margins on these sales have generally been less than our margins on sales to customers in other industries.

Customer and third-party credit constraints and credit losses could have a material adverse effect on our results of operations.

In climates of global financial and banking crises, decreased sales volume and consolidation among capital providers to the metal industry have impacted the ability of many of our customers and certain third party entities to obtain and/or maintain credit availability. In particular, certain customers that are highly leveraged represent an increased credit risk. Some customers have reduced their purchases because of these credit constraints. Moreover, our disciplined credit policies have, in some instances, resulted in lost sales. In recent years, we have experienced an increase in customer bankruptcies and could see further increases if credit availability becomes further constrained. Were we to lose sales or customers due to these actions, or if we have misjudged our credit estimations and they result in future credit losses, there could be a material adverse effect on business, financial condition, results of operations and cash flows. Continued difficulty in credit markets could reduce our customers’ abilities to obtain the liquidity necessary to participate in a recovering market.

Our success is dependent upon our relationships with certain key customers.

We have derived and expect to continue to derive a significant portion of our revenues from a relatively limited number of customers. Collectively, our top three customers accounted for approximately 11.4% and 13.2% of our consolidated revenues in 2011 and 2010, respectively. Many of our larger customers commit to purchase on a regular basis at agreed upon prices over periods from three to twelve months. We generally do not have long-term contracts with our customers. As a result, the relationship, as well as particular orders, can generally be terminated with relatively little advance notice. The loss of any one of our major customers or decrease in demand by those customers or credit constraints placed on them could have a material adverse effect on our business, financial condition and results of operations.

Our ability to successfully integrate CTI into our business and to achieve the expected results of the acquisition could adversely impact our business and results of operations.

During 2011, we initiated several projects in order to integrate CTI into our business. We have embarked on a sales integration process with the sales forces of Olympic Steel and CTI to further service our customer with both flat and tubular and pipe products. Although the projects have been successful so far, we can provide no assurance that the continued integration will be successful.

We are dependent on CTI’s management team and the management team at Olympic Steel for the integration process. We are also dependent on CTI’s relationships with their customers and suppliers. A loss of any member of the management teams or any customers or suppliers could prevent us from achieving the expected results of the acquisition which could adversely impact our business and results of operations.

The integration of our new facility startups and the installation of new processing equipment at our existing locations require significant use of capital, management and employee time. Any deviation from the plan can jeopardize the timeframe and to achievement of expected results and could impact our results of operations.

We are in the process of integrating several new facilities in the United States and one facility in Mexico into our current operations. We are also in the process of installing new processing equipment at our existing locations. Risks associated with the integration and installations include, but are not limited to:

•	a significant deployment of capital and a significant use of management and employee time;

•	equipment installation delays or malfunctions;

•	the possibility that the equipment vendors may not be able to complete the project as planned;

•	the possibility that the timelines, costs or complexities related to the integration and installations will be greater than expected; and

•	the possibility that disruptions from the integration and installations may make it difficult for us to maintain relationships with our respective customers, employees or suppliers;

Although we have successfully integrated new facilities and installed new processing equipment in the past, we can provide no assurance that the current integrations and installations will be successful, will occur as planned and without disruption to operations, or achieve expected results. Difficulties associated with the integration of new facilities and installations of new processing equipment could adversely affect our business, our customer service, our results of operations and our cash flows.

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

We are in the process of implementing new information systems and consolidating our legacy operating systems into the new systems. The objective is to standardize and streamline business processes and improve support for our growing service center and fabrication business. Risks associated with the phased implementation include, but are not limited to:

•	a significant deployment of capital and a significant use of management and employee time;

•	the possibility that the software vendors may not be able to complete the project as planned;

•	the possibility that the timelines, costs or complexities related to the new system implementations will be greater than expected;

•	the possibility that the software, once fully implemented, does not work as planned;

•	the possibility that benefits from the new systems may be less or take longer to realize than expected;

•	the possibility that disruptions from the implementation may make it difficult for us to maintain relationships with our respective customers, employees or suppliers; and

•	limitations on the availability and adequacy of proprietary software or consulting, training and project management services, as well as our ability to retain key personnel assigned to the project.

Although we successfully initiated use of the new system at eleven of our locations, we can provide no assurance that the rollout to the remaining locations will be successful or will occur as planned and without disruption to operations. Difficulties associated with the design and implementation of new information systems could adversely affect our business, our customer service, our results of operations and our cash flows.

The failure of our key computer-based systems could have a material adverse effect on our business.

Until our new systems implementations are completed, we maintain separate regional computer-based systems in the operation of our business and we depend on these systems to a significant degree, particularly for inventory management. These systems are vulnerable to, among other things, damage or interruption from fire, flood, tornado and other natural disasters, power loss, computer system and network failures, operator negligence, physical and electronic loss of data or security breaches and computer viruses. Although we have secure back-up systems off-site, the destruction or failure of any one of our computer-based systems for any significant period of time could materially adversely affect our business, financial condition, results of operations and cash flows.

Risks associated with our growth strategy may adversely impact our ability to sustain our growth.

Historically, we have grown internally by increasing sales and services to our existing customers, aggressively pursuing new customers and services, building or purchasing new facilities and acquiring and upgrading processing equipment in order to expand the range of customer services that we offer. In addition, we have grown through external expansion through the acquisition of other service centers and related businesses. We intend to actively pursue our growth strategy in the future.

We have recently commenced a number of expansion projects and completed an acquisition. These, or future expansion or construction projects, could have adverse effects on our results of operations due to the impact of the associated start-up costs and the potential for underutilization in the start-up phase of a facility. While we are pursuing potential acquisition targets, we are unable to predict whether or when any prospective acquisition candidate will become available or the likelihood that any acquisition will be completed. Moreover, in pursuing acquisition opportunities, we may compete for acquisition targets with other companies with similar growth strategies that may be larger and have greater financial and other resources than we have. Competition among potential acquirers could result in increased prices for acquisition targets. As a result, we may not be able to consummate acquisitions on satisfactory terms to us, or at all.

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

On July 1, 2011, we amended the loan agreement in order to fund our acquisition of CTI. We expect to finance our future and in-process growth initiatives through borrowings governing our credit facility which matures on June 30, 2016. However, our credit facility may not be sufficient or available to finance our growth initiatives, and we may have to find additional sources of financing. It may be difficult for us in the future to obtain the necessary funds and liquidity to run and expand our business.

Additionally, if we incur substantial additional debt, including under our credit facility, our leverage could increase as could the risks associated with such leverage. A high degree of leverage could have important consequences to us. For example, it could:

•	increase our vulnerability to adverse economic and industry conditions;

•

require us to dedicate a substantial portion of cash from operations to the payment of debt service, thereby reducing the availability of cash to fund working capital, capital expenditures, dividends and other general corporate purposes;

•	limit our ability to obtain additional financing for working capital, capital expenditures, general corporate purposes or acquisitions;

•	place us at a disadvantage compared to our competitors that are less leveraged; and

•	increase our costs and limit our flexibility in planning for, or reacting to, changes in our business.

We depend on our senior management team and the loss of any member could prevent us from implementing our business strategy.

Our success is dependent upon the management and leadership skills of our senior management team. We have employment agreements, which include non-competition provisions, with our Chief Executive Officer, our Chief Operating Officer, the President of our recently acquired subsidiary, CTI, and our Chief Financial Officer that expire on January 1, 2013, January 1, 2016, July 1, 2016 and January 1, 2017, respectively. The loss of any member of our senior management team or the failure to attract and retain additional qualified personnel could prevent us from implementing our business strategy and continuing to grow our business at a rate necessary to maintain future profitability.

Labor disruptions at any of our facilities or those of major customers could adversely affect our business, results of operations and financial condition.

At December 31, 2011, we employed approximately 1,700 people. Approximately 376 of the hourly plant personnel at our Detroit, Michigan; Duluth, Minnesota; Indianapolis, Indiana; Locust, North Carolina; Milan, Illinois; Minneapolis, Minnesota; Romeoville, Illinois; and St. Paul, Minnesota facilities are represented by nine separate collective bargaining units. The collective bargaining agreements covering our Locust, Minneapolis plate and Detroit facilities’ workers expire on March 4, 2012, March 31, 2012, and August 31, 2012, respectively. Collective bargaining agreements covering our St. Paul, Romeoville and Milan facilities workers expire May 25, 2013, May 31, 2013 and August 12, 2013, respectively. The collective bargaining agreement covering our Duluth facility expires on December 21, 2014. The collective bargaining agreements covering our Minneapolis coil and Indianapolis facility workers expire September 30, 2015 and January 24, 2016, respectively. Any prolonged work stoppages by our personnel represented by collective bargaining units could have a material adverse impact on our business, financial condition, results of operations and cash flows.

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

In recent years, the metal producing supply base has experienced significant consolidation with a few domestic producers accounting for a majority of the domestic metal market. Collectively, we purchased approximately 49% and 37% of our total metal requirements from our three largest suppliers in 2011 and 2010, respectively. The number of available suppliers could be reduced in the future by factors such as further industry consolidation or bankruptcies affecting metal suppliers. Additionally, fewer available suppliers increases the risk of supply disruption through both scheduled and unscheduled mill outages. Supply disruption risk has been further increased by the planned reductions of metal production in the United States that have taken place since 2009 and the historically low levels of inventory held at metals service centers. We have no long-term supply commitments with our metal suppliers. If, in the future, we are unable to obtain sufficient amounts of metal on a timely basis, we may not be able to obtain metal from alternate sources at competitive prices. In addition, interruptions or reductions in our supply of metal could make it difficult to satisfy our customers’ just-in-time delivery requirements, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Conversely, the addition of new mill sources, which could lead to increased domestic supply, could lead to a decrease in steel prices.

We may not be able to retain or expand our customer base if the U.S. manufacturing industry continues to erode or if the U.S. dollar strengthens.

Our customer base primarily includes manufacturing and industrial firms in the United States, some of which are, or have considered, relocating production operations outside the United States or outsourcing particular functions outside the United States. Some customers have closed because they were unable to compete successfully with foreign competitors. Our facilities are primarily located in the United States and, therefore, to the extent that our customers relocate or move operations where we do not have a presence, we could lose their business.

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

If our energy costs increase disproportionately to our revenues, our earnings could be reduced. We use energy to process and transport our products. Our operating costs increase if energy costs, including electricity, diesel fuel and natural gas, rise. During periods of higher energy costs, we may not be able to recover our operating cost increases through price increases without reducing demand for our products. In addition, we generally do not hedge our exposure to higher prices via energy futures contracts. Increases in energy and fuel prices will increase our operating costs and may reduce our profitability if we are unable to pass all of the increases on to our customers.

We are subject to significant environmental, health and safety laws and regulations and related compliance expenditures and liabilities.

Our businesses are subject to many federal, state and local environmental, health and safety laws and regulations, particularly with respect to the use, handling, treatment, and disposal of substances and wastes used or generated in our manufacturing processes. We have incurred and expect to continue to incur expenditures to comply with applicable environmental laws and regulations. Our failure to comply with applicable environmental laws and regulations and permit requirements could result in civil or criminal fines or penalties or enforcement actions, including regulatory or judicial orders enjoining or curtailing operations or requiring corrective measures, installation of pollution control equipment or remedial actions.

We may in the future be required to incur costs relating to the investigation or remediation of property, and for addressing environmental conditions. Some environmental laws and regulations impose liability and responsibility on present and former owners, operators or users of facilities and sites for contamination at such facilities and sites without regard to causation or knowledge of contamination. Consequently, we cannot assure you that existing or future circumstances, the development of new facts or the failure of third parties to address contamination at current or former facilities or properties will not require significant expenditures by us.

We expect to continue to be subject to environmental and health and safety laws and regulations. It is difficult to predict the future interpretation and development of environmental and health and safety laws and regulations or their impact on our future earnings and operations. We anticipate that compliance will continue to require increased capital expenditures and operating costs. Any increase in these costs, or unanticipated liabilities arising for example out of discovery of previously unknown conditions or more aggressive enforcement actions, could adversely affect our results of operations, and have a material adverse effect on our financial condition.

Risks Related to Our Common Stock

The market price for our common stock may be volatile.

Historically, there has been volatility in the market price for our common stock. Furthermore, the market price of our common stock could fluctuate substantially in the future in response to a number of factors, including, but not limited to, the risk factors described herein. Examples include:

•	changes in commodity prices, especially metals;

•	announcement of our quarterly operating results or the operating results of other metals service centers;

•	changes in financial estimates or recommendations by stock market analysts regarding us or our competitors;

•	the operating and stock performance of other companies that investors may deem comparable;

•	developments affecting us, our customers or our suppliers;

•	press releases, earnings releases or publicity relating to us or our competitors or relating to trends in the metals service center industry;

•	inability to meet securities analysts’ and investors’ quarterly or annual estimates or targets of our performance;

•	sales of our common stock by large shareholders;

•	general domestic or international economic, market and political conditions;

•	changes in the legal or regulatory environment affecting our business; and

•	announcements by us or our competitors of significant acquisitions, dispositions or joint ventures, or other material events impacting the domestic or global metal industry.

In the past, the stock market has experienced significant price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to their specific operating performance. These broad market fluctuations may materially adversely affect our stock price, regardless of our operating results.

These factors may adversely affect the trading price of our common stock, regardless of actual operating performance. In addition, stock markets from time to time experience extreme price and volume fluctuations that may be unrelated or disproportionate to the operating performance of companies. In the past, some shareholders have brought securities class action lawsuits against companies following periods of volatility in the market price of their securities. We may in the future be the target of similar litigation. Securities litigation, regardless of whether our defense is ultimately successful, could result in substantial costs and divert management’s attention and resources.

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

Michael D. Siegal, our Chief Executive Officer and Chairman of the Board and one of our largest shareholders, owned approximately 11.6% of our outstanding common stock as of December 31, 2011. Mr. Siegal may have the ability to significantly influence matters requiring shareholder approval. In deciding how to vote on such matters, Mr. Siegal may be influenced by interests that conflict with yours.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We believe that our properties are strategically situated relative to our domestic suppliers, our customers and each other, allowing us to support customers from multiple locations. This permits us to provide inventory and processing services, which are available at one operation but not another. Product is shipped from the most advantageous facility, regardless of where the customer order is taken. The facilities are located in the hubs of major metal consumption markets, and within a 250-mile radius of most of our customers, a distance approximating the one-day driving and delivery limit for truck shipments. The following table sets forth certain information concerning our principal properties within our flat products and tubular and pipe products segments:

Flat Products Segment Facilities

Operation	Location	Square Feet	Function	Owned or Leased

Cleveland	Bedford Heights, Ohio (1)	127,000	Corporate headquarters, coil processing and distribution center	Owned

	Bedford Heights, Ohio (1)	121,500	Coil and plate processing, distribution center and offices	Owned

	Bedford Heights, Ohio (1)	59,500	Plate processing, distribution center and offices	Leased (2)

	Dover, Ohio	62,000	Plate processing, fabrication and distribution center	Owned

Minneapolis	Plymouth, Minnesota	196,800	Coil and plate processing, distribution center and offices	Owned

	Plymouth, Minnesota	112,200	Plate processing, fabrication, distribution center and offices	Owned

	Roseville, Minnesota	57,000	Distribution center	Leased (3)

Chambersburg	Chambersburg, Pennsylvania	157,000	Plate processing, distribution center and offices	Owned

	Chambersburg, Pennsylvania	150,000	Plate processing, fabrication, distribution and offices	Owned

Iowa	Bettendorf, Iowa	244,000	Coil and plate processing, fabrication, distribution center and offices	Owned

	Kansas City, Missouri	43,000	Distribution center and offices	Leased (4)

Winder	Winder, Georgia	285,000	Coil and plate processing, distribution center and offices	Owned

Detroit	Detroit, Michigan	256,000	Coil processing, distribution center and offices	Owned

Kentucky	Mt. Sterling, Kentucky	100,000	Plate processing and distribution center	Owned

	Mt. Sterling, Kentucky (5)	107,000	Distribution center	Owned

Gary	Gary, Indiana	183,000	Coil processing, distribution center and offices	Owned

Connecticut	Milford, Connecticut	134,000	Coil processing, distribution center and offices	Owned

Chicago	Schaumburg, Illinois	80,500	Coil and sheet processing, distribution center and offices	Owned

North Carolina	Siler City, North Carolina	74,000	Plate processing, fabrication, distribution center and offices	Owned

Streetsboro	Streetsboro, Ohio	66,200	Coil and sheet processing, distribution center and offices	Leased (6)

Washington	Moses Lake, Washington	25,000	Distribution center	Leased (7)

Mexico	Monterrey, Mexico	15,000	Distribution center	Leased (8)

Footnotes related to the table above are located on the next page.

(1)	The Bedford Heights facilities are all adjacent properties.
(2)	This facility is leased month-to-month from a related party pursuant to the terms of a triple net lease for $16,275 per month.
(3)	The lease on this facility expires on November 30, 2016, with renewal options.
(4)	This lease on this facility expires on August 31, 2014, with an option to purchase.
(5)	Expected to become operational in the first quarter of 2012.
(6)	This facility is subject to a lease to buy agreement, and is expected to become operational in the second quarter of 2012.
(7)	The Moses Lake location is comprised of three different facilities. The leases on these facilities expire on November 30, 2012 and February 28, 2013, with annual renewal options.
(8)	The lease on this facility expires on June 1, 2012, with an annual renewal option.

In addition to the facilities listed above, we have sales offices located in Media, Pennsylvania; Solon, Ohio; Jacksonville, Florida; Miami, Florida, Houston, Texas, and Monterrey, Mexico. All of the properties listed in the table as owned are subject to mortgages securing borrowings under our credit facility. Management believes we will be able to accommodate our capacity needs for the immediate future at our existing facilities.

Tubular and Pipe Products Segment Locations

Operation	Location	Square Feet	Function	Owned or Lease

Chicago	Romeoville, Illinois	363,000	Corporate offices, fabrication, and distribution center	Owned

Charlotte	Locust, North Carolina	127,600	Fabrication and offices	Owned

Fond du Lac	Fond du Lac, Wisconsin	117,000	Distribution center and offices	Owned

St. Paul	St. Paul, Minnesota	100,000	Distribution center and offices	Owned

Indianapolis	Indianapolis, Indiana	79,000	Distribution center and offices	Owned

Quad Cities	Milan, Illinois	57,600	Distribution center and offices	Owned

Des Moines	Ankeny, Iowa	50,000	Distribution center and offices	Owned

Duluth	Duluth, Minnesota	32,400	Distribution center and offices	Leased (1)

Owatonna Cutting	Owatonna, Minnesota	23,000	Production cutting center	Owned

(1)	The lease on this facility expires on November 30, 2012.

ITEM 3.	LEGAL PROCEEDINGS

We are party to various legal actions that we believe are ordinary in nature and incidental to the operation of our business. In the opinion of management, the outcome of the proceedings to which we are currently a party will not have a material adverse effect upon our results of operations, financial condition or cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

This information is included in this Annual Report on Form 10-K pursuant to Instruction 3 of Item 401(b) of Regulation S-K. The following is a list of our executive officers and a brief description of their business experience. Each executive officer will hold office until his successor is chosen and qualified.

Michael D. Siegal, age 59, has served as our Chief Executive Officer since 1984, and as Chairman of our Board of Directors since 1994. From 1984 until January 2001, he also served as our President. He has been employed by us in a variety of capacities since 1974. Mr. Siegal is a member of the Board of Directors and Executive Committee of the Metals Service Center Institute. He serves as the Board Chair of the Jewish Federation of Cleveland. He also serves on the board of directors of the American Jewish Joint Distribution Committee, the Jewish Federations of North America, the Cleveland Rock and Roll, Inc. (Rock and Roll Hall of Fame and Museum), University Hospitals of Cleveland dba University Hospitals Case Medical Center,(UHCMC) and Rainbow Babies and Children’s Hospital Committee of the Board of Directors of University Hospitals of Cleveland, dba University Hospitals Case Medical Center (UHCMC), Mr. Siegal is a Member of the President’s Advisory Committee of University Hospitals of Cleveland dba University Hospitals Case Medical Center (UHCMC), and a Member of the Investment Committee of the Board of Directors of University Hospitals Health System, Inc., dba University Hospitals.

David A. Wolfort, age 59, has served as our President since January 2001 and Chief Operating Officer since 1995. He has been a director since 1987. He previously served as Vice President Commercial from 1987 to 1995, after having joined us in 1984 as General Manager. Prior thereto, he spent eight years with a primary steel producer in a variety of sales assignments. Mr. Wolfort is a director of the Metals Service Center Institute and previously served as Chairman of its Political Action Committee and Governmental Affairs Committee. He is a member of the Northern Ohio Regional Board of the Anti-Defamation League and a member of the Board of the Musical Arts Association (Cleveland Orchestra). Mr. Wolfort is a trustee of Ohio University and serves as the Chairman of its Audit Committee. He also serves as a member of the United States International Trade Committee for Steel (ITAC).

Richard T. Marabito, age 48, serves as our Chief Financial Officer and Treasurer. He joined us in 1994 as Corporate Controller and served in this capacity until being named Chief Financial Officer in March 2000. He also served as Treasurer from 1994 through 2002 and again since 2010. Prior to joining us, Mr. Marabito served as Corporate Controller for a publicly traded wholesale distribution company and was employed by a national accounting firm in its audit department. Mr. Marabito served as a board member and Audit Committee Chairman for Hawk Corporation (ASE: HWK) from 2008 until Hawk was sold in November 2010, and is a board and finance committee member of the Make-A-Wish Foundation of Northeast Ohio. He also serves on the Board of Trustees and as Treasurer for Hawken School in Cleveland, Ohio. From 2005 through 2008, he was a director of the Metals Service Center Institute and Chairman of its Foundation for Education and Research.

Richard A. Manson, age 43, has served as our Vice President of Human Resources and Administration since April 2010 and has been employed by us since 1996. From January 2003 through March 2010, he served as our Treasurer. From 1996 through 2002, he served as Director of Taxes and Risk Management. Prior to joining us, Mr. Manson was employed for seven years by a national accounting firm in its tax department. Mr. Manson is a member of the Society of Human Resource Management and the Northeast Ohio Human Resource Planning Society. He is also a member of the Cuyahoga Valley Career Center Adult Education Advisory Board and the Finance Committee of the West Side Catholic Center. Mr. Manson is a certified public accountant and member of the Ohio Society of Certified Public Accountants and the American Institute of Certified Public Accountants.

Esther M. Potash, age 60, has served as our Chief Information Officer since April 2007 and has been employed by us since 1998. From March 2005 through March 2007 she served as our Director of Strategic Initiatives. Prior to joining us, Ms. Potash spent 13 years as a management consultant with a public accounting firm and six years as an analyst with the United States Navy. Ms. Potash is a member of the Association of Women in the Metal Industries and is a member of the Board of Trustees of the Cleveland Alzheimer’s Association and the Board of Trustees for the Great Lakes Science Center.

Donald McNeeley, age 57, has served as the President and CEO of CTI, a wholly owned subsidiary of Olympic Steel, Inc. since the acquisition on July 1, 2011. He joined CTI in 1972 and has held several operational and executive positions within the company. After serving as CTI’s Vice President of Operations and subsequently Executive Vice President, in 1990 Dr. McNeeley was appointed President and Chief Operating Officer. He is a former Chairman of the Metals Service Center Institute. Dr. McNeeley is an adjunct professor at Northwestern University where he teaches in the graduate engineering program. He serves on the board of directors of Saulsbury Industries in Odessa, Texas, where he chairs the Audit Committee; Dr. McNeeley also serves on the board of directors of Vail Rubber Industries in St. Joseph, Michigan.; and is a former director of The Committee for Monetary Research in Greenwich, Connecticut.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock trades on the Nasdaq Global Select Market under the symbol “ZEUS.” The following table sets forth, for each quarter in the two-year period ended December 31, 2011, the high and low sales prices of our common stock as reported by the Nasdaq Global Select Market:

	2011		2010
	High	Low	High	Low
First quarter	$33.21	$25.97	$36.25	$26.69
Second quarter	35.00	24.76	36.75	22.89
Third quarter	29.21	15.82	26.41	20.18
Fourth quarter	25.94	14.58	29.05	20.91

Holders of Record

On February 1, 2012, we estimate there were approximately 62 holders of record and 3,676 beneficial holders of our common stock.

Dividends

During 2011, our Board of Directors approved regular quarterly dividends of $0.02 per share that were paid on March 15, 2011, June 15, 2011, September 15, 2011 and December 15, 2011.

During 2010, our Board of Directors approved regular quarterly dividends of $0.02 per share that were paid on March 15, 2010, June 15, 2010, September 15, 2010 and December 15, 2010.

We expect to make regular quarterly dividend distributions in the future, subject to the continuing determination by our Board of Directors that the dividend remains in the best interest of our shareholders. The agreement governing our credit facility restricts the amount of dividends that we can pay to $2.5 million annually. Any determinations by the Board of Directors to pay cash dividends in the future will take into account various factors, including our financial condition, results of operations, current and anticipated cash needs, plans for expansion and restrictions under our credit agreement and any agreements governing our future debt. We cannot assure you that dividends will be paid in the future or that, if paid, the dividends will be at the same amount or frequency.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended December 31, 2011.

Recent Sales of Unregistered Securities

We did not have any unregistered sales of equity securities during the quarter ended December 31, 2011.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected financial and other data of the Company for each of the five years in the period ended December 31, 2011. The data presented should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

	For the Years Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except per share data)

Income Statement Data:

Net sales	$1,261,872	$805,043	$523,395	$1,227,245	$1,028,963
Gross profit (a)	253,410	154,645	21,261	296,639	201,675
Operating expenses (b)	208,942	148,543	118,588	187,393	158,351
Operating income (loss)	44,468	6,102	(97,327)	109,246	43,324
Interest and other expense on debt	5,953	2,305	2,217	1,148	2,819
Income (loss) before income taxes	37,485	3,797	(99,544)	108,098	40,505
Net income (loss)	$24,970	$2,132	($61,228)	$67,702	$25,270

Earnings (Loss) Per Share Data:

Basic (c)	$2.28	$0.20	($5.62)	$6.24	$2.38
Diluted	2.28	0.20	(5.62)	6.21	2.35
Weighted average shares - basic	10,937	10,905	10,887	10,847	10,628
Weighted average shares - diluted	10,951	10,918	10,887	10,895	10,763
Dividends declared (d)	$0.08	$0.08	$0.11	$1.18	$0.14

Balance Sheet Data (end of period):

Current assets	$420,859	$298,809	$214,617	$348,480	$283,388
Current liabilities	139,575	102,625	66,254	95,280	92,290
Working capital	281,284	196,184	148,363	253,200	191,098
Total assets	707,499	429,438	338,294	474,247	386,083
Total debt	244,123	55,235	—	40,198	16,707
Shareholders’ equity	$286,576	$261,638	$259,612	$322,958	$263,520

The data in the table above only includes CTI information since the acquisition on July 1, 2011.

(a)	Gross profit is calculated as net sales less the cost of materials sold (and the inventory lower of cost or market adjustment in 2009).
(b)	Operating expenses are calculated as total costs and expenses less the cost of materials sold (and the inventory lower of cost or market adjustment in 2009).
(c)	Calculated by dividing net income (loss) by weighted average shares outstanding.
(d)	2008 dividends declared include $1.00 per share special dividend.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed under Item 1A, Risk Factors in this Annual Report on Form 10-K. The following section is qualified in its entirety by the more detailed information, including our financial statements and the notes thereto, which appears elsewhere in this Annual Report.

Overview

We are a leading metals service center that operates in two reportable segments; flat products and tubular and pipe products. We provide metal processing and distribution services for a wide range of customers. Our primary focus is on the direct sale and distribution of large volumes of processed carbon, coated, aluminum and stainless flat-rolled sheet, coil and plate products. Commencing with the July 1, 2011 acquisition of Chicago Tube and Iron Company (CTI), we also distribute metal tubing, pipe, bar, valves and fittings and fabricate pressure parts supplied to various industrial markets. Products that require more value-added processing generally have a greater gross profit and higher margins. Accordingly, our overall gross profit is affected by, among other things, product mix, the amount of processing performed, the demand for and availability of metal, volatility in selling prices and material purchase costs. We also perform toll processing of customer-owned metal. We sell certain products internationally, primarily in Puerto Rico and Mexico. International sales have been immaterial to our consolidated financial results.

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

Chicago Tube and Iron Company Acquisition

On July 1, 2011, we acquired all of the outstanding common shares of CTI, pursuant to the terms of an Agreement and Plan of Merger dated May 18, 2011. CTI stocks, processes and fabricates metal tubing, pipe, bar, valves and fittings and pressure parts at nine operating facilities located primarily throughout the Midwestern United States. The acquisition of CTI enhances our commercial opportunities by adding new product offerings to an expanded customer base and by increasing our distribution footprint.

We paid total cash consideration of $159.9 million for CTI, consisting of a base purchase price of $150 million, plus the closing cash, working capital and McNeeley purchase agreement payments totaling approximately $9.9 million. In addition, we assumed approximately $5.9 million of indebtedness and acquired $11.1 million of cash from CTI. We funded our acquisition of CTI primarily with borrowings under our $335 million Amended and Restated Loan and Security Agreement dated July 1, 2011 (ABL Credit Facility). The five-year ABL Credit Facility includes a $265 million revolving credit facility and a $70 million term loan.

During 2011, we incurred $919 thousand of direct acquisition-related costs in connection with the acquisition of CTI, which are included in “Administrative and general” expense in the Consolidated Statement of Operations for the year ended December 31, 2011.

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

The flat products segment has 23 strategically-located processing and distribution facilities in the United States and one in Monterrey, Mexico. This geographic footprint allows us to focus on regional customers and larger national and multi-national accounts, primarily located throughout the midwestern, eastern and southern United States. In April 2011, we purchased a building on U.S. Steel’s Gary Works facility in Gary, Indiana, where we have located our new temper mill and cut-to-length line. The facility became operational at the end of December 2011. In July 2011, we entered into a lease to buy agreement for a facility in Streetsboro, Ohio for our specialty metals business. The facility in Streetsboro is expected to be operational in the second quarter of 2012. At the end of December 2011, we purchased a second building in Mt. Sterling, Kentucky as we have already outgrown the facility we purchased in 2010. The facility in Mt. Sterling is expected to become operational in the first quarter of 2012.

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

Results of Operations

The following table sets forth certain consolidated income statement data for the years ended December 31, 2011, 2010 and 2009 (dollars shown in thousands):

	2011		2010		2009
	$	% of net sales	$	% of net sales	$	% of net sales
Net sales	1,261,872	100.0	805,043	100.0	523,395	100.0

Gross profit (a)	253,410	20.1	154,645	19.2	21,261	4.1

Operating expenses (b)	208,942	16.6	148,543	18.5	118,588	22.7

Operating income (loss)	44,468	3.5	6,102	0.8	(97,327)	(18.6)

(a)	Gross profit is calculated as net sales less the cost of materials sold (which includes $81,063 of inventory lower of cost or market adjustments in 2009).
(b)	Operating expenses are calculated as total costs and expenses less the cost of materials sold.

2011 Compared to 2010

Net sales increased 56.7% to $1.3 billion in 2011 from $805 million in 2010. The increase in sales for the year ended December 31, 2011 was due to increased sales volume and increased pricing in the flat products segment, and the July 1, 2011 acquisition of CTI. CTI sales from July 1, 2011 are included in our 2011 net sales, and totaled $118.2 million, accounting for 25.9% of the sales increase. We expect our sales to increase in 2012, as the economy continues to recover, expected strengthening customer demand, increased capacity with our new locations and processing equipment, and we will have a full year of CTI sales in our results for 2012. We expect metal prices in the first quarter of 2012 to be higher than fourth quarter of 2011, but lower than first quarter of 2011.

As a percentage of net sales, gross profit (as defined in footnote (a) in the table above) increased to 20.1% in 2011 from 19.2% in 2010. The increase in gross margin during 2011 was primarily due to the acquisition of CTI as their tubular and pipe products have higher gross margins than our traditional flat products.

Operating expenses in 2011 increased $60.4 million, or 40.7%, from 2010. As a percentage of net sales, operating expenses decreased to 16.6% in 2011 from 18.5% in 2010. During 2011, higher operating expenses were primarily attributable to the impact of the acquisition of CTI, and increased variable expenses, such as distribution, warehouse and processing, and selling expenses in our flat products segment, increased due to higher shipment levels, more hours worked, and higher sales incentives. Administrative and general expenses increased due to increased performance based incentives, start-up costs related to our six new facilities, and $919 thousand of non-recurring expenses related to the acquisition of CTI. We expect our operating expenses to increase during 2012 as a result of the increased number of facilities.

During the fourth quarter of 2011, we wrote down the value of our 50% investment of the remaining real estate of our OLP joint venture by $953 thousand as a result of a decrease in the value of the real estate. The non-cash write down is included below operating income in asset impairment of idled real estate.

Interest and other expense on debt totaled $5.9 million in 2011 compared to $2.3 million in 2010. Our effective borrowing rate, exclusive of deferred financing fees and commitment fees, was 3.1% in 2011 compared to 3.9% in 2010. The increase in interest and other expense on debt in 2011 was primarily attributable to the additional debt incurred for the acquisition of CTI and higher financing fee amortization. The lower effective borrowing rate is a result of lower borrowing rates under our ABL Credit Facility.

For 2011, income before income taxes totaled $37.5 million compared to income before taxes of $3.8 million in 2010. An income tax provision of 33.4% was recorded for 2011, compared to an income tax provision of 43.9% in 2010. Income taxes paid totaled $9.2 million in 2011 compared to income taxes refunded of $36.4 million in 2010. The decrease of ten percentage points in our 2011 effective income tax rate was mainly due to changes in unrecognized tax benefits during 2011 and the 2010 impact of permanent non-deductible tax items applied to a low pre-tax income level, and the inability to take certain tax deductions once our taxable income turned to a taxable loss during the fourth quarter of 2010 We expect our 2012 income tax rate to approximate 38% to 39%, our historical average.

Net income for 2011 totaled $25.0 million or $2.28 per basic and diluted share, compared to net income of $2.1 million or $0.20 per basic and diluted share for 2010.

Segment Operations

Flat products

The following table sets forth certain income statement data for the flat products segment for the years ended December 31, 2011, 2010 and 2009 (dollars shown in thousands):

	2011		2010		2009
		% of net sales		% of net sales		% of net sales
Direct tons sold	1,053,670		878,323		644,752
Toll tons sold	72,710		90,300		76,226

Total tons sold	1,126,380		968,623		720,978

Net sales	$1,143,708	100.0%	$805,043	100.0%	$523,395	100.0%

Average selling price	1,015		831		726

Gross profit (1)	219,945	19.2%	154,645	19.2%	21,261	4.1%

Operating expenses (2)	182,683	16.0%	148,543	18.5%	118,588	22.7%

Operating income (loss)	37,262	3.3%	6,102	0.8%	(97,327)	-18.6%

(1)	Gross profit is calculated as net sales less the cost of materials sold.
(2)	Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Tons sold by our flat products segment increased 16.3% to 1.1 million in 2011 from 969 thousand in 2010. Direct tons sold in 2011 were higher in substantially all markets in which we sell, compared to 2010. Toll tons sold in the 2011 were lower as our automotive sales mix increased to more direct sales in 2011 and certain businesses moved to direct sales versus toll sales in 2010.

Net sales in our flat products segment increased 42.1% to $1.144 billion in 2011 from $805 million in 2010. Average selling prices in 2011 were $1,015 per ton, compared with $831 per ton 2010. The 2011 increases in sales were due to both higher tons sold and increased average selling prices. We expect our flat products tons sold and sales to increase during 2012 as the economy continues to recover, expected strengthening customer demand, and increased capacity with our new locations and processing equipment. Prices for metals have increased in the first quarter of 2012 as compared to the fourth quarter of 2011.

As a percentage of net sales, gross profit remained flat at 19.2% in 2011.

Operating expenses in 2011 increased $34.1 million, or 23.0%, from 2010. As a percentage of net sales, operating expenses decreased to 16.0% for 2011 from 18.5% in 2010. During 2011, higher operating expenses were primarily attributable to the impact of the acquisition of CTI, and increased variable expenses, such as distribution, warehouse and processing, and selling expenses, increased due to higher shipment levels, more hours worked, and higher sales incentives. Administrative and general expenses increased due to increased performance based incentives, start-up costs related to our six new facilities, and $919 thousand of non-recurring expenses related to the acquisition of CTI recorded in the flat products segment operating expenses. We expect our operating expenses to increase during 2012 as a result of the increased number of facilities.

Operating income for 2011 totaled $37.3 million compared to operating income of $6.1 million in 2010.

Tubular and pipe products

The following table sets forth certain income statement data for the tubular and pipe products segment for the third and fourth quarter of 2011 (dollars shown in thousands)

	2011
	Q3	% of net sales	Q4	% of net sales	YTD	% of net sales

Net sales	61,410	100.0%	56,754	100.0%	118,164	100.0%

Gross profit (1)	16,468	26.8%	16,997	29.9%	33,465	28.3%

Operating expenses (2)	12,915	21.0%	13,344	23.5%	26,259	22.2%

Operating income	3,553	5.8%	3,653	6.4%	7,206	6.1%

(1)	Gross profit is calculated as net sales less the cost of materials sold.
(2)	Operating expenses are calculated as total costs and expenses less the cost of materials sold.

The Company’s tubular and pipe products segment consists of the recently acquired CTI business, and the following discussion outlines this segment’s impact on consolidated results from the acquisition date of July 1, 2011 through December 31, 2011.

Net sales in our tubular and pipe products segment were $118.2 million or 9.4% of consolidated net sales in 2011, or 17.7% of net sales for the second half of 2011. Tubular and pipe products segment gross margins are higher than our historical flat products segment. As part of purchase price accounting, certain CTI inventory was adjusted to its fair market value or its selling price, and then subsequently expensed to cost of goods sold. This resulted in lower tubular and pipe products segment gross margins of approximately $1.2 million, or 1.0% of segment sales. As a percentage of net segment sales, gross profit totaled 28.3% during 2011.

Operating expenses for the tubular and pipe products segment were $26.3 million, or 22.2% of net segment sales in 2011. Operating income for this segment for 2011 totaled $7.2 million or 6.1% of net segment sales. We anticipate tubular and pipe products segment sales will increase during 2012 due to strengthening customer demand in our key markets. We expect segment gross profit percentages to remain at levels consistent with those of 2011.

2010 Compared to 2009

During 2010 and 2009, we operated as one segment. Any comparison between 2010 and 2009 relates to what is currently the flat products segment.

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

We believe that funds available under our ABL Credit Facility, lease arrangement proceeds and the sale of equity or debt securities, together with funds generated from operations, will be sufficient to provide us with the liquidity necessary to fund anticipated working capital requirements, capital expenditure requirements, our dividend payments and any business acquisitions over at least the next 12 months. In the future, we may as part of our business strategy, acquire and dispose of assets or other companies in the same or complementary lines of business, or enter into or exit strategic alliances and joint ventures. Accordingly, the timing and size of our capital requirements are subject to change as business conditions warrant and opportunities arise.

2011 Compared to 2010

Operating Activities

During 2011, we generated $15.8 million of net cash from operations, of which $57.4 million was generated from operating activities and $41.6 million used for working capital.

Working capital at December 31, 2011 totaled $281.3 million, a $85.1 million increase from December 31, 2010. The acquisition of CTI contributed $60.6 million of working capital at July 1, 2011. The increase in working capital, excluding working capital acquired, was $24.5 million. The increase was attributable to the rising price and volume environment, which increased our working capital requirements. The increase was primarily attributable to a $17.3 million increase in accounts receivable (resulting from higher sales volumes and sales prices), a $26.1 million increase in inventories (resulting from increased inventory purchases and higher metal prices), and a $13.2 million increase in accrued payroll and other accrued liabilities, partially offset by a $12.7 million decrease in accounts payable and outstanding checks (associated with higher steel prices).

Investing Activities

Net cash used for investing activities was $186.3 million during 2011. On July 1, 2011, the Company acquired CTI and total cash paid, net of cash acquired, was $148.8 million. In the second half of 2011, the Company sold its Oakboro, North Carolina and Milwaukee, Wisconsin facilities, which had been classified as assets held for sale in the CTI purchase price allocation, for net cash of $675 thousand and $1.3 million, respectively.

During 2011, we spent $39.5 million on capital expenditures. The expenditures were primarily attributable to payments on the new temper mill facility and equipment in Gary, Indiana, second facility in Mt. Sterling, Kentucky, additional processing equipment at our existing facilities and costs related to the implementation of our new computer systems. In 2012, we expect to spend approximately $30 million to $37 million, depending on timing of payments, for capital expenditures; primarily related to final payments on the temper mill facility in Gary, Indiana and additional processing equipment at our existing facilities to meet our customers’ growing demand.

We continue to successfully implement our new business systems. During 2011, we expensed $866 thousand and capitalized $945 thousand associated with the implementation of the systems. Since the project began in 2006, we have cumulatively expensed $10.8 million and capitalized $16.5 million associated with the project.

Financing Activities

In 2011, we generated $176.4 million from financing activities, which primarily consisted of $181.5 million of net borrowings under our ABL Credit Facility.

In February 2012, our Board of Directors approved a regular quarterly dividend of $0.02 per share, which is payable on March 15, 2012 to shareholders of record as of March 1, 2012. Our Board previously approved 2011 regular quarterly dividends of $0.02 per share, which were paid on each of March 15, 2011, June 15, 2011, September 15, 2011 and December 15, 2011. Dividend distributions in the future are subject to the availability of cash, the $2.5 million annual limitation on cash dividends under our ABL Credit Facility, as defined below and continuing determination by our Board of Directors that the payment of dividends remains in the best interest of our shareholders.

Debt Arrangements

On July 1, 2011 we amended our existing asset-based revolving credit facility. The new asset-based credit facility (the ABL Credit Facility) provides for borrowings up to $335 million consisting of a revolving credit line of $265 million and a $70 million term-loan. Revolver borrowings are limited to the lesser of a borrowing base, comprised of eligible receivables and inventories, or $265 million in the aggregate. The ABL Credit Facility matures on July 1, 2016.

The ABL Credit Facility requires us to comply with various covenants, the most significant of which include: (i) until maturity of the ABL Credit Facility, if any commitments or obligations are outstanding and the Company’s availability is less than the greater of $20 million, 12.5% of the aggregate amount of revolver commitments, or 60% of the principal balance of the term loan then outstanding, then the Company must maintain a ratio of EBITDA minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.10 to 1.00 for the most recent twelve fiscal month period; (ii) limitations on dividend payments; (iii) restrictions on additional indebtedness; and (iv) limitations on investments and joint ventures. The Company has the option to borrow under its revolver based on the agent’s base rate plus a premium ranging from 0.50% to 1.00% or the London Interbank Offered Rate (LIBOR) plus a premium ranging from 2.00% to 2.50%. The interest rate under the term loan is based on the agent’s base rate plus a premium ranging from 1.00% to 1.50% or LIBOR plus a premium ranging from 2.50% to 3.00%.

As part of the CTI acquisition, we assumed approximately $5.9 million of Industrial Revenue Bond indebtedness issued through the Stanly County, North Carolina Industrial Revenue and Pollution Control Authority (IRB). The bond matures in April 2018, with the option to provide principal payments annually, April 1st. Interest is payable monthly, with a variable rate that resets weekly. As a security for payment of the bonds, the Company obtained a direct pay letter of credit issued by JPMorgan Chase Bank, N.A. The letter of credit reduces annually by the principal reduction amount.

As of December 31, 2011, $4.8 million of bank financing fees was included in “Prepaid expenses and other” and “Other long-term assets” on the accompanying Consolidated Balance Sheet. The financing fees are being amortized over the five-year term of the ABL Credit Facility.

As of December 31, 2011, the Company was in compliance with its covenants and had approximately $81.9 million of availability under the ABL Credit Facility.

Increased inventory levels, and higher steel prices will result in increased working capital levels. Additionally, we expect to spend approximately $30 million for capital expenditures, primarily related to final payments on the temper mill facility in Gary, Indiana and new processing equipment at our existing facilities. We believe that funds available under the ABL Credit Facility (including its $50 million accordion feature) and lease arrangement proceeds, together with funds generated from operations, will be sufficient to provide us with the liquidity necessary to fund anticipated working capital requirements, capital expenditure requirements, and our dividend payments over at least the next 12 months. In the future, we may, as part of our business strategy, acquire and dispose of assets or other companies in the same or complementary lines of business, or enter into and exit strategic alliances and joint ventures. Accordingly, the timing and size of our capital requirements are subject to change as business conditions warrant and opportunities arise.

2010 Compared to 2009

Operating Activities

During 2010, we used $38.8 million of net cash for operations, of which $12.8 million was generated from operations and $51.6 million was used for working capital.

Working capital at December 31, 2010 totaled $196.2 million, a $47.7 million increase from December 31, 2009. The increase was primarily attributable to a $31.6 million increase in accounts receivable (resulting from higher sales volumes and sales prices) and a $88.9 million increase in inventories, partially offset by a $33.8 million decrease in income taxes receivable and deferred, a $29.5 million increase in accounts payable (associated with higher metal prices and increased metal receipts) and a $6.6 million increase in accrued expenses (primarily associated with higher incentives and compensation).

Investing Activities

In 2010, we spent $17.8 million on capital expenditures. The expenditures were primarily attributable to the purchase of our first Mt. Sterling, Kentucky facility, the down payment on our new temper mill in Gary, Indiana, additional processing equipment at our existing facilities and continued investments in our new business systems.

During 2010, we expensed $1.4 million and capitalized $3.8 million associated with the implementation of our new information systems. In March 2009, we began depreciating the portions of the new information systems that were placed in service at that time.

Financing Activities

In 2010, we generated $52.9 million from financing activities, which primarily consisted of $55.2 million of borrowings under our revolving credit facility.

Our Board of Directors approved 2010 regular quarterly dividends of $0.02 per share, which were paid on each of March 15, 2010, June 15, 2010, September 15, 2010 and December 15, 2010.

Contractual Obligations

The following table reflects our contractual obligations as of December 31, 2011:

Contractual Obligations (amounts in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations (a)	$271,547	$16,217	$32,812	$220,691	$1,827
Unrecognized tax positions (b)	84	29	55	—	—
Other long-term liabilities (c)	9,034	1,324	2,379	—	5,331
Operating leases (d)	15,364	4,540	5,624	3,345	1,855

Total contractual obligations	$296,029	$22,110	$40,870	$224,036	$9,013

(a)	See Note 8 to the Consolidated Financial Statements. Includes debt balance and future interest obligations on debt at current interest rates.
(b)	See Note 15 to the Consolidated Financial Statements. Classification is based on expected settlement dates and the expiration of certain statutes of limitations.
(c)	Primarily consists of accrued bonuses, retirement liabilities and deferred compensation payable in future years.
(d)	See Note 18 to the Consolidated Financial Statements.

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

Other than operating leases, which are disclosed above, as of December 31, 2011, we had no material off-balance sheet arrangements.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in preparation of our consolidated financial statements:

Allowance for Doubtful Accounts Receivable

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The allowance is maintained at a level considered appropriate based on historical experience and specific customer collection issues that we have identified. Estimations are based upon the application of a historical collection rate to the outstanding accounts receivable balance, which remains fairly level from year to year, and judgments about the probable effects of economic conditions on certain customers, which can fluctuate significantly from year to year. We cannot be certain that the rate of future credit losses will be similar to past experience. We consider all available information when assessing the adequacy of our allowance for doubtful accounts each quarter.

Inventory Valuation

Flat products inventories are stated at the lower of cost or market and include the costs of the purchased metal, internal and external processing and inbound freight. Cost of our flat product segment’s metal flat-rolled sheet, coil and plate products is determined using the specific identification method.

As a result of the acquisition of CTI, certain of our tubular metal products inventory is stated under the last-in, first-out, or LIFO, method, which is not in excess of market. At December 31, 2011, approximately $44.7 million, or 16.1% of consolidated inventory, was reported under the LIFO method of accounting. The cost of the remainder of CTI’s inventory is determined using a weighted average rolling first-in, first-out method.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired. We perform an annual impairment test of goodwill for our Southern region, Integrity Stainless and CTI operations and indefinite-lived intangible assets for our CTI operation in the fourth quarter, or more frequently if changes in circumstances or the occurrence of events indicate potential impairment. Events or changes in circumstances that could trigger an impairment review include significant nonperformance relative to the expected historical or projected future operating results, significant changes in the manner of the use of the acquired assets or the strategy for the overall business or significant negative industry or economic trends.

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

Purchase Price Accounting

Business combinations are accounted for using the purchase method of accounting. This method requires the Company to record assets and liabilities of the business acquired at their estimated fair market values as of the acquisition date. Any excess of the cost of the acquisition over the fair value of the net assets acquired is recorded as goodwill. The Company uses valuation specialists, where necessary, to perform appraisals and assist in the determination of the fair values of the assets acquired and liabilities assumed. These valuations require management to make estimates and assumptions that are critical in determining the fair values of the assets and liabilities.

Impact of Recently Issued Accounting Pronouncements

In September 2011, an accounting update was issued that amends current guidance related to multiemployer pension plan disclosures by increasing the quantitative and qualitative disclosures an employer is required to provide about its participation in multiemployer pension plans. The new disclosure requirements are effective for public companies for fiscal years ending after December 15, 2011, with early adoption permitted and retrospective application to prior periods required. The adoption of this guidance did not have a material impact on our financial statements for the year ended December 31, 2011.

In September 2011, amended accounting guidance was issued intended to simplify how an entity tests for goodwill impairment. The amended guidance allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. The two-step quantitative impairment test is required if, based on its qualitative assessment, an entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The amended guidance is effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We adopted this amended guidance in our 2011 goodwill impairment tests, and the adoption of this amended guidance did not have a material impact on our financial position or results of operations for the year ended December 31, 2011.

In June 2011, new accounting guidance was issued regarding the presentation of comprehensive income in financial statements prepared in accordance with U.S. GAAP. This new guidance requires entities to present reclassification adjustments included in other comprehensive income on the face of the financial statements and allows entities to present total comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. It also eliminates the option for entities to present the components of other comprehensive income as part of the statement of equity. For public companies, this accounting guidance is effective for fiscal years (and interim periods within those fiscal years) beginning after December 15, 2011, with early adoption permitted. Retrospective application to prior periods is required. The adoption of this new guidance, effective for us on January 1, 2012, is not expected to have a material impact on our financial position or results of operations.

In December 2011, new accounting guidance was issued on enhancing disclosures to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. The guidance requires improved information and disclosures about gross and net amounts of recognized assets and recognized liabilities of financial instruments and derivative instruments that are offset in an entity’s statement of financial position. The guidance is to be applied retrospectively for reporting periods beginning on or after January 1, 2013. The adoption of this amendment is not expected to have a material effect on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal raw materials are carbon, coated and stainless steel, and aluminum, pipe and tube, flat rolled sheet, coil and plate that we typically purchase from multiple primary metal producers. The metal industry as a whole is cyclical and, at times, pricing and availability of metal can be volatile due to numerous factors beyond our control, including general domestic and international economic conditions, labor costs, sales levels, competition, levels of inventory held by other metals service centers, consolidation of metal producers, new global capacity by metal producers, higher raw material costs for the producers of metal, import duties and tariffs and currency exchange rates. This volatility can significantly affect the availability and cost of raw materials for us.

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

Approximately 9.9% of our consolidated net sales in 2011 were directly to automotive manufacturers or manufacturers of automotive components and parts. Historically, due to the concentration of customers in the automotive industry, our gross margins on these sales have generally been less than our margins on sales to customers in other industries.

Inflation generally affects us by increasing the cost of employee wages and benefits, transportation services, processing equipment, energy and borrowings under our credit facility. General inflation, excluding increases in the price of steel and increased distribution expense, has not had a material effect on our financial results during the past two years.

We are exposed to the impact of fluctuating metal prices and interest rate changes. During 2011 and 2010, we entered into nickel swaps at the request of customers. While these derivatives are intended to be effective in helping us manage risk, they have not been designated as hedging instruments. For certain customers, we enter into contractual relationships that entitle us to pass-through the economic effect of trading positions that we take with other third parties on our customers’ behalf.

Our primary interest rate risk exposure results from variable rate debt. If interest rates in the future were to increase 100 basis points (1.0%) from December 31, 2011 rates and, assuming no change in total debt from December 31, 2011 levels, the additional annual interest expense to us would be approximately $2.4 million. We have the option to enter into 30- to 180-day fixed base rate LIBOR loans under the ABL Credit Facility. The Company assumed an interest rate swap agreement on the $5.9 million of CTI IRB. The swap agreement matures in April 2018, but may be reduced annually by the amount of the optional principal payments on the IRB. The Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap agreement. However, the Company does not anticipate nonperformance by the counterparties.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Olympic Steel, Inc.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

of Olympic Steel, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Olympic Steel, Inc. and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Chicago Tube & Iron from its assessment of internal control over financial reporting as of December 31, 2011 because it was acquired by the Company in a purchase business combination during July 2011. We have also excluded Chicago Tube & Iron from our audit of internal control over financial reporting. Chicago Tube & Iron is a wholly-owned subsidiary whose total assets represent 30% of the related consolidated financial statement amounts as of the year ended December 31, 2011.

/s/ PricewaterhouseCoopers LLP

Cleveland, Ohio

February 23, 2012

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

We acquired all of the outstanding common shares of CTI on July 1, 2011, and it represented 30.0% of our total assets as of December 31, 2011. As this acquisition occurred during the last 12 months, the scope of our assessment of the effectiveness of internal control over financial reporting does not include CTI. This exclusion is in accordance with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from scope in the year of acquisition.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we concluded that, as of December 31, 2011, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Olympic Steel, Inc.

Consolidated Statement of Operations

(in thousands, except per share data)

	2011	2010	2009

Net sales	$1,261,872	$805,043	$523,395

Costs and expenses
Cost of materials sold (excludes items shown separately below, includes $81,063 of inventory lower of cost or market adjustments in 2009)	1,008,462	650,398	502,134
Warehouse and processing	72,429	51,478	39,863
Administrative and general	59,156	39,233	33,956
Distribution	28,489	19,407	15,480
Selling	24,943	19,802	12,114
Occupancy	7,879	5,320	5,500
Depreciation	15,602	13,303	11,675
Amortization	444	—	—

Total costs and expenses	1,217,404	798,941	620,722

Operating income (loss)	44,468	6,102	(97,327)

Asset impairment charge of joint venture real estate	953	—	—
Other (income) and expense, net	77	—	—

Income (loss) before interest and income taxes	43,438	6,102	(97,327)

Interest and other expense on debt	5,953	2,305	2,217

Income (loss) before income taxes	37,485	3,797	(99,544)

Income tax provision (benefit)	12,515	1,665	(38,316)

Net income (loss)	$24,970	$2,132	$(61,228)

Net income (loss) per share - basic	$2.28	$0.20	$(5.62)

Weighted average shares outstanding - basic	10,937	10,905	10,887

Net income (loss) per share - diluted	$2.28	$0.20	$(5.62)

Weighted average shares outstanding - diluted	10,951	10,918	10,887

The accompanying notes are an integral part of these statements.

Olympic Steel, Inc.

Consolidated Balance Sheets

(in thousands)

	December 31,
	2011	2010
Assets
Cash and cash equivalents	$7,403	$1,492
Accounts receivable, net	122,579	82,859
Inventories, net	277,765	200,606
Prepaid expenses and other	13,112	13,852

Total current assets	420,859	298,809

Property and equipment, at cost	329,116	239,500
Accumulated depreciation	(135,703)	(121,266)

Net property and equipment	193,413	118,234

Goodwill	47,254	7,083
Intangible assets, net	36,313	—
Other long-term assets	9,660	5,312

Total assets	$707,499	$429,438

Liabilities
Current portion of long-term debt	$9,662	$—
Accounts payable	104,425	81,645
Accrued payroll	11,613	11,214
Other accrued liabilities	13,875	9,766

Total current liabilities	139,575	102,625

Credit facility revolver	170,405	55,235
Long-term debt	64,149	—
Other long-term liabilities	9,580	4,807
Deferred income taxes	37,214	5,133

Total liabilities	420,923	167,800

Shareholders’ Equity
Preferred stock, without par value, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, without par value, 20,000 shares authorized, 10,905 and 10,899 shares issued and outstanding.	119,816	118,976
Retained earnings	166,760	142,662

Total shareholders’ equity	286,576	261,638

Total liabilities and shareholders’ equity	$707,499	$429,438

The accompanying notes are an integral part of these balance sheets.

Olympic Steel, Inc.

Consolidated Statement of Cash Flows

(in thousands)

	December 31,
	2011	2010	2009
Cash flows from (used for) operating activities:
Net income	$24,970	$2,132	$(61,228)
Adjustments to reconcile net income to net cash from operating activities -
Depreciation and amortization	16,730	13,872	12,227
Purchase price inventory adjustment	1,153	—	—
Asset impairment of idled real estate	953	—	—
Loss on disposition of property and equipment	121	51	94
Stock-based compensation	806	627	(1,139)
Other long-term assets	840	(1,200)	1,593
Other long-term liabilities	3,235	(7,142)	(2,445)
Long-term deferred income taxes	8,582	4,500	(784)

	57,390	12,840	(51,682)
Changes in working capital:
Accounts receivable	(17,342)	(31,590)	26,468
Inventories	(26,064)	(88,943)	143,637
Income taxes receivable and deferred	2,088	33,763	(31,319)
Prepaid expenses and other	216	(966)	(778)
Accounts payable	8,671	26,612	(2,649)
Change in outstanding checks	4,034	2,866	(10,067)
Accrued payroll and other accrued liabilities	(13,153)	6,634	(16,287)

	(41,550)	(51,624)	109,005

Net cash from (used for) operating activities	15,840	(38,784)	57,323

Cash flows from (used for) investing activities:
Acquisition of Chicago Tube and Iron, net of cash acquired	(148,759)	—	—
Capital expenditures	(39,487)	(17,846)	(11,862)
Proceeds from disposition of property and equipment	29	77	15
Proceeds from assets held for sale	1,887	—	—

Net cash used for investing activities	(186,330)	(17,769)	(11,847)

Cash flows from (used for) financing activities:
Credit facility revolver borrowings	576,474	323,094	139,634
Credit facility revolver repayments	(461,304)	(267,859)	(179,832)
Principal payments under capital lease obligations	(65)	—	—
Term loan borrowings	70,000	—	—
Term loan repayments	(3,646)	—	—
Credit facility fees and expenses	(4,220)	(1,647)	—
Proceeds from exercise of stock options (including tax benefits) and employee stock purchases	34	137	217
Dividends paid	(872)	(870)	(1,196)

Net cash from (used for) financing activities	176,401	52,855	(41,177)

Cash and cash equivalents:
Net change	5,911	(3,698)	4,299
Beginning balance	1,492	5,190	891

Ending balance	$7,403	$1,492	$5,190

The accompanying notes are an integral part of these statements.

Olympic Steel, Inc.

Consolidated Statements of Shareholders’ Equity

For The Years Ended December 31, 2011, 2010 and 2009

(in thousands)

	Common Stock	Retained Earnings
Balance at December 31, 2008	$119,134	$203,824

Net loss	$—	$(61,228)
Payment of dividends	—	(1,196)
Exercise of stock options and employee stock purchases (22 shares)	217	—
Stock-based compensation	(1,139)	—

Balance at December 31, 2009	$118,212	$141,400

Net income	$—	$2,132
Payment of dividends	—	(870)
Exercise of stock options and employee stock purchases (16 shares)	137	—
Stock-based compensation	627	—

Balance at December 31, 2010	$118,976	$142,662

Net income	$—	$24,970
Payment of dividends	—	(872)
Exercise of stock options and employee stock purchases (6 shares)	34	—
Stock-based compensation	806	—

Balance at December 31, 2011	$119,816	$166,760

The accompanying notes are an integral part of these statements.

Olympic Steel, Inc.

Supplemental Disclosures of Cash Flow Information

(in thousands)

	December 31,
	2011	2010	2009
Cash paid during the period

Interest paid	$5,081	$1,672	$1,928
Income taxes paid (refunded)	$9,159	$(36,355)	$(3,544)

Details of acquisition

Fair value of CTI assets acquired	$217,015	$—	$—
Fair value of CTI liabilities acquired	57,159	—	—

Cash paid	159,856	—	—

Less: Cash acquired	11,097	—	—

Net cash paid for CTI acquisition	$148,759	$—	$—

The Company incurred a capital lease obligation of $1.6 million when it entered into a lease for its warehouse in Streetsboro, Ohio during the third quarter of 2011. This non-cash transaction has been excluded from the Consolidated Statement of Cash Flows for the twelve months ended December 31, 2011.

Olympic Steel, Inc.

Notes to Consolidated Financial Statements

For The Years Ended December 31, 2011, 2010 and 2009

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

Nature of Business

The Company is a leading U.S. metals service center specializing in the processing and distribution of large volumes of carbon, coated, aluminum and stainless steel, flat-rolled sheet, coil and plate products and tubular and pipe products from facilities throughout the United States. Commencing with the July 1, 2011 acquisition of Chicago Tube and Iron Company (CTI), the Company operates in two reportable segments; flat products and tubular and pipe products. Through its flat products segment, the Company sells and distributes large volumes of processed carbon, coated, aluminum and stainless flat-rolled sheet, coil and plate products. Through its tubular and pipe products segment, the Company distributes metal tubing, pipe, bar, valve and fittings and the fabrication of pressure parts supplied to various industrial markets.

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

Concentration Risks

The Company is a major customer of flat-rolled coil and plate and tubular and pipe steel for many of its principal suppliers, but is not dependent on any one supplier. The Company purchased approximately 49%, 37% and 38% of its total steel requirements from its three largest suppliers in 2011, 2010 and 2009, respectively.

The Company has a diversified customer and geographic base, which reduces the inherent risk and cyclicality of its business. The concentration of net sales to the Company’s top 20 customers approximated 32%, 34% and 30% of consolidated net sales in 2011, 2010 and 2009, respectively. In addition, the Company’s largest customer accounted for approximately 4%, 5% and 3% of consolidated net sales in 2011, 2010 and 2009, respectively. Sales to the three largest U.S. automobile manufacturers and their suppliers and sales to other steel service centers, accounted for approximately 9.9% and 9.0%, respectively, of the Company’s consolidated net sales in 2011, 12.3% and 10.7% of consolidated net sales in 2010, and 11.6% and 11.0% of consolidated net sales in 2009.

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

Level 1 – Quoted prices in active markets for identical assets or liabilities.

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

Accounts Receivable

Accounts receivable are presented net of allowances for doubtful accounts of $1,727 and $1,310 as of December 31, 2011 and 2010, respectively. Bad debt expense totaled $1,125 in 2011, $3,031 in 2010 and $268 in 2009.

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

Inventories

Flat products inventories are stated at the lower of cost or market and include the costs of the purchased metal, internal and external processing and inbound freight. Cost of the Company’s flat product inventory is determined using the specific identification method.

As a result of the acquisition of CTI, certain of the Company’s tubular metal products inventory is stated under the last-in, first-out, (LIFo), which is not in excess of market. At December 31, 2011, approximately $44,726, or 16.1% of consolidated inventory, was reported under the LIFO method of accounting. The cost of the remainder of CTI’s inventory is determined using a weighted average rolling first-in, first-out method.

On the Consolidated Statement of Operations, “Cost of materials sold (exclusive of items shown separately below)” consists of the cost of purchased steel, inbound and internal transfer freight, external processing costs, scrap, LIFO reserve and inventory lower of cost or market adjustments.

Property and Equipment, and Depreciation

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets ranging from two to 30 years. The Company capitalizes the costs of obtaining or developing internal-use software, including directly related payroll costs. The Company amortizes those costs over five years, beginning when the software is ready for its intended use.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired. We perform an annual impairment test of goodwill for our Integrity Stainless and CTI operations and indefinite-lived intangible assets on October 31, and our Southern region facility on December 31, or more frequently if changes in circumstances or the occurrence of events indicate potential impairment. Events or changes in circumstances that could trigger an impairment review include significant nonperformance relative to the expected historical or projected future operating results, significant changes in the manner of the use of the acquired assets or the strategy for the overall business or significant negative industry or economic trends.

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

Purchase Price Accounting

Business combinations are accounted for using the purchase method of accounting. This method requires the Company to record assets and liabilities of the business acquired at their estimated fair market values as of the acquisition date. Any excess of the cost of the acquisition over the fair value of the net assets acquired is recorded as goodwill. The Company uses valuation specialists, where necessary, to perform appraisals and assist in the determination of the fair values of the assets acquired and liabilities assumed. These valuations require management to make estimates and assumptions that are critical in determining the fair values of the assets and liabilities.

Stock-Based Compensation

The Company records compensation expense for stock options issued to employees and directors. The Company has elected to use the modified prospective transition method where compensation expense is recorded prospectively. For additional information, see Note 11, Equity Plans.

Presentation of Change in Outstanding Checks

Outstanding checks of $17,090, $13,055 and $10,189, as of December 31, 2011, December 31, 2010 and December 31, 2009, respectively, represent checks issued that have not yet been presented for payment to the banks and are classified as “Accounts payable” in the Company’s Consolidated Balance Sheets. The Company typically funds these overdrafts through normal collections of funds or transfers from bank balances at other financial institutions.

In June 2010, the Company revised the presentation of changes of outstanding checks from a financing activity to an operating activity in its Consolidated Statement of Cash Flows with a conforming change to the prior period presentation. The effect of this revision had no impact on the net increase (decrease) in cash; however, it changed the cash provided by operating activities for the year ended December 31, 2009 from $67,390, as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2009, to $57,323, with a corresponding change in the cash flows used in financing activities for the year ended December 31, 2009 from $51,244 to $41,177.

Impact of Recently Issued Accounting Pronouncements

In September 2011, an accounting update was issued that amends current guidance related to multiemployer pension plan disclosures by increasing the quantitative and qualitative disclosures an employer is required to provide about its participation in multiemployer pension plans. The new disclosure requirements are effective for public companies for fiscal years ending after December 15, 2011, with early adoption permitted and retrospective application to prior periods required. The Company adopted these new disclosure requirements in its Form 10-K for the year ending December 31, 2011.

In September 2011, amended accounting guidance was issued intended to simplify how an entity tests for goodwill impairment. The amended guidance allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. The two-step quantitative impairment test is required if, based on its qualitative assessment, an entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The amended guidance is effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company adopted this amended guidance in its 2011 goodwill impairment tests, and the adoption of this amended guidance did not have a material impact on its financial position or results of operations.

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

In December 2011, new accounting guidance was issued on enhancing disclosures to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. The guidance requires improved information and disclosures about gross and net amounts of recognized assets and recognized liabilities of financial instruments and derivative instruments that are offset in an entity’s statement of financial position. The guidance is to be applied retrospectively for reporting periods beginning on or after January 1, 2013. The adoption of this amendment is not expected to have a material effect on our consolidated financial statements.

2.	Acquisition of Chicago Tube and Iron Company:

On July 1, 2011, the Company acquired all of the outstanding common shares of CTI pursuant to the terms of an Agreement and Plan of Merger dated May 18, 2011. CTI stocks, processes and fabricates metal tubing, pipe, bar, valves and fittings and pressure parts at nine operating facilities located primarily throughout the Midwestern United States. The Company paid goodwill in conjunction with the acquisition, as CTI enhances the Company’s commercial opportunities by adding new product offerings to an expanded customer base and by increasing our distribution footprint.

The Company paid total cash consideration of $159,856, consisting of a base purchase price of $150,000, plus the closing cash, working capital and McNeeley purchase agreement payments (as disclosed in the Current Report on Form 8-K filed on May 18, 2011) totaling approximately $9,856. In addition, the Company assumed approximately $5,880 of indebtedness and acquired $11,097 of cash from CTI. Olympic funded its acquisition of CTI primarily with borrowings under its asset-based credit facility. During 2011, the Company incurred $919 of direct acquisition-related costs, which are included in “Administrative and general” in the Consolidated Statement of Operations for the year ended December 31, 2011.

Purchase Price Allocation

The acquisition of CTI was accounted for under the acquisition method of accounting and, accordingly, the purchase price of $159,856 has been allocated to the assets acquired and liabilities assumed based on estimated fair values at July 1, 2011, the date of acquisition. The Consolidated Balance Sheet as of December 31, 2011 reflects the preliminary allocation of CTI’s purchase price and is subject to change after the completion of certain tax adjustments and pre-acquisition tax returns.

The preliminary allocation of the total purchase price of CTI to the fair values of the assets acquired and liabilities assumed is as follows:

Total

Cash	$11,097
Accounts receivable, net	22,378
Inventories	52,248
Assets held for sale	1,939
Property and equipment	49,920
Goodwill	40,171
Intangible assets subject to amortization	13,332
Intangible assets not subject to amortization	23,425
Other current and long-term assets	2,505

Total assets acquired	217,015

Accounts payable	(10,075)
Current and long-term debt	(5,880)
Deferred income taxes, net	(28,921)
Other current and long-term liabilities	(12,283)

Total liabilities assumed	(57,159)

Net assets acquired	$159,856

The accompanying Consolidated Statements of Operations include the revenues and expenses of CTI since the acquisition date. CTI’s net sales and earnings during the period July 1, 2011 through December 31, 2011 were $118,164 and $2,920, respectively.

In connection with the acquisition of CTI, the Company identified and valued certain intangible assets, including the CTI trade name and its existing customer relationships. The trade name was recorded at $23,425, and is not subject to amortization. The Company determined that the trade name acquired has an indefinite life since its economic life is expected to approximate the life of CTI. Additionally, the Company recorded $13,332 related to customer relationships, determined to be amortizable over a fifteen year useful life. The goodwill of $40,171 is not deductible for tax purposes.

Pro Forma Financial Information

The following unaudited pro forma summary of financial results presents the consolidated results of operations as if the CTI acquisition had occurred on January 1, 2010, after the effect of certain adjustments, including increased depreciation expense resulting from recording fixed assets at fair value, interest expense on the acquisition debt and amortization of customer relationships, with the related tax effects. The pro forma results for the year ended December 31, 2010 include $1,338 of transactions costs and other non-recurring acquisition related expenses. The pro forma results for the year ended December 31, 2011 exclude $3,620 of transaction costs and other non-recurring acquisition related expenses. The pro forma results have been presented for comparative purposes only and are not indicative of what would have occurred had the acquisition been made on January 1, 2010, or of any potential results that may occur in the future.

	Year Ended
	December 31, 2011	December 31, 2010
(in thousands, except per share amounts)
Pro forma (unaudited):
Net sales	$1,381,760	$991,773
Net income	$28,328	$3,077

Basic earnings per common share	$2.59	$0.28
Diluted earnings per common share	$2.59	$0.28

3.	Accounts Receivable:

Accounts receivable are presented net of allowances for doubtful accounts of $1,727 and $1,310 as of December 31, 2011 and 2010, respectively. Bad debt expense totaled $1,125 in 2011, $3,031 in 2010 and $268 in 2009. The increase in the bad debt expense during 2010 relates primarily to a customer that unexpectedly ceased operations in the third quarter of 2010, resulting in a bad debt provision of $2,074.

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

4.	Inventories:

Inventories are stated at the lower of cost or market and include the costs of purchased metal, inbound freight, external processing and applicable labor and overhead costs. Cost for the Company’s flat products segment inventory (metal flat-rolled sheet, coil and plate products) is determined using the specific identification method.

As a result of the acquisition of CTI, certain of the Company’s tubular and pipe products inventory is stated under the LIFO method, which is not in excess of market. At December 31, 2011, approximately $44,726, or 16.1% of consolidated inventory, was reported under the LIFO method of accounting. The cost of the remainder of CTI’s inventory is determined using a weighted average rolling first-in, first-out (FIFO) method.

At December 31, 2011, the Company valued its inventory under the LIFO method based on the inventory levels and costs at that time. The Company did not record a LIFO adjustment at December 31, 2011 because the inventory prices and quantities were below July 1, 2011 levels. As a result, there was no LIFO reserve at December 31, 2011.

Steel inventories consisted of the following:

	As of December 31,
	2011	2010
Unprocessed	$207,301	$143,410
Processed and finished	70,464	57,196

Totals	$277,765	$200,606

5.	Property and Equipment:

Property and equipment consists of the following:

(in thousands)	Depreciable Lives	December 31, 2011	December 31, 2010

Land	—	$16,193	$11,937
Land improvements	5-10	1,622	1,453
Buildings and improvements	7-30	117,082	76,058
Machinery and equipment	2-15	153,521	111,339
Furniture and fixtures	3-7	5,884	6,142
Computer software and equipment	2-5	21,509	21,005
Vehicles	2-5	1,259	34
Construction in progress	—	12,046	11,532

		329,116	239,500
Less accumulated depreciation		(135,703)	(121,266)

Net property and equipment		$193,413	$118,234

Leasehold improvements are included with buildings and improvements and are depreciated over the life of the lease or seven years, whichever is less.

Construction in progress, as of December 31, 2011, primarily consisted of payments for additional processing equipment at our existing facilities, costs related to the implementation of our new computer systems, and construction costs related to the suspended project in Sumter, South Carolina.

6.	Goodwill and Intangible Assets:

The changes in the carrying amount of goodwill, by reportable segment, are as follows:

	Flat Products	Tubular and Pipe Products	Total
(in thousands)
Balance as of December 31, 2010	$7,083	$—	$7,083
CTI acquisition	—	40,171	40,171

Balance as of December 31, 2011	$7,083	$40,171	$47,254

The goodwill of $47,254, is not deductible for income tax purposes. The goodwill represents the excess of cost over the fair value of net tangible and intangible assets acquired.

We perform an annual impairment test of goodwill for our Integrity Stainless and CTI operations on October 31, and our Southern region on December 31, or more frequently if changes in circumstances or the occurrence of events indicate potential impairment. Events or changes in circumstances that could trigger an impairment review include significant nonperformance relative to the expected historical or projected future operating results, significant changes in the manner of the use of the acquired assets or the strategy for the overall business or significant negative industry or economic trends.

Intangible Assets, net

Intangible assets, net, consisted of the following as of December 31, 2011:

	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
(in thousands)
Customer relationships - subject to amortization	$13,332	$(444)	$12,888
Trade name - not subject to amortization	23,425	—	23,425

	$36,757	$(444)	$36,313

The Company had no intangible assets during the year ended December 31, 2010. All of the Company’s intangible assets were recorded in connection with its July 1, 2011 acquisition of CTI (See Note 2). The intangible assets noted above were evaluated on the premise of highest and best use to a market participant, primarily utilizing the income approach valuation methodology. The useful life of the CTI trade name was determined to be indefinite primarily due to its history and reputation in the marketplace, the Company’s expectation that the CTI trade name will continue to be used throughout the life of CTI, and the conclusion that there are currently no other factors identified that would limit its useful life. The useful life of the CTI customer relationships was determined to be fifteen years, based primarily on the consistent and predictable revenue source associated with the existing CTI customer base, the present value of which extends through the fifteen year amortization period. The Company will continue to evaluate the useful life assigned to our amortizable customer relationships in future periods.

The Company estimates that amortization expense for its intangible assets subject to amortization will be $889 per year in each of the next five years.

7.	Investments in Joint Ventures:

The Company and the United States Steel Corporation (USS) each own 50% of Olympic Laser Processing (OLP), a company that produced laser welded sheet steel blanks for the automotive industry. OLP ceased operations during the first quarter of 2006. In December 2006, the Company advanced $3,200 to OLP to cover a loan guarantee. As of December 31,

2011 and 2010, the investment in and advance to OLP was valued at $1,550 and $2,503, respectively, on the Company’s Consolidated Balance Sheets. During 2011 the Company wrote down the investment in OLP by $953 as a result of a decrease in the value of the real estate. The Company believes the underlying value of OLP’s remaining real estate, upon liquidation, will be sufficient to repay the $1,550 advance.

8.	Debt:

The Company’s debt is comprised of the following components:

(in thousands)	Total
Asset-based revolving credit facility expiring June 30, 2016	$170,405
Term loan due June 30, 2016	66,354
Industrial revenue bonds due April 1, 2018	5,880
Capital lease	1,577

Total debt	244,216

Less current amount	(9,662)

Total long-term debt	$234,554

The Company’s principal payments over the next 5 years and thereafter are detailed in the table below:

(in thousands)	2012	2013	2014	2015	2016	Thereafter
Revolver	$—	$—	$—	$—	$170,405	$—
Term loan	8,750	8,750	8,750	8,750	31,354	—
Industrial revenue bond	755	785	810	840	865	1,825
Other	157	1,420	—	—	—	—

Total principal payments	$9,662	$10,955	$9,560	$9,590	$202,624	$1,825

On July 1, 2011 the Company amended its existing asset-based revolving credit facility. The amended asset-based credit facility (the ABL Credit Facility) provides for borrowings up to $335,000 consisting of a revolving credit line of $265,000 and a $70,000 term loan. Revolver borrowings are limited to the lesser of a borrowing base, comprised of eligible receivables and inventories, or $265,000 in the aggregate. The ABL Credit Facility matures on July 1, 2016.

The ABL Credit Facility requires the Company to comply with various covenants, the most significant of which include: (i) until maturity of the ABL Credit Facility, if any commitments or obligations are outstanding and the Company’s availability is less than the greater of $20,000, 12.5% of the aggregate amount of revolver commitments, or 60% of the principal balance of the term loan then outstanding, then the Company must maintain a ratio of EBITDA minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.10 to 1.00 for the most recent twelve fiscal month period; (ii) limitations on dividend payments; (iii) restrictions on additional indebtedness; and (iv) limitations on investments and joint ventures. The Company has the option to borrow under its revolver based on the agent’s base rate plus a premium ranging from 0.50% to 1.00% or the London Interbank Offered Rate (LIBOR) plus a premium ranging from 2.00% to 2.50%. The interest rate under the term loan is based on the agent’s base rate plus a premium ranging from 1.00% to 1.50% or LIBOR plus a premium ranging from 2.50% to 3.00%.

As of December 31, 2011, $4,840 of bank financing fees was included in “Prepaid expenses and other” and “Other long-term assets” on the accompanying Consolidated Balance Sheet. The financing fees are being amortized over the five-year term of the credit facility.

As of December 31, 2011, the Company was in compliance with its covenants and had approximately $81,900 of availability under the ABL Credit Facility.

As part of the CTI acquisition, the Company assumed $5,880 of Industrial Revenue Bond indebtedness issued through the Stanly County, North Carolina Industrial Revenue and Pollution Control Authority (IRB). The bond matures in April 2018, with the option to provide principal payments annually on April 1st. Interest is payable monthly, with a variable rate that resets weekly. As a security for payment of the bonds, the Company obtained a direct pay letter of credit issued by JPMorgan Chase Bank, N.A. The letter of credit reduces annually by the principal reduction amount. The interest rate at December 31, 2011 was 0.2% for the IRB debt.

Scheduled Debt Maturities, Interest, Debt Carrying Values

The ABL Credit Facility includes a $70,000 term loan that is collateralized by the Company’s real estate. The term loan matures on June 30, 2016. Under the ABL Credit Facility the Company is required to make monthly term loan payments of $729. The interest rate under the term loan is based on the agent’s base rate plus a premium ranging from 1.00% to 1.50% or LIBOR plus a premium ranging from 2.50% to 3.00%.

The overall effective interest rate for all debt, exclusive of deferred financing fees and deferred commitment fees, amounted to 3.1%, 3.9% and 3.7% in 2011, 2010 and 2009, respectively. Interest paid totaled $5,081, $1,672 and $1,928 for the years ended December 31, 2011, 2010 and 2009, respectively. Average total debt outstanding was $165,021, $29,660 and $34,291 in 2011, 2010 and 2009, respectively.

The Company’s CTI operation entered into an interest rate swap agreement to reduce the impact of changes in interest rates on the IRB. At December 31, 2011, the effect of the swap agreement on the bond was to fix the rate at 3.46 percent. The swap agreement matures in April 2018, but is reduced annually by the amount of the optional principal payments on the bond. The Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap agreement. However, the Company does not anticipate nonperformance by the counterparties.

Under the ABL Credit Facility, the Company has the option to enter into 30- to 180- day fixed base rate Euro loans.

9.	Fair Value of Financial Instruments:

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

During 2011 and 2010, there were no transfers of financial assets between Levels 1, 2 or 3 fair value measurements. There have been no changes in the methodologies used at December 31, 2011 and December 31, 2010. Following is a description of the valuation methodologies used for assets and liabilities measured at fair value as of December 31, 2011 and December 31, 2010:

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

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company:

December 31, 2011	Level 1	Level 2	Level 3	Total

Assets:
Embedded customer derivatives	$—	$55	$—	$55

Liabilities:
Nickel swaps	—	55	—	55
Interest rate swap	—	492	—	492

Total liabilities at fair value	$—	$547	$—	$547

December 31, 2010

Assets:
Embedded customer derivatives	$—	$123	$—	$123

Liabilities:
Nickel swaps	$—	$127	$—	$127

Long-Term Financial Instruments

The carrying value and the fair value of the IRB that qualify as financial instruments are both $5,125 at December 31, 2011. The carrying value of the revolver and the term loan were $170,405 and $57,604, at December 31, 2011, respectively. As the revolver and long-term debt were refinanced in both 2011 and 2010, management believes that the amounts are carried at fair value at December 31, 2011 and 2010. Because the revolveing Credit Facility was refinanced on June 30, 2010, management believes that the amount was carried at fair value.

10.	Derivative Instruments:

During 2010 and 2011, the Company entered into nickel swaps indexed to the LME price of nickel with a third-party broker, MF Global. The Company entered into swaps to mitigate the risk of volatility in the price of nickel. On November 1, 2011 MF Global filed for bankruptcy and all related contracts were cancelled. The outstanding liability of $55 that we have to MF Global has been included in “Other accrued liabilities” in the Consolidated Balance Sheet at December 31, 2011.

CTI entered into an interest rate swap to reduce the impact of changes in interest rates on its IRB. The swap agreement matures in April 2018, the same time as the IRB, but is reduced annually by the amount of the principal payments on the IRB. The Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap agreement. However, the Company does not anticipate nonperformance by the counterparties. The interest rate swap is not treated as a hedge for accounting purposes.

While these derivatives are intended to help the Company manage risk, they have not been designated as hedging instruments. The periodic changes in fair value of the nickel and embedded customer derivative instruments are included in “Cost of materials sold” in the Consolidated Statements of Operations. We recognize derivative positions with both the customer and the third party for the derivatives and we classify cash settlement amounts associated with them as part of “Cost of materials sold” in the Consolidated Statements of Operations. The periodic changes in fair value of the interest rate swap are included in “Other income and expense, net” in the Consolidated Statements of Operations. Cash settlement amounts associated with the interest rate swap are included in “Interest and other expense on debt” in the Consolidated Statements of Operations.

The embedded customer derivatives are included in “Accounts receivable, net”, and the nickel and interest rate swaps are included in “Other accrued liabilities” and “Other long-term liabilities” on the Consolidated Balance Sheets at December 31, 2011 and December 31, 2010.

As of December 31, 2011, we had $55 of net derivative losses that we had not yet settled under an embedded customer derivative agreement. Settlement of these assets is expected to occur during the first quarter of 2012. There was no net impact from the nickel swaps or embedded customer derivative agreements to the Company’s Consolidated Statement of Operations for the twelve months ended December 31, 2011 or 2010. The table below shows the total impact to the Company’s Consolidated Statements of Operations of the derivatives for the year ended December 31, 2011 and 2010.

	Net Gain (Loss) Recognized
	2011	2010

Interest rate swap	$(68)	$—
Nickel swaps	(208)	55
Embedded customer derivatives	208	(55)

Total	$(68)	$—

11.	Equity Plans:

Stock Options

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

The following table summarizes the effect of the impact of stock options on the results of operations:

	For the year ended December 31,
	2011	2010	2009
Stock option expense before taxes	$—	$60	$210
Stock option expense after taxes	$—	$34	$129
Impact per basic share	$—	$—	$0.01
Impact per diluted share	$—	$—	$0.01

All pre-tax charges related to stock options were included in the caption “Administrative and general” on the accompanying Consolidated Statements of Operations.

The following table summarizes stock-based award activity during the year ended December 31, 2011:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2010	46,007	$20.90
Granted	—	—
Exercised	—	—
Canceled	—	—

Outstanding at December 31, 2011	46,007	$20.90	3.7 years	$327

Exercisable at December 31, 2011	46,007	$20.90	3.7 years	$327

There were no stock options exercised during 2011. The total intrinsic value of stock options exercised during the years ended December 31, 2010 and 2009 was $112 and $227, respectively. Net cash proceeds from the exercise of stock options, exclusive of income tax benefits, were $67 and $112 for the years ended December 31, 2010 and 2009, respectively. Income tax benefits of $43 and $86 were realized from stock option exercises during the years ended December 31, 2010 and 2009, respectively. The fair value of options vested during the years ended December 31, 2010 and 2009 totaled $60 and $210, respectively.

By December 31, 2010, all expense with respect to stock option awards had been recognized and amortized into expense.

Restricted Stock Units and Performance Share Units

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

On each of January 2, 2009, January 4, 2010 and March 1, 2011, the Compensation Committee of the Company’s Board of Directors approved the grant of 1,800 restricted stock units (RSUs) to each non-employee Director. Subject to the terms of the Plan and the RSU agreement, the RSUs vest after one year of service (from the date of grant). The RSUs are not converted into shares of common stock until the director either resigns or is terminated from the Board of Directors.

On January 4, 2010, the Compensation Committee of the Company’s Board of Directors approved the grant of 23,202 RSUs in the aggregate to the members of senior management of the Company. Subject to the terms of the Plan and the RSU agreement, the RSUs vest at the end of three years from the date of grant.

In 2011, the Compensation Committee for the Company’s Board of Directors approved changes to the Senior Management Compensation Program to include an equity component in order to encourage more ownership of Common Stock by the executives. Starting in 2011, the Senior Management Compensation Program imposed stock ownership requirements upon the participants. Beginning in 2011, each participant will be required to own at least 750 shares of Common Stock for each year that the participant participates in the Senior Management Compensation Program. Any participant that fails to meet to the stock ownership requirements will be ineligible to receive any equity awards under the Company’s equity compensation plans, including the Plan, until the participant satisfies the ownership requirements. To assist participants in meeting the stock ownership requirements, on an annual basis, if a participant purchases 500 shares of Common Stock on the open market, the Company will award that participant 250 shares of Common Stock. During 2011, the Company matched 4,750 shares. Additionally, any participant who continues to comply with the stock ownership requirements as of the five-year, 10-year, 15-year, 20-year and 25-year anniversaries of the participant’s participation in the Senior Management Compensation Program will receive a restricted stock unit award with a dollar value of $25, $50, $75, $100 and $100, respectively. Restricted stock unit awards will convert into the right to receive shares of Common Stock upon a participant’s retirement, or earlier upon the executive’s death or disability or upon a change in control of the Company.

In recognition of their performance and dedicated years of service, on December 31, 2011, the Compensation Committee of the Board of Directors granted 81,475 RSUs to Messrs. Siegal, Wolfort and Marabito. The RSUs vest in five years. Except in limited circumstances, the RSUs will not convert into shares of Common Stock until the retirements of Messrs. Siegal, Wolfort and Marabito, respectively. These RSU’s are not a part of the 2011 Senior Management Compensation Program discussed above.

The Compensation Committee of the Company’s Board of Directors also granted 34,379 and 54,024 performance-earned restricted stock units (PERSUs) in the aggregate to the members of senior management of the Company on January 2, 2008 and January 2, 2009, respectively. The PERSUs may be earned based on the Company’s performance for a period of 36 months from the date of grant, and would be converted to shares of common stock based on the achievement of two separate financial measures: (1) the Company’s EBITDA (50% weighted) and (2) return on invested capital (50% weighted). No shares will be earned unless the threshold amounts for the performance measures are met. Up to 150% of the targeted amount of PERSUs may be earned. On December 31, 2010 and December 31, 2011, PERSU’s outstanding granted on January 2, 2008 and January 2, 2009 lapsed based on failure to meet the minimum performance requirements. There are no outstanding PERSUs remaining as of December 31, 2011.

The fair value of each RSU and PERSU was estimated to be the closing price of the Common Stock on the date of the grant, which was $23.32, $26.91, $33.85 and $21.68 for the grants on December 31, 2011, March 1, 2011, January 4, 2010, and January 2, 2009, respectively.

Stock-based compensation expense recognized on RSUs and PERSUs is summarized in the following table:

	For the year ended December 31,
	2011	2010	2009
RSU and PERSU expense (reversal) before taxes	$726	$567	$(1,349)
RSU and PERSU expense (reversal) after taxes	$484	$318	$(830)
Impact per basic share	$0.04	$0.03	$(0.08)
Impact per diluted share	$0.04	$0.03	$(0.08)

All pre-tax charges related to RSUs and PERSUs were included in the caption “Administrative and General” on the accompanying Consolidated Statement of Operations.

The following table summarizes the activity related to RSUs for the twelve months ended December 31, 2011:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2010	46,602	$33.41
Granted	102,236	$23.98
Converted into shares	—	$—
Forfeited	(1,235)	$33.85

Outstanding at December 31, 2011	147,603	$27.16	$9

Vested at December 31, 2011	48,693	$30.75	$9

Of the RSUs granted in 2011, 9,825 were used to fund SERP contributions. There was no intrinsic value for the RSUs that were converted into shares in 2010 or 2009. There were no RSUs converted into shares during 2011. During 2010 and 2009, 7,200 and 5,400 RSUs were converted into shares, respectively.

The following table summarizes the activity related to PERSUs for the twelve months ended December 31, 2011:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2010	52,987	$21.68
Granted	—	$—
Converted into shares	—	—
Lapsed based on performance criteria	(50,809)	$(21.68)
Forfeited	(2,178)	$(21.68)

Outstanding at December 31, 2011	—	$—	$—

Vested at December 31, 2011	—	$—	$—

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

13.	Retirement Plans:

The Company’s retirement plans consist of a 401(k) plan covering certain non-union employees, two separate 401(k) plans covering all union employees, a multi-employer pension plan covering certain CTI employees and a supplemental executive retirement plan (SERP) covering certain executive officers of the Company.

The 401(k) retirement plans allow eligible employees to contribute up to the statutory maximum. The Company’s non-union 401(k) matching contribution is determined annually by the Board of Directors and is based on a percentage of eligible employees’ earnings and contributions. For the non-union 401(k) retirement plan the Company matched one-half of each eligible employee’s contribution, limited to the first 6% of eligible compensation. The Company’s non-union 401(k) matching contribution was suspended on April 1, 2009 through January 1, 2011. For the 401(k) retirement plan at our CTI locations, the Company matched one-half of each eligible employee’s first 3% of eligible compensation and 20% of the next 3% of eligible compensation.

Company contributions during 2008 and 2009 for the union plans were 3% of eligible W-2 wages plus one half of the first 4% of each employee’s contribution. However, the Company contribution to the Minneapolis plate facility union was suspended on April 1, 2009, the Company contribution to the Detroit facility union was suspended on October 1, 2009 and the Company contribution to the Minneapolis coil facility union was suspended on October 1, 2010.

All of the Company’s 401(k) matching contributions were reinstated on January 1, 2011.

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

The Company, through its CTI business, contributes to one multiemployer pension plan – the Plumbing and Heating Wholesalers Retirement Income Plan for the Benefit of the Shopmen’s Division of Pipe Fitters’ Association Local Union 597, EIN 36-6511016, Plan Number 001 (the Multiemployer Plan). The risks of participating in the Multiemployer Plan are different from a single-employer plan in that 1) assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers, 2) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers, and 3) if CTI chooses to stop participating in the Multiemployer Plan, CTI may be required to pay the plan an amount based on the unfunded status of the plan, referred to as a withdrawal liability.

The most recent Pension Protection Act zone status available is for the plan year beginning January 1, 2011, and the Multiemployer Plan’s actuary has certified that the Multiemployer Plan is neither in critical status nor endangered status; it is in the green zone. The zone status is based on information that CTI received from the Multiemployer Plan and is certified by the Multiemployer Plan’s actuary. Among other factors, plans in the green zone are at least 80 percent funded.

CTI contributes to the Multiemployer Plan under the terms of a collective bargaining agreement that covers certain of its union employees, and which expires May 31, 2015. CTI contributions to the Multiemployer Plan were immaterial for the years ended December 31, 2011 and 2010.

Retirement plan expense, which includes all Company 401(k), profit-sharing, SERP defined contributions and Multiemployer Plan, amounted to $2,512, $506 and $646 for the years ended December 31, 2011, 2010 and 2009, respectively.

14.	Comprehensive Income (Loss):

The Company’s Monterrey, Mexico facility commenced operations in the third quarter of 2011. The impact of foreign currency transactions to the Company’s Consolidated Statement of Operations for the year ended December 31, 2011 totaled $9. Foreign currency translation adjustments are not ordinarily adjusted for income taxes as they relate to indefinite investments in foreign subsidiaries. There was no impact to the Company’s “Accumulated Other Comprehensive Income” as of December 31, 2011.

15.	Income Taxes:

The components of the Company’s provision (benefit) for income taxes from continuing operations were as follows:

	2011	2010	2009
Current:
Federal	4,375	(1,831)	(37,049)
State and Local	115	(65)	(1,468)

	4,490	(1,896)	(38,517)
Deferred	8,025	3,561	201

Income Tax Provision (Benefit)	12,515	1,665	(38,316)

The components of the Company’s deferred income taxes at December 31 are as follows:

	2011	2010
Deferred tax assets:
Inventory (excluding LIFO reserve)	$1,674	$1,207
Net operating loss and tax credit carryforwards	3,481	5,108
Allowance for doubtful accounts	664	485
Accrued expenses	6,289	4,021
Other	450	80

	12,558	10,901
Valuation reserve	(401)	(412)

Total deferred tax assets	12,157	10,489

Deferred tax liabilities:
LIFO reserve	(6,358)	—
Property and equipment	(26,534)	(8,478)
Intangibles	(15,874)	(1,712)
Other	(450)	(412)

Total deferred tax liabilites	(49,216)	(10,602)

Deferred tax assets (liabilities), net	$(37,059)	$(113)

The deferred tax liability increased by $28,921 related to the July 1, 2011 acquisition of CTI.

The following table summarizes the activity related to the Company’s gross unrecognized tax benefits:

	2011	2010	2009
Balance as of the beginning of the year	$2,005	$2,190	$4,378
Decreases related to prior year tax positions	—	(158)	(293)
Increases related to current year tax positions	24	24	130
Decreases related to settlements with taxing authorities	—	—	(1,895)
Decreases related to lapsing of statute of limitations	(1,954)	(51)	(130)

Balance as of the end of the year	$75	$2,005	$2,190

It is expected that the amount of unrecognized tax benefits will not materially change in the next twelve months. The change in the Company’s unrecognized tax benefits from the December 31, 2010 balance of $1,930 is due primarily to a lapsing of the statute of limitations. The tax years 2008 through 2010 remain open to examination by major taxing jurisdictions to which the Company is subject.

The Company recognized interest related to uncertain tax positions in income tax expense. As of December 31, 2011 and December 31, 2010, the Company had approximately $9 and $258 of gross accrued interest related to uncertain tax positions, respectively.

The following table reconciles the U.S. federal statutory rate to the Company’s effective tax rate:

	2011	2010	2009
U.S. federal statutory rate	35.0%	35.0%	35.0%
State and local taxes, net of federal benefit	4.1%	1.3%	3.2%
Sec. 199 manufacturing deduction	(1.0%)	—	—
Meals and entertainment	1.2%	5.0%	(0.1%)
Change in unrecognized tax benefits	(5.8%)	2.1%	(0.1%)
All other, net	(0.1%)	0.5%	0.5%

Effective income tax rate	33.4%	43.9%	38.5%

Taxes paid (refunded) in 2011, 2010 and 2009 totaled $9,159, ($36,355) and ($3,544), respectively. Some subsidiaries of the Company’s consolidated group file state tax returns on a separate company basis and have state net operating loss carryforwards expiring over the next seven to 20 years. A valuation allowance is recorded to reduce certain deferred tax assets to the amount that is more likely than not to be realized.

16.	Shares Outstanding and Earnings Per Share:

Earnings per share have been calculated based on the weighted average number of shares outstanding as set forth below:

	2011	2010	2009
(in thousands, except per share data)
Weighted average basic shares outstanding	10,937	10,905	10,887
Assumed exercise of stock options and issuance of stock awards	14	13	—

Weighted average diluted shares outstanding	10,951	10,918	10,887

Net income (loss)	$24,970	$2,132	$(61,228)
Basic earnings (loss) per share	$2.28	$0.20	$(5.62)

Diluted earnings (loss) per share	$2.28	$0.20	$(5.62)

Anti-dilutive securities outstanding	61	101	149

17.	Segment Information:

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

The Company now operates in two reportable segments: flat products and tubular and pipe products. Through its flat products segment, the Company sells and distributes large volumes of processed carbon, coated, aluminum and stainless flat-rolled sheet, coil and plate products. Through its tubular and pipe products segment, the Company distributes metal tubing, pipe, bar, valve and fittings and fabricates pressure parts supplied to various industrial markets.

The following table summarizes financial information regarding segments:

	2011	2010	2009
Net sales
Flat products	$1,143,708	$805,043	$523,395
Tubular and pipe products	118,164	—	—

Total net sales	$1,261,872	$805,043	$523,395

Operating income
Flat products	$37,262	$6,102	$(97,327)
Tubular and pipe products	7,206	—	—

Total operating income	$44,468	$6,102	$(97,327)

Interest expense
Flat products	$3,359	$2,305	$2,217
Tubular and pipe products	2,594	—	—

Total interest expense	$5,953	$2,305	$2,217

Depreciation and amortization
Flat products	$13,800	$13,303	$11,675
Tubular and pipe products	2,246	—	—

Total depreciation and amortization	$16,046	$13,303	$11,675

Income tax expense
Flat products	$10,891	$1,665	$(38,316)
Tubular and pipe products	1,624	—	—

Total income tax expense	$12,515	$1,665	$(38,316)

Capital expenditures
Flat products	$38,849	$17,846	$11,862
Tubular and pipe products	638	—	—

Total capital expenditures	$39,487	$17,846	$11,862

	2011	2010
Goodwill
Flat products	$7,083	$7,083
Tubular and pipe products	40,171	—

Total Goodwill	$47,254	$7,083

Total assets
Flat products	$494,179	$429,438
Tubular and pipe products	213,320	—

Total assets	$707,499	$429,438

There were no material revenue transactions between the flat products and tubular and pipe products segments.

The Company sells certain products internationally, primarily in Canada, Puerto Rico and Mexico. International sales have been immaterial to the consolidated financial results and to the individual segment’s results.

18.	Commitments and Contingencies:

Operating Leases

The Company leases certain warehouses, sales offices, machinery and equipment and vehicles under long-term operating lease agreements. The leases expire at various dates through 2018. In some cases the leases include options to extend. Rent and lease expense was $6,510, $4,495 and $4,986 for the years ended December 31, 2011, 2010 and 2009, respectively.

The future minimum lease payments as of December 31, 2011 are as follows:

	2012	2013	2014	2015	2016	Thereafter	Total
Lease payments	$4,540	$3,313	$2,311	$1,755	$1,590	$1,855	$15,364

Capital Leases

The Company leases a warehouse in Streetsboro, Ohio under a capital lease agreement. The Company has signed a purchase agreement to purchase the facility at the end of the lease for $1.3 million. The capital lease obligation is included in “Current portion of short-term debt” and “Long-term debt” on the accompanying Consolidated Balance Sheet.

The capital lease obligation as of December 31, 2011 is as follows:

Total capital lease obligation	$1,587
Less: interest	(10)

Capital lease obligation	1,577

Less: current	(157)

Long term capital lease	$1,420

Sublease arrangements

At the end of 2011, the Company acquired a second building in Mount Sterling, Kentucky. Pursuant to the terms of the purchase agreement, the existing tenant will continue to sublease half of the facility for $12 per month until December, 2013. At the end of the sub-lease there is an option for a one-year extension.

Commitments and Contingencies

The Company is party to various legal actions that it believes are ordinary in nature and incidental to the operation of its business. In the opinion of management, the outcome of the proceedings to which the Company is currently a party will not have a material adverse effect upon its results of operations, financial condition or cash flows.

In the normal course of business, the Company periodically enters into agreements that incorporate indemnification provisions. While the maximum amount to which the Company may be exposed under such agreements cannot be estimated, it is the opinion of management that these indemnifications are not expected to have a material adverse effect on the Company’s results of operations or financial condition.

At December 31, 2011, approximately 376 of the hourly plant personnel at our Detroit, Michigan; Duluth, Minnesota; Indianapolis, Indiana; Locust, North Carolina; Milan, Illinois; Minneapolis, Minnesota; Romeoville, Illinois; and St. Paul, Minnesota facilities are represented by nine separate collective bargaining units. The collective bargaining agreements covering our Locust, Minneapolis plate and Detroit facilities’ workers expire on March 4, 2012, March 31, 2012, and August 31, 2012, respectively. Collective bargaining agreements covering our St. Paul, Romeoville and Milan facilities workers expire May 25, 2013, May 31, 2013 and August 12, 2013, respectively. The collective bargaining agreement covering our Duluth facility expires on December 21, 2014. The collective bargaining agreements covering our Minneapolis coil and Indianapolis facility workers expire September 30, 2015 and January 24, 2016, respectively.

19.	Related-Party Transactions:

A related entity owns one of the Cleveland warehouses and leases it to the Company at an annual rental of $195. The lease is on a month-to-month basis.

Schedule II – Valuation and Qualifying Accounts

(in thousands)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year Ended December 31, 2009
Allowance for doubtful accounts	$1,103	$268	$—	$(706)	$665
Tax valuation reserve	$296	$309	$—	$—	$605

Year Ended December 31, 2010
Allowance for doubtful accounts	$665	$3,031	$—	$(2,386)	$1,310
Tax valuation reserve	$605	$(193)	$—	$—	$412

Year Ended December 31, 2011
Allowance for doubtful accounts	$1,310	$1,125	$213	$(921)	$1,727
Tax valuation reserve	$412	$—	$—	$(11)	$401

SUPPLEMENTAL FINANCIAL INFORMATION

Unaudited Quarterly Results of Operations

(in thousands, except per share amounts)

	$1,261,872	$1,261,872	$1,261,872	$1,261,872	$1,261,872
2011	1st	2nd	3rd	4th	Year
Net sales	$294,381	$299,000	$348,547	$319,944	$1,261,872
Operating income	17,313	13,899	9,315	3,941	44,468
Income (loss) before income taxes	16,508	13,073	6,987	917	37,485
Net income	$10,323	$7,946	$6,136	$565	$24,970
Basic net income per share	$0.94	$0.73	$0.56	$0.05	$2.28
Weighted average shares outstanding - basic	10,935	10,905	10,937	10,941	10,937
Diluted net income per share	$0.94	$0.73	$0.56	$0.05	$2.28
Weighted average shares outstanding - diluted	10,945	10,947	10,951	10,953	10,951
Market price of common stock: (a)
High	$32.81	$34.89	$28.80	$25.61	$34.89
Low	26.02	25.07	16.42	15.20	15.20

	$1,261,872	$1,261,872	$1,261,872	$1,261,872	$1,261,872
2010	1st	2nd	3rd	4th	Year
Net sales	$167,901	$212,756	$209,185	$215,201	$805,043
Operating income (loss)	3,329	5,584	(1,276)	(1,535)	6,102
Income (loss) before income taxes	2,823	5,063	(1,878)	(2,211)	3,797
Net income (loss)	$1,711	$3,254	$(1,237)	$(1,596)	$2,132
Basic net income (loss) per share	$0.16	$0.30	$(0.11)	$(0.15)	$0.20
Weighted average shares outstanding - basic	10,905	10,905	10,909	10,913	10,905
Diluted net income (loss) per share	$0.16	$0.30	$(0.11)	$(0.15)	$0.20
Weighted average shares outstanding - diluted	10,918	10,922	10,909	10,913	10,918
Market price of common stock: (a)
High	$36.25	$36.75	$26.41	$29.05	$36.75
Low	26.69	22.89	20.18	20.91	20.18

The data in the table above only includes CTI information since the acquisition on July 1, 2011.

(a)	Represents the high and low sales prices of our common stock as reported by the Nasdaq Global Select Market.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Evaluations required by Rule 13a-15 of the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Annual Report have been carried out under the supervision and with the participation of our management, including its Chief Executive Officer and Chief Financial Officer. Based upon such evaluations, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2011 in providing reasonable assurance that information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the rules and forms of the SEC.

We acquired all of the outstanding common shares of CTI on July 1, 2011, and it represented 30.0% of our total assets as of December 31, 2011. As this acquisition occurred during the last 12 months, the scope of our assessment of the effectiveness of disclosure controls and procedures does not include CTI. This exclusion is in accordance with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from our scope in the year of acquisition. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

Information required by Item 10 as to the executive officers is provided in Part I of this Annual Report on Form 10-K and is incorporated by reference into this section. Other information required by Item 10 will be incorporated herein by reference to the information set forth in our definitive proxy statement for our 2012 Annual Meeting of Shareholders.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by Item 11 will be incorporated herein by reference to the information set forth in our definitive proxy statement for our 2012 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by Item 12 will be incorporated herein by reference to the information set forth in our definitive proxy statement for our 2012 Annual Meeting of Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by Item 13 will be incorporated herein by reference to the information set in our definitive proxy statement for our 2012 Annual Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by Item 14 will be incorporated herein by reference to the information set forth in our definitive proxy statement for our 2012 Annual Meeting of Shareholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) The following financial statements are included in Part II, Item 8:

Report of Independent Registered Public Accounting Firm

Management’s Report on Internal Control Over Financial Reporting

Consolidated Statements of Operations for the Years Ended December 31, 2011, 2010 and 2009

Consolidated Balance Sheets as of December 31, 2011 and 2010

Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2011, 2010 and 2009

Supplemental Disclosure of Cash Flow Information for the Years Ended December 31, 2011, 2010 and 2009

Notes to Consolidated Financial Statements for the Years Ended December 31, 2011, 2010 and 2009

(a)(2) Financial Statement Schedules.

Schedule II – Valuation and Qualifying Accounts

(a)(3) Exhibits. The Exhibits filed herewith are set forth on the Index to Exhibits filed as part of this Annual Report and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OLYMPIC STEEL, INC.

February 23, 2012	By:	/s/ Richard T. Marabito
Richard T. Marabito,
Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated and on the dates indicated.

February 23, 2012	/s/ Michael D. Siegal *
Michael D. Siegal
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

February 23, 2012	/s/ David A. Wolfort *
David A. Wolfort
President, Chief Operating Officer
and Director

February 23, 2012	/s/ Richard T. Marabito *
Richard T. Marabito
Chief Financial Officer and Treasurer (Principal
Financial Officer and Principal Accounting Officer)

February 23, 2012	/s/ Donald R.McNeeley *
Donald R. McNeeley
President of Chicago Tube and Iron and Director

February 23, 2012	/s/ Arthur F. Anton *
Arthur F. Anton, Director

February 23, 2012	/s/ Dirk A. Kempthorne *
Dirk A. Kempthorne, Director

February 23, 2012	/s/ Ralph M. Della Ratta, Jr. *
Ralph M. Della Ratta, Jr., Director

February 23, 2012	/s/ James B. Meathe *
James B. Meathe, Director

February 23, 2012	/s/ Howard L. Goldstein *
Howard L. Goldstein, Director

*	The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to the Powers of Attorney executed by the above-named officers and directors of the Company and filed with the Securities and Exchange Commission on behalf of such officers and directors.

By:	/s/ Richard T. Marabito	February 23, 2012
Richard T. Marabito, Attorney-in-Fact

OLYMPIC STEEL, INC.

INDEX TO EXHIBITS

Exhibit	Description	Reference

2.2	Agreement and Plan of Merger, dated May 18, 2011, by and among OLYAC II, Inc., Olympic Steel, Inc., Chicago Tube and Iron Company, the Stockholders of Chicago Tube and Iron Company listed on Schedule I, and Dr. Donald McNeeley, as the Representative of the Stockholders.	Incorporated by reference to Exhibit 2.2 to Company’s Form 8-K filed with the Commission on May 20, 2011 (Commission File No. 0-23320).

3.1(i)	Amended and Restated Articles of Incorporation	Incorporated by reference to Exhibit 3.1(i) to the Registration Statement on Form S-1 (Registration No. 33-73992) filed with the Commission on January 12, 1994.

3.1(ii)	Amended and Restated Code of Regulations	Incorporated by reference to Exhibit 4.2 to Registrant’s Registration Statement on Form S-8 (Registration No. 333-1439001) filed with the Commission on June 20, 2007.

4.21	Loan and Security Agreement, dated as of June 30, 2010, by and among the Registrant, the financial institutions from time to time party thereto, Bank of America, N.A., as administrative agent, and the other agents from time to time party thereto.	Incorporated by reference to Exhibit 4.21 to Registrant’s Form 8-K filed with the Commission on July 7, 2010 (Commission File No. 0-23320).

4.22	Amended and Restated Loan and Security Agreement, dated as of July 1, 2011, by and among the Registrant, the financial institutions from time to time party thereto, Bank of America, N.A., as administrative agent, and the other agents from time to time party thereto.	Incorporated by reference to Exhibit 4.21 to Registrant’s Form 8-K filed with the Commission on July 8, 2011 (Commission File No. 0-23320).

10.1 *	Olympic Steel, Inc. Stock Option Plan	Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 (Registration No. 33-73992) filed with the Commission on January 12, 1994.

10.3	Intentionally omitted

10.7	Operating Agreement of OLP, LLC, dated April 4, 1997, by and between the U.S. Steel Group of USX Corporation and Oly Steel Welding, Inc.	Incorporated by reference to Exhibit 10.9 to Registrant’s Form 10-Q filed with the Commission on May 5, 1997 (Commission File No. 0-23320).

10.8 *	Form of Management Retention Agreement for Senior Executive Officers of the Company	Incorporated by reference to Exhibit 10.8 to Registrant’s Form 10-Q filed with the Commission on August 7, 2000 (Commission File No. 0-23320).

10.9 *	Form of Management Retention Agreement for Other Officers of the Company	Incorporated by reference to Exhibit 10.9 to Registrant’s Form 10-Q filed with the Commission on August 7, 2000 (Commission File No. 0-23320).

10.12 *	Michael D. Siegal Employment Agreement dated January 7, 2010	Incorporated by reference to Exhibit 10.12 to Registrant’s Form 8-K filed with the Commission on January 13, 2010 (Commission File No. 0-23320).

Exhibit	Description	Reference

10.14 *	Olympic Steel, Inc. Executive Deferred Compensation Plan dated December 15, 2004	Incorporated by reference to Exhibit 10.14 to Registrant’s Form 10-K filed with the Commission on March 14, 2005 (Commission File No. 0-23320).

10.15 *	Form of Non-Solicitation Agreements	Incorporated by reference to Exhibit 10.15 to Registrant’s Form 8-K filed with the Commission on March 4, 2005 (Commission File No. 0-23320).

10.16 *	Form of Management Retention Agreement	Incorporated by reference to Exhibit 10.16 to Registrant’s Form 10-Q filed with the Commission on August 8, 2005 (Commission File No. 0-23320).

10.17 *	Supplemental Executive Retirement Plan Term Sheet	Incorporated by reference to Exhibit 99.1 to Registrant’s Form 8-K filed with the Commission on January 5, 2006 (Commission File No. 0-23320).

10.18 *	Summary of Non-Employee Director Compensation	Incorporated by reference to Exhibit 10.18 to Registrant’s Form 10-K filed with the Commission on March 15, 2006 (Commission File No. 0-23320).

10.20 *	Olympic Steel, Inc. Supplemental Executive Retirement Plan	Incorporated by reference to Exhibit 10.20 to Registrant’s Form 8-K filed with the Commission on April 28, 2006 (Commission File No. 0-23320).

10.21 *	Olympic Steel, Inc. 2007 Omnibus Incentive Plan	Incorporated by reference to Exhibit 10.21 to Registrant’s Form 8-K filed with the Commission on May 3, 2007 (Commission File No. 0-23320).

10.27 *	Form of Performance-Earned Restricted Stock Unit (PERS Unit) Agreement for Messrs. Siegal, Wolfort and Marabito.	Incorporated by reference to Exhibit 10.27 to Registrant’s Form 10-Q filed with the Commission on May 5, 2009 (Commission File No. 0-23320).

10.28 *	Form of Performance-Earned Restricted Stock Unit (PERS Unit) Agreement for Mr. Manson and Ms. Potash.	Incorporated by reference to Exhibit 10.28 to Registrant’s Form 10-Q filed with the Commission on May 5, 2009 (Commission File No. 0-23320).

10.29 *	Letter Agreement, effective as of January 7, 2010, by and between the Company and Mr. Siegal	Incorporated by reference to Exhibit 10.29 to Registrant’s Form 8-K filed with the Commission on January 13, 2010 (Commission File No. 0-23320).

Exhibit	Description	Reference

10.30 *	Olympic Steel, Inc. Senior Manager Compensation Plan	Incorporated by reference to Exhibit 10.30 to Registrant’s Form 10-Q filed with the Commission on May 6, 2011 (Commission File No. 0-23320).

10.31 *	David A. Wolfort Employment Agreement effective as of January 1, 2011	Incorporated by reference to Exhibit 10.31 to Registrant’s Form 10-Q filed with the Commission on May 6, 2011 (Commission File No. 0-23320).

10.32 *	Donald McNeely Employment Agreement effective as of July 1, 2011	Incorporated by reference to Exhibit 10.32 to Registrant’s Form 10-Q filed with the Commission on November 4, 2011 (Commission File No. 0-23320).

10.33 *	Richard T. Marabito Employment Agreement effective as of November 23, 2011	Incorporated by reference to Exhibit 10.3 to Registrant’s Form 8-K filed with the Commission on November 23, 2011 (Commission File No. 0-23320).

10.34 *	Form of RSU Agreements for Mssrs. Siegal, Wolfort and Marabito.	Filed herewith

21	List of Subsidiaries	Filed herewith

23	Consent of Independent Registered Public Accounting Firm	Filed herewith

24	Directors and Officers Powers of Attorney	Filed herewith

31.1	Certification of the Principal Executive Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of the Principal Financial Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Written Statement of Michael D. Siegal, Chairman and Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Written Statement of Richard T. Marabito, Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101	XBRL Instance Document

101	XBRL Taxonomy Extension Schema Document

101	XBRL Taxonomy Extension Calculation Linkbase Document

101	XBRL Taxonomy Extension Label Linkbase Document

101	XBRL Taxonomy Extension Presentation Linkbase Document

101	XBRL Taxonomy Definition Linkbase Document

*	This exhibit is a management contract or compensatory plan or arrangement.