Form 10-Q
period 2012-03-31
OLYMPIC STEEL INC
filed 2012-05-03
CIK 917470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 3, 2012
Common stock, without par value	10,909,708

Olympic Steel, Inc.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Olympic Steel, Inc.

Consolidated Balance Sheets

(in thousands)

	March 31, 2012	December 31, 2011
	(unaudited)	(audited)
Assets
Cash and cash equivalents	$4,256	$7,403
Accounts receivable, net	167,261	122,579
Inventories, net	317,726	277,765
Prepaid expenses and other	9,872	13,112

Total current assets	499,115	420,859

Property and equipment, at cost	337,000	329,116
Accumulated depreciation	(140,470)	(135,703)

Net property and equipment	196,530	193,413

Goodwill	47,254	47,254
Intangible assets, net	36,090	36,313
Other long-term assets	13,689	9,660

Total assets	$792,678	$707,499

Liabilities
Current portion of long-term debt	$9,664	$9,662
Accounts payable	137,101	104,425
Accrued payroll	10,131	11,613
Other accrued liabilities	13,210	13,875

Total current liabilities	170,106	139,575

Credit facility revolver	218,465	170,405
Long-term debt	61,908	64,149
Other long-term liabilities	11,404	9,580
Deferred income taxes	36,851	37,214

Total liabilities	498,734	420,923

Shareholders’ Equity
Preferred stock	—	—
Common stock	121,172	119,816
Retained earnings	172,772	166,760

Total shareholders’ equity	293,944	286,576

Total liabilities and shareholders’ equity	$792,678	$707,499

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Consolidated Statement of Operations

(in thousands, except per share data)

	Three Months Ended March 31,
	2012	2011
	(unaudited)
Net sales	$382,052	$294,381
Costs and expenses
Cost of materials sold (excludes items shown separately below)	306,678	230,962
Warehouse and processing	21,222	15,590
Administrative and general	18,374	13,211
Distribution	9,059	6,208
Selling	7,141	5,804
Occupancy	2,323	1,826
Depreciation	4,770	3,467
Amortization	222	—

Total costs and expenses	369,789	277,068

Operating income	12,263	17,313
Other income, net	34	—

Income before interest and income taxes	12,297	17,313
Interest and other expense on debt	2,108	805

Income before income taxes	10,189	16,508
Income tax provision	3,959	6,185

Net income	$6,230	$10,323

Earnings per share:
Net income per share - basic	$0.57	$0.94

Weighted average shares outstanding - basic	10,988	10,935

Net income per share - diluted	$0.57	$0.94

Weighted average shares outstanding - diluted	10,997	10,945

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Consolidated Statement of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2012	2011
	(unaudited)
Cash flows from (used for) operating activities:
Net income	$6,230	$10,323
Adjustments to reconcile net income to net cash used for operating activities -
Depreciation and amortization	5,280	3,544
Loss on disposition of property and equipment	—	9
Stock-based compensation	1,237	177
Other long-term assets	(3,231)	(232)
Other long-term liabilities	1,824	2,635

	11,340	16,456
Changes in working capital:
Accounts receivable	(44,682)	(54,045)
Inventories	(39,961)	1,696
Income taxes receivable and deferred	(363)	5,077
Prepaid expenses and other	3,240	682
Accounts payable	31,305	17,277
Change in outstanding checks	1,371	5
Accrued payroll and other accrued liabilities	(2,067)	(3,633)

	(51,157)	(32,941)

Net cash used for operating activities	(39,817)	(16,485)

Cash flows from (used for) investing activities:
Capital expenditures	(7,969)	(7,903)
Proceeds from disposition of property and equipment	2	2

Net cash used for investing activities	(7,967)	(7,901)

Cash flows from (used for) financing activities:
Credit facility revolver borrowings	154,060	124,640
Credit facility revolver repayments	(106,000)	(98,935)
Principal payments under capital lease obligations	(51)	—
Term loan repayments	(2,188)	—
Credit facility fees and expenses	(1,085)	—
Proceeds from exercise of stock options (including tax benefits) and employee stock purchases	119	11
Dividends paid	(218)	(218)

Net cash from financing activities	44,637	25,498

Cash and cash equivalents:
Net change	(3,147)	1,112
Beginning balance	7,403	1,492

Ending balance	$4,256	$2,604

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Supplemental Disclosures of Cash Flow Information

(in thousands)

	Three Months Ended March 31,
	2012	2011
	(unaudited)
Cash paid during the period
Interest paid	$1,884	$889
Income taxes paid (refunded)	$(142)	$22

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Notes to Consolidated Financial Statements

(unaudited)

March 31, 2012

(1)	Basis of Presentation:

The accompanying consolidated financial statements have been prepared from the financial records of Olympic Steel, Inc. and its wholly-owned subsidiaries (collectively, Olympic or the Company), without audit and reflect all normal and recurring adjustments which are, in the opinion of management, necessary to fairly state the results of the interim periods covered by this report. Year-to-date results are not necessarily indicative of 2012 annual results and these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. All significant intercompany transactions and balances have been eliminated in consolidation.

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

On July 1, 2011, the Company acquired all of the outstanding common shares of CTI pursuant to the terms of an Agreement and Plan of Merger dated May 18, 2011. CTI stocks, processes and fabricates metal tubing, pipe, bar, valves and fittings and pressure parts at nine operating facilities located primarily throughout the Midwestern United States. The Company paid goodwill in conjunction with the acquisition, as CTI enhances the Company’s commercial opportunities by adding new product offerings to an expanded customer base and by increasing the Company’s distribution footprint.

The Company paid total cash consideration of $159.9 million, consisting of a base purchase price of $150.0 million, plus the closing cash, working capital and McNeeley purchase agreement payments (as disclosed in the Current Report on Form 8-K filed on May 18, 2011) totaling approximately $9.9 million. In addition, the Company assumed approximately $5.9 million of indebtedness and acquired $11.1 million of cash from CTI. Olympic funded its acquisition of CTI primarily with borrowings under its amended asset-based lending facility. During the second and third quarters of 2011, the Company incurred $919 thousand of direct acquisition-related costs in the aggregate.

Purchase Price Allocation

The acquisition of CTI was accounted for under the purchase method of accounting and, accordingly, the purchase price of $159.9 million has been allocated to the assets acquired and liabilities assumed based on estimated fair values at July 1, 2011, the date of acquisition. There have been no changes to the purchase price allocation since December 31, 2011.

Pro Forma Financial Information

The following unaudited pro forma summary of financial results presents the consolidated results of operations as if the CTI acquisition had occurred on January 1, 2010, after the effect of certain adjustments, including increased depreciation expense resulting from recording fixed assets at fair value, interest expense on the acquisition debt and amortization of customer relationships, with the related tax effects. The pro forma results for the three months ended March 31, 2011 does not include any transactions costs and other non-recurring acquisition related expenses. The pro forma results have been presented for comparative purposes only and are not indicative of what would have occurred had the acquisition been made on January 1, 2010, or of any potential results that may occur in the future.

Three months ended March 31, 2011
(in thousands, except per share amounts)
Pro forma (unaudited):
Net sales	$355,099
Net income	$11,315
Basic earnings per common share	$1.03
Diluted earnings per common share	$1.03

(3)	Accounts Receivable:

The Company maintained allowances for doubtful accounts and unissued credits of $3.3 million and $2.9 million at March 31, 2012 and December 31, 2011, respectively. The allowance for doubtful accounts is maintained at a level considered appropriate based on historical experience and specific customer collection issues that have been identified. Estimations are based upon a calculated percentage of accounts receivable, which remains fairly level from year to year, and judgments about the probable effects of economic conditions on certain customers, which can fluctuate significantly from year to year. The Company cannot guarantee that the rate of future credit losses will be similar to past experience. The Company considers all available information when assessing the adequacy of its allowance for doubtful accounts each quarter.

(4)	Inventories:

Inventories are stated at the lower of cost or market and include the costs of purchased metal, inbound freight, external processing and applicable labor and overhead costs. Cost for the Company’s flat products segment (flat-rolled sheet, coil and plate products) is determined using the specific identification method.

As a result of the acquisition of CTI, certain of the Company’s tubular and pipe products inventory is stated under the last-in, first-out (LIFO) method, which is not in excess of market. At March 31, 2012, approximately $45.7 million, or 14.4% of consolidated inventory, was reported under the LIFO method of accounting. The cost of the remainder of CTI’s inventory is determined using a weighted average rolling first-in, first-out method.

An actual valuation of the inventory under the LIFO method is made at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs. Because estimates are subject to many factors beyond management’s control, annual results may differ from interim results. Interim LIFO estimates are subject to a final year-end LIFO inventory valuation. The Company did not record a LIFO adjustment in its first quarter of 2012 because its full-year LIFO estimate anticipates prices and quantities to be below July 1, 2011 levels. As a result, there was no LIFO reserve at March 31, 2012.

Metal inventories consist of the following:

	March 31, 2012	December 31, 2011
(in thousands)
Unprocessed	$242,133	$207,301
Processed and finished	75,593	70,464

Totals	$317,726	$277,765

(5)	Intangible Assets:

Intangible assets, net, consisted of the following as of March 31, 2012:

	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
(in thousands)
Customer relationships - subject to amortization	$13,332	$(667)	$12,665
Trade name - not subject to amortization	23,425	—	23,425

	$36,757	$(667)	$36,090

The Company estimates that amortization expense for its intangible assets subject to amortization will be $889 thousand for the year ended December 31, 2012 and $889 thousand per year in each of the next five years.

(6)	Investments in Joint Ventures:

The Company and the United States Steel Corporation each own 50% of Olympic Laser Processing (OLP), a company that produced laser welded sheet steel blanks for the automotive industry. OLP ceased operations in 2006. In December 2006, the Company advanced $3.2 million to OLP to cover a loan guarantee. As of March 31, 2012 and December 31, 2011, the investment in and advance to OLP was valued at $1.6 million on the Company’s Consolidated Balance Sheet.

(7)	Debt:

The Company’s debt is comprised of the following components:

(in thousands)	March 31, 2012	December 31, 2011
Asset-based revolving credit facility due June 30, 2016	$218,465	$170,405
Term loan due June 30, 2016	64,166	66,354
Industrial revenue bond due April 1, 2018	5,880	5,880
Capital lease	1,526	1,577

Total debt	290,037	244,216

Less current amount	(9,664)	(9,662)

Total long-term debt	$280,373	$234,554

The Company’s principal payments over the next five years and thereafter are detailed in the table below:

(in thousands)	2013	2014	2015	2016	2017	Thereafter
Revolver	$—	$—	$—	$218,465	$—	$—
Term loan	8,750	8,750	8,750	31,353	—	—
Industrial revenue bond	785	810	840	865	895	930
Capital lease	1,367	—	—	—	—	—

Total principal payments	$10,902	$9,560	$9,590	$250,683	$895	$930

On March 16, 2012 the Company amended its existing asset-based revolving credit facility. The amendment provides for, among other things: (i) a reduction in the applicable margin for loans under the Company’s Loan and Security Agreement; (ii) additional revolving commitments to the borrowers in an aggregate principal amount of $50 million, which additional revolving commitments do not impact the borrowers’ incremental facilities; and (iii) permits certain transactions among the borrowers and Metales de Olympic, S. de R.L. de C.V., an indirect subsidiary of the Company. The amended asset-based credit facility (the ABL Credit Facility) consists of a revolving credit line of $315 million and a $64 million term loan. Revolver borrowings are limited to the lesser of a borrowing base, comprised of eligible receivables and inventories, or $315 million in the aggregate. The ABL Credit Facility matures on July 1, 2016.

The ABL Credit Facility requires the Company to comply with various covenants, the most significant of which include: (i) until maturity of the ABL Credit Facility, if any commitments or obligations are outstanding and the Company’s availability is less than the greater of $20 million, 12.5% of the aggregate amount of revolver commitments, or 60% of the principal balance of the term loan then outstanding, then the Company must maintain a ratio of EBITDA minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.10 to 1.00 for the most recent twelve fiscal month period; (ii) limitations on dividend payments; (iii) restrictions on additional indebtedness; and (iv) limitations on investments and joint ventures. Effective with the March 16, 2012 amendment, the Company has the option to borrow under its revolver based on the agent’s base rate plus a premium ranging from 0.00% to 0.50% or the London Interbank Offered Rate (LIBOR) plus a premium ranging from 1.50% to 2.00%. The interest rate under the term loan is based on the agent’s base rate plus a premium ranging from 0.25% to 0.75% or LIBOR plus a premium ranging from 1.75% to 2.25%.

As of March 31, 2012, $5.6 million of bank financing fees were included in “Prepaid expenses and other” and “Other long-term assets” on the accompanying Consolidated Balance Sheet. This includes $1.1 million of financing fees paid for the March 16, 2012 amendment. The financing fees are being amortized over the remaining term of the credit facility.

As of March 31, 2012, the Company was in compliance with its covenants and had approximately $89 million of availability under the ABL Credit Facility.

As part of the CTI acquisition, the Company assumed approximately $5.9 million of Industrial Revenue Bond indebtedness issued through the Stanly County, North Carolina Industrial Revenue and Pollution Control Authority (IRB). The bond matures in April 2018, with the option to provide principal payments annually on April 1st. On April 1, 2012, the Company paid an optional principal payment of $755 thousand. Interest is payable monthly, with a variable rate that resets weekly. As a security for payment of the bonds, the Company obtained a direct pay letter of credit issued by JPMorgan Chase Bank, N.A. The letter of credit reduces annually by the principal reduction amount. The interest rate at March 31, 2012 was 0.25% for the IRB debt.

The Company entered into an interest rate swap agreement to reduce the impact of changes in interest rates on the above IRB. At March 31, 2012, the effect of the swap agreement on the bond was to fix the rate at 3.46 percent. The swap agreement matures April 2018, but is reduced annually by the amount of the optional principal payments on the bond. The Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap agreement. However, the Company does not anticipate nonperformance by the counterparties.

(8)	Fair Value of Financial Instruments:

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

During the three months ended March 31, 2012, there were no transfers of financial assets between Levels 1, 2 or 3 fair value measurements. There have been no changes in the methodologies used at March 31, 2012 and December 31, 2011. Following is a description of the valuation methodologies used for assets and liabilities measured at fair value as of March 31, 2012 and December 31, 2011:

Nickel swaps and embedded customer derivatives – Determined by using Level 2 inputs that include the price of nickel indexed to the London Metal Exchange (LME). The fair value is determined based on quoted market prices and reflects the estimated amounts the Company would pay or receive to terminate the nickel swaps.

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

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company:

(in thousands) March 31, 2012	Level 1	Level 2	Level 3	Total
Assets:
Embedded customer derivatives	$—	$65	$—	$65

Liabilities:
Nickel swaps	—	120	—	120
Interest rate swap	—	470	—	470

Total liabilities at fair value	$—	$590	$—	$590

(in thousands) December 31, 2011	Level 1	Level 2	Level 3	Total
Assets:
Embedded customer derivatives	$—	$55	$—	$55

Liabilities:
Nickel swaps	—	55	—	55
Interest rate swap	—	492	—	492

Total liabilities at fair value	$—	$547	$—	$547

Long-Term Financial Instruments

The fair values of long-term financial instruments are determined using Level 1 inputs. The carrying value and the fair value of the IRB that qualify as financial instruments are both $5.1 million at March 31, 2012 and December 31, 2011.The carrying value of the revolver and the term loan were $218 million and $55 million, at March 31, 2012, respectively. The carrying value of the revolver and the term loan were $170 million and $58 million, at December 31, 2011, respectively. As the revolver and term loan were amended in 2012 and refinanced in 2011 and carry variable interest rates, management believes that the amounts are carried at fair value at March 31, 2012 and December 31, 2011

(9)	Derivative Instruments:

During 2012 and 2011, the Company entered into nickel swaps indexed to the LME price of nickel with third-party brokers. The nickel swaps are treated as derivatives for accounting purposes. The Company entered into them to mitigate its customers’ risk of volatility in the price of nickel. The nickel swaps vary in length from one to fifteen months and are settled with the broker at maturity. The economic benefit or loss arising from the changes in fair value of the swaps is contractually passed through to the customer. The primary risk associated with the nickel swaps is the ability of customers or third-party brokers to honor their agreements with the Company related to derivative instruments. If the customer or third-party brokers are unable to honor their agreements, the Company’s risk of loss is the fair value of the nickel swap.

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

The embedded customer derivatives are included in “Accounts receivable, net”, and the nickel and interest rate swaps are included in “Other accrued liabilities” and “Other long-term liabilities” on the Consolidated Balance Sheet at March 31, 2012 and December 31, 2011.

There was no net impact from the nickel swaps or embedded customer derivative agreements to the Company’s Consolidated Statement of Operations for the three months ended March 31, 2012 and 2011. The table below shows the total impact to the Company’s Consolidated Statement of Operations of the derivatives for the three months ended March 31, 2012 and 2011.

	Net Gain (Loss) Recognized
	Three Months Ended March 31,
	2012	2011
(in thousands)
Interest rate swap	$22	$—
Nickel swaps	65	88
Embedded customer derivatives	(65)	(88)

Total	$22	$—

(10)	Equity Plans:

Stock Options

The following table summarizes stock option activity during the three months ended March 31, 2012:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2011	46,007	$20.90
Granted	—	—
Exercised	(2,170)	4.18
Canceled	—	—

Outstanding at March 31, 2012	43,837	$21.73	3.8 years	$300

Exercisable at March 31, 2012	43,837	$21.73	3.8 years	$300

There were 2,170 stock options exercised during the three months ended March 31, 2012. There were no stock options exercised during the three months ended March 31, 2011. The total intrinsic value of stock options exercised during the three months ended March 31, 2012 was $52 thousand. All options outstanding are vested as of March 31, 2012.

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

On March 1, 2011 and January 3, 2012, the Compensation Committee of the Company’s Board of Directors approved the grant of 1,800 restricted stock units (RSUs) to each non-employee Director. Subject to the terms of the Plan and the RSU agreement, the RSUs vest after one year of service (from the date of grant). The RSUs are not converted into shares of common stock until the director either resigns or is terminated from the Board of Directors.

On January 4, 2010, the Compensation Committee of the Company’s Board of Directors approved the grant of 23,202 RSUs in the aggregate to the members of senior management of the Company. Subject to the terms of the Plan and the RSU agreement, the RSUs vest at the end of three years from the date of grant.

The fair value of each RSU was estimated to be the closing price of the Company’s common stock on the date of the grant, which was $25.55, $26.91 and $33.85 for the grants on January 3, 2012, March 1, 2011 and January 4, 2010, respectively.

In 2011, the Compensation Committee for the Company’s Board of Directors approved changes to the Senior Management Compensation Program to include an equity component in order to encourage more ownership of Common Stock by the executives. Starting in 2011, the Senior Management Compensation Program imposed stock ownership requirements upon the participants. Beginning in 2011, each participant will be required to own at least 750 shares of Common Stock for each year that the participant participates in the Senior Management Compensation Program. Any participant that fails to meet to the stock ownership requirements will be ineligible to receive any equity awards under the Company’s equity compensation plans, including the Plan, until the participant satisfies the ownership requirements. To assist participants in meeting the stock ownership requirements, on an annual basis, if a participant purchases 500 shares of Common Stock on the open market, the Company will award that participant 250 shares of Common Stock. During the three months ended March 31, 2102 the Company matched 3,250 shares. Additionally, any participant who continues to comply with the stock ownership requirements as of the five-year, 10-year, 15-year, 20-year and 25-year anniversaries of the participant’s participation in the Senior Management Compensation Program will receive a restricted stock unit award with a dollar value of $25 thousand, $50 thousand, $75 thousand, $100 thousand and $100 thousand, respectively. Restricted stock unit awards will convert into the right to receive shares of Common Stock upon a participant’s retirement, or earlier upon the executive’s death or disability or upon a change in control of the Company.

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

Stock-based compensation expense recognized on RSUs for the three months ended March 31, 2012 and 2011, respectively, is summarized in the following table:

	Three Months Ended March 31,
	2012	2011
(in thousands, except per share data)
RSU expense before taxes	$281	$87
RSU expense after taxes	$172	$55
Impact per basic share	$0.02	$0.01
Impact per diluted share	$0.02	$—

All pre-tax charges related to RSUs were included in the caption “Administrative and general” on the accompanying Consolidated Statement of Operations.

The following table summarizes the activity related to RSUs for the three months ended March 31, 2012:

	Number of Shares	Weighted Average Granted Price	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2011	147,603	$27.16
Granted	40,243	23.97
Converted into shares	—	—
Forfeited	—	—

Outstanding at March 31, 2012	187,846	$26.48	84

Vested at March 31, 2012	117,523	$26.87	30

No RSUs were converted into shares during the three months ended March 31, 2012 or 2011.

(11)	Capital Lease:

The Company leases a warehouse in Streetsboro, Ohio under a capital lease agreement. The Company has signed a purchase agreement to purchase the facility at the end of the lease for $1.3 million. The capital lease obligation is included in “Current portion of short-term debt” and “Long-term debt” on the accompanying Consolidated Balance Sheet.

The capital lease obligation as of March 31, 2012 is as follows:

(in thousands)
Total capital lease obligation	$1,532
Less: interest	(6)

Capital lease obligation	1,526

Less: current	(159)

Long term capital lease	$1,367

(12)	Income Taxes:

For the first three months of 2012, the Company recorded an income tax provision of $3.9 million, or 38.9%, compared to $6.2 million, or 37.5%, for the first three months of 2011.

(13)	Shares Outstanding and Earnings Per Share:

Earnings per share have been calculated based on the weighted average number of shares outstanding as set forth below:

	Three Months Ended March 31,
	2012	2011
(in thousands, except per share data)
Weighted average basic shares outstanding	10,988	10,935
Assumed exercise of stock options and issuance of stock awards	9	10

Weighted average diluted shares outstanding	10,997	10,945

Net income	$6,230	$10,323
Basic earnings per share	$0.57	$0.94

Diluted earnings per share	$0.57	$0.94

Anti-dilutive securities outstanding	225	163

(14)	Segment Information:

Since the July 1, 2011 acquisition of CTI, the Company operates in two reportable segments, flat products and tubular and pipe products. The following table summarizes financial information regarding segments:

	Three Months Ended March 31,
(in thousands)	2012	2011
Net sales
Flat products	$316,629	$294,381
Tubular and pipe products	65,423	—

Total net sales	$382,052	$294,381

Operating income
Flat products	$5,819	$17,313
Tubular and pipe products	6,444	—

Total operating income	$12,263	$17,313

Depreciation and amortization
Flat products	$3,870	$3,467
Tubular and pipe products	1,122	—

Total depreciation and amortization	$4,992	$3,467

Capital expenditures
Flat products	$5,447	$7,903
Tubular and pipe products	2,522	—

Total capital expenditures	$7,969	$7,903

(in thousands)	March 31, 2012	December 31, 2011
Total assets
Flat products	$573,438	$494,179
Tubular and pipe products	219,240	213,320

Total assets	$792,678	$707,499

There were no material intercompany revenue transactions between the flat products and tubular and pipe products segments.

The Company sells certain products internationally, primarily in Canada, Puerto Rico and Mexico. International sales have been immaterial to the consolidated financial results and to the individual segment’s results.

(15)	Recently Issued Accounting Updates:

There were no new significant accounting updates or guidance that became effective for the Company commencing with its first quarter of 2012.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and accompanying notes contained herein and our consolidated financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2011. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed under Item 1A (Risk Factors) in our Annual Report on Form 10-K for the year ended December 31, 2011. The following section is qualified in its entirety by the more detailed information, including our financial statements and the notes thereto, which appear elsewhere in this Quarterly Report on Form 10-Q.

Forward-Looking Information

This Quarterly Report on Form 10-Q and other documents we file with the SEC contain various forward-looking statements that are based on current expectations, estimates, forecasts and projections about our future performance, business, our beliefs and management’s assumptions. In addition, we, or others on our behalf, may make forward-looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, conferences, webcasts, phone calls and conference calls. Words such as “may,” “will,” “anticipate,” “should,” “intend,” “expect,” “believe,” “estimate,” “project,” “plan,” “potential,” and “continue,” as well as the negative of these terms or similar expressions, are intended to identify forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those implied by such statements including, but not limited to:

•	general and global business, economic, financial and political conditions, including the ongoing effects of the global economic recovery;

•	access to capital and global credit markets;

•	competitive factors such as the availability and pricing of metal, industry shipping and inventory levels and rapid fluctuations in customer demand and metal pricing;

•	the cyclicality and volatility within the metals industry;

•	the ability of our customers (especially those that may be highly leveraged, and those with inadequate liquidity) to maintain their credit availability;

•	the ability to successfully integrate Chicago Tube and Iron Company (CTI) and to achieve the expected results of the acquisition;

•	the ability to retain CTI’s management team and CTI’s relationships with customers and suppliers;

•	the success of our new facility startups in Gary, Indiana; Mount Sterling, Kentucky; Monterrey, Mexico; Roseville, Minnesota; Kansas City, Missouri; and Streetsboro, Ohio;

•	the ability to successfully integrate the newly leased locations or newly acquired businesses into our operations and achieve expected results;

•	equipment installation delays or malfunctions, including the Streetsboro, Ohio facility and the new Gary, Indiana temper mill and cut-to-length line;

•	the ability to comply with the terms of our asset-based credit facility and to make the required term loan payments;

•	the ability of our customers to honor their agreements related to derivative instruments;

•	customer, supplier and competitor consolidation, bankruptcy or insolvency;

•	reduced production schedules, layoffs or work stoppages by our own or our suppliers’ or customers’ personnel;

•	the availability and costs of transportation and logistical services;

•	the amounts, successes and our ability to continue our capital investments and strategic growth initiatives and our business information system implementations;

•

the successes of our strategic efforts and initiatives to increase sales volumes, maintain or improve working capital turnover and free cash flows, improve inventory turnover and improve our customer service;

•	the timing and outcome of inventory lower of cost or market adjustments;

•	the adequacy of our existing information technology and business system software;

•	the successful implementation of our new information systems;

•	the timing and outcome of our joint venture’s efforts and ability to liquidate its remaining real estate;

•	our ability to pay regular quarterly cash dividends and the amounts and timing of any future dividends;

•	our ability to generate free cash flow through operations, reduce inventory and repay debt within anticipated time frames;

•	the recently enacted federal healthcare legislation’s impact on the healthcare benefits required to be provided by us and the impact of such legislation on our compensation and administrative costs;

•

unanticipated developments that could occur with respect to contingencies such as litigation and environmental matters, including any developments that would require any increase in our costs for such contingencies; and

•	those risks set forth in Item 1A (Risk Factors), as found in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Overview

We are a leading metals service center that operates in two reportable segments; flat products and tubular and pipe products. We provide metal processing and distribution services for a wide range of customers. Our primary focus is on the direct sale and distribution of large volumes of processed carbon, coated, aluminum and stainless flat-rolled sheet, coil and plate products. Commencing with the July 1, 2011 acquisition of CTI, we also distribute metal tubing, pipe, bar, valves and fittings and fabricate pressure parts supplied to various industrial markets. Products that require more value-added processing generally have a greater gross profit and higher margins. Accordingly, our overall gross profit is affected by, among other things, product mix, the amount of processing performed, the demand for and availability of metal, volatility in selling prices and material purchase costs. We also perform toll processing of customer-owned metal. We sell certain products internationally, primarily in Puerto Rico and Mexico. International sales have been immaterial to our consolidated financial results.

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

At March 31, 2012, we employed approximately 1,750 people. Approximately 350 of the hourly plant personnel at our Detroit, Michigan; Duluth, Minnesota; Indianapolis, Indiana; Locust, North Carolina; Milan, Illinois; Minneapolis, Minnesota; Romeoville, Illinois; and St. Paul, Minnesota facilities are represented by nine separate collective bargaining units. The table below shows the expiration dates of the collective bargaining agreements.

Facility	Expiration date
Detroit, Michigan	August 31, 2012
Milan, Illinois	August 12, 2013
St. Paul, Minnesota	May 25, 2013
Duluth, Minnesota	December 21, 2014
Locust, North Carolina	March 4, 2015
Romeoville, Illinois	May 31, 2015
Minneapolis coil, Minnesota	September 30, 2015
Indianpolis, Indiana	January 29, 2016
Minneapolis plate, Minnesota	March 31, 2017

We have never experienced a work stoppage and we believe that our relationship with employees is good. However, any prolonged work stoppages by our personnel represented by collective bargaining units could have a material adverse impact on our business, financial condition, results of operations and cash flows.

Reportable Segments

As a result of our July 1, 2011 acquisition of CTI, we now operate in two reportable segments; flat products and tubular and pipe products.

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

Results of Operations

Consolidated Operations

The following table presents consolidated operating results for the periods indicated (dollars are shown in thousands):

	For the Three Months Ended March 31,
	2012		2011
	$	% of net sales	$	% of net sales
Net sales	$382,052	100.0%	$294,381	100.0%
Gross profit (1)	75,374	19.7%	63,419	21.5%
Operating expenses (2)	63,111	16.5%	46,106	15.7%
Operating income	$12,263	3.2%	$17,313	5.9%

(1)	Gross profit is calculated as net sales less the cost of materials sold.
(2)	Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Net sales increased 29.8% to $382.1 million in the first quarter of 2012 from $294.4 million in the first quarter of 2011. The increase in sales for the three months ended March 31, 2012 was due to increased sales pricing in the flat products segment and the July 1, 2011 acquisition of CTI. CTI sales for the three months ended March 31, 2012 totaled $65.4 million, accounting for 74.6% of the sales increase. We expect our sales to sequentially increase slightly in the second quarter as market prices for metals are expected to be higher than the first quarter and shipments typically increase during the second quarter due to normal seasonal patterns.

As a percentage of net sales, gross profit decreased to 19.7% in the first quarter of 2012 compared to 21.5% in the first quarter of 2011. The decrease in gross margin for the three months ended March 31, 2012 was primarily due to margin pressures in the flat products segment as metals prices declined in the first quarter of 2012. The decline in flat products segment margins was offset by the pipe and tube segment margins, which are typically higher than flat products margins. In addition, the margins in the first quarter of 2011 were higher due to rapidly increasing metals prices in the first half of 2011. We expect our gross profit in the second quarter of 2012 to be consistent with the first quarter.

Operating expenses in the first quarter of 2012 increased $17.0 million, or 36.9%, from the first quarter of 2011. As a percentage of net sales, operating expenses increased to 16.5% for the first quarter of 2012 from 15.7% in the comparable 2011 period. During 2012, higher operating expenses were primarily attributable to the impact of the acquisition of CTI which accounted for $14.1 million or 82.9% of the increase.

Interest and other expense on debt totaled $2.1 million for the first quarter of 2012 compared to $805 thousand for the first quarter of 2011. Our effective borrowing rate, exclusive of deferred financing fees and commitment fees, was 3.0% for the first three months of 2012 compared to 3.8% for the first three months of 2011. The increase in interest and other expense on debt in 2012 was primarily attributable to the additional debt incurred for the acquisition of CTI, higher financing fee amortization and increased working capital borrowings, offset by the lower borrowing rate under our asset based credit facility.

For the first quarter of 2012, income before income taxes totaled $10.2 million compared to $16.5 million in the first quarter of 2011. An income tax provision of 38.9% was recorded for the first quarter of 2012, compared to an income tax provision of 37.5% for the first quarter of 2011. We expect our full year 2012 income tax provision to approximate 38.9%.

Net income for the first quarter of 2012 totaled $6.2 million or $0.57 per basic and diluted share, compared to $10.3 million or $0.94 per basic and diluted share for the first quarter of 2011.

Segment Operations

Flat products

The following table presents operating results for our flat products segment for the three months ended March 31, 2012 and 2011 (dollars are shown in thousands):

	Three months ended March 31,
	2012		2011
		% of net sales		% of net sales
Direct tons sold	293,538		294,887
Toll tons sold	17,639		22,455

Total tons sold	311,177		317,342

Net sales	$316,629	100.0%	$294,381	100.0%
Average selling price	1,018		928
Gross profit (1)	54,832	17.3%	63,419	21.5%
Operating expenses (2)	49,013	15.5%	46,106	15.7%
Operating income (loss)	5,819	1.8%	17,313	5.9%

(1)	Gross profit is calculated as net sales less the cost of materials sold.
(2)	Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Tons sold by our flat products segment decreased 1.9% to 311 thousand in the first quarter of 2012 from 317 thousand in the first quarter of 2011. Toll tons sold in the first quarter of 2012 were lower as our automotive sales mix increased to more direct sales in 2012.

Net sales in our flat products segment increased 7.6% to $316.6 million in the first quarter of 2012 from $294.4 million in the first quarter of 2011. Average selling prices in the first quarter of 2012 were $1,018 per ton, compared with $928 per ton in the first quarter of 2011, and $1,023 per ton in the fourth quarter of 2011. The 2012 increases in sales were due to increased average selling prices and a higher mix of direct compared to toll sales in 2012. We expect our flat products net sales to increase during the second quarter as market prices for metals increased in April and shipments strengthen in the second quarter due to normal seasonal patterns.

As a percentage of net sales, gross profit totaled 17.3% in the first quarter of 2012 compared to 21.5% in the first quarter of 2011. The decreases in gross margin for the three months ended March 31, 2012 was primarily due to margin pressures as metals prices declined in the first quarter of 2012. In addition, the margins in the first quarter of 2011 were higher due to rapidly increasing metals prices in the first half of 2011. We expect our gross profit in the second quarter of 2012 to be consistent with the first quarter.

Operating expenses in the first quarter of 2012 increased $2.9 million, or 6.3%, from the first quarter of 2011. As a percentage of net sales, operating expenses decreased to 15.5% for the first quarter of 2012 from 15.7% in the comparable 2011 period. The increase in operating expenses during the first quarter of 2012 is a result of our new start-up locations. $2.5 million, or 86.2% of the increase is directly related to the facilities that were added after the first quarter of 2011. Operating income for the first quarter of 2012 totaled $5.8 million compared to $17.3 million in the comparable 2011 period.

Tubular and pipe products

The following table presents operating results for our tubular and pipe products segment for the three months ended March 31, 2012 (dollars are shown in thousands):

	Three months ended March 31, 2012
		% of net sales
Net sales	$65,423	100.0%
Gross profit (1)	20,541	31.4%
Operating expenses (2)	14,097	21.5%
Operating income	6,444	9.8%

(1)	Gross profit is calculated as net sales less the cost of materials sold.
(2)	Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Net sales in our tubular and pipe products segment were $65.4 million, or 17.1% of consolidated net sales in the three months ended March 31, 2012. Tubular and pipe products segment gross margins are higher than our traditional flat products segment. As a percentage of net segment sales, gross profit totaled 31.4% in the first quarter of 2012. Operating expenses for the tubular and pipe products segment were $14.1 million, or 21.5% of net segment sales, in the three months ended March 31, 2012. Operating income for the first quarter of 2012 totaled $6.4 million. We expect similar strong results in the second quarter of 2012 for the tubular and pipe products segment.

Liquidity, Capital Resources and Cash Flows

Our principal capital requirements include funding working capital needs, purchasing, upgrading and acquiring processing equipment and facilities and other businesses, making acquisitions and paying dividends. We use cash generated from operations, leasing transactions and borrowings under our credit facility to fund these requirements.

Operating Activities

For the three months ended March 31, 2012, we used $39.8 million of net cash for operations, of which $11.3 million was generated from operating activities and $51.1 million was used for working capital.

Working capital at March 31, 2012 totaled $329.0 million, a $47.7 million increase from December 31, 2011. The working capital increase was attributable to the rising price environment at the end of the fourth quarter of 2011 and a seasonally stronger first quarter of 2012, which increased our first quarter working capital requirements. The increase was primarily attributable to a $44.7 million increase in accounts receivable (resulting from higher sales prices as our days of sales outstanding remained consistent), a $40.0 million increase in inventories (resulting from increased inventory purchases and higher average metal prices and slower inventory turnover), partially offset by a $32.7 million increase in accounts payable (associated with the higher inventory). We expect to decrease our inventory levels by the end of the second quarter.

Investing Activities

Net cash used for investing activities was $8.0 million during the three months ended March 31, 2012 compared to $7.9 million during the three months ended March 31, 2011. The expenditures were attributable to additional processing equipment at our existing facilities and building improvements to our new facilities in Gary, Indiana and Streetsboro, Ohio. In 2012, we expect to spend approximately $30 million to $37 million, depending on timing of payments, for capital expenditures; primarily related to final payments on the temper mill facility in Gary, Indiana and additional processing equipment at our existing facilities to meet our customers’ growing demand.

We continue to successfully implement our new business systems. During the first three months of 2012, we expensed $337 thousand and capitalized $236 thousand associated with the implementation of the systems. Since the project began in 2006, we have expensed $11.1 million and capitalized $16.8 million associated with the project.

Financing Activities

During the first three months of 2012, $44.6 million of cash was provided from financing activities, which primarily consisted of borrowings under our ABL Credit Facility revolver. In addition, we paid $1.1 million of bank financing fees in connection with our March 16, 2012 amendment to our asset-based credit facility and paid $2.2 million of scheduled principal payments on our term loan.

Dividends paid were $218 thousand for the three months ended March 31, 2012 and 2011. In May, 2012, our Board of Directors approved a regular quarterly dividend of $0.02 per share, which will be paid on June 15, 2012 to shareholders of record as of June 1, 2012. Regular dividend distributions in the future are subject to the availability of cash, the $2.5 million annual limitation on cash dividends under our ABL Credit Facility and continuing determination by our Board of Directors that the payment of dividends remains in the best interest of our shareholders.

Debt Arrangements

On March 16, 2012 we amended our existing asset-based revolving credit facility. The amendment provides for, among other things: (i) a reduction in the applicable margin for loans under our Loan and Security Agreement; (ii) additional revolving commitments to the borrowers in an aggregate principal amount of $50 million, which additional revolving commitments do not impact the borrowers’ incremental facilities; and (iii) permits certain transactions among the borrowers and Metales de Olympic, S. de R.L. de C.V., an indirect subsidiary of ours. The amended asset-based credit facility (the ABL Credit Facility) consists of a revolving credit line of $315 million and a $64 million term loan. Revolver borrowings are limited to the lesser of a borrowing base, comprised of eligible receivables and inventories, or $315 million in the aggregate. The ABL Credit Facility matures on July 1, 2016.

The ABL Credit Facility requires us to comply with various covenants, the most significant of which include: (i) until maturity of the ABL Credit Facility, if any commitments or obligations are outstanding and our availability is less than the greater of $20 million, 12.5% of the aggregate amount of revolver commitments, or 60% of the principal balance of the term loan then outstanding, then we must maintain a ratio of EBITDA minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.10 to 1.00 for the most recent twelve fiscal month period; (ii) limitations on dividend payments; (iii) restrictions on additional indebtedness; and (iv) limitations on investments and joint ventures. Effective with the March 16, 2012 amendment, we have the option to borrow under our revolver based on the agent’s base rate plus a premium ranging from 0.00% to 0.50% or the London Interbank Offered Rate (LIBOR) plus a premium ranging from 1.50% to 2.00%. The interest rate under the term loan is based on the agent’s base rate plus a premium ranging from 0.25% to 0.75% or LIBOR plus a premium ranging from 1.75% to 2.25%.

As of March 31, 2012, $5.6 million of bank financing fees were included in “Prepaid expenses and other” and “Other long-term assets” on the accompanying Consolidated Balance Sheet. This includes $1.1 million of financing fees paid for the March 16, 2012 amendment. The financing fees are being amortized over the remaining term of the credit facility.

As of March 31, 2012, we were in compliance with our covenants and had approximately $89 million of availability under the ABL Credit Facility.

As part of the CTI acquisition, we assumed approximately $5.9 million of Industrial Revenue Bond indebtedness issued through the Stanly County, North Carolina Industrial Revenue and Pollution Control Authority (IRB). The bond matures in April 2018, with the option to provide principal payments annually on April 1st. On April 1, 2012, we paid an optional principal payment of $755 thousand. Interest is payable monthly, with a variable rate that resets weekly. As a security for payment of the bonds, we obtained a direct pay letter of credit issued by JPMorgan Chase Bank, N.A. The letter of credit reduces annually by the principal reduction amount. The interest rate at March 31, 2012 was 0.25% for the IRB debt.

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

We review our financial reporting and disclosure practices and accounting practices quarterly to ensure they provide accurate and transparent information relative to the current economic and business environment. For further information regarding the accounting policies that we believe to be critical accounting policies that affect our more significant judgments and estimates used in preparing our consolidated financial statements, see Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Approximately 8.7% of our consolidated net sales in 2012 were directly to automotive manufacturers or manufacturers of automotive components and parts. Historically, due to the concentration of customers in the automotive industry, our gross margins on these sales have generally been less than our margins on sales to customers in other industries.

Inflation generally affects us by increasing the cost of employee wages and benefits, transportation services, processing equipment, energy and borrowings under our credit facility. General inflation, excluding increases in the price of steel and increased distribution expense, has not had a material effect on our financial results during the past two years.

We are exposed to the impact of fluctuating metal prices and interest rate changes. During 2012 and 2011, we entered into nickel swaps at the request of customers. While these derivatives are intended to be effective in helping us manage risk, they have not been designated as hedging instruments. For certain customers, we enter into contractual relationships that entitle us to pass-through the economic effect of trading positions that we take with other third parties on our customers’ behalf. We are exposed to credit loss in the event of nonperformance by the other parties to the nickel swap. However, we do not anticipate nonperformance by the counterparties.

Our primary interest rate risk exposure results from variable rate debt. We have the option to enter into 30- to 180-day fixed base rate LIBOR loans under the ABL Credit Facility. We assumed an interest rate swap agreement on the $5.9 million of CTI IRB. The swap agreement matures in April 2018, but may be reduced annually by the amount of the optional principal payments on the IRB. We are exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap agreement. However, we do not anticipate nonperformance by the counterparties.

Item 4.	Controls and Procedures

The evaluation required by Rule 13a-15 of the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on From 10-Q has been carried out under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. These disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in reports that are filed with or submitted to the SEC is: (i) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2012, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during the first quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Items 1, 1A, 2, 3, 4 and 5 of this Part II are either inapplicable or are answered in the negative and are omitted pursuant to the instructions to Part II.

Item 6.	Exhibits

Exhibit	Description of Document	Reference

4.23	First Amendment to Amended and Restated Loan and Security Agreement, dated as of March 16, 2012, by and among the Registrant, the financial institutions from time to time party thereto, Bank of America, N.A., as administrative agent, and the other agents from time to time party thereto.	Incorporated by reference to Exhibit 4.23 to Registrant’s Form 8-K filed with the Commission on March 21, 2012 (Commission File No. 0-23320).

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

101	XBRL Instance Document

101	XBRL Taxonomy Extension Schema Document

101	XBRL Taxonomy Extension Calculation Linkbase Document

101	XBRL Taxonomy Extension Label Linkbase Document

101	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLYMPIC STEEL, INC.
(Registrant)

Date: May 3, 2012	By:	/s/ MICHAEL D. SIEGAL
Michael D. Siegal
Chairman of the Board and Chief Executive Officer

	By:	/s/ RICHARD T. MARABITO
Richard T. Marabito
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description of Document	Reference

4.23	First Amendment to Amended and Restated Loan and Security Agreement, dated as of March 16, 2012, by and among the Registrant, the financial institutions from time to time party thereto, Bank of America, N.A., as administrative agent, and the other agents from time to time party thereto.	Incorporated by reference to Exhibit 4.23 to Registrant’s Form 8-K filed with the Commission on March 21, 2012 (Commission File No. 0-23320).

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

101	XBRL Instance Document

101	XBRL Taxonomy Extension Schema Document

101	XBRL Taxonomy Extension Calculation Linkbase Document

101	XBRL Taxonomy Extension Label Linkbase Document

101	XBRL Taxonomy Extension Presentation Linkbase Document