Form 10-Q
period 2012-06-30
OLYMPIC STEEL INC
filed 2012-08-09
CIK 917470

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

( X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

(    )           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission File Number  0-23320

OLYMPIC STEEL, INC.
(Exact name of registrant as specified in its charter)

Ohio	34-1245650
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5096 Richmond Road, Bedford Heights, Ohio	44146
(Address of principal executive offices)	(Zip Code)

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
Large accelerated filer ( )	Accelerated filer (X)
Non-accelerated filer ( )	Smaller reporting company ( )
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined Rule 12b-2 of the Exchange Act).  Yes (  )  No (X)

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 9, 2012
Common stock, without par value	10,917,340

Olympic Steel, Inc.

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Olympic Steel, Inc.
Consolidated Balance Sheets
(in thousands)

	June 30, 2012	December 31, 2011
	(unaudited)	(audited)
Assets
Cash and cash equivalents	$2,816	$7,403
Accounts receivable, net	158,853	122,579
Inventories, net	312,275	277,765
Prepaid expenses and other	10,354	13,112
Total current assets	484,298	420,859
Property and equipment, at cost	343,279	329,116
Accumulated depreciation	(144,162)	(135,703)
Net property and equipment	199,117	193,413
Goodwill	47,370	47,254
Intangible assets, net	35,868	36,313
Other long-term assets	12,154	9,660
Total assets	$778,807	$707,499

Liabilities
Current portion of long-term debt	$8,967	$9,662
Accounts payable	116,682	104,425
Accrued payroll	11,541	11,613
Other accrued liabilities	14,610	13,875
Total current liabilities	151,800	139,575
Credit facility revolver	219,915	170,405
Long-term debt	59,624	64,149
Other long-term liabilities	11,490	9,580
Deferred income taxes	37,806	37,214
Total liabilities	480,635	420,923
Shareholders' Equity
Preferred stock	-	-
Common stock	121,496	119,816
Accumulated other comprehensive loss, net of tax	(403)	-
Retained earnings	177,079	166,760
Total shareholders' equity	298,172	286,576
Total liabilities and shareholders' equity	$778,807	$707,499

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.
Consolidated Statement of Comprehensive Income
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(unaudited)		(unaudited)
Net sales	$367,365	$299,000	$749,417	$593,381
Costs and expenses
Cost of materials sold (excludes items shown seperately below)	295,878	238,618	602,556	469,580
Warehouse and processing	21,003	16,371	42,225	31,961
Administrative and general	17,508	13,667	35,882	26,878
Distribution	9,219	6,139	18,278	12,347
Selling	6,763	5,127	13,904	10,931
Occupancy	2,115	1,667	4,438	3,493
Depreciation	4,913	3,512	9,683	6,979
Amortization	222	-	444	-
Total costs and expenses	357,621	285,101	727,410	562,169
Operating income	9,744	13,899	22,007	31,212
Other income, net	(5)	-	(39)	-
Income before interest and income taxes	9,749	13,899	22,046	31,212
Interest and other expense on debt	2,183	826	4,291	1,631
Income before income taxes	7,566	13,073	17,755	29,581
Income tax provision	3,040	5,127	6,999	11,312
Net income	$4,526	$7,946	$10,756	$18,269

Net loss on interest rate hedge, net of tax	(403)	-	(403)	-
Total comprehensive income	$4,123	$7,946	$10,353	$18,269

Earnings per share:
Net income per share - basic	$0.41	$0.73	$0.98	$1.67
Weighted average shares outstanding - basic	10,960	10,935	10,956	10,935
Net income per share - diluted	$0.41	$0.73	$0.98	$1.67
Weighted average shares outstanding - diluted	10,989	10,947	10,987	10,947

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.
Consolidated Statement of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2012	2011
	(unaudited)
Cash flows from (used for) operating activities:
Net income	$10,756	$18,269
Adjustments to reconcile net income to net cash used for operating activities -
Depreciation and amortization	10,753	7,132
Loss on disposition of property and equipment	174	39
Stock-based compensation	1,436	404
Other long-term assets	(2,032)	(209)
Other long-term liabilities	1,255	3,512
	22,342	29,147
Changes in working capital:
Accounts receivable	(36,274)	(57,629)
Inventories	(34,510)	(6,972)
Income taxes receivable and deferred	844	3,911
Prepaid expenses and other	2,758	(967)
Accounts payable	8,628	15,530
Change in outstanding checks	3,629	4,277
Accrued payroll and other accrued liabilities	782	(4,777)
	(54,143)	(46,627)
Net cash used for operating activities	(31,801)	(17,480)

Cash flows from (used for) investing activities:
Capital expenditures	(15,683)	(16,416)
Proceeds from disposition of property and equipment	2	12
Net cash used for investing activities	(15,681)	(16,404)

Cash flows from (used for) financing activities:
Credit facility revolver borrowings	303,470	231,475
Credit facility revolver repayments	(253,960)	(195,520)
Principal payments under capital lease obligations	(90)	-
Term loan repayments	(4,375)	-
Industrial revenue bond repayments	(755)	-
Credit facility fees and expenses	(1,203)	(760)
Proceeds from exercise of stock options (including tax benefits) and employee stock purchases	244	20
Dividends paid	(436)	(436)
Net cash from financing activities	42,895	34,779

Cash and cash equivalents:
Net change	(4,587)	895
Beginning balance	7,403	1,492
Ending balance	$2,816	$2,387

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.
Supplemental Disclosures of Cash Flow Information
(in thousands)

	Six Months Ended June 30,
	2012	2011
	(unaudited)
Cash paid during the period

Interest paid	$3,816	$1,473
Income taxes paid	$3,344	$6,688

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Notes to Consolidated Financial Statements

(unaudited)

June 30, 2012

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

(2)         Acquisition of Chicago Tube and Iron Company:

On July 1, 2011, the Company acquired all of the outstanding common shares of CTI pursuant to the terms of an Agreement and Plan of Merger dated May 18, 2011.  CTI stocks, processes and fabricates metal tubing, pipe, bar, valves and fittings and pressure parts at nine operating facilities located primarily throughout the Midwestern United States.  The Company paid for goodwill in conjunction with the acquisition, as CTI enhances the Company’s commercial opportunities by adding new product offerings to an expanded customer base and by increasing the Company’s distribution footprint.

The Company paid total cash consideration of $159.9 million, consisting of a base purchase price of $150.0 million, plus the closing cash, working capital and McNeeley purchase agreement payments (as disclosed in the Current Report on Form 8-K filed on May 20, 2011)  totaling approximately $9.9 million.  In addition, the Company assumed approximately $5.9 million of indebtedness and acquired $11.1 million of cash from CTI.  Olympic funded its acquisition of CTI primarily with borrowings under its amended asset-based credit facility.  During the second and third quarters of 2011, the Company incurred $919 thousand of direct acquisition-related costs in the aggregate.

Purchase Price Allocation

The acquisition of CTI was accounted for under the acquisition method of accounting and, accordingly, the purchase price of $159.9 million has been allocated to the assets acquired and liabilities assumed at July 1, 2011, the date of acquisition.  There were no material changes to the purchase price allocation since December 31, 2011.

Pro Forma Financial Information

The following unaudited pro forma summary of financial results presents the consolidated results of operations as if the CTI acquisition had occurred on January 1, 2010, after the effect of certain adjustments, including increased depreciation expense resulting from recording fixed assets at fair value, interest expense on the acquisition debt and amortization of customer relationships, with the related tax effects.  The pro forma results for the three and six months ended June 30, 2011 does not include any transactions costs and other non-recurring acquisition related expenses.  The pro forma results have been presented for comparative purposes only and are not indicative of what would have occurred had the acquisition been made on January 1, 2010, or of any potential results that may occur in the future.

	Three months ended June 30, 2011	Six months ended June 30, 2011
(in thousands, except per share amounts)
Pro forma (unaudited):
Net sales	$358,789	$713,888
Net income	$9,602	$20,917

Basic earnings per common share	$0.88	$1.91
Diluted earnings per common share	$0.88	$1.91

(3)         Accounts Receivable:

The Company maintained allowances for doubtful accounts and unissued credits of $3.5 million and $2.9 million at June 30, 2012 and December 31, 2011, respectively.  The allowance for doubtful accounts is maintained at a level considered appropriate based on historical experience and specific customer collection issues that have been identified.  Estimations are based upon a calculated percentage of accounts receivable, which remains fairly level from year to year, and judgments about the probable effects of economic conditions on certain customers, which can fluctuate significantly from year to year.  The Company cannot guarantee that the rate of future credit losses will be similar to past experience.  The Company considers all available information when assessing the adequacy of its allowance for doubtful accounts and unissued credits each quarter.

(4)         Inventories:

Inventories are stated at the lower of cost or market and include the costs of purchased metal, inbound freight, external processing and applicable labor and overhead costs.  Cost for the Company’s flat products segment (flat-rolled sheet, coil and plate products) is determined using the specific identification method.

As a result of the acquisition of CTI, certain of the Company’s tubular and pipe products inventory is stated under the last-in, first-out (LIFO) method, which is not in excess of market.  At June 30, 2012, approximately $46.1 million, or 14.8% of consolidated inventory, was reported under the LIFO method of accounting.  The cost of the remainder of CTI’s inventory is determined using a weighted average first-in, first-out method.

An actual valuation of the inventory under the LIFO method is made at the end of each year based on the inventory levels and costs at that time.  Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs.  Because estimates are subject to many factors beyond management’s control, annual results may differ from interim results.  Interim LIFO estimates are subject to a final year-end LIFO inventory valuation.  The Company did not record a LIFO adjustment in its second quarter of 2012 because its full-year LIFO estimate anticipates prices and quantities to be below July 1, 2011 levels.  As a result, there was no LIFO reserve at June 30, 2012.

Metal inventories consist of the following:

	June 30, 2012	December 31, 2011
(in thousands)
Unprocessed	$229,275	$207,301
Processed and finished	83,000	70,464
Totals	$312,275	$277,765

(5)         Intangible Assets:

Intangible assets, net, consisted of the following as of June 30, 2012:

	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
(in thousands)
Customer relationships - subject to amortization	$13,332	$(889)	$12,443
Trade name - not subject to amortization	23,425	-	23,425
	$36,757	$(889)	$35,868

The Company estimates that amortization expense for its intangible assets subject to amortization will be $889 thousand for the year ended December 31, 2012 and $889 thousand per year in each of the next five years.

(6)         Goodwill:

The carrying amount of goodwill, by reportable segment, is as follows:

	June 30, 2012	December 31, 2011
(in thousands)
Flat products	$7,083	$7,083
Tubular and pipe products	40,287	40,171
Total	$47,370	$47,254

The goodwill of $47.4 million is not deductible for income tax purposes.  The goodwill represents the excess of cost over the fair value of net tangible and intangible assets acquired.  The Company paid for goodwill in conjunction with the acquisitions, as they enhance the Company’s commercial opportunities by adding new product offerings to an expanded customer base and by increasing the Company’s distribution footprint.

In accordance with the Accounting Standards Codification, on an annual basis, an impairment test of goodwill is performed in the fourth quarter, or more frequently if changes in circumstances or the occurrence of events indicate potential impairment.  Events or changes in circumstances that could trigger an impairment review include significant nonperformance relative to the expected historical or projected future operating results, significant changes in the manner of the use of the acquired assets or the strategy for the overall business or significant negative industry or economic trends.

Due to the Company’s book value exceeding the Company’s market capitalization a triggering event review of potential goodwill impairment was performed in the second quarter as of June 1, 2012.  For the goodwill related to the tubular and pipe products segment a qualitative assessment was performed.  For the Company’s reportable units within the flat products segment, a discounted cash flow analysis was performed, which contains significant unobservable inputs, based upon average earnings before interest, taxes, depreciation and amortization and cash flow multiples.  In all cases, the fair values of the entities were substantially in excess of the carrying values of the entities and there were no indications of impairment.

(7)         Investments in Joint Ventures:

The Company and the United States Steel Corporation each own 50% of Olympic Laser Processing (OLP), a company that produced laser welded sheet steel blanks for the automotive industry.  OLP ceased operations in 2006.  In December 2006, the Company advanced $3.2 million to OLP to cover a loan guarantee.  As of December 31, 2011, the investment in and advance to OLP was valued at $1.6 million on the Company’s Consolidated Balance Sheet.

In May 2012 the real estate associated with OLP was sold.  The sale of the OLP real estate was completed on May 18, 2012, resulting in a pre-tax loss on sale to the Company of $9 thousand.  The Company is in the process of finalizing all of the transactions related to the sale of the real estate and dissolving OLP.

(8)         Debt:

The Company’s debt is comprised of the following components:

(in thousands)	June 30, 2012	December 31, 2011
Asset-based revolving credit facility due June 30, 2016	$219,915	$170,405
Term loan due June 30, 2016	61,979	66,354
Industrial revenue bond due April 1, 2018	5,125	5,880
Capital lease	1,487	1,577
Total debt	288,506	244,216
Less current amount	(8,967)	(9,662)
Total long-term debt	$279,539	$234,554

On March 16, 2012, the Company amended its existing asset-based revolving credit facility.  The amendment provided, among other things: (i) a reduction in the applicable margin for loans under the Company’s Loan and Security Agreement; (ii) additional revolving commitments to the borrowers in an aggregate principal amount of $50 million, which additional revolving commitments do not impact the borrowers’ incremental facilities; and (iii) permits certain transactions among the borrowers and Metales de Olympic, S. de R.L. de C.V., an indirect subsidiary of the Company.  The amended asset-based credit facility (the ABL Credit Facility) consists of a revolving credit line of $315 million and a $64 million term loan.  Revolver borrowings are limited to the lesser of a borrowing base, comprised of eligible receivables and inventories, or $315 million in the aggregate.  The ABL Credit Facility matures on July 1, 2016.

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

In June 2012, the Company entered into a forward starting fixed rate interest rate hedge commencing July 2013 in order to eliminate the variability of cash interest payments on $53 million of the outstanding LIBOR based borrowings under the ABL credit facility.  The hedge matures on June 1, 2016 and is reduced monthly by the principal payments on the term loan.  The interest rate hedge fixed the rate at 1.21%.  Although the Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate hedge agreement, the Company anticipates performance by the counterparties.

As of June 30, 2012, $5.4 million of bank financing fees were included in “Prepaid expenses and other” and “Other long-term assets” on the accompanying Consolidated Balance Sheet.  This includes $1.2 million of financing fees paid for the March 16, 2012 amendment.  The financing fees are being amortized over the remaining term of the ABL Credit Facility.

As of June 30, 2012, the Company was in compliance with its covenants and had approximately $85 million of availability under the ABL Credit Facility.

As part of the CTI acquisition, the Company assumed approximately $5.9 million of Industrial Revenue Bond indebtedness issued through the Stanly County, North Carolina Industrial Revenue and Pollution Control Authority (IRB).  The bond matures in April 2018, with the option to provide principal payments annually on April 1st.  On April 1, 2012, the Company paid an optional principal payment of $755 thousand.  Interest is payable monthly, with a variable rate that resets weekly.   As security for payment of the bonds, the Company obtained a direct pay letter of credit issued by JPMorgan Chase Bank, N.A.  The letter of credit reduces annually by the principal reduction amount.  The interest rate at June 30, 2012 was 0.23% for the IRB debt.

The Company entered into an interest rate swap agreement to reduce the impact of changes in interest rates on the above IRB.  At June 30, 2012, the effect of the swap agreement on the bond was to fix the rate at 3.46 percent.  The swap agreement matures April 2018, but is reduced annually by the amount of the optional principal payments on the bond.  Although, the Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap agreement, the Company anticipates performance by the counterparties.

(9)         Derivative Instruments:

Nickel swaps

During 2012 and 2011, the Company entered into nickel swaps indexed to the London Metal Exchange (LME) price of nickel with third-party brokers.  The nickel swaps are treated as derivatives for accounting purposes.  The Company entered into the swaps to mitigate its customers’ risk of volatility in the price of nickel.  The nickel swaps vary in length from nine to 21 months and are settled with the broker at maturity.  The economic benefit or loss arising from the changes in fair value of the swaps is contractually passed through to the customer.  The primary risk associated with the nickel swaps is the ability of customers or third-party brokers to honor their agreements with the Company related to derivative instruments.  If the customer or third-party brokers are unable to honor their agreements, the Company’s risk of loss is the fair value of the nickel swap.

While these derivatives are intended to help the Company manage risk, they have not been designated as hedging instruments. The periodic changes in fair value of the nickel and embedded customer derivative instruments are included in “Cost of materials sold” in the Consolidated Statement of Comprehensive Income.  We recognize derivative positions with both the customer and the third party for the derivatives and we classify cash settlement amounts associated with them as part of “Cost of materials sold” in the Consolidated Statements of Comprehensive Income.  The periodic changes in fair value of the interest rate swap are included in “Other income and expense, net” in the Consolidated Statement of Comprehensive Income.  Cash settlement amounts associated with the interest rate swap are included in “Interest and other expense on debt” in the Consolidated Statements of Comprehensive Income.

The embedded customer derivatives are included in “Accounts receivable, net”, and the nickel and interest rate swaps are included in “Other accrued liabilities” and “Other long-term liabilities” on the Consolidated Balance Sheet at June 30, 2012 and December 31, 2011.

Interest rate swap

CTI entered into an interest rate swap to reduce the impact of changes in interest rates on its IRB.  The swap agreement matures April 2018, the same time as the IRB, but is reduced annually by the amount of the principal payments on the IRB.  Although the Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap agreement, the Company anticipates performance by the counterparties.  The interest rate swap is not treated as a hedging instrument for accounting purposes.

Fixed rate interest rate hedge

In June 2012, the Company entered into a forward starting fixed rate interest rate hedge commencing July 2013 in order to eliminate the variability of cash interest payments on $53 million of the outstanding LIBOR-based borrowings under the ABL Credit Facility.  The hedge matures on June 1, 2016 and is reduced monthly by the principal payments on the term loan.  The fixed rate interest rate hedge is accounted for as a cash flow hedging instrument for accounting purposes.

The table below shows the total net gain or (loss) recognized in the Company’s Consolidated Statement of Comprehensive Income of the derivatives for the three and six months ended June 30, 2012 and 2011.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
(in thousands)
Interest rate swap	$(5)	$-	$16	$-
Nickel swaps	(164)	(16)	(229)	72
Embedded customer derivatives	164	16	229	(72)
Total (income) expense	$(5)	$-	$16	$-

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

During the six months ended June 30, 2012, there were no transfers of financial assets between the levels in the fair value hierarchy.  Following is a description of the valuation methodologies used for assets and liabilities measured at fair value as of June 30, 2012 and December 31, 2011:

Nickel swaps and embedded customer derivatives – Determined by using Level 2 inputs that include the price of nickel indexed to the LME.  The fair value is determined based on quoted market prices and reflects the estimated amounts the Company would pay or receive to terminate the nickel swaps.

Interest rate swap and fixed rate interest rate hedge – Based on the present value of the expected future cash flows, considering the risks involved, and using discount rates appropriate for the maturity date.  Market observable Level 2 inputs are used to determine the present value of future cash flows.

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company:

(in thousands)
June 30, 2012	Level 1	Level 2	Level 3	Total

Assets:
Embedded customer derivatives	$-	$229	$-	$229

Liabilities:
Nickel swaps	-	284	-	284
Interest rate swap		476		476
Fixed interest rate hedge	-	655	-	655
Total liabilities at fair value	$-	$1,415	$-	$1,415

(in thousands)
December 31, 2011	Level 1	Level 2	Level 3	Total

Assets:
Embedded customer derivatives	$-	$55	$-	$55

Liabilities:
Nickel swaps	-	55	-	55
Interest rate swap	-	492	-	492
Total liabilities at fair value	$-	$547	$-	$547

Long-Term Financial Instruments

The fair value of the IRB is determined using Level 1 inputs.  The carrying value and the fair value of the IRB that qualify as financial instruments were both $4.3 million and $5.1 million at June 30, 2012 and December 31, 2011, respectively.

The fair values of the revolver and term loan are determined using Level 2 inputs. The carrying values of the revolver and the term loan were $219.9 million and $54.0 million, at June 30, 2012, respectively.  The carrying value of the revolver and the term loan were $170.4 million and $57.6 million, at December 31, 2011, respectively.  As the revolver and term loan were amended in 2012, refinanced in 2011, and carry variable interest rates, management believes that the amounts are carried at fair value at June 30, 2012 and December 31, 2011.

(11)       Accumulated Other Comprehensive Loss:

In June 2012, the Company entered into a forward starting fixed rate interest rate hedge commencing July 2013 in order to eliminate the variability of cash interest payments on $53 million of the outstanding LIBOR based borrowings under the ABL Credit Facility.  The hedge matures on June 1, 2016 and is reduced monthly by the principal payments on the term loan.  The fixed rate interest rate hedge is accounted for as a cash flow hedging instrument for accounting purposes.  The fair value of the interest rate hedge of $655 thousand, net of tax of $252 thousand is included in “Accumulated other comprehensive loss” on the Consolidated Balance Sheets at June 30, 2012.

(12)       Equity Plans:

Stock Options

The following table summarizes stock option activity during the six months ended June 30, 2012:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2011	46,007	$20.90
Granted	-	-
Exercised	(2,170)	4.18
Canceled	-	-
Outstanding at June 30, 2012	43,837	$21.73	3.3 years	$143
Exercisable at June 30, 2012	43,837	$21.73	3.3 years	$143

There were 2,170 stock options exercised during the six months ended June 30, 2012.  There were no stock options exercised during the six months ended June 30, 2011.  The total intrinsic value of stock options exercised during the six months ended June 30, 2012 was $52 thousand.  All options outstanding are vested as of June 30, 2012.

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

On January 3, 2012 and March 1, 2011, the Compensation Committee of the Company’s Board of Directors approved the grant of 1,800 restricted stock units (RSUs) to each non-employee Director.  Subject to the terms of the Plan and the RSU agreement, the RSUs vest after one year of service (from the date of grant).  The RSUs are not converted into shares of common stock until the director either resigns or is terminated from the Board of Directors.

The fair value of each RSU was estimated to be the closing price of the Company’s common stock on the date of the grant, which was $25.55 and $26.91 for the grants on January 3, 2012 and March 1, 2011, respectively.

In 2011, the Compensation Committee for the Company’s Board of Directors approved changes to the Senior Management Compensation Program to include an equity component in order to encourage more ownership of Common Stock by the executives.  Starting in 2011, the Senior Management Compensation Program imposed stock ownership requirements upon the participants.  Beginning in 2011, each participant is required to own at least 750 shares of Common Stock for each year that the participant participates in the Senior Management Compensation Program.  Any participant that fails to meet to the stock ownership requirements will be ineligible to receive any equity awards under the Company’s equity compensation plans, including the Plan, until the participant satisfies the ownership requirements.  To assist participants in meeting the stock ownership requirements, on an annual basis, if a participant purchases 500 shares of Common Stock on the open market, the Company will award that participant 250 shares of Common Stock.  During the six months ended June 30, 2102 the Company matched 6,750 shares.  Additionally, any participant who continues to comply with the stock ownership requirements as of the five-year, 10-year, 15-year, 20-year and 25-year anniversaries of the participant’s participation in the Senior Management Compensation Program will receive a restricted stock unit award with a dollar value of $25 thousand, $50 thousand, $75 thousand, $100 thousand and $100 thousand, respectively.  Restricted stock unit awards will convert into the right to receive shares of Common Stock upon a participant’s retirement, or earlier upon the executive’s death or disability or upon a change in control of the Company.

In recognition of their performance and dedicated years of service, on December 31, 2011, the Compensation Committee of the Board of Directors granted 81,475 RSUs to Messrs. Michael D. Siegal, Chairman and Chief Executive Officer, David A.Wolfort, President and Chief Operating Officer, and Richard T. Marabito, Chief Financial Officer and Treasurer.  The fair value of each RSU was estimated to be the closing price of the Company’s common stock on the date of the grant, which was $23.32 on December 31, 2011.  The RSUs vest in five years.  Except in limited circumstances, the RSUs will not convert into shares of Common Stock until the retirements of Messrs. Siegal, Wolfort and Marabito, respectively.  These RSUs are not a part of the 2011 Senior Management Compensation Program discussed above.

Stock-based compensation expense recognized on RSUs for the three and six months ended June 30, 2012 and 2011, respectively, is summarized in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
(in thousands, except per share data)
RSU expense before taxes	$272	$129	$552	$216
RSU expense after taxes	$163	$78	$335	$133
Impact per basic share	$0.01	$0.01	$0.03	$0.01
Impact per diluted share	$0.01	$0.01	$0.03	$0.01

All pre-tax charges related to RSUs were included in the caption “Administrative and general” on the accompanying Consolidated Statement of Comprehensive Income.

The following table summarizes the activity related to RSUs for the six months ended June 30, 2012:

	Number of Shares	Weighted Average Granted Price	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2011	147,603	$27.16
Granted	40,368	23.97
Converted into shares	(375)	22.68
Forfeited	-	-
Outstanding at June 30, 2012	187,596	$26.48	-
Vested at June 30, 2012	121,443	$25.95	-

During the six months ended June 30, 2012, 375 RSUs were converted into shares.  No RSUs were converted into shares during the six months ended June 30, 2011.

(13)       Capital Lease:

The Company leases a warehouse in Streetsboro, Ohio under a capital lease agreement.  The Company has signed a purchase agreement to purchase the facility at the end of the lease for $1.3 million.  The capital lease obligation is included in “Current portion of short-term debt” and “Long-term debt” on the accompanying Consolidated Balance Sheet.

The capital lease obligation is as follows:

(in thousands)	June 30, 2012	December 31, 2011
Total capital lease obligation	$1,491	$1,587
Less: interest	(4)	(10)
Capital lease obligation	1,487	1,577
Less: current	(162)	(157)
Long term capital lease	$1,325	$1,420

(14)       Income Taxes:

For the three months ended June 30, 2012, the Company recorded an income tax provision of $3.0 million, or 40.2%, compared to $5.1 million, or 39.2%, for the three months ended June 30, 2011.

For the six months ended June 30, 2012, the Company recorded an income tax provision of $7.0 million, or 39.4%, compared to $11.3 million, or 38.2%, for the six months ended June 30, 2011.

(15)       Shares Outstanding and Earnings Per Share:

Earnings per share have been calculated based on the weighted average number of shares outstanding as set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
(in thousands, except per share data)

Weighted average basic shares outstanding	10,960	10,935	10,956	10,935
Assumed exercise of stock options and issuance of stock awards	29	12	31	12
Weighted average diluted shares outstanding	10,989	10,947	10,987	10,947

Net income	$4,526	$7,946	$10,756	$18,269

Basic earnings per share	$0.41	$0.73	$0.98	$1.67
Diluted earnings per share	$0.41	$0.73	$0.98	$1.67

Anti-dilutive securities outstanding	178	118	178	118

(16)       Segment Information:

Since the July 1, 2011 acquisition of CTI, the Company operates in two reportable segments, flat products and tubular and pipe products.  The following table summarizes financial information regarding segments:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011
Net sales
Flat products	$307,887	$299,000	$624,516	$593,381
Tubular and pipe products	59,478	-	124,901	-
Total net sales	$367,365	$299,000	$749,417	$593,381

Operating income
Flat products	$5,299	$13,899	$11,118	$31,212
Tubular and pipe products	4,445	-	10,889	-
Total operating income	$9,744	$13,899	$22,007	$31,212

Depreciation and amortization
Flat products	$3,952	$3,512	$7,822	$6,979
Tubular and pipe products	1,183	-	2,305	-
Total depreciation and amortization	$5,135	$3,512	$10,127	$6,979

Capital expenditures
Flat products	$5,286	$8,513	$10,732	$16,416
Tubular and pipe products	2,428	-	4,951	-
Total capital expenditures	$7,714	$8,513	$15,683	$16,416

(in thousands)	June 30, 2012	December 31, 2011
Total assets
Flat products	$556,182	$494,179
Tubular and pipe products	222,625	213,320
Total assets	$778,807	$707,499

There were no material intercompany revenue transactions between the flat products and tubular and pipe products segments.

The Company sells certain products internationally, primarily in North, Central and South America.  International sales have been immaterial to the consolidated financial results and to the individual segment’s results.

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

Forward-Looking Information

This Quarterly Report on Form 10-Q and other documents we file with the SEC contain various forward-looking statements that are based on current expectations, estimates, forecasts and projections about our future performance, business, our beliefs and management’s assumptions.  In addition, we, or others on our behalf, may make forward-looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, conferences, webcasts, phone calls and conference calls.  Words such as “may,” “will,” “anticipate,” “should,” “intend,” “expect,” “believe,” “estimate,” “project,” “plan,” “potential,” and “continue,” as well as the negative of these terms or similar expressions, are intended to identify forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those implied by such statements including, but not limited to:

•	general and global business, economic, financial and political conditions, including the ongoing effects of the global economic recovery;
•	access to capital and global credit markets;
•	competitive factors such as the availability and pricing of metal, industry shipping and inventory levels and rapid fluctuations in customer demand and metal pricing;
•	the cyclicality and volatility within the metals industry;
•	the ability of our customers (especially those that may be highly leveraged, and those with inadequate liquidity) to maintain their credit availability;
•	the success of our new facility startups in Gary, Indiana; Mount Sterling, Kentucky; Monterrey, Mexico; Roseville, Minnesota; Kansas City, Missouri; and Streetsboro, Ohio;
•	the ability to successfully integrate the newly leased locations or newly acquired businesses into our operations and achieve expected results;
•	equipment installation delays or malfunctions, including the Streetsboro, Ohio facility;
•	the ability to comply with the terms of our asset-based credit facility and to make the required term loan payments;
•	the ability of our customers to honor their agreements related to derivative instruments;
•	customer, supplier and competitor consolidation, bankruptcy or insolvency;
•	reduced production schedules, layoffs or work stoppages by our own or our suppliers’ or customers’ personnel;
•	the availability and costs of transportation and logistical services;
•	the amounts, successes and our ability to continue our capital investments and strategic growth initiatives and our business information system implementations;
•
the successes of our strategic efforts and initiatives to increase sales volumes, maintain or improve working capital turnover and free cash flows, improve inventory turnover and improve our customer service;

•	the timing and outcome of inventory lower of cost or market adjustments;
•	the adequacy of our existing information technology and business system software;

•	our ability to pay regular quarterly cash dividends and the amounts and timing of any future dividends;
•	our ability to generate free cash flow through operations and decreased future capital expenditures, reduce inventory and repay debt within anticipated time frames;
•	the recently enacted federal healthcare legislation’s impact on the healthcare benefits required to be provided by us and the impact of such legislation on our compensation and administrative costs;
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

Overview

We are a leading metals service center that operates in two reportable segments; flat products and tubular and pipe products.  We provide metal processing and distribution services for a wide range of customers.  Our primary focus is on the direct sale and distribution of large volumes of processed carbon, aluminum and stainless flat-rolled sheet, coil and plate products.  Commencing with the July 1, 2011 acquisition of CTI, we also distribute metal tubing, pipe, bar, valves and fittings and fabricate pressure parts supplied to various industrial markets.  Products that require more value-added processing generally have a greater gross profit and higher margins.  Accordingly, our overall gross profit is affected by, among other things, product mix, the amount of processing performed, the demand for and availability of metal, volatility in selling prices and material purchase costs.  We also perform toll processing of customer-owned metal. We sell certain products internationally, primarily in North, Central and South America.  International sales have been immaterial to our consolidated financial results.

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

At June 30, 2012, we employed approximately 1,850 people.  Approximately 370 of the hourly plant personnel are represented by nine separate collective bargaining units.  The table below shows the expiration dates of the collective bargaining agreements.

Facility	Expiration date

Detroit, Michigan	August 31, 2012
Milan, Illinois	August 12, 2013
St. Paul, Minnesota	May 25, 2013
Duluth, Minnesota	December 21, 2014
Locust, North Carolina	March 4, 2015
Romeoville, Illinois	May 31, 2015
Minneapolis coil, Minnesota	September 30, 2015
Indianpolis, Indiana	January 29, 2016
Minneapolis plate, Minnesota	March 31, 2017

We are in the process of re-negotiating the collective bargaining agreement for our Detroit, Michigan operation that expires on August 31, 2012 and do not anticipate any impact to our business during this process.  We have never experienced a work stoppage and we believe that our relationship with employees is good.  However, any prolonged work stoppages by our personnel represented by collective bargaining units could have a material adverse impact on our business, financial condition, results of operations and cash flows.

Reportable Segments

As a result of our July 1, 2011 acquisition of CTI, we operate two reportable segments; flat products and tubular and pipe products.

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

Tubular and pipe products

The tubular and pipe products segment consists of the acquired CTI business.  Through our tubular and pipe products segment, we distribute metal tubing, pipe, bar, valve and fittings and fabricate pressure parts supplied to various industrial markets.  Founded in 1914, CTI operates nine facilities in the United States, primarily throughout the Midwest.

Results of Operations

Consolidated Operations

The following table presents consolidated operating results for the periods indicated (dollars are shown in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2012		2011		2012		2011
	$	% of net sales	$	% of net sales	$	% of net sales	$	% of net sales
Net sales	$367,365	100.0%	$299,000	100.0%	$749,417	100.0%	$593,381	100.0%

Cost of materials sold (1)	295,878	80.5%	238,618	79.8%	602,556	80.4%	469,580	79.1%

Gross profit (2)	71,487	19.5%	60,382	20.2%	146,861	19.6%	123,801	20.9%

Operating expenses (3)	61,743	16.8%	46,483	15.5%	124,854	16.7%	92,589	15.6%

Operating income	$9,744	2.7%	$13,899	4.6%	$22,007	2.9%	$31,212	5.3%

(1)	Cost of materials sold includes the cost of purchased metals, inbound and internal transfer freight and external processing costs
(2)	Gross profit is calculated as net sales less the cost of materials sold.
(3)	Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Net sales increased 22.9% to $367.4 million during the three months ended June 30, 2012 from $299.0 million during the three months ended June 30, 2011.  Net sales increased 26.3% to $749.4 million during the six months ended June 30, 2012 from $593.4 million during the six months ended June 30, 2011.  The increase in sales was due to the July 1, 2011 acquisition of CTI and increased tonnage in the flat products segment.  CTI sales for the three months ended June 30, 2012 totaled $59.5 million, accounting for 87.0% of the sales increase.   CTI sales for the six months ended June 30, 2012 totaled $124.9 million, accounting for 80.0% of the sales increase.  We expect our sales to decrease slightly in the third quarter as shipments typically decrease during the third quarter due to less ship days, seasonal shut-downs and the average sales price is expected to be lower in the third quarter compared to the second quarter of 2012.

Cost of materials sold increased 24.0% to $295.9 million during the three months ended June 30, 2012 from $238.6 million during the three months ended June 30, 2011.  Cost of materials sold increased 28.3% to $602.6 million during the first half of 2012 from $469.6 million during the first half of 2011.  The increase in cost of materials sold was due to the July 1, 2011 acquisition of CTI and increased tonnage in the flat products segment.  CTI cost of materials sold accounted for $43.1 million, or 75.3%, of the increase for the three months ended June 30, 2012 and $88.0 million, or 66.2%, of the increase for the six months ended June 30, 2012.

As a percentage of net sales, gross profit decreased to 19.5% in the second quarter of 2012 compared to 20.2% in the second quarter of 2011.  As a percentage of net sales, gross profit decreased to 19.6% in the first half of 2012 compared to 20.9% in the first half of 2011.  The decreases in gross margin for both the three and six months ended June 30, 2012 were primarily due to margin pressures in the flat products segment as metals prices continued to decline in the first half of 2012.  The decline in flat products segment margins was offset by the pipe and tube segment margins, which are typically higher than flat products margins.  We expect our gross profit in the third quarter of 2012 to continue to be pressured.

Operating expenses in the second quarter of 2012 increased $15.2 million, or 32.8%, from the second quarter of 2011.    As a percentage of net sales, operating expenses increased to 16.8% for the second quarter of 2012 from 15.5% in the comparable 2011 period.  During 2012, higher operating expenses were primarily attributable to the impact of the acquisition of CTI, which accounted for $11.9 million, or 78.2%, of the increase, and increased depreciation expense of $1.4 million or 9.2% of the increase related to the capital expenditure spending of the past 18 months.  Operating expenses during the first half of 2012 increased $32.3 million, or 34.8%, from the first half of 2011.    As a percentage of net sales, operating expenses increased to 16.7% for the first half of 2012 from 15.6% in the comparable 2011 period.  During 2012, higher operating expenses were primarily attributable to the impact of the acquisition of CTI, which accounted for $26.0 million, or 80.7%, of the increase, and increased depreciation expense of $2.7 million, or 8.4%, of the increase related to the capital expenditure spending of the past 18 months.

Interest and other expense on debt totaled $2.2 million for the second quarter of 2012 compared to $826 thousand for the second quarter of 2011.  Interest and other expense on debt totaled $4.3 million for the first half of 2012 compared to $1.6 million for the first half of 2011.  Our effective borrowing rate, exclusive of deferred financing fees and commitment fees, was 2.9% for the first six months of 2012 compared to 4.4% for the first six months of 2011.  The increase in interest and other expense on debt in 2012 was primarily attributable to the additional debt incurred for the acquisition of CTI, higher financing fee amortization and increased working capital borrowings, offset by the lower borrowing rate under our asset based credit facility.

For the second quarter of 2012, income before income taxes totaled $7.6 million compared to $13.1 million in the second quarter of 2011.  For the first six months of 2012, income before income taxes totaled $17.8 million, compared to $29.6 million in the first six months of 2011.  An income tax provision of 39.4% was recorded for the first six months of 2012, compared to an income tax provision of 38.2% for the first six months of 2011.  The increase in the tax rate during 2012 is a result of the impact of permanent non-deductible tax items applied to a lower pre-tax income level.  We expect our full year 2012 income tax provision to approximate 39.4%.

Net income for the second quarter of 2012 totaled $4.5 million or $0.41 per basic and diluted share, compared to $7.9 million or $0.73 per basic and diluted share, for the second quarter of 2011.  Net income for the first six months of 2012 totaled $10.8 million or $0.98 per basic and diluted share, compared to $18.3 million or $1.67 per basic and diluted share, for the first six months of 2011.

Segment Operations

Flat products

The following table presents operating results for our flat products segment for the three and six months ended June 30, 2012 and 2011 (dollars are shown in thousands):

	Three months ended June 30,				Six months ended June 30,
	2012		2011		2012		2011
		% of net sales		% of net sales		% of net sales		% of net sales
Direct tons sold	280,149		266,713		573,687		561,600
Toll tons sold	22,205		18,692		39,844		41,147
Total tons sold	302,354		285,405		613,531		602,747

Net sales	$307,887	100.0%	$299,000	100.0%	$624,516	100.0%	$593,381	100.0%

Average selling price	1,018		1,048		1,018		984

Cost of materials sold (1)	252,772	82.1%	238,618	79.8%	514,568	82.4%	469,580	79.1%

Gross profit (2)	55,116	17.9%	60,382	20.2%	109,948	17.6%	123,801	20.9%

Operating expenses (3)	49,817	16.2%	46,483	15.5%	98,830	15.8%	92,589	15.6%

Operating income	5,299	1.7%	13,899	4.6%	11,118	1.8%	31,212	5.3%

(1)	Cost of materials sold includes the cost of purchased metals, inbound and internal transfer freight and external processing costs
(2)	Gross profit is calculated as net sales less the cost of materials sold.
(3)	Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Tons sold by our flat products segment increased 5.9% to 302 thousand in the second quarter of 2012, from 285 thousand in the second quarter of 2011.  Tons sold by our flat products segment increased 1.8% to 614 thousand during the six months ended June 30, 2012 from 603 thousand during the six months ended June 30, 2011.   Toll tons sold in the second quarter of 2012 was higher than the second quarter of 2011 as we performed additional toll business for one of our existing customers.  Toll tons sold in the first six months of 2012 were lower as our automotive sales mix increased to more direct sales in the first half of 2012.

Net sales in our flat products segment increased 3.0% to $307.9 million in the second quarter of 2012 from $299.0 million in the second quarter of 2011.  Net sales in our flat products segment increased 5.2% to $624.5 million during the first six months of 2012 from $593.4 million during the first six months of 2011.  The 2012 increases in sales were due to increased average selling prices and increased tonnage compared to 2011.   Market prices for metals declined during the first half of 2012 compared to a rising price market in the first half of 2011.  We expect our flat products net sales to decrease during the third quarter of 2012 due to less ship days, seasonal shut-downs, and expected lower average selling prices compared to the second quarter of 2012.

Cost of materials sold in our flat products segment increased 5.9% to $252.8 million during the three months ended June 30, 2012 from $238.6 million during the three months ended June 30, 2011.  Cost of materials sold was higher due to the increased tonnage as the average cost per ton stayed flat between the second quarter of 2012 and 2011.  Cost of materials sold increased 9.6% to $514.6 million during the first half of 2012 from $469.6 million during the first half of 2011.  Cost of materials sold was higher during the six months ended June 30, 2012 than the comparable period in 2011 as the average cost of inventory was higher entering 2012 than it was entering 2011.

As a percentage of net sales, gross profit totaled 17.9% in the second quarter of 2012 compared to 20.2% in the second quarter of 2011.  During the first six months of 2012, gross profit totaled 17.6% compared to 20.9% during the same time period last year.  The decrease in gross margin during 2012 was primarily due to competitive market pressures associated with declining market prices for metals in 2012, lower gross profit in our start-up locations as we build market share, and the comparative effect to a rising price market in the first half of 2011.  Our gross profit in the beginning of the third quarter of 2012 is lower than the second quarter.

Operating expenses in the second quarter of 2012 increased $3.3 million, or 7.2%, from the second quarter of 2011.  As a percentage of net sales, operating expenses increased to 16.2% for the second quarter of 2012 from 15.5% in the comparable 2011 period.  Operating expenses during the first half of 2012 increased $6.2 million, or 6.7%, from the first half of 2011.  As a percentage of net sales, operating expenses increased to 15.8% for the first half of 2012 from 15.6% in the comparable 2011 period.  The increase in operating expenses during 2012 is a result of six new start-up locations, which are at various stages of capacity.  During the first half of the year our Gary, Indiana facility operatgd at about 30% of its capacity.  The equipment at our Streetsboro, Ohio facility is expected to become operational in the third quarter of 2012.  The new facilities incurred $4.8 million of operating expenses in the first half, contributing to the depreciation expense increase of $843 thousand for the flat rolled segment.

Operating income for the second quarter of 2012 totaled $5.3 million compared to $13.9 million in the comparable 2011 period.  Operating income for the first half of 2012 totaled $11.1 million compared to $31.2 million in the comparable 2011 period.

Tubular and pipe products

The following table presents operating results for our tubular and pipe products segment for the three and six months ended June 30, 2012 (dollars are shown in thousands):

	Three months ended June 30,2012		Six months ended June 30, 2012
		% of net sales		% of net sales

Net sales	$59,478	100.0%	$124,901	100.0%

Cost of materials sold (1)	43,107	72.5%	87,988	70.4%

Gross profit (2)	16,371	27.5%	36,913	29.6%

Operating expenses (3)	11,926	20.1%	26,024	20.8%

Operating income	4,445	7.5%	10,889	8.7%

(1)	Cost of materials sold includes the cost of purchased metals, inbound and internal transfer freight and external processing costs
(2)	Gross profit is calculated as net sales less the cost of materials sold.
(3)	Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Net sales in our tubular and pipe products segment were $59.5 million, or 16.2%, of consolidated net sales, in the three months ended June 30, 2012.   Net sales in our tubular and pipe products segment were $124.9 million, or 16.7%, of consolidated net sales, in the six months ended June 30, 2012.

Cost of materials sold in our tubular and pipe products segment was $43.1 million, 14.6%, of consolidated cost of materials sold for the three months ended June 30, 2012.  Cost of materials sold was $88.0 million, or 14.6%, of consolidated cost of materials sold for the six months ended June 30, 2012.

Tubular and pipe products segment gross margins are higher than our traditional flat products segment.  As a percentage of net segment sales, gross profit totaled 27.5% in the second quarter of 2012 and 29.6% for the first half of 2012.  The decrease in gross margin during 2012 was primarily due to competitive market pressures associated with declining market prices for metals in the second quarter of 2012 and the mix of products sold during the second quarter.

Operating expenses for the tubular and pipe products segment were $11.9 million, or 20.1%, of net segment sales, in the three months ended June 30, 2012, and $26.0 million, or 20.8%, for the six months ended June 30, 2012.

Operating income for the second quarter of 2012 totaled $4.4 million and operating income for the first half of 2012 totaled $10.9 million.  We expect similar sales and earnings results in the third quarter of 2012 as in the second quarter for the tubular and pipe products segment.

Liquidity, Capital Resources and Cash Flows

Our principal capital requirements include funding working capital needs, purchasing, upgrading and acquiring processing equipment and facilities, making acquisitions and paying dividends.  We use cash generated from operations, leasing transactions and borrowings under our asset-based credit facility to fund these requirements.

Operating Activities

For the six months ended June 30, 2012, we used $31.8 million of net cash for operations, of which $22.3 million was generated from operating activities and $54.1 million was used for working capital.

Working capital at June 30, 2012 totaled $332.5 million, a $51.2 million increase from December 31, 2011.  The increase was primarily attributable to a $36.3 million increase in accounts receivable (resulting from higher sales prices from the fourth quarter of 2011 as our days of sales outstanding remained consistent), a $34.5 million increase in inventories (resulting from increased inventory purchases and slower inventory turnover), partially offset by a $12.3 million increase in accounts payable (associated with the higher inventory levels).  We expect to decrease our inventory levels during the second half of 2012.

Investing Activities

Net cash used for investing activities was $15.7 million during the six months ended June 30, 2012 compared to $16.4 million during the six months ended June 30, 2011.  Capital expenditures were attributable to additional processing equipment at our existing facilities and building improvements to our new facilities in Gary, Indiana and Streetsboro, Ohio and expansion of our equipment capabilities in Chambersburg, Pennsylvania in response to customer demands.  In 2012, we expect to spend approximately $30 million to $35 million, depending on timing of payments, for capital expenditures; primarily related to final payments on the temper mill facility in Gary, Indiana and additional processing equipment at our existing facilities to meet our customers’ growing demand.  Commencing in 2013, we anticipate our capital spending to decrease to less than our annual depreciation expense.

We continue to successfully implement our new business systems.  During the first six months of 2012, we expensed $627 thousand and capitalized $363 thousand associated with the implementation of the systems.  Since the project began in 2006, we have expensed $11.4 million and capitalized $16.9 million associated with the project.

Financing Activities

During the first six months of 2012, $42.9 million of cash was provided from financing activities, which primarily consisted of borrowings under our revolver contained in our asset-based revolving credit facility (the ABL Credit Facility).  During 2012, we paid $1.2 million of bank financing fees in connection with our March 16, 2012 amendment to our ABL Credit Facility.  In addition, we paid $4.4 million of scheduled principal payments on our term loan under our ABL Credit Facility and made a voluntary $755 thousand principal payment on our Industrial Revenue Bond indebtedness issued through the Stanly County, North Carolina Industrial Revenue and Pollution Control Authority (IRB).

Dividends paid were $436 thousand for each of the six months ended June 30, 2012 and 2011.  In July 2012, our Board of Directors approved a regular quarterly dividend of $0.02 per share, which will be paid on September 18, 2012 to shareholders of record as of September 4, 2012.  Regular dividend distributions in the future are subject to the availability of cash, the $2.5 million annual limitation on cash dividends under our ABL Credit Facility and continuing determination by our Board of Directors that the payment of dividends remains in the best interest of our shareholders.

Debt Arrangements

On March 16, 2012 we amended our existing revolver under our ABL Credit Facility.  The amendment provided, among other things: (i) a reduction in the applicable margin for loans under our Loan and Security Agreement; (ii) additional revolving commitments to the borrowers in an aggregate principal amount of $50 million, which additional revolving commitments do not impact the borrowers’ incremental facilities; and (iii) certain transactions among the borrowers and Metales de Olympic, S. de R.L. de C.V., an indirect subsidiary of ours.  As amended the ABL Credit Facility consists of a revolving credit line of $315 million and a $64 million term loan.  Revolver borrowings are limited to the lesser of a borrowing base, comprised of eligible receivables and inventories, or $315 million in the aggregate.  The ABL Credit Facility matures on July 1, 2016.

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

In June 2012, we entered into a forward starting fixed rate interest rate hedge commencing July 2013 in order to eliminate the variability of cash interest payments on $53 million of the outstanding LIBOR based borrowings under the ABL credit facility.  The hedge matures on June 1, 2016 and is reduced monthly by the principal payments on the term loan.  The interest rate hedge fixed the rate at 1.21%.  Although we are exposed to credit loss in the event of nonperformance by the other parties to the interest rate hedge agreement, we anticipate performance by the counterparties.

As of June 30, 2012, $5.4 million of bank financing fees were included in “Prepaid expenses and other” and “Other long-term assets” on the accompanying Consolidated Balance Sheet.  This includes $1.2 million of financing fees paid for the March 16, 2012 amendment.  The financing fees are being amortized over the remaining term of the credit facility.

As of June 30, 2012, we were in compliance with our covenants and had approximately $85 million of availability under the ABL Credit Facility.

As part of the CTI acquisition, we assumed approximately $5.9 million of Industrial Revenue Bond indebtedness issued through the Stanly County, North Carolina Industrial Revenue and Pollution Control Authority (IRB).  The bond matures in April 2018, with the option to provide principal payments annually on April 1st.  On April 1, 2012, we paid an optional principal payment of $755 thousand.  Interest is payable monthly, with a variable rate that resets weekly.   As security for payment of the bonds, we obtained a direct pay letter of credit issued by JPMorgan Chase Bank, N.A.  The letter of credit reduces annually by the principal reduction amount.  The interest rate at June 30, 2012 was 0.23% for the IRB debt.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our principal raw materials are carbon, stainless, and aluminum, pipe and tube, flat rolled sheet, coil and plate that we typically purchase from multiple primary metal producers.  The metal industry as a whole is cyclical and, at times, pricing and availability of metal can be volatile due to numerous factors beyond our control, including general domestic and international economic conditions, labor costs, sales levels, competition, levels of inventory held by other metals service centers, consolidation of metal producers, new global capacity by metal producers, higher raw material costs for the producers of metal, import duties and tariffs and currency exchange rates. This volatility can significantly affect the availability and cost of raw materials for us.

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

Approximately 8.9% of our consolidated net sales in the first half of 2012 were directly to automotive manufacturers or manufacturers of automotive components and parts.  Historically, due to the concentration of customers in the automotive industry, our gross margins on these sales have generally been less than our margins on sales to customers in other industries.

Inflation generally affects us by increasing the cost of employee wages and benefits, transportation services, processing equipment, energy and borrowings under our credit facility.  General inflation, excluding increases in the price of steel and increased distribution expense, has not had a material effect on our financial results during the past two years.

We are exposed to the impact of fluctuating metal prices and interest rate changes.  During 2012 and 2011, we entered into nickel swaps at the request of customers.  While these derivatives are intended to be effective in helping us manage risk, they have not been designated as hedging instruments.  For certain customers, we enter into contractual relationships that entitle us to pass-through the economic effect of trading positions that we take with other third parties on our customers’ behalf.  Although we are exposed to credit loss in the event of nonperformance by the other parties to the nickel swap, we anticipate performance by the counterparties.

Our primary interest rate risk exposure results from variable rate debt.  We have the option to enter into 30- to 180-day fixed base rate LIBOR loans under the ABL Credit Facility.  In June 2012, we entered into a forward starting fixed rate interest rate hedge commencing July 2013 in order to eliminate the variability of cash interest payments on $53 million of the then outstanding LIBOR based borrowings under the ABL Credit Facility.  The hedge matures on June 1, 2016 and is reduced monthly by the principal payments on the term loan.  The fixed rate interest rate hedge is accounted for as a cash flow hedging instrument for accounting purposes.  Although we are exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap agreement, we anticipate performance by the counterparties.

We assumed an interest rate swap agreement on the $5.9 million of CTI IRB.  The swap agreement matures in April 2018, but may be reduced annually by the amount of the optional principal payments on the IRB.  Although we are exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap agreement, we anticipate performance by the counterparties.

Item 4.  Controls and Procedures

The evaluation required by Rule 13a-15 of the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q has been carried out under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer.  These disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in reports that are filed with or submitted to the SEC is: (i) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2012, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during the second quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.  OTHER INFORMATION

Items 1, 1A, 2, 3, 4 and 5 of this Part II are either inapplicable or are answered in the negative and are omitted pursuant to the instructions to Part II.

Item 6.  Exhibits

Exhibit	Description of Document	Reference
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
101	XBRL Instance Document
101	XBRL Taxonomy Extension Schema Document
101	XBRL Taxonomy Extension Calculation Linkbase Document
101	XBRL Taxonomy Extension Definition Linkbase Document
101	XBRL Taxonomy Extension Label Linkbase Document
101	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLYMPIC STEEL, INC.
(Registrant)

Date: August 9, 2012	By:	/s/ Michael D. Siegal
Michael D. Siegal
Chairman of the Board and Chief
Executive Officer

	By:	/s/ Richard T. Marabito
Richard T. Marabito
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description of Document	Reference

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
101	XBRL Instance Document
101	XBRL Taxonomy Extension Schema Document
101	XBRL Taxonomy Extension Calculation Linkbase Document
101	XBRL Taxonomy Extension Definition Linkbase Document
101	XBRL Taxonomy Extension Label Linkbase Document
101	XBRL Taxonomy Extension Presentation Linkbase Document