Form 10-Q
period 2012-09-30
OLYMPIC STEEL INC
filed 2012-11-08
CIK 917470

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

( X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

For the transition period from                             to

Commission File Number  0-23320

OLYMPIC STEEL, INC.
(Exact name of registrant as specified in its charter)

Ohio	34-1245650
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5096 Richmond Road, Bedford Heights, Ohio	44146
(Address of principal executive offices)	(Zip Code)

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
Large accelerated filer ( )	Accelerated filer (X)
Non-accelerated filer ( )	Smaller reporting company ( )
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined Rule 12b-2 of the Exchange Act).  Yes (  )  No (X)

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:
Class	Outstanding as of November 8, 2012
Common stock, without par value	10,917,840

Olympic Steel, Inc.

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Olympic Steel, Inc.
Consolidated Balance Sheets
(in thousands)

	September 30, 2012	December 31, 2011
	(unaudited)	(audited)
Assets
Cash and cash equivalents	$3,832	$7,403
Accounts receivable, net	152,434	122,579
Inventories, net	288,698	277,765
Prepaid expenses and other	9,417	13,112
Total current assets	454,381	420,859
Property and equipment, at cost	345,593	329,116
Accumulated depreciation	(146,965)	(135,703)
Net property and equipment	198,628	193,413
Goodwill	47,370	47,254
Intangible assets, net	35,646	36,313
Other long-term assets	11,603	9,660
Total assets	$747,628	$707,499

Liabilities
Current portion of long-term debt	$10,253	$9,662
Accounts payable	98,754	104,425
Accrued payroll	10,879	11,613
Other accrued liabilities	14,039	13,875
Total current liabilities	133,925	139,575
Credit facility revolver	211,015	170,405
Long-term debt	56,111	64,149
Other long-term liabilities	11,788	9,580
Deferred income taxes	34,952	37,214
Total liabilities	447,791	420,923
Shareholders' Equity
Preferred stock	-	-
Common stock	121,905	119,816
Accumulated other comprehensive loss, net of tax	(568)	-
Retained earnings	178,500	166,760
Total shareholders' equity	299,837	286,576
Total liabilities and shareholders' equity	$747,628	$707,499

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.
Consolidated Statements of Comprehensive Income
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(unaudited)		(unaudited)
Net sales	$342,560	$348,547	$1,091,977	$941,928
Costs and expenses
Cost of materials sold (excludes items shown seperately below)	276,504	281,058	879,060	750,638
Warehouse and processing	21,667	19,471	63,892	51,432
Administrative and general	16,765	16,461	52,647	43,339
Distribution	8,682	8,080	26,960	20,427
Selling	7,085	7,209	20,989	18,140
Occupancy	2,057	2,297	6,495	5,790
Depreciation	4,953	4,434	14,636	11,413
Amortization	223	222	667	222
Total costs and expenses	337,936	339,232	1,065,346	901,401
Operating income	4,624	9,315	26,631	40,527
Other (income) expense, net	(51)	91	(90)	91
Income before interest and income taxes	4,675	9,224	26,721	40,436
Interest and other expense on debt	2,120	2,237	6,411	3,868
Income before income taxes	2,555	6,987	20,310	36,568
Income tax provision	916	851	7,915	12,163
Net income	$1,639	$6,136	$12,395	$24,405

Net loss on interest rate hedge, net of tax	(165)	-	(568)	-
Total comprehensive income	$1,474	$6,136	$11,827	$24,405

Earnings per share:
Net income per share - basic	$0.15	$0.56	$1.13	$2.23
Weighted average shares outstanding - basic	10,961	10,937	10,958	10,936
Net income per share - diluted	$0.15	$0.56	$1.13	$2.23
Weighted average shares outstanding - diluted	10,967	10,951	10,967	10,949

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30,
	2012	2011
	(unaudited)
Cash flows from (used for) operating activities:
Net income	$12,395	$24,405
Adjustments to reconcile net income to net cash used for operating activities -
Purchase price inventory adjustment	-	1,017
Depreciation and amortization	16,263	12,050
Loss on disposition of property and equipment	23	65
Stock-based compensation	1,741	647
Other long-term assets	(1,810)	1,220
Other long-term liabilities	1,640	5,399
	30,252	44,803
Changes in working capital:
Accounts receivable	(29,855)	(49,350)
Inventories	(10,933)	(41,748)
Income taxes receivable and deferred	(2,262)	8,750
Prepaid expenses and other	3,695	(5,861)
Accounts payable	(2,195)	34,379
Change in outstanding checks	(3,476)	9,479
Accrued payroll and other accrued liabilities	(390)	(10,240)
	(45,416)	(54,591)
Net cash used for operating activities	(15,164)	(9,788)

Cash flows from (used for) investing activities:
Acquisition of Chicago Tube and Iron, net of cash acquired	-	(148,759)
Capital expenditures	(20,290)	(24,618)
Proceeds from disposition of property and equipment	236	699
Net cash used for investing activities	(20,054)	(172,678)

Cash flows from (used for) financing activities:
Credit facility revolver borrowings	437,925	444,134
Credit facility revolver repayments	(397,315)	(324,909)
Principal payments under capital lease obligations	(130)	(39)
Term loan borrowings	-	70,000
Term loan repayments	(6,562)	(2,188)
Industrial revenue bond repayments	(755)	-
Credit facility fees and expenses	(1,209)	(4,193)
Proceeds from exercise of stock options (including tax benefits) and employee stock purchases	348	34
Dividends paid	(655)	(654)
Net cash from financing activities	31,647	182,185

Cash and cash equivalents:
Net change	(3,571)	(281)
Beginning balance	7,403	1,492
Ending balance	$3,832	$1,211

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.
Supplemental Disclosures of Cash Flow Information
(in thousands)

	Nine Months Ended September 30,
	2012	2011
	(unaudited)
Cash paid during the period

Interest paid	$5,622	$3,089
Income taxes paid	$6,170	$8,852

Details of acquisition

Fair value of CTI assets acquired	$-	$215,817
Fair value of CTI liabilities acquired	-	55,961
Cash paid	-	159,856
Less: Cash acquired	-	11,097
Net cash paid for CTI acquisition	$-	$148,759

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

September 30, 2012

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

(2)        Acquisition of Chicago Tube and Iron Company:

On July 1, 2011, the Company acquired all of the outstanding common shares of CTI pursuant to the terms of an Agreement and Plan of Merger dated May 18, 2011.  Total cash paid, net of cash acquired, was $148.8 million.

Pro Forma Financial Information

The following unaudited pro forma summary of financial results presents the consolidated results of operations as if the CTI acquisition had occurred on January 1, 2010, after the effect of certain adjustments, including increased depreciation expense resulting from recording fixed assets at fair value, interest expense on the acquisition debt and amortization of customer relationships, with the related tax effects.  The pro forma results for the nine months ended September 30, 2011 do not include any transaction costs and other non-recurring acquisition related expenses.  The pro forma results have been presented for comparative purposes only and are not indicative of what would have occurred had the acquisition been made on January 1, 2010, or of any potential results that may occur in the future.

Nine months ended September 30, 2011 (Pro-forma)
(in thousands, except per share amounts)
Pro forma (unaudited):
Net sales	$1,062,435
Net income	$27,053

Basic earnings per common share	$2.47
Diluted earnings per common share	$2.47

(3)        Accounts Receivable:

The Company maintained allowances for doubtful accounts and unissued credits of $3.5 million and $2.9 million at September 30, 2012 and December 31, 2011, respectively.  The allowance for doubtful accounts is maintained at a level considered appropriate based on historical experience and specific customer collection issues that have been identified.  Estimations are based upon a calculated percentage of accounts receivable, which remains fairly level from year to year, and judgments about the probable effects of economic conditions on certain customers, which can fluctuate significantly from year to year.  The Company cannot guarantee that the rate of future credit losses will be similar to past experience.  The Company considers all available information when assessing the adequacy of its allowance for doubtful accounts and unissued credits each quarter.

(4)        Inventories:

Inventories are stated at the lower of cost or market and include the costs of purchased metal, inbound freight, external processing and applicable labor and overhead costs.  Cost for the Company’s flat products segment (flat-rolled sheet, coil and plate products) is determined using the specific identification method.

As a result of the acquisition of CTI, certain of the Company’s tubular and pipe products inventory is stated under the last-in, first-out (LIFO) method, which is not in excess of market.  At September 30, 2012, approximately $46.3 million, or 16.0% of consolidated inventory, was reported under the LIFO method of accounting.  The cost of the remainder of CTI’s inventory is determined using a weighted average first-in, first-out method.

An actual valuation of the inventory under the LIFO method is made at the end of each year based on the inventory levels and costs at that time.  Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs.  Because estimates are subject to many factors beyond management’s control, annual results may differ from interim results.  Interim LIFO estimates are subject to a final year-end LIFO inventory valuation.  The Company did not record a LIFO adjustment in its third quarter of 2012 because its full-year LIFO estimate anticipates prices and quantities to be below July 1, 2011 levels.  As a result, there was no LIFO reserve at September 30, 2012.

Metal inventories consist of the following:

	September 30, 2012	December 31, 2011
(in thousands)
Unprocessed	$209,995	$207,301
Processed and finished	78,703	70,464
Totals	$288,698	$277,765

(5)        Intangible Assets:

Intangible assets, net, consisted of the following as of September 30, 2012 and December 31, 2011:

September 30, 2012	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
(in thousands)
Customer relationships - subject to amortization	$13,332	$(1,111)	$12,221
Trade name - not subject to amortization	23,425	-	23,425
	$36,757	$(1,111)	$35,646

December 31, 2011	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
(in thousands)
Customer relationships - subject to amortization	$13,332	$(444)	$12,888
Trade name - not subject to amortization	23,425	-	23,425
	$36,757	$(444)	$36,313

The Company estimates that amortization expense for its intangible assets subject to amortization will be $889 thousand for the year ended December 31, 2012 and $889 thousand per year in each of the next five years.

(6)        Goodwill:

The carrying amount of goodwill, by reportable segment, is as follows:

	September 30, 2012	December 31, 2011
(in thousands)
Flat products	$7,083	$7,083
Tubular and pipe products	40,287	40,171
Total	$47,370	$47,254

The goodwill is not deductible for income tax purposes.  The goodwill represents the excess of cost over the fair value of net tangible and intangible assets acquired.  The Company paid for goodwill in conjunction with the acquisitions, as they enhance the Company’s commercial opportunities by adding new product offerings to an expanded customer base and by increasing the Company’s distribution footprint.

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

Due to the Company’s book value exceeding the Company’s market capitalization, a triggering event review of potential goodwill impairment was performed in the second quarter as of June 1, 2012.  For the goodwill related to the tubular and pipe products segment, a qualitative assessment was performed.  For the Company’s reportable units within the flat products segment, a discounted cash flow analysis was performed, which contains significant unobservable inputs, based upon average earnings before interest, taxes, depreciation and amortization and cash flow multiples.  In all cases, the fair values of the entities were in excess of the carrying values of the entities and there were no indications of impairment.

The Company concluded there were no new triggering events in the third quarter that would have required a goodwill impairment test as of September 30, 2012.

(7)        Investments in Joint Ventures:

The Company and the United States Steel Corporation each own 50% of Olympic Laser Processing (OLP), a company that produced laser welded sheet steel blanks for the automotive industry.  OLP ceased operations in 2006.  In December 2006, the Company advanced $3.2 million to OLP to cover a loan guarantee.

In May 2012, the real estate associated with OLP was sold, resulting in a pre-tax loss on sale to the Company of $9 thousand.  The Company expects to finalize all of the transactions related to the sale of the real estate and to dissolve OLP in the fourth quarter of 2012.

As of December 31, 2011, the investment in and advance to OLP was valued at $1.6 million on the Company’s Consolidated Balance Sheet.  The investment in OLP was determined using Level 2 inputs. The valuation was based upon sales comparisons of real estate properties that were similar in type and geography.

(8)        Debt:

The Company’s debt is comprised of the following components:

(in thousands)	September 30, 2012	December 31, 2011
Asset-based revolving credit facility due June 30, 2016	$211,015	$170,405
Term loan due June 30, 2016	59,792	66,354
Industrial revenue bond due April 1, 2018	5,125	5,880
Capital lease	1,447	1,577
Total debt	277,379	244,216
Less current amount	(10,253)	(9,662)
Total long-term debt	$267,126	$234,554

On March 16, 2012, the Company amended its existing asset-based revolving credit facility.  The amendment provided, among other things: (i) a reduction in the applicable margin for loans under the Company’s Loan and Security Agreement; (ii) additional revolving commitments to the borrowers in an aggregate principal amount of $50 million, which additional revolving commitments do not impact the borrowers’ incremental facilities; and (iii) permits certain transactions among the borrowers and Metales de Olympic, S. de R.L. de C.V., an indirect subsidiary of the Company.  The amended asset-based credit facility (the ABL Credit Facility) consists of a revolving credit line of $315 million and a $64 million term loan, with monthly principal payments.  At September 30, 2012, the term loan balance was $59.8 million.  Revolver borrowings are limited to the lesser of a borrowing base, comprised of eligible receivables and inventories, or $315 million in the aggregate.  The ABL Credit Facility matures on June 30, 2016.

The ABL Credit Facility requires the Company to comply with various covenants, the most significant of which include: (i) until maturity of the ABL Credit Facility, if any commitments or obligations are outstanding and the Company’s availability is less than the greater of $20 million, 12.5% of the aggregate amount of revolver commitments ($26 million at September 30, 2012), or 60% of the principal balance of the term loan then outstanding ($36 million at September 30, 2012), then the Company must maintain a ratio of EBITDA minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.10 to 1.00 for the most recent twelve fiscal month period; (ii) limitations on dividend payments; (iii) restrictions on additional indebtedness; and (iv) limitations on investments and joint ventures.  Effective with the March 16, 2012 amendment, the Company has the option to borrow under its revolver based on the agent’s base rate plus a premium ranging from 0.00% to 0.50% or the London Interbank Offered Rate (LIBOR) plus a premium ranging from 1.50% to 2.00%.  The interest rate under the term loan is based on the agent’s base rate plus a premium ranging from 0.25% to 0.75% or LIBOR plus a premium ranging from 1.75% to 2.25%.

As of September 30, 2012, the Company was in compliance with its covenants and had approximately $75 million of availability under the ABL Credit Facility.

In June 2012, the Company entered into a forward starting fixed rate interest rate hedge commencing July 2013 in order to eliminate the variability of cash interest payments on $53 million of the outstanding LIBOR based borrowings under the ABL Credit Facility.  The hedge matures on June 1, 2016 and is reduced monthly by the principal payments on the term loan.  The interest rate hedge fixed the rate at 1.21% plus a premium ranging from 1.75% to 2.25%.  Although the Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate hedge agreement, the Company anticipates performance by the counterparties.

As of September 30, 2012, $5.0 million of bank financing fees were included in “Prepaid expenses and other” and “Other long-term assets” on the accompanying Consolidated Balance Sheet.  This includes $1.2 million of financing fees paid for the March 16, 2012 amendment.  The financing fees are being amortized over the remaining term of the ABL Credit Facility.

As part of the CTI acquisition, the Company assumed approximately $5.9 million of Industrial Revenue Bond indebtedness issued through the Stanly County, North Carolina Industrial Revenue and Pollution Control Authority (IRB).  As of September 30, 2012 $5.1 million was outstanding on the IRB.  The bond matures in April 2018, with the option to provide principal payments annually on April 1st.  Interest is payable monthly, with a variable rate that resets weekly.   As security for payment of the bonds, the Company obtained a direct pay letter of credit issued by JPMorgan Chase Bank, N.A.  The letter of credit reduces annually by the principal reduction amount.  The interest rate at September 30, 2012 was 0.29% for the IRB debt.

The Company entered into an interest rate swap agreement to reduce the impact of changes in interest rates on the above IRB.  At September 30, 2012, the effect of the swap agreement on the bond was to fix the rate at 3.46%.  The swap agreement matures April 2018, but is reduced annually by the amount of the optional principal payments on the bond.  Although the Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap agreement, the Company anticipates performance by the counterparties.

(9)        Derivative Instruments:

Nickel swaps

During 2012 and 2011, the Company entered into nickel swaps indexed to the London Metal Exchange (LME) price of nickel with third-party brokers.  The nickel swaps are treated as derivatives for accounting purposes.  The Company entered into the swaps to mitigate its customers’ risk of volatility in the price of nickel.  The nickel swaps vary in length from nine to 21 months and are settled with the broker at maturity.  The nickel swaps settle on a monthly basis from December 2012 through November 2013.  The economic benefit or loss arising from the changes in fair value of the swaps is contractually passed through to the customer.  The primary risk associated with the nickel swaps is the ability of customers or third-party brokers to honor their agreements with the Company related to derivative instruments.  If the customer or third-party brokers are unable to honor their agreements, the Company’s risk of loss is the fair value of the nickel swap.

In October 2011, MF Global UK Limited (MF Global UK), a United Kingdom based broker-dealer, was placed into the United Kingdom’s administration process (a process similar to bankruptcy proceedings in the United States) by the Financial Services Authority following the Chapter 11 bankruptcy filing of its U.S. parent, MF Global Holdings Ltd.  The Company had used MF Global UK as one of its third-party brokers for nickel swaps.  All of the Company’s open hedges with MF Global UK were closed effective November 1, 2011, and the Company does not believe it has a material obligation to MF Global UK as of September 30, 2012.  However, bankruptcy and administration processes are uncertain and the results could change and the Company’s financial statements may be materially impacted in the future.

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

The embedded customer derivatives are included in “Accounts receivable, net”, and the nickel and interest rate swaps are included in “Other accrued liabilities” and “Other long-term liabilities” on the Consolidated Balance Sheets at September 30, 2012 and December 31, 2011.

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

The table below shows the total net gain or (loss) recognized in the Company’s Consolidated Statement of Comprehensive Income of the derivatives for the three and nine months ended September 30, 2012 and 2011.

	Net Gain (Loss) Recognized
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
(in thousands)
Interest rate swap	$7	$(80)	$23	$(80)
Nickel swaps	245	(973)	16	901
Embedded customer derivatives	(245)	973	(16)	(901)
Total gain (loss)	$7	$(80)	$23	$(80)

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

During the nine months ended September 30, 2012, there were no transfers of financial assets between the levels in the fair value hierarchy.  Following is a description of the valuation methodologies used for assets and liabilities measured at fair value as of September 30, 2012 and December 31, 2011:

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

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company:

	Value of Items Recorded at Fair Value As of September 30, 2012
(in thousands)	Level 1	Level 2	Level 3	Total
Liabilities:

Embedded customer derivatives	-	16	-	16
Nickel swaps	-	39	-	39
Interest rate swap	-	468	-	468
Fixed interest rate hedge	-	923	-	923

Total liabilities at fair value	$-	$1,446	$-	$1,446

	Value of Items Not Recorded at Fair Value As of September 30, 2012
(in thousands)	Level 1	Level 2	Level 3	Total
Liabilities:

Debt
IRB	$5,125	$-	$-	$5,125
Term loan	-	59,792	-	59,792
Revolver	-	211,015	-	211,015

Total liabilities not recoreded at fair value	$5,125	$270,807	$-	$275,932

The value of the items not recorded at Fair Value represent the carrying value of the liabilities.

	Value of Items Recorded at Fair Value As of December 31, 2011
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Embedded customer derivatives	$-	$55	$-	$55

Liabilities:
Nickel swaps	-	55	-	55
Interest rate swap	-	492	-	492

Total liabilities at fair value	$-	$547	$-	$547

	Value of Items Not Recorded at Fair Value As of December 31, 2011
(in thousands)	Level 1	Level 2	Level 3	Total
Liabilities:

Debt
IRB	$5,880	$-	$-	$5,880
Term loan	-	66,354	-	66,354
Revolver	-	170,405	-	170,405

Total liabilities not recorded at fair value	$5,880	$236,759	$-	$242,639

The value of the items not recorded at fair value represent the carrying value of the liabilities.

The fair value of the IRB is determined using Level 1 inputs.  The carrying value and the fair value of the IRB that qualify as financial instruments were $5.1 million and $5.9 million, respectively, at both September 30, 2012 and December 31, 2011.

The fair values of the revolver and term loan are determined using Level 2 inputs. The carrying values of the revolver and the term loan were $211.0 million and $59.8 million, respectively, at September 30, 2012.  The carrying value of the revolver and the term loan were $170.4 million and $66.4 million, respectively, at December 31, 2011.  Because the revolver and term loan were amended in 2012, refinanced in 2011, and bear interest at variable interest rates, management believes that the amounts are carried at fair value at September 30, 2012 and December 31, 2011.

(11)        Accumulated Other Comprehensive Loss:

In June 2012, the Company entered into a forward starting fixed rate interest rate hedge commencing July 2013 in order to eliminate the variability of cash interest payments on $53 million of the outstanding LIBOR based borrowings under the ABL Credit Facility.  The hedge matures on June 1, 2016 and is reduced monthly by the principal payments on the term loan.  The fixed rate interest rate hedge is accounted for as a cash flow hedging instrument for accounting purposes.  The fair value of the interest rate hedge of $923 thousand, net of tax of $355 thousand is included in “Accumulated other comprehensive loss” on the Consolidated Balance Sheets at September 30, 2012.

(12)        Equity Plans:

Stock Options

The following table summarizes stock option activity during the nine months ended September 30, 2012:
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2011	46,007	$20.90
Granted	-	-
Exercised	(2,170)	4.18
Canceled	(1,500)	32.63
Outstanding at September 30, 2012	42,337	$21.34	3.0	$152
Exercisable at September 30, 2012	42,337	$21.34	3.0	$152

There were 2,170 stock options exercised during the nine months ended September 30, 2012.  There were no stock options exercised during the nine months ended September 30, 2011.  The total intrinsic value of stock options exercised during the nine months ended September 30, 2012 was $52 thousand.  All options outstanding are vested as of September 30, 2012.

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

In 2011, the Compensation Committee for the Company’s Board of Directors approved changes to the Senior Management Compensation Program to include an equity component in order to encourage more ownership of Common Stock by senior management.  Starting in 2011, the Senior Management Compensation Program imposed stock ownership requirements upon the participants.  Beginning in 2011, each participant is required to own at least 750 shares of Common Stock for each year that the participant participates in the Senior Management Compensation Program.  Any participant that fails to meet the stock ownership requirements will be ineligible to receive any equity awards under the Company’s equity compensation plans, including the Plan, until the participant satisfies the ownership requirements.  To assist participants in meeting the stock ownership requirements, on an annual basis, if a participant purchases 500 shares of Common Stock on the open market, the Company will award that participant 250 shares of Common Stock.  During the nine months ended September 30, 2012, the Company matched 7,250 shares.  Additionally, any participant who continues to comply with the stock ownership requirements as of the five-year, 10-year, 15-year, 20-year and 25-year anniversaries of the participant’s participation in the Senior Management Compensation Program will receive a restricted stock unit award with a dollar value of $25 thousand, $50 thousand, $75 thousand, $100 thousand and $100 thousand, respectively.  Restricted stock unit awards will convert into the right to receive shares of Common Stock upon a participant’s retirement, or earlier upon the executive’s death or disability or upon a change in control of the Company.

In recognition of their performance and dedicated years of service, on December 31, 2011, the Compensation Committee of the Board of Directors granted 81,475 RSUs to Messrs. Michael D. Siegal, Chairman and Chief Executive Officer, David A. Wolfort, President and Chief Operating Officer, and Richard T. Marabito, Chief Financial Officer and Treasurer.  The fair value of each RSU was estimated to be the closing price of the Company’s common stock on the date of the grant, which was $23.32 on December 31, 2011.  The RSUs vest in five years.  Except in limited circumstances, the RSUs will not convert into shares of Common Stock until the retirements of Messrs. Siegal, Wolfort and Marabito, respectively.  These RSUs are not a part of the 2011 Senior Management Compensation Program discussed above.

Stock-based compensation expense recognized on RSUs for the three and nine months ended September 30, 2012 and 2011, respectively, is summarized in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
(in thousands, except per share data)
RSU expense before taxes	$326	$135	$878	$351
RSU expense after taxes	$209	$118	$536	$234
Impact per basic share	$0.02	$0.01	$0.05	$0.02
Impact per diluted share	$0.02	$0.01	$0.05	$0.02

All pre-tax charges related to RSUs were included in the caption “Administrative and general” on the accompanying Consolidated Statement of Comprehensive Income.

The following table summarizes the activity related to RSUs for the nine months ended September 30, 2012:

	Number of Shares	Weighted Average Granted Price	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2011	147,603	$27.16
Granted	40,368	23.97
Converted into shares	(375)	22.68
Forfeited	(1,684)	25.96
Outstanding at September 30, 2012	185,912	$26.49	-
Vested at September 30, 2012	123,930	$25.08	-

During the nine months ended September 30, 2012, 375 RSUs were converted into shares.  No RSUs were converted into shares during the nine months ended September 30, 2011.

(13)        Capital Lease:

The Company leases a warehouse in Streetsboro, Ohio under a capital lease agreement.  The Company has signed a purchase agreement to purchase the facility at the end of the lease for $1.3 million.  The capital lease obligation is included in “Current portion of short-term debt” on the accompanying Consolidated Balance Sheet.

The capital lease obligation is as follows:

(in thousands)	September 30, 2012	December 31, 2011
Total capital lease obligation	$1,449	$1,587
Less: interest	(2)	(10)
Capital lease obligation	1,447	1,577
Less: current	(1,447)	(157)
Long term capital lease	$-	$1,420

(14)        Income Taxes:

For the three months ended September 30, 2012, the Company recorded an income tax provision of $916 thousand, or 35.9% of income before income taxes, compared to $851 thousand, or 12.2% of income before income taxes, for the three months ended September 30, 2011.

For the nine months ended September 30, 2012, the Company recorded an income tax provision of $7.9 million, or 39.0% of income before income taxes, compared to $12.2 million, or 33.3% of income before income taxes, for the nine months ended September 30, 2011.

The lower effective tax rate in 2011 was mainly due to changes in unrecognized tax benefits due to a lapsing of the statute of limitations.

(15)        Shares Outstanding and Earnings Per Share:

Earnings per share have been calculated based on the weighted average number of shares outstanding as set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
(in thousands, except per share data)
Weighted average basic shares outstanding	10,961	10,937	10,958	10,936
Assumed exercise of stock options and issuance of stock awards	6	14	9	13
Weighted average diluted shares outstanding	10,967	10,951	10,967	10,949

Net income	$1,639	$6,136	$12,395	$24,405

Basic earnings per share	$0.15	$0.56	$1.13	$2.23
Diluted earnings per share	$0.15	$0.56	$1.13	$2.23

Anti-dilutive securities outstanding	190	118	189	118

(16)        Segment Information:

Since the July 1, 2011 acquisition of CTI, the Company operates in two reportable segments, flat products and tubular and pipe products.  The following table summarizes financial information regarding segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2012	2011	2012	2011
Net sales
Flat products	$279,075	$287,137	$903,591	$880,518
Tubular and pipe products	63,485	61,410	188,386	61,410
Total net sales	$342,560	$348,547	$1,091,977	$941,928

Operating income
Flat products	$632	$5,762	$11,750	$36,974
Tubular and pipe products	3,992	3,553	14,881	3,553
Total operating income	$4,624	$9,315	$26,631	$40,527

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2012	2011	2012	2011
Depreciation and amortization
Flat products	$3,969	$3,281	$11,791	$10,260
Tubular and pipe products	1,207	1,375	3,512	1,375
Total depreciation and amortization	$5,176	$4,656	$15,303	$11,635

Capital expenditures
Flat products	$3,983	$8,018	$14,715	$24,434
Tubular and pipe products	624	184	5,575	184
Total capital expenditures	$4,607	$8,202	$20,290	$24,618

(in thousands)	September 30, 2012	December 31, 2011
Total assets
Flat products	$524,983	$494,179
Tubular and pipe products	222,645	213,320
Total assets	$747,628	$707,499

There were no material intercompany revenue transactions between the flat products and tubular and pipe products segments.

The Company sells certain products internationally, primarily in North, Central and South America.  International sales have been immaterial to the consolidated financial results and to the individual segment’s results.

(17)        Recently Issued Accounting Updates:

In July 2012, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment.” This ASU intends to align impairment testing guidance among long-lived asset categories.  This ASU allows the assessment based on  qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired prior to determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles—Goodwill and Other—General Intangibles Other than Goodwill. The provisions of this ASU will be applied to the interim and annual tests performed for fiscal years beginning after September 15, 2012. Early application is permitted.  The Company does not expect ASU2012-02 will have a material impact on its financial statements.

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

Forward-Looking Information

This Quarterly Report on Form 10-Q and other documents we file with the SEC contain various forward-looking statements that are based on current expectations, estimates, forecasts and projections about our future performance, business, our beliefs and management’s assumptions.  In addition, we, or others on our behalf, may make forward-looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, conferences, webcasts, phone calls and conference calls.  Words such as “may,” “will,” “anticipate,” “should,” “intend,” “expect,” “believe,” “estimate,” “project,” “plan,” “potential,” and “continue,” as well as the negative of these terms or similar expressions, are intended to identify forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those implied by such statements including, but not limited to:

•	general and global business, economic, financial and political conditions, including the ongoing effects of the global economic recovery;
•	access to capital and global credit markets;
•	competitive factors such as the availability and pricing of metal, industry shipping and inventory levels and rapid fluctuations in customer demand and metal pricing;
•	the cyclicality and volatility within the metals industry;
•	the ability of our customers (especially those that may be highly leveraged, and those with inadequate liquidity) to maintain their credit availability;
•	the success of our new facility startups in Gary, Indiana; Mount Sterling, Kentucky; Monterrey, Mexico; Roseville, Minnesota; Kansas City, Missouri; and Streetsboro, Ohio;
•	the ability to successfully integrate the newly leased locations or newly acquired businesses into our operations and achieve expected results;
•	equipment installation delays or malfunctions, including the Streetsboro, Ohio facility start up;
•	the ability to comply with the terms of our asset-based credit facility and to make the required term loan payments;
•	the ability of our customers and third parties to honor their agreements related to derivative instruments, including the outcome of the MF Global UK Limited administration process;
•	customer, supplier and competitor consolidation, bankruptcy or insolvency;
•	reduced production schedules, layoffs or work stoppages by our own or our suppliers’ or customers’ personnel;
•	the availability and costs of transportation and logistical services;
•	the amounts, successes and our ability to continue our capital investments and strategic growth initiatives and our business information system implementations;
•
the successes of our strategic efforts and initiatives to increase sales volumes, maintain or improve working capital turnover and free cash flows, improve inventory turnover and improve our customer service;

•	the timing and outcome of inventory lower of cost or market adjustments;

•	the adequacy of our existing information technology and business system software;
•	our ability to pay regular quarterly cash dividends and the amounts and timing of any future dividends;
•	our ability to generate free cash flow through operations and decreased future capital expenditures, reduce inventory and repay debt within anticipated time frames;
•	events or circumstances that could impair or adversely impact the carrying value of any of our assets;
•	the recently enacted federal healthcare legislation’s impact on the healthcare benefits required to be provided by us and the impact of such legislation on our compensation and administrative costs;
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

Overview

We are a leading metals service center that operates in two reportable segments; flat products and tubular and pipe products.  We provide metal processing and distribution services for a wide range of customers.  Our primary focus is on the direct sale and distribution of large volumes of processed carbon, aluminum and stainless flat-rolled sheet, coil and plate products.  Commencing with the July 1, 2011 acquisition of Chicago Tube and Iron, or CTI, we also distribute metal tubing, pipe, bar, valves and fittings and fabricate pressure parts supplied to various industrial markets.  Products that require more value-added processing generally have a greater gross profit and higher margins.  Accordingly, our overall gross profit is affected by, among other things, product mix, the amount of processing performed, the demand for and availability of metal, volatility in selling prices and material purchase costs.  We also perform toll processing of customer-owned metal. We sell certain products internationally, primarily in North, Central and South America.  International sales have been immaterial to our consolidated financial results.

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

At September 30, 2012, we employed approximately 1,850 people.  Approximately 350 of the hourly plant personnel are represented by nine separate collective bargaining units.  The table below shows the expiration dates of the collective bargaining agreements.

Facility	Expiration date

Detroit, Michigan	August 31, 2012
Milan, Illinois	August 12, 2013
St. Paul, Minnesota	May 25, 2013
Duluth, Minnesota	December 21, 2014
Locust, North Carolina	March 4, 2015
Romeoville, Illinois	May 31, 2015
Minneapolis coil, Minnesota	September 30, 2015
Indianpolis, Indiana	January 29, 2016
Minneapolis plate, Minnesota	March 31, 2017

We are in the process of finalizing the negotiations on the collective bargaining agreement for our Detroit, Michigan operation that expired on August 31, 2012 and do not anticipate any impact to our business during this process.  We have never experienced a work stoppage and we believe that our relationship with employees is good.  However, any prolonged work stoppages by our personnel represented by collective bargaining units could have a material adverse impact on our business, financial condition, results of operations and cash flows.

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

Results of Operations

Consolidated Operations

The following table presents consolidated operating results for the periods indicated (dollars are shown in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
	$	% of net sales	$	% of net sales	$	% of net sales	$	% of net sales

Net sales	$342,560	100.0%	$348,547	100.0%	$1,091,977	100.0%	$941,928	100.0%

Cost of materials sold (1)	276,504	80.7%	281,058	80.6%	879,060	80.5%	750,638	79.7%

Gross profit (2)	66,056	19.3%	67,489	19.4%	212,917	19.5%	191,290	20.3%

Operating expenses (3)	61,432	17.9%	58,174	16.7%	186,286	17.1%	150,763	16.0%

Operating income	$4,624	1.4%	$9,315	2.7%	$26,631	2.4%	$40,527	4.3%

(1)	Cost of materials sold includes the cost of purchased metals, inbound and internal transfer freight and external processing costs
(2)	Gross profit is calculated as net sales less the cost of materials sold.
(3)	Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Net sales decreased 1.7% to $342.6 million during the three months ended September 30, 2012 from $348.5 million during the three months ended September 30, 2011.  Net sales increased 15.9% to $1.1 billion during the nine months ended September 30, 2012 from $941.9 million during the nine months ended September 30, 2011.  The increase in sales for the nine months ended September 30, 2012 was due to the July 1, 2011 acquisition of CTI and increased flat products sales volume during the first nine months of 2012.  The CTI sale increase for the first nine months of 2012 totaled $127.0 million, accounting for 84.6% of the sales increase.  We expect our sales to decrease in the fourth quarter as shipments typically decrease due to less ship days, declining production schedules by customers and the average sales price is expected to be lower in the fourth quarter compared to the third quarter of 2012.  In addition, certain of our locations’ shipments were negatively impacted by the hurricane in late October 2012 due to the road closings and power outages in the Eastern United States.

Cost of materials sold decreased 1.6% to $276.5 million during the three months ended September 30, 2012 from $281.1 million during the three months ended September 30, 2011.  Cost of materials sold increased 17.1% to $879.1 million during the first nine months of 2012 from $750.6 million during the first nine months of 2011.  The increase in cost of materials sold for the nine months ended September 30, 2012 was due to the July 1, 2011 acquisition of CTI and increased tonnage in the flat products segment during the first half of 2012.

As a percentage of net sales, gross profit decreased to 19.3% in the third quarter of 2012 compared to 19.4% in the third quarter of 2011.  As a percentage of net sales, gross profit decreased to 19.5% in the first nine months of 2012 compared to 20.3% in the first nine months of 2011.  The decreases in gross margin for both the three and nine months ended September 30, 2012 were primarily due to margin pressures in the flat products segment as metals prices have continued to decline in 2012.  The decline in flat products segment margins was substantially offset by the pipe and tube segment margins, which are typically higher than flat products margins and have increased year-over-year.  We expect our gross profit in the fourth quarter of 2012 to continue to be pressured by declining metals prices.

Operating expenses in the third quarter of 2012 increased $3.3 million, or 5.6%, from the third quarter of 2011.    As a percentage of net sales, operating expenses increased to 17.9% for the third quarter of 2012 from 16.7% in the comparable 2011 period.  During 2012, higher operating expenses were primarily attributable to the facilities expansion of the past 21 months.  Operating expenses during the first nine months of 2012 increased $35.5 million, or 23.6%, from the first nine months of 2011.  As a percentage of net sales, operating expenses increased to 17.1% for the first nine months of 2012 from 16.0% in the comparable 2011 period.  During the first nine months of 2012, higher operating expenses were primarily attributable to the impact of the acquisition of CTI, which accounted for $27.5 million, or 77.5%, of the increase and the increase in operating expenses at the new facilities in the flat products segment.

Interest and other expense on debt totaled $2.1 million for the third quarter of 2012 compared to $2.2 million for the third quarter of 2011.  Interest and other expense on debt totaled $6.4 million for the first nine months of 2012 compared to $3.9 million for the first nine months of 2011.  Our effective borrowing rate, exclusive of deferred financing fees and commitment fees, was 2.8% for the first nine months of 2012 compared to 3.1% for the first nine months of 2011.  The increase in interest and other expense on debt in 2012 was primarily attributable to the additional debt incurred for the acquisition of CTI, higher financing fee amortization and increased working capital borrowings, partially offset by the lower borrowing rate under our asset based credit facility.

For the third quarter of 2012, income before income taxes totaled $2.6 million compared to $7.0 million in the third quarter of 2011.  For the first nine months of 2012, income before income taxes totaled $20.3 million, compared to $36.6 million in the first nine months of 2011.  An income tax provision of 39.0% was recorded for the first nine months of 2012, compared to an income tax provision of 33.3% for the first nine months of 2011.  The lower effective tax rate in 2011 was mainly due to changes in unrecognized tax benefits due to a lapsing of the statute of limitations.  We expect our full year 2012 income tax provision to approximate 39.0%.

Net income for the third quarter of 2012 totaled $1.6  million or $0.15 per basic and diluted share, compared to $6.1 million or $0.56 per basic and diluted share, for the third quarter of 2011.  Net income for the first nine months of 2012 totaled $12.4 million or $1.13 per basic and diluted share, compared to $24.4 million or $2.23 per basic and diluted share, for the first nine months of 2011.

Segment Operations

Flat products

The following table presents operating results for our flat products segment for the three and nine months ended September 30, 2012 and 2011 (dollars are shown in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011

	$	% of net sales	$	% of net sales	$	% of net sales	$	% of net sales
Direct tons sold	261,712		248,978		835,399		810,578
Toll tons sold	18,648		17,425		58,492		58,572
Total tons sold	280,360		266,403		893,891		869,150

Net sales	$279,075	100.0%	$287,137	100.0%	$903,591	100.0%	$880,518	100.0%

Average selling price per ton	995		1,078		1,011		1,013

Cost of materials sold (1)	231,420	82.9%	236,116	82.2%	745,988	82.6%	705,696	80.1%

Gross profit (2)	47,655	17.1%	51,021	17.8%	157,603	17.4%	174,822	19.9%

Operating expenses (3)	47,023	16.8%	45,259	15.8%	145,853	16.1%	137,848	15.7%

Operating income	632	0.2%	5,762	2.0%	11,750	1.3%	36,974	4.2%

(1)	Cost of materials sold includes the cost of purchased metals, inbound and internal transfer freight and eternal processing costs
(2)	Gross profit is calculated as net sales less the cost of materials sold.
(3)	Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Tons sold by our flat products segment increased 5.2% to 280 thousand in the third quarter of 2012, from 266 thousand in the third quarter of 2011.  Tons sold by our flat products segment increased 2.8% to 894 thousand during the nine months ended September 30, 2012 from 869 thousand during the nine months ended September 30, 2011.   Toll tons sold in the third quarter of 2012 was higher than the third quarter of 2011 as we performed additional toll processing for one of our existing customers.  Toll tons sold in the first nine months of 2012 remained consistent with the first nine months of 2011.

Net sales in our flat products segment decreased 2.8% to $279.1 million in the third quarter of 2012 from $287.1 million in the third quarter of 2011.  Net sales in our flat products segment increased 2.6% to $903.6 million during the first nine months of 2012 from $880.5 million during the first nine months of 2011.  The declining market prices for metals resulted in a 7.7% decrease of the average selling price per ton during the third quarter of 2012 compared to the third quarter of 2011.  The increase in net sales for the nine months ended September 30, 2012 was a result of the increased tonnage in 2012 partially offset by the decreased average selling price per ton.   We expect our flat products net sales to decrease during the fourth quarter of 2012 due to less ship days, declining productions schedules by customers, and expected lower average selling prices compared to the third quarter of 2012.  In addition, certain of our locations’ shipments were negatively impacted by the hurricane in late October 2012 due to the road closings and power outages in the Eastern United States.

Cost of materials sold in our flat products segment decreased 2.0% to $231.4 million during the three months ended September 30, 2012 from $236.1 million during the three months ended September 30, 2011.  Cost of materials sold was lower despite increased tonnage as the average cost per ton decreased in the third quarter of 2012 compared to the third quarter of 2011.  Cost of materials sold increased 5.7% to $746.0 million during the first nine months of 2012 from $705.7 million during the first nine months of 2011.  Cost of materials sold was higher during the nine months ended September 30, 2012 than the comparable period in 2011 as tonnage increased in 2012 and the average cost of inventory was higher entering 2012 than it was entering 2011.

As a percentage of net sales, gross profit totaled 17.1% in the third quarter of 2012 compared to 17.8% in the third quarter of 2011.  During the first nine months of 2012, gross profit totaled 17.4% compared to 19.9% during the same time period last year.  The decrease in gross margin during 2012 was primarily due to competitive market pressures associated with declining market prices for metals in 2012, lower gross profit in our start-up locations as we build market share and the comparative effect to a rising price market during the first half of 2011.  Gross margin for the first portion of the fourth quarter of 2012 has been lower than the third quarter of 2012.

Operating expenses in the third quarter of 2012 increased $1.8 million, or 3.9%, from the third quarter of 2011.  As a percentage of net sales, operating expenses increased to 16.8% for the third quarter of 2012 from 15.8% in the comparable 2011 period.  Operating expenses during the first nine months of 2012 increased $8.0 million, or 5.8%, from the first nine months of 2011.  As a percentage of net sales, operating expenses increased to 16.1% for the first nine months of 2012 from 15.7% in the comparable 2011 period.  The increase in operating expenses during 2012 is a result of six new start-up locations, which are at various stages of capacity.  Our Streetsboro, Ohio facility became operational in the third quarter of 2012.

Operating income for our flat products segment totaled $632 thousand for the third quarter of 2012 compared to $5.8 million in the comparable 2011 period.  Operating income for the first nine months of 2012 totaled $11.8 million compared to $37.0 million in the comparable 2011 period.

Tubular and pipe products

The following table presents operating results for our tubular and pipe products segment for the three and nine months ended September 30, 2012 and for the three months ended September 30, 2011 (dollars are shown in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30, 2012
	2012		2011		2012

	$	% of net sales	$	% of net sales	$	% of net sales

Net sales	$63,485	100.0%	$61,410	100.0%	$188,386	100.0%

Cost of materials sold (1)	45,084	71.0%	44,942	73.2%	133,072	70.6%

Gross profit (2)	18,401	29.0%	16,468	26.8%	55,314	29.4%

Operating expenses (3)	14,409	22.7%	12,913	21.0%	40,433	21.5%

Operating income	3,992	6.3%	3,555	5.8%	14,881	7.9%

2011 data includes only the 3rd quarter due to the July 1, 2011 acquisition date of CTI.
(1)	Cost of materials sold includes the cost of purchased metals, inbound and internal transfer freight and external processing costs
(2)	Gross profit is calculated as net sales less the cost of materials sold.
(3)	Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Net sales in our tubular and pipe products segment increased 3.4% to $63.5 million in the third quarter of 2012, from $61.4 million in the third quarter of 2011.  Net sales for the nine months ended September 30, 2012 totaled $188.4 million, or 17.3% of consolidated net sales.

Cost of materials sold in our tubular and pipe products segment remained flat at $45 million for the three months ended September 30, 2012 and 2011.  Cost of materials sold was $133.1 million, or 15.1% of consolidated cost of materials sold for the nine months ended September 30, 2012.

Tubular and pipe products segment gross margins are higher than our traditional flat products segment.  As a percentage of net segment sales, gross profit totaled 29.0% in the third quarter of 2012 compared to 26.8% in the third quarter of 2011.  As a percentage of net segment sales, gross profit totaled 29.4% for the first nine months of 2012.  As part of purchase price accounting, certain CTI inventory was adjusted to its fair market value or its selling price on July 1, 2011, and then subsequently expensed to cost of goods sold.  This resulted in lower 2011 third quarter tubular and pipe products segment gross margins of approximately $1.0 million, or 1.6% of segment sales.

Operating expenses in the third quarter of 2012 increased $1.5 million, or 11.6%, from the third quarter of 2011.  As a percentage of net sales, operating expenses increased to 22.7% of net sales for the third quarter of 2012 from 21.0% of net sales in the comparable 2011 period.  Operating expenses during the first nine months of 2012 totaled $40.4 million, or 21.7% of consolidated operating expenses.

Operating income for the third quarter of 2012 totaled $4.0 million compared to operating income of $3.6 million in the third quarter of 2011.  Operating income for the first nine months of 2012 totaled $14.9 million.

Liquidity, Capital Resources and Cash Flows

Our principal capital requirements include funding working capital needs, purchasing, upgrading and acquiring processing equipment and facilities, making acquisitions and paying dividends.  We use cash generated from operations, leasing transactions and borrowings under our asset-based credit facility to fund these requirements.

Operating Activities

For the nine months ended September 30, 2012, we used $15.2 million of net cash for operations, of which $30.3 million was generated from operating activities and $45.4 million was used for working capital.

Working capital at September 30, 2012 totaled $320.5 million, a $39.2 million increase from December 31, 2011.  The increase was primarily attributable to a $29.9 million increase in accounts receivable (resulting from higher sales than the slow part of the end of the year with holidays in December 2011), and a $10.9 million increase in inventories (resulting from increased inventory purchases and slower inventory turnover).

Investing Activities

Net cash used for investing activities was $20.1 million during the nine months ended September 30, 2012 compared to $172.7 million during the nine months ended September 30, 2011.  On July 1, 2011, the Company acquired CTI and total cash paid, net of cash acquired, was $148.8 million.  Capital expenditures were attributable to additional processing equipment at our existing facilities and building improvements to our new facilities in Gary, Indiana and Streetsboro, Ohio, and expansion of our equipment capabilities in Chambersburg, Pennsylvania in response to customer demands.  In the second half of 2012 we reduced some of our capital spending plan.  We expect to spend approximately $25 million in 2012, depending on timing of payments, for capital expenditures; primarily related to completion of our start up locations, and additional processing equipment at our existing facilities. Commencing in 2013, we anticipate our capital spending to decrease to less than our annual depreciation expense (approximately $20 million).

We continue to successfully implement our new business systems.  During the first nine months of 2012, we expensed $653 thousand and capitalized $363 thousand associated with the implementation of the systems.  Since the project began in 2006, we have expensed $11.4 million and capitalized $16.9 million associated with the project.

Financing Activities

During the first nine months of 2012, $31.6 million of cash was provided from financing activities, which primarily consisted of borrowings under our revolver contained in our asset-based revolving credit facility (the ABL Credit Facility).  During 2012, we paid $1.2 million of bank financing fees in connection with our March 16, 2012 amendment to our ABL Credit Facility.  In addition, we paid $6.6 million of scheduled principal payments on our term loan under our ABL Credit Facility and made a voluntary $755 thousand principal payment on our Industrial Revenue Bond indebtedness issued through the Stanly County, North Carolina Industrial Revenue and Pollution Control Authority (IRB).

Dividends paid were $655 thousand for the nine months ended September 30, 2012 and $654 thousand for the nine months ended September 30, 2011.  In October 2012, our Board of Directors approved a regular quarterly dividend of $0.02 per share, which will be paid on December 17, 2012 to shareholders of record as of December 3, 2012.  Regular dividend distributions in the future are subject to the availability of cash, the $2.5 million annual limitation on cash dividends under our ABL Credit Facility and continuing determination by our Board of Directors that the payment of dividends remains in the best interest of our shareholders.

Debt Arrangements

On March 16, 2012 we amended our existing revolver under our ABL Credit Facility.  The amendment provided, among other things: (i) a reduction in the applicable margin for loans under our Loan and Security Agreement; (ii) additional revolving commitments to the borrowers in an aggregate principal amount of $50 million, which additional revolving commitments do not impact the borrowers’ incremental facilities; and (iii) certain transactions among the borrowers and Metales de Olympic, S. de R.L. de C.V., an indirect subsidiary of ours.  As amended the ABL Credit Facility consists of a revolving credit line of $315 million and a $64 million term loan, with monthly principal payments.  At September 30, 2012 the term loan balance was $59.8 million.  Revolver borrowings are limited to the lesser of a borrowing base, comprised of eligible receivables and inventories, or $315 million in the aggregate.  The ABL Credit Facility matures on July 1, 2016.

The ABL Credit Facility requires us to comply with various covenants, the most significant of which include: (i) until maturity of the ABL Credit Facility, if any commitments or obligations are outstanding and our availability is less than the greater of $20 million, 12.5% of the aggregate amount of revolver commitments ($26 million at September 30, 2012), or 60% of the principal balance of the term loan then outstanding ($36 million at September 30, 2012), then we must maintain a ratio of EBITDA minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.10 to 1.00 for the most recent twelve fiscal month period; (ii) limitations on dividend payments; (iii) restrictions on additional indebtedness; and (iv) limitations on investments and joint ventures.  Effective with the March 16, 2012 amendment, we have the option to borrow under our revolver based on the agent’s base rate plus a premium ranging from 0.00% to 0.50% or the London Interbank Offered Rate (LIBOR) plus a premium ranging from 1.50% to 2.00%.  The interest rate under the term loan is based on the agent’s base rate plus a premium ranging from 0.25% to 0.75% or LIBOR plus a premium ranging from 1.75% to 2.25%.

As of September 30, 2012, we were in compliance with our covenants and had approximately $75 million of availability under the ABL Credit Facility.

In June 2012, we entered into a forward starting fixed rate interest rate hedge commencing July 2013 in order to eliminate the variability of cash interest payments on $53 million of the outstanding LIBOR based borrowings under the ABL credit facility.  The hedge matures on June 1, 2016 and is reduced monthly by the principal payments on the term loan.  The interest rate hedge fixed the rate at 1.21% plus a premium ranging from 1.75% to 2.25%.  Although we are exposed to credit loss in the event of nonperformance by the other parties to the interest rate hedge agreement, we anticipate performance by the counterparties.

As of September 30, 2012, $5.0 million of bank financing fees were included in “Prepaid expenses and other” and “Other long-term assets” on the accompanying Consolidated Balance Sheet.  This includes $1.2 million of financing fees paid for the March 16, 2012 amendment.  The financing fees are being amortized over the remaining term of the credit facility.

As part of the CTI acquisition, we assumed approximately $5.9 million of Industrial Revenue Bond indebtedness issued through the Stanly County, North Carolina Industrial Revenue and Pollution Control Authority (IRB).  The bond matures in April 2018, with the option to provide principal payments annually on April 1st.  Interest is payable monthly, with a variable rate that resets weekly.   As security for payment of the bonds, we obtained a direct pay letter of credit issued by JPMorgan Chase Bank, N.A.  The letter of credit reduces annually by the principal reduction amount.  The interest rate at September 30, 2012 was 0.29% for the IRB debt.

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

Approximately 8.4% of our consolidated net sales in the first nine months of 2012 were directly to automotive manufacturers or manufacturers of automotive components and parts.  Historically, due to the concentration of customers in the automotive industry, our gross margins on these sales have generally been less than our margins on sales to customers in other industries.

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

In October 2011, MF Global UK Limited (MF Global UK), a United Kingdom based broker-dealer, was placed into the United Kingdom’s administration process (a process similar to bankruptcy proceedings in the United States) by the Financial Services Authority following the Chapter 11 bankruptcy filing of its U.S. parent, MF Global Holdings Ltd.  We had used MF Global UK as one of our third-party brokers for nickel swaps.  All of our open hedges with MF Global UK were closed effective November 1, 2011, and we do not believe that we have a material obligation to MF Global as of September 30, 2012.  However, bankruptcy and administration processes are uncertain and the results could change and our financial statements may be materially impacted in the future.

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

Item 4.  Controls and Procedures

The evaluation required by Rule 13a-15 of the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q has been carried out under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer.  These disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in reports that are filed with or submitted to the SEC is: (i) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2012, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during the third quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.  OTHER INFORMATION

Items 1, 1A, 2, 3, 4 and 5 of this Part II are either inapplicable or are answered in the negative and are omitted pursuant to the instructions to Part II.

Item 6.  Exhibits

Exhibit	Description of Document	Reference

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLYMPIC STEEL, INC.
(Registrant)

Date: November 8, 2012	By:	/s/ Michael D. Siegal
Michael D. Siegal
Chairman of the Board and Chief
Executive Officer

By:	/s/ Richard T. Marabito
Richard T. Marabito
Chief Financial Officer and
Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description of Document	Reference

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document