Form 10-K
period 2012-12-31
OLYMPIC STEEL INC
filed 2013-02-21
CIK 917470

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

( X )	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Year Ended December 31, 2012

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period From _______________ To _______________

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
Large accelerated filer ( )	Accelerated filer (X)
Non-accelerated filed ( )	Small reporting company ( )
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      Yes (  )  No (X)

As of June 30, 2012, the aggregate market value of voting stock held by nonaffiliates of the registrant based on the closing price at which such stock was sold on the Nasdaq Global Select Market on such date approximated $150,306,972.

The number of shares of common stock outstanding as of February 21, 2013 was 10,942,918.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days of the close of its fiscal year ended December 31, 2012, portions of which document shall be deemed to be incorporated by reference in Part III of this Annual Report on Form 10-K from the date such document is filed.

PART I

ITEM 1.  BUSINESS

The Company

We are a leading metals service center that operates in two reportable segments: flat products and tubular and pipe products.  We provide metal processing and distribution services for a wide range of customers.  Our primary focus is on the direct sale and distribution of large volumes of processed carbon, coated, aluminum and stainless flat-rolled sheet, coil and plate products.  Commencing with the July 1, 2011 acquisition of Chicago Tube and Iron Company, or CTI, we also distribute metal tubing, pipe, bar, valves and fittings and fabricate pressure parts supplied to various industrial markets.  We act as an intermediary between metals producers and manufacturers that require processed metals for their operations.  We serve customers in metal consuming industries, including manufacturers and fabricators of transportation and material handling equipment, construction and farm machinery, storage tanks, environmental and energy generation equipment, automobiles, food service and electrical equipment, military vehicles and equipment, as well as general and plate fabricators and metals service centers.  We distribute our products primarily through a direct sales force.

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

Industry Overview

The metals industry is comprised of three types of entities: metals producers, intermediate metals processors and metals service centers.  Metals producers have historically emphasized the sale of metals to volume purchasers and have generally viewed intermediate metals processors and metals service centers as part of their customer base. However, all three types of entities can compete for certain customers who purchase large quantities of metals. Intermediate metals processors tend to serve as processors in large quantities for metals producers and major industrial consumers of processed metals, including automobile and appliance manufacturers.

Services provided by metals service centers can range from storage and distribution of unprocessed metal products to complex, precision value-added metals processing.  Metals service centers respond directly to customer needs and emphasize value-added processing of metals pursuant to specific customer demands, such as cutting-to-length, slitting, shearing, roll forming, shape correction and surface improvement, blanking, tempering, plate burning and stamping.  These processes produce metals to specified lengths, widths, shapes and surface characteristics through the use of specialized equipment.  Metals service centers typically have lower cost structures than, and provide services and value-added processing not otherwise available from, metals producers.

End product manufacturers and other metals users have increasingly sought to purchase metals on shorter lead times and with more frequent and reliable deliveries than can normally be provided by metals producers. Metals service centers generally have lower labor costs than metals producers and consequently process metals on a more cost-effective basis. In addition, due to this lower cost structure, metals service centers are able to handle orders in quantities smaller than would be economical for metals producers. The benefits to customers purchasing products from metals service centers include lower inventory levels, lower overall cost of raw materials, more timely response and decreased manufacturing time and expense.  Customers also benefit from a lower investment in buildings and equipment, which allows them to focus on the engineering and marketing of their products. We believe that the increasing prevalence of more frequent just-in-time delivery requirements has made the value-added inventory, processing and delivery functions performed by metals service centers increasingly important.

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

Business Strategy and Objectives

We believe that the metals service center and processing industry is driven by four primary trends: (i) increased domestic outsourcing of manufacturing processes by North American original equipment manufacturers; (ii) shift by customers to fewer suppliers that are larger and financially strong; (iii) increased customer demand for more frequent, higher quality products and services; and (iv) consolidation and globalization of metals industry participants.

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

•	On-going business process enhancements and redesigns to improve efficiencies and reduce costs.
•	New systems and key metric reporting to focus managers on achieving specific operating objectives.
•	Alignment of compensation with the financial objectives and performance of the Company and the achievement of specific financial and operating objectives.

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

Investment In Value-Added Processing Equipment.  We have invested in processing and automation equipment to support customer demand and to respond to the growing trend among original equipment manufacturers (our customers) to outsource non-core production processes, such as plate processing, machining, welding and fabrication, in order to concentrate on engineering, design and assembly. When the results of sales and marketing efforts and our financial justifications indicate that there is sufficient customer demand for a particular product, process or service, we may purchase equipment to satisfy that demand. We also evaluate our existing equipment to ensure that it remains productive, and we upgrade, replace, redeploy or dispose of equipment when necessary.

Investments in automated laser cutters, welding lines, paint lines, precision machining equipment, blanking lines, shot blasters, plate processing equipment and customized temper mills with heavy gauge cut-to-length capabilities have allowed us to further increase our higher value-added processing services.

On July 1, 2011, we acquired all of the outstanding common shares of CTI.  CTI is our tubular and pipe products segment.  CTI stocks, processes and fabricates metal tubing, pipe, bar, valves and fittings and pressure parts at nine operating facilities located primarily throughout the Midwestern United States.  The acquisition of CTI enhances our commercial opportunities by adding new product offerings to an expanded customer base and by increasing our distribution footprint.

We continue to invest in growth initiatives.  During 2012, we spent $23 million on capital expenditures as we finalized several of our growth initiatives.  Our new facility in Streetsboro, Ohio for our specialty metals business became operational during the third quarter of 2012, and our new temper mill and cut-to-length line in Gary, Indiana became operational at the end of December 2011.  Other capital expenditures were attributable to additional processing equipment at our existing facilities and building improvements to our new facilities.  Commencing in 2013, we anticipate our capital spending to decrease to less than our annual depreciation expense (approximately $20 million).  We continue to successfully implement our new business systems.  Our capital investments allowed us to further expand our processing and value-added services.

Sales And Marketing.  We believe that our commitment to quality, service, just-in-time delivery and field sales personnel has enabled us to build and maintain strong customer relationships.  We continuously analyze our customer base to ensure that strategic customers are properly targeted and serviced, while focusing our efforts to supply and service our larger customers on a national basis, where we successfully service multi-location customers from multi-location Olympic facilities. During 2012, we continued our sales integration process with the sales forces of Olympic Steel and CTI to further service our customers with both flat and tubular and pipe products with cross-stocking of products in certain facilities.

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

Management.  We believe one of our strengths is the depth, knowledge and experience of our management team.  In addition to our executive officers, members of our senior management team have a diversity of backgrounds within the metals industry, including management positions at metals producers and other metals service centers. They average 31 years of experience in the metals industry and 23 years with our companies.

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

Through our CTI subsidiary, we maintain an extensive inventory of round, square, and rectangular mechanical and structural tubing; hydraulic and stainless tubing; boiler tubing; carbon, stainless, and aluminum pipe; and valves and fittings.  Overall, CTI maintains over 30,000 line items within its inventory.  CTI provides a variety of value added services to its tube and pipe product line, including saw cutting, laser cutting, threading and grooving.  CTI also fabricates boiler pressure components for the electric utility industry and other industrial applications.

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

Our services include both traditional service center processes of cutting-to-length, slitting, flattening, sawing and shearing and higher value-added processes of blanking, tempering, plate burning, laser cutting, precision machining, welding, fabricating, bending, polishing, kitting and painting to process metals to specified lengths, widths and shapes pursuant to specific customer orders. Cutting-to-length involves cutting metal along the width of the coil. Slitting involves cutting metal to specified widths along the length of the coil. Shearing is the process of cutting sheet metal. Blanking cuts the metal into specific shapes with close tolerances. Tempering improves the uniformity of the thickness and flatness of the metals through a cold rolling process. Plate and laser processing is the process of cutting metal into specific shapes and sizes.  Our forming activities include bending metal.  Our machining activities include drilling, milling, tapping, boring and sawing.  Tube processing includes tube bending and end finishing.  Finishing activities include shot blasting, grinding, edging and polishing.  Our fabrication activities include additional machining, welding, assembly and painting of component parts.

The following table sets forth, as of December 31, 2012, the major pieces of processing equipment in operation by segment:

Processing Equipment	Flat Products	Tubular and Pipe Products	Total
Cutting-to-length	13	8	21
Slitting	8	-	8
Shearing	7	-	7
Blanking	4	-	4
Tempering	3	-	3
Plate processing	29	-	29
Laser processing	25	6	31
Forming	22	-	22
Machining	44	52	96
Painting	4	1	5
Tube processing	2	27	29
Finishing	22	3	25
Total	183	97	280

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

In addition, 24 of our 33 facilities have earned ISO 9001:2008 certifications.  Our Detroit operation has earned Ford’s Q-1 quality rating and is also TS-16949 certified.  CTI has earned The American Society of Mechanical Engineers S Certification and The National Board of Boiler & Pressure Vessel Inspectors R Certification.  We have met the requirements for ISO 14001 (environmental management) in most of our facilities.  Our office building in Winder, Georgia has received Leadership in Energy and Environmental Design certification.

Customers and Distribution

We have a diverse customer and geographic base, which helps to reduce the inherent risk and cyclicality of our business.  Net sales to our top three customers, in the aggregate, approximated 10.4%, 11.4% and 13.1% of our consolidated net sales in 2012, 2011 and 2010, respectively.  We serve customers in metals consuming industries, including manufacturers and fabricators of transportation and material handling equipment, construction and farm machinery, storage tanks, environmental and energy generation equipment, automobiles, food service and electrical equipment, military vehicles and equipment, as well as general and plate fabricators and metals service centers.  Sales to automobile manufacturers and their suppliers, made principally by our Detroit operation, and sales to other metals service centers accounted for approximately 8.4% and 7.6%, respectively, of our consolidated net sales in 2012, 9.9% and 9.0%, respectively, of our consolidated net sales in 2011, and 12.3% and 10.7%, respectively, of our net sales in 2010.

While we ship products throughout the United States, most of our customers are located in the midwestern, eastern and southern regions of the United States. Most domestic customers are located within a 250-mile radius of one of our processing facilities, thus enabling an efficient delivery system capable of handling a high frequency of short lead time orders. We transport our products directly to customers via third-party trucking firms and our expanding in-house truck fleet, which further supports our just-in-time delivery requirements imposed by our customers.  Products sold to foreign customers, which have been immaterial to our consolidated results, are shipped either directly from metals producers to the customer or to an intermediate processor, and then to the customer by rail, truck or ocean carrier.  With the addition of our facility in Monterrey, Mexico in 2011, we are able to stock material and service our customers in that country with shorter lead times.

We process our metals to specific customer orders as well as for stocking programs.  Many of our larger customers commit to purchase on a regular basis at agreed upon or indexed prices for periods ranging from three to twelve months. To help mitigate price volatility risks, these price commitments are generally matched with corresponding supply arrangements. Customers notify us of specific release dates as the processed products are required. Customers typically notify us of release dates anywhere from a just-in-time basis to one month before the release date. Therefore, we are required to carry sufficient inventory to meet the short lead time and just-in-time delivery requirements of our customers.  CTI produces engineered products for the industrial boiler industry.  These products typically take several months to produce due to their size and complexity.  Due to the time required for production, we may require progress payments throughout the construction period.

The current global economic environment has resulted in increased vendor scrutiny by our customers and potential customers.  We believe our size, our strong financial position and our focus on quality and customer service are advantageous in maintaining our customer base and in securing new customers as the economy recovers.

Raw Materials

Our principal raw materials are carbon, coated and stainless steel and aluminum, in the forms of pipe and tube, flat rolled sheet, coil and plate that we typically purchase from multiple primary metals producers. The metals industry as a whole is cyclical and at times pricing and availability of material can be volatile due to numerous factors beyond our control, including general domestic and global economic conditions, labor costs, sales levels, competition, consolidation of metals producers, fluctuations in the costs of raw materials necessary to produce metals, import duties and tariffs and currency exchange rates. This volatility can significantly affect the availability and cost of raw materials for us.

Inventory management is a key profitability driver in the metals service center industry.  We, like many other metals service centers, maintain substantial inventories of metals to accommodate the short lead times and just-in-time delivery requirements of our customers. Accordingly, we purchase metals in an effort to maintain our inventory at levels that we believe to be appropriate to satisfy the anticipated needs of our customers based upon historic buying practices, contracts with customers and market conditions. Our commitments to purchase metals are generally at prevailing market prices in effect at the time we place our orders. We have no long-term, fixed-price metals purchase contracts. When metals prices increase, competitive conditions will influence how much of the price increase we can pass on to our customers. When metals prices decline, customer demands for lower prices and our competitors’ responses to those demands could result in lower sale prices and, consequently, lower gross profits and earnings as we use existing metals inventory.

Suppliers

We concentrate on developing supply relationships with high-quality metals producers, using a coordinated effort to be the customer of choice for business critical suppliers. We employ sourcing strategies maximizing the quality, production and transportation economies of a global supply base. We are an important customer of flat-rolled coil, plate, pipe and tube for many of our principal suppliers, but we are not dependent on any one supplier. We purchase in bulk from metals producers in quantities that are efficient for such producers. This enables us to maintain a continued source of supply at what we believe to be competitive prices. We believe the access to our facilities and equipment, and our high quality customer services and solutions, combined with our long-standing and continuous prompt pay practices, will continue to be an important factor in maintaining strong relationships with metals suppliers. We purchase metals at regular intervals from a number of domestic and foreign producers.

In recent years, the metals producing supply base has experienced significant consolidation, with a few suppliers accounting for a majority of the domestic carbon steel market.  We purchased approximately 39% and 49% of our total metals requirements from our three largest suppliers in 2012 and 2011, respectively.  Although we have no long-term supply commitments, we believe we have good relationships with each of our metals suppliers.  If, in the future, we are unable to obtain sufficient amounts of metals on a timely basis, we may not be able to obtain metals from alternate sources at competitive prices.  In addition, interruptions or reductions in our supply of metals could make it difficult to satisfy our customers’ just-in-time delivery requirements, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Competition

Our principal markets are highly competitive. We compete with other regional and national metals service centers, single location service centers and, to a certain degree, metals producers and intermediate metals processors on a regional basis. We have different competitors for each of our products and within each region.  We compete on the basis of price, product selection and availability, customer service, value-added capabilities, quality, financial strength and geographic proximity. Certain of our competitors have greater financial and operating resources than we have.

With the exception of certain Canadian or Mexican operations, foreign-located metals service centers are generally not a material competitive factor in our principal domestic markets.

Management Information Systems

Information systems are an important component of our strategy. We have invested in technologies and human resources required in this area and expect to continue investment to provide the foundation for future growth.  We currently maintain separate computer-based systems in the operation of our business and we depend on these systems to a significant degree, particularly for inventory management and order fulfillment.  As noted in more detail below, we are in the process of implementing and consolidating information systems to replace our legacy systems.

Our information systems focus on the following core application areas:

Inventory Management.  Our information systems track the status and cost of inventories by location by product on a daily basis.  This information is essential in allowing us to closely monitor and manage our inventory.

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

System and Process Enhancements.  We have completed development of business system alternatives to replace our legacy information systems and have successfully implemented new systems at thirteen of our locations and decommissioned two of our legacy systems as of December 31, 2012.  We are proceeding to roll out new systems at our other divisions to take advantage of streamlined business processes, enhanced inventory management and sales information and improved support capability.  We are also expanding our system capabilities to support our growing value-added capabilities.

We continue to actively seek opportunities to utilize information technologies to reduce costs, improve services, and enhance information reporting within our organization and across the metals supply chain. This includes working with individual metals producers and customers, and participating in industry sponsored groups to develop information processing standards to benefit those in the supply chain.

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

Employees

At December 31, 2012, we employed approximately 1,870 people.  Approximately 335 of the hourly plant personnel are represented by nine separate collective bargaining units.  The table below shows the expiration dates of the collective bargaining agreements.

Facility	Expiration date

St. Paul, Minnesota	May 25, 2013
Milan, Illinois	August 12, 2013
Duluth, Minnesota	December 21, 2014
Locust, North Carolina	March 4, 2015
Romeoville, Illinois	May 31, 2015
Minneapolis coil, Minnesota	September 30, 2015
Indianapolis, Indiana	January 29, 2016
Minneapolis plate, Minnesota	March 31, 2017
Detroit, Michigan	August 31, 2017

We have never experienced a work stoppage and we believe that our relationship with employees is good.  However, any prolonged work stoppages by our personnel represented by collective bargaining units could have a material adverse impact on our business, financial condition, results of operations and cash flows.

Service Marks, Trade Names and Patents

We conduct our business under the name “Olympic Steel.” A provision of federal law grants exclusive rights to the word “Olympic” to the U.S. Olympic Committee. The U.S. Supreme Court has recognized, however, that certain users may be able to continue to use the word based on long-term and continuous use. We have used the name Olympic Steel since 1954, but are prevented from registering the name “Olympic” and from being qualified to do business as a foreign corporation under that name in certain states. In such states, we have registered under different names, including “Oly Steel” and “Olympia Steel.” Our wholly-owned subsidiary, Olympic Steel Lafayette, Inc., does business in certain states under the names “Olympic Steel Detroit,” “Lafayette Steel and Processing” and “Lafayette Steel.”  Our North Carolina operation conducts business under the name “Olympic Steel North Carolina.”  Our Integrity Stainless operation conducts business under the name “Integrity Stainless”.  Our CTI North Carolina operation conducts business under the name “CTI Power.”  Our operation in Monterrey, Mexico operates under the name “Metales de Olympic S. de.R.L. de C.V.”

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

Seasonality

Seasonal factors may cause demand fluctuations within the year which could impact our results of operations.  However, due to our diverse customer and geographic base our operations have not shown any material seasonal trends.  Typically, the first half of the year tends to be stronger than the second half of the year as it contains more ship days and is not impacted by the seasonal shut-downs in July, November and December due to holidays.

Effects of Inflation

Inflation generally affects us by increasing the cost of employee wages and benefits, transportation services, processing equipment, purchased metals, energy and borrowings under our credit facility.  General inflation, excluding the price of metals and increased distribution and fuel expense, has not had a material effect on our financial results during the past three years.

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

Forward-Looking Information

This Annual Report on Form 10-K and other documents we file with the SEC contain various forward-looking statements that are based on current expectations, estimates, forecasts and projections about our future performance, business, our beliefs and our management’s assumptions.  In addition, we, or others on our behalf, may make forward-looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, conferences, webcasts, phone calls and conference calls.  Words such as “may,” “will,” “anticipate,” “should,” “intend,” “expect,” “believe,” “estimate,” “project,” “plan,” “potential,” and “continue,” as well as the negative of these terms or similar expressions are intended to identify forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those implied by such statements including, but not limited to, those set forth in Item 1A (Risk Factors) below and the following:

•	general and global business, economic, financial and political conditions, including the ongoing effects of the global economic recovery;
•	access to capital and global credit markets;
•	competitive factors such as the availability and pricing of metals, industry shipping and inventory levels and rapid fluctuations in customer demand and metals pricing;
•	the cyclicality and volatility within the metals industry;
•	the ability of our customers (especially those that may be highly leveraged, and those with inadequate liquidity) to maintain their credit availability;
•	the success of our new facility startups in Gary, Indiana; Mount Sterling, Kentucky; Monterrey, Mexico; Roseville, Minnesota; Kansas City, Missouri; and Streetsboro, Ohio;
•	the ability to successfully integrate the new locations or recently acquired businesses into our operations and achieve expected results;
•	equipment installation delays or malfunctions, including the Streetsboro, Ohio facility start up;
•	the ability to comply with the terms of our asset-based credit facility and to make the required term loan payments;
•	the ability of our customers and third parties to honor their agreements related to derivative instruments, including the outcome of the MF Global UK Limited administration process;
•	customer, supplier and competitor consolidation, bankruptcy or insolvency;
•	reduced production schedules, layoffs or work stoppages by our own or our suppliers’ or customers’ personnel;
•	the success of union contract renewals;
•	the availability and costs of transportation and logistical services;
•	the amounts, successes and our ability to continue our capital investments and strategic growth initiatives and our business information system implementations;
•
the successes of our strategic efforts and initiatives to increase sales volumes, maintain or improve working capital turnover and free cash flows, improve inventory turnover and improve our customer service;

•	the timing and outcome of inventory lower of cost or market adjustments;
•	the adequacy of our existing information technology and business system software;
•	our ability to pay regular quarterly cash dividends and the amounts and timing of any future dividends;
•	our ability to generate free cash flow through operations and decreased future capital expenditures, reduce inventory and repay debt within anticipated time frames;
•	events or circumstances that could impair or adversely impact the carrying value of any of our assets;
•	risks and uncertainties associated with intangible assets, including potential impairment charges;
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

Risks Related to our Business

Volatile metals prices can cause significant fluctuations in our operating results.  Our sales and operating income could decrease if metals prices decline or if we are unable to pass producer price increases on to our customers.

Our principal raw materials are carbon, coated and stainless steel, and aluminum, pipe and tube, flat rolled sheet, coil and plate that we typically purchase from multiple primary metals producers. The metals industry as a whole is cyclical and, at times, pricing and availability of metals can be volatile due to numerous factors beyond our control, including general domestic and international economic conditions, labor costs, sales levels, competition, levels of inventory held by other metals service centers, consolidation of metals producers, higher raw material costs for the producers of metals, import duties and tariffs and currency exchange rates. This volatility can significantly affect the availability and cost of raw materials for us.

We, like many other metals service centers, maintain substantial inventories of metals to accommodate the short lead times and just-in-time delivery requirements of our customers. Accordingly, we purchase metals in an effort to maintain our inventory at levels that we believe to be appropriate to satisfy the anticipated needs of our customers based upon historic buying practices, supply agreements with customers and market conditions. Our commitments to purchase metals are generally at prevailing market prices in effect at the time we place our orders. We have no long-term, fixed-price metals purchase contracts. When metals prices increase, competitive conditions will influence how much of the price increase we can pass on to our customers.  To the extent we are unable to pass on future price increases in our raw materials to our customers, the net sales and profitability of our business could be adversely affected.  When metals prices decline, customer demands for lower prices and our competitors’ responses to those demands could result in lower sale prices and, consequently, lower gross profits and inventory lower of cost or market adjustments as we use existing inventory.  Significant or rapid declines in metals prices or reductions in sales volumes could adversely impact our ability to remain in compliance with certain financial covenants in our revolving credit facility, as well as result in us incurring inventory or goodwill impairment charges.  Changing metals prices therefore could significantly impact our net sales, gross profit, operating income and net income, and could impair or adversely impact the carrying value of any of our assets.

China is the world’s largest producer and consumer of metals and metals products, which are integral to its current large scale industrial expansion. This large and growing demand for metals by China has significantly affected the global metals industry. Actions by domestic and foreign producers, including metals companies in China, to increase production could result in an increased supply of metals in the United States, which could result in lower prices for our products.   Further, should China experience an economic downturn or slowing of its growth, its metals consumption could decrease and some of the supply it currently uses could be diverted to the U.S. markets we serve, which could depress metals prices. A decline in metals prices could adversely affect our sales, gross profits and profitability.

We service industries that are highly cyclical, and any downturn in our customers’ demand could reduce our sales, gross profits and profitability.

We sell our products in a variety of industries, including capital equipment manufacturers for industrial, agricultural and construction use, the automotive industry, the utilities industry, and manufacturers of fabricated metals products.  Our largest category of customers is producers of industrial machinery and equipment.  Numerous factors, such as general economic conditions, government stimulus or regulation, availability of adequate credit and financing, consumer confidence, significant business interruptions, labor shortages or work stoppages, energy prices, seasonality, customer inventory levels and other factors beyond our control, may cause significant demand fluctuations from one or more of these industries.  Any decrease in demand within one or more of these industries may be significant and may last for a lengthy period of time.  In periods of economic slowdown or recession in the United States and downturns in demand, excess customer or service center inventory or a decrease in the prices that we can realize from sales of our products to customers in any of these industries could result in lower sales, gross profits and profitability.

Approximately 8.4% of our 2012 consolidated net sales were to automotive manufacturers or manufacturers of automotive components and parts, whom we refer to as automotive customers.  Historically, due to the concentration of customers in the automotive industry, our gross profits on these sales have generally been less than our gross profits on sales to customers in other industries.

Our success is dependent upon our relationships with certain key customers.

We have derived and expect to continue to derive a significant portion of our revenues from a relatively limited number of customers.  Collectively, our top three customers accounted for approximately 10.4% and 11.4% of our consolidated net sales in 2012 and 2011, respectively.   Many of our larger customers commit to purchase on a regular basis at agreed upon prices over periods from three to twelve months.  We generally do not have long-term contracts with our customers.  As a result, the relationship, as well as particular orders, can generally be terminated with relatively little advance notice.  The loss of any one of our major customers or decrease in demand by those customers or credit constraints placed on them could have a material adverse effect on our business, our results of operations and our cash flows.

The integration of our new facility startups and the installation of new processing equipment at our existing locations require significant use of capital, management and employee time.  Any deviation from the plan can jeopardize the timeframe and the achievement of expected results and could impact our results of operations.

We have integrated several new facilities in the United States and one facility in Mexico into our current operations.  We have also installed new processing equipment at our existing locations.  Risks associated with the integration and installations include, but are not limited to:

•	a significant deployment of capital and a significant use of management and employee time;
•	the possibility that the performance of the new facilities and new equipment does not meet expectations; and
•	the possibility that disruptions from the integration and installations may make it difficult for us to maintain relationships with our respective customers, employees or suppliers.

Although we have successfully integrated new facilities and installed new processing equipment in the past, we can provide no assurance that the recent integrations and installations will be successful, or achieve expected results.  Difficulties associated with the integration of new facilities and installations of new processing equipment could adversely affect our business, our customer service, our results of operations and our cash flows.

Customer and third-party credit constraints and credit losses could have a material adverse effect on our results of operations.

In climates of economic recovery, our customers may experience difficulty obtaining and/or maintaining credit availability.  In particular, certain customers that are highly leveraged represent an increased credit risk.  Some customers have reduced their purchases because of these credit constraints.  Moreover, our disciplined credit policies have, in some instances, resulted in lost sales.  In recent years, we have experienced an increase in customer bankruptcies and could see further increases if credit availability becomes further constrained.  Were we to lose sales or customers due to these actions, or if we have misjudged our credit estimations and they result in future credit losses, there could be a material adverse effect on business, financial condition, results of operations, cash flows and our allowance for doubtful accounts.  Future disruptions in credit markets could reduce our customers’ abilities to obtain the liquidity necessary to participate in a recovering market.

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

We are in the process of implementing new information systems and consolidating our legacy operating systems into the new systems.  The objective is to standardize and streamline business processes and improve support for our growing service center and fabrication business.  Risks associated with the phased implementation include, but are not limited to:

•	a significant deployment of capital and a significant use of management and employee time;
•	the possibility that the software vendors may not be able to support the project as planned;
•	the possibility that the timelines, costs or complexities related to the new system implementations will be greater than expected;
•	the possibility that the software, once fully implemented, does not work as planned;
•	the possibility that benefits from the new systems may be less or take longer to realize than expected;
•	the possibility that disruptions from the implementation may make it difficult for us to maintain relationships with our respective customers, employees or suppliers; and
•	limitations on the availability and adequacy of proprietary software or consulting, training and project management services, as well as our ability to retain key personnel assigned to the project.

Although we have successfully initiated use of the new systems at thirteen of our locations, we can provide no assurance that the rollout to the remaining locations will be successful or will occur as planned and without disruption to operations.  Difficulties associated with the design and implementation of new information systems could adversely affect our business, our customer service, our results of operations and our cash flows.

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

Historically, we have grown internally by increasing sales and services to our existing customers, aggressively pursuing new customers and services, building or purchasing new facilities and acquiring and upgrading processing equipment in order to expand the range of customer services and products that we offer.  In addition, we have grown through external expansion through the acquisition of other service centers and related businesses.  We intend to actively pursue our growth strategy in the future.

We have completed a number of expansion projects and completed an acquisition in the past three years.  These, or future expansion or construction projects, could have adverse effects on our results of operations due to the impact of the associated start-up costs and the potential for underutilization in the start-up phase of a facility.  While we are pursuing potential acquisition targets, we are unable to predict whether or when any prospective acquisition candidate will become available or the likelihood that any acquisition will be completed.  Moreover, in pursuing acquisition opportunities, we may compete for acquisition targets with other companies with similar growth strategies that may be larger and have greater financial and other resources than we have. Competition among potential acquirers could result in increased prices for acquisition targets.   As a result, we may not be able to consummate acquisitions on satisfactory terms to us, or at all.

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

On March 16, 2012, we amended the agreement governing our credit facility.  We expect to finance our future and in-process growth initiatives through borrowings under our credit facility which matures on June 30, 2016.  However, our credit facility may not be sufficient or available to finance our growth initiatives, and we may have to find additional sources of financing. It may be difficult for us in the future to obtain the necessary funds and liquidity to run and expand our business.

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

Our success is dependent upon the management and leadership skills of our senior management team.  We have employment agreements, which include non-competition provisions, with our Chief Executive Officer, our President and Chief Operating Officer, the President of our recently acquired subsidiary, CTI,  and our Chief Financial Officer that expire on January 1, 2018, January 1, 2016, July 1, 2016 and January 1, 2017, respectively.  The loss of any member of our senior management team or the failure to attract and retain additional qualified personnel could prevent us from implementing our business strategy.

Labor disruptions at any of our facilities or those of major customers could adversely affect our business, results of operations and financial condition.

At December 31, 2012, we employed approximately 1,870 people.  Approximately 335 of the hourly plant personnel are represented by nine separate collective bargaining units.  Any prolonged work stoppages by our personnel represented by collective bargaining units could have a material adverse impact on our business, financial condition, results of operations and cash flows.

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

An interruption in the sources of our metals supply could have a material adverse effect on our results of operations.

In recent years, the metals producing supply base has experienced significant consolidation with a few domestic producers accounting for a majority of the domestic metals market.  Collectively, we purchased approximately 39% and 49% of our total metals requirements from our three largest suppliers in 2012 and 2011, respectively.  The number of available suppliers could be reduced in the future by factors such as further industry consolidation or bankruptcies affecting metals suppliers.  Additionally, fewer available suppliers increases the risk of supply disruption through both scheduled and unscheduled mill outages.  Supply disruption risk has been further increased by the planned reductions of metals production in the United States that have taken place since 2009 and the historically low levels of inventory held at metals service centers.  We have no long-term supply commitments with our metals suppliers.  If, in the future, we are unable to obtain sufficient amounts of metals on a timely basis, we may not be able to obtain metals from alternate sources at competitive prices.  In addition, interruptions or reductions in our supply of metals could make it difficult to satisfy our customers’ just-in-time delivery requirements, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Some customers have been able to continue to manufacture items in the United States for export to foreign markets, due to the relative strength of certain foreign currencies against the U.S. dollar.  If the U.S. dollar were to strengthen, products made by U.S. manufacturers could become less attractive to foreign buyers.  Less purchases by foreign buyers could reduce our metals sales to those U.S. manufacturers.

Our business is highly competitive, and increased competition could reduce our market share and harm our financial performance.

Our business is highly competitive.  We compete with metals service centers and, to a certain degree, metals producers and intermediate metals processors, on a regular basis, primarily on quality, price, inventory availability and the ability to meet the delivery schedules and service requirements of our customers.  We have different competitors for each of our products and within each region.  Certain of these competitors have financial and operating resources in excess of ours.  Increased competition could lower our gross profits or reduce our market share and have a material adverse effect on our financial performance.

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

Historically, there has been volatility in the market price for our common stock. Furthermore, the market price of our common stock could fluctuate substantially in the future in response to a number of factors, including, but not limited to, the risk factors described herein.   Examples include:

•	changes in commodity prices, especially metals;
•	announcement of our quarterly operating results or the operating results of other metals service centers;
•	changes in financial estimates or recommendations by stock market analysts regarding us or our competitors;
•	the operating and stock performance of other companies that investors may deem comparable;
•	developments affecting us, our customers or our suppliers;
•	press releases, earnings releases or publicity relating to us or our competitors or relating to trends in the metals service center industry;
•	inability to meet securities analysts’ and investors’ quarterly or annual estimates or targets of our performance;
•	sales of our common stock by large shareholders;
•	the amount of shares acquired for short-term investments;
•	general domestic or international economic, market and political conditions;
•	changes in the legal or regulatory environment affecting our business; and
•	announcements by us or our competitors of significant acquisitions, dispositions or joint ventures, or other material events impacting the domestic or global metals industry.

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

Michael D. Siegal, our Chief Executive Officer and Chairman of the Board and one of our largest shareholders, owned approximately 11.4% of our outstanding common stock as of December 31, 2012.  Mr. Siegal may have the ability to significantly influence matters requiring shareholder approval.  In deciding how to vote on such matters, Mr. Siegal may be influenced by interests that conflict with yours.

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

Flat Products Segment Facilities

Operation	Location	Square Feet	Function	Owned or Leased

Cleveland	Bedford Heights, Ohio (1)	127,000	Corporate headquarters, coil processing and	Owned
			distribution center
	Bedford Heights, Ohio (1)	121,500	Coil and plate processing, distribution	Owned
			center and offices
	Bedford Heights, Ohio (1)	59,500	Plate processing, distribution center and offices	Leased (2)
	Dover, Ohio	62,000	Plate processing, fabrication and	Owned
			distribution center

Minneapolis	Plymouth, Minnesota	196,800	Coil and plate processing, distribution	Owned
			center and offices
	Plymouth, Minnesota	112,200	Plate processing, fabrication, distribution	Owned
			center and offices
	Roseville, Minnesota	57,000	Distribution center	Leased (3)

Chambersburg	Chambersburg, Pennsylvania	157,000	Plate processing, distribution center and offices	Owned
	Chambersburg, Pennsylvania	150,000	Plate processing, fabrication, distribution center	Owned
			and offices

Iowa	Bettendorf, Iowa	244,000	Coil and plate processing, fabrication, distribution	Owned
			center and offices
	Kansas City, Missouri	43,000	Distribution center and offices	Leased (4)

Winder	Winder, Georgia	285,000	Coil and plate processing, distribution center	Owned
			and offices

Detroit	Detroit, Michigan	256,000	Coil processing, distribution center	Owned
			and offices

Kentucky	Mt. Sterling, Kentucky	100,000	Plate processing and distribution center	Owned
	Mt. Sterling, Kentucky	107,000	Distribution center	Owned

Gary	Gary, Indiana	183,000	Coil processing, distribution center and offices	Owned

Connecticut	Milford, Connecticut	134,000	Coil processing, distribution center and offices	Owned

Chicago	Schaumburg, Illinois	80,500	Coil and sheet processing, distribution center	Owned
			and offices

North Carolina	Siler City, North Carolina	74,000	Plate processing, fabrication, distribution center	Owned
			and offices

Streetsboro	Streetsboro, Ohio	66,200	Coil and sheet processing, distribution center	Leased (5)
			and offices

Washington	Moses Lake, Washington	25,000	Distribution center	Leased (6)

Mexico	Monterrey, Mexico	15,000	Distribution center	Leased (7)

Footnotes related to the table above are located on the next page.

(1)	The Bedford Heights facilities are all adjacent properties.
(2)	This facility is leased month-to-month from a related party pursuant to the terms of a triple net lease for $16,275 per month.
(3)	The lease on this facility expires on November 30, 2016, with renewal options.
(4)	This lease on this facility expires on August 31, 2014, with an option to purchase.
(5)	This facility is subject to a lease to buy agreement.
(6)	The Moses Lake location is comprised of three different facilities. The leases on these facilities expire on February 28, 2013 and January 4, 2015, with annual renewal options.
(7)	The lease on this facility expires on June 1, 2013, with an annual renewal option.

In addition to the facilities listed above, we have sales offices located in Media, Pennsylvania; Jacksonville, Florida; Miami, Florida; Houston, Texas; and Monterrey, Mexico.  All of the properties listed in the table as owned are subject to mortgages securing borrowings under our credit facility.  Management believes we will be able to accommodate our capacity needs for the immediate future at our existing facilities.

Tubular and Pipe Products Segment Locations

Operation	Location	Square Feet	Function	Owned or Leased

Chicago	Romeoville, Illinois	363,000	Corporate offices, fabrication, and distribution center	Owned

Charlotte	Locust, North Carolina	127,600	Fabrication and offices	Owned

Fond du Lac	Fond du Lac, Wisconsin	117,000	Distribution center and offices	Owned

St. Paul	St. Paul, Minnesota	100,000	Distribution center and offices	Owned

Indianapolis	Indianapolis, Indiana	79,000	Distribution center and offices	Owned

Quad Cities	Milan, Illinois	57,600	Distribution center and offices	Owned

Des Moines	Ankeny, Iowa	50,000	Distribution center and offices	Owned

Duluth	Duluth, Minnesota	32,400	Distribution center and offices	Leased (1)

Owatonna Cutting Division	Owatonna, Minnesota	23,000	Production cutting center	Owned

(1)	The lease on this facility expires on November 30, 2014.

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

Michael D. Siegal, age 60, has served as our Chief Executive Officer since 1984, and as Chairman of our Board of Directors since 1994.  From 1984 until January 2001, he also served as our President.  He has been employed by us in a variety of capacities since 1974.  He serves as the Board Chair of the Jewish Federations of North America and the Jewish Federation of Cleveland.  He also serves on the board of directors of the Cleveland Rock and Roll, Inc. (Rock and Roll Hall of Fame and Museum).  He is on the Board of Development Corporation of Israel (Israel Bonds).

David A. Wolfort, age 60, has served as our President since January 2001 and Chief Operating Officer since 1995.  He has been a director since 1987.  He previously served as Vice President Commercial from 1987 to 1995, after having joined us in 1984 as General Manager.  Prior thereto, he spent eight years with a primary steel producer in a variety of sales assignments.  Mr. Wolfort is a director of the Metals Service Center Institute and previously served as Chairman of its Political Action Committee and Governmental Affairs Committee.  He is a trustee of the Board of the Musical Arts Association (Cleveland Orchestra) and of Ohio University and serves as the Chairman of its Resources Committee.  He also serves as a member of the United States International Trade Committee for Steel (ITAC).

Richard T. Marabito, age 49, serves as our Chief Financial Officer.  He joined us in 1994 as Corporate Controller and served in this capacity until being named Chief Financial Officer in March 2000.  He also served as Treasurer from 1994 through 2002 and again from 2010 through 2012.  Prior to joining us, Mr. Marabito served as Corporate Controller for a publicly traded wholesale distribution company and was employed by a national accounting firm in its audit department.  Mr. Marabito served as a board member and Audit Committee Chairman for Hawk Corporation (ASE:  HWK) from 2008 until Hawk was sold in November 2010, and is a board member and Treasurer of the Make-A-Wish Foundation of Ohio, Kentucky and Indiana.  Mr. Marabito serves on the Board of Trustees and as Treasurer for Hawken School in Cleveland, Ohio.  He is also a director of the Metals Service Center Institute and is a past Chairman of its Foundation for Education and Research.

Richard A. Manson, age 44, has served as our Vice President and Treasurer since January 2013 and has been employed by us since 1996.  From March 2010 through December 2012, he served as our Vice President of Human Resources and Administration.  From January 2003 through March 2010, he served as our Treasurer and Corporate Controller.  From 1996 through 2002, he served as our Director of Taxes and Risk Management.  Prior to joining us, Mr. Manson was employed for seven years by a national accounting firm in its tax department.  Mr. Manson serves on the Board of Directors of the West Side Catholic Center and Boys and Girls Clubs of Cleveland.  Mr. Manson is a certified public accountant and member of the Ohio Society of Certified Public Accountants and the American Institute of Certified Public Accountants.

Donald McNeeley, age 58, has served as the President and CEO of CTI, a wholly owned subsidiary of Olympic Steel, Inc. since the acquisition on July 1, 2011.    He joined CTI in 1972 and has held several operational and executive positions within the company.  After serving as CTI’s Vice President of Operations and subsequently Executive Vice President, in 1990, Dr. McNeeley was appointed President and Chief Operating Officer. He is a former Chairman of the Metals Service Center Institute.  Dr. McNeeley is an adjunct professor at Northwestern University where he teaches in the graduate engineering program.  He serves on the board of directors of Saulsbury Industries in Odessa, Texas, where he chairs the Audit Committee.  Dr. McNeeley also serves on the board of directors of Vail Rubber Industries in St. Joseph, Michigan, and is a former director of The Committee for Monetary Research in Greenwich, Connecticut.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock trades on the Nasdaq Global Select Market under the symbol “ZEUS.”  The following table sets forth, for each quarter in the two-year period ended December 31, 2012, the high and low sales prices of our common stock as reported by the Nasdaq Global Select Market:

	2012		2011
	High	Low	High	Low
First quarter	$27.48	$21.78	$33.21	$25.87
Second quarter	24.88	15.06	35.00	24.76
Third quarter	18.41	15.07	29.21	15.82
Fourth quarter	22.14	16.85	25.94	14.58

Holders of Record

On February 1, 2013, we estimate there were approximately 53 holders of record and 4,644 beneficial holders of our common stock.

Dividends

During 2012, our Board of Directors approved regular quarterly dividends of $0.02 per share that were paid on March 15, 2012, June 15, 2012, September 17, 2012 and December 17, 2012.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended December 31, 2012.

Recent Sales of Unregistered Securities

We did not have any unregistered sales of equity securities during the quarter ended December 31, 2012.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected financial and other data of the Company for each of the five years in the period ended December 31, 2012.  The data presented should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

	For the Years Ended December 31,

	2012	2011	2010	2009	2008
	(in thousands, except per share data)

Income Statement Data:

Net sales	$1,383,701	$1,261,872	$805,043	$523,395	$1,227,245
Gross profit (a)	269,849	253,410	154,645	21,261	296,639
Operating expenses (b)	251,400	208,942	148,543	118,588	187,393
Operating income (loss)	18,449	44,468	6,102	(97,327)	109,246
Interest and other expense on debt	8,357	5,953	2,305	2,217	1,148
Income (loss) before income taxes	10,139	37,485	3,797	(99,544)	108,098
Net income (loss)	$2,277	$24,970	$2,132	$(61,228)	$67,702

Per Share Data:

Net income (loss) - basic (c)	$0.21	$2.28	$0.20	$(5.62)	$6.24
Net income (loss) - diluted	0.21	2.28	0.20	(5.62)	6.21
Weighted average shares - basic	10,989	10,937	10,905	10,887	10,847
Weighted average shares - diluted	10,995	10,951	10,918	10,887	10,895
Dividends declared (d)	$0.08	$0.08	$0.08	$0.11	$1.18

Balance Sheet Data (end of period):

Current assets	$422,377	$420,859	$298,809	$214,617	$348,480
Current liabilities	138,102	139,575	102,625	66,254	95,280
Working capital	284,275	281,284	196,184	148,363	253,200
Total assets	705,994	707,499	429,438	338,294	474,247
Total debt	241,711	244,123	55,235	-	40,198
Shareholders' equity	$289,857	$286,576	$261,638	$259,612	$322,958

The data in the table above only includes CTI information since the acquisition on July 1, 2011.

(a)	Gross profit is calculated as net sales less the cost of materials sold (and the inventory lower of cost or market adjustment in 2009).
(b)
Operating expenses are calculated as total costs and expenses less the cost of materials sold (and the inventory lower of cost or market adjustment in 2009).  2012 operating expenses include $6,583 of goodwill impairment charges related to the Company’s flat products Southern region.

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

Overview

We are a leading metals service center that operates in two reportable segments; flat products and tubular and pipe products.  We provide metals processing and distribution services for a wide range of customers.  Our primary flat products focus is on the direct sale and distribution of large volumes of processed carbon, coated, aluminum and stainless flat-rolled sheet, coil and plate products.  Commencing with the July 1, 2011 acquisition of Chicago Tube and Iron Company, or CTI, we distribute metal tubing, pipe, bar, valves and fittings and fabricate pressure parts supplied to various industrial markets.  Products that require more value-added processing generally have a higher gross profit.  Accordingly, our overall gross profit is affected by, among other things, product mix, the amount of processing performed, the demand for and availability of metals, and volatility in selling prices and material purchase costs.  We also perform toll processing of customer-owned metals. We sell certain products internationally, primarily in Puerto Rico and Mexico.  International sales are immaterial to our consolidated financial results.

Our results of operations are affected by numerous external factors including, but not limited to: general and global business, economic, financial, banking and political conditions; competition; metals pricing, demand and availability; energy prices; pricing and availability of raw materials used in the production of metals; inventory held in the supply chain; customers’ ability to manage their credit line availability; and layoffs or work stoppages by our own, our suppliers’ or our customers’ personnel.  The metals industry also continues to be affected by the global consolidation of our suppliers, competitors and end-use customers.

Like other service centers, we maintain substantial inventories of metals to accommodate the short lead times and just-in-time delivery requirements of our customers.  Accordingly, we purchase metals in an effort to maintain our inventory at levels that we believe to be appropriate to satisfy the anticipated needs of our customers based upon customer forecasts, historic buying practices, supply agreements with customers and market conditions.  Our commitments to purchase metals are generally at prevailing market prices in effect at the time we place our orders.  When metals prices increase, competitive conditions will influence how much of the price increase we can pass on to our customers.  To the extent we are unable to pass on future price increases in our raw materials to our customers, the net sales and profitability of our business could be adversely affected.  When metals prices decline, customer demands for lower prices and our competitors’ responses to those demands could result in lower sale prices and, consequently, lower gross profits as we sell existing metals inventory.

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

Reportable Segments

As a result of our acquisition of CTI, we now operate in two reportable segments; flat products and tubular and pipe products.  The Company evaluated its reportable segments in connection with its acquisition of CTI, and followed the accounting guidance that requires the utilization of a “management approach” to define and report the financial results of operating segments.  The management approach defines operating segments along the lines used by the Company’s chief operating decision maker (CODM) to assess performance and make operating and resource allocation decisions.  Our CODM evaluates performance and allocates resources based primarily on operating income (loss).  Our operating segments are based primarily on internal management reporting.

Flat products

The primary focus of our flat products segment is on the direct sale and distribution of large volumes of processed carbon, coated, aluminum and stainless flat-rolled sheet, coil and plate products.  We act as an intermediary between metals producers and manufacturers that require processed metals for their operations.  We serve customers in most metals consuming industries, including manufacturers and fabricators of transportation and material handling equipment, construction and farm machinery, storage tanks, environmental and energy generation equipment, automobiles, food service and electrical equipment, military vehicles and equipment, as well as general and plate fabricators and metals service centers.  We distribute our products primarily through a direct sales force.

The flat products segment has 23 strategically-located processing and distribution facilities in the United States and one in Monterrey, Mexico.  This geographic footprint allows us to focus on regional customers and larger national and multi-national accounts, primarily located throughout the midwestern, eastern and southern United States.  We distribute our products primarily through a direct sales force.

Tubular and pipe products

The tubular and pipe products segment consists of the recently acquired CTI business.  Through our tubular and pipe products segment, we distribute metals tubing, pipe, bar, valve and fittings and fabricate pressure parts supplied to various industrial markets.  Founded in 1914, CTI operates from nine locations in the midwestern and southeastern United States.  We distribute our products primarily through a direct sales force.

Results of Operations

The following table sets forth certain consolidated income statement data for the years ended December 31, 2012, 2011 and 2010 (dollars shown in thousands):

	2012		2011		2010
	$	% of net sales	$	% of net sales	$	% of net sales
Net sales	$1,383,701	100.0	$1,261,872	100.0	$805,043	100.0

Cost of materials sold	1,113,852	80.5	1,008,462	79.9	650,398	80.8

Gross profit (a)	269,849	19.5	253,410	20.1	154,645	19.2

Operating expenses (b)	251,400	18.2	208,942	16.6	148,543	18.5

Operating income	18,449	1.3	44,468	3.5	6,102	0.8

Interest and other expense on debt	8,357	0.6	5,953	0.5	2,305	0.3

Income before income taxes	10,139	0.7	37,485	3.0	3,797	0.5

Income taxes	7,862	0.6	12,515	1.0	1,665	0.2

Net income	$2,277	0.2	$24,970	2.0	$2,132	0.3

(a)	Gross profit is calculated as net sales less the cost of materials sold.
(b)
Operating expenses are calculated as total costs and expenses less the cost of materials sold. 2012 operating expenses include $6,583 of goodwill impairment charges related to the Company's flat products Southern region.

2012 Compared to 2011

Net sales increased 9.7% to $1.4 billion in 2012 from $1.3 billion in 2011.  The increase in sales for the year ended December 31, 2012 was due to the July 1, 2011 acquisition of CTI.  CTI sales during 2012 totaled $245.6 million compared to $118.2 million during the six months after the July 1, 2011 acquisition.  We expect our 2013 sales to reflect the increased capacity associated with our new flat products locations and anticipated pipe and tube sales growth.  We expect metals prices in the first quarter of 2013 to be higher than the fourth quarter of 2012, but lower than first quarter of 2012.

Cost of materials sold increased 10.5% to $1.1 billion in 2012 from $1.0 billion in 2011.  The increase in cost of materials sold during 2012 was due to the July 1, 2011 acquisition of CTI and higher costed material.  CTI cost of materials sold during 2012 totaled $172.6 million compared to $84.7 million during 2011.

As a percentage of net sales, gross profit (as defined in footnote (a) in the table above) decreased to 19.5% in 2012 from 20.1% in 2011.  The decrease in gross profit during 2012 was primarily due to market pricing pressures in the flat rolled segment, as steel prices declined during 2012.

Operating expenses in 2012 increased $42.5 million, or 20.3%, from 2011.  As a percentage of net sales, operating expenses increased to 18.2% in 2012 from 16.6% in 2011.  During 2012, higher operating expenses were primarily attributable to a full year of CTI operating expenses, increased variable expenses, the goodwill impairment charge related to the flat products Southern region and increased depreciation expense related to our new facilities.  CTI operating expenses totaled $55.0 million during 2012 compared to $26.3 million during 2011 which accounted for 67.5% of the increase.  Variable expenses, such as distribution and warehouse and processing increased during 2012 due to increased shipments in the flat products segment, and increased headcount and operating expenses at our new facilities.  The goodwill impairment charge for the flat products Southern region of $6.6 million is a non-cash, non-recurring charge which accounted for 15.5% of the operating expense increase.  Depreciation expense increased $2.3 million related to our new facilities and new processing equipment at existing facilities.  The increase in depreciation expense accounted for 5.4% of the increase in operating expenses.

Interest and other expense on debt totaled $8.4 million in 2012 compared to $6.0 million in 2011.  Our effective borrowing rate, exclusive of deferred financing fees and commitment fees, was 2.7% in 2012 compared to 3.1% in 2011.  The increase in interest and other expense on debt in 2012 was primarily attributable to the additional debt incurred for the acquisition of CTI and higher financing fee amortization.  The lower effective borrowing rate in 2012 is a result of lower rate premiums under our credit facility.

For 2012, income before income taxes totaled $10.1 million compared to income before income taxes of $37.5 million in 2011.  An income tax provision of 77.5% was recorded for 2012, compared to an income tax provision of 33.4% in 2011.  The increase in our 2012 effective income tax rate was mainly due to the non-deductibility of the goodwill impairment charge and the impact of permanent non-deductible tax items applied to a low pre-tax income level in 2012.  The unusually low 2011 effective income tax rate was mainly due to changes in unrecognized tax benefits during 2011.  We expect our 2013 income tax rate to approximate 39%.

Net income for 2012 totaled $2.3 million or $0.21 per basic and diluted share, compared to net income of $25.0 million or $2.28 per basic and diluted share for 2011.

Segment Operations

Flat products

The following table sets forth certain income statement data for the flat products segment for the years ended December 31, 2012, 2011 and 2010 (dollars shown in thousands, except per ton data):

	2012		2011		2010
		% of net sales		% of net sales		% of net sales
Direct tons sold	1,061,603		1,053,670		878,323
Toll tons sold	80,866		72,710		90,300
Total tons sold	1,142,469		1,126,380		968,623

Net sales	$1,138,063	100.0%	$1,143,708	100.0%	$805,043	100.0%

Average selling price per ton	996		1,015		831

Cost of materials sold	941,192	82.7%	923,763	80.8%	650,398	80.8%

Gross profit (a)	196,871	17.3%	219,945	19.2%	154,645	19.2%

Operating expenses (b)	196,419	17.3%	182,683	16.0%	148,543	18.5%

Operating income	$452	0.0%	$37,262	3.3%	$6,102	0.8%

(a)	Gross profit is calculated as net sales less the cost of materials sold.
(b)	Operating expenses are calculated as total costs and expenses less the cost of materials sold. 2012 operating expenses include a $6,583 goodwill impairment charge related to the Southern region.

Tons sold increased 1.4% to 1.14 million in 2012 from 1.13 million in 2011.  Toll tons sold in 2012 increased during the fourth quarter of 2012 as our new Gary, Indiana temper-mill facility secured customer tolling business.

Net sales decreased 0.5% to $1.138 billion in 2012 from $1.144 billion in 2011.  Average selling prices in 2012 decreased to $996 per ton, compared to $1,015 per ton 2011.  In 2012, despite increased tons sold, net sales decreased due to lower average selling prices.

Cost of materials sold increased 1.9% to $941.2 million in 2012 from $923.8 million in 2011.  Cost of materials sold was higher during 2012 than 2011 as tons sold increased in 2012 and the average cost of inventory was higher entering 2012 than 2011.

As a percentage of net sales, gross profit (as defined in footnote (a) in the table above) decreased to 17.3% in 2012 from 19.2% in 2011.  The decrease in gross profit during 2012 was primarily due to competitive market pressures associated with declining prices for metals in 2012, lower gross profit in our start-up locations as we secured new business and the comparative effect to a rising pricing environment in the first half or 2011.

Operating expenses in 2012 increased $13.7 million, or 7.5%, from 2011.  As a percentage of net sales, operating expenses increased to 17.3% for 2012 from 16.0% in 2011.  During 2012, higher operating expenses were primarily attributable to increased variable expenses, the goodwill impairment charge of the Southern region and increased depreciation expense, related to our new facilities.  Variable expenses, such as distribution and warehouse and processing increased during 2012 due to increased shipments and increased headcount and operating expenses at our new facilities.  The goodwill impairment charge for the Southern region of $6.6 million is a non-cash, non-recurring charge which accounted for 48.2% of the operating expense increase.  Depreciation expense increased $2.3 million related to our new facilities and new processing equipment at existing facilities.  The increase in depreciation expense accounted for 16.8% of the increase in operating expenses.

Operating income for 2012 totaled $452 thousand compared to $37.3 million in 2011.

Tubular and pipe products

The following table sets forth certain income statement data for the tubular and pipe products segment for 2012 and the second half of 2011 (dollars shown in thousands).

	2012		2011 (a)
	$	% of net sales	$	% of net sales

Net sales	$245,638	100.0%	$118,164	100.0%

Cost of materials sold	172,660	70.3%	84,699	71.7%

Gross profit (b)	72,978	29.7%	33,465	28.3%

Operating expenses (c)	54,981	22.4%	26,259	22.2%

Operating income	$17,997	7.3%	$7,206	6.1%

(a)	Includes data since the July 1, 2011 acquisition.
(b)	Gross profit is calculated as net sales less the cost of materials sold.
(c)	Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Net sales increased 107.9% to $245.6 million in 2012 from $118.2 million in 2011.  The increase is a result of including a full year of sales in 2012 compared to 6 months in 2011 after the July 1, 2011 acquisition and increased sales in 2012 over comparable periods in 2011.

Cost of materials sold increased 103.9% to $172.7 million from $84.7 million in 2011.  The increase is a result of including a full year of cost of materials sold in 2012 compared to 6 months in 2011 after the July 1, 2011 acquisition.

Gross profits are higher than our traditional flat products segment.  As a percentage of net segment sales, gross profit (as defined in footnote (b) in the table above) totaled 29.7% in 2012 compared to 28.3% in 2011.  As part of purchase price accounting, certain CTI inventory was adjusted to its fair market value or its selling price on July 1, 2011, and then subsequently expensed to cost of goods sold.  This resulted in lower 2011 tubular and pipe products segment gross profits of approximately $1.2 million, or 1.0% of segment sales.

Operating expenses were $55.0 million, or 22.4% of net segment sales, in 2012 compared to $26.3 million or 22.2%.  Operating expenses increased during 2012 due to increased warehouse labor expense and additional overtime required at the North Carolina facility during the fourth quarter of 2012.

Operating income for 2012 totaled $18.0 million, or 7.3% of net segment sales, compared to $7.2 million, or 6.1% of net segment sales, for the last six months of 2011.

2011 Compared to 2010

The following table sets forth certain consolidated income statement data for the years ended December 31, 2011, 2010 and 2009 (dollars shown in thousands):

	2011		2010		2009
	$	% of net sales	$	% of net sales	$	% of net sales
Net sales	$1,261,872	100.0	$805,043	100.0	$523,395	100.0

Cost of materials sold	1,008,462	79.9	650,398	80.8	502,134	95.9

Gross profit (a)	253,410	20.1	154,645	19.2	21,261	4.1

Operating expenses (b)	208,942	16.6	148,543	18.5	118,588	22.7

Operating income (loss)	44,468	3.5	6,102	0.8	(97,327)	(18.6)

Interest and other expense on debt	5,953	0.5	2,305	0.3	2,217	0.4

Income (loss) before taxes	37,485	3.0	3,797	0.5	(99,544)	(19.0)

Income tax provision (benefit)	12,515	1.0	1,665	0.2	(38,316)	(7.3)

Net income (loss)	$24,970	2.0	$2,132	0.3	$(61,228)	(11.7)

(a)	Gross profit is calculated as net sales less the cost of materials sold (which includes $81,063 of inventory lower of cost or market adjustments in 2009).
(b)	Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Net sales increased 56.7% to $1.3 billion in 2011 from $805 million in 2010.  The increase in sales for the year ended December 31, 2011 was due to increased sales volume and increased pricing in the flat products segment, and the July 1, 2011 acquisition of CTI.  CTI sales from July 1, 2011 were included in our 2011 net sales, and totaled $118.2 million, accounting for 25.9% of the sales increase.

Cost of materials sold increased 55.1% to $1.0 billion in 2011 from $650 million in 2010.  The increase in cost of materials sold during 2011 was due to the July 1, 2011 acquisition of CTI.  CTI cost of materials sold during 2011 totaled $84.7 million accounting for 23.7% of the cost of materials sold increase.  In addition, cost of materials sold increased due to increased sales volume and increased metals pricing in the flat products segment.

As a percentage of net sales, gross profit (as defined in footnote (a) in the table above) increased to 20.1% in 2011 from 19.2% in 2010.  The increase in gross profit during 2011 was primarily due to the acquisition of CTI as its tubular and pipe products have higher gross profits than our traditional flat products.

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

During the fourth quarter of 2011, we wrote down the value of our 50% investment of the remaining real estate of our Olympic Laser Processing, or OLP, joint venture by $953 thousand as a result of a decrease in the value of the real estate.  The non-cash write down is included below operating income in asset impairment of idled real estate.

Interest and other expense on debt totaled $5.9 million in 2011 compared to $2.3 million in 2010.  Our effective borrowing rate, exclusive of deferred financing fees and commitment fees, was 3.1% in 2011 compared to 3.9% in 2010.  The increase in interest and other expense on debt in 2011 was primarily attributable to the additional debt incurred for the acquisition of CTI and higher financing fee amortization.  The lower effective borrowing rate is a result of lower borrowing rates under our credit facility.

For 2011, income before income taxes totaled $37.5 million compared to income before taxes of $3.8 million in 2010.  An income tax provision of 33.4% was recorded for 2011, compared to an income tax provision of 43.9% in 2010. Income taxes paid totaled $9.2 million in 2011 compared to income taxes refunded of $36.4 million in 2010.  The decrease of ten percentage points in our 2011 effective income tax rate was mainly due to changes in unrecognized tax benefits during 2011 and the 2010 impact of permanent non-deductible tax items applied to a low pre-tax income level, and the inability to take certain tax deductions once our taxable income turned to a taxable loss during the fourth quarter of 2010.

Net income for 2011 totaled $25.0 million or $2.28 per basic and diluted share, compared to net income of $2.1 million or $0.20 per basic and diluted share for 2010.

Segment Operations

Flat products

The following table sets forth certain income statement data for the flat products segment for the years ended December 31, 2011, 2010 and 2009 (dollars shown in thousands, except per ton data):

	2011		2010		2009
		% of net sales		% of net sales		% of net sales
Direct tons sold	1,053,670		878,323		644,752
Toll tons sold	72,710		90,300		76,226
Total tons sold	1,126,380		968,623		720,978

Net sales	$1,143,708	100.0%	$805,043	100.0%	$523,395	100.0%

Average selling price	1,015		831		726

Cost of materials sold	923,763	80.8%	$650,398	80.8%	502,134	95.9%

Gross profit (1)	219,945	19.2%	154,645	19.2%	21,261	4.1%

Operating expenses (2)	182,683	16.0%	148,543	18.5%	118,588	22.7%

Operating income (loss)	$37,262	3.3%	$6,102	0.8%	$(97,327)	-18.6%

(1)	Includes $81,063 of inventory lower of cost of market adjustment in 2009.
(2)	Gross profit is calculated as net sales less the cost of materials sold.
(3)	Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Tons sold increased 16.3% to 1.1 million in 2011 from 969 thousand in 2010.    Direct tons sold in 2011 were higher in substantially all markets in which we sell, compared to 2010.  Toll tons sold in 2011 were lower as our automotive sales mix increased to more direct sales in 2011 and certain businesses moved to direct sales versus toll sales in 2010.

Net sales increased 42.1% to $1.144 billion in 2011 from $805 million in 2010.  Average selling prices in 2011 were $1,015 per ton, compared with $831 per ton 2010.  The 2011 increases in sales were due to both higher tons sold and increased average selling prices.

Cost of materials sold increased 42% to $924 million in 2011 from $650 million in 2010.  The increased cost of materials sold was due to the increased tons sold as well as the increased metals prices.

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

	2011
	Q3	% of net sales	Q4	% of net sales	YTD	% of net sales

Net sales	$61,410	100.0%	$56,754	100.0%	$118,164	100.0%

Cost of materials sold	44,942	73.2%	39,757	70.1%	84,699	71.7%

Gross profit (a)	16,468	26.8%	16,997	29.9%	33,465	28.3%

Operating expenses (b)	12,915	21.0%	13,344	23.5%	26,259	22.2%

Operating income	$3,553	5.8%	$3,653	6.4%	$7,206	6.1%

(a)	Gross profit is calculated as net sales less the cost of materials sold.
(b)	Operating expenses are calculated as total costs and expenses less the cost of materials sold.

The Company’s tubular and pipe products segment consists of the recently acquired CTI business, and the following discussion outlines this segment’s impact on consolidated results from the acquisition date of July 1, 2011 through December 31, 2011.

Net sales in were $118.2 million or 9.4% of consolidated net sales in 2011, or 17.7% of net sales for the second half of 2011.

Cost of materials sold were $84.7 million, or 8.4% of consolidated cost of materials sold.  As part of purchase price accounting, certain CTI inventory was adjusted to its fair market value or its selling price, and then subsequently expensed to cost of goods sold.  This resulted in lower tubular and pipe products segment gross profit of approximately $1.2 million, or 1.0% of segment sales.

Tubular and pipe products segment gross profits are higher than our historical flat products segment.  As a percentage of net segment sales, gross profit totaled 28.3% during 2011.

Operating expenses were $26.3 million, or 22.2% of net segment sales in 2011.

Operating income for 2011 totaled $7.2 million or 6.1% of net segment sales.

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

2012 Compared to 2011

Operating Activities

During 2012, we generated $27.4 million of net cash from operations, of which $31.1 million was generated from operating activities and $3.7 million was used for working capital.  During 2011, we generated $15.8 million of net cash from operations, of which $57.4 million was generated from operating activities and $41.6 million was used for working capital.

Net cash from operations totaled $31.1 million during 2012 and was generated from net income of $2.3 million, depreciation and amortization of $22.2 million and $6.6 million from the non-cash goodwill impairment in the Southern region.  Net cash from operations totaled $57.4 million during 2011 and was generated from net income of $25.0 million, depreciation and amortization of $16.7 million and changes in long-term deferred income taxes of $8.9 million.

Working capital at December 31, 2012 totaled $284.3 million, a $3.0 million increase from December 31, 2011.  The increase was primarily attributable to a $12.3 million increase in inventories, offset by a $9.7 million decrease in accounts receivable.

Investing Activities

Net cash used for investing activities was $22.9 million during 2012.  During 2012, we spent $23.4 million on capital expenditures.  The expenditures were primarily attributable to the new temper mill facility and equipment in Gary, Indiana, the second facility in Mt. Sterling, Kentucky, additional processing equipment at our flat products and tube and pipe products existing facilities, and costs related to the implementation of our new computer systems.  Commencing in 2013, we anticipate our capital spending to decrease to less than our annual depreciation expense (approximately $20 million).

We continue to successfully implement our new business systems.  During 2012, we expensed $662 thousand and capitalized $410 thousand associated with the implementation of the systems.  Since the project began in 2006, we have cumulatively expensed $11.4 million and capitalized $16.9 million associated with the project.

Financing Activities

In 2012, we used $4.1 million for financing activities, which primarily consisted of $2.5 million of net repayments under our ABL Credit Facility and Industrial Revenue Bond.

In February 2013, our Board of Directors approved a regular quarterly dividend of $0.02 per share, which is payable on March 15, 2013 to shareholders of record as of March 1, 2013.  Our Board previously approved 2012 regular quarterly dividends of $0.02 per share, which were paid on each of March 15, 2012, June 15, 2012, September 17, 2012 and December 17, 2012.  Dividend distributions in the future are subject to the availability of cash, the $2.5 million annual limitation on cash dividends under our ABL Credit Facility (as defined below) and continuing determination by our Board of Directors that the payment of dividends remains in the best interest of our shareholders.

Debt Arrangements

On March 16, 2012, we amended our existing revolver under our ABL Credit Facility.  The amendment provided, among other things: (i) a reduction in the applicable margin for loans under our Loan and Security Agreement; (ii) additional revolving commitments to the borrowers in an aggregate principal amount of $50 million, which additional revolving commitments do not impact the borrowers’ incremental facilities; and (iii) certain transactions among the borrowers and Metales de Olympic, S. de R.L. de C.V., an indirect subsidiary of ours.  As amended, the ABL Credit Facility consists of a revolving credit line of $315 million and a $64 million term loan, with monthly principal payments.  At December 31, 2012, the term loan balance was $57.6 million.  Revolver borrowings are limited to the lesser of a borrowing base, comprised of eligible receivables and inventories, or $315 million in the aggregate.  The ABL Credit Facility matures on June 30, 2016.

The ABL Credit Facility requires us to comply with various covenants, the most significant of which include: (i) until maturity of the ABL Credit Facility, if any commitments or obligations are outstanding and our availability is less than the greater of $20 million, 12.5% of the aggregate amount of revolver commitments ($39.4 million at December 31, 2012), or 60% of the principal balance of the term loan then outstanding ($34.6 million at December 31, 2012), then we must maintain a ratio of EBITDA minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.10 to 1.00 for the most recent twelve fiscal month period; (ii) limitations on dividend payments; (iii) restrictions on additional indebtedness; and (iv) limitations on investments and joint ventures.  Effective with the March 16, 2012 amendment, we have the option to borrow under our revolver based on the agent’s base rate plus a premium ranging from 0.00% to 0.50% or the London Interbank Offered Rate, or LIBOR, plus a premium ranging from 1.50% to 2.00%.  The interest rate under the term loan is based on the agent’s base rate plus a premium ranging from 0.25% to 0.75% or LIBOR plus a premium ranging from 1.75% to 2.25%.

As of December 31, 2012, we were in compliance with our covenants and had approximately $62.9 million of availability under the ABL Credit Facility.

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

As of December 31, 2012, $4.7 million of bank financing fees were included in “Prepaid expenses and other” and “Other long-term assets” on the accompanying Consolidated Balance Sheet.  This includes $1.2 million of financing fees paid for the March 16, 2012 amendment.  The financing fees are being amortized over the remaining term of the ABL Credit Facility.

As part of the CTI acquisition, we assumed approximately $5.9 million of Industrial Revenue Bond indebtedness issued through the Stanly County, North Carolina Industrial Revenue and Pollution Control Authority, or IRB.  As of December 31, 2012, $5.1 million was outstanding on the IRB.  The bond matures in April 2018, with the option to provide principal payments annually on April 1st.  Interest is payable monthly, with a variable rate that resets weekly.   The IRB has a remarketing feature and is remarketed every six months.  As security for payment of the bonds, we obtained a direct pay letter of credit issued by JPMorgan Chase Bank, N.A.  The letter of credit reduces annually by the optional principal repayment amount.  The interest rate at December 31, 2012 was 0.25% for the IRB debt.

2011 Compared to 2010

Operating Activities

During 2011, we generated $15.8 million of net cash from operations, of which $57.4 million was generated from operating activities and $41.6 million used for working capital.  During 2010, we used $38.8 million of cash for operations, of which $12.8 million was generated from operating activities and $51.6 million used for working capital.

Net cash from operations totaled $57.4 million during 2011 and was generated from net income of $25.0 million, depreciation and amortization of $16.7 million and changes in long-term deferred income taxes of $8.9 million.  Net cash from operations totaled $12.8 million during 2010 and was generated from net income of $2.1 million, depreciation and amortization of $13.9 million and an increase in long-term deferred income taxes of $4.5 million offset by a decrease in other long-term liabilities of $7.1million.

Working capital at December 31, 2011 totaled $281.3 million, an $85.1 million increase from December 31, 2010.  The acquisition of CTI contributed $60.6 million of working capital at July 1, 2011.   The increase in working capital, excluding working capital acquired, was $24.5 million and was attributable to the rising price and volume environment in 2011.  The increase was primarily attributable to a $17.3 million increase in accounts receivable (resulting from higher sales volumes and sales prices), a $26.1 million increase in inventories (resulting from increased inventory purchases and higher metals prices), and a $13.2 million increase in accrued payroll and other accrued liabilities, partially offset by a $12.7 million decrease in accounts payable and outstanding checks (associated with higher steel prices).

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

During 2011, we spent $39.5 million on capital expenditures.  The expenditures were primarily attributable to payments on the new temper mill facility and equipment in Gary, Indiana, the second facility in Mt. Sterling, Kentucky, additional processing equipment at our existing facilities and costs related to the implementation of our new computer systems.  During 2011, we expensed $866 thousand and capitalized $945 thousand associated with the implementation of the systems.

Financing Activities

In 2011, we generated $176.4 million from financing activities, which primarily consisted of $181.5 million of net borrowings under our ABL Credit Facility.

Our Board of Directors approved regular quarterly dividends of $0.02 per share, which were paid on each of March 15, 2011, June 15, 2011, September 15, 2011 and December 15, 2011.

Contractual Obligations

The following table reflects our contractual obligations as of December 31, 2012:

Contractual Obligations (amounts in thousands)		Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	(a)	$267,575	$16,568	$29,739	$218,023	$3,245
Unrecognized tax positions	(b)	116	64	52	-	-
Other long-term liabilities	(c)	9,971	1,032	1,032	928	6,979
Operating leases	(d)	18,466	4,744	6,459	4,381	2,882

Total contractual obligations		$296,128	$22,408	$37,282	$223,332	$13,106
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
(d) See Note 14 to the Consolidated Financial Statements.

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

Other than operating leases, which are disclosed above, and derivative instruments discussed in footnote 10, as of December 31, 2012, we had no material off-balance sheet arrangements.

Effects of Inflation

Inflation generally affects us by increasing the cost of employee wages and benefits, transportation services, processing equipment, purchased metals, energy and borrowings under our credit facility.  General inflation, excluding increases in the price of metals and increased distribution expense, has not had a material effect on our financial results during the past three years.

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

Inventory Valuation

Flat product segments inventories are stated at the lower of cost or market and include the costs of the purchased metals, internal and external processing and inbound freight.  Costs of our flat product segment’s inventories, including flat-rolled sheet, coil and plate products are determined using the specific identification method.

As a result of the acquisition of CTI, certain of our tubular metals products inventory is stated under the last-in, first-out, or LIFO, method, which is not in excess of market.  At December 31, 2012, approximately $46.7 million, or 16.1% of consolidated inventory, was reported under the LIFO method of accounting.  The cost of the remainder of CTI’s inventory is determined using a weighted average rolling first-in, first-out method.

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

We estimate the fair value of goodwill and other indefinite-lived intangible assets using a discounted cash flow methodology, an income approach, and a publicly traded companies guideline method, a market approach.  Management’s assumptions used for the calculations are based on historical results, projected financial information and recent economic events.  Actual results could differ from these estimates under different assumptions or conditions which could adversely affect the reported value of goodwill.

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

Due to the impairment of the Southern region’s goodwill, a triggering event occurred for the long-lived assets of the Southern region.  We performed an undiscounted cash flow analysis which indicated that there were no indicators of impairment of the long-lived assets of the Southern region.

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

Revenue Recognition

For both direct and toll shipments, revenue is recognized when title and risk of loss is transferred, which generally occurs upon delivery to our customers.  Given the proximity of our customers to our facilities, substantially all of our sales are shipped and received within one day.  Sales returns and allowances are treated as reductions to sales and are provided for based on historical experience and current estimates and are immaterial to the consolidated financial statements.

The engineered products produced by CTI typically take several months to produce due to their size and complexity.  Substantially all projects are completed within six months.  The Company may request advance payments from customers during the production of these products.  These payments are included in current short-term liabilities on the Company’s Consolidated Balance Sheet.  Due to their short-term nature, the Company uses the units of delivery method to account for these contracts.  Revenue for the contracts is recognized when the product is shipped and title of the product transfers to the customers.  Revenue for these engineered products accounted for less than 1.3% of our net sales during 2012 and for approximately 1.0% of our net sales during 2011.

Purchase Price Accounting

Business combinations are accounted for using the purchase method of accounting.  This method requires us to record assets and liabilities of the business acquired at their estimated fair market values as of the acquisition date.  Any excess of the cost of the acquisition over the fair value of the net assets acquired is recorded as goodwill.  We use valuation specialists, where necessary, to perform appraisals and assist in the determination of the fair values of the assets acquired and liabilities assumed. These valuations require management to make estimates and assumptions that are critical in determining the fair values of the assets and liabilities.

Impact of Recently Issued Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board issued Accounting Standards Update, or ASU No. 2011-05, “Presentation of Comprehensive Income”.  This ASU related to the presentation of comprehensive income in consolidated financial statements. The new accounting guidance requires the presentation of the components of net income and other comprehensive income either in a single continuous financial statement, or in two separate but consecutive financial statements. The accounting standard eliminates the option to present other comprehensive income and its components as part of the statement of stockholders’ equity. This standard was effective for fiscal years beginning after December 15, 2011, including interim periods. We adopted this standard during 2012 and the adoption had no material impact on our financial statements.

In July 2012, the Financial Accounting Standards Board issued ASU No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment.” This ASU intends to align impairment testing guidance among long-lived asset categories.  This ASU allows the assessment based on  qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired prior to determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles—Goodwill and Other—General Intangibles Other than Goodwill. The provisions of this ASU are required to be applied to the interim and annual tests performed for fiscal years beginning after September 15, 2012.  We adopted this standard during 2012 and the adoption had no material impact to our financial statements.

In February 2013, the Financial Accounting Standards Board issued ASU No. 2013-02,”Other Comprehensive Income.”  This ASU intends to improve the reporting of reclassifications out of accumulated other comprehensive income by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. The provisions of this ASU will be applied to the interim and annual tests performed for fiscal years beginning after December 15, 2012.  We do not expect ASU 2013-02 to have a material impact on our financial statements during 2013.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal raw materials are carbon, coated and stainless steel, and aluminum, pipe and tube, flat rolled sheet, coil and plate that we typically purchase from multiple primary metals producers.  The metals industry as a whole is cyclical and, at times, pricing and availability of metals can be volatile due to numerous factors beyond our control, including general domestic and international economic conditions, labor costs, sales levels, competition, levels of inventory held by other metals service centers, consolidation of metals producers, new global capacity by metals producers, higher raw material costs for the producers of metals, import duties and tariffs and currency exchange rates. This volatility can significantly affect the availability and cost of raw materials for us.

We, like many other metals service centers, maintain substantial inventories of metals to accommodate the short lead times and just-in-time delivery requirements of our customers. Accordingly, we purchase metals in an effort to maintain our inventory at levels that we believe to be appropriate to satisfy the anticipated needs of our customers based upon historic buying practices, supply agreements with customers and market conditions. Our commitments to purchase metals are generally at prevailing market prices in effect at the time we place our orders. We have no long-term, fixed-price metals purchase contracts. When metals prices increase, competitive conditions will influence how much of the price increase we can pass on to our customers.  To the extent we are unable to pass on future price increases in our raw materials to our customers, the net sales and profitability of our business could be adversely affected.  When metals prices decline, customer demands for lower prices and our competitors’ responses to those demands could result in lower sale prices and, consequently, lower gross profits and inventory lower of cost or market adjustments as we sell existing inventory.  Significant or rapid declines in metals prices or reductions in sales volumes could adversely impact our ability to remain in compliance with certain financial covenants in our credit facility, as well as result in us incurring inventory or goodwill impairment charges.  Changing metals prices therefore could significantly impact our net sales, gross profits, operating income and net income.

Rising prices result in higher working capital requirements for us and our customers.  Some customers may not have sufficient credit lines or liquidity to absorb significant increases in the price of metals.  While we have generally been successful in the past in passing on producers’ price increases and surcharges to our customers, there is no guarantee that we will be able to pass on price increases to our customers in the future.

Declining metals prices have generally adversely affected our net sales and net income, while increasing metals prices, have generally favorably affected our net sales and net income.

Approximately 8.4% of our consolidated net sales in 2012 were directly to automotive manufacturers or manufacturers of automotive components and parts.  Historically, due to the concentration of customers in the automotive industry, our gross profits on these sales have generally been less than our profits on sales to customers in other industries.

Inflation generally affects us by increasing the cost of employee wages and benefits, transportation services, processing equipment, energy and borrowings under our credit facility.  General inflation, excluding increases in the price of steel and increased distribution expense, has not had a material effect on our financial results during the past two years.

We are exposed to the impact of fluctuating metals prices and interest rate changes.  During 2012 and 2011, we entered into nickel swaps at the request of customers.  While these derivatives are intended to be effective in helping us manage risk, they have not been designated as hedging instruments.  For certain customers, we enter into contractual relationships that entitle us to pass-through the economic effect of trading positions that we take with other third parties on our customers’ behalf.

Our primary interest rate risk exposure results from variable rate debt.  If interest rates in the future were to increase 100 basis points (1.0%) from December 31, 2012 rates and, assuming no change in total debt from December 31, 2012 levels, the additional annual interest expense to us would be approximately $2.4 million.  We have the option to enter into 30- to 180-day fixed base rate LIBOR loans under the ABL Credit Facility.  The Company assumed an interest rate swap agreement on the $5.9 million of CTI IRB.  The swap agreement matures in April 2018, but may be reduced annually by the amount of the optional principal payments on the IRB.  In June 2012, the Company entered into a forward starting fixed rate interest rate hedge commencing July 2013 in order to eliminate the variability of cash interest payments on approximately $53.3 million of the outstanding LIBOR-based borrowings under the ABL Credit Facility.  The hedge matures on June 1, 2016 and is reduced monthly by the principal payments on the term loan.  The fixed rate interest rate hedge is accounted for as a cash flow hedging instrument for accounting purposes.  The Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap and fixed interest rate hedge agreements.  However, the Company does not anticipate nonperformance by the counterparties.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Olympic Steel, Inc.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Olympic Steel, Inc:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Olympic Steel, Inc. and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
Cleveland, Ohio
February 21, 2013

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012.  In making this assessment, our management used the criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on our assessment, we concluded that, as of December 31, 2012, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Olympic Steel, Inc.
Consolidated Statements of Comprehensive Income
For The Years Ended December 31,
(in thousands, except per share data)

	2012	2011	2010

Net sales	$1,383,701	$1,261,872	$805,043

Costs and expenses
Cost of materials sold (excludes items shown separately below)	1,113,852	1,008,462	650,398
Warehouse and processing	84,389	72,429	51,478
Administrative and general	68,253	59,156	39,233
Distribution	35,009	28,489	19,407
Selling	27,635	24,943	19,802
Occupancy	8,671	7,879	5,320
Depreciation	19,971	15,602	13,303
Amortization	889	444	-
Goodwill impairment	6,583	-	-

Total costs and expenses	1,365,252	1,217,404	798,941

Operating income	18,449	44,468	6,102

Asset impairment charge of joint venture real estate	36	953	-
Other (income) and expense, net	(83)	77	-

Income before interest and income taxes	18,496	43,438	6,102

Interest and other expense on debt	8,357	5,953	2,305

Income before income taxes	10,139	37,485	3,797

Income tax provision	7,862	12,515	1,665

Net income	$2,277	$24,970	$2,132

Net loss on interest rate hedge, net of tax $362	(579)	-	-

Total comprehensive income	$1,698	$24,970	$2,132

Net income per share - basic	$0.21	$2.28	$0.20

Weighted average shares outstanding - basic	10,989	10,937	10,905

Net income per share - diluted	$0.21	$2.28	$0.20

Weighted average shares outstanding - diluted	10,995	10,951	10,918

The accompanying notes are an integral part of these statements.

 Olympic Steel, Inc.
Consolidated Balance Sheets
As of December 31,
(in thousands)

	2012	2011
Assets
Cash and cash equivalents	$7,782	$7,403
Accounts receivable, net	112,841	122,579
Inventories, net	290,023	277,765
Prepaid expenses and other	11,731	13,112
Total current assets	422,377	420,859
Property and equipment, at cost	347,935	329,116
Accumulated depreciation	(151,608)	(135,703)
Net property and equipment	196,327	193,413
Goodwill	40,787	47,254
Intangible assets, net	35,424	36,313
Other long-term assets	11,079	9,660
Total assets	$705,994	$707,499

Liabilities
Current portion of long-term debt	$10,942	$9,662
Accounts payable	101,471	104,425
Accrued payroll	10,705	11,613
Other accrued liabilities	14,984	13,875
Total current liabilities	138,102	139,575
Credit facility revolver	177,575	170,405
Long-term debt	53,194	64,149
Other long-term liabilities	11,410	9,580
Deferred income taxes	35,856	37,214
Total liabilities	416,137	420,923

Shareholders' Equity
Preferred stock, without par value, 5,000 shares authorized, no shares issued or outstanding	-	-
Common stock, without par value, 20,000 shares authorized, 10,942 and 10,905 shares issued and outstanding	122,272	119,816
Accumulated other comprehensive loss	(579)	-
Retained earnings	168,164	166,760
Total shareholders' equity	289,857	286,576
Total liabilities and shareholders' equity	$705,994	$707,499

The accompanying notes are an integral part of these balance sheets.

Olympic Steel, Inc.
Consolidated Statements of Cash Flows
For The Years Ended December 31,
(in thousands)

	2012	2011	2010
Cash flows from (used for) operating activities:
Net income	$2,277	$24,970	$2,132
Adjustments to reconcile net income to net cash from operating activities -
Depreciation and amortization	22,156	16,730	13,872
Purchase price inventory adjustment	-	1,153	-
Goodwill impairment	6,583	-	-
Asset impairment of joint venture real estate	36	953	-
(Gain) loss on disposition of property and equipment	(198)	121	51
Stock-based compensation	1,951	806	627
Other long-term assets	(1,619)	840	(1,200)
Other long-term liabilities	1,251	3,235	(7,142)
Long-term deferred income taxes	(1,358)	8,582	4,500
	31,079	57,390	12,840
Changes in working capital:
Accounts receivable	9,738	(17,342)	(31,590)
Inventories	(12,258)	(26,064)	(88,943)
Income taxes receivable and deferred	3,062	2,088	33,763
Prepaid expenses and other	(1,717)	216	(966)
Accounts payable	(2,828)	8,671	26,612
Change in outstanding checks	(126)	4,034	2,866
Accrued payroll and other accrued liabilities	400	(13,153)	6,634
	(3,729)	(41,550)	(51,624)
Net cash from (used for) operating activities	27,350	15,840	(38,784)

Cash flows from (used for) investing activities:
Acquisition of Chicago Tube and Iron, net of cash acquired	-	(148,759)	-
Capital expenditures	(23,373)	(39,487)	(17,846)
Proceeds from disposition of property and equipment	486	29	77
Proceeds from assets held for sale	-	1,887	-
Net cash used for investing activities	(22,887)	(186,330)	(17,769)

Cash flows from (used for) financing activities:
Credit facility revolver borrowings	535,360	576,474	323,094
Credit facility revolver repayments	(528,190)	(461,304)	(267,859)
Principal payments under capital lease obligations	(170)	(65)	-
Term loan borrowings	-	70,000	-
Term loan repayments	(8,749)	(3,646)	-
Industrial revenue bond repayments	(755)	-	-
Credit facility fees and expenses	(1,212)	(4,220)	(1,647)
Proceeds from exercise of stock options (including tax benefits) and employee stock purchases	505	34	137
Dividends paid	(873)	(872)	(870)
Net cash from (used for) financing activities	(4,084)	176,401	52,855

Cash and cash equivalents:
Net change	379	5,911	(3,698)
Beginning balance	7,403	1,492	5,190
Ending balance	$7,782	$7,403	$1,492

The accompanying notes are an integral part of these statements.

Olympic Steel, Inc.
Supplemental Disclosures of Cash Flow Information
For The Years Ended December 31,
(in thousands)

	2012	2011	2010
Cash paid during the period

Interest paid	$7,295	$5,081	$1,672
Income taxes paid (refunded)	$6,940	$9,159	$(36,355)

Details of acquisition

Fair value of CTI assets acquired	$-	$217,015	$-
Fair value of CTI liabilities acquired	-	57,159	-
Cash paid	-	159,856	-
Less: Cash acquired	-	11,097	-
Net cash paid for CTI acquisition	$-	$148,759	$-

The Company incurred a capital lease obligation of $1.6 million when it entered into a lease for its warehouse in Streetsboro, Ohio during the third quarter of 2011.  This non-cash transaction has been excluded from the Consolidated Statements of Cash Flows for the twelve months ended December 31, 2011.

The accompanying notes are an integral part of these statements

Olympic Steel, Inc.
Consolidated Statements of Shareholders’ Equity
For The Years Ended December 31,
(in thousands)

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity

Balance at December 31, 2009	$118,212	$141,400	$-	$259,612

Net income	$-	$2,132	$-	$2,132
Payment of dividends	-	(870)	-	(870)
Exercise of stock options and employee stock purchases (16 shares)	137	-	-	137
Stock-based compensation	627	-	-	627

Balance at December 31, 2010	$118,976	$142,662	$-	$261,638

Net income	$-	$24,970	$-	$24,970
Payment of dividends	-	(872)	-	(872)
Exercise of stock options and employee stock purchases (6 shares)	34	-	-	34
Stock-based compensation	806	-	-	806

Balance at December 31, 2011	$119,816	$166,760	$-	$286,576

Net income	$-	$2,277	$-	$2,277
Payment of dividends	-	(873)	-	(873)
Exercise of stock options and employee stock purchases (36 shares)	505	-	-	505
Stock-based compensation	1,951	-	-	1,951
Change in fair value of interest rate hedge			(579)	(579)

Balance at December 31, 2012	$122,272	$168,164	$(579)	$289,857

The accompanying notes are an integral part of these statements.

Olympic Steel, Inc.
Notes to Consolidated Financial Statements
For The Years Ended December 31, 2012, 2011 and 2010

(dollars in thousands, except per share amounts)

1.    Summary of Significant Accounting Policies:

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Olympic Steel, Inc. and its wholly-owned subsidiaries (collectively, the Company or Olympic), after elimination of intercompany accounts and transactions.  Investment in the Company’s joint venture was accounted for under the equity method.

Nature of Business

The Company is a leading U.S. metals service center specializing in the processing and distribution of large volumes of carbon, coated, aluminum and stainless steel, flat-rolled sheet, coil and plate products and tubular and pipe products from facilities throughout the United States.  Commencing with the July 1, 2011 acquisition of Chicago Tube and Iron Company (CTI), the Company operates in two reportable segments; flat products and tubular and pipe products.  Through its flat products segment, the Company sells and distributes large volumes of processed carbon, coated, aluminum and stainless flat-rolled sheet, coil and plate products.  Through its tubular and pipe products segment, the Company distributes metals tubing, pipe, bar, valve and fittings and the fabrication of pressure parts supplied to various industrial markets.

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

Concentration Risks

The Company is a major customer of flat-rolled coil and plate and tubular and pipe steel for many of its principal suppliers, but is not dependent on any one supplier.  The Company purchased approximately 39%, 49% and 37% of its total steel requirements from its three largest suppliers in 2012, 2011 and 2010, respectively.

The Company has a diversified customer and geographic base, which reduces the inherent risk and cyclicality of its business.  The concentration of net sales to the Company’s top 20 customers approximated 31%, 32% and 34% of consolidated net sales in 2012, 2011 and 2010, respectively.  In addition, the Company’s largest customer accounted for approximately 4%, 4% and 5% of consolidated net sales in 2012, 2011 and 2010, respectively.  Sales to the three largest U.S. automobile manufacturers and their suppliers and sales to other steel service centers, accounted for approximately 8.4% and 7.6%, respectively, of the Company’s consolidated net sales in 2012, 9.9% and 9.0% of consolidated net sales in 2011, and 12.3% and 10.7% of consolidated net sales in 2010.

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

Accounts Receivable

Accounts receivable are presented net of allowances for doubtful accounts and unissued credits of $2,781 and $2,883 as of December 31, 2012 and 2011, respectively.  Bad debt expense totaled $322 in 2012, $1,125 in 2011 and $3,031 in 2010.

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

Inventories

Inventories are stated at the lower of cost or market and include the costs of purchased metals, inbound freight, external processing and applicable labor and overhead costs.  Costs of our flat products segment’s inventories, including flat-rolled sheet, coil and plate products are determined using the specific identification method.

As a result of the acquisition of CTI, certain of the Company’s tubular and pipe products inventory is stated under the LIFO method, which is not in excess of market.  At December 31, 2012, approximately $46,711 thousand, or 16.1% of consolidated inventory, was reported under the LIFO method of accounting.  The cost of the remainder of CTI’s inventory is determined using a weighted average rolling first-in, first-out (FIFO) method.

On the Consolidated Statements of Comprehensive Income, “Cost of materials sold (exclusive of items shown separately below)” consists of the cost of purchased metals, inbound and internal transfer freight, external processing costs, LIFO reserve and inventory lower of cost or market adjustments.

Property and Equipment, and Depreciation

Property and equipment are stated at cost.  Depreciation is provided using the straight-line method over the estimated useful lives of the assets ranging from two years to 30 years.  The Company capitalizes the costs of obtaining or developing internal-use software, including directly related payroll costs.  The Company amortizes those costs over five years, beginning when the software is ready for its intended use.

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

We estimate the fair value of goodwill and other indefinite-lived intangible assets using a discounted cash flow methodology, an income approach, and a publicly traded companies guideline method, a market approach.  Management’s assumptions used for the calculations are based on historical results, projected financial information and recent economic events.  Actual results could differ from these estimates under different assumptions or conditions which could adversely affect the reported value of goodwill.

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

Revenue Recognition

For both direct and toll shipments, revenue is recognized when title and risk of loss is transferred, which generally occurs upon delivery to our customers.  Given the proximity of the Company’s customers to its facilities, substantially all of the Company’s sales are shipped and received within one day.  Sales returns and allowances are treated as reductions to sales and are provided for based on historical experience and current estimates and are immaterial to the consolidated financial statements.

The engineered products produced by CTI typically take several months to produce due to their size and complexity.  Substantially all projects are completed within six months.  The Company may request advance payments from customers during the production of these products.  These payments are included in current short-term liabilities on the Company’s Consolidated Balance Sheet.  Due to their short-term nature, the Company uses the units of delivery method to account for these contracts.  Revenue for the contracts is recognized when the product is shipped and title of the product transfers to the customers.  Revenue for these engineered products accounted for less than 1.3% of our net sales during 2012 and for approximately 1.0% of our net sales during 2011.

Shipping and Handling Fees and Costs

Amounts charged to customers for shipping and other transportation are included in net sales.  The distribution expense line on the accompanying Consolidated Statements of Comprehensive Income is entirely comprised of all shipping and other transportation costs incurred by the Company in shipping goods to its customers.

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

Due to the impairment of the Southern region’s goodwill, a triggering event occurred for the long-lived assets of the Southern region.  We performed an undiscounted cash flow analysis which indicated that there were no indicators of impairment of the long-lived assets of the Southern region.

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

Stock-Based Compensation

The Company records compensation expense for stock options issued to employees and directors.  The Company has elected to use the modified prospective transition method where compensation expense is recorded prospectively.  For additional information, see Note 13, Equity Plans.

Impact of Recently Issued Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2011-05, “Presentation of Comprehensive Income”.  This ASU related to the presentation of comprehensive income in consolidated financial statements. The new accounting guidance requires the presentation of the components of net income and other comprehensive income either in a single continuous financial statement, or in two separate but consecutive financial statements. The accounting standard eliminates the option to present other comprehensive income and its components as part of the statement of stockholders’ equity. This standard was effective for fiscal years beginning after December 15, 2011, including interim periods. The Company adopted this standard during 2012 and the adoption had no material impact to the Company’s financial statements.

In July 2012, the Financial Accounting Standards Board issued ASU No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment.” This ASU intends to align impairment testing guidance among long-lived asset categories.  This ASU allows the assessment based on  qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired prior to determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles—Goodwill and Other—General Intangibles Other than Goodwill. The provisions of this ASU is required to be applied to the interim and annual tests performed for fiscal years beginning after September 15, 2012.  The Company adopted this standard during 2012 and the adoption had no material impact to the Company’s financial statements.

In February 2013, the Financial Accounting Standards Board issued ASU No. 2013-02,”Other Comprehensive Income.”  This ASU intends to improve the reporting of reclassifications out of accumulated other comprehensive income by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. The provisions of this ASU will be applied to the interim and annual tests performed for fiscal years beginning after December 15, 2012.  The Company does not expect ASU 2013-02 to have a material impact on its financial statements during 2013.

2.     Acquisition of Chicago Tube and Iron Company:

On July 1, 2011, the Company acquired all of the outstanding common shares of CTI pursuant to the terms of an Agreement and Plan of Merger (the “Merger Agreement”) dated May 18, 2011.  CTI stocks, processes and fabricates metal tubing, pipe, bar, valves and fittings and pressure parts at nine operating facilities located primarily throughout the Midwestern United States.  The Company paid goodwill in conjunction with the acquisition, as CTI enhances the Company’s commercial opportunities by adding new product offerings to an expanded customer base and by increasing our distribution footprint.

Concurrent to entering into the Merger Agreement, the Company also entered into the McNeeley Purchase Agreement, dated as of May 18, 2011 (the “McNeeley Purchase Agreement”), with Dr. McNeeley.  Pursuant to the terms of the McNeeley Purchase Agreement, the Company agreed to pay $5,000 to Dr. McNeeley (the “McNeeley Payment”) as a condition precedent to the Company’s acquisition of CTI.

The McNeeley Payment was made at the date of closing of the acquisition and there were no additional employment or performance contingencies tied to the McNeeley Payment.  Although Dr. McNeeley entered into a post-acquisition employment agreement with CTI (as a subsidiary of the Company), Dr. McNeeley could have terminated such employment at any time after the closing (or never have remained a CTI employee) and still have retained the McNeeley Payment.  Pursuant to the accounting guidance in ASC 805-10-55-25, the McNeeley Payment has been accounted for as additional consideration and part of the purchase price as there are no requirements for continuing employment, and Dr. McNeeley’s post-acquisition compensation is at a reasonable level to that of other key employees and specifically identified in his employment agreement.

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

3.     Accounts Receivable:

Accounts receivable are presented net of allowances for doubtful accounts and unissued credits of $2,781 and $2,883 as of December 31, 2012 and 2011, respectively.  Bad debt expense totaled $322 in 2012, $1,125 in 2011 and $3,031 in 2010.

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

4.     Inventories:

At December 31, 2012, the Company valued its inventory at CTI subject to the LIFO method based on the inventory levels and costs at that time.  The Company did not record a LIFO adjustment at December 31, 2012 because the inventory prices and quantities were below July 1, 2012 levels.  As a result, there was no LIFO reserve at December 31, 2012.

Inventories consisted of the following:
	As of December 31,
	2012	2011
Unprocessed	$215,526	$207,301
Processed and finished	74,497	70,464
Totals	$290,023	$277,765

5.     Property and Equipment:

Property and equipment consists of the following:
(in thousands)	Depreciable Lives			December 31, 2012	December 31, 2011

Land		-		$16,193	$16,193
Land improvements	5	-	10	2,241	1,622
Buildings and improvements	7	-	30	126,438	117,082
Machinery and equipment	2	-	15	167,752	153,521
Furniture and fixtures	3	-	7	6,283	5,884
Computer software and equipment	2	-	5	25,351	21,509
Vehicles	2	-	5	1,257	1,259
Construction in progress		-		2,420	12,046
				347,935	329,116
Less accumulated depreciation				(151,608)	(135,703)
Net property and equipment				$196,327	$193,413

Leasehold improvements are included with buildings and improvements and are depreciated over the life of the lease or seven years, whichever is less.

Construction in progress, as of December 31, 2012, primarily consisted of payments for additional processing equipment at our existing facilities and costs related to the implementation of our new computer systems.

6.     Intangible Assets:

Intangible assets, net, consisted of the following as of December 31, 2012 and 2011:

	December 31, 2012
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net

Customer relationships - subject to amortization	$13,332	$(1,333)	$11,999
Trade name - not subject to amortization	23,425	-	23,425
	$36,757	$(1,333)	$35,424

	December 31, 2011
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net

Customer relationships - subject to amortization	$13,332	$(444)	$12,888
Trade name - not subject to amortization	23,425	-	23,425
	$36,757	$(444)	$36,313

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

7.     Goodwill:

The changes in the carrying amount of goodwill, by reportable segment, are as follows:

	Flat Products	Tubular and Pipe Products	Total
(in thousands)
Balance as of December 31, 2011	$7,083	$40,171	$47,254
CTI acquisition	-	116	116
Impairment of Southern Region	(6,583)	-	(6,583)
Balance as of December 31, 2012	$500	$40,287	$40,787

The goodwill is not deductible for income tax purposes.  The goodwill represents the excess of cost over the fair value of net tangible and intangible assets acquired.  The Company paid goodwill in conjunction with the acquisitions, as they enhance the Company’s commercial opportunities by adding new product offerings to an expanded customer base and by increasing our distribution footprint.

In accordance with the Accounting Standards Codification, on an annual basis, an impairment test of goodwill is performed in the fourth quarter or more frequently if changes in circumstances or the occurrence of events indicate potential impairment.  Events or changes in circumstances that could trigger an impairment review include significant nonperformance relative to the expected historical or projected future operating results, significant changes in the manner of the use of the acquired assets or the strategy for the overall business or significant negative industry or economic trends.

During the fourth quarter, the Company engaged an independent third party valuation expert to assist with the completion of the annual goodwill impairment testing pursuant to Accounting Standards Codification (ASC) Topic 350-20-35, Goodwill – Subsequent measurement.  The first step of the goodwill impairment test, used to identify any indicators of impairment, compares the fair value of a reporting unit with its carrying amount including goodwill.  For the Integrity Stainless and CTI operations, the fair values of the entities were in excess of the carrying values of the entities and there were no indications of impairment.  For the Southern region, the fair value of the entity was not in excess of the carrying value of the entity and the reporting unit failed the step-one analysis.

During the step-two impairment analysis of the Southern region, the carrying value of the assets exceed the fair value of the entity which resulted in total impairment of the goodwill related to the Southern region.  The deteriorating steel market conditions in the second half of 2012 resulted in the Southern region having lower cash flows in the second half of the year than previously projected, which also led to decreased cash flow projections for the next five years.  As a result, the entire $6,583 of goodwill related to the Southern region was impaired at December 31, 2012.

8.     Investments in Joint Ventures:

The Company and the United States Steel Corporation each owned 50% of Olympic Laser Processing (OLP), a company that produced laser welded sheet steel blanks for the automotive industry.  OLP ceased operations in 2006.  During 2012, the real estate associated with OLP was sold; resulting in a pre-tax loss on sale to the Company of $36 and the joint venture was dissolved in December of 2012.

As of December 31, 2011, the investment in and advance to OLP was valued at $1,550 on the Company’s Consolidated Balance Sheet.  The investment in OLP was determined using Level 2 inputs. The valuation was based upon sales comparisons of real estate properties that were similar in type and geography.

9.    Debt:

The Company’s debt is comprised of the following components:

(in thousands)	Total
Asset-based revolving credit facility expiring June 30, 2016	$177,575
Term loan due June 30, 2016	57,604
Industrial revenue bonds due April 1, 2018	5,125
Capital lease	1,407
Total debt	241,711
Less current amount	(10,942)
Total long-term debt	$230,769

The Company’s principal payments over the next five years and thereafter are detailed in the table below:

(in thousands)	2013	2014	2015	2016	2017	Thereafter	Total
Revolver	$-	$-	$-	$177,575	$-	$-	$177,575
Term loan	8,750	8,750	8,750	31,354	-	-	57,604
Industrial revenue bond	785	810	840	865	895	930	5,125
Capital lease	1,407	-	-	-	-	-	1,407
Total principal payments	$10,942	$9,560	$9,590	$209,794	$895	$930	$241,711

On March 16, 2012, the Company amended its existing asset-based credit facility (the ABL Credit Facility).  The amendment provided, among other things: (i) a reduction in the applicable margin for loans under the Company’s Loan and Security Agreement; (ii) additional revolving commitments to the borrowers in an aggregate principal amount of $50,000, which additional revolving commitments do not impact the borrowers’ incremental facilities; and (iii) permits certain transactions among the borrowers and Metales de Olympic, S. de R.L. de C.V., an indirect subsidiary of the Company.  The amended ABL Credit Facility consists of a revolving credit line of $315,000 and a $64,167 term loan, with monthly principal payments.  At December 31, 2012, the term loan balance was $57,604.  Revolver borrowings are limited to the lesser of a borrowing base, comprised of eligible receivables and inventories, or $315,000 in the aggregate.  The ABL Credit Facility matures on June 30, 2016.

The ABL Credit Facility requires the Company to comply with various covenants, the most significant of which include: (i) until maturity of the ABL Credit Facility, if any commitments or obligations are outstanding and the Company’s availability is less than the greater of $20,000, 12.5% of the aggregate amount of revolver commitments ($39,375 at December 31, 2012), or 60% of the principal balance of the term loan then outstanding ($34,562 at December 31, 2012), then the Company must maintain a ratio of EBITDA minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.10 to 1.00 for the most recent twelve fiscal month period; (ii) limitations on dividend payments; (iii) restrictions on additional indebtedness; and (iv) limitations on investments and joint ventures.  Effective with the March 16, 2012 amendment, the Company has the option to borrow under its revolver based on the agent’s base rate plus a premium ranging from 0.00% to 0.50% or the London Interbank Offered Rate (LIBOR) plus a premium ranging from 1.50% to 2.00%.  The interest rate under the term loan is based on the agent’s base rate plus a premium ranging from 0.25% to 0.75% or LIBOR plus a premium ranging from 1.75% to 2.25%.

As of December 31, 2012, the Company was in compliance with its covenants and had approximately $62,925 of availability under the ABL Credit Facility.

In June 2012, the Company entered into a forward starting fixed rate interest rate hedge commencing July 2013 in order to eliminate the variability of cash interest payments on $53,229 of the outstanding LIBOR based borrowings under the ABL Credit Facility.  The hedge matures on June 1, 2016 and is reduced monthly by the principal payments on the term loan.  The interest rate hedge fixed the rate at 1.21% plus a premium ranging from 1.75% to 2.25%.  Although the Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate hedge agreement, the Company anticipates performance by the counterparties.

As of December 31, 2012, $4,690 of bank financing fees were included in “Prepaid expenses and other” and “Other long-term assets” on the accompanying Consolidated Balance Sheet.  This includes $1,212 of financing fees paid for the March 16, 2012 amendment.  The financing fees are being amortized over the remaining term of the ABL Credit Facility.  The amortization of $1,296, $684 and $569 for 2012, 2011 and 2010 respectively, is included in “Interest and other expense on debt” on the accompanying Consolidated Statements of Comprehensive Income.

As part of the CTI acquisition, the Company assumed approximately $5,880 of Industrial Revenue Bond (IRB) indebtedness issued through the Stanly County, North Carolina Industrial Revenue and Pollution Control Authority.  As of December 31, 2012 $5,125 million was outstanding on the IRB.  The bond matures in April 2018, with the option to provide principal payments annually on April 1st.  Interest is payable monthly, with a variable rate that resets weekly.   The IRB has a remarketing feature and is remarketed every six months..  As security for payment of the bonds, the Company obtained a direct pay letter of credit issued by JPMorgan Chase Bank, N.A.  The letter of credit reduces annually by the optional principal repayment amount.  The interest rate at December 31, 2012 was 0.25% for the IRB debt.

The Company entered into an interest rate swap agreement to reduce the impact of changes in interest rates on the above IRB.  At December 31, 2012, the effect of the swap agreement on the bond was to fix the rate at 3.46%.  The swap agreement matures April 2018, but is reduced annually by the amount of the optional principal payments on the bond.  Although the Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap agreement, the Company anticipates performance by the counterparties.

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

The overall effective interest rate for all debt, exclusive of deferred financing fees and deferred commitment fees, amounted to 2.7%, 3.1% and 3.9% in 2012, 2011 and 2010, respectively.  Interest paid totaled $7,295, $5,081 and $1,672 for the years ended December 31, 2012, 2011 and 2010, respectively.  Average total debt outstanding was $254,162, $165,021 and $29,660 in 2012, 2011 and 2010, respectively.

10.  Derivative Instruments:

Nickel swaps

During 2012 and 2011, the Company entered into nickel swaps indexed to the London Metal Exchange (LME) price of nickel with third-party brokers.  The nickel swaps are treated as derivatives for accounting purposes.  The Company entered into the swaps to mitigate its customers’ risk of volatility in the price of nickel.  The nickel swaps vary in length from nine to 21 months and are settled with the broker at maturity.  The remaining nickel swaps settle on a monthly basis from January 2013 through December 2013.  The economic benefit or loss arising from the changes in fair value of the swaps is contractually passed through to the customer.  The primary risk associated with the nickel swaps is the ability of customers or third-party brokers to honor their agreements with the Company related to derivative instruments.  If the customer or third-party brokers are unable to honor their agreements, the Company’s risk of loss is the fair value of the nickel swap.

In October 2011, MF Global UK Limited (MF Global UK), a United Kingdom based broker-dealer, was placed into the United Kingdom’s administration process (a process similar to bankruptcy proceedings in the United States) by the Financial Services Authority following the Chapter 11 bankruptcy filing of its U.S. parent, MF Global Holdings Ltd.  The Company had used MF Global UK as one of its third-party brokers for nickel swaps.  All of the Company’s open hedges with MF Global UK were closed effective November 1, 2011, and the Company does not believe it has a material obligation to MF Global UK as of December 31, 2012.  However, bankruptcy and administration processes are uncertain and the results could change and the Company’s financial statements may be materially impacted in the future.

While these derivatives are intended to help the Company manage risk, they have not been designated as hedging instruments. The periodic changes in fair value of the nickel and embedded customer derivative instruments are included in “Cost of materials sold” in the Consolidated Statements of Comprehensive Income.  We recognize derivative positions with both the customer and the third party for the derivatives and we classify cash settlement amounts associated with them as part of “Cost of materials sold” in the Consolidated Statements of Comprehensive Income.  The periodic changes in fair value of the interest rate swap are included in “Other income and expense, net” in the Consolidated Statements of Comprehensive Income.  Cash settlement amounts associated with the interest rate swap are included in “Interest and other expense on debt” in the Consolidated Statements of Comprehensive Income.

The embedded customer derivatives are included in “Accounts receivable, net”, and the nickel and interest rate swaps are included in “Other accrued liabilities” on the Consolidated Balance Sheets at December 31, 2012 and 2011.

Interest rate swap

CTI entered into an interest rate swap to reduce the impact of changes in interest rates on its IRB.  The swap agreement matures April 2018, the same time as the IRB, but is reduced annually by the optional principal payments on the IRB.  Although the Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap agreement, the Company anticipates performance by the counterparties.  The interest rate swap is not treated as a hedging instrument for accounting purposes.

Fixed rate interest rate hedge

In June 2012, the Company entered into a forward starting fixed rate interest rate hedge commencing July 2013 in order to eliminate the variability of cash interest payments on $53,229 of the outstanding LIBOR-based borrowings under the ABL Credit Facility.  The hedge matures on June 1, 2016 and is reduced monthly by the principal payments on the term loan.  The fixed rate interest rate hedge is accounted for as a cash flow hedging instrument for accounting purposes.

The table below shows the total net gain or (loss) recognized in the Company’s Consolidated Statements of Comprehensive Income of the derivatives for the years ended December 31, 2012, 2011 and 2010.

	Net Gain (Loss) Recognized
	2012	2011	2010
(in thousands)
Interest rate swap	$(46)	$(68)	$-
Nickel swaps	(113)	(208)	55
Embedded customer derivatives	113	208	(55)
Total gain (loss)	$(46)	$(68)	$-

11.  Fair Value of Assets and Liabilities:

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

During 2012 and 2011, there were no transfers of financial assets between Levels 1, 2 or 3 fair value measurements.  There have been no changes in the methodologies used at December 31, 2012 and December 31, 2011.  Following is a description of the valuation methodologies used for assets and liabilities measured at fair value as of December 31, 2012 and December 31, 2011:

Nickel swaps and embedded customer derivatives – Determined by using inputs that include the price of nickel indexed to the LME.  The fair value is determined based on quoted market prices and reflects the estimated amounts the Company would pay or receive to terminate the nickel swaps.

Interest rate swap – Based on the present value of the expected future cash flows, considering the risks involved, and using discount rates appropriate for the maturity date.  Market observable Level 2 inputs are used to determine the present value of future cash flows.

Goodwill – Based on using a discounted cash flow methodology, an income approach, and a publicly traded companies guideline method, a market approach.  Management’s assumptions used for the calculations are based on historical results, projected financial information and recent economic events.

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company:

	Value of Items Recorded at Fair Value As of December 31, 2012
	Level 1	Level 2	Level 3	Total

Assets:
Embedded customer derivatives	$-	$113	$-	$113
Total assets at fair value	$-	$113	$-	$113

Liabilities:
Nickel swaps	-	168	-	168
Interest rate swap	-	446	-	446
Fixed interest rate swap		941		941
Total liabilities at fair value	$-	$1,555	$-	$1,555

	Value of Items Not Recorded at Fair Value As of December 31, 2012
	Level 1	Level 2	Level 3	Total
Liabilities:

Debt
IRB	$5,125	$-	$-	$5,125
Term loan	-	57,604	-	57,604
Revolver	-	177,575	-	177,575
Total liabilities not recorded at fair value	$5,125	$235,179	$-	$240,304

The value of the items not recorded at fair value represent the carrying value of the liabilities.

	Value of Items Recorded at Fair Value As of December 31, 2011
	Level 1	Level 2	Level 3	Total

Assets:
Embedded customer derivatives	$-	$55	$-	$55
Total assets at fair value	$-	$55	$-	$55

Liabilities:
Nickel swaps	-	55	-	55
Interest rate swap	-	492	-	492
Total liabilities at fair value	$-	$547	$-	$547

	Value of Items Not Recorded at Fair Value As of December 31, 2011
	Level 1	Level 2	Level 3	Total
Liabilities:

Debt
IRB	$5,880	$-	$-	$5,880
Term loan	-	66,354	-	66,354
Revolver	-	170,405	-	170,405
Total liabilities not recorded at fair value	$5,880	$236,759	$-	$242,639

The value of the items not recorded at fair value represent the carrying value of the liabilities.

The fair value of the IRB is determined using Level 1 inputs.  The carrying value and the fair value of the IRB that qualify as financial instruments were $5,125 and $5,880, respectively, at both December 31, 2012 and 2011.

The fair values of the revolver and term loan are determined using Level 2 inputs. The carrying values of the revolver and the term loan were $177,575 and $57,604, respectively, at December 31, 2012.  The carrying value of the revolver and the term loan were $170,405 and $66,354, respectively, at December 31, 2011.  The Level 2 fair value of the Company's long-term debt was estimated using prevailing market interest rates on debt with similar creditworthiness, terms and maturities.

	Assets Measured at Fair Value on a Nonreccuring Basis
	12/31/2012	Level 1	Level 2	Level 3	Total Gain/ (Loss)

Goodwill (Southern region)	$-	$-	$-	$-	$(6,583)

Total	$-	$-	$-	$-	$(6,583)

12.   Accumulated Other Comprehensive Loss:

In June 2012, the Company entered into a forward starting fixed rate interest rate hedge commencing July 2013 in order to eliminate the variability of cash interest payments on $53,229 of the outstanding LIBOR-based borrowings under the ABL Credit Facility.  The hedge matures on June 1, 2016 and is reduced monthly by the principal payments on the term loan.  The fixed rate interest rate hedge is accounted for as a cash flow hedging instrument for accounting purposes.  The fair value of the interest rate hedge of $941, net of tax of $362 is included in “Accumulated other comprehensive loss” on the Consolidated Balance Sheets at December 31, 2012.

13.   Equity Plans:

Stock Options

The following table summarizes the effect of the impact of stock options on the results of operations:

	For the year ended December 31,
	2012	2011	2010

Stock option expense before taxes	$-	$-	$60
Stock option expense after taxes	$-	$-	$34
Impact per basic share	$-	$-	$-
Impact per diluted share	$-	$-	$-

All pre-tax charges related to stock options were included in the caption “Administrative and general” on the accompanying Consolidated Statements of Comprehensive Income.  By December 31, 2010, all expense with respect to stock option awards had been recognized and amortized into expense.

The following table summarizes stock-based award activity during the year ended December 31, 2012:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2011	46,007	$20.90
Granted	-	-
Exercised	(4,168)	8.09
Canceled	(1,500)	32.63
Outstanding at December 31, 2012	40,339	$21.79	2.8	$143
Exercisable at December 31, 2012	40,339	$21.79	2.8	$143

There were 4,168 stock options exercised during 2012 and 8,000 stock options exercised during 2010.  No stock options were exercised during 2011.  The total intrinsic value of stock options exercised during the years ended December 31, 2012 and 2010 was $56 and $112, respectively.  Net cash proceeds from the exercise of stock options, exclusive of income tax benefits, were $34 and $67 for the years ended December 31, 2012 and 2010, respectively.  Income tax benefits of $21 and $43 were realized from stock option exercises during the years ended December 31, 2012 and 2010, respectively.  The fair value of options vested during the year ended December 31, 2010 totaled $60.

Restricted Stock Units

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

On each of January 4, 2010, March 1, 2011 and January 3, 2012, the Compensation Committee of the Company’s Board of Directors approved the grant of 1,800 restricted stock units (RSUs) to each non-employee Director.  Subject to the terms of the Plan and the RSU agreement, the RSUs vest after one year of service (from the date of grant).  The RSUs are not converted into shares of common stock until the director either resigns or is terminated from the Board of Directors.

The fair value of each RSU was estimated to be the closing price of the Company’s common stock on the date of the grant, which was $33.85, $26.91 and $25.55 for the grants on January 4, 2010, March 1, 2011 and January 3, 2012, respectively.

On January 4, 2010, the Compensation Committee of the Company’s Board of Directors approved the grant of 23,202 RSUs in the aggregate to the members of senior management of the Company.  Subject to the terms of the Plan and the RSU agreement, the RSUs vested at the end of three years from the date of grant.  The fair value of the RSU was estimated to be the closing price of the Common Stock on the date of the grant, which was $33.85 on January 4, 2010.

In 2011, the Compensation Committee for the Company’s Board of Directors approved changes to the Senior Management Compensation Program to include an equity component in order to encourage more ownership of Common Stock by the senior management.  Starting in 2011, the Senior Management Compensation Program imposed stock ownership requirements upon the participants.  Beginning in 2011, each participant will be required to own at least 750 shares of Common Stock for each year that the participant participates in the Senior Management Compensation Program.  Any participant that fails to meet the stock ownership requirements will be ineligible to receive any equity awards under the Company’s equity compensation plans, including the Plan, until the participant satisfies the ownership requirements.  To assist participants in meeting the stock ownership requirements, on an annual basis, if a participant purchases 500 shares of Common Stock on the open market, the Company will award that participant 250 shares of Common Stock.  During 2012, the Company matched 7,250 shares.  Additionally, any participant who continues to comply with the stock ownership requirements as of the five-year, 10-year, 15-year, 20-year and 25-year anniversaries of the participant’s participation in the Senior Management Compensation Program will receive a restricted stock unit award with a dollar value of $25, $50, $75, $100 and $100, respectively.  Restricted stock unit awards will convert into the right to receive shares of Common Stock upon a participant’s retirement, or earlier upon the executive’s death or disability or upon a change in control of the Company.

In recognition of their performance and dedicated years of service, on December 31, 2011, the Compensation Committee of the Board of Directors granted 81,475 RSUs to Messrs. Siegal, Wolfort and Marabito.  The RSUs vest in five years.  Except in limited circumstances, the RSUs will not convert into shares of Common Stock until the retirements of Messrs. Siegal, Wolfort and Marabito, respectively.  These RSU’s are not a part of the 2011 Senior Management Compensation Program discussed above.  The fair value of each RSU was estimated to be the closing price of the Common Stock on the date of the grant, which was $23.32 on December 31, 2011.

Stock-based compensation expense recognized on RSUs is summarized in the following table:

	For the year ended December 31,
	2012	2011	2010

RSU expense before taxes	$1,238	$726	$567
RSU expense after taxes	$278	$484	$318
Impact per basic share	$0.03	$0.04	$0.03
Impact per diluted share	$0.03	$0.04	$0.03

All pre-tax charges related to RSUs were included in the caption “Administrative and general” on the accompanying Consolidated Statements of Comprehensive Income.

The following table summarizes the activity related to RSUs for the twelve months ended December 31, 2012:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding at December 31, 2011	147,603	$27.16
Granted	47,275	$23.26
Converted into shares	(375)	$22.68
Forfeited	(1,684)	$25.96

Outstanding at December 31, 2012	192,819	$26.22	$-

Vested at December 31, 2012	127,654	$26.61	$-

Of the RSUs granted in 2012, 31,243 were used to fund supplemental executive retirement plan contributions.  There was no intrinsic value for the RSUs that were converted into shares in 2012 or 2010.  There were no RSUs converted into shares during 2011.

All pre-tax charges related to RSUs were included in the caption “Administrative and general” on the accompanying Consolidated Statements of Comprehensive Income.

14.  Commitments and Contingencies:

Operating Leases

The Company leases certain warehouses, sales offices, machinery and equipment and vehicles under long-term operating lease agreements.  The leases expire at various dates through 2018.  In some cases the leases include options to extend.  Rent and lease expense was $7,724, $6,510 and $4,495 for the years ended December 31, 2012, 2011 and 2010, respectively.

The future annual minimum lease payments as of December 31, 2012 are as follows:

	2013	2014	2015	2016	2017	Thereafter	Total
Lease payments	$4,744	$3,764	$2,695	$2,421	$1,960	$2,882	$18,466

Capital Leases

The Company leases a warehouse in Streetsboro, Ohio under a capital lease agreement.  The Company has signed a purchase agreement to purchase the facility at the end of the lease for $1,325.  The capital lease obligation is included in “Current portion of short-term debt” on the accompanying Consolidated Balance Sheet.

The capital lease obligation as of December 31, 2012 is as follows:

Total capital lease obligation	$1,408
Less: interest	(1)

Capital lease obligation	1,407

Less: current	(1,407)

Long term capital lease	$-

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

In October 2011, MF Global UK Limited (MF Global UK), a United Kingdom based broker-dealer, was placed into the United Kingdom’s administration process (a process similar to bankruptcy proceedings in the United States) by the Financial Services Authority following the Chapter 11 bankruptcy filing of its U.S. parent, MF Global Holdings Ltd.  The Company had used MF Global UK as one of its third-party brokers for nickel swaps.  All of the Company’s open hedges with MF Global UK were closed effective November 1, 2011, and the Company does not believe it has a material obligation to MF Global UK as of December 31, 2012.  However, bankruptcy and administration processes are uncertain and the results could change and the Company’s financial statements may be materially impacted in the future.

At December 31, 2012, approximately 335 of the hourly plant personnel are represented by nine separate collective bargaining units.  The table below shows the expiration dates of the collective bargaining agreements.

Facility	Expiration date

St. Paul, Minnesota	May 25, 2013
Milan, Illinois	August 12, 2013
Duluth, Minnesota	December 21, 2014
Locust, North Carolina	March 4, 2015
Romeoville, Illinois	May 31, 2015
Minneapolis coil, Minnesota	September 30, 2015
Indianapolis, Indiana	January 29, 2016
Minneapolis plate, Minnesota	March 31, 2017
Detroit, Michigan	August 31, 2017

15.  Income Taxes:

The components of the Company’s provision (benefit) for income taxes from continuing operations were as follows:

	As of December 31,
(in thousands)	2012	2011	2010
Current:
Federal	$8,058	$4,375	$(1,831)
State and local	1,021	115	(65)
	9,079	4,490	(1,896)
Deferred	(1,217)	8,025	3,561
Income tax provision	$7,862	$12,515	$1,665

The components of the Company’s deferred income taxes at December 31 are as follows:

(in thousands)	2012	2011
Deferred tax assets:
Inventory (excluding LIFO reserve)	$2,039	$1,674
Net operating loss and tax credit carryforwards	3,167	3,481
Allowance for doubtful accounts	615	664
Accrued expenses	7,592	6,289
Other	102	450

	13,515	12,558
Valuation reserve	(1,200)	(401)

Total deferred tax assets	12,315	12,157

Deferred tax liabilities:
LIFO reserve	(5,417)	(6,358)
Property and equipment	(26,962)	(26,534)
Intangibles	(15,416)	(15,874)
Other	-	(450)

Total deferred tax liabilities	(47,795)	(49,216)

Deferred tax liabilities, net	$(35,480)	$(37,059)

The deferred tax liability decreased by $362 related to the interest rate swap.

The following table summarizes the activity related to the Company’s gross unrecognized tax benefits:

(in thousands)	2012	2011	2010

Balance as of January 1	$75	$2,005	$2,190
Decreases related to prior year tax positions	-	-	(158)
Increases related to current year tax positions	61	24	24
Decreases related to lapsing of statute of limitations	(24)	(1,954)	(51)

Balance as of December 31	$112	$75	$2,005

It is expected that the amount of unrecognized tax benefits will not materially change in the next twelve months.  The tax years 2009 through 2011 remain open to examination by major taxing jurisdictions to which the Company is subject.

The Company recognized interest related to uncertain tax positions in income tax expense.  As of December 31, 2012 and December 31, 2011, the Company had approximately $5 and $9 of gross accrued interest related to uncertain tax positions, respectively.

The following table reconciles the U.S. federal statutory rate to the Company’s effective tax rate:

	2012	2011	2010
U.S. federal statutory rate	35.0%	35.0%	35.0%
State and local taxes, net of federal benefit	6.9%	4.1%	1.3%
Goodwill impairment	22.7%	-	-
Valuation allowance	8.5%	-	-
Sec. 199 manufacturing deduction	(4.7%)	(1.0%)	-
Meals and entertainment	4.5%	1.2%	5.0%
Change in unrecognized tax benefits	-	(5.8%)	2.1%
All other, net	4.6%	(0.1%)	0.5%

Effective income tax rate	77.5%	33.4%	43.9%

Taxes paid (refunded) in 2012, 2011 and 2010 totaled $6,940, $9,159 and ($36,355), respectively. Some subsidiaries of the Company’s consolidated group file state tax returns on a separate company basis and have state net operating loss carryforwards expiring over the next seven to 20 years.  A valuation allowance is recorded to reduce certain deferred tax assets to the amount that is more likely than not to be realized.

16.   Shares Outstanding and Earnings Per Share:

Earnings per share have been calculated based on the weighted average number of shares outstanding as set forth below:

	For the years ended December 31,
	2012	2011	2010
(in thousands, except per share data)

Weighted average basic shares outstanding	10,989	10,937	10,905
Assumed exercise of stock options and issuance of stock awards	6	14	13
Weighted average diluted shares outstanding	10,995	10,951	10,918

Net income	$2,277	$24,970	$2,132

Basic earnings per share	$0.21	$2.28	$0.20
Diluted earnings per share	$0.21	$2.28	$0.20

Anti-dilutive securities outstanding	194	61	101

17.  Segment Information:

The Company evaluated its reportable segments in connection with its acquisition of CTI, and followed the accounting guidance that requires the utilization of a “management approach” to define and report the financial results of operating segments.  The management approach defines operating segments along the lines used by the Company’s chief operating decision maker (CODM) to assess performance and make operating and resource allocation decisions.  Our CODM evaluates performance and allocates resources based primarily on operating income (loss).  Our operating segments are based primarily on internal management reporting.

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

The tubular and pipe products segment is a result of the July 1, 2011 acquisition of CTI.  As a result, the segment data for the twelve months ended December 31, 2011 only includes six months of tubular and pipe products segment data.

The following table provides financial information by segment and reconciles the Company’s operating income by segment to the consolidated net income for the years ended December 31, 2012, 2011 and 2010.  The Company assesses the performance of the segments based on operating income.

(in thousands)	2012	2011	2010
Net sales
Flat products	$1,138,063	$1,143,708	$805,043
Tubular and pipe products	245,638	118,164	-
Total net sales	$1,383,701	$1,261,872	$805,043

Depreciation and amortization
Flat products	$16,065	$13,800	$13,303
Tubular and pipe products	4,795	2,246	-
Total depreciation and amortization	$20,860	$16,046	$13,303

Operating income
Flat products	$452	$37,262	$6,102
Tubular and pipe products	17,997	7,206	-
Total operating income	$18,449	$44,468	$6,102

Asset impairment charge of joint venture real estate	36	953	-
Other (income) and expense, net	(83)	77	-

Income before financing costs and income taxes	18,496	43,438	6,102

Interest and other expense on debt	8,357	5,953	2,305

Income before income taxes	$10,139	$37,485	$3,797

(in thousands)	2012	2011	2010
Capital expenditures
Flat products	$17,004	$38,849	$17,846
Tubular and pipe products	6,369	638	-
Total capital expenditures	$23,373	$39,487	$17,846

Goodwill
Flat products	$500	$7,083	$7,083
Tubular and pipe products	40,287	40,171	-
Total goodwill	$40,787	$47,254	$7,083

Assets
Flat products	$480,487	$494,179	$429,438
Tubular and pipe products	225,507	213,320	-
Total assets	$705,994	$707,499	$429,438

There were no material revenue transactions between the flat products and tubular and pipe products segments.

The Company sells certain products internationally, primarily in Canada, Puerto Rico and Mexico.  International sales have been immaterial to the consolidated financial results and to the individual segment’s results.

18.   Retirement Plans:

The Company’s retirement plans consist of a 401(k) plan covering certain non-union employees, two separate 401(k) plans covering all union employees, a profit sharing plan, a multi-employer pension plan covering certain CTI employees and a supplemental executive retirement plan (SERP) covering certain executive officers of the Company.

The 401(k) retirement plans allow eligible employees to contribute up to the statutory maximum.  The Company’s non-union 401(k) matching contribution is determined annually by the Board of Directors and is based on a percentage of eligible employees’ earnings and contributions.  For the non-union 401(k) retirement plan, the Company matched one-half of each eligible employee’s contribution, limited to the first 6% of eligible compensation.  The Company’s non-union 401(k) matching contribution was suspended on April 1, 2009.  The Company contribution to the Minneapolis plate facility union was suspended on April 1, 2009, the Company contribution to the Detroit facility union was suspended on October 1, 2009 and the Company contribution to the Minneapolis coil facility union was suspended on October 1, 2010.  All of the Company’s 401(k) matching contributions were reinstated on January 1, 2011.

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

In 2005, the Board of Directors adopted the SERP.  Contributions to the SERP are based on:  (i) a portion of the participants’ compensation multiplied by 13%; and (ii) for certain participants a portion of the participants’ compensation multiplied by a factor which is contingent upon the Company’s return on invested capital.  Benefits are subject to a vesting schedule of up to five years.

The Company, through its CTI subsidiary, contributes to one multiemployer pension plan – the Plumbing and Heating Wholesalers Retirement Income Plan for the Benefit of the Shopmen’s Division of Pipe Fitters’ Association Local Union 597, EIN 36-6511016, Plan Number 001 (the Multiemployer Plan).  The risks of participating in the Multiemployer Plan are different from a single-employer plan in that 1) assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers, 2) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers, and 3) if CTI chooses to stop participating in the Multiemployer Plan, CTI may be required to pay the plan an amount based on the unfunded status of the plan, referred to as a withdrawal liability.

The most recent Pension Protection Act zone status available is for the plan year beginning January 1, 2012, and the Multiemployer Plan’s actuary has certified that the Multiemployer Plan is neither in critical status nor endangered status; it is in the green zone.  The zone status is based on information that CTI received from the Multiemployer Plan and is certified by the Multiemployer Plan’s actuary.  Among other factors, plans in the green zone are at least 80 percent funded.

CTI contributes to the Multiemployer Plan under the terms of a collective bargaining agreement that covers certain of its union employees, and which expires May 31, 2015.  CTI contributions to the Multiemployer Plan were immaterial for the years ended December 31, 2012 and 2011.

Retirement plan expense, which includes all Company 401(k), profit-sharing, SERP defined contributions and the Multiemployer Plan, amounted to $2,064, $2,512 and $506 for the years ended December 31, 2012, 2011 and 2010, respectively.

19.   Related-Party Transactions:

A related entity owns one of the Cleveland warehouses and leases it to the Company at an annual rental of $195.  The lease is on a month-to-month basis.

Schedule II – Valuation and Qualifying Accounts
(in thousands)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year Ended December 31, 2010
Allowance for doubtful accounts	$665	$3,031	$-	$(2,386)	$1,310
Tax valuation reserve	$605	$(193)	$-	$-	$412

Year Ended December 31, 2011
Allowance for doubtful accounts	$1,310	$1,125	$213	$(921)	$1,727
Tax valuation reserve	$412	$-	$-	$(11)	$401

Year Ended December 31, 2012
Allowance for doubtful accounts	$1,727	$322	$-	$(452)	$1,597
Tax valuation reserve	$401	$799	$-	$-	$1,200

SUPPLEMENTAL FINANCIAL INFORMATION

Unaudited Quarterly Results of Operations
(in thousands, except per share amounts)

2012	1st	2nd	3rd	4th	Year

Net sales	$382,052	$367,365	$342,560	$291,724	$1,383,701

Operating income (a)	12,263	9,744	4,624	(8,182)	18,449

Income (loss) before income taxes	10,189	7,566	2,555	(10,171)	10,139

Net income (loss)	$6,230	$4,526	$1,639	$(10,118)	$2,277

Basic net income (loss) per share	$0.57	$0.41	$0.15	$(0.92)	$0.21

Weighted average shares outstanding - basic	10,988	10,960	10,961	10,993	10,989

Diluted net income (loss) per share	$0.57	$0.41	$0.15	$(0.92)	$0.21

Weighted average shares outstanding - diluted	10,997	10,989	10,967	10,993	10,995

Market price of common stock: (b)
High	$27.48	$24.88	$18.41	$22.14	$27.48
Low	21.78	15.06	15.07	16.85	15.06

2011	1st	2nd	3rd	4th	Year

Net sales	$294,381	$299,000	$348,547	$319,944	$1,261,872

Operating income	17,313	13,899	9,315	3,941	44,468

Income before income taxes	16,508	13,073	6,987	917	37,485

Net income	$10,323	$7,946	$6,136	$565	$24,970

Basic net income per share	$0.94	$0.73	$0.56	$0.05	$2.28

Weighted average shares outstanding - basic	10,935	10,905	10,937	10,941	10,937

Diluted net income per share	$0.94	$0.73	$0.56	$0.05	$2.28

Weighted average shares outstanding - diluted	10,945	10,947	10,951	10,953	10,951

Market price of common stock: (b)
High	$33.21	$35.00	$29.21	$25.94	$35.00
Low	25.87	24.76	15.82	14.58	14.58

The data in the table above only includes CTI information since the acquisition on July 1, 2011.
(a)	Operating income includes $6,583 of goodwill impairment charges related to the Company's flat products Southern region in the 4th quarter of 2012.
(b)	Represents the high and low sales prices of our common stock as reported by the Nasdaq Global Select Market.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Evaluations required by Rule 13a-15 of the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Annual Report have been carried out under the supervision and with the participation of our management, including its Chief Executive Officer and Chief Financial Officer.  Based upon such evaluations, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2012 in providing reasonable assurance that information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the rules and forms of the SEC.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

Information required by Item 10 as to the executive officers is provided in Part I of this Annual Report on Form 10-K and is incorporated by reference into this section.  Other information required by Item 10 will be incorporated herein by reference to the information set forth in our definitive proxy statement for our 2013 Annual Meeting of Shareholders.

ITEM 11.  EXECUTIVE COMPENSATION

Information required by Item 11 will be incorporated herein by reference to the information set forth in our definitive proxy statement for our 2013 Annual Meeting of Shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by Item 12 will be incorporated herein by reference to the information set forth in our definitive proxy statement for our 2013 Annual Meeting of Shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by Item 13 will be incorporated herein by reference to the information set in our definitive proxy statement for our 2013 Annual Meeting of Shareholders.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by Item 14 will be incorporated herein by reference to the information set forth in our definitive proxy statement for our 2013 Annual Meeting of Shareholders.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) The following financial statements are included in Part II, Item 8:
Report of Independent Registered Public Accounting Firm
Management’s Report on Internal Control Over Financial Reporting
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2012, 2011 and 2010
Consolidated Balance Sheets as of December 31, 2012 and 2011
Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010
Supplemental Disclosures of Cash Flow Information for the Years Ended December 31, 2012, 2011 and 2010
Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2012, 2011 and 2010
Notes to Consolidated Financial Statements for the Years Ended December 31, 2012, 2011 and 2010

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

OLYMPIC STEEL, INC.

February 21, 2013	By:	/s/ Richard T. Marabito
Richard T. Marabito, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated and on the dates indicated.

February 21, 2013	/s/ Michael D. Siegal *
Michael D. Siegal Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

February 21, 2013	/s/ David A. Wolfort *
David A. Wolfort President, Chief Operating Officer and Director

February 21, 2013	/s/ Richard T. Marabito *
Richard T. Marabito Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

February 21, 2013	/s/ Donald R. McNeeley *
Donald R. McNeeley President of Chicago Tube and Iron and Director

February 21, 2013	/s/ Arthur F. Anton *
Arthur F. Anton, Director

February 21, 2013	/s/ Dirk A. Kempthorne *
Dirk A. Kempthorne, Director

February 21, 2013	/s/ Ralph M. Della Ratta, Jr. *
Ralph M. Della Ratta, Jr., Director

February 21, 2013	/s/ James B. Meathe *
James B. Meathe, Director

February 21, 2013	/s/ Howard L. Goldstein *
Howard L. Goldstein, Director

* The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to the Powers of Attorney executed by the above-named officers and directors of the Company and filed with the Securities and Exchange Commission on behalf of such officers and directors.

By:	/s/ Richard T. Marabito	February 21, 2013
Richard T. Marabito, Attorney-in-Fact

OLYMPIC STEEL, INC.
INDEX TO EXHIBITS

Exhibit	Description	Reference
2.2
Agreement and Plan of Merger, dated May 18, 2011, by and among OLYAC II, Inc., Olympic Steel, Inc., Chicago Tube and Iron Company, the Stockholders of Chicago Tube and Iron Company listed on Schedule I, and Dr. Donald McNeeley, as the Representative of the Stockholders.
Incorporated by reference to Exhibit 2.2 to Company’s Form 8-K filed with the Commission on May 20, 2011 (Commission File No. 0-23320).
3.1(i)	Amended and Restated Articles of Incorporation	Incorporated by reference to Exhibit 3.1(i) to the Registration Statement on Form S-1 (Registration No. 33-73992) filed with the Commission on January 12, 1994.
3.1(ii)	Amended and Restated Code of Regulations	Incorporated by reference to Exhibit 4.2 to Registrant's Registration Statement on Form S-8 (Registration No. 333-1439001) filed with the Commission on June 20, 2007.
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
Incorporated by reference to Exhibit 4.23 to Registrant’s Form 8-K filed with the Commission on March 21, 2012 (Commission File No. 0-23320).
10.1 *	Olympic Steel, Inc. Stock Option Plan	Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 (Registration No. 33-73992) filed with the Commission on January 12, 1994.
10.7	Operating Agreement of OLP, LLC, dated April 4, 1997, by and between the U.S. Steel Group of USX Corporation and Oly Steel Welding, Inc.	Incorporated by reference to Exhibit 10.9 to Registrant's Form 10-Q filed with the Commission on May 5, 1997 (Commission File No. 0-23320).
10.8 *	Form of Management Retention Agreement for Senior Executive Officers of the Company	Incorporated by reference to Exhibit 10.8 to Registrant's Form 10-Q filed with the Commission on August 7, 2000 (Commission File No. 0-23320).
10.9 *	Form of Management Retention Agreement for Other Officers of the Company	Incorporated by reference to Exhibit 10.9 to Registrant's Form 10-Q filed with the Commission on August 7, 2000 (Commission File No. 0-23320).
10.14 *	Olympic Steel, Inc. Executive Deferred Compensation Plan dated December 15, 2004	Incorporated by reference to Exhibit 10.14 to Registrant’s Form 10-K filed with the Commission on March 14, 2005 (Commission File No. 0-23320).

Exhibit	Description	Reference
10.15 *	Form of Non-Solicitation Agreements	Incorporated by reference to Exhibit 10.15 to Registrant’s Form 8-K filed with the Commission on March 4, 2005 (Commission File No. 0-23320).
10.16 *	Form of Management Retention Agreement	Incorporated by reference to Exhibit 10.16 to Registrant’s Form 10-Q filed with the Commission on August 8, 2005 (Commission File No. 0-23320).
10.17 *	Supplemental Executive Retirement Plan Term Sheet	Incorporated by reference to Exhibit 99.1 to Registrant’s Form 8-K filed with the Commission on January 5, 2006 (Commission File No. 0-23320).
10.18 *	Summary of Non-Employee Director Compensation	Incorporated by reference to Exhibit 10.18 to Registrant’s Form 10-K filed with the Commission on March 15, 2006 (Commission File No. 0-23320).
10.20 *	Olympic Steel, Inc. Supplemental Executive Retirement Plan	Incorporated by reference to Exhibit 10.20 to Registrant’s Form 8-K filed with the Commission on April 28, 2006 (Commission File No. 0-23320).
10.21 *	Olympic Steel, Inc. 2007 Omnibus Incentive Plan	Incorporated by reference to Exhibit 10.21 to Registrant’s Form 8-K filed with the Commission on May 3, 2007 (Commission File No. 0-23320).
10.27*	Form of Performance-Earned Restricted Stock Unit (PERS Unit) Agreement for Messrs. Siegal, Wolfort and Marabito.	Incorporated by reference to Exhibit 10.27 to Registrant’s Form 10-Q filed with the Commission on May 5, 2009 (Commission File No. 0-23320).
10.28*	Form of Performance-Earned Restricted Stock Unit (PERS Unit) Agreement for Mr. Manson and Ms. Potash.	Incorporated by reference to Exhibit 10.28 to Registrant’s Form 10-Q filed with the Commission on May 5, 2009 (Commission File No. 0-23320).
10.30 *	Olympic Steel, Inc. Senior Manager Compensation Plan	Incorporated by reference to Exhibit 10.30 to Registrant’s Form 10-Q filed with the Commission on May 6, 2011 (Commission File No. 0-23320).
10.31 *	David A. Wolfort Employment Agreement effective as of January 1, 2011	Incorporated by reference to Exhibit 10.31 to Registrant’s Form 10-Q filed with the Commission on May 6, 2011 (Commission File No. 0-23320).
10.32 *	Donald McNeely Employment Agreement effective as of July 1, 2011	Incorporated by reference to Exhibit 10.32 to Registrant’s Form 10-Q filed with the Commission on November 4, 2011 (Commission File No. 0-23320).
10.33 *	Richard T. Marabito Employment Agreement effective as of November 23, 2011	Incorporated by reference to Exhibit 10.33 to Registrant’s Form 8-K filed with the Commission on November 23, 2011 (Commission File No. 0-23320).

Exhibit	Description	Reference
10.34 *	Form of RSU Agreements for Messrs. Siegal, Wolfort and Marabito.	Incorporated by reference to Exhibit 10.34 to Registrant’s Form 10-K filed with the Commission on February 23, 2012 (Commission File No. 0-23320).
10.35 *	Michael D. Siegal Employment Agreement effective as of December 1, 2012	Incorporated by reference to Exhibit 10.35 to Registrant’s Form 8-K filed with the Commission on November 21, 2012 (Commission File No. 0-23320).
21	List of Subsidiaries	Filed herewith
23	Consent of Independent Registered Public Accounting Firm	Filed herewith
24	Directors and Officers Powers of Attorney	Filed herewith
31.1	Certification of the Principal Executive Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of the Principal Financial Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Written Statement of Michael D. Siegal, Chairman and Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Written Statement of Richard T. Marabito, Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*       This exhibit is a management contract or compensatory plan or arrangement.