Form 10-Q
period 2013-03-31
OLYMPIC STEEL INC
filed 2013-05-03
CIK 917470

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

( X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission File Number  0-23320

OLYMPIC STEEL, INC.
(Exact name of registrant as specified in its charter)

Ohio	34-1245650
(State or other jurisdiction of	(I.R.S.Employer
incorporation or organization)	Identification Number)

5096 Richmond Road, Bedford Heights, Ohio	44146
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ( )	Accelerated filer (X)
Non-accelerated filer ( )	Smaller reporting company ( )
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined Rule 12b-2 of the Exchange Act).  Yes (  )  No (X)

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 3, 2013
Common stock, without par value	10,929,016

Olympic Steel, Inc.
Index to Form 10-Q

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Olympic Steel, Inc.
Consolidated Balance Sheets
 (in thousands)

	As of
	March 31, 2013	December 31, 2012
	(unaudited)	(audited)
Assets
Cash and cash equivalents	$2,799	$7,782
Accounts receivable, net	149,611	112,841
Inventories, net (includes LIFO debit of $1,932 as of March 31, 2013)	275,185	290,023
Prepaid expenses and other	6,957	11,731
Total current assets	434,552	422,377
Property and equipment, at cost	348,939	347,935
Accumulated depreciation	(156,274)	(151,608)
Net property and equipment	192,665	196,327
Goodwill	40,787	40,787
Intangible assets, net	35,202	35,424
Other long-term assets	12,211	11,079
Total assets	$715,417	$705,994

Liabilities
Current portion of long-term debt	$15,255	$15,282
Accounts payable	110,904	101,471
Accrued payroll	9,964	10,705
Other accrued liabilities	16,263	14,984
Total current liabilities	152,386	142,442
Credit facility revolver	174,955	177,575
Long-term debt	46,667	48,854
Other long-term liabilities	10,870	11,410
Deferred income taxes	34,821	35,856
Total liabilities	419,699	416,137
Shareholders' Equity
Preferred stock	-	-
Common stock	123,186	122,272
Accumulated other comprehensive loss	(576)	(579)
Retained earnings	173,108	168,164
Total shareholders' equity	295,718	289,857
Total liabilities and shareholders' equity	$715,417	$705,994

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.
Consolidated Statements of Comprehensive Income
For the Three Months Ended March 31,

(in thousands, except per share data)

	2013	2012
	(unaudited)
Net sales	$338,064	$382,052
Costs and expenses
Cost of materials sold (excludes items shown seperately below)	266,154	306,678
Warehouse and processing	20,506	21,222
Administrative and general	18,149	18,374
Distribution	8,974	9,059
Selling	6,586	7,141
Occupancy	2,599	2,323
Depreciation	5,293	4,770
Amortization	222	222
Total costs and expenses	328,483	369,789
Operating income	9,581	12,263
Other income, net	23	34
Income before interest and income taxes	9,604	12,297
Interest and other expense on debt	1,698	2,108
Income before income taxes	7,906	10,189
Income tax provision	2,743	3,959
Net income	$5,163	$6,230

Net loss on interest rate hedge, net of tax $2	(3)	-
Total comprehensive income	$5,160	$6,230

Earnings per share:
Net income per share - basic	$0.47	$0.57
Weighted average shares outstanding - basic	11,034	10,988
Net income per share - diluted	$0.47	$0.57
Weighted average shares outstanding - diluted	11,042	10,997

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.
Consolidated Statements of Cash Flows
For the Three Months Ended March 31,

(in thousands)

	2013	2012
	(unaudited)
Cash flows from (used for) operating activities:
Net income	$5,163	$6,230
Adjustments to reconcile net income to net cash from (used for) operating activities -
Depreciation and amortization	5,850	5,280
Loss on disposition of property and equipment	83	-
Stock-based compensation	797	1,237
Insurance recovery receivable	(872)	-
Other long-term assets	(1,467)	(3,231)
Other long-term liabilities	(1,573)	1,824
	7,981	11,340
Changes in working capital:
Accounts receivable	(35,899)	(44,682)
Inventories	14,839	(39,961)
Prepaid expenses and other	4,774	2,877
Accounts payable	7,890	31,305
Change in outstanding checks	1,543	1,371
Accrued payroll and other accrued liabilities	539	(2,067)
	(6,314)	(51,157)
Net cash from (used for) operating activities	1,667	(39,817)

Cash flows from (used for) investing activities:
Capital expenditures	(1,714)	(7,969)
Proceeds from disposition of property and equipment	-	2
Net cash used for investing activities	(1,714)	(7,967)

Cash flows from (used for) financing activities:
Credit facility revolver borrowings	101,864	154,060
Credit facility revolver repayments	(104,484)	(106,000)
Principal payments under capital lease obligations	(27)	(51)
Term loan repayments	(2,187)	(2,188)
Credit facility fees and expenses	-	(1,085)
Proceeds from exercise of stock options (including tax benefits) and employee stock purchases	117	119
Dividends paid	(219)	(218)
Net cash from (used for) financing activities	(4,936)	44,637

Cash and cash equivalents:
Net change	(4,983)	(3,147)
Beginning balance	7,782	7,403
Ending balance	$2,799	$4,256

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.
Supplemental Disclosures of Cash Flow Information
For the Three Months Ended March, 31

(in thousands)

	2013	2012
	(unaudited)

Interest paid	$1,393	$1,884
Income taxes paid (refunded)	$11	$(142)

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.
Notes to Unaudited Consolidated Financial Statements
March 31, 2013

1.           Basis of Presentation:

The accompanying consolidated financial statements have been prepared from the financial records of Olympic Steel, Inc. and its wholly-owned subsidiaries (collectively, Olympic or the Company), without audit and reflect all normal and recurring adjustments which are, in the opinion of management, necessary to fairly state the results of the interim periods covered by this report.  Year-to-date results are not necessarily indicative of 2013 annual results and these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  All significant intercompany transactions and balances have been eliminated in consolidation.

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

Commencing with the three months ended March 31, 2013, corporate expenses are now reported as a separate line item in the segment reporting.  Corporate expenses include the unallocated expenses related to managing the entire Company (i.e. both segments), including payroll expenses for certain personnel, expenses related to being a publicly traded entity such as board of directors expenses, audit expenses, and various other professional fees.  Prior to 2013, these expenses were included in the flat products segment’s operating results.  In March 2013, the Company revised the presentation of corporate expenses with a conforming change to the prior period presentation to reflect the new reporting structure.

In March 2013, the Company revised the presentation of the Industrial Revenue Bond (IRB) indebtedness to current portion of long-term debt on its Consolidated Balance Sheets with a conforming change to the prior period presentation as the IRB is remarketed on an annual basis.  The effect of this revision had no impact on total liabilities, but it revised the total current liabilities as of December 31, 2012 from $138.1 million to $142.4 million.

2.           Accounts Receivable:

Accounts receivable are presented net of allowances for doubtful accounts and unissued credits of $3.0 million and $2.8 million as of March 31, 2013 and December 31, 2012, respectively.  The allowance for doubtful accounts is maintained at a level considered appropriate based on historical experience and specific customer collection issues that have been identified.  Estimations are based upon a calculated percentage of accounts receivable, which remains fairly level from year to year, and judgments about the probable effects of economic conditions on certain customers, which can fluctuate significantly from year to year.  The Company cannot guarantee that the rate of future credit losses will be similar to past experience.  The Company considers all available information when assessing the adequacy of its allowance for doubtful accounts and unissued credits each quarter.

As of March 31, 2013, “Accounts receivable, net” on the Company’s Consolidated Balance Sheets includes $872 thousand of an insurance receivable related to recovery of a portion of incremental expenses incurred during the first quarter of 2013 related to the failure of a shear on one of our major pieces of processing equipment.

3.           Inventories:

Inventories consisted of the following:

	Inventory as of
(in thousands)	March 31, 2013	December 31, 2012
Unprocessed	$201,685	$215,526
Processed and finished	73,500	74,497
Totals	$275,185	$290,023

The Company values certain of its tubular and pipe products inventory at the last-in, first-out (LIFO) method.  At March 31, 2013 and December 31, 2012, approximately $43.6 million, or 15.8% of consolidated inventory, and $46.7 million, or 16.1% of consolidated inventory, respectively, was reported under the LIFO method of accounting.  The cost of the remainder of the tubular and pipe products inventory is determined using a weighted average rolling first-in, first-out (FIFO) method. Inventories in our flat products segment are valued using the specific identification method.

In the first quarter of 2013, the Company made an out-of-period adjustment to record previously unrecognized LIFO adjustments, which resulted in an increase to after-tax income of $1.2 million.  The Company determined that this adjustment was not material to its current or prior period consolidated financial statements.

If the FIFO method had been in use, inventories would have been $1.9 million lower than reported at March 31, 2013.

4.           Intangible Assets:

Intangible assets, net, consisted of the following as of March 31, 2013 and December 31, 2012:

	As of March 31, 2013
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net

Customer relationships - subject to amortization	$13,332	$(1,555)	$11,777
Trade name - not subject to amortization	23,425	-	23,425
	$36,757	$(1,555)	$35,202

	As of December 31, 2012
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net

Customer relationships - subject to amortization	$13,332	$(1,333)	$11,999
Trade name - not subject to amortization	23,425	-	23,425
	$36,757	$(1,333)	$35,424

The Company estimates that amortization expense for its intangible assets subject to amortization will be $889 thousand for the year ended December 31, 2013 and $889 thousand per year in each of the next five years.

5.           Debt:

The Company’s debt is comprised of the following components:

	As of
(in thousands)	March 31, 2013	December 31, 2012
Asset-based revolving credit facility due June 30, 2016	$174,955	$177,575
Term loan due June 30, 2016	55,417	57,604
Industrial revenue bond due April 1, 2018	5,125	5,125
Capital lease	1,380	1,407
Total debt	236,877	241,711
Less current amount	(15,255)	(15,282)
Total long-term debt	$221,622	$226,429

On March 16, 2012, the Company amended its existing asset-based credit facility (the ABL Credit Facility).  The amendment provided, among other things: (i) a reduction in the applicable margin for loans under the Company’s Loan and Security Agreement; (ii) additional revolving commitments to the borrowers in an aggregate principal amount of $50 million, which additional revolving commitments do not impact the borrowers’ incremental facilities; and (iii) permits certain transactions among the borrowers and Metales de Olympic, S. de R.L. de C.V., an indirect subsidiary of the Company.  The amended ABL Credit Facility consists of a revolving credit line of $315 million and a $64 million term loan, with monthly principal payments.  At March 31, 2013, the term loan balance was $55.4 million.  Revolver borrowings are limited to the lesser of a borrowing base, comprised of eligible receivables and inventories, or $315 million in the aggregate.  The ABL Credit Facility matures on June 30, 2016.

The ABL Credit Facility requires the Company to comply with various covenants, the most significant of which include: (i) until maturity of the ABL Credit Facility, if any commitments or obligations are outstanding and the Company’s availability is less than the greater of $20 million, 12.5% of the aggregate amount of revolver commitments ($39.4 million at March 31, 2013), or 60% of the principal balance of the term loan then outstanding ($33.2 million at March 31, 2013), then the Company must maintain a ratio of EBITDA minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.10 to 1.00 for the most recent twelve fiscal month period; (ii) limitations on dividend payments; (iii) restrictions on additional indebtedness; and (iv) limitations on investments and joint ventures.  Effective with the March 16, 2012 amendment, the Company has the option to borrow under its revolver based on the agent’s base rate plus a premium ranging from 0.00% to 0.50% or the London Interbank Offered Rate (LIBOR) plus a premium ranging from 1.50% to 2.00%.  The interest rate under the term loan is based on the agent’s base rate plus a premium ranging from 0.25% to 0.75% or LIBOR plus a premium ranging from 1.75% to 2.25%.

As of March 31, 2013, $4.4 million of bank financing fees were included in “Prepaid expenses and other” and “Other long-term assets” on the accompanying Consolidated Balance Sheet.  The financing fees are being amortized over the remaining term of the credit facility.

As of March 31, 2013, the Company was in compliance with its covenants and had approximately $89 million of availability under the ABL Credit Facility.

As part of the Chicago Tube and Iron Company (CTI) acquisition on July 1, 2011, the Company assumed approximately $5.9 million of IRB indebtedness issued through the Stanly County, North Carolina Industrial Revenue and Pollution Control Authority.  The bond matures in April 2018, with the option to provide principal payments annually on April 1st.  On April 1, 2013, the Company paid an optional principal payment of $785 thousand.  Interest is payable monthly, with a variable rate that resets weekly.   As a security for payment of the bonds, the Company obtained a direct pay letter of credit issued by JPMorgan Chase Bank, N.A.  The letter of credit reduces annually by the principal reduction amount.  The interest rate at March 31, 2013 was 0.22% for the IRB debt.

The Company entered into an interest rate swap agreement to reduce the impact of changes in interest rates on the above IRB.  At March 31, 2013, the effect of the swap agreement on the bond was to fix the rate at 3.46%.  The swap agreement matures in April 2018, and is reduced annually by the amount of the optional principal payments on the bond.  The Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap agreement.  However, the Company does not anticipate nonperformance by the counterparties.

6.           Derivative Instruments:

Nickel swaps

During 2013 and 2012, the Company entered into nickel swaps indexed to the London Metal Exchange (LME) price of nickel with third-party brokers.  The nickel swaps are treated as derivatives for accounting purposes.  The Company entered into them to mitigate its customers’ risk of volatility in the price of nickel.  The outstanding nickel swaps have one to nine months remaining and are settled with the brokers at maturity.  The economic benefit or loss arising from the changes in fair value of the swaps is contractually passed through to the customer.  The primary risk associated with the nickel swaps is the ability of customers or third-party brokers to honor their agreements with the Company related to derivative instruments.  If the customer or third-party brokers are unable to honor their agreements, the Company’s risk of loss is the fair value of the nickel swap.

In October 2011, MF Global UK Limited (MF Global UK), a United Kingdom based broker-dealer, was placed into the United Kingdom’s administration process (a process similar to bankruptcy proceedings in the United States) by the Financial Services Authority following the Chapter 11 bankruptcy filing of its U.S. parent, MF Global Holdings Ltd.  The Company had used MF Global UK as one of its third-party brokers for nickel swaps.  All of the Company’s open hedges with MF Global UK were closed effective November 1, 2011, and the Company does not believe it has a material obligation to MF Global UK as of March 31, 2013.  However, bankruptcy and administration processes are uncertain and the results could change and the Company’s financial statements may be materially impacted in the future.

While these derivatives are intended to help the Company manage risk, they have not been designated as hedging instruments. The periodic changes in fair value of the nickel and embedded customer derivative instruments are included in “Cost of materials sold” in the Consolidated Statements of Comprehensive Income.  We recognize derivative positions with both the customer and the third party for the derivatives and we classify cash settlement amounts associated with them as part of “Cost of materials sold” in the Consolidated Statements of Comprehensive Income.  The embedded customer derivatives are included in “Accounts receivable, net”, and the nickel swaps are included in “Other accrued liabilities” on the Consolidated Balance Sheets at March 31, 2013 and December 31, 2012.

Interest rate swap

CTI entered into an interest rate swap to reduce the impact of changes in interest rates on its IRB.  The swap agreement matures in April 2018, the same time as the IRB, and is reduced annually by the amount of the optional principal payments on the IRB.  The Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap agreement.  However, the Company does not anticipate nonperformance by the counterparties.  The interest rate swap is not treated as a hedge for accounting purposes.

The periodic changes in fair value of the interest rate swap and cash settlement amounts associated with the interest rate swap are included in “Interest and other expense on debt” in the Consolidated Statements of Comprehensive Income.

Fixed rate interest rate hedge

In June 2012, the Company entered into a forward starting fixed rate interest rate hedge commencing July 2013 in order to eliminate the variability of cash interest payments on $53.2 million of the outstanding LIBOR-based borrowings under the ABL Credit Facility.  The hedge matures on June 1, 2016 and is reduced monthly by the principal payments on the term loan.  The fixed rate interest rate hedge is accounted for as a cash flow hedging instrument for accounting purposes.

There was no net impact from the nickel swaps or embedded customer derivative agreements to the Company’s Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and 2012.  The table below shows the total impact to the Company’s Consolidated Statements of Comprehensive Income through net income of the derivatives for the three months ended March 31, 2013 and 2012.

	Net Gain (Loss) Recognized For the Three Months Ended March 31,
	2013	2012
(in thousands)
Interest rate swap (CTI)	$(42)	$22
Nickel swaps	77	65
Embedded customer derivatives	(77)	(65)
Total gain (loss)	$(42)	$22

7.           Fair Value of Financial Instruments:

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

During the three months ended March 31, 2013, there were no transfers of financial assets between Levels 1, 2 or 3 fair value measurements.  There have been no changes in the methodologies used at March 31, 2013 since December 31, 2012.  Following is a description of the valuation methodologies used for assets and liabilities measured at fair value as of March 31, 2013 and December 31, 2012:

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

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company:

	Value of Items Recorded at Fair Value As of March 31, 2013
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Embedded customer derivatives (Nickel swaps)	$-	$144	$-	$144
Total assets at fair value	$-	$144	$-	$144

Liabilities:
Nickel swaps	-	199	-	199
Interest rate swap (CTI)	-	404	-	404
Fixed interest rate swap (ABL)		937		937
Total liabilities at fair value	$-	$1,536	$-	$1,536

	Value of Items Not Recorded at Fair Value As of March 31, 2013
(in thousands)	Level 1	Level 2	Level 3	Total
Liabilities:
IRB	$5,125	$-	$-	$5,125
Term loan	-	55,417	-	55,417
Revolver	-	174,955	-	174,955
Total liabilities not recorded at fair value	$5,125	$230,372	$-	$235,497

The value of the items not recorded at fair value represent the carrying value of the liabilities.

	Value of Items Recorded at Fair Value As of December 31, 2012
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Embedded customer derivatives (nickel swaps)	$-	$113	$-	$113
Total assets recorded at fair value	$-	$113	$-	$113

Liabilities:
Nickel swaps	-	168	-	168
Interest rate swap (CTI)	-	446	-	446
Fixed interest rate swap (ABL)	-	941	-	941
Total liabilities recorded at fair value	$-	$1,555	$-	$1,555

	Value of Items Not Recorded at Fair Value As of December 31, 2012
(in thousands)	Level 1	Level 2	Level 3	Total
Liabilities:
IRB	$5,125	$-	$-	$5,125
Term loan	-	57,604	-	57,604
Revolver	-	177,575	-	177,575
Total liabilities not recorded at fair value	$5,125	$235,179	$-	$240,304

The value of the items not recorded at fair value represent the carrying value of the liabilities.

The fair value of the IRB is determined using Level 1 inputs.  The carrying value and the fair value of the IRB that qualify as financial instruments were $5.1 million at both March 31, 2013 and December 31, 2012.

The fair values of the revolver and term loan are determined using Level 2 inputs. The carrying values of the revolver and the term loan were $175.0 million and $55.4 million, respectively, at March 31, 2013.  The carrying value of the revolver and the term loan were $177.6 million and $57.6 million, respectively, at December 31, 2012.  The Level 2 fair value of the Company's long-term debt was estimated using prevailing market interest rates on debt with similar credit worthiness, terms and maturities.

8.           Equity Plans:

Stock Options

The following table summarizes stock option activity during the three months ended March 31, 2013:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2012	40,339	$21.79
Granted	-	-
Exercised	(1,667)	3.50
Canceled	-	-
Outstanding at March 31, 2013	38,672	$22.58	2.7	$240
Exercisable at March 31, 2013	38,672	$22.58	2.7	$240

There were 1,667 and 2,170 stock options exercised during the three months ended March 31, 2013 and 2012, respectively.  The total intrinsic value of stock options exercised during the three months ended March 31, 2013 and 2012 was $28 thousand $52 thousand, respectively.  All options outstanding are vested as of March 31, 2013.

Restricted Stock Units and Performance Share Units

The Olympic Steel 2007 Omnibus Incentive Plan (the Plan) was approved by the Company’s shareholders in 2007.  The Plan authorizes the Company to grant stock options, stock appreciation rights, restricted shares, restricted share units, performance shares, and other stock and cash-based awards to employees and Directors of, and consultants to, the Company and its affiliates.  Under the Plan, 500,000 shares of common stock are available for equity grants.

On January 2, 2013 and January 3, 2012, the Compensation Committee of the Company’s Board of Directors approved the grant of 1,800 restricted stock units (RSUs) to each non-employee Director.  Subject to the terms of the Plan and the RSU agreement, the RSUs vest after one year of service (from the date of grant).  The RSUs are not converted into shares of common stock until the director either resigns or is terminated from the Board of Directors.

The fair value of each RSU was estimated to be the closing price of the Company’s common stock on the date of the grant, which was $23.41 and $25.55 for the grants on January 2, 2013 and January 3, 2012, respectively.

In 2011, the Compensation Committee for the Company’s Board of Directors approved changes to the Senior Management Compensation Program to include an equity component in order to encourage more ownership of common stock by the senior management.  Beginning in 2011, the Senior Management Compensation Program imposed stock ownership requirements upon the participants.  Each participant is required to own at least 750 shares of common stock for each year that the participant participates in the Senior Management Compensation Program.  Any participant that fails to meet to the stock ownership requirements will be ineligible to receive any equity awards under the Company’s equity compensation plans, including the Plan, until the participant satisfies the ownership requirements.  To assist participants in meeting the stock ownership requirements, on an annual basis, if a participant purchases 500 shares of common stock on the open market, the Company will award that participant 250 shares of common stock.  During the three months ended March 31, 2013 and 2012 the Company matched 6,000 and 3,250 shares, respectively.  Additionally, any participant who continues to comply with the stock ownership requirements as of the five-year, 10-year, 15-year, 20-year and 25-year anniversaries of the participant’s participation in the Senior Management Compensation Program will receive a restricted stock unit award with a dollar value of $25 thousand, $50 thousand, $75 thousand, $100 thousand and $100 thousand, respectively.  Restricted stock unit awards will convert into the right to receive shares of common stock upon a participant’s retirement, or earlier upon the participant’s death or disability or upon a change in control of the Company.

Stock-based compensation expense recognized on RSUs for the three months ended March 31, 2013 and 2012, respectively, is summarized in the following table:

	For the Three Months Ended March 31,
	2013	2012
(in thousands, except per share data)
RSU expense before taxes	$244	$281
RSU expense after taxes	$159	$172
Impact per basic share	$0.01	$0.02
Impact per diluted share	$0.01	$0.02

All pre-tax charges related to RSUs were included in the caption “Administrative and general” on the accompanying Consolidated Statements of Comprehensive Income.

The following table summarizes the activity related to RSUs for the three months ended March 31, 2013:

	Number of Shares	Weighted Average Granted Price	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2012	192,819	$26.22
Granted	37,341	21.33
Converted into shares	-	-
Forfeited	-	-
Outstanding at March 31, 2013	230,160	$25.43	$163
Vested at March 31, 2013	164,271	$26.16	$135

No RSUs were converted into shares during the three months ended March 31, 2013 or 2012.

9.           Capital Lease:

During the three months ended March 31, 2013, the Company leased a warehouse in Streetsboro, Ohio under a capital lease agreement.  On April 1, 2013, the Company purchased the facility for $1.4 million.  The capital lease obligation is included in “Current portion of long-term debt” on the accompanying Consolidated Balance Sheets.

As of March 31, 2013
(in thousands)
Total capital lease obligation	$1,380
Less: interest	-

Capital lease obligation	1,380

Less: current	(1,380)

Long term capital lease	$-

10.         Income Taxes:

For the three months ended March 31, 2013, the Company recorded an income tax provision of $2.7 million, or 34.7%, compared to $4.0 million, or 38.9%, for the three months ended March 31, 2012.  The lower effective tax rate for the three months ended March 31, 2013 is a result of the tax law changes that went into effect January 1, 2013 extending certain tax credits.  This discrete item resulted in a decrease to our effective tax rate of 2.3%.

Our tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items that are taken into account in the relevant period.  Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment.

Our quarterly tax provision and our quarterly estimate of our annual effective tax rate is subject to significant volatility due to several factors, including variability in accurately predicting our pre-tax and taxable income and loss and the mix of jurisdictions to which they relate, changes in law and relative changes of expenses or losses for which tax benefits are not recognized.  Additionally, our effective tax rate can be more or less volatile based on the amount of pre-tax income.  For example, the impact of discrete items and non-deductible expenses on our effective tax rate is greater when our pre-tax income is lower.

11.         Shares Outstanding and Earnings Per Share:

Earnings per share have been calculated based on the weighted average number of shares outstanding as set forth below:

	For the Three Months Ended March 31,
	2013	2012
(in thousands, except per share data)
Weighted average basic shares outstanding	11,034	10,988
Assumed exercise of stock options and issuance of stock awards	8	9
Weighted average diluted shares outstanding	11,042	10,997
Net income	$5,163	$6,230
Basic earnings per share	$0.47	$0.57
Diluted earnings per share	$0.47	$0.57
Anti-dilutive securities outstanding	201	225

12.         Segment Information:

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

Commencing with the three months ended March 31, 2013, corporate expenses are now reported as a separate line item in the segment reporting.  Corporate expenses include the unallocated expenses related to managing the entire Company (i.e. both segments), including payroll expenses for certain personnel, expenses related to being a publicly traded entity such as board of directors expenses, audit expenses, and various other professional fees.  Prior to 2013, these expenses were included in the flat products segment’s operating results.  The 2012 financial information below has been revised to reflect the new reporting structure.

The following table provides financial information by segment and reconciles the Company’s operating income by segment to the consolidated income before income taxes for the three months ended March 31, 2013 and 2012.

	For the Three Months Ended March 31,
(in thousands)	2013	2012
Net sales
Flat products	$275,747	$316,629
Tubular and pipe products	62,317	65,423
Total net sales	$338,064	$382,052

Depreciation and amortization
Flat products	$4,242	$3,870
Tubular and pipe products	1,273	1,122
Total depreciation and amortization	$5,515	$4,992

Operating income
Flat products	$4,805	$7,794
Tubular and pipe products	6,759	6,444
Corporate expenses	(1,983)	(1,975)
Total operating income	$9,581	$12,263
Other income, net	23	34
Income before interest and income taxes	9,604	12,297
Interest and other expense on debt	1,698	2,108
Income before income taxes	$7,906	$10,189

	For the Three Months Ended March 31,
(in thousands)	2013	2012
Capital expenditures
Flat products	$679	$5,447
Tubular and pipe products	1,035	2,522
Total capital expenditures	$1,714	$7,969

	As of
(in thousands)	March 31, 2013	December 31, 2012
Goodwill
Flat products	$500	$500
Tubular and pipe products	40,287	40,287
Total goodwill	$40,787	$40,787

Assets
Flat products	$490,520	$480,487
Tubular and pipe products	224,897	225,507
Total assets	$715,417	$705,994

There were no material revenue transactions between the flat products and tubular and pipe products segments.

The Company sells certain products internationally, primarily in Canada, Puerto Rico and Mexico.  International sales are immaterial to the consolidated financial results and to the individual segments’ results.

13.         Recently Issued Accounting Updates:

In February 2013, the Financial Accounting Standards Board issued ASU No. 2013-02, “Other Comprehensive Income.”  This ASU intends to improve the reporting of reclassifications out of accumulated other comprehensive income by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts.  The provisions of this ASU did not have a material impact on the Company’s financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and accompanying notes contained herein and our consolidated financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2012.  The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements that involve risks and uncertainties.  Our actual results may differ materially from the results discussed in the forward-looking statements.   Factors that might cause a difference include, but are not limited to, those discussed under Item 1A (Risk Factors) in our Annual Report on Form 10-K for the year ended December 31, 2012.  The following section is qualified in its entirety by the more detailed information, including our financial statements and the notes thereto, which appear elsewhere in this Quarterly Report on Form 10-Q.

Forward-Looking Information

This Quarterly Report on Form 10-Q and other documents we file with the SEC contain various forward-looking statements that are based on current expectations, estimates, forecasts and projections about our future performance, business, our beliefs and management’s assumptions.  In addition, we, or others on our behalf, may make forward-looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, conferences, webcasts, phone calls and conference calls.  Words such as “may,” “will,” “anticipate,” “should,” “intend,” “expect,” “believe,” “estimate,” “project,” “plan,” “potential,” and “continue,” as well as the negative of these terms or similar expressions, are intended to identify forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those implied by such statements including, but not limited to:

•	general and global business, economic, financial and political conditions, including the ongoing effects of the global economic recovery;
•	access to capital and global credit markets;
•	competitive factors such as the availability and pricing of metals, industry shipping and inventory levels and rapid fluctuations in customer demand and metals pricing;
•	cyclicality and volatility within the metals industry;
•	the ability of our customers (especially those that may be highly leveraged, and those with inadequate liquidity) to maintain their credit availability;
•	the success of our new facility startups, specifically in Gary, Indiana and Streetsboro, Ohio;
•	the ability to successfully integrate the new locations or recently acquired businesses into our operations and achieve expected results;
•	events or circumstances that could adversely impact the successful operation of our processing equipment and operations;
•	the ability to comply with the terms of our asset-based credit facility and to make the required term loan payments;
•	the ability of our customers and third parties to honor their agreements related to derivative instruments, including the outcome of the MF Global UK Limited administration process;
•	customer, supplier and competitor consolidation, bankruptcy or insolvency;
•	reduced production schedules, layoffs or work stoppages by our own or our suppliers’ or customers’ personnel;
•	the success of union contract renewals;
•	the availability and costs of transportation and logistical services;
•	the amounts, successes and our ability to continue our capital investments and strategic growth initiatives and our business information system implementations;
•
the successes of our strategic efforts and initiatives to increase sales volumes, maintain or improve working capital turnover and free cash flows, improve inventory turnover and improve our customer service;

•	the timing and outcome of inventory lower of cost or market adjustments;
•
the inflation or deflation existing within the metals industry, as well as our product mix and inventory levels on hand, which can impact our cost of materials sold as a result of the fluctuations in the last-in, first-out, or LIFO, inventory reserve;

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

•	those risks set forth in Item 1A (Risk Factors), as found in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Overview

We are a leading metals service center that operates in two reportable segments; flat products and tubular and pipe products.  We provide metals processing and distribution services for a wide range of customers.  Our primary flat products focus is on the direct sale and distribution of large volumes of processed carbon, coated, aluminum and stainless flat-rolled sheet, coil and plate products.  Commencing with the July 1, 2011 acquisition of Chicago Tube and Iron Company, or CTI, we distribute metal tubing, pipe, bar, valves and fittings and fabricate pressure parts supplied to various industrial markets.  Products that require more value-added processing generally have a higher gross profit.  Accordingly, our overall gross profit is affected by, among other things, product mix, the amount of processing performed, the demand for and availability of metals, and volatility in selling prices and material purchase costs.  We also perform toll processing of customer-owned metals. We sell certain products internationally, primarily in Canada, Puerto Rico and Mexico.  International sales are immaterial to our consolidated financial results and to the individual segments’ results.

Our results of operations are affected by numerous external factors including, but not limited to: general and global business, economic, financial, banking and political conditions; competition; metals pricing, demand and availability; energy prices; pricing and availability of raw materials used in the production of metals; global supply and inventory held in the supply chain; customers’ ability to manage their credit line availability; and layoffs or work stoppages by our own, our suppliers’ or our customers’ personnel.  The metals industry also continues to be affected by the global consolidation of our suppliers, competitors and end-use customers.

Like other service centers, we maintain substantial inventories of metals to accommodate the short lead times and just-in-time delivery requirements of our customers.  Accordingly, we purchase metals in an effort to maintain our inventory at levels that we believe to be appropriate to satisfy the anticipated needs of our customers based upon customer forecasts, historic buying practices, supply agreements with customers and market conditions.  Our commitments to purchase metals are generally at prevailing market prices in effect at the time we place our orders.  When metals prices increase, competitive conditions will influence how much of the price increase we can pass on to our customers.  To the extent we are unable to pass on future price increases in our raw materials to our customers, the net sales and gross profits of our business could be adversely affected.  When metals prices decline, customer demands for lower prices and our competitors’ responses to those demands could result in lower sale prices and, consequently, lower gross profits as we sell existing metals inventory.

At March 31, 2013, we employed approximately 1,850 people.  Approximately 330 of the hourly plant personnel at our St. Paul, Minnesota; Milan, Illinois; Duluth, Minnesota; Locust, North Carolina; Romeoville, Illinois; Minneapolis, Minnesota; Indianapolis, Indiana; Detroit, Michigan; and Kansas City, Missouri facilities are represented by ten separate collective bargaining units.  The table below shows the expiration dates of the collective bargaining agreements.

Facility	Expiration date

St. Paul, Minnesota	May 25, 2013
Milan, Illinois	August 12, 2013
Duluth, Minnesota	December 21, 2014
Locust, North Carolina	March 4, 2015
Romeoville, Illinois	May 31, 2015
Minneapolis coil, Minnesota	September 30, 2015
Indianpolis, Indiana	January 29, 2016
Minneapolis plate, Minnesota	March 31, 2017
Detroit, Michigan	August 31, 2017
Kansas City, Missouri	November 18, 2017

We have never experienced a work stoppage and we believe that our relationship with employees is good.  However, any prolonged work stoppages by our personnel represented by collective bargaining units could have a material adverse impact on our business, financial condition, results of operations and cash flows.

Reportable Segments

As a result of our acquisition of CTI, we now operate in two reportable segments; flat products and tubular and pipe products.  We evaluated our reportable segments in connection with our acquisition of CTI, and followed the accounting guidance that requires the utilization of a “management approach” to define and report the financial results of operating segments.  The management approach defines operating segments along the lines used by the our chief operating decision maker, or CODM, to assess performance and make operating and resource allocation decisions.  Our CODM evaluates performance and allocates resources based primarily on operating income (loss).  Our operating segments are based primarily on internal management reporting.

Commencing with the first quarter of 2013, corporate expenses are now reported as a separate line item in the segment reporting.  Corporate expenses include the unallocated expenses related to managing the entire Company (i.e. both segments), including payroll expenses for certain personnel, expenses related to being a publicly traded entity such as board of directors expenses, audit expenses, and various other professional fees.  Prior to 2013, these expenses were included in the flat products segment’s operating results.  The 2012 financial information below has been revised to reflect the new reporting structure.

Flat products

The primary focus of our flat products segment is on the direct sale and distribution of large volumes of processed carbon, coated, aluminum and stainless flat-rolled sheet, coil and plate products.  We act as an intermediary between metals producers and manufacturers that require processed metals for their operations.  We serve customers in most metals consuming industries, including manufacturers and fabricators of transportation and material handling equipment, construction and farm machinery, storage tanks, environmental and energy generation equipment, automobiles, food service and electrical equipment, military vehicles and equipment, as well as general and plate fabricators and metals service centers.  We distribute these products primarily through a direct sales force.

The flat products segment has 24 strategically-located processing and distribution facilities in the United States and one in Monterrey, Mexico.  This geographic footprint allows us to focus on regional customers and larger national and multi-national accounts, primarily located throughout the midwestern, eastern and southern United States.  The flat products segment distributes these products primarily through a direct sales force.

Tubular and pipe products

The tubular and pipe products segment consists of the CTI business, acquired in 2011.  Through our tubular and pipe products segment, we distribute metals tubing, pipe, bar, valve and fittings and fabricate pressure parts supplied to various industrial markets.  Founded in 1914, CTI operates from nine locations in the midwestern and southeastern United States. The tubular and pipe products segment distributes its products primarily through a direct sales force.

Results of Operations

Consolidated Operations

The following table presents consolidated operating results for the periods indicated (dollars are shown in thousands):

	For the Three Months Ended March 31,
	2013		2012
		% of net sales		% of net sales
Net sales	$338,064	100.0	$382,052	100.0
Cost of materials sold (a)	266,154	78.7	306,678	80.3
Gross profit (b)	71,910	21.3	75,374	19.7
Operating expenses (c)	62,329	18.5	63,111	16.5
Operating income	9,581	2.8	12,263	3.2
Other income, net	23	0.0	34	0.0
Interest and other expense on debt	1,698	0.5	2,108	0.5
Income before income taxes	7,906	2.3	10,189	2.7
Income taxes	2,743	0.8	3,959	1.1
Net income	$5,163	1.5	$6,230	1.6

(a) Includes a $1.9 million LIFO income adjustment for the three months ended March 31, 2013.
(b) Gross profit is calculated as net sales less the cost of materials sold.
(c) Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Net sales decreased 11.5% to $338.1 million in the first quarter of 2013 from $382.1 million in the first quarter of 2012.  Flat products net sales was 81.6% of total net sales in the first quarter of 2013 compared to 82.9% of total net sales in the first quarter of 2012.  Tubular and pipe products net sales was 18.4% of total net sales in the first quarter of 2013 compared to 17.1% of total net sales in the first quarter of 2012.  The decrease in net sales was due to a 5.8% decline in sales volume as well as a 6.1% decline in selling prices during the first quarter of 2013 compared to the first quarter of 2012.  Sales in both the flat products and tubular and pipe products segments declined year over year.

Cost of materials sold decreased 13.2% to $266.2 million in the first quarter of 2013 from $306.7 million in the first quarter of 2012.  In the first quarter of 2013, we made an out-of-period adjustment to record previously unrecognized LIFO adjustments, which resulted in a decrease to cost of materials sold of $1.9 million.  The decrease in cost of materials sold is due to the LIFO income adjustment and the decline in sales volume as well as lower metals pricing in the first quarter of 2013 compared to the first quarter of 2012.

As a percentage of net sales, gross profit increased to 21.3% in the first quarter of 2013 compared to 19.7% in the first quarter of 2012.  As a percentage of net sales, the LIFO adjustment in 2013 increased gross profit by 0.6%.  The increase in gross profit for the three months ended March 31, 2013 was primarily due to the cost of materials sold decreasing more than selling prices, as well as the LIFO income adjustment.   We expect our gross profit in the second quarter of 2013 to be consistent with the first quarter of 2013, excluding the LIFO adjustment.

Operating expenses in the first quarter of 2013 decreased $0.8 million, or 1.2%, to $62.3 million from $63.1 million in the first quarter of 2012.  As a percentage of net sales, operating expenses increased to 18.5% for the first quarter of 2013 from 16.5% in the comparable 2012 period.  Operating expenses in the flat products segment decreased $1.0 million and operating expenses in the tubular and pipe products segment increased $0.3 million.  Variable operating expenses, such as distribution, warehouse and processing, and selling expenses, decreased as a result of lower sales volume and net sales. Depreciation and occupancy expenses increased as a result of the recent investments in new facilities.

During the first quarter of 2013, we experienced a failure of a shear on one of our major pieces of processing equipment.  The incremental expense of approximately $1.0 million related to the shear failure has been recorded in the “Cost of materials sold” and “Warehouse and processing” captions in our Consolidated Statements of Comprehensive Income, and the $872 thousand related insurance recovery receivable has been recorded to the same captions in our Consolidated Statements of Comprehensive Income and is included in “Accounts receivable, net” on the Consolidated Balance Sheets as of March 31, 2013.  We expect to incur additional expenses during the second quarter of 2013 until the equipment is fully operational.  We expect those expenses to be recoverable under our insurance policy.

Commencing with the first quarter of 2013, corporate expenses are now reported as a separate line item in the segment reporting and is disclosed separately to reconcile segment operating income to consolidated operating income on the Consolidated Statements of Comprehensive Income.  Corporate expenses include the unallocated expenses related to managing the entire Company (i.e. both segments), including payroll expenses for certain personnel, expenses related to being a publicly traded entity such as board of directors expenses, audit expenses, and various other professional fees.  Prior to 2013 these expenses were included in the flat products segment’s operating results.  Corporate expenses totaled $2.0 million for the both three months ended March 31, 2013 and March 31, 2012.

Interest and other expense on debt totaled $1.7 million, or 0.5% of net sales, for the first quarter of 2013 compared to $2.1 million, or 0.5% of net sales, for the first quarter of 2012.  Our effective borrowing rate, exclusive of deferred financing fees and commitment fees, was 2.2% for the first three months of 2013 compared to 3.0% for the first three months of 2012.  The decrease in interest and other expense on debt in 2013 was primarily due to lower average borrowings and the lower effective borrowing rate.

For the first quarter of 2013, income before income taxes totaled $7.9 million compared to $10.2 million in the first quarter of 2012.  For the first quarter of 2013, income before income taxes included LIFO income of $1.9 million.

An income tax provision of 34.7% was recorded for the first quarter of 2013, compared to 38.9% for the first quarter of 2012.  The lower effective tax rate for the three months ended March 31, 2013 is a result of the tax law changes that went into effect January 1, 2013 extending certain tax credits.  This discrete item resulted in a decrease to our first quarter of 2013 effective tax rate of 2.3%.  Our tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items that are taken into account in the relevant period.  Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment.   We expect our effective tax rate to increase during the remainder of the year, and approximate 37% to 39% on an annual basis in 2013.

Net income for the first quarter of 2013 totaled $5.2 million or $0.47 per basic and diluted share, compared to $6.2 million or $0.57 per basic and diluted share for the first quarter of 2012.  For the first quarter of 2013, the LIFO adjustment increased earnings per share by $0.11 per basic and diluted share.

Segment Operations

Flat products

The following table presents selected operating results for our flat products segment for the three months ended March 31, 2013 and 2012 (dollars are shown in thousands):

	For the Three Months Ended March 31,
	2013		2012
		% of net sales		% of net sales
Direct tons sold	269,416		293,538
Toll tons sold	22,185		17,639
Total tons sold	291,601		311,177

Net sales	$275,747	100.0	$316,629	100.0
Average selling price per ton	946		1,018
Cost of materials sold	224,949	81.6	261,797	82.7
Gross profit (a)	50,798	18.4	54,832	17.3
Operating expenses (b)	45,993	16.7	47,038	14.9
Operating income	$4,805	1.7	$7,794	2.4

(a) Gross profit is calculated as net sales less the cost of materials sold.
(b) Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Tons sold by our flat products segment decreased 6.3% to 292 thousand in the first quarter of 2013 from 311 thousand in the first quarter of 2012.  The decrease in tons sold is due to decreased customer demand and industry-wide shipments in the first quarter of 2013 compared to the first quarter of 2012.

Net sales in our flat products segment decreased 12.9% to $275.7 million in the first quarter of 2013 from $316.6 million in the first quarter of 2012.  The decrease in sales was due to a 6.3% decline in sales volume as well as a 7.1% decline in metals pricing during the first quarter of 2013 compared to the first quarter of 2012.  Average selling prices in the first quarter of 2013 were $946 per ton, compared with $1,018 per ton in the first quarter of 2012, and $943 per ton in the fourth quarter of 2012.

Cost of materials sold decreased 14.1% to $224.9 million in the first quarter of 2013 from $261.8 million in the first quarter of 2012.   The decrease in cost of materials sold was due to a decline in sales volume as well as a decline in metals pricing during the first quarter of 2013 compared to the first quarter of 2012.

As a percentage of net sales, gross profit (as defined in footnote (a) in the table above) totaled 18.4% in the first quarter of 2013 compared to 17.3% in the first quarter of 2012.  The increase in gross profit for the three months ended March 31, 2013 was primarily due to the cost of materials sold decreasing more than selling prices.

Operating expenses in the first quarter of 2013 decreased $1.0 million, or 2.2%, to $46.0 million from $47.0 million in the first quarter of 2012.  Variable operating expenses, such as distribution, warehouse and processing, and selling expenses, decreased as a result of lower sales volume and net sales. Depreciation and occupancy expenses increased as a result of the recent investments in new facilities.  As a percentage of net sales, operating expenses increased to 16.7% for the first quarter of 2013 from 14.9% in the comparable 2012 period.

Commencing with the first quarter of 2013, corporate expenses are now reported as a separate line item in the segment reporting and is disclosed separately to reconcile segment operating income to consolidated operating income on the Consolidated Statements of Comprehensive Income.  Corporate expenses include the unallocated expenses related to managing the entire Company, (i.e. both segments) including payroll expenses for certain personnel, expenses related to being a publicly traded entity such as board of directors expenses, audit expenses, and various other professional fees.  Prior to 2013, these expenses were included in the flat products segment’s operating results.  The Corporate expenses for the three months ended March 31, 2012 totaled $2.0 million and have been removed from the 2012 financial data in the table above.

During the first quarter of 2013, we experienced a failure of a shear on one of our major pieces of processing equipment in the flat products segment.  The incremental expense of approximately $1.0 million related to the shear failure has been recorded in the “Cost of materials sold” and “Warehouse and processing” captions in our Consolidated Statements of Comprehensive Income and the $872 thousand related insurance recovery receivable has been recorded to the same captions in our Consolidated Statements of Comprehensive Income and is included in “Accounts receivable, net” on the Consolidated Balance Sheets as of March 31, 2013.  We expect to incur additional expenses during the second quarter of 2013 until the equipment is fully operational.  We expect those expenses to be recoverable under our insurance policy.

Operating income for the first quarter of 2013 totaled $4.8 million, or 1.7% of net sales, compared to $7.8 million, or 2.4% of net sales, in the comparable 2012 period.

Tubular and pipe products

The following table presents selected operating results for our tubular and pipe products segment for the three months ended March 31, 2013 and 2012 (dollars are shown in thousands):

	For the Three Months Ended March 31,
	2013		2012
		% of net sales		% of net sales
Net sales	$62,317	100.0	$65,423	100.0
Cost of materials sold (a)	41,205	66.1	44,881	68.6
Gross profit (b)	21,112	33.9	20,542	31.4
Operating expenses (c)	14,353	23.0	14,098	21.5
Operating income	$6,759	10.9	$6,444	9.9

(a) Includes a $1.9 million LIFO income adjustment for the three months ended March 31, 2013.
(b) Gross profit is calculated as net sales less the cost of materials sold.
(c) Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Net sales decreased 4.7% to $62.3 million in the first quarter of 2013 from $65.4 million in the first quarter of 2012.  The decrease is a result of the decline in metals pricing as well as lower sales volumes across all industries.

Cost of materials sold decreased 8.2% to $41.2 million in the first quarter of 2013 from $44.9 million in the first quarter of 2012.  In the first quarter of 2013, we made an out-of-period adjustment to record previously unrecognized LIFO adjustments, which resulted in a decrease to cost of materials sold of $1.9 million.  The decrease in cost of materials sold is a result of the LIFO income adjustment, lower sales volume and metals pricing.

As a percentage of net sales, gross profit (as defined in footnote (b) in the table above) totaled 33.9% in the first quarter of 2013 compared to 31.4% in the first quarter of 2012.  As a percentage of net sales, the LIFO adjustment in 2013 increased gross profit by 3.1%.

Operating expenses in the first quarter of 2013 increased $255 thousand, or 1.8%, to $14.4 million from $14.1 million in the first quarter of 2012.  Operating expenses increased during 2013 due to increased employee benefit costs and increased depreciation expense as a result of recent investments in processing equipment.  Operating expenses were 23.0% of net sales in the first quarter of 2013 compared to 21.5% in the first quarter of 2012.

Operating income for the first quarter 2013 totaled $6.8 million, or 10.9% of net sales, compared to $6.4 million, or 9.9% of net sales, for the first quarter of 2012.  The LIFO adjustment increased operating income for the first quarter of 2013 by $1.9 million.

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

Operating Activities

For the three months ended March 31, 2013, we generated $1.7 million of net cash from operations, of which $8.0 million was generated from operating activities and $6.3 million was used for working capital.  For the three months ended March 31, 2012, we used $39.8 million of net cash from operations, of which $11.3 million was generated from operating activities and $51.1 million was used for working capital.

Net cash from operations totaled $8.0 million during the first quarter of 2013 and was generated from net income of $5.2 million and depreciation and amortization of $5.9 million offset primarily by the non-cash insurance recovery receivable of $0.8 million and changes in long-term assets and liabilities of $3.0 million.  Net cash from operations totaled $11.3 million during the first quarter of 2012 and was primarily generated from net income of $6.2 million, and depreciation and amortization of $5.3 million.

Working capital at March 31, 2013 totaled $282.2 million, a $2.2 million increase from December 31, 2012.  The increase was primarily attributable to a $35.9 million increase in accounts receivable (resulting from higher sales in the first quarter of 2013 compared to the fourth quarter of 2012 as our days of sales outstanding remained consistent), offset by a $14.8 million decrease in inventories (resulting from decreased inventory purchases and increased sales), and a $9.4 million increase in accounts payable and outstanding checks.

Investing Activities

Net cash used for investing activities was $1.7 million during the three months ended March 31, 2013 compared to $8.0 million during the three months ended March 31, 2012.  The expenditures were attributable to additional processing equipment at our existing facilities.  In 2013, we plan for capital spending to decrease from 2012 levels and to be less than our annual depreciation expense (approximately $20 million).

Financing Activities

During the first three months of 2013, $4.9 million of cash was used for financing activities, which primarily consisted of $2.6 million of repayments of borrowings under our ABL Credit Facility revolver and $2.2 million of scheduled principal payments on our term loan.

Dividends paid were $0.2 million for both the three months ended March 31, 2013 and March 31, 2012.  In May, 2013, our Board of Directors approved a regular quarterly dividend of $0.02 per share, which will be paid on June 17, 2013 to shareholders of record as of June 3, 2013.  Regular dividend distributions in the future are subject to the availability of cash, the $2.5 million annual limitation on cash dividends under our ABL Credit Facility and continuing determination by our Board of Directors that the payment of dividends remains in the best interest of our shareholders.

Debt Arrangements

On March 16, 2012, we amended our existing asset-based credit facility (the ABL Credit Facility).  The amendment provided for, among other things: (i) a reduction in the applicable margin for loans under our Loan and Security Agreement; (ii) additional revolving commitments to the borrowers in an aggregate principal amount of $50 million, which additional revolving commitments do not impact the borrowers’ incremental facilities; and (iii) permits certain transactions among the borrowers and Metales de Olympic, S. de R.L. de C.V., an indirect subsidiary of ours.  The ABL Credit Facility consists of a revolving credit line of $315 million and a $64 million term loan, with monthly principal payments.  At March 31, 2013, the term loan balance was $55.4 million.  Revolver borrowings are limited to the lesser of a borrowing base, comprised of eligible receivables and inventories, or $315 million in the aggregate.  The ABL Credit Facility matures on June 30, 2016.

The ABL Credit Facility requires us to comply with various covenants, the most significant of which include: (i) until maturity of the ABL Credit Facility, if any commitments or obligations are outstanding and our availability is less than the greater of $20 million, 12.5% of the aggregate amount of revolver commitments ($39.4 million at March 31, 2013), or 60% of the principal balance of the term loan then outstanding ($33.2 million at March 31, 2013), then we must maintain a ratio of EBITDA minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.10 to 1.00 for the most recent twelve fiscal month period; (ii) limitations on dividend payments; (iii) restrictions on additional indebtedness; and (iv) limitations on investments and joint ventures.  Effective with the March 16, 2012 amendment, we have the option to borrow under our revolver based on the agent’s base rate plus a premium ranging from 0.00% to 0.50% or the London Interbank Offered Rate (LIBOR) plus a premium ranging from 1.50% to 2.00%.  The interest rate under the term loan is based on the agent’s base rate plus a premium ranging from 0.25% to 0.75% or LIBOR plus a premium ranging from 1.75% to 2.25%.

As of March 31, 2013, $4.4 million of bank financing fees were included in “Prepaid expenses and other” and “Other long-term assets” on the accompanying Consolidated Balance Sheets.  The financing fees are being amortized over the remaining term of the credit facility.

As of March 31, 2013, we were in compliance with our covenants and had approximately $89 million of availability under the ABL Credit Facility.

As part of the 2011 CTI acquisition, we assumed approximately $5.9 million of Industrial Revenue Bond indebtedness issued through the Stanly County, North Carolina Industrial Revenue and Pollution Control Authority (IRB).  The bond matures in April 2018, with the option to provide principal payments annually on April 1st.  On April 1, 2013, we paid an optional principal payment of $785 thousand.  Interest is payable monthly, with a variable rate that resets weekly.   As a security for payment of the bonds, we obtained a direct pay letter of credit issued by JPMorgan Chase Bank, N.A.  The letter of credit reduces annually by the principal reduction amount.  The interest rate at March 31, 2013 was 0.22% for the IRB debt.

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

We review our financial reporting and disclosure practices and accounting practices quarterly to ensure they provide accurate and transparent information relative to the current economic and business environment.  For further information regarding the accounting policies that we believe to be critical accounting policies that affect our more significant judgments and estimates used in preparing our consolidated financial statements, see Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our principal raw materials are carbon, coated and stainless steel, and aluminum, pipe and tube, flat rolled sheet, coil and plate that we typically purchase from multiple primary metals producers.  The metals industry as a whole is cyclical and, at times, pricing and availability of metals can be volatile due to numerous factors beyond our control, including general domestic and international economic conditions, labor costs, sales levels, competition, levels of inventory held by other metals service centers, consolidation of metal producers, new global capacity by metals producers, higher raw material costs for the producers of metal, import duties and tariffs and currency exchange rates. This volatility can significantly affect the availability and cost of raw materials for us.

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

Rising metals prices result in higher working capital requirements for us and our customers.  Some customers may not have sufficient credit lines or liquidity to absorb significant increases in the price of metals.  While we have generally been successful in the past in passing on producers’ price increases and surcharges to our customers, there is no guarantee that we will be able to pass on price increases to our customers in the future.  Declining metals prices have generally adversely affected our net sales and net income, while increasing metals prices, have generally favorably affected our net sales and net income.

Approximately 9.0% of our consolidated net sales in the first three months of 2013 were directly related to automotive manufacturers or manufacturers of automotive components and parts.  Historically, due to the concentration of customers in the automotive industry, our gross profits on these sales have generally been less than our gross profits on sales to customers in other industries.

Inflation generally affects us by increasing the cost of employee wages and benefits, transportation services, processing equipment, energy and borrowings under our credit facility.  General inflation, excluding increases in the price of steel and increased distribution expense, has not had a material effect on our financial results during the past two years.

We are exposed to the impact of fluctuating metals prices and interest rate changes.  During 2013 and 2012, we entered into nickel swaps at the request of customers.  While these derivatives are intended to be effective in helping us manage risk, they have not been designated as hedging instruments.  For certain customers, we enter into contractual relationships that entitle us to pass-through the economic effect of trading positions that we take with other third parties on our customers’ behalf.    We are exposed to credit loss in the event of nonperformance by the other parties to the nickel swap.  However, we do not anticipate nonperformance by the counterparties.

Our primary interest rate risk exposure results from variable rate debt.  We have the option to enter into 30- to 180-day fixed base rate LIBOR loans under the ABL Credit Facility.  We assumed an interest rate swap agreement on the $5.9 million of CTI IRB.  The swap agreement matures in April 2018, and may be reduced annually by the amount of the optional principal payments on the IRB.  In June 2012, the Company entered into a forward starting fixed rate interest rate hedge commencing July 2013 in order to eliminate the variability of cash interest payments on approximately $53.3 million of the outstanding LIBOR-based borrowings under the ABL Credit Facility.  The hedge matures on June 1, 2016 and is reduced monthly by the principal payments on the term loan.  The fixed rate interest rate hedge is accounted for as a cash flow hedging instrument for accounting purposes.  The Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap and fixed interest rate hedge agreements.  However, the Company does not anticipate nonperformance by the counterparties.

Item 4.  Controls and Procedures

The evaluation required by Rule 13a-15 of the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q has been carried out under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer.  These disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in reports that are filed with or submitted to the SEC is: (i) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2013, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during the first quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.  OTHER INFORMATION

Items 1, 1A, 2, 3, 4 and 5 of this Part II are either inapplicable or are answered in the negative and are omitted pursuant to the instructions to Part II.

Item 6.  Exhibits

Exhibit	Description of Document	Reference

4.24
Second Amendment to Amended and Restated Loan and Security Agreement, dated as of March 22, 2013, by and among Olympic Steel, Inc. and certain subsidiaries thereof, the financial institutions from time to time party thereto, Bank of America, N.A., as administrative agent, and the other agents from time to time party thereto.
Filed herewith
12.1	Computation of Ratio of Earnings to Fixed Charges	Filed herewith
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLYMPIC STEEL, INC. (Registrant)
Date: May 3, 2013	By: /s/ Michael D. Siegal
Michael D. Siegal
Chairman of the Board and Chief Executive Officer

By: /s/ Richard T. Marabito
Richard T. Marabito
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description of Document	Reference

4.24
Second Amendment to Amended and Restated Loan and Security Agreement, dated as of March 22, 2013, by and among Olympic Steel, Inc. and certain subsidiaries thereof, the financial institutions from time to time party thereto, Bank of America, N.A., as administrative agent, and the other agents from time to time party thereto.
Filed herewith
12.1	Computation of Ratio of Earnings to Fixed Charges	Filed herewith
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document