Form 10-Q
period 2013-06-30
OLYMPIC STEEL INC
filed 2013-08-09
CIK 917470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

( X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer ( )	Accelerated filer (X)
Non-accelerated filer ( )	Smaller reporting company ( )
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined Rule 12b-2 of the Exchange Act). Yes ( ) No (X)

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 9, 2013
Common stock, without par value	10,951,017

Olympic Steel, Inc.

Index to Form 10-Q

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Olympic Steel, Inc.

Consolidated Balance Sheets

(in thousands)

	As of
	June 30, 2013	December 31, 2012
	(unaudited)	(audited)
Assets
Cash and cash equivalents	$3,798	$7,782
Accounts receivable, net	143,108	112,841
Inventories, net (includes LIFO debit of $2,307 as of June 30, 2013)	248,787	290,023
Prepaid expenses and other	9,049	11,731
Total current assets	404,742	422,377
Property and equipment, at cost	349,393	347,935
Accumulated depreciation	(159,993)	(151,608)
Net property and equipment	189,400	196,327
Goodwill	40,787	40,787
Intangible assets, net	34,979	35,424
Other long-term assets	13,022	11,079
Total assets	$682,930	$705,994

Liabilities
Current portion of long-term debt	$13,090	$15,282
Accounts payable	102,358	101,471
Accrued payroll	11,370	10,705
Other accrued liabilities	16,873	14,984
Total current liabilities	143,691	142,442
Credit facility revolver	150,020	177,575
Long-term debt	44,479	48,854
Other long-term liabilities	12,508	11,410
Deferred income taxes	33,812	35,856
Total liabilities	384,510	416,137

Shareholders' Equity
Preferred stock	-	-
Common stock	123,454	122,272
Accumulated other comprehensive loss	(448)	(579)
Retained earnings	175,414	168,164
Total shareholders' equity	298,420	289,857
Total liabilities and shareholders' equity	$682,930	$705,994

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Consolidated Statements of Comprehensive Income

(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)
Net sales	$330,804	$367,365	$668,868	$749,417
Costs and expenses
Cost of materials sold (excludes items shown seperately below)	261,854	295,878	528,008	602,556
Warehouse and processing	21,559	21,003	42,065	42,225
Administrative and general	18,170	17,508	36,319	35,882
Distribution	8,981	9,219	17,955	18,278
Selling	6,371	6,763	12,957	13,904
Occupancy	2,322	2,115	4,921	4,438
Depreciation	5,301	4,913	10,594	9,683
Amortization	222	222	444	444
Total costs and expenses	324,780	357,621	653,263	727,410
Operating income	6,024	9,744	15,605	22,007
Other income (loss), net	(41)	5	(17)	39
Income before interest and income taxes	5,983	9,749	15,588	22,046
Interest and other expense on debt	1,668	2,183	3,366	4,291
Income before income taxes	4,315	7,566	12,222	17,755
Income tax provision	1,790	3,040	4,533	6,999
Net income	$2,525	$4,526	$7,689	$10,756

Net loss on interest rate hedge, net of tax	(128)	(403)	(131)	(403)
Total comprehensive income	$2,397	$4,123	$7,558	$10,353

Earnings per share:
Net income per share - basic	$0.23	$0.41	$0.70	$0.98
Weighted average shares outstanding - basic	11,062	10,960	11,059	10,956
Net income per share - diluted	$0.23	$0.41	$0.69	$0.98
Weighted average shares outstanding - diluted	11,072	10,989	11,067	10,987

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Consolidated Statements of Cash Flows

For the Six Months Ended June 30,

(in thousands)

	2013	2012
	(unaudited)
Cash flows from (used for) operating activities:
Net income	$7,689	$10,756
Adjustments to reconcile net income to net cash from (used for) operating activities -
Depreciation and amortization	11,710	10,753
Loss on disposition of property and equipment	104	174
Stock-based compensation	971	1,436
Insurance recovery receivable	(1,787)	-
Other long-term assets	(2,611)	(2,032)
Other long-term liabilities	(816)	1,255
	15,260	22,342
Changes in working capital:
Accounts receivable	(28,481)	(36,274)
Inventories	41,236	(34,510)
Prepaid expenses and other	2,682	3,602
Accounts payable	979	8,628
Change in outstanding checks	(92)	3,629
Accrued payroll and other accrued liabilities	2,555	782
	18,879	(54,143)
Net cash from (used for) operating activities	34,139	(31,801)

Cash flows from (used for) investing activities:
Capital expenditures	(3,779)	(15,683)
Proceeds from disposition of property and equipment	8	2
Net cash used for investing activities	(3,771)	(15,681)

Cash flows from (used for) financing activities:
Credit facility revolver borrowings	207,012	303,470
Credit facility revolver repayments	(234,567)	(253,960)
Principal payments under capital lease obligations	(1,407)	(90)
Term loan repayments	(4,375)	(4,375)
Industrial revenue bond repayments	(785)	(755)
Credit facility fees and expenses	(3)	(1,203)
Proceeds from exercise of stock options (including tax benefits) and employee stock purchases	211	244
Dividends paid	(438)	(436)
Net cash from (used for) financing activities	(34,352)	42,895

Cash and cash equivalents:
Net change	(3,984)	(4,587)
Beginning balance	7,782	7,403
Ending balance	$3,798	$2,816

The accompanying notes are an integral part of these consolidated statements

Olympic Steel, Inc.

Supplemental Disclosures of Cash Flow Information

For the Six Months Ended June 30,

(in thousands)

	2013	2012
	(unaudited)

Interest paid	$2,775	$3,816
Income taxes paid	$2,223	$3,344

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Notes to Unaudited Consolidated Financial Statements

June 30, 2013

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

Commencing with the first quarter of 2013, corporate expenses are reported as a separate line item in the segment reporting. Corporate expenses include the unallocated expenses related to managing the entire Company (i.e. both segments), including payroll expenses for certain personnel, expenses related to being a publicly traded entity such as board of directors expenses, audit expenses, and various other professional fees. Prior to 2013, these expenses were included in the flat products segment’s operating results. In March 2013, the Company revised the presentation of corporate expenses with a conforming change to the prior period presentation to reflect the new reporting structure.

In March 2013, the Company revised the presentation of the Industrial Revenue Bond (IRB) indebtedness to current portion of long-term debt on its Consolidated Balance Sheets with a conforming change to the prior period presentation because the IRB is remarketed on an annual basis. The effect of this revision had no impact on total liabilities, but it revised the total current liabilities as of December 31, 2012 from $138.1 million to $142.4 million.

2.	Accounts Receivable:

Accounts receivable are presented net of allowances for doubtful accounts and unissued credits of $3.0 million and $2.8 million as of June 30, 2013 and December 31, 2012, respectively. The allowance for doubtful accounts is maintained at a level considered appropriate based on historical experience and specific customer collection issues that have been identified. Estimations are based upon a calculated percentage of accounts receivable, which remains fairly level from year to year, and judgments about the probable effects of economic conditions on certain customers, which can fluctuate significantly from year to year. The Company cannot guarantee that the rate of future credit losses will be similar to past experience. The Company considers all available information when assessing the adequacy of its allowance for doubtful accounts and unissued credits each quarter.

As of June 30, 2013, “Accounts receivable, net” on the Company’s Consolidated Balance Sheets includes $1.8 million of an insurance receivable related to recovery of a portion of incremental expenses incurred during the first six months of 2013 related to the failure of a shear on one of our major pieces of processing equipment, which was repaired and became operational in May 2013. We expect to receive payment from the insurance company by the end of the year.

3.	Inventories:

Inventories consisted of the following:

	Inventory as of
(in thousands)	June 30, 2013	December 31, 2012
Unprocessed	$186,367	$215,526
Processed and finished	62,420	74,497
Totals	$248,787	$290,023

The Company values certain of its tubular and pipe products inventory at the last-in, first-out (LIFO) method. At June 30, 2013 and December 31, 2012, approximately $44.9 million, or 18.1% of consolidated inventory, and $46.7 million, or 16.1% of consolidated inventory, respectively, was reported under the LIFO method of accounting. The cost of the remainder of the tubular and pipe products inventory is determined using a weighted average rolling first-in, first-out (FIFO) method.

In the first quarter of 2013, the Company made an out-of-period adjustment to record previously unrecognized LIFO income of $1.9 million, which resulted in an increase to after-tax income of $1.2 million.  The Company determined that this adjustment was not material to its current or prior period consolidated financial statements.

In the second quarter of 2013, the Company recorded $375 thousand of LIFO income as a result of the continued decline of metals pricing in 2013. The LIFO income increased the Company’s inventory balance and decreased its cost of materials sold.

If the FIFO method had been in use, inventories would have been $2.3 million lower than reported at June 30, 2013.

4.	Intangible Assets:

Intangible assets, net, consisted of the following as of June 30, 2013 and December 31, 2012:

	As of June 30, 2013
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net

Customer relationships - subject to amortization	$13,332	$(1,778)	$11,554
Trade name - not subject to amortization	23,425	-	23,425
	$36,757	$(1,778)	$34,979

	As of December 31, 2012
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net

Customer relationships - subject to amortization	$13,332	$(1,333)	$11,999
Trade name - not subject to amortization	23,425	-	23,425
	$36,757	$(1,333)	$35,424

The Company estimates that amortization expense for its intangible assets subject to amortization will be $889 thousand for the year ended December 31, 2013 and $889 thousand per year in each of the next five years.

5.	Debt:

The Company’s debt is comprised of the following components:

	As of
(in thousands)	June 30, 2013	December 31, 2012
Asset-based credit facility revolver due June 30, 2016	$150,020	$177,575
Term loan due June 30, 2016	53,229	57,604
Industrial revenue bond due April 1, 2018	4,340	5,125
Capital lease	-	1,407
Total debt	207,589	241,711
Less current amount	(13,090)	(15,282)
Total long-term debt	$194,499	$226,429

On March 16, 2012, the Company amended its existing asset-based credit facility (ABL Credit Facility). The amendment provided, among other things: (i) a reduction in the applicable margin for loans under the Company’s Loan and Security Agreement; (ii) additional revolving commitments to the borrowers in an aggregate principal amount of $50 million, which additional revolving commitments do not impact the borrowers’ incremental facilities; and (iii) permits certain transactions among the borrowers and Metales de Olympic, S. de R.L. de C.V., an indirect subsidiary of the Company. The amended ABL Credit Facility consists of a revolving credit line of $315 million and a $64 million term loan, with monthly principal payments. At June 30, 2013, the term loan balance was $53.2 million. Revolver borrowings are limited to the lesser of a borrowing base, comprised of eligible receivables and inventories, or $315 million in the aggregate. The ABL Credit Facility matures on June 30, 2016.

The ABL Credit Facility requires the Company to comply with various covenants, the most significant of which include: (i) until maturity of the ABL Credit Facility, if any commitments or obligations are outstanding and the Company’s availability is less than the greater of $20 million, 12.5% of the aggregate amount of revolver commitments ($39.4 million at June 30, 2013), or 60% of the principal balance of the term loan then outstanding ($31.9 million at June 30, 2013), then the Company must maintain a ratio of EBITDA minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.10 to 1.00 for the most recent twelve fiscal month period; (ii) limitations on dividend payments; (iii) restrictions on additional indebtedness; and (iv) limitations on investments and joint ventures. Effective with the March 16, 2012 amendment, the Company has the option to borrow under its revolver based on the agent’s base rate plus a premium ranging from 0.00% to 0.50% or the London Interbank Offered Rate (LIBOR) plus a premium ranging from 1.50% to 2.00%. The interest rate under the term loan is based on the agent’s base rate plus a premium ranging from 0.25% to 0.75% or LIBOR plus a premium ranging from 1.75% to 2.25%.

As of June 30, 2013, $4.0 million of bank financing fees were included in “Prepaid expenses and other” and “Other long-term assets” on the accompanying Consolidated Balance Sheets. The financing fees are being amortized over the remaining term of the credit facility.

As of June 30, 2013, the Company was in compliance with its covenants and had approximately $93 million of availability under the ABL Credit Facility.

As part of the Chicago Tube and Iron Company (CTI) acquisition on July 1, 2011, the Company assumed approximately $5.9 million of IRB indebtedness issued through the Stanly County, North Carolina Industrial Revenue and Pollution Control Authority. The bond matures in April 2018, with the option to provide principal payments annually on April 1st. The IRB bonds are remarketed annually and are included in “Current portion of long-term debt” on the accompanying Consolidated Balance Sheets. On April 1, 2013, the Company paid an optional principal payment of $785 thousand. Interest is payable monthly, with a variable rate that resets weekly. As a security for payment of the bonds, the Company obtained a direct pay letter of credit issued by JPMorgan Chase Bank, N.A. The letter of credit reduces annually by the principal reduction amount. The interest rate at June 30, 2013 was 0.17% for the IRB debt.

CTI entered into an interest rate swap agreement to reduce the impact of changes in interest rates on the above IRB. At June 30, 2013, the effect of the swap agreement on the bond was to fix the rate at 3.46%. The swap agreement matures in April 2018, and is reduced annually by the amount of the optional principal payments on the bond. The Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap agreement. However, the Company does not anticipate nonperformance by the counterparties.

6.	Derivative Instruments:

Nickel swaps

During 2013 and 2012, the Company entered into nickel swaps indexed to the London Metal Exchange (LME) price of nickel with third-party brokers. The nickel swaps are treated as derivatives for accounting purposes. The Company entered into them to mitigate its customers’ risk of volatility in the price of nickel. The outstanding nickel swaps have one to fifteen months remaining and are settled with the brokers at maturity. The economic benefit or loss arising from the changes in fair value of the swaps is contractually passed through to the customer. The primary risk associated with the nickel swaps is the ability of customers or third-party brokers to honor their agreements with the Company related to derivative instruments. If the customer or third-party brokers are unable to honor their agreements, the Company’s risk of loss is the fair value of the nickel swap.

In October 2011, MF Global UK Limited (MF Global UK), a United Kingdom based broker-dealer, was placed into the United Kingdom’s administration process (a process similar to bankruptcy proceedings in the United States) by the Financial Services Authority following the Chapter 11 bankruptcy filing of its U.S. parent, MF Global Holdings Ltd. The Company had used MF Global UK as one of its third-party brokers for nickel swaps. All of the Company’s open hedges with MF Global UK were closed effective November 1, 2011. As of June 30, 2013, the Company does not believe it has a material obligation to MF Global UK. Although bankruptcy and administration processes are uncertain and the results could change, the Company does not expect the outcome to be material to its financial statements.

While these derivatives are intended to help the Company manage risk, they have not been designated as hedging instruments. The periodic changes in fair value of the nickel and embedded customer derivative instruments are included in “Cost of materials sold” in the Consolidated Statements of Comprehensive Income. We recognize derivative positions with both the customer and the third party for the derivatives and we classify cash settlement amounts associated with them as part of “Cost of materials sold” in the Consolidated Statements of Comprehensive Income. The embedded customer derivatives are included in “Accounts receivable, net”, and the nickel swaps are included in “Other accrued liabilities” on the Consolidated Balance Sheets at June 30, 2013 and December 31, 2012.

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

Fixed rate interest rate hedge

In June 2012, the Company entered into a forward starting fixed rate interest rate hedge commencing June 2013 in order to eliminate the variability of cash interest payments on $53.2 million of the then outstanding LIBOR-based borrowings under the ABL Credit Facility. The hedge matures on June 1, 2016 and is reduced monthly by the principal payments on the term loan. The fixed rate interest rate hedge is accounted for as a cash flow hedging instrument for accounting purposes.

There was no net impact from the nickel swaps or embedded customer derivative agreements to the Company’s Consolidated Statements of Comprehensive Income for the three or six months ended June 30, 2013 and 2012. The table below shows the total impact to the Company’s Consolidated Statements of Comprehensive Income through net income of the derivatives for the three and six months ended June 30, 2013 and 2012.

	Net Gain (Loss) Recognized
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
(in thousands)
Interest rate swap (CTI)	$(71)	$(5)	$(113)	$(16)
Fixed interest rate swap (ABL)	(42)	-	(42)	-
Nickel swaps	938	(164)	1,015	(229)
Embedded customer derivatives	(938)	164	(1,015)	229
Net gain (loss)	(113)	(5)	(155)	(16)

7.	Fair Value of Financial Instruments:

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

During the six months ended June 30, 2013, there were no transfers of financial assets between Levels 1, 2 or 3 fair value measurements. There have been no changes in the methodologies used at June 30, 2013 since December 31, 2012. Following is a description of the valuation methodologies used for assets and liabilities measured at fair value as of June 30, 2013 and December 31, 2012:

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

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company:

	Value of Items Recorded at Fair Value As of June 30, 2013
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Embedded customer derivatives (Nickel swaps)	$-	$950	$-	$950
Total assets at fair value	$-	$950	$-	$950

Liabilities:
Nickel swaps	$-	$1,006	$-	$1,006
Interest rate swap (CTI)	-	332	-	332
Fixed interest rate swap (ABL)	-	728	-	728
Total liabilities at fair value	$-	$2,066	$-	$2,066

	Value of Items Not Recorded at Fair Value As of June 30, 2013
(in thousands)	Level 1	Level 2	Level 3	Total
Liabilities:
IRB	$4,340	$-	$-	$4,340
Term loan	-	53,229	-	53,229
Revolver	-	150,020	-	150,020
Total liabilities not recorded at fair value	$4,340	$203,249	$-	$207,589

The value of the items not recorded at fair value represent the carrying value of the liabilities.

	Value of Items Recorded at Fair Value As of December 31, 2012
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Embedded customer derivatives (Nickel swaps)	$-	$113	$-	$113
Total assets recorded at fair value	$-	$113	$-	$113

Liabilities:
Nickel swaps	$-	$168	$-	$168
Interest rate swap (CTI)	-	446	-	446
Fixed interest rate swap (ABL)	-	941	-	941
Total liabilities recorded at fair value	$-	$1,555	$-	$1,555

	Value of Items Not Recorded at Fair Value As of December 31, 2012
(in thousands)	Level 1	Level 2	Level 3	Total
Liabilities:
IRB	$5,125	$-	$-	$5,125
Term loan	-	57,604	-	57,604
Revolver	-	177,575	-	177,575
Total liabilities not recorded at fair value	$5,125	$235,179	$-	$240,304

The value of the items not recorded at fair value represent the carrying value of the liabilities.

8.	Equity Plans:

Stock Options

The following table summarizes stock option activity during the six months ended June 30, 2013:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2012	40,339	$21.79
Granted	-	-
Exercised	(1,667)	3.50
Canceled	-	-
Outstanding at June 30, 2013	38,672	$22.58	2.5	$251
Exercisable at June 30, 2013	38,672	$22.58	2.5	$251

There were 1,667 and 2,170 stock options exercised during the six months ended June 30, 2013 and 2012, respectively. The total intrinsic value of stock options exercised during the six months ended June 30, 2013 and 2012 was $28 thousand and $52 thousand, respectively. All options outstanding are vested as of June 30, 2013.

Restricted Stock Units and Performance Share Units

The Olympic Steel 2007 Omnibus Incentive Plan (Plan) was approved by the Company’s shareholders in 2007. The Plan authorizes the Company to grant stock options, stock appreciation rights, restricted shares, restricted share units, performance shares, and other stock and cash-based awards to employees and Directors of, and consultants to, the Company and its affiliates. Under the Plan, 500,000 shares of common stock are available for equity grants.

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

In 2011, the Compensation Committee for the Company’s Board of Directors approved changes to the Senior Management Compensation Program to include an equity component in order to encourage more ownership of common stock by the senior management. Beginning in 2011, the Senior Management Compensation Program imposed stock ownership requirements upon the participants. Each participant is required to own at least 750 shares of common stock for each year that the participant participates in the Senior Management Compensation Program. Any participant that fails to meet to the stock ownership requirements will be ineligible to receive any equity awards under the Company’s equity compensation plans, including the Plan, until the participant satisfies the ownership requirements. To assist participants in meeting the stock ownership requirements, on an annual basis, if a participant purchases 500 shares of common stock on the open market, the Company will award that participant 250 shares of common stock. During the six months ended June 30, 2013 and 2012 the Company matched 6,500 and 6,750 shares, respectively. Additionally, any participant who continues to comply with the stock ownership requirements as of the five-year, 10-year, 15-year, 20-year and 25-year anniversaries of the participant’s participation in the Senior Management Compensation Program will receive a restricted stock unit award with a dollar value of $25 thousand, $50 thousand, $75 thousand, $100 thousand and $100 thousand, respectively. Restricted stock unit awards will convert into the right to receive shares of common stock upon a participant’s retirement, or earlier upon the participant’s death or disability or upon a change in control of the Company.

Stock-based compensation expense recognized on RSUs for the three and six months ended June 30, 2013 and 2012, respectively, is summarized in the following table:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
(in thousands, except per share data)
RSU expense before taxes	$205	$272	$449	$552
RSU expense after taxes	$120	$163	$283	$335
Impact per basic share	$0.01	$0.01	$0.03	$0.03
Impact per diluted share	$0.01	$0.01	$0.03	$0.03

All pre-tax charges related to RSUs were included in the caption “Administrative and general” on the accompanying Consolidated Statements of Comprehensive Income.

The following table summarizes the activity related to RSUs for the three and six months ended June 30, 2013:

	Number of Shares	Weighted Average Granted Price	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2012	192,819	$26.22
Granted	37,341	21.33
Converted into shares	-	-
Forfeited	-	-
Outstanding at June 30, 2013	230,160	$25.43	$251
Vested at June 30, 2013	168,808	$26.07	$196

No RSUs were converted into shares during the six months ended June 30, 2013. During the six months ended June 30, 2012, 375 RSU’s were converted into shares.

9.	Capital Lease:

On April 1, 2013, the Company purchased a facility in Streetsboro, Ohio for $1.4 million that was previously financed under a capital lease agreement. The capital lease obligation of $1.4 million was included in “Current portion of long-term debt” on the accompanying Consolidated Balance Sheets as of December 31, 2012.

10.	Income Taxes:

For the three months ended June 30, 2013, the Company recorded an income tax provision of $1.8 million, or 41.5%, compared to $3.0 million, or 40.2%, for the three months ended June 30, 2012.

For the six months ended June 30, 2013, the Company recorded an income tax provision of $4.5 million, or 37.1%, compared to $7.0 million, or 39.4%, for the six months ended June 30, 2012. The lower effective tax rate for the six months ended June 30, 2013 is primarily a result of the tax law changes that went into effect January 1, 2013 extending certain tax credits.

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

11.	Shares Outstanding and Earnings Per Share:

Earnings per share have been calculated based on the weighted average number of shares outstanding as set forth below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
(in thousands, except per share data)
Weighted average basic shares outstanding	11,062	10,960	11,059	10,956
Assumed exercise of stock options and issuance of stock awards	10	29	8	31
Weighted average diluted shares outstanding	11,072	10,989	11,067	10,987

Net income	$2,525	$4,526	$7,689	$10,756

Basic earnings per share	$0.23	$0.41	$0.70	$0.98
Diluted earnings per share	$0.23	$0.41	$0.69	$0.98

Anti-dilutive securities outstanding	199	178	199	178

12.	Segment Information:

The Company follows the accounting guidance that requires the utilization of a “management approach” to define and report the financial results of operating segments. The management approach defines operating segments along the lines used by the Company’s chief operating decision maker (CODM) to assess performance and make operating and resource allocation decisions. Our CODM evaluates performance and allocates resources based primarily on operating income (loss). Our operating segments are based internal management reporting.

The Company operates in two reportable segments: flat products and tubular and pipe products. Through its flat products segment, the Company sells and distributes large volumes of processed carbon, coated, aluminum and stainless flat-rolled sheet, coil and plate products. Through its tubular and pipe products segment, the Company distributes metal tubing, pipe, bar, valve and fittings and fabricates pressure parts supplied to various industrial markets.

Commencing with the first quarter of 2013, corporate expenses are reported as a separate line item in the segment reporting. Corporate expenses include the unallocated expenses related to managing the entire Company (i.e. both segments), including payroll expenses for certain personnel, expenses related to being a publicly traded entity such as board of directors expenses, audit expenses, and various other professional fees. Prior to 2013, these expenses were included in the flat products segment’s operating results. The 2012 financial information below has been revised to reflect the new reporting structure.

The following table provides financial information by segment and reconciles the Company’s operating income by segment to the consolidated income before income taxes for the three and six months ended June 30, 2013 and 2012.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2013	2012	2013	2012
Net sales
Flat products	$267,444	$307,887	$543,192	$624,516
Tubular and pipe products	63,360	59,478	125,676	124,901
Total net sales	$330,804	$367,365	$668,868	$749,417

Depreciation and amortization
Flat products	$4,243	$3,952	$8,485	$7,822
Tubular and pipe products	1,280	1,183	2,553	2,305
Total depreciation and amortization	$5,523	$5,135	$11,038	$10,127

Operating income
Flat products	$4,999	$7,273	$9,804	$15,067
Tubular and pipe products	3,009	4,445	9,769	10,889
Corporate expenses	(1,984)	(1,974)	(3,968)	(3,949)
Total operating income	$6,024	$9,744	$15,605	$22,007

Other income (loss), net	(41)	5	(17)	39

Income before interest and income taxes	5,983	9,749	15,588	22,046

Interest and other expense on debt	1,668	2,183	3,366	4,291

Income before income taxes	$4,315	$7,566	$12,222	$17,755

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2013	2012	2013	2012
Capital expenditures
Flat products	$717	$5,286	$1,396	$10,732
Tubular and pipe products	1,348	2,428	2,383	4,951
Total capital expenditures	$2,065	$7,714	$3,779	$15,683

	As of
(in thousands)	June 30, 2013	December 31, 2012
Goodwill
Flat products	$500	$500
Tubular and pipe products	40,287	40,287
Total goodwill	$40,787	$40,787

Assets
Flat products	$459,240	$480,487
Tubular and pipe products	223,690	225,507
Total assets	$682,930	$705,994

There were no material intercompany revenue transactions between the flat products and tubular and pipe products segments.

The Company sells certain products internationally, primarily in North, Central and South America. International sales are immaterial to the consolidated financial results and to the individual segments’ results.

13.	Recently Issued Accounting Updates:

There were no accounting updates issued in the second quarter of 2013 that would have an impact on the Company’s financial statements.

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

Forward-Looking Information

This Quarterly Report on Form 10-Q and other documents we file with the SEC contain various forward-looking statements that are based on current expectations, estimates, forecasts and projections about our future performance, business, our beliefs and management’s assumptions. In addition, we, or others on our behalf, may make forward-looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, conferences, webcasts, phone calls and conference calls. Words such as “may,” “will,” “anticipate,” “should,” “intend,” “expect,” “believe,” “estimate,” “project,” “plan,” “potential,” and “continue,” as well as the negative of these terms or similar expressions, are intended to identify forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those implied by such statements including, but not limited to:

●	general and global business, economic, financial and political conditions, including the ongoing effects of the global economic recovery;
●	access to capital and global credit markets;
●	competitive factors such as the availability and pricing of metals, industry shipping and inventory levels and rapid fluctuations in customer demand and metals pricing;
●	cyclicality and volatility within the metals industry;
●	the ability of our customers (especially those that may be highly leveraged, and those with inadequate liquidity) to maintain their credit availability;
●	the ability to successfully integrate our new locations into our operations and achieve expected results;
●	events or circumstances that could adversely impact the successful operation of our processing equipment and operations;
●	the ability to comply with the terms of our asset-based credit facility and to make the required term loan payments;
●	the ability of our customers and third parties to honor their agreements related to derivative instruments, including the outcome of the MF Global UK Limited administration process;
●	customer, supplier and competitor consolidation, bankruptcy or insolvency;
●	reduced production schedules, layoffs or work stoppages by our own or our suppliers’ or customers’ personnel;
●	the success of union contract renewals;
●	the availability and costs of transportation and logistical services;
●	the amounts, successes and our ability to continue our capital investments and strategic growth initiatives and our business information system implementations;
●

the successes of our strategic efforts and initiatives to increase sales volumes, maintain or improve working capital turnover and free cash flows, improve inventory turnover; improve our customer service, and achieve cost savings;

●	the timing and outcome of inventory lower of cost or market adjustments;
●

the inflation or deflation existing within the metals industry, as well as our product mix and inventory levels on hand, which can impact our cost of materials sold as a result of the fluctuations in the last-in, first-out, or LIFO, inventory reserve;

●	the adequacy of our existing information technology and business system software;
●	our ability to pay regular quarterly cash dividends and the amounts and timing of any future dividends;
●	our ability to generate free cash flow through operations and decreased future capital expenditures, reduce inventory and repay debt within anticipated time frames;
●	events or circumstances that could impair or adversely impact the carrying value of any of our assets;
●	risks and uncertainties associated with intangible assets, including potential impairment charges;
●	the enacted federal healthcare legislation’s impact on the healthcare benefits required to be provided by us and the impact of such legislation on our compensation and administrative costs;
●

unanticipated developments that could occur with respect to contingencies such as litigation and environmental matters, including any developments that would require any increase in our costs for such contingencies; and

●	those risks set forth in Item 1A (Risk Factors), as found in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Overview

We are a leading metals service center that operates in two reportable segments; flat products and tubular and pipe products. We provide metals processing and distribution services for a wide range of customers. Our primary flat products focus is on the direct sale and distribution of large volumes of processed carbon, coated, aluminum and stainless flat-rolled sheet, coil and plate products. Commencing with the July 1, 2011 acquisition of Chicago Tube and Iron Company, or CTI, we distribute metal tubing, pipe, bar, valves and fittings and fabricate pressure parts supplied to various industrial markets. Products that require more value-added processing generally have a higher gross profit. In addition, tubular and pipe products segment gross margins are generally higher than our traditional flat products segment gross margins. Accordingly, our overall gross profit is affected by, among other things, product mix, the amount of processing performed, the demand for and availability of metals, and volatility in selling prices and material purchase costs. We also perform toll processing of customer-owned metals. We sell certain products internationally, primarily in North, Central and South America. International sales are immaterial to our consolidated financial results and to the individual segments’ results.

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

At June 30, 2013, we employed approximately 1,800 people. Approximately 330 of the hourly plant personnel at our Milan, Illinois; Duluth, Minnesota; Locust, North Carolina; Romeoville, Illinois; Minneapolis, Minnesota; Indianapolis, Indiana; Detroit, Michigan; Kansas City, Missouri; and St. Paul, Minnesota facilities are represented by ten separate collective bargaining units. The table below shows the expiration dates of the collective bargaining agreements.

Facility	Expiration date
Duluth, Minnesota	December 21, 2014
Locust, North Carolina	March 4, 2015
Romeoville, Illinois	May 31, 2015
Minneapolis coil, Minnesota	September 30, 2015
Indianapolis, Indiana	January 29, 2016
Minneapolis plate, Minnesota	March 31, 2017
Detroit, Michigan	August 31, 2017
Kansas City, Missouri	November 18, 2017
St. Paul, Minnesota	May 25, 2018
Milan, Illinois	August 12, 2018

We have never experienced a work stoppage and we believe that our relationship with employees is good. However, any prolonged work stoppages by our personnel represented by collective bargaining units could have a material adverse impact on our business, financial condition, results of operations and cash flows.

Reportable Segments

We operate in two reportable segments; flat products and tubular and pipe products. We follow the accounting guidance that requires the utilization of a “management approach” to define and report the financial results of operating segments. The management approach defines operating segments along the lines used by the our chief operating decision maker, or CODM, to assess performance and make operating and resource allocation decisions. Our CODM evaluates performance and allocates resources based primarily on operating income (loss). Our operating segments are based on internal management reporting.

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

Results of Operations

Consolidated Operations

The following table presents consolidated operating results for the three and six months ended June 30, 2013 and 2012 (dollars are shown in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2013		2012		2013		2012
	$	% of net sales	$	% of net sales	$	% of net sales	$	% of net sales
Net sales	$330,804	100.0	$367,365	100.0	$668,868	100.0	$749,417	100.0
Cost of materials sold (a)	261,854	79.2	295,878	80.5	528,008	78.9	602,556	80.4
Gross profit (b)	68,950	20.8	71,487	19.5	140,860	21.1	146,861	19.6
Operating expenses (c)	62,926	19.0	61,743	16.8	125,255	18.7	124,854	16.7
Operating income	6,024	1.8	9,744	2.7	15,605	2.3	22,007	2.9
Other income (loss), net	(41)	(0.0)	5	0.0	(17)	(0.0)	39	0.0
Interest and other expense on debt	1,668	0.5	2,183	0.6	3,366	0.5	4,291	0.6
Income before income taxes	4,315	1.3	7,566	2.1	12,222	1.8	17,755	2.4
Income taxes	1,790	0.5	3,040	0.8	4,533	0.7	6,999	0.9
Net income	$2,525	0.8	$4,526	1.2	$7,689	1.1	$10,756	1.4

(a)

Includes $375 thousand of LIFO income for the three months ended June 30, 2013 and $2.3 million of LIFO income for the six months ended June 30, 2013 (inclusive of a $1.9 million out of period LIFO adjustment recorded in the first quarter of 2013).

(b)	Gross profit is calculated as net sales less the cost of materials sold.

(c)	Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Net sales decreased 10.0% to $330.8 million in the second quarter of 2013 from $367.4 million in the second quarter of 2012. Flat products net sales were 80.8% of total net sales in the second quarter of 2013 compared to 83.8% of total net sales in the second quarter of 2012. Tubular and pipe products net sales were 19.2% of total net sales in the second quarter of 2013 compared to 16.2% of total net sales in the second quarter of 2012. The decrease in net sales was due to a 6.5% decline in consolidated sales volume as well as a 3.7% decline in consolidated selling prices during the second quarter of 2013 compared to the second quarter of 2012.

Net sales decreased 10.7% to $668.9 million in the first six months of 2013 from $749.4 million in the first six months of 2012. Flat products net sales were 81.2% of total net sales in the first six months of 2013 compared to 83.3% of total net sales in the first six months of 2012. Tubular and pipe products net sales were 18.8% of total net sales in the first six months of 2013 compared to 16.7% of total net sales in the first six months of 2012. The decrease in net sales was due to a 6.1% decline in consolidated sales volume as well as a 4.9% decline in consolidated selling prices during the first six months of 2013 compared to the first six months of 2012.

Cost of materials sold decreased 11.5% to $261.9 million in the second quarter of 2013 from $295.9 million in the second quarter of 2012. The decrease in the cost of materials sold was due to the decline in consolidated sales volume and lower metals pricing in the second quarter of 2013 compared to the second quarter of 2012 as well as the impact of LIFO income recorded in the second quarter of 2013, which resulted in a decrease to cost of materials sold of $375 thousand.

Cost of materials sold decreased 12.4% to $528.0 million in the first six months of 2013 from $602.6 million in the first six months of 2012. The decrease in cost of materials sold was due to the consolidated decline in sales volume and lower metals pricing in the first six months of 2013 compared to the first six months of 2012 as well as the impact of LIFO income recorded in the first six months of 2013. In the first quarter of 2013, we made an out-of-period adjustment to record previously unrecognized LIFO income, which resulted in a decrease to cost of materials sold of $1.9 million. The total impact of LIFO income for the first six months of 2013 was $2.3 million.

As a percentage of net sales, gross profit (as defined in footnote (b) in the table above) increased to 20.8% in the second quarter of 2013 compared to 19.5% in the second quarter of 2012. As a percentage of net sales, gross profit increased to 21.1% in the first six months of 2013 compared to 19.6% in the first six months of 2012. As a percentage of net sales, the impact of LIFO income in 2013 increased first half gross profit by 0.3% of sales. The increase in gross profit for the three and six months ended June 30, 2013 was primarily due to the cost of materials sold decreasing more than selling prices, as well as the impact of LIFO income. We expect our gross profit in the third quarter of 2013 to be consistent with the second quarter of 2013, excluding LIFO income.

Operating expenses in the second quarter of 2013 increased $1.2 million, or 1.9%, to $62.9 million from $61.7 million in the second quarter of 2012. As a percentage of net sales, operating expenses increased to 19.0% for the second quarter of 2013 from 16.8% in the comparable 2012 period. Operating expenses in the flat products segment decreased $2.1 million due to lower variable expenses, such as warehouse and processing, distribution and selling expenses, as a result of lower sales volume and net sales. Operating expenses in the tubular and pipe products segment increased $3.3 million due to increased variable expenses, such as warehouse and processing, distribution and selling expenses, as a result of increased sales volume and sales.

Operating expenses in the first six months of 2013 increased $0.4 million, or 0.3%, to $125.3 million from $124.9 million in the first six months of 2012. As a percentage of net sales, operating expenses increased to 18.7% for the first six months of 2013 from 16.7% in the comparable 2012 period. Operating expenses in the flat products segment decreased $3.2 million and operating expenses in the tubular and pipe products segment increased $3.5 million. Variable operating expenses, such as warehouse and processing, distribution and selling expenses, decreased as a result of lower sales volume and net sales. Depreciation and occupancy expenses increased as a result of the recent investments in new facilities. During the second quarter of 2013, we initiated cost reduction initiatives, including headcount reductions and restrictions on temporary labor and overtime as well as heightened control over all discretionary spending, to reduce our operating expenses as a result of the decreased sales volumes and operating income. The impact of the cost reduction efforts is expected to decrease our operating expenses by over $4 million on an annualized basis, and the efforts will reduce our operating expenses commencing in the third quarter of 2013 and continue through the remainder of the year.

During the first quarter of 2013, we experienced a failure of a shear on one of our major pieces of processing equipment in the flat products segment which was repaired and became fully operational in May 2013. The incremental expense of approximately $1.0 million during the second quarter of 2013 and $2.0 million for the six months ended June 30, 2013 related to the shear failure has been recorded in the “Cost of materials sold” and “Warehouse and processing” captions in our Consolidated Statements of Comprehensive Income, and a $1.8 million related insurance recovery receivable has been recorded to the same captions in our Consolidated Statements of Comprehensive Income and is included in “Accounts receivable, net” on our Consolidated Balance Sheets as of June 30, 2013. We do not expect to incur any additional expenses during the remainder of 2013 related to the failure of the shear. We expect the expenses to be recoverable under our insurance policy and expect to receive payment from the insurance company by the end of the year.

Commencing with the first quarter of 2013, corporate expenses are now reported as a separate line item in the segment reporting and is disclosed separately to reconcile segment operating income to consolidated operating income on the Consolidated Statements of Comprehensive Income. Corporate expenses include the unallocated expenses related to managing the entire Company (i.e. both segments), including payroll expenses for certain personnel, expenses related to being a publicly traded entity such as board of directors expenses, audit expenses, and various other professional fees. Prior to 2013 these expenses were included in the flat products segment’s operating results. Corporate expenses totaled $2.0 million for three months ended June 30, 2013 and June 30, 2012. Corporate expenses totaled $4.0 million and $3.9 million for the six months ended June 30, 2013 and June 30, 2012, respectively.

Interest and other expense on debt totaled $1.7 million, or 0.5% of net sales, for the three months ended June 30, 2013 compared to $2.2 million, or 0.6% of net sales, for the three months ended June 30, 2012. Interest and other expense on debt totaled $3.4 million, or 0.5% of net sales, for the six months ended June 30, 2013 compared to $4.3 million, or 0.6% of net sales, for the six months ended June 30, 2012. Our effective borrowing rate, exclusive of deferred financing fees and commitment fees, was 2.2% for the first six months of 2013 compared to 2.9% for the first six months of 2012. The decrease in interest and other expense on debt in 2013 was primarily due to lower average borrowings and the lower effective borrowing rate.

For the second quarter of 2013, income before income taxes totaled $4.3 million compared to $7.6 million in the second quarter of 2012. For the second quarter of 2013, income before income taxes included LIFO income of 375 thousand. For the six months ended June 30, 2012, income before income taxes totaled $12.2 million compared to $17.8 million for the six months ended June 30, 2013. The six months ended June 30, 2013 included LIFO income of $2.3 million, inclusive of an out-of-period LIFO income adjustment of $1.9 million.

An income tax provision of 41.5% was recorded for the second quarter of 2013, compared to 40.2% for the second quarter of 2012. The higher effective tax rate for the second quarter of 2013 was primarily a result of the impact of permanent non-deductible tax items applied to a lower pre-tax income level. An income tax provision of 37.1% was recorded for the six months ended June 30, 2013, compared to 39.4% for the six months ended June 30, 2012. The lower effective tax rate for the six months ended June 30, 2013 was a result of the tax law changes that went into effect January 1, 2013 extending certain tax credits. Our tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment. We expect our effective tax rate to increase during the remainder of the year, and approximate 37% to 39% on an annual basis in 2013.

Net income for the second quarter of 2013 totaled $2.5 million or $0.23 per basic and diluted share, compared to $4.5 million or $0.41 per basic and diluted share for the second quarter of 2012. For the second quarter of 2013, the impact of LIFO income increased earnings per share by $0.02 per basic and diluted share. Net income for the six months ended June 30, 2013 totaled $7.7 million or $0.70 per basic share and $0.69 per diluted share, compared to $10.8 million or $0.98 per basic and diluted share for the comparable period in 2012. For the six months ended June 30, 2013, the impact of LIFO income increased earnings per share by $0.13 per basic and diluted shares, inclusive of the out-of-period LIFO income adjustment which increased earnings per share by $0.11 per basic and diluted share.

Segment Operations

Flat products

The following table presents selected operating results for our flat products segment for the three and six months ended June 30, 2013 and 2012 (dollars are shown in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2013		2012		2013		2012
		% of net sales		% of net sales		% of net sales		% of net sales
Direct tons sold	262,628		280,149		532,043		573,687
Toll tons sold	18,647		22,205		40,832		39,844
Total tons sold	281,275		302,354		572,875		613,531

Net sales	$267,444	100.0	$307,887	100.0	$543,192	100.0	$624,516	100.0
Average selling price per ton	951		1,018		948		1,018
Cost of materials sold	216,713	81.0	252,771	82.1	441,664	81.3	514,568	82.4
Gross profit (a)	50,731	19.0	55,116	17.9	101,528	18.7	109,948	17.6
Operating expenses (b)	45,732	17.1	47,843	15.5	91,724	16.9	94,881	15.2
Operating income	$4,999	1.9	$7,273	2.4	$9,804	1.8	$15,067	2.4

(a)	Gross profit is calculated as net sales less the cost of materials sold.

(b)	Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Tons sold by our flat products segment decreased 7.0% to 281 thousand in the second quarter of 2013 from 302 thousand in the second quarter of 2012. Tons sold by our flat products segment decreased 6.6% to 573 thousand in the six months ended June 30, 2013 from 614 thousand in the six months ended June 30, 2012. The decreases in tons sold were due to decreased customer demand as evidenced by lower industry-wide shipments in the three and six months ended June 30, 2013 compared to the three and six months ended June 30, 2012.

Toll tons sold decreased 16.0% to 19 thousand in the second quarter of 2013 from 22 thousand in the second quarter of 2012. Toll tons sold increased 2.5% to 41 thousand in the six months ended June 30, 2013 from 40 thousand in the six months ended June 30, 2012. Toll tons sold in the second quarter of 2013 was lower than the second quarter of 2012 as the second quarter of 2012 included one-time additional toll business for one of our existing customers while its processing equipment was under repair.

Net sales in our flat products segment decreased 13.1% to $267.4 million in the second quarter of 2013 from $307.9 million in the second quarter of 2012. Net sales decreased 13.0% to $543.2 million in the six months ended June 30, 2013 from $624.5 million in the six months ended June 30, 2012. The decrease in sales was due to a 6.6% decline in sales volume as well as a 6.9% decline in metals average sell prices during the six months ended June 30, 2013 compared to the six months ended June 30, 2012. Average selling prices in the second quarter of 2013 were $951 per ton, compared with $1,018 per ton in the second quarter of 2012, and $946 per ton in the first quarter of 2013.

Cost of materials sold decreased 14.3% to $216.7 million in the second quarter of 2013 from $252.8 million in the second quarter of 2012. Cost of materials sold decreased 14.2% to $441.7 million in the six months ended June 30, 2013 from $514.6 million in the six months ended June 30, 2012. The decrease in cost of materials sold was due to a decline in sales volume as well as a decline in metals market pricing during the three and six months ended June 30, 2013 compared to the comparable period in 2012.

As a percentage of net sales, gross profit (as defined in footnote (a) in the table above) totaled 19.0% in the second quarter of 2013 compared to 17.9% in the second quarter of 2012. As a percentage of net sales, gross profit (as defined in footnote (a) in the table above) totaled 18.7% in the six months ended June 30, 2013 compared to 17.6% in the six months ended June 30, 2012. The increase in gross profit percentage for the three and six months ended June 30, 2013 was primarily due to the cost of materials sold decreasing more than selling prices. The average gross margin per ton has stayed relatively flat between the three and six months ended June 30, 2013 and June 30, 2012.

Operating expenses in the second quarter of 2013 decreased $2.1 million, or 4.4%, to $45.7 million from $47.8 million in the second quarter of 2012. As a percentage of net sales, operating expenses increased to 17.1% for the three months ended June 30, 2013 from 15.5% for the three months ended June 30, 2012. Operating expenses in the six months ended June 30, 2013 decreased $3.2 million, or 3.3%, to $91.7 million from $94.9 million in the six months ended June 30, 2012. As a percentage of net sales, operating expenses increased to 16.9% for the six months ended June 30, 2013 from 15.2% for the six months ended June 30, 2012. Variable operating expenses, such as distribution, warehouse and processing, and selling expenses, decreased as a result of lower sales volume, net sales and gross margins. Depreciation and occupancy expenses increased as a result of the recent investments in new facilities. During the second quarter of 2013 we initiated cost reduction initiatives to reduce our operating expenses as a result of the decreased sales volumes and operating income. The impact of the cost reduction efforts is expected to decrease our operating expenses during the remainder of the year.

During the first quarter of 2013, we experienced a failure of a shear on one of our major pieces of processing equipment in the flat products segment, which was repaired and became fully operational in May 2013. The incremental expense of approximately $1.0 million during the second quarter of 2013 and $2.0 million for the six months ended June 30, 2013 related to the shear failure has been recorded in the “Cost of materials sold” and “Warehouse and processing” captions in our Consolidated Statements of Comprehensive Income, and a $1.8 million related insurance recovery receivable has been recorded to the same captions in our Consolidated Statements of Comprehensive Income and is included in “Accounts receivable, net” on our Consolidated Balance Sheets as of June 30, 2013. We do not expect to incur any additional expenses during the remainder of 2013 related to the failure of the shear. We expect the expenses to be recoverable under our insurance policy and expect to receive payment from the insurance company by the end of the year.

Operating income for the second quarter of 2013 totaled $5.0 million, or 1.9% of net sales, compared to $7.3 million, or 2.3% of net sales, in the comparable 2012 period. Operating income for the six months ended June 30, 2013 totaled $9.8 million, or 1.8% of net sales, compared to $15.1 million, or 2.3% of net sales, in the comparable 2012 period.

Tubular and pipe products

The following table presents selected operating results for our tubular and pipe products segment for the three and six months ended June 30, 2013 and 2012 (dollars are shown in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2013		2012		2013		2012
		% of net sales		% of net sales		% of net sales		% of net sales
Net sales	$63,360	100.0	$59,478	100.0	$125,676	100.0	$124,901	100.0
Cost of materials sold (a)	45,141	71.2	43,107	72.5	86,344	68.7	87,988	70.4
Gross profit (b)	18,219	28.8	16,371	27.5	39,332	31.3	36,913	29.6
Operating expenses (c)	15,210	24.0	11,926	20.1	29,563	23.5	26,024	20.8
Operating income	$3,009	4.8	$4,445	7.6	$9,769	7.9	$10,889	8.8

(a)

Includes $375 thousand of LIFO income for the three months ended June 30, 2013 and $2.3 million of LIFO income for the six months ended June 30, 2013 (inclusive of a $1.9 million out of period LIFO adjustment recorded in the first quarter of 2013).

(b)	Gross profit is calculated as net sales less the cost of materials sold.
(c)	Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Net sales increased $3.9 million, or 6.5%, to $63.4 million in the second quarter of 2013 from $59.5 million in the second quarter of 2012. The increase in net sales during the second quarter of 2013 was a result of increased value added sales during the quarter. Net sales increased $775 thousand, or 0.6%, to $125.7 million in the six months ended June 30, 2013 from $124.9 million in the six months ended June 30, 2012. The increase in net sales during the six months ended June 30, 2013 was a result of increased value added sales during the six months ended June 30, 2013, compared to the six months ended June 30, 2012, offset by a decline in the average selling price.

Cost of materials sold increased 4.7% to $45.1 million in the second quarter of 2013 from $43.1 million in the second quarter of 2012. The increase in cost of materials sold during the second quarter of 2013 is a result of the increased sales during the quarter. During the second quarter of 2013, we recorded $375 thousand of LIFO income, which decreased cost of materials sold. The adjustment was a result of the continued declining prices for metals. Cost of materials sold decreased 1.9% to $86.3 million in the six months ended June 30, 2013 from $88.0 million in the six months ended June 30, 2012. In the first quarter of 2013, we made an out-of-period adjustment to record previously unrecognized LIFO income, which resulted in a decrease to cost of materials sold of $1.9 million. Total LIFO income recorded in the first six months of 2013 was $2.3 million.

As a percentage of net sales, gross profit (as defined in footnote (b) in the table above) totaled 28.8% in the second quarter of 2013 compared to 27.5% in the second quarter of 2012. As a percentage of net sales, gross profit (as defined in footnote (b) in the table above) totaled 31.3% in the six months ended June 30, 2013 compared to 29.6% in the six months ended June 30, 2012. As a percentage of net sales, the out-of-period LIFO income adjustment in 2013 increased gross profit by 1.5%.

Operating expenses in the second quarter of 2013 increased $3.3 million, or 27.5%, to $15.2 million from $11.9 million in the second quarter of 2012. Operating expenses were 24.0% of net sales in the second quarter of 2013 compared to 20.1% in the second quarter of 2012. Variable operating expenses such as warehouse and processing, distribution and selling expenses increased as a result of increased sales and depreciation expense increased as a result of recent investments in processing equipment. Operating expenses in the six months ended June 30, 2013 increased $3.5 million, or 13.6%, to $29.6 million from $26.0 million in the six months ended June 30, 2012. Operating expenses were 23.5% of net sales in the six months ended June 30, 2013 compared to 20.8% in the six months ended June 30, 2012. Variable operating expenses such as warehouse and processing, distribution and selling expenses increased as a result of increased sales. Administrative and general costs increased due to increased employee benefit costs and depreciation expense increased as a result of recent investments in processing equipment. During the second quarter of 2013, we initiated cost reduction initiatives, including headcount reductions, elimination of temporary employees and freight consolidation in an effort to reduce our operating expenses as a result of the decreased sales volumes. The impact of the cost reduction efforts is expected to decrease our operating expenses during the remainder of the year.

Operating income for the second quarter 2013 totaled $3.0 million, or 4.8% of net sales, compared to $4.4 million, or 7.6% of net sales, for the second quarter of 2012. Operating income for the second quarter of 2013 included the impact of LIFO income of $375 thousand. Operating income for the six months ended June 30, 2013 totaled $9.8 million, or 7.9% of net sales, compared to $10.9 million, or 8.8% of net sales, for the six months ended June 30, 2012. Operating income for the six months ended June 30, 2013 included the impact of LIFO income of $2.3 million, inclusive of the $1.9 million out-of-period LIFO income adjustment recorded in the first quarter of 2013.

Corporate expenses

Commencing with the first quarter of 2013, corporate expenses are reported as a separate line item in the segment reporting and are disclosed separately to reconcile segment operating income to consolidated operating income on the Consolidated Statements of Comprehensive Income. Corporate expenses include the unallocated expenses related to managing the entire Company, (i.e. both segments) including payroll expenses for certain personnel, expenses related to being a publicly traded entity such as board of directors expenses, audit expenses, and various other professional fees. Prior to 2013, these expenses were included in the flat products segment’s operating results. The Corporate expenses for the three months ended June 30, 2013 and 2012 totaled $2.0 million. The Corporate expenses for the six months ended June 30, 2013 totaled $4.0 million compared to $3.9 million for the six months ended June 30, 2012. The Corporate expenses have been removed from the 2012 financial data in the tables above.

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

Operating Activities

For the six months ended June 30, 2013, we generated $34.1 million of net cash from operations, of which $15.2 million was generated from operating activities and $18.9 million was generated from working capital. For the six months ended June 30, 2012, we used $31.8 million of net cash from operations, of which $22.3 million was generated from operating activities and $54.1 million was used for working capital.

Net cash from operating activities totaled $15.2 million during the six months ended June 30, 2013 and was generated from net income of $7.7 million and depreciation and amortization of $11.7 million, offset primarily by the insurance recovery receivable of $1.8 million and changes in long-term assets and liabilities of $3.4 million. Net cash from operating activities totaled $22.3 million during the six months ended June 30, 2012 and was primarily generated from net income of $10.8 million, and depreciation and amortization of $10.8 million.

Working capital at June 30, 2013 totaled $261.1 million, an $18.9 million decrease from December 31, 2012. The decrease was primarily attributable to a $28.5 million increase in accounts receivable (resulting from higher sales during the second quarter of 2013 compared to the fourth quarter of 2012), offset by a $41.2 million decrease in inventories (resulting from improved inventory turnover), and a $2.7 million increase in prepaid expenses and other, and a $2.6 million increase in accrued payroll and other accrued liabilities.

Investing Activities

Net cash used for investing activities was $3.8 million during the six months ended June 30, 2013 compared to $15.7 million during the six months ended June 30, 2012. The 2013 capital expenditures were attributable to additional processing equipment at our existing facilities. In 2013, we plan for our annual capital spending to decrease from 2012 levels and to be less than our annual depreciation expense (approximately $20 million).

Financing Activities

During the six months ended June 30, 2013, $34.4 million of cash was used for financing activities, which primarily consisted of $27.6 million of repayments of borrowings under the revolver under our credit facility and $4.4 million of scheduled principal payments on our term loan. During the six months ended June 30, 2012, cash from financing activities totaled $42.9 million, which primarily consisted of $49.5 million of borrowings under the revolver under our credit facility, offset by $4.4 million of scheduled principal payments on our term loan.

Dividends paid were $0.4 million for both the six months ended June 30, 2013 and June 30, 2012. In August, 2013, our Board of Directors approved a regular quarterly dividend of $0.02 per share, which will be paid on September 17, 2013 to shareholders of record as of September 3, 2013. Regular dividend distributions in the future are subject to the availability of cash, the $2.5 million annual limitation on cash dividends under our credit facility and continuing determination by our Board of Directors that the payment of dividends remains in the best interest of our shareholders.

Debt Arrangements

On March 16, 2012, we amended our existing asset-based credit facility (ABL Credit Facility). The amendment provided for, among other things: (i) a reduction in the applicable margin for loans under our Loan and Security Agreement; (ii) additional revolving commitments to the borrowers in an aggregate principal amount of $50 million, which additional revolving commitments do not impact the borrowers’ incremental facilities; and (iii) permits certain transactions among the borrowers and Metales de Olympic, S. de R.L. de C.V., an indirect subsidiary of ours. The ABL Credit Facility consists of a revolving credit line of $315 million and a $64 million term loan, with monthly principal payments. At June 30, 2013, the term loan balance was reduced to $53.2 million. Revolver borrowings are limited to the lesser of a borrowing base, comprised of eligible receivables and inventories, or $315 million in the aggregate. The ABL Credit Facility matures on June 30, 2016.

The ABL Credit Facility requires us to comply with various covenants, the most significant of which include: (i) until maturity of the ABL Credit Facility, if any commitments or obligations are outstanding and our availability is less than the greater of $20 million, 12.5% of the aggregate amount of revolver commitments ($39.4 million at June 30, 2013), or 60% of the principal balance of the term loan then outstanding ($31.9 million at June 30, 2013), then we must maintain a ratio of EBITDA minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.10 to 1.00 for the most recent twelve fiscal month period; (ii) limitations on dividend payments; (iii) restrictions on additional indebtedness; and (iv) limitations on investments and joint ventures. Effective with the March 16, 2012 amendment, we have the option to borrow under our revolver based on the agent’s base rate plus a premium ranging from 0.00% to 0.50% or the London Interbank Offered Rate (LIBOR) plus a premium ranging from 1.50% to 2.00%. The interest rate under the term loan is based on the agent’s base rate plus a premium ranging from 0.25% to 0.75% or LIBOR plus a premium ranging from 1.75% to 2.25%.

As of June 30, 2013, $4.0 million of bank financing fees were included in “Prepaid expenses and other” and “Other long-term assets” on the accompanying Consolidated Balance Sheets. The financing fees are being amortized over the remaining term of the credit facility.

As of June 30, 2013, we were in compliance with our covenants and had approximately $93 million of availability under the ABL Credit Facility.

As part of the 2011 CTI acquisition, we assumed approximately $5.9 million of Industrial Revenue Bond indebtedness issued through the Stanly County, North Carolina Industrial Revenue and Pollution Control Authority (IRB). The bond matures in April 2018, with the option to provide principal payments annually on April 1st. The IRB bonds are remarketed annually and are included in “Current portion of long-term debt” on the accompanying Consolidated Balance Sheets. On April 1, 2013, we paid an optional principal payment of $785 thousand. Interest is payable monthly, with a variable rate that resets weekly. As a security for payment of the bonds, we obtained a direct pay letter of credit issued by JPMorgan Chase Bank, N.A. The letter of credit reduces annually by the principal reduction amount. The interest rate at June 30, 2013 was 0.17% for the IRB debt.

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

Approximately 9.0% of our consolidated net sales in the first six months of 2013 were directly related to automotive manufacturers or manufacturers of automotive components and parts. Historically, due to the concentration of customers in the automotive industry, our gross profits on these sales have generally been less than our gross profits on sales to customers in other industries.

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

Our primary interest rate risk exposure results from variable rate debt. We have the option to enter into 30- to 180-day fixed base rate LIBOR loans under the ABL Credit Facility. We assumed an interest rate swap agreement on the $5.9 million of CTI IRB. The swap agreement matures in April 2018, and may be reduced annually by the amount of the optional principal payments on the IRB. In June 2012, the Company entered into a forward starting fixed rate interest rate hedge commencing June 2013 in order to eliminate the variability of cash interest payments on approximately $53.2 million of the then outstanding LIBOR-based borrowings under the ABL Credit Facility. The hedge matures on June 1, 2016 and is reduced monthly by the principal payments on the term loan. The fixed rate interest rate hedge is accounted for as a cash flow hedging instrument for accounting purposes. The Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap and fixed interest rate hedge agreements. However, the Company does not anticipate nonperformance by the counterparties.

Item 4. Controls and Procedures

The evaluation required by Rule 13a-15 of the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q has been carried out under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. These disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in reports that are filed with or submitted to the SEC is: (i) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2013, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

OLYMPIC STEEL, INC. (Registrant)

Date: August 9, 2013	By:	/s/ Michael D. Siegal
Michael D. Siegal
Chairman of the Board and Chief Executive Officer

By:	/s/ Richard T. Marabito
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