Form 10-Q
period 2013-09-30
OLYMPIC STEEL INC
filed 2013-10-31
CIK 917470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

( X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer ( )	Accelerated filer (X)
Non-accelerated filer ( )	Smaller reporting company ( )
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined Rule 12b-2 of the Exchange Act). Yes (  ) No (X)

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding as of October 31, 2013
Common stock, without par value	10,962,834

Olympic Steel, Inc.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Olympic Steel, Inc.

Consolidated Balance Sheets

(in thousands)

	As of
	September 30, 2013	December 31, 2012
	(unaudited)	(audited)
Assets
Cash and cash equivalents	$5,999	$7,782
Accounts receivable, net	131,478	112,841
Inventories, net (includes LIFO debit of $2,495 as of September 30, 2013)	245,771	290,023
Prepaid expenses and other	11,749	11,731
Total current assets	394,997	422,377
Property and equipment, at cost	358,169	347,935
Accumulated depreciation	(165,044)	(151,608)
Net property and equipment	193,125	196,327
Goodwill	40,787	40,787
Intangible assets, net	34,757	35,424
Other long-term assets	14,043	11,079
Total assets	$677,709	$705,994

Liabilities
Current portion of long-term debt	$13,090	$15,282
Accounts payable	101,050	101,471
Accrued payroll	9,460	10,705
Other accrued liabilities	19,294	14,984
Total current liabilities	142,894	142,442
Credit facility revolver	145,745	177,575
Long-term debt	42,292	48,854
Other long-term liabilities	14,238	11,410
Deferred income taxes	32,583	35,856
Total liabilities	377,752	416,137
Shareholders' Equity
Preferred stock	-	-
Common stock	123,909	122,272
Accumulated other comprehensive loss	(488)	(579)
Retained earnings	176,536	168,164
Total shareholders' equity	299,957	289,857
Total liabilities and shareholders' equity	$677,709	$705,994

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Consolidated Statements of Comprehensive Income

(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)
Net sales	$303,990	$342,560	$972,858	$1,091,977
Costs and expenses
Cost of materials sold (exclusive of items show below)	240,974	276,504	768,980	879,060
Warehouse and processing	20,953	21,667	63,019	63,892
Administrative and general	15,617	16,765	51,937	52,647
Distribution	8,739	8,682	26,694	26,960
Selling	5,986	7,085	18,942	20,989
Occupancy	2,200	2,057	7,121	6,495
Depreciation	5,124	4,953	15,718	14,636
Amortization	223	223	667	667
Total costs and expenses	299,816	337,936	953,078	1,065,346
Operating income	4,174	4,624	19,780	26,631
Other income (loss), net	(1)	51	(18)	90
Income before interest and income taxes	4,173	4,675	19,762	26,721
Interest and other expense on debt	1,689	2,120	5,055	6,411
Income before income taxes	2,484	2,555	14,707	20,310
Income tax provision	1,144	916	5,678	7,915
Net income	$1,340	$1,639	$9,029	$12,395

Net gain (loss) on interest rate hedge, net of tax	41	(165)	(90)	(568)
Total comprehensive income	$1,381	$1,474	$8,939	$11,827

Earnings per share:
Net income per share - basic	$0.12	$0.15	$0.82	$1.13
Weighted average shares outstanding - basic	11,066	10,961	11,061	10,958
Net income per share - diluted	$0.12	$0.15	$0.82	$1.13
Weighted average shares outstanding - diluted	11,077	10,967	11,071	10,967

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30,

(in thousands)

	2013	2012
	(unaudited)
Cash flows from (used for) operating activities:
Net income	$9,029	$12,395
Adjustments to reconcile net income to net cash from (used for) operating activities -
Depreciation and amortization	17,391	16,263
Loss on disposition of property and equipment	104	23
Stock-based compensation	1,178	1,741
Other long-term assets	(3,967)	(1,810)
Other long-term liabilities	(355)	1,640
	23,380	30,252
Changes in working capital:
Accounts receivable	(18,637)	(29,855)
Inventories	44,252	(10,933)
Prepaid expenses and other	(18)	1,433
Accounts payable	(5,462)	(2,195)
Change in outstanding checks	5,041	(3,476)
Accrued payroll and other accrued liabilities	29	(390)
	25,205	(45,416)
Net cash from (used for) operating activities	48,585	(15,164)

Cash flows from (used for) investing activities:
Capital expenditures	(9,590)	(20,290)
Proceeds from disposition of property and equipment	8	236
Net cash used for investing activities	(9,582)	(20,054)

Cash flows from (used for) financing activities:
Credit facility revolver borrowings	312,802	437,925
Credit facility revolver repayments	(344,632)	(397,315)
Principal payments under capital lease obligations	(1,407)	(130)
Term loan repayments	(6,562)	(6,562)
Industrial revenue bond repayments	(785)	(755)
Credit facility fees and expenses	(3)	(1,209)
Proceeds from exercise of stock options (including tax benefits) and employee stock purchases	458	348
Dividends paid	(657)	(655)
Net cash from (used for) financing activities	(40,786)	31,647

Cash and cash equivalents:
Net change	(1,783)	(3,571)
Beginning balance	7,782	7,403
Ending balance	$5,999	$3,832

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Supplemental Disclosures of Cash Flow Information

For the Nine Months Ended September 30,

(in thousands)

	2013	2012
	(unaudited)

Interest paid	$4,055	$5,622
Income taxes paid	5,949	6,170

At September 30, 2013, the Company accrued $3.0 million to construction in progress related to its St. Paul, Minnesota expansion for the tubular and pipe products segment. The non-cash transaction was recorded to “Property and equipment, at cost” and “Other accrued liabilities” on the accompanying Balance Sheet as of September 30, 2013 and has been excluded from the Consolidated Statement of Cash Flows for the nine months ended September 30, 2013.

 The accompanying notes are an integral part of these consolidated statements.Olympic Steel, Inc.

Olympic Steel, Inc.

Notes to Unaudited Consolidated Financial Statements

September 30, 2013

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

Commencing with the first quarter of 2013, corporate expenses are reported as a separate line item in the segment reporting. Corporate expenses include the unallocated expenses related to managing the entire Company (i.e., both segments), including payroll expenses for certain personnel, expenses related to being a publicly traded entity such as board of directors expenses, audit expenses, and various other professional fees. Prior to 2013, these expenses were included in the flat products segment’s operating results. In March 2013, the Company revised the presentation of corporate expenses with a conforming change to the prior period presentation to reflect the new reporting structure.

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

2.      Accounts Receivable:

Accounts receivable are presented net of allowances for doubtful accounts and unissued credits of $2.8 million as of both September 30, 2013 and December 31, 2012. The allowance for doubtful accounts is maintained at a level considered appropriate based on historical experience and specific customer collection issues that have been identified. Estimations are based upon a calculated percentage of accounts receivable, which remains fairly level from year to year, and judgments about the probable effects of economic conditions on certain customers, which can fluctuate significantly from year to year. The Company cannot guarantee that the rate of future credit losses will be similar to past experience. The Company considers all available information when assessing the adequacy of its allowance for doubtful accounts and unissued credits each quarter.

3.      Inventories:

Inventories consisted of the following:

	As of
(in thousands)	September 30, 2013	December 31, 2012
Unprocessed	$179,856	$215,526
Processed and finished	65,915	74,497
Totals	$245,771	$290,023

The Company values certain of its tubular and pipe products inventory at the last-in, first-out (LIFO) method. At September 30, 2013 and December 31, 2012, approximately $45.9 million, or 18.7% of consolidated inventory, and $46.7 million, or 16.1% of consolidated inventory, respectively, was reported under the LIFO method of accounting. The cost of the remainder of the tubular and pipe products inventory is determined using a weighted average rolling first-in, first-out (FIFO) method.

In the first quarter of 2013, the Company made an out-of-period adjustment to record previously unrecognized LIFO income of $1.9 million, which resulted in an increase to after-tax income of $1.2 million.  The Company determined that this adjustment was not material to its current or prior period consolidated financial statements.

During the second and third quarter of 2013, the Company recorded $0.4 million and $0.2 million, respectively, of LIFO income as a result of the continued decline of metals pricing in 2013. The LIFO income increased the Company’s inventory balance and decreased its cost of materials sold.

If the FIFO method had been in use, inventories would have been $2.5 million lower than reported at September 30, 2013.

4.      Intangible Assets:

Intangible assets, net, consisted of the following:

	As of September 30, 2013
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net

Customer relationships - subject to amortization	$13,332	$(2,000)	$11,332
Trade name - not subject to amortization	23,425	-	23,425
	$36,757	$(2,000)	$34,757

	As of December 31, 2012
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net

Customer relationships - subject to amortization	$13,332	$(1,333)	$11,999
Trade name - not subject to amortization	23,425	-	23,425
	$36,757	$(1,333)	$35,424

The Company estimates that amortization expense for its intangible assets subject to amortization will be $0.9 million for the year ending December 31, 2013 and $0.9 million per year in each of the next five years.

5.      Debt:

The Company’s debt is comprised of the following components:

	As of
(in thousands)	September 30, 2013	December 31, 2012
Asset-based credit facility revolver due June 30, 2016	$145,745	$177,575
Term loan due June 30, 2016	51,042	57,604
Industrial revenue bond due April 1, 2018	4,340	5,125
Capital lease	-	1,407
Total debt	201,127	241,711
Less current amount	(13,090)	(15,282)
Total long-term debt	$188,037	$226,429

In March 2012, the Company amended its existing asset-based credit facility (ABL Credit Facility). The amendment provided, among other things: (i) a reduction in the applicable margin for loans under the Company’s Loan and Security Agreement; (ii) additional revolving commitments to the borrowers in an aggregate principal amount of $50 million, which additional revolving commitments do not impact the borrowers’ incremental facilities; and (iii) permits certain transactions among the borrowers and Metales de Olympic, S. de R.L. de C.V., an indirect subsidiary of the Company. The amended ABL Credit Facility consists of a revolving credit line of $315 million and a $64 million term loan, with monthly principal payments. At September 30, 2013, the term loan balance was $51.0 million. Revolver borrowings are limited to the lesser of a borrowing base, comprised of eligible receivables and inventories, or $315 million in the aggregate. The ABL Credit Facility matures on June 30, 2016.

The ABL Credit Facility requires the Company to comply with various covenants, the most significant of which include: (i) until maturity of the ABL Credit Facility, if any commitments or obligations are outstanding and the Company’s availability is less than the greater of $20 million, 12.5% of the aggregate amount of revolver commitments ($39.4 million at September 30, 2013), or 60% of the principal balance of the term loan then outstanding ($30.6 million at September 30, 2013), then the Company must maintain a ratio of EBITDA minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.10 to 1.00 for the most recent twelve fiscal month period; (ii) limitations on dividend payments; (iii) restrictions on additional indebtedness; and (iv) limitations on investments and joint ventures. Effective with the March 2012 amendment, the Company has the option to borrow under its revolver based on the agent’s base rate plus a premium ranging from 0.00% to 0.50% or the London Interbank Offered Rate (LIBOR) plus a premium ranging from 1.50% to 2.00%. The interest rate under the term loan is based on the agent’s base rate plus a premium ranging from 0.25% to 0.75% or LIBOR plus a premium ranging from 1.75% to 2.25%. The premiums for the revolver and term loan are based on revolver utilization.

As of September 30, 2013, $3.7 million of bank financing fees were included in “Prepaid expenses and other” and “Other long-term assets” on the accompanying Consolidated Balance Sheets. The financing fees are being amortized over the remaining term of the ABL Credit Facility.

As of September 30, 2013, the Company was in compliance with its covenants and had approximately $90 million of availability under the ABL Credit Facility.

As part of the 2011 Chicago Tube and Iron Company (CTI) acquisition, the Company assumed approximately $5.9 million of IRB indebtedness issued through the Stanly County, North Carolina Industrial Revenue and Pollution Control Authority. The bond matures in April 2018, with the option to provide principal payments annually on April 1st. The IRB bonds are remarketed annually and are included in “Current portion of long-term debt” on the accompanying Consolidated Balance Sheets. On April 1, 2013, the Company paid an optional principal payment of $0.8 million. Interest is payable monthly, with a variable rate that resets weekly. As a security for payment of the bonds, the Company obtained a direct pay letter of credit issued by JPMorgan Chase Bank, N.A. The letter of credit is reduced annually by the optional principal reduction amount. The interest rate at September 30, 2013 was 0.17% for the IRB.

CTI entered into an interest rate swap agreement to reduce the impact of changes in interest rates on the IRB. At September 30, 2013, the effect of the swap agreement on the bond was to fix the rate at 3.46%. The swap agreement matures in April 2018, and is reduced annually by the amount of the optional principal payments on the bond. The Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap agreement. However, the Company does not anticipate nonperformance by the counterparties.

On April 1, 2013, the Company purchased a facility in Streetsboro, Ohio for $1.4 million that was previously financed under a capital lease agreement. The capital lease obligation of $1.4 million was included in “Current portion of long-term debt” on the accompanying Consolidated Balance Sheets as of December 31, 2012.

6.      Derivative Instruments:

Nickel swaps

During 2013 and 2012, the Company entered into nickel swaps indexed to the London Metal Exchange (LME) price of nickel with third-party brokers. The nickel swaps are treated as derivatives for accounting purposes. The Company entered into the swaps to mitigate certain customers’ risk of volatility in the price of nickel. The outstanding nickel swaps have one to 32 months remaining and are settled with the brokers at maturity. The economic benefit or loss arising from the changes in fair value of the swaps is contractually passed through to the customer. The primary risk associated with the nickel swaps is the ability of customers or third-party brokers to honor their agreements with the Company related to derivative instruments. If the customers or third-party brokers are unable to honor their agreements, the Company’s risk of loss is the fair value of the nickel swap.

While these derivatives are intended to help the Company manage risk, they have not been designated as hedging instruments. The periodic changes in fair value of the nickel and embedded customer derivative instruments are included in “Cost of materials sold” in the Consolidated Statements of Comprehensive Income. We recognize derivative positions with both the customer and the third party for the derivatives and we classify cash settlement amounts associated with them as part of “Cost of materials sold” in the Consolidated Statements of Comprehensive Income. The embedded customer derivatives are included in “Accounts receivable, net”, and the nickel swaps are included in “Other accrued liabilities” on the Consolidated Balance Sheets.

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

Fixed rate interest rate hedge

In June 2012, the Company entered into a forward starting fixed rate interest rate hedge that commenced June 2013 in order to eliminate the variability of cash interest payments on $53.2 million of outstanding LIBOR-based borrowings under the ABL Credit Facility. The hedge is reduced monthly by the principal payments on the term loan. The balance of the hedge as of September 30, 2013 was $51.0 million. The hedge matures on June 1, 2016 and is reduced monthly by the principal payments on the term loan. The fixed rate interest rate hedge is accounted for as a cash flow hedging instrument for accounting purposes.

There was no net impact from the nickel swaps or embedded customer derivative agreements to the Company’s Consolidated Statements of Comprehensive Income for the three or nine months ended September 30, 2013 and 2012. The table below shows the total impact to the Company’s Consolidated Statements of Comprehensive Income through net income of the derivatives for the three and nine months ended September 30, 2013 and 2012.

	Net Gain (Loss) Recognized
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
(in thousands)
Interest rate swap (CTI)	$(21)	$7	$(134)	$23
Fixed interest rate swap (ABL)	(135)	-	(177)	-
Nickel swaps	35	245	(981)	16
Embedded customer derivatives	(35)	(245)	981	(16)
Net gain (loss)	$(156)	$7	$(311)	$23

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

During the nine months ended September 30, 2013, there were no transfers of financial assets between Levels 1, 2 or 3 fair value measurements. There have been no changes in the methodologies used at September 30, 2013 since December 31, 2012. Following is a description of the valuation methodologies used for assets and liabilities measured at fair value as of September 30, 2013 and December 31, 2012:

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

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company:

	Value of Items Recorded at Fair Value As of September 30, 2013
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Embedded customer derivatives (Nickel swaps)	$-	$743	$-	$743
Total assets at fair value	$-	$743	$-	$743

Liabilities:
Nickel swaps	$-	$798	$-	$798
Interest rate swap (CTI)	-	312	-	312
Fixed interest rate swap (ABL)	-	794	-	794
Total liabilities at fair value	$-	$1,904	$-	$1,904

	Value of Items Not Recorded at Fair Value As of September 30, 2013
(in thousands)	Level 1	Level 2	Level 3	Total
Liabilities:
IRB	$4,340	$-	$-	$4,340
Term loan	-	51,042	-	51,042
Revolver	-	145,745	-	145,745
Total liabilities not recorded at fair value	$4,340	$196,787	$-	$201,127

The value of the items not recorded at fair value represent the carrying value of the liabilities.

	Value of Items Recorded at Fair Value As of December 31, 2012
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Embedded customer derivatives (Nickel swaps)	$-	$113	$-	$113
Total assets recorded at fair value	$-	$113	$-	$113

Liabilities:
Nickel swaps	$-	$168	$-	$168
Interest rate swap (CTI)	-	446	-	446
Fixed interest rate swap (ABL)	-	941	-	941
Total liabilities recorded at fair value	$-	$1,555	$-	$1,555

	Value of Items Not Recorded at Fair Value As of December 31, 2012
(in thousands)	Level 1	Level 2	Level 3	Total
Liabilities:
IRB	$5,125	$-	$-	$5,125
Term loan	-	57,604	-	57,604
Revolver	-	177,575	-	177,575
Total liabilities not recorded at fair value	$5,125	$235,179	$-	$240,304

The value of the items not recorded at fair value represent the carrying value of the liabilities.

8.      Equity Plans:

Stock Options

The following table summarizes stock option activity during the nine months ended September 30, 2013:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2012	40,339	$21.79
Granted	-	-
Exercised	(11,667)	7.33
Canceled	(1,500)	32.63
Outstanding at September 30, 2013	27,172	$27.40	2.8	$108
Exercisable at September 30, 2013	27,172	$27.40	2.8	$108

There were 11,667 and 2,170 stock options exercised during the nine months ended September 30, 2013 and 2012, respectively. The total intrinsic value of stock options exercised during the nine months ended September 30, 2013 and 2012 was $218 thousand and $43 thousand, respectively. All options outstanding are vested as of September 30, 2013.

Restricted Stock Units and Performance Share Units

Pursuant to the Olympic Steel 2007 Omnibus Incentive Plan (Plan), the Company may grant stock options, stock appreciation rights, restricted shares, restricted share units, performance shares, and other stock and cash-based awards to employees and Directors of, and consultants to, the Company and its affiliates. Under the Plan, 500,000 shares of common stock are available for equity grants.

On January 2, 2013 and January 3, 2012, the Compensation Committee of the Company’s Board of Directors approved the grant of 1,800 annual restricted stock units (RSUs) to each non-employee Director. Subject to the terms of the Plan and the RSU agreement, the RSUs vest after one year of service (from the date of grant). The RSUs are not converted into shares of common stock until the Director either resigns or is terminated from the Board of Directors.

The fair value of each RSU was estimated to be the closing price of the Company’s common stock on the date of the grant, which was $23.41 and $25.55 for the grants on January 2, 2013 and January 3, 2012, respectively.

In 2011, the Compensation Committee for the Company’s Board of Directors approved changes to the Senior Management Compensation Program to include an equity component in order to encourage more ownership of common stock by the senior management. Beginning in 2011, the Senior Management Compensation Program imposed stock ownership requirements upon the participants. Each participant is required to own at least 750 shares of common stock for each year that the participant participates in the Senior Management Compensation Program. Any participant that fails to meet to the stock ownership requirements will be ineligible to receive any equity awards under the Company’s equity compensation plans, including the Plan, until the participant satisfies the ownership requirements. To assist participants in meeting the stock ownership requirements, on an annual basis, if a participant purchases 500 shares of common stock on the open market, the Company will award that participant 250 shares of common stock. During the nine months ended September 30, 2013 and 2012, the Company matched 7,000 and 7,250 shares, respectively. Additionally, any participant who continues to comply with the stock ownership requirements as of the five-year, 10-year, 15-year, 20-year and 25-year anniversaries of the participant’s participation in the Senior Management Compensation Program will receive a restricted stock unit award with a dollar value of $25 thousand, $50 thousand, $75 thousand, $100 thousand and $100 thousand, respectively. Restricted stock unit awards will convert into the right to receive shares of common stock upon a participant’s retirement, or earlier upon the participant’s death or disability or upon a change in control of the Company.

Stock-based compensation expense recognized on RSUs for the three and nine months ended September 30, 2013 and 2012, respectively, is summarized in the following table:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
(in thousands, except per share data)
RSU expense before taxes	$238	$326	$688	$878
RSU expense after taxes	129	209	422	536
Impact per basic share	$0.01	$0.02	$0.04	$0.05
Impact per diluted share	0.01	0.02	0.04	0.05

All pre-tax charges related to RSUs were included in the caption “Administrative and general” on the accompanying Consolidated Statements of Comprehensive Income.

The following table summarizes the activity related to RSUs for the three and nine months ended September 30, 2013:

	Number of Shares	Weighted Average Granted Price	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2012	192,819	$26.22
Granted	37,341	21.33
Converted into shares	-	-
Forfeited	-	-
Outstanding at September 30, 2013	230,160	$25.43	$768
Vested at September 30, 2013	173,344	$25.98	$558

No RSUs were converted into shares during the nine months ended September 30, 2013. During the nine months ended September 30, 2012, 375 RSU’s were converted into shares.

9.      Income Taxes:

For the three months ended September 30, 2013, the Company recorded an income tax provision of $1.1 million, or 46.1% of income before income taxes, compared to $916 thousand, or 35.9% of income before income taxes, for the three months ended September 30, 2012. The higher effective tax rate for the three months ended September 30, 2013 is primarily a result of the impact of greater non-deductible expenses on the pre-tax income and the increase in the annual effective rate from the first six months of 2013.

For the nine months ended September 30, 2013, the Company recorded an income tax provision of $5.7 million, or 38.6% of income before income taxes, compared to $7.9 million, or 39.0% of income before income taxes, for the nine months ended September 30, 2012.

The Company’s tax provision for interim periods is determined using an estimate of the annual effective tax rate, adjusted for discrete items that are taken into account in the relevant period. Each quarter the estimate of the annual effective tax rate is updated, and if the estimated tax rate changes, a cumulative adjustment is made.

The quarterly tax provision and the quarterly estimate of the annual effective tax rate is subject to significant volatility due to several factors, including variability in accurately predicting the pre-tax and taxable income and loss and the mix of jurisdictions to which they relate, changes in law and relative changes of expenses or losses for which tax benefits are not recognized. Additionally, the effective tax rate can be more or less volatile based on the amount of pre-tax income. For example, the impact of discrete items and non-deductible expenses on the effective tax rate is greater when our pre-tax income is lower.

10.    Shares Outstanding and Earnings Per Share:

Earnings per share have been calculated based on the weighted average number of shares outstanding as set forth below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
(in thousands, except per share data)
Weighted average basic shares outstanding	11,066	10,961	11,061	10,958
Assumed exercise of stock options and issuance of stock awards	11	6	10	9
Weighted average diluted shares outstanding	11,077	10,967	11,071	10,967

Net income	$1,340	$1,639	$9,029	$12,395

Basic earnings per share	$0.12	$0.15	$0.82	$1.13
Diluted earnings per share	$0.12	$0.15	$0.82	$1.13

Anti-dilutive securities outstanding	199	190	201	189

11.    Segment Information:

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

Commencing with the first quarter of 2013, corporate expenses are reported as a separate line item in the segment reporting. Corporate expenses include the unallocated expenses related to managing the entire Company (i.e., both segments), including payroll expenses for certain personnel, expenses related to being a publicly traded entity such as board of directors expenses, audit expenses, and various other professional fees. Prior to 2013, these expenses were included in the flat products segment’s operating results. The 2012 financial information below has been revised to reflect the new reporting structure.

The following table provides financial information by segment and reconciles the Company’s operating income by segment to the consolidated income before income taxes for the three and nine months ended September 30, 2013 and 2012.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2013	2012	2013	2012
Net sales
Flat products	$248,463	$279,075	$791,655	$903,591
Tubular and pipe products	55,527	63,485	181,203	188,386
Total net sales	$303,990	$342,560	$972,858	$1,091,977

Depreciation and amortization
Flat products	$4,104	$3,969	$12,589	$11,791
Tubular and pipe products	1,243	1,207	3,796	3,512
Total depreciation and amortization	$5,347	$5,176	$16,385	$15,303

Operating income
Flat products	$2,624	$2,147	$12,429	$17,214
Tubular and pipe products	3,297	3,992	13,066	14,881
Corporate expenses	(1,747)	(1,515)	(5,715)	(5,464)
Total operating income	$4,174	$4,624	$19,780	$26,631

Other income (loss), net	(1)	51	(18)	90

Income before interest and income taxes	4,173	4,675	19,762	26,721

Interest and other expense on debt	1,689	2,120	5,055	6,411

Income before income taxes	$2,484	$2,555	$14,707	$20,310

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2013	2012	2013	2012
Capital expenditures
Flat products	$1,541	$3,983	$2,937	$14,715
Tubular and pipe products	7,308	624	9,691	5,575
Total capital expenditures	$8,849	$4,607	$12,628	$20,290

	As of
(in thousands)	September 30, 2013	December 31, 2012
Goodwill
Flat products	$500	$500
Tubular and pipe products	40,287	40,287
Total goodwill	$40,787	$40,787

Assets
Flat products	$450,504	$480,487
Tubular and pipe products	227,205	225,507
Total assets	$677,709	$705,994

There were no material intercompany revenue transactions between the flat products and tubular and pipe products segments.

The Company sells certain products internationally, primarily in North, Central and South America. International sales are immaterial to the consolidated financial results and to the individual segments’ results.

12.    Recently Issued Accounting Updates:

In July 2013, the Financial Accounting Standards Board issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”. ASU No. 2013-11 requires an entity to present unrecognized tax benefits as a reduction to deferred tax assets when a net operating loss carryforward, similar tax loss or a tax credit carryforward exists, with limited exceptions. ASU No. 2013-11 is effective for fiscal years beginning on or after December 15, 2013, and for interim periods within those fiscal years. The provisions of this ASU are not expected to have a material impact on the Company’s financial statements.

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

Forward-Looking Information

This Quarterly Report on Form 10-Q and other documents we file with the SEC contain various forward-looking statements that are based on current expectations, estimates, forecasts and projections about our future performance, business, our beliefs and management’s assumptions. In addition, we, or others on our behalf, may make forward-looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, conferences, webcasts, phone calls and conference calls. Words such as “may,” “will,” “anticipate,” “should,” “intend,” “expect,” “believe,” “estimate,” “project,” “plan,” “potential,” and “continue,” as well as the negative of these terms or similar expressions, are intended to identify forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those implied by such statements including, but not limited to:

●	general and global business, economic, financial and political conditions, including the ongoing effects of the global economic recovery;
●	access to capital and global credit markets;
●	competitive factors such as the availability, global production levels and pricing of metals, industry shipping and inventory levels and rapid fluctuations in customer demand and metals pricing;
●	cyclicality and volatility within the metals industry;
●	the ability of our customers (especially those that may be highly leveraged, and those with inadequate liquidity) to maintain their credit availability;
●	the ability of our new locations to achieve expected results;
●	events or circumstances that could adversely impact the successful operation of our processing equipment and operations;
●	the ability to comply with the terms of our asset-based credit facility and to make the required term loan payments;
●	the ability of our customers and third parties to honor their agreements related to derivative instruments, including the outcome of the MF Global UK Limited administration process;
●	customer, supplier and competitor consolidation, bankruptcy or insolvency;
●	reduced production schedules, layoffs or work stoppages by our own or our suppliers’ or customers’ personnel;
●	the success of union contract renewals;
●	the availability and costs of transportation and logistical services;
●	the amounts, successes and our ability to continue our capital investments and strategic growth initiatives and our business information system implementations;
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

Our results of operations are affected by numerous external factors including, but not limited to: general and global business, economic, financial, banking and political conditions; competition; metals pricing, demand, global production levels and availability; energy prices; pricing and availability of raw materials used in the production of metals; global supply and inventory held in the supply chain; customers’ ability to manage their credit line availability; and layoffs or work stoppages by our own, our suppliers’ or our customers’ personnel. The metals industry also continues to be affected by the global consolidation of our suppliers, competitors and end-use customers.

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

At September 30, 2013, we employed approximately 1,781 people. Approximately 330 of the hourly plant personnel at our Duluth, Minnesota; Locust, North Carolina; Romeoville, Illinois; Minneapolis, Minnesota; Indianapolis, Indiana; Detroit, Michigan; Kansas City, Missouri; St. Paul, Minnesota; and Milan, Illinois facilities are represented by ten separate collective bargaining units. The table below shows the expiration dates of the collective bargaining agreements.

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

Commencing with the first quarter of 2013, corporate expenses are now reported as a separate line item in the segment reporting. Corporate expenses include the unallocated expenses related to managing the entire Company (i.e., both segments), including payroll expenses for certain personnel, expenses related to being a publicly traded entity such as board of directors expenses, audit expenses, and various other professional fees. Prior to 2013, these expenses were included in the flat products segment’s operating results. The 2012 financial information has been revised to reflect the new reporting structure.

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

Results of Operations

Consolidated Operations

The following table presents consolidated operating results for the three and nine months ended September 30, 2013 and 2012 (dollars are shown in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2013		2012		2013		2012
	$	% of net sales	$	% of net sales	$	% of net sales	$	% of net sales
Net sales	$303,990	100.0	$342,560	100.0	$972,858	100.0	$1,091,977	100.0
Cost of materials sold (a)	240,974	79.3	276,504	80.7	768,980	79.0	879,060	80.5
Gross profit (b)	63,016	20.7	66,056	19.3	203,878	21.0	212,917	19.5
Operating expenses (c)	58,842	19.3	61,432	17.9	184,098	19.0	186,286	17.1
Operating income	4,174	1.4	4,624	1.4	19,780	2.0	26,631	2.4
Other income (loss), net	(1)	(0.0)	51	0.0	(18)	(0.0)	90	0.0
Interest and other expense on debt	1,689	0.6	2,120	0.6	5,055	0.5	6,411	0.6
Income before income taxes	2,484	0.8	2,555	0.8	14,707	1.5	20,310	1.8
Income taxes	1,144	0.4	916	0.3	5,678	0.6	7,915	0.7
Net income	$1,340	0.4	$1,639	0.5	$9,029	0.9	$12,395	1.1

(a) Includes $0.2 million of LIFO income for the three months ended September 30, 2013 and $2.5 million of LIFO income for the nine months ended September 30, 2013 (inclusive of a $1.9 million out of period LIFO adjustment recorded in the first quarter of 2013).

(b) Gross profit is calculated as net sales less the cost of materials sold.

(c) Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Net sales decreased 11.3% to $304.0 million in the third quarter of 2013 from $342.6 million in the third quarter of 2012. Flat products net sales were 81.7% of total net sales in the third quarter of 2013 compared to 81.5% of total net sales in the third quarter of 2012. Tubular and pipe products net sales were 18.3% of total net sales in the third quarter of 2013 compared to 18.5% of total net sales in the third quarter of 2012. The decrease in net sales was due to a 5.0% decline in consolidated sales volume as well as a 6.6% decline in consolidated average selling prices during the third quarter of 2013 compared to the third quarter of 2012.

Net sales decreased 10.9% to $972.9 million in the first nine months of 2013 from $1.1 billion in the first nine months of 2012. Flat products net sales were 81.4% of total net sales in the first nine months of 2013 compared to 82.7% of total net sales in the first nine months of 2012. Tubular and pipe products net sales were 18.6% of total net sales in the first nine months of 2013 compared to 17.3% of total net sales in the first nine months of 2012. The decrease in net sales was due to a 5.8% decline in consolidated sales volume as well as a 5.5% decline in consolidated average selling prices during the first nine months of 2013 compared to the first nine months of 2012.

Cost of materials sold decreased 12.8% to $241.0 million in the third quarter of 2013 from $276.5 million in the third quarter of 2012. The decrease in the cost of materials sold was due to the decline in consolidated sales volume and lower metals cost in the third quarter of 2013 compared to the third quarter of 2012. LIFO income was recorded in the third quarter of 2013, which resulted in a decrease to cost of materials sold of $0.2 million.

Cost of materials sold decreased 12.5% to $769.0 million in the first nine months of 2013 from $879.1 million in the first nine months of 2012. The decrease in cost of materials sold was due to the consolidated decline in sales volume and lower metals cost in the first nine months of 2013 compared to the first nine months of 2012. In the first quarter of 2013, we made an out-of-period adjustment to record previously unrecognized LIFO income, which resulted in a decrease to cost of materials sold of $1.9 million. The total impact of LIFO income for the first nine months of 2013 was $2.5 million.

As a percentage of net sales, gross profit (as defined in footnote (b) in the table above) increased to 20.7% in the third quarter of 2013 compared to 19.3% in the third quarter of 2012. As a percentage of net sales, gross profit increased to 21.0% in the first nine months of 2013 compared to 19.5% in the first nine months of 2012. The impact of LIFO income increased gross profit by 0.3% of sales in the first nine months of 2013. The increase in gross profit for the three and nine months ended September 30, 2013 was primarily due to the cost of materials sold decreasing more than selling prices, as well as the impact of LIFO income. We expect our gross profit as a percentage of sales in the fourth quarter of 2013 to be consistent with the third quarter of 2013, excluding LIFO income.

Operating expenses in the third quarter of 2013 decreased $2.6 million, or 4.2%, to $58.8 million from $61.4 million in the third quarter of 2012. As a percentage of net sales, operating expenses increased to 19.3% for the third quarter of 2013 from 17.9% in the comparable 2012 period. The decrease in operating expenses during the third quarter of 2013 is due to lower variable expenses, such as warehouse and processing and selling expenses, as a result of lower sales volume and net sales, and cost reduction initiatives. Administrative and general expenses decreased as a result of decreased levels of variable incentive compensation. During the second quarter of 2013, we initiated cost reduction initiatives, including headcount reductions and restrictions on temporary labor and overtime, as well as heightened control over all discretionary spending, to reduce our operating expenses as a result of the decreased sales volumes and operating income. The impact of the cost reduction efforts is expected to decrease our operating expenses by over $4 million on an annualized basis. We achieved the targeted proportional savings in the third quarter of 2013 and expect to achieve similar savings in the fourth quarter.

During the first quarter of 2013, we experienced a failure of a shear on one of our major pieces of processing equipment in the flat products segment, which was repaired and became fully operational in May 2013. The incremental expense of approximately $1.9 million incurred during the six months ended June 30, 2013 was fully covered by insurance. The insurance receivable of $1.9 million was received in September 2013. We do not expect any additional expenses related to the shear failure in the future.

Commencing with the first quarter of 2013, corporate expenses are reported as a separate line item in the segment reporting and are disclosed separately to reconcile segment operating income to consolidated operating income on the Consolidated Statements of Comprehensive Income. Corporate expenses include the unallocated expenses related to managing the entire Company (i.e., both segments), including payroll expenses for certain personnel, expenses related to being a publicly traded entity such as board of directors expenses, audit expenses, and various other professional fees. Prior to 2013, these expenses were included in the flat products segment’s operating results. Corporate expenses totaled $1.7 million for the three months ended September 30, 2013 compared to $1.5 million for the three months ended September 30, 2012. Corporate expenses totaled $5.7 million and $5.5 million for the nine months ended September 30, 2013 and September 30, 2012, respectively. The increase in Corporate expenses in 2013 is attributable to the relocation of certain of the Company’s executive offices from Bedford Heights, Ohio to Highland Hills, Ohio.

Interest and other expense on debt totaled $1.7 million, or 0.6% of net sales, for the three months ended September 30, 2013 compared to $2.1 million, or 0.6% of net sales, for the three months ended September 30, 2012. Interest and other expense on debt totaled $5.1 million, or 0.5% of net sales, for the nine months ended September 30, 2013 compared to $6.4 million, or 0.6% of net sales, for the nine months ended September 30, 2012. Our effective borrowing rate, exclusive of deferred financing fees and commitment fees, was 2.2% for the nine months ended September 30, 2013 compared to 2.8% for the nine months ended September 30, 2012. The decrease in interest and other expense on debt in 2013 was primarily due to lower average borrowings and the lower effective borrowing rate.

For the third quarter of 2013, income before income taxes totaled $2.5 million compared to $2.6 million in the third quarter of 2012. For the third quarter of 2013, income before income taxes included LIFO income of $0.2 million. For the nine months ended September 30, 2013, income before income taxes totaled $14.7 million compared to $20.3 million for the nine months ended September 30, 2012. The nine months ended September 30, 2013 included LIFO income of $2.5 million, inclusive of an out-of-period LIFO income adjustment of $1.9 million recorded in the first quarter of 2013.

An income tax provision of 46.1% was recorded for the third quarter of 2013, compared to 35.9% for the third quarter of 2012. The higher effective tax rate for the third quarter of 2013 was primarily a result of the impact of greater non-deductible expenses on the pre-tax income and the increase in the annual effective rate from the first six months of 2013. An income tax provision of 38.6% was recorded for the nine months ended September 30, 2013, compared to 39.0% for the nine months ended September 30, 2012. Our tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment. We expect our effective tax rate to approximate 38% to 40% on an annual basis in 2013.

Net income for the third quarter of 2013 totaled $1.3 million or $0.12 per basic and diluted share, compared to $1.6 million or $0.15 per basic and diluted share for the third quarter of 2012. For the third quarter of 2013, the impact of LIFO income increased earnings per share by $0.01 per basic and diluted share. Net income for the nine months ended September 30, 2013 totaled $9.0 million or $0.82 per basic share and diluted share, compared to $12.4 million or $1.13 per basic and diluted share for the comparable period in 2012. For the nine months ended September 30, 2013, the impact of LIFO income increased earnings per share by $0.14 per basic and diluted shares, inclusive of the out-of-period LIFO income adjustment, which increased earnings per share by $0.11 per basic and diluted share.

Segment Operations

Flat products

The following table presents selected operating results for our flat products segment for the three and nine months ended September 30, 2013 and 2012 (dollars are shown in thousands, except per ton data):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2013		2012		2013		2012
		% of net sales		% of net sales		% of net sales		% of net sales
Direct tons sold	244,265		261,712		776,308		835,399
Toll tons sold	20,288		18,648		61,120		58,492
Total tons sold	264,553		280,360		837,428		893,891

Net sales	$248,463	100.0	$279,075	100.0	$791,655	100.0	$903,591	100.0
Average selling price per ton	939		995		945		1,011
Cost of materials sold	201,579	81.1	231,420	82.9	643,241	81.3	745,988	82.6
Gross profit (a)	46,884	18.9	47,655	17.1	148,414	18.7	157,603	17.4
Operating expenses (b)	44,260	17.8	45,508	16.3	135,985	17.2	140,389	15.5
Operating income	$2,624	1.1	$2,147	0.8	$12,429	1.5	$17,214	1.9

(a) Gross profit is calculated as net sales less the cost of materials sold.

(b) Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Tons sold by our flat products segment decreased 5.6% to 265 thousand in the third quarter of 2013 from 280 thousand in the third quarter of 2012. Tons sold by our flat products segment decreased 6.3% to 837 thousand in the nine months ended September 30, 2013 from 894 thousand in the nine months ended September 30, 2012. The decreases in tons sold were due to decreased customer demand during the three and nine months ended September 30, 2013 compared to the three and nine months ended September 30, 2012.

Net sales in our flat products segment decreased 11.0% to $248.5 million in the third quarter of 2013 from $279.1 million in the third quarter of 2012. Net sales decreased 12.4% to $791.7 million in the nine months ended September 30, 2013 from $903.6 million in the nine months ended September 30, 2012. The decrease in sales was due to a 6.3% decline in sales volume as well as a 6.5% decline in average sell prices during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. Average selling prices in the third quarter of 2013 were $939 per ton, a decline from $951 per ton in the second quarter of 2013.

Cost of materials sold decreased 12.9% to $201.6 million in the third quarter of 2013 from $231.4 million in the third quarter of 2012. Cost of materials sold decreased 13.8% to $643.2 million in the nine months ended September 30, 2013 from $746.0 million in the nine months ended September 30, 2012. The decrease in cost of materials sold was due to a decline in sales volume as well as a decline in metals cost during the three and nine months ended September 30, 2013 compared to the comparable period in 2012.

As a percentage of net sales, gross profit (as defined in footnote (a) in the table above) totaled 18.9% in the third quarter of 2013 compared to 17.1% in the third quarter of 2012. As a percentage of net sales, gross profit totaled 18.7% in the nine months ended September 30, 2013 compared to 17.4% in the nine months ended September 30, 2012. The increase in gross profit percentage for the three and nine months ended September 30, 2013 was primarily due to the cost of materials sold decreasing more than selling prices. The average gross margin per ton has remained consistent between the nine months ended September 30, 2013 and September 30, 2012.

Operating expenses in the third quarter of 2013 decreased $1.2 million, or 2.7%, to $44.3 million from $45.5 million in the third quarter of 2012. As a percentage of net sales, operating expenses increased to 17.8% for the three months ended September 30, 2013 from 16.3% for the three months ended September 30, 2012. Operating expenses in the nine months ended September 30, 2013 decreased $4.4 million, or 3.1%, to $136.0 million from $140.4 million in the nine months ended September 30, 2012. As a percentage of net sales, operating expenses increased to 17.2% for the nine months ended September 30, 2013 from 15.5% for the nine months ended September 30, 2012. Variable operating expenses, such as distribution, warehouse and processing, and selling expenses, decreased for the nine months ended September 30, 2013 as a result of lower sales volume, net sales and gross margins. Depreciation and occupancy expenses increased as a result of the recent investments in new facilities.

During the first quarter of 2013, we experienced a failure of a shear on one of our major pieces of processing equipment in the flat products segment which was repaired and became fully operational in May 2013. The incremental expense of approximately $1.9 million incurred during the six months ended June 30, 2013 was fully covered by insurance. The insurance receivable of $1.9 million was received in September, 2013. We do not expect any additional expenses related to the shear failure in the future.

Operating income for the third quarter of 2013 increased to $2.6 million, or 1.1% of net sales, compared to $2.1 million, or 0.8% of net sales, in the comparable 2012 period. Operating income for the nine months ended September 30, 2013 totaled $12.4 million, or 1.5% of net sales, compared to $17.2 million, or 1.9% of net sales, in the comparable 2012 period.

Tubular and pipe products

The following table presents selected operating results for our tubular and pipe products segment for the three and nine months ended September 30, 2013 and 2012 (dollars are shown in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2013		2012		2013		2012
		% of net sales		% of net sales		% of net sales		% of net sales
Net sales	$55,527	100.0	$63,485	100.0	$181,203	100.0	$188,386	100.0
Cost of materials sold (a)	39,395	70.9	45,084	71.0	125,739	69.4	133,072	70.6
Gross profit (b)	16,132	29.1	18,401	29.0	55,464	30.6	55,314	29.4
Operating expenses (c)	12,835	23.1	14,409	22.7	42,398	23.4	40,433	21.5
Operating income	$3,297	6.0	$3,992	6.3	$13,066	7.2	$14,881	7.9

(a) Includes $0.2 million of LIFO income for the three months ended September 30, 2013 and $2.5 million of LIFO income for the nine months ended September 30, 2013 (inclusive of a $1.9 million out of period LIFO adjustment recorded in the first quarter of 2013).

(b) Gross profit is calculated as net sales less the cost of materials sold.

(c) Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Net sales decreased $8.0 million, or 12.5%, to $55.5 million in the third quarter of 2013 from $63.5 million in the third quarter of 2012. The decrease in sales was due to a 16.7% decline in average sells prices offset by a 4.9% increase in sales volume during the third quarter of 2013 compared to the third quarter of 2012. Net sales decreased $7.2 million, or 3.8%, to $181.2 million in the nine months ended September 30, 2013 from $188.4 million in the nine months ended September 30, 2012. The decrease in sales was due to a 6.3% decline in average sells prices offset by a 2.6% increase in sales volume during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.

Cost of materials sold decreased 12.6% to $39.4 million in the third quarter of 2013 from $45.1 million in the third quarter of 2012. The decrease in cost of materials sold during the third quarter of 2013 is a result of the decreased metals costs during the quarter. During the third quarter of 2013, we recorded $0.2 million of LIFO income, which decreased cost of materials sold. The adjustment was a result of the continued declining prices for metals in 2013. Cost of materials sold decreased 5.5% to $125.7 million in the nine months ended September 30, 2013 from $133.1 million in the nine months ended September 30, 2012. In the first quarter of 2013, we made an out-of-period adjustment to record previously unrecognized LIFO income, which resulted in a decrease to cost of materials sold of $1.9 million. Total LIFO income recorded in the first nine months of 2013 was $2.5 million.

As a percentage of net sales, gross profit (as defined in footnote (b) in the table above) totaled 29.1% in the third quarter of 2013 compared to 29.0% in the third quarter of 2012. As a percentage of net sales, gross profit totaled 30.6% in the nine months ended September 30, 2013 compared to 29.4% in the nine months ended September 30, 2012. The impact of LIFO income increased gross profit by 1.4% of sales in the first nine months of 2013. As a percentage of net sales, the out-of-period LIFO income adjustment in 2013 increased gross profit by 1.1%.

Operating expenses in the third quarter of 2013 decreased $1.6 million, or 10.9%, to $12.8 million from $14.4 million in the third quarter of 2012. Operating expenses were 23.1% of net sales in the third quarter of 2013 compared to 22.7% in the third quarter of 2012. Variable operating expenses, such as warehouse and processing, and selling expenses decreased as a result of decreased net sales, and administrative and general expenses decreased as a result of decreased levels of variable incentive compensation. Depreciation expense increased as a result of recent investments in processing equipment. Operating expenses in the nine months ended September 30, 2013 increased $2.0 million, or 4.9%, to $42.4 million from $40.4 million in the nine months ended September 30, 2012. Operating expenses were 23.4% of net sales in the nine months ended September 30, 2013 compared to 21.5% in the nine months ended September 30, 2012. Variable operating expenses such as warehouse and processing, distribution and selling expenses increased as a result of increased sales volume. Depreciation expense increased as a result of recent investments in processing equipment.

Operating income for the third quarter 2013 totaled $3.3 million, or 5.9% of net sales, compared to $4.0 million, or 6.3% of net sales, for the third quarter of 2012. Operating income for the third quarter of 2013 included the impact of LIFO income of $0.2 million. Operating income for the nine months ended September 30, 2013 totaled $13.1 million, or 7.2% of net sales, compared to $14.9 million, or 7.9% of net sales, for the nine months ended September 30, 2012. Operating income for the nine months ended September 30, 2013 included the impact of LIFO income of $2.5 million, inclusive of the $1.9 million out-of-period LIFO income adjustment recorded in the first quarter of 2013.

Corporate expenses

Commencing with the first quarter of 2013, corporate expenses are reported as a separate line item in the segment reporting and are disclosed separately to reconcile segment operating income to consolidated operating income on the Consolidated Statements of Comprehensive Income. Corporate expenses include the unallocated expenses related to managing the entire Company, (i.e., both segments) including payroll expenses for certain personnel, expenses related to being a publicly traded entity such as board of directors expenses, audit expenses, and various other professional fees. Prior to 2013, these expenses were included in the flat products segment’s operating results. The Corporate expenses for the three months ended September 30, 2013 totaled $1.7 million compared to $1.5 million for the three months ended September 30, 2012. The Corporate expenses for the nine months ended September 30, 2013 totaled $5.7 million compared to $5.5 million for the nine months ended September 30, 2012. The increase in Corporate expenses in 2013 is attributable to the relocation of certain of the Company’s executive offices from Bedford Heights, Ohio to Highland Hills, Ohio.

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

Operating Activities

For the nine months ended September 30, 2013, we generated $48.6 million of net cash from operations, of which $23.4 million was generated from operating activities and $25.2 million was generated from changes in working capital. For the nine months ended September 30, 2012, we used $15.2 million of net cash from operations, of which $30.3 million was generated from operating activities and $45.4 million was used for changes in working capital.

Net cash from operating activities totaled $23.4 million during the nine months ended September 30, 2013 and was generated from net income of $9.0 million and depreciation and amortization of $17.4 million, offset primarily by changes in long-term assets and liabilities. Net cash from operating activities totaled $30.3 million during the nine months ended September 30, 2012 and was primarily generated from net income of $12.4 million, and depreciation and amortization of $16.3 million.

Working capital at September 30, 2013 totaled $252.1 million, a $27.8 million decrease from December 31, 2012. The decrease was primarily attributable to a $44.3 million decrease in inventories (resulting from improved inventory turnover), offset by a $18.6 million increase in accounts receivable (resulting from higher sales during the third quarter of 2013 compared to the fourth quarter of 2012).

Investing Activities

Net cash used for investing activities was $9.6 million during the nine months ended September 30, 2013 compared to $20.1 million during the nine months ended September 30, 2012. The decrease is due to less planned capital expenditures in 2013. The 2013 capital expenditures were attributable to additional processing equipment at our existing facilities and the St. Paul, Minnesota facility expansion in our tubular and pipe products segment. In 2013, we plan for our annual capital spending to decrease from 2012 levels and to be less than our annual depreciation expense (approximately $20 million).

Financing Activities

During the nine months ended September 30, 2013, $40.8 million of cash was used for financing activities, which primarily consisted of $31.8 million of net repayments of borrowings under the revolver under our credit facility and $6.6 million of scheduled principal payments on our term loan. During the nine months ended September 30, 2012, cash from financing activities totaled $31.6 million, which primarily consisted of $40.6 million of net borrowings under the revolver under our credit facility, offset by $6.6 million of scheduled principal payments on our term loan.

Dividends paid were $0.7 million for both the nine months ended September 30, 2013 and 2012. In October 2013, our Board of Directors approved a regular quarterly dividend of $0.02 per share, which will be paid on December 16, 2013 to shareholders of record as of December 2, 2013. Regular dividend distributions in the future are subject to the availability of cash, the $2.5 million annual limitation on cash dividends under our credit facility and continuing determination by our Board of Directors that the payment of dividends remains in the best interest of our shareholders.

Debt Arrangements

In March, 2012, we amended our existing asset-based credit facility (ABL Credit Facility). The amendment provided for, among other things: (i) a reduction in the applicable margin for loans under our Loan and Security Agreement; (ii) additional revolving commitments to the borrowers in an aggregate principal amount of $50 million, which additional revolving commitments do not impact the borrowers’ incremental facilities; and (iii) permits certain transactions among the borrowers and Metales de Olympic, S. de R.L. de C.V., an indirect subsidiary of ours. The ABL Credit Facility consists of a revolving credit line of $315 million and a $64 million term loan, with monthly principal payments. At September 30, 2013, the term loan balance was reduced to $51.0 million. Revolver borrowings are limited to the lesser of a borrowing base, comprised of eligible receivables and inventories, or $315 million in the aggregate. The ABL Credit Facility matures on June 30, 2016.

The ABL Credit Facility requires us to comply with various covenants, the most significant of which include: (i) until maturity of the ABL Credit Facility, if any commitments or obligations are outstanding and our availability is less than the greater of $20 million, 12.5% of the aggregate amount of revolver commitments ($39.4 million at September 30, 2013), or 60% of the principal balance of the term loan then outstanding ($30.6 million at September 30, 2013), then we must maintain a ratio of EBITDA minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.10 to 1.00 for the most recent twelve fiscal month period; (ii) limitations on dividend payments; (iii) restrictions on additional indebtedness; and (iv) limitations on investments and joint ventures. Effective with the March 2012 amendment, we have the option to borrow under our revolver based on the agent’s base rate plus a premium ranging from 0.00% to 0.50% or the London Interbank Offered Rate (LIBOR) plus a premium ranging from 1.50% to 2.00%. The interest rate under the term loan is based on the agent’s base rate plus a premium ranging from 0.25% to 0.75% or LIBOR plus a premium ranging from 1.75% to 2.25%. The premiums for the revolver and term loan are based on revolver utilization.

As of September 30, 2013, $3.7 million of bank financing fees were included in “Prepaid expenses and other” and “Other long-term assets” on the accompanying Consolidated Balance Sheets. The financing fees are being amortized over the remaining term of the credit facility.

As of September 30, 2013, we were in compliance with our covenants and had approximately $90 million of availability under the ABL Credit Facility.

As part of the 2011 CTI acquisition, we assumed approximately $5.9 million of Industrial Revenue Bond indebtedness issued through the Stanly County, North Carolina Industrial Revenue and Pollution Control Authority (IRB). The bond matures in April 2018, with the option to provide principal payments annually on April 1st. The IRB bonds are remarketed annually and are included in “Current portion of long-term debt” on the accompanying Consolidated Balance Sheets. On April 1, 2013, we paid an optional principal payment of $0.8 million. Interest is payable monthly, with a variable rate that resets weekly. As a security for payment of the bonds, we obtained a direct pay letter of credit issued by JPMorgan Chase Bank, N.A. The letter of credit is reduced annually by the optional principal reduction amount. The interest rate at September 30, 2013 was 0.17% for the IRB debt.

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

Approximately 9.0% of our consolidated net sales in the first nine months of 2013 were directly related to automotive manufacturers or manufacturers of automotive components and parts. Historically, due to the concentration of customers in the automotive industry, our gross profits on these sales have generally been less than our gross profits on sales to customers in other industries.

Inflation generally affects us by increasing the cost of employee wages and benefits, transportation services, processing equipment, energy and borrowings under our credit facility. General inflation, excluding increases in the price of steel and increased distribution expense, has not had a material effect on our financial results during the past two years.

We are exposed to the impact of fluctuating metals prices and interest rate changes. During 2013 and 2012, we entered into nickel swaps at the request of certain customers. While these derivatives are intended to be effective in helping us manage risk, they have not been designated as hedging instruments. For certain customers, we enter into contractual relationships that entitle us to pass-through the economic effect of trading positions that we take with other third parties on our customers’ behalf. We are exposed to credit loss in the event of nonperformance by the other parties to the nickel swap. However, we do not anticipate nonperformance by the counterparties.

Our primary interest rate risk exposure results from variable rate debt. We have the option to enter into 30- to 180-day fixed base rate LIBOR loans under the ABL Credit Facility. We assumed an interest rate swap agreement on the $5.9 million IRB. The swap agreement matures in April 2018, and may be reduced annually by the amount of the optional principal payments on the IRB. The balance of the IRB hedge was $4.3 million as of September 30, 2013. In June 2012, the Company entered into a forward starting fixed rate interest rate hedge that commenced June 2013 in order to eliminate the variability of cash interest payments on approximately $53.2 million of outstanding LIBOR-based borrowings under the ABL Credit Facility. The hedge is reduced monthly by the principal payments on the term loan. The balance of the hedge was $51.0 million as of September 30, 2013. The hedge matures on June 1, 2016 and is reduced monthly by the principal payments on the term loan. The fixed rate interest rate hedge is accounted for as a cash flow hedging instrument for accounting purposes. The Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap and fixed interest rate hedge agreements. However, the Company does not anticipate nonperformance by the counterparties.

Item 4. Controls and Procedures

The evaluation required by Rule 13a-15 of the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q has been carried out under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. These disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in reports that are filed with or submitted to the SEC is: (i) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2013, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

OLYMPIC STEEL, INC.
(Registrant)

Date: October 31, 2013	By:	/s/ Michael D. Siegal
Michael D. Siegal
Chairman of the Board and Chief Executive Officer

By:	/s/ Richard T. Marabito
Richard T. Marabito
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description of Document	Reference
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document