Form 10-K
period 2013-12-31
OLYMPIC STEEL INC
filed 2014-02-27
CIK 917470

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

( X )	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For The Year Ended December 31, 2013

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For The Transition Period From _______________ To _______________

Commission File Number 0-23320

OLYMPIC STEEL, INC.

(Exact name of registrant as specified in its charter)

Ohio	34-1245650
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

22901 Millcreek Boulevard, Suite 650, Highland Hills, OH	44122
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code (216) 292-3800

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of each Exchange on which registered
Common Stock, without par value	The NASDAQ Stock Market LLC

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      Yes (   ) No (X)

As of June 28, 2013, the aggregate market value of voting stock held by nonaffiliates of the registrant based on the closing price at which such stock was sold on the Nasdaq Global Select Market on such date approximated $222,115,114.

The number of shares of common stock outstanding as of February 27, 2014 was 10,965,459.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days of the close of its fiscal year ended December 31, 2013, portions of which document shall be deemed to be incorporated by reference in Part III of this Annual Report on Form 10-K from the date such document is filed.

PART I

ITEM 1. BUSINESS

The Company

We are a leading metals service center that operates in two reportable segments; flat products and tubular and pipe products. We provide metals processing and distribution services for a wide range of customers. Our primary flat products focus is on the direct sale and distribution of large volumes of processed carbon, coated, aluminum and stainless flat-rolled sheet, coil and plate products. We sometimes refer to stainless and aluminum as specialty metals. Commencing with the July 1, 2011 acquisition of Chicago Tube and Iron Company, or CTI, we distribute metal tubing, pipe, bar, valves and fittings and fabricate pressure parts supplied to various industrial markets. Products that require more value-added processing generally have a higher gross profit. In addition, tubular and pipe products segment gross profits are generally higher than our traditional flat products segment gross profits. Accordingly, our overall gross profit is affected by, among other things, product mix, the amount of processing performed, the demand for and availability of metals, and volatility in selling prices and material purchase costs. We also perform toll processing of customer-owned metals. We sell certain products internationally, primarily in North, Central and South America. International sales are immaterial to our consolidated financial results and to the individual segments’ results.

Segment reporting information is contained in Note 17 of Notes to Consolidated Financial Statements, which can be found in Part II, Item 8 of this Annual Report on Form 10-K and which is incorporated herein by reference.

We are incorporated under the laws of the State of Ohio. Our executive offices are located at 22901 Millcreek Boulevard, Suite 650, Highland Hills, Ohio 44122. Our telephone number is (216) 292-3800, and our website address is www.olysteel.com. We are not including the information on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K.

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

End product manufacturers and other metals users seek to purchase metals on shorter lead times and with more frequent and reliable deliveries than can normally be provided by metals producers. Metals service centers generally have lower labor costs than metals producers and consequently process metals on a more cost-effective basis. In addition, due to this lower cost structure, metals service centers are able to handle orders in quantities smaller than would be economical for metals producers. The benefits to customers purchasing products from metals service centers include lower inventory levels, lower overall cost of raw materials, more timely response and decreased manufacturing time and expense. Customers also benefit from a lower investment in buildings and equipment, which allows them to focus on the engineering, assembly and marketing of their products. We believe that customers’ demands for just-in-time delivery have made the value-added inventory, processing and delivery functions performed by metals service centers increasingly important.

Corporate History

Our company was founded in 1954 by the Siegal family as a general steel service center. Michael Siegal, the son of one of the founders, began his career with us in the early 1970s and has served as our Chief Executive Officer since 1984, and as our Chairman of the Board of Directors since 1994. David Wolfort, our President and Chief Operating Officer, joined us as General Manager in 1984. In the late 1980s, our business strategy changed from a focus on warehousing and distributing steel from a single facility with no major processing equipment to a focus on growth, geographic and customer diversity and value-added processing. An integral part of our growth has been the acquisition and start-up of processing and sales operations, and the investment in processing equipment. In 1994, we completed an initial public offering and, in 1996, we completed a follow-on offering of our common stock. In July 2011, we acquired CTI, a private leading distributor of tubing, pipe, bar, valves, and fittings, which represents our tubular and pipe products segment.

Business Strategy and Objectives

We believe that the metals service center and processing industry is driven by four primary trends: (i) return of domestic manufacturing processes by North American original equipment manufacturers; (ii) shift by customers to fewer suppliers that are larger and financially strong; (iii) increased customer demand for more frequent, higher quality products and services; and (iv) consolidation and globalization of metals industry participants.

In recognition of these industry trends, our focus has been on achieving profitable geographic and product growth through the start-up and acquisition of service centers, processors, fabricators and related businesses, and investments in people, information systems, higher value-added processing equipment and services, while continuing our commitment to expanding and improving our operating efficiencies, sales and servicing efforts.

We are focusing on operational excellence initiatives in order to transform the order-to-delivery process by improving three key sub-systems:

Operating system: Focused on continuously improving processes through waste and variation elimination using Lean Six Sigma tools.

Cultural system: Focused on creating the environment to facilitate change and improve the way we work and create value.

Management system: Focused on creating the measurements and governance structure to support continuous improvement.

In addition, we are focused on specific operating objectives including: (i) investing in automation and value-added processing equipment; (ii) managing inventory turnover; (iii) maintaining targeted cash turnover rates; (iv) investing in technology and business information systems; (v) improving safety awareness; and (vi) improving on-time delivery and quality performance for our customers.

These operating objectives are supported by:

●	A set of core values, which are communicated, practiced and measured throughout the Company.
●

Our “flawless execution” program (Fe), which is an internal program that empowers employees to achieve profitable growth by delivering superior customer service and exceeding customer expectations and recognizes them for their efforts.

●	On-going business process enhancements and redesigns to improve efficiencies and reduce costs.
●	New systems and key metric reporting to focus managers on achieving specific operating objectives.
●	Alignment of compensation with the financial objectives and performance of the Company and the achievement of specific financial and operating objectives.

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

Investments and Acquisitions. We have invested in processing and automation equipment to support customer demand and to respond to the growing trend among original equipment manufacturers (our customers) to outsource non-core production processes, such as plate processing, machining, welding and fabrication, in order to concentrate on engineering, design and assembly. When the results of sales and marketing efforts and our financial justifications indicate that there is sufficient customer demand for a particular product, process or service, we may purchase equipment to satisfy that demand. We also evaluate our existing equipment to ensure that it remains productive, and we upgrade, replace, redeploy or dispose of equipment when necessary.

Investments in automated laser cutters, welding lines, paint lines, precision machining equipment, blanking lines, shot blasters, plate processing equipment and customized temper mills with heavy gauge cut-to-length capabilities have allowed us to further increase our higher value-added processing services.

On July 1, 2011, we acquired all of the outstanding common shares of CTI. CTI is our tubular and pipe products segment. CTI stocks, processes and fabricates metal tubing, pipe, bar, valves and fittings and pressure parts at operating facilities located primarily throughout the Midwestern United States. The acquisition of CTI enhances our commercial opportunities by adding new product offerings to an expanded customer base and by increasing our distribution footprint.

Our recent capital investments allowed us to further expand our processing and value-added services. In 2013, we opened a new facility in Latrobe, Pennsylvania and added tube and pipe distribution out of our Cleveland, Ohio and Monterey, Mexico facilities. Our new specialty metals facility in Streetsboro, Ohio became operational during the third quarter of 2012, and our new temper mill and cut-to-length line in Gary, Indiana became operational at the end of December 2011. Other capital expenditures were attributable to additional processing equipment at our existing facilities and building improvements to our new facilities.

Sales and Marketing. We believe that our commitment to quality, service, just-in-time delivery and field sales personnel has enabled us to build and maintain strong customer relationships. We continuously analyze our customer base to ensure that strategic customers are properly targeted and serviced, while focusing our efforts to supply and service our larger customers on a national basis, where we successfully service multi-location customers from multi-location Olympic facilities. We continue to service our customers with both flat and tubular and pipe products with cross-stocking of products in certain facilities.

We offer business solutions to our customers through value-added and value-engineered services. We also provide inventory stocking programs and in-plant Olympic Steel employees located at certain customer locations to help reduce customers’ costs. Our owned truck fleet further enhances our just-in-time deliveries based on our customers’ requirements.

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

Our sales efforts are further supported by metallurgists, engineers, technical service personnel and product specialists who have specific expertise in carbon and stainless steel, aluminum, alloy plate and steel fabrication as well as tubular and pipe products. Since 2009, we have expanded our stainless steel and aluminum products and added sales personnel to grow sales in these areas. Our services for specific customers also include integration into our internal business systems to provide cost efficiencies for both us and our customers.

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

Products, Processing Services and Quality Standards

We maintain inventory of carbon, stainless and aluminum coil, plate and sheet products, and tubular and pipe products. Coil is in the form of a continuous sheet, typically 36 to 96 inches wide, between 0.015 and 0.625 inches thick, and rolled into 10 to 30 ton coils. Because of the size and weight of these coils and the equipment required to move and process them into smaller sizes, such coils do not meet the requirements, without further processing, of most customers. Plate is typically thicker than coil and is processed by laser, plasma or oxygen burning.

Through our CTI subsidiary, we maintain inventory of round, square, and rectangular mechanical and structural tubing; hydraulic and stainless tubing; boiler tubing; carbon, stainless, and aluminum pipe; and valves and fittings. Overall, CTI maintains over 30,000 line items within its inventory. CTI provides a variety of value added services to its tube and pipe product line, including saw cutting, laser cutting, threading and grooving. CTI also fabricates boiler pressure components for the electric utility industry and other industrial applications.

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

The following table sets forth, as of December 31, 2013, the major pieces of processing equipment in operation by segment:

Processing Equipment	Flat Products	Tubular and Pipe Products	Total
Cutting-to-length	13	11	24
Slitting	8	-	8
Shearing	10	-	10
Blanking	4	-	4
Tempering	3	-	3
Plate processing	29	-	29
Laser processing	26	6	32
Forming	23	-	23
Machining	45	78	123
Painting	4	1	5
Tube processing	2	32	34
Finishing	25	3	28
Total	192	131	323

Our quality assurance system, led by certified specialists and engineers, establishes controls and procedures covering all aspects of our products from the time the material is ordered through receipt, processing and shipment to the customer. These controls and procedures encompass periodic supplier audits, customer satisfaction surveys, workshops with customers, inspection equipment and criteria, preventative actions, traceability and certification. We have quality testing labs adjacent to our temper mill facilities in Cleveland, Ohio and Bettendorf, Iowa.

In addition, 24 of our facilities have earned International Organization for Standardization (ISO) 9001:2008 certifications. Our Detroit operation is also TS-16949 certified. CTI has earned The American Society of Mechanical Engineers S Certification and The National Board of Boiler & Pressure Vessel Inspectors R Certification. We have met the requirements for ISO 14001 (environmental management) in most of our facilities. Our office building in Winder, Georgia has received Leadership in Energy and Environmental Design certification.

Customers and Distribution

We have a diverse customer and geographic base, which helps to reduce the inherent risk and cyclicality of our business. Net sales to our top three customers, in the aggregate, approximated 11.1%, 10.4% and 11.4% of our consolidated net sales in 2013, 2012 and 2011, respectively. We serve customers in metals consuming industries, including manufacturers and fabricators of transportation and material handling equipment, construction, mining and farm equipment, storage tanks, environmental and energy generation equipment, automobiles, food service and electrical equipment, military vehicles and equipment, as well as general and plate fabricators and metals service centers. The table below shows the percentage of our consolidated net sales to the largest industries for the past three years.

Industry	2013	2012	2011
Industrial machinery and equipment manufacturers and their fabricators	50.2%	50.1%	51.8%
Automobile manufacturers and their suppliers	8.9%	8.4%	8.7%
Residential and commercial construction	8.2%	6.1%	3.9%
Steel service centers	7.4%	7.6%	8.6%
All others <5%	25.3%	27.8%	27.0%

While we ship products throughout the United States, most of our customers are located in the midwestern, eastern and southern regions of the United States. Most domestic customers are located within a 250-mile radius of one of our processing facilities, thus enabling an efficient delivery system capable of handling a high frequency of short lead time orders. We transport our products directly to customers via our in-house truck fleet, which further supports our just-in-time delivery requirements imposed by our customers, and third-party trucking firms. Products sold to foreign customers, which have been immaterial to our consolidated results, are shipped either directly from metals producers to the customer or to an intermediate processor, and then to the customer by rail, truck or ocean carrier. With the addition of our facility in Monterrey, Mexico, we are able to stock material and service our customers in that country with shorter lead times.

We process our metals to specific customer orders as well as for stocking programs. Many of our larger customers commit to purchase on a regular basis at agreed upon or indexed prices for periods ranging from three to twelve months. To help mitigate price volatility risks, these price commitments are generally matched with corresponding supply arrangements, or to a lesser degree by nickel hedging. Customers notify us of specific release dates as the processed products are required. Customers typically notify us of release dates anywhere from a just-in-time basis to one month before the release date. Therefore, we are required to carry sufficient inventory to meet the short lead time and just-in-time delivery requirements of our customers. CTI produces engineered products for the industrial boiler industry. These products typically take several months to produce due to their size and complexity. Due to the time required for production, we may require progress payments throughout the construction period.

The current global economic environment has resulted in increased vendor scrutiny by our customers and potential customers. We believe our size, our strong financial position and our focus on quality and customer service are advantageous in maintaining our customer base and in securing new customers.

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

Inventory management is a key profitability driver in the metals service center industry. We, like many other metals service centers, maintain substantial inventories of metals to accommodate the short lead times and just-in-time delivery requirements of our customers. Accordingly, we purchase metals in an effort to maintain our inventory at levels that we believe to be appropriate to satisfy the anticipated needs of our customers based upon historic buying practices, contracts with customers and market conditions. Our commitments to purchase metals are generally at prevailing market prices in effect at the time we place our orders. We have no long-term, fixed-price metals purchase contracts, except for the pass-through nickel hedges. When metals prices increase, competitive conditions will influence how much of the price increase we can pass on to our customers. When metals prices decline, customer demands for lower prices and our competitors’ responses to those demands could result in lower sale prices and, consequently, lower gross profits and earnings as we use existing metals inventory.

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

The metals producing supply base has experienced significant consolidation, with a few suppliers accounting for a majority of the domestic carbon steel market. We purchased approximately 42% and 44% of our total metals requirements from our three largest suppliers in 2013 and 2012, respectively. Although we have no long-term supply commitments, we believe we have good relationships with each of our metals suppliers. If, in the future, we are unable to obtain sufficient amounts of metals on a timely basis, we may not be able to obtain metals from alternate sources at competitive prices. In addition, interruptions or reductions in our supply of metals could make it difficult to satisfy our customers’ just-in-time delivery requirements, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Management Information Systems

Information systems are an important component of our strategy. We have invested in technologies and human resources as a foundation for growth. We depend on our Enterprise Resource Planning (ERP) systems for financial reporting, management decision-making, inventory management, order tracking and fulfillment and production optimization. We continue to upgrade and consolidate our systems for optimal use of resources and to assure we are taking the best advantage of technology offerings.

Our information systems focus on the following core application areas:

Inventory Management. Our information systems track the status and cost of inventories by product, location and process on a daily basis. This information is essential to superior management of inventory.

Differentiated Services To Customers. Our information systems support value-added services to customers, including quality control and on-time delivery monitoring and reporting, just-in-time inventory management and shipping services.

E-Commerce and Advanced Customer Interaction. We are actively participating in electronic commerce initiatives to reduce processing cost and time. In addition to full electronic data interchange (EDI) capabilities with our customers and vendors, we also have implemented extranet sites for specific customers, which are integrated with our internal business systems.

System and Process Enhancements. We have completed development of business system alternatives to replace our legacy information systems and have successfully implemented new ERP systems at most of our major locations and have decommissioned two legacy systems as of December 31, 2013. We continue to roll out these new systems to provide streamlined business processes, enhanced inventory management, production cost, and sales information, and reduced technical support requirements. Our business analysts work with our ISO quality team to identify opportunities for efficiency and improved customer service. We collaborate across the metal supply chain, working with metal producers, service providers, customers, and industry-sponsored organizations to develop industry processing standards to drive cost out of the supply chain.

Information security and continuous availability of information processing are of highest priority. Our information professionals employ proven security and monitoring practices and tools. In case of physical emergency or threat, our new ERP systems, accounting system, internet and communications systems are duplicated at a secure off-site computing facility, with migration of our other systems now in progress.

Employees

At December 31, 2013, we employed approximately 1,790 people. Approximately 333 of the hourly plant personnel are represented by ten separate collective bargaining units. The table below shows the expiration dates of the collective bargaining agreements.

Facility	Expiration date
Duluth, Minnesota	December 21, 2014
Locust, North Carolina	March 4, 2015
Romeoville, Illinois	May 31, 2015
Minneapolis coil, Minnesota	September 30, 2015
Indianapolis, Indiana	January 29, 2016
Minneapolis plate, Minnesota	March 31, 2017
Detroit, Michigan	August 31, 2017
St. Paul, Minnesota	May 25, 2018
Milan, Illinois	August 12, 2018
Kansas City, Missouri	November 18, 2018

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

Seasonality

Seasonal factors may cause demand fluctuations within the year which could impact our results of operations. However, due to our diverse customer and geographic base our operations have not shown any material seasonal trends. Typically, the first half of the year is stronger than the second half of the year, as it contains more ship days and is not impacted by the seasonal shut-downs in July, November and December due to holidays.

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

Backlog

Because we conduct our operations generally on the basis of short-term orders, we do not believe that backlog is a material or meaningful indicator of future performance.

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

Forward-Looking Information

This Annual Report on Form 10-K and other documents we file with the SEC contain various forward-looking statements that are based on current expectations, estimates, forecasts and projections about our future performance, business, our beliefs and our management’s assumptions. In addition, we, or others on our behalf, may make forward-looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, conferences, webcasts, phone calls and conference calls. Words such as “may,” “will,” “anticipate,” “should,” “intend,” “expect,” “believe,” “estimate,” “project,” “plan,” “potential,” and “continue,” as well as the negative of these terms or similar expressions are intended to identify forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those implied by such statements including, but not limited to, those set forth in Item 1A (Risk Factors) below and the following:

●	general and global business, economic, financial and political conditions, including the ongoing effects of the global economic recovery;
●	access to capital and global credit markets;
●	competitive factors such as the availability, global production levels and pricing of metals, industry shipping and inventory levels and rapid fluctuations in customer demand and metals pricing;
●	cyclicality and volatility within the metals industry;
●	the ability of our customers (especially those that may be highly leveraged, and those with inadequate liquidity) to maintain their credit availability;
●	the ability of our newer locations to achieve expected results;
●	events or circumstances that could adversely impact the successful operation of our processing equipment and operations;
●	the ability to comply with the terms of our asset-based credit facility and to make the required term loan payments;
●	the ability of our customers and third parties to honor their agreements related to derivative instruments;
●	customer, supplier and competitor consolidation, bankruptcy or insolvency;
●	reduced production schedules, layoffs or work stoppages by our own or our suppliers’ or customers’ personnel;
●	the success of union contract renewals;
●	the availability and costs of transportation and logistical services;
●	the amounts, successes and our ability to continue our capital investments and strategic growth initiatives and our business information system implementations;
●	the successes of our operational excellence initiatives to improve our operating systems, cultural systems and management systems;
●

the successes of our strategic efforts and initiatives to increase sales volumes, maintain or improve working capital turnover and free cash flows, manage inventory turnover; improve our customer service, and achieve cost savings;

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

Our principal raw materials are carbon, coated and stainless steel, and aluminum, pipe and tube, flat rolled coil, sheet and plate that we typically purchase from multiple primary metals producers. The metals industry as a whole is cyclical and, at times, pricing and availability of metals can be volatile due to numerous factors beyond our control, including general domestic and international economic conditions, labor costs, sales levels, competition, levels of inventory held by other metals service centers, consolidation of metals producers, higher raw material costs for the producers of metals, import duties and tariffs and currency exchange rates. This volatility can significantly affect the availability and cost of raw materials for us.

We, like many other metals service centers, maintain substantial inventories of metals to accommodate the short lead times and just-in-time delivery requirements of our customers. Accordingly, we purchase metals in an effort to maintain our inventory at levels that we believe to be appropriate to satisfy the anticipated needs of our customers based upon historic buying practices, supply agreements with customers and market conditions. Our commitments to purchase metals are generally at prevailing market prices in effect at the time we place our orders. We have no long-term, fixed-price metals purchase contracts, except for the nickel hedges. When metals prices increase, competitive conditions will influence how much of the price increase we can pass on to our customers. To the extent we are unable to pass on future price increases in our raw materials to our customers, the net sales and profitability of our business could be adversely affected. When metals prices decline, customer demands for lower prices and our competitors’ responses to those demands could result in lower sale prices and, consequently, lower gross profits and inventory lower of cost or market adjustments as we use existing inventory. Significant or rapid declines in metals prices or reductions in sales volumes could adversely impact our ability to remain in compliance with certain financial covenants in our revolving credit facility, as well as result in us incurring inventory or goodwill impairment charges. Changing metals prices therefore could significantly impact our net sales, gross profit, operating income and net income, and could impair or adversely impact the carrying value of any of our assets.

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

We sell our products in a variety of industries, including capital equipment manufacturers for industrial, agricultural and construction use, the automotive industry, the utilities industry, and manufacturers of fabricated metals products. Our largest category of customers is producers of industrial machinery and equipment. Numerous factors, such as general economic conditions, government stimulus or regulation, availability of adequate credit and financing, consumer confidence, significant business interruptions, labor shortages or work stoppages, energy prices, seasonality, customer inventory levels and other factors beyond our control, may cause significant demand fluctuations from one or more of these industries. Any decrease in demand within one or more of these industries may be significant and may last for a lengthy period of time. In periods of economic slowdown or recession in the United States, excess customer or service center inventory or a decrease in the prices that we can realize from sales of our products to customers in any of these industries could result in lower sales, gross profits and profitability.

Approximately 8.9% of our 2013 consolidated net sales were to automotive manufacturers or manufacturers of automotive components and parts, whom we refer to as automotive customers. Historically, due to the concentration of customers in the automotive industry, our gross profits on these sales have generally been less than our gross profits on sales to customers in other industries.

Our success is dependent upon our relationships with certain key customers.

We have derived and expect to continue to derive a significant portion of our revenues from a relatively limited number of customers. Collectively, our top three customers accounted for approximately 11.1% and 10.4% of our consolidated net sales in 2013 and 2012, respectively. Many of our larger customers commit to purchase on a regular basis at agreed upon prices over periods from three to twelve months. We generally do not have long-term contracts with our customers. As a result, the relationship, as well as particular orders, can generally be terminated with relatively little advance notice. The loss of any one of our major customers or decrease in demand by those customers or credit constraints placed on them could have a material adverse effect on our business, our results of operations and our cash flows.

Our newer locations may be unable to achieve expected results, and events or circumstances that could adversely impact the successful operation of our newer processing equipment and operations could have a material adverse effect on our results of operations.

We have invested in new facilities and new processing equipment to support customer demand. Although we have successfully integrated new facilities and installed new processing equipment in the past, we can provide no assurance that the recent integrations and installations will be successful, or achieve expected results. Risks associated with the integration and installations include, but are not limited to:

●	a significant use of management and employee time;
●	the possibility that the performance of the new facilities and new equipment does not meet expectations; and
●	the possibility that disruptions from the integration and installations may make it difficult for us to maintain relationships with our respective customers, employees or suppliers.

Difficulties associated with the integration of new facilities and installations of new processing equipment could adversely affect our business, our customer service, our results of operations and our cash flows.

Customer and third-party credit constraints and credit losses could have a material adverse effect on our results of operations.

Some of our customers may experience difficulty obtaining and/or maintaining credit availability. In particular, certain customers that are highly leveraged represent an increased credit risk. Some customers have reduced their purchases because of these credit constraints. Moreover, our disciplined credit policies have, in some instances, resulted in lost sales. If we have misjudged our credit estimations and they result in future credit losses, lost sales or lost customers, there could be a material adverse effect on our business, financial condition, results of operations, cash flows and our allowance for doubtful accounts.

Our implementation of new information systems could adversely affect our results of operations and cash flows.

We are in the process of implementing new information systems and eliminating our legacy operating systems into the new systems. The objective is to standardize and streamline business processes and improve support for our growing service center and fabrication business. Risks associated with the phased implementation include, but are not limited to:

●	a significant deployment of capital and a significant use of management and employee time;
●	the possibility that the software vendors may not be able to support the project as planned;
●	the possibility that the timelines, costs or complexities related to the new system implementations will be greater than expected;
●	the possibility that the software, once fully implemented, does not work as planned;
●	the possibility that benefits from the new systems may be less or take longer to realize than expected;
●	the possibility that disruptions from the implementation may make it difficult for us to maintain relationships with our respective customers, employees or suppliers; and
●	limitations on the availability and adequacy of proprietary software or consulting, training and project management services, as well as our ability to retain key personnel assigned to the project.

Although we have successfully initiated use of the new systems at most of our locations, we can provide no assurance that the rollout to the remaining locations will be successful or will occur as planned and without disruption to operations. Difficulties associated with the design and implementation of new information systems could adversely affect our business, our customer service, our results of operations and our cash flows.

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

Historically, we have grown internally by increasing sales and services to our existing customers, aggressively pursuing new customers and services, building or purchasing new facilities and acquiring and upgrading processing equipment in order to expand the range of customer services and products that we offer. In addition, we have grown through the acquisition of other service centers and related businesses. We intend to actively pursue our growth strategy in the future.

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

In March 2012, we amended the agreement governing our credit facility. We expect to finance our future and in-process growth initiatives through borrowings under our credit facility, which matures on June 30, 2016. However, our credit facility may not be sufficient or available to finance our growth initiatives, and we may have to find additional sources of financing. It may be difficult for us in the future to obtain the necessary funds and liquidity to run and expand our business.

Additionally, if we incur substantial additional debt, including under our credit facility, our leverage could increase as could the risks associated with such leverage. A high degree of leverage could have important consequences to us. For example, it could:

●	increase our vulnerability to adverse economic and industry conditions;
●

require us to dedicate a substantial portion of cash from operations to the payment of debt service, thereby reducing the availability of cash to fund working capital, capital expenditures, dividends and other general corporate purposes;

●	limit our ability to obtain additional financing for working capital, capital expenditures, general corporate purposes or acquisitions;
●	place us at a disadvantage compared to our competitors that are less leveraged; and
●	increase our costs and limit our flexibility in planning for, or reacting to, changes in our business.

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

We may not achieve the expected results of our Operational Excellence initiatives.

We are in the process of an Operational Excellence initiative, which is expected to improve our operating systems, cultural systems and management systems. The initiative is focused on continuously improving processes through waste and variation elimination using Lean Six Sigma tool. The risks associated with this initiative include, but are not limited to:

●	a significant use of management and employee time;
●	the possibility that the initiative does not meet expectations; and
●	the possibility that the initiative does not provide the expected economic results.

Difficulties associated with our Operational Excellence initiative could adversely affect our business, our customer service, our results of operations and our cash flows

Labor disruptions at any of our facilities or those of major customers could adversely affect our business, results of operations and financial condition.

At December 31, 2013, we employed approximately 1,790 people. Approximately 333 of the hourly plant personnel are represented by ten separate collective bargaining units. Any prolonged work stoppages by our personnel represented by collective bargaining units could have a material adverse impact on our business, financial condition, results of operations and cash flows.

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

In recent years, the metals producing supply base has experienced significant consolidation with a few domestic producers accounting for a majority of the domestic metals market. Collectively, we purchased approximately 42% and 44% of our total metals requirements from our three largest suppliers in 2013 and 2012, respectively. The number of available suppliers could be reduced in the future by factors such as further industry consolidation or bankruptcies affecting metals suppliers. Additionally, fewer available suppliers increases the risk of supply disruption through both scheduled and unscheduled supplier outages. We have no long-term supply commitments with our metals suppliers. If, in the future, we are unable to obtain sufficient amounts of metals on a timely basis, we may not be able to obtain metals from alternate sources at competitive prices. In addition, interruptions or reductions in our supply of metals could make it difficult to satisfy our customers’ just-in-time delivery requirements, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Conversely, the addition of new mill sources and decreased domestic demand could lead to domestic over capacity, which could lead to a decrease in steel prices.

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

We expect to continue to be subject to environmental and health and safety laws and regulations. It is difficult to predict the future interpretation and development of environmental and health and safety laws and regulations or their impact on our future earnings and operations. We anticipate that compliance will continue to require increased capital expenditures and operating costs. Any increase in these costs, or unanticipated liabilities arising for example out of discovery of previously unknown conditions or more aggressive enforcement actions, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Risks Related to Our Common Stock

The market price for our common stock may be volatile.

Historically, there has been volatility in the market price for our common stock. Furthermore, the market price of our common stock could fluctuate substantially in the future in response to a number of factors, including, but not limited to, the risk factors described herein. Examples include:

●	changes in commodity prices, especially metals;
●	announcement of our quarterly operating results or the operating results of other metals service centers;
●	changes in financial estimates or recommendations by stock market analysts regarding us or our competitors;
●	the operating and stock performance of other companies that investors may deem comparable;
●	developments affecting us, our customers or our suppliers;
●	press releases, earnings releases or publicity relating to us or our competitors or relating to trends in the metals service center industry;
●	inability to meet securities analysts’ and investors’ quarterly or annual estimates or targets of our performance;
●	sales of our common stock by large shareholders;
●	the amount of shares acquired for short-term investments;
●	general domestic or international economic, market and political conditions;
●	changes in the legal or regulatory environment affecting our business; and
●	announcements by us or our competitors of significant acquisitions, dispositions or joint ventures, or other material events impacting the domestic or global metals industry.

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

Certain provisions contained in our Amended and Restated Articles of Incorporation and Amended and Restated Code of Regulations and Ohio law could delay or prevent the removal of directors and other management and could make a merger, tender offer or proxy contest involving us that you may consider to be in your best interest more difficult. For example, these provisions:

●	allow our Board of Directors to issue preferred stock without shareholder approval;
●	provide for our Board of Directors to be divided into two classes of directors serving staggered terms;
●	limit who can call a special meeting of shareholders; and
●	establish advance notice requirements for nomination for election to the Board of Directors or for proposing matters to be acted upon at shareholder meetings.

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

Michael D. Siegal, our Chief Executive Officer and Chairman of the Board and one of our largest shareholders, owned approximately 11.4% of our outstanding common stock as of December 31, 2013. Mr. Siegal may have the ability to significantly influence matters requiring shareholder approval. In deciding how to vote on such matters, Mr. Siegal may be influenced by interests that conflict with yours.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

In 2013, we relocated our executive office suite from Bedford Heights, Ohio to an 8,600 square foot leased facility in Highland Hills, Ohio. The new corporate office suite houses executives responsible for the strategic direction and oversight of all of the Company's combined operations including its flat product and tubular and pipe products segments, as well as our growing specialty metals product line. The lease expires on August 31, 2023.

We believe that our properties are strategically situated relative to our domestic suppliers, our customers and each other, allowing us to support customers from multiple locations. This enables us to provide inventory and processing services, which are available at one operation but not another. Product is shipped from the most advantageous facility, regardless of where the customer order is taken. The facilities are located in the hubs of major metals consumption markets, and within a 250-mile radius of most of our customers, a distance approximating the one-day driving and delivery limit for truck shipments. The following table sets forth certain information concerning our principal properties within our flat products and tubular and pipe products segments:

Flat Products Segment Facilities
Operation	Location	Square Feet	Function	Owned or Leased
Cleveland	Bedford Heights, Ohio (1)	127,000	Corporate offices, coil processing and distribution center	Owned
	Bedford Heights, Ohio (1)	121,500	Coil and plate processing, distribution center for flat, tubular and pipe products and offices	Owned
	Bedford Heights, Ohio (1)	59,500	Plate processing, distribution center and offices	Leased (2)
	Dover, Ohio	62,000	Plate processing, fabrication and distribution center	Owned
Minneapolis	Plymouth, Minnesota	196,800	Coil and plate processing, distribution center and offices	Owned
	Plymouth, Minnesota	112,200	Plate processing, fabrication, distribution center and offices	Owned
	Roseville, Minnesota	57,000	Distribution center for flat and tubular and pipe products	Leased (3)
Chambersburg	Chambersburg, Pennsylvania	157,000	Plate processing, distribution center and offices	Owned
	Chambersburg, Pennsylvania	150,000	Plate processing, fabrication, distribution center and offices	Owned
Iowa	Bettendorf, Iowa	244,000	Coil and plate processing, fabrication, distribution center and offices	Owned
	Kansas City, Missouri	43,000	Distribution center and offices	Leased (4)
Winder	Winder, Georgia	285,000	Coil and plate processing, distribution center and offices	Owned
Detroit	Detroit, Michigan	256,000	Coil processing, distribution center and offices	Owned
Kentucky	Mt. Sterling, Kentucky	100,000	Plate processing and distribution center	Owned
	Mt. Sterling, Kentucky	107,000	Distribution center for flat and tubular and pipe products, offices	Owned (5)
Gary	Gary, Indiana	183,000	Coil processing, distribution center and offices	Owned
Connecticut	Milford, Connecticut	134,000	Coil processing, distribution center and offices	Owned
Chicago	Schaumburg, Illinois	80,500	Coil and sheet processing, distribution center and offices	Owned
North Carolina	Siler City, North Carolina	74,000	Plate processing, fabrication, distribution center and offices	Owned
Streetsboro	Streetsboro, Ohio	66,200	Coil and sheet processing, distribution center and offices	Owned
	Latrobe, Pennsylvania	43,200	Coil and sheet processing, distribution center	Leased (6)
Washington	Moses Lake, Washington	50,100	Distribution center	Leased (7)

Flat Products Segment Facilities
Operation	Location	Square Feet	Function	Owned or Leased
Mexico	Monterrey, Mexico	15,000	Distribution center for flat, tubular and pipe products	Leased (8)

(1)	The Bedford Heights facilities are all adjacent properties.
(2)	This facility is leased from a related party. The lease expires on December 31, 2018 with renewal options.
(3)	The lease on this facility expires on November 30, 2016, with renewal options.
(4)	The lease on this facility expires on August 31, 2014, with an option to purchase.
(5)	50% of the facility is leased to an unrelated party whose lease expires on December 31, 2014.
(6)	The lease on this facility expires on May 1, 2016.
(7)

The Moses Lake location is comprised of four different facilities. The leases on these facilities expire on February 28, 2014, March 31, 2014, November 30, 2014 and January 4, 2015, with renewal options.

(8)	The lease on this facility expires on June 1, 2014, with an annual renewal option.

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

Tubular and Pipe Products Segment Locations
Operation	Location	Square Feet	Function	Owned or Leased

Chicago	Romeoville, Illinois	363,000	Corporate offices, fabrication and distribution center	Owned
St. Paul	St. Paul, Minnesota	132,000	Distribution center and offices	Owned
Charlotte	Locust, North Carolina	127,600	Fabrication and offices	Owned
Fond du Lac	Fond du Lac, Wisconsin	117,000	Distribution center and offices	Owned
Indianapolis	Indianapolis, Indiana	79,000	Distribution center and offices	Owned
Quad Cities	Milan, Illinois	57,600	Distribution center and offices	Owned
Des Moines	Ankeny, Iowa	50,000	Distribution center and offices	Owned
Duluth	Duluth, Minnesota	32,400	Distribution center and offices	Leased (1)
Owatonna cutting	Owatonna, Minnesota	23,000	Production cutting center	Owned

(1)	The lease on this facility expires on November 30, 2014.

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

Michael D. Siegal, age 61, has served as our Chief Executive Officer since 1984, and as Chairman of our Board of Directors since 1994. From 1984 until January 2001, he also served as our President. He has been employed by us in a variety of capacities since 1974. He is the Chair of the Board of Trustees Jewish Federations in North America. He is also the former Board Chair of the Jewish Federation of Cleveland and currently serves on the Development Corporation for Israel and the Rock and Roll Hall of Fame and Museum, in Cleveland, Ohio.

David A. Wolfort, age 61, has served as our President since January 2001 and Chief Operating Officer since 1995. He has been a director since 1987. He previously served as Vice President Commercial from 1987 to 1995, after having joined us in 1984 as General Manager. Prior thereto, he spent eight years with a primary steel producer in a variety of sales assignments. Mr. Wolfort is a past director of the Metals Service Center Institute and previously served as Chairman of its Political Action Committee and Governmental Affairs Committee. He is a trustee of the Board of the Musical Arts Association (Cleveland Orchestra) and of Ohio University and serves as the Chairman of its Academic Committee and is a member of the Executive Committee. He also serves as a member of the United States International Trade Committee for Steel (ITAC).

Richard T. Marabito, age 50, serves as our Chief Financial Officer. He joined us in 1994 as Corporate Controller and served in this capacity until being named Chief Financial Officer in March 2000. He also served as Treasurer from 1994 through 2002 and again from 2010 through 2012. Prior to joining us, Mr. Marabito served as Corporate Controller for a publicly traded wholesale distribution company and was employed by a national accounting firm in its audit department. Mr. Marabito served as a board member and Audit Committee Chairman for Hawk Corporation (ASE: HWK) from 2008 until Hawk was sold in November 2010, and is a Governance board member and Treasurer of the Make-A-Wish Foundation of Ohio, Kentucky and Indiana. Mr. Marabito serves on the Board of Trustees and as Treasurer for Hawken School in Cleveland, Ohio. He is also a director and Executive Committee member of the Metals Service Center Institute and is a past Chairman of its Foundation for Education and Research.

Richard A. Manson, age 45, has served as our Vice President and Treasurer since January 2013 and has been employed by us since 1996.  From March 2010 through December 2012, he served as our Vice President of Human Resources and Administration.  From January 2003 through March 2010, he served as our Treasurer and Corporate Controller.  From 1996 through 2002, he served as our Director of Taxes and Risk Management.  Prior to joining us, Mr. Manson was employed for seven years by a national accounting firm in its tax department.  Mr. Manson is a Board Member and the Treasurer of the West Side Catholic Center. He also serves on the Board of Directors of the Boys and Girls Clubs of Cleveland and the Cleveland Catholic Cemeteries Association.  Mr. Manson is a certified public accountant and member of the Ohio Society of Certified Public Accountants and the American Institute of Certified Public Accountants.

Donald McNeeley, age 59, has served as the President and CEO of CTI, a wholly owned subsidiary of Olympic Steel, Inc., since the acquisition on July 1, 2011.   He joined CTI in 1972 and has held several operational and executive positions within the company. After serving as CTI’s Vice President of Operations and subsequently Executive Vice President, in 1990, Dr. McNeeley was appointed President and Chief Operating Officer. He is a former Chairman of the Metals Service Center Institute.  Dr. McNeeley is an adjunct professor at Northwestern University where he teaches in the graduate engineering program.  He serves on the board of directors of Saulsbury Industries in Odessa, Texas, where he chairs the Audit Committee. Dr. McNeeley also serves on the board of directors of Vail Rubber Industries in St. Joseph, Michigan, and is a former director of The Committee for Monetary Research in Greenwich, Connecticut.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock trades on the Nasdaq Global Select Market under the symbol “ZEUS.” The following table sets forth, for each quarter in the two-year period ended December 31, 2013, the high and low sales prices of our common stock as reported by the Nasdaq Global Select Market:

	2013		2012
	High	Low	High	Low
First quarter	$25.39	$18.52	$28.31	$21.78
Second quarter	26.83	19.54	25.02	15.00
Third quarter	29.48	24.46	19.20	14.77
Fourth quarter	31.68	24.56	22.21	16.61

Holders of Record

As of February 1, 2014, we estimate there were approximately 50 holders of record and 4,715 beneficial holders of our common stock.

Dividends

During 2013, our Board of Directors approved regular quarterly dividends of $0.02 per share that were paid on March 15, 2013, June 17, 2013, September 16, 2013 and December 16, 2013.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended December 31, 2013.

Recent Sales of Unregistered Securities

We did not have any unregistered sales of equity securities during the quarter ended December 31, 2013.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected financial and other data of the Company for each of the five years in the period ended December 31, 2013. The data presented should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

	For the Years Ended December 31,

	2013	2012	2011	2010	2009
	(in thousands, except per share data)

Income Statement Data:
Net sales	$1,263,331	$1,383,701	$1,261,872	$805,043	$523,395
Cost of materials sold	999,207	1,113,852	1,008,462	650,398	502,134
Gross profit (a)	264,124	269,849	253,410	154,645	21,261
Operating expenses (b)	244,469	251,400	208,942	148,543	118,588
Operating income (loss)	19,655	18,449	44,468	6,102	(97,327)
Interest and other expense on debt	6,703	8,357	5,953	2,305	2,217
Income (loss) before income taxes	12,924	10,139	37,485	3,797	(99,544)
Net income (loss)	$7,647	$2,277	$24,970	$2,132	$(61,228)

Per Share Data:
Net income (loss) - basic (c)	$0.69	$0.21	$2.28	$0.20	$(5.62)
Net income (loss) - diluted	0.69	0.21	2.28	0.20	(5.62)
Dividends declared	$0.08	$0.08	$0.08	$0.08	$0.11

Shares Outstanding:
Weighted average shares - basic	11,065	10,989	10,937	10,905	10,887
Weighted average shares - diluted	11,074	10,995	10,951	10,918	10,887

Balance Sheet Data (as of December 31):
Current assets	$417,631	$422,377	$420,859	$298,809	$214,617
Current liabilities	165,633	142,442	139,575	102,625	66,254
Working capital	251,998	279,935	281,284	196,184	148,363
Total assets	697,349	705,994	707,499	429,438	338,294
Total debt	199,269	241,711	244,123	55,235	-
Shareholders' equity	$298,616	$289,857	$286,576	$261,638	$259,612

The data in the table above includes CTI information since the acquisition on July 1, 2011.

(a)	Gross profit is calculated as net sales less the cost of materials sold (includes inventory lower of cost or market adjustment in 2009 of $81,063 and LIFO income of $3,572 in 2013).
(b)

Operating expenses are calculated as total costs and expenses less the cost of materials sold (and the inventory lower of cost or market adjustment in 2009 and LIFO income in 2013). 2012 operating expenses include $6,583 of goodwill impairment charges related to the Company’s flat products segment.

(c)	Calculated by dividing net income (loss) by weighted average shares outstanding.

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

Overview

We are a leading metals service center that operates in two reportable segments; flat products and tubular and pipe products. We provide metals processing and distribution services for a wide range of customers. Our primary flat products focus is on the direct sale and distribution of large volumes of processed carbon, coated, aluminum and stainless flat-rolled sheet, coil and plate products. We sometimes refer to stainless and aluminum as specialty metals. Commencing with the July 1, 2011 acquisition of Chicago Tube and Iron Company, or CTI, we distribute metal tubing, pipe, bar, valves and fittings and fabricate pressure parts supplied to various industrial markets. Products that require more value-added processing generally have a higher gross profit. In addition, tubular and pipe products segment gross profits are generally higher than our traditional flat products segment gross profits. Accordingly, our overall gross profit is affected by, among other things, product mix, the amount of processing performed, the demand for and availability of metals, and volatility in selling prices and material purchase costs. We also perform toll processing of customer-owned metals. We sell certain products internationally, primarily in North, Central and South America. International sales are immaterial to our consolidated financial results and to the individual segments’ results.

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

Commencing with the first quarter of 2013, corporate expenses are now reported as a separate line item in the segment reporting. Corporate expenses include the unallocated expenses related to managing the entire Company (i.e., both segments), including payroll expenses for certain personnel, expenses related to being a publicly traded entity such as board of directors expenses, audit expenses, and various other professional fees. Prior to 2013, these expenses were included in the flat products segment’s operating results. The 2012 and 2011 financial information has been revised to reflect the new reporting structure.

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

Results of Operations

2013 Compared to 2012

The following table sets forth certain consolidated income statement data for the years ended December 31, 2013 and 2012 (dollars shown in thousands):

	2013		2012
	$	% of net sales	$	% of net sales
Net sales	$1,263,331	100.0	$1,383,701	100.0
Cost of materials sold (a)	999,207	79.1	1,113,852	80.5
Gross profit (b)	264,124	20.9	269,849	19.5
Operating expenses (c)	244,469	19.3	251,400	18.2
Operating income	19,655	1.6	18,449	1.3
Other income (loss), net	(28)	(0.0)	47	0.0
Interest and other expense on debt	6,703	0.6	8,357	0.6
Income before income taxes	12,924	1.0	10,139	0.7
Income taxes	5,277	0.4	7,862	0.5
Net income	$7,647	0.6	$2,277	0.2

(a) Includes $3,572 of LIFO income for 2013 (inclusive of a $1,932 out-of-period LIFO adjustment recorded in 2013)
(b) Gross profit is calculated as net sales less the cost of materials sold.

(c) Operating expenses are calculated as total costs and expenses less the cost of materials sold. 2012 operating expenses include $6,583 of goodwill impairment charges related to the Company's flat-product segment.

Net sales decreased 8.7% to $1.3 billion in 2013 from $1.4 billion in 2012. Flat products net sales decreased 9.8%, or $111 million, and were 81.3% of total net sales in 2013 compared to 82.2% in 2012. Tubular and pipe products net sales declined 3.7%, or $9 million, and were 18.7% of total net sales in 2013 compared to 17.8% of total net sales in 2012. The decrease in sales for the year ended December 31, 2013 was due to a 4.1% decline in consolidated sales volume as well as a 4.8% decline in consolidated average selling prices in 2013 compared to 2012.

Cost of materials sold decreased 10.3% to $1.0 billion in 2013 from $1.1 billion in 2012. The decrease in cost of materials sold during 2013 was due to a 4.1% decline in consolidated sales volume as well as a 6.4% decline in consolidated cost of materials sold in 2013 compared to 2012. In the first quarter of 2013, we made an out-of-period adjustment to record previously unrecognized last-in, first-out (LIFO) income, which resulted in a decrease to cost of materials sold of $1.9 million. The total impact of LIFO income in 2013 was a $3.6 million decrease to cost of materials sold.

As a percentage of net sales, gross profit (as defined in footnote (b) in the table above) increased to 20.9% in 2013 from 19.5% in 2012. Gross profit as a percentage of sales increased in both segments. The impact of LIFO income increased gross profit by 0.3% of sales in 2013. The increase in gross profit during 2013 was primarily due to the cost of materials sold decreasing more than selling prices, as well as the impact of LIFO income.

Operating expenses in 2013 decreased $6.9 million, or 2.8%, from 2012. As a percentage of net sales, operating expenses increased to 19.3% in 2013 from 18.2% in 2012. The decrease in operating expenses resulted primarily from a $6.6 million goodwill impairment charge related to the flat products segment’s Southern region that was included in operating expenses in 2012. During 2013, expenses related to medical claims and workers compensation expenses increased $1.0 million over 2012. These expenses are included in “Warehouse and processing”, “Administrative and general” and “Selling” on the accompanying Consolidated Statements of Comprehensive Income. Selling expenses decreased $2.7 million in 2013 compared to 2012 as a result of decreased variable compensation, decreased discretionary spending and decreased bad debt expense. Depreciation and occupancy expense increased $2.1 million in 2013 as a result of our recent capital spending on new facilities and new processing equipment at existing facilities. We continue to monitor and control our expenses, especially headcount, temporary labor and overtime and discretionary spending to ensure alignment with our sales and operating income.

Interest and other expense on debt totaled $6.7 million in 2013 compared to $8.4 million in 2012. Our effective borrowing rate, exclusive of deferred financing fees and commitment fees, was 2.3% in 2013 compared to 2.7% in 2012. The decrease in interest and other expense on debt in 2013 was primarily attributable to lower average borrowings and lower rate premiums under our credit facility.

For 2013, income before income taxes totaled $12.9 million compared to income before income taxes of $10.1 million in 2012. 2013 included LIFO income of $3.6 million, inclusive of an out-of-period LIFO income adjustment of $1.9 million recorded in the first quarter of 2013.

An income tax provision of 40.8% was recorded for 2013, compared to an income tax provision of 77.5% in 2012. The 2012 effective income tax rate was unusually high due to the non-deductibility of the goodwill impairment charge and the impact of permanent non-deductible tax items applied to a low pre-tax income level in 2012. We expect our 2014 income tax rate to approximate 39%.

Net income for 2013 totaled $7.6 million or $0.69 per basic and diluted share, compared to net income of $2.3 million or $0.21 per basic and diluted share for 2012. The impact of LIFO income in 2013 increased earnings per share by $0.19 per basic and diluted shares. The out-of-period LIFO income adjustment accounted for $0.10 per basic and diluted share of the increase.

Segment Results of Operations

Flat products

The following table sets forth certain income statement data for the flat products segment for the years ended December 31, 2013 and 2012 (dollars shown in thousands, except per ton data):

	2013		2012
		% of net sales		% of net sales
Direct tons sold	1,007,511		1,061,603
Toll tons sold	81,226		80,866
Total tons sold	1,088,737		1,142,469

Net sales	$1,026,769	100.0	$1,138,063	100.0
Average selling price per ton	943		996
Cost of materials sold	834,994	81.3	941,192	82.7
Gross profit (a)	191,775	18.7	196,871	17.3
Operating expenses (b)	179,669	17.5	189,841	16.7
Operating income	$12,106	1.2	$7,030	0.6

(a) Gross profit is calculated as net sales less the cost of materials sold.
(b) Operating expenses are calculated as total costs and expenses less the cost of materials sold. 2012 operating expenses include a $6,583 goodwill impairment charge related to the Southern region.

Tons sold decreased 4.7% to 1.09 million tons in 2013 from 1.14 million tons in 2012. Toll tons sold was flat at approximately 81,000 tons in 2013 and 2012. The decrease in tons sold was due to decreased customer demand during 2013.

Net sales decreased 9.8% to $1.03 billion in 2013 from $1.14 billion in 2012. Average selling prices in 2013 decreased to $943 per ton, compared to $996 per ton in 2012. The decrease in sales was due to a 4.7% decline in sales volume as well as a 5.3% decline in the average sell price during 2013. We expect metals prices in the first quarter of 2014 to be higher than the fourth quarter of 2013.

Cost of materials sold decreased 11.3% to $835.0 million in 2013 from $941.2 million in 2012. The decrease in cost of materials sold was due to the volume decrease of 4.7% as well as a 6.9% decline in the average cost of materials sold per ton during 2013 compared to 2012.

As a percentage of net sales, gross profit (as defined in footnote (a) in the table above) increased to 18.7% in 2013 from 17.3% in 2012. The increase in gross profit percentage in 2013 was primarily due to the cost of materials sold decreasing more than selling prices. The average gross profit per ton sold totaled $176 in 2013 and $172 in 2012. During 2013, we increased the proportion of our product sales mix that contained more processing, which also contributed to the higher gross profit percentage and gross profit per ton sold in the current year as compared to 2012.

Operating expenses in 2013 decreased $10.2 million, or 5.4%, from 2012. As a percentage of net sales, operating expenses increased to 17.5% for 2013 from 16.7% in 2012. Variable operating expenses, such as distribution, warehouse and processing, and selling expenses, decreased as a result of lower sales volume, net sales and gross profits. Depreciation and occupancy expenses increased as a result of the recent investments in new facilities. 2012 operating expenses included a goodwill impairment charge for the Southern region of $6.6 million.

Operating income for 2013 increased to $12.1 million, or 1.2% of net sales, from $7.0 million, or 0.6% of net sales in 2012.

Tubular and pipe products

The following table sets forth certain income statement data for the tubular and pipe products segment for 2013 and 2012 (dollars shown in thousands).

	2013		2012
		% of net sales		% of net sales
Net sales	$236,562	100.0	$245,638	100.0
Cost of materials sold (a)	164,213	69.4	172,660	70.3
Gross profit (b)	72,349	30.6	72,978	29.7
Operating expenses (c)	57,368	24.3	54,981	22.4
Operating income	$14,981	6.3	$17,997	7.3

(a) Includes $3,572 of LIFO income in 2013 (inclusive of a $1,932 out-of-period LIFO adjustment)
(b) Gross profit is calculated as net sales less the cost of materials sold.
(c) Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Net sales decreased 3.7% to $236.6 million in 2013 from $245.6 million in 2012. The decrease in sales was due to a 7.9% decline in the average selling price offset by a 4.6% increase in sales volume during 2013.

Cost of materials sold decreased 4.9% to $164.2 million in 2013 from $172.7 million in 2012. The decrease in cost of materials sold was due to a 9.1% decline in the average cost of materials sold per ton offset by a 4.6% increase in sales volume during 2013 compared to 2012. In the first quarter of 2013, we made an out-of-period adjustment to record previously unrecognized LIFO income, which resulted in a decrease to cost of materials sold of $1.9 million. Due to the continued declining prices for metals in 2013, we recorded an additional $1.7 million of LIFO income during 2013. Total LIFO income recorded in 2013 was $3.6 million.

As a percentage of net sales, gross profit (as defined in footnote (b) in the table above) totaled 30.6% in 2013 compared to 29.7%, in 2012. The impact of LIFO income increased gross profit by 1.5% of sales in 2013, of which the out-of-period LIFO income adjustment amounted to 0.8%.

Operating expenses increased $2.4 million to $57.4 million, or 24.3% of net sales, in 2013 compared to $55.0 million, or 22.4% of net sales in 2012. Variable operating expenses such as warehouse and processing, distribution and selling expenses increased as a result of increased sales volume in 2013.

Operating income for 2013 totaled $15.0 million, or 6.3% of net sales, compared to $18.0 million, or 7.3% of net sales, for 2012. Operating income for 2013 included the impact of LIFO income of $3.6 million, inclusive of the $1.9 million out-of-period LIFO income adjustment recorded in the first quarter of 2013.

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

Corporate expenses totaled $7.4 million in 2013 compared to $6.6 million for 2012. The increase in Corporate expenses in 2013 is attributable to higher variable incentive compensation, increased professional fees and the relocation of certain of the Company’s executive offices from Bedford Heights, Ohio to Highland Hills, Ohio.

2012 Compared to 2011

The following table sets forth certain consolidated income statement data for the years ended December 31, 2012 and 2011 (dollars shown in thousands):

	2012		2011 (a)
	$	% of net sales	$	% of net sales
Net sales	$1,383,701	100.0	$1,261,872	100.0
Cost of materials sold	1,113,852	80.5	1,008,462	79.9
Gross profit (b)	269,849	19.5	253,410	20.1
Operating expenses (c)	251,400	18.2	208,942	16.6
Operating income	18,449	1.3	44,468	3.5
Other income (loss), net	47	0.0	(1,030)	(0.1)
Interest and other expense on debt	8,357	0.6	5,953	0.5
Income before income taxes	10,139	0.7	37,485	3.0
Income taxes	7,862	0.5	12,515	1.0
Net income	$2,277	0.2	$24,970	2.0

(a) Includes data for the tubular and pipe products segment since the July 1, 2011 CTI acquisition.
(b) Gross profit is calculated as net sales less the cost of materials sold.

(c) Operating expenses are calculated as total costs and expenses less the cost of materials sold. 2012 operating expenses include $6,583 of goodwill impairment charges related to the Company's flat-products segment.

Net sales increased 9.7% to $1.4 billion in 2012 from $1.3 billion in 2011. The increase in sales for the year ended December 31, 2012 was due to the July 1, 2011 acquisition of CTI. CTI sales during 2012 totaled $245.6 million compared to $118.2 million during the six months after the July 1, 2011 acquisition.

Cost of materials sold increased 10.5% to $1.1 billion in 2012 from $1.0 billion in 2011. The increase in cost of materials sold during 2012 was due to the July 1, 2011 acquisition of CTI and higher cost material. CTI cost of materials sold during 2012 totaled $172.6 million compared to $84.7 million during 2011.

As a percentage of net sales, gross profit (as defined in footnote (a) in the table above) decreased to 19.5% in 2012 from 20.1% in 2011. The decrease in gross profit during 2012 was primarily due to market pricing pressures in the flat rolled segment, as steel prices declined during 2012.

Operating expenses in 2012 increased $42.5 million, or 20.3%, from 2011. As a percentage of net sales, operating expenses increased to 18.2% in 2012 from 16.7% in 2011. During 2012, higher operating expenses were primarily attributable to a full year of CTI operating expenses, increased variable expenses, the goodwill impairment charge related to the flat products Southern region and increased depreciation expense related to our new facilities. CTI operating expenses totaled $55.0 million during 2012, compared to $26.3 million during 2011, which accounted for 67.5% of the increase. Variable expenses, such as distribution and warehouse and processing increased during 2012 due to increased shipments in the flat products segment and increased headcount and operating expenses at our new facilities. The goodwill impairment charge for the flat products Southern region of $6.6 million was a non-cash, non-recurring charge that accounted for 15.5% of the operating expense increase. Depreciation expense increased $2.3 million related to our new facilities and new processing equipment at existing facilities. The increase in depreciation expense accounted for 5.4% of the increase in operating expenses.

Interest and other expense on debt totaled $8.4 million in 2012 compared to $6.0 million in 2011. Our effective borrowing rate, exclusive of deferred financing fees and commitment fees, was 2.7% in 2012 compared to 3.1% in 2011. The increase in interest and other expense on debt in 2012 was primarily attributable to the additional debt incurred for the acquisition of CTI and higher financing fee amortization. The lower effective borrowing rate in 2012 was a result of lower rate premiums under our credit facility.

For 2012, income before income taxes totaled $10.1 million, compared to income before income taxes of $37.5 million in 2011. An income tax provision of 77.5% was recorded for 2012, compared to an income tax provision of 33.4% in 2011. The increase in our 2012 effective income tax rate was mainly due to the non-deductibility of the goodwill impairment charge and the impact of permanent non-deductible tax items applied to a low pre-tax income level in 2012. The unusually low 2011 effective income tax rate was mainly due to changes in unrecognized tax benefits during 2011.

Net income for 2012 totaled $2.3 million or $0.21 per basic and diluted share, compared to net income of $25.0 million or $2.28 per basic and diluted share for 2011.

Segment Operations

Flat products

The following table sets forth certain income statement data for the flat products segment for the years ended December 31, 2012 and 2011 (dollars shown in thousands, except per ton data):

	2012		2011
		% of net sales		% of net sales
Direct tons sold	1,061,603		1,053,670
Toll tons sold	80,866		72,710
Total tons sold	1,142,469		1,126,380

Net sales	$1,138,063	100.0	$1,143,708	100.0
Average selling price per ton	996		1,015
Cost of materials sold	941,192	82.7	923,763	80.8
Gross profit (a)	196,871	17.3	219,945	19.2
Operating expenses (b)	189,841	16.7	182,683	16.0
Operating income	$7,030	0.6	$37,262	3.2

(a) Gross profit is calculated as net sales less the cost of materials sold.
(b) Operating expenses are calculated as total costs and expenses less the cost of materials sold. 2012 operating expenses include a $6,583 goodwill impairment charge related to the Southern region.

Tons sold increased 1.4% to 1.14 million in 2012 from 1.13 million in 2011. Toll tons sold in 2012 increased as our new Gary, Indiana temper-mill facility secured customer tolling business.

Net sales remained flat at $1.14 billion in 2012 and 2011. Average selling prices in 2012 decreased to $996 per ton, compared to $1,015 per ton 2011. In 2012, despite increased tons sold, net sales decreased due to lower average selling prices.

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

Operating expenses in 2012 increased $7.2 million, or 3.9%, from 2011. As a percentage of net sales, operating expenses increased to 16.7% in 2012 from 16.0% in 2011. During 2012, higher operating expenses were primarily attributable to increased variable expenses, the goodwill impairment charge of the Southern region and increased depreciation expense, related to our new facilities. Variable expenses, such as distribution and warehouse and processing increased during 2012 due to increased shipments and increased headcount and operating expenses at our new facilities. The goodwill impairment charge for the Southern region of $6.6 million is a non-cash, non-recurring charge that accounted for 92.0% of the operating expense increase.

Operating income for 2012 totaled $7.0 million compared to $37.3 million in 2011.

Tubular and pipe products

The following table sets forth certain income statement data for the tubular and pipe products segment for 2012 and the second half of 2011 (dollars shown in thousands).

	2012		2011 (a)
		% of net sales		% of net sales
Net sales	$245,638	100.0	$118,164	100.0
Cost of materials sold	172,660	70.3	84,699	71.7
Gross profit (b)	72,978	29.7	33,465	28.3
Operating expenses (c)	54,981	22.4	26,259	22.2
Operating income	$17,997	7.3	$7,206	6.1

(a) Includes data since the July 1, 2011 acquisition.
(b) Gross profit is calculated as net sales less the cost of materials sold.
(c) Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Net sales increased 107.9% to $245.6 million in 2012 from $118.2 million in 2011. The increase was a result of including a full year of sales in 2012 compared to six months in 2011 after the July 1, 2011 acquisition and increased sales in 2012 over comparable periods in 2011.

Cost of materials sold increased 103.9% to $172.7 million from $84.7 million in 2011. The increase is a result of including a full year of cost of materials sold in 2012 compared to six months in 2011 after the July 1, 2011 acquisition.

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

Operating expenses were $55.0 million, or 22.4% of net sales, in 2012 compared to $26.3 million, or 22.2% of net sales, in 2011. Operating expenses increased during 2012 due to increased warehouse labor expense and additional overtime required at the North Carolina facility.

Operating income for 2012 totaled $18.0 million, or 7.3% of net sales, compared to $7.2 million, or 6.1% of net sales, for the last six months of 2011.

Corporate expenses

Corporate expenses totaled $6.6 million in 2012 compared to $7.0 million for 2011. The decrease in Corporate expenses in 2012 was attributable to lower variable incentive compensation due to lower income before income taxes.

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

2013 Compared to 2012

Operating Activities

During 2013, we generated $54.7 million of net cash from operations, of which $29.1 million was generated from operating activities and $25.5 million was generated from working capital. During 2012, we generated $27.7 million of net cash from operations, of which $31.5 million was generated from operating activities and $3.7 million was used for working capital.

Net cash from operations totaled $29.1 million during 2013 and was generated from net income of $7.6 million, and depreciation and amortization of $23.6 million. Net cash from operations totaled $31.5 million during 2012 and was generated from net income of $2.3 million, depreciation and amortization of $22.2 million and $6.6 million from the non-cash goodwill impairment in the Southern region.

Working capital at December 31, 2013 totaled $252.0 million, a $27.9 million decrease from December 31, 2012. The decrease was primarily attributable to a $24.5 million increase in accounts payable, a $4.6 million decrease in cash and a $3.7 million decrease in inventory.

Investing Activities

Net cash used for investing activities was $16.1 million during 2013, compared to $22.9 million during 2012. In 2013, capital expenditures were primarily attributable to the expansion of our tubular and pipe products segment’s St. Paul facility and additional processing equipment at our flat products and tube and pipe products existing facilities. During 2014, we expect to continue to limit our capital spending to less than our annual depreciation expense (approximately $21 million).

Financing Activities

In 2013, we used $43.2 million for financing activities, which primarily consisted of $42.4 million of net repayments under our credit facility, industrial revenue bond and capital lease obligations.

In February 2014, our Board of Directors approved a regular quarterly dividend of $0.02 per share, which is payable on March 17, 2014 to shareholders of record as of March 3, 2014. Our Board previously approved 2013 regular quarterly dividends of $0.02 per share, which were paid on each of March 15, 2013, June 17, 2013, September 16, 2013 and December 16, 2013. Dividend distributions in the future are subject to the availability of cash, the $2.5 million annual limitation on cash dividends under our ABL Credit Facility (as defined below) and continuing determination by our Board of Directors that the payment of dividends remains in the best interest of our shareholders.

Debt Arrangements

In March 2012, we amended our existing asset-based credit facility (ABL Credit Facility). The amendment provided, among other things: (i) a reduction in the applicable margin for loans under our Loan and Security Agreement; (ii) additional revolving commitments to us in an aggregate principal amount of $50 million, which additional revolving commitments do not impact our incremental facilities; and (iii) permits certain transactions among us and Metales de Olympic, S. de R.L. de C.V., an indirect subsidiary of the Company. The amended ABL Credit Facility consisted of a revolving credit line of $315 million and a $64 million term loan, with monthly principal payments. At December 31, 2013, the term loan balance was reduced to $49 million. Revolver borrowings are limited to the lesser of a borrowing base, comprised of eligible receivables and inventories, or $315 million in the aggregate. The ABL Credit Facility matures on June 30, 2016.

The ABL Credit Facility requires us to comply with various covenants, the most significant of which include: (i) until maturity of the ABL Credit Facility, if any commitments or obligations are outstanding and our availability is less than 12.5% of the aggregate amount of revolver commitments ($39.4 million at December 31, 2013), then we must maintain a ratio of EBITDA minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.10 to 1.00 for the most recent twelve fiscal month period; (ii) limitations on dividend payments; (iii) restrictions on additional indebtedness; and (iv) limitations on investments and joint ventures. Effective with the March 2012 amendment, we have the option to borrow under our revolver based on the agent’s base rate plus a premium ranging from 0.00% to 0.50% or the London Interbank Offered Rate (LIBOR) plus a premium ranging from 1.50% to 2.00%. The interest rate under our term loan is based on the agent’s base rate plus a premium ranging from 0.25% to 0.75% or LIBOR plus a premium ranging from 1.75% to 2.25%. The premiums for the revolver and term loan are based on revolver utilization.

As of December 31, 2013, we were in compliance with our covenants and had approximately $99.2 million of availability under the ABL Credit Facility.

As of December 31, 2013, $3.4 million of bank financing fees were included in “Prepaid expenses and other” and “Other long-term assets” on the accompanying Consolidated Balance Sheets. The financing fees are being amortized over the remaining term of the ABL Credit Facility. The amortization of $1.3 million, $1.3 million and $684 thousand for 2013, 2012 and 2011 respectively, is included in “Interest and other expense on debt” on the accompanying Consolidated Statements of Comprehensive Income.

In June 2012, we entered into a forward starting fixed rate interest rate hedge that commenced in June 2013 in order to eliminate the variability of cash interest payments on $53.2 million of the outstanding LIBOR-based borrowings under the ABL Credit Facility. The hedge matures on June 1, 2016 and the notional amount is reduced monthly by the principal payments on the term loan. The hedge balance as of December 31, 2013 was $48.9 million. The interest rate hedge fixed the rate at 1.21% plus a premium ranging from 1.75% to 2.25%. Although we are exposed to credit loss in the event of nonperformance by the other parties to the interest rate hedge agreement, we anticipate performance by the counterparties.

As part of the CTI acquisition, we assumed approximately $5.9 million of Industrial Revenue Bond (IRB) indebtedness issued through the Stanly County, North Carolina Industrial Revenue and Pollution Control Authority. The bond matures in April 2018, with the option to provide principal payments annually on April 1st. As of December 31, 2013, $4.3 million was outstanding on the IRB. The IRB is remarketed annually and is included in “Current portion of long-term debt” on the accompanying Consolidated Balance Sheets. Interest is payable monthly, with a variable rate that resets weekly. As security for payment of the bonds, the Company obtained a direct pay bank letter of credit. The letter of credit reduces annually by the optional principal repayment amount. The interest rate at December 31, 2013 was 0.15% for the IRB debt.

We entered into an interest rate swap agreement to reduce the impact of changes in interest rates on the above IRB. At December 31, 2013, the effect of the swap agreement on the bond was to fix the rate at 3.46%. The swap agreement matures April 2018, but the notional amount is reduced annually by the amount of the optional principal payments on the bond. Although we are exposed to credit loss in the event of nonperformance by the other party to the interest rate swap agreement, we anticipate performance by the counterparty.

2012 Compared to 2011

Operating Activities

During 2012, we generated $27.7 million of net cash from operations, of which $31.5 million was generated from operating activities and $3.7 million was used for working capital. During 2011, we generated $15.8 million of net cash from operations, of which $57.4 million was generated from operating activities and $41.6 million was used for working capital.

Net cash from operations totaled $31.5 million during 2012 and was generated from net income of $2.3 million, depreciation and amortization of $22.2 million and $6.6 million from the non-cash goodwill impairment in the Southern region. Net cash from operations totaled $57.4 million during 2011 and was generated from net income of $25.0 million, depreciation and amortization of $16.7 million and changes in long-term deferred income taxes of $8.6 million.

Working capital at December 31, 2012 totaled $279.9 million, a $1.3 million decrease from December 31, 2011. The decrease was primarily attributable to a $9.7 million decrease in accounts receivable and a $5.6 million increase in current portion of long-term debt, offset by a $12.3 million increase in inventories.

Investing Activities

Net cash used for investing activities was $22.9 million during 2012. During 2012, we spent $23.4 million on capital expenditures. The expenditures were primarily attributable to a new temper mill facility and equipment in Gary, Indiana, a second facility in Mt. Sterling, Kentucky, additional processing equipment at our flat products and tube and pipe products existing facilities, and costs related to the implementation of our new computer systems.

Financing Activities

In 2012, we used $4.5 million for financing activities, which primarily consisted of $2.5 million of net repayments under our ABL Credit Facility and Industrial Revenue Bond.

Our Board of Directors approved regular quarterly dividends of $0.02 per share, which were paid on each of March 15, 2012, June 15, 2012, September 17, 2012 and December 17, 2012.

Contractual Obligations

The following table reflects our contractual obligations as of December 31, 2013:

Contractual Obligations (amounts in thousands)		Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	(a)	$ 199,269	$ 9,560	$ 187,884	$ 1,825	$ -
Interest obligations	(b)	11,050	4,635	6,372	43	-
Unrecognized tax positions	(c)	79	27	52	-	-
Other long-term liabilities	(d)	11,776	216	553	1,044	9,963
Operating leases	(e)	23,722	5,654	8,839	5,917	3,312
Total contractual obligations		$ 245,896	$ 20,092	$ 203,700	$ 8,829	$ 13,275

(a) See Note 9 to the Consolidated Financial Statements.
(b) Future interest obligations are calculated using the debt balances and interest rates in effect on December 31, 2013.
(c) See Note 15 to the Consolidated Financial Statements. Classification is based on expected settlement dates and the expiration of certain statutes of limitations.
(d) Primarily consists of accrued bonuses, retirement liabilities and deferred compensation payable in future years.
(e) See Note 14 to the Consolidated Financial Statements.

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

Other than operating leases, which are disclosed above, and derivative instruments discussed in Note 10, as of December 31, 2013, we had no material off-balance sheet arrangements.

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

Inventory Valuation

Inventories are stated at the lower of cost or market and include the costs of the purchased metals, inbound freight, external and internal processing and applicable labor and overhead costs. Costs of our flat product segment’s inventories, including flat-rolled sheet, coil and plate products are determined using the specific identification method.

As a result of the acquisition of CTI, certain of our tubular metals products inventory is stated under the LIFO method. At December 31, 2013, approximately $43.9 million, or 15.3% of consolidated inventory, was reported under the LIFO method of accounting. The cost of the remainder of CTI’s inventory is determined using a weighted average rolling first-in, first-out method.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired. We perform an annual impairment test of goodwill for Integrity Stainless and our CTI operations and indefinite-lived intangible assets for our CTI operation in the fourth quarter, or more frequently if changes in circumstances or the occurrence of events indicate potential impairment. Events or changes in circumstances that could trigger an impairment review include significant nonperformance relative to the expected historical or projected future operating results, significant changes in the manner of the use of the acquired assets or the strategy for the overall business or significant negative industry or economic trends. Management uses its judgment to determine whether to use a qualitative analysis or a quantitative fair value measurement for each of the Company’s reporting units that carry goodwill. During 2013, we used a qualitative measurement for the annual goodwill impairment test for both Integrity Stainless and CTI.

If a quantitative fair value measurement is used, the fair value of each indefinite-lived intangible asset is compared to its carrying value and an impairment charge is recorded if the carrying value exceeds the fair value. Goodwill is tested by comparing the fair value of each reporting unit with its carrying value. If the carrying value of the reporting unit exceeds its fair value, the implied value of goodwill is compared to its carrying value and impairment is recognized to the extent that the carrying value exceeds the implied fair value.

If a quantitative approach is utilized, we estimate the fair value of goodwill and other indefinite-lived intangible assets using a discounted cash flow methodology, an income approach, and a publicly traded companies guideline method, a market approach. Management’s assumptions used for the calculations are based on historical results, projected financial information and recent economic events. Actual results could differ from these estimates under different assumptions or conditions which could adversely affect the reported value of goodwill.

Long-Lived Assets

We evaluate the recoverability of long-lived assets and the related estimated remaining lives whenever events or circumstances indicate that the carrying value of its depreciable long-lived assets may not be recoverable. Management uses its judgment to determine whether to use a qualitative analysis or a quantitative fair value measurement for the analysis. If circumstances are determined to exist where we will do a quantitative fair value analysis, an estimate of the undiscounted future cash flows produced by the long-lived asset, or grouping of assets, is compared to the carrying value to determine whether impairment exists. If an asset is determined to be impaired, a loss is recognized to the extent that carrying value exceeds fair value. Fair value is measured based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows. Based on the Company’s analysis in 2013 and 2012, there were no impairments of the long-lived assets.

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

The engineered products produced by CTI typically take several months to manufacture due to their size and complexity. Substantially all projects are completed within six months. The Company may request advance payments from customers during the production of these products. These payments are included in current short-term liabilities on the Company’s Consolidated Balance Sheets. Due to their short-term nature, the Company uses the units of delivery method to account for these contracts. Revenue for the contracts is recognized when the product is shipped and title of the product transfers to the customers. Revenues for these engineered products accounted for approximately 1.9%, 1.3% and 1.0% of our net sales during 2013, 2012 and 2011, respectively.

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

In February 2013, the Financial Accounting Standards Board issued ASU No. 2013-02, “Other Comprehensive Income.” This ASU intends to improve the reporting of reclassifications out of accumulated other comprehensive income by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. We adopted this standard during 2013 and the adoption had no material impact on our financial statements.

In July 2013, the Financial Accounting Standards Board issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”. ASU No. 2013-11 requires an entity to present unrecognized tax benefits as a reduction to deferred tax assets when a net operating loss carryforward, similar tax loss or a tax credit carryforward exists, with limited exceptions. ASU No. 2013-11 is effective for fiscal years beginning on or after December 15, 2013, and for interim periods within those fiscal years. We adopted this standard during 2013 and the adoption had no material impact on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal raw materials are carbon, coated and stainless steel, and aluminum, pipe and tube, flat rolled coil, sheet and plate that we typically purchase from multiple primary metals producers. The metals industry as a whole is cyclical and, at times, pricing and availability of metals can be volatile due to numerous factors beyond our control, including general domestic and international economic conditions, labor costs, sales levels, competition, levels of inventory held by other metals service centers, consolidation of metals producers, new global capacity by metals producers, higher raw material costs for the producers of metals, import duties and tariffs and currency exchange rates. This volatility can significantly affect the availability and cost of raw materials for us.

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

Approximately 8.9% of our consolidated net sales in 2013 were directly to automotive manufacturers or manufacturers of automotive components and parts. Historically, due to the concentration of customers in the automotive industry, our gross profits on these sales have generally been less than our gross profits on sales to customers in other industries.

Inflation generally affects us by increasing the cost of employee wages and benefits, transportation services, processing equipment, energy and borrowings under our credit facility. General inflation, excluding increases in the price of steel and increased distribution expense, has not had a material effect on our financial results during the past two years.

We are exposed to the impact of fluctuating metals prices and interest rate changes. During 2013, 2012 and 2011, we entered into nickel swaps at the request of customers. While these derivatives are intended to be effective in helping us manage risk, they have not been designated as hedging instruments. For certain customers, we enter into contractual relationships that entitle us to pass-through the economic effect of trading positions that we take with other third parties on our customers’ behalf.

Our primary interest rate risk exposure results from variable rate debt. If interest rates in the future were to increase 100 basis points (1.0%) from December 31, 2013 rates and, assuming no change in total debt from December 31, 2013 levels, the additional annual interest expense to us would be approximately $1.5 million. We have the option to enter into 30- to 180-day fixed base rate LIBOR loans under the ABL Credit Facility. The Company assumed an interest rate swap agreement on the $5.9 million of CTI IRB. The swap agreement matures in April 2018, but the notional amount may be reduced annually by the amount of the optional principal payments on the IRB. In June 2012, the Company entered into a forward starting fixed rate interest rate hedge commencing July 2013 in order to eliminate the variability of cash interest payments on approximately $53.2 million of the outstanding LIBOR-based borrowings under the ABL Credit Facility. The balance as of December 31, 2013 was $48.9 million. The hedge matures on June 1, 2016 and the notional amount is reduced monthly by the principal payments on the term loan. The fixed rate interest rate hedge is accounted for as a cash flow hedging instrument for accounting purposes. The Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap and fixed interest rate hedge agreements. However, the Company does not anticipate nonperformance by the counterparties.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Olympic Steel, Inc.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Olympic Steel, Inc:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Olympic Steel, Inc. and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 1992. The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

February 27, 2014

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 1992. Based on our assessment, we concluded that, as of December 31, 2013, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

 Olympic Steel, Inc.

Consolidated Statements of Comprehensive Income

For The Years Ended December 31,

(in thousands, except per share data)

	2013	2012	2011

Net sales	$1,263,331	$1,383,701	$1,261,872
Costs and expenses
Cost of materials sold (excludes items shown separately below)	999,207	1,113,852	1,008,462
Warehouse and processing	84,332	84,389	72,429
Administrative and general	68,520	68,253	59,156
Distribution	35,076	35,009	28,489
Selling	24,905	27,635	24,943
Occupancy	9,395	8,671	7,879
Depreciation	21,352	19,971	15,602
Amortization	889	889	444
Goodwill impairment	-	6,583	-
Total costs and expenses	1,243,676	1,365,252	1,217,404
Operating income	19,655	18,449	44,468
Asset impairment charge of joint venture real estate	-	(36)	(953)
Other income (loss), net	(28)	83	(77)
Income before interest and income taxes	19,627	18,496	43,438
Interest and other expense on debt	6,703	8,357	5,953
Income before income taxes	12,924	10,139	37,485
Income tax provision	5,277	7,862	12,515
Net income	$7,647	$2,277	$24,970

Net gain (loss) on interest rate hedge, net of tax ($89) in 2013 and $362 in 2012	142	(579)	-
Total comprehensive income	$7,789	$1,698	$24,970

Net income per share - basic	$0.69	$0.21	$2.28
Weighted average shares outstanding - basic	11,065	10,989	10,937
Net income per share - diluted	$0.69	$0.21	$2.28
Weighted average shares outstanding - diluted	11,074	10,995	10,951

The accompanying notes are an integral part of these statements.

 Olympic Steel, Inc.

Consolidated Balance Sheets

As of December 31,

(in thousands)

	2013	2012
Assets
Cash and cash equivalents	$3,186	$7,782
Accounts receivable, net	115,288	112,841
Inventories, net (includes LIFO debit of $3,572 as of December 31, 2013)	286,371	290,023
Prepaid expenses and other	12,786	11,731
Total current assets	417,631	422,377
Property and equipment, at cost	361,368	347,935
Accumulated depreciation	(170,484)	(151,608)
Net property and equipment	190,884	196,327
Goodwill	40,787	40,787
Intangible assets, net	34,535	35,424
Other long-term assets	13,512	11,079
Total assets	$697,349	$705,994

Liabilities
Current portion of long-term debt	$13,090	$15,282
Accounts payable	126,012	101,471
Accrued payroll	10,723	10,705
Other accrued liabilities	15,808	14,984
Total current liabilities	165,633	142,442
Credit facility revolver	146,075	177,575
Long-term debt	40,104	48,854
Other long-term liabilities	13,445	11,410
Deferred income taxes	33,476	35,856
Total liabilities	398,733	416,137

Shareholders' Equity
Preferred stock, without par value, 5,000 shares authorized, no shares issued or outstanding	-	-
Common stock, without par value, 20,000 shares authorized, 10,964 and 10,942 shares issued and outstanding	124,118	122,272
Accumulated other comprehensive loss	(437)	(579)
Retained earnings	174,935	168,164
Total shareholders' equity	298,616	289,857
Total liabilities and shareholders' equity	$697,349	$705,994

The accompanying notes are an integral part of these balance sheets.

Olympic Steel, Inc.

Consolidated Statements of Cash Flows

For The Years Ended December 31,

(in thousands)

	2013	2012	2011
Cash flows from (used for) operating activities:
Net income	$7,647	$2,277	$24,970
Adjustments to reconcile net income to net cash from operating activities -
Depreciation and amortization	23,582	22,156	16,730
Purchase price inventory adjustment	-	-	1,153
Goodwill impairment	-	6,583	-
Asset impairment of joint venture real estate	-	36	953
(Gain) loss on disposition of property and equipment	169	(198)	121
Stock-based compensation	1,724	2,342	806
Other long-term assets	(3,771)	(1,619)	840
Other long-term liabilities	2,265	1,251	3,235
Long-term deferred income taxes	(2,469)	(1,358)	8,582
	29,147	31,470	57,390
Changes in working capital:
Accounts receivable	(2,447)	9,738	(17,342)
Inventories	3,652	(12,258)	(26,064)
Prepaid expenses and other	(1,055)	1,345	2,304
Accounts payable	9,282	(2,828)	8,671
Change in outstanding checks	15,259	(126)	4,034
Accrued payroll and other accrued liabilities	843	400	(13,153)
	25,534	(3,729)	(41,550)
Net cash from operating activities	54,681	27,741	15,840

Cash flows from (used for) investing activities:
Acquisition of Chicago Tube and Iron, net of cash acquired	-	-	(148,759)
Capital expenditures	(16,098)	(23,373)	(39,487)
Proceeds from disposition of property and equipment	20	486	29
Proceeds from assets held for sale	-	-	1,887
Net cash used for investing activities	(16,078)	(22,887)	(186,330)

Cash flows from (used for) financing activities:
Credit facility revolver borrowings	423,232	535,360	576,474
Credit facility revolver repayments	(454,732)	(528,190)	(461,304)
Principal payments under capital lease obligations	(1,407)	(170)	(65)
Term loan borrowings	-	-	70,000
Term loan repayments	(8,750)	(8,749)	(3,646)
Industrial revenue bond repayments	(785)	(755)	-
Credit facility fees and expenses	(3)	(1,212)	(4,220)
Proceeds from exercise of stock options (including tax benefits) and employee stock purchases	122	114	34
Dividends paid	(876)	(873)	(872)
Net cash from (used for) financing activities	(43,199)	(4,475)	176,401

Cash and cash equivalents:
Net change	(4,596)	379	5,911
Beginning balance	7,782	7,403	1,492
Ending balance	$3,186	$7,782	$7,403

The accompanying notes are an integral part of these statements.

Olympic Steel, Inc.

Supplemental Disclosures of Cash Flow Information

For The Years Ended December 31,

(in thousands)

	2013	2012	2011
Cash paid during the period
Interest paid	$5,537	$7,295	$5,081
Income taxes paid	$7,556	$6,940	$9,159

Details of acquisition
Fair value of CTI assets acquired	$-	$-	$217,015
Fair value of CTI liabilities acquired	-	-	57,159
Cash paid	-	-	159,856
Less: Cash acquired	-	-	11,097
Net cash paid for CTI acquisition	$-	$-	$148,759

The Company incurred a capital lease obligation of $1.6 million when it entered into a lease for its warehouse in Streetsboro, Ohio during the third quarter of 2011. This non-cash transaction has been excluded from the Consolidated Statements of Cash Flows for the year ended December 31, 2011. In April 2013, the Company purchased the facility in Streetsboro, Ohio for $1.4 million. The capital lease obligation of $1.4 million was included in “Current portion of long-term debt” on the accompanying Consolidated Balance Sheets as of December 31, 2012.

The accompanying notes are an integral part of these statements

 Olympic Steel, Inc.

Consolidated Statements of Shareholders’ Equity

For The Years Ended December 31,

(in thousands)

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity

Balance at December 31, 2010	$118,976	$142,662	$-	$261,638

Net income	$-	$24,970	$-	$24,970
Payment of dividends	-	(872)	-	(872)
Exercise of stock options and employee stock purchases (6 shares)	34	-	-	34
Stock-based compensation	806	-	-	806
Balance at December 31, 2011	$119,816	$166,760	$-	$286,576

Net income	$-	$2,277	$-	$2,277
Payment of dividends	-	(873)	-	(873)
Exercise of stock options and employee stock purchases (36 shares)	114	-	-	114
Stock-based compensation	2,342	-	-	2,342
Change in fair value of interest rate hedge	-	-	(579)	(579)
Balance at December 31, 2012	$122,272	$168,164	$(579)	$289,857

Net income	$-	$7,647	$-	$7,647
Payment of dividends	-	(876)	-	(876)
Exercise of stock options and employee stock purchases (12 shares)	122	-	-	122
Stock-based compensation	1,724	-	-	1,724
Change in fair value of interest rate hedge	-	-	142	142
Balance at December 31, 2013	$124,118	$174,935	$(437)	$298,616

The accompanying notes are an integral part of these statements.

Olympic Steel, Inc.

Notes to Consolidated Financial Statements

For The Years Ended December 31, 2013, 2012 and 2011

1.    Summary of Significant Accounting Policies:

Nature of Business

The Company is a leading U.S. metals service center specializing in the processing and distribution of large volumes of carbon, coated, aluminum and stainless steel, flat-rolled coil, sheet and plate products and tubular and pipe products from facilities throughout the United States. Commencing with the July 1, 2011 acquisition of Chicago Tube and Iron Company (CTI), the Company operates in two reportable segments; flat products and tubular and pipe products. Through its flat products segment, the Company sells and distributes large volumes of processed carbon, coated, aluminum and stainless flat-rolled sheet, coil and plate products. Through its tubular and pipe products segment, the Company distributes metals tubing, pipe, bar, valve and fittings and the fabrication of pressure parts supplied to various industrial markets.

Principles of Consolidation and Basis of presentation

The accompanying consolidated financial statements include the accounts of Olympic Steel, Inc. and its wholly-owned subsidiaries (collectively, the Company or Olympic), after elimination of intercompany accounts and transactions. Investment in the Company’s joint venture was accounted for under the equity method.

Reclassifications and revisions

Certain prior year amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year's presentation.

During 2013, the Company revised the presentation of the Industrial Revenue Bond (IRB) indebtedness to current portion of long-term debt on its Consolidated Balance Sheets with a conforming change to the prior period presentation because the IRB is remarketed on an annual basis. The effect of this revision had no impact on total liabilities, but it revised the total current liabilities as of December 31, 2012 from $138.1 million to $142.4 million.

In addition, during 2013, the Company revised the presentation of stock-based compensation from cash flows from financing activities to cash flows from operating activities. The effect of this revision had no impact on total cash flows, but it revised the Net cash from (used for) financing activities from ($4.1 million) for the year ended December 31, 2012 to ($4.5 million) and revised the Net cash from (used for) operating activities for the year ended December 31, 2012 from $27.4 million to $27.7 million.

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

Concentration Risks

The Company is a major customer of flat-rolled coil and plate and tubular and pipe steel for many of its principal suppliers, but is not dependent on any one supplier. The Company purchased approximately 42%, 44%, and 50% of its total steel requirements from its three largest suppliers in 2013, 2012 and 2011, respectively.

The Company has a diversified customer and geographic base, which reduces the inherent risk and cyclicality of its business. The concentration of net sales to the Company’s top 20 customers approximated 30%, 31% and 32% of consolidated net sales in 2013, 2012 and 2011, respectively. In addition, the Company’s largest customer accounted for approximately 5%, 4% and 4% of consolidated net sales in 2013, 2012 and 2011, respectively. Sales to industrial machinery and equipment manufacturers and their fabricators accounted for 50%, 50% and 52% of consolidated net sales in 2013, 2012 and 2011, respectively.

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

As a result of the acquisition of CTI, certain of the Company’s tubular and pipe products inventory is stated under the last-in, first-out (LIFO) method. At December 31, 2013 and December 31, 2012, approximately $43.9 million, or 15.3% of consolidated inventory, and $46.7 million, or 16.1% of consolidated inventory, respectively, was reported under the LIFO method of accounting. The cost of the remainder of CTI’s inventory is determined using a weighted average rolling first-in, first-out (FIFO) method.

On the Consolidated Statements of Comprehensive Income, “Cost of materials sold (exclusive of items shown separately below)” consists of the cost of purchased metals, inbound and internal transfer freight, external processing costs, and LIFO income.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired. We perform an annual impairment test of goodwill for our Integrity Stainless and CTI operations and indefinite-lived intangible assets for our CTI operation in the fourth quarter, or more frequently if changes in circumstances or the occurrence of events indicate potential impairment. Events or changes in circumstances that could trigger an impairment review include significant nonperformance relative to the expected historical or projected future operating results, significant changes in the manner of the use of the acquired assets or the strategy for the overall business or significant negative industry or economic trends. Management uses judgment to determine whether to use a qualitative analysis or a quantitative fair value measurement for each of the Company’s reporting units that carry goodwill.

If a quantitative fair value measurement is used, the fair value of each indefinite-lived intangible asset is compared to its carrying value and an impairment charge is recorded if the carrying value exceeds the fair value. Goodwill is tested by comparing the fair value of each reporting unit with its carrying value. If the carrying value of the reporting unit exceeds its fair value, the implied value of goodwill is compared to its carrying value and impairment is recognized to the extent that the carrying value exceeds the implied fair value.

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

The engineered products produced by CTI typically take several months to produce due to their size and complexity. Substantially all projects are completed within six months. The Company may request advance payments from customers during the production of these products. These payments are included in current short-term liabilities on the Company’s Consolidated Balance Sheet. Due to their short-term nature, the Company uses the units of delivery method to account for these contracts. Revenue for the contracts is recognized when the product is shipped and title of the product transfers to the customers. Revenues for these engineered products accounted for approximately 1.9%, 1.3% and 1.0% of our net sales during 2013, 2012 and 2011, respectively.

Shipping and Handling Fees and Costs

Amounts charged to customers for shipping and other transportation are included in net sales. The distribution expense line on the accompanying Consolidated Statements of Comprehensive Income is entirely comprised of all shipping and other transportation costs incurred by the Company in shipping goods to its customers.

Impairment

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Events or changes in circumstances that could trigger an impairment review include significant underperformance relative to the expected historical or projected future operating results, significant changes in the manner of the use of the acquired assets or the strategy for the overall business or significant negative industry or economic trends. The Company records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed. Based on the Company’s analysis in 2013 and 2012, there were no impairments of the long-lived assets.

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

In February 2013, the Financial Accounting Standards Board issued ASU No. 2013-02, “Other Comprehensive Income.” This ASU intends to improve the reporting of reclassifications out of accumulated other comprehensive income by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. The Company adopted this standard during 2013 and the adoption had no material impact to the Company’s financial statements.

In July 2013, the Financial Accounting Standards Board issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU No. 2013-11 requires an entity to present unrecognized tax benefits as a reduction to deferred tax assets when a net operating loss carryforward, similar tax loss or a tax credit carryforward exists, with limited exceptions. ASU No. 2013-11 is effective for fiscal years beginning on or after December 15, 2013, and for interim periods within those fiscal years. The Company adopted this standard during 2013 and the adoption had no material impact to the Company’s financial statements.

2.    Acquisition of Chicago Tube and Iron Company:

On July 1, 2011, the Company acquired all of the outstanding common shares of CTI pursuant to the terms of an Agreement and Plan of Merger (the “Merger Agreement”) dated May 18, 2011. CTI stocks, processes and fabricates metal tubing, pipe, bar, valves and fittings and pressure parts at nine operating facilities located primarily throughout the Midwestern United States. The Company paid goodwill in conjunction with the acquisition, as CTI enhanced the Company’s commercial opportunities by adding new product offerings to an expanded customer base and by increasing our distribution footprint.

Concurrent to entering into the Merger Agreement, the Company also entered into the McNeeley Purchase Agreement, dated as of May 18, 2011 (the “McNeeley Purchase Agreement”), with Dr. McNeeley. Pursuant to the terms of the McNeeley Purchase Agreement, the Company agreed to pay $5 million to Dr. McNeeley (the “McNeeley Payment”) as a condition precedent to the Company’s acquisition of CTI.

The McNeeley Payment was made at the date of closing of the acquisition and there were no additional employment or performance contingencies tied to the McNeeley Payment. Although Dr. McNeeley entered into a post-acquisition employment agreement with CTI (as a subsidiary of the Company), Dr. McNeeley could have terminated such employment at any time after the closing (or not have remained a CTI employee) and still have retained the McNeeley Payment. Pursuant to the accounting guidance in ASC 805-10-55-25, the McNeeley Payment was accounted for as additional consideration and part of the purchase price because there are no requirements for continuing employment, and Dr. McNeeley’s post-acquisition compensation is at a reasonable level to that of other key employees and specifically identified in his employment agreement.

The Company paid total cash consideration of $159.9 million, consisting of a base purchase price of $150 million, plus the closing cash, working capital and the McNeeley Payments totaling approximately $9.9 million. In addition, the Company assumed approximately $5.9 million of indebtedness and acquired $11.1 million of cash from CTI. Olympic funded its acquisition of CTI primarily with borrowings under its asset-based credit facility. During 2011, the Company incurred $919 thousand of direct acquisition-related costs, which are included in “Administrative and general” in the Consolidated Statement of Operations for the year ended December 31, 2011.

3.    Accounts Receivable:

Accounts receivable are presented net of allowances for doubtful accounts and unissued credits of $3.2 million and $2.8 million as of December 31, 2013 and 2012, respectively. Bad debt expense totaled $83 thousand in 2013, $322 thousand in 2012 and $1.1 million in 2011.

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

4.    Inventories:

Inventories consisted of the following:

	As of December 31,
(in thousands)	2013	2012
Unprocessed	$219,401	$215,526
Processed and finished	66,970	74,497
Totals	$286,371	$290,023

The Company values certain of its tubular and pipe products inventory at the LIFO method. At December 31, 2013 and December 31, 2012, approximately $43.9 million, or 15.3% of consolidated inventory, and $46.7 million, or 16.1% of consolidated inventory, respectively, was reported under the LIFO method of accounting. The cost of the remainder of the tubular and pipe products inventory is determined using a weighted average rolling first-in, first-out (FIFO) method.

In the first quarter of 2013, the Company made an out-of-period adjustment to record previously unrecognized LIFO income of $1.9 million, which resulted in an increase to after-tax income of $1.2 million.  The Company determined that this adjustment was not material to its current or prior period consolidated financial statements.

During 2013, the Company recorded an additional $1.7 million of LIFO income as a result of the continued decline of metals pricing in 2013. The LIFO income increased the Company’s inventory balance and decreased its cost of materials sold.

If the FIFO method had been in use, inventories would have been $3.6 million lower than reported at December 31, 2013.

5.    Property and Equipment:

Property and equipment consists of the following:

(in thousands)	Depreciable Lives			December 31, 2013	December 31, 2012
Land		-		$16,193	$16,193
Land improvements	5	-	10	2,650	2,241
Buildings and improvements	7	-	30	132,299	126,438
Machinery and equipment	2	-	15	172,671	167,752
Furniture and fixtures	3	-	7	6,422	6,283
Computer software and equipment	2	-	5	25,844	25,351
Vehicles	2	-	5	1,220	1,257
Construction in progress		-		4,069	2,420
				361,368	347,935
Less accumulated depreciation				(170,484)	(151,608)
Net property and equipment				$190,884	$196,327

Leasehold improvements are included with buildings and improvements and are depreciated over the life of the lease or seven years, whichever is less.

Construction in progress, as of December 31, 2013, primarily consisted of payments for additional processing equipment at our existing facilities that was not yet placed into service.

6.    Intangible Assets:

Intangible assets, net, consisted of the following as of December 31, 2013 and 2012:

	December 31, 2013
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net

Customer relationships - subject to amortization	$13,332	$(2,222)	$11,110
Trade name - not subject to amortization	23,425	-	23,425
	$36,757	$(2,222)	$34,535

	December 31, 2012
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net

Customer relationships - subject to amortization	$13,332	$(1,333)	$11,999
Trade name - not subject to amortization	23,425	-	23,425
	$36,757	$(1,333)	$35,424

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

The Company estimates that amortization expense for its intangible assets subject to amortization will be $0.9 million per year in each of the next five years.

7.    Goodwill:

Goodwill, by reportable segment, is as follows as of December 31, 2013 and 2012:

(in thousands)	Flat Products	Tubular and Pipe Products	Total
Balance as of December 31, 2011	$7,083	$40,171	$47,254
CTI acquisition	-	116	116
Impairment of Southern Region	(6,583)	-	(6,583)
Balance as of December 31, 2012	$500	$40,287	$40,787
Acquisitions	-	-	-
Impairments	-	-	-
Balance as of December 31, 2013	$500	$40,287	$40,787

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

During the fourth quarter of 2012, the Company engaged an independent third party valuation expert to assist with the completion of the annual goodwill impairment testing pursuant to Accounting Standards Codification (ASC) Topic 350-20-35, “Goodwill – Subsequent measurement.” During the step-two impairment analysis of the Flat products segment’s Southern region, the carrying value of the assets exceed the fair value of the entity which resulted in total impairment of the goodwill related to the Southern region. The deteriorating steel market conditions in the second half of 2012 resulted in the Southern region having lower cash flows in the second half of the year than previously projected, which also led to decreased cash flow projections for the next five years. As a result, the entire $6.6 million of goodwill related to the Southern region was impaired at December 31, 2012.

The Company completed its annual impairment review of goodwill during the fourth quarter of 2013 and noted no impairment. The Company is not aware of any triggering events which would require a goodwill impairment test as of December 31, 2013.

8.    Investments in Joint Ventures:

The Company and the United States Steel Corporation each owned 50% of Olympic Laser Processing (OLP), a company that produced laser welded sheet steel blanks for the automotive industry. OLP ceased operations in 2006. During 2012, the real estate associated with OLP was sold, resulting in a pre-tax loss on sale to the Company of $36 thousand, and the joint venture was dissolved in December 2012.

9.    Debt:

The Company’s debt is comprised of the following components:

	As of December 31,
(in thousands)	2013	2012
Asset-based revolving credit facility expiring June 30, 2016	$146,075	$177,575
Term loan due June 30, 2016	48,854	57,604
Industrial revenue bonds due April 1, 2018	4,340	5,125
Capital lease	-	1,407
Total debt	199,269	241,711
Less current amount	(13,090)	(15,282)
Total long-term debt	$186,179	$226,429

In March 2012, the Company amended its existing asset-based credit facility (ABL Credit Facility). The amendment provided, among other things: (i) a reduction in the applicable margin for loans under the Company’s Loan and Security Agreement; (ii) additional revolving commitments to the borrowers in an aggregate principal amount of $50 million, which additional revolving commitments do not impact the borrowers’ incremental facilities; and (iii) permits certain transactions among the borrowers and Metales de Olympic, S. de R.L. de C.V., an indirect subsidiary of the Company. The amended ABL Credit Facility consisted of a revolving credit line of $315 million and a $64 million term loan, with monthly principal payments. At December 31, 2013, the term loan balance was $49 million. Revolver borrowings are limited to the lesser of a borrowing base, comprised of eligible receivables and inventories, or $315 million in the aggregate. The ABL Credit Facility matures on June 30, 2016.

The ABL Credit Facility requires the Company to comply with various covenants, the most significant of which include: (i) until maturity of the ABL Credit Facility, if any commitments or obligations are outstanding and the Company’s availability is less than 12.5% of the aggregate amount of revolver commitments ($39.4 million at December 31, 2013), then the Company must maintain a ratio of EBITDA minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.10 to 1.00 for the most recent twelve fiscal month period; (ii) limitations on dividend payments; (iii) restrictions on additional indebtedness; and (iv) limitations on investments and joint ventures. Effective with the March 2012 amendment, the Company has the option to borrow under its revolver based on the agent’s base rate plus a premium ranging from 0.00% to 0.50% or the London Interbank Offered Rate (LIBOR) plus a premium ranging from 1.50% to 2.00%. The interest rate under the term loan is based on the agent’s base rate plus a premium ranging from 0.25% to 0.75% or LIBOR plus a premium ranging from 1.75% to 2.25%. The premiums for the revolver and term loan are based on revolver utilization.

As of December 31, 2013, the Company was in compliance with its covenants and had approximately $99.2 million of availability under the ABL Credit Facility.

As of December 31, 2013, $3.4 million of bank financing fees were included in “Prepaid expenses and other” and “Other long-term assets” on the accompanying Consolidated Balance Sheets. The financing fees are being amortized over the remaining term of the ABL Credit Facility. The amortization of $1.3 million, $1.3 million and $684 thousand for 2013, 2012 and 2011 respectively, is included in “Interest and other expense on debt” on the accompanying Consolidated Statements of Comprehensive Income.

In June 2012, the Company entered into a forward starting fixed rate interest rate hedge that commenced June 2013, in order to eliminate the variability of cash interest payments on $53.2 million of the outstanding LIBOR-based borrowings under the ABL Credit Facility. The hedge matures on June 1, 2016 and the notional amount is reduced monthly by the principal payments on the term loan. The balance as of December 31, 2013 was $48.9 million. The interest rate hedge fixed the rate at 1.21% plus a premium ranging from 1.75% to 2.25%. Although the Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate hedge agreement, the Company anticipates performance by the counterparties.

As part of the CTI acquisition, the Company assumed approximately $5.9 million of IRB indebtedness issued through the Stanly County, North Carolina Industrial Revenue and Pollution Control Authority. The bond matures in April 2018, with the option to provide principal payments annually on April 1st. As of December 31, 2013 $4.3 million was outstanding on the IRB. The IRB is remarketed annually and is included in “Current portion of long-term debt” on the accompanying Consolidated Balance Sheets. Interest is payable monthly, with a variable rate that resets weekly. As security for payment of the bonds, the Company obtained a direct pay letter of credit issued by JPMorgan Chase Bank, N.A. The letter of credit reduces annually by the optional principal repayment amount. The interest rate at December 31, 2013 was 0.15% for the IRB debt.

The Company entered into an interest rate swap agreement to reduce the impact of changes in interest rates on the IRB. At December 31, 2013, the effect of the swap agreement on the bond was to fix the rate at 3.46%. The swap agreement matures April 2018, but the notional amount is reduced annually by the amount of the optional principal payments on the bond. Although the Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap agreement, the Company anticipates performance by the counterparties.

In April 2013, the Company purchased a facility in Streetsboro, Ohio for $1.4 million that was previously financed under a capital lease agreement. The capital lease obligation of $1.4 million was included in “Current portion of long-term debt” on the accompanying Consolidated Balance Sheets as of December 31, 2012.

Scheduled Debt Maturities, Interest, Debt Carrying Values

The Company’s principal payments over the next five years and thereafter are detailed in the table below:

(in thousands)	2014	2015	2016	2017	2018	Thereafter	Total
Revolver	$-	$-	$146,075	$-	$-	$-	$146,075
Term loan	8,750	8,750	31,354	-	-	-	48,854
Industrial revenue bond	810	840	865	895	930	-	4,340
Total principal payments	$9,560	$9,590	$178,294	$895	$930	$-	$199,269

The ABL Credit Facility includes a $70 million term loan that is collateralized by the Company’s real estate and equipment. The term loan matures on June 30, 2016. Under the ABL Credit Facility the Company is required to make monthly term loan payments of $729 thousand. The interest rate under the term loan is based on the agent’s base rate plus a premium ranging from 0.25% to 0.75% or LIBOR plus a premium ranging from 1.75% to 2.25%.

The overall effective interest rate for all debt, exclusive of deferred financing fees and deferred commitment fees, amounted to 2.3%, 2.7% and 3.1% in 2013, 2012 and 2011, respectively. Interest paid totaled $5.5 million, $7.3 million and $5.1 million for the years ended December 31, 2013, 2012 and 2011, respectively. Average total debt outstanding was $219.2 million, $254.2 million and $165.0 million in 2013, 2012 and 2011, respectively.

10.    Derivative Instruments:

Nickel swaps

During 2013, 2012 and 2011, the Company entered into nickel swaps indexed to the London Metal Exchange (LME) price of nickel with third-party brokers. The nickel swaps are treated as derivatives for accounting purposes. The Company entered into the swaps to mitigate its customers’ risk of volatility in the price of nickel. The outstanding nickel swaps settle on a monthly basis from January 2014 through May 2016 with the broker at maturity. The economic benefit or loss arising from the changes in fair value of the swaps is contractually passed through to the customer. The primary risk associated with the nickel swaps is the ability of customers or third-party brokers to honor their agreements with the Company related to derivative instruments. If the customer or third-party brokers are unable to honor their agreements, the Company’s risk of loss is the fair value of the nickel swap.

While these derivatives are intended to help the Company manage risk, they have not been designated as hedging instruments. The periodic changes in fair value of the nickel and embedded customer derivative instruments are included in “Cost of materials sold” in the Consolidated Statements of Comprehensive Income. We recognize derivative positions with both the customer and the third party and we classify cash settlement amounts associated with them as part of “Cost of materials sold” in the Consolidated Statements of Comprehensive Income. The embedded customer derivatives are included in “Accounts receivable, net”, and the swaps are included in “Other accrued liabilities” on the Consolidated Balance Sheets at December 31, 2013 and 2012.

 Interest rate swap

CTI entered into an interest rate swap to reduce the impact of changes in interest rates on its IRB. The swap agreement matures April 2018, the same time as the IRB, but the notional amount is reduced annually by the optional principal payments on the IRB. Although the Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap agreement, the Company anticipates performance by the counterparties. The interest rate swap is not treated as a hedging instrument for accounting purposes.

The periodic changes in fair value of the interest rate swap and cash settlement amounts associated with the interest rate swap are included in “Interest and other expense on debt” in the Consolidated Statements of Comprehensive Income.

Fixed rate interest rate hedge

In June 2012, the Company entered into a forward starting fixed rate interest rate hedge that commenced June 2013 in order to eliminate the variability of cash interest payments on $53.2 million of the outstanding LIBOR-based borrowings under the ABL Credit Facility. The balance as of December 31, 2013 was $48.9 million. The hedge matures on June 1, 2016 and the notional amount is reduced monthly by the principal payments on the term loan. The interest rate hedge fixed the rate at 1.21% plus a premium ranging from 1.75% to 2.25%. Although the Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate hedge agreement, the Company anticipates performance by the counterparties. The fixed interest rate hedge is accounted for as a cash flow hedging instrument for accounting purposes.

The table below shows the total net gain or (loss) recognized in the Company’s Consolidated Statements of Comprehensive Income of the derivatives for the years ended December 31, 2013, 2012 and 2011.

	Net Gain (Loss) Recognized
(in thousands)	2013	2012	2011
Interest rate swap (CTI)	$(167)	$(46)	$(68)
Fixed interst rate swap (ABL)	(309)	-	-
Nickel swaps	(1,037)	(113)	(208)
Embedded customer derivatives	1,037	113	208
Total gain (loss)	$(476)	$(46)	$(68)

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

During 2013 and 2012, there were no transfers of financial assets between Levels 1, 2 or 3 fair value measurements. There have been no changes in the methodologies used at December 31, 2013 and December 31, 2012. Following is a description of the valuation methodologies used for assets and liabilities measured at fair value as of December 31, 2013 and December 31, 2012:

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

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company:

	Value of Items Recorded at Fair Value
	As of December 31, 2013
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Embedded customer derivatives	$-	$614	$-	$614
Total assets at fair value	$-	$614	$-	$614

Liabilities:
Nickel swaps	$-	$614	$-	$614
Interest rate swap	-	279	-	279
Fixed interest rate swap	-	710	-	710
Total liabilities at fair value	$-	$1,603	$-	$1,600

	Value of Items Not Recorded at Fair Value
	As of December 31, 2013
(in thousands)	Level 1	Level 2	Level 3	Total
Liabilities:
Debt
IRB	$4,340	$-	$-	$4,340
Term loan	-	48,854	-	48,854
Revolver	-	146,075	-	146,075
Total liabilities not recorded at fair value	$4,340	$194,929	$-	$199,269

The value of the items not recorded at fair value represent the carrying value of the liabilities.

	Value of Items Recorded at Fair Value
	As of December 31, 2012
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Embedded customer derivatives	$-	$113	$-	$113
Total assets at fair value	$-	$113	$-	$113

Liabilities:
Nickel swaps	$-	$168	$-	$168
Interest rate swap	-	446	-	446
Fixed interest rate swap		941		941
Total liabilities at fair value	$-	$1,555	$-	$1,555

	Value of Items Not Recorded at Fair Value
	As of December 31, 2012
(in thousands)	Level 1	Level 2	Level 3	Total
Liabilities:

Debt
IRB	$5,125	$-	$-	$5,125
Term loan	-	57,604	-	57,604
Revolver	-	177,575	-	177,575
Total liabilities not recorded at fair value	$5,125	$235,179	$-	$240,304

The value of the items not recorded at fair value represents the carrying value of the liabilities.

The fair value of the IRB is determined using Level 1 inputs. The carrying value and the fair value of the IRB that qualify as financial instruments were $4.3 million and $5.1 million, respectively, at December 31, 2013 and 2012.

The fair values of the revolver and term loan are determined using Level 2 inputs. The carrying values of the revolver and the term loan were $146.1 million and $48.9 million, respectively, at December 31, 2013. The carrying value of the revolver and the term loan were $177.6 million and $57.6 million, respectively, at December 31, 2012. The Level 2 fair value of the Company's long-term debt was estimated using prevailing market interest rates on debt with similar creditworthiness, terms and maturities.

12.    Accumulated Other Comprehensive Loss:

In June 2012, the Company entered into a forward starting fixed rate interest rate hedge commencing July 2013 in order to eliminate the variability of cash interest payments on $53.2 million of the outstanding LIBOR-based borrowings under the ABL Credit Facility. The hedge matures on June 1, 2016 and the notional amount is reduced monthly by the principal payments on the term loan. The balance as of December 31, 2013 was $48.9 million. The fixed rate interest rate hedge is accounted for as a cash flow hedging instrument for accounting purposes. The fair value of the interest rate hedge is included in “Accumulated other comprehensive loss” on the Consolidated Balance Sheets. The fair value of the interest rate hedge was $437 thousand, net of tax of $273 thousand at December 31, 2013 and $579 thousand, net of tax of $362 thousand at December 31, 2012.

13.    Equity Plans:

Stock Options

The following table summarizes stock-based award activity during the year ended December 31, 2013:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2012	40,339	$21.79
Granted	-	-
Exercised	(11,667)	7.33
Canceled	(1,500)	32.63
Outstanding at December 31, 2013	27,172	$27.40	2.6	$117
Exercisable at December 31, 2013	27,172	$27.40	2.6	$117

There were 11,667 stock options exercised during 2013 and 4,168 stock options exercised during 2012. No stock options were exercised during 2011. The total intrinsic value of stock options exercised during the years ended December 31, 2013 and 2012 was $218 thousand and $56 thousand, respectively. Net cash proceeds from the exercise of stock options, exclusive of income tax benefits, were $86 thousand and $34 thousand for the years ended December 31, 2013 and 2012, respectively. Income tax benefits of $83 thousand and $21 thousand were realized from stock option exercises during the years ended December 31, 2013 and 2012, respectively.

Restricted Stock Units

Pursuant to the Olympic Steel 2007 Omnibus Incentive Plan (Plan), the Company may grant stock options, stock appreciation rights, restricted shares, restricted share units, performance shares, and other stock- and cash-based awards to employees and Directors of, and consultants to, the Company and its affiliates. Under the Plan, 500,000 shares of common stock are available for equity grants.

On each of January 2, 2013, January 3, 2012 and March 1, 2011, the Compensation Committee of the Company’s Board of Directors approved the grant of 1,800 restricted stock units (RSUs) to each non-employee Director. Subject to the terms of the Plan and the RSU agreement, the RSUs vest after one year of service (from the date of grant). The RSUs are not converted into shares of common stock until the Director either resigns or is terminated from the Board of Directors.

The fair value of each RSU was estimated to be the closing price of the Company’s common stock on the date of the grant, which was $23.41, $25.55 and $26.91 for the grants on January 2, 2013, January 3, 2012 and March 1, 2011, respectively.

In 2011, the Compensation Committee for the Company’s Board of Directors approved changes to the Senior Management Compensation Program to include an equity component in order to encourage more ownership of common stock by the senior management. Beginning in 2011, the Senior Management Compensation Program imposed stock ownership requirements upon the participants. Each participant is required to own at least 750 shares of common stock for each year that the participant participates in the Senior Management Compensation Program. Any participant that fails to meet the stock ownership requirements will be ineligible to receive any equity awards under the Company’s equity compensation plans, including the Plan, until the participant satisfies the ownership requirements. To assist participants in meeting the stock ownership requirements, on an annual basis, if a participant purchases 500 shares of common stock on the open market, the Company will award that participant 250 shares of common stock. During 2013 and 2012, the Company matched 8,500 and 7,250 shares, respectively. Additionally, any participant who continues to comply with the stock ownership requirements as of the five-year, 10-year, 15-year, 20-year and 25-year anniversaries of the participant’s participation in the Senior Management Compensation Program will receive a restricted stock unit award with a dollar value of $25 thousand, $50 thousand, $75 thousand, $100 thousand and $100 thousand, respectively. Restricted stock unit awards will convert into the right to receive shares of common stock upon a participant’s retirement, or earlier upon the executive’s death or disability or upon a change in control of the Company.

In recognition of their performance and dedicated years of service, on December 31, 2011, the Compensation Committee of the Board of Directors granted 81,475 RSUs to Messrs. Siegal, Wolfort and Marabito. The RSUs have a vesting period of five years and will be fully vested on December 31, 2016. Except in limited circumstances, the RSUs will not convert into shares of common stock until the retirements of Messrs. Siegal, Wolfort and Marabito, respectively. These RSU’s are not a part of the 2011 Senior Management Compensation Program discussed above. The fair value of each RSU was estimated to be the closing price of the common stock on the date of the grant, which was $23.32 on December 31, 2011.

Stock-based compensation expense recognized on RSUs is summarized in the following table:

	For the years ended December 31,
	2013	2012	2011
RSU expense before taxes	$936	$1,238	$726
RSU expense after taxes	$554	$278	$484
Impact per basic share	$0.05	$0.03	$0.04
Impact per diluted share	$0.05	$0.03	$0.04

All pre-tax charges related to RSUs were included in the caption “Administrative and general” on the accompanying Consolidated Statements of Comprehensive Income.

The following table summarizes the activity related to RSUs for the twelve months ended December 31, 2013:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2012	192,819	$26.22
Granted	38,214	21.50
Converted into shares	-	-
Forfeited	(75)	23.32
Outstanding at December 31, 2013	230,958	$25.44	$977
Vested at December 31, 2013	178,679	$25.92	$735

Of the RSUs granted in 2013 and 2012, 28,341 and 31,243, respectively, were used to fund supplemental executive retirement plan contributions. There was no intrinsic value for the RSUs that were converted into shares in 2012. There were no RSUs converted into shares during 2013 or 2011.

All pre-tax charges related to RSUs were included in the caption “Administrative and general” on the accompanying Consolidated Statements of Comprehensive Income.

14.    Commitments and Contingencies:

Operating Leases

The Company leases certain warehouses, sales offices, machinery and equipment and vehicles under long-term operating lease agreements. The leases expire at various dates through 2023. In some cases the leases include options to extend. Rent and lease expense was $7.5 million, $7.7 million and $6.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.

The future annual minimum lease payments as of December 31, 2013 are as follows:

	2014	2015	2016	2017	2018	Thereafter	Total
Lease payments	$5,654	$4,682	$4,157	$3,355	$2,562	$3,312	$23,722

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

At December 31, 2013, approximately 333 of the hourly plant personnel are represented by ten separate collective bargaining units. The table below shows the expiration dates of the collective bargaining agreements.

Facility	Expiration date
Duluth, Minnesota	December 21, 2014
Locust, North Carolina	March 4, 2015
Romeoville, Illinois	May 31, 2015
Minneapolis coil, Minnesota	September 30, 2015
Indianapolis, Indiana	January 29, 2016
Minneapolis plate, Minnesota	March 31, 2017
Detroit, Michigan	August 31, 2017
St. Paul, Minnesota	May 25, 2018
Milan, Illinois	August 12, 2018
Kansas City, Missouri	November 18, 2018

15.    Income Taxes:

The components of the Company’s provision (benefit) for income taxes from continuing operations were as follows:

	As of December 31,
(in thousands)	2013	2012	2011
Current:
Federal	$6,207	$8,058	$4,375
State and local	1,265	1,021	115
	7,472	9,079	4,490
Deferred	(2,195)	(1,217)	8,025
Income tax provision	$5,277	$7,862	$12,515

The components of the Company’s deferred income taxes at December 31 are as follows:

(in thousands)	2013	2012
Deferred tax assets:
Inventory (excluding LIFO reserve)	$2,588	$2,039
Net operating loss and tax credit carryforwards	3,044	3,167
Allowance for doubtful accounts	585	615
Accrued expenses	7,459	7,592
Other	83	102
	13,759	13,515
Valuation reserve	(1,298)	(1,200)
Total deferred tax assets	12,461	12,315

Deferred tax liabilities:
LIFO reserve	(6,213)	(5,417)
Property and equipment	(24,339)	(26,962)
Intangibles	(15,259)	(15,416)
Other	(24)	-
Total deferred tax liabilities	(45,835)	(47,795)
Deferred tax liabilities, net	$(33,374)	$(35,480)

The deferred tax liability decreased by $88 thousand related to the interest rate swap.

The following table summarizes the activity related to the Company’s gross unrecognized tax benefits:

(in thousands)	2013	2012	2011
Balance as of January 1	$112	$75	$2,005
Decreases related to prior year tax positions	(37)	-	-
Increases related to current year tax positions	25	61	24
Decreases related to lapsing of statute of limitations	(25)	(24)	(1,954)
Balance as of December 31	$75	$112	$75

It is expected that the amount of unrecognized tax benefits will not materially change in the next twelve months. The tax years 2010 through 2012 remain open to examination by major taxing jurisdictions to which the Company is subject.

The Company recognized interest related to uncertain tax positions in income tax expense. As of December 31, 2013 and December 31, 2012, the Company had approximately $4 thousand and $5 thousand of gross accrued interest related to uncertain tax positions, respectively.

The following table reconciles the U.S. federal statutory rate to the Company’s effective tax rate:

	2013	2012	2011
U.S. federal statutory rate	35.0%	35.0%	35.0%
State and local taxes, net of federal benefit	3.0%	6.9%	4.1%
Goodwill impairment	-	22.7%	-
Valuation allowance	-	8.5%	-
Sec. 199 manufacturing deduction	(4.2%)	(4.7%)	(1.0%)
Meals and entertainment	3.3%	4.5%	1.2%
Change in unrecognized tax benefits	(0.2%)	-	(5.8%)
All other, net	3.9%	4.6%	(0.1%)
Effective income tax rate	40.8%	77.5%	33.4%

Income taxes paid in 2013, 2012 and 2011 totaled $7.6 million, $6.9 million and $9.2 million, respectively. Some subsidiaries of the Company’s consolidated group file state tax returns on a separate company basis and have state net operating loss carryforwards expiring over the next seven to 20 years. A valuation allowance is recorded to reduce certain deferred tax assets to the amount that is more likely than not to be realized.

16.   Shares Outstanding and Earnings Per Share:

Earnings per share have been calculated based on the weighted average number of shares outstanding as set forth below:

	For the years ended December 31,
(in thousands, except per share data)	2013	2012	2011
Weighted average basic shares outstanding	11,065	10,989	10,937
Assumed exercise of stock options and issuance of stock awards	9	6	14
Weighted average diluted shares outstanding	11,074	10,995	10,951

Net income	$7,647	$2,277	$24,970

Basic earnings per share	$0.69	$0.21	$2.28
Diluted earnings per share	$0.69	$0.21	$2.28

Anti-dilutive securities outstanding	201	194	61

17.    Segment Information:

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

Commencing with the first quarter of 2013, corporate expenses are reported as a separate line item in the segment reporting. Corporate expenses include the unallocated expenses related to managing the entire Company (i.e., both segments), including payroll expenses for certain personnel, expenses related to being a publicly traded entity such as board of directors expenses, audit expenses, and various other professional fees. Prior to 2013, these expenses were included in the flat products segment’s operating results. The 2012 and 2011 financial information below has been revised to reflect the new reporting structure.

The following table provides financial information by segment and reconciles the Company’s operating income by segment to the consolidated income before income taxes for the years ended December 31, 2013, 2012 and 2011. The Company assesses the performance of the segments based on operating income.

(in thousands)	2013	2012	2011
Net sales
Flat products	$1,026,769	$1,138,063	$1,143,708
Tubular and pipe products	236,562	245,638	118,164
Total net sales	$1,263,331	$1,383,701	$1,261,872

Depreciation and amortization
Flat products	$16,883	$16,065	$13,800
Tubular and pipe products	5,308	4,795	2,246
Corporate	50	-	-
Total depreciation and amortization	$22,241	$20,860	$16,046

Operating income
Flat products	$12,106	$7,030	$44,302
Tubular and pipe products	14,981	17,997	7,206
Corporate	(7,432)	(6,578)	(7,040)
Total operating income	$19,655	$18,449	$44,468
Asset impairment charge of joint venture real estate	-	(36)	(953)
Other income (loss), net	(28)	83	(77)
Income before interest and income taxes	19,627	18,496	43,438
Interest and other expense on debt	6,703	8,357	5,953
Income before income taxes	$12,924	$10,139	$37,485

(in thousands)	2013	2012	2011
Capital expenditures
Flat products	$3,794	$17,004	$38,849
Tubular and pipe products	11,616	6,369	638
Corporate	688	-	-
Total capital expenditures	$16,098	$23,373	$39,487

Goodwill
Flat products	$500	$500
Tubular and pipe products	40,287	40,287
Total goodwill	$40,787	$40,787

Assets
Flat products	$473,397	$480,487
Tubular and pipe products	223,314	225,507
Corporate	638	-
Total assets	$697,349	$705,994

There were no material revenue transactions between the flat products and tubular and pipe products segments for the years ended December 31, 2013, 2012 and 2011.

The Company sells certain products internationally, primarily in Canada, Puerto Rico and Mexico. International sales have been immaterial to the consolidated financial results and to the individual segment’s results.

18.    Retirement Plans:

The Company’s retirement plans consist of a 401(k) plan covering certain non-union employees, two separate 401(k) plans covering all union employees, two profit sharing plans, a multi-employer pension plan covering certain CTI employees and a supplemental executive retirement plan (SERP) covering certain executive officers of the Company.

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

The most recent Pension Protection Act zone status available is for the plan year beginning January 1, 2013, and the Multiemployer Plan’s actuary has certified that the Multiemployer Plan is neither in critical status nor endangered status and that it is in the green zone. The zone status is based on information that CTI received from the Multiemployer Plan and is certified by the Multiemployer Plan’s actuary. Among other factors, plans in the green zone are at least 80 percent funded.

CTI contributes to the Multiemployer Plan under the terms of a collective bargaining agreement that covers certain of its union employees, and which expires May 31, 2015. CTI contributions to the Multiemployer Plan were immaterial for the years ended December 31, 2013 and 2012.

Retirement plan expense, which includes all Company 401(k), profit-sharing, SERP defined contributions and the Multiemployer Plan, amounted to $2.2 million, $2.1 million and $2.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.

19.    Related-Party Transactions:

The Company’s Chief Executive Officer owns 50% of a related entity that owns one of the Cleveland warehouses and leases it to the Company at a fair market value annual rental of $204 thousand. The lease expires on December 31, 2018 with four five-year renewal options.

 Schedule II – Valuation and Qualifying Accounts

(in thousands)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year Ended December 31, 2011
Allowance for doubtful accounts	$1,310	$1,125	$213	$(921)	$1,727
Tax valuation reserve	$412	$-	$-	$(11)	$401

Year Ended December 31, 2012
Allowance for doubtful accounts	$1,727	$322	$-	$(452)	$1,597
Tax valuation reserve	$401	$799	$-	$-	$1,200

Year Ended December 31, 2013
Allowance for doubtful accounts	$1,597	$83	$-	$(161)	$1,519
Tax valuation reserve	$1,200	$98	$-	$-	$1,298

SUPPLEMENTAL FINANCIAL INFORMATION

Unaudited Quarterly Results of Operations

(in thousands, except per share amounts)

2013	1st	2nd	3rd	4th	Year
Net sales	$338,064	$330,804	$303,990	$290,473	$1,263,331
Operating income (a)	9,581	6,024	4,174	(124)	19,655
Income (loss) before income taxes	7,906	4,315	2,484	(1,781)	12,924
Net income (loss)	$5,163	$2,525	$1,340	$(1,381)	$7,647
Basic net income (loss) per share	$0.47	$0.23	$0.12	$(0.12)	$0.69
Weighted average shares outstanding - basic	11,034	11,062	11,066	11,075	11,065
Diluted net income (loss) per share	$0.47	$0.23	$0.12	$(0.12)	$0.69
Weighted average shares outstanding - diluted	11,042	11,072	11,077	11,075	11,074
Market price of common stock: (c)
High	$25.39	$26.83	$29.48	$31.68	$31.68
Low	18.52	19.54	24.46	24.56	18.52

2012	1st	2nd	3rd	4th	Year
Net sales	$382,052	$367,365	$342,560	$291,724	$1,383,701
Operating income (b)	12,263	9,744	4,624	(8,182)	18,449
Income before income taxes	10,189	7,566	2,555	(10,171)	10,139
Net income	$6,230	$4,526	$1,639	$(10,118)	$2,277
Basic net income per share	$0.57	$0.41	$0.15	$(0.92)	$0.21
Weighted average shares outstanding - basic	10,988	10,960	10,961	10,993	10,989
Diluted net income per share	$0.57	$0.41	$0.15	$(0.92)	$0.21
Weighted average shares outstanding - diluted	10,997	10,989	10,967	10,993	10,995
Market price of common stock: (c)
High	$28.31	$25.02	$19.20	$22.21	$28.31
Low	21.78	15.00	14.77	16.61	14.77

(a)	Operating income includes $3,572 of LIFO income.
(b)	Operating income includes $6,583 of goodwill impairment charges related to the Company's flat products Southern region in the 4th quarter of 2012.
(c)	Represents the high and low sales prices of our common stock as reported by the Nasdaq Global Select Market.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Evaluations required by Rule 13a-15 of the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Annual Report have been carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon such evaluations, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2013 in providing reasonable assurance that information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the rules and forms of the SEC.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

Information required by Item 10 as to the executive officers is provided in Part I of this Annual Report on Form 10-K and is incorporated by reference into this section. Other information required by Item 10 will be incorporated herein by reference to the information set forth in our definitive proxy statement for our 2014 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION

Information required by Item 11 will be incorporated herein by reference to the information set forth in our definitive proxy statement for our 2014 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by Item 12 will be incorporated herein by reference to the information set forth in our definitive proxy statement for our 2014 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by Item 13 will be incorporated herein by reference to the information set forth in our definitive proxy statement for our 2014 Annual Meeting of Shareholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by Item 14 will be incorporated herein by reference to the information set forth in our definitive proxy statement for our 2014 Annual Meeting of Shareholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) The following financial statements are included in Part II, Item 8:

Report of Independent Registered Public Accounting Firm

Management’s Report on Internal Control Over Financial Reporting

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2013, 2012 and 2011

Consolidated Balance Sheets as of December 31, 2013 and 2012

Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011

Supplemental Disclosures of Cash Flow Information for the Years Ended December 31, 2013, 2012 and 2011

Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2013, 2012 and 2011

Notes to Consolidated Financial Statements for the Years Ended December 31, 2013, 2012 and 2011

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

OLYMPIC STEEL, INC.

February 27, 2014	By: /s/ Richard T. Marabito
Richard T. Marabito,
Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated and on the dates indicated.

February 27, 2014	/s/	Michael D. Siegal *
Michael D. Siegal
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

February 27, 2014	/s/	David A. Wolfort *
David A. Wolfort
President, Chief Operating Officer and Director

February 27, 2014	/s/	Richard T. Marabito *
Richard T. Marabito
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

February 27, 2014	/s/	Donald R. McNeeley *
Donald R. McNeeley
President of Chicago Tube and Iron and Director

February 27, 2014	/s/	Arthur F. Anton *
Arthur F. Anton, Director

February 27, 2014	/s/	Dirk A. Kempthorne *
Dirk A. Kempthorne, Director

February 27, 2014	/s/	Ralph M. Della Ratta, Jr. *
Ralph M. Della Ratta, Jr., Director

February 27, 2014	/s/	James B. Meathe *
James B. Meathe, Director

February 27, 2014	/s/	Howard L. Goldstein *
Howard L. Goldstein, Director

* The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to the Powers of Attorney executed by the above-named officers and directors of the Company and filed with the Securities and Exchange Commission on behalf of such officers and directors.

By:	/s/	Richard T. Marabito	February 27, 2014
Richard T. Marabito, Attorney-in-Fact

OLYMPIC STEEL, INC.

INDEX TO EXHIBITS

Exhibit	Description	Reference
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

Incorporated by reference to Exhibit 4.24 to Registrant’s Form 10-Q filed with the Commission on May 3, 2013 (Commission File No. 0-23320).
10.1 *	Olympic Steel, Inc. Stock Option Plan	Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 (Registration No. 33-73992) filed with the Commission on January 12, 1994.
10.8 *	Form of Management Retention Agreement for Senior Executive Officers of the Company	Incorporated by reference to Exhibit 10.8 to Registrant's Form 10-Q filed with the Commission on August 7, 2000 (Commission File No. 0-23320).
10.9 *	Form of Management Retention Agreement for Other Officers of the Company	Incorporated by reference to Exhibit 10.9 to Registrant's Form 10-Q filed with the Commission on August 7, 2000 (Commission File No. 0-23320).
10.14 *	Olympic Steel, Inc. Executive Deferred Compensation Plan dated December 15, 2004	Incorporated by reference to Exhibit 10.14 to Registrant’s Form 10-K filed with the Commission on March 14, 2005 (Commission File No. 0-23320).

10.15 *	Form of Non-Solicitation Agreements	Incorporated by reference to Exhibit 10.15 to Registrant’s Form 8-K filed with the Commission on March 4, 2005 (Commission File No. 0-23320).
10.16 *	Form of Management Retention Agreement	Incorporated by reference to Exhibit 10.16 to Registrant’s Form 10-Q filed with the Commission on August 8, 2005 (Commission File No. 0-23320).
10.17 *	Supplemental Executive Retirement Plan Term Sheet	Incorporated by reference to Exhibit 99.1 to Registrant’s Form 8-K filed with the Commission on January 5, 2006 (Commission File No. 0-23320).
10.20 *	Olympic Steel, Inc. Supplemental Executive Retirement Plan	Incorporated by reference to Exhibit 10.20 to Registrant’s Form 8-K filed with the Commission on April 28, 2006 (Commission File No. 0-23320).
10.21 *	Olympic Steel, Inc. 2007 Omnibus Incentive Plan	Incorporated by reference to Exhibit 10.21 to Registrant’s Form 8-K filed with the Commission on May 3, 2007 (Commission File No. 0-23320).
10.27*	Form of Performance-Earned Restricted Stock Unit (PERS Unit) Agreement for Messrs. Siegal, Wolfort and Marabito.	Incorporated by reference to Exhibit 10.27 to Registrant’s Form 10-Q filed with the Commission on May 5, 2009 (Commission File No. 0-23320).
10.28*	Form of Performance-Earned Restricted Stock Unit (PERS Unit) Agreement for Mr. Manson and Ms. Potash.	Incorporated by reference to Exhibit 10.28 to Registrant’s Form 10-Q filed with the Commission on May 5, 2009 (Commission File No. 0-23320).
10.30 *	Olympic Steel, Inc. Senior Manager Compensation Plan	Incorporated by reference to Exhibit 10.30 to Registrant’s Form 10-Q filed with the Commission on May 6, 2011 (Commission File No. 0-23320).
10.31 *	David A. Wolfort Employment Agreement effective as of January 1, 2011	Incorporated by reference to Exhibit 10.31 to Registrant’s Form 10-Q filed with the Commission on May 6, 2011 (Commission File No. 0-23320).
10.32 *	Donald McNeeley Employment Agreement effective as of July 1, 2011	Incorporated by reference to Exhibit 10.32 to Registrant’s Form 10-Q filed with the Commission on November 4, 2011 (Commission File No. 0-23320).
10.33 *	Richard T. Marabito Employment Agreement effective as of November 23, 2011	Incorporated by reference to Exhibit 10.33 to Registrant’s Form 8-K filed with the Commission on November 23, 2011 (Commission File No. 0-23320).
10.34 *	Form of RSU Agreements for Messrs. Siegal, Wolfort and Marabito.	Incorporated by reference to Exhibit 10.34 to Registrant’s Form 10-K filed with the Commission on February 23, 2012 (Commission File No. 0-23320).
10.35 *	Michael D. Siegal Employment Agreement effective as of December 1, 2012	Incorporated by reference to Exhibit 10.35 to Registrant’s Form 8-K filed with the Commission on November 21, 2012 (Commission File No. 0-23320).
21	List of Subsidiaries	Filed herewith
23	Consent of Independent Registered Public Accounting Firm	Filed herewith
24	Directors and Officers Powers of Attorney	Filed herewith
31.1	Certification of the Principal Executive Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of the Principal Financial Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Written Statement of Michael D. Siegal, Chairman and Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Written Statement of Richard T. Marabito, Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*      This exhibit is a management contract or compensatory plan or arrangement.