Form 10-Q
period 2014-03-31
OLYMPIC STEEL INC
filed 2014-04-30
CIK 917470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

( X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer ( )	Accelerated filer (X)
Non-accelerated filer ( )	Smaller reporting company ( )
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined Rule 12b-2 of the Exchange Act). Yes (  ) No (X)

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding as of April 30, 2014
Common stock, without par value	10,977,591

Olympic Steel, Inc.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Olympic Steel, Inc.

Consolidated Balance Sheets

(in thousands)

	As of
	March 31, 2014	December 31, 2013
	(unaudited)	(audited)
Assets
Cash and cash equivalents	$5,399	$3,186
Accounts receivable, net	149,906	115,288
Inventories, net (includes LIFO debit of $3,572 as of March 31, 2014 and December 31, 2013)	283,864	286,371
Prepaid expenses and other	11,439	12,786
Total current assets	450,608	417,631
Property and equipment, at cost	363,560	361,368
Accumulated depreciation	(175,808)	(170,484)
Net property and equipment	187,752	190,884
Goodwill	40,787	40,787
Intangible assets, net	34,313	34,535
Other long-term assets	14,027	13,512
Total assets	$727,487	$697,349

Liabilities
Current portion of long-term debt	$13,090	$13,090
Accounts payable	119,272	126,012
Accrued payroll	9,277	10,723
Other accrued liabilities	18,105	15,808
Total current liabilities	159,744	165,633
Credit facility revolver	180,880	146,075
Long-term debt	37,917	40,104
Other long-term liabilities	13,944	13,445
Deferred income taxes	32,728	33,476
Total liabilities	425,213	398,733
Shareholders' Equity
Preferred stock	-	-
Common stock	125,169	124,118
Accumulated other comprehensive loss	(386)	(437)
Retained earnings	177,491	174,935
Total shareholders' equity	302,274	298,616
Total liabilities and shareholders' equity	$727,487	$697,349

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Consolidated Statements of Comprehensive Income

For the Three Months Ended March 31,

(in thousands, except per share data)

	2014	2013
	(unaudited)
Net sales	$346,913	$338,064
Costs and expenses
Cost of materials sold (excludes items shown seperately below)	275,467	266,154
Warehouse and processing	21,360	20,506
Administrative and general	18,937	18,149
Distribution	9,856	8,974
Selling	6,518	6,586
Occupancy	2,870	2,599
Depreciation	5,454	5,293
Amortization	222	222
Total costs and expenses	340,684	328,483
Operating income	6,229	9,581
Other income, net	2	23
Income before interest and income taxes	6,231	9,604
Interest and other expense on debt	1,754	1,698
Income before income taxes	4,477	7,906
Income tax provision	1,700	2,743
Net income	$2,777	$5,163
Net gain on interest rate hedge, net of tax $32 at March 31, 2014 and $2 at December 31, 2013.	51	3
Total comprehensive income	$2,828	$5,166

Earnings per share:
Net income per share - basic	$0.25	$0.47
Weighted average shares outstanding - basic	11,089	11,034
Net income per share - diluted	$0.25	$0.47
Weighted average shares outstanding - diluted	11,090	11,042

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Consolidated Statements of Cash Flows

For the Three Months Ended March 31,

(in thousands)

	2014	2013
	(unaudited)
Cash flows from (used for) operating activities:
Net income	$2,777	$5,163
Adjustments to reconcile net income to net cash from (used for) operating activities -
Depreciation and amortization	6,011	5,850
(Gain) Loss on disposition of property and equipment	12	83
Stock-based compensation	914	797
Insurance recovery receivable	-	(872)
Other long-term assets	(851)	(1,467)
Other long-term liabilities	(199)	(1,573)
	8,664	7,981
Changes in working capital:
Accounts receivable	(34,618)	(35,899)
Inventories	2,508	14,839
Prepaid expenses and other	1,347	4,774
Accounts payable	2,889	7,890
Change in outstanding checks	(9,629)	1,543
Accrued payroll and other accrued liabilities	850	539
	(36,653)	(6,314)
Net cash from (used for) operating activities	(27,989)	1,667

Cash flows from (used for) investing activities:
Capital expenditures	(2,341)	(1,714)
Proceeds from disposition of property and equipment	7	-
Net cash used for investing activities	(2,334)	(1,714)

Cash flows from (used for) financing activities:
Credit facility revolver borrowings	115,525	101,864
Credit facility revolver repayments	(80,720)	(104,484)
Principal payments under capital lease obligations	-	(27)
Term loan repayments	(2,187)	(2,187)
Proceeds from exercise of stock options (including tax benefits) and employee stock purchases	137	117
Dividends paid	(219)	(219)
Net cash from (used for) financing activities	32,536	(4,936)

Cash and cash equivalents:
Net change	2,213	(4,983)
Beginning balance	3,186	7,782
Ending balance	$5,399	$2,799

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Supplemental Disclosures of Cash Flow Information

For the Three Months Ended March, 31

(in thousands)

	2014	2013
	(unaudited)

Interest paid	$1,440	$1,393
Income taxes paid	$25	$11

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Notes to Unaudited Consolidated Financial Statements

March 31, 2014

1.	Basis of Presentation:

The accompanying consolidated financial statements have been prepared from the financial records of Olympic Steel, Inc. and its wholly-owned subsidiaries (collectively, Olympic or the Company), without audit and reflect all normal and recurring adjustments which are, in the opinion of management, necessary to fairly state the results of the interim periods covered by this report. Year-to-date results are not necessarily indicative of 2014 annual results and these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Accounts receivable are presented net of allowances for doubtful accounts and unissued credits of $3.5 million and $3.2 million as of March 31, 2014 and December 31, 2013, respectively. The allowance for doubtful accounts is maintained at a level considered appropriate based on historical experience and specific customer collection issues that have been identified. Estimations are based upon a calculated percentage of accounts receivable, which remains fairly level from year to year, and judgments about the probable effects of economic conditions on certain customers, which can fluctuate significantly from year to year. The Company cannot guarantee that the rate of future credit losses will be similar to past experience. The Company considers all available information when assessing the adequacy of its allowance for doubtful accounts and unissued credits each quarter.

3.	Inventories:

Inventories consisted of the following:

	As of
(in thousands)	March 31, 2014	December 31, 2013
Unprocessed	$210,405	$219,401
Processed and finished	73,459	66,970
Totals	$283,864	$286,371

The Company values certain of its tubular and pipe products inventory at the last-in, first-out (LIFO) method. At March 31, 2014 and December 31, 2013, approximately $41.2 million, or 14.5% of consolidated inventory, and $43.9 million, or 15.3% of consolidated inventory, respectively, was reported under the LIFO method of accounting. The cost of the remainder of the tubular and pipe products inventory is determined using a weighted average rolling first-in, first-out (FIFO) method.

No adjustment for LIFO was recorded in the first quarter of 2014 as the current projections anticipate comparative levels and pricing of inventory for the remainder of the year. In the first quarter of 2014, the Company did not record an adjustment to LIFO inventory. In the first quarter of 2013, the Company made an out-of-period adjustment to record previously unrecognized LIFO adjustments, which resulted in an increase to after-tax income of $1.2 million.

If the FIFO method had been in use, inventories would have been $3.6 million lower than reported at March 31, 2014 and December 31, 2013.

4.	Intangible Assets:

Intangible assets, net, consisted of the following as of March 31, 2014 and December 31, 2013:

	As of March 31, 2014
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net

Customer relationships - subject to amortization	$13,332	$(2,444)	$10,888
Trade name - not subject to amortization	23,425	-	23,425
	$36,757	$(2,444)	$34,313

	As of December 31, 2013
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net

Customer relationships - subject to amortization	$13,332	$(2,222)	$11,110
Trade name - not subject to amortization	23,425	-	23,425
	$36,757	$(2,222)	$34,535

The Company estimates that amortization expense for its intangible assets subject to amortization will be $889 thousand for the year ending December 31, 2014 and $889 thousand per year in each of the next five years.

5.	Debt:

The Company’s debt is comprised of the following components:

	As of
(in thousands)	March 31, 2014	December 31, 2013
Asset-based revolving credit facility due June 30, 2016	$180,880	$146,075
Term loan due June 30, 2016	46,667	48,854
Industrial revenue bond due April 1, 2018	4,340	4,340
Total debt	231,887	199,269
Less current amount	(13,090)	(13,090)
Total long-term debt	$218,797	$186,179

The Company’s existing asset-based credit facility (the ABL Credit Facility) is collateralized by the Company’s accounts receivable, inventory and property and equipment. The ABL Credit Facility consists of a revolving credit line of $315 million and a $64 million term loan, with monthly principal payments. At March 31, 2014, the term loan balance was $46.7 million. Revolver borrowings are limited to the lesser of a borrowing base, comprised of eligible receivables and inventories, or $315 million in the aggregate. The ABL Credit Facility matures on June 30, 2016.

The ABL Credit Facility requires the Company to comply with various covenants, the most significant of which include: (i) until maturity of the ABL Credit Facility, if any commitments or obligations are outstanding and the Company’s availability is less than the greater of $20 million, 12.5% of the aggregate amount of revolver commitments ($39.4 million at March 31, 2014), or 60% of the principal balance of the term loan then outstanding ($28.0 million at March 31, 2014), then the Company must maintain a ratio of EBITDA minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.10 to 1.00 for the most recent twelve fiscal month period; (ii) limitations on dividend payments; (iii) restrictions on additional indebtedness; and (iv) limitations on investments and joint ventures. The Company has the option to borrow under its revolver based on the agent’s base rate plus a premium ranging from 0.00% to 0.50% or the London Interbank Offered Rate (LIBOR) plus a premium ranging from 1.50% to 2.00%. The interest rate under the term loan is based on the agent’s base rate plus a premium ranging from 0.25% to 0.75% or LIBOR plus a premium ranging from 1.75% to 2.25%.

As of March 31, 2014, the Company was in compliance with its covenants and had approximately $96 million of availability under the ABL Credit Facility.

As of March 31, 2014, $3.0 million of bank financing fees were included in “Prepaid expenses and other” and “Other long-term assets” on the accompanying Consolidated Balance Sheets. The financing fees are being amortized over the remaining term of the credit facility and are included in “Interest and other expense on debt” on the accompanying Consolidated Statements of Comprehensive Income.

In June 2012, the Company entered into a forward starting fixed rate interest rate hedge that commenced June 2013, in order to eliminate the variability of cash interest payments on $53.2 million of the outstanding LIBOR-based borrowings under the ABL Credit Facility. The hedge matures on June 1, 2016 and the notional amount is reduced monthly by the principal payments on the term loan. The hedged balance as of March 31, 2014 was $46.7 million. The interest rate hedge fixed the rate at 1.21% plus a premium ranging from 1.75% to 2.25%. Although the Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate hedge agreement, the Company anticipates performance by the counterparties.

As part of the Chicago Tube and Iron Company (CTI) acquisition in July 2011, the Company assumed approximately $5.9 million of Industrial Revenue Bond (IRB) indebtedness issued through the Stanly County, North Carolina Industrial Revenue and Pollution Control Authority. The bond matures in April 2018, with the option to provide principal payments annually on April 1st. On April 1, 2014, the Company paid an optional principal payment of $810 thousand. Interest is payable monthly, with a variable rate that resets weekly. As a security for payment of the bonds, the Company obtained a direct pay letter of credit issued by JPMorgan Chase Bank, N.A. The letter of credit reduces annually by the principal reduction amount. The interest rate at March 31, 2014 was 0.16% for the IRB debt.

The Company entered into an interest rate swap agreement to reduce the impact of changes in interest rates on the above IRB. At March 31, 2014, the effect of the swap agreement on the bond was to fix the rate at 3.46%. The swap agreement matures in April 2018, and is reduced annually by the amount of the optional principal payments on the bond. The Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap agreement. However, the Company does not anticipate nonperformance by the counterparties.

6.	Derivative Instruments:

Metals swaps

During 2014 and 2013, the Company entered into nickel swaps indexed to the London Metal Exchange (LME) price of nickel with third-party brokers. In the first quarter of 2014 the Company entered into carbon swaps indexed to the New York Mercantile Exchange (NYMEX) price of U.S. Midwest Domestic Hot-Rolled Coil Steel with third-party brokers. The nickel and carbon swaps are treated as derivatives for accounting purposes. The Company entered into them to mitigate its customers’ risk of volatility in the price of metals. The outstanding nickel swaps have one to twenty-six months remaining and the outstanding carbon swaps have one to nine months remaining. The swaps are settled with the brokers at maturity. The economic benefit or loss arising from the changes in fair value of the swaps is contractually passed through to the customer. The primary risk associated with the metals swaps is the ability of customers or third-party brokers to honor their agreements with the Company related to derivative instruments. If the customer or third-party brokers are unable to honor their agreements, the Company’s risk of loss is the fair value of the metals swaps.

While these derivatives are intended to help the Company manage risk, they have not been designated as hedging instruments. The periodic changes in fair value of the metals and embedded customer derivative instruments are included in “Cost of materials sold” in the Consolidated Statements of Comprehensive Income. The Company recognizes derivative positions with both the customer and the third party for the derivatives and classifies cash settlement amounts associated with them as part of “Cost of materials sold” in the Consolidated Statements of Comprehensive Income. The metals swaps are included in “Accounts receivable, net”, and the embedded customer derivatives are included in “Other accrued liabilities” on the Consolidated Balance Sheets at March 31, 2014. The embedded customer derivatives were included in “Accounts receivable, net”, and the metals swaps are included in “Other accrued liabilities” on the Consolidated Balance Sheets at December 31, 2013.

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

Fixed rate interest rate hedge

In June 2012, the Company entered into a forward starting fixed rate interest rate hedge commencing July 2013 in order to eliminate the variability of cash interest payments on $53.2 million of the outstanding LIBOR-based borrowings under the ABL Credit Facility. The hedged balance as of March 31, 2014 was $46.7 million. The hedge matures on June 1, 2016 and is reduced monthly by the principal payments on the term loan. The fixed rate interest rate hedge is accounted for as a cash flow hedging instrument for accounting purposes.

There was no net impact from the nickel swaps or embedded customer derivative agreements to the Company’s Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and 2013. The table below shows the total impact to the Company’s Consolidated Statements of Comprehensive Income through net income of the derivatives for the three months ended March 31, 2014 and 2013.

	Net Gain (Loss) Recognized
	For the Three Months Ended March 31,
(in thousands)	2014	2013
Interest rate swap (CTI)	$(29)	$(42)
Fixed interest rate swap (ABL)	(124)	-
Metals swaps	655	77
Embedded customer derivatives	(655)	(77)
Total gain (loss)	$(153)	$(42)

7.	Fair Value of Financial Instruments:

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

During the three months ended March 31, 2014, there were no transfers of financial assets between Levels 1, 2 or 3 fair value measurements. There have been no changes in the methodologies used at March 31, 2014 since December 31, 2013. Following is a description of the valuation methodologies used for assets and liabilities measured at fair value as of March 31, 2014 and December 31, 2013:

Metals swaps and embedded customer derivatives – Determined by using Level 2 inputs that include the price of nickel indexed to the LME and the price of Hot Rolled Coil Steel indexed to the NYMEX. The fair value is determined based on quoted market prices and reflects the estimated amounts the Company would pay or receive to terminate the metals swaps.

Interest rate swaps – Based on the present value of the expected future cash flows, considering the risks involved, and using discount rates appropriate for the maturity date. Market observable Level 2 inputs are used to determine the present value of future cash flows.

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company:

	Value of Items Recorded at Fair Value
	As of March 31, 2014
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Metals swaps	$-	$181	$-	$181
Total assets at fair value	$-	$181	$-	$181

Liabilities:
Embedded customer derivative	$-	$181	$-	$181
Interest rate swap (CTI)	-	250	-	250
Fixed interest rate swap (ABL)	-	628	-	628
Total liabilities recorded at fair value	$-	$1,059	$-	$1,059

	Value of Items Not Recorded at Fair Value
	As of March 31, 2014
(in thousands)	Level 1	Level 2	Level 3	Total
Liabilities:
IRB	$4,340	$-	$-	$4,340
Term loan	-	46,667	-	46,667
Revolver	-	180,880	-	180,880
Total liabilities not recorded at fair value	$4,340	$227,547	$-	$231,887

The value of the items not recorded at fair value represent the carrying value of the liabilities.

	Value of Items Recorded at Fair Value
	As of December 31, 2013
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Embedded customer derivative	$-	$614	$-	$614
Total assets at fair value	$-	$614	$-	$614

Liabilities:
Metals swaps	$-	$614	$-	$614
Interest rate swap (CTI)	-	279	-	279
Fixed interest rate swap (ABL)	-	710	-	710
Total liabilities recorded at fair value	$-	$1,603	$-	$1,603

	Value of Items Not Recorded at Fair Value
	As of December 31, 2013
(in thousands)	Level 1	Level 2	Level 3	Total
Liabilities:
IRB	$4,340	$-	$-	$4,340
Term loan	-	48,854	-	48,854
Revolver	-	146,075	-	146,075
Total liabilities not recorded at fair value	$4,340	$194,929	$-	$199,269

The value of the items not recorded at fair value represent the carrying value of the liabilities.

The fair value of the IRB is determined using Level 1 inputs. The carrying value and the fair value of the IRB that qualify as financial instruments were $4.3 million at both March 31, 2014 and December 31, 2013.

The fair values of the revolver and term loan are determined using Level 2 inputs. The carrying values of the revolver and the term loan were $180.9 million and $46.7 million, respectively, at March 31, 2014. The carrying value of the revolver and the term loan were $146.1 million and $48.9 million, respectively, at December 31, 2013. The Level 2 fair value of the Company's long-term debt was estimated using prevailing market interest rates on debt with similar credit worthiness, terms and maturities.

8.	Equity Plans:

Stock Options

The following table summarizes stock option activity during the three months ended March 31, 2014:

			Weighted Average
	Number of Options	Weighted Average Exercise Price	Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2013	27,172	$27.40
Granted	-	-
Exercised	(7,000)	12.32
Canceled	-	-
Outstanding at March 31, 2014	20,172	$32.63	3.1	$-

Exercisable at March 31, 2014	20,172	$32.63	3.1	$-

There were 7,000 and 1,667 options exercised during the three months ended March 31, 2014 and 2013, respectively. The total intrinsic value of stock options exercised during the three months ended March 31, 2014 and 2013 was $103 thousand $28 thousand, respectively. All options outstanding are vested as of March 31, 2014.

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

On March 1, 2014 and January 2, 2013, the Compensation Committee of the Company’s Board of Directors approved the grant of 2,544 and 1,800 restricted stock units (RSUs) to each non-employee Director. Subject to the terms of the Plan and the RSU agreement, the RSUs vest after one year of service (from the date of grant). The RSUs are not converted into shares of common stock until the director either resigns or is terminated from the Board of Directors.

The fair value of each RSU was estimated to be the closing price of the Company’s common stock on the date of the grant, which was $27.51 and $23.41 for the grants on March 1, 2014 and January 2, 2013, respectively.

The Company’s Senior Management Compensation Program includes an equity component in order to encourage more ownership of common stock by the senior management. The Senior Management Compensation Program imposes stock ownership requirements upon the participants. Each participant is required to own at least 750 shares of common stock for each year that the participant participates in the Senior Management Compensation Program. Any participant that fails to meet to the stock ownership requirements will be ineligible to receive any equity awards under the Company’s equity compensation plans, including the Plan, until the participant satisfies the ownership requirements. To assist participants in meeting the stock ownership requirements, on an annual basis, if a participant purchases 500 shares of common stock on the open market, the Company will award that participant 250 shares of common stock. During the three months ended March 31, 2014 and 2013 the Company matched 4,750 and 6,000 shares, respectively. Additionally, any participant who continues to comply with the stock ownership requirements as of the five-year, 10-year, 15-year, 20-year and 25-year anniversaries of the participant’s participation in the Senior Management Compensation Program will receive a restricted stock unit award with a dollar value of $25 thousand, $50 thousand, $75 thousand, $100 thousand and $100 thousand, respectively. Restricted stock unit awards will convert into the right to receive shares of common stock upon a participant’s retirement, or earlier upon the participant’s death or disability or upon a change in control of the Company.

Stock-based compensation expense recognized on RSUs for the three months ended March 31, 2014 and 2013, respectively, is summarized in the following table:

	For the Three Months Ended March 31,
	2014	2013
(in thousands, except per share data)
RSU expense before taxes	$253	$244
RSU expense after taxes	$157	$159
Impact per basic share	$0.01	$0.01
Impact per diluted share	$0.01	$0.01

All pre-tax charges related to RSUs were included in the caption “Administrative and general” on the accompanying Consolidated Statements of Comprehensive Income.

The following table summarizes the activity related to RSUs for the three months ended March 31, 2014:

	Number of Shares	Weighted Average Granted Price	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2013	230,958	$25.44
Granted	34,226	27.69
Converted into shares	-	-
Forfeited	-	-
Outstanding at March 31, 2014	265,184	$25.73	$1,002
Vested at March 31, 2014	217,441	$26.13	$709

No RSUs were converted into shares during the three months ended March 31, 2014 or 2013.

9.	Income Taxes:

For the three months ended March 31, 2014, the Company recorded an income tax provision of $1.7 million, or 38.0%, compared to $2.7 million, or 34.7%, for the three months ended March 31, 2013. The lower effective tax rate for the three months ended March 31, 2013 was a result of the tax law changes that went into effect January 1, 2013 extending certain tax credits.

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

10.	Shares Outstanding and Earnings Per Share:

Earnings per share have been calculated based on the weighted average number of shares outstanding as set forth below:

	For the Three Months Ended March 31,
(in thousands, except per share data)	2014	2013
Weighted average basic shares outstanding	11,089	11,034
Assumed exercise of stock options and issuance of stock awards	1	8
Weighted average diluted shares outstanding	11,090	11,042
Net income	$2,777	$5,163
Basic earnings per share	$0.25	$0.47
Diluted earnings per share	$0.25	$0.47
Anti-dilutive securities outstanding	199	201

11.	Segment Information:

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

The following table provides financial information by segment and reconciles the Company’s operating income by segment to the consolidated income before income taxes for the three months ended March 31, 2014 and 2013.

	For the Three Months Ended March 31,
(in thousands)	2014	2013
Net sales
Flat products	$285,853	$275,747
Tubular and pipe products	61,060	62,317
Total net sales	$346,913	$338,064

Depreciation and amortization
Flat products	$4,217	$4,242
Tubular and pipe products	1,434	1,273
Corporate	25	-
Total depreciation and amortization	$5,676	$5,515

Operating income
Flat products	$4,848	$4,805
Tubular and pipe products	3,437	6,759
Corporate expenses	(2,056)	(1,983)
Total operating income	$6,229	$9,581
Other income, net	2	23
Income before interest and income taxes	6,231	9,604
Interest and other expense on debt	1,754	1,698
Income before income taxes	$4,477	$7,906

	For the Three Months Ended March 31,
(in thousands)	2014	2013
Capital expenditures
Flat products	$1,017	$679
Tubular and pipe products	1,320	1,035
Corporate	4	-
Total capital expenditures	$2,341	$1,714

	As of
(in thouands)	March 31, 2014	December 31, 2013
Goodwill
Flat products	$500	$500
Tubular and pipe products	40,287	40,287
Total goodwill	$40,787	$40,787

Assets
Flat products	$497,012	$473,397
Tubular and pipe products	229,833	223,314
Corporate	642	638
Total assets	$727,487	$697,349

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and accompanying notes contained herein and our consolidated financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2013. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed under Item 1A (Risk Factors) in our Annual Report on Form 10-K for the year ended December 31, 2013. The following section is qualified in its entirety by the more detailed information, including our financial statements and the notes thereto, which appear elsewhere in this Quarterly Report on Form 10-Q.

Forward-Looking Information

This Quarterly Report on Form 10-Q and other documents we file with the SEC contain various forward-looking statements that are based on current expectations, estimates, forecasts and projections about our future performance, business, our beliefs and management’s assumptions. In addition, we, or others on our behalf, may make forward-looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, conferences, webcasts, phone calls and conference calls. Words such as “may,” “will,” “anticipate,” “should,” “intend,” “expect,” “believe,” “estimate,” “project,” “plan,” “potential,” and “continue,” as well as the negative of these terms or similar expressions, are intended to identify forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those implied by such statements including, but not limited to:

●	general and global business, economic, financial and political conditions, including the ongoing effects of the global economic recovery;
●	access to capital and global credit markets;
●	competitive factors such as the availability, global production levels and pricing of metals, industry shipping and inventory levels and rapid fluctuations in customer demand and metals pricing;
●	cyclicality and volatility within the metals industry;
●	the ability of our customers (especially those that may be highly leveraged, and those with inadequate liquidity) to maintain their credit availability;
●	the ability of our newer locations to achieve expected results;
●	events or circumstances that could adversely impact the successful operation of our processing equipment and operations;
●	the ability to comply with the terms of our asset-based credit facility and to make the required term loan payments;
●	the ability of our customers and third parties to honor their agreements related to derivative instruments;
●	customer, supplier and competitor consolidation, bankruptcy or insolvency;
●	reduced production schedules, layoffs or work stoppages by our own or our suppliers’ or customers’ personnel;
●	the success of union contract renewals;
●	the availability and costs of transportation and logistical services;
●	the amounts, successes and our ability to continue our capital investments and strategic growth initiatives and our business information system implementations;
●	the successes of our operational excellence initiatives to improve our operating, cultural and management systems and reduce our costs;
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

●	those risks set forth in Item 1A (Risk Factors), as found in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Overview

We are a leading metals service center that operates in two reportable segments; flat products and tubular and pipe products. We provide metals processing and distribution services for a wide range of customers. Our primary flat products focus is on the direct sale and distribution of large volumes of processed carbon, coated, aluminum and stainless flat-rolled sheet, coil and plate products. Through our Chicago Tube and Iron subsidiary, or CTI, we distribute metal tubing, pipe, bar, valves and fittings and fabricate pressure parts supplied to various industrial markets. Products that require more value-added processing generally have a higher gross profit. Accordingly, our overall gross profit is affected by, among other things, product mix, the amount of processing performed, the demand for and availability of metals, and volatility in selling prices and material purchase costs. We also perform toll processing of customer-owned metals. We sell certain products internationally, primarily in Canada, Puerto Rico and Mexico. International sales are immaterial to our consolidated financial results and to the individual segments’ results.

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

At March 31, 2014, we employed approximately 1,815 people. Approximately 330 of the hourly plant personnel at the facilities listed below are represented by ten separate collective bargaining units. The table below shows the expiration dates of the collective bargaining agreements.

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

Reportable Segments

We operate in two reportable segments; flat products and tubular and pipe products. We follow the accounting guidance that requires the utilization of a “management approach” to define and report the financial results of operating segments. The management approach defines operating segments along the lines used by the chief operating decision maker, or CODM, to assess performance and make operating and resource allocation decisions. Our CODM evaluates performance and allocates resources based primarily on operating income (loss). Our operating segments are based primarily on internal management reporting.

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

The flat products segment has 25 strategically-located processing and distribution facilities in the United States and one in Monterrey, Mexico. This geographic footprint allows us to focus on regional customers and larger national and multi-national accounts, primarily located throughout the midwestern, eastern and southern United States. The flat products segment distributes these products primarily through a direct sales force.

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

Results of Operations

Consolidated Operations

The following table presents consolidated operating results for the periods indicated (dollars are shown in thousands):

	For the Three Months Ended March 31,
	2014		2013
	$	% of net sales	$	% of net sales
Net sales	$346,913	100.0	$338,064	100.0
Cost of materials sold (a)	275,467	79.4	266,154	78.7
Gross profit (b)	71,446	20.6	71,910	21.3
Operating expenses (c)	65,217	18.8	62,329	18.5
Operating income	6,229	1.8	9,581	2.8
Other income (loss), net	2	-	23	-
Interest and other expense on debt	1,754	0.5	1,698	0.5
Income before income taxes	4,477	1.3	7,906	2.3
Income taxes	1,700	0.5	2,743	0.8
Net income	$2,777	0.8	$5,163	1.5
(a) Includes $1,932 of out-of-period LIFO income adjustment for 2013.
(b) Gross profit is calculated as net sales less the cost of materials sold.
(c) Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Net sales increased 2.6% to $346.9 million in the first quarter of 2014 from $338.1 million in the first quarter of 2013. Flat products net sales were 82.4% of total net sales in the first quarter of 2014 compared to 81.6% of total net sales in the first quarter of 2013. Tubular and pipe products net sales were 17.6% of total net sales in the first quarter of 2014 compared to 18.4% of total net sales in the first quarter of 2013. The increase in net sales was due to a 2.8% increase in sales volume offset by a 0.1% decline in selling prices during the first quarter of 2014 compared to the first quarter of 2013. Sales volume in both the flat products and tubular and pipe products segments increased year over year despite losing several shipping days due to the severe weather during the first quarter of 2014. The average direct selling price increased in the flat products segment during the first quarter of 2014 compared to the first quarter of 2013, but decreased in the tubular and pipe products segment.

Cost of materials sold increased 3.5% to $275.5 million in the first quarter of 2014 from $266.2 million in the first quarter of 2013. In the first quarter of 2013, we made an out-of-period adjustment to record previously unrecognized LIFO adjustments, which resulted in a decrease to cost of materials sold of $1.9 million.  The increase in cost of materials sold in 2014 is primarily due to increased sales volume and the impact of no LIFO income adjustment in 2014.

As a percentage of net sales, gross profit (as defined in footnote (b) in the table above) decreased to 20.6% in the first quarter of 2014 compared to 21.3% in the first quarter of 2013. As a percentage of net sales, the LIFO income adjustment in 2013 increased gross profit by 0.6%. The decrease in gross profit for the three months ended March 31, 2014 was primarily due to the LIFO income adjustment made in 2013 and an increase in the mix of flat products segment sales with lower gross margin than pipe and tube segment sales. We expect our gross profit in the second quarter of 2014 to be consistent with the first quarter of 2014.

Operating expenses in the first quarter of 2014 increased $2.9 million, or 4.6%, to $65.2 million from $62.3 million in the first quarter of 2013. As a percentage of net sales, operating expenses increased to 18.8% for the first quarter of 2014 from 18.4% in the comparable 2013 period. Operating expenses in the flat products segment increased $1.7 million, operating expenses in the tubular and pipe products segment increased $1.1 million and Corporate expenses increased $72 thousand. Variable operating expenses, such as distribution and warehouse and processing expenses, increased as a result of increased sales volume and net sales. The increase of $271 thousand in occupancy expense is primarily related to the increased heating and snow removal expenses due to the cold winter conditions. Depreciation expense increased as a result of the recent investments in new equipment.

Interest and other expense on debt totaled $1.8 million, or 0.5% of net sales, for the first quarter of 2014 compared to $1.7 million, or 0.5% of net sales, for the first quarter of 2013. Our effective borrowing rate, exclusive of deferred financing fees and commitment fees, was 3.4% for the first three months of 2014 compared to 2.2% for the first three months of 2013.

For the first quarter of 2014, income before income taxes totaled $4.5 million compared to $7.9 million in the first quarter of 2013. For the first quarter of 2013, income before income taxes included LIFO income of $1.9 million. There was no impact of LIFO income or expense in the first quarter of 2014 results.

An income tax provision of 38.0% was recorded for the first quarter of 2014, compared to 34.7% for the first quarter of 2013. The lower effective tax rate for the three months ended March 31, 2013 was a result of the tax law changes that went into effect January 1, 2013 extending certain tax credits. This discrete item resulted in a decrease to our first quarter of 2013 effective tax rate of 2.3%. Our tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment. We expect our effective tax rate to approximate 37% to 39% on an annual basis in 2014.

Net income for the first quarter of 2014 totaled $2.8 million or $0.25 per basic and diluted share, compared to $5.2 million or $0.47 per basic and diluted share for the first quarter of 2013. For the first quarter of 2013, the LIFO adjustment increased earnings per share by $0.11 per basic and diluted share.

Segment Operations

Flat products

The following table presents selected operating results for our flat products segment for the three months ended March 31, 2014 and 2013 (dollars are shown in thousands):

	For the Three Months Ended March 31,
	2014		2013
		% of net sales		% of net sales
Direct tons sold	275,620		269,416
Toll tons sold	23,663		22,185
Total tons sold	299,283		291,601

Net sales	$285,853	100.0	$275,747	100.0
Average selling price per ton	955		946
Cost of materials sold	233,309	81.6	224,949	81.6
Gross profit (a)	52,544	18.4	50,798	18.4
Operating expenses (b)	47,696	16.7	45,993	16.7
Operating income	$4,848	1.7	$4,805	1.7

(a) Gross profit is calculated as net sales less the cost of materials sold.
(b) Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Tons sold by our flat products segment increased 2.6% to 299 thousand in the first quarter of 2014 from 292 thousand in the first quarter of 2013 despite losing several shipping days due to the severe weather during the first quarter of 2014. The increase in tons sold is due to increased customer demand and industry-wide shipments in the first quarter of 2014 compared to the first quarter of 2013.

Net sales in our flat products segment increased 3.7% to $285.9 million in the first quarter of 2014 from $275.7 million in the first quarter of 2013. The increase in sales was due to a 2.6% increase in sales volume as well as a 1.0% higher metals pricing during the first quarter of 2014 compared to the first quarter of 2013. Average selling prices in the first quarter of 2014 were $955 per ton, compared with $946 per ton in the first quarter of 2013 and $936 per ton in the fourth quarter of 2013.

Cost of materials sold increased 3.7% to $233.3 million in the first quarter of 2014 from $224.9 million in the first quarter of 2013. The percentage increase in cost of materials sold was identical to the percentage increase in sales. The increase was due to the increase in sales volume during the first quarter of 2014 compared to the first quarter of 2013.

As a percentage of net sales, gross profit (as defined in footnote (a) in the table above) remained flat at 18.4% in the first quarter of 2014 and 2013.

Operating expenses in the first quarter of 2014 increased $1.7 million, or 3.7%, to $47.7 million from $46.0 million in the first quarter of 2013. Variable operating expenses, such as distribution and warehouse and processing, expenses, increased as a result of higher sales volume and net sales. Occupancy expenses increased as a result of increased heating and snow removal expenses as a result of the cold winter conditions. As a percentage of net sales, operating expenses remained flat at 16.7% for the first quarter of 2014 and 2013.

Operating income for both the first quarter of 2014 and 2013 totaled $4.8 million, or 1.7% of net sales.

Tubular and pipe products

The following table presents selected operating results for our tubular and pipe products segment for the three months ended March 31, 2014 and 2013 (dollars are shown in thousands):

	For the Three Months Ended March 31,
	2014		2013
		% of net sales		% of net sales
Net sales	$61,060	100.0	$62,317	100.0
Cost of materials sold (a)	42,158	69.0	41,205	66.1
Gross profit (b)	18,902	31.0	21,112	33.9
Operating expenses (c)	15,465	25.3	14,352	23.0
Operating income	$3,437	5.7	$6,760	10.9

(a) Includes a $1,932 out of period LIFO income adjustment for the three months ended March 31, 2013.
(b) Gross profit is calculated as net sales less the cost of materials sold.
(c) Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Net sales decreased 2.0% to $61.1 million in the first quarter of 2014 from $62.3 million in the first quarter of 2013. The decrease is a result of a 6.3% decline in pipe and tube products segment average selling prices as sales volume increased 4.6% over the first quarter of 2013 despite losing several shipping days due to the severe weather during the first quarter of 2014.

Cost of materials sold increased 2.3% to $42.2 million in the first quarter of 2014 from $41.2 million in the first quarter of 2013. In the first quarter of 2013, we made an out-of-period adjustment to record previously unrecognized LIFO income adjustments, which resulted in a decrease to cost of materials sold of $1.9 million.  The increase in cost of materials sold is primarily a result of increased sales volumes and the impact of no LIFO income adjustment in the first quarter of 2014.

As a percentage of net sales, gross profit (as defined in footnote (b) in the table above) totaled 31.0% in the first quarter of 2014 compared to 33.9% in the first quarter of 2013. As a percentage of net sales, the LIFO adjustment in 2013 increased gross profit by 3.1%. There was no impact of LIFO income or expense in the first quarter of 2014 gross profit.

Operating expenses in the first quarter of 2013 increased $1.1 million, or 7.8%, to $15.5 million from $14.4 million in the first quarter of 2013. Operating expenses increased during 2014 due to increased variable warehouse labor, distribution, and selling expense related to increased sales volumes and increased depreciation expense as a result of recent investments in processing equipment. Occupancy expense increased primarily related to the increased heating and snow removal expenses due to the cold winter conditions. Operating expenses were 25.3% of net sales in the first quarter of 2014 compared to 23.0% in the first quarter of 2013.

Operating income for the first quarter 2014 totaled $3.4 million, or 5.7% of net sales, compared to $6.8 million, or 10.9% of net sales, for the first quarter of 2013. The LIFO adjustment increased operating income for the first quarter of 2013 by $1.9 million. There was no impact of LIFO income or expense in the first quarter of 2014 results.

Corporate expenses

Corporate expenses increased to $2.1 million in the first quarter of 2014 compared to $2.0 million in the first quarter of 2013. The increase in Corporate expenses is related to the Executive office move in the second half of 2013. Corporate expenses include the unallocated expenses related to managing the entire Company, (i.e. both segments) including payroll expenses for certain personnel, expenses related to being a publicly traded entity such as board of directors expenses, audit expenses, and various other professional fees.

Liquidity, Capital Resources and Cash Flows

Our principal capital requirements include funding working capital needs, purchasing, upgrading and acquiring processing equipment and facilities, making acquisitions and paying dividends. We use cash generated from operations, leasing transactions and borrowings under our credit facility to fund these requirements.

We believe that funds available under our existing asset-based credit facility (the ABL Credit Facility), lease arrangement proceeds and the sale of equity or debt securities, together with funds generated from operations, will be sufficient to provide us with the liquidity necessary to fund anticipated working capital requirements, capital expenditure requirements, our dividend payments and any business acquisitions over at least the next 12 months. In the future, we may, as part of our business strategy, acquire and dispose of assets or other companies in the same or complementary lines of business, or enter into or exit strategic alliances and joint ventures. Accordingly, the timing and size of our capital requirements are subject to change as business conditions warrant and opportunities arise.

Operating Activities

For the three months ended March 31, 2014, we used $28.0 million of net cash from operations, of which $8.7 million was generated from operating activities and $36.7 million was used for working capital. For the three months ended March 31, 2013, we generated $1.7 million of net cash from operations, of which $8.0 million was generated from operating activities and $6.3 million was used for working capital.

Net cash from operations totaled $8.7 million during the first quarter of 2014 and was primarily generated from net income of $2.8 million and depreciation and amortization of $6.0 million. Net cash from operations totaled $8.0 million during the first quarter of 2013 and was generated from net income of $5.2 million and depreciation and amortization of $5.9 million offset primarily by a non-cash insurance recovery receivable of $0.8 million and changes in long-term assets and liabilities of $3.0 million.

Working capital at March 31, 2014 totaled $290.9 million, a $38.9 million increase from December 31, 2013. The increase was primarily attributable to a $34.6 million increase in accounts receivable (resulting from higher sales in the first quarter of 2014 compared to the fourth quarter of 2013, as our days of sales outstanding remained fairly consistent) and a $6.7 million decrease in accounts payable and outstanding checks, offset by a $2.5 million decrease in inventories (resulting from decreased inventory purchases and increased sales).

Investing Activities

Net cash used for investing activities was $2.3 million during the three months ended March 31, 2014, compared to $1.7 million during the three months ended March 31, 2013. The 2014 expenditures were attributable to additional processing equipment at our existing facilities. In 2014, we plan for capital spending to be less than our estimated annual depreciation expense (approximately $21 million).

Financing Activities

During the first three months of 2014, $32.5 million of cash was generated from financing activities, which primarily consisted of $34.8 million of net borrowings under our ABL Credit Facility revolver, offset by $2.2 million of scheduled principal payments on our term loan.

Dividends paid were $0.2 million for both the three months ended March 31, 2014 and March 31, 2013. In April 2014, our Board of Directors approved a regular quarterly dividend of $0.02 per share, which will be paid on June 16, 2014 to shareholders of record as of June 2, 2014. Regular dividend distributions in the future are subject to the availability of cash, the $2.5 million annual limitation on cash dividends under our ABL Credit Facility and continuing determination by our Board of Directors that the payment of dividends remains in the best interest of our shareholders.

Debt Arrangements

Our ABL Credit Facility is an asset-based credit facility collateralized by our accounts receivable, inventory and property and equipment. The ABL Credit Facility consists of a revolving credit line of $315 million and a $64 million term loan, with monthly principal payments. At March 31, 2014, the term loan balance was $46.7 million. Revolver borrowings are limited to the lesser of a borrowing base, comprised of eligible receivables and inventories, or $315 million in the aggregate. The ABL Credit Facility matures on June 30, 2016.

The ABL Credit Facility requires us to comply with various covenants, the most significant of which include: (i) until maturity of the ABL Credit Facility, if any commitments or obligations are outstanding and our availability is less than the greater of $20 million, 12.5% of the aggregate amount of revolver commitments ($39.4 million at March 31, 2014), or 60% of the principal balance of the term loan then outstanding ($28.0 million at March 31, 2014), then we must maintain a ratio of EBITDA minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.10 to 1.00 for the most recent twelve fiscal month period; (ii) limitations on dividend payments; (iii) restrictions on additional indebtedness; and (iv) limitations on investments and joint ventures. We have the option to borrow under our revolver based on the agent’s base rate plus a premium ranging from 0.00% to 0.50% or the London Interbank Offered Rate (LIBOR) plus a premium ranging from 1.50% to 2.00%. The interest rate under the term loan is based on the agent’s base rate plus a premium ranging from 0.25% to 0.75% or LIBOR plus a premium ranging from 1.75% to 2.25%.

As of March 31, 2014, we were in compliance with our covenants and had approximately $96 million of availability under the ABL Credit Facility.

As of March 31, 2014, $3.0 million of bank financing fees were included in “Prepaid expenses and other” and “Other long-term assets” on the accompanying Consolidated Balance Sheets. The financing fees are being amortized over the remaining term of the credit facility.

As part of the 2011 CTI acquisition, we assumed approximately $5.9 million of Industrial Revenue Bond indebtedness issued through the Stanly County, North Carolina Industrial Revenue and Pollution Control Authority (IRB). The bond matures in April 2018, with the option to provide principal payments annually on April 1st. On April 1, 2014, we paid an optional principal payment of $810 thousand. Interest is payable monthly, with a variable rate that resets weekly. As a security for payment of the bonds, we obtained a direct pay letter of credit issued by JPMorgan Chase Bank, N.A. The letter of credit reduces annually by the principal reduction amount. The interest rate at March 31, 2014 was 0.16% for the IRB debt.

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

We review our financial reporting and disclosure practices and accounting practices quarterly to ensure they provide accurate and transparent information relative to the current economic and business environment. For further information regarding the accounting policies that we believe to be critical accounting policies that affect our more significant judgments and estimates used in preparing our consolidated financial statements, see Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Approximately 51.3% of our consolidated net sales in the first three months of 2014 were directly related to industrial machinery and equipment manufacturers and their fabricators.

Inflation generally affects us by increasing the cost of employee wages and benefits, transportation services, processing equipment, energy and borrowings under our credit facility. General inflation, excluding increases in the price of steel and increased distribution expense, has not had a material effect on our financial results during the past two years.

We are exposed to the impact of fluctuating metals prices and interest rate changes. During 2014 and 2013, we entered into nickel and carbon swaps at the request of customers. While these derivatives are intended to be effective in helping us manage risk, they have not been designated as hedging instruments. For certain customers, we enter into contractual relationships that entitle us to pass-through the economic effect of trading positions that we take with other third parties on our customers’ behalf. We are exposed to credit loss in the event of nonperformance by the other parties to the nickel and carbon swaps. However, we do not anticipate nonperformance by the counterparties.

Our primary interest rate risk exposure results from variable rate debt. We have the option to enter into 30- to 180-day fixed base rate LIBOR loans under the ABL Credit Facility. As part of the CTI acquisition we assumed an interest rate swap agreement on the $5.9 million of IRB. The swap agreement matures in April 2018, but the notional amount may be reduced annually by the amount of the optional principal payments on the IRB. In June 2012, we entered into a forward starting fixed rate interest rate hedge commencing July 2013 in order to eliminate the variability of cash interest payments on approximately $53.2 million of the outstanding LIBOR-based borrowings under the ABL Credit Facility. The hedged balance as of March 31, 2014 was $46.7 million. The hedge matures on June 1, 2016 and the notional amount is reduced monthly by the principal payments on the term loan. The fixed rate interest rate hedge is accounted for as a cash flow hedging instrument for accounting purposes. We are exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap and fixed interest rate hedge agreements. However, we do not anticipate nonperformance by the counterparties.

Item 4. Controls and Procedures

The evaluation required by Rule 13a-15 of the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q has been carried out under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. These disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in reports that are filed with or submitted to the SEC is: (i) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2014, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during the first quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

OLYMPIC STEEL, INC.
(Registrant)

Date: April 30, 2014	By: /s/ Michael D. Siegal
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