Form 10-Q
period 2014-06-30
OLYMPIC STEEL INC
filed 2014-08-07
CIK 917470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

( X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Large accelerated filer ( )	Accelerated filer (X)
Non-accelerated filer ( )	Smaller reporting company ( )
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined Rule 12b-2 of the Exchange Act). Yes ( ) No (X)

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 7, 2014
Common stock, without par value	10,980,091

Olympic Steel, Inc.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Olympic Steel, Inc.

Consolidated Balance Sheets

(in thousands)

	As of
	June 30, 2014	December 31, 2013
	(unaudited)	(audited)
Assets
Cash and cash equivalents	$4,705	$3,186
Accounts receivable, net	163,819	115,288
Inventories, net (includes LIFO debit of $3,172 as of June 30, 2014 and $3,572 as of December 31, 2013)	310,954	286,371
Prepaid expenses and other	9,880	12,786
Total current assets	489,358	417,631
Property and equipment, at cost	366,265	361,368
Accumulated depreciation	(181,197)	(170,484)
Net property and equipment	185,068	190,884
Goodwill	40,787	40,787
Intangible assets, net	34,091	34,535
Other long-term assets	15,127	13,512
Total assets	$764,431	$697,349

Liabilities
Current portion of long-term debt	$3,530	$13,090
Accounts payable	147,405	126,012
Accrued payroll	10,822	10,723
Other accrued liabilities	16,757	15,808
Total current liabilities	178,514	165,633
Credit facility revolver	233,783	146,075
Long-term debt	-	40,104
Other long-term liabilities	14,301	13,445
Deferred income taxes	31,841	33,476
Total liabilities	458,439	398,733
Shareholders' Equity
Preferred stock	-	-
Common stock	125,586	124,118
Accumulated other comprehensive loss	(360)	(437)
Retained earnings	180,766	174,935
Total shareholders' equity	305,992	298,616
Total liabilities and shareholders' equity	$764,431	$697,349

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Consolidated Statements of Comprehensive Income

(in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
	(unaudited)
Net sales	$386,047	$330,804	$732,960	$668,868
Costs and expenses
Cost of materials sold (excludes items shown seperately below)	311,421	261,854	586,888	528,008
Warehouse and processing	23,785	21,559	45,145	42,065
Administrative and general	18,146	18,170	37,082	36,319
Distribution	10,990	8,981	20,846	17,955
Selling	6,483	6,371	13,001	12,957
Occupancy	2,426	2,322	5,296	4,921
Depreciation	5,466	5,301	10,921	10,594
Amortization	222	222	444	444
Total costs and expenses	378,939	324,780	719,623	653,263
Operating income	7,108	6,024	13,337	15,605
Other income (loss), net	(4)	(41)	(2)	(17)
Income before interest and income taxes	7,104	5,983	13,335	15,588
Interest and other expense on debt	1,779	1,668	3,532	3,366
Income before income taxes	5,325	4,315	9,803	12,222
Income tax provision	1,831	1,790	3,532	4,533
Net income	$3,494	$2,525	$6,271	$7,689
Net gain on interest rate hedge	42	208	124	213
Tax effect on interest rate hedge	(16)	(80)	(48)	(82)
Total comprehensive income	$3,520	$2,653	$6,347	$7,820

Earnings per share:
Net income per share - basic	$0.32	$0.23	$0.57	$0.70
Weighted average shares outstanding - basic	11,089	11,062	11,089	11,059
Net income per share - diluted	$0.32	$0.23	$0.57	$0.69
Weighted average shares outstanding - diluted	11,089	11,072	11,090	11,067

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Consolidated Statements of Cash Flows

For the Six Months Ended June 30,

(in thousands)

	2014	2013
	(unaudited)
Cash flows from (used for) operating activities:
Net income	$6,271	$7,689
Adjustments to reconcile net income to net cash from (used for) operating activities -
Depreciation and amortization	12,035	11,710
Loss on disposition of property and equipment	12	104
Stock-based compensation	1,341	971
Insurance recovery receivable	(205)	(1,787)
Other long-term assets	(1,244)	(2,611)
Other long-term liabilities	(703)	(816)
	17,507	15,260
Changes in working capital:
Accounts receivable	(48,326)	(28,481)
Inventories	(24,583)	41,236
Prepaid expenses and other	2,906	2,682
Accounts payable	26,704	979
Change in outstanding checks	(5,311)	(92)
Accrued payroll and other accrued liabilities	1,048	2,555
	(47,562)	18,879
Net cash from (used for) operating activities	(30,055)	34,139

Cash flows from (used for) investing activities:
Capital expenditures	(5,124)	(3,779)
Proceeds from disposition of property and equipment	7	8
Net cash used for investing activities	(5,117)	(3,771)

Cash flows from (used for) financing activities:
Credit facility revolver borrowings	318,336	207,012
Credit facility revolver repayments	(230,628)	(234,567)
Principal payments under capital lease obligations	-	(1,407)
Term loan repayments	(48,854)	(4,375)
Industrial revenue bond repayments	(810)	(785)
Credit facility fees and expenses	(1,041)	(3)
Proceeds from exercise of stock options (including tax benefits) and employee stock purchases	127	211
Dividends paid	(439)	(438)
Net cash from (used for) financing activities	36,691	(34,352)

Cash and cash equivalents:
Net change	1,519	(3,984)
Beginning balance	3,186	7,782
Ending balance	$4,705	$3,798

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Supplemental Disclosures of Cash Flow Information

For the Six Months Ended June 30,

(in thousands)

	2014	2013
	(unaudited)

Interest paid	$3,015	$2,775
Income taxes paid	$2,427	$3,759

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Notes to Unaudited Consolidated Financial Statements

June 30, 2014

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

2.      Accounts Receivable:

Accounts receivable are presented net of allowances for doubtful accounts and unissued credits of $3.4 million and $3.2 million as of June 30, 2014 and December 31, 2013, respectively. The allowance for doubtful accounts is maintained at a level considered appropriate based on historical experience and specific customer collection issues that have been identified. Estimations are based upon a calculated percentage of accounts receivable, which remains fairly level from year to year, and judgments about the probable effects of economic conditions on certain customers, which can fluctuate significantly from year to year. The Company cannot guarantee that the rate of future credit losses will be similar to past experience. The Company considers all available information when assessing the adequacy of its allowance for doubtful accounts and unissued credits each quarter.

3.      Inventories:

Inventories consisted of the following:

	Inventory as of
(in thousands)	June 30, 2014	December 31, 2013
Unprocessed	$234,232	$219,401
Processed and finished	76,722	66,970
Totals	$310,954	$286,371

The Company values certain of its tubular and pipe products inventory at the last-in, first-out (LIFO) method. At June 30, 2014 and December 31, 2013, approximately $44.1 million, or 14.2%, of consolidated inventory, and $43.9 million, or 15.3%, of consolidated inventory, respectively, was reported under the LIFO method of accounting. The cost of the remainder of the tubular and pipe products inventory is determined using a weighted average rolling first-in, first-out (FIFO) method.

During the second quarter of 2014, $400 thousand of LIFO expense was recorded as the current projections anticipate increased pricing of inventory for the remainder of the year. In the first quarter of 2013, the Company made an out-of-period adjustment to record previously unrecognized LIFO adjustments, which resulted in an increase to after-tax income of $1.2 million. In the second quarter of 2013, the Company recorded $375 thousand of LIFO income.

If the FIFO method had been in use, inventories would have been $3.2 million lower than reported at June 30, 2014 and $3.6 million lower than reported at December 31, 2013.

4.           Intangible Assets:

Intangible assets, net, consisted of the following as of June 30, 2014 and December 31, 2013:

	As of June 30, 2014
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Customer relationships - subject to amortization	$13,332	$(2,666)	$10,666
Trade name - not subject to amortization	23,425	-	23,425
	$36,757	$(2,666)	$34,091

	As of December 31, 2013
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Customer relationships - subject to amortization	$13,332	$(2,222)	$11,110
Trade name - not subject to amortization	23,425	-	23,425
	$36,757	$(2,222)	$34,535

The Company estimates that amortization expense for its intangible assets subject to amortization will be $889 thousand for the year ending December 31, 2014 and $889 thousand per year in each of the next five years.

5.             Debt:

The Company’s debt is comprised of the following components:

	As of
	June 30,	December 31,
(in thousands)	2014	2013
Asset-based revolving credit facility due June 30, 2019	$233,783	$-
Asset-based revolving credit facility due June 30, 2016	-	146,075
Term loan due June 30, 2016	-	48,854
Industrial revenue bond due April 1, 2018	3,530	4,340
Total debt	237,313	199,269
Less current amount	(3,530)	(13,090)
Total long-term debt	$233,783	$186,179

On June 30, 2014, the Company amended its existing asset-based credit facility (the ABL Credit Facility). The ABL Credit Facility amendment provides for, among other things: (i) a reduction in the applicable margin for loans under the Company’s Loan and Security Agreement; (ii) a consolidation of the previous $315.0 million revolver and $44.5 million term loan into a $365 million revolving credit facility; (iii) the removal of the Company’s real estate as collateral for borrowings; and (iv) the extension of the maturity date until June 30, 2019. Revolver borrowings are limited to the lesser of a borrowing base, comprised of eligible receivables and inventories, or $365 million in the aggregate. The ABL Credit Facility matures on June 30, 2019.

The ABL Credit Facility requires the Company to comply with various covenants, the most significant of which include: (i) until maturity of the ABL Credit Facility, if any commitments or obligations are outstanding and the Company’s availability is less than the greater of $30 million or 10.0% of the aggregate amount of revolver commitments ($36.5 million at June 30, 2014) then the Company must maintain a ratio of EBITDA minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00 for the most recent twelve fiscal month period; (ii) limitations on dividend payments; and (iii) restrictions on additional indebtedness. The Company has the option to borrow under its revolver based on the agent’s base rate plus a premium ranging from 0.00% to 0.25% or the London Interbank Offered Rate (LIBOR) plus a premium ranging from 1.25% to 3.00%.

As of June 30, 2014, the Company was in compliance with its covenants and had approximately $126 million of availability under the ABL Credit Facility.

As of June 30, 2014, $3.7 million of bank financing fees, including $1.0 million related to the amended ABL Credit Facility, were included in “Prepaid expenses and other” and “Other long-term assets” on the accompanying Consolidated Balance Sheets. The financing fees are being amortized over the five-year term of the ABL Credit facility and are included in “Interest and other expense on debt” on the accompanying Consolidated Statements of Comprehensive Income.

In June 2012, the Company entered into a forward starting fixed rate interest rate hedge that commenced June 2013, in order to eliminate the variability of cash interest payments on $53.2 million of then outstanding LIBOR-based borrowings under the ABL Credit Facility. The hedge matures on June 1, 2016 and the notional amount is reduced monthly by $729 thousand. The hedged balance as of June 30, 2014 was $44.5 million. The interest rate hedge fixed the rate at 1.21% plus a premium ranging from 1.75% to 2.25%. Although the Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate hedge agreement, the Company anticipates performance by the counterparties.

As part of the Chicago Tube and Iron Company (CTI) acquisition in July 2011, the Company assumed approximately $5.9 million of Industrial Revenue Bond (IRB) indebtedness issued through the Stanly County, North Carolina Industrial Revenue and Pollution Control Authority. The bond matures in April 2018, with the option to provide principal payments annually on April 1st. On April 1, 2014, the Company paid an optional principal payment of $810 thousand. The IRB is remarketed annually and is included in “Current portion of long-term debt” on the accompanying Consolidated Balance Sheets. Interest is payable monthly, with a variable rate that resets weekly. As a security for payment of the bonds, the Company obtained a direct pay letter of credit issued by JPMorgan Chase Bank, N.A. The letter of credit reduces annually by the principal reduction amount. The interest rate at June 30, 2014 was 0.15% for the IRB debt.

The Company entered into an interest rate swap agreement to reduce the impact of changes in interest rates on the above IRB. At June 30, 2014, the effect of the swap agreement on the bond was to fix the rate at 3.46%. The swap agreement matures in April 2018, and is reduced annually by the amount of the optional principal payments on the bond. The Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap agreement. However, the Company does not anticipate nonperformance by the counterparties.

6.          Derivative Instruments:

Metals swaps

During 2014 and 2013, the Company entered into nickel swaps indexed to the London Metal Exchange (LME) price of nickel with third-party brokers. In the first quarter of 2014, the Company entered into carbon swaps indexed to the New York Mercantile Exchange (NYMEX) price of U.S. Midwest Domestic Hot-Rolled Coil Steel with third-party brokers. The nickel and carbon swaps are treated as derivatives for accounting purposes. The Company entered into them to mitigate its customers’ risk of volatility in the price of metals. The outstanding nickel swaps have one to twenty-three months remaining and the outstanding carbon swaps have one to six months remaining. The swaps are settled with the brokers at maturity. The economic benefit or loss arising from the changes in fair value of the swaps is contractually passed through to the customer. The primary risk associated with the metals swaps is the ability of customers or third-party brokers to honor their agreements with the Company related to derivative instruments. If the customer or third-party brokers are unable to honor their agreements, the Company’s risk of loss is the fair value of the metals swaps.

While these derivatives are intended to help the Company manage risk, they have not been designated as hedging instruments. The periodic changes in fair value of the metals and embedded customer derivative instruments are included in “Cost of materials sold” in the Consolidated Statements of Comprehensive Income. The Company recognizes derivative positions with both the customer and the third party for the derivatives and classifies cash settlement amounts associated with them as part of “Cost of materials sold” in the Consolidated Statements of Comprehensive Income. The metals swaps are included in “Accounts receivable, net”, and the embedded customer derivatives are included in “Other accrued liabilities” on the Consolidated Balance Sheets at June 30, 2014. The embedded customer derivatives were included in “Accounts receivable, net”, and the metals swaps are included in “Other accrued liabilities” on the Consolidated Balance Sheets at December 31, 2013.

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

Fixed rate interest rate hedge

In June 2012, the Company entered into a forward starting fixed rate interest rate hedge commencing July 2013 in order to eliminate the variability of cash interest payments on $53.2 million of then outstanding LIBOR-based borrowings under the ABL Credit Facility. The hedged balance as of June 30, 2014 was $44.5 million. The hedge matures on June 1, 2016 and is reduced monthly by $729 thousand. The fixed rate interest rate hedge is accounted for as a cash flow hedging instrument for accounting purposes.

There was no net impact from the nickel swaps or embedded customer derivative agreements to the Company’s Consolidated Statements of Comprehensive Income for the three or six months ended June 30, 2014 and 2013. The table below shows the total impact to the Company’s Consolidated Statements of Comprehensive Income through net income of the derivatives for the three and six months ended June 30, 2014 and 2013.

	Net Gain (Loss) Recognized
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2014	2013	2014	2013
Interest rate swap (CTI)	$(18)	$(71)	$(47)	$(113)
Fixed interest rate swap (ABL)	(121)	(42)	(245)	(42)
Metals swaps	1,117	(938)	1,772	(1,015)
Embedded customer derivatives	(1,117)	938	(1,772)	1,015
Total gain (loss)	$(139)	$(113)	$(292)	$(155)

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

During the six months ended June 30, 2014, there were no transfers of financial assets between Levels 1, 2 or 3 fair value measurements. There have been no changes in the methodologies used June 30, 2014 since December 31, 2013. Following is a description of the valuation methodologies used for assets and liabilities measured at fair value as of June 30, 2014 and December 31, 2013:

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

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company:

	Value of Items Recorded at Fair Value
	As of June 30, 2014
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Metals swaps	$-	$842	$-	$842
Total assets at fair value	$-	$842	$-	$842

Liabilities:
Embedded customer derivative	$-	$842	$-	$842
Interest rate swap (CTI)	-	232	-	232
Fixed interest rate swap (ABL)	-	586	-	586
Total liabilities recorded at fair value	$-	$1,660	$-	$1,660

	Value of Items Not Recorded at Fair Value
	As of June 30, 2014
(in thousands)	Level 1	Level 2	Level 3	Total
Liabilities:
IRB	$3,530	$-	$-	$3,530
ABL Credit Facility	-	233,783	-	233,783
Total liabilities not recorded at fair value	$3,530	$233,783	$-	$237,313

The value of the items not recorded at fair value represent the carrying value of the liabilities.

	Value of Items Recorded at Fair Value
	As of December 31, 2013
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Embedded customer derivative	$-	$614	$-	$614
Total assets at fair value	$-	$614	$-	$614

Liabilities:
Metals swaps	$-	$614	$-	$614
Interest rate swap (CTI)	-	279	-	279
Fixed interest rate swap (ABL)	-	710	-	710
Total liabilities recorded at fair value	$-	$1,603	$-	$1,603

	Value of Items Not Recorded at Fair Value
	As of December 31, 2013
(in thousands)	Level 1	Level 2	Level 3	Total
Liabilities:
IRB	$4,340	$-	$-	$4,340
Term loan	-	48,854	-	48,854
ABL Credit Facility	-	146,075	-	146,075
Total liabilities not recorded at fair value	$4,340	$194,929	$-	$199,269

The value of the items not recorded at fair value represent the carrying value of the liabilities.

The fair value of the IRB is determined using Level 1 inputs. The carrying value and the fair value of the IRB that qualify as financial instruments were $3.5 million at June 30, 2014 and $4.3 million at December 31, 2013.

The fair values of the revolver and term loan are determined using Level 2 inputs. The carrying value of the revolver was $233.8 million at June 30, 2014. The carrying value of the revolver and the term loan were $146.1 million and $48.9 million, respectively, at December 31, 2013. The Level 2 fair value of the Company's long-term debt was estimated using prevailing market interest rates on debt with similar credit worthiness, terms and maturities.

8.           Equity Plans:

Stock Options

The following table summarizes stock option activity during the six months ended June 30, 2014:

			Weighted Average	Aggregate Intrinsic
	Number of	Weighted Average	Remaining	Value
	Options	Exercise Price	Contractual Term	(in thousands)
Outstanding at December 31, 2013	27,172	$27.40
Granted	-	-
Exercised	(7,000)	12.32
Canceled	-	-
Outstanding at June 30, 2014	20,172	$32.63	2.8 (in years)	$-
Exercisable at June 30, 2014	20,172	$32.63	2.8 (in years)	$-

There were 7,000 and 11,667 stock options exercised during the six months ended June 30, 2014 and 2013, respectively. The total intrinsic value of stock options exercised during the six months ended June 30, 2014 and 2013 was $103 thousand $218 thousand, respectively. All stock options outstanding are vested as of June 30, 2014.

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

The Company’s Senior Management Compensation Program includes an equity component in order to encourage more ownership of common stock by the senior management. The Senior Management Compensation Program imposes stock ownership requirements upon the participants. Each participant is required to own at least 750 shares of common stock for each year that the participant participates in the Senior Management Compensation Program. Any participant that fails to meet to the stock ownership requirements will be ineligible to receive any equity awards under the Company’s equity compensation plans, including the Plan, until the participant satisfies the ownership requirements. To assist participants in meeting the stock ownership requirements, on an annual basis, if a participant purchases 500 shares of common stock on the open market, the Company will award that participant 250 shares of common stock. During the six months ended June 30, 2014 and 2013, the Company matched 7,250 and 6,000 shares, respectively. Additionally, any participant who continues to comply with the stock ownership requirements as of the five-year, 10-year, 15-year, 20-year and 25-year anniversaries of the participant’s participation in the Senior Management Compensation Program will receive a restricted stock unit award with a dollar value of $25 thousand, $50 thousand, $75 thousand, $100 thousand and $100 thousand, respectively. Restricted stock unit awards will convert into the right to receive shares of common stock upon a participant’s retirement, or earlier upon the participant’s death or disability or upon a change in control of the Company.

Stock-based compensation expense recognized on RSUs for the six months ended June 30, 2014 and 2013, respectively, is summarized in the following table:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2014	2013	2014	2013
RSU expense before taxes	$268	$205	$521	$449
RSU expense after taxes	$176	$120	$333	$283
Impact per basic share	$0.02	$0.01	$0.03	$0.03
Impact per diluted share	$0.02	$0.01	$0.03	$0.03

All pre-tax charges related to RSUs were included in the caption “Administrative and general” on the accompanying Consolidated Statements of Comprehensive Income.

The following table summarizes the activity related to RSUs for the six months ended June 30, 2014:

			Aggregate
	Number of	Weighted Average	Intrinsic Value
	Shares	Granted Price	(in thousands)
Outstanding at December 31, 2013	230,958	$25.44
Granted	34,226	27.69
Converted into shares	(1,250)	23.56
Forfeited	-	-
Outstanding at June 30, 2014	263,934	$25.74	$286
Vested at June 30, 2014	220,728	$26.08	$211

During the six months ended June 30, 2014, 1,250 RSUs were converted into shares. No RSUs were converted into shares during the six months ended June 30, 2013.

9.      Income Taxes:

For the three months ended June 30, 2014, the Company recorded an income tax provision of $1.8 million, or 34.4%, compared to $1.8 million, or 41.5%, for the three months ended June 30, 2013.

For the six months ended June 30, 2014, the Company recorded an income tax provision of $3.5 million, or 36.0%, compared to $4.5 million, or 37.1%, for the six months ended June 30, 2013. The lower effective tax rate for the three and six months ended June 30, 2014 was a result of a discrete foreign income tax item recorded in the second quarter of 2014 and the impact of permanent items on higher taxable income.

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

10.           Shares Outstanding and Earnings Per Share:

Earnings per share have been calculated based on the weighted average number of shares outstanding as set forth below:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2014	2013	2014	2013
Weighted average basic shares outstanding	11,089	11,062	11,089	11,059
Assumed exercise of stock options and issuance of stock awards	-	10	1	8
Weighted average diluted shares outstanding	11,089	11,072	11,090	11,067
Net income	$3,494	$2,525	$6,271	$7,689
Basic earnings per share	$0.32	$0.23	$0.57	$0.70
Diluted earnings per share	$0.32	$0.23	$0.57	$0.69
Anti-dilutive securities outstanding	200	199	200	199

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

The following table provides financial information by segment and reconciles the Company’s operating income by segment to the consolidated income before income taxes for the three and six months ended June 30, 2014 and 2013.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands)	2014	2013	2014	2013
Net sales
Flat products	$320,205	$267,444	$606,058	$543,192
Tubular and pipe products	65,842	63,360	126,902	125,676
Total net sales	$386,047	$330,804	$732,960	$668,868

Depreciation and amortization
Flat products	$4,231	$4,243	$8,449	$8,485
Tubular and pipe products	1,432	1,280	2,866	2,553
Corporate	25	-	50	-
Total depreciation and amortization	$5,688	$5,523	$11,365	$11,038

Operating income
Flat products	$6,415	$4,999	$11,263	$9,804
Tubular and pipe products	2,853	3,009	6,290	9,769
Corporate	(2,160)	(1,984)	(4,216)	(3,968)
Total operating income	$7,108	$6,024	$13,337	$15,605
Other income (loss), net	(4)	(41)	(2)	(17)
Income before interest and income taxes	7,104	5,983	13,335	15,588
Interest and other expense on debt	1,779	1,668	3,532	3,366
Income before income taxes	$5,325	$4,315	$9,803	$12,222

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands)	2014	2013	2014	2013
Capital expenditures
Flat products	$2,214	$717	$3,230	$1,396
Tubular and pipe products	552	1,348	1,873	2,383
Corporate	17	-	21	-
Total capital expenditures	$2,783	$2,065	$5,124	$3,779

	As of
	June 30,	December 31,
(in thouands)	2014	2013
Goodwill
Flat products	$500	$500
Tubular and pipe products	40,287	40,287
Total goodwill	$40,787	$40,787

Assets
Flat products	$530,719	$473,397
Tubular and pipe products	233,103	223,314
Corporate	609	638
Total assets	$764,431	$697,349

There were no material revenue transactions between the flat products and tubular and pipe products segments.

The Company sells certain products internationally, primarily in Canada, Puerto Rico and Mexico. International sales are immaterial to the consolidated financial results and to the individual segments’ results.

12.           Recently Issued Accounting Updates:

In May 2014, the Financial Accounting Standards Board issued ASU No. 2014-09, “Revenue from Contracts with Customers.” This ASU is a joint project initiated by the Financial Accounting Standards Board and the International Accounting Standards Board to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. generally accepted accounting principles and International Financial Reporting Standards that will remove inconsistencies and weaknesses in revenue requirements; provide a more robust framework for addressing revenue issues; improve comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets; provide more useful information to users of financial statements through improved disclosure requirements; and simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer. The guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is in the process of determining the method of adoption and assessing the impact of this ASU on its consolidated financial statements.

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

Forward-Looking Information

This Quarterly Report on Form 10-Q and other documents we file with the SEC contain various forward-looking statements that are based on current expectations, estimates, forecasts and projections about our future performance, business, our beliefs and management’s assumptions. In addition, we, or others on our behalf, may make forward-looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, conferences, webcasts, phone calls and conference calls. Words such as “may,” “will,” “anticipate,” “should,” “intend,” “expect,” “believe,” “estimate,” “project,” “plan,” “potential,” and “continue,” as well as the negative of these terms or similar expressions, are intended to identify forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those implied by such statements including, but not limited to:

●	general and global business, economic, financial and political conditions, including the ongoing effects of the global economic recovery;
●	access to capital and global credit markets;
●	competitive factors such as the availability, global production levels and pricing of metals, industry shipping and inventory levels and rapid fluctuations in customer demand and metals pricing;
●	cyclicality and volatility within the metals industry;
●	the ability of our customers (especially those that may be highly leveraged, and those with inadequate liquidity) to maintain their credit availability;
●	the ability of our newer locations to achieve expected results;
●	events or circumstances that could adversely impact the successful operation of our processing equipment and operations;
●	the ability to comply with the terms of our asset-based credit facility;
●	the ability of our customers and third parties to honor their agreements related to derivative instruments;
●	customer, supplier and competitor consolidation, bankruptcy or insolvency;
●	reduced production schedules, layoffs or work stoppages by our own or our suppliers’ or customers’ personnel;
●	the success of union contract renewals;
●	the availability and costs of transportation and logistical services;
●	the amounts, successes and our ability to continue our capital investments and strategic growth initiatives and our business information system implementations;
●	the successes of our operational excellence initiatives to improve our operating, cultural and management systems and reduce our costs;
●

the successes of our strategic efforts and initiatives to increase sales volumes, maintain or improve working capital turnover and free cash flows, improve our customer service, and achieve cost savings;

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

At June 30, 2014, we employed approximately 1,850 people. Approximately 335 of the hourly plant personnel at the facilities listed below are represented by ten separate collective bargaining units. The table below shows the expiration dates of the collective bargaining agreements.

Facility	Expiration date
Proctor, Minnesota	December 21, 2014
Locust, North Carolina	March 4, 2015
Romeoville, Illinois	May 31, 2015
Minneapolis coil, Minnesota	September 30, 2015
Indianapolis, Indiana	January 29, 2016
Minneapolis plate, Minnesota	March 31, 2017
Detroit, Michigan	August 31, 2017
St. Paul, Minnesota	May 25, 2018
Milan, Illinois	August 12, 2018
Kansas City, Missouri	November 18, 2018

We have never experienced a work stoppage and we believe that our relationship with employees is good. However, any prolonged work stoppages by our personnel represented by collective bargaining units could have a material adverse impact on our business, financial condition, results of operations and cash flows.

Reportable Segments

We operate in two reportable segments; flat products and tubular and pipe products. We follow the accounting guidance that requires the utilization of a “management approach” to define and report the financial results of operating segments. The management approach defines operating segments along the lines used by the chief operating decision maker, or CODM, to assess performance and make operating and resource allocation decisions. Our CODM evaluates performance and allocates resources based primarily on operating income. Our operating segments are based primarily on internal management reporting.

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

Tubular and pipe products

The tubular and pipe products segment consists of the CTI business, acquired in 2011. Founded in 1914, CTI operates from ten locations in the midwestern and southeastern United States and distributes tube and pipe products from some flat products locations as well. The tubular and pipe products segment distributes its products primarily through a direct sales force.

Through our tubular and pipe products segment, we distribute metals tubing, pipe, bar, valve and fittings and fabricate pressure parts supplied to various industrial markets. The Company values certain of its tubular and pipe products inventory at the last-in, first-out, or LIFO, method. At June 30, 2014 and December 31, 2013, approximately $44.1 million, or 14.2%, of consolidated inventory, and $43.9 million, or 15.3%, of consolidated inventory, respectively, was reported under the LIFO method of accounting. The cost of the remainder of the tubular and pipe products inventory is determined using a weighted average rolling first-in, first-out, or FIFO, method. During periods of rising prices, the LIFO method of accounting increases the cost of goods sold (through LIFO expense) resulting in lower earnings than if FIFO inventory valuation had been used. During periods of decreasing metals pricing, the LIFO method of accounting decreases the cost of good sold (through LIFO income) resulting in higher earnings than if FIFO inventory valuation had been used.

Results of Operations

Consolidated Operations

The following table presents consolidated operating results for the periods indicated (dollars are shown in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2014		2013		2014		2013
		% of net sales		% of net sales		% of net sales		% of net sales
Net sales	$386,047	100.0	$330,804	100.0	$732,960	100.0	$668,868	100.0
Cost of materials sold (a)	311,421	80.7	261,854	79.2	586,888	80.1	528,008	78.9
Gross profit (b)	74,626	19.3	68,950	20.8	146,072	19.9	140,860	21.1
Operating expenses (c)	67,518	17.5	62,926	19.0	132,735	18.1	125,255	18.8
Operating income	$7,108	1.8	$6,024	1.8	$13,337	1.8	$15,605	2.3
Other income (loss), net	(4)	-	(41)	-	(2)	-	(17)	-
Interest and other expense on debt	1,779	0.4	1,668	0.5	3,532	0.5	3,366	0.5
Income before income taxes	5,325	1.4	4,315	1.3	9,803	1.3	12,222	1.8
Income taxes	1,831	0.5	1,790	0.5	3,532	0.4	4,533	0.7
Net income	3,494	0.9	2,525	0.8	6,271	0.9	7,689	1.1

(a) Includes $400 of LIFO expense for the three and six months ended June 30, 2014 and $375 and $2,307 of LIFO income for the three and six months ended June 30, 2013, respectively (inclusive of a $1,932 out of period LIFO income adjustment recorded in the first quarter of 2013).

(b) Gross profit is calculated as net sales less the cost of materials sold.

(c) Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Net sales increased 16.7% to $386.0 million in the second quarter of 2014 from $330.8 million in the second quarter of 2013. Flat products net sales were 82.9% of total net sales in the second quarter of 2014 compared to 80.8% of total net sales in the second quarter of 2013. Tubular and pipe products net sales were 17.1% of total net sales in the second quarter of 2014 compared to 19.2% of total net sales in the second quarter of 2013. The increase in net sales was due to a 17.3% increase in sales volume offset by a 0.5% decline in selling prices during the second quarter of 2014 compared to the second quarter of 2013. The average direct selling price increased 1.9% in the flat products segment during the second quarter of 2014 compared to the second quarter of 2013, but decreased 9.0% in the tubular and pipe products segment.

Net sales increased 9.6% to $733.0 million during the six months ended June 30, 2014 from $668.9 million during the six months ended June 30, 2013. Flat products net sales were 82.7% of total net sales during the six months ended June 30, 2014 compared to 81.2% of total net sales during the six months ended June 30, 2013. Tubular and pipe products net sales were 17.3% of total net sales during the six months ended June 30, 2014 compared to 18.8% of total net sales during the six months ended June 30, 2013. The increase in net sales was due to a 9.9% increase in sales volume offset by a 0.3% decline in selling prices during the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The average direct selling price increased 1.5% in the flat products segment during the six months ended June 30, 2014 compared to the six months ended June 30, 2013, but decreased 7.6% in the tubular and pipe products segment.

Cost of materials sold increased 18.9% to $311.4 million in the second quarter of 2014 from $261.9 million in the second quarter of 2013. During the second quarter of 2014, we recorded $400 thousand of LIFO expense compared to $375 thousand of LIFO income in the second quarter of 2013. The increase in cost of materials sold in 2014 is primarily due to increased sales volumes of 17.3% and the impact of LIFO expense during the three months ended June 30, 2014 compared to LIFO income during the three months ended June 30, 2013.

Cost of materials sold increased 11.2% to $586.9 million during the six months ended June 30, 2014 from $528.0 million during the six months ended June 30, 2013. During the six months ended June 30, 2014, we recorded LIFO expense of $400 thousand compared to $2.3 million of LIFO income during the six months ended June 30, 2013. In the first quarter of 2013, we made an out-of-period adjustment to record previously unrecognized LIFO adjustments, which resulted in a decrease to cost of materials sold of $1.9 million.  The increase in cost of materials sold in 2014 is primarily due to increased sales volume of 9.9% and the impact of LIFO expense during the six months ended June 30, 2014 compared to LIFO income during the six months ended June 30, 2013.

As a percentage of net sales, gross profit (as defined in footnote (b) in the table above) decreased to 19.3% in the second quarter of 2014 compared to 20.8% in the second quarter of 2013. The decrease in gross profit for the three months ended June 30, 2014 was primarily due to an increase in the mix of flat products segment sales with lower gross margin than pipe and tube segment sales, lower gross margins year-over-year in each segment due to competitive pressures, and the impact of LIFO expense in the second quarter of 2014 compared to LIFO income in the second quarter of 2013.

As a percentage of net sales, gross profit (as defined in footnote (b) in the table above) decreased to 19.9% in the six months ended June 30, 2014 compared to 21.1% in the six months ended June 30, 2013. As a percentage of net sales, the LIFO income adjustment in 2013 increased gross profit by 0.3%. The decrease in the gross profit as percentage of sales for the six months ended June 30, 2014 was primarily due to an increase in the mix of flat product segment sales which have a lower gross margin than pipe and tube segment sales, lower gross margins year-over-year in each segment due to competitive pressures, and the impact of LIFO expense recorded in 2014 compated to the LIFO income adjustment made in 2013. We expect our gross profit in the third quarter of 2014 to be consistent with the second quarter of 2014.

Operating expenses in the second quarter of 2014 increased $4.6 million, or 7.3%, to $67.5 million from $62.9 million in the second quarter of 2014. As a percentage of net sales, operating expenses decreased to 17.5% for the second quarter of 2014 from 19.0% in the comparable 2013 period. Operating expenses in the flat products segment increased $4.6 million, operating expenses in the tubular and pipe products segment decreased $207 thousand and Corporate expenses increased $176 thousand. Variable operating expenses, such as distribution, warehouse and processing, and selling expenses, increased $4.3 million as a result of increased sales volume and net sales. In addition, distribution expenses increased as a result of inflationary pressures in the transportation industry. The increase of $104 thousand in occupancy expense is primarily related to the increased heating and snow removal expenses due to the cold winter conditions which continued into the second quarter. Depreciation expense increased $165 thousand as a result of the recent investments in new equipment.

Operating expenses in the first six months of 2014 increased $7.4 million, or 6.0%, to $132.7 million from $125.3 million in the first six months of 2013. As a percentage of net sales, operating expenses decreased to 18.1% for the six months ended June 30, 2014 from 18.8% in the comparable 2013 period. Operating expenses in the flat products segment increased $6.3 million, operating expenses in the tubular and pipe products segment increased $905 thousand and Corporate expenses increased $248 thousand. Variable operating expenses, such as distribution, warehouse and processing, and selling expenses, increased $6.0 million as a result of increased sales volume and net sales. In addition, distribution expenses increased as a result of inflationary pressures in the transportation industry. Occupancy expenses increased $375 thousand as a result of increased heating and snow removal expenses due to the cold winter conditions. Administrative and general expenses increased $763 thousand as a result of increased non-income taxes, employee training and benefit costs and non-recurring costs related to CTI’s Centennial events in 2014. Depreciation expense increased $327 thousand as a result of the recent investments in new equipment.

Interest and other expense on debt totaled $1.8 million, or 0.4% of net sales, in the second quarter of 2014 compared to $1.7 million, or 0.5% of net sales, in the second quarter of 2013. Interest and other expense on debt totaled $3.5 million, or 0.5% of net sales, in the first half of 2014 compared to $3.4 million, or 0.5% of net sales, in the first half of 2013. Our effective borrowing rate, exclusive of deferred financing fees and commitment fees, was 2.4% for the first six months of 2014 compared to 2.2% for the first six months of 2013. Effective with the June 30, 2014 amendment to our asset-based credit facility, we anticipate our effective borrowing rate to decrease by 25 basis points during the second half of 2014.

For the second quarter of 2014, income before income taxes totaled $5.3 million compared to $4.3 million in the second quarter of 2013. For the first half of 2014, income before income taxes totaled $9.8 million compared to $12.2 million in the first half of 2013. Income before income taxes included LIFO expense of $400 thousand for the first half of 2014 compared to LIFO income of $2.3 million for the first half of 2013.

An income tax provision of 34.4% was recorded for the second quarter of 2014, compared to 41.5% for the second quarter of 2013. An income tax provision of 36.0% was recorded for the first half of 2014, compared to 37.1% for the first half of 2013. The lower effective tax rate for the three and six months ended June 30, 2014 was a result of a discrete foreign income tax item recorded in the second quarter of 2014 and the impact of permanent items on higher taxable income. Our tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items that are taken into account in the relevant period. Each quarter, we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment. We expect our effective tax rate to approximate 37% to 39% on an annual basis in 2014.

Net income for the second quarter of 2014 totaled $3.5 million or $0.32 per basic and diluted share, compared to $2.5 million or $0.23 per basic and diluted share for the second quarter of 2013. Net income for the first half of 2014 totaled $6.3 million or $0.57 per basic and diluted share, compared to $7.7 million or $0.69 per basic and diluted share for the first half of 2013. For the six months ended June 30, 2014, the impact of LIFO expense decreased earnings per share by $0.02 per basic and diluted shares, while for the six months ended June 30, 2013, the impact of LIFO income increased earnings per share by $0.13 per basic and diluted shares inclusive of the out-of-period LIFO income adjustment, which increased earnings per share by $0.11 per basic and diluted share.

Segment Operations

Flat products

The following table presents selected operating results for our flat products segment for the periods indicated (dollars are shown in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2014		2013		2014		2013
		% of net sales		% of net sales		% of net sales		% of net sales
Direct tons sold	302,221		262,628		577,841		532,043
Toll tons sold	28,185		18,647		51,848		40,832
Total tons sold	330,406		281,275		629,689		572,875

Net sales	$320,205	100.0	$267,444	100.0	$606,058	100.0	$543,192	100.0
Average selling price per ton	969		951		962		948
Cost of materials sold	263,435	82.3	216,713	81.0	496,744	82.0	441,664	81.3
Gross profit (a)	56,770	17.7	50,731	19.0	109,314	18.0	101,528	18.7
Operating expenses (b)	50,355	15.7	45,732	17.1	98,051	16.1	91,724	16.9
Operating income	$6,415	2.0	$4,999	1.9	$11,263	1.9	$9,804	1.8

(a) Gross profit is calculated as net sales less the cost of materials sold.

(b) Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Tons sold by our flat products segment increased 17.5% to 330 thousand in the second quarter of 2014 from 281 thousand in the second quarter of 2013. Tons sold by our flat products segment increased 9.9% to 630 thousand in the first half of 2014 from 573 thousand in the first half of 2013 despite losing several shipping days due to the severe weather during the first quarter of 2014. The increase in tons sold is due to increased customer demand associated with a recovering economy and increased toll business in the first half of 2014 compared to the first half of 2013.

Net sales in our flat products segment increased 19.7% to $320.2 million in the second quarter of 2014 from $267.4 million in the second quarter of 2013. The increase in net sales was due to a 17.5% increase in sales volume and a 1.9% increase in average selling prices, as metals industry market prices are higher year-over-year. Average selling prices in the second quarter of 2014 were $969 per ton, compared with $951 per ton in the second quarter of 2013 and $955 per ton in the first quarter of 2014.

Net sales in our flat products segment increased 11.6% to $606.1 million in the first half of 2014 from $543.2 million in the first half of 2013. The increase in sales was due to a 9.9% increase in sales volume as well as a 1.5% increase in average selling prices, as metals industry market prices are higher year-over-year. Average selling prices in the first half of 2014 were $962 per ton, compared with $948 per ton in the first half of 2013.

Cost of materials sold increased 21.6% to $263.4 million in the second quarter of 2014 from $216.7 million in the second quarter of 2013. The increase in cost of materials sold was due to a 17.5% increase in sales volume and a 1.9% increase in metals pricing during the three months ended June 30, 2014 compared to the three months ended June 30, 2013.

Cost of materials sold increased 12.5% to $496.7 million in the first half of 2014 from $441.7 million in the first half of 2013. The increase in cost of materials sold was due to a 9.9% increase in sales volume and a 2.3% increase in metals pricing during the six months ended June 30, 2014 compared to the six months ended June 30, 2013.

As a percentage of net sales, gross profit (as defined in footnote (a) in the table above) decreased to 17.7% in the second quarter of 2014 compared to 19.0% in the second quarter of 2013. As a percentage of net sales, gross profit totaled 18.0% in the six months ended June 30, 2014 compared to 18.7% in the six months ended June 30, 2013. The decrease in gross profit percentage for the three and six months ended June 30, 2014 was primarily due to the competitive market pressures associated with the growth in shipments and a higher mix of lower gross margin percentage stainless and aluminum sales versus carbon sales. The average gross margin per ton has stayed relatively flat between the six months ended June 30, 2014 and June 30, 2013.

Operating expenses in the second quarter of 2014 increased $4.6 million, or 10.1%, to $50.4 million from $45.7 million in the second quarter of 2013. As a percentage of net sales, operating expenses decreased to 15.7% for the second quarter of 2014 from 17.1% in the comparable 2013 period. Operating expenses in the first half of 2014 increased $6.3 million, or 6.9%, to $98.1 million from $91.7 million in the first half of 2013. As a percentage of net sales, operating expenses decreased to 16.1% for the first half of 2014 from 16.9% in the comparable 2013 period. Variable operating expenses, such as distribution, warehouse and processing, and selling expenses, increased as a result of higher sales volume and net sales. In addition, distribution expenses increased as a result of inflationary pressures in the transportation industry. Occupancy expenses increased as a result of increased heating and snow removal expenses as a result of the cold winter conditions. Administrative and general expenses increased as a result of increased non-income taxes, employee training and benefit costs.

Operating income for the second quarter of 2014 totaled $6.4 million, or 2.0% of net sales, compared to operating income of $5.0 million, or 1.9% of net sales, in the second quarter of 2013. Operating income for the first half of 2014 totaled $11.3 million, or 1.9% of net sales, compared to operating income of $9.8 million, or 1.8% of net sales, in the first half of 2013.

Tubular and pipe products

The following table presents selected operating results for our tubular and pipe products segment for the periods indicated (dollars are shown in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2014		2013		2014		2013
		% of net sales		% of net sales		% of net sales		% of net sales
Net sales	$65,842	100.0	$63,360	100.0	$126,902	100.0	$125,676	100.0
Cost of materials sold (a)	47,986	72.9	45,141	71.2	90,144	71.0	86,344	68.7
Gross profit (b)	17,856	27.1	18,219	28.8	36,758	29.0	39,332	31.3
Operating expenses (c)	15,003	22.8	15,210	24.0	30,468	24.0	29,563	23.5
Operating income	$2,853	4.3	$3,009	4.8	$6,290	5.0	$9,769	7.8

(a) Includes $400 of LIFO expense for the three and six months ended June 30, 2014 and $375 and $2,307 of LIFO income for the three and six months ended June 30, 2013, respectively (inclusive of a $1,932 out of period LIFO income adjustment recorded in the first quarter of 2013).

(b) Gross profit is calculated as net sales less the cost of materials sold.

(c) Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Net sales increased 3.9% to $65.8 million in the second quarter of 2014 from $63.4 million in the second quarter of 2013. The increase is a result of a 14.2% increase in sales volume over 2013, offset by a 9.0% decline in pipe and tube products segment average selling prices. Net sales increased 1.0% to $126.9 million in the first half of 2014 from $125.7 million in the first half of 2013. The increase is a result of a 9.2% increase in sales volume over 2013, offset by a 7.6% decline in pipe and tube products segment average selling prices.

Cost of materials sold increased 6.3% to $48.0 million in the second quarter of 2014 from $45.1 million in the second quarter of 2013. The increase in cost of material sold in the second quarter of 2014 is primarily related to a 14.2% increase in sales volume offset by a 8.4% decrease in metals pricing due to falling prices and $400 thousand of LIFO expense recorded in the quarter compared to $375 thousand of LIFO income recorded in the second quarter of 2013. Cost of materials sold increased 4.4% to $90.1 million in the first half of 2014 from $86.3 million in the first half of 2013. The increase in cost of material sold in the first half of 2014 is primarily related to a 9.2% increase in sales volume offset by a 7.3% decrease in metals pricing due to falling prices and $400 thousand of LIFO expense recorded in the first half compared to $2.3 million of LIFO income recorded in the first half of 2013 (inclusive of an out-of-period adjustment to record previously unrecognized LIFO income adjustments, which resulted in a decrease to cost of materials sold of $1.9 million).

As a percentage of net sales, gross profit (as defined in footnote (b) in the table above) totaled 27.1% in the second quarter of 2014 compared to 28.8% in the second quarter of 2013. As a percentage of net sales, the LIFO adjustment in 2014 decreased gross profit by 0.6%, compared to an increase of 0.6% in 2013. As a percentage of net sales, gross profit totaled 29.0% in the first half of 2014 compared to 31.3% in the first half of 2013. As a percentage of net sales, the LIFO adjustment in 2014 decreased gross profit by 0.3% compared to the increase to gross profit by 1.8% in 2013.

Operating expenses in the second quarter of 2014 decreased $207 thousand, or 1.4%, to $15.0 million from $15.2 million in the second quarter of 2013. Operating expenses were 22.8% of net sales in the second quarter of 2014 compared to 24.0% in the second quarter of 2013. Operating expenses in the first half of 2014 increased $905 thousand, or 3.1%, to $30.5 million from $29.6 million in the first half of 2013. Operating expenses were 24.0% of net sales in the first half of 2014 compared to 23.5% in the first half of 2013. The increase in operating expense for the three and six months ended June 30, 2014 is primarily related to the increased distribution expense related to increased sales volumes and the inflationary pressures in the transportation industry and increased depreciation expense as a result of recent investments in processing equipment.

Operating income for the second quarter 2014 totaled $2.9 million, or 4.3% of net sales, compared to $3.0 million, or 4.8% of net sales, for the second quarter of 2013. Operating income for the first half of 2014 totaled $6.3 million, or 5.0% of net sales, compared to $9.8 million, or 7.8% of net sales, for the first half of 2013. The LIFO adjustment decreased operating income for the second quarter of 2014 by $400 thousand compared to an increase of $375 thousand in the second quarter of 2013. The LIFO adjustment decreased operating income for the first half of 2014 by $400 thousand compared to an increase of $2.3 million in the first half of 2013.

Corporate expenses

Corporate expenses increased $0.2 million in the second quarter of 2014 to $2.2 million, compared to $2.0 million in the second quarter of 2013. Corporate expenses increased $0.2 million in the first half of 2014 to $4.2 million, compared to $4.0 million in the first half of 2013. The increase in Corporate expenses is related to the relocation of the executive offices in the second half of 2013. Corporate expenses include the unallocated expenses related to managing the entire Company, (i.e., both segments) including payroll expenses for certain personnel, expenses related to being a publicly traded entity such as board of directors expenses, audit expenses, and various other professional fees.

Liquidity, Capital Resources and Cash Flows

Our principal capital requirements include funding working capital needs, purchasing, upgrading and acquiring processing equipment and facilities, making acquisitions and paying dividends. We use cash generated from operations, leasing transactions and borrowings under our credit facility to fund these requirements.

We believe that funds available under our existing asset-based credit facility (the ABL Credit Facility), lease arrangement proceeds and the sale of equity or debt securities, together with funds generated from operations, will be sufficient to provide us with the liquidity necessary to fund anticipated working capital requirements, capital expenditure requirements, our dividend payments and any business acquisitions over at least the next 12 months. In the future, we may, as part of our business strategy, acquire and dispose of assets, enter, renew or exit from lease agreements or other companies in the same or complementary lines of business, or enter into or exit strategic alliances and joint ventures. Accordingly, the timing and size of our capital requirements are subject to change as business conditions warrant and opportunities arise.

Operating Activities

For the six months ended June 30, 2014, we used $30.1 million of net cash for operations, of which $17.5 million was generated from operating activities and $47.6 million was used for working capital. For the six months ended June 30, 2013, we generated $34.1 million of net cash from operations, of which $15.2 million was generated from operating activities and $18.9 million was generated from working capital.

Net cash from operations totaled $17.5 million during the first six months of 2014 and was primarily generated from net income of $6.3 million and depreciation and amortization of $12.0 million offset primarily by changes in long-term assets and liabilities of $1.9 million. Net cash from operations totaled $15.2 million during the first half of 2013 and was generated from net income of $7.7 million and depreciation and amortization of $11.7 million offset primarily by a non-cash insurance recovery receivable of $1.8 million and changes in long-term assets and liabilities of $3.4 million.

Working capital at June 30, 2014 totaled $310.8 million, a $58.8 million increase from December 31, 2013. The increase was primarily attributable to a $48.3 million increase in accounts receivable (resulting from higher sales volume and sales prices in the first half of 2014 compared to the fourth quarter of 2013, as our days of sales outstanding remained fairly consistent) and a $24.6 million increase in inventory, offset by a $21.4 million net increase in accounts payable and outstanding checks.

Investing Activities

Net cash used for investing activities was $5.1 million during the six months ended June 30, 2014, compared to $3.8 million during the six months ended June 30, 2013. Both 2014 and 2013 capital expenditures were attributable to additional processing equipment at our existing facilities. In 2014, we plan for capital spending to be less than our estimated annual depreciation expense (approximately $21 million).

Financing Activities

During the first six months of 2014, $36.7 million of cash was generated from financing activities, which primarily consisted of $38.9 million of net borrowings under our ABL Credit Facility, including the elimination of our term loan of $48.9 million and subsequent borrowings on our revolver, offset by $1.0 million of additional deferred financing fees incurred as part of the June 30, 2014 amendment of the ABL Credit Facility, discussed below in Debt Arrangements.

Dividends paid were $0.4 million for both the six months ended June 30, 2014 and June 30, 2013. In August 2014, our Board of Directors approved a regular quarterly dividend of $0.02 per share which will be paid on September 16, 2014 to shareholders on record as of September 2, 2014. In April 2014, our Board of Directors approved a regular quarterly dividend of $0.02 per share, which was paid on June 16, 2014 to shareholders of record as of June 2, 2014. Regular dividend distributions in the future are subject to the availability of cash, the $2.5 million annual limitation on cash dividends under our ABL Credit Facility and continuing determination by our Board of Directors that the payment of dividends remains in the best interest of our shareholders.

Debt Arrangements

On June 30, 2014, we amended our ABL Credit Facility. The amendment provides for, among other things: (i) a reduction in the applicable margin for loans under the Company’s Loan and Security Agreement; (ii) a consolidation of the previous $315.0 million revolver and $44.5 million term loan into a $365 million revolving credit facility; (iii) the removal of the Company’s real estate as collateral for borrowings; and (iv) the extension of the maturity date until June 30, 2019. Revolver borrowings are limited to the lesser of a borrowing base, comprised of eligible receivables and inventories, or $365 million in the aggregate. The ABL Credit Facility matures on June 30, 2019.

The ABL Credit Facility requires us to comply with various covenants, the most significant of which include: (i) until maturity of the ABL Credit Facility, if any commitments or obligations are outstanding and our availability is less than the greater of $30 million or 10.0% of the aggregate amount of revolver commitments ($36.5 million at June 30, 2014) then we must maintain a ratio of EBITDA minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00 for the most recent twelve fiscal month period; (ii) limitations on dividend payments; and (iii) restrictions on additional indebtedness. We have the option to borrow under our revolver based on the agent’s base rate plus a premium ranging from 0.00% to 0.25% or the London Interbank Offered Rate (LIBOR) plus a premium ranging from 1.25% to 3.00%.

As of June 30, 2014, we were in compliance with our covenants and had approximately $126 million of availability under the ABL Credit Facility.

As of June 30, 2014, $3.7 million of bank financing fees, including $1.0 million related to the amended ABL Credit Facility were included in “Prepaid expenses and other” and “Other long-term assets” on the accompanying Consolidated Balance Sheets. The financing fees are being amortized over the remaining term of the ABL Credit Facility and are included in “Interest and other expense on debt” on the accompanying Consolidated Statements of Comprehensive Income.

As part of the 2011 CTI acquisition, we assumed approximately $5.9 million of Industrial Revenue Bond (IRB) indebtedness issued through the Stanly County, North Carolina Industrial Revenue and Pollution Control Authority. The bond matures in April 2018, with the option to provide principal payments annually on April 1st. On April 1, 2014, we paid an optional principal payment of $810 thousand. The IRB is remarketed annually and is included in “Current portion of long-term debt” on the accompanying Consolidated Balance Sheets. Interest is payable monthly, with a variable rate that resets weekly. As a security for payment of the bonds, the Company obtained a direct pay letter of credit issued by JPMorgan Chase Bank, N.A. The letter of credit reduces annually by the principal reduction amount. The interest rate at June 30, 2014 was 0.15% for the IRB debt.

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

Approximately 50.8% of our consolidated net sales in the first six months of 2014 were directly related to industrial machinery and equipment manufacturers and their fabricators.

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

Our primary interest rate risk exposure results from variable rate debt. We have the option to enter into 30- to 180-day fixed base rate LIBOR loans under the ABL Credit Facility. As part of the CTI acquisition we assumed an interest rate swap agreement on the $5.9 million of IRB. The swap agreement matures in April 2018, but the notional amount may be reduced annually by the amount of the optional principal payments on the IRB. In June 2012, we entered into a forward starting fixed rate interest rate hedge commencing July 2013 in order to eliminate the variability of cash interest payments on approximately $53.2 million of the outstanding LIBOR-based borrowings under the ABL Credit Facility. The hedged balance as of June 30, 2014 was $44.5 million. The hedge matures on June 1, 2016 and the notional amount is reduced monthly by $729 thousand. The fixed rate interest rate hedge is accounted for as a cash flow hedging instrument for accounting purposes. We are exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap and fixed interest rate hedge agreements. However, we do not anticipate nonperformance by the counterparties.

Item 4. Controls and Procedures

The evaluation required by Rule 13a-15 of the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q has been carried out under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. These disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in reports that are filed with or submitted to the SEC is: (i) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2014, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Items 1, 1A, 2, 3, 4 and 5 of this Part II are either inapplicable or are answered in the negative and are omitted pursuant to the instructions to Part II.

Item 6. Exhibits

Exhibit	Description of Document	Reference

4.25

Second Amended and Restated Loan and Security Agreement, dated as of June 30, 2014, by and among the Registrant, the financial institutions from time to time party thereto, Bank of America, N.A., as administrative agent, and the other agents from time to time party thereto.

Incorporated by reference to Exhibit 4.25 to Registrant’s Form 8-K filed with the Commission on July 3, 2014 (Commission File No. 0-23320).
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
Date: August 7, 2014
By: /s/ Michael D. Siegal
Michael D. Siegal
Chairman of the Board and Chief
Executive Officer

By: /s/ Richard T. Marabito
Richard T. Marabito
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description of Document	Reference

4.25

Second Amended and Restated Loan and Security Agreement, dated as of June 30, 2014, by and among the Registrant, the financial institutions from time to time party thereto, Bank of America, N.A., as administrative agent, and the other agents from time to time party thereto.

Incorporated by reference to Exhibit 4.25 to Registrant’s Form 8-K filed with the Commission on July 3, 2014 (Commission File No. 0-23320).
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