Form 10-Q
period 2014-09-30
OLYMPIC STEEL INC
filed 2014-11-06
CIK 917470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

( X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer ( )	Accelerated filer (X)
Non-accelerated filer ( )	Smaller reporting company ( )
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined Rule 12b-2 of the Exchange Act). Yes ( ) No (X)

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding as of November 6, 2014
Common stock, without par value	10,982,136

Olympic Steel, Inc.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Olympic Steel, Inc.

Consolidated Balance Sheets

(in thousands)

	As of
	September 30, 2014	December 31, 2013
	(unaudited)	(audited)
Assets
Cash and cash equivalents	$9,090	$3,186
Accounts receivable, net	152,668	115,288
Inventories, net (includes LIFO debit of $2,972 as of September 30, 2014 and $3,572 as of December 31, 2013)	329,432	286,371
Prepaid expenses and other	9,419	12,786
Total current assets	500,609	417,631
Property and equipment, at cost	368,089	361,368
Accumulated depreciation	(185,400)	(170,484)
Net property and equipment	182,689	190,884
Goodwill	40,787	40,787
Intangible assets, net	33,868	34,535
Other long-term assets	14,735	13,512
Total assets	$772,688	$697,349

Liabilities
Current portion of long-term debt	$3,530	$13,090
Accounts payable	121,382	126,012
Accrued payroll	9,973	10,723
Other accrued liabilities	15,362	15,808
Total current liabilities	150,247	165,633
Credit facility revolver	269,475	146,075
Long-term debt	-	40,104
Other long-term liabilities	14,447	13,445
Deferred income taxes	30,716	33,476
Total liabilities	464,885	398,733
Shareholders' Equity
Preferred stock	-	-
Common stock	125,974	124,118
Accumulated other comprehensive loss	(274)	(437)
Retained earnings	182,103	174,935
Total shareholders' equity	307,803	298,616
Total liabilities and shareholders' equity	$772,688	$697,349

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Consolidated Statements of Comprehensive Income

(in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
	(unaudited)
Net sales	$376,617	$303,990	$1,109,577	$972,858
Costs and expenses
Cost of materials sold (excludes items shown seperately below)	305,080	240,974	891,968	768,980
Warehouse and processing	24,926	20,953	70,071	63,019
Administrative and general	18,260	15,617	55,342	51,937
Distribution	10,941	8,739	31,787	26,694
Selling	6,304	5,986	19,305	18,942
Occupancy	2,348	2,200	7,644	7,121
Depreciation	4,418	5,124	15,339	15,718
Amortization	223	223	667	667
Total costs and expenses	372,500	299,816	1,092,123	953,078
Operating income	4,117	4,174	17,454	19,780
Other income (loss), net	(20)	(1)	(22)	(18)
Income before interest and income taxes	4,097	4,173	17,432	19,762
Interest and other expense on debt	1,602	1,689	5,134	5,055
Income before income taxes	2,495	2,484	12,298	14,707
Income tax provision	939	1,144	4,471	5,678
Net income	$1,556	$1,340	$7,827	$9,029
Net gain (loss) on interest rate hedge	141	(66)	265	146
Tax effect on interest rate hedge	(54)	25	(102)	(56)
Total comprehensive income	$1,643	$1,299	$7,990	$9,119

Earnings per share:
Net income per share - basic	$0.14	$0.12	$0.70	$0.82
Weighted average shares outstanding - basic	11,120	11,066	11,118	11,061
Net income per share - diluted	$0.14	$0.12	$0.70	$0.82
Weighted average shares outstanding - diluted	11,120	11,077	11,119	11,071

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30,

(in thousands)

	2014	2013
	(unaudited)
Cash flows from (used for) operating activities:
Net income	$7,827	$9,029
Adjustments to reconcile net income to net cash from (used for) operating activities -
Depreciation and amortization	16,867	17,391
Loss on disposition of property and equipment	33	104
Stock-based compensation	1,719	1,178
Other long-term assets	(954)	(3,967)
Other long-term liabilities	(1,595)	(355)
	23,897	23,380
Changes in working capital:
Accounts receivable	(37,380)	(18,637)
Inventories	(43,061)	44,252
Prepaid expenses and other	3,367	(18)
Accounts payable	5,418	(5,462)
Change in outstanding checks	(10,048)	5,041
Accrued payroll and other accrued liabilities	(1,196)	29
	(82,900)	25,205
Net cash from (used for) operating activities	(59,003)	48,585

Cash flows from (used for) investing activities:
Capital expenditures	(7,214)	(9,590)
Proceeds from disposition of property and equipment	37	8
Net cash used for investing activities	(7,177)	(9,582)

Cash flows from (used for) financing activities:
Credit facility revolver borrowings	506,591	312,802
Credit facility revolver repayments	(383,191)	(344,632)
Principal payments under capital lease obligations	-	(1,407)
Term loan repayments	(48,854)	(6,562)
Industrial revenue bond repayments	(810)	(785)
Credit facility fees and expenses	(1,130)	(3)
Proceeds from exercise of stock options (including tax benefits) and employee stock purchases	137	458
Dividends paid	(659)	(657)
Net cash from (used for) financing activities	72,084	(40,786)

Cash and cash equivalents:
Net change	5,904	(1,783)
Beginning balance	3,186	7,782
Ending balance	$9,090	$5,999

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Supplemental Disclosures of Cash Flow Information

For the Nine Months Ended September 30,

(in thousands)

	2014	2013
	(unaudited)

Interest paid	$4,348	$4,055
Income taxes paid	$3,714	$7,532

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

September 30, 2014

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

Accounts receivable are presented net of allowances for doubtful accounts and unissued credits of $3.5 million and $3.2 million as of September 30, 2014 and December 31, 2013, respectively. The allowance for doubtful accounts is maintained at a level considered appropriate based on historical experience and specific customer collection issues that have been identified. Estimations are based upon a calculated percentage of accounts receivable, which remains fairly level from year to year, and judgments about the probable effects of economic conditions on certain customers, which can fluctuate significantly from year to year. The Company cannot guarantee that the rate of future credit losses will be similar to past experience. The Company considers all available information when assessing the adequacy of its allowance for doubtful accounts and unissued credits each quarter.

3.	Inventories:

Inventories consisted of the following:

	Inventory as of
(in thousands)	September 30, 2014	December 31, 2013
Unprocessed	$251,088	$219,401
Processed and finished	78,344	66,970
Totals	$329,432	$286,371

Inventories are stated at the lower of cost or market and include the costs of purchased metals, inbound freight, external processing and applicable labor and overhead costs. Costs of our flat products segment’s inventories, including flat-rolled sheet, coil and plate products are determined using the specific identification method.

The Company values certain of its tubular and pipe products inventory using the last-in, first-out (LIFO) method. At September 30, 2014 and December 31, 2013, approximately $46.4 million, or 14.1%, of consolidated inventory, and $43.9 million, or 15.3%, of consolidated inventory, respectively, was reported under the LIFO method of accounting. The cost of the remainder of the tubular and pipe products inventory is determined using a weighted average rolling first-in, first-out (FIFO) method.

During the third quarter of 2014, $200 thousand of LIFO expense was recorded as the current projections anticipate increased pricing of inventory at December 31, 2014 compared to December 31, 2013. In the first quarter of 2013, the Company made an out-of-period adjustment to record previously unrecognized LIFO adjustments, which resulted in an increase to after-tax income of $1.2 million. In the third quarter of 2013, the Company recorded $188 thousand of LIFO income.

If the FIFO method had been in use, inventories would have been $3.0 million lower than reported at September 30, 2014 and $3.6 million lower than reported at December 31, 2013.

4.           Intangible Assets:

Intangible assets, net, consisted of the following as of September 30, 2014 and December 31, 2013:

	As of September 30, 2014
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Customer relationships - subject to amortization	$13,332	$(2,889)	$10,443
Trade name - not subject to amortization	23,425	-	23,425
	$36,757	$(2,889)	$33,868

	As of December 31, 2013
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Customer relationships - subject to amortization	$13,332	$(2,222)	$11,110
Trade name - not subject to amortization	23,425	-	23,425
	$36,757	$(2,222)	$34,535

The Company estimates that amortization expense for its intangible assets subject to amortization will be $889 thousand for the year ending December 31, 2014 and $889 thousand per year in each of the next five years.

5.             Debt:

The Company’s debt is comprised of the following components:

	As of
	September 30,	December 31,
(in thousands)	2014	2013
Asset-based revolving credit facility due June 30, 2019	$269,475	$-
Asset-based revolving credit facility due June 30, 2016	-	146,075
Term loan due June 30, 2016	-	48,854
Industrial revenue bond due April 1, 2018	3,530	4,340
Total debt	273,005	199,269
Less current amount	(3,530)	(13,090)
Total long-term debt	$269,475	$186,179

On June 30, 2014, the Company amended its existing asset-based credit facility (the ABL Credit Facility). The ABL Credit Facility amendment provides for, among other things: (i) a reduction in the applicable margin for loans under the Company’s Loan and Security Agreement; (ii) a consolidation of the previous $315.0 million revolver and then outstanding $44.5 million term loan into a $365 million revolving credit facility; (iii) the removal of the Company’s real estate as collateral for borrowings; and (iv) the extension of the maturity date until June 30, 2019. Revolver borrowings are limited to the lesser of a borrowing base, comprised of eligible receivables and inventories, or $365 million in the aggregate. The ABL Credit Facility matures on June 30, 2019.

The ABL Credit Facility requires the Company to comply with various covenants, the most significant of which include: (i) until maturity of the ABL Credit Facility, if any commitments or obligations are outstanding and the Company’s availability is less than the greater of $30 million or 10.0% of the aggregate amount of revolver commitments ($36.5 million at September 30, 2014) then the Company must maintain a ratio of EBITDA minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00 for the most recent twelve fiscal month period; (ii) limitations on dividend payments; and (iii) restrictions on additional indebtedness. The Company has the option to borrow under its revolver based on the agent’s base rate plus a premium ranging from 0.00% to 0.25% or the London Interbank Offered Rate (LIBOR) plus a premium ranging from 1.25% to 3.00%.

As of September 30, 2014, the Company was in compliance with its covenants and had approximately $90 million of availability under the ABL Credit Facility.

As of September 30, 2014, $3.6 million of bank financing fees, including $1.1 million related to the amended ABL Credit Facility, were included in “Prepaid expenses and other” and “Other long-term assets” on the accompanying Consolidated Balance Sheets. The financing fees are being amortized over the five-year term of the ABL Credit facility and are included in “Interest and other expense on debt” on the accompanying Consolidated Statements of Comprehensive Income.

In June 2012, the Company entered into a forward starting fixed rate interest rate hedge that commenced June 2013, in order to eliminate the variability of cash interest payments on $53.2 million of then outstanding LIBOR-based borrowings under the ABL Credit Facility. The hedge matures on June 1, 2016 and the notional amount is reduced monthly by $729 thousand. The hedged balance as of September 30, 2014 was $42.3 million. The interest rate hedge fixed the rate at 1.21% plus a premium ranging from 1.75% to 2.25%. Although the Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate hedge agreement, the Company anticipates performance by the counterparties.

As part of the Chicago Tube and Iron Company (CTI) acquisition in July 2011, the Company assumed approximately $5.9 million of Industrial Revenue Bond (IRB) indebtedness issued through the Stanly County, North Carolina Industrial Revenue and Pollution Control Authority. The bond matures in April 2018, with the option to provide principal payments annually on April 1st. On April 1, 2014, the Company paid an optional principal payment of $810 thousand. Since the IRB is remarketed annually, it is included in “Current portion of long-term debt” on the accompanying Consolidated Balance Sheets. Interest is payable monthly, with a variable rate that resets weekly. As a security for payment of the bonds, the Company obtained a direct pay letter of credit issued by JPMorgan Chase Bank, N.A. The letter of credit reduces annually by the principal reduction amount. The interest rate at September 30, 2014 was 0.15% for the IRB debt.

CTI entered into an interest rate swap agreement to reduce the impact of changes in interest rates on the above IRB. At September 30, 2014, the effect of the swap agreement on the bond was to fix the rate at 3.46%. The swap agreement matures in April 2018, and is reduced annually by the amount of the optional principal payments on the bond. The Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap agreement. However, the Company does not anticipate nonperformance by the counterparties.

6.          Derivative Instruments:

Metals swaps

During 2014 and 2013, the Company entered into nickel swaps indexed to the London Metal Exchange (LME) price of nickel with third-party brokers. In 2014, the Company entered into carbon swaps indexed to the New York Mercantile Exchange (NYMEX) price of U.S. Midwest Domestic Hot-Rolled Coil Steel with third-party brokers. The nickel and carbon swaps are treated as derivatives for accounting purposes. The Company entered into the swaps to mitigate its customers’ risk of volatility in the price of metals. The outstanding nickel swaps have one to nineteen months remaining and the outstanding carbon swaps have one to three months remaining. The swaps are settled with the brokers at maturity. The economic benefit or loss arising from the changes in fair value of the swaps is contractually passed through to the customer. The primary risk associated with the metals swaps is the ability of customers or third-party brokers to honor their agreements with the Company related to derivative instruments. If the customer or third-party brokers are unable to honor their agreements, the Company’s risk of loss is the fair value of the metals swaps.

While these derivatives are intended to help the Company manage risk, they have not been designated as hedging instruments. The periodic changes in fair value of the metals and embedded customer derivative instruments are included in “Cost of materials sold” in the Consolidated Statements of Comprehensive Income. The Company recognizes derivative positions with both the customer and the third party for the derivatives and classifies cash settlement amounts associated with them as part of “Cost of materials sold” in the Consolidated Statements of Comprehensive Income. The metals swaps are included in “Accounts receivable, net”, and the embedded customer derivatives were included in “Other accrued liabilities” on the Consolidated Balance Sheets at September 30, 2014. The embedded customer derivatives were included in “Accounts receivable, net”, and the metals swaps are included in “Other accrued liabilities” on the Consolidated Balance Sheets at December 31, 2013.

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

Fixed rate interest rate hedge

In June 2012, the Company entered into a forward starting fixed rate interest rate hedge commencing June 2013 in order to eliminate the variability of cash interest payments on $53.2 million of then outstanding LIBOR-based borrowings under the ABL Credit Facility. The hedged balance as of September 30, 2014 was $42.3 million. The hedge matures on June 1, 2016 and is reduced monthly by $729 thousand. The fixed rate interest rate hedge is accounted for as a cash flow hedging instrument for accounting purposes.

There was no net impact from the nickel swaps or embedded customer derivative agreements to the Company’s Consolidated Statements of Comprehensive Income for the three or nine months ended September 30, 2014 and 2013. The table below shows the total impact to the Company’s Consolidated Statements of Comprehensive Income through net income of the derivatives for the three and nine months ended September 30, 2014 and 2013.

	Net Gain (Loss) Recognized
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013
Interest rate swap (CTI)	$(33)	$(21)	$(80)	$(134)
Fixed interest rate swap (ABL)	(118)	(135)	(363)	(177)
Metals swaps	(467)	35	1,305	(981)
Embedded customer derivatives	467	(35)	(1,305)	981
Total gain (loss)	$(151)	$(156)	$(443)	$(311)

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

During the nine months ended September 30, 2014, there were no transfers of financial assets between Levels 1, 2 or 3 fair value measurements. There have been no changes in the methodologies used September 30, 2014 since December 31, 2013. Following is a description of the valuation methodologies used for assets and liabilities measured at fair value as of September 30, 2014 and December 31, 2013:

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

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company:

	Value of Items Recorded at Fair Value
	As of September 30, 2014
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Metals swaps	$-	$30	$-	$30
Total assets at fair value	$-	$30	$-	$30

Liabilities:
Embedded customer derivative	$-	$30	$-	$30
Interest rate swap (CTI)	-	199	-	199
Fixed interest rate swap (ABL)	-	445	-	445
Total liabilities recorded at fair value	$-	$674	$-	$674

	Value of Items Not Recorded at Fair Value
	As of September 30, 2014
(in thousands)	Level 1	Level 2	Level 3	Total
Liabilities:
IRB	$3,530	$-	$-	$3,530
ABL Credit Facility	-	269,475	-	269,475
Total liabilities not recorded at fair value	$3,530	$269,475	$-	$273,005

The value of the items not recorded at fair value represent the carrying value of the liabilities.

	Value of Items Recorded at Fair Value
	As of December 31, 2013
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Embedded customer derivative	$-	$614	$-	$614
Total assets at fair value	$-	$614	$-	$614

Liabilities:
Metals swaps	$-	$614	$-	$614
Interest rate swap (CTI)	-	279	-	279
Fixed interest rate swap (ABL)	-	710	-	710
Total liabilities recorded at fair value	$-	$1,603	$-	$1,603

	Value of Items Not Recorded at Fair Value
	As of December 31, 2013
(in thousands)	Level 1	Level 2	Level 3	Total
Liabilities:
IRB	$4,340	$-	$-	$4,340
Term loan	-	48,854	-	48,854
ABL Credit Facility	-	146,075	-	146,075
Total liabilities not recorded at fair value	$4,340	$194,929	$-	$199,269

The value of the items not recorded at fair value represent the carrying value of the liabilities.

The fair value of the IRB is determined using Level 1 inputs. The carrying value and the fair value of the IRB that qualify as financial instruments were $3.5 million at September 30, 2014 and $4.3 million at December 31, 2013.

The fair values of the revolver and term loan are determined using Level 2 inputs. The carrying value of the revolver was $269.5 million at September 30, 2014. The carrying value of the revolver and the term loan were $146.1 million and $48.9 million, respectively, at December 31, 2013. The Level 2 fair value of the Company's long-term debt was estimated using prevailing market interest rates on debt with similar credit worthiness, terms and maturities.

8.           Equity Plans:

Stock Options

The following table summarizes stock option activity during the nine months ended September 30, 2014:

			Weighted Average	Aggregate Intrinsic
	Number of	Weighted Average	Remaining	Value
	Options	Exercise Price	Contractual Term (in Years)	(in thousands)
Outstanding at December 31, 2013	27,172	$27.40
Granted	-	-
Exercised	(7,000)	12.32
Canceled	-	-
Outstanding at September 30, 2014	20,172	$32.63	2.6	$-
Exercisable at September 30, 2014	20,172	$32.63	2.6	$-

There were 7,000 and 11,667 stock options exercised during the nine months ended September 30, 2014 and 2013, respectively. The total intrinsic value of stock options exercised during the nine months ended September 30, 2014 and 2013 was $103 thousand and $218 thousand, respectively. All stock options outstanding are vested as of September 30, 2014.

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

The Company’s Senior Management Compensation Program includes an equity component in order to encourage more ownership of common stock by the senior management. The Senior Management Compensation Program imposes stock ownership requirements upon the participants. Each participant is required to own at least 750 shares of common stock for each year that the participant participates in the Senior Management Compensation Program. Any participant that fails to meet to the stock ownership requirements will be ineligible to receive any equity awards under the Company’s equity compensation plans, including the Plan, until the participant satisfies the ownership requirements. To assist participants in meeting the stock ownership requirements, on an annual basis, if a participant purchases 500 shares of common stock on the open market, the Company will award that participant 250 shares of common stock. During the nine months ended September 30, 2014 and 2013, the Company matched 8,375 and 7,000 shares, respectively. Additionally, any participant who continues to comply with the stock ownership requirements as of the five-year, 10-year, 15-year, 20-year and 25-year anniversaries of the participant’s participation in the Senior Management Compensation Program will receive a restricted stock unit award with a dollar value of $25 thousand, $50 thousand, $75 thousand, $100 thousand and $100 thousand, respectively. Restricted stock unit awards will convert into the right to receive shares of common stock upon a participant’s retirement, or earlier upon the participant’s death or disability or upon a change in control of the Company.

Stock-based compensation expense recognized on RSUs for the nine months ended September 30, 2014 and 2013, respectively, is summarized in the following table:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2014	2013	2014	2013
RSU expense before taxes	$360	$238	$881	$688
RSU expense after taxes	225	129	561	422
Impact per basic share	0.02	0.01	0.05	0.04
Impact per diluted share	$0.02	$0.01	$0.05	$0.04

All pre-tax charges related to RSUs were included in the caption “Administrative and general” on the accompanying Consolidated Statements of Comprehensive Income.

The following table summarizes the activity related to RSUs for the nine months ended September 30, 2014:

			Aggregate
	Number of	Weighted Average	Intrinsic Value
	Shares	Granted Price	(in thousands)
Outstanding at December 31, 2013	230,958	$25.44
Granted	34,226	27.69
Converted into shares	(1,250)	23.56
Forfeited	-	-
Outstanding at September 30, 2014	263,934	$25.74	$11
Vested at September 30, 2014	225,265	$26.02	$7

During the nine months ended September 30, 2014, 1,250 RSUs were converted into shares. No RSUs were converted into shares during the nine months ended September 30, 2013.

9.	Income Taxes:

For the three months ended September 30, 2014, the Company recorded an income tax provision of $0.9 million, or 37.6%, compared to $1.1 million, or 46.1%, for the three months ended September 30, 2013.

For the nine months ended September 30, 2014, the Company recorded an income tax provision of $4.5 million, or 36.4%, compared to $5.7 million, or 38.6%, for the nine months ended September 30, 2013. The lower effective tax rate for the three and nine months ended September 30, 2014 was a result of a discrete foreign income tax item recorded in the second quarter of 2014.

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

10.           Shares Outstanding and Earnings Per Share:

Earnings per share have been calculated based on the weighted average number of shares outstanding as set forth below:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2014	2013	2014	2013
Weighted average basic shares outstanding	11,120	11,066	11,118	11,061
Assumed exercise of stock options and issuance of stock awards	-	11	1	10
Weighted average diluted shares outstanding	11,120	11,077	11,119	11,071
Net income	$1,556	$1,340	$7,827	$9,029
Basic earnings per share	$0.14	$0.12	$0.70	$0.82
Diluted earnings per share	$0.14	$0.12	$0.70	$0.82
Anti-dilutive securities outstanding	200	199	200	201

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

The following table provides financial information by segment and reconciles the Company’s operating income by segment to the consolidated income before income taxes for the three and nine months ended September 30, 2014 and 2013.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands)	2014	2013	2014	2013
Net sales
Flat products	$312,776	$248,463	$918,834	$791,655
Tubular and pipe products	63,841	55,527	190,743	181,203
Total net sales	$376,617	$303,990	$1,109,577	$972,858

Depreciation and amortization
Flat products	$3,233	$4,104	$11,682	$12,589
Tubular and pipe products	1,383	1,243	4,249	3,796
Corporate	25	-	75	-
Total depreciation and amortization	$4,641	$5,347	$16,006	$16,385

Operating income
Flat products	$3,365	$2,624	$14,628	$12,429
Tubular and pipe products	2,804	3,297	9,094	13,066
Corporate	(2,052)	(1,747)	(6,268)	(5,715)
Total operating income	$4,117	$4,174	$17,454	$19,780
Other income (loss), net	(20)	(1)	(22)	(18)
Income before interest and income taxes	4,097	4,173	17,432	19,762
Interest and other expense on debt	1,602	1,689	5,134	5,055
Income before income taxes	$2,495	$2,484	$12,298	$14,707

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands)	2014	2013	2014	2013
Capital expenditures
Flat products	$1,631	$1,541	$4,861	$2,937
Tubular and pipe products	459	7,308	2,332	9,691
Corporate	-	-	21	-
Total capital expenditures	$2,090	$8,849	$7,214	$12,628

	As of
	September 30,	December 31,
(in thouands)	2014	2013
Goodwill
Flat products	$500	$500
Tubular and pipe products	40,287	40,287
Total goodwill	$40,787	$40,787

Assets
Flat products	$543,912	$473,397
Tubular and pipe products	228,193	223,314
Corporate	583	638
Total assets	$772,688	$697,349

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

In August 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-15, “Presentation of Financial Statements-Going Concern”. This ASU contains new guidance on management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management must evaluate whether it is probable that known conditions or events, considered in the aggregate, would raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. If such conditions or events are identified, the standard requires management's mitigation plans to alleviate the doubt or a statement of the substantial doubt about the entity’s ability to continue as a going concern to be disclosed in the financial statements. The standards update is effective for fiscal years and interim periods beginning after December 15, 2016, with early adoption permitted. The adoption of this standards update is not expected to impact the Company’s consolidated financial statements.

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

Forward-Looking Information

This Quarterly Report on Form 10-Q and other documents we file with the SEC contain various forward-looking statements that are based on current expectations, estimates, forecasts and projections about our future performance, business, our beliefs and management’s assumptions. In addition, we, or others on our behalf, may make forward-looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, conferences, webcasts, phone calls and conference calls. Words such as “may,” “will,” “anticipate,” “should,” “intend,” “expect,” “believe,” “estimate,” “project,” “plan,” “potential,” and “continue,” as well as the negative of these terms or similar expressions, are intended to identify forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those implied by such statements including, but not limited to:

●	general and global business, economic, financial and political conditions, including the ongoing effects of the global economic recovery;
●	access to capital and global credit markets;
●	competitive factors such as the availability, global production levels and pricing of metals, industry shipping and inventory levels and rapid fluctuations in customer demand and metals pricing;
●	cyclicality and volatility within the metals industry;
●	the ability of our customers (especially those that may be highly leveraged, and those with inadequate liquidity) to maintain their credit availability;
●	the ability of our newer locations to achieve expected results;
●	events or circumstances that could adversely impact the successful operation of our processing equipment and operations;
●	the ability to comply with the terms of our asset-based credit facility;
●	the ability of our customers and third parties to honor their agreements related to derivative instruments;
●	customer, supplier and competitor consolidation, bankruptcy or insolvency;
●	reduced production schedules, layoffs or work stoppages by our own, our suppliers’ or customers’ personnel;
●	the impacts of union organizing activities and the success of union contract renewals;
●	the availability and costs of transportation and logistical services;
●	the amounts, successes and our ability to continue our capital investments and strategic growth initiatives and our business information system implementations;
●	the successes of our operational excellence initiatives to improve our operating, cultural and management systems and reduce our costs;
●

the successes of our strategic efforts and initiatives to increase sales volumes, maintain or improve working capital turnover and free cash flows, improve our customer service, and achieve cost savings;

●	the timing and outcomes of inventory lower of cost or market adjustments;
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

At September 30, 2014, we employed approximately 1,840 people. Approximately 325 of the hourly plant personnel at the facilities listed below are represented by ten separate collective bargaining units. The table below shows the expiration dates of the collective bargaining agreements.

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

Through our tubular and pipe products segment, we distribute metals tubing, pipe, bar, valve and fittings and fabricate pressure parts supplied to various industrial markets. The Company values certain of its tubular and pipe products inventory using the last-in, first-out, or LIFO, method. At September 30, 2014 and December 31, 2013, approximately $46.4 million, or 14.1%, of consolidated inventory, and $43.9 million, or 15.3%, of consolidated inventory, respectively, was reported under the LIFO method of accounting. The cost of the remainder of the tubular and pipe products inventory is determined using a weighted average rolling first-in, first-out, or FIFO, method. During periods of rising prices, the LIFO method of accounting increases the cost of goods sold (through LIFO expense) resulting in lower earnings than if FIFO inventory valuation had been used. During periods of decreasing metals pricing, the LIFO method of accounting decreases the cost of good sold (through LIFO income) resulting in higher earnings than if FIFO inventory valuation had been used.

Results of Operations

Consolidated Operations

The following table presents consolidated operating results for the periods indicated (dollars are shown in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2014		2013		2014		2013
		% of net sales		% of net sales		% of net sales		% of net sales
Net sales	$376,617	100.0	$303,990	100.0	$1,109,577	100.0	$972,858	100.0
Cost of materials sold (a)	305,080	81.0	240,974	79.3	891,968	80.4	768,980	79.0
Gross profit (b)	71,537	19.0	63,016	20.7	217,609	19.6	203,878	21.0
Operating expenses (c)	67,420	17.9	58,842	19.3	200,155	18.0	184,098	19.0
Operating income	$4,117	1.1	$4,174	1.4	$17,454	1.6	$19,780	2.0
Other income (loss), net	(20)	-	(1)	-	(22)	-	(18)	-
Interest and other expense on debt	1,602	0.4	1,689	0.6	5,134	0.5	5,055	0.5
Income before income taxes	2,495	0.7	2,484	0.8	12,298	1.1	14,707	1.5
Income taxes	939	0.3	1,144	0.4	4,471	0.4	5,678	0.6
Net income	1,556	0.4	1,340	0.4	7,827	0.7	9,029	0.9

(a) Includes $200 and $600 of LIFO expense for the three and nine months ended September 30, 2014, respectively, and $188 and $2,495 of LIFO income for the three and nine months ended September 30, 2013, respectively (inclusive of a $1,932 out of period LIFO income adjustment recorded in the first quarter of 2013).

(b) Gross profit is calculated as net sales less the cost of materials sold.
(c) Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Net sales increased 23.9% to $376.6 million in the third quarter of 2014 from $304.0 million in the third quarter of 2013. Flat products net sales were 83.0% of total net sales in the third quarter of 2014 compared to 81.7% of total net sales in the third quarter of 2013. Tubular and pipe products net sales were 17.0% of total net sales in the third quarter of 2014 compared to 18.3% of total net sales in the third quarter of 2013. The increase in net sales was due to a 21.4% increase in sales volume and a 2.0% increase in selling prices during the third quarter of 2014 compared to the third quarter of 2013. The average direct selling price increased 2.8% in the flat products segment and 6.3% in the tubular and pipe products segment during the third quarter of 2014 compared to the third quarter of 2013.

Net sales increased 14.1% to $1.1 billion during the nine months ended September 30, 2014 from $972.9 million during the nine months ended September 30, 2013. Flat products net sales were 82.8% of total net sales during the nine months ended September 30, 2014 compared to 81.4% of total net sales during the nine months ended September 30, 2013. Tubular and pipe products net sales were 17.2% of total net sales during the nine months ended September 30, 2014 compared to 18.6% of total net sales during the nine months ended September 30, 2013. The increase in net sales was due to a 13.5% increase in sales volume and a 0.5% increase in selling prices during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The average direct selling price increased 1.9% in the flat products segment during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, but decreased 3.3% in the tubular and pipe products segment during the nine months ended September 30, 2014 compared to the same period in 2013.

Cost of materials sold increased 26.6% to $305.1 million in the third quarter of 2014 from $241.0 million in the third quarter of 2013. During the third quarter of 2014, we recorded $200 thousand of LIFO expense compared to $188 thousand of LIFO income in the third quarter of 2013. The increase in cost of materials sold in 2014 is primarily due to increased sales volumes of 21.4%, increased metals prices of 4.3% in the third quarter of 2014 compared to the third quarter of 2013, and the impact of LIFO expense during the three months ended September 30, 2014 compared to LIFO income during the three months ended September 30, 2013.

Cost of materials sold increased 16.0% to $892.0 million during the nine months ended September 30, 2014 from $769.0 million during the nine months ended September 30, 2013. During the nine months ended September 30, 2014, we recorded LIFO expense of $600 thousand compared to $2.5 million of LIFO income during the nine months ended September 30, 2013. In the first quarter of 2013, we made an out-of-period adjustment to record previously unrecognized LIFO adjustments, which resulted in a decrease to cost of materials sold of $1.9 million.  The increase in cost of materials sold in 2014 is primarily due to increased sales volume of 13.5%, increased metals prices of 2.2% during the first nine months of 2014 compared to the first nine months of 2013, and the impact of LIFO expense during the nine months ended September 30, 2014 compared to LIFO income during the nine months ended September 30, 2013.

As a percentage of net sales, gross profit (as defined in footnote (b) in the table above) decreased to 19.0% in the third quarter of 2014 compared to 20.7% in the third quarter of 2013. The decrease in gross profit for the nine months ended September 30, 2014 was primarily due to an increase in the mix of flat products segment sales with lower gross margins than pipe and tube segment sales, lower gross margins year-over-year in each segment due to competitive pressures, and the impact of LIFO expense in the third quarter of 2014 compared to LIFO income in the third quarter of 2013.

As a percentage of net sales, gross profit (as defined in footnote (b) in the table above) decreased to 19.6% in the nine months ended September 30, 2014 compared to 21.0% in the nine months ended September 30, 2013. As a percentage of net sales, the LIFO income adjustment in 2013 increased gross profit by 0.3%. The decrease in the gross profit as percentage of sales for the nine months ended September 30, 2014 was primarily due to an increase in the mix of flat product segment sales which have a lower gross margin than pipe and tube segment sales, lower gross margins year-over-year due to competitive pressures, and the impact of LIFO expense recorded in 2014 compared to the LIFO income adjustment made in 2013. We expect our gross profit in the fourth quarter of 2014 to be consistent with the third quarter of 2014.

Operating expenses in the third quarter of 2014 increased $8.6 million, or 14.6%, to $67.4 million from $58.8 million in the third quarter of 2014. As a percentage of net sales, operating expenses decreased to 17.9% for the third quarter of 2014 from 19.3% in the comparable 2013 period. Operating expenses in the flat products segment increased $5.3 million, operating expenses in the tubular and pipe products segment increased $3.0 million and Corporate expenses increased $0.3 million. Variable operating expenses, such as distribution, warehouse and processing, and selling expenses, increased $6.5 million, or 18.2%, as a result of the 21.4% sales volume and 23.9% net sales increase. In addition, distribution expenses also increased as a result of inflationary pressures in the transportation industry. The increase of $0.1 million in occupancy expense is primarily related to expanded warehouse facilities. Depreciation expense decreased $0.7 million due to certain assets being fully depreciated in 2014.

Operating expenses in the first nine months of 2014 increased $16.1 million, or 8.7%, to $200.2 million from $184.1 million in the first nine months of 2013. As a percentage of net sales, operating expenses decreased to 18.0% for the nine months ended September 30, 2014 from 19.0% in the comparable 2013 period. Operating expenses in the flat products segment increased $11.6 million, operating expenses in the tubular and pipe products segment increased $3.9 million and Corporate expenses increased $0.6 million. Variable operating expenses, such as distribution, warehouse and processing, and selling expenses, increased $12.5 million, or 11.5%, as a result of the 13.5% sales volume increase and the 14.1% net sales increase. In addition, distribution expenses increased as a result of inflationary pressures in the transportation industry. Occupancy expenses increased $0.5 million as a result of our expanded warehouse facilities. Administrative and general expenses increased $3.4 million as a result of increased non-income taxes, employee training and benefit costs and non-recurring costs related to CTI’s Centennial events in 2014. Depreciation expense decreased $0.4 million as a result of certain assets being fully depreciated in 2014.

Interest and other expense on debt totaled $1.6 million, or 0.4% of net sales, in the third quarter of 2014 compared to $1.7 million, or 0.6% of net sales, in the third quarter of 2013. Interest and other expense on debt totaled $5.1 million, or 0.5% of net sales, in both the first nine months of 2014 and 2013. Our effective borrowing rate, exclusive of deferred financing fees and commitment fees, was 2.3% for the first nine months of 2014 compared to 2.2% for the first nine months of 2013. Effective with the June 30, 2014 amendment to our asset-based credit facility, our borrowing rate decreased by 25 basis points.

For both the third quarter of 2014 and 2013, income before income taxes totaled $2.5 million. Income before income taxes included LIFO expense of $200 thousand for the third quarter of 2014 compared to LIFO income of $188 thousand for the third quarter of 2013. For the first nine months of 2014, income before income taxes totaled $12.3 million compared to $14.7 million for the first nine months of 2013. Income before income taxes included LIFO expense of $600 thousand for the first nine months of 2014 compared to LIFO income of $2.5 million for the first nine months of 2013.

An income tax provision of 37.6% was recorded for the third quarter of 2014, compared to 46.1% for the third quarter of 2013. An income tax provision of 36.4% was recorded for the first nine months of 2014, compared to 38.6% for the first nine months of 2013. The lower effective tax rate for the nine months ended September 30, 2014 was a result of a discrete foreign income tax item recorded in the second quarter of 2014. Our tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items that are taken into account in the relevant period. Each quarter, we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment. We expect our effective tax rate to approximate 36% to 38% on an annual basis in 2014.

Net income for the third quarter of 2014 totaled $1.6 million or $0.14 per basic and diluted share, compared to $1.3 million or $0.12 per basic and diluted share for the third quarter of 2013. Net income for the first nine months of 2014 totaled $7.8 million or $0.70 per basic and diluted share, compared to $9.0 million or $0.82 per basic and diluted share for the first nine months of 2013. For the nine months ended September 30, 2014, the impact of LIFO expense decreased earnings per share by $0.03 per basic and diluted shares, while for the nine months ended September 30, 2013, the impact of LIFO income increased earnings per share by $0.14 per basic and diluted shares inclusive of the out-of-period LIFO income adjustment.

Segment Operations

Flat products

The following table presents selected operating results for our flat products segment for the periods indicated (dollars are shown in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2014		2013		2014		2013
		% of net sales		% of net sales		% of net sales		% of net sales
Direct tons sold	295,122		244,265		872,963		776,308
Toll tons sold	28,712		20,288		80,560		61,120
Total tons sold	323,834		264,553		953,523		837,428

Net sales	$312,776	100.0	$248,463	100.0	$918,834	100.0	$791,655	100.0
Average selling price per ton	966		939		964		945
Cost of materials sold	259,843	83.1	201,579	81.1	756,587	82.3	643,241	81.3
Gross profit (a)	52,933	16.9	46,884	18.9	162,247	17.7	148,414	18.7
Operating expenses (b)	49,568	15.8	44,260	17.8	147,619	16.1	135,985	17.2
Operating income	$3,365	1.1	$2,624	1.1	$14,628	1.6	$12,429	1.5

(a) Gross profit is calculated as net sales less the cost of materials sold.
(b) Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Tons sold by our flat products segment increased 22.4% to 324 thousand in the third quarter of 2014 from 265 thousand in the third quarter of 2013. Tons sold by our flat products segment increased 13.9% to 954 thousand in the first nine months of 2014 from 837 thousand in the first nine months of 2013. The increase in tons sold is due to increased customer demand associated with a recovering economy, market share gains in flat products, and increased toll business in the first nine months of 2014 compared to the first nine months of 2013.

Net sales in our flat products segment increased 25.9% to $312.8 million in the third quarter of 2014 from $248.5 million in the third quarter of 2013. The increase in net sales was due to a 22.4% increase in sales volume and a 2.8% increase in average selling prices, as metals industry market prices are higher year-over-year. Average selling prices in the third quarter of 2014 were $966 per ton, compared with $939 per ton in the third quarter of 2013 and $969 per ton in the second quarter of 2014. 2014 market prices for flat products peaked in July and have been declining since.

Net sales in our flat products segment increased 16.1% to $918.8 million in the first nine months of 2014 from $791.7 million in the first nine months of 2013. The increase in sales was due to a 13.9% increase in sales volume as well as a 1.9% increase in average selling prices, as metals industry market prices are higher year-over-year. Average selling prices in the first nine months of 2014 were $964 per ton, compared with $945 per ton in the first nine months of 2013.

Cost of materials sold increased 28.9% to $259.8 million in the third quarter of 2014 from $201.6 million in the third quarter of 2013. The increase in cost of materials sold was due to a 22.4% increase in sales volume and a 5.3% increase in metals pricing during the three months ended September 30, 2014 compared to the three months ended September 30, 2013. Cost of materials sold increased 17.6% to $756.6 million in the first nine months of 2014 from $643.2 million in the first nine months of 2013. The increase in cost of materials sold was due to a 13.9% increase in sales volume and a 3.3% increase in metals pricing during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

As a percentage of net sales, gross profit (as defined in footnote (a) in the table above) decreased to 16.9% in the third quarter of 2014 compared to 18.9% in the third quarter of 2013. As a percentage of net sales, gross profit totaled 17.7% in the nine months ended September 30, 2014 compared to 18.7% in the nine months ended September 30, 2013. The decrease in gross profit percentage for the three and nine months ended September 30, 2014 was primarily due to the competitive market pressures associated with the growth in shipments and a higher mix of toll sales and lower gross margin percentage stainless and aluminum sales versus carbon sales.

Operating expenses in the third quarter of 2014 increased $5.3 million, or 12.0%, to $49.6 million from $44.3 million in the third quarter of 2013. As a percentage of net sales, operating expenses decreased to 15.8% for the third quarter of 2014 from 17.8% in the comparable 2013 period. Operating expenses in the first nine months of 2014 increased $11.6 million, or 8.6%, to $147.6 million from $136.0 million in the first nine months of 2013. As a percentage of net sales, operating expenses decreased to 16.1% for the first nine months of 2014 from 17.2% in the comparable 2013 period. Variable operating expenses, such as distribution, warehouse and processing, and selling expenses, increased as a result of higher sales volume and net sales. In addition, distribution expenses increased as a result of inflationary pressures in the transportation industry. Occupancy expenses increased as a result of expanded warehouse facilities. Administrative and general expenses increased as a result of increased non-income taxes, employee training and benefit costs. Depreciation expense decreased $0.9 million as a result of certain assets becoming fully depreciated in 2014.

Operating income for the third quarter of 2014 totaled $3.4 million, or 1.1% of net sales, compared to operating income of $2.6 million, or 1.1% of net sales, in the third quarter of 2013. Operating income for the first nine months of 2014 totaled $14.6 million, or 1.6% of net sales, compared to operating income of $12.4 million, or 1.5% of net sales, in the first nine months of 2013.

Tubular and pipe products

The following table presents selected operating results for our tubular and pipe products segment for the periods indicated (dollars are shown in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2014		2013		2014		2013
		% of net sales		% of net sales		% of net sales		% of net sales
Net sales	$63,841	100.0	$55,527	100.0	$190,743	100.0	$181,203	100.0
Cost of materials sold (a)	45,237	70.9	39,395	70.9	135,381	71.0	125,739	69.4
Gross profit (b)	18,604	29.1	16,132	29.1	55,362	29.0	55,464	30.6
Operating expenses (c)	15,800	24.7	12,835	23.1	46,268	24.2	42,398	23.4
Operating income	$2,804	4.4	$3,297	6.0	$9,094	4.8	$13,066	7.2

(a) Includes $200 and $600 of LIFO expense for the three and nine months ended September 30, 2014, respecitvely, and $188 and $2,495 of LIFO income for the three and nine months ended September 30, 2013, respectively (inclusive of a $1,932 out of period LIFO income adjustment recorded in the first quarter of 2013).

(b) Gross profit is calculated as net sales less the cost of materials sold.
(c) Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Net sales increased 15.0% to $63.8 million in the third quarter of 2014 from $55.5 million in the third quarter of 2013. The increase is a result of an 8.2% increase in sales volume and a 6.3% increase in average selling prices over the third quarter of 2013. Net sales increased 5.3% to $190.7 million in the first nine months of 2014 from $181.2 million in the first nine months of 2013. The increase is a result of an 8.9% increase in sales volume over 2013 resulting in market share gains for tubular and pipe products, offset by a 3.3% decline in pipe and tube products segment average selling prices as a result of the competitive market environment and an increase in the sales mix of products with a lower average selling price.

Cost of materials sold increased 14.8% to $45.2 million in the third quarter of 2014 from $39.4 million in the third quarter of 2013. The increase in cost of material sold in the third quarter of 2014 is primarily related to an 8.2% increase in sales volume, a 6.1% increase in metals pricing and $200 thousand of LIFO expense recorded in the quarter compared to $188 thousand of LIFO income recorded in the third quarter of 2013. Cost of materials sold increased 7.7% to $135.4 million in the first nine months of 2014 from $125.7 million in the first nine months of 2013. The increase in cost of material sold in the first nine months of 2014 is primarily related to a 8.9% increase in sales volume offset by a 1.1% decrease in metals pricing due to falling prices and $600 thousand of LIFO expense recorded in the first nine months of 2014 compared to $2.5 million of LIFO income recorded in the first nine months of 2013 (inclusive of an out-of-period adjustment to record previously unrecognized LIFO income adjustments, which resulted in a decrease to cost of materials sold of $1.9 million).

As a percentage of net sales, gross profit (as defined in footnote (b) in the table above) totaled 29.1% in both the third quarter of 2014 and 2013. As a percentage of net sales, the LIFO adjustment in 2014 decreased third quarter gross profit by 0.3%, compared to an increase of 0.3% in the third quarter of 2013. As a percentage of net sales, gross profit totaled 29.0% in the first nine months of 2014 compared to 30.6% in the first nine months of 2013. As a percentage of net sales, the LIFO adjustment in the first nine months of 2014 decreased gross profit by 0.3% compared to the increase to gross profit by 1.4% in the first nine months of 2013.

Operating expenses in the third quarter of 2014 increased $3.0 million, or 23.1%, to $15.8 million from $12.8 million in the third quarter of 2013. Operating expenses were 24.7% of net sales in the third quarter of 2014 compared to 23.1% in the third quarter of 2013. Operating expenses in the first nine months of 2014 increased $3.9 million, or 9.1%, to $46.3 million from $42.4 million in the first nine months of 2013. Operating expenses were 24.2% of net sales in the first nine months of 2014 compared to 23.4% in the first nine months of 2013. The increase in operating expense for the three and nine months ended September 30, 2014 is primarily related to the increased distribution expense related to increased sales volumes and the inflationary pressures in the transportation industry and increased depreciation expense as a result of recent investments in processing equipment. Administrative and general expenses increased due to non-recurring costs related to CTI’s Centennial events in 2014 and increased payroll costs.

Operating income for the third quarter 2014 totaled $2.8 million, or 4.4% of net sales, compared to $3.3 million, or 6.0% of net sales, for the third quarter of 2013. Operating income for the first nine months of 2014 totaled $9.1 million, or 4.8% of net sales, compared to $13.1 million, or 7.2% of net sales, for the first nine months of 2013. The LIFO adjustment decreased operating income for the third quarter of 2014 by $200 thousand compared to an increase of $188 thousand in the third quarter of 2013. The LIFO adjustment decreased operating income for the first nine months of 2014 by $600 thousand compared to an increase of $2.5 million in the first nine months of 2013.

Corporate expenses

Corporate expenses include the unallocated expenses related to managing the entire Company, (i.e., both segments) including payroll expenses for certain personnel, expenses related to being a publicly traded entity such as board of directors expenses, audit expenses, and various other professional fees. Corporate expenses increased $0.3 million in the third quarter of 2014 to $2.0 million, compared to $1.7 million in the third quarter of 2013. Corporate expenses increased $0.6 million in the first nine months of 2014 to $6.3 million, compared to $5.7 million in the first nine months of 2013. The increase in Corporate expenses is related to the relocation of the executive offices in the second half of 2013 and other public company costs.

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

Operating Activities

For the nine months ended September 30, 2014, we used $59.0 million of net cash for operations, of which $23.9 million was generated from operating activities and $82.9 million was used for working capital. For the nine months ended September 30, 2013, we generated $48.6 million of net cash from operations, of which $23.4 million was generated from operating activities and $25.2 million was generated from working capital.

Net cash from operations totaled $23.9 million during the first nine months of 2014 and was primarily generated from net income of $7.8 million and depreciation and amortization of $16.9 million offset primarily by changes in other long-term assets and liabilities of $2.5 million. Net cash from operations totaled $23.4 million during the first nine months of 2013 and was generated from net income of $9.0 million and depreciation and amortization of $17.4 million offset primarily by changes in other long-term assets and liabilities of $4.3 million.

Working capital at September 30, 2014 totaled $350.4 million, a $98.4 million increase from December 31, 2013. The increase was primarily attributable to a $43.1 million increase in inventory and a $37.4 million increase in accounts receivable (resulting from higher sales volume and sales prices in the first nine months of 2014 compared to the fourth quarter of 2013, as our days of sales outstanding remained fairly consistent), and a $4.6 million net decrease in accounts payable and outstanding checks.

Investing Activities

Net cash used for investing activities was $7.2 million during the nine months ended September 30, 2014, compared to $9.6 million during the nine months ended September 30, 2013. Both 2014 and 2013 capital expenditures were attributable to additional processing equipment at our existing facilities. In 2014 and 2015, we plan for capital spending to be less than our estimated annual depreciation expense.

Financing Activities

During the first nine months of 2014, $72.1 million of cash was generated from financing activities, which primarily consisted of $123.4 million of net borrowings under our ABL Credit Facility, including the payoff of our term loan of $48.9 million upon refinancing and subsequent borrowings on our revolver, offset by $1.1 million of additional deferred financing fees incurred as part of the June 30, 2014 amendment of the ABL Credit Facility, discussed below in Debt Arrangements.

Dividends paid were $0.7 million for both the nine months ended September 30, 2014 and September 30, 2013. In November 2014, our Board of Directors approved a regular quarterly dividend of $0.02 per share, which will be paid on December 15, 2014 to shareholders on record as of December 1, 2014. Our Board of Directors previously approved regular quarterly dividends of $0.02 per share, which were paid on March 17, 2014, June 16, 2014 and September 16, 2014 to shareholders of record as of March 3, 2017, June 2, 2014 and September 2, 2014, respectively. Regular dividend distributions in the future are subject to the availability of cash, the $2.5 million annual limitation on cash dividends under our ABL Credit Facility and the continuing determination by our Board of Directors that the payment of dividends remains in the best interest of our shareholders.

Debt Arrangements

On June 30, 2014, we amended our ABL Credit Facility. The amendment provides for, among other things: (i) a reduction in the applicable margin for loans under the Company’s Loan and Security Agreement; (ii) a consolidation of the previous $315.0 million revolver and then outstanding $44.5 million term loan into a $365 million revolving credit facility; (iii) the removal of the Company’s real estate as collateral for borrowings; and (iv) the extension of the maturity date until June 30, 2019. Revolver borrowings are limited to the lesser of a borrowing base, comprised of eligible receivables and inventories, or $365 million in the aggregate. The ABL Credit Facility matures on June 30, 2019.

The ABL Credit Facility requires us to comply with various covenants, the most significant of which include: (i) until maturity of the ABL Credit Facility, if any commitments or obligations are outstanding and our availability is less than the greater of $30 million or 10.0% of the aggregate amount of revolver commitments ($36.5 million at September 30, 2014) then we must maintain a ratio of EBITDA minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00 for the most recent twelve fiscal month period; (ii) limitations on dividend payments; and (iii) restrictions on additional indebtedness. We have the option to borrow under our revolver based on the agent’s base rate plus a premium ranging from 0.00% to 0.25% or the London Interbank Offered Rate (LIBOR) plus a premium ranging from 1.25% to 3.00%.

As of September 30, 2014, we were in compliance with our covenants and had approximately $90 million of availability under the ABL Credit Facility.

As of September 30, 2014, $3.6 million of bank financing fees, including $1.1 million related to the amended ABL Credit Facility were included in “Prepaid expenses and other” and “Other long-term assets” on the accompanying Consolidated Balance Sheets. The financing fees are being amortized over the remaining term of the ABL Credit Facility and are included in “Interest and other expense on debt” on the accompanying Consolidated Statements of Comprehensive Income.

As part of the 2011 CTI acquisition, we assumed approximately $5.9 million of Industrial Revenue Bond (IRB) indebtedness issued through the Stanly County, North Carolina Industrial Revenue and Pollution Control Authority. The bond matures in April 2018, with the option to provide principal payments annually on April 1st. On April 1, 2014, we paid an optional principal payment of $810 thousand. The IRB is remarketed annually and is included in “Current portion of long-term debt” on the accompanying Consolidated Balance Sheets. Interest is payable monthly, with a variable rate that resets weekly. As a security for payment of the bonds, the Company obtained a direct pay letter of credit issued by JPMorgan Chase Bank, N.A. The letter of credit reduces annually by the principal reduction amount. The interest rate at September 30, 2014 was 0.15% for the IRB debt.

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

Approximately 50.6% of our consolidated net sales in the first nine months of 2014 were directly related to industrial machinery and equipment manufacturers and their fabricators.

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

Our primary interest rate risk exposure results from variable rate debt. We have the option to enter into 30- to 180-day fixed base rate LIBOR loans under the ABL Credit Facility. As part of the CTI acquisition we assumed an interest rate swap agreement on an IRB. The swap agreement matures in April 2018, but the notional amount may be reduced annually by the amount of the optional principal payments on the IRB. In June 2012, we entered into a forward starting fixed rate interest rate hedge commencing July 2013 in order to eliminate the variability of cash interest payments on approximately $53.2 million of the outstanding LIBOR-based borrowings under the ABL Credit Facility. The hedged balance as of September 30, 2014 was $42.3 million. The hedge matures on June 1, 2016 and the notional amount is reduced monthly by $729 thousand. The fixed rate interest rate hedge is accounted for as a cash flow hedging instrument for accounting purposes. We are exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap and fixed interest rate hedge agreements. However, we do not anticipate nonperformance by the counterparties.

Item 4. Controls and Procedures

The evaluation required by Rule 13a-15 of the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q has been carried out under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. These disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in reports that are filed with or submitted to the SEC is: (i) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2014, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

OLYMPIC STEEL, INC.
(Registrant)

Date: November 6, 2014	By: /s/ Michael D. Siegal
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