Form 10-K
period 2014-12-31
OLYMPIC STEEL INC
filed 2015-02-26
CIK 917470

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

( X )	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Year Ended December 31, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      Yes (  ) No (X)

As of June 30, 2014, the aggregate market value of voting stock held by nonaffiliates of the registrant based on the closing price at which such stock was sold on the Nasdaq Global Select Market on such date approximated $225,236,063.

The number of shares of common stock outstanding as of February 26, 2015 was 10,991,276.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days of the close of its fiscal year ended December 31, 2014, portions of which document shall be deemed to be incorporated by reference in Part III of this Annual Report on Form 10-K from the date such document is filed.

PART I

ITEM 1. BUSINESS

The Company

We are a leading metals service center that operates in two reportable segments; flat products and tubular and pipe products. We provide metals processing and distribution services for a wide range of customers. Our primary flat products focus is on the direct sale and distribution of large volumes of processed carbon, coated, aluminum and stainless flat-rolled sheet, coil and plate products. Through our Chicago Tube and Iron subsidiary, or CTI, we distribute metal tubing, pipe, bar, valves and fittings and fabricate pressure parts supplied to various industrial markets. In recent years, we have increased our participation in the stainless and aluminum markets, which we refer to as specialty metals. As a result, based on how our chief operating decision maker, or CODM, is expected to make decisions, assess performance and allocate resources in the future, we expect to disclose three reportable segments beginning in 2015. The segments will be flat products, tubular and pipe products and specialty metals.

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

Segment reporting information is contained in Note 15 of Notes to Consolidated Financial Statements, which can be found in Part II, Item 8 of this Annual Report on Form 10-K and which is incorporated herein by reference.

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

In 2015 we initiated a profit improvement program to reduce operating expenses and enhance margins. This plan includes improving underperforming divisions, lowering distribution costs, lowering labor and personnel expenses, as well as transportation and purchasing initiatives.

We are focusing on operational excellence initiatives in order to transform the order-to-delivery process and lower our costs by improving three key sub-systems:

Operating system: Focused on continuously improving processes through waste and variation elimination using Lean Six Sigma tools.

Cultural system: Focused on creating the environment to facilitate change and improve the way we work and create value.

Management system: Focused on creating the measurements and governance structure to support continuous improvement.

In addition, we are focused on specific operating objectives including: (i) growing our market share; (ii) investing in automation and value-added processing equipment; (iii) managing inventory turnover; (iv) managing operating expenses; (v) maintaining targeted cash turnover rates; (vi) investing in technology and business information systems; (vii) improving safety awareness; and (viii) improving on-time delivery and quality performance for our customers.

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

Investments and Acquisitions. Over the five year period from 2008 to 2012 we spent over $125 million on capital investments for new facilities and processing equipment in support of our strategic growth initiatives. Since 2013, we have limited our capital spending to be less than our annual depreciation expense (which was approximately $20 million in 2014). Within this self-imposed limitation, we continue to invest in processing and automation equipment to support customer demand and to respond to the growing trend among original equipment manufacturers (our customers) to outsource non-core production processes, such as plate processing, machining, welding and fabrication, in order to concentrate on engineering, design and assembly. When the results of sales and marketing efforts and our financial justifications indicate that there is sufficient customer demand for a particular product, process or service, we may purchase equipment to satisfy that demand. We also evaluate our existing equipment to ensure that it remains productive, and we upgrade, replace, redeploy or dispose of equipment when necessary.

During 2014, we placed an order for a stretcher leveling line as well as other processing equipment for our expanded value-added customer base in Winder, Georgia. The equipment is expected to be operational in 2015. In 2013, we opened a new facility in Latrobe, Pennsylvania and added tube and pipe distribution capabilities from our Cleveland, Ohio and Monterey, Mexico facilities. Our specialty metals facility in Streetsboro, Ohio became operational during the third quarter of 2012. Other capital expenditures were attributable to additional processing equipment and building improvements at our existing facilities.

Sales and Marketing. We believe that our commitments to quality, service, just-in-time delivery and field sales personnel have enabled us to build and maintain strong customer relationships. We continuously analyze our customer base to ensure that strategic customers are properly targeted and serviced, while focusing our efforts to supply and service our larger customers on a national basis, where we successfully service multi-location customers from multi-location Olympic facilities. We continue to service our customers with both flat and tubular and pipe products with cross-stocking of products in certain facilities.

We offer business solutions to our customers through value-added and value-engineered services. We also provide inventory stocking programs and in-plant Olympic Steel employees located at certain customer locations to help reduce customers’ costs. Our expanding owned truck fleet further enhances our just-in-time deliveries based on our customers’ requirements.

Our Fe program is a commitment to provide superior customer service while striving to exceed customer expectations. This program includes tracking actual on-time delivery and quality performance against objectives, and recognition of employee initiatives to improve efficiencies, streamline processes or reduce operating expenses at each operation.

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

Our sales efforts are further supported by metallurgists, engineers, technical service personnel and product specialists who have specific expertise in carbon and stainless steel, aluminum, alloy plate and steel fabrication as well as tubular and pipe products. We have expanded our stainless steel and aluminum products and services, and added sales personnel to grow sales in these areas. Our services for specific customers also include integration into our internal business systems to provide cost efficiencies for both us and our customers.

Management. We believe one of our strengths is the depth, knowledge and experience of our management team. In addition to our executive officers, members of our senior management team have a diversity of backgrounds within the metals industry, including management positions at metals producers and other metals service centers. They average 29 years of experience in the metals industry and 22 years with our company.

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

Through our CTI subsidiary, we maintain inventory of round, square, and rectangular mechanical and structural tubing; hydraulic and stainless tubing; boiler tubing; carbon, stainless, and aluminum pipe; and valves and fittings. Overall, CTI maintains over 30,000 line items within its inventory. CTI provides a variety of value added services to its tube and pipe product line, including saw cutting, laser cutting, threading and grooving. CTI also fabricates pressure components supplied to various industrial markets.

Customer orders are entered or electronically transmitted into computerized order entry systems, and appropriate inventory is selected and scheduled for processing in accordance with the customer’s specified delivery date. We attempt to maximize yield and equipment efficiency through the use of computer software and by combining customer orders for processing each coil, plate, tube or pipe to the fullest extent practicable.

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

The following table sets forth, as of December 31, 2014, the major pieces of processing equipment in operation by segment:

Processing Equipment	Flat Products	Tubular and Pipe Products	Total
Cutting-to-length	14	12	26
Slitting	10	-	10
Shearing	10	-	10
Blanking	4	-	4
Tempering	3	-	3
Plate processing	26	-	26
Laser processing	29	7	36
Forming	17	-	17
Machining	52	80	132
Painting	3	1	4
Tube processing	2	32	34
Finishing	28	3	31
Total	198	135	333

Our quality assurance system, led by certified specialists and engineers, establishes controls and procedures covering all aspects of our products from the time the material is ordered through receipt, processing and shipment to the customer. These controls and procedures encompass periodic supplier audits, customer satisfaction surveys, workshops with customers, inspection equipment and criteria, preventative actions, traceability and certification. We have quality testing labs at several of our facilities, as well as adjacent to our temper mill facilities in Cleveland, Ohio and Bettendorf, Iowa.

In addition, 25 of our facilities have earned International Organization for Standardization (ISO) 9001:2008 certifications. Our Detroit operation is also TS-16949 certified. CTI has earned The American Society of Mechanical Engineers S Certification and The National Board of Boiler & Pressure Vessel Inspectors R Certification. We have met the requirements for ISO 14001 (environmental management) in most of our facilities. Our office building in Winder, Georgia has received Leadership in Energy and Environmental Design (LEED) certification.

Customers and Distribution

We have a diverse customer and geographic base, which helps to reduce the inherent risk and cyclicality of our business. Net sales to our top three customers, in the aggregate, approximated 11.1%, 11.1% and 10.4% of our consolidated net sales in 2014, 2013 and 2012, respectively. We serve customers in metals consuming industries, including manufacturers and fabricators of transportation and material handling equipment, construction, mining and farm equipment, storage tanks, environmental and energy generation equipment, automobiles, food service and electrical equipment, military vehicles and equipment, as well as general and plate fabricators and metals service centers. The table below shows the percentage of our consolidated net sales to the largest industries for the past three years.

Industry	2014	2013	2012
Industrial machinery and equipment manufacturers and their fabricators	50.6%	50.2%	50.1%
Metals service centers	9.1%	7.4%	7.6%
Residential and commercial construction	8.2%	8.2%	6.1%
Automobile manufacturers and their suppliers	7.9%	8.9%	8.4%
Transportation equipment manufacturers	5.6%	4.6%	4.2%
All others <5%	18.6%	20.7%	23.6%

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

We process our metals to specific customer orders as well as for stocking programs. Many of our larger customers commit to purchase on a regular basis at agreed upon or indexed prices for periods ranging from three to twelve months. To help mitigate price volatility risks, these price commitments are generally matched with corresponding supply arrangements, or to a lesser, but increasing, degree by commodities hedging. Customers notify us of specific release dates as processed products are required. Customers typically notify us of release dates anywhere from a just-in-time basis to one month before the release date. Therefore, we are required to carry sufficient inventory to meet the short lead time and just-in-time delivery requirements of our customers. CTI produces engineered products for the industrial boiler industry. These products typically take several months to produce due to their size and complexity. Due to the time required for production, we may require progress payments throughout the construction period.

The current global economic environment has resulted in increased vendor scrutiny by our customers and potential customers. We believe our size, financial position, and our focus on quality and customer service are advantageous in maintaining our customer base and in securing new customers.

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

Our commitments to purchase metals are generally at prevailing market prices in effect at the time we place our orders. During the past three years, we have entered into nickel and carbon swaps at the request of our customers in order to mitigate our customers’ risk of volatility in the price of metals. In 2014, we entered into metals hedges to mitigate our risk of volatility in the price of metals.

We have no long-term, fixed-price metals purchase contracts, except for commodity hedges. When metals prices increase, competitive conditions will influence how much of the price increase we can pass on to our customers. When metals prices decline, customer demands for lower prices and our competitors’ responses to those demands could result in lower sale prices and, consequently, lower gross profits and earnings as we use existing metals inventory.

Suppliers

We concentrate on developing supply relationships with high-quality domestic and international metals producers, using a coordinated effort to be the customer of choice for business critical suppliers. We employ sourcing strategies that maximize the quality, production lead times and transportation economies of a global supply base. We are an important customer of flat-rolled coil and plate, pipe and tube for many of our principal suppliers, but we are not dependent on any one supplier. We purchase in bulk from metals producers in quantities that are efficient for such producers. This enables us to maintain a continued source of supply at what we believe to be competitive prices. We believe the access to our facilities and equipment, and our high quality customer services and solutions, combined with our long-standing and continuous prompt pay practices, will continue to be an important factor in maintaining strong relationships with metals suppliers.

The metals producing supply base has experienced significant consolidation, with a few suppliers accounting for a majority of the domestic carbon steel market. We purchased approximately 43% and 42% of our total metals requirements from our three largest suppliers in 2014 and 2013, respectively. Although we have no long-term supply commitments, we believe we have good relationships with our metals suppliers. If, in the future, we are unable to obtain sufficient amounts of metals on a timely basis, we may not be able to obtain metals from alternate sources at competitive prices. In addition, interruptions or reductions in our supply of metals could make it difficult to satisfy our customers’ just-in-time delivery requirements, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Management Information Systems

Information systems are an important component of our strategy. We have invested in technologies and human resources as a foundation for growth. We depend on our Enterprise Resource Planning (ERP) systems for financial reporting, management decision-making, inventory management, order tracking and fulfillment and production optimization. We continue to upgrade and consolidate our systems for optimal use of resources and to assure we are taking advantage of technology offerings.

Our information systems focus on the following core application areas:

Inventory Management. Our information systems track the status and cost of inventories by product, location and process on a daily basis. This information is essential to optimize management of inventory.

Differentiated Services To Customers. Our information systems support value-added services to customers, including quality control and on-time delivery monitoring and reporting, just-in-time inventory management and shipping services.

E-Commerce and Advanced Customer Interaction. We are actively participating in electronic commerce initiatives to reduce processing cost and time. In addition to full electronic data interchange (EDI) capabilities with our customers and vendors, we also have implemented extranet sites for specific customers which are integrated with our internal business systems.

System and Process Enhancements. We have completed development of business system alternatives to replace our legacy information systems and have successfully implemented new ERP systems at most of our locations and have decommissioned three legacy systems as of December 31, 2014. We continue to roll out these new systems to provide standardized business processes, enhanced inventory management, production cost, and sales administrative controls, and reduced technical support requirements. Our business analysts work with our ISO quality team to identify opportunities for efficiency and improved customer service. We collaborate across the metal supply chain, working with metal producers, service providers, customers, and industry-sponsored organizations to develop industry processing standards to drive cost out of the supply chain.

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

Employees

At December 31, 2014, we employed approximately 1,810 people. Approximately 317 of the hourly plant personnel are represented by nine separate collective bargaining units. The table below shows the expiration dates of the collective bargaining agreements.

Facility	Expiration date
Locust, North Carolina	March 4, 2015
Romeoville, Illinois	May 31, 2015
Minneapolis, Minnesota (coil facility)	September 30, 2015
Indianapolis, Indiana	January 29, 2016
Minneapolis, Minnesota (plate facility)	March 31, 2017
Detroit, Michigan	August 31, 2017
Duluth, Minnesota	December 21, 2017
St. Paul, Minnesota	May 25, 2018
Milan, Illinois	August 12, 2018

We have never experienced a work stoppage and we believe that our relationship with employees is good. However, any prolonged work stoppages by our personnel represented by collective bargaining units could have a material adverse impact on our business, financial condition, results of operations and cash flows.

Service Marks, Trade Names and Patents

We conduct our business under the name “Olympic Steel.” A provision of federal law grants exclusive rights to the word “Olympic” to the U.S. Olympic Committee. The U.S. Supreme Court has recognized, however, that certain users may continue to use the word based on long-term and continuous use. We have used the name Olympic Steel since 1954, but are prevented from registering the name “Olympic” and from being qualified to do business as a foreign corporation under that name in certain states. In such states, we have registered under different names, including “Oly Steel” and “Olympia Steel.” Our wholly-owned subsidiary, Olympic Steel Lafayette, Inc., does business in certain states under the names “Olympic Steel Detroit,” “Lafayette Steel and Processing” and “Lafayette Steel.” Our wholly-owned subsidiary, Olympic Steel Iowa, Inc. does business in certain states under the name “Oly Steel Iowa, Inc.”. Our North Carolina operation conducts business under the name “Olympic Steel North Carolina.” Our Integrity Stainless operation conducts business under the name “Integrity Stainless”. Our CTI North Carolina operation conducts business under the name “CTI Power.” Our operation in Monterrey, Mexico operates under the name “Metales de Olympic S. de.R.L. de C.V.”

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

Forward-Looking Information

This Annual Report on Form 10-K and other documents we file with the SEC contain various forward-looking statements that are based on current expectations, estimates, forecasts and projections about our future performance, business, our beliefs and our management’s assumptions. In addition, we, or others on our behalf, may make forward-looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, conferences, webcasts, phone calls and conference calls. Words such as “may,” “will,” “anticipate,” “should,” “intend,” “expect,” “believe,” “estimate,” “project,” “plan,” “potential,” and “continue,” as well as the negative of these terms or similar expressions are intended to identify forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those implied by such statements including, but not limited to, those set forth in Item 1A (Risk Factors) below and the following:

●	general and global business, economic, financial and political conditions, including the ongoing effects of the global economic recovery;
●	competitive factors such as the availability, global production levels and pricing of metals, industry shipping and inventory levels and rapid fluctuations in customer demand and metals pricing;
●	cyclicality and volatility within the metals industry;
●	the availability and costs of transportation and logistical services;
●

the successes of our strategic efforts and initiatives to increase sales volumes, maintain or improve working capital turnover and free cash flows, improve our customer service, and achieve cost savings, including our recently launched internal program to improve earnings;

●	our ability to generate free cash flow through operations and limited future capital expenditures, reduce inventory and repay debt within anticipated time frames;
●	events or circumstances that could impair or adversely impact the carrying value of any of our assets;
●	risks and uncertainties associated with intangible assets, including additional goodwill impairment charges;
●	events or circumstances that could adversely impact the successful operation of our processing equipment and operations;
●	the amounts, successes and our ability to continue our capital investments and strategic growth initiatives, including the Winder, Georgia project, and our business information system implementations;
●	the successes of our operational excellence initiatives to improve our operating, cultural and management systems and reduce our costs;
●	the ability to comply with the terms of our asset-based credit facility;
●	the ability of our customers and third parties to honor their agreements related to derivative instruments;
●	customer, supplier and competitor consolidation, bankruptcy or insolvency;
●	reduced production schedules, layoffs or work stoppages by our own, our suppliers’ or customers’ personnel;
●	the impacts of union organizing activities and the success of union contract renewals;
●	the timing and outcomes of inventory lower of cost or market adjustments;
●	the ability of our customers (especially those that may be highly leveraged, and those with inadequate liquidity) to maintain their credit availability;
●

the inflation or deflation existing within the metals industry, as well as our product mix and inventory levels on hand, which can impact our cost of materials sold as a result of the fluctuations in the last-in, first-out, or LIFO, inventory reserve;

●	the adequacy of our existing information technology and business system software, including duplication and security processes;
●	the adequacy of our efforts to mitigate cyber security threats;
●	access to capital and global credit markets;
●	our ability to pay regular quarterly cash dividends and the amounts and timing of any future dividends;
●	the enacted federal healthcare legislation’s impact on the healthcare benefits required to be provided by us and the impact of such legislation on our compensation and administrative costs; and
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

Our principal raw materials are carbon and stainless steel and aluminum flat rolled coil, sheet, plate, pipe and tube that we typically purchase from multiple primary metals producers. The metals industry as a whole is cyclical and, at times, pricing and availability of metals can be volatile due to numerous factors beyond our control, including general domestic and international economic conditions, labor costs, sales levels, competition, levels of inventory held by other metals service centers, consolidation of metals producers, higher raw material costs for the producers of metals, imports, import duties and tariffs and currency exchange rates. This volatility can significantly affect the availability and cost of raw materials for us.

We, like many other metals service centers, maintain substantial inventories of metals to accommodate the short lead times and just-in-time delivery requirements of our customers. Accordingly, we purchase metals in an effort to maintain our inventory at levels that we believe to be appropriate to satisfy the anticipated needs of our customers based upon historic buying practices, supply agreements with customers and market conditions. Our commitments to purchase metals are generally at prevailing market prices in effect at the time we place our orders. During 2014, we entered into metals hedges, which carry counterparty performance risk, in order to mitigate our risk of volatility in the price of metals. We have no long-term, fixed-price metals purchase contracts, except for metals hedges. Declining metals prices have generally adversely affected our net sales and net income, while increasing metals prices, have generally favorably affected our net sales and net income. When metals prices increase, competitive conditions will influence how much of the price increase we can pass on to our customers. To the extent we are unable to pass on future price increases in our raw materials to our customers, the net sales and profitability of our business could be adversely affected. When metals prices decline, customer demands for lower prices and our competitors’ responses to those demands could result in lower sale prices and, consequently, lower gross profits and potentially inventory lower of cost or market adjustments as we use existing inventory. Significant or rapid declines in metals prices or reductions in sales volumes could adversely impact our ability to remain in compliance with certain financial covenants in our revolving credit facility, as well as result in us incurring inventory or goodwill impairment charges. Changing metals prices therefore could significantly impact our net sales, gross profit, operating income and net income, and could impair or adversely impact the carrying value of any of our assets.

China is the world’s largest producer and consumer of metals and metals products. Its expansion of metals production has significantly affected the global metals industry. The recent economic downturn in China, the slowing of its growth and decreased metals consumption has led to an increased supply of metals in the United States, which result in lower prices for our products. Actions by domestic and foreign producers, including metals companies in China, to further increase production could result in an increased supply of metals in the United States, which could result in lower prices for our products. A decline in metals prices could adversely affect our sales, gross profits and profitability.

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

Approximately 7.9% of our 2014 consolidated net sales were to automotive manufacturers or manufacturers of automotive components and parts, whom we refer to as automotive customers. Historically, due to the concentration of customers in the automotive industry, our gross profits on these sales have generally been less than our gross profits on sales to customers in other industries.

Our success is dependent upon our relationships with certain key customers.

We have derived and expect to continue to derive a significant portion of our revenues from a relatively limited number of customers. Collectively, our top three customers accounted for approximately 11.1% of our consolidated net sales in 2014 and 2013. Many of our larger customers commit to purchase on a regular basis at agreed upon prices over periods from three to twelve months. We generally do not have long-term contracts with our customers. As a result, the relationship, as well as particular orders, can generally be terminated with relatively little advance notice. The loss of any one of our major customers or decrease in demand by those customers or credit constraints placed on them could have a material adverse effect on our business, our results of operations and our cash flows.

We may not achieve the expected results of our profit improvement plan or Operational Excellence initiative.

In 2015 we initiated a profit improvement program to reduce operating expenses and enhance margins. This plan includes improving underperforming divisions, lowering distribution costs, lowering labor and personnel expenses, as well as transportation and purchasing initiatives.

In addition, we are in the process of an Operational Excellence initiative, which is expected to improve our operating systems, cultural systems and management systems, while lowering our costs. The initiative is focused on continuously improving processes through waste and variation elimination using Lean Six Sigma tools. The risks associated with these initiatives include, but are not limited to:

●	a significant use of management and employee time;
●	the possibility that the initiatives do not meet expectations; and
●	the possibility that the initiatives do not provide the expected economic results.

Difficulties associated with our profit improvement plan and Operational Excellence initiative could adversely affect our business, our customer service, our results of operations and our cash flows.

Impairment in the carrying value of goodwill or other intangibles could result in the incurrence of impairment charges and negatively impact our results of operations.

As of December 31, 2014, we had goodwill of $17.0 million and other intangible assets of $33.6 million. The net carrying value of goodwill represents the fair value of acquired businesses in excess of identifiable assets and liabilities as of the acquisition date (or subsequent impairment date, if applicable). The net carrying value of other intangibles represents trade names and customer relationships, net of accumulated amortization. Goodwill and the trade name are expected to contribute indefinitely to our cash flows and are not amortized, but must be evaluated by management at least annually for impairment. Amortized intangible assets are evaluated for impairment whenever events or changes in circumstance indicate that the carrying amounts of these assets may not be recoverable. Impairments to goodwill and other intangible assets may be caused by factors outside our control, such as increased competitive pricing pressures, lower than expected revenue and profit growth rates, changes in industry EBITDA multiples, changes in discount rates based on changes in cost of capital (interest rates, etc.), or the bankruptcy of a significant customer and could result in the incurrence of impairment charges and negatively impact our results of operations.

During the fourth quarter of 2014, we concluded that the implied fair value of goodwill for the tubular and pipe products segment was less than its carrying value and a goodwill impairment of $23.8 million was identified and recognized. The determination of fair value of the reporting units used to perform the impairment test requires judgment and involves significant estimates and assumptions about the expected future cash flows and the impact of market conditions on those assumptions. Due to the inherent uncertainty associated with these estimates, actual results could differ materially from these estimates. Although we believe the assumptions used in testing our reporting units’ goodwill for impairment are reasonable, it is possible that market and economic conditions could deteriorate further or not improve as expected.

Following the goodwill impairment charge, the carrying value of goodwill in our tubular and pipe products segments is $16.5 million.

We depend on third parties for transportation services, and increases in costs or the availability of transportation could adversely affect our business and operations.

We ship products throughout the United States via our in-house truck fleet or by third-party trucking firms. Products sold to foreign customers, are shipped either directly from metals producers to the customer or to an intermediate processor, and then to the customer by rail, truck or ocean carrier. Our business depends on the transportation of a large number of products. We depend to a certain extent on third parties for transportation of our products as well as delivery of our raw materials.

If any of these providers were to fail to deliver raw materials to us in a timely manner, we may be unable to process and deliver our products in response to customer demand. In addition, if any of these third parties were to cease operations or cease doing business with us, we may be unable to replace them at a reasonable cost. In addition, such failure of a third-party transportation provider could harm our reputation, negatively affect our customer relationships and have a material adverse effect on our financial position and results of operations.

Expansions at our existing locations may be unable to achieve expected results, and events or circumstances that could adversely impact the successful operation of new processing equipment and operations could have a material adverse effect on our results of operations.

We have invested in new processing equipment to support customer demand. Although we have successfully installed new processing equipment in the past, we can provide no assurance that the recent or future installations will be successful, or achieve expected results. Risks associated with the installations include, but are not limited to:

●	a significant use of management and employee time;
●	the possibility that the performance of new equipment does not meet expectations; and
●	the possibility that disruptions from the installations may make it difficult for us to maintain relationships with our respective customers, employees or suppliers.

Difficulties associated with the installations of new processing equipment, including our 2015 equipment investments in Winder, Georgia, could adversely affect our business, our customer service, our results of operations and our cash flows.

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

We are in the process of implementing new information systems and eliminating our legacy operating systems into the new systems. The objective is to standardize and streamline business processes and improve support for our growing service center and fabrication business. Risks associated with the phased implementation include, but are not limited to:

●	a significant deployment of capital and a significant use of management and employee time;
●	the possibility that the software vendors may not be able to support the project as planned;
●	the possibility that the timelines, costs or complexities related to the new system implementations will be greater than expected;
●	the possibility that the software, once fully implemented, does not work as planned;
●	the possibility that benefits from the new systems may be less or take longer to realize than expected;
●	the possibility that disruptions from the implementation may make it difficult for us to maintain relationships with our respective customers, employees or suppliers; and
●	limitations on the availability and adequacy of proprietary software or consulting, training and project management services, as well as our ability to retain key personnel.

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

We have completed a number of expansion projects in the past three years. These, or future expansion or construction projects, could have adverse effects on our results of operations due to the impact of the associated start-up costs and the potential for underutilization in the start-up phase of a facility. While we are pursuing potential acquisition targets, we are unable to predict whether or when any prospective acquisition candidate will become available or the likelihood that any acquisition will be completed. Moreover, in pursuing acquisition opportunities, we may compete for acquisition targets with other companies with similar growth strategies that may be larger and have greater financial and other resources than we have. Competition among potential acquirers could result in increased prices for acquisition targets. As a result, we may not be able to consummate acquisitions on satisfactory terms to us, or at all.

The pursuit of acquisitions and other growth initiatives may divert management’s time and attention away from day-to-day operations. In order to achieve growth through acquisitions, expansion of current facilities, greenfield construction or otherwise, additional funding sources may be needed and we may not be able to obtain the additional capital necessary to pursue our growth strategy on terms that are satisfactory to us, or at all.

We depend on our senior management team and the loss of any member could prevent us from implementing our business strategy.

Our success is dependent upon the management and leadership skills of our senior management team. We have employment agreements, which include non-competition provisions, with our Chief Executive Officer, our President and Chief Operating Officer, the President of CTI, and our Chief Financial Officer that expire on January 1, 2018, January 1, 2016, July 1, 2016 and January 1, 2017, respectively. The loss of any member of our senior management team or the failure to attract and retain additional qualified personnel could prevent us from implementing our business strategy.

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

Although we expect to finance our future and in-process growth initiatives through borrowings under our credit facility, we may have to find additional sources of funding, which could be difficult. Additionally, increased leverage and borrowing rates could adversely impact our business and results of operations.

We expect to finance our future and in-process growth initiatives through borrowings under our credit facility, which matures on June 30, 2019. However, our credit facility may not be sufficient or available to finance our growth initiatives, and we may have to find additional sources of financing. It may be difficult for us in the future to obtain the necessary funds and liquidity to run and expand our business.

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

The borrowings under our credit facility are primarily at variable interest rates. If interest rates in the future were to increase 100 basis points (1.0%) from December 31, 2014 rates and, assuming no change in total debt from December 31, 2014 levels, the additional annual interest expense to us would be approximately $2.0 million.

Labor disruptions at any of our facilities or those of major customers could adversely affect our business, results of operations and financial condition.

At December 31, 2014, we employed approximately 1,810 people. Approximately 317 of the hourly plant personnel are represented by nine separate collective bargaining units. Any prolonged work stoppages by our personnel represented by collective bargaining units could have a material adverse impact on our business, financial condition, results of operations and cash flows.

In addition, many of our larger customers, including those in the automotive industry, have unionized workforces and some have experienced significant labor disruptions in the past such as work stoppages, slow-downs and strikes. A labor disruption at one or more of our major customers could interrupt production or sales by that customer and cause that customer to halt or limit orders for our products. Any such reduction in the demand for our products could adversely affect our business, financial condition, results of operations and cash flows.

An interruption in the sources of our metals supply could have a material adverse effect on our results of operations.

In recent years, the metals producing supply base has experienced significant consolidation with a few domestic producers accounting for a majority of the domestic metals market. Collectively, we purchased approximately 43% and 42% of our total metals requirements from our three largest suppliers in 2014 and 2013, respectively. The number of available suppliers could be reduced in the future by factors such as further industry consolidation or bankruptcies affecting metals suppliers. Additionally, fewer available suppliers increases the risk of supply disruption through both scheduled and unscheduled supplier outages. We have no long-term supply commitments with our metals suppliers. If, in the future, we are unable to obtain sufficient amounts of metals on a timely basis, we may not be able to obtain metals from alternate sources at competitive prices. In addition, interruptions or reductions in our supply of metals could make it difficult to satisfy our customers’ just-in-time delivery requirements, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Conversely, the addition of new mill sources and decreased domestic demand could lead to domestic over capacity, which could lead to a decrease in steel prices.

We may not be able to retain or expand our customer base if the U.S. manufacturing industry continues to erode or if the U.S. dollar continues to strengthen.

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

Some customers have been able to continue to manufacture items in the United States for export to foreign markets, due to the relative strength of certain foreign currencies against the U.S. dollar. If the U.S. dollar continues to strengthen, products made by U.S. manufacturers could become less attractive to foreign buyers. Fewer purchases by foreign buyers could reduce our metals sales to those U.S. manufacturers.

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

Our information technology systems could be negatively affected by cyber security threats.

Increased global information technology security requirements, vulnerabilities, threats and a rise in sophisticated and targeted computer crime pose a risk to the security of our systems, networks and the confidentiality, availability and integrity of our data. Despite our efforts to protect sensitive information and confidential and personal data, our facilities and systems and those of our third-party service providers may be vulnerable to security breaches. This could lead to disclosure, modification or destruction of proprietary and other key information, production downtimes and operational disruptions, which in turn could adversely affect our results of operations. We may face greater risks in this area than our competitors as we implement the ERP system because among other things, we must simultaneously protect both the ERP and legacy systems until the ERP project is complete.

Participation in multiemployer pension plans carry withdrawal liability risks which could impact our results of operations and financial condition.

Through our CTI subsidiary we contribute to one multiemployer pension plan. The risks of participating in the multiemployer plan are different from a single-employer plan in that 1) assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers, 2) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers, and 3) if CTI chooses to stop participating in the multiemployer plan, CTI may be required to pay the plan an amount based on the unfunded status of the plan, referred to as a withdrawal liability.

We are subject to significant environmental, health and safety laws and regulations and related compliance expenditures and liabilities.

Our businesses are subject to many federal, state and local environmental, health and safety laws and regulations, particularly with respect to the use, handling, treatment, and disposal of substances and waste used or generated in our manufacturing processes. We have incurred and expect to continue to incur expenditures to comply with applicable environmental laws and regulations. Our failure to comply with applicable environmental laws and regulations and permit requirements could result in civil or criminal fines or penalties or enforcement actions, including regulatory or judicial orders enjoining or curtailing operations or requiring corrective measures, installation of pollution control equipment or remedial actions.

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

Certain provisions contained in our Amended and Restated Articles of Incorporation and Amended and Restated Code of Regulations and Ohio law could delay or prevent the removal of directors and other management and could make a merger, tender offer or proxy contest involving us that you may consider to be in your best interest more difficult. For example, these provisions:

●	allow our Board of Directors to issue preferred stock without shareholder approval;provide for our Board of Directors to be divided into two classes of directors serving staggered terms;
●	limit who can call a special meeting of shareholders; and
●	establish advance notice requirements for nomination for election to the Board of Directors or for proposing matters to be acted upon at shareholder meetings.

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

Michael D. Siegal, our Chief Executive Officer and Chairman of the Board and one of our largest shareholders, owned approximately 11.3% of our outstanding common stock as of December 31, 2014. Mr. Siegal may have the ability to significantly influence matters requiring shareholder approval. In deciding how to vote on such matters, Mr. Siegal may be influenced by interests that conflict with yours.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We believe that our properties are strategically situated relative to our domestic suppliers, our customers and each other, allowing us to support customers from multiple locations. Product is shipped from the most advantageous facility, regardless of where the customer order is taken. The facilities are located in the hubs of major metals consumption markets, and within a 250-mile radius of most of our customers, a distance approximating the one-day driving and delivery limit for truck shipments. During 2014, we ended the leases on our sales office in Jacksonville, Florida and our distribution center in Kansas City, Missouri.

The following table sets forth certain information concerning our principal properties within our flat products and tubular and pipe products segments:

Flat Products Segment Facilities
Operation	Location	Square Feet	Function	Owned or Leased
Cleveland	Bedford Heights, Ohio (1)	127,000	Corporate offices, coil processing and distribution center	Owned
	Bedford Heights, Ohio (1)	121,500	Coil and plate processing, distribution center for flat, tubular and pipe products and offices	Owned
	Bedford Heights, Ohio (1)	59,500	Plate processing, distribution center and offices	Leased (2)
	Dover, Ohio	62,000	Plate processing, fabrication and distribution center	Owned
Minneapolis	Plymouth, Minnesota	196,800	Coil and plate processing, distribution center and offices	Owned
	Plymouth, Minnesota	112,200	Plate processing, fabrication, distribution center and offices	Owned
	Roseville, Minnesota	57,000	Distribution center for flat and tubular and pipe products	Leased (3)
Chambersburg	Chambersburg, Pennsylvania	157,000	Plate processing, distribution center and offices	Owned
	Chambersburg, Pennsylvania	150,000	Plate processing, fabrication, distribution center and offices	Owned
Iowa	Bettendorf, Iowa	244,000	Coil and plate processing, fabrication, distribution center and offices	Owned
	Oklahoma City, Oklahoma	33,000	Distribution center	Leased (4)
Winder	Winder, Georgia	285,000	Coil and plate processing, fabrication, distribution center and offices	Owned
	Winder, Georgia	31,800	Distribution center	Leased (5)
Detroit	Detroit, Michigan	256,000	Coil processing, distribution center and offices	Owned
Kentucky	Mt. Sterling, Kentucky	100,000	Plate processing, fabrication and distribution center	Owned
	Mt. Sterling, Kentucky	107,000	Distribution center for flat and tubular and pipe products, offices	Owned (6)
Gary	Gary, Indiana	183,000	Coil processing, distribution center and offices	Owned
Connecticut	Milford, Connecticut	134,000	Coil processing, distribution center and offices	Owned
Chicago	Schaumburg, Illinois	80,500	Coil and sheet processing, distribution center and offices	Owned
North Carolina	Siler City, North Carolina	74,000	Plate processing, fabrication, distribution center and offices	Owned
Streetsboro	Streetsboro, Ohio	66,200	Coil and sheet processing, distribution center and offices	Owned
	Latrobe, Pennsylvania	43,200	Coil and sheet processing, distribution center	Leased (7)
Washington	Moses Lake, Washington	47,600	Distribution center	Leased (8)

Flat Products Segment Facilities
Operation	Location	Square Feet	Function	Owned or Leased
Mexico	Monterrey, Mexico	15,000	Distribution center for flat, tubular and pipe products	Leased (9)

(1)	The Bedford Heights facilities are all adjacent properties.
(2)	This facility is leased from a related party. The lease expires on December 31, 2018, with renewal options.
(3)	The lease on this facility expires on November 30, 2016, with renewal options.
(4)	The lease on this facility expires on July 7, 2017.
(5)	The lease on this facility expires on December 15, 2015, with a one-year renewal option.
(6)	50% of the facility is leased to an unrelated party whose lease expires on December 31, 2015.
(7)	The lease on this facility expires on May 1, 2016.
(8)	The Moses Lake location is comprised of five different facilities. The facilities are leased on a month-to-month basis.
(9)	The lease on this facility expires on June 1, 2015.

Tubular and Pipe Products Segment Locations
Operation	Location	Square Feet	Function	Owned or Leased
Chicago	Romeoville, Illinois	363,000	Corporate offices, fabrication and distribution center	Owned
St. Paul	St. Paul, Minnesota	132,000	Distribution center and offices	Owned
Charlotte	Locust, North Carolina	127,600	Fabrication and offices	Owned
Fond du Lac	Fond du Lac, Wisconsin	117,000	Distribution center and offices	Owned
Indianapolis	Indianapolis, Indiana	79,000	Distribution center and offices	Owned
Quad Cities	Milan, Illinois	57,600	Distribution center and offices	Owned
Des Moines	Ankeny, Iowa	50,000	Distribution center and offices	Owned
Duluth	Proctor, Minnesota	45,202	Distribution center and offices	Leased (1)
Owatonna cutting	Owatonna, Minnesota	23,000	Production cutting center	Owned

(1)	The lease on this facility expires on April 30, 2019.

Our facilities in Cleveland, Ohio; Winder, Georgia; Mt. Sterling, Kentucky; Monterrey, Mexico and Fond du Lac, Wisconsin offer both flat products and tubular and pipe products. In addition to the facilities listed above, our executive office is located in Highland Hills, Ohio and we have sales offices located in Media, Pennsylvania; Miami, Florida; Houston, Texas; and Monterrey, Mexico. Management believes we will be able to accommodate our capacity needs for the immediate future at our existing facilities.

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

Michael D. Siegal, age 62, has served as our Chief Executive Officer since 1984, and as Chairman of our Board of Directors since 1994.  From 1984 until January 2001, he also served as our President.  He has been employed by us in a variety of capacities since 1974. Mr. Siegal serves on the Board of Directors of Cliffs Natural Resources, Inc. He is the Chair of the Board of Trustees of the Jewish Federations in North America.  He is also the former Board Chair of the Jewish Federation of Cleveland and is currently on the Board of the Development Corporation for Israel, and the Rock and Roll Hall of Fame and Museum, in Cleveland, Ohio.

David A. Wolfort, age 62, has served as our President since January 2001 and Chief Operating Officer since 1995. He has been a director since 1987. He previously served as Vice President Commercial from 1987 to 1995, after having joined us in 1984 as General Manager. Prior thereto, he spent eight years with a primary steel producer in a variety of sales assignments. Mr. Wolfort is a past director of the Metals Service Center Institute and previously served as Chairman of its Political Action Committee and Governmental Affairs Committee. He is a trustee of the Board of the Musical Arts Association (Cleveland Orchestra) and of Ohio University and serves as the Vice-Chairman of The Board of Trustees and is a member of the Executive Committee. He also serves as a member of the United States International Trade Committee for Steel (ITAC).

Richard T. Marabito, age 51, serves as our Chief Financial Officer. He joined us in 1994 as Corporate Controller and served in this capacity until being named Chief Financial Officer in March 2000. He also served as Treasurer from 1994 through 2002 and again from 2010 through 2012. Prior to joining us, Mr. Marabito served as Corporate Controller for a publicly traded wholesale distribution company and was employed by a national accounting firm in its audit department. Mr. Marabito is a Governance board member and Treasurer of the Make-A-Wish Foundation of Ohio, Kentucky and Indiana and also serves as the Chair of its Northeast Ohio regional board. He previously served as a board member for Hawk Corporation. Mr. Marabito serves on the Board of Trustees and as Treasurer for Hawken School in Cleveland, Ohio. He is also a director and Executive Committee member of the Metals Service Center Institute and is a past Chair of its Foundation for Education and Research.

Richard A. Manson, age 46, has served as our Vice President and Treasurer since January 2013 and has been employed by us since 1996.  From March 2010 through December 2012, he served as our Vice President of Human Resources and Administration.  From January 2003 through March 2010, he served as our Treasurer and Corporate Controller.  From 1996 through 2002, he served as our Director of Taxes and Risk Management.  Prior to joining us, Mr. Manson was employed for seven years by a national accounting firm in its tax department.  Mr. Manson is a Board Member and the Treasurer of the West Side Catholic Center. He also serves on the Board of Directors of the Boys and Girls Clubs of Cleveland and the Cleveland Catholic Cemeteries Association.  Mr. Manson is a certified public accountant and member of the Ohio Society of Certified Public Accountants and the American Institute of Certified Public Accountants.

Donald McNeeley, age 60, has served as the President and Chief Executive Officer of CTI, a wholly owned subsidiary of Olympic Steel, Inc., since the acquisition on July 1, 2011.   He joined CTI in 1972 and has held several operational and executive positions within the company. After serving as CTI’s Vice President of Operations and subsequently Executive Vice President, in 1990, Dr. McNeeley was appointed President and Chief Operating Officer. He is a former Chairman of the Metals Service Center Institute.  Dr. McNeeley is an adjunct professor at Northwestern University where he teaches in the graduate engineering program.  He serves on the board of directors of Saulsbury Industries in Odessa, Texas, where he chairs the Audit Committee. Dr. McNeeley also serves on the board of directors of Vail Rubber Industries in St. Joseph, Michigan, and is a former director of The Committee for Monetary Research in Greenwich, Connecticut.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock trades on the Nasdaq Global Select Market under the symbol “ZEUS.” The following table sets forth, for each quarter in the two-year period ended December 31, 2014, the high and low sales prices of our common stock as reported by the Nasdaq Global Select Market:

	2014		2013
	High	Low	High	Low
First quarter	$30.95	$25.84	$25.39	$18.52
Second quarter	29.58	20.88	26.83	19.54
Third quarter	25.83	20.57	29.48	24.46
Fourth quarter	21.39	15.75	31.68	24.56

Holders of Record

As of February 1, 2015, we estimate there were approximately 50 holders of record and 4,606 beneficial holders of our common stock.

Dividends

During 2014, our Board of Directors approved regular quarterly dividends of $0.02 per share that were paid on March 17, 2014, June 16, 2014, September 16, 2014 and December 15, 2014.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended December 31, 2014.

Recent Sales of Unregistered Securities

We did not have any unregistered sales of equity securities during the quarter ended December 31, 2014.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected financial and other data of the Company for each of the five years in the period ended December 31, 2014. The data presented should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

	For the Years Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except per share data)

Income Statement Data:

Net sales	$1,436,270	$1,263,331	$1,383,701	$1,261,872	$805,043
Cost of materials sold	1,160,310	999,207	1,113,852	1,008,462	650,398
Gross profit (a)	275,960	264,124	269,849	253,410	154,645
Operating expenses (b)	261,332	244,469	244,817	208,942	148,543
Goodwill impairment	23,836	-	6,583	-	-
Operating income (loss)	(9,208)	19,655	18,449	44,468	6,102
Interest and other expense on debt	6,780	6,703	8,357	5,953	2,305
Income (loss) before income taxes	(16,114)	12,924	10,139	37,485	3,797
Net income (loss)	$(19,064)	$7,647	$2,277	$24,970	$2,132

Per Share Data:

Net income (loss) - basic (c)	$(1.71)	$0.69	$0.21	$2.28	$0.20
Net income (loss) - diluted	(1.71)	0.69	0.21	2.28	0.20
Dividends declared	$0.08	$0.08	$0.08	$0.08	$0.08

Shares Outstanding:

Weighted average shares - basic	11,120	11,065	10,989	10,937	10,905
Weighted average shares - diluted	11,120	11,074	10,995	10,951	10,918

Balance Sheet Data (as of December 31):

Current assets	$458,709	$417,631	$422,377	$420,859	$298,809
Current liabilities	131,977	165,633	142,442	139,575	102,625
Working capital	326,732	251,998	279,935	281,284	196,184
Total assets	700,748	697,349	705,994	707,499	429,438
Total debt	247,620	199,269	241,711	244,123	55,235
Shareholders' equity	$280,781	$298,616	$289,857	$286,576	$261,638

The data in the table above includes CTI information since the acquisition on July 1, 2011.

(a)	Gross profit is calculated as net sales less the cost of materials sold (includes LIFO expense of $365 in 2014 and LIFO income of $3,572 in 2013).
(b)	Operating expenses are calculated as total costs and expenses less the cost of materials sold. It does not include the goodwill impairment shown separately below.
(c)	Calculated by dividing net income (loss) by weighted average shares outstanding.

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

Overview

We are a leading metals service center that operates in two reportable segments; flat products and tubular and pipe products. We provide metals processing and distribution services for a wide range of customers. Our primary flat products focus is on the direct sale and distribution of large volumes of processed carbon, coated, aluminum and stainless flat-rolled sheet, coil and plate products. In recent years, we have increased our participation in the stainless and aluminum markets, which we refer to as specialty metals. As a result, based on how our chief operating decision maker, or CODM, is expected to make decisions, assess performance and allocate resources in the future, we expect to disclose three reportable segments in 2015. The segments will be flat products, tubular and pipe products and specialty metals. Through CTI, we distribute metal tubing, pipe, bar, valves and fittings and fabricate pressure parts supplied to various industrial markets. Products that require more value-added processing generally have a higher gross profit. In addition, tubular and pipe products segment gross profits are generally higher than our traditional flat products segment gross profits. Accordingly, our overall gross profit is affected by, among other things, product mix, the amount of processing performed, the demand for and availability of metals, and volatility in selling prices and material purchase costs. We also perform toll processing of customer-owned metals. We sell certain products internationally, primarily in North, Central and South America. International sales are immaterial to our consolidated financial results and to the individual segments’ results.

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

Reportable Segments

We currently operate in two reportable segments; flat products and tubular and pipe products. In recent years, we have increased our participation in the stainless and aluminum markets, which we refer to as specialty metals. As a result, based on how our CODM is expected to make decisions, assess performance and allocate resources in the future, we expect to disclose three reportable segments beginning in the first quarter of 2015. The segments will be flat products, tubular and pipe products, and specialty metals. We follow the accounting guidance that requires the utilization of a “management approach” to define and report the financial results of operating segments. The management approach defines operating segments along the lines used by our CODM to assess performance and make operating and resource allocation decisions. Our CODM evaluates performance and allocates resources based primarily on operating income (loss). Our operating segments are based on internal management reporting.

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

Tubular and pipe products

The tubular and pipe products segment consists of the CTI business, acquired in 2011. Founded in 1914, CTI operates from nine locations in the midwestern and southeastern United States and distributes tube and pipe products from some flat products locations as well. The tubular and pipe products segment distributes its products primarily through a direct sales force. Through our tubular and pipe products segment, we distribute metals tubing, pipe, bar, valve and fittings and fabricate pressure parts supplied to various industrial markets.

Results of Operations

2014 Compared to 2013

The following table sets forth certain consolidated income statement data for the years ended December 31, 2014 and 2013 (dollars shown in thousands):

	2014		2013
	$	% of net sales	$	% of net sales
Net sales	$1,436,270	100.0	$1,263,331	100.0
Cost of materials sold (a)	1,160,310	80.8	999,207	79.1
Gross profit (b)	275,960	19.2	264,124	20.9
Operating expenses (c)	285,168	19.8	244,469	19.3
Operating income (loss)	(9,208)	(0.6)	19,655	1.6
Other income (loss), net	(126)	(0.0)	(28)	(0.0)
Interest and other expense on debt	6,780	0.5	6,703	0.6
Income (loss) before income taxes	(16,114)	(1.1)	12,924	1.0
Income taxes	2,950	0.2	5,277	0.4
Net income (loss)	$(19,064)	(1.3)	$7,647	0.6

(a)	Includes $365 of LIFO expense for 2014 and $3,572 of LIFO income for 2013 (inclusive of a $1,932 out-of-period LIFO adjustment recorded in 2013).
(b)	Gross profit is calculated as net sales less the cost of materials sold.
(c)	Operating expenses are calculated as total costs and expenses less the cost of materials sold. 2014 include a non-cash goodwill impairment charge of $23,836 for the tubular and pipe products segment.

Net sales increased $173 million, or 13.7%, to $1.44 billion in 2014 from $1.26 billion in 2013. Flat products net sales increased $165 million, or 16.1%, and were 83.0% of total net sales in 2014 compared to 81.3% in 2013. Tubular and pipe products net sales increased $8 million, or 3.4%, and were 17.0% of total net sales in 2014 compared to 18.7% of total net sales in 2013. The increase in sales for the year ended December 31, 2014 was due to a 13.3% increase in sales volume and a 0.3% increase in average selling prices in 2014 compared to 2013.

Cost of materials sold increased $161 million, or 16.1%, to $1.16 billion in 2014 from $999 million in 2013. During 2014 we recorded LIFO expense of $365 thousand compared to $3.6 million of LIFO income recorded in 2013. In the first quarter of 2013, we made an out-of-period adjustment to record previously unrecognized LIFO adjustments, which resulted in a 2013 decrease to cost of materials sold of $1.9 million.  The increase in cost of materials sold in 2014 is primarily due to the increased sales volume of 13.3%, increased metals costs of 2.1% during 2014 and the impact of LIFO expense during 2014 compared to LIFO income in 2013.

As a percentage of net sales, gross profit (as defined in footnote (b) in the table above) decreased to 19.2% in 2014 from 20.9% in 2013. Gross profit as a percentage of net sales decreased in both segments. LIFO had no consolidated gross profit impact in 2014 and increased gross profit by 0.3% of net sales in 2013. The decrease in gross profit as a percentage of net sales during 2014 was primarily due to the cost of materials sold increasing more than selling prices in the flat rolled segment, as well as the impact of LIFO expense in 2014 compared to LIFO income in 2013.

Operating expenses in 2014 increased $40.7 million, or 16.6%, from 2013. As a percentage of net sales, operating expenses increased to 19.8% in 2014 from 19.3% in 2013. The increase in operating expenses resulted primarily from a $23.8 million non-cash goodwill impairment charge related to the tubular and pipe products segment. The goodwill impairment charge accounted for 58.6% of the operating expense increase. During 2014, distribution expense increased by $6.2 million, or 17.8%, due to the increased volume during 2014 as well as the inflationary dynamics in the transportation industry. Warehouse and processing costs increased $7.8 million, or 9.3%, primarily due to increased payroll and warehouse consumables expenses related to the 13.3% 2014 volume increase. Administrative costs increased by $3.7 million, or 5.4%, primarily related to employee travel, education and training, non-income taxes and one-time costs related to the CTI centennial celebration in 2014. Selling expenses decreased $0.1 million, or 0.4%, in 2014 compared to 2013 on a 13.7% sales increase as a result of decreased variable compensation associated with fewer sales employees and decreased discretionary spending, offset by $467 thousand of increased bad debt expense. Occupancy expense increased $657 thousand in 2014 compared to 2013 as a result of higher utility and snow removal costs during the harsh winter in the first quarter of 2014. Depreciation expense decreased $1.5 million in 2014 as a result of certain assets becoming fully depreciated in 2014. In 2015 we initiated a profit improvement program to reduce operating expenses and enhance margins. This plan includes improving underperforming divisions, lowering distribution costs, lowering labor and personnel expenses, as well as transportation and purchasing initiatives.

Interest and other expense on debt totaled $6.8 million in 2014 compared to $6.7 million in 2013. Our effective borrowing rate, exclusive of deferred financing fees and commitment fees, was 2.4% in 2014 compared to 2.3% in 2013. The increase in interest and other expense on debt in 2014 was primarily attributable to the fixed interest rate hedge and higher average borrowings, offset by lower rate premiums under our credit facility.

For 2014, loss before income taxes totaled $16.1 million compared to income before income taxes of $12.9 million in 2013. 2014 included a goodwill impairment charge of $23.8 million related to the tube and pipe segment and LIFO expense of $365 thousand. 2013 income before taxes included LIFO income of $3.6 million, inclusive of an out-of-period LIFO income adjustment of $1.9 million recorded in the first quarter of 2013.

An income tax provision of (18.3%) was recorded for 2014, compared to an income tax provision of 40.8% in 2013. The 2014 effective income tax rate was unusual due to the non-deductibility of the goodwill impairment charge for the tubular and pipe products segment. The income tax provision for 2014 prior to the goodwill impairment charge was 38.2%. We expect our 2015 income tax rate to approximate 38%.

Net loss for 2014 totaled $19.1 million or $1.71 per basic and diluted share, compared to net income of $7.6 million or $0.69 per basic and diluted share for 2013. The goodwill impairment impacted earnings per share by $2.14 per basic and diluted shares and the LIFO expense decreased earnings per share by $0.02 per basic and diluted share. The impact of LIFO income in 2013 increased earnings per share by $0.19 per basic and diluted shares. The out-of-period LIFO income adjustment accounted for $0.10 per basic and diluted share of the increase.

Segment Results of Operations

Flat products

The following table sets forth certain income statement data for the flat products segment for the years ended December 31, 2014 and 2013 (dollars shown in thousands, except per ton data):

	2014		2013
		% of net sales		% of net sales
Direct tons sold	1,132,325		1,007,511
Toll tons sold	106,771		81,226
Total tons sold	1,239,096		1,088,737

Net sales	$1,191,731	100.0	$1,026,769	100.0
Average selling price per ton	962		943
Cost of materials sold	986,559	82.8	834,994	81.3
Gross profit (a)	205,172	17.2	191,775	18.7
Operating expenses (b)	192,757	16.2	179,669	17.5
Operating income	$12,415	1.0	$12,106	1.2

(a) Gross profit is calculated as net sales less the cost of materials sold.
(b) Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Tons sold increased 13.8% to 1.24 million tons in 2014 from 1.09 million tons in 2013. The increase in tons sold was due to increased customer demand and increased market share. Toll tons sold increased 31.4% to 107 thousand tons in 2014 from 81 thousand tons in 2013. The increase in toll tons sold was due to a shift by some customers from direct sales to toll sales in 2014.

Net sales increased $165 million, or 16.1%, to $1.19 billion in 2014 from $1.03 billion in 2013. Average selling prices in 2014 increased to $962 per ton, compared to $943 per ton in 2013. The increase in sales was due to a 13.8% increase in sales volume as well as a 2.0% increase in the average sell price during 2014. Market metals prices have declined in the fourth quarter of 2014 and into 2015. As such, we expect market metals prices in the first quarter of 2015 to be lower than both the first and fourth quarters of 2014.

Cost of materials sold increased $151.6 million, or 18.2%, to $986.6 million in 2014 from $835.0 million in 2013. The increase in cost of materials sold was due to the volume increase of 13.8% as well as a 3.8% increase in the average cost of materials sold per ton during 2014 compared to 2013.

As a percentage of net sales, gross profit (as defined in footnote (a) in the table above) decreased to 17.2% in 2014 from 18.7% in 2013. The decrease in gross profit percentage in 2014 was primarily due to the cost of materials sold increasing more than selling prices. The average gross profit per ton sold totaled $166 in 2014 and $176 in 2013. The decrease in gross profit percentage in 2014 compared to 2013 was primarily due to the competitive market pressures associated with the growth in shipments and a higher mix of toll sales and lower gross margin percentage stainless and aluminum sales versus carbon sales.

Operating expenses in 2014 increased $13.1 million, or 7.3%, from 2013. As a percentage of net sales, operating expenses decreased to 16.2% for 2014 from 17.5% in 2013. Freight and distribution expenses increased $5.3 million, or 20.2%, as a result of increased volume as well as the inflationary dynamics in the transportation industry. Warehouse and processing expenses increased $7.7 million, or 11.2%, as a result of higher sales volumes. Administrative and general expenses increased $1.7 million, or 4.1%, primarily as a result of increased compensation expenses. Depreciation decreased $1.8 million, or 10.8%, as a result of fully depreciated assets. Occupancy expenses increased as a result of higher utility and snow removal costs during the first quarter of 2014. In 2015 we initiated a profit improvement program to reduce operating expenses and enhance margins. This plan includes improving underperforming divisions, lowering distribution costs, lowering labor and personnel expenses, as well as transportation and purchasing initiatives.

Operating income for 2014 increased to $12.4 million, or 1.0% of net sales, from $12.1 million, or 1.2% of net sales in 2013.

Tubular and pipe products

The following table sets forth certain income statement data for the tubular and pipe products segment for 2014 and 2013 (dollars shown in thousands).

	2014		2013
		% of net sales		% of net sales
Net sales	$244,539	100.0	$236,562	100.0
Cost of materials sold (a)	173,751	71.1	164,213	69.4
Gross profit (b)	70,788	28.9	72,349	30.6
Operating expenses (c)	84,439	34.5	57,368	24.3
Operating income (loss)	$(13,651)	(5.6)	$14,981	6.3

(a) Includes $365k of LIFO expense in 2014 and $3,572 of LIFO income in 2013 (inclusive of a $1,932 out-of-period LIFO adjustment)
(b) Gross profit is calculated as net sales less the cost of materials sold.
(c) Operating expenses are calculated as total costs and expenses less the cost of materials sold. 2014 include a non-cash goodwill impairment charge of $23,836.

Net sales increased $8.0 million, or 3.4%, to $244.5 million in 2014 from $236.6 million in 2013. The increase in net sales was due to a 6.2% increase in the sales volume offset by a 2.7% decrease in the average selling price during 2014.

Cost of materials sold increased $9.5 million, or 5.8%, to $173.8 million in 2014 from $164.2 million in 2013. The increase in cost of materials sold was due to a 6.2% increase in sales volume and the impact of LIFO expense of $365 thousand in 2014 compared to LIFO income of $3.6 million in 2013, offset by a decrease in the average cost of materials sold of 2.7%.

As a percentage of net sales, gross profit (as defined in footnote (b) in the table above) totaled 28.9% in 2014 compared to 30.6%, in 2013. The LIFO expense recorded in 2014 decreased gross profit by 0.2% of net sales and the LIFO income recorded in 2013, increased gross profit by 1.5% of net sales, resulting in pre-LIFO gross margin as a percentage of net sales remaining constant at 29.1% in both 2014 and 2013.

Operating expenses increased $27.1 million, or 47.2%, to $84.4 million, or 34.5% of net sales, in 2014 compared to $57.4 million, or 24.3%, of net sales in 2013. In 2014, we recorded a non-cash goodwill impairment charge of $23.8 million. The impairment charge accounted for 88.0% of the operating expense increase. Distribution expense increased $913 thousand, or 10.5%, as a result of the increased sales volume as well as the inflationary dynamics in the transportation industry. Warehouse and processing expense increased $132 thousand, or 0.8%, on a 6.2% increase in sales volume. Selling, administrative and general expenses increased $1.7 million, or 6.5%, due to non-recurring costs related to CTI’s Centennial events in 2014 and increased payroll costs. Depreciation expense increased $316 thousand, or 7.2%, as a result of the St. Paul facility expansion in 2013 and new processing equipment. In 2015 we initiated a profit improvement program to reduce operating expenses and enhance margins. This plan includes improving underperforming divisions, lowering distribution costs, lowering labor and personnel expenses, as well as transportation and purchasing initiatives.

Operating loss for 2014 totaled $13.7 million, or (5.6%) of net sales, compared to operating income of $15.0 million, or 6.3% of net sales, for 2013. The operating loss for 2014 was the result of the goodwill impairment of $23.8 million as well as LIFO expense of $365 thousand. Operating income for 2013 included LIFO income of $3.6 million.

Corporate expenses

Corporate expenses increased $540 thousand, or 7.3%, to $8.0 million in 2014, compared to $7.4 million in 2013. The increase in Corporate expenses in 2014 is mainly attributable to a full year of office rent and increased professional fees and travel costs.

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

Net sales decreased 8.7% to $1.26 billion in 2013 from $1.38 billion in 2012. Flat products net sales decreased 9.8%, or $111 million, and were 81.3% of total net sales in 2013 compared to 82.2% in 2012. Tubular and pipe products net sales declined 3.7%, or $9 million, and were 18.7% of total net sales in 2013 compared to 17.8% of total net sales in 2012. The decrease in sales for the year ended December 31, 2013 was due to a 4.1% decline in consolidated sales volume as well as a 4.8% decline in consolidated average selling prices in 2013 compared to 2012.

Cost of materials sold decreased 10.3% to $999 million in 2013 from $1.11 billion in 2012. The decrease in cost of materials sold during 2013 was due to a 4.1% decline in consolidated sales volume as well as a 6.4% decline in consolidated cost of materials sold in 2013 compared to 2012. In the first quarter of 2013, we made an out-of-period adjustment to record previously unrecognized LIFO income, which resulted in a decrease to cost of materials sold of $1.9 million. The total impact of LIFO income in 2013 was a $3.6 million decrease to cost of materials sold.

As a percentage of net sales, gross profit (as defined in footnote (b) in the table above) increased to 20.9% in 2013 from 19.5% in 2012. Gross profit as a percentage of net sales increased in both segments. The impact of LIFO income increased gross profit by 0.3% of net sales in 2013. The increase in gross profit during 2013 was primarily due to the cost of materials sold decreasing more than selling prices, as well as the impact of LIFO income.

Operating expenses in 2013 decreased $6.9 million, or 2.8%, from 2012. As a percentage of net sales, operating expenses increased to 19.3% in 2013 from 18.2% in 2012. The decrease in operating expenses resulted primarily from a $6.6 million goodwill impairment charge related to the flat products segment’s Southern region that was included in operating expenses in 2012. During 2013, expenses related to medical claims and workers compensation expenses increased $1.0 million over 2012. These expenses are included in “Warehouse and processing”, “Administrative and general” and “Selling” on the accompanying Consolidated Statements of Comprehensive Income. Selling expenses decreased $2.7 million in 2013 compared to 2012 as a result of decreased variable compensation, decreased discretionary spending and decreased bad debt expense. Depreciation and occupancy expense increased $2.1 million in 2013 as a result of capital spending on new facilities and new processing equipment at existing facilities.

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

Net sales decreased 3.7% to $236.6 million in 2013 from $245.6 million in 2012. The decrease in net sales was due to a 7.9% decline in the average selling price offset by a 4.6% increase in sales volume during 2013.

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

2014 Compared to 2013

Operating Activities

During 2014, we used $39.6 million of cash from operations, of which $25.4 million was generated from operating activities and $65.0 million was used for working capital. During 2013, we generated $54.7 million of net cash from operations, of which $29.1 million was generated from operating activities and $25.5 million was generated from working capital.

Net cash from operations totaled $25.4 million during 2014 and was primarily generated from depreciation and amortization of $21.8 million and the non-cash goodwill impairment of $23.8 million, offset by the net loss of $19.1 million. Net cash from operations totaled $29.1 million during 2013 and was primarily generated from net income of $7.6 million, and depreciation and amortization of $23.6 million.

Working capital at December 31, 2014 totaled $326.7 million, a $74.7 million increase from December 31, 2013. The increase was primarily attributable to a $24.7 million increase in inventory (a result of increased inventory tonnage related to increased sales), an $8.5 million increase in accounts receivable (a result of increased sales), a $34.8 million decrease in accounts payable (a result of less inventory purchases at the end of the year in 2014 compared to 2013), and a $7.6 million increase in prepaid expenses and other, offset by a $10.7 million increase in accrued payroll and other accrued liabilities. The increase in prepaid expenses and other and accrued payroll and other accrued liabilities is mainly related to the increase in metals derivatives.

Investing Activities

Net cash used for investing activities was $7.8 million during 2014, compared to $16.1 million during 2013. In 2014, capital expenditures were primarily attributable to additional processing equipment at our flat products and tube and pipe products existing facilities. During 2015, we expect to limit our capital spending to less than our annual depreciation expense (approximately $20 million in 2014).

Financing Activities

In 2014, $46.4 million of cash was generated from financing activities, which primarily consisted of $49.2 million of net borrowings under our credit facility, including the payoff of our term loan of $48.9 million upon refinancing and subsequent borrowings under our revolving credit facility, offset by $1.2 million of additional deferred financing fees incurred as part of the June 30, 2014 amendment to the ABL Credit Facility (as defined below).

In February 2015, our Board of Directors approved a regular quarterly dividend of $0.02 per share, which is payable on March 16, 2015 to shareholders of record as of March 2, 2015. Our Board previously approved 2014 regular quarterly dividends of $0.02 per share, which were paid on each of March 17, 2014, June 16, 2014, September 16, 2014 and December 15, 2014. Dividend distributions in the future are subject to the availability of cash, the $2.5 million annual limitation on cash dividends under our ABL Credit Facility and continuing determination by our Board of Directors that the payment of dividends remains in the best interest of our shareholders.

Debt Arrangements

On June 30, 2014, we amended our asset based credit facility (ABL Credit Facility). The amendment provides for, among other things: (i) a reduction in the applicable margin for loans under the Company’s Loan and Security Agreement; (ii) a consolidation of the previous $315.0 million revolver and then outstanding $44.5 million term loan into a $365 million revolving credit facility; (iii) the removal of the Company’s real estate as collateral for borrowings; and (iv) the extension of the maturity date until June 30, 2019. Revolver borrowings are limited to the lesser of a borrowing base, comprised of eligible receivables and inventories, or $365 million in the aggregate. The ABL Credit Facility matures on June 30, 2019.

The ABL Credit Facility requires us to comply with various covenants, the most significant of which include: (i) until maturity of the ABL Credit Facility, if any commitments or obligations are outstanding and our availability is less than the greater of $30 million or 10.0% of the aggregate amount of revolver commitments ($36.5 million at December 31, 2014), then we must maintain a ratio of EBITDA minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00 for the most recent twelve fiscal month period; (ii) limitations on dividend payments; and (iii) restrictions on additional indebtedness. We have the option to borrow under our revolver based on the agent’s base rate plus a premium ranging from 0.00% to 0.25% or the London Interbank Offered Rate (LIBOR) plus a premium ranging from 1.25% to 3.00%.

As of December 31, 2014, we were in compliance with our covenants and had approximately $98 million of availability under the ABL Credit Facility.

As of December 31, 2014, $3.5 million of bank financing fees, including $1.2 million related to the ABL Credit Facility were included in “Prepaid expenses and other” and “Other long-term assets” on the accompanying Consolidated Balance Sheets. The financing fees are being amortized over the remaining term of the ABL Credit Facility and are included in “Interest and other expense on debt” on the accompanying Consolidated Statements of Comprehensive Income.

In June 2012, we entered into a forward starting fixed rate interest rate hedge that commenced in June 2013 in order to eliminate the variability of cash interest payments on $53.2 million of the outstanding LIBOR-based borrowings under the ABL Credit Facility. The hedge matures on June 1, 2016 and the notional amount is reduced monthly by the principal payments on the term loan. The hedge balance as of December 31, 2014 was $40.1 million. The interest rate hedge fixed the rate at 1.21% plus a premium ranging from 1.25% to 1.75%. Although we are exposed to credit loss in the event of nonperformance by the other parties to the interest rate hedge agreement, we anticipate performance by the counterparties.

As part of the CTI acquisition, we assumed approximately $5.9 million of Industrial Revenue Bond (IRB) indebtedness issued through the Stanly County, North Carolina Industrial Revenue and Pollution Control Authority. The bond matures in April 2018, with the option to provide principal payments annually on April 1st. On April 1, 2014, we paid an optional principal payment of $810 thousand. The IRB is remarketed annually and is included in “Current portion of long-term debt” on the accompanying Consolidated Balance Sheets. Interest is payable monthly, with a variable rate that resets weekly. As a security for payment of the bonds, the Company obtained a direct pay letter of credit issued by JPMorgan Chase Bank, N.A. The letter of credit reduces annually by the principal reduction amount. The interest rate at December 31, 2014 was 0.16% for the IRB debt.

We entered into an interest rate swap agreement to reduce the impact of changes in interest rates on the above IRB. At December 31, 2014, the effect of the swap agreement on the bond was to fix the rate at 3.46%. The swap agreement matures April 2018, but the notional amount is reduced annually by the amount of the optional principal payments on the bond. Although we are exposed to credit loss in the event of nonperformance by the other party to the interest rate swap agreement, we anticipate performance by the counterparty.

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

Contractual Obligations

The following table reflects our contractual obligations as of December 31, 2014:

Contractual Obligations			Less than			More than
(amounts in thousands)		Total	1 year	1-3 years	3-5 years	5 years
Long-term debt obligations	(a)	$247,620	$840	$1,760	$245,020	$-
Interest obligations	(b)	21,224	5,030	9,360	6,834	-
Unrecognized tax positions	(c)	62	26	36	-	-
Other long-term liabilities	(d)	12,450	805	1,189	-	10,456
Operating leases	(e)	28,052	5,874	10,325	6,617	5,236
Total contractual obligations		$309,408	$12,575	$22,670	$258,471	$15,692

(a) See Note 7 to the Consolidated Financial Statements.
(b) Future interest obligations are calculated using the debt balances and interest rates in effect on December 31, 2014.
(c) See Note 13 to the Consolidated Financial Statements. Classification is based on expected settlement dates and the expiration of certain statutes of limitations.
(d) Primarily consists of accrued bonuses, retirement liabilities and deferred compensation payable in future years.
(e) See Note 12 to the Consolidated Financial Statements.

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

Other than operating leases, which are disclosed above, and derivative instruments discussed in Note 8 to the Consolidated Financial Statements, as of December 31, 2014, we had no material off-balance sheet arrangements.

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

Certain of our tubular and pipe products inventory is stated under the LIFO method. At December 31, 2014, approximately $46.6 million, or 15.0% of consolidated inventory, was reported under the LIFO method of accounting. The cost of the remainder of CTI’s inventory is determined using a weighted average rolling first-in, first-out method.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired. We perform an annual impairment test of goodwill for Integrity Stainless and our tubular and pipe products segment’s operations and indefinite-lived intangible assets for our CTI operation in the fourth quarter, or more frequently if changes in circumstances or the occurrence of events indicate potential impairment. Events or changes in circumstances that could trigger an impairment review include significant nonperformance relative to the expected historical or projected future operating results, significant changes in the manner of the use of the acquired assets or the strategy for the overall business or significant negative industry or economic trends. Management uses its judgment to determine whether to use a qualitative analysis or a quantitative fair value measurement for each of the Company’s reporting units that carry goodwill. During 2014, we used a quantitative measurement (Step 1) for the annual goodwill impairment test for both Integrity Stainless and our tubular and pipe products segment.

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

During the fourth quarter of 2014, we engaged an independent third party valuation expert to assist with the completion of the annual goodwill impairment testing pursuant ASC Topic 350-20-35, “Goodwill – Subsequent measurement.” Due to challenging market conditions, our recent financial performance and the decrease of our market capitalization, we decided to perform the two-step quantitative impairment test by comparing the fair value of the Integrity Stainless and the tubular and pipe products segment with its carrying value.

The first step of the goodwill impairment test showed that the fair value of the Integrity Stainless operations was in excess of its carrying value and no goodwill impairment was identified. For the tubular and pipe products segment, it was determined that the carrying value of the operations was in excess of the fair value and a potential goodwill impairment was identified. Based on the second step of the impairment test, we concluded that the implied fair value of goodwill for the tubular and pipe products segment was less than its carrying value and a goodwill impairment of $23.8 million was identified and recognized.

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

Due to the impairment of the tubular and pipe products segment’s goodwill, a triggering event occurred for the long-lived assets of the Company. We performed an undiscounted cash flow analysis these indicated that there were no indicators of impairment of the long-lived assets of the Company.

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

The engineered products produced by CTI typically take several months to manufacture due to their size and complexity. Substantially all projects are completed within six months. The Company may request advance payments from customers during the production of these products. These payments are included in “Other accrued liabilities” on the Company’s Consolidated Balance Sheets. Due to their short-term nature, the Company uses the units of delivery method to account for these contracts. Revenue for the contracts is recognized when the product is shipped and title of the product transfers to the customers. Revenues for these engineered products accounted for approximately 1.7%, 1.9% and 1.3% of our net sales during 2014, 2013 and 2012, respectively.

Impact of Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued ASU No. 2014-09, “Revenue from Contracts with Customers.” This ASU is a joint project initiated by the Financial Accounting Standards Board and the International Accounting Standards Board to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. generally accepted accounting principles and International Financial Reporting Standards that will remove inconsistencies and weaknesses in revenue requirements; provide a more robust framework for addressing revenue issues; improve comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets; provide more useful information to users of financial statements through improved disclosure requirements; and simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer. The guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is in the process of determining the method of adoption and assessing the impact of this ASU on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern”. This ASU contains new guidance on management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management must evaluate whether it is probable that known conditions or events, considered in the aggregate, would raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. If such conditions or events are identified, the standard requires management's mitigation plans to alleviate the doubt or a statement of the substantial doubt about the entity’s ability to continue as a going concern to be disclosed in the financial statements. This ASU is effective for fiscal years and interim periods beginning after December 15, 2016, with early adoption permitted. The adoption of this ASU is not expected to impact the Company’s consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal raw materials are carbon, coated and stainless steel, and aluminum, pipe and tube, flat rolled coil, sheet and plate that we typically purchase from multiple primary metals producers. The metals industry as a whole is cyclical and, at times, pricing and availability of metals can be volatile due to numerous factors beyond our control, including general domestic and international economic conditions, labor costs, sales levels, competition, levels of inventory held by other metals service centers, consolidation of metals producers, new global capacity by metals producers, volatility in raw material costs for the producers of metals, import duties and tariffs and currency exchange rates. This volatility can significantly affect the availability and cost of raw materials for us.

We, like many other metals service centers, maintain substantial inventories of metals to accommodate the short lead times and just-in-time delivery requirements of our customers. Accordingly, we purchase metals in an effort to maintain our inventory at levels that we believe to be appropriate to satisfy the anticipated needs of our customers based upon historic buying practices, supply agreements with customers and market conditions. Our commitments to purchase metals are generally at prevailing market prices in effect at the time we place our orders. We have no long-term, fixed-price metals purchase contracts, except for the metals hedges discussed in Note 8 to the Consolidated Financial Statements. When metals prices increase, competitive conditions will influence how much of the price increase we can pass on to our customers. To the extent we are unable to pass on future price increases in our raw materials to our customers, the net sales and profitability of our business could be adversely affected. When metals prices decline, customer demands for lower prices and our competitors’ responses to those demands could result in lower sale prices and, consequently, lower gross profits and inventory lower of cost or market adjustments as we sell existing inventory. Significant or rapid declines in metals prices or reductions in sales volumes could adversely impact our ability to remain in compliance with certain financial covenants in our credit facility, as well as result in us incurring asset or goodwill impairment charges. Changing metals prices therefore could significantly impact our net sales, gross profits, operating income and net income.

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

Approximately 7.9% of our consolidated net sales in 2014 were directly to automotive manufacturers or manufacturers of automotive components and parts. Historically, due to the concentration of customers in the automotive industry, our gross profits on these sales have generally been less than our gross profits on sales to customers in other industries.

Inflation generally affects us by increasing the cost of employee wages and benefits, transportation services, processing equipment, energy and borrowings under our credit facility. General inflation, excluding increases in the price of steel and increased distribution expense, has not had a material effect on our financial results during the past three years.

We are exposed to the impact of fluctuating metals prices and interest rate changes. During 2014, 2013 and 2012, we entered into metals swaps at the request of customers. While these derivatives are intended to be effective in helping us manage risk, they have not been designated as hedging instruments. For certain customers, we enter into contractual relationships that entitle us to pass-through the economic effect of trading positions that we take with other third parties on our customers’ behalf. In 2014, we entered into carbon swaps in order to mitigate the volatility in the price of metals. The carbon swaps are accounted for as cash flow hedges.

Our primary interest rate risk exposure results from variable rate debt. If interest rates in the future were to increase 100 basis points (1.0%) from December 31, 2014 rates and, assuming no change in total debt from December 31, 2014 levels, the additional annual interest expense to us would be approximately $2.0 million. We have the option to enter into 30- to 180-day fixed base rate LIBOR loans under the ABL Credit Facility. The Company assumed an interest rate swap agreement on the $5.9 million of CTI IRB. The swap agreement matures in April 2018, but the notional amount may be reduced annually by the amount of the optional principal payments on the IRB. In June 2012, the Company entered into a forward starting fixed rate interest rate hedge commencing July 2013 in order to eliminate the variability of cash interest payments on approximately $53.2 million of the then outstanding LIBOR-based borrowings under the ABL Credit Facility. The balance as of December 31, 2014 was $40.1 million. The hedge matures on June 1, 2016 and the notional amount is reduced monthly by $729 thousand. The fixed rate interest rate hedge is accounted for as a cash flow hedging instrument for accounting purposes. The Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap and fixed interest rate hedge agreements. However, the Company does not anticipate nonperformance by the counterparties.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Olympic Steel, Inc.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Olympic Steel, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Olympic Steel, Inc. and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

February 26, 2015

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, our management used the criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on our assessment, we concluded that, as of December 31, 2014, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Olympic Steel, Inc.

Consolidated Statements of Comprehensive Income

For The Years Ended December 31,

(in thousands, except per share data)

	2014	2013	2012

Net sales	$1,436,270	$1,263,331	$1,383,701
Costs and expenses
Cost of materials sold (excludes items shown separately below)	1,160,310	999,207	1,113,852
Warehouse and processing	92,170	84,332	84,389
Administrative and general	72,219	68,520	68,253
Distribution	41,312	35,076	35,009
Selling	24,799	24,905	27,635
Occupancy	10,052	9,395	8,671
Depreciation	19,891	21,352	19,971
Amortization	889	889	889
Goodwill impairment	23,836	-	6,583
Total costs and expenses	1,445,478	1,243,676	1,365,252
Operating income (loss)	(9,208)	19,655	18,449
Asset impairment charge of joint venture real estate	-	-	(36)
Other income (loss), net	(126)	(28)	83
Income (loss) before interest and income taxes	(9,334)	19,627	18,496
Interest and other expense on debt	6,780	6,703	8,357
Income (loss) before income taxes	(16,114)	12,924	10,139
Income tax provision	2,950	5,277	7,862
Net income (loss)	$(19,064)	$7,647	$2,277

Net gain (loss) on interest rate hedge	324	231	(941)
Net loss on cash flow hedges	(312)	-	-
Tax effect of hedges	(125)	(89)	362
Total comprehensive income (loss)	$(19,177)	$7,789	$1,698

Net income (loss) per share - basic	$(1.71)	$0.69	$0.21
Weighted average shares outstanding - basic	11,120	11,065	10,989

Net income (loss) per share - diluted	$(1.71)	$0.69	$0.21
Weighted average shares outstanding - diluted	11,120	11,074	10,995

The accompanying notes are an integral part of these statements.

 Olympic Steel, Inc.

Consolidated Balance Sheets

As of December 31,

(in thousands)

	2014	2013
Assets
Cash and cash equivalents	$2,238	$3,186
Accounts receivable, net	123,804	115,288
Inventories, net (includes LIFO debit of $3,207 and $3,572 as of December 31, 2014 and 2013, respectively)	311,108	286,371
Prepaid expenses and other	20,434	12,786
Assets held for sale	1,125	-
Total current assets	458,709	417,631
Property and equipment, at cost	366,989	361,368
Accumulated depreciation	(189,603)	(170,484)
Net property and equipment	177,386	190,884
Goodwill	16,951	40,787
Intangible assets, net	33,646	34,535
Other long-term assets	14,056	13,512
Total assets	$700,748	$697,349

Liabilities
Current portion of long-term debt	$3,530	$13,090
Accounts payable	91,252	126,012
Accrued payroll	10,224	10,723
Other accrued liabilities	26,971	15,808
Total current liabilities	131,977	165,633
Credit facility revolver	244,090	146,075
Long-term debt	-	40,104
Other long-term liabilities	13,249	13,445
Deferred income taxes	30,651	33,476
Total liabilities	419,967	398,733

Shareholders' Equity
Preferred stock, without par value, 5,000 shares authorized, no shares issued or outstanding	-	-
Common stock, without par value, 20,000 shares authorized, 10,984 and 10,964 shares issued and outstanding	126,339	124,118
Accumulated other comprehensive loss	(549)	(437)
Retained earnings	154,991	174,935
Total shareholders' equity	280,781	298,616
Total liabilities and shareholders' equity	$700,748	$697,349

The accompanying notes are an integral part of these balance sheets.

Olympic Steel, Inc.

Consolidated Statements of Cash Flows

For The Years Ended December 31,

(in thousands)

	2014	2013	2012
Cash flows from (used for) operating activities:
Net income (loss)	$(19,064)	$7,647	$2,277
Adjustments to reconcile net income (loss) to net cash from operating activities -
Depreciation and amortization	21,840	23,582	22,156
Goodwill impairment	23,836	-	6,583
Asset impairment of joint venture real estate	-	-	36
(Gain) loss on disposition of property and equipment	248	169	(198)
Stock-based compensation	2,074	1,724	2,342
Other long-term assets	(386)	(3,771)	(1,619)
Other long-term liabilities	(3,134)	(204)	(107)
	25,414	29,147	31,470
Changes in working capital:
Accounts receivable	(8,516)	(2,447)	9,738
Inventories	(24,737)	3,652	(12,258)
Prepaid expenses and other	(7,648)	(1,055)	1,345
Accounts payable	(24,090)	9,282	(2,828)
Change in outstanding checks	(10,670)	15,259	(126)
Accrued payroll and other accrued liabilities	10,663	843	400
	(64,998)	25,534	(3,729)
Net cash from (used for) operating activities	(39,584)	54,681	27,741

Cash flows from (used for) investing activities:
Capital expenditures	(7,834)	(16,098)	(23,373)
Proceeds from disposition of property and equipment	68	20	486
Net cash used for investing activities	(7,766)	(16,078)	(22,887)

Cash flows from (used for) financing activities:
Credit facility revolver borrowings	632,726	423,232	535,360
Credit facility revolver repayments	(534,711)	(454,732)	(528,190)
Principal payments under capital lease obligations	-	(1,407)	(170)
Term loan repayments	(48,854)	(8,750)	(8,749)
Industrial revenue bond repayments	(810)	(785)	(755)
Credit facility fees and expenses	(1,218)	(3)	(1,212)
Proceeds from exercise of stock options (including tax benefits) and employee stock purchases	147	122	114
Dividends paid	(878)	(876)	(873)
Net cash from (used for) financing activities	46,402	(43,199)	(4,475)

Cash and cash equivalents:
Net change	(948)	(4,596)	379
Beginning balance	3,186	7,782	7,403
Ending balance	$2,238	$3,186	$7,782

The accompanying notes are an integral part of these statements.

Olympic Steel, Inc.

Supplemental Disclosures of Cash Flow Information

For The Years Ended December 31,

(in thousands)

	2014	2013	2012
Cash paid during the period

Interest paid	$5,793	$5,537	$7,295
Income taxes paid	$4,658	$7,556	$6,940

The accompanying notes are an integral part of these statements

Olympic Steel, Inc.

Consolidated Statements of Shareholders’ Equity

For The Years Ended December 31,

(in thousands)

			Accumulated
			Other
	Common	Retained	Comprehensive	Total
	Stock	Earnings	Loss	Equity

Balance at December 31, 2011	$119,816	$166,760	$-	$286,576

Net income	$-	$2,277	$-	$2,277
Payment of dividends	-	(873)	-	(873)
Exercise of stock options and employee stock purchases (36 shares)	114	-	-	114
Stock-based compensation	2,342	-	-	2,342
Change in fair value of interest rate hedge	-	-	(579)	(579)

Balance at December 31, 2012	$122,272	$168,164	$(579)	$289,857

Net income	$-	$7,647	$-	$7,647
Payment of dividends	-	(876)	-	(876)
Exercise of stock options and employee stock purchases (12 shares)	122	-	-	122
Stock-based compensation	1,724	-	-	1,724
Change in fair value of interest rate hedge	-	-	142	142

Balance at December 31, 2013	$124,118	$174,935	$(437)	$298,616

Net income (loss)	$-	$(19,064)	$-	$(19,064)
Payment of dividends	-	(878)	-	(878)
Exercise of stock options and employee stock purchases (7 shares)	147	-	-	147
Stock-based compensation	2,074	-	-	2,074
Changes in fair value of hedges	-	-	(113)	(113)
Other	-	(2)	1	(1)

Balance at December 31, 2014	$126,339	$154,991	$(549)	$280,781

The accompanying notes are an integral part of these statements.

Olympic Steel, Inc.

Notes to Consolidated Financial Statements

For The Years Ended December 31, 2014, 2013 and 2012

1.	Summary of Significant Accounting Policies:

Nature of Business

The Company is a leading U.S. metals service center specializing in the processing and distribution of large volumes of carbon, coated, aluminum and stainless steel, flat-rolled coil, sheet and plate products and tubular and pipe products from facilities throughout the United States. The Company operates in two reportable segments; flat products and tubular and pipe products. In recent years the Company has increased its participation in the stainless and aluminum markets, which the Company refers to as specialty metals. As a result, based on how the chief operating decision maker, or CODM, is expected to make decisions, assess performance and allocate resources in the future, the Company expects to disclose three reportable segments beginning in the first quarter of 2015. The segments will be flat products, tubular and pipe products, and specialty metals. Through its flat products segment, the Company sells and distributes large volumes of processed carbon, coated, aluminum and stainless flat-rolled sheet, coil and plate products. Through its tubular and pipe products segment, the Company distributes metals tubing, pipe, bar, valve and fittings and the fabrication of pressure parts supplied to various industrial markets.

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

Concentration Risks

The Company is a major customer of flat-rolled coil and plate and tubular and pipe steel for many of its principal suppliers, but is not dependent on any one supplier. The Company purchased approximately 43%, 42%, and 44% of its total steel requirements from its three largest suppliers in 2014, 2013 and 2012, respectively.

The Company has a diversified customer and geographic base, which reduces the inherent risk and cyclicality of its business. The concentration of net sales to the Company’s top 20 customers approximated 29%, 30% and 31% of consolidated net sales in 2014, 2013 and 2012, respectively. In addition, the Company’s largest customer accounted for approximately 6%, 5% and 4% of consolidated net sales in 2014, 2013 and 2012, respectively. Sales to industrial machinery and equipment manufacturers and their fabricators accounted for 51%, 50% and 50% of consolidated net sales in 2014, 2013 and 2012, respectively.

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

Certain of the Company’s tubular and pipe products inventory is stated under the last-in, first-out (LIFO) method. At December 31, 2014 and December 31, 2013, approximately $46.6 million, or 15.0% of consolidated inventory, and $43.9 million, or 15.3% of consolidated inventory, respectively, was reported under the LIFO method of accounting. The cost of the remainder of tubular and pipe product segment’s inventory is determined using a weighted average rolling first-in, first-out (FIFO) method.

On the Consolidated Statements of Comprehensive Income, “Cost of materials sold (exclusive of items shown separately below)” consists of the cost of purchased metals, inbound and internal transfer freight, external processing costs, and LIFO income or expense.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired. The Company performs an annual impairment test of goodwill for our Integrity Stainless and tubular and pipe products segment and indefinite-lived intangible assets for the tubular and pipe products segment in the fourth quarter, or more frequently if changes in circumstances or the occurrence of events indicate potential impairment. Events or changes in circumstances that could trigger an impairment review include significant nonperformance relative to the expected historical or projected future operating results, significant changes in the manner of the use of the acquired assets or the strategy for the overall business or significant negative industry or economic trends. Management uses judgment to determine whether to use a qualitative analysis or a quantitative fair value measurement for each of the Company’s reporting units that carry goodwill.

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

The Company estimates the fair value of goodwill and other indefinite-lived intangible assets using a discounted cash flow methodology, an income approach, and a publicly traded companies guideline method, a market approach. Management’s assumptions used for the calculations are based on historical results, projected financial information and recent economic events. Actual results could differ from these estimates under different assumptions or conditions which could adversely affect the reported value of goodwill.

During the fourth quarter of 2014, the Company engaged an independent third party valuation expert to assist with the completion of the annual goodwill impairment testing pursuant ASC Topic 350-20-35, “Goodwill – Subsequent measurement.” Due to challenging market conditions, the Company’s recent financial performance and the decrease of the Company’s market capitalization, the Company decided to perform the two-step quantitative impairment test by comparing the fair value of the Integrity Stainless and tubular and pipe products segment with its carrying value.

The first step of the goodwill impairment test showed that the fair value of the Integrity Stainless operations was in excess of its carrying value and no goodwill impairment was identified. For the Company’s tubular and pipe products segment, it was determined that the carrying value of the operations was in excess of the fair value and a potential goodwill impairment was identified. Based on the second step of the impairment test, the Company concluded that the implied fair value of goodwill for the tubular and pipe products segment was less than its carrying value and a goodwill impairment of $23.8 million was identified and recognized.

Income Taxes

The Company, on its consolidated balance sheets, records as an offset to the estimated effect of temporary differences between the tax basis of assets and liabilities and the reported amounts in its consolidated balance sheets, the tax effect of operating loss and tax credit carryforwards. If the Company determines that it will not be able to fully realize a deferred tax asset, it will record a valuation allowance to reduce such deferred tax asset to its realizable value. The Company recognizes interest accrued related to unrecognized tax benefits in income tax expense. Penalties, if incurred, would be recognized as a component of administrative and general expense.

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

The engineered products produced by Chicago Tube and Iron Company (CTI) typically take several months to produce due to their size and complexity. Substantially all projects are completed within six months. The Company may request advance payments from customers during the production of these products. These payments are included in current short-term liabilities on the Company’s Consolidated Balance Sheet. Due to their short-term nature, the Company uses the units of delivery method to account for these contracts. Revenue for the contracts is recognized when the product is shipped and title of the product transfers to the customers. Revenues for these engineered products accounted for approximately 1.7%, 1.9% and 1.3% of our net sales during 2014, 2013 and 2012, respectively.

Shipping and Handling Fees and Costs

Amounts charged to customers for shipping and other transportation services are included in net sales. The distribution expense line on the accompanying Consolidated Statements of Comprehensive Income is entirely comprised of all shipping and other transportation costs incurred by the Company in shipping goods to its customers.

Recoverability of Long-lived Assets

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

Due to the impairment of the tubular and pipe products segment’s goodwill, a triggering event occurred for the Company’s long-lived assets. We performed an undiscounted cash flow analysis which indicated that there were no indicators of impairment of the long-lived assets of the Company.

Stock-Based Compensation

The Company records compensation expense for stock options issued to employees and directors. The Company has elected to use the modified prospective transition method where compensation expense is recorded prospectively. For additional information, see Note 11, Equity Plans.

Impact of Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-09, “Revenue from Contracts with Customers.” This ASU is a joint project initiated by the Financial Accounting Standards Board and the International Accounting Standards Board to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. generally accepted accounting principles and International Financial Reporting Standards that will remove inconsistencies and weaknesses in revenue requirements; provide a more robust framework for addressing revenue issues; improve comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets; provide more useful information to users of financial statements through improved disclosure requirements; and simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer. The guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is in the process of determining the method of adoption and assessing the impact of this ASU on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern”. This ASU contains new guidance on management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management must evaluate whether it is probable that known conditions or events, considered in the aggregate, would raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. If such conditions or events are identified, the standard requires management's mitigation plans to alleviate the doubt or a statement of the substantial doubt about the entity’s ability to continue as a going concern to be disclosed in the financial statements. This ASU is effective for fiscal years and interim periods beginning after December 15, 2016, with early adoption permitted. The adoption of this ASU is not expected to impact the Company’s consolidated financial statements.

2.	Accounts Receivable:

Accounts receivable are presented net of allowances for doubtful accounts and unissued credits of $2.9 million and $3.2 million as of December 31, 2014 and 2013, respectively. Bad debt expense totaled $467 thousand in 2014, $83 thousand in 2013 and $322 thousand in 2012.

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

3.	Inventories:

Inventories consisted of the following:

	As of December 31,	As of December 31,
(in thousands)	2014	2013
Unprocessed	$238,226	$219,401
Processed and finished	72,882	66,970
Totals	$311,108	$286,371

During 2014, the Company recorded $365 thousand of LIFO expense as a result of increased metals pricing during 2014. The LIFO expense decreased the Company’s inventory balance and increased its cost of materials sold.

During 2013, the Company recorded $3.6 million of LIFO income as a result of the continued decline of metals pricing in 2013. The LIFO income increased the Company’s inventory balance and decreased its cost of materials sold. In the first quarter of 2013, the Company made an out-of-period adjustment to record previously unrecognized LIFO income of $1.9 million, which resulted in an increase to after-tax income of $1.2 million.  The Company determined that this adjustment was not material to its 2013 or prior period consolidated financial statements.

If the FIFO method had been in use, inventories would have been $3.2 million and $3.6 million lower than reported at December 31, 2014 and 2013, respectively.

4.	Property and Equipment:

Property and equipment consists of the following:

(in thousands)	Depreciable Lives	December 31, 2014	December 31, 2013

Land	-	$16,001	$16,193
Land improvements	5-10	2,764	2,650
Buildings and improvements	7-30	131,107	132,299
Machinery and equipment	2-15	181,378	172,671
Furniture and fixtures	3-7	6,550	6,422
Computer software and equipment	2-5	26,842	25,844
Vehicles	2-5	1,247	1,220
Construction in progress	-	1,100	4,069
		366,989	361,368
Less accumulated depreciation		(189,603)	(170,484)
Net property and equipment		$177,386	$190,884

Leasehold improvements are included with buildings and improvements and are depreciated over the life of the lease or seven years, whichever is less.

Construction in progress, as of December 31, 2014, primarily consisted of payments for additional processing equipment at our existing facilities that was not yet placed into service.

5.	Intangible Assets:

Intangible assets, net, consisted of the following as of December 31, 2014 and 2013:

	December 31, 2014
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net

Customer relationships - subject to amortization	$13,332	$(3,111)	$10,221
Trade name - not subject to amortization	23,425	-	23,425
	$36,757	$(3,111)	$33,646

	December 31, 2013
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net

Customer relationships - subject to amortization	$13,332	$(2,222)	$11,110
Trade name - not subject to amortization	23,425	-	23,425
	$36,757	$(2,222)	$34,535

All of the Company’s intangible assets were recorded in connection with its July 1, 2011 acquisition of CTI. The intangible assets noted above were evaluated on the premise of highest and best use to a market participant, primarily utilizing the income approach valuation methodology. The useful life of the CTI trade name was determined to be indefinite primarily due to its history and reputation in the marketplace, the Company’s expectation that the CTI trade name will continue to be used throughout the life of CTI, and the conclusion that there are currently no other factors identified that would limit its useful life. The useful life of the CTI customer relationships was determined to be fifteen years, based primarily on the consistent and predictable revenue source associated with the existing CTI customer base, the present value of which extends through the fifteen year amortization period. The Company will continue to evaluate the useful life assigned to our amortizable customer relationships in future periods.

Due to the impairment of the tubular and pipe segment’s goodwill, a triggering event occurred for the intangible assets subject to amortization and an impairment test was completed. Additionally, the indefinite lived intangible asset was subject to the Company’s annual impairment test. These tests revealed no impairment to the Company’s intangible assets.

The Company estimates that amortization expense for its intangible assets subject to amortization will be $0.9 million per year in each of the next five years.

6.	Goodwill:

In accordance with the Accounting Standards Codification (ASC), on an annual basis, an impairment test of goodwill is performed in the fourth quarter or more frequently if changes in circumstances or the occurrence of events indicate potential impairment. Events or changes in circumstances that could trigger an impairment review include significant nonperformance relative to the expected historical or projected future operating results, significant changes in the manner of the use of the acquired assets or the strategy for the overall business or significant negative industry or economic trends.

During the fourth quarter of 2014, the Company engaged an independent third party valuation expert to assist with the completion of the annual goodwill impairment testing pursuant ASC Topic 350-20-35, “Goodwill – Subsequent measurement.” Due to challenging fourth quarter market conditions, the Company’s recent financial performance and the decrease of the Company’s market capitalization, the Company decided to perform the two-step quantitative impairment test by comparing the fair value of the Integrity Stainless and tubular and pipe products segment with its carrying value.

The first step of the goodwill impairment test showed that the fair value of the Integrity Stainless operations was in excess of its carrying value and no goodwill impairment was identified. For the Company’s tubular and pipe products segment, it was determined that the carrying value of the operations was in excess of the fair value and a potential goodwill impairment was identified. Based on the second step of the impairment test, the Company concluded that the implied fair value of goodwill for the tubular and pipe products segment was less than its carrying value and a goodwill impairment of $23.8 million was recorded.

The determination of fair value of the reporting units used to perform the first step of the impairment test requires judgment and involves significant estimates and assumptions about the expected future cash flows and the impact of market conditions on those assumptions. Due to the inherent uncertainty associated with these estimates, actual results could differ materially from these estimates. Although management believes the assumptions used in testing the Company’s reporting units’ goodwill for impairment are reasonable, it is possible that market and economic conditions could deteriorate further or not improve as expected. Additional declines in or a lack of recovery in market conditions from current levels, weaker than anticipated Company financial performance, or an increase in the market-based weighted average cost of capital, among other factors, could significantly impact the impairment analysis and may result in further goodwill impairment charges that, if incurred, could have a material adverse effect on the Company’s financial condition and results of operations. A 1% change to the weighted average cost of capital would impact the goodwill impairment by $16 million to $20 million and a 1% change in the terminal growth rate would impact the goodwill impairment by $10 million to $13 million.

Goodwill, by reportable segment, was as follows as of December 31, 2014 and 2013:

(in thousands)	Flat Products	Tubular and Pipe Products	Total
Balance as of December 31, 2012	$500	$40,287	$40,787
Acquisitions	-	-	-
Impairments	-	-	-
Balance as of December 31, 2013	$500	$40,287	$40,787
Acquisitions	-	-	-
Impairments	-	(23,836)	(23,836)
Balance as of December 31, 2014	$500	$16,451	$16,951

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

7.	Debt:

The Company’s debt is comprised of the following components:

	As of
	December 31,	December 31,
(in thousands)	2014	2013
Asset-based revolving credit facility due June 30, 2019	$244,090	$-
Asset-based revolving credit facility due June 30, 2016	-	146,075
Term loan due June 30, 2016	-	48,854
Industrial revenue bond due April 1, 2018	3,530	4,340
Total debt	247,620	199,269
Less current amount	(3,530)	(13,090)
Total long-term debt	$244,090	$186,179

On June 30, 2014, the Company amended its existing asset-based credit facility (ABL Credit Facility). The ABL Credit Facility amendment provides for, among other things: (i) a reduction in the applicable margin for loans under the Company’s Loan and Security Agreement; (ii) a consolidation of the previous $315.0 million revolver and then outstanding $44.5 million term loan into a $365 million revolving credit facility; (iii) the removal of the Company’s real estate as collateral for borrowings; and (iv) the extension of the maturity date until June 30, 2019. Revolver borrowings are limited to the lesser of a borrowing base, comprised of eligible receivables and inventories, or $365 million in the aggregate. The ABL Credit Facility matures on June 30, 2019.

The ABL Credit Facility requires the Company to comply with various covenants, the most significant of which include: (i) until maturity of the ABL Credit Facility, if any commitments or obligations are outstanding and the Company’s availability is less than the greater of $30 million or 10.0% of the aggregate amount of revolver commitments ($36.5 million at December 31, 2014) then the Company must maintain a ratio of EBITDA minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00 for the most recent twelve fiscal month period; (ii) limitations on dividend payments; and (iii) restrictions on additional indebtedness. The Company has the option to borrow under its revolver based on the agent’s base rate plus a premium ranging from 0.00% to 0.25% or the London Interbank Offered Rate (LIBOR) plus a premium ranging from 1.25% to 3.00%.

As of December 31, 2014, the Company was in compliance with its covenants and had approximately $98 million of availability under the ABL Credit Facility.

As of December 31, 2014, $3.5 million of bank financing fees, including $1.2 million related to the amendment of the ABL Credit Facility, were included in “Prepaid expenses and other” and “Other long-term assets” on the accompanying Consolidated Balance Sheets. The financing fees are being amortized over the five-year term of the ABL Credit facility and are included in “Interest and other expense on debt” on the accompanying Consolidated Statements of Comprehensive Income.

In June 2012, the Company entered into a forward starting fixed rate interest rate hedge that commenced June 2013, in order to eliminate the variability of cash interest payments on $53.2 million of then outstanding LIBOR-based borrowings under the ABL Credit Facility. The hedge matures on June 1, 2016 and the notional amount is reduced monthly by $729 thousand. The hedged balance as of December 31, 2014 was $40.1 million. The interest rate hedge fixed the rate at 1.21% plus a premium ranging from 1.75% to 2.25%. Although the Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate hedge agreement, the Company anticipates performance by the counterparties.

As part of CTI acquisition in July 2011, the Company assumed approximately $5.9 million of Industrial Revenue Bond (IRB) indebtedness issued through the Stanly County, North Carolina Industrial Revenue and Pollution Control Authority. The bond matures in April 2018, with the option to provide principal payments annually on April 1st. On April 1, 2014, the Company paid an optional principal payment of $810 thousand. Since the IRB is remarketed annually, it is included in “Current portion of long-term debt” on the accompanying Consolidated Balance Sheets. Interest is payable monthly, with a variable rate that resets weekly. As a security for payment of the bonds, the Company obtained a direct pay letter of credit issued by JPMorgan Chase Bank, N.A. The letter of credit reduces annually by the principal reduction amount. The interest rate at December 31, 2014 was 0.16% for the IRB debt.

CTI entered into an interest rate swap agreement to reduce the impact of changes in interest rates on the above IRB. At December 31, 2014, the effect of the swap agreement on the bond was to fix the rate at 3.46%. The swap agreement matures in April 2018, and is reduced annually by the amount of the optional principal payments on the bond. The Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap agreement. However, the Company does not anticipate nonperformance by the counterparties.

Scheduled Debt Maturities, Interest, Debt Carrying Values

The Company’s principal payments over the next five years and thereafter are detailed in the table below:

(in thousands)	2015	2016	2017	2018	2019	Thereafter	Total
Revolver	$-	$-	$-	$-	$244,090	$-	$244,090
Industrial revenue bond	840	865	895	930	-	-	3,530
Total principal payments	$840	$865	$895	$930	$244,090	$-	$247,620

The overall effective interest rate for all debt, exclusive of deferred financing fees and deferred commitment fees, amounted to 2.4%, 2.3% and 2.7% in 2014, 2013 and 2012, respectively. Interest paid totaled $5.8 million, $5.5 million and $7.3 million for the years ended December 31, 2014, 2013 and 2012, respectively. Average total debt outstanding was $234.7 million, $219.2 million and $254.2 million in 2014, 2013 and 2012, respectively.

8.	Derivative Instruments:

Metals swaps

During 2014, 2013 and 2012, the Company entered into nickel swaps indexed to the London Metal Exchange (LME) price of nickel with third-party brokers. In 2014, the Company entered into carbon swaps indexed to the New York Mercantile Exchange (NYMEX) price of U.S. Midwest Domestic Hot-Rolled Coil Steel with third-party brokers. The nickel and carbon swaps are treated as derivatives for accounting purposes. The Company entered into the swaps to mitigate its customers’ risk of volatility in the price of metals. The outstanding nickel swaps have one to seventeen months remaining and the outstanding carbon swaps have one to twelve months remaining. The swaps are settled with the brokers at maturity. The economic benefit or loss arising from the changes in fair value of the swaps is contractually passed through to the customer. The primary risk associated with the metals swaps is the ability of customers or third-party brokers to honor their agreements with the Company related to derivative instruments. If the customer or third-party brokers are unable to honor their agreements, the Company’s risk of loss is the fair value of the metals swaps.

While these derivatives are intended to help the Company manage risk, they have not been designated as hedging instruments. The periodic changes in fair value of the metals and embedded customer derivative instruments are included in “Cost of materials sold” in the Consolidated Statements of Comprehensive Income. The Company recognizes derivative positions with both the customer and the third party for the derivatives and classifies cash settlement amounts associated with them as part of “Cost of materials sold” in the Consolidated Statements of Comprehensive Income. The cumulative change in fair value of the metals swaps that have not yet settled are included in “Other accrued liabilities”, and the embedded customer derivatives are included in “Accounts receivable, net” on the Consolidated Balance Sheets at December 31, 2014 and 2013.

In 2014, the Company entered into carbon swaps to mitigate its risk of volatility in the price of metals. The swaps are indexed to the NYMEX price of U.S. Midwest Domestic Hot-Rolled Coil Steel with third-party brokers. The outstanding carbon swaps have four to twelve months remaining. The metals swaps are accounted for as cash flow hedges and are included in “Other accrued liabilities” and “Prepaid expenses and other” on the Consolidated Balance Sheet at December 31, 2014. The periodic change in fair value of the metals hedges are included in “Accumulated other comprehensive loss” on the Consolidated Balance Sheet at December 31, 2014.

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

Fixed rate interest rate hedge

In June 2012, the Company entered into a forward starting fixed rate interest rate hedge that commenced June 2013 in order to eliminate the variability of cash interest payments on $53.2 million of the outstanding LIBOR-based borrowings under the ABL Credit Facility. The balance as of December 31, 2014 was $40.1 million. The hedge matures on June 1, 2016 and the notional amount is reduced monthly by $729 thousand. The interest rate hedge fixed the rate at 1.21% plus a premium ranging from 1.25% to 1.75%. Although the Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate hedge agreement, the Company anticipates performance by the counterparties. The fixed interest rate hedge is accounted for as a cash flow hedging instrument for accounting purposes.

The table below shows the total net gain or (loss) recognized in the Company’s Consolidated Statements of Comprehensive Income of the derivatives for the years ended December 31, 2014, 2013 and 2012.

	Net Gain (Loss) Recognized
(in thousands)	2014	2013	2012
Interest rate swap (CTI)	$(100)	$(167)	$(46)
Fixed interest rate swap (ABL)	(472)	(309)	-
Metals swaps	622	(1,037)	(113)
Embedded customer derivatives	(934)	1,037	113
Total gain (loss)	$(884)	$(476)	$(46)

9.	Fair Value of Assets and Liabilities:

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

During 2014 and 2013, there were no transfers of financial assets between Levels 1, 2 or 3 fair value measurements. There have been no changes in the methodologies used at December 31, 2014 and December 31, 2013. Following is a description of the valuation methodologies used for assets and liabilities measured at fair value as of December 31, 2014 and December 31, 2013:

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

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company:

	Value of Items Recorded at Fair Value
	As of December 31, 2014
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Embedded customer derivatives	$-	$487	$-	$487
Total assets at fair value	$-	$487	$-	$487

Liabilities:
Metals swaps	$-	$487	$-	$487
Interest rate swap (CTI)	-	178	-	178
Fixed interest rate swap (ABL)	-	386	-	386
Total liabilities recorded at fair value	$-	$1,051	$-	$1,051

	Value of Items Not Recorded at Fair Value
	As of December 31, 2014
(in thousands)	Level 1	Level 2	Level 3	Total
Liabilities:
IRB	$3,530	$-	$-	$3,530
ABL Credit Facility	-	244,090	-	244,090
Total liabilities not recorded at fair value	$3,530	$244,090	$-	$247,620

The value of the items not recorded at fair value represent the carrying value of the liabilities.

	Value of Items Recorded at Fair Value
	As of December 31, 2013
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Embedded customer derivatives	$-	$614	$-	$614
Total assets at fair value	$-	$614	$-	$614

Liabilities:
Metals swaps	$-	$614	$-	$614
Interest rate swap (CTI)	-	279	-	279
Fixed interest rate swap (ABL)	-	710	-	710
Total liabilities recorded at fair value	$-	$1,603	$-	$1,603

	Value of Items Not Recorded at Fair Value
	As of December 31, 2013
(in thousands)	Level 1	Level 2	Level 3	Total
Liabilities:
IRB	$4,340	$-	$-	$4,340
Term loan	-	48,854	-	48,854
ABL Credit Facility	-	146,075	-	146,075
Total liabilities not recorded at fair value	$4,340	$194,929	$-	$199,269

The value of the items not recorded at fair value represent the carrying value of the liabilities.

The fair value of the IRB is determined using Level 1 inputs. The carrying value and the fair value of the IRB that qualify as financial instruments were $3.5 million and $4.3 million, respectively, at December 31, 2014 and 2013.

The fair values of the revolver and term loan are determined using Level 2 inputs. The carrying value of the revolver was $244.1 million at December 31, 2014. The carrying values of the revolver and the term loan were $146.1 million and $48.9 million, respectively, at December 31, 2013. The Level 2 fair value of the Company's long-term debt was estimated using prevailing market interest rates on debt with similar creditworthiness, terms and maturities.

	Assets Measured at Fair Value on a Nonreccuring Basis
					Total Gain/
	12/31/2014	Level 1	Level 2	Level 3	(Loss)

Goodwill (tubular and pipe products segment)	$16,451	$-	$-	$16,451	$(23,836)

Total	$16,451	$-	$-	$16,451	$(23,836)

The fair value of Goodwill is using level 3 inputs. See note 6 for the key assumptions in determining fair value.

10.	Accumulated Other Comprehensive Loss:

In June 2012, the Company entered into a forward starting fixed rate interest rate hedge commencing July 2013 in order to eliminate the variability of cash interest payments on $53.2 million of the outstanding LIBOR-based borrowings under the ABL Credit Facility. The hedge matures on June 1, 2016 and the notional amount is reduced monthly by $729 thousand. The balance as of December 31, 2014 was $40.1 million. The fixed rate interest rate hedge is accounted for as a cash flow hedging instrument for accounting purposes. The fair value of the interest rate hedge is included in “Accumulated other comprehensive loss” on the Consolidated Balance Sheets.

During 2014, the Company entered into carbon swaps indexed to the NYMEX price of U.S. Midwest Domestic Hot-Rolled Coil Steel with third party brokers. The Company entered into the carbon swaps in order to mitigate the volatility in the price of metals. The carbon swaps are accounted for as cash flow hedges and are included in “Other current assets” and “Other current liabilities” on the Company’s Consolidated Balance Sheets at December 31, 2014. The change in the fair value of the carbon swaps is included in “Accumulated other comprehensive loss” on the Consolidated Balance Sheets.

11.	Equity Plans:

Stock Options

The following table summarizes stock-based award activity during the year ended December 31, 2014:

			Weighted Average
			Remaining	Aggregate Intrinsic
	Number of	Weighted Average	Contractual Term	Value
	Options	Exercise Price	(in years)	(in thousands)
Outstanding at December 31, 2013	27,170	$27.40
Granted	-	-
Exercised	(7,000)	12.32
Canceled	-	-
Outstanding at December 31, 2014	20,170	$32.63	2.3	$-
Exercisable at December 31, 2014	20,170	$32.63	2.3	$-

There were 7,000, 11,667 and 4,168 stock options exercised during 2014, 2013 and 2012, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2014, 2013 and 2012 was $103 thousand, $218 thousand and $56 thousand, respectively. Net cash proceeds from the exercise of stock options, exclusive of income tax benefits, were $86 thousand, $86 thousand and $34 thousand for the years ended December 31, 2014, 2013 and 2012, respectively. Income tax benefits of $40 thousand, $83 thousand and $21 thousand were realized from stock option exercises during the years ended December 31, 2014, 2013 and 2012, respectively.

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

On March 1, 2014, the Compensation Committee of the Company’s Board of Directors approved the grant of 2,544 restricted stock units (RSUs) to each non-employee Director. In addition, on each of January 2, 2013 and January 3, 2012, the grant of 1,800 RSUs to each non-employee Director was approved. Subject to the terms of the Plan and the RSU agreement, the RSUs vest after one year of service (from the date of grant). The RSUs are not converted into shares of common stock until the Director either resigns or is terminated from the Board of Directors.

The fair value of each RSU was estimated to be the closing price of the Company’s common stock on the date of the grant, which was $27.51, $23.41 and $25.55 for the grants on March 1, 2014, January 2, 2013 and January 3, 2012, respectively.

The Company’s Senior Management Compensation Program includes an equity component in order to encourage more ownership of common stock by the senior management. The Senior Management Compensation Program imposes stock ownership requirements upon the participants. Each participant is required to own at least 750 shares of common stock for each year that the participant participates in the Senior Management Compensation Program. Any participant that fails to meet the stock ownership requirements will be ineligible to receive any equity awards under the Company’s equity compensation plans, including the Plan, until the participant satisfies the ownership requirements. To assist participants in meeting the stock ownership requirements, on an annual basis, if a participant purchases 500 shares of common stock on the open market, the Company will award that participant 250 shares of common stock. During 2014, 2013 and 2012, the Company matched 9,875, 8,500 and 7,250 shares, respectively. Additionally, any participant who continues to comply with the stock ownership requirements as of the five-year, 10-year, 15-year, 20-year and 25-year anniversaries of the participant’s participation in the Senior Management Compensation Program will receive a restricted stock unit award with a dollar value of $25 thousand, $50 thousand, $75 thousand, $100 thousand and $100 thousand, respectively. Restricted stock unit awards will convert into the right to receive shares of common stock upon a participant’s retirement, or earlier upon the executive’s death or disability or upon a change in control of the Company.

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

Stock-based compensation expense recognized on RSUs is summarized in the following table:

	For the years ended December 31,
(in thousands)	2014	2013	2012
RSU expense before taxes	$1,252	$936	$1,238
RSU expense after taxes	$774	$554	$278
Impact per basic share	$0.07	$0.05	$0.03
Impact per diluted share	$0.07	$0.05	$0.03

All pre-tax charges related to RSUs were included in the caption “Administrative and general” on the accompanying Consolidated Statements of Comprehensive Income.

The following table summarizes the activity related to RSUs for the twelve months ended December 31, 2014:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2013	209,389	$24.58
Granted	35,939	$27.13
Converted into shares	(6,805)	$19.55
Forfeited	(500)	$22.27
Outstanding at December 31, 2014	238,023	$25.11	$3
Vested at December 31, 2014	227,002	$26.01	$3

Of the RSUs granted in 2014, 2013 and 2012, 21,506, 28,341 and 31,243, respectively, were used to fund supplemental executive retirement plan contributions. There was no intrinsic value for the RSUs that were converted into shares in 2014 and 2012. There were no RSUs converted into shares during 2013.

All pre-tax charges related to RSUs were included in the caption “Administrative and general” on the accompanying Consolidated Statements of Comprehensive Income.

12.	Commitments and Contingencies:

Operating Leases

The Company leases certain warehouses, sales offices, machinery and equipment and vehicles under long-term operating lease agreements. The leases expire at various dates through 2023. In some cases the leases include options to extend. Rent and lease expense was $8.2 million, $7.5 million and $7.7 million for the years ended December 31, 2014, 2013 and 2012, respectively.

The future annual minimum lease payments as of December 31, 2014 are as follows:

	2015	2016	2017	2018	2019	Thereafter	Total
Lease payments	$5,874	$5,616	$4,709	$3,805	$2,812	$5,236	$28,052

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

At December 31, 2014, approximately 317 of the hourly plant personnel are represented by nine separate collective bargaining units. The table below shows the expiration dates of the collective bargaining agreements.

Facility	Expiration date
Locust, North Carolina	March 4, 2015
Romeoville, Illinois	May 31, 2015
Minneapolis, Minnesota (coil facility)	September 30, 2015
Indianapolis, Indiana	January 29, 2016
Minneapolis, Minnesota (plate facility)	March 31, 2017
Detroit, Michigan	August 31, 2017
Duluth, Minnesota	December 21, 2017
St. Paul, Minnesota	May 25, 2018
Milan, Illinois	August 12, 2018

13.	Income Taxes:

The components of the Company’s provision (benefit) for income taxes from continuing operations were as follows:

	As of December 31,
(in thousands)	2014	2013	2012
Current:
Federal	$4,859	$6,207	$8,058
State and local	657	1,265	1,021
	5,516	7,472	9,079
Deferred	(2,566)	(2,195)	(1,217)
Income tax provision	$2,950	$5,277	$7,862

The components of the Company’s short and long-term deferred income taxes at December 31 are as follows:

(in thousands)	2014	2013
Deferred tax assets:
Inventory (excluding LIFO reserve)	$2,881	$2,588
Net operating loss and tax credit carryforwards	2,971	3,044
Allowance for doubtful accounts	519	585
Accrued expenses	7,642	7,459
Other	83	83
	14,096	13,759
Valuation reserve	(1,381)	(1,298)
Total deferred tax assets	12,715	12,461

Deferred tax liabilities:
LIFO reserve	(6,049)	(6,213)
Property and equipment	(22,684)	(24,339)
Intangibles	(14,930)	(15,259)
Other	24	(24)
Total deferred tax liabilities	(43,639)	(45,835)
Deferred tax liabilities, net	$(30,924)	$(33,374)

The deferred tax liability decreased by $125 thousand related to the interest rate swap.

The following table summarizes the activity related to the Company’s gross unrecognized tax benefits:

(in thousands)	2014	2013	2012

Balance as of January 1	$75	$112	$75
Decreases related to prior year tax positions	(17)	(37)	-
Increases related to current year tax positions	13	25	61
Decreases related to lapsing of statute of limitations	(13)	(25)	(24)
Balance as of December 31	$58	$75	$112

It is expected that the amount of unrecognized tax benefits will not materially change in the next twelve months. The tax years 2011 through 2013 remain open to examination by major taxing jurisdictions to which the Company is subject.

The Company recognized interest related to uncertain tax positions in income tax expense. As of December 31, 2014 and December 31, 2013, the Company had approximately $4 thousand of gross accrued interest related to uncertain tax positions, respectively.

The following table reconciles the U.S. federal statutory rate to the Company’s effective tax rate:

	2014	2013	2012
U.S. federal statutory rate	35.0%	35.0%	35.0%
State and local taxes, net of federal benefit	(1.6%)	3.0%	6.9%
Goodwill impairment	(52.0%)	-	22.7%
Valuation allowance	-	-	8.5%
Change in unrecognized tax benefits	(0.1%)	(0.2%)	-
All other, net	0.4%	3.0%	4.4%
Effective income tax rate	(18.3%)	40.8%	77.5%

Income taxes paid in 2014, 2013 and 2012 totaled $4.7 million, $7.6 million and $6.9 million, respectively. Some subsidiaries of the Company’s consolidated group file state tax returns on a separate company basis and have state net operating loss carryforwards expiring over the next seven to 20 years. A valuation allowance is recorded to reduce certain deferred tax assets to the amount that is more likely than not to be realized.

14.	Shares Outstanding and Earnings Per Share:

Earnings per share have been calculated based on the weighted average number of shares outstanding as set forth below:

	For the years ended December 31,
(in thousands, except per share data)	2014	2013	2012

Weighted average basic shares outstanding	11,120	11,065	10,989
Assumed exercise of stock options and issuance of stock awards	-	9	6
Weighted average diluted shares outstanding	11,120	11,074	10,995

Net income (loss)	$(19,064)	$7,647	$2,277

Basic earnings (loss) per share	$(1.71)	$0.69	$0.21
Diluted earnings (loss) per share	$(1.71)	$0.69	$0.21

Anti-dilutive securities outstanding	-	201	194

15.	Segment Information:

The Company follows the accounting guidance that requires the utilization of a “management approach” to define and report the financial results of operating segments. The management approach defines operating segments along the lines used by the Company’s CODM to assess performance and make operating and resource allocation decisions. The Company’s CODM evaluates performance and allocates resources based primarily on operating income (loss). The Company’s operating segments are based on internal management reporting.

The Company operates in two reportable segments: flat products and tubular and pipe products. Through its flat products segment, the Company sells and distributes large volumes of processed carbon, coated, aluminum and stainless flat-rolled sheet, coil and plate products. Through its tubular and pipe products segment, the Company distributes metal tubing, pipe, bar, valve and fittings and fabricates pressure parts supplied to various industrial markets. In recent years, the Company has increased its participation in the stainless and aluminum markets, which the Company refers to as specialty metals. As a result, based on how the CODM is expected to make decisions, assess performance and allocate resources in the future, the Company is expect to disclose three reportable segments beginning in the first quarter of 2015. The segments will be flat products, tubular and pipe products, and specialty metals.

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

The following table provides financial information by segment and reconciles the Company’s operating income by segment to the consolidated income before income taxes for the years ended December 31, 2014, 2013 and 2012. The Company assesses the performance of the segments based on operating income.

	For the Year Ended
	December 31,
(in thousands)	2014	2013	2012
Net sales
Flat products	$1,191,731	$1,026,769	$1,138,063
Tubular and pipe products	244,539	236,562	245,638
Total net sales	$1,436,270	$1,263,331	$1,383,701

Depreciation and amortization
Flat products	$15,055	$16,883	$16,065
Tubular and pipe products	5,624	5,308	4,795
Corporate	101	50	-
Total depreciation and amortization	$20,780	$22,241	$20,860

Operating income
Flat products	$12,415	$12,106	$13,613
Tubular and pipe products	10,185	14,981	17,997
Corporate	(7,972)	(7,432)	(6,578)
Goodwill impairment (a)	(23,836)	-	(6,583)
Total operating income (loss)	$(9,208)	$19,655	$18,449
Asset impairment charge of joint venture real estate	-	-	(36)
Other income (loss), net	(126)	(28)	83
Income (loss) before interest and income taxes	(9,334)	19,627	18,496
Interest and other expense on debt	6,780	6,703	8,357
Income (loss) before income taxes	$(16,114)	$12,924	$10,139

(a)	The goodwill impairment in 2014 related to the tubular and pipe products segment. The goodwill impairment in 2012 related the to flat products segment's Southern region.

(in thousands)	2014	2013	2012
Capital expenditures
Flat products	$4,540	$3,794	$17,004
Tubular and pipe products	3,273	11,616	6,369
Corporate	21	688	-
Total capital expenditures	$7,834	$16,098	$23,373

Goodwill
Flat products	$500	$500
Tubular and pipe products	16,451	40,287
Total goodwill	$16,951	$40,787

Assets
Flat products	$496,253	$473,397
Tubular and pipe products	203,937	223,314
Corporate	558	638
Total assets	$700,748	$697,349

There were no material revenue transactions between the flat products and tubular and pipe products segments for the years ended December 31, 2014, 2013 and 2012.

The Company sells certain products internationally, primarily in Canada, Puerto Rico and Mexico. International sales have been immaterial to the consolidated financial results and to the individual segment’s results.

16.	Retirement Plans:

The Company’s retirement plans consist of two 401(k) plans covering certain non-union employees, two separate 401(k) plans covering all union employees, two profit sharing plans, a multi-employer pension plan covering certain CTI employees and a supplemental executive retirement plan (SERP) covering certain executive officers of the Company.

The 401(k) retirement plans allow eligible employees to contribute up to the statutory maximum. The Company’s non-union 401(k) matching contribution is determined annually by the Board of Directors and is based on a percentage of eligible employees’ earnings and contributions. For the non-union flat rolled segment’s 401(k) retirement plan, the Company matched one-half of each eligible employee’s contribution, limited to the first 6% of eligible compensation.

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

CTI contributes to the Multiemployer Plan under the terms of a collective bargaining agreement that covers certain of its union employees, and which expires May 31, 2015. CTI contributions to the Multiemployer Plan were immaterial for the years ended December 31, 2014 and 2013.

Retirement plan expense, which includes all Company 401(k), profit-sharing, SERP defined contributions and the Multiemployer Plan, amounted to $2.2 million, $2.2 million and $2.1 million for the years ended December 31, 2014, 2013 and 2012, respectively.

17.	Related-Party Transactions:

The Company’s Chief Executive Officer owns 50% of an entity that owns one of the Cleveland warehouses and leases it to the Company at a fair market value annual rental of $204 thousand. The lease expires on December 31, 2018 with four five-year renewal options.

Schedule II – Valuation and Qualifying Accounts

(in thousands)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year Ended December 31, 2012
Allowance for doubtful accounts	$1,727	$322	$-	$(452)	$1,597
Tax valuation reserve	$401	$799	$-	$-	$1,200

Year Ended December 31, 2013
Allowance for doubtful accounts	$1,597	$83	$-	$(161)	$1,519
Tax valuation reserve	$1,200	$98	$-	$-	$1,298

Year Ended December 31, 2014
Allowance for doubtful accounts	$1,519	$467	$-	$(638)	$1,348
Tax valuation reserve	$1,298	$83	$-	$-	$1,381

SUPPLEMENTAL FINANCIAL INFORMATION

Unaudited Quarterly Results of Operations

(in thousands, except per share amounts)

2014	1st	2nd	3rd	4th	Year

Net sales	$346,913	$386,047	$376,617	$326,693	$1,436,270
Operating income (loss) (a)	6,229	7,108	4,117	(26,662)	(9,208)
Income (loss) before income taxes	4,477	5,325	2,495	(28,411)	(16,114)
Net income (loss)	$2,777	$3,494	$1,556	$(26,891)	$(19,064)
Basic net income (loss) per share	$0.25	$0.32	$0.14	$(2.42)	$(1.71)
Weighted average shares outstanding - basic	11,089	11,089	11,120	11,127	11,120
Diluted net income (loss) per share	$0.25	$0.32	$0.14	$(2.42)	$(1.71)
Weighted average shares outstanding - diluted	11,090	11,089	11,120	11,127	11,120

Market price of common stock: (b)
High	$30.95	$29.58	$25.83	$21.39	$30.95
Low	25.84	20.88	20.57	15.75	15.75

2013	1st	2nd	3rd	4th	Year

Net sales	$338,064	$330,804	$303,990	$290,473	$1,263,331
Operating income (loss) (a)	9,581	6,024	4,174	(124)	19,655
Income (loss) before income taxes	7,906	4,315	2,484	(1,781)	12,924
Net income (loss)	$5,163	$2,525	$1,340	$(1,381)	$7,647
Basic net income (loss) per share	$0.47	$0.23	$0.12	$(0.12)	$0.69
Weighted average shares outstanding - basic	11,034	11,062	11,066	11,075	11,065
Diluted net income (loss) per share	$0.47	$0.23	$0.12	$(0.12)	$0.69
Weighted average shares outstanding - diluted	11,042	11,072	11,077	11,075	11,074

Market price of common stock: (b)
High	$25.39	$26.83	$29.48	$31.68	$31.68
Low	18.52	19.54	24.46	24.56	18.52

(a)

Operating income includes $365 of LIFO expense in 2014 and $3,572 of LIFO income in 2013 and a $23,836 goodwill impairment charge related to the Company's tubular and pipe products segment in the forth quarter of 2014.

(b)	Represents the high and low sales prices of our common stock as reported by the Nasdaq Global Select Market.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Evaluations required by Rule 13a-15 of the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Annual Report have been carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon such evaluations, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2014 in providing reasonable assurance that information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the rules and forms of the SEC.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

Information required by Item 10 as to the executive officers is provided in Part I of this Annual Report on Form 10-K and is incorporated by reference into this section. Other information required by Item 10 will be incorporated herein by reference to the information set forth in our definitive proxy statement for our 2015 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION

Information required by Item 11 will be incorporated herein by reference to the information set forth in our definitive proxy statement for our 2015 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by Item 12 will be incorporated herein by reference to the information set forth in our definitive proxy statement for our 2015 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by Item 13 will be incorporated herein by reference to the information set forth in our definitive proxy statement for our 2015 Annual Meeting of Shareholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by Item 14 will be incorporated herein by reference to the information set forth in our definitive proxy statement for our 2015 Annual Meeting of Shareholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) The following financial statements are included in Part II, Item 8:

Report of Independent Registered Public Accounting Firm

Management’s Report on Internal Control Over Financial Reporting

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2014, 2013 and 2012

Consolidated Balance Sheets as of December 31, 2014 and 2013

Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013 and 2012

Supplemental Disclosures of Cash Flow Information for the Years Ended December 31, 2014, 2013 and 2012

Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2014, 2013 and 2012

Notes to Consolidated Financial Statements for the Years Ended December 31, 2014, 2013 and 2012

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

OLYMPIC STEEL, INC.

February 26, 2015	By:	/s/ Richard T. Marabito
Richard T. Marabito,
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated and on the dates indicated.

February 26, 2015	/s/ Michael D. Siegal*
Michael D. Siegal
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

February 26, 2015	/s/ David A. Wolfort*
David A. Wolfort
President, Chief Operating Officer and Director

February 26, 2015	/s/ Richard T. Marabito*
Richard T. Marabito
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

February 26, 2015	/s/ Donald R. McNeeley *
Donald R. McNeeley
President of Chicago Tube and Iron and Director

February 26, 2015	/s/ Ralph M. Della Ratta, Jr. *
Ralph M. Della Ratta, Jr., Lead Director

February 26, 2015	/s/ Arthur F. Anton *
Arthur F. Anton, Director

February 26, 2015	/s/ Dirk A. Kempthorne *
Dirk A. Kempthorne, Director

February 26, 2015	/s/ James B. Meathe *
James B. Meathe, Director

February 26, 2015	/s/ Howard L. Goldstein *
Howard L. Goldstein, Director

* The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to the Powers of Attorney executed by the above-named officers and directors of the Company and filed with the Securities and Exchange Commission on behalf of such officers and directors.

By:	/s/ Richard T. Marabito	February 26, 2015
Richard T. Marabito, Attorney-in-Fact

OLYMPIC STEEL, INC.

INDEX TO EXHIBITS

Exhibit	Description	Reference
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

Incorporated by reference to Exhibit 4.25 to Registrant’s Form 8-K filed with the Commission on July 3, 2014 (Commission File No. 0-23320).
10.1 *	Olympic Steel, Inc. Stock Option Plan	Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 (Registration No. 33-73992) filed with the Commission on January 12, 1994.
10.8 *	Form of Management Retention Agreement for Senior Executive Officers of the Company	Incorporated by reference to Exhibit 10.8 to Registrant's Form 10-Q filed with the Commission on August 7, 2000 (Commission File No. 0-23320).
10.9 *	Form of Management Retention Agreement for Other Officers of the Company	Incorporated by reference to Exhibit 10.9 to Registrant's Form 10-Q filed with the Commission on August 7, 2000 (Commission File No. 0-23320).

Exhibit	Description	Reference

10.14 *	Olympic Steel, Inc. Executive Deferred Compensation Plan dated December 15, 2004	Incorporated by reference to Exhibit 10.14 to Registrant’s Form 10-K filed with the Commission on March 14, 2005 (Commission File No. 0-23320).
10.15 *	Form of Non-Solicitation Agreements	Incorporated by reference to Exhibit 10.15 to Registrant’s Form 8-K filed with the Commission on March 4, 2005 (Commission File No. 0-23320).
10.16 *	Form of Management Retention Agreement	Incorporated by reference to Exhibit 10.16 to Registrant’s Form 10-Q filed with the Commission on August 8, 2005 (Commission File No. 0-23320).
10.17 *	Supplemental Executive Retirement Plan Term Sheet	Incorporated by reference to Exhibit 99.1 to Registrant’s Form 8-K filed with the Commission on January 5, 2006 (Commission File No. 0-23320).
10.20 *	Olympic Steel, Inc. Supplemental Executive Retirement Plan	Incorporated by reference to Exhibit 10.20 to Registrant’s Form 8-K filed with the Commission on April 28, 2006 (Commission File No. 0-23320).
10.21 *	Olympic Steel, Inc. 2007 Omnibus Incentive Plan	Incorporated by reference to Exhibit 10.21 to Registrant’s Form 8-K filed with the Commission on May 3, 2007 (Commission File No. 0-23320).
10.27*	Form of Performance-Earned Restricted Stock Unit (PERS Unit) Agreement for Messrs. Siegal, Wolfort and Marabito.	Incorporated by reference to Exhibit 10.27 to Registrant’s Form 10-Q filed with the Commission on May 5, 2009 (Commission File No. 0-23320).
10.28*	Form of Performance-Earned Restricted Stock Unit (PERS Unit) Agreement for Mr. Manson and Ms. Potash.	Incorporated by reference to Exhibit 10.28 to Registrant’s Form 10-Q filed with the Commission on May 5, 2009 (Commission File No. 0-23320).
10.30 *	Olympic Steel, Inc. Senior Manager Compensation Plan	Incorporated by reference to Exhibit 10.30 to Registrant’s Form 10-Q filed with the Commission on May 6, 2011 (Commission File No. 0-23320).
10.31 *	David A. Wolfort Employment Agreement effective as of January 1, 2011	Incorporated by reference to Exhibit 10.31 to Registrant’s Form 10-Q filed with the Commission on May 6, 2011 (Commission File No. 0-23320).
10.32 *	Donald McNeeley Employment Agreement effective as of July 1, 2011	Incorporated by reference to Exhibit 10.32 to Registrant’s Form 10-Q filed with the Commission on November 4, 2011 (Commission File No. 0-23320).
10.33 *	Richard T. Marabito Employment Agreement effective as of November 23, 2011	Incorporated by reference to Exhibit 10.33 to Registrant’s Form 8-K filed with the Commission on November 23, 2011 (Commission File No. 0-23320).

Exhibit	Description	Reference

10.34 *	Form of RSU Agreements for Messrs. Siegal, Wolfort and Marabito.	Incorporated by reference to Exhibit 10.34 to Registrant’s Form 10-K filed with the Commission on February 23, 2012 (Commission File No. 0-23320).
10.35 *	Michael D. Siegal Employment Agreement effective as of December 1, 2012	Incorporated by reference to Exhibit 10.35 to Registrant’s Form 8-K filed with the Commission on November 21, 2012 (Commission File No. 0-23320).
10.36 *	Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.	Incorporated by reference to Exhibit 10.36 to Registrant’s Form 8-K filed with the Commission on December 30, 2014 (Commission File No. 0-23320).
21	List of Subsidiaries	Filed herewith
23	Consent of Independent Registered Public Accounting Firm	Filed herewith
24	Directors and Officers Powers of Attorney	Filed herewith
31.1	Certification of the Principal Executive Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of the Principal Financial Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Written Statement of Michael D. Siegal, Chairman and Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Written Statement of Richard T. Marabito, Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*      This exhibit is a management contract or compensatory plan or arrangement.