Form 10-Q
period 2015-03-31
OLYMPIC STEEL INC
filed 2015-05-01
CIK 917470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

( X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer ( )	Accelerated filer (X)
Non-accelerated filer ( )	Smaller reporting company ( )
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined Rule 12b-2 of the Exchange Act). Yes ( ) No (X)

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding as of April 30, 2015
Common stock, without par value	10,997,776

Olympic Steel, Inc.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Olympic Steel, Inc.

Consolidated Balance Sheets

(in thousands)

	As of
	March 31, 2015	December 31, 2014
	(unaudited)	(audited)
Assets
Cash and cash equivalents	$4,914	$2,238
Accounts receivable, net	151,477	123,804
Inventories, net (includes LIFO debit of $3,457 as of March 31, 2015 and $3,207 as of December 31, 2014)	280,266	311,108
Prepaid expenses and other	15,359	20,434
Assets held for sale	1,125	1,125
Total current assets	453,141	458,709
Property and equipment, at cost	366,754	366,989
Accumulated depreciation	(192,267)	(189,603)
Net property and equipment	174,487	177,386
Goodwill	16,951	16,951
Intangible assets, net	33,424	33,646
Other long-term assets	14,091	14,056
Total assets	$692,094	$700,748

Liabilities
Current portion of long-term debt	$3,530	$3,530
Accounts payable	97,308	91,252
Accrued payroll	9,457	10,224
Other accrued liabilities	24,989	26,971
Total current liabilities	135,284	131,977
Credit facility revolver	234,100	244,090
Other long-term liabilities	11,649	13,249
Deferred income taxes	29,104	30,651
Total liabilities	410,137	419,967
Shareholders' Equity
Preferred stock	-	-
Common stock	127,301	126,339
Accumulated other comprehensive loss	(1,185)	(549)
Retained earnings	155,841	154,991
Total shareholders' equity	281,957	280,781
Total liabilities and shareholders' equity	$692,094	$700,748

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Consolidated Statements of Comprehensive Income

For the Three Months Ended March 31,

(in thousands, except per share data)

	2015	2014
	(unaudited)
Net sales	$345,865	$346,913
Costs and expenses
Cost of materials sold (excludes items shown seperately below)	279,939	275,467
Warehouse and processing	22,537	21,360
Administrative and general	17,330	18,937
Distribution	9,301	9,856
Selling	5,891	6,518
Occupancy	2,710	2,870
Depreciation	4,590	5,454
Amortization	222	222
Total costs and expenses	342,520	340,684
Operating income	3,345	6,229
Other income (loss), net	(31)	2
Income before interest and income taxes	3,314	6,231
Interest and other expense on debt	1,563	1,754
Income before income taxes	1,751	4,477
Income tax provision	682	1,700
Net income	$1,069	$2,777
Net gain (loss) on cash flow hedges, net of tax of $397 at March 31, 2015 and $32 at March 31, 2014.	(636)	51
Total comprehensive income	$433	$2,828

Earnings per share:
Net income per share - basic	$0.10	$0.25
Weighted average shares outstanding - basic	11,195	11,089
Net income per share - diluted	$0.10	$0.25
Weighted average shares outstanding - diluted	11,195	11,090

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Consolidated Statements of Cash Flows

For the Three Months Ended March 31,

(in thousands)

	2015	2014
	(unaudited)
Cash flows from (used for) operating activities:
Net income	$1,069	$2,777
Adjustments to reconcile net income to net cash from (used for) operating activities -
Depreciation and amortization	5,007	6,011
Loss on disposition of property and equipment	-	12
Stock-based compensation	953	914
Other long-term assets	(230)	(851)
Other long-term liabilities	(3,783)	(199)
	3,016	8,664
Changes in working capital:
Accounts receivable	(27,673)	(34,618)
Inventories	30,842	2,508
Prepaid expenses and other	5,075	1,347
Accounts payable	1,091	2,889
Change in outstanding checks	4,964	(9,629)
Accrued payroll and other accrued liabilities	(2,747)	850
	11,552	(36,653)
Net cash from (used for) operating activities	14,568	(27,989)

Cash flows from (used for) investing activities:
Capital expenditures	(1,691)	(2,341)
Proceeds from disposition of property and equipment	-	7
Net cash used for investing activities	(1,691)	(2,334)

Cash flows from (used for) financing activities:
Credit facility revolver borrowings	112,410	115,525
Credit facility revolver repayments	(122,400)	(80,720)
Term loan repayments	-	(2,187)
Proceeds from exercise of stock options (including tax benefits) and employee stock purchases	9	137
Dividends paid	(220)	(219)
Net cash from (used for) financing activities	(10,201)	32,536

Cash and cash equivalents:
Net change	2,676	2,213
Beginning balance	2,238	3,186
Ending balance	$4,914	$5,399

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Supplemental Disclosures of Cash Flow Information

For the Three Months Ended March, 31

(in thousands)

	2015	2014
	(unaudited)

Interest paid	$1,413	$1,440
Income taxes paid	$39	$25

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Notes to Unaudited Consolidated Financial Statements

March 31, 2015

1.      Basis of Presentation:

The accompanying consolidated financial statements have been prepared from the financial records of Olympic Steel, Inc. and its wholly-owned subsidiaries (collectively, Olympic or the Company), without audit and reflect all normal and recurring adjustments which are, in the opinion of management, necessary to fairly state the results of the interim periods covered by this report. Year-to-date results are not necessarily indicative of 2015 annual results and these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. All significant intercompany transactions and balances have been eliminated in consolidation.

Commencing with the first quarter of 2015, the flat products segment has been separated into two reportable segments; carbon flat products and specialty metals flat products. Prior year financial information has been recast to reflect the new segment reporting structure. The Company now operates in three reportable segments; carbon flat products, specialty metals flat products, and tubular and pipe products. Through its carbon flat products segment, the Company sells and distributes large volumes of processed carbon and coated flat-rolled sheet, coil and plate products. Through its specialty metals flat products segment, the Company sells and distributes processed aluminum and stainless flat-rolled sheet and coil products, flat bar products and fabricated parts. Through its tubular and pipe products segment, the Company distributes metal tubing, pipe, bar, valve and fittings and fabricates pressure parts supplied to various industrial markets.

Corporate expenses are reported as a separate line item for segment reporting purposes. Corporate expenses include the unallocated expenses related to managing the entire Company (i.e., all three segments), including payroll expenses for certain personnel, expenses related to being a publicly traded entity such as board of directors expenses, audit expenses, and various other professional fees.

2.	Accounts Receivable:

Accounts receivable are presented net of allowances for doubtful accounts and unissued credits of $2.9 million as of March 31, 2015 and as of December 31, 2014. The allowance for doubtful accounts is maintained at a level considered appropriate based on historical experience and specific customer collection issues that have been identified. Estimations are based upon a calculated percentage of accounts receivable, which remains fairly level from year to year, and judgments about the probable effects of economic conditions on certain customers, which can fluctuate significantly from year to year. The Company cannot guarantee that the rate of future credit losses will be similar to past experience. The Company considers all available information when assessing the adequacy of its allowance for doubtful accounts and unissued credits each quarter.

3.	Inventories:

Inventories consisted of the following:

	Inventory as of
(in thousands)	March 31, 2015	December 31, 2014
Unprocessed	$218,019	$238,226
Processed and finished	62,247	72,882
Totals	$280,266	$311,108

The Company values certain of its tubular and pipe products inventory at the last-in, first-out (LIFO) method. At March 31, 2015 and December 31, 2014, approximately $46.5 million, or 16.6% of consolidated inventory, and $46.6 million, or 15.0% of consolidated inventory, respectively, was reported under the LIFO method of accounting. The cost of the remainder of the tubular and pipe products inventory is determined using a weighted average rolling first-in, first-out (FIFO) method.

During the three months ended March 31, 2015, the Company recorded $250 thousand of LIFO income as a result of the continued decline of metals pricing and expected lower inventory quantities in 2015. The LIFO income increased the Company’s inventory balance and decreased its cost of materials sold. In the first quarter of 2014, the Company did not record an adjustment for LIFO as comparative levels and pricing were anticipated through the remainder of 2014.

If the FIFO method had been in use, inventories would have been $3.5 million and $3.2 million lower than reported at March 31, 2015 and December 31, 2014, respectively.

4.           Goodwill and Intangible Assets:

During the fourth quarter of 2014, during its annual goodwill impairment testing, the Company concluded that the implied fair value of goodwill for the tubular and pipe products segment was less than its carrying value and a partial goodwill impairment of $23.8 million was recorded. Due to the inherent uncertainty associated with goodwill impairment testing and the assumptions and estimates used, actual results could differ materially from these assumptions and estimates. Although management believes the assumptions used in testing the Company’s reporting units’ goodwill for impairment were reasonable, it is possible that market and economic conditions could deteriorate further or not improve as expected. Additional declines in or a lack of recovery in market conditions from current levels, weaker than anticipated Company financial performance, or an increase in the market-based weighted average cost of capital, among other factors, could significantly impact the impairment analysis and may result in further goodwill impairment charges that, if incurred, could have a material adverse effect on the Company’s financial condition and results of operations. A 1% change to the weighted average cost of capital would impact the goodwill impairment by $16 million to $17 million and a 1% change in the terminal growth rate would impact the goodwill impairment by $10 million to $13 million.

Goodwill, by reportable segment, was as follows as of March 31, 2015 and December 31, 2014:

(in thousands)	Flat Products	Tubular and Pipe Products	Total
Balance as of December 31, 2014	$500	$16,451	$16,951
Acquisitions	-	-	-
Impairments	-	-	-
Balance as of March 31, 2015	$500	$16,451	$16,951

Intangible assets, net, consisted of the following as of March 31, 2015 and December 31, 2014:

	As of March 31, 2015
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net

Customer relationships - subject to amortization	$13,332	$(3,333)	$9,999
Trade name - not subject to amortization	23,425	-	23,425
	$36,757	$(3,333)	$33,424

	As of December 31, 2014
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net

Customer relationships - subject to amortization	$13,332	$(3,111)	$10,221
Trade name - not subject to amortization	23,425	-	23,425
	$36,757	$(3,111)	$33,646

The Company estimates that amortization expense for its intangible assets subject to amortization will be $889 thousand for the year ending December 31, 2015 and $889 thousand per year in each of the next five years.

5.             Debt:

The Company’s debt is comprised of the following components:

	As of
	March 31,	December 31,
(in thousands)	2015	2014
Asset-based revolving credit facility due June 30, 2019	$234,100	$244,090
Industrial revenue bond due April 1, 2018	3,530	3,530
Total debt	237,630	247,620
Less current amount	(3,530)	(3,530)
Total long-term debt	$234,100	$244,090

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

The ABL Credit Facility requires the Company to comply with various covenants, the most significant of which include: (i) until maturity of the ABL Credit Facility, if any commitments or obligations are outstanding and the Company’s availability is less than the greater of $30 million or 10.0% of the aggregate amount of revolver commitments ($36.5 million at March 31, 2015) then the Company must maintain a ratio of EBITDA minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00 for the most recent twelve fiscal month period; (ii) limitations on dividend payments; and (iii) restrictions on additional indebtedness. The Company has the option to borrow under its revolver based on the agent’s base rate plus a premium ranging from 0.00% to 0.25% or the London Interbank Offered Rate (LIBOR) plus a premium ranging from 1.25% to 3.00%.

As of March 31, 2015, the Company was in compliance with its covenants and had approximately $103 million of availability under the ABL Credit Facility.

As of March 31, 2015, $3.3 million of bank financing fees were included in “Prepaid expenses and other” and “Other long-term assets” on the accompanying Consolidated Balance Sheets. The financing fees are being amortized over the five-year term of the ABL Credit facility and are included in “Interest and other expense on debt” on the accompanying Consolidated Statements of Comprehensive Income.

In June 2012, the Company entered into a forward starting fixed rate interest rate hedge that commenced June 2013, in order to eliminate the variability of cash interest payments on $53.2 million of then outstanding LIBOR-based borrowings under the ABL Credit Facility. The hedge matures on June 1, 2016 and the notional amount is reduced monthly by $729 thousand. The hedged balance as of March 31, 2015 was $37.9 million. The interest rate hedge fixed the rate at 1.21% plus a premium ranging from 1.75% to 2.25%. Although the Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate hedge agreement, the Company anticipates performance by the counterparties.

As part of the Chicago Tube and Iron (CTI) acquisition in July 2011, the Company assumed approximately $5.9 million of Industrial Revenue Bond (IRB) indebtedness issued through the Stanly County, North Carolina Industrial Revenue and Pollution Control Authority. The bond matures in April 2018, with the option to provide principal payments annually on April 1st. On April 1, 2015, the Company paid an optional principal payment of $840 thousand. Since the IRB is remarketed annually, it is included in “Current portion of long-term debt” on the accompanying Consolidated Balance Sheets. Interest is payable monthly, with a variable rate that resets weekly. As a security for payment of the bonds, the Company obtained a direct pay letter of credit issued by JPMorgan Chase Bank, N.A. The letter of credit reduces annually by the principal reduction amount. The interest rate at March 31, 2015 was 0.14% for the IRB debt.

CTI entered into an interest rate swap agreement to reduce the impact of changes in interest rates on the above IRB. At March 31, 2015, the effect of the swap agreement on the bond was to fix the rate at 3.46%. The swap agreement matures in April 2018, and is reduced annually by the amount of the optional principal payments on the bond. The Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap agreement. However, the Company does not anticipate nonperformance by the counterparties.

6.             Derivative Instruments:

Metals swaps

During 2015 and 2014, the Company entered into nickel swaps indexed to the London Metal Exchange (LME) price of nickel with third-party brokers. In 2014, the Company entered into carbon swaps indexed to the New York Mercantile Exchange (NYMEX) price of U.S. Midwest Domestic Hot-Rolled Coil Steel with third-party brokers. The nickel and carbon swaps are treated as derivatives for accounting purposes. The Company entered into them to mitigate its customers’ risk of volatility in the price of metals. The outstanding nickel swaps have one to fourteen months remaining and the outstanding carbon swaps have one to nine months remaining. The swaps are settled with the brokers at maturity. The economic benefit or loss arising from the changes in fair value of the swaps is contractually passed through to the customer. The primary risk associated with the metals swaps is the ability of customers or third-party brokers to honor their agreements with the Company related to derivative instruments. If the customer or third-party brokers are unable to honor their agreements, the Company’s risk of loss is the fair value of the metals swaps.

While these derivatives are intended to help the Company manage risk, they have not been designated as hedging instruments. The periodic changes in fair value of the metals and embedded customer derivative instruments are included in “Cost of materials sold” in the Consolidated Statements of Comprehensive Income. The Company recognizes derivative positions with both the customer and the third party for the derivatives and classifies cash settlement amounts associated with them as part of “Cost of materials sold” in the Consolidated Statements of Comprehensive Income. The cumulative change in fair value of the metals swaps that have not yet been settled are included in “Other accrued liabilities”, and the embedded customer derivatives are included in “Accounts receivable, net” on the Consolidated Balance Sheets at March 31, 2015 and December 31, 2014.

In 2014, the Company entered into carbon swaps to mitigate its risk of volatility in the price of metals. The swaps are indexed to the NYMEX price of U.S. Midwest Domestic Hot-Rolled Coil Steel with third-party brokers. The outstanding carbon swaps have one to nine months remaining. The metals swaps are accounted for as cash flow hedges and are included in “Other accrued liabilities” and “Prepaid expenses and other” on the Consolidated Balance Sheet at March 31, 2015. The periodic change in fair value of the metals hedges are included in “Accumulated other comprehensive loss” on the Consolidated Balance Sheet at March 31, 2015.

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

Fixed rate interest rate hedge

In June 2012, the Company entered into a forward starting fixed rate interest rate hedge commencing July 2013 in order to eliminate the variability of cash interest payments on $53.2 million of the outstanding LIBOR-based borrowings under the ABL Credit Facility. The hedged balance as of March 31, 2015 was $37.9 million. The hedge matures on June 1, 2016 and the notional amount is reduced monthly by $729 thousand. The interest rate hedge fixed the rate at 1.21% plus a premium ranging from 1.25% to 1.75%. Although the Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate hedge agreement, the Company anticipates performance by the counterparties. The fixed rate interest rate hedge is accounted for as a cash flow hedging instrument for accounting purposes.

There was no net impact from the nickel swaps or embedded customer derivative agreements to the Company’s Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015 and 2014. The table below shows the total impact to the Company’s Consolidated Statements of Comprehensive Income through net income of the derivatives for the three months ended March 31, 2015 and 2014.

	Net Loss Recognized
	For the Three Months Ended March 31,
(in thousands)	2015	2014
Interest rate swap (CTI)	$(17)	$(29)
Fixed interest rate swap (ABL)	(99)	(124)
Metals swaps	(1,117)	655
Embedded customer derivatives	1,117	(655)
Total loss	$(116)	$(153)

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

During the three months ended March 31, 2015, there were no transfers of financial assets between Levels 1, 2 or 3 fair value measurements. There have been no changes in the methodologies used at March 31, 2015 since December 31, 2014. Following is a description of the valuation methodologies used for assets and liabilities measured at fair value as of March 31, 2015 and December 31, 2014:

Metals swaps and embedded customer derivatives – Determined by using Level 2 inputs that include the price of nickel indexed to the LME and the price of Hot-Rolled Coil Steel indexed to the NYMEX. The fair value is determined based on quoted market prices and reflects the estimated amounts the Company would pay or receive to terminate the nickel swaps.

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

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company:

	Value of Items Recorded at Fair Value
	As of March 31, 2015
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Metals swaps	$-	$1,350	$-	$1,350
Total assets at fair value	$-	$1,350	$-	$1,350

Liabilities:
Embedded customer derivative	$-	$1,350	$-	$1,350
Interest rate swap (CTI)	-	162	-	162
Fixed interest rate swap (ABL)	-	351	-	351
Total liabilities recorded at fair value	$-	$1,863	$-	$1,863

	Value of Items Not Recorded at Fair Value
	As of March 31, 2015
(in thousands)	Level 1	Level 2	Level 3	Total
Liabilities:
IRB	$3,530	$-	$-	$3,530
Revolver	-	234,100	-	234,100
Total liabilities not recorded at fair value	$3,530	$234,100	$-	$237,630

The value of the items not recorded at fair value represent the carrying value of the liabilities.

	Value of Items Recorded at Fair Value
	As of December 31, 2014
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Embedded customer derivative	$-	$487	$-	$487
Total assets at fair value	$-	$487	$-	$487

Liabilities:
Metals swaps	$-	$487	$-	$487
Interest rate swap (CTI)	-	178	-	178
Fixed interest rate swap (ABL)	-	386	-	386
Total liabilities recorded at fair value	$-	$1,051	$-	$1,051

	Value of Items Not Recorded at Fair Value
	As of December 31, 2014
(in thousands)	Level 1	Level 2	Level 3	Total
Liabilities:
IRB	$3,530	$-	$-	$3,530
Revolver	-	244,090	-	244,090
Total liabilities not recorded at fair value	$3,530	$244,090	$-	$247,620

The value of the items not recorded at fair value represent the carrying value of the liabilities.

The fair value of the IRB is determined using Level 1 inputs. The carrying value and the fair value of the IRB that qualify as financial instruments were $3.5 million at both March 31, 2015 and December 31, 2014.

The fair value of the revolver is determined using Level 2 inputs. The carrying value of the revolver was $234.1 million at March 31, 2015. The carrying value of the revolver was $244.1 at December 31, 2014. The Level 2 fair value of the Company's long-term debt was estimated using prevailing market interest rates on debt with similar credit worthiness, terms and maturities.

8.           Equity Plans:

Stock Options

The following table summarizes stock option activity during the three months ended March 31, 2015:

			Weighted Average	Aggregate Intrinsic
	Number of	Weighted Average	Remaining	Value
	Options	Exercise Price	Contractual Term	(in thousands)
Outstanding at December 31, 2014	20,170	$32.63
Granted	-	-
Exercised	-	-
Canceled	(1,000)	32.63
Outstanding at March 31, 2015	19,170	$32.63	2.08	$-
Exercisable at March 31, 2015	19,170	$32.63	2.08	$-

There were 7,000 options exercised during the three months ended March 31, 2014. The total intrinsic value of stock options exercised during the three months ended March 31, 2014 was $103 thousand. All options outstanding are vested as of March 31, 2015.

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

On March 1, 2015 and March 1, 2014, the Compensation Committee of the Company’s Board of Directors approved the grant of 4,639 and 2,544 restricted stock units (RSUs), respectively, to each non-employee Director. Subject to the terms of the Plan and the RSU agreement, the RSUs vest after one year of service (from the date of grant). The RSUs are not converted into shares of common stock until the director either resigns or is terminated from the Board of Directors.

The fair value of each RSU was estimated to be the closing price of the Company’s common stock on the date of the grant, which was $15.09 and $27.51 for the grants on March 1, 2015 and March 1, 2014, respectively.

The Company’s Senior Management Compensation Program includes an equity component in order to encourage more ownership of common stock by the senior management. The Senior Management Compensation Program imposes stock ownership requirements upon the participants. Each participant is required to own at least 750 shares of common stock for each year that the participant participates in the Senior Management Compensation Program. Any participant that fails to meet to the stock ownership requirements will be ineligible to receive any equity awards under the Company’s equity compensation plans, including the Plan, until the participant satisfies the ownership requirements. To assist participants in meeting the stock ownership requirements, on an annual basis, if a participant purchases 500 shares of common stock on the open market, the Company will award that participant 250 shares of common stock. During the three months ended March 31, 2015 and 2014 the Company matched 6,500 and 4,750 shares, respectively. Additionally, any participant who continues to comply with the stock ownership requirements as of the five-year, 10-year, 15-year, 20-year and 25-year anniversaries of the participant’s participation in the Senior Management Compensation Program will receive a restricted stock unit award with a dollar value of $25 thousand, $50 thousand, $75 thousand, $100 thousand and $100 thousand, respectively. Restricted stock unit awards will convert into the right to receive shares of common stock upon a participant’s retirement, or earlier upon the participant’s death or disability or upon a change in control of the Company.

Stock-based compensation expense recognized on RSUs for the three months ended March 31, 2015 and 2014, respectively, is summarized in the following table:

	For the Three Months Ended
	March 31,
	2015	2014
(in thousands, except per share data)
RSU expense before taxes	$231	$253
RSU expense after taxes	$141	$157
Impact per basic share	$0.01	$0.01
Impact per diluted share	$0.01	$0.01

All pre-tax charges related to RSUs were included in the caption “Administrative and general” on the accompanying Consolidated Statements of Comprehensive Income.

The following table summarizes the activity related to RSUs for the three months ended March 31, 2015:

			Aggregate
	Number of	Weighted Average	Intrinsic Value
	Shares	Granted Price	(in thousands)
Outstanding at December 31, 2014	238,023	$25.11
Granted	69,771	14.54
Converted into shares	(1,582)	16.92
Forfeited	-	-
Outstanding at March 31, 2015	306,212	$22.61	$-
Vested at March 31, 2015	277,696	$22.53	$-

During the three months ended March 31, 2015, 1,582 RSUs were converted into shares. No RSUs were converted into shares during the three months ended March 31, 2014.

9.           Income Taxes:

For the three months ended March 31, 2015, the Company recorded an income tax provision of $682 thousand, or 38.9%, compared to $1.7 million, or 38.0%, for the three months ended March 31, 2014.

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

10.           Shares Outstanding and Earnings Per Share:

Earnings per share have been calculated based on the weighted average number of shares outstanding as set forth below:

	For the Three Months Ended
	March 31,
(in thousands, except per share data)	2015	2014
Weighted average basic shares outstanding	11,195	11,089
Assumed exercise of stock options and issuance of stock awards	-	1
Weighted average diluted shares outstanding	11,195	11,090
Net income	$1,069	$2,777
Basic earnings per share	$0.10	$0.25
Diluted earnings per share	$0.10	$0.25
Anti-dilutive securities outstanding	283	199

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

Commencing with the first quarter of 2015, the flat products segment has been separated into two reportable segments; carbon flat products and specialty metals flat products. The flat products segments’ assets and resources are shared by the carbon and specialty metals segments and both segments’ products are stored in the shared facilities and processed on the shared equipment. As such, total assets and capital expenditures are reported in the aggregate for the flat products segments. Due to the shared assets and resources, certain of the flat products segment expenses are allocated between the carbon flat products segment and the specialty metals flat products segment based upon an established allocation methodology. Prior year financial information has been recast to reflect the new segment reporting structure.

The Company now operates in three reportable segments; carbon flat products, specialty metals flat products, and tubular and pipe products. Through its carbon flat products segment, the Company sells and distributes large volumes of processed carbon and coated flat-rolled sheet, coil and plate products. Through its specialty metals flat products segment, the Company sells and distributes processed aluminum and stainless flat-rolled sheet and coil products, flat bar products and fabricated parts. Through its tubular and pipe products segment, the Company distributes metal tubing, pipe, bar, valve and fittings and fabricates pressure parts supplied to various industrial markets.

Corporate expenses are reported as a separate line item for segment reporting purposes. Corporate expenses include the unallocated expenses related to managing the entire Company (i.e., all three segments), including payroll expenses for certain personnel, expenses related to being a publicly traded entity such as board of directors expenses, audit expenses, and various other professional fees.

The following table provides financial information by segment and reconciles the Company’s operating income by segment to the consolidated income before income taxes for the three months ended March 31, 2015 and 2014.

	For the Three Months Ended
	March 31,
(in thousands)	2015	2014
Net sales
Carbon flat products	$228,545	$239,715
Specialty metals flat products	52,631	46,138
Tubular and pipe products	64,689	61,060
Total net sales	$345,865	$346,913

Depreciation and amortization
Carbon flat products	$3,161	$4,022
Specialty metals flat products	160	195
Tubular and pipe products	1,466	1,434
Corporate	25	25
Total depreciation and amortization	$4,812	$5,676

Operating income
Carbon flat products	$350	$3,406
Specialty metals flat products	710	1,442
Tubular and pipe products	4,254	3,437
Corporate expenses	(1,969)	(2,056)
Total operating income	$3,345	$6,229
Other income (loss), net	(31)	2
Income before interest and income taxes	3,314	6,231
Interest and other expense on debt	1,563	1,754
Income before income taxes	$1,751	$4,477

	March 31,
(in thousands)	2015	2014
Capital expenditures
Flat products segments	$1,188	$1,017
Tubular and pipe products	503	1,320
Corporate	-	4
Total capital expenditures	$1,691	$2,341

	As of
	March 31,	December 31,
(in thouands)	2015	2014
Goodwill
Flat products segments	$500	$500
Tubular and pipe products	16,451	16,451
Total goodwill	$16,951	$16,951

Assets
Flat products segments	$483,796	$496,253
Tubular and pipe products	207,765	203,937
Corporate	533	558
Total assets	$692,094	$700,748

There were no material revenue transactions between the carbon flat products, specialty metals products, and tubular and pipe products segments.

The Company sells certain products internationally, primarily in Canada, Puerto Rico and Mexico. International sales are immaterial to the consolidated financial results and to the individual segments’ results.

12.           Recently Issued Accounting Updates:

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, “Interest – Imputation of Interest.” This ASU is part of the FASB’s Simplification Initiative and has been issued to reduce the complexity in the presentation of debt issuance costs. This new guidance requires companies to present debt issuance costs the same way they currently present debt discounts, as a direct deduction from the carrying value of that debt liability. The guidance is limited to simplifying the presentation of debt issuance costs and does not impact the recognition and measurement guidance for debt issuance costs. This ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted. The amendments of ASU No. 2015-03 must be applied retrospectively, where the balance sheet of each presented individual period is adjusted to indicate the period-specific impact of using the new guidance. The FASB considered that because both debt issuance costs and debt discounts are amortized using the effective interest method, there would be no effect on the income statement upon adoption of the amendments. The adoption of this ASU is not expected to impact the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” This ASU is a joint project initiated by the FASB and the International Accounting Standards Board to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. generally accepted accounting principles and International Financial Reporting Standards that will: remove inconsistencies and weaknesses in revenue requirements; provide a more robust framework for addressing revenue issues; improve comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets; provide more useful information to users of financial statements through improved disclosure requirements; and simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer. As originally proposed, the guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. On April 1, 2015, the FASB approved issuing an exposure draft on a one-year deferral of the effective date of the new revenue standard for both public and private companies. The Company is in the process of determining the method of adoption and assessing the impact of this ASU on its consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and accompanying notes contained herein and our consolidated financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2014. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed under Item 1A (Risk Factors) in our Annual Report on Form 10-K for the year ended December 31, 2014. The following section is qualified in its entirety by the more detailed information, including our financial statements and the notes thereto, which appear elsewhere in this Quarterly Report on Form 10-Q.

Forward-Looking Information

This Quarterly Report on Form 10-Q and other documents we file with the SEC contain various forward-looking statements that are based on current expectations, estimates, forecasts and projections about our future performance, business, our beliefs and management’s assumptions. In addition, we, or others on our behalf, may make forward-looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, conferences, webcasts, phone calls and conference calls. Words such as “may,” “will,” “anticipate,” “should,” “intend,” “expect,” “believe,” “estimate,” “project,” “plan,” “potential,” and “continue,” as well as the negative of these terms or similar expressions, are intended to identify forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those implied by such statements including, but not limited to:

●	general and global business, economic, financial and political conditions, including the ongoing effects of the global economic recovery;
●	competitive factors such as the availability, global production levels and pricing of metals, industry shipping and inventory levels and rapid fluctuations in customer demand and metals pricing;
●	cyclicality and volatility within the metals industry;
●	the strengthening of the U.S. dollar and the related impact on foreign steel pricing;
●	the increased levels of imported steel in the United States;
●	the availability and costs of transportation and logistical services;
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

Overview

We are a leading metals service center that now operates in three reportable segments; carbon flat products, specialty metals flat products, and tubular and pipe products. We provide metals processing and distribution services for a wide range of customers. Our flat products focus is on the direct sale and distribution of large volumes of processed carbon, stainless, aluminum and coated flat-rolled sheet, coil and plate products. In addition, we distribute metal tubing, pipe, bar, valves and fittings and fabricate pressure parts supplied to various industrial markets. Products that require more value-added processing generally have a higher gross profit. Accordingly, our overall gross profit is affected by, among other things, product mix, the amount of processing performed, the demand for and availability of metals, and volatility in selling prices and material purchase costs. We also perform toll processing of customer-owned metals. We sell certain products internationally, primarily in Canada, Puerto Rico and Mexico. International sales are immaterial to our consolidated financial results and to the individual segments’ results.

Our results of operations are affected by numerous external factors including, but not limited to: general and global business, economic, financial, banking and political conditions; fluctuations in the value of the U.S. dollar to foreign currencies, competition; metals pricing, demand and availability; energy prices; pricing and availability of raw materials used in the production of metals; global supply, the level of metals imported into the United States, and inventory held in the supply chain; customers’ ability to manage their credit line availability; and layoffs or work stoppages by our own, our suppliers’ or our customers’ personnel. The metals industry also continues to be affected by the global consolidation of our suppliers, competitors and end-use customers.

Like other metals service centers, we maintain substantial inventories of metals to accommodate the short lead times and just-in-time delivery requirements of our customers.  Accordingly, we purchase metals in an effort to maintain our inventory at levels that we believe to be appropriate to satisfy the anticipated needs of our customers based upon customer forecasts, historic buying practices, supply agreements with customers and market conditions.  Our commitments to purchase metals are generally at prevailing market prices in effect at the time we place our orders.  We have entered into nickel and carbon swaps at the request of our customers in order to mitigate our customers’ risk of volatility in the price of metals, and we have entered into metals hedges to mitigate our risk of volatility in the price of metals.  We have no long-term, fixed-price metals purchase contracts, except for commodity hedges.  When metals prices decline, customer demands for lower prices and our competitors’ responses to those demands could result in lower sale prices and, consequently, lower gross profits and earnings as we use existing metals inventory.  When metals prices increase, competitive conditions will influence how much of the price increase we can pass on to our customers.  To the extent we are unable to pass on future price increases in our raw materials to our customers, the net sales and gross profits of our business could be adversely affected.

At March 31, 2015, we employed approximately 1,801 people. Approximately 318 of the hourly plant personnel at the facilities listed below are represented by nine separate collective bargaining units. The table below shows the expiration dates of the collective bargaining agreements.

Facility	Expiration date
Romeoville, Illinois	May 31, 2015
Minneapolis coil, Minnesota	September 30, 2015
Indianapolis, Indiana	January 29, 2016
Minneapolis plate, Minnesota	March 31, 2017
Detroit, Michigan	August 31, 2017
Duluth, Minnesota	December 21, 2017
St. Paul, Minnesota	May 25, 2018
Milan, Illinois	August 12, 2018
Locust, North Carolina	March 4, 2020

We have never experienced a work stoppage and we believe that our relationship with employees is good. However, any prolonged work stoppages by our personnel represented by collective bargaining units could have a material adverse impact on our business, financial condition, results of operations and cash flows.

Reportable Segments

Commencing with the first quarter of 2015, the flat products segment has been separated into two reportable segments; carbon flat products and specialty metals flat products. Prior year financial information has been recast to reflect the new segment reporting structure. The Company now operates in three reportable segments; carbon flat products, specialty metals flat products, and tubular and pipe products. We follow the accounting guidance that requires the utilization of a “management approach” to define and report the financial results of operating segments. The management approach defines operating segments along the lines used by the chief operating decision maker, or CODM, to assess performance and make operating and resource allocation decisions. Our CODM evaluates performance and allocates resources based primarily on operating income. Our operating segments are based primarily on internal management reporting.

Due to the nature of the products sold in each segment, there are significant differences in the segments’ average selling price and the cost of materials sold. The tubular and pipe products segment generally has the highest average selling price among the three segments followed by the specialty metals flat products and carbon flat products segments. Due to the nature of the tubular and pipe products, we do not report tons sold or per ton information. Gross profit per ton is generally higher in the specialty metals flat products segment than the carbon flat products segment. Gross profit as a percentage of net sales is generally highest in the tubular and pipe products segment, followed by the carbon and specialty metals flat products segments.

Due to the differences in average selling prices, gross profit and gross profit percentage among the segments, a change in the mix of sales could impact total net sales, gross profit, and gross profit percentage. In addition, certain inventory in the tubular and pipe products segment is valued at the LIFO method. Adjustments to the LIFO inventory value are recorded to cost of materials sold and may impact the gross margin and gross margin percentage at the consolidated Company and tubular and pipe products segment levels.

Corporate expenses are reported as a separate line item for segment reporting purposes. Corporate expenses include the unallocated expenses related to managing the entire Company (i.e., all three segments), including payroll expenses for certain personnel, expenses related to being a publicly traded entity such as board of directors expenses, audit expenses, and various other professional fees.

Carbon flat products

The primary focus of our carbon flat products segment is on the direct sale and distribution of large volumes of processed carbon and coated flat-rolled sheet, coil and plate products. We act as an intermediary between metals producers and manufacturers that require processed metals for their operations. We serve customers in most metals consuming industries, including manufacturers and fabricators of transportation and material handling equipment, construction and farm machinery, storage tanks, environmental and energy generation equipment, automobiles, military vehicles and equipment, as well as general and plate fabricators and metals service centers. We distribute these products primarily through a direct sales force.

Specialty metals flat products

The primary focus of our specialty metals flat products segment is on the direct sale and distribution of processed stainless and aluminum flat-rolled sheet and coil products, flat bar products and fabricated parts. We act as an intermediary between metals producers and manufacturers that require processed metals for their operations. We serve customers in various industries, including manufacturers of food service and commercial appliances, agriculture equipment, transportation and automotive equipment. We distribute these products primarily through a direct sales force.

Combined, the carbon and specialty metals flat products segments have 25 strategically-located processing and distribution facilities in the United States and one in Monterrey, Mexico. Many of our facilities service both the carbon and the specialty metals flat products segments, and contain assets and resources are shared by the segments. Our geographic footprint allows us to focus on regional customers and larger national and multi-national accounts, primarily located throughout the midwestern, eastern and southern United States.

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

Results of Operations

The metals industry has experienced a significant decline in the price of metals during the first quarter of 2015 as a result of the strengthened U.S. dollar, a historically high level of imported materials arriving in the United States, low raw materials costs to produce metals, and an oversupply of metals. The price of hot-rolled carbon steel decreased approximately 20%, or $130 per ton, during the first quarter of 2015. Similarly, the price of stainless steel and aluminum decreased as well during the quarter. The price of metals has decreased at a greater rate than our cost of materials, as we historically hold approximately three months of metals in inventory. The decline in metals pricing, which has continued into the second quarter of 2015, has significantly pressured our profit margins.

Consolidated Operations

The following table presents consolidated operating results for the periods indicated (dollars are shown in thousands):

	For the Three Months Ended March 31,
	2015		2014
	$	% of net sales	$	% of net sales
Net sales	$345,865	100.0	$346,913	100.0
Cost of materials sold (a)	279,939	80.9	275,467	79.4
Gross profit (b)	65,926	19.1	71,446	20.6
Operating expenses (c)	62,581	18.1	65,217	18.8
Operating income	3,345	1.0	6,229	1.8
Other income (loss), net	(31)	-	2	-
Interest and other expense on debt	1,563	0.5	1,754	0.5
Income before income taxes	1,751	0.5	4,477	1.3
Income taxes	682	0.2	1,700	0.5
Net income	$1,069	0.3	$2,777	0.8

(a) Includes $250 of LIFO income for 2015. There was no LIFO impact recorded in the first quarter of 2014.

(b) Gross profit is calculated as net sales less the cost of materials sold.

(c) Operating expenses are calculated as total costs and expenses from the Statement of Comprehensive Income less the cost of materials sold.

Net sales decreased 0.3% to $345.9 million in the first quarter of 2015 from $346.9 million in the first quarter of 2014. Carbon flat products net sales were 66.1% of total net sales in the first quarter of 2015 compared to 69.1% of total net sales in the first quarter of 2014. Specialty metals products net sales were 15.2% of total net sales in the first quarter of 2015 compared to 13.3% of total net sales in the first quarter of 2014. Tubular and pipe products net sales were 18.7% of total net sales in the first quarter of 2015 compared to 17.6% of total net sales in the first quarter of 2014. The decrease in net sales was due to a 1.5% decrease in sales volume substantially offset by a 1.3% increase in selling prices during the first quarter of 2015 compared to the first quarter of 2014. Sales volume decreased in the carbon flat products segment, but increased in the specialty metals flat products and tubular and pipe products segments during the first quarter of 2015 compared to the first quarter of 2014. The average direct selling price decreased in the carbon flat products segment during the first quarter of 2015 compared to the first quarter of 2014, but increased in the specialty metals and tubular and pipe products segments.

Cost of materials sold increased 1.6% to $279.9 million in the first quarter of 2015 from $275.5 million in the first quarter of 2014. The increase in cost of materials sold in 2015 is primarily due to the increased mix of specialty metals and tubular and pipe products sold during the first quarter of 2015 compared to the first quarter of 2014, as well as the impact of higher costed material in inventory during the quarter.

As a percentage of net sales, gross profit (as defined in footnote (b) in the table above) decreased to 19.1% in the first quarter of 2015 compared to 20.6% in the first quarter of 2014. The $250 thousand of LIFO income in 2015 had no impact on the consolidated gross profit percentage. The decrease in the gross profit percentage is a result of the metals pricing declining faster than the cost of inventory, as we historically hold approximately three months of material in inventory. We expect our gross profit percentage in the second quarter of 2015 to decrease compared to the first quarter of 2015 as metals prices continue to be pressured.

Operating expenses in the first quarter of 2015 decreased $2.6 million, or 4.0%, to $62.6 million from $65.2 million in the first quarter of 2014. As a percentage of net sales, operating expenses decreased to 18.1% for the first quarter of 2015 from 18.8% in the comparable 2014 period. Operating expenses in the flat products segment decreased $3.4 million, operating expenses in the specialty metals products segment increased $17 thousand, operating expenses in the tubular and pipe products segment increased $873 thousand and Corporate expenses decreased $86 thousand. In 2015, we initiated a profit improvement program to reduce operating expenses and enhance margins. This plan includes among other initiatives, lowering distribution costs, and lowering labor and personnel expenses, as well as transportation and purchasing initiatives. During the first quarter of 2015, we successfully executed on those initiatives by reducing our operating expenses by $2.6 million through reductions in labor and personnel expenses, decreases in travel and entertainment expenses, and lowering distribution expenses.

Interest and other expense on debt totaled $1.6 million, or 0.5% of net sales, for the first quarter of 2015 compared to $1.8 million, or 0.5% of net sales, for the first quarter of 2014. Our effective borrowing rate, exclusive of deferred financing fees and commitment fees, was 2.1% for the first three months of 2015 compared to 2.4% for the first three months of 2014.

For the first quarter of 2015, income before income taxes totaled $1.8 million compared to $4.5 million in the first quarter of 2014.

An income tax provision of 38.9% was recorded for the first quarter of 2015, compared to 38.0% for the first quarter of 2014. Our tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment. We expect our effective tax rate to approximate 38% to 39% on an annual basis in 2015.

Net income for the first quarter of 2015 totaled $1.1 million or $0.10 per basic and diluted share, compared to $2.8 million or $0.25 per basic and diluted share for the first quarter of 2014.

Segment Operations

Carbon flat products

The following table presents selected operating results for our carbon flat products segment for the three months ended March 31, 2015 and 2014 (dollars are shown in thousands, except for per ton information):

	For the Three Months Ended March 31,
	2015		2014
		% of net sales		% of net sales
Direct tons sold	247,958		258,688
Toll tons sold	27,740		23,663
Total tons sold	275,698		282,351

Net sales	$228,545	100.0	$239,715	100.0
Average selling price per ton	829		849
Cost of materials sold	188,415	82.4	193,090	80.5
Gross profit (a)	40,130	17.6	46,625	19.5
Operating expenses (b)	39,780	17.4	43,219	18.0
Operating income	$350	0.2	$3,406	1.5

(a) Gross profit is calculated as net sales less the cost of materials sold.

(b) Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Tons sold by our flat products segment decreased 2.4% to 276 thousand in the first quarter of 2015 from 282 thousand in the first quarter of 2014. The decrease in tons sold is due to decreased customer demand and lower industry-wide shipments in the first quarter of 2015 compared to the first quarter of 2014.

Net sales in our flat products segment decreased 4.7% to $228.5 million in the first quarter of 2015 from $239.7 million in the first quarter of 2014. The decrease in sales was due to a 2.4% decrease in sales volume as well as a 2.4% decrease in the average selling prices during the first quarter of 2015 compared to the first quarter of 2014. Average selling prices in the first quarter of 2015 were $829 per ton, compared with $849 per ton in the first quarter of 2014 and $839 per ton in the fourth quarter of 2014. The decrease in the average selling price is a result of the market dynamics discussed in the overview of Results of Operations above.

Cost of materials sold decreased 2.4% to $188.4 million in the first quarter of 2015 from $193.1 million in the first quarter of 2014. The decrease was due to the decrease in sales volume during the first quarter of 2015 compared to the first quarter of 2014.

As a percentage of net sales, gross profit (as defined in footnote (a) in the table above) decreased to 17.6% in the first quarter of 2015 compared to 19.5% in the first quarter of 2014. The decrease in the gross profit percentage is a result of steel pricing declining faster than the cost of inventory, as we historically hold approximately three months of material in inventory. Gross profit per ton decreased $20 per ton to $145 per ton in the first quarter of 2015 from $165 per ton in the first quarter of 2014.

Operating expenses in the first quarter of 2015 decreased $3.4 million, or 8.0%, to $39.8 million from $43.2 million in the first quarter of 2014. Variable operating expenses, such as distribution and warehouse and processing, decreased as a result of lower sales volume and net sales. Occupancy expenses decreased as a result of decreased heating and snow removal expenses. Selling and administrative and general expenses decreased as a result of the profit improvement plan discussed above. Depreciation expense decreased as a result of certain assets becoming fully depreciated in 2014. As a percentage of net sales, operating expenses decreased to 17.4% for the first quarter of 2015 compared to 18.0% for first quarter of 2014.

Operating income for the first quarter of 2015 totaled $350 thousand, or 0.2% of net sales, compared to operating income of $3.4 million, or 1.5% of net sales for the first quarter of 2014.

Specialty metals flat products

The following table presents selected operating results for our specialty metals flat products segment for the three months ended March 31, 2015 and 2014 (dollars are shown in thousands, except for per ton information):

	For the Three Months Ended March 31,
	2015		2014
		% of net sales		% of net sales
Total tons sold	18,560		16,932

Net sales	$52,631	100.0	$46,138	100.0
Average selling price per ton	2,836		2,725
Cost of materials sold	47,427	90.1	40,219	87.2
Gross profit (a)	5,204	9.9	5,919	12.8
Operating expenses (b)	4,494	8.5	4,477	9.7
Operating income	$710	1.4	$1,442	3.1

(a) Gross profit is calculated as net sales less the cost of materials sold.
(b) Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Tons sold by our specialty metals flat products segment increased 9.6% to 19 thousand in the first quarter of 2015 from 17 thousand in the first quarter of 2014. The increase in tons sold is due to increased demand from existing customers and from the impact of new business awards in the first quarter of 2015 compared to the first quarter of 2014 and our growth in market share in specialty metals.

Net sales in our specialty metals flat products segment increased 14.1% to $52.6 million in the first quarter of 2015 from $46.1 million in the first quarter of 2014. The increase in sales was due to a 9.6% increase in sales volume as well as 4.1% higher average selling prices during the first quarter of 2015 compared to the first quarter of 2014. Average selling prices in the first quarter of 2015 were $2,836 per ton, compared with $2,725 per ton in the first quarter of 2014 and $2,896 per ton in the fourth quarter of 2014. The increase in the year over year average selling price per ton is a result of the mix of products sold in the comparative periods, including higher aluminum tons and increased value-added processing provided to our customers at a higher average selling price during the first quarter of 2015, offset slightly as sequential market dynamics continue to pressure metals pricing.

Cost of materials sold increased 17.9% to $47.4 million in the first quarter of 2015 from $40.2 million in the first quarter of 2014. The increase was due to a 9.6% increase in sales volume and a 7.6% increase in the average cost of materials during the first quarter of 2015 compared to the first quarter of 2014.

As a percentage of net sales, gross profit (as defined in footnote (a) in the table above) decreased to 9.9% in the first quarter of 2015 from 12.8% in the first quarter of 2014. The decrease in the gross profit percentage is a result of declining stainless steel and aluminum pricing during the first quarter of 2015.

Operating expenses in the first quarter of 2015 increased $17 thousand, or 0.4%, to $4.49 million from $4.48 million in the first quarter of 2014. Variable operating expenses, such as distribution and warehouse and processing increased 7.8% as a result of higher sales volume. All other operating expenses decreased. As a percentage of net sales, operating expenses decreased to 8.5% for the first quarter of 2015 compared to 9.7% for the first quarter of 2014.

Operating income for the first quarter of 2015 totaled $710 thousand, or 1.4% of net sales, compared to $1.4 million, or 3.1% of net sales, for the first quarter of 2014.

Tubular and pipe products

The following table presents selected operating results for our tubular and pipe products segment for the three months ended March 31, 2015 and 2014 (dollars are shown in thousands):

	For the Three Months Ended March 31,
	2015		2014
		% of net sales		% of net sales
Net sales	$64,689	100.0	$61,060	100.0
Cost of materials sold (a)	44,097	68.2	42,158	69.0
Gross profit (b)	20,592	31.8	18,902	31.0
Operating expenses (c)	16,338	25.3	15,465	25.3
Operating income	$4,254	6.5	$3,437	5.7

(a) Includes $250 of LIFO income for 2015. There was no LIFO impact recorded in the first quarter of 2014.
(b) Gross profit is calculated as net sales less the cost of materials sold.
(c) Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Net sales increased 5.9% to $64.7 million in the first quarter of 2015 from $61.1 million in the first quarter of 2014. The increase is a result of a 0.3% increase in volume and a 5.6% increase in the pipe and tube products segment average selling prices over the first quarter of 2014. The increase in net sales was due to increased value-added sales, which carry a higher average selling price.

Cost of materials sold increased 4.6% to $44.1 million in the first quarter of 2015 from $42.2 million in the first quarter of 2014. The increase in cost of materials sold is primarily a result of increased value-added sales offset by the impact of LIFO income of $250 thousand which was recorded in the first quarter of 2015. There was no LIFO income or expense recorded in the first quarter of 2014.

As a percentage of net sales, gross profit (as defined in footnote (b) in the table above) totaled 31.8% in the first quarter of 2015 compared to 31.0% in the first quarter of 2014. As a percentage of net sales, the $250 thousand LIFO income in 2015 increased current year gross profit by 0.4%.

Operating expenses in the first quarter of 2015 increased $873 thousand, or 5.6%, to $16.3 million from $15.5 million in the first quarter of 2014. The increase was primarily related to warehouse labor and overhead costs associated with inventory processing. More labor and overhead costs were charged to expense and less were capitalized to inventory in the first quarter of 2015 compared to the first quarter of 2014, as finished goods inventory levels were lower at March 31, 2015 than December 31 and March 31 of 2014. Selling expense increased due to increased sales volumes and depreciation expense increased as a result of recent investments in processing equipment. Operating expenses remained flat at 25.3% of net sales in the first quarter of 2015 and 2014.

Operating income for the first quarter 2015 totaled $4.3 million, or 6.5% of net sales, compared to $3.4 million, or 5.7% of net sales, for the first quarter of 2014.

Corporate expenses

Corporate expenses decreased $86 thousand to $2.0 million in the first quarter of 2015 compared to $2.1 million in the first quarter of 2014. Corporate expenses include the unallocated expenses related to managing the entire Company, (i.e. all three segments) including payroll expenses for certain personnel, expenses related to being a publicly traded entity such as board of directors expenses, audit expenses, and various other professional fees.

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

Operating Activities

For the three months ended March 31, 2015, we generated $14.6 million of net cash from operations, of which $3.0 million was generated from operating activities and $11.6 million was generated from a smaller working capital investment. For the three months ended March 31, 2014, we used $28.0 million of net cash from operations, of which $8.7 million was generated from operating activities and $36.7 million was used for working capital.

Net cash from operations totaled $3.0 million during the first quarter of 2015 and was generated from net income of $1.1 million, depreciation and amortization of $5.0 million, and stock-based compensation of $1.0 million, offset by a decrease in net long-term assets and liabilities of $4.0 million. Net cash from operations totaled $8.7 million during the first quarter of 2014 and was primarily generated from net income of $2.8 million and depreciation and amortization of $6.0 million.

Working capital at March 31, 2015 totaled $317.9 million, an $8.9 million decrease from December 31, 2014. The decrease was primarily attributable to a $30.8 million, or 9.9%, decrease in inventories (resulting from decreased inventory purchases and increased sales in the first quarter of 2015 compared to the fourth quarter of 2014) and a $6.1 million increase in accounts payable and outstanding checks, offset by a $27.7 million increase in accounts receivable (resulting from higher sales normally experienced in the first quarter of 2015 compared to the lower sales in the fourth quarter).

Investing Activities

Net cash used for investing activities was $1.7 million during the three months ended March 31, 2015, compared to $2.3 million during the three months ended March 31, 2014. The 2015 capital expenditures were attributable to additional processing equipment at our existing facilities. In 2015, we expect capital spending to be less than $12 million.

Financing Activities

During the first three months of 2015, $10.2 million of cash was used for financing activities, which primarily consisted of $10.0 million of net repayments under our ABL Credit Facility.

Dividends paid were $0.2 million for both the three months ended March 31, 2015 and March 31, 2014. In April 2015, our Board of Directors approved a regular quarterly dividend of $0.02 per share, which will be paid on June 15, 2015 to shareholders of record as of June 1, 2015. Regular dividend distributions in the future are subject to the availability of cash, the $2.5 million annual limitation on cash dividends under our ABL Credit Facility and continuing determination by our Board of Directors that the payment of dividends remains in the best interest of our shareholders.

Debt Arrangements

On June 30, 2014, the Company amended the ABL Credit Facility. The ABL Credit Facility amendment provides for, among other things: (i) a reduction in the applicable margin for loans under the Company’s Loan and Security Agreement; (ii) a consolidation of the previous $315.0 million revolver and then outstanding $44.5 million term loan into a $365 million revolving credit facility; (iii) the removal of the Company’s real estate as collateral for borrowings; and (iv) the extension of the maturity date until June 30, 2019. Revolver borrowings are limited to the lesser of a borrowing base, comprised of eligible receivables and inventories, or $365 million in the aggregate. The ABL Credit Facility matures on June 30, 2019.

The ABL Credit Facility requires the Company to comply with various covenants, the most significant of which include: (i) until maturity of the ABL Credit Facility, if any commitments or obligations are outstanding and the Company’s availability is less than the greater of $30 million or 10.0% of the aggregate amount of revolver commitments ($36.5 million at March 31, 2015) then the Company must maintain a ratio of EBITDA minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00 for the most recent twelve fiscal month period; (ii) limitations on dividend payments; and (iii) restrictions on additional indebtedness. The Company has the option to borrow under its revolver based on the agent’s base rate plus a premium ranging from 0.00% to 0.25% or the London Interbank Offered Rate (LIBOR) plus a premium ranging from 1.25% to 3.00%.

As of March 31, 2015, the Company was in compliance with its covenants and had approximately $103 million of availability under the ABL Credit Facility.

As of March 31, 2015, $3.3 million of bank financing fees were included in “Prepaid expenses and other” and “Other long-term assets” on the accompanying Consolidated Balance Sheets. The financing fees are being amortized over the five-year term of the ABL Credit facility and are included in “Interest and other expense on debt” on the accompanying Consolidated Statements of Comprehensive Income.

In June 2012, the Company entered into a forward starting fixed rate interest rate hedge that commenced June 2013, in order to eliminate the variability of cash interest payments on $53.2 million of then outstanding LIBOR-based borrowings under the ABL Credit Facility. The hedge matures on June 1, 2016 and the notional amount is reduced monthly by $729 thousand. The remaining hedged balance as of March 31, 2015 was $37.9 million. The interest rate hedge fixed the rate at 1.21% plus a premium ranging from 1.75% to 2.25%. Although the Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate hedge agreement, the Company anticipates performance by the counterparties.

As part of the CTI acquisition in July 2011, the Company assumed approximately $5.9 million of Industrial Revenue Bond (IRB) indebtedness issued through the Stanly County, North Carolina Industrial Revenue and Pollution Control Authority. The bond matures in April 2018, with the option to provide principal payments annually on April 1st. On April 1, 2015, the Company paid an optional principal payment of $840 thousand. Since the IRB is remarketed annually, it is included in “Current portion of long-term debt” on the accompanying Consolidated Balance Sheets. Interest is payable monthly, with a variable rate that resets weekly. As a security for payment of the bonds, the Company obtained a direct pay letter of credit issued by JPMorgan Chase Bank, N.A. The letter of credit reduces annually by the principal reduction amount. The interest rate at March 31, 2015 was 0.14% for the IRB debt.

CTI entered into an interest rate swap agreement to reduce the impact of changes in interest rates on the above IRB. At March 31, 2015, the effect of the swap agreement on the bond was to fix the rate at 3.46%. The swap agreement matures in April 2018, and is reduced annually by the amount of the optional principal payments on the bond. The Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap agreement. However, the Company does not anticipate nonperformance by the counterparties.

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

We review our financial reporting and disclosure practices and accounting practices quarterly to ensure they provide accurate and transparent information relative to the current economic and business environment. For further information regarding the accounting policies that we believe to be critical accounting policies that affect our more significant judgments and estimates used in preparing our consolidated financial statements, see Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our principal raw materials are carbon, coated and stainless steel, and aluminum, pipe and tube, flat rolled coil, sheet and plate that we typically purchase from multiple primary metals producers. The metals industry as a whole is cyclical and, at times, pricing and availability of metals can be volatile due to numerous factors beyond our control, including general domestic and international economic conditions, the levels of metals imported into the United States, labor costs, sales levels, competition, levels of inventory held by other metals service centers, consolidation of metals producers, new global capacity by metals producers, higher raw material costs for the producers of metals, import duties and tariffs and currency exchange rates. This volatility can significantly affect the availability and cost of raw materials for us.

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

Approximately 50.7% and 51.3% of our consolidated net sales in the first three months of 2015 and 2014, respectively were directly related to industrial machinery and equipment manufacturers and their fabricators.

Inflation generally affects us by increasing the cost of employee wages and benefits, transportation services, processing equipment, energy and borrowings under our credit facility. General inflation, excluding increases in the price of steel and increased distribution expense, has not had a material effect on our financial results during the past two years.

We are exposed to the impact of fluctuating metals prices and interest rate changes. During 2015 and 2014, we entered into nickel and carbon swaps at the request of customers. While these derivatives are intended to be effective in helping us manage risk, they have not been designated as hedging instruments. For certain customers, we enter into contractual relationships that entitle us to pass-through the economic effect of trading positions that we take with other third parties on our customers’ behalf. The cumulative mark-to-market impact of these derivatives is $1.35 million. We are exposed to credit loss in the event of nonperformance by the other parties to the nickel and carbon swaps. However, we do not anticipate nonperformance by the counterparties. In the fourth quarter of 2014, we entered into carbon swaps in order to mitigate the volatility in the price of metals. The cumulative mark-to-market impact of the carbon swaps is $1.38 million. The carbon swaps are accounted for as cash flow hedges.

Our primary interest rate risk exposure results from variable rate debt. We have the option to enter into 30- to 180-day fixed base rate LIBOR loans under the ABL Credit Facility. As part of the CTI acquisition we assumed an interest rate swap agreement on the $5.9 million of IRB. The swap agreement matures in April 2018, but the notional amount may be reduced annually by the amount of the optional principal payments on the IRB. In June 2012, we entered into a forward starting fixed rate interest rate hedge commencing July 2013 in order to eliminate the variability of cash interest payments on approximately $53.2 million of the outstanding LIBOR-based borrowings under the ABL Credit Facility. The hedged balance as of March 31, 2015 was $37.9 million. The hedge matures on June 1, 2016 and the notional amount is reduced monthly by the principal payments on the term loan. The fixed rate interest rate hedge is accounted for as a cash flow hedging instrument for accounting purposes. We are exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap and fixed interest rate hedge agreements. However, we do not anticipate nonperformance by the counterparties.

Item 4. Controls and Procedures

The evaluation required by Rule 13a-15 of the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q has been carried out under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. These disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in reports that are filed with or submitted to the SEC is: (i) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2015, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during the first quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Items 1, 1A, 2, 3, 4 and 5 of this Part II are either inapplicable or are answered in the negative and are omitted pursuant to the instructions to Part II.

Item 6. Exhibits

Exhibit	Description of Document	Reference

10.1	Amendment to Form of Management Retention Agreement for Senior Executive Officers of the Company	Filed herewith

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLYMPIC STEEL, INC.
(Registrant)

Date: May 1, 2015	By:	/s/ Michael D. Siegal
Michael D. Siegal
Chairman of the Board and Chief Executive Officer

By:	/s/ Richard T. Marabito
Richard T. Marabito
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description of Document	Reference

10.1	Amendment to Form of Management Retention Agreement for Senior Executive Officers of the Company	Filed herewith

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document