Form 10-Q
period 2015-06-30
OLYMPIC STEEL INC
filed 2015-08-06
CIK 917470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

( X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer ( )	Accelerated filer (X)
Non-accelerated filer ( )	Smaller reporting company ( )
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined Rule 12b-2 of the Exchange Act). Yes ( ) No (X)

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 6, 2015
Common stock, without par value	11,000,559

Olympic Steel, Inc.

Index to Form 10-Q

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Olympic Steel, Inc.

Consolidated Balance Sheets

(in thousands)

	As of
	June 30, 2015	December 31, 2014
	(unaudited)	(audited)
Assets
Cash and cash equivalents	$6,926	$2,238
Accounts receivable, net	137,712	123,804
Inventories, net (includes LIFO debit of $3,857 as of June 30, 2015 and $3,207 as of December 31, 2014)	243,460	311,108
Prepaid expenses and other	11,454	20,434
Assets held for sale	-	1,125
Total current assets	399,552	458,709
Property and equipment, at cost	369,219	366,989
Accumulated depreciation	(196,821)	(189,603)
Net property and equipment	172,398	177,386
Goodwill	500	16,951
Intangible assets, net	25,202	33,646
Other long-term assets	14,688	14,056
Total assets	$612,340	$700,748

Liabilities
Current portion of long-term debt	$2,690	$3,530
Accounts payable	72,704	91,252
Accrued payroll	9,700	10,224
Other accrued liabilities	20,066	26,971
Total current liabilities	105,160	131,977
Credit facility revolver	209,395	244,090
Other long-term liabilities	12,412	13,249
Deferred income taxes	25,114	30,651
Total liabilities	352,081	419,967
Shareholders' Equity
Preferred stock	-	-
Common stock	127,662	126,339
Accumulated other comprehensive loss	(763)	(549)
Retained earnings	133,360	154,991
Total shareholders' equity	260,259	280,781
Total liabilities and shareholders' equity	$612,340	$700,748

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Consolidated Statements of Comprehensive Income

(in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
	(unaudited)
Net sales	$315,251	$386,047	$661,116	$732,960
Costs and expenses
Cost of materials sold (excludes items shown separately below)	255,838	311,421	535,777	586,888
Warehouse and processing	21,722	23,785	44,259	45,145
Administrative and general	16,014	18,146	33,343	37,082
Distribution	9,568	10,990	18,870	20,846
Selling	4,900	6,483	10,791	13,001
Occupancy	2,306	2,426	5,016	5,296
Depreciation	4,628	5,466	9,218	10,921
Amortization	222	222	444	444
Goodwill and intangible asset impairment	24,451	-	24,451	-
Total costs and expenses	339,649	378,939	682,169	719,623
Operating income (loss)	(24,398)	7,108	(21,053)	13,337
Other income (loss), net	(26)	(4)	(58)	(2)
Income (loss) before interest and income taxes	(24,424)	7,104	(21,111)	13,335
Interest and other expense on debt	1,471	1,779	3,033	3,532
Income (loss) before income taxes	(25,895)	5,325	(24,144)	9,803
Income tax provision (benefit)	(3,635)	1,831	(2,953)	3,532
Net income (loss)	$(22,260)	$3,494	$(21,191)	$6,271
Net gain on cash flow hedge	71	42	107	124
Tax effect on interest rate hedge	(27)	(16)	(41)	(48)
Total comprehensive income (loss)	$(22,216)	$3,520	$(21,125)	$6,347

Earnings per share:
Net income (loss) per share - basic	$(1.99)	$0.32	$(1.89)	$0.57
Weighted average shares outstanding - basic	11,201	11,089	11,198	11,089
Net income (loss) per share - diluted	$(1.99)	$0.32	$(1.89)	$0.57
Weighted average shares outstanding - diluted	11,201	11,089	11,198	11,090

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Consolidated Statements of Cash Flows

For the Six Months Ended June 30,

(in thousands)

	2015	2014
	(unaudited)
Cash flows from (used for) operating activities:
Net income (loss)	$(21,191)	$6,271
Adjustments to reconcile net income (loss) to net cash from (used for) operating activities -
Depreciation and amortization	10,052	12,035
Goodwill and intangible asset impairment	24,451	-
Loss on disposition of property and equipment	-	12
Stock-based compensation	1,309	1,341
Insurance recovery receivable	-	(205)
Other long-term assets	(1,022)	(1,244)
Other long-term liabilities	(6,590)	(703)
	7,009	17,507
Changes in working capital:
Accounts receivable	(13,908)	(48,326)
Inventories	67,648	(24,583)
Prepaid expenses and other	10,105	2,906
Accounts payable	(25,008)	26,704
Change in outstanding checks	6,460	(5,311)
Accrued payroll and other accrued liabilities	(7,427)	1,048
	37,870	(47,562)
Net cash from (used for) operating activities	44,879	(30,055)

Cash flows from (used for) investing activities:
Capital expenditures	(4,233)	(5,124)
Proceeds from disposition of property and equipment	3	7
Net cash used for investing activities	(4,230)	(5,117)

Cash flows from (used for) financing activities:
Credit facility revolver borrowings	209,247	318,336
Credit facility revolver repayments	(243,942)	(230,628)
Term loan repayments	-	(48,854)
Industrial revenue bond repayments	(840)	(810)
Credit facility fees and expenses	-	(1,041)
Proceeds from exercise of stock options (including tax benefits) and employee stock purchases	14	127
Dividends paid	(440)	(439)
Net cash from (used for) financing activities	(35,961)	36,691

Cash and cash equivalents:
Net change	4,688	1,519
Beginning balance	2,238	3,186
Ending balance	$6,926	$4,705

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Supplemental Disclosures of Cash Flow Information

For the Six Months Ended June 30,

(in thousands)

	2015	2014
	(unaudited)

Interest paid	$2,704	$3,015
Income taxes paid	$413	$2,427

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Notes to Unaudited Consolidated Financial Statements

June 30, 2015

1.      Basis of Presentation:

The accompanying consolidated financial statements have been prepared from the financial records of Olympic Steel, Inc. and its wholly-owned subsidiaries (collectively, Olympic or the Company), without audit and reflect all normal and recurring adjustments which are, in the opinion of management, necessary to fairly state the results of the interim periods covered by this report. Year-to-date results are not necessarily indicative of 2015 annual results and these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. All intercompany transactions and balances have been eliminated in consolidation.

Commencing with the first quarter of 2015, the flat products segment has been separated into two reportable segments; carbon flat products and specialty metals flat products. Prior year financial information has been recast to reflect the new segment reporting structure. The Company now operates in three reportable segments; carbon flat products, specialty metals flat products, and tubular and pipe products. Through its carbon flat products segment, the Company sells and distributes large volumes of processed carbon and coated flat-rolled sheet, coil and plate products, and fabricated parts. Through its specialty metals flat products segment, the Company sells and distributes processed aluminum and stainless flat-rolled sheet and coil products, flat bar products and fabricated parts. Through its tubular and pipe products segment, the Company distributes metal tubing, pipe, bar, valve and fittings and fabricates pressure parts supplied to various industrial markets.

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

Accounts receivable are presented net of allowances for doubtful accounts and unissued credits of $3.0 million and $2.9 million as of June 30, 2015 and December 31, 2014, respectively. The allowance for doubtful accounts is maintained at a level considered appropriate based on historical experience and specific customer collection issues that have been identified. Estimations are based upon a calculated percentage of accounts receivable, which remains fairly level from year to year, and judgments about the probable effects of economic conditions on certain customers, which can fluctuate significantly from year to year. The Company cannot guarantee that the rate of future credit losses will be similar to past experience. The Company considers all available information when assessing the adequacy of its allowance for doubtful accounts and unissued credits each quarter.

3.	Inventories:

Inventories consisted of the following:

	Inventory as of
(in thousands)	June 30, 2015	December 31, 2014
Unprocessed	$186,522	$238,226
Processed and finished	56,938	72,882
Totals	$243,460	$311,108

The Company values certain of its tubular and pipe products inventory under the last-in, first-out (LIFO) method. At June 30, 2015 and December 31, 2014, approximately $45.2 million, or 18.6% of consolidated inventory, and $46.6 million, or 15.0% of consolidated inventory, respectively, was reported under the LIFO method of accounting. The cost of the remainder of the tubular and pipe products inventory is determined using a weighted average rolling first-in, first-out (FIFO) method.

For the six months ended June 30, 2015, the Company recorded $650 thousand of LIFO income as a result of expected year-over-year decreases in carbon, nickel and base stainless steel pricing and expected lower inventory quantities at December 31, 2015. Of the $650 thousand LIFO income, $400 thousand was recorded in the second quarter of 2015. The LIFO income increased the Company’s inventory balance and decreased its cost of materials sold.

For the three and six months ended June 30, 2014, the Company recorded $400 thousand of LIFO expense as projections at that time anticipated increased pricing of inventory for the remainder of 2014.

If the FIFO method had been in use, inventories would have been $3.9 million and $3.2 million lower than reported at June 30, 2015 and December 31, 2014, respectively.

4.           Goodwill and Intangible Assets:

In accordance with the Accounting Standards Codification (ASC), an impairment test of goodwill and indefinitely lived intangible assets is performed at least annually or more frequently if changes in circumstances or the occurrence of events indicate potential impairment. Events or changes in circumstances that could trigger an impairment review include significant nonperformance relative to the expected historical or projected future operating results, significant changes in the manner of the use of the acquired assets or the strategy for the overall business or significant negative industry or economic trends.

During the first six months of 2015, the metals industry has experienced a significant decline in the price of metals as a result of the strengthened U.S. dollar, a historically high level of imported materials arriving in the United States, low raw materials costs to produce metals, and an oversupply of metals.  The price of hot-rolled carbon steel has decreased approximately 22%, or $130 per ton, since December 31, 2014. As a result, the Company determined that a triggering event occurred in the Company’s tubular and pipe products segment during the second quarter of 2015. The challenging market conditions have negatively impacted the segment’s recent financial performance and the decrease of the Company’s market capitalization led the Company to perform the two-step quantitative impairment test by comparing the fair value of the tubular and pipe products segment with its carrying value. The Company engaged an independent third party valuation expert to assist with the completion of the goodwill and indefinitely lived intangible asset impairment testing.

The asset impairment testing determined that the carrying value of the operations was in excess of the fair value and indefinitely lived intangible asset and goodwill impairments were identified. The Company concluded that the indefinitely lived intangible asset, Trade name, was partially impaired and the impairment in the amount of $8 million was recorded in the second quarter of 2015. The determination of fair value of the reporting units used to perform the first step of the impairment test requires judgment and involves significant estimates and assumptions about the expected future cash flows and the impact of market conditions on those assumptions. Due to the inherent uncertainty associated with these estimates, actual results could differ materially from these estimates. Although management believes the assumptions used in testing the Company’s reporting units’ indefinitely lived intangible assets and goodwill for impairment are reasonable, it is possible that market and economic conditions could deteriorate further or not improve as expected. Additional declines in or a lack of recovery in market conditions from current levels, weaker than anticipated Company financial performance, or an increase in the market-based weighted average cost of capital, among other factors, could significantly impact the impairment analysis and may result in further indefinitely lived intangible assets impairment charges that, if incurred, could have a material adverse effect on the Company’s financial condition and results of operations.

Based on the second step of the impairment test, the Company concluded that the implied fair value of goodwill for the tubular and pipe products segment was less than its carrying value and a full goodwill impairment of $16.5 million was recorded at June 30, 2015.

Goodwill, by reportable segment, was as follows as of June 30, 2015 and December 31, 2014:

(in thousands)	Flat Products	Tubular and Pipe Products	Total
Balance as of December 31, 2014	$500	$16,451	$16,951
Acquisitions	-	-	-
Impairments	-	(16,451)	(16,451)
Balance as of June 30, 2015	$500	$-	$500

Intangible assets, net, consisted of the following as of June 30, 2015 and December 31, 2014:

	As of June 30, 2015
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Impairments	Intangible Assets, Net

Customer relationships - subject to amortization	$13,332	$(3,555)	$-	$9,777
Trade name - not subject to amortization	23,425	-	(8,000)	15,425
	$36,757	$(3,555)	$(8,000)	$25,202

	As of December 31, 2014
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Impairments	Intangible Assets, Net

Customer relationships - subject to amortization	$13,332	$(3,111)	$-	$10,221
Trade name - not subject to amortization	23,425	-	-	23,425
	$36,757	$(3,111)	$-	$33,646

Due to the impairment of the tubular and pipe segment’s goodwill, a triggering event occurred for the intangible assets subject to amortization and an impairment test was completed. The test revealed no impairment to the Company’s intangible assets subject to amortization. The Company estimates that amortization expense for its intangible assets subject to amortization will be $889 thousand for the year ending December 31, 2015 and $889 thousand per year in each of the next five years.

5.             Debt:

The Company’s debt is comprised of the following components:

	As of
	June 30,	December 31,
(in thousands)	2015	2014
Asset-based revolving credit facility due June 30, 2019	$209,395	$244,090
Industrial revenue bond due April 1, 2018	2,690	3,530
Total debt	212,085	247,620
Less current amount	(2,690)	(3,530)
Total long-term debt	$209,395	$244,090

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

The ABL Credit Facility requires the Company to comply with various covenants, the most significant of which include: (i) until maturity of the ABL Credit Facility, if any commitments or obligations are outstanding and the Company’s availability is less than the greater of $30 million or 10.0% of the aggregate amount of revolver commitments ($36.5 million at June 30, 2015) then the Company must maintain a ratio of EBITDA minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00 for the most recent twelve fiscal month period; (ii) limitations on dividend payments; and (iii) restrictions on additional indebtedness. The Company has the option to borrow under its revolver based on the agent’s base rate plus a premium ranging from 0.00% to 0.25% or the London Interbank Offered Rate (LIBOR) plus a premium ranging from 1.25% to 3.00%.

As of June 30, 2015, the Company was in compliance with its covenants and had approximately $93.1 million of availability under the ABL Credit Facility.

As of June 30, 2015, $3.1 million of bank financing fees were included in “Prepaid expenses and other” and “Other long-term assets” on the accompanying Consolidated Balance Sheets. The financing fees are being amortized over the five-year term of the ABL Credit facility and are included in “Interest and other expense on debt” on the accompanying Consolidated Statements of Comprehensive Income.

In June 2012, the Company entered into a forward starting fixed rate interest rate hedge that commenced June 2013, in order to eliminate the variability of cash interest payments on $53.2 million of the then outstanding LIBOR-based borrowings under the ABL Credit Facility. The hedge matures on June 1, 2016 and the notional amount is reduced monthly by $729 thousand. The hedged balance as of June 30, 2015 was $35.7 million. The interest rate hedge fixed the rate at 1.21% plus a premium ranging from 1.75% to 2.25%. Although the Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate hedge agreement, the Company anticipates performance by the counterparties.

As part of the Chicago Tube and Iron (CTI) acquisition in July 2011, the Company assumed approximately $5.9 million of Industrial Revenue Bond (IRB) indebtedness issued through the Stanly County, North Carolina Industrial Revenue and Pollution Control Authority. The bond matures in April 2018, with the option to provide principal payments annually on April 1st. On April 1, 2015, the Company paid an optional principal payment of $840 thousand. Since the IRB is remarketed annually, it is included in “Current portion of long-term debt” on the accompanying Consolidated Balance Sheets. Interest is payable monthly, with a variable rate that resets weekly. As a security for payment of the bonds, the Company obtained a direct pay letter of credit issued by JPMorgan Chase Bank, N.A. The letter of credit reduces annually by the principal reduction amount. The interest rate at June 30, 2015 was 0.17% for the IRB debt.

CTI entered into an interest rate swap agreement to reduce the impact of changes in interest rates on the above IRB. At June 30, 2015, the effect of the swap agreement on the bond was to fix the rate at 3.46%. The swap agreement matures in April 2018, and is reduced annually by the amount of the optional principal payments on the bond. The Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap agreement. However, the Company does not anticipate nonperformance by the counterparties.

6.          Derivative Instruments:

Metals swaps

During 2015 and 2014, the Company entered into nickel swaps indexed to the London Metal Exchange (LME) price of nickel with third-party brokers. In 2014, the Company entered into carbon swaps indexed to the New York Mercantile Exchange (NYMEX) price of U.S. Midwest Domestic Hot-Rolled Coil Steel with third-party brokers. The nickel and carbon swaps are treated as derivatives for accounting purposes and are included in “Other accrued liabilities” and “Prepaid expenses and other” on the Consolidated Balance Sheet at June 30, 2015. The Company entered into them to mitigate its customers’ risk of volatility in the price of metals. The outstanding nickel swaps have one to eleven months remaining and the outstanding carbon swaps have one to six months remaining. The swaps are settled with the brokers at maturity. The economic benefit or loss arising from the changes in fair value of the swaps is contractually passed through to the customer. The primary risk associated with the metals swaps is the ability of customers or third-party brokers to honor their agreements with the Company related to derivative instruments. If the customer or third-party brokers are unable to honor their agreements, the Company’s risk of loss is the fair value of the metals swaps.

While these derivatives are intended to help the Company manage risk, they have not been designated as hedging instruments. The periodic changes in fair value of the metals and embedded customer derivative instruments are included in “Cost of materials sold” in the Consolidated Statements of Comprehensive Income. The Company recognizes derivative positions with both the customer and the third party for the derivatives and classifies cash settlement amounts associated with them as part of “Cost of materials sold” in the Consolidated Statements of Comprehensive Income. The cumulative change in fair value of the metals swaps that have not yet been settled are included in “Other accrued liabilities”, and the embedded customer derivatives are included in “Accounts receivable, net” on the Consolidated Balance Sheets at June 30, 2015 and December 31, 2014.

In 2014, the Company entered into carbon swaps to mitigate its risk of volatility in the price of metals. The swaps are indexed to the NYMEX price of U.S. Midwest Domestic Hot-Rolled Coil Steel with third-party brokers. The outstanding carbon swaps have one to six months remaining. The metals swaps are accounted for as cash flow hedges and are included in “Other accrued liabilities” and “Prepaid expenses and other” on the Consolidated Balance Sheet at June 30, 2015. The periodic change in fair value of the metals hedges are included in “Accumulated other comprehensive loss” on the Consolidated Balance Sheet at June 30, 2015. The impact of the mark-to-market adjustment on settled hedges is recorded in “Cost of materials sold” in the accompanying Consolidated Statements of Comprehensive Income. The impact was $823 thousand of expense for the three and six months ended June 30, 2015.

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

Fixed rate interest rate hedge

In June 2012, the Company entered into a forward starting fixed rate interest rate hedge commencing July 2013 in order to eliminate the variability of cash interest payments on $53.2 million of the outstanding LIBOR-based borrowings under the ABL Credit Facility. The hedged balance as of June 30, 2015 was $35.7 million. The hedge matures on June 1, 2016 and the notional amount is reduced monthly by $729 thousand. The interest rate hedge fixed the rate at 1.21% plus a premium ranging from 1.25% to 1.75%. Although the Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate hedge agreement, the Company anticipates performance by the counterparties. The fixed rate interest rate hedge is accounted for as a cash flow hedging instrument for accounting purposes.

There was no net impact from the nickel swaps or embedded customer derivative agreements to the Company’s Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2015 and 2014. The table below shows the total impact to the Company’s Consolidated Statements of Comprehensive Income through net income of the derivatives for the three and six months ended June 30, 2015 and 2014.

	Net Gain (Loss) Recognized
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Interest rate swap (CTI)	$(18)	$(18)	$(35)	$(47)
Fixed interest rate swap (ABL)	(95)	(121)	(194)	(245)
Metals swaps	(270)	1,117	(1,387)	1,772
Embedded customer derivatives	270	(1,117)	1,387	(1,772)
Total loss	$(113)	$(139)	$(229)	$(292)

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

During the six months ended June 30, 2015, there were no transfers of financial assets between Levels 1, 2 or 3 fair value measurements. There have been no changes in the methodologies used at June 30, 2015 since December 31, 2014. Following is a description of the valuation methodologies used for assets and liabilities measured at fair value as of June 30, 2015 and December 31, 2014:

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

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company:

	Value of Items Recorded at Fair Value
	As of June 30, 2015
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Metals swaps	$-	$1,020	$-	$1,020
Total assets at fair value	$-	$1,020	$-	$1,020

Liabilities:
Embedded customer derivative	$-	$1,020	$-	$1,020
Interest rate swap (CTI)	-	144	-	144
Fixed interest rate swap (ABL)	-	279	-	279
Total liabilities recorded at fair value	$-	$1,443	$-	$1,443

	Value of Items Recorded at Fair Value
	As of December 31, 2014
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Embedded customer derivative	$-	$487	$-	$487
Total assets at fair value	$-	$487	$-	$487

Liabilities:
Metals swaps	$-	$487	$-	$487
Interest rate swap (CTI)	-	178	-	178
Fixed interest rate swap (ABL)	-	386	-	386
Total liabilities recorded at fair value	$-	$1,051	$-	$1,051

The fair value of the IRB is determined using Level 1 inputs. The carrying value and the fair value of the IRB that qualify as financial instruments were $2.7 million and $3.5 million at June 30, 2015 and December 31, 2014, respectively.

The fair value of the revolver is determined using Level 2 inputs. The carrying value of the revolver was $209.4 million at June 30, 2015. The carrying value of the revolver was $244.1 million at December 31, 2014. The Level 2 fair value of the Company's long-term debt was estimated using prevailing market interest rates on debt with similar credit worthiness, terms and maturities.

The following table presents information about the Company’s assets and liabilities that were not measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company:

	Value of Items Not Recorded at Fair Value
	As of June 30, 2015
(in thousands)	Level 1	Level 2	Level 3	Total
Liabilities:
IRB	$2,690	$-	$-	$2,690
Revolver	-	209,395	-	209,395
Total liabilities not recorded at fair value	$2,690	$209,395	$-	$212,085

The value of the items not recorded at fair value represent the carrying value of the liabilities.

	Value of Items Not Recorded at Fair Value
	As of December 31, 2014
(in thousands)	Level 1	Level 2	Level 3	Total
Liabilities:
IRB	$3,530	$-	$-	$3,530
Revolver	-	244,090	-	244,090
Total liabilities not recorded at fair value	$3,530	$244,090	$-	$247,620

The value of the items not recorded at fair value represent the carrying value of the liabilities.

The table below shows assets measured at fair value on a nonrecurring basis. The fair value of goodwill and the trade name are determined using Level 3 inputs. Refer to note 4 for additional discussion.

Assets Measured at Fair Value on a Nonrecurring Basis
(in thousands)	6/30/2015	Level 1	Level 2	Level 3	Total Gain / (Loss)

Goodwill (tubular and pipe products segment)	$-	$-	$-	$-	$(16,451)
Trade name (tubular and pipe products segment)	15,425	-	-	15,425	(8,000)
Total	$15,425	$-	$-	$15,425	$(24,451)

8.           Equity Plans:

Stock Options

The following table summarizes stock option activity during the six months ended June 30, 2015:

			Weighted Average	Aggregate Intrinsic
	Number of	Weighted Average	Remaining	Value
	Options	Exercise Price	Contractual Term	(in thousands)
Outstanding at December 31, 2014	20,170	$32.63
Granted	-	-
Exercised	-	-
Canceled	(1,000)	32.63
Outstanding at June 30, 2015	19,170	$32.63	1.83	$-
Exercisable at June 30, 2015	19,170	$32.63	1.83	$-

During the six months ended June 30, 2015 no options were exercised. All options outstanding are vested as of June 30, 2015. There were 7,000 options exercised during the six months ended June 30, 2014. The total intrinsic value of stock options exercised during the six months ended June 30, 2014 was $103 thousand.

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

The Company’s Senior Management Compensation Program includes an equity component in order to encourage more ownership of common stock by the senior management. The Senior Management Compensation Program imposes stock ownership requirements upon the participants. Each participant is required to own at least 750 shares of common stock for each year that the participant participates in the Senior Management Compensation Program. Any participant that fails to meet the stock ownership requirements will be ineligible to receive any equity awards under the Company’s equity compensation plans, including the Plan, until the participant satisfies the ownership requirements. To assist participants in meeting the stock ownership requirements, on an annual basis, if a participant purchases 500 shares of common stock on the open market, the Company will award that participant 250 shares of common stock. During the six months ended June 30, 2015 and 2014 the Company matched 7,750 shares and 7,250 shares, respectively. Additionally, any participant who continues to comply with the stock ownership requirements as of the five-year, 10-year, 15-year, 20-year and 25-year anniversaries of the participant’s participation in the Senior Management Compensation Program will receive a restricted stock unit award with a dollar value of $25 thousand, $50 thousand, $75 thousand, $100 thousand and $100 thousand, respectively. Restricted stock unit awards will convert into the right to receive shares of common stock upon a participant’s retirement, or earlier upon the participant’s death or disability or upon a change in control of the Company.

Stock-based compensation expense recognized on RSUs for the three and six months ended June 30, 2015 and 2014, respectively, is summarized in the following table:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2015	2014	2015	2014
RSU expense before taxes	$311	$268	$542	$521
RSU expense after taxes	$191	$176	$317	$333
Impact per basic share	$0.02	$0.02	$0.03	$0.03
Impact per diluted share	$0.02	$0.02	$0.03	$0.03

All pre-tax charges related to RSUs were included in the caption “Administrative and general” on the accompanying Consolidated Statements of Comprehensive Income.

The following table summarizes the activity related to RSUs for the six months ended June 30, 2015:

			Aggregate
	Number of	Weighted Average	Intrinsic Value
	Shares	Granted Price	(in thousands)
Outstanding at December 31, 2014	238,023	$25.11
Granted	69,771	14.54
Converted into shares	(2,437)	18.87
Forfeited	-	-
Outstanding at June 30, 2015	305,357	$22.61	$-
Vested at June 30, 2015	280,915	$22.55	$-

During the six months ended June 30, 2015 and June 30, 2014, 2,437 and 1,250 RSUs were converted into shares, respectively.

9.           Income Taxes:

For the three months ended June 30, 2015, the Company recorded an income tax benefit of $3.6 million, or 14.0%, compared to income tax expense of $1.8 million, or 34.4%, for the three months ended June 30, 2014. During the three months ended June 30, 2015, the Company recorded a $16.5 million goodwill impairment charge pertaining to its tubular and pipe products segment. This non-deductible impairment charge reduced the Company’s effective tax rate by 24.5% for the three months ended June 30, 2015.

For the six months ended June 30, 2015, the Company recorded an income tax benefit of $3.0 million, or 12.2% compared to an income tax provision of $3.5 million, or 36.0%, for the six months ended June 30, 2014. The lower effective tax rate for the six months ended June 30, 2015 was a result of the non-deductible goodwill impairment charge discussed above. This impairment charge reduced the Company’s effective tax rate by 26.2% for the six months ended June 30, 2015.

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

10.           Shares Outstanding and Earnings Per Share:

Earnings per share have been calculated based on the weighted average number of shares outstanding as set forth below:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2015	2014	2015	2014
Weighted average basic shares outstanding	11,201	11,089	11,198	11,089
Assumed exercise of stock options and issuance of stock awards	-	-	-	1
Weighted average diluted shares outstanding	11,201	11,089	11,198	11,090
Net income (loss)	$(22,260)	$3,494	$(21,191)	$6,271
Basic earnings (loss) per share	$(1.99)	$0.32	$(1.89)	$0.57
Diluted earnings (loss) per share	$(1.99)	$0.32	$(1.89)	$0.57
Anti-dilutive securities outstanding	-	200	-	200

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

The Company now operates in three reportable segments; carbon flat products, specialty metals flat products, and tubular and pipe products. Through its carbon flat products segment, the Company sells and distributes large volumes of processed carbon and coated flat-rolled sheet, coil and plate products and fabricated parts. Through its specialty metals flat products segment, the Company sells and distributes processed aluminum and stainless flat-rolled sheet and coil products, flat bar products and fabricated parts. Through its tubular and pipe products segment, the Company distributes metal tubing, pipe, bar, valve and fittings and fabricates pressure parts supplied to various industrial markets.

Corporate expenses are reported as a separate line item for segment reporting purposes. Corporate expenses include the unallocated expenses related to managing the entire Company (i.e., all three segments), including payroll expenses for certain personnel, expenses related to being a publicly traded entity such as board of directors expenses, audit expenses, and various other professional fees.

The following table provides financial information by segment and reconciles the Company’s operating income by segment to the consolidated income before income taxes for the three and six months ended June 30, 2015 and 2014.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands)	2015	2014	2015	2014
Net sales
Carbon flat products	$209,207	$263,209	$437,752	$502,924
Specialty metals flat products	52,715	56,996	105,346	103,134
Tubular and pipe products	53,329	65,842	118,018	126,902
Total net sales	$315,251	$386,047	$661,116	$732,960

Depreciation and amortization
Carbon flat products	$3,147	$4,023	$6,308	$8,047
Specialty metals flat products	190	207	350	402
Tubular and pipe products	1,488	1,432	2,953	2,866
Corporate	25	25	51	50
Total depreciation and amortization	$4,850	$5,687	$9,662	$11,365

Operating income (loss)
Carbon flat products	$(602)	$5,513	$(251)	$8,919
Specialty metals flat products	(270)	902	440	2,344
Tubular and pipe products	2,504	2,853	6,758	6,290
Corporate expenses	(1,579)	(2,160)	(3,549)	(4,216)
Goodwill and intangible asset impairment (a)	(24,451)	-	(24,451)	-
Total operating income (loss)	$(24,398)	$7,108	$(21,053)	$13,337
Other income (loss), net	(26)	(4)	(58)	(2)
Income (loss) before interest and income taxes	(24,424)	7,104	(21,111)	13,335
Interest and other expense on debt	1,471	1,779	3,033	3,532
Income (loss) before income taxes	$(25,895)	$5,325	$(24,144)	$9,803

(a) The goodwill and intangible asset impairments relate to the Company's tubular and pipe products segment.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands)	2015	2014	2015	2014
Capital expenditures
Flat products segments	$918	$2,214	$2,106	$3,230
Tubular and pipe products	1,624	552	2,127	1,873
Corporate	-	17	-	21
Total capital expenditures	$2,542	$2,783	$4,233	$5,124

	As of
	June 30,	December 31,
(in thousands)	2015	2014
Goodwill
Flat products segments	$500	$500
Tubular and pipe products	-	16,451
Total goodwill	$500	$16,951

Assets
Flat products segments	$430,037	$496,253
Tubular and pipe products	181,796	203,937
Corporate	507	558
Total assets	$612,340	$700,748

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

In August 2014, the FASB issued an amendment to the accounting guidance on disclosure of uncertainties about an entity’s ability to continue as a going concern. This guidance requires management to assess the Company’s ability to continue as a going concern and to provide disclosures under certain circumstances. This guidance is effective for annual reporting periods ending after December 15, 2016 and interim reporting periods thereafter. Early adoption is permitted. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” This ASU is a joint project initiated by the FASB and the International Accounting Standards Board to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. generally accepted accounting principles and International Financial Reporting Standards that will: remove inconsistencies and weaknesses in revenue requirements; provide a more robust framework for addressing revenue issues; improve comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets; provide more useful information to users of financial statements through improved disclosure requirements; and simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer. As originally proposed, the guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. On April 1, 2015, the FASB approved issuing an exposure draft on a one-year deferral of the effective date of the new revenue standard for both public and private companies. The Company is in the process of determining the method of adoption and assessing the impact of this ASU on its consolidated financial statements, and interim periods within those fiscal years, with early adoption permitted.

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

Forward-Looking Information

This Quarterly Report on Form 10-Q and other documents we file with the SEC contain various forward-looking statements that are based on current expectations, estimates, forecasts and projections about our future performance, business, our beliefs and management’s assumptions. In addition, we, or others on our behalf, may make forward-looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, conferences, webcasts, phone calls and conference calls. Words such as “may,” “will,” “anticipate,” “should,” “intend,” “expect,” “believe,” “estimate,” “project,” “plan,” “potential,” and “continue,” as well as the negative of these terms or similar expressions, are intended to identify forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those implied by such statements including, but not limited to:

●	general and global business, economic, financial and political conditions, including the ongoing effects of the global economic recovery;
●	competitive factors such as the availability, global production levels and pricing of metals, industry shipping and inventory levels and rapid fluctuations in customer demand and metals pricing;
●	cyclicality and volatility within the metals industry;
●	the strengthening of the U.S. dollar and the related impact on foreign steel pricing, U.S. exports, and foreign imports to the United States;
●	the increased levels of imported steel in the United States;
●	the availability and costs of transportation and logistical services;
●

the successes of our strategic efforts and initiatives to increase sales volumes, maintain or improve working capital turnover and free cash flows, improve our customer service, and achieve cost savings, including our recently launched internal program to improve earnings;

●	our ability to generate free cash flow through operations and limited future capital expenditures, reduce inventory and repay debt within anticipated time frames;
●	events or circumstances that could impair or adversely impact the carrying value of any of our assets;
●	risks and uncertainties associated with intangible assets, including additional impairment charges related to indefinite lived intangible assets;
●	events or circumstances that could adversely impact the successful operation of our processing equipment and operations;
●

the amounts, successes and our ability to continue our capital investments and strategic growth initiatives, including the Winder, Georgia cut-to-length stretcher leveler project, and our business information system implementations;

●	the successes of our operational excellence initiatives to improve our operating, cultural and management systems and reduce our costs;
●	the ability to comply with the terms of our asset-based credit facility;
●	the ability of our customers and third parties to honor their agreements related to derivative instruments;
●	customer, supplier and competitor consolidation, bankruptcy or insolvency;
●	reduced production schedules, layoffs or work stoppages by our own, our suppliers’ or customers’ personnel;
●	the impacts of union organizing activities and the success of union contract renewals;
●	the timing and outcomes of inventory lower of cost or market adjustments, especially during periods of declining market pricing;
●	the ability of our customers (especially those that may be highly leveraged, and those with inadequate liquidity) to maintain their credit availability;

●

the inflation or deflation existing within the metals industry, as well as our product mix and inventory levels on hand, which can impact our cost of materials sold as a result of the fluctuations in the last-in, first-out, or LIFO, inventory reserve;

●	the adequacy of our existing information technology and business system software, including duplication and security processes;
●	the adequacy of our efforts to mitigate cyber security risks and threats;
●	access to capital and global credit markets;
●	our ability to pay regular quarterly cash dividends and the amounts and timing of any future dividends;
●	the enacted federal healthcare legislation’s impact on the healthcare benefits required to be provided by us and the impact of such legislation on our compensation and administrative costs; and
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

Overview

We are a leading metals service center that now operates in three reportable segments; carbon flat products, specialty metals flat products, and tubular and pipe products. We provide metals processing and distribution services for a wide range of customers. Our flat products focus is on the direct sale and distribution of large volumes of processed carbon, stainless, aluminum and coated flat-rolled sheet, coil and plate products, and fabricated parts. In addition, we distribute metal tubing, pipe, bar, valves and fittings and fabricate pressure parts supplied to various industrial markets. Products that require more value-added processing generally have a higher gross profit. Accordingly, our overall gross profit is affected by, among other things, product mix, the amount of processing performed, the demand for and availability of metals, and volatility in selling prices and material purchase costs. We also perform toll processing of customer-owned metals. We sell certain products internationally, primarily in Canada, Puerto Rico and Mexico. International sales are immaterial to our consolidated financial results and to the individual segments’ results.

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

Like other metals service centers, we maintain substantial inventories of metals to accommodate the short lead times and just-in-time delivery requirements of our customers.  Accordingly, we purchase metals in an effort to maintain our inventory at levels that we believe to be appropriate to satisfy the anticipated needs of our customers based upon customer forecasts, historic buying practices, supply agreements with customers and market conditions.  Our commitments to purchase metals are generally at prevailing market prices in effect at the time we place our orders.  We have entered into nickel and carbon swaps at the request of our customers in order to mitigate our customers’ risk of volatility in the price of metals, and we have entered into metals hedges to mitigate our risk of volatility in the price of metals.  We have no long-term, fixed-price metals purchase contracts.  When metals prices decline, customer demands for lower prices and our competitors’ responses to those demands could result in lower sale prices and, consequently, lower gross profits and earnings as we use existing metals inventory.  When metals prices increase, competitive conditions will influence how much of the price increase we can pass on to our customers.  To the extent we are unable to pass on future price increases in our raw materials to our customers, the net sales and gross profits of our business could be adversely affected.

At June 30, 2015, we employed approximately 1,827 people. Approximately 324 of the hourly plant personnel at the facilities listed below are represented by nine separate collective bargaining units. The table below shows the expiration dates of the collective bargaining agreements.

Facility	Expiration date
Romeoville, Illinois (*)	May 31, 2015
Minneapolis coil, Minnesota	September 30, 2015
Indianapolis, Indiana	January 29, 2016
Minneapolis plate, Minnesota	March 31, 2017
Detroit, Michigan	August 31, 2017
Duluth, Minnesota	December 21, 2017
St. Paul, Minnesota	May 25, 2018
Milan, Illinois	August 12, 2018
Locust, North Carolina	March 4, 2020

(*) The collective bargaining agreement at the Romeoville, Illinois facility between Pipefitters Local Union 597 and the Company expired on May 31, 2015. As of August 6, 2015, negotiations between the two parties are ongoing. During this interim period where a collective bargaining agreement is not in place, the union and the Company have agreed to continue operations under the terms provided in the previously expired agreement. The Company does not anticipate any work stoppages while a new collective bargaining agreement is being negotiated and the Company does not believe the terms of a new agreement will adversely impact the financial results of the Company.

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

Due to the differences in average selling prices, gross profit and gross profit percentage among the segments, a change in the mix of sales could impact total net sales, gross profit, and gross profit percentage. In addition, certain inventory in the tubular and pipe products segment is valued under the LIFO method. Adjustments to the LIFO inventory value are recorded to cost of materials sold and may impact the gross margin and gross margin percentage at the consolidated Company and tubular and pipe products segment levels.

Corporate expenses are reported as a separate line item for segment reporting purposes. Corporate expenses include the unallocated expenses related to managing the entire Company (i.e., all three segments), including payroll expenses for certain personnel, expenses related to being a publicly traded entity such as board of directors expenses, audit expenses, and various other professional fees.

Carbon flat products

The primary focus of our carbon flat products segment is on the direct sale and distribution of large volumes of processed carbon and coated flat-rolled sheet, coil and plate products, and fabricated parts. We act as an intermediary between metals producers and manufacturers that require processed metals for their operations. We serve customers in most metals consuming industries, including manufacturers and fabricators of transportation and material handling equipment, construction and farm machinery, storage tanks, environmental and energy generation equipment, automobiles, military vehicles and equipment, as well as general and plate fabricators and metals service centers. We distribute these products primarily through a direct sales force.

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

Combined, the carbon and specialty metals flat products segments have 25 strategically-located processing and distribution facilities in the United States and one in Monterrey, Mexico. Many of our facilities service both the carbon and the specialty metals flat products segments, and certain assets and resources are shared by the segments. Our geographic footprint allows us to focus on regional customers and larger national and multi-national accounts, primarily located throughout the midwestern, eastern and southern United States.

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

Results of Operations

The metals industry has experienced a significant decline in the price of metals during the first six months of 2015 as a result of the strengthened U.S. dollar, a historically high level of imported materials arriving in the United States, low raw materials costs to produce metals and a global oversupply of metals. The price of hot-rolled carbon steel decreased approximately 22%, or $130 per ton, during the first six months of 2015. Similarly, the price of stainless steel and aluminum decreased as well during the first six months of 2015. The price of metals has decreased at a greater rate than our cost of materials, as we historically hold approximately 2.5 to 3 months of material in inventory. The decline in metals pricing has negatively impacted our 2015 sales and earnings. During the second quarter of 2015, we recorded two impairment charges in our tubular and pipe products segment as a result of the continued decline in metals pricing and its impact on the tubular and pipe products segment results. The impairment charges consisted of a $16.5 million goodwill impairment charge, which eliminated the remaining goodwill in the tubular and pipe products segment, and a partial impairment of $8 million related to the segment’s tradename. The tradename is an indefinitely lived intangible asset with a remaining value of $15.4 million.

Consolidated Operations

The following table presents consolidated operating results for the periods indicated (dollars are shown in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2015		2014		2015		2014
		% of net sales		% of net sales		% of net sales		% of net sales
Net sales	$315,251	100.0	$386,047	100.0	$661,116	100.0	$732,960	100.0
Cost of materials sold (a)	255,838	81.2	311,421	80.7	535,777	81.0	586,888	80.1
Gross profit (b)	59,413	18.8	74,626	19.3	125,339	19.0	146,072	19.9
Operating expenses (c)	59,360	18.8	67,518	17.5	121,941	18.5	132,735	18.1
Goodwill and intangible asset impairment (d)	24,451	7.7	-	-	24,451	3.7	-	-
Operating income (loss)	$(24,398)	(7.7)	$7,108	1.8	$(21,053)	(3.2)	$13,337	1.8
Other loss, net	26	0.0	4	0.0	58	0.0	2	0.0
Interest and other expense on debt	1,471	0.5	1,779	0.4	3,033	0.5	3,532	0.5
Income (loss) before income taxes	(25,895)	(8.2)	5,325	1.4	(24,144)	(3.7)	9,803	1.3
Income taxes	(3,635)	(1.2)	1,831	0.5	(2,953)	(0.5)	3,532	0.4
Net income (loss)	(22,260)	(7.1)	3,494	0.9	(21,191)	(3.2)	6,271	0.9

(a) Includes $400 and $650 of LIFO income for the three and six months ended June 30, 2015, respectively, and $400 of LIFO expense for the three and six months ended June 30, 2014.
(b) Gross profit is calculated as net sales less the cost of materials sold.
(c) Operating expenses are calculated as total costs and expenses less the cost of materials sold. 2015 excludes a non-cash $16,451 goodwill and a non-cash $8,000 intangible asset impairment charge for the tubular and pipe products segment.
(d) Goodwill and intangible asset impairment charges pertaining to the pipe and tube segment is separately displayed for comparability purposes.

Net sales decreased 18.3% to $315.3 million in the second quarter of 2015 from $386.0 million in the second quarter of 2014. Carbon flat products net sales were 66.4% of total net sales in the second quarter of 2015 compared to 68.2% of total net sales in the second quarter of 2014. Specialty metals flat products net sales were 16.7% of total net sales in the second quarter of 2015 compared to 14.7% of total net sales in the second quarter of 2014. Tubular and pipe products net sales were 16.9% of total net sales in the second quarter of 2015 compared to 17.1% of total net sales in the second quarter of 2014. The decrease in net sales was due to a 10.0% decrease in sales volume, driven by a decline in industry-wide shipments, and a 9.3% decrease in selling prices during the second quarter of 2015 compared to the second quarter of 2014.

Net sales decreased 9.8% to $661.1 million during the six months ended June 30, 2015 from $733.0 million during the six months ended June 30, 2014. Carbon flat products net sales were 66.2% of total net sales in the first six months of 2015 compared to 68.6% of total net sales in the first six months of 2014. Specialty metals flat products net sales were 15.9% of total net sales in the first six months of 2015 compared to 14.1% of total net sales in the first six months of 2014. Tubular and pipe products net sales were 17.9% of total net sales in the first six months of 2015 compared to 17.3% of total net sales in the first six months of 2014. The decrease in net sales was due to a 6.0% decrease in sales volume, driven by a decline in industry-wide shipments, and a 4.1% decline in selling prices during the six months ended June 30, 2015 compared to the six months ended June 30, 2014. Sales volume and selling prices increased in the specialty metals flat products segment, but decreased in the carbon flat products and the tubular and pipe products segments. We have maintained or increased market share in all product categories with the exception of carbon plate products during the six months ended June 30, 2015.

Cost of materials sold decreased 17.8% to $255.8 million in the second quarter of 2015 from $311.4 million in the second quarter of 2014. The decrease in cost of materials sold was due to a 10.0% decrease in sales volume and a 9.3% decrease in metals cost during the three months ended June 30, 2015 compared to the three months ended June 30, 2014.

Cost of materials sold decreased 8.7% to $535.8 million during the six months ended June 30, 2015 from $586.9 million during the six months ended June 30, 2014. The decrease in cost of materials sold was due to a 6.0% decrease in sales volume and a 4.1% decrease in metals cost during the six months ended June 30, 2015 compared to the six months ended June 30, 2014.

As a percentage of net sales, gross profit (as defined in footnote (b) in the table above) decreased to 18.8% in the second quarter of 2015 compared to 19.3% in the second quarter of 2014. The decrease in the gross profit percentage in the second quarter of 2015 is a result of an increase in the specialty metals flat products sales which have a lower gross margin percentage than the other segments, lower gross margin percentages in the flat products segments year over year, as selling prices declined faster than the cost of materials sold, as we historically hold approximately 2.5 to 3 months of material in inventory, offset by an increase in the tubular and pipe product segment’s gross profit percentage in the second quarter of 2015 compared to the second quarter of 2014.

As a percentage of net sales, gross profit (as defined in footnote (b) in the table above) decreased to 19.0% in the six months ended June 30, 2015 compared to 19.9% in the six months ended June 30, 2014. The decrease in the gross profit percentage in both periods of 2015 is a result of an increase in the specialty metals flat products sales which have a lower gross margin percentage than the other segments, lower gross margin percentages in the flat products segments year over year, as selling prices declined faster than the cost of materials sold, as we historically hold approximately 2.5 to 3 months of material in inventory, offset by an increase in the tubular and pipe product segment’s gross profit percentage.

Operating expenses in the second quarter of 2015 increased $16.3 million, or 24.1%, to $83.8 million from $67.5 million in the second quarter of 2014. As a percentage of net sales, operating expenses increased to 26.5% for the second quarter of 2015 from 17.5% in the comparable 2014 period. The $16.3 million increase in operating expenses is attributable to the $24.5 million non-cash intangible asset impairment charges recorded in the second quarter of 2015 related to the tubular and pipe products segment. Operating expenses in the carbon flat products segment decreased $5.8 million, operating expenses in the specialty metals flat products segment decreased $973 thousand, operating expenses in the tubular and pipe products segment increased $23.6 million, of which $24.5 million related to non-cash intangible asset impairment charges, and Corporate expenses decreased $581 thousand. In 2015, we initiated a profit improvement plan to reduce operating expenses and enhance margins. This plan includes among other initiatives, lowering distribution costs, and lowering labor and personnel expenses, as well as transportation and purchasing initiatives. During the second quarter of 2015, we successfully executed on those initiatives and our operating expenses decreased by $7.2 million through reductions in labor and personnel expenses, lower variable based incentive compensation, decreases in travel and entertainment expenses, and lower distribution expenses. Depreciation expense decreased as a result of certain assets being fully depreciated in 2014.

Operating expenses in the first six months of 2015 increased $13.7 million, or 10.3%, to $146.4 million from $132.7 million in the first six months of 2014. As a percentage of net sales, operating expenses increased to 22.2% for the six months ended June 30, 2015 from 18.1% in the comparable 2014 period. The $13.7 million increase in operating expenses is attributable to the $24.5 million non-cash intangible asset impairment charges recorded during the first six months of 2015 related to the tubular and pipe products segment. Operating expenses in the carbon flat products segment decreased $9.2 million, operating expenses in the specialty metals products segment decreased $956 thousand, operating expenses in the tubular and pipe products segment increased $24.5 million, all of which related to the non-cash intangible asset impairment charges, and Corporate expenses decreased $667 thousand. During the first six months of 2015, we successfully executed on our profit improvement plan cost reduction initiatives and our operating expenses decreased by $8.8 million through reductions in labor and personnel expenses, lower variable based incentive compensation, decreases in travel and entertainment expenses, lower distribution expenses as well as lower sales volumes. Depreciation expense decreased as a result of certain assets being fully depreciated in 2014.

Interest and other expense on debt totaled $1.5 million, 0.5% of net sales, for the second quarter of 2015 compared to $1.8 million, or 0.4% of net sales, for the second quarter of 2014. Interest and other expense on debt totaled $3.0 million, 0.5% of net sales, for the first six months of 2015 compared to $3.5 million, or 0.5% of net sales, for the first six months of 2014. Our effective borrowing rate, exclusive of deferred financing fees and commitment fees, was 2.1% for the first six months of 2015 compared to 2.4% for the first six months of 2014.

For the second quarter of 2015, loss before income taxes totaled $25.9 million compared to income before income taxes of $5.3 million in the second quarter of 2014. Loss before income taxes included $24.5 million non-cash intangible asset impairment charges in the second quarter of 2015. For the first half of 2015, loss before income taxes totaled $24.1 million compared to income before income taxes of $9.8 million in the first half of 2014. Loss before income taxes included a $24.5 million non-cash intangible asset impairment charge.

An income tax benefit of 14.0% was recorded for the second quarter of 2015, compared to an income tax provision of 34.4% for the second quarter of 2014. An income tax benefit of 12.2% was recorded for the first half of 2015, compared to an income tax provision of 36.0% for the first half of 2014. The 2015 effective income tax rate was unusual due to the non-cash intangible asset impairment charges for the tubular and pipe products segment. The income tax provision for the six months ended June 30, 2015 prior to the intangible asset impairment charges was 41.4%. Our tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items that are taken into account in the relevant period. Each quarter, we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment. We expect our effective tax rate to approximate 39% to 40% on an annual basis in 2015, excluding the impact of the non-cash intangible asset impairment charges.

Net loss for the second quarter of 2015 totaled $22.3 million or ($1.99) per basic and diluted share, compared to net income of $3.5 million or $0.32 per basic and diluted share for the second quarter of 2014. Net loss for the first half of 2015 totaled $21.2 million or ($1.89) per basic and diluted share, compared to $6.3 million or $0.57 per basic and diluted share for the first half of 2014. For the six months ended June 30, 2015, the intangible asset impairments decreased earnings per share by $1.91 per basic and diluted share.

Segment Operations

Carbon flat products

The following table presents selected operating results for our carbon flat products segment for the periods indicated (dollars are shown in thousands, except for per ton information):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2015		2014		2015		2014
		% of net sales		% of net sales		% of net sales		% of net sales
Direct tons sold	250,588		281,614		498,546		540,302
Toll tons sold	27,964		28,168		55,704		51,831
Total tons sold	278,552		309,782		554,250		592,133

Net sales	$209,207	100.0	$263,209	100.0	$437,752	100.0	$502,924	100.0
Average selling price per ton	751		850		790		849
Cost of materials sold	170,655	81.6	212,767	80.8	359,070	82.0	405,857	80.7
Gross profit (a)	38,552	18.4	50,442	19.2	78,682	18.0	97,067	19.3
Operating expenses (b)	39,153	18.7	44,929	17.1	78,934	18.1	88,148	17.5
Operating income (loss)	$(601)	(0.3)	$5,513	2.1	$(252)	(0.1)	$8,919	1.8

(a) Gross profit is calculated as net sales less the cost of materials sold.
(b) Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Tons sold by our carbon flat products segment decreased 10.1% to 278.6 thousand in the second quarter of 2015 from 309.8 thousand in the second quarter of 2014. The decrease in tons sold is due to decreased customer demand and lower industry-wide shipments in the second quarter of 2015 compared to the 2014 comparable period.

Tons sold by our carbon flat products segment decreased 6.4% to 554.3 thousand in the first half of 2015 from 592.1 thousand in the first half of 2014. The decrease in tons sold is due to decreased customer demand and lower industry-wide shipments in the first half of 2015 compared to the first half of 2014. Despite the further softening of industry-wide shipments in the second quarter of 2015, the Company maintained or grew its market share in most of the carbon flat products we sell.

Net sales in our carbon flat products segment decreased 20.5% to $209.2 million in the second quarter of 2015 from $263.2 million in the second quarter of 2014. The decrease in sales was due to a 10.1% decrease in sales volume and a 11.6% decrease in the average selling prices during the second quarter of 2015 compared to the second quarter of 2014. Average selling prices in the second quarter of 2015 were $751 per ton, compared with $850 per ton in the second quarter of 2014 and $829 per ton in the first quarter of 2015. The decrease in the average selling price is a result of the market dynamics discussed in the overview of Results of Operations above.

Net sales in our carbon flat products segment decreased 13.0% to $437.8 million in the first half of 2015 from $502.9 million in the first half of 2014. The decrease in sales was due to a 6.4% decrease in sales volume and a 7.0% decrease in average selling prices, as metals industry market prices are lower year-over-year. Average selling prices in the first half of 2015 were $790 per ton, compared with $849 per ton in the first half of 2014.

Cost of materials sold decreased 19.8% to $170.7 million in the second quarter of 2015 from $212.8 million in the second quarter of 2014. The decrease in cost of materials sold was due to a 10.1% decrease in sales volume and a 10.8% decrease in metals cost during the three months ended June 30, 2015 compared to the three months ended June 30, 2014.

Cost of materials sold decreased 11.5% to $359.1 million in the first half of 2015 from $405.9 million in the first half of 2014. The decrease in cost of materials sold was due to a 6.4% decrease in sales volume and a 5.5% decrease in metals cost during the six months ended June 30, 2015 compared to the six months ended June 30, 2014.

As a percentage of net sales, gross profit (as defined in footnote (a) in the table above) decreased to 18.4% in the second quarter of 2015 compared to 19.2% in the second quarter of 2014. Gross profit per ton decreased $25 per ton to $138 per ton in the second quarter of 2015 from $163 per ton in the second quarter of 2014.

As a percentage of net sales, gross profit totaled 18.0% in the six months ended June 30, 2015 compared to 19.3% in the six months ended June 30, 2014.  The decrease in the gross profit percentage is a result of steel prices declining faster than the cost of inventory, as we historically hold approximately 2.5 to 3 months of material in inventory.  Gross profit per ton decreased $22 per ton to $142 per ton in the six months ended June 30, 2015 from $164 per ton in the six months ended June 30, 2014.

Operating expenses in the second quarter of 2015 decreased $5.8 million, or 12.9%, to $39.2 million from $44.9 million in the second quarter of 2014. As a percentage of net sales, operating expenses increased to 18.7% for the second quarter of 2015 from 17.1% in the comparable 2014 period.

Operating expenses in the first half of 2015 decreased $9.2 million, or 10.5%, to $78.9 million from $88.1 million in the first half of 2014. As a percentage of net sales, operating expenses increased to 18.1% for the first half of 2015 from 17.5% in the comparable 2014 period. Variable operating expenses, such as distribution and warehouse and processing, decreased as a result of lower sales volume and net sales. Occupancy expenses decreased as a result of decreased heating and snow removal expenses. Selling and administrative and general expenses decreased as a result of the profit improvement plan discussed above and lower variable performance-based incentive compensation in 2015 versus 2014. Depreciation expense decreased as a result of certain assets becoming fully depreciated in 2014.

Operating loss for the second quarter of 2015 totaled $601 thousand, or (0.3%) of net sales, compared to operating income of $5.5 million, or 2.1% of net sales for the second quarter of 2014. Operating loss for the six months ended June 30, 2015 totaled $252 thousand, or (0.1%) of net sales, compared to operating income of $8.9 million, or 1.8% of net sales for the six months ended June 30, 2014.

Specialty metals flat products

The following table presents selected operating results for our specialty metals flat products for the periods indicated (dollars are shown in thousands, except for per ton information):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2015		2014		2015		2014
		% of net sales		% of net sales		% of net sales		% of net sales
Direct tons sold	19,297		20,607		37,857		37,539
Toll tons sold	36		17		36		17
Total tons sold	19,333		20,624		37,893		37,556

Net sales	$52,715	100.0	$56,996	100.0	$105,346	100.0	$103,134	100.0
Average selling price per ton	2,727		2,764		2,780		2,746
Cost of materials sold	48,532	92.1	50,668	88.9	95,959	91.1	90,887	88.1
Gross profit (a)	4,183	7.9	6,328	11.1	9,387	8.9	12,247	11.9
Operating expenses (b)	4,453	8.4	5,426	9.5	8,947	8.5	9,903	9.6
Operating income (loss)	$(270)	(0.5)	$902	1.6	$440	0.4	$2,344	2.3

(a) Gross profit is calculated as net sales less the cost of materials sold.
(b) Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Tons sold by our specialty metals flat products segment decreased 6.3% to 19.3 thousand in the second quarter of 2015 from 20.6 thousand in the second quarter of 2014. The decrease in tons sold is due to decreased customer demand and lower industry-wide shipments in the second quarter of 2015 compared to the second quarter of 2014. Despite this decrease in tons sold, the Company grew its market share in each of the stainless steel and aluminum products we sell.

Tons sold by our specialty metals flat products segment increased 0.9% to 37.9 thousand in the six months ended June 30, 2015 from 37.6 thousand in the six months ended June 30, 2014. The increase in tons sold is due to increased customer demand during the first quarter of 2015 and our growth in market share year over year.

Net sales in our specialty metals flat products segment decreased 7.5% to $52.7 million in the second quarter of 2015 from $57.0 million in the second quarter of 2014. The decrease in sales was due to a 6.3% decrease in sales volume and a 1.3% decrease in average selling prices during the second quarter of 2015 compared to the second quarter of 2014. Average selling prices in the second quarter of 2015 were $2,727 per ton, down 1.3% from $2,764 per ton in the second quarter of 2014 and 3.8% from $2,836 per ton in the first quarter of 2015. The decrease in the year over year average selling price per ton is a result of the market dynamics, including the declining price of nickel, which continue to pressure stainless steel and aluminum pricing.

Net sales in our specialty metals flat products segment increased 2.1% to $105.3 million in the first half of 2015 from $103.1 million in the first half of 2014. The increase in sales was due to a 0.9% increase in sales volume and a 1.2% increase in average selling prices, as metals industry market prices are higher year-over-year. Average selling prices in the first half of 2015 were $2,780 per ton, compared with $2,746 per ton in the first half of 2014.

Cost of materials sold decreased 4.2% to $48.5 million in the second quarter of 2015 from $50.7 million in the second quarter of 2014. The decrease was due to a 6.3% decrease in sales volume and a 2.2% increase in the average cost of materials during the second quarter of 2015 compared to the second quarter of 2014.

Cost of materials sold increased 5.6% to $96.0 million in the first half of 2015 from $90.9 million in the first half of 2014. The increase in cost of materials sold was due to a 0.9% increase in sales volume and a 4.6% increase in metals cost during the six months ended June 30, 2015 compared to the six months ended June 30, 2014.

As a percentage of net sales, gross profit (as defined in footnote (a) in the table above) decreased to 7.9% in the second quarter of 2015 from 11.1% in the second quarter of 2014. During the second quarter of 2015, the decrease in the gross profit percentage is a result of the declining price of nickel which is a large component of stainless steel and aluminum pricing.

As a percentage of net sales, gross profit (as defined in footnote (a) in the table above) decreased to 8.9% in the six months ended June 30, 2015 from 11.9% in the six months ended June 30, 2014.

Operating expenses in the second quarter of 2015 decreased $973 thousand, or 17.9%, to $4.5 million from $5.4 million in the second quarter of 2014. As a percentage of net sales, operating expenses decreased to 8.4% for the second quarter of 2015 compared to 9.5% for the second quarter of 2014. Variable operating expenses, such as distribution and warehouse and processing decreased as a result of lower sales volumes. All other operating expenses decreased as a result of the profit improvement plan initiated in 2015.

Operating expenses in the first six months of 2015 decreased $956 thousand, or 9.7%, to $8.9 million from $9.9 million in the first six months of 2014. As a percentage of net sales, operating expenses decreased to 8.5% of net sales for the six months ended June 30, 2015 compared to 9.6% for the six months ended June 30, 2014. All operating expense captions decreased as a result of the profit improvement plan initiated in 2015 and the decrease in variable performance-based incentive compensation in 2015 compared to 2014.

Operating loss for the second quarter of 2015 totaled $270 thousand, or (0.5%) of net sales, compared to operating income of $902 thousand, or 1.6% of net sales, for the second quarter of 2014. Operating income for the six months ended June 30, 2015 totaled $440 thousand, or 0.4% of net sales, compared to $2.3 million, or 2.3% of net sales, for the six months ended June 30, 2014.

Tubular and pipe products

The following table presents selected operating results for our tubular and pipe products segment for the periods indicated (dollars are shown in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2015		2014		2015		2014
		% of net sales		% of net sales		% of net sales		% of net sales
Net sales	$53,329	100.0	$65,842	100.0	$118,018	100.0	$126,902	100.0
Cost of materials sold (a)	36,651	68.7	47,986	72.9	80,748	68.4	90,144	71.0
Gross profit (b)	16,678	31.3	17,856	27.1	37,270	31.6	36,758	29.0
Operating expenses (c)	14,174	26.6	15,003	22.8	30,512	25.9	30,468	24.0
Goodwill and intangible asset impairment (d)	24,451	45.8	-	-	24,451	20.7	-	-
Operating income (loss)	$(21,947)	(41.1)	$2,853	4.3	$(17,693)	(15.0)	$6,290	5.0

(a) Includes $400 and $650 of LIFO income for the three and six months ended June 30, 2015, respectively, and $400 of LIFO expense for the three and six months ended June 30, 2014.
(b) Gross profit is calculated as net sales less the cost of materials sold.

(c) Operating expenses are calculated as total costs and expenses less the cost of materials sold. 2015 excludes a $16,451 non-cash goodwill impairment charge and a $8,000 non-cash intangible asset impairment charge.

(d) The goodwill and intangible asset non-cash impairment charges are separately displayed for comparability purposes.

Net sales decreased 19.0% to $53.3 million in the second quarter of 2015 from $65.8 million in the second quarter of 2014. The decrease is a result of a 12.1% decrease in volume and a 7.8% decrease in the pipe and tube products segment average selling prices over the second quarter of 2014.

Net sales decreased 7.0% to $118.0 million in the six months ended June 30, 2015 from $126.9 million in the six months ended June 30, 2014. The decrease is a result of a 6.0% decrease in volume and a 1.1% decrease in the pipe and tube products segment average selling prices over the first six months of 2014. Despite the year-over-year decrease in volume and average selling prices, the Company maintained its market share in carbon pipe and tube products.

Cost of materials sold decreased 23.6% to $36.7 million in the second quarter of 2015 from $48.0 million in the second quarter of 2014. During the second quarter of 2015 we recorded LIFO income of $400 thousand compared to $400 thousand of LIFO expense recorded in the second quarter of 2014.

Cost of materials sold decreased 10.4% to $80.7 million in the first six months of 2015 from $90.1 million in the first six months of 2014. During the first six months of 2015, we recorded $650 thousand of LIFO income compared to $400 thousand of LIFO expense recorded in the first six months of 2014. The decrease in cost of materials sold in 2015 is primarily a result of decreased sales volume and decreased metals cost in 2015 compared to 2014, as well as the impact of LIFO income in 2015 compared to LIFO expense in 2014.

As a percentage of net sales, gross profit (as defined in footnote (b) in the table above) totaled 31.3% in the second quarter of 2015 compared to 27.1% in the second quarter of 2014. As a percentage of net sales, the $400 thousand LIFO income in 2015 increased current year gross profit by 0.8%, compared to the 2014 LIFO expense which decreased gross margin by 0.6%.

As a percentage of net sales, gross profit totaled 31.6% in the first six months of 2015 compared to 29.0% in the first six months of 2014. As a percentage of net sales, the $650 thousand LIFO income recorded in the six months ended June 30, 2015 increased current year gross profit by 0.6%, compared to the LIFO expense which decreased gross margin by 0.3% in the six months ended June 30, 2014.

Operating expenses in the second quarter of 2015 increased $23.6 million, or 157.4%, to $38.6 million from $15.0 million in the second quarter of 2014. As a percentage of net sales, operating expenses increased to 72.4% for the second quarter of 2015 compared to 22.8% for the second quarter of 2014. In the second quarter of 2015, we recorded $24.5 intangible asset impairment charges related to goodwill and an indefinitely lived intangible asset. The impairment charges accounted for 103.5% of the operating expense increase. Variable operating expenses, such as distribution, warehouse and processing and certain selling expenses, decreased as a result of lower sales volume and net sales. Depreciation expense increased as a result of recent investments in processing equipment.

Operating expenses in the six months ended June 30, 2015 increased $24.5 million, or 80.3%, to $55.0 million from $30.5 million in the second quarter of 2014. As a percentage of net sales, operating expenses increased to 46.6% for the first half of 2015 compared to 24.0% for the first half of 2014. The intangible asset impairment charges accounted for all of the operating expense increase. Variable operating expenses, such as distribution and certain selling expenses, decreased as a result of lower sales volume and net sales. The warehouse and processing expenses were primarily related to warehouse labor and overhead costs associated with inventory processing. More labor and overhead costs were charged to expense and less were capitalized to inventory in the first half of 2015 compared to the same period of 2014 as finished goods inventory levels were lower at June 30, 2015 than December 31 and June 30 of 2014. Depreciation expense increased as a result of recent investments in processing equipment.

Operating loss for the second quarter of 2015 totaled $21.9 million, or (41.1%) of net sales, compared to operating income of $2.9 million, or 4.3% of net sales, for the second quarter of 2014. Operating loss for the six months ended June 30, 2015 totaled $17.7 million, or (15.0%) of net sales, compared to operating income of $6.3 million, or 5.0% of net sales, for the six months ended June 30, 2014. The 2015 operating losses were due to the intangible asset impairment charges.

Corporate expenses

Corporate expenses decreased $581 thousand, or 26.9%, to $1.6 million in the second quarter of 2015 compared to $2.2 million in the second quarter of 2014. Corporate expenses decreased $667 thousand, or 15.8%, to $3.5 million in the six months ended June 30, 2015 compared to $4.2 million in the six months ended June 30, 2014. The decrease in corporate expenses is primarily attributable to decreases in travel and entertainment expenses and lower variable performance-based incentives in the 2015 periods compared to the comparable periods of 2014. Corporate expenses include the unallocated expenses related to managing the entire Company, (i.e. all three segments) including payroll expenses for certain personnel, expenses related to being a publicly traded entity such as board of directors expenses, audit expenses, and various other professional fees.

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

Operating Activities

For the six months ended June 30, 2015, we generated $44.9 million of net cash from operations, of which $7.0 million was generated from operating activities and $37.9 million was generated from a smaller working capital investment. For the six months ended June 30, 2014, we used $30.1 million of net cash from operations, of which $17.5 million was generated from operating activities and $47.6 million was used for working capital.

Net cash from operations totaled $7.0 million during the six months ended June 30, 2015 and consisted of a net loss of $21.2 million and a decrease in net long-term assets and liabilities of $7.6 million, offset by depreciation and amortization of $10.0 million, non-cash intangible asset impairment charges of $24.5 million, and stock-based compensation of $1.3 million. Net cash from operations totaled $17.5 million during the six months ended June 30, 2014 and was primarily generated from net income of $6.3 million and depreciation and amortization of $12.0 million.

Working capital at June 30, 2015 totaled $294.4 million, a $32.3 million decrease from December 31, 2014. The decrease was primarily attributable to a $67.6 million, or 21.7%, decrease in inventories (resulting from decreased inventory purchases and metals cost in the six months ended June 30, 2015 compared to the fourth quarter of 2014) offset by a $18.5 million decrease in accounts payable and outstanding checks, and a $13.9 million increase in accounts receivable (resulting from higher sales normally experienced in the six months ended June 30, 2015 compared to the lower sales in the fourth quarter).

Investing Activities

Net cash used for capital expenditures was $4.2 million during the six months ended June 30, 2015, compared to $5.1 million during the six months ended June 30, 2014. The 2015 capital expenditures were attributable to additional processing equipment at our existing facilities. In 2015, we expect capital spending to be less than $12 million. In the third quarter of 2015, we entered into a $7 million operating lease for the stretcher leveler in Winder, Georgia. The lease commenced on July 31, 2015. The annual estimated lease obligation is $780 thousand.

Financing Activities

During the six months ended June 30, 2015, $36.0 million of cash was used for financing activities, which primarily consisted of $34.7 million of net repayments under our ABL Credit Facility. During the first six months of 2014, $36.7 million of cash was generated from financing activities, which primarily consisted of $38.9 million of net borrowings under our ABL Credit Facility, including the elimination of our term loan of $48.9 million and subsequent borrowings on our revolver, offset by $1.0 million of additional deferred financing fees incurred as part of the June 30, 2014 amendment of the ABL Credit Facility, discussed below in Debt Arrangements.

Dividends paid were $0.4 million for both the six months ended June 30, 2015 and June 30, 2014. In August 2015, our Board of Directors approved a regular quarterly dividend of $0.02 per share, which will be paid on September 15, 2015 to shareholders of record as of September 1, 2015. Regular dividend distributions in the future are subject to the availability of cash, the $2.5 million annual limitation on cash dividends under our ABL Credit Facility and continuing determination by our Board of Directors that the payment of dividends remains in the best interest of our shareholders.

Debt Arrangements

On June 30, 2014, we amended our ABL Credit Facility. The ABL Credit Facility amendment provides for, among other things: (i) a reduction in the applicable margin for loans under our Loan and Security Agreement; (ii) a consolidation of the previous $315.0 million revolver and then outstanding $44.5 million term loan into a $365 million revolving credit facility; (iii) the removal of our real estate as collateral for borrowings; and (iv) the extension of the maturity date until June 30, 2019. Revolver borrowings are limited to the lesser of a borrowing base, comprised of eligible receivables and inventories, or $365 million in the aggregate.

The ABL Credit Facility requires us to comply with various covenants, the most significant of which include: (i) until maturity of the ABL Credit Facility, if any commitments or obligations are outstanding and our availability is less than the greater of $30 million or 10.0% of the aggregate amount of revolver commitments ($36.5 million at June 30, 2015) then we must maintain a ratio of EBITDA minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00 for the most recent twelve fiscal month period; (ii) limitations on dividend payments; and (iii) restrictions on additional indebtedness. We have the option to borrow under our revolver based on the agent’s base rate plus a premium ranging from 0.00% to 0.25% or the London Interbank Offered Rate (LIBOR) plus a premium ranging from 1.25% to 3.00%.

As of June 30, 2015, we were in compliance with our covenants and had approximately $93 million of availability under the ABL Credit Facility.

As of June 30, 2015, $3.1 million of bank financing fees were included in “Prepaid expenses and other” and “Other long-term assets” on the accompanying Consolidated Balance Sheets. The financing fees are being amortized over the five-year term of the ABL Credit facility and are included in “Interest and other expense on debt” on the accompanying Consolidated Statements of Comprehensive Income.

In June 2012, we entered into a forward starting fixed rate interest rate hedge that commenced June 2013, in order to eliminate the variability of cash interest payments on $53.2 million of then outstanding LIBOR-based borrowings under the ABL Credit Facility. The hedge matures on June 1, 2016 and the notional amount is reduced monthly by $729 thousand. The remaining hedged balance as of June 30, 2015 was $35.7 million. The interest rate hedge fixed the rate at 1.21% plus a premium ranging from 1.75% to 2.25%. Although we are exposed to credit loss in the event of nonperformance by the other parties to the interest rate hedge agreement, we anticipate performance by the counterparties.

As part of the CTI acquisition in July 2011, we assumed approximately $5.9 million of Industrial Revenue Bond (IRB) indebtedness issued through the Stanly County, North Carolina Industrial Revenue and Pollution Control Authority. The bond matures in April 2018, with the option to provide principal payments annually on April 1st. On April 1, 2015, we paid an optional principal payment of $840 thousand. Since the IRB is remarketed annually, it is included in “Current portion of long-term debt” on the accompanying Consolidated Balance Sheets. Interest is payable monthly, with a variable rate that resets weekly. As a security for payment of the bonds, we obtained a direct pay letter of credit issued by JPMorgan Chase Bank, N.A. The letter of credit reduces annually by the principal reduction amount. The interest rate at June 30, 2015 was 0.17% for the IRB debt.

We entered into an interest rate swap agreement to reduce the impact of changes in interest rates on the above IRB. At June 30, 2015, the effect of the swap agreement on the bond was to fix the rate at 3.46%. The swap agreement matures in April 2018, and is reduced annually by the amount of the optional principal payments on the bond. Although we are exposed to credit loss in the event of nonperformance by the other party to the interest rate swap agreement, we anticipate performance by the counterparty.

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

We, like many other metals service centers, maintain substantial inventories of metals to accommodate the short lead times and just-in-time delivery requirements of our customers. Accordingly, we purchase metals in an effort to maintain our inventory at levels that we believe to be appropriate to satisfy the anticipated needs of our customers based upon historic buying practices, supply agreements with customers and market conditions. Our commitments to purchase metals are generally at prevailing market prices in effect at the time we place our orders. We have no long-term, fixed-price metals purchase contracts. When metals prices increase, competitive conditions will influence how much of the price increase we can pass on to our customers. To the extent we are unable to pass on future price increases in our raw materials to our customers, the net sales and profitability of our business could be adversely affected. When metals prices decline, customer demands for lower prices and our competitors’ responses to those demands could result in lower sale prices and, consequently, lower gross profits and inventory lower of cost or market adjustments as we sell existing inventory. Significant or rapid declines in metals prices or reductions in sales volumes could adversely impact our ability to remain in compliance with certain financial covenants in our credit facility, as well as result in us incurring inventory or intangible asset impairment charges. Changing metals prices therefore could significantly impact our net sales, gross profits, operating income and net income.

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

Approximately 48.8% and 50.8% of our consolidated net sales in the first six months of 2015 and 2014, respectively were directly related to industrial machinery and equipment manufacturers and their fabricators.

Inflation generally affects us by increasing the cost of employee wages and benefits, transportation services, processing equipment, energy and borrowings under our credit facility. General inflation, excluding increases in the price of steel and increased distribution expense, has not had a material effect on our financial results during the past two years.

We are exposed to the impact of fluctuating metals prices and interest rate changes. During 2015 and 2014, we entered into nickel and carbon swaps at the request of customers. While these derivatives are intended to be effective in helping us manage risk, they have not been designated as hedging instruments. For certain customers, we enter into contractual relationships that entitle us to pass-through the economic effect of trading positions that we take with other third parties on our customers’ behalf. The cumulative mark-to-market impact of these derivatives is $1.02 million. We are exposed to credit loss in the event of nonperformance by the other parties to the nickel and carbon swaps. However, we do not anticipate nonperformance by the counterparties. In the fourth quarter of 2014, we entered into carbon swaps in order to mitigate the volatility in the price of metals. The cumulative mark-to-market impact of the carbon swaps is $872 thousand. The carbon swaps are accounted for as cash flow hedges.

Our primary interest rate risk exposure results from variable rate debt. We have the option to enter into 30- to 180-day fixed base rate LIBOR loans under the ABL Credit Facility. As part of the CTI acquisition we assumed an interest rate swap agreement on the $5.9 million of IRB. The swap agreement matures in April 2018, but the notional amount may be reduced annually by the amount of the optional principal payments on the IRB. In June 2012, we entered into a forward starting fixed rate interest rate hedge commencing July 2013 in order to eliminate the variability of cash interest payments on approximately $53.2 million of the outstanding LIBOR-based borrowings under the ABL Credit Facility. The hedged balance as of June 30, 2015 was $35.7 million. The hedge matures on June 1, 2016 and the notional amount is reduced monthly by the principal payments on the term loan. The fixed rate interest rate hedge is accounted for as a cash flow hedging instrument for accounting purposes. We are exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap and fixed interest rate hedge agreements. However, we do not anticipate nonperformance by the counterparties.

Item 4. Controls and Procedures

The evaluation required by Rule 13a-15 of the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q has been carried out under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. These disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in reports that are filed with or submitted to the SEC is: (i) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2015, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Items 1, 1A, 2, 3, 4 and 5 of this Part II are either inapplicable or are answered in the negative and are omitted pursuant to the instructions to Part II.

Item 6. Exhibits

Exhibit	Description of Document	Reference
3.1	Amended and Restated Code of Regulations	Filed herewith
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLYMPIC STEEL, INC.
(Registrant)

Date: August 6, 2015	By:	/s/ Michael D. Siegal
Michael D. Siegal
Chairman of the Board and Chief
Executive Officer

	By:	/s/ Richard T. Marabito
Richard T. Marabito
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description of Document	Reference
3.1	Amended and Restated Code of Regulations	Filed herewith
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document