Form 10-Q
period 2015-09-30
OLYMPIC STEEL INC
filed 2015-11-05
CIK 917470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

( X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer ( )	Accelerated filer (X)
Non-accelerated filer ( )	Smaller reporting company ( )
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined Rule 12b-2 of the Exchange Act). Yes ( ) No (X)

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding as of November 5, 2015
Common stock, without par value	11,002,616

Olympic Steel, Inc.

Index to Form 10-Q

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Olympic Steel, Inc.

Consolidated Balance Sheets

(in thousands)

	As of
	September 30, 2015	December 31, 2014
	(unaudited)	(audited)
Assets
Cash and cash equivalents	$5,040	$2,238
Accounts receivable, net	115,155	123,804
Inventories, net (includes LIFO debit of $4,932 as of September 30, 2015 and $3,207 as of December 31, 2014)	229,031	311,108
Prepaid expenses and other	7,753	20,434
Assets held for sale	-	1,125
Total current assets	356,979	458,709
Property and equipment, at cost	370,909	366,989
Accumulated depreciation	(201,136)	(189,603)
Net property and equipment	169,773	177,386
Goodwill	500	16,951
Intangible assets, net	24,980	33,646
Other long-term assets	12,766	14,056
Total assets	$564,998	$700,748

Liabilities
Current portion of long-term debt	$2,690	$3,530
Accounts payable	57,395	91,252
Accrued payroll	8,364	10,224
Other accrued liabilities	16,967	26,971
Total current liabilities	85,416	131,977
Credit facility revolver	185,180	244,090
Other long-term liabilities	10,742	13,249
Deferred income taxes	23,655	30,651
Total liabilities	304,993	419,967
Shareholders' Equity
Preferred stock	-	-
Common stock	128,033	126,339
Accumulated other comprehensive loss	(570)	(549)
Retained earnings	132,542	154,991
Total shareholders' equity	260,005	280,781
Total liabilities and shareholders' equity	$564,998	$700,748

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Consolidated Statements of Comprehensive Income

(in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
	(unaudited)
Net sales	$276,922	$376,617	$938,038	$1,109,577
Costs and expenses
Cost of materials sold (excludes items shown separately below)	218,172	305,080	753,949	891,968
Warehouse and processing	21,261	24,926	65,520	70,071
Administrative and general	15,943	18,260	49,287	55,342
Distribution	8,950	10,941	27,819	31,787
Selling	5,315	6,304	16,106	19,305
Occupancy	2,196	2,348	7,212	7,644
Depreciation	4,409	4,418	13,627	15,339
Amortization	223	223	667	667
Goodwill and intangible asset impairment	-	-	24,451	-
Total costs and expenses	276,469	372,500	958,638	1,092,123
Operating income (loss)	453	4,117	(20,600)	17,454
Other income (loss), net	(84)	(20)	(141)	(22)
Income (loss) before interest and income taxes	369	4,097	(20,741)	17,432
Interest and other expense on debt	1,405	1,602	4,439	5,134
Income (loss) before income taxes	(1,036)	2,495	(25,180)	12,298
Income tax provision (benefit)	(438)	939	(3,391)	4,471
Net income (loss)	$(598)	$1,556	$(21,789)	$7,827
Gain/(loss) on cash flow hedge	(278)	141	(1,817)	265
Tax effect on cash flow hedge	107	(54)	699	(102)
Reclassification of loss included in net income, net of tax of $180 and $533 for the three and nine months ended September 30, 2015, respectively	364	-	1,097	-
Total comprehensive income (loss)	$(405)	$1,643	$(21,810)	$7,990

Earnings per share:
Net income (loss) per share - basic	$(0.05)	$0.14	$(1.95)	$0.70
Weighted average shares outstanding - basic	11,203	11,120	11,200	11,118
Net income (loss) per share - diluted	$(0.05)	$0.14	$(1.95)	$0.70
Weighted average shares outstanding - diluted	11,203	11,120	11,200	11,119

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30,

(in thousands)

	2015	2014
	(unaudited)
Cash flows from (used for) operating activities:
Net income (loss)	$(21,789)	$7,827
Adjustments to reconcile net income (loss) to net cash from (used for) operating activities -
Depreciation and amortization	14,902	16,867
Goodwill and intangible asset impairment	24,451	-
Loss on disposition of property and equipment	-	33
Stock-based compensation	1,680	1,719
Other long-term assets	704	(954)
Other long-term liabilities	(9,526)	(1,595)
	10,422	23,897
Changes in working capital:
Accounts receivable	8,649	(37,380)
Inventories	82,077	(43,061)
Prepaid expenses and other	13,908	3,367
Accounts payable	(19,373)	5,418
Change in outstanding checks	(14,484)	(10,048)
Accrued payroll and other accrued liabilities	(11,862)	(1,196)
	58,915	(82,900)
Net cash from (used for) operating activities	69,337	(59,003)

Cash flows from (used for) investing activities:
Capital expenditures	(6,017)	(7,214)
Proceeds from disposition of property and equipment	3	37
Net cash used for investing activities	(6,014)	(7,177)

Cash flows from (used for) financing activities:
Credit facility revolver borrowings	283,092	506,591
Credit facility revolver repayments	(342,002)	(383,191)
Term loan repayments	-	(48,854)
Industrial revenue bond repayments	(840)	(810)
Credit facility fees and expenses	(125)	(1,130)
Proceeds from exercise of stock options (including tax benefits) and employee stock purchases	14	137
Dividends paid	(660)	(659)
Net cash from (used for) financing activities	(60,521)	72,084

Cash and cash equivalents:
Net change	2,802	5,904
Beginning balance	2,238	3,186
Ending balance	$5,040	$9,090

The accompanying notes are an integral part of these consolidated statements.

 Olympic Steel, Inc.

Supplemental Disclosures of Cash Flow Information

For the Nine Months Ended September 30,

(in thousands)

	2015	2014
	(unaudited)

Interest paid	$3,898	$4,348
Income taxes paid	$693	$3,714

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Notes to Unaudited Consolidated Financial Statements

September 30, 2015

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

Accounts receivable are presented net of allowances for doubtful accounts and unissued credits of $3.4 million and $2.9 million as of September 30, 2015 and December 31, 2014, respectively. The allowance for doubtful accounts is maintained at a level considered appropriate based on historical experience and specific customer collection issues that have been identified. Estimations are based upon a calculated percentage of accounts receivable, which remains fairly level from year to year, and judgments about the probable effects of economic conditions on certain customers, which can fluctuate significantly from year to year. The Company cannot guarantee that the rate of future credit losses will be similar to past experience. The Company considers all available information when assessing the adequacy of its allowance for doubtful accounts and unissued credits each quarter.

3.	Inventories:

Inventories consisted of the following:

	Inventory as of
(in thousands)	September 30, 2015	December 31, 2014
Unprocessed	$182,441	$238,226
Processed and finished	46,590	72,882
Totals	$229,031	$311,108

The Company values certain of its tubular and pipe products inventory under the last-in, first-out (LIFO) method. At September 30, 2015 and December 31, 2014, approximately $43.5 million, or 19.0% of consolidated inventory, and $46.6 million, or 15.0% of consolidated inventory, respectively, was reported under the LIFO method of accounting. The cost of the remainder of the tubular and pipe products inventory is determined using a weighted average rolling first-in, first-out (FIFO) method.

For the nine months ended September 30, 2015, the Company recorded $1.7 million of LIFO income as a result of expected year-over-year decreases in carbon, nickel and base stainless steel pricing and expected lower inventory quantities at December 31, 2015. Of the $1.7 million LIFO income, $1.1 million was recorded in the third quarter of 2015. The LIFO income increased the Company’s inventory balance and decreased its cost of materials sold.

For the three and nine months ended September 30, 2014, the Company recorded $200 thousand and $600 thousand, respectively, of LIFO expense, as projections at that time anticipated increased pricing of inventory for the remainder of 2014.

If the FIFO method had been in use, inventories would have been $4.9 million and $3.2 million lower than reported at September 30, 2015 and December 31, 2014, respectively.

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

During the first six months of 2015, the metals industry experienced a significant decline in the price of metals as a result of the strengthened U.S. dollar, a historically high level of imported materials arriving in the United States, low raw material costs to produce metals, and an oversupply of metals.  The price of hot-rolled carbon steel decreased approximately 22%, or $130 per ton, during the first six months of 2015. As a result, the Company determined that a triggering event occurred in the Company’s tubular and pipe products segment during the second quarter of 2015. The challenging market conditions negatively impacted the segment’s financial performance and the decrease of the Company’s market capitalization led the Company to perform the two-step quantitative impairment test by comparing the fair value of the tubular and pipe products segment with its carrying value. The Company engaged an independent third-party valuation expert to assist with the completion of the goodwill and indefinitely lived intangible asset impairment testing.

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

Due to the impairment of the tubular and pipe segment’s goodwill in the second quarter of 2015, a triggering event occurred for the intangible assets subject to amortization and an impairment test was completed. The test revealed no impairment to the Company’s intangible assets subject to amortization.

No triggering event occurred during the third quarter of 2015 for the Company’s remaining $500 thousand of goodwill related to the specialty metals flat products segment. The Company performs an annual impairment test of goodwill and indefinitely lived intangible assets in the fourth quarter of each year. Management uses judgment to determine whether to use a qualitative analysis or a quantitative fair value measurement for each of the Company’s reporting units that carry goodwill. If a quantitative fair value measurement is used, the fair value of each indefinite lived intangible asset is compared to its carrying value. The determination of fair value of the reporting units used to perform the first step of the impairment test requires judgment and involves significant estimates and assumptions about the expected future cash flows and the impact of market conditions on those assumptions. Due to the inherent uncertainty associated with these estimates, actual results could differ materially from these estimates. Additional declines in or a lack of recovery in market conditions from current levels, weaker than anticipated Company financial performance, or an increase in the market-based weighted average cost of capital, among other factors, could significantly impact the impairment analysis and may result in further indefinitely lived intangible assets impairment charges that, if incurred, could have a material adverse effect on the Company’s financial condition and results of operations.

Goodwill, by reportable segment, was as follows as of September 30, 2015 and December 31, 2014:

(in thousands)	Flat Products	Tubular and Pipe Products	Total
Balance as of December 31, 2014	$500	$16,451	$16,951
Acquisitions	-	-	-
Impairments	-	(16,451)	(16,451)
Balance as of September 30, 2015	$500	$-	$500

Intangible assets, net, consisted of the following as of September 30, 2015 and December 31, 2014:

	As of September 30, 2015
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Impairments	Intangible Assets, Net

Customer relationships - subject to amortization	$13,332	$(3,777)	$-	$9,555
Trade name - not subject to amortization	23,425	-	(8,000)	15,425
	$36,757	$(3,777)	$(8,000)	$24,980

	As of December 31, 2014
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Impairments	Intangible Assets, Net

Customer relationships - subject to amortization	$13,332	$(3,111)	$-	$10,221
Trade name - not subject to amortization	23,425	-	-	23,425
	$36,757	$(3,111)	$-	$33,646

The Company estimates that amortization expense for its intangible assets subject to amortization will be $889 thousand for the year ending December 31, 2015 and $889 thousand per year in each of the next five years.

5.             Debt:

The Company’s debt is comprised of the following components:

	As of
	September 30,	December 31,
(in thousands)	2015	2014
Asset-based revolving credit facility due June 30, 2019	$185,180	$244,090
Industrial revenue bond due April 1, 2018	2,690	3,530
Total debt	187,870	247,620
Less current amount	(2,690)	(3,530)
Total long-term debt	$185,180	$244,090

The Company’s existing asset-based credit facility (the ABL Credit Facility) is collateralized by the Company’s accounts receivable and inventory. The ABL Credit Facility consists of a revolving credit line of $365 million. Revolver borrowings are limited to the lesser of a borrowing base, comprised of eligible receivables and inventories, or $365 million in the aggregate. The ABL Credit Facility matures on June 30, 2019.

The ABL Credit Facility requires the Company to comply with various covenants, the most significant of which include: (i) until maturity of the ABL Credit Facility, if any commitments or obligations are outstanding and the Company’s availability is less than the greater of $30 million or 10.0% of the aggregate amount of revolver commitments ($36.5 million at September 30, 2015) then the Company must maintain a ratio of EBITDA minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00 for the most recent twelve fiscal month period; (ii) limitations on dividend payments and share repurchases; and (iii) restrictions on additional indebtedness. The Company has the option to borrow under its revolver based on the agent’s base rate plus a premium ranging from 0.00% to 0.25% or the London Interbank Offered Rate (LIBOR) plus a premium ranging from 1.25% to 3.00%.

As of September 30, 2015, the Company was in compliance with its covenants and had approximately $87.3 million of availability under the ABL Credit Facility.

As of September 30, 2015, $3.0 million of bank financing fees were included in “Prepaid expenses and other” and “Other long-term assets” on the accompanying Consolidated Balance Sheets. The financing fees are being amortized over the five-year term of the ABL Credit facility and are included in “Interest and other expense on debt” on the accompanying Consolidated Statements of Comprehensive Income.

In June 2012, the Company entered into a forward starting fixed rate interest rate hedge that commenced June 2013, in order to eliminate the variability of cash interest payments on $53.2 million of the then outstanding LIBOR-based borrowings under the ABL Credit Facility. The hedge matures on June 1, 2016 and the notional amount is reduced monthly by $729 thousand. The hedged balance as of September 30, 2015 was $33.5 million. The interest rate hedge fixed the rate at 1.21% plus a premium ranging from 1.75% to 2.25%. Although the Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate hedge agreement, the Company anticipates performance by the counterparties.

The Industrial Revenue Bond (IRB) indebtedness was issued through the Stanly County, North Carolina Industrial Revenue and Pollution Control Authority. The bond matures in April 2018, with the option to provide principal payments annually on April 1st. On April 1, 2015, the Company paid an optional principal payment of $840 thousand. Since the IRB is remarketed annually, it is included in “Current portion of long-term debt” on the accompanying Consolidated Balance Sheets. Interest is payable monthly, with a variable rate that resets weekly. As a security for payment of the bonds, the Company obtained a direct pay letter of credit issued by JPMorgan Chase Bank, N.A. The letter of credit reduces annually by the principal reduction amount. The interest rate at September 30, 2015 was 0.12% for the IRB debt.

Chicago Tube and Iron (CTI) entered into an interest rate swap agreement to reduce the impact of changes in interest rates on the above IRB. At September 30, 2015, the effect of the swap agreement on the bond was to fix the rate at 3.46%. The swap agreement matures in April 2018, and is reduced annually by the amount of the optional principal payments on the bond. The Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap agreement. However, the Company does not anticipate nonperformance by the counterparties.

6.          Derivative Instruments:

Metals swaps

During 2015 and 2014, the Company entered into nickel swaps indexed to the London Metal Exchange (LME) price of nickel with third-party brokers. In 2014, the Company entered into carbon swaps indexed to the New York Mercantile Exchange (NYMEX) price of U.S. Midwest Domestic Hot-Rolled Coil Steel with third-party brokers. The nickel and carbon swaps are treated as derivatives for accounting purposes and are included in “Other accrued liabilities” and “Prepaid expenses and other” on the Consolidated Balance Sheet at September 30, 2015. The Company entered into them to mitigate its customers’ risk of volatility in the price of metals. The outstanding nickel swaps have one to eight months remaining and the outstanding carbon swaps have one to three months remaining. The swaps are settled with the brokers at maturity. The economic benefit or loss arising from the changes in fair value of the swaps is contractually passed through to the customer. The primary risk associated with the metals swaps is the ability of customers or third-party brokers to honor their agreements with the Company related to derivative instruments. If the customer or third-party brokers are unable to honor their agreements, the Company’s risk of loss is the fair value of the metals swaps.

While these derivatives are intended to help the Company manage risk, they have not been designated as hedging instruments. The periodic changes in fair value of the metals and embedded customer derivative instruments are included in “Cost of materials sold” in the Consolidated Statements of Comprehensive Income. The Company recognizes derivative positions with both the customer and the third party for the derivatives and classifies cash settlement amounts associated with them as part of “Cost of materials sold” in the Consolidated Statements of Comprehensive Income. The cumulative change in fair value of the metals swaps that have not yet been settled are included in “Other accrued liabilities”, and the embedded customer derivatives are included in “Accounts receivable, net” on the Consolidated Balance Sheets at September 30, 2015 and December 31, 2014.

In 2014, the Company entered into carbon swaps to mitigate its risk of volatility in the price of metals. The swaps are indexed to the NYMEX price of U.S. Midwest Domestic Hot-Rolled Coil Steel with third-party brokers. The outstanding carbon swaps have one to three months remaining. The metals swaps are accounted for as cash flow hedges and are included in “Other accrued liabilities” and “Prepaid expenses and other” on the Consolidated Balance Sheet at September 30, 2015. The periodic change in fair value of the metals hedges are included in “Accumulated other comprehensive loss” on the Consolidated Balance Sheet at September 30, 2015. The impact of the mark-to-market adjustment on settled hedges is recorded in “Cost of materials sold” in the accompanying Consolidated Statements of Comprehensive Income. The impact for the three and nine months ended September 30, 2015 was $544 thousand and $1.6 million, respectively, of expense.

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

Fixed rate interest rate hedge

In June 2012, the Company entered into a forward starting fixed rate interest rate hedge commencing July 2013 in order to eliminate the variability of cash interest payments on $53.2 million of the outstanding LIBOR-based borrowings under the ABL Credit Facility. The hedged balance as of September 30, 2015 was $33.5 million. The hedge matures on June 1, 2016 and the notional amount is reduced monthly by $729 thousand. The interest rate hedge fixed the rate at 1.21% plus a premium ranging from 1.25% to 1.75%. Although the Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate hedge agreement, the Company anticipates performance by the counterparties. The fixed rate interest rate hedge is accounted for as a cash flow hedging instrument for accounting purposes.

There was no net impact from the nickel swaps or embedded customer derivative agreements to the Company’s Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2015 and 2014. The table below shows the total impact to the Company’s Consolidated Statements of Comprehensive Income through “Net income (loss)” of the derivatives for the three and nine months ended September 30, 2015 and 2014.

	Net Gain (Loss) Recognized
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Interest rate swap (CTI)	$(15)	$(33)	$(50)	$(80)
Fixed interest rate swap (ABL)	(90)	(118)	(284)	(363)
Metals swaps	(571)	(467)	(1,958)	1,305
Embedded customer derivatives	571	467	1,958	(1,305)
Total loss	$(105)	$(151)	$(334)	$(443)

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

During the nine months ended September 30, 2015, there were no transfers of financial assets between Levels 1, 2 or 3 fair value measurements. There have been no changes in the methodologies used at September 30, 2015 since December 31, 2014. Following is a description of the valuation methodologies used for assets and liabilities measured at fair value as of September 30, 2015 and December 31, 2014:

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

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company:

	Value of Items Recorded at Fair Value
	As of September 30, 2015
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Metals swaps	$-	$876	$-	$876
Total assets at fair value	$-	$876	$-	$876

Liabilities:
Embedded customer derivative	$-	$876	$-	$876
Interest rate swap (CTI)	-	128	-	128
Fixed interest rate swap (ABL)	-	213	-	213
Total liabilities recorded at fair value	$-	$1,217	$-	$1,217

	Value of Items Recorded at Fair Value
	As of December 31, 2014
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Embedded customer derivative	$-	$487	$-	$487
Total assets at fair value	$-	$487	$-	$487

Liabilities:
Metals swaps	$-	$487	$-	$487
Interest rate swap (CTI)	-	178	-	178
Fixed interest rate swap (ABL)	-	386	-	386
Total liabilities recorded at fair value	$-	$1,051	$-	$1,051

The fair value of the IRB is determined using Level 1 inputs. The carrying value and the fair value of the IRB that qualify as financial instruments were $2.7 million and $3.5 million at September 30, 2015 and December 31, 2014, respectively.

The fair value of the revolver is determined using Level 2 inputs. The carrying value of the revolver was $185.2 million at September 30, 2015. The carrying value of the revolver was $244.1 million at December 31, 2014. The Level 2 fair value of the Company's long-term debt was estimated using prevailing market interest rates on debt with similar credit worthiness, terms and maturities.

The following table presents information about the Company’s assets and liabilities that were not measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company:

	Value of Items Not Recorded at Fair Value
	As of September 30, 2015
(in thousands)	Level 1	Level 2	Level 3	Total
Liabilities:
IRB	$2,690	$-	$-	$2,690
Revolver	-	185,180	-	185,180
Total liabilities not recorded at fair value	$2,690	$185,180	$-	187,870

The value of the items not recorded at fair value represent the carrying value of the liabilities.

	Value of Items Not Recorded at Fair Value
	As of December 31, 2014
(in thousands)	Level 1	Level 2	Level 3	Total
Liabilities:
IRB	$3,530	$-	$-	$3,530
Revolver	-	244,090	-	244,090
Total liabilities not recorded at fair value	$3,530	$244,090	$-	$247,620

The value of the items not recorded at fair value represent the carrying value of the liabilities.

8.           Equity Plans:

Stock Options

The following table summarizes stock option activity during the nine months ended September 30, 2015:

			Weighted Average	Aggregate Intrinsic
	Number of	Weighted Average	Remaining	Value
	Options	Exercise Price	Contractual Term	(in thousands)
Outstanding at December 31, 2014	20,170	$32.63
Granted	-	-
Exercised	-	-
Canceled	(1,000)	32.63
Outstanding at September 30, 2015	19,170	$32.63	1.58	$-
Exercisable at September 30, 2015	19,170	$32.63	1.58	$-

All options outstanding are vested as of September 30, 2015. During the nine months ended September 30, 2015, no options were exercised. There were 7,000 options exercised during the nine months ended September 30, 2014. The total intrinsic value of stock options exercised during the nine months ended September 30, 2014 was $103 thousand.

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

The Company’s Senior Management Compensation Program includes an equity component in order to encourage more ownership of common stock by the senior management. The Senior Management Compensation Program imposes stock ownership requirements upon the participants. Each participant is required to own at least 750 shares of common stock for each year that the participant participates in the Senior Management Compensation Program. Any participant that fails to meet the stock ownership requirements will be ineligible to receive any equity awards under the Company’s equity compensation plans, including the Plan, until the participant satisfies the ownership requirements. To assist participants in meeting the stock ownership requirements, on an annual basis, if a participant purchases 500 shares of common stock on the open market, the Company will award that participant 250 shares of common stock. During the nine months ended September 30, 2015 and 2014 the Company matched 8,750 shares and 8,375 shares, respectively. Additionally, any participant who continues to comply with the stock ownership requirements as of the five-year, 10-year, 15-year, 20-year and 25-year anniversaries of the participant’s participation in the Senior Management Compensation Program will receive a restricted stock unit award with a dollar value of $25 thousand, $50 thousand, $75 thousand, $100 thousand and $100 thousand, respectively. Restricted stock unit awards will convert into the right to receive shares of common stock upon a participant’s retirement, or earlier upon the participant’s death or disability or upon a change in control of the Company.

Stock-based compensation expense recognized on RSUs for the three and nine months ended September 30, 2015 and 2014, respectively, is summarized in the following table:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2015	2014	2015	2014
RSU expense before taxes	$326	$360	$867	$881
RSU expense after taxes	$188	$225	$530	$561
Impact per basic share	$0.02	$0.02	$0.05	$0.05
Impact per diluted share	$0.02	$0.02	$0.05	$0.05

All pre-tax charges related to RSUs were included in the caption “Administrative and general” on the accompanying Consolidated Statements of Comprehensive Income.

The following table summarizes the activity related to RSUs for the nine months ended September 30, 2015:

			Aggregate
	Number of	Weighted Average	Intrinsic Value
	Shares	Granted Price	(in thousands)
Outstanding at December 31, 2014	238,023	$25.11
Granted	69,771	14.54
Converted into shares	(2,437)	18.87
Forfeited	-	-
Outstanding at September 30, 2015	305,357	$22.61	$-
Vested at September 30, 2015	284,988	$22.56	$-

During the nine months ended September 30, 2015 and 2014, 2,437 and 1,250 RSUs were converted into shares, respectively.

9.           Income Taxes:

For the three months ended September 30, 2015, the Company recorded an income tax benefit of $438 thousand, or 42.3%, compared to income tax expense of $939 thousand, or 37.6%, for the three months ended September 30, 2014.

For the nine months ended September 30, 2015, the Company recorded an income tax benefit of $3.4 million, or 13.5% compared to an income tax provision of $4.5 million, or 36.4%, for the nine months ended September 30, 2014. During the second quarter of 2015, the Company recorded a $16.5 million goodwill impairment charge pertaining to its tubular and pipe products segment. This non-deductible impairment charge reduced the Company’s effective tax rate by 25.3% for the nine months ended September 30, 2015.

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

10.           Shares Outstanding and Earnings Per Share:

Earnings per share have been calculated based on the weighted average number of shares outstanding as set forth below:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2015	2014	2015	2014
Weighted average basic shares outstanding	11,203	11,120	11,200	11,118
Assumed exercise of stock options and issuance of stock awards	-	-	-	1
Weighted average diluted shares outstanding	11,203	11,120	11,200	11,119
Net income (loss)	$(598)	$1,556	$(21,789)	$7,827
Basic earnings (loss) per share	$(0.05)	$0.14	$(1.95)	$0.70
Diluted earnings (loss) per share	$(0.05)	$0.14	$(1.95)	$0.70
Anti-dilutive securities outstanding	124	200	124	200

11.          Stock Repurchase Program:

On October 2, 2015, the Company announced that its Board of Directors authorized a stock repurchase program of up to 550,000 shares of the Company’s issued and outstanding common stock, which could include open market repurchases, negotiated block transactions, accelerated stock repurchases or open market solicitations for shares, all or some of which may be effected through Rule 10b5-1 plans. Any of the repurchased shares will be held in the Company’s treasury, or canceled and retired as the Board may determine from time to time. Any repurchases of common stock are subject to the covenants contained in the ABL Credit Facility. Under the ABL Credit Facility, the Company may repurchase up to $2.5 million of common stock in the aggregate during any fiscal year without restrictions. Purchases in excess of $2.5 million require the Company to (i) maintain availability in excess of 25% of the aggregate revolver commitments ($91.3 million at September 30, 2015) or (ii) to maintain availability equal to or greater than 15% of the aggregate revolver commitments ($54.8 million at September 30, 2015) and the Company must maintain a pro-forma ratio of EBITDA minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00.

No shares of common stock were repurchased under the common stock repurchase program as of September 30, 2015.

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

The following table provides financial information by segment and reconciles the Company’s operating income by segment to the consolidated income before income taxes for the three and nine months ended September 30, 2015 and 2014.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands)	2015	2014	2015	2014
Net sales
Carbon flat products	$176,656	$256,121	$614,408	$759,045
Specialty metals flat products	46,470	56,655	151,816	159,789
Tubular and pipe products	53,796	63,841	171,814	190,743
Total net sales	$276,922	$376,617	$938,038	$1,109,577

Depreciation and amortization
Carbon flat products	$2,905	$3,033	$9,213	$11,080
Specialty metals flat products	175	200	525	602
Tubular and pipe products	1,527	1,383	4,480	4,249
Corporate	25	25	76	75
Total depreciation and amortization	$4,632	$4,641	$14,294	$16,006

Operating income (loss)
Carbon flat products (a)	$(1,100)	$905	$(929)	$9,826
Specialty metals flat products (a)	(358)	2,460	(340)	4,802
Tubular and pipe products	3,685	2,804	10,443	9,094
Corporate expenses	(1,774)	(2,052)	(5,323)	(6,268)
Goodwill and intangible asset impairment (b)	-	-	(24,451)	-
Total operating income (loss)	$453	$4,117	$(20,600)	$17,454
Other income (loss), net	(84)	(20)	(141)	(22)
Income (loss) before interest and income taxes	369	4,097	(20,741)	17,432
Interest and other expense on debt	1,405	1,602	4,439	5,134
Income (loss) before income taxes	$(1,036)	$2,495	$(25,180)	$12,298

(a) $423 of costs and expenses were reallocated from the carbon to the specialty metals flat products segments related to the first six months of 2015. This decreased the operating loss for the carbon flat products segment and increased the operating loss for the specialty metals flat products segment. There was no impact to the consolidated operating income as a result of the reallocation.

(b) The goodwill and intangible asset impairments relate to the Company's tubular and pipe products segment.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands)	2015	2014	2015	2014
Capital expenditures
Flat products segments	$1,148	$1,631	$3,254	$4,861
Tubular and pipe products	636	459	2,763	2,332
Corporate	-	-	-	21
Total capital expenditures	$1,784	$2,090	$6,017	$7,214

	As of
	September 30,	December 31,
(in thousands)	2015	2014
Goodwill
Flat products segments	$500	$500
Tubular and pipe products	-	16,451
Total goodwill	$500	$16,951

Assets
Flat products segments	$383,131	$496,253
Tubular and pipe products	181,385	203,937
Corporate	482	558
Total assets	$564,998	$700,748

There were no material revenue transactions between the carbon flat products, specialty metals products, and tubular and pipe products segments.

The Company sells certain products internationally, primarily in Canada, Puerto Rico and Mexico. International sales are immaterial to the consolidated financial results and to the individual segments’ results.

13.           Recently Issued Accounting Updates:

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” This ASU is part of the FASB’s Simplification Initiative and has been issued to reduce the complexity in the presentation of debt issuance costs. This new guidance requires companies to present debt issuance costs the same way they currently present debt discounts, as a direct deduction from the carrying value of that debt liability. The guidance is limited to simplifying the presentation of debt issuance costs and does not impact the recognition and measurement guidance for debt issuance costs. This ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted. The amendments of ASU No. 2015-03 must be applied retrospectively, where the balance sheet of each presented individual period is adjusted to indicate the period-specific impact of using the new guidance. The FASB considered that because both debt issuance costs and debt discounts are amortized using the effective interest method, there would be no effect on the income statement upon adoption of the amendments. The adoption of this ASU is not expected to impact the Company’s consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” This ASU is a joint project initiated by the FASB and the International Accounting Standards Board to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. generally accepted accounting principles and International Financial Reporting Standards that will: remove inconsistencies and weaknesses in revenue requirements; provide a more robust framework for addressing revenue issues; improve comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets; provide more useful information to users of financial statements through improved disclosure requirements; and simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer. As originally proposed, the guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is in the process of determining the method of adoption and assessing the impact of this ASU on its consolidated financial statements, and interim periods within those fiscal years, with early adoption permitted. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from contracts with customers.” This ASU deferred the effective date of ASU No. 2014-09 by one year.

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

●	our ability to generate free cash flow through operations and limited future capital expenditures, reduce inventory and repay debt within anticipated time frames;
●	events or circumstances that could impair or adversely impact the carrying value of any of our assets;
●	risks and uncertainties associated with intangible assets, including additional impairment charges related to indefinite lived intangible assets;
●	events or circumstances that could adversely impact the successful operation of our processing equipment and operations;
●	the amounts, successes and our ability to continue our capital investments and strategic growth initiatives, including our business information system implementations;
●	the successes of our operational excellence initiatives to improve our operating, cultural and management systems and reduce our costs;
●	the ability to comply with the terms of our asset-based credit facility;
●	the ability of our customers and third parties to honor their agreements related to derivative instruments;
●	customer, supplier and competitor consolidation, bankruptcy or insolvency;
●	reduced production schedules, layoffs or work stoppages by our own, our suppliers’ or customers’ personnel;
●	the impacts of union organizing activities and the success of union contract renewals;
●	the timing and outcomes of inventory lower of cost or market adjustments, especially during periods of declining market pricing;
●	the ability of our customers (especially those that may be highly leveraged, and those with inadequate liquidity) to maintain their credit availability;
●

the inflation or deflation existing within the metals industry, as well as our product mix and inventory levels on hand, which can impact our cost of materials sold as a result of the fluctuations in the last-in, first-out, or LIFO, inventory reserve;

●	the adequacy of our existing information technology and business system software, including duplication and security processes;
●	the adequacy of our efforts to mitigate cyber security risks and threats;
●	access to capital and global credit markets;
●	our ability to pay regular quarterly cash dividends and the amounts and timing of any future dividends;
●	our ability to repurchase shares of our common stock and the amounts and timing of any repurchases;
●	the enacted federal healthcare legislation’s impact on the healthcare benefits required to be provided by us and the impact of such legislation on our compensation and administrative costs; and
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

At September 30, 2015, we employed approximately 1,714 people. Approximately 297 of the hourly plant personnel at the facilities listed below are represented by nine separate collective bargaining units. The table below shows the expiration dates of the collective bargaining agreements.

Facility	Expiration date
Indianapolis, Indiana	January 29, 2016
Minneapolis plate, Minnesota	March 31, 2017
Detroit, Michigan	August 31, 2017
Duluth, Minnesota	December 21, 2017
St. Paul, Minnesota	May 25, 2018
Milan, Illinois	August 12, 2018
Locust, North Carolina	March 4, 2020
Romeoville, Illinois	May 31, 2020
Minneapolis coil, Minnesota	September 30, 2020

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

Due to the differences in average selling prices, gross profit and gross profit percentage among the segments, a change in the mix of sales could impact total net sales, gross profit, and gross profit percentage. In addition, certain inventory in the tubular and pipe products segment is valued under the last-in, first-out, or LIFO, method. Adjustments to the LIFO inventory value are recorded to cost of materials sold and may impact the gross margin and gross margin percentage at the consolidated Company and tubular and pipe products segment levels.

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

Results of Operations

The metals industry has experienced a significant decline in the price of metals during the nine months ended September 30, 2015 as a result of the strengthened U.S. dollar, a historically high level of imported materials arriving in the United States, low raw material costs to produce metals and a global oversupply of metals. The price of hot-rolled carbon steel decreased approximately 26%, or $155 per ton, during the first nine months of 2015. Similarly, the price of stainless steel and aluminum decreased during the first nine months of 2015. The declines in metals shipments and pricing have negatively impacted our third quarter and nine months of 2015 sales and earnings. The lower industry prices and shipments are expected to persist through the fourth quarter. Industry demand has also softened in 2015 compared to 2014 as evidenced by lower year over year shipments by metals service centers in the United States. During the second quarter of 2015, we recorded an impairment charge in our tubular and pipe products segment as a result of the continued decline in metals pricing and its impact on the tubular and pipe products segment results. The impairment charge consisted of a $16.5 million goodwill impairment, which eliminated the remaining goodwill in the tubular and pipe products segment, and a partial impairment of $8 million related to the segment’s tradename. The tradename is an indefinitely lived intangible asset with a remaining value of $15.4 million.

Consolidated Operations

The following table presents consolidated operating results for the periods indicated (dollars are shown in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2015		2014		2015		2014
		% of net sales		% of net sales		% of net sales		% of net sales
Net sales	$276,922	100.0	$376,617	100.0	$938,038	100.0	$1,109,577	100.0
Cost of materials sold (a)	218,172	78.8	305,080	81.0	753,949	80.4	891,968	80.4
Gross profit (b)	58,750	21.2	71,537	19.0	184,089	19.6	217,609	19.6
Operating expenses	58,297	21.1	67,420	17.9	180,238	19.2	200,155	18.0
Goodwill and intangible asset impairment (c)	-	-	-	-	24,451	2.6	-	-
Operating income (loss)	$453	0.1	$4,117	1.1	$(20,600)	(2.2)	$17,454	1.6
Other loss, net	84	0.0	20	0.0	141	0.0	22	0.0
Interest and other expense on debt	1,405	0.5	1,602	0.4	4,439	0.5	5,134	0.5
Income (loss) before income taxes	(1,036)	(0.4)	2,495	0.7	(25,180)	(2.7)	12,298	1.1
Income taxes	(438)	(0.2)	939	0.3	(3,391)	(0.4)	4,471	0.4
Net income (loss)	(598)	(0.2)	1,556	0.4	(21,789)	(2.3)	7,827	0.7

(a) Includes $1,075 and $1,725 of LIFO income for the three and nine months ended September 30, 2015, respectively, and $200 and $600 of LIFO expense for the three and nine months ended September 30, 2014, respectively.

(b) Gross profit is calculated as net sales less the cost of materials sold.

(c) Goodwill and intangible asset impairment charge pertaining to the pipe and tube segment is separately displayed for comparability

Net sales decreased 26.5% to $276.9 million in the third quarter of 2015 from $376.6 million in the third quarter of 2014. Carbon flat products net sales were 63.8% of total net sales in the third quarter of 2015 compared to 68.0% of total net sales in the third quarter of 2014. Specialty metals flat products net sales were 16.8% of total net sales in the third quarter of 2015 compared to 15.0% of total net sales in the third quarter of 2014. Tubular and pipe products net sales were 19.4% of total net sales in the third quarter of 2015 compared to 17.0% of total net sales in the third quarter of 2014. The decrease in net sales was due to a 15.7% decrease in sales volume, driven by a decline in industry-wide shipments, and a 12.8% decrease in selling prices during the third quarter of 2015 compared to the third quarter of 2014.

Net sales decreased 15.5% to $938.0 million during the nine months ended September 30, 2015 from $1.1 billion during the nine months ended September 30, 2014. Carbon flat products net sales were 65.5% of total net sales in the first nine months of 2015 compared to 68.4% of total net sales in the first nine months of 2014. Specialty metals flat products net sales were 16.2% of total net sales in the first nine months of 2015 compared to 14.4% of total net sales in the first nine months of 2014. Tubular and pipe products net sales were 18.3% of total net sales in the first nine months of 2015 compared to 17.2% of total net sales in the first nine months of 2014. The decrease in net sales was due to a 9.3% decrease in sales volume, driven by a decline in industry-wide shipments, and a 6.8% decline in selling prices during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. Sales volume and selling prices decreased in all segments during the three and nine months ended September 30, 2015.

Cost of materials sold decreased 28.5% to $218.2 million in the third quarter of 2015 from $305.1 million in the third quarter of 2014. The decrease in cost of materials sold was due to a 15.7% decrease in sales volume and a 15.2% decrease in metals cost during the three months ended September 30, 2015 compared to the three months ended September 30, 2014.

Cost of materials sold decreased 15.5% to $753.9 million during the nine months ended September 30, 2015 from $892.0 million during the nine months ended September 30, 2014. The decrease in cost of materials sold was due to a 9.3% decrease in sales volume and a 6.8% decrease in metals cost during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

As a percentage of net sales, gross profit (as defined in footnote (b) in the table above) increased to 21.2% in the third quarter of 2015 compared to 19.0% in the third quarter of 2014. The increase in the gross profit percentage in the third quarter of 2015 is a result of the average cost of goods sold per ton decreasing more than the average selling price per ton during the period compared to the same period in 2014. The gross profit percentage increased in the carbon flat products segment, and the tubular and pipe products segment sales, in proportion to the consolidated sales, increased during the third quarter of 2015 compared to the third quarter of 2014. The tubular and pipe products segment carry a higher gross profit percentage than the carbon flat products.

As a percentage of net sales, gross profit (as defined in footnote (b) in the table above) was 19.6% in both the nine months ended September 30, 2015 and 2014.

Operating expenses in the third quarter of 2015 decreased $9.1 million, or 13.5%, to $58.3 million from $67.4 million in the third quarter of 2014. As a percentage of net sales, operating expenses increased to 21.1% for the third quarter of 2015 from 17.9% in the comparable 2014 period. In 2015, we initiated a profit improvement plan to reduce operating expenses and enhance margins. This plan includes among other initiatives, lowering distribution costs, and lowering labor and personnel expenses, as well as transportation and purchasing initiatives. During the third quarter of 2015, we successfully executed on those initiatives and our operating expenses decreased by $7.0 million through reductions in labor and personnel expenses, lower variable based incentive compensation, decreases in travel and entertainment expenses, and lower distribution expense as a result of lower sales volumes. Variable operating expenses, such as distribution and warehouse and processing, also decreased as a result of lower sales volume and net sales. Selling and administrative and general expenses decreased as a result of the profit improvement plan discussed above and lower variable performance-based incentive compensation in 2015 versus 2014. Depreciation expense decreased as a result of certain assets becoming fully depreciated in 2014. Operating expenses in the carbon flat products segment decreased $5.9 million, operating expenses in the specialty metals flat products segment decreased $1.2 million, operating expenses in the tubular and pipe products segment decreased $1.7 million, and Corporate expenses decreased $0.3 million.

Operating expenses in the first nine months of 2015 increased $4.5 million, or 2.3%, to $204.7 million from $200.2 million in the first nine months of 2014. As a percentage of net sales, operating expenses increased to 21.8% for the nine months ended September 30, 2015 from 18.0% in the comparable 2014 period. The $4.5 million increase in operating expenses is attributable to the $24.5 million non-cash intangible asset impairment charge recorded in the second quarter of 2015 related to the tubular and pipe products segment. During the first nine months of 2015, we successfully executed on our profit improvement plan cost reduction initiatives and our operating expenses decreased by $13.8 million through reductions in labor and personnel expenses, lower variable based incentive compensation, decreases in travel and entertainment expenses, lower distribution expenses as well as lower sales volumes. Variable operating expenses, such as distribution and warehouse and processing, also decreased as a result of lower sales volume and net sales. Occupancy expenses decreased as a result of decreased heating and snow removal expenses. Depreciation expense decreased as a result of certain assets being fully depreciated in 2014. Operating expenses in the carbon flat products segment decreased $15.1 million, operating expenses in the specialty metals products segment decreased $2.2 million, operating expenses in the tubular and pipe products segment increased $22.8 million, due to the $24.5 million non-cash intangible asset impairment charges, and Corporate expenses decreased $1.0 million.

Interest and other expense on debt totaled $1.4 million, 0.5% of net sales, for the third quarter of 2015 compared to $1.6 million, or 0.4% of net sales, for the third quarter of 2014. Interest and other expense on debt totaled $4.4 million, 0.5% of net sales, for the first nine months of 2015 compared to $5.1 million, or 0.5% of net sales, for the first nine months of 2014. The lower interest expense in the 2015 periods was due to lower average borrowings and lower average borrowing rates during 2015 compared 2014. Our effective borrowing rate, exclusive of deferred financing fees and commitment fees, was 2.1% for the first nine months of 2015 compared to 2.3% for the first nine months of 2014.

For the third quarter of 2015, loss before income taxes totaled $1.0 million compared to income before income taxes of $2.5 million in the third quarter of 2014. For the first nine months of 2015, loss before income taxes totaled $25.2 million compared to income before income taxes of $12.3 million in the first nine months of 2014. Loss before income taxes included a $24.5 million non-cash intangible asset impairment charge in the nine month period ended September 30, 2015.

An income tax benefit of 42.4% was recorded for the third quarter of 2015, compared to an income tax provision of 37.6% for the third quarter of 2014. An income tax benefit of 13.5% was recorded for the first nine months of 2015, compared to an income tax provision of 36.4% for the first nine months of 2014. The unusual 2015 effective income tax rate was due to the non-cash intangible asset impairment charge for the tubular and pipe products segment. This non-deductible impairment charge reduced the effective tax rate by 25.3% for the nine months ended September 30, 2015. Our tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items that are taken into account in the relevant period. Each quarter, we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment. We expect our effective tax rate to approximate 39% to 40% on an annual basis in 2015, excluding the impact of the non-cash intangible asset impairment charge.

Net loss for the third quarter of 2015 totaled $598 thousand or ($0.05) per basic and diluted share, compared to net income of $1.6 million or $0.14 per basic and diluted share for the third quarter of 2014. Net loss for the first nine months of 2015 totaled $21.8 million or ($1.95) per basic and diluted share, compared to net income of $7.8 million or $0.70 per basic and diluted share for the first nine months of 2014. For the nine months ended September 30, 2015, the intangible asset impairment decreased earnings per share by $1.91 per basic and diluted share.

Segment Operations

Carbon flat products

The following table presents selected operating results for our carbon flat products segment for the periods indicated (dollars are shown in thousands, except for per ton information):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2015		2014		2015		2014
		% of net sales		% of net sales		% of net sales		% of net sales
Direct tons sold	227,518		275,923		726,065		816,225
Toll tons sold	26,226		28,690		81,930		80,521
Total tons sold	253,744		304,613		807,995		896,746

Net sales	$176,656	100.0	$256,121	100.0	$614,408	100.0	$759,045	100.0
Average selling price per ton	696		841		760		846
Cost of materials sold (a)	139,260	78.8	210,811	82.3	497,852	81.0	616,666	81.2
Gross profit (b)	37,396	21.2	45,310	17.7	116,556	19.0	142,379	18.8
Operating expenses (c)	38,496	21.8	44,405	17.3	117,485	19.2	132,553	17.5
Operating income (loss)	$(1,100)	(0.6)	$905	0.4	$(929)	(0.2)	$9,826	1.3

(a)	Cost of materials sold for the nine months ended September 30, 2015 excludes $480 of costs reallocated to the specialty metals flat products ssegment realted to the first six months of 2015.
(b)	Gross profit is calculated as net sales less the cost of materials sold.
(c)

Operating expenses are calculated as total costs and expenses less the cost of materials sold. Operating expenses for the nine months ended September 30, 2015 include $57 of operating expenses reallocated from the specialty metals flat products segment related to the first six months of 2015.

Tons sold by our carbon flat products segment decreased 16.7% to 254 thousand in the third quarter of 2015 from 305 thousand in the third quarter of 2014. The decrease in tons sold is due to decreased customer demand and lower industry-wide shipments in the third quarter of 2015 compared to the 2014 comparable period.

Tons sold by our carbon flat products segment decreased 9.9% to 808 thousand in the first nine months of 2015 from 897 thousand in the first nine months of 2014. The decrease in tons sold is due to decreased customer demand and lower industry-wide shipments in the first nine months of 2015 compared to the first nine months of 2014.

Net sales in our carbon flat products segment decreased 31.0% to $176.7 million in the third quarter of 2015 from $256.1 million in the third quarter of 2014. The decrease in sales was due to a 16.7% decrease in sales volume and a 17.2% decrease in the average selling prices during the third quarter of 2015 compared to the third quarter of 2014. Average selling prices in the third quarter of 2015 were $696 per ton, compared with $841 per ton in the third quarter of 2014 and $751 per ton in the second quarter of 2015. The decrease in the average selling price is a result of the market dynamics in the metals industry discussed in the overview of Results of Operations above.

Net sales in our carbon flat products segment decreased 19.1% to $614.4 million in the first nine months of 2015 from $759.0 million in the first nine months of 2014. The decrease in sales was due to a 9.9% decrease in sales volume and a 10.2% decrease in average selling prices, as metals industry market prices continued to soften throughout the first nine months of 2015. Average selling prices in the first nine months of 2015 were $760 per ton, compared with $846 per ton in the first nine months of 2014.

Cost of materials sold decreased 33.9% to $139.3 million in the third quarter of 2015 from $210.8 million in the third quarter of 2014. The decrease in cost of materials sold was due to a 16.7% decrease in sales volume and a 20.7% decrease in metals cost during the three months ended September 30, 2015 compared to the three months ended September 30, 2014.

Cost of materials sold decreased 19.3% to $497.9 million in the first nine months of 2015 from $616.7 million in the first nine months of 2014. The decrease in cost of materials sold was due to a 9.9% decrease in sales volume and a 10.4% decrease in metals cost during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

As a percentage of net sales, gross profit (as defined in footnote (a) in the table above) increased to 21.2% in the third quarter of 2015 compared to 17.7% in the third quarter of 2014. The increase in gross profit as a percentage of net sales is due to decreased selling prices as the gross profit per ton sold has remained relatively flat.

As a percentage of net sales, gross profit totaled 19.0% in the nine months ended September 30, 2015 compared to 18.8% in the nine months ended September 30, 2014. The increase in gross profit as a percentage of net sales is due to the decreased selling prices as the gross profit per ton sold has decreased $15 per ton in the nine months ended September 30, 2015 to $144 per ton compared to $159 per ton in the nine months ended September 30, 2014.

Operating expenses in the third quarter of 2015 decreased $5.9 million, or 13.3%, to $38.5 million from $44.4 million in the third quarter of 2014. As a percentage of net sales, operating expenses increased to 21.8% for the third quarter of 2015 from 17.3% in the comparable 2014 period.

Operating expenses in the first nine months of 2015 decreased $15.1 million, or 11.4%, to $117.5 million from $132.6 million in the first nine months of 2014. As a percentage of net sales, operating expenses increased to 19.2% for the first nine months of 2015 from 17.5% in the comparable 2014 period. Operating expenses decreased through reductions in labor and personnel expenses, lower variable based incentive compensation, decreases in travel and entertainment expenses, and lower distribution expense as a result of lower sales volumes.

Operating loss for the third quarter of 2015 totaled $1.1 million, or (0.6%) of net sales, compared to operating income of $905 thousand, or 0.4% of net sales for the third quarter of 2014. Operating loss for the nine months ended September 30, 2015 totaled $929 thousand, or (0.2%) of net sales, compared to operating income of $9.8 million, or 1.3% of net sales for the nine months ended September 30, 2014.

Specialty metals flat products

The following table presents selected operating results for our specialty metals flat products segment for the periods indicated (dollars are shown in thousands, except for per ton information):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2015		2014		2015		2014
		% of net sales		% of net sales		% of net sales		% of net sales
Direct tons sold	17,665		19,199		55,521		56,738
Toll tons sold	-		22		36		39
Total tons sold	17,665		19,221		55,557		56,777

Net sales	$46,470	100.0	$56,655	100.0	$151,816	100.0	$159,789	100.0
Average selling price per ton	2,631		2,948		2,733		2,814
Cost of materials sold	42,872	92.3	49,031	86.5	139,310	91.8	139,920	87.6
Gross profit (a)	3,598	7.7	7,624	13.5	12,506	8.2	19,869	12.4
Operating expenses (b)	3,956	8.5	5,164	9.1	12,846	8.5	15,067	9.4
Operating income (loss)	$(358)	(0.8)	$2,460	4.3	$(340)	(0.2)	$4,802	3.0

(a)	Cost of materials sold for the nine months ended September 30, 2015 includes $480 of costs reallocated from the carbon flat products ssegment related to the first six months of 2015.
(b)	Gross profit is calculated as net sales less the cost of materials sold.
(c)

Operating expenses are calculated as total costs and expenses less the cost of materials sold. Operating expenses for the nine months ended September 30, 2015 exclude $57 of operating expenses reallocated to the carbon flat products segment related to the first six months of 2015.

Tons sold by our specialty metals flat products segment decreased 8.1% to 18 thousand in the third quarter of 2015 from 19 thousand in the third quarter of 2014. The decrease in tons sold is due to decreased customer demand and lower industry-wide shipments in the third quarter of 2015 compared to the third quarter of 2014. Despite this decrease in tons sold, the Company grew its market share in the aluminum products it sells.

Tons sold by our specialty metals flat products segment decreased 2.1% to 56 thousand in the nine months ended September 30, 2015 from 57 thousand in the nine months ended September 30, 2014. The decrease in tons sold is due to decreased customer demand during the first nine months of 2015.

Net sales in our specialty metals flat products segment decreased 18.0% to $46.5 million in the third quarter of 2015 from $56.7 million in the third quarter of 2014. The decrease in sales was due to an 8.1% decrease in sales volume and a 10.8% decrease in average selling prices during the third quarter of 2015 compared to the third quarter of 2014. Average selling prices in the third quarter of 2015 were $2,631 per ton, down from $2,948 per ton in the third quarter of 2014 and down 3.5% from $2,727 per ton in the second quarter of 2015. The decrease in the year over year average selling price per ton is a result of the market dynamics, including the declining price of nickel, which continue to pressure stainless steel pricing.

Net sales in our specialty metals flat products segment decreased 5.0% to $151.8 million in the first nine months of 2015 from $159.8 million in the first nine months of 2014. The decrease in sales was due to a 2.1% decrease in sales volume and a 2.9% decrease in average selling prices. Average selling prices in the first nine months of 2015 were $2,733 per ton, compared with $2,814 per ton in the first nine months of 2014.

Cost of materials sold decreased 12.6% to $42.9 million in the third quarter of 2015 from $49.0 million in the third quarter of 2014. The decrease was due to an 8.1% decrease in sales volume and a 4.9% decrease in the average cost of materials during the third quarter of 2015 compared to the third quarter of 2014.

Cost of materials sold decreased 0.4% $139.3 million in the first nine months of 2015 from $139.9 million in the first nine months of 2014. The decrease in cost of materials sold was due to a 2.1% decrease in sales volume offset by a 1.8% increase in metals cost during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

As a percentage of net sales, gross profit (as defined in footnote (a) in the table above) decreased to 7.7% in the third quarter of 2015 from 13.5% in the third quarter of 2014. During the third quarter of 2015, the decrease in the gross profit percentage is a result of the declining price of nickel, which is a large component of stainless steel and aluminum pricing, and the cost of our material not declining as fast as the average sell price.

As a percentage of net sales, gross profit (as defined in footnote (a) in the table above) decreased to 8.2% in the nine months ended September 30, 2015 from 12.4% in the nine months ended September 30, 2014, as selling price decreases accelerated in the third quarter of 2015 compared to the first half of 2015.

Operating expenses in the third quarter of 2015 decreased $1.2 million, or 23.4%, to $4.0 million from $5.2 million in the third quarter of 2014. As a percentage of net sales, operating expenses decreased to 8.5% for the third quarter of 2015 compared to 9.1% for the third quarter of 2014. Variable operating expenses, such as distribution and wages decrease as a result of lower sales volumes. Expenses also decreased as a result of the profit improvement plan initiated in 2015.

Operating expenses in the first nine months of 2015 decreased $2.2 million, or 14.7%, to $12.8 million from $15.1 million in the first nine months of 2014. As a percentage of net sales, operating expenses decreased to 8.5% for the nine months ended September 30, 2015 compared to 9.4% for the nine months ended September 30, 2014. Variable operating expenses, such as distribution and wages decreased as a result of lower sales volumes. Expenses also decreased as a result of the profit improvement plan initiated in 2015 and the decrease in variable performance-based incentive compensation in 2015 compared to 2014.

Operating loss for the third quarter of 2015 totaled $0.4 million, or (0.8%) of net sales, compared to operating income of $2.5 million, or 4.3% of net sales, for the third quarter of 2014. Operating loss for the nine months ended September 30, 2015 totaled $340 thousand, or (0.2%) of net sales, compared to operating income of $4.8 million, or 3.0% of net sales, for the nine months ended September 30, 2014.

Tubular and pipe products

The following table presents selected operating results for our tubular and pipe products segment for the periods indicated (dollars are shown in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2015		2014		2015		2014
		% of net sales		% of net sales		% of net sales		% of net sales
Net sales	$53,796	100.0	$63,841	100.0	$171,814	100.0	$190,743	100.0
Cost of materials sold (a)	36,040	67.0	45,237	70.9	116,787	68.0	135,381	71.0
Gross profit (b)	17,756	33.0	18,604	29.1	55,027	32.0	55,362	29.0
Operating expenses (c)	14,071	26.2	15,800	24.7	44,584	25.9	46,268	24.2
Goodwill and intangible asset impairment (d)	-	-	-	-	24,451	14.2	-	-
Operating income (loss)	$3,685	6.8	$2,804	4.4	$(14,008)	(8.1)	$9,094	4.8

(a)

Includes $1,075 and $1,725 of LIFO income for the three and nine months ended September 30, 2015, respectively,  and $200 and $600 of LIFO expense for the three and nine months ended September 30, 2014, respectively.

(b)	Gross profit is calculated as net sales less the cost of materials sold.
(c)

Operating expenses are calculated as total costs and expenses less the cost of materials sold. The nine months ended September 30, 2015 excludes a $24,451 non-cash goodwill and intangible asset impairment charge.

(d)	The goodwill and intangible asset non-cash impairment charge is separately displayed for comparability purposes.

Net sales decreased 15.7% to $53.8 million in the third quarter of 2015 from $63.8 million in the third quarter of 2014. The decrease is a result of an 8.1% decrease in volume and an 8.3% decrease in the pipe and tube products segment average selling prices compared to the third quarter of 2014.

Net sales decreased 9.9% to $171.8 million in the nine months ended September 30, 2015 from $190.7 million in the nine months ended September 30, 2014. The decrease is a result of a 6.7% decrease in volume and a 3.5% decrease in the pipe and tube products segment average selling prices over the first nine months of 2014. Despite the year-over-year decrease in volume the Company maintained its market share in carbon pipe and tube products.

Cost of materials sold decreased 20.3% to $36.0 million in the third quarter of 2015 from $45.2 million in the third quarter of 2014. During the third quarter of 2015 we recorded LIFO income of $1.1 million compared to $200 thousand of LIFO expense recorded in the third quarter of 2014.

Cost of materials sold decreased 13.7% to $116.8 million in the first nine months of 2015 from $135.4 million in the first nine months of 2014. During the first nine months of 2015, we recorded $1.7 million of LIFO income compared to $600 thousand of LIFO expense recorded in the first nine months of 2014. The decrease in cost of materials sold in 2015 is a result of the 6.7% decrease in sales volume, decreased metals cost in 2015 compared to 2014 and the impact of LIFO income in 2015 compared to LIFO expense in 2014.

As a percentage of net sales, gross profit (as defined in footnote (b) in the table above) totaled 33.0% in the third quarter of 2015 compared to 29.1% in the third quarter of 2014. As a percentage of net sales, the $1.1 million of LIFO income in the third quarter of 2015 increased gross profit by 2.0%, compared to the LIFO expense in the third quarter of 2014 that decreased gross profit by 0.3%.

As a percentage of net sales, gross profit totaled 32.0% in the first nine months of 2015 compared to 29.0% in the first nine months of 2014. As a percentage of net sales, the $1.7 million of LIFO income recorded in the nine months ended September 30, 2015 increased gross profit by 1.0%, compared to the LIFO expense that decreased gross profit by 0.3% in the nine months ended September 30, 2014.

Operating expenses in the third quarter of 2015 decreased $1.7 million, or 10.9%, to $14.1 million from $15.8 million in the third quarter of 2014. As a percentage of net sales, operating expenses increased to 26.2% for the third quarter of 2015 compared to 24.7% for the third quarter of 2014. Variable operating expenses, such as distribution, warehouse and processing and certain selling expenses, decreased as a result of lower sales volume and net sales. Depreciation expense increased as a result of recent investments in processing equipment.

Operating expenses in the nine months ended September 30, 2015 increased $22.8 million, or 49.2%, to $69.0 million from $46.3 million in the third quarter of 2014. As a percentage of net sales, operating expenses increased to 40.1% for the first nine months of 2015 compared to 24.2% for the first nine months of 2014. The $24.5 million intangible asset impairment charge recorded in the second quarter of 2015 accounted for all of the operating expense increase. Variable operating expenses, such as distribution and certain selling expenses, decreased as a result of lower sales volume and net sales. Depreciation expense increased as a result of recent investments in processing equipment.

Operating income for the third quarter of 2015 totaled $3.7 million, or 6.8% of net sales, compared to operating income of $2.8 million, or 4.4% of net sales, for the third quarter of 2014. Operating loss for the nine months ended September 30, 2015 totaled $14.0 million, or (8.1%) of net sales, compared to operating income of $9.1 million, or 4.8% of net sales, for the nine months ended September 30, 2014. The 2015 nine month operating loss was due to the intangible asset impairment charge.

Corporate expenses

Corporate expenses decreased $0.3 million, or 13.5%, to $1.8 million in the third quarter of 2015 compared to $2.1 million in the third quarter of 2014. Corporate expenses decreased $1.0 million, or 15.1%, to $5.3 million in the nine months ended September 30, 2015 compared to $6.3 million in the nine months ended September 30, 2014. The decrease in corporate expenses is primarily attributable to decreases in travel and entertainment expenses and lower variable performance-based incentives in the 2015 periods compared to the comparable periods of 2014. Corporate expenses include the unallocated expenses related to managing the entire Company, (i.e. all three segments) including payroll expenses for certain personnel, expenses related to being a publicly traded entity such as board of directors expenses, audit expenses, and various other professional fees.

Liquidity, Capital Resources and Cash Flows

Our principal capital requirements include funding working capital needs, purchasing, upgrading and acquiring processing equipment and facilities, making acquisitions, paying dividends and our recently announced share repurchase program. We use cash generated from operations, leasing transactions and borrowings under our credit facility to fund these requirements.

We believe that funds available under our existing asset-based credit facility (the ABL Credit Facility), lease arrangement proceeds and the sale of equity or debt securities, together with funds generated from operations, will be sufficient to provide us with the liquidity necessary to fund anticipated working capital requirements, capital expenditure requirements, our dividend payments and any share repurchases, and any business acquisitions over at least the next 12 months. In the future, we may, as part of our business strategy, acquire and dispose of assets or other companies in the same or complementary lines of business, or enter into or exit strategic alliances and joint ventures. Accordingly, the timing and size of our capital requirements are subject to change as business conditions warrant and opportunities arise.

Operating Activities

For the nine months ended September 30, 2015, we generated $69.3 million of net cash from operations, of which $10.4 million was generated from operating activities and $58.9 million was generated from a reduced working capital investment. For the nine months ended September 30, 2014, we used $59.0 million of net cash from operations, of which $23.9 million was generated from operating activities and $82.9 million was used for working capital.

Net cash from operations totaled $10.4 million during the nine months ended September 30, 2015 and consisted of a net loss of $21.8 million and a decrease in net long-term assets and liabilities of $8.8 million, offset by depreciation and amortization of $14.9 million, the non-cash intangible asset impairment charge of $24.5 million, and stock-based compensation of $1.7 million. Net cash from operations totaled $23.9 million during the nine months ended September 30, 2014 and was primarily generated from net income of $7.8 million and depreciation and amortization of $16.9 million.

Working capital at September 30, 2015 totaled $271.6 million, a $55.2 million decrease from December 31, 2014. The decrease was primarily attributable to an $82.1 million, or 26.4%, decrease in inventories (resulting from decreased inventory purchases and lower metals cost in the nine months ended September 30, 2015 compared to the fourth quarter of 2014), an $8.6 million decrease in accounts receivable offset by a $33.9 million decrease in accounts payable and outstanding checks.

Investing Activities

Net cash used for capital expenditures was $6.0 million during the nine months ended September 30, 2015, compared to $7.2 million during the nine months ended September 30, 2014. The 2015 capital expenditures were attributable to additional processing equipment at our existing facilities. In 2015, we expect capital spending to be less than $10 million. In the third quarter of 2015, we entered into a $7 million operating lease for a new stretcher leveler cut-to-length line in Winder, Georgia. The lease commenced on July 31, 2015. The annual estimated lease obligation is $780 thousand.

Financing Activities

During the nine months ended September 30, 2015, $60.5 million of cash was used for financing activities, which primarily consisted of $58.9 million of net repayments under our ABL Credit Facility. During the first nine months of 2014, $72.1 million of cash was generated from financing activities, which primarily consisted of $74.5 million of net borrowings under our ABL Credit Facility, including the elimination of our term loan of $48.9 million and subsequent borrowings on our revolver, offset by $1.1 million of additional deferred financing fees incurred as part of the June 30, 2014 amendment of the ABL Credit Facility.

Dividends paid were $0.7 million for both the nine months ended September 30, 2015 and September 30, 2014. In November 2015, our Board of Directors approved a regular quarterly dividend of $0.02 per share, which will be paid on December 15, 2015 to shareholders of record as of December 1, 2015. Regular dividend distributions in the future are subject to the availability of cash, the $2.5 million annual limitation on cash dividends under our ABL Credit Facility and continuing determination by our Board of Directors that the payment of dividends remains in the best interest of our shareholders.

Stock Repurchase Program

On October 2, 2015, we announced that our Board of Directors authorized a stock repurchase program of up to 550,000 shares of the Company’s issued and outstanding common stock, which could include open market repurchases, negotiated block transactions, accelerated stock repurchases or open market solicitations for shares, all or some of which may be effected through Rule 10b5-1 plans. Any of the repurchased shares will be held in our treasury, or canceled and retired as our Board may determine from time to time. Any repurchases of common stock are subject to the covenants contained in the ABL Credit Facility. Under the ABL Credit Facility, we may repurchase up to $2.5 million of common stock in the aggregate during any fiscal year without restrictions. Purchases in excess of $2.5 million require us to (i) maintain availability in excess of 25% of the aggregate revolver commitments ($91.3 million at September 30, 2015) or (ii) to maintain availability equal to or greater than 15% of the aggregate revolver commitments ($54.8 million at September 30, 2015) and we must maintain a pro-forma ratio of EBITDA minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00. The timing and amount of any repurchases under the stock repurchase program will depend upon several factors, including market and business conditions, and limitations under the ABL Credit Facility, and repurchases may be discontinued at any time.

Debt Arrangements

Our ABL Credit Facility is collateralized by our accounts receivable and inventory. The ABL Credit Facility consists of a revolving credit line of $365 million. Revolver borrowings are limited to the lesser of a borrowing base, comprised of eligible receivables and inventories, or $365 million in the aggregate. The ABL Credit Facility matures on June 30, 2019.

The ABL Credit Facility requires us to comply with various covenants, the most significant of which include: (i) until maturity of the ABL Credit Facility, if any commitments or obligations are outstanding and our availability is less than the greater of $30 million or 10.0% of the aggregate amount of revolver commitments ($36.5 million at September 30, 2015) then we must maintain a ratio of EBITDA minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00 for the most recent twelve fiscal month period; (ii) limitations on dividend payments and stock repurchases; and (iii) restrictions on additional indebtedness. We have the option to borrow under our revolver based on the agent’s base rate plus a premium ranging from 0.00% to 0.25% or the London Interbank Offered Rate (LIBOR) plus a premium ranging from 1.25% to 3.00%.

As of September 30, 2015, we were in compliance with our covenants and had approximately $87.3 million of availability under the ABL Credit Facility.

As of September 30, 2015, $3.0 million of bank financing fees were included in “Prepaid expenses and other” and “Other long-term assets” on the accompanying Consolidated Balance Sheets. The financing fees are being amortized over the five-year term of the ABL Credit facility and are included in “Interest and other expense on debt” on the accompanying Consolidated Statements of Comprehensive Income.

In June 2012, we entered into a forward starting fixed rate interest rate hedge that commenced June 2013, in order to eliminate the variability of cash interest payments on $53.2 million of then outstanding LIBOR-based borrowings under the ABL Credit Facility. The hedge matures on June 1, 2016 and the notional amount is reduced monthly by $729 thousand. The remaining hedged balance as of September 30, 2015 was $33.5 million. The interest rate hedge fixed the rate at 1.21% plus a premium ranging from 1.75% to 2.25%. Although we are exposed to credit loss in the event of nonperformance by the other parties to the interest rate hedge agreement, we anticipate performance by the counterparties.

As part of the CTI acquisition in July 2011, we assumed approximately $5.9 million of Industrial Revenue Bond (IRB) indebtedness issued through the Stanly County, North Carolina Industrial Revenue and Pollution Control Authority. The bond matures in April 2018, with the option to provide principal payments annually on April 1st. On April 1, 2015, we paid an optional principal payment of $840 thousand. Since the IRB is remarketed annually, it is included in “Current portion of long-term debt” on the accompanying Consolidated Balance Sheets. Interest is payable monthly, with a variable rate that resets weekly. As a security for payment of the bonds, we obtained a direct pay letter of credit issued by JPMorgan Chase Bank, N.A. The letter of credit reduces annually by the principal reduction amount. The interest rate at September 30, 2015 was 0.12% for the IRB debt.

We entered into an interest rate swap agreement to reduce the impact of changes in interest rates on the above IRB. At September 30, 2015, the effect of the swap agreement on the bond was to fix the rate at 3.46%. The swap agreement matures in April 2018, and is reduced annually by the amount of the optional principal payments on the bond. Although we are exposed to credit loss in the event of nonperformance by the other party to the interest rate swap agreement, we anticipate performance by the counterparty.

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

Approximately 49.5% and 50.1% of our consolidated net sales in the first nine months of 2015 and 2014, respectively were directly related to industrial machinery and equipment manufacturers and their fabricators.

Inflation generally affects us by increasing the cost of employee wages and benefits, transportation services, processing equipment, energy and borrowings under our credit facility. General inflation, excluding increases in the price of steel and increased distribution expense, has not had a material effect on our financial results during the past two years.

We are exposed to the impact of fluctuating metals prices and interest rate changes. During 2015 and 2014, we entered into nickel and carbon swaps at the request of customers. While these derivatives are intended to be effective in helping us manage risk, they have not been designated as hedging instruments. For certain customers, we enter into contractual relationships that entitle us to pass-through the economic effect of trading positions that we take with other third parties on our customers’ behalf. The cumulative mark-to-market impact of these derivatives is $876 thousand. We are exposed to credit loss in the event of nonperformance by the other parties to the nickel and carbon swaps. However, we do not anticipate nonperformance by the counterparties. In the fourth quarter of 2014, we entered into carbon swaps in order to mitigate the volatility in the price of metals. The cumulative mark-to-market impact of the carbon swaps is $672 thousand. The carbon swaps are accounted for as cash flow hedges.

Our primary interest rate risk exposure results from variable rate debt. We have the option to enter into 30- to 180-day fixed base rate LIBOR loans under the ABL Credit Facility. As part of the CTI acquisition we assumed an interest rate swap agreement on the IRB. The swap agreement matures in April 2018, but the notional amount may be reduced annually by the amount of the optional principal payments on the IRB. In June 2012, we entered into a forward starting fixed rate interest rate hedge commencing July 2013 in order to eliminate the variability of cash interest payments on approximately $53.2 million of the outstanding LIBOR-based borrowings under the ABL Credit Facility. The hedged balance as of September 30, 2015 was $33.5 million. The hedge matures on June 1, 2016 and the notional amount is reduced monthly by the principal payments on the term loan. The fixed rate interest rate hedge is accounted for as a cash flow hedging instrument for accounting purposes. We are exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap and fixed interest rate hedge agreements. However, we do not anticipate nonperformance by the counterparties.

Item 4. Controls and Procedures

The evaluation required by Rule 13a-15 of the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q has been carried out under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. These disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in reports that are filed with or submitted to the SEC is: (i) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2015, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

OLYMPIC STEEL, INC.
(Registrant)

Date: November 5, 2015	By:	/s/ Michael D. Siegal
Michael D. Siegal
Chairman of the Board and Chief Executive Officer

By:	/s/ Richard T. Marabito
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