Form 10-K
period 2015-12-31
OLYMPIC STEEL INC
filed 2016-02-25
CIK 917470

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

( X )	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Year Ended December 31, 2015

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

Large accelerated filer ()	Accelerated filer (X)
Non-accelerated filer ()	Small reporting company ()
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ( ) No (X)

As of June 30, 2015, the aggregate market value of voting stock held by nonaffiliates of the registrant based on the closing price at which such stock was sold on the Nasdaq Global Select Market on such date approximated $158,339,063.

The number of shares of common stock outstanding as of February 25, 2016 was 10,955,046.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days of the close of its fiscal year ended December 31, 2015, portions of which document shall be deemed to be incorporated by reference in Part III of this Annual Report on Form 10-K from the date such document is filed.

PART I

ITEM 1.	BUSINESS

The Company

We are a leading metals service center that operates in three reportable segments; carbon flat products, specialty metals flat products and tubular and pipe products. The carbon flat products segment and the specialty metals flat products segment are at times consolidated and referred to as the flat products segments. Some of the flat products segments’ assets and resources are shared by the carbon and specialty metals segments and both segments’ products are stored in the shared facilities and processed on the shared equipment. We provide metals processing and distribution services for a wide range of customers. Our carbon flat products segment’s focus is on the direct sale and distribution of large volumes of processed carbon and coated flat-rolled sheet, coil and plate products, and fabricated parts. Our specialty metals flat products segment’s focus is on the direct sale and distribution of processed aluminum and stainless flat-rolled sheet and coil products, flat bar products and fabricated parts. Through our Chicago Tube and Iron subsidiary, or CTI, we distribute metal tubing, pipe, bar, valves and fittings and fabricate pressure parts supplied to various industrial markets.

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

End product manufacturers and other metals users seek to purchase metals on shorter lead times and with more frequent and reliable deliveries than can normally be provided by metals producers. Metals service centers generally have lower labor costs than metals producers and consequently process metals on a more cost-effective basis. In addition, due to this lower cost structure, metals service centers are able to handle orders in quantities smaller than would be economical for metals producers. The benefits to customers purchasing products from metals service centers include lower inventory levels, lower overall cost of raw materials, more timely response and decreased manufacturing time and expense. Customers also benefit from a lower investment in production labor, buildings and equipment, which allows them to focus on the engineering, assembly and marketing of their products. We believe that customers’ demands for just-in-time delivery have made the value-added inventory, processing and delivery functions performed by metals service centers increasingly important.

Corporate History

Our company was founded in 1954 by the Siegal family as a general steel service center. Michael Siegal, the son of one of the founders, began his career with us in the early 1970s and has served as our Chief Executive Officer since 1984, and as our Chairman of the Board of Directors since 1994. David Wolfort, our President and Chief Operating Officer, joined us as General Manager in 1984. In the late 1980s, our business strategy changed from a focus on warehousing and distributing steel from a single facility with no major processing equipment to a focus on geographic and product growth, customer diversity and value-added processing. An integral part of our growth has been the acquisition and start-up of processing and sales operations, and the investment in processing equipment. In 1994, we completed an initial public offering and, in 1996, we completed a follow-on offering of our common stock. In July 2011, we acquired CTI, a private leading distributor of tubing, pipe, bar, valves, and fittings, which represents our tubular and pipe products segment.

Business Strategy and Objectives

We believe that the metals service center and processing industry is driven by four primary trends: (i) return of domestic manufacturing processes by North American original equipment manufacturers; (ii) shift by customers to fewer suppliers that are larger and financially strong; (iii) increased customer demand for more frequent, higher quality products and services; and (iv) globalization of metals industry participants.

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

In 2015, we initiated a profit improvement program to reduce operating expenses and enhance margins. This plan included eliminating certain leased properties, lowering transportation, labor and personnel expenses, centralization of certain administrative functions, as well as inventory and purchasing initiatives. We successfully executed on the initiatives of the plan, which contributed to a $24.1 million year over year operating expense reduction.

We are focused on specific operating objectives including: (i) managing inventory turnover; (ii) managing operating expenses; (iii) maintaining targeted cash turnover rates; (iv) investing in automation and value-added processing equipment; (v) growing our market share; (vi) investing in technology and business information systems; (vii) improving safety awareness; and (viii) improving on-time delivery and quality performance for our customers.

These operating objectives are supported by:

●	A set of core values, which are communicated, practiced and measured throughout the Company.
●

Our “flawless execution” program (Fe), which is an internal recognition program that rewards employees to achieve profitable growth by delivering superior customer service and exceeding customer expectations and recognizes them for their efforts.

●	Operational excellence initiatives designed to improve efficiencies and reduce costs by improving three key sub-systems:
●	Operating system: Focused on continuously improving processes through waste and variation elimination using Lean Six Sigma tools.
●	Cultural system: Focused on creating the environment to facilitate change and improve the way we work and create value.
●	Management system: Focused on creating the measurements and governance structure to support continuous improvement.
●	New information systems and key metric reporting to focus managers on achieving specific operating objectives.
●	Alignment of compensation with the financial objectives and performance of the Company and the achievement of specific financial and operating objectives.

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

Investments and Acquisitions. Historically, we have accelerated our growth through acquisitions and capital investments in facilities and processing equipment. Over the five year period from 2008 to 2012, we spent approximately $160 million on the CTI acquisition and over $125 million on capital investments for new facilities and processing equipment in support of our strategic growth initiatives. Since that period of concentrated investments, we have limited our capital spending to less than our annual depreciation expense (which was approximately $18 million in 2015). Within this self-imposed limitation, we continue to invest in processing and automation equipment to support customer demand and to respond to the growing trend among original equipment manufacturers (our customers) to outsource non-core production processes, such as plate processing, machining, welding and fabrication, in order to concentrate on engineering, design and assembly. When the results of sales and marketing efforts and our financial justifications indicate that there is sufficient customer demand for a particular product, process or service, we may purchase equipment to satisfy that demand. We also evaluate our existing equipment to ensure that it remains productive, and we upgrade, replace, redeploy or dispose of equipment when necessary.

Our capital investments during the past three years have primarily consisted of a stretcher leveling line as well as other processing equipment for our expanded value-added customer base in Winder, Georgia, a new specialty metals facility in Latrobe, Pennsylvania, added tube and pipe distribution capabilities from our Cleveland, Ohio and Monterey, Mexico facilities and additional processing equipment in our tubular and pipe products segment.

Sales and Marketing. We believe that our commitments to quality, service, just-in-time delivery and field sales personnel have enabled us to build and maintain strong customer relationships. We continuously analyze our customer base to ensure that strategic customers are properly targeted and serviced, while focusing our efforts to supply and service our larger customers on a national basis, where we successfully service multi-location customers from multi-location Olympic facilities. We service certain customers with carbon and specialty metals flat products and tubular and pipe products through cross-stocking of products in certain facilities.

We offer business solutions to our customers through value-added and value-engineered services. We also provide inventory stocking programs and in-plant Olympic Steel employees located at certain customer locations to help reduce customers’ costs. Our expanding owned truck fleet further enhances our just-in-time deliveries based on our customers’ requirements.

Our flawless execution (Fe) program is a commitment to provide superior customer service while striving to exceed customer expectations. This program includes tracking actual on-time delivery and quality performance against objectives, and recognition of employee initiatives to improve efficiencies, streamline processes or reduce operating expenses at each operation.

We believe our large and experienced sales force provides strategic advantages. Our sales force makes direct daily sales calls to customers throughout the continental United States and in Mexico. The continuous interaction between our sales force and active and prospective customers provides us with valuable market information and sales opportunities, including opportunities for outsourcing, improving customer service and increased sales.

Our sales efforts are further supported by metallurgists, engineers, technical and quality service personnel and product specialists who have specific expertise in carbon and stainless steel, aluminum, alloy plate and steel fabrication as well as tubular and pipe products. We have expanded our stainless steel and aluminum products and services, and added sales personnel to grow sales in these areas. Our services for certain customers also include integration into our internal business systems to provide cost efficiencies for both us and our customers.

Management. We believe one of our strengths is the depth, knowledge and experience of our management team. In addition to our executive officers, members of our senior management team have a diversity of backgrounds within the metals industry, including management positions at metals producers and other metals service centers. They average 30 years of experience in the metals industry and 23 years with our company.

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

Through our CTI subsidiary, we maintain inventory of round, square, and rectangular mechanical and structural tubing; hydraulic and stainless tubing; boiler tubing; carbon, stainless, and aluminum pipe; and valves and fittings. Overall, CTI maintains over 30,000 line items within its inventory. CTI provides a variety of value added services to its tube and pipe product line, including saw cutting, laser cutting, beveling, threading and grooving. CTI also fabricates pressure components supplied to various industrial markets.

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

Our services include both traditional service center processes of cutting-to-length, slitting, flattening, sawing and shearing and higher value-added processes of blanking, tempering, plate burning, laser cutting, precision machining, welding, fabricating, bending, beveling, polishing, kitting and painting to process metals to specified lengths, widths and shapes pursuant to specific customer orders. Cutting-to-length involves cutting metal along the width of the coil. Slitting involves cutting metal to specified widths along the length of the coil. Shearing is the process of cutting sheet metal. Blanking cuts the metal into specific shapes with close tolerances. Tempering improves the uniformity of the thickness and flatness of the metals through a cold rolling process. Plate and laser processing is the process of cutting metal into specific shapes and sizes. Our forming activities include bending metal. Our machining activities include drilling, milling, tapping, boring and sawing. Tube processing includes tube bending and end finishing. Finishing activities include shot blasting, grinding, edging and polishing. Our fabrication activities include machining, welding, assembly and painting of component parts.

Commencing with the first quarter of 2015, the flat products segment has been separated into two reportable segments; carbon flat products and specialty metals flat products. The flat products segments’ assets and resources are shared by the carbon and specialty metals segments and both segments’ products are, in some instances, stored in the shared facilities and processed on the shared equipment.

The following table sets forth, as of December 31, 2015, the major pieces of processing equipment in operation by segment:

Processing Equipment	Consolidated Flat Products	Tubular and Pipe Products	Total
Tempering	3	-	3
Stretcher-leveling	2	-	2
Cutting-to-length	12	12	24
Slitting	10	-	10
Blanking	4	-	4
Shearing	11	-	11
Plate processing	29	-	29
Laser processing	29	8	37
Forming	17	-	17
Machining	53	83	136
Painting	3	1	4
Tube processing	2	35	37
Finishing	29	3	32
Total	199	142	341

Our quality assurance system, led by certified specialists and engineers, establishes controls and procedures covering all aspects of our products from the time the material is ordered through receipt, processing and shipment to the customer. These controls and procedures encompass periodic supplier and customer audits, workshops with customers, inspection equipment and criteria, preventative actions, traceability and certification. We have quality testing labs at several of our facilities, as well as adjacent to our temper mill facilities in Cleveland, Ohio and Bettendorf, Iowa.

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

Customers and Distribution

We have a diverse customer and geographic base, which helps to reduce the inherent risk and cyclicality of our business. Net sales to our top three customers, in the aggregate, approximated 11.6%, 11.1% and 11.1% of our consolidated net sales in 2015, 2014 and 2013, respectively. We serve customers in metals consuming industries, including manufacturers and fabricators of transportation and material handling lift equipment, construction, mining and farm equipment, storage tanks, environmental and energy generation equipment, automobiles, food service and electrical equipment, military vehicles and equipment, as well as general and plate fabricators and metals service centers. The table below shows the percentage of our consolidated net sales to the largest industries for the past three years.

Industry	2015	2014	2013
Industrial machinery and equipment manufacturers and their fabricators	49.4%	50.6%	50.2%
Residential and commercial construction	10.2%	8.2%	8.2%
Automobile manufacturers and their suppliers	9.6%	7.9%	8.9%
Metals service centers	7.2%	9.1%	7.4%
Transportation equipment manufacturers	7.1%	5.6%	4.6%
All others <5%	16.5%	18.6%	20.7%

While we ship products throughout the United States, most of our customers are located in the midwestern, eastern and southern regions of the United States. Most customers are located within a 250-mile radius of one of our processing facilities, thus enabling an efficient delivery system capable of handling a high frequency of short lead time orders. We transport our products directly to customers via our in-house truck fleet, which further supports the just-in-time delivery requirements of our customers, and third-party trucking firms. Products sold to foreign customers, which have been immaterial to our consolidated results, are shipped either directly from metals producers to the customer or to an intermediate processor, and then to the customer by rail, truck or ocean carrier. Through our facility in Monterrey, Mexico, we are able to stock material and service our customers in that country with shorter lead times.

We process our metals to specific customer orders as well as for stocking programs. Many of our larger customers commit to purchase on a regular basis at agreed upon or indexed prices for periods ranging from three to twelve months. To help mitigate price volatility risks, these price commitments are generally matched with corresponding supply arrangements, or to a lesser degree by commodities hedging. Customers notify us of specific release dates as processed products are required. Customers typically notify us of release dates anywhere from a just-in-time basis to one month before the release date. Therefore, we are required to carry sufficient inventory to meet the short lead time and just-in-time delivery requirements of our customers. CTI produces pressure parts and other fabricated components primarily for industrial boiler applications representing 9.7% of CTI sales. These products typically take several months to produce due to their size and complexity. Due to the time required for production, we may require progress payments throughout the construction period.

The current global economic environment has resulted in increased supply chain scrutiny by our customers and potential customers. We believe our size, geographic footprint, financial position, and our focus on quality and customer service are advantageous in maintaining our customer base and in securing new customers.

Raw Materials

Our principal raw materials are carbon, coated and stainless steel and aluminum, in the forms of pipe and tube, flat rolled sheet, coil and plate that we typically purchase from multiple primary metals producers. The metals industry as a whole is cyclical and at times pricing and availability of material can be volatile due to numerous factors beyond our control, including general domestic and global economic conditions, labor costs, domestic and global supply and demand imbalance, competition, consolidation of metals producers, fluctuations in the costs of raw materials necessary to produce metals, import duties and tariffs and currency exchange rates. This volatility can significantly affect the availability and cost of raw materials for us.

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

Our commitments to purchase metals are generally at prevailing market prices in effect at the time we place our orders. During the past three years, we have entered into pass through nickel and carbon swaps at the request of our customers in order to mitigate our customers’ risk of volatility in the price of metals. The swaps are settled with the brokers at maturity and the economic benefit or loss arising from the changes in fair value of the swaps is contractually passed through to the customer. During 2014, we entered into cash flow metals hedges to mitigate our risk of volatility in the price of metals. The cash flow hedges are settled with the brokers at maturity and the economic benefit or loss arising from the changes in fair value of the hedges is recorded to “Cost of Materials Sold” in the Consolidated Statements of Comprehensive Income. All of the metals cash flow hedges settled during 2015, and we have no outstanding metals hedges as of December 31, 2015.

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

The metals producing supply base has experienced significant consolidation, with a few suppliers accounting for a majority of the domestic carbon steel market. We purchased approximately 51% and 43% of our total metals requirements from our three largest suppliers in 2015 and 2014, respectively. Although we have no long-term supply commitments, we believe we have good relationships with our metals suppliers. If, in the future, we are unable to obtain sufficient amounts of metals on a timely basis, we may not be able to obtain metals from alternate sources at competitive prices. In addition, interruptions or reductions in our supply of metals could make it difficult to satisfy our customers’ just-in-time delivery requirements, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

System and Process Enhancements. We have completed development of business system alternatives to replace our legacy information systems and have successfully implemented new ERP systems at most of our locations and have decommissioned three legacy systems as of December 31, 2015. We continue to implement these new systems to provide standardized business processes, enhanced inventory management, production cost, and sales administrative controls, and reduced technical support requirements. Our business analysts work with our ISO quality team to identify opportunities for efficiency and improved customer service. We collaborate across the metal supply chain, working with metals producers, service providers, customers, and industry-sponsored organizations to develop industry processing standards to drive cost out of the supply chain.

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

Employees

At December 31, 2015, we employed approximately 1,740 people. Approximately 305 of the hourly plant personnel are represented by nine separate collective bargaining units. The table below shows the expiration dates of the collective bargaining agreements.

Facility	Expiration date
Minneapolis plate, Minnesota	March 31, 2017
Detroit, Michigan	August 31, 2017
Duluth, Minnesota	December 21, 2017
St. Paul, Minnesota	May 25, 2018
Milan, Illinois	August 12, 2018
Locust, North Carolina	March 4, 2020
Romeoville, Illinois	May 31, 2020
Minneapolis coil, Minnesota	September 30, 2020
Indianapolis, Indiana	January 29, 2021

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
●

the successes of our strategic efforts and initiatives to increase sales volumes, maintain or improve working capital turnover and free cash flows, improve our customer service, and achieve cost savings, including our internal program to improve earnings;

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
●

the inflation or deflation existing within the metals industry, as well as our product mix and inventory levels on hand, which can impact our cost of materials sold as a result of the fluctuations in the last-in, first-out, or LIFO, inventory valuation;

●	the adequacy of our existing information technology and business system software, including duplication and security processes;
●	the adequacy of our efforts to mitigate cyber security risks and threats;
●	access to capital and global credit markets;
●	our ability to pay regular quarterly cash dividends and the amounts and timing of any future dividends;
●	our ability to repurchase shares of our common stock and the amounts and timing of repurchases, if any; and
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

We, like many other metals service centers, maintain substantial inventories of metals to accommodate the short lead times and just-in-time delivery requirements of our customers. Accordingly, we purchase metals in an effort to maintain our inventory at levels that we believe to be appropriate to satisfy the anticipated needs of our customers based upon historic buying practices, supply agreements with customers and market conditions. Our commitments to purchase metals are generally at prevailing market prices in effect at the time we place our orders. We entered into metals hedges, which carry counterparty performance risk, in order to mitigate our risk of volatility in the price of metals. We have no long-term, fixed-price metals purchase contracts, except for metals hedges. Declining metals prices, customer demand for lower prices and our competitors’ responses to those demands could result in lower sale prices and, consequently, lower gross profits and potentially inventory lower of cost or market adjustments as we use existing inventory. Significant or rapid declines in metals prices or reductions in sales volumes could adversely impact our ability to remain in compliance with certain financial covenants in our revolving credit facility, as well as result in us incurring inventory or asset impairment charges. When metals prices increase, competitive conditions will influence how much of the price increase we can pass on to our customers. To the extent we are unable to pass on future price increases in our raw materials to our customers, the net sales and profitability of our business could be adversely affected. Changing metals prices therefore could significantly impact our net sales, gross profit, operating income and net income, and could impair or adversely impact the carrying value of any of our assets.

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

We sell our products in a variety of industries, including capital equipment manufacturers for industrial, agricultural and construction use, the automotive industry, the utilities industry, and manufacturers of fabricated metals products. Our largest category of customers is producers of industrial machinery and equipment. Numerous factors, such as general economic conditions, strengthening of the US dollar, government stimulus or regulation, availability of adequate credit and financing, consumer confidence, significant business interruptions, labor shortages or work stoppages, energy prices, seasonality, customer inventory levels and other factors beyond our control, may cause significant demand fluctuations from one or more of these industries. Any decrease in demand within one or more of these industries may be significant and may last for a lengthy period of time. In periods of economic slowdown or recession in the United States, excess customer or service center inventory or a decrease in the prices that we can realize from sales of our products to customers in any of these industries could result in lower sales, gross profits and profitability.

Approximately 9.6% of our 2015 consolidated net sales were to automotive manufacturers or manufacturers of automotive components and parts, whom we refer to as automotive customers. Historically, due to the concentration of customers in the automotive industry, our gross profits on these sales have generally been less than our gross profits on sales to customers in other industries.

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

Some customers have historically manufactured products in the United States for export to foreign markets. As the U.S. dollar has strengthened, products made by U.S. manufacturers have become less attractive to foreign buyers. Fewer purchases by foreign buyers reduces our metals sales to those U.S. manufacturers and adversely affects our sales and results of operations.

Our success is dependent upon our relationships with certain key customers.

We have derived and expect to continue to derive a significant portion of our revenues from a relatively limited number of customers. Collectively, our top three customers accounted for approximately 11.6% and 11.1% of our consolidated net sales in 2015 and 2014, respectively. Many of our larger customers commit to purchase on a regular basis at agreed upon prices over periods from three to twelve months. We generally do not have long-term contracts with our customers. As a result, the relationship, as well as particular orders, can generally be terminated with relatively little advance notice. The loss of any one of our major customers or decrease in demand by those customers or credit constraints placed on them could have a material adverse effect on our business, our results of operations and our cash flows.

An interruption in the sources of our metals supply could have a material adverse effect on our results of operations.

In recent years, the metals producing supply base has experienced significant consolidation with a few domestic producers accounting for a majority of the domestic metals market. Collectively, we purchased approximately 51% and 43% of our total metals requirements from our three largest suppliers in 2015 and 2014, respectively. The number of available suppliers could be reduced in the future by factors such as further industry consolidation or bankruptcies affecting metals suppliers. Additionally, fewer available suppliers increases the risk of supply disruption through both scheduled and unscheduled supplier outages. We have no long-term supply commitments with our metals suppliers. If, in the future, we are unable to obtain sufficient amounts of metals on a timely basis, we may not be able to obtain metals from alternate sources at competitive prices. In addition, interruptions or reductions in our supply of metals could make it difficult to satisfy our customers’ just-in-time delivery requirements, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Conversely, the addition of new mill sources and decreased domestic demand could lead to domestic over capacity, which could lead to a decrease in steel prices.

We depend, in part, on third parties for transportation services, and increases in costs or the availability of transportation could adversely affect our business and operations.

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

We are in the process of implementing new information systems and eliminating our legacy operating systems. The objective is to standardize and streamline business processes and improve support for our growing service center and fabrication business. Risks associated with the phased implementation include, but are not limited to:

●	a significant deployment of capital and a significant use of management and employee time;
●	the possibility that software and implementation vendors may not be able to support the project as planned;
●	the possibility that the timelines, costs or complexities related to the new system implementation will be greater than expected;
●	the possibility that the software, once fully implemented, does not work as planned;
●	the possibility that benefits from the new systems may be less or take longer to realize than expected;
●	the possibility that disruptions from the implementation may make it difficult for us to maintain relationships with our customers, employees or suppliers; and
●	limitations on the availability and adequacy of proprietary software or consulting, training and project management services, as well as our ability to retain key personnel.

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

We may not achieve the expected results of our profit improvement plan or Operational Excellence initiatives.

In 2015, we initiated a profit improvement program to reduce operating expenses and enhance margins. This plan included eliminating certain leased properties, lowering transportation, labor and personnel expenses, centralization of certain administrative functions, as well as inventory and purchasing initiatives.

In addition, our operational excellence initiatives are designed to improve efficiencies and lower our costs. The initiatives are focused on continuously improving processes through waste and variation elimination using Lean Six Sigma tools. The risks associated with these initiatives include, but are not limited to:

●	a significant use of management and employee time;
●	the possibility that the initiatives do not meet expectations; and
●	the possibility that the initiatives do not provide the expected economic results.

Difficulties associated with executing our profit improvement plan and Operational Excellence initiatives could adversely affect our business, our customer service, our results of operations and our cash flows.

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

We have completed a number of expansion projects since 2010. Future expansion or construction projects, could have adverse effects on our results of operations due to the impact of the associated start-up costs and the potential for underutilization in the start-up phase of a facility. While we are pursuing potential acquisition targets, we are unable to predict whether or when any prospective acquisition candidate will become available or the likelihood that any acquisition will be completed. Moreover, in pursuing acquisition opportunities, we may compete for acquisition targets with other companies with similar growth strategies that may be larger and have greater financial and other resources than we have. Competition among potential acquirers could result in increased prices for acquisition targets. As a result, we may not be able to consummate acquisitions on satisfactory terms to us, or at all.

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

Our success is dependent upon the management and leadership skills of our senior management team. We have employment agreements, which include non-competition provisions, with our Chief Executive Officer, our President and Chief Operating Officer, the President of CTI, and our Chief Financial Officer that expire on January 1, 2018, January 1, 2020, July 1, 2016 and January 1, 2017, respectively. The loss of any member of our senior management team or the failure to attract and retain additional qualified personnel could prevent us from implementing our business strategy.

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

Although we expect to finance our growth initiatives through borrowings under our credit facility, we may have to find additional sources of funding, which could be difficult. Additionally, increased leverage and borrowing rates could adversely impact our business and results of operations.

We expect to finance our growth initiatives through borrowings under our credit facility, which matures on June 30, 2019. However, our credit facility may not be sufficient or available to finance our growth initiatives, and we may have to find additional sources of financing. It may be difficult for us in the future to obtain the necessary funds and liquidity to run and expand our business.

The borrowings under our credit facility are primarily at variable interest rates. If interest rates in the future were to increase 100 basis points (1.0%) from December 31, 2015 rates and, assuming no change in total debt from December 31, 2015 levels, the additional annual interest expense to us would be approximately $1.1 million.

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

At December 31, 2015, we employed approximately 1,740 people. Approximately 305 of the hourly plant personnel are represented by nine separate collective bargaining units. Any prolonged work stoppages by our personnel represented by collective bargaining units could have a material adverse impact on our business, financial condition, results of operations and cash flows.

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

Impairment in the carrying value of intangible assets could result in the incurrence of impairment charges and negatively impact our results of operations.

The net carrying value of intangibles represents trade names and customer relationships, net of accumulated amortization, related to our tubular and pipe products segment. Indefinitely lived assets are evaluated for impairment annually or whenever events or changes in circumstance indicate that the carrying amounts of these assets may not be recoverable. Amortizable intangible assets are evaluated for impairment whenever events or changes in circumstance indicate that the carrying amounts of these assets may not be recoverable. Impairments to intangible assets may be caused by factors outside our control, such as increased competitive pricing pressures, lower than expected revenue and profit growth rates, changes in discount rates based on changes in the cost of capital (interest rates, etc.), or the bankruptcy of a significant customer and could result in the incurrence of impairment charges and negatively impact our results of operations.

Participation in multiemployer pension plans carry withdrawal liability risks which could impact our results of operations and financial condition.

Through our CTI subsidiary, we contribute to one multiemployer pension plan. The risks of participating in the multiemployer plan are different from a single-employer plan in that 1) assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers, 2) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers, and 3) if CTI chooses to stop participating in the multiemployer plan, CTI may be required to pay the plan an amount based on the unfunded status of the plan, referred to as a withdrawal liability.

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

We expect to continue to be subject to environmental and health and safety laws and regulations. It is difficult to predict the future interpretation and development of environmental and health and safety laws and regulations or their impact on our future earnings and operations. We anticipate that compliance will continue to require increased capital expenditures and operating costs. Any increase in these costs, or unanticipated liabilities arising for example, out of discovery of previously unknown conditions or more aggressive enforcement actions, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Risks Related to Our Common Stock

The market price for our common stock may be volatile.

Historically, there has been volatility in the market price for our common stock. Furthermore, the market price of our common stock could fluctuate substantially in the future in response to a number of factors, including, but not limited to, the risk factors described herein. Examples include:

●	changes in commodity prices, especially metals;
●	announcement of our quarterly operating results or the operating results of other metals service centers;
●	changes in financial estimates or recommendations by stock market analysts regarding us or our competitors;
●	the operating and stock performance of other companies that investors may deem comparable;
●	developments affecting us, our customers or our suppliers;
●	press releases, earnings releases or publicity relating to us or our competitors or relating to trends in the metals service center industry;
●	inability to meet securities analysts’ and investors’ quarterly or annual estimates or targets of our performance;
●	sales of our common stock by large shareholders;
●	the amount of shares acquired for short-term investments;
●	general domestic or international economic, market and political conditions;
●	fluctuations in the value of the US dollar;
●	changes in the legal or regulatory environment affecting our business; and
●	announcements by us or our competitors of significant acquisitions, dispositions or joint ventures, or other material events impacting the domestic or global metals industry.

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

Michael D. Siegal, our Chief Executive Officer and Chairman of the Board and our largest shareholders, owned approximately 11.3% of our outstanding common stock as of December 31, 2015. Mr. Siegal may have the ability to significantly influence matters requiring shareholder approval. In deciding how to vote on such matters, Mr. Siegal may be influenced by interests that conflict with yours.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We believe that our properties are strategically situated relative to our domestic suppliers, our customers and each other, allowing us to support customers from multiple locations. Product is shipped from the most advantageous facility, regardless of where the customer order is taken. The facilities are located in the hubs of major metals consumption markets, and within a 250-mile radius of most of our customers, a distance approximating the one-day driving and delivery limit for truck shipments. During 2015, we terminated leases on certain warehouse facilities in Moses Lake, Washington and Winder, Georgia.

The following table sets forth certain information concerning our principal properties including which segment’s products are serviced out of each location:

					Segment
Operation	Location	Square Feet	Function	Owned or Leased	Carbon	Specialty Metals	Pipe and Tube
Cleveland	Bedford Heights, Ohio (1)	127,000	Corporate offices, coil processing and distribution center	Owned	✓	✓
	Bedford Heights, Ohio (1)	121,500	Coil and plate processing, distribution center and offices	Owned	✓	✓	✓
	Bedford Heights, Ohio (1)	59,500	Plate processing, distribution center and offices	Leased (2)	✓
	Dover, Ohio	62,000	Plate processing, fabrication and distribution center	Owned	✓
Minneapolis	Plymouth, Minnesota	196,800	Coil and plate processing, distribution center and offices	Owned	✓	✓
	Plymouth, Minnesota	112,200	Plate processing, fabrication, distribution center and offices	Owned	✓
	Roseville, Minnesota	57,000	Distribution center for flat and tubular and pipe products	Leased (3)	✓		✓
Chambersburg	Chambersburg, Pennsylvania	157,000	Plate processing, distribution center and offices	Owned	✓
	Chambersburg, Pennsylvania	150,000	Plate processing, fabrication, distribution center and offices	Owned	✓
Iowa	Bettendorf, Iowa	244,000	Coil and plate processing, fabrication, distribution center and offices	Owned	✓
	Oklahoma City, Oklahoma	33,000	Distribution center	Leased (4)	✓
Winder	Winder, Georgia	285,000	Coil and plate processing, fabrication, distribution center and offices	Owned	✓	✓	✓
Detroit	Detroit, Michigan	256,000	Coil processing, distribution center and offices	Owned	✓	✓
Kentucky	Mt. Sterling, Kentucky	100,000	Plate processing, fabrication and distribution center	Owned	✓
	Mt. Sterling, Kentucky	107,000	Distribution center for flat and tubular and pipe products, offices	Owned (5)	✓		✓
Gary	Gary, Indiana	183,000	Coil processing, distribution center and offices	Owned	✓
Connecticut	Milford, Connecticut	134,000	Coil processing, distribution center and offices	Owned	✓	✓
Chicago	Schaumburg, Illinois	80,500	Coil and sheet processing, distribution center and offices	Owned	✓	✓
North Carolina	Siler City, North Carolina	74,000	Plate processing, fabrication, distribution center and offices	Owned	✓
Streetsboro	Streetsboro, Ohio	66,200	Coil and sheet processing, distribution center and offices	Owned		✓
	Latrobe, Pennsylvania	43,200	Coil and sheet processing, distribution center	Leased (6)		✓
Washington	Moses Lake, Washington	16,500	Distribution center	Leased (7)	✓
Mexico	Monterrey, Mexico	15,000	Distribution center for flat, tubular and pipe products	Leased (8)	✓	✓	✓

					Segment
Operation	Location	Square Feet	Function	Owned or Leased	Carbon	Specialty Metals	Pipe and Tube
Chicago	Romeoville, Illinois	363,000	Corporate offices, fabrication and distribution center	Owned			✓
St. Paul	St. Paul, Minnesota	132,000	Distribution center and offices	Owned			✓
Charlotte	Locust, North Carolina	127,600	Fabrication and offices	Owned			✓
Fond du Lac	Fond du Lac, Wisconsin	117,000	Distribution center and offices	Owned	✓		✓
Indianapolis	Indianapolis, Indiana	79,000	Distribution center and offices	Owned			✓
Quad Cities	Milan, Illinois	57,600	Distribution center and offices	Owned			✓
Des Moines	Ankeny, Iowa	50,000	Distribution center and offices	Owned			✓
Duluth	Proctor, Minnesota	45,202	Distribution center and offices	Leased (9)			✓
Owatonna	Owatonna, Minnesota	23,000	Production cutting center	Owned			✓

(1)	The Bedford Heights facilities are all adjacent properties.
(2)	This facility is leased from a related party. The lease expires on December 31, 2018, with renewal options.
(3)	The lease on this facility expires on November 30, 2016, with renewal options.
(4)	The lease on this facility expires on July 7, 2017.
(5)	50% of the facility is leased to an unrelated party whose lease expires on December 31, 2017.
(6)	The lease on this facility expires on May 1, 2016.
(7)	The Moses Lake location is comprised of two different facilities located in Moses Lake and Quincy, Washington. The facilities are leased on a month-to-month basis.
(8)	The lease on this facility expires on June 1, 2016.
(9)	The lease on this facility expires on April 30, 2019.

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

Michael D. Siegal, age 63, has served as our Chief Executive Officer since 1984 and as Chairman of our Board of Directors since 1994.  From 1984 until January 2001, he also served as our President.  He has been employed by us in a variety of capacities since 1974. Mr. Siegal serves on the Board of Directors of Cliffs Natural Resources, Inc. He is also the immediate past Board Chair of the Jewish Federations of North America and is currently on the Board of the Development Corporation for Israel.

David A. Wolfort, age 63, has served as our President since January 2001 and Chief Operating Officer since 1995. He has been a director since 1987. He previously served as Vice President Commercial from 1987 to 1995, after having joined us in 1984 as General Manager. Prior thereto, he spent eight years with a primary steel producer in a variety of sales assignments. Mr. Wolfort is a past director of the Metals Service Center Institute and previously served as Chairman of its Political Action Committee and Governmental Affairs Committee. He is a trustee of the Board of the Musical Arts Association (Cleveland Orchestra) and of Ohio University where he serves as the Vice-Chairman of The Board of Trustees and is a member of the Executive Committee. He also serves as a member of the United States International Trade Committee for Steel (ITAC).

Richard T. Marabito, age 52, serves as our Chief Financial Officer. He joined us in 1994 as Corporate Controller and served in this capacity until being named Chief Financial Officer in March 2000. He also served as Treasurer from 1994 through 2002 and again from 2010 through 2012. Prior to joining us, Mr. Marabito served as Corporate Controller for a publicly traded wholesale distribution company and was employed by a national accounting firm in its audit department. Mr. Marabito is a Governance board member of the Make-A-Wish Foundation of Ohio, Kentucky and Indiana and also serves as the Chair of its Northeast Ohio regional board. He previously served as a board member and audit committee chair for Hawk Corporation. Mr. Marabito serves on the Board of Trustees and as Treasurer for Hawken School in Cleveland, Ohio. He is also a director and Executive Committee member of the Metals Service Center Institute and is a past Chair of its Foundation for Education and Research.

Richard A. Manson, age 47, has served as our Vice President and Treasurer since January 2013 and has been employed by us since 1996.  From March 2010 through December 2012, he served as our Vice President of Human Resources and Administration.  From January 2003 through March 2010, he served as our Treasurer and Corporate Controller.  From 1996 through 2002, he served as our Director of Taxes and Risk Management.  Prior to joining us, Mr. Manson was employed for seven years by a national accounting firm in its tax department.  Mr. Manson is a Board Member and the Treasurer of the West Side Catholic Center. He also serves on the Board of Directors of the Boys and Girls Clubs of Cleveland and the Cleveland Catholic Cemeteries Association.  Mr. Manson is a certified public accountant and member of the Ohio Society of Certified Public Accountants and the American Institute of Certified Public Accountants.

Donald McNeeley, age 61, has served as the President and Chief Operating Officer of CTI, a wholly owned subsidiary of Olympic Steel, Inc., since the acquisition on July 1, 2011.   He joined CTI in 1972 and has held several operational and executive positions within the company. After serving as CTI’s Vice President of Operations and subsequently Executive Vice President, in 1990, Dr. McNeeley was appointed President and Chief Operating Officer. He is a former Chairman of the Metals Service Center Institute.  Dr. McNeeley is an adjunct professor at Northwestern University where he teaches in the graduate engineering program.  He serves on the board of directors of Saulsbury Industries in Odessa, Texas, where he chairs the Audit Committee. Dr. McNeeley also serves on the board of directors of Vail Rubber Industries in St. Joseph, Michigan, and is a former director of The Committee for Monetary Research in Greenwich, Connecticut.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock trades on the Nasdaq Global Select Market under the symbol “ZEUS.” The following table sets forth, for each quarter in the two-year period ended December 31, 2015, the high and low sales prices of our common stock as reported by the Nasdaq Global Select Market:

	2015		2014
	High	Low	High	Low
First quarter	$18.57	$12.86	$30.95	$25.84
Second quarter	20.93	10.44	29.58	20.88
Third quarter	17.92	6.40	25.83	20.57
Fourth quarter	12.60	8.98	21.39	15.75

Holders of Record

As of February 1, 2016, we estimate there were approximately 46 holders of record and 3,609 beneficial holders of our common stock.

Dividends

During 2015, our Board of Directors approved regular quarterly dividends of $0.02 per share that were paid on March 16, 2015, June 15, 2015, September 15, 2015 and December 15, 2015.

During 2014, our Board of Directors approved regular quarterly dividends of $0.02 per share that were paid on March 17, 2014, June 16, 2014, September 16, 2014 and December 15, 2014.

We expect to make regular quarterly dividend distributions in the future, subject to the continuing determination by our Board of Directors that the dividend remains in the best interest of our shareholders. Our asset-based credit facility (the ABL Credit Facility) restricts the aggregate amount of dividends and common stock repurchases that we can pay to $2.5 million annually. Any determinations by the Board of Directors to pay cash dividends in the future will take into account various factors, including our financial condition, results of operations, current and anticipated cash needs, plans for expansion and restrictions under our credit agreement and any agreements governing our future debt. We cannot assure you that dividends will be paid in the future or that, if paid, the dividends will be at the same amount or frequency.

Issuer Purchases of Equity Securities

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
10/01/15 thru 10/31/15	-	$-	-	550,000
11/01/15 thru 11/30/15	64,827	10.72	64,827	485,173
12/01/15 thru 12/31/15	456	9.99	456	484,717
Total	65,283	$10.71	65,283

On October 2, 2015, we announced that our Board of Directors authorized a stock repurchase program of up to 550,000 shares of the Company’s issued and outstanding common stock, which could include open market repurchases, negotiated block transactions, accelerated stock repurchases or open market solicitations for shares, all or some of which may be effected through Rule 10b5-1 plans. Any of the repurchased shares will be held in our treasury, or canceled and retired as our Board may determine from time to time. Any repurchases of common stock are subject to the covenants contained in the ABL Credit Facility. Our ABL Credit Facility restricts the aggregate amount of dividends and common stock repurchases that we can pay to $2.5 million annually. Purchases in excess of $2.5 million require us to (i) maintain availability in excess of 25% of the aggregate revolver commitments or (ii) to maintain availability equal to or greater than 15% of the aggregate revolver commitments and we must maintain a pro-forma ratio of EBITDA minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00. The timing and amount of any repurchases under the stock repurchase program will depend upon several factors, including market and business conditions, and limitations under the ABL Credit Facility, and repurchases may be discontinued at any time.

Recent Sales of Unregistered Securities

We did not have any unregistered sales of equity securities during the quarter ended December 31, 2015.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected financial and other data of the Company for each of the five years in the period ended December 31, 2015. The data presented should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

	For the Years Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except per share data)

Income Statement Data:
Net sales	$1,175,543	$1,436,270	$1,263,331	$1,383,701	$1,261,872
Cost of materials sold	942,214	1,160,310	999,207	1,113,852	1,008,462
Gross profit (a)	233,329	275,960	264,124	269,849	253,410
Operating expenses (b)	236,157	261,332	244,469	244,817	208,942
Intangible asset impairment	24,951	23,836	-	6,583	-
Operating income (loss)	(27,779)	(9,208)	19,655	18,449	44,468
Interest and other expense on debt	5,690	6,780	6,703	8,357	5,953
Income (loss) before income taxes	(33,594)	(16,114)	12,924	10,139	37,485
Net income (loss)	(26,777)	$(19,064)	$7,647	$2,277	$24,970

Per Share Data:
Net income (loss) - basic (c)	$(2.39)	$(1.71)	$0.69	$0.21	$2.28
Net income (loss) – diluted (d)	(2.39)	(1.71)	0.69	0.21	2.28
Dividends declared	$0.08	$0.08	$0.08	$0.08	$0.08

Shares Outstanding:
Weighted average shares - basic	11,192	11,120	11,065	10,989	10,937
Weighted average shares - diluted	11,192	11,120	11,074	10,995	10,951

Balance Sheet Data (as of December 31):
Current assets	$308,946	$458,709	$417,631	$422,377	$420,859
Current liabilities	77,060	131,977	165,633	142,442	139,575
Working capital (e)	231,886	326,732	251,998	279,935	281,284
Total assets	513,470	700,748	697,349	705,994	707,499
Total debt	148,490	247,620	199,269	241,711	244,123
Shareholders' equity	$254,695	$280,781	$298,616	$289,857	$286,576

The data in the table above includes CTI information since the acquisition on July 1, 2011.

(a)	Gross profit is calculated as net sales less the cost of materials sold (includes LIFO income of $3,347 in 2015, LIFO expense of $365 in 2014 and LIFO income of $3,572 in 2013).
(b)	Operating expenses are calculated as total costs and expenses less the cost of materials sold. It does not include the intangible asset impairment shown separately below.
(c)	Calculated by dividing net income (loss) by weighted average basic shares outstanding.
(d)	Calculated by dividing net income (loss) by weighted average diluted shares outstanding.
(e)	Calculated is calculated as current assets less current liabilities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a leading metals service center that operates in three reportable segments; carbon flat products, specialty metals flat products, and tubular and pipe products. We provide metals processing and distribution services for a wide range of customers. Our carbon flat products segment’s focus is on the direct sale and distribution of large volumes of processed carbon and coated flat-rolled sheet, coil and plate products and fabricated parts. Our specialty metals flat products segment’s focus is on the direct sale and distribution of processed aluminum and stainless flat-rolled sheet and coil products, flat bar products and fabricated parts. In addition, we distribute metal tubing, pipe, bar, valves and fittings and fabricate pressure parts supplied to various industrial markets. Products that require more value-added processing generally have a higher gross profit. Accordingly, our overall gross profit is affected by, among other things, product mix, the amount of processing performed, the demand for and availability of metals, and volatility in selling prices and material purchase costs. We also perform toll processing of customer-owned metals. We sell certain products internationally, primarily in Canada, Puerto Rico and Mexico. International sales are immaterial to our consolidated financial results and to the individual segments’ results.

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

Reportable Segments

The Company now operates in three reportable segments; carbon flat products, specialty metals flat products and tubular and pipe products. Commencing with the first quarter of 2015, the flat products segment has been separated into two reportable segments; carbon flat products and specialty metals flat products. The flat products segments’ assets and resources are shared by the carbon and specialty metals segments and both segments’ products are stored in the shared facilities and processed on the shared equipment. As such, total assets and capital expenditures are reported in the aggregate for the flat products segments. Due to the shared assets and resources, certain of the flat products segment expenses are allocated between the carbon flat products segment and the specialty metals flat products segment based upon an established allocation methodology. The financial information for 2014 has been recast to reflect the new segment reporting structure. The financial information for 2013 has not been recast due to system limitations and the carbon and specialty metals flat products segment financial information is reported consolidated.

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

Combined, the carbon and specialty metals flat products segments have 23 strategically-located processing and distribution facilities in the United States and one in Monterrey, Mexico. Many of our facilities service both the carbon and the specialty metals flat products segments, and certain assets and resources are shared by the segments. Our geographic footprint allows us to focus on regional customers and larger national and multi-national accounts, primarily located throughout the midwestern, eastern and southern United States.

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

Corporate expenses

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

Due to the differences in average selling prices, gross profit and gross profit percentage among the segments, a change in the mix of sales impacts total net sales, gross profit, and gross profit percentage. In addition, certain inventory in the tubular and pipe products segment is valued under the last-in, first-out, or LIFO, method. Adjustments to the LIFO inventory value are recorded to cost of materials sold and may impact the gross margin and gross margin percentage at the consolidated Company and tubular and pipe products segment levels.

Results of Operations

2015 Compared to 2014

The metals industry experienced a significant decline in the price of metals during 2015 as a result of the strengthened U.S. dollar, a historically high level of imported materials arriving in the United States, low raw material costs to produce metals and a global oversupply of metals. The price of hot-rolled carbon flat steel decreased approximately 41% during 2015. Similarly, the price of stainless steel and aluminum decreased during 2015. The declines in metals shipments and pricing have negatively impacted our 2015 sales and earnings. Industry demand has also softened in 2015 compared to 2014 as evidenced by lower year over year shipments by metals service centers in the United States. During the second quarter of 2015, we recorded an impairment charge in our tubular and pipe products segment as a result of the continued decline in metals pricing and its impact on the tubular and pipe products segment results. The impairment charge consisted of a $16.5 million goodwill impairment, which eliminated the remaining goodwill in the tubular and pipe products segment, and a partial impairment of $8.0 million related to the segment’s tradename. The tradename is an indefinitely lived intangible asset with a remaining value of $15.4 million. In the fourth quarter of 2015, we recorded a $500 thousand impairment charge, which fully eliminated the goodwill in our specialty metals flat products segment.

The following table sets forth certain consolidated income statement data for the years ended December 31, 2015 and 2014 (dollars shown in thousands):

	2015		2014
	$	% of net sales	$	% of net sales
Net sales	$1,175,543	100.0	$1,436,270	100.0
Cost of materials sold (a)	942,214	80.2	1,160,310	80.8
Gross profit (b)	233,329	19.8	275,960	19.2
Operating expenses (c)	236,157	20.1	261,332	18.1
Goodwill and intangible asset impairment (d)	24,951	2.1	23,836	1.7
Operating loss	(27,779)	(2.4)	(9,208)	(0.6)
Other loss, net	(125)	(0.0)	(126)	(0.0)
Interest and other expense on debt	5,690	0.5	6,780	0.5
Loss before income taxes	(33,594)	(2.9)	(16,114)	(1.1)
Income taxes	(6,817)	(0.6)	2,950	0.2
Net loss	$(26,777)	(2.3)	$(19,064)	(1.3)

(a)	Includes $3,347 of LIFO income for 2015 and $365 of LIFO expense for 2014.
(b)	Gross profit is calculated as net sales less the cost of materials sold.
(c)	Operating expenses are calculated as total costs and expenses less the cost of materials sold. Excludes goodwill and intangible asset impairment shown seperately below for comparability purposes.
(d)

The non-cash goodwill and intangible asset impairment charge is seperately displayed for operating expense comparability purposes. $24,451 in 2015 and $23,836 in 2014 of the impairment charge is related to the tubular and pipe products segment and $500 in 2015 is related to the specialty metals flat products segment.

Net sales decreased $261 million, or 18.2%, to $1.18 billion in 2015 from $1.44 billion in 2014. Carbon flat products net sales decreased $220 million, or 22.3%, and were 65.1% of total net sales in 2015 compared to 68.6% in 2014. Specialty metals flat products net sales decreased $14.2 million, or 6.9%, and were 16.4% of total net sales in 2015 compared to 14.4% in 2014. Tubular and pipe products net sales decreased $26.9 million, or 11.0%, and were 18.5% of total net sales in 2015 compared to 17.0% of total net sales in 2014. The decrease in sales for the year ended December 31, 2015 was due to a 10.2% decrease in sales volume and an 8.9% decrease in average selling prices in 2015 compared to 2014. The decrease in tons sold was due to decreased customer demand, specifically in the heavy equipment, agriculture, mining and energy sectors, and lower industry-wide shipments in 2015 compared to 2014.

Cost of materials sold decreased $218 million, or 18.8%, to $942 million in 2015 from $1.16 billion in 2014. During 2015, we recorded LIFO income of $3.3 million compared to LIFO expense of $365 thousand recorded in 2014. The decrease in cost of materials sold in 2015 is primarily due to the decreased sales volume of 10.2%, decreased metals costs of 9.6% during 2015 and the impact of LIFO income during 2015 compared to LIFO expense in 2014.

As a percentage of net sales, gross profit (as defined in footnote (b) in the table above) increased to 19.8% in 2015 from 19.2% in 2014. Gross profit as a percentage of net sales increased in the carbon flat products segment to 19.2% from 18.2% in 2014 and in the tubular and pipe products segment to 32.5% from 28.9% in 2014. Gross profit as a percentage of net sales decreased in the specialty metals flat products segment to 8.2% in 2015 from 12.5% in 2014. LIFO increased gross profit by 0.3% of net sales in 2015 and had no consolidated gross profit impact in 2014. The increase in gross profit as a percentage of net sales during 2015 was primarily due to the cost of materials sold decreasing more than selling prices in the carbon flat rolled and tubular and pipe products segments, as well as the impact of LIFO income in 2015 compared to LIFO expense in 2014.

Operating expenses (as defined in footnote (c) in the table above) decreased $25.2 million, or 9.6%, to $236.2 million in 2015 from $261.3 million in 2014. As a percentage of net sales, operating expenses increased to 20.1% in 2015 from 18.1% in 2014. Operating expenses decreased in all categories as reported on the Company’s Consolidated Statements of Comprehensive Income. During 2015, we executed on our profit improvement plan, which contributed to the cost reductions. Distribution expense decreased by $5.2 million, or 12.7%, due to the decreased sales volume. Warehouse and processing costs decreased $6.8 million, or 7.3%, primarily due to reductions in labor and personnel expenses and reduced warehouse consumables expenses related to the 10.2% 2015 volume decrease. Administrative costs decreased by $7.2 million, or 10.0%, primarily related to reductions in labor and personnel expenses, centralization of certain administrative functions, lower variable based incentive compensation and decreases in travel and entertainment expenses. Selling expenses decreased $3.6 million, or 14.7%, as a result of decreased variable compensation associated with fewer sales employees and decreased discretionary spending. Occupancy expenses decreased $560 thousand as a result of decreased heating and snow removal expenses. Depreciation expense decreased $1.7 million, or 8.8%, as a result of certain assets being fully depreciated in 2014. Operating expenses in the carbon flat products segment decreased $19.0 million, operating expenses in the specialty metals products segment decreased $2.4 million, operating expenses in the tubular and pipe products segment decreased $1.8 million, and Corporate expenses decreased $0.9 million.

The goodwill and intangible asset impairment charge in 2015 includes a $16.5 million non-cash goodwill impairment and a $8.0 million intangible asset impairment for the tubular and pipe products segment as well as a $500 thousand goodwill impairment for the specialty metals flat products segment. The 2015 goodwill impairment charges fully impaired the goodwill for both the tubular and pipe products segment and the specialty metals flat products segment. The goodwill and intangible asset impairment charge in 2014 included a $23.8 million goodwill impairment for the tubular and pipe products segment.

Interest and other expense on debt totaled $5.7 million in 2015 compared to $6.8 million in 2014. Our effective borrowing rate, exclusive of deferred financing fees and commitment fees, was 2.1% in 2015 compared to 2.4% in 2014. The decrease in interest and other expense on debt in 2015 was primarily attributable to lower average borrowings and lower average borrowing rates during 2015 compared to 2014.

For 2015, loss before income taxes totaled $33.6 million compared to loss before income taxes of $16.1 million in 2014. 2015 includes goodwill impairment charges of $17.0 million and a $8.0 million intangible asset impairment charge and LIFO income of $3.3 million. 2014 included a goodwill impairment charge of $23.8 million related to the tube and pipe segment and LIFO expense of $365 thousand.

An income tax benefit of 20.3% was recorded for 2015, compared to an income tax provision of (18.3%) in 2013. The 2015 and 2014 effective income tax rates were impacted by the non-deductibility of the goodwill impairment charges. The income tax benefit for 2015 prior to the goodwill impairment charge was 39.8%. The income tax provision for 2014 prior to the goodwill impairment charge was 38.2%. We expect our 2016 income tax rate to approximate 38% to 40%.

Net loss for 2015 totaled $26.8 million, or $2.39 per basic and diluted share, compared to net loss of $19.1 million, or $1.71 per basic and diluted share, for 2014. The goodwill and intangible asset impairments in 2015 impacted earnings per share by $1.93 per basic and diluted shares. The goodwill impairment in 2014 impacted earnings per basic and diluted shares by $2.14.

Segment Results of Operations

Carbon flat products

The following table sets forth certain income statement data for the carbon flat products segment for the years ended December 31, 2015 and 2014 (dollars shown in thousands, except per ton data):

	2015		2014
		% of net sales		% of net sales
Direct tons sold	935,165		1,059,409
Toll tons sold	102,360		106,725
Total tons sold	1,037,525		1,166,134

Net sales	$765,400	100.0	$985,039	100.0
Average selling price per ton	738		845
Cost of materials sold	618,674	80.8	805,747	81.8
Gross profit (a)	146,726	19.2	179,292	18.2
Operating expenses (b)	153,943	20.1	172,986	17.6
Operating income (loss)	$(7,217)	(0.9)	$6,306	0.6

(a)	Gross profit is calculated as net sales less the cost of materials sold.

(b)	Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Tons sold decreased 11.0% to 1.04 million tons in 2015 from 1.17 million tons in 2014. Toll tons sold decreased 4.1% to 102 thousand tons in 2015 from 107 thousand tons in 2014. The decrease in tons sold was due to decreased customer demand, specifically in the heavy equipment, agriculture, mining and energy sectors, and lower industry-wide shipments of carbon flat products in 2015 compared to 2014.

Net sales decreased $220 million, or 22.3%, to $765.4 million in 2015 from $985.0 million in 2014. Average selling prices in 2015 decreased 12.7% to $738 per ton, compared to $845 per ton in 2013. The decrease in sales was due to an 11.0% decrease in sales volume and a 12.7% decrease in average selling prices during 2015. The decrease in the average selling price is a result of declining prices in the metals industry during 2015 discussed in the overview of Results of Operations above. We expect market carbon flat metals prices in the first quarter of 2016 to increase slightly over the prices in the fourth quarter of 2015.

Cost of materials sold decreased $187.1 million, or 23.2%, to $618.7 million in 2015 from $805.7 million in 2014. The decrease in cost of materials sold was due to the volume decrease of 11.0% as well as a 13.7% decrease in the average cost of materials sold per ton during 2015 compared to 2014.

As a percentage of net sales, gross profit (as defined in footnote (a) in the table above) increased to 19.2% in 2015 from 18.2% in 2014. The increase in gross profit percentage in 2015 was primarily due to the cost of materials sold decreasing more than selling prices. The average gross profit per ton sold declined to $141 in 2015 from $154 in 2014 due to the significant decline in market prices for metals in 2015.

Operating expenses in 2015 decreased $19.0 million, or 11.0%, to $153.9 million from $173.0 million in 2014 mirroring the sales volume decrease of 11.0%. As a percentage of net sales, operating expenses increased to 20.1% for 2015 from 17.6% in 2014. Operating expenses decreased through reductions in labor and personnel expenses, lower variable based incentive compensation, decreases in travel and entertainment expenses, and lower distribution expense as a result of lower sales volumes.

Operating loss for 2015 totaled $7.2 million compared to operating income of $6.3 million in 2014.

Specialty metals flat products

The following table sets forth certain income statement data for the specialty metals flat products segment for the years ended December 31, 2015 and 2014 (dollars shown in thousands, except per ton data):

	2015		2014
		% of net sales		% of net sales
Direct tons sold	72,041		72,917
Toll tons sold	36		45
Total tons sold	72,077		72,962

Net sales	$192,516	100.0	$206,692	100.0
Average selling price per ton	2,671		2,833
Cost of materials sold	176,686	91.8	180,812	87.5
Gross profit (a)	15,830	8.2	25,880	12.5
Operating expenses (b)	16,904	8.8	19,771	9.5
Goodwill impairment charge (c)	500	0.2	-	-
Operating income (loss)	$(1,574)	(0.8)	$6,109	3.0

(a)	Gross profit is calculated as net sales less the cost of materials sold.
(b)	Operating expenses are calculated as total costs and expenses less the cost of materials sold. Excludes goodwill impairment charge shown separately below for comparability purposes.
(c)	The non-cash goodwill impairment charge is separately displayed for operating expense comparability purposes.

Tons sold decreased 1.2% to 72 thousand tons in 2015 from 73 thousand tons in 2014. The decrease in tons sold was due to decreased customer demand and lower industry wide shipments of stainless and aluminum flat products.

Net sales decreased $14.2 million, or 6.9%, to $192.5 million in 2015 from $206.7 million in 2014. Average selling prices in 2015 decreased to $2,671 per ton, compared to $2,833 per ton in 2014. The decrease in sales was due to a 1.2% decrease in sales volume and a 5.7% decrease in the average selling price during 2015. The decrease in the year over year average selling price per ton is a result of declining market price of nickel and aluminum, which continue to pressure stainless and aluminum pricing. We expect market stainless and aluminum prices in the first quarter of 2016 to continue to be pressured.

Cost of materials sold decreased $4.1 million, or 2.3%, to $176.7 million in 2015 from $180.8 million in 2014. The decrease in cost of materials sold was due to the volume decrease of 1.2% and a 1.1% decrease in the average cost of materials sold per ton during 2015 compared to 2014.

As a percentage of net sales, gross profit (as defined in footnote (a) in the table above) decreased to 8.2% in 2015 from 12.5% in 2014. The average gross profit per ton sold totaled $220 in 2015 compared to $355 per ton in 2015. The decrease in the gross profit percentage is a result of the declining price of nickel, which is a large component of stainless steel and aluminum pricing, and the cost of our material not declining as fast as the average sell price due to slower inventory turns in 2015.

Operating expenses (as defined in footnote (b) in the table above) decreased $2.9 million, or 14.5%, to $16.9 million in 2015 from $19.8 million in 2014. The decrease in operating expenses exceeded the decrease in sales volume of 1.2%. As a percentage of net sales, operating expenses decreased to 8.8% of net sales in 2015 from 9.5% in 2014. Variable operating expenses, such as distribution and wages decreased as a result of lower sales volumes. Expenses also decreased as a result of the profit improvement plan initiated in 2015 and the decrease in variable performance-based incentive compensation in 2015 compared to 2014. In 2015 we recorded a $500 thousand non-cash goodwill impairment charge as a result of the continued market pressures which fully eliminated the goodwill for the specialty metals flat products segment.

Operating loss for 2015 totaled $1.6 million compared to operating income of $6.1 million in 2015.

Tubular and pipe products

The following table sets forth certain income statement data for the tubular and pipe products segment for 2015 and 2014 (dollars shown in thousands).

	2015		2014
		% of net sales		% of net sales
Net sales	$217,627	100.0	$244,539	100.0
Cost of materials sold (a)	146,854	67.5	173,751	71.1
Gross profit (b)	70,773	32.5	70,788	28.9
Operating expenses (c)	58,190	26.8	60,603	24.8
Goodwill and intangible asset impairment (d)	24,451	11.2	23,836	9.7
Operating loss	$(11,868)	(5.5)	$(13,651)	(5.6)

(a)	Includes $3,347 of LIFO income in 2015 and $365 of LIFO expense in 2014.
(b)	Gross profit is calculated as net sales less the cost of materials sold.
(c)	Operating expenses are calculated as total costs and expenses less the cost of materials sold.
(d)	The non-cash goodwill and intangible asset impairment charges are separately displayed for operating expense comparability purposes.

Net sales decreased $26.9 million, or 11.0%, to $217.6 million in 2015 from $244.5 million in 2014. The decrease in net sales was due to a 5.7% decrease in the sales volume and a 5.6% decrease in the average selling price during 2015. The decrease in volume was due to decreased customer demand and lower industry-wide shipments of pipe and tube products.

Cost of materials sold decreased $26.9 million, or 15.5%, to $146.9 million in 2015 from $173.8 million in 2014. The decrease in cost of materials sold was due to a 5.7% decrease in sales volume and a 10.4% decrease in the average cost of materials sold which was impacted by the LIFO income of $3.3 million in 2015 compared to LIFO expense of $365 thousand in 2014.

As a percentage of net sales, gross profit (as defined in footnote (b) in the table above) increased to 32.5% in 2015 from 28.9%, in 2014. The LIFO income recorded in 2015 increased gross profit by 1.5% of net sales and the LIFO expense recorded in 2014, decreased gross profit by 0.2% of net sales. Gross profit as a percentage of net sales increased as a result of increased value added processing sales and an increase in the product mix to higher margin sales.

Operating expenses (as defined in footnote (c) in the table above) decreased $2.4 million, or 4.0%, to $58.2 million from $60.6 million in 2014. As a percentage of net sales, operating expenses increased to 26.8% for 2015 compared to 24.8% for 2014. Variable operating expenses, such as distribution and certain selling expenses, decreased as a result of lower sales volume and net sales. Depreciation expense increased as a result of recent investments in processing equipment.

In 2015 we recorded a $16.5 million non-cash goodwill impairment charge and an $8.0 million non-cash intangible asset impairment charge. In 2014 we recorded a $23.8 million non-cash goodwill impairment charge.

Operating loss for 2015 totaled $11.9 million, compared to an operating loss of $13.7 million in 2014. The operating loss for 2015 was the result of the goodwill impairment of $16.5 million and the asset impairment charge of $8.0 million. The 2014 operating loss was a result of the $23.8 million goodwill impairment as well as LIFO expense of $365 thousand.

Corporate expenses

Corporate expenses decreased $0.9 million, or 10.7%, to $7.1 million in 2015 compared to $8.0 million in 2014. The decrease in corporate expenses is primarily attributable to decreases in travel and entertainment expenses and lower variable performance-based compensation in 2015 compared to 2014. Corporate expenses include the unallocated expenses related to managing the entire Company (i.e. all three segments), including payroll expenses for certain personnel, expenses related to being a publicly traded entity such as board of directors expenses, audit expenses, and various other professional fees.

2014 Compared to 2013

The following table sets forth certain consolidated income statement data for the years ended December 31, 2014 and 2013 (dollars shown in thousands):

	2014		2013
	$	% of net sales	$	% of net sales
Net sales	$1,436,270	100.0	$1,263,331	100.0
Cost of materials sold (a)	1,160,310	80.8	999,207	79.1
Gross profit (b)	275,960	19.2	264,124	20.9
Operating expenses (c)	261,332	18.2	244,469	19.3
Goodwill impairment charge (d)	23,836	1.6	-	-
Operating income (loss)	(9,208)	(0.6)	19,655	1.6
Other income (loss), net	(126)	(0.0)	(28)	(0.0)
Interest and other expense on debt	6,780	0.5	6,703	0.6
Income (loss) before income taxes	(16,114)	(1.1)	12,924	1.0
Income taxes	2,950	0.2	5,277	0.4
Net income (loss)	$(19,064)	(1.3)	$7,647	0.6

(a)	Includes $365 of LIFO expense for 2014 and $3,572 of LIFO income for 2013 (inclusive of a $1,932 out-of-period LIFO adjustment recorded in 2013).
(b)	Gross profit is calculated as net sales less the cost of materials sold.
(c)	Operating expenses are calculated as total costs and expenses less the cost of materials sold.
(d)	The non-cash goodwill impairment charge for the tubular and pipe prodcuts segment is seperately displayed for operating expense comparability purposes.

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

Cost of materials sold increased $161 million, or 16.1%, to $1.16 billion in 2014 from $999 million in 2013. During 2014, we recorded LIFO expense of $365 thousand compared to $3.6 million of LIFO income recorded in 2013. In the first quarter of 2013, we made an out-of-period adjustment to record previously unrecognized LIFO adjustments, which resulted in a 2013 decrease to cost of materials sold of $1.9 million.  The increase in cost of materials sold in 2014 was primarily due to the increased sales volume of 13.3%, increased metals costs of 2.1% during 2014 and the impact of LIFO expense during 2014 compared to LIFO income in 2013.

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

Segment Results of Operations

Flat products

Commencing with the first quarter of 2015, the flat products segment has been separated into two reportable segments; carbon flat products and specialty metals flat products. The flat products segments’ assets and resources are shared by the carbon and specialty metals segments and both segments’ products are stored in the shared facilities and processed on the shared equipment. Separate carbon flat products and specialty metals flat products segment data is not available for 2013 due to system limitations. As a result, the carbon flat products and specialty metals flat products segments’ 2014 results have been consolidated into the flat products segment in the discussion below. The following table sets forth certain income statement data for the flat products segment for the years ended December 31, 2014 and 2013 (dollars shown in thousands, except per ton data):

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

Operating income for 2014 increased to $12.4 million, or 1.0% of net sales, from $12.1 million, or 1.2% of net sales in 2013.

Tubular and pipe products

The following table sets forth certain income statement data for the tubular and pipe products segment for 2014 and 2013 (dollars shown in thousands).

	2014		2013
		% of net sales		% of net sales
Net sales	$244,539	100.0	$236,562	100.0
Cost of materials sold (a)	173,751	71.1	164,213	69.4
Gross profit (b)	70,788	28.9	72,349	30.6
Operating expenses (c)	60,603	24.8	57,368	24.3
Goodwill impairment charge (d)	23,836	9.7	-	-
Operating income (loss)	$(13,651)	(5.6)	$14,981	6.3

(a)	Includes $365 of LIFO expense in 2014 and $3,572 of LIFO income in 2013 (inclusive of a $1,932 out-of-period LIFO adjustment)
(b)	Gross profit is calculated as net sales less the cost of materials sold.
(c)	Operating expenses are calculated as total cossts and expenses less the cost of materials sold.
(d)	The non-cash goodwill impairment charge is seperately displayed for operating expense comparability purposes.

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

We believe that funds available under our credit facility, lease arrangement proceeds and the sale of equity or debt securities, together with funds generated from operations, will be sufficient to provide us with the liquidity necessary to fund anticipated working capital requirements, capital expenditure requirements, our dividend payments and share repurchases and any business acquisitions over at least the next 12 months. In the future, we may as part of our business strategy, acquire and dispose of assets or other companies in the same or complementary lines of business, or enter into or exit strategic alliances and joint ventures. Accordingly, the timing and size of our capital requirements are subject to change as business conditions warrant and opportunities arise.

2015 Compared to 2014

Operating Activities

During 2015, we generated $107.5 million of cash from operations, of which $12.4 million was generated from operating activities and $95.1 million was generated from working capital. During 2014, we used $39.6 million of cash for operations, of which $25.4 million was generated from operating activities and $65.0 million was used for working capital.

Net cash from operations totaled $12.4 million during 2015 and was primarily comprised of depreciation and amortization of $19.9 million and the non-cash goodwill and intangible asset impairment of $25.0 million, offset by the net loss of $26.8 million. Net cash from operations totaled $25.4 million during 2014 and was primarily comprised of depreciation and amortization of $21.8 million and the non-cash goodwill impairment of $23.8 million, offset by the net loss of $19.1 million.

Working capital at December 31, 2015 totaled $231.9 million, a $94.8 million decrease from December 31, 2014. The decrease was primarily attributable to a $104.5 million decrease in inventory (resulting from decreased inventory purchases and lower metals cost in 2015 compared to 2014) and a $30.9 million decrease in accounts receivable (resulting from lower sales volume and selling prices), offset by a $35.6 million decrease in accounts payable and outstanding checks and a $18.5 million decrease in accrued payroll and other accrued liabilities. The decrease in prepaid expenses and other and accrued payroll and other accrued liabilities is mainly related to the decrease in metals derivatives.

Investing Activities

Net cash used for investing activities was $7.3 million during 2015, compared to $7.8 million during 2014. In 2015, capital expenditures were primarily attributable to additional processing equipment at our flat products (carbon and specialty metals) and tube and pipe products existing facilities. During 2016, we expect to limit our capital spending to less than our annual depreciation expense (approximately $18 million in 2016).

Financing Activities

In 2015, $100.8 million of cash was used for financing activities which primarily consisted of $98.3 million of net repayments under our ABL Credit Facility.   In 2014, $46.4 million of cash was generated from financing activities, which primarily consisted of $49.2 million of net borrowings under our credit facility, including the payoff of our term loan of $48.9 million upon refinancing and subsequent borrowings under our revolving credit facility, offset by $1.2 million of additional deferred financing fees incurred as part of the June 30, 2014 amendment to the ABL Credit Facility (as defined below).

In February 2016, our Board of Directors approved a regular quarterly dividend of $0.02 per share, which is payable on March 15, 2016 to shareholders of record as of March 1, 2016. Our Board previously approved 2015 regular quarterly dividends of $0.02 per share, which were paid on each of March 16, 2015, June 15, 2015, September 15, 2015 and December 15, 2015. Dividend distributions in the future are subject to the availability of cash, the $2.5 million annual limitation on cash dividends under our ABL Credit Facility and continuing determination by our Board of Directors that the payment of dividends remains in the best interest of our shareholders.

Stock Repurchase Program

On October 2, 2015, we announced that our Board of Directors authorized a stock repurchase program of up to 550,000 shares of the Company’s issued and outstanding common stock, which could include open market repurchases, negotiated block transactions, accelerated stock repurchases or open market solicitations for shares, all or some of which may be effected through Rule 10b5-1 plans. Any of the repurchased shares will be held in our treasury, or canceled and retired as our Board may determine from time to time. Any repurchases of common stock are subject to the covenants contained in the ABL Credit Facility. Under the ABL Credit Facility, we may repurchase common stock and pay dividends up to $2.5 million in the aggregate during any trailing twelve months without restrictions. Purchases in excess of $2.5 million require us to (i) maintain availability in excess of 25% of the aggregate revolver commitments ($91.3 million at December 31, 2015) or (ii) to maintain availability equal to or greater than 15% of the aggregate revolver commitments ($54.8 million at December 31, 2015) and we must maintain a pro-forma ratio of EBITDA minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00. The timing and amount of any repurchases under the stock repurchase program will depend upon several factors, including market and business conditions, and limitations under the ABL Credit Facility, and repurchases may be discontinued at any time. During 2016, we expect to be limited to the $2.5 million available without restrictions to repurchase common stock and pay dividends.

During the fourth quarter of 2015, we repurchased 65,283 shares for a total cost of $699 thousand.

Debt Arrangements

Our ABL Credit Facility is collateralized by our accounts receivable and inventory. The ABL Credit Facility consists of a revolving credit line of $365 million. Revolver borrowings are limited to the lesser of a borrowing base, comprised of eligible receivables and inventories, or $365 million in the aggregate. The ABL Credit Facility matures on June 30, 2019.

The ABL Credit Facility requires us to comply with various covenants, the most significant of which include: (i) until maturity of the ABL Credit Facility, if any commitments or obligations are outstanding and our availability is less than the greater of $30 million or 10.0% of the aggregate amount of revolver commitments ($36.5 million at December 31, 2015) then we must maintain a ratio of EBITDA minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00 for the most recent twelve fiscal month period; (ii) limitations on dividend payments and stock repurchases; and (iii) restrictions on additional indebtedness. We have the option to borrow under our revolver based on the agent’s base rate plus a premium ranging from 0.00% to 0.25% or the London Interbank Offered Rate (LIBOR) plus a premium ranging from 1.25% to 3.00%.

As of December 31, 2015, the Company was in compliance with its covenants and had approximately $87.7 million of availability under the ABL Credit Facility.

As of December 31, 2015, $2.8 million of bank financing fees were included in “Prepaid expenses and other” and “Other long-term assets” on the accompanying Consolidated Balance Sheets. The financing fees are being amortized over the five-year term of the ABL Credit facility and are included in “Interest and other expense on debt” on the accompanying Consolidated Statements of Comprehensive Income.

We entered into a forward starting fixed rate interest rate hedge that commenced June 2013, in order to eliminate the variability of cash interest payments on $53.2 million of then outstanding LIBOR-based borrowings under the ABL Credit Facility. The hedge matures on June 1, 2016 and the notional amount is reduced monthly by $729 thousand. The remaining hedged balance as of December 31, 2015 was $31.4 million. The interest rate hedge fixed the rate at 1.21% plus a premium ranging from 1.25% to 1.75%. Although we are exposed to credit loss in the event of nonperformance by the other parties to the interest rate hedge agreement, we anticipate performance by the counterparties.

As part of the CTI acquisition in July 2011, we assumed approximately $5.9 million of Industrial Revenue Bond (IRB) indebtedness issued through the Stanly County, North Carolina Industrial Revenue and Pollution Control Authority. The bond matures in April 2018, with the option to provide principal payments annually on April 1st. On April 1, 2015, we paid an optional principal payment of $840 thousand. Since the IRB is remarketed annually, it is included in “Current portion of long-term debt” on the accompanying Consolidated Balance Sheets. Interest is payable monthly, with a variable rate that resets weekly. As a security for payment of the bonds, we obtained a direct pay letter of credit issued by JPMorgan Chase Bank, N.A. The letter of credit reduces annually by the principal reduction amount. The interest rate at December 31, 2015 was 0.11% for the IRB debt.

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

Financing Activities

In 2014, $46.4 million of cash was generated from financing activities, which primarily consisted of $49.2 million of net borrowings under our credit facility, including the payoff of our term loan of $48.9 million upon refinancing and subsequent borrowings under our revolving credit facility, offset by $1.2 million of additional deferred financing fees incurred as part of the June 30, 2014 amendment to the ABL Credit Facility.

Our Board of Directors approved regular quarterly dividends of $0.02 per share, which were paid on each of March 17, 2014, June 16, 2014, September 16, 2014 and December 15, 2014.

Contractual Obligations

The following table reflects our contractual obligations as of December 31, 2015:

Contractual Obligations (amounts in thousands)		Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	(a)	$148,490	$865	$1,825	$145,800	$-
Interest obligations	(b)	11,138	3,336	6,252	1,550	-
Unrecognized tax positions	(c)	40	14	26	-	-
Other long-term liabilities	(d)	11,142	-	-	511	10,631
Operating leases	(e)	28,735	6,636	10,625	6,703	4,771

Total contractual obligations		$199,545	$10,851	$18,728	$154,564	$15,402

(a)	See Note 6 to the Consolidated Financial Statements.
(b)	Future interest obligations are calculated using the debt balances and interest rates in effect on December 31, 2015.
(c)	See Note 12 to the Consolidated Financial Statements. Classification is based on expected settlement dates and the expiration of certain statutes of limitations.
(d)	Primarily consists of retirement liabilities and deferred compensation payable in future years.
(e)	See Note 11 to the Consolidated Financial Statements.

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

Other than operating leases, which are disclosed above, and derivative instruments discussed in Note 7 to the Consolidated Financial Statements, as of December 31, 2015, we had no material off-balance sheet arrangements.

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

Certain of our tubular and pipe products inventory is stated under the LIFO method. At December 31, 2015, approximately $42.7 million, or 20.7% of consolidated inventory, was reported under the LIFO method of accounting. The cost of the remainder of CTI’s inventory is determined using a weighted average rolling first-in, first-out method.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired. The Company performs an annual impairment test of goodwill for the specialty metals flat products and tubular and pipe products segments and indefinite-lived intangible assets for the tubular and pipe products segment in the fourth quarter, or more frequently if changes in circumstances or the occurrence of events indicate potential impairment. Events or changes in circumstances that could trigger an impairment review include significant nonperformance relative to the expected historical or projected future operating results, significant changes in the manner of the use of the acquired assets or the strategy for the overall business or significant negative industry or economic trends. Management uses judgment to determine whether to use a qualitative analysis or a quantitative fair value measurement for each of the Company’s reporting units that carry goodwill.

If a quantitative fair value measurement is used, the fair value of each indefinite-lived intangible asset is compared to its carrying value and an impairment charge is recorded if the carrying value exceeds the fair value. As described below, at December 31, 2015 all of the Company’s goodwill has been impaired; accordingly, future goodwill impairment testing will no longer be required unless we make acquisitions in the future.

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

During 2015, the metals industry experienced a significant decline in the price of metals as a result of the strengthened U.S. dollar, a historically high level of imported materials arriving in the United States, low raw material costs to produce metals, and an oversupply of metals.  The price of hot-rolled carbon steel decreased approximately 22%, or $130 per ton, during the first six months of 2015. As a result, the Company determined that a triggering event occurred in the Company’s tubular and pipe products segment during the second quarter of 2015. The challenging market conditions negatively impacted the segment’s financial performance and the decrease of the Company’s market capitalization led the Company to perform the two-step quantitative impairment test by comparing the fair value of the tubular and pipe products segment with its carrying value. The Company engaged an independent third-party valuation expert to assist with the completion of the goodwill and indefinitely lived intangible asset impairment testing.

The asset impairment testing determined that the carrying value of the operations was in excess of the fair value and indefinitely lived intangible asset and goodwill impairments were identified. The Company concluded that the indefinitely lived intangible asset, Trade name, was partially impaired and the impairment in the amount of $8.0 million was recorded in the second quarter of 2015. Based on the second step of the impairment test, the Company concluded that the implied fair value of goodwill for the tubular and pipe products segment was less than its carrying value and a full goodwill impairment of $16.5 million was recorded at June 30, 2015.

The metals industry continued to experience declining metals prices in the second half of 2015 as well as declining nickel prices. As a result, the Company concluded during its annual goodwill impairment analysis during the fourth quarter of 2015 that the $500 thousand of goodwill related to the specialty metals flat products segment was fully impaired as the implied fair value of goodwill for specialty metals flat products segment was less than its carrying value.

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

Due to the impairment of the tubular and pipe products and specialty metals segments’ goodwill, a triggering event occurred for the long-lived assets of the Company. We performed an undiscounted cash flow analysis that demonstrated there were no indicators of impairment of the long-lived assets of the Company. Additionally, the indefinite lived intangible asset was tested for impairment due to the triggering event. This test identified an impairment to the Company’s intangible assets of $8.0 million, which was recorded in the second quarter of 2015. Based on the Company’s analysis in the fourth quarter of 2015, there were no further impairments of the Company’s long-lived assets in 2015.

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

Certain engineered products produced by CTI can take several months to manufacture due to their size and complexity. Substantially all projects are completed within six months. The Company may request advance payments from customers during the production of these products. These payments are included in “Other accrued liabilities” on the Company’s Consolidated Balance Sheets. Due to their short-term nature, the Company uses the units of delivery method to account for these contracts. Revenue for the contracts is recognized when the product is shipped and title of the product transfers to the customers. Revenues for these engineered products accounted for approximately 1.8%, 1.7% and 1.9% of our net sales during 2015, 2014 and 2013, respectively.

Impact of Recently Issued Accounting Pronouncements

In November, 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-17, “Balance Sheet Classification of Deferred Taxes.” This ASU is part of the FASB’s Simplification Initiative and has been issued to reduce complexity in the presentation of deferred taxes. This new guidance eliminates the requirement for entities that present a classified statement of financial position to classify deferred tax assets and liabilities as current and noncurrent, and instead require that they classify all deferred tax assets and liabilities as noncurrent. As a result, each jurisdiction will now only have one net noncurrent deferred tax asset or liability. However, the guidance does not change the existing requirement that only permits offsetting within a jurisdiction. Companies are still prohibited from offsetting deferred tax liabilities from one jurisdiction against deferred tax assets of another jurisdiction. This ASU is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements. The guidance may be applied either prospectively, for all deferred tax assets and liabilities, or retrospectively (i.e., by reclassifying the comparative balance sheet). If applied prospectively, entities are required to include a statement that prior periods were not retrospectively adjusted. If applied retrospectively, entities are also required to include quantitative information about the effects of the change on prior periods. The adoption of this ASU is not expected to materially impact the Company’s consolidated financial statements.

In April 2015, FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” This ASU is part of the FASB’s Simplification Initiative and has been issued to reduce the complexity in the presentation of debt issuance costs. This new guidance requires companies to present debt issuance costs the same way they currently present debt discounts, as a direct deduction from the carrying value of that debt liability. The guidance is limited to simplifying the presentation of debt issuance costs and does not impact the recognition and measurement guidance for debt issuance costs. This ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted. The amendments of ASU No. 2015-03 must be applied retrospectively, where the balance sheet of each presented individual period is adjusted to indicate the period-specific impact of using the new guidance. The FASB considered that because both debt issuance costs and debt discounts are amortized using the effective interest method, there would be no effect on the income statement upon adoption of the amendments. The adoption of this guidance on January 1, 2016 did not have a material impact on the Company’s consolidated financial statements.

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

We, like many other metals service centers, maintain substantial inventories of metals to accommodate the short lead times and just-in-time delivery requirements of our customers. Accordingly, we purchase metals in an effort to maintain our inventory at levels that we believe to be appropriate to satisfy the anticipated needs of our customers based upon historic buying practices, supply agreements with customers and market conditions. Our commitments to purchase metals are generally at prevailing market prices in effect at the time we place our orders. We have no long-term, fixed-price metals purchase contracts, except for the metals hedges discussed in Note 7 to the Consolidated Financial Statements. When metals prices increase, competitive conditions will influence how much of the price increase we can pass on to our customers. To the extent we are unable to pass on future price increases in our raw materials to our customers, the net sales and profitability of our business could be adversely affected. When metals prices decline, customer demands for lower prices and our competitors’ responses to those demands could result in lower sale prices and, consequently, lower gross profits and inventory lower of cost or market adjustments as we sell existing inventory. Significant or rapid declines in metals prices or reductions in sales volumes could adversely impact our ability to remain in compliance with certain financial covenants in our credit facility, as well as result in us incurring asset or goodwill impairment charges. Changing metals prices therefore could significantly impact our net sales, gross profits, operating income and net income.

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

Approximately 9.6% of our consolidated net sales in 2015 were directly to automotive manufacturers or manufacturers of automotive components and parts. Historically, due to the concentration of customers in the automotive industry, our gross profits on these sales have generally been less than our gross profits on sales to customers in other industries.

Inflation generally affects us by increasing the cost of employee wages and benefits, transportation services, processing equipment, energy and borrowings under our credit facility. General inflation, excluding increases in the price of steel and increased distribution expense, has not had a material effect on our financial results during the past three years.

We are exposed to the impact of fluctuating metals prices and interest rate changes. During 2015, 2014 and 2013, we entered into metals swaps at the request of customers. While these derivatives are intended to be effective in helping us manage risk, they have not been designated as hedging instruments. For certain customers, we enter into contractual relationships that entitle us to pass-through the economic effect of trading positions that we take with other third parties on our customers’ behalf. In 2014, we entered into carbon swaps in order to mitigate the volatility in the price of metals. The carbon swaps were accounted for as cash flow hedges and all of them settled in 2015. We had no outstanding metals cash flow hedges at December 31, 2015.

Our primary interest rate risk exposure results from variable rate debt. If interest rates in the future were to increase 100 basis points (1.0%) from December 31, 2015 rates and, assuming no change in total debt from December 31, 2015 levels, the additional annual interest expense to us would be approximately $1.1 million. We have the option to enter into 30- to 180-day fixed base rate LIBOR loans under the ABL Credit Facility. The Company assumed an interest rate swap agreement on the $5.9 million of CTI IRB. The swap agreement matures in April 2018, but the notional amount may be reduced annually by the amount of the optional principal payments on the IRB. In June 2012, the Company entered into a forward starting fixed rate interest rate hedge commencing July 2013 in order to eliminate the variability of cash interest payments on approximately $53.2 million of the then outstanding LIBOR-based borrowings under the ABL Credit Facility. The balance as of December 31, 2015 was $31.4 million. The hedge matures on June 1, 2016 and the notional amount is reduced monthly by $729 thousand. The fixed rate interest rate hedge is accounted for as a cash flow hedging instrument for accounting purposes. The Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap and fixed interest rate hedge agreements. However, the Company does not anticipate nonperformance by the counterparties.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Olympic Steel, Inc.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Olympic Steel, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Olympic Steel, Inc. and its subsidiaries (“the Company”) at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

February 25, 2016

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, our management used the criteria established in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we concluded that, as of December 31, 2015, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Olympic Steel, Inc.

Consolidated Statements of Comprehensive Income

For The Years Ended December 31,

(in thousands, except per share data)

	2015	2014	2013

Net sales	$1,175,543	$1,436,270	$1,263,331

Costs and expenses
Cost of materials sold (excludes items shown separately below)	942,214	1,160,310	999,207
Warehouse and processing	85,411	92,170	84,332
Administrative and general	64,987	72,219	68,520
Distribution	36,073	41,312	35,076
Selling	21,158	24,799	24,905
Occupancy	9,492	10,052	9,395
Depreciation	18,147	19,891	21,352
Amortization	889	889	889
Goodwill and intangible asset impairment	24,951	23,836	-
Total costs and expenses	1,203,322	1,445,478	1,243,676
Operating income (loss)	(27,779)	(9,208)	19,655
Other loss, net	(125)	(126)	(28)
Income (loss) before interest and income taxes	(27,904)	(9,334)	19,627
Interest and other expense on debt	5,690	6,780	6,703
Income (loss) before income taxes	(33,594)	(16,114)	12,924
Income tax provision (benefit)	(6,817)	2,950	5,277
Net income (loss)	$(26,777)	$(19,064)	$7,647

Gain (loss) on cash flow hedges	(1,816)	12	231
Tax effect of hedges	699	(125)	(89)
Reclassification of loss included in net income, net of tax of $804 for 2015	1,596	-	-
Total comprehensive income (loss)	$(26,298)	$(19,177)	$7,789

Net income (loss) per share - basic	$(2.39)	$(1.71)	$0.69
Weighted average shares outstanding - basic	11,192	11,120	11,065

Net income (loss) per share - diluted	$(2.39)	$(1.71)	$0.69
Weighted average shares outstanding - diluted	11,192	11,120	11,074

The accompanying notes are an integral part of these statements.

 Olympic Steel, Inc.

Consolidated Balance Sheets

As of December 31,

(in thousands)

	2015	2014
Assets
Cash and cash equivalents	$1,604	$2,238
Accounts receivable, net	92,877	123,804
Inventories, net (includes LIFO debit of $6,555 and $3,207 as of December 31, 2015 and 2014, respectively)	206,645	311,108
Prepaid expenses and other	7,820	20,434
Assets held for sale	-	1,125
Total current assets	308,946	458,709
Property and equipment, at cost	372,129	366,989
Accumulated depreciation	(205,591)	(189,603)
Net property and equipment	166,538	177,386
Goodwill	-	16,951
Intangible assets, net	24,757	33,646
Other long-term assets	13,229	14,056
Total assets	$513,470	$700,748

Liabilities
Current portion of long-term debt	$2,690	$3,530
Accounts payable	55,685	91,252
Accrued payroll	6,884	10,224
Other accrued liabilities	11,801	26,971
Total current liabilities	77,060	131,977
Credit facility revolver	145,800	244,090
Other long-term liabilities	11,419	13,249
Deferred income taxes	24,496	30,651
Total liabilities	258,775	419,967

Shareholders' Equity
Preferred stock, without par value, 5,000 shares authorized, no shares issued or outstanding	-	-
Common stock, without par value, 20,000 shares authorized,10,938 and 10,989 shares issued and outstanding	128,129	126,339
Treasury stock, at cost, 65 and 0 shares held	(699)	-
Accumulated other comprehensive loss	(70)	(549)
Retained earnings	127,335	154,991
Total shareholders' equity	254,695	280,781
Total liabilities and shareholders' equity	$513,470	$700,748

The accompanying notes are an integral part of these balance sheets.

Olympic Steel, Inc.

Consolidated Statements of Cash Flows

For The Years Ended December 31,

(in thousands)

	2015	2014	2013
Cash flows from (used for) operating activities:
Net income (loss)	$(26,777)	$(19,064)	$7,647
Adjustments to reconcile net income (loss) to net cash from operating activities -
Depreciation and amortization	19,873	21,840	23,582
Goodwill and intangible asset impairment	24,951	23,836	-
Loss on disposition of property and equipment	15	248	169
Stock-based compensation	1,759	2,074	1,724
Other long-term assets	48	(386)	(3,771)
Other long-term liabilities	(7,504)	(3,134)	(204)
	12,365	25,414	29,147
Changes in working capital:
Accounts receivable	30,927	(8,516)	(2,447)
Inventories	104,463	(24,737)	3,652
Prepaid expenses and other	13,808	(7,648)	(1,055)
Accounts payable	(21,923)	(24,090)	9,282
Change in outstanding checks	(13,644)	(10,670)	15,259
Accrued payroll and other accrued liabilities	(18,511)	10,663	843
	95,120	(64,998)	25,534
Net cash from (used for) operating activities	107,485	(39,584)	54,681

Cash flows from (used for) investing activities:
Capital expenditures	(7,317)	(7,834)	(16,098)
Proceeds from disposition of property and equipment	3	68	20
Net cash used for investing activities	(7,314)	(7,766)	(16,078)

Cash flows from (used for) financing activities:
Credit facility revolver borrowings	311,372	632,726	423,232
Credit facility revolver repayments	(409,662)	(534,711)	(454,732)
Principal payments under capital lease obligations	-	-	(1,407)
Term loan repayments	-	(48,854)	(8,750)
Industrial revenue bond repayments	(840)	(810)	(785)
Credit facility fees and expenses	(127)	(1,218)	(3)
Proceeds from exercise of stock options (including tax benefits) and employee stock purchases	30	147	122
Repurchase of common stock	(699)	-	-
Dividends paid	(879)	(878)	(876)
Net cash from (used for) financing activities	(100,805)	46,402	(43,199)

Cash and cash equivalents:
Net change	(634)	(948)	(4,596)
Beginning balance	2,238	3,186	7,782
Ending balance	$1,604	$2,238	$3,186

The accompanying notes are an integral part of these statements.

Olympic Steel, Inc.

Supplemental Disclosures of Cash Flow Information

For The Years Ended December 31,

(in thousands)

	2015	2014	2013
Cash paid during the period

Interest paid	$5,083	$5,793	$5,537
Income taxes paid	$565	$4,658	$7,556

The accompanying notes are an integral part of these statements

Olympic Steel, Inc.

 Consolidated Statements of Shareholders’ Equity

For The Years Ended December 31,

(in thousands)

	Common Stock	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
Balance at December 31, 2012	$122,272	$-	$(579)	$168,164	$289,857

Net income	$-	$-	$-	$7,647	$7,647
Payment of dividends	-	-	-	(876)	(876)
Exercise of stock options and employee stock purchases (12 shares)	122	-	-	-	122
Stock-based compensation	1,724	-	-	-	1,724
Change in fair value of interest rate hedge	-	-	142	-	142

Balance at December 31, 2013	$124,118	$-	$(437)	$174,935	$298,616

Net loss	$-	$-	$-	$(19,064)	$(19,064)
Payment of dividends	-	-	-	(878)	(878)
Exercise of stock options and employee stock purchases (7 shares)	147	-	-	-	147
Stock-based compensation	2,074	-	-	-	2,074
Changes in fair value of hedges	-	-	(113)	-	(113)
Other	-	-	1	(2)	(1)

Balance at December 31, 2014	$126,339	$-	$(549)	$154,991	$280,781

Net loss	$-	$-	$-	$(26,777)	$(26,777)
Repurchase of common stock	-	(699)	-	-	(699)
Payment of dividends	-	-	-	(879)	(879)
Exercise of stock options and employee stock purchases (2 shares)	30	-	-	-	30
Stock-based compensation	1,759	-	-	-	1,759
Changes in fair value of hedges	-	-	479	-	479
Other	1	-	-	-	1

Balance at December 31, 2015	$128,129	$(699)	$(70)	$127,335	$254,695

The accompanying notes are an integral part of these statements.

Olympic Steel, Inc.

Notes to Consolidated Financial Statements

For The Years Ended December 31, 2015, 2014 and 2013

1.	Summary of Significant Accounting Policies:

Nature of Business

The Company is a leading U.S. metals service center specializing in the processing and distribution of large volumes of carbon, coated, aluminum and stainless steel, flat-rolled coil, sheet and plate products and tubular and pipe products from facilities throughout the United States. The Company now operates in three reportable segments; carbon flat products, specialty metals flat products, and tubular and pipe products. The carbon flat products segment and the specialty metals flat products segments are at times consolidated and referred to as the flat products segments. The flat products segments’ assets and resources are shared by the carbon and specialty metals segments and both segments’ products are stored in the shared facilities and processed on the shared equipment. Due to the shared assets and resources, certain of the flat products segment expenses are allocated between the carbon flat products segment and the specialty metals flat products segment based upon an established allocation methodology. 2014 financial information has been recast to reflect the new segment reporting structure. Due to system limitations, 2013 financial information is presented for the consolidated flat products segments. Through its carbon flat products segment, the Company sells and distributes large volumes of processed carbon and coated flat-rolled sheet, coil and plate products, and fabricated parts. Through its specialty metals flat products segment, the Company sells and distributes processed aluminum and stainless flat-rolled sheet and coil products, flat bar products and fabricated parts. Through its tubular and pipe products segment, the Company distributes metal tubing, pipe, bar, valve and fittings and fabricates pressure parts supplied to various industrial markets.

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

Concentration Risks

The Company is a major customer of flat-rolled coil and plate and tubular and pipe steel for many of its principal suppliers, but is not dependent on any one supplier. The Company purchased approximately 51%, 43% and 42% of its total steel requirements from its three largest suppliers in 2015, 2014 and 2013, respectively.

The Company has a diversified customer and geographic base, which reduces the inherent risk and cyclicality of its business. The concentration of net sales to the Company’s top 20 customers approximated 31%, 29% and 30% of consolidated net sales in 2015, 2014 and 2013, respectively. In addition, the Company’s largest customer accounted for approximately 6%, 6% and 5% of consolidated net sales in 2015, 2014 and 2013, respectively. Sales to industrial machinery and equipment manufacturers and their fabricators accounted for 49%, 51% and 50% of consolidated net sales in 2015, 2014 and 2013, respectively.

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

Inventories

Inventories are stated at the lower of cost or market and include the costs of purchased metals, inbound freight, external processing and applicable labor and overhead costs. Costs of our carbon and specialty metals flat products segments’ inventories, including flat-rolled sheet, coil and plate products are determined using the specific identification method.

Certain of the Company’s tubular and pipe products inventory is stated under the last-in, first-out (LIFO) method. At December 31, 2015 and December 31, 2014, approximately $42.7 million, or 20.7% of consolidated inventory, and $46.6 million, or 15.0% of consolidated inventory, respectively, was reported under the LIFO method of accounting. The cost of the remainder of tubular and pipe product segment’s inventory is determined using a weighted average rolling first-in, first-out (FIFO) method.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired. The Company performs an annual impairment test of goodwill for the specialty metals flat products and tubular and pipe products segments and indefinite-lived intangible assets for the tubular and pipe products segment in the fourth quarter, or more frequently if changes in circumstances or the occurrence of events indicate potential impairment. Events or changes in circumstances that could trigger an impairment review include significant nonperformance relative to the expected historical or projected future operating results, significant changes in the manner of the use of the acquired assets or the strategy for the overall business or significant negative industry or economic trends. Management uses judgment to determine whether to use a qualitative analysis or a quantitative fair value measurement for each of the Company’s reporting units that carry goodwill.

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

During 2015, the metals industry experienced a significant decline in the price of metals as a result of the strengthened U.S. dollar, a historically high level of imported materials arriving in the United States, low raw material costs to produce metals, and an oversupply of metals.  As a result, the Company determined that a triggering event occurred in the Company’s tubular and pipe products segment during the second quarter of 2015. The challenging market conditions negatively impacted the segment’s financial performance and the decrease of the Company’s market capitalization led the Company to perform the two-step quantitative impairment test by comparing the fair value of the tubular and pipe products segment with its carrying value. The Company engaged an independent third-party valuation expert to assist with the completion of the goodwill and indefinitely lived intangible asset impairment testing.

The asset impairment testing determined that the carrying value of the operations was in excess of the fair value and indefinitely lived intangible asset and goodwill impairments were identified. The Company concluded that the indefinitely lived intangible asset, Trade name, was partially impaired and the impairment in the amount of $8.0 million was recorded in the second quarter of 2015. Based on the second step of the impairment test, the Company concluded that the implied fair value of goodwill for the tubular and pipe products segment was less than its carrying value and a full goodwill impairment of $16.5 million was recorded at June 30, 2015.

The metals industry continued to experience declining metals prices in the second half of 2015 as well as declining nickel prices. As a result, the Company concluded during its annual goodwill impairment analysis during the fourth quarter of 2015 that the $500 thousand of goodwill related to the specialty metals flat products segment was impaired as the implied fair value of goodwill for specialty metals flat products segment was less than its carrying value. At December 31, 2015, all of the Company’s goodwill had been fully impaired.

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

The engineered products produced by Chicago Tube and Iron Company (CTI) typically take several months to produce due to their size and complexity. Substantially all projects are completed within six months. The Company may request advance payments from customers during the production of these products. These payments are included in current short-term liabilities on the Company’s Consolidated Balance Sheet. Due to their short-term nature, the Company uses the units of delivery method to account for these contracts. Revenue for the contracts is recognized when the product is shipped and title of the product transfers to the customers. Revenues for these engineered products accounted for approximately 1.8%, 1.7% and 1.9% of our net sales during 2015, 2014 and 2013, respectively.

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

Due to the impairment of the tubular and pipe products and specialty metals segments’ goodwill, a triggering event occurred for the long-lived assets of the Company. We performed an undiscounted cash flow analysis that demonstrated there were no indicators of impairment of the long-lived assets of the Company. Additionally, the indefinite lived intangible asset was tested for impairment due to the triggering event. This test identified an impairment to the Company’s intangible assets of $8.0 million, which was recorded in the second quarter of 2015. Based on the Company’s analysis in the fourth quarter of 2015, there were no further impairments of the Company’s long-lived assets in 2015.

Stock-Based Compensation

The Company records compensation expense for stock options issued to employees and directors. For additional information, see Note 10, Equity Plans.

Impact of Recently Issued Accounting Pronouncements

In November, 2015, Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-17, “Balance Sheet Classification of Deferred Taxes.” This ASU is part of the FASB’s Simplification Initiative and has been issued to reduce complexity in the presentation of deferred taxes. This new guidance eliminates the requirement for entities that present a classified statement of financial position to classify deferred tax assets and liabilities as current and noncurrent, and instead require that they classify all deferred tax assets and liabilities as noncurrent. As a result, each jurisdiction will now only have one net noncurrent deferred tax asset or liability. However, the guidance does not change the existing requirement that only permits offsetting within a jurisdiction. Companies are still prohibited from offsetting deferred tax liabilities from one jurisdiction against deferred tax assets of another jurisdiction. This ASU is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements. The guidance may be applied either prospectively, for all deferred tax assets and liabilities, or retrospectively (i.e., by reclassifying the comparative balance sheet). If applied prospectively, entities are required to include a statement that prior periods were not retrospectively adjusted. If applied retrospectively, entities are also required to include quantitative information about the effects of the change on prior periods. The adoption of this ASU is not expected to materially impact the Company’s consolidated financial statements.

In April 2015, FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” This ASU is part of the FASB’s Simplification Initiative and has been issued to reduce the complexity in the presentation of debt issuance costs. This new guidance requires companies to present debt issuance costs the same way they currently present debt discounts, as a direct deduction from the carrying value of that debt liability. The guidance is limited to simplifying the presentation of debt issuance costs and does not impact the recognition and measurement guidance for debt issuance costs. This ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted. The amendments of ASU No. 2015-03 must be applied retrospectively, where the balance sheet of each presented individual period is adjusted to indicate the period-specific impact of using the new guidance. The FASB considered that because both debt issuance costs and debt discounts are amortized using the effective interest method, there would be no effect on the income statement upon adoption of the amendments. The adoption of this guidance on January 1, 2016 did not have a material impact on the Company’s consolidated financial statements.

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

Accounts receivable are presented net of allowances for doubtful accounts and unissued credits of $3.1 million and $2.9 million as of December 31, 2015 and 2014, respectively. Bad debt expense totaled $506 thousand in 2015, $467 thousand in 2014 and $83 thousand in 2013.

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

3.	Inventories:

Inventories consisted of the following:

	As of December 31,
(in thousands)	2015	2014
Unprocessed	$163,942	$238,226
Processed and finished	42,703	72,882
Totals	$206,645	$311,108

During 2015, the Company recorded $3.3 million of LIFO income as a result of decreased metals pricing during 2015. The LIFO income increased the Company’s inventory balance and decreased its cost of materials sold.

During 2014, the Company recorded $365 thousand of LIFO expense as a result of increased metals pricing during 2014. The LIFO expense decreased the Company’s inventory balance and increased its cost of materials sold.

If the FIFO method had been in use, inventories would have been $6.6 million and $3.2 million lower than reported at December 31, 2015 and 2014, respectively.

4.	Property and Equipment:

Property and equipment consists of the following:

(in thousands)	Depreciable Lives			December 31, 2015	December 31, 2014
Land		-		$16,001	$16,001
Land improvements	5	-	10	2,799	2,764
Buildings and improvements	7	-	30	131,294	131,107
Machinery and equipment	2	-	15	185,555	181,378
Furniture and fixtures	3	-	7	6,582	6,550
Computer software and equipment	2	-	5	27,350	26,842
Vehicles	2	-	5	1,274	1,247
Construction in progress				1,274	1,100
				372,129	366,989
Less accumulated depreciation				(205,591)	(189,603)
Net property and equipment				$166,538	$177,386

Leasehold improvements are included with buildings and improvements and are depreciated over the life of the lease or seven years, whichever is less.

Construction in progress, as of December 31, 2015, primarily consisted of payments for additional processing equipment at our existing facilities that was not yet placed into service.

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

During 2015, the metals industry experienced a significant decline in the price of metals as a result of the strengthened U.S. dollar, a historically high level of imported materials arriving in the United States, low raw material costs to produce metals, and an oversupply of metals.  The price of hot-rolled carbon steel decreased approximately 22%, or $130 per ton, during the first six months of 2015. As a result, the Company determined that a triggering event occurred in the Company’s tubular and pipe products segment during the second quarter of 2015. The challenging market conditions negatively impacted the segment’s financial performance and the decrease of the Company’s market capitalization led the Company to perform the two-step quantitative impairment test by comparing the fair value of the tubular and pipe products segment with its carrying value. The Company engaged an independent third-party valuation expert to assist with the completion of the goodwill and indefinitely lived intangible asset impairment testing.

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

The metals industry continued to experience declining metals prices in the second half of 2015 as well as declining nickel prices. As a result, the Company concluded during its annual goodwill impairment analysis during the fourth quarter of 2015 that the $500 thousand of goodwill related to the specialty metals flat products segment was fully impaired as the implied fair value of goodwill for specialty metals flat products segment was less than its carrying value.

Goodwill, by reportable segment, was as follows as of December 31, 2015 and 2014:

(in thousands)	Specialty Metals Flat Products	Tubular and Pipe Products	Total
Balance as of December 31, 2013	$500	$40,287	$40,787
Acquisitions	-	-	-
Impairments	-	(23,836)	(23,836)
Balance as of December 31, 2014	$500	$16,451	$16,951
Acquisitions	-	-	-
Impairments	(500)	(16,451)	(16,951)
Balance as of December 31, 2015	$-	$-	$-

All of the Company’s intangible assets were recorded in connection with its July 1, 2011 acquisition of CTI. The intangible assets were evaluated on the premise of highest and best use to a market participant, primarily utilizing the income approach valuation methodology. The useful life of the CTI trade name was determined to be indefinite primarily due to its history and reputation in the marketplace, the Company’s expectation that the CTI trade name will continue to be used throughout the life of CTI, and the conclusion that there are currently no other factors identified that would limit its useful life. The useful life of the CTI customer relationships was determined to be fifteen years, based primarily on the consistent and predictable revenue source associated with the existing CTI customer base, the present value of which extends through the fifteen year amortization period. The Company will continue to evaluate the useful life assigned to our amortizable customer relationships in future periods.

Due to the impairment of the tubular and pipe segment’s goodwill in the second quarter of 2015, a triggering event occurred for the intangible assets subject to amortization and an impairment test was completed. The test revealed no impairment to the Company’s intangible assets subject to amortization.

Intangible assets, net, consisted of the following as of December 31, 2015 and 2014:

	As of December 31, 2015
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Impairments	Intangible Assets, Net

Customer relationships - subject to amortization	$13,332	$(4,000)	$-	$9,332
Trade name - not subject to amortization	23,425	-	(8,000)	15,425
	$36,757	$(4,000)	$(8,000)	$24,757

	As of December 31, 2014
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Impairments	Intangible Assets, Net

Customer relationships - subject to amortization	$13,332	$(3,111)	$-	$10,221
Trade name - not subject to amortization	23,425	-	-	23,425
	$36,757	$(3,111)	$-	$33,646

The Company estimates that amortization expense for its intangible assets subject to amortization will be $0.9 million per year in each of the next five years.

6.	Debt:

The Company’s debt is comprised of the following components:

	As of
(in thousands)	December 31, 2015	December 31, 2014
Asset-based revolving credit facility due June 30, 2019	$145,800	$244,090
Industrial revenue bond due April 1, 2018	2,690	3,530
Total debt	148,490	247,620
Less current amount	(2,690)	(3,530)
Total long-term debt	$145,800	$244,090

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

The ABL Credit Facility requires the Company to comply with various covenants, the most significant of which include: (i) until maturity of the ABL Credit Facility, if any commitments or obligations are outstanding and the Company’s availability is less than the greater of $30 million or 10.0% of the aggregate amount of revolver commitments ($36.5 million at December 31, 2015) then the Company must maintain a ratio of EBITDA minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00 for the most recent twelve fiscal month period; (ii) limitations on dividend payments and common stock repurchases; and (iii) restrictions on additional indebtedness. The Company has the option to borrow under its revolver based on the agent’s base rate plus a premium ranging from 0.00% to 0.25% or the London Interbank Offered Rate (LIBOR) plus a premium ranging from 1.25% to 3.00%.

As of December 31, 2015, the Company was in compliance with its covenants and had approximately $87.7 million of availability under the ABL Credit Facility.

As of December 31, 2015, $2.8 million of bank financing fees were included in “Prepaid expenses and other” and “Other long-term assets” on the accompanying Consolidated Balance Sheets. The financing fees are being amortized over the five-year term of the ABL Credit facility and are included in “Interest and other expense on debt” on the accompanying Consolidated Statements of Comprehensive Income.

In June 2012, the Company entered into a forward starting fixed rate interest rate hedge that commenced June 2013, in order to eliminate the variability of cash interest payments on $53.2 million of the then outstanding LIBOR-based borrowings under the ABL Credit Facility. The hedge matures on June 1, 2016 and the notional amount is reduced monthly by $729 thousand. The hedged balance as of December 31, 2015 was $31.4 million. The interest rate hedge fixed the rate at 1.21% plus a premium ranging from 1.25% to 1.75%. Although the Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate hedge agreement, the Company anticipates performance by the counterparties.

The Industrial Revenue Bond (IRB) indebtedness was issued through the Stanly County, North Carolina Industrial Revenue and Pollution Control Authority. The bond matures in April 2018, with the option to provide principal payments annually on April 1st. On April 1, 2015, the Company paid an optional principal payment of $840 thousand. Since the IRB is remarketed annually, it is included in “Current portion of long-term debt” on the accompanying Consolidated Balance Sheets. Interest is payable monthly, with a variable rate that resets weekly. As a security for payment of the bonds, the Company obtained a direct pay letter of credit issued by JPMorgan Chase Bank, N.A. The letter of credit reduces annually by the principal reduction amount. The interest rate at December 31, 2015 was 0.11% for the IRB debt.

CTI entered into an interest rate swap agreement to reduce the impact of changes in interest rates on the above IRB. At December 31, 2015, the effect of the swap agreement on the bond was to fix the rate at 3.46%. The swap agreement matures in April 2018, and is reduced annually by the amount of the optional principal payments on the bond. The Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap agreement. However, the Company does not anticipate nonperformance by the counterparties.

Scheduled Debt Maturities, Interest, Debt Carrying Values

The Company’s principal payments over the next five years and thereafter are detailed in the table below:

(in thousands)	2016	2017	2018	2019	Total
ABL Credit Facility	$-	$-	$-	$145,800	$145,800
Industrial revenue bond	865	895	930	-	2,690
Total principal payments	$865	$895	$930	$145,800	$148,490

The overall effective interest rate for all debt, exclusive of deferred financing fees and deferred commitment fees, amounted to 2.1%, 2.4% and 2.3% in 2015, 2014 and 2013, respectively. Interest paid totaled $5.1 million, $5.8 million and $5.5 million for the years ended December 31, 2015, 2014 and 2013, respectively. Average total debt outstanding was $211.2 million, $234.7 million and $219.2 million in 2015, 2014 and 2013, respectively.

7.	Derivative Instruments:

Metals swaps

During 2015, 2014 and 2013, the Company entered into nickel swaps indexed to the London Metal Exchange (LME) price of nickel with third-party brokers. In 2014, the Company entered into carbon swaps indexed to the New York Mercantile Exchange (NYMEX) price of U.S. Midwest Domestic Hot-Rolled Coil Steel with third-party brokers. The nickel and carbon swaps are treated as derivatives for accounting purposes and are included in “Other accrued liabilities” and “Prepaid expenses and other” on the Consolidated Balance Sheet at December 31, 2015. The Company entered into the swaps to mitigate its customers’ risk of volatility in the price of metals. The outstanding nickel swaps have one to five months remaining and the there are no outstanding carbon swaps as of December 31, 2015. The swaps are settled with the brokers at maturity. The economic benefit or loss arising from the changes in fair value of the swaps is contractually passed through to the customer. The primary risk associated with the metals swaps is the ability of customers or third-party brokers to honor their agreements with the Company related to derivative instruments. If the customer or third-party brokers are unable to honor their agreements, the Company’s risk of loss is the fair value of the metals swaps.

While these derivatives are intended to help the Company manage risk, they have not been designated as hedging instruments. The periodic changes in fair value of the metals and embedded customer derivative instruments are included in “Cost of materials sold” in the Consolidated Statements of Comprehensive Income. The Company recognizes derivative positions with both the customer and the third party for the derivatives and classifies cash settlement amounts associated with them as part of “Cost of materials sold” in the Consolidated Statements of Comprehensive Income. The cumulative change in fair value of the metals swaps that have not yet settled are included in “Other accrued liabilities”, and the embedded customer derivatives are included in “Accounts receivable, net” on the Consolidated Balance Sheets at December 31, 2015 and 2014.

In 2014, the Company entered into cash flow metals hedges to mitigate its risk of volatility in the price of metals. The cash flow metals hedges are indexed to the NYMEX price of U.S. Midwest Domestic Hot-Rolled Coil Steel with third-party brokers. There were no cash flow metals hedges outstanding as of December 31, 2015. The metals hedges were accounted for as cash flow hedges. The impact of the mark-to-market adjustment on settled hedges is recorded in “Cost of materials sold” in the accompanying Consolidated Statements of Comprehensive Income. The impact for the twelve months ended December 31, 2015 was $2.4 million of expense.

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

Fixed rate interest rate hedge

In June 2012, the Company entered into a forward starting fixed rate interest rate hedge that commenced June 2013 in order to eliminate the variability of cash interest payments on $53.2 million of the outstanding LIBOR-based borrowings under the ABL Credit Facility. The balance as of December 31, 2015 was $31.4 million. The hedge matures on June 1, 2016 and the notional amount is reduced monthly by $729 thousand. The interest rate hedge fixed the rate at 1.21% plus a premium ranging from 1.25% to 1.75%. Although the Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate hedge agreement, the Company anticipates performance by the counterparties. The fixed interest rate hedge is accounted for as a cash flow hedging instrument for accounting purposes.

There was no net impact from the nickel swaps or embedded customer derivative agreements to the Company’s Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013. The table below shows the total impact to the Company’s Consolidated Statements of Comprehensive Income through “Net income (loss)” of the derivatives for the years ended December 31, 2015, 2014 and 2013.

	Net Gain (Loss) Recognized
(in thousands)	2015	2014	2013
Interest rate swap (CTI)	$(77)	$(100)	$(167)
Fixed interest rate swap (ABL)	(365)	(472)	(309)
Cash flow metals hedges	(2,400)	(312)	-
Metals swaps	(2,304)	934	(1,037)
Embedded customer derivatives	2,304	(934)	1,037
Total loss	$(2,842)	$(884)	$(476)

8.	Fair Value of Assets and Liabilities:

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

During 2015 and 2014, there were no transfers of financial assets between Levels 1, 2 or 3 fair value measurements. There have been no changes in the methodologies used at December 31, 2015 and December 31, 2014. Following is a description of the valuation methodologies used for assets and liabilities measured at fair value as of December 31, 2015 and December 31, 2014:

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

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company:

	Value of Items Recorded at Fair Value
	As of December 31, 2015
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Embedded customer derivatives	$-	$384	$-	$384
Total assets at fair value	$-	$384	$-	$384

Liabilities:
Metals swaps	$-	$384	$-	$384
Interest rate swap (CTI)	-	102	-	102
Fixed interest rate swap (ABL)	-	114	-	114
Total liabilities recorded at fair value	$-	$600	$-	$600

	Value of Items Not Recorded at Fair Value
	As of December 31, 2015
(in thousands)	Level 1	Level 2	Level 3	Total
Liabilities:
IRB	$2,690	$-	$-	$2,690
ABL Credit Facility	-	145,800	-	145,800
Total liabilities not recorded at fair value	$2,690	$145,800	$-	$148,490

The value of the items not recorded at fair value represent the carrying value of the liabilities.

	Value of Items Recorded at Fair Value
	As of December 31, 2014
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Embedded customer derivatives	$-	$487	$-	$487
Total assets at fair value	$-	$487	$-	$487

Liabilities:
Metals swaps	$-	$487	$-	$487
Interest rate swap (CTI)	-	178	-	178
Fixed interest rate swap (ABL)	-	386	-	386
Total liabilities recorded at fair value	$-	$1,051	$-	$1,051

	Value of Items Not Recorded at Fair Value
	As of December 31, 2014
(in thousands)	Level 1	Level 2	Level 3	Total
Liabilities:
IRB	$3,530	$-	$-	$3,530
ABL Credit Facility	-	244,090	-	244,090
Total liabilities not recorded at fair value	$3,530	$244,090	$-	$247,620

The value of the items not recorded at fair value represent the carrying value of the liabilities.

The fair value of the IRB is determined using Level 1 inputs. The carrying value and the fair value of the IRB that qualify as financial instruments were $2.7 million and $3.5 million at December 31, 2015 and 2014, respectively.

The fair value of the ABL Credit Facility is determined using Level 2 inputs. The carrying value of the ABL Credit Facility was $145.8 million and $244.1 million at December 31, 2015 and 2014, respectively. The Level 2 fair value of the Company's long-term debt was estimated using prevailing market interest rates on debt with similar creditworthiness, terms and maturities.

The table below shows assets measured at fair value on a nonrecurring basis. The fair value of goodwill and the trade name are determined using Level 3 inputs. Refer to note 5 for additional discussion.

Assets Measured at Fair Value on a Nonrecurring Basis
(in thousands)	12/31/15	Level 1	Level 2	Level 3	Total Gain / (Loss)

Goodwill (tubular and pipe products segment)	$-	$-	$-	$-	$(16,451)
Goodwill (specialty metals flat products segment)	-	-	-	-	(500)
Trade name (tubular and pipe products segment)	15,425	-	-	15,425	(8,000)
Total	$15,425	$-	$-	$15,425	$(24,951)

9.	Accumulated Other Comprehensive Loss:

In June 2012, the Company entered into a forward starting fixed rate interest rate hedge commencing July 2013 in order to eliminate the variability of cash interest payments on $53.2 million of the outstanding LIBOR-based borrowings under the ABL Credit Facility. The hedge matures on June 1, 2016 and the notional amount is reduced monthly by $729 thousand. The balance as of December 31, 2015 was $31.4 million. The fixed rate interest rate hedge is accounted for as a cash flow hedging instrument for accounting purposes. The fair value of the interest rate hedge is included in “Accumulated other comprehensive loss” on the Consolidated Balance Sheets.

During 2014, the Company entered into carbon swaps indexed to the NYMEX price of U.S. Midwest Domestic Hot-Rolled Coil Steel with third-party brokers. The Company entered into the carbon swaps in order to mitigate the volatility in the price of metals. There were no carbon swaps outstanding as of December 31, 2015. The carbon swaps are accounted for as cash flow hedges and are included in “Other current assets” and “Other current liabilities” on the Company’s Consolidated Balance Sheets at December 31, 2014. The change in the fair value of the carbon swaps is included in “Accumulated other comprehensive loss” on the Consolidated Balance Sheets at December 31, 2014.

10.	Equity Plans:

Stock Options

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

The following table summarizes stock-based award activity during the year ended December 31, 2015:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2014	20,170	$32.63
Granted	-	-
Exercised	-	-
Canceled	(1,000)	32.63
Outstanding at December 31, 2015	19,170	$32.63	1.3	$-
Exercisable at December 31, 2015	19,170	$32.63	1.3	$-

There were no stock options exercised during 2015. There were 7,000 and 11,667 stock options exercised during 2014 and 2013, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2014 and 2013 was $103 thousand and $218 thousand, respectively. Net cash proceeds from the exercise of stock options, exclusive of income tax benefits, were $86 thousand for both years ended December 31, 2014 and 2013. Income tax benefits of $40 thousand and $83 thousand were realized from stock option exercises during the years ended December 31, 2014 and 2013, respectively.

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

On March 1, 2015, March 1, 2014 and January 2, 2013, the Compensation Committee of the Company’s Board of Directors approved the grant of 4,639, 2,544 and 1,800 restricted stock units (RSUs), respectively, to each non-employee Director. Subject to the terms of the Plan and the RSU agreement, the RSUs vest after one year of service (from the date of grant). The RSUs are not converted into shares of common stock until the director either resigns or is terminated from the Board of Directors.

The fair value of each RSU was estimated to be the closing price of the Company’s common stock on the date of the grant, which were $15.09, $27.51 and $23.41 for the grants on March 1, 2015, March 1, 2014 and January 2, 2013, respectively.

The Company’s Senior Management Compensation Program includes an equity component in order to encourage more ownership of common stock by the senior management. The Senior Management Compensation Program imposes stock ownership requirements upon the participants. Each participant is required to own at least 750 shares of common stock for each year that the participant participates in the Senior Management Compensation Program. Any participant that fails to meet the stock ownership requirements will be ineligible to receive any equity awards under the Company’s equity compensation plans, including the Plan, until the participant satisfies the ownership requirements. To assist participants in meeting the stock ownership requirements, on an annual basis, if a participant purchases 500 shares of common stock on the open market, the Company will award that participant 250 shares of common stock. During 2015, 2014 and 2013, the Company matched 9,000, 9,875 and 8,500 shares, respectively. Additionally, any participant who continues to comply with the stock ownership requirements as of the five-year, 10-year, 15-year, 20-year and 25-year anniversaries of the participant’s participation in the Senior Management Compensation Program will receive a restricted stock unit award with a dollar value of $25 thousand, $50 thousand, $75 thousand, $100 thousand and $100 thousand, respectively. Restricted stock unit awards will convert into the right to receive shares of common stock upon a participant’s retirement, or earlier upon the executive’s death or disability or upon a change in control of the Company.

Stock-based compensation expense recognized on RSUs is summarized in the following table:

	For the years ended December 31,
(in thousands)	2015	2014	2013
RSU expense before taxes	$1,047	$1,252	$936
RSU expense after taxes	$631	$774	$554

All pre-tax charges related to RSUs were included in the caption “Administrative and general” on the accompanying Consolidated Statements of Comprehensive Income.

The following table summarizes the activity related to RSUs for the twelve months ended December 31, 2015:

	Number of Shares	Weighted Average Estimated Fair Value
Outstanding at December 31, 2014	238,023	$25.11
Granted	69,771	14.54
Converted into shares	(19,900)	25.34
Forfeited	-	-
Outstanding at December 31, 2015	287,894	$22.39
Vested at December 31, 2015	271,599	$22.33

Of the RSUs granted in 2015, 2014 and 2013, 47,639, 21,506 and 28,341, respectively, were used to fund supplemental executive retirement plan contributions. There was no intrinsic value for the RSUs that were converted into shares in 2015 and 2014. There were no RSUs converted into shares during 2013.

11.	Commitments and Contingencies:

Operating Leases

The Company leases certain warehouses, sales offices, machinery and equipment and vehicles under long-term operating lease agreements. The leases expire at various dates through 2024. In some cases, the leases include options to extend. Rent and lease expense was $8.7 million, $8.2 million and $7.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.

The future annual minimum lease payments as of December 31, 2015 are as follows:

(in thousands)	2016	2017	2018	2019	2020	Thereafter	Total
Lease payments	$6,636	$5,783	$4,842	$3,697	$3,006	$4,771	$28,735

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

At December 31, 2015, approximately 305 of the hourly plant personnel are represented by nine separate collective bargaining units. The table below shows the expiration dates of the collective bargaining agreements.

Facility	Expiration date
Minneapolis plate, Minnesota	March 31, 2017
Detroit, Michigan	August 31, 2017
Duluth, Minnesota	December 21, 2017
St. Paul, Minnesota	May 25, 2018
Milan, Illinois	August 12, 2018
Locust, North Carolina	March 4, 2020
Romeoville, Illinois	May 31, 2020
Minneapolis coil, Minnesota	September 30, 2020
Indianapolis, Indiana	January 29, 2021

12.	Income Taxes:

The components of the Company’s provision (benefit) for income taxes from continuing operations were as follows:

	As of December 31,
(in thousands)	2015	2014	2013
Current:
Federal	$(149)	$4,859	$6,207
State and local	(752)	657	1,265
	(901)	5,516	7,472
Deferred	(5,916)	(2,566)	(2,195)
Income tax provision	$(6,817)	$2,950	$5,277

The components of the Company’s short and long-term deferred income taxes at December 31 are as follows:

(in thousands)	2015	2014
Deferred tax assets:
Inventory (excluding LIFO reserve)	$2,986	$2,881
Net operating loss and tax credit carryforwards	2,926	2,971
Allowance for doubtful accounts	500	519
Accrued expenses	7,311	7,642
Other	143	83
	13,866	14,096
Valuation reserve	(1,030)	(1,381)
Total deferred tax assets	12,836	12,715

Deferred tax liabilities:
LIFO reserve	(6,018)	(6,049)
Property and equipment	(20,601)	(22,684)
Intangibles	(11,329)	(14,930)
Other	(1)	24
Total deferred tax liabilities	(37,949)	(43,639)
Deferred tax liabilities, net	$(25,113)	$(30,924)

The deferred tax liability decreased by $105 thousand related to the interest rate swap and by $3.1 million related to the partial impairment of the indefinite lived intangible asset, Tradename. Refer to footnote 5, Goodwill and Intangible Assets, for a detailed analysis of the partial impairment.

The following table summarizes the activity related to the Company’s gross unrecognized tax benefits:

(in thousands)	2015	2014	2013
Balance as of January 1	$58	$75	$112
Decreases related to prior year tax positions	(20)	(17)	(37)
Increases related to current year tax positions	13	13	23
Decreases related to lapsing of statute of limitations	(13)	(13)	(23)
Balance as of December 31	$38	$58	$75

It is expected that the amount of unrecognized tax benefits will not materially change in the next twelve months. The tax years 2012 through 2014 remain open to examination by major taxing jurisdictions to which the Company is subject.

The Company recognized interest related to uncertain tax positions in income tax expense. As of December 31, 2015 and December 31, 2014, the Company had approximately $2 thousand and $4 thousand of gross accrued interest related to uncertain tax positions, respectively.

The following table reconciles the U.S. federal statutory rate to the Company’s effective tax rate:

	2015	2014	2013
U.S. federal statutory rate	35.0%	35.0%	35.0%
State and local taxes, net of federal benefit	1.4%	(1.6%)	3.0%
Goodwill impairment	(17.1%)	(52.0%)	-
Change in unrecognized tax benefits	0.1%	(0.1%)	(0.2%)
All other, net	0.9%	0.4%	3.0%
Effective income tax rate	20.3%	(18.3%)	40.8%

Income taxes paid in 2015, 2014 and 2013 totaled $0.5 million, $4.7 million and $7.6 million, respectively. Some subsidiaries of the Company’s consolidated group file state tax returns on a separate company basis and have state net operating loss carryforwards expiring over the next seven to 20 years. A valuation allowance is recorded to reduce certain deferred tax assets to the amount that is more likely than not to be realized.

13.	Shares Outstanding and Earnings Per Share:

Earnings per share have been calculated based on the weighted average number of shares outstanding as set forth below:

	For the years ended December 31,
(in thousands, except per share data)	2015	2014	2013

Weighted average basic shares outstanding	11,192	11,120	11,065
Assumed exercise of stock options and issuance of stock awards	-	-	9
Weighted average diluted shares outstanding	11,192	11,120	11,074

Net income (loss)	$(26,777)	$(19,064)	$7,647

Basic earnings (loss) per share	$(2.39)	$(1.71)	$0.69
Diluted earnings (loss) per share	$(2.39)	$(1.71)	$0.69

Anti-dilutive securities outstanding	125	118	201

14.	Stock Repurchase Program:

On October 2, 2015, the Company announced that its Board of Directors authorized a stock repurchase program of up to 550,000 shares of the Company’s issued and outstanding common stock, which could include open market repurchases, negotiated block transactions, accelerated stock repurchases or open market solicitations for shares, all or some of which may be effected through Rule 10b5-1 plans. Any of the repurchased shares are held in the Company’s treasury, or canceled and retired as the Board may determine from time to time. Any repurchases of common stock are subject to the covenants contained in the ABL Credit Facility. Under the ABL Credit Facility, the Company may repurchase common stock and pay dividends up to $2.5 million in the aggregate during any trailing twelve months without restrictions. Purchases of common stock or dividend payments in excess of $2.5 million in the aggregate require the Company to (i) maintain availability in excess of 25% of the aggregate revolver commitments ($91.3 million at December 31, 2015) or (ii) to maintain availability equal to or greater than 15% of the aggregate revolver commitments ($54.8 million at December 31, 2015) and the Company must maintain a pro-forma ratio of EBITDA minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00.

During the fourth quarter of 2015, the Company repurchased 65,283 shares of outstanding common stock at an average cost of $10.71 per share.

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

Commencing with the first quarter of 2015, the flat products segment has been separated into two reportable segments; carbon flat products and specialty metals flat products. The flat products segments’ assets and resources are shared by the carbon and specialty metals segments and both segments’ products are stored in the shared facilities and processed on the shared equipment. As such, total assets and capital expenditures are reported in the aggregate for the flat products segments. Due to the shared assets and resources, certain of the flat products segment expenses are allocated between the carbon flat products segment and the specialty metals flat products segment based upon an established allocation methodology. 2014 financial information has been recast to reflect the new segment reporting structure. Due to system limitations, 2013 financial information is presented for the consolidated flat products segments.

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

The following table provides financial information by segment and reconciles the Company’s operating income by segment to the consolidated income before income taxes for the years ended December 31, 2015, 2014 and 2013. The Company assesses the performance of the segments based on operating income.

	For the Year Ended December 31,
(in thousands)	2015	2014	2013 (a)
Net sales
Carbon flat products	$765,400	$985,039	n/a
Specialty metals flat products	192,516	206,692	n/a
Consolidated flat products	957,916	1,191,731	1,026,769
Tubular and pipe products	217,627	244,539	236,562
Total net sales	$1,175,543	$1,436,270	$1,263,331

Depreciation and amortization
Carbon flat products	$12,200	$14,250	n/a
Specialty metals flat products	698	805	n/a
Consolidated flat products	12,898	15,055	16,883
Tubular and pipe products	6,036	5,624	5,308
Corporate	102	101	50
Total depreciation and amortization	$19,036	$20,780	$22,241

Operating income
Carbon flat products	$(7,217)	$6,306	n/a
Specialty metals flat products	(1,074)	6,109	n/a
Consolidated flat products	(8,291)	12,415	12,106
Tubular and pipe products	12,583	10,185	14,981
Corporate	(7,120)	(7,972)	(7,432)
Goodwill and intangible asset impairment (b)	(24,951)	(23,836)	-
Total operating income (loss)	$(27,779)	$(9,208)	$19,655
Other income (loss), net	(125)	(126)	(28)
Income (loss) before interest and income taxes	(27,904)	(9,334)	19,627
Interest and other expense on debt	5,690	6,780	6,703
Income (loss) before income taxes	$(33,594)	$(16,114)	$12,924

(a)	Segment information for 2013 is not available for carbon flat products and specialty metals flat products due to system limitations.
(b)	$24,451 of the goodwill and intangible asset impairment in 2015 related to the tubular and pipe products segment, $500 related to the specialty metals flat products segment. The goodwill impairment in 2014 related to the tubular and pipe products segment.

(in thousands)	2015	2014	2013
Capital expenditures
Flat products	$4,295	$4,540	$3,794
Tubular and pipe products	3,022	3,273	11,616
Corporate	-	21	688
Total capital expenditures	$7,317	$7,834	$16,098

Goodwill
Flat products	$-	$500
Tubular and pipe products	-	16,451
Total goodwill	$-	$16,951

Assets
Flat products	$329,885	$496,253
Tubular and pipe products	183,129	203,937
Corporate	456	558
Total assets	$513,470	$700,748

There were no material revenue transactions between the carbon flat products, specialty metals flat products and tubular and pipe products segments for the years ended December 31, 2015, 2014 and 2013.

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

The 401(k) retirement plans allow eligible employees to contribute up to the statutory maximum. The Company’s non-union 401(k) matching contribution is determined annually by the Board of Directors and is based on a percentage of eligible employees’ earnings and contributions. For the non-union flat rolled segments’ 401(k) retirement plan, the Company matched one-half of each eligible employee’s contribution, limited to the first 6% of eligible compensation.

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

The most recent Pension Protection Act zone status available is for the plan year beginning January 1, 2015, and the Multiemployer Plan’s actuary has certified that the Multiemployer Plan is neither in critical status nor endangered status and that it is in the green zone. The green zone status is based on information that CTI received from the Multiemployer Plan and is certified by the Multiemployer Plan’s actuary. Among other factors, plans in the green zone are at least 80 percent funded.

CTI contributes to the Multiemployer Plan under the terms of a collective bargaining agreement that covers certain of its union employees, and which expires May 31, 2020. CTI contributions to the Multiemployer Plan were immaterial for the years ended December 31, 2015 and 2014.

Retirement plan expense, which includes all Company 401(k), profit-sharing, SERP defined contributions and the Multiemployer Plan, amounted to $2.0 million, $2.2 million and $2.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.

The fair values of the Company’s SERP assets as of December 31, 2015 are as follows:

	Quoted Prices in Active Markets	Observable Inputs	Unobservable Inputs
(in thousands)	Level 1	Level 2	Level 3
Equity securities	$1,590	$-	$-
Money market funds	-	25	-
Fixed income	-	213	-
Mutual funds	-	5,391	-
Total	$1,590	$5,629	$-

17.	Related-Party Transactions:

The Company’s Chief Executive Officer owns 50% of an entity that owns one of the Cleveland warehouses and leases it to the Company at a fair market value annual rental of $204 thousand. The lease expires on December 31, 2018 with four five-year renewal options.

Schedule II – Valuation and Qualifying Accounts

(in thousands)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year Ended December 31, 2013
Allowance for doubtful accounts	$1,597	$83	$-	$(161)	$1,519
Tax valuation reserve	$1,200	$98	$-	$-	$1,298

Year Ended December 31, 2014
Allowance for doubtful accounts	$1,519	$467	$-	$(638)	$1,348
Tax valuation reserve	$1,298	$83	$-	$-	$1,381

Year Ended December 31, 2015
Allowance for doubtful accounts	$1,348	$506	$-	$(555)	$1,299
Tax valuation reserve	$1,381	$-	$-	$(351)	$1,030

SUPPLEMENTAL FINANCIAL INFORMATION

(in thousands, except per share data)

2015	1st	2nd	3rd	4th	Year
Net sales	$345,865	$315,251	$276,922	$237,505	$1,175,543
Operating income (loss) (a)	3,345	(24,398)	453	(7,179)	(27,779)
Income (loss) before income taxes	1,751	(25,895)	(1,036)	(8,414)	(33,594)
Net income (loss)	$1,069	$(22,260)	$(598)	$(4,988)	$(26,777)
Basic net income (loss) per share	$0.10	$(1.99)	$(0.05)	$(0.45)	$(2.39)
Weighted average shares outstanding - basic	11,195	11,201	11,203	11,174	11,192
Diluted net income (loss) per share	$0.10	$(1.99)	$(0.05)	$(0.45)	$(2.39)
Weighted average shares outstanding - diluted	11,195	11,201	11,203	11,173	11,192
Market price of common stock: (c)
High	$18.57	$20.93	$17.92	$12.60	$20.93
Low	12.86	10.44	6.40	8.98	6.40

2014	1st	2nd	3rd	4th	Year
Net sales	$346,913	$386,047	$376,617	$326,693	$1,436,270
Operating income (loss) (b)	6,229	7,108	4,117	(26,662)	(9,208)
Income (loss) before income taxes	4,477	5,325	2,495	(28,411)	(16,114)
Net income (loss)	$2,777	$3,494	$1,556	$(26,891)	$(19,064)
Basic net income (loss) per share	$0.25	$0.32	$0.14	$(2.42)	$(1.71)
Weighted average shares outstanding - basic	11,089	11,089	11,120	11,127	11,120
Diluted net income (loss) per share	$0.25	$0.32	$0.14	$(2.42)	$(1.71)
Weighted average shares outstanding - diluted	11,090	11,089	11,120	11,127	11,120
Market price of common stock: (c)
High	$30.95	$29.58	$25.83	$21.39	$30.95
Low	25.84	20.88	20.57	15.75	15.75

(a)

Operating income (loss) includes $3,347 of LIFO income related to the Company's tubular and pipe products segment as well as a $16,451 goodwill impairment charge and a $8,000 intangible asset impairment charge recorded in the second quarter related to the Company's tubular and pipe products segment and a $500 goodwill impairment charge recorded in the fourth quarter related to the specialty metals flat products segment.

(b)	Operating income (loss) includes $365 of LIFO expense and a $23,836 goodwill impairment charge related to the Company's tubular and pipe products segment recorded in the fourth quarter of 2014.
(c)	Represents the high and low sales prices of our common stock as reported by the Nasdaq Global Select Market.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Evaluations required by Rule 13a-15 of the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Annual Report have been carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon such evaluations, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2015 in providing reasonable assurance that information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the rules and forms of the SEC.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

Information required by Item 10 as to the executive officers is provided in Part I of this Annual Report on Form 10-K and is incorporated by reference into this section. Other information required by Item 10 will be incorporated herein by reference to the information set forth in our definitive proxy statement for our 2016 Annual Meeting of Shareholders.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by Item 11 will be incorporated herein by reference to the information set forth in our definitive proxy statement for our 2016 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by Item 12 will be incorporated herein by reference to the information set forth in our definitive proxy statement for our 2016 Annual Meeting of Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by Item 13 will be incorporated herein by reference to the information set forth in our definitive proxy statement for our 2016 Annual Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by Item 14 will be incorporated herein by reference to the information set forth in our definitive proxy statement for our 2016 Annual Meeting of Shareholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) The following financial statements are included in Part II, Item 8:

Report of Independent Registered Public Accounting Firm

Management’s Report on Internal Control Over Financial Reporting

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2015, 2014 and 2013

Consolidated Balance Sheets as of December 31, 2015 and 2014

Consolidated Statements of Cash Flows for the Years Ended December 31, 2015, 2014 and 2013

Supplemental Disclosures of Cash Flow Information for the Years Ended December 31, 2015, 2014 and 2013

Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2015, 2014 and 2013

Notes to Consolidated Financial Statements for the Years Ended December 31, 2015, 2014 and 2013

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

OLYMPIC STEEL, INC.

February 25, 2016	By:	/s/ Richard T. Marabito
Richard T. Marabito,
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated and on the dates indicated.

February 25, 2016	/s/ Michael D. Siegal *
Michael D. Siegal
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

February 25, 2016	/s/ David A. Wolfort *
David A. Wolfort
President, Chief Operating Officer
and Director

February 25, 2016	/s/ Richard T. Marabito *
Richard T. Marabito
Chief Financial Officer (Principal Financial Officer
and Principal Accounting Officer)

February 25, 2016	/s/ Donald R. McNeeley *
Donald R. McNeeley
President of Chicago Tube and Iron and Director

February 25, 2016	/s/ Ralph M. Della Ratta, Jr. *
Ralph M. Della Ratta, Jr., Lead Director

February 25, 2016	/s/ Arthur F. Anton *
Arthur F. Anton, Director

February 25, 2016	/s/ Dirk A. Kempthorne *
Dirk A. Kempthorne, Director

February 25, 2016	/s/ Michael G. Rippey*
Michael G. Rippey, Director

February 25, 2016	/s/ Howard L. Goldstein *
Howard L. Goldstein, Director

* The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to the Powers of Attorney executed by the above-named officers and directors of the Company and filed with the Securities and Exchange Commission on behalf of such officers and directors.

By:	/s/ Richard T. Marabito	February 25, 2016
Richard T. Marabito, Attorney-in-Fact

OLYMPIC STEEL, INC.

INDEX TO EXHIBITS

Exhibit	Description	Reference
2.2

Agreement and Plan of Merger, dated May 18, 2011, by and among OLYAC II, Inc., Olympic Steel, Inc., Chicago Tube and Iron Company, the Stockholders of Chicago Tube and Iron Company listed on Schedule I, and Dr. Donald McNeeley, as the Representative of the Stockholders.

Incorporated by reference to Exhibit 2.2 to Company’s Form 8-K filed with the Commission on May 20, 2011 (Commission File No. 0-23320).
3.1(i)	Amended and Restated Articles of Incorporation	Incorporated by reference to Exhibit 3.1(i) to the Registration Statement on Form S-1 (Registration No. 33-73992) filed with the Commission on January 12, 1994.
3.1(ii)	Amended and Restated Code of Regulations	Incorporated by reference to Exhibit 3.1 to Company’s Form 10-Q filed with the Commission on August 6, 2015 (Commission File No. 0-23320).
4.25

Second Amended and Restated Loan and Security Agreement, dated as of June 30, 2014, by and among the Registrant, the financial institutions from time to time party thereto, Bank of America, N.A., as administrative agent, and the other agents from time to time party thereto.

Incorporated by reference to Exhibit 4.25 to Registrant’s Form 8-K filed with the Commission on July 3, 2014 (Commission File No. 0-23320).
10.1 *	Olympic Steel, Inc. Stock Option Plan	Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 (Registration No. 33-73992) filed with the Commission on January 12, 1994.
10.8 *	Form of Management Retention Agreement for Senior Executive Officers of the Company	Incorporated by reference to Exhibit 10.8 to Registrant's Form 10-Q filed with the Commission on August 7, 2000 (Commission File No. 0-23320).
10.9 *	Form of Management Retention Agreement for Other Officers of the Company	Incorporated by reference to Exhibit 10.9 to Registrant's Form 10-Q filed with the Commission on August 7, 2000 (Commission File No. 0-23320).
10.14 *	Olympic Steel, Inc. Executive Deferred Compensation Plan dated December 15, 2004	Incorporated by reference to Exhibit 10.14 to Registrant’s Form 10-K filed with the Commission on March 14, 2005 (Commission File No. 0-23320).
10.15 *	Form of Non-Solicitation Agreements	Incorporated by reference to Exhibit 10.15 to Registrant’s Form 8-K filed with the Commission on March 4, 2005 (Commission File No. 0-23320).
10.16 *	Form of Management Retention Agreement	Incorporated by reference to Exhibit 10.16 to Registrant’s Form 10-Q filed with the Commission on August 8, 2005 (Commission File No. 0-23320).
10.17 *	Supplemental Executive Retirement Plan Term Sheet	Incorporated by reference to Exhibit 99.1 to Registrant’s Form 8-K filed with the Commission on January 5, 2006 (Commission File No. 0-23320).

Exhibit	Description	Reference
10.20 *	Olympic Steel, Inc. Supplemental Executive Retirement Plan	Incorporated by reference to Exhibit 10.20 to Registrant’s Form 8-K filed with the Commission on April 28, 2006 (Commission File No. 0-23320).
10.21 *	Olympic Steel, Inc. 2007 Omnibus Incentive Plan	Incorporated by reference to Exhibit 10.21 to Registrant’s Form 8-K filed with the Commission on May 3, 2007 (Commission File No. 0-23320).
10.27*	Form of Performance-Earned Restricted Stock Unit (PERS Unit) Agreement for Messrs. Siegal, Wolfort and Marabito.	Incorporated by reference to Exhibit 10.27 to Registrant’s Form 10-Q filed with the Commission on May 5, 2009 (Commission File No. 0-23320).
10.28*	Form of Performance-Earned Restricted Stock Unit (PERS Unit) Agreement for Mr. Manson and Ms. Potash.	Incorporated by reference to Exhibit 10.28 to Registrant’s Form 10-Q filed with the Commission on May 5, 2009 (Commission File No. 0-23320).
10.30 *	Olympic Steel, Inc. Senior Manager Compensation Plan	Incorporated by reference to Exhibit 10.30 to Registrant’s Form 10-Q filed with the Commission on May 6, 2011 (Commission File No. 0-23320).
10.31 *	David A. Wolfort Employment Agreement effective as of January 1, 2016	Incorporated by reference to Exhibit 10.31 to Registrant’s Form 8-K filed with the Commission on December 31, 2015 (Commission File No. 0-23320).
10.32 *	Donald McNeeley Employment Agreement effective as of July 1, 2011	Incorporated by reference to Exhibit 10.32 to Registrant’s Form 10-Q filed with the Commission on November 4, 2011 (Commission File No. 0-23320).
10.33 *	Richard T. Marabito Employment Agreement effective as of November 23, 2011	Incorporated by reference to Exhibit 10.33 to Registrant’s Form 8-K filed with the Commission on November 23, 2011 (Commission File No. 0-23320).
10.34 *	Form of RSU Agreements for Messrs. Siegal, Wolfort and Marabito.	Incorporated by reference to Exhibit 10.34 to Registrant’s Form 10-K filed with the Commission on February 23, 2012 (Commission File No. 0-23320).
10.35 *	Michael D. Siegal Employment Agreement effective as of December 1, 2012	Incorporated by reference to Exhibit 10.35 to Registrant’s Form 8-K filed with the Commission on November 21, 2012 (Commission File No. 0-23320).
10.36 *	Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.	Incorporated by reference to Exhibit 10.36 to Registrant’s Form 8-K filed with the Commission on December 30, 2014 (Commission File No. 0-23320).
10.37*	Amendment to Form of Management Retention Agreement for Senior Executive Officers of the Company	Incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q filed with the Commission on May 1, 2015 (Commission File No. 0-23320).

Exhibit	Description	Reference
21	List of Subsidiaries	Filed herewith
23	Consent of Independent Registered Public Accounting Firm	Filed herewith
24	Directors and Officers Powers of Attorney	Filed herewith
31.1	Certification of the Principal Executive Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of the Principal Financial Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Written Statement of Michael D. Siegal, Chairman and Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Written Statement of Richard T. Marabito, Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*      This exhibit is a management contract or compensatory plan or arrangement.