Form 10-Q
period 2016-03-31
OLYMPIC STEEL INC
filed 2016-04-29
CIK 917470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

( X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer ( )	Accelerated filer (X)
Non-accelerated filer ( )	Smaller reporting company ( )
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined Rule 12b-2 of the Exchange Act). Yes ( ) No (X)

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding as of April 29, 2016
Common stock, without par value	10,959,293

Olympic Steel, Inc.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Olympic Steel, Inc.

Consolidated Balance Sheets

(in thousands)

	As of
	March 31, 2016	December 31, 2015
	(unaudited)	(audited)
Assets
Cash and cash equivalents	$2,430	$1,604
Accounts receivable, net	114,702	92,877
Inventories, net (includes LIFO debit of $6,555 as of March 31, 2016 and December 31, 2015)	189,814	206,645
Prepaid expenses and other	7,847	7,820
Total current assets	314,793	308,946
Property and equipment, at cost	371,886	372,129
Accumulated depreciation	(208,461)	(205,591)
Net property and equipment	163,425	166,538
Intangible assets, net	24,535	24,757
Other long-term assets	14,892	13,229
Total assets	$517,645	$513,470

Liabilities
Current portion of long-term debt	$2,690	$2,690
Accounts payable	56,038	55,685
Accrued payroll	8,278	6,884
Other accrued liabilities	14,613	11,801
Total current liabilities	81,619	77,060
Credit facility revolver	145,214	145,800
Other long-term liabilities	12,792	11,419
Deferred income taxes	23,443	24,496
Total liabilities	263,068	258,775
Shareholders' Equity
Preferred stock	-	-
Common stock	128,949	128,129
Treasury stock	(699)	(699)
Accumulated other comprehensive loss	(23)	(70)
Retained earnings	126,350	127,335
Total shareholders' equity	254,577	254,695
Total liabilities and shareholders' equity	$517,645	$513,470

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Consolidated Statements of Comprehensive Income

For the Three Months Ended March 31,

(in thousands, except per share data)

	2016	2015
	(unaudited)
Net sales	$258,349	$345,865
Costs and expenses
Cost of materials sold (excludes items shown seperately below)	199,820	279,939
Warehouse and processing	20,492	22,537
Administrative and general	16,040	17,330
Distribution	9,207	9,301
Selling	5,687	5,891
Occupancy	2,337	2,710
Depreciation	4,509	4,590
Amortization	222	222
Total costs and expenses	258,314	342,520
Operating income	35	3,345
Other income (loss), net	(5)	(31)
Income before interest and income taxes	30	3,314
Interest and other expense on debt	1,285	1,563
Income (loss) before income taxes	(1,255)	1,751
Income tax provision (benefit)	(488)	682
Net income (loss)	$(767)	$1,069
Net gain (loss) on cash flow hedges, net of tax of $30 at March 31, 2016 and $397 at March 31, 2015.	48	(636)
Total comprehensive income (loss)	$(719)	$433

Earnings per share:
Net income (loss) per share - basic	$(0.07)	$0.10
Weighted average shares outstanding - basic	11,182	11,195
Net income (loss) per share - diluted	$(0.07)	$0.10
Weighted average shares outstanding - diluted	11,182	11,195

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Consolidated Statements of Cash Flows

For the Three Months Ended March 31,

(in thousands)

	2016	2015
	(unaudited)
Cash flows from (used for) operating activities:
Net income (loss)	$(767)	$1,069
Adjustments to reconcile net income to net cash from (used for) operating activities -
Depreciation and amortization	4,960	5,007
Gain on disposition of property and equipment	(160)	-
Stock-based compensation	797	953
Other long-term assets	(1,857)	(230)
Other long-term liabilities	367	(3,783)
	3,340	3,016
Changes in working capital:
Accounts receivable	(21,825)	(27,673)
Inventories	16,831	30,842
Prepaid expenses and other	(62)	5,075
Accounts payable	764	1,091
Change in outstanding checks	(411)	4,964
Accrued payroll and other accrued liabilities	4,208	(2,747)
	(495)	11,552
Net cash from operating activities	2,845	14,568

Cash flows from (used for) investing activities:
Capital expenditures	(1,396)	(1,691)
Proceeds from disposition of property and equipment	160	-
Net cash used for investing activities	(1,236)	(1,691)

Cash flows from (used for) financing activities:
Credit facility revolver borrowings	57,188	112,410
Credit facility revolver repayments	(57,775)	(122,400)
Proceeds from exercise of stock options (including tax benefits) and employee stock purchases	23	9
Dividends paid	(219)	(220)
Net cash used for financing activities	(783)	(10,201)

Cash and cash equivalents:
Net change	826	2,676
Beginning balance	1,604	2,238
Ending balance	$2,430	$4,914

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Supplemental Disclosures of Cash Flow Information

For the Three Months Ended March, 31

(in thousands)

	2016	2015
	(unaudited)

Interest paid	$1,026	$1,413
Income taxes paid	$3	$39

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Notes to Unaudited Consolidated Financial Statements

March 31, 2016

1.	Basis of Presentation:

The accompanying consolidated financial statements have been prepared from the financial records of Olympic Steel, Inc. and its wholly-owned subsidiaries (collectively, Olympic or the Company), without audit and reflect all normal and recurring adjustments which are, in the opinion of management, necessary to fairly state the results of the interim periods covered by this report. Year-to-date results are not necessarily indicative of 2016 annual results and these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. All intercompany transactions and balances have been eliminated in consolidation.

The Company operates in three reportable segments; carbon flat products, specialty metals flat products, and tubular and pipe products. Through its carbon flat products segment, the Company sells and distributes large volumes of processed carbon and coated flat-rolled sheet, coil and plate products. Through its specialty metals flat products segment, the Company sells and distributes processed aluminum and stainless flat-rolled sheet and coil products, flat bar products and fabricated parts. Through its tubular and pipe products segment, the Company distributes metal tubing, pipe, bar, valve and fittings and fabricates pressure parts supplied to various industrial markets.

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

Accounts receivable are presented net of allowances for doubtful accounts and unissued credits of $2.2 million as of March 31, 2016 and $3.1 million as of December 31, 2015. The allowance for doubtful accounts is maintained at a level considered appropriate based on historical experience and specific customer collection issues that have been identified. Estimations are based upon a calculated percentage of accounts receivable, which remains fairly level from year to year, and judgments about the probable effects of economic conditions on certain customers, which can fluctuate significantly from year to year. The Company cannot guarantee that the rate of future credit losses will be similar to past experience. The Company considers all available information when assessing the adequacy of its allowance for doubtful accounts and unissued credits each quarter.

3.	Inventories:

Inventories consisted of the following:

	Inventory as of
(in thousands)	March 31, 2016	December 31, 2015
Unprocessed	$151,019	$163,942
Processed and finished	38,795	42,703
Totals	$189,814	$206,645

The Company values certain of its tubular and pipe products inventory at the last-in, first-out (LIFO) method. At March 31, 2016 and December 31, 2015, approximately $40.8 million, or 21.5% of consolidated inventory, and $42.7 million, or 20.7% of consolidated inventory, respectively, was reported under the LIFO method of accounting. The cost of the remainder of the tubular and pipe products inventory is determined using a weighted average rolling first-in, first-out (FIFO) method.

During the three months ended March 31, 2016, the Company did not record an adjustment to LIFO inventory as the current projections anticipate comparative levels and pricing of inventory for the remainder of the year. During the three months ended March 31, 2015, the Company recorded $250 thousand of LIFO income.

If the FIFO method had been in use, inventories would have been $6.6 million lower than reported at March 31, 2016 and December 31, 2015.

4.	Debt:

The Company’s debt is comprised of the following components:

	As of
	March 31,	December 31,
(in thousands)	2016	2015
Asset-based revolving credit facility due June 30, 2019	$145,214	$145,800
Industrial revenue bond due April 1, 2018	2,690	2,690
Total debt	147,904	148,490
Less current amount	(2,690)	(2,690)
Total long-term debt	$145,214	$145,800

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

The ABL Credit Facility requires the Company to comply with various covenants, the most significant of which include: (i) until maturity of the ABL Credit Facility, if any commitments or obligations are outstanding and the Company’s availability is less than the greater of $30 million or 10.0% of the aggregate amount of revolver commitments ($36.5 million at March 31, 2016), then the Company must maintain a ratio of EBITDA minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00 for the most recent twelve fiscal month period; (ii) limitations on dividend payments and common stock repurchases; and (iii) restrictions on additional indebtedness. The Company has the option to borrow under its revolver based on the agent’s base rate plus a premium ranging from 0.00% to 0.25% or the London Interbank Offered Rate (LIBOR) plus a premium ranging from 1.25% to 3.00%.

As of March 31, 2016, the Company was in compliance with its covenants and had approximately $93 million of availability under the ABL Credit Facility.

As of March 31, 2016, $2.6 million of bank financing fees were included in “Prepaid expenses and other” and “Other long-term assets” on the accompanying Consolidated Balance Sheets. The financing fees are being amortized over the five-year term of the ABL Credit facility and are included in “Interest and other expense on debt” on the accompanying Consolidated Statements of Comprehensive Income.

In June 2012, the Company entered into a forward starting fixed rate interest rate hedge that commenced June 2013, in order to eliminate the variability of cash interest payments on $53.2 million of then outstanding LIBOR-based borrowings under the ABL Credit Facility. The hedge matures on June 1, 2016 and the notional amount is reduced monthly by $729 thousand. The hedged balance as of March 31, 2016 was $28.4 million. The interest rate hedge fixed the rate at 1.21% plus a premium ranging from 1.25% to 1.75%. Although the Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate hedge agreement, the Company anticipates performance by the counterparties.

As part of the Chicago Tube and Iron (CTI) acquisition in July 2011, the Company assumed approximately $5.9 million of Industrial Revenue Bond (IRB) indebtedness issued through the Stanly County, North Carolina Industrial Revenue and Pollution Control Authority. The bond matures in April 2018, with the option to provide principal payments annually on April 1st. On April 1, 2016, the Company paid an optional principal payment of $865 thousand. Since the IRB is remarketed annually, it is included in “Current portion of long-term debt” on the accompanying Consolidated Balance Sheets. Interest is payable monthly, with a variable rate that resets weekly. As a security for payment of the bonds, the Company obtained a direct pay letter of credit issued by JPMorgan Chase Bank, N.A. The letter of credit reduces annually by the principal reduction amount. The interest rate at March 31, 2016 was 0.6% for the IRB debt.

CTI entered into an interest rate swap agreement to reduce the impact of changes in interest rates on the above IRB. At March 31, 2016, the effect of the swap agreement on the bond was to fix the rate at 3.46%. The swap agreement matures in April 2018, and is reduced annually by the amount of the optional principal payments on the bond. The Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap agreement. However, the Company does not anticipate nonperformance by the counterparties.

5.	Derivative Instruments:

Metals swaps and embedded customer derivatives

During 2016 and 2015, the Company entered into nickel swaps indexed to the London Metal Exchange (LME) price of nickel with third-party brokers. The nickel swaps are accounted for as derivatives for accounting purposes. The Company entered into them to mitigate its customers’ risk of volatility in the price of metals. The outstanding nickel swaps have one to eight months remaining. The swaps are settled with the brokers at maturity. The economic benefit or loss arising from the changes in fair value of the swaps is contractually passed through to the customer. The primary risk associated with the metals swaps is the ability of customers or third-party brokers to honor their agreements with the Company related to derivative instruments. If the customer or third-party brokers are unable to honor their agreements, the Company’s risk of loss is the fair value of the metals swaps.

While these derivatives are intended to help the Company manage risk, they have not been designated as hedging instruments. The periodic changes in fair value of the metals and embedded customer derivative instruments are included in “Cost of materials sold” in the Consolidated Statements of Comprehensive Income. The Company recognizes derivative positions with both the customer and the third party for the derivatives and classifies cash settlement amounts associated with them as part of “Cost of materials sold” in the Consolidated Statements of Comprehensive Income. The cumulative change in fair value of the metals swaps that have not yet been settled are included in “Other accrued liabilities”, and the embedded customer derivatives are included in “Accounts receivable, net” on the Consolidated Balance Sheets at March 31, 2016 and December 31, 2015.

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

Fixed rate interest rate hedge

In June 2012, the Company entered into a forward starting fixed rate interest rate hedge commencing July 2013 in order to eliminate the variability of cash interest payments on $53.2 million of the outstanding LIBOR-based borrowings under the ABL Credit Facility. The hedged balance as of March 31, 2016 was $28.4 million. The hedge matures on June 1, 2016 and the notional amount is reduced monthly by $729 thousand. The interest rate hedge fixed the rate at 1.21% plus a premium ranging from 1.25% to 1.75%. Although the Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate hedge agreement, the Company anticipates performance by the counterparties. The fixed rate interest rate hedge is accounted for as a cash flow hedging instrument for accounting purposes.

There was no net impact from the nickel swaps or embedded customer derivative agreements to the Company’s Consolidated Statements of Comprehensive Income for the three months ended March 31, 2016 and 2015. The table below shows the total impact to the Company’s Consolidated Statements of Comprehensive Income through net income of the derivatives for the three months ended March 31, 2016 and 2015.

	Net Loss Recognized
	For the Three Months Ended March 31,
(in thousands)	2016	2015
Interest rate swap (CTI)	$(20)	$(17)
Fixed interest rate swap (ABL)	(61)	(99)
Metals swaps	(76)	(1,117)
Embedded customer derivatives	76	1,117
Total loss	$(81)	$(116)

6.	Fair Value of Financial Instruments:

During the three months ended March 31, 2016, there were no transfers of financial assets between Levels 1, 2 or 3 fair value measurements. There have been no changes in the methodologies used at March 31, 2016 since December 31, 2015. Following is a description of the valuation methodologies used for assets and liabilities measured at fair value as of March 31, 2016 and December 31, 2015:

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

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company:

	Value of Items Recorded at Fair Value
	As of March 31, 2016
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Embedded customer derivative	$-	$204	$-	$204
Total assets at fair value	$-	$204	$-	$204

Liabilities:
Metals swaps	$-	$204	$-	$204
Interest rate swap (CTI)	-	82	-	82
Fixed interest rate swap (ABL)	-	37	-	37
Total liabilities recorded at fair value	$-	$323	$-	$323

	Value of Items Not Recorded at Fair Value
	As of March 31, 2016
(in thousands)	Level 1	Level 2	Level 3	Total
Liabilities:
IRB	$2,690	$-	$-	$2,690
Revolver	-	145,214	-	145,214
Total liabilities not recorded at fair value	$2,690	$145,214	$-	$147,904

The value of the items not recorded at fair value represent the carrying value of the liabilities.

	Value of Items Recorded at Fair Value
	As of December 31, 2015
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Embedded customer derivative	$-	$384	$-	$384
Total assets at fair value	$-	$384	$-	$384

Liabilities:
Metals swaps	$-	$384	$-	$384
Interest rate swap (CTI)	-	102	-	102
Fixed interest rate swap (ABL)	-	114	-	114
Total liabilities recorded at fair value	$-	$600	$-	$600

	Value of Items Not Recorded at Fair Value
	As of December 31, 2015
(in thousands)	Level 1	Level 2	Level 3	Total
Liabilities:
IRB	$2,690	$-	$-	$2,690
Revolver	-	145,800	-	145,800
Total liabilities not recorded at fair value	$2,690	$145,800	$-	$148,490

The value of the items not recorded at fair value represent the carrying value of the liabilities.

The fair value of the IRB is determined using Level 1 inputs. The carrying value and the fair value of the IRB that qualify as financial instruments were $2.7 million at both March 31, 2016 and December 31, 2015.

The fair value of the revolver is determined using Level 2 inputs. The Level 2 fair value of the Company's long-term debt was estimated using prevailing market interest rates on debt with similar credit worthiness, terms and maturities.

7.	Equity Plans:

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

On March 1, 2015, the Compensation Committee of the Company’s Board of Directors approved the grant of 4,639 restricted stock units (RSUs), respectively, to each non-employee Director. Subject to the terms of the Plan and the RSU agreement, the RSUs vest after one year of service (from the date of grant). The RSUs are not converted into shares of common stock until the director either resigns or is terminated from the Board of Directors.

The fair value of each RSU was estimated to be the closing price of the Company’s common stock on the date of the grant, which was $15.09 on March 1, 2015.

The Company’s Senior Management Compensation Program includes an equity component in order to encourage more ownership of common stock by the senior management. The Senior Management Compensation Program imposes stock ownership requirements upon the participants. Each participant is required to own at least 750 shares of common stock for each year that the participant participates in the Senior Management Compensation Program. Any participant that fails to meet the stock ownership requirements will be ineligible to receive any equity awards under the Company’s equity compensation plans, including the Plan, until the participant satisfies the ownership requirements. To assist participants in meeting the stock ownership requirements, on an annual basis, if a participant purchases 500 shares of common stock on the open market, the Company will award that participant 250 shares of common stock. During the three months ended March 31, 2016 and 2015, the Company matched 2,500 and 6,500 shares, respectively. Additionally, any participant who continues to comply with the stock ownership requirements as of the five-year, 10-year, 15-year, 20-year and 25-year anniversaries of the participant’s participation in the Senior Management Compensation Program will receive a restricted stock unit award with a dollar value of $25 thousand, $50 thousand, $75 thousand, $100 thousand and $100 thousand, respectively. Restricted stock unit awards will convert into the right to receive shares of common stock upon a participant’s retirement, or earlier upon the participant’s death or disability or upon a change in control of the Company.

Stock-based compensation expense recognized on RSUs for the three months ended March 31, 2016 and 2015, respectively, is summarized in the following table:

	For the Three Months Ended
	March 31,
(in thousands, except per share data)	2016	2015
RSU expense before taxes	$239	$231
RSU expense after taxes	$146	$141

All pre-tax charges related to RSUs were included in the caption “Administrative and general” on the accompanying Consolidated Statements of Comprehensive Income.

The following table summarizes the activity related to RSUs for the three months ended March 31, 2016:

			Aggregate
	Number of	Weighted Average	Intrinsic Value
	Shares	Granted Price	(in thousands)
Outstanding at December 31, 2015	287,894	$22.39
Granted	92,077	10.88
Converted into shares	-	-
Forfeited	-	-
Outstanding at March 31, 2016	379,971	$19.60	$788
Vested at March 31, 2016	367,750	$19.48	$788

No RSUs were converted into shares during the three months ended March 31, 2016. During the three months ended March 31, 2015, 1,582 RSUs were converted into shares.

8.	Income Taxes:

For the three months ended March 31, 2016, the Company recorded an income tax benefit of $488 thousand, or 38.9%, compared to an income tax provision of $682 thousand, or 38.9%, for the three months ended March 31, 2015.

Our tax benefit or provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment.

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

9.	Shares Outstanding and Earnings Per Share:

Earnings per share have been calculated based on the weighted average number of shares outstanding as set forth below:

	For the Three Months Ended
	March 31,
(in thousands, except per share data)	2016	2015
Weighted average basic shares outstanding	11,182	11,195
Assumed exercise of stock options and issuance of stock awards	-	-
Weighted average diluted shares outstanding	11,182	11,195
Net income (loss)	$(767)	$1,069
Basic earnings (loss) per share	$(0.07)	$0.10
Diluted earnings (loss) per share	$(0.07)	$0.10
Anti-dilutive securities outstanding	147	283

10.	Segment Information:

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

The Company operates in three reportable segments; carbon flat products, specialty metals flat products, and tubular and pipe products. Through its carbon flat products segment, the Company sells and distributes large volumes of processed carbon and coated flat-rolled sheet, coil and plate products. Through its specialty metals flat products segment, the Company sells and distributes processed aluminum and stainless flat-rolled sheet and coil products, flat bar products and fabricated parts. Through its tubular and pipe products segment, the Company distributes metal tubing, pipe, bar, valve and fittings and fabricates pressure parts supplied to various industrial markets.

Corporate expenses are reported as a separate line item for segment reporting purposes. Corporate expenses include the unallocated expenses related to managing the entire Company (i.e., all three segments), including payroll expenses for certain personnel, expenses related to being a publicly traded entity such as board of directors expenses, audit expenses, and various other professional fees.

The following table provides financial information by segment and reconciles the Company’s operating income by segment to the consolidated income before income taxes for the three months ended March 31, 2016 and 2015.

	For the Three Months Ended
	March 31,
(in thousands)	2016	2015
Net sales
Carbon flat products	$161,434	$228,545
Specialty metals flat products	45,830	52,631
Tubular and pipe products	51,085	64,689
Total net sales	$258,349	$345,865

Depreciation and amortization
Carbon flat products	$2,954	$3,161
Specialty metals flat products	193	160
Tubular and pipe products	1,559	1,466
Corporate	25	25
Total depreciation and amortization	$4,731	$4,812

Operating income (loss)
Carbon flat products	$(2,178)	$470
Specialty metals flat products	1,756	590
Tubular and pipe products	2,243	4,254
Corporate expenses	(1,786)	(1,969)
Total operating income	$35	$3,345
Other income (loss), net	(5)	(31)
Income before interest and income taxes	30	3,314
Interest and other expense on debt	1,285	1,563
Income (loss) before income taxes	$(1,255)	$1,751

	For the Three Months Ended
	March 31,
(in thousands)	2016	2015
Capital expenditures
Flat products segments	$1,234	$1,188
Tubular and pipe products	162	503
Corporate	-	-
Total capital expenditures	$1,396	$1,691

	As of
	March 31,	December 31,
(in thouands)	2016	2015
Assets
Flat products segments	$324,344	$329,885
Tubular and pipe products	192,870	183,129
Corporate	431	456
Total assets	$517,645	$513,470

There were no material revenue transactions between the carbon flat products, specialty metals products, and tubular and pipe products segments.

The Company sells certain products internationally, primarily in Canada, Puerto Rico and Mexico. International sales are immaterial to the consolidated financial results and to the individual segments’ results.

11.	Recently Issued Accounting Updates:

In February 2016, the Financial Accounting Standards Board (FASB), issued Accounting Standards Update (ASU) No. 2016-02, “Leases”, which specifies the accounting for leases. The objective is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing and uncertainty of cash flows arising from a lease. This ASU introduces the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. The guidance will be effective for annual reporting periods beginning after December 15, 2018 and interim periods within those fiscal years with early adoption permitted. We are in the process of evaluating the impact of the future adoption of this standard on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting”. This ASU is part of the FASB’s Simplification Initiative and has been issued to reduce complexity in the presentation of employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance will be effective for annual reporting periods beginning after December 15, 2016 and interim periods within those fiscal years with early adoption permitted. We are evaluating the impact of the future adoption of this standard on our consolidated financial statements.

In November, 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes.” This ASU is part of the FASB’s Simplification Initiative and has been issued to reduce complexity in the presentation of deferred taxes. This new guidance eliminates the requirement for entities that present a classified statement of financial position to classify deferred tax assets and liabilities as current and noncurrent, and instead require that they classify all deferred tax assets and liabilities as noncurrent. As a result, each jurisdiction will now only have one net noncurrent deferred tax asset or liability. However, the guidance does not change the existing requirement that only permits offsetting within a jurisdiction. Companies are still prohibited from offsetting deferred tax liabilities from one jurisdiction against deferred tax assets of another jurisdiction. This ASU is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted. The guidance may be applied either prospectively, for all deferred tax assets and liabilities, or retrospectively (i.e., by reclassifying the comparative balance sheet). If applied prospectively, entities are required to include a statement that prior periods were not retrospectively adjusted. If applied retrospectively, entities are also required to include quantitative information about the effects of the change on prior periods. The prospective adoption of this guidance on January 1, 2016 did not have a material impact on the Company’s consolidated financial statements and the prior periods were not retrospectively adjusted.

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” This ASU is part of the FASB’s Simplification Initiative and has been issued to reduce the complexity in the presentation of debt issuance costs. This new guidance requires companies to present debt issuance costs the same way they currently present debt discounts, as a direct deduction from the carrying value of that debt liability. The guidance is limited to simplifying the presentation of debt issuance costs and does not impact the recognition and measurement guidance for debt issuance costs. This ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted. The amendments of ASU No. 2015-03 must be applied retrospectively, where the balance sheet of each presented individual period is adjusted to indicate the period-specific impact of using the new guidance. The FASB considered that because both debt issuance costs and debt discounts are amortized using the effective interest method, there would be no effect on the income statement upon adoption of the amendments. The adoption of this guidance on January 1, 2016 did not have an impact on the Company’s consolidated financial statements because it does not apply to revolving credit agreements.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and accompanying notes contained herein and our consolidated financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2015. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed under Item 1A (Risk Factors) in our Annual Report on Form 10-K for the year ended December 31, 2015. The following section is qualified in its entirety by the more detailed information, including our financial statements and the notes thereto, which appear elsewhere in this Quarterly Report on Form 10-Q.

Forward-Looking Information

This Quarterly Report on Form 10-Q and other documents we file with the SEC contain various forward-looking statements that are based on current expectations, estimates, forecasts and projections about our future performance, business, our beliefs and management’s assumptions. In addition, we, or others on our behalf, may make forward-looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, conferences, webcasts, phone calls and conference calls. Words such as “may,” “will,” “anticipate,” “should,” “intend,” “expect,” “believe,” “estimate,” “project,” “plan,” “potential,” and “continue,” as well as the negative of these terms or similar expressions, are intended to identify forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those implied by such statements including, but not limited to:

●	general and global business, economic, financial and political conditions;
●	competitive factors such as the availability, global production levels and pricing of metals, industry shipping and inventory levels and rapid fluctuations in customer demand and metals pricing;
●	cyclicality and volatility within the metals industry;
●	the strengthening of the U.S. dollar and the related impact on foreign steel pricing, U.S. exports, and foreign imports to the United States;
●	the levels of imported steel in the United States;
●	the availability and costs of transportation and logistical services;
●

the successes of our strategic efforts and initiatives to increase sales volumes, maintain or improve working capital turnover and free cash flows, improve our customer service, and achieve cost savings, including our internal program to improve earnings;

●	our ability to generate free cash flow through operations and limited future capital expenditures, reduce inventory and repay debt within anticipated time frames;
●	events or circumstances that could impair or adversely impact the carrying value of any of our assets;
●	risks and uncertainties associated with intangible assets, including additional impairment charges related to indefinite lived intangible assets;
●	events or circumstances that could adversely impact the successful operation of our processing equipment and operations;
●	the amounts, successes and our ability to continue our capital investments and strategic growth initiatives, including our business information system implementations;
●	the successes of our operational excellence initiatives to improve our operating, cultural and management systems and reduce our costs;
●	the ability to comply with the terms of our asset-based credit facility;
●	the ability of our customers and third parties to honor their agreements related to derivative instruments;
●	customer, supplier and competitor consolidation, bankruptcy or insolvency;
●	reduced production schedules, layoffs or work stoppages by our own, our suppliers’ or customers’ personnel;
●	the impacts of union organizing activities and the success of union contract renewals;
●	the timing and outcomes of inventory lower of cost or market adjustments and last-in, first-out, or LIFO, income, especially during periods of declining market pricing;
●	the ability of our customers (especially those that may be highly leveraged, and those with inadequate liquidity) to maintain their credit availability;
●

the inflation or deflation existing within the metals industry, as well as our product mix and inventory levels on hand, which can impact our cost of materials sold as a result of the fluctuations in the LIFO inventory valuation;

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

At March 31, 2016, we employed approximately 1,716 people. Approximately 311 of the hourly plant personnel at the facilities listed below are represented by nine separate collective bargaining units. The table below shows the expiration dates of the collective bargaining agreements.

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

Reportable Segments

The Company operates in three reportable segments; carbon flat products, specialty metals flat products and tubular and pipe products. The flat products segments’ assets and resources are shared by the carbon and specialty metals segments and both segments’ products are stored in shared facilities and processed on shared equipment. As such, total assets and capital expenditures are reported in the aggregate for the flat products segments. Due to the shared assets and resources, certain of the flat products segment expenses are allocated between the carbon flat products segment and the specialty metals flat products segment based upon an established allocation methodology.

We follow the accounting guidance that requires the utilization of a “management approach” to define and report the financial results of operating segments. The management approach defines operating segments along the lines used by the chief operating decision maker, or CODM, to assess performance and make operating and resource allocation decisions. Our CODM evaluates performance and allocates resources based primarily on operating income. Our operating segments are based on internal management reporting.

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

Tubular and pipe products

The tubular and pipe products segment consists of the Chicago Tube and Iron, or CTI, business, acquired in 2011. Through our tubular and pipe products segment, we distribute metal tubing, pipe, bar, valve and fittings and fabricate pressure parts supplied to various industrial markets. Founded in 1914, CTI operates from nine locations in the midwestern and southeastern United States. The tubular and pipe products segment distributes its products primarily through a direct sales force.

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

Results of Operations

The metals industry experienced a significant decline in the price of metals during 2015 as a result of the strengthened U.S. dollar, a historically high level of imported materials arriving in the United States, low raw material costs to produce metals and a global oversupply of metals. The price of hot-rolled carbon flat steel decreased approximately 41% during 2015. Similarly, the price of stainless steel and aluminum decreased during 2015. During the first quarter of 2016, metals prices increased. The price of hot-rolled carbon flat steel increased approximately 19% over the December 2015 price during the first quarter of 2016. Although the price of hot-rolled carbon flat steel sequentially increased in the first quarter of 2016, the average price during the quarter was still 19% lower than the average price of hot-rolled carbon flat steel during the first quarter of 2015. Industry demand has also softened in the first quarter of 2016 compared to 2015 as evidenced by lower year over year shipments by metals service centers in the United States. Lower industry demand and pricing negatively impacted our first quarter 2016 net sales and earnings as compared to the first quarter of 2015. Net sales and earnings improved as the first quarter progressed, and we expect this trend to continue into the second quarter of 2016.

Consolidated Operations

The following table presents consolidated operating results for the periods indicated (dollars are shown in thousands):

	For the Three Months Ended March 31,
	2016		2015
	$	% of net sales	$	% of net sales
Net sales	$258,349	100.0	$345,865	100.0
Cost of materials sold (a)	199,820	77.3	279,939	80.9
Gross profit (b)	58,529	22.7	65,926	19.1
Operating expenses (c)	58,494	22.7	62,581	18.1
Operating income	35	0.0	3,345	1.0
Other income (loss), net	(5)	-	(31)	-
Interest and other expense on debt	1,285	0.5	1,563	0.5
Income (loss) before income taxes	(1,255)	(0.5)	1,751	0.5
Income taxes	(488)	(0.2)	682	0.2
Net income (loss)	$(767)	(0.3)	$1,069	0.3

(a)	Includes $250 of LIFO income for 2015. There was no LIFO impact recorded in the first quarter of 2016.
(b)	Gross profit is calculated as net sales less the cost of materials sold.
(c)	Operating expenses are calculated as total costs and expenses from the Statement of Comprehensive Income less the cost of materials sold.

Net sales decreased 25.3% to $258.3 million in the first quarter of 2016 from $345.9 million in the first quarter of 2015. Carbon flat products net sales were 62.5% of total net sales in the first quarter of 2016 compared to 66.1% of total net sales in the first quarter of 2015. Specialty metals products net sales were 17.7% of total net sales in the first quarter of 2016 compared to 15.2% of total net sales in the first quarter of 2015. Tubular and pipe products net sales were 19.8% of total net sales in the first quarter of 2016 compared to 18.7% of total net sales in the first quarter of 2015. The decrease in net sales was due to a 2.8% decrease in sales volume and a 23.2% decrease in average selling prices during the first quarter of 2016 compared to the first quarter of 2015. Sales volumes decreased in the carbon flat products and tubular and pipe products segments and increased in the specialty metals flat products segment during the first quarter of 2016 compared to the first quarter of 2015. Average direct selling prices decreased in all segments during the first quarter of 2016 compared to the first quarter of 2015 as a result of year over year lower market pricing for metals.

Cost of materials sold decreased 28.6% to $199.8 million in the first quarter of 2016 from $279.9 million in the first quarter of 2015. The decrease in cost of materials sold in the first quarter of 2016 is primarily related to lower metals pricing discussed above as well as the 2.8% decrease in sales volume.

As a percentage of net sales, gross profit (as defined in footnote (b) in the table above) increased to 22.7% in the first quarter of 2016 compared to 19.1% in the first quarter of 2015. The increase in the gross profit percentage is a result of metals prices sequentially increasing during the first quarter of 2016 compared to the fourth quarter of 2015, while our average cost of inventory contained lower-costed metal as we historically hold approximately three months of material in inventory. This compares to the declining metals pricing environment during the first quarter of 2015, when the average cost of inventory contained higher-costed metal.

Operating expenses in the first quarter of 2016 decreased $4.1 million, or 6.5%, to $58.5 million from $62.6 million in the first quarter of 2015. As a percentage of net sales, operating expenses increased to 22.7% for the first quarter of 2016 from 18.1% in the comparable 2015 period due to the decrease in net sales during the first quarter of 2016. Operating expenses in the flat products segment decreased $2.7 million, operating expenses in the specialty metals products segment increased $0.4 million, operating expenses in the tubular and pipe products segment decreased $1.6 million and Corporate expenses decreased $0.2 million. Operating expenses decreased in all categories as reported on the Company’s Consolidated Statements of Comprehensive Income, as we continue to execute on the profit improvement plan initiated in 2015. Variable operating expenses, such as distribution and warehouse and processing, decreased $2.1 million, or 6.7%, as a result of the 2.8% first quarter 2016 volume decrease, reductions in labor and personnel expenses and reduced warehouse consumables expenses. Occupancy expenses decreased $0.4 million, or 13.8%, as a result of operating with less warehouse space and lower utility and maintenance expenses. Selling expenses decreased $0.2 million, or 3.5%, as a result of lower bad debt expense. Administrative and general expenses decreased by $1.3 million, or 7.4%, primarily related to reductions in labor and personnel expenses, centralization of certain administrative functions, and lower variable based incentive compensation.

Interest and other expense on debt totaled $1.3 million, or 0.5% of net sales, for the first quarter of 2016 compared to $1.6 million, or 0.5% of net sales, for the first quarter of 2015. Our effective borrowing rate, exclusive of deferred financing fees and commitment fees, was 2.5% for the first three months of 2016 compared to 2.1% for the first three months of 2015.

For the first quarter of 2016, loss before income taxes totaled $1.3 million compared to income before income taxes of $1.8 million in the first quarter of 2015.

An income tax benefit of 38.9% was recorded for the first quarter of 2016, compared to an income tax provision of 38.9% for the first quarter of 2015. Our tax benefit or provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items that are taken into account in the relevant period. Each quarter, we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment. We expect our effective tax rate to approximate 38% to 40% on an annual basis in 2016.

Net loss for the first quarter of 2016 totaled $0.8 million or $0.07 per basic and diluted share, compared to net income of $1.1 million or $0.10 per basic and diluted share for the first quarter of 2015.

Segment Operations

Carbon flat products

The following table presents selected operating results for our carbon flat products segment for the three months ended March 31, 2016 and 2015 (dollars are shown in thousands, except for per ton information):

	For the Three Months Ended March 31,
	2016		2015
		% of net sales		% of net sales
Direct tons sold	244,499		247,958
Toll tons sold	22,351		27,740
Total tons sold	266,850		275,698

Net sales	$161,434	100.0	$228,545	100.0
Average selling price per ton	605		829
Cost of materials sold	126,527	78.4	188,277	82.4
Gross profit (a)	34,907	21.6	40,268	17.6
Operating expenses (b)	37,085	23.0	39,798	17.4
Operating income (loss)	$(2,178)	(1.3)	$470	0.2

(a)	Gross profit is calculated as net sales less the cost of materials sold.
(b)	Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Tons sold by our flat products segment decreased 3.2% to 267 thousand in the first quarter of 2016 from 276 thousand in the first quarter of 2015. The decrease in tons sold is due to decreased customer demand and lower industry-wide shipments in the first quarter of 2016 compared to the first quarter of 2015.

Net sales in our carbon flat products segment decreased $67.1 million, or 29.4%, to $161.4 million in the first quarter of 2016 from $228.5 million in the first quarter of 2015. The decrease in sales was due to a 27.0% decrease in the average selling prices during the first quarter of 2016 compared to the first quarter of 2015 as well as a 3.2% decrease in sales volume. Average selling prices in the first quarter of 2016 were $605 per ton, compared with $829 per ton in the first quarter of 2015 and $658 per ton in the fourth quarter of 2015. The decrease in the average selling price is a result of the market pricing dynamics discussed in the overview of Results of Operations above.

Cost of materials sold decreased $61.9 million, or 32.8%, to $126.5 million in the first quarter of 2016 from $188.4 million in the first quarter of 2015. The decrease was due to lower pricing and shipments discussed above, which decreased the average cost of goods sold per ton by 30.6% in the first quarter of 2016 compared to the same period in 2015.

As a percentage of net sales, gross profit (as defined in footnote (a) in the table above) increased to 21.6% in the first quarter of 2016 compared to 17.6% in the first quarter of 2015.    The increase in gross profit percentage in 2016 was primarily due to the cost of materials sold decreasing more than selling prices. Gross profit per ton decreased $15 per ton to $131 per ton in the first quarter of 2016 from $146 per ton in the first quarter of 2015.

Operating expenses in the first quarter of 2016 decreased $2.7 million, or 6.8%, to $37.1 million from $39.8 million in the first quarter of 2015. Variable operating expenses, such as distribution and warehouse and processing, decreased as a result of lower sales volume. Occupancy expenses decreased as a result of decreased utility and maintenance expense due to operating with less warehouse space. Selling and administrative and general expenses decreased as a result of reductions in labor and personnel expenses, centralization of certain administrative functions, and lower variable based incentive compensation. As a percentage of net sales, operating expenses increased to 23.0% for the first quarter of 2016 compared to 17.4% for first quarter of 2015.

Operating loss for the first quarter of 2016 totaled $2.2 million, or 1.3% of net sales, compared to operating income of $0.5 million, or 0.2% of net sales, for the first quarter of 2015.

Specialty metals flat products

The following table presents selected operating results for our specialty metals flat products segment for the three months ended March 31, 2016 and 2015 (dollars are shown in thousands, except for per ton information):

	For the Three Months Ended March 31,
	2016		2015
		% of net sales		% of net sales
Total tons sold	19,823		18,560

Net sales	$45,830	100.0	$52,631	100.0
Average selling price per ton	2,312		2,836
Cost of materials sold	39,195	85.5	47,565	90.4
Gross profit (a)	6,635	14.5	5,066	9.6
Operating expenses (b)	4,879	10.6	4,476	8.5
Operating income	$1,756	3.9	$590	1.1

(a)	Gross profit is calculated as net sales less the cost of materials sold.
(b)	Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Tons sold by our specialty metals flat products segment increased 6.8% to 20 thousand in the first quarter of 2016 from 19 thousand in the first quarter of 2015. The increase in tons sold is due to increased demand from existing customers, from the impact of new business awards in the first quarter of 2016 compared to the first quarter of 2015 and our growth in market share in specialty metals.

Net sales in our specialty metals flat products segment decreased $6.8 million, or 12.9%, to $45.8 million in the first quarter of 2016 from $52.6 million in the first quarter of 2015. The decrease in sales was due to an 18.5% decline in the average selling price offset by the 6.8% increase in sales volume during the first quarter of 2016 compared to the first quarter of 2015. Average selling prices in the first quarter of 2016 were $2,312 per ton, compared with $2,836 per ton in the first quarter of 2015 and $2,464 per ton in the fourth quarter of 2015. The decrease in the year over year average selling price per ton is a result of the market pricing dynamics, which continue to pressure metals pricing in the specialty metals segment.

Cost of materials sold decreased $8.4 million, or 17.6%, to $39.2 million in the first quarter of 2016 from $47.6 million in the first quarter of 2015. The decrease was due to a 22.9% decrease in the average cost of materials sold offset by a 6.8% increase in sales volume during the first quarter of 2016 compared to the first quarter of 2015.

As a percentage of net sales, gross profit (as defined in footnote (a) in the table above) increased to 14.5% in the first quarter of 2016 from 9.6% in the first quarter of 2015. The increase in the gross profit percentage is a result of our cost of materials sold decreasing more than the average selling price during the first quarter of 2016 compared to the first quarter of 2015.

Operating expenses in the first quarter of 2016 increased $0.4 million, or 9.0%, to $4.9 million from $4.5 million in the first quarter of 2015. Variable operating expenses, such as distribution and warehouse and processing increased 8.8% as a result of higher sales volumes. Selling and administrative and general expenses increased as a result of increased variable based incentive compensation related to the increased sales volume and gross profit. As a percentage of net sales, operating expenses increased to 10.6% for the first quarter of 2016 compared to 8.5% for the first quarter of 2015.

Operating income for the first quarter of 2016 totaled $1.8 million, or 3.9% of net sales, compared to $0.6 million, or 1.1% of net sales, for the first quarter of 2015.

Tubular and pipe products

The following table presents selected operating results for our tubular and pipe products segment for the three months ended March 31, 2016 and 2015 (dollars are shown in thousands):

	For the Three Months Ended March 31,
	2016		2015
		% of net sales		% of net sales
Net sales	$51,085	100.0	$64,689	100.0
Cost of materials sold (a)	34,098	66.7	44,097	68.2
Gross profit (b)	16,987	33.3	20,592	31.8
Operating expenses (c)	14,744	28.9	16,338	25.3
Operating income	$2,243	4.4	$4,254	6.5

(a)	Includes $250 of LIFO income for 2015. There was no LIFO impact recorded in the first quarter of 2016.
(b)	Gross profit is calculated as net sales less the cost of materials sold.
(c)	Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Net sales decreased $13.6 million, or 21.0%, to $51.1 million in the first quarter of 2016 from $64.7 million in the first quarter of 2015. The decrease is a result of a 5.3% decrease in sales volume and a 16.6% decrease in the pipe and tube products segment average selling prices over the first quarter of 2015.

Cost of materials sold decreased $10.0 million, or 22.7%, to $34.1 million in the first quarter of 2016 from $44.1 million in the first quarter of 2015. The decrease in cost of materials sold is primarily a result of decreased metals pricing in the first quarter of 2016 compared to the first quarter of 2015 and decreased sales volumes. There was no LIFO income or expense recorded in the first quarter of 2016 compared to $250 thousand of LIFO income recorded in the first quarter of 2015.

As a percentage of net sales, gross profit (as defined in footnote (b) in the table above) totaled 33.3% in the first quarter of 2016 compared to 31.8% in the first quarter of 2015. As a percentage of net sales, the $250 thousand LIFO income in 2015 increased current year gross profit by 0.4%.

Operating expenses in the first quarter of 2016 decreased $1.6 million, or 9.8%, to $14.7 million from $16.3 million in the first quarter of 2015. Variable operating expenses, such as distribution and warehouse and processing, decreased as a result of lower sales volumes and net sales. Operating expenses increased to 28.9% of net sales in the first quarter of 2016 compared to 25.3% in the first quarter of 2015.

Operating income for the first quarter 2016 totaled $2.2 million, or 4.4% of net sales, compared to $4.3 million, or 6.5% of net sales, for the first quarter of 2015.

Corporate expenses

Corporate expenses decreased $0.2 million to $1.8 million in the first quarter of 2016 compared to $2.0 million in the first quarter of 2015. Corporate expenses include the unallocated expenses related to managing the entire Company, (i.e. all three segments) including payroll expenses for certain personnel, expenses related to being a publicly traded entity such as board of directors expenses, audit expenses, and various other professional fees.

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

Operating Activities

For the three months ended March 31, 2016, we generated $2.8 million of net cash from operations, of which $3.3 million was generated from operating activities and $0.5 million was used for working capital. For the three months ended March 31, 2015, we generated $14.6 million of net cash from operations, of which $3.0 million was generated from operating activities and $11.6 million was generated from a smaller working capital investment.

Net cash from operations totaled $3.3 million during the first quarter of 2016 and was generated from depreciation and amortization of $5.0 million, and stock-based compensation of $0.8 million, offset by the net loss of $0.8 million and a decrease in net long-term assets and liabilities of $1.5 million. Net cash from operations totaled $3.0 million during the first quarter of 2015 and was primarily generated from net income of $1.1 million, depreciation and amortization of $5.0 million, and stock-based compensation of $1.0 million, offset by a decrease in net long-term assets and liabilities of $4.0 million.

Working capital at March 31, 2016 totaled $233.2 million, a $1.3 million increase from December 31, 2015. The increase was primarily attributable to a $21.8 million, or 23.5%, increase in accounts receivable (resulting from higher sales normally experienced in the first quarter compared to the lower sales in the fourth quarter) offset by a $16.8 million, or 8.1%, decrease in inventories (resulting from increased inventory turnover, lower average inventory costs and increased sales in the first quarter of 2016 compared to the fourth quarter of 2015) and a $4.2 million decrease in accrued payroll and other accrued liabilities.

Investing Activities

Net cash used for investing activities was $1.2 million during the three months ended March 31, 2016, compared to $1.7 million during the three months ended March 31, 2015. The $1.4 million of 2016 capital expenditures were primarily attributable to additional processing equipment at our existing facilities. During 2016, we expect to limit our capital spending to less than our annual depreciation expense (approximately $18 million in 2016).

Financing Activities

During the first three months of 2016, $0.8 million of cash was used for financing activities, which primarily consisted of $0.6 million of net repayments under our ABL Credit Facility and $0.2 million of dividends paid.

Dividends paid were $0.2 million for both the three months ended March 31, 2016 and March 31, 2015. In April 2016, our Board of Directors approved a regular quarterly dividend of $0.02 per share, which will be paid on June 15, 2016 to shareholders of record as of June 1, 2016. Regular dividend distributions in the future are subject to the availability of cash, the $2.5 million annual limitation on cash dividends under our ABL Credit Facility and continuing determination by our Board of Directors that the payment of dividends remains in the best interest of our shareholders.

Stock Repurchase Program

On October 2, 2015, we announced that our Board of Directors authorized a stock repurchase program of up to 550,000 shares of the Company’s issued and outstanding common stock, which could include open market repurchases, negotiated block transactions, accelerated stock repurchases or open market solicitations for shares, all or some of which may be effected through Rule 10b5-1 plans. Any of the repurchased shares will be held in our treasury, or canceled and retired as our Board may determine from time to time. Any repurchases of common stock are subject to the covenants contained in the ABL Credit Facility. Under the ABL Credit Facility, we may repurchase common stock and pay dividends up to $2.5 million in the aggregate during any trailing twelve months without restrictions. Purchases in excess of $2.5 million require us to (i) maintain availability in excess of 25% of the aggregate revolver commitments ($91.3 million at March 31, 2016) or (ii) to maintain availability equal to or greater than 15% of the aggregate revolver commitments ($54.8 million at March 31, 2016) and we must maintain a pro-forma ratio of EBITDA minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00. The timing and amount of any repurchases under the stock repurchase program will depend upon several factors, including market and business conditions, and limitations under the ABL Credit Facility, and repurchases may be discontinued at any time. During 2016, we expect to be limited to the $2.5 million available without restrictions to repurchase common stock and pay dividends.

No share repurchases were made during the first quarter of 2016.

Debt Arrangements

Our ABL Credit Facility is collateralized by our accounts receivable and inventory. The ABL Credit Facility consists of a revolving credit line of $365 million. Revolver borrowings are limited to the lesser of a borrowing base, comprised of eligible receivables and inventories, or $365 million in the aggregate. The ABL Credit Facility matures on June 30, 2019.

The ABL Credit Facility requires us to comply with various covenants, the most significant of which include: (i) until maturity of the ABL Credit Facility, if any commitments or obligations are outstanding and our availability is less than the greater of $30 million or 10.0% of the aggregate amount of revolver commitments ($36.5 million at March 31, 2016), then we must maintain a ratio of EBITDA minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00 for the most recent twelve fiscal month period; (ii) limitations on dividend payments and stock repurchases; and (iii) restrictions on additional indebtedness. We have the option to borrow under our revolver based on the agent’s base rate plus a premium ranging from 0.00% to 0.25% or the London Interbank Offered Rate (LIBOR) plus a premium ranging from 1.25% to 3.00%.

As of March 31, 2016, the Company was in compliance with its covenants and had approximately $93 million of availability under the ABL Credit Facility.

As of March 31, 2016, $2.6 million of bank financing fees were included in “Prepaid expenses and other” and “Other long-term assets” on the accompanying Consolidated Balance Sheets. The financing fees are being amortized over the five-year term of the ABL Credit facility and are included in “Interest and other expense on debt” on the accompanying Consolidated Statements of Comprehensive Income.

We entered into a forward starting fixed rate interest rate hedge that commenced June 2013, in order to eliminate the variability of cash interest payments on $53.2 million of then outstanding LIBOR-based borrowings under the ABL Credit Facility. The hedge matures on June 1, 2016 and the notional amount is reduced monthly by $729 thousand. The remaining hedged balance as of March 31, 2016 was $28.4 million. The interest rate hedge fixed the rate at 1.21% plus a premium ranging from 1.25% to 1.75%. Although we are exposed to credit loss in the event of nonperformance by the other parties to the interest rate hedge agreement, we anticipate performance by the counterparties.

As part of the CTI acquisition in July 2011, we assumed approximately $5.9 million of Industrial Revenue Bond (IRB) indebtedness issued through the Stanly County, North Carolina Industrial Revenue and Pollution Control Authority. The bond matures in April 2018, with the option to provide principal payments annually on April 1st. On April 1, 2016, we paid an optional principal payment of $865 thousand. Since the IRB is remarketed annually, it is included in “Current portion of long-term debt” on the accompanying Consolidated Balance Sheets. Interest is payable monthly, with a variable rate that resets weekly. As a security for payment of the bonds, we obtained a direct pay letter of credit issued by JPMorgan Chase Bank, N.A. The letter of credit reduces annually by the principal reduction amount. The interest rate at March 31, 2016 was 0.6% for the IRB debt.

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

We review our financial reporting and disclosure practices and accounting practices quarterly to ensure they provide accurate and transparent information relative to the current economic and business environment. For further information regarding the accounting policies that we believe to be critical accounting policies that affect our more significant judgments and estimates used in preparing our consolidated financial statements, see Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

We, like many other metals service centers, maintain substantial inventories of metals to accommodate the short lead times and just-in-time delivery requirements of our customers. Accordingly, we purchase metals in an effort to maintain our inventory at levels that we believe to be appropriate to satisfy the anticipated needs of our customers based upon historic buying practices, supply agreements with customers and market conditions. Our commitments to purchase metals are generally at prevailing market prices in effect at the time we place our orders. We have no long-term, fixed-price metals purchase contracts, except for the metals hedges discussed in Note 5 to the Consolidated Financial Statements. When metals prices increase, competitive conditions will influence how much of the price increase we can pass on to our customers. To the extent we are unable to pass on future price increases in our raw materials to our customers, the net sales and profitability of our business could be adversely affected. When metals prices decline, customer demands for lower prices and our competitors’ responses to those demands could result in lower sale prices and, consequently, lower gross profits and inventory lower of cost or market adjustments as we sell existing inventory. Significant or rapid declines in metals prices or reductions in sales volumes could adversely impact our ability to remain in compliance with certain financial covenants in our credit facility, as well as result in us incurring asset impairment charges. Changing metals prices therefore could significantly impact our net sales, gross profits, operating income and net income.

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

Approximately 9.5% of our consolidated net sales in 2016 were directly related to automotive manufacturers or manufacturers of automotive components and parts. Historically, due to the concentration of customers in the automotive industry, our gross profits on these sales have generally been less than our gross profits on sales to customers in other industries.

Inflation generally affects us by increasing the cost of employee wages and benefits, transportation services, processing equipment, energy and borrowings under our credit facility. General inflation, excluding increases in the price of steel and increased distribution expense, has not had a material effect on our financial results during the past three years.

We are exposed to the impact of fluctuating metals prices and interest rate changes. During 2016 and 2015, we entered into metals swaps at the request of customers. While these derivatives are intended to be effective in helping us manage risk, they have not been designated as hedging instruments. For certain customers, we enter into contractual relationships that entitle us to pass-through the economic effect of trading positions that we take with other third parties on our customers’ behalf.

Our primary interest rate risk exposure results from variable rate debt. We have the option to enter into 30- to 180-day fixed base rate LIBOR loans under the ABL Credit Facility. The Company assumed an interest rate swap agreement on the $5.9 million of CTI IRB. The swap agreement matures in April 2018, but the notional amount may be reduced annually by the amount of the optional principal payments on the IRB. In June 2012, the Company entered into a forward starting fixed rate interest rate hedge commencing July 2013 in order to eliminate the variability of cash interest payments on approximately $53.2 million of the then outstanding LIBOR-based borrowings under the ABL Credit Facility. The balance as of March 31, 2016 was $28.4 million. The hedge matures on June 1, 2016 and the notional amount is reduced monthly by $729 thousand. The fixed rate interest rate hedge is accounted for as a cash flow hedging instrument for accounting purposes. The Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap and fixed interest rate hedge agreements. However, the Company does not anticipate nonperformance by the counterparties.

Item 4. Controls and Procedures

The evaluation required by Rule 13a-15 of the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q has been carried out under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. These disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in reports that are filed with or submitted to the SEC is: (i) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2016, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during the first quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Items 1, 1A, 2, 3, 4 and 5 of this Part II are either inapplicable or are answered in the negative and are omitted pursuant to the instructions to Part II.

Item 6. Exhibits

Exhibit	Description of Document	Reference
10.32	Donald McNeeley Employment Agreement effective as of July 1, 2016	Incorporated by reference to Exhibit 10.32 to Registrant’s Form 8-K filed with the Commission on March 31, 2016 (Commission File No. 0-23320)

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLYMPIC STEEL, INC.
(Registrant)

Date: April 29, 2016	By: /s/ Michael D. Siegal
Michael D. Siegal Chairman of the Board and Chief Executive Officer

By: /s/ Richard T. Marabito
Richard T. Marabito Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description of Document	Reference
10.32	Donald McNeeley Employment Agreement effective as of July 1, 2016	Incorporated by reference to Exhibit 10.32 to Registrant’s Form 8-K filed with the Commission on March 31, 2016 (Commission File No. 0-23320)

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document