Form 10-Q
period 2016-06-30
OLYMPIC STEEL INC
filed 2016-08-02
CIK 917470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

( X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Large accelerated filer ( )	Accelerated filer (X)
Non-accelerated filer ( )	Smaller reporting company ( )
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined Rule 12b-2 of the Exchange Act). Yes ( ) No (X)

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 2, 2016
Common stock, without par value	10,959,293

Olympic Steel, Inc.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Olympic Steel, Inc.

Consolidated Balance Sheets

(in thousands)

	As of
	June 30, 2016	December 31, 2015
	(unaudited)	(audited)
Assets
Cash and cash equivalents	$3,990	$1,604
Accounts receivable, net	113,400	92,877
Inventories, net (includes LIFO debit of $6,555 as of June 30, 2016 and December 31, 2015)	210,784	206,645
Prepaid expenses and other	7,237	7,820
Total current assets	335,411	308,946
Property and equipment, at cost	374,031	372,129
Accumulated depreciation	(212,955)	(205,591)
Net property and equipment	161,076	166,538
Intangible assets, net	24,313	24,757
Other long-term assets	17,335	13,229
Total assets	$538,135	$513,470

Liabilities
Current portion of long-term debt	$1,825	$2,690
Accounts payable	71,230	55,685
Accrued payroll	10,118	6,884
Other accrued liabilities	14,149	11,801
Total current liabilities	97,322	77,060
Credit facility revolver	142,484	145,800
Other long-term liabilities	15,250	11,419
Deferred income taxes	25,711	24,496
Total liabilities	280,767	258,775
Shareholders' Equity
Preferred stock	-	-
Common stock	128,387	128,129
Treasury stock	(699)	(699)
Accumulated other comprehensive loss	-	(70)
Retained earnings	129,680	127,335
Total shareholders' equity	257,368	254,695
Total liabilities and shareholders' equity	$538,135	$513,470

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Consolidated Statements of Comprehensive Income

(in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
	(unaudited)
Net sales	$273,608	$315,251	$531,957	$661,116
Costs and expenses
Cost of materials sold (excludes items shown separately below)	205,688	255,838	405,508	535,777
Warehouse and processing	21,035	21,722	41,527	44,259
Administrative and general	16,011	16,014	32,051	33,343
Distribution	9,560	9,568	18,767	18,870
Selling	6,045	4,900	11,732	10,791
Occupancy	2,158	2,306	4,495	5,016
Depreciation	4,550	4,628	9,059	9,218
Amortization	222	222	444	444
Goodwill and intangible asset impairment	-	24,451	-	24,451
Total costs and expenses	265,269	339,649	523,583	682,169
Operating income (loss)	8,339	(24,398)	8,374	(21,053)
Other loss, net	(58)	(26)	(63)	(58)
Income (loss) before interest and income taxes	8,281	(24,424)	8,311	(21,111)
Interest and other expense on debt	1,274	1,471	2,559	3,033
Income (loss) before income taxes	7,007	(25,895)	5,752	(24,144)
Income tax provision (benefit)	3,457	(3,635)	2,969	(2,953)
Net income (loss)	$3,550	$(22,260)	$2,783	$(21,191)
Net gain (loss) on cash flow hedge	36	71	114	107
Tax effect on cash flow hedge	(14)	(27)	(44)	(41)
Total comprehensive income (loss)	$3,572	$(22,216)	$2,853	$(21,125)

Earnings per share:
Net income (loss) per share - basic	$0.32	$(1.99)	$0.25	$(1.89)
Weighted average shares outstanding - basic	11,216	11,201	11,199	11,198
Net income (loss) per share - diluted	$0.32	$(1.99)	$0.25	$(1.89)
Weighted average shares outstanding - diluted	11,216	11,201	11,199	11,198

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Consolidated Statements of Cash Flows

For the Six Months Ended June 30,

(in thousands)

	2016	2015
	(unaudited)
Cash flows from (used for) operating activities:
Net income (loss)	$2,783	$(21,191)
Adjustments to reconcile net income (loss) to net cash from (used for) operating activities -
Depreciation and amortization	9,961	10,052
Goodwill and intangible asset impairment	-	24,451
Gain on disposition of property and equipment	(160)	-
Stock-based compensation	224	1,309
Other long-term assets	(4,496)	(1,022)
Other long-term liabilities	5,116	(6,590)
	13,428	7,009
Changes in working capital:
Accounts receivable	(20,523)	(13,908)
Inventories	(4,139)	67,648
Prepaid expenses and other	640	10,105
Accounts payable	19,482	(25,008)
Change in outstanding checks	(3,937)	6,460
Accrued payroll and other accrued liabilities	5,582	(7,427)
	(2,895)	37,870
Net cash from operating activities	10,533	44,879

Cash flows from (used for) investing activities:
Capital expenditures	(3,597)	(4,233)
Proceeds from disposition of property and equipment	160	3
Net cash used for investing activities	(3,437)	(4,230)

Cash flows from (used for) financing activities:
Credit facility revolver borrowings	128,183	209,247
Credit facility revolver repayments	(131,499)	(243,942)
Industrial revenue bond repayments	(865)	(840)
Credit facility fees and expenses	(125)	-
Proceeds from exercise of stock options (including tax benefits) and employee stock purchases	34	14
Dividends paid	(438)	(440)
Net cash used for financing activities	(4,710)	(35,961)

Cash and cash equivalents:
Net change	2,386	4,688
Beginning balance	1,604	2,238
Ending balance	$3,990	$6,926

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Supplemental Disclosures of Cash Flow Information

For the Six Months Ended June 30,

(in thousands)

	2016	2015
	(unaudited)

Interest paid	$2,133	$2,704
Income taxes paid	$115	$413

The accompanying notes are an integral part of these consolidated statements.Olympic Steel, Inc.

Olympic Steel, Inc.

Notes to Unaudited Consolidated Financial Statements

June 30, 2016

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

2.            Accounts Receivable:

Accounts receivable are presented net of allowances for doubtful accounts and unissued credits of $2.5 million and $3.1 million as of June 30, 2016 and December 31, 2015, respectively. The allowance for doubtful accounts is maintained at a level considered appropriate based on historical experience and specific customer collection issues that have been identified. Estimations are based upon a calculated percentage of accounts receivable, which remains fairly level from year to year, and judgments about the probable effects of economic conditions on certain customers, which can fluctuate significantly from year to year. The Company cannot guarantee that the rate of future credit losses will be similar to past experience. The Company considers all available information when assessing the adequacy of its allowance for doubtful accounts and unissued credits each quarter.

3.            Inventories:

Inventories consisted of the following:

	Inventory as of
(in thousands)	June 30, 2016	December 31, 2015
Unprocessed	$169,296	$163,942
Processed and finished	41,488	42,703
Totals	$210,784	$206,645

The Company values certain of its tubular and pipe products inventory under the last-in, first-out (LIFO) method. At June 30, 2016 and December 31, 2015, approximately $41.5 million, or 19.7% of consolidated inventory, and $42.7 million, or 20.7% of consolidated inventory, respectively, was reported under the LIFO method of accounting. The cost of the remainder of the tubular and pipe products inventory is determined using a weighted average rolling first-in, first-out (FIFO) method.

For the six months ended June 30, 2016, the Company did not record any LIFO income or expense as inventory values and quantities at December 31, 2016 are expected to be similar to December 31, 2015. For the six months ended June 30, 2015, the Company recorded $650 thousand of LIFO income as a result of then expected year-over-year decreases in carbon, nickel and base stainless steel pricing and expected lower inventory quantities at December 31, 2015. Of the $650 thousand LIFO income, $400 thousand was recorded in the second quarter of 2015. The LIFO income increased the Company’s inventory balance and decreased its cost of materials sold.

If the FIFO method had been in use, inventories would have been $6.6 million lower than reported at June 30, 2016 and December 31, 2015.

4.             Debt:

The Company’s debt is comprised of the following components:

	As of
	June 30,	December 31,
(in thousands)	2016	2015
Asset-based revolving credit facility due June 30, 2019	$142,484	$145,800
Industrial revenue bond due April 1, 2018	1,825	2,690
Total debt	144,309	148,490
Less current amount	(1,825)	(2,690)
Total long-term debt	$142,484	$145,800

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

The ABL Credit Facility requires the Company to comply with various covenants, the most significant of which include: (i) until maturity of the ABL Credit Facility, if any commitments or obligations are outstanding and the Company’s availability is less than the greater of $30 million or 10.0% of the aggregate amount of revolver commitments ($36.5 million at June 30, 2016), then the Company must maintain a ratio of EBITDA minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00 for the most recent twelve fiscal month period; (ii) limitations on dividend payments and common stock repurchases; and (iii) restrictions on additional indebtedness. The Company has the option to borrow under its revolver based on the agent’s base rate plus a premium ranging from 0.00% to 0.25% or the London Interbank Offered Rate (LIBOR) plus a premium ranging from 1.25% to 3.00%.

As of June 30, 2016, the Company was in compliance with its covenants and had approximately $105 million of availability under the ABL Credit Facility.

As of June 30, 2016, $2.5 million of bank financing fees were included in “Prepaid expenses and other” and “Other long-term assets” on the accompanying Consolidated Balance Sheets. The financing fees are being amortized over the five-year term of the ABL Credit facility and are included in “Interest and other expense on debt” on the accompanying Consolidated Statements of Comprehensive Income.

In June 2012, the Company entered into a forward starting fixed rate interest rate hedge that commenced June 2013, in order to eliminate the variability of cash interest payments on $53.2 million of the then outstanding LIBOR-based borrowings under the ABL Credit Facility. The hedge, which matured on June 1, 2016, fixed the rate at 1.21% plus a premium ranging from 1.25% to 1.75%.

As part of the Chicago Tube and Iron (CTI) acquisition in July 2011, the Company assumed approximately $5.9 million of Industrial Revenue Bond (IRB) indebtedness issued through the Stanly County, North Carolina Industrial Revenue and Pollution Control Authority. The bond matures in April 2018, with the option to provide principal payments annually on April 1st. On April 1, 2016, the Company paid an optional principal payment of $865 thousand. Since the IRB is remarketed annually, it is included in “Current portion of long-term debt” on the accompanying Consolidated Balance Sheets. Interest is payable monthly, with a variable rate that resets weekly. As a security for payment of the bonds, the Company obtained a direct pay letter of credit issued by JPMorgan Chase Bank, N.A. The letter of credit reduces annually by the principal reduction amount. The interest rate at June 30, 2016 was 0.7% for the IRB debt.

CTI entered into an interest rate swap agreement to reduce the impact of changes in interest rates on the above IRB. At June 30, 2016, the effect of the swap agreement on the bond was to fix the rate at 3.46%. The swap agreement matures in April 2018, and is reduced annually by the amount of the optional principal payments on the bond. The Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap agreement. However, the Company does not anticipate nonperformance by the counterparties.

5.            Derivative Instruments:

Metals swaps and embedded customer derivatives

During 2016 and 2015, the Company entered into nickel swaps indexed to the London Metal Exchange (LME) price of nickel with third-party brokers. The nickel swaps are accounted for as derivatives for accounting purposes. The Company entered into them to mitigate its customers’ risk of volatility in the price of metals. The outstanding nickel swaps have one to five months remaining. The swaps are settled with the brokers at maturity. The economic benefit or loss arising from the changes in fair value of the swaps is contractually passed through to the customer. The primary risk associated with the metals swaps is the ability of customers or third-party brokers to honor their agreements with the Company related to derivative instruments. If the customer or third-party brokers are unable to honor their agreements, the Company’s risk of loss is the fair value of the metals swaps.

While these derivatives are intended to help the Company manage risk, they have not been designated as hedging instruments. The periodic changes in fair value of the metals and embedded customer derivative instruments are included in “Cost of materials sold” in the Consolidated Statements of Comprehensive Income. The Company recognizes derivative positions with both the customer and the third party for the derivatives and classifies cash settlement amounts associated with them as part of “Cost of materials sold” in the Consolidated Statements of Comprehensive Income. The cumulative change in fair value of the metals swaps that have not yet been settled are included in “Accounts receivable, net”, and the embedded customer derivatives are included in “Other accrued liabilities” on the Consolidated Balance Sheets at June 30, 2016. At December 31, 2015, the cumulative change in fair value of the metals swaps that had not yet settled were included in “Other accrued liabilities”, and the embedded customer derivatives were included in “Accounts receivable, net” on the Consolidated Balance Sheets.

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

Fixed rate interest rate hedge

In June 2012, the Company entered into a forward starting fixed rate interest rate hedge commencing June 2013 in order to eliminate the variability of cash interest payments on $53.2 million of the then outstanding LIBOR-based borrowings under the ABL Credit Facility. The hedge, which matured on June 1, 2016, fixed the rate at 1.21% plus a premium ranging from 1.25% to 1.75%.. The fixed rate interest rate hedge was accounted for as a cash flow hedging instrument for accounting purposes.

There was no net impact from the nickel swaps or embedded customer derivative agreements to the Company’s Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2016 and 2015. The table below shows the total impact to the Company’s Consolidated Statements of Comprehensive Income through net income of the derivatives for the three and six months ended June 30, 2016 and 2015.

	Net Gain (Loss) Recognized
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Interest rate swap (CTI)	$(13)	$(18)	$(33)	$(35)
Fixed interest rate swap (ABL)	(37)	(95)	(98)	(194)
Metals swaps	138	(270)	62	(1,387)
Embedded customer derivatives	(138)	270	(62)	1,387
Total loss	$(50)	$(113)	$(131)	$(229)

6.           Fair Value of Financial Instruments:

During the three months ended June 30, 2016, there were no transfers of financial assets between Levels 1, 2 or 3 fair value measurements. There have been no changes in the methodologies used at June 30, 2016 since December 31, 2015. Following is a description of the valuation methodologies used for assets and liabilities measured at fair value as of June 30, 2016 and December 31, 2015:

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

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company:

	Value of Items Recorded at Fair Value
	As of June 30, 2016
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Metals swaps	$-	$85	$-	$85
Total assets at fair value	$-	$85	$-	$85

Liabilities:
Embedded customer derivative	$-	$85	$-	$85
Interest rate swap (CTI)	-	69	-	69
Total liabilities recorded at fair value	$-	$154	$-	$154

	Value of Items Not Recorded at Fair Value
	As of June 30, 2016
(in thousands)	Level 1	Level 2	Level 3	Total
Liabilities:
IRB	$1,825	$-	$-	$1,825
Revolver	-	142,484	-	142,484
Total liabilities not recorded at fair value	$1,825	$142,484	$-	$144,309

The value of the items not recorded at fair value represent the carrying value of the liabilities.

	Value of Items Recorded at Fair Value
	As of December 31, 2015
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Embedded customer derivative	$-	$384	$-	$384
Total assets at fair value	$-	$384	$-	$384

Liabilities:
Metals swaps	$-	$384	$-	$384
Interest rate swap (CTI)	-	102	-	102
Fixed interest rate swap (ABL)	-	114	-	114
Total liabilities recorded at fair value	$-	$600	$-	$600

	Value of Items Not Recorded at Fair Value
	As of December 31, 2015
(in thousands)	Level 1	Level 2	Level 3	Total
Liabilities:
IRB	$2,690	$-	$-	$2,690
Revolver	-	145,800	-	145,800
Total liabilities not recorded at fair value	$2,690	$145,800	$-	$148,490

The value of the items not recorded at fair value represent the carrying value of the liabilities.

The fair value of the IRB is determined using Level 1 inputs. The carrying value and the fair value of the IRB that qualify as financial instruments was $1.8 million and $2.7 million at June 30, 2016 and December 31, 2015, respectively.

The fair value of the revolver is determined using Level 2 inputs. The Level 2 fair value of the Company's long-term debt was estimated using prevailing market interest rates on debt with similar credit worthiness, terms and maturities.

7.           Equity Plans:

Pursuant to the Amended and Restated Olympic Steel 2007 Omnibus Incentive Plan (Plan), the Company may grant stock options, stock appreciation rights, restricted shares, restricted share units, performance shares, and other stock- and cash-based awards to employees and Directors of, and consultants to, the Company and its affiliates. Under the Plan, 1,000,000 shares of common stock are available for equity grants.

On May 1, 2016 and March 1, 2015, the Compensation Committee of the Company’s Board of Directors approved the grant of 3,094 and 4,639 restricted stock units (RSUs), respectively, to each non-employee Director. Subject to the terms of the Plan and the RSU agreement, the RSUs vest after one year of service (from the date of grant). The RSUs are not converted into shares of common stock until the director either resigns or is terminated from the Board of Directors.

The fair value of each RSU was estimated to be the closing price of the Company’s common stock on the date of the grant, which was $22.62 and $15.09 on May 1, 2016 and March 1, 2015, respectively.

The Company’s Senior Management Compensation Program includes an equity component in order to encourage more ownership of common stock by the senior management. The Senior Management Compensation Program imposes stock ownership requirements upon the participants. Each participant is required to own at least 750 shares of common stock for each year that the participant participates in the Senior Management Compensation Program. Any participant that fails to meet the stock ownership requirements will be ineligible to receive any equity awards under the Company’s equity compensation plans, including the Plan, until the participant satisfies the ownership requirements. To assist participants in meeting the stock ownership requirements, on an annual basis, if a participant purchases 500 shares of common stock on the open market, the Company will award that participant 250 shares of common stock. During the six months ended June 30, 2016 and 2015, the Company matched 2,500 and 7,750 shares, respectively. Additionally, any participant who continues to comply with the stock ownership requirements as of the five-year, 10-year, 15-year, 20-year and 25-year anniversaries of the participant’s participation in the Senior Management Compensation Program will receive a restricted stock unit award with a dollar value of $25 thousand, $50 thousand, $75 thousand, $100 thousand and $100 thousand, respectively. Restricted stock unit awards will convert into the right to receive shares of common stock upon a participant’s retirement, or earlier upon the participant’s death or disability or upon a change in control of the Company.

The above liability award plan will be terminated during 2016 and replaced with a new equity award plan discussed below. As part of the termination of the old plan and the transition to the new plan, participants were paid the RSU grants that were earned to date, or a pro-rata amount of the RSUs earned, depending on the individual participants’ length of time they participated in the plan. After the payment of the RSUs noted above, the remaining liability of approximately $880 thousand was reversed in the second quarter of 2016 in accordance with Accounting Standards Codification No. 718.

On July 1, 2016, the Company created a new Senior Management Stock Incentive Program for certain participants. Under the new program, each participant is awarded RSUs with a dollar value equal to 10% of the participant’s base salary, up to a maximum of $17,500. The RSUs have a five-year vesting period and the RSUs will convert into the right to receive shares of common stock upon a participant’s retirement, or earlier upon the participant’s death or disability or upon a change in control of the Company.

Stock-based compensation expense or income recognized on RSUs for the three and six months ended June 30, 2016 and 2015, respectively, is summarized in the following table:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2016	2015	2016	2015
RSU expense (income) before taxes	$(570)	$311	$(332)	$542
RSU expense (income) after taxes	$(289)	$191	$(160)	$317

All pre-tax income and expense related to RSUs were included in the caption “Administrative and general” on the accompanying Consolidated Statements of Comprehensive Income.

The following table summarizes the activity related to RSUs for the six months ended June 30, 2016:

			Aggregate
	Number of	Weighted Average	Intrinsic Value
	Shares	Granted Price	(in thousands)
Outstanding at December 31, 2015	287,894	$22.39
Granted	110,429	12.91
Converted into shares	-	-
Forfeited	-	-
Outstanding at June 30, 2016	398,323	$19.76	$3,264
Vested at June 30, 2016	390,175	$19.68	$3,227

No RSUs were converted into shares during the six months ended June 30, 2016. During the six months ended June 30, 2015, 2,437 RSUs were converted into shares.

8.           Income Taxes:

For the three months ended June 30, 2016, the Company recorded an income tax provision of $3.5 million, or 49.3% of pre-tax income, compared to an income tax benefit of $3.6 million, or 14.0%, for the three months ended June 30, 2015. During the three months ended June 30, 2016, the Company recorded a valuation allowance of $0.7 million to reduce certain state deferred tax assets to the amount that is more likely than not to be realized. The valuation allowance increased the Company’s effective tax rate by 9.4% for the three months ended June 30, 2016. During the three months ended June 30, 2015, the Company recorded a $16.5 million goodwill impairment charge pertaining to its tubular and pipe products segment. This non-deductible impairment charge reduced the Company’s effective tax rate by 24.5% for the three months ended June 30, 2015.

For the six months ended June 30, 2016, the Company recorded an income tax provision of $3.0 million, or 51.6% of pre-tax income, compared to an income tax benefit of $3.0 million, or 12.2%, for the six months ended June 30, 2015. During the six months ended June 30, 2016, the Company recorded a valuation allowance of $0.7 million to reduce certain state deferred tax assets to the amount that is more likely than not to be realized. The valuation allowance increased the Company’s effective tax rate by 11.4% for the six months ended June 30, 2016. During the six months ended June 30, 2015, the Company recorded a $16.5 million goodwill impairment charge pertaining to its tubular and pipe products segment. This non-deductible impairment charge reduced the Company’s effective tax rate by 26.2% for the six months ended June 30, 2015.

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

9.           Shares Outstanding and Earnings Per Share:

Earnings per share have been calculated based on the weighted average number of shares outstanding as set forth below:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2016	2015	2016	2015
Weighted average basic shares outstanding	11,216	11,201	11,199	11,198
Assumed exercise of stock options and issuance of stock awards	-	-	-	-
Weighted average diluted shares outstanding	11,216	11,201	11,199	11,198
Net income (loss)	$3,550	$(22,260)	$2,783	$(21,191)
Basic earnings (loss) per share	$0.32	$(1.99)	$0.25	$(1.89)
Diluted earnings (loss) per share	$0.32	$(1.99)	$0.25	$(1.89)
Anti-dilutive securities outstanding	129	-	129	-

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

The following table provides financial information by segment and reconciles the Company’s operating income by segment to the consolidated income before income taxes for the three and six months ended June 30, 2016 and 2015.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands)	2016	2015	2016	2015
Net sales
Carbon flat products	$173,122	$209,207	$334,556	$437,752
Specialty metals flat products	49,529	52,715	95,359	105,346
Tubular and pipe products	50,957	53,329	102,042	118,018
Total net sales	$273,608	$315,251	$531,957	$661,116

Depreciation and amortization
Carbon flat products	$2,988	$3,147	$5,942	$6,308
Specialty metals flat products	190	190	383	350
Tubular and pipe products	1,568	1,488	3,127	2,953
Corporate	26	25	51	51
Total depreciation and amortization	$4,772	$4,850	$9,503	$9,662

Operating income (loss)
Carbon flat products	$5,669	$(298)	$3,491	$173
Specialty metals flat products	2,567	(574)	4,323	16
Tubular and pipe products	2,133	2,504	4,376	6,758
Corporate expenses	(2,030)	(1,579)	(3,816)	(3,549)
Goodwill and intangible asset impairment (a)	-	(24,451)	-	(24,451)
Total operating income (loss)	$8,339	$(24,398)	$8,374	$(21,053)
Other loss, net	(58)	(26)	(63)	(58)
Income (loss) before interest and income taxes	8,281	(24,424)	8,311	(21,111)
Interest and other expense on debt	1,274	1,471	2,559	3,033
Income (loss) before income taxes	$7,007	$(25,895)	$5,752	$(24,144)

(a) The goodwill and intangible asset impairments relate to the Company's tubular and pipe products segment.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands)	2016	2015	2016	2015
Capital expenditures
Flat products segments	$1,551	$918	$2,785	$2,106
Tubular and pipe products	650	1,624	812	2,127
Corporate	-	-	-	-
Total capital expenditures	$2,201	$2,542	$3,597	$4,233

	As of
	June 30,	December 31,
(in thousands)	2016	2015
Total assets
Flat products segments	$343,168	$329,885
Tubular and pipe products	194,562	183,129
Corporate	405	456
Total assets	$538,135	$513,470

There were no material revenue transactions between the carbon flat products, specialty metals products, and tubular and pipe products segments.

The Company sells certain products internationally, primarily in Canada, Puerto Rico and Mexico. International sales are immaterial to the consolidated financial results and to the individual segments’ results.

11.           Recently Issued Accounting Updates:

In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No 2016-09, “Improvements to Employee Share-Based Payment Accounting”. This ASU is part of the FASB’s Simplification Initiative and has been issued to reduce complexity in the presentation of employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance will be effective for annual reporting periods beginning after December 15, 2016 and interim periods within those fiscal years with early adoption permitted. We are evaluating the impact of the future adoption of this standard on our consolidated financial statements.

In February 2016, the FASB, issued ASU No. 2016-02, “Leases”, which specifies the accounting for leases. The objective is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing and uncertainty of cash flows arising from a lease. This ASU introduces the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. The guidance will be effective for annual reporting periods beginning after December 15, 2018 and interim periods within those fiscal years with early adoption permitted. We are in the process of evaluating the impact of the future adoption of this standard on our consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes.” This ASU is part of the FASB’s Simplification Initiative and has been issued to reduce complexity in the presentation of deferred taxes. This new guidance eliminates the requirement for entities that present a classified statement of financial position to classify deferred tax assets and liabilities as current and noncurrent, and instead require that they classify all deferred tax assets and liabilities as noncurrent. As a result, each jurisdiction will now only have one net noncurrent deferred tax asset or liability. However, the guidance does not change the existing requirement that only permits offsetting within a jurisdiction. Companies are still prohibited from offsetting deferred tax liabilities from one jurisdiction against deferred tax assets of another jurisdiction. This ASU is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted. The guidance may be applied either prospectively, for all deferred tax assets and liabilities, or retrospectively (i.e., by reclassifying the comparative balance sheet). If applied prospectively, entities are required to include a statement that prior periods were not retrospectively adjusted. If applied retrospectively, entities are also required to include quantitative information about the effects of the change on prior periods. The prospective adoption of this guidance on January 1, 2016 did not have a material impact on the Company’s consolidated financial statements and the prior periods were not retrospectively adjusted.

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
●

unanticipated developments that could occur with respect to contingencies such as litigation, arbitration, and environmental matters, including any developments that would require any increase in our costs for such contingencies.

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

At June 30, 2016, we employed approximately 1,750 people. Approximately 296 of the hourly plant personnel at the facilities listed below are represented by nine separate collective bargaining units. The table below shows the expiration dates of the collective bargaining agreements.

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

Results of Operations

Our results of operations are heavily impacted by the market price of metals. Over the past 18 months, metals prices have fluctuated significantly and changes to our net sales, cost of materials sold, gross profit and cost of inventory, are all impacted by industry metals pricing.

During 2015, the price of hot-rolled carbon coil index pricing declined by approximately 36% as a result of the strengthened U.S. dollar, a historically high level of imported material arriving in the United States, low raw material costs to produce metals and a global oversupply of metals. The pricing environment in 2015 drove our average selling price down and caused margins to be pressured as the average cost of inventory did not decrease as quickly as the average selling price as we traditionally keep approximately two and a half to three months of inventory on hand.

During the first six months of 2016, the price of metals increased, specifically during the second quarter of 2016, where the price of hot-rolled carbon coil index pricing increased 38% over the March 2016 price, and fully recovered the decrease experienced during 2015. Prices recovered twice as fast as the 2015 decline, due to decreased domestic and North American production levels, decreased imports resulting from the U.S. steel trade cases filed in 2015, and an increase in raw material pricing during 2016. Although prices are sequentially increasing in 2016, the second quarter and first half average selling prices are still lower year-over-year compared to 2015. Spot selling prices generally move in tandem with market price changes, while contract selling prices typically lag and reset quarterly. Similarly, inventory costs (and therefor cost of materials sold) tend to move slower than market selling price changes due to mill lead times and inventory turnover impacting the rate of change in average cost. Our average cost of flat rolled inventory did not begin to increase until May of 2016 even though market prices have been increasing since mid-December of 2015. As a result, our average selling prices in 2016 are still lower than our average selling prices in 2015, and together with lower industry wide shipments, decreased our net sales in 2016. However, due to lower average inventory costs, and lower cost of materials sold, we were able to improve our gross profit as a percentage of net sales, which positively impacted our results for the three and six months ended June 30, 2016.

Consolidated Operations

The following table presents consolidated operating results for the periods indicated (dollars are shown in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2016		2015		2016		2015
		% of net sales		% of net sales		% of net sales		% of net sales
Net sales	$273,608	100.0	$315,251	100.0	$531,957	100.0	$661,116	100.0
Cost of materials sold (a)	205,688	75.2	255,838	81.2	405,508	76.2	535,777	81.0
Gross profit (b)	67,920	24.8	59,413	18.8	126,449	23.8	125,339	19.0
Operating expenses (c)	59,581	21.8	59,360	18.8	118,075	22.2	121,941	18.5
Goodwill and intangible asset impairment (d)	-	-	24,451	7.7	-	-	24,451	3.7
Operating income (loss)	$8,339	3.0	$(24,398)	(7.7)	$8,374	1.6	$(21,053)	(3.2)
Other loss, net	58	0.0	26	0.0	63	0.0	58	0.0
Interest and other expense on debt	1,274	0.4	1,471	0.5	2,559	0.5	3,033	0.5
Income (loss) before income taxes	7,007	2.6	(25,895)	(8.2)	5,752	1.1	(24,144)	(3.7)
Income taxes	3,457	1.3	(3,635)	(1.1)	2,969	0.6	(2,953)	(0.5)
Net income (loss)	3,550	1.3	(22,260)	(7.1)	2,783	0.5	(21,191)	(3.2)

(a)	Includes $400 and $650 of LIFO income for the three and six months ended June 30, 2015, respectively. There was no LIFO impact recorded in 2016.
(b)	Gross profit is calculated as net sales less the cost of materials sold.
(c)

Operating expenses are calculated as total costs and expenses less the cost of materials sold. 2015 excludes a non-cash $16,451 goodwill impairment charge and a non-cash $8,000 intangible asset impairment charge for the tubular and pipe products segment. (See note d).

(d)	Goodwill and intangible asset impairment charges pertaining to the pipe and tube segment is separately displayed for comparability purposes.

Net sales decreased $41.7 million, or 13.2%, to $273.6 million in the second quarter of 2016 from $315.3 million in the second quarter of 2015. Carbon flat products net sales were 63.3% of total net sales in the second quarter of 2016 compared to 66.4% of total net sales in the second quarter of 2015. Specialty metals flat products net sales were 18.1% of total net sales in the second quarter of 2016 compared to 16.7% of total net sales in the second quarter of 2015. Tubular and pipe products net sales were 18.6% of total net sales in the second quarter of 2016 compared to 16.9% of total net sales in the second quarter of 2015. The decrease in net sales was primarily due to a 12.5% decrease in average selling prices during the second quarter of 2016 compared to the second quarter of 2015 as the sales volume decreased less than 1% between the quarters. Average selling prices increased sequentially from the first quarter of 2016 by approximately 3.3%. Sales volumes decreased in the carbon flat products segment and increased in the specialty metals flat products and tubular and pipe products segments during the second quarter of 2016 compared to the second quarter of 2015. Average direct selling prices decreased in all segments during the second quarter of 2016 compared to the second quarter of 2015 as a result of year over year lower market pricing for metals.

Net sales decreased $129.1 million, or 19.5%, to $532.0 million during the six months ended June 30, 2016 from $661.1 million during the six months ended June 30, 2015. Carbon flat products net sales were 62.9% of total net sales in the first six months of 2016 compared to 66.2% of total net sales in the first six months of 2015. Specialty metals flat products net sales were 17.9% of total net sales in the first six months of 2016 compared to 15.9% of total net sales in the first six months of 2015. Tubular and pipe products net sales were 19.2% of total net sales in the first six months of 2016 compared to 17.9% of total net sales in the first six months of 2015. The decrease in net sales was due to a 1.8% decrease in sales volume, driven by a 7.1% decline in industry-wide shipments, and an 18.1% decline in average selling prices during the six months ended June 30, 2016 compared to the six months ended June 30, 2015. Sales volumes decreased in the carbon flat products segment and increased in the specialty metals flat products and tubular and pipe products segments during the first six months of 2016 compared to the first six months of 2015. Average direct selling prices decreased in all segments during the first six months of 2016 compared to the first six months of 2015 as market pricing for metals is still lower year-over-year even though pricing increased sequentially from the first quarter of 2016 and the second half of 2015.

Cost of materials sold decreased $50.1 million, or 19.6%, to $205.7 million in the second quarter of 2016 from $255.8 million in the second quarter of 2015. The decrease in cost of materials sold in the second quarter of 2016 is primarily related to lower metals pricing discussed above.

Cost of materials sold decreased $130.3 million, or 24.3%, to $405.5 million during the six months ended June 30, 2016 from $535.8 million during the six months ended June 30, 2015. The decrease in cost of materials sold was due to the decrease in metals cost during the six months ended June 30, 2016 compared to the six months ended June 30, 2015 discussed above.

As a percentage of net sales, gross profit (as defined in footnote (b) in the table above) increased to 24.8% in the second quarter of 2016 compared to 18.8% in the second quarter of 2015. As a percentage of net sales, gross profit increased to 23.8% in the six months ended June 30, 2016 compared to 19.0% in the six months ended June 30, 2015. The increase in the gross profit percentage during both periods is a result of metals prices sequentially increasing during the first six months of 2016, while our average cost of inventory and cost of materials sold contained lower-costed metal as we historically hold approximately two and a half to three months of material in inventory. This contrast to the declining metals pricing environment during the second quarter of 2015, when the average cost of inventory and cost of materials sold contained higher-costed metal.

Operating expenses in the second quarter of 2016 decreased $24.2 million, or 28.9%, to $59.6 million from $83.8 million in the second quarter of 2015. As a percentage of net sales, operating expenses decreased to 21.8% for the second quarter of 2016 from 26.5% in the comparable 2015 period. The $24.2 million decrease in operating expenses is attributable to the $24.5 million non-cash intangible asset impairment charges recorded in the second quarter of 2015 related to the tubular and pipe products segment. Operating expenses, excluding the impairment charges, increased $0.2 million, or 0.4% compared to a volume decrease of 0.8%. Operating expenses in the carbon flat products segment decreased $0.9 million, operating expenses in the specialty metals flat products segment increased $0.6 million, operating expenses in the tubular and pipe products segment decreased $24.4 million, of which $24.5 million related to non-cash intangible asset impairment charges, and Corporate expenses increased $0.5 million.

Operating expenses in the first six months of 2016 decreased $28.3 million, or 19.3%, to $118.1 million from $146.4 million in the first six months of 2015. As a percentage of net sales, operating expenses were 22.2% for the six months ended June 30, 2016 and 2015. The $28.3 million decrease in operating expenses is primarily attributable to the $24.5 million non-cash intangible asset impairment charges recorded during the first six months of 2015 related to the tubular and pipe products segment. Operating expenses, excluding the impairment charges, decreased $3.9 million, or 3.2% compared to a volume decrease of 1.8%. Operating expenses decreased in all categories, except for selling expenses, as reported on the Company’s Consolidated Statements of Comprehensive Income. Variable operating expenses, such as distribution and warehouse and processing, decreased $2.8 million, or 4.5%, as a result of the 1.8% volume decrease during the first six months of 2016. Occupancy expenses decreased $0.5 million, or 10.4%, as a result of operating with less warehouse space and lower utility and maintenance expenses. Selling expenses increased $0.9 million, or 8.7%, as a result of increased variable incentive compensation and increased headcount. Administrative and general expenses decreased by $1.3 million, or 3.9%, primarily related to reductions in labor and personnel expenses and centralization of certain administrative functions. Operating expenses in the carbon flat products segment decreased $3.6 million, operating expenses in the specialty metals products segment increased $1.0 million, operating expenses in the tubular and pipe products segment decreased $26.0 million, most of which related to the non-cash intangible asset impairment charges, and Corporate expenses increased $0.3 million.

Interest and other expense on debt totaled $1.3 million, 0.4% of net sales, for the second quarter of 2016 compared to $1.5 million, or 0.5% of net sales, for the second quarter of 2015. Interest and other expense on debt totaled $2.6 million, 0.5% of net sales, for the first six months of 2016 compared to $3.0 million, or 0.5% of net sales, for the first six months of 2015. Our effective borrowing rate, exclusive of deferred financing fees and commitment fees, was 2.4% for the first six months of 2016 compared to 2.1% for the first six months of 2015. Total average borrowings decreased $94 million, or 39.7%, from $237 million in the first six months of 2015 to $143 million in the first six months of 2016.

For the second quarter of 2016, income before income taxes totaled $7.0 million compared to loss before income taxes of $25.9 million in the second quarter of 2015. For the first half of 2016, income before income taxes totaled $5.8 million compared to loss before income taxes of $24.1 million in the first half of 2015. Loss before income taxes in 2015 included a $24.5 million non-cash intangible asset impairment charge.

An income tax provision of 49.3% was recorded for the second quarter of 2016, compared to an income tax benefit of 14.0% for the second quarter of 2015. An income tax provision of 51.6% was recorded for the first half of 2016, compared to an income tax benefit of 12.2% for the first half of 2015. During the three and six months ended June 30, 2016, we recorded a valuation allowance of $0.7 million to reduce certain state deferred tax assets to the amount that is more likely than not to be realized. The valuation allowance increased the effective tax rate by 9.4% and 11.4% for the three and six months ended June 30, 2016, respectively. During the six months ended June 30, 2015, we recorded a $16.5 million goodwill impairment charge pertaining to our tubular and pipe products segment. This non-deductible impairment charge reduced the effective tax rate by 24.5% and 26.2% for the three and six months ended June 30, 2015, respectively. Our tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items that are taken into account in the relevant period. Each quarter, we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment. We expect our effective tax rate to approximate 39% to 40% on an annual basis in 2016, excluding the impact of any non-recurring items.

Net income for the second quarter of 2016 totaled $3.6 million or $0.32 per basic and diluted share, compared to net loss of $22.3 million or ($1.99) per basic and diluted share for the second quarter of 2015. Net income for the first half of 2016 totaled $2.8 million or $0.25 per basic and diluted share, compared to net loss of $21.2 million or ($1.89) per basic and diluted share for the first half of 2015. For the six months ended June 30, 2015, the intangible asset impairments decreased earnings per share by $1.91 per basic and diluted share.

Segment Operations

Carbon flat products

The following table presents selected operating results for our carbon flat products segment for the periods indicated (dollars are shown in thousands, except for per ton information):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2016		2015		2016		2015
		% of net sales		% of net sales		% of net sales		% of net sales
Direct tons sold	252,368		250,588		496,867		498,547
Toll tons sold	20,079		27,964		42,430		55,704
Total tons sold	272,447		278,552		539,297		554,251

Net sales	$173,122	100.0	$209,207	100.0	$334,556	100.0	$437,752	100.0
Average selling price per ton	635		751		620		790
Cost of materials sold	129,137	74.6	170,312	81.4	255,664	76.4	358,589	81.9
Gross profit (a)	43,985	25.4	38,895	18.6	78,892	23.6	79,163	18.1
Operating expenses (b)	38,316	22.1	39,193	18.7	75,401	22.6	78,991	18.0
Operating income (loss)	$5,669	3.3	$(298)	(0.1)	$3,491	1.0	$172	0.0

(a) Gross profit is calculated as net sales less the cost of materials sold.
(b) Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Tons sold by our carbon flat products segment decreased 6 thousand tons, or 2.2%, to 272 thousand in the second quarter of 2016 from 279 thousand in the second quarter of 2015. The decrease in tons sold is due to decreased customer demand and lower industry-wide shipments in the second quarter of 2016 compared to the 2015 comparable period.

Tons sold by our carbon flat products segment decreased 15 thousand tons, or 2.7% to 539 thousand in the first half of 2016 from 554 thousand in the first half of 2015. The decrease in tons sold is due to decreased customer demand and lower industry-wide shipments in the first half of 2016 compared to the first half of 2015. Despite the further softening of industry-wide shipments in the second quarter of 2016, the Company maintained or grew its market share in most of the carbon flat products we sell. We expect the year-over-year demand trends to remain consistent in the third quarter of 2016 compared to the third quarter of 2015 with an anticipated sequential decrease from the second quarter of 2016 due to normal July shutdowns at our customers’ locations.

Net sales in our carbon flat products segment decreased $36.1 million, or 17.2%, to $173.1 million in the second quarter of 2016 from $209.2 million in the second quarter of 2015. The decrease in sales was due to a 2.2% decrease in sales volume and a 15.4% decrease in the average selling prices during the second quarter of 2016 compared to the second quarter of 2015. Average selling prices in the second quarter of 2016 were $635 per ton, compared with $751 per ton in the second quarter of 2015, and $605 per ton in the first quarter of 2016. The decrease in the average selling price is a result of the market dynamics discussed in the overview of Results of Operations above.

Net sales in our carbon flat products segment decreased $103.2 million, or 23.6% to $334.6 million in the first half of 2016 from $437.8 million in the first half of 2015. The decrease in sales was due to a 2.7% decrease in sales volume and a 21.5% decrease in average selling prices, as metals industry market prices are lower year-over-year even though they are increasing sequentially. Average selling prices in the first half of 2016 were $620 per ton, compared with $790 per ton in the first half of 2015.

Cost of materials sold decreased $41.2 million, or 24.2% to $129.1 million in the second quarter of 2016 from $170.3 million in the second quarter of 2015. The decrease in cost of materials sold was due to the lower market pricing and shipment levels discussed above, which decreased the average cost of goods sold per ton by 22.5% in the second quarter of 2016 compared to the same period in 2015.

Cost of materials sold decreased $102.9 million, or 28.7%, to $255.7 million in the first half of 2016 from $358.6 million in the first half of 2015. The decrease in cost of materials sold was due to a 2.7% decrease in sales volume and a 26.7% decrease in metals cost during the six months ended June 30, 2016 compared to the six months ended June 30, 2015.

As a percentage of net sales, gross profit (as defined in footnote (a) in the table above) increased to 25.4% in the second quarter of 2016 compared to 18.6% in the second quarter of 2015. Gross profit per ton increased $21 per ton to $161 per ton in the second quarter of 2016 from $140 per ton in the second quarter of 2015 and $131 per ton in the first quarter of 2016.

As a percentage of net sales, gross profit increased to 23.6% in the six months ended June 30, 2016 compared to 18.1% in the six months ended June 30, 2015. The increase in the gross profit percentage is a result of steel selling prices increasing faster than the cost of inventory, as we historically hold approximately two and a half to three months of material in inventory. Gross profit per ton increased $3 per ton to $146 per ton in the six months ended June 30, 2016 from $143 per ton in the six months ended June 30, 2015.

Operating expenses in the second quarter of 2016 decreased $0.9 million, or 2.2%, to $38.3 million from $39.2 million in the second quarter of 2015, which is consistent with the volume decrease. As a percentage of net sales, operating expenses increased to 22.1% for the second quarter of 2016 from 18.7% in the comparable 2015 period. Operating expenses in the first half of 2016 decreased $3.6 million, or 4.5%, to $75.4 million from $79.0 million in the first half of 2015. The operating expense decrease of 4.5% was greater than the volume decrease of 2.7% during the first six months of 2016. As a percentage of net sales, operating expenses increased to 22.6% for the first half of 2016 from 18.1% in the comparable 2015 period. The increase in operating expenses as a percentage of net sales is due to the decrease in net sales resulting from the lower metals prices discussed above.

Operating income for the second quarter of 2016 totaled $5.7 million, or 3.3% of net sales, compared to operating loss of $0.3 million, or (0.1%) of net sales for the second quarter of 2015. Operating income for the six months ended June 30, 2016 totaled $3.5 million, or 1.0% of net sales, compared to operating income of $0.2 million, or 0.0% of net sales for the six months ended June 30, 2015.

Specialty metals flat products

The following table presents selected operating results for our specialty metals flat products for the periods indicated (dollars are shown in thousands, except for per ton information):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2016		2015		2016		2015
		% of net sales		% of net sales		% of net sales		% of net sales
Direct tons sold	21,745		19,297		41,535		37,857
Toll tons sold	23		36		26		36
Total tons sold	21,768		19,333		41,561		37,893

Net sales	$49,529	100.0	$52,715	100.0	$95,359	100.0	$105,346	100.0
Average selling price per ton	2,275		2,727		2,294		2,780
Cost of materials sold	41,991	84.8	48,875	92.7	81,186	85.1	96,440	91.5
Gross profit (a)	7,538	15.2	3,840	7.3	14,173	14.9	8,906	8.5
Operating expenses (b)	4,971	10.0	4,414	8.4	9,850	10.4	8,890	8.5
Operating income (loss)	$2,567	5.2	$(574)	(1.1)	$4,323	4.5	$16	0.0

(a) Gross profit is calculated as net sales less the cost of materials sold.
(b) Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Tons sold by our specialty metals flat products segment increased 2 thousand tons, or 12.6%, to 22 thousand in the second quarter of 2016 from 19 thousand in the second quarter of 2015. The specialty metals flat products segment increased its market share in each of the stainless steel and aluminum products we sell.

Tons sold by our specialty metals flat products segment increased 4 thousand tons, or 9.7% to 42 thousand in the six months ended June 30, 2016 from 38 thousand in the six months ended June 30, 2015. We expect third quarter 2016 sales to increase over the same period in 2015 with an anticipated sequential decrease from the second quarter of 2016 due to normal July shutdowns at our customers’ locations.

Net sales in our specialty metals flat products segment decreased $3.2 million, or 6.0% to $49.5 million in the second quarter of 2016 from $52.7 million in the second quarter of 2015. The decrease in sales was due to a 16.6% decrease in average selling prices during the second quarter of 2016 compared to the second quarter of 2015, offset by a 12.6% increase in volume. Average selling prices in the second quarter of 2016 were $2,275 per ton, down $452 per ton, or 16.6%, from $2,727 per ton in the second quarter of 2015 and 0.2% from $2,312 per ton in the first quarter of 2016. The decrease in the year over year average selling price per ton is a result of the market dynamics discussed in the overview of Results of Operations above, including the declining price of nickel, which continue to pressure stainless steel and aluminum pricing.

Net sales in our specialty metals flat products segment decreased $9.9 million, or 9.5%, to $95.4 million in the first half of 2016 from $105.3 million in the first half of 2015. The decrease in sales was due to a 17.5% decrease in average selling prices, as metals industry market prices are lower year-over-year, offset by a 9.7% increase in sales volume. Average selling prices in the first half of 2016 were $2,294 per ton, compared with $2,780 per ton in the first half of 2015.

Cost of materials sold decreased $6.9 million, or 14.1% to $42.0 million in the second quarter of 2016 from $48.9 million in the second quarter of 2015. The decrease was due to a 23.7% decrease in the average cost of materials offset by a 12.6% increase in sales volume during the second quarter of 2016 compared to the second quarter of 2015.

Cost of materials sold decreased $15.2 million, or 15.8%, to $81.2 million in the first half of 2016 from $96.4 million in the first half of 2015. The decrease in cost of materials sold was due to a 23.3% decrease in metals cost offset by a 9.7% increase in sales volume during the six months ended June 30, 2016 compared to the six months ended June 30, 2015.

As a percentage of net sales, gross profit (as defined in footnote (a) in the table above) increased to 15.2% in the second quarter of 2016 from 7.3% in the second quarter of 2015. As a percentage of net sales, gross profit increased to 14.9% in the six months ended June 30, 2016 from 8.5% in the six months ended June 30, 2015. The increase in the gross profit percentage is a result of our cost of materials sold decreasing more than the average selling price during the three and six months ended June 30, 2016 compared to the same periods in 2015.

Operating expenses in the second quarter of 2016 increased $0.6 million, or 12.6%, to $5.0 million from $4.4 million in the second quarter of 2015, which is consistent with the volume increase. As a percentage of net sales, operating expenses increased to 10.0% of net sales for the second quarter of 2016 compared to 8.4% of net sales for the second quarter of 2015. Operating expenses in the first six months of 2016 increased $1.0 million, or 10.8%, to $9.9 million from $8.9 million in the first six months of 2015. The increase in operating expenses is consistent with the 9.8% volume increase. As a percentage of net sales, operating expenses increased to 10.4% of net sales for the six months ended June 30, 2016 compared to 8.5% for the six months ended June 30, 2015. Variable operating expenses, such as distribution and warehouse and processing increased as a result of higher sales volumes. Selling and administrative and general expenses increased as a result of increased variable based incentive compensation related to the increased sales volume and gross profit.

Operating income for the second quarter of 2016 totaled $2.6 million, or 5.2% of net sales, compared to operating loss of $0.6 million, or (1.1%) of net sales, for the second quarter of 2015. Operating income for the six months ended June 30, 2016 totaled $4.3 million, or 4.5% of net sales, compared to operating income of $16 thousand, or 0.0% of net sales, for the six months ended June 30, 2015.

Tubular and pipe products

The following table presents selected operating results for our tubular and pipe products segment for the periods indicated (dollars are shown in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2016		2015		2016		2015
		% of net sales		% of net sales		% of net sales		% of net sales
Net sales	$50,957	100.0	$53,329	100.0	$102,042	100.0	$118,018	100.0
Cost of materials sold (a)	34,560	67.8	36,651	68.7	68,658	67.3	80,748	68.4
Gross profit (b)	16,397	32.2	16,678	31.3	33,384	32.7	37,270	31.6
Operating expenses (c)	14,264	28.0	14,174	26.6	29,008	28.4	30,512	25.9
Goodwill and intangible asset impairment (d)	-	-	24,451	45.8	-	-	24,451	20.7
Operating income (loss)	$2,133	4.2	$(21,947)	(41.1)	$4,376	4.3	$(17,693)	(15.0)

(a)	Includes $400 and $650 of LIFO income for the three and six months ended June 30, 2015, respectively. There was no LIFO impact recorded in 2016.
(b)	Gross profit is calculated as net sales less the cost of materials sold.
(c)

Operating expenses are calculated as total costs and expenses less the cost of materials sold. 2015 excludes a $16,451 non-cash goodwill impairment charge and a $8,000 non-cash intangible asset impairment charge. (See note d).

(d)	The goodwill and intangible asset non-cash impairment charges are separately displayed for comparability purposes.

Net sales decreased $2.3 million, 4.4% to $51.0 million in the second quarter of 2016 from $53.3 million in the second quarter of 2015. The decrease is a result of a 10.2% decrease in average selling prices offset by a 6.4% increase in sales volume.

Net sales decreased $16.0 million, or 13.5% to $102.0 million in the six months ended June 30, 2016 from $118.0 million in the six months ended June 30, 2015. The decrease in net sales is a result of decreased average selling prices over the first six months of 2016 compared to the first six months of 2015 as sales volumes were similar during the two periods. Despite the year-over-year decrease in net sales, the Company maintained its market share in carbon pipe and tube products.

Cost of materials sold decreased $2.1 million, or 5.7%, to $34.6 million in the second quarter of 2016 from $36.7 million in the second quarter of 2015. During the second quarter of 2015 we recorded LIFO income of $400 thousand. No LIFO income or expense was recorded in the second quarter of 2016.

Cost of materials sold decreased $12.0 million, or 15.0% to $68.7 million in the first six months of 2015 from $80.7 million in the first six months of 2015. During the first six months of 2015, we recorded $650 thousand of LIFO income. No LIFO income or expense was recorded during the first six months of 2016. The decrease in cost of materials sold in 2016 is a result of decreased metals cost in 2016 compared to 2015, as volumes sold were comparable.

As a percentage of net sales, gross profit (as defined in footnote (b) in the table above) increased to 32.2% in the second quarter of 2016 from 31.3% in the second quarter of 2015. As a percentage of net sales, the $400 thousand LIFO income in 2015 increased gross profit by 0.8%. As a percentage of net sales, gross profit increased to 32.7% in the first six months of 2016 compared to 31.6% in the first six months of 2015. As a percentage of net sales, the $650 thousand LIFO income recorded in the six months ended June 30, 2015 increased prior year gross profit by 0.6%.

Operating expenses in the second quarter of 2016 decreased $24.4 million, or 63.1%, to $14.3 million from $38.6 million in the second quarter of 2015. As a percentage of net sales, operating expenses decreased to 28.0% for the second quarter of 2016 compared to 72.4% for the second quarter of 2015. Operating expenses in the six months ended June 30, 2016 decreased $26.0 million, or 47.2%, to $29.0 million from $55.0 million in the second quarter of 2015. As a percentage of net sales, operating expenses decreased to 28.4% in the first half of 2016 compared to 46.6% in the first half of 2015. The intangible asset impairment charges recorded in 2015 accounted for 94.2% of the operating expense decrease during the six months ended June 30, 2016. Operating expenses, excluding the impairment charges, increased $90 thousand, or 0.6% in the second quarter of 2016 compared to a volume increase of 6.4%, For the six months ended June 30, 2016, operating expenses decreased $1.5 million, or 4.9%, compared to a volume increase of 0.2%.

Operating income for the second quarter of 2016 totaled $2.1 million, or 4.2% of net sales, compared to operating loss of $21.9 million, or (41.2%) of net sales, for the second quarter of 2015. Operating income for the six months ended June 30, 2016 totaled $4.4 million, or 4.3% of net sales, compared to operating loss of $17.7 million, or (15.0%) of net sales, for the six months ended June 30, 2015. The 2015 operating losses were due to the intangible asset impairment charges.

Corporate expenses

Corporate expenses increased $0.4 million, or 28.6%, to $2.0 million in the second quarter of 2016 compared to $1.6 million in the second quarter of 2015. Corporate expenses increased $0.3 million, or 7.5%, to $3.8 million in the six months ended June 30, 2016 compared to $3.5 million in the six months ended June 30, 2015. The increase in corporate expenses is primarily attributable to increased variable based incentive compensation related to the increased profitability in the first half or 2016 compared to the first half of 2015. Corporate expenses include the unallocated expenses related to managing the entire Company, (i.e. all three segments) including payroll expenses for certain personnel, expenses related to being a publicly traded entity such as board of directors expenses, audit expenses, and various other professional fees.

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

Operating Activities

For the six months ended June 30, 2016, we generated $10.5 million of net cash from operations, of which $13.4 million was generated from operating activities and $2.9 million was used for working capital investments. For the six months ended June 30, 2015, we generated $44.9 million of net cash from operations, of which $7.0 million was generated from operating activities and $37.9 million was generated from a smaller working capital investment.

Net cash from operations totaled $13.4 million during the six months ended June 30, 2016 and consisted primarily of net income of $2.8 million and depreciation and amortization of $10.0 million. Net cash from operations totaled $7.0 million during the six months ended June 30, 2015 and consisted of a net loss of $21.2 million and a decrease in net long-term assets and liabilities of $7.6 million, offset by depreciation and amortization of $10.0 million, non-cash intangible asset impairment charges of $24.5 million, and stock-based compensation of $1.3 million.

Working capital at June 30, 2016 totaled $238.1 million, a $6.2 million increase from December 31, 2015. The increase was primarily attributable to a $20.5 million, or 22.1%, increase in accounts receivable (resulting from higher sales normally experienced in the six months ended June 30, 2016 compared to the lower sales in the fourth quarter and higher average selling prices in the first half of 2016 compared to the fourth quarter of 2015) and a $4.1 million increase in inventories offset by a $15.5 million increase in accounts payable and outstanding checks (resulting from increased inventory purchases and metals cost in the six months ended June 30, 2016 compared to the fourth quarter of 2015).

Investing Activities

Net cash used for capital expenditures was $3.6 million during the six months ended June 30, 2016, compared to $4.2 million during the six months ended June 30, 2015. The 2016 capital expenditures were attributable to additional processing equipment and improvements to our existing facilities. During 2016, we expect our capital spending to be less than $10 million.

Financing Activities

During the six months ended June 30, 2016, $4.7 million of cash was used for financing activities, which primarily consisted of $4.2 million of net repayments under our ABL Credit Facility and IRB. During the six months ended June 30, 2015, $36.0 million of cash was used for financing activities, which primarily consisted of $34.7 million of net repayments under our ABL Credit Facility.

Dividends paid were $0.4 million for both the six months ended June 30, 2016 and June 30, 2015. Regular dividend distributions in the future are subject to the availability of cash, the $2.5 million annual limitation on cash dividends under our ABL Credit Facility and continuing determination by our Board of Directors that the payment of dividends remains in the best interest of our shareholders.

Stock Repurchase Program

On October 2, 2015, we announced that our Board of Directors authorized a stock repurchase program of up to 550,000 shares of the Company’s issued and outstanding common stock, which could include open market repurchases, negotiated block transactions, accelerated stock repurchases or open market solicitations for shares, all or some of which may be effected through Rule 10b5-1 plans. Any of the repurchased shares will be held in our treasury, or canceled and retired as our Board may determine from time to time. Any repurchases of common stock are subject to the covenants contained in the ABL Credit Facility. Under the ABL Credit Facility, we may repurchase common stock and pay dividends up to $2.5 million in the aggregate during any trailing twelve months without restrictions. Purchases in excess of $2.5 million require us to (i) maintain availability in excess of 25% of the aggregate revolver commitments ($91.3 million at June 30, 2016) or (ii) to maintain availability equal to or greater than 15% of the aggregate revolver commitments ($54.8 million at June 30, 2016) and we must maintain a pro-forma ratio of EBITDA minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00. The timing and amount of any repurchases under the stock repurchase program will depend upon several factors, including market and business conditions, and limitations under the ABL Credit Facility, and repurchases may be discontinued at any time. During 2016, we expect to be limited to the $2.5 million available without restrictions to repurchase common stock and pay dividends.

No share repurchases were made during the six months ended June 30, 2016.

Debt Arrangements

Our ABL Credit Facility is collateralized by our accounts receivable and inventory. The ABL Credit Facility consists of a revolving credit line of $365 million. Revolver borrowings are limited to the lesser of a borrowing base, comprised of eligible receivables and inventories, or $365 million in the aggregate. The ABL Credit Facility matures on June 30, 2019.

The ABL Credit Facility requires us to comply with various covenants, the most significant of which include: (i) until maturity of the ABL Credit Facility, if any commitments or obligations are outstanding and our availability is less than the greater of $30 million or 10.0% of the aggregate amount of revolver commitments ($36.5 million at June 30, 2016), then we must maintain a ratio of EBITDA minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00 for the most recent twelve fiscal month period; (ii) limitations on dividend payments and stock repurchases; and (iii) restrictions on additional indebtedness. We have the option to borrow under our revolver based on the agent’s base rate plus a premium ranging from 0.00% to 0.25% or the London Interbank Offered Rate (LIBOR) plus a premium ranging from 1.25% to 3.00%.

As of June 30, 2016, the Company was in compliance with its covenants and had approximately $105 million of availability under the ABL Credit Facility.

As of June 30, 2016, $2.5 million of bank financing fees were included in “Prepaid expenses and other” and “Other long-term assets” on the accompanying Consolidated Balance Sheets. The financing fees are being amortized over the five-year term of the ABL Credit facility and are included in “Interest and other expense on debt” on the accompanying Consolidated Statements of Comprehensive Income.

In June 2012, we entered into a forward starting fixed rate interest rate hedge that commenced June 2013, in order to eliminate the variability of cash interest payments on $53.2 million of the then outstanding LIBOR-based borrowings under the ABL Credit Facility. The hedge, which matured on June 1, 2016, fixed the rate at 1.21% plus a premium ranging from 1.25% to 1.75%.

As part of the CTI acquisition in July 2011, we assumed approximately $5.9 million of Industrial Revenue Bond (IRB) indebtedness issued through the Stanly County, North Carolina Industrial Revenue and Pollution Control Authority. The bond matures in April 2018, with the option to provide principal payments annually on April 1st. On April 1, 2016, we paid an optional principal payment of $865 thousand. Since the IRB is remarketed annually, it is included in “Current portion of long-term debt” on the accompanying Consolidated Balance Sheets. Interest is payable monthly, with a variable rate that resets weekly. As a security for payment of the bonds, we obtained a direct pay letter of credit issued by JPMorgan Chase Bank, N.A. The letter of credit reduces annually by the principal reduction amount. The interest rate at June 30, 2016 was 0.7% for the IRB debt.

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

Approximately 51% and 50% of our consolidated net sales in the first six months of 2016 and 2015, respectively were directly related to industrial machinery and equipment manufacturers and their fabricators.

Inflation generally affects us by increasing the cost of employee wages and benefits, transportation services, processing equipment, energy and borrowings under our credit facility. General inflation, excluding the significant increase in metals pricing during the first half of 2016, has not had a material effect on our financial results during the past two years.

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

Our primary interest rate risk exposure results from variable rate debt. We have the option to enter into 30- to 180-day fixed base rate LIBOR loans under the ABL Credit Facility. As part of the CTI acquisition we assumed an interest rate swap agreement on the $5.9 million of IRB. The swap agreement matures in April 2018, but the notional amount may be reduced annually by the amount of the optional principal payments on the IRB. We are exposed to credit loss in the event of nonperformance by the other parties to the fixed interest rate hedge agreement. However, we do not anticipate nonperformance by the counterparties.

In June 2012, we entered into a forward starting fixed rate interest rate hedge that commenced June 2013, in order to eliminate the variability of cash interest payments on $53.2 million of the then outstanding LIBOR-based borrowings under the ABL Credit Facility. The hedge, which matured on June 1, 2016, fixed the rate at 1.21% plus a premium ranging from 1.25% to 1.75%.

Item 4. Controls and Procedures

The evaluation required by Rule 13a-15(e) of the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q has been carried out under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. These disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in reports that are filed with or submitted to the SEC is: (i) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2016, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during the second quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Items 1A, 2, 3, 4 and 5 of this Part II are either inapplicable or are answered in the negative and are omitted pursuant to the instructions to Part II.

Item 1. Legal Proceedings

We are party to various legal actions that we believe are ordinary in nature and incidental to the operation of our business. In the opinion of management, the outcome of the proceedings to which we are currently a party will not have a material adverse effect upon our results of operations, financial condition or cash flows.

Item 6. Exhibits

Exhibit	Description of Document	Reference

10.1	Amended and Restated Olympic Steel, Inc. 2007 Omnibus Incentive Plan	Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-8 (Registration No. 33-211023) filed with the Commission on April 29, 2016.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLYMPIC STEEL, INC.
(Registrant)

Date: August 2, 2016	By:	/s/ Michael D. Siegal
Michael D. Siegal
Chairman of the Board and Chief
Executive Officer

	By:	/s/ Richard T. Marabito
Richard T. Marabito
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description of Document	Reference

10.1	Amended and Restated Olympic Steel, Inc. 2007 Omnibus Incentive Plan	Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-8 (Registration No. 33-211023) filed with the Commission on April 29, 2016.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document