Form 10-Q
period 2016-09-30
OLYMPIC STEEL INC
filed 2016-11-03
CIK 917470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

( X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Large accelerated filer ( )	Accelerated filer (X)
Non-accelerated filer ( )	Smaller reporting company ( )
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined Rule 12b-2 of the Exchange Act). Yes ( ) No (X)

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding as of November 3, 2016
Common stock, without par value	10,963,448

Olympic Steel, Inc.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Olympic Steel, Inc.

Consolidated Balance Sheets

(in thousands)

	As of
	September 30, 2016	December 31, 2015
	(unaudited)
Assets
Cash and cash equivalents	$2,845	$1,604
Accounts receivable, net	110,989	92,877
Inventories, net (includes LIFO debit of $7,255 and $6,555 as of September 30, 2016 and December 31, 2015, respectively)	230,820	206,645
Prepaid expenses and other	6,225	7,820
Total current assets	350,879	308,946
Property and equipment, at cost	373,585	372,129
Accumulated depreciation	(214,943)	(205,591)
Net property and equipment	158,642	166,538
Intangible assets, net	24,091	24,757
Other long-term assets	16,355	13,229
Total assets	$549,967	$513,470

Liabilities
Current portion of long-term debt	$1,825	$2,690
Accounts payable	65,079	55,685
Accrued payroll	9,285	6,884
Other accrued liabilities	14,658	11,801
Total current liabilities	90,847	77,060
Credit facility revolver	163,516	145,800
Other long-term liabilities	14,668	11,419
Deferred income taxes	25,369	24,496
Total liabilities	294,400	258,775
Shareholders' Equity
Preferred stock	-	-
Common stock	128,563	128,129
Treasury stock	(699)	(699)
Accumulated other comprehensive loss	-	(70)
Retained earnings	127,703	127,335
Total shareholders' equity	255,567	254,695
Total liabilities and shareholders' equity	$549,967	$513,470

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Consolidated Statements of Comprehensive Income

(in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
	(unaudited)
Net sales	$268,255	$276,922	$800,212	$938,038
Costs and expenses
Cost of materials sold (excludes items shown separately below)	211,037	218,172	616,545	753,949
Warehouse and processing	20,034	21,261	61,561	65,520
Administrative and general	16,003	15,943	48,054	49,287
Distribution	8,995	8,950	27,762	27,819
Selling	5,629	5,315	17,361	16,106
Occupancy	2,135	2,196	6,630	7,212
Depreciation	4,172	4,409	13,231	13,627
Amortization	223	223	667	667
Goodwill and intangible asset impairment	-	-	-	24,451
Total costs and expenses	268,228	276,469	791,811	958,638
Operating income (loss)	27	453	8,401	(20,600)
Other income (loss), net	21	(84)	(42)	(141)
Income (loss) before interest and income taxes	48	369	8,359	(20,741)
Interest and other expense on debt	1,336	1,405	3,895	4,439
Income (loss) before income taxes	(1,288)	(1,036)	4,464	(25,180)
Income tax provision (benefit)	469	(438)	3,438	(3,391)
Net income (loss)	$(1,757)	$(598)	$1,026	$(21,789)
Gain/(loss) on cash flow hedge	-	(278)	-	(1,817)
Tax effect on cash flow hedge	-	107	-	699
Reclassification of loss included in net income, net of tax of $180 and $533 for the three and nine months ended September 30, 2015, respectively.	-	364	-	1,097
Total comprehensive income (loss)	$(1,757)	$(405)	$1,026	$(21,810)

Earnings per share:
Net income (loss) per share - basic	$(0.16)	$(0.05)	$0.09	$(1.95)
Weighted average shares outstanding - basic	11,219	11,203	11,206	11,200
Net income (loss) per share - diluted	$(0.16)	$(0.05)	$0.09	$(1.95)
Weighted average shares outstanding - diluted	11,219	11,203	11,206	11,200

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30,

(in thousands)

	2016	2015
	(unaudited)
Cash flows from (used for) operating activities:
Net income (loss)	$1,026	$(21,789)
Adjustments to reconcile net income (loss) to net cash from (used for) operating activities -
Depreciation and amortization	14,586	14,902
Goodwill and intangible asset impairment	-	24,451
Gain on disposition of property and equipment	(161)	-
Stock-based compensation	400	1,680
Other long-term assets	(3,713)	704
Other long-term liabilities	4,192	(9,526)
	16,330	10,422
Changes in working capital:
Accounts receivable	(18,112)	8,649
Inventories	(24,175)	82,077
Prepaid expenses and other	1,618	13,908
Accounts payable	10,913	(19,373)
Change in outstanding checks	(1,518)	(14,484)
Accrued payroll and other accrued liabilities	5,256	(11,862)
	(26,018)	58,915
Net cash from (used for) operating activities	(9,688)	69,337

Cash flows from (used for) investing activities:
Capital expenditures	(5,335)	(6,017)
Proceeds from disposition of property and equipment	161	3
Net cash used for investing activities	(5,174)	(6,014)

Cash flows from (used for) financing activities:
Credit facility revolver borrowings	230,911	283,092
Credit facility revolver repayments	(213,195)	(342,002)
Industrial revenue bond repayments	(865)	(840)
Credit facility fees and expenses	(125)	(125)
Proceeds from exercise of stock options (including tax benefits) and employee stock purchases	34	14
Dividends paid	(657)	(660)
Net cash from (used for) financing activities	16,103	(60,521)

Cash and cash equivalents:
Net change	1,241	2,802
Beginning balance	1,604	2,238
Ending balance	$2,845	$5,040

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Supplemental Disclosures of Cash Flow Information

For the Nine Months Ended September 30,

(in thousands)

	2016	2015
	(unaudited)
Interest paid	$3,257	$3,898
Income taxes paid	$890	$693

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Notes to Unaudited Consolidated Financial Statements

September 30, 2016

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

Accounts receivable are presented net of allowances for doubtful accounts and unissued credits of $2.6 million and $3.1 million as of September 30, 2016 and December 31, 2015, respectively. The allowance for doubtful accounts is maintained at a level considered appropriate based on historical experience and specific customer collection issues that have been identified. Estimations are based upon a calculated percentage of accounts receivable, which remains fairly level from year to year, and judgments about the probable effects of economic conditions on certain customers, which can fluctuate significantly from year to year. The Company cannot guarantee that the rate of future credit losses will be similar to past experience. The Company considers all available information when assessing the adequacy of its allowance for doubtful accounts and unissued credits each quarter.

3.	Inventories:

Inventories consisted of the following:

	Inventory as of
(in thousands)	September 30, 2016	December 31, 2015
Unprocessed	$185,553	$163,942
Processed and finished	45,267	42,703
Totals	$230,820	$206,645

The Company values certain of its tubular and pipe products inventory under the last-in, first-out (LIFO) method. At September 30, 2016 and December 31, 2015, approximately $42.7 million, or 18.5% of consolidated inventory, and $42.7 million, or 20.7% of consolidated inventory, respectively, was reported under the LIFO method of accounting. The cost of the remainder of the tubular and pipe products inventory is determined using a weighted average rolling first-in, first-out (FIFO) method.

For the three and nine months ended September 30, 2016, the Company recorded $0.7 million of LIFO income as a result of expected year-over-year decreases in carbon steel pricing and expected higher levels of inventory. For the nine months ended September 30, 2015, the Company recorded $1.7 million of LIFO income as a result of then expected year-over-year decreases in carbon, nickel and base stainless steel pricing offset by expected lower inventory quantities at December 31, 2015. Of the $1.7 million LIFO income, $1.1 million was recorded in the third quarter of 2015. The LIFO income increased the Company’s inventory balance and decreased its cost of materials sold.

If the FIFO method had been in use, inventories would have been $7.3 million and $6.6 million lower than reported at September 30, 2016 and December 31, 2015, respectively.

4.             Debt:

The Company’s debt is comprised of the following components:

	As of
	September 30,	December 31,
(in thousands)	2016	2015
Asset-based revolving credit facility due June 30, 2019	$163,516	$145,800
Industrial revenue bond due April 1, 2018	1,825	2,690
Total debt	165,341	148,490
Less current amount	(1,825)	(2,690)
Total long-term debt	$163,516	$145,800

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

The ABL Credit Facility requires the Company to comply with various covenants, the most significant of which include: (i) until maturity of the ABL Credit Facility, if any commitments or obligations are outstanding and the Company’s availability is less than the greater of $30 million or 10.0% of the aggregate amount of revolver commitments ($36.5 million at September 30, 2016), then the Company must maintain a ratio of EBITDA minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00 for the most recent twelve fiscal month period; (ii) limitations on dividend payments and common stock repurchases; and (iii) restrictions on additional indebtedness. The Company has the option to borrow under its revolver based on the agent’s base rate plus a premium ranging from 0.00% to 0.25% or the London Interbank Offered Rate (LIBOR) plus a premium ranging from 1.25% to 3.00%.

As of September 30, 2016, the Company was in compliance with its covenants and had approximately $86.1 million of availability under the ABL Credit Facility.

As of September 30, 2016, $2.2 million of bank financing fees were included in “Prepaid expenses and other” and “Other long-term assets” on the accompanying Consolidated Balance Sheets. The financing fees are being amortized over the five-year term of the ABL Credit facility and are included in “Interest and other expense on debt” on the accompanying Consolidated Statements of Comprehensive Income.

As part of the Chicago Tube and Iron (CTI) acquisition in July 2011, the Company assumed approximately $5.9 million of Industrial Revenue Bond (IRB) indebtedness issued through the Stanly County, North Carolina Industrial Revenue and Pollution Control Authority. The bond matures in April 2018, with the option to provide principal payments annually on April 1st. On April 1, 2016, the Company paid an optional principal payment of $865 thousand. Since the IRB is remarketed annually, it is included in “Current portion of long-term debt” on the accompanying Consolidated Balance Sheets. Interest is payable monthly, with a variable rate that resets weekly. As a security for payment of the bonds, the Company obtained a direct pay letter of credit issued by JPMorgan Chase Bank, N.A. The letter of credit reduces annually by the principal reduction amount. The interest rate at September 30, 2016 was 1.1% for the IRB debt.

CTI entered into an interest rate swap agreement to reduce the impact of changes in interest rates on the above IRB. At September 30, 2016, the effect of the swap agreement on the bond was to fix the rate at 3.46%. The swap agreement matures in April 2018, and is reduced annually by the amount of the optional principal payments on the bond. The Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap agreement. However, the Company does not anticipate nonperformance by the counterparties.

5.          Derivative Instruments:

Metals swaps and embedded customer derivatives

During 2016 and 2015, the Company entered into nickel swaps indexed to the London Metal Exchange (LME) price of nickel with third-party brokers. The nickel swaps are accounted for as derivatives for accounting purposes. The Company entered into them to mitigate its customers’ risk of volatility in the price of metals. The outstanding nickel swaps have one to two months remaining. The swaps are settled with the brokers at maturity. The economic benefit or loss arising from the changes in fair value of the swaps is contractually passed through to the customer. The primary risk associated with the metals swaps is the ability of customers or third-party brokers to honor their agreements with the Company related to derivative instruments. If the customer or third-party brokers are unable to honor their agreements, the Company’s risk of loss is the fair value of the metals swaps.

While these derivatives are intended to help the Company manage risk, they have not been designated as hedging instruments. The periodic changes in fair value of the metals and embedded customer derivative instruments are included in “Cost of materials sold” in the Consolidated Statements of Comprehensive Income. The Company recognizes derivative positions with both the customer and the third party for the derivatives and classifies cash settlement amounts associated with them as part of “Cost of materials sold” in the Consolidated Statements of Comprehensive Income. The cumulative change in fair value of the metals swaps that have not yet been settled are included in “Accounts receivable, net”, and the embedded customer derivatives are included in “Other accrued liabilities” on the Consolidated Balance Sheets at September 30, 2016. At December 31, 2015, the cumulative change in fair value of the metals swaps that had not yet settled were included in “Other accrued liabilities”, and the embedded customer derivatives were included in “Accounts receivable, net” on the Consolidated Balance Sheets.

In 2014, the Company entered into carbon swaps to mitigate its risk of volatility in the price of metals. The swaps were indexed to the New York Mercantile Exchange price of U.S. Midwest Domestic Hot-Rolled Coil Steel with third-party brokers and the carbon swaps matured during 2015. The periodic change in fair value of the metals hedges were included in “Accumulated other comprehensive loss” on the Consolidated Balance Sheet at December 31, 2015. The impact of the mark-to-market adjustment on settled hedges is recorded in “Cost of materials sold” in the accompanying Consolidated Statements of Comprehensive Income. The impact for the three and nine months ended September 30, 2015 was $544 thousand and $1.6 million of expense, respectively.

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

There was no net impact from the nickel swaps or embedded customer derivative agreements to the Company’s Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2016 and 2015. The table below shows the total impact to the Company’s Consolidated Statements of Comprehensive Income through net income of the derivatives for the three and nine months ended September 30, 2016 and 2015.

	Net Gain (Loss) Recognized
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015
Interest rate swap (CTI)	$(19)	$(15)	$(52)	$(50)
Fixed interest rate swap (ABL)	-	(90)	(98)	(284)
Cash flow metals hedges	-	(544)	-	(1,629)
Metals swaps	111	(571)	173	(1,958)
Embedded customer derivatives	(111)	571	(173)	1,958
Total loss	$(19)	$(649)	$(150)	$(1,963)

6.           Fair Value of Financial Instruments:

During the three months ended September 30, 2016, there were no transfers of financial assets between Levels 1, 2 or 3 fair value measurements. There have been no changes in the methodologies used at September 30, 2016 since December 31, 2015. Following is a description of the valuation methodologies used for assets and liabilities measured at fair value as of September 30, 2016 and December 31, 2015:

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

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company:

	Value of Items Recorded at Fair Value
	As of September 30, 2016
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Metals swaps	$-	$87	$-	$87
Total assets at fair value	$-	$87	$-	$87

Liabilities:
Embedded customer derivative	$-	$87	$-	$87
Interest rate swap (CTI)	-	49	-	49
Total liabilities recorded at fair value	$-	$136	$-	$136

	Value of Items Not Recorded at Fair Value
	As of September 30, 2016
(in thousands)	Level 1	Level 2	Level 3	Total
Liabilities:
IRB	$1,825	$-	$-	$1,825
Revolver	-	163,516	-	163,516
Total liabilities not recorded at fair value	$1,825	$163,516	$-	$165,341

The value of the items not recorded at fair value represent the carrying value of the liabilities.

	Value of Items Recorded at Fair Value
	As of December 31, 2015
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Embedded customer derivative	$-	$384	$-	$384
Total assets at fair value	$-	$384	$-	$384

Liabilities:
Metals swaps	$-	$384	$-	$384
Interest rate swap (CTI)	-	102	-	102
Fixed interest rate swap (ABL)	-	114	-	114
Total liabilities recorded at fair value	$-	$600	$-	$600

	Value of Items Not Recorded at Fair Value
	As of December 31, 2015
(in thousands)	Level 1	Level 2	Level 3	Total
Liabilities:
IRB	$2,690	$-	$-	$2,690
Revolver	-	145,800	-	145,800
Total liabilities not recorded at fair value	$2,690	$145,800	$-	$148,490

The value of the items not recorded at fair value represent the carrying value of the liabilities.

The fair value of the IRB is determined using Level 1 inputs. The carrying value and the fair value of the IRB that qualify as financial instruments were $1.8 million and $2.7 million at September 30, 2016 and December 31, 2015, respectively.

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

The Company’s Senior Management Compensation Program includes an equity component in order to encourage more ownership of common stock by the senior management. The Senior Management Compensation Program imposes stock ownership requirements upon the participants. Each participant is required to own at least 750 shares of common stock for each year that the participant participates in the Senior Management Compensation Program. Any participant that fails to meet the stock ownership requirements will be ineligible to receive any equity awards under the Company’s equity compensation plans, including the Plan, until the participant satisfies the ownership requirements. To assist participants in meeting the stock ownership requirements, on an annual basis, if a participant purchases 500 shares of common stock on the open market, the Company will award that participant 250 shares of common stock. During the nine months ended September 30, 2016 and 2015, the Company matched 2,500 and 8,750 shares, respectively. Additionally, any participant who continues to comply with the stock ownership requirements as of the five-year, 10-year, 15-year, 20-year and 25-year anniversaries of the participant’s participation in the Senior Management Compensation Program will receive a restricted stock unit award with a dollar value of $25 thousand, $50 thousand, $75 thousand, $100 thousand and $100 thousand, respectively. Restricted stock unit awards will convert into the right to receive shares of common stock upon a participant’s retirement, or earlier upon the participant’s death or disability or upon a change in control of the Company.

The above liability award plan was terminated for the carbon and specialty metals flat products segments on June 30, 2016 and will be terminated for the tubular and pipe products segment on December 31, 2016. The old plan has been replaced with a new equity award plan discussed below. As part of the termination of the old plan and the transition to the new plan, participants were paid the RSU grants that were earned to date, or a pro-rata amount of the RSUs earned, depending on the participants’ length of time they participated in the plan. After the payment of the RSUs noted above, the remaining liability of approximately $880 thousand was reversed in the second quarter of 2016 in accordance with Accounting Standards Codification No. 718.

On July 1, 2016, the Company created a new Senior Management Stock Incentive Program for certain participants. Under the new program, each participant is awarded RSUs with a dollar value equal to 10% of the participant’s base salary, up to a maximum of $17,500. The RSUs have a five-year vesting period and the RSUs will convert into the right to receive shares of common stock upon a participant’s retirement, or earlier upon the participant’s death or disability or upon a change in control of the Company. The carbon and specialty metals flat products segments adopted this new plan on July 1, 2016 and the tubular and pipe products segment will adopt the new plan on January 1, 2017.

During the third quarter of 2016, the Company adopted a formal RSU award program for employees who are promoted to an executive level position. During the quarter, Andrew Greiff received 10,573 RSUs upon his promotion to Executive Vice President and Chief Operating Officer.

Stock-based compensation expense or income recognized on RSUs for the three and nine months ended September 30, 2016 and 2015, respectively, is summarized in the following table:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2016	2015	2016	2015
RSU expense (income) before taxes	$162	$326	$(170)	$867
RSU expense (income) after taxes	$220	$188	$(39)	$530

All pre-tax income and expense related to RSUs were included in the caption “Administrative and general” on the accompanying Consolidated Statements of Comprehensive Income.

The following table summarizes the activity related to RSUs for the nine months ended September 30, 2016:

			Aggregate
	Number of	Weighted Average	Intrinsic Value
	Shares	Granted Price	(in thousands)
Outstanding at December 31, 2015	287,894	$22.39
Granted	137,935	15.19
Converted into shares	(3,239)	19.12
Forfeited	(1,104)	18.03
Outstanding at September 30, 2016	421,486	$19.92	$1,587
Vested at September 30, 2016	407,192	$19.86	$1,579

During the nine months ended September 30, 2016 and 2015, 3,239 and 2,437 RSUs, respectively, were converted into shares.

8.           Commitments and Contingencies:

The Company is party to various legal actions that it believes are ordinary in nature and incidental to the operation of its business. In the opinion of management, the outcome of the proceedings to which the Company is currently a party will not have a material adverse effect upon its results of operations, financial condition or cash flows. During the three and nine months ended September 30, 2016, the Company accrued an amount of $1.7 million related to an arbitration decision for a 2015 foreign steel purchase which was paid in October 2016. The amount was included in “Cost of materials sold” in the Consolidated Statements of Comprehensive Income. We have not incurred any charges of this nature in the comparable periods.

9.           Income Taxes:

Our quarterly tax provision and our quarterly estimate of our annual effective tax rate is subject to significant volatility due to several factors, including variability in accurately predicting our income before taxes and taxable income and loss and the mix of jurisdictions to which they relate, changes in law and relative changes of expenses or losses for which tax benefits are not recognized.  Additionally, our effective tax rate can be more or less volatile based on the amount of income before taxes.  For example, the impact of discrete items and non-deductible expenses on our effective tax rate is greater when our income before taxes is lower.

An income tax provision of $0.5 million on loss before taxes of $1.3 million was recorded for the three months ended September 30, 2016 resulting in an effective tax rate of negative 36.4%, compared to an income tax benefit of $0.4 million on loss before taxes of $1.0 million, or 42.3% for the three months ended September 30, 2015.  The tax provision recorded for the three months ended September 30, 2016 is primarily a result of an increase in tax expense from state and local income taxes applied against forecasted income for 2016 and discrete tax expense recorded during the third quarter of 2016, applied against a net loss for the quarter.

For the nine months ended September 30, 2016, the Company recorded an income tax provision of $3.4 million, or 77.0% of income before taxes, compared to an income tax benefit of $3.4 million, or 13.5%, for the nine months ended September 30, 2015.  Through the nine months ended September 30, 2016, the Company recorded a valuation allowance of $0.8 million to reduce certain state deferred tax assets to the amount that is more likely than not to be realized.  The valuation allowance increased the Company’s effective tax rate by 18.3% for the nine months ended September 30, 2016.  During the nine months ended September 30, 2015, the Company recorded a $16.5 million goodwill impairment charge pertaining to its tubular and pipe products segment.  This non-deductible impairment charge reduced the Company’s effective tax rate by 25.3% for the nine months ended September 30, 2015.

Our tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items that are taken into account in the relevant period.  Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment.

10.           Shares Outstanding and Earnings Per Share:

Earnings per share have been calculated based on the weighted average number of shares outstanding as set forth below:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2016	2015	2016	2015
Weighted average basic shares outstanding	11,219	11,203	11,206	11,200
Assumed exercise of stock options and issuance of stock awards	-	-	-	-
Weighted average diluted shares outstanding	11,219	11,203	11,206	11,200
Net income (loss)	$(1,757)	$(598)	$1,026	$(21,789)
Basic earnings (loss) per share	$(0.16)	$(0.05)	$0.09	$(1.95)
Diluted earnings (loss) per share	$(0.16)	$(0.05)	$0.09	$(1.95)
Anti-dilutive securities outstanding	167	124	167	124

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

The following table provides financial information by segment and reconciles the Company’s operating income by segment to the consolidated income before income taxes for the three and nine months ended September 30, 2016 and 2015.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands)	2016	2015	2016	2015
Net sales
Carbon flat products	$169,372	$176,656	$503,928	$614,408
Specialty metals flat products	49,539	46,470	144,898	151,816
Tubular and pipe products	49,344	53,796	151,386	171,814
Total net sales	$268,255	$276,922	$800,212	$938,038

Depreciation and amortization
Carbon flat products	$2,795	$2,905	$8,737	$9,213
Specialty metals flat products	203	175	586	525
Tubular and pipe products	1,372	1,527	4,499	4,480
Corporate	25	25	76	76
Total depreciation and amortization	$4,395	$4,632	$13,898	$14,294

Operating income (loss)
Carbon flat products	$(3,613)	$(1,100)	$(122)	$(929)
Specialty metals flat products	3,003	(358)	7,326	(340)
Tubular and pipe products	2,773	3,685	7,149	10,443
Corporate	(2,136)	(1,774)	(5,952)	(5,323)
Goodwill and intangible asset impairment (a)	-	-	-	(24,451)
Total operating income (loss)	$27	$453	$8,401	$(20,600)
Other income (loss), net	21	(84)	(42)	(141)
Income (loss) before interest and income taxes	48	369	8,359	(20,741)
Interest and other expense on debt	1,336	1,405	3,895	4,439
Income (loss) before income taxes	$(1,288)	$(1,036)	$4,464	$(25,180)

(a) The goodwill and intangible asset impairments relate to the Company's tubular and pipe products segment.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands)	2016	2015	2016	2015
Capital expenditures
Flat products	$1,145	$1,148	$3,930	$3,254
Tubular and pipe products	593	636	1,405	2,763
Corporate	-	-	-	-
Total capital expenditures	$1,738	$1,784	$5,335	$6,017

	As of
	September 30,	December 31,
(in thousands)	2016	2015
Total assets
Flat products segments	$357,184	$329,885
Tubular and pipe products	192,403	183,129
Corporate	380	456
Total assets	$549,967	$513,470

There were no material revenue transactions between the carbon flat products, specialty metals products, and tubular and pipe products segments.

The Company sells certain products internationally, primarily in Canada, Puerto Rico and Mexico. International sales are immaterial to the consolidated financial results and to the individual segments’ results.

12.           Recently Issued Accounting Updates:

In August 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No 2016-15, “Classification of certain cash receipts and cash payments”. This ASU addresses the following eight specific cash flow issues: Debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (COLIs) (including bank-owned life insurance policies (BOLIs)); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. The guidance will be effective for annual reporting periods beginning after December 15, 2017, and interim periods within those fiscal years with early adoption permitted. We are evaluating the impact of the future adoption of this standard on our consolidated financial statements.

In March 2016, the FASB issued ASU No 2016-09, “Improvements to Employee Share-Based Payment Accounting”. This ASU is part of the FASB’s Simplification Initiative and has been issued to reduce complexity in the presentation of employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance will be effective for annual reporting periods beginning after December 15, 2016 and interim periods within those fiscal years with early adoption permitted. We are evaluating the impact of the future adoption of this standard on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases”, which specifies the accounting for leases. The objective is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing and uncertainty of cash flows arising from a lease. This ASU introduces the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. The guidance will be effective for annual reporting periods beginning after December 15, 2018 and interim periods within those fiscal years with early adoption permitted. We are in the process of evaluating the impact of the future adoption of this standard on our consolidated financial statements.

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
●

unanticipated developments that could occur with respect to contingencies such as litigation, arbitration and environmental matters, including any developments that would require any increase in our costs for such contingencies.

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

At September 30, 2016, we employed approximately 1,700 people. Approximately 290 of the hourly plant personnel at the facilities listed below are represented by nine separate collective bargaining units. The table below shows the expiration dates of the collective bargaining agreements.

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

Results of Operations

Our results of operations are heavily impacted by the market price of metals. Over the past 24 months, metals prices have fluctuated significantly and changes to our net sales, cost of materials sold, gross profit, cost of inventory and profitability, are all impacted by industry metals pricing.

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

During the first six months of 2016, the price of metals increased and fully recovered the decrease experienced during 2015. Metals pricing peaked in June 2016, and has since decreased. Third quarter 2016 metals pricing decreased rapidly, and has continued to decline into the fourth quarter. Softer demand and the normal seasonal slowdowns in the third and fourth quarter due to holidays are contributing to the second half of 2016 pricing pressure. Although prices increased during the first half of 2016, the average selling price during the first nine months of 2016 is still lower than the average selling price during the first nine months of 2015. Spot selling prices generally move in tandem with market price changes, while contract selling prices typically lag and reset quarterly. Similarly, inventory costs (and therefore cost of materials sold) tend to move slower than market selling price changes due to mill lead times and inventory turnover impacting the rate of change in average cost. Our average cost of flat rolled inventory did not begin to increase until May 2016, even though market prices began increasing in mid-December 2015. As a result, our average selling prices in 2016 are still lower than our average selling prices in 2015, and together with lower year over year industry wide shipments, decreased our net sales in 2016.

Consolidated Operations

The following table presents consolidated operating results for the periods indicated (dollars are shown in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2016		2015		2016		2015
		% of net sales		% of net sales		% of net sales		% of net sales
Net sales	$268,255	100.0	$276,922	100.0	$800,212	100.0	$938,038	100.0
Cost of materials sold (a)	211,037	78.7	218,172	78.8	616,545	77.0	753,949	80.4
Gross profit (b)	57,218	21.3	58,750	21.2	183,667	23.0	184,089	19.6
Operating expenses (c)	57,191	21.3	58,297	21.1	175,266	21.9	180,238	19.2
Goodwill and intangible asset impairment (d)	-	-	-	-	-	-	24,451	2.6
Operating income (loss)	$27	0.0	$453	0.1	$8,401	1.1	$(20,600)	(2.2)
Other income (loss), net	21	-	(84)	-	(42)	-	(141)	-
Interest and other expense on debt	1,336	0.5	1,405	0.5	3,895	0.5	4,439	0.5
Income (loss) before income taxes	(1,288)	(0.5)	(1,036)	(0.4)	4,464	0.6	(25,180)	(2.7)
Income taxes	469	0.2	(438)	(0.2)	3,438	0.4	(3,391)	(0.5)
Net income (loss)	(1,757)	(0.7)	(598)	(0.2)	1,026	0.2	(21,789)	(2.3)

(a) Includes $700 of LIFO income for the three and nine months ended September 30, 2016. Includes $1,075 and $1,725 of LIFO income for the three and nine months ended September 30, 2015, respectively.
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

Net sales decreased $8.6 million, or 3.1%, to $268.3 million in the third quarter of 2016 from $276.9 million in the third quarter of 2015. Carbon flat products net sales were 63.1% of total net sales in the third quarter of 2016 compared to 63.8% of total net sales in the third quarter of 2015. Specialty metals flat products net sales were 18.5% of total net sales in the third quarter of 2016 compared to 16.8% of total net sales in the third quarter of 2015. Tubular and pipe products net sales were 18.4% of total net sales in the third quarter of 2016 compared to 19.4% of total net sales in the third quarter of 2015. The decrease in net sales was primarily due to a 2.5% decrease in sales volume during the third quarter of 2016 compared to the third quarter of 2015 and a 0.6% decrease in the average selling price. Average selling prices increased sequentially from the second quarter of 2016 by approximately 8.9%. Sales volumes increased in the specialty metals flat products segment and decreased in the carbon flat products and tubular and pipe products segments during the third quarter of 2016 compared to the third quarter of 2015. Average selling prices increased in the carbon flat products segment and decreased in the specialty metals flat products and tubular and pipe products segments during the third quarter of 2016 compared to the third quarter of 2015 as a result of year over year lower market pricing for metals.

Net sales decreased $137.8 million, or 14.7%, to $800.2 million during the nine months ended September 30, 2016 from $938.0 million during the nine months ended September 30, 2015. Carbon flat products net sales were 63.0% of total net sales in the first nine months of 2016 compared to 65.5% of total net sales in the first nine months of 2015. Specialty metals flat products net sales were 18.1% of total net sales in the first nine months of 2016 compared to 16.2% of total net sales in the first nine months of 2015. Tubular and pipe products net sales were 18.9% of total net sales in the first nine months of 2016 compared to 18.3% of total net sales in the first nine months of 2015. The decrease in net sales was due to a 2.0% decrease in sales volume, driven by a 6.8% decline in industry-wide shipments by U.S. service centers, and a 12.9% decline in average selling prices during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. Sales volumes decreased in the carbon flat products segment and increased in the specialty metals flat products and tubular and pipe products segments during the first nine months of 2016 compared to the first nine months of 2015. Average selling prices decreased in all segments during the first nine months of 2016 compared to the first nine months of 2015 as market pricing for metals is still lower year-over-year.

Cost of materials sold decreased $7.1 million, or 3.3%, to $211.0 million in the third quarter of 2016 from $218.2 million in the third quarter of 2015. The decrease in cost of materials sold in the third quarter of 2016 is primarily related to lower sales levels. Cost of materials sold decreased $137.4 million, or 18.2%, to $616.5 million during the nine months ended September 30, 2016 from $753.9 million during the nine months ended September 30, 2015. The decrease in cost of materials sold was primarily due to the decrease in metals cost during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 discussed above. During the three and nine months ended September 30, 2016, we accrued $1.7 million in our carbon flat products related to an arbitration decision for a 2015 foreign steel purchase which was paid in October 2016. The charge accounted for 0.8% of cost of materials sold during the three months ended September 30, 2016 and 0.3% of cost of materials sold during the nine months ended September 30, 2016.

As a percentage of net sales, gross profit (as defined in footnote (b) in the table above) remained relatively flat at 21.3% in the third quarter of 2016 compared to 21.2% in the third quarter of 2015. As a percentage of net sales, gross profit increased to 23.0% in the nine months ended September 30, 2016 compared to 19.6% in the nine months ended September 30, 2015. The increase in the gross profit percentage during both periods is a result of metals prices sequentially increasing during the first six months of 2016, while our average cost of inventory and cost of materials sold contained lower-costed metal as we historically hold approximately two and a half to three months of material in inventory. This contrasts to the declining metals pricing environment during the second quarter of 2015, when the average cost of inventory and cost of materials sold contained higher-costed metal. Metals pricing rapidly declined during the third quarter of 2016, although metals prices in the third quarter of 2016 are higher than metals prices in the third quarter of 2015. During the three and nine months ended September 30, 2016, we accrued $1.7 million related to an arbitration decision for a 2015 foreign steel purchase. The charge reduced gross profit by 0.6% and 0.2% during the three and nine months ended September 30, 2016, respectively.

Operating expenses in the third quarter of 2016 decreased $1.1 million, or 1.9%, to $57.2 million from $58.3 million in the third quarter of 2015. As a percentage of net sales, operating expenses increased to 21.3% for the third quarter of 2016 from 21.1% in the comparable 2015 period. Variable operating expenses, such as warehouse and processing, decreased $1.2 million, or 5.8%, compared to a volume decrease of 2.5% during the third quarter of 2016. Selling expenses increased $0.3 million, or 5.9%, as a result of increased variable incentive compensation and our decision to invest in more sales people during 2016 in order to increase market share. Operating expenses in the carbon flat products segment decreased $1.9 million, operating expenses in the specialty metals flat products segment increased $1.0 million, operating expenses in the tubular and pipe products segment decreased $0.6 million, and Corporate expenses increased $0.4 million.

Operating expenses in the first nine months of 2016 decreased $29.4 million, or 14.4%, to $175.3 million from $204.7 million in the first nine months of 2015. As a percentage of net sales, operating expenses were 21.9% for the nine months ended September 30, 2016 and 21.8% for the nine months ended September 30, 2015. The $29.4 million decrease in operating expenses is primarily attributable to the $24.5 million non-cash intangible asset impairment charges recorded during the first nine months of 2015 related to the tubular and pipe products segment. Operating expenses, excluding the impairment charges, decreased $5.0 million, or 2.8% compared to a volume decrease of 2.0%. Operating expenses decreased in all categories, except for selling expenses, as reported on the Company’s Consolidated Statements of Comprehensive Income. Variable operating expenses, such as distribution and warehouse and processing, decreased $4.0 million, or 4.3%, as a result of the 2.0% volume decrease during the first nine months of 2016. Occupancy expenses decreased $0.6 million, or 8.1%, as a result of operating with less warehouse space and lower utility and maintenance expenses. Selling expenses increased $1.3 million, or 7.8%, as a result of increased variable incentive compensation and our decision to invest in more sales people during 2016 in order to increase market share. Administrative and general expenses decreased by $1.2 million, or 2.5%, primarily related to reductions in labor and personnel expenses and centralization of certain administrative functions. Operating expenses in the carbon flat products segment decreased $5.5 million, operating expenses in the specialty metals products segment increased $2.0 million, operating expenses in the tubular and pipe products segment decreased $26.6 million, mainly due to the non-cash intangible asset impairment charges recorded in 2015, and Corporate expenses increased $0.6 million.

Interest and other expense on debt totaled $1.3 million, or 0.5% of net sales, for the third quarter of 2016 compared to $1.4 million, or 0.5% of net sales, for the third quarter of 2015. Interest and other expense on debt totaled $3.9 million, or 0.5% of net sales, for the first nine months of 2016 compared to $4.4 million, or 0.5% of net sales, for the first nine months of 2015. Our effective borrowing rate, exclusive of deferred financing fees and commitment fees, was 2.4% for the first nine months of 2016 compared to 2.1% for the first nine months of 2015. Total average borrowings decreased $76 million, or 33.8%, from $225 million in the first nine months of 2015 to $149 million in the first nine months of 2016.

For the third quarter of 2016, loss before income taxes totaled $1.3 million compared to loss before income taxes of $1.0 million in the third quarter of 2015. For the first nine months of 2016, income before income taxes totaled $4.5 million compared to loss before income taxes of $25.2 million in the first nine months of 2015. Loss before income taxes in 2015 included a $24.5 million non-cash intangible asset impairment charge.

An income tax provision of $0.5 million on loss before income taxes of $1.3 million was recorded for the third quarter of 2016 resulting in an effective tax rate of negative 36.4%, compared to an income tax benefit of $0.4 million on loss before income taxes of $1.0 million, or 42.3%, for the third quarter of 2015.  The tax provision recorded for the three months ended September 30, 2016 is primarily a result of an increase in tax expense from state and local income taxes applied against forecasted income for 2016 and discrete tax expense recorded during the third quarter of 2016, applied against net loss for the quarter.

An income tax provision of 77.0% was recorded for the first nine months of 2016, compared to an income tax benefit of 13.5% for the first nine months of 2015.  Through the nine months ended September 30, 2016, we recorded a valuation allowance of $0.8 million to reduce certain state deferred tax assets to the amount that is more likely than not to be realized.  The valuation allowance increased the effective tax rate by 18.3% for the nine months ended September 30, 2016. During the nine months ended September 30, 2015, we recorded a $16.5 million goodwill impairment charge pertaining to our tubular and pipe products segment.  This non-deductible impairment charge reduced the effective tax rate by 25.3% for the nine months ended September 30, 2015.  Our tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items that are taken into account in the relevant period.  Each quarter, we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment.   Given the relationship between fixed dollar tax items and income before taxes financial results, the effective tax rate can change materially based on small variations in income.

Net loss for the third quarter of 2016 totaled $1.8 million or $0.16 per basic and diluted share, compared to net loss of $0.6 million or $0.05 per basic and diluted share for the third quarter of 2015. Net income for the first nine months of 2016 totaled $1.0 million or $0.09 per basic and diluted share, compared to net loss of $21.8 million or $1.95 per basic and diluted share for the first nine months of 2015. For the nine months ended September 30, 2015, the intangible asset impairments decreased earnings per share by $1.91 per basic and diluted share.

Segment Operations

Carbon flat products

The following table presents selected operating results for our carbon flat products segment for the periods indicated (dollars are shown in thousands, except for per ton information):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2016		2015		2016		2015
		% of net sales		% of net sales		% of net sales		% of net sales
Direct tons sold	226,152		227,518		723,019		726,065
Toll tons sold	16,381		26,226		58,811		81,930
Total tons sold	242,533		253,744		781,830		807,995

Net sales	$169,372	100.0	$176,656	100.0	$503,928	100.0	$614,408	100.0
Average selling price per ton	698		696		645		760
Cost of materials sold	136,378	80.5	139,260	78.8	392,042	77.8	497,852	81.0
Gross profit (a)	32,994	19.5	37,396	21.2	111,886	22.2	116,556	19.0
Operating expenses (b)	36,607	21.6	38,496	21.8	112,008	22.2	117,485	19.1
Operating income (loss)	$(3,613)	(2.1)	$(1,100)	(0.6)	$(122)	(0.0)	$(929)	(0.2)

(a) Gross profit is calculated as net sales less the cost of materials sold.
(b) Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Tons sold by our carbon flat products segment decreased 11 thousand tons, or 4.4%, to 243 thousand in the third quarter of 2016 from 254 thousand in the third quarter of 2015. The decrease in tons sold is due to decreased customer demand and lower industry-wide shipments by U.S. service centers in the third quarter of 2016 compared to the 2015 comparable period.

Tons sold by our carbon flat products segment decreased 26 thousand tons, or 3.2% to 782 thousand in the first nine months of 2016 from 808 thousand in the first nine months of 2015. The decrease in tons sold is due to decreased customer demand and lower industry-wide shipments by U.S. service centers in the first nine months of 2016 compared to the first nine months of 2015. Despite the further softening of industry-wide shipments in the third quarter of 2016, the Company maintained or grew its market share in most of the carbon flat products it sells. We expect the year-over-year lower demand trends to remain consistent in the fourth quarter of 2016 compared to the fourth quarter of 2015 with an anticipated sequential decrease in shipments from the third quarter of 2016 due to the impacts of normal November and December holiday shutdowns at our customers’ locations.

Net sales in our carbon flat products segment decreased $7.3 million, or 4.1%, to $169.4 million in the third quarter of 2016 from $176.7 million in the third quarter of 2015. The decrease in sales was due to a 4.4% decrease in sales volume partially offset by a 0.3% increase in the average selling prices during the third quarter of 2016 compared to the third quarter of 2015. Average selling prices in the third quarter of 2016 were $698 per ton, compared with $696 per ton in the third quarter of 2015, and $635 per ton in the second quarter of 2016.

Net sales in our carbon flat products segment decreased $110.5 million, or 18.0% to $503.9 million in the first nine months of 2016 from $614.4 million in the first nine months of 2015. The decrease in sales was due to a 3.2% decrease in sales volume and a 15.2% decrease in average selling prices, as metals industry market prices are lower year-over-year. Average selling prices in the first nine months of 2016 were $645 per ton, compared with $760 per ton in the first nine months of 2015.

Cost of materials sold decreased $2.9 million, or 2.1%, to $136.4 million in the third quarter of 2016 from $139.3 million in the third quarter of 2015. The decrease in cost of materials sold was due to the lower shipment levels as the average cost of materials sold increased 2.5% in the third quarter of 2016 compared to the same period in 2015. During the three months ended September 30, 2016, we accrued $1.7 million related to an arbitration decision for a 2015 foreign steel purchase which was paid in October, 2016. The charge accounted for 1.3% of cost of materials sold during the three months ended September 30, 2016.

Cost of materials sold decreased $105.9 million, or 21.3%, to $392.0 million in the first nine months of 2016 from $497.9 million in the first nine months of 2015. The decrease in cost of materials sold was due to a 3.2% decrease in sales volume and a 18.6% decrease in metals cost during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. During the nine months ended September 30, 2016, we accrued $1.7 million related to an arbitration decision for a 2015 foreign steel purchase which was paid in October 2016. The charge accounted for 0.4% of cost of materials sold during the nine months ended September 30, 2016.

As a percentage of net sales, gross profit (as defined in footnote (a) in the table above) decreased to 19.5% in the third quarter of 2016 compared to 21.2% in the third quarter of 2015. Gross profit per ton decreased $11 per ton to $136 per ton in the third quarter of 2016 from $147 per ton in the third quarter of 2015 and $161 per ton in the second quarter of 2016. The arbitration decision discussed above reduced gross profit by 1.0% during the three months ended September 30, 2016.

As a percentage of net sales, gross profit increased to 22.2% in the nine months ended September 30, 2016 compared to 19.0% in the nine months ended September 30, 2015. Gross profit per ton decreased $1 per ton to $143 per ton in the nine months ended September 30, 2016 from $144 per ton in the nine months ended September 30, 2015. The arbitration decision discussed above reduced gross profit by 0.3% during the nine months ended September 30, 2016.

Operating expenses in the third quarter of 2016 decreased $1.9 million, or 4.9%, to $36.6 million from $38.5 million in the third quarter of 2015, compared to the 4.4% volume decrease. As a percentage of net sales, operating expenses decreased to 21.6% for the third quarter of 2016 from 21.8% in the comparable 2015 period. Operating expenses in the first nine months of 2016 decreased $5.5 million, or 4.7%, to $112.0 million from $117.5 million in the first nine months of 2015. The operating expense decrease of 4.7% was greater than the volume decrease of 3.2% during the first nine months of 2016. As a percentage of net sales, operating expenses increased to 22.3% for the first nine months of 2016 from 19.1% in the comparable 2015 period. The increase in operating expenses as a percentage of net sales is due to the decrease in net sales resulting from the lower metals prices discussed above.

Operating loss for the third quarter of 2016 totaled $3.6 million, or 2.1% of net sales, compared to operating loss of $1.1 million, or 0.6% of net sales for the third quarter of 2015. Operating loss for the nine months ended September 30, 2016 totaled $0.1 million, or 0.0% of net sales, compared to operating loss of $0.9 million, or 0.2% of net sales for the nine months ended September 30, 2015.

Specialty metals flat products

The following table presents selected operating results for our specialty metals flat products for the periods indicated (dollars are shown in thousands, except for per ton information):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2016		2015		2016		2015
		% of net sales		% of net sales		% of net sales		% of net sales
Direct tons sold	21,636		17,665		63,171		55,521
Toll tons sold	46		-		102		36
Total tons sold	21,682		17,665		63,273		55,557

Net sales	$49,539	100.0	$46,470	100.0	$144,898	100.0	$151,816	100.0
Average selling price per ton	2,285		2,631		2,290		2,733
Cost of materials sold	41,547	83.9	42,872	92.3	122,733	84.7	139,310	91.8
Gross profit (a)	7,992	16.1	3,598	7.7	22,165	15.3	12,506	8.2
Operating expenses (b)	4,989	10.1	3,956	8.5	14,839	10.2	12,846	8.4
Operating income (loss)	$3,003	6.1	$(358)	(0.8)	$7,326	5.1	$(340)	(0.2)

(a) Gross profit is calculated as net sales less the cost of materials sold.
(b) Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Tons sold by our specialty metals flat products segment increased 4 thousand tons, or 22.7%, to 22 thousand in the third quarter of 2016 from 18 thousand in the third quarter of 2015. The specialty metals flat products segment increased its market share in 2016 for each of the stainless steel and aluminum products we sell.

Tons sold by our specialty metals flat products segment increased 7 thousand tons, or 13.9% to 63 thousand in the nine months ended September 30, 2016 from 56 thousand in the nine months ended September 30, 2015. We expect fourth quarter 2016 sales to increase over the same period in 2015 with an anticipated sequential decrease from the third quarter of 2016 due to the impact of normal seasonal holiday shutdowns at our customers’ locations.

Net sales in our specialty metals flat products segment increased $3.0 million, or 6.6%, to $49.5 million in the third quarter of 2016 from $46.5 million in the third quarter of 2015. The increase in sales was due to a 22.7% increase in sales volume offset by a 13.1% decrease in the average selling prices during the third quarter of 2016 compared to the third quarter of 2015. Average selling prices in the third quarter of 2016 were $2,285 per ton, down $345 per ton, or 13.1%, from $2,630 per ton in the third quarter of 2015, but up $10 per ton, or 0.4% from $2,275 per ton in the second quarter of 2016. The decrease in the year over year average selling price per ton is a result of the market pricing dynamics discussed in the overview of Results of Operations above.

Net sales in our specialty metals flat products segment decreased $6.9 million, or 4.6%, to $144.9 million in the first nine months of 2016 from $151.8 million in the first nine months of 2015. The decrease in sales was due to a 16.2% decrease in average selling prices, as metals industry market prices are lower year-over-year, offset by a 13.9% increase in sales volume. Average selling prices in the first nine months of 2016 were $2,290 per ton, compared with $2,733 per ton in the first nine months of 2015.

Cost of materials sold decreased $1.4 million, or 3.1% to $41.5 million in the third quarter of 2016 from $42.9 million in the third quarter of 2015. The decrease was due to a 21.0% decrease in the average cost of materials offset by a 22.7% increase in sales volume during the third quarter of 2016 compared to the third quarter of 2015.

Cost of materials sold decreased $16.6 million, or 11.9%, to $122.7 million in the first nine months of 2016 from $139.3 million in the first nine months of 2015. The decrease in cost of materials sold was due to a 22.6% decrease in metals cost offset by a 13.9% increase in sales volume during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

As a percentage of net sales, gross profit (as defined in footnote (a) in the table above) increased to 16.1% in the third quarter of 2016 from 7.7% in the third quarter of 2015. As a percentage of net sales, gross profit increased to 15.3% in the nine months ended September 30, 2016 from 8.2% in the nine months ended September 30, 2015. The increase in the gross profit percentage is a result of our cost of materials sold decreasing more than the average selling price during the three and nine months ended September 30, 2016 compared to the same periods in 2015.

Operating expenses in the third quarter of 2016 increased $1.0 million, or 26.1%, to $5.0 million from $4.0 million in the third quarter of 2015. As a percentage of net sales, operating expenses increased to 10.1% for the third quarter of 2016 compared to 8.5% for the third quarter of 2015. Operating expenses in the first nine months of 2016 increased $2.0 million, or 15.5%, to $14.8 million from $12.8 million in the first nine months of 2015. As a percentage of net sales, operating expenses increased to 10.3% for the nine months ended September 30, 2016 compared to 8.4% for the nine months ended September 30, 2015. Variable operating expenses, such as distribution and warehouse and processing increased as a result of higher sales volumes. Selling and administrative and general expenses increased as a result of increased variable based incentive compensation related to the increased sales volume and gross profit.

Operating income for the third quarter of 2016 totaled $3.0 million, or 6.1% of net sales, compared to operating loss of $0.4 million, or 0.8% of net sales, for the third quarter of 2015. Operating income for the nine months ended September 30, 2016 totaled $7.3 million, or 5.1% of net sales, compared to operating loss of $0.3 million, or 0.2% of net sales, for the nine months ended September 30, 2015.

Tubular and pipe products

The following table presents selected operating results for our tubular and pipe products segment for the periods indicated (dollars are shown in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2016		2015		2016		2015
		% of net sales		% of net sales		% of net sales		% of net sales
Net sales	$49,344	100.0	$53,796	100.0	$151,386	100.0	$171,814	100.0
Cost of materials sold (a)	33,112	67.1	36,040	67.0	101,770	67.2	116,787	68.0
Gross profit (b)	16,232	32.9	17,756	33.0	49,616	32.8	55,027	32.0
Operating expenses (c)	13,459	27.3	14,071	26.2	42,467	28.1	44,584	25.9
Goodwill and intangible asset impairment (d)	-	-	-	-	-	-	24,451	14.2
Operating income (loss)	$2,773	5.6	$3,685	6.8	$7,149	4.7	$(14,008)	(8.1)

(a) Includes $700 of LIFO income for the three and nine months ended September 30, 2016. Includes $1,075 and $1,725 of LIFO income for the three and nine months ended September 30, 2015, respectively.
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

Net sales decreased $4.5 million, or 8.3%, to $49.3 million in the third quarter of 2016 from $53.8 million in the third quarter of 2015. The decrease is a result of a 7.4% decrease in average selling prices and a 0.9% decrease in sales volume.

Net sales decreased $20.4 million, or 11.9%, to $151.4 million in the nine months ended September 30, 2016 from $171.8 million in the nine months ended September 30, 2015. The decrease in net sales is a result of decreased average selling prices over the first nine months of 2016 compared to the first nine months of 2015, as sales volumes were similar during the two periods. Despite the year-over-year decrease in net sales, the Company increased its market share in carbon pipe and tube products.

Cost of materials sold decreased $2.9 million, or 8.1%, to $33.1 million in the third quarter of 2016 from $36.0 million in the third quarter of 2015. During the third quarter of 2016 and 2015 we recorded LIFO income of $0.7 million and $1.1 million, respectively.

Cost of materials sold decreased $15.0 million, or 12.9%, to $101.8 million in the first nine months of 2016 from $116.8 million in the first nine months of 2015. During the first nine months of 2016 and 2015, we recorded $0.7 million and $1.7 million of LIFO income, respectively. The decrease in cost of materials sold in 2016 is a result of decreased metals cost in 2016 compared to 2015, as volumes sold were comparable.

As a percentage of net sales, gross profit (as defined in footnote (b) in the table above) were comparable at 32.9% in the third quarter of 2016 versus 33.0% in the third quarter of 2015. As a percentage of net sales, the $0.7 million and $1.1 million of LIFO income recorded in the third quarter of 2016 and 2015, respectively, increased gross profit by 1.4% and 2.0%. As a percentage of net sales, gross profit increased to 32.8% in the first nine months of 2016 compared to 32.0% in the first nine months of 2015. As a percentage of net sales, LIFO income recorded in the nine months ended September 30, 2016 and 2015, respectively, increased gross profit by 0.5% and 1.0%.

Operating expenses in the third quarter of 2016 decreased $0.6 million, or 4.3%, to $13.5 million from $14.1 million in the third quarter of 2015. As a percentage of net sales, operating expenses increased to 27.3% for the third quarter of 2016 compared to 26.2% for the third quarter of 2015. Operating expenses in the nine months ended September 30, 2016 decreased $26.5 million, or 38.5%, to $42.5 million from $69.0 million in the nine months ended September 30, 2015. As a percentage of net sales, operating expenses decreased to 28.1% in the first nine months of 2016 compared to 40.1% in the first nine months of 2015. The intangible asset impairment charges recorded in 2015 accounted for 92.0% of the operating expense decrease during the nine months ended September 30, 2016.

Operating income for the third quarter of 2016 totaled $2.8 million, or 5.6%, of net sales, compared to operating income of $3.7 million, or 6.8% of net sales, for the third quarter of 2015. Operating income for the nine months ended September 30, 2016 totaled $7.1 million, or 4.7% of net sales, compared to operating loss of $14.0 million, or 8.1% of net sales, for the nine months ended September 30, 2015. The 2015 operating losses were due to the intangible asset impairment charges.

Corporate expenses

Corporate expenses increased $0.3 million, or 20.4%, to $2.1 million in the third quarter of 2016 compared to $1.8 million in the third quarter of 2015. Corporate expenses increased $0.7 million, or 11.8%, to $6.0 million in the nine months ended September 30, 2016 compared to $5.3 million in the nine months ended September 30, 2015. The increase in corporate expenses is primarily attributable to increased variable based incentive compensation related to the increased profitability in the first nine months of 2016 compared to the first nine months of 2015. Corporate expenses include the unallocated expenses related to managing the entire Company, (i.e. all three segments) including payroll expenses for certain personnel, expenses related to being a publicly traded entity such as board of directors expenses, audit expenses, and various other professional fees.

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

Operating Activities

For the nine months ended September 30, 2016, we used $9.7 million of net cash for operations, of which $16.3 million was generated from operating activities and $26.0 million was used for working capital investments. For the nine months ended September 30, 2015, we generated $69.3 million of net cash from operations, of which $10.4 million was generated from operating activities and $58.9 million was generated from a smaller working capital investment.

Net cash from operations totaled $16.3 million during the nine months ended September 30, 2016 and primarily consisted of net income of $1.0 million and depreciation and amortization of $14.6 million. Net cash from operations totaled $10.4 million during the nine months ended September 30, 2015 and consisted of a net loss of $21.8 million and a decrease in net long-term assets and liabilities of $8.8 million, offset by depreciation and amortization of $14.9 million, non-cash intangible asset impairment charges of $24.5 million, and stock-based compensation of $1.6 million.

Working capital at September 30, 2016 totaled $260.0 million, a $28.1 million increase from December 31, 2015. The increase was primarily attributable to a $24.2 million, or 11.7%, increase in inventories and an $18.1 million, or 19.5%, increase in accounts receivable (resulting from higher sales normally experienced in the third quarter of 2016 compared to the lower sales in the fourth quarter of 2015) offset by a $10.9 million increase in accounts payable (resulting from increased inventory purchases in the third quarter of 2016 compared to the fourth quarter of 2015).

Investing Activities

Net cash used for capital expenditures was $5.3 million during the nine months ended September 30, 2016, compared to $6.0 million during the nine months ended September 30, 2015. The 2016 capital expenditures were attributable to additional processing equipment and improvements to our existing facilities. During 2016, we expect our capital spending to be less than $10 million.

Financing Activities

During the nine months ended September 30, 2016, $16.1 million of cash was generated from financing activities, which primarily consisted of $17.7 million of net borrowings under our ABL Credit Facility, offset by $0.9 million IRB repayments and $0.7 million of dividend payments. During the nine months ended September 30, 2015, $60.5 million of cash was used for financing activities, which primarily consisted of $59.8 million of net repayments under our ABL Credit Facility and IRB.

Dividends paid were $0.7 million for both the nine months ended September 30, 2016 and September 30, 2015. In November 2016, our Board of Directors approved a regular quarterly dividend of $0.02 per share, which will be paid on December 15, 2016 to shareholders of record as of December 1, 2016. Regular dividend distributions in the future are subject to the availability of cash, the $2.5 million annual limitation on cash dividends under our ABL Credit Facility and continuing determination by our Board of Directors that the payment of dividends remains in the best interest of our shareholders.

Stock Repurchase Program

On October 2, 2015, we announced that our Board of Directors authorized a stock repurchase program of up to 550,000 shares of the Company’s issued and outstanding common stock, which could include open market repurchases, negotiated block transactions, accelerated stock repurchases or open market solicitations for shares, all or some of which may be effected through Rule 10b5-1 plans. All of the repurchased shares will be held in our treasury, or canceled and retired as our Board may determine from time to time. Any repurchases of common stock are subject to the covenants contained in the ABL Credit Facility. Under the ABL Credit Facility, we may repurchase common stock and pay dividends up to $2.5 million in the aggregate during any trailing twelve months without restrictions. Purchases in excess of $2.5 million require us to (i) maintain availability in excess of 25% of the aggregate revolver commitments ($91.3 million at September 30, 2016) or (ii) to maintain availability equal to or greater than 15% of the aggregate revolver commitments ($54.8 million at September 30, 2016) and we must maintain a pro-forma ratio of EBITDA minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00. The timing and amount of any repurchases under the stock repurchase program will depend upon several factors, including market and business conditions, and limitations under the ABL Credit Facility, and repurchases may be discontinued at any time. During 2016, we expect to be limited to the $2.5 million available without restrictions to repurchase common stock and pay dividends.

No share repurchases were made during the nine months ended September 30, 2016.

Debt Arrangements

Our ABL Credit Facility is collateralized by our accounts receivable and inventory. The ABL Credit Facility consists of a revolving credit line of $365 million. Revolver borrowings are limited to the lesser of a borrowing base, comprised of eligible receivables and inventories, or $365 million in the aggregate. The ABL Credit Facility matures on June 30, 2019.

The ABL Credit Facility requires us to comply with various covenants, the most significant of which include: (i) until maturity of the ABL Credit Facility, if any commitments or obligations are outstanding and our availability is less than the greater of $30 million or 10.0% of the aggregate amount of revolver commitments ($36.5 million at September 30, 2016), then we must maintain a ratio of EBITDA minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00 for the most recent twelve fiscal month period; (ii) limitations on dividend payments and stock repurchases; and (iii) restrictions on additional indebtedness. We have the option to borrow under our revolver based on the agent’s base rate plus a premium ranging from 0.00% to 0.25% or the London Interbank Offered Rate (LIBOR) plus a premium ranging from 1.25% to 3.00%.

As of September 30, 2016, the Company was in compliance with its covenants and had approximately $86.1 million of availability under the ABL Credit Facility.

As of September 30, 2016, $2.2 million of bank financing fees were included in “Prepaid expenses and other” and “Other long-term assets” on the accompanying Consolidated Balance Sheets. The financing fees are being amortized over the five-year term of the ABL Credit facility and are included in “Interest and other expense on debt” on the accompanying Consolidated Statements of Comprehensive Income.

In June 2012, we entered into a forward starting fixed rate interest rate hedge that commenced June 2013, in order to eliminate the variability of cash interest payments on $53.2 million of the then outstanding LIBOR-based borrowings under the ABL Credit Facility. The hedge, which matured on June 1, 2016, fixed the rate at 1.21% plus a premium ranging from 1.25% to 1.75%.

As part of the CTI acquisition in July 2011, we assumed approximately $5.9 million of IRB indebtedness issued through the Stanly County, North Carolina Industrial Revenue and Pollution Control Authority. The bond matures in April 2018, with the option to provide principal payments annually on April 1st. On April 1, 2016, we paid an optional principal payment of $865 thousand. Since the IRB is remarketed annually, it is included in “Current portion of long-term debt” on the accompanying Consolidated Balance Sheets. Interest is payable monthly, with a variable rate that resets weekly. As a security for payment of the bonds, we obtained a direct pay letter of credit issued by JPMorgan Chase Bank, N.A. The letter of credit reduces annually by the principal reduction amount. The interest rate at September 30, 2016 was 1.1% for the IRB debt.

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

Rising metals prices result in higher working capital requirements for us and our customers. Some customers may not have sufficient credit lines or liquidity to absorb significant increases in the price of metals. While we have generally been successful in the past in passing on producers’ price increases and surcharges to our customers, there is no guarantee that we will be able to pass on price increases to our customers in the future. Declining metals prices have generally adversely affected our net sales and net income, while increasing metals prices have generally favorably affected our net sales and net income.

Approximately 51% and 50% of our consolidated net sales in the first nine months of 2016 and 2015, respectively, were directly related to industrial machinery and equipment manufacturers and their fabricators.

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

Item 4. Controls and Procedures

The evaluation required by Rule 13a-15(e) of the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q has been carried out under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. These disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in reports that are filed with or submitted to the SEC is: (i) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2016, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during the third quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits

Exhibit	Description of Document	Reference

10.1	Andrew S. Greiff Employment Agreement effective as of August 19, 2016	Incorporated by reference to Exhibit 10.38 to Registrant’s Form 8-K filed with the Commission on August 23, 2016 (Commission File No. 0-23320).

10.2	Form of Management Retention Agreement	Incorporated by reference to Exhibit 10.39 to Registrant’s Form 8-K filed with the Commission on August 23, 2016 (Commission File No. 0-23320).

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLYMPIC STEEL, INC.
(Registrant)

Date: November 3, 2016	By: /s/ Michael D. Siegal
Michael D. Siegal
Chairman of the Board and Chief
Executive Officer

By: /s/ Richard T. Marabito
Richard T. Marabito
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description of Document	Reference

10.1	Andrew S. Greiff Employment Agreement effective as of August 19, 2016	Incorporated by reference to Exhibit 10.38 to Registrant’s Form 8-K filed with the Commission on August 23, 2016 (Commission File No. 0-23320).

10.2	Form of Management Retention Agreement	Incorporated by reference to Exhibit 10.39 to Registrant’s Form 8-K filed with the Commission on August 23, 2016 (Commission File No. 0-23320).

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document