Form 10-K
period 2016-12-31
OLYMPIC STEEL INC
filed 2017-03-02
CIK 917470

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

( X )	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Year Ended December 31, 2016

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

Large accelerated filer ( )	Accelerated filer (X)
Non-accelerated filer ( )	Small reporting company ( )
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ( ) No (X)

As of June 30, 2016, the aggregate market value of voting stock held by nonaffiliates of the registrant based on the closing price at which such stock was sold on the Nasdaq Global Select Market on such date approximated $247,703,193.

The number of shares of common stock outstanding as of March 2, 2017 was 10,963,863.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days of the close of its fiscal year ended December 31, 2016, portions of which document shall be deemed to be incorporated by reference in Part III of this Annual Report on Form 10-K from the date such document is filed.

PART I

ITEM 1.	BUSINESS

The Company

We are a leading metals service center that operates in three reportable segments; carbon flat products, specialty metals flat products and tubular and pipe products. The carbon flat products segment and the specialty metals flat products segment are at times consolidated and referred to as the flat products segments. Some of the flat products segments’ assets and resources are shared by the carbon and specialty metals segments and both segments’ products are stored in the shared facilities and, in some locations, processed on shared equipment. We provide metals processing and distribution services for a wide range of customers. Our carbon flat products segment’s focus is on the direct sale and distribution of large volumes of processed carbon and coated flat-rolled sheet, coil and plate products, and fabricated parts. Our specialty metals flat products segment’s focus is on the direct sale and distribution of processed aluminum and stainless flat-rolled sheet and coil products, flat bar products and fabricated parts. Through our tubular and pipe products segment, which consists of our Chicago Tube & Iron, or CTI, subsidiary we distribute metal tubing, pipe, bar, valves and fittings and fabricate pressure parts supplied to various industrial markets.

Products that require more value-added processing generally have a higher gross profit. Accordingly, our overall gross profit is affected by, among other things, product mix, the amount of processing performed, the demand for and availability of metals, and volatility in selling prices and material purchase costs. We also perform toll processing of customer-owned metals. We sell certain products internationally, primarily in Canada, Mexico and the Dominican Republic. International sales have increased over the past couple of years to 2.2% of consolidated net sales in 2016, but are still immaterial to our consolidated financial results and to the individual segments’ results.

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

Corporate History

Our company was founded in 1954 by the Siegal family as a general steel service center. Michael Siegal, the son of one of the founders, began his career with us in the early 1970s and has served as our Chief Executive Officer since 1984, and as our Chairman of the Board of Directors since 1994. David Wolfort, our President, joined us as General Manager in 1984. In the late 1980s, our business strategy changed from a focus on warehousing and distributing steel from a single facility with no major processing equipment to a focus on geographic and product growth, customer diversity and value-added processing. An integral part of our growth has been the acquisition and start-up of processing and sales operations, and the investment in processing equipment. In 1994, we completed an initial public offering and, in 1996, we completed a follow-on offering of our common stock. In July 2011, we acquired CTI, a private leading distributor of tubing, pipe, bar, valves, and fittings, which represents our tubular and pipe products segment. Andrew Greiff, our newly appointed Executive Vice President and Chief Operating Officer joined us in 2009 and has managed the Company’s rapidly expanding specialty metals business.

Business Strategy and Objectives

We believe that the metals service center and processing industry is driven by the following primary trends: (i) shift by customers to fewer suppliers that are larger and financially strong; (ii) increased customer demand for more frequent deliveries, higher quality products and services; and (iii) globalization of metals industry participants.

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

Our profit improvement program, initiated in 2015 to reduce operating expenses and enhance margins, is now integrated into our operations. This plan included eliminating certain leased properties, lowering transportation, labor and personnel expenses, centralization of certain administrative functions, as well as inventory and purchasing initiatives. We successfully executed on the initiatives of the plan, which has led to reduced operating expenses and improved efficiencies.

We are focused on specific operating objectives including: (i) managing inventory turnover; (ii) managing operating expenses; (iii) maintaining targeted cash turnover rates; (iv) investing in value-added processing and material handling equipment; (v) growing our market share; (vi) investing in technology and business information systems; (vii) improving safety performance; and (viii) improving on-time delivery and quality performance for our customers.

These operating objectives are supported by:

●	A set of core values, which are communicated, practiced and measured throughout the Company.
●

Our “flawless execution” program (Fe), which is an internal recognition program that rewards employees who achieve profitable growth by delivering superior customer service and exceeding customer expectations.

●	Operational initiatives designed to improve efficiencies and reduce costs by improving three key sub-systems:
●	Operating system: Focused on continuously improving processes through waste and variation elimination using Lean Six Sigma tools and employee certifications.
●	Cultural system: Focused on creating the environment to facilitate change and improve the way we work and create value.
●	Management system: Focused on creating the measurements and governance structure to support continuous improvement.

●	New information systems and key metric reporting to focus managers on achieving specific operating objectives.
●	Alignment of compensation with the financial objectives and performance of the Company and the achievement of specific financial and operating objectives.

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

Investments and Acquisitions. Historically, we have accelerated our growth through acquisitions and capital investments in facilities and processing equipment. When the results of sales and marketing efforts and our financial justifications indicate that there is sufficient customer demand for a particular product, process or service, we may purchase equipment to satisfy that demand. We also evaluate our existing equipment to ensure that it remains productive, and we upgrade, replace, redeploy or dispose of equipment when necessary. During the five-year period ended December 31, 2012, we spent approximately $160 million on the CTI acquisition and over $125 million on capital investments for new facilities and processing equipment in support of our strategic growth initiatives. Since 2013, we continued to invest in processing equipment to support customer demand and to respond to the growing trend among original equipment manufacturers (our customers) to outsource non-core production processes, such as plate processing, machining, welding and fabrication, in order to concentrate on engineering, design and assembly.

Our capital investments during the past three years have primarily consisted of a stretcher leveling line as well as other processing equipment for our expanded value-added customer base in Winder, Georgia, added tube and pipe distribution capabilities from our Cleveland, Ohio and Monterey, Mexico facilities and additional processing equipment in our tubular and pipe products segment.

Sales and Marketing. We believe that our commitments to quality, service, just-in-time delivery and field sales personnel have enabled us to build and maintain strong customer relationships. We continuously analyze our customer base to ensure that strategic customers are properly targeted and serviced, while focusing our efforts to supply and successfully service multi-location customers from multi-location Olympic facilities. We service certain customers with carbon and specialty metals flat products and tubular and pipe products through cross-stocking of products in certain facilities.

We offer business solutions to our customers through value-added and value-engineered services. We also provide inventory stocking programs and in-plant Olympic Steel employees located at certain customer locations to help reduce customers’ costs. Our owned truck fleet further enhances our just-in-time deliveries based on our customers’ requirements.

Our flawless execution (Fe) program is a commitment to provide superior customer service while striving to exceed customer expectations. This program includes tracking on-time delivery and quality performance against objectives, and recognition of employee initiatives to improve efficiencies, streamline processes or reduce operating expenses at each operation.

We believe our large and experienced sales force provides strategic advantages. Our sales force makes direct daily sales calls to customers throughout the continental United States, Canada and Mexico. The continuous interaction between our sales force and active and prospective customers provides us with valuable market information and sales opportunities, including opportunities for outsourcing, improving customer service and increasing sales.

Our sales efforts are further supported by metallurgists, engineers, technical and quality service personnel and product specialists who have specific expertise in carbon and stainless steel, aluminum, alloy plate and steel fabrication as well as tubular and pipe products. We have expanded our sales force to increase market share in all of our segments. Our services for certain customers also include integration into our internal business systems to provide cost efficiencies for both us and our customers.

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

Commencing with 2015, the flat products segment has been separated into two reportable segments; carbon flat products and specialty metals flat products. The flat products segments’ assets and resources are shared by the carbon and specialty metals segments and both segments’ products are, in some instances, stored in the shared facilities and processed on the shared equipment.

The following table sets forth, as of December 31, 2016, the major pieces of processing equipment in operation by segment:

Processing Equipment	Consolidated Flat Products	Tubular and Pipe Products	Total
Tempering	3	-	3
Stretcher-leveling	2	-	2
Cutting-to-length	12	12	24
Slitting	10	-	10
Shearing	11	-	11
Blanking	4	-	4
Plate processing	26	-	26
Laser processing	27	8	35
Forming	18	-	18
Machining	53	84	137
Painting	3	1	4
Tube processing	2	39	41
Finishing	29	3	32
Total	200	147	347

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

Customers and Distribution

We have a diverse customer and geographic base, which helps to reduce the inherent risk and cyclicality of our business. Net sales to our top three customers, in the aggregate, approximated 8.9%, 11.6% and 11.1% of our consolidated net sales in 2016, 2015 and 2014, respectively. We serve customers in metals consuming industries, including manufacturers and fabricators of transportation and material handling lift equipment, construction, mining and farm equipment, storage tanks, environmental and energy generation equipment, automobiles, food service and electrical equipment, military vehicles and equipment, as well as general and plate fabricators and metals service centers. The table below shows the percentage of our consolidated net sales to the largest industries for the past three years.

Industry	2016	2015	2014
Industrial machinery and equipment manufacturers and their fabricators	51.3%	49.4%	50.6%
Automobile manufacturers and their suppliers	9.8%	9.6%	7.9%
Metals service centers	9.7%	7.2%	9.1%
Residential and commercial construction	8.3%	10.2%	8.2%
Transportation equipment manufacturers	6.4%	7.1%	5.6%
All others <5%	14.5%	16.5%	18.6%

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

We process our metals to specific customer orders as well as for stocking programs. Many of our larger customers commit to purchase on a regular basis at agreed upon or indexed prices for periods ranging from three to twelve months. To help mitigate price volatility risks, these price commitments are generally matched with corresponding supply arrangements, or to a lesser degree by commodities hedging. Customers notify us of specific release dates as processed products are required. Customers typically notify us of release dates anywhere from a just-in-time basis to one month before the release date. Therefore, we are required to carry sufficient inventory to meet the short lead time and just-in-time delivery requirements of our customers. CTI produces pressure parts and other fabricated components primarily for industrial boiler applications representing 1.7% of consolidated net sales in 2016. These products typically take several months to produce due to their size and complexity. Due to the time required for production, we may require progress payments throughout the construction period.

The current global economic environment has resulted in increased supply chain scrutiny by our customers and potential customers. We believe our size, geographic footprint, financial position, and our focus on quality and customer service are advantageous in maintaining our customer base and in securing new customers.

Raw Materials

Our principal raw materials are carbon, coated and stainless steel and aluminum, in the forms of pipe and tube, flat rolled sheet, coil and plate that we typically purchase from multiple primary metals producers. The metals industry as a whole is cyclical and at times pricing and availability of material can be volatile due to numerous factors beyond our control, including general domestic and global economic conditions, domestic and global supply and demand imbalance, competition, lead times from metals producers, fluctuations in the costs of raw materials necessary to produce metals, import duties and tariffs and currency exchange rates. This volatility can significantly affect the availability and cost of raw materials for us.

Inventory management is a key profitability driver in the metals service center industry. We, like many other metals service centers, maintain substantial inventories of metals to accommodate the short lead times and just-in-time delivery requirements of our customers. Accordingly, we purchase metals in an effort to maintain our inventory at levels that we believe to be appropriate to satisfy the anticipated needs of our customers based upon historic buying practices, purchase commitments with customers and market conditions.

Our commitments to purchase metals are generally at prevailing market prices in effect at the time we place our orders. During the past three years, we have entered into pass through nickel and carbon swaps at the request of our customers in order to mitigate our customers’ risk of volatility in the price of metals. The swaps are settled with the brokers at maturity and the economic benefit or loss arising from the changes in fair value of the swaps is contractually passed through to the customer. During 2014, we entered into cash flow metals hedges to mitigate our risk of volatility in the price of metals. The cash flow hedges were settled with the brokers at maturity and the economic benefit or loss arising from the changes in fair value of the hedges was recorded to “Cost of Materials Sold” in the Consolidated Statements of Comprehensive Income. All of the metals cash flow hedges settled during 2015, and we have no outstanding metals cash flow hedges as of December 31, 2016.

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

The metals producing supply base has experienced significant consolidation, with a few suppliers accounting for a majority of the domestic carbon steel market. We purchased approximately 54% and 51% of our total metals requirements from our three largest suppliers in 2016 and 2015, respectively. Although we have no long-term supply commitments, we believe we have good relationships with our metals suppliers. If, in the future, we are unable to obtain sufficient amounts of metals on a timely basis, we may not be able to obtain metals from alternate sources at competitive prices. In addition, interruptions or reductions in our supply of metals could make it difficult to satisfy our customers’ just-in-time delivery requirements, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

System and Process Enhancements. We have completed development of business system solutions to replace our legacy information systems and have successfully implemented new ERP systems at most of our locations and have decommissioned three legacy systems as of December 31, 2016. We continue to implement these new systems to provide standardized business processes, enhanced inventory management, production cost, and sales administrative controls, and reduced technical support requirements. Our business analysts work with our quality team to identify opportunities for efficiency and improved customer service. We collaborate across the metal supply chain, working with metals producers, service providers, customers, and industry-sponsored organizations to develop industry processing standards to drive cost out of the supply chain.

Information security and continuous availability of information processing are of highest priority. Our information professionals employ proven security and monitoring practices and tools. In case of physical emergency or threat, our new ERP systems, accounting systems, internet and communications systems are duplicated at a secure off-site computing facility or through secure, multi-site cloud providers, with migration of our other systems which are in progress.

Employees

At December 31, 2016, we employed approximately 1,660 people. Approximately 280 of the hourly plant personnel are represented by nine separate collective bargaining units. The table below shows the expiration dates of the collective bargaining agreements.

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

Seasonality

Seasonal factors may cause demand fluctuations within the year which could impact our results of operations. Typically, demand in the first half of the year is stronger than the second half of the year, as it contains more ship days and is not impacted by the seasonal shut-downs in July, November and December due to holidays.

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

Forward-Looking Information

This Annual Report on Form 10-K and other documents we file with the SEC contain various forward-looking statements that are based on current expectations, estimates, forecasts and projections about our future performance, business, our beliefs and our management’s assumptions. In addition, we, or others on our behalf, may make forward-looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, conferences, webcasts, phone calls and conference calls. Words such as “may,” “will,” “anticipate,” “should,” “intend,” “expect,” “believe,” “estimate,” “project,” “plan,” “potential,” and “continue,” as well as the negative of these terms or similar expressions are intended to identify forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those implied by such statements including, but not limited to, those set forth in Item 1A (Risk Factors) below and the following:

●	general and global business, economic, financial and political conditions;
●	competitive factors such as the availability, global production levels and pricing of metals, industry shipping and inventory levels and rapid fluctuations in customer demand and metals pricing;
●	cyclicality and volatility within the metals industry;
●	the strengthening of the U.S. dollar and the related impact on foreign steel pricing, U.S. exports, and foreign imports to the United States;
●	the levels of imported steel in the United States and any associated tariffs and duties;
●	the availability and costs of transportation and logistical services;
●

the successes of our strategic efforts and initiatives to increase sales volumes, maintain or improve working capital turnover and free cash flows, improve our customer service, and achieve cost savings, including our internal program to improve earnings;

●	our ability to generate free cash flow through operations and repay debt within anticipated time frames;
●	events or circumstances that could impair or adversely impact the carrying value of any of our assets;
●	risks and uncertainties associated with intangible assets, including additional impairment charges related to indefinite lived intangible assets;
●	events or circumstances that could adversely impact the successful operation of our processing equipment and operations;
●	the amounts, successes and our ability to continue our capital investments and strategic growth initiatives, including our business information system implementations;
●	the successes of our operational initiatives to improve our operating, cultural and management systems and reduce our costs;
●	the ability to comply with the terms of our asset-based credit facility;
●	the ability of our customers and third parties to honor their agreements related to derivative instruments;
●	customer, supplier and competitor consolidation, bankruptcy or insolvency;
●	reduced production schedules, layoffs or work stoppages by our own, our suppliers’ or customers’ personnel;
●	the impacts of union organizing activities and the success of union contract renewals;
●	the timing and outcomes of inventory lower of cost or market adjustments and last-in, first-out, or LIFO, income, especially during periods of declining market pricing;
●	the ability of our customers (especially those that may be highly leveraged, and those with inadequate liquidity) to maintain their credit availability;
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

●	changes in laws or regulations or the manner of their interpretation or enforcement could impact our financial performance and restrict our ability to operate our business or execute our strategies.

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

Our principal raw materials are carbon and stainless steel and aluminum flat rolled coil, sheet, plate, pipe and tube that we typically purchase from multiple primary metals producers. The metals industry as a whole is cyclical and, at times, pricing and availability of metals can be volatile due to numerous factors beyond our control, including general domestic and international economic conditions, sales levels, competition, levels of inventory held by other metals service centers, producer lead times, higher raw material costs for the producers of metals, imports, import duties and tariffs and currency exchange rates. This volatility can significantly affect the availability and cost of raw materials for us.

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

Approximately 51.3% of our 2016 consolidated net sales were to industrial machinery and equipment manufacturers and their fabrications. Due to the concentration of customers in the industrial machinery and equipment industry, a decline in production levels in that industry could result in lower sales, gross profits and profitability. Approximately 9.8% of our 2016 consolidated net sales were to automotive manufacturers or manufacturers of automotive components and parts, whom we refer to as automotive customers. Historically, due to the concentration of customers in the automotive industry, our gross profits on these sales have generally been less than our gross profits on sales to customers in other industries.

We may not be able to retain or expand our customer base if the U.S. manufacturing industry erodes or if the U.S. dollar continues to strengthen.

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

We have derived and expect to continue to derive a significant portion of our revenues from a relatively limited number of customers. Collectively, our top three customers accounted for approximately 8.9% and 11.6% of our consolidated net sales in 2016 and 2015, respectively. Many of our larger customers commit to purchase on a regular basis at agreed upon prices over periods from three to twelve months. We generally do not have long-term contracts with our customers. As a result, the relationship, as well as particular orders, can generally be terminated with relatively little advance notice. The loss of any one of our major customers or decrease in demand by those customers or credit constraints placed on them could have a material adverse effect on our business, our results of operations and our cash flows.

An interruption in the sources of our metals supply could have a material adverse effect on our results of operations.

In recent years, the metals producing supply base has experienced significant consolidation with a few domestic producers accounting for a majority of the domestic metals market. Collectively, we purchased approximately 54% and 51% of our total metals requirements from our three largest suppliers in 2016 and 2015, respectively. The number of available suppliers could be reduced in the future by factors such as further industry consolidation or bankruptcies affecting metals suppliers. Additionally, fewer available suppliers increases the risk of supply disruption through both scheduled and unscheduled supplier outages. We have no long-term supply commitments with our metals suppliers. If, in the future, we are unable to obtain sufficient amounts of metals on a timely basis, we may not be able to obtain metals from alternate sources at competitive prices. In addition, interruptions or reductions in our supply of metals could make it difficult to satisfy our customers’ just-in-time delivery requirements, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Conversely, the addition of new mill sources and decreased domestic demand could lead to domestic over capacity, which could lead to a decrease in steel prices.

We depend, in part, on third parties for transportation services, and increases in costs or the availability of transportation could adversely affect our business and operations.

We ship products throughout the United States via our in-house truck fleet or by third-party trucking firms. Products sold to foreign customers are shipped either directly from metals producers to the customer or to an intermediate processor, and then to the customer by rail, truck or ocean carrier. Our business depends on the transportation of a large number of products. We depend to a certain extent on third parties for transportation of our products as well as delivery of our raw materials.

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

We are in the process of implementing new information systems and eliminating our legacy operating systems. The objective is to standardize and streamline business processes and improve support for our service center and fabrication business. Risks associated with the phased implementation include, but are not limited to:

●	a significant deployment of capital and a significant use of management and employee time;
●	the possibility that software and implementation vendors may not be able to support the project as planned;
●	the possibility that the timelines, costs or complexities related to the new system implementation will be greater than expected;
●	the possibility that the software, once fully implemented, does not function as planned;
●	the possibility that benefits from the new systems may be less or take longer to realize than expected;
●	the possibility that disruptions from the implementation may make it difficult for us to maintain relationships with our customers, employees or suppliers; and
●	limitations on the availability and adequacy of proprietary software or consulting, training and project management services, as well as our ability to retain key personnel.

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

Until our new systems implementations are completed, we maintain separate regional legacy computer-based systems in the operation of our business and we depend on these systems to a significant degree, particularly for inventory management. These systems are vulnerable to, among other things, damage or interruption from fire, flood, tornado and other natural disasters, power loss, computer system and network failures, operator negligence, physical and electronic loss of data or security breaches and computer viruses. Although we have secure back-up systems off-site, the destruction or failure of any one of our computer-based systems for any significant period of time could materially adversely affect our business, financial condition, results of operations and cash flows.

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

Our success is dependent upon the management and leadership skills of our senior management team. We have employment agreements, which include non-competition provisions, with our Chief Executive Officer, our President, the President of CTI, our Executive Vice President and Chief Operating Officer and our Chief Financial Officer that expire on January 1, 2018, December 31, 2020, June 30, 2021, July 1, 2020 and January 1, 2021, respectively. The loss of any member of our senior management team or the failure to attract and retain additional qualified personnel could prevent us from implementing our business strategy.

We may not achieve the expected results of our profit improvement programs or operational initiatives.

The profit improvement programs initiated in 2015 to reduce operating expenses and enhance margins included eliminating certain leased properties, lowering transportation, labor and personnel expenses, centralization of certain administrative functions, as well as inventory and purchasing initiatives.

In addition, our operational initiatives are designed to improve efficiencies and lower our costs. The initiatives are focused on continuously improving processes through waste and variation elimination using Lean Six Sigma tools and employee certifications. The risks associated with these initiatives include, but are not limited to:

●	a significant use of management and employee time;
●	the possibility that the initiatives do not meet expectations; and
●	the possibility that the initiatives do not provide the expected or sustained economic results.

Difficulties associated with executing our profit improvement plan and operational initiatives could adversely affect our business, our customer service, our results of operations and our cash flows.

Processing equipment investments at our existing locations may be unable to achieve expected results, and events or circumstances that could adversely impact the successful operation of new processing equipment and operations could have a material adverse effect on our results of operations.

We continue to invest in processing equipment to support customer demand. Although we have successfully installed new and used processing equipment in the past, we can provide no assurance that future installations will be successful, or achieve expected results. Risks associated with the installations include, but are not limited to:

●	a significant use of management and employee time;
●	the possibility that the performance of the equipment does not meet expectations; and
●	the possibility that disruptions from the installations may make it difficult for us to maintain relationships with our respective customers, employees or suppliers.

Difficulties associated with the installation of new processing equipment could adversely affect our business, our customer service, our results of operations and our cash flows.

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

The borrowings under our credit facility are primarily at variable interest rates. If interest rates in the future were to increase 100 basis points (1.0%) from December 31, 2016 rates and, assuming no change in total debt from December 31, 2016 levels, the additional annual interest expense to us would be approximately $1.6 million.

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

At December 31, 2016, we employed approximately 1,660 people. Approximately 280 of the hourly plant personnel are represented by nine separate collective bargaining units. Any prolonged work stoppages by our personnel represented by collective bargaining units could have a material adverse impact on our business, financial condition, results of operations and cash flows.

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

The net carrying value of intangibles represents trade names and customer relationships, net of accumulated amortization, related to our tubular and pipe products segment. Indefinitely lived assets are evaluated for impairment annually or whenever events or changes in circumstance indicate that the carrying amounts of these assets may not be recoverable. Amortizable intangible assets are evaluated for impairment whenever events or changes in circumstance indicate that the carrying amounts of these assets may not be recoverable. Impairments to intangible assets may be caused by factors outside our control, such as increased competitive pricing pressures, lower than expected revenue and profit growth rates, changes in discount rates based on changes in the cost of capital (interest rates, etc.), or the loss of a significant customer and could result in the incurrence of impairment charges and negatively impact our results of operations.

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

Changes in laws or regulations or the manner of their interpretation or enforcement could adversely impact our financial performance and restrict our ability to operate our business or execute our strategies.

New laws or regulations, or changes in existing laws or regulations, or the manner of their interpretation or enforcement, could increase our cost of doing business and restrict our ability to operate our business or execute our strategies. In particular, there may be significant changes in U.S. laws and regulations and existing international trade agreements by the new U.S. presidential administration that could affect a wide variety of industries and businesses, including those businesses we own and operate. It remains unclear what the new U.S. presidential administration will do, if anything, with respect to existing laws, regulations, or trade agreements. If the new U.S. presidential administration materially modifies U.S. laws and regulations and international trade agreements, our business, financial condition, and results of operations could be affected.

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

Michael D. Siegal, our Chief Executive Officer and Chairman of the Board and our largest shareholder, owned approximately 11.3% of our outstanding common stock as of December 31, 2016. Mr. Siegal may have the ability to significantly influence matters requiring shareholder approval. In deciding how to vote on such matters, Mr. Siegal may be influenced by interests that conflict with yours.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We believe that our properties are strategically situated relative to our domestic suppliers, our customers and each other, allowing us to support customers from multiple locations. Product is shipped from the most advantageous facility, regardless of where the customer order is taken. The facilities are located in the hubs of major metals consumption markets, and within a 250-mile radius of most of our customers, a distance approximating the one-day driving and delivery limit for truck shipments. During 2016, we terminated leases on certain warehouse facilities in Moses Lake, Washington and Roseville, Minnesota and gave notice to terminate the lease in Oklahoma City, Oklahoma in 2017.

The following table sets forth certain information concerning our principal properties including which segment’s products are serviced out of each location:

					Segment
Operation	Location	Square Feet	Function	Owned or Leased	Carbon	Specialty Metals	Pipe and Tube
Cleveland	Bedford Heights, Ohio (1)	127,000	Corporate offices, coil processing and distribution center	Owned	✔	✔
	Bedford Heights, Ohio (1)	121,500	Coil and plate processing, distribution center and offices	Owned	✔	✔	✔
	Bedford Heights, Ohio (1)	59,500	Plate processing, distribution center and offices	Leased (2)	✔
	Dover, Ohio	62,000	Plate processing, fabrication and distribution center	Owned	✔
Minneapolis	Plymouth, Minnesota	196,800	Coil and plate processing, distribution center and offices	Owned	✔	✔
	Plymouth, Minnesota	112,200	Plate processing, fabrication, distribution center and offices	Owned	✔
Chambersburg	Chambersburg, Pennsylvania	157,000	Plate processing, distribution center and offices	Owned	✔
	Chambersburg, Pennsylvania	150,000	Plate processing, fabrication, distribution center and offices	Owned	✔
Iowa	Bettendorf, Iowa	244,000	Coil and plate processing, fabrication, distribution center and offices	Owned	✔
	Oklahoma City, Oklahoma	33,000	Distribution center	Leased (3)	✔
Winder	Winder, Georgia	285,000	Coil and plate processing, fabrication, distribution center and offices	Owned	✔	✔	✔
Detroit	Detroit, Michigan	256,000	Coil processing, distribution center and offices	Owned	✔	✔
Kentucky	Mt. Sterling, Kentucky	100,000	Plate processing, fabrication and distribution center	Owned	✔
	Mt. Sterling, Kentucky	107,000	Distribution center and offices	Owned (4)	✔		✔
Gary	Gary, Indiana	183,000	Coil processing, distribution center and offices	Owned	✔
Connecticut	Milford, Connecticut	134,000	Coil processing, distribution center and offices	Owned	✔	✔
Chicago	Schaumburg, Illinois	80,500	Coil and sheet processing, distribution center and offices	Owned	✔	✔
North Carolina	Siler City, North Carolina	74,000	Plate processing, fabrication, distribution center and offices	Owned	✔
Streetsboro	Streetsboro, Ohio	66,200	Coil and sheet processing, distribution center and offices	Owned		✔
	Latrobe, Pennsylvania	43,200	Coil and sheet processing, distribution center	Leased (5)		✔
Washington	Moses Lake, Washington	14,000	Distribution center	Leased (6)	✔
Mexico	Monterrey, Mexico	60,000	Distribution center	Leased (7)	✔	✔	✔

					Segment
Operation	Location	Square Feet	Function	Owned or Leased	Carbon	Specialty Metals	Pipe and Tube
Chicago	Romeoville, Illinois	363,000	Corporate offices, fabrication and distribution center	Owned			✔
St. Paul	St. Paul, Minnesota	132,000	Distribution center and offices	Owned			✔
Charlotte	Locust, North Carolina	127,600	Distribution center, fabrication and offices	Owned			✔
Fond du Lac	Fond du Lac, Wisconsin	117,000	Distribution center and offices	Owned	✔		✔
Indianapolis	Indianapolis, Indiana	79,000	Distribution center and offices	Owned			✔
Quad Cities	Milan, Illinois	57,600	Distribution center and offices	Owned			✔
Des Moines	Ankeny, Iowa	50,000	Distribution center and offices	Owned			✔
Duluth	Proctor, Minnesota	45,202	Distribution center and offices	Leased (8)			✔
Owatonna	Owatonna, Minnesota	23,000	Production cutting center	Owned			✔

(1)	The Bedford Heights facilities are all adjacent properties.
(2)	This facility is leased from a related party. The lease expires on December 31, 2018, with renewal options.
(3)	The lease on this facility expires on July 7, 2017.
(4)	50% of the facility is leased to an unrelated party whose lease expires on December 31, 2017.
(5)	The lease on this facility expires on May 1, 2019.
(6)	The Moses Lake location is comprised of two different facilities located in Moses Lake and Quincy, Washington. The facilities are leased on a month-to-month basis.
(7)	The lease on this facility expires on August 31, 2021. 75% of the facility is leased to an unrelated party whose lease expires on September 30, 2017 with renewal options.
(8)	The lease on this facility expires on April 30, 2019.

In addition to the facilities listed above, our executive office is located in Highland Hills, Ohio and we have leased sales offices located in Media, Pennsylvania; Miami, Florida; and Monterrey, Mexico. Management believes we will be able to accommodate our capacity needs for the immediate future at our existing facilities.

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

Michael D. Siegal, age 64, has served as our Chief Executive Officer since 1984 and as Chairman of our Board of Directors since 1994.  From 1984 until January 2001, he also served as our President.  He has been employed by us in a variety of capacities since 1974. Mr. Siegal serves on the Board of Directors of Cliffs Natural Resources, Inc. He is also the immediate past Board Chair of the Jewish Federations of North America and is currently on the Board of the Development Corporation for Israel and the Jewish Agency for Israel.

David A. Wolfort, age 64, has served as our President since January 2001. He has been a director since 1987. He previously served as Chief Operating Officer from 1995 to 2016 and as Vice President Commercial from 1987 to 1995, after having joined us in 1984 as General Manager. Prior thereto, he spent eight years with a primary steel producer in a variety of sales assignments. Mr. Wolfort is a past director of the Metals Service Center Institute and previously served as Chairman of its Political Action Committee and Governmental Affairs Committee. He is a trustee of the Board of the Musical Arts Association (Cleveland Orchestra) and of Ohio University where he serves as the Chairman of The Board of Trustees and is a member of the Executive Committee. He also serves as a member of the United States Industry Trade Advisory Committee for steel (ITAC).

Andrew S. Greiff, age 55, has served as our Executive Vice President and Chief Operating Officer since August 2016. He previously served as President, Specialty Metals from 2011 to 2016 after having joined us in 2009 as Vice President of Specialty Metals. Prior thereto, Mr. Greiff spent 24 years in various positions within the steel industry and served as the President and CEO of his own steel trading company. Mr. Greiff serves on the board of Hawken School and the MSCI Specialty Metals Product Council.

Richard T. Marabito, age 53, serves as our Chief Financial Officer. He joined us in 1994 as Corporate Controller and served in this capacity until being named Chief Financial Officer in March 2000. He also served as Treasurer from 1994 through 2002 and again from 2010 through 2012. Prior to joining us, Mr. Marabito served as Corporate Controller for a publicly traded wholesale distribution company and was employed by a national accounting firm in its audit department. Mr. Marabito is a Governance board member of the Make-A-Wish Foundation of Ohio, Kentucky and Indiana and also serves as the Chair of its Northeast Ohio regional board. Mr. Marabito serves on the Board of Trustees and as Treasurer for Hawken School in Cleveland, Ohio. He is also a Vice Chair and Executive Committee member of the Metals Service Center Institute and is a past Chair of its Foundation for Education and Research.

Richard A. Manson, age 48, has served as our Vice President and Treasurer since January 2013 and has been employed by us since 1996.  From March 2010 through December 2012, he served as our Vice President of Human Resources and Administration.  From January 2003 through March 2010, he served as our Treasurer and Corporate Controller.  From 1996 through 2002, he served as our Director of Taxes and Risk Management.  Prior to joining us, Mr. Manson was employed for seven years by a national accounting firm in its tax department.  Mr. Manson is a Board Member and the Treasurer of the West Side Catholic Center. He also serves on the Board of Directors of the Cleveland Catholic Cemeteries Association.  Mr. Manson is a certified public accountant and member of the Ohio Society of Certified Public Accountants and the American Institute of Certified Public Accountants.

Donald McNeeley, age 62, has served as the President of CTI, a wholly owned subsidiary of Olympic Steel, Inc., since the acquisition on July 1, 2011.   He joined CTI in 1972 and has held several operational and executive positions within the company. After serving as CTI’s Vice President of Operations and subsequently Executive Vice President, in 1990, Dr. McNeeley was appointed President and Chief Operating Officer. He is a former Chairman of the Metals Service Center Institute.  Dr. McNeeley is an adjunct professor at Northwestern University where he teaches in the graduate engineering program.  He serves on the board of directors of Saulsbury Industries in Odessa, Texas, where he chairs the Audit Committee. Dr. McNeeley also serves on the board of directors of Vail Rubber Industries in St. Joseph, Michigan, and is a former director of The Committee for Monetary Research in Greenwich, Connecticut.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock trades on the Nasdaq Global Select Market under the symbol “ZEUS.” The following table sets forth, for each quarter in the two-year period ended December 31, 2016, the high and low sales prices of our common stock as reported by the Nasdaq Global Select Market:

	2016		2015
	High	Low	High	Low
First quarter	$17.50	$7.98	$18.57	$12.86
Second quarter	27.48	15.41	20.93	10.44
Third quarter	31.19	17.42	17.92	6.40
Fourth quarter	28.67	17.14	12.60	8.98

Holders of Record

As of February 1, 2017, we estimate there were approximately 43 holders of record and 3,670 beneficial holders of our common stock.

Dividends

During 2016, our Board of Directors approved regular quarterly dividends of $0.02 per share that were paid on March 15, 2016, June 15, 2016, September 15, 2016 and December 15, 2016.

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

Issuer Purchases of Equity Securities

We did not purchase any of our equity securities during the quarter ended December 31, 2016.

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

Recent Sales of Unregistered Securities

We did not have any unregistered sales of equity securities during the quarter ended December 31, 2016.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected financial and other data of the Company for each of the five years in the period ended December 31, 2016. The data presented should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

	For the Years Ended December 31,

	2016	2015	2014	2013	2012
	(in thousands, except per share data)

Income Statement Data:
Net sales	$1,055,116	$1,175,543	$1,436,270	$1,263,331	$1,383,701
Cost of materials sold	820,040	942,214	1,160,310	999,207	1,113,852
Gross profit (a)	235,076	233,329	275,960	264,124	269,849
Operating expenses (b)	229,328	236,157	261,332	244,469	244,817
Goodwill and intangible asset impairment	-	24,951	23,836	-	6,583
Operating income (loss)	5,748	(27,779)	(9,208)	19,655	18,449
Interest and other expense on debt	5,273	5,690	6,780	6,703	8,357
Income (loss) before income taxes	420	(33,594)	(16,114)	12,924	10,139
Net income (loss)	(1,078)	(26,777)	$(19,064)	$7,647	$2,277

Per Share Data:
Net income (loss) - basic (c)	$(0.10)	$(2.39)	$(1.71)	$0.69	$0.21
Net income (loss) - diluted (d)	(0.10)	(2.39)	(1.71)	0.69	0.21
Dividends paid	$0.08	$0.08	$0.08	$0.08	$0.08

Shares Outstanding:
Weighted average shares - basic	11,210	11,192	11,120	11,065	10,989
Weighted average shares - diluted	11,210	11,192	11,120	11,074	10,995

Balance Sheet Data (as of December 31):
Current assets (e)	$364,940	$308,946	$458,709	$417,631	$422,377
Current liabilities (e)	104,898	77,060	131,977	165,633	142,442
Working capital (f)	260,042	231,886	326,732	251,998	279,935
Total assets (e)	556,068	511,880	699,154	695,375	705,085
Total debt	166,424	148,490	247,620	199,269	241,711
Shareholders' equity	$253,390	$254,695	$280,781	$298,616	$289,857

(a)

Gross profit is calculated as net sales less the cost of materials sold (includes LIFO income of $1,489 and $3,347 in 2016 and 2015, respectively, LIFO expense of $365 in 2014 and LIFO income of $3,572 in 2013).

(b)	Operating expenses are calculated as total costs and expenses less the cost of materials sold. It does not include the goodwill and intangible asset impairment charge shown separately below.
(c)	Calculated by dividing net income (loss) by weighted average basic shares outstanding.
(d)	Calculated by dividing net income (loss) by weighted average diluted shares outstanding.
(e)	Prospective adjustment of deferred tax assets and liabilities in 2016, prior periods were not retrospectively adjusted.
(f)	Calculated as current assets less current liabilities.

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

Overview

We are a leading metals service center that operates in three reportable segments; carbon flat products, specialty metals flat products, and tubular and pipe products. We provide metals processing and distribution services for a wide range of customers. Our carbon flat products segment’s focus is on the direct sale and distribution of large volumes of processed carbon and coated flat-rolled sheet, coil and plate products and fabricated parts. Our specialty metals flat products segment’s focus is on the direct sale and distribution of processed aluminum and stainless flat-rolled sheet and coil products, flat bar products and fabricated parts. In addition, we distribute metal tubing, pipe, bar, valves and fittings and fabricate pressure parts supplied to various industrial markets. Products that require more value-added processing generally have a higher gross profit. Accordingly, our overall gross profit is affected by, among other things, product mix, the amount of processing performed, the demand for and availability of metals, and volatility in selling prices and material purchase costs. We also perform toll processing of customer-owned metals. We sell certain products internationally, primarily in Canada, Mexico and Dominican Republic. International sales are immaterial to our consolidated financial results and to the individual segments’ results.

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

Reportable Segments

The Company operates in three reportable segments; carbon flat products, specialty metals flat products and tubular and pipe products. The carbon flat products segment and the specialty metals flat products segment are at times consolidated and referred to as the flat products segment. Some of the flat products segments’ assets and resources are shared by the carbon and specialty metals segments and both segments’ products are stored in the shared facilities and, in some locations, processed on shared equipment. As such, total assets and capital expenditures are reported in the aggregate for the flat products segments. Due to the shared assets and resources, certain of the flat products segment expenses are allocated between the carbon flat products segment and the specialty metals flat products segment based upon an established allocation methodology. The financial information for 2014 has been recast to reflect the new segment reporting structure.

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

Combined, the carbon and specialty metals flat products segments have 22 strategically-located processing and distribution facilities in the United States and one in Monterrey, Mexico. Many of our facilities service both the carbon and the specialty metals flat products segments, and certain assets and resources are shared by the segments. Our geographic footprint allows us to focus on regional customers and larger national and multi-national accounts, primarily located throughout the midwestern, eastern and southern United States.

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

Corporate expenses

Corporate expenses are reported as a separate line item for segment reporting purposes. Corporate expenses include the unallocated expenses related to managing the entire Company (i.e., all three segments), including compensation for certain personnel, expenses related to being a publicly traded entity such as board of directors expenses, audit expenses, and various other professional fees.

Results of Operations

2016 Compared to 2015

Our results of operations are impacted by the market price of metals. Over the past 24 months, metals prices have fluctuated significantly and changes to our net sales, cost of materials sold, gross profit, cost of inventory and profitability, are all impacted by industry metals pricing.

During 2015, the hot-rolled carbon coil index pricing declined by approximately 36% as a result of the strengthened U.S. dollar, a historically high level of imported material arriving in the United States, low raw material costs to produce metals and a global oversupply of metals. The pricing environment in 2015 drove our average selling prices down and caused margins to be pressured as the average cost of inventory did not decrease as quickly as the average selling price as we traditionally keep approximately two and a half to three months of inventory on hand.

During the first six months of 2016, the market price of metals increased and fully recovered the decrease experienced during 2015. Metals market pricing peaked in June 2016, and then decreased until November 2016. Metals prices in December 2016 were not as high as the June 2016 prices, but were more than 65% per ton higher than the December 2015 prices. Although prices increased during 2016, the average selling price during 2016 was still lower than the average selling price during 2015. Transactional or “spot” selling prices generally move in tandem with market price changes, while fixed selling prices typically lag and reset quarterly. Similarly, inventory costs (and therefore cost of materials sold) tend to move slower than market selling price changes due to mill lead times and inventory turnover impacting the rate of change in average cost. As sales volumes were relatively flat between the years, lower average selling prices were the driver for our decreased net sales in 2016. When the average selling price decreases, and net sales decreases, the gross profit and operating expenses as a percentage of net sales will generally increase.

The following table sets forth certain consolidated income statement data for the years ended December 31, 2016 and 2015 (dollars shown in thousands):

	2016		2015
	$	% of net sales	$	% of net sales
Net sales	$1,055,116	100.0	$1,175,543	100.0
Cost of materials sold (a)	820,040	77.7	942,214	80.2
Gross profit (b)	235,076	22.3	233,329	19.8
Operating expenses (c)	229,328	21.7	236,157	20.1
Goodwill and intangible asset impairment (d)	-	(0.0)	24,951	2.1
Operating loss	5,748	0.5	(27,779)	(2.4)
Other loss, net	(55)	(0.0)	(125)	(0.0)
Interest and other expense on debt	5,273	0.5	5,690	0.5
Income (loss) before income taxes	420	0.0	(33,594)	(2.9)
Income taxes	1,498	0.1	(6,817)	(0.6)
Net loss	$(1,078)	(0.1)	$(26,777)	(2.3)

(a)	Includes $1,489 and $3,347 of LIFO income for 2016 and 2015, respectively.
(b)	Gross profit is calculated as net sales less the cost of materials sold.
(c)	Operating expenses are calculated as total costs and expenses less the cost of materials sold. Excludes goodwill and intangible asset impairment shown seperately below for comparability purposes.
(d)

The 2015 non-cash goodwill and intangible asset impairment charge is seperately displayed for operating expense comparability purposes. $24,451 of the impairment charge is related to the tubular and pipe products segment and $500 is related to the specialty metals flat products segment.

Net sales decreased $120.4 million, or 10.2%, to $1.06 billion in 2016 from $1.18 billion in 2015. Carbon flat products net sales decreased $94.4 million, or 12.3%, and were 63.6% of total net sales in 2016 compared to 65.1% in 2015. Specialty metals flat products net sales decreased $2.6 million, or 1.3%, and were 18.0% of total net sales in 2016 compared to 16.4% in 2015. Tubular and pipe products net sales decreased $23.4 million, or 10.8%, and were 18.4% of total net sales in 2016 compared to 18.5% of total net sales in 2015. The decrease in sales for the year ended December 31, 2016 was due to a 10.2% decrease in average selling prices as sales volumes were flat between years. Average selling prices decreased in all segments during 2016 compared to 2015 as market pricing for metals was still lower year-over-year. During the year, we increased our market share for all of the product categories that we sell.

Cost of materials sold decreased $122.2 million, or 13.0%, to $820.0 million in 2016 from $942.2 million in 2015. During 2016, we recorded LIFO income of $1.5 million compared to LIFO income of $3.3 million recorded in 2015. The decrease in cost of materials sold in 2016 is due to the decreased metals costs of 12.9% during 2016 as sales volumes were flat between years.

As a percentage of net sales, gross profit (as defined in footnote (b) in the table above) increased to 22.3% in 2016 from 19.8% in 2015. Gross profit as a percentage of net sales increased in the carbon flat products segment to 21.2% from 19.2% in 2015 and in the tubular and pipe products segment to 32.6% from 32.5% in 2015. Gross profit as a percentage of net sales increased in the specialty metals flat products segment to 15.7% in 2016 from 8.2% in 2015. LIFO income increased gross profit by 0.1% and 0.3% of net sales in 2016 and 2015, respectively. The increase in gross profit as a percentage of net sales during 2016 was primarily due to the cost of materials sold decreasing more than selling prices in all segments.

Operating expenses (as defined in footnote (c) in the table above) decreased $6.8 million, or 2.9%, to $229.3 million in 2016 from $236.2 million in 2015. As a percentage of net sales, operating expenses increased to 21.7% in 2016 from 20.1% in 2015. Warehouse and processing costs decreased $5.9 million, or 6.9%, primarily due to reductions in labor hours worked. Administrative costs decreased by $1.9 million, or 3.0%, primarily related to reductions in labor and personnel expenses and lower variable based incentive compensation. Distribution expense increased by $0.4 million, or 1.2%, on flat sales volumes. Selling expenses increased $1.9 million, or 9.0%, as a result of hiring additional sales professionals. Occupancy expenses decreased $0.8 million as a result of elimination of certain leased warehouse space. Depreciation expense decreased $0.6 million, or 3.0%, as a result of certain assets being fully depreciated in 2016. Operating expenses in the carbon flat products segment decreased $7.6 million, operating expenses in the specialty metals products segment increased $3.0 million, operating expenses in the tubular and pipe products segment decreased $2.5 million, and Corporate expenses increased $0.3 million.

The goodwill and intangible asset impairment charge in 2015 included a $16.5 million non-cash goodwill impairment and a $8.0 million intangible asset impairment for the tubular and pipe products segment as well as a $0.5 million goodwill impairment for the specialty metals flat products segment. The 2015 goodwill impairment charges fully impaired the goodwill for both the tubular and pipe products segment and the specialty metals flat products segment.

Interest and other expense on debt totaled $5.3 million in 2016 compared to $5.7 million in 2015. Our effective borrowing rate, exclusive of deferred financing fees and commitment fees, was 2.4% in 2016 compared to 2.1% in 2015. The decrease in interest and other expense on debt in 2016 was attributable to lower average borrowings during 2016 compared to 2015.

Income before income taxes totaled $0.4 million in 2016 compared to a loss before income taxes of $33.6 million in 2015. 2015 loss before income taxes includes goodwill impairment charges of $17.0 million and a $8.0 million intangible asset impairment charge.

An income tax provision of 356.7% was recorded for 2016, compared to an income tax benefit of (20.3%) in 2015. The effective tax rate is disproportionately high in 2016 from comparative periods due to low income before taxes relative to items that impact the effective tax rate. The 2016 effective income tax rate was impacted by increased valuation allowances and non-deductible expenses. The 2015 effective income tax rate was impacted by the non-deductibility of the goodwill impairment charges. The income tax benefit for 2015 prior to the goodwill impairment charge was 39.8%. We expect our 2017 income tax rate to approximate 38% to 40%.

Net loss for 2016 totaled $1.1 million, or $0.10 per basic and diluted share, compared to net loss of $26.8 million, or $2.39 per basic and diluted share, for 2015. The goodwill and intangible asset impairments in 2015 impacted earnings per share by $1.93 per basic and diluted shares.

Segment Results of Operations

Carbon flat products

The following table sets forth certain income statement data for the carbon flat products segment for the years ended December 31, 2016 and 2015 (dollars shown in thousands, except per ton data):

	2016		2015
		% of net sales		% of net sales
Direct tons sold	952,888		935,165
Toll tons sold	73,880		102,360
Total tons sold	1,026,768		1,037,525

Net sales	$670,983	100.0	$765,400	100.0
Average selling price per ton	653		738
Cost of materials sold	529,021	78.8	618,674	80.8
Gross profit (a)	141,962	21.2	146,726	19.2
Operating expenses (b)	146,333	21.8	153,943	20.1
Operating loss	$(4,371)	(0.6)	$(7,217)	(0.9)

(a) Gross profit is calculated as net sales less the cost of materials sold.

(b) Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Tons sold decreased 1.0% to 1.03 million tons in 2016 from 1.04 million tons in 2015. Toll tons sold decreased 27.8% to 74 thousand tons in 2016 from 102 thousand tons in 2015. The decrease in tons sold is due to decreased customer demand and lower industry-wide shipments by U.S. service centers in 2016 compared to 2015. Despite the further softening of industry-wide shipments in 2016, we grew our market share in all of the carbon flat product categories we sell.

Net sales decreased $94.4 million, or 12.3%, to $671.0 million in 2016 from $765.4 million in 2015. Average selling prices in 2016 decreased 11.4% to $653 per ton, compared to $738 per ton in 2015. The decrease in sales was primarily due to a 11.4% decrease in average selling prices during 2016 as volumes were down only 1%. The decrease in the average selling price is a result of lower prices in the metals industry during 2016 discussed in the overview of Results of Operations above. We expect market carbon flat metals prices in the first quarter of 2017 to increase over the prices in the fourth quarter of 2016.

Cost of materials sold decreased $89.7 million, or 14.5%, to $529.0 million in 2016 from $618.7 million in 2015. The decrease in cost of materials sold was due to a 13.6% decrease in the average cost of materials sold per ton during 2016 compared to 2015 as volumes were down only 1% between years.

As a percentage of net sales, gross profit (as defined in footnote (a) in the table above) increased to 21.2% in 2016 from 19.2% in 2015. The increase in gross profit percentage in 2016 was primarily due to the cost of materials sold decreasing more than selling prices. The average gross profit per ton sold declined to $138 in 2016 from $141 in 2015 due to the significant decline in market prices for metals in 2016.

Operating expenses in 2016 decreased $7.6 million, or 4.9%, to $146.3 million from $153.9 million in 2015 exceeding the sales volume decrease of 1.0%. As a percentage of net sales, operating expenses increased to 21.8% for 2016 from 20.1% in 2015. Operating expenses decreased through reductions in labor and personnel expenses, lower variable based incentive compensation, lower depreciation expense and lower occupancy expense as a result of elimination of certain leased warehouse space offset by an increase in distribution expense and increased selling expenses as a result of hiring additional sales professionals.

Operating loss for 2016 totaled $4.4 million compared to operating loss of $7.2 million in 2015.

Specialty metals flat products

The following table sets forth certain income statement data for the specialty metals flat products segment for the years ended December 31, 2016 and 2015 (dollars shown in thousands, except per ton data):

	2016		2015
		% of net sales		% of net sales
Direct tons sold	82,156		72,041
Toll tons sold	129		36
Total tons sold	82,285		72,077

Net sales	$189,930	100.0	$192,516	100.0
Average selling price per ton	2,308		2,671
Cost of materials sold	160,185	84.3	176,686	91.8
Gross profit (a)	29,745	15.7	15,830	8.2
Operating expenses (b)	19,904	10.5	16,904	8.8
Goodwill impairment charge (c)	-	-	500	0.2
Operating income (loss)	$9,841	5.2	$(1,574)	(0.8)

(a)	Gross profit is calculated as net sales less the cost of materials sold.
(b)	Operating expenses are calculated as total costs and expenses less the cost of materials sold. Excludes goodwill impairment charge shown separately below for comparability purposes.
(c)	The 2015 non-cash goodwill impairment charge is separately displayed for operating expense comparability purposes.

Tons sold increased 14.2% to 82 thousand tons in 2016 from 72 thousand tons in 2015. The specialty metals flat products segment increased its market share in both the stainless steel and aluminum products it sells.

Net sales decreased $2.6 million, or 1.3%, to $189.9 million in 2016 from $192.5 million in 2015. Average selling prices in 2016 decreased to $2,308 per ton, compared to $2,671 per ton in 2015. The decrease in sales was due to a 13.6% decrease in the average selling price during 2016 offset by a 14.2% increase in sales volume. The decrease in the year-over-year average selling price per ton is a result of lower market prices of stainless steel and aluminum in 2016. Average market prices for nickel (a component of stainless steel) were also lower in 2016 compared to 2015. We expect stainless steel and aluminum market prices in the first quarter of 2017 to increase over the fourth quarter 2016 prices.

Cost of materials sold decreased $16.5 million, or 9.3%, to $160.2 million in 2016 from $176.7 million in 2015. The decrease in cost of materials sold was due to a 20.6% decrease in the average cost of materials sold per ton during 2016 compared to 2015, offset by a 14.2% sales volume increase.

As a percentage of net sales, gross profit (as defined in footnote (a) in the table above) increased to 15.7% in 2016 from 8.2% in 2015. The average gross profit per ton sold totaled $361 in 2016 compared to $220 per ton in 2015. The increase in the gross profit percentage is a result of our cost of materials sold decreasing more than the average selling price in 2016 compared to 2015 as inventory turnover improved in 2016.

Operating expenses (as defined in footnote (b) in the table above) increased $3.0 million, or 17.7%, to $19.9 million in 2016 from $16.9 million in 2015. The increase in operating expenses is related to the increased sales volume of 14.2%. As a percentage of net sales, operating expenses increased to 10.5% of net sales in 2016 from 8.8% in 2015. Variable operating expenses, such as distribution, wages and variable based incentive compensation increased as a result of higher sales volumes and improved profitability. In 2015 we recorded a $0.5 million non-cash goodwill impairment charge as a result of the continued market pressures which fully eliminated the goodwill for the specialty metals flat products segment.

Operating income for 2016 totaled $9.8 million compared to operating loss of $1.6 million in 2015.

Tubular and pipe products

The following table sets forth certain income statement data for the tubular and pipe products segment for 2016 and 2015 (dollars shown in thousands).

	2016		2015
	$	% of net sales	$	% of net sales
Net sales	$194,203	100.0	$217,627	100.0
Cost of materials sold (a)	130,834	67.4	146,854	67.5
Gross profit (b)	63,369	32.6	70,773	32.5
Operating expenses (c)	55,656	28.7	58,190	26.8
Goodwill and intangible asset impairment (d)	-	-	24,451	11.2
Operating income (loss)	$7,713	3.9	$(11,868)	(5.5)

(a)	Includes $1,489 and $3,347 of LIFO income in 2016 and 2015, respectively.
(b)	Gross profit is calculated as net sales less the cost of materials sold.
(c)	Operating expenses are calculated as total costs and expenses less the cost of materials sold.
(d)	The 2015 non-cash goodwill and intangible asset impairment charges are separately displayed for operating expense comparability purposes.

Net sales decreased $23.4 million, or 10.8%, to $194.2 million in 2016 from $217.6 million in 2015. The decrease in net sales was due to a 0.8% decrease in sales volume and a 10.0% decrease in average selling prices during 2016. The decrease in volume was due to decreased customer demand and lower industry-wide shipments of pipe and tube products. The decrease in average selling prices were due to lower industry market prices for metals in 2016 compared to 2015.

Cost of materials sold decreased $16.0 million, or 10.9%, to $130.8 million in 2016 from $146.9 million in 2015. The decrease in cost of materials sold was due to a 0.8% decrease in sales volume and a 10.2% decrease in the average cost of materials sold which was impacted by the LIFO income of $1.5 million in 2016 compared to LIFO income of $3.3 million in 2015.

As a percentage of net sales, gross profit (as defined in footnote (b) in the table above) remained relatively flat at 32.6% in 2016 compared to 32.5%, in 2015. The LIFO income increased gross profit by 0.8% of net sales in 2016 compared to 1.5% of net sales in 2015.

Operating expenses (as defined in footnote (c) in the table above) decreased $2.5 million, or 4.4%, to $55.7 million from $58.2 million in 2015. As a percentage of net sales, operating expenses increased to 28.7% in 2016 compared to 26.8% in 2015. Variable operating expenses, such as variable performance-based incentive compensation, decreased in 2016 as a result of lower sales and income before impairment charges.

In 2015 we recorded a $16.5 million non-cash goodwill impairment charge and an $8.0 million non-cash intangible asset impairment charge. There were no intangible asset impairment charges recorded in 2016.

Operating income for 2016 totaled $7.7 million, compared to an operating loss of $11.9 million in 2015. The operating loss for 2015 was the result of the goodwill impairment of $16.5 million and the asset impairment charge of $8.0 million.

Corporate expenses

Corporate expenses increased $0.3 million, or 4.4%, to $7.4 million in 2016 compared to $7.1 million in 2015. The increase in corporate expenses is primarily attributable to our President of Specialty Metals being appointed to the position of Executive Vice President and Chief Operating Officer and the associated transfer of expenses from the Specialty Metals flat products segment to the Corporate expenses in 2016. Corporate expenses include the unallocated expenses related to managing the entire Company (i.e. all three segments), including compensation for certain personnel, expenses related to being a publicly traded entity such as board of directors expenses, audit expenses, and various other professional fees.

2015 Compared to 2014

The metals industry experienced a significant decline in the price of metals during 2015 as a result of the strengthened U.S. dollar, a historically high level of imported materials arriving in the United States, low raw material costs to produce metals and a global oversupply of metals. The price of hot-rolled carbon flat steel decreased approximately 41% during 2015. Similarly, the price of stainless steel and aluminum decreased during 2015. The declines in metals shipments and pricing negatively impacted our 2015 sales and earnings. Industry demand also softened in 2015 compared to 2014 as evidenced by lower year over year shipments by metals service centers in the United States. During the second quarter of 2015, we recorded an impairment charge in our tubular and pipe products segment as a result of the continued decline in metals pricing and its impact on the tubular and pipe products segment results. The impairment charge consisted of a $16.5 million goodwill impairment, which eliminated the remaining goodwill in the tubular and pipe products segment, and a partial impairment of $8.0 million related to the segment’s tradename. The tradename is an indefinitely lived intangible asset with a remaining value of $15.4 million. In the fourth quarter of 2015, we recorded a $0.5 million impairment charge, which fully eliminated the goodwill in our specialty metals flat products segment.

The following table sets forth certain consolidated income statement data for the years ended December 31, 2015 and 2014 (dollars shown in thousands):

	2015		2014
	$	% of net sales	$	% of net sales
Net sales	$1,175,543	100.0	$1,436,270	100.0
Cost of materials sold (a)	942,214	80.2	1,160,310	80.8
Gross profit (b)	233,329	19.8	275,960	19.2
Operating expenses (c)	236,157	20.1	261,332	18.1
Goodwill and intangible asset impairment (d)	24,951	2.1	23,836	1.7
Operating loss	(27,779)	(2.4)	(9,208)	(0.6)
Other loss, net	(125)	(0.0)	(126)	(0.0)
Interest and other expense on debt	5,690	0.5	6,780	0.5
Loss before income taxes	(33,594)	(2.9)	(16,114)	(1.1)
Income taxes	(6,817)	(0.6)	2,950	0.2
Net loss	$(26,777)	(2.3)	$(19,064)	(1.3)

(a)	Includes $3,347 of LIFO income for 2015 and $365 of LIFO expense for 2014.
(b)	Gross profit is calculated as net sales less the cost of materials sold.
(c)	Operating expenses are calculated as total costs and expenses less the cost of materials sold. Excludes goodwill and intangible asset impairment shown separately below for comparability purposes.
(d)

The non-cash goodwill and intangible asset impairment charge is separately displayed for operating expense comparability purposes. $24,451 in 2015 and $23,836 in 2014 of the impairment charge is related to the tubular and pipe products segment and $500 in 2015 is related to the specialty metals flat products segment.

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

Cost of materials sold decreased $218 million, or 18.8%, to $942 million in 2015 from $1.16 billion in 2014. During 2015, we recorded LIFO income of $3.3 million compared to LIFO expense of $0.4 million recorded in 2014. The decrease in cost of materials sold in 2015 is primarily due to the decreased sales volume of 10.2%, decreased metals costs of 9.6% during 2015 and the impact of LIFO income during 2015 compared to LIFO expense in 2014.

As a percentage of net sales, gross profit (as defined in footnote (b) in the table above) increased to 19.8% in 2015 from 19.2% in 2014. Gross profit as a percentage of net sales increased in the carbon flat products segment to 19.2% from 18.2% in 2014 and in the tubular and pipe products segment to 32.5% from 28.9% in 2014. Gross profit as a percentage of net sales decreased in the specialty metals flat products segment to 8.2% in 2015 from 12.5% in 2014. LIFO income increased gross profit by 0.3% of net sales in 2015 and had no consolidated gross profit impact in 2014. The increase in gross profit as a percentage of net sales during 2015 was primarily due to the cost of materials sold decreasing more than selling prices in the carbon flat rolled and tubular and pipe products segments, as well as the impact of LIFO income in 2015 compared to LIFO expense in 2014.

Operating expenses (as defined in footnote (c) in the table above) decreased $25.2 million, or 9.6%, to $236.2 million in 2015 from $261.3 million in 2014. As a percentage of net sales, operating expenses increased to 20.1% in 2015 from 18.1% in 2014. Operating expenses decreased in all categories as reported on the Company’s Consolidated Statements of Comprehensive Income. During 2015, we executed on our profit improvement plan, which contributed to the cost reductions. Distribution expense decreased by $5.2 million, or 12.7%, due to the decreased sales volume. Warehouse and processing costs decreased $6.8 million, or 7.3%, primarily due to reductions in labor and personnel expenses and reduced warehouse consumables expenses related to the 10.2% 2015 volume decrease. Administrative costs decreased by $7.2 million, or 10.0%, primarily related to reductions in labor and personnel expenses, centralization of certain administrative functions, lower variable based incentive compensation and decreases in travel and entertainment expenses. Selling expenses decreased $3.6 million, or 14.7%, as a result of decreased variable compensation associated with fewer sales employees and decreased discretionary spending. Occupancy expenses decreased $0.6 million as a result of decreased heating and snow removal expenses. Depreciation expense decreased $1.7 million, or 8.8%, as a result of certain assets being fully depreciated in 2014. Operating expenses in the carbon flat products segment decreased $19.0 million, operating expenses in the specialty metals products segment decreased $2.4 million, operating expenses in the tubular and pipe products segment decreased $1.8 million, and Corporate expenses decreased $0.9 million.

The goodwill and intangible asset impairment charge in 2015 included a $16.5 million non-cash goodwill impairment and an $8.0 million intangible asset impairment for the tubular and pipe products segment as well as a $0.5 million goodwill impairment for the specialty metals flat products segment. The 2015 goodwill impairment charges fully impaired the goodwill for both the tubular and pipe products segment and the specialty metals flat products segment. The goodwill and intangible asset impairment charge in 2014 included a $23.8 million goodwill impairment for the tubular and pipe products segment.

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

For 2015, loss before income taxes totaled $33.6 million compared to loss before income taxes of $16.1 million in 2014. 2015 includes goodwill impairment charges of $17.0 million and a $8.0 million intangible asset impairment charge and LIFO income of $3.3 million. 2014 included a goodwill impairment charge of $23.8 million related to the tube and pipe segment and LIFO expense of $0.4 million.

An income tax benefit of (20.3%) was recorded for 2015, compared to an income tax provision of 18.3% in 2014. The 2015 and 2014 effective income tax rates were impacted by the non-deductibility of the goodwill impairment charges. The income tax benefit for 2015 prior to the goodwill impairment charge was 39.8%. The income tax provision for 2014 prior to the goodwill impairment charge was 38.2%.

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

As a percentage of net sales, gross profit (as defined in footnote (a) in the table above) decreased to 8.2% in 2015 from 12.5% in 2014. The average gross profit per ton sold totaled $220 in 2015 compared to $355 per ton in 2014. The decrease in the gross profit percentage is a result of the declining price of nickel, which is a large component of stainless steel and aluminum pricing, and the cost of our material not declining as fast as the average sell price due to slower inventory turns in 2015.

Operating expenses (as defined in footnote (b) in the table above) decreased $2.9 million, or 14.5%, to $16.9 million in 2015 from $19.8 million in 2014. The decrease in operating expenses exceeded the decrease in sales volume of 1.2%. As a percentage of net sales, operating expenses decreased to 8.8% of net sales in 2015 from 9.5% in 2014. Variable operating expenses, such as distribution and wages decreased as a result of lower sales volumes. Expenses also decreased as a result of the profit improvement plan initiated in 2015 and the decrease in variable performance-based incentive compensation in 2015 compared to 2014. In 2015 we recorded a $0.5 million non-cash goodwill impairment charge as a result of the continued market pressures which fully eliminated the goodwill for the specialty metals flat products segment.

Operating loss for 2015 totaled $1.6 million compared to operating income of $6.1 million in 2014.

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

Cost of materials sold decreased $26.9 million, or 15.5%, to $146.9 million in 2015 from $173.8 million in 2014. The decrease in cost of materials sold was due to a 5.7% decrease in sales volume and a 10.4% decrease in the average cost of materials sold which was impacted by the LIFO income of $3.3 million in 2015 compared to LIFO expense of $0.4 million in 2014.

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

Operating loss for 2015 totaled $11.9 million, compared to an operating loss of $13.7 million in 2014. The operating loss for 2015 was the result of the goodwill impairment of $16.5 million and the asset impairment charge of $8.0 million. The 2014 operating loss was a result of the $23.8 million goodwill impairment as well as LIFO expense of $0.4 million.

Corporate expenses

Corporate expenses decreased $0.9 million, or 10.7%, to $7.1 million in 2015 compared to $8.0 million in 2014. The decrease in corporate expenses is primarily attributable to decreases in travel and entertainment expenses and lower variable performance-based compensation in 2015 compared to 2014. Corporate expenses include the unallocated expenses related to managing the entire Company (i.e. all three segments), including compensation for certain personnel, expenses related to being a publicly traded entity such as board of directors expenses, audit expenses, and various other professional fees.

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

2016 Compared to 2015

Operating Activities

During 2016, we used $9.8 million of cash for operations, of which $16.8 million was generated from operating activities and $26.6 million was used for working capital. During 2015, we generated $107.5 million of cash from operations, of which $12.4 million was generated from operating activities and $95.1 million was generated from working capital.

Net cash used for operations totaled $16.8 million during 2016 and was primarily comprised of depreciation and amortization of $19.4 million offset by the net change in long-term assets and liabilities of $1.7 million and the net loss of $1.1 million. Net cash from operations totaled $12.4 million during 2015 and was primarily comprised of depreciation and amortization of $19.9 million and the non-cash goodwill and intangible asset impairment of $25.0 million, offset by the net loss of $26.8 million.

Working capital at December 31, 2016 totaled $260.0 million, a $28.2 million increase from December 31, 2015. The increase was primarily attributable to a $47.9 million increase in inventory (resulting from increased inventory purchases at the end of 2016), a $9.0 million increase in accounts receivable (resulting primarily from higher sales volume at the end of 2016) offset by a $23.8 million increase in accounts payable and outstanding checks (resulting from the increased inventory purchases at the end of 2016) and a $4.9 million increase in accrued payroll and other accrued liabilities.

Investing Activities

Net cash used for investing activities was $6.4 million during 2016, compared to $7.3 million during 2015. In 2016 capital expenditures were primarily attributable to additional processing equipment and facilities maintenance. During 2017, we expect our capital spending to approximate our annual depreciation levels of $17 million.

Financing Activities

In 2016, $17.0 million of cash was generated from financing activities which primarily consisted of $18.8 million of net borrowings under our ABL Credit Facility. In 2015, $100.8 million of cash was used for financing activities which primarily consisted of $98.3 million of net repayments under our ABL facility.

In February 2017, our Board of Directors approved a regular quarterly dividend of $0.02 per share, which is payable on March 15, 2017 to shareholders of record as of March 1, 2017. Our Board previously approved 2016 regular quarterly dividends of $0.02 per share, which were paid on each of March 15, 2016, June 15, 2016, September 15, 2016 and December 15, 2016. Dividend distributions in the future are subject to the availability of cash, the $2.5 million annual limitation on cash dividends under our ABL Credit Facility and continuing determination by our Board of Directors that the payment of dividends remains in the best interest of our shareholders.

Stock Repurchase Program

On October 2, 2015, we announced that our Board of Directors authorized a stock repurchase program of up to 550,000 shares of the Company’s issued and outstanding common stock, which could include open market repurchases, negotiated block transactions, accelerated stock repurchases or open market solicitations for shares, all or some of which may be effected through Rule 10b5-1 plans. Repurchased shares are held in our treasury, or canceled and retired as our Board may determine from time to time. Any repurchases of common stock are subject to the covenants contained in the ABL Credit Facility. Under the ABL Credit Facility, we may repurchase common stock and pay dividends up to $2.5 million in the aggregate during any trailing twelve months without restrictions. Purchases in excess of $2.5 million require us to (i) maintain availability in excess of 25% of the aggregate revolver commitments ($91.3 million at December 31, 2016) or (ii) to maintain availability equal to or greater than 15% of the aggregate revolver commitments ($54.8 million at December 31, 2016) and we must maintain a pro-forma ratio of EBITDA minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00. The timing and amount of any repurchases under the stock repurchase program will depend upon several factors, including market and business conditions, and limitations under the ABL Credit Facility, and repurchases may be discontinued at any time. During 2017, we expect to be limited to the $2.5 million available without restrictions to repurchase common stock and pay dividends.

There were no shares repurchased during 2016. During the fourth quarter of 2015, we repurchased 65,283 shares for a total cost of $0.7 million.

Debt Arrangements

Our ABL Credit Facility is collateralized by our accounts receivable and inventory. The ABL Credit Facility consists of a revolving credit line of $365 million. Revolver borrowings are limited to the lesser of a borrowing base, comprised of eligible receivables and inventories, or $365 million in the aggregate. The ABL Credit Facility matures on June 30, 2019.

The ABL Credit Facility requires us to comply with various covenants, the most significant of which include: (i) if any commitments or obligations are outstanding and our availability is less than the greater of $30 million or 10.0% of the aggregate amount of revolver commitments ($36.5 million at December 31, 2016) then we must maintain a ratio of EBITDA minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00 for the most recent twelve fiscal month period; (ii) limitations on dividend payments and stock repurchases; and (iii) restrictions on additional indebtedness. We have the option to borrow under our revolver based on the agent’s base rate plus a premium ranging from 0.00% to 0.25% or the London Interbank Offered Rate (LIBOR) plus a premium ranging from 1.25% to 3.00%.

As of December 31, 2016, we were in compliance with our covenants and we had approximately $94.3 million of availability under the ABL Credit Facility.

As of December 31, 2016, $2.0 million of bank financing fees were included in “Prepaid expenses and other” and “Other long-term assets” on the accompanying Consolidated Balance Sheets. The financing fees are being amortized over the five-year term of the ABL Credit facility and are included in “Interest and other expense on debt” on the accompanying Consolidated Statements of Comprehensive Income.

We entered into a forward starting fixed rate interest rate hedge that commenced June 2013, in order to eliminate the variability of cash interest payments on $53.2 million of the then outstanding LIBOR-based borrowings under the ABL Credit Facility. The hedge, which matured on June 1, 2016, fixed the rate at 1.21% plus a premium ranging from 1.25% to 1.75%.

As part of the CTI acquisition in July 2011, we assumed approximately $5.9 million of Industrial Revenue Bond (IRB) indebtedness. The bond matures in April 2018, with the option to provide principal payments annually on April 1st. On April 1, 2016, we paid an optional principal payment of $0.9 million. Since the IRB is remarketed annually, it is included in “Current portion of long-term debt” on the accompanying Consolidated Balance Sheets. Interest is payable monthly, with a variable rate that resets weekly. As a security for payment of the bonds, we obtained a direct pay letter of credit issued by JPMorgan Chase Bank, N.A. The letter of credit reduces annually by the principal reduction amount. The interest rate at December 31, 2016 was 1.0% for the IRB debt.

CTI entered into an interest rate swap agreement to reduce the impact of changes in interest rates on the above IRB. At December 31, 2016, the effect of the swap agreement on the bond was to fix the rate at 3.46%. The swap agreement matures in April 2018, and is reduced annually by the amount of the optional principal payments on the bond. We are exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap agreement. However, we do not anticipate nonperformance by the counterparties.

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

Our Board previously approved 2015 and 2014 regular quarterly dividends of $0.02 per share, which were paid in March, June, September and December of 2015 and 2014.

Contractual Obligations

The following table reflects our contractual obligations as of December 31, 2016:

Contractual Obligations			Less than			More than
(amounts in thousands)		Total	1 year	1-3 years	3-5 years	5 years
Long-term debt obligations	(a)	$166,424	$895	$165,529	$-	$-
Interest obligations	(b)	9,885	3,975	5,910	-	-
Unrecognized tax positions	(c)	40	14	26	-	-
Other long-term liabilities	(d)	10,422	607	5,448	3,078	1,288
Operating leases	(e)	26,466	6,634	10,315	6,235	3,282
Total contractual obligations		$213,237	$12,125	$187,228	$9,313	$4,570

(a)	See Note 6 to the Consolidated Financial Statements.
(b)	Future interest obligations are calculated using the debt balances and interest rates in effect on December 31, 2016.
(c)	See Note 12 to the Consolidated Financial Statements. Classification is based on expected settlement dates and the expiration of certain statutes of limitations.
(d)	Primarily consists of retirement liabilities and deferred compensation payable in future years.
(e)	See Note 11 to the Consolidated Financial Statements.

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

Other than operating leases, which are disclosed above, and derivative instruments discussed in Note 7 to the Consolidated Financial Statements, as of December 31, 2016, we had no material off-balance sheet arrangements.

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

Certain of our tubular and pipe products inventory is stated under the LIFO method. At December 31, 2016, approximately $43.4 million, or 17.1% of consolidated inventory, was reported under the LIFO method of accounting. The cost of the remainder of tubular and pipe product segment’s inventory is determined using a weighted average rolling first-in, first-out method.

Intangible Assets

The Company performs an annual impairment test of indefinite-lived intangible assets for the tubular and pipe products segment in the fourth quarter, or more frequently if changes in circumstances or the occurrence of events indicate potential impairment. Events or changes in circumstances that could trigger an impairment review include significant nonperformance relative to the expected historical or projected future operating results, significant changes in the manner of the use of the acquired assets or the strategy for the overall business or significant negative industry or economic trends. Management uses judgment to determine whether to use a qualitative analysis or a quantitative fair value measurement for each of the Company’s reporting units that carry intangible assets.

If a quantitative fair value measurement is used, the fair value of each indefinite-lived intangible asset is compared to its carrying value and an impairment charge is recorded if the carrying value exceeds the fair value. The Company estimates the fair value of indefinite-lived intangible assets using a discounted cash flow methodology. Management’s assumptions used for the calculations are based on historical results, projected financial information and recent economic events. Actual results could differ from these estimates under different assumptions or conditions which could adversely affect the reported value of intangible assets.

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

Certain engineered products produced by CTI can take several months to manufacture due to their size and complexity. Substantially all projects are completed within six months. The Company may request advance payments from customers during the production of these products. These payments are included in “Other accrued liabilities” on the Company’s Consolidated Balance Sheets. Due to their short-term nature, the Company uses the units of delivery method to account for these contracts. Revenue for the contracts is recognized when the product is shipped and title of the product transfers to the customers. Revenues for these engineered products accounted for approximately 1.7%, 1.8% and 1.7% of our net sales during 2016, 2015 and 2014, respectively.

Impact of Recently Issued Accounting Pronouncements

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

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes.” This ASU is part of the FASB’s Simplification Initiative and has been issued to reduce complexity in the presentation of deferred taxes. This new guidance eliminates the requirement for entities that present a classified statement of financial position to classify deferred tax assets and liabilities as current and noncurrent, and instead require that they classify all deferred tax assets and liabilities as noncurrent. As a result, each jurisdiction will now only have one net noncurrent deferred tax asset or liability. However, the guidance does not change the existing requirement that only permits offsetting within a jurisdiction. Companies are still prohibited from offsetting deferred tax liabilities from one jurisdiction against deferred tax assets of another jurisdiction. This ASU is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted. The guidance may be applied either prospectively, for all deferred tax assets and liabilities, or retrospectively (i.e., by reclassifying the comparative balance sheet). If applied prospectively, entities are required to include a statement that prior periods were not retrospectively adjusted. If applied retrospectively, entities are also required to include quantitative information about the effects of the change on prior periods. The prospective adoption of this guidance on January 1, 2016 did not have a material impact on our consolidated financial statements and the prior periods were not retrospectively adjusted.

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” This ASU is part of the FASB’s Simplification Initiative and has been issued to reduce the complexity in the presentation of debt issuance costs. This new guidance requires companies to present debt issuance costs the same way they currently present debt discounts, as a direct deduction from the carrying value of that debt liability. The guidance is limited to simplifying the presentation of debt issuance costs and does not impact the recognition and measurement guidance for debt issuance costs. This ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted. The amendments of ASU No. 2015-03 must be applied retrospectively, where the balance sheet of each presented individual period is adjusted to indicate the period-specific impact of using the new guidance. The FASB considered that because both debt issuance costs and debt discounts are amortized using the effective interest method, there would be no effect on the income statement upon adoption of the amendments. The adoption of this guidance on January 1, 2016 did not have an impact on our consolidated financial statements because it does not apply to revolving credit agreements.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern”. This ASU contains new guidance on management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management must evaluate whether it is probable that known conditions or events, considered in the aggregate, would raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. If such conditions or events are identified, the standard requires management's mitigation plans to alleviate the doubt or a statement of the substantial doubt about the entity’s ability to continue as a going concern to be disclosed in the financial statements. This ASU is effective for fiscal years and interim periods beginning after December 15, 2016, with early adoption permitted. The adoption of this ASU did not impact our consolidated financial statements.

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

Approximately 51%, 49% and 51% of our consolidated net sales in 2016, 2015 and 2014, respectively, were directly related to industrial machinery and equipment manufacturers and their fabricators.

Inflation generally affects us by increasing the cost of employee wages and benefits, transportation services, processing equipment, energy and borrowings under our credit facility. General inflation has not had a material effect on our financial results during the past three years.

We are exposed to the impact of fluctuating metals prices and interest rate changes. During 2016, 2015 and 2014, we entered into metals swaps at the request of customers. While these derivatives are intended to be effective in helping us manage risk, they have not been designated as hedging instruments. For certain customers, we enter into contractual relationships that entitle us to pass-through the economic effect of trading positions that we take with other third parties on our customers’ behalf. In 2014, we entered into carbon swaps in order to mitigate the volatility in the price of metals. The carbon swaps were accounted for as cash flow hedges and all of them settled in 2015. We had no outstanding metals cash flow hedges at December 31, 2016.

Our primary interest rate risk exposure results from variable rate debt. If interest rates in the future were to increase 100 basis points (1.0%) from December 31, 2016 rates and, assuming no change in total debt from December 31, 2016 levels, the additional annual interest expense to us would be approximately $1.6 million. We have the option to enter into 30- to 180-day fixed base rate LIBOR loans under the ABL Credit Facility. The Company assumed an interest rate swap agreement on the $5.9 million of CTI IRB. The swap agreement matures in April 2018, but the notional amount may be reduced annually by the amount of the optional principal payments on the IRB. The Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap agreements. However, the Company does not anticipate nonperformance by the counterparties.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Olympic Steel, Inc.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Olympic Steel, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Olympic Steel, Inc. and its subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

March 2, 2017

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, our management used the criteria established in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we concluded that, as of December 31, 2016, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Olympic Steel, Inc.

Consolidated Statements of Comprehensive Income

For The Years Ended December 31,

(in thousands, except per share data)

	2016	2015	2014

Net sales	$1,055,116	$1,175,543	$1,436,270

Costs and expenses
Cost of materials sold (excludes items shown separately below)	820,040	942,214	1,160,310
Warehouse and processing	79,521	85,411	92,170
Administrative and general	63,054	64,987	72,219
Distribution	36,490	36,073	41,312
Selling	23,060	21,158	24,799
Occupancy	8,718	9,492	10,052
Depreciation	17,596	18,147	19,891
Amortization	889	889	889
Goodwill and intangible asset impairment	-	24,951	23,836
Total costs and expenses	1,049,368	1,203,322	1,445,478
Operating income (loss)	5,748	(27,779)	(9,208)
Other loss, net	(55)	(125)	(126)
Income (loss) before interest and income taxes	5,693	(27,904)	(9,334)
Interest and other expense on debt	5,273	5,690	6,780
Income (loss) before income taxes	420	(33,594)	(16,114)
Income tax provision (benefit)	1,498	(6,817)	2,950
Net loss	$(1,078)	$(26,777)	$(19,064)

Gain (loss) on cash flow hedges	114	(1,816)	12
Tax effect of hedges	(44)	699	(125)
Reclassification of loss included in net income, net of tax of $804 for 2015	-	1,596	-
Total comprehensive loss	$(1,008)	$(26,298)	$(19,177)

Net loss per share - basic	$(0.10)	$(2.39)	$(1.71)
Weighted average shares outstanding - basic	11,210	11,192	11,120

Net loss per share - diluted	$(0.10)	$(2.39)	$(1.71)
Weighted average shares outstanding - diluted	11,210	11,192	11,120

Dividends declared per share of common stock	$0.08	$0.08	$0.08

The accompanying notes are an integral part of these statements.

 Olympic Steel, Inc.

Consolidated Balance Sheets

As of December 31,

(in thousands)

	2016	2015
Assets
Cash and cash equivalents	$2,315	$1,604
Accounts receivable, net	101,902	92,877
Inventories, net (includes LIFO debit of $8,045 and $6,555 as of December 31, 2016 and 2015, respectively)	254,526	206,645
Prepaid expenses and other	6,197	7,820
Total current assets	364,940	308,946
Property and equipment, at cost	374,242	372,129
Accumulated depreciation	(218,476)	(205,591)
Net property and equipment	155,766	166,538
Intangible assets, net	23,869	24,757
Other long-term assets	11,493	11,639
Total assets	$556,068	$511,880

Liabilities
Current portion of long-term debt	$1,825	$2,690
Accounts payable	79,458	55,685
Accrued payroll	8,445	6,884
Other accrued liabilities	15,170	11,801
Total current liabilities	104,898	77,060
Credit facility revolver	164,599	145,800
Other long-term liabilities	10,062	9,829
Deferred income taxes	23,119	24,496
Total liabilities	302,678	257,185

Commitments and contingencies (Note 11)

Shareholders' Equity
Preferred stock, without par value, 5,000 shares authorized, no shares issued or outstanding	-	-
Common stock, without par value, 20,000 shares authorized, 10,963 and 10,955 shares issued and outstanding	128,619	128,129
Treasury stock, at cost, 57 and 65 shares held	(609)	(699)
Accumulated other comprehensive loss	-	(70)
Retained earnings	125,380	127,335
Total shareholders' equity	253,390	254,695
Total liabilities and shareholders' equity	$556,068	$511,880

The accompanying notes are an integral part of these balance sheets.

Olympic Steel, Inc.

Consolidated Statements of Cash Flows

For The Years Ended December 31,

(in thousands)

	2016	2015	2014
Cash flows from (used for) operating activities:
Net loss	$(1,078)	$(26,777)	$(19,064)
Adjustments to reconcile net income (loss) to net cash from operating activities -
Depreciation and amortization	19,402	19,873	21,840
Goodwill and intangible asset impairment	-	24,951	23,836
(Gain) loss on disposition of property and equipment	(376)	15	248
Stock-based compensation	534	1,759	2,074
Other long-term assets	(638)	44	(766)
Other long-term liabilities	(1,074)	(7,500)	(2,754)
	16,770	12,365	25,414
Changes in working capital:
Accounts receivable	(9,025)	30,927	(8,516)
Inventories	(47,881)	104,463	(24,737)
Prepaid expenses and other	1,620	13,808	(7,648)
Accounts payable	28,619	(21,923)	(24,090)
Change in outstanding checks	(4,846)	(13,644)	(10,670)
Accrued payroll and other accrued liabilities	4,930	(18,511)	10,663
	(26,583)	95,120	(64,998)
Net cash from (used for) operating activities	(9,813)	107,485	(39,584)

Cash flows from (used for) investing activities:
Capital expenditures	(6,824)	(7,317)	(7,834)
Proceeds from disposition of property and equipment	376	3	68
Net cash used for investing activities	(6,448)	(7,314)	(7,766)

Cash flows from (used for) financing activities:
Credit facility revolver borrowings	307,298	311,372	632,726
Credit facility revolver repayments	(288,499)	(409,662)	(534,711)
Term loan repayments	-	-	(48,854)
Industrial revenue bond repayments	(865)	(840)	(810)
Credit facility fees and expenses	(131)	(127)	(1,218)
Proceeds from exercise of stock options (including tax benefits) and employee stock purchases	46	30	147
Repurchase of common stock	-	(699)	-
Dividends paid	(877)	(879)	(878)
Net cash from (used for) financing activities	16,972	(100,805)	46,402

Cash and cash equivalents:
Net change	711	(634)	(948)
Beginning balance	1,604	2,238	3,186
Ending balance	$2,315	$1,604	$2,238

The accompanying notes are an integral part of these statements.

Olympic Steel, Inc.

Supplemental Disclosures of Cash Flow Information

For The Years Ended December 31,

(in thousands)

	2016	2015	2014
Cash paid during the period

Interest paid	$4,300	$5,083	$5,793
Income taxes paid	$982	$565	$4,658

The accompanying notes are an integral part of these statements

Olympic Steel, Inc.

Consolidated Statements of Shareholders’ Equity

For The Years Ended December 31,

(in thousands)

			Accumulated
			Other
	Common	Treasury	Comprehensive	Retained	Total
	Stock	Stock	Loss	Earnings	Equity

Balance at December 31, 2013	$124,118	$-	$(437)	$174,935	$298,616

Net loss	$-	$-	$-	$(19,064)	$(19,064)
Payment of dividends	-	-	-	(878)	(878)
Exercise of stock options and employee stock purchases (7 shares)	147	-	-	-	147
Stock-based compensation	2,074	-	-	-	2,074
Changes in fair value of hedges	-	-	(113)	-	(113)
Other	-	-	1	(2)	(1)

Balance at December 31, 2014	$126,339	$-	$(549)	$154,991	$280,781

Net loss	$-	$-	$-	$(26,777)	$(26,777)
Repurchase of common stock	-	(699)	-	-	(699)
Payment of dividends	-	-	-	(879)	(879)
Exercise of stock options and employee stock purchases (2 shares)	30	-	-	-	30
Stock-based compensation	1,759	-	-	-	1,759
Changes in fair value of hedges	-	-	479	-	479
Other	1	-	-	-	1

Balance at December 31, 2015	$128,129	$(699)	$(70)	$127,335	$254,695

Net loss	$-	$-	$-	$(1,078)	$(1,078)
Payment of dividends	-	-	-	(877)	(877)
Employee stock purchases (3 shares)	46	-	-	-	46
Stock-based compensation	444	90	-	-	534
Changes in fair value of hedges	-	-	70	-	70

Balance at December 31, 2016	$128,619	$(609)	-	$125,380	$253,390

The accompanying notes are an integral part of these statements.

Olympic Steel, Inc.

Notes to Consolidated Financial Statements

For The Years Ended December 31, 2016, 2015 and 2014

1.	Summary of Significant Accounting Policies:

Nature of Business

The Company is a leading U.S. metals service center specializing in the processing and distribution of large volumes of carbon, coated, aluminum and stainless steel, flat-rolled coil, sheet and plate products and tubular and pipe products from facilities throughout the United States. The Company operates in three reportable segments; carbon flat products, specialty metals flat products, and tubular and pipe products. The carbon flat products segment and the specialty metals flat products segments are at times consolidated and referred to as the flat products segments. The flat products segments’ assets and resources are shared by the carbon and specialty metals segments and both segments’ products are stored in the shared facilities and, in some locations, processed on shared equipment. Due to the shared assets and resources, certain of the flat products segment expenses are allocated between the carbon flat products segment and the specialty metals flat products segment based upon an established allocation methodology. Through its carbon flat products segment, the Company sells and distributes large volumes of processed carbon and coated flat-rolled sheet, coil and plate products, and fabricated parts. Through its specialty metals flat products segment, the Company sells and distributes processed aluminum and stainless flat-rolled sheet and coil products, flat bar products and fabricated parts. Through our tubular and pipe products segment, which consists of our Chicago Tube & Iron subsidiary, or CTI, we distribute metal tubing, pipe, bar, valves and fittings and fabricate pressure parts supplied to various industrial markets.

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

Concentration Risks

The Company is a major customer of flat-rolled coil and plate and tubular and pipe steel for many of its principal suppliers, but is not dependent on any one supplier. The Company purchased approximately 54%, 51% and 43% of its total steel requirements from its three largest suppliers in 2016, 2015 and 2014, respectively.

The Company has a diversified customer and geographic base, which reduces the inherent risk and cyclicality of its business. The concentration of net sales to the Company’s top 20 customers approximated 29%, 31% and 29% of consolidated net sales in 2016, 2015 and 2014, respectively. In addition, the Company’s largest customer accounted for approximately 4%, 6% and 6% of consolidated net sales in 2016, 2015 and 2014, respectively. Sales to industrial machinery and equipment manufacturers and their fabricators accounted for 51%, 49% and 51% of consolidated net sales in 2016, 2015 and 2014, respectively.

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

Certain of the Company’s tubular and pipe products inventory is stated under the last-in, first-out (LIFO) method. At December 31, 2016 and December 31, 2015, approximately $43.4 million, or 17.1% of consolidated inventory, and $42.7 million, or 20.7% of consolidated inventory, respectively, was reported under the LIFO method of accounting. The cost of the remainder of tubular and pipe product segment’s inventory is determined using a weighted average rolling first-in, first-out (FIFO) method.

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

Intangible Assets and Recoverability of Long-lived Assets

The Company performs an annual impairment test of indefinite-lived intangible assets for the tubular and pipe products segment in the fourth quarter, or more frequently if changes in circumstances or the occurrence of events indicate potential impairment. Events or changes in circumstances that could trigger an impairment review include significant nonperformance relative to the expected historical or projected future operating results, significant changes in the manner of the use of the acquired assets or the strategy for the overall business or significant negative industry or economic trends. Management uses judgment to determine whether to use a qualitative analysis or a quantitative fair value measurement for each of the Company’s reporting units that carry intangible assets.

If a quantitative fair value measurement is used, the fair value of each indefinite-lived intangible asset is compared to its carrying value and an impairment charge is recorded if the carrying value exceeds the fair value. The Company estimates the fair value of indefinite-lived intangible assets using a discounted cash flow methodology. Management’s assumptions used for the calculations are based on historical results, projected financial information and recent economic events. Actual results could differ from these estimates under different assumptions or conditions which could adversely affect the reported value of intangible assets.

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

Certain engineered products produced by the tubular and pipe products segment typically take several months to produce due to their size and complexity. Substantially all projects are completed within nine months. The Company may request advance payments from customers during the production of these products. These payments are included in current short-term liabilities on the Company’s Consolidated Balance Sheet. Due to their short-term nature, the Company uses the units of delivery method to account for these contracts. Revenue for the contracts is recognized when the product is shipped and title of the product transfers to the customers. Revenues for these engineered products accounted for approximately 1.7%, 1.8% and 1.7% of our consolidated net sales during 2016, 2015 and 2014, respectively.

Shipping and Handling Fees and Costs

Amounts charged to customers for shipping and other transportation services are included in net sales. The distribution expense line on the accompanying Consolidated Statements of Comprehensive Income is entirely comprised of all shipping and other transportation costs incurred by the Company in shipping goods to its customers.

Stock-Based Compensation

The Company records compensation expense for stock awards issued to employees and directors. For additional information, see Note 10, Equity Plans.

Impact of Recently Issued Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No 2016-15, “Classification of certain cash receipts and cash payments”. This ASU addresses the following eight specific cash flow issues: Debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (COLIs) (including bank-owned life insurance policies (BOLIs)); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. The guidance will be effective for annual reporting periods beginning after December 15, 2017, and interim periods within those fiscal years with early adoption permitted. The adoption of this ASU is not expected to materially impact our consolidated financial statements.

In March 2016, the FASB issued ASU No 2016-09, “Improvements to Employee Share-Based Payment Accounting”. This ASU is part of the FASB’s Simplification Initiative and has been issued to reduce complexity in the presentation of employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance will be effective for annual reporting periods beginning after December 15, 2016 and interim periods within those fiscal years with early adoption permitted. The adoption of this ASU is not expected to materially impact our consolidated financial statements.

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

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern”. This ASU contains new guidance on management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management must evaluate whether it is probable that known conditions or events, considered in the aggregate, would raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. If such conditions or events are identified, the standard requires management's mitigation plans to alleviate the doubt or a statement of the substantial doubt about the entity’s ability to continue as a going concern to be disclosed in the financial statements. This ASU is effective for fiscal years and interim periods beginning after December 15, 2016, with early adoption permitted. The adoption of this ASU did not impact the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” This ASU is a joint project initiated by the FASB and the International Accounting Standards Board to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. generally accepted accounting principles and International Financial Reporting Standards that will: remove inconsistencies and weaknesses in revenue requirements; provide a more robust framework for addressing revenue issues; improve comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets; provide more useful information to users of financial statements through improved disclosure requirements; and simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer. As originally proposed, the guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The adoption of this ASU is not expected to materially impact our consolidated financial statements. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers.” This ASU deferred the effective date of ASU No. 2014-09 by one year.

2.	Accounts Receivable:

Accounts receivable are presented net of allowances for doubtful accounts and unissued credits of $2.4 million and $3.1 million as of December 31, 2016 and 2015, respectively. Bad debt expense totaled $0.4 million in 2016, $0.5 million in both 2015 and 2014.

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

3.	Inventories:

Inventories consisted of the following:

As of December 31,
(in thousands)	2016	2015
Unprocessed	$203,256	$163,942
Processed and finished	51,270	42,703
Totals	$254,526	$206,645

During 2016 and 2015, the Company recorded $1.5 million and $3.3 million, respectively of LIFO income as a result of decreased metals pricing during 2016 and 2015. The LIFO income increased the Company’s inventory balance and decreased its cost of materials sold.

If the FIFO method had been in use, inventories would have been $8.0 million and $6.6 million lower than reported at December 31, 2016 and 2015, respectively.

4.	Property and Equipment:

Property and equipment consists of the following:

(in thousands)	Depreciable Lives			December 31, 2016	December 31, 2015
Land		-		$16,001	$16,001
Land improvements	5	-	10	3,133	2,799
Buildings and improvements	7	-	30	133,010	131,294
Machinery and equipment	2	-	15	185,676	185,555
Furniture and fixtures	3	-	7	6,311	6,582
Computer software and equipment	2	-	5	27,848	27,350
Vehicles	2	-	5	1,456	1,274
Construction in progress		-		807	1,274
				374,242	372,129
Less accumulated depreciation				(218,476)	(205,591)
Net property and equipment				$155,766	$166,538

Leasehold improvements are included with buildings and improvements and are depreciated over the life of the lease or seven years, whichever is less.

Construction in progress, as of December 31, 2016, primarily consisted of payments for additional processing equipment at our existing facilities that was not yet placed into service and capitalized costs related to the implementation of ERP systems.

5.	Goodwill and Intangible Assets:

In accordance with the Accounting Standards Codification (ASC), an impairment test of indefinitely lived intangible assets is performed at least annually or more frequently if changes in circumstances or the occurrence of events indicate potential impairment. Events or changes in circumstances that could trigger an impairment review include significant nonperformance relative to the expected historical or projected future operating results, significant changes in the manner of the use of the acquired assets or the strategy for the overall business or significant negative industry or economic trends.

During 2015, the metals industry experienced a significant decline in the price of metals as a result of the strengthened U.S. dollar, a historically high level of imported materials arriving in the United States, low raw material costs to produce metals, and an oversupply of metals.   The challenging market conditions negatively impacted the Company’s financial performance and the decrease of the Company’s market capitalization led the Company to perform the two-step quantitative impairment test during the year by comparing the fair value of the segment carrying goodwill with its carrying value. During the second quarter of 2015, the Company recorded a full impairment to the tubular and pipe products segment’s goodwill. In addition, the Company concluded that the indefinitely lived intangible asset, Trade name, was partially impaired and the impairment in the amount of $8 million was recorded. During the annual impairment analysis in the fourth quarter of 2015 the Company fully impaired the goodwill related to the specialty metals flat products segment as the asset impairment testing determined that the carrying value of the operations was in excess of the fair value and impairments were identified. The determination of fair value of the reporting units used to perform the first step of the impairment test requires judgment and involves significant estimates and assumptions about the expected future cash flows and the impact of market conditions on those assumptions. Due to the inherent uncertainty associated with these estimates, actual results could differ materially from these estimates.

Goodwill, by reportable segment, was as follows as of December 31, 2016 and 2015:

(in thousands)	Specialty Metals Flat Products	Tubular and Pipe Products	Total
Balance as of December 31, 2014	$500	$16,451	$16,951
Acquisitions	-	-	-
Impairments	(500)	(16,451)	(16,951)
Balance as of December 31, 2015	$-	$-	$-
Acquisitions	-	-	-
Impairments	-	-	-
Balance as of December 31, 2016	$-	$-	$-

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

During 2016, a step zero test was performed for the indefinitely lived intangible assets and no indication of impairment was present. Due to the impairment of the tubular and pipe segment’s goodwill in the second quarter of 2015, a triggering event occurred for the intangible assets subject to amortization and an impairment test was completed. The test revealed no impairment to the Company’s intangible assets subject to amortization.

Intangible assets, net, consisted of the following as of December 31, 2016 and 2015:

	As of December 31, 2016
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Impairments	Intangible Assets, Net

Customer relationships - subject to amortization	$13,332	$(4,888)	$-	$8,444
Trade name - not subject to amortization	15,425	-	-	15,425
	$28,757	$(4,888)	$-	$23,869

	As of December 31, 2015
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Impairments	Intangible Assets, Net

Customer relationships - subject to amortization	$13,332	$(4,000)	$-	$9,332
Trade name - not subject to amortization	23,425	-	(8,000)	15,425
	$36,757	$(4,000)	$(8,000)	$24,757

The Company estimates that amortization expense for its intangible assets subject to amortization will be $0.9 million per year in each of the next five years.

6.	Debt:

The Company’s debt is comprised of the following components:

	As of
	December 31,	December 31,
(in thousands)	2016	2015
Asset-based revolving credit facility due June 30, 2019	$164,599	$145,800
Industrial revenue bond due April 1, 2018	1,825	2,690
Total debt	166,424	148,490
Less current amount	(1,825)	(2,690)
Total long-term debt	$164,599	$145,800

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

The ABL Credit Facility requires the Company to comply with various covenants, the most significant of which include: (i) until maturity of the ABL Credit Facility, if any commitments or obligations are outstanding and the Company’s availability is less than the greater of $30 million or 10.0% of the aggregate amount of revolver commitments ($36.5 million at December 31, 2016), then the Company must maintain a ratio of EBITDA minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00 for the most recent twelve fiscal month period; (ii) limitations on dividend payments and common stock repurchases; and (iii) restrictions on additional indebtedness. The Company has the option to borrow under its revolver based on the agent’s base rate plus a premium ranging from 0.00% to 0.25% or the London Interbank Offered Rate (LIBOR) plus a premium ranging from 1.25% to 3.00%.

As of December 31, 2016, the Company was in compliance with its covenants and had approximately $94.3 million of availability under the ABL Credit Facility.

As of December 31, 2016, $2.0 million of bank financing fees were included in “Prepaid expenses and other” and “Other long-term assets” on the accompanying Consolidated Balance Sheets. The financing fees are being amortized over the five-year term of the ABL Credit facility and are included in “Interest and other expense on debt” on the accompanying Consolidated Statements of Comprehensive Income.

As part of the CTI acquisition in July 2011, the Company assumed approximately $5.9 million of Industrial Revenue Bond (IRB) indebtedness. The bond matures in April 2018, with the option to provide principal payments annually on April 1st. On April 1, 2016, the Company paid an optional principal payment of $0.9 million. Since the IRB is remarketed annually, it is included in “Current portion of long-term debt” on the accompanying Consolidated Balance Sheets. Interest is payable monthly, with a variable rate that resets weekly. As a security for payment of the bonds, the Company obtained a direct pay letter of credit issued by JPMorgan Chase Bank, N.A. The letter of credit reduces annually by the principal reduction amount. The interest rate at December 31, 2016 was 1.0% for the IRB debt.

CTI entered into an interest rate swap agreement to reduce the impact of changes in interest rates on the above IRB. At December 31, 2016, the effect of the swap agreement on the bond was to fix the rate at 3.46%. The swap agreement matures in April 2018, and is reduced annually by the amount of the optional principal payments on the bond. The Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap agreement. However, the Company does not anticipate nonperformance by the counterparties.

In June 2012, the Company entered into a forward starting fixed rate interest rate hedge that commenced June 2013, in order to eliminate the variability of cash interest payments on $53.2 million of the then outstanding LIBOR-based borrowings under the ABL Credit Facility. The hedge, which matured on June 1, 2016, fixed the rate at 1.21% plus a premium ranging from 1.25% to 1.75%.

Scheduled Debt Maturities, Interest, Debt Carrying Values

The Company’s principal payments over the next three years are detailed in the table below:

(in thousands)	2017	2018	2019	Total
ABL Credit Facility	$-	$-	$164,599	$164,599
Industrial revenue bond	895	930	-	1,825
Total principal payments	$895	$930	$164,599	$166,424

The overall effective interest rate for all debt, exclusive of deferred financing fees and deferred commitment fees, amounted to 2.4%, 2.1% and 2.4% in 2016, 2015 and 2014, respectively. Interest paid totaled $4.3 million, $5.1 million and $5.8 million for the years ended December 31, 2016, 2015 and 2014, respectively. Average total debt outstanding was $152.5 million, $211.2 million and $234.7 million in 2016, 2015 and 2014, respectively.

7.	Derivative Instruments:

Metals swaps

During 2016, 2015 and 2014, the Company entered into nickel swaps indexed to the London Metal Exchange (LME) price of nickel with third-party brokers. In 2014, the Company entered into carbon swaps indexed to the New York Mercantile Exchange (NYMEX) price of U.S. Midwest Domestic Hot-Rolled Coil Steel with third-party brokers. The nickel and carbon swaps are treated as derivatives for accounting purposes and are included in “Other accrued liabilities” and “Prepaid expenses and other” on the Consolidated Balance Sheet at December 31, 2016 and 2015. The Company entered into the swaps to mitigate its customers’ risk of volatility in the price of metals. The outstanding nickel swaps have one to five months remaining and the there are no outstanding carbon swaps as of December 31, 2016. The swaps are settled with the brokers at maturity. The economic benefit or loss arising from the changes in fair value of the swaps is contractually passed through to the customer. The primary risk associated with the metals swaps is the ability of customers or third-party brokers to honor their agreements with the Company related to derivative instruments. If the customer or third-party brokers are unable to honor their agreements, the Company’s risk of loss is the fair value of the metals swaps.

While these derivatives are intended to help the Company manage risk, they have not been designated as hedging instruments. The periodic changes in fair value of the metals and embedded customer derivative instruments are included in “Cost of materials sold” in the Consolidated Statements of Comprehensive Income. The Company recognizes derivative positions with both the customer and the third party for the derivatives and classifies cash settlement amounts associated with them as part of “Cost of materials sold” in the Consolidated Statements of Comprehensive Income. The cumulative change in fair value of the metals swaps that have not yet settled are included in “Other accrued liabilities”, and the embedded customer derivatives are included in “Accounts receivable, net” on the Consolidated Balance Sheets at December 31, 2016 and 2015.

In 2014, the Company entered into cash flow metals hedges to mitigate its risk of volatility in the price of metals. The cash flow metals hedges are indexed to the NYMEX price of U.S. Midwest Domestic Hot-Rolled Coil Steel with third-party brokers. There were no cash flow metals hedges outstanding as of December 31, 2016 or 2015. The metals hedges were accounted for as cash flow hedges. The impact of the mark-to-market adjustment on settled hedges is recorded in “Cost of materials sold” in the accompanying Consolidated Statements of Comprehensive Income. The impact for the twelve months ended December 31, 2015 was $2.4 million of expense.

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

There was no net impact from the nickel swaps or embedded customer derivative agreements to the Company’s Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014. The table below shows the total impact to the Company’s Consolidated Statements of Comprehensive Income through “Net income (loss)” of the derivatives for the years ended December 31, 2016, 2015 and 2014.

	Net Gain (Loss) Recognized
(in thousands)	2016	2015	2014
Interest rate swap (CTI)	$(66)	$(77)	$(100)
Fixed interest rate swap (ABL)	(98)	(365)	(472)
Cash flow metals hedges	-	(2,400)	(312)
Metals swaps	68	(2,304)	934
Embedded customer derivatives	(68)	2,304	(934)
Total loss	$(164)	$(2,842)	$(884)

8.	Fair Value of Assets and Liabilities:

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

During 2016 and 2015, there were no transfers of financial assets between Levels 1, 2 or 3 fair value measurements. There have been no changes in the methodologies used at December 31, 2016 and December 31, 2015. Following is a description of the valuation methodologies used for assets and liabilities measured at fair value as of December 31, 2016 and December 31, 2015:

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

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company:

	Value of Items Recorded at Fair Value
	As of December 31, 2016
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Embedded customer derivatives	$-	$113	$-	$113
Total assets at fair value	$-	$113	$-	$113

Liabilities:
Metals swaps	$-	$113	$-	$113
Interest rate swap (CTI)	-	36	-	36
Total liabilities recorded at fair value	$-	$149	$-	$149

	Value of Items Not Recorded at Fair Value
	As of December 31, 2016
(in thousands)	Level 1	Level 2	Level 3	Total
Liabilities:
IRB	$1,825	$-	$-	$1,825
ABL Credit Facility	-	164,599	-	164,599
Total liabilities not recorded at fair value	$1,825	$164,599	$-	$166,424

The value of the items not recorded at fair value represent the carrying value of the liabilities.

	Value of Items Recorded at Fair Value
	As of December 31, 2015
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Embedded customer derivatives	$-	$384	$-	$384
Total assets at fair value	$-	$384	$-	$384

Liabilities:
Metals swaps	$-	$384	$-	$384
Interest rate swap (CTI)	-	102	-	102
Fixed interest rate swap (ABL)	-	114	-	114
Total liabilities recorded at fair value	$-	$600	$-	$600

	Value of Items Not Recorded at Fair Value
	As of December 31, 2015
(in thousands)	Level 1	Level 2	Level 3	Total
Liabilities:
IRB	$2,690	$-	$-	$2,690
ABL Credit Facility	-	145,800	-	145,800
Total liabilities not recorded at fair value	$2,690	$145,800	$-	$148,490

The value of the items not recorded at fair value represent the carrying value of the liabilities.

The fair value of the IRB is determined using Level 1 inputs. The carrying value and the fair value of the IRB that qualify as financial instruments were $1.8 million and $2.7 million at December 31, 2016 and 2015, respectively.

The fair value of the ABL Credit Facility is determined using Level 2 inputs. The carrying value of the ABL Credit Facility was $164.6 million and $145.8 million at December 31, 2016 and 2015, respectively. The Level 2 fair value of the Company's long-term debt was estimated using prevailing market interest rates on debt with similar creditworthiness, terms and maturities.

9.	Accumulated Other Comprehensive Loss:

In June 2012, the Company entered into a forward starting fixed rate interest rate hedge commencing July 2013 in order to eliminate the variability of cash interest payments on $53.2 million of the outstanding LIBOR-based borrowings under the ABL Credit Facility. The hedge matured on June 1, 2016 and the notional amount was reduced monthly by $0.7 million. The balance as of December 31, 2015 was $31.4 million. The fixed rate interest rate hedge was accounted for as a cash flow hedging instrument for accounting purposes. The fair value of the interest rate hedge was included in “Accumulated other comprehensive loss” on the Consolidated Balance Sheets at December 31, 2015.

10.	Equity Plans:

Pursuant to the Amended and Restated Olympic Steel 2007 Omnibus Incentive Plan (Plan), the Company may grant stock options, stock appreciation rights, restricted shares, restricted share units, performance shares, and other stock- and cash-based awards to employees and Directors of, and consultants to, the Company and its affiliates. Under the Plan, 1,000,000 shares of common stock have been authorized cumulatively for equity grants.

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

On July 1, 2016, the Company created a new Senior Management Stock Incentive Program (the New Plan) for certain participants. Under the New Plan, each participant is awarded RSUs with a dollar value equal to 10% of the participant’s base salary, up to a maximum of $17,500. The RSUs have a five-year vesting period and the RSUs will convert into the right to receive shares of common stock upon a participant’s retirement, or earlier upon the participant’s death or disability or upon a change in control of the Company. The carbon and specialty metals flat products segments adopted the New Plan on July 1, 2016 and the tubular and pipe products segment adopted the New Plan on January 1, 2017.

Prior to July 1, 2016, the Company’s Senior Management Compensation Program included an equity component in order to encourage more ownership of common stock by the senior management (the Old Plan). The Old Plan imposed stock ownership requirements upon the participants. Each participant was required to own at least 750 shares of common stock for each year that the participant participated in the Old Plan. Any participant that failed to meet the stock ownership requirements would be ineligible to receive any equity awards under the Company’s equity compensation plans, including the Plan, until the participant satisfied the ownership requirements. To assist participants in meeting the stock ownership requirements, on an annual basis, if a participant purchased 500 shares of common stock on the open market, the Company awarded that participant 250 shares of common stock. During 2016 and 2015, the Company matched 2,500 and 9,000 shares, respectively. Additionally, any participant who continued to comply with the stock ownership requirements as of the five-year, 10-year, 15-year, 20-year and 25-year anniversaries of the participant’s participation in the Senior Management Compensation Program would receive a restricted stock unit award with a dollar value of $25 thousand, $50 thousand, $75 thousand, $100 thousand and $100 thousand, respectively. Restricted stock unit awards would convert into the right to receive shares of common stock upon a participant’s retirement, or earlier upon the participant’s death or disability or upon a change in control of the Company. The carbon and specialty metals flat products segments terminated this plan on July 1, 2016 and the tubular and pipe products segment terminated the plan on January 1, 2017.

As part of the termination of the Old Plan and the transition to the New Plan, participants were paid the RSU grants that were earned to date, or a pro-rata amount of the RSUs earned, depending on the participants’ length of time they participated in the plan. After the payment of the RSUs noted above, the remaining liability of approximately $1.0 million was reversed during 2016 in accordance with ASC No. 718.

During the third quarter of 2016, the Company adopted a formal RSU award program for employees who are promoted to an executive level position. During the quarter, Andrew Greiff received 10,573 RSUs upon his promotion to Executive Vice President and Chief Operating Officer. These RSUs vest on the fifth anniversary of his promotion.

Stock-based compensation income or expense recognized on RSUs is summarized in the following table:

	For the years ended December 31,
(in thousands)	2016	2015	2014
RSU expense before taxes of New Plan	$42	$-	$-
RSU (income) expense before taxes of Old Plan	$(73)	$1,047	$1,252
RSU (income) expense after taxes	81	631	774

All pre-tax charges related to RSUs were included in the caption “Administrative and general” on the accompanying Consolidated Statements of Comprehensive Income.

The following table summarizes the activity related to RSUs for the twelve months ended December 31, 2016:

	Number of Shares	Weighted Average Estimated Fair Value
Outstanding at December 31, 2015	287,894	$22.39
Granted	137,935	15.19
Converted into shares	(3,239)	19.12
Forfeited	(1,104)	18.03
Outstanding at December 31, 2016	421,486	$19.92
Vested at December 31, 2016	411,794	$19.89

Of the RSUs granted in 2016, 2015 and 2014, 51,075, 47,639 and 21,506, respectively, were used to fund supplemental executive retirement plan contributions. There was no intrinsic value for the RSUs that were converted into shares in 2016, 2015 and 2014.

11.	Commitments and Contingencies:

Operating Leases

The Company leases certain warehouses, sales offices, machinery and equipment and vehicles under long-term operating lease agreements. The leases expire at various dates through 2024. In some cases, the leases include options to extend. Rent and lease expense was $9.1 million, $8.7 million and $8.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.

The future annual minimum lease payments as of December 31, 2016 are as follows:

(in thousands)	2017	2018	2019	2020	2021	Thereafter	Total
Lease payments	$6,634	$5,804	$4,511	$3,661	$2,574	$3,282	$26,466

Commitments and Contingencies

The Company is party to various legal actions that it believes are ordinary in nature and incidental to the operation of its business. In the opinion of management, the outcome of the proceedings to which the Company is currently a party will not have a material adverse effect upon its results of operations, financial condition or cash flows. During 2016, the Company paid $1.7 million related to an arbitration decision for a 2015 foreign steel purchase. The amount was included in “Cost of materials sold” in the Consolidated Statements of Comprehensive Income. We have not incurred any charges of this nature in the comparable periods.

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

At December 31, 2016, approximately 280 of the hourly plant personnel are represented by nine separate collective bargaining units. The table below shows the expiration dates of the collective bargaining agreements.

Facility	Expiration date
Minneapolis plate, Minnesota	March 31, 2017
Detroit, Michigan	August 31, 2017
Duluth, Minnesota	December 21, 2017
St. Paul, Minnesota	May 25, 2018
Milan, Illinois	August 12, 2018
Locust, North Carolina	March 4, 2020
Romeoville, Illinois	May 31, 2020
Minneapolis coil, Minnesota	September 30, 2020
Indianapolis, Indiana	January 29, 2021

12.	Income Taxes:

The components of the Company’s provision (benefit) for income taxes from continuing operations were as follows:

	As of December 31,
(in thousands)	2016	2015	2014
Current:
Federal	$2,563	$(149)	$4,859
State and local	929	(752)	657
	3,492	(901)	5,516
Deferred	(1,994)	(5,916)	(2,566)
Income tax provision (benefit)	$1,498	$(6,817)	$2,950

The components of the Company’s deferred income taxes at December 31 are as follows:

(in thousands)	2016	2015
Deferred tax assets:
Inventory (excluding LIFO reserve)	$2,531	$2,986
Net operating loss and tax credit carryforwards	3,224	2,926
Allowance for doubtful accounts	533	500
Accrued expenses	7,228	7,311
Other	169	143
	13,685	13,866
Valuation reserve	(2,017)	(1,030)
Total deferred tax assets	11,668	12,836

Deferred tax liabilities:
LIFO reserve	(5,874)	(6,018)
Property and equipment	(19,846)	(22,535)
Intangibles	(9,067)	(9,396)
Total deferred tax liabilities	(34,787)	(37,949)
Deferred tax liabilities, net	$(23,119)	$(25,113)

The following table summarizes the activity related to the Company’s gross unrecognized tax benefits:

(in thousands)	2016	2015	2014
Balance as of January 1	$38	$58	$75
Decreases related to prior year tax positions	-	(20)	(17)
Increases related to current year tax positions	13	13	13
Decreases related to lapsing of statute of limitations	(13)	(13)	(13)
Balance as of December 31	$38	$38	$58

It is expected that the amount of unrecognized tax benefits will not materially change in the next twelve months. The tax years 2013 through 2015 remain open to examination by major taxing jurisdictions to which the Company is subject.

The Company recognized interest related to uncertain tax positions in income tax expense.

The following table reconciles the U.S. federal statutory rate to the Company’s effective tax rate:

	2016	2015		2014
U.S. federal statutory rate	35.0%	35.0%		35.0%
State and local taxes, net of federal benefit	11.8%	1.4%		(1.6%	)
Valuation allowance	205.4%	0.0%		0.0%
Goodwill impairment	0.0%	(17.1%	)	(51.8%	)
All other, net	104.4%	1.0%		0.1%
Effective income tax rate	356.6%	20.3%		(18.3%	)

The Company's effective tax rate is disproportionately high in 2016 from comparative periods due to low income before taxes relative to items that impact the effective tax rate.  Other differences reflect permanent differences of $0.8 million offset by credits and manufacturing deductions of $0.3 million.  During 2016, the Company recorded a valuation allowance of $0.9 million to reduce certain state deferred tax assets to the amount that is more likely than not to be realized.

Income taxes paid in 2016, 2015 and 2014 totaled $1.0 million, $0.6 million and $4.7 million, respectively. Some subsidiaries of the Company’s consolidated group file state tax returns on a separate company basis and have state net operating loss carryforwards expiring over the next seven to 20 years. A valuation allowance is recorded to reduce certain deferred tax assets to the amount that is more likely than not to be realized.

13.	Shares Outstanding and Earnings Per Share:

Earnings per share have been calculated based on the weighted average number of shares outstanding as set forth below:

	For the years ended December 31,
(in thousands, except per share data)	2016	2015	2014

Weighted average basic shares outstanding	11,210	11,192	11,120
Assumed exercise of stock options and issuance of stock awards	-	-	-
Weighted average diluted shares outstanding	11,210	11,192	11,120
Net income (loss)	$(1,078)	$(26,777)	$(19,064)
Basic earnings (loss) per share	$(0.10)	$(2.39)	$(1.71)
Diluted earnings (loss) per share	$(0.10)	$(2.39)	$(1.71)
Anti-dilutive securities outstanding	167	125	118

14.	Stock Repurchase Program:

On October 2, 2015, the Company announced that its Board of Directors authorized a stock repurchase program of up to 550,000 shares of the Company’s issued and outstanding common stock, which could include open market repurchases, negotiated block transactions, accelerated stock repurchases or open market solicitations for shares, all or some of which may be effected through Rule 10b5-1 plans. Any of the repurchased shares are held in the Company’s treasury, or canceled and retired as the Board may determine from time to time. Any repurchases of common stock are subject to the covenants contained in the ABL Credit Facility. Under the ABL Credit Facility, the Company may repurchase common stock and pay dividends up to $2.5 million in the aggregate during any trailing twelve months without restrictions. Purchases of common stock or dividend payments in excess of $2.5 million in the aggregate require the Company to (i) maintain availability in excess of 25% of the aggregate revolver commitments ($91.3 million at December 31, 2016) or (ii) to maintain availability equal to or greater than 15% of the aggregate revolver commitments ($54.8 million at December 31, 2016) and the Company must maintain a pro-forma ratio of EBITDA minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00.

There were no shares repurchased during 2016. During the fourth quarter of 2015, the Company repurchased 65,283 shares of outstanding common stock at an average cost of $10.71 per share.

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

The Company operates in three reportable segments; carbon flat products, specialty metals flat products, and tubular and pipe products. The flat products segments’ assets and resources are shared by the carbon and specialty metals segments and both segments’ products are stored in the shared facilities and, in some locations, processed on shared equipment. As such, total assets and capital expenditures are reported in the aggregate for the flat products segments. Due to the shared assets and resources, certain of the flat products segment expenses are allocated between the carbon flat products segment and the specialty metals flat products segment based upon an established allocation methodology. Through its carbon flat products segment, the Company sells and distributes large volumes of processed carbon and coated flat-rolled sheet, coil and plate products. Through its specialty metals flat products segment, the Company sells and distributes processed aluminum and stainless flat-rolled sheet and coil products, flat bar products and fabricated parts. Through its tubular and pipe products segment, the Company distributes metal tubing, pipe, bar, valve and fittings and fabricates pressure parts supplied to various industrial markets.

Corporate expenses are reported as a separate line item for segment reporting purposes. Corporate expenses include the unallocated expenses related to managing the entire Company (i.e., all three segments), including compensation for certain personnel, expenses related to being a publicly traded entity such as board of directors expenses, audit expenses, and various other professional fees.

The following table provides financial information by segment and reconciles the Company’s operating income by segment to the consolidated income before income taxes for the years ended December 31, 2016, 2015 and 2014. The Company assesses the performance of the segments based on operating income.

	For the Year Ended
	December 31,
(in thousands)	2016	2015	2014
Net sales
Carbon flat products	$670,983	$765,400	$985,039
Specialty metals flat products	189,930	192,516	206,692
Tubular and pipe products	194,203	217,627	244,539
Total net sales	$1,055,116	$1,175,543	$1,436,270

Depreciation and amortization
Carbon flat products	$11,690	$12,200	$14,250
Specialty metals flat products	797	698	805
Tubular and pipe products	5,896	6,036	5,624
Corporate	102	102	101
Total depreciation and amortization	$18,485	$19,036	$20,780

Operating income
Carbon flat products	$(4,371)	$(7,217)	$6,306
Specialty metals flat products	9,841	(1,074)	6,109
Tubular and pipe products	7,713	12,583	10,185
Corporate	(7,435)	(7,120)	(7,972)
Goodwill and intangible asset impairment (a)	-	(24,951)	(23,836)
Total operating income (loss)	$5,748	$(27,779)	$(9,208)
Other loss, net	(55)	(125)	(126)
Income (loss) before interest and income taxes	5,693	(27,904)	(9,334)
Interest and other expense on debt	5,273	5,690	6,780
Income (loss) before income taxes	$420	$(33,594)	$(16,114)

(a)

$24,451 of the goodwill and intangible asset impairment in 2015 related to the tubular and pipe products segment, $500 related to the specialty metals flat products segment. The goodwill impairment in 2014 related to the tubular and pipe products segment.

(in thousands)	2016	2015	2014
Capital expenditures
Flat products	$5,105	$4,295	$4,540
Tubular and pipe products	1,719	3,022	3,273
Corporate	-	-	21
Total capital expenditures	$6,824	$7,317	$7,834

Assets
Flat products	$363,626	$328,295
Tubular and pipe products	192,088	183,129
Corporate	354	456
Total assets	$556,068	$511,880

There were no material revenue transactions between the carbon flat products, specialty metals flat products and tubular and pipe products segments for the years ended December 31, 2016, 2015 and 2014.

The Company sells certain products internationally, primarily in Canada, Mexico and Dominican Republic. International sales have been immaterial to the consolidated financial results and to the individual segment’s results.

16.	Retirement Plans:

The Company’s retirement plans consist of two 401(k) plans covering certain non-union employees, two separate 401(k) plans covering all union employees, a profit sharing plans, a multi-employer pension plan covering certain CTI employees and a supplemental executive retirement plan (SERP) covering certain executive officers of the Company.

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

For the union flat rolled segments’ 401(k) retirement plan, the Company matched one-half of each eligible employee’s contribution, limited to the first 6% of eligible compensation.

For the 401(k) retirement plan at our CTI locations, the Company matched one-half of each eligible employee’s contribution, limited to the first 6% of eligible compensation.

All union employees now participate in the profit-sharing plan on a discretionary basis, like all non-union employees. Company contributions to the non-union profit-sharing plan are discretionary amounts as determined annually by the Board of Directors.

In 2005, the Board of Directors adopted a SERP, which has been amended from time to time. Contributions to the SERP are based on: (i) a portion of the participants’ compensation multiplied by 13%; and (ii) for certain participants a portion of the participants’ compensation multiplied by a factor which is contingent upon the Company’s return on invested capital. Benefits are subject to a vesting schedule of up to five years.

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

The most recent Pension Protection Act zone status available is for the plan year beginning January 1, 2016, and the Multiemployer Plan’s actuary has certified that the Multiemployer Plan is neither in critical status nor endangered status and that it is in the green zone. The green zone status is based on information that CTI received from the Multiemployer Plan and is certified by the Multiemployer Plan’s actuary. Among other factors, plans in the green zone are at least 80 percent funded.

CTI contributes to the Multiemployer Plan under the terms of a collective bargaining agreement that covers certain of its union employees, and which expires May 31, 2020. CTI contributions to the Multiemployer Plan were immaterial for the years ended December 31, 2016 and 2015.

Retirement plan expense, which includes all Company 401(k), profit-sharing, SERP defined contributions and the Multiemployer Plan, amounted to $2.2 million, $2.0 million and $2.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.

The fair values of the Company’s SERP assets as of December 31, 2016 are as follows:

	Quoted Prices	Observable	Unobservable
	in Active Markets	Inputs	Inputs
(in thousands)	Level 1	Level 2	Level 3
Money market funds	-	2,403	-
Fixed income		120
Mutual funds	-	3,297	-
Total	$-	$5,820	$-

17.	Related-Party Transactions:

The Company’s Chief Executive Officer owns 50% of an entity that owns one of the Cleveland warehouses and leases it to the Company at a fair market value annual rental of $0.2 million. The lease expires on December 31, 2018 with four five-year renewal options.

Schedule II – Valuation and Qualifying Accounts

(in thousands)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year Ended December 31, 2014
Allowance for doubtful accounts	$1,519	$467	$-	$(638)	$1,348
Tax valuation reserve	$1,298	$83	$-	$-	$1,381

Year Ended December 31, 2015
Allowance for doubtful accounts	$1,348	$506	$-	$(555)	$1,299
Tax valuation reserve	$1,381	$-	$-	$(351)	$1,030

Year Ended December 31, 2016
Allowance for doubtful accounts	$1,299	$369	$-	$(283)	$1,385
Tax valuation reserve	$1,030	$987	$-	$-	$2,017

SUPPLEMENTAL FINANCIAL INFORMATION

(in thousands, except per share data)

2016	1st	2nd	3rd	4th	Year
Net sales	$258,349	$273,608	$268,255	$254,904	$1,055,116
Operating income (loss) (a)	35	8,339	27	(2,653)	5,748
Income (loss) before income taxes	(1,255)	7,007	(1,288)	(4,044)	420
Net income (loss)	$(767)	$3,550	$(1,757)	$(2,104)	$(1,078)
Basic net income (loss) per share	$(0.07)	$0.32	$(0.16)	$(0.19)	$(0.10)
Weighted average shares outstanding - basic	11,182	11,216	11,219	11,221	11,210
Diluted net income (loss) per share	$(0.07)	$0.32	$(0.16)	$(0.19)	$(0.10)
Weighted average shares outstanding - diluted	11,182	11,216	11,219	11,221	11,210
Market price of common stock: (c)
High	$17.50	$27.48	$31.19	$28.67	$31.19
Low	7.98	15.41	17.42	17.14	7.98

2015	1st	2nd	3rd	4th	Year
Net sales	$345,865	$315,251	$276,922	$237,505	$1,175,543
Operating income (loss) (b)	3,345	(24,398)	453	(7,179)	(27,779)
Income (loss) before income taxes	1,751	(25,895)	(1,036)	(8,414)	(33,594)
Net income (loss)	$1,069	$(22,260)	$(598)	$(4,988)	$(26,777)
Basic net income (loss) per share	$0.10	$(1.99)	$(0.05)	$(0.45)	$(2.39)
Weighted average shares outstanding - basic	11,195	11,201	11,203	11,173	11,192
Diluted net income (loss) per share	$0.10	$(1.99)	$(0.05)	$(0.45)	$(2.39)
Weighted average shares outstanding - diluted	11,195	11,201	11,203	11,173	11,192
Market price of common stock: (c)
High	$18.57	$20.93	$17.92	$12.60	$20.93
Low	12.86	10.44	6.40	8.98	6.40

(a)	Operating income (loss) includes $1,489 of LIFO income related to the Company's tubular and pipe products segment.
(b)

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Evaluations required by Rule 13a-15 of the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Annual Report have been carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon such evaluations, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2016 in providing reasonable assurance that information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the rules and forms of the SEC.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

Information required by Item 10 as to the executive officers is provided in Part I of this Annual Report on Form 10-K and is incorporated by reference into this section. Other information required by Item 10 will be incorporated herein by reference to the information set forth in our definitive proxy statement for our 2017 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION

Information required by Item 11 will be incorporated herein by reference to the information set forth in our definitive proxy statement for our 2017 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by Item 12 will be incorporated herein by reference to the information set forth in our definitive proxy statement for our 2017 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by Item 13 will be incorporated herein by reference to the information set forth in our definitive proxy statement for our 2017 Annual Meeting of Shareholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by Item 14 will be incorporated herein by reference to the information set forth in our definitive proxy statement for our 2017 Annual Meeting of Shareholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) The following financial statements are included in Part II, Item 8:

Report of Independent Registered Public Accounting Firm

Management’s Report on Internal Control Over Financial Reporting

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2016, 2015 and 2014

Consolidated Balance Sheets as of December 31, 2016 and 2015

Consolidated Statements of Cash Flows for the Years Ended December 31, 2016, 2015 and 2014

Supplemental Disclosures of Cash Flow Information for the Years Ended December 31, 2016, 2015 and 2014

Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2016, 2015 and 2014

Notes to Consolidated Financial Statements for the Years Ended December 31, 2016, 2015 and 2014

(a)(2) Financial Statement Schedules.

Schedule II – Valuation and Qualifying Accounts

(a)(3) Exhibits. The Exhibits filed herewith are set forth on the Index to Exhibits filed as part of this Annual Report and incorporated herein by reference.

ITEM 16. FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OLYMPIC STEEL, INC.

March 2, 2017	By:	/s/ Richard T. Marabito
Richard T. Marabito,
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated and on the dates indicated.

March 2, 2017	/s/	Michael D. Siegal *
Michael D. Siegal
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

March 2, 2017	/s/	David A. Wolfort *
David A. Wolfort
President and Director

March 2, 2017	/s/	Richard T. Marabito *
Richard T. Marabito
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

March 2, 2017	/s/	Donald R. McNeeley *
Donald R. McNeeley
President of Chicago Tube and Iron and Director

March 2, 2017	/s/	Ralph M. Della Ratta, Jr. *
Ralph M. Della Ratta, Jr., Lead Director

March 2, 2017	/s/	Arthur F. Anton *
Arthur F. Anton, Director

March 2, 2017	/s/	Dirk A. Kempthorne *
Dirk A. Kempthorne, Director

March 2, 2017	/s/	Michael G. Rippey *
Michael G. Rippey, Director

March 2, 2017	/s/	Howard L. Goldstein *
Howard L. Goldstein, Director

* The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to the Powers of Attorney executed by the above-named officers and directors of the Company and filed with the Securities and Exchange Commission on behalf of such officers and directors.

By:	/s/ Richard T. Marabito	March 2, 2017
Richard T. Marabito, Attorney-in-Fact

OLYMPIC STEEL, INC.

INDEX TO EXHIBITS

Exhibit	Description	Reference
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

Incorporated by reference to Exhibit 4.25 to Registrant’s Form 8-K filed with the Commission on July 3, 2014 (Commission File No. 0-23320).
4.26

First Amendment to Second Amended and Restated Loan and Security Agreement, dated as of October 30, 2015, by and among the Registrant, the financial institutions from time to time party thereto, Bank of America, N.A., as administrative agent, and the other agents from time to time party thereto.

Filed herewith
4.27

Second Amendment to Second Amended and Restated Loan and Security Agreement, dated as of December 1, 2016, by and among the Registrant, the financial institutions from time to time party thereto, Bank of America, N.A., as administrative agent, and the other agents from time to time party thereto.

Filed herewith
10.1 *	Olympic Steel, Inc. Stock Option Plan	Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 (Registration No. 33-73992) filed with the Commission on January 12, 1994.
10.8 *	Form of Management Retention Agreement for Senior Executive Officers of the Company	Incorporated by reference to Exhibit 10.8 to Registrant's Form 10-Q filed with the Commission on August 7, 2000 (Commission File No. 0-23320).
10.9 *	Form of Management Retention Agreement for Other Officers of the Company	Incorporated by reference to Exhibit 10.9 to Registrant's Form 10-Q filed with the Commission on August 7, 2000 (Commission File No. 0-23320).
10.14 *	Olympic Steel, Inc. Executive Deferred Compensation Plan dated December 15, 2004	Incorporated by reference to Exhibit 10.14 to Registrant’s Form 10-K filed with the Commission on March 14, 2005 (Commission File No. 0-23320).

Exhibit	Description	Reference
10.15 *	Form of Non-Solicitation Agreements	Incorporated by reference to Exhibit 10.15 to Registrant’s Form 8-K filed with the Commission on March 4, 2005 (Commission File No. 0-23320).
10.16 *	Form of Management Retention Agreement	Incorporated by reference to Exhibit 10.16 to Registrant’s Form 10-Q filed with the Commission on August 8, 2005 (Commission File No. 0-23320).
10.17 *	Supplemental Executive Retirement Plan Term Sheet	Incorporated by reference to Exhibit 99.1 to Registrant’s Form 8-K filed with the Commission on January 5, 2006 (Commission File No. 0-23320).
10.20 *	Olympic Steel, Inc. Supplemental Executive Retirement Plan	Incorporated by reference to Exhibit 10.20 to Registrant’s Form 8-K filed with the Commission on April 28, 2006 (Commission File No. 0-23320).
10.21 *	Amended and Restated Olympic Steel, Inc. 2007 Omnibus Incentive Plan	Incorporated by reference to Exhibit 4.3 to Registrant’s Registration Statement on Form S-8 (Registration No. 333-211023) filed with the Commission on April 29, 2016.
10.27*	Form of Performance-Earned Restricted Stock Unit (PERS Unit) Agreement for Messrs. Siegal, Wolfort and Marabito.	Incorporated by reference to Exhibit 10.27 to Registrant’s Form 10-Q filed with the Commission on May 5, 2009 (Commission File No. 0-23320).
10.28*	Form of Performance-Earned Restricted Stock Unit (PERS Unit) Agreement for Mr. Manson and Ms. Potash.	Incorporated by reference to Exhibit 10.28 to Registrant’s Form 10-Q filed with the Commission on May 5, 2009 (Commission File No. 0-23320).
10.30 *	Olympic Steel, Inc. Senior Manager Compensation Plan	Incorporated by reference to Exhibit 10.30 to Registrant’s Form 10-Q filed with the Commission on May 6, 2011 (Commission File No. 0-23320).
10.31 *	David A. Wolfort Employment Agreement effective as of January 1, 2016	Incorporated by reference to Exhibit 10.31 to Registrant’s Form 8-K filed with the Commission on December 31, 2015 (Commission File No. 0-23320).
10.32 *	Donald McNeeley Employment Agreement effective as of March 31, 2016	Incorporated by reference to Exhibit 10.32 to Registrant’s Form 8-K filed with the Commission on March 31, 2016 (Commission File No. 0-23320).
10.33 *	Richard T. Marabito Employment Agreement effective as of November 23, 2016	Incorporated by reference to Exhibit 10.13 to Registrant’s Form 8-K filed with the Commission on November 23, 2016 (Commission File No. 0-23320).
10.34 *	Form of RSU Agreements for Messrs. Siegal, Wolfort and Marabito.	Incorporated by reference to Exhibit 10.34 to Registrant’s Form 10-K filed with the Commission on February 23, 2012 (Commission File No. 0-23320).

Exhibit	Description	Reference
10.35 *	Michael D. Siegal Employment Agreement effective as of December 1, 2012	Incorporated by reference to Exhibit 10.35 to Registrant’s Form 8-K filed with the Commission on November 21, 2012 (Commission File No. 0-23320).
10.36 *	Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.	Incorporated by reference to Exhibit 10.36 to Registrant’s Form 8-K filed with the Commission on December 30, 2014 (Commission File No. 0-23320).
10.37*	Amendment to Form of Management Retention Agreement for Senior Executive Officers of the Company	Incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q filed with the Commission on May 1, 2015 (Commission File No. 0-23320).
10.38 *	Andrew S. Greiff Employment Agreement effective as of August 19, 2016	Incorporated by reference to Exhibit 10.38 to Registrant’s Form 8-K filed with the Commission on August 19, 2016 (Commission File No. 0-23320).
21	List of Subsidiaries	Filed herewith
23	Consent of Independent Registered Public Accounting Firm	Filed herewith
24	Directors and Officers Powers of Attorney	Filed herewith
31.1	Certification of the Principal Executive Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of the Principal Financial Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Written Statement of Michael D. Siegal, Chairman and Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Written Statement of Richard T. Marabito, Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*      This exhibit is a management contract or compensatory plan or arrangement.