Form 10-Q
period 2017-03-31
OLYMPIC STEEL INC
filed 2017-04-28
CIK 917470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

( X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No (  )

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes (X) No (  )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer” “accelerated filer” and “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ( )	Accelerated filer (X)
Non-accelerated filer ( )	Smaller reporting company ( )
(Do not check if a smaller reporting company)	Emerging growth company ( )

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. (  )

Indicate by check mark whether the registrant is a shell company (as defined Rule 12b-2 of the Exchange Act). Yes ( ) No (X)

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding as of April 28, 2017
Common stock, without par value	10,963,863

Olympic Steel, Inc.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Olympic Steel, Inc.

Consolidated Balance Sheets

(in thousands)

	As of
	March 31, 2017	December 31, 2016
	(unaudited)
Assets
Cash and cash equivalents	$2,804	$2,315
Accounts receivable, net	140,281	101,902
Inventories, net (includes LIFO debit of $7,669 and $8,045 as of March 31, 2017 and December 31, 2016, respectively)	263,190	254,526
Prepaid expenses and other	4,088	6,197
Total current assets	410,363	364,940
Property and equipment, at cost	375,938	374,242
Accumulated depreciation	(222,511)	(218,476)
Net property and equipment	153,427	155,766
Intangible assets, net	23,646	23,869
Other long-term assets	11,633	11,493
Total assets	$599,069	$556,068

Liabilities
Current portion of long-term debt	$1,825	$1,825
Accounts payable	87,211	79,458
Accrued payroll	9,839	8,445
Other accrued liabilities	13,913	15,170
Total current liabilities	112,788	104,898
Credit facility revolver	192,971	164,599
Other long-term liabilities	10,044	10,062
Deferred income taxes	21,731	23,119
Total liabilities	337,534	302,678
Shareholders' Equity
Preferred stock	-	-
Common stock	129,285	128,619
Treasury stock	(609)	(609)
Retained earnings	132,859	125,380
Total shareholders' equity	261,535	253,390
Total liabilities and shareholders' equity	$599,069	$556,068

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Consolidated Statements of Comprehensive Income

For the Three Months Ended March 31,

(in thousands, except per share data)

	2017	2016
	(unaudited)
Net sales	$334,893	$258,349
Costs and expenses
Cost of materials sold (excludes items shown seperately below)	258,454	199,820
Warehouse and processing	23,501	20,492
Administrative and general	18,165	16,040
Distribution	10,365	9,207
Selling	6,511	5,687
Occupancy	2,310	2,337
Depreciation	4,314	4,509
Amortization	222	222
Total costs and expenses	323,842	258,314
Operating income	11,051	35
Other loss, net	26	5
Income before interest and income taxes	11,025	30
Interest and other expense on debt	1,626	1,285
Income (loss) before income taxes	9,399	(1,255)
Income tax provision (benefit)	1,700	(488)
Net income (loss)	$7,699	$(767)
Net gain on cash flow hedges, net of tax of $30 at March 31, 2016.	-	48
Total comprehensive income (loss)	$7,699	$(719)

Earnings per share:
Net income (loss) per share - basic	$0.68	$(0.07)
Weighted average shares outstanding - basic	11,369	11,182
Net income (loss) per share - diluted	$0.68	$(0.07)
Weighted average shares outstanding - diluted	11,369	11,182

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Consolidated Statements of Cash Flows

For the Three Months Ended March 31,

(in thousands)

	2017	2016
	(unaudited)
Cash flows from (used for) operating activities:
Net income (loss)	$7,699	$(767)
Adjustments to reconcile net income to net cash from (used for) operating activities -
Depreciation and amortization	4,766	4,960
Loss (gain) on disposition of property and equipment	7	(160)
Stock-based compensation	656	797
Other long-term assets	(335)	(1,857)
Other long-term liabilities	(1,406)	367
	11,387	3,340
Changes in working capital:
Accounts receivable	(38,379)	(21,825)
Inventories	(8,664)	16,831
Prepaid expenses and other	2,075	(62)
Accounts payable	6,771	764
Change in outstanding checks	982	(411)
Accrued payroll and other accrued liabilities	136	4,208
	(37,079)	(495)
Net cash from (used for) operating activities	(25,692)	2,845

Cash flows from (used for) investing activities:
Capital expenditures	(2,066)	(1,396)
Proceeds from disposition of property and equipment	84	160
Net cash used for investing activities	(1,982)	(1,236)

Cash flows from (used for) financing activities:
Credit facility revolver borrowings	105,463	57,188
Credit facility revolver repayments	(77,091)	(57,775)
Proceeds from employee stock purchases	10	23
Dividends paid	(219)	(219)
Net cash from (used for) financing activities	28,163	(783)

Cash and cash equivalents:
Net change	489	826
Beginning balance	2,315	1,604
Ending balance	$2,804	$2,430

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Supplemental Disclosures of Cash Flow Information

For the Three Months Ended March 31,

(in thousands)

	2017	2016
	(unaudited)

Interest paid	$1,365	$1,026
Income taxes paid	$26	$3

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Notes to Unaudited Consolidated Financial Statements

March 31, 2017

1.	Basis of Presentation:

The accompanying consolidated financial statements have been prepared from the financial records of Olympic Steel, Inc. and its wholly-owned subsidiaries (collectively, Olympic or the Company), without audit and reflect all normal and recurring adjustments which are, in the opinion of management, necessary to fairly state the results of the interim periods covered by this report. Year-to-date results are not necessarily indicative of 2017 annual results and these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. All intercompany transactions and balances have been eliminated in consolidation.

The Company operates in three reportable segments; carbon flat products, specialty metals flat products, and tubular and pipe products. The carbon flat products segment and the specialty metals flat products segments are at times consolidated and referred to as the flat products segments. The flat products segments’ assets and resources are shared by the carbon and specialty metals segments and both segments’ products are stored in the shared facilities and, in some locations, processed on shared equipment. Due to the shared assets and resources, certain of the flat products segment expenses are allocated between the carbon flat products segment and the specialty metals flat products segment based upon an established allocation methodology. Through its carbon flat products segment, the Company sells and distributes large volumes of processed carbon and coated flat-rolled sheet, coil and plate products, and fabricated parts. Through its specialty metals flat products segment, the Company sells and distributes processed aluminum and stainless flat-rolled sheet and coil products, flat bar products and fabricated parts. Through our tubular and pipe products segment, which consists of our Chicago Tube and Iron subsidiary, or CTI, we distribute metal tubing, pipe, bar, valves and fittings and fabricate pressure parts supplied to various industrial markets.

Corporate expenses are reported as a separate line item for segment reporting purposes. Corporate expenses include the unallocated expenses related to managing the entire Company (i.e., all three segments), including payroll expenses for certain personnel, expenses related to being a publicly traded entity such as board of directors expenses, audit expenses, and various other professional fees.

In the first quarter of 2017, the Company made an out-of-period adjustment to correct and record previously unrecognized deferred tax assets, and the associated tax benefit, related to the supplemental executive retirement plan (SERP). The adjustment, which has accumulated since the inception of the plan in 2005, resulted in an increase to after-tax income of $1.9 million in the first quarter of 2017.  The Company determined that this adjustment was not material to its current or prior period consolidated financial statements.

2.	Accounts Receivable:

Accounts receivable are presented net of allowances for doubtful accounts and unissued credits of $2.4 million as of March 31, 2017 and December 31, 2016. The allowance for doubtful accounts is maintained at a level considered appropriate based on historical experience and specific customer collection issues that have been identified. Estimations are based upon a calculated percentage of accounts receivable, which remains fairly level from year to year, and judgments about the probable effects of economic conditions on certain customers, which can fluctuate significantly from year to year. The Company cannot guarantee that the rate of future credit losses will be similar to past experience. The Company considers all available information when assessing the adequacy of its allowance for doubtful accounts and unissued credits each quarter.

3.	Inventories:

Inventories consisted of the following:

	Inventory as of
(in thousands)	March 31, 2017	December 31, 2016
Unprocessed	$212,055	$203,256
Processed and finished	51,135	51,270
Totals	$263,190	$254,526

The Company values certain of its tubular and pipe products inventory at the last-in, first-out (LIFO) method. At March 31, 2017 and December 31, 2016, approximately $45.5 million, or 17.3% of consolidated inventory, and $43.4 million, or 17.1% of consolidated inventory, respectively, was reported under the LIFO method of accounting. The cost of the remainder of the tubular and pipe products inventory is determined using a weighted average rolling first-in, first-out (FIFO) method.

During the three months ended March 31, 2017, the Company recorded $0.4 million of LIFO expense as the current projections anticipate increased pricing and volume of LIFO inventory for the remainder of the year. During the three months ended March 31, 2016, the Company did not record an adjustment to LIFO inventory.

If the FIFO method had been in use, inventories would have been $7.7 million lower than reported at March 31, 2017 and $8.0 million lower than reported at December 31, 2016.

4.	Debt:

The Company’s debt is comprised of the following components:

	As of
	March 31,	December 31,
(in thousands)	2017	2016
Asset-based revolving credit facility due June 30, 2019	$192,971	$164,599
Industrial revenue bond due April 1, 2018	1,825	1,825
Total debt	194,796	166,424
Less current amount	(1,825)	(1,825)
Total long-term debt	$192,971	$164,599

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

The ABL Credit Facility requires the Company to comply with various covenants, the most significant of which include: (i) until maturity of the ABL Credit Facility, if any commitments or obligations are outstanding and the Company’s availability is less than the greater of $30 million or 10.0% of the aggregate amount of revolver commitments ($36.5 million at March 31, 2017), then the Company must maintain a ratio of EBITDA minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00 for the most recent twelve fiscal month period; (ii) limitations on dividend payments and common stock repurchases; and (iii) restrictions on additional indebtedness. The Company has the option to borrow under its revolver based on the agent’s base rate plus a premium ranging from 0.00% to 0.25% or the London Interbank Offered Rate (LIBOR) plus a premium ranging from 1.25% to 3.00%.

As of March 31, 2017, the Company was in compliance with its covenants and had approximately $109 million of availability under the ABL Credit Facility.

As of March 31, 2017, $1.8 million of bank financing fees were included in “Prepaid expenses and other” and “Other long-term assets” on the accompanying Consolidated Balance Sheets. The financing fees are being amortized over the five-year term of the ABL Credit facility and are included in “Interest and other expense on debt” on the accompanying Consolidated Statements of Comprehensive Income.

As part of the CTI acquisition in July 2011, the Company assumed approximately $5.9 million of Industrial Revenue Bond (IRB) indebtedness ($1.8 million at March 31, 2017). The bond matures in April 2018, with the option to provide principal payments annually on April 1st. On April 1, 2017, the Company made an optional principal payment of $0.9 million. Since the IRB is remarketed annually, it is included in “Current portion of long-term debt” on the accompanying Consolidated Balance Sheets. Interest is payable monthly, with a variable rate that resets weekly. As a security for payment of the bonds, the Company obtained a direct pay letter of credit issued by JPMorgan Chase Bank, N.A. The letter of credit reduces annually by the principal reduction amount. The interest rate at March 31, 2017 was 1.1% for the IRB debt.

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

Metals swaps and embedded customer derivatives

During 2017 and 2016, the Company entered into nickel swaps indexed to the London Metal Exchange (LME) price of nickel with third-party brokers. The nickel swaps are accounted for as derivatives for accounting purposes. The Company entered into them to mitigate its customers’ risk of volatility in the price of metals. The outstanding nickel swaps mature in 2017. The swaps are settled with the brokers at maturity. The economic benefit or loss arising from the changes in fair value of the swaps is contractually passed through to the customer. The primary risk associated with the metals swaps is the ability of customers or third-party brokers to honor their agreements with the Company related to derivative instruments. If the customer or third-party brokers are unable to honor their agreements, the Company’s risk of loss is the fair value of the metals swaps.

While these derivatives are intended to help the Company manage risk, they have not been designated as hedging instruments. The periodic changes in fair value of the metals and embedded customer derivative instruments are included in “Cost of materials sold” in the Consolidated Statements of Comprehensive Income. The Company recognizes derivative positions with both the customer and the third party for the derivatives and classifies cash settlement amounts associated with them as part of “Cost of materials sold” in the Consolidated Statements of Comprehensive Income. The cumulative change in fair value of the metals swaps that have not yet been settled are included in “Other accrued liabilities”, and the embedded customer derivatives are included in “Accounts receivable, net” on the Consolidated Balance Sheets at March 31, 2017 and December 31, 2016.

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

There was no net impact from the nickel swaps or embedded customer derivative agreements to the Company’s Consolidated Statements of Comprehensive Income for the three months ended March 31, 2017 and 2016. The table below shows the total impact to the Company’s Consolidated Statements of Comprehensive Income through net income of the derivatives for the three months ended March 31, 2017 and 2016.

	Net Loss Recognized
	For the Three Months Ended March 31,
(in thousands)	2017	2016
Interest rate swap (CTI)	$(13)	$(20)
Fixed interest rate swap (ABL)	-	(61)
Metals swaps	14	(76)
Embedded customer derivatives	(14)	76
Total loss	$(13)	$(81)

6.	Fair Value of Financial Instruments:

During the three months ended March 31, 2017, there were no transfers of financial assets between Levels 1, 2 or 3 fair value measurements. There have been no changes in the methodologies used at March 31, 2017 since December 31, 2016. Following is a description of the valuation methodologies used for assets and liabilities measured at fair value as of March 31, 2017 and December 31, 2016:

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

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company:

	Value of Items Recorded at Fair Value
	As of March 31, 2017
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Embedded customer derivative	$-	$46	$-	$46
Total assets at fair value	$-	$46	$-	$46

Liabilities:
Metals swaps	$-	$46	$-	$46
Interest rate swap (CTI)	-	23	-	23
Total liabilities recorded at fair value	$-	$69	$-	$69

	Value of Items Not Recorded at Fair Value
	As of March 31, 2017
(in thousands)	Level 1	Level 2	Level 3	Total
Liabilities:
IRB	$1,825	$-	$-	$1,825
Revolver	-	192,971	-	192,971
Total liabilities not recorded at fair value	$1,825	$192,971	$-	$194,796

The value of the items not recorded at fair value represent the carrying value of the liabilities.

	Value of Items Recorded at Fair Value
	As of December 31, 2016
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Embedded customer derivative	$-	$113	$-	$113
Total assets at fair value	$-	$113	$-	$113

Liabilities:
Metals swaps	$-	$113	$-	$113
Interest rate swap (CTI)	-	36	-	36
Total liabilities recorded at fair value	$-	$149	$-	$149

	Value of Items Not Recorded at Fair Value
	As of December 31, 2016
(in thousands)	Level 1	Level 2	Level 3	Total
Liabilities:
IRB	$1,825	$-	$-	$1,825
Revolver	-	164,599	-	164,599
Total liabilities not recorded at fair value	$1,825	$164,599	$-	$166,424

The value of the items not recorded at fair value represent the carrying value of the liabilities.

The fair value of the IRB is determined using Level 1 inputs. The carrying value and the fair value of the IRB that qualify as financial instruments were $1.8 million at both March 31, 2017 and December 31, 2016.

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

On March 13, 2017 and May 1, 2016, the Compensation Committee of the Company’s Board of Directors approved the grant of 3,501 and 3,094 restricted stock units (RSUs), respectively, to each non-employee Director. Subject to the terms of the Plan and the RSU agreement, the RSUs vest after one year of service (from the date of grant). The RSUs are not converted into shares of common stock until the director either resigns or is terminated from the Board of Directors. The fair value of each RSU was estimated to be the closing price of the Company’s common stock on the date of the grant, which was $19.99 and $22.62 on March 31, 2017 and May 1, 2016, respectively.

On July 1, 2016, the Company created a new Senior Management Stock Incentive Program (the New Plan) for certain participants. Under the New Plan, each participant is awarded RSUs with a dollar value equal to 10% of the participant’s base salary, up to an annual maximum of $17,500. The RSUs have a five-year vesting period and the RSUs will convert into the right to receive shares of common stock upon a participant’s retirement, or earlier upon the participant’s death or disability or upon a change in control of the Company. The carbon and specialty metals flat products segments adopted the New Plan on July 1, 2016 and the tubular and pipe products segment adopted the New Plan on January 1, 2017.

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

During the third quarter of 2016, the Company adopted a formal RSU award program for employees who are promoted to an executive level position. During the third quarter of 2016, Andrew Greiff received 10,573 RSUs upon his promotion to Executive Vice President and Chief Operating Officer. These RSUs vest on the fifth anniversary of his promotion.

Stock-based compensation expense recognized on RSUs for the three months ended March 31, 2017 and 2016, respectively, is summarized in the following table:

	For the Three Months Ended
	March 31,
(in thousands, except per share data)	2017	2016
RSU expense before taxes of New Plan	$120	$-
RSU expense before taxes of Old Plan	$-	$239
RSU expense after taxes	$73	$146

All pre-tax charges related to RSUs were included in the caption “Administrative and general” on the accompanying Consolidated Statements of Comprehensive Income.

The following table summarizes the activity related to RSUs for the three months ended March 31, 2017:

	Number of	Weighted Average
	Shares	Granted Price
Outstanding at December 31, 2016	421,486	$19.92
Granted	50,033	20.47
Converted into shares	(2,798)	15.18
Forfeited	-	-
Outstanding at March 31, 2017	468,721	$20.01
Vested at March 31, 2017	426,069	$19.73

8.	Income Taxes:

For the three months ended March 31, 2017, the Company recorded an income tax provision of $1.7 million or 18.1%, compared to an income tax benefit of $0.5 million, or 38.9%, for the three months ended March 31, 2016. In the first quarter of 2017, the Company made an out-of-period adjustment to correct and record previously unrecognized deferred tax assets, and the associated tax benefit, related to the SERP. The adjustment, which has accumulated since the inception of the plan in 2005, resulted in an increase to after-tax income of $1.9 million in the first quarter of 2017.  The Company determined that this adjustment was not material to its current or prior period consolidated financial statements.

Our tax provision or benefit for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment.

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

9.	Shares Outstanding and Earnings Per Share:

Earnings per share have been calculated based on the weighted average number of shares outstanding as set forth below:

	For the Three Months Ended
	March 31,
(in thousands, except per share data)	2017	2016
Weighted average basic shares outstanding	11,369	11,182
Assumed exercise of stock options and issuance of stock awards	-	-
Weighted average diluted shares outstanding	11,369	11,182
Net income (loss)	$7,699	$(767)
Basic earnings (loss) per share	$0.68	$(0.07)
Diluted earnings (loss) per share	$0.68	$(0.07)
Anti-dilutive securities outstanding	43	147

10.	Segment Information:

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

Corporate expenses are reported as a separate line item for segment reporting purposes. Corporate expenses include the unallocated expenses related to managing the entire Company (i.e., all three segments), including compensation for certain personnel, expenses related to being a publicly traded entity such as board of directors’ expenses, audit expenses, and various other professional fees.

The following table provides financial information by segment and reconciles the Company’s operating income by segment to the consolidated income before income taxes for the three months ended March 31, 2017 and 2016.

	For the Three Months Ended
	March 31,
(in thousands)	2017	2016
Net sales
Carbon flat products	$216,916	$161,434
Specialty metals flat products	57,955	45,830
Tubular and pipe products	60,022	51,085
Total net sales	$334,893	$258,349

Depreciation and amortization
Carbon flat products	$2,889	$2,954
Specialty metals flat products	226	193
Tubular and pipe products	1,396	1,559
Corporate	25	25
Total depreciation and amortization	$4,536	$4,731

Operating income (loss)
Carbon flat products	$7,375	$(2,178)
Specialty metals flat products	3,985	1,756
Tubular and pipe products	2,487	2,243
Corporate expenses	(2,796)	(1,786)
Total operating income	$11,051	$35
Other income (loss), net	(26)	(5)
Income before interest and income taxes	11,025	30
Interest and other expense on debt	1,626	1,285
Income (loss) before income taxes	$9,399	$(1,255)

	For the Three Months Ended
	March 31,
(in thousands)	2017	2016
Capital expenditures
Flat products segments	$1,405	$1,234
Tubular and pipe products	661	162
Total capital expenditures	$2,066	$1,396

	As of
	March 31,	December 31,
(in thouands)	2017	2016
Assets
Flat products segments	$403,492	$363,626
Tubular and pipe products	195,248	192,088
Corporate	329	354
Total assets	$599,069	$556,068

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

In March 2016, the FASB issued ASU No 2016-09, “Improvements to Employee Share-Based Payment Accounting”. This ASU is part of the FASB’s Simplification Initiative and has been issued to reduce complexity in the presentation of employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance will be effective for annual reporting periods beginning after December 15, 2016 and interim periods within those fiscal years with early adoption permitted. The adoption of this ASU did not materially impact our consolidated financial statements.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and accompanying notes contained herein and our consolidated financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2016. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed under Item 1A (Risk Factors) in our Annual Report on Form 10-K for the year ended December 31, 2016. The following section is qualified in its entirety by the more detailed information, including our financial statements and the notes thereto, which appear elsewhere in this Quarterly Report on Form 10-Q.

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

●	the adequacy of our existing information technology and business system software, including duplication and security processes;

●	the adequacy of our efforts to mitigate cyber security risks and threats;
●	access to capital and global credit markets;
●	our ability to pay regular quarterly cash dividends and the amounts and timing of any future dividends;
●	our ability to repurchase shares of our common stock and the amounts and timing of repurchases, if any;
●	our ability to successfully execute our business information system implementations;
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

At March 31, 2017, we employed approximately 1,655 people. Approximately 275 of the hourly plant personnel at the facilities listed below are represented by nine separate collective bargaining units. The table below shows the expiration dates of the collective bargaining agreements.

Facility	Expiration date
Detroit, Michigan	August 31, 2017
Duluth, Minnesota	December 21, 2017
St. Paul, Minnesota	May 25, 2018
Milan, Illinois	August 12, 2018
Locust, North Carolina	March 4, 2020
Romeoville, Illinois	May 31, 2020
Minneapolis coil, Minnesota	September 30, 2020
Indianapolis, Indiana	January 29, 2021
Minneapolis plate, Minnesota	March 31, 2022

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

Combined, the carbon and specialty metals flat products segments have 21 strategically-located processing and distribution facilities in the United States and one in Monterrey, Mexico. Many of our facilities service both the carbon and the specialty metals flat products segments, and certain assets and resources are shared by the segments. Our geographic footprint allows us to focus on regional customers and larger national and multi-national accounts, primarily located throughout the midwestern, eastern and southern United States.

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

Metals prices began to increase in December 2016 and the increases continued in the first quarter of 2017. Average market metals prices were 56% higher in the first quarter of 2017 than the first quarter of 2016, and 20% higher than the average metals prices in the fourth quarter of 2016. The price increases are a result of increased raw materials costs, duties and tariffs imposed on certain metals imports, and increased customer demand. Transactional or “spot” selling prices generally move in tandem with market price changes, while fixed selling prices typically lag and reset quarterly. Similarly, inventory costs (and therefore cost of materials sold) tend to move slower than market selling price changes due to mill lead times and inventory turnover impacting the rate of change in average cost.

When average selling prices increase, and net sales increase, gross profit and operating expenses as a percentage of net sales will generally decrease. Our net sales and earnings were positively impacted by the price increases and increased customer demand during the first quarter of 2017, and we expect this trend to continue into the second quarter of 2017.

Consolidated Operations

The following table presents consolidated operating results for the periods indicated (dollars are shown in thousands):

	For the Three Months Ended March 31,
	2017		2016
	$	% of net sales	$	% of net sales
Net sales	$334,893	100.0	$258,349	100.0
Cost of materials sold (a)	258,454	77.2	199,820	77.3
Gross profit (b)	76,439	22.8	58,529	22.7
Operating expenses (c)	65,388	19.5	58,494	22.7
Operating income	11,051	3.3	35	-
Other loss, net	(26)	-	(5)	-
Interest and other expense on debt	1,626	0.5	1,285	0.5
Income (loss) before income taxes	9,399	2.8	(1,255)	(0.5)
Income tax provision (benefit)	1,700	0.5	(488)	(0.2)
Net income (loss)	$7,699	2.3	$(767)	(0.3)

(a)	Includes $375 of LIFO expense for 2017. There was no LIFO impact recorded in the first quarter of 2016.
(b)	Gross profit is calculated as net sales less the cost of materials sold.
(c)	Operating expenses are calculated as total costs and expenses from the Statement of Comprehensive Income less the cost of materials sold.

Net sales increased 29.6% to $334.9 million in the first quarter of 2017 from $258.3 million in the first quarter of 2016. Carbon flat products net sales were 64.8% of total net sales in the first quarter of 2017 compared to 62.5% of total net sales in the first quarter of 2016. Specialty metals products net sales were 17.3% of total net sales in the first quarter of 2017 compared to 17.7% of total net sales in the first quarter of 2016. Tubular and pipe products net sales were 17.9% of total net sales in the first quarter of 2017 compared to 19.8% of total net sales in the first quarter of 2016. The increase in net sales was due to a 13.2% increase in sales volume and a 14.5% increase in average selling prices during the first quarter of 2017 compared to the first quarter of 2016. Sales volumes and average selling prices increased in all three of our reportable segments during the first quarter of 2017 compared to the first quarter of 2016.

Cost of materials sold increased 29.3% to $258.5 million in the first quarter of 2017 from $199.8 million in the first quarter of 2016. The increase in cost of materials sold in the first quarter of 2017 is primarily related to increased metals pricing discussed above as well as the 13.2% increase in sales volume.

As a percentage of net sales, gross profit (as defined in footnote (b) in the table above) remained relatively flat at 22.8% in the first quarter of 2017 compared to 22.7% in the first quarter of 2016.

Operating expenses in the first quarter of 2017 increased $6.9 million, or 11.8%, to $65.4 million from $58.5 million in the first quarter of 2016. As a percentage of net sales, operating expenses decreased to 19.5% for the first quarter of 2017 from 22.7% in the comparable 2016 period. Operating expenses in the flat products segment increased $3.3 million, operating expenses in the specialty metals products segment increased $0.8 million, operating expenses in the tubular and pipe products segment increased $1.8 million and Corporate expenses increased $1.0 million. Variable operating expenses, such as distribution and warehouse and processing, increased $4.2 million, or 14.0%, because of the 13.2% volume increase. Selling and administrative and general expenses increased $2.9 million, or 13.6%, primarily related to increased variable performance based incentive compensation and direct sales representation.

Interest and other expense on debt totaled $1.6 million, or 0.5% of net sales, for the first quarter of 2017 compared to $1.3 million, or 0.5% of net sales, for the first quarter of 2016. Our effective borrowing rate, exclusive of deferred financing fees and commitment fees, was 2.7% for the first three months of 2017 compared to 2.5% for the first three months of 2016 due to the increase in LIBOR rates since the first quarter of 2016.

For the first quarter of 2017, income before income taxes totaled $9.4 million compared to loss before income taxes of $1.3 million in the first quarter of 2016.

An income tax provision of 18.1% was recorded for the first quarter of 2017, compared to an income tax benefit of 38.9% for the first quarter of 2016. The income tax provision for the first quarter of 2017 includes an out-of-period adjustment to correct and record previously unrecognized deferred tax assets, and the associated tax benefit, related to our supplemental executive retirement plan. The adjustment, which has accumulated since the inception of the plan in 2005 resulted in a decrease to the tax provision of $1.9 million in the first quarter of 2017.

Our tax provision or benefit for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items that are considered in the relevant period. Each quarter, we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment. We expect our operational effective tax rate to approximate 38% to 40% on an annual basis in 2017.

Net income for the first quarter of 2017 totaled $7.7 million or $0.68 per basic and diluted share, compared to net loss of $0.8 million or $0.07 per basic and diluted share for the first quarter of 2016. The out-of-period adjustment impacted earnings per share by $0.17 in the first quarter of 2017.

Segment Operations

Carbon flat products

The following table presents selected operating results for our carbon flat products segment for the three months ended March 31, 2017 and 2016 (dollars are shown in thousands, except for per ton information):

	For the Three Months Ended March 31,
	2017		2016
		% of net sales		% of net sales
Direct tons sold	281,228		244,499
Toll tons sold	22,564		22,351
Total tons sold	303,792		266,850

Net sales	$216,916	100.0	$161,434	100.0
Average selling price per ton	714		605
Cost of materials sold	169,173	78.0	126,527	78.4
Gross profit (a)	47,743	22.0	34,907	21.6
Operating expenses (b)	40,368	18.6	37,085	23.0
Operating income (loss)	$7,375	3.4	$(2,178)	(1.4)

(a)	Gross profit is calculated as net sales less the cost of materials sold.
(b)	Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Tons sold by our flat products segment increased 13.8% to 304 thousand in the first quarter of 2017 from 267 thousand in the first quarter of 2016. The increase in tons sold is due to increased customer demand and industry-wide shipments in the first quarter of 2017 compared to the first quarter of 2016. The carbon flat products segment increased its market share for the products it sells in the first quarter of 2017.

Net sales in our carbon flat products segment increased $55.5 million, or 34.4%, to $216.9 million in the first quarter of 2017 from $161.4 million in the first quarter of 2016. The increase in sales was due to a 18.0% increase in the average selling prices during the first quarter of 2017 compared to the first quarter of 2016, as well as a 13.8% increase in sales volume. Average selling prices in the first quarter of 2017 were $714 per ton, compared with $605 per ton in the first quarter of 2016 and $682 per ton in the fourth quarter of 2016. The increase in the average selling price is a result of the market pricing dynamics discussed in the overview of Results of Operations above.

Cost of materials sold increased $42.6 million, or 33.7%, to $169.2 million in the first quarter of 2017 from $126.5 million in the first quarter of 2016. The increase was due to increased pricing and shipments discussed above. The average cost of materials sold per ton increased by 17.4% in the first quarter of 2017 compared to the same period in 2016.

As a percentage of net sales, gross profit (as defined in footnote (a) in the table above) increased to 22.0% in the first quarter of 2017 compared to 21.6% in the first quarter of 2016.    The increase in gross profit percentage in 2017 was primarily due to the selling prices increasing more than the cost of materials sold. Gross profit per ton increased $26 per ton to $157 per ton in the first quarter of 2017 from $131 per ton in the first quarter of 2016.

Operating expenses in the first quarter of 2017 increased $3.3 million, or 8.9%, to $40.4 million from $37.1 million in the first quarter of 2016. Variable operating expenses, such as distribution and warehouse and processing, increased as a result of increased sales volume. Occupancy expenses decreased as a result of decreased utility and maintenance expense due to operating with less warehouse space in the first quarter of 2017 compared to the first quarter of 2016. Selling and administrative and general expenses increased as a result of increased variable performance based incentive compensation. As a percentage of net sales, operating expenses decreased to 18.6% for the first quarter of 2017 compared to 23.0% for first quarter of 2016.

Operating income for the first quarter of 2017 totaled $7.4 million, or 3.4% of net sales, compared to operating loss of $2.2 million, or 1.4% of net sales, for the first quarter of 2016.

Specialty metals flat products

The following table presents selected operating results for our specialty metals flat products segment for the three months ended March 31, 2017 and 2016 (dollars are shown in thousands, except for per ton information):

	For the Three Months Ended March 31,
	2017		2016
		% of net sales		% of net sales
Direct tons sold	23,149		19,790
Toll tons sold	44		33
Total tons sold	23,193		19,823

Net sales	$57,955	100.0	$45,830	100.0
Average selling price per ton	2,499		2,312
Cost of materials sold	48,284	83.3	39,195	85.5
Gross profit (a)	9,671	16.7	6,635	14.5
Operating expenses (b)	5,686	9.8	4,879	10.6
Operating income	$3,985	6.9	$1,756	3.9

(a)	Gross profit is calculated as net sales less the cost of materials sold.
(b)	Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Tons sold by our specialty metals flat products segment increased 17.0% to 23 thousand in the first quarter of 2017 from 20 thousand in the first quarter of 2016. The increase in tons sold is due to increased demand from customers and increased market share for the products it sells.

Net sales in our specialty metals flat products segment increased $12.1 million, or 26.5%, to $58.0 million in the first quarter of 2017 from $45.8 million in the first quarter of 2016. The increase in sales was due to a 17.0% increase in volume and an 8.1% increase in the average selling price during the first quarter of 2017 compared to the first quarter of 2016. Average selling prices in the first quarter of 2017 were $2,499 per ton, compared with $2,312 per ton in the first quarter of 2016, and $2,369 per ton in the fourth quarter of 2016. The increase in the year over year average selling price per ton is a result of the increased market prices for metals we sell.

Cost of materials sold increased $9.1 million, or 23.2%, to $48.3 million in the first quarter of 2017 from $39.2 million in the first quarter of 2016. The increase was due to a 17.0% increase in sales volume and a 5.3% increase in the average cost of materials sold during the first quarter of 2017 compared to the first quarter of 2016.

As a percentage of net sales, gross profit (as defined in footnote (a) in the table above) increased to 16.7% in the first quarter of 2017 from 14.5% in the first quarter of 2016. The increase in the gross profit percentage is a result of our averaging selling price increasing more than the average cost of materials sold during the first quarter of 2017 compared to the first quarter of 2016.

Operating expenses in the first quarter of 2017 increased $0.8 million, or 16.5%, to $5.7 million from $4.9 million in the first quarter of 2016. Variable operating expenses, such as distribution and warehouse and processing increased 15.1% as a result of higher sales volumes. Selling and administrative and general expenses increased as a result of increased variable based incentive compensation related to the increased sales and profit. As a percentage of net sales, operating expenses decreased to 9.8% for the first quarter of 2017 compared to 10.6% for the first quarter of 2016.

Operating income for the first quarter of 2017 totaled $4.0 million, or 7.0% of net sales, compared to $1.8 million, or 3.9% of net sales, for the first quarter of 2016.

Tubular and pipe products

The following table presents selected operating results for our tubular and pipe products segment for the three months ended March 31, 2017 and 2016 (dollars are shown in thousands):

	For the Three Months Ended March 31,
	2017		2016
	$	% of net sales	$	% of net sales
Net sales	$60,022	100.0	$51,085	100.0
Cost of materials sold (a)	40,997	68.3	34,098	66.7
Gross profit (b)	19,025	31.7	16,987	33.3
Operating expenses (c)	16,538	27.6	14,744	28.9
Operating income	$2,487	4.1	$2,243	4.4

(a)	Includes $375 of LIFO expense for 2017. There was no LIFO impact recorded in the first quarter of 2016.
(b)	Gross profit is calculated as net sales less the cost of materials sold.
(c)	Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Net sales increased $8.9 million, or 17.5%, to $60.0 million in the first quarter of 2017 from $51.1 million in the first quarter of 2016. The increase is primarily a result of a 16.4% increase in average selling price as sales volumes increased 1% during the first quarter of 2017 compared to the first quarter of 2016.

Cost of materials sold increased $6.9 million, or 20.2%, to $41.0 million in the first quarter of 2017 from $34.1 million in the first quarter of 2016. The increase in cost of materials sold is primarily a result of increased metals pricing in the first quarter of 2017 compared to the first quarter of 2016 as sales volumes remained relatively flat. During the first quarter of 2017, $0.4 million of LIFO expense was recorded in anticipation of higher inventory costs at December 31, 2017 compared to December 31, 2016. No LIFO income or expense was recorded in the first quarter of 2016.

As a percentage of net sales, gross profit (as defined in footnote (b) in the table above) totaled 31.7% in the first quarter of 2017 compared to 33.3% in the first quarter of 2016. As a percentage of net sales, the $0.4 million of LIFO expense recorded in the first quarter of 2017 decreased gross profit by 0.6%.

Operating expenses in the first quarter of 2017 increased $1.8 million, or 12.2%, to $16.5 million from $14.7 million in the first quarter of 2016. Operating expenses increased in the first quarter of 2017 as a result of less labor and overhead capitalization into inventory, increased employment costs and increased variable incentive compensation related to increased gross profit and operating income. Operating expenses decreased to 27.6% of net sales in the first quarter of 2017 compared to 28.9% in the first quarter of 2016.

Operating income for the first quarter 2017 totaled $2.5 million, or 4.1% of net sales, compared to $2.2 million, or 4.4% of net sales, for the first quarter of 2016.

Corporate expenses

Corporate expenses increased $1.0 million to $2.8 million in the first quarter of 2017 compared to $1.8 million in the first quarter of 2016. The increase in corporate expenses is primarily attributable to our President of Specialty Metals being appointed to the position of Executive Vice President and Chief Operating Officer and the associated transfer of expenses from the Specialty Metals flat products segment to the Corporate expenses in 2016, and increased variable performance based incentive compensation. Corporate expenses include the unallocated expenses related to managing the entire Company, (i.e. all three segments) including payroll expenses for certain personnel, expenses related to being a publicly traded entity such as board of directors expenses, audit expenses, and various other professional fees.

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

Operating Activities

For the three months ended March 31, 2017, we used $25.7 million of net cash for operations, of which $11.4 million was generated from operating activities and $37.1 million was used for working capital. For the three months ended March 31, 2016, we generated $2.8 million of net cash from operations, of which $3.3 million was generated from operating activities and $0.5 million was used for working capital.

Net cash from operations totaled $11.4 million during the first quarter of 2017 and was generated from net income of $7.7 million, depreciation and amortization of $4.8 million, stock-based compensation of $0.7 million, offset by a decrease in net long-term assets and liabilities of $1.7 million. Net cash from operations totaled $3.3 million during the first quarter of 2016 and was primarily generated from depreciation and amortization of $5.0 million, and stock-based compensation of $0.8 million, offset by a net loss of $0.8 million and a decrease in net long-term assets and liabilities of $1.5 million.

Working capital at March 31, 2017 totaled $297.6 million, a $37.5 million increase from December 31, 2016. The increase was primarily attributable to a $38.4 million, or 37.7%, increase in accounts receivable (resulting from higher sales prices and higher sales normally experienced in the first quarter compared to the lower sales in the fourth quarter) and an $8.7 million, or 3.4%, increase in inventories (resulting from increased inventory purchases and higher average inventory costs in the first quarter of 2017 compared to the fourth quarter of 2016) offset by a $7.8 million increase in accounts payable and outstanding checks (related to the increased inventory purchases discussed above) and a $3.1 million decrease in income taxes receivable and deferred.

Investing Activities

Net cash used for investing activities was $2.0 million during the three months ended March 31, 2017, compared to $1.2 million during the three months ended March 31, 2016. The $2.1 million of 2017 capital expenditures were primarily attributable to additional processing equipment at our existing facilities. During 2017, we expect our capital spending will be less than our annual depreciation expense (approximately $18 million in 2017).

Financing Activities

During the first three months of 2017, $28.2 million of cash was generated from financing activities, which primarily consisted of $28.4 million of net borrowings under our ABL Credit Facility and $0.2 million of dividends paid.

Dividends paid were $0.2 million for both the three months ended March 31, 2017 and March 31, 2016. In April 2017, our Board of Directors approved a regular quarterly dividend of $0.02 per share, which will be paid on June 15, 2017 to shareholders of record as of June 1, 2017. Regular dividend distributions in the future are subject to the availability of cash, the $2.5 million annual limitation on cash dividends and common stock repurchases under our ABL Credit Facility and continuing determination by our Board of Directors that the payment of dividends remains in the best interest of our shareholders.

Stock Repurchase Program

On October 2, 2015, we announced that our Board of Directors authorized a stock repurchase program of up to 550,000 shares of the Company’s issued and outstanding common stock, which could include open market repurchases, negotiated block transactions, accelerated stock repurchases or open market solicitations for shares, all or some of which may be effected through Rule 10b5-1 plans. Any of the repurchased shares will be held in our treasury, or canceled and retired as our Board may determine from time to time. Any repurchases of common stock are subject to the covenants contained in the ABL Credit Facility. Under the ABL Credit Facility, we may repurchase common stock and pay dividends up to $2.5 million in the aggregate during any trailing twelve months without restrictions. Purchases in excess of $2.5 million require us to (i) maintain availability in excess of 25% of the aggregate revolver commitments ($91.3 million at March 31, 2017) or (ii) to maintain availability equal to or greater than 15% of the aggregate revolver commitments ($54.8 million at March 31, 2017) and we must maintain a pro-forma ratio of EBITDA minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00. The timing and amount of any repurchases under the stock repurchase program will depend upon several factors, including market and business conditions, and limitations under the ABL Credit Facility, and repurchases may be discontinued at any time. During 2017, we expect to be limited to the $2.5 million available without restrictions to repurchase common stock and pay dividends.

No share repurchases were made during the first quarter of 2017.

Debt Arrangements

Our ABL Credit Facility is collateralized by our accounts receivable and inventory. The ABL Credit Facility consists of a revolving credit line of $365 million. Revolver borrowings are limited to the lesser of a borrowing base, comprised of eligible receivables and inventories, or $365 million in the aggregate. The ABL Credit Facility matures on June 30, 2019.

The ABL Credit Facility requires us to comply with various covenants, the most significant of which include: (i) until maturity of the ABL Credit Facility, if any commitments or obligations are outstanding and our availability is less than the greater of $30 million or 10.0% of the aggregate amount of revolver commitments ($36.5 million at March 31, 2017), then we must maintain a ratio of EBITDA minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00 for the most recent twelve fiscal month period; (ii) limitations on dividend payments and stock repurchases; and (iii) restrictions on additional indebtedness. We have the option to borrow under our revolver based on the agent’s base rate plus a premium ranging from 0.00% to 0.25% or the London Interbank Offered Rate (LIBOR) plus a premium ranging from 1.25% to 3.00%.

As of March 31, 2017, we were in compliance with our covenants and had approximately $109 million of availability under the ABL Credit Facility.

As of March 31, 2017, $1.8 million of bank financing fees were included in “Prepaid expenses and other” and “Other long-term assets” on the accompanying Consolidated Balance Sheets. The financing fees are being amortized over the five-year term of the ABL Credit facility and are included in “Interest and other expense on debt” on the accompanying Consolidated Statements of Comprehensive Income.

As part of the CTI acquisition in July 2011, we assumed approximately $5.9 million of Industrial Revenue Bond (IRB) indebtedness ($1.8 million at March 31, 2017). The bond matures in April 2018, with the option to provide principal payments annually on April 1st. On April 1, 2017, we made an optional principal payment of $0.9 million. Since the IRB is remarketed annually, it is included in “Current portion of long-term debt” on the accompanying Consolidated Balance Sheets. Interest is payable monthly, with a variable rate that resets weekly. As a security for payment of the bonds, we obtained a direct pay letter of credit issued by JPMorgan Chase Bank, N.A. The letter of credit reduces annually by the principal reduction amount. The interest rate at March 31, 2017 was 1.1% for the IRB debt.

CTI entered into an interest rate swap agreement to reduce the impact of changes in interest rates on the above IRB. At March 31, 2017, the effect of the swap agreement on the bond was to fix the rate at 3.46%. The swap agreement matures in April 2018, and is reduced annually by the amount of the optional principal payments on the bond. We are exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap agreement. However, we do not anticipate nonperformance by the counterparties.

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

We review our financial reporting and disclosure practices and accounting practices quarterly to ensure they provide accurate and transparent information relative to the current economic and business environment. For further information regarding the accounting policies that we believe to be critical accounting policies that affect our more significant judgments and estimates used in preparing our consolidated financial statements, see Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Approximately 50% and 51% of our consolidated net sales during the first three months of 2017 and 2016, respectively, were directly related to industrial machinery and equipment manufacturers and their fabricators.

Inflation generally affects us by increasing the cost of employee wages and benefits, transportation services, processing equipment, energy and borrowings under our credit facility. General inflation has not had a material effect on our financial results during the past three years.

We are exposed to the impact of fluctuating metals prices and interest rate changes. During 2017 and 2016, we entered into metals swaps at the request of customers. While these derivatives are intended to be effective in helping us manage risk, they have not been designated as hedging instruments. For certain customers, we enter into contractual relationships that entitle us to pass-through the economic effect of trading positions that we take with other third parties on our customers’ behalf.

Our primary interest rate risk exposure results from variable rate debt. We have the option to enter into 30- to 180-day fixed base rate LIBOR loans under the ABL Credit Facility. The Company assumed an interest rate swap agreement on the CTI IRB. The swap agreement matures in April 2018, but the notional amount may be reduced annually by the amount of the optional principal payments on the IRB. The Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap agreement. However, the Company does not anticipate nonperformance by the counterparties.

Item 4. Controls and Procedures

The evaluation required by Rule 13a-15(e) of the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q has been carried out under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. These disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in reports that are filed with or submitted to the SEC is: (i) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2017, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during the first quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

OLYMPIC STEEL, INC. (Registrant)

Date: April 28, 2017	By:	/s/ Michael D. Siegal
Michael D. Siegal
Chairman of the Board and Chief Executive Officer

By:	/s/ Richard T. Marabito
Richard T. Marabito
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description of Document	Reference

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document