Form 10-Q
period 2017-06-30
OLYMPIC STEEL INC
filed 2017-08-03
CIK 917470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

( X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes (X) No ( )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

Indicate by check mark whether the registrant is a shell company (as defined Rule 12b-2 of the Exchange Act). Yes ( ) No (X)

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 3, 2017
Common stock, without par value	10,967,692

Olympic Steel, Inc.

Index to Form 10-Q

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Olympic Steel, Inc.

Consolidated Balance Sheets

(in thousands)

	As of
	June 30, 2017	December 31, 2016
	(unaudited)
Assets
Cash and cash equivalents	$4,126	$2,315
Accounts receivable, net	158,202	101,902
Inventories, net (includes LIFO debit of $7,269 as of June 30, 2017 and $8,045 as of December 31, 2016)	262,740	254,526
Prepaid expenses and other	6,345	6,197
Assets held for sale	844	-
Total current assets	432,257	364,940
Property and equipment, at cost	375,808	374,242
Accumulated depreciation	(225,141)	(218,476)
Net property and equipment	150,667	155,766
Intangible assets, net	23,424	23,869
Other long-term assets	11,861	11,493
Total assets	$618,209	$556,068

Liabilities
Current portion of long-term debt	$930	$1,825
Accounts payable	83,834	79,458
Accrued payroll	12,292	8,445
Other accrued liabilities	11,654	15,170
Total current liabilities	108,710	104,898
Credit facility revolver	210,728	164,599
Other long-term liabilities	10,781	10,062
Deferred income taxes	21,728	23,119
Total liabilities	351,947	302,678
Shareholders' Equity
Preferred stock	-	-
Common stock	129,392	128,619
Treasury stock	(568)	(609)
Retained earnings	137,438	125,380
Total shareholders' equity	266,262	253,390
Total liabilities and shareholders' equity	$618,209	$556,068

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Consolidated Statements of Comprehensive Income

(in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
	(unaudited)
Net sales	$356,195	$273,608	$691,088	$531,957
Costs and expenses
Cost of materials sold (excludes items shown separately below)	283,041	205,688	541,495	405,508
Warehouse and processing	21,838	21,035	45,339	41,527
Administrative and general	17,887	16,011	36,052	32,051
Distribution	10,568	9,560	20,933	18,767
Selling	6,496	6,045	13,007	11,732
Occupancy	2,191	2,158	4,501	4,495
Depreciation	4,319	4,550	8,633	9,059
Amortization	222	222	444	444
Total costs and expenses	346,562	265,269	670,404	523,583
Operating income	9,633	8,339	20,684	8,374
Other loss, net	(28)	(58)	(54)	(63)
Income before interest and income taxes	9,605	8,281	20,630	8,311
Interest and other expense on debt	1,788	1,274	3,414	2,559
Income before income taxes	7,817	7,007	17,216	5,752
Income tax provision	3,020	3,457	4,720	2,969
Net income	$4,797	$3,550	$12,496	$2,783
Net gain on cash flow hedge	-	36	-	114
Tax effect on cash flow hedge	-	(14)	-	(44)
Total comprehensive income	$4,797	$3,572	$12,496	$2,853

Earnings per share:
Net income per share - basic	$0.42	$0.32	$1.10	$0.25
Weighted average shares outstanding - basic	11,383	11,216	11,382	11,199
Net income per share - diluted	$0.42	$0.32	$1.10	$0.25
Weighted average shares outstanding - diluted	11,390	11,216	11,387	11,199

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Consolidated Statements of Cash Flows

For the Six Months Ended June 30,

(in thousands)

	2017	2016
	(unaudited)
Cash flows from (used for) operating activities:
Net income	$12,496	$2,783
Adjustments to reconcile net income to net cash from (used for) operating activities -
Depreciation and amortization	9,537	9,961
(Gain) loss on disposition of property and equipment	6	(160)
Stock-based compensation	804	224
Other long-term assets	(760)	(4,496)
Other long-term liabilities	(672)	5,116
	21,411	13,428
Changes in working capital:
Accounts receivable	(56,300)	(20,523)
Inventories	(8,214)	(4,139)
Prepaid expenses and other	(90)	640
Accounts payable	4,935	19,482
Change in outstanding checks	(559)	(3,937)
Accrued payroll and other accrued liabilities	334	5,582
	(59,894)	(2,895)
Net cash from (used for) operating activities	(38,483)	10,533

Cash flows from (used for) investing activities:
Capital expenditures	(4,469)	(3,597)
Proceeds from disposition of property and equipment	85	160
Net cash used for investing activities	(4,384)	(3,437)

Cash flows from (used for) financing activities:
Credit facility revolver borrowings	221,374	128,183
Credit facility revolver repayments	(175,246)	(131,499)
Industrial revenue bond repayments	(895)	(865)
Credit facility fees and expenses	(125)	(125)
Proceeds from exercise of stock options (including tax benefits) and employee stock purchases	9	34
Dividends paid	(439)	(438)
Net cash from (used for) financing activities	44,678	(4,710)

Cash and cash equivalents:
Net change	1,811	2,386
Beginning balance	2,315	1,604
Ending balance	$4,126	$3,990

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Supplemental Disclosures of Cash Flow Information

For the Six Months Ended June 30,

(in thousands)

	2017	2016
	(unaudited)

Interest paid	$ 2,955	$ 2,133
Income taxes paid	$ 4,944	$ 115

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Notes to Unaudited Consolidated Financial Statements

June 30, 2017

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

The Company operates in three reportable segments; carbon flat products, specialty metals flat products, and tubular and pipe products. The carbon flat products segment and the specialty metals flat products segments are at times consolidated and referred to as the flat products segments. The flat products segments’ assets and resources are shared by the carbon and specialty metals segments and both segments’ products are stored in the shared facilities and, in some locations, processed on shared equipment. Due to the shared assets and resources, certain of the flat products segment expenses are allocated between the carbon flat products segment and the specialty metals flat products segment based upon an established allocation methodology. Through its carbon flat products segment, the Company sells and distributes large volumes of processed carbon and coated flat-rolled sheet, coil and plate products, and fabricated parts. Through its specialty metals flat products segment, the Company sells and distributes processed aluminum and stainless flat-rolled sheet and coil products, flat bar products and fabricated parts. Through its tubular and pipe products segment, which consists of the Chicago Tube and Iron subsidiary (CTI), the Company distributes metal tubing, pipe, bar, valves and fittings and fabricate pressure parts supplied to various industrial markets.

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

Accounts receivable are presented net of allowances for doubtful accounts and unissued credits of $2.9 million and $2.4 million as of June 30, 2017 and December 31, 2016, respectively. The allowance for doubtful accounts is maintained at a level considered appropriate based on historical experience and specific customer collection issues that have been identified. Estimations are based upon a calculated percentage of accounts receivable, which remains fairly level from year to year, and judgments about the probable effects of economic conditions on certain customers, which can fluctuate significantly from year to year. The Company cannot guarantee that the rate of future credit losses will be similar to past experience. The Company considers all available information when assessing the adequacy of its allowance for doubtful accounts and unissued credits each quarter.

3.	Inventories:

Inventories consisted of the following:

	Inventory as of
(in thousands)	June 30, 2017	December 31, 2016
Unprocessed	$213,965	$203,256
Processed and finished	48,775	51,270
Totals	$262,740	$254,526

The Company values certain of its tubular and pipe products inventory at the last-in, first-out (LIFO) method. At June 30, 2017 and December 31, 2016, approximately $49.5 million, or 18.8% of consolidated inventory, and $43.4 million, or 17.1% of consolidated inventory, respectively, was reported under the LIFO method of accounting. The cost of the remainder of the tubular and pipe products inventory is determined using a weighted average rolling first-in, first-out (FIFO) method.

During the three and six months ended June 30, 2017, the Company recorded $0.4 and $0.8 million of LIFO expense, respectively, as the current projections anticipate increased pricing and volume of LIFO inventory for the remainder of the year. During the six months ended June 30, 2016, the Company did not record an adjustment to LIFO inventory.

If the FIFO method had been in use, inventories would have been $7.3 million lower than reported at June 30, 2017 and $8.0 million lower than reported at December 31, 2016.

4.	Assets Held for Sale:

During the second quarter of 2017, the Company began actively marketing for sale certain property at the flat product segment’s Siler City, North Carolina facility. As a result of that decision, the Company reclassified $0.8 million of net book value related to that property along with certain machinery and equipment as assets held for sale in the Consolidated Balance Sheets. The sale of those assets is expected to be completed within the next twelve months and such assets are, accordingly, presented as current. The Company expects that proceeds from the sale of the assets will be used for general corporate purposes. Based on the present real estate market and discussions with the Company’s real estate adviser, no impairment of the recorded amounts has occurred as of June 30, 2017.

5.	Debt:

The Company’s debt is comprised of the following components:

	As of
	June 30,	December 31,
(in thousands)	2017	2016
Asset-based revolving credit facility due June 30, 2019	$210,728	$164,599
Industrial revenue bond due April 1, 2018	930	1,825
Total debt	211,658	166,424
Less current amount	(930)	(1,825)
Total long-term debt	$210,728	$164,599

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

The ABL Credit Facility requires the Company to comply with various covenants, the most significant of which include: (i) until maturity of the ABL Credit Facility, if any commitments or obligations are outstanding and the Company’s availability is less than the greater of $30 million or 10.0% of the aggregate amount of revolver commitments ($36.5 million at June 30, 2017), then the Company must maintain a ratio of EBITDA minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00 for the most recent twelve fiscal month period; (ii) limitations on dividend payments and common stock repurchases; and (iii) restrictions on additional indebtedness. The Company has the option to borrow under its revolver based on the agent’s base rate plus a premium ranging from 0.00% to 0.25% or the London Interbank Offered Rate (LIBOR) plus a premium ranging from 1.25% to 3.00%.

As of June 30, 2017, the Company was in compliance with its covenants and had approximately $120 million of availability under the ABL Credit Facility.

As of June 30, 2017, $1.7 million of bank financing fees were included in “Prepaid expenses and other” and “Other long-term assets” on the accompanying Consolidated Balance Sheets. The financing fees are being amortized over the five-year term of the ABL Credit facility and are included in “Interest and other expense on debt” on the accompanying Consolidated Statements of Comprehensive Income.

As part of the CTI acquisition in July 2011, the Company assumed approximately $5.9 million of Industrial Revenue Bond (IRB) indebtedness issued through the Stanly County, North Carolina Industrial Revenue and Pollution Control Authority. The bond matures in April 2018, with the option to provide principal payments annually in April. On April 3, 2017, the Company paid an optional principal payment of $0.9 million. The remaining balance of the IRB is included in “Current portion of long-term debt” on the accompanying Consolidated Balance Sheets as the payment is due in April of 2018. Interest is payable monthly, with a variable rate that resets weekly. As a security for payment of the bonds, the Company obtained a direct pay letter of credit issued by JPMorgan Chase Bank, N.A. The letter of credit reduces annually by the principal reduction amount. The interest rate at June 30, 2017 was 0.9% for the IRB debt.

CTI entered into an interest rate swap agreement to reduce the impact of changes in interest rates on the above IRB. At June 30, 2017, the effect of the swap agreement on the bond was to fix the rate at 3.46%. The swap agreement matures in April 2018, and is reduced annually by the amount of the optional principal payments on the bond. The Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap agreement. However, the Company does not anticipate nonperformance by the counterparties.

6.          Derivative Instruments:

Metals swaps and embedded customer derivatives

During 2017 and 2016, the Company entered into nickel swaps indexed to the London Metal Exchange (LME) price of nickel with third-party brokers. The nickel swaps are accounted for as derivatives for accounting purposes. The Company entered into them to mitigate its customers’ risk of volatility in the price of metals. The outstanding nickel swaps mature in 2017 and 2018. The swaps are settled with the brokers at maturity. The economic benefit or loss arising from the changes in fair value of the swaps is contractually passed through to the customer. The primary risk associated with the metals swaps is the ability of customers or third-party brokers to honor their agreements with the Company related to derivative instruments. If the customer or third-party brokers are unable to honor their agreements, the Company’s risk of loss is the fair value of the metals swaps.

While these derivatives are intended to help the Company manage risk, they have not been designated as hedging instruments. The periodic changes in fair value of the metals and embedded customer derivative instruments are included in “Cost of materials sold” in the Consolidated Statements of Comprehensive Income. The Company recognizes derivative positions with both the customer and the third party for the derivatives and classifies cash settlement amounts associated with them as part of “Cost of materials sold” in the Consolidated Statements of Comprehensive Income. The cumulative change in fair value of the metals swaps that have not yet been settled are included in “Other accrued liabilities”, and the embedded customer derivatives are included in “Accounts receivable, net” on the Consolidated Balance Sheets at June 30, 2017 and December 31, 2016.

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

There was no net impact from the nickel swaps or embedded customer derivative agreements to the Company’s Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2017 and 2016. The table below shows the total impact to the Company’s Consolidated Statements of Comprehensive Income through net income of the derivatives for the three and six months ended June 30, 2017 and 2016.

	Net Gain (Loss) Recognized
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Interest rate swap (CTI)	$(5)	$(13)	$(18)	$(33)
Fixed interest rate swap (ABL)	-	(37)	-	(98)
Metals swaps	(91)	138	(77)	62
Embedded customer derivatives	91	(138)	77	(62)
Total loss	$(5)	$(50)	$(18)	$(131)

7.           Fair Value of Financial Instruments:

During the three months ended June 30, 2017, there were no transfers of financial assets between Levels 1, 2 or 3 fair value measurements. There have been no changes in the methodologies used at June 30, 2017 since December 31, 2016. Following is a description of the valuation methodologies used for assets and liabilities measured at fair value as of June 30, 2017 and December 31, 2016:

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

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company:

	Value of Items Recorded at Fair Value
	As of June 30, 2017
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Embedded customer derivative	$-	$53	$-	$53
Total assets at fair value	$-	$53	$-	$53

Liabilities:
Metals swaps	$-	$53	$-	$53
Interest rate swap (CTI)	-	17	-	17
Total liabilities recorded at fair value	$-	$70	$-	$70

	Value of Items Not Recorded at Fair Value
	As of June 30, 2017
(in thousands)	Level 1	Level 2	Level 3	Total
Liabilities:
IRB	$930	$-	$-	$930
Revolver	-	210,728	-	210,728
Total liabilities not recorded at fair value	$930	$210,728	$-	$211,658

The value of the items not recorded at fair value represent the carrying value of the liabilities.

	Value of Items Recorded at Fair Value
	As of December 31, 2016
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Embedded customer derivative	$-	$113	$-	$113
Total assets at fair value	$-	$113	$-	$113

Liabilities:
Metals swaps	$-	$113	$-	$113
Interest rate swap (CTI)	-	36	-	36
Total liabilities recorded at fair value	$-	$149	$-	$149

	Value of Items Not Recorded at Fair Value
	As of December 31, 2016
(in thousands)	Level 1	Level 2	Level 3	Total
Liabilities:
IRB	$1,825	$-	$-	$1,825
Revolver	-	164,599	-	164,599
Total liabilities not recorded at fair value	$1,825	$164,599	$-	$166,424

The value of the items not recorded at fair value represent the carrying value of the liabilities.

The fair value of the IRB is determined using Level 1 inputs. The carrying value and the fair value of the IRB that qualify as financial instruments was $0.9 million and $1.8 million at June 30, 2017 and December 31, 2016, respectively.

The fair value of the revolver is determined using Level 2 inputs. The Level 2 fair value of the Company's long-term debt was estimated using prevailing market interest rates on debt with similar credit worthiness, terms and maturities.

8.           Equity Plans:

Restricted Stock Units and Performance Share Units

Pursuant to the Amended and Restated Olympic Steel 2007 Omnibus Incentive Plan (the Plan), the Company may grant stock options, stock appreciation rights, restricted shares, restricted share units, performance shares, and other stock- and cash-based awards to employees and Directors of, and consultants to, the Company and its affiliates. Under the Plan, 1,000,000 shares of common stock are available for equity grants.

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

On July 1, 2016, the Company created a new Senior Management Stock Incentive Program (the New Plan) for certain participants. Under the New Plan, each participant, subject to the terms and conditions of the plan and the attainment of minimum performance requirements, can be awarded RSUs with a dollar value equal to 10% of the participant’s base salary, up to an annual maximum of $17,500. The RSUs have a five-year vesting period and the RSUs will convert into the right to receive shares of common stock upon a participant’s retirement, or earlier upon the participant’s death or disability or upon a change in control of the Company. The carbon and specialty metals flat products segments adopted the New Plan on July 1, 2016 and the tubular and pipe products segment adopted the New Plan on January 1, 2017.

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

Stock-based compensation expense or income recognized on RSUs for the three and six months ended June 30, 2017 and 2016, respectively, is summarized in the following table:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2017	2016	2017	2016
RSU expense before taxes of New Plan	$147	$-	$267	$-
RSU expense (income) before taxes of Old Plan	$-	$(570)	$-	$(332)
RSU expense (income) after taxes	$91	$(289)	$194	$(160)

All pre-tax charges related to RSUs were included in the caption “Administrative and general” on the accompanying Consolidated Statements of Comprehensive Income.

The following table summarizes the activity related to RSUs for the six months ended June 30, 2017:

	Number of	Weighted Average
	Shares	Granted Price
Outstanding at December 31, 2016	421,486	$19.92
Granted	50,033	20.47
Converted into shares	(3,829)	17.62
Forfeited	-	-
Outstanding at June 30, 2017	467,690	$20.00
Vested at June 30, 2017	425,038	$19.72

9.           Income Taxes:

For the three months ended June 30, 2017, the Company recorded an income tax provision of $3.0 million, or 38.6% of pre-tax income, compared to $3.5 million, or 49.3% of pre-tax income, for the three months ended June 30, 2016. During the three months ended June 30, 2016, the Company recorded a valuation allowance of $0.7 million to reduce certain state deferred tax assets to the amount that is more likely than not to be realized. The valuation allowance increased the Company’s effective tax rate by 9.4% for the three months ended June 30, 2016.

For the six months ended June 30, 2017, the Company recorded an income tax provision of $4.7 million, or 27.4% of pre-tax income, compared to an income tax benefit of $3.0 million, or 51.6%, for the six months ended June 30, 2016. In the first quarter of 2017, the Company made an out-of-period adjustment to correct and record previously unrecognized deferred tax assets, and the associated tax benefit, related to the SERP. The adjustment, which has accumulated since the inception of the plan in 2005, resulted in an increase to after-tax income of $1.9 million in the first quarter of 2017.  The Company determined that this adjustment was not material to its current or prior period consolidated financial statements. During the six months ended June 30, 2016, the Company recorded a valuation allowance of $0.7 million to reduce certain state deferred tax assets to the amount that is more likely than not to be realized. The valuation allowance increased the Company’s effective tax rate by 11.4% for the six months ended June 30, 2016.

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

10.           Shares Outstanding and Earnings Per Share:

Earnings per share have been calculated based on the weighted average number of shares outstanding as set forth below:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2017	2016	2017	2016
Weighted average basic shares outstanding	11,383	11,216	11,382	11,199
Assumed exercise of stock options and issuance of stock awards	7	-	5	-
Weighted average diluted shares outstanding	11,390	11,216	11,387	11,199
Net income	$4,797	$3,550	$12,496	$2,783
Basic earnings per share	$0.42	$0.32	$1.10	$0.25
Diluted earnings per share	$0.42	$0.32	$1.10	$0.25
Anti-dilutive securities outstanding	43	129	43	129

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

The following table provides financial information by segment and reconciles the Company’s operating income by segment to the consolidated income before income taxes for the three and six months ended June 30, 2017 and 2016.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands)	2017	2016	2017	2016
Net sales
Carbon flat products	$237,058	$173,122	$453,974	$334,556
Specialty metals flat products	58,280	49,529	116,235	95,359
Tubular and pipe products	60,857	50,957	120,879	102,042
Total net sales	$356,195	$273,608	$691,088	$531,957

Depreciation and amortization
Carbon flat products	$2,905	$2,988	$5,794	$5,942
Specialty metals flat products	198	190	424	383
Tubular and pipe products	1,412	1,568	2,808	3,127
Corporate	26	26	51	51
Total depreciation and amortization	$4,541	$4,772	$9,077	$9,503

Operating income
Carbon flat products	$7,239	$5,669	$14,614	$3,491
Specialty metals flat products	2,859	2,567	6,844	4,323
Tubular and pipe products	2,344	2,133	4,831	4,376
Corporate expenses	(2,809)	(2,030)	(5,605)	(3,816)
Total operating income	$9,633	$8,339	$20,684	$8,374
Other loss, net	(28)	(58)	(54)	(63)
Income before interest and income taxes	9,605	8,281	20,630	8,311
Interest and other expense on debt	1,788	1,274	3,414	2,559
Income before income taxes	$7,817	$7,007	$17,216	$5,752

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands)	2017	2016	2017	2016
Capital expenditures
Flat products segments	$1,777	$1,551	$3,182	$2,785
Tubular and pipe products	626	650	1,287	812
Total capital expenditures	$2,403	$2,201	$4,469	$3,597

	As of
	June 30,	December 31,
(in thousands)	2017	2016
Total assets
Flat products segments	$422,259	$363,626
Tubular and pipe products	195,647	192,088
Corporate	303	354
Total assets	$618,209	$556,068

There were no material revenue transactions between the carbon flat products, specialty metals products, and tubular and pipe products segments.

The Company sells certain products internationally, primarily in Canada, Mexico and the Dominican Republic. International sales are immaterial to the consolidated financial results and to the individual segments’ results.

12.           Recently Issued Accounting Updates:

In May 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No 2017-09, “Compensation – Stock Compensation (Topic 718)”. This ASU provides clarity and reduces both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation – Stock Compensation, to a change to the terms or conditions of a share-based payment award. The ASU provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This Update is the final version of Proposed Accounting Standards Update 2016-360—Compensation—Stock Compensation (Topic 718)—Scope of Modification Accounting, which has been deleted. The amendments in this Update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for (1) public business entities for reporting periods for which financial statements have not yet been issued and (2) all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in this Update should be applied prospectively to an award modified on or after the adoption date. The adoption of this ASU is not expected to materially impact our consolidated financial statements.

In August 2016, the FASB issued ASU No 2016-15, “Classification of certain cash receipts and cash payments”. This ASU addresses the following eight specific cash flow issues: Debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (COLIs) (including bank-owned life insurance policies (BOLIs)); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. The guidance will be effective for annual reporting periods beginning after December 15, 2017, and interim periods within those fiscal years with early adoption permitted. The adoption of this ASU is not expected to materially impact our consolidated financial statements.

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

●	our ability to generate free cash flow through operations and repay debt within anticipated time frames;
●	events or circumstances that could impair or adversely impact the carrying value of any of our assets;
●	risks and uncertainties associated with intangible assets, including additional impairment charges related to indefinite lived intangible assets;
●	events or circumstances that could adversely impact the successful operation of our processing equipment and operations;
●	the amounts, successes and our ability to continue our capital investments and strategic growth initiatives, including our business information system implementations;
●	the successes of our operational initiatives to improve our operating, cultural and management systems and reduce our costs;
●	the ability to comply with the terms of our asset-based credit facility;
●	the ability of our customers and third parties to honor their agreements related to derivative instruments;
●	customer, supplier and competitor consolidation, bankruptcy or insolvency;
●	reduced production schedules, layoffs or work stoppages by our own, our suppliers’ or customers’ personnel;
●	the impacts of union organizing activities and the success of union contract renewals;
●	the timing and outcomes of inventory lower of cost or market adjustments and last-in, first-out, or LIFO, income, or expense;
●	the ability of our customers (especially those that may be highly leveraged, and those with inadequate liquidity) to maintain their credit availability;
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

At June 30, 2017, we employed approximately 1,700 people. Approximately 275 of the hourly plant personnel at the facilities listed below are represented by nine separate collective bargaining units. The table below shows the expiration dates of the collective bargaining agreements.

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

Results of Operations

Our results of operations are impacted by the market price of metals. Over the past 24 months, metals prices have fluctuated significantly and changes to our net sales, cost of materials sold, gross profit, cost of inventory and profitability, are all impacted by industry metals pricing. Metals prices in the second quarter and first half of 2017 were 10% and 29% higher, respectively, than metals prices in the second quarter and first half of 2016. Average metals prices during 2017 have remained relatively flat after increasing in the first quarter, and decreasing in the second quarter.

Transactional or “spot” selling prices generally move in tandem with market price changes, while fixed selling prices typically lag and reset quarterly. Similarly, inventory costs (and therefore cost of materials sold) tend to move slower than market selling price changes due to mill lead times and inventory turnover impacting the rate of change in average cost. When average selling prices increase, and net sales increase, gross profit and operating expenses as a percentage of net sales will generally decrease. Our year over year net sales and earnings comparisons were positively impacted by the price increases and improved customer demand during the first half of 2017, and increased market share for products that we sell.

During the second quarter of 2017, we announced the permanent closure of our carbon flat products segment’s Siler City, North Carolina operation. The facility ceased operations in July of 2017. The land and building associated with the operation is classified as Assets held for sale on the accompanying Consolidated Balance Sheets. The operating loss related to the Siler City, North Carolina operation was $0.6 million during the second quarter of 2017.

Consolidated Operations

The following table presents consolidated operating results for the periods indicated (dollars are shown in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2017		2016		2017		2016
		% of net sales		% of net sales		% of net sales		% of net sales
Net sales	$356,195	100.0	$273,608	100.0	$691,088	100.0	$531,957	100.0
Cost of materials sold (a)	283,041	79.5	205,688	75.2	541,495	78.4	405,508	76.2
Gross profit (b)	73,154	20.5	67,920	24.8	149,593	21.6	126,449	23.8
Operating expenses (c)	63,521	17.8	59,581	21.8	128,909	18.7	118,075	22.2
Operating income	$9,633	2.7	$8,339	3.0	$20,684	3.0	$8,374	1.6
Other loss, net	28	0.0	58	0.0	54	0.0	63	0.0
Interest and other expense on debt	1,788	0.4	1,274	0.4	3,414	0.5	2,559	0.5
Income before income taxes	7,817	2.2	7,007	2.6	17,216	2.5	5,752	1.1
Income taxes	3,020	0.8	3,457	1.3	4,720	0.7	2,969	0.6
Net income	4,797	1.3	3,550	1.3	12,496	1.8	2,783	0.5

(a)	Includes $400 and $775 of LIFO expense for the three and six months ended June 30, 2017, respectively. There was no LIFO impact recorded in the first six months of 2016.
(b)	Gross profit is calculated as net sales less the cost of materials sold.
(c)	Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Net sales increased $82.6 million, or 30.2%, to $356.2 million in the second quarter of 2017 from $273.6 million in the second quarter of 2016. Carbon flat products net sales were 66.6% of total net sales in the second quarter of 2017 compared to 63.3% of total net sales in the second quarter of 2016. Specialty metals flat products net sales were 16.4% of total net sales in the second quarter of 2017 compared to 18.1% of total net sales in the second quarter of 2016. Tubular and pipe products net sales were 17.1% of total net sales in the second quarter of 2017 compared to 18.6% of total net sales in the second quarter of 2016. The increase in net sales was due to a 16.1% increase in average selling prices and a 12.1% increase in sales volume during the second quarter of 2017 compared to the second quarter of 2016. Average selling prices increased sequentially from the first quarter of 2017 by approximately 4.8%. Sales volumes and average selling prices increased in all three operating segments during the second quarter of 2017 compared to the second quarter of 2016.

Net sales increased $159.1 million, or 29.9%, to $691.1 million during the six months ended June 30, 2017 from $532.0 million during the six months ended June 30, 2016. Carbon flat products net sales were 65.7% of total net sales in the first six months of 2017 compared to 62.9% of total net sales in the first six months of 2016. Specialty metals flat products net sales were 16.8% of total net sales in the first six months of 2017 compared to 17.9% of total net sales in the first six months of 2016. Tubular and pipe products net sales were 17.5% of total net sales in the first six months of 2017 compared to 19.2% of total net sales in the first six months of 2016. The increase in net sales was due to a 15.3% increase in average selling prices and a 12.6% increase in sales volume during the six months ended June 30, 2017 compared to the six months ended June 30, 2016. Sales volumes and average selling prices increased in all three operating segments during the first six months of 2017 compared to the first six months of 2016.

Cost of materials sold increased $77.4 million, or 37.6%, to $283.0 million in the second quarter of 2017 from $205.7 million in the second quarter of 2016. Cost of materials sold increased $136.0 million, or 33.5%, to $541.5 million during the six months ended June 30, 2017 from $405.5 million during the six months ended June 30, 2016. The increase in cost of materials sold in the second quarter and first six months of 2017 is related to increased metals pricing discussed above and increased sales volume.

As a percentage of net sales, gross profit (as defined in footnote (b) in the table above) decreased to 20.5% in the second quarter of 2017 compared to 24.8% in the second quarter of 2016. As a percentage of net sales, gross profit decreased to 21.6% in the six months ended June 30, 2017 compared to 23.8% in the six months ended June 30, 2016.

Operating expenses in the second quarter of 2017 increased $3.9 million, or 6.6%, compared to a volume increase of 12.1%, to $63.5 million from $59.6 million in the second quarter of 2016. As a percentage of net sales, operating expenses decreased to 17.8% for the second quarter of 2017 from 21.8% in the comparable 2016 period. Operating expenses in the carbon flat products segment increased $1.9 million, operating expenses in the specialty metals flat products segment increased $0.4 million, operating expenses in the tubular and pipe products segment increased $0.9 million, and Corporate expenses increased $0.8 million. Operating expenses increased in all categories, except for depreciation expense, as reported on the Company’s Consolidated Statements of Comprehensive Income. Variable operating expenses, such as distribution and warehouse and processing, increased $1.8 million, or 5.9%, because of the 12.1% volume increase. Selling and administrative and general expenses increased $2.3 million, or 10.6%, primarily related to increased variable performance based incentive compensation and increased direct sales representation.

Operating expenses in the first six months of 2017 increased $10.8 million, or 9.2%, compared to a volume increase of 12.6%, to $128.9 million from $118.1 million in the first six months of 2016. As a percentage of net sales, operating expenses decreased to 18.7% in the first six months of 2017 from 22.2% for the first six months of 2016. Operating expenses in the carbon flat products segment increased $5.1 million, operating expenses in the specialty metals flat products segment increased $1.2 million, operating expenses in the tubular and pipe products segment increased $2.7 million, and Corporate expenses increased $1.8 million. Operating expenses increased in all categories, except for depreciation expense, as reported on the Company’s Consolidated Statements of Comprehensive Income. Variable operating expenses, such as distribution and warehouse and processing, increased $6.0 million, or 9.9%, because of the 12.6% volume increase. Selling and administrative and general expenses increased $5.3 million, or 12.1%, primarily related to increased variable performance based incentive compensation and increased direct sales representation.

Interest and other expense on debt totaled $1.8 million, 0.4% of net sales, for the second quarter of 2017 compared to $1.3 million, or 0.4% of net sales, for the second quarter of 2016. Interest and other expense on debt totaled $3.4 million, or 0.5% of net sales, for the first six months of 2017 compared to $2.6 million, or 0.5% of net sales, for the first six months of 2016. Our effective borrowing rate, exclusive of deferred financing fees and commitment fees, was 2.9% for the first six months of 2017 compared to 2.4% for the first six months of 2016 due to the increase in LIBOR rates since the first half of 2016. Total average borrowings increased $48 million, or 33.6%, from $143 million in the first six months of 2016 to $191 million in the first six months of 2017, primarily related to increased working capital needs in 2017.

For the second quarter of 2017, income before income taxes totaled $7.8 million compared to $7.0 million in the second quarter of 2016. For the first half of 2017, income before income taxes totaled $17.2 million compared to $5.8 million in the first half of 2016.

An income tax provision of 38.6% was recorded for the second quarter of 2017, compared to 49.3% for the second quarter of 2016. An income tax provision of 27.4% was recorded for the first half of 2017, compared to 51.6% for the first half of 2016. During the quarter ended March 31, 2017, we made an out-of-period adjustment to correct and record previously unrecognized deferred tax assets, and the associated tax benefit, related to the SERP. The adjustment, which accumulated since the inception of the plan in 2005, resulted in an increase to after-tax income of $1.9 million in the first quarter of 2017.  During the three and six months ended June 30, 2016, we recorded a valuation allowance of $0.7 million to reduce certain state deferred tax assets to the amount that is more likely than not to be realized. The valuation allowance increased the effective tax rate by 9.4% and 11.4% for the three and six months ended June 30, 2016, respectively. Our tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items that are taken into account in the relevant period. Each quarter, we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment. We expect our effective tax rate in the second half of 2017 to approximate 38% to 40%.

Net income for the second quarter of 2017 totaled $4.8 million or $0.42 per basic and diluted share, compared to $3.6 million, or $0.32 per basic and diluted share for the second quarter of 2016. Net income for the first half of 2017 totaled $12.5 million or $1.10 per basic and diluted share, compared to $2.8 million, or $0.25 per basic and diluted share for the first half of 2016.

Segment Operations

Carbon flat products

The following table presents selected operating results for our carbon flat products segment for the periods indicated (dollars are shown in thousands, except for per ton information):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2017		2016		2017		2016
		% of net sales		% of net sales		% of net sales		% of net sales
Direct tons sold	284,552		252,368		565,780		496,867
Toll tons sold	23,906		20,079		46,470		42,430
Total tons sold	308,458		272,447		612,250		539,297

Net sales	$237,058	100.0	$173,122	100.0	$453,974	100.0	$334,556	100.0
Average selling price per ton	769		635		741		620
Cost of materials sold	189,650	80.0	129,137	74.6	358,823	79.0	255,664	76.4
Gross profit (a)	47,408	20.0	43,985	25.4	95,151	21.0	78,892	23.6
Operating expenses (b)	40,169	16.9	38,316	22.1	80,537	17.8	75,401	22.6
Operating income	$7,239	3.1	$5,669	3.3	$14,614	3.2	$3,491	1.0

(a) Gross profit is calculated as net sales less the cost of materials sold.

(b) Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Tons sold by our carbon flat products segment increased 36 thousand tons, or 13.2%, to 308 thousand in the second quarter of 2017 from 272 thousand in the second quarter of 2016. Tons sold by our carbon flat products segment increased 73 thousand tons, or 13.5% to 612 thousand in the first half of 2017 from 539 thousand in the first half of 2016. The increase in tons sold is due to improved customer demand in the markets we serve. Industry-wide shipments increased year over year in the first quarter and first six months of 2017. The carbon flat products segment increased its market share for the products it sells in the first half of 2017.

Net sales in our carbon flat products segment increased $63.9 million, or 36.9%, to $237.0 million in the second quarter of 2017 from $173.1 million in the second quarter of 2016. The increase in sales was due to a 20.9% increase in average selling prices and a 13.2% increase in sales volume during the second quarter of 2017 compared to the second quarter of 2016. Average selling prices in the second quarter of 2017 were $769 per ton, compared with $635 per ton in the second quarter of 2016, and $714 per ton in the first quarter of 2017.

Net sales in our carbon flat products segment increased $119.4 million, or 35.7% to $454.0 million in the first half of 2017 from $334.6 million in the first half of 2016. The increase in sales was due to a 19.5% increase in average selling prices and a 13.5% increase in sales volume. Average selling prices in the first half of 2017 were $741 per ton, compared with $620 per ton in the first half of 2016.

Cost of materials sold increased $60.5 million, or 46.9% to $189.7 million in the second quarter of 2017 from $129.1 million in the second quarter of 2016. The increase in cost of materials sold was due to a 13.2% increase in sales volume and the increased cost of metals during the second quarter of 2017 compared to the second quarter of 2016.

Cost of materials sold increased $103.2 million, or 40.3%, to $358.8 million in the first half of 2017 from $255.7 million in the first half of 2016. The increase in cost of materials sold was due to a 13.5% increase in sales volume and a 23.6% increase in metals cost during the six months ended June 30, 2017 compared to the six months ended June 30, 2016.

As a percentage of net sales, gross profit (as defined in footnote (a) in the table above) decreased to 20.0% in the second quarter of 2017 compared to 25.4% in the second quarter of 2016. Gross profit per ton decreased $8 per ton to $154 per ton in the second quarter of 2017 from $161 per ton in the second quarter of 2016 and $157 per ton in the first quarter of 2017.

As a percentage of net sales, gross profit decreased to 21.0% in the six months ended June 30, 2017 compared to 23.6% in the six months ended June 30, 2016. Gross profit per ton increased $9 per ton to $155 per ton in the six months ended June 30, 2017 from $146 per ton in the six months ended June 30, 2016.

Operating expenses in the second quarter of 2017 increased $1.9 million, or 4.8%, to $40.2 million from $38.3 million in the second quarter of 2016. As a percentage of net sales, operating expenses decreased to 16.9% for the second quarter of 2017 from 22.1% in the comparable 2016 period. Operating expenses in the first half of 2017 increased $5.1 million, or 6.8%, to $80.5 million from $75.4 million in the first half of 2016. As a percentage of net sales, operating expenses decreased to 17.8% for the first half of 2017 from 22.6% in the comparable 2016 period. The percentage increase in operating expense in the second quarter and first half of 2017 were less than the volume increases during the same periods. Variable operating expenses, such as distribution and warehouse and processing, increased as a result of increased sales volume. Selling and administrative and general expenses increased primarily as a result of increased variable performance based incentive compensation.

Operating income for the second quarter of 2017 totaled $7.2 million, or 3.1% of net sales, compared to $5.7 million, or 3.3% of net sales for the second quarter of 2016. Operating income for the six months ended June 30, 2017 totaled $14.6 million, or 3.2% of net sales, compared to $3.5 million, or 1.0% of net sales for the six months ended June 30, 2016.

Specialty metals flat products

The following table presents selected operating results for our specialty metals flat products for the periods indicated (dollars are shown in thousands, except for per ton information):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2017		2016		2017		2016
		% of net sales		% of net sales		% of net sales		% of net sales
Direct tons sold	22,529		21,745		45,678		41,535
Toll tons sold	10		23		54		26
Total tons sold	22,539		21,768		45,732		41,561

Net sales	$58,280	100.0	$49,529	100.0	$116,235	100.0	$95,359	100.0
Average selling price per ton	2,586		2,275		2,542		2,294
Cost of materials sold	50,046	85.9	41,991	84.8	98,330	84.6	81,186	85.1
Gross profit (a)	8,234	14.1	7,538	15.2	17,905	15.4	14,173	14.9
Operating expenses (b)	5,375	9.2	4,971	10.0	11,061	9.6	9,850	10.4
Operating income	$2,859	4.9	$2,567	5.2	$6,844	5.9	$4,323	4.5

(a) Gross profit is calculated as net sales less the cost of materials sold.

(b) Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Tons sold by our specialty metals flat products segment increased one thousand tons, or 3.5%, to 23 thousand in the second quarter of 2017 from 22 thousand in the second quarter of 2016. Tons sold by our specialty metals flat products segment increased four thousand tons, or 10.0% to 46 thousand in the six months ended June 30, 2017 from 42 thousand in the six months ended June 30, 2016. The increase in tons sold is due to improved customer demand in the markets we serve. Industry-wide shipments increased year over year in the first quarter and first six months of 2017. The specialty metals flat products segment increased its market share for stainless products in the first half of 2017.

Net sales in our specialty metals flat products segment increased $8.8 million, or 17.7% to $58.3 million in the second quarter of 2017 from $49.5 million in the second quarter of 2016. The increase in sales was due to a 13.6% increase in average selling prices and a 3.5% increase in sales volume during the second quarter of 2017 compared to the second quarter of 2016. Average selling prices in the second quarter of 2017 were $2,586 per ton compared to $2,275 per ton in the second quarter of 2016 and $2,499 per ton in the first quarter of 2017.

Net sales in our specialty metals flat products segment increased $20.9 million, or 21.9%, to $116.2 million in the first half of 2017 from $95.4 million in the first half of 2016. The increase in sales was due to a 10.9% increase in average selling prices and a 10.0% increase in sales volume. Average selling prices in the first half of 2017 were $2,542 per ton, compared with $2,294 per ton in the first half of 2016.

Cost of materials sold increased $8.0 million, or 19.2% to $50.0 million in the second quarter of 2017 from $42.0 million in the second quarter of 2016. The increase was due to a 15.1% increase in the average cost of materials and a 3.5% increase in sales volume in the second quarter of 2017 compared to the second quarter in 2016.

Cost of materials sold increased $17.1 million, or 21.1% to $98.3 million in the first half of 2016 from $81.2 million in the first half of 2016. The increase in cost of materials sold was due to a 10.1% increase in metals cost and a 10.0% increase in sales volume during the six months ended June 30, 2017 compared to the six months ended June 30, 2016.

As a percentage of net sales, gross profit (as defined in footnote (a) in the table above) decreased to 14.1% in the second quarter of 2017 from 15.2% in the second quarter of 2016. As a percentage of net sales, gross profit increased to 15.4% in the six months ended June 30, 2017 from 14.9% in the six months ended June 30, 2016.

Operating expenses in the second quarter of 2017 increased $0.4 million, or 8.1%, to $5.4 million from $5.0 million in the second quarter of 2016, which is less than the volume increase. As a percentage of net sales, operating expenses decreased to 9.2% of net sales for the second quarter of 2017 compared to 10.0% of net sales for the second quarter of 2016.

Operating expenses in the first six months of 2017 increased $1.2 million, or 12.3%, to $11.1 million from $9.9 million in the first six months of 2016. As a percentage of net sales, operating expenses increased to 9.6% of net sales for the six months ended June 30, 2017 compared to 10.4% for the six months ended June 30, 2016. Variable operating expenses, such as distribution and warehouse and processing increased as a result of higher sales volumes. Selling and administrative and general expenses increased primarily as a result of increased variable based incentive compensation related to the increased sales volume and gross profit.

Operating income for the second quarter of 2017 totaled $2.9 million, or 4.9% of net sales, compared to $2.6 million, or 5.2% of net sales, for the second quarter of 2016. Operating income for the six months ended June 30, 2017 totaled $6.8 million, or 5.9% of net sales, compared to operating income of $4.3 million, or 4.5% of net sales, for the six months ended June 30, 2016.

Tubular and pipe products

The following table presents selected operating results for our tubular and pipe products segment for the periods indicated (dollars are shown in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2017		2016		2017		2016
		% of net sales		% of net sales		% of net sales		% of net sales
Net sales	$60,857	100.0	$50,957	100.0	$120,879	100.0	$102,042	100.0
Cost of materials sold (a)	43,345	71.2	34,560	67.8	84,342	69.8	68,658	67.3
Gross profit (b)	17,512	28.8	16,397	32.2	36,537	30.2	33,384	32.7
Operating expenses (c)	15,168	24.9	14,264	28.0	31,706	26.2	29,008	28.4
Operating income	$2,344	3.9	$2,133	4.3	$4,831	4.0	$4,376	4.3

(a)	Includes $400 and $775 of LIFO expense for the three and six months ended June 30, 2017, respectively. There was no LIFO impact recorded in the first six months of 2016.
(b)	Gross profit is calculated as net sales less the cost of materials sold.
(c)	Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Net sales increased $9.9 million, or 19.4%, to $60.9 million in the second quarter of 2017 from $51.0 million in the second quarter of 2016. The increase is a result of a 12.4% increase in average selling prices and a 6.2% increase in sales volume during the second quarter of 2017 compared to the second quarter of 2016.

Net sales increased $18.8 million, or 18.5% to $120.9 million in the six months ended June 30, 2017 from $102.0 million in the six months ended June 30, 2016. The increase in net sales is a result of a 14.4% increase in average selling prices and a 3.6 % increase in sales volume during the first six months of 2017 compared to the first six months of 2016.

Cost of materials sold increased $8.8 million, or 25.4%, to $43.3 million in the second quarter of 2017 from $34.6 million in the second quarter of 2016. During the second quarter of 2017, we recorded LIFO expense of $0.4 million. No LIFO income or expense was recorded in the second quarter of 2016.

Cost of materials sold increased $15.7 million, or 22.8% to $84.3 million in the first six months of 2017 from $68.7 million in the first six months of 2016. During the first six months of 2017, we recorded $0.8 million of LIFO expense. No LIFO income or expense was recorded during the first six months of 2016. The increase in cost of materials sold in 2017 is a result of increased metals cost and sales volume in 2017 compared to 2016.

As a percentage of net sales, gross profit (as defined in footnote (b) in the table above) decreased to 28.8% in the second quarter of 2017 from 32.2% in the second quarter of 2016. As a percentage of net sales, the $0.4 million LIFO expense in 2017 decreased gross profit by 0.7%. As a percentage of net sales, gross profit decreased to 30.2% in the first six months of 2017 compared to 32.7% in the first six months of 2016. As a percentage of net sales, the $0.8 million LIFO expense recorded in the six months ended June 30, 2017 decreased gross profit by 0.6%.

Operating expenses in the second quarter of 2017 increased $0.9 million, or 6.3%, to $15.2 million from $14.3 million in the second quarter of 2016. As a percentage of net sales, operating expenses decreased to 24.9% for the second quarter of 2017 compared to 28.0% for the second quarter of 2016. Operating expenses in the six months ended June 30, 2017 increased $2.7 million, or 9.3%, to $31.7 million from $29.0 million in the first half of 2016. As a percentage of net sales, operating expenses decreased to 26.2% in the first half of 2017 compared to 28.4% in the first half of 2016. Operating expenses increased in the second quarter and first half of 2017 primarily as a result of less labor and overhead capitalization into inventory, increased medical costs and increased variable incentive compensation related to increased gross profit and operating income.

Operating income for the second quarter of 2017 totaled $2.3 million, or 3.9% of net sales, compared to $2.1 million, or 4.2% of net sales, for the second quarter of 2016. Operating income for the six months ended June 30, 2017 totaled $4.8 million, or 4.0% of net sales, compared to $4.4 million, or 4.3% of net sales, for the six months ended June 30, 2016.

Corporate expenses

Corporate expenses increased $0.8 million, or 38.4%, to $2.8 million in the second quarter of 2017 compared to $2.0 million in the second quarter of 2016. Corporate expenses increased $1.8 million, or 46.9%, to $5.6 million in the six months ended June 30, 2017 compared to $3.8 million in the six months ended June 30, 2016. The increase in corporate expenses is primarily attributable to increased variable performance based incentive compensation and effective August 2016, our President of Specialty Metals being appointed to the position of Executive Vice President and Chief Operating Officer and his associated costs are now classified as Corporate expenses. Corporate expenses include the unallocated expenses related to managing the entire Company, (i.e. all three segments) including payroll expenses for certain personnel, expenses related to being a publicly traded entity such as board of directors’ expenses, audit expenses, and various other professional fees.

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

Operating Activities

For the six months ended June 30, 2017, we used $38.5 million of net cash for operations, of which $21.4 million was generated from operating activities and $59.9 million was used for working capital investments. For the six months ended June 30, 2016, we generated $10.5 million of net cash from operations, of which $13.4 million was generated from operating activities and $2.9 million was used for working capital investments.

Net cash from operations totaled $21.4 million during the six months ended June 30, 2017 and consisted primarily of net income of $12.5 million and depreciation and amortization of $9.5 million. Net cash from operations totaled $13.4 million during the six months ended June 30, 2016 and consisted primarily of net income of $2.8 million and depreciation and amortization of $10.0 million.

Working capital at June 30, 2017 totaled $323.5 million, a $63.5 million increase from December 31, 2016. The increase was primarily attributable to a $56.3 million, or 55.2%, increase in accounts receivable (resulting from higher sales prices and higher sales volumes experienced in the second quarter compared to the fourth quarter) and an $8.2 million, or 3.2%, increase in inventories (resulting from higher average inventory costs in the second quarter of 2017 compared to the fourth quarter of 2016) offset by a $4.4 million increase in accounts payable and outstanding checks (related to the increased inventory purchases discussed above).

Investing Activities

Net cash used for capital expenditures was $4.5 million during the six months ended June 30, 2017, compared to $3.6 million during the six months ended June 30, 2016. The 2017 capital expenditures were primarily attributable to additional processing equipment at our existing facilities. During 2017, we expect our capital spending to be less than our annual depreciation expense (approximately $18 million in 2017).

Financing Activities

During the six months ended June 30, 2017, $44.7 million of cash was generated from financing activities, which primarily consisted of $46.1 million of net borrowings under our ABL Credit Facility offset by a $0.9 million IRB repayment. During the six months ended June 30, 2016, $4.7 million of cash was used for financing activities, which primarily consisted of $4.2 million of net repayments under our ABL Credit Facility and IRB.

Dividends paid were $0.4 million for both the six months ended June 30, 2017 and June 30, 2016. Regular dividend distributions in the future are subject to the availability of cash, the $2.5 million annual limitation on cash dividends under our ABL Credit Facility and continuing determination by our Board of Directors that the payment of dividends remains in the best interest of our shareholders.

Stock Repurchase Program

On October 2, 2015, we announced that our Board of Directors authorized a stock repurchase program of up to 550,000 shares of the Company’s issued and outstanding common stock, which could include open market repurchases, negotiated block transactions, accelerated stock repurchases or open market solicitations for shares, all or some of which may be effected through Rule 10b5-1 plans. Any of the repurchased shares will be held in our treasury, or canceled and retired as our Board may determine from time to time. Any repurchases of common stock are subject to the covenants contained in the ABL Credit Facility. Under the ABL Credit Facility, we may repurchase common stock and pay dividends up to $2.5 million in the aggregate during any trailing twelve months without restrictions. Purchases in excess of $2.5 million require us to (i) maintain availability in excess of 25% of the aggregate revolver commitments ($91.3 million at June 30, 2017) or (ii) to maintain availability equal to or greater than 15% of the aggregate revolver commitments ($54.8 million at June 30, 2017) and we must maintain a pro-forma ratio of EBITDA minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00. The timing and amount of any repurchases under the stock repurchase program will depend upon several factors, including market and business conditions, and limitations under the ABL Credit Facility, and repurchases may be discontinued at any time.

No share repurchases were made during the first six months of 2017.

Debt Arrangements

Our ABL Credit Facility is collateralized by our accounts receivable and inventory. The ABL Credit Facility consists of a revolving credit line of $365 million. Revolver borrowings are limited to the lesser of a borrowing base, comprised of eligible receivables and inventories, or $365 million in the aggregate. The ABL Credit Facility matures on June 30, 2019.

The ABL Credit Facility requires us to comply with various covenants, the most significant of which include: (i) until maturity of the ABL Credit Facility, if any commitments or obligations are outstanding and our availability is less than the greater of $30 million or 10.0% of the aggregate amount of revolver commitments ($36.5 million at June 30, 2017), then we must maintain a ratio of EBITDA minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00 for the most recent twelve fiscal month period; (ii) limitations on dividend payments and stock repurchases; and (iii) restrictions on additional indebtedness. We have the option to borrow under our revolver based on the agent’s base rate plus a premium ranging from 0.00% to 0.25% or the London Interbank Offered Rate (LIBOR) plus a premium ranging from 1.25% to 3.00%.

As of June 30, 2017, we were in compliance with our covenants and had approximately $120 million of availability under the ABL Credit Facility.

As of June 30, 2017, $1.7 million of bank financing fees were included in “Prepaid expenses and other” and “Other long-term assets” on the accompanying Consolidated Balance Sheets. The financing fees are being amortized over the five-year term of the ABL Credit facility and are included in “Interest and other expense on debt” on the accompanying Consolidated Statements of Comprehensive Income.

As part of the CTI acquisition in July 2011, we assumed approximately $5.9 million of Industrial Revenue Bond (IRB) indebtedness ($0.9 million at June 30, 2017). The bond matures in April 2018, with the option to provide principal payments annually in April. On April 3, 2017, we made an optional principal payment of $0.9 million. The remaining balance of the IRB is included in “Current portion of long-term debt” on the accompanying Consolidated Balance Sheets as the payment is due in April of 2018. Interest is payable monthly, with a variable rate that resets weekly. As a security for payment of the bonds, we obtained a direct pay letter of credit issued by JPMorgan Chase Bank, N.A. The letter of credit reduces annually by the principal reduction amount. The interest rate at June 30, 2017 was 0.9% for the IRB debt.

CTI entered into an interest rate swap agreement to reduce the impact of changes in interest rates on the above IRB. At June 30, 2017, the effect of the swap agreement on the bond was to fix the rate at 3.46%. The swap agreement matures in April 2018, and is reduced annually by the amount of the optional principal payments on the bond. We are exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap agreement. However, we do not anticipate nonperformance by the counterparties.

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

Approximately 51% of our consolidated net sales during the first six months of 2017 and 2016, were directly related to industrial machinery and equipment manufacturers and their fabricators.

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

Our primary interest rate risk exposure results from variable rate debt. We have the option to enter into 30- to 180-day fixed base rate LIBOR loans under the ABL Credit Facility. As part of the CTI acquisition, we assumed an interest rate swap agreement on the $5.9 million of IRB ($0.9 million at June 30, 2017). The swap agreement matures in April 2018, but the notional amount may be reduced annually by the amount of the optional principal payments on the IRB. We are exposed to credit loss in the event of nonperformance by the other parties to the fixed interest rate hedge agreement. However, we do not anticipate nonperformance by the counterparties.

Item 4. Controls and Procedures

The evaluation required by Rule 13a-15(e) of the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q has been carried out under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. These disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in reports that are filed with or submitted to the SEC is: (i) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2017, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during the second quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

OLYMPIC STEEL, INC. (Registrant)

Date: August 3, 2017	By: /s/ Michael D. Siegal
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