Form 10-Q
period 2017-09-30
OLYMPIC STEEL INC
filed 2017-11-08
CIK 917470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

( X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined Rule 12b-2 of the Exchange Act). Yes ( ) No (X)

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding as of November 8, 2017
Common stock, without par value	10,971,521

Olympic Steel, Inc.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Olympic Steel, Inc.

Consolidated Balance Sheets

 (in thousands)

	As of
	September 30, 2017	December 31, 2016
	(unaudited)
Assets
Cash and cash equivalents	$4,157	$2,315
Accounts receivable, net	150,692	101,902
Inventories, net (includes LIFO debit of $6,569 as of September 30, 2017 and $8,045 as of December 31, 2016)	280,223	254,526
Prepaid expenses and other	5,510	6,197
Assets held for sale	844	-
Total current assets	441,426	364,940
Property and equipment, at cost	374,653	374,242
Accumulated depreciation	(226,553)	(218,476)
Net property and equipment	148,100	155,766
Intangible assets, net	23,202	23,869
Other long-term assets	12,170	11,493
Total assets	$624,898	$556,068

Liabilities
Current portion of long-term debt	$930	$1,825
Accounts payable	80,189	79,458
Accrued payroll	12,339	8,445
Other accrued liabilities	10,911	15,170
Total current liabilities	104,369	104,898
Credit facility revolver	220,409	164,599
Other long-term liabilities	11,482	10,062
Deferred income taxes	20,176	23,119
Total liabilities	356,436	302,678
Shareholders' Equity
Preferred stock	-	-
Common stock	129,490	128,619
Treasury stock	(527)	(609)
Retained earnings	139,499	125,380
Total shareholders' equity	268,462	253,390
Total liabilities and shareholders' equity	$624,898	$556,068

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Consolidated Statements of Comprehensive Income

(in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
	(unaudited)
Net sales	$331,442	$268,255	$1,022,530	$800,212
Costs and expenses
Cost of materials sold (excludes items shown separately below)	265,351	211,037	806,846	616,545
Warehouse and processing	20,531	20,034	65,870	61,561
Administrative and general	16,647	16,003	52,699	48,054
Distribution	10,574	8,995	31,507	27,762
Selling	6,797	5,629	19,804	17,361
Occupancy	2,150	2,135	6,651	6,630
Depreciation	3,883	4,172	12,516	13,231
Amortization	223	223	667	667
Total costs and expenses	326,156	268,228	996,560	791,811
Operating income	5,286	27	25,970	8,401
Other income (loss), net	(22)	21	(76)	(42)
Income before interest and income taxes	5,264	48	25,894	8,359
Interest and other expense on debt	1,966	1,336	5,380	3,895
Income (loss) before income taxes	3,298	(1,288)	20,514	4,464
Income tax provision	1,018	469	5,738	3,438
Net income (loss)	$2,280	$(1,757)	$14,776	$1,026
Net gain on cash flow hedge	-	-	-	114
Tax effect on cash flow hedge	-	-	-	(44)
Total comprehensive income	$2,280	$(1,757)	$14,776	$1,096

Earnings per share:
Net income (loss) per share - basic	$0.20	$(0.16)	$1.30	$0.09
Weighted average shares outstanding - basic	11,386	11,219	11,384	11,206
Net income (loss) per share - diluted	$0.20	$(0.16)	$1.30	$0.09
Weighted average shares outstanding - diluted	11,386	11,219	11,384	11,206

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30,

(in thousands)

	2017	2016
	(unaudited)
Cash flows from (used for) operating activities:
Net income	$14,776	$1,026
Adjustments to reconcile net income to net cash from (used for) operating activities -
Depreciation and amortization	13,872	14,586
Gain on disposition of property and equipment	(38)	(161)
Stock-based compensation	944	400
Other long-term assets	(1,264)	(3,713)
Other long-term liabilities	(1,523)	4,192
	26,767	16,330
Changes in working capital:
Accounts receivable	(48,790)	(18,112)
Inventories	(25,697)	(24,175)
Prepaid expenses and other	710	1,618
Accounts payable	178	10,913
Change in outstanding checks	553	(1,518)
Accrued payroll and other accrued liabilities	(363)	5,256
	(73,409)	(26,018)
Net cash used for operating activities	(46,642)	(9,688)

Cash flows from (used for) investing activities:
Capital expenditures	(6,470)	(5,335)
Proceeds from disposition of property and equipment	814	161
Net cash used for investing activities	(5,656)	(5,174)

Cash flows from (used for) financing activities:
Credit facility revolver borrowings	310,734	230,911
Credit facility revolver repayments	(254,925)	(213,195)
Industrial revenue bond repayments	(895)	(865)
Credit facility fees and expenses	(125)	(125)
Proceeds from exercise of stock options (including tax benefits) and employee stock purchases	9	34
Dividends paid	(658)	(657)
Net cash from financing activities	54,140	16,103

Cash and cash equivalents:
Net change	1,842	1,241
Beginning balance	2,315	1,604
Ending balance	$4,157	$2,845

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Supplemental Disclosures of Cash Flow Information

For the Nine Months Ended September 30,

(in thousands)

	2017	2016
	(unaudited)

Interest paid	$4,691	$3,257
Income taxes paid	$7,918	$890

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Notes to Unaudited Consolidated Financial Statements

September 30, 2017

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

The Company operates in three reportable segments; carbon flat products, specialty metals flat products, and tubular and pipe products. The carbon flat products segment and the specialty metals flat products segments are at times consolidated and referred to as the flat products segments. Certain of the flat products segments’ assets and resources are shared by the carbon and specialty metals segments and both segments’ products are stored in the shared facilities and, in some locations, processed on shared equipment. Due to the shared assets and resources, certain of the flat products segment expenses are allocated between the carbon flat products segment and the specialty metals flat products segment based upon an established allocation methodology. Through its carbon flat products segment, the Company sells and distributes large volumes of processed carbon and coated flat-rolled sheet, coil and plate products, and fabricated parts. Through its specialty metals flat products segment, the Company sells and distributes processed aluminum and stainless flat-rolled sheet and coil products, flat bar products and fabricated parts. Through its tubular and pipe products segment, which consists of the Chicago Tube and Iron subsidiary (CTI), the Company distributes metal tubing, pipe, bar, valves and fittings and fabricate pressure parts supplied to various industrial markets.

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

In the first quarter of 2017, the Company made an out-of-period adjustment to correct and record previously unrecognized deferred tax assets, and the associated tax benefit, related to the supplemental executive retirement plan (SERP). The adjustment, which had accumulated since the inception of the plan in 2005, resulted in an increase to after-tax income of $1.9 million in the first quarter of 2017.  The Company determined that this adjustment was not material to its current or prior period consolidated financial statements.

2.	Accounts Receivable:

Accounts receivable are presented net of allowances for doubtful accounts and unissued credits of $3.2 million and $2.4 million as of September 30, 2017 and December 31, 2016, respectively. The allowance for doubtful accounts is maintained at a level considered appropriate based on historical experience and specific customer collection issues that have been identified. Estimations are based upon a calculated percentage of accounts receivable, which remains fairly level from year to year, and judgments about the probable effects of economic conditions on certain customers, which can fluctuate significantly from year to year. The Company cannot guarantee that the rate of future credit losses will be similar to past experience. The Company considers all available information when assessing the adequacy of its allowance for doubtful accounts and unissued credits each quarter.

3.	Inventories:

Inventories consisted of the following:

	Inventory as of
(in thousands)	September 30, 2017	December 31, 2016
Unprocessed	$232,123	$203,256
Processed and finished	48,100	51,270
Totals	$280,223	$254,526

The Company values certain of its tubular and pipe products inventory at the last-in, first-out (LIFO) method. At September 30, 2017 and December 31, 2016, approximately $50.5 million, or 18.0% of consolidated inventory, and $43.4 million, or 17.1% of consolidated inventory, respectively, was reported under the LIFO method of accounting. The cost of the remainder of the tubular and pipe products inventory is determined using a weighted average rolling first-in, first-out (FIFO) method.

During the three and nine months ended September 30, 2017, the Company recorded $0.7 million and $1.5 million of LIFO expense, respectively, as the current projections anticipate increased pricing and volume of LIFO inventory for the remainder of the year. During the three and nine months ended September 30, 2016, the Company recorded $0.7 million of LIFO income.

If the FIFO method had been in use, inventories would have been $6.6 million lower than reported at September 30, 2017 and $8.0 million lower than reported at December 31, 2016.

4.	Assets Held for Sale:

During the second quarter of 2017, the Company began actively marketing for sale certain property at the flat product segment’s Siler City, North Carolina facility. As a result of that decision, the Company reclassified $0.8 million of net book value related to that property along with certain machinery and equipment as assets held for sale in the Consolidated Balance Sheets. The sale of those assets is expected to be completed within the next twelve months and are presented as current. Based on the present real estate market and discussions with the Company’s real estate adviser, no impairment of the recorded amounts has occurred as of September 30, 2017.

5.	Debt:

The Company’s debt is comprised of the following components:

	As of
	September 30,	December 31,
(in thousands)	2017	2016
Asset-based revolving credit facility due June 30, 2019	$220,409	$164,599
Industrial revenue bond due April 1, 2018	930	1,825
Total debt	221,339	166,424
Less current amount	(930)	(1,825)
Total long-term debt	$220,409	$164,599

The Company’s asset-based credit facility (the ABL Credit Facility) is collateralized by the Company’s accounts receivable and inventory. The ABL Credit Facility consists of a revolving credit line of $365 million. Revolver borrowings are limited to the lesser of a borrowing base, comprised of eligible receivables and inventories, or $365 million in the aggregate. The ABL Credit Facility matures on June 30, 2019.

The ABL Credit Facility requires the Company to comply with various covenants, the most significant of which include: (i) until maturity of the ABL Credit Facility, if any commitments or obligations are outstanding and the Company’s availability is less than the greater of $30 million or 10.0% of the aggregate amount of revolver commitments ($36.5 million at September 30, 2017), then the Company must maintain a ratio of EBITDA minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00 for the most recent twelve fiscal month period; (ii) limitations on dividend payments and common stock repurchases; and (iii) restrictions on additional indebtedness. The Company has the option to borrow under its revolver based on the agent’s base rate plus a premium ranging from 0.00% to 0.25% or the London Interbank Offered Rate (LIBOR) plus a premium ranging from 1.25% to 3.00%.

As of September 30, 2017, the Company was in compliance with its covenants and had approximately $110 million of availability under the ABL Credit Facility.

As of September 30, 2017, $1.4 million of bank financing fees were included in “Prepaid expenses and other” and “Other long-term assets” on the accompanying Consolidated Balance Sheets. The financing fees are being amortized over the five-year term of the ABL Credit facility and are included in “Interest and other expense on debt” on the accompanying Consolidated Statements of Comprehensive Income.

As part of the CTI acquisition in July 2011, the Company assumed approximately $5.9 million of Industrial Revenue Bond (IRB) indebtedness issued through the Stanly County, North Carolina Industrial Revenue and Pollution Control Authority. The bond matures in April 2018, with the option to provide principal payments annually in April. On April 3, 2017, the Company paid an optional principal payment of $0.9 million. The remaining balance of the IRB is included in “Current portion of long-term debt” on the accompanying Consolidated Balance Sheets as the payment is due in April 2018. Interest is payable monthly, with a variable rate that resets weekly. As a security for payment of the bonds, the Company obtained a direct pay letter of credit issued by JPMorgan Chase Bank, N.A. The letter of credit reduces annually by the principal reduction amount. The interest rate at September 30, 2017 was 0.9% for the IRB debt.

CTI entered into an interest rate swap agreement to reduce the impact of changes in interest rates on the IRB. At September 30, 2017, the effect of the swap agreement on the bond was to fix the rate at 3.46%. The swap agreement matures in April 2018, and is reduced annually by the amount of the optional principal payments on the bond. The Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap agreement. However, the Company does not anticipate nonperformance by the counterparties.

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

While these derivatives are intended to help the Company manage risk, they have not been designated as hedging instruments. The periodic changes in fair value of the metals and embedded customer derivative instruments are included in “Cost of materials sold” in the Consolidated Statements of Comprehensive Income. The Company recognizes derivative positions with both the customer and the third party for the derivatives and classifies cash settlement amounts associated with them as part of “Cost of materials sold” in the Consolidated Statements of Comprehensive Income. The cumulative change in fair value of the metals swaps that have not yet been settled and the embedded customer derivatives are included in “Other accrued liabilities”, and “Accounts receivable, net” on the Consolidated Balance Sheets at September 30, 2017 and December 31, 2016.

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

There was no net impact from the nickel swaps or embedded customer derivative agreements to the Company’s Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2017 and 2016. The table below shows the total impact to the Company’s Consolidated Statements of Comprehensive Income through net income of the derivatives for the three and nine months ended September 30, 2017 and 2016.

	Net Gain (Loss) Recognized
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Interest rate swap (CTI)	$(6)	$(19)	$(24)	$(52)
Fixed interest rate swap (ABL)	-	-	-	(98)
Metals swaps	156	111	79	173
Embedded customer derivatives	(156)	(111)	(79)	(173)
Total loss	$(6)	$(19)	$(24)	$(150)

7.	Fair Value of Financial Instruments:

During the three months ended September 30, 2017, there were no transfers of financial assets between Levels 1, 2 or 3 fair value measurements. There have been no changes in the methodologies used at September 30, 2017 since December 31, 2016. Following is a description of the valuation methodologies used for assets and liabilities measured at fair value as of September 30, 2017 and December 31, 2016:

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

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company:

	Value of Items Recorded at Fair Value
	As of September 30, 2017
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Metal Swaps	$-	$70	$-	$70
Total assets at fair value	$-	$70	$-	$70

Liabilities:
Embedded customer derivative	$-	$40	$-	$40
Interest rate swap (CTI)	-	12	-	12
Total liabilities recorded at fair value	$-	$52	$-	$52

	Value of Items Not Recorded at Fair Value
	As of September 30, 2017
(in thousands)	Level 1	Level 2	Level 3	Total
Liabilities:
IRB	$930	$-	$-	$930
Revolver	-	220,409	-	220,409
Total liabilities not recorded at fair value	$930	$220,409	$-	$221,339

The value of the items not recorded at fair value represent the carrying value of the liabilities.

	Value of Items Recorded at Fair Value
	As of December 31, 2016
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Embedded customer derivative	$-	$113	$-	$113
Total assets at fair value	$-	$113	$-	$113

Liabilities:
Metals swaps	$-	$113	$-	$113
Interest rate swap (CTI)	-	36	-	36
Total liabilities recorded at fair value	$-	$149	$-	$149

	Value of Items Not Recorded at Fair Value
	As of December 31, 2016
(in thousands)	Level 1	Level 2	Level 3	Total
Liabilities:
IRB	$1,825	$-	$-	$1,825
Revolver	-	164,599	-	164,599
Total liabilities not recorded at fair value	$1,825	$164,599	$-	$166,424

The value of the items not recorded at fair value represent the carrying value of the liabilities.

The fair value of the IRB is determined using Level 1 inputs. The carrying value and the fair value of the IRB that qualify as financial instruments was $0.9 million and $1.8 million at September 30, 2017 and December 31, 2016, respectively.

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

Prior to July 1, 2016, the Company’s Senior Management Compensation Program included an equity component in order to encourage more ownership of common stock by the senior management (the Old Plan). The Old Plan imposed stock ownership requirements upon the participants. Each participant was required to own at least 750 shares of common stock for each year that the participant participated in the Old Plan. Any participant that failed to meet the stock ownership requirements would be ineligible to receive any equity awards under the Company’s equity compensation plans, including the Plan, until the participant satisfied the ownership requirements. To assist participants in meeting the stock ownership requirements, on an annual basis, if a participant purchased 500 shares of common stock on the open market, the Company awarded that participant 250 shares of common stock. During 2016, the Company matched 2,500 shares. Additionally, any participant who continued to comply with the stock ownership requirements as of the five-year, 10-year, 15-year, 20-year and 25-year anniversaries of the participant’s participation in the Senior Management Compensation Program would receive a restricted stock unit award with a dollar value of $25 thousand, $50 thousand, $75 thousand, $100 thousand and $100 thousand, respectively. Restricted stock unit awards would convert into the right to receive shares of common stock upon a participant’s retirement, or earlier upon the participant’s death or disability or upon a change in control of the Company. The carbon and specialty metals flat products segments terminated this plan on July 1, 2016 and the tubular and pipe products segment terminated the plan on January 1, 2017.

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

Stock-based compensation expense or income recognized on RSUs for the three and nine months ended September 30, 2017 and 2016, respectively, is summarized in the following table:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2017	2016	2017	2016
RSU expense before taxes of New Plan	$141	$-	$408	$-
RSU expense (income) before taxes of Old Plan	-	$162	$-	$(170)
RSU expense (income) after taxes	$97	$220	$294	$(39)

All pre-tax charges related to RSUs were included in the caption “Administrative and general” on the accompanying Consolidated Statements of Comprehensive Income.

The following table summarizes the activity related to RSUs for the nine months ended September 30, 2017:

	Number of	Weighted Average
	Shares	Granted Price
Outstanding at December 31, 2016	421,486	$19.92
Granted	73,021	20.01
Converted into shares	(7,658)	17.62
Forfeited	-	-
Outstanding at September 30, 2017	486,849	$19.97
Vested at September 30, 2017	421,849	$19.71

9.	Income Taxes:

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

For the three months ended September 30, 2017, the Company recorded an income tax provision of $1.0 million, or 30.9% of pre-tax income, compared to an income tax provision of $0.5 million on loss before taxes of $1.3 million for the three months ended September 30, 2016 resulting in an effective tax rate of negative 36.4%. The tax provision recorded for the three months ended September 30, 2017 included a $0.3 million favorable return to provision adjustment. The tax provision recorded for the three months ended September 30, 2016 is primarily a result of an increase in tax expense from state and local income taxes applied against forecasted income for 2016 and discrete tax expense recorded during the third quarter of 2016, applied against a net loss for the quarter.

For the nine months ended September 30, 2017, the Company recorded an income tax provision of $5.7 million, or 28.0% of pre-tax income, compared to an income tax provision of $3.4 million, or 77.0%, for the nine months ended September 30, 2016. In the first quarter of 2017, the Company made an out-of-period adjustment to correct and record previously unrecognized deferred tax assets, and the associated tax benefit, related to the SERP. The adjustment, which accumulated since the inception of the plan in 2005, resulted in an increase to after-tax income of $1.9 million in the first quarter of 2017.  The Company determined that this adjustment was not material to its current or prior period consolidated financial statements. During the nine months ended September 30, 2016, the Company recorded a valuation allowance of $0.8 million to reduce certain state deferred tax assets to the amount that is more likely than not to be realized. The valuation allowance increased the Company’s effective tax rate by 18.3% for the nine months ended September 30, 2016.

10.	Shares Outstanding and Earnings Per Share:

Earnings per share have been calculated based on the weighted average number of shares outstanding as set forth below:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2017	2016	2017	2016
Weighted average basic shares outstanding	11,386	11,219	11,384	11,206
Assumed exercise of stock options and issuance of stock awards	-	-	-	-
Weighted average diluted shares outstanding	11,386	11,219	11,384	11,206
Net income	$2,280	$(1,757)	$14,776	$1,026
Basic earnings per share	$0.20	$(0.16)	$1.30	$0.09
Diluted earnings per share	$0.20	$(0.16)	$1.30	$0.09
Anti-dilutive securities outstanding	65	167	65	167

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

The Company operates in three reportable segments; carbon flat products, specialty metals flat products, and tubular and pipe products. Certain of the flat products segments’ assets and resources are shared by the carbon and specialty metals segments and both segments’ products are stored in the shared facilities and, in some locations, processed on shared equipment. As such, total assets and capital expenditures are reported in the aggregate for the flat products segments. Due to the shared assets and resources, certain of the flat products segment expenses are allocated between the carbon flat products segment and the specialty metals flat products segment based upon an established allocation methodology. Through its carbon flat products segment, the Company sells and distributes large volumes of processed carbon and coated flat-rolled sheet, coil and plate products. Through its specialty metals flat products segment, the Company sells and distributes processed aluminum and stainless flat-rolled sheet and coil products, flat bar products and fabricated parts. Through its tubular and pipe products segment, the Company distributes metal tubing, pipe, bar, valve and fittings and fabricates pressure parts supplied to various industrial markets.

Corporate expenses are reported as a separate line item for segment reporting purposes. Corporate expenses include the unallocated expenses related to managing the entire Company (i.e., all three segments), including compensation for certain personnel, expenses related to being a publicly traded entity such as board of directors’ expenses, audit expenses, and various other professional fees.

The following table provides financial information by segment and reconciles the Company’s operating income by segment to the consolidated income before income taxes for the three and nine months ended September 30, 2017 and 2016.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands)	2017	2016	2017	2016
Net sales
Carbon flat products	$215,843	$169,372	$669,817	$503,928
Specialty metals flat products	57,554	49,539	173,789	144,898
Tubular and pipe products	58,045	49,344	178,924	151,386
Total net sales	$331,442	$268,255	$1,022,530	$800,212

Depreciation and amortization
Carbon flat products	$2,493	$2,795	$8,287	$8,737
Specialty metals flat products	185	203	609	586
Tubular and pipe products	1,403	1,372	4,211	4,499
Corporate	25	25	76	76
Total depreciation and amortization	$4,106	$4,395	$13,183	$13,898

Operating income (loss)
Carbon flat products	$3,698	$(3,613)	$18,312	$(122)
Specialty metals flat products	2,074	3,003	8,918	7,326
Tubular and pipe products	1,608	2,773	6,439	7,149
Corporate expenses	(2,094)	(2,136)	(7,699)	(5,952)
Total operating income	$5,286	$27	$25,970	$8,401
Other income (loss), net	(22)	21	(76)	(42)
Income before interest and income taxes	5,264	48	25,894	8,359
Interest and other expense on debt	1,966	1,336	5,380	3,895
Income (loss) before income taxes	$3,298	$(1,288)	$20,514	$4,464

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands)	2017	2016	2017	2016
Capital expenditures
Flat products segments	$1,110	$1,145	$4,292	$3,930
Tubular and pipe products	891	593	2,178	1,405
Total capital expenditures	$2,001	$1,738	$6,470	$5,335

	As of
	September 30,	December 31,
(in thousands)	2017	2016
Total assets
Flat products segments	$427,786	$363,626
Tubular and pipe products	196,834	192,088
Corporate	278	354
Total assets	$624,898	$556,068

There were no material revenue transactions between the carbon flat products, specialty metals products, and tubular and pipe products segments.

The Company sells certain products internationally, primarily in Canada, Mexico and Central and South America. International sales are immaterial to the consolidated financial results and to the individual segments’ results.

12.           Recently Issued Accounting Updates:

In May 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No 2017-09, “Compensation – Stock Compensation (Topic 718)”. This ASU provides clarity and reduces both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation – Stock Compensation, to a change to the terms or conditions of a share-based payment award. The ASU provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This Update is the final version of proposed Accounting Standards Update 2016-360, “Compensation—Stock Compensation (Topic 718)—Scope of Modification Accounting,” which has been deleted. The amendments in this Update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for (1) public business entities for reporting periods for which financial statements have not yet been issued and (2) all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in this Update should be applied prospectively to an award modified on or after the adoption date. The adoption of this ASU is not expected to materially impact our consolidated financial statements.

In August 2016, the FASB issued Accounting Standards Update (ASU) No 2016-15, “Classification of certain cash receipts and cash payments”. This ASU addresses the following eight specific cash flow issues: Debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (COLIs) (including bank-owned life insurance policies (BOLIs)); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. The guidance will be effective for annual reporting periods beginning after December 15, 2017, and interim periods within those fiscal years with early adoption permitted. The adoption of this ASU is not expected to materially impact our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases,” which specifies the accounting for leases. The objective is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing and uncertainty of cash flows arising from a lease. This ASU introduces the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. The guidance will be effective for annual reporting periods beginning after December 15, 2018 and interim periods within those fiscal years with early adoption permitted. We are in the process of evaluating the impact of the future adoption of this standard on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” This ASU is a joint project initiated by the FASB and the International Accounting Standards Board to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. generally accepted accounting principles and International Financial Reporting Standards that will: remove inconsistencies and weaknesses in revenue requirements; provide a more robust framework for addressing revenue issues; improve comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets; provide more useful information to users of financial statements through improved disclosure requirements; and simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer. As originally proposed, the guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The modified retrospective adoption of this ASU is not expected to materially impact our consolidated financial statements. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers.” This ASU deferred the effective date of ASU No. 2014-09 until annual reporting periods beginning after December 15, 2017.

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

Forward-Looking Information

This Quarterly Report on Form 10-Q and other documents we file with the SEC contain various forward-looking statements that are based on current expectations, estimates, forecasts and projections about our future performance, business, our beliefs and management’s assumptions. In addition, we, or others on our behalf, may make forward-looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, conferences, webcasts, phone calls and conference calls. Words such as “may,” “will,” “anticipate,” “should,” “intend,” “expect,” “believe,” “estimate,” “project,” “plan,” “potential,” and “continue,” as well as the negative of these terms or similar expressions, are intended to identify forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those implied by such statements including, but not limited to:

●	general and global business, economic, financial and political conditions;
●	competitive factors such as the availability, global production levels and pricing of metals, industry shipping and inventory levels and rapid fluctuations in customer demand and metals pricing;
●	cyclicality and volatility within the metals industry;
●	fluctuations in the value of the U.S. dollar and the related impact on foreign steel pricing, U.S. exports, and foreign imports to the United States;
●	the levels of imported steel in the United States and any associated tariffs and duties;
●	the availability and costs of transportation and logistical services;
●	the successes of our efforts and initiatives to increase sales and earnings, maintain or improve working capital turnover and free cash flows, improve our customer service, and achieve cost savings;
●	our ability to generate free cash flow through operations and repay debt within anticipated time frames;
●	events or circumstances that could impair or adversely impact the carrying value of any of our assets;
●	risks and uncertainties associated with intangible assets, including additional impairment charges related to indefinite lived intangible assets;
●	events or circumstances that could adversely impact the successful operation of our processing equipment and operations;
●	the amounts, successes and our ability to continue our capital investments and strategic growth initiatives, including our business information system implementations;
●	the successes of our operational initiatives to improve our operating, cultural and management systems and reduce our costs;
●	the ability to comply with the terms of our asset-based credit facility;
●	the ability of our customers and third parties to honor their agreements related to derivative instruments;
●	customer, supplier and competitor consolidation, bankruptcy or insolvency;
●	reduced production schedules, layoffs or work stoppages by our own, our suppliers’ or customers’ personnel;
●	the impacts of union organizing activities and the success of union contract renewals;
●	the timing and outcomes of inventory lower of cost or market adjustments and last-in, first-out, or LIFO, income or expense;
●	the ability of our customers (especially those that may be highly leveraged, and those with inadequate liquidity) to maintain their credit availability;
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

Overview

We are a leading metals service center that operates in three reportable segments; carbon flat products, specialty metals flat products, and tubular and pipe products. We provide metals processing and distribution services for a wide range of customers. Our carbon flat products segment’s focus is on the direct sale and distribution of large volumes of processed carbon and coated flat-rolled sheet, coil and plate products and fabricated parts. Our specialty metals flat products segment’s focus is on the direct sale and distribution of processed aluminum and stainless flat-rolled sheet and coil products, flat bar products and fabricated parts. In addition, we distribute metal tubing, pipe, bar, valves and fittings and fabricate pressure parts supplied to various industrial markets. Products that require more value-added processing generally have a higher gross profit. Accordingly, our overall gross profit is affected by, among other things, product mix, the amount of processing performed, the demand for and availability of metals, and volatility in selling prices and material purchase costs. We also perform toll processing of customer-owned metals. We sell certain products internationally, primarily in Canada, Mexico and Central and South America. International sales are immaterial to our consolidated financial results and to the individual segments’ results.

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

At September 30, 2017, we employed approximately 1,660 people. Approximately 270 of the hourly plant personnel at the facilities listed below are represented by nine separate collective bargaining units. The table below shows the expiration dates of the collective bargaining agreements.

Facility	Expiration date
Duluth, Minnesota	December 21, 2017
St. Paul, Minnesota	May 25, 2018
Milan, Illinois	August 12, 2018
Locust, North Carolina	March 4, 2020
Romeoville, Illinois	May 31, 2020
Minneapolis coil, Minnesota	September 30, 2020
Indianapolis, Indiana	January 29, 2021
Minneapolis plate, Minnesota	March 31, 2022
Detroit, Michigan	August 31, 2022

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

Combined, the carbon and specialty metals flat products segments have 20 strategically-located processing and distribution facilities in the United States and one in Monterrey, Mexico. Many of our facilities service both the carbon and the specialty metals flat products segments, and certain assets and resources are shared by the segments. Our geographic footprint allows us to focus on regional customers and larger national and multi-national accounts, primarily located throughout the midwestern, eastern and southern United States.

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

Results of Operations

Our results of operations are impacted by the market price of metals. Over the past 24 months, metals prices have fluctuated significantly and changes to our net sales, cost of materials sold, gross profit, cost of inventory and profitability, are all impacted by industry metals pricing. Metals market prices in the third quarter and first nine months of 2017 were approximately 5% and 20% higher, respectively, than metals market prices in the third quarter and first nine months of 2016. Average quarterly metals market prices during 2017 have remained relatively flat after increasing in the first quarter.

Transactional or “spot” selling prices generally move in tandem with market price changes, while fixed selling prices typically lag and reset quarterly. Similarly, inventory costs (and therefore cost of materials sold) tend to move slower than market selling price changes due to mill lead times and inventory turnover impacting the rate of change in average cost. When average selling prices increase, and net sales increase, gross profit and operating expenses as a percentage of net sales will generally decrease. Our year over year net sales and earnings comparisons were positively impacted by the price increases and improved customer demand during the first nine months of 2017, and increased sales volume of products that we sell.

During the second quarter of 2017, we announced the permanent closure of our carbon flat products segment’s Siler City, North Carolina operation. The facility ceased operations in July 2017. The land and building associated with the operation is classified as Assets held for sale on the accompanying Consolidated Balance Sheets. The operating loss related to the Siler City, North Carolina operation was $1.2 million for the nine months ended September 30, 2017.

Consolidated Operations

The following table presents consolidated operating results for the periods indicated (dollars are shown in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2017		2016		2017		2016
		% of net sales		% of net sales		% of net sales		% of net sales
Net sales	$331,442	100.0	$268,255	100.0	$1,022,530	100.0	$800,212	100.0
Cost of materials sold (a)	265,351	80.1	211,037	78.7	806,846	78.9	616,545	77.0
Gross profit (b)	66,091	19.9	57,218	21.3	215,684	21.1	183,667	23.0
Operating expenses (c)	60,805	18.3	57,191	21.3	189,714	18.6	175,266	21.9
Operating income	$5,286	1.6	$27	0.0	$25,970	2.5	$8,401	1.1
Other income (loss), net	(22)	(0.0)	21	0.0	(76)	(0.0)	(42)	(0.0)
Interest and other expense on debt	1,966	0.6	1,336	0.5	5,380	0.5	3,895	0.5
Income (loss) before income taxes	3,298	1.0	(1,288)	(0.5)	20,514	2.0	4,464	0.6
Income taxes	1,018	0.3	469	0.2	5,738	0.6	3,438	0.4
Net income (loss)	2,280	0.7	(1,757)	(0.7)	14,776	1.4	1,026	0.2

(a)   Includes $700 and $1,475 of LIFO expense for the three and nine months ended September 30, 2017, respectively.  Includes $700 of LIFO income recorded in the three and nine months ended September 30,  2016.

(b) Gross profit is calculated as net sales less the cost of materials sold.
(c) Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Net sales increased $63.1 million, or 23.6%, to $331.4 million in the third quarter of 2017 from $268.3 million in the third quarter of 2016. Carbon flat products net sales were 65.1% of total net sales in the third quarter of 2017 compared to 63.1% of total net sales in the third quarter of 2016. Specialty metals flat products net sales were 17.4% of total net sales in the third quarter of 2017 compared to 18.5% of total net sales in the third quarter of 2016. Tubular and pipe products net sales were 17.5% of total net sales in the third quarter of 2017 compared to 18.4% of total net sales in the third quarter of 2016. The increase in net sales was due to a 13.4% increase in sales volume and an 8.9% increase in average selling prices during the third quarter of 2017 compared to the third quarter of 2016. Average selling prices increased sequentially from the second quarter of 2017 by approximately 2.2%. Sales volumes and average selling prices increased in all three operating segments during the third quarter of 2017 compared to the third quarter of 2016 as discussed above.

Net sales increased $222.3 million, or 27.8%, to $1.0 billion during the nine months ended September 30, 2017 from $800.2 million during the nine months ended September 30, 2016. Carbon flat products net sales were 65.5% of total net sales in the first nine months of 2017 compared to 63.0% of total net sales in the first nine months of 2016. Specialty metals flat products net sales were 17.0% of total net sales in the first nine months of 2017 compared to 18.1% of total net sales in the first nine months of 2016. Tubular and pipe products net sales were 17.5% of total net sales in the first nine months of 2017 compared to 18.9% of total net sales in the first nine months of 2016. The increase in net sales was due to a 13.2% increase in average selling prices and a 12.9% increase in sales volume during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. Sales volumes and average selling prices increased in all three operating segments during the first nine months of 2017 compared to the first nine months of 2016.

Cost of materials sold increased $54.4 million, or 25.8%, to $265.4 million in the third quarter of 2017 from $211.0 million in the third quarter of 2016. Cost of materials sold increased $190.3 million, or 30.9%, to $806.8 million during the nine months ended September 30, 2017, from $616.5 million during the nine months ended September 30, 2016. The increase in cost of materials sold in the third quarter and first nine months of 2017 is related to increased metals pricing discussed above and increased sales volume.

As a percentage of net sales, gross profit (as defined in footnote (b) in the table above) decreased to 19.9% in the third quarter of 2017 compared to 21.3% in the third quarter of 2016. Gross profit for the carbon flat products segment increased by 0.1% in the third quarter of 2017 compared to the third quarter of 2016. Gross profit for the specialty metals flat products segment and tubular and pipe products segment decreased by 3.2% and 4.8%, respectively, for the third quarter of 2017 compared to the third quarter of 2016. As a percentage of net sales, gross profit decreased to 21.1% in the nine months ended September 30, 2017 compared to 23.0% in the nine months ended September 30, 2016. Gross profit decreased for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 by 1.7% for the carbon flat products segment, 0.7% for the specialty metals flat products segment and 3.2% for the tubular and pipe products segment.

Operating expenses in the third quarter of 2017 increased $3.6 million, or 6.3%, to $60.8 million from $57.2 million in the third quarter of 2016. As a percentage of net sales, operating expenses decreased to 18.3% for the third quarter of 2017 from 21.3% in the comparable 2016 period. Operating expenses in the carbon flat products segment increased $2.0 million, operating expenses in the specialty metals flat products segment increased $0.4 million, operating expenses in the tubular and pipe products segment increased $1.3 million, and Corporate expenses remained flat compared to the third quarter of 2016. Operating expenses increased in all categories, except for depreciation expense, as reported on the Company’s Consolidated Statements of Comprehensive Income. Variable operating expenses, such as distribution and warehouse and processing, increased $2.1 million, or 7.2%, primarily related to the 13.4% volume increase. Selling and administrative and general expenses increased $1.8 million, or 8.4%, primarily related to increased variable performance based incentive compensation and increased direct sales representation.

Operating expenses in the first nine months of 2017 increased $14.4 million, or 8.2%, to $189.7 million from $175.3 million in the first nine months of 2016. As a percentage of net sales, operating expenses decreased to 18.6% in the first nine months of 2017 from 21.9% for the first nine months of 2016. Operating expenses in the carbon flat products segment increased $7.1 million, operating expenses in the specialty metals flat products segment increased $1.6 million, operating expenses in the tubular and pipe products segment increased $4.0 million, and Corporate expenses increased $1.7 million compared to the nine months ended September 30, 2016. Operating expenses increased in all categories, except for depreciation expense, as reported on the Company’s Consolidated Statements of Comprehensive Income. Variable operating expenses, such as distribution and warehouse and processing, increased $8.1 million, or 9.0%, primarily related to the 12.9% volume increase. Selling and administrative and general expenses increased $7.1 million, or 10.8%, primarily related to increased variable performance based incentive compensation and increased direct sales representation.

Interest and other expense on debt totaled $2.0 million, or 0.6% of net sales, for the third quarter of 2017 compared to $1.3 million, or 0.5% of net sales, for the third quarter of 2016. Interest and other expense on debt totaled $5.4 million, or 0.5% of net sales, for the first nine months of 2017 compared to $3.9 million, or 0.5% of net sales, for the first nine months of 2016. Our effective borrowing rate, exclusive of deferred financing fees and commitment fees, was 3.0% for the first nine months of 2017 compared to 2.4% for the first nine months of 2016 due to the increases in LIBOR rates since 2016. Total average borrowings increased $49 million, or 33.6%, from $149 million in the first nine months of 2016 to $198 million in the first nine months of 2017, primarily related to increased working capital needs in 2017.

For the third quarter of 2017, income before income taxes totaled $3.3 million compared to loss before income taxes of $1.3 million in the third quarter of 2016. For the first nine months of 2017, income before income taxes totaled $20.5 million compared to $4.5 million in the first nine months of 2016.

An income tax provision of 30.9% was recorded for the third quarter of 2017, compared to an income tax provision of $0.5 million on loss before income taxes of $1.3 million for the third quarter of 2016 resulting in an effective tax rate of negative 36.4%, An income tax provision of 28.0% was recorded for the first nine months of 2017, compared to 77.0% for the first nine months of 2016. During the quarter ended March 31, 2017, we made an out-of-period adjustment to correct and record previously unrecognized deferred tax assets, and the associated tax benefit, related to the Supplemental Executive Retirement Plan. The adjustment, which accumulated since the inception of the plan in 2005, resulted in an increase to after-tax income of $1.9 million in the first quarter of 2017.  During the nine months ended September 30, 2016, we recorded a valuation allowance of $0.8 million to reduce certain state deferred tax assets to the amount that is more likely than not to be realized. The valuation allowance increased the effective tax rate by 18.3% for the nine months ended September 30, 2016. Our tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items that are taken into account in the relevant period. Each quarter, we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment.

Net income for the third quarter of 2017 totaled $2.3 million or $0.20 per basic and diluted share, compared to net loss of $1.8 million, or $0.16 per basic and diluted share for the third quarter of 2016. Net income for the first nine months of 2017 totaled $14.8 million or $1.30 per basic and diluted share, compared to $1.0 million, or $0.09 per basic and diluted share for the first nine months of 2016.

Segment Operations

Carbon flat products

The following table presents selected operating results for our carbon flat products segment for the periods indicated (dollars are shown in thousands, except for per ton information):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2017		2016		2017		2016
		% of net sales		% of net sales		% of net sales		% of net sales
Direct tons sold	256,550		226,152		822,330		723,019
Toll tons sold	20,876		16,381		67,346		58,811
Total tons sold	277,426		242,533		889,676		781,830

Net sales	$215,843	100.0	$169,372	100.0	$669,817	100.0	$503,928	100.0
Average selling price per ton	778		698		753		645
Cost of materials sold	173,560	80.4	136,378	80.5	532,383	79.5	392,042	77.8
Gross profit (a)	42,283	19.6	32,994	19.5	137,434	20.5	111,886	22.2
Operating expenses (b)	38,585	17.9	36,607	21.6	119,122	17.8	112,008	22.2
Operating income (loss)	$3,698	1.7	$(3,613)	(2.1)	$18,312	2.7	$(122)	(0.0)

(a) Gross profit is calculated as net sales less the cost of materials sold.
(b) Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Tons sold by our carbon flat products segment increased 35 thousand tons, or 14.4%, to 277 thousand in the third quarter of 2017 from 243 thousand in the third quarter of 2016. Tons sold by our carbon flat products segment increased 108 thousand tons, or 13.8%, to 890 thousand in the first nine months of 2017 from 782 thousand in the first nine months of 2016. The increase in tons sold is due to improved customer demand in the markets we serve. Industry-wide shipments increased year over year in the first nine months of 2017.

Net sales in our carbon flat products segment increased $46.5 million, or 27.4%, to $215.8 million in the third quarter of 2017 from $169.4 million in the third quarter of 2016. The increase in sales was due to a 14.4% increase in sales volume and an 11.4% increase in average selling prices during the third quarter of 2017, compared to the third quarter of 2016. Average selling prices in the third quarter of 2017 were $778 per ton, compared with $698 per ton in the third quarter of 2016, and $769 per ton in the second quarter of 2017.

Net sales in our carbon flat products segment increased $165.9 million, or 32.9%, to $669.8 million in the first nine months of 2017 from $503.9 million in the first nine months of 2016. The increase in sales was due to a 16.8% increase in average selling prices and a 13.8% increase in sales volume. Average selling prices in the first nine months of 2017 were $753 per ton, compared with $645 per ton in the first nine months of 2016.

Cost of materials sold increased $37.2 million, or 27.3%, to $173.6 million in the third quarter of 2017 from $136.4 million in the third quarter of 2016. The increase in cost of materials sold was due to a 14.4% increase in sales volume and the increased cost of metals during 2017 compared to 2016.

Cost of materials sold increased $140.3 million, or 35.8%, to $532.4 million in the first nine months of 2017 from $392.0 million in the first nine months of 2016. The increase in cost of materials sold was due to a 13.8% increase in sales volume and increased metals cost during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.

As a percentage of net sales, gross profit (as defined in footnote (a) in the table above) increased to 19.6% in the third quarter of 2017, compared to 19.5% in the third quarter of 2016. Gross profit per ton increased $16 per ton to $152 per ton in the third quarter of 2017 from $136 per ton in the third quarter of 2016, and decreased $2 per ton from $154 per ton in the second quarter of 2017.

As a percentage of net sales, gross profit decreased to 20.5% in the nine months ended September 30, 2017 compared to 22.2% in the nine months ended September 30, 2016. Gross profit per ton increased $11 per ton to $154 per ton in the nine months ended September 30, 2017 from $143 per ton in the nine months ended September 30, 2016.

Operating expenses in the third quarter of 2017 increased $2.0 million, or 5.4%, to $38.6 million from $36.6 million in the third quarter of 2016. As a percentage of net sales, operating expenses decreased to 17.9% for the third quarter of 2017 from 21.6% in the comparable 2016 period. Operating expenses in the first nine months of 2017 increased $7.1 million, or 6.4%, to $119.1 million from $112.0 million in the first nine months of 2016. As a percentage of net sales, operating expenses decreased to 17.8% for the first nine months of 2017 from 22.2% in the comparable 2016 period. The percentage increase in operating expense in the third quarter and first nine months of 2017 were less than the volume increases during the same periods. Variable operating expenses, such as distribution and warehouse and processing, increased as a result of increased sales volume. Selling and administrative and general expenses increased primarily as a result of increased variable performance based incentive compensation.

Operating income for the third quarter of 2017 totaled $3.7 million, or 1.7% of net sales, compared to operating loss of $3.6 million, or 2.1% of net sales for the third quarter of 2016. Operating income for the nine months ended September 30, 2017 totaled $18.3 million, or 2.7% of net sales, compared to operating loss of $0.1 million, or 0.0%, of net sales for the nine months ended September 30, 2016.

Specialty metals flat products

The following table presents selected operating results for our specialty metals flat products for the periods indicated (dollars are shown in thousands, except for per ton information):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2017		2016		2017		2016
		% of net sales		% of net sales		% of net sales		% of net sales
Direct tons sold	23,253		21,636		68,931		63,171
Toll tons sold	-		46		54		102
Total tons sold	23,253		21,682		68,985		63,273

Net sales	$57,554	100.0	$49,539	100.0	$173,789	100.0	$144,898	100.0
Average selling price per ton	2,475		2,285		2,519		2,290
Cost of materials sold	50,083	87.0	41,547	83.9	148,413	85.4	122,733	84.7
Gross profit (a)	7,471	13.0	7,992	16.1	25,376	14.6	22,165	15.3
Operating expenses (b)	5,397	9.4	4,989	10.0	16,458	9.5	14,839	10.2
Operating income	$2,074	3.6	$3,003	6.1	$8,918	5.1	$7,326	5.1

(a) Gross profit is calculated as net sales less the cost of materials sold.
(b) Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Tons sold by our specialty metals flat products segment increased one thousand tons, or 7.2%, to 23 thousand in the third quarter of 2017 from 22 thousand in the third quarter of 2016. Tons sold by our specialty metals flat products segment increased six thousand tons, or 9.0%, to 69 thousand in the nine months ended September 30, 2017 from 63 thousand in the nine months ended September 30, 2016. The increase in tons sold is due to improved customer demand in the markets we serve. Industry-wide shipments increased year over year in the third quarter and first nine months of 2017. The specialty metals flat products segment increased its market share for stainless products in the first nine months of 2017.

Net sales in our specialty metals flat products segment increased $8.0 million, or 16.2% to $57.6 million in the third quarter of 2017 from $49.5 million in the third quarter of 2016. The increase in sales was due to an 8.3% increase in average selling prices and a 7.2% increase in sales volume during the third quarter of 2017 compared to the third quarter of 2016. Average selling prices in the third quarter of 2017 were $2,475 per ton compared to $2,285 per ton in the third quarter of 2016 and $2,586 per ton in the second quarter of 2017.

Net sales in our specialty metals flat products segment increased $28.9 million, or 19.9%, to $173.8 million in the first nine months of 2017 from $144.9 million in the first nine months of 2016. The increase in sales was due to a 10.0% increase in average selling prices and a 9.0% increase in sales volume. Average selling prices in the first nine months of 2017 were $2,519 per ton, compared with $2,290 per ton in the first nine months of 2016.

Cost of materials sold increased $8.5 million, or 20.5%, to $50.1 million in the third quarter of 2017 from $41.5 million in the third quarter of 2016. The increase was due to increased metals cost and a 7.2% increase in sales volume in the third quarter of 2017 compared to the third quarter of 2016.

Cost of materials sold increased $25.7 million, or 20.9%, to $148.4 million in the first nine months of 2017 from $122.7 million in the first nine months of 2016. The increase in cost of materials sold was due to increased metals cost and a 9.0% increase in sales volume during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.

As a percentage of net sales, gross profit (as defined in footnote (a) in the table above) decreased to 13.0% in the third quarter of 2017 from 16.1 % in the third quarter of 2016. As a percentage of net sales, gross profit decreased to 14.6% in the nine months ended September 30, 2017 from 15.3% in the nine months ended September 30, 2016.

Operating expenses in the third quarter of 2017 increased $0.4 million, or 8.2%, to $5.4 million from $5.0 million in the third quarter of 2016. As a percentage of net sales, operating expenses decreased to 9.4% of net sales for the third quarter of 2017 compared to 10.0% of net sales for the third quarter of 2016.

Operating expenses in the first nine months of 2017 increased $1.6 million, or 10.9%, to $16.5 million from $14.8 million in the first nine months of 2016. As a percentage of net sales, operating expenses decreased to 9.5% of net sales for the nine months ended September 30, 2017 compared to 10.2% for the nine months ended September 30, 2016. For both the three and nine months ended September 30, 2017 variable operating expenses, such as distribution and warehouse and processing increased as a result of higher sales volumes. Selling and administrative and general expenses increased primarily as a result of increased variable based incentive compensation related to the increased sales volume and gross profit.

Operating income for the third quarter of 2017 totaled $2.1 million, or 3.6% of net sales, compared to $3.0 million, or 6.1% of net sales, for the third quarter of 2016. Operating income for the nine months ended September 30, 2017 totaled $8.9 million, or 5.1% of net sales, compared to operating income of $7.3 million, or 5.1% of net sales, for the nine months ended September 30, 2016.

Tubular and pipe products

The following table presents selected operating results for our tubular and pipe products segment for the periods indicated (dollars are shown in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2017		2016		2017		2016
		% of net sales		% of net sales		% of net sales		% of net sales
Net sales	$58,045	100.0	$49,344	100.0	$178,924	100.0	$151,386	100.0
Cost of materials sold (a)	41,708	71.9	33,112	67.1	126,050	70.4	101,770	67.2
Gross profit (b)	16,337	28.1	16,232	32.9	52,874	29.6	49,616	32.8
Operating expenses (c)	14,729	25.3	13,459	27.3	46,435	26.0	42,467	28.1
Operating income	$1,608	2.8	$2,773	5.6	$6,439	3.6	$7,149	4.7

(a) Includes $700 and $1,475 of LIFO expense for the three and nine months ended September 30, 2017, respectively and $700 of LIFO income for the three and nine months ended September 30, 2016.
(b) Gross profit is calculated as net sales less the cost of materials sold.
(c) Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Net sales increased $8.7 million, or 17.6%, to $58.0 million in the third quarter of 2017 from $49.3 million in the third quarter of 2016. The increase is a result of a 8.7% increase in average selling prices and a 8.2% increase in sales volume during the third quarter of 2017 compared to the third quarter of 2016.

Net sales increased $27.5 million, or 18.2%, to $178.9 million in the nine months ended September 30, 2017 from $151.4 million in the nine months ended September 30, 2016. The increase in net sales is a result of a 12.5% increase in average selling prices and a 5.0 % increase in sales volume during the first nine months of 2017 compared to the first nine months of 2016.

Cost of materials sold increased $8.6 million, or 26.0%, to $41.7 million in the third quarter of 2017 from $33.1 million in the third quarter of 2016. During the third quarter of 2017, we recorded LIFO expense of $0.7 million compared to $0.7 million of LIFO income recorded in the third quarter of 2016.

Cost of materials sold increased $24.3 million, or 23.9% to $126.1 million in the first nine months of 2017 from $101.8 million in the first nine months of 2016. During the first nine months of 2017, we recorded $1.5 million of LIFO expense compared to $0.7 million of LIFO income recorded in the first nine months of 2016. The increase in cost of materials sold in 2017 is a result of increased metals cost and sales volume in 2017 compared to 2016.

As a percentage of net sales, gross profit (as defined in footnote (b) in the table above) decreased to 28.1% in the third quarter of 2017 from 32.9% in the third quarter of 2016. As a percentage of net sales, the $0.7 million LIFO expense in 2017 decreased gross profit by 1.2%. The $0.7 million of LIFO income increased gross profit by 1.4% in the third quarter of 2017. As a percentage of net sales, gross profit decreased to 29.6% in the first nine months of 2017 compared to 32.8% in the first nine months of 2016. As a percentage of net sales, the $1.5 million LIFO expense recorded in the nine months ended September 30, 2017 decreased gross profit by 0.8%. The $0.7 million of LIFO income increased gross profit by 0.5% in the nine months ended September 30, 2017.

Operating expenses in the third quarter of 2017 increased $1.2 million, or 9.4%, to $14.7 million from $13.5 million in the third quarter of 2016. As a percentage of net sales, operating expenses decreased to 25.3% for the third quarter of 2017 compared to 27.3% for the third quarter of 2016. Operating expenses in the nine months ended September 30, 2017 increased $3.9 million, or 9.3%, to $46.4 million from $42.5 million in the first nine months of 2016. As a percentage of net sales, operating expenses decreased to 26.0% in the first nine months of 2017 compared to 28.1% in the first nine months of 2016. Operating expenses increased in the third quarter and first nine months of 2017 primarily as a result of increased distribution expense related to increased shipments, less labor and overhead capitalized into inventory, and increased variable incentive compensation related to increased gross profit.

Operating income for the third quarter of 2017 totaled $1.6 million, or 2.8% of net sales, compared to $2.8 million, or 5.6% of net sales, for the third quarter of 2016. Operating income for the nine months ended September 30, 2017 totaled $6.4 million, or 3.6% of net sales, compared to $7.1 million, or 4.7% of net sales, for the nine months ended September 30, 2016.

Corporate expenses

Corporate expenses totaled $2.1 million for both the third quarter of 2017 and 2016. Corporate expenses increased $1.7 million, or 29.4%, to $7.7 million in the nine months ended September 30, 2017 compared to $6.0 million in the nine months ended September 30, 2016. The increase in corporate expenses is primarily attributable to increased variable performance based incentive compensation and, effective August 2016, when our President of Specialty Metals was appointed to the position of Executive Vice President and Chief Operating Officer, his associated costs were classified as Corporate expenses. Corporate expenses include the unallocated expenses related to managing the entire Company, (i.e. all three segments) including payroll expenses for certain personnel, expenses related to being a publicly traded entity such as board of directors’ expenses, audit expenses, and various other professional fees.

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

Operating Activities

For the nine months ended September 30, 2017, we used $46.6 million of net cash for operations, of which $26.8 million was generated from operating activities and $73.4 million was used for working capital investments. For the nine months ended September 30, 2016, we used $9.7 million of net cash from operations, of which $16.3 million was generated from operating activities and $26.0 million was used for working capital investments.

Net cash from operations totaled $26.8 million during the nine months ended September 30, 2017 and consisted primarily of net income of $14.8 million and depreciation and amortization of $13.9 million. Net cash from operations totaled $16.3 million during the nine months ended September 30, 2016 and consisted primarily of net income of $1.0 million and depreciation and amortization of $14.6 million.

Working capital at September 30, 2017 totaled $337.1 million, a $77.0 million increase from December 31, 2016. The increase was primarily attributable to a $48.8 million, or 47.9%, increase in accounts receivable (resulting from higher sales prices and higher sales volumes experienced in the third quarter of 2017 compared to the fourth quarter of 2016) and an $25.7 million, or 10.0%, increase in inventories.

Investing Activities

Net cash used for capital expenditures was $6.5 million during the nine months ended September 30, 2017, compared to $5.3 million during the nine months ended September 30, 2016. The 2017 capital expenditures were primarily attributable to additional processing equipment at our existing facilities.

Financing Activities

During the nine months ended September 30, 2017, $54.1 million of cash was generated from financing activities, which primarily consisted of $55.8 million of net borrowings under our ABL Credit Facility offset by a $0.9 million IRB repayment and $0.7 million dividend payment. During the nine months ended September 30, 2016, $16.1 million of cash was generated from financing activities, which primarily consisted of $17.7 million of net borrowings under our ABL Credit Facility offset by a $0.9 million IRB repayment and $0.7 million dividend payment.

Dividends paid were $0.7 million for both the nine months ended September 30, 2017 and September 30, 2016. Regular dividend distributions in the future are subject to the availability of cash, the $2.5 million annual limitation on cash dividends under our ABL Credit Facility and continuing determination by our Board of Directors that the payment of dividends remains in the best interest of our shareholders.

Stock Repurchase Program

On October 2, 2015, we announced that our Board of Directors authorized a stock repurchase program of up to 550,000 shares of the Company’s issued and outstanding common stock, which could include open market repurchases, negotiated block transactions, accelerated stock repurchases or open market solicitations for shares, all or some of which may be effected through Rule 10b5-1 plans. Any of the repurchased shares will be held in our treasury, or canceled and retired as our Board may determine from time to time. Any repurchases of common stock are subject to the covenants contained in the ABL Credit Facility. Under the ABL Credit Facility, we may repurchase common stock and pay dividends up to $2.5 million in the aggregate during any trailing twelve months without restrictions. Purchases in excess of $2.5 million require us to (i) maintain availability in excess of 25% of the aggregate revolver commitments ($91.3 million at September 30, 2017) or (ii) to maintain availability equal to or greater than 15% of the aggregate revolver commitments ($54.8 million at September 30, 2017) and we must maintain a pro-forma ratio of EBITDA minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00. The timing and amount of any repurchases under the stock repurchase program will depend upon several factors, including market and business conditions, and limitations under the ABL Credit Facility, and repurchases may be discontinued at any time.

No share repurchases were made during the 2017 or 2016 periods presented.

Debt Arrangements

Our ABL Credit Facility is collateralized by our accounts receivable and inventory. The ABL Credit Facility consists of a revolving credit line of $365 million. Revolver borrowings are limited to the lesser of a borrowing base, comprised of eligible receivables and inventories, or $365 million in the aggregate. The ABL Credit Facility matures on June 30, 2019.

The ABL Credit Facility requires us to comply with various covenants, the most significant of which include: (i) until maturity of the ABL Credit Facility, if any commitments or obligations are outstanding and our availability is less than the greater of $30 million or 10.0% of the aggregate amount of revolver commitments ($36.5 million at September 30, 2017), then we must maintain a ratio of EBITDA minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00 for the most recent twelve fiscal month period; (ii) limitations on dividend payments and stock repurchases; and (iii) restrictions on additional indebtedness. We have the option to borrow under our revolver based on the agent’s base rate plus a premium ranging from 0.00% to 0.25% or the London Interbank Offered Rate (LIBOR) plus a premium ranging from 1.25% to 3.00%.

As of September 30, 2017, we were in compliance with our covenants and had approximately $110 million of availability under the ABL Credit Facility.

As of September 30, 2017, $1.4 million of bank financing fees were included in “Prepaid expenses and other” and “Other long-term assets” on the accompanying Consolidated Balance Sheets. The financing fees are being amortized over the five-year term of the ABL Credit facility and are included in “Interest and other expense on debt” on the accompanying Consolidated Statements of Comprehensive Income.

As part of the CTI acquisition in July 2011, we assumed approximately $5.9 million of Industrial Revenue Bond (IRB) indebtedness ($0.9 million at September 30, 2017). The bond matures in April 2018, with the option to provide principal payments annually in April. On April 3, 2017, we made an optional principal payment of $0.9 million. The remaining balance of the IRB is included in “Current portion of long-term debt” on the accompanying Consolidated Balance Sheets as the payment is due in April of 2018. Interest is payable monthly, with a variable rate that resets weekly. As a security for payment of the bonds, we obtained a direct pay letter of credit issued by JPMorgan Chase Bank, N.A. The letter of credit reduces annually by the principal reduction amount. The interest rate at September 30, 2017 was 0.9% for the IRB debt.

CTI entered into an interest rate swap agreement to reduce the impact of changes in interest rates on the above IRB. At September 30, 2017, the effect of the swap agreement on the bond was to fix the rate at 3.46%. The swap agreement matures in April 2018, and is reduced annually by the amount of the optional principal payments on the bond. We are exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap agreement. However, we do not anticipate nonperformance by the counterparties.

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

Approximately 52% and 51% of our consolidated net sales during the first nine months of 2017 and 2016, respectively, were directly related to industrial machinery and equipment manufacturers and their fabricators.

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

Our primary interest rate risk exposure results from variable rate debt. We have the option to enter into 30- to 180-day fixed base rate LIBOR loans under the ABL Credit Facility. As part of the CTI acquisition, we assumed an interest rate swap agreement on the $5.9 million of IRB ($0.9 million at September 30, 2017). The swap agreement matures in April 2018, but the notional amount may be reduced annually by the amount of the optional principal payments on the IRB. We are exposed to credit loss in the event of nonperformance by the other parties to the fixed interest rate hedge agreement. However, we do not anticipate nonperformance by the counterparties.

Item 4. Controls and Procedures

The evaluation required by Rule 13a-15(e) of the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q has been carried out under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. These disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in reports that are filed with or submitted to the SEC is: (i) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2017, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during the third quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

OLYMPIC STEEL, INC.
(Registrant)

Date: November 8, 2017	By: /s/ Michael D. Siegal
Michael D. Siegal
Chairman of the Board and Chief
Executive Officer

By: /s/ Richard T. Marabito
Richard T. Marabito
Chief Financial Officer
(Principal Financial and Accounting Officer)