Form 10-K
period 2017-12-31
OLYMPIC STEEL INC
filed 2018-03-02
CIK 917470

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

( X )	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Year Ended December 31, 2017

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

Yes (X) No (   )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one:)

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

As of June 30, 2017, the aggregate market value of voting stock held by nonaffiliates of the registrant based on the closing price at which such stock was sold on the Nasdaq Global Select Market on such date approximated $176,429,526.

The number of shares of common stock outstanding as of March 2, 2018 was 10,998,480.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days of the close of its fiscal year ended December 31, 2017, portions of which document shall be deemed to be incorporated by reference in Part III of this Annual Report on Form 10-K from the date such document is filed.

PART I

ITEM 1.  BUSINESS

The Company

We are a leading metals service center that operates in three reportable segments; carbon flat products, specialty metals flat products, and tubular and pipe products. We provide metals processing and distribution services for a wide range of customers. The focus of our carbon flat products segment is on the direct sale and distribution of large volumes of processed carbon and coated flat-rolled sheet, coil and plate products and fabricated parts. Our specialty metals flat products segment’s focus is on the direct sale and distribution of processed aluminum and stainless flat-rolled sheet and coil products, flat bar products and fabricated parts. In addition, through our tubular and pipe products segment, we distribute metal tubing, pipe, bar, valves and fittings and fabricate pressure parts supplied to various industrial markets. Products that require more value-added processing generally have a higher gross profit. Accordingly, our overall gross profit is affected by, among other things, product mix, the amount of processing performed, the demand for and availability of metals, and volatility in selling prices and material purchase costs. We also perform toll processing of customer-owned metals. We sell certain products internationally, primarily in Canada, Mexico and Central and South America. International sales totaled 2.4% and 2.2% of consolidated net sales in 2017 and 2016, respectively.

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

Corporate History

Our company was founded in 1954 by the Siegal family as a general steel service center. Michael Siegal, the son of one of the founders, began his career with us in the early 1970s and has served as our Chief Executive Officer since 1984, and as our Chairman of the Board of Directors since 1994. David Wolfort, our President, joined us as General Manager in 1984. In the late 1980s, our business strategy changed from a focus on warehousing and distributing steel from a single facility with no major processing equipment to a focus on geographic and product growth, customer diversity and value-added processing. An integral part of our growth has been the acquisition and start-up of processing and sales operations, and the investment in processing equipment. In 1994, we completed an initial public offering and, in 1996, we completed a follow-on offering of our common stock. In July 2011, we acquired Chicago Tube and Iron, or CTI, a private leading distributor of tubing, pipe, bar, valves, and fittings, which represents our tubular and pipe products segment. Andrew Greiff, our Executive Vice President and Chief Operating Officer joined us in 2009 and managed the Company’s rapidly expanding specialty metals business.

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

●	Operational initiatives designed to improve efficiencies and reduce costs by improving three key sub-systems:
●	Operating system: Focused on continuously improving processes through waste and variation elimination using Lean Six Sigma tools and employee certifications.
●	Cultural system: Focused on creating the environment to facilitate change and improve the way we work and create value.
●	Management system: Focused on creating the measurements and governance structure to support continuous improvement.
●	Information systems and key metric reporting to focus managers on achieving specific operating objectives.
●	Alignment of compensation with the financial objectives and performance of the Company and the achievement of specific financial and operating objectives.

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

Investments and Acquisitions. Historically, we have accelerated our growth through acquisitions and capital investments in facilities and processing equipment. During 2017, we created a new position, Vice President of Strategic Development, whose focus is on profitable growth opportunities, including acquisitions. When the results of sales and marketing efforts and our financial justifications indicate that there is sufficient customer demand for a particular product, process or service, we may purchase equipment to satisfy that demand. We also evaluate our existing equipment to ensure that it remains productive, and we upgrade, replace, redeploy or dispose of equipment when necessary. We invest in processing equipment to support customer demand and to respond to the growing trend among original equipment manufacturers (our customers) to outsource non-core production processes, such as plate processing, machining, welding and fabrication, in order to concentrate on engineering, design and assembly.

Our capital investments during the past three years have primarily consisted of initial spending on a building expansion and building improvements, a slitter for our specialty metals flat products segment, a stretcher leveling line as well as other processing equipment for our expanded value-added customer base in Winder, Georgia, added tube and pipe distribution capabilities from our Cleveland, Ohio, Locust, North Carolina and Monterey, Mexico facilities and additional processing equipment for all of our three segments.

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

Management. We believe one of our strengths is the depth, knowledge and experience of our management team. In addition to our executive officers, members of our senior management team have a diversity of backgrounds within the metals industry, including management positions at metals producers and other metals service centers. They average 29 years of experience in the metals industry and 17 years with our company. During 2017, we further enhanced our management team by the promotions of several employees to senior management positions within the organization.

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

The flat products segment is separated into two reportable segments; carbon flat products and specialty metals flat products. The flat products segments’ assets and resources are shared by the carbon and specialty metals segments and both segments’ products are, in some instances, stored in the shared facilities and processed on the shared equipment.

The following table sets forth, as of December 31, 2017, the major pieces of processing equipment in operation by segment:

Processing Equipment	Consolidated Flat Products	Tubular and Pipe Products	Total
Tempering	3	-	3
Stretcher-leveling	2	-	2
Cutting-to-length	12	13	25
Slitting	10	-	10
Shearing	7	-	7
Blanking	4	-	4
Plate processing	22	-	22
Laser processing	25	8	33
Forming	12	-	12
Machining	45	85	130
Painting	1	1	2
Tube processing	2	39	41
Finishing	28	3	31
Total	173	149	322

Our quality assurance system, led by certified specialists and engineers, establishes controls and procedures covering all aspects of our products from the time the material is ordered through receipt, processing and shipment to the customer. These controls and procedures encompass periodic supplier and customer audits, workshops with customers, inspection equipment and criteria, preventative actions, traceability and certification. We have quality testing labs at several of our facilities, including at our temper mill facilities in Cleveland, Ohio and Bettendorf, Iowa.

In addition, 24 of our facilities have earned International Organization for Standardization (ISO) 9001:2008 or ISO 9001:2015 certifications. CTI has earned The American Society of Mechanical Engineers S Certification and The National Board of Boiler & Pressure Vessel Inspectors R Certification. Our office building in Winder, Georgia has received Leadership in Energy and Environmental Design (LEED) certification.

Customers and Distribution

We have a diverse customer and geographic base, which helps to reduce the inherent risk and cyclicality of our business. Net sales to our top three customers, in the aggregate, approximated 8.0%, 8.9% and 11.6% of our consolidated net sales in 2017, 2016 and 2015, respectively. We serve customers in metals consuming industries, including manufacturers and fabricators of transportation and material handling lift equipment, construction, mining and farm equipment, storage tanks, environmental and energy generation equipment, automobiles, food service and electrical equipment, military vehicles and equipment, as well as general and plate fabricators and metals service centers. The table below shows the percentage of our consolidated net sales to the largest industries for the past three years.

Industry	2017	2016	2015
Industrial machinery and equipment manufacturers and their fabricators	51.0%	51.3%	49.4%
Metals service centers	10.6%	9.7%	7.2%
Automobile manufacturers and their suppliers	9.0%	9.8%	9.6%
Residential and commercial construction	8.9%	8.3%	10.2%
Transportation equipment manufacturers	5.9%	6.4%	7.1%
All others <5%	14.6%	14.5%	16.5%

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

We process our metals to specific customer orders as well as for stocking programs. Many of our larger customers commit to purchase on a regular basis at agreed upon or indexed prices for periods ranging from three to twelve months. To help mitigate price volatility risks, these price commitments are generally matched with corresponding supply arrangements, or to a lesser degree by commodities hedging. Customers notify us of specific release dates as processed products are required. Customers typically notify us of release dates anywhere from a just-in-time basis to one month before the release date. Therefore, we are required to carry sufficient inventory to meet the short lead time and just-in-time delivery requirements of our customers. CTI produces pressure parts and other fabricated components primarily for industrial boiler applications representing 1.9% of consolidated net sales in 2017. These products typically take several months to produce due to their size and complexity. Due to the time required for production, we may require progress payments throughout the construction period.

The current global economic environment has resulted in increased supply chain scrutiny by our customers and potential customers. We believe our size, geographic footprint, financial position, dedication to a field sales force, and our focus on quality and customer service are advantageous in maintaining our customer base and in securing new customers.

Raw Materials

Our principal raw materials are carbon, coated, and stainless steel and aluminum, in the forms of pipe and tube, flat rolled sheet, coil and plate that we typically purchase from multiple primary metals producers. The metals industry as a whole is cyclical and at times pricing and availability of material can be volatile due to numerous factors beyond our control, including general domestic and global economic conditions, domestic and global supply and demand imbalance, competition, quickly changing lead times and late deliveries from metals producers, fluctuations in the costs of raw materials necessary to produce metals, import duties and tariffs and currency exchange rates. This volatility can significantly affect the availability and cost of raw materials for us.

Inventory management is a key profitability driver in the metals service center industry. Similar to many other metals service centers, we maintain substantial inventories of metals to accommodate the short lead times and just-in-time delivery requirements of our customers. Accordingly, we purchase metals in an effort to maintain our inventory at levels that we believe to be appropriate to satisfy the anticipated needs of our customers based upon historic buying practices, purchase commitments with customers and market conditions.

Our commitments to purchase metals are generally at prevailing market prices in effect at the time we place our orders. During the past three years, we have entered into pass through nickel and carbon swaps at the request of our customers in order to mitigate our customers’ risk of volatility in the price of metals. The swaps are settled with the brokers at maturity and the economic benefit or loss arising from the changes in fair value of the swaps is contractually passed through to the customer. During 2014, we entered into cash flow metals hedges to mitigate our risk of volatility in the price of metals. The cash flow hedges were settled with the brokers at maturity and the economic benefit or loss arising from the changes in fair value of the hedges was recorded to “Cost of Materials Sold” in the Consolidated Statements of Comprehensive Income. All of the metals cash flow hedges settled during 2015, and we have no outstanding metals cash flow hedges as of December 31, 2017.

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

The metals producing supply base has experienced significant consolidation, with a few suppliers accounting for a majority of the domestic carbon steel market. We purchased approximately 53% and 54% of our total metals requirements from our three largest suppliers in 2017 and 2016, respectively. Although we have no long-term supply commitments, we believe we have good relationships with our metals suppliers. If, in the future, we are unable to obtain sufficient amounts of metals on a timely basis, we may not be able to obtain metals from alternate sources at competitive prices. In addition, interruptions or reductions in our supply of metals could make it difficult to satisfy our customers’ just-in-time delivery requirements, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

System and Process Enhancements. We have completed development of business system solutions to replace our legacy information systems and have successfully implemented new ERP systems at most of our locations and have decommissioned three legacy systems as of December 31, 2017. We continue to implement these systems to provide standardized business processes, enhanced inventory management, production cost, and sales administrative controls, and reduced technical support requirements. Our business analysts work with our quality team to identify opportunities for efficiency and improved customer service. We collaborate across the metal supply chain, working with metals producers, service providers, customers, and industry-sponsored organizations to develop industry processing standards to drive cost out of the supply chain.

Information security and continuous availability of information processing are of highest priority. Our information professionals employ proven security and monitoring practices and tools to mitigate cyber-security risks and threats. In case of physical emergency or threat, our ERP systems, accounting systems, internet and communications systems are duplicated at a secure off-site computing facility or through secure, multi-site cloud providers, with migration of our other systems which are in progress.

Employees

At December 31, 2017, we employed approximately 1,670 people. Approximately 280 of the hourly plant personnel are represented by nine separate collective bargaining units. The table below shows the expiration dates of the collective bargaining agreements.

Facility	Expiration date
Duluth, Minnesota	December 21, 2017
St. Paul, Minnesota	May 25, 2018
Milan, Illinois	August 12, 2018
Locust, North Carolina	March 4, 2020
Romeoville, Illinois	May 31, 2020
Minneapolis, Minnesota (coil)	September 30, 2020
Indianapolis, Indiana	January 29, 2021
Minneapolis, Minnesota (plate)	March 31, 2022
Detroit, Michigan	August 31, 2022

We have never experienced a work stoppage and we believe that our relationship with employees is good. However, any prolonged work stoppages by our personnel represented by collective bargaining units could have a material adverse impact on our business, financial condition, results of operations and cash flows. Negotiations are currently on-going for our collective bargaining unit in Duluth, Minnesota.

Service Marks, Trade Names and Patents

We conduct our business under the name “Olympic Steel.” A provision of federal law grants exclusive rights to the word “Olympic” to the U.S. Olympic Committee. The U.S. Supreme Court has recognized, however, that certain users may continue to use the word based on long-term and continuous use. We have used the name Olympic Steel since 1954, but are prevented from registering the name “Olympic” and from being qualified to do business as a foreign corporation under that name in certain states. In such states, we have registered under different names, including “Oly Steel” and “Olympia Steel.” Our wholly-owned subsidiary, Olympic Steel Lafayette, Inc., does business in certain states under the names “Olympic Steel Detroit,” “Lafayette Steel and Processing” and “Lafayette Steel.” Our wholly-owned subsidiary, Olympic Steel Iowa, Inc. does business in certain states under the name “Oly Steel Iowa, Inc.”. Our North Carolina operation conducted business under the name “Olympic Steel North Carolina.” Our Integrity Stainless operation conducts business under the name “Integrity Stainless”. Our CTI North Carolina operation conducts business under the name “CTI Power.” Our operation in Monterrey, Mexico operates under the name “Metales de Olympic S. de.R.L. de C.V.”

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

Effects of Inflation

Inflation generally affects us by increasing the cost of employee wages and benefits, transportation services, processing equipment, purchased metals, energy and borrowings under our credit facility. General inflation has not had a material effect on our financial results during the past three years. We expect transportation expenses to increase in excess of general inflation in 2018 due to the Electronic Log Device mandate by the Federal Motor Carrier Safety Administration issued in 2017.

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

Forward-Looking Information

This Annual Report on Form 10-K and other documents we file with the SEC contain various forward-looking statements that are based on current expectations, estimates, forecasts and projections about our future performance, business, our beliefs and our management’s assumptions. In addition, we, or others on our behalf, may make forward-looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, conferences, webcasts, phone calls and conference calls. Words such as “may,” “will,” “anticipate,” “should,” “intend,” “expect,” “believe,” “estimate,” “project,” “plan,” “potential,” and “continue,” as well as the negative of these terms or similar expressions are intended to identify forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those implied by such statements including, but not limited to, those set forth in Item 1A (Risk Factors) below and the following:

●	general and global business, economic, financial and political conditions;
●	competitive factors such as the availability, global production levels and pricing of metals, industry shipping and inventory levels and rapid fluctuations in customer demand and metals pricing;
●	cyclicality and volatility within the metals industry;
●	fluctuations in the value of the U.S. dollar and the related impact on foreign steel pricing, U.S. exports, and foreign imports to the United States;
●	the levels of imported steel in the United States and any associated and threatened tariffs and duties;
●	the availability and rising costs of transportation and logistical services;
●	the successes of our efforts and initiatives to increase sales and earnings, maintain or improve working capital turnover and free cash flows, improve our customer service, and achieve cost savings;
●	our ability to generate free cash flow through operations and repay debt within anticipated time frames;
●	events or circumstances that could impair or adversely impact the carrying value of any of our assets;
●	risks and uncertainties associated with intangible assets, including additional impairment charges related to indefinite lived intangible assets;
●	events or circumstances that could adversely impact the successful operation of our processing equipment and operations;
●	the amounts, successes and our ability to continue our capital investments and strategic growth initiatives, including acquisitions and our business information system implementations;
●	the successes of our operational initiatives to improve our operating, cultural and management systems and reduce our costs;
●	the ability to comply with the terms of our asset-based credit facility;
●	the ability of our customers and third parties to honor their agreements related to derivative instruments;
●	customer, supplier and competitor consolidation, bankruptcy or insolvency;
●	reduced production schedules, layoffs or work stoppages by our own, our suppliers’ or customers’ personnel;
●	the impacts of union organizing activities and the success of union contract renewals;
●	the timing and outcomes of inventory lower of cost or market adjustments and last-in, first-out, or LIFO, income or expense;
●	the ability of our customers (especially those that may be highly leveraged, and those with inadequate liquidity) to maintain their credit availability;
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

Similar to many other metals service centers, we maintain substantial inventories of metals to accommodate the short lead times and just-in-time delivery requirements of our customers. Accordingly, we purchase metals in an effort to maintain our inventory at levels that we believe to be appropriate to satisfy the anticipated needs of our customers based upon historic buying practices, supply agreements with customers and market conditions. Our commitments to purchase metals are generally at prevailing market prices in effect at the time we place our orders. We entered into metals hedges, which carry counterparty performance risk, in order to mitigate our risk of volatility in the price of metals. We have no long-term, fixed-price metals purchase contracts, except for metals hedges. When metals prices increase, competitive conditions will influence how much of the price increase we can pass on to our customers. To the extent we are unable to pass on future price increases in our raw materials to our customers, the net sales and profitability of our business could be adversely affected. Declining metals prices, customer demand for lower prices and our competitors’ responses to those demands could result in lower sale prices and, consequently, lower gross profits and potentially inventory lower of cost or market adjustments as we use existing inventory. Significant or rapid declines in metals prices or reductions in sales volumes could adversely impact our ability to remain in compliance with certain financial covenants in our revolving credit facility, as well as result in us incurring inventory or asset impairment charges. Changing metals prices therefore could significantly impact our net sales, gross profit, operating income and net income, and could impair or adversely impact the carrying value of any of our assets.

Government actions during 2017, imposing tariffs on imports from certain countries and the pending Section 232 investigation by the Commerce Department, which may impose trade actions on imported steel and aluminum, has led to increased metals prices. Although the tariffs slowed imports from the countries impacted by the tariffs, imports from other countries increased in 2017 while awaiting the outcome of the Section 232 investigation. Any future tariffs or quotas imposed on steel and aluminum imports may increase the price of metal, which may impact our sales, gross margin and profitability if we are unable to pass the increased prices onto our customers.

We service industries that are highly cyclical, and any fluctuation in our customers’ demand could impact our sales, gross profits and profitability.

We sell our products in a variety of industries, including capital equipment manufacturers for industrial, agricultural and construction use, the automotive industry, the utilities industry, and manufacturers of fabricated metals products. Numerous factors, such as general economic conditions, fluctuations in the U.S. dollar, government stimulus or regulation, availability of adequate credit and financing, consumer confidence, significant business interruptions, labor shortages or work stoppages, energy prices, seasonality, customer inventory levels and other factors beyond our control, may cause significant demand fluctuations from one or more of these industries. Any fluctuation in demand within one or more of these industries may be significant and may last for a lengthy period of time. In periods of economic slowdown or recession in the United States, excess customer or service center inventory or a decrease in the prices that we can realize from sales of our products to customers in any of these industries could result in lower sales, gross profits and profitability.

Approximately 51.0% of our 2017 consolidated net sales were to industrial machinery and equipment manufacturers and their fabrications. Due to the concentration of customers in the industrial machinery and equipment industry, a decline in production levels in that industry could result in lower sales, gross profits and profitability. Approximately 9.0% of our 2017 consolidated net sales were to automotive manufacturers or manufacturers of automotive components and parts, whom we refer to as automotive customers. Historically, due to the concentration of customers in the automotive industry, our gross profits on these sales have generally been less than our gross profits on sales to customers in other industries.

We depend, in part, on third parties for transportation services, and increases in costs or the availability of transportation could adversely affect our business and operations, as we may be unable to pass cost increases on to our customers.

We ship products throughout the United States via our in-house truck fleet or by third-party trucking firms. Products sold to foreign customers are shipped either directly from metals producers to the customer or to an intermediate processor, and then to the customer by rail, truck or ocean carrier. Our business depends on the daily transportation of a large number of products. We depend to a certain extent on third parties for transportation of our products to customers as well as inbound delivery of our raw materials.

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

Changes to, or new, regulations within the transportation industry, such as the Electronic Log Device mandate by the Federal Motor Carrier Safety Administration issued in 2017, which would impact the availability of drivers, may increase our cost of transportation which may have a material adverse effect on our financial position and results of operations.

Our success is dependent upon our relationships with certain key customers.

We have derived and expect to continue to derive a significant portion of our revenues from a relatively limited number of customers. Collectively, our top three customers accounted for approximately 8.0% and 8.9% of our consolidated net sales in 2017 and 2016, respectively. Many of our larger customers commit to purchase on a regular basis at agreed upon prices over periods from three to twelve months. We generally do not have long-term contracts with our customers. As a result, the relationship, as well as particular orders, can generally be terminated with relatively little advance notice. The loss of any one of our major customers or decrease in demand by those customers or credit constraints placed on them could have a material adverse effect on our business, our results of operations and our cash flows.

An interruption in the sources of our metals supply could have a material adverse effect on our results of operations.

In recent years, the metals producing supply base has experienced significant consolidation with a few domestic producers accounting for a majority of the domestic metals market. Collectively, we purchased approximately 53% and 54% of our total metals requirements from our three largest suppliers in 2017 and 2016, respectively. The number of available suppliers could be reduced in the future by factors such as further industry consolidation or bankruptcies affecting metals suppliers. Additionally, fewer available suppliers increases the risk of supply disruption through both scheduled and unscheduled supplier outages. We have no long-term supply commitments with our metals suppliers. If, in the future, we are unable to obtain sufficient amounts of metals on a timely basis, we may not be able to obtain metals from alternate sources at competitive prices. In addition, late deliveries, interruptions or reductions in our supply of metals could make it difficult to satisfy our customers’ just-in-time delivery requirements, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Conversely, the addition of new mill sources and decreased domestic demand could lead to domestic over capacity, which could lead to a decrease in steel prices.

Our implementation of information systems could adversely affect our results of operations and cash flows.

We are in the process of implementing information systems and eliminating our legacy operating systems. The objective is to standardize and streamline business processes and improve support for our service center and fabrication business. Risks associated with the phased implementation include, but are not limited to:

●	a significant deployment of capital and a significant use of management and employee time;
●	the possibility that software and implementation vendors may not be able to support the project as planned;
●	the possibility that the timelines, costs or complexities related to the new system implementation will be greater than expected;
●	the possibility that the software, once fully implemented, does not function as planned;
●	the possibility that benefits from the systems may be less or take longer to realize than expected;
●	the possibility that disruptions from the implementation may make it difficult for us to maintain relationships with our customers, employees or suppliers; and
●	limitations on the availability and adequacy of proprietary software or consulting, training and project management services, as well as our ability to retain key personnel.

Although we have successfully initiated use of the systems at most of our locations, we can provide no assurance that the rollout to the remaining locations will be successful or will occur as planned and without disruption to operations. Difficulties associated with the design and implementation of new information systems could adversely affect our business, our customer service, our results of operations and our cash flows.

The failure of our key computer-based systems could have a material adverse effect on our business.

Until our systems implementations are completed, we maintain separate regional legacy computer-based systems in the operation of our business and we depend on these systems to a significant degree, particularly for inventory management. These systems are vulnerable to, among other things, damage or interruption from fire, flood, tornado and other natural disasters, power loss, computer system and network failures, operator negligence, physical and electronic loss of data or security breaches and computer viruses. Although we have secure back-up systems off-site, the destruction or failure of any one of our computer-based systems for any significant period of time could materially adversely affect our business, financial condition, results of operations and cash flows.

We may not be able to retain or expand our customer base as the U.S. manufacturing industry continues to fluctuate.

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

We continue to invest in processing equipment to support customer demand. Although we have successfully installed new and used processing equipment in the past, we can provide no assurance that future installations will be successful, or achieve expected results. Risks associated with the installations include, but are not limited to:

●	a significant use of management and employee time;
●	the possibility that the performance of the equipment does not meet expectations; and
●	the possibility that disruptions from the installations may make it difficult for us to maintain relationships with our customers, employees or suppliers.

Difficulties associated with the installation of new processing equipment could adversely affect our business, our customer service, our results of operations and our cash flows.

We depend on our senior management team and the loss of any member could prevent us from implementing our business strategy.

Our success is dependent upon the management and leadership skills of our senior management team. We have employment agreements, which include non-competition provisions, with our Chief Executive Officer, our President, the President of CTI, our Executive Vice President and Chief Operating Officer and our Chief Financial Officer that expire on December 31, 2018, December 31, 2020, June 30, 2021, July 1, 2020 and January 1, 2021, respectively. During 2017, we further enhanced our management team by the promotions of several employees to senior management positions within the organization. The loss of any member of our senior management team or the failure to attract and retain additional qualified personnel could prevent us from implementing our business strategy.

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

Increased global information technology security requirements, vulnerabilities, threats and a rise in sophisticated and targeted cyber crime pose a risk to the security of our systems, networks and the confidentiality, availability and integrity of our data. Despite our efforts to protect sensitive information and confidential and personal data, our facilities and systems and those of our third-party service providers may be vulnerable to security breaches. This could lead to disclosure, modification or destruction of proprietary and other key information, production downtimes and operational disruptions, which in turn could adversely affect our results of operations. We may face greater risks in this area than our competitors as we implement the ERP system because among other things, we must simultaneously protect both the ERP and legacy systems until the ERP project is complete.

Our insurance coverage, customer indemnifications or other liability protections may be unavailable or inadequate to cover all of our significant risks, which could have a material adverse effect on our results of operations.

From time to time, we may be subject to a litigation incidental to our businesses, including claims for damages arising out of use of our products, claims involving employment matters, cyber security claims and commercial disputes.

We currently carry insurance from financially solid, highly rated counterparties in established markets to cover significant risks and liabilities. However, our insurance coverage may be inadequate if such claims do arise and any liability not covered by insurance could have a material adverse effect on our business. Disputes with insurance carriers, including over policy terms, reservation of rights, the applicability of coverage (including exclusions), compliance with provisions (including notice) and/or the insolvency of one or more of our insurers may significantly affect the amount or timing of recovery. Although we have been able to obtain insurance in amounts we believe to be appropriate to cover such liability to date, our insurance premiums may increase in the future as a consequence of conditions in the insurance business generally or our situation in particular. Any such increase could result in lower net income or cause the need to reduce our insurance coverage. In addition, a future claim may be brought against us that could have a material adverse effect on us.

In some circumstances, we may be entitled to certain legal protections or indemnifications from our customers through contractual provisions, laws, regulations or otherwise. However, these protections are not always available, are typically subject to certain terms or limitations, including the availability of funds, and may not be sufficient to cover all losses or liabilities incurred.

If insurance coverage, customer indemnifications and/or other legal protections are not available or are not sufficient to cover our risks or losses, it could have a material adverse effect on our results of operations.

We may not achieve the expected results of our operating expense and inventory management initiatives.

We actively manage our operating expenses and our inventory in an effort to enhance margins and profitability. The risks associated with these efforts include a significant use of management and employee time, the possibility that the efforts do not meet expectations and the possibility that our efforts do not provide the expected or sustained economic results. Difficulties associated with managing our operating expenses and inventory could adversely affect our business, our customer service, our results of operations and our cash flows.

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

We expect to finance our growth initiatives through borrowings under our credit facility, which matures on December 8, 2022. However, our credit facility may not be sufficient or available to finance our growth initiatives, and we may have to find additional sources of financing. It may be difficult for us in the future to obtain the necessary funds and liquidity to run and expand our business.

The borrowings under our credit facility are primarily at variable interest rates. If interest rates in the future were to increase 100 basis points (1.0%) from December 31, 2017 rates and, assuming no change in total debt from December 31, 2017 levels, the additional annual interest expense to us would be approximately $2.0 million.

Labor disruptions at any of our facilities or those of major customers could adversely affect our business, results of operations and financial condition.

At December 31, 2017, we employed approximately 1,670 people. Approximately 280 of the hourly plant personnel are represented by nine separate collective bargaining units. Negotiations are currently on-going for our collective bargaining unit in Duluth, Minnesota, whose contract expired December 31, 2017. Any prolonged work stoppages by our personnel represented by collective bargaining units could have a material adverse impact on our business, financial condition, results of operations and cash flows.

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

Changes in laws or regulations, including recently enacted tax reform legislation, or the manner of their interpretation or enforcement could adversely impact our financial performance and restrict our ability to operate our business or execute our strategies.

New laws or regulations, or changes in existing laws or regulations, or the manner of their interpretation or enforcement, could increase our cost of doing business and restrict our ability to operate our business or execute our strategies. In particular, there may be significant changes in U.S. laws and regulations and existing international trade agreements by the current U.S. presidential administration that could affect a wide variety of industries and businesses, including those businesses we own and operate. If the U.S. presidential administration materially modifies U.S. laws and regulations and international trade agreements, our business, financial condition, and results of operations could be affected.

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

Participation in multiemployer pension plans carry withdrawal liability risks, which could impact our results of operations and financial condition.

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

Michael D. Siegal, our Chief Executive Officer and Chairman of the Board and one of our largest shareholder, owned approximately 11.2% of our outstanding common stock as of December 31, 2018. Mr. Siegal may have the ability to significantly influence matters requiring shareholder approval. In deciding how to vote on such matters, Mr. Siegal may be influenced by interests that conflict with yours.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

We believe that our properties are strategically situated relative to our domestic suppliers, our customers and each other, allowing us to support customers from multiple locations. Product is shipped from the most advantageous facility, regardless of where the customer order is taken. The facilities are located in the hubs of major metals consumption markets, and within a 250-mile radius of most of our customers, a distance approximating the one-day driving and delivery limit for truck shipments. During 2017, we ceased operations at our Siler City, North Carolina facility and the building is currently held for sale. In addition, we terminated the lease on the Oklahoma City, Oklahoma warehouse facility in 2017.

The following table sets forth certain information concerning our principal properties including which segment’s products are serviced out of each location:

					Segment
Operation	Location	Square Feet	Function	Owned or Leased	Carbon	Specialty Metals	Pipe and Tube
Cleveland	Bedford Heights, Ohio (1)	127,000	Corporate offices, coil processing and distribution center	Owned	✓	✓
	Bedford Heights, Ohio (1)	121,500	Coil and plate processing, distribution center and offices	Owned	✓	✓	✓
	Bedford Heights, Ohio (1)	59,500	Plate processing, distribution center and offices	Leased (2)	✓
	Dover, Ohio	62,000	Plate processing, fabrication and distribution center	Owned	✓
Minneapolis	Plymouth, Minnesota	196,800	Coil and plate processing, distribution center and offices	Owned	✓	✓
	Plymouth, Minnesota	112,200	Plate processing, fabrication, distribution center and offices	Owned	✓
Chambersburg	Chambersburg, Pennsylvania	157,000	Plate processing, distribution center and offices	Owned	✓
	Chambersburg, Pennsylvania	150,000	Plate processing, fabrication, distribution center and offices	Owned	✓
Iowa	Bettendorf, Iowa	244,000	Coil and plate processing, fabrication, distribution center and offices	Owned	✓
Winder	Winder, Georgia	285,000	Coil and plate processing, fabrication, distribution center and offices	Owned	✓	✓	✓
Detroit	Detroit, Michigan	256,000	Coil processing, distribution center and offices	Owned	✓	✓
Kentucky	Mt. Sterling, Kentucky	100,000	Plate processing, fabrication and distribution center	Owned	✓
	Mt. Sterling, Kentucky	107,000	Distribution center and offices	Owned (3)	✓		✓
Gary	Gary, Indiana	183,000	Coil processing, distribution center and offices	Owned	✓
Connecticut	Milford, Connecticut	134,000	Coil processing, distribution center and offices	Owned	✓	✓
Chicago	Schaumburg, Illinois	80,500	Coil and sheet processing, distribution center and offices	Owned	✓	✓
Streetsboro	Streetsboro, Ohio	66,200	Coil and sheet processing, distribution center and offices	Owned		✓
	Latrobe, Pennsylvania	43,200	Coil and sheet processing, distribution center	Leased (4)		✓
Washington	Moses Lake, Washington	14,000	Distribution center	Leased (5)	✓
Mexico	Monterrey, Mexico	60,000	Distribution center	Leased (6)	✓	✓	✓
Chicago	Romeoville, Illinois	363,000	Corporate offices, fabrication and distribution center	Owned			✓
St. Paul	St. Paul, Minnesota	132,000	Distribution center and offices	Owned			✓
Charlotte	Locust, North Carolina	127,600	Distribution center, fabrication and offices	Owned			✓

					Segment
Operation	Location	Square Feet	Function	Owned or Leased	Carbon	Specialty Metals	Pipe and Tube
Fond du Lac	Fond du Lac, Wisconsin	117,000	Distribution center and offices	Owned	✓		✓
Indianapolis	Indianapolis, Indiana	79,000	Distribution center and offices	Owned			✓
Quad Cities	Milan, Illinois	57,600	Distribution center and offices	Owned			✓
Des Moines	Ankeny, Iowa	50,000	Distribution center and offices	Owned			✓
Duluth	Proctor, Minnesota	45,202	Distribution center and offices	Leased (7)			✓
Owatonna	Owatonna, Minnesota	23,000	Production cutting center	Owned			✓

(1)	The Bedford Heights facilities are all adjacent properties.
(2)	This facility is leased from a related party. The lease expires on December 31, 2018, with renewal options.
(3)	50% of the facility is leased on a month-to-month basis to an unrelated party.
(4)	The lease on this facility expires on May 1, 2019.
(5)	The Moses Lake location is comprised of two different facilities located in Moses Lake and Quincy, Washington. The facilities are leased on a month-to-month basis.
(6)	The lease on this facility expires on August 31, 2021. 75% of the facility is leased to an unrelated party whose lease expires on May 31, 2018 with renewal options.
(7)	The lease on this facility expires on April 30, 2019.

In addition to the facilities listed above, our executive office is leased and located in Highland Hills, Ohio and we have leased sales offices located in Media, Pennsylvania; Miami, Florida; and Monterrey, Mexico. Management believes we will be able to accommodate our capacity needs for the immediate future at our existing facilities.

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

Michael D. Siegal, age 65, has served as our Chief Executive Officer since 1984 and as Chairman of our Board of Directors since 1994.  From 1984 until January 2001, he also served as our President.  He has been employed by us in a variety of capacities since 1974. Mr. Siegal serves on the Board of Directors of Cleveland-Cliffs, Inc. He is also the immediate past Board Chair of the Jewish Federations of North America and is currently on the Board of the Development Corporation for Israel and the Chair of the Board of Trustees of the Jewish Agency for Israel.

David A. Wolfort, age 65, has served as our President since January 2001 and as a director since 1987. He previously served as Chief Operating Officer from 1995 to 2016 and as Vice President Commercial from 1987 to 1995, after having joined us in 1984 as General Manager. Prior thereto, he spent eight years with a primary steel producer in a variety of sales assignments. Mr. Wolfort serves as a member of the United States Industry Trade Advisory Committee on Steel. He previously served on the board of directors of the MSCI and was a past Chairman of both the MSCI Political Action Committee and the MSCI Governmental Affairs Committee. He was previously a Trustee and Chair of Ohio University Board of Trustees and is a current Trustee of the Musical Arts Association (Cleveland Orchestra), where he serves as Vice Chairman of the Human Resources Committee, and is a member of the Finance Committee.

Andrew S. Greiff, age 56, has served as our Executive Vice President and Chief Operating Officer since August 2016. He previously served as President, Specialty Metals from 2011 to 2016 after having joined us in 2009 as Vice President of Specialty Metals. Prior thereto, Mr. Greiff spent 24 years in various positions within the steel industry and served as the President and CEO of his own steel trading company. Mr. Greiff is a past director of Hawken School and the MSCI Specialty Metals Product Council.

Richard T. Marabito, age 54, serves as our Chief Financial Officer. He joined us in 1994 as Corporate Controller and served in this capacity until being named Chief Financial Officer in March 2000. He also served as Treasurer from 1994 through 2002 and again from 2010 through 2012. Prior to joining us, Mr. Marabito served as Corporate Controller for a publicly traded wholesale distribution company and was employed by a national accounting firm in its audit department. Mr. Marabito is a Governance board member of the Make-A-Wish Foundation of Ohio, Kentucky and Indiana and also was the immediate past Chair of its Northeast Ohio regional board. Mr. Marabito serves on the Board of Trustees and was the Treasurer for Hawken School in Cleveland, Ohio. He is also a Vice Chair and Executive Committee member of the Metals Service Center Institute and is a past Chair of its Foundation for Education and Research.

Richard A. Manson, age 49, has served as our Vice President and Treasurer since January 2013 and has been employed by us since 1996.  From March 2010 through December 2012, he served as our Vice President of Human Resources and Administration.  From January 2003 through March 2010, he served as our Treasurer and Corporate Controller.  From 1996 through 2002, he served as our Director of Taxes and Risk Management.  Prior to joining us, Mr. Manson was employed for seven years by a national accounting firm in its tax department.  Mr. Manson is a Board Member of the West Side Catholic Center and the Cleveland Catholic Cemeteries Association.  Mr. Manson is a certified public accountant and member of the Ohio Society of Certified Public Accountants and the American Institute of Certified Public Accountants.

Donald McNeeley, age 63, has served as the President of CTI, a wholly owned subsidiary of Olympic Steel, Inc., since the acquisition on July 1, 2011.   He joined CTI in 1972 and has held several operational and executive positions within the company. After serving as CTI’s Vice President of Operations and subsequently Executive Vice President, in 1990, Dr. McNeeley was appointed President and Chief Operating Officer. He is a former Chairman of the Metals Service Center Institute.  Dr. McNeeley is an adjunct professor at Northwestern University where he teaches in the graduate engineering program.  He serves on the board of directors of Saulsbury Industries in Odessa, Texas, where he chairs the Audit Committee. Dr. McNeeley also serves on the board of directors of Vail Rubber Industries in St. Joseph, Michigan, and is a former director of The Committee for Monetary Research in Greenwich, Connecticut.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock trades on the Nasdaq Global Select Market under the symbol “ZEUS.” The following table sets forth, for each quarter in the two-year period ended December 31, 2017, the high and low sales prices of our common stock as reported by the Nasdaq Global Select Market:

	2017		2016
	High	Low	High	Low
First quarter	$27.93	$18.05	$17.50	$7.98
Second quarter	24.00	15.83	27.48	15.41
Third quarter	22.44	16.58	31.19	17.42
Fourth quarter	22.86	18.10	28.67	17.14

Holders of Record

As of February 1, 2018, we estimate there were approximately 41 holders of record and 4,973 beneficial holders of our common stock.

Dividends

During 2017, our Board of Directors approved regular quarterly dividends of $0.02 per share that were paid on March 15, 2017, June 15, 2017, September 15, 2017 and December 15, 2017.

During 2016, our Board of Directors approved regular quarterly dividends of $0.02 per share that were paid on March 15, 2016, June 15, 2016, September 15, 2016 and December 15, 2016.

We expect to make regular quarterly dividend distributions in the future, subject to the continuing determination by our Board of Directors that the dividend remains in the best interest of our shareholders. Our asset-based credit facility (the Loan Agreement) restricts the aggregate amount of dividends and common stock repurchases that we can pay to $5.0 million annually without limitations. Dividend distributions in excess of $5.0 million require us to (i) maintain availability in excess of 20.0% of the aggregate revolver commitments or (ii) to maintain availability equal to or greater than 15.0% of the aggregate revolver commitments, and we must maintain a pro-forma ratio of EBITDA minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00. Any determinations by the Board of Directors to pay cash dividends in the future will take into account various factors, including our financial condition, results of operations, current and anticipated cash needs, plans for expansion and restrictions under our credit agreement and any agreements governing our future debt. We cannot assure you that dividends will be paid in the future or that, if paid, the dividends will be at the same amount or frequency.

Issuer Purchases of Equity Securities

We did not purchase any of our equity securities during the quarter ended December 31, 2017.

On October 2, 2015, we announced that our Board of Directors authorized a stock repurchase program of up to 550,000 shares of the Company’s issued and outstanding common stock, which could include open market repurchases, negotiated block transactions, accelerated stock repurchases or open market solicitations for shares, all or some of which may be effected through Rule 10b5-1 plans. Any of the repurchased shares will be held in our treasury, or canceled and retired as our Board may determine from time to time. Any repurchases of common stock are subject to the covenants contained in the Loan Agreement. Our Loan Agreement restricts the aggregate amount of dividends and common stock repurchases that we can pay to $5.0 million annually without limitations. Purchases in excess of $5.0 million require us to (i) maintain availability in excess of 20.0% of the aggregate revolver commitments or (ii) to maintain availability equal to or greater than 15.0% of the aggregate revolver commitments and we must maintain a pro-forma ratio of Earnings before Interest, Taxes, Depreciation and Amortization, minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00. The timing and amount of any repurchases under the stock repurchase program will depend upon several factors, including market and business conditions, and limitations under the ABL Credit Facility, and repurchases may be discontinued at any time.

Recent Sales of Unregistered Securities

We did not have any unregistered sales of equity securities during the quarter ended December 31, 2017.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected financial and other data for each of the five years in the period ended December 31, 2017. The data presented should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

	For the Years Ended December 31,

	2017	2016	2015	2014	2013
	(in thousands, except per share data)

Income Statement Data:
Net sales	$1,330,696	$1,055,116	$1,175,543	$1,436,270	$1,263,331
Cost of materials sold	1,055,212	820,040	942,214	1,160,310	999,207
Gross profit (a)	275,484	235,076	233,329	275,960	264,124
Operating expenses (b)	251,498	229,328	236,157	261,332	244,469
Goodwill and intangible asset impairment	-	-	24,951	23,836	-
Operating income (loss)	23,986	5,748	(27,779)	(9,208)	19,655
Interest and other expense on debt	7,518	5,273	5,690	6,780	6,703
Income (loss) before income taxes	16,350	420	(33,594)	(16,114)	12,924
Net income (loss) (c)	$18,963	$(1,078)	$(26,777)	$(19,064)	$7,647

Per Share Data:
Net income (loss) - basic (d)	$1.67	$(0.10)	$(2.39)	$(1.71)	$0.69
Net income (loss) - diluted (e)	$1.67	(0.10)	(2.39)	(1.71)	0.69
Dividends paid	$0.08	$0.08	$0.08	$0.08	$0.08

Shares Outstanding:
Weighted average shares - basic	11,381	11,210	11,192	11,120	11,065
Weighted average shares - diluted	11,381	11,210	11,192	11,120	11,074

Balance Sheet Data (as of December 31):
Current assets (f)	$420,136	$364,940	$308,946	$458,709	$417,631
Current liabilities (f)	111,147	104,898	77,060	131,977	165,633
Working capital (g)	308,989	260,042	231,886	326,732	251,998
Total assets (f)	604,158	556,068	511,880	699,154	695,375
Total debt	197,165	166,424	148,490	247,620	199,269
Shareholders' equity	$272,583	$253,390	$254,695	$280,781	$298,616

(a)

Gross profit is calculated as net sales less the cost of materials sold (includes LIFO expense of $2,707 in 2017, LIFO income of $1,489 and $3,347 in 2016 and 2015, respectively, LIFO expense of $365 in 2014 and LIFO income of $3,572 in 2013).

(b)	Operating expenses are calculated as total costs and expenses less the cost of materials sold. It does not include the goodwill and intangible asset impairment charge shown separately below.
(c)	The year ended December 31, 2017, includes a $6.2 million benefit related to the U.S. Tax Cuts and Jobs Act.
(d)	Calculated by dividing net income (loss) by weighted average basic shares outstanding.
(e)	Calculated by dividing net income (loss) by weighted average diluted shares outstanding.
(f)	Prospective adjustment of deferred tax assets and liabilities in 2016, prior periods were not retrospectively adjusted.
(g)	Calculated as current assets less current liabilities.

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

Our results of operations are affected by numerous external factors including, but not limited to: general and global business, economic, financial, banking and political conditions; fluctuations in the value of the U.S. dollar to foreign currencies, competition; metals pricing, demand and availability; transportation and energy costs; pricing and availability of raw materials used in the production of metals; global supply, the level of metals imported into the United States, and inventory held in the supply chain; customers’ ability to manage their credit line availability; and layoffs or work stoppages by our own, our suppliers’ or our customers’ personnel. The metals industry also continues to be affected by the global consolidation of our suppliers, competitors and end-use customers.

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

Results of Operations

2017 Compared to 2016

Our results of operations are impacted by the market price of metals. Over the past 24 months, metals prices fluctuated significantly and changes to our net sales, cost of materials sold, gross profit, cost of inventory and profitability, are all impacted by industry metals pricing. Metals market prices in December 2017 were approximately 7% and 77% higher than metals market prices in December of 2016 and 2015, respectively. Average quarterly metals market prices during 2017 have remained relatively flat after increasing in the first quarter of 2017 and were higher than the average quarterly metals market prices in the comparable quarters of 2016.

Transactional or “spot” selling prices generally move in tandem with market price changes, while fixed selling prices typically lag and reset quarterly. Similarly, inventory costs (and therefore cost of materials sold) tend to move slower than market selling price changes due to mill lead times and inventory turnover impacting the rate of change in average cost. When average selling prices increase, and net sales increase, gross profit and operating expenses as a percentage of net sales will generally decrease. Our year-over-year net sales and earnings comparisons were positively impacted by the price increases, improved customer demand, and increased sales volume of products that we sell in 2017.

During the second quarter of 2017, we announced the permanent closure of our carbon flat products segment’s Siler City, North Carolina operation. The facility ceased operations in the third quarter of 2017. The land and building associated with the operation is classified as Assets held for sale on the accompanying December 31, 2017 Consolidated Balance Sheet. The operating loss related to the Siler City, North Carolina operation was $1.4 million in 2017.

The following table sets forth certain consolidated income statement data for the years ended December 31, 2017 and 2016 (dollars shown in thousands):

	2017		2016
	$	% of net sales	$	% of net sales
Net sales	$1,330,696	100.0	$1,055,116	100.0
Cost of materials sold (a)	1,055,212	79.3	820,040	77.7
Gross profit (b)	275,484	20.7	235,076	22.3
Operating expenses (c)	251,498	18.9	229,328	21.7
Operating income	23,986	1.8	5,748	0.5
Other loss, net	(118)	(0.0)	(55)	(0.0)
Interest and other expense on debt	7,518	0.6	5,273	0.5
Income before income taxes	16,350	1.2	420	0.0
Income taxes (d)	(2,613)	(0.2)	1,498	0.1
Net income (loss)	$18,963	1.4	$(1,078)	(0.1)

(a)	Includes $2,707 of LIFO expense and $1,489 of LIFO income for 2017 and 2016, respectively.
(b)	Gross profit is calculated as net sales less the cost of materials sold.
(c)	Operating expenses are calculated as total costs and expenses less the cost of materials sold.
(d)	2017 includes a $6.2 million tax benefit related to the U.S. Tax Cuts and Jobs Act

Net sales increased $275.6 million, or 26.1%, to $1.33 billion in 2017 from $1.06 billion in 2016. Carbon flat products net sales increased $198.6 million, or 29.6%, and were 65.4% of total net sales in 2017 compared to 63.6% in 2016. Specialty metals flat products net sales increased $37.3 million, or 19.6%, and were 17.1% of total net sales in 2017 compared to 18.0% in 2016. Tubular and pipe products net sales increased $39.7 million, or 20.4%, and were 17.6% of total net sales in 2017 compared to 18.4% of total net sales in 2016. The increase in sales for the year ended December 31, 2017 was due to an 11.3% increase in sales volume and a 13.3% increase in average selling prices. Average selling prices increased in all segments during 2017 compared to 2016 as market pricing for metals was higher year-over-year. During the year, we increased our market share for a majority of the product categories that we sell.

Cost of materials sold increased $235.2 million, or 28.7%, to $1.06 billion in 2017 from $820.0 million in 2016. During 2017, we recorded LIFO expense of $2.7 million compared to LIFO income of $1.5 million in 2016. The increase in cost of materials sold in 2017 is due to the increased sales volume and increased metals costs of 15.6% during 2017.

As a percentage of net sales, gross profit (as defined in footnote (b) in the table above) decreased to 20.7% in 2017 from 22.3% in 2016. Gross profit as a percentage of net sales decreased in the carbon flat products segment to 20.2% from 21.2% in 2016, in the specialty metals flat products segment to 14.5% in 2017 from 15.7% in 2016 and in the tubular and pipe products segment to 28.5% from 32.6% in 2016. LIFO expense decreased gross profit by 0.2% of net sales in 2017 and the LIFO income increased gross profit by 0.1% of net sales in 2016. The decrease in gross profit as a percentage of net sales during 2017 was due to the cost of materials sold increasing more than selling prices in all segments and the increase of carbon flat products sales as a percentage of total net sales.

Operating expenses (as defined in footnote (c) in the table above) increased $22.2 million, or 9.7%, to $251.5 million in 2017 from $229.3 million in 2016. As a percentage of net sales, operating expenses decreased to 18.9% in 2017 from 21.7% in 2016. Variable operating expenses, such as distribution and warehouse and processing, increased primarily related to the 11.3% volume increase. Distribution expense, in addition to the volume increase, increased as a result of the continued inflationary pressures for freight. Warehouse and processing costs increased $7.9 million, or 9.9%, and distribution expense increased by $5.3 million, or 14.5%. Selling and administrative and general costs increased $9.8 million, or 11.4%, primarily related to increased variable based incentive compensation based on increased sales volumes and profitability. Depreciation expense decreased $1.0 million, or 5.7%, as a result of certain assets being fully depreciated in 2017. Operating expenses in the carbon flat products segment increased $11.7 million, operating expenses in the specialty metals products segment increased $1.9 million, operating expenses in the tubular and pipe products segment increased $6.3 million, and Corporate expenses increased $2.3 million.

Interest and other expense on debt totaled $7.5 million in 2017 compared to $5.3 million in 2016. Our effective borrowing rate, exclusive of deferred financing fees and commitment fees, was 3.0% in 2017 compared to 2.4% in 2016 due to the increases in LIBOR rates since 2016. Total average borrowings increased $48 million, or 31.5%, from $152.5 million in 2016 to $200.6 million in 2017, primarily related to increased working capital needs in 2017.

Income before income taxes totaled $16.4 million in 2017 compared to $0.4 million in 2016.

An income tax benefit of (16.0%) was recorded for 2017, compared to an income tax provision of 356.6% in 2016. On December 22, 2017, the President of the United States signed the Tax Cuts and Jobs Act, or the Tax Act. The Tax Act, among other things, lowered the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018. As a result, our 2017 effective tax rate included a one-time $6.2 million benefit from a revaluation of our deferred tax liability to the new corporate income tax rate. The net benefit recorded was based on currently available information and interpretations of applying the provisions of the 2017 Tax Act as of the time of filing this Annual Report on Form 10-K. In accordance with Staff Accounting Bulletin, or SAB, No. 118 issued by the Securities and Exchange Commission, or SEC, the income tax effect for certain aspects of the Tax Act represent provisional amounts for which our accounting is incomplete but a reasonable estimate could be determined and recorded during the fourth quarter of 2017. The 2017 effective tax rate also included an out-of-period adjustment to correct and record previously unrecognized deferred tax assets, and the associated tax benefit, related to our supplemental executive retirement plan recorded in the first quarter of 2017. The adjustment, which has accumulated since the inception of the plan in 2005, resulted in an increase to after-tax income of $1.9 million. The effective tax rate was disproportionately high in 2016 due to low income before taxes relative to items that impact the effective tax rate. The 2016 effective income tax rate was also impacted by increased valuation allowances and non-deductible expenses.

Net income for 2017 totaled $19.0 million, or $1.67 per basic and diluted share, compared to net loss of $1.1 million, or $0.10 per basic and diluted share, for 2016.

Segment Results of Operations

Carbon flat products

The following table sets forth certain income statement data for the carbon flat products segment for the years ended December 31, 2017 and 2016 (dollars shown in thousands, except per ton data):

	2017		2016
		% of net sales		% of net sales
Direct tons sold	1,060,002		952,888
Toll tons sold	87,748		73,880
Total tons sold	1,147,750		1,026,768

Net sales	$869,628	100.0	$670,983	100.0
Average selling price per ton	758		653
Cost of materials sold	693,742	79.8	529,021	78.8
Gross profit (a)	175,886	20.2	141,962	21.2
Operating expenses (b)	158,000	18.2	146,333	21.8
Operating income (loss)	$17,886	2.0	$(4,371)	(0.6)

(a)	Gross profit is calculated as net sales less the cost of materials sold.
(b)	Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Tons sold increased 121 thousand tons, or 11.8%, to 1.15 million tons in 2017 from 1.03 million tons in 2016. Toll tons sold increased 14 thousand tons, or 18.8% to 88 thousand tons in 2017 from 74 thousand tons in 2016. The increase in tons sold is due to improved customer demand in the markets we serve and improved industry-wide shipments by U.S. service centers in 2017 compared to 2016. The improved customer demand enabled us to grow our market share in most of the carbon flat products categories we sell.

Net sales increased $198.6 million, or 29.6%, to $869.6 million in 2017 from $671.0 million in 2016. Average selling prices in 2017 increased 15.9% to $758 per ton, compared to $653 per ton in 2016. The increase in sales was due to the 15.9% increase in average selling prices and the 11.8% increase in sales volume. The increase in the average selling price is a result of higher prices in the metals industry during 2017 as discussed in the overview of Results of Operations above. We expect carbon flat metals market prices in the first quarter of 2018 to increase over the prices in the fourth quarter of 2017.

Cost of materials sold increased $164.7 million, or 31.1%, to $693.7 million in 2017 from $529.0 million in 2016. The increase in cost of materials sold was due to a 17.3% increase in the average cost of materials sold per ton during 2017 compared to 2016 and the 11.8% increase in sales volume.

As a percentage of net sales, gross profit (as defined in footnote (a) in the table above) decreased to 20.2% in 2017 from 21.2% in 2016. The average gross profit per ton sold increased $15 per ton to $153 in 2017 from $138 in 2016.

Operating expenses in 2017 increased $11.7 million, or 8.0%, to $158.0 million from $146.3 million in 2016. As a percentage of net sales, operating expenses decreased to 18.2% for 2017 from 21.8% in 2016. The percentage increase in operating expenses in 2017 were less than the volume increases during the year. Variable operating expenses, such as distribution and warehouse and processing, increased as a result of increased sales volume and distribution cost inflation. Selling and administrative and general expenses increased primarily as a result of increased variable performance based incentive compensation.

Operating income for 2017 totaled $17.9 million compared to operating loss of $4.4 million in 2016.

Specialty metals flat products

The following table sets forth certain income statement data for the specialty metals flat products segment for the years ended December 31, 2017 and 2016 (dollars shown in thousands, except per ton data):

	2017		2016
		% of net sales		% of net sales
Direct tons sold	90,106		82,156
Toll tons sold	54		129
Total tons sold	90,160		82,285

Net sales	$227,200	100.0	$189,930	100.0
Average selling price per ton	2,520		2,308
Cost of materials sold	194,199	85.5	160,185	84.3
Gross profit (a)	33,001	14.5	29,745	15.7
Operating expenses (b)	21,761	9.6	19,904	10.5
Operating income	$11,240	4.9	$9,841	5.2

(a)	Gross profit is calculated as net sales less the cost of materials sold.
(b)	Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Tons sold increased 8 thousand tons, or 9.6%, to 90 thousand tons in 2017 from 82 thousand tons in 2016. The increase in tons sold is due to improved customer demand in the markets we serve. Industry-wide shipments increased in 2017 compared to 2016. The specialty metals flat products segment increased its market share in stainless products in 2017.

Net sales increased $37.3 million, or 19.6%, to $227.2 million in 2017 from $189.9 million in 2016. Average selling prices in 2017 increased to $2,520 per ton, compared to $2,308 per ton in 2016. The increase in the average selling price is a result of higher prices in the metals industry during 2017 as discussed in the overview of Results of Operations above. We expect stainless steel and aluminum market prices in the first quarter of 2018 to increase over the fourth quarter 2017 prices.

Cost of materials sold increased $34.0 million, or 21.2%, to $194.2 million in 2017 from $160.2 million in 2016. The increase in cost of materials sold was due to a 10.6% increase in the average cost of materials sold per ton during 2017 compared to 2016 and the 9.6% volume increase.

As a percentage of net sales, gross profit (as defined in footnote (a) in the table above) decreased to 14.5% in 2017 from 15.7% in 2016. The average gross profit per ton sold totaled $366 in 2017 compared to $361 per ton in 2016. The decrease in the gross profit percentage is a result of relatively flat gross margins per ton realized on higher average selling prices in 2017.

Operating expenses (as defined in footnote (b) in the table above) increased $1.9 million, or 9.3%, to $21.8 million in 2017 from $19.9 million in 2016. As a percentage of net sales, operating expenses decreased to 9.6% of net sales in 2017 from 10.5% in 2016. Variable operating expenses, such as distribution and warehouse and processing, increased as a result of increased sales volume and distribution cost inflation. Selling and administrative and general expenses increased primarily as a result of increased variable based incentive compensation related to the increased sales volume and gross profit.

Operating income for 2017 totaled $11.2 million compared to $9.8 million in 2016.

Tubular and pipe products

The following table sets forth certain income statement data for the tubular and pipe products segment for 2017 and 2016 (dollars shown in thousands).

	2017		2016
	$	% of net sales	$	% of net sales
Net sales	$233,868	100.0	$194,203	100.0
Cost of materials sold (a)	167,271	71.5	130,834	67.4
Gross profit (b)	66,597	28.5	63,369	32.6
Operating expenses (c)	62,029	26.5	55,656	28.7
Operating income	$4,568	2.0	$7,713	3.9

(a)	Includes $2,707 of LIFO expense and $1,489 of LIFO income in 2017 and 2016, respectively.
(b)	Gross profit is calculated as net sales less the cost of materials sold.
(c)	Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Net sales increased $39.7 million, or 20.4%, to $233.9 million in 2017 from $194.2 million in 2015. The increase in net sales was due to a 12.6% increase in average selling prices and a 6.9% increase in sales volume during 2017. The increase in volume was due to increased customer demand despite lower industry-wide shipments of pipe and tube products. The increase in the average selling price is a result of higher prices in the metals industry during 2017 as discussed in the overview of Results of Operations above. We expect tubular and pipe products market prices in the first quarter of 2018 to increase over the fourth quarter 2017 prices

Cost of materials sold increased $36.5 million, or 27.8%, to $167.3 million in 2017 from $130.8 million in 2016. The increase in cost of materials sold was due to a 12.6% increase in sales volume and a 19.6% increase in the average cost of materials sold which was impacted by the LIFO expense of $2.7 million in 2017 compared to LIFO income of $1.5 million in 2016.

As a percentage of net sales, gross profit (as defined in footnote (b) in the table above) decreased to 28.5% in 2017 compared to 32.6%, in 2016. The LIFO expense decreased gross profit by 1.2% of net sales in 2017 compared to the LIFO income which increased gross profit by 0.8% of net sales in 2016. In addition, tubular and pipe products segment gross profit decreased as a result of a change in sales mix to more pipe and fitting products, which traditionally has a lower gross profit, from higher gross profit fabrication product sales.

Operating expenses (as defined in footnote (c) in the table above) increased $6.3 million, or 11.6%, to $62.0 million from $55.7 million in 2016. As a percentage of net sales, operating expenses decreased to 26.5% in 2017 compared to 28.7% in 2016. Operating expenses increased in 2017 primarily as a result of increased distribution expense related to increased shipments and distribution cost inflation, less labor and overhead capitalized into inventory, and increased variable incentive compensation related to increased gross profit and costs associated with a settlement of a commercial dispute.

Operating income for 2017 totaled $4.6 million, compared to an operating income of $7.7 million in 2016.

Corporate expenses

Corporate expenses increased $2.3 million, or 30.6%, to $9.7 million in 2017 compared to $7.4 million in 2016. The increase in corporate expenses is primarily attributable to increased variable performance based incentive compensation and, effective August 2016, when our President of Specialty Metals was appointed to the position of Executive Vice President and Chief Operating Officer, his associated costs were classified as Corporate expenses.

2016 Compared to 2015

During 2015, the hot-rolled carbon coil index pricing declined by approximately 36% as a result of the strengthened U.S. dollar, a historically high level of imported material arriving in the United States, low raw material costs to produce metals and a global oversupply of metals. The pricing environment in 2015 drove our average selling prices down and caused margins to be pressured as the average cost of inventory did not decrease as quickly as the average selling price, as we traditionally keep approximately two and a half to three months of inventory on hand.

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

The following table sets forth certain consolidated income statement data for the years ended December 31, 2016 and 2015 (dollars shown in thousands):

	2016		2015
	$	% of net sales	$	% of net sales
Net sales	$1,055,116	100.0	$1,175,543	100.0
Cost of materials sold (a)	820,040	77.7	942,214	80.2
Gross profit (b)	235,076	22.3	233,329	19.8
Operating expenses (c)	229,328	21.7	236,157	20.1
Goodwill and intangible asset impairment (d)	-	(0.0)	24,951	2.1
Operating income (loss)	5,748	0.5	(27,779)	(2.4)
Other loss, net	(55)	(0.0)	(125)	(0.0)
Interest and other expense on debt	5,273	0.5	5,690	0.5
Income (loss) before income taxes	420	0.0	(33,594)	(2.9)
Income taxes	1,498	0.1	(6,817)	(0.6)
Net loss	$(1,078)	(0.1)	$(26,777)	(2.3)

(a)	Includes $1,489 and $3,347 of LIFO income for 2016 and 2015, respectively.
(b)	Gross profit is calculated as net sales less the cost of materials sold.
(c)	Operating expenses are calculated as total costs and expenses less the cost of materials sold. Excludes goodwill and intangible asset impairment shown seperately below for comparability purposes.
(d)

The 2015 non-cash goodwill and intangible asset impairment charge is seperately displayed for operating expense comparability purposes. $24,451 of the impairment charge is related to the tubular and pipe products segment and $500 is related to the specialty metals flat products segment.

Net sales decreased $120.4 million, or 10.2%, to $1.06 billion in 2016 from $1.18 billion in 2015. Carbon flat products net sales decreased $94.4 million, or 12.3%, and were 63.6% of total net sales in 2016 compared to 65.1% in 2015. Specialty metals flat products net sales decreased $2.6 million, or 1.3%, and were 18.0% of total net sales in 2016 compared to 16.4% in 2015. Tubular and pipe products net sales decreased $23.4 million, or 10.8%, and were 18.4% of total net sales in 2016 compared to 18.5% of total net sales in 2015. The decrease in sales for the year ended December 31, 2016 was due to a 10.2% decrease in average selling prices as sales volumes were flat between years. Average selling prices decreased in all segments during 2016 compared to 2015 as market pricing for metals was still lower year-over-year. During 2016, we increased our market share for all of the product categories that we sell.

Cost of materials sold decreased $122.2 million, or 13.0%, to $820.0 million in 2016 from $942.2 million in 2015. During 2016, we recorded LIFO income of $1.5 million compared to LIFO income of $3.3 million recorded in 2015. The decrease in cost of materials sold in 2016 is due to the decreased metals costs of 12.9% during 2016 as sales volumes were flat between years.

As a percentage of net sales, gross profit (as defined in footnote (b) in the table above) increased to 22.3% in 2016 from 19.8% in 2015. Gross profit as a percentage of net sales increased in the carbon flat products segment to 21.2% in 2016 from 19.2% in 2015 and in the tubular and pipe products segment to 32.6% in 2016 from 32.5% in 2015. Gross profit as a percentage of net sales increased in the specialty metals flat products segment to 15.7% in 2016 from 8.2% in 2015. LIFO income increased gross profit by 0.1% and 0.3% of net sales in 2016 and 2015, respectively. The increase in gross profit as a percentage of net sales during 2016 was primarily due to the cost of materials sold decreasing more than selling prices in all segments.

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

An income tax provision of 356.6% was recorded for 2016, compared to an income tax benefit of (20.3%) in 2015. The effective tax rate was disproportionately high in 2016 from comparative periods due to low income before taxes relative to items that impact the effective tax rate. The 2016 effective income tax rate was impacted by increased valuation allowances and non-deductible expenses. The 2015 effective income tax rate was impacted by the non-deductibility of the goodwill impairment charges. The income tax benefit for 2015 prior to the goodwill impairment charge was 39.8%.

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

Net sales decreased $94.4 million, or 12.3%, to $671.0 million in 2016 from $765.4 million in 2015. Average selling prices in 2016 decreased 11.4% to $653 per ton, compared to $738 per ton in 2015. The decrease in sales was primarily due to a 11.4% decrease in average selling prices during 2016 as volumes were down only 1%. The decrease in the average selling price is a result of lower prices in the metals industry during 2016, discussed in the overview of Results of Operations above.

Cost of materials sold decreased $89.7 million, or 14.5%, to $529.0 million in 2016 from $618.7 million in 2015. The decrease in cost of materials sold was due to a 13.6% decrease in the average cost of materials sold per ton during 2016 compared to 2015, as volumes were down only 1% between years.

As a percentage of net sales, gross profit (as defined in footnote (a) in the table above) increased to 21.2% in 2016 from 19.2% in 2015. The increase in gross profit percentage in 2016 was primarily due to the cost of materials sold decreasing more than selling prices. The average gross profit per ton sold declined to $138 in 2016 from $141 in 2015, due to the significant decline in market prices for metals in 2016.

Operating expenses in 2016 decreased $7.6 million, or 4.9%, to $146.3 million from $153.9 million in 2015, exceeding the sales volume decrease of 1.0%. As a percentage of net sales, operating expenses increased to 21.8% for 2016 from 20.1% in 2015. Operating expenses decreased through reductions in labor and personnel expenses, lower variable based incentive compensation, lower depreciation expense and lower occupancy expense as a result of elimination of certain leased warehouse space offset by an increase in distribution expense and increased selling expenses as a result of hiring additional sales professionals.

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

Net sales decreased $2.6 million, or 1.3%, to $189.9 million in 2016 from $192.5 million in 2015. Average selling prices in 2016 decreased to $2,308 per ton, compared to $2,671 per ton in 2015. The decrease in sales was due to a 13.6% decrease in the average selling price during 2016, offset by a 14.2% increase in sales volume. The decrease in the year-over-year average selling price per ton is a result of lower market prices of stainless steel and aluminum in 2016. Average market prices for nickel (a component of stainless steel) were also lower in 2016 compared to 2015.

Cost of materials sold decreased $16.5 million, or 9.3%, to $160.2 million in 2016 from $176.7 million in 2015. The decrease in cost of materials sold was due to a 20.6% decrease in the average cost of materials sold per ton during 2016 compared to 2015, offset by a 14.2% sales volume increase.

As a percentage of net sales, gross profit (as defined in footnote (a) in the table above) increased to 15.7% in 2016 from 8.2% in 2015. The average gross profit per ton sold totaled $361 in 2016 compared to $220 per ton in 2015. The increase in the gross profit percentage is a result of our cost of materials sold decreasing more than the average selling price in 2016, compared to 2015 as inventory turnover improved in 2016.

Operating expenses (as defined in footnote (b) in the table above) increased $3.0 million, or 17.7%, to $19.9 million in 2016 from $16.9 million in 2015. The increase in operating expenses is related to the increased sales volume of 14.2%. As a percentage of net sales, operating expenses increased to 10.5% of net sales in 2016 from 8.8% in 2015. Variable operating expenses, such as distribution, wages and variable based incentive compensation increased as a result of higher sales volumes and improved profitability. In 2015, we recorded a $0.5 million non-cash goodwill impairment charge as a result of the continued market pressures which fully eliminated the goodwill for the specialty metals flat products segment.

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

Net sales decreased $23.4 million, or 10.8%, to $194.2 million in 2016 from $217.6 million in 2015. The decrease in net sales was due to a 0.8% decrease in sales volume and a 10.0% decrease in average selling prices during 2016. The decrease in volume was due to decreased customer demand and lower industry-wide shipments of tube and pipe products. The decrease in average selling prices were due to lower industry market prices for metals in 2016 compared to 2015.

Cost of materials sold decreased $16.0 million, or 10.9%, to $130.8 million in 2016 from $146.9 million in 2015. The decrease in cost of materials sold was due to a 0.8% decrease in sales volume and a 10.2% decrease in the average cost of materials sold which was impacted by the LIFO income of $1.5 million in 2016, compared to LIFO income of $3.3 million in 2015.

As a percentage of net sales, gross profit (as defined in footnote (b) in the table above) remained relatively flat at 32.6% in 2016 compared to 32.5%, in 2015. The LIFO income increased gross profit by 0.8% of net sales in 2016, compared to 1.5% of net sales in 2015.

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

In 2015, we recorded a $16.5 million non-cash goodwill impairment charge and an $8.0 million non-cash intangible asset impairment charge. There were no intangible asset impairment charges recorded in 2016.

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

2017 Compared to 2016

Operating Activities

During 2017, we used $19.0 million of cash for operations, of which $26.7 million was generated from operating activities and $45.7 million was used for working capital. During 2016, we used $9.8 million of cash for operations, of which $16.8 million was generated from operating activities and $26.6 million was used for working capital.

Net cash generated from operations totaled $26.7 million during 2017 and was primarily comprised of net income of $18.9 million, depreciation and amortization of $18.6 million offset by the net change in long-term assets and liabilities of $11.9 million, which includes the $6.2 million tax benefit related to the Tax Act. Net cash generated from operations totaled $16.8 million during 2016 and was primarily comprised of depreciation and amortization of $19.4 million offset by the net change in long-term assets and liabilities of $1.7 million and the net loss of $1.1 million.

Working capital at December 31, 2017 totaled $310.0 million, a $50.0 million increase from December 31, 2016. The increase was primarily attributable to a $31.0 million increase in accounts receivable (resulting primarily from higher sales in 2017) and a $20.8 million increase in inventory (resulting from increased inventory levels throughout 2017), offset by a $4.6 million increase in accounts payable and outstanding checks (resulting from the increased inventory purchases at the end of 2017) and a $1.6 million increase in accrued payroll and other accrued liabilities.

Investing Activities

Net cash used for investing activities was $9.2 million during 2017, compared to $6.4 million during 2016. In 2017, capital expenditures totaled $10.2 million and were primarily attributable to processing equipment, facilities expansions and facilities maintenance. During 2018, we expect our capital spending to approximate $25 million primarily related to a building expansion and new processing equipment at our existing facilities.

Financing Activities

In 2017, $28.9 million of cash was generated from financing activities which primarily consisted of $31.6 million of net borrowings under our Third Amended and Restated Loan and Security Agreement, or Loan Agreement, offset by $0.9 million of credit facility fees and expenses paid in connection with the Loan Agreement. In 2016, $17.0 million of cash was generated from financing activities which primarily consisted of $18.8 million of net borrowings under our asset- based credit facility, or ABL Credit Facility.

In February 2018, our Board of Directors approved a regular quarterly dividend of $0.02 per share, which is payable on March 15, 2018 to shareholders of record as of March 1, 2018. Our Board previously approved 2017 regular quarterly dividends of $0.02 per share, which were paid on each of March 15, 2017, June 15, 2017, September 15, 2017 and December 15, 2017. Dividend distributions in the future are subject to the availability of cash, limitations on cash dividends under our Loan Agreement (as defined below) and continuing determination by our Board of Directors that the payment of dividends remains in the best interest of our shareholders.

Stock Repurchase Program

In 2015, our Board of Directors authorized a stock repurchase program of up to 550,000 shares of the Company’s issued and outstanding common stock, which could include open market repurchases, negotiated block transactions, accelerated stock repurchases or open market solicitations for shares, all or some of which may be effected through Rule 10b5-1 plans. Repurchased shares are held in our treasury, or canceled and retired as our Board may determine from time to time. Any repurchases of common stock are subject to the covenants contained in the Loan Agreement. Under the Loan Agreement, we may repurchase common stock and pay dividends up to $5.0 million in the aggregate during any trailing twelve months without restrictions. Purchases in excess of $5.0 million require us to (i) maintain availability in excess of 20.0% of the aggregate revolver commitments ($80.0 million at December 31, 2017) or (ii) to maintain availability equal to or greater than 15.0% of the aggregate revolver commitments ($60.0 million at December 31, 2017) and we must maintain a pro-forma ratio of Earnings before Interest, Taxes, Depreciation and Amortization, or EBITDA, minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00. The timing and amount of any repurchases under the stock repurchase program will depend upon several factors, including market and business conditions, and limitations under Loan Agreement, and repurchases may be discontinued at any time. During 2018, we expect to be limited to the $5.0 million available without restrictions to repurchase common stock and pay dividends.

There were no shares repurchased during 2017 or 2016. During the fourth quarter of 2015, we repurchased 65,283 shares for a total cost of $0.7 million.

Debt Arrangements

On December 8, 2017, we entered into a Third Amended and Restated Loan and Security Agreement, or Loan Agreement. The Loan Agreement provides for, among other things: (i) a revolving credit facility of up to $370 million, including a $20 million sub-limit for letters of credit and (ii) a first in, last out revolving credit facility of up to $30 million. Under the terms of the Loan Agreement, we may, subject to the satisfaction of certain conditions, request additional commitments under the revolving credit facility in the aggregate principal amount of up to $200 million to the extent that existing or new lenders agree to provide such additional commitments. The Loan Agreement matures on December 8, 2022.

The Loan Agreement is secured by substantially all of our existing and future personal property. The Loan Agreement contains customary representations and warranties and certain covenants that limit our ability to, among other things: (i) incur or guarantee additional indebtedness; (ii) pay distributions on, redeem or repurchase capital stock or redeem or repurchase subordinated debt; (iii) make investments; (iv) sell assets; (v) enter into agreements that restrict distributions or other payments from restricted subsidiaries to the Company; (vi) incur or suffer to exist liens securing indebtedness; (vii) consolidate, merge or transfer all or substantially all of their assets; and (viii) engage in transactions with affiliates. In addition, the Loan Agreement contains a financial covenant which includes: (i) if any commitments or obligations are outstanding and our availability is less than the greater of $30 million or 10.0% of the aggregate amount of revolver commitments ($40.0 million at December 31, 2017) or 10.0% of the aggregate borrowing base ($32.9 million at December 31, 2017) then we must maintain a ratio of EBITDA minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00 for the most recent twelve fiscal month period.

We have the option to borrow under its revolver based on the agent’s base rate plus a premium ranging from 0.00% to 0.25% or the London Interbank Offered Rate, or LIBOR plus a premium ranging from 1.25% to 2.75%.

As of December 31, 2017, we were in compliance with our covenants and had approximately $128.9 million of availability under the Loan Agreement.

As of December 31, 2017, $1.9 million of bank financing fees were included in “Prepaid expenses and other” and “Other long-term assets” on the accompanying Consolidated Balance Sheets. The financing fees are being amortized over the five-year term of the Loan Agreement and are included in “Interest and other expense on debt” on the accompanying Consolidated Statements of Comprehensive Income.

As part of the CTI acquisition in July 2011, we assumed approximately $5.9 million of Industrial Revenue Bond, or IRB, indebtedness ($0.9 million at December 31, 2017). The bond matures in April 2018, with the option to provide principal payments annually in April. On April 3, 2017, we made an optional principal payment of $0.9 million. The remaining balance of the IRB is included in “Current portion of long-term debt” on the accompanying Consolidated Balance Sheets as the payment is due in April 2018. Interest is payable monthly, with a variable rate that resets weekly. As a security for payment of the bonds, we obtained a direct pay letter of credit issued by JPMorgan Chase Bank, N.A. The letter of credit reduces annually by the principal reduction amount. The interest rate at December 31, 2017 was 1.71% for the IRB debt.

CTI entered into an interest rate swap agreement to reduce the impact of changes in interest rates on the above IRB. At December 31, 2017, the effect of the swap agreement on the bond was to fix the rate at 3.46%. The swap agreement matures in April 2018, and is reduced annually by the amount of the optional principal payments on the bond. The Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap agreement. However, the Company does not anticipate nonperformance by the counterparties.

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

Investing Activities

Net cash used for investing activities was $6.4 million during 2016, compared to $7.3 million during 2015. In 2016, capital expenditures were primarily attributable to additional processing equipment and facilities maintenance.

Financing Activities

In 2016, $17.0 million of cash was generated from financing activities, which primarily consisted of $18.8 million of net borrowings under our ABL Credit Facility. In 2015, $100.8 million of cash was used for financing activities, which primarily consisted of $98.3 million of net repayments under our ABL Credit Facility.

Our Board previously approved 2016 and 2015 regular quarterly dividends of $0.02 per share, which were paid in March, June, September and December of 2016 and 2015.

Contractual Obligations

The following table reflects our contractual obligations as of December 31, 2017:

Contractual Obligations			Less than			More than
(amounts in thousands)		Total	1 year	1-3 years	3-5 years	5 years
Long-term debt obligations	(a)	$197,165	$930	$-	$196,235	$-
Interest obligations	(b)	31,522	6,513	13,005	12,004	-
Unrecognized tax positions	(c)	40	14	26	-	-
Other long-term liabilities	(d)	11,972	373	6,905	2,859	1,835
Operating leases	(e)	26,740	6,385	10,256	6,646	3,453
Total contractual obligations		$267,439	$14,215	$30,192	$217,744	$5,288

(a) See Note 6 to the Consolidated Financial Statements.
(b) Future interest obligations are calculated using the debt balances and interest rates in effect on December 31, 2017.
(c) See Note 12 to the Consolidated Financial Statements. Classification is based on expected settlement dates and the expiration of certain statutes of limitations.
(d) Primarily consists of retirement liabilities and deferred compensation payable in future years.
(e) See Note 11 to the Consolidated Financial Statements

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

Other than operating leases, which are disclosed above, and derivative instruments discussed in Note 7 to the Consolidated Financial Statements, as of December 31, 2017, we had no material off-balance sheet arrangements.

Effects of Inflation

Inflation generally affects us by increasing the cost of employee wages and benefits, transportation services, processing equipment, purchased metals, energy and borrowings under our credit facility. General inflation, excluding increases in the price of metals and increased distribution expense, has not had a material effect on our financial results during the past three years. We expect transportation expenses to increase in excess of general inflation in 2018 due to the Electronic Log Device mandate by the Federal Motor Carrier Safety Administration issued in 2017.

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

Fair Market Value

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the liability in an orderly transaction between market participants on the measurement date.  Valuation techniques must maximize the use of observable inputs and minimize the use of unobservable inputs.  To measure fair value, we apply a fair value hierarchy that is based on three levels of inputs, of which the first two are considered observable and the last unobservable, as follows:

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

Allowance for Doubtful Accounts Receivable

The allowance for doubtful accounts in maintained at a level considered appropriate based on historical experience and specific customer collection issues that we have identified. Estimations are based upon the application of a historical collection rate to the outstanding accounts receivable balance, which remains fairly level from year to year, and judgments about the probable effects of economic conditions on certain customers, which can fluctuate significantly from year to year. We cannot be certain that the rate of future credit losses will be similar to past experience. We consider all available information when assessing the adequacy of our allowance for doubtful accounts each quarter.

Inventory Valuation

Inventories are stated at the lower of its cost or net realizable value with the adoption of Accounting Standards Update, or ASU, 2015-11 on January 1, 2017. Inventory costs include the costs of the purchased metals, inbound freight, external and internal processing and applicable labor and overhead costs. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.

Costs of our carbon and specialty metals flat products segments’ inventories, including flat-rolled sheet, coil and plate products are determined using the specific identification method.

Certain of our tubular and pipe products inventory is stated under the LIFO method. At December 31, 2017, approximately $48.1 million, or 17.5% of consolidated inventory, was reported under the LIFO method of accounting. The cost of the remainder of tubular and pipe product segment’s inventory is determined using a weighted average rolling first-in, first-out method.

On the Consolidated Statements of Comprehensive Income, “Cost of materials sold (exclusive of items shown separately below)” consists of the cost of purchased metals, inbound and internal transfer freight, external processing costs, and LIFO income or expense.

Property and Equipment, and Depreciation

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets ranging from two to 30 years. We capitalize the costs of obtaining or developing internal-use software, including directly related payroll costs. We amortize those costs over five years, beginning when the software is ready for its intended use.

Intangible Assets and Recoverability of Long-lived Assets

The Company performs an annual impairment test of indefinite-lived intangible assets for the tubular and pipe products segment in the fourth quarter, or more frequently if changes in circumstances or the occurrence of events indicate potential impairment. Events or changes in circumstances that could trigger an impairment review include significant nonperformance relative to the expected historical or projected future operating results, significant changes in the manner of the use of the acquired assets or the strategy for the overall business or significant negative industry or economic trends. Management uses judgment to determine whether to use a qualitative analysis or a quantitative fair value measurement for the reporting unit that carries intangible assets.

If a quantitative fair value measurement is used, the fair value of each indefinite-lived intangible asset is compared to its carrying value and an impairment charge is recorded if the carrying value exceeds the fair value. We estimate the fair value of indefinite-lived intangible assets using a discounted cash flow methodology. Management’s assumptions used for the calculations are based on historical results, projected financial information and recent economic events. Actual results could differ from these estimates under different assumptions or conditions which could adversely affect the reported value of intangible assets.

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

Income Taxes

Deferred income taxes on the consolidated balance sheet include, as an offset to the estimated temporary differences between the tax basis of assets and liabilities and the reported amounts on the consolidated balance sheets, the tax effect of operating loss and tax credit carryforwards. If we determine that we will not be able to fully realize a deferred tax asset, we will record a valuation allowance to reduce such deferred tax asset to its net realizable value. We recognize interest accrued related to unrecognized tax benefits in normal income tax expense. Penalties, if incurred, would be recognized as a component of administrative and general expense.

During 2017, a net tax benefit was recorded based on currently available information and interpretations of applying the provisions of the Tax Act as of the time of filing this Annual Report on Form 10-K. In accordance with SAB No. 118 issued by the SEC, the income tax effect for certain aspects of the Tax Act represent provisional amounts for which our accounting is incomplete but a reasonable estimate could be determined and recorded during the fourth quarter of 2017. The guidance provides for a measurement period, up to one year from the enactment date, in which provisional amounts may be adjusted when additional information is obtained, prepared or analyzed about facts and circumstances that existed as of the enactment date, which, if known, would have affected the amounts that were initially recorded as provisional amounts. Adjustments to provisional amounts identified during the measurement period should be recorded as an income tax expense or benefit in the period the adjustment is determined.

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

Certain engineered products produced by CTI can take several months to manufacture due to their size and complexity. Substantially all projects are completed within six months. We may request advance payments from customers during the production of these products. These payments are included in “Other accrued liabilities” on the Company’s Consolidated Balance Sheets. Revenue for the contracts is recognized when the product is shipped and title of the product transfers to the customers. Revenues for these engineered products accounted for approximately 1.9%, 1.7% and 1.8% of our net sales during 2017, 2016 and 2015, respectively.

Shipping and Handling Fees and Costs

Amounts charged to customers for shipping and other transportation services are included in net sales. The distribution expense line on the accompanying Consolidated Statements of Comprehensive Income is entirely comprised of all shipping and other transportation costs incurred by us in shipping goods to its customers.

Stock-Based Compensation

We record compensation expense for stock awards issued to employees and directors. For additional information, see Note 10, Equity Plans in the accompanying Notes to Consolidated Financial Statements.

Impact of Recently Issued Accounting Pronouncements

In August 2017, the Financial Accounting Standards Board, or FASB issued ASU No 2017-12, “Derivatives and Hedging”. This ASU aligns an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. To meet that objective, the ASU expand and refine hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. This ASU also make certain targeted improvements to simplify the application of hedge accounting guidance and ease the administrative burden of hedge documentation requirements and assessing hedge effectiveness. This ASU is the final version of Proposed Accounting Standards Update 2016-310, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities”, which has been deleted. For public business entities, this ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early application is permitted in any interim period after issuance of the ASU. All transition requirements and elections should be applied to hedging relationships existing (that is, hedging relationships in which the hedging instrument has not expired, been sold, terminated, or exercised or the entity has not removed the designation of the hedging relationship) on the date of adoption. The effect of adoption should be reflected as of the beginning of the fiscal year of adoption. The adoption of this ASU is not expected to materially impact our consolidated financial statements.

In May 2017, the FASB issued ASU No 2017-09, “Compensation – Stock Compensation (Topic 718)”. This ASU provides clarity and reduces both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation – Stock Compensation, to a change to the terms or conditions of a share-based payment award. The ASU provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This Update is the final version of proposed Accounting Standards Update 2016-360, “Compensation—Stock Compensation (Topic 718)—Scope of Modification Accounting,” which has been deleted. The amendments in this Update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for (1) public business entities for reporting periods for which financial statements have not yet been issued and (2) all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in this Update should be applied prospectively to an award modified on or after the adoption date. The adoption of this ASU is not expected to materially impact our consolidated financial statements.

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

In July 2015, the FASB issued ASU No 2015-11, Simplifying the Measurement of Inventory, “Inventory (Topic 330)”, which requires that inventory within the scope of this ASU be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Subsequent measurement is unchanged for inventory measured using last-in, first-out (LIFO) or the retail inventory method. We adopted this standard effective January 1, 2017. The adoption of this ASU did not have a material impact to our consolidated financial statements.

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 for all entities by one year. This update is effective for public business entities for annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods. Earlier application was permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. ASU 2014-09 was to become effective for us beginning January 2017; however, ASU 2015-14 deferred our effective date until January 2018, which is when we adopted this standard. The ASU permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). The ASU also requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required for customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. We have completed the process of evaluating the effect of the adoption and determined there were no material changes required to our reported revenues as a result of the adoption. The majority of our revenue arrangements generally consist of a single performance obligation to transfer goods or services. Based on our evaluation process and review of our contracts with customers, the timing and amount of revenue recognized based on ASU 2015-14 is consistent with our revenue recognition policy under previous guidance.

.

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

Similar to other metals service centers, we maintain substantial inventories of metals to accommodate the short lead times and just-in-time delivery requirements of our customers. Accordingly, we purchase metals in an effort to maintain our inventory at levels that we believe to be appropriate to satisfy the anticipated needs of our customers based upon historic buying practices, supply agreements with customers and market conditions. Our commitments to purchase metals are generally at prevailing market prices in effect at the time we place our orders. We have no long-term, fixed-price metals purchase contracts. When metals prices increase, competitive conditions will influence how much of the price increase we can pass on to our customers. To the extent we are unable to pass on future price increases in our raw materials to our customers, the net sales and profitability of our business could be adversely affected. When metals prices decline, customer demands for lower prices and our competitors’ responses to those demands could result in lower sale prices and, consequently, lower gross profits and inventory lower of cost or market adjustments as we sell existing inventory. Significant or rapid declines in metals prices or reductions in sales volumes could adversely impact our ability to remain in compliance with certain financial covenants in our credit facility, as well as result in us incurring inventory or intangible asset impairment charges. Changing metals prices therefore could significantly impact our net sales, gross profits, operating income and net income.

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

Approximately 51%, 51% and 49% of our consolidated net sales in 2017, 2016 and 2015, respectively, were directly related to industrial machinery and equipment manufacturers and their fabricators.

Inflation generally affects us by increasing the cost of employee wages and benefits, transportation services, processing equipment, energy and borrowings under our credit facility. General inflation has not had a material effect on our financial results during the past three years. We expect transportation expenses to increase in excess of general inflation in 2018 due to the Electronic Log Device mandate by the Federal Motor Carrier Safety Administration issued in 2017.

We are exposed to the impact of fluctuating metals prices and interest rate changes. During 2017, 2016 and 2015, we entered into metals swaps at the request of customers. While these derivatives are intended to be effective in helping us manage risk, they have not been designated as hedging instruments. We had no outstanding metals cash flow hedges at December 31, 2017. In 2014, we entered into carbon swaps in order to mitigate the volatility in the price of metals. The carbon swaps were accounted for as cash flow hedges and all of them settled in 2015.

Our primary interest rate risk exposure results from variable rate debt. If interest rates in the future were to increase 100 basis points (1.0%) from December 31, 2017 rates and, assuming no change in total debt from December 31, 2017 levels, the additional annual interest expense to us would be approximately $2.0 million. We have the option to enter into 30- to 180-day fixed base rate LIBOR loans under the Loan Agreement. We assumed an interest rate swap agreement on the $5.9 million of CTI IRB. The swap agreement matures in April 2018, but the notional amount may be reduced annually by the amount of the optional principal payments on the IRB. We are exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap agreements. However, we do not anticipate nonperformance by the counterparties.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Olympic Steel, Inc.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Olympic Steel, Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Olympic Steel, Inc. and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of comprehensive income, cash flows, and shareholders’ equity for each of the three years in the period ended December 31, 2017, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions..

Definition and Limitations of Internal Control over Financial Reporting

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

/s/PricewaterhouseCoopers LLP

Cleveland, Ohio

March 2, 2018

We have served as the Company’s auditor since 2002.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, our management used the criteria established in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we concluded that, as of December 31, 2017, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Olympic Steel, Inc.

Consolidated Statements of Comprehensive Income

For The Years Ended December 31,

(in thousands, except per share data)

	2017	2016	2015

Net sales	$1,330,696	$1,055,116	$1,175,543

Costs and expenses
Cost of materials sold (excludes items shown separately below)	1,055,212	820,040	942,214
Warehouse and processing	87,425	79,521	85,411
Administrative and general	69,659	63,054	64,987
Distribution	41,789	36,490	36,073
Selling	26,285	23,060	21,158
Occupancy	8,862	8,718	9,492
Depreciation	16,589	17,596	18,147
Amortization	889	889	889
Goodwill and intangible asset impairment	-	-	24,951
Total costs and expenses	1,306,710	1,049,368	1,203,322
Operating income (loss)	23,986	5,748	(27,779)
Other loss, net	(118)	(55)	(125)
Income (loss) before interest and income taxes	23,868	5,693	(27,904)
Interest and other expense on debt	7,518	5,273	5,690
Income (loss) before income taxes	16,350	420	(33,594)
Income tax provision (benefit)	(2,613)	1,498	(6,817)
Net income (loss)	$18,963	$(1,078)	$(26,777)

Gain (loss) on cash flow hedges	-	114	(1,816)
Tax effect of hedges	-	(44)	699
Reclassification of loss included in net income, net of tax of $804 for 2015	-	-	1,596
Total comprehensive income (loss)	$18,963	$(1,008)	$(26,298)

Net income (loss) per share - basic	$1.67	$(0.10)	$(2.39)
Weighted average shares outstanding - basic	11,381	11,210	11,192

Net income (loss) per share - diluted	$1.67	$(0.10)	$(2.39)
Weighted average shares outstanding - diluted	11,381	11,210	11,192

Dividends declared per share of common stock	$0.08	$0.08	$0.08

The accompanying notes are an integral part of these consolidated statements.

 Olympic Steel, Inc.

Consolidated Balance Sheets

As of December 31,

(in thousands)

	2017	2016
Assets
Cash and cash equivalents	$3,009	$2,315
Accounts receivable, net	132,737	101,902
Inventories, net (includes LIFO debit of $5,337 and $8,045 as of December 31, 2017 and 2016, respectively)	275,307	254,526
Prepaid expenses and other	8,333	6,197
Assets held for sale	750	-
Total current assets	420,136	364,940
Property and equipment, at cost	376,710	374,242
Accumulated depreciation	(229,062)	(218,476)
Net property and equipment	147,648	155,766
Intangible assets, net	22,980	23,869
Other long-term assets	13,394	11,493
Total assets	$604,158	$556,068

Liabilities
Current portion of long-term debt	$930	$1,825
Accounts payable	84,034	79,458
Accrued payroll	11,999	8,445
Other accrued liabilities	14,184	15,170
Total current liabilities	111,147	104,898
Credit facility revolver	196,235	164,599
Other long-term liabilities	12,048	10,062
Deferred income taxes	12,145	23,119
Total liabilities	331,575	302,678

Commitments and contingencies (Note 11)

Shareholders' Equity
Preferred stock, without par value, 5,000 shares authorized, no shares issued or outstanding	-	-
Common stock, without par value, 20,000 shares authorized, 10,989 and 10,963 shares issued and outstanding	129,453	128,619
Treasury stock, at cost, 31 and 57 shares held	(337)	(609)
Retained earnings	143,467	125,380
Total shareholders' equity	272,583	253,390
Total liabilities and shareholders' equity	$604,158	$556,068

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Consolidated Statements of Cash Flows

For The Years Ended December 31,

(in thousands)

	2017	2016	2015
Cash flows from (used for) operating activities:
Net income (loss)	$18,963	$(1,078)	$(26,777)
Adjustments to reconcile net income (loss) to net cash from operating activities -
Depreciation and amortization	18,587	19,402	19,873
Goodwill and intangible asset impairment	-	-	24,951
(Gain) loss on disposition of property and equipment	(52)	(376)	15
Stock-based compensation	1,096	534	1,759
Other long-term assets	(2,874)	(638)	44
Deferred income taxes and other long-term liabilities	(8,988)	(1,074)	(7,500)
	26,732	16,770	12,365
Changes in working capital:
Accounts receivable	(30,835)	(9,025)	30,927
Inventories	(20,781)	(47,881)	104,463
Prepaid expenses and other	(1,303)	1,620	13,808
Accounts payable	3,918	28,619	(21,923)
Change in outstanding checks	658	(4,846)	(13,644)
Accrued payroll and other accrued liabilities	2,570	4,930	(18,511)
	(45,773)	(26,583)	95,120
Net cash from (used for) operating activities	(19,041)	(9,813)	107,485

Cash flows from (used for) investing activities:
Capital expenditures	(10,160)	(6,824)	(7,317)
Proceeds from disposition of property and equipment	991	376	3
Net cash used for investing activities	(9,169)	(6,448)	(7,314)

Cash flows from (used for) financing activities:
Credit facility revolver borrowings	387,220	307,298	311,372
Credit facility revolver repayments	(355,584)	(288,499)	(409,662)
Industrial revenue bond repayments	(895)	(865)	(840)
Credit facility fees and expenses	(969)	(131)	(127)
Proceeds from employee stock purchases	10	46	30
Repurchase of common stock	-	-	(699)
Dividends paid	(878)	(877)	(879)
Net cash from (used for) financing activities	28,904	16,972	(100,805)

Cash and cash equivalents:
Net change	694	711	(634)
Beginning balance	2,315	1,604	2,238
Ending balance	$3,009	$2,315	$1,604

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Supplemental Disclosures of Cash Flow Information

For The Years Ended December 31,

(in thousands)

	2017	2016	2015
Cash paid during the period

Interest paid	$6,433	$4,300	$5,083
Income taxes paid	$9,357	$982	$565

The accompanying notes are an integral part of these consolidated statements

Olympic Steel, Inc.

Consolidated Statements of Shareholders’ Equity

For The Years Ended December 31,

(in thousands)

			Accumulated
			Other
	Common	Treasury	Comprehensive	Retained	Total
	Stock	Stock	Loss	Earnings	Equity

Balance at December 31, 2014	$126,339	$-	$(549)	$154,991	$280,781

Net loss	$-	$-	$-	$(26,777)	$(26,777)
Repurchase of common stock		(699)			(699)
Payment of dividends	-	-	-	(879)	(879)
Employee stock purchases (2 shares)	30	-	-	-	30
Stock-based compensation	1,759	-	-	-	1,759
Changes in fair value of hedges	-	-	479	-	479
Other	1	-	-	-	1
Balance at December 31, 2015	$128,129	$(699)	$(70)	$127,335	$254,695

Net loss	$-	$-	$-	$(1,078)	$(1,078)
Payment of dividends	-	-	-	(877)	(877)
Employee stock purchase (3 shares)	46				46
Stock-based compensation	444	90	-	-	534
Changes in fair value of hedges	-	-	70	-	70
Balance at December 31, 2016	$128,619	$(609)	$-	$125,380	$253,390

Net income	$-	$-	$-	$18,963	$18,963
Payment of dividends	-	-	-	(878)	(878)
Employee stock purchases (1 share)	10	-	-	-	10
Stock-based compensation	824	272	-	-	1,096
Other	-	-	-	2	2
Balance at December 31, 2017	$129,453	$(337)	-	$143,467	$272,583

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Notes to Consolidated Financial Statements

For The Years Ended December 31, 2017, 2016 and 2015

1.    Summary of Significant Accounting Policies:

Nature of Business

The Company is a leading U.S. metals service center specializing in the processing and distribution of large volumes of carbon, coated, aluminum and stainless steel, flat-rolled coil, sheet and plate products and tubular and pipe products from facilities throughout the United States. The Company operates in three reportable segments; carbon flat products, specialty metals flat products, and tubular and pipe products. The carbon flat products segment and the specialty metals flat products segments are at times consolidated and referred to as the flat products segments. The flat products segments’ assets and resources are shared by the carbon and specialty metals segments and both segments’ products are stored in the shared facilities and, in some locations, processed on shared equipment. Due to the shared assets and resources, certain of the flat products segment expenses are allocated between the carbon flat products segment and the specialty metals flat products segment based upon an established allocation methodology. Through its carbon flat products segment, the Company sells and distributes large volumes of processed carbon and coated flat-rolled sheet, coil and plate products, and fabricated parts. Through its specialty metals flat products segment, the Company sells and distributes processed aluminum and stainless flat-rolled sheet and coil products, flat bar products and fabricated parts. Through our tubular and pipe products segment, which consists of our Chicago Tube & Iron (CTI) subsidiary the Company distributes metal tubing, pipe, bar, valves and fittings and fabricate pressure parts supplied to various industrial markets.

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

Concentration Risks

The Company is a major customer of flat-rolled coil and plate and tubular and pipe steel for many of its principal suppliers, but is not dependent on any one supplier. The Company purchased approximately 53%, 54% and 51% of its total steel requirements from its three largest suppliers in 2017, 2016 and 2015, respectively.

The Company has a diversified customer and geographic base, which reduces the inherent risk and cyclicality of its business. The concentration of net sales to the Company’s top 20 customers approximated 27%, 29% and 31% of consolidated net sales in 2017, 2016 and 2015, respectively. In addition, the Company’s largest customer accounted for approximately 4%, 4% and 6% of consolidated net sales in 2017, 2016 and 2015, respectively. Sales to industrial machinery and equipment manufacturers and their fabricators accounted for 51%, 51% and 49% of consolidated net sales in 2017, 2016 and 2015, respectively.

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

Accounts Receivable

The Company’s allowance for doubtful accounts is maintained at a level considered appropriate based on historical experience and specific customer collection issues that the Company has identified. Estimations are based upon the application of a historical collection rate to the outstanding accounts receivable balance, which remains fairly level from year to year, and judgments about the probable effects of economic conditions on certain customers, which can fluctuate significantly from year to year. The Company cannot guarantee that the rate of future credit losses will be similar to past experience. The Company considers all available information when assessing the adequacy of the allowance for doubtful accounts each quarter.

Inventories

Inventories are stated at the lower of its cost or net realizable value with the adoption of Accounting Standards Update (ASU) 2015-11 on January 1, 2017. Inventory costs include the costs of the purchased metals, inbound freight, external and internal processing and applicable labor and overhead costs. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.

Costs of the Company’s carbon and specialty metals flat products segments’ inventories, including flat-rolled sheet, coil and plate products are determined using the specific identification method.

Certain of the Company’s tubular and pipe products inventory is stated under the last-in, first-out (LIFO) method. At December 31, 2017 and December 31, 2016, approximately $48.1 million, or 17.5% of consolidated inventory, and $43.4 million, or 17.1% of consolidated inventory, respectively, was reported under the LIFO method of accounting. The cost of the remainder of tubular and pipe product segment’s inventory is determined using a weighted average rolling first-in, first-out (FIFO) method.

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

Income Taxes

The Company records, as an offset to the estimated effect of temporary differences between the tax basis of assets and liabilities and the reported amounts in its consolidated balance sheets, the tax effect of operating loss and tax credit carryforwards. If the Company determines that it will not be able to fully realize a deferred tax asset, it will record a valuation allowance to reduce such deferred tax asset to its realizable value. The Company recognizes interest accrued related to unrecognized tax benefits in income tax expense. Penalties, if incurred, would be recognized as a component of administrative and general expense.

During 2017, a net tax benefit was recorded based on currently available information and interpretations of applying the provisions of the 2017 U.S. Tax Cuts and Jobs Act (Tax Act) as of the time of filing this Annual Report on Form 10-K. In accordance with Staff Accounting Bulletin (SAB) No. 118 issued by the Securities and Exchange Commission (SEC), the income tax effect for certain aspects of the Tax Act represent provisional amounts for which the Company’s accounting is incomplete but a reasonable estimate could be determined and recorded during the fourth quarter of 2017. The guidance provides for a measurement period, up to one year from the enactment date, in which provisional amounts may be adjusted when additional information is obtained, prepared or analyzed about facts and circumstances that existed as of the enactment date, which, if known, would have affected the amounts that were initially recorded as provisional amounts. Adjustments to provisional amounts identified during the measurement period should be recorded as an income tax expense or benefit in the period the adjustment is determined.

Revenue Recognition

For both direct and toll shipments, revenue is recognized when title and risk of loss is transferred, which generally occurs upon delivery to the Company’s customers. Given the proximity of the Company’s customers to its facilities, substantially all of the Company’s sales are shipped and received within one day. Sales returns and allowances are treated as reductions to sales and are provided for based on historical experience and current estimates and are immaterial to the consolidated financial statements.

Certain engineered products produced by the tubular and pipe products segment typically take several months to produce due to their size and complexity. Substantially all projects are completed within nine months. The Company may request advance payments from customers during the production of these products. These payments are included in current short-term liabilities on the Company’s Consolidated Balance Sheet. Due to their short-term nature, the Company uses the units of delivery method to account for these contracts. Revenue for the contracts is recognized when the product is shipped and title of the product transfers to the customers. Revenues for these engineered products accounted for approximately 1.9%, 1.7% and 1.8% of the Company’s consolidated net sales during 2017, 2016 and 2015, respectively.

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

Impact of Recently Issued Accounting Pronouncements

In August 2017, the Financial Accounting Standards Board (FASB) issued ASU No 2017-12, “Derivatives and Hedging”. This ASU aligns an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. To meet that objective, the ASU expand and refine hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. This ASU also make certain targeted improvements to simplify the application of hedge accounting guidance and ease the administrative burden of hedge documentation requirements and assessing hedge effectiveness. This ASU is the final version of Proposed Accounting Standards Update 2016-310, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities”, which has been deleted. For public business entities, this ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early application is permitted in any interim period after issuance of the ASU. All transition requirements and elections should be applied to hedging relationships existing (that is, hedging relationships in which the hedging instrument has not expired, been sold, terminated, or exercised or the entity has not removed the designation of the hedging relationship) on the date of adoption. The effect of adoption should be reflected as of the beginning of the fiscal year of adoption. The adoption of this ASU is not expected to materially impact the Company’sconsolidated financial statements.

In May 2017, the FASB issued ASU No 2017-09, “Compensation – Stock Compensation (Topic 718)”. This ASU provides clarity and reduces both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation – Stock Compensation, to a change to the terms or conditions of a share-based payment award. The ASU provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This ASU is the final version of proposed Accounting Standards Update 2016-360, “Compensation—Stock Compensation (Topic 718)—Scope of Modification Accounting,” which has been deleted. The amendments in this ASU are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for (1) public business entities for reporting periods for which financial statements have not yet been issued and (2) all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in this ASU should be applied prospectively to an award modified on or after the adoption date. The adoption of this ASU is not expected to materially impact the Company’s consolidated financial statements.

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

In March 2016, the FASB issued ASU No 2016-09, “Improvements to Employee Share-Based Payment Accounting”. This ASU is part of the FASB’s Simplification Initiative and has been issued to reduce complexity in the presentation of employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The adoption of this ASU did not materially impact the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases,” which specifies the accounting for leases. The objective is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing and uncertainty of cash flows arising from a lease. This ASU introduces the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. The guidance will be effective for annual reporting periods beginning after December 15, 2018 and interim periods within those fiscal years with early adoption permitted. The Company is in the process of evaluating the impact of the future adoption of this standard on the Company’s consolidated financial statements.

In July 2015, the FASB issued ASU No 2015-11, Simplifying the Measurement of Inventory, “Inventory (Topic 330)”, which requires that inventory within the scope of this ASU be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Subsequent measurement is unchanged for inventory measured using last-in, first-out (LIFO) or the retail inventory method. The Company adopted this standard effective January 1, 2017. The adoption of this ASU did not have a material impact to the Company’s consolidated financial statements.”

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 for all entities by one year. This update is effective for public business entities for annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods. Earlier application was permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. ASU 2014-09 was to become effective for us beginning January 2017; however, ASU 2015-14 deferred our effective date until January 2018, which is when we adopted this standard. The ASU permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). The ASU also requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required for customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. The Company completed the process of evaluating the effect of the adoption and determined there were no material changes required to the reported revenues as a result of the adoption. The majority of the revenue arrangements generally consist of a single performance obligation to transfer goods or services. Based on the evaluation process and review of the contracts with customers, the timing and amount of revenue recognized based on ASU 2015-14 is consistent with the revenue recognition policy under previous guidance. The adoption of this ASU on January 1, 2018 using the modified retrospective approach will not have a material impact to the Company’s consolidated financial statements.

2.     Accounts Receivable:

Accounts receivable are presented net of allowances for doubtful accounts and unissued credits of $2.8 million and $2.4 million as of December 31, 2017 and 2016, respectively. Bad debt expense totaled $0.6 million, $0.4 million and $0.5 million in 2017, 2016 and 2015, respectively.

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

3.     Inventories:

Inventories consisted of the following:

As of December 31,
(in thousands)	2017	2016
Unprocessed	$225,187	$203,256
Processed and finished	50,120	51,270
Totals	$275,307	$254,526

During 2017, the Company recorded $2.7 million of LIFO expense as a result of increased metals pricing during 2017. The LIFO expense decreased the Company’s inventory balance and increased its cost of materials sold. During 2016, the Company recorded $1.5 million of LIFO income as a result of decreased metals pricing during 2016. The LIFO income increased the Company’s inventory balance and decreased its cost of materials sold.

If the FIFO method had been in use, inventories would have been $5.3 million and $8.0 million lower than reported at December 31, 2017 and 2016, respectively.

4.     Property and Equipment:

Property and equipment consists of the following:

(in thousands)	Depreciable Lives			December 31, 2017	December 31, 2016
Land		-		$15,881	$16,001
Land improvements	5	-	10	3,270	3,133
Buildings and improvements	7	-	30	131,655	133,010
Machinery and equipment	2	-	15	184,683	185,676
Furniture and fixtures	3	-	7	6,298	6,311
Computer software and equipment	2	-	5	28,677	27,848
Vehicles	2	-	5	1,746	1,456
Construction in progress		-		4,500	807
				376,710	374,242
Less accumulated depreciation				(229,062)	(218,476)
Net property and equipment				$147,648	$155,766

Leasehold improvements are included with buildings and improvements and are depreciated over the life of the lease or seven years, whichever is less.

Construction in progress as of December 31, 2017, primarily consisted of payments for a building expansion and additional processing equipment at our existing facilities that were not yet placed into service.

During the second quarter of 2017, the Company began actively marketing for sale certain property at the flat product segment’s Siler City, North Carolina facility. As a result of that decision, the Company reclassified $0.8 million of net book value related to that property along with certain machinery and equipment as assets held for sale in the Consolidated Balance Sheets. The sale of those assets is expected to be completed within the next twelve months and are presented as current assets. Based on the present real estate market and discussions with the Company’s real estate adviser, no material impairment of the recorded amounts has occurred as of December 31, 2017.

5.     Intangible Assets:

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

During 2017 and 2016, a step zero test was performed for the indefinitely lived intangible assets and no indication of impairment was present.

Intangible assets, net, consisted of the following as of December 31, 2017 and 2016:

	As of December 31, 2017
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Impairments	Intangible Assets, Net

Customer relationships - subject to amortization	$13,332	$(5,777)	$-	$7,555
Trade name - not subject to amortization	15,425	-	-	15,425
	$28,757	$(5,777)	$-	$22,980

	As of December 31, 2016
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Impairments	Intangible Assets, Net

Customer relationships - subject to amortization	$13,332	$(4,888)	$-	$8,444
Trade name - not subject to amortization	15,425	-	-	15,425
	$28,757	$(4,888)	$-	$23,869

The Company estimates that amortization expense for its intangible assets subject to amortization will be $0.9 million per year in each of the next five years.

6.     Debt:

The Company’s debt is comprised of the following components:

	As of December 31,
(in thousands)	2017	2016
Asset-based revolving credit facility due December 8, 2022	$196,235	$-
Asset-based revolving credit facility due June 30, 2019	-	164,599
Industrial revenue bond due April 1, 2018	930	1,825
Total debt	197,165	166,424
Less current amount	(930)	(1,825)
Total long-term debt	$196,235	$164,599

On December 8, 2017, the Company entered into a Third Amended and Restated Loan and Security Agreement (the “Loan Agreement”). The Loan Agreement provides for, among other things: (i) a revolving credit facility of up to $370 million, including a $20 million sub-limit for letters of credit and (ii) a first in, last out revolving credit facility of up to $30 million. Under the terms of the Loan Agreement, the Company may, subject to the satisfaction of certain conditions, request additional commitments under the revolving credit facility in the aggregate principal amount of up to $200 million to the extent that existing or new lenders agree to provide such additional commitments. The Loan Agreement matures on December 8, 2022.

The Loan Agreement is secured by substantially all of the existing and future personal property of the Company. The Loan Agreement contains customary representations and warranties and certain covenants that limit the ability of the Company to, among other things: (i) incur or guarantee additional indebtedness; (ii) pay distributions on, redeem or repurchase capital stock or redeem or repurchase subordinated debt; (iii) make investments; (iv) sell assets; (v) enter into agreements that restrict distributions or other payments from restricted subsidiaries to the Company; (vi) incur or suffer to exist liens securing indebtedness; (vii) consolidate, merge or transfer all or substantially all of their assets; and (viii) engage in transactions with affiliates. In addition, the Loan Agreement contains a financial covenant which includes: (i) if any commitments or obligations are outstanding and the Company’s availability is less than the greater of $30 million or 10.0% of the aggregate amount of revolver commitments ($40.0 million at December 31, 2017) or 10.0% of the aggregate borrowing base ($32.9 million at December 31, 2017) then the Company must maintain a ratio of Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA) minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00 for the most recent twelve fiscal month period.

The Company has the option to borrow under its revolver based on the agent’s base rate plus a premium ranging from 0.00% to 0.25% or the London Interbank Offered Rate (LIBOR) plus a premium ranging from 1.25% to 2.75%.

As of December 31, 2017, the Company was in compliance with its covenants and had approximately $128.9 million of availability under the Loan Agreement.

As of December 31, 2017, $1.9 million of bank financing fees were included in “Prepaid expenses and other” and “Other long-term assets” on the accompanying Consolidated Balance Sheets. The financing fees are being amortized over the five-year term of the Loan Agreement and are included in “Interest and other expense on debt” on the accompanying Consolidated Statements of Comprehensive Income.

As part of the CTI acquisition in July 2011, the Company assumed approximately $5.9 million of Industrial Revenue Bond (IRB) indebtedness. The bond matures in April 2018, with the option to provide principal payments annually in April. On April 3, 2017, the Company paid an optional principal payment of $0.9 million. The remaining balance of the IRB is included in “Current portion of long-term debt” on the accompanying Consolidated Balance Sheets as the payment is due in April 2018. Interest is payable monthly, with a variable rate that resets weekly. As a security for payment of the bonds, the Company obtained a direct pay letter of credit issued by JPMorgan Chase Bank, N.A. The letter of credit reduces annually by the principal reduction amount. The interest rate at December 31, 2017 was 1.71% for the IRB debt.

CTI entered into an interest rate swap agreement to reduce the impact of changes in interest rates on the above IRB. At December 31, 2017, the effect of the swap agreement on the bond was to fix the rate at 3.46%. The swap agreement matures in April 2018, and is reduced annually by the amount of the optional principal payments on the bond. The Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap agreement. However, the Company does not anticipate nonperformance by the counterparties.

Scheduled Debt Maturities, Interest, Debt Carrying Values

The Company’s principal payments over the next five years are detailed in the table below:

(in thousands)	2018	2019	2020	2021	2022	Total
ABL Credit Facility	$-	$-	$-	$-	$196,235	$196,235
Industrial revenue bond	930	-	-	-	-	930
Total principal payments	$930	$-	$-	$-	$196,235	$197,165

The overall effective interest rate for all debt, exclusive of deferred financing fees and deferred commitment fees, amounted to 3.0%, 2.4% and 2.1% in 2017, 2016 and 2015, respectively. Interest paid totaled $6.4 million, $4.3 million and $5.1 million for the years ended December 31, 2017, 2016 and 2015, respectively. Average total debt outstanding was $200.6 million, $152.5 million and $211.2 million in 2017, 2016 and 2015, respectively.

7.     Derivative Instruments:

Metals swaps

During 2017, 2016 and 2015, the Company entered into nickel swaps indexed to the London Metal Exchange (LME) price of nickel with third-party brokers. The nickel swaps are treated as derivatives for accounting purposes and are included in “Other accrued liabilities” and “Prepaid expenses and other” on the Consolidated Balance Sheet at December 31, 2017 and 2016. The Company entered into the swaps to mitigate its customers’ risk of volatility in the price of metals. The outstanding nickel swaps have one to twelve months remaining as of December 31, 2017. The swaps are settled with the brokers at maturity. The economic benefit or loss arising from the changes in fair value of the swaps is contractually passed through to the customer. The primary risk associated with the metals swaps is the ability of customers or third-party brokers to honor their agreements with the Company related to derivative instruments. If the customer or third-party brokers are unable to honor their agreements, the Company’s risk of loss is the fair value of the metals swaps.

While these derivatives are intended to help the Company manage risk, they have not been designated as hedging instruments. The periodic changes in fair value of the metals and embedded customer derivative instruments are included in “Cost of materials sold” in the Consolidated Statements of Comprehensive Income. The Company recognizes derivative positions with both the customer and the third party for the derivatives and classifies cash settlement amounts associated with them as part of “Cost of materials sold” in the Consolidated Statements of Comprehensive Income. The cumulative change in fair value of the metals swaps that have not yet settled as of December 31, 2017 are included in “Accounts receivable, net”, and the embedded customer derivatives are included in “Other accrued liabilities” on the Consolidated Balance Sheets at December 31, 2017. The cumulative change in fair value of the metals swaps that had not yet settled as of December 31, 2016 were included in “Other accrued liabilities”, and the embedded customer derivatives were included in “Accounts receivable, net” on the Consolidated Balance Sheets at December 31, 2016.

In 2014, the Company entered into cash flow metals hedges to mitigate its risk of volatility in the price of metals. The cash flow metals hedges were indexed to the NYMEX price of U.S. Midwest Domestic Hot-Rolled Coil Steel with third-party brokers. The metals hedges were accounted for as cash flow hedges. The impact of the mark-to-market adjustment on settled hedges is recorded in “Cost of materials sold” in the accompanying Consolidated Statements of Comprehensive Income. The impact for the twelve months ended December 31, 2015 was $2.4 million of expense. There were no cash flow metals hedges outstanding as of December 31, 2017 or 2016.

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

There was no net impact from the nickel swaps or embedded customer derivative agreements to the Company’s Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015. The table below shows the total impact to the Company’s Consolidated Statements of Comprehensive Income through “Net income (loss)” of the derivatives for the years ended December 31, 2017, 2016 and 2015.

	Net Gain (Loss) Recognized
(in thousands)	2017	2016	2015
Interest rate swap (CTI)	$(31)	$(66)	$(77)
Fixed interest rate swap (ABL)	-	(98)	(365)
Cash flow metals hedges	-	-	(2,400)
Metals swaps	475	68	(2,304)
Embedded customer derivatives	(475)	(68)	2,304
Total loss	$(31)	$(164)	$(2,842)

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

During 2017 and 2016, there were no transfers of financial assets between Levels 1, 2 or 3 fair value measurements. There have been no changes in the methodologies used at December 31, 2017 and December 31, 2016. Following is a description of the valuation methodologies used for assets and liabilities measured at fair value as of December 31, 2017 and December 31, 2016:

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

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company:

	Value of Items Recorded at Fair Value
	As of December 31, 2017
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Metal Swaps	$-	$382	$-	$382
Total assets at fair value	$-	$382	$-	$382

Liabilities:
Embedded customer derivatives	$-	$382	$-	$382
Interest rate swap (CTI)	-	5	-	5
Total liabilities recorded at fair value	$-	$387	$-	$387

	Value of Items Not Recorded at Fair Value
	As of December 31, 2017
(in thousands)	Level 1	Level 2	Level 3	Total
Liabilities:
IRB	$930	$-	$-	$930
ABL Credit Facility	-	196,235	-	196,235
Total liabilities not recorded at fair value	$930	$196,235	$-	$197,165

The value of the items not recorded at fair value represent the carrying value of the liabilities.

	Value of Items Recorded at Fair Value
	As of December 31, 2016
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Embedded customer derivatives	$-	$113	$-	$113
Total assets at fair value	$-	$113	$-	$113

Liabilities:
Metals swaps	$-	$113	$-	$113
Interest rate swap (CTI)	-	36	-	36
Total liabilities recorded at fair value	$-	$149	$-	$149

	Value of Items Not Recorded at Fair Value
	As of December 31, 2016
(in thousands)	Level 1	Level 2	Level 3	Total
Liabilities:
IRB	$1,825	$-	$-	$1,825
ABL Credit Facility	-	164,599	-	164,599
Total liabilities not recorded at fair value	$1,825	$164,599	$-	$166,424

The value of the items not recorded at fair value represent the carrying value of the liabilities.

The fair value of the IRB is determined using Level 1 inputs. The carrying value and the fair value of the IRB that qualify as financial instruments were $0.9 million and $1.8 million at December 31, 2017 and 2016, respectively.

The fair value of the ABL Credit Facility is determined using Level 2 inputs. The carrying value of the ABL Credit Facility was $196.2 million and $164.6 million at December 31, 2017 and 2016, respectively. Because the ABL Credit Facility was amended on December 8, 2017, management believes that it is carried at fair value.

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

On March 13, 2017, May 1, 2016 and March 1, 2015, the Compensation Committee of the Company’s Board of Directors approved the grant of 3,501, 3,094 and 4,639 restricted stock units (RSUs), respectively, to each non-employee Director. Subject to the terms of the Plan and the RSU agreement, the RSUs vest after one year of service (from the date of grant). The RSUs are not converted into shares of common stock until the director either resigns or is terminated from the Board of Directors. The fair value of each RSU was estimated to be the closing price of the Company’s common stock on the date of the grant, which was $19.99, $22.62 and $15.09 on March 13, 2017, May 1, 2016 and March 1, 2015, respectively.

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

In 2016, the Company adopted a formal RSU award program for employees who are promoted to an executive level position. During the third quarter of 2016, Andrew Greiff received 10,573 RSUs upon his promotion to Executive Vice President and Chief Operating Officer. These RSUs vest on the fifth anniversary of his promotion.

Stock-based compensation income or expense recognized on RSUs is summarized in the following table:

	For the years ended December 31,
(in thousands)	2017	2016	2015
RSU expense before taxes of New Plan	$560	$42	$-
RSU (income) expense before taxes of Old Plan	-	(73)	1,047
RSU (income) expense after taxes	636	81	631

All pre-tax charges related to RSUs were included in the caption “Administrative and general” on the accompanying Consolidated Statements of Comprehensive Income.

The following table summarizes the activity related to RSUs for the twelve months ended December 31, 2017:

	Number of Shares	Weighted Average Estimated Fair Value
Outstanding at December 31, 2016	421,486	$19.93
Granted	73,021	20.01
Converted into shares	(25,439)	16.71
Forfeited	-	-
Outstanding at December 31, 2017	469,068	$20.11
Vested at December 31, 2017	403,428	$19.89

Of the RSUs granted in 2017, 2016 and 2015, 26,837, 51,075 and 47,639, respectively, were used to fund supplemental executive retirement plan contributions (SERP). There was no intrinsic value for the RSUs that were converted into shares in 2017, 2016 and 2015.

11.   Commitments and Contingencies:

Operating Leases

The Company leases certain warehouses, sales offices, machinery and equipment and vehicles under long-term operating lease agreements. The leases expire at various dates through 2025. In some cases, the leases include options to extend. Rent and lease expense was $9.7 million, $9.1 million and $8.7 million for the years ended December 31, 2017, 2016 and 2015, respectively.

The future annual minimum lease payments as of December 31, 2017 are as follows:

(in thousands)	2018	2019	2020	2021	2022	Thereafter	Total
Lease payments	$6,385	$5,482	$4,774	$3,775	$2,871	$3,453	$26,740

Commitments and Contingencies

The Company is party to various legal actions that it believes are ordinary in nature and incidental to the operation of its business. In the opinion of management, the outcome of the proceedings to which the Company is currently a party will not have a material adverse effect upon its results of operations, financial condition or cash flows. During 2017, the Company recorded $1.0 million related to a settlement of a commercial dispute. The amount was included in “Administrative and general” expenses in the Consolidated Statements of Comprehensive Income. During 2016, the Company paid $1.7 million related to an arbitration decision for a 2015 foreign steel purchase. The amount was included in “Cost of materials sold” in the Consolidated Statements of Comprehensive Income.

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

At December 31, 2017, approximately 280 of the hourly plant personnel are represented by nine separate collective bargaining units. The table below shows the expiration dates of the collective bargaining agreements. Negotiations are currently on-going for our collective bargaining unit in Duluth, Minnesota.

Facility	Expiration date
Duluth, Minnesota	December 21, 2017
St. Paul, Minnesota	May 25, 2018
Milan, Illinois	August 12, 2018
Locust, North Carolina	March 4, 2020
Romeoville, Illinois	May 31, 2020
Minneapolis, Minnesota (coil)	September 30, 2020
Indianapolis, Indiana	January 29, 2021
Minneapolis, Minnesota (plate)	March 31, 2022
Detroit, Michigan	August 31, 2022

12.  Income Taxes:

The components of the Company’s provision (benefit) for income taxes from continuing operations were as follows:

	As of December 31,
(in thousands)	2017	2016	2015
Current:
Federal	$7,695	$2,563	$(149)
State and local	666	929	(752)
	8,361	3,492	(901)
Deferred	(10,974)	(1,994)	(5,916)
Income tax provision (benefit)	$(2,613)	$1,498	$(6,817)

The components of the Company’s deferred income taxes at December 31 are as follows:

(in thousands)	2017	2016
Deferred tax assets:
Inventory (excluding LIFO reserve)	$1,690	$2,531
Net operating loss and tax credit carryforwards	3,520	3,224
Allowance for doubtful accounts	419	533
Accrued expenses	5,684	7,228
Other	143	169
Deferred tax assets before valuation allowance	11,456	13,685
Valuation allowance	(2,379)	(2,017)
Total deferred tax assets	9,077	11,668

Deferred tax liabilities:
LIFO reserve	(3,958)	(5,874)
Property and equipment	(11,363)	(19,846)
Intangibles	(5,901)	(9,067)
Total deferred tax liabilities	(21,222)	(34,787)
Deferred tax liabilities, net	$(12,145)	$(23,119)

The following table summarizes the activity related to the Company’s gross unrecognized tax benefits:

(in thousands)	2017	2016	2015
Balance as of January 1	$38	$38	$58
Decreases related to prior year tax positions	-	-	(20)
Increases related to current year tax positions	15	13	13
Decreases related to lapsing of statute of limitations	(13)	(13)	(13)
Balance as of December 31	$40	$38	$38

It is expected that the amount of unrecognized tax benefits will not materially change in the next twelve months. The tax years 2014 through 2016 remain open to examination by major taxing jurisdictions to which the Company is subject.

The Company recognized interest related to uncertain tax positions in income tax expense.

The following table reconciles the U.S. federal statutory rate to the Company’s effective tax rate:

	2017		2016		2015
U.S. federal statutory rate in effect	35.0%		35.0%		35.0%
State and local taxes, net of federal benefit	3.6%		11.8%		1.4%
Sec. 199 manufacturing deduction	(3.8%	)	(33.6%	)	0.0%
Meals and entertainment	1.8%		64.3%		(0.6%	)
Tax credits	(1.3%	)	(48.7%	)	0.4%
Change in valuation allowance	0.6%		205.4%		0.0%
Change in U.S. federal statutory rate	(37.7%	)	0.0%		0.0%
Change in tax affect of SERP	(11.4%	)	0.0%		0.0%
Goodwill impairment	0.0%		0.0%		(17.1%	)
All other, net	(2.8%	)	122.4%		1.2%
Effective income tax rate	(16.0%	)	356.6%		20.3%

In 2017, the Company made an out-of-period adjustment to correct and record previously unrecognized deferred tax assets, and the associated tax benefit, related to a portion of the SERP that had previously been considered non-deductible under Section 162(m) limitations in prior years. Due to the mandatory waiting period of six months prior to any SERP payment distribution, in 2017 the Company determined that the Section 162(m) non-deductibility limitations did not apply. The adjustment, which had accumulated since the inception of the SERP in 2005, resulted in an increase to after-tax income of $1.9 million in 2017.  The Company determined that this adjustment was not material to its current or prior period consolidated financial statements.

On December 22, 2017, the President of the United States signed into law the Tax Act. The Tax Act, among other things, lowered the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018. Consequently, the Company decreased its net deferred tax liability as of December 31, 2017 by $6.2 million resulting in an income tax benefit to reflect the estimated impact of the Tax Act. Based on the Company’s predominantly U.S. based operational footprint, additional international and minimum tax provisions under the Tax Act, including the one-time transition tax for the transition from the worldwide system to the territorial system, are not applicable, or would not be material to the Company.

The Company believes the calculation of the impact as a result of the reduced U.S. corporate income tax rate is complete except for changes in estimates that can result from finalizing the filing of its 2017 U.S. income tax return, which are not anticipated to be material, and changes that may be a direct impact of other provisional amounts recorded due to the enactment of the Tax Act.

While the Company has substantially completed its analysis of the income tax effects of the Tax Act and recorded a reasonable estimate of such effects, certain items related to the Tax Act may differ, possibly materially, due to further refinement of the calculations, changes in interpretations and assumptions made, additional guidance that may be issued by the U.S. government, and actions related to accounting policy decisions the Company may make as a result of the Tax Act. The Company will complete its analysis of these items over a one-year measurement period ending December 22, 2018, and any adjustment provided by the SEC under SAB 118 during this measurement period will be included in net earnings from continuing operations as an adjustment to income tax expense (benefit) in the reporting period when such adjustments are determined.

The Company's effective tax rate was disproportionately high in 2016 from comparative periods due to low income before taxes relative to items that impact the effective tax rate.  During 2016, the Company recorded a valuation allowance of $0.9 million to reduce certain state deferred tax assets to the amount that is more likely than not to be realized.

Income taxes paid in 2017, 2016 and 2015 totaled $9.4 million, $1.0 million and $0.6 million, respectively. Some subsidiaries of the Company’s consolidated group file state tax returns on a separate company basis and have state net operating loss carryforwards expiring over the next seven to 20 years. A valuation allowance is recorded to reduce certain deferred tax assets to the amount that is more likely than not to be realized.

13.  Shares Outstanding and Earnings Per Share:

Earnings per share have been calculated based on the weighted average number of shares outstanding as set forth below:

	For the years ended December 31,
(in thousands, except per share data)	2017	2016	2015

Weighted average basic shares outstanding	11,381	11,210	11,192
Assumed exercise of stock options and issuance of stock awards	-	-	-
Weighted average diluted shares outstanding	11,381	11,210	11,192
Net income (loss)	$18,963	$(1,078)	$(26,777)
Basic earnings (loss) per share	$1.67	$(0.10)	$(2.39)
Diluted earnings (loss) per share	$1.67	$(0.10)	$(2.39)
Anti-dilutive securities outstanding	65	167	125

14.  Stock Repurchase Program:

On October 2, 2015, the Company announced that its Board of Directors authorized a stock repurchase program of up to 550,000 shares of the Company’s issued and outstanding common stock, which could include open market repurchases, negotiated block transactions, accelerated stock repurchases or open market solicitations for shares, all or some of which may be effected through Rule 10b5-1 plans. Any of the repurchased shares are held in the Company’s treasury, or canceled and retired as the Board may determine from time to time. Any repurchases of common stock are subject to the covenants contained in the Loan Agreement. Under the Loan Agreement, the Company may repurchase common stock and pay dividends up to $5.0 million in the aggregate during any trailing twelve months without restrictions. Purchases of common stock or dividend payments in excess of $5.0 million in the aggregate require the Company to (i) maintain availability in excess of 20.0% of the aggregate revolver commitments ($80.0 million at December 31, 2017) or (ii) to maintain availability equal to or greater than 15.0% of the aggregate revolver commitments ($60.0 million at December 31, 2017) and the Company must maintain a pro-forma ratio of EBITDA minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00.

There were no shares repurchased during 2017 or 2016. During the fourth quarter of 2015, the Company repurchased 65,283 shares of outstanding common stock at an average cost of $10.71 per share.

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

The following table provides financial information by segment and reconciles the Company’s operating income by segment to the consolidated income before income taxes for the years ended December 31, 2017, 2016 and 2015.

	For the Year Ended December 31,
(in thousands)	2017	2016	2015
Net sales
Carbon flat products	$869,628	$670,983	$765,400
Specialty metals flat products	227,200	189,930	192,516
Tubular and pipe products	233,868	194,203	217,627
Total net sales	$1,330,696	$1,055,116	$1,175,543

Depreciation and amortization
Carbon flat products	$10,906	$11,690	$12,200
Specialty metals flat products	811	797	698
Tubular and pipe products	5,659	5,896	6,036
Corporate	102	102	102
Total depreciation and amortization	$17,478	$18,485	$19,036

Operating income
Carbon flat products	$17,886	$(4,371)	$(7,217)
Specialty metals flat products	11,240	9,841	(1,074)
Tubular and pipe products	4,568	7,713	12,583
Corporate	(9,708)	(7,435)	(7,120)
Goodwill and intangible asset impairment (a)	-	-	(24,951)
Total operating income (loss)	$23,986	$5,748	$(27,779)
Other loss, net	(118)	(55)	(125)
Income (loss) before interest and income taxes	23,868	5,693	(27,904)
Interest and other expense on debt	7,518	5,273	5,690
Income (loss) before income taxes	$16,350	$420	$(33,594)

(a)	$24,451 of the goodwill and intangible asset impairment in 2015 related to the tubular and pipe products segment, $500 related to the specialty metals flat products segment.

	For the Year Ended December 31,
(in thousands)	2017	2016	2015
Capital expenditures
Flat products	$7,325	$5,105	$4,295
Tubular and pipe products	2,833	1,719	3,022
Corporate	2	-	-
Total capital expenditures	$10,160	$6,824	$7,317

Assets
Flat products	$409,116	$363,626
Tubular and pipe products	194,787	192,088
Corporate	255	354
Total assets	$604,158	$556,068

There were no material revenue transactions between the carbon flat products, specialty metals flat products and tubular and pipe products segments for the years ended December 31, 2017, 2016 and 2015.

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

The 401(k) retirement plans allow eligible employees to contribute up to the statutory maximum. The Company’s non-union 401(k) matching contribution is determined annually by the Board of Directors and is based on a percentage of eligible employees’ earnings and contributions. For the 401(k) retirement plans, the Company matched one-half of each eligible employee’s contribution, limited to the first 6% of eligible compensation.

In 2005, the Board of Directors adopted a SERP, which has been amended from time to time. Contributions to the SERP are based on: (i) a portion of the participants’ compensation multiplied by a factor of 6.5% or 13% depending on participant; and (ii) for certain participants a portion of the participants’ compensation multiplied by a factor which is contingent upon the Company’s return on invested capital. Benefits are subject to a vesting schedule of up to five years.

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

The most recent Pension Protection Act zone status available is for the plan year beginning January 1, 2017, and the Multiemployer Plan’s actuary has certified that the Multiemployer Plan is neither in critical status nor endangered status and that it is in the green zone. The green zone status is based on information that CTI received from the Multiemployer Plan and is certified by the Multiemployer Plan’s actuary. Among other factors, plans in the green zone are at least 80 percent funded.

CTI contributes to the Multiemployer Plan under the terms of a collective bargaining agreement that covers certain of its union employees, and which expires May 31, 2020. CTI contributions to the Multiemployer Plan were immaterial for the years ended December 31, 2017 and 2016.

Retirement plan expense, which includes all Company 401(k), SERP defined contributions and the Multiemployer Plan, amounted to $2.6 million, $2.2 million and $2.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.

The fair values of the Company's SERP assets as of December 31, 2017 were $6.5 million and are measured at Net Asset Value (NAV) as a practical expedient to estimate fair value and therefore are not classified in the fair value hierarchy. Under the practical expedient approach, the NAV is based on the fair value of the underlying investments held by each fund less its liabilities. This practical expedient would not be used when it is determined to be probable that the fund will sell the investment for an amount different than the reported NAV. The fair value of the SERP assets are included in Other Long Term Assets on the consolidated Balance Sheets.

17.  Related-Party Transactions:

The Company’s Chief Executive Officer owns 50% of an entity that owns one of the Cleveland warehouses and leases it to the Company at a fair market value annual rental of $0.2 million. The lease expires on December 31, 2018 with four five-year renewal options.

Schedule II – Valuation and Qualifying Accounts

(in thousands)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year Ended December 31, 2015
Allowance for doubtful accounts	$1,348	$506	$-	$(555)	$1,299
Tax valuation reserve	$1,381	$-	$-	$(351)	$1,030

Year Ended December 31, 2016
Allowance for doubtful accounts	$1,299	$369	$-	$(283)	$1,385
Tax valuation reserve	$1,030	$987	$-	$-	$2,017

Year Ended December 31, 2017
Allowance for doubtful accounts	$1,385	$641	$-	$(416)	$1,610
Tax valuation reserve	$2,017	$362	$-	$-	$2,379

SUPPLEMENTAL FINANCIAL INFORMATION

(in thousands, except per share data)

(unaudited)

2017	1st quarter	2nd quarter	3rd quarter	4th quarter	Year
Net sales	$334,893	$356,195	$331,442	$308,166	$1,330,696
Operating income (loss) (a)	11,051	9,633	5,286	(1,984)	23,986
Income (loss) before income taxes	9,399	7,817	3,298	(4,164)	16,350
Net income (b)	$7,699	$4,797	$2,280	$4,187	$18,963
Basic net income (loss) per share	$0.68	$0.42	$0.20	$0.37	$1.67
Weighted average shares outstanding - basic	11,369	11,383	11,386	11,389	11,381
Diluted net income (loss) per share	$0.68	$0.42	$0.20	$0.37	$1.67
Weighted average shares outstanding - diluted	11,369	11,390	11,386	11,391	11,381
Market price of common stock: (c)
High	$27.93	$24.00	$22.44	$22.86	$27.93
Low	18.05	15.83	16.58	18.10	15.83

2016	1st quarter	2nd quarter	3rd quarter	4th quarter	Year
Net sales	$258,349	$273,608	$268,255	$254,904	$1,055,116
Operating income (loss) (d)	35	8,339	27	(2,653)	5,748
Income (loss) before income taxes	(1,255)	7,007	(1,288)	(4,044)	420
Net income (loss)	$(767)	$3,550	$(1,757)	$(2,104)	$(1,078)
Basic net income (loss) per share	$(0.07)	$0.32	$(0.16)	$(0.19)	$(0.10)
Weighted average shares outstanding - basic	11,182	11,216	11,219	11,221	11,210
Diluted net income (loss) per share	$(0.07)	$0.32	$(0.16)	$(0.19)	$(0.10)
Weighted average shares outstanding - diluted	11,182	11,216	11,219	11,221	11,210
Market price of common stock: (c)
High	$17.50	$27.48	$31.19	$28.67	$31.19
Low	7.98	15.41	17.42	17.14	7.98

(a)	Operating income (loss) in 2017 includes $2,707 of LIFO expense related to the Company's tubular and pipe products segment.
(b)	Includes a $6.2 million tax benefit related to the U.S. Tax Cuts and Jobs Act.
(c)	Represents the high and low sales prices of our common stock as reported by the Nasdaq Global Select Market.
(d)	Operating income (loss) in 2016 includes $1,489 of LIFO income related to the Company's tubular and pipe products segment.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Evaluations required by Rule 13a-15 of the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Annual Report have been carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon such evaluations, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2017 in providing reasonable assurance that information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the rules and forms of the SEC.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

Information required by Item 10 as to the executive officers is provided in Part I of this Annual Report on Form 10-K and is incorporated by reference into this section. Other information required by Item 10 will be incorporated herein by reference to the information set forth in our definitive proxy statement for our 2018 Annual Meeting of Shareholders.

ITEM 11.  EXECUTIVE COMPENSATION

Information required by Item 11 will be incorporated herein by reference to the information set forth in our definitive proxy statement for our 2018 Annual Meeting of Shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by Item 12 will be incorporated herein by reference to the information set forth in our definitive proxy statement for our 2018 Annual Meeting of Shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by Item 13 will be incorporated herein by reference to the information set forth in our definitive proxy statement for our 2018 Annual Meeting of Shareholders.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by Item 14 will be incorporated herein by reference to the information set forth in our definitive proxy statement for our 2018 Annual Meeting of Shareholders.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) The following financial statements are included in Part II, Item 8:

Report of Independent Registered Public Accounting Firm

Management’s Report on Internal Control Over Financial Reporting

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2017, 2016 and 2015

Consolidated Balance Sheets as of December 31, 2017 and 2016

Consolidated Statements of Cash Flows for the Years Ended December 31, 2017, 2016 and 2015

Supplemental Disclosures of Cash Flow Information for the Years Ended December 31, 2017, 2016 and 2015

Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2017, 2016 and 2015

Notes to Consolidated Financial Statements for the Years Ended December 31, 2017, 2016 and 2015

(a)(2) Financial Statement Schedules.

Schedule II – Valuation and Qualifying Accounts

(a)(3) Exhibits. The Exhibits filed herewith are set forth on the Index to Exhibits filed as part of this Annual Report and incorporated herein by reference.

INDEX TO EXHIBITS

Exhibit	Description	Reference
3.1(i)	Amended and Restated Articles of Incorporation	Incorporated by reference to Exhibit 3.1(i) to the Registration Statement on Form S-1 (Registration No. 33-73992) filed with the Commission on January 12, 1994.
3.1(ii)	Amended and Restated Code of Regulations	Incorporated by reference to Exhibit 3.1 to Company’s Form 10-Q filed with the Commission on August 6, 2015 (Commission File No. 0-23320).
4.25

Third Amended and Restated Loan and Security Agreement, dated as of December 8, 2017, by and among the Registrant, the financial institutions from time to time party thereto, Bank of America, N.A., as administrative agent, and the other agents from time to time party thereto.

Incorporated by reference to Exhibit 4.25 to Registrant's Form 8-K filed with the Commission on December 14, 2017 (Commission File No. 0-23320).
10.8 *	Form of Management Retention Agreement for Senior Executive Officers of the Company	Incorporated by reference to Exhibit 10.8 to Registrant's Form 10-Q filed with the Commission on August 7, 2000 (Commission File No. 0-23320).
10.9 *	Form of Management Retention Agreement for Other Officers of the Company	Incorporated by reference to Exhibit 10.9 to Registrant's Form 10-Q filed with the Commission on August 7, 2000 (Commission File No. 0-23320).
10.14 *	Olympic Steel, Inc. Executive Deferred Compensation Plan dated December 15, 2004	Incorporated by reference to Exhibit 10.14 to Registrant’s Form 10-K filed with the Commission on March 14, 2005 (Commission File No. 0-23320).

Exhibit	Description	Reference
10.15 *	Form of Non-Solicitation Agreements	Incorporated by reference to Exhibit 10.15 to Registrant’s Form 8-K filed with the Commission on March 4, 2005 (Commission File No. 0-23320).
10.16 *	Form of Management Retention Agreement	Incorporated by reference to Exhibit 10.16 to Registrant’s Form 10-Q filed with the Commission on August 8, 2005 (Commission File No. 0-23320).
10.17 *	Supplemental Executive Retirement Plan Term Sheet	Incorporated by reference to Exhibit 99.1 to Registrant’s Form 8-K filed with the Commission on January 5, 2006 (Commission File No. 0-23320).
10.20 *	Olympic Steel, Inc. Supplemental Executive Retirement Plan	Incorporated by reference to Exhibit 10.20 to Registrant’s Form 8-K filed with the Commission on April 28, 2006 (Commission File No. 0-23320).
10.21 *	Amended and Restated Olympic Steel, Inc. 2007 Omnibus Incentive Plan	Incorporated by reference to Exhibit 4.3 to Registrant’s Registration Statement on Form S-8 (Registration No. 333-211023) filed with the Commission on April 29, 2016.
10.30 *	Olympic Steel, Inc. Senior Manager Compensation Plan	Incorporated by reference to Exhibit 10.30 to Registrant’s Form 10-Q filed with the Commission on May 6, 2011 (Commission File No. 0-23320).
10.31 *	David A. Wolfort Employment Agreement effective as of January 1, 2016	Incorporated by reference to Exhibit 10.31 to Registrant’s Form 8-K filed with the Commission on December 31, 2015 (Commission File No. 0-23320).
10.32 *	Donald McNeeley Employment Agreement effective as of March 31, 2016	Incorporated by reference to Exhibit 10.32 to Registrant’s Form 8-K filed with the Commission on March 31, 2016 (Commission File No. 0-23320).
10.33 *	Richard T. Marabito Employment Agreement effective as of November 23, 2016	Incorporated by reference to Exhibit 10.13 to Registrant’s Form 8-K filed with the Commission on November 23, 2016 (Commission File No. 0-23320).
10.34 *	Form of RSU Agreements for Messrs. Siegal, Wolfort and Marabito.	Incorporated by reference to Exhibit 10.34 to Registrant’s Form 10-K filed with the Commission on February 23, 2012 (Commission File No. 0-23320).
10.35 *	Michael D. Siegal Employment Agreement effective as of December 20, 2017	Incorporated by reference to Exhibit 10.35 to Registrant’s Form 8-K filed with the Commission on December 22, 2017 (Commission File No. 0-23320).

Exhibit	Description	Reference
10.37*	Amendment to Form of Management Retention Agreement for Senior Executive Officers of the Company	Incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q filed with the Commission on May 1, 2015 (Commission File No. 0-23320).
10.38 *	Andrew S. Greiff Employment Agreement effective as of August 19, 2016	Incorporated by reference to Exhibit 10.38 to Registrant’s Form 8-K filed with the Commission on August 23, 2016 (Commission File No. 0-23320).
21	List of Subsidiaries	Filed herewith
23	Consent of Independent Registered Public Accounting Firm	Filed herewith
24	Directors and Officers Powers of Attorney	Filed herewith
31.1	Certification of the Principal Executive Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of the Principal Financial Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Written Statement of Michael D. Siegal, Chairman and Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Written Statement of Richard T. Marabito, Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*      This exhibit is a management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OLYMPIC STEEL, INC.

March 2, 2018	By:	/s/ Richard T. Marabito
Richard T. Marabito,
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated and on the dates indicated.

March 2, 2018	/s/	Michael D. Siegal *
Michael D. Siegal
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

March 2, 2018	/s/	David A. Wolfort *
David A. Wolfort
President and Director

March 2, 2018	/s/	Richard T. Marabito *
Richard T. Marabito
Chief Financial Officer (Principal Financial Officer
and Principal Accounting Officer)

March 2, 2018	/s/	Donald R. McNeeley *
Donald R. McNeeley
President of Chicago Tube and Iron and Director

March 2, 2018	/s/	Ralph M. Della Ratta, Jr. *
Ralph M. Della Ratta, Jr., Lead Director

March 2, 2018	/s/	Arthur F. Anton *
Arthur F. Anton, Director

March 2, 2018	/s/	Dirk A. Kempthorne *
Dirk A. Kempthorne, Director

March 2, 2018	/s/	Michael G. Rippey *
Michael G. Rippey, Director

March 2, 2018	/s/	Howard L. Goldstein *
Howard L. Goldstein, Director

* The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to the Powers of Attorney executed by the above-named officers and directors of the Company and filed with the Securities and Exchange Commission on behalf of such officers and directors.

By:	/s/ Richard T. Marabito	March 2, 2018
Richard T. Marabito, Attorney-in-Fact