Form 10-Q
period 2018-03-31
OLYMPIC STEEL INC
filed 2018-05-03
CIK 917470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

( X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined Rule 12b-2 of the Exchange Act). Yes (  ) No (X)

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 3, 2018
Common stock, without par value	10,998,480

Olympic Steel, Inc.

Index to Form 10-Q

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Olympic Steel, Inc.

Consolidated Balance Sheets

 (in thousands)

	As of
	March 31, 2018	December 31, 2017
	(unaudited)
Assets
Cash and cash equivalents	$3,412	$3,009
Accounts receivable, net	174,813	132,737
Inventories, net (includes LIFO debit of $4,837 and $5,337 as of March 31, 2018 and December 31, 2017, respectively)	319,024	275,307
Prepaid expenses and other	5,698	8,333
Assets held for sale	750	750
Total current assets	503,697	420,136
Property and equipment, at cost	384,218	376,710
Accumulated depreciation	(232,908)	(229,062)
Net property and equipment	151,310	147,648
Intangible assets, net	22,758	22,980
Other long-term assets	13,114	13,394
Total assets	$690,879	$604,158

Liabilities
Current portion of long-term debt	$-	$930
Accounts payable	112,518	84,034
Accrued payroll	9,782	11,999
Other accrued liabilities	14,567	14,184
Total current liabilities	136,867	111,147
Credit facility revolver	248,955	196,235
Other long-term liabilities	11,215	12,048
Deferred income taxes	12,827	12,145
Total liabilities	409,864	331,575
Shareholders' Equity
Preferred stock	-	-
Common stock	130,379	129,453
Treasury stock	(239)	(337)
Retained earnings	150,875	143,467
Total shareholders' equity	281,015	272,583
Total liabilities and shareholders' equity	$690,879	$604,158

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Consolidated Statements of Comprehensive Income

For the Three Months Ended March 31,

(in thousands, except per share data)

	2018	2017
	(unaudited)
Net sales	$375,598	$334,893
Costs and expenses
Cost of materials sold (excludes items shown seperately below)	294,777	258,454
Warehouse and processing	23,436	23,501
Administrative and general	18,872	18,165
Distribution	12,139	10,365
Selling	7,228	6,511
Occupancy	2,555	2,310
Depreciation	4,024	4,314
Amortization	222	222
Total costs and expenses	363,253	323,842
Operating income	12,345	11,051
Other loss, net	46	26
Income before interest and income taxes	12,299	11,025
Interest and other expense on debt	1,986	1,626
Income before income taxes	10,313	9,399
Income tax provision	2,684	1,700
Net income and total comprehensive income	$7,629	$7,699

Earnings per share:
Net income per share - basic	$0.67	$0.68
Weighted average shares outstanding - basic	11,418	11,369
Net income per share - diluted	$0.67	$0.68
Weighted average shares outstanding - diluted	11,418	11,369

Dividends declared per share of common stock	$0.02	$0.02

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Consolidated Statements of Cash Flows

For the Three Months Ended March 31,

(in thousands)

	2018	2017
	(unaudited)
Cash flows from (used for) operating activities:
Net income	$7,629	$7,699
Adjustments to reconcile net income to net cash from (used for) operating activities -
Depreciation and amortization	4,357	4,766
Loss on disposition of property and equipment	7	7
Stock-based compensation	1,024	656
Other long-term assets	207	(335)
Other long-term liabilities	(151)	(1,406)
	13,073	11,387
Changes in working capital:
Accounts receivable	(42,076)	(38,379)
Inventories	(43,717)	(8,664)
Prepaid expenses and other	2,616	2,075
Accounts payable	34,029	6,771
Change in outstanding checks	(5,545)	982
Accrued payroll and other accrued liabilities	(1,835)	136
	(56,528)	(37,079)
Net cash used for operating activities	(43,455)	(25,692)

Cash flows from (used for) investing activities:
Capital expenditures	(7,743)	(2,066)
Proceeds from disposition of property and equipment	50	84
Net cash used for investing activities	(7,693)	(1,982)

Cash flows from (used for) financing activities:
Credit facility revolver borrowings	129,549	105,463
Credit facility revolver repayments	(76,829)	(77,091)
Industrial revenue bond repayments	(930)	-
Credit facility fees and expenses	(19)	-
Proceeds from exercise of stock options (including tax benefit)	-	10
Dividends paid	(220)	(219)
Net cash from financing activities	51,551	28,163

Cash and cash equivalents:
Net change	403	489
Beginning balance	3,009	2,315
Ending balance	$3,412	$2,804

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Supplemental Disclosures of Cash Flow Information

For the Three Months Ended March 31,

(in thousands)

	2018	2017
	(unaudited)

Interest paid	$1,841	$1,365
Income taxes paid	$52	$26

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Notes to Unaudited Consolidated Financial Statements

March 31, 2018

1.	Basis of Presentation:

The accompanying consolidated financial statements have been prepared from the financial records of Olympic Steel, Inc. and its wholly-owned subsidiaries (collectively, Olympic or the Company), without audit and reflect all normal and recurring adjustments which are, in the opinion of management, necessary to fairly state the results of the interim periods covered by this report. Year-to-date results are not necessarily indicative of 2018 annual results and these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. All intercompany transactions and balances have been eliminated in consolidation.

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

Impact of Recently Issued Accounting Pronouncements

In August 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No 2017-12, “Derivatives and Hedging”. This ASU aligns an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. To meet that objective, the ASU expands and refines hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. This ASU also makes certain targeted improvements to simplify the application of hedge accounting guidance and ease the administrative burden of hedge documentation requirements and assessing hedge effectiveness. This ASU is the final version of proposed ASU 2016-310, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities”, which has been deleted. For public business entities, this ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early application is permitted in any interim period after issuance of the ASU. All transition requirements and elections should be applied to hedging relationships existing (that is, hedging relationships in which the hedging instrument has not expired, been sold, terminated, or exercised or the entity has not removed the designation of the hedging relationship) on the date of adoption. The effect of adoption should be reflected as of the beginning of the fiscal year of adoption. The adoption of this ASU is not expected to materially impact the Company’s consolidated financial statements.

In May 2017, the FASB issued ASU No 2017-09, “Compensation – Stock Compensation (Topic 718)”. This ASU provides clarity and reduces both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation – Stock Compensation, to a change to the terms or conditions of a share-based payment award. The ASU provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This ASU is the final version of proposed ASU 2016-360, “Compensation—Stock Compensation (Topic 718)—Scope of Modification Accounting,” which has been deleted. The amendments in this ASU are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The amendments in this ASU should be applied prospectively to an award modified on or after the adoption date. The adoption of this ASU did not materially impact the Company’s consolidated financial statements.

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

In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” which deferred the effective date of ASU 2014-09 for all entities by one year. This update is effective for public business entities for annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods. Earlier application was permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. ASU 2014-09 was to become effective for us beginning January 2017; however, ASU 2015-14 deferred our effective date until January 2018, which is when we adopted this standard. The ASU permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). The ASU also requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required for customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract.  The Company completed the process of evaluating the effect of the adoption and determined there were no material changes required to the reported revenues as a result of the adoption. Substantially all of the revenue arrangements consist of a single performance obligation to transfer goods. Based on the evaluation process and review of the contracts with customers, the timing and amount of revenue recognized based on ASU 2015-14 is consistent with the revenue recognition policy under previous guidance. The adoption of this ASU on January 1, 2018 using the modified retrospective approach applied to those contracts which were not completed as of January 1, 2018 did not have a material impact on the Company’s consolidated financial statements.  Comparative information has not been restated and continues to be reported under the accounting standard in effect for those periods.  The impact of adopting ASU 606 was not material to the Company’s consolidated financial statements as of and for the three months ended March 31, 2018.  See note 2.

2.	Revenue Recognition:

The Company provides metals processing, distribution and delivery of large volumes of processed carbon, coated flat rolled sheet, coil and plate products, aluminum, and stainless flat rolled products, flat bar products, metal tubing, pipe, bar, valves, fittings, and fabricated parts.  The Company's contracts with customers are comprised of purchase orders with standard terms and conditions.  Occasionally the Company may also have long-term agreements with customers.  Substantially all of the contracts with customers require the delivery of metals which represent single performance obligations that are satisfied upon transfer of control of the product to the customer.

Transfer of control is assessed based on the use of the product distributed and rights to payment for performance under the contract terms. Transfer of control and revenue recognition for substantially all of the Company’s sales occur upon shipment or delivery of the product, which is when title, ownership and risk of loss pass to the customer and is based on the applicable shipping terms. The shipping terms depend on the customer contract.  An invoice for payment is issued at time of shipment and terms are generally net 30 days.  The Company has certain fabrication contracts in one business unit for which revenue is recognized over time as performance obligations are achieved.  This fabrication business is not material to the Company's consolidated results.

Within the metals industry, revenue is frequently disaggregated by products sold. The table below disaggregates the Company’s revenues by segment and products sold.

	Disaggregated Revenue by Products Sold
	For the Three Months Ended March 31, 2018
	Carbon flat products	Specialty metals flat products	Tubular and pipe products	Total
Hot Rolled	36.6%	0.0%	0.0%	36.6%
Plate	12.5%	0.0%	0.0%	12.5%
Cold Rolled	5.2%	0.0%	0.0%	5.2%
Coated	8.2%	0.0%	0.0%	8.2%
Specialty	0.0%	17.4%	0.0%	17.4%
Tube	0.0%	0.0%	18.4%	18.4%
Other	1.7%	0.0%	0.0%	1.7%
Total	64.2%	17.4%	18.4%	100.0%

3.	Accounts Receivable:

Accounts receivable are presented net of allowances for doubtful accounts and unissued credits of $3.1 million and $2.8 million as of March 31, 2018 and December 31, 2017, respectively. The allowance for doubtful accounts is maintained at a level considered appropriate based on historical experience and specific customer collection issues that have been identified. Estimations are based upon a calculated percentage of accounts receivable, which remains fairly level from year to year, and judgments about the probable effects of economic conditions on certain customers, which can fluctuate significantly from year to year. The Company cannot guarantee that the rate of future credit losses will be similar to past experience. The Company considers all available information when assessing the adequacy of its allowance for doubtful accounts and unissued credits each quarter.

4.	Inventories:

Inventories consisted of the following:

	Inventory as of
(in thousands)	March 31, 2018	December 31, 2017
Unprocessed	$264,837	$225,187
Processed and finished	54,187	50,120
Totals	$319,024	$275,307

The Company values certain of its tubular and pipe products inventory at the last-in, first-out (LIFO) method. At March 31, 2018 and December 31, 2017, approximately $51.1 million, or 16.0% of consolidated inventory, and $48.1 million, or 17.5% of consolidated inventory, respectively, was reported under the LIFO method of accounting. The cost of the remainder of the tubular and pipe products inventory is determined using a weighted average rolling first-in, first-out (FIFO) method.

During the three months ended March 31, 2018, the Company recorded $0.5 million of LIFO expense as the current projections anticipate increased pricing and volume of LIFO inventory for the remainder of the year. During the three months ended March 31, 2017, the Company recorded $0.4 million of LIFO expense.

If the FIFO method had been in use, inventories would have been $4.8 million and $5.3 million lower than reported at March 31, 2018 and December 31, 2017, respectively.

5.	Debt:

The Company’s debt is comprised of the following components:

	As of
	March 31,	December 31,
(in thousands)	2018	2017
Asset-based revolving credit facility due December 8, 2022	$248,955	$196,235
Industrial revenue bond due April 1, 2018	-	930
Total debt	248,955	197,165
Less current amount	-	(930)
Total long-term debt	$248,955	$196,235

The Company’s asset-based credit facility (the ABL Credit Facility) is collateralized by the Company’s accounts receivable inventory and personal property. The ABL Credit Facility consists of (i) a revolving credit facility of $370 million, including a $20 million sub-limit for letters of credit and (ii) a first in, last out revolving credit facility of up to $30 million. Under the terms of the ABL Credit Facility, the Company may request additional commitments in the aggregate principal amount of up to $200 million to the extent that existing or new lenders agree to provide such additional commitments. Revolver borrowings are limited to the lesser of a borrowing base, comprised of eligible receivables and inventories, or $400 million in the aggregate. The ABL Credit Facility matures on December 8, 2022.

The ABL Credit Facility contains customary representations and warranties and certain covenants that limit the ability of the Company to, among other things: (i) incur or guarantee additional indebtedness; (ii) pay distributions on, redeem or repurchase capital stock or redeem or repurchase subordinated debt; (iii) make investments; (iv) sell assets; (v) enter into agreements that restrict distributions or other payments from restricted subsidiaries to the Company; (vi) incur liens securing indebtedness; (vii) consolidate, merge or transfer all or substantially all of their assets; and (viii) engage in transactions with affiliates. In addition, the ABL Credit Facility contains a financial covenant which requires (i) if any commitments or obligations are outstanding and the Company’s availability is less than the greater of $30 million or 10.0% of the aggregate amount of revolver commitments ($40.0 million at March 31, 2018) or 10.0% of the aggregate borrowing base ($40.0 million at March 31, 2018) then the Company must maintain a ratio of Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA) minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00 for the most recent twelve fiscal month period.

The Company has the option to borrow under its revolver based on the agent’s base rate plus a premium ranging from 0.00% to 0.25% or the London Interbank Offered Rate (LIBOR) plus a premium ranging from 1.25% to 2.75%.

As of March 31, 2018, the Company was in compliance with its covenants and had approximately $148 million of availability under the ABL Credit Facility.

As of March 31, 2018, $1.8 million of bank financing fees were included in “Prepaid expenses and other” and “Other long-term assets” on the accompanying Consolidated Balance Sheets. The financing fees are being amortized over the five-year term of the ABL Credit Facility and are included in “Interest and other expense on debt” on the accompanying Consolidated Statements of Comprehensive Income.

As part of the CTI acquisition in July 2011, the Company assumed approximately $5.9 million of Industrial Revenue Bond (IRB) indebtedness. On March 1, 2018, the Company made the final $0.9 million payment on the IRB and the letter of credit and fixed interest rate swap associated with the IRB were terminated.

6.	Derivative Instruments:

Metals swaps and embedded customer derivatives

During 2018 and 2017, the Company entered into nickel swaps indexed to the London Metal Exchange (LME) price of nickel with third-party brokers. The nickel swaps are accounted for as derivatives for accounting purposes. The Company entered into them to mitigate its customers’ risk of volatility in the price of metals. The outstanding nickel swaps mature in 2018. The swaps are settled with the brokers at maturity. The economic benefit or loss arising from the changes in fair value of the swaps is contractually passed through to the customer. The primary risk associated with the metals swaps is the ability of customers or third-party brokers to honor their agreements with the Company related to derivative instruments. If the customer or third-party brokers are unable to honor their agreements, the Company’s risk of loss is the fair value of the metals swaps.

These derivatives have not been designated as hedging instruments. The periodic changes in fair value of the metals and embedded customer derivative instruments are included in “Cost of materials sold” in the Consolidated Statements of Comprehensive Income. The Company recognizes derivative positions with both the customer and the third party for the derivatives and classifies cash settlement amounts associated with them as part of “Cost of materials sold” in the Consolidated Statements of Comprehensive Income. The cumulative change in fair value of the metals swaps that have not yet been settled are included in “Accounts receivable,” and the embedded customer derivatives are included in “Other accrued liabilities” on the Consolidated Balance Sheets at March 31, 2018 and December 31, 2017.

Interest rate swap

CTI entered into an interest rate swap to reduce the impact of changes in interest rates on its IRB. The swap agreement was terminated in March 2018 upon repayment of the IRB. The periodic changes in fair value of the interest rate swap and cash settlement amounts associated with the interest rate swap are included in “Interest and other expense on debt” in the Consolidated Statements of Comprehensive Income.

There was no net impact from the nickel swaps or embedded customer derivative agreements to the Company’s Consolidated Statements of Comprehensive Income for the three months ended March 31, 2018 and 2017. The table below shows the total impact to the Company’s Consolidated Statements of Comprehensive Income through net income of the derivatives for the three months ended March 31, 2018 and 2017.

	Net Gain (Loss) Recognized
	For the Three Months Ended March 31,
(in thousands)	2018	2017
Interest rate swap (CTI)	$(5)	$(13)
Metals swaps	106	14
Embedded customer derivatives	(106)	(14)
Total loss	$(5)	$(13)

7.	Fair Value of Financial Instruments:

During the three months ended March 31, 2018, there were no transfers of financial assets between Levels 1, 2 or 3 fair value measurements. There have been no changes in the methodologies used at March 31, 2018 since December 31, 2017. Following is a description of the valuation methodologies used for assets and liabilities measured at fair value as of March 31, 2018 and December 31, 2017:

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

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company:

	Value of Items Recorded at Fair Value
	As of March 31, 2018
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Metal swaps	$-	$278	$-	$278
Total assets at fair value	$-	$278	$-	$278

Liabilities:
Embedded customer derivative	$-	$278	$-	$278
Total liabilities recorded at fair value	$-	$278	$-	$278

	Value of Items Not Recorded at Fair Value
	As of March 31, 2018
(in thousands)	Level 1	Level 2	Level 3	Total
Liabilities:
Revolver	-	248,955	-	248,955
Total liabilities not recorded at fair value	$-	$248,955	$-	$248,955

The value of the items not recorded at fair value represent the carrying value of the liabilities.

	Value of Items Recorded at Fair Value
	As of December 31, 2017
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Metals swaps	$-	$382	$-	$382
Total assets at fair value	$-	$382	$-	$382

Liabilities:
Embedded customer derivatives	$-	$382	$-	$382
Interest rate swap (CTI)	-	5	-	5
Total liabilities recorded at fair value	$-	$387	$-	$387

	Value of Items Not Recorded at Fair Value
	As of December 31, 2017
(in thousands)	Level 1	Level 2	Level 3	Total
Liabilities:
IRB	$930	$-	$-	$930
Revolver	-	196,235	-	196,235
Total liabilities not recorded at fair value	$930	$196,235	$-	$197,165

The value of the items not recorded at fair value represent the carrying value of the liabilities.

The fair value of the IRB was determined using Level 1 inputs. The carrying value and the fair value of the IRB that qualified as financial instruments were $0.9 million at December 31, 2017.

The fair value of the revolver is determined using Level 2 inputs. The Level 2 fair value of the Company's long-term debt was estimated using prevailing market interest rates on debt with similar credit worthiness, terms and maturities.

8.	Equity Plans:

Restricted Stock Units and Performance Share Units

Pursuant to the Amended and Restated Olympic Steel 2007 Omnibus Incentive Plan (the Plan), the Company may grant stock options, stock appreciation rights, restricted shares, restricted share units, performance shares, and other stock- and cash-based awards to employees and Directors of, and consultants to, the Company and its affiliates. Since adoption of the Plan, 1,000,000 shares of common stock have been authorized for equity grants.

On March 13, 2018 and March 13, 2017, the Compensation Committee of the Company’s Board of Directors approved the grant of 3,496 and 3,501 restricted stock units (RSUs), respectively, to each non-employee Director. Subject to the terms of the Plan and the RSU agreement, the RSUs vest after one year of service (from the date of grant). The RSUs are not converted into shares of common stock until the director either resigns or is terminated from the Board of Directors. The fair value of each RSU was estimated to be the closing price of the Company’s common stock on the date of the grant, which was $22.88 and $19.99 on March 13, 2018 and March 31, 2017, respectively.

On July 1, 2016, the Company created a new Senior Management Stock Incentive Program (the Plan) for certain participants that operates under the Plan. Under the Plan, each participant is awarded RSUs with a dollar value equal to 10% of the participant’s base salary, up to an annual maximum of $17,500. The RSUs have a five-year vesting period and the RSUs will convert into the right to receive shares of common stock upon a participant’s retirement, or earlier upon the participant’s death or disability or upon a change in control of the Company. The carbon and specialty metals flat products segments adopted the Plan on July 1, 2016 and the tubular and pipe products segment adopted the Plan on January 1, 2017.

Stock-based compensation expense recognized on RSUs for the three months ended March 31, 2018 and 2017, respectively, is summarized in the following table:

	For the Three Months Ended
	March 31,
(in thousands, except per share data)	2018	2017
RSU expense before taxes	$138	$120
RSU expense after taxes	$102	$73

All pre-tax charges related to RSUs were included in the caption “Administrative and general” on the accompanying Consolidated Statements of Comprehensive Income.

The following table summarizes the activity related to RSUs for the three months ended March 31, 2018:

	Number of	Weighted Average
	Shares	Granted Price
Outstanding at December 31, 2017	469,068	$20.11
Granted	55,532	22.88
Converted into shares	(9,178)	17.08
Forfeited	-	-
Outstanding at March 31, 2018	515,422	$20.46
Vested at March 31, 2018	481,862	$20.52

9.	Income Taxes:

For the three months ended March 31, 2018, the Company recorded an income tax provision of $2.7 million or 26.0%, compared to an income tax provision of $1.7 million, or 18.1%, for the three months ended March 31, 2017. On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (Tax Act). The Tax Act, among other things, lowered the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018.

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

The tax provision or benefit for interim periods is determined using an estimate of the Company’s annual effective tax rate, adjusted for discrete items that are taken into account in the relevant period. Each quarter the Company updates the estimate of the annual effective tax rate, and if the estimated tax rate changes, the Company makes a cumulative adjustment.

The quarterly tax provision and the quarterly estimate of the annual effective tax rate is subject to significant volatility due to several factors, including variability in accurately predicting the Company’s pre-tax and taxable income and loss and the mix of jurisdictions to which they relate, changes in law and relative changes of expenses or losses for which tax benefits are not recognized. Additionally, the effective tax rate can be more or less volatile based on the amount of pre-tax income. For example, the impact of discrete items and non-deductible expenses on the effective tax rate is greater when the pre-tax income is lower.

10.	Shares Outstanding and Earnings Per Share:

Earnings per share have been calculated based on the weighted average number of shares outstanding as set forth below:

	For the Three Months Ended
	March 31,
(in thousands, except per share data)	2018	2017
Weighted average basic shares outstanding	11,418	11,369
Assumed exercise of stock options and issuance of stock awards	-	-
Weighted average diluted shares outstanding	11,418	11,369
Net income	$7,629	$7,699
Basic earnings per share	$0.67	$0.68
Diluted earnings per share	$0.67	$0.68
Anti-dilutive securities outstanding	65	42

11.	Segment Information:

The Company follows the accounting guidance that requires the utilization of a “management approach” to define and report the financial results of operating segments. The management approach defines operating segments along the lines used by the Company’s chief operating decision maker (CODM) to assess performance and make operating and resource allocation decisions. The CODM evaluates performance and allocates resources based primarily on operating income (loss). The operating segments are based primarily on internal management reporting.

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

The following table provides financial information by segment and reconciles the Company’s operating income by segment to the consolidated income before income taxes for the three months ended March 31, 2018 and 2017.

	For the Three Months Ended
	March 31,
(in thousands)	2018	2017
Net sales
Carbon flat products	$240,894	$216,916
Specialty metals flat products	65,529	57,955
Tubular and pipe products	69,175	60,022
Total net sales	$375,598	$334,893

Depreciation and amortization
Carbon flat products	$2,560	$2,889
Specialty metals flat products	204	226
Tubular and pipe products	1,456	1,396
Corporate	26	25
Total depreciation and amortization	$4,246	$4,536

Operating income (loss)
Carbon flat products	$8,106	$7,375
Specialty metals flat products	3,011	3,985
Tubular and pipe products	4,267	2,487
Corporate expenses	(3,039)	(2,796)
Total operating income	$12,345	$11,051
Other income (loss), net	(46)	(26)
Income before interest and income taxes	12,299	11,025
Interest and other expense on debt	1,986	1,626
Income before income taxes	$10,313	$9,399

	For the Three Months Ended
	March 31,
(in thousands)	2018	2017
Capital expenditures
Flat products segments	$4,944	$1,405
Tubular and pipe products	2,710	661
Corporate	89	-
Total capital expenditures	$7,743	$2,066

	As of
	March 31,	December 31,
(in thouands)	2018	2017
Assets
Flat products segments	$490,622	$409,116
Tubular and pipe products	199,938	194,787
Corporate	319	255
Total assets	$690,879	$604,158

There were no material revenue transactions between the carbon flat products, specialty metals products, and tubular and pipe products segments.

The Company sells certain products internationally, primarily in Canada, Mexico and Dominican Republic. International sales are immaterial to the consolidated financial results and to the individual segments’ results.

12.	Subsequent Event:

On April 2, 2018, the Company acquired all of the net assets of Berlin Metals, LLC, based in Hammond, Indiana. Berlin Metals was founded in 1967 and is one of the largest North American service centers processing and distributing prime tin mill products and stainless steel strip in slit coil form. Berlin Metals is also a supplier of galvanized, light gauge cold rolled sheet and strip and other coated metals in coil forms, to customers in the building products, automotive and specialized industrial markets.

The acquisition will be accounted for as a business combination and the assets valued at fair market value. The acquisition is not considered significant and Berlin Metals’ results will be included in the Company’s specialty metals flat products segment in the Company’s second quarter of 2018 financial results. The acquisition is expected to be accretive to 2018 earnings. Upon the acquisition, the Company entered into an amendment to include the eligible assets of Berlin Metals in its ABL Credit Facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and accompanying notes contained herein and our consolidated financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2017. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed under Item 1A (Risk Factors) in our Annual Report on Form 10-K for the year ended December 31, 2017. The following section is qualified in its entirety by the more detailed information, including our financial statements and the notes thereto, which appear elsewhere in this Quarterly Report on Form 10-Q.

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
●

our ability to successfully integrate Berlin Metals, LLC, or Berlin Metals, into our business and risks inherent with the Berlin Metals acquisition in the achievement of expected results, including whether the acquisition will be accretive and within the expected timeframe;

●	the success of our operational initiatives to improve our operating, cultural and management systems and reduce our costs;
●	the ability to comply with the terms of our asset-based credit facility;
●	the ability of our customers and third parties to honor their agreements related to derivative instruments;
●	customer, supplier and competitor consolidation, bankruptcy or insolvency;
●	reduced production schedules, layoffs or work stoppages by our own, our suppliers’ or customers’ personnel;
●	the impacts of union organizing activities and the success of union contract renewals;
●	the timing and outcomes of inventory lower of cost or market adjustments and last-in, first-out, or LIFO, income or expense;
●	the ability of our customers (especially those that may be highly leveraged, and those with inadequate liquidity) to maintain their credit availability;
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

At March 31, 2018, we employed approximately 1,700 people. Approximately 280 of the hourly plant personnel at the facilities listed below are represented by nine separate collective bargaining units. The table below shows the expiration dates of the collective bargaining agreements.

Facility	Expiration date
St. Paul, Minnesota	May 25, 2018
Milan, Illinois	August 12, 2018
Locust, North Carolina	March 4, 2020
Romeoville, Illinois	May 31, 2020
Minneapolis coil, Minnesota	September 30, 2020
Indianapolis, Indiana	January 29, 2021
Minneapolis plate, Minnesota	March 31, 2022
Detroit, Michigan	August 31, 2022
Duluth, Minnesota	December 22, 2020

We have never experienced a work stoppage and we believe that our relationship with employees is good. However, any prolonged work stoppages by our personnel represented by collective bargaining units could have a material adverse impact on our business, financial condition, results of operations and cash flows.

On April 2, 2018, the Company acquired all of the net assets of Berlin Metals, based in Hammond, Indiana. Berlin Metals was founded in 1967 and is one of the largest North American service centers processing and distributing prime tin mill products and stainless steel strip in slit coil form. Berlin Metals is also a supplier of galvanized, light gauge cold rolled sheet and strip and other coated metals in coil forms, to customers in the building products, automotive and specialized industrial markets.

The acquisition will be accounted for as a business combination and the assets valued at fair market value. The acquisition is not considered significant and Berlin Metals’ results will be included in the Company’s specialty metals flat products segment in the Company’s second quarter of 2018 financial results. The acquisition is expected to be accretive to 2018 earnings.

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

Results of Operations

Our results of operations are impacted by the market price of metals. Over the past 24 months, metals prices fluctuated significantly and changes to our net sales, cost of materials sold, gross profit, cost of inventory and profitability, are all impacted by industry metals pricing. The pricing increases experienced throughout 2017 continued through the first quarter of 2018. Average market metals prices were 20% higher in the first quarter of 2018 than the first quarter of 2017, and 22% higher than the average metals prices in the fourth quarter of 2017. The price increases are a result of increased raw materials costs, duties and tariffs imposed on certain metals imports, and increased customer demand.

Transactional or “spot” selling prices generally move in tandem with market price changes, while fixed selling prices typically lag and reset quarterly. Similarly, inventory costs (and, therefore, cost of materials sold) tend to move slower than market selling price changes due to mill lead times and inventory turnover impacting the rate of change in average cost. When average selling prices increase, and net sales increase, gross profit and operating expenses as a percentage of net sales will generally decrease. Our net sales and earnings were positively impacted by the price increases and increased customer demand during the first quarter of 2018, and we expect this trend to continue into the second quarter of 2018.

Distribution expenses increased in the first quarter of 2018 across all segments as anticipated.  The increase accounted for 57.4% of the consolidated operating expense increase.  The increase is related to a shortage of drivers and limited driver hours per day resulting from the Electronic Log Device mandate by the Federal Motor Carrier Safety Administration issued in 2017.

During the second quarter of 2017, we announced the permanent closure of our carbon flat products segment’s Siler City, North Carolina operation. The facility ceased operations in the third quarter of 2017. The land and building associated with the operation is classified as Assets held for sale on the accompanying Consolidated Balance Sheets. The operating loss related to the Siler City, North Carolina operation was $26 thousand and $376 thousand for the first quarter of 2018 and 2017, respectively.

Consolidated Operations

The following table presents consolidated operating results for the periods indicated (dollars are shown in thousands):

	For the Three Months Ended March 31,
	2018		2017
	$	% of net sales	$	% of net sales
Net sales	$375,598	100.0	$334,893	100.0
Cost of materials sold (a)	294,777	78.5	258,454	77.2
Gross profit (b)	80,821	21.5	76,439	22.8
Operating expenses (c)	68,476	18.2	65,388	19.5
Operating income	12,345	3.3	11,051	3.3
Other loss, net	(46)	-	(26)	-
Interest and other expense on debt	1,986	0.5	1,626	0.5
Income before income taxes	10,313	2.7	9,399	2.8
Income tax provision	2,684	0.7	1,700	0.5
Net income	$7,629	2.0	$7,699	2.3

(a)	Includes $500 and $375 of LIFO expense for 2018 and 2017, respectively.
(b)	Gross profit is calculated as net sales less the cost of materials sold.
(c)	Operating expenses are calculated as total costs and expenses from the Statement of Comprehensive Income less the cost of materials sold.

Net sales increased 12.2% to $375.6 million in the first quarter of 2018 from $334.9 million in the first quarter of 2017.  Carbon flat products net sales were 64.2% of total net sales in the first quarter of 2018 compared to 64.8% of total net sales in the first quarter of 2017.  Specialty metals products net sales were 17.4% of total net sales in the first quarter of 2018 compared to 17.3% of total net sales in the first quarter of 2017.  Tubular and pipe products net sales were 18.4% of total net sales in the first quarter of 2018 compared to 17.9% of total net sales in the first quarter of 2017.  The increase in net sales was due to a 12.5% increase in average selling prices during the first quarter of 2018 compared to the first quarter of 2017, as consolidated sales volume was flat year over year.  We expect shipping levels and metals prices to remain elevated during the second quarter of 2018.

Cost of materials sold increased 14.1% to $294.8 million in the first quarter of 2018 from $258.5 million in the first quarter of 2017. The 14% increase in cost of materials sold in the first quarter of 2018 is related to the increased metals pricing discussed above.

As a percentage of net sales, gross profit (as defined in footnote (b) in the table above) decreased to 21.5% in the first quarter of 2018 from 22.8% in the first quarter of 2017. The decrease in the gross profit as a percentage of net sales is due to the impact of higher average selling prices, as the average gross profit per ton increased in the first quarter of 2018 compared to the first quarter of 2017.

Operating expenses in the first quarter of 2017 increased $3.1 million, or 4.7%, to $68.5 million in the first quarter of 2018 from $65.4 million in the first quarter of 2017.  As a percentage of net sales, operating expenses decreased to 18.2% for the first quarter of 2018 from 19.5% in the comparable 2017 period.  Operating expenses in the carbon flat products segment increased $2.6 million, operating expenses in the specialty metals products segment increased $0.7 million, operating expenses in the tubular and pipe products segment decreased $0.5 million and Corporate expenses increased $0.2 million.  The most significant operating expense increase in the first quarter of 2018 was related to distribution expenses.  Distribution expenses increased $1.7 million, or 17.1%, and accounted for 57.4% of the total operating expense increase as discussed above.  Selling expenses increased $0.7 million, or 11.0%, as a result of increased variable based incentive compensation and medical expenses.

Interest and other expense on debt totaled $2.0 million, or 0.5% of net sales, for the first quarter of 2018 compared to $1.6 million, or 0.5% of net sales, for the first quarter of 2017. The increase was due to increased borrowings to fund working capital needs and increased interest rates. Our effective borrowing rate, exclusive of deferred financing fees and commitment fees, was 3.4% for the first three months of 2018 compared to 2.7% for the first three months of 2017 due to the increase in LIBOR rates since the first quarter of 2017.

For the first quarter of 2018, income before income taxes totaled $10.3 million compared to $9.4 million in the first quarter of 2017.

An income tax provision of 26.0% was recorded for the first quarter of 2018, compared to an income tax provision of 18.1% for the first quarter of 2017. The income tax provision for the first quarter of 2017 included an out-of-period adjustment to correct and record previously unrecognized deferred tax assets, and the associated tax benefit, related to our supplemental executive retirement plan. The adjustment, which had accumulated since the inception of the plan in 2005, resulted in an increase to after-tax income of $1.9 million, or 20.8% of the income tax provision.

Our tax provision or benefit for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items that are considered in the relevant period. Each quarter, we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment. We expect our operational effective tax rate to approximate 26% to 28% on an annual basis in 2018, which is a decrease from the 2017 operational effective tax rate as a result of the Tax Cuts and Jobs Act signed into law in the fourth quarter of 2017.

Net income for the first quarter of 2017 totaled $7.6 million or $0.67 per basic and diluted share, compared to $7.7 million or $0.68 per basic and diluted share for the first quarter of 2017. The out-of-period adjustment impacted earnings per share by $0.17 in the first quarter of 2017.

Segment Operations

Carbon flat products

The following table presents selected operating results for our carbon flat products segment for the periods indicated (dollars are shown in thousands, except for per ton information):

	For the Three Months Ended March 31,
	2018		2017
		% of net sales		% of net sales
Direct tons sold	274,509		281,228
Toll tons sold	23,095		22,564
Total tons sold	297,604		303,792

Net sales	$240,894	100.0	$216,916	100.0
Average selling price per ton	809		714
Cost of materials sold	189,775	78.8	169,173	78.0
Gross profit (a)	51,119	21.2	47,743	22.0
Operating expenses (b)	43,013	17.9	40,368	18.6
Operating income	$8,106	3.3	$7,375	3.4

(a)	Gross profit is calculated as net sales less the cost of materials sold.
(b)	Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Tons sold by our flat products segment decreased 2.0% to 298 thousand in the first quarter of 2018 from 304 thousand in the first quarter of 2017. The decrease in tons sold is due to the strategic decision to eliminate low margin international trading sales and the closure of our North Carolina operation in the third quarter of 2017, which accounted for a decrease year-over-year of approximately 12,500 tons. Excluding these strategic decisions, the carbon flat products segment experienced tonnage increases similar to the overall market growth of 3%. Customer demand was strong in the first quarter of 2018, and we expect similar year-over-year growth it to continue into the second quarter of 2018.

Net sales in our carbon flat products segment increased $24.0 million, or 11.1%, to $240.9 million in the first quarter of 2018 from $216.9 million in the first quarter of 2017. The increase in sales was attributable to the 13.4% increase in average selling prices in the first quarter of 2018 compared to the first quarter of 2017. Average selling prices in the first quarter of 2018 increased 13.4% to $809 per ton, compared with $714 per ton in the first quarter of 2017 and $774 per ton in the fourth quarter of 2017. The increase in the average selling price is a result of the market pricing dynamics discussed in the overview of Results of Operations above.

Cost of materials sold increased $20.6 million, or 12.2%, to $189.8 million in the first quarter of 2018 from $169.2 million in the first quarter of 2017. The increase was due to the increased market price for metals discussed above. The average cost of materials sold per ton increased by 14.5% in the first quarter of 2018 compared to the same period in 2017.

As a percentage of net sales, gross profit (as defined in footnote (a) in the table above) decreased to 21.2% in the first quarter of 2018 compared to 22.0% in the first quarter of 2017. The decrease in gross profit percentage in 2018 was primarily due to the impact of higher average selling prices, as the gross profit per ton increased by 9.3% or $15 per ton in the first quarter of 2018 compared to the first quarter of 2017.

Operating expenses in the first quarter of 2018 increased $2.6 million, or 6.6%, to $43.0 million from $40.4 million in the first quarter of 2017.  The most significant operating expense increase in the first quarter of 2018 was related to distribution expenses as discussed above.  Variable operating expenses, such as warehouse and processing, increased as a result of increased sales volume at our current operating facilities.  As a percentage of net sales, operating expenses decreased to 17.9% for the first quarter of 2018 compared to 18.6% for first quarter of 2017.

Operating income for the first quarter of 2018 totaled $8.1 million, or 3.4% of net sales, compared to $7.4 million, or 3.4% of net sales, for the first quarter of 2017.

Specialty metals flat products

The following table presents selected operating results for our specialty metals flat products segment for the periods indicated (dollars are shown in thousands, except for per ton information):

	For the Three Months Ended March 31,
	2018		2017
	$	% of net sales	$	% of net sales
Direct tons sold	24,848		23,149
Toll tons sold	15		44
Total tons sold	24,863		23,193

Net sales	$65,529	100.0	$57,955	100.0
Average selling price per ton	2,636		2,499
Cost of materials sold	56,131	85.7	48,284	83.3
Gross profit (a)	9,398	14.3	9,671	16.7
Operating expenses (b)	6,387	9.7	5,686	9.8
Operating income	$3,011	4.6	$3,985	6.9

(a)	Gross profit is calculated as net sales less the cost of materials sold.
(b)	Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Tons sold by our specialty metals flat products segment increased 7.2% to 25 thousand in the first quarter of 2018 from 23 thousand in the first quarter of 2017. The increase in tons sold is due to increased demand from customers.

Net sales in our specialty metals flat products segment increased $7.6 million, or 13.1%, to $65.5 million in the first quarter of 2018 from $58.0 million in the first quarter of 2017. The increase in sales was due to a 7.2% increase in volume and an 5.5% increase in the average selling price during the first quarter of 2018 compared to the first quarter of 2017. Average selling prices in the first quarter of 2018 were $2,636 per ton, compared with $2,499 per ton in the first quarter of 2017, and $2,522 per ton in the fourth quarter of 2017. The increase in the year over year average selling price per ton is a result of the increased market prices for metals we sell.

Cost of materials sold increased $7.8 million, or 16.3%, to $56.1 million in the first quarter of 2018 from $48.3 million in the first quarter of 2017. The increase was due to a 7.2% increase in sales volume and a 8.4% increase in the average cost of materials sold during the first quarter of 2018 compared to the first quarter of 2017.

As a percentage of net sales, gross profit (as defined in footnote (a) in the table above) decreased to 14.3% in the first quarter of 2018 from 16.7% in the first quarter of 2017. The gross profit per ton decreased 9.4% to $378 per ton from $417 per ton in the first quarter of 2017. The decrease in the gross profit percentage and the gross profit per ton is a result of our averaging selling price increasing less than the average cost of materials sold during the first quarter of 2018 compared to the first quarter of 2017. In the first quarter of 2017, average selling prices were increasing faster than the average cost of material sold due to the impact of surcharges on certain products that we sell.

Operating expenses in the first quarter of 2017 increased $0.7 million, or 12.3%, to $6.4 million from $5.7 million in the first quarter of 2017.  The most significant operating expense increase in the first quarter of 2018 was related to distribution expenses as discussed above.  Variable operating expenses, such as warehouse and processing increased as a result of higher sales volumes.  Selling and administrative and general expenses increased as a result of increased variable based incentive compensation related to the increased sales and profit.  As a percentage of net sales, operating expenses decreased to 9.7% for the first quarter of 2018 compared to 9.8% for the first quarter of 2017.

Operating income for the first quarter of 2018 totaled $3.0 million, or 4.6% of net sales, compared to $4.0 million, or 6.9% of net sales, for the first quarter of 2017.

Tubular and pipe products

The following table presents selected operating results for our tubular and pipe products segment for the periods indicated (dollars are shown in thousands):

	For the Three Months Ended March 31,
	2018		2017
	$	% of net sales	$	% of net sales
Net sales	$69,175	100.0	$60,022	100.0
Cost of materials sold (a)	48,871	70.6	40,997	68.3
Gross profit (b)	20,304	29.4	19,025	31.7
Operating expenses (c)	16,037	23.2	16,538	27.6
Operating income	$4,267	6.2	$2,487	4.1

(a)	Includes $500 and $375 of LIFO expense for 2018 and 2017, respectively.
(b)	Gross profit is calculated as net sales less the cost of materials sold.
(c)	Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Net sales increased $9.2 million, or 15.2%, to $69.2 million in the first quarter of 2018 from $60.0 million in the first quarter of 2017. The increase is primarily a result of a 16.5% increase in shipping volume as average selling prices decreased by 1.1% during the first quarter of 2018 compared to the first quarter of 2017.

Cost of materials sold increased $7.9 million, or 19.2%, to $48.9 million in the first quarter of 2018 from $41.0 million in the first quarter of 2017. The increase in cost of materials sold is primarily a result of the 16.5% increase in sales volume and the 2.3% increase in the average cost of materials sold in the first quarter of 2018 compared to the first quarter of 2017. During the first quarter of 2018, $0.5 million of LIFO expense was recorded in anticipation of higher inventory costs at December 31, 2018 compared to December 31, 2017. During the first quarter of 2017, $0.4 million of LIFO expense was recorded.

As a percentage of net sales, gross profit (as defined in footnote (b) in the table above) decreased to 29.47% in the first quarter of 2018 compared to 31.7% in the first quarter of 2017. As a percentage of net sales, the LIFO expense recorded in the first quarter of 2018 decreased gross profit by 0.7% compared to 0.6% in the first quarter of 2017.

Operating expenses in the first quarter of 2018 decreased $0.5 million, or 3.0%, to $16.0 million from $16.5 million in the first quarter of 2017.  Operating expenses decreased in the first quarter of 2018 as a result of more labor and overhead capitalization into inventory and decreased employment costs offset by increased distribution expense as discussed above and increased variable incentive compensation related to increased gross profit and operating income.  Operating expenses decreased to 23.2% of net sales in the first quarter of 2018 compared to 27.6% in the first quarter of 2017.

Operating income for the first quarter 2018 totaled $4.3 million, or 6.2% of net sales, compared to $2.5 million, or 4.1% of net sales, for the first quarter of 2017.

Corporate expenses

Corporate expenses increased $0.2 million to $3.0 million in the first quarter of 2018 compared to $2.8 million in the first quarter of 2017. The increase in corporate expenses is primarily attributable to increased employee expenses and the professional fees incurred in connection with the Berlin Metals acquisition on April 2, 2018.

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

Operating Activities

For the three months ended March 31, 2018, we used $43.5 million of net cash for operations, of which $13.1 million was generated from operating activities and $56.5 million was used for working capital. For the three months ended March 31, 2017, we used $25.7 million of net cash for operations, of which $11.4 million was generated from operating activities and $37.1 million was used for working capital.

Net cash from operations totaled $13.1 million during the first quarter of 2018 and mainly consisted of net income of $7.6 million, depreciation and amortization of $4.4 million and stock-based compensation of $1.0 million. Net cash from operations totaled $11.4 million during the first quarter of 2017 and was generated from net income of $7.7 million, depreciation and amortization of $4.8 million, stock-based compensation of $0.7 million, offset by a decrease in net long-term assets and liabilities of $1.7 million.

Working capital at March 31, 2018 totaled $366.8 million, a $57.8 million increase from December 31, 2017. The increase was primarily attributable to a $42.1 million, or 31.7%, increase in accounts receivable (resulting from higher sales prices and higher sales normally experienced in the first quarter compared to the lower sales in the fourth quarter) and a $43.7 million, or 15.9%, increase in inventories (resulting from increased inventory purchases and higher average inventory costs in the first quarter of 2018 compared to the fourth quarter of 2017) offset by a $28.5 million, or 33.9%, increase in accounts payable and outstanding checks (related to the increased inventory purchases discussed above).

Investing Activities

Net cash used for investing activities was $7.7 million during the three months ended March 31, 2018, compared to $2.0 million during the three months ended March 31, 2017. The $7.7 million of 2018 capital expenditures were primarily attributable to a building expansion and additional processing equipment at our existing facilities. During 2018, we expect our capital spending to approximate $25 million primarily related to a building expansion and new processing equipment at our existing facilities.

Financing Activities

During the first three months of 2018, $51.6 million of cash was generated from financing activities, which primarily consisted of $52.7 million of net borrowings under our ABL Credit Facility offset by the final Industrial Revenue Bond (IRB) payment of $0.9 million and $0.2 million of dividends paid.  During the second quarter of 2018, we expect our net borrowings under our ABL facility to increase due to the continued rising prices and working capital needs and the acquisition of Berlin Metals on April 2, 2018.

Dividends paid were $0.2 million for both the three months ended March 31, 2018 and March 31, 2017. In May 2018, our Board of Directors approved a regular quarterly dividend of $0.02 per share, which will be paid on June 15, 2018 to shareholders of record as of June 1, 2018. Regular dividend distributions in the future are subject to the availability of cash, the $5.0 million annual limitation on cash dividends and common stock repurchases under our ABL Credit Facility and continuing determination by our Board of Directors that the payment of dividends remains in the best interest of our shareholders.

Stock Repurchase Program

In 2015, our Board of Directors authorized a stock repurchase program of up to 550,000 shares of our issued and outstanding common stock, which could include open market repurchases, negotiated block transactions, accelerated stock repurchases or open market solicitations for shares, all or some of which may be effected through Rule 10b5-1 plans. Repurchased shares will be held in our treasury, or canceled and retired as our Board may determine from time to time. Any repurchases of common stock are subject to the covenants contained in the ABL Credit Facility. Under the ABL Credit Facility, we may repurchase common stock and pay dividends up to $5.0 million in the aggregate during any trailing twelve months without restrictions. Purchases in excess of $5.0 million require us to (i) maintain availability in excess of 20% of the aggregate revolver commitments ($80.0 million at March 31, 2018) or (ii) to maintain availability equal to or greater than 15% of the aggregate revolver commitments ($60.0 million at March 31, 2018) and we must maintain a pro-forma ratio of EBITDA, minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00. The timing and amount of any repurchases under the stock repurchase program will depend upon several factors, including market and business conditions, and limitations under the ABL Credit Facility, and repurchases may be discontinued at any time.

No share repurchases were made during the first quarter of 2018.

Debt Arrangements

Our ABL Credit Facility is collateralized by our accounts receivable, inventory and personal property. The ABL Credit Facility consists of (i) a revolving credit facility of $370 million, including a $20 million sub-limit for letters of credit and (ii) a first in, last out revolving credit facility of up to $30 million. Under the terms of the ABL Credit Facility, we may request additional commitments in the aggregate principal amount of up to $200 million to the extent that existing or new lenders agree to provide such additional commitments. Revolver borrowings are limited to the lesser of a borrowing base, comprised of eligible receivables, inventories and personal property, or $400 million in the aggregate. The ABL Credit Facility matures on December 8, 2022.

The ABL Credit Facility contains customary representations and warranties and certain covenants that limit our ability to, among other things: (i) incur or guarantee additional indebtedness; (ii) pay distributions on, redeem or repurchase capital stock or redeem or repurchase subordinated debt; (iii) make investments; (iv) sell assets; (v) enter into agreements that restrict distributions or other payments from restricted subsidiaries to us; (vi) incur liens securing indebtedness; (vii) consolidate, merge or transfer all or substantially all of our assets; and (viii) engage in transactions with affiliates. In addition, the ABL Credit Facility contains a financial covenant which requires: (i) if any commitments or obligations are outstanding and our availability is less than the greater of $30 million or 10.0% of the aggregate amount of revolver commitments ($40.0 million at March 31, 2018) or 10.0% of the aggregate borrowing base ($40.0 million at March 31, 2018) then we must maintain a ratio of EBITDA minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00 for the most recent twelve fiscal month period.

We have the option to borrow under our revolver based on the agent’s base rate plus a premium ranging from 0.00% to 0.25% or the London Interbank Offered Rate, or LIBOR, plus a premium ranging from 1.25% to 2.75%.

As of March 31, 2018, we were in compliance with our covenants and had approximately $148 million of availability under the ABL Credit Facility.

As of March 31, 2018, $1.8 million of bank financing fees were included in “Prepaid expenses and other” and “Other long-term assets” on the accompanying Consolidated Balance Sheets. The financing fees are being amortized over the five-year term of the ABL Credit Facility and are included in “Interest and other expense on debt” on the accompanying Consolidated Statements of Comprehensive Income.

On March 1, 2018, we made the final $0.9 million payment on our IRB and the letter of credit and fixed interest rate swap associated with the IRB were terminated.

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

We review our financial reporting and disclosure practices and accounting practices quarterly to ensure they provide accurate and transparent information relative to the current economic and business environment. For further information regarding the accounting policies that we believe to be critical accounting policies that affect our more significant judgments and estimates used in preparing our consolidated financial statements, see Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Approximately 50% of our consolidated net sales during the first three months of 2018 and 2017, were directly related to industrial machinery and equipment manufacturers and their fabricators.

Inflation generally affects us by increasing the cost of employee wages and benefits, transportation services, processing equipment, energy and borrowings under our credit facility. General inflation, excluding increases in the price of metals and increased distribution expense, has not had a material effect on our financial results during the past two years. We expect transportation expenses to increase significantly in excess of general inflation in 2018 due to a shortage of truck drivers and the Electronic Log Device mandate by the Federal Motor Carrier Safety Administration issued in 2017.

We are exposed to the impact of fluctuating metals prices and interest rate changes. During 2018 and 2017, we entered into metals swaps at the request of customers. These derivatives have not been designated as hedging instruments. For certain customers, we enter into contractual relationships that entitle us to pass-through the economic effect of trading positions that we take with other third parties on our customers’ behalf.

Our primary interest rate risk exposure results from variable rate debt. We have the option to enter into 30- to 180-day fixed base rate LIBOR loans under the ABL Credit Facility.

Item 4. Controls and Procedures

The evaluation required by Rule 13a-15(e) of the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q has been carried out under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. These disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in reports that are filed with or submitted to the SEC is: (i) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2018, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during the first quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Items 1, 1A, 2, 3, 4 and 5 of this Part II are either inapplicable or are answered in the negative and are omitted pursuant to the instructions to Part II.

Item 6. Exhibits

Exhibit	Description of Document	Reference

4.25

Joinder and First Amendment to Bank Agreement, dated as of April 4, 2018, to Third Amended and Restated Loan and Security Agreement, dated as of December 8, 2017, by and among the Registrant, the financial institutions from time to time party thereto, Bank of America, N.A., as administrative agent, and the other agents from time to time party thereto.`

Filed herewith
10.38	Amendment to Employment Agreement, dated as of February 9, 2018, between Olympic Steel, Inc. and Andrew S. Greiff.	Filed herewith
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLYMPIC STEEL, INC. (Registrant)
Date: May 3, 2018	By: /s/ Michael D. Siegal Michael D. Siegal Chairman of the Board and Chief Executive Officer

By: /s/ Richard T. Marabito Richard T. Marabito Chief Financial Officer (Principal Financial and Accounting Officer)