Form 10-Q
period 2018-06-30
OLYMPIC STEEL INC
filed 2018-08-02
CIK 917470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

( X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No (  )

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes (X) No (  )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

Indicate by check mark whether the registrant is a shell company (as defined Rule 12b-2 of the Exchange Act). Yes (  ) No (X)

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 2, 2018
Common stock, without par value	11,008,399

Olympic Steel, Inc.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Olympic Steel, Inc.

Consolidated Balance Sheets

 (in thousands)

	As of
	June 30, 2018	December 31, 2017
	(unaudited)
Assets
Cash and cash equivalents	$5,501	$3,009
Accounts receivable, net	205,245	132,737
Inventories, net (includes LIFO debit of $3,337 as of June 30, 2018 and $5,337 as of December 31, 2017)	363,595	275,307
Prepaid expenses and other	5,273	8,333
Assets held for sale	750	750
Total current assets	580,364	420,136
Property and equipment, at cost	394,470	376,710
Accumulated depreciation	(236,962)	(229,062)
Net property and equipment	157,508	147,648
Intangible assets, net	27,766	22,980
Other long-term assets	13,318	13,394
Total assets	$778,956	$604,158

Liabilities
Current portion of long-term debt	$-	$930
Accounts payable	127,113	84,034
Accrued payroll	15,378	11,999
Other accrued liabilities	15,543	14,184
Total current liabilities	158,034	111,147
Credit facility revolver	297,674	196,235
Other long-term liabilities	11,898	12,048
Deferred income taxes	14,562	12,145
Total liabilities	482,168	331,575
Shareholders' Equity
Preferred stock	-	-
Common stock	130,417	129,453
Treasury stock	(132)	(337)
Retained earnings	166,503	143,467
Total shareholders' equity	296,788	272,583
Total liabilities and shareholders' equity	$778,956	$604,158

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Consolidated Statements of Comprehensive Income

(in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
	(unaudited)
Net sales	$452,917	$356,195	$828,515	$691,088
Costs and expenses
Cost of materials sold (excludes items shown separately below)	356,061	283,041	650,838	541,495
Warehouse and processing	23,813	21,838	47,249	45,339
Administrative and general	21,523	17,887	40,396	36,052
Distribution	13,386	10,568	25,525	20,933
Selling	7,107	6,496	14,335	13,007
Occupancy	2,297	2,191	4,852	4,501
Depreciation	4,164	4,319	8,187	8,633
Amortization	247	222	469	444
Total costs and expenses	428,598	346,562	791,851	670,404
Operating income	24,319	9,633	36,664	20,684
Other loss, net	(93)	(28)	(139)	(54)
Income before interest and income taxes	24,226	9,605	36,525	20,630
Interest and other expense on debt	2,670	1,788	4,656	3,414
Income before income taxes	21,556	7,817	31,869	17,216
Income tax provision	5,708	3,020	8,392	4,720
Net income and total comprehensive income	$15,848	$4,797	$23,477	$12,496

Earnings per share:
Net income per share - basic	$1.39	$0.42	$2.06	$1.10
Weighted average shares outstanding - basic	11,435	11,383	11,419	11,382
Net income per share - diluted	$1.39	$0.42	$2.06	$1.10
Weighted average shares outstanding - diluted	11,435	11,390	11,419	11,387

Dividends declared per share of common stock	$0.02	$0.02	$0.04	$0.04

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Consolidated Statements of Cash Flows

For the Six Months Ended June 30,

(in thousands)

	2018	2017
	(unaudited)
Cash flows from (used for) operating activities:
Net income	$23,477	$12,496
Adjustments to reconcile net income to net cash from (used for) operating activities -
Depreciation and amortization	8,885	9,537
Loss on disposition of property and equipment	5	6
Stock-based compensation	1,168	804
Other long-term assets	(68)	(760)
Other long-term liabilities	2,195	(672)
	35,662	21,411
Changes in working capital:
Accounts receivable	(65,899)	(56,300)
Inventories	(73,519)	(8,214)
Prepaid expenses and other	3,391	(90)
Accounts payable	41,184	4,935
Change in outstanding checks	(5,318)	(559)
Accrued payroll and other accrued liabilities	2,616	334
	(97,545)	(59,894)
Net cash used for operating activities	(61,883)	(38,483)

Cash flows from (used for) investing activities:
Acquisition of net assets	(21,907)	-
Capital expenditures	(13,775)	(4,469)
Proceeds from disposition of property and equipment	60	85
Net cash used for investing activities	(35,622)	(4,384)

Cash flows from (used for) financing activities:
Credit facility revolver borrowings	285,167	221,374
Credit facility revolver repayments	(183,728)	(175,246)
Principal payment under capital lease obligation	(2)	-
Industrial revenue bond repayments	(930)	(895)
Credit facility fees and expenses	(70)	(125)
Proceeds from exercise of stock options (including tax benefits) and employee stock purchases	-	9
Dividends paid	(440)	(439)
Net cash from financing activities	99,997	44,678

Cash and cash equivalents:
Net change	2,492	1,811
Beginning balance	3,009	2,315
Ending balance	$5,501	$4,126

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Supplemental Disclosures of Cash Flow Information

For the Six Months Ended June 30,

(in thousands)

	2018	2017
	(unaudited)

Interest paid	$4,306	$2,955
Income taxes paid	$2,055	$4,944

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Notes to Unaudited Consolidated Financial Statements

June 30, 2018

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

The Company operates in three reportable segments; carbon flat products, specialty metals flat products, and tubular and pipe products. The carbon flat products segment and the specialty metals flat products segments are at times consolidated and referred to as the flat products segments. Certain of the flat products segments’ assets and resources are shared by the carbon and specialty metals segments and both segments’ products are stored in the shared facilities and, in some locations, processed on shared equipment. Due to the shared assets and resources, certain of the flat products segment expenses are allocated between the carbon flat products segment and the specialty metals flat products segment based upon an established allocation methodology. Through its carbon flat products segment, the Company sells and distributes large volumes of processed carbon and coated flat-rolled sheet, coil and plate products, and fabricated parts. Through its specialty metals flat products segment, the Company sells and distributes processed aluminum and stainless flat-rolled sheet and coil products, flat bar products and fabricated parts. Through its acquisition of Berlin Metals, LLC (Berlin Metals) on April 2, 2018, the specialty metals flat products segment expanded its product offerings to include differing types of stainless flat-rolled sheet and coil and prime tin mill products. Through its tubular and pipe products segment, which consists of the Chicago Tube and Iron subsidiary (CTI), the Company distributes metal tubing, pipe, bar, valves and fittings and fabricate pressure parts supplied to various industrial markets.

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

In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” which deferred the effective date of ASU 2014-09 for all entities by one year. This update is effective for public business entities for annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods. Earlier application was permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. ASU 2014-09 was to become effective for us beginning January 2017; however, ASU 2015-14 deferred our effective date until January 2018, which is when we adopted this standard. The ASU permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). The ASU also requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required for customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. The Company completed the process of evaluating the effect of the adoption and determined there were no material changes required to the reported revenues as a result of the adoption. Substantially all of the revenue arrangements consist of a single performance obligation to transfer goods. Based on the evaluation process and review of the contracts with customers, the timing and amount of revenue recognized based on ASU 2015-14 is consistent with the revenue recognition policy under previous guidance. The adoption of this ASU on January 1, 2018 using the modified retrospective approach applied to those contracts which were not completed as of January 1, 2018 did not have a material impact on the Company’s consolidated financial statements. Comparative information has not been restated and continues to be reported under the accounting standard in effect for those periods. The impact of adopting ASU 606 was not material to the Company’s consolidated financial statements as of and for the three and six months ended June 30, 2018. See note 3.

2.	Acquisitions:

On April 2, 2018, the Company acquired substantially all of the net assets of Berlin Metals, based in Hammond, Indiana, for $21.9 million. Berlin Metals was founded in 1967 and is one of the largest North American service centers processing and distributing prime tin mill products and stainless steel strip in slit coil form. Berlin Metals is also a supplier of galvanized, light gauge cold rolled sheet and strip and other coated metals in coil forms, to customers in the building products, automotive and specialized industrial markets.

The acquisition is not considered significant and thus pro-forma information has not been provided. The acquisition was accounted for as a business combination and the assets were valued at fair market value. The table below summarizes the purchase price allocation of the fair market values of the assets acquired and liabilities assumed.

As of
June 30,
Details of Acquisition (in thousands)	2018
Assets acquired
Accounts receivable	6,609
Inventories	14,769
Property and equipment	2,898
Prepaid expenses and other	345
Intangible assets	5,255
Total assets acquired	29,876
Total liabilities assumed	(7,969)
Cash paid	$21,907

As of the effective date of the acquisition, Berlin Metals’ results are included in the Company’s specialty metals flat products segment in the Company’s second quarter of 2018 financial results. Upon the acquisition, the Company entered into an amendment to its asset-based credit facility to include the eligible assets of Berlin Metals.

3.	Revenue Recognition:

The Company provides metals processing, distribution and delivery of large volumes of processed carbon, coated flat rolled sheet, coil and plate products, aluminum, and stainless flat rolled products, prime tin mill products, flat bar products, metal tubing, pipe, bar, valves, fittings, and fabricated parts. The Company's contracts with customers are comprised of purchase orders with standard terms and conditions.  Occasionally the Company may also have longer-term agreements with customers.  Substantially all of the contracts with customers require the delivery of metals which represent single performance obligations that are satisfied upon transfer of control of the product to the customer.

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

	Disaggregated Revenue by Products Sold
	For the Three Months Ended June 30, 2018
	Carbon flat products	Specialty metals flat products	Tubular and pipe products	Total
Hot Rolled	35.0%	-	-	35.0%
Plate	12.3%	-	-	12.3%
Cold Rolled	5.7%	-	-	5.7%
Coated	7.5%	-	-	7.5%
Specialty	-	19.5%	-	19.5%
Pipe & Tube	-	-	16.8%	16.8%
Other	1.2%	2.0%	-	3.2%
Total	61.7%	21.5%	16.8%	100.0%

	Disaggregated Revenue by Products Sold
	For the Six Months Ended June 30, 2018
	Carbon flat products	Specialty metals flat products	Tubular and pipe products	Total
Hot Rolled	35.8%	-	-	35.8%
Plate	12.4%	-	-	12.4%
Cold Rolled	5.4%	-	-	5.4%
Coated	7.8%	-	-	7.8%
Specialty	-	18.6%	-	18.6%
Pipe & Tube	-	-	17.6%	17.6%
Other	1.3%	1.1%	-	2.4%
Total	62.7%	19.7%	17.6%	100.0%

4.	Accounts Receivable:

Accounts receivable are presented net of allowances for doubtful accounts and unissued credits of $3.5 million and $2.8 million as of June 30, 2018 and December 31, 2017, respectively. The allowance for doubtful accounts is maintained at a level considered appropriate based on historical experience and specific customer collection issues that have been identified. Estimations are based upon a calculated percentage of accounts receivable, which remains fairly level from year to year, and judgments about the probable effects of economic conditions on certain customers, which can fluctuate significantly from year to year. The Company cannot guarantee that the rate of future credit losses will be similar to past experience. The Company considers all available information when assessing the adequacy of its allowance for doubtful accounts and unissued credits each quarter.

5.	Inventories:

Inventories consisted of the following:

	Inventory as of
(in thousands)	June 30, 2018	December 31, 2017
Unprocessed	$300,237	$225,187
Processed and finished	63,358	50,120
Totals	$363,595	$275,307

The Company values certain of its tubular and pipe products inventory at the last-in, first-out (LIFO) method. At June 30, 2018 and December 31, 2017, approximately $55.5 million, or 15.3% of consolidated inventory, and $48.1 million, or 17.5% of consolidated inventory, respectively, was reported under the LIFO method of accounting. The cost of the remainder of the tubular and pipe products inventory is determined using a weighted average rolling first-in, first-out (FIFO) method.

During the three and six months ended June 30, 2018, the Company recorded $1.5 million and $2.0 million of LIFO expense, respectively, as the current projections anticipate increased pricing and volume of LIFO inventory for the remainder of the year. During the three and six months ended June 30, 2017, the Company recorded $0.4 million and $0.8 million of LIFO expense, respectively.

If the FIFO method had been in use, inventories would have been $3.3 million and $5.3 million lower than reported at June 30, 2018 and December 31, 2017, respectively.

6.	Goodwill and Intangible Assets:

The Company’s intangible assets were recorded in connection with its April 2, 2018 acquisition of Berlin Metals and its July 1, 2011 acquisition of CTI. The intangible assets were evaluated on the premise of highest and best use to a market participant, primarily utilizing the income approach valuation methodology. The useful life of the customer relationships were determined to be fifteen years, based primarily on the consistent and predictable revenue source associated with the existing customer base, the present value of which extends through the fifteen year amortization period. The useful life of the trade names were determined to be indefinite primarily due to its history and reputation in the marketplace, the Company’s expectation that the trade names will continue to be used, and the conclusion that there are currently no other factors identified that would limit its useful life. The Company will continue to evaluate the useful life assigned to our amortizable customer relationships in future periods.

Goodwill, by reportable segment, was as follows as of June 30, 2018 and December 31, 2017, respectively.  The goodwill is deductible for tax purposes.

(in thousands)	Carbon Flat Products	Specialty Metals Flat Products	Tubular and Pipe Products	Total

Balance as of December 31, 2017	$-	$-	$-	$-
Acquisitions	-	2,358	-	2,358
Impairments	-	-	-	-
Balance as of June 30, 2018	$-	$2,358	$-	$2,358

Intangible assets, net, consisted of the following as of June 30, 2018 and December 31, 2017, respectively:

	As of June 30, 2018
(in thousands)	Gross Carrying Amount	Acquisitions	Accumulated Amortization	Intangible Assets, Net

Customer relationships - subject to amortization	$13,332	$640	$(6,232)	$7,740
Covenant not to compete - subject to amortization	-	157	(14)	143
Trade name - not subject to amortization	15,425	2,100	-	17,525
	$28,757	$2,897	$(6,246)	$25,408

	As of December 31, 2017
(in thousands)	Gross Carrying Amount	Acquisitions	Accumulated Amortization	Intangible Assets, Net

Customer relationships - subject to amortization	$13,332	$-	$(5,777)	$7,555
Trade name - not subject to amortization	15,425	-	-	15,425
	$28,757	$-	$(5,777)	$22,980

The Company estimates that amortization expense for its intangible assets subject to amortization will be approximately $1.0 million per year in each of the next five years.

7.	Debt:

The Company’s debt is comprised of the following components:

	As of
	June 30,	December 31,
(in thousands)	2018	2017
Asset-based revolving credit facility due December 8, 2022	$297,674	$196,235
Industrial revenue bond due April 1, 2018	-	930
Total debt	297,674	197,165
Less current amount	-	(930)
Total long-term debt	$297,674	$196,235

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

The ABL Credit Facility contains customary representations and warranties and certain covenants that limit the ability of the Company to, among other things: (i) incur or guarantee additional indebtedness; (ii) pay distributions on, redeem or repurchase capital stock or redeem or repurchase subordinated debt; (iii) make investments; (iv) sell assets; (v) enter into agreements that restrict distributions or other payments from restricted subsidiaries to the Company; (vi) incur liens securing indebtedness; (vii) consolidate, merge or transfer all or substantially all of their assets; and (viii) engage in transactions with affiliates. In addition, the ABL Credit Facility contains a financial covenant which requires (i) if any commitments or obligations are outstanding and the Company’s availability is less than the greater of $30 million or 10.0% of the aggregate amount of revolver commitments ($40.0 million at June 30, 2018) or 10.0% of the aggregate borrowing base ($40.0 million at June 30, 2018), then the Company must maintain a ratio of Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA) minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00 for the most recent twelve fiscal month period.

The Company has the option to borrow under its revolver based on the agent’s base rate plus a premium ranging from 0.00% to 1.50% or the London Interbank Offered Rate (LIBOR) plus a premium ranging from 1.25% to 2.75%.

As of June 30, 2018, the Company was in compliance with its covenants and had approximately $99 million of availability under the ABL Credit Facility.

As of June 30, 2018, $1.7 million of bank financing fees were included in “Prepaid expenses and other” and “Other long-term assets” on the accompanying Consolidated Balance Sheets. The financing fees are being amortized over the five-year term of the ABL Credit Facility and are included in “Interest and other expense on debt” on the accompanying Consolidated Statements of Comprehensive Income.

8.	Derivative Instruments:

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

These derivatives have not been designated as hedging instruments. The periodic changes in fair value of the metals and embedded customer derivative instruments are included in “Cost of materials sold” in the Consolidated Statements of Comprehensive Income. The Company recognizes derivative positions with both the customer and the third party for the derivatives and classifies cash settlement amounts associated with them as part of “Cost of materials sold” in the Consolidated Statements of Comprehensive Income. The cumulative change in fair value of the metals swaps that have not yet been settled are included in “Accounts receivable,” and the embedded customer derivatives are included in “Other accrued liabilities” on the Consolidated Balance Sheets at June 30, 2018 and December 31, 2017.

Interest rate swap

CTI entered into an interest rate swap to reduce the impact of changes in interest rates on its Industrial Revenue Bond (IRB). The swap agreement was terminated in March 2018 upon repayment of the IRB. The periodic changes in fair value of the interest rate swap and cash settlement amounts associated with the interest rate swap are included in “Interest and other expense on debt” in the Consolidated Statements of Comprehensive Income.

There was no net impact from the nickel swaps or embedded customer derivative agreements to the Company’s Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2018 and 2017. The table below shows the total impact to the Company’s Consolidated Statements of Comprehensive Income through net income of the derivatives for the three and six months ended June 30, 2018 and 2017.

	Net Gain (Loss) Recognized
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Interest rate swap (CTI)	$-	$(5)	$(5)	$(18)
Metals swaps	101	(91)	207	(77)
Embedded customer derivatives	(101)	91	(207)	77
Total loss	$-	$(5)	$(5)	$(18)

9.	Fair Value of Financial Instruments:

During the three months ended June 30, 2018, there were no transfers of financial assets between Levels 1, 2 or 3 fair value measurements. There have been no changes in the methodologies used at June 30, 2018 since December 31, 2017. Following is a description of the valuation methodologies used for assets and liabilities measured at fair value as of June 30, 2018 and December 31, 2017:

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

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company:

	Value of Items Recorded at Fair Value
	As of June 30, 2018
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Embedded customer derivative	$-	$155	$-	$155
Total assets at fair value	$-	$155	$-	$155

Liabilities:
Metals swaps	$-	$155	$-	$155
Total liabilities recorded at fair value	$-	$155	$-	$155

	Value of Items Not Recorded at Fair Value
	As of June 30, 2018
(in thousands)	Level 1	Level 2	Level 3	Total
Liabilities:
Revolver	-	297,674	-	297,674
Total liabilities not recorded at fair value	$-	$297,674	$-	$297,674

The value of the items not recorded at fair value represent the carrying value of the liabilities.

	Value of Items Recorded at Fair Value
	As of December 31, 2017
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Metals swaps	$-	$382	$-	$382
Total assets at fair value	$-	$382	$-	$382

Liabilities:
Embedded customer derivatives	$-	$382	$-	$382
Interest rate swap (CTI)	-	5	-	5
Total liabilities recorded at fair value	$-	$387	$-	$387

	Value of Items Not Recorded at Fair Value
	As of December 31, 2017
(in thousands)	Level 1	Level 2	Level 3	Total
Liabilities:
IRB	$930	$-	$-	$930
Revolver	-	196,235	-	196,235
Total liabilities not recorded at fair value	$930	$196,235	$-	$197,165

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

Restricted Stock Units and Performance Share Units

Pursuant to the Amended and Restated Olympic Steel 2007 Omnibus Incentive Plan (the Incentive Plan), the Company may grant stock options, stock appreciation rights, restricted shares, restricted share units, performance shares, and other stock- and cash-based awards to employees and Directors of, and consultants to, the Company and its affiliates. Since adoption of the Incentive Plan, 1,000,000 shares of common stock have been authorized for equity grants.

On an annual basis, the Compensation Committee of the Company’s Board of Directors awards restricted stock units (RSUs), to each non-employee Director as part of their annual compensation. The annual awards for 2018 and 2017 were $80,000 and $70,000, respectively. Subject to the terms of the Plan and the RSU agreement, the RSUs vest after one year of service (from the date of grant). The RSUs are not converted into shares of common stock until the director either resigns or is terminated from the Board of Directors.

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

Stock-based compensation expense recognized on RSUs for the three months ended June 30, 2018 and 2017, respectively, is summarized in the following table:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2018	2017	2018	2017
RSU expense before taxes	$144	$147	$282	$267
RSU expense after taxes	$106	$91	$208	$194

All pre-tax charges related to RSUs were included in the caption “Administrative and general” on the accompanying Consolidated Statements of Comprehensive Income.

The following table summarizes the activity related to RSUs for the three months ended June 30, 2018:

	Number of	Weighted Average
	Shares	Granted Price
Outstanding at December 31, 2017	469,068	$20.11
Granted	55,532	22.88
Converted into shares	(19,097)	16.99
Forfeited	(6,709)	16.98
Outstanding at June 30, 2018	498,794	$20.62
Vested at June 30, 2018	465,234	$20.68

11.	Income Taxes:

For the three months ended June 30, 2018, the Company recorded an income tax provision of $5.7 million, or 26.5% of pre-tax income, compared to $3.0 million, or 38.6% of pre-tax income, for the three months ended June 30, 2017. On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (Tax Act). The Tax Act, among other things, lowered the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018.

While the Company has substantially completed its analysis of the income tax effects of the Tax Act and recorded a reasonable estimate of such effects, certain items related to the Tax Act may differ, possibly materially, due to further refinement of the calculations, changes in interpretations and assumptions made, additional guidance that may be issued by the U.S. government, and actions related to accounting policy decisions the Company may make as a result of the Tax Act. The Company will complete its analysis of these items over a one-year measurement period ending December 22, 2018, and any adjustment provided by the SEC under Staff Accounting Bulletin 118 during this measurement period will be included in net earnings from continuing operations as an adjustment to income tax expense (benefit) in the reporting period when such adjustments are determined.

For the six months ended June 30, 2018, the Company recorded an income tax provision of $8.4 million, or 26.3% of pre-tax income, compared to $4.7 million, or 27.4%, for the six months ended June 30, 2017. In the first quarter of 2017, the Company made an out-of-period adjustment to correct and record previously unrecognized deferred tax assets, and the associated tax benefit, related to a portion of the Supplemental Executive Retirement Plan (SERP) that had previously been considered non-deductible under Section 162(m) limitations in prior years. Due to the mandatory waiting period of six months prior to any SERP payment distribution, in 2017 the Company determined that the Section 162(m) non-deductibility limitations did not apply. The adjustment, which had accumulated since the inception of the SERP in 2005, resulted in an increase to after-tax income of $1.9 million in 2017. The Company determined that this adjustment was not material to its current or prior period consolidated financial statements.

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

12.	Shares Outstanding and Earnings Per Share:

Earnings per share have been calculated based on the weighted average number of shares outstanding as set forth below:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2018	2017	2018	2017
Weighted average basic shares outstanding	11,435	11,383	11,419	11,382
Assumed exercise of stock options and issuance of stock awards	-	7	-	5
Weighted average diluted shares outstanding	11,435	11,390	11,419	11,387
Net income	$15,848	$4,797	$23,477	$12,496
Basic earnings per share	$1.39	$0.42	$2.06	$1.10
Diluted earnings per share	$1.39	$0.42	$2.06	$1.10
Anti-dilutive securities outstanding	63	43	63	43

13.	Segment Information:

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

The Company operates in three reportable segments; carbon flat products, specialty metals flat products, and tubular and pipe products. The flat products segments’ assets and resources are shared by the carbon and specialty metals segments and both segments’ products are stored in the shared facilities and, in some locations, processed on shared equipment. As such, total assets and capital expenditures are reported in the aggregate for the flat products segments. Due to the shared assets and resources, certain of the flat products segment expenses are allocated between the carbon flat products segment and the specialty metals flat products segment based upon an established allocation methodology. Through its carbon flat products segment, the Company sells and distributes large volumes of processed carbon and coated flat-rolled sheet, coil and plate products. Through its specialty metals flat products segment, the Company sells and distributes processed aluminum and stainless flat-rolled sheet and coil products, flat bar products and fabricated parts. Through its acquisition of Berlin Metals on April 2, 2018, the specialty metals flat products segment expanded its product offerings to include prime tin mill products. Through its tubular and pipe products segment, the Company distributes metal tubing, pipe, bar, valve and fittings and fabricates pressure parts supplied to various industrial markets.

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

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands)	2018	2017	2018	2017
Net sales
Carbon flat products	$279,292	$237,058	$520,185	$453,974
Specialty metals flat products	97,354	58,280	162,884	116,235
Tubular and pipe products	76,271	60,857	145,446	120,879
Total net sales	$452,917	$356,195	$828,515	$691,088

Depreciation and amortization
Carbon flat products	$2,580	$2,905	$5,140	$5,794
Specialty metals flat products	335	198	540	424
Tubular and pipe products	1,469	1,412	2,925	2,808
Corporate	25	26	51	51
Total depreciation and amortization	$4,409	$4,541	$8,656	$9,077

Operating income
Carbon flat products	$18,304	$7,239	$26,409	$14,614
Specialty metals flat products	5,524	2,859	8,537	6,844
Tubular and pipe products	4,550	2,344	8,816	4,831
Corporate expenses	(4,059)	(2,809)	(7,098)	(5,605)
Total operating income	$24,319	$9,633	$36,664	$20,684
Other loss, net	(93)	(28)	(139)	(54)
Income before interest and income taxes	24,226	9,605	36,525	20,630
Interest and other expense on debt	2,670	1,788	4,656	3,414
Income before income taxes	$21,556	$7,817	$31,869	$17,216

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands)	2018	2017	2018	2017
Capital expenditures
Flat products segments	$5,365	$1,777	$10,309	$3,182
Tubular and pipe products	383	626	3,093	1,287
Corporate	283	-	373	-
Total capital expenditures	$6,031	$2,403	$13,775	$4,469

	As of
	June 30,	December 31,
(in thousands)	2018	2017
Total assets
Flat products segments	$569,775	$409,116
Tubular and pipe products	208,605	194,787
Corporate	576	255
Total assets	$778,956	$604,158

There were no material revenue transactions between the carbon flat products, specialty metals products, and tubular and pipe products segments.

The Company sells certain products internationally, primarily in Canada and Mexico. International sales are immaterial to the consolidated financial results and to the individual segments’ results.

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

Forward-Looking Information

This Quarterly Report on Form 10-Q and other documents we file with the SEC contain various forward-looking statements that are based on current expectations, estimates, forecasts and projections about our future performance, business, our beliefs and management’s assumptions. In addition, we, or others on our behalf, may make forward-looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, conferences, webcasts, phone calls and conference calls. Words such as “may,” “will,” “anticipate,” “should,” “intend,” “expect,” “believe,” “estimate,” “project,” “plan,” “potential,” and “continue,” as well as the negative of these terms or similar expressions, are intended to identify forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those implied by such statements including, but not limited to:

●	the recent inflation in metals pricing provides risks of falling metals prices and inventory devaluation;
●	general and global business, economic, financial and political conditions;
●	competitive factors such as the availability, global production levels and pricing of metals, industry shipping and inventory levels and rapid fluctuations in customer demand and metals pricing;
●	cyclicality and volatility within the metals industry;
●	fluctuations in the value of the U.S. dollar, as well as the related impact on foreign steel pricing, U.S. exports, and foreign imports to the United States;
●

the levels of imported steel in the United States and the tariffs initiated by the U.S. government in 2018 under Section 232 of the Trade Expansion Act of 1962 (Section 232 tariffs) and newly imposed tariffs and duties on exported steel;

●	the availability and rising costs of transportation and logistical services;
●	the successes of our efforts and initiatives to increase sales and earnings, maintain or improve working capital turnover and free cash flows, improve our customer service, and achieve cost savings;
●	our ability to generate free cash flow through operations and repay debt within anticipated time frames;
●	events or circumstances that could impair or adversely impact the carrying value of any of our assets;
●	risks and uncertainties associated with intangible assets, including impairment charges related to indefinite lived intangible assets;
●	events or circumstances that could adversely impact the successful operation of our processing equipment and operations;
●	the amounts, successes and our ability to continue our capital investments and strategic growth initiatives, including acquisitions and our business information system implementations;
●

our ability to successfully integrate Berlin Metals, LLC, or Berlin Metals, into our business and risks inherent with the Berlin Metals acquisition in the achievement of expected results, including whether the acquisition will be accretive and within the expected timeframe;

●	the success of our operational initiatives to improve our operating, cultural and management systems and reduce our costs;
●	the ability to comply with the terms of our asset-based credit facility;
●	the ability of our customers and third parties to honor their agreements related to derivative instruments;
●	customer, supplier and competitor consolidation, bankruptcy or insolvency;
●	increased labor costs and tighter employment markets related to tighter employment markets;
●	reduced production schedules, layoffs or work stoppages by our own, our suppliers’ or customers’ personnel;
●	the impacts of union organizing activities and the success of union contract renewals;
●	the timing and outcomes of inventory lower of cost or market adjustments and last-in, first-out, or LIFO, income or expense;

●	the ability of our customers (especially those that may be highly leveraged, and those with inadequate liquidity) to maintain their credit availability;
●

the inflation or deflation existing within the metals industry, as well as product mix and inventory levels on hand, which can impact our cost of materials sold as a result of the fluctuations in the LIFO inventory valuation;

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

Overview

We are a leading metals service center that operates in three reportable segments; carbon flat products, specialty metals flat products, and tubular and pipe products.  We provide metals processing and distribution services for a wide range of customers.  Our carbon flat products segment’s focus is on the direct sale and distribution of large volumes of processed carbon and coated flat-rolled sheet, coil and plate products and fabricated parts.  Our specialty metals flat products segment’s focus is on the direct sale and distribution of processed aluminum and stainless flat-rolled sheet and coil products, flat bar products and fabricated parts.  Through the acquisition of Berlin Metals on April 2, 2018, the specialty metals flat products segment expanded its product offerings to include differing types of stainless flat-rolled sheet and coil and prime tin mill products.  In addition, we distribute metal tubing, pipe, bar, valves and fittings and fabricate pressure parts supplied to various industrial markets.  Products that require more value-added processing generally have a higher gross profit.  Accordingly, our overall gross profit is affected by, among other things, product mix, the amount of processing performed, the demand for and availability of metals, and volatility in selling prices and material purchase costs.  We also perform toll processing of customer-owned metals. We sell certain products internationally, primarily in Canada and Mexico.  International sales are immaterial to our consolidated financial results and to the individual segments’ results.

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

At June 30, 2018, we employed approximately 1,780 people.  Approximately 325 of the hourly plant personnel at the facilities listed below are represented by ten separate collective bargaining units.  The table below shows the expiration dates of the collective bargaining agreements.

Facility	Expiration date
Milan, Illinois	August 12, 2018
Hammond, Indiana	November 30, 2019
Locust, North Carolina	March 4, 2020
Romeoville, Illinois	May 31, 2020
Minneapolis coil, Minnesota	September 30, 2020
Duluth, Minnesota	December 22, 2020
Indianapolis, Indiana	January 29, 2021
St. Paul, Minnesota	May 25, 2021
Minneapolis plate, Minnesota	March 31, 2022
Detroit, Michigan	August 31, 2022

We have never experienced a work stoppage and we believe that our relationship with employees is good. However, any prolonged work stoppages by our personnel represented by collective bargaining units could have a material adverse impact on our business, financial condition, results of operations and cash flows.

On April 2, 2018, we acquired all of the net assets of Berlin Metals, based in Hammond, Indiana. Berlin Metals was founded in 1967 and is one of the largest North American service centers processing and distributing prime tin mill products and stainless steel strip in slit coil form. Berlin Metals is also a supplier of galvanized, light gauge cold rolled sheet and strip and other coated metals in coil forms, to customers in the building products, automotive and specialized industrial markets.

The acquisition was accounted for as a business combination and the assets were valued at fair market value. The acquisition is not considered significant and Berlin Metals’ results are included in our specialty metals flat products segment in our second quarter of 2018 financial results. The acquisition is expected to be accretive to 2018 earnings.

Reportable Segments

We operate in three reportable segments; carbon flat products, specialty metals flat products and tubular and pipe products. The carbon flat products segment and the specialty metals flat products segment are at times consolidated and referred to as the flat products segment. Some of the flat products segments’ assets and resources are shared by the carbon and specialty metals segments and both segments’ products are stored in the shared facilities and, in some locations, processed on shared equipment. As such, total assets and capital expenditures are reported in the aggregate for the flat products segments. Due to the shared assets and resources, certain of the flat products segment expenses are allocated between the carbon flat products segment and the specialty metals flat products segment based upon an established allocation methodology.

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

Specialty metals flat products

The primary focus of our specialty metals flat products segment is on the direct sale and distribution of processed stainless and aluminum flat-rolled sheet and coil products, flat bar products and fabricated parts. Through its acquisition of Berlin Metals on April 2, 2018, our specialty metals flat products segment expanded its product offerings to include differing types of stainless flat-rolled sheet and coil and prime tin mill products. We act as an intermediary between metals producers and manufacturers that require processed metals for their operations. We serve customers in various industries, including manufacturers of food service and commercial appliances, agriculture equipment, transportation and automotive equipment. We distribute these products primarily through a direct sales force.

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

Results of Operations

Our results of operations are impacted by the market price of metals. During the first half of 2018, metals prices increased significantly and changes to our net sales, cost of materials sold, gross profit, cost of inventory and profitability, are all impacted by industry metals pricing. The pricing increases continued through the first half of 2018 resulting in metals pricing reaching its highest point in 10 years. The increases are driven by both the tariffs initiated by the U.S. government in 2018 under Section 232 of the Trade Expansion Act (section 232 tariffs) of and strong customer demand.

Transactional or “spot” selling prices generally move in tandem with market price changes, while fixed selling prices typically lag and reset quarterly. Similarly, inventory costs (and, therefore, cost of materials sold) tend to move slower than market selling price changes due to mill lead times and inventory turnover impacting the rate of change in average cost. When average selling prices increase, and net sales increase, gross profit and operating expenses as a percentage of net sales will generally decrease. Our net sales and earnings were positively impacted by the price increases and increased customer demand during the first half of 2018, and we expect this trend to continue into the third quarter of 2018. As price increases continue, the gross margins we earn on each sale will lower as higher priced inventory is applied to sales.

Operating results for the second quarter of 2018 include the additional revenues and operating expenses resulting from the acquisition of Berlin Metals on April 2, 2018. Distribution expenses increased in the first half of 2018 across all segments as anticipated. The increase accounted for 37.9% of the consolidated operating expense increase. The increase is related to a shortage of drivers due to the stronger economy and more products moved via truck and limited driver hours per day resulting from the Electronic Log Device mandate by the Federal Motor Carrier Safety Administration issued in 2017.

During the second quarter of 2017, we announced the permanent closure of our carbon flat products segment’s Siler City, North Carolina operation. The facility ceased operations in the third quarter of 2017. The land and building associated with the operation is classified as Assets held for sale on the accompanying Consolidated Balance Sheets, and was subsequently sold in July 2018 at net book value. The operating loss related to the Siler City, North Carolina operation was immaterial in the first half of 2018 compared to $938 thousand for the first half of 2017.

Consolidated Operations

The following table presents consolidated operating results for the periods indicated (dollars are shown in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2018		2017		2018		2017
		% of net sales		% of net sales		% of net sales		% of net sales
Net sales	$452,917	100.0	$356,195	100.0	$828,515	100.0	$691,088	100.0
Cost of materials sold (a)	356,061	78.6	283,041	79.5	650,838	78.6	541,495	78.4
Gross profit (b)	96,856	21.4	73,154	20.5	177,677	21.4	149,593	21.6
Operating expenses (c)	72,537	16.0	63,521	17.8	141,013	17.0	128,909	18.6
Operating income	$24,319	5.4	$9,633	2.7	$36,664	4.4	$20,684	3.0
Other loss, net	93	0.0	28	0.0	139	0.0	54	0.0
Interest and other expense on debt	2,670	0.6	1,788	0.5	4,656	0.6	3,414	0.5
Income before income taxes	21,556	4.8	7,817	2.2	31,869	3.8	17,216	2.5
Income taxes	5,708	1.3	3,020	0.8	8,392	1.0	4,720	0.7
Net income	15,848	3.5	4,797	1.4	23,477	2.8	12,496	1.8

(a)  Includes $1,500 and $2,000 of LIFO expense for the three and six months ended June 30, 2018, respectively.  Includes $400 and $775 of LIFO expense for the three and six months ended June 30, 2017, respectively.

(b) Gross profit is calculated as net sales less the cost of materials sold.
(c) Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Net sales increased $96.7 million, or 27.2%, to $452.9 million in the second quarter of 2018 from $356.2 million in the second quarter of 2017. The increase in net sales was due to a 21.3% increase in average selling prices and a 4.8% increase in sales volume during the second quarter of 2018 compared to the second quarter of 2017. Average selling prices increased sequentially from the first quarter of 2018 by approximately 13.0%. The average selling prices increased in the carbon flat products and tubular and pipe products segments during the second quarter of 2018 compared to the second quarter of 2017 due to the increased market prices discussed above. Sales volumes increased in the specialty metals flat products segment due to the acquisition of Berlin Metals and increased customer demand, and in the tubular and pipe products segment due to increased customer demand. Carbon flat products net sales were 61.7% of total net sales in the second quarter of 2018 compared to 66.6% of total net sales in the second quarter of 2017. Specialty metals flat products net sales were 21.5% of total net sales in the second quarter of 2018 compared to 16.4% of total net sales in the second quarter of 2017. Tubular and pipe products net sales were 16.8% of total net sales in the second quarter of 2018 compared to 17.1% of total net sales in the second quarter of 2017.

Net sales increased $137.4 million, or 19.9%, to $828.5 million during the six months ended June 30, 2018 from $691.1 million during the six months ended June 30, 2017. The increase in net sales was due to a 17.2% increase in average selling prices and a 2.3% increase in sales volume during the six months ended June 30, 2018 compared to the six months ended June 30, 2017. Average selling prices increased in all three operating segments during the first six months of 2018 compared to the first six months of 2017. Sales volumes increased in the specialty metals flat products segment due to the acquisition of Berlin Metals and increased customer demand, and in the tubular and pipe products segment due to increased customer demand. Carbon flat products net sales were 62.7% of total net sales in the first six months of 2018 compared to 65.7% of total net sales in the first six months of 2017. Specialty metals flat products net sales were 19.7% of total net sales in the first six months of 2018 compared to 16.8% of total net sales in the first six months of 2017. Tubular and pipe products net sales were 17.6% of total net sales in the first six months of 2018 compared to 17.5% of total net sales in the first six months of 2017.

Cost of materials sold increased $73.0 million, or 25.8%, to $356.0 million in the second quarter of 2018 from $283.0 million in the second quarter of 2017. Cost of materials sold increased $109.3 million, or 20.2%, to $650.8 million during the six months ended June 30, 2018 from $541.5 million during the six months ended June 30, 2017. The increase in cost of materials sold in the second quarter and first six months of 2018 is related to increased market metals pricing discussed above and increased sales volume.

As a percentage of net sales, gross profit (as defined in footnote (b) in the table above) increased to 21.4% in the second quarter of 2018 compared to 20.5% in the second quarter of 2017. As a percentage of net sales, gross profit decreased to 21.4% in the six months ended June 30, 2018 compared to 21.6% in the six months ended June 30, 2017. The decrease in the gross profit as a percentage of net sales is due to the impact of higher average selling prices, as the average gross profit per ton increased in the first half of 2018 compared to the first half of 2017.

Operating expenses in the second quarter of 2018 increased $9.0 million, or 14.2%, to $72.5 million from $63.5 million in the second quarter of 2017. As a percentage of net sales, operating expenses decreased to 16.0% for the second quarter of 2018 from 17.8% in the comparable 2017 period. Operating expenses in the carbon flat products segment increased $3.7 million, operating expenses in the specialty metals flat products segment increased $3.8 million, operating expenses in the tubular and pipe products segment increased $0.3 million, and Corporate expenses increased $1.3 million. Operating expenses increased in all categories, except for depreciation expense, as reported on the Company’s Consolidated Statements of Comprehensive Income. Operating expenses related to the newly acquired Berlin Metals on April 2, 2018 accounted for $2.3 million, or 25.7%, of the operating expense increase. In addition, distribution expenses increased $2.8 million, or 26.7%, and accounted for 31.3% of the total operating expense increase as discussed above. Selling and administrative and general expenses increased $4.2 million, or 17.4%, primarily as a result of labor expenses and increased variable based incentive compensation.

Operating expenses in the first six months of 2018 increased $12.1 million, or 9.4%, to $141.0 million from $128.9 million in the first six months of 2017. As a percentage of net sales, operating expenses decreased to 17.0% in the first six months of 2018 from 18.6% for the first six months of 2017. Operating expenses in the carbon flat products segment increased $6.3 million, operating expenses in the specialty metals flat products segment increased $4.5 million, operating expenses in the tubular and pipe products segment decreased $0.2 million, and Corporate expenses increased $1.5 million. Operating expenses increased in all categories, except for depreciation expense, as reported on the Company’s Consolidated Statements of Comprehensive Income. Operating expenses related to the newly acquired Berlin Metals on April 2, 2018 accounted for $2.3 million, or 19.1%, of the operating expense increase. In addition, distribution expenses increased $4.6 million, or 21.9%, and accounted for 37.9% of the total operating expense increase as discussed above. Selling and administrative and general expenses increased $5.7 million, or 11.6%, primarily as a result of labor expenses and increased variable based incentive compensation.

Interest and other expense on debt totaled $2.7 million, 0.6% of net sales, for the second quarter of 2018 compared to $1.8 million, or 0.5% of net sales, for the second quarter of 2017. Interest and other expense on debt totaled $4.6 million, or 0.6% of net sales, for the first six months of 2018 compared to $3.4 million, or 0.5% of net sales, for the first six months of 2017. Our effective borrowing rate, exclusive of deferred financing fees and commitment fees, was 3.4% for the first six months of 2018 compared to 2.9% for the first six months of 2017 due to the increase in LIBOR rates since the first half of 2017. Total average borrowings increased $64 million, or 33.4%, from $190.8 million in the first six months of 2017 to $254.6 million in the first six months of 2018, primarily related to increased working capital needs in 2018.

For the second quarter of 2018, income before income taxes totaled $21.6 million compared to $7.8 million in the second quarter of 2017. For the first half of 2018, income before income taxes totaled $31.8 million compared to $17.2 million in the first half of 2017.

An income tax provision of 26.5% was recorded for the second quarter of 2018, compared to 38.6% for the second quarter of 2017. An income tax provision of 26.3% was recorded for the first half of 2018, compared to 27.4% for the first half of 2017. During the quarter ended March 31, 2017, we made an out-of-period adjustment to correct and record previously unrecognized deferred tax assets, and the associated tax benefit, related to the SERP. The adjustment, which accumulated since the inception of the plan in 2005, resulted in an increase to after-tax income of $1.9 million in the first quarter of 2017.

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

Net income for the second quarter of 2018 totaled $15.8 million or $1.39 per basic and diluted share, compared to $4.8 million, or $0.42 per basic and diluted share for the second quarter of 2017. Net income for the first half of 2018 totaled $23.5 million or $2.06 per basic and diluted share, compared to $12.5 million, or $1.10 per basic and diluted share for the first half of 2017.

Segment Operations

Carbon flat products

The following table presents selected operating results for our carbon flat products segment for the periods indicated (dollars are shown in thousands, except for per ton information):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2018		2017		2018		2017
		% of net sales		% of net sales		% of net sales		% of net sales
Direct tons sold	283,639		284,552		558,148		565,780
Toll tons sold	20,722		23,906		43,817		46,470
Total tons sold	304,361		308,458		601,965		612,250

Net sales	$279,292	100.0	$237,058	100.0	$520,185	100.0	$453,974	100.0
Average selling price per ton	918		769		864		741
Cost of materials sold	217,143	77.7	189,650	80.0	406,917	78.2	358,823	79.0
Gross profit (a)	62,149	22.3	47,408	20.0	113,268	21.8	95,151	21.0
Operating expenses (b)	43,845	15.7	40,169	16.9	86,859	16.7	80,537	17.8
Operating income	$18,304	6.6	$7,239	3.1	$26,409	5.1	$14,614	3.2

(a) Gross profit is calculated as net sales less the cost of materials sold.
(b) Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Tons sold by our carbon flat products segment decreased 4 thousand tons, or 1.3%, to 304 thousand in the second quarter of 2018 from 308 thousand in the second quarter of 2017. Tons sold by our carbon flat products segment decreased 10 thousand tons, or 1.7% to 602 thousand in the first half of 2018 from 612 thousand in the first half of 2017. The decrease in tons sold is due to the strategic decision to eliminate low margin international trading sales and the closure of our North Carolina operation in the third quarter of 2017, which accounted for a decrease year-over-year of approximately 28 thousand tons. Excluding these strategic decisions, the carbon flat products segment experienced tonnage increases in 2018 compared to 2017. Customer demand was strong in the first half of 2018, and we expect similar year-over-year growth it to continue into the third quarter of 2018.

Net sales in our carbon flat products segment increased $42.2 million, or 17.8%, to $279.3 million in the second quarter of 2018 from $237.1 million in the second quarter of 2017. The increase in sales was due to a 19.4% increase in average selling prices during the second quarter of 2018 compared to the second quarter of 2017. Average selling prices in the second quarter of 2018 were $918 per ton, compared with $769 per ton in the second quarter of 2017, and $809 per ton in the first quarter of 2018.

Net sales in our carbon flat products segment increased $66.2 million, or 14.6%, to $520.2 million in the first half of 2018 from $454.0 million in the first half of 2017. The increase in sales was due to a 16.5% increase in average selling prices. Average selling prices in the first half of 2018 were $864 per ton, compared with $741 per ton in the first half of 2017.

Cost of materials sold increased $27.4 million, or 14.5%, to $217.1 million in the second quarter of 2018 from $189.7 million in the second quarter of 2017. Cost of materials sold increased $48.1 million, or 13.4%, to $406.9 million in the first half of 2018 from $358.8 million in the first half of 2017. The increase was due to the increased market price for metals discussed above.

As a percentage of net sales, gross profit (as defined in footnote (a) in the table above) increased to 22.3% in the second quarter of 2018 compared to 20.0% in the second quarter of 2017. Gross profit increased $50 per ton to $204 per ton in the second quarter of 2018 from $154 per ton in the second quarter of 2017 and $172 per ton in the first quarter of 2018.

As a percentage of net sales, gross profit increased to 21.8% in the six months ended June 30, 2018 compared to 21.0% in the six months ended June 30, 2017. Gross profit increased $33 per ton to $188 per ton in the six months ended June 30, 2018 from $155 per ton in the six months ended June 30, 2017.

Operating expenses in the second quarter of 2018 increased $3.6 million, or 9.2%, to $43.8 million from $40.2 million in the second quarter of 2017. As a percentage of net sales, operating expenses decreased to 15.7% for the second quarter of 2018 from 16.9% in the comparable 2017 period. Operating expenses in the first half of 2018 increased $6.4 million, or 7.8%, to $86.9 million from $80.5 million in the first half of 2017. As a percentage of net sales, operating expenses decreased to 16.7% for the first half of 2018 from 17.8% in the comparable 2017 period. Variable operating expenses, such as warehouse and processing, increased as a result of increased sales volume at our current operating facilities. Other operating expenses increased as a result of increased distribution expense discussed above, labor expenses and increased variable performance based incentive compensation.

Operating income for the second quarter of 2018 totaled $18.3 million, or 6.6% of net sales, compared to $7.2 million, or 3.1% of net sales for the second quarter of 2017. Operating income for the six months ended June 30, 2018 totaled $26.4 million, or 5.1% of net sales, compared to $14.6 million, or 3.2% of net sales for the six months ended June 30, 2017.

Specialty metals flat products

The following table presents selected operating results for our specialty metals flat products for the periods indicated (dollars are shown in thousands, except for per ton information):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2018		2017		2018		2017
		% of net sales		% of net sales		% of net sales		% of net sales
Direct tons sold	37,555		22,529		62,403		45,678
Toll tons sold	1,251		10		1,266		54
Total tons sold	38,806		22,539		63,669		45,732

Net sales	$97,354	100.0	$58,280	100.0	$162,884	100.0	$116,235	100.0
Average selling price per ton	2,509		2,586		2,558		2,542
Cost of materials sold	82,667	84.9	50,046	85.9	138,799	85.2	98,330	84.6
Gross profit (a)	14,687	15.1	8,234	14.1	24,085	14.8	17,905	15.4
Operating expenses (b)	9,163	9.4	5,375	9.2	15,548	9.6	11,061	9.5
Operating income	$5,524	5.7	$2,859	4.9	$8,537	5.2	$6,844	5.9

(a) Gross profit is calculated as net sales less the cost of materials sold.
(b) Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Tons sold by our specialty metals flat products segment increased 16 thousand tons, or 72.2%, to 39 thousand in the second quarter of 2018 from 23 thousand in the second quarter of 2017. Tons sold by our specialty metals flat products segment increased 18 thousand tons, or 39.2%, to 64 thousand in the six months ended June 30, 2018 from 46 thousand in the six months ended June 30, 2017. The increase in tons sold is due to the acquisition of Berlin Metals on April 2, 2018 and improved customer demand in the markets we serve during the second quarter and first six months of 2018. The specialty metals flat products segment increased its market share for stainless and aluminum products in the first half of 2018.

Net sales in our specialty metals flat products segment increased $39.1 million, or 67.0%, to $97.4 million in the second quarter of 2018 from $58.3 million in the second quarter of 2017. The increase in sales was due to the 72.2% volume increase discussed above offset by a 3.0% decrease in the average selling prices during the second quarter of 2018 compared to the second quarter of 2017. Average selling prices in the second quarter of 2018 were $2,509 per ton compared to $2,586 per ton in the second quarter of 2017 and $2,636 per ton in the first quarter of 2018. Some of the products sold by Berlin Metals have a lower average selling price than products historically sold by the specialty metals flat products segment.

Net sales in our specialty metals flat products segment increased $46.6 million, or 40.1%, to $162.9 million in the first half of 2018 from $116.2 million in the first half of 2017. The increase in sales was due to the 39.2% increase in sales volume as discussed above as the average selling prices remained unchanged between the periods. Average selling prices in the first half of 2018 were $2,558 per ton, compared with $2,542 per ton in the first half of 2017.

Cost of materials sold increased $32.7 million, or 65.2%, to $82.7 million in the second quarter of 2018 from $50.0 million in the second quarter of 2017. The increase was due to a 72.2% increase in sales volume, offset by a 4.1% decrease in market metals cost in the second quarter of 2018 compared to the second quarter in 2017.

Cost of materials sold increased $40.5 million, or 41.2%, to $138.8 million in the first half of 2018 from $98.3 million in the first half of 2017. The increase in cost of materials sold was due to a 39.2% increase in sales volume and a 1.4% increase in market metals cost during the six months ended June 30, 2018 compared to the six months ended June 30, 2017.

As a percentage of net sales, gross profit (as defined in footnote (a) in the table above) increased to 15.1% in the second quarter of 2018 from 14.1% in the second quarter of 2017. As a percentage of net sales, gross profit decreased to 14.8% in the six months ended June 30, 2018 from 15.4% in the six months ended June 30, 2017.

Operating expenses in the second quarter of 2018 increased $3.8 million, or 70.5%, to $9.2 million from $5.4 million in the second quarter of 2017. As a percentage of net sales, operating expenses increased to 9.4% of net sales for the second quarter of 2018 compared to 9.2% of net sales for the second quarter of 2017.

Operating expenses in the first six months of 2018 increased $4.4 million, or 40.6%, to $15.5 million from $11.1 million in the first six months of 2017. As a percentage of net sales, operating expenses increased to 9.6% of net sales for the six months ended June 30, 2018 compared to 9.5% for the six months ended June 30, 2017. Operating expenses increased due to the acquisition of Berlin Metals on April 2, 2018. Variable operating expenses, such as distribution and warehouse and processing increased as a result of higher sales volumes. Selling and administrative and general expenses increased primarily as a result of increased variable based incentive compensation related to the increased sales volume, gross profit and operating income.

Operating income for the second quarter of 2018 totaled $5.5 million, or 5.7% of net sales, compared to $2.9 million, or 4.9% of net sales, for the second quarter of 2017. Operating income for the six months ended June 30, 2018 totaled $8.5 million, or 5.2% of net sales, compared to operating income of $6.8 million, or 5.9% of net sales, for the six months ended June 30, 2017.

Tubular and pipe products

The following table presents selected operating results for our tubular and pipe products segment for the periods indicated (dollars are shown in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2018		2017		2018		2017
		% of net sales		% of net sales		% of net sales		% of net sales
Net sales	$76,271	100.0	$60,857	100.0	$145,446	100.0	$120,879	100.0
Cost of materials sold (a)	56,251	73.8	43,345	71.2	105,122	72.3	84,342	69.8
Gross profit (b)	20,020	26.2	17,512	28.8	40,324	27.7	36,537	30.2
Operating expenses (c)	15,470	20.3	15,168	24.9	31,508	21.7	31,706	26.2
Operating income	$4,550	6.0	$2,344	3.9	$8,816	6.1	$4,831	4.0

(a)  Includes $1,500 and $2,000 of LIFO expense for the three and six months ended June 30, 2018, respectively.  Includes $400 and $775 of LIFO expense for the three and six months ended June 30, 2017, respectively.

(b) Gross profit is calculated as net sales less the cost of materials sold.
(c) Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Net sales increased $15.4 million, or 25.3%, to $76.3 million in the second quarter of 2018 from $60.9 million in the second quarter of 2017. The increase is a result of a 22.4% increase in sales volume and a 2.4% increase in average selling prices during the second quarter of 2018 compared to the second quarter of 2017.

Net sales increased $24.5 million, or 20.3% to $145.4 million in the six months ended June 30, 2018 from $120.9 million in the six months ended June 30, 2017. The increase in net sales is a result of a 19.5% increase in sales volume as the average selling price remained unchanged between the periods.

Cost of materials sold increased $13.0 million, or 29.8%, to $56.3 million in the second quarter of 2018 from $43.3 million in the second quarter of 2017. During the second quarter of 2018, we recorded LIFO expense of $1.5 million compared to $0.4 million in the second quarter of 2017.

Cost of materials sold increased $20.8 million, or 24.6% to $105.1 million in the first six months of 2018 from $84.3 million in the first six months of 2017. During the first six months of 2018, we recorded $2.0 million of LIFO expense compared to $0.8 million in the first six months of 2017. The increase in cost of materials sold is a result of increased sales volumes, increased market metals cost and increased LIFO expense in 2018 compared to 2017.

As a percentage of net sales, gross profit (as defined in footnote (b) in the table above) decreased to 26.2% in the second quarter of 2018 from 28.8% in the second quarter of 2017. As a percentage of net sales, the $1.5 million LIFO expense decreased gross profit by 2.0% in 2018 compared to the $0.4 million LIFO expense in 2017 that decreased gross profit by 0.7%. As a percentage of net sales, gross profit decreased to 27.7% in the first six months of 2018 compared to 30.2% in the first six months of 2017. As a percentage of net sales, the $2.0 million LIFO expense recorded in the six months ended June 30, 2018 decreased gross profit by 1.4%, compared to the $0.8 million LIFO expense recorded in the six months ended June 30, 2017 that decreased gross profit by 0.6%.

Operating expenses in the second quarter of 2018 increased $0.3 million, or 2.0%, to $15.5 million from $15.2 million in the second quarter of 2017. As a percentage of net sales, operating expenses decreased to 20.3% for the second quarter of 2018 compared to 24.9% for the second quarter of 2017. Operating expenses increased in the second quarter primarily as a result of increased distribution expense discussed above and increased variable incentive compensation related to increased gross profit and operating income.

Operating expenses in the six months ended June 30, 2018 decreased $0.2 million, or 0.6%, to $31.5 million from $31.7 million in the first half of 2017. As a percentage of net sales, operating expenses decreased to 21.7% in the first half of 2018 compared to 26.2% in the first half of 2017. Operating expenses decreased in the first half of 2018 primarily as a result of more labor and overhead capitalization into inventory offset by increased distribution expense.

Operating income for the second quarter of 2018 totaled $4.6 million, or 6.0% of net sales, compared to $2.3 million, or 3.9% of net sales, for the second quarter of 2017. Operating income for the six months ended June 30, 2018 totaled $8.8 million, or 6.1% of net sales, compared to $4.8 million, or 4.0% of net sales, for the six months ended June 30, 2017.

Corporate expenses

Corporate expenses increased $1.3 million to $4.1 million in the second quarter of 2018 compared to $2.8 million in the second quarter of 2017. Corporate expenses increased $1.5 million to $7.1 million in the first half of 2018 compared to $5.6 million in the first half of 2017. The increase in corporate expenses is primarily attributable to increased variable incentive compensation related to increased operating income and the professional fees incurred in connection with the Berlin Metals acquisition on April 2, 2018.

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

Operating Activities

For the six months ended June 30, 2018, we used $61.9 million of net cash for operations, of which $35.7 million was generated from operating activities and $98.6 million was used for working capital investments. Net cash from operations during the six months ended June 30, 2018 consisted primarily of net income of $23.5 million.  For the six months ended June 30, 2017, we used $38.5 million of net cash from operations, of which $21.4 million was generated from operating activities and $59.9 million was used for working capital investments.  Net cash from operations during the six months ended June 30, 2017 consisted primarily of net income of $12.5 million.

Working capital at June 30, 2018 totaled $422.3 million, a $113.3 million increase from December 31, 2017. The increase was primarily attributable to a $65.9 million, or 49.6%, increase in accounts receivable (resulting from higher sales prices and higher sales volumes experienced in the second quarter compared to the fourth quarter) and a $73.5 million, or 27.1%, increase in inventories (resulting from higher inventory levels and higher average inventory costs in the second quarter of 2018 compared to the fourth quarter of 2017) offset by a $35.9 million increase in accounts payable and outstanding checks (related to the increased inventory purchases discussed above).

Investing Activities

Net cash used for investing activities was $35.6 million during the six months ended June 30, 2018, compared to $4.3 million during the six months ended June 30, 2017.  Investment activities in 2018 includes the acquisition of Berlin Metals for $21.9 million and $13.8 million of capital expenditures were primarily attributable to a building expansion and additional processing equipment at our existing facilities.  During 2018, we expect our capital spending to approximate $25 million primarily related to a building expansion and new processing equipment at our existing facilities.

Financing Activities

During the six months ended June 30, 2018, $100.0 million of cash was generated from financing activities, which primarily consisted of $101.4 million of net borrowings under our ABL Credit Facility due to the continued rising metals prices and working capital needs and the acquisition of Berlin Metals on April 2, 2018 offset by the final Industrial Revenue Bond (IRB) payment of $0.9 million and $0.4 million of dividends paid. During the six months ended June 30, 2017, $44.7 million of cash was generated from financing activities, which primarily consisted of $46.1 million of net borrowings under our ABL Credit Facility offset by a $0.9 million IRB repayment.

Dividends paid were $0.4 million for both the six months ended June 30, 2018 and June 30, 2017. In August 2018, our Board of Directors approved a regular quarterly dividend of $0.02 per share, which will be paid on September 17, 2018 to shareholders of record as of September 4, 2018. Regular dividend distributions in the future are subject to the availability of cash, the $5.0 million annual limitation on cash dividends and common stock repurchases under our ABL Credit Facility and continuing determination by our Board of Directors that the payment of dividends remains in the best interest of our shareholders.

Stock Repurchase Program

In 2015, our Board of Directors authorized a stock repurchase program of up to 550,000 shares of our issued and outstanding common stock, which could include open market repurchases, negotiated block transactions, accelerated stock repurchases or open market solicitations for shares, all or some of which may be effected through Rule 10b5-1 plans. Repurchased shares will be held in our treasury, or canceled and retired as our Board may determine from time to time. Any repurchases of common stock are subject to the covenants contained in the ABL Credit Facility. Under the ABL Credit Facility, we may repurchase common stock and pay dividends up to $5.0 million in the aggregate during any trailing twelve months without restrictions. Purchases in excess of $5.0 million require us to (i) maintain availability in excess of 20% of the aggregate revolver commitments ($80.0 million at June 30, 2018) or (ii) to maintain availability equal to or greater than 15% of the aggregate revolver commitments ($60.0 million at June 30, 2018) and we must maintain a pro-forma ratio of EBITDA, minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00. The timing and amount of any repurchases under the stock repurchase program will depend upon several factors, including market and business conditions, and limitations under the ABL Credit Facility, and repurchases may be discontinued at any time.

No share repurchases were made during the six months ended June 30, 2018.

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

The ABL Credit Facility contains customary representations and warranties and certain covenants that limit our ability to, among other things: (i) incur or guarantee additional indebtedness; (ii) pay distributions on, redeem or repurchase capital stock or redeem or repurchase subordinated debt; (iii) make investments; (iv) sell assets; (v) enter into agreements that restrict distributions or other payments from restricted subsidiaries to us; (vi) incur liens securing indebtedness; (vii) consolidate, merge or transfer all or substantially all of our assets; and (viii) engage in transactions with affiliates. In addition, the ABL Credit Facility contains a financial covenant which requires: (i) if any commitments or obligations are outstanding and our availability is less than the greater of $30 million or 10.0% of the aggregate amount of revolver commitments ($40.0 million at June 30, 2018), or 10.0% of the aggregate borrowing base ($40.0 million at June 30, 2018) then we must maintain a ratio of EBITDA minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00 for the most recent twelve fiscal month period.

We have the option to borrow under our revolver based on the agent’s base rate plus a premium ranging from 0.00% to 1.50% or the London Interbank Offered Rate, or LIBOR, plus a premium ranging from 1.25% to 2.75%.

As of June 30, 2018, we were in compliance with our covenants and had approximately $99 million of availability under the ABL Credit Facility.

As of June 30, 2018, $1.7 million of bank financing fees were included in “Prepaid expenses and other” and “Other long-term assets” on the accompanying Consolidated Balance Sheets. The financing fees are being amortized over the five-year term of the ABL Credit Facility and are included in “Interest and other expense on debt” on the accompanying Consolidated Statements of Comprehensive Income.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our principal raw materials are carbon, coated and stainless steel, and aluminum, prime tin mill, pipe and tube, flat rolled coil, sheet and plate that we typically purchase from multiple primary metals producers.  The metals industry as a whole is cyclical and, at times, pricing and availability of metals can be volatile due to numerous factors beyond our control, including general domestic and international economic conditions, the levels of metals imported into the United States, labor costs, sales levels, competition, levels of inventory held by other metals service centers, consolidation of metals producers, new global capacity by metals producers, higher raw material costs for the producers of metals, import duties and tariffs, including the Section 232 tariffs initiated by the U.S. government in 2018, and currency exchange rates. This volatility can significantly affect the availability and cost of raw materials for us.

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

Rising metals prices, like we are experiencing in 2018, result in higher working capital requirements for us and our customers. Some customers may not have sufficient credit lines or liquidity to absorb significant increases in the price of metals. While we have generally been successful in the past in passing on producers’ price increases and surcharges to our customers, there is no guarantee that we will be able to pass on price increases to our customers in the future. Declining metals prices have generally adversely affected our net sales and net income, while increasing metals prices have generally favorably affected our net sales and net income.

Approximately 48% and 46% of our consolidated net sales during the first six months of 2018 and 2017, respectively, were directly related to industrial machinery and equipment manufacturers and their fabricators.

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

Item 4. Controls and Procedures

The evaluation required by Rule 13a-15(e) of the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q has been carried out under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. These disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in reports that are filed with or submitted to the SEC is: (i) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2018, our disclosure controls and procedures were effective.

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

4.25

Joinder and First Amendment to Bank Agreement, dated as of April 4, 2018, to Third Amended and Restated Loan and Security Agreement, dated as of December 8, 2017, by and among the Registrant, the financial institutions from time to time party thereto, Bank of America, N.A., as administrative agent, and the other agents from time to time party thereto.’

Incorporated by reference to Exhibit 4.25 to Registrant’s Form 10-Q filed with the Commission on May 3, 2018 (Commission File No. 0-23320).

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

OLYMPIC STEEL, INC.
(Registrant)

Date: August 2, 2018	By:	/s/ Michael D. Siegal
Michael D. Siegal
Chairman of the Board and Chief
Executive Officer

	By:	/s/ Richard T. Marabito
Richard T. Marabito
Chief Financial Officer
(Principal Financial and Accounting Officer)