Form 10-Q
period 2018-09-30
OLYMPIC STEEL INC
filed 2018-11-08
CIK 917470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

( X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes (X) No ( )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ( )	Accelerated filer (X)
Non-accelerated filer ( )	Smaller reporting company ( )
Emerging growth company ( )

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ( )

Indicate by check mark whether the registrant is a shell company (as defined Rule 12b-2 of the Exchange Act). Yes ( ) No (X)

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding as of November 8, 2018
Common stock, without par value	11,008,399

Olympic Steel, Inc.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Olympic Steel, Inc.

Consolidated Balance Sheets

 (in thousands)

	As of
	September 30, 2018	December 31, 2017
	(unaudited)
Assets
Cash and cash equivalents	$4,267	$3,009
Accounts receivable, net	213,422	132,737
Inventories, net (includes LIFO debit of $662 as of September 30, 2018 and $5,337 as of December 31, 2017)	366,198	275,307
Prepaid expenses and other	5,219	8,333
Assets held for sale	-	750
Total current assets	589,106	420,136
Property and equipment, at cost	398,524	376,710
Accumulated depreciation	(239,862)	(229,062)
Net property and equipment	158,662	147,648
Intangible assets, net	27,519	22,980
Other long-term assets	13,980	13,394
Total assets	$789,267	$604,158

Liabilities
Current portion of long-term debt	$-	$930
Accounts payable	118,134	84,034
Accrued payroll	19,265	11,999
Other accrued liabilities	11,595	14,184
Total current liabilities	148,994	111,147
Credit facility revolver	304,484	196,235
Other long-term liabilities	12,724	12,048
Deferred income taxes	14,718	12,145
Total liabilities	480,920	331,575
Shareholders' Equity
Preferred stock	-	-
Common stock	130,597	129,453
Treasury stock	(132)	(337)
Retained earnings	177,882	143,467
Total shareholders' equity	308,347	272,583
Total liabilities and shareholders' equity	$789,267	$604,158

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Consolidated Statements of Comprehensive Income

(in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
	(unaudited)
Net sales	$456,976	$331,442	$1,285,491	$1,022,530
Costs and expenses
Cost of materials sold (excludes items shown separately below)	365,362	265,351	1,016,200	806,846
Warehouse and processing	25,330	20,531	72,579	65,870
Administrative and general	21,197	16,647	61,592	52,699
Distribution	12,552	10,574	38,077	31,507
Selling	7,373	6,797	21,708	19,804
Occupancy	2,348	2,150	7,200	6,651
Depreciation	3,953	3,883	12,141	12,516
Amortization	247	223	716	667
Total costs and expenses	438,362	326,156	1,230,213	996,560
Operating income	18,614	5,286	55,278	25,970
Other income (loss), net	17	(22)	(122)	(76)
Income before interest and income taxes	18,631	5,264	55,156	25,894
Interest and other expense on debt	2,923	1,966	7,579	5,380
Income before income taxes	15,708	3,298	47,577	20,514
Income tax provision	4,109	1,018	12,501	5,738
Net income and total comprehensive income	$11,599	$2,280	$35,076	$14,776

Earnings per share:
Net income per share - basic	$1.01	$0.20	$3.07	$1.30
Weighted average shares outstanding - basic	11,444	11,386	11,427	11,384
Net income per share - diluted	$1.01	$0.20	$3.07	$1.30
Weighted average shares outstanding - diluted	11,446	11,386	11,427	11,384

Dividends declared per share of common stock	$0.02	$0.02	$0.06	$0.06

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Consolidated Statements of Cash Flows

 (in thousands)

	For the Nine Months Ended September 30,
	2018	2017
	(unaudited)
Cash flows from (used for) operating activities:
Net income	$35,076	$14,776
Adjustments to reconcile net income to net cash from (used for) operating activities -
Depreciation and amortization	13,199	13,872
Loss (gain) on disposition of property and equipment	29	(38)
Stock-based compensation	1,348	944
Other long-term assets	(825)	(1,264)
Other long-term liabilities	3,180	(1,523)
	52,007	26,767
Changes in working capital:
Accounts receivable	(74,076)	(48,790)
Inventories	(76,122)	(25,697)
Prepaid expenses and other	4,176	710
Accounts payable	36,926	178
Change in outstanding checks	(10,039)	553
Accrued payroll and other accrued liabilities	3,995	(363)
	(115,140)	(73,409)
Net cash used for operating activities	(63,133)	(46,642)

Cash flows from (used for) investing activities:
Acquisition of net assets	(21,907)	-
Capital expenditures	(20,366)	(6,470)
Proceeds from disposition of property and equipment	80	814
Net cash used for investing activities	(42,193)	(5,656)

Cash flows from (used for) financing activities:
Credit facility revolver borrowings	428,782	310,734
Credit facility revolver repayments	(320,534)	(254,925)
Principal payment under capital lease obligation	(4)	-
Industrial revenue bond repayments	(930)	(895)
Credit facility fees and expenses	(70)	(125)
Proceeds from exercise of stock options (including tax benefits) and employee stock purchases	-	9
Dividends paid	(660)	(658)
Net cash from financing activities	106,584	54,140

Cash and cash equivalents:
Net change	1,258	1,842
Beginning balance	3,009	2,315
Ending balance	$4,267	$4,157

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Supplemental Disclosures of Cash Flow Information

 (in thousands)

	For the Nine Months Ended September 30,
	2018	2017
	(unaudited)

Interest paid	$7,171	$4,691
Income taxes paid	$8,216	$7,918

The accompanying notes are an integral part of these consolidated statements.Olympic Steel, Inc.

Notes to Unaudited Consolidated Financial Statements

September 30, 2018

1.	Basis of Presentation:

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

Impact of Recently Issued Accounting Pronouncements

In August, 2018, the Financial Account Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2018-15, “Intangibles – Goodwill and other – Internal-use software: Customer’s accounting for implementation costs incurred in a cloud computing arrangement that is a service contract”. This ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). Accordingly, the ASU requires an entity (customer) in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. The ASU also requires the entity (customer) to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement, which includes reasonably certain renewals. For public business entities, this ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years with early adoption permitted. The Company early adopted ASU 2018-15 in the third quarter of 2018 and the adoption of this ASU did not materially impact the Company’s consolidated financial statements.

In August 2017, the FASB issued ASU No 2017-12, “Derivatives and Hedging”. This ASU aligns an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. To meet that objective, the ASU expands and refines hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. This ASU also makes certain targeted improvements to simplify the application of hedge accounting guidance and ease the administrative burden of hedge documentation requirements and assessing hedge effectiveness. This ASU is the final version of proposed ASU 2016-310, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities”, which has been deleted. For public business entities, this ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early application is permitted in any interim period after issuance of the ASU. All transition requirements and elections should be applied to hedging relationships existing (that is, hedging relationships in which the hedging instrument has not expired, been sold, terminated, or exercised or the entity has not removed the designation of the hedging relationship) on the date of adoption. The effect of adoption should be reflected as of the beginning of the fiscal year of adoption. The adoption of this ASU is not expected to materially impact the Company’s consolidated financial statements.

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

In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” which deferred the effective date of ASU 2014-09 for all entities by one year. This update is effective for public business entities for annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods. Earlier application was permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. ASU 2014-09 was to become effective for us beginning January 2017; however, ASU 2015-14 deferred our effective date until January 2018, which is when we adopted this standard. The ASU permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). The ASU also requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required for customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. The Company completed the process of evaluating the effect of the adoption and determined there were no material changes required to the reported revenues as a result of the adoption. Substantially all of the revenue arrangements consist of a single performance obligation to transfer goods. Based on the evaluation process and review of the contracts with customers, the timing and amount of revenue recognized based on ASU 2015-14 is consistent with the revenue recognition policy under previous guidance. The adoption of this ASU on January 1, 2018 using the modified retrospective approach applied to those contracts which were not completed as of January 1, 2018 did not have a material impact on the Company’s consolidated financial statements. Comparative information has not been restated and continues to be reported under the accounting standard in effect for those periods. The impact of adopting ASU 606 was not material to the Company’s consolidated financial statements as of and for the three and nine months ended September 30, 2018. See note 3.

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

As of
Details of Acquisition (in thousands)	April 2, 2018
Assets acquired
Accounts receivable, net	6,609
Inventories	14,769
Property and equipment	2,898
Prepaid expenses and other	345
Intangible assets	5,255
Total assets acquired	29,876
Total liabilities assumed	(7,969)
Cash paid	$21,907

The purchase price allocation presented above is based upon management’s estimate of the fair value of the acquired assets and assumed liabilities using valuation techniques including income, cost and market approaches. The fair value estimates involve the use of estimates and assumptions, including, but not limited to, the timing and amounts of future cash flows, revenue growth rates, discount rates, and royalty rates.

As of the effective date of the acquisition, Berlin Metals’ results are included in the Company’s specialty metals flat products segment in the Company’s 2018 financial results. Upon the acquisition, the Company entered into an amendment to its asset-based credit facility to include the eligible assets of Berlin Metals.

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

	Disaggregated Revenue by Products Sold
	For the Three Months Ended September 30, 2018
	Carbon flat products	Specialty metals flat products	Tubular and pipe products	Total
Hot Rolled	34.0%	-	-	34.0%
Plate	13.4%	-	-	13.4%
Cold Rolled	5.1%	-	-	5.1%
Coated	7.1%	-	-	7.1%
Specialty	-	18.4%	-	18.4%
Pipe & Tube	-	-	17.9%	17.9%
Other	2.3%	1.8%	-	4.1%
Total	61.9%	20.2%	17.9%	100.0%

	Disaggregated Revenue by Products Sold
	For the Nine Months Ended September 30, 2018
	Carbon flat products	Specialty metals flat products	Tubular and pipe products	Total
Hot Rolled	35.1%	-	-	35.1%
Plate	12.8%	-	-	12.8%
Cold Rolled	5.3%	-	-	5.3%
Coated	7.6%	-	-	7.6%
Specialty	-	18.5%	-	18.5%
Pipe & Tube	-	-	17.7%	17.7%
Other	1.7%	1.3%	-	3.0%
Total	62.5%	19.8%	17.7%	100.0%

4.	Accounts Receivable:

Accounts receivable are presented net of allowances for doubtful accounts and unissued credits of $3.5 million and $2.8 million as of September 30, 2018 and December 31, 2017, respectively. The allowance for doubtful accounts is maintained at a level considered appropriate based on historical experience and specific customer collection issues that have been identified. Estimations are based upon a calculated percentage of accounts receivable, which remains fairly level from year to year, and judgments about the probable effects of economic conditions on certain customers, which can fluctuate significantly from year to year. The Company cannot guarantee that the rate of future credit losses will be similar to past experience. The Company considers all available information when assessing the adequacy of its allowance for doubtful accounts and unissued credits each quarter.

5.	Inventories:

Inventories consisted of the following:

	Inventory as of
(in thousands)	September 30, 2018	December 31, 2017
Unprocessed	$306,147	$225,187
Processed and finished	60,051	50,120
Totals	$366,198	$275,307

The Company values certain of its tubular and pipe products inventory at the last-in, first-out (LIFO) method. At September 30, 2018 and December 31, 2017, approximately $53.9 million, or 14.7% of consolidated inventory, and $48.1 million, or 17.5% of consolidated inventory, respectively, was reported under the LIFO method of accounting. The cost of the remainder of the tubular and pipe products inventory is determined using a weighted average rolling first-in, first-out (FIFO) method.

During the three and nine months ended September 30, 2018, the Company recorded $2.7 million and $4.7 million of LIFO expense, respectively, as the current projections anticipate increased pricing and volume of LIFO inventory for the remainder of the year. During the three and nine months ended September 30, 2017, the Company recorded $0.7 million and $1.5 million of LIFO expense, respectively.

If the FIFO method had been in use, inventories would have been $0.7 million and $5.3 million lower than reported at September 30, 2018 and December 31, 2017, respectively.

6.	Goodwill and Intangible Assets:

The Company’s intangible assets were recorded in connection with its April 2, 2018 acquisition of Berlin Metals and its 2011 acquisition of CTI. The intangible assets were evaluated on the premise of highest and best use to a market participant, primarily utilizing the income approach valuation methodology. The useful life of the customer relationships were determined to be fifteen years, based primarily on the consistent and predictable revenue source associated with the existing customer base, the present value of which extends through the fifteen year amortization period. The useful life of the trade names were determined to be indefinite primarily due to their history and reputation in the marketplace, the Company’s expectation that the trade names will continue to be used, and the conclusion that there are currently no other factors identified that would limit its useful life. The Company will continue to evaluate the useful life assigned to our amortizable customer relationships in future periods.

Goodwill, by reportable segment, was as follows as of September 30, 2018 and December 31, 2017, respectively. The goodwill is deductible for tax purposes.

(in thousands)	Carbon Flat Products	Specialty Metals Flat Products	Tubular and Pipe Products	Total

Balance as of December 31, 2017	$-	$-	$-	$-
Acquisitions	-	2,358	-	2,358
Impairments	-	-	-	-
Balance as of September 30, 2018	$-	$2,358	$-	$2,358

Intangible assets, net, consisted of the following as of September 30, 2018 and December 31, 2017, respectively:

	As of September 30, 2018
(in thousands)	Gross Carrying Amount	Acquisitions	Accumulated Amortization	Intangible Assets, Net

Customer relationships - subject to amortization	$13,332	$640	$(6,465)	$7,507
Covenant not to compete - subject to amortization	-	157	(28)	129
Trade name - not subject to amortization	15,425	2,100	-	17,525
	$28,757	$2,897	$(6,493)	$25,161

	As of December 31, 2017
(in thousands)	Gross Carrying Amount	Acquisitions	Accumulated Amortization	Intangible Assets, Net

Customer relationships - subject to amortization	$13,332	$-	$(5,777)	$7,555
Trade name - not subject to amortization	15,425	-	-	15,425
	$28,757	$-	$(5,777)	$22,980

The Company estimates that amortization expense for its intangible assets subject to amortization will be approximately $1.0 million per year in each of the next five years.

7.	Debt:

The Company’s debt is comprised of the following components:

	As of
	September 30,	December 31,
(in thousands)	2018	2017
Asset-based revolving credit facility due December 8, 2022	$304,484	$196,235
Industrial revenue bond due April 1, 2018	-	930
Total debt	304,484	197,165
Less current amount	-	(930)
Total long-term debt	$304,484	$196,235

The Company’s asset-based credit facility (the ABL Credit Facility) is collateralized by the Company’s accounts receivable, inventory and personal property. The ABL Credit Facility consists of (i) a revolving credit facility of $370 million, including a $20 million sub-limit for letters of credit and (ii) a first in, last out revolving credit facility of up to $30 million. Under the terms of the ABL Credit Facility, the Company may request additional commitments in the aggregate principal amount of up to $200 million to the extent that existing or new lenders agree to provide such additional commitments. Revolver borrowings are limited to the lesser of a borrowing base, comprised of eligible receivables and inventories, or $400 million in the aggregate. The ABL Credit Facility matures on December 8, 2022.

The ABL Credit Facility contains customary representations and warranties and certain covenants that limit the ability of the Company to, among other things: (i) incur or guarantee additional indebtedness; (ii) pay distributions on, redeem or repurchase capital stock or redeem or repurchase subordinated debt; (iii) make investments; (iv) sell assets; (v) enter into agreements that restrict distributions or other payments from restricted subsidiaries to the Company; (vi) incur liens securing indebtedness; (vii) consolidate, merge or transfer all or substantially all of its assets; and (viii) engage in transactions with affiliates. In addition, the ABL Credit Facility contains a financial covenant which requires (i) if any commitments or obligations are outstanding and the Company’s availability is less than the greater of $30 million or 10.0% of the aggregate amount of revolver commitments ($40.0 million at September 30, 2018) or 10.0% of the aggregate borrowing base ($40.0 million at September 30, 2018), then the Company must maintain a ratio of Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA) minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00 for the most recent twelve fiscal month period.

The Company has the option to borrow under its revolver based on the agent’s base rate plus a premium ranging from 0.00% to 1.50% or the London Interbank Offered Rate (LIBOR) plus a premium ranging from 1.25% to 2.75%.

As of September 30, 2018, the Company was in compliance with its covenants and had approximately $93 million of availability under the ABL Credit Facility.

As of September 30, 2018, $1.6 million of bank financing fees were included in “Prepaid expenses and other” and “Other long-term assets” on the accompanying Consolidated Balance Sheets. The financing fees are being amortized over the five-year term of the ABL Credit Facility and are included in “Interest and other expense on debt” on the accompanying Consolidated Statements of Comprehensive Income.

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

These derivatives have not been designated as hedging instruments. The periodic changes in fair value of the metals and embedded customer derivative instruments are included in “Cost of materials sold” in the Consolidated Statements of Comprehensive Income. The Company recognizes derivative positions with both the customer and the third party for the derivatives and classifies cash settlement amounts associated with them as part of “Cost of materials sold” in the Consolidated Statements of Comprehensive Income. The cumulative change in fair value of the metals swaps that have not yet been settled are included in “Other accrued liabilities,” and the embedded customer derivatives are included in “Accounts receivable” on the Consolidated Balance Sheets at September 30, 2018. The cumulative change in fair value of the metals swaps that have not yet been settled are included in “Accounts receivable,” and the embedded customer derivatives are included in “Other accrued liabilities” on the Consolidated Balance Sheets at December 31, 2017.

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

There was no net impact from the nickel swaps or embedded customer derivative agreements to the Company’s Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2018 and 2017. The table below shows the total impact to the Company’s Consolidated Statements of Comprehensive Income through net income of the derivatives for the three and nine months ended September 30, 2018 and 2017.

	Net Gain (Loss) Recognized
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Interest rate swap (CTI)	$-	$(6)	$(5)	$(24)
Metals swaps	(221)	156	14	79
Embedded customer derivatives	221	(156)	(14)	(79)
Total loss	$-	$(6)	$(5)	$(24)

9.	Fair Value of Financial Instruments:

During the three months ended September 30, 2018, there were no transfers of financial assets between Levels 1, 2 or 3 fair value measurements. There have been no changes in the valuation methodologies since December 31, 2017. Following is a description of the valuation methodologies used for assets and liabilities measured at fair value as of September 30, 2018 and December 31, 2017:

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

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company:

	Value of Items Recorded at Fair Value
	As of September 30, 2018
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Metal swaps	$-	$32	$-	$32
Total assets at fair value	$-	$32	$-	$32

Liabilities:
Embedded customer derivative	$-	$32	$-	$32
Total liabilities recorded at fair value	$-	$32	$-	$32

	As of September 30, 2018
(in thousands)	Level 1	Level 2	Level 3	Total
Liabilities:
Revolver	-	304,484	-	304,484
Total liabilities not recorded at fair value	$-	$304,484	$-	$304,484

The value of the items not recorded at fair value represent the carrying value of the liabilities.

	As of December 31, 2017
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Metals swaps	$-	$382	$-	$382
Total assets at fair value	$-	$382	$-	$382

Liabilities:
Embedded customer derivatives	$-	$382	$-	$382
Interest rate swap (CTI)	-	5	-	5
Total liabilities recorded at fair value	$-	$387	$-	$387

	As of December 31, 2017
(in thousands)	Level 1	Level 2	Level 3	Total
Liabilities:
IRB	$930	$-	$-	$930
Revolver	-	196,235	-	196,235
Total liabilities not recorded at fair value	$930	$196,235	$-	$197,165

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

On an annual basis the compensation committee of the Company’s Board of Directors awards restricted stock units (RSUs), to each non-employee director as part of their annual compensation. The annual awards for 2018 and 2017 were $80,000 and $70,000, respectively. Subject to the terms of the Plan and the RSU agreement, the RSUs vest after one year of service (from the date of grant). The RSUs are not converted into shares of common stock until the director either resigns or is terminated from the board of directors.

On July 1, 2016, the Company created a new Senior Management Stock Incentive Program (the Plan) for certain participants. Under the Plan, each participant is awarded RSUs with a dollar value equal to 10% of the participant’s base salary, up to an annual maximum of $17,500. The RSUs have a five-year vesting period and the RSUs will convert into the right to receive shares of common stock upon a participant’s retirement, or earlier upon the participant’s death or disability or upon a change in control of the Company. The carbon and specialty metals flat products segments adopted the Plan on July 1, 2016 and the tubular and pipe products segment adopted the Plan on January 1, 2017.

Stock-based compensation expense recognized on RSUs for the three and nine months ended September 30, 2018 and 2017, respectively, is summarized in the following table:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2018	2017	2018	2017
RSU expense before taxes	$181	$141	$463	$408
RSU expense after taxes	$133	$97	$341	$294

All pre-tax charges related to RSUs were included in the caption “Administrative and general” on the accompanying Consolidated Statements of Comprehensive Income.

The following table summarizes the activity related to RSUs for the nine months ended September 30, 2018:

	Number of	Weighted Average
	Shares	Granted Price
Outstanding at December 31, 2017	469,068	$20.11
Granted	84,283	22.33
Converted into shares	(19,097)	16.09
Forfeited	(6,709)	16.98
Outstanding at September 30, 2018	527,545	$20.65
Vested at September 30, 2018	436,069	$20.42

11.	Income Taxes:

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

For the three months ended September 30, 2018, the Company recorded an income tax provision of $4.1 million, or 26.2% of pre-tax income, compared to $1.0 million, or 30.9% of pre-tax income, for the three months ended September 30, 2017. For the nine months ended September 30, 2018, the Company recorded an income tax provision of $12.5 million, or 26.3% of pre-tax income, compared to $5.7 million, or 28.0%, for the nine months ended September 30, 2017. In the first quarter of 2017, the Company made an out-of-period adjustment to correct and record previously unrecognized deferred tax assets, and the associated tax benefit, related to a portion of the Supplemental Executive Retirement Plan (SERP) that had previously been considered non-deductible under Section 162(m) limitations in prior years. Due to the mandatory waiting period of six months prior to any SERP payment distribution, in 2017 the Company determined that the Section 162(m) non-deductibility limitations did not apply. The adjustment, which had accumulated since the inception of the SERP in 2005, resulted in an increase to after-tax income of $1.9 million in 2017. The Company determined that this adjustment was not material to its current or prior period consolidated financial statements.

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

12.	Shares Outstanding and Earnings Per Share:

Earnings per share have been calculated based on the weighted average number of shares outstanding as set forth below:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2018	2017	2018	2017
Weighted average basic shares outstanding	11,444	11,386	11,427	11,384
Assumed issuance related to stock awards	2	-	-	-
Weighted average diluted shares outstanding	11,446	11,386	11,427	11,384
Net income	$11,599	$2,280	$35,076	$14,776
Basic earnings per share	$1.01	$0.20	$3.07	$1.30
Diluted earnings per share	$1.01	$0.20	$3.07	$1.30
Anti-dilutive securities outstanding	91	65	91	65

13.	Segment Information:

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

The following table provides financial information by segment and reconciles the Company’s operating income by segment to the consolidated income before income taxes for the three and nine months ended September 30, 2018 and 2017.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands)	2018	2017	2018	2017
Net sales
Carbon flat products	$282,810	$215,843	$802,995	$669,817
Specialty metals flat products	92,153	57,554	255,037	173,789
Tubular and pipe products	82,013	58,045	227,459	178,924
Total net sales	$456,976	$331,442	$1,285,491	$1,022,530

Depreciation and amortization
Carbon flat products	$2,524	$2,493	$7,665	$8,287
Specialty metals flat products	341	185	880	609
Tubular and pipe products	1,311	1,403	4,237	4,211
Corporate	24	25	75	76
Total depreciation and amortization	$4,200	$4,106	$12,857	$13,183

Operating income
Carbon flat products	$14,493	$3,698	$40,901	$18,312
Specialty metals flat products	4,954	2,074	13,493	8,918
Tubular and pipe products	3,102	1,608	11,917	6,439
Corporate expenses	(3,935)	(2,094)	(11,033)	(7,699)
Total operating income	$18,614	$5,286	$55,278	$25,970
Other income (loss), net	17	(22)	(122)	(76)
Income before interest and income taxes	18,631	5,264	55,156	25,894
Interest and other expense on debt	2,923	1,966	7,579	5,380
Income before income taxes	$15,708	$3,298	$47,577	$20,514

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands)	2018	2017	2018	2017
Capital expenditures
Flat products segments	$4,980	$1,110	$15,289	$4,292
Tubular and pipe products	1,505	891	4,598	2,178
Corporate	106	-	479	-
Total capital expenditures	$6,591	$2,001	$20,366	$6,470

	As of
	September 30,	December 31,
(in thousands)	2018	2017
Total assets
Flat products segments	$579,602	$409,116
Tubular and pipe products	209,007	194,787
Corporate	658	255
Total assets	$789,267	$604,158

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

Forward-Looking Information

This Quarterly Report on Form 10-Q and other documents we file with the SEC contain various forward-looking statements that are based on current expectations, estimates, forecasts and projections about our future performance, business, our beliefs and management’s assumptions. In addition, we, or others on our behalf, may make forward-looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, conferences, webcasts, phone calls and conference calls. Words such as “may,” “will,” “anticipate,” “should,” “intend,” “expect,” “believe,” “estimate,” “project,” “plan,” “potential,” and “continue,” as well as the negative of these terms or similar expressions, are intended to identify forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those implied by such statements including, but not limited to:

●	the recent fluctuations in metals pricing provides risks of falling metals prices and inventory devaluation;
●	general and global business, economic, financial and political conditions;
●	competitive factors such as the availability, global production levels and pricing of metals, industry shipping and inventory levels and rapid fluctuations in customer demand and metals pricing;
●	cyclicality and volatility within the metals industry;
●	fluctuations in the value of the U.S. dollar and the related impact on foreign steel pricing, U.S. exports, and foreign imports to the United States;
●

the levels of imported steel in the United States and the tariffs initiated by the U.S. government in 2018 under Section 232 of the Trade Expansion Act of 1962 and newly imposed tariffs and duties on exported steel, U.S. trade policy and its impact on the U.S. manufacturing industry;

●	the availability, and increased costs, of labor related to tighter employment markets;
●	the availability and rising costs of transportation and logistical services;
●	rising interest rates and their impacts on our variable interest debt;
●	the successes of our efforts and initiatives to increase sales and earnings, maintain or improve working capital turnover and free cash flows, improve our customer service, and achieve cost savings;
●	our ability to generate free cash flow through operations and repay debt within anticipated time frames;
●	events or circumstances that could impair or adversely impact the carrying value of any of our assets;
●	risks and uncertainties associated with intangible assets, including impairment charges related to indefinite lived intangible assets;
●	events or circumstances that could adversely impact the successful operation of our processing equipment and operations;
●	the amounts, successes and our ability to continue our capital investments and strategic growth initiatives, including acquisitions and our business information system implementations;
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

Overview

We are a leading metals service center that operates in three reportable segments; carbon flat products, specialty metals flat products, and tubular and pipe products. We provide metals processing and distribution services for a wide range of customers. Our carbon flat products segment’s focus is on the direct sale and distribution of large volumes of processed carbon and coated flat-rolled sheet, coil and plate products and fabricated parts. Our specialty metals flat products segment’s focus is on the direct sale and distribution of processed aluminum and stainless flat-rolled sheet and coil products, flat bar products and fabricated parts. Through the acquisition of Berlin Metals on April 2, 2018, our specialty metals flat products segment expanded its product offerings to include differing types of stainless flat-rolled sheet and coil and prime tin mill products. In addition, we distribute metal tubing, pipe, bar, valves and fittings and fabricate pressure parts supplied to various industrial markets. Products that require more value-added processing generally have a higher gross profit. Accordingly, our overall gross profit is affected by, among other things, product mix, the amount of processing performed, the demand for and availability of metals, and volatility in selling prices and material purchase costs. We also perform toll processing of customer-owned metals. We sell certain products internationally, primarily in Canada and Mexico. International sales are immaterial to our consolidated financial results and to the individual segments’ results.

Our results of operations are affected by numerous external factors including, but not limited to: general and global business, economic, financial, banking and political conditions; fluctuations in the value of the U.S. dollar to foreign currencies, competition; metals pricing, demand and availability; transportation and energy costs; pricing and availability of raw materials used in the production of metals; global supply, the level of metals imported into the United States, tariffs, and inventory held in the supply chain; the availability, and increased costs of labor; customers’ ability to manage their credit line availability; and layoffs or work stoppages by our own, our suppliers’ or our customers’ personnel. The metals industry also continues to be affected by the global consolidation of our suppliers, competitors and end-use customers.

Like other metals service centers, we maintain substantial inventories of metals to accommodate the short lead times and just-in-time delivery requirements of our customers.  Accordingly, we purchase metals in an effort to maintain our inventory at levels that we believe to be appropriate to satisfy the anticipated needs of our customers based upon customer forecasts, historic buying practices, supply agreements with customers and market conditions.  Our commitments to purchase metals are generally at prevailing market prices in effect at the time we place our orders.  From time to time, we have entered into nickel swaps at the request of our customers in order to mitigate our customers’ risk of volatility in the price of metals, and we have entered into metals hedges to mitigate our risk of volatility in the price of metals.  We have no long-term, fixed-price metals purchase contracts.  When metals prices decline, customer demands for lower prices and our competitors’ responses to those demands could result in lower sale prices and, consequently, lower gross profits and earnings as we use existing metals inventory.  When metals prices increase, competitive conditions will influence how much of the price increase we can pass on to our customers.  To the extent we are unable to pass on future price increases in our raw materials to our customers, the net sales and gross profits of our business could be adversely affected.

At September 30, 2018, we employed approximately 1,765 people. Approximately 321 of the hourly plant personnel at the facilities listed below are represented by ten separate collective bargaining units. The table below shows the expiration dates of the collective bargaining agreements.

Facility	Expiration date
Hammond, Indiana	November 30, 2019
Locust, North Carolina	March 4, 2020
Romeoville, Illinois	May 31, 2020
Minneapolis coil, Minnesota	September 30, 2020
Duluth, Minnesota	December 22, 2020
Indianapolis, Indiana	January 29, 2021
St. Paul, Minnesota	May 25, 2021
Milan, Illinois	August 12, 2021
Minneapolis plate, Minnesota	March 31, 2022
Detroit, Michigan	August 31, 2022

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

The acquisition was accounted for as a business combination and the assets were valued at fair market value. The acquisition is not considered significant and Berlin Metals’ results are included in our specialty metals flat products segment in our 2018 financial results. The acquisition is expected to be accretive to 2018 earnings.

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

Results of Operations

Our results of operations are impacted by the market price of metals. Through the first seven months of 2018, metals prices increased significantly and changes to our net sales, cost of materials sold, gross profit, cost of inventory and profitability, were all impacted by industry metals pricing. The price increases resulted in metals pricing reaching its highest point in 10 years. The increases were driven by both the tariffs initiated by the U.S. government in 2018 under Section 232 of the Trade Expansion Act of 1962 (section 232 tariffs) and strong customer demand. During the last two months of the third quarter, market prices for metals declined from the prior months, but overall market prices for metal in the first nine months of 2018 were still higher than the first nine months of 2017. The pricing decline in the third quarter caused gross margin pressure as higher priced material was applied to orders. We expect the margin pressure to continue into the fourth quarter of 2018, and combined with less shipping days in the fourth quarter, we expect fourth quarter results to trail behind third quarter 2018 results, but to exceed the results of the fourth quarter of 2017.

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

Operating results for the third quarter of 2018 include the additional revenues and operating expenses resulting from the acquisition of Berlin Metals on April 2, 2018. Distribution expenses increased in the first nine months of 2018 across all segments as anticipated. The increase in distribution expense accounted for 27.0% of the consolidated operating expense increase. The increase is related to a shortage of drivers due to the stronger economy and more products being moved via truck, as well as limited driver hours per day resulting from the Electronic Log Device mandate by the Federal Motor Carrier Safety Administration issued in 2017.

During the second quarter of 2017, we announced the permanent closure of our carbon flat products segment’s Siler City, North Carolina operation. The facility ceased operations in the third quarter of 2017. The land and building associated with the operation was sold in July 2018 at net book value. The operating loss related to the Siler City, North Carolina operation was immaterial in the first nine months of 2018 compared to $1.2 million for the first nine months of 2017.

Consolidated Operations

The following table presents consolidated operating results for the periods indicated (dollars are shown in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2018		2017		2018		2017
		% of net sales		% of net sales		% of net sales		% of net sales
Net sales	$456,976	100.0	$331,442	100.0	$1,285,491	100.0	$1,022,530	100.0
Cost of materials sold (a)	365,362	80.0	265,351	80.1	1,016,200	79.1	806,846	78.9
Gross profit (b)	91,614	20.0	66,091	19.9	269,291	20.9	215,684	21.1
Operating expenses (c)	73,000	16.0	60,805	18.3	214,013	16.6	189,714	18.6
Operating income	18,614	4.1	5,286	1.6	55,278	4.3	25,970	2.5
Other income (loss), net	17	0.0	(22)	0.0	(122)	(0.0)	(76)	(0.0)
Interest and other expense on debt	2,923	0.6	1,966	0.6	7,579	0.6	5,380	0.5
Income before income taxes	15,708	3.4	3,298	1.0	47,577	3.7	20,514	2.0
Income taxes	4,109	0.9	1,018	0.3	12,501	1.0	5,738	0.6
Net income	$11,599	2.5	$2,280	0.7	$35,076	2.7	$14,776	1.4

(a)

Includes $2,675 and $4,675 of LIFO expense for the three and nine months ended September 30, 2018, respectively. Includes $700 and $1,475 of LIFO expense for the three and nine months ended September 30, 2017, respectively.

(b)	Gross profit is calculated as net sales less the cost of materials sold.
(c)	Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Net sales increased $125.6 million, or 37.9%, to $457.0 million in the third quarter of 2018 from $331.4 million in the third quarter of 2017. The increase in net sales was due to a 28.6% increase in average selling prices and a 7.2% increase in sales volume during the third quarter of 2018 compared to the third quarter of 2017. Average selling prices increased sequentially from the second quarter of 2018 by approximately 8.4%. The average selling prices increased in all segments during the third quarter of 2018 compared to the third quarter of 2017 due to the increased market prices discussed above. Sales volumes increased in the specialty metals flat products segment due to the acquisition of Berlin Metals and increased customer demand, and in the carbon flat products and tubular and pipe products segments due to increased customer demand. Carbon flat products net sales were 61.9% of total net sales in the third quarter of 2018 compared to 65.1% of total net sales in the third quarter of 2017. Specialty metals flat products net sales were 20.2% of total net sales in the third quarter of 2018 compared to 17.4% of total net sales in the third quarter of 2017. Tubular and pipe products net sales were 17.9% of total net sales in the third quarter of 2018 compared to 17.5% of total net sales in the third quarter of 2017.

Net sales increased $263.0 million, or 25.7%, to $1.3 billion during the nine months ended September 30, 2018 from $1.0 billion during the nine months ended September 30, 2017. The increase in net sales was due to a 21.1% increase in average selling prices and a 3.8% increase in sales volume during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. Average selling prices increased in all three operating segments during the first nine months of 2018 compared to the first nine months of 2017. Sales volumes increased in the specialty metals flat products segment due to the acquisition of Berlin Metals and increased customer demand, and in the tubular and pipe products segment due to increased customer demand. The decrease in tons sold in the carbon flat products segment is due to the strategic decision to eliminate low margin international trading sales and the closure of our North Carolina operation in the third quarter of 2017. Carbon flat products net sales were 62.5% of total net sales in the first nine months of 2018 compared to 65.5% of total net sales in the first nine months of 2017. Specialty metals flat products net sales were 19.8% of total net sales in the first nine months of 2018 compared to 17.0% of total net sales in the first nine months of 2017. Tubular and pipe products net sales were 17.7% of total net sales in the first nine months of 2018 compared to 17.5% of total net sales in the first nine months of 2017.

Cost of materials sold increased $100.0 million, or 37.7%, to $365.4 million in the third quarter of 2018 from $265.4 million in the third quarter of 2017. Cost of materials sold increased $209.3 million, or 25.9%, to $1.0 billion during the nine months ended September 30, 2018 from $806.8 million during the nine months ended September 30, 2017. The increase in cost of materials sold in the third quarter and first nine months of 2018 is primarily related to increased market metals pricing discussed above and increased sales volume.

As a percentage of net sales, gross profit (as defined in footnote (b) in the table above) increased to 20.0% in the third quarter of 2018 compared to 19.9% in the third quarter of 2017. As a percentage of net sales, gross profit decreased to 20.9% in the nine months ended September 30, 2018 compared to 21.1% in the nine months ended September 30, 2017. The decrease in the first nine months of 2018 gross profit as a percentage of net sales is due to the impact of higher average selling prices, as the average gross profit per ton increased in the first nine months of 2018 compared to the first nine months of 2017.

Operating expenses in the third quarter of 2018 increased $12.2 million, or 20.1%, to $73.0 million from $60.8 million in the third quarter of 2017. As a percentage of net sales, operating expenses decreased to 16.0% in the third quarter of 2018 from 18.3% in the comparable 2017 period. Operating expenses increased $4.3 million, $3.9 million, $2.2 million, and $1.8 million in the carbon flat products, specialty metals flat products, tubular and pipe products and Corporate segments, respectively. Operating expenses increased in all categories, as reported on the Company’s Consolidated Statements of Comprehensive Income. Operating expenses related to the newly acquired Berlin Metals on April 2, 2018 accounted for $2.4 million, or 19.7%, of the operating expense increase. In addition, distribution expenses increased $2.0 million, or 18.7%, and accounted for 16.2% of the total operating expense increase as discussed above. Variable operating expenses, such as warehouse and processing, increased as a result of increased sales volume and increased labor hours at our current operating facilities. Selling and administrative and general expenses increased as a result of labor expenses and increased variable based incentive compensation related to increased profitability.

Operating expenses in the first nine months of 2018 increased $24.3 million, or 12.8%, to $214.0 million from $189.7 million in the first nine months of 2017. As a percentage of net sales, operating expenses decreased to 16.6% in the first nine months of 2018 from 18.6% for the first nine months of 2017. Operating expenses increased $10.6 million, $8.4 million, $2.0 million, and $3.3 million in the carbon flat products, specialty metals flat products, tubular and pipe products and Corporate segments, respectively. Operating expenses increased in all categories, except for depreciation expense, as reported on the Company’s Consolidated Statements of Comprehensive Income. Operating expenses related to the newly acquired Berlin Metals on April 2, 2018 accounted for $4.7 million, or 19.4%, of the operating expense increase. In addition, distribution expenses increased $6.6 million, or 20.9%, and accounted for 27.0% of the total operating expense increase as discussed above. Variable operating expenses, such as warehouse and processing, increased as a result of increased sales volume and increased labor hours at our current operating facilities. Selling and administrative and general expenses increased as a result of labor expenses and increased variable based incentive compensation related to related to increased profitability.

Interest and other expense on debt totaled $2.9 million, or 0.6% of net sales, in the third quarter of 2018 compared to $2.0 million, or 0.6% of net sales, in the third quarter of 2017. Interest and other expense on debt totaled $7.6 million, or 0.6% of net sales, for the first nine months of 2018 compared to $5.4 million, or 0.5% of net sales, for the first nine months of 2017. Our effective borrowing rate, exclusive of deferred financing fees and commitment fees, was 3.6% for the first nine months of 2018 compared to 3.0% for the first nine months of 2017 due to the increase in LIBOR rates since 2017. Total average borrowings increased $69 million, or 34.8%, from $198 million in the first nine months of 2017 to $267 million in the first nine months of 2018, primarily related to increased working capital needs, capital expenditures and the acquisition of Berlin Metals in 2018.

In the third quarter of 2018, income before income taxes totaled $15.7 million compared to $3.3 million in the third quarter of 2017. In the first nine months of 2018, income before income taxes totaled $47.6 million compared to $20.5 million in the first nine months of 2017.

An income tax provision of 26.2% was recorded in the third quarter of 2018, compared to 30.9% in the third quarter of 2017. An income tax provision of 26.3% was recorded in the first nine months of 2018, compared to 28.0% in the first nine months of 2017. During the quarter ended March 31, 2017, we made an out-of-period adjustment to correct and record previously unrecognized deferred tax assets, and the associated tax benefit, related to the SERP. The adjustment, which accumulated since the inception of the plan in 2005, resulted in an increase to after-tax income of $1.9 million in the first quarter of 2017.

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

Net income for the third quarter of 2018 totaled $11.6 million or $1.01 per basic and diluted share, compared to $2.3 million, or $0.20 per basic and diluted share for the third quarter of 2017. Net income for the first nine months of 2018 totaled $35.1 million or $3.07 per basic and diluted share, compared to $14.8 million, or $1.30 per basic and diluted share for the first nine months of 2017.

Segment Operations

Carbon flat products

The following table presents selected operating results for our carbon flat products segment for the periods indicated (dollars are shown in thousands, except for per ton information):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2018		2017		2018		2017
		% of net sales		% of net sales		% of net sales		% of net sales
Direct tons sold	258,671		256,550		816,819		822,330
Toll tons sold	22,554		20,876		66,371		67,346
Total tons sold	281,225		277,426		883,190		889,676

Net sales	$282,810	100.0	$215,843	100.0	$802,995	100.0	$669,817	100.0
Average selling price per ton	1,006		778		909		753
Cost of materials sold	225,407	79.7	173,560	80.4	632,326	78.7	532,383	79.5
Gross profit (a)	57,403	20.3	42,283	19.6	170,669	21.3	137,434	20.5
Operating expenses (b)	42,910	15.2	38,585	17.9	129,768	16.2	119,122	17.8
Operating income	$14,493	5.1	$3,698	1.7	$40,901	5.1	$18,312	2.7

(a) Gross profit is calculated as net sales less the cost of materials sold.
(b) Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Tons sold by our carbon flat products segment increased 4 thousand tons, or 1.4%, to 281 thousand in the third quarter of 2018 from 277 thousand in the third quarter of 2017. Tons sold by our carbon flat products segment decreased 6 thousand tons, or 0.7% to 883 thousand in the first nine months of 2018 from 890 thousand in the first nine months of 2017. The decrease in tons sold is due to the strategic decision to eliminate low margin international trading sales and the closure of our North Carolina operation in the third quarter of 2017, which accounted for a decrease year-over-year of approximately 31 thousand tons. Excluding these strategic decisions, the carbon flat products segment experienced a 2.9% tonnage increase in the first nine months of 2018 compared to the first nine months of 2017. Customer demand was strong in the first nine months of 2018, and we expect similar year-over-year growth to continue into the fourth quarter of 2018.

Net sales in our carbon flat products segment increased $67.0 million, or 31.0%, to $282.8 million in the third quarter of 2018 from $215.8 million in the third quarter of 2017. The increase in sales was due to a 29.3% increase in average selling prices and a 1.4% increase in sales volume during the third quarter of 2018 compared to the third quarter of 2017. Average selling prices in the third quarter of 2018 were $1,006 per ton, compared with $778 per ton in the third quarter of 2017, and $918 per ton in the second quarter of 2018.

Net sales in our carbon flat products segment increased $133.2 million, or 19.9%, to $803.0 million in the first nine months of 2018 from $669.8 million in the first nine months of 2017. The increase in sales was due to a 20.8% increase in average selling prices, offset by a 0.7% decrease in sales volume. Average selling prices in the first nine months of 2018 were $909 per ton, compared with $753 per ton in the first nine months of 2017.

Cost of materials sold increased $51.8 million, or 29.9%, to $225.4 million in the third quarter of 2018 from $173.6 million in the third quarter of 2017. Cost of materials sold increased $99.9 million, or 18.8%, to $632.3 million in the first nine months 2018 from $532.4 million in the first nine months of 2017. The increase was primarily due to the increased market price for metals discussed above.

As a percentage of net sales, gross profit (as defined in footnote (a) in the table above) increased to 20.3% in the third quarter of 2018 compared to 19.6% in the third quarter of 2017. Gross profit increased $52 per ton to $204 per ton in the third quarter of 2018 from $152 per ton in the third quarter of 2017 and remained flat with the second quarter of 2018. As a percentage of net sales, gross profit increased to 21.3% in the first nine months of 2018 compared to 20.5% in the first nine months of 2017. Gross profit increased $39 per ton to $193 per ton in the first nine months of 2018 from $154 per ton in the first nine months of 2017.

Operating expenses in the third quarter of 2018 increased $4.3 million, or 11.2%, to $42.9 million from $38.6 million in the third quarter of 2017. As a percentage of net sales, operating expenses decreased to 15.2% for the third quarter of 2018 from 17.8% in the comparable 2017 period. Operating expenses in the first nine months of 2018 increased $10.6 million, or 8.9%, to $129.8 million from $119.1 million in the first nine months of 2017. As a percentage of net sales, operating expenses decreased to 16.2% for the first nine months of 2018 from 17.9% in the comparable 2017 period. Variable operating expenses, such as warehouse and processing, increased as a result of increased sales volume and increased labor hours at our current operating facilities. Other operating expenses increased as a result of increased distribution expense discussed above, labor expenses and increased variable performance based incentive compensation related to increased profitability.

Operating income in the third quarter of 2018 totaled $14.5 million, or 5.1% of net sales, compared to $3.7 million, or 1.7% of net sales in the third quarter of 2017. Operating income in the first nine months of 2018 totaled $40.9 million, or 5.1% of net sales, compared to $18.3 million, or 2.7% of net sales in the first nine months of 2017.

Specialty metals flat products

The following table presents selected operating results for our specialty metals flat products for the periods indicated (dollars are shown in thousands, except for per ton information):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2018		2017		2018		2017
		% of net sales		% of net sales		% of net sales		% of net sales
Direct tons sold	32,534		23,253		94,937		68,931
Toll tons sold	4,072		-		5,338		54
Total tons sold	36,606		23,253		100,275		68,985

Net sales	$92,153	100.0	$57,554	100.0	$255,037	100.0	$173,789	100.0
Average selling price per ton	2,517		2,475		2,543		2,519
Cost of materials sold	77,928	84.6	50,083	87.0	216,726	85.0	148,413	85.4
Gross profit (a)	14,225	15.4	7,471	13.0	38,311	15.0	25,376	14.6
Operating expenses (b)	9,271	10.0	5,397	9.4	24,818	9.7	16,458	9.5
Operating income	$4,954	5.4	$2,074	3.6	$13,493	5.3	$8,918	5.1

(a) Gross profit is calculated as net sales less the cost of materials sold.
(b) Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Tons sold by our specialty metals flat products segment increased 13 thousand tons, or 57.4%, to 37 thousand in the third quarter of 2018 from 23 thousand in the third quarter of 2017. Tons sold by our specialty metals flat products segment increased 31 thousand tons, or 45.4%, to 100 thousand in the first nine months of 2018 from 69 thousand in the first nine months of 2017. The increase in tons sold is due to the acquisition of Berlin Metals on April 2, 2018 and improved customer demand in the markets we serve during the third quarter and first nine months of 2018.

Net sales in our specialty metals flat products segment increased $34.6 million, or 60.1%, to $92.2 million in the third quarter of 2018 from $57.6 million in the third quarter of 2017. The increase in sales was due to the 57.4% volume increase discussed above and a 1.7% increase in the average selling prices during the third quarter of 2018 compared to the third quarter of 2017. Average selling prices in the third quarter of 2018 were $2,517 per ton compared to $2,475 per ton in the third quarter of 2017 and $2,509 per ton in the second quarter of 2018.

Net sales in our specialty metals flat products segment increased $81.2 million, or 46.8%, to $255.0 million in the first nine months of 2018 from $173.8 million in the first nine months of 2017. The increase in sales was due to the 45.4% increase in sales volume as discussed above and an 1.0% increase in the average selling prices in the first nine months of 2018 compared to the first nine months of 2017. Average selling prices in the first nine months of 2018 were $2,543 per ton, compared with $2,519 per ton in the first nine months of 2017.

Cost of materials sold increased $27.8 million, or 55.6%, to $77.9 million in the third quarter of 2018 from $50.1 million in the third quarter of 2017. The increase was due to a 57.4% increase in sales volume, offset by a 1.2% decrease in cost of materials sold in the third quarter of 2018 compared to the third quarter in 2017. Cost of materials sold increased $68.3 million, or 46.0%, to $216.7 million in the first nine months of 2018 from $148.4 million in the first nine months of 2017. The increase in cost of materials sold was due to a 45.4% increase in sales volume and a 0.5% increase in material cost during the first nine months of 2018 compared to the first nine months of 2017.

As a percentage of net sales, gross profit (as defined in footnote (a) in the table above) increased to 15.4% in the third quarter of 2018 from 13.0% in the third quarter of 2017. As a percentage of net sales, gross profit increased to 15.0% in the first nine months of 2018 from 14.6% in the first nine months of 2017.

Operating expenses in the third quarter of 2018 increased $3.9 million, or 71.8%, to $9.3 million from $5.4 million in the third quarter of 2017. As a percentage of net sales, operating expenses increased to 10.0% of net sales for the third quarter of 2018 compared to 9.4% of net sales for the third quarter of 2017. Operating expenses in the first nine months of 2018 increased $8.4 million, or 50.8%, to $24.8 million from $16.5 million in the first nine months of 2017. As a percentage of net sales, operating expenses increased to 9.7% of net sales for the first nine months of 2018 compared to 9.5% for the first nine months of 2017. Operating expenses increased due to the acquisition of Berlin Metals on April 2, 2018. Variable operating expenses, such as distribution and warehouse and processing increased as a result of higher sales volumes. Selling and administrative and general expenses increased primarily as a result of increased variable based incentive compensation related to the increased sales volume, gross profit and operating income.

Operating income in the third quarter of 2018 totaled $5.0 million, or 5.4% of net sales, compared to $2.1 million, or 3.6% of net sales, in the third quarter of 2017. Operating income in the first nine months of 2018 totaled $13.5 million, or 5.3% of net sales, compared to operating income of $8.9 million, or 5.1% of net sales, in the first nine months of 2017.

Tubular and pipe products

The following table presents selected operating results for our tubular and pipe products segment for the periods indicated (dollars are shown in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2018		201		2018		2017
		% of net sales		% of net sales		% of net sales		% of net sales
Net sales	$82,013	100.0	$58,045	100.0	$227,459	100.0	$178,924	100.0
Cost of materials sold (a)	62,027	75.6	41,708	71.9	167,148	73.5	126,050	70.4
Gross profit (b)	19,986	24.4	16,337	28.1	60,311	26.5	52,874	29.6
Operating expenses (c)	16,884	20.6	14,729	25.3	48,394	21.3	46,435	26.0
Operating income	$3,102	3.8	$1,608	2.8	$11,917	5.2	$6,439	3.6

(a)

Includes $2,675 and $4,675 of LIFO expense for the three and nine months ended September 30, 2018, respectively. Includes $700 and $1,475 of LIFO expense for the three and nine months ended September 30, 2017, respectively.

(b)	Gross profit is calculated as net sales less the cost of materials sold.
(c)	Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Net sales increased $24.0 million, or 41.3%, to $82.0 million in the third quarter of 2018 from $58.0 million in the third quarter of 2017. The increase is a result of a 28.4% increase in sales volume and a 10.0 % increase in average selling prices during the third quarter of 2018 compared to the third quarter of 2017. Net sales increased $48.5 million, or 27.1% to $227.5 million in the first nine months of 2018 from $178.9 million in the first nine months of 2017. The increase in net sales is a result of a 22.4% increase in sales volume and a 3.8% increase in average selling prices during the first nine months of 2018 compared to the first nine months of 2017.

Cost of materials sold increased $20.3 million, or 48.7%, to $62.0 million in the third quarter of 2018 from $41.7 million in the third quarter of 2017. During the third quarter of 2018, we recorded LIFO expense of $2.7 million compared to $0.7 million in the third quarter of 2017. Cost of materials sold increased $41.1 million, or 32.6% to $167.1 million in the first nine months of 2018 from $126.1 million in the first nine months of 2017. During the first nine months of 2018, we recorded $4.7 million of LIFO expense compared to $1.5 million in the first nine months of 2017. The increase in cost of materials sold is a result of increased sales volumes, increased material costs and increased LIFO expense in 2018 compared to 2017.

As a percentage of net sales, gross profit (as defined in footnote (b) in the table above) decreased to 24.4% in the third quarter of 2018 from 28.1% in the third quarter of 2017. As a percentage of net sales, the $2.7 million LIFO expense reduced gross profit by 3.3% in 2018 compared to the $0.7 million LIFO expense in 2017 that reduced gross profit by 1.2%. As a percentage of net sales, gross profit decreased to 26.5% in the first nine months of 2018 compared to 29.6% in the first nine months of 2017. As a percentage of net sales, the $4.7 million LIFO expense recorded in the nine months ended September 30, 2018 reduced gross profit by 2.1%, compared to the $1.5 million LIFO expense recorded in the nine months ended September 30, 2017 that reduced gross profit by 0.8%.

Operating expenses in the third quarter of 2018 increased $2.2 million, or 14.6%, to $16.9 million from $14.7 million in the third quarter of 2017. As a percentage of net sales, operating expenses decreased to 20.6% for the third quarter of 2018 compared to 25.3% for the third quarter of 2017. Operating expenses increased in the third quarter primarily as a result of increased distribution expense discussed above and increased labor hours and variable incentive compensation related to increased gross profit and operating income.

Operating expenses in the first nine months of 2018 increased $2.0 million, or 4.0%, to $48.4 million from $46.4 million in the first nine months of 2017. As a percentage of net sales, operating expenses decreased to 21.3% in the first nine months of 2018 compared to 26.0% in the first nine months of 2017. Operating expenses increased in the first nine months of 2018 primarily as a result of increased distribution expense discussed above and increased labor hours and variable incentive compensation related to increased gross profit and operating income.

Operating income in the third quarter of 2018 totaled $3.1 million, or 3.8% of net sales, compared to $1.6 million, or 2.8% of net sales, in the third quarter of 2017. Operating income in the first nine months of 2018 totaled $11.9 million, or 5.2% of net sales, compared to $6.4 million, or 3.6% of net sales, in the first nine months of 2017.

Corporate expenses

Corporate expenses increased $1.8 million, or 87.9%, to $3.9 million in the third quarter of 2018 compared to $2.1 million in the third quarter of 2017. Corporate expenses increased $3.3 million, or 43.3%, to $11.0 million in the first nine months of 2018 compared to $7.7 million in the first nine months of 2017. The increase in corporate expenses is primarily attributable to increased variable incentive compensation related to increased operating income, and the professional fees incurred in connection with the Berlin Metals acquisition on April 2, 2018.

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

Operating Activities

For the nine months ended September 30, 2018, we used $63.1 million of net cash for operations, of which $52.0 million was generated from operating activities and $115.1 million was used for working capital investments. Net cash from operations during the nine months ended September 30, 2018 consisted primarily of net income of $35.1 million. For the nine months ended September 30, 2017, we used $46.6 million of net cash from operations, of which $26.8 million was generated from operating activities and $73.4 million was used for working capital investments. Net cash from operations during the nine months ended September 30, 2017 consisted primarily of net income of $14.8 million.

Working capital at September 30, 2018 totaled $440.1 million, a $131.1 million increase from December 31, 2017. The increase was primarily attributable to a $74.1 million increase in accounts receivable (resulting from higher sales prices and higher sales volumes experienced in the third quarter of 2018 compared to the fourth quarter of 2017) and a $76.1 million increase in inventories (resulting from higher inventory levels and higher average inventory costs in the third quarter of 2018 compared to the fourth quarter of 2017) offset by a $24.7 million increase in accounts payable and outstanding checks (related to the increased inventory purchases discussed above).

Investing Activities

Net cash used for investing activities was $42.2 million during the nine months ended September 30, 2018, compared to $5.7 million during the nine months ended September 30, 2017. Investment activities in 2018 includes the acquisition of Berlin Metals for $21.9 million and $20.4 million of capital expenditures, primarily attributable to a building expansion and additional processing equipment at our existing facilities. During 2018, we expect our capital spending to approximate $25 million.

Financing Activities

During the nine months ended September 30, 2018, $106.6 million of cash was generated from financing activities, which primarily consisted of $108.2 million of net borrowings under our ABL Credit Facility to fund the continued rising metals prices and working capital needs and the acquisition of Berlin Metals on April 2, 2018 offset by the final Industrial Revenue Bond (IRB) payment of $0.9 million and $0.7 million of dividends paid. During the nine months ended September 30, 2017, $54.1 million of cash was generated from financing activities, which primarily consisted of $55.8 million of net borrowings under our ABL Credit Facility offset by a $0.9 million IRB repayment and $0.7 million of dividends paid.

Dividends paid were $0.7 million for both the nine months ended September 30, 2018 and September 30, 2017. In November 2018, our Board of Directors approved a regular quarterly dividend of $0.02 per share, which will be paid on December 17, 2018 to shareholders of record as of December 3, 2018. Regular dividend distributions in the future are subject to the availability of cash, and continuing determination by our board of directors that the payment of dividends remains in the best interest of our shareholders.

Stock Repurchase Program

In 2015, our Board of Directors authorized a stock repurchase program of up to 550,000 shares of our issued and outstanding common stock, which could include open market repurchases, negotiated block transactions, accelerated stock repurchases or open market solicitations for shares, all or some of which may be effected through Rule 10b5-1 plans. Repurchased shares will be held in our treasury, or canceled and retired as our Board may determine from time to time. Any repurchases of common stock are subject to the covenants contained in the ABL Credit Facility. Under the ABL Credit Facility, we may repurchase common stock and pay dividends up to $5.0 million in the aggregate during any trailing twelve months without restrictions. Purchases in excess of $5.0 million require us to (i) maintain availability in excess of 20% of the aggregate revolver commitments ($80.0 million at September 30, 2018) or (ii) to maintain availability equal to or greater than 15% of the aggregate revolver commitments ($60.0 million at September 30, 2018) and we must maintain a pro-forma ratio of EBITDA, minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00. The timing and amount of any repurchases under the stock repurchase program will depend upon several factors, including market and business conditions, and limitations under the ABL Credit Facility, and repurchases may be discontinued at any time.

No share repurchases were made during the nine months ended September 30, 2018.

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

The ABL Credit Facility contains customary representations and warranties and certain covenants that limit our ability to, among other things: (i) incur or guarantee additional indebtedness; (ii) pay distributions on, redeem or repurchase capital stock or redeem or repurchase subordinated debt; (iii) make investments; (iv) sell assets; (v) enter into agreements that restrict distributions or other payments from restricted subsidiaries to us; (vi) incur liens securing indebtedness; (vii) consolidate, merge or transfer all or substantially all of our assets; and (viii) engage in transactions with affiliates. In addition, the ABL Credit Facility contains a financial covenant which requires: (i) if any commitments or obligations are outstanding and our availability is less than the greater of $30 million or 10.0% of the aggregate amount of revolver commitments ($40.0 million at September 30, 2018), or 10.0% of the aggregate borrowing base ($40.0 million at September 30, 2018) then we must maintain a ratio of EBITDA minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00 for the most recent twelve fiscal month period.

We have the option to borrow under our revolver based on the agent’s base rate plus a premium ranging from 0.00% to 1.50% or the London Interbank Offered Rate, or LIBOR, plus a premium ranging from 1.25% to 2.75%.

As of September 30, 2018, we were in compliance with our covenants and had approximately $93 million of availability under the ABL Credit Facility.

As of September 30, 2018, $1.6 million of bank financing fees were included in “Prepaid expenses and other” and “Other long-term assets” on the accompanying Consolidated Balance Sheets. The financing fees are being amortized over the five-year term of the ABL Credit Facility and are included in “Interest and other expense on debt” on the accompanying Consolidated Statements of Comprehensive Income.

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

Rising metals prices, like we experienced in the first half of 2018, result in higher working capital requirements for us and our customers. Some customers may not have sufficient credit lines or liquidity to absorb significant increases in the price of metals. While we have generally been successful in the past in passing on producers’ price increases and surcharges to our customers, there is no guarantee that we will be able to pass on price increases to our customers in the future. Declining metals prices, which we experienced in the third quarter of 2018, have generally adversely affected our net sales and net income, while increasing metals prices have generally favorably affected our net sales and net income.

Approximately 48% and 46% of our consolidated net sales during the first nine months of 2018 and 2017, respectively, were directly related to industrial machinery and equipment manufacturers and their fabricators.

Inflation generally affects us by increasing the cost of employee wages and benefits, transportation services, processing equipment, energy and borrowings under our credit facility. General inflation, excluding increases in the price of metals and increased labor and distribution expense, has not had a material effect on our financial results during the past two years. We expect transportation expenses to continue to increase significantly in excess of general inflation in 2018 due to a shortage of truck drivers and the Electronic Log Device mandate by the Federal Motor Carrier Safety Administration issued in 2017.

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

Item 4. Controls and Procedures

The evaluation required by Rule 13a-15(e) of the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q has been carried out under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. These disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in reports that are filed with or submitted to the SEC is: (i) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2018, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during the third quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

OLYMPIC STEEL, INC.
(Registrant)

Date: November 8, 2018	By: /s/ Michael D. Siegal
Michael D. Siegal
Chairman of the Board and Chief
Executive Officer

By: /s/ Richard T. Marabito
Richard T. Marabito
Chief Financial Officer
(Principal Financial and Accounting Officer)