Form 10-K
period 2018-12-31
OLYMPIC STEEL INC
filed 2019-02-15
CIK 917470

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

( X )	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Year Ended December 31, 2018

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

As of June 29, 2018, the aggregate market value of voting stock held by nonaffiliates of the registrant based on the closing price at which such stock was sold on the Nasdaq Global Select Market on such date approximated $186,189,399.

The number of shares of common stock outstanding as of February 15, 2019 was 11,008,399.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days of the close of its fiscal year ended December 31, 2018, portions of which document shall be deemed to be incorporated by reference in Part III of this Annual Report on Form 10-K from the date such document is filed.

PART I

ITEM 1. BUSINESS

The Company

We are a leading metals service center that operates in three reportable segments; carbon flat products, specialty metals flat products, and tubular and pipe products.  We provide metals processing and distribution services for a wide range of customers.  Our carbon flat products segment’s focus is on the direct sale and distribution of large volumes of processed carbon and coated flat-rolled sheet, coil and plate products and fabricated parts.  Our specialty metals flat products segment’s focus is on the direct sale and distribution of processed aluminum and stainless flat-rolled sheet and coil products, flat bar products and fabricated parts.  Through the acquisition of Berlin Metals, LLC (Berlin Metals) on April 2, 2018, our specialty metals flat products segment expanded its product offerings to include differing types of stainless flat-rolled sheet and coil and prime tin mill products.  In addition, we distribute metal tubing, pipe, bar, valves and fittings and fabricate pressure parts supplied to various industrial markets through our tubular and pipe products segment.  Products that require more value-added processing generally have a higher gross profit.  Accordingly, our overall gross profit is affected by, among other things, product mix, the amount of processing performed, the demand for and availability of metals, and volatility in selling prices and material purchase costs.  We also perform toll processing of customer-owned metals. We sell certain products internationally, primarily in Canada and Mexico.  International sales are immaterial to our consolidated financial results and to the individual segments’ results.

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

In July 2011, we acquired Chicago Tube and Iron, or CTI, a private leading distributor of tubing, pipe, bar, valves, and fittings, which represents our tubular and pipe products segment, and in April 2018, we acquired the net assets of Berlin Metals.

Michael Siegal, the son of one of our founders, began his career with us in the early 1970s and served as our Chief Executive Officer from 1984 until the end of 2018. Effective January 1, 2019, Mr. Siegal began serving as our Executive Chairman of the Board of Directors and Richard T. Marabito began serving as our Chief Executive Officer. Mr. Marabito joined us in 1994 as Corporate Controller and had served as our Chief Financial Officer since 2000. On January 1, 2019, Rich Manson began serving as our Chief Financial Officer. Mr. Manson has served in various capacities at our company since 1996. David Wolfort, our President, joined us as General Manager in 1984. Andrew Greiff, our Executive Vice President and Chief Operating Officer joined us in 2009 and managed our rapidly expanding specialty metals business.

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

We are focused on specific operating objectives including: (i) managing inventory turnover; (ii) managing operating expenses; (iii) maintaining targeted cash turnover rates; (iv) investing in value-added processing and material handling equipment to help us grow our margins and returns; (v) growing our market share; (vi) investing in technology and business information systems; (vii) improving safety performance; and (viii) improving on-time delivery and quality performance for our customers.

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

On April 2, 2018, we acquired substantially all of the net assets of Berlin Metals, based in Hammond, Indiana. Berlin Metals was founded in 1967 and is one of the largest North American service centers processing and distributing prime tin mill products and stainless steel strip in slit coil form. Berlin Metals is also a supplier of galvanized, light gauge cold rolled sheet and strip and other coated metals in coil forms, to customers in the building products, automotive and specialized industrial markets.

In addition to the acquisition of Berlin Metals, our capital investments during the past three years have primarily consisted of a building and equipment expansion in Chicago, building improvements across existing facilities, a slitter for our specialty metals flat products segment, a stretcher leveling line as well as other processing equipment for our expanded value-added customer base in Winder, Georgia, added tube and pipe distribution capabilities from our Locust, North Carolina facility, and additional processing equipment for all three of our segments.

On January 2, 2019, we acquired substantially all of the net assets of McCullough Industries (McCullough), based in Kenton, Ohio. McCullough is a manufacturer of self-dumping hoppers used in a variety of industrial applications. The downstream vertical integration of McCullough represents our first acquisition of a manufacturer of metal-intensive branded products, which allows us to deploy our purchasing, logistics and processing expertise to achieve synergies, expand margins and increase returns.

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

Management. We believe one of our strengths is the depth, knowledge and experience of our management team. In addition to our executive officers, members of our senior management team have a diversity of backgrounds within the metals industry, including management positions at metals producers and other metals service centers. They average 28 years of experience in the metals industry and 18 years with our company. Effective January 1, 2019, we executed a succession plan which allowed us to further enhance our management team by the promotions of several employees to executive management positions within the organization.

Products, Processing Services and Quality Standards

We maintain inventory of carbon, stainless and aluminum coil, plate and sheet products, and tubular and pipe products. Coil is in the form of a continuous sheet, typically 36 to 96 inches wide, between 0.015 and 0.625 inches thick, and rolled into 10 to 30 ton coils. Because of the size and weight of these coils and the equipment required to move and process them into smaller sizes, such coils do not meet the requirements, without further processing, of most customers. Plate is typically thicker than coil and is processed by laser, plasma or oxygen burning. Through our acquisition of Berlin Metals, the specialty metals flat products segment expanded its product offerings to include differing types of stainless flat-rolled sheet and coil and prime tin mill products.

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

The following table sets forth, as of December 31, 2018, the major pieces of processing equipment in operation by segment:

Processing Equipment	Consolidated Flat Products	Tubular and Pipe Products	Total
Tempering	3	-	3
Stretcher-leveling	2	-	2
Cutting-to-length	14	13	27
Slitting	15	-	15
Shearing	7	-	7
Blanking	4	-	4
Plate processing	23	-	23
Laser processing	26	9	35
Forming	12	-	12
Machining	42	85	127
Painting	1	1	2
Tube processing	2	39	41
Finishing	28	3	31
Total	179	150	329

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

In addition, 26 of our facilities have earned International Organization for Standardization (ISO) 9001:2015 certifications.  CTI has earned The American Society of Mechanical Engineers S Certification and The National Board of Boiler & Pressure Vessel Inspectors R Certification.  Our office building in Winder, Georgia has received Leadership in Energy and Environmental Design (LEED) certification.

Customers and Distribution

We have a diverse customer and geographic base, which helps to reduce the inherent risk and cyclicality of our business.  Net sales to our top three customers, in the aggregate, approximated 8%, 8% and 9% of our consolidated net sales in 2018, 2017 and 2016, respectively.  We serve customers in metals consuming industries, including manufacturers and fabricators of transportation and material handling lift equipment, construction, mining and farm equipment, storage tanks, environmental and energy generation equipment, automobiles, food service and electrical equipment, military vehicles and equipment, as well as general and plate fabricators and metals service centers.  The table below shows the percentage of our consolidated net sales to the largest industries for the past three years.

Industry	2018	2017	2016
Industrial machinery and equipment manufacturers and their fabricators	48%	51%	51%
Residential and commercial construction	13%	9%	8%
Metals service centers	10%	11%	10%
Automobile manufacturers and their suppliers	10%	9%	10%
Transportation equipment manufacturers	8%	6%	6%
All others <5%	11%	14%	15%

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

We process our metals to specific customer orders as well as for stocking programs. Many of our larger customers commit to purchase on a regular basis at agreed upon or indexed prices for periods ranging from three to twelve months. To help mitigate price volatility risks, these price commitments are generally matched with corresponding supply arrangements, or to a lesser degree by commodities hedging. Customers notify us of specific release dates as processed products are required. Customers typically notify us of release dates anywhere from a just-in-time basis to one month before the release date. Therefore, we are required to carry sufficient inventory to meet the short lead time and just-in-time delivery requirements of our customers. CTI produces pressure parts and other fabricated components primarily for industrial boiler applications. These products typically take several months to produce due to their size and complexity. Due to the time required for production, we may require progress payments throughout the construction period.

The current global economic environment has resulted in increased supply chain scrutiny by our customers and potential customers. We believe our size, geographic footprint, financial position, dedication to a field sales force, and our focus on quality and customer service are advantageous in maintaining our customer base and in securing new customers.

Raw Materials

Our principal raw materials are carbon, coated, and stainless steel and aluminum, in the forms of pipe, tube, flat rolled sheet, coil and plate that we typically purchase from multiple primary metals producers. The metals industry as a whole is cyclical and at times pricing and availability of material can be volatile due to numerous factors beyond our control, including general domestic and global economic conditions, domestic and global supply and demand imbalance, competition, quickly changing lead times and late deliveries from metals producers, fluctuations in the costs of raw materials necessary to produce metals, import duties and tariffs and currency exchange rates. This volatility can significantly affect the availability and cost of raw materials to us.

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

The metals producing supply base has experienced significant consolidation, with a few suppliers accounting for a majority of the domestic carbon steel market. We purchased approximately 52% and 53% of our total metals requirements from our three largest suppliers in 2018 and 2017, respectively. Although we have no long-term supply commitments, we believe we have good relationships with our metals suppliers. If, in the future, we are unable to obtain sufficient amounts of metals on a timely basis, we may not be able to obtain metals from alternate sources at competitive prices. In addition, interruptions or reductions in our supply of metals could make it difficult to satisfy our customers’ just-in-time delivery requirements, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Our information systems focus on the following core application areas:

Inventory Management.  Our information systems track the status, quantity and cost of inventories by product, location and process on a daily basis.  This information is essential to optimize management of inventory.

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

System and Process Enhancements. We have completed development of business system solutions to replace our legacy information systems and have successfully implemented new ERP systems at most of our locations. We continue to implement these systems to provide standardized business processes, enhanced inventory management, production cost, and sales administrative controls, and reduced technical support requirements. Our business analysts work with our quality team to identify opportunities for efficiency and improved customer service. We collaborate across the metal supply chain, working with metals producers, service providers, customers, and industry-sponsored organizations to develop industry processing standards to drive cost out of the supply chain.

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

Employees

At December 31, 2018, we employed approximately 1,820 people. Approximately 315 of the hourly plant personnel are represented by nine separate collective bargaining units. The table below shows the expiration dates of the collective bargaining agreements.

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

Service Marks, Trade Names and Patents

We conduct our business under the name “Olympic Steel.” A provision of federal law grants exclusive rights to the word “Olympic” to the U.S. Olympic Committee. The U.S. Supreme Court has recognized, however, that certain users may continue to use the word based on long-term and continuous use. We have used the name Olympic Steel since 1954, but are prevented from registering the name “Olympic” and from being qualified to do business as a foreign corporation under that name in certain states. In such states, we have registered under different names, including “Oly Steel” and “Olympia Steel.” Our wholly-owned subsidiary, Olympic Steel Lafayette, Inc., does business in certain states under the names “Olympic Steel Detroit,” “Lafayette Steel and Processing” and “Lafayette Steel.” Our wholly-owned subsidiary, Olympic Steel Iowa, Inc. does business in certain states under the name “Oly Steel Iowa, Inc.”. Our North Carolina operation conducted business under the name “Olympic Steel North Carolina.” Our Integrity Stainless operation conducts business under the name “Integrity Stainless”. Our CTI operation conducts business under the name “CTI Power.” Our operation in Monterrey, Mexico operates under the name “Metales de Olympic S. de.R.L. de C.V.” We operate under the name “Berlin Metals” through our B Metals, Inc. subsidiary.

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

Forward-Looking Information

This Annual Report on Form 10-K and other documents we file with the SEC contain various forward-looking statements that are based on current expectations, estimates, forecasts and projections about our future performance, business, our beliefs and our management’s assumptions. In addition, we, or others on our behalf, may make forward-looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, conferences, webcasts, phone calls and conference calls. Words such as “may,” “will,” “anticipate,” “should,” “intend,” “expect,” “believe,” “estimate,” “project,” “plan,” “potential,” and “continue,” as well as the negative of these terms or similar expressions are intended to identify forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those implied by such statements including, but not limited to, those set forth in Item 1A (Risk Factors) below and the following:

●	risks of falling metals prices and inventory devaluation;
●	general and global business, economic, financial and political conditions;
●	competitive factors such as the availability, global production levels and pricing of metals, industry shipping and inventory levels and rapid fluctuations in customer demand and metals pricing;
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
●

our ability to successfully integrate recent acquisitions into our business and risks inherent with the acquisitions in the achievement of expected results, including whether the acquisition will be accretive and within the expected timeframe;

●	events or circumstances that could adversely impact the successful operation of our processing equipment and operations;
●	rising interest rates and their impacts on our variable interest rate debt;
●	the impacts of union organizing activities and the success of union contract renewals;
●	changes in laws or regulations or the manner of their interpretation or enforcement could impact our financial performance and restrict our ability to operate our business or execute our strategies;
●	events or circumstances that could impair or adversely impact the carrying value of any of our assets;
●	risks and uncertainties associated with intangible assets, including impairment charges related to indefinite lived intangible assets;
●	the timing and outcomes of inventory lower of cost or market adjustments and last-in, first-out, or LIFO, income or expense;
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

Our principal raw materials are carbon and stainless steel and aluminum flat rolled coil, sheet, plate, prime tin mill, pipe and tube that we typically purchase from multiple primary metals producers. The metals industry as a whole is cyclical and, at times, pricing and availability of metals can be volatile due to numerous factors beyond our control, including general domestic and international economic conditions, sales levels, competition, levels of inventory held by other metals service centers, producer lead times, higher raw material costs for the producers of metals, imports, import duties and tariffs and currency exchange rates. This volatility can significantly affect the availability and cost of raw materials to us.

Similar to many other metals service centers, we maintain substantial inventories of metals to accommodate the short lead times and just‑in‑time delivery requirements of our customers. Accordingly, we purchase metals in an effort to maintain our inventory at levels that we believe to be appropriate to satisfy the anticipated needs of our customers based upon historic buying practices, supply agreements with customers and market conditions. Our commitments to purchase metals are generally at prevailing market prices in effect at the time we place our orders.  We entered into metals hedges, which carry counterparty performance risk, in order to mitigate our risk of volatility in the price of metals.  We have no long‑term, fixed‑price metals purchase contracts, except for metals hedges.  When metals prices increase, competitive conditions will influence how much of the price increase we can pass on to our customers.  To the extent we are unable to pass on future price increases in our raw materials to our customers, the net sales and profitability of our business could be adversely affected.  Declining metals prices, customer demand for lower prices and our competitors’ responses to those demands could result in lower sale prices and, consequently, lower gross profits and potentially inventory lower of cost or market adjustments as we use existing inventory.  Significant or rapid declines in metals prices or reductions in sales volumes could adversely impact our ability to remain in compliance with certain financial covenants in our credit facility, as well as result in us incurring inventory or asset impairment charges.  Changing metals prices therefore could significantly impact our net sales, gross profit, operating income and net income, and could impair or adversely impact the carrying value of any of our assets.

Quotas and tariffs imposed as a result of government actions can cause significant fluctuations in our operating results.

Global demand and global metals pricing are impacted by quotas and tariffs imposed as a result of government actions. The tariffs initiated by the U.S. government in 2018 under Section 232 of the Trade Expansion Act of 1962 (section 232 tariffs) resulted in increased metals prices in the United States. Any future tariffs or quotas imposed on steel and aluminum imports may increase the price of metal, which may impact our sales, gross margin and profitability if we are unable to pass the increased prices onto our customers. The prolonged imposition of tariffs could also lead to additional trade disputes that could impact the global demand for metals and impact on sales, gross margin and profitability.

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

Approximately 48% of our 2018 consolidated net sales were to industrial machinery and equipment manufacturers and their fabrications. Due to the concentration of customers in the industrial machinery and equipment industry, a decline in production levels in that industry could result in lower sales, gross profits and profitability. Approximately 10% of our 2018 consolidated net sales were to automotive manufacturers or manufacturers of automotive components and parts, whom we refer to as automotive customers. Historically, due to the concentration of customers in the automotive industry, our gross profits on these sales have generally been less than our gross profits on sales to customers in other industries.

Our business is dependent on transportation and labor. Increases in the cost or availability of transportation or labor could adversely affect our business and operations, as we may be unable to pass cost increases on to our customers.

We ship products throughout the United States via our in-house truck fleet or by third-party trucking firms. Products sold to foreign customers are shipped either directly from metals producers to the customer or to an intermediate processor, and then to the customer by rail, truck or ocean carrier. Our business depends on the daily transportation of a large number of products. We depend to a certain extent on third parties for transportation of our products to customers as well as inbound delivery of our raw materials. The implementation of Electronic Logging Device rules in the United States has impacted the availability of drivers and third-party trucks. This has significantly increased the price of transportation services in the United States.

If any of these providers were to fail to deliver materials to us in a timely manner, we may be unable to process and deliver our products in response to customer demand. In addition, if any of these third parties were to cease operations or cease doing business with us, we may be unable to replace them at a reasonable cost. In addition, such failure of a third-party transportation provider could harm our reputation, negatively affect our customer relationships and have a material adverse effect on our financial position and results of operations.

The economic expansion of 2018 created a significant demand for labor in the United States, resulting in record low unemployment rates. The demand for skilled labor resulted in the need to increase pay rates in certain markets. Our operations are dependent on the labor used to operate our equipment and deliver products to our customers. Decreased availability of labor could harm our reputation, negatively affect our customer relationships and have a material adverse effect on our financial position and results of operations.

The availability of drivers and labor is integral to our operations, and increases in our cost of transportation or labor may have a material adverse effect on our financial position and results of operations.

Our success is dependent upon our relationships with certain key customers.

We have derived and expect to continue to derive a significant portion of our revenues from a relatively limited number of customers. Collectively, our top three customers accounted for approximately 9% and 10% of our consolidated net sales in 2018 and 2017, respectively. Approximately 48% and 51% of our consolidated net sales during 2018 and 2017, respectively, were directly related to industrial machinery and equipment manufacturers and their fabricators. Due to the large concentration of customers in few segments, changes to demand of product by customers in the industrial machinery and equipment manufacturers and their fabricators could have a material adverse effect on our business, our results of operations and our cash flows. Many of our larger customers commit to purchase on a regular basis at agreed upon prices over periods from three to twelve months. We generally do not have long-term contracts with our customers. As a result, the relationship, as well as particular orders, can generally be terminated with relatively little advance notice. The loss of any one of our major customers or decrease in demand by those customers or credit constraints placed on them could have a material adverse effect on our business, our results of operations and our cash flows.

Increased metals capacity or an interruption in the sources of our metals supply could have a material adverse effect on our results of operations.

We purchased approximately 52% and 53% of our total metals requirements from our three largest suppliers in 2018 and 2017, respectively. Over the past year, increased capacity has been added in the U.S. market. The addition of new mill sources and decreased domestic demand could lead to domestic over capacity, which could lead to a decrease in steel prices, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Conversely, fewer available suppliers increases the risk of supply disruption through both scheduled and unscheduled supplier outages. We have no long-term supply commitments with our metals suppliers. If, in the future, we are unable to obtain sufficient amounts of metals on a timely basis, we may not be able to obtain metals from alternate sources at competitive prices. In addition, late deliveries, interruptions or reductions in our supply of metals could make it difficult to satisfy our customers’ just-in-time delivery requirements, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Capital deployed for acquisitions and processing equipment investments at our existing locations may be unable to achieve expected results, or sustain our growth and events or circumstances that could adversely impact operations could have a material adverse effect on our results of operations.

We have grown through acquisitions and by increasing sales and services to our existing customers, aggressively pursuing new customers and services, building or purchasing new facilities and acquiring and upgrading processing equipment in order to expand the range of customer services and products that we offer. We intend to actively pursue our growth strategy in the future.

Future expansion or construction projects, could have adverse effects on our results of operations due to the impact of the associated start-up costs and the potential for underutilization in the start-up phase of a facility. While we are pursuing potential acquisition targets, we are unable to predict whether or when any prospective acquisition candidate will become available or the likelihood that any acquisition will be completed. Moreover, in pursuing acquisition opportunities, we may compete for acquisition targets with other companies with similar growth strategies that may be larger and have greater financial and other resources than we have. Competition among potential acquirers could result in increased prices for acquisition targets. As a result, we may not be able to consummate acquisitions on terms satisfactory to us, or at all.

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

Our success is dependent upon the management and leadership skills of our senior management team. Effective January 1, 2019, Michael Siegal began serving as our Executive Chairman of the Board after serving as our Chief Executive Officer since 1984. Richard T. Marabito began serving as our Chief Executive Officer after serving as our Chief Financial Officer since 2010, and Richard A. Manson began serving as our Chief Financial Officer after serving as our Vice President and Treasurer since 2013. The loss of any member of our senior management team or the failure to attract and retain additional qualified personnel could prevent us from implementing our business strategy. We have employment agreements, which include non-competition provisions, with our Chief Executive Officer, our President, the President of CTI, our Executive Vice President and Chief Operating Officer and our Chief Financial Officer that expire on January 1, 2024, December 31, 2020, June 30, 2021, July 1, 2020 and January 1, 2022, respectively.

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

The borrowings under our credit facility are primarily at variable interest rates. If interest rates in the future were to increase 100 basis points (1.0%) from December 31, 2018 rates and, assuming no change in total debt from December 31, 2018 levels, the additional annual interest expense to us would be approximately $2.9 million.

Labor disruptions at any of our facilities or those of major customers could adversely affect our business, results of operations and financial condition.

At December 31, 2018, we employed approximately 1,820 people. Approximately 315 of the hourly plant personnel are represented by nine separate collective bargaining units. Any prolonged work stoppages by our personnel represented by collective bargaining units could have a material adverse impact on our business, financial condition, results of operations and cash flows.

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

From time to time, we may be subject to litigation incidental to our businesses, including claims for damages arising out of use of our products, claims involving employment matters, cyber security claims and commercial disputes.

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

The net carrying value of intangibles represents non amortizable goodwill and trade names, covenant not to compete and customer relationships, net of accumulated amortization, related to our specialty metals flat products and tubular and pipe products segments.  Indefinitely lived assets are evaluated for impairment annually or whenever events or changes in circumstance indicate that the carrying amounts of these assets may not be recoverable.  Amortizable intangible assets are evaluated for impairment whenever events or changes in circumstance indicate that the carrying amounts of these assets may not be recoverable.  Impairments to intangible assets may be caused by factors outside our control, such as increased competitive pricing pressures, lower than expected revenue and profit growth rates, changes in discount rates based on changes in the cost of capital (interest rates, etc.), or the loss of a significant customer and could result in the incurrence of impairment charges and negatively impact our results of operations.

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

Historically, there has been volatility in the market price for our common stock. Furthermore, the market price of our common stock could fluctuate substantially in the future in response to a number of factors, including, but not limited to, the risk factors described herein. Examples include:

●	changes in commodity prices, especially metals;
●	changes in financial estimates or recommendations by stock market analysts regarding us or our competitors;
●	the operating and stock performance of other companies that investors may deem comparable;
●	developments affecting us, our customers or our suppliers;
●	press releases, earnings releases or publicity relating to us or our competitors or relating to trends in the metals service center industry;
●	inability to meet securities analysts’ and investors’ quarterly or annual estimates or targets of our performance;
●	sales of our common stock by large shareholders;
●	the amount of shares acquired for short-term investments;
●	general domestic or international economic, market and political conditions;
●	fluctuations in the value of the U.S. dollar;
●	changes in the legal or regulatory environment affecting our business; and
●	announcements by us or our competitors of significant acquisitions, dispositions or joint ventures, or other material events impacting the domestic or global metals industry.

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

Our quarterly results may be volatile.

Our operating results have varied on a quarterly basis during our operating history and are likely to fluctuate significantly in the future. Our operating results may be below the expectations of our investors or stock market analysts as a result of a variety of factors, including the impact of LIFO expense estimates, many of which are outside of our control. Factors that may affect our quarterly operating results include, but are not limited to, the risk factors listed above.

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

Michael D. Siegal, our Executive Chairman of the Board and one of our largest shareholders, owned approximately 10.7% of our outstanding common stock as of December 31, 2018. Mr. Siegal may have the ability to significantly influence matters requiring shareholder approval. In deciding how to vote on such matters, Mr. Siegal may be influenced by interests that conflict with yours.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We believe that our properties are strategically situated relative to our domestic suppliers, our customers and each other, allowing us to support customers from multiple locations.  Product is shipped from the most advantageous facility, regardless of where the customer order is taken.  The facilities are located in the hubs of major metals consumption markets, and within a 250‑mile radius of most of our customers, a distance approximating the one‑day driving and delivery limit for truck shipments.  During 2018, we terminated the lease on the Miami, Florida sales office, and consolidated the operations of our Proctor, Minnesota facility with the St. Paul, Minnesota facility.

The following table sets forth certain information concerning our principal properties including which segment’s products are serviced out of each location:

					Segment
Operation	Location	Square Feet	Function	Owned or Leased	Carbon	Specialty Metals	Pipe and Tube
Cleveland	Bedford Heights, Ohio (1)	127,000	Corporate offices, coil processing and distribution center	Owned	✔	✔
	Bedford Heights, Ohio (1)	121,500	Coil and plate processing, distribution center and offices	Owned	✔	✔	✔
	Bedford Heights, Ohio (1)	59,500	Plate processing, distribution center and offices	Leased (2)	✔
	Dover, Ohio	62,000	Plate processing, fabrication and distribution center	Owned	✔
Minneapolis	Plymouth, Minnesota	196,800	Coil and plate processing, distribution center and offices	Owned	✔	✔
	Plymouth, Minnesota	112,200	Plate processing, fabrication, distribution center and offices	Owned	✔
Chambersburg	Chambersburg, Pennsylvania	157,000	Plate processing, distribution center and offices	Owned	✔
	Chambersburg, Pennsylvania	150,000	Plate processing, fabrication, distribution center and offices	Owned	✔
Iowa	Bettendorf, Iowa	244,000	Coil and plate processing, fabrication, distribution center and offices	Owned	✔
Winder	Winder, Georgia	285,000	Coil and plate processing, fabrication, distribution center and offices	Owned	✔	✔	✔
Detroit	Detroit, Michigan	256,000	Coil processing, distribution center and offices	Owned	✔	✔
Kentucky	Mt. Sterling, Kentucky	100,000	Plate processing, fabrication and distribution center	Owned	✔
	Mt. Sterling, Kentucky	107,000	Distribution center and offices	Owned	✔		✔
Gary	Gary, Indiana	183,000	Coil processing, distribution center and offices	Owned	✔
Connecticut	Milford, Connecticut	134,000	Coil processing, distribution center and offices	Owned	✔	✔
Chicago	Schaumburg, Illinois	122,500	Coil and sheet processing, distribution center and offices	Owned	✔	✔
Berlin Metals	Hammond, Indiana	117,950	Coil processing, distribution center and offices	Leased (3)		✔
Streetsboro	Streetsboro, Ohio	66,200	Coil and sheet processing, distribution center and offices	Owned		✔
	Latrobe, Pennsylvania	43,200	Coil and sheet processing, distribution center	Leased (4)		✔
Washington	Moses Lake, Washington	14,000	Distribution center	Leased (5)	✔
Mexico	Monterrey, Mexico	60,000	Distribution center	Leased (6)	✔	✔	✔
Chicago	Romeoville, Illinois	363,000	Corporate offices, fabrication and distribution center	Owned			✔
St. Paul	St. Paul, Minnesota	132,000	Distribution center and offices	Owned			✔
Charlotte	Locust, North Carolina	127,600	Distribution center, fabrication and offices	Owned			✔

					Segment
Operation	Location	Square Feet	Function	Owned or Leased	Carbon	Specialty Metals	Pipe and Tube
Fond du Lac	Fond du Lac, Wisconsin	117,000	Distribution center and offices	Owned	✔		✔
Indianapolis	Indianapolis, Indiana	79,000	Distribution center and offices	Owned			✔
Quad Cities	Milan, Illinois	57,600	Distribution center and offices	Owned			✔
Des Moines	Ankeny, Iowa	50,000	Distribution center and offices	Owned			✔
Owatonna	Owatonna, Minnesota	23,000	Production cutting center	Owned			✔

(1)	The Bedford Heights facilities are all adjacent properties.
(2)	This facility is leased from a related party. The lease expires on December 31, 2023, with renewal options.
(3)	The lease on this facility expires on August 31, 2024, with renewal options.
(4)	The lease on this facility expires on May 1, 2024.
(5)	The Moses Lake location is comprised of two different facilities located in Moses Lake and Quincy, Washington. The facilities are leased on a month-to-month basis.
(6)	The lease on this facility expires on August 31, 2021. 75% of the facility is sub-leased to an unrelated party on a quarter-to-quarter basis.

In addition to the facilities listed above, our executive office is leased and located in Highland Hills, Ohio and we have leased offices located in Media, Pennsylvania; Bonita Springs, Florida; and Monterrey, Mexico. Management believes we will be able to accommodate our capacity needs for the immediate future at our existing facilities.

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

Michael D. Siegal, age 66, has served as the Executive Chairman of our Board of Directors since January 2019. He previously served as our Chief Executive Officer from 1984 until December 2018 and as Chairman of our Board of Directors from 1994 until December 2018.  From 1984 until January 2001, he also served as our President.  He has been employed by us in a variety of capacities since 1974. Mr. Siegal serves on the Board of Directors of Cleveland-Cliffs, Inc. and Twin City Fan. He is also the immediate past Board Chair of the Jewish Federations of North America and is currently on the Board of the Development Corporation for Israel and the Chair of the Board of Trustees of the Jewish Agency for Israel.

Richard T. Marabito, age 55, has served as our Chief Executive Officer since January 2019. From March 2000 through December 2018, he served as our Chief Financial Officer. He joined us in 1994 as Corporate Controller and served in this capacity until March 2000. He also served as Treasurer from 1994 through 2002 and again from 2010 through 2012. Prior to joining us, Mr. Marabito served as Corporate Controller for a publicly traded wholesale distribution company and was employed by a national accounting firm in its audit department. Mr. Marabito is a Vice Chair and Board member of the Metals Service Center Institute (MSCI). He is the Chair of the MSCI’s Governance Committee and past Chair of its Foundation for Education and Research. He served as a Governance board member of the Make-A-Wish Foundation of Ohio, Kentucky and Indiana and was past Chair of its Northeast Ohio regional board. Mr. Marabito also served on the Board of Trustees and was the Treasurer for Hawken School in Cleveland, Ohio.

Richard A. Manson, age 50, has served as our Chief Financial Officer since January 2019, and has been employed by us since 1996.  From January 2013 through December 2018, he served as our Vice President and Treasurer. From March 2010 through December 2012, he served as our Vice President of Human Resources and Administration.  From January 2003 through March 2010, he served as our Treasurer and Corporate Controller.  From 1996 through 2002, he served as our Director of Taxes and Risk Management.  Prior to joining us, Mr. Manson was employed for seven years by a national accounting firm in its tax department.  Mr. Manson is a Board Member of the Cleveland Catholic Cemeteries Association.  Mr. Manson is a certified public accountant and member of the Ohio Society of Certified Public Accountants and the American Institute of Certified Public Accountants.

David A. Wolfort, age 66, has served as our President since January 2001 and as a director since 1987. He previously served as Chief Operating Officer from 1995 to 2016 and as Vice President Commercial from 1987 to 1995, after having joined us in 1984 as General Manager. Prior thereto, he spent eight years with a primary steel producer in a variety of sales assignments. Mr. Wolfort serves as a member of the United States Industry Trade Advisory Committee on Steel. He previously served on the board of directors of the MSCI and was a past Chairman of both the MSCI Political Action Committee and the MSCI Governmental Affairs Committee. He serves as a Trustee with the Ohio University Foundation Board, and was previously a Trustee and Chair of Ohio University Board of Trustees. He is a current Trustee of the Musical Arts Association (Cleveland Orchestra), where he serves as Vice Chairman of the Human Resources Committee, and is a member of the Finance Committee.

Andrew S. Greiff, age 57, has served as our Executive Vice President and Chief Operating Officer since August 2016. He previously served as President, Specialty Metals from 2011 to 2016 after having joined us in 2009 as Vice President of Specialty Metals. Prior thereto, Mr. Greiff spent 24 years in various positions within the steel industry and served as the President and CEO of his own steel trading company. Mr. Greiff is a past director of Hawken School and the MSCI Specialty Metals Product Council.

Donald McNeeley, age 64, has served as the President of CTI, a wholly owned subsidiary of Olympic Steel, Inc., since the acquisition on July 1, 2011.   He joined CTI in 1972 and has held several operational and executive positions within the company. After serving as CTI’s Vice President of Operations and subsequently Executive Vice President, in 1990, Dr. McNeeley was appointed President and Chief Operating Officer. He is a former Chairman of the Metals Service Center Institute.  Dr. McNeeley is an adjunct professor at Northwestern University where he teaches in the graduate engineering program.  He serves on the board of directors of Saulsbury Industries in Odessa, Texas, where he chairs the Audit Committee. Dr. McNeeley also serves on the board of directors of Vail Rubber Industries in St. Joseph, Michigan, and is a former director of The Committee for Monetary Research in Greenwich, Connecticut.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock trades on the Nasdaq Global Select Market under the symbol “ZEUS.”

Holders of Record

As of January 28, 2019, we estimate there were approximately 37 holders of record and 4,930 beneficial holders of our common stock.

Dividends

During 2018, our Board of Directors approved regular quarterly dividends of $0.02 per share that were paid on March 15, 2018, June 15, 2018, September 17, 2018 and December 17, 2018.

During 2017, our Board of Directors approved regular quarterly dividends of $0.02 per share that were paid on March 15, 2017, June 15, 2017, September 15, 2017 and December 15, 2017.

We expect to continue to make regular quarterly dividend distributions in the future, subject to the continuing determination by our Board of Directors that the dividend remains in the best interest of our shareholders.  Our asset-based credit facility (the ABL Credit Facility) restricts the aggregate amount of dividends and common stock repurchases that we can pay to $5.0 million annually without limitations.  Dividend distributions in excess of $5.0 million require us to (i) maintain availability in excess of 20.0% of the aggregate revolver commitments or (ii) to maintain availability equal to or greater than 15.0% of the aggregate revolver commitments, and we must maintain a pro-forma ratio of Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA) minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00.  Any determinations by the Board of Directors to pay cash dividends in the future will take into account various factors, including our financial condition, results of operations, current and anticipated cash needs, plans for expansion and restrictions under our credit agreement and any agreements governing our future debt.  We cannot assure you that dividends will be paid in the future or that, if paid, the dividends will be at the same amount or frequency.

Issuer Purchases of Equity Securities

We did not purchase any of our equity securities during the quarter ended December 31, 2018.

On October 2, 2015, we announced that our Board of Directors authorized a stock repurchase program of up to 550,000 shares of the Company’s issued and outstanding common stock, which could include open market repurchases, negotiated block transactions, accelerated stock repurchases or open market solicitations for shares, all or some of which may be effected through Rule 10b5-1 plans.  Any of the repurchased shares will be held in our treasury, or canceled and retired as our Board may determine from time to time.  Any repurchases of common stock are subject to the covenants contained in the ABL Credit Facility.  Our ABL Credit Facility restricts the aggregate amount of dividends and common stock repurchases that we can pay to $5.0 million annually without limitations.  Purchases in excess of $5.0 million require us to (i) maintain availability in excess of 20.0% of the aggregate revolver commitments or (ii) to maintain availability equal to or greater than 15.0% of the aggregate revolver commitments and we must maintain a pro-forma ratio of EBITDA,  minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00.  The timing and amount of any repurchases under the stock repurchase program will depend upon several factors, including market and business conditions, and limitations under the ABL Credit Facility, and repurchases may be discontinued at any time.

Recent Sales of Unregistered Securities

We did not have any unregistered sales of equity securities during the quarter ended December 31, 2018.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected financial and other data for each of the five years in the period ended December 31, 2018. The data presented should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

	For the Years Ended December 31,

	2018	2017	2016	2015	2014
	(in thousands, except per share data)

Income Statement Data:
Net sales	$1,715,081	$1,330,696	$1,055,116	$1,175,543	$1,436,270
Cost of materials sold	1,372,954	1,055,212	820,040	942,214	1,160,310
Gross profit (a)	342,127	275,484	235,076	233,329	275,960
Operating expenses (b)	285,075	251,498	229,328	236,157	261,332
Goodwill and intangible asset impairment	-	-	-	24,951	23,836
Operating income (loss)	57,052	23,986	5,748	(27,779)	(9,208)
Interest and other expense on debt	10,681	7,518	5,273	5,690	6,780
Income (loss) before income taxes	46,064	16,350	420	(33,594)	(16,114)
Net income (loss) (c)	$33,759	$18,963	$(1,078)	$(26,777)	$(19,064)

Per Share Data:
Net income (loss) - basic (d)	$2.95	$1.67	$(0.10)	$(2.39)	$(1.71)
Net income (loss) - diluted (e)	$2.95	$1.67	(0.10)	(2.39)	(1.71)
Dividends paid	$0.08	$0.08	$0.08	$0.08	$0.08

Shares Outstanding:
Weighted average shares - basic	11,432	11,381	11,210	11,192	11,120
Weighted average shares - diluted	11,440	11,381	11,210	11,192	11,120

Balance Sheet Data (as of December 31):
Current assets (f)	$562,769	$420,136	$364,940	$308,946	$458,709
Current liabilities (f)	128,427	111,147	104,898	77,060	131,977
Working capital (g)	434,342	308,989	260,042	231,886	326,732
Total assets (f)	760,740	604,158	556,068	511,880	699,154
Total debt	302,530	197,165	166,424	148,490	247,620
Shareholders' equity	$306,991	$272,583	$253,390	$254,695	$280,781

(a)

Gross profit is calculated as net sales less the cost of materials sold (includes LIFO expense of $8,408 and $2,707 in 2018 and 2017, respectively, LIFO income of $1,489 and $3,347 in 2016 and 2015, respectively and LIFO expense of $365 in 2014).

(b)	Operating expenses are calculated as total costs and expenses less the cost of materials sold. It does not include the goodwill and intangible asset impairment charge shown separately below.
(c)	The year ended December 31, 2017, includes a $6.2 million benefit related to the Tax Cuts and Jobs Act.
(d)	Calculated by dividing net income (loss) by weighted average basic shares outstanding.
(e)	Calculated by dividing net income (loss) by weighted average diluted shares outstanding.
(f)	Prospective adjustment of deferred tax assets and liabilities in 2016, prior periods were not retrospectively adjusted.
(g)	Calculated as current assets less current liabilities.

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

Overview

We are a leading metals service center that operates in three reportable segments; carbon flat products, specialty metals flat products, and tubular and pipe products.  We provide metals processing and distribution services for a wide range of customers.  Our carbon flat products segment’s focus is on the direct sale and distribution of large volumes of processed carbon and coated flat-rolled sheet, coil and plate products and fabricated parts.  Our specialty metals flat products segment’s focus is on the direct sale and distribution of processed aluminum and stainless flat-rolled sheet and coil products, flat bar products and fabricated parts.  Through the acquisition of Berlin Metals on April 2, 2018, our specialty metals flat products segment expanded its product offerings to include differing types of stainless flat-rolled sheet and coil and prime tin mill products.  In addition, we distribute metal tubing, pipe, bar, valves and fittings and fabricate pressure parts supplied to various industrial markets through our tubular and pipe products segment.  Products that require more value-added processing generally have a higher gross profit.  Accordingly, our overall gross profit is affected by, among other things, product mix, the amount of processing performed, the demand for and availability of metals, and volatility in selling prices and material purchase costs.  We also perform toll processing of customer-owned metals. We sell certain products internationally, primarily in Canada and Mexico.  International sales are immaterial to our consolidated financial results and to the individual segments’ results.

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

Tubular and pipe products

The tubular and pipe products segment consists of the CTI business, acquired in 2011.  Through our tubular and pipe products segment, we distribute metal tubing, pipe, bar, valve and fittings and fabricate pressure parts supplied to various industrial markets.  Founded in 1914, CTI operates from eight locations in the midwestern and southeastern United States. The tubular and pipe products segment distributes its products primarily through a direct sales force.

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

Results of Operations

2018 Compared to 2017

Our results of operations are impacted by the market price of metals. Through the first seven months of 2018, metals prices increased significantly and changes to our net sales, cost of materials sold, gross profit, cost of inventory and profitability, were all impacted by industry metals pricing. The price increases resulted in metals pricing reaching its highest point in 10 years. The increases were driven by both the tariffs initiated by the U.S. government in 2018 under Section 232 of the Trade Expansion Act of 1962 (section 232 tariffs) and strong customer demand. During the remainder of the year, market prices for metals declined from the prior months, but overall market prices for metal in 2018 were still higher than in 2017. The pricing decline in the third and fourth quarters caused gross margin pressure as higher priced material was applied to orders. We expect the margin pressure to continue into the first quarter of 2019.

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

Operating results for 2018 include the additional revenues and operating expenses resulting from the acquisition of Berlin Metals on April 2, 2018.

During the second quarter of 2017, we announced the permanent closure of our carbon flat products segment’s Siler City, North Carolina operation. The facility ceased operations in the third quarter of 2017. The land and building associated with the operation was sold in July 2018 at net book value. The operating loss related to the Siler City, North Carolina operation was immaterial in 2018 compared to $1.4 million in 2017.

The following table sets forth certain consolidated income statement data for the years ended December 31, 2018 and 2017 (dollars shown in thousands):

	2018		2017
	$	% of net sales	$	% of net sales
Net sales	$1,715,081	100.0	$1,330,696	100.0
Cost of materials sold (a)	1,372,954	80.1	1,055,212	79.3
Gross profit (b)	342,127	19.9	275,484	20.7
Operating expenses (c)	285,075	16.6	251,498	18.9
Operating income	57,052	3.3	23,986	1.8
Other loss, net	(307)	(0.0)	(118)	(0.0)
Interest and other expense on debt	10,681	0.6	7,518	0.6
Income before income taxes	46,064	2.7	16,350	1.2
Income taxes (d)	12,305	0.7	(2,613)	(0.2)
Net income	$33,759	2.0	$18,963	1.4

(a) Includes $8,408 and $2,707 of LIFO expense for 2018 and 2017, respectively.
(b) Gross profit is calculated as net sales less the cost of materials sold.
(c) Operating expenses are calculated as total costs and expenses less the cost of materials sold.
(d) 2017 includes a $6.2 million tax benefit related to the U.S. Tax Cuts and Jobs Act

Net sales increased $384.4 million, or 28.9%, to $1.72 billion in 2018 from $1.33 billion in 2017. Carbon flat products net sales increased $203.7 million, or 23.4%, and were 62.6% of total net sales in 2018 compared to 65.4% in 2017. Specialty metals flat products net sales increased $116.3 million, or 51.2%, and were 20.0% of total net sales in 2018 compared to 17.1% in 2017. Tubular and pipe products net sales increased $64.4 million, or 27.6%, and were 17.4% of total net sales in 2018 compared to 17.6% of total net sales in 2017. The increase in net sales for the year ended December 31, 2018 was due to a 23.5% increase in average selling prices and a 4.3% increase in sales volume. Average selling prices increased in all segments during 2018 compared to 2017 as market pricing for metals was higher year-over-year. Sales volumes increased in the specialty metals flat products segment due to the acquisition of Berlin Metals and increased customer demand, and in the tubular and pipe products segment due to increased customer demand. The decrease in tons sold in the carbon flat products segment is due to the strategic decision to eliminate low margin international trading sales in 2018 and the closure of our North Carolina operation in the third quarter of 2017.

Cost of materials sold increased $317.7 million, or 30.1%, to $1.37 billion in 2018 from $1.06 billion in 2017. During 2018, we recorded LIFO expense of $8.4 million compared to $2.7 million in 2017. The increase in cost of materials sold in 2018 is primarily related to increased market metals pricing discussed above and increased sales volume.

As a percentage of net sales, gross profit (as defined in footnote (b) in the table above) decreased to 19.9% in 2018 from 20.7% in 2017.  LIFO expense decreased gross profit by 0.5% of net sales in 2018 and by 0.2% of net sales in 2017.  The decrease in 2018 gross profit as a percentage of net sales is due to the impact of higher average selling prices, as the average gross profit per ton increased in 2018 compared to 2017.

Operating expenses (as defined in footnote (c) in the table above) increased $33.6 million, or 13.4%, to $285.1 million in 2018 from $251.5 million in 2017.  As a percentage of net sales, operating expenses decreased to 16.6% in 2018 from 18.9% in 2017.  Operating expenses increased in all categories as reported on the Company’s Consolidated Statements of Comprehensive Income.  Operating expenses related to the Berlin Metals acquisition on April 2, 2018 accounted for 21.6% of the operating expense increase.  Variable operating expenses, such as warehouse and processing, increased as a result of increased sales volume and increased labor hours at our current operating facilities.  Selling and administrative and general expenses increased as a result of increased labor expenses and increased variable based incentive compensation related to increased profitability.  Operating expenses in the carbon flat products segment increased $15.0 million, operating expenses in the specialty metals products segment increased $11.9 million, operating expenses in the tubular and pipe products segment increased $2.3 million, and Corporate expenses increased $4.4 million.

Interest and other expense on debt totaled $10.7 million in 2018 compared to $7.5 million in 2017. Our effective borrowing rate, exclusive of deferred financing fees and commitment fees, was 3.7% in 2018 compared to 3.0% in 2017 due to the increases in LIBOR rates since 2017. Total average borrowings increased $74.7 million, or 33.9%, to $275.3 million in 2018 from $200.6 million in 2017, primarily related to increased working capital needs in 2018.

Income before income taxes totaled $46.1 million in 2018 compared to $16.4 million in 2017.

An income tax provision of 26.7% was recorded in 2018, compared to an income tax benefit of 16.0% in 2017. The decreased effective tax rate in 2018, is a result of the Tax Cuts and Jobs Act, or the Tax Act, signed on December 22, 2017. The Tax Act, among other things, lowered the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018. As a result, our 2017 effective tax rate included a one-time $6.2 million benefit from a revaluation of our deferred tax liability to the new corporate income tax rate. The 2017 effective tax rate also included an out-of-period adjustment to correct and record previously unrecognized deferred tax assets, and the associated tax benefit, related to our supplemental executive retirement plan recorded in the first quarter of 2017. The adjustment, which had accumulated since the inception of the plan in 2005, resulted in an increase to after-tax income of $1.9 million.

Net income for 2018 totaled $33.8 million, or $2.95 per basic and diluted share, compared to $19.0 million, or $1.67 per basic and diluted share, for 2017.

Segment Results of Operations

Carbon flat products

The following table sets forth certain income statement data for the carbon flat products segment for the years ended December 31, 2018 and 2017 (dollars shown in thousands, except per ton data):

	2018		2017
	$	% of net sales	$	% of net sales
Direct tons sold	1,060,990		1,060,002
Toll tons sold	81,381		87,748
Total tons sold	1,142,371		1,147,750

Net sales	$1,073,292	100.0	$869,628	100.0
Average selling price per ton	940		758
Cost of materials sold	855,942	79.7	693,742	79.8
Gross profit (a)	217,350	20.3	175,886	20.2
Operating expenses (b)	172,996	16.1	158,000	18.2
Operating income	$44,354	4.2	$17,886	2.0

(a) Gross profit is calculated as net sales less the cost of materials sold.
(b) Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Tons sold decreased 5 thousand tons, or 0.5%, to 1.14 million tons in 2018 from 1.15 million tons in 2017. Toll tons sold decreased 7 thousand tons, or 7.3% to 81 thousand tons in 2018 from 88 thousand tons in 2016. The decrease in tons sold is due to the strategic decision to eliminate low margin international trading sales in 2018 and the closure of our North Carolina operation in the third quarter of 2017, which accounted for a decrease year-over-year of approximately 35 thousand tons. Excluding these strategic decisions, the carbon flat products segment experienced a 2.6% tonnage increase in 2018 compared to 2017. Customer demand was strong during 2018.

Net sales increased $203.7 million, or 23.4%, to $1.1 billion in 2018 from $869.6 million in 2017. Average selling prices in 2018 increased 24.0% to $940 per ton, compared to $758 per ton in 2017. The increase in sales was due to the increase in average selling prices, as sales volume remained relatively flat. The increase in the average selling price is a result of higher prices in the metals industry during 2018, as discussed in the overview of Results of Operations above. We expect carbon flat metals market prices in the first quarter of 2019 to decrease from fourth quarter 2018 prices.

Cost of materials sold increased $162.2 million, or 23.4%, to $855.9 million in 2018 from $693.7 million in 2017. The increase was due to the increased market price for metals discussed above.

As a percentage of net sales, gross profit (as defined in footnote (a) in the table above) increased to 20.3% in 2018 from 20.2% in 2017. The average gross profit per ton sold increased $37 per ton to $190 in 2018 from $153 in 2017.

Operating expenses in 2018 increased $15.0 million, or 9.5%, to $173.0 million from $158.0 million in 2017.  As a percentage of net sales, operating expenses decreased to 16.1% in 2018 from 18.2% in 2017.  Variable operating expenses, such as warehouse and processing, increased as a result of increased sales volume and increased labor hours at our current operating facilities.  Other operating expenses increased as a result of increased distribution expense, labor expenses and increased variable performance based incentive compensation related to increased profitability.

Operating income for 2018 totaled $44.4 million compared to $17.9 million in 2017.

Specialty metals flat products

The following table sets forth certain income statement data for the specialty metals flat products segment for the years ended December 31, 2018 and 2017 (dollars shown in thousands, except per ton data):

	2018		2017
	$	% of net sales	$	% of net sales
Direct tons sold	125,870		90,106
Toll tons sold	9,717		54
Total tons sold	135,587		90,160

Net sales	$343,479	100.0	$227,200	100.0
Average selling price per ton	2,533		2,520
Cost of materials sold	294,553	85.8	194,199	85.5
Gross profit (a)	48,926	14.2	33,001	14.5
Operating expenses (b)	33,678	9.8	21,761	9.6
Operating income	$15,248	4.4	$11,240	4.9

(a) Gross profit is calculated as net sales less the cost of materials sold.
(b) Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Tons sold increased 45 thousand tons, or 50.4%, to 136 thousand tons in 2018 from 90 thousand tons in 2017. The increase in tons sold is due to the acquisition of Berlin Metals on April 2, 2018 and improved customer demand in the markets we served during 2018.

Net sales increased $116.3 million, or 51.2%, to $343.5 million in 2018 from $227.2 million in 2017. The increase in net sales is due to the acquisition of Berlin Metals on April 2, 2018 and improved customer demand in the markets we served during 2018. Average selling prices in 2018 increased to $2,533 per ton, compared to $2,520 per ton in 2017. The increase in the average selling price is a result of higher prices in the metals industry during 2018 as discussed in the overview of Results of Operations above. We expect stainless steel and aluminum market prices in the first quarter of 2019 to decrease from fourth quarter 2018 prices.

Cost of materials sold increased $100.4 million, or 51.7%, to $294.6 million in 2018 from $194.2 million in 2017. The increase in cost of materials sold was primarily due to the increase in sales volume in 2018 compared to 2017.

As a percentage of net sales, gross profit (as defined in footnote (a) in the table above) decreased to 14.2% in 2018 from 14.5% in 2017. The average gross profit per ton sold totaled $361 in 2018 compared to $366 per ton in 2017. The decrease in the gross profit percentage is a result of relatively flat gross margins per ton realized on higher average selling prices in 2018.

Operating expenses (as defined in footnote (b) in the table above) increased $11.9 million, or 54.8%, to $33.7 million in 2018 from $21.8 million in 2017. As a percentage of net sales, operating expenses increased to 9.8% of net sales in 2018 from 9.6% in 2017. Operating expenses increased due to the acquisition of Berlin Metals on April 2, 2018. Variable operating expenses, such as distribution and warehouse and processing increased as a result of higher sales volumes. Selling and administrative and general expenses increased primarily as a result of increased variable based incentive compensation related to the increased sales volume, gross profit and operating income.

Operating income for 2018 totaled $15.2 million compared to $11.2 million in 2017.

Tubular and pipe products

The following table sets forth certain income statement data for the tubular and pipe products segment for the years ended December 31, 2018 and 2017 (dollars shown in thousands).

	2018		2017
	$	% of net sales	$	% of net sales
Net sales	$298,310	100.0	$233,868	100.0
Cost of materials sold (a)	222,459	74.6	167,271	71.5
Gross profit (b)	75,851	25.4	66,597	28.5
Operating expenses (c)	64,331	21.5	62,029	26.5
Operating income	$11,520	3.9	$4,568	2.0

(a) Includes $8,408 and $2,707 of LIFO expense in 2018 and 2017, respectively.
(b) Gross profit is calculated as net sales less the cost of materials sold.
(c) Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Net sales increased $64.4 million, or 27.6%, to $298.3 million in 2018 from $233.9 million in 2017. The increase in net sales was due to a 20.4% increase in sales volume and a 6.0% increase in average selling prices during 2018. The increase in volume was primarily due to new customer demand. The increase in the average selling price is a result of higher prices in the metals industry during 2018 as discussed in the overview of Results of Operations above. We expect tubular and pipe products market prices in the first quarter of 2019 to decrease from fourth quarter 2018 prices

Cost of materials sold increased $55.2 million, or 33.0%, to $222.5 million in 2018 from $167.3 million in 2017. The increase in cost of materials sold was due to a 20.4% increase in sales volume and a 10.5% increase in the average cost of materials sold which was impacted by the LIFO expense of $8.4 million in 2018 compared to $2.7 million in 2017.

As a percentage of net sales, gross profit (as defined in footnote (b) in the table above) decreased to 25.4% in 2018 compared to 28.5%, in 2017. The LIFO expense decreased gross profit by 2.8% of net sales in 2018 compared to 1.2% of net sales in 2017. In addition, tubular and pipe products segment gross profit decreased as a result of a change in sales mix to more pipe and fitting products, which traditionally have a lower gross profit, from higher gross profit fabrication product sales.

Operating expenses (as defined in footnote (c) in the table above) increased $2.3 million, or 3.7%, to $64.3 million in 2018 from $62.0 million in 2017. As a percentage of net sales, operating expenses decreased to 21.5% in 2018 compared to 26.5% in 2017. Operating expenses increased in 2018 primarily as a result of increased distribution expense related to increased shipments and increased labor hours and variable incentive compensation related to increased gross profit and operating income.

Operating income for 2018 totaled $11.5 million, compared to $4.6 million in 2017.

Corporate expenses

Corporate expenses increased $4.4 million, or 44.9%, to $14.1 million in 2018 compared to $9.7 million in 2017. The increase in corporate expenses is primarily attributable to increased variable incentive compensation related to increased operating income, and the professional fees incurred in connection with the Berlin Metals acquisition on April 2, 2018 and the McCullough acquisition on January 2, 2019.

2017 Compared to 2016

During 2017 and 2016, metals prices fluctuated significantly and changes to our net sales, cost of materials sold, gross profit, cost of inventory and profitability, were all impacted by industry metals pricing. Metals market prices in December 2017 were approximately 7% and 77% higher than metals market prices in December of 2016 and 2015, respectively. Average quarterly metals market prices during 2017 remained relatively flat after increasing in the first quarter of 2017 and were higher than the average quarterly metals market prices in the comparable quarters of 2016.

During the second quarter of 2017, we announced the permanent closure of our carbon flat products segment’s Siler City, North Carolina operation. The facility ceased operations in the third quarter of 2017. The land and building associated with the operation was classified as Assets held for sale on the accompanying December 31, 2017 Consolidated Balance Sheet and subsequently sold in 2018. The operating loss related to the Siler City, North Carolina operation was $1.4 million in 2017.

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

Cost of materials sold increased $235.2 million, or 28.7%, to $1.06 billion in 2017 from $820.0 million in 2016. During 2017, we recorded LIFO expense of $2.7 million compared to LIFO income of $1.5 million in 2016. The increase in cost of materials sold in 2017 was due to the increased sales volume and increased metals costs of 15.6% during 2017.

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

An income tax benefit of (16.0%) was recorded for 2017, compared to an income tax provision of 356.6% in 2016. On December 22, 2017, the President of the United States signed the Tax Act. As a result, our 2017 effective tax rate included a one-time $6.2 million benefit from a revaluation of our deferred tax liability to the new corporate income tax rate. The net benefit recorded was based on currently available information and interpretations of applying the provisions of the 2017 Tax Act as of the time of filing this Annual Report on Form 10-K. In accordance with Staff Accounting Bulletin, or SAB, No. 118 issued by the Securities and Exchange Commission, or SEC, the income tax effect for certain aspects of the Tax Act represent provisional amounts for which our accounting is incomplete but a reasonable estimate could be determined and recorded during the fourth quarter of 2017. The 2017 effective tax rate also included an out-of-period adjustment to correct and record previously unrecognized deferred tax assets, and the associated tax benefit, related to our supplemental executive retirement plan recorded in the first quarter of 2017. The adjustment, which had accumulated since the inception of the plan in 2005, resulted in an increase to after-tax income of $1.9 million. The effective tax rate was disproportionately high in 2016 due to low income before taxes relative to items that impact the effective tax rate. The 2016 effective income tax rate was also impacted by increased valuation allowances and non-deductible expenses.

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

Tons sold increased 121 thousand tons, or 11.8%, to 1.15 million tons in 2017 from 1.03 million tons in 2016. Toll tons sold increased 14 thousand tons, or 18.8% to 88 thousand tons in 2017 from 74 thousand tons in 2016. The increase in tons sold was due to improved customer demand in the markets we served and improved industry-wide shipments by U.S. service centers in 2017 compared to 2016.

Net sales increased $198.6 million, or 29.6%, to $869.6 million in 2017 from $671.0 million in 2016. Average selling prices in 2017 increased 15.9% to $758 per ton, compared to $653 per ton in 2016. The increase in sales was due to the 15.9% increase in average selling prices and the 11.8% increase in sales volume. The increase in the average selling price was a result of higher prices in the metals industry during 2017 as discussed in the overview of Results of Operations above.

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

Tons sold increased 8 thousand tons, or 9.6%, to 90 thousand tons in 2017 from 82 thousand tons in 2016. The increase in tons sold was due to improved customer demand in the markets we served. Industry-wide shipments increased in 2017 compared to 2016.

Net sales increased $37.3 million, or 19.6%, to $227.2 million in 2017 from $189.9 million in 2016. Average selling prices in 2017 increased to $2,520 per ton, compared to $2,308 per ton in 2016. The increase in the average selling price was a result of higher prices in the metals industry during 2017 as discussed in the overview of Results of Operations above.

Cost of materials sold increased $34.0 million, or 21.2%, to $194.2 million in 2017 from $160.2 million in 2016. The increase in cost of materials sold was due to a 10.6% increase in the average cost of materials sold per ton during 2017 compared to 2016 and the 9.6% volume increase.

As a percentage of net sales, gross profit (as defined in footnote (a) in the table above) decreased to 14.5% in 2017 from 15.7% in 2016. The average gross profit per ton sold totaled $366 in 2017 compared to $361 per ton in 2016. The decrease in the gross profit percentage was a result of relatively flat gross margins per ton realized on higher average selling prices in 2017.

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

Net sales increased $39.7 million, or 20.4%, to $233.9 million in 2017 from $194.2 million in 2016. The increase in net sales was due to a 12.6% increase in average selling prices and a 6.9% increase in sales volume during 2017. The increase in volume was due to increased customer demand despite lower industry-wide shipments of pipe and tube products. The increase in the average selling price was a result of higher prices in the metals industry during 2017.

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

Operating income for 2017 totaled $4.6 million, compared to $7.7 million in 2016.

Corporate expenses

Corporate expenses increased $2.3 million, or 30.6%, to $9.7 million in 2017 compared to $7.4 million in 2016. The increase in corporate expenses was primarily attributable to increased variable performance based incentive compensation and, effective August 2016, when our President of Specialty Metals was appointed to the position of Executive Vice President and Chief Operating Officer, his associated costs were classified as Corporate expenses.

Liquidity, Capital Resources and Cash Flows

Our principal capital requirements include funding working capital needs, purchasing, upgrading and acquiring processing equipment and facilities, making acquisitions and paying dividends. We use cash generated from operations and borrowings under our credit facility to fund these requirements.

We believe that funds available under our credit facility together with funds generated from operations, will be sufficient to provide us with the liquidity necessary to fund anticipated working capital requirements, capital expenditure requirements, our dividend payments and any share repurchases and business acquisitions over at least the next 12 months. In the future, we may as part of our business strategy, acquire and dispose of assets or other companies in the same or complementary lines of business, or enter into or exit strategic alliances and joint ventures. Accordingly, the timing and size of our capital requirements are subject to change as business conditions warrant and opportunities arise.

2018 Compared to 2017

Operating Activities

During 2018, we used $50.5 million of net cash for operations, of which $53.9 million was generated from operating activities and $104.4 million was used for working capital. Net cash from operations during 2018 was primarily comprised of net income of $33.8 million. During 2017, we used $19.0 million of cash for operations, of which $26.7 million was generated from operating activities and $45.7 million was used for working capital. Net cash from operations during 2017 primarily comprised of net income of $18.9 million offset by the net change in long-term assets and liabilities of $11.9 million, which includes the $6.2 million tax benefit related to the Tax Act.

Working capital at December 31, 2018 totaled $434.3 million, a $125.4 million increase from December 31, 2017. The increase was primarily attributable to a $78.7 million increase in inventory (resulting from higher inventory levels and higher average inventory costs in 2018 compared to 2017), and a $35.9 million increase in accounts receivable (resulting primarily from higher sales prices in 2018) offset by a $3.9 million increase in accounts payable and outstanding checks (resulting from the increased inventory purchases at the end of 2018) and a $6.2 million increase in accrued payroll and other accrued liabilities.

Investing Activities

Net cash used for investing activities was $47.5 million during 2018, compared to $9.2 million during 2017. Investment activities in 2018 includes the acquisition of Berlin Metals for $21.9 million and $25.7 million of capital expenditures, primarily attributable to a building expansion and additional processing equipment at our existing facilities. During 2019, we expect our capital spending to be less than our annual depreciation expense.

Financing Activities

During 2018, $104.3 million of cash was generated from financing activities, which primarily consisted of $106.3 million of net borrowings under our Second Amendment to Third Amended and Restated Loan and Security Agreement, or ABL Credit Facility, to fund the continued rising metals prices and working capital needs and the acquisition of Berlin Metals on April 2, 2018 offset by the final Industrial Revenue Bond (IRB) payment of $0.9 million and $0.9 million of dividends paid.  During 2017, $28.9 million of cash was generated from financing activities, which primarily consisted of $31.6 million of net borrowings under our ABL Credit Facility offset by a $0.9 million IRB repayment and $0.9 million of dividends paid.

In February 2019, our Board of Directors approved a regular quarterly dividend of $0.02 per share, which is payable on March 15, 2019 to shareholders of record as of March 1, 2019.  Our Board previously approved 2018 and 2017 regular quarterly dividends of $0.02 per share, which were paid in March, June, September and December of 2018 and 2017.  Dividend distributions in the future are subject to the availability of cash, limitations on cash dividends under our ABL Credit Facility and continuing determination by our Board of Directors that the payment of dividends remains in the best interest of our shareholders.

Stock Repurchase Program

In 2015, our Board of Directors authorized a stock repurchase program of up to 550,000 shares of the Company’s issued and outstanding common stock, which could include open market repurchases, negotiated block transactions, accelerated stock repurchases or open market solicitations for shares, all or some of which may be effected through Rule 10b5-1 plans.  Repurchased shares are held in our treasury, or canceled and retired as our Board may determine from time to time.  Any repurchases of common stock are subject to the covenants contained in the ABL Credit Facility.  Under the ABL Credit Facility, we may repurchase common stock and pay dividends up to $5.0 million in the aggregate during any trailing twelve months without restrictions.  Purchases in excess of $5.0 million require us to (i) maintain availability in excess of 20.0% of the aggregate revolver commitments ($95.0 million at December 31, 2018) or (ii) to maintain availability equal to or greater than 15.0% of the aggregate revolver commitments ($71.3 million at December 31, 2018) and we must maintain a pro-forma ratio of EBITDA, minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00.  The timing and amount of any repurchases under the stock repurchase program will depend upon several factors, including market and business conditions, and limitations under ABL Credit Facility, and repurchases may be discontinued at any time.  During 2019, we expect to be limited to the $5.0 million available without restrictions to repurchase common stock and pay dividends.

There were no shares repurchased during 2018, 2017 or 2016.

Debt Arrangements

On November 30, 2018, we amended our ABL Credit Facility.  The amendment increased the revolving credit facility by $75 million and now includes the assets acquired from McCullough on January 2, 2019.  The ABL Credit Facility provides for, among other things: (i) a revolving credit facility of up to $445 million, including a $20 million sub-limit for letters of credit and (ii) a first in, last out revolving credit facility of up to $30 million. Under the terms of the ABL Credit Facility, we may, subject to the satisfaction of certain conditions, request additional commitments under the revolving credit facility in the aggregate principal amount of up to $200 million to the extent that existing or new lenders agree to provide such additional commitments.  The ABL Credit Facility matures on December 8, 2022.

The ABL Credit Facility is secured by substantially all of our existing and future personal property.  The ABL Credit Facility contains customary representations and warranties and certain covenants that limit our ability to, among other things: (i) incur or guarantee additional indebtedness; (ii) pay distributions on, redeem or repurchase capital stock or redeem or repurchase subordinated debt; (iii) make investments; (iv) sell assets; (v) enter into agreements that restrict distributions or other payments from our restricted subsidiaries; (vi) incur or suffer to exist liens securing indebtedness; (vii) consolidate, merge or transfer all or substantially all of our assets; and (viii) engage in transactions with affiliates. In addition, the ABL Credit Facility contains a financial covenant which includes: (i) if any commitments or obligations are outstanding and our availability is less than the greater of $30 million or 10.0% of the aggregate amount of revolver commitments ($47.5 million at December 31, 2018) or 10.0% of the aggregate borrowing base ($44.4 million at December 31, 2018) then we must maintain a ratio of EBITDA minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00 for the most recent twelve fiscal month period.

We have the option to borrow under our revolver based on the agent’s base rate plus a premium ranging from 0.00% to 0.25% or the London Interbank Offered Rate (LIBOR) plus a premium ranging from 1.25% to 2.75%.

As of December 31, 2018 we were in compliance with our covenants and had approximately $139.3 million of availability under the ABL Credit Facility.

As of December 31, 2018, $1.6 million of bank financing fees were included in “Prepaid expenses and other” and “Other long-term assets” on the accompanying Consolidated Balance Sheets.  The financing fees are being amortized over the five-year term of the ABL Credit Facility and are included in “Interest and other expense on debt” on the accompanying Consolidated Statements of Comprehensive Income.

On January 10, 2019, we entered into a five-year interest rate swap that locked the interest rate at 2.567% on $75 million of our revolving debt.

As part of the CTI acquisition in July 2011, we assumed approximately $5.9 million of Industrial Revenue Bond (IRB) indebtedness. On March 1, 2018, we made the final $0.9 million payment on the IRB and the letter of credit and fixed interest rate swap associated with the IRB were terminated.

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

Financing Activities

In 2017, $28.9 million of cash was generated from financing activities, which primarily consisted of $31.6 million of net borrowings under our ABL Credit Facility, offset by $0.9 million of credit facility fees and expenses paid in connection with the ABL Credit Facility.  In 2016, $17.0 million of cash was generated from financing activities which primarily consisted of $18.8 million of net borrowings under our ABL Credit Facility.

Our Board previously approved 2017 and 2016 regular quarterly dividends of $0.02 per share, which were paid in March, June, September and December of 2017 and 2016.

Contractual Obligations

The following table reflects our contractual obligations as of December 31, 2018.

Contractual Obligations			Less than			More than
(amounts in thousands)		Total	1 year	1-3 years	3-5 years	5 years
Long-term debt obligations	(a)	$302,587	$15	$42	$302,530	$-
Interest obligations	(b)	45,408	11,471	22,942	10,995	-
Unrecognized tax positions	(c)	27	9	18	-	-
Other long-term liabilities	(d)	11,120	2,097	7,215	102	1,706
Operating leases	(e)	27,862	6,155	10,086	6,564	5,057
Total contractual obligations		$387,004	$19,747	$40,303	$320,191	$6,763

(a) See Note 8 to the Consolidated Financial Statements.
(b) Future interest obligations are calculated using the debt balances and interest rates in effect on December 31, 2018.
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

Other than operating leases, which are disclosed above, and derivative instruments discussed in Note 9 to the Consolidated Financial Statements, as of December 31, 2018, we had no material off-balance sheet arrangements.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in preparation of our consolidated financial statements:

Cash and Cash Equivalents

Cash equivalents consist of short-term highly liquid investments, with a three-month or less maturity, which are readily convertible into cash.

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

Inventory Valuation

Inventories are stated at the lower of its cost or net realizable value.  Inventory costs include the costs of the purchased metals, inbound freight, external and internal processing and applicable labor and overhead costs.  Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.

Costs of our carbon and specialty metals flat products segments’ inventories, including flat-rolled sheet, coil and plate products are determined using the specific identification method.

Certain of our tubular and pipe products inventory is stated under the LIFO method. At December 31, 2018, approximately $51.1 million, or 13.9% of consolidated inventory, was reported under the LIFO method of accounting. The cost of the remainder of tubular and pipe product segment’s inventory is determined using a weighted average rolling first-in, first-out method.

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

Intangible Assets and Recoverability of Long-lived Assets

The Company performs an annual impairment test of indefinite-lived intangible assets in the fourth quarter, or more frequently if changes in circumstances or the occurrence of events indicate potential impairment. Events or changes in circumstances that could trigger an impairment review include significant nonperformance relative to the expected historical or projected future operating results, significant changes in the manner of the use of the acquired assets or the strategy for the overall business or significant negative industry or economic trends. Management uses judgment to determine whether to use a qualitative analysis or a quantitative fair value measurement for the reporting unit that carries intangible assets.

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

Revenue Recognition

Our contracts with customers are comprised of purchase orders with standard terms and conditions. Occasionally we may also have longer-term agreements with customers. Substantially all of the contracts with customers require the delivery of metals which represent single performance obligations that are satisfied upon transfer of control of the product to the customer.

Transfer of control is assessed based on the use of the product distributed and rights to payment for performance under the contract terms. Transfer of control and revenue recognition for substantially all of our sales occur upon shipment or delivery of the product, which is when title, ownership and risk of loss pass to the customer and is based on the applicable shipping terms. The shipping terms depend on the customer contract. An invoice for payment is issued at time of shipment and terms are generally net 30 days. We have certain fabrication contracts in one business unit for which revenue is recognized over time as performance obligations are achieved. This fabrication business is immaterial to our consolidated results.

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

Impact of Recently Issued Accounting Pronouncements

In August, 2018, the Financial Account Standards Board, or FASB, issued Accounting Standards Update (ASU) No. 2018-15, “Intangibles – Goodwill and other – Internal-use software: Customer’s accounting for implementation costs incurred in a cloud computing arrangement that is a service contract”. This ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). Accordingly, this ASU requires an entity (customer) in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. This ASU also requires the entity (customer) to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement, which includes reasonably certain renewals. For public business entities, this ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years with early adoption permitted. We early adopted ASU 2018-15 in the third quarter of 2018 and the adoption of this ASU did not materially impact our consolidated financial statements.

In August 2017, FASB issued ASU No 2017-12, “Derivatives and Hedging”. This ASU aligns an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. To meet that objective, this ASU expand and refine hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. This ASU also make certain targeted improvements to simplify the application of hedge accounting guidance and ease the administrative burden of hedge documentation requirements and assessing hedge effectiveness. This ASU is the final version of Proposed Accounting Standards Update 2016-310, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities”, which has been deleted. For public business entities, this ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early application is permitted in any interim period after issuance of this ASU. All transition requirements and elections should be applied to hedging relationships existing (that is, hedging relationships in which the hedging instrument has not expired, been sold, terminated, or exercised or the entity has not removed the designation of the hedging relationship) on the date of adoption. The effect of adoption should be reflected as of the beginning of the fiscal year of adoption. The adoption of this ASU is not expected to materially impact our consolidated financial statements.

In May 2017, the FASB issued ASU No 2017-09, “Compensation – Stock Compensation (Topic 718)”. This ASU provides clarity and reduces both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation – Stock Compensation, to a change to the terms or conditions of a share-based payment award. This ASU provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This ASU is the final version of proposed Accounting Standards Update 2016-360, “Compensation—Stock Compensation (Topic 718)—Scope of Modification Accounting,” which has been deleted. The amendments in this ASU are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The adoption of this ASU did not materially impact our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases,” which specifies the accounting for leases. The objective is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing and uncertainty of cash flows arising from a lease. This ASU introduces the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. The guidance is effective for annual reporting periods beginning after December 15, 2018 and interim periods within those fiscal years with early adoption permitted. We adopted this ASU on January 1, 2019. The adoption of the guidance will impact our Consolidated Balance Sheets by the creation of right to use assets and lease liabilities in the range of $22 million to $27 million. The adoption of this ASU is not expected to have a material impact on our Statement of Comprehensive Income or on the Statement of Cash Flows.

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 for all entities by one year. We adopted this standard on January 1, 2018. We completed the process of evaluating the effect of the adoption and determined there were no material changes required to the reported revenues as a result of the adoption. Substantially all of the revenue arrangements consist of a single performance obligation to transfer goods. Based on the evaluation process and review of the contracts with customers, the timing and amount of revenue recognized based on ASU 2015-14 is consistent with the revenue recognition policy under previous guidance. The adoption of this ASU on January 1, 2018 using the modified retrospective approach applied to those contracts which were not completed as of January 1, 2018 did not have a material impact on our consolidated financial statements. Comparative information has not been restated and continues to be reported under the accounting standard in effect for those periods. The impact of adopting ASU 606 was not material to our consolidated financial statements as of and for the twelve months ended December 31, 2018. See Note 3, Revenue Recognition.

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

Rising metals prices, like we experienced in the first half of 2018, result in higher working capital requirements for us and our customers. Some customers may not have sufficient credit lines or liquidity to absorb significant increases in the price of metals. While we have generally been successful in the past in passing on producers’ price increases and surcharges to our customers, there is no guarantee that we will be able to pass on price increases to our customers in the future. Declining metals prices, which we experienced since the third quarter of 2018, have generally adversely affected our net sales and net income, while increasing metals prices have generally favorably affected our net sales and net income.

Approximately 48%, 51% and 51% of our consolidated net sales in 2018, 2017 and 2016, respectively, were directly related to industrial machinery and equipment manufacturers and their fabricators.

Inflation generally affects us by increasing the cost of employee wages and benefits, transportation services, processing equipment, purchased metals, energy and borrowings under our credit facility. General inflation, excluding increases in the price of metals and increased labor and distribution expense, has not had a material effect on our financial results during the past three years.

We are exposed to the impact of fluctuating metals prices and interest rate changes. During 2018, 2017 and 2016, we entered into metals swaps at the request of customers. These derivatives have not been designated as hedging instruments. For certain customers, we enter into contractual relationships that entitle us to pass-through the economic effect of trading positions that we take with other third parties on our customers’ behalf.

Our primary interest rate risk exposure results from variable rate debt. If interest rates in the future were to increase 100 basis points (1.0%) from December 31, 2018 rates and, assuming no change in total debt from December 31, 2018 levels, the additional annual interest expense to us would be approximately $2.9 million. We have the option to enter into 30- to 180-day fixed base rate LIBOR loans under the revolving credit facility provided by our ABL Credit Facility.

On January 10, 2019, we entered into a five-year interest rate swap that locked the interest rate at 2.567% on $75 million of our revolving debt.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Olympic Steel, Inc.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Olympic Steel, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Olympic Steel, Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Berlin Metals from its assessment of internal control over financial reporting as of December 31, 2018 because it was acquired by the Company in a purchase business combination during 2018. We have also excluded Berlin Metals from our audit of internal control over financial reporting. Berlin Metals is a wholly-owned subsidiary whose total assets and total net sales excluded from management’s assessment and our audit of internal control over financial reporting represent less than 1% and approximately 2.5%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2018.

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

February 15, 2019

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, our management used the criteria established in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

During 2018, we acquired Berlin Metals. The scope of our assessment of the effectiveness of internal control over financial reporting does not include the Berlin Metals acquisition. The total assets and net sales of Berlin Metals represented less than 1% and 2.5 % of our consolidated total assets and consolidated net sales, respectively, as of and for the year ended December 31, 2018. This exclusion is in accordance with the SEC's general guidance that an assessment of a recently acquired business may be omitted from the scope in the year of acquisition.

Based on our assessment, we concluded that, as of December 31, 2018, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Olympic Steel, Inc.

Consolidated Statements of Comprehensive Income

For The Years Ended December 31,

(in thousands, except per share data)

	2018	2017	2016

Net sales	$1,715,081	$1,330,696	$1,055,116

Costs and expenses
Cost of materials sold (excludes items shown separately below)	1,372,954	1,055,212	820,040
Warehouse and processing	97,565	87,425	79,521
Administrative and general	81,107	69,659	63,054
Distribution	50,347	41,789	36,490
Selling	29,020	26,285	23,060
Occupancy	9,428	8,862	8,718
Depreciation	16,645	16,589	17,596
Amortization	963	889	889
Total costs and expenses	1,658,029	1,306,710	1,049,368
Operating income	57,052	23,986	5,748
Other loss, net	(307)	(118)	(55)
Income before interest and income taxes	56,745	23,868	5,693
Interest and other expense on debt	10,681	7,518	5,273
Income before income taxes	46,064	16,350	420
Income tax provision (benefit)	12,305	(2,613)	1,498
Net income (loss)	$33,759	$18,963	$(1,078)

Gain on cash flow hedges	-	-	114
Tax effect of hedges	-	-	(44)
Total comprehensive income (loss)	$33,759	$18,963	$(1,008)
Net income (loss) per share - basic	$2.95	$1.67	$(0.10)
Weighted average shares outstanding - basic	11,432	11,381	11,210
Net income (loss) per share - diluted	$2.95	$1.67	$(0.10)
Weighted average shares outstanding - diluted	11,440	11,381	11,210
Dividends declared per share of common stock	$0.08	$0.08	$0.08

The accompanying notes are an integral part of these consolidated statements.

 Olympic Steel, Inc.

Consolidated Balance Sheets

As of December 31,

(in thousands)

	2018	2017
Assets
Cash and cash equivalents	$9,319	$3,009
Accounts receivable, net	175,252	132,737
Inventories, net (includes LIFO credit of $3,071 as of December 31, 2018 and LIFO debit of $5,337 as of December 31, 2017)	368,738	275,307
Prepaid expenses and other	9,460	8,333
Assets held for sale	-	750
Total current assets	562,769	420,136
Property and equipment, at cost	403,785	376,710
Accumulated depreciation	(244,176)	(229,062)
Net property and equipment	159,609	147,648
Goodwill	2,358	-
Intangible assets, net	24,914	22,980
Other long-term assets	11,090	13,394
Total assets	$760,740	$604,158

Liabilities
Current portion of long-term debt	$-	$930
Accounts payable	95,367	84,034
Accrued payroll	19,665	11,999
Other accrued liabilities	13,395	14,184
Total current liabilities	128,427	111,147
Credit facility revolver	302,530	196,235
Other long-term liabilities	9,327	12,048
Deferred income taxes	13,465	12,145
Total liabilities	453,749	331,575

Commitments and contingencies (Note 12)

Shareholders' Equity
Preferred stock, without par value, 5,000 shares authorized, no shares issued or outstanding	-	-
Common stock, without par value, 20,000 shares authorized, 11,008 and 10,989 shares issued and outstanding	130,778	129,453
Treasury stock, at cost, 12 and 31 shares held	(132)	(337)
Retained earnings	176,345	143,467
Total shareholders' equity	306,991	272,583
Total liabilities and shareholders' equity	$760,740	$604,158

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Consolidated Statements of Cash Flows

For The Years Ended December 31,

(in thousands)

	2018	2017	2016
Cash flows from (used for) operating activities:
Net income (loss)	$33,759	$18,963	$(1,078)
Adjustments to reconcile net income (loss) to net cash from operating activities -
Depreciation and amortization	18,035	18,587	19,402
(Gain) loss on disposition of property and equipment	64	(52)	(376)
Stock-based compensation	1,529	1,096	534
Intangibles and other long-term assets	1,970	(2,874)	(638)
Deferred income taxes and other long-term liabilities	(1,467)	(8,988)	(1,074)
	53,890	26,732	16,770
Changes in working capital:
Accounts receivable	(35,906)	(30,835)	(9,025)
Inventories	(78,662)	(20,781)	(47,881)
Prepaid expenses and other	47	(1,303)	1,620
Accounts payable	2,898	3,918	28,619
Change in outstanding checks	1,038	658	(4,846)
Accrued payroll and other accrued liabilities	6,194	2,570	4,930
	(104,391)	(45,773)	(26,583)
Net cash used for operating activities	(50,501)	(19,041)	(9,813)

Cash flows from (used for) investing activities:
Acquisition	(21,907)	-	-
Capital expenditures	(25,715)	(10,160)	(6,824)
Proceeds from disposition of property and equipment	126	991	376
Net cash used for investing activities	(47,496)	(9,169)	(6,448)

Cash flows from (used for) financing activities:
Credit facility revolver borrowings	597,867	387,220	307,298
Credit facility revolver repayments	(491,572)	(355,584)	(288,499)
Principal payments under capital lease obligation	(7)	-	-
Industrial revenue bond repayments	(930)	(895)	(865)
Credit facility fees and expenses	(171)	(969)	(131)
Proceeds from employee stock options	-	10	46
Dividends paid	(880)	(878)	(877)
Net cash from financing activities	104,307	28,904	16,972

Cash and cash equivalents:
Net change	6,310	694	711
Beginning balance	3,009	2,315	1,604
Ending balance	$9,319	$3,009	$2,315

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Supplemental Disclosures of Cash Flow Information

For The Years Ended December 31,

(in thousands)

	2018	2017	2016
Cash paid during the period

Interest paid	$10,241	$6,433	$4,300
Income taxes paid	$11,316	$9,357	$982

The accompanying notes are an integral part of these consolidated statements

Olympic Steel, Inc.

Consolidated Statements of Shareholders’ Equity

For The Years Ended December 31,

(in thousands)

			Accumulated
			Other
	Common	Treasury	Comprehensive	Retained	Total
	Stock	Stock	Loss	Earnings	Equity

Balance at December 31, 2015	$128,129	$(699)	$(70)	$127,335	$254,695

Net loss	$-	$-	$-	$(1,078)	$(1,078)
Payment of dividends	-	-	-	(877)	(877)
Employee stock purchase (3 shares)	46				46
Stock-based compensation	444	90	-	-	534
Changes in fair value of hedges	-	-	70	-	70
Balance at December 31, 2016	$128,619	$(609)	$-	$125,380	$253,390

Net income	$-	$-	$-	$18,963	$18,963
Payment of dividends	-	-	-	(878)	(878)
Employee stock purchases (1 share)	10	-	-	-	10
Stock-based compensation	824	272	-	-	1,096
Other	-	-	-	2	2
Balance at December 31, 2017	$129,453	$(337)	$-	$143,467	$272,583

Net income	$-	$-	$-	$33,759	$33,759
Payment of dividends	-	-	-	(880)	(880)
Stock-based compensation	1,324	205	-	-	1,529
Other	1	-	-	(1)	-
Balance at December 31, 2018	$130,778	$(132)	-	$176,345	$306,991

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Notes to Consolidated Financial Statements

For The Years Ended December 31, 2018, 2017 and 2016

1.     Summary of Significant Accounting Policies:

Nature of Business

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

Concentration Risks

The Company is a major customer of flat-rolled coil and plate and tubular and pipe steel for many of its principal suppliers, but is not dependent on any one supplier. The Company purchased approximately 52%, 53% and 54% of its total steel requirements from its three largest suppliers in 2018, 2017 and 2016, respectively.

The Company has a diversified customer and geographic base, which reduces the inherent risk and cyclicality of its business. The concentration of net sales to the Company’s top 20 customers approximated 29%, 27% and 29% of consolidated net sales in 2018, 2017 and 2016, respectively. In addition, the Company’s largest customer accounted for approximately 5%, 4% and 4% of consolidated net sales in 2018, 2017 and 2016, respectively. Sales to industrial machinery and equipment manufacturers and their fabricators accounted for 48%, 51% and 51% of consolidated net sales in 2018, 2017 and 2016, respectively.

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

Financial instruments, such as cash and cash equivalents, accounts receivable, accounts payable and the credit facility, are stated at their carrying value, which is a reasonable estimate of fair value. The fair value of marketable securities is based on quoted market prices.

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

Inventories

Inventories are stated at the lower of its cost or net realizable value. Inventory costs include the costs of the purchased metals, inbound freight, external and internal processing and applicable labor and overhead costs. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.

Costs of the Company’s carbon and specialty metals flat products segments’ inventories, including flat-rolled sheet, coil and plate products are determined using the specific identification method.

Certain of the Company’s tubular and pipe products inventory is stated under the last-in, first-out (LIFO) method. At December 31, 2018 and December 31, 2017, approximately $51.1 million, or 13.9% of consolidated inventory, and $48.1 million, or 17.5% of consolidated inventory, respectively, was reported under the LIFO method of accounting. The cost of the remainder of tubular and pipe product segment’s inventory is determined using a weighted average rolling first-in, first-out (FIFO) method.

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

Intangible Assets and Recoverability of Long-lived Assets

The Company performs an annual impairment test of indefinite-lived intangible assets in the fourth quarter, or more frequently if changes in circumstances or the occurrence of events indicate potential impairment. Events or changes in circumstances that could trigger an impairment review include significant nonperformance relative to the expected historical or projected future operating results, significant changes in the manner of the use of the acquired assets or the strategy for the overall business or significant negative industry or economic trends. Management uses judgment to determine whether to use a qualitative analysis or a quantitative fair value measurement for each of the Company’s reporting units that carry intangible assets.

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

Transfer of control is assessed based on the use of the product distributed and rights to payment for performance under the contract terms. Transfer of control and revenue recognition for substantially all of the Company’s sales occur upon shipment or delivery of the product, which is when title, ownership and risk of loss pass to the customer and is based on the applicable shipping terms. The shipping terms depend on the customer contract. An invoice for payment is issued at time of shipment and terms are generally net 30 days. The Company has certain fabrication contracts in one business unit for which revenue is recognized over time as performance obligations are achieved. This fabrication business is immaterial to the Company's consolidated results.

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

Impact of Recently Issued Accounting Pronouncements

In August, 2018, the Financial Account Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2018-15, “Intangibles – Goodwill and other – Internal-use software: Customer’s accounting for implementation costs incurred in a cloud computing arrangement that is a service contract”. This ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). Accordingly, this ASU requires an entity (customer) in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. This ASU also requires the entity (customer) to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement, which includes reasonably certain renewals. For public business entities, this ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years with early adoption permitted. The Company early adopted ASU 2018-15 in the third quarter of 2018 and the adoption of this ASU did not materially impact the Company’s consolidated financial statements.

In August 2017, the FASB issued ASU No 2017-12, “Derivatives and Hedging”. This ASU aligns an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. To meet that objective, this ASU expands and refines hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. This ASU also makes certain targeted improvements to simplify the application of hedge accounting guidance and ease the administrative burden of hedge documentation requirements and assessing hedge effectiveness. This ASU is the final version of proposed ASU 2016-310, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities”, which has been deleted. For public business entities, this ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early application is permitted in any interim period after issuance of the ASU. All transition requirements and elections should be applied to hedging relationships existing (that is, hedging relationships in which the hedging instrument has not expired, been sold, terminated, or exercised or the entity has not removed the designation of the hedging relationship) on the date of adoption. The effect of adoption should be reflected as of the beginning of the fiscal year of adoption. The adoption of this ASU is not expected to materially impact the Company’s consolidated financial statements.

In May 2017, the FASB issued ASU No 2017-09, “Compensation – Stock Compensation (Topic 718)”. This ASU provides clarity and reduces both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation – Stock Compensation, to a change to the terms or conditions of a share-based payment award. This ASU provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This ASU is the final version of proposed ASU 2016-360, “Compensation—Stock Compensation (Topic 718)—Scope of Modification Accounting,” which has been deleted. The amendments in this ASU are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The amendments in this ASU should be applied prospectively to an award modified on or after the adoption date. The adoption of this ASU did not materially impact the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases,” which specifies the accounting for leases. The objective is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing and uncertainty of cash flows arising from a lease. This ASU introduces the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. The guidance is effective for annual reporting periods beginning after December 15, 2018 and interim periods within those fiscal years with early adoption permitted. The Company will adopt ASU No. 2016-02 as of January 1, 2019. The adoption of the guidance will impact the Company’s Consolidated Balance Sheets by the creation of right to use assets and lease liabilities in the range of $22 million to $27 million. The adoption of this ASU is not expected to have a material impact on the Company’s Statement of Comprehensive Income or on the Statement of Cash Flows.

In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” which deferred the effective date of ASU 2014-09 for all entities by one year. The Company adopted this standard on January 1, 2018. The Company completed the process of evaluating the effect of the adoption and determined there were no material changes required to the reported revenues as a result of the adoption. Substantially all of the revenue arrangements consist of a single performance obligation to transfer goods. Based on the evaluation process and review of the contracts with customers, the timing and amount of revenue recognized based on ASU 2015-14 is consistent with the revenue recognition policy under previous guidance. The adoption of this ASU on January 1, 2018 using the modified retrospective approach applied to those contracts which were not completed as of January 1, 2018 did not have a material impact on the Company’s consolidated financial statements. Comparative information has not been restated and continues to be reported under the accounting standard in effect for those periods. The impact of adopting ASU 606 was not material to the Company’s consolidated financial statements as of and for the twelve months ended December 31, 2018. See Note 3, Revenue Recognition.

2.     Acquisitions

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

Details of Acquisition (in thousands)	As of April 2, 2018
Assets acquired
Accounts receivable, net	$6,609
Inventories	14,769
Property and equipment	2,898
Prepaid expenses and other	345
Intangible assets	5,255
Total assets acquired	29,876
Total liabilities assumed	(7,969)
Cash paid	$21,907

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

As of the effective date of the acquisition, Berlin Metals’ results are included in the Company’s specialty metals flat products segment in the Company’s 2018 financial results. Upon the acquisition, the Company entered into an amendment to its credit facility to include the eligible assets of Berlin Metals.

On January 2, 2019, the Company acquired all of the net assets of McCullough Industries (McCullough), based in Kenton, Ohio. McCullough was founded in 1965 and manufactures and sells branded self-dumping hoppers used in a variety of industrial applications. McCullough’s products are primarily sold through industrial distributors and catalogues.

The acquisition will be accounted for as a business combination and the assets valued at fair market value. The acquisition is not considered significant and McCullough’s results will be included in the Company’s carbon metals flat products segment in the Company’s first quarter of 2019 financial results. The acquisition is expected to be accretive to 2019 earnings. Upon the acquisition, the Company will be able to include the eligible assets of McCullough in its credit facility.

3.     Revenue Recognition

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

	Disaggregated Revenue by Products Sold
	For the Twelve Months Ended December 31, 2018
	Carbon flat products	Specialty metals flat products	Tubular and pipe products	Total
Hot Rolled	35.2%	-	-	35.2%
Plate	12.9%	-	-	12.9%
Cold Rolled	5.4%	-	-	5.4%
Coated	7.4%	-	-	7.4%
Specialty	-	20.0%	-	20.0%
Pipe & Tube	-	-	17.4%	17.4%
Other	1.7%	0.0%	-	1.7%
Total	62.6%	20.0%	17.4%	100.0%

4.     Accounts Receivable:

Accounts receivable are presented net of allowances for doubtful accounts and unissued credits of $3.9 million and $2.8 million as of December 31, 2018 and 2017, respectively. Bad debt expense totaled $0.6 million, $0.6 million and $0.4 million in 2018, 2017 and 2016, respectively.

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

5.     Inventories:

Inventories consisted of the following:

As of December 31,
(in thousands)	2018	2017
Unprocessed	$306,953	$225,187
Processed and finished	61,785	50,120
Totals	$368,738	$275,307

During 2018 and 2017, the Company recorded $8.4 million and $2.7 million, respectively, of LIFO expense as a result of increased metals pricing during 2018 and 2017. The LIFO expense decreased the Company’s inventory balance and increased its cost of materials sold.

If the FIFO method had been in use, inventories would have been $3.1 million higher and $5.3 million lower than reported at December 31, 2018 and 2017, respectively.

6.     Property and Equipment:

Property and equipment consists of the following:

(in thousands)	Depreciable Live			December 31, 2018	December 31, 2017

Land		-		$15,881	$15,881
Land improvements	5	-	10	3,547	3,270
Buildings and improvements	7	-	30	133,386	131,655
Machinery and equipment	2	-	15	205,826	184,683
Furniture and fixtures	3	-	7	6,374	6,298
Computer software and equipment	2	-	5	28,638	28,677
Vehicles	2	-	5	1,876	1,746
Capital lease				86	-
Construction in progress		-		8,171	4,500
				403,785	376,710
Less accumulated depreciation				(244,176)	(229,062)
Net property and equipment				$159,609	$147,648

Leasehold improvements are included with buildings and improvements and are depreciated over the life of the lease or seven years, whichever is less.

Construction in progress as of December 31, 2018, primarily consisted of payments for a building expansion and additional processing equipment at our existing facilities that were not yet placed into service.

During the second quarter of 2017, the Company began actively marketing for sale certain property at the flat product segment’s Siler City, North Carolina facility. As a result of that decision, the Company reclassified $0.8 million of net book value related to that property along with certain machinery and equipment as assets held for sale in the Consolidated Balance Sheets. The sale was completed in July 2018.

7.     Goodwill and Intangible Assets:

The Company’s intangible assets were recorded in connection with its 2018 acquisition of Berlin Metals and its 2011 acquisition of CTI. The intangible assets were evaluated on the premise of highest and best use to a market participant, primarily utilizing the income approach valuation methodology. The useful life of the customer relationships were determined to be fifteen years, based primarily on the consistent and predictable revenue source associated with the existing customer base, the present value of which extends through the fifteen-year amortization period. The useful life of the trade names were determined to be indefinite primarily due to their history and reputation in the marketplace, the Company’s expectation that the trade names will continue to be used, and the conclusion that there are currently no other factors identified that would limit its useful life. The Company will continue to evaluate the useful life assigned to our amortizable customer relationships in future periods.

Goodwill, by reportable segment, was as follows as of December 31, 2018 and 2017, respectively. The goodwill is deductible for tax purposes.

(in thousands)	Carbon Flat Products	Specialty Metals Flat Products	Tubular and Pipe Products	Total

Balance as of December 31, 2017	$-	$-	$-	$-
Acquisitions	-	2,358	-	2,358
Impairments	-	-	-	-
Balance as of December 31, 2018	$-	$2,358	$-	$2,358

During 2018 and 2017, a step zero test was performed for the indefinitely lived intangible assets and no indication of impairment was present.

Intangible assets, net, consisted of the following as of December 31, 2018 and 2017, respectively:

	As of December 31, 2018
(in thousands)	Gross Carrying Amount	Acquisitions	Accumulated Amortization	Intangible Assets, Net

Customer relationships - subject to amortization	$13,332	$640	$(6,698)	$7,274
Covenant not to compete - subject to amortization	-	157	(42)	115
Trade names - not subject to amortization	15,425	2,100	-	17,525
	$28,757	$2,897	$(6,740)	$24,914

	As of December 31, 2017
(in thousands)	Gross Carrying Amount	Acquisitions	Accumulated Amortization	Intangible Assets, Net

Customer relationships - subject to amortization	$13,332	$-	$(5,777)	$7,555
Trade names - not subject to amortization	15,425	-	-	15,425
	$28,757	$-	$(5,777)	$22,980

The Company estimates that amortization expense for its intangible assets subject to amortization will be approximately $1.0 million per year in each of the next five years.

8.     Debt:

The Company’s debt is comprised of the following components:

	As of December 31,
(in thousands)	2018	2017
Asset-based revolving credit facility due December 8, 2022	$302,530	$196,235
Industrial revenue bond due April 1, 2018	-	930
Total debt	302,530	197,165
Less current amount	-	(930)
Total long-term debt	$302,530	$196,235

On November 30, 2018, the Company amended its Third Amended and Restated Loan and Security Agreement and entered into its existing Joinder and Second Amendment to Third Amended and Restated Loan and Security Agreement (the “ABL Credit Facility”).  The amendment increased the revolving credit facility by $75 million and includes the assets acquired from McCullough on January 2, 2019.  The ABL Credit Facility provides for, among other things: (i) a revolving credit facility of up to $445 million, including a $20 million sub-limit for letters of credit and (ii) a first in, last out revolving credit facility of up to $30 million. Under the terms of the ABL Credit Facility, the Company may, subject to the satisfaction of certain conditions, request additional commitments under the revolving credit facility in the aggregate principal amount of up to $200 million to the extent that existing or new lenders agree to provide such additional commitments.  The ABL Credit Facility matures on December 8, 2022.

The ABL Credit Facility is secured by substantially all of the existing and future personal property of the Company.  The ABL Credit Facility contains customary representations and warranties and certain covenants that limit the ability of the Company to, among other things: (i) incur or guarantee additional indebtedness; (ii) pay distributions on, redeem or repurchase capital stock or redeem or repurchase subordinated debt; (iii) make investments; (iv) sell assets; (v) enter into agreements that restrict distributions or other payments from restricted subsidiaries to the Company; (vi) incur or suffer to exist liens securing indebtedness; (vii) consolidate, merge or transfer all or substantially all of their assets; and (viii) engage in transactions with affiliates. In addition, the ABL Credit Facility contains a financial covenant which includes: (i) if any commitments or obligations are outstanding and the Company’s availability is less than the greater of $30 million or 10.0% of the aggregate amount of revolver commitments ($47.5 million at December 31, 2018) or 10.0% of the aggregate borrowing base ($44.4 million at December 31, 2018) then the Company must maintain a ratio of Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA) minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00 for the most recent twelve fiscal month period.

The Company has the option to borrow under its revolver based on the agent’s base rate plus a premium ranging from 0.00% to 0.25% or the London Interbank Offered Rate (LIBOR) plus a premium ranging from 1.25% to 2.75%.

As of December 31, 2018 the Company was in compliance with its covenants and had approximately $139.3 million of availability under the ABL Credit Facility.

As of December 31, 2018, $1.6 million of bank financing fees were included in “Prepaid expenses and other” and “Other long-term assets” on the accompanying Consolidated Balance Sheets.  The financing fees are being amortized over the five-year term of the ABL Credit Facility and are included in “Interest and other expense on debt” on the accompanying Consolidated Statements of Comprehensive Income.

As part of the CTI acquisition in July 2011, the Company assumed approximately $5.9 million of Industrial Revenue Bond (IRB) indebtedness. On March 1, 2018, the Company made the final $0.9 million payment on the IRB and the letter of credit and fixed interest rate swap associated with the IRB were terminated.

Scheduled Debt Maturities, Interest, Debt Carrying Values

The Company’s principal payments over the next five years are detailed in the table below:

(in thousands)	2019	2020	2021	2022	2023	Total	Total
ABL Credit Facility	$-	$-	$-	$302,530	$-	$302,530	$605,060
Total principal payments	$-	$-	$-	$302,530	$-	$302,530	$605,060

The overall effective interest rate for all debt, exclusive of deferred financing fees and deferred commitment fees, amounted to 3.7%, 3.0% and 2.4% in 2018, 2017 and 2016, respectively. Interest paid totaled $10.2 million, $6.4 million and $4.3 million for the years ended December 31, 2018, 2017 and 2016, respectively. Average total debt outstanding was $275.3 million, $200.6 million and $152.5 million in 2018, 2017 and 2016, respectively.

9.      Derivative Instruments:

Metals swaps

During 2018, 2017 and 2016, the Company entered into nickel swaps indexed to the London Metal Exchange (LME) price of nickel with third-party brokers. The nickel swaps are treated as derivatives for accounting purposes and are included in “Other accrued liabilities” and “Prepaid expenses and other” on the Consolidated Balance Sheet at December 31, 2018 and 2017. The Company entered into the swaps to mitigate its customers’ risk of volatility in the price of metals. The outstanding nickel swaps have one to eleven months remaining as of December 31, 2018. The swaps are settled with the brokers at maturity. The economic benefit or loss arising from the changes in fair value of the swaps is contractually passed through to the customer. The primary risk associated with the metals swaps is the ability of customers or third-party brokers to honor their agreements with the Company related to derivative instruments. If the customer or third-party brokers are unable to honor their agreements, the Company’s risk of loss is the fair value of the metals swaps.

While these derivatives are intended to help the Company manage risk, they have not been designated as hedging instruments. The periodic changes in fair value of the metals and embedded customer derivative instruments are included in “Cost of materials sold” in the Consolidated Statements of Comprehensive Income. The Company recognizes derivative positions with both the customer and the third party for the derivatives and classifies cash settlement amounts associated with them as part of “Cost of materials sold” in the Consolidated Statements of Comprehensive Income. The cumulative change in fair value of the metals swaps that have not yet settled as of December 31, 2018 are included in “Other accrued liabilities”, and the embedded customer derivatives are included in “Accounts Receivable, net” on the Consolidated Balance Sheets at December 31, 2018. The cumulative change in fair value of the metals swaps that had not yet settled as of December 31, 2017 were included in “Accounts Receivable, net”, and the embedded customer derivatives were included in “Other accrued liabilities” on the Consolidated Balance Sheets at December 31, 2017.

Interest rate swap

CTI entered into an interest rate swap to reduce the impact of changes in interest rates on its IRB. The swap agreement matured in April 2018.

The periodic changes in fair value of the interest rate swap and cash settlement amounts associated with the interest rate swap were included in “Interest and other expense on debt” in the Consolidated Statements of Comprehensive Income.

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

There was no net impact from the nickel swaps or embedded customer derivative agreements to the Company’s Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016. The table below shows the total impact to the Company’s Consolidated Statements of Comprehensive Income through “Net income (loss)” of the derivatives for the years ended December 31, 2018, 2017 and 2016.

	Net Gain (Loss) Recognized
(in thousands)	2018	2017	2016
Interest rate swap (CTI)	$(5)	$(31)	$(66)
Fixed interest rate swap (ABL)	-	-	(98)
Metals swaps	(79)	475	68
Embedded customer derivatives	79	(475)	(68)
Total loss	$(5)	$(31)	$(164)

10.     Fair Value of Assets and Liabilities:

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

During 2018 and 2017, there were no transfers of financial assets between Levels 1, 2 or 3 fair value measurements. There have been no changes in the methodologies used at December 31, 2018 and December 31, 2017. Following is a description of the valuation methodologies used for assets and liabilities measured at fair value as of December 31, 2018 and December 31, 2017:

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

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company:

	Value of Items Recorded at Fair Value
	As of December 31, 2018
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Embedded customer derivatives	$-	$21	$-	$21
Total assets at fair value	$-	$21	$-	$21

Liabilities:
Metal swaps	$-	$21	$-	$21
Total liabilities recorded at fair value	$-	$21	$-	$21

	Value of Items Not Recorded at Fair Value
	As of December 31, 2018
(in thousands)	Level 1	Level 2	Level 3	Total
Liabilities:
ABL Credit Facility	-	302,530	-	302,530
Total liabilities not recorded at fair value	$-	$302,530	$-	$302,530

The value of the items not recorded at fair value represent the carrying value of the liabilities.

	Value of Items Recorded at Fair Value
	As of December 31, 2017
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Metal Swaps	$-	$382	$-	$382
Total assets at fair value	$-	$382	$-	$382

Liabilities:
Embedded customer derivatives	$-	$382	$-	$382
Interest rate swap (CTI)	-	5	-	5
Total liabilities recorded at fair value	$-	$387	$-	$387

	Value of Items Not Recorded at Fair Value
	As of December 31, 2017
(in thousands)	Level 1	Level 2	Level 3	Total
Liabilities:
IRB	$930	$-	$-	$930
ABL Credit Facility	-	196,235	-	196,235
Total liabilities not recorded at fair value	$930	$196,235	$-	$197,165

The value of the items not recorded at fair value represent the carrying value of the liabilities.

The fair value of the IRB is determined using Level 1 inputs. The carrying value and the fair value of the IRB that qualify as financial instruments were $0.9 million at December 31, 2017.

The fair value of the ABL Credit Facility is determined using Level 2 inputs. The carrying value of the ABL Credit Facility was $302.5 million and $196.2 million at December 31, 2018 and 2017, respectively.  Because the ABL Credit Facility was amended on November 30, 2018, management believes that it is carried at fair value.

11.     Equity Plans:

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

Stock-based compensation expense recognized on RSUs for the three years ended December 31, 2018, 2017 and 2016, respectively, is summarized in the following table:

	For the years ended December 31,
(in thousands)	2018	2017	2016
RSU expense before taxes of New Plan	$643	$560	$42
RSU (income) expense before taxes of Old Plan	-	-	(73)
RSU (income) expense after taxes	471	636	81

All pre-tax charges related to RSUs were included in the caption “Administrative and general” on the accompanying Consolidated Statements of Comprehensive Income.

The following table summarizes the activity related to RSUs for the twelve months ended December 31, 2018:

	Number of Shares	Weighted Average Estimated Fair Value
Outstanding at December 31, 2017	469,069	$20.11
Granted	84,283	22.33
Converted into shares	(19,097)	16.09
Forfeited	(6,709)	16.98
Outstanding at December 31, 2018	527,546	$20.65
Vested at December 31, 2018	436,069	$20.42

Of the RSUs granted in 2018, 2017 and 2016, 38,052, 26,837 and 51,075, respectively, were used to fund supplemental executive retirement plan (SERP) contributions.

12.     Commitments and Contingencies:

Operating Leases

The Company leases certain warehouses, sales offices, machinery and equipment and vehicles under long-term operating lease agreements.  The leases expire at various dates through 2026.  In some cases, the leases include options to extend.  Rent and lease expense was $11.9 million, $9.7 million and $9.1 million for the years ended December 31, 2018, 2017 and 2016, respectively.

The future annual minimum lease payments as of December 31, 2018 are as follows:

(in thousands)	2019	2020	2021	2022	2023	Thereafter	Total
Lease payments	$6,155	$5,405	$4,681	$3,706	$2,858	$5,057	$27,862

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

At December 31, 2018, approximately 315 of the hourly plant personnel are represented by nine separate collective bargaining units. The table below shows the expiration dates of the collective bargaining agreements.

Facility	Expiration date
Hammond, Indiana	November 30, 2019
Locust, North Carolina	March 4, 2020
Romeoville, Illinois	May 31, 2020
Minneapolis coil, Minnesota	September 30, 2020
Indianapolis, Indiana	January 29, 2021
St. Paul, Minnesota	May 25, 2021
Milan, Illinois	August 12, 2021
Minneapolis plate, Minnesota	March 31, 2022
Detroit, Michigan	August 31, 2022

13.     Income Taxes:

The components of the Company’s provision (benefit) for income taxes from continuing operations were as follows:

	As of December 31,
(in thousands)	2018	2017	2016
Current:
Federal	$9,188	$7,695	$2,563
State and local	1,797	666	929
	10,985	8,361	3,492
Deferred	1,320	(10,974)	(1,994)
Income tax provision (benefit)	$12,305	$(2,613)	$1,498

The components of the Company’s deferred income taxes at December 31 are as follows:

(in thousands)	2018	2017
Deferred tax assets:
Inventory (excluding LIFO reserve)	$1,622	$1,690
Net operating loss and tax credit carryforwards	2,498	3,520
Allowance for doubtful accounts	504	419
Accrued expenses	6,087	5,684
Other	232	143
Deferred tax assets before valuation allowance	10,943	11,456
Valuation allowance	(2,055)	(2,379)
Total deferred tax assets	8,888	9,077

Deferred tax liabilities:
LIFO reserve	(3,870)	(3,958)
Property and equipment	(13,625)	(11,363)
Intangibles	(4,858)	(5,901)
Total deferred tax liabilities	(22,353)	(21,222)
Deferred tax liabilities, net	$(13,465)	$(12,145)

The following table summarizes the activity related to the Company’s gross unrecognized tax benefits:

(in thousands)	2018	2017	2016
Balance as of January 1	$40	$38	$38
Change in tax due to tax law	(12)	-	-
Increases related to current year tax positions	9	15	13
Decreases related to lapsing of statute of limitations	(10)	(13)	(13)
Balance as of December 31	$27	$40	$38

It is expected that the amount of unrecognized tax benefits will not materially change in the next twelve months. The tax years 2015 through 2017 remain open to examination by major taxing jurisdictions to which the Company is subject.

The Company recognized interest related to uncertain tax positions in income tax expense.

The following table reconciles the U.S. federal statutory rate to the Company’s effective tax rate:

	2018	2017	2016
U.S. federal statutory rate in effect	21.0%	35.0%	35.0%
State and local taxes, net of federal benefit	4.6%	3.6%	11.8%
Sec. 199 manufacturing deduction	-	(3.8%)	(33.6%)
Meals and entertainment	0.6%	1.8%	64.3%
Tax credits	(0.6%)	(1.3%)	(48.7%)
Change in valuation allowance	-	0.6%	205.4%
Change in U.S. federal statutory rate	-	(37.7%)	-
Change in tax affect of SERP	-	(11.4%)	-
All other, net	1.1%	(2.8%)	122.4%
Effective income tax rate	26.7%	(16.0%)	356.6%

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act, among other things, lowered the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018. Consequently, the Company decreased its net deferred tax liability as of December 31, 2017 by $6.2 million resulting in an income tax benefit to reflect the estimated impact of the Tax Act.  Based on the Company’s predominantly U.S. based operational footprint, additional international and minimum tax provisions under the Tax Act, including the one-time transition tax for the transition from the worldwide system to the territorial system, are not applicable, or would not be material to the Company.

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

The calculation of the impact as a result of the reduced U.S. corporate income tax rate is complete The effective tax rate in 2018 of 26.7% is in line with management expectations based on interpretations of the Tax Act.

The Company's effective tax rate was disproportionately high in 2016 from comparative periods due to low income before taxes relative to items that impact the effective tax rate.  During 2016, the Company recorded a valuation allowance of $0.9 million to reduce certain state deferred tax assets to the amount that is more likely than not to be realized.

Income taxes paid in 2018, 2017 and 2016 totaled $11.3 million, $9.4 million and $1.0 million, respectively. Some subsidiaries of the Company’s consolidated group file state tax returns on a separate company basis and have state net operating loss carryforwards expiring over the next two to 20 years. A valuation allowance is recorded to reduce certain deferred tax assets to the amount that is more likely than not to be realized.

14.     Shares Outstanding and Earnings Per Share:

Earnings per share have been calculated based on the weighted average number of shares outstanding as set forth below:

	For the years ended December 31,
(in thousands, except per share data)	2018	2017	2016

Weighted average basic shares outstanding	11,432	11,381	11,210
Assumed exercise of stock options and issuance of stock awards	8	-	-
Weighted average diluted shares outstanding	11,440	11,381	11,210

Net income (loss)	$33,759	$18,963	$(1,078)

Basic earnings (loss) per share	$2.95	$1.67	$(0.10)
Diluted earnings (loss) per share	$2.95	$1.67	$(0.10)

Unvested RSUs	91	65	167

15.     Stock Repurchase Program:

On October 2, 2015, the Company announced that its Board of Directors authorized a stock repurchase program of up to 550,000 shares of the Company’s issued and outstanding common stock, which could include open market repurchases, negotiated block transactions, accelerated stock repurchases or open market solicitations for shares, all or some of which may be effected through Rule 10b5-1 plans.  Any of the repurchased shares are held in the Company’s treasury, or canceled and retired as the Board may determine from time to time.  Any repurchases of common stock are subject to the covenants contained in the ABL Credit Facility.  Under the ABL Credit Facility, the Company may repurchase common stock and pay dividends up to $5.0 million in the aggregate during any trailing twelve months without restrictions.  Purchases of common stock or dividend payments in excess of $5.0 million in the aggregate require the Company to (i) maintain availability in excess of 20.0% of the aggregate revolver commitments ($95.0 million at December 31, 2018) or (ii) to maintain availability equal to or greater than 15.0% of the aggregate revolver commitments ($71.3 million at December 31, 2018) and the Company must maintain a pro-forma ratio of EBITDA minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00.

There were no shares repurchased during 2018, 2017 or 2016.

16.     Segment Information:

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

The following table provides financial information by segment and reconciles the Company’s operating income by segment to the consolidated income before income taxes for the years ended December 31, 2018, 2017 and 2016.

	For the Year Ended December 31,
(in thousands)	2018	2017	2016
Net sales
Carbon flat products	$1,073,292	$869,628	$670,983
Specialty metals flat products	343,479	227,200	189,930
Tubular and pipe products	298,310	233,868	194,203
Total net sales	$1,715,081	$1,330,696	$1,055,116

Depreciation and amortization
Carbon flat products	$10,621	$10,906	$11,690
Specialty metals flat products	1,251	811	797
Tubular and pipe products	5,601	5,659	5,896
Corporate	135	102	102
Total depreciation and amortization	$17,608	$17,478	$18,485

Operating income
Carbon flat products	$44,354	$17,886	$(4,371)
Specialty metals flat products	15,248	11,240	9,841
Tubular and pipe products	11,520	4,568	7,713
Corporate	(14,070)	(9,708)	(7,435)
Total operating income	$57,052	$23,986	$5,748
Other loss, net	(307)	(118)	(55)
Income before interest and income taxes	56,745	23,868	5,693
Interest and other expense on debt	10,681	7,518	5,273
Income before income taxes	$46,064	$16,350	$420

	For the Year Ended December 31,
(in thousands)	2018	2017	2016
Capital expenditures
Flat products	$19,985	$7,325	$5,105
Tubular and pipe products	5,242	2,833	1,719
Corporate	488	2	-
Total capital expenditures	$25,715	$10,160	$6,824

Assets
Flat products	$560,116	$409,116
Tubular and pipe products	200,016	194,787
Corporate	608	255
Total assets	$760,740	$604,158

There were no material revenue transactions between the carbon flat products, specialty metals flat products and tubular and pipe products segments for the years ended December 31, 2018, 2017 and 2016.

The Company sells certain products internationally, primarily in Canada and Mexico. International sales are immaterial to the consolidated financial results and to the individual segments’ results.

17.     Retirement Plans:

The Company’s retirement plans consist of two 401(k) plans covering certain non-union employees, two separate 401(k) plans covering all union employees, a multi-employer pension plan covering certain CTI employees and a SERP covering certain executive officers of the Company.

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

The Company, through its CTI subsidiary, contributes to a multiemployer pension plan. CTI contributes to the Multiemployer Plan under the terms of a collective bargaining agreement that covers certain of its union employees, and which expires May 31, 2020. CTI contributions to the Multiemployer Plan were immaterial for the years ended December 31, 2018 and 2017.

Retirement plan expense, which includes all Company 401(k), SERP defined contributions and the Multiemployer Plan, amounted to $3.2 million, $2.6 million and $2.2 million for the years ended December 31, 2018, 2017 and 2016, respectively.

The fair values of the Company's SERP assets as of December 31, 2018 were $5.7 million and are measured at Net Asset Value (NAV) as a practical expedient to estimate fair value and therefore are not classified in the fair value hierarchy. Under the practical expedient approach, the NAV is based on the fair value of the underlying investments held by each fund less its liabilities. This practical expedient would not be used when it is determined to be probable that the fund will sell the investment for an amount different than the reported NAV. The fair value of the SERP assets are included in Other Long Term Assets on the consolidated Balance Sheets.

18.     Related-Party Transactions:

The Company’s Executive Chairman of the Board owns 50% of an entity that owns one of the Cleveland warehouses and leases it to the Company at a fair market value annual rental of $0.2 million. The lease expires on December 31, 2023 with three five-year renewal options.

19.     Subsequent Event:

On January 2, 2019, the Company acquired all of the net assets of McCullough, based in Kenton, Ohio. McCullough was founded in 1965 and manufactures and sells branded self-dumping hoppers used in a variety of industrial applications. McCullough’s products are primarily sold through industrial distributors and catalogues.

The acquisition will be accounted for as a business combination and the assets valued at fair market value. The acquisition is not considered significant and McCullough results will be included in the Company’s carbon metals flat products segment in the Company’s first quarter of 2019 financial results. In connection with the closing of the acquisition, the Company has included the eligible assets of McCullough in its credit facility.

Schedule II – Valuation and Qualifying Accounts

(in thousands)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year Ended December 31, 2016
Allowance for doubtful accounts	$1,299	$369	$-	$(283)	$1,385
Tax valuation reserve	$1,030	$987	$-	$-	$2,017

Year Ended December 31, 2017
Allowance for doubtful accounts	$1,385	$641	$-	$(416)	$1,610
Tax valuation reserve	$2,017	$362	$-	$-	$2,379

Year Ended December 31, 2018
Allowance for doubtful accounts	$1,610	$575	$-	$(245)	$1,940
Tax valuation reserve	$2,379	$-	$-	$(324)	$2,055

SUPPLEMENTAL FINANCIAL INFORMATION

(in thousands, except per share data)

(unaudited)

2018	1st quarter	2nd quarter	3rd quarter	4th quarter	Year
Net sales	$375,598	$452,917	$456,976	$429,590	$1,715,081
Operating income (a)	12,345	24,319	18,614	1,774	57,052
Income (loss) before income taxes	10,313	21,556	15,708	(1,512)	46,065
Net income (loss)	$7,629	$15,848	$11,599	$(1,316)	$33,759
Basic net income (loss) per share	$0.67	$1.39	$1.01	$(0.11)	$2.95
Weighted average shares outstanding - basic	11,418	11,435	11,444	11,444	11,432
Diluted net income (loss) per share	$0.67	$1.39	$1.01	$(0.11)	$2.95
Weighted average shares outstanding - diluted	11,418	11,435	11,446	11,444	11,440
Market price of common stock: (c)
High	$25.84	$24.27	$24.23	$21.41	$25.84
Low	19.75	19.75	19.92	13.72	13.72

2017	1st quarter	2nd quarter	3rd quarter	4th quarter	Year
Net sales	$334,893	$356,195	$331,442	$308,166	$1,330,696
Operating income (loss) (d)	11,051	9,633	5,286	(1,984)	23,986
Income (loss) before income taxes	9,399	7,817	3,298	(4,164)	16,350
Net income (b)	$7,699	$4,797	$2,280	$4,187	$18,963
Basic net income per share	$0.68	$0.42	$0.20	$0.37	$1.67
Weighted average shares outstanding - basic	11,369	11,383	11,386	11,389	11,381
Diluted net income per share	$0.68	$0.42	$0.20	$0.37	$1.67
Weighted average shares outstanding - diluted	11,369	11,390	11,386	11,391	11,381
Market price of common stock: (c)
High	$27.93	$24.00	$22.44	$22.86	$27.93
Low	18.05	15.83	16.58	18.10	15.83

(a) Operating income (loss) in 2018 includes $8,408 of LIFO expense related to the Company's tubular and pipe products segment.
(b) Includes a $6.2 million tax benefit related to the U.S. Tax Cuts and Jobs Act.
(c) Represents the high and low sales prices of our common stock as reported by the Nasdaq Global Select Market.
(d) Operating income (loss) in 2017 includes $2,707 of LIFO expense related to the Company's tubular and pipe products segment.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND  FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Evaluations required by Rule 13a-15 of the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Annual Report have been carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon such evaluations, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2018 in providing reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to allow timely decisions regarding required disclosure.

During 2018, we acquired Berlin Metals. The scope of our assessment of the effectiveness of internal control over financial reporting does not include the Berlin Metals acquisition. The total assets and net sales of Berlin Metals represented less than 1% and 2.5 % of our consolidated total assets and consolidated net sales, respectively, as of and for the year ended December 31, 2018. This exclusion is in accordance with the SEC's general guidance that an assessment of a recently acquired business may be omitted from the scope in the year of acquisition.

Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting is set forth in Part II, Item 8 of this Annual Report on Form 10-K and is incorporated herein. PricewaterhouseCoopers LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2018, as stated in their report which appears in Part II, Item 8 of this Annual Report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

Information required by Item 10 as to the executive officers is provided in Part I of this Annual Report on Form 10-K and is incorporated by reference into this section. Other information required by Item 10 will be incorporated herein by reference to the information set forth in our definitive proxy statement for our 2019 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION

Information required by Item 11 will be incorporated herein by reference to the information set forth in our definitive proxy statement for our 2019 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by Item 12 will be incorporated herein by reference to the information set forth in our definitive proxy statement for our 2019 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by Item 13 will be incorporated herein by reference to the information set forth in our definitive proxy statement for our 2019 Annual Meeting of Shareholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by Item 14 will be incorporated herein by reference to the information set forth in our definitive proxy statement for our 2019 Annual Meeting of Shareholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) The following financial statements are included in Part II, Item 8:

Report of Independent Registered Public Accounting Firm

Management’s Report on Internal Control Over Financial Reporting

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2018, 2017 and 2016

Consolidated Balance Sheets as of December 31, 2018 and 2017

Consolidated Statements of Cash Flows for the Years Ended December 31, 2018, 2017 and 2016

Supplemental Disclosures of Cash Flow Information for the Years Ended December 31, 2018, 2017 and 2016

Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2018, 2017 and 2016

Notes to Consolidated Financial Statements for the Years Ended December 31, 2018, 2017 and 2016

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
4.26

Joinder and First Amendment to Bank Agreement, dated as of April 4, 2018, to Third Amended and Restated Loan and Security Agreement, dated as of December 8, 2017, by and among the Registrant, the financial institutions from time to time party thereto, Bank of America, N.A., as administrative agent, and the other agents from time to time party thereto.’

Incorporated by reference to Exhibit 4.25 to Registrant's Form 10-Q filed with the Commission on May 3, 2018 (Commission File No. 0-23320).
4.27

Joinder and Second Amendment to Third Amended and Restated Loan and Security Agreement, dated as of November 30, 2018, by and among the Registrant, the financial institutions from time to time party thereto, Bank of America, N.A., as administrative agent, and the other agents from time to time party thereto.

Incorporated by reference to Exhibit 4.26 to Registrant's Form 8-K filed with the Commission on December 4, 2018 (Commission File No. 0-23320).
10.8 *	Form of Management Retention Agreement for Senior Executive Officers of the Company	Incorporated by reference to Exhibit 10.8 to Registrant's Form 10-Q filed with the Commission on August 7, 2000 (Commission File No. 0-23320).

Exhibit	Description	Reference
10.9 *	Form of Management Retention Agreement for Other Officers of the Company	Incorporated by reference to Exhibit 10.9 to Registrant's Form 10-Q filed with the Commission on August 7, 2000 (Commission File No. 0-23320).
10.14 *	Olympic Steel, Inc. Executive Deferred Compensation Plan dated December 15, 2004	Incorporated by reference to Exhibit 10.14 to Registrant’s Form 10-K filed with the Commission on March 14, 2005 (Commission File No. 0-23320).
10.15 *	Form of Non-Solicitation Agreements	Incorporated by reference to Exhibit 10.15 to Registrant’s Form 8-K filed with the Commission on March 4, 2005 (Commission File No. 0-23320).
10.16 *	Form of Management Retention Agreement	Incorporated by reference to Exhibit 10.16 to Registrant’s Form 10-Q filed with the Commission on August 8, 2005 (Commission File No. 0-23320).
10.17 *	Supplemental Executive Retirement Plan Term Sheet	Incorporated by reference to Exhibit 99.1 to Registrant’s Form 8-K filed with the Commission on January 5, 2006 (Commission File No. 0-23320).
10.20 *	Olympic Steel, Inc. Supplemental Executive Retirement Plan	Incorporated by reference to Exhibit 10.20 to Registrant’s Form 8-K filed with the Commission on April 28, 2006 (Commission File No. 0-23320).
10.21 *	Amended and Restated Olympic Steel, Inc. 2007 Omnibus Incentive Plan	Incorporated by reference to Exhibit 4.3 to Registrant’s Registration Statement on Form S-8 (Registration No. 333-211023) filed with the Commission on April 29, 2016.
10.30 *	Olympic Steel, Inc. Senior Manager Compensation Plan	Incorporated by reference to Exhibit 10.30 to Registrant’s Form 10-Q filed with the Commission on May 6, 2011 (Commission File No. 0-23320).
10.31 *	David A. Wolfort Employment Agreement effective as of January 1, 2016	Incorporated by reference to Exhibit 10.31 to Registrant’s Form 8-K filed with the Commission on December 31, 2015 (Commission File No. 0-23320).
10.32 *	Donald McNeeley Employment Agreement effective as of March 31, 2016	Incorporated by reference to Exhibit 10.32 to Registrant’s Form 8-K filed with the Commission on March 31, 2016 (Commission File No. 0-23320).
10.33 *	Richard T. Marabito Employment Agreement effective as of December 21, 2018	Incorporated by reference to Exhibit 10.13 to Registrant’s Form 8-K filed with the Commission on December 21, 2018 (Commission File No. 0-23320).
10.34 *	Form of RSU Agreements for Messrs. Siegal, Wolfort and Marabito.	Incorporated by reference to Exhibit 10.34 to Registrant’s Form 10-K filed with the Commission on February 23, 2012 (Commission File No. 0-23320).

Exhibit	Description	Reference
10.35 *	Michael D. Siegal Employment Agreement effective as of December 20, 2017	Incorporated by reference to Exhibit 10.35 to Registrant’s Form 8-K filed with the Commission on December 22, 2017 (Commission File No. 0-23320).
10.37 *	Amendment to Form of Management Retention Agreement for Senior Executive Officers of the Company	Incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q filed with the Commission on May 1, 2015 (Commission File No. 0-23320).
10.38 *	Andrew S. Greiff Employment Agreement effective as of August 19, 2016	Incorporated by reference to Exhibit 10.38 to Registrant’s Form 8-K filed with the Commission on August 23, 2016 (Commission File No. 0-23320).
10.39 *	Amendment to Employment Agreement, dated as of February 9, 2018, between Olympic Steel, Inc. and Andrew S. Greiff	Incorporated by reference to Exhibit 10.38 to Registrant's Form 10-Q filed with the Commission on May 3, 2018(Commission File No. 0-23320).
10.40 *	Richard A. Manson Employment Agreement effective as of December 21, 2018	Incorporated by reference to Exhibit 10.40 to Registrant’s Form 8-K filed with the Commission on December 21, 2018 (Commission File No. 0-23320).
21	List of Subsidiaries	Filed herewith
23	Consent of Independent Registered Public Accounting Firm	Filed herewith
24	Directors and Officers Powers of Attorney	Filed herewith
31.1	Certification of the Principal Executive Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of the Principal Financial Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Written Statement of Richard T. Marabito, Chairman and Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Written Statement of Richard A. Manson, Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*      This exhibit is a management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OLYMPIC STEEL, INC.

February 15, 2019	By:	/s/ Richard A. Manson
Richard A. Manson,
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated and on the dates indicated.

February 15, 2019	/s/ Richard T. Marabito *
Richard T. Marabito, Chief Executive Officer (Principal Executive Officer)

February 15, 2019	/s/ Richard A. Manson *
Richard A. Manson, Chief Financial Officer
(Principal Financial and Accounting Officer)

February 15, 2019	/s/ Michael D. Siegal *
Michael D. Siegal, Executive Chairman of the Board

February 15, 2019	/s/ Arthur F. Anton *
Arthur F. Anton, Lead Director

February 15, 2019	/s/ Ralph M. Della Ratta, Jr. *
Ralph M. Della Ratta, Jr., Director

February 15, 2019	/s/ Howard L. Goldstein *
Howard L. Goldstein, Director

February 15, 2019	/s/ Dirk A. Kempthorne *
Dirk A. Kempthorne, Director

February 15, 2019	/s/ Idalene F. Kesner *
Idalene F. Kesner, Director

February 15, 2019	/s/ Donald R. McNeeley *
Donald R. McNeeley, President of Chicago Tube and Iron and Director

February 15, 2019	/s/ Michael G. Rippey *
Michael G. Rippey, Director

February 15, 2019	/s/ David A. Wolfort *
David A. Wolfort, President and Director

* The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to the Powers of Attorney executed by the above-named officers and directors of the Company and filed with the Securities and Exchange Commission on behalf of such officers and directors.

By:	/s/ Richard A. Manson	February 15, 2019
Richard A. Manson, Attorney-in-Fact