Form 10-Q
period 2019-03-31
OLYMPIC STEEL INC
filed 2019-05-02
CIK 917470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

( X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No (  )

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes (X) No (  )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ( )	Accelerated filer (X)
Non-accelerated filer ( )	Smaller reporting company ( )
Emerging growth company ( )

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. (  )

Indicate by check mark whether the registrant is a shell company (as defined Rule 12b-2 of the Exchange Act). Yes (  ) No (X)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, without par value	ZEUS	The NASDAQ Stock Market, LLC.

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 2, 2019
Common stock, without par value	11,004,599

Olympic Steel, Inc.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Olympic Steel, Inc.

Consolidated Balance Sheets

(in thousands)

	As of
	March 31, 2019	December 31, 2018
	(unaudited)
Assets
Cash and cash equivalents	$5,113	$9,319
Accounts receivable, net	204,448	175,252
Inventories, net (includes LIFO reserve of 3,071 as of March 31, 2019 and December 31, 2018)	342,876	368,738
Prepaid expenses and other	9,886	9,460
Total current assets	562,323	562,769
Property and equipment, at cost	410,053	403,785
Accumulated depreciation	(248,346)	(244,176)
Net property and equipment	161,707	159,609
Goodwill	3,264	2,358
Intangible assets, net	30,192	24,914
Other long-term assets	11,770	11,090
Right of use assets, net	30,106	-
Total assets	$799,362	$760,740

Liabilities
Accounts payable	$99,524	$95,367
Accrued payroll	9,346	19,665
Other accrued liabilities	14,974	13,395
Current portion of lease liabilities	5,861	-
Total current liabilities	129,705	128,427
Credit facility revolver	313,269	302,530
Other long-term liabilities	10,225	9,327
Deferred income taxes	12,686	13,465
Lease liabilities	24,277	-
Total liabilities	490,162	453,749
Shareholders' Equity
Preferred stock	-	-
Common stock	132,275	130,778
Treasury stock	(196)	(132)
Accumulated other comprehensive loss	(1,078)	-
Retained earnings	178,199	176,345
Total shareholders' equity	309,200	306,991
Total liabilities and shareholders' equity	$799,362	$760,740

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Consolidated Statements of Comprehensive Income

For the Three Months Ended March 31,

(in thousands, except per share data)

	2019	2018
	(unaudited)
Net sales	$445,919	$375,598
Costs and expenses
Cost of materials sold (excludes items shown seperately below)	366,382	294,777
Warehouse and processing	25,611	23,436
Administrative and general	20,129	18,872
Distribution	12,835	12,139
Selling	7,340	7,228
Occupancy	2,798	2,555
Depreciation	4,431	4,024
Amortization	319	222
Total costs and expenses	439,845	363,253
Operating income	6,074	12,345
Other income (loss), net	14	(46)
Income before interest and income taxes	6,088	12,299
Interest and other expense on debt	3,242	1,986
Income before income taxes	2,846	10,313
Income tax provision	772	2,684
Net income	$2,074	$7,629
Loss on cash flow hedge	(1,457)	-
Tax effect on cash flow hedge	379	-
Total comprehensive income	$996	$7,629

Earnings per share:
Net income per share - basic	$0.18	$0.67
Weighted average shares outstanding - basic	11,488	11,418
Net income per share - diluted	$0.18	$0.67
Weighted average shares outstanding - diluted	11,488	11,418

Dividends declared per share of common stock	$0.02	$0.02

 The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Consolidated Statements of Cash Flows

For the Three Months Ended March 31,

(in thousands)

	2019	2018
	(unaudited)
Cash flows from (used for) operating activities:
Net income	$2,074	$7,629
Adjustments to reconcile net income to net cash from (used for) operating activities -
Depreciation and amortization	4,879	4,357
Loss on disposition of property and equipment	4	7
Stock-based compensation	1,498	1,024
Other long-term assets	(791)	207
Other long-term liabilities	(926)	(151)
	6,738	13,073
Changes in working capital:
Accounts receivable	(28,735)	(42,076)
Inventories	26,448	(43,717)
Prepaid expenses and other	(350)	2,616
Accounts payable	8,895	34,029
Change in outstanding checks	(5,421)	(5,545)
Accrued payroll and other accrued liabilities	(8,740)	(1,835)
	(7,903)	(56,528)
Net cash used for operating activities	(1,165)	(43,455)

Cash flows from (used for) investing activities:
Acquisition	(11,000)	-
Capital expenditures	(2,399)	(7,743)
Proceeds from disposition of property and equipment	5	50
Net cash used for investing activities	(13,394)	(7,693)

Cash flows from (used for) financing activities:
Credit facility revolver borrowings	194,840	129,549
Credit facility revolver repayments	(184,101)	(76,829)
Principal payment under capital lease obligation	(2)	-
Industrial revenue bond repayments	-	(930)
Credit facility fees and expenses	(100)	(19)
Proceeds from exercise of stock options (including tax benefit)	-	-
Repurchase of common stock	(64)	-
Dividends paid	(220)	(220)
Net cash from financing activities	10,353	51,551

Cash and cash equivalents:
Net change	(4,206)	403
Beginning balance	9,319	3,009
Ending balance	$5,113	$3,412

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Supplemental Disclosures of Cash Flow Information

For the Three Months Ended March 31,

(in thousands)

	2019	2018
	(unaudited)

Interest paid	$3,188	$1,841
Income taxes paid	$58	$52

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Consolidated Statements of Shareholders’ Equity

For The Three Months Ended March 31,

(in thousands)

(unaudited)

			Accumulated
			Other
	Common	Treasury	Comprehensive	Retained	Total
	Stock	Stock	Loss	Earnings	Equity
Balance at December 31, 2018	$130,778	$(132)	$-	$176,345	$306,991

Net income	$-	$-	$-	$2,074	$2,074
Payment of dividends	-	-	-	(220)	(220)
Stock-based compensation	1,498	-	-	-	1,498
Changes in fair value of hedges, net of tax	-	-	(1,078)	-	(1,078)
Repurchase of common stock	-	(64)	-	-	(64)
Other	(1)	-	-	-	(1)

Balance at March 31, 2019	$132,275	$(196)	$(1,078)	$178,199	$309,200

			Accumulated
			Other
	Common	Treasury	Comprehensive	Retained	Total
	Stock	Stock	Loss	Earnings	Equity
Balance at December 31, 2017	$129,453	$(337)	$-	$143,467	$272,583

Net income	$-	$-	$-	$7,629	$7,629
Payment of dividends	-	-	-	(220)	(220)
Stock-based compensation	926	98	-	-	1,024
Other	-	-	-	(1)	(1)

Balance at March 31, 2018	$130,379	$(239)	$-	$150,875	$281,015

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Notes to Unaudited Consolidated Financial Statements

March 31, 2019

1.	Basis of Presentation:

The accompanying consolidated financial statements have been prepared from the financial records of Olympic Steel, Inc. and its wholly-owned subsidiaries (collectively, Olympic or the Company), without audit and reflect all normal and recurring adjustments which are, in the opinion of management, necessary to fairly state the results of the interim periods covered by this report. Year-to-date results are not necessarily indicative of 2019 annual results and these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. All intercompany transactions and balances have been eliminated in consolidation.

The Company operates in three reportable segments; carbon flat products, specialty metals flat products, and tubular and pipe products.  The carbon flat products segment and the specialty metals flat products segments are at times consolidated and referred to as the flat products segments.  Certain of the flat products segments’ assets and resources are shared by the carbon and specialty metals segments and both segments’ products are stored in the shared facilities and, in some locations, processed on shared equipment.  Due to the shared assets and resources, certain of the flat products segment expenses are allocated between the carbon flat products segment and the specialty metals flat products segment based upon an established allocation methodology.  The carbon flat products segment sells and distributes large volumes of processed carbon and coated flat-rolled sheet, coil and plate products, and fabricated parts.  Through its acquisition of McCullough Industries (McCullough) on January 2, 2019, the carbon flat products segment expanded its product offerings to include self-dumping metal hoppers.  The specialty metals flat products segment sells and distributes processed aluminum and stainless flat-rolled sheet and coil products, flat bar products and fabricated parts.  Through its acquisition of Berlin Metals, LLC (Berlin Metals) on April 2, 2018, the specialty metals flat products segment expanded its product offerings to include differing types of stainless flat-rolled sheet and coil and prime tin mill products.  The tubular and pipe products segment, which consists of the Chicago Tube and Iron subsidiary (CTI), distributes metal tubing, pipe, bar, valves and fittings and fabricates pressure parts supplied to various industrial markets.

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

Impact of Recently Issued Accounting Pronouncements

In August 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No 2017-12, “Derivatives and Hedging”. This ASU aligns an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. To meet that objective, the ASU expands and refines hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. This ASU also makes certain targeted improvements to simplify the application of hedge accounting guidance and ease the administrative burden of hedge documentation requirements and assessing hedge effectiveness. This ASU is the final version of proposed ASU 2016-310, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities”, which has been deleted. For public business entities, this ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. All transition requirements and elections were applied to hedging relationships existing (that is, hedging relationships in which the hedging instrument has not expired, been sold, terminated, or exercised or the entity has not removed the designation of the hedging relationship) on the date of adoption. The effect of adoption was reflected as of the beginning of 2019. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases,” which specifies the accounting for leases. The objective is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing and uncertainty of cash flows arising from a lease. This ASU introduces the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. The guidance was effective for annual reporting periods beginning after December 15, 2018 and interim periods within those fiscal years. The adoption of the guidance impacted the Company’s Consolidated Balance Sheets by the creation of right to use assets and lease liabilities. The adoption of this ASU did not have a material impact on the Company’s Statement of Comprehensive Income or on the Statement of Cash Flows. See Note 7.

2.	Acquisitions:

On January 2, 2019, the Company acquired substantially all of the net assets of McCullough, based in Kenton, Ohio.  McCullough was founded in 1965 and manufactures and sells branded self-dumping metal hoppers used in a variety of industrial applications.  McCullough’s products are primarily sold through industrial distributors and catalogues.

The acquisition is not considered significant and thus pro forma information has not been provided. The acquisition was accounted for as a business combination and the assets and liabilities were valued at fair market value. The table below summarizes the preliminary purchase price allocation of the fair market values of the assets acquired and liabilities assumed.

As of
Details of Acquisition (in thousands)	January 2, 2019
Assets acquired
Accounts receivable, net	$461
Inventories	586
Property and equipment	4,138
Goodwill	906
Intangible assets	5,599
Total assets acquired	$11,690
Total liabilities assumed	$(690)
Cash paid	$11,000

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

As of the effective date of the acquisition, McCullough’s results are included in the Company’s carbon flat products segment. Upon the acquisition, the Company entered into an amendment to its credit facility to include the eligible assets of McCullough.

3.	Revenue Recognition:

The Company provides metals processing, distribution and delivery of large volumes of processed carbon, coated flat rolled sheet, coil and plate products, aluminum, and stainless flat rolled products, prime tin mill products, flat bar products, metal tubing, pipe, bar, valves, fittings, fabricated parts and self-dumping hoppers. The Company's contracts with customers are comprised of purchase orders with standard terms and conditions. Occasionally the Company may also have longer-term agreements with customers. Substantially all of the contracts with customers require the delivery of metals which represent single performance obligations that are satisfied upon transfer of control of the product to the customer.

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

	Disaggregated Revenue by Products Sold
	For the Three Months Ended March 31, 2019
	Carbon flat products	Specialty metals flat products	Tubular and pipe products	Total
Hot Rolled	35.4%	0.0%	0.0%	35.4%
Plate	13.2%	0.0%	0.0%	13.2%
Cold Rolled	5.5%	0.0%	0.0%	5.5%
Coated	7.0%	0.0%	0.0%	7.0%
Specialty	0.0%	17.8%	0.0%	17.8%
Tube	0.0%	0.0%	17.8%	17.8%
Other	1.3%	2.0%	0.0%	3.3%
Total	62.4%	19.8%	17.8%	100.0%

	Disaggregated Revenue by Products Sold
	For the Three Months Ended March 31, 2018
	Carbon flat products	Specialty metals flat products	Tubular and pipe products	Total
Hot Rolled	36.6%	0.0%	0.0%	36.6%
Plate	12.5%	0.0%	0.0%	12.5%
Cold Rolled	5.2%	0.0%	0.0%	5.2%
Coated	8.2%	0.0%	0.0%	8.2%
Specialty	0.0%	17.4%	0.0%	17.4%
Tube	0.0%	0.0%	18.4%	18.4%
Other	1.7%	0.0%	0.0%	1.7%
Total	64.2%	17.4%	18.4%	100.0%

4.	Accounts Receivable:

Accounts receivable are presented net of allowances for doubtful accounts and unissued credits of $3.4 million and $3.9 million as of March 31, 2019 and December 31, 2018, respectively. The allowance for doubtful accounts is maintained at a level considered appropriate based on historical experience and specific customer collection issues that have been identified. Estimations are based upon a calculated percentage of accounts receivable, which remains fairly level from year to year, and judgments about the probable effects of economic conditions on certain customers, which can fluctuate significantly from year to year. The Company cannot guarantee that the rate of future credit losses will be similar to past experience. The Company considers all available information when assessing the adequacy of its allowance for doubtful accounts and unissued credits each quarter.

5.	Inventories:

Inventories consisted of the following:

	Inventory as of
(in thousands)	March 31, 2019	December 31, 2018
Unprocessed	$286,430	$306,953
Processed and finished	56,446	61,785
Totals	$342,876	$368,738

The Company values certain of its tubular and pipe products inventory at the last-in, first-out (LIFO) method. At March 31, 2019 and December 31, 2018, approximately $51.5 million, or 15.0% of consolidated inventory, and $51.1 million, or 13.9% of consolidated inventory, respectively, was reported under the LIFO method of accounting. The cost of the remainder of the tubular and pipe products inventory is determined using a weighted average rolling first-in, first-out (FIFO) method.

The Company did not record any LIFO expense during the three months ended March 31, 2019, as current projections anticipate no material change to the LIFO reserve by December, 31, 2019.  During the three months ended March 31, 2018, the Company recorded $0.5 million of LIFO expense.

If the FIFO method had been in use, inventories would have been $3.1 million higher than reported at March 31, 2019 and December 31, 2018.

6.	Goodwill and Intangible Assets:

The Company’s intangible assets were recorded in connection with its January 2, 2019 acquisition of McCullough, its April 2, 2018 acquisition of Berlin Metals and its 2011 acquisition of CTI.  The intangible assets were evaluated on the premise of highest and best use to a market participant, primarily utilizing the income approach valuation methodology.  The useful life of the customer relationships was determined to be fifteen years, based primarily on the consistent and predictable revenue source associated with the existing customer base, the present value of which extends through the fifteen year amortization period.  The useful life of the non-compete agreements was determined to be the length of the non-compete agreements which range from one to five years.  The useful life of the trade names was determined to be indefinite primarily due to their history and reputation in the marketplace, the Company’s expectation that the trade names will continue to be used, and the conclusion that there are currently no other factors identified that would limit their useful life.  The Company will continue to evaluate the useful life assigned to our amortizable customer relationships in future periods.

Goodwill, by reportable segment, was as follows as of March 31, 2019 and December 31, 2018, respectively. The goodwill is deductible for tax purposes.

(in thousands)	Carbon Flat Products	Specialty Metals Flat Products	Tubular and Pipe Products	Total

Balance as of December 31, 2018	$-	$2,358	$-	$2,358
Acquisitions	906	-	-	906
Impairments	-	-	-	-
Balance as of March 31, 2019	$906	$2,358	$-	$3,264

Intangible assets consisted of the following as of March 31, 2019 and December 31, 2018, respectively:

	As of March 31, 2019
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net

Customer relationships - subject to amortization	$18,022	$(6,999)	$11,023
Covenant not to compete - subject to amortization	259	(62)	197
Trade name - not subject to amortization	18,972	-	18,972
	$37,253	$(7,061)	$30,192

	As of December 31, 2018
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net

Customer relationships - subject to amortization	$13,972	$(6,698)	$7,274
Covenant not to compete - subject to amortization	157	(42)	115
Trade name - not subject to amortization	17,525	-	17,525
	$31,654	$(6,740)	$24,914

The Company estimates that amortization expense for its intangible assets subject to amortization will be approximately $1.3 million per year for the next two years and $1.2 million per year for the three years thereafter.

7.	Right of use assets:

During the first quarter of 2019, the Company adopted ASU No. 2016-02, Leases. This ASU requires lessees to recognize a right of use (ROU) asset and a lease liability on the balance sheet, with the exception of short-term leases. The Company leases warehouses and office space, industrial equipment, office equipment, vehicles, industrial gas tanks and forklifts from other parties and leases land and warehouse space to third parties. The Company determines if a contract contains a lease when the contract conveys the right to control the use of identified assets for a period in exchange for consideration. Upon identification and commencement of a lease, the Company establishes a ROU asset and a lease liability. Operating leases are included in ROU assets, current portion of lease liabilities, and lease liabilities on our consolidated balance sheets. Finance leases are included in property and equipment, other accrued liabilities, and other long-term liabilities on our consolidated balance sheets.

The Company has remaining lease terms ranging from one year to 20 years, some of these include options to renew the lease for up to five years.  The total lease term is determined by considering the initial term per the lease agreement which is adjusted to include any renewal options that the company is reasonably certain to exercise as well as any period that the Company has control over the space before the stated initial term of the agreement.  If the Company determines a reasonable certainty of exercising termination or early buyout options, then the lease terms are adjusted to account for these facts.

Under the transition method selected by the Company, leases existing at, or entered into after, January 1, 2019 were required to be recognized and measured. Prior period amounts have not been adjusted and continue to be reflected in accordance with the Company’s historical accounting. The adoption of this standard resulted in the recording of ROU assets and operating lease liabilities of approximately $30.1 million as of January 1, 2019, with no related impact on the Company’s Consolidated Statements of Comprehensive Income or Consolidated Statements of Cash Flows. Short-term leases have not been recorded on the balance sheet.

The Company leases one warehouse from a related party. The Company’s Executive Chairman of the Board owns 50% of an entity that owns one of the Cleveland warehouses and leases it to the Company at a fair market value annual rental of $0.2 million. The lease expires on December 31, 2023 with three five-year renewal options.

The Company elected the package of practical expedients permitted under the transition guidance within the new standard which, among other things, allows companies to carry forward their historical lease classification.

The Company has made an accounting policy election to not separate non-lease components from lease components when allocation consideration for the vehicle ROU asset class. This election has been made to significantly reduce the administrative burden which would be imposed on the Company. No accounting policy elections were made for the remaining ROU asset classes.

ROU assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of the leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. Lease expense is recognized on a straight-line basis over the lease term.

The components of lease expense were as follows:

Three Months Ended
March 31,
(in thousands)	2019

Operating lease cost	$1,759

Finance lease cost:
Amortization of right-of-use assets	$5
Interest on lease liabilities	3
Total finance lease cost	$8

Supplemental cash flow information related to leases was as follows:

Three Months Ended
March 31,
(in thousands)	2019

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,806
Operating cash flows from finance leases	3
Financing cash flows from finance leases	2
Total cash paid for amounts included in the measurement of lease liabilities	$1,811

Supplemental balance sheet information related to leases was as follows:

As of March 31,
(in thousands)	2019

Operating Leases
Operating lease right-of-use assets	$30,106
Other current liabilities	5,861
Operating lease liabilities	24,277
Total operating lease liabilities	$30,138

Finance Leases
Property and equipment, at cost	$86
Accumulated depreciation	(19)
Property and equipment, net	$67

Other current liabilities	$19
Other long-term liabilities	51
Total finance lease liabilities	$70

Weighted Average Remaining Lease Term
Operating leases (in years)	7
Finance leases (in years)	4

Weighted Average Discount Rate
Operating leases	3.7%
Finance leases	3.7%

Maturities of lease liabilities were as follows:

	Operating	Finance
(in thousands)	Leases	Leases

Year Ending December 31,
2019	$5,179	$16
2020	6,278	21
2021	5,409	21
2022	4,387	17
2023	3,483	-
Thereafter	9,751	-
Total future minimum lease payments	$34,487	$75
Less remaining imputed interest	(4,349)	(5)
Total	$30,138	$70

8.	Debt:

The Company’s debt is comprised of the following components:

	As of
	March 31,	December 31,
(in thousands)	2019	2018
Asset-based revolving credit facility due December 8, 2022	$313,269	$302,530
Total debt	313,269	302,530
Less current amount	-	-
Total long-term debt	$313,269	$302,530

The Company’s asset-based credit facility (the ABL Credit Facility) is collateralized by the Company’s accounts receivable, inventory and personal property. The ABL Credit Facility consists of (i) a revolving credit facility of $445 million, including a $20 million sub-limit for letters of credit and (ii) a first in, last out revolving credit facility of up to $30 million. Under the terms of the ABL Credit Facility, the Company may request additional commitments in the aggregate principal amount of up to $200 million to the extent that existing or new lenders agree to provide such additional commitments. Revolver borrowings are limited to the lesser of a borrowing base, comprised of eligible receivables and inventories, or $475 million in the aggregate. The ABL Credit Facility matures on December 8, 2022.

The ABL Credit Facility contains customary representations and warranties and certain covenants that limit the ability of the Company to, among other things: (i) incur or guarantee additional indebtedness; (ii) pay distributions on, redeem or repurchase capital stock or redeem or repurchase subordinated debt; (iii) make investments; (iv) sell assets; (v) enter into agreements that restrict distributions or other payments from restricted subsidiaries to the Company; (vi) incur liens securing indebtedness; (vii) consolidate, merge or transfer all or substantially all of the Company’s assets; and (viii) engage in transactions with affiliates. In addition, the ABL Credit Facility contains a financial covenant which requires (i) if any commitments or obligations are outstanding and the Company’s availability is less than the greater of $30 million or 10.0% of the aggregate amount of revolver commitments ($47.5 million at March 31, 2019) or 10.0% of the aggregate borrowing base ($41.5 million at March 31, 2019) then the Company must maintain a ratio of Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA) minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00 for the most recent twelve fiscal month period.

The Company has the option to borrow under its revolver based on the agent’s base rate plus a premium ranging from 0.00% to 0.25% or the London Interbank Offered Rate (LIBOR) plus a premium ranging from 1.25% to 2.75%.

As of March 31, 2019, the Company was in compliance with its covenants and had approximately $127.0 million of availability under the ABL Credit Facility.

As of March 31, 2019, $1.6 million of bank financing fees were included in “Prepaid expenses and other” and “Other long-term assets” on the accompanying Consolidated Balance Sheets. The financing fees are being amortized over the five-year term of the ABL Credit Facility and are included in “Interest and other expense on debt” on the accompanying Consolidated Statements of Comprehensive Income.

On January 10, 2019, the Company entered into a five-year forward starting fixed rate interest rate hedge in order to eliminate the variability of cash interest payments on $75 million of the outstanding LIBOR based borrowings under the ABL Credit Facility.  The interest rate hedge fixed the rate at 2.57%. Although the Company is exposed to credit loss in the event of nonperformance by the other party to the interest rate hedge agreement, the Company anticipates performance by the counterparty.

9.	Derivative Instruments:

Metals swaps and embedded customer derivatives

During 2019 and 2018, the Company entered into nickel swaps indexed to the London Metal Exchange (LME) price of nickel with third-party brokers. The nickel swaps are accounted for as derivatives for accounting purposes. The Company entered into them to mitigate its customers’ risk of volatility in the price of metals. The outstanding nickel swaps mature in 2019. The swaps are settled with the brokers at maturity. The economic benefit or loss arising from the changes in fair value of the swaps is contractually passed through to the customer. The primary risk associated with the metals swaps is the ability of customers or third-party brokers to honor their agreements with the Company related to derivative instruments. If the customer or third-party brokers are unable to honor their agreements, the Company’s risk of loss is the fair value of the metals swaps.

These derivatives have not been designated as hedging instruments. The periodic changes in fair value of the metals and embedded customer derivative instruments are included in “Cost of materials sold” in the Consolidated Statements of Comprehensive Income. The Company recognizes derivative positions with both the customer and the third party for the derivatives and classifies cash settlement amounts associated with them as part of “Cost of materials sold” in the Consolidated Statements of Comprehensive Income. The cumulative change in fair value of the metals swaps that have not yet been settled are included in “Accounts receivable,” and the embedded customer derivatives are included in “Other accrued liabilities” on the Consolidated Balance Sheets at March 31, 2019. The cumulative change in fair value of the metals swaps that had not yet settled as of December 31, 2018 are included in “Other accrued liabilities”, and the embedded customer derivatives are included in “Accounts Receivable, net” on the Consolidated Balance Sheets at December 31, 2018.

Fixed rate interest rate hedge

On January 10, 2019, the Company entered into a five year forward starting fixed rate interest rate hedge in order to eliminate the variability of cash interest payments on $75 million of the outstanding LIBOR based borrowings under the ABL Credit Facility.  The interest rate hedge fixed the rate at 2.57%. The interest rate hedge is included in “Other long-term liabilities” on the Consolidated Balance Sheets as of March 31, 2019.  Although the Company is exposed to credit loss in the event of nonperformance by the other party to the interest rate hedge agreement, the Company anticipates performance by the counterparty.

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

There was no net impact from the nickel swaps or embedded customer derivative agreements to the Company’s Consolidated Statements of Comprehensive Income for the three months ended March 31, 2019 and 2018. The table below shows the total impact to the Company’s Consolidated Statements of Comprehensive Income through net income of the derivatives for the three months ended March 31, 2019 and 2018.

	Net Gain (Loss) Recognized
	For the Three Months Ended March 31,
(in thousands)	2019	2018
Fixed interest rate hedge	$(9)	$-
Interest rate swap (CTI)	-	(5)
Metals swaps	130	106
Embedded customer derivatives	(130)	(106)
Total loss	$(9)	$(5)

10.	Fair Value of Assets and Liabilities:

During the three months ended March 31, 2019, there were no transfers of financial assets between Levels 1, 2 or 3 fair value measurements. There have been no changes in the methodologies used at March 31, 2019 since December 31, 2018.

Following is a description of the valuation methodologies used for assets and liabilities measured at fair value as of March 31, 2019 and December 31, 2018:

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

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company:

	Value of Items Recorded at Fair Value
	As of March 31, 2019
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Metal swaps	$-	$55	$-	$55
Total assets at fair value	$-	$55	$-	$55

Liabilities:
Embedded customer derivative	$-	$55	$-	$55
Fixed interest rate hedge		1,457		1,457
Total liabilities recorded at fair value	$-	$1,512	$-	$1,512

	Value of Items Not Recorded at Fair Value
	As of March 31, 2019
(in thousands)	Level 1	Level 2	Level 3	Total
Liabilities:
Revolver	-	313,269	-	313,269
Total liabilities not recorded at fair value	$-	$313,269	$-	$313,269

The value of the items not recorded at fair value represent the carrying value of the liabilities.

	Value of Items Recorded at Fair Value
	As of December 31, 2018
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Embedded customer derivatives	$-	$21	$-	$21
Total assets at fair value	$-	$21	$-	$21

Liabilities:
Metals swaps	$-	$21	$-	$21
Total liabilities recorded at fair value	$-	$21	$-	$21

	Value of Items Not Recorded at Fair Value
	As of December 31, 2018
(in thousands)	Level 1	Level 2	Level 3	Total
Liabilities:
Revolver	$-	$302,530	$-	$302,530
Total liabilities not recorded at fair value	$-	$302,530	$-	$302,530

The value of the items not recorded at fair value represent the carrying value of the liabilities.

The fair value of the revolver is determined using Level 2 inputs. The Level 2 fair value of the Company's long-term debt was estimated using prevailing market interest rates on debt with similar credit worthiness, terms and maturities.

11.	Accumulated Other Comprehensive Loss:

On January 10, 2019, the Company entered into a five-year forward starting fixed rate interest rate hedge in order to eliminate the variability of cash interest payments on $75 million of the outstanding LIBOR based borrowings under the ABL Credit Facility. The interest rate hedge fixed the rate at 2.57%. The fair value of the interest rate hedge of $1,457, net of tax of $379 is included in “Accumulated other comprehensive loss” on the Consolidated Balance Sheets at March 31, 2019.

12.	Equity Plans:

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

On an annual basis the compensation committee of the Company’s Board of Directors awards restricted stock units (RSUs), to each non-employee director as part of their annual compensation. The annual awards for 2019 and 2018 per director were $80,000. Subject to the terms of the Plan and the RSU agreement, the RSUs vest after one year of service (from the date of grant). The RSUs are not converted into shares of common stock until the director either resigns or is terminated from the board of directors.

Under the Senior Management Stock Incentive Program (the Plan), each eligible participant is awarded RSUs with a dollar value equal to 10% of the participant’s base salary, up to an annual maximum of $17,500. The RSUs have a five-year vesting period and the RSUs will convert into the right to receive shares of common stock upon a participant’s retirement, or earlier upon the participant’s death or disability or upon a change in control of the Company.

Under the Plan, the Company awards RSUs to newly-appointed executive officers, based upon a percentage of their base salary. Upon Mr. Marabito’s promotion to Chief Executive Officer and Mr. Manson’s promotion to Chief Financial Officer on January 1, 2019, each received 51,506 RSUs and 14,891 RSUs, respectively. The RSUs will vest five years from the grant date, or earlier upon death or disability or upon a change in control of the Company.

Stock-based compensation expense recognized on RSUs for the three months ended March 31, 2019 and 2018, respectively, is summarized in the following table:

	For the Three Months Ended
	March 31,
(in thousands, except per share data)	2019	2018
RSU expense before taxes	$275	$138
RSU expense after taxes	$200	$102

All pre-tax charges related to RSUs were included in the caption “Administrative and general” on the accompanying Consolidated Statements of Comprehensive Income.

The following table summarizes the activity related to RSUs for the three months ended March 31, 2019:

	Number of	Weighted Average
	Shares	Granted Price
Outstanding at December 31, 2018	527,546	$20.65
Granted	156,562	17.40
Converted into shares	-	-
Forfeited	-	-
Outstanding at March 31, 2019	684,108	$19.91
Vested at March 31, 2019	515,778	$20.41

Of the RSUs granted in 2019 and 2018, 65,229 and 38,052, respectively, were used to fund supplemental executive retirement plan (SERP) contributions.

13.	Income Taxes:

For the three months ended March 31, 2019, the Company recorded an income tax provision of $0.8 million, or 27.1%, compared to an income tax provision of $2.7 million, or 26.0%, for the three months ended March 31, 2018.

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

14.	Shares Outstanding and Earnings Per Share:

Earnings per share have been calculated based on the weighted average number of shares outstanding as set forth below:

	For the Three Months Ended
	March 31,
(in thousands, except per share data)	2019	2018
Weighted average basic shares outstanding	11,488	11,418
Assumed exercise of stock options and issuance of stock awards	-	-
Weighted average diluted shares outstanding	11,488	11,418
Net income	$2,074	$7,629
Basic earnings per share	$0.18	$0.67
Diluted earnings per share	$0.18	$0.67
Unvested RSUs	168	65

15.	Stock Repurchase Program:

On October 2, 2015, the Company announced that its Board of Directors authorized a stock repurchase program of up to 550,000 shares of the Company’s issued and outstanding common stock, which could include open market repurchases, negotiated block transactions, accelerated stock repurchases or open market solicitations for shares, all or some of which may be effected through Rule 10b5-1 plans. Any of the repurchased shares are held in the Company’s treasury, or canceled and retired as the Board may determine from time to time. Any repurchases of common stock are subject to the covenants contained in the ABL Credit Facility. Under the ABL Credit Facility, the Company may repurchase common stock and pay dividends up to $5.0 million in the aggregate during any trailing twelve months without restrictions. Purchases of common stock or dividend payments in excess of $5.0 million in the aggregate require the Company to (i) maintain availability in excess of 20.0% of the aggregate revolver commitments ($95.0 million at March 31, 2019) or (ii) to maintain availability equal to or greater than 15.0% of the aggregate revolver commitments ($71.3 million at March 31, 2019) and the Company must maintain a pro-forma ratio of EBITDA minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00.

During the three months ended March 31, 2019, the Company repurchased 3,800 shares, for an aggregate cost of $64 thousand. There were no shares repurchased during the three months ended March 31, 2018.

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

The following table provides financial information by segment and reconciles the Company’s operating income by segment to the consolidated income before income taxes for the three months ended March 31, 2019 and 2018.

	For the Three Months Ended
	March 31,
(in thousands)	2019	2018
Net sales
Carbon flat products	$278,536	$240,894
Specialty metals flat products	88,097	65,529
Tubular and pipe products	79,286	69,175
Total net sales	$445,919	$375,598

Depreciation and amortization
Carbon flat products	$2,814	$2,560
Specialty metals flat products	526	204
Tubular and pipe products	1,368	1,456
Corporate	42	26
Total depreciation and amortization	$4,750	$4,246

Operating income (loss)
Carbon flat products	$1,226	$8,106
Specialty metals flat products	2,244	3,011
Tubular and pipe products	5,615	4,267
Corporate expenses	(3,011)	(3,039)
Total operating income	$6,074	$12,345
Other income (loss), net	14	(46)
Income before interest and income taxes	6,088	12,299
Interest and other expense on debt	3,242	1,986
Income before income taxes	$2,846	$10,313

	For the Three Months Ended
	March 31,
(in thousands)	2019	2018
Capital expenditures
Flat products segments	$1,598	$4,944
Tubular and pipe products	801	2,710
Corporate	-	89
Total capital expenditures	$2,399	$7,743

	As of
	March 31,	December 31,
(in thouands)	2019	2018
Assets
Flat products segments	$584,006	$560,116
Tubular and pipe products	213,931	200,016
Corporate	1,425	608
Total assets	$799,362	$760,740

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and accompanying notes contained herein and our consolidated financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2018. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed under Item 1A (Risk Factors) in our Annual Report on Form 10-K for the year ended December 31, 2018. The following section is qualified in its entirety by the more detailed information, including our financial statements and the notes thereto, which appear elsewhere in this Quarterly Report on Form 10-Q.

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
●

the levels of imported steel in the United States and the tariffs initiated by the U.S. government in 2018 under Section 232 of the Trade Expansion Act of 1962 and newly imposed tariffs and duties on exported steel or other products, U.S. trade policy and its impact on the U.S. manufacturing industry;

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

Overview

We are a leading metals service center that operates in three reportable segments; carbon flat products, specialty metals flat products, and tubular and pipe products.  We provide metals processing and distribution services for a wide range of customers. Our carbon flat products segment’s focus is on the direct sale and distribution of large volumes of processed carbon and coated flat-rolled sheet, coil and plate products and fabricated parts. Through the acquisition of McCullough Industries, or McCullough, on January 2, 2019, the carbon flat products segment expanded its product offerings to include self-dumping metal hoppers.  Our specialty metals flat products segment’s focus is on the direct sale and distribution of processed aluminum and stainless flat-rolled sheet and coil products, flat bar products and fabricated parts. Through the acquisition of Berlin Metals, LLC, or Berlin Metals, on April 2, 2018, our specialty metals flat products segment expanded its product offerings to include differing types of stainless flat-rolled sheet and coil and prime tin mill products. In addition, we distribute metal tubing, pipe, bar, valves and fittings and fabricate pressure parts supplied to various industrial markets through our tubular and pipe products segment. Products that require more value-added processing generally have a higher gross profit. Accordingly, our overall gross profit is affected by, among other things, product mix, the amount of processing performed, the demand for and availability of metals, and volatility in selling prices and material purchase costs. We also perform toll processing of customer-owned metals. We sell certain products internationally, primarily in Canada and Mexico. International sales are immaterial to our consolidated financial results and to the individual segments’ results.

Our results of operations are affected by numerous external factors including, but not limited to: general and global business, economic, financial, banking and political conditions; fluctuations in the value of the U.S. dollar to foreign currencies, competition; metals pricing, demand and availability; transportation and energy costs; pricing and availability of raw materials used in the production of metals; global supply, the level of metals imported into the United States, tariffs, and inventory held in the supply chain; the availability, and increased costs of labor; customers’ ability to manage their credit line availability; and layoffs or work stoppages by our own, our suppliers’ or our customers’ personnel. The metals industry also continues to be affected by the global consolidation of our suppliers, competitors and end-use customers.

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

At March 31, 2019, we employed approximately 1,870 people. Approximately 310 of the hourly plant personnel at the facilities listed below are represented by nine separate collective bargaining units. The table below shows the expiration dates of the collective bargaining agreements.

Facility	Expiration date
Hammond, Indiana	November 30, 2019
Locust, North Carolina	March 4, 2020
Romeoville, Illinois	May 31, 2020
Minneapolis (coil), Minnesota	September 30, 2020
Indianapolis, Indiana	January 29, 2021
St. Paul, Minnesota	May 25, 2021
Milan, Illinois	August 12, 2021
Minneapolis (plate), Minnesota	March 31, 2022
Detroit, Michigan	August 31, 2022

We have never experienced a work stoppage and we believe that our relationship with employees is good. However, any prolonged work stoppages by our personnel represented by collective bargaining units could have a material adverse impact on our business, financial condition, results of operations and cash flows.

Reportable Segments

We operate in three reportable segments; carbon flat products, specialty metals flat products and tubular and pipe products. The carbon flat products segment and the specialty metals flat products segment are at times consolidated and referred to as the flat products segment. Some of the flat products segments’ assets and resources are shared by the carbon and specialty metals segments and both segments’ products are stored in the shared facilities and, in some locations, processed on shared equipment. As such, total assets and capital expenditures are reported in the aggregate for the flat products segments. Due to the shared assets and resources, certain of the flat products segment expenses are allocated between the carbon flat products segment and the specialty metals flat products segment based upon an established allocation methodology.

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

Results of Operations

Our results of operations are impacted by the market price of metals.  Through 2017 and the first seven months of 2018, metals prices increased significantly and changes to our net sales, cost of materials sold, gross profit, cost of inventory and profitability, were all impacted by industry metals pricing. The price increases resulted in metals pricing reaching its highest point in 10 years in July 2018. The increases were driven by both the tariffs initiated by the U.S. government in 2018 under Section 232 of the Trade Expansion Act of 1962 (section 232 tariffs) and strong customer demand.  Since the third quarter of 2018, market prices for metals have declined from the prior months, but overall market prices for metal in the first quarter of 2019 were still higher than in the first quarter of 2018.

Transactional or “spot” selling prices generally move in tandem with market price changes, while fixed selling prices typically lag and reset quarterly.  Similarly, inventory costs (and, therefore, cost of materials sold) tend to move slower than market selling price changes due to mill lead times and inventory turnover impacting the rate of change in average cost.  When average selling prices increase, and net sales increase, gross profit and operating expenses as a percentage of net sales will generally decrease.  Our net sales were positively impacted by the price increases in the first quarter of 2019 compared to the first quarter of 2018.  However, decreased demand, in particular for carbon flat products and higher inventory costs pressured our gross margin.  We expect the margin pressures and decreased customer demand compared to 2018 to continue into the second quarter of 2019.

Consolidated Operations

The following table presents consolidated operating results for the periods indicated (dollars are shown in thousands):

	For the Three Months Ended March 31,
	2019		2018
	$	% of net sales	$	% of net sales
Net sales	$445,919	100.0	$375,598	100.0
Cost of materials sold (a)	366,382	82.2	294,777	78.5
Gross profit (b)	79,537	17.8	80,821	21.5
Operating expenses (c)	73,463	16.5	68,476	18.2
Operating income	6,074	1.3	12,345	3.3
Other loss, net	14	-	(46)	-
Interest and other expense on debt	3,242	0.7	1,986	0.5
Income before income taxes	2,846	0.6	10,313	2.7
Income tax provision	772	0.1	2,684	0.7
Net income	$2,074	0.5	$7,629	2.0

(a)	Includes $500 of LIFO expense in 2018.
(b)	Gross profit is calculated as net sales less the cost of materials sold.
(c)	Operating expenses are calculated as total costs and expenses from the Statement of Comprehensive Income less the cost of materials sold.

Net sales increased 18.7% to $445.9 million in the first quarter of 2019 from $375.6 million in the first quarter of 2018. Carbon flat products net sales were 62.4% of total net sales in the first quarter of 2019 compared to 64.2% of total net sales in the first quarter of 2018. Specialty metals products net sales were 19.8% of total net sales in the first quarter of 2019 compared to 17.4% of total net sales in the first quarter of 2018. Tubular and pipe products net sales were 17.8% of total net sales in the first quarter of 2019 compared to 18.4% of total net sales in the first quarter of 2018. The increase in net sales was due to a 22.8% increase in average selling prices during the first quarter of 2019 compared to the first quarter of 2018, offset by a 3.3% decrease in volume. We expect shipping levels to increase minimally and metals prices to decrease in the second quarter of 2019.

Cost of materials sold increased 24.3% to $366.4 million in the first quarter of 2019 from $294.8 million in the first quarter of 2018. The increase in cost of materials sold in the first quarter of 2019 is related to the increased metals pricing discussed above.

As a percentage of net sales, gross profit (as defined in footnote (b) in the table above) decreased to 17.8% in the first quarter of 2019 from 21.5% in the first quarter of 2018. The decrease in the gross profit as a percentage of net sales is due to the impact of higher average selling prices, as the average gross profit per ton increased in the first quarter of 2019 compared to the first quarter of 2018.

Operating expenses in the first quarter of 2019 increased $5.0 million, or 7.2%, to $73.5 million from $68.5 million in the first quarter of 2018. As a percentage of net sales, operating expenses decreased to 16.5% for the first quarter of 2019 from 18.2% in the comparable 2018 period. Operating expenses in the carbon flat products segment increased $1.0 million, operating expenses in the specialty metals products segment increased $3.2 million, operating expenses in the tubular and pipe products segment increased $0.8 million and Corporate expenses were flat compared to prior year’s first quarter. The increase in operating expenses for the carbon and specialty flat products segments is primarily attributable to the acquisition of McCullough on January 2, 2019 and the acquisition of Berlin Metals on April 2, 2018, respectively, and increased depreciation expense related to 2018 capital expenditures.

Interest and other expense on debt totaled $3.2 million, or 0.7% of net sales, for the first quarter of 2019 compared to $2.0 million, or 0.5% of net sales, for the first quarter of 2018. The increase was due to increased borrowings to fund working capital needs, the two acquisitions noted above, and increased interest rates. Our effective borrowing rate, exclusive of deferred financing fees and commitment fees, was 4.0% for the first three months of 2019 compared to 3.4% for the first three months of 2018 due to the increase in LIBOR rates since the first quarter of 2018.

For the first quarter of 2019, income before income taxes totaled $2.8 million compared to $10.3 million in the first quarter of 2018.

An income tax provision of 27.1% was recorded for the first quarter of 2019, compared to an income tax provision of 26.0% for the first quarter of 2018. Our tax provision or benefit for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items that are considered in the relevant period. Each quarter, we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment. We expect our operational effective tax rate to approximate 26% to 28% on an annual basis in 2019.

Net income for the first quarter of 2019 totaled $2.1 million or $0.18 per basic and diluted share, compared to $7.6 million or $0.67 per basic and diluted share for the first quarter of 2018.

Segment Operations

Carbon flat products

The following table presents selected operating results for our carbon flat products segment for the periods indicated (dollars are shown in thousands, except for per ton information):

	For the Three Months Ended March 31,
	2019		2018
	$	% of net sales	$	% of net sales
Direct tons sold	257,814		274,509
Toll tons sold	15,357		23,095
Total tons sold	273,171		297,604

Net sales	$278,536	100.0	$240,894	100.0
Average selling price per ton	1,020		809
Cost of materials sold	233,316	83.8	189,775	78.8
Gross profit (a)	45,220	16.2	51,119	21.2
Operating expenses (b)	43,994	15.8	43,013	17.9
Operating income	$1,226	0.4	$8,106	3.3

(a)	Gross profit is calculated as net sales less the cost of materials sold.
(b)	Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Tons sold by our carbon flat products segment decreased 8.2% to 273 thousand in the first quarter of 2019 from 298 thousand in the first quarter of 2018. The decrease in tons sold is due to decreased customer demand experienced in the metals industry. We expect sales volumes in the second quarter of 2019 to increase sequentially from the first quarter of 2019, but to remain below 2018 levels.

Net sales in our carbon flat products segment increased $37.6 million, or 15.6%, to $278.5 million in the first quarter of 2019 from $240.9 million in the first quarter of 2018. The increase in sales was attributable to a 26.0% increase in average selling prices in the first quarter of 2019 compared to the first quarter of 2018, offset by a decrease in tons sold by 8.2%. Average selling prices in the first quarter of 2019 increased to $1,020 per ton, compared with $809 per ton in the first quarter of 2018 and decreased from $1,043 per ton in the fourth quarter of 2018. The increase in the average selling price is a result of the market pricing dynamics discussed in the overview of Results of Operations above.

Cost of materials sold increased $43.5 million, or 22.9%, to $233.3 million in the first quarter of 2019 from $189.8 million in the first quarter of 2018. The average cost of materials sold per ton increased by 33.9% in the first quarter of 2019 compared to the same period in 2018. The increase was due to the increased market price for metals discussed above and the impact of selling higher costed inventory during the first quarter of 2019 compared to the first quarter of 2018.

As a percentage of net sales, gross profit (as defined in footnote (a) in the table above) decreased to 16.2% in the first quarter of 2019 compared to 21.2% in the first quarter of 2018. The decrease in gross profit percentage in 2019 was primarily due to the impact of higher average selling prices, and the impact of selling higher costed inventory in the first quarter of 2019 compared to the first quarter of 2018. Gross profit per ton decreased by 3.6% or $6 per ton in the first quarter of 2019 compared to the first quarter of 2018.

Operating expenses in the first quarter of 2019 increased $1.0 million, or 2.3%, to $44.0 million from $43.0 million in the first quarter of 2018. Operating expenses increased as a result of the acquisition of McCullough on January 2, 2019. As a percentage of net sales, operating expenses decreased to 15.8% for the first quarter of 2019 compared to 17.9% for first quarter of 2018.

Operating income for the first quarter of 2019 totaled $1.2 million, or 0.4% of net sales, compared to $8.1 million, or 3.3% of net sales, for the first quarter of 2018.

Specialty metals flat products

The following table presents selected operating results for our specialty metals flat products segment for the periods indicated (dollars are shown in thousands, except for per ton information):

	For the Three Months Ended March 31,
	2019		2018
	$	% of net sales	$	% of net sales
Direct tons sold	32,190		24,848
Toll tons sold	3,594		15
Total tons sold	35,784		24,863

Net sales	$88,097	100.0	$65,529	100.0
Average selling price per ton	2,462		2,636
Cost of materials sold	76,245	86.5	56,131	85.7
Gross profit (a)	11,852	13.5	9,398	14.3
Operating expenses (b)	9,608	11.0	6,387	9.7
Operating income	$2,244	2.5	$3,011	4.6

(a)	Gross profit is calculated as net sales less the cost of materials sold.
(b)	Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Tons sold by our specialty metals flat products segment increased 43.9% to 36 thousand in the first quarter of 2019 from 25 thousand in the first quarter of 2018. The increase in tons sold was due to increased demand from customers and the acquisition of Berlin Metals on April 2, 2018.

Net sales in our specialty metals flat products segment increased $22.6 million, or 34.4%, to $88.1 million in the first quarter of 2019 from $65.5 million in the first quarter of 2018. The increase in sales was due to a 43.9% increase in volume offset by a 6.6% decrease in the average selling price during the first quarter of 2019 compared to the first quarter of 2018. Average selling prices in the first quarter of 2019 were $2,462 per ton, compared with $2,636 per ton in the first quarter of 2018, and $2,505 per ton in the fourth quarter of 2018. The decrease in the year over year average selling price per ton is a result of some of the products sold by Berlin Metals which have a lower average selling price.

Cost of materials sold increased $20.1 million, or 35.8%, to $76.2 million in the first quarter of 2019 from $56.1 million in the first quarter of 2018. The increase was due to a 43.9% increase in sales volume offset by a 5.6% decrease in the average cost of materials sold during the first quarter of 2019 compared to the first quarter of 2018.

As a percentage of net sales, gross profit (as defined in footnote (a) in the table above) decreased to 13.5% in the first quarter of 2019 from 14.3% in the first quarter of 2018. The gross profit per ton decreased 12.4% to $331 per ton in the first quarter of 2019 from $378 per ton in the first quarter of 2018. The decrease in the gross profit percentage and the gross profit per ton is a result of the acquisition of Berlin Metals, as the mix of the products sold have lower gross margin percentages and gross margins per ton compared to our traditional specialty metals business.

Operating expenses in the first quarter of 2019 increased $3.2 million, or 50.4%, to $9.6 million from $6.4 million in the first quarter of 2018. The most significant operating expense increase in the first quarter of 2019 was related to the acquisition of Berlin Metals on April 2, 2018 which accounted for 79.0% of the operating expense increase. Variable operating expenses, such as warehouse and processing increased as a result of higher sales volumes. As a percentage of net sales, operating expenses increased to 11.0% for the first quarter of 2019 compared to 9.7% for the first quarter of 2018.

Operating income for the first quarter of 2019 totaled $2.2 million, or 2.5% of net sales, compared to $3.0 million, or 4.6% of net sales, for the first quarter of 2018.

Tubular and pipe products

The following table presents selected operating results for our tubular and pipe products segment for the periods indicated (dollars are shown in thousands):

	For the Three Months Ended March 31,
	2019		2018
	$	% of net sales	$	% of net sales
Net sales	$79,286	100.0	$69,175	100.0
Cost of materials sold (a)	56,821	71.7	48,871	70.6
Gross profit (b)	22,465	28.3	20,304	29.4
Operating expenses (c)	16,850	21.2	16,037	23.2
Operating income	$5,615	7.1	$4,267	6.2

(a)	Includes $500 of LIFO expense for 2018.
(b)	Gross profit is calculated as net sales less the cost of materials sold.
(c)	Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Net sales increased $10.1 million, or 14.6%, to $79.3 million in the first quarter of 2019 from $69.2 million in the first quarter of 2018. The increase is a result of an 8.1% increase in shipping volume and a 6.0% increase in average selling prices during the first quarter of 2019 compared to the first quarter of 2018.

Cost of materials sold increased $8.0 million, or 16.3%, to $56.8 million in the first quarter of 2019 from $48.9 million in the first quarter of 2018.  The increase in cost of materials sold is primarily a result of the 8.1% increase in sales volume and the 7.5% increase in the average cost of materials sold in the first quarter of 2019 compared to the first quarter of 2018.   There was no LIFO impact recorded during the first quarter of 2019.  During the first quarter of 2018, $0.5 million of LIFO expense was recorded.

As a percentage of net sales, gross profit (as defined in footnote (b) in the table above) decreased to 28.3% in the first quarter of 2019 compared to 29.4% in the first quarter of 2018. As a percentage of net sales, the LIFO expense recorded in the first quarter of 2018 decreased gross profit by 0.7%.

Operating expenses in the first quarter of 2019 increased $0.9 million, or 5.0%, to $16.9 million from $16.0 million in the first quarter of 2018. Operating expenses increased in the first quarter of 2019 as a result of higher shipping volume and less labor and overhead capitalization into inventory. Operating expenses decreased to 21.2% of net sales in the first quarter of 2019 compared to 23.2% in the first quarter of 2018.

Operating income for the first quarter 2019 totaled $5.6 million, or 7.1% of net sales, compared to $4.3 million, or.6.2% of net sales, for the first quarter of 2018.

Corporate expenses

Corporate expenses were $3.0 million in both the first quarter of 2019 and in the first quarter of 2018.

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

Operating Activities

For the three months ended March 31, 2019, we used $1.2 million of net cash for operations, net of assets acquired as part of the McCullough acquisition on January 2, 2019, of which $6.7 million was generated from operating activities and $7.9 million was used for working capital. For the three months ended March 31, 2018, we used $43.5 million of net cash for operations, of which $13.1 million was generated from operating activities and $56.5 million was used for working capital.

Net cash from operations totaled $6.7 million during the first quarter of 2019 and mainly consisted of net income of $2.1 million, depreciation and amortization of $4.9 million and stock-based compensation of $1.5 million, offset by changes in other long-term assets and other long-term liabilities of $1.7 million. Net cash from operations totaled $13.1 million during the first quarter of 2018 and mainly consisted of net income of $7.6 million, depreciation and amortization of $4.4 million and stock-based compensation of $1.0 million.

Working capital at March 31, 2019 totaled $432.6 million, a $1.7 million decrease from December 31, 2018.  The decrease was primarily attributable to a $26.4 million decrease in inventories (resulting from decreased inventory purchases and lower average inventory costs in the first quarter of 2019 compared to the fourth quarter of 2018) and a $3.5 million increase in accounts payable and outstanding checks, offset by a $28.7 million increase in accounts receivable (resulting from higher sales normally experienced in the first quarter compared to the lower sales in the fourth quarter) and an $8.7 million decrease in accrued payroll and other accrued liabilities.

Investing Activities

Net cash used for investing activities was $13.4 million during the three months ended March 31, 2019, compared to $7.7 million during the three months ended March 31, 2018.  $11.0 million was related to the acquisition of McCullough Industries and the $2.4 million of capital expenditures were primarily attributable to the completion of a building expansion and additional processing equipment at our existing facilities.  During 2019, we expect our capital spending to be less than our annual depreciation expense.

Financing Activities

During the first three months of 2019, $10.4 million of cash was generated from financing activities, which primarily consisted of $10.7 million of net borrowings under our ABL Credit Facility (as defined below) offset by $0.2 million of dividends paid. During the second quarter of 2019, we expect our net borrowings under our ABL Credit Facility to decrease due to the decreasing industry metals prices and reduced inventory levels.

Dividends paid were $0.2 million for both the three months ended March 31, 2019 and March 31, 2018. In May 2019, our Board of Directors approved a regular quarterly dividend of $0.02 per share, which will be paid on June 17, 2019 to shareholders of record as of June 3, 2019. Regular dividend distributions in the future are subject to the availability of cash, the $5.0 million annual limitation on cash dividends and common stock repurchases under our ABL Credit Facility and continuing determination by our Board of Directors that the payment of dividends remains in the best interest of our shareholders.

Stock Repurchase Program

In 2015, our Board of Directors authorized a stock repurchase program of up to 550,000 shares of our issued and outstanding common stock, which could include open market repurchases, negotiated block transactions, accelerated stock repurchases or open market solicitations for shares, all or some of which may be effected through Rule 10b5-1 plans. Repurchased shares will be held in our treasury, or canceled and retired as our Board may determine from time to time. Any repurchases of common stock are subject to the covenants contained in the ABL Credit Facility. Under the ABL Credit Facility, we may repurchase common stock and pay dividends up to $5.0 million in the aggregate during any trailing twelve months without restrictions. Purchases in excess of $5.0 million require us to (i) maintain availability in excess of 20% of the aggregate revolver commitments ($95.0 million at March 31, 2019) or (ii) to maintain availability equal to or greater than 15% of the aggregate revolver commitments ($71.3 million at March 31, 2019) and we must maintain a pro-forma ratio of EBITDA, minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00. The timing and amount of any repurchases under the stock repurchase program will depend upon several factors, including market and business conditions, and limitations under the ABL Credit Facility, and repurchases may be discontinued at any time.

During the three months ended March 31, 2019, we repurchased 3,800 shares, for an aggregate cost of $64 thousand. There were no shares repurchased during the three months ended March 31, 2018.

Debt Arrangements

Our asset-based credit facility, or ABL Credit Facility, is collateralized by our accounts receivable inventory and personal property. The ABL Credit Facility consists of (i) a revolving credit facility of $445 million, including a $20 million sub-limit for letters of credit and (ii) a first in, last out revolving credit facility of up to $30 million. Under the terms of the ABL Credit Facility, we may request additional commitments in the aggregate principal amount of up to $200 million to the extent that existing or new lenders agree to provide such additional commitments. Revolver borrowings are limited to the lesser of a borrowing base, comprised of eligible receivables and inventories, or $475 million in the aggregate. The ABL Credit Facility matures on December 8, 2022.

The ABL Credit Facility contains customary representations and warranties and certain covenants that limit our ability to, among other things: (i) incur or guarantee additional indebtedness; (ii) pay distributions on, redeem or repurchase capital stock or redeem or repurchase subordinated debt; (iii) make investments; (iv) sell assets; (v) enter into agreements that restrict distributions or other payments from restricted subsidiaries to us; (vi) incur liens securing indebtedness; (vii) consolidate, merge or transfer all or substantially all of our assets; and (viii) engage in transactions with affiliates. In addition, the ABL Credit Facility contains a financial covenant which requires (i) if any commitments or obligations are outstanding our availability is less than the greater of $30 million or 10.0% of the aggregate amount of revolver commitments ($47.5 million at March 31, 2019) or 10.0% of the aggregate borrowing base ($41.5 million at March 31, 2019) then we must maintain a ratio of Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA) minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00 for the most recent twelve fiscal month period.

We have the option to borrow under its revolver based on the agent’s base rate plus a premium ranging from 0.00% to 0.25% or the London Interbank Offered Rate (LIBOR) plus a premium ranging from 1.25% to 2.75%.

As of March 31, 2019, we were in compliance with our covenants and had approximately $127.0 million of availability under the ABL Credit Facility.

As of March 31, 2019, $1.6 million of bank financing fees were included in “Prepaid expenses and other” and “Other long-term assets” on the accompanying Consolidated Balance Sheets. The financing fees are being amortized over the five-year term of the ABL Credit Facility and are included in “Interest and other expense on debt” on the accompanying Consolidated Statements of Comprehensive Income.

On January 10, 2019, we entered into a five-year forward starting fixed rate interest rate hedge in order to eliminate the variability of cash interest payments on $75 million of the outstanding LIBOR based borrowings under the ABL Credit Facility. The interest rate hedge fixed the rate at 2.57%.

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

We review our financial reporting and disclosure practices and accounting practices quarterly to ensure they provide accurate and transparent information relative to the current economic and business environment. For further information regarding the accounting policies that we believe to be critical accounting policies that affect our more significant judgments and estimates used in preparing our consolidated financial statements, see Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Approximately 48% and 50% of our consolidated net sales during the first three months of 2019 and 2018, respectively, were directly related to industrial machinery and equipment manufacturers and their fabricators.

Inflation generally affects us by increasing the cost of employee wages and benefits, transportation services, processing equipment, energy and borrowings under our credit facility. General inflation, excluding increases in the price of metals and increased distribution expense, has not had a material effect on our financial results during the past two years.

We are exposed to the impact of fluctuating metals prices and interest rate changes. During 2019 and 2018, we entered into metals swaps at the request of customers. These derivatives have not been designated as hedging instruments. For certain customers, we enter into contractual relationships that entitle us to pass-through the economic effect of trading positions that we take with other third parties on our customers’ behalf.

Our primary interest rate risk exposure results from variable rate debt. We have the option to enter into 30- to 180-day fixed base rate LIBOR loans under the ABL Credit Facility. On January 10, 2019, we entered into a five-year interest rate swap that locked the interest rate at 2.57% on $75 million of our revolving debt.

Item 4. Controls and Procedures

The evaluation required by Rule 13a-15(e) of the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q has been carried out under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. These disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in reports that are filed with or submitted to the SEC is: (i) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2019, our disclosure controls and procedures were effective.

Beginning January 1, 2019, the Company implemented ASC 842, “Leases” ("Topic 842"). For its adoption, the Company implemented changes to its lease and financial reporting process and control activities within them, such as development of new entity-wide policies, ongoing lease reviews and manual changes to accommodate presentation and disclosure requirements.

Except for Topic 842, there were no changes in our internal control over financial reporting that occurred during the first quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Items 1, 1A, 3, 4 and 5 of this Part II are either inapplicable or are answered in the negative and are omitted pursuant to the instructions to Part II.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

This table provides information with respect to purchases by the Company of shares of its Common Stock during the quarter ended March 31, 2019:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (a)
01/01/19 thru 01/31/19	-	$-	-	484,717
02/01/19 thru 02/28/19	-	-	-	484,717
03/01/19 thru 03/31/19	3,800	16.86	3,800	480,917
Total	3,800	$16.86	3,800

(a)	On October 2, 2015, the Company announced that its Board of Directors authorized a stock repurchase program of up to 550,000 shares of the Company’s issued and outstanding common stock, which could include open market repurchases, negotiated block transactions, accelerated stock repurchases or open market solicitations for shares, all or some of which may be effected through Rule 10b5-1 plans.

Item 6.  Exhibits

Exhibit	Description of Document	Reference
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLYMPIC STEEL, INC.
(Registrant)

Date: May 2, 2019	By:	/s/ Richard T. Marabito
Richard T. Marabito
Chief Executive Officer

	By:	/s/ Richard A. Manson
Richard A. Manson
Chief Financial Officer
(Principal Financial and Accounting Officer)