Form 10-Q
period 2019-06-30
OLYMPIC STEEL INC
filed 2019-08-01
CIK 917470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

( X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined Rule 12b-2 of the Exchange Act). Yes (   ) No (X)

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 1, 2019
Common stock, without par value	10,899,065

Olympic Steel, Inc.

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Olympic Steel, Inc.

Consolidated Balance Sheets

(in thousands)

	As of
	June 30, 2019	December 31, 2018
	(unaudited)
Assets
Cash and cash equivalents	$6,373	$9,319
Accounts receivable, net	185,048	175,252
Inventories, net (includes LIFO reserve of $2,821 as of June 30, 2019 and $3,071 as of December 31, 2018)	288,183	368,738
Prepaid expenses and other	9,973	9,460
Total current assets	489,577	562,769
Property and equipment, at cost	410,995	403,785
Accumulated depreciation	(251,784)	(244,176)
Net property and equipment	159,211	159,609
Goodwill	3,256	2,358
Intangible assets, net	29,873	24,914
Other long-term assets	13,416	11,090
Right of use assets, net	29,072	-
Total assets	$724,405	$760,740

Liabilities
Accounts payable	$70,457	$95,367
Accrued payroll	11,375	19,665
Other accrued liabilities	15,496	13,395
Current portion of lease liabilities	5,793	-
Total current liabilities	103,121	128,427
Credit facility revolver	264,649	302,530
Other long-term liabilities	11,775	9,327
Deferred income taxes	13,055	13,465
Lease liabilities	23,342	-
Total liabilities	415,942	453,749
Shareholders' Equity
Preferred stock	-	-
Common stock	132,420	130,778
Treasury stock	(1,653)	(132)
Accumulated other comprehensive loss	(2,365)	-
Retained earnings	180,061	176,345
Total shareholders' equity	308,463	306,991
Total liabilities and shareholders' equity	$724,405	$760,740

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Consolidated Statements of Comprehensive Income

(in thousands, except per share data)

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018

Net sales	$429,151	$452,917	$875,070	$828,515
Costs and expenses
Cost of materials sold (excludes items shown separately below)	351,494	356,061	717,876	650,838
Warehouse and processing	25,123	23,813	50,734	47,249
Administrative and general	19,396	21,523	39,525	40,396
Distribution	12,495	13,386	25,330	25,525
Selling	7,420	7,107	14,760	14,335
Occupancy	2,466	2,297	5,264	4,852
Depreciation	4,488	4,164	8,919	8,187
Amortization	329	247	648	469
Total costs and expenses	423,211	428,598	863,056	791,851
Operating income	5,940	24,319	12,014	36,664
Other loss, net	(59)	(93)	(45)	(139)
Income before interest and income taxes	5,881	24,226	11,969	36,525
Interest and other expense on debt	3,174	2,670	6,416	4,656
Income before income taxes	2,707	21,556	5,553	31,869
Income tax provision	626	5,708	1,398	8,392
Net income	$2,081	$15,848	$4,155	$23,477
Loss on cash flow hedge	(1,739)	-	(3,196)	-
Tax effect on cash flow hedge	452	-	831	-
Total comprehensive income	$794	$15,848	$1,790	$23,477

Earnings per share:
Net income per share - basic	$0.18	$1.39	$0.36	$2.06
Weighted average shares outstanding - basic	11,415	11,435	11,482	11,419
Net income per share - diluted	$0.18	$1.39	$0.36	$2.06
Weighted average shares outstanding - diluted	11,415	11,435	11,482	11,419

Dividends declared per share of common stock	$0.02	$0.02	$0.04	$0.04

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Consolidated Statements of Cash Flows

For the Six Months Ended June 30,

(in thousands)

(unaudited)

	2019	2018

Cash flows from (used for) operating activities:
Net income	$4,155	$23,477
Adjustments to reconcile net income to net cash from (used for) operating activities -
Depreciation and amortization	9,826	8,885
(Gain) loss on disposition of property and equipment	(195)	5
Stock-based compensation	1,642	1,168
Other long-term assets	(2,544)	(68)
Other long-term liabilities	(261)	2,195
	12,623	35,662
Changes in working capital:
Accounts receivable	(9,335)	(65,899)
Inventories	81,141	(73,519)
Prepaid expenses and other	(462)	3,391
Accounts payable	(24,510)	41,184
Change in outstanding checks	(1,083)	(5,318)
Accrued payroll and other accrued liabilities	(6,187)	2,616
	39,564	(97,545)
Net cash from (used for) operating activities	52,187	(61,883)

Cash flows from (used for) investing activities:
Acquisition	(11,000)	(21,907)
Capital expenditures	(4,421)	(13,775)
Proceeds from disposition of property and equipment	234	60
Net cash used for investing activities	(15,187)	(35,622)

Cash flows from (used for) financing activities:
Credit facility revolver borrowings	324,744	285,167
Credit facility revolver repayments	(362,625)	(183,728)
Principal payment under capital lease obligation	(5)	(2)
Industrial revenue bond repayments	-	(930)
Credit facility fees and expenses	(100)	(70)
Repurchase of common stock	(1,521)	-
Dividends paid	(439)	(440)
Net cash from (used for) financing activities	(39,946)	99,997

Cash and cash equivalents:
Net change	(2,946)	2,492
Beginning balance	9,319	3,009
Ending balance	$6,373	$5,501

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Supplemental Disclosures of Cash Flow Information

For the Six Months Ended June 30,

(in thousands)

(unaudited)

	2019	2018

Interest paid	$6,348	$4,306
Income taxes paid	$248	$2,055

The accompanying notes are an integral part of these consolidated statements. Olympic Steel, Inc.

Consolidated Statements of Shareholders’ Equity

 (in thousands)

(unaudited)

	For the Three Months Ended June 30, 2019
			Accumulated
			Other
	Common	Treasury	Comprehensive	Retained	Total
	Stock	Stock	Loss	Earnings	Equity
Balance at March 31, 2019	$132,275	$(196)	$(1,078)	$178,199	$309,200

Net income	-	-	-	2,081	2,081
Payment of dividends	-	-	-	(219)	(219)
Stock-based compensation	145	-	-	-	145
Changes in fair value of hedges, net of tax	-	-	(1,287)	-	(1,287)
Repurchase of common stock	-	(1,457)	-	-	(1,457)
Balance at June 30, 2019	$132,420	$(1,653)	$(2,365)	$180,061	$308,463

	For the Six Months Ended June 30, 2019
			Accumulated
			Other
	Common	Treasury	Comprehensive	Retained	Total
	Stock	Stock	Loss	Earnings	Equity
Balance at December 31, 2018	$130,778	$(132)	$-	$176,345	$306,991

Net income	-	-	-	4,155	4,155
Payment of dividends	-	-	-	(439)	(439)
Stock-based compensation	1,642	-	-	-	1,642
Changes in fair value of hedges, net of tax	-	-	(2,365)	-	(2,365)
Repurchase of common stock	-	(1,521)	-	-	(1,521)
Balance at June 30, 2019	$132,420	$(1,653)	$(2,365)	$180,061	$308,463

	For the Three Months Ended June 30, 2018
	Common	Treasury	Retained	Total
	Stock	Stock	Earnings	Equity

Balance at March 31, 2018	$130,379	$(239)	$150,875	$281,015

Net income	-	-	15,848	15,848
Payment of dividends	-	-	(220)	(220)
Stock-based compensation	38	106	-	144
Other	-	1	-	1
Balance at June 30, 2018	$130,417	$(132)	$166,503	$296,788

	For the Six Months Ended June 30, 2018
	Common	Treasury	Retained	Total
	Stock	Stock	Earnings	Equity
Balance at December 31, 2017	$129,453	$(337)	$143,467	$272,583

Net income	-	-	23,477	23,477
Payment of dividends	-	-	(440)	(440)
Stock-based compensation	964	204	-	1,168
Other	-	1	(1)	-
Balance at June 30, 2018	$130,417	$(132)	$166,503	$296,788

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Notes to Unaudited Consolidated Financial Statements

June 30, 2019

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

As of
Details of Acquisition (in thousands)	January 2, 2019
Assets acquired
Accounts receivable, net	$461
Inventories	586
Property and equipment	4,138
Goodwill	898
Intangible assets	5,599
Total assets acquired	$11,682
Total liabilities assumed	$(682)
Cash paid	$11,000

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

	Disaggregated Revenue by Products Sold
	For the Three Months Ended June 30, 2019
	Carbon flat products	Specialty metals flat products	Tubular and pipe products	Total
Hot Rolled	32.4%	-	-	32.4%
Plate	12.6%	-	-	12.6%
Cold Rolled	5.5%	-	-	5.5%
Coated	8.0%	-	-	8.0%
Specialty	-	20.3%	-	20.3%
Tube	-	-	18.0%	18.0%
Other	1.1%	2.1%	-	3.2%
Total	59.6%	22.4%	18.0%	100.0%

	Disaggregated Revenue by Products Sold
	For the Six Months Ended June 30, 2019
	Carbon flat products	Specialty metals flat products	Tubular and pipe products	Total
Hot Rolled	33.9%	-	-	33.9%
Plate	12.9%	-	-	12.9%
Cold Rolled	5.5%	-	-	5.5%
Coated	7.5%	-	-	7.5%
Specialty	-	19.0%	-	19.0%
Tube	-	-	17.9%	17.9%
Other	1.3%	2.0%	-	3.3%
Total	61.1%	21.0%	17.9%	100.0%

	Disaggregated Revenue by Products Sold
	For the Three Months Ended June 30, 2018
	Carbon flat products	Specialty metals flat products	Tubular and pipe products	Total
Hot Rolled	35.0%	-	-	35.0%
Plate	12.3%	-	-	12.3%
Cold Rolled	5.7%	-	-	5.7%
Coated	7.5%	-	-	7.5%
Specialty	-	19.5%	-	19.5%
Pipe & Tube	-	-	16.8%	16.8%
Other	1.2%	2.0%	-	3.2%
Total	61.7%	21.5%	16.8%	100.0%

	Disaggregated Revenue by Products Sold
	For the Six Months Ended June 30, 2018
	Carbon flat products	Specialty metals flat products	Tubular and pipe products	Total
Hot Rolled	35.8%	-	-	35.8%
Plate	12.4%	-	-	12.4%
Cold Rolled	5.4%	-	-	5.4%
Coated	7.8%	-	-	7.8%
Specialty	-	18.6%	-	18.6%
Pipe & Tube	-	-	17.6%	17.6%
Other	1.3%	1.1%	-	2.4%
Total	62.7%	19.7%	17.6%	100.0%

4.	Accounts Receivable:

Accounts receivable are presented net of allowances for doubtful accounts and unissued credits of $3.9 million as of both June 30, 2019 and December 31, 2018. The allowance for doubtful accounts is maintained at a level considered appropriate based on historical experience and specific customer collection issues that have been identified. Estimations are based upon a calculated percentage of accounts receivable, which remains fairly level from year to year, and judgments about the probable effects of economic conditions on certain customers, which can fluctuate significantly from year to year. The Company cannot guarantee that the rate of future credit losses will be similar to past experience. The Company considers all available information when assessing the adequacy of its allowance for doubtful accounts and unissued credits each quarter.

5.	Inventories:

Inventories consisted of the following:

	Inventory as of
(in thousands)	June 30, 2019	December 31, 2018
Unprocessed	$237,765	$306,953
Processed and finished	50,418	61,785
Totals	$288,183	$368,738

The Company values certain of its tubular and pipe products inventory at the last-in, first-out (LIFO) method. At June 30, 2019 and December 31, 2018, approximately $47.9 million, or 16.6% of consolidated inventory, and $51.1 million, or 13.9% of consolidated inventory, respectively, was reported under the LIFO method of accounting. The cost of the remainder of the tubular and pipe products inventory is determined using a weighted average rolling first-in, first-out (FIFO) method.

The Company recorded $0.3 million of LIFO income during the three and six months ended June 30, 2019, as current projections anticipate a decrease in the LIFO reserve by December 31, 2019. During the three and six months ended June 30, 2018, the Company recorded $0.5 million and $1.5 million of LIFO expense, respectively.

If the FIFO method had been in use, inventories would have been $2.8 million higher than reported at June 30, 2019 and $3.1 million higher than reported at December 31, 2018.

6.	Goodwill and Intangible Assets:

The Company’s intangible assets were recorded in connection with its January 2, 2019 acquisition of McCullough, its April 2, 2018 acquisition of Berlin Metals and its 2011 acquisition of CTI. The intangible assets were evaluated on the premise of highest and best use to a market participant, primarily utilizing the income approach valuation methodology. The useful life of the customer relationships was determined to be fifteen years, based primarily on the consistent and predictable revenue source associated with the existing customer base, the present value of which extends through the fifteen year amortization period. The useful life of the non-compete agreements was determined to be the length of the non-compete agreements which range from one to five years. The useful life of the trade names was determined to be indefinite primarily due to their history and reputation in the marketplace, the Company’s expectation that the trade names will continue to be used, and the conclusion that there are currently no other factors identified that would limit their useful life. The Company will continue to evaluate the useful life assigned to its amortizable customer relationships in future periods.

Goodwill, by reportable segment, was as follows as of June 30, 2019 and December 31, 2018, respectively. The goodwill is deductible for tax purposes.

(in thousands)	Carbon Flat Products	Specialty Metals Flat Products	Tubular and Pipe Products	Total

Balance as of December 31, 2018	$-	$2,358	$-	$2,358
Acquisitions	898	-	-	898
Impairments	-	-	-	-
Balance as of June 30, 2019	$898	$2,358	$-	$3,256

Intangible assets consisted of the following as of June 30, 2019 and December 31, 2018, respectively:

	As of June 30, 2019
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net

Customer relationships - subject to amortization	$18,022	$(7,299)	$10,723
Covenant not to compete - subject to amortization	259	(81)	178
Trade name - not subject to amortization	18,972	-	18,972
	$37,253	$(7,380)	$29,873

	As of December 31, 2018
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net

Customer relationships - subject to amortization	$13,972	$(6,698)	$7,274
Covenant not to compete - subject to amortization	157	(42)	115
Trade name - not subject to amortization	17,525	-	17,525
	$31,654	$(6,740)	$24,914

The Company estimates that amortization expense for its intangible assets subject to amortization will be approximately $1.3 million per year for the next two years and $1.2 million per year for the three years thereafter.

7.	Right of use assets:

During the first quarter of 2019, the Company adopted ASU No. 2016-02, Leases. This ASU requires lessees to recognize a right of use (ROU) asset and a lease liability on the balance sheet, with the exception of short-term leases. The Company leases warehouses and office space, industrial equipment, office equipment, vehicles, industrial gas tanks and forklifts from other parties and leases land and warehouse space to third parties. The Company determines if a contract contains a lease when the contract conveys the right to control the use of identified assets for a period in exchange for consideration. Upon identification and commencement of a lease, the Company establishes a ROU asset and a lease liability. Operating leases are included in ROU assets, current portion of lease liabilities, and lease liabilities on the accompanying Consolidated Balance Sheets. Finance leases are included in property and equipment, other accrued liabilities, and other long-term liabilities on the accompanying Consolidated Balance Sheets.

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

The Company has made an accounting policy election to not separate non-lease components from lease components for the vehicle ROU asset class. This election has been made to significantly reduce the administrative burden which would be imposed on the Company. No accounting policy elections were made for the remaining ROU asset classes.

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

The components of lease expense were as follows:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
(in thousands)	2019	2019

Operating lease cost	$1,767	$3,526

Finance lease cost:
Amortization of right-of-use assets	$13	$18
Interest on lease liabilities	6	9
Total finance lease cost	$19	$27

Supplemental cash flow information related to leases was as follows:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
(in thousands)	2019	2019

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,738	$3,544
Operating cash flows from finance leases	6	9
Financing cash flows from finance leases	10	12
Total cash paid for amounts included in the measurement of lease liabilities	$1,754	$3,565

Supplemental balance sheet information related to leases was as follows:

As of June 30,
(in thousands)	2019

Operating Leases
Operating lease right-of-use assets	$31,664
Operating lease accumulated amortization	(2,908)
Operating lease right-of-use asset, net	$28,756

Operating lease current liabilities	$5,738
Operating lease liabilities	23,079
Total operating lease liabilities	$28,817

Finance Leases
Finance right-of-use assets	$412
Finance lease accumulated amortization	(33)
Finance lease right-of-use asset, net	$379

Finance lease current liabilities	$72
Finance lease liabilities	325
Total finance lease liabilities	$397

Weighted Average Remaining Lease Term
Operating leases (in years)	7
Finance leases (in years)	6

Weighted Average Discount Rate
Operating leases	3.72%
Finance leases	4.17%

Maturities of lease liabilities were as follows:

	Operating	Finance
(in thousands)	Leases	Leases

Year Ending December 31,
2019	$3,425	$45
2020	6,322	86
2021	5,451	84
2022	4,424	75
2023	3,516	40
Thereafter	9,776	115
Total future minimum lease payments	$32,914	$445
Less remaining imputed interest	(4,097)	(48)
Total	$28,817	$397

8.	Debt:

The Company’s debt is comprised of the following components:

	As of
	June 30,	December 31,
(in thousands)	2019	2018
Asset-based revolving credit facility due December 8, 2022	$264,649	$302,530
Total debt	264,649	302,530
Less current amount	-	-
Total long-term debt	$264,649	$302,530

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

The ABL Credit Facility contains customary representations and warranties and certain covenants that limit the ability of the Company to, among other things: (i) incur or guarantee additional indebtedness; (ii) pay distributions on, redeem or repurchase capital stock or redeem or repurchase subordinated debt; (iii) make investments; (iv) sell assets; (v) enter into agreements that restrict distributions or other payments from restricted subsidiaries to the Company; (vi) incur liens securing indebtedness; (vii) consolidate, merge or transfer all or substantially all of the Company’s assets; and (viii) engage in transactions with affiliates. In addition, the ABL Credit Facility contains a financial covenant which requires (i) if any commitments or obligations are outstanding and the Company’s availability is less than the greater of $30 million or 10.0% of the aggregate amount of revolver commitments ($47.5 million at June 30, 2019) or 10.0% of the aggregate borrowing base ($40.1 million at June 30, 2019) then the Company must maintain a ratio of Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA) minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00 for the most recent twelve fiscal month period.

The Company has the option to borrow under its revolver based on the agent’s base rate plus a premium ranging from 0.00% to 0.25% or the London Interbank Offered Rate (LIBOR) plus a premium ranging from 1.25% to 2.75%.

As of June 30, 2019, the Company was in compliance with its covenants and had approximately $133.0 million of availability under the ABL Credit Facility.

As of June 30, 2019, $1.5 million of bank financing fees were included in “Prepaid expenses and other” and “Other long-term assets” on the accompanying Consolidated Balance Sheets. The financing fees are being amortized over the five-year term of the ABL Credit Facility and are included in “Interest and other expense on debt” on the accompanying Consolidated Statements of Comprehensive Income.

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

These derivatives have not been designated as hedging instruments. The periodic changes in fair value of the metals and embedded customer derivative instruments are included in “Cost of materials sold” in the Consolidated Statements of Comprehensive Income. The Company recognizes derivative positions with both the customer and the third party for the derivatives and classifies cash settlement amounts associated with them as part of “Cost of materials sold” in the Consolidated Statements of Comprehensive Income. The cumulative change in fair value of the metals swaps that have not yet been settled are included in “Accounts receivable,” and the embedded customer derivatives are included in “Other accrued liabilities” on the Consolidated Balance Sheets at June 30, 2019. The cumulative change in fair value of the metals swaps that had not yet settled as of December 31, 2018 are included in “Other accrued liabilities”, and the embedded customer derivatives are included in “Accounts Receivable, net” on the Consolidated Balance Sheets at December 31, 2018.

Fixed rate interest rate hedge

On January 10, 2019, the Company entered into a five year forward starting fixed rate interest rate hedge in order to eliminate the variability of cash interest payments on $75 million of the outstanding LIBOR based borrowings under the ABL Credit Facility. The interest rate hedge fixed the rate at 2.57%. The interest rate hedge is included in “Other long-term liabilities” on the Consolidated Balance Sheets as of June 30, 2019. Although the Company is exposed to credit loss in the event of nonperformance by the other party to the interest rate hedge agreement, the Company anticipates performance by the counterparty.

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

There was no net impact from the nickel swaps or embedded customer derivative agreements to the Company’s Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2019 and 2018. The table below shows the total impact to the Company’s Consolidated Statements of Comprehensive Income through net income of the derivatives for the three and six months ended June 30, 2019 and 2018.

	Net Gain (Loss) Recognized
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Fixed interest rate hedge	$(22)	$-	$(31)	$-
Interest rate swap (CTI)	-	-	-	(5)
Metals swaps	3	101	133	207
Embedded customer derivatives	(3)	(101)	(133)	(207)
Total loss	$(22)	$-	$(31)	$(5)

10.	Fair Value of Assets and Liabilities:

During the three and six months ended June 30, 2019, there were no transfers of financial assets between Levels 1, 2 or 3 fair value measurements. There have been no changes in the methodologies used at June 30, 2019 since December 31, 2018.

Following is a description of the valuation methodologies used for assets and liabilities measured at fair value as of June 30, 2019 and December 31, 2018:

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

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company:

	Value of Items Recorded at Fair Value
	As of June 30, 2019
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Metal swaps	$-	$78	$-	$78
Total assets at fair value	$-	$78	$-	$78

Liabilities:
Embedded customer derivative	$-	$78	$-	$78
Fixed interest rate hedge		3,196		3,196
Total liabilities recorded at fair value	$-	$3,274	$-	$3,274

	Value of Items Not Recorded at Fair Value
	As of June 30, 2019
(in thousands)	Level 1	Level 2	Level 3	Total
Liabilities:
Revolver	-	264,649	-	264,649
Total liabilities not recorded at fair value	$-	$264,649	$-	$264,649

The value of the items not recorded at fair value represent the carrying value of the liabilities.

	Value of Items Recorded at Fair Value
	As of December 31, 2018
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Embedded customer derivatives	$-	$21	$-	$21
Total assets at fair value	$-	$21	$-	$21

Liabilities:
Metals swaps	$-	$21	$-	$21
Total liabilities recorded at fair value	$-	$21	$-	$21

	Value of Items Not Recorded at Fair Value
	As of December 31, 2018
(in thousands)	Level 1	Level 2	Level 3	Total
Liabilities:
Revolver	$-	$302,530	$-	$302,530
Total liabilities not recorded at fair value	$-	$302,530	$-	$302,530

The value of the items not recorded at fair value represent the carrying value of the liabilities.

The fair value of the revolver is determined using Level 2 inputs. The Level 2 fair value of the Company's long-term debt was estimated using prevailing market interest rates on debt with similar credit worthiness, terms and maturities.

11.	Accumulated Other Comprehensive Loss:

On January 10, 2019, the Company entered into a five-year forward starting fixed rate interest rate hedge in order to eliminate the variability of cash interest payments on $75 million of the outstanding LIBOR based borrowings under the ABL Credit Facility. The interest rate hedge fixed the rate at 2.57%. The fair value of the interest rate hedge of $3.2 million, net of tax of $0.8 million is included in “Accumulated other comprehensive loss” on the Consolidated Balance Sheets at June 30, 2019.

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

Stock-based compensation expense recognized on RSUs for the three and six months ended June 30, 2019 and 2018, respectively, is summarized in the following table:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2019	2018	2019	2018
RSU expense before taxes	$145	$144	$420	$282
RSU expense after taxes	$114	$106	$314	$208

All pre-tax charges related to RSUs were included in the caption “Administrative and general” on the accompanying Consolidated Statements of Comprehensive Income.

The following table summarizes the activity related to RSUs for the six months ended June 30, 2019:

	Number of	Weighted Average
	Shares	Granted Price
Outstanding at December 31, 2018	527,546	$20.65
Granted	156,562	17.36
Converted into shares	-	-
Forfeited	(1,854)	24.25
Outstanding at June 30, 2019	682,254	$19.89
Vested at June 30, 2019	515,386	$20.40

Of the RSUs granted in 2019 and 2018, 62,229 and 38,052, respectively, were used to fund supplemental executive retirement plan (SERP) contributions.

13.	Income Taxes:

For the three months ended June 30, 2019, the Company recorded an income tax provision of $0.6 million, or 23.1%, compared to an income tax provision of $5.7 million, or 26.5%, for the three months ended June 30, 2018. For the six months ended June 30, 2019, the Company recorded an income tax provision of $1.4 million, or 25.2%, compared to an income tax provision of $8.4 million, or 26.3%, for the six months ended June 30, 2018.

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

14.	Shares Outstanding and Earnings Per Share:

Earnings per share have been calculated based on the weighted average number of shares outstanding as set forth below:

	For the Three Months Ended
	June 30,
(in thousands, except per share data)	2019	2018	2019	2018
Weighted average basic shares outstanding	11,415	11,435	11,482	11,419
Assumed exercise of stock options and issuance of stock awards	-	-	-	-
Weighted average diluted shares outstanding	11,415	11,435	11,482	11,419
Net income	$2,081	$15,848	$4,155	$23,477
Basic earnings per share	$0.18	$1.39	$0.36	$2.06
Diluted earnings per share	$0.18	$1.39	$0.36	$2.06
Unvested RSUs	167	63	167	63

15.	Stock Repurchase Program:

On October 2, 2015, the Company announced that its Board of Directors authorized a stock repurchase program of up to 550,000 shares of the Company’s issued and outstanding common stock, which could include open market repurchases, negotiated block transactions, accelerated stock repurchases or open market solicitations for shares, all or some of which may be effected through Rule 10b5-1 plans. Any of the repurchased shares are held in the Company’s treasury, or canceled and retired as the Board may determine from time to time. Any repurchases of common stock are subject to the covenants contained in the ABL Credit Facility. Under the ABL Credit Facility, the Company may repurchase common stock and pay dividends up to $5.0 million in the aggregate during any trailing twelve months without restrictions. Purchases of common stock or dividend payments in excess of $5.0 million in the aggregate require the Company to (i) maintain availability in excess of 20.0% of the aggregate revolver commitments ($95.0 million at June 30, 2019) or (ii) to maintain availability equal to or greater than 15.0% of the aggregate revolver commitments ($71.3 million at June 30, 2019) and the Company must maintain a pro-forma ratio of EBITDA minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00.

During the three months ended June 30, 2019, the Company repurchased 105,534 shares, for an aggregate cost of $1.5 million. There were no shares repurchased during the three months ended June 30, 2018. During the six months ended June 30, 2019, the Company repurchased 109,334 shares, for an aggregate cost of $1.5 million. There were no shares repurchased during the six months ended June 30, 2018.

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

The Company operates in three reportable segments; carbon flat products, specialty metals flat products, and tubular and pipe products. The carbon flat products segment and the specialty metals flat products segments are at times consolidated and referred to as the flat products segments, as certain of the flat products segments’ assets and resources are shared by the carbon and specialty metals segments and both segments’ products are stored in the shared facilities and, in some locations, processed on shared equipment.

Corporate expenses are reported as a separate line item for segment reporting purposes. Corporate expenses include the unallocated expenses related to managing the entire Company (i.e., all three segments), including compensation for certain personnel, expenses related to being a publicly traded entity such as board of directors’ expenses, audit expenses, and various other professional fees.

The following table provides financial information by segment and reconciles the Company’s operating income by segment to the consolidated income before income taxes for the three and six months ended June 30, 2019 and 2018.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands)	2019	2018	2019	2018
Net sales
Carbon flat products	$255,870	$279,292	$534,406	$520,185
Specialty metals flat products	96,058	97,354	184,155	162,884
Tubular and pipe products	77,223	76,271	156,509	145,446
Total net sales	$429,151	$452,917	$875,070	$828,515

Depreciation and amortization
Carbon flat products	$2,960	$2,580	$5,774	$5,140
Specialty metals flat products	436	337	962	540
Tubular and pipe products	1,379	1,469	2,747	2,925
Corporate	42	25	84	51
Total depreciation and amortization	$4,817	$4,411	$9,567	$8,656

Operating income (loss)
Carbon flat products	$472	$18,304	$1,698	$26,409
Specialty metals flat products	3,968	5,524	6,212	8,537
Tubular and pipe products	4,476	4,550	10,091	8,816
Corporate expenses	(2,976)	(4,059)	(5,987)	(7,098)
Total operating income	$5,940	$24,319	$12,014	$36,664
Other income (loss), net	(59)	(93)	(45)	(139)
Income before interest and income taxes	5,881	24,226	11,969	36,525
Interest and other expense on debt	3,174	2,670	6,416	4,656
Income before income taxes	$2,707	$21,556	$5,553	$31,869

	For the Six Months Ended
	June 30,
(in thousands)	2019	2018
Capital expenditures
Flat products segments	$3,281	$10,309
Tubular and pipe products	1,140	3,093
Corporate	-	373
Total capital expenditures	$4,421	$13,775

	As of
	June 30,	December 31,
(in thouands)	2019	2018
Assets
Flat products segments	$509,068	$560,116
Tubular and pipe products	214,004	200,016
Corporate	1,333	608
Total assets	$724,405	$760,740

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
●

the levels of imported steel in the United States and the tariffs initiated by the U.S. government in 2018 under Section 232 of the Trade Expansion Act of 1962 and imposed tariffs and duties on exported steel or other products, U.S. trade policy and its impact on the U.S. manufacturing industry;

●	cyclicality and volatility within the metals industry;
●	fluctuations in the value of the U.S. dollar and the related impact on foreign steel pricing, U.S. exports, and foreign imports to the United States;
●	the successes of our efforts and initiatives to improve working capital turnover and cash flows, and achieve cost savings;
●	our ability to generate free cash flow through operations and repay debt;
●	the availability, and increased costs, of labor related to tighter employment markets;
●	the availability and rising costs of transportation and logistical services;
●	customer, supplier and competitor consolidation, bankruptcy or insolvency;
●	reduced production schedules, layoffs or work stoppages by our own, our suppliers’ or customers’ personnel;
●	the adequacy of our existing information technology and business system software, including duplication and security processes;
●	the adequacy of our efforts to mitigate cyber security risks and threats;
●	the amounts, successes and our ability to continue our capital investments and strategic growth initiatives, including acquisitions and our business information system implementations;
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

At June 30, 2019, we employed approximately 1,875 people. Approximately 315 of the hourly plant personnel at the facilities listed below are represented by nine separate collective bargaining units. The table below shows the expiration dates of the collective bargaining agreements.

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

Results of Operations

Our results of operations are impacted by the market price of metals. Through 2017 and the first seven months of 2018, metals prices increased significantly and changes to our net sales, cost of materials sold, gross profit, cost of inventory and profitability, were all impacted by industry metals pricing. The price increases resulted in metals pricing reaching its highest point in 10 years in July 2018. The increases were driven by both the tariffs initiated by the U.S. government in 2018 under Section 232 of the Trade Expansion Act of 1962 (section 232 tariffs) and strong customer demand. Since the third quarter of 2018, market prices for metals have declined from the prior months, and overall metals market prices during the first half of 2019 were significantly lower than the first half of 2018. Since the second quarter of 2018, industry metals prices have dropped by 45%.

Transactional or “spot” selling prices generally move in tandem with market price changes, while fixed selling prices typically lag and reset quarterly. Similarly, inventory costs (and, therefore, cost of materials sold) tend to move slower than market selling price changes due to mill lead times and inventory turnover impacting the rate of change in average cost. When average selling prices increase, and net sales increase, gross profit and operating expenses as a percentage of net sales will generally decrease. Consolidated average selling prices were higher in the second quarter and first half of 2019 compared to the same periods in 2018. Consolidated average selling prices were 13.6% higher in the first half of 2019 compared to the first half of 2018. Consolidated average cost of materials sold increased at a higher rate as discussed above and was 18.7% higher in the first half of 2019 compared to the first half of 2018. The increase in cost of materials sold, negatively impacted our gross margins during the second quarter and first half of 2019 compared to the same periods in 2018. In addition, decreased demand, in particular for carbon flat products and higher inventory costs pressured our gross margin. We expect the margin pressures and decreased customer demand compared to 2018 to continue into the third quarter of 2019.

Consolidated Operations

The following table presents consolidated operating results for the periods indicated (dollars are shown in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2019		2018		2019		2018
	$	% of net sales	$	% of net sales	$	% of net sales	$	% of net sales
Net sales	$429,151	100.0	$452,917	100.0	$875,070	100.0	$828,515	100.0
Cost of materials sold (a)	351,494	81.9	356,061	78.6	717,876	82.0	650,838	78.6
Gross profit (b)	77,657	18.1	96,856	21.4	157,194	18.0	177,677	21.4
Operating expenses (c)	71,717	16.7	72,537	16.0	145,180	16.6	141,013	17.0
Operating income	5,940	1.4	24,319	5.4	12,014	1.4	36,664	4.4
Other loss, net	59	0.0	93	0.0	45	0.0	139	0.0
Interest and other expense on debt	3,174	0.8	2,670	0.6	6,416	0.7	4,656	0.6
Income before income taxes	2,707	0.6	21,556	4.8	5,553	0.7	31,869	3.8
Income taxes	626	0.1	5,708	1.3	1,398	0.2	8,392	1.0
Net income	$2,081	0.5	$15,848	3.5	$4,155	0.5	$23,477	2.8

(a)	Includes $250 of LIFO income for the three and six months ended June 30, 2019. Includes $1,500 and $2,000, respecitvely, of LIFO expense for the three and six months ended June 30, 2018.
(b)	Gross profit is calculated as net sales less the cost of materials sold.
(c)	Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Net sales decreased $23.8 million, or 5.2%, to $429.2 million in the second quarter of 2019 from $452.9 million in the second quarter of 2018. The decrease in net sales was due to a 10.5% decrease in sales volume offset by a 5.9% increase in average selling prices during the second quarter of 2019 compared to the second quarter of 2018. Average selling prices decreased sequentially from the first quarter of 2019 by approximately 2.6%. The average selling prices increased in all segments during the second quarter of 2019 compared to the second quarter of 2018 due to the market conditions discussed above. Sales volumes decreased in all segments due to decreased customer demand. Carbon flat products net sales were 59.6% of total net sales in the second quarter of 2019 compared to 61.7% of total net sales in the second quarter of 2018. Specialty metals flat products net sales were 22.4% of total net sales in the second quarter of 2019 compared to 21.5% of total net sales in the second quarter of 2018. Tubular and pipe products net sales were 18.0% of total net sales in the second quarter of 2019 compared to 16.8% of total net sales in the second quarter of 2018.

Net sales increased $46.6 million, or 5.6%, to $875.1 million during the six months ended June 30, 2019 from $828.5 million during the six months ended June 30, 2018. The increase in net sales was due to a 13.6% increase in average selling prices offset by a 7.1% decrease in sales volume during the six months ended June 30, 2019 compared to the six months ended June 30, 2018. Average selling prices increased in the carbon flat products and tubular and pipe products operating segments during the first six months of 2019 compared to the first six months of 2018. Sales volumes increased in the specialty metals flat products segment due to the acquisition of Berlin Metals, and in the tubular and pipe products segment due to increased customer demand. Carbon flat products net sales were 61.1% of total net sales in the first six months of 2019 compared to 62.8% of total net sales in the first six months of 2018. Specialty metals flat products net sales were 21.0% of total net sales in the first six months of 2019 compared to 19.7% of total net sales in the first six months of 2018. Tubular and pipe products net sales were 17.9% of total net sales in the first six months of 2019 compared to 17.6% of total net sales in the first six months of 2018. We expect shipping levels to decrease as the third quarter is traditionally seasonally slower than the second quarter, and metals prices to increase minimally in the third quarter of 2019.

Cost of materials sold decreased $4.6 million, or 1.3%, to $351.5 million in the second quarter of 2019 from $356.1 million in the second quarter of 2018. The decrease in cost of materials sold in the second quarter of 2019 is due to decreased shipping volumes, offset by increased market metals pricing discussed above. Cost of materials sold increased $67.1 million, or 10.3%, to $717.9 million during the six months ended June 30, 2019 from $650.8 million during the six months ended June 30, 2018. The increase in cost of materials sold in the first six months of 2019 is related to increased market metals pricing discussed above offset by decreased sales volume.

As a percentage of net sales, gross profit (as defined in footnote (b) in the table above) decreased to 18.1% in the second quarter of 2019 compared to 21.4% in the second quarter of 2018. As a percentage of net sales, gross profit decreased to 18.0% in the six months ended June 30, 2019 compared to 21.4% in the six months ended June 30, 2018. The decrease in the gross profit as a percentage of net sales is due to the falling metals prices during the first six months of 2019 compared to the higher average cost of inventory in the first half of 2019 compared to the first half of 2018.

Operating expenses in the second quarter of 2019 decreased $0.8 million, or 1.1%, to $71.7 million from $72.5 million in the second quarter of 2018. As a percentage of net sales, operating expenses increased to 16.7% for the second quarter of 2019 from 16.0% in the comparable 2018 period. Operating expenses in the carbon flat products segment decreased $1.2 million, operating expenses in the specialty metals flat products segment increased $0.7 million, operating expenses in the tubular and pipe products segment increased $0.8 million, and Corporate expenses decreased $1.1 million. Operating expenses increased in all categories, except administrative and general (due to decreased performance based incentive compensation), and distribution expense (due to decreased shipments), as reported on the Company’s Consolidated Statements of Comprehensive Income. Operating expenses related to the newly acquired McCullough Industries on January 2, 2019 increased operating expenses by $1.2 million in the carbon flat products segment.

Operating expenses in the first six months of 2019 increased $4.2 million, or 3.0%, to $145.2 million from $141.0 million in the first six months of 2018. As a percentage of net sales, operating expenses decreased to 16.6% in the first six months of 2019 from 17.0% for the first six months of 2018. Operating expenses in the carbon flat products segment decreased $0.2 million, operating expenses in the specialty metals flat products segment increased $4.0 million, operating expenses in the tubular and pipe products segment increased $1.6 million, and Corporate expenses decreased $1.1 million. Operating expenses increased in all categories, except administrative and general (due to decreased performance based incentive compensation), and distribution expense (due to decreased shipments), as reported on the Company’s Consolidated Statements of Comprehensive Income. Operating expenses related to the newly acquired McCullough Industries on January 2, 2019 increased operating expenses by $2.3 million in the carbon flat products segment. Operating expenses for the first half of 2018 only includes three months of operating expenses for Berlin Metals, due to the April 2, 2018 acquisition date.

Interest and other expense on debt totaled $3.2 million, 0.8% of net sales, for the second quarter of 2019 compared to $2.7 million, or 0.6% of net sales, for the second quarter of 2018. Interest and other expense on debt totaled $6.4 million, or 0.7% of net sales, for the first six months of 2019 compared to $4.6 million, or 0.6% of net sales, for the first six months of 2018. Our effective borrowing rate, exclusive of deferred financing fees and commitment fees, was 4.0% for the first six months of 2019 compared to 3.4% for the first six months of 2018 due to the increase in LIBOR rates since the first half of 2018. Total average borrowings increased $45.8 million, or 18.0%, from $254.6 million in the first six months of 2018 to $300.4 million in the first six months of 2019, primarily related to increased working capital needs in 2019.

For the second quarter of 2019, income before income taxes totaled $2.7 million compared to $21.6 million in the second quarter of 2018. For the first half of 2019, income before income taxes totaled $5.6 million compared to $31.8 million in the first half of 2018.

An income tax provision of 23.1% was recorded for the second quarter of 2019, compared to an income tax provision of 26.5% for the second quarter of 2018. The lower rate was attributable to lower operating profits in states with higher tax rates. An income tax provision of 25.2% was recorded for the first six months of 2019, compared to an income tax provision of 26.3% for the first six months of 2018. Our tax provision or benefit for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items that are considered in the relevant period. Each quarter, we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment. We expect our operational effective tax rate to approximate 24% to 27% on an annual basis in 2019.

Net income for the second quarter of 2019 totaled $2.1 million or $0.18 per basic and diluted share, compared to $15.8 million or $1.39 per basic and diluted share for the second quarter of 2018. Net income for the first six months of 2019 totaled $4.2 million or $0.36 per basic and diluted share, compared to $23.5 million or $2.06 per basic and diluted share for the first six months of 2018.

Segment Operations

Carbon flat products

The following table presents selected operating results for our carbon flat products segment for the periods indicated (dollars are shown in thousands, except for per ton information):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2019		2018		2019		2018
	$	% of net sales	$	% of net sales	$	% of net sales	$	% of net sales
Direct tons sold	249,210		283,639		507,024		558,148
Toll tons sold	17,992		20,722		33,349		43,817
Total tons sold	267,202		304,361		540,373		601,965

Net sales	$255,870	100.0	$279,292	100.0	$534,406	100.0	$520,185	100.0
Average selling price per ton	958		918		989		864
Cost of materials sold	212,784	83.2	217,143	77.7	446,100	83.5	406,917	78.2
Gross profit (a)	43,086	16.8	62,149	22.3	88,306	16.5	113,268	21.8
Operating expenses (b)	42,614	16.6	43,845	15.7	86,608	16.2	86,859	16.7
Operating income	$472	0.2	$18,304	6.6	$1,698	0.3	$26,409	5.1

(a)	Gross profit is calculated as net sales less the cost of materials sold.
(b)	Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Tons sold by our carbon flat products segment decreased 37 thousand tons, or 12.2%, to 267 thousand in the second quarter of 2019 from 304 thousand in the second quarter of 2018. Tons sold by our carbon flat products segment decreased 62 thousand tons, or 10.2% to 540 thousand in the first half of 2019 from 602 thousand in the first half of 2018. The decrease in tons sold is due to decreased customer demand for carbon flat products experienced in the metals industry. We expect sales volumes in the third quarter of 2019 to lag third quarter 2018 levels.

Net sales in our carbon flat products segment decreased $23.4 million, or 8.4%, to $255.9 million in the second quarter of 2019 from $279.3 million in the second quarter of 2018. The decrease in sales was due to a 12.2% decrease in sales volume, offset by a 4.4% increase in average selling prices during the second quarter of 2019 compared to the second quarter of 2018. Average selling prices in the second quarter of 2019 were $958 per ton, compared with $918 per ton in the second quarter of 2018, and $1,020 per ton in the first quarter of 2019.

Net sales in our carbon flat products segment increased $14.2 million, or 2.7%, to $534.4 million in the first half of 2019 from $520.2 million in the first half of 2018. The increase in sales was due to a 14.5% increase in average selling prices offset by a 10.2% decrease in sales volume. Average selling prices in the first half of 2019 were $989 per ton, compared with $864 per ton in the first half of 2018. The increase in the average selling price is a result of the market pricing dynamics discussed in the overview of Results of Operations above.

Cost of materials sold decreased $4.4 million, or 2.0%, to $212.8 million in the second quarter of 2019 from $217.1 million in the second quarter of 2018. Cost of materials sold increased $39.2 million, or 9.6%, to $446.1 million in the first half of 2019 from $406.9 million in the first half of 2018. The increase was due to the increased market price for metals discussed above and the impact of selling higher costed inventory during the 2019 period compared to the comparable 2018 period.

As a percentage of net sales, gross profit (as defined in footnote (a) in the table above) decreased to 16.8% in the second quarter of 2019 compared to 22.3% in the second quarter of 2018. Gross profit decreased $43 per ton to $161 per ton in the second quarter of 2019 from $204 per ton in the second quarter of 2018 and $166 per ton in the first quarter of 2019.

As a percentage of net sales, gross profit decreased to 16.5% in the six months ended June 30, 2019 compared to 21.8% in the six months ended June 30, 2018. Gross profit decreased $25 per ton to $163 per ton in the six months ended June 30, 2019 from $188 per ton in the six months ended June 30, 2018. The decrease in gross profit percentage in 2019 was primarily due to the impact of higher average selling prices, and the impact of selling higher costed inventory in the first half and second quarter of 2019 compared to the first half and second quarter of 2018.

Operating expenses in the second quarter of 2019 decreased $1.2 million, or 2.8%, to $42.6 million from $43.8 million in the second quarter of 2018. As a percentage of net sales, operating expenses increased to 16.6% for the second quarter of 2019 from 15.7% in the comparable 2018 period. Operating expenses in the first half of 2019 decreased $0.3 million, or 0.3%, to $86.6 million from $86.9 million in the first half of 2018. As a percentage of net sales, operating expenses decreased to 16.2% for the first half of 2019 from 16.7% in the comparable 2018 period. Distribution and payroll expenses decreased as a result of decreased sales and production volumes at our facilities and decreased variable performance based incentive compensation. The operating expense decreases were offset by the operating expense increases related to the acquisition of McCullough on January 2, 2019.

Operating income for the second quarter of 2019 totaled $0.5 million, or 0.2% of net sales, compared to $18.3 million, or 6.6% of net sales for the second quarter of 2018. Operating income for the six months ended June 30, 2019 totaled $1.7 million, or 0.3% of net sales, compared to $26.4 million, or 5.1% of net sales for the six months ended June 30, 2018.

Specialty metals flat products

The following table presents selected operating results for our specialty metals flat products segment for the periods indicated (dollars are shown in thousands, except for per ton information):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2019		2018		2019		2018
	$	% of net sales	$	% of net sales	$	% of net sales	$	% of net sales
Direct tons sold	34,271		37,555		66,461		62,403
Toll tons sold	3,121		1,251		6,715		1,266
Total tons sold	37,392		38,806		73,176		63,669

Net sales	$96,058	100.0	$97,354	100.0	$184,155	100.0	$162,884	100.0
Average selling price per ton	2,569		2,509		2,517		2,558
Cost of materials sold	82,195	85.6	82,667	84.9	158,440	86.0	138,799	85.2
Gross profit (a)	13,863	14.4	14,687	15.1	25,715	14.0	24,085	14.8
Operating expenses (b)	9,895	10.3	9,163	9.4	19,503	10.6	15,548	9.6
Operating income	$3,968	4.1	$5,524	5.7	$6,212	3.4	$8,537	5.2

(a)	Gross profit is calculated as net sales less the cost of materials sold.
(b)	Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Tons sold by our specialty metals flat products segment decreased 2 thousand tons, or 3.6%, to 37 thousand in the second quarter of 2019 from 39 thousand in the second quarter of 2018. Tons sold by our specialty metals flat products segment increased 9 thousand tons, or 14.9%, to 73 thousand in the six months ended June 30, 2019 from 64 thousand in the six months ended June 30, 2018. The increase in tons sold in the first half of 2019 is due to the acquisition of Berlin Metals on April 2, 2018.

Net sales in our specialty metals flat products segment decreased $1.3 million, or 1.3%, to $96.1 million in the second quarter of 2019 from $97.4 million in the second quarter of 2018. The decrease in sales was due to the 3.6% volume decrease offset by a 2.4% increase in the average selling prices during the second quarter of 2019 compared to the second quarter of 2018. Average selling prices in the second quarter of 2019 were $2,569 per ton compared to $2,509 per ton in the second quarter of 2018 and $2,462 per ton in the first quarter of 2019.

Net sales in our specialty metals flat products segment increased $21.3 million, or 13.1%, to $184.2 million in the first half of 2019 from $162.9 million in the first half of 2018. The increase in sales was due to the 14.9% increase in sales volume offset by a 1.6% decrease in the average selling prices during the first half of 2019 compared to the first half of 2018. Average selling prices in the first half of 2019 were $2,517 per ton, compared with $2,558 per ton in the first half of 2018. The decrease in the year over year average selling price per ton is a result of the mix of the products sold by Berlin Metals which have a lower average selling price.

Cost of materials sold decreased $0.5 million, or 0.6%, to $82.2 million in the second quarter of 2019 from $82.7 million in the second quarter of 2018. Cost of materials sold increased $19.6 million, or 14.2%, to $158.4 million in the first half of 2019 from $138.8 million in the first half of 2018. The increase in cost of materials sold during the six months ended June 30, 2019 compared to the six months ended June 30, 2019 was related to the acquisition of Berlin Metals on April 2, 2018.

As a percentage of net sales, gross profit (as defined in footnote (a) in the table above) decreased to 14.4% in the second quarter of 2019 from 15.1% in the second quarter of 2018. The decrease in the gross profit percentage was a result of the impact of selling higher costed inventory in the second quarter of 2019 compared to the second quarter of 2018. As a percentage of net sales, gross profit decreased to 14.0% in the first half of 2019 from 14.8% in the first half of 2018. The decrease in the gross profit percentage was a result of the acquisition of Berlin Metals, as the mix of the products sold have lower gross margin percentages compared to our traditional specialty metals business.

Operating expenses in the second quarter of 2019 increased $0.7 million, or 8.0%, to $9.9 million from $9.2 million in the second quarter of 2018. As a percentage of net sales, operating expenses increased to 10.3% of net sales in the second quarter of 2019 from 9.4% in the second quarter of 2018. Operating expenses in the first half of 2019 increased $4.0 million, or 25.4%, to $19.5 million from $15.5 million in the first half of 2018. As a percentage of net sales, operating expenses increased to 10.6% of net sales for the half of 2019 compared to 9.6% for the first half of 2018. The most significant operating expense increase in the first half of 2019 was related to the acquisition of Berlin Metals on April 2, 2018.

Operating income for the second quarter of 2019 totaled $4.0 million, or 4.1% of net sales, compared to $5.5 million, or 5.7% of net sales, for the second quarter of 2018. Operating income for the six months ended June 30, 2019 totaled $6.2 million, or 3.4% of net sales, compared to operating income of $8.5 million, or 5.2% of net sales, for the six months ended June 30, 2018.

Tubular and pipe products

The following table presents selected operating results for our tubular and pipe products segment for the periods indicated (dollars are shown in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2019		2018		2019		2018
	$	% of net sales	$	% of net sales	$	% of net sales	$	% of net sales
Net sales	$77,223	100.0	$76,271	100.0	$156,509	100.0	$145,446	100.0
Cost of materials sold (a)	56,515	73.2	56,251	73.8	113,336	72.4	105,122	72.3
Gross profit (b)	20,708	26.8	20,020	26.2	43,173	27.6	40,324	27.7
Operating expenses (c)	16,232	21.0	15,470	20.2	33,082	21.1	31,508	21.6
Operating income	$4,476	5.8	$4,550	6.0	$10,091	6.5	$8,816	6.1

(a)	Includes $250 of LIFO income for the three and six months ended June 30, 2019, Includes $1,500 and $2,000 of LIFO expense for the three and six months ended June 30, 2018, respectively.
(b)	Gross profit is calculated as net sales less the cost of materials sold.
(c)	Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Net sales increased $0.9 million, or 1.2%, to $77.2 million in the second quarter of 2019 from $76.3 million in the second quarter of 2018. The increase is a result of a 2.9% increase in average selling prices offset by a 1.6% decrease in shipping volume during the second quarter of 2019 compared to the second quarter of 2018. Net sales increased $11.1 million, or 7.6%, to $156.5 million in the first half of 2019 from $145.4 million in the first half of 2018. The increase is a result of a 4.5% increase in average selling prices and a 3.0% increase in shipping volume during the first half of 2019 compared to the first half of 2018.

Cost of materials sold increased $0.2 million, or 0.5%, to $56.5 million in the second quarter of 2019 from $56.3 million in the second quarter of 2018. The increase in cost of materials sold is less than the increase in average selling prices as we recorded $0.3 million of LIFO income in the three and six months ended June 30, 2019 compared to $1.5 million and $2.0 million of LIFO expense in the three and six months ended June 30, 2018, respectively.

As a percentage of net sales, gross profit (as defined in footnote (b) in the table above) increased to 26.8% in the second quarter of 2019 compared to 26.2% in the second quarter of 2018. As a percentage of net sales, gross profit (as defined in footnote (b) in the table above) decreased to 27.6% in the first half of 2019 compared to 27.7% in the first half of 2018. As a percentage of net sales, the LIFO income recorded in the first half of 2019 increased gross profit by 0.3%. As a percentage of net sales, the LIFO expense recorded in the first half or 2018 decreased gross profit by 2.0%.

Operating expenses in the second quarter of 2019 increased $0.7 million, or 5.0%, to $16.2 million from $15.5 million in the second quarter of 2019. Operating expenses increased to 21.0% of net sales in the second quarter of 2019 compared to 20.2% in the second quarter of 2018. Operating expenses in the first half of 2019 increased $1.6 million, or 5.0%, to $33.1 million from $31.5 million in the first half of 2019. Operating expenses decreased to 21.1% of net sales in the first half of 2019 compared to 21.6% in the first half of 2018. Operating expenses increased as a result of higher selling costs and less labor and overhead capitalization into inventory.

Operating income for the second quarter 2019 totaled $4.5 million, or 5.8% of net sales, compared to $4.6 million, or 6.0% of net sales, for the second quarter of 2018. Operating income for the first half of 2019 totaled $10.1 million, or 6.5% of net sales, compared to $8.8 million, or.6.1% of net sales, in the first half of 2018.

Corporate expenses

Corporate expenses in the second quarter of 2019 decreased $1.1 million to $3.0 million, compared to $4.1 million in the second quarter of 2018. Corporate expenses decreased $1.1 million to $6.0 million in the first half of 2019 compared to $7.1 million in the first half of 2018. The decrease in corporate expenses is primarily attributable to decreased variable incentive compensation related to decreased operating income.

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

Operating Activities

For the six months ended June 30, 2019, we generated $52.2 million of net cash for operations, net of assets acquired as part of the McCullough acquisition on January 2, 2019, of which $12.6 million was generated from operating activities and $39.6 million was generated from working capital. For the six months ended June 30, 2018, we used $61.9 million of net cash for operations, of which $35.7 million was generated from operating activities and $97.5 million was used for working capital.

Net cash from operations totaled $12.6 million during the first half of 2019 and mainly consisted of net income of $4.2 million, depreciation and amortization of $9.8 million and stock-based compensation of $1.6 million, offset by changes in other long-term assets and other long-term liabilities of $2.8 million. Net cash from operations totaled $35.7 million during the first half of 2018 and mainly consisted of net income of $23.5 million, depreciation and amortization of $8.9 million, other long-term liabilities of $2.2 million and stock-based compensation of $1.2 million.

Working capital at June 30, 2019 totaled $386.4 million, a $47.9 million decrease from December 31, 2018. The decrease was primarily attributable to a $81.1 million decrease in inventories (resulting from decreased inventory purchases and lower average inventory costs in the second quarter of 2019 compared to the fourth quarter of 2018), offset by a $25.6 million decrease in accounts payable and outstanding checks and a $9.3 million increase in accounts receivable (resulting from higher sales experienced in the second quarter compared to the fourth quarter) and an $6.2 million decrease in accrued payroll and other accrued liabilities.

Investing Activities

Net cash used for investing activities was $15.2 million during the six months ended June 30, 2019, compared to $35.6 million during the six months ended June 30, 2018. $11.0 million was related to the acquisition of McCullough Industries and the $4.4 million of capital expenditures were primarily attributable to the completion of a building expansion and additional processing equipment at our existing facilities. During 2019, we expect our capital spending to be less than our annual depreciation expense.

Financing Activities

During the first six months of 2019, $39.9 million of cash was used for financing activities, which primarily consisted of $37.9 million of net repayments under our ABL Credit Facility (as defined below) offset by $1.5 million of stock repurchases and $0.4 million of dividends paid.

Dividends paid were $0.4 million for both the six months ended June 30, 2019 and June 30, 2018. In July 2019, our Board of Directors approved a regular quarterly dividend of $0.02 per share, which will be paid on September 17, 2019 to shareholders of record as of September 3, 2019. Regular dividend distributions in the future are subject to the availability of cash, the $5.0 million annual limitation on cash dividends and common stock repurchases under our ABL Credit Facility and continuing determination by our Board of Directors that the payment of dividends remains in the best interest of our shareholders.

Stock Repurchase Program

In 2015, our Board of Directors authorized a stock repurchase program of up to 550,000 shares of our issued and outstanding common stock, which could include open market repurchases, negotiated block transactions, accelerated stock repurchases or open market solicitations for shares, all or some of which may be effected through Rule 10b5-1 plans. Repurchased shares will be held in our treasury, or canceled and retired as our Board may determine from time to time. Any repurchases of common stock are subject to the covenants contained in the ABL Credit Facility. Under the ABL Credit Facility, we may repurchase common stock and pay dividends up to $5.0 million in the aggregate during any trailing twelve months without restrictions. Purchases in excess of $5.0 million require us to (i) maintain availability in excess of 20% of the aggregate revolver commitments ($95.0 million at June 30, 2019) or (ii) to maintain availability equal to or greater than 15% of the aggregate revolver commitments ($71.3 million at June 30, 2019) and we must maintain a pro-forma ratio of EBITDA, minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00. The timing and amount of any repurchases under the stock repurchase program will depend upon several factors, including market and business conditions, and limitations under the ABL Credit Facility, and repurchases may be discontinued at any time.

During the three months ended June 30, 2019, we repurchased 105,534 shares, for an aggregate cost of $1.5 million. There were no shares repurchased during the three months ended June 30, 2018. During the six months ended June 30, 2019, we repurchased 109,334 shares, for an aggregate cost of $1.5 million. There were no shares repurchased during the six months ended June 30, 2018.

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

The ABL Credit Facility contains customary representations and warranties and certain covenants that limit our ability to, among other things: (i) incur or guarantee additional indebtedness; (ii) pay distributions on, redeem or repurchase capital stock or redeem or repurchase subordinated debt; (iii) make investments; (iv) sell assets; (v) enter into agreements that restrict distributions or other payments from restricted subsidiaries to us; (vi) incur liens securing indebtedness; (vii) consolidate, merge or transfer all or substantially all of our assets; and (viii) engage in transactions with affiliates. In addition, the ABL Credit Facility contains a financial covenant which requires (i) if any commitments or obligations are outstanding our availability is less than the greater of $30 million or 10.0% of the aggregate amount of revolver commitments ($47.5 million at June 30, 2019) or 10.0% of the aggregate borrowing base ($40.1 million at June 30, 2019) then we must maintain a ratio of Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA) minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00 for the most recent twelve fiscal month period.

We have the option to borrow under its revolver based on the agent’s base rate plus a premium ranging from 0.00% to 0.25% or the London Interbank Offered Rate (LIBOR) plus a premium ranging from 1.25% to 2.75%.

As of June 30, 2019, we were in compliance with our covenants and had approximately $133.0 million of availability under the ABL Credit Facility.

As of June 30, 2019, $1.5 million of bank financing fees were included in “Prepaid expenses and other” and “Other long-term assets” on the accompanying Consolidated Balance Sheets. The financing fees are being amortized over the five-year term of the ABL Credit Facility and are included in “Interest and other expense on debt” on the accompanying Consolidated Statements of Comprehensive Income.

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

Approximately 47% and 44% of our consolidated net sales during the first six months of 2019 and 2018, respectively, were directly related to industrial machinery and equipment manufacturers and their fabricators.

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

Item 4.  Controls and Procedures

The evaluation required by Rule 13a-15(e) of the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q has been carried out under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. These disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in reports that are filed with or submitted to the SEC is: (i) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2019, our disclosure controls and procedures were effective.

Beginning January 1, 2019, the Company implemented ASC 842, “Leases” ("Topic 842"). For its adoption, the Company implemented changes to its lease and financial reporting process and control activities within them, such as development of new entity-wide policies, ongoing lease reviews and manual changes to accommodate presentation and disclosure requirements.

Except for Topic 842, there were no changes in our internal control over financial reporting that occurred during the first six months of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.  OTHER INFORMATION

Items 1, 1A, 3, 4 and 5 of this Part II are either inapplicable or are answered in the negative and are omitted pursuant to the instructions to Part II.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

This table provides information with respect to purchases by the Company of shares of its Common Stock during the quarter ended June 30, 2019:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (a)
04/01/19 thru 04/30/19	-	$-	-	480,917
05/01/19 thru 05/31/19	80,542	13.98	80,542	400,375
06/01/19 thru 06/30/19	24,992	12.75	24,992	375,383
Total	105,534	$13.80	105,534

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

OLYMPIC STEEL, INC. (Registrant)

Date: August 1, 2019	By:	/s/ Richard T. Marabito
Richard T. Marabito Chief Executive Officer

	By:	/s/ Richard A. Manson
Richard A. Manson
Chief Financial Officer
(Principal Financial and Accounting Officer)