Form 10-Q
period 2019-09-30
OLYMPIC STEEL INC
filed 2019-11-08
CIK 917470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

( X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined Rule 12b-2 of the Exchange Act). Yes (   ) No (X)

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding as of November 8, 2019
Common stock, without par value	10,995,739

Olympic Steel, Inc.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Olympic Steel, Inc.

Consolidated Balance Sheets

(in thousands)

(unaudited)

	As of
	September 30, 2019	December 31, 2018

Assets
Cash and cash equivalents	$8,488	$9,319
Accounts receivable, net	168,037	175,252
Inventories, net (includes LIFO reserve of $1,821 as of September 30, 2019 and $3,071 as of December 31, 2018)	283,146	368,738
Prepaid expenses and other	6,274	9,460
Total current assets	465,945	562,769
Property and equipment, at cost	414,040	403,785
Accumulated depreciation	(255,996)	(244,176)
Net property and equipment	158,044	159,609
Goodwill	3,423	2,358
Intangible assets, net	29,576	24,914
Other long-term assets	13,891	11,090
Right of use assets, net	27,864	-
Total assets	$698,743	$760,740

Liabilities
Accounts payable	$89,293	$95,367
Accrued payroll	12,414	19,665
Other accrued liabilities	10,179	13,395
Current portion of lease liabilities	5,742	-
Total current liabilities	117,628	128,427
Credit facility revolver	223,004	302,530
Other long-term liabilities	14,348	9,327
Deferred income taxes	12,904	13,465
Lease liabilities	22,211	-
Total liabilities	390,095	453,749
Shareholders' Equity
Preferred stock	-	-
Common stock	132,676	130,778
Treasury stock	(1,654)	(132)
Accumulated other comprehensive loss	(2,806)	-
Retained earnings	180,432	176,345
Total shareholders' equity	308,648	306,991
Total liabilities and shareholders' equity	$698,743	$760,740

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Consolidated Statements of Comprehensive Income

(in thousands, except per share data)

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018

Net sales	$384,230	$456,976	$1,259,300	$1,285,491
Costs and expenses
Cost of materials sold (excludes items shown separately below)	311,104	365,362	1,028,980	1,016,200
Warehouse and processing	25,204	25,330	75,938	72,579
Administrative and general	18,552	21,197	58,077	61,592
Distribution	11,840	12,552	37,170	38,077
Selling	6,999	7,373	21,759	21,708
Occupancy	2,308	2,348	7,572	7,200
Depreciation	4,292	3,953	13,211	12,141
Amortization	350	247	998	716
Total costs and expenses	380,649	438,362	1,243,705	1,230,213
Operating income	3,581	18,614	15,595	55,278
Other income (loss), net	12	17	(33)	(122)
Income before interest and income taxes	3,593	18,631	15,562	55,156
Interest and other expense on debt	2,569	2,923	8,985	7,579
Income before income taxes	1,024	15,708	6,577	47,577
Income tax provision	433	4,109	1,831	12,501
Net income	$591	$11,599	$4,746	$35,076
Loss on cash flow hedge	(596)	-	(3,792)	-
Tax effect on cash flow hedge	155	-	986	-
Total comprehensive income	$150	$11,599	$1,940	$35,076

Earnings per share:
Net income per share - basic	$0.05	$1.01	$0.41	$3.07
Weighted average shares outstanding - basic	11,420	11,444	11,526	11,427
Net income per share - diluted	$0.05	$1.01	$0.41	$3.07
Weighted average shares outstanding - diluted	11,420	11,446	11,526	11,427

Dividends declared per share of common stock	$0.02	$0.02	$0.06	$0.06

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30,

(in thousands)

(unaudited)

	2019	2018

Cash flows from (used for) operating activities:
Net income	$4,746	$35,076
Adjustments to reconcile net income to net cash from (used for) operating activities -
Depreciation and amortization	14,597	13,199
(Gain) loss on disposition of property and equipment	(195)	29
Stock-based compensation	1,898	1,348
Other long-term assets	(3,154)	(825)
Other long-term liabilities	1,602	3,176
	19,494	52,003
Changes in working capital:
Accounts receivable	7,676	(74,076)
Inventories	86,221	(76,122)
Prepaid expenses and other	3,213	4,176
Accounts payable	(12,160)	36,926
Change in outstanding checks	5,403	(10,039)
Accrued payroll and other accrued liabilities	(10,492)	3,995
	79,861	(115,140)
Net cash from (used for) operating activities	99,355	(63,137)

Cash flows from (used for) investing activities:
Acquisition	(11,133)	(21,907)
Capital expenditures	(7,479)	(20,366)
Proceeds from disposition of property and equipment	234	80
Net cash used for investing activities	(18,378)	(42,193)

Cash flows from (used for) financing activities:
Credit facility revolver borrowings	433,742	428,782
Credit facility revolver repayments	(513,269)	(320,534)
Industrial revenue bond repayments	-	(930)
Credit facility fees and expenses	(100)	(70)
Repurchase of common stock	(1,522)	-
Dividends paid	(659)	(660)
Net cash from (used for) financing activities	(81,808)	106,588

Cash and cash equivalents:
Net change	(831)	1,258
Beginning balance	9,319	3,009
Ending balance	$8,488	$4,267

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Supplemental Disclosures of Cash Flow Information

For the Nine Months Ended September 30,

(in thousands)

(unaudited)

	2019	2018

Interest paid	$8,849	$7,171
Income taxes paid	$351	$8,216

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Consolidated Statements of Shareholders’ Equity

 (in thousands)

(unaudited)

	For the Three Months Ended September 30, 2019
			Accumulated
			Other
	Common	Treasury	Comprehensive	Retained	Total
	Stock	Stock	Loss	Earnings	Equity
Balance at June 30, 2019	$132,420	$(1,653)	$(2,365)	$180,061	$308,463

Net income	-	-	-	591	591
Payment of dividends	-	-	-	(220)	(220)
Stock-based compensation	256	-	-	-	256
Changes in fair value of hedges, net of tax	-	-	(441)	-	(441)
Repurchase of common stock	-	(1)	-	-	(1)
Balance at September 30, 2019	$132,676	$(1,654)	$(2,806)	$180,432	$308,648

	For the Nine Months Ended September 30, 2019
			Accumulated
			Other
	Common	Treasury	Comprehensive	Retained	Total
	Stock	Stock	Loss	Earnings	Equity
Balance at December 31, 2018	$130,778	$(132)	$-	$176,345	$306,991

Net income	-	-	-	4,746	4,746
Payment of dividends	-	-	-	(659)	(659)
Stock-based compensation	1,898	-	-	-	1,898
Changes in fair value of hedges, net of tax	-	-	(2,806)	-	(2,806)
Repurchase of common stock	-	(1,522)	-	-	(1,522)
Balance at September 30, 2019	$132,676	$(1,654)	$(2,806)	$180,432	$308,648

	For the Three Months Ended September 30, 2018
	Common	Treasury	Retained	Total
	Stock	Stock	Earnings	Equity

Balance at June 30, 2018	$130,417	$(132)	$166,503	$296,788

Net income	-	-	11,599	11,599
Payment of dividends	-	-	(220)	(220)
Stock-based compensation	180	-	-	180
Balance at September 30, 2018	$130,597	$(132)	$177,882	$308,347

	For the Nine Months Ended September 30, 2018
	Common	Treasury	Retained	Total
	Stock	Stock	Earnings	Equity

Balance at December 31, 2017	$129,453	$(337)	$143,467	$272,583

Net income	-	-	35,076	35,076
Payment of dividends	-	-	(660)	(660)
Stock-based compensation	1,144	204	-	1,348
Other	-	1	(1)	-
Balance at September 30, 2018	$130,597	$(132)	$177,882	$308,347

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Notes to Unaudited Consolidated Financial Statements

September 30, 2019

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

The Company operates in three reportable segments; carbon flat products, specialty metals flat products, and tubular and pipe products. The carbon flat products segment and the specialty metals flat products segments are at times consolidated and referred to as the flat products segments. Certain of the flat products segments’ assets and resources are shared by the carbon and specialty metals segments and both segments’ products are stored in the shared facilities and, in some locations, processed on shared equipment. Due to the shared assets and resources, certain of the flat products segment expenses are allocated between the carbon flat products segment and the specialty metals flat products segment based upon an established allocation methodology. The carbon flat products segment sells and distributes large volumes of processed carbon and coated flat-rolled sheet, coil and plate products, and fabricated parts. Through its acquisition of McCullough Industries (McCullough) on January 2, 2019, the carbon flat products segment expanded its product offerings to include self-dumping metal hoppers and through its acquisition of EZ-Dumper® on August 5, 2019, to include steel and stainless-steel dump inserts for pickup truck and service truck beds. The specialty metals flat products segment sells and distributes processed aluminum and stainless flat-rolled sheet and coil products, flat bar products and fabricated parts. Through its acquisition of Berlin Metals, LLC (Berlin Metals) on April 2, 2018, the specialty metals flat products segment expanded its product offerings to include differing types of stainless flat-rolled sheet and coil and prime tin mill products. The tubular and pipe products segment, which consists of the Chicago Tube and Iron subsidiary (CTI), distributes metal tubing, pipe, bar, valves and fittings and fabricates pressure parts supplied to various industrial markets.

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

On August 5, 2019, the Company acquired certain assets related to the manufacturing of the EZ-Dumper® hydraulic dump inserts. The dump inserts are sold through a network of more than 100 dealers across the United States and Canada. The acquisition is not considered significant and thus pro forma information has not been provided. The acquisition was accounted for as a business combination and the assets and liabilities were valued at fair market value. The table below summarizes the preliminary purchase price allocation of the fair market values of the assets acquired and liabilities assumed.

As of
Details of Acquisition (in thousands)	August 5, 2019
Assets acquired
Inventories	$43
Property and equipment	67
Goodwill	166
Intangible assets	23
Total assets acquired	$299
Total liabilities assumed	$(166)
Cash paid	$133

The purchase price allocation presented above is based upon management’s estimate of the fair value of the acquired assets and assumed liabilities using valuation techniques including income, cost and market approaches. The fair value estimates involve the use of estimates and assumptions, including, but not limited to, the timing and amounts of future cash flows, revenue growth rates, discount rates, and royalty rates. As of the effective date of the acquisition, EZ Dumper’s results are included in the Company’s carbon flat products segment.

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

The Company provides metals processing, distribution and delivery of large volumes of processed carbon, coated flat rolled sheet, coil and plate products, aluminum, and stainless flat rolled products, prime tin mill products, flat bar products, metal tubing, pipe, bar, valves, fittings, fabricated parts, self-dumping hoppers, and steel dump inserts. The Company's contracts with customers are comprised of purchase orders with standard terms and conditions. Occasionally the Company may also have longer-term agreements with customers. Substantially all of the contracts with customers require the delivery of metals which represent single performance obligations that are satisfied upon transfer of control of the product to the customer.

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

	Disaggregated Revenue by Products Sold
	For the Three Months Ended September 30, 2019
	Carbon flat products	Specialty metals flat products	Tubular and pipe products	Total
Hot Rolled	30.4%	-	-	30.4%
Plate	11.8%	-	-	11.8%
Cold Rolled	5.5%	-	-	5.5%
Coated	8.1%	-	-	8.1%
Specialty	-	23.4%	-	23.4%
Tube	-	-	18.5%	18.5%
Other	0.3%	2.0%	-	2.3%
Total	56.1%	25.4%	18.5%	100.0%

	Disaggregated Revenue by Products Sold
	For the Nine Months Ended September 30, 2019
	Carbon flat products	Specialty metals flat products	Tubular and pipe products	Total
Hot Rolled	32.9%	-	-	32.9%
Plate	12.6%	-	-	12.6%
Cold Rolled	5.5%	-	-	5.5%
Coated	7.7%	-	-	7.7%
Specialty	-	20.3%	-	20.3%
Tube	-	-	18.1%	18.1%
Other	0.8%	2.1%	-	2.9%
Total	59.5%	22.4%	18.1%	100.0%

	Disaggregated Revenue by Products Sold
	For the Three Months Ended September 30, 2018
	Carbon flat products	Specialty metals flat products	Tubular and pipe products	Total
Hot Rolled	34.0%	-	-	34.0%
Plate	13.4%	-	-	13.4%
Cold Rolled	5.1%	-	-	5.1%
Coated	7.1%	-	-	7.1%
Specialty	-	18.4%	-	18.4%
Pipe & Tube	-	-	17.9%	17.9%
Other	2.3%	1.8%	-	4.1%
Total	61.9%	20.2%	17.9%	100.0%

	Disaggregated Revenue by Products Sold
	For the Nine Months Ended September 30, 2018
	Carbon flat products	Specialty metals flat products	Tubular and pipe products	Total
Hot Rolled	35.1%	-	-	35.1%
Plate	12.8%	-	-	12.8%
Cold Rolled	5.3%	-	-	5.3%
Coated	7.6%	-	-	7.6%
Specialty	-	18.5%	-	18.5%
Pipe & Tube	-	-	17.7%	17.7%
Other	1.7%	1.3%	-	3.0%
Total	62.5%	19.8%	17.7%	100.0%

4.	Accounts Receivable:

Accounts receivable are presented net of allowances for doubtful accounts and unissued credits of $4.0 million and $3.9 million as of September 30, 2019 and December 31, 2018, respectively. The allowance for doubtful accounts is maintained at a level considered appropriate based on historical experience and specific customer collection issues that have been identified. Estimations are based upon a calculated percentage of accounts receivable, which remains fairly level from year to year, and judgments about the probable effects of economic conditions on certain customers, which can fluctuate significantly from year to year. The Company cannot guarantee that the rate of future credit losses will be similar to past experience. The Company considers all available information when assessing the adequacy of its allowance for doubtful accounts and unissued credits each quarter.

5.	Inventories:

Inventories consisted of the following:

	Inventory as of
(in thousands)	September 30, 2019	December 31, 2018
Unprocessed	$231,706	$306,953
Processed and finished	51,440	61,785
Totals	$283,146	$368,738

The Company values certain of its tubular and pipe products inventory at the last-in, first-out (LIFO) method. As of September 30, 2019, and December 31, 2018, approximately $41.4 million, or 14.6% of consolidated inventory, and $51.1 million, or 13.9% of consolidated inventory, respectively, was reported under the LIFO method of accounting. The cost of the remainder of the tubular and pipe products inventory is determined using a weighted average rolling first-in, first-out (FIFO) method.

The Company recorded $1.0 million and $1.3 million of LIFO income during the three and nine months ended September 30, 2019, respectively, and current projections anticipate a further decrease in the LIFO reserve by December 31, 2019. During the three and nine months ended September 30, 2018, the Company recorded $2.7 million and $4.7 million of LIFO expense, respectively.

If the FIFO method had been in use, inventories would have been $1.8 million higher than reported as of September 30, 2019 and $3.1 million higher than reported as of December 31, 2018.

6.	Goodwill and Intangible Assets:

The Company’s intangible assets were recorded in connection with its acquisitions of EZ Dumper and McCullough in 2019, its acquisition of Berlin Metals in 2018 and its acquisition of CTI in 2011. The intangible assets were evaluated on the premise of highest and best use to a market participant, primarily utilizing the income approach valuation methodology. The useful life of the customer relationships was determined to be fifteen years, based primarily on the consistent and predictable revenue source associated with the existing customer base, the present value of which extends through the fifteen-year amortization period. The useful life of the non-compete agreements was determined to be the length of the non-compete agreements which range from one to five years. The useful life of the trade names was determined to be indefinite primarily due to their history and reputation in the marketplace, the Company’s expectation that the trade names will continue to be used, and the conclusion that there are currently no other factors identified that would limit their useful life. The Company will continue to evaluate the useful life assigned to its amortizable customer relationships in future periods.

Goodwill, by reportable segment, was as follows as of September 30, 2019 and December 31, 2018, respectively. The goodwill is deductible for tax purposes.

(in thousands)	Carbon Flat Products	Specialty Metals Flat Products	Tubular and Pipe Products	Total

Balance as of December 31, 2018	$-	$2,358	$-	$2,358
Acquisitions	1,065	-	-	1,065
Impairments	-	-	-	-
Balance as of September 30, 2019	$1,065	$2,358	$-	$3,423

Intangible assets consisted of the following as of September 30, 2019 and December 31, 2018, respectively:

	As of September 30, 2019
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net

Customer relationships - subject to amortization	$18,022	$(7,600)	$10,422
Covenant not to compete - subject to amortization	259	(100)	159
Trade name - not subject to amortization	18,995	-	18,995
	$37,276	$(7,700)	$29,576

	As of December 31, 2018
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net

Customer relationships - subject to amortization	$13,972	$(6,698)	$7,274
Covenant not to compete - subject to amortization	157	(42)	115
Trade name - not subject to amortization	17,525	-	17,525
	$31,654	$(6,740)	$24,914

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

The Company has remaining lease terms ranging from one year to 19 years, some of these include options to renew the lease for up to five years. The total lease term is determined by considering the initial term per the lease agreement which is adjusted to include any renewal options that the Company is reasonably certain to exercise as well as any period that the Company has control over the space before the stated initial term of the agreement. If the Company determines a reasonable certainty of exercising termination or early buyout options, then the lease terms are adjusted to account for these facts.

Under the transition method selected by the Company, leases existing at, or entered into after, January 1, 2019 were required to be recognized and measured. Prior period amounts have not been adjusted and continue to be reflected in accordance with the Company’s historical reporting. The adoption of this standard resulted in the recording of ROU assets and operating lease liabilities of approximately $30.1 million as of January 1, 2019, with no related impact on the Company’s Consolidated Statements of Comprehensive Income or Consolidated Statements of Cash Flows. Short-term leases have not been recorded on the balance sheet.

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

The Company made an accounting policy election to not separate non-lease components from lease components for the vehicle ROU asset class. This election has been made to significantly reduce the administrative burden which would be imposed on the Company. No accounting policy elections were made for the remaining ROU asset classes.

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

The components of lease expense were as follows:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
(in thousands)	2019	2019

Operating lease cost	$1,736	$5,262

Finance lease cost:
Amortization of right-of-use assets	$20	$38
Interest on lease liabilities	5	14
Total finance lease cost	$25	$52

Supplemental cash flow information related to leases was as follows:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
(in thousands)	2019	2019

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,712	$5,256
Operating cash flows from finance leases	5	14
Financing cash flows from finance leases	19	31
Total cash paid for amounts included in the measurement of lease liabilities	$1,736	$5,301

Supplemental balance sheet information related to leases was as follows:

As of Sepember 30,
(in thousands)	2019

Operating Leases
Operating lease right-of-use assets	$31,623
Operating lease accumulated amortization	(4,333)
Operating lease right-of-use asset, net	$27,290

Operating lease current liabilities	$5,634
Operating lease liabilities	21,741
Total operating lease liabilities	$27,375

Finance Leases
Finance right-of-use assets	$613
Finance lease accumulated amortization	(39)
Finance lease right-of-use asset, net	$574

Finance lease current liabilities	$107
Finance lease liabilities	470
Total finance lease liabilities	$577

Weighted Average Remaining Lease Term
Operating leases (in years)	7
Finance leases (in years)	6

Weighted Average Discount Rate
Operating leases	3.72%
Finance leases	4.01%

Maturities of lease liabilities were as follows:

	Operating	Finance
(in thousands)	Leases	Leases

Year Ending December 31,
2019	$1,721	$32
2020	6,329	127
2021	5,451	125
2022	4,424	116
2023	3,516	77
Thereafter	9,773	169
Total future minimum lease payments	$31,214	$646
Less remaining imputed interest	(3,839)	(69)
Total	$27,375	$577

8.	Debt:

The Company’s debt is comprised of the following components:

	As of
	September 30,	December 31,
(in thousands)	2019	2018
Asset-based revolving credit facility due December 8, 2022	$223,004	$302,530
Total debt	223,004	302,530
Less current amount	-	-
Total long-term debt	$223,004	$302,530

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

The ABL Credit Facility contains customary representations and warranties and certain covenants that limit the ability of the Company to, among other things: (i) incur or guarantee additional indebtedness; (ii) pay distributions on, redeem or repurchase capital stock or redeem or repurchase subordinated debt; (iii) make investments; (iv) sell assets; (v) enter into agreements that restrict distributions or other payments from restricted subsidiaries to the Company; (vi) incur liens securing indebtedness; (vii) consolidate, merge or transfer all or substantially all of the Company’s assets; and (viii) engage in transactions with affiliates. In addition, the ABL Credit Facility contains a financial covenant which requires (i) if any commitments or obligations are outstanding and the Company’s availability is less than the greater of $30 million or 10.0% of the aggregate amount of revolver commitments ($47.5 million at September 30, 2019) or 10.0% of the aggregate borrowing base ($33.5 million at September 30, 2019) then the Company must maintain a ratio of Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA) minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00 for the most recent twelve fiscal month period.

The Company has the option to borrow under its revolver based on the agent’s base rate plus a premium ranging from 0.00% to 0.25% or the London Interbank Offered Rate (LIBOR) plus a premium ranging from 1.25% to 2.75%.

As of September 30, 2019, the Company was in compliance with its covenants and had approximately $109 million of availability under the ABL Credit Facility.

As of September 30, 2019, $1.4 million of bank financing fees were included in “Prepaid expenses and other” and “Other long-term assets” on the accompanying Consolidated Balance Sheets. The financing fees are being amortized over the five-year term of the ABL Credit Facility and are included in “Interest and other expense on debt” on the accompanying Consolidated Statements of Comprehensive Income.

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

These derivatives have not been designated as hedging instruments. The periodic changes in fair value of the metals and embedded customer derivative instruments are included in “Cost of materials sold” in the Consolidated Statements of Comprehensive Income. The Company recognizes derivative positions with both the customer and the third party for the derivatives and classifies cash settlement amounts associated with them as part of “Cost of materials sold” in the Consolidated Statements of Comprehensive Income. The cumulative change in fair value of the metals swaps that have not yet settled are included in “Accounts receivable,” and the embedded customer derivatives are included in “Other accrued liabilities” on the Consolidated Balance Sheets as of September 30, 2019. The cumulative change in fair value of the metals swaps that had not yet settled as of December 31, 2018 are included in “Other accrued liabilities”, and the embedded customer derivatives are included in “Accounts Receivable, net” on the Consolidated Balance Sheets as of December 31, 2018.

Fixed rate interest rate hedge

On January 10, 2019, the Company entered into a five year forward starting fixed rate interest rate hedge in order to eliminate the variability of cash interest payments on $75 million of the outstanding LIBOR based borrowings under the ABL Credit Facility. The interest rate hedge fixed the rate at 2.57%. The interest rate hedge is included in “Other long-term liabilities” on the Consolidated Balance Sheets as of September 30, 2019. Although the Company is exposed to credit loss in the event of nonperformance by the other party to the interest rate hedge agreement, the Company anticipates performance by the counterparty.

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

There was no net impact from the nickel swaps or embedded customer derivative agreements to the Company’s Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2019 and 2018. The table below shows the total impact to the Company’s Consolidated Statements of Comprehensive Income through net income of the derivatives for the three and nine months ended September 30, 2019 and 2018.

	Net Gain (Loss) Recognized
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Fixed interest rate hedge	$(57)	$-	$(88)	$-
Interest rate swap (CTI)	-	-	-	(5)
Metals swaps	177	(221)	310	14
Embedded customer derivatives	(177)	221	(310)	(14)
Total loss	$(57)	$-	$(88)	$(5)

10.	Fair Value of Assets and Liabilities:

During the three and nine months ended September 30, 2019, there were no transfers of financial assets between Levels 1, 2 or 3 fair value measurements. As of September 30, 2019, there have been no changes in the methodologies used since December 31, 2018.

Following is a description of the valuation methodologies used for assets and liabilities measured at fair value as of September 30, 2019 and December 31, 2018:

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

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company:

	Value of Items Recorded at Fair Value
	As of September 30, 2019
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Metal swaps	$-	$59	$-	$59
Total assets at fair value	$-	$59	$-	$59

Liabilities:
Embedded customer derivative	$-	$59	$-	$59
Fixed interest rate hedge		3,792		3,792
Total liabilities recorded at fair value	$-	$3,851	$-	$3,851

	Value of Items Not Recorded at Fair Value
	As of September 30, 2019
(in thousands)	Level 1	Level 2	Level 3	Total
Liabilities:
Revolver	-	223,004	-	223,004
Total liabilities not recorded at fair value	$-	$223,004	$-	$223,004

The value of the items not recorded at fair value represent the carrying value of the liabilities.

	Value of Items Recorded at Fair Value
	As of December 31, 2018
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Embedded customer derivatives	$-	$21	$-	$21
Total assets at fair value	$-	$21	$-	$21

Liabilities:
Metals swaps	$-	$21	$-	$21
Total liabilities recorded at fair value	$-	$21	$-	$21

	Value of Items Not Recorded at Fair Value
	As of December 31, 2018
(in thousands)	Level 1	Level 2	Level 3	Total
Liabilities:
Revolver	$-	$302,530	$-	$302,530
Total liabilities not recorded at fair value	$-	$302,530	$-	$302,530

The value of the items not recorded at fair value represent the carrying value of the liabilities.

The fair value of the revolver is determined using Level 2 inputs. The Level 2 fair value of the Company's long-term debt was estimated using prevailing market interest rates on debt with similar credit worthiness, terms and maturities.

11.	Accumulated Other Comprehensive Loss:

On January 10, 2019, the Company entered into a five-year forward starting fixed rate interest rate hedge in order to eliminate the variability of cash interest payments on $75 million of the outstanding LIBOR based borrowings under the ABL Credit Facility. The interest rate hedge fixed the rate at 2.57%. The fair value of the interest rate hedge of $3.8 million, net of tax of $1.0 million is included in “Accumulated other comprehensive loss” on the Consolidated Balance Sheets as of September 30, 2019.

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

Stock-based compensation expense recognized on RSUs for the three and nine months ended September 30, 2019 and 2018, respectively, is summarized in the following table:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2019	2018	2019	2018
RSU expense before taxes	$265	$181	$685	$463
RSU expense after taxes	$180	$133	$494	$341

All pre-tax charges related to RSUs were included in the caption “Administrative and general” on the accompanying Consolidated Statements of Comprehensive Income.

The following table summarizes the activity related to RSUs for the nine months ended September 30, 2019:

	Number of	Weighted Average
	Shares	Granted Price
Outstanding at December 31, 2018	527,546	$20.65
Granted	207,521	16.36
Converted into shares	(96,845)	20.59
Forfeited	(2,136)	22.80
Outstanding at September 30, 2019	636,086	$19.25
Vested at September 30, 2019	419,721	$20.38

Of the RSUs granted in 2019 and 2018, 62,229 and 38,052, respectively, were used to fund supplemental executive retirement plan (SERP) contributions.

13.	Income Taxes:

For the three months ended September 30, 2019, the Company recorded an income tax provision of $0.4 million, or 42.3%, compared to an income tax provision of $4.1 million, or 26.2%, for the three months ended September 30, 2018. For the nine months ended September 30, 2019, the Company recorded an income tax provision of $1.8 million, or 27.9%, compared to an income tax provision of $12.5 million, or 26.3%, for the nine months ended September 30, 2018.

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

14.	Shares Outstanding and Earnings Per Share:

Earnings per share have been calculated based on the weighted average number of shares outstanding as set forth below:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2019	2018	2019	2018
Weighted average basic shares outstanding	11,420	11,444	11,526	11,427
Assumed exercise of stock options and issuance of stock awards	-	2	-	-
Weighted average diluted shares outstanding	11,420	11,446	11,526	11,427
Net income	$591	$11,599	$4,746	$35,076
Basic earnings per share	$0.05	$1.01	$0.41	$3.07
Diluted earnings per share	$0.05	$1.01	$0.41	$3.07
Unvested RSUs	217	91	217	91

15.	Stock Repurchase Program:

On October 2, 2015, the Company announced that its Board of Directors authorized a stock repurchase program of up to 550,000 shares of the Company’s issued and outstanding common stock, which could include open market repurchases, negotiated block transactions, accelerated stock repurchases or open market solicitations for shares, all or some of which may be effected through Rule 10b5-1 plans. Any of the repurchased shares are held in the Company’s treasury, or canceled and retired as the Board may determine from time to time. Any repurchases of common stock are subject to the covenants contained in the ABL Credit Facility. Under the ABL Credit Facility, the Company may repurchase common stock and pay dividends up to $5.0 million in the aggregate during any trailing twelve months without restrictions. Purchases of common stock or dividend payments in excess of $5.0 million in the aggregate require the Company to (i) maintain availability in excess of 20.0% of the aggregate revolver commitments ($95.0 million as of September 30, 2019) or (ii) to maintain availability equal to or greater than 15.0% of the aggregate revolver commitments ($71.3 million as of September 30, 2019) and the Company must maintain a pro-forma ratio of EBITDA minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00.

During the three months ended September 30, 2019, the Company repurchased 171 shares, for an aggregate cost of $1 thousand. There were no shares repurchased during the three months ended September 30, 2018. During the nine months ended September 30, 2019, the Company repurchased 109,505 shares, for an aggregate cost of $1.5 million. There were no shares repurchased during the nine months ended September 30, 2018.

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

The following table provides financial information by segment and reconciles the Company’s operating income by segment to the consolidated income before income taxes for the three and nine months ended September 30, 2019 and 2018.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands)	2019	2018	2019	2018
Net sales
Carbon flat products	$215,515	$282,810	$749,921	$802,995
Specialty metals flat products	97,563	92,153	281,718	255,037
Tubular and pipe products	71,152	82,013	227,661	227,459
Total net sales	$384,230	$456,976	$1,259,300	$1,285,491

Depreciation and amortization
Carbon flat products	$2,850	$2,524	$8,624	$7,665
Specialty metals flat products	441	341	1,403	880
Tubular and pipe products	1,309	1,311	4,056	4,237
Corporate	42	24	126	75
Total depreciation and amortization	$4,642	$4,200	$14,209	$12,857

Operating income (loss)
Carbon flat products	$(2,301)	$14,493	$(603)	$40,901
Specialty metals flat products	4,060	4,954	10,272	13,493
Tubular and pipe products	4,462	3,102	14,553	11,917
Corporate expenses	(2,640)	(3,935)	(8,627)	(11,033)
Total operating income	3,581	18,614	15,595	55,278
Other income (loss), net	12	17	(33)	(122)
Income before interest and income taxes	3,593	18,631	15,562	55,156
Interest and other expense on debt	2,569	2,923	8,985	7,579
Income before income taxes	$1,024	$15,708	$6,577	$47,577

	For the Nine Months Ended
	September 30,
(in thousands)	2019	2018
Capital expenditures
Flat products segments	$5,461	$15,289
Tubular and pipe products	2,018	4,598
Corporate	-	479
Total capital expenditures	$7,479	$20,366

	As of
	September 30,	December 31,
(in thouands)	2019	2018
Assets
Flat products segments	$483,828	$560,116
Tubular and pipe products	213,674	200,016
Corporate	1,241	608
Total assets	$698,743	$760,740

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

Overview

We are a leading metals service center that operates in three reportable segments; carbon flat products, specialty metals flat products, and tubular and pipe products. We provide metals processing and distribution services for a wide range of customers. Our carbon flat products segment’s focus is on the direct sale and distribution of large volumes of processed carbon and coated flat-rolled sheet, coil and plate products and fabricated parts. Through the acquisition of McCullough Industries, or McCullough, on January 2, 2019, our carbon flat products segment expanded its product offerings to include self-dumping metal hoppers and through the acquisition of EZ-Dumper® on August 5, 2019, to include steel and stainless- steel dump inserts for pickup truck and service truck beds. Our specialty metals flat products segment’s focus is on the direct sale and distribution of processed aluminum and stainless flat-rolled sheet and coil products, flat bar products and fabricated parts. Through the acquisition of Berlin Metals, LLC, or Berlin Metals, on April 2, 2018, our specialty metals flat products segment expanded its product offerings to include differing types of stainless flat-rolled sheet and coil and prime tin mill products. In addition, we distribute metal tubing, pipe, bar, valves and fittings and fabricate pressure parts supplied to various industrial markets through our tubular and pipe products segment. Products that require more value-added processing generally have a higher gross profit. Accordingly, our overall gross profit is affected by, among other things, product mix, the amount of processing performed, the demand for and availability of metals, and volatility in selling prices and material purchase costs. We also perform toll processing of customer-owned metals. We sell certain products internationally, primarily in Canada and Mexico. International sales are immaterial to our consolidated financial results and to the individual segments’ results.

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

At September 30, 2019, we employed approximately 1,835 people. Approximately 288 of the hourly plant personnel at the facilities listed below are represented by nine separate collective bargaining units. The table below shows the expiration dates of the collective bargaining agreements.

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

Results of Operations

Our results of operations are impacted by the market price of metals. Through 2017 and the first seven months of 2018, metals prices increased significantly and changes to our net sales, cost of materials sold, gross profit, cost of inventory and profitability, were all impacted by industry metals pricing. The price increases resulted in metals pricing reaching its highest point in 10 years in July 2018. The increases were driven by both the tariffs initiated by the U.S. government in 2018 under Section 232 of the Trade Expansion Act of 1962 (section 232 tariffs) and strong customer demand. Since the third quarter of 2018, market prices for metals have declined, and overall metals market prices during the first nine months of 2019 were lower than the first nine months of 2018. The rapid decline of metals pricing during June 2019 of $103 per ton, or 17.0%, negatively impacted our financial results during the third quarter of 2019, primarily in the carbon flat-products segment. The decline in the third quarter of 2019 followed a 40% drop in pricing that occurred in the second quarter of 2019. During the third quarter and first nine months of 2019 customer demand declined compared to the same periods in 2018, primarily in the carbon flat products segment. The lower customer demand negatively impacted our sales, gross profit and profitability.

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

Consolidated Operations

The following table presents consolidated operating results for the periods indicated (dollars are shown in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2019		2018		2019		2018
	$	% of net sales	$	% of net sales	$	% of net sales	$	% of net sales
Net sales	$384,230	100.0	$456,976	100.0	$1,259,300	100.0	$1,285,491	100.0
Cost of materials sold (a)	311,104	81.0	365,362	80.0	1,028,980	81.7	1,016,200	79.1
Gross profit (b)	73,126	19.0	91,614	20.0	230,320	18.3	269,291	20.9
Operating expenses (c)	69,545	18.1	73,000	16.0	214,725	17.1	214,013	16.6
Operating income	3,581	0.9	18,614	4.0	15,595	1.2	55,278	4.3
Other income (loss), net	12	0.0	17	0.0	(33)	(0.0)	(122)	(0.0)
Interest and other expense on debt	2,569	0.6	2,923	0.6	8,985	0.7	7,579	0.6
Income before income taxes	1,024	0.3	15,708	3.4	6,577	0.5	47,577	3.7
Income taxes	433	0.1	4,109	0.9	1,831	0.1	12,501	1.0
Net income	$591	0.2	$11,599	2.5	$4,746	0.4	$35,076	2.7

(a)  Includes $1,000 and $1,250 of LIFO income for the three and nine months ended September 30, 2019. Includes $2,675 and $4,675, respectively, of LIFO expense for the three and nine months ended September 30, 2018.

(b) Gross profit is calculated as net sales less the cost of materials sold.
(c) Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Net sales decreased $72.7 million, or 15.9%, to $384.2 million in the third quarter of 2019 from $457.0 million in the third quarter of 2018. The decrease in net sales was due to a 9.8% decrease in sales volume and a 6.8% decrease in average selling prices during the third quarter of 2019 compared to the third quarter of 2018. Average selling prices decreased sequentially from the second quarter of 2019 by approximately 4.6%. The average selling prices decreased in the carbon flat-products and tubular and pipe products segments during the third quarter of 2019 compared to the third quarter of 2018 due to the market conditions discussed above. The average selling prices increased in the specialty metals flat products segment during the third quarter of 2019 compared to the third quarter of 2018 due to a change in the mix of products that we sell and increased nickel pricing (which is a significant component of the price of stainless steel). Sales volumes decreased in the carbon flat-products and tubular and pipe products segments due to decreased customer demand. Carbon flat products net sales were 56.0% of total net sales in the third quarter of 2019 compared to 61.9% of total net sales in the third quarter of 2018. Specialty metals flat products net sales were 25.4% of total net sales in the third quarter of 2019 compared to 20.2% of total net sales in the third quarter of 2018. Tubular and pipe products net sales were 18.5% of total net sales in the third quarter of 2019 compared to 17.9% of total net sales in the third quarter of 2018.

Net sales decreased $30 million, or 2.0%, to $1.26 billion during the nine months ended September 30, 2019 from $1.29 billion during the nine months ended September 30, 2018. The decrease in net sales was due to an 8.0% decrease in sales volume offset by a 6.4% increase in average selling prices during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. Average selling prices increased in the carbon flat products and tubular and pipe products segments during the first nine months of 2019 compared to the first nine months of 2018. Average selling prices were flat in the specialty metals flat products segment during the first nine months of 2019 compared to the first nine months of 2018. Sales volumes increased in the specialty metals flat products segment due to the acquisition of Berlin Metals and due to increased customer demand. Carbon flat products net sales were 59.5% of total net sales in the first nine months of 2019 compared to 62.5% of total net sales in the first nine months of 2018. Specialty metals flat products net sales were 22.4% of total net sales in the first nine months of 2019 compared to 19.8% of total net sales in the first nine months of 2018. Tubular and pipe products net sales were 18.1% of total net sales in the first nine months of 2019 compared to 17.7% of total net sales in the first nine months of 2018. We expect shipping levels to decrease, as the fourth quarter is traditionally seasonally slower than the third quarter, and we expect metals prices to further decrease in the fourth quarter of 2019.

Cost of materials sold decreased $54.3 million, or 14.9%, to $311.1 million in the third quarter of 2019 from $365.4 million in the third quarter of 2018. The decrease in cost of materials sold in the third quarter of 2019 was due to decreased shipping volumes and decreased metals pricing. Cost of materials sold increased $12.8 million, or 1.3%, to $1.03 billion during the nine months ended September 30, 2019 from $1.02 billion during the nine months ended September 30, 2018. The increase in cost of materials sold in the first nine months of 2019 is related to the sales of higher priced inventory during the first half or 2019 compared to 2018, offset by decreased sales volumes.

As a percentage of net sales, gross profit (as defined in footnote (b) in the table above) decreased to 19.0% in the third quarter of 2019 compared to 20.0% in the third quarter of 2018. As a percentage of net sales, gross profit decreased to 18.3% in the nine months ended September 30, 2019 compared to 20.9% in the nine months ended September 30, 2018. The decrease in the gross profit as a percentage of net sales is due to the falling metals prices during the first nine months of 2019 compared to the higher average cost of inventory in the first nine months of 2019 compared to the first nine months of 2018.

Operating expenses in the third quarter of 2019 decreased $3.5 million, or 4.7%, to $69.5 million from $73.0 million in the third quarter of 2018. As a percentage of net sales, operating expenses increased to 18.1% for the third quarter of 2019 from 16.0% in the comparable 2018 period. Operating expenses in the carbon flat products segment decreased $1.4 million, operating expenses in the specialty metals flat products segment increased $0.5 million (due to the addition of specific metals processing capabilities in our Schaumburg, Illinois and Streetsboro, Ohio locations), operating expenses in the tubular and pipe products segment decreased $1.3 million, and Corporate expenses decreased $1.3 million. Operating expenses decreased in all categories, except for depreciation and amortization as reported on the Company’s Consolidated Statements of Comprehensive Income. Operating expenses decreased due to decreased shipments and decreased performance based incentive compensation and increased due to capital spending and amortization of acquired intangible assets. Operating expenses related to the newly acquired McCullough on January 2, 2019 increased operating expenses in the quarter by $1.1 million in the carbon flat products segment.

Operating expenses in the first nine months of 2019 increased $0.7 million, or 0.3%, to $214.7 million from $214.0 million in the first nine months of 2018. As a percentage of net sales, operating expenses increased to 17.1% in the first nine months of 2019 from 16.6% for the first nine months of 2018. Operating expenses in the carbon flat products segment decreased $1.6 million, operating expenses in the specialty metals flat products segment increased $4.5 million (due to the addition of specific metals processing capabilities in our Schaumburg, Illinois and Streetsboro, Ohio locations), operating expenses in the tubular and pipe products segment increased $0.2 million, and Corporate expenses decreased $2.4 million. Operating expenses increased in all categories, except administrative and general (due to decreased performance based incentive compensation), and distribution expense (due to decreased shipments), as reported on the Company’s Consolidated Statements of Comprehensive Income. Operating expenses related to the newly acquired McCullough on January 2, 2019 increased operating expenses by $3.4 million in the carbon flat products segment. Operating expenses for the first nine months of 2018 only included six months of operating expenses for Berlin Metals, due to the April 2, 2018 acquisition date. Operating expenses for Berlin Metals were $2.9 million higher during the first nine months of 2019 compared to the first nine months of 2018.

Interest and other expense on debt totaled $2.6 million, 0.6% of net sales, for the third quarter of 2019 compared to $2.9 million, or 0.6% of net sales, for the third quarter of 2018. Interest and other expense on debt totaled $9.0 million, or 0.7% of net sales, for the first nine months of 2019 compared to $7.6 million, or 0.6% of net sales, for the first nine months of 2018. Our effective borrowing rate, exclusive of deferred financing fees and commitment fees, was 4.0% for the first nine months of 2019 compared to 3.6% for the first nine months of 2018 due to the increase in LIBOR rates since the first half of 2018. Total average borrowings increased $9.2 million, or 3.4%, to $276.2 million in the first nine months for 2019 from $267.0 million in the first nine months of 2018, primarily related to increased working capital needs in 2019.

For the third quarter of 2019, income before income taxes totaled $1.0 million compared to $15.7 million in the third quarter of 2018. For the first nine months of 2019, income before income taxes totaled $6.6 million compared to $47.6 million in the first nine months of 2018.

An income tax provision of 42.3% was recorded for the third quarter of 2019, compared to an income tax provision of 26.2% for the third quarter of 2018. The higher rate was attributable to the impact of permanently non-deductible items on lower pre-tax income. An income tax provision of 27.9% was recorded for the first nine months of 2019, compared to an income tax provision of 26.3% for the first nine months of 2018. Our tax provision or benefit for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items that are considered in the relevant period. Each quarter, we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment. We expect our operational effective tax rate to approximate 27% to 30% on an annual basis in 2019.

Net income for the third quarter of 2019 totaled $0.6 million or $0.05 per basic and diluted share, compared to $11.6 million or $1.01 per basic and diluted share for the third quarter of 2018. Net income for the first nine months of 2019 totaled $4.7 million or $0.41 per basic and diluted share, compared to $35.1 million or $3.07 per basic and diluted share for the first nine months of 2018.

Segment Operations

Carbon flat products

The following table presents selected operating results for our carbon flat products segment for the periods indicated (dollars are shown in thousands, except for per ton information):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2019		2018		2019		2018
	$	% of net sales	$	% of net sales	$	% of net sales	$	% of net sales
Direct tons sold	230,969		258,671		737,993		816,819
Toll tons sold	17,552		22,554		50,901		66,371
Total tons sold	248,521		281,225		788,894		883,190

Net sales	$215,515	100.0	$282,810	100.0	$749,921	100.0	$802,995	100.0
Average selling price per ton	867		1,006		951		909
Cost of materials sold	176,277	81.8	225,407	79.7	622,377	83.0	632,326	78.7
Gross profit (a)	39,238	18.2	57,403	20.3	127,544	17.0	170,669	21.3
Operating expenses (b)	41,539	19.2	42,910	15.2	128,147	17.1	129,768	16.2
Operating income (loss)	$(2,301)	(1.1)	$14,493	5.1	$(603)	(0.1)	$40,901	5.1

(a) Gross profit is calculated as net sales less the cost of materials sold.
(b) Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Tons sold by our carbon flat products segment decreased 32 thousand tons, or 11.6%, to 249 thousand in the third quarter of 2019 from 281 thousand in the third quarter of 2018. Tons sold by our carbon flat products segment decreased 94 thousand tons, or 10.6% to 789 thousand in the first nine months of 2019 from 883 thousand in the first nine months of 2018. The decrease in tons sold is due to decreased customer demand for carbon flat products experienced in the metals industry, particularly in the agricultural and auto industries. We expect sales volumes in the fourth quarter of 2019 to be less than both third quarter 2019 and fourth quarter 2018 levels.

Net sales in our carbon flat products segment decreased $67.3 million, or 23.8%, to $215.5 million in the third quarter of 2019 from $282.8 million in the third quarter of 2018. The decrease in sales was due to a 11.6% decrease in sales volume, and a 13.8% decrease in average selling prices during the third quarter of 2019 compared to the third quarter of 2018. Average selling prices in the third quarter of 2019 were $867 per ton, compared to $1,006 per ton in the third quarter of 2018, and $958 per ton in the second quarter of 2019. Net sales in our carbon flat products segment decreased $53.1 million, or 6.6%, to $749.9 million in the first nine months of 2019 from $803.0 million in the first nine months of 2018. The decrease in sales was due to a 10.7% decrease in sales volume offset by a 4.6% increase in average selling prices. Average selling prices in the first nine months of 2019 were $951 per ton, compared to $909 per ton in the first nine months of 2018. The increase in the average selling price is a result of the market pricing dynamics discussed in the overview of Results of Operations above.

Cost of materials sold decreased $49.1 million, or 21.8%, to $176.3 million in the third quarter of 2019 from $225.4 million in the third quarter of 2018. Cost of materials sold decreased $9.9 million, or 1.5%, to $622.4 million in the first nine months of 2019 from $632.3 million in the first nine months of 2018. The decrease in cost of materials sold was due to a 10.7% decrease in sales volume offset by the impact of selling higher costed inventory during the 2019 period compared to the comparable 2018 period.

As a percentage of net sales, gross profit (as defined in footnote (a) in the table above) decreased to 18.2% in the third quarter of 2019 compared to 20.3% in the third quarter of 2018. Gross profit decreased $46 per ton to $158 per ton in the third quarter of 2019 from $204 per ton in the third quarter of 2018 and decreased $3 per ton from $161 per ton in the second quarter of 2019. As a percentage of net sales, gross profit decreased to 17.0% in the first nine months of 2019 compared to 21.3% in the first nine months of 2018. Gross profit decreased $31 per ton to $162 per ton in the first nine months of 2019 from $193 per ton in the first nine months of 2018. The decrease in gross profit in 2019 was primarily due to the impact of selling higher costed inventory in the first nine months and third quarter of 2019 compared to the first nine months and third quarter of 2018.

Operating expenses in the third quarter of 2019 decreased $1.4 million, or 3.2%, to $41.5 million from $42.9 million in the third quarter of 2018. As a percentage of net sales, operating expenses increased to 19.2% for the third quarter of 2019 from 15.2% in the comparable 2018 period. Operating expenses in the first nine months of 2019 decreased $1.7 million, or 1.2%, to $128.1 million from $129.8 million in the first nine months of 2018. As a percentage of net sales, operating expenses increased to 17.1% for the first nine months of 2019 from 16.2% in the comparable 2018 period. Distribution and payroll expenses decreased as a result of decreased sales and production volumes at our facilities and decreased variable performance based incentive compensation. The operating expense decreases were offset by the operating expense increases related to the acquisition of McCullough on January 2, 2019.

Operating loss for the third quarter of 2019 totaled $2.3 million, or 1.1% of net sales, compared to operating income of $14.5 million, or 5.1% of net sales for the third quarter of 2018. Operating loss for the first nine months of 2019 totaled $0.6 million, or 0.1% of net sales, compared to operating income of $40.9 million, or 5.1% of net sales for the first nine months of 2018.

Specialty metals flat products

The following table presents selected operating results for our specialty metals flat products segment for the periods indicated (dollars are shown in thousands, except for per ton information):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2019		2018		2019		2018
	$	% of net sales	$	% of net sales	$	% of net sales	$	% of net sales
Direct tons sold	34,956		32,534		101,417		94,937
Toll tons sold	3,257		4,072		9,972		5,338
Total tons sold	38,213		36,606		111,389		100,275

Net sales	$97,563	100.0	$92,153	100.0	$281,718	100.0	$255,037	100.0
Average selling price per ton	2,553		2,517		2,529		2,543
Cost of materials sold	83,696	85.8	77,928	84.6	242,136	85.9	216,726	85.0
Gross profit (a)	13,867	14.2	14,225	15.4	39,582	14.1	38,311	15.0
Operating expenses (b)	9,807	10.1	9,271	10.1	29,310	10.4	24,818	9.8
Operating income	$4,060	4.2	$4,954	5.4	$10,272	3.6	$13,493	5.3

(a) Gross profit is calculated as net sales less the cost of materials sold.
(b) Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Tons sold by our specialty metals flat products segment increased 1 thousand tons, or 4.4%, to 38 thousand in the third quarter of 2019 from 37 thousand in the third quarter of 2018. Tons sold by our specialty metals flat products segment increased 11 thousand tons, or 11.1%, to 111 thousand in the first nine months of 2019 from 100 thousand in the first nine months of 2018. The increase in tons sold in the first nine months of 2019 is due to the acquisition of Berlin Metals on April 2, 2018 and increased customer demand.

Net sales in our specialty metals flat products segment increased $5.4 million, or 5.9%, to $97.6 million in the third quarter of 2019 from $92.2 million in the third quarter of 2018. The increase in sales was due to the 4.4% volume increase and a 1.4% increase in the average selling prices during the third quarter of 2019 compared to the third quarter of 2018. Average selling prices in the third quarter of 2019 were $2,553 per ton compared to $2,517 per ton in the third quarter of 2018 and $2,569 per ton in the second quarter of 2019. Net sales in our specialty metals flat products segment increased $26.7 million, or 10.5%, to $281.7 million in the first nine months of 2019 from $255.0 million in the first nine months of 2018. The increase in sales was due to the 11.1% increase in sales volume offset by a 0.6% decrease in the average selling prices during the first nine months of 2019 compared to the first nine months of 2018. Average selling prices in the first nine months of 2019 were $2,529 per ton, compared with $2,543 per ton in the first nine months of 2018.

Cost of materials sold increased $5.8 million, or 7.4%, to $83.7 million in the third quarter of 2019 from $77.9 million in the third quarter of 2018. Cost of materials sold increased $25.4 million, or 11.7%, to $242.1 million in the first nine months of 2019 from $216.7 million in the first nine months of 2018. The increase in cost of materials sold during the first nine months of 2019 compared to the first nine months of 2018 was related to the acquisition of Berlin Metals on April 2, 2018.

As a percentage of net sales, gross profit (as defined in footnote (a) in the table above) decreased to 14.2% in the third quarter of 2019 from 15.4% in the third quarter of 2018. As a percentage of net sales, gross profit decreased to 14.1% in the first nine months of 2019 from 15.0% in the first nine months of 2018. The decrease in the gross profit percentage was a result of the impact of selling higher-costed inventory in the third quarter and first nine months of 2019 compared to the third quarter and first nine months of 2018.

Operating expenses in the third quarter of 2019 increased $0.5 million, or 5.8%, to $9.8 million from $9.3 million in the third quarter of 2018. As a percentage of net sales, operating expenses were 10.1% of net sales in both the third quarter of 2019 and the third quarter of 2018. Operating expenses in the first nine months of 2019 increased $4.5 million, or 18.1%, to $29.3 million from $24.8 million in the first nine months of 2018. As a percentage of net sales, operating expenses increased to 10.4% of net sales in the first nine months of 2019 compared to 9.8% for the first nine months of 2018. The increase in operating expenses in the first nine months of 2019 was related to the acquisition of Berlin Metals on April 2, 2018, as the first nine months of 2018 only included six months of operating expenses for Berlin Metals, as well as the addition of processing capabilities in our Schaumburg, Illinois and Streetsboro, Ohio locations.

Operating income for the third quarter of 2019 totaled $4.1 million, or 4.2% of net sales, compared to $5.0 million, or 5.4% of net sales, for the third quarter of 2018. Operating income for the first nine months of 2019 totaled $10.3 million, or 3.6% of net sales, compared to operating income of $13.4 million, or 5.3% of net sales, for the first nine months of 2018.

Tubular and pipe products

The following table presents selected operating results for our tubular and pipe products segment for the periods indicated (dollars are shown in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2019		2018		2019		2018
	$	% of net sales	$	% of net sales	$	% of net sales	$	% of net sales
Net sales	$71,152	100.0	$82,013	100.0	$227,661	100.0	$227,459	100.0
Cost of materials sold (a)	51,131	71.9	62,027	75.6	164,467	72.2	167,148	73.5
Gross profit (b)	20,021	28.1	19,986	24.4	63,194	27.8	60,311	26.5
Operating expenses (c)	15,559	21.9	16,884	20.5	48,641	21.4	48,394	21.2
Operating income	$4,462	6.3	$3,102	3.8	$14,553	6.5	$11,917	5.2

(a) Includes $1,000 and $1,250 of LIFO income for the three and nine months ended September 30, 2019, respectively. Includes $2,675 and $4,675 of LIFO expense for the three and nine months ended September 30, 2018, respectively.

(b) Gross profit is calculated as net sales less the cost of materials sold.
(c) Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Net sales decreased $10.8 million, or 13.2%, to $71.2 million in the third quarter of 2019 from $82.0 million in the third quarter of 2018. The decrease is a result of a 10.3% decrease in sales volume and a 3.3% decrease in average selling prices during the third quarter of 2019 compared to the third quarter of 2018. Net sales increased $0.2 million, or 0.1%, to $227.7 million in the first nine months of 2019 from $227.5 million in the first nine months of 2018. The increase is a result of a 1.7% increase in average selling prices offset by a 1.6% decrease in sales volume during the first nine months of 2019 compared to the first nine months of 2018.

Cost of materials sold decreased $10.9 million, or 17.6%, to $51.1 million in the third quarter of 2019 from $62.0 million in the third quarter of 2018. Cost of materials sold decreased $2.7 million, or 1.6%, to $164.5 million in the first nine months of 2019 from $167.1 million in the first nine months of 2018. The decrease in cost of materials sold is a result of decreased sales volume offset by the impact of $1.0 million and $1.3 million of LIFO income in the three and nine months ended September 30, 2019, respectively, compared to $2.7 million and $4.7 million of LIFO expense in the three and nine months ended September 30, 2018, respectively.

As a percentage of net sales, gross profit (as defined in footnote (b) in the table above) increased to 28.1% in the third quarter of 2019 compared to 24.4% in the third quarter of 2018. As a percentage of net sales, gross profit (as defined in footnote (b) in the table above) increased to 27.8% in the first nine months of 2019 compared to 26.5% in the first nine months of 2018. As a percentage of net sales, the LIFO income recorded in the third quarter and first nine months of 2019 increased gross profit by 1.4% and 0.6%, respectively. As a percentage of net sales, the LIFO expense recorded in the third quarter and first nine months of 2018 decreased gross profit by 3.3% and 2.1%, respectively.

Operating expenses in the third quarter of 2019 decreased $1.3 million, or 7.8%, to $15.6 million from $16.9 million in the third quarter of 2019. Operating expenses increased to 21.9% of net sales in the third quarter of 2019 compared to 20.5% in the third quarter of 2018. Operating expenses decreased as a result of lower distribution costs and employee related expenses. Operating expenses in the first nine months of 2019 decreased $0.2 million, or 0.5%, to $48.6 million from $48.4 million in the first nine months of 2019. Operating expenses increased to 21.4% of net sales in the first nine months of 2019 compared to 21.2% in the first nine months of 2018. Operating expenses increased as a result of higher selling costs and less labor and overhead capitalization into inventory.

Operating income for the third quarter 2019 totaled $4.5 million, or 6.3% of net sales, compared to $3.1 million, or 3.8% of net sales, for the third quarter of 2018. Operating income for the first nine months of 2019 totaled $14.6 million, or 6.5% of net sales, compared to $11.9 million, or 5.2% of net sales, in the first nine months of 2018.

Corporate expenses

Corporate expenses in the third quarter of 2019 decreased $1.3 million to $2.6 million, compared to $3.9 million in the third quarter of 2018. Corporate expenses decreased $2.4 million to $8.6 million in the first nine months of 2019 compared to $11.0 million in the first nine months of 2018. The decrease in corporate expenses is primarily attributable to decreased variable incentive compensation related to decreased operating income.

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

Operating Activities

For the nine months ended September 30, 2019, we generated $99.4 million of net cash for operations, net of assets acquired as part of the McCullough acquisition on January 2, 2019 and the EZ dumper acquisition on August 5, 2019, of which $19.5 million was generated from operating activities and $79.9 million was generated from working capital. For the nine months ended September 30, 2018, we used $63.1 million of net cash for operations, of which $52.0 million was generated from operating activities and $115.1 million was used for working capital investments.

Net cash from operations totaled $19.5 million during the first nine months of 2019 and mainly consisted of net income of $4.7 million, depreciation and amortization of $14.6 million and stock-based compensation of $1.9 million, offset by changes in other long-term assets and other long-term liabilities of $1.6 million. Net cash from operations totaled $52.0 million during the first nine months of 2018 and mainly consisted of net income of $35.1 million, depreciation and amortization of $13.2 million, other long-term liabilities of $3.2 million and stock-based compensation of $1.3 million.

Working capital as of September 30, 2019 totaled $348.3 million, a $86.0 million decrease from December 31, 2018. The decrease was primarily attributable to a $86.2 million decrease in inventories (resulting from decreased inventory purchases and lower average inventory costs in the third quarter of 2019 compared to the fourth quarter of 2018) and a $7.7 million decrease in accounts receivable (resulting from lower sales volume and lower selling prices experienced in the third quarter compared to the fourth quarter), offset by a $6.8 million decrease in accounts payable and outstanding checks and an $10.5 million decrease in accrued payroll and other accrued liabilities.

Investing Activities

Net cash used for investing activities was $18.4 million during the nine months ended September 30, 2019, compared to $42.2 million during the nine months ended September 30, 2018. $11.1 million was related to the acquisition of McCullough Industries and EZ Dumper and the $7.5 million of capital expenditures were primarily attributable to the completion of a building expansion and additional processing equipment at our existing facilities. During 2019, we expect our capital spending to be less than our annual depreciation expense.

Financing Activities

During the first nine months of 2019, $81.8 million of cash was used for financing activities, which primarily consisted of $79.5 million of net repayments under our ABL Credit Facility (as defined below), $1.5 million of stock repurchases and $0.7 million of dividends paid.

Dividends paid were $0.7 million for both the nine months ended September 30, 2019 and September 30, 2018. In November 2019, our Board of Directors approved a regular quarterly dividend of $0.02 per share, which will be paid on December 16, 2019 to shareholders of record as of December 2, 2019. Regular dividend distributions in the future are subject to the availability of cash, the $5.0 million annual limitation on cash dividends and common stock repurchases under our ABL Credit Facility and continuing determination by our Board of Directors that the payment of dividends remains in the best interest of our shareholders.

Stock Repurchase Program

In 2015, our Board of Directors authorized a stock repurchase program of up to 550,000 shares of our issued and outstanding common stock, which could include open market repurchases, negotiated block transactions, accelerated stock repurchases or open market solicitations for shares, all or some of which may be effected through Rule 10b5-1 plans. Repurchased shares will be held in our treasury, or canceled and retired as our Board may determine from time to time. Any repurchases of common stock are subject to the covenants contained in the ABL Credit Facility. Under the ABL Credit Facility, we may repurchase common stock and pay dividends up to $5.0 million in the aggregate during any trailing twelve months without restrictions. Purchases in excess of $5.0 million require us to (i) maintain availability in excess of 20% of the aggregate revolver commitments ($95.0 million as of September 30, 2019) or (ii) to maintain availability equal to or greater than 15% of the aggregate revolver commitments ($71.3 million as of September 30, 2019) and we must maintain a pro-forma ratio of EBITDA, minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00. The timing and amount of any repurchases under the stock repurchase program will depend upon several factors, including market and business conditions, and limitations under the ABL Credit Facility, and repurchases may be discontinued at any time.

During the three months ended September 30, 2019, we repurchased 171 shares, for an aggregate cost of $1 thousand. There were no shares repurchased during the three months ended September 30, 2018. During the nine months ended September 30, 2019, we repurchased 109,505 shares, for an aggregate cost of $1.5 million. There were no shares repurchased during the nine months ended September 30, 2018.

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

The ABL Credit Facility contains customary representations and warranties and certain covenants that limit our ability to, among other things: (i) incur or guarantee additional indebtedness; (ii) pay distributions on, redeem or repurchase capital stock or redeem or repurchase subordinated debt; (iii) make investments; (iv) sell assets; (v) enter into agreements that restrict distributions or other payments from restricted subsidiaries to us; (vi) incur liens securing indebtedness; (vii) consolidate, merge or transfer all or substantially all of our assets; and (viii) engage in transactions with affiliates. In addition, the ABL Credit Facility contains a financial covenant which requires (i) if any commitments or obligations are outstanding our availability is less than the greater of $30 million or 10.0% of the aggregate amount of revolver commitments ($47.5 million at September 30, 2019) or 10.0% of the aggregate borrowing base ($33.5 million at September 30, 2019) then we must maintain a ratio of Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA) minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00 for the most recent twelve fiscal month period.

We have the option to borrow under its revolver based on the agent’s base rate plus a premium ranging from 0.00% to 0.25% or the London Interbank Offered Rate (LIBOR) plus a premium ranging from 1.25% to 2.75%.

As of September 30, 2019, we were in compliance with our covenants and had approximately $109 million of availability under the ABL Credit Facility.

As of September 30, 2019, $1.4 million of bank financing fees were included in “Prepaid expenses and other” and “Other long-term assets” on the accompanying Consolidated Balance Sheets. The financing fees are being amortized over the five-year term of the ABL Credit Facility and are included in “Interest and other expense on debt” on the accompanying Consolidated Statements of Comprehensive Income.

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

Approximately 46% and 48% of our consolidated net sales during the first nine months of 2019 and 2018, respectively, were directly related to industrial machinery and equipment manufacturers and their fabricators.

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

Item 4. Controls and Procedures

The evaluation required by Rule 13a-15(e) of the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q has been carried out under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. These disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in reports that are filed with or submitted to the SEC is: (i) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2019, our disclosure controls and procedures were effective.

Beginning January 1, 2019, the Company implemented ASC 842, “Leases” ("Topic 842"). For its adoption, the Company implemented changes to its lease and financial reporting process and control activities within them, such as development of new entity-wide policies, ongoing lease reviews and manual changes to accommodate presentation and disclosure requirements.

Except for changes resulting from the implementation of Topic 842, there were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Items 1, 1A, 3, 4 and 5 of this Part II are either inapplicable or are answered in the negative and are omitted pursuant to the instructions to Part II.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

This table provides information with respect to purchases by the Company of shares of its Common Stock during the quarter ended September 30, 2019:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (a)
07/01/19 thru 07/31/19	-	$-	-	375,383
08/01/19 thru 08/31/19	171	10.05	171	375,212
09/01/19 thru 09/30/19	-	-	-	375,212
Total	171	$10.05	171

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

OLYMPIC STEEL, INC. (Registrant)

Date: November 8, 2019	By:	/s/ Richard T. Marabito
Richard T. Marabito Chief Executive Officer

By:	/s/ Richard A. Manson
Richard A. Manson
Chief Financial Officer (Principal Financial and Accounting Officer)