Form 10-K
period 2019-12-31
OLYMPIC STEEL INC
filed 2020-02-21
CIK 917470

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Year Ended December 31, 2019

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Small reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      Yes ☐ No ☒

As of June 28, 2019, the aggregate market value of voting stock held by non-affiliates of the registrant based on the closing price at which such stock was sold on the Nasdaq Global Select Market on such date approximated $121,663,479.

The number of shares of common stock outstanding as of February 21, 2020 was 11,001,068.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days of the close of its fiscal year ended December 31, 2019, portions of which document shall be deemed to be incorporated by reference in Part III of this Annual Report on Form 10-K from the date such document is filed.

TABLE OF CONTENTS

PART I

ITEM 1. BUSINESS

The Company

We are a leading metals service center that operates in three reportable segments; carbon flat products, specialty metals flat products, and tubular and pipe products. We provide metals processing and distribution services for a wide range of customers. Our carbon flat products segment’s focus is on the direct sale and distribution of large volumes of processed carbon and coated flat-rolled sheet, coil and plate products and fabricated parts. Through the acquisition of McCullough Industries (McCullough) on January 2, 2019, our carbon flat products segment expanded its product offerings to include self-dumping metal hoppers and through the acquisition of EZ Dumper on August 5, 2019, to include steel and stainless-steel dump inserts for pickup truck and service truck beds. Our specialty metals flat products segment’s focus is on the direct sale and distribution of processed aluminum and stainless flat-rolled sheet and coil products, flat bar products and fabricated parts. Through the acquisition of Berlin Metals, LLC (Berlin Metals) on April 2, 2018, our specialty metals flat products segment expanded its product offerings to include differing types of stainless flat-rolled sheet and coil and prime tin mill products. In addition, we distribute metal tubing, pipe, bar, valves and fittings and fabricate pressure parts supplied to various industrial markets through our tubular and pipe products segment. Products that require more value-added processing generally have a higher gross profit. Accordingly, our overall gross profit is affected by, among other things, product mix, the amount of processing performed, the demand for and availability of metals, and volatility in selling prices and material purchase costs. We also perform toll processing of customer-owned metals. We sell certain products internationally, primarily in Canada and Mexico. International sales are immaterial to our consolidated financial results and to the individual segments’ results.

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

In 2011, we acquired Chicago Tube and Iron, or CTI, a private leading distributor of tubing, pipe, bar, valves, and fittings, which represents our tubular and pipe products segment. In April 2018, we acquired the net assets of Berlin Metals, and in January 2019, we acquired the net assets of McCullough Industries and in August, 2019 certain assets related to the manufacturing of the EZ-Dumper® hydraulic dump inserts.

Michael Siegal, the son of one of our founders, began his career with us in the early 1970s and serves as our Executive Chairman of the Board of Directors. Mr. Siegal served as our Chief Executive Officer from 1984 until the end of 2018. Richard T. Marabito has served as our Chief Executive Officer since January 2019. Mr. Marabito joined us in 1994 as Corporate Controller and served as our Chief Financial Officer from 2000 until the end of 2018. Richard A. Manson has served as our Chief Financial Officer since January 2019. Mr. Manson has served in various capacities at our company since 1996, most recently serving as our Vice President and Treasurer. Effective January 1, 2020, Andrew S. Greiff succeeded David A. Wolfort as President in addition to his role as Chief Operating Officer. Mr. Greiff joined us in 2009 and most recently served as our Executive Vice President and Chief Operating Officer.

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

We are focused on specific operating objectives including: (i) improving safety performance; (ii) managing inventory turnover; (iii) managing operating expenses; (iv) diversifying product offerings; (v) growing our market share; (vi) maintaining targeted cash turnover rates; (vii) investing in technology and business information systems and; (viii) providing on-time delivery and quality performance for our customers.

These operating objectives are supported by:

●	A set of core values, which are communicated, practiced and measured throughout the Company.
●	An internal communications program designed to engage and motivate employees to support our strategy, values and culture.
●

Our “flawless execution” program (Fe), which is an internal recognition program that rewards employees who achieve profitable growth by delivering superior customer service and exceeding customer expectations.

●	Operational initiatives designed to improve efficiencies and reduce costs by improving processes and creating an environment to facilitate change and improve the way we work and create value.
●	Information systems and key metric reporting to focus managers on achieving specific operating objectives.
●	Alignment of compensation with the financial objectives and performance of the Company and the achievement of specific financial and operating objectives.

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

Investments and Acquisitions. During 2019 and 2018 we accelerated our growth through acquisitions and capital investments in facilities and processing equipment. Our Vice President of Strategic Development’s focus is on profitable growth opportunities, including acquisitions.

On August 5, 2019, we acquired certain assets related to the manufacturing of the EZ-Dumper® hydraulic dump inserts. The dump inserts are sold through a network of more than 100 dealers across the United States and Canada from our processing facilities in Chambersburg, Pennsylvania. On January 2, 2019, we acquired substantially all of the net assets of McCullough, based in Kenton, Ohio. McCullough is a manufacturer of self-dumping hoppers used in a variety of industrial applications. The downstream vertical integration of McCullough represents our first acquisition of a manufacturer of metal-intensive branded products, which allows us to deploy our purchasing, logistics and processing expertise to achieve synergies, expand margins and increase returns.

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

In addition to the acquisitions noted above, our capital investments during the past three years have primarily consisted of a building and equipment expansion in Chicago to expand our capabilities to process specialty metals, an additional slitter for our specialty metals flat products segment, processing equipment for our expanded value-added customer base in Winder, Georgia, added tube and pipe distribution capabilities from our Locust, North Carolina facility, and additional processing equipment for all three of our segments.

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

Management. We believe one of our strengths is the depth, knowledge and experience of our management team. In addition to our executive officers, members of our senior management team have a diversity of backgrounds within the metals industry, including management positions at metals producers and other metals service centers. They average 29 years of experience in the metals industry and 19 years with our company. Effective January 1, 2020 and January 1, 2019, we executed a succession plan which allowed us to further enhance our management team by the promotions of several employees to executive management positions within the organization.

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

Through CTI, we maintain inventory of round, square, and rectangular mechanical and structural tubing; hydraulic and stainless tubing; boiler tubing; carbon, stainless, and aluminum pipe; and valves and fittings. CTI provides a variety of value added services to its tube and pipe product line, including saw cutting, laser cutting, beveling, threading and grooving. CTI also fabricates pressure components supplied to various industrial markets.

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

With the acquisitions of EZ Dumper and McCullough Industries, we also manufacture hydraulic dump inserts and self-dumping hoppers.

The flat products segment is separated into two reportable segments; carbon flat products and specialty metals flat products. The flat products segments’ assets and resources are shared by the carbon and specialty metals segments and both segments’ products are, in some instances, stored in the shared facilities and processed on the shared equipment.

The following table sets forth, as of December 31, 2019, the major pieces of processing equipment in operation by segment:

Processing Equipment	Consolidated Flat Products	Tubular and Pipe Products	Total
Tempering	3	-	3
Stretcher-leveling	2	-	2
Cutting-to-length	14	13	27
Slitting	15	-	15
Shearing	8	-	8
Blanking	4	-	4
Plate processing	23	-	23
Laser processing	29	9	38
Forming	20	-	20
Machining	39	85	124
Painting	1	1	2
Tube processing	2	39	41
Finishing	24	3	27
Total	184	150	334

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

In addition, 26 of our facilities have earned International Organization for Standardization (ISO) 9001:2015 certifications. Detroit has earned both International Automotive Task Force (IATF) 16949:2016 and (ISO) 14001:2105 certifications. CTI has earned The American Society of Mechanical Engineers S Certification and The National Board of Boiler & Pressure Vessel Inspectors R Certification. Our office building in Winder, Georgia has received Leadership in Energy and Environmental Design (LEED) certification.

Customers and Distribution

We have a diverse customer and geographic base, which helps to reduce the inherent risk and cyclicality of our business. Net sales to our top three customers, in the aggregate, approximated 10%, 9% and 8% of our consolidated net sales in 2019, 2018 and 2017, respectively. We serve customers in metals consuming industries, including manufacturers and fabricators of transportation and material handling lift equipment, construction, mining and farm equipment, storage tanks, environmental and energy generation equipment, automobiles, food service and electrical equipment, military vehicles and equipment, as well as general and plate fabricators and metals service centers. The table below shows the percentage of our consolidated net sales to the largest industries for the past three years.

Industry	2019	2018	2017
Industrial machinery and equipment manufacturers and their fabricators	46%	48%	51%
Residential and commercial construction	13%	13%	9%
Automobile manufacturers and their suppliers	11%	10%	9%
Metals service centers	8%	10%	11%
Transportation equipment manufacturers	8%	8%	6%
All others <5%	14%	11%	14%

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

The metals producing supply base has experienced significant consolidation, with a few suppliers accounting for a majority of the domestic carbon steel market. We purchased approximately 57% and 52% of our total metals requirements from our three largest suppliers in 2019 and 2018, respectively. Although we have no long-term supply commitments, we believe we have good relationships with our metals suppliers. If, in the future, we are unable to obtain sufficient amounts of metals on a timely basis, we may not be able to obtain metals from alternate sources at competitive prices. In addition, interruptions or reductions in our supply of metals could make it difficult to satisfy our customers’ just-in-time delivery requirements, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Competition

Our principal markets are highly competitive. We compete with other public and private regional and national metals service centers, single location service centers and, to a certain degree, metals producers and intermediate metals processors on a regional basis. We have different competitors for each of our products and within each region.  We compete on the basis of price, product selection and availability, customer service, value-added capabilities, quality, financial strength and geographic proximity. Certain of our competitors have greater financial and operating resources than we have.

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

Employees

At December 31, 2019, we employed approximately 1,860 people. Approximately 300 of the hourly plant personnel are represented by nine separate collective bargaining units. The table below shows the expiration dates of the collective bargaining agreements.

Facility	Expiration date
Locust, North Carolina	March 4, 2020
Romeoville, Illinois	May 31, 2020
Minneapolis coil, Minnesota	September 30, 2020
Indianapolis, Indiana	January 29, 2021
St. Paul, Minnesota	May 25, 2021
Milan, Illinois	August 12, 2021
Minneapolis plate, Minnesota	March 31, 2022
Detroit, Michigan	August 31, 2022
Hammond, Indiana	November 30, 2024

We have never experienced a work stoppage and we believe that our relationship with employees is good. However, any prolonged work stoppages by our personnel represented by collective bargaining units could have a material adverse impact on our business, financial condition, results of operations and cash flows.

Service Marks, Trade Names and Patents

We conduct our business under the name “Olympic Steel.” A provision of federal law grants exclusive rights to the word “Olympic” to the U.S. Olympic Committee. The U.S. Supreme Court has recognized, however, that certain users may continue to use the word based on long-term and continuous use. We have used the name Olympic Steel since 1954, but are prevented from registering the name “Olympic” and from being qualified to do business as a foreign corporation under that name in certain states. In such states, we have registered under different names, including “Oly Steel” and “Olympia Steel.” Our wholly-owned subsidiary, Olympic Steel Lafayette, Inc., does business in certain states under the names “Olympic Steel Detroit,” “Lafayette Steel and Processing” and “Lafayette Steel.” Our wholly-owned subsidiary, Olympic Steel Iowa, Inc. does business in certain states under the name “Oly Steel Iowa, Inc.”. Our North Carolina operation conducted business under the name “Olympic Steel North Carolina.” Our Integrity Stainless operation conducts business under the name “Integrity Stainless.” Our CTI operation conducts business under the name “CTI Power.” Our operation in Monterrey, Mexico operates under the name “Metales de Olympic S. de.R.L. de C.V.” We operate under the name “Berlin Metals” through our B Metals, Inc. subsidiary. We operate under the name “McCullough Industries” through our MCI, Inc. subsidiary and we conduct business under the name “EZ Dumper” for certain of our products.

We hold a trademark for our stainless steel sheet and plate product “OLY-FLATBRITE,” which has a unique combination of surface finish and flatness and for our “WRIGHT” self-dumping metal hoppers produced by McCullough Industries.

The “EZ DUMPER®” tradename was acquired by us in conjunction with the acquisition of certain assets related to the manufacturing of the EZ Dumper hydraulic dump inserts.

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

Forward-Looking Information

This Annual Report on Form 10-K and other documents we file with the SEC contain various forward-looking statements that are based on current expectations, estimates, forecasts and projections about our future performance, business, our beliefs and our management’s assumptions. In addition, we, or others on our behalf, may make forward-looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, conferences, webcasts, phone calls and conference calls. Words such as “may,” “will,” “anticipate,” “should,” “intend,” “expect,” “believe,” “estimate,” “project,” “plan,” “potential,” and “continue,” as well as the negative of these terms or similar expressions are intended to identify forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those implied by such statements including, but not limited to, those set forth in Item 1A (Risk Factors) below and the following:

●	risks of falling metals prices and inventory devaluation;
●	general and global business, economic, financial and political conditions, including the 2020 U.S. election;
●	competitive factors such as the availability, global pricing of metals and production levels (including the increased U.S. capacity), industry shipping and inventory levels and rapid fluctuations in customer demand and metals pricing;
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

Global demand and global metals pricing, supply and demand are impacted by quotas and tariffs imposed as a result of government actions. The tariffs initiated by the U.S. government in 2018 under Section 232 of the Trade Expansion Act of 1962 (section 232 tariffs) resulted in increased metals prices in the United States during 2018. The subsequent deletion and addition of country-specific tariffs during both 2018 and 2019 has caused uncertainty in the metals marketplace. Any additional future tariffs or quotas imposed on steel and aluminum imports may increase the price of metal, which may impact our sales, gross margin and profitability if we are unable to pass the increased prices onto our customers. The prolonged imposition of tariffs could also lead to additional trade disputes that could impact the global demand for metals and impact on sales, gross margin and profitability. Conversely, the removal of existing tariffs could cause the price of metal to decline, which may impact our sales, gross margin and profitability.

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

Approximately 46% of our 2019 consolidated net sales were to industrial machinery and equipment manufacturers and their fabricators. Due to the concentration of customers in the industrial machinery and equipment industry, a decline in production levels in that industry could result in lower sales, gross profits and profitability. Approximately 11% of our 2019 consolidated net sales were to automotive manufacturers or manufacturers of automotive components and parts, whom we refer to as automotive customers. Historically, due to the concentration of customers in the automotive industry, our gross profits on these sales have generally been less than our gross profits on sales to customers in other industries.

Our success is dependent upon our relationships with certain key customers.

We have derived and expect to continue to derive a significant portion of our revenues from a relatively limited number of customers. Collectively, our top three customers accounted for approximately 10% and 9% of our consolidated net sales in 2019 and 2018, respectively. Approximately 46% and 48% of our consolidated net sales during 2019 and 2018, respectively, were directly related to industrial machinery and equipment manufacturers and their fabricators. Due to the large concentration of customers in few segments, changes to demand of product by customers in the industrial machinery and equipment manufacturers and their fabricators could have a material adverse effect on our business, our results of operations and our cash flows. Many of our larger customers commit to purchase on a regular basis at agreed upon prices over periods from three to twelve months. We generally do not have long-term contracts with our customers. As a result, the relationship, as well as particular orders, can generally be terminated with relatively little advance notice. The loss of any one of our major customers or decrease in demand by those customers or credit constraints placed on them could have a material adverse effect on our business, our results of operations and our cash flows.

Capital deployed for acquisitions and processing equipment investments at our existing locations may be unable to achieve expected results, or sustain our growth and events or circumstances that could adversely impact operations could have a material adverse effect on our results of operations.

We have grown through acquisitions and by increasing sales and services to our existing customers, aggressively pursuing new customers and services, building or purchasing new facilities, acquiring and upgrading processing equipment and expanded our product mix in order to expand the range of customer services and products that we offer. We intend to actively pursue our growth strategy in the future.

Future expansion or construction projects, could have adverse effects on our results of operations due to the impact of the associated start-up costs and the potential for underutilization in the start-up phase of a facility. While we continue to pursue potential acquisition targets, we are unable to predict whether or when any prospective acquisition candidate will become available or the likelihood that any acquisition will be completed. Moreover, in pursuing acquisition opportunities, we may compete for acquisition targets with other companies with similar growth strategies that may be larger and have greater financial and other resources than we have. Competition among potential acquirers could result in increased prices for acquisition targets. As a result, we may not be able to consummate acquisitions on terms satisfactory to us, or at all.

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

If any of these providers were to fail to deliver materials to us in a timely manner, we may be unable to process and deliver our products in response to customer demand. If any of these third parties were to cease operations or cease doing business with us, we may be unable to replace them at a reasonable cost. In addition, the implementation of Electronic Logging Device rules in the United States began impacting the availability of drivers and third-party trucks in 2018 and significantly increased the price of transportation services in the United States. Failure of a third-party transportation provider to provide transportation services could harm our reputation, negatively affect our customer relationships and have a material adverse effect on our financial position and results of operations.

The economic expansion created a significant demand for labor in the United States, resulting in record low unemployment rates. The demand for skilled labor resulted in the need to increase pay rates in certain markets. Our operations are dependent on the labor used to operate our equipment and deliver products to our customers. Decreased availability of labor could harm our reputation, negatively affect our customer relationships and have a material adverse effect on our financial position and results of operations.

The availability of drivers and labor is integral to our operations, and increases in our cost of transportation or labor may have a material adverse effect on our financial position and results of operations.

Increased metals capacity or an interruption in the sources of our metals supply could have a material adverse effect on our results of operations.

We purchased approximately 57% and 52% of our total metals requirements from our three largest suppliers in 2019 and 2018, respectively. Over the past year, increased capacity has been added in the U.S. market. The addition of new mill sources and decreased domestic demand could lead to domestic over capacity, which could lead to a decrease in steel prices, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

The borrowings under our credit facility are primarily at variable interest rates. If interest rates in the future were to increase 100 basis points (1.0%) from December 31, 2019 rates and, assuming no change in total debt from December 31, 2019 levels, the additional annual interest expense to us would be approximately $1.2 million.

We depend on our senior management team and the loss of any member could prevent us from implementing our business strategy.

Our success is dependent upon the management and leadership skills of our senior management team. Effective January 1, 2019, Michael Siegal began serving as our Executive Chairman of the Board after serving as our Chief Executive Officer since 1984. Richard T. Marabito began serving as our Chief Executive Officer after serving as our Chief Financial Officer since 2010, and Richard A. Manson began serving as our Chief Financial Officer after serving as our Vice President and Treasurer since 2013. Andrew Greiff began serving as our President and Chief Operating Officer effective January 1, 2020 after serving as our Executive Vice President and Chief Operating Officer since 2016. The loss of any member of our senior management team or the failure to attract and retain additional qualified personnel could prevent us from implementing our business strategy. We have employment agreements, which include non-competition provisions, with our Chief Executive Officer, our President and Chief Operating Officer, and our Chief Financial Officer that expire on January 1, 2024, January 1, 2025, and January 1, 2022, respectively.

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

At December 31, 2019, we employed approximately 1,860 people. Approximately 300 of the hourly plant personnel are represented by nine separate collective bargaining units. Any prolonged work stoppages by our personnel represented by collective bargaining units could have a material adverse impact on our business, financial condition, results of operations and cash flows.

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

Through CTI, we contribute to one multiemployer pension plan.  The risks of participating in the multiemployer plan are different from a single-employer plan in that 1) assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers, 2) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers, and 3) if CTI chooses to stop participating in the multiemployer plan, CTI may be required to pay the plan an amount based on the unfunded status of the plan, referred to as a withdrawal liability.

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

Uncertainty relating to the calculation of London Interbank Offered Rate (LIBOR) and other reference rates and their potential discontinuance may adversely affect interest expense related to our outstanding debt, including amounts borrowed under our asset-based credit facility (ABL Credit Facility).

National and international regulators and law enforcement agencies have conducted investigations into a number of rates or indices, which are deemed to be “reference rates.” Actions by such regulators and law enforcement agencies may result in changes to the manner in which certain reference rates are determined, their discontinuance, or the establishment of alternative reference rates. In particular, on July 27, 2017, the Chief Executive of the U.K. Financial Conduct Authority, which regulates LIBOR, announced that it will no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021. Such announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. As such, it appears highly likely that LIBOR will be discontinued or modified by the end of 2021.

At this time, it is not possible to predict the effect that these developments, any discontinuance, modification or other reforms to LIBOR or any other reference rate, or the establishment of alternative reference rates, may have on LIBOR or other benchmarks, including LIBOR-based borrowings under our ABL Credit Facility. Furthermore, the use of alternative reference rates or other reforms could cause the market value of, the applicable interest rate on and the amount of interest paid on our benchmark-based borrowings to be materially different than expected and could materially adversely impact our ability to refinance such borrowings or raise future indebtedness on a cost effective basis.

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

Michael D. Siegal, our Executive Chairman of the Board and one of our largest shareholders, owned approximately 11.5% of our outstanding common stock as of December 31, 2019. Mr. Siegal may have the ability to significantly influence matters requiring shareholder approval. In deciding how to vote on such matters, Mr. Siegal may be influenced by interests that conflict with yours.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We believe that our properties are strategically situated relative to our domestic suppliers, our customers and each other, allowing us to support customers from multiple locations. Product is shipped from the most advantageous facility, regardless of where the customer order is taken. The facilities are located in the hubs of major metals consumption markets, and within a 250-mile radius of most of our customers, a distance approximating the one-day driving and delivery limit for truck shipments. During 2019, we terminated the lease on the Washington distribution facility and entered into a lease commencing March 2020 for a processing facility in Buford, Georgia.

The following table sets forth certain information concerning our principal properties including which segment’s products are serviced out of each location:

					Segment
Operation	Location	Square Feet	Function	Owned or Leased	Carbon	Specialty Metals	Tube and Pipe
Cleveland	Bedford Heights, Ohio (1)	127,000	Corporate offices, coil processing and distribution center	Owned	✔	✔
	Bedford Heights, Ohio (1)	121,500	Coil and plate processing, distribution center and offices	Owned	✔	✔	✔
	Bedford Heights, Ohio (1)	59,500	Plate processing, distribution center and offices	Leased (2)	✔
	Dover, Ohio	62,000	Plate processing, fabrication and distribution center	Owned	✔
Minneapolis	Plymouth, Minnesota	196,800	Coil and plate processing, distribution center and offices	Owned	✔	✔
	Plymouth, Minnesota	112,200	Plate processing, fabrication, distribution center and offices	Owned	✔
Chambersburg	Chambersburg, Pennsylvania	157,000	Plate processing, distribution center and offices	Owned	✔
	Chambersburg, Pennsylvania	150,000	Plate processing, fabrication, manufacturing, distribution center and offices	Owned	✔
Iowa	Bettendorf, Iowa	244,000	Coil and plate processing, fabrication, distribution center and offices	Owned	✔	✔
Winder	Winder, Georgia	285,000	Coil and plate processing, fabrication, distribution center and offices	Owned	✔	✔	✔
Detroit	Detroit, Michigan	256,000	Coil processing, distribution center and offices	Owned	✔	✔
Kentucky	Mt. Sterling, Kentucky	100,000	Plate processing, fabrication and distribution center	Owned	✔
	Mt. Sterling, Kentucky	107,000	Distribution center and offices	Owned	✔		✔
Gary	Gary, Indiana	183,000	Coil processing, distribution center and offices	Owned	✔	✔
Connecticut	Milford, Connecticut	134,000	Coil processing, distribution center and offices	Owned	✔	✔
Chicago	Schaumburg, Illinois	122,500	Coil and sheet processing, distribution center and offices	Owned	✔	✔
Berlin Metals	Hammond, Indiana	117,950	Coil processing, distribution center and offices	Leased (3)		✔
McCullough Industries	Kenton, Ohio	75,000	Manufacturing facility	Owned	✔	✔
Streetsboro	Streetsboro, Ohio	66,200	Coil and sheet processing, distribution center and offices	Owned		✔
	Latrobe, Pennsylvania	43,200	Coil and sheet processing, distribution center	Leased (4)		✔
Mexico	Monterrey, Mexico	60,000	Distribution center	Leased (5)	✔	✔	✔
Chicago	Romeoville, Illinois	363,000	Corporate offices, fabrication and distribution center	Owned			✔
St. Paul	St. Paul, Minnesota	132,000	Distribution center and offices	Owned			✔

					Segment
Operation	Location	Square Feet	Function	Owned or Leased	Carbon	Specialty Metals	Tube and Pipe
Charlotte	Locust, North Carolina	127,600	Distribution center, fabrication and offices	Owned			✔
Fond du Lac	Fond du Lac, Wisconsin	117,000	Distribution center and offices	Owned	✔		✔
Indianapolis	Indianapolis, Indiana	79,000	Distribution center and offices	Owned			✔
Quad Cities	Milan, Illinois	57,600	Distribution center and offices	Owned			✔
Des Moines	Ankeny, Iowa	50,000	Distribution center and offices	Owned			✔
Owatonna	Owatonna, Minnesota	23,000	Production cutting center	Owned			✔

(1)	The Bedford Heights facilities are all adjacent properties.
(2)	This facility is leased from a related party. The lease expires on December 31, 2023, with renewal options.
(3)	The lease on this facility expires on August 31, 2024, with renewal options.
(4)	The lease on this facility expires on May 1, 2024.
(5)	The lease on this facility expires on August 31, 2021. 75% of the facility is sub-leased to an unrelated party on a quarter-to-quarter basis.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

This information is included in this Annual Report on Form 10-K pursuant to Instruction 3 of Item 401(b) of Regulation S-K. The following is a list of our executive officers and a brief description of their business experience. Each executive officer will hold office until his successor is chosen and qualified.

Michael D. Siegal, age 67, has served as the Executive Chairman of our Board of Directors since January 2019. He previously served as our Chief Executive Officer from 1984 until December 2018 and as Chairman of our Board of Directors from 1994 until December 2018.  From 1984 until January 2001, he also served as our President.  He has been employed by us in a variety of capacities since 1974. Mr. Siegal serves on the Board of Directors of Cleveland-Cliffs, Inc. and Twin City Fan. He is also the immediate past Board Chair of the Jewish Federations of North America and is currently on the Board of the Development Corporation for Israel and the Chair of the Board of Trustees of the Jewish Agency for Israel.

Richard T. Marabito, age 56, has served as our Chief Executive Officer since January 2019. From March 2000 through December 2018, he served as our Chief Financial Officer. He joined us in 1994 as Corporate Controller and served in this capacity until March 2000. He also served as Treasurer from 1994 through 2002 and again from 2010 through 2012. Prior to joining us, Mr. Marabito served as Corporate Controller for a publicly traded wholesale distribution company and was employed by a national accounting firm in its audit department. Mr. Marabito is a Vice Chair and Board member of the Metals Service Center Institute (MSCI). He is the Chair of the MSCI’s Governance Committee and past Chair of its Foundation for Education and Research. He served as a Governance board member of the Make-A-Wish Foundation of Ohio, Kentucky and Indiana and was past Chair of its Northeast Ohio regional board. Mr. Marabito also served on the Board of Trustees and was the Treasurer for Hawken School in Cleveland, Ohio.

Richard A. Manson, age 51, has served as our Chief Financial Officer since January 2019, and has been employed by us since 1996.  From January 2013 through December 2018, he served as our Vice President and Treasurer. From March 2010 through December 2012, he served as our Vice President of Human Resources and Administration.  From January 2003 through March 2010, he served as our Treasurer and Corporate Controller.  From 1996 through 2002, he served as our Director of Taxes and Risk Management.  Prior to joining us, Mr. Manson was employed for seven years by a national accounting firm in its tax department.  Mr. Manson is a Board Member of the Cleveland Catholic Cemeteries Association and a member of the Advisory Board of Seeds for Literacy.  Mr. Manson is a certified public accountant and member of the Ohio Society of Certified Public Accountants and the American Institute of Certified Public Accountants.

Andrew S. Greiff, age 58, has served as our President and Chief Operating Officer since January 2020. From August 2016 through December 2019, he served as Executive Vice President and Chief Operating Officer. He previously served as President, Specialty Metals from 2011 to 2016 after having joined us in 2009 as Vice President of Specialty Metals. Prior thereto, Mr. Greiff spent 24 years in various positions within the steel industry and served as the President and CEO of his own steel trading company. Mr. Greiff is a past director of Hawken School, the MSCI Specialty Metals Product Council, Jewish Big Brother Big Sister and the Anti Defamation League.

Lisa K. Christen, age 43, has served as our Treasurer and Corporate Controller since January 2019, and has been employed by us since 1999.  From March 2010 through December 2018, she served as our Corporate Controller. From 1999 through 2010 she served in various positions within the accounting department.  Ms. Christen serves as the Treasurer and is a Board Member of Seton Catholic School in Hudson, Ohio. Ms. Christen is a certified public accountant and member of the Ohio Society of Certified Public Accountants.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock trades on the Nasdaq Global Select Market under the symbol “ZEUS.”

Holders of Record

As of January 31, 2020, we estimate there were approximately 52 holders of record and 4,633 beneficial holders of our common stock.

Dividends

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

Issuer Purchases of Equity Securities

We did not purchase any of our equity securities during the quarter ended December 31, 2019.

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

Recent Sales of Unregistered Securities

We did not have any unregistered sales of equity securities during the quarter ended December 31, 2019.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected financial and other data for each of the five years in the period ended December 31, 2019. The data presented should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

	For the Years Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands, except per share data)

Income Statement Data:
Net sales	$1,579,040	$1,715,081	$1,330,696	$1,055,116	$1,175,543
Cost of materials sold	1,280,110	1,372,954	1,055,212	820,040	942,214
Gross profit (a)	298,930	342,127	275,484	235,076	233,329
Operating expenses (b)	282,320	285,075	251,498	229,328	236,157
Goodwill and intangible asset impairment	-	-	-	-	24,951
Operating income (loss)	16,610	57,052	23,986	5,748	(27,779)
Interest and other expense on debt	11,289	10,681	7,518	5,273	5,690
Income (loss) before income taxes	5,289	46,064	16,350	420	(33,594)
Net income (loss) (c)	$3,856	$33,759	$18,963	$(1,078)	$(26,777)

Per Share Data:
Net income (loss) - basic (d)	$0.34	$2.95	$1.67	$(0.10)	$(2.39)
Net income (loss) - diluted (e)	$0.34	$2.95	$1.67	$(0.10)	$(2.39)
Dividends paid	$0.08	$0.08	$0.08	$0.08	$0.08

Shares Outstanding:
Weighted average shares - basic	11,509	11,432	11,381	11,210	11,192
Weighted average shares - diluted	11,509	11,440	11,381	11,210	11,192

Balance Sheet Data (as of December 31):
Current assets (f)	$419,842	$562,769	$420,136	$364,940	$308,946
Current liabilities (f)	101,087	128,427	111,147	104,898	77,060
Working capital (g)	318,755	434,342	308,989	260,042	231,886
Total assets (f)	649,555	760,740	604,158	556,068	511,880
Total debt	192,925	302,530	197,165	166,424	148,490
Shareholders' equity	$308,352	$306,991	$272,583	$253,390	$254,695

(a)

Gross profit is calculated as net sales less the cost of materials sold (includes LIFO income of $3,669 in 2019, LIFO expense of $8,408 and $2,707, in 2018 and 2017, respectively and LIFO income of $1,489 and $3,347 in 2016 and 2015, respectively).

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

Overview

We are a leading metals service center that operates in three reportable segments; carbon flat products, specialty metals flat products, and tubular and pipe products. We provide metals processing and distribution services for a wide range of customers. Our carbon flat products segment’s focus is on the direct sale and distribution of large volumes of processed carbon and coated flat-rolled sheet, coil and plate products and fabricated parts. Through the acquisition of McCullough Industries, or McCullough, on January 2, 2019, our carbon flat products segment expanded its product offerings to include self-dumping metal hoppers and through the acquisition of EZ Dumper on August 5, 2019, to include steel and stainless- steel dump inserts for pickup truck and service truck beds. Our specialty metals flat products segment’s focus is on the direct sale and distribution of processed aluminum and stainless flat-rolled sheet and coil products, flat bar products and fabricated parts. Through the acquisition of Berlin Metals, LLC, or Berlin Metals, on April 2, 2018, our specialty metals flat products segment expanded its product offerings to include differing types of stainless flat-rolled sheet and coil and prime tin mill products. In addition, we distribute metal tubing, pipe, bar, valves and fittings and fabricate pressure parts supplied to various industrial markets through our tubular and pipe products segment. Products that require more value-added processing generally have a higher gross profit. Accordingly, our overall gross profit is affected by, among other things, product mix, the amount of processing performed, the demand for and availability of metals, and volatility in selling prices and material purchase costs. We also perform toll processing of customer-owned metals. We sell certain products internationally, primarily in Canada and Mexico. International sales are immaterial to our consolidated financial results and to the individual segments’ results.

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

 Results of Operations

This section of this Form 10-K generally discusses 2019 and 2018 items and year-to-year comparisons between 2019 and 2018. Discussions of 2017 items and year-to-year comparisons between 2018 and 2017 that are not included in this Form 10-K can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

2019 Compared to 2018

Our results of operations are impacted by the market price of metals. Through 2017 and the first seven months of 2018, metals prices increased significantly and changes to our net sales, cost of materials sold, gross profit, cost of inventory and profitability, were all impacted by industry metals pricing. The price increases resulted in metals pricing reaching its highest point in 10 years in July 2018. The increases were driven by both the tariffs initiated by the U.S. government in 2018 under Section 232 of the Trade Expansion Act of 1962 (section 232 tariffs) and strong customer demand. Since the third quarter of 2018, market prices for metals have declined, and overall metals market prices during 2019 were lower than 2018. The rapid decline of metals pricing during 2019 negatively impacted our financial results during 2019, primarily in the carbon flat-products segment. In addition, lower customer demand in 2019 compared to 2018, primarily in the carbon flat-products segment, negatively impacted our sales, gross profit and profitability.

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

Operating results for 2019 include the additional revenues and operating expenses resulting from the acquisitions of McCullough industries on January 2, 2019 and EZ Dumper on August 5, 2019.  2018 operating results include the additional revenues and operating expenses resulting from the acquisition of Berlin Metals on April 2, 2018.

Consolidated Operations

The following table sets forth certain consolidated income statement data for the years ended December 31, 2019 and 2018 (dollars shown in thousands):

	2019		2018
	$	% of net sales	$	% of net sales
Net sales	$1,579,040	100.0	$1,715,081	100.0
Cost of materials sold (a)	1,280,110	81.1	1,372,954	80.1
Gross profit (b)	298,930	18.9	342,127	19.9
Operating expenses (c)	282,320	17.9	285,075	16.6
Operating income	16,610	1.1	57,052	3.3
Other loss, net	(32)	(0.0)	(307)	(0.0)
Interest and other expense on debt	11,289	0.7	10,681	0.6
Income before income taxes	5,289	0.3	46,064	2.7
Income taxes	1,433	0.1	12,305	0.7
Net income	$3,856	0.2	$33,759	2.0

(a) Includes $3,669 of LIFO income and $8,408 of LIFO expense for 2019 and 2018, respectively.
(b) Gross profit is calculated as net sales less the cost of materials sold.
(c) Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Net sales decreased $136.0 million, or 7.9%, to $1.6 billion in 2019 from $1.7 billion in 2018. Carbon flat products net sales decreased $146.4 million, or 13.6%, in 2019 compared to 2018 and were 58.7% of total net sales in 2019 compared to 62.6% in 2018. Specialty metals flat products net sales increased $20.2 million, or 5.9%, in 2019 compared to 2018 and were 23.0% of total net sales in 2019 compared to 20.0% in 2018. Tubular and pipe products net sales decreased $9.8 million, or 3.3%, in 2019 compared to 2018 and were 18.3% of total net sales in 2019 compared to 17.4% of total net sales in 2018. The decrease in sales was due to a 9.3% decrease in sales volume offset by a 1.5% increase in average selling prices. Average selling prices in 2019 were $1,263 per ton, compared to $1,244 per ton in 2018. The increase in the average selling price is a result of the market pricing dynamics discussed in the overview of Results of Operations above.

Cost of materials sold decreased $92.8 million, or 6.8%, to $1.28 billion in 2019 from $1.37 billion in 2018. During 2019, we recorded LIFO income of $3.7 million compared to $8.4 million of LIFO expense in 2018. The decrease in cost of materials sold in 2019 is primarily related to decreased sales volume and the impact of LIFO income in 2019 compared to LIFO expense in 2018.

As a percentage of net sales, gross profit (as defined in footnote (b) in the table above) decreased to 18.9% in 2019 from 19.9% in 2018. LIFO income increased gross profit by 0.2% of net sales in 2019 and LIFO expense decreased gross profit by 0.5% of net sales in 2018. The decrease in gross profit as a percentage of net sales in 2019 was primarily due to the impact of selling higher costed inventory in 2019 compared to 2018 as market prices for metals was decreasing.

Operating expenses (as defined in footnote (c) in the table above) decreased $2.8 million, or 1.0%, to $282.3 million in 2019 from $285.1 million in 2018. As a percentage of net sales, operating expenses increased to 17.9% in 2019 from 16.6% in 2018. Variable operating expenses, such as distribution and warehouse and processing, decreased as a result of decreased sales volume and decreased labor hours at our current operating facilities. Selling and administrative and general expenses decreased as a result of decreased variable based incentive compensation related to decreased profitability. Operating expenses in the carbon flat products segment decreased $4.6 million, operating expenses in the specialty metals products segment increased $4.7 million (due to the addition of specific metals processing capabilities in our Schaumburg, Illinois and Streetsboro, Ohio locations), operating expenses in the tubular and pipe products were flat between the years, and Corporate expenses decreased $2.8 million primarily due to decreased variable incentive compensation related to lower operating income in 2019. Operating expenses were $7.4 million higher in 2019 compared to 2018 due to the acquisition of McCullough Industries on January 2, 2019 and a full year of operating expenses for the April 2, 2018 acquisition of Berlin Metals.

Interest and other expense on debt totaled $11.3 million in 2019 compared to $10.7 million in 2018. Our effective borrowing rate, exclusive of deferred financing fees and commitment fees, was 4.0% in 2019 compared to 3.7% in 2018 due to the increases in LIBOR rates since 2018. Total average borrowings decreased $17.7 million, or 6.4% to $257.6 million in 2019 from $275.3 million in 2018, primarily related to decreased working capital needs in 2019.

Income before income taxes totaled $5.3 million in 2019 compared to $46.1 million in 2018.

An income tax provision of 27.1% was recorded in 2019, compared to an income tax provision of 26.7% in 2018. The higher rate was attributable to the impact of permanently non-deductible items on lower pre-tax income.

Net income for 2019 totaled $3.9 million, or $0.34 per basic and diluted share, compared to $33.8 million, or $2.95 per basic and diluted share, for 2018.

Segment Results of Operations

Carbon flat products

The following table sets forth certain income statement data for the carbon flat products segment for the years ended December 31, 2019 and 2018 (dollars shown in thousands, except per ton data):

	2019		2018
	$	% of net sales	$	% of net sales
Direct tons sold	943,536		1,060,990
Toll tons sold	66,804		81,381
Total tons sold	1,010,340		1,142,371

Net sales	$926,903	100.0	$1,073,292	100.0
Average selling price per ton	917		940
Cost of materials sold	763,549	82.4	855,942	79.7
Gross profit (a)	163,354	17.6	217,350	20.3
Operating expenses (b)	168,377	18.2	172,996	16.1
Operating income (loss)	$(5,023)	(0.6)	$44,354	4.2

(a) Gross profit is calculated as net sales less the cost of materials sold.
(b) Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Tons sold decreased 132 thousand tons, or 11.6%, to 1.01 million tons in 2019 from 1.14 million tons in 2018. Toll tons sold decreased 15 thousand tons, or 17.9% to 67 thousand tons in 2019 from 81 thousand tons in 2018. The decrease in tons sold is due to decreased customer demand for carbon flat products experienced in the metals industry, particularly in the agricultural and auto industries. We expect sales volumes in 2020 to improve over 2019 levels.

Net sales decreased $146.4 million, or 13.6%, to $926.9 million in 2019 from $1.1 billion in 2018. Average selling prices in 2019 decreased 2.4% to $917 per ton, compared to $940 per ton in 2018. The decrease in sales was due to an 11.6% decrease in sales volume and a 2.4% decrease in average selling prices.

Cost of materials sold decreased $92.4 million, or 10.8%, to $763.5 million in 2019 from $855.9 million in 2018. The decrease in cost of materials sold was primarily due to a 11.6% decrease in sales volume and the impact of selling higher costed inventory during 2019 compared to 2018.

As a percentage of net sales, gross profit (as defined in footnote (a) in the table above) decreased to 17.6% in 2019 from 20.3% in 2018. The average gross profit per ton sold decreased $28 per ton to $162 in 2019 from $190 in 2018.

Operating expenses in 2019 decreased $4.6 million, or 2.7%, to $168.4 million from $173.0 million in 2018. As a percentage of net sales, operating expenses increased to 18.2% in 2019 from 16.1% in 2018. Variable operating expenses, such as warehouse and processing and distribution decreased as a result of decreased sales and production volumes at our facilities and selling and administrative and general expense decreased due to decreased variable performance based incentive compensation. The operating expense decreases were offset by the operating expense increases related to the acquisitions of McCullough and EZ Dumper during 2019.

Operating loss totaled $5.0 million in 2019 compared to operating income of $44.4 million in 2018.

Specialty metals flat products

The following table sets forth certain income statement data for the specialty metals flat products segment for the years ended December 31, 2019 and 2018 (dollars shown in thousands, except per ton data):

	2019		2018
	$	% of net sales	$	% of net sales
Direct tons sold	130,104		125,870
Toll tons sold	11,724		9,717
Total tons sold	141,828		135,587

Net sales	$363,634	100.0	$343,479	100.0
Average selling price per ton	2,564		2,533
Cost of materials sold	310,931	85.5	294,553	85.8
Gross profit (a)	52,703	14.5	48,926	14.2
Operating expenses (b)	38,382	10.6	33,678	9.8
Operating income	$14,321	3.9	$15,248	4.4

(a) Gross profit is calculated as net sales less the cost of materials sold.
(b) Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Tons sold increased 6 thousand tons, or 4.6%, to 142 thousand tons in 2019 from 136 thousand tons in 2018. The increase in tons sold is due to the acquisition of Berlin Metals on April 2, 2018 and improved customer demand in the markets we served during 2019.

Net sales increased $20.2 million, or 5.9%, to $363.6 million in 2019 from $343.5 million in 2018. The increase in net sales is due to the acquisition of Berlin Metals on April 2, 2018 and improved customer demand in the markets we served during 2019. Average selling prices in 2019 increased to $2,564 per ton, compared to $2,533 per ton in 2018. The increase in sales was due to the 4.6% increase in sales volume and a 1.2% increase in the average selling prices during 2019 compared to 2018.

Cost of materials sold increased $16.4 million, or 5.6%, to $310.9 million in 2019 from $294.6 million in 2018. The increase in cost of materials sold was primarily due to the increase in sales volume in 2019 compared to 2018.

As a percentage of net sales, gross profit (as defined in footnote (a) in the table above) increased to 14.5% in 2019 from 14.2% in 2018. The average gross profit per ton sold totaled $372 in 2019 compared to $361 per ton in 2018. The increase in the gross profit percentage is a result of a change in the mix of products that we sold in 2019 compared to 2018.

Operating expenses (as defined in footnote (b) in the table above) increased $4.7 million, or 14.0%, to $38.4 million in 2019 from $33.7 million in 2018. As a percentage of net sales, operating expenses increased to 10.6% of net sales in 2019 from 9.8% in 2018. The increase in operating expenses in 2019 was related to the acquisition of Berlin Metals on April 2, 2018, as 2018 only included nine months of operating expenses for Berlin Metals, as well as the addition of processing capabilities in our Schaumburg, Illinois and Streetsboro, Ohio locations.

Operating income for 2019 totaled $14.3 million compared to $15.2 million in 2018.

Tubular and pipe products

The following table sets forth certain income statement data for the tubular and pipe products segment for the years ended December 31, 2019 and 2018 (dollars shown in thousands).

	2019		2018
	$	% of net sales	$	% of net sales
Net sales	$288,503	100.0	$298,310	100.0
Cost of materials sold (a)	205,630	71.3	222,459	74.6
Gross profit (b)	82,873	28.7	75,851	25.4
Operating expenses (c)	64,266	22.2	64,331	21.5
Operating income	$18,607	6.4	$11,520	3.9

(a) Includes $3,669 of LIFO income and $8,408 of LIFO expense in 2019 and 2018, respectively.
(b) Gross profit is calculated as net sales less the cost of materials sold.
(c) Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Net sales decreased $9.8 million, or 3.3%, to $288.5 million in 2019 from $298.3 million in 2018. The decrease in net sales was due to a 2.4% decrease in sales volume and a 0.9% decrease in average selling prices during 2019.

Cost of materials sold decreased $16.8 million, or 7.6%, to $205.6 million in 2019 from $222.5 million in 2018. The decrease in cost of materials sold was due to a 2.4% decrease in sales volume and the impact of $3.7 million of LIFO income in 2019 compared to LIFO expense of $8.4 million in 2018.

As a percentage of net sales, gross profit (as defined in footnote (b) in the table above) increased to 28.7% in 2019 compared to 25.4%, in 2018. LIFO income increased gross profit by 1.3% of net sales in 2019 compared to LIFO expense decreased gross profit by 2.8% of net sales in 2018

Operating expenses (as defined in footnote (c) in the table above) were $64.3 million in both 2019 and 2018. As a percentage of net sales, operating expenses increased to 22.2% in 2019 compared to 21.5% in 2018.

Operating income for 2019 totaled $18.6 million, compared to $11.5 million in 2018.

Corporate expenses

Corporate expenses decreased $2.8 million, or 19.7%, to $11.3 million in 2019 compared to $14.1 million in 2018. The decrease in corporate expenses is primarily attributable to decreased variable incentive compensation related to lower operating income in 2019.

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

2019 Compared to 2018

Operating Activities

During 2019, we generated $129.6 million of net cash from operations, of which $22.8 million was generated from operating activities and $106.8 million was generated from working capital. Net cash from operations during 2019 was primarily comprised of net income of $3.9 million and the addback of non-cash depreciation and amortization expense. During 2018, we used $50.5 million of net cash for operations, of which $53.9 million was generated from operating activities and $104.4 million was used for working capital. Net cash from operations during 2018 was primarily comprised of net income of $33.8 million.

Working capital at December 31, 2019 totaled $318.8 million, a $115.5 million decrease from December 31, 2018. The decrease was primarily attributable to a $95.8 million decrease in inventory (resulting from lower inventory levels and lower average inventory costs in 2019 compared to 2018), and a $42.1 million decrease in accounts receivable (resulting primarily from lower sales prices and shipping volumes in 2019 compared to 2018) offset by a $26.6 million decrease in accounts payable and outstanding checks (resulting from decreased inventory purchases and lower inventory costs at the end of 2019 compared to 2018) and a $7.0 million decrease in accrued payroll and other accrued liabilities.

Investing Activities

Net cash used for investing activities was $21.0 million during 2019, compared to $47.5 million during 2018. Investment activities in 2019 included the acquisitions of McCullough Industries and EZ Dumper for $11.1 million in the aggregate and $10.2 million of capital expenditures, primarily attributable to additional processing equipment at our existing facilities. During 2020, we expect our capital spending to be less than our annual depreciation expense. Investment activities in 2018 included the acquisition of Berlin Metals for $21.9 million and $25.7 million of capital expenditures, primarily attributable to a building expansion and additional processing equipment at our existing facilities.

Financing Activities

During 2019, $112.1 million of cash was used for financing activities, which primarily consisted of $109.6 million of net repayments under our asset based credit facility, or ABL Credit Facility, $1.5 million of repurchases of common stock and $0.9 million of dividends paid. During 2018, $104.3 million of cash was generated from financing activities, which primarily consisted of $106.3 million of net borrowings under our ABL Credit Facility offset by a $0.9 million IRB repayment and $0.9 million of dividends paid.

In February 2020, our Board of Directors approved a regular quarterly dividend of $0.02 per share, which is payable on March 16, 2020 to shareholders of record as of March 2, 2020. Our Board previously approved 2019 and 2018 regular quarterly dividends of $0.02 per share, which were paid in March, June, September and December of 2019 and 2018. Dividend distributions in the future are subject to the availability of cash, limitations on cash dividends under our ABL Credit Facility and continuing determination by our Board of Directors that the payment of dividends remains in the best interest of our shareholders.

Stock Repurchase Program

In 2015, our Board of Directors authorized a stock repurchase program of up to 550,000 shares of our issued and outstanding common stock, which could include open market repurchases, negotiated block transactions, accelerated stock repurchases or open market solicitations for shares, all or some of which may be effected through Rule 10b5-1 plans. Repurchased shares will be held in our treasury, or canceled and retired as our Board may determine from time to time. Any repurchases of common stock are subject to the covenants contained in the ABL Credit Facility. Under the ABL Credit Facility, we may repurchase common stock and pay dividends up to $5.0 million in the aggregate during any trailing twelve months without restrictions. Purchases in excess of $5.0 million require us to (i) maintain availability in excess of 20% of the aggregate revolver commitments ($95.0 million as of December 31, 2019) or (ii) to maintain availability equal to or greater than 15% of the aggregate revolver commitments ($71.3 million as of December 31, 2019) and we must maintain a pro-forma ratio of EBITDA, minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00. The timing and amount of any repurchases under the stock repurchase program will depend upon several factors, including market and business conditions, and limitations under the ABL Credit Facility, and repurchases may be discontinued at any time.

During 2019, we repurchased 109,505 shares, for an aggregate cost of $1.5 million. There were no shares repurchased during 2018 or 2017.

Debt Arrangements

Our ABL Credit Facility, is collateralized by our accounts receivable inventory and personal property. The ABL Credit Facility consists of (i) a revolving credit facility of $445 million, including a $20 million sub-limit for letters of credit and (ii) a first in, last out revolving credit facility of up to $30 million. Under the terms of the ABL Credit Facility, we may request additional commitments in the aggregate principal amount of up to $200 million to the extent that existing or new lenders agree to provide such additional commitments. Revolver borrowings are limited to the lesser of a borrowing base, comprised of eligible receivables and inventories, or $475 million in the aggregate. The ABL Credit Facility matures on December 8, 2022.

The ABL Credit Facility contains customary representations and warranties and certain covenants that limit our ability to, among other things: (i) incur or guarantee additional indebtedness; (ii) pay distributions on, redeem or repurchase capital stock or redeem or repurchase subordinated debt; (iii) make investments; (iv) sell assets; (v) enter into agreements that restrict distributions or other payments from restricted subsidiaries to us; (vi) incur liens securing indebtedness; (vii) consolidate, merge or transfer all or substantially all of our assets; and (viii) engage in transactions with affiliates. In addition, the ABL Credit Facility contains a financial covenant which requires (i) if any commitments or obligations are outstanding our availability is less than the greater of $30 million or 10.0% of the aggregate amount of revolver commitments ($47.5 million at December 31, 2019) or 10.0% of the aggregate borrowing base ($28.9 million at December 31, 2019) then we must maintain a ratio of Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA) minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00 for the most recent twelve fiscal month period.

We have the option to borrow under its revolver based on the agent’s base rate plus a premium ranging from 0.00% to 0.25% or LIBOR plus a premium ranging from 1.25% to 2.75%.

As of December 31, 2019, we were in compliance with our covenants and had approximately $93.3 million of availability under the ABL Credit Facility.

As of December 31, 2019, $1.3 million of bank financing fees were included in “Prepaid expenses and other” and “Other long-term assets” on the accompanying Consolidated Balance Sheets. The financing fees are being amortized over the five-year term of the ABL Credit Facility and are included in “Interest and other expense on debt” on the accompanying Consolidated Statements of Comprehensive Income.

On January 10, 2019, we entered into a five-year forward starting fixed rate interest rate hedge in order to eliminate the variability of cash interest payments on $75 million of the outstanding LIBOR based borrowings under the ABL Credit Facility. The interest rate hedge fixed the rate at 2.57%.

Contractual Obligations

The following table reflects our contractual obligations as of December 31, 2019.

Contractual Obligations			Less than			More than
(amounts in thousands)		Total	1 year	1-3 years	3-5 years	5 years
Long-term debt obligations	(a)	$192,925	$-	$192,925	$-	$-
Interest obligations	(b)	23,435	7,593	15,185	657	-
Unrecognized tax positions	(c)	28	10	18	-	-
Other long-term liabilities	(d)	11,566	700	8,708	1,796	362
Total contractual obligations		$227,954	$8,303	$216,836	$2,453	$362

(a)	See Note 9 to the Consolidated Financial Statements.
(b)	Future interest obligations are calculated using the debt balances and interest rates in effect on December 31, 2019.
(c)	See Note 14 to the Consolidated Financial Statements. Classification is based on expected settlement dates and the expiration of certain statutes of limitations.
(d)	Primarily consists of retirement liabilities and deferred compensation payable in future years.

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

Other than derivative instruments discussed in Note 10 to the Consolidated Financial Statements, as of December 31, 2019, we had no material off-balance sheet arrangements.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in preparation of our consolidated financial statements:

Cash and Cash Equivalents

Cash equivalents consist of short-term highly liquid investments, with a three-month or less maturity, which are readily convertible into cash. We maintain cash levels in bank accounts that, at times, may exceed federally-insured limits. We have not experienced significant loss, and believe we are not exposed to significant risk of loss, in these accounts.

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

Inventory Valuation

Non-LIFO inventories are stated at the lower of its cost or net realizable value. LIFO inventories are stated at the lower of cost or market. Inventory costs include the costs of the purchased metals, inbound freight, external and internal processing and applicable labor and overhead costs. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.

Costs of our carbon and specialty metals flat products segments’ inventories, including flat-rolled sheet, coil and plate products are determined using the specific identification method.

Certain of our tubular and pipe products inventory is stated under the LIFO method. At December 31, 2019, approximately $39.1 million, or 14.3% of consolidated inventory, was reported under the LIFO method of accounting. The cost of the remainder of tubular and pipe product segment’s inventory is determined using a weighted average rolling first-in, first-out method.

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

We recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.  For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

We had no material unrecognized tax benefits as of or during the year period ended December 31, 2019.  We expect no significant increases or decrease in unrecognized tax benefits due to changes in tax positions within one year of December 31, 2019.

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

Stock-Based Compensation

We record compensation expense for stock awards issued to employees and directors. For additional information, see Note 12 to the Consolidated Financial Statements.

Impact of Recently Issued Accounting Pronouncements

In August 2018, the Financial Account Standards Board, or FASB, issued Accounting Standards Update (ASU) No. 2018-15, “Intangibles – Goodwill and other – Internal-use software: Customer’s accounting for implementation costs incurred in a cloud computing arrangement that is a service contract”. This ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). Accordingly, this ASU requires an entity (customer) in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. This ASU also requires the entity (customer) to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement, which includes reasonably certain renewals. For public business entities, this ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years with early adoption permitted. We early adopted ASU 2018-15 in the third quarter of 2018 and the adoption of this ASU did not materially impact our Consolidated Financial Statements.

In August 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No 2017-12, “Derivatives and Hedging”. This ASU aligns an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. To meet that objective, the ASU expands and refines hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. This ASU also makes certain targeted improvements to simplify the application of hedge accounting guidance and ease the administrative burden of hedge documentation requirements and assessing hedge effectiveness. This ASU is the final version of proposed ASU 2016-310, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities”, which has been deleted. For public business entities, this ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. All transition requirements and elections were applied to hedging relationships existing (that is, hedging relationships in which the hedging instrument has not expired, been sold, terminated, or exercised or the entity has not removed the designation of the hedging relationship) on the date of adoption. The effect of adoption was reflected as of the beginning of 2019. The adoption of this ASU did not have a material impact on our Consolidated Financial Statements.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326)”, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. The ASU replaces the existing incurred loss impairment model with a forward-looking expected credit loss model which will result in earlier recognition of credit losses. The adoption of this ASU effective January 1, 2020 is not expected to have a material impact on our Consolidated Financial Statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases,” which specifies the accounting for leases. The objective is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing and uncertainty of cash flows arising from a lease. This ASU introduces the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. The guidance was effective for annual reporting periods beginning after December 15, 2018 and interim periods within those fiscal years. The adoption of the guidance impacted our Consolidated Balance Sheets by the creation of right to use assets and lease liabilities. The adoption of this ASU did not have a material impact on our Statements of Comprehensive Income or on the Statements of Cash Flows. See Note 8 to the Consolidated Financial Statements.

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

Approximately 46%, 48% and 51% of our consolidated net sales in 2019, 2018 and 2017, respectively, were directly related to industrial machinery and equipment manufacturers and their fabricators.

Inflation generally affects us by increasing the cost of employee wages and benefits, transportation services, processing equipment, purchased metals, energy and borrowings under our credit facility. General inflation, excluding increases in the price of metals and increased labor and distribution expense, has not had a material effect on our financial results during the past three years.

We are exposed to the impact of fluctuating metals prices and interest rate changes. During 2019, 2018 and 2017, we entered into metals swaps at the request of customers. These derivatives have not been designated as hedging instruments. For certain customers, we enter into contractual relationships that entitle us to pass-through the economic effect of trading positions that we take with other third parties on our customers’ behalf.

Our primary interest rate risk exposure results from variable rate debt. If interest rates in the future were to increase 100 basis points (1.0%) from December 31, 2019 rates and, assuming no change in total debt from December 31, 2019 levels, the additional annual interest expense to us would be approximately $1.2 million. We have the option to enter into 30- to 180-day fixed base rate LIBOR loans under the revolving credit facility provided by our ABL Credit Facility.

On January 10, 2019, we entered into a five-year interest rate swap that locked the interest rate at 2.567% on $75 million of our revolving debt.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Olympic Steel, Inc.

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Olympic Steel, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Olympic Steel, Inc. (an Ohio corporation) and subsidiaries (the “Company”) as of December 31, 2019, the related consolidated statements of comprehensive income, shareholders’ equity, and cash flows for the year ended December 31, 2019, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 21, 2020 expressed an unqualified opinion.

Change in accounting principle

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for leases in 2019 due to the adoption of ASU No. 2016-02, Leases (Topic 842).

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2019.

Cleveland, Ohio

February 21, 2020

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Olympic Steel, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Olympic Steel, Inc. (an Ohio corporation) and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2019, and our report dated February 21, 2020 expressed an unqualified opinion on those financial statements.

Basis for opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and limitations of internal control over financial reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ GRANT THORNTON LLP

Cleveland, Ohio

February 21, 2020

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Olympic Steel, Inc.

Opinion on the Financial Statements

We have audited the consolidated balance sheet of Olympic Steel, Inc. and its subsidiaries (the “Company”) as of December 31, 2018, and the related consolidated statements of comprehensive income, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2018, including the related notes and financial statement schedule for each of the two years in the period ended December 31, 2018 listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Cleveland, Ohio

February 15, 2019

We served as the Company's auditor from 2002 to 2019.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, our management used the criteria established in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In January 2019, the Company implemented ASC 842, “Leases” ("Topic 842"). For its adoption, the Company implemented changes to its lease and financial reporting process and control activities within them, such as development of new entity-wide policies, ongoing lease reviews and manual changes to accommodate presentation and disclosure requirements.

Based on our assessment, we concluded that, as of December 31, 2019, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Olympic Steel, Inc.

Consolidated Statements of Comprehensive Income

For The Years Ended December 31,

(in thousands, except per share data)

	2019	2018	2017

Net sales	$1,579,040	$1,715,081	$1,330,696

Costs and expenses
Cost of materials sold (excludes items shown separately below)	1,280,110	1,372,954	1,055,212
Warehouse and processing	99,457	97,565	87,425
Administrative and general	76,863	81,107	69,659
Distribution	48,159	50,347	41,789
Selling	28,839	29,020	26,285
Occupancy	9,972	9,428	8,862
Depreciation	17,686	16,645	16,589
Amortization	1,344	963	889
Total costs and expenses	1,562,430	1,658,029	1,306,710
Operating income	16,610	57,052	23,986
Other loss, net	(32)	(307)	(118)
Income before interest and income taxes	16,578	56,745	23,868
Interest and other expense on debt	11,289	10,681	7,518
Income before income taxes	5,289	46,064	16,350
Income tax provision (benefit)	1,433	12,305	(2,613)
Net income	$3,856	$33,759	$18,963

Loss on cash flow hedges	(3,041)	-	-
Tax effect of hedges	760	-	-
Total comprehensive income	$1,575	$33,759	$18,963

Net income per share - basic	$0.34	$2.95	$1.67
Weighted average shares outstanding - basic	11,509	11,432	11,381
Net income per share - diluted	$0.34	$2.95	$1.67
Weighted average shares outstanding - diluted	11,509	11,440	11,381

Dividends declared per share of common stock	$0.08	$0.08	$0.08

The accompanying notes are an integral part of these consolidated statements.

 Olympic Steel, Inc.

Consolidated Balance Sheets

As of December 31,

(in thousands)

	2019	2018
Assets
Cash and cash equivalents	$5,742	$9,319
Accounts receivable, net	133,572	175,252
Inventories, net (includes LIFO debit of $597 as of December 31, 2019 and LIFO credit of $3,071 as of December 31, 2018)	273,531	368,738
Prepaid expenses and other	6,997	9,460
Total current assets	419,842	562,769
Property and equipment, at cost	416,511	403,785
Accumulated depreciation	(260,264)	(244,176)
Net property and equipment	156,247	159,609
Goodwill	3,423	2,358
Intangible assets, net	29,259	24,914
Other long-term assets	14,439	11,090
Right-of use assets, net	26,345	-
Total assets	$649,555	$760,740

Liabilities
Accounts payable	$69,452	$95,367
Accrued payroll	13,196	19,665
Other accrued liabilities	12,850	13,395
Current portion of lease liabilities	5,589	-
Total current liabilities	101,087	128,427
Credit facility revolver	192,925	302,530
Other long-term liabilities	14,068	9,327
Deferred income taxes	12,262	13,465
Lease liabilities	20,861	-
Total liabilities	341,203	453,749

Commitments and contingencies (Note 13)

Shareholders' Equity
Preferred stock, without par value, 5,000 shares authorized, no shares issued or outstanding	-	-
Common stock, without par value, 20,000 shares authorized; 11,020 issued; 10,996 and 11,008 shares outstanding	131,647	130,778
Treasury stock, at cost, 25 and 12 shares held	(335)	(132)
Accumulated other comprehensive loss	(2,281)	-
Retained earnings	179,321	176,345
Total shareholders' equity	308,352	306,991
Total liabilities and shareholders' equity	$649,555	$760,740

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Consolidated Statements of Cash Flows

For The Years Ended December 31,

(in thousands)

	2019	2018	2017
Cash flows from (used for) operating activities:
Net income	$3,856	$33,759	$18,963
Adjustments to reconcile net income to net cash from operating activities -
Depreciation and amortization	19,548	18,035	18,587
(Gain) loss on disposition of property and equipment	(222)	64	(52)
Stock-based compensation	2,188	1,529	1,096
Intangibles and other long-term assets	(3,835)	1,970	(2,874)
Deferred income taxes and other long-term liabilities	1,220	(1,467)	(8,988)
	22,755	53,890	26,732
Changes in working capital:
Accounts receivable	42,141	(35,906)	(30,835)
Inventories	95,836	(78,662)	(20,781)
Prepaid expenses and other	2,464	47	(1,303)
Accounts payable	(33,651)	2,898	3,918
Change in outstanding checks	7,053	1,038	658
Accrued payroll and other accrued liabilities	(7,040)	6,194	2,570
	106,803	(104,391)	(45,773)
Net cash from (used for) operating activities	129,558	(50,501)	(19,041)

Cash flows from (used for) investing activities:
Acquisitions	(11,133)	(21,907)	-
Capital expenditures	(10,165)	(25,715)	(10,160)
Proceeds from disposition of property and equipment	269	126	991
Net cash used for investing activities	(21,029)	(47,496)	(9,169)

Cash flows from (used for) financing activities:
Credit facility revolver borrowings	536,944	597,867	387,220
Credit facility revolver repayments	(646,549)	(491,572)	(355,584)
Principal payments under capital lease obligation	-	(7)	-
Industrial revenue bond repayments	-	(930)	(895)
Credit facility fees and expenses	(100)	(171)	(969)
Proceeds from employee stock options	-	-	10
Repurchase of common stock	(1,522)	-	-
Dividends paid	(879)	(880)	(878)
Net cash from (used for) financing activities	(112,106)	104,307	28,904

Cash and cash equivalents:
Net change	(3,577)	6,310	694
Beginning balance	9,319	3,009	2,315
Ending balance	$5,742	$9,319	$3,009

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Supplemental Disclosures of Cash Flow Information

For The Years Ended December 31,

(in thousands)

	2019	2018	2017
Cash paid during the period

Interest paid	$10,951	$10,241	$6,433
Income taxes paid	$460	$11,316	$9,357

The accompanying notes are an integral part of these consolidated statements

Olympic Steel, Inc.

Consolidated Statements of Shareholders’ Equity

For The Years Ended December 31,

(in thousands)

			Accumulated
			Other
	Common	Treasury	Comprehensive	Retained	Total
	Stock	Stock	Loss	Earnings	Equity

Balance at December 31, 2016	$128,619	$(609)	$-	$125,380	$253,390

Net income	$-	$-	$-	$18,963	$18,963
Payment of dividends	-	-	-	(878)	(878)
Employee stock purchase (1 shares)	10	-	-	-	10
Stock-based compensation	824	272	-	-	1,096
Other	-	-	-	2	2

Balance at December 31, 2017	$129,453	$(337)	$-	$143,467	$272,583

Net income	$-	$-	$-	$33,759	$33,759
Payment of dividends	-	-	-	(880)	(880)
Stock-based compensation	1,324	205	-	-	1,529
Other	1	-	-	(1)	-

Balance at December 31, 2018	$130,778	$(132)	$-	$176,345	$306,991

Net income	$-	$-	$-	$3,856	$3,856
Payment of dividends	-	-	-	(879)	(879)
Stock-based compensation	869	1,319	-	-	2,188
Stock repurchase	-	(1,522)		-	(1,522)
Change in fair value of hedges	-	-	(2,281)	-	(2,281)
Other	-	-	-	(1)	(1)

Balance at December 31, 2019	$131,647	$(335)	$(2,281)	$179,321	$308,352

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Notes to Consolidated Financial Statements

For The Years Ended December 31, 2019, 2018 and 2017

1.     Summary of Significant Accounting Policies:

Nature of Business

The Company operates in three reportable segments; carbon flat products, specialty metals flat products, and tubular and pipe products. The carbon flat products segment and the specialty metals flat products segments are at times consolidated and referred to as the flat products segments. Certain of the flat products segments’ assets and resources are shared by the carbon and specialty metals segments and both segments’ products are stored in the shared facilities and, in some locations, processed on shared equipment. Due to the shared assets and resources, certain of the flat products segment expenses are allocated between the carbon flat products segment and the specialty metals flat products segment based upon an established allocation methodology. The carbon flat products segment sells and distributes large volumes of processed carbon and coated flat-rolled sheet, coil and plate products, and fabricated parts. Through its acquisition of McCullough Industries (McCullough) on January 2, 2019, the carbon flat products segment expanded its product offerings to include self-dumping metal hoppers and through its acquisition of EZ Dumper® on August 5, 2019, to include steel and stainless-steel dump inserts for pickup truck and service truck beds. The specialty metals flat products segment sells and distributes processed aluminum and stainless flat-rolled sheet and coil products, flat bar products and fabricated parts. Through its acquisition of Berlin Metals, LLC (Berlin Metals) on April 2, 2018, the specialty metals flat products segment expanded its product offerings to include differing types of stainless flat-rolled sheet and coil and prime tin mill products. The tubular and pipe products segment, which consists of the Chicago Tube and Iron subsidiary (CTI), distributes metal tubing, pipe, bar, valves and fittings and fabricates pressure parts supplied to various industrial markets.

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

Concentration Risks

The Company is a major customer of flat-rolled coil and plate and tubular and pipe steel for many of its principal suppliers, but is not dependent on any one supplier. The Company purchased approximately 57%, 52% and 53% of its total steel requirements from its three largest suppliers in 2019, 2018 and 2017, respectively.

The Company has a diversified customer and geographic base, which reduces the inherent risk and cyclicality of its business. The concentration of net sales to the Company’s top 20 customers approximated 29%, 29% and 27% of consolidated net sales in 2019, 2018 and 2017, respectively. In addition, the Company’s largest customer accounted for approximately 5%, 5% and 4% of consolidated net sales in 2019, 2018 and 2017, respectively. Sales to industrial machinery and equipment manufacturers and their fabricators accounted for 46%, 48% and 51% of consolidated net sales in 2019, 2018 and 2017, respectively.

Cash and Cash Equivalents

Cash equivalents consist of short-term highly liquid investments, with a three month or less maturity, which are readily convertible into cash. The Company maintains cash levels in bank accounts that, at times, may exceed federally-insured limits. The Company have not experienced significant loss, and believe we are not exposed to significant risk of loss, in these accounts.

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

Inventories

Non-LIFO inventories are stated at the lower of its cost or net realizable value. LIFO inventories are stated at the lower of cost or market. Inventory costs include the costs of the purchased metals, inbound freight, external and internal processing and applicable labor and overhead costs. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.

Costs of the Company’s carbon and specialty metals flat products segments’ inventories, including flat-rolled sheet, coil and plate products are determined using the specific identification method.

Certain of the Company’s tubular and pipe products inventory is stated under the last-in, first-out (LIFO) method. At December 31, 2019 and December 31, 2018, approximately $39.1 million, or 14.3% of consolidated inventory, and $51.1 million, or 13.9% of consolidated inventory, respectively, was reported under the LIFO method of accounting. The cost of the remainder of tubular and pipe product segment’s inventory is determined using a weighted average rolling first-in, first-out (FIFO) method.

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

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.  For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

The Company had no material unrecognized tax benefits as of or during the year period ended December 31, 2019.  The Company expects no significant increases or decrease in unrecognized tax benefits due to changes in tax positions within one year of December 31, 2019.

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

Stock-Based Compensation

The Company records compensation expense for stock awards issued to employees and directors. For additional information, see Note 12, Equity Plans.

Impact of Recently Issued Accounting Pronouncements

In August 2018, the Financial Account Standards Board, or FASB, issued Accounting Standards Update (ASU) No. 2018-15, “Intangibles – Goodwill and other – Internal-use software: Customer’s accounting for implementation costs incurred in a cloud computing arrangement that is a service contract”. This ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). Accordingly, this ASU requires an entity (customer) in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. This ASU also requires the entity (customer) to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement, which includes reasonably certain renewals. For public business entities, this ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years with early adoption permitted. The Company early adopted ASU 2018-15 in the third quarter of 2018 and the adoption of this ASU did not materially impact the Company’s Consolidated Financial Statements.

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

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326)”, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. The ASU replaces the existing incurred loss impairment model with a forward-looking expected credit loss model which will result in earlier recognition of credit losses. The adoption of this ASU effective January 1, 2020 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases,” which specifies the accounting for leases. The objective is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing and uncertainty of cash flows arising from a lease. This ASU introduces the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. The guidance was effective for annual reporting periods beginning after December 15, 2018 and interim periods within those fiscal years. The adoption of the guidance impacted the Company’s Consolidated Balance Sheets by the creation of right to use assets and lease liabilities. The adoption of this ASU did not have a material impact on the Company’s Statements of Comprehensive Income or on the Statements of Cash Flows. See Note 8 to the Consolidated Financial Statements.

2.     Acquisitions

On August 5, 2019, the Company acquired certain assets related to the manufacturing of the EZ Dumper® hydraulic dump inserts for $0.1 million. The dump inserts are sold through a network of more than 100 dealers across the United States and Canada. As of the effective date of the acquisition, EZ Dumper’s results are included in the Company’s carbon flat products segment.

On January 2, 2019, the Company acquired substantially all of the net assets of McCullough, based in Kenton, Ohio for $11.0 million. McCullough was founded in 1965 and manufactures and sells branded self-dumping metal hoppers used in a variety of industrial applications. McCullough’s products are primarily sold through industrial distributors and catalogues. As of the effective date of the acquisition, McCullough’s results are included in the Company’s carbon flat products segment. Upon the acquisition, the Company entered into an amendment to its credit facility to include the eligible assets of McCullough.

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

The acquisitions are not considered significant and thus pro forma information has not been provided. The acquisitions were accounted for as business combinations and the assets and liabilities were valued at fair market value. The table below summarizes the final purchase price allocation of the fair market values of the assets acquired and liabilities assumed.

	EZ Dumper	McCullough	Berlin Metals
	As of	As of	As of
Details of Acquisition (in thousands)	August 5, 2019	January 2, 2019	April 2, 2018
Assets acquired
Accounts receivable, net	$-	$461	$6,609
Inventories	43	586	14,769
Property and equipment	67	4,138	2,898
Prepaid expenses and other	-	-	345
Goodwill	166	898	-
Intangible assets	23	5,599	5,255
Total assets acquired	299	11,682	29,876
Total liabilities assumed	(166)	(682)	(7,969)
Cash paid	$133	$11,000	$21,907

The purchase price allocations presented above is based upon management’s estimate of the fair value of the acquired assets and assumed liabilities using valuation techniques including income, cost and market approaches. The fair value estimates involve the use of estimates and assumptions, including, but not limited to, the timing and amounts of future cash flows, revenue growth rates, discount rates, and royalty rates.

3.     Revenue Recognition

The Company provides metals processing, distribution and delivery of large volumes of processed carbon, coated flat rolled sheet, coil and plate products, aluminum, and stainless flat rolled products, prime tin mill products, flat bar products, metal tubing, pipe, bar, valves, fittings, and fabricated parts. The Company's contracts with customers are comprised of purchase orders with standard terms and conditions. Occasionally the Company may also have longer-term agreements with customers. Substantially all of the contracts with customers require the delivery of metals which represent single performance obligations that are satisfied at a point in time upon transfer of control of the product to the customer.

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

	Disaggregated Revenue by Products Sold
	For the Twelve Months Ended December 31, 2019
	Carbon flat products	Specialty metals flat products	Tubular and pipe products	Total
Hot Rolled	32.3%	-	-	32.3%
Plate	12.2%	-	-	12.2%
Cold Rolled	5.5%	-	-	5.5%
Coated	7.7%	-	-	7.7%
Specialty	-	20.9%	-	20.9%
Pipe & Tube	-	-	18.3%	18.3%
Other	1.0%	2.1%	-	3.1%
Total	58.7%	23.0%	18.3%	100.0%

	Disaggregated Revenue by Products Sold
	For the Twelve Months Ended December 31, 2018
	Carbon flat products	Specialty metals flat products	Tubular and pipe products	Total
Hot Rolled	35.2%	-	-	35.2%
Plate	12.9%	-	-	12.9%
Cold Rolled	5.4%	-	-	5.4%
Coated	7.4%	-	-	7.4%
Specialty	-	20.0%	-	20.0%
Pipe & Tube	-	-	17.4%	17.4%
Other	1.7%	0.0%	-	1.7%
Total	62.6%	20.0%	17.4%	100.0%

4.     Accounts Receivable:

Accounts receivable are presented net of allowances for doubtful accounts and unissued credits of $3.7 million and $3.9 million as of December 31, 2019 and 2018, respectively. Bad debt expense totaled $0.6 million in 2019, 2018 and 2017.

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

5.     Inventories:

Inventories consisted of the following:

	As of December 31,
(in thousands)	2019	2018
Unprocessed	$220,787	$306,953
Processed and finished	52,744	61,785
Totals	$273,531,	$368,738

During 2019, the Company recorded $3.7 million of LIFO income as a result of decreased metals pricing during 2019. The LIFO income increased the Company’s inventory balance and decreased its cost of materials sold. During 2018, the Company recorded $8.4 million of LIFO expense as a result of increased metals pricing during 2018. The LIFO expense decreased the Company’s inventory balance and increased its cost of materials sold.

Our inventory quantities were reduced during 2019, resulting in a liquidation of LIFO inventory layers (a “LIFO decrement”). A LIFO decrement results in the erosion of layers created in earlier years, and, therefore, a LIFO layer is not created for years that have decrements. For the year ended December 31, 2019, the effect of the LIFO decrement impacted cost of materials sold by an immaterial amount.

If the FIFO method had been in use, inventories would have been $0.6 million lower and $3.1 million higher than reported at December 31, 2019 and 2018, respectively.

6.     Property and Equipment:

Property and equipment consists of the following:

(in thousands)	Depreciable Lives			December 31, 2019	December 31, 2018

Land		-		$16,046	$15,881
Land improvements	5	-	10	3,675	3,547
Buildings and improvements	7	-	30	142,663	133,386
Machinery and equipment	2	-	15	213,994	205,826
Furniture and fixtures	3	-	7	6,493	6,374
Computer software and equipment	2	-	5	28,653	28,638
Vehicles	2	-	5	2,272	1,876
Capital lease				-	86
Construction in progress		-		2,715	8,171
				416,511	403,785
Less accumulated depreciation				(260,264)	(244,176)
Net property and equipment				$156,247	$159,609

Leasehold improvements are included with buildings and improvements and are depreciated over the life of the lease or seven years, whichever is less.

Construction in progress as of December 31, 2019 and December 31, 2018, primarily consisted of payments for additional processing equipment at our existing facilities that were not yet placed into service.

7.     Goodwill and Intangible Assets:

The Company’s intangible assets were recorded in connection with its acquisitions of EZ Dumper and McCullough in 2019, its acquisition of Berlin Metals in 2018 and its acquisition of CTI in 2011. The intangible assets were evaluated on the premise of highest and best use to a market participant, primarily utilizing the income approach valuation methodology. The useful life of the customer relationships was determined to be fifteen years, based primarily on the consistent and predictable revenue source associated with the existing customer base, the present value of which extends through the fifteen-year amortization period. The useful life of the non-compete agreements was determined to be the length of the non-compete agreements which range from one to five years. The useful life of the trade names was determined to be indefinite primarily due to their history and reputation in the marketplace, the Company’s expectation that the trade names will continue to be used, and the conclusion that there are currently no other factors identified that would limit their useful life. The Company will continue to evaluate the useful life assigned to its amortizable customer relationships and noncompete agreements in future periods.

Goodwill, by reportable unit, was as follows as of December 31, 2019 and December 31, 2018, respectively. The goodwill is deductible for tax purposes.

(in thousands)	Carbon Flat Products	Specialty Metals Flat Products	Tubular and Pipe Products	Total

Balance as of December 31, 2018	$-	$2,358	$-	$2,358
Acquisitions	1,065	-	-	1,065
Impairments	-	-	-	-
Balance as of December 31, 2019	$1,065	$2,358	$-	$3,423

During 2019 and 2018, a step zero test was performed for the indefinitely lived intangible assets and no indication of impairment was present.

Intangible assets, net, consisted of the following as of December 31, 2019 and 2018, respectively:

	As of December 31, 2019
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net

Customer relationships - subject to amortization	$18,022	$(7,900)	$10,122
Covenant not to compete - subject to amortization	259	(117)	142
Trade name - not subject to amortization	18,995	-	18,995
	$37,276	$(8,017)	$29,259

	As of December 31, 2018
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net

Customer relationships - subject to amortization	$13,972	$(6,698)	$7,274
Covenant not to compete - subject to amortization	157	(42)	115
Trade names - not subject to amortization	17,525	-	17,525
	$31,654	$(6,740)	$24,914

The Company estimates that amortization expense for its intangible assets subject to amortization will be approximately $1.3 million per year for the next two years and $1.2 million per year for the three years thereafter.

8.     Leases:

During the first quarter of 2019, the Company adopted ASU No. 2016-02, Leases. This ASU requires lessees to recognize a right of use (ROU) asset and a lease liability on the balance sheet, with the exception of short-term leases. The Company leases warehouses and office space, industrial equipment, office equipment, vehicles, industrial gas tanks and forklifts from other parties and leases land and warehouse space to third parties. The Company determines if a contract contains a lease when the contract conveys the right to control the use of identified assets for a period in exchange for consideration. Upon identification and commencement of a lease, the Company establishes a ROU asset and a lease liability. Operating and finance leases are included in ROU assets, current portion of lease liabilities, and lease liabilities on the accompanying Consolidated Balance Sheets.

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

Under the transition method selected by the Company, leases existing at, or entered into after, January 1, 2019 were required to be recognized and measured. Prior period amounts have not been adjusted and continue to be reflected in accordance with the Company’s historical reporting. The adoption of this standard resulted in the recording of ROU assets and operating lease liabilities of approximately $30.1 million as of January 1, 2019, with no related impact on the Company’s Consolidated Statements of Comprehensive Income or Consolidated Statements of Cash Flows. Short-term leases have not been recorded on the consolidated balance sheets.

The Company leases one warehouse from a related party. The Company’s Executive Chairman of the Board owns 50% of an entity that owns one of the Cleveland warehouses and leases it to the Company at a fair market value annual rental of $0.2 million. The lease expires on December 31, 2023 with three five-year renewal options.

The Company elected the package of practical expedients permitted under the transition guidance within the new standard which, among other things, allows the Company to carry forward its historical lease classification.

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

The components of lease expense were as follows for the year ended December 31, 2019:

(in thousands)	2019

Operating lease cost	$7,013

Finance lease cost
Amortization of right to use asset	67
Interest on lease liabilities	15
$82

Supplemental cash flow information related to leases was as follows for the year ended December 31, 2019:

(in thousands)	2019

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,913
Operating cash flows from finance leases	15
Financing cash flows from finance leases	63
Total cash paid for amounts included in the measurement of lease liabilities	$6,991

Supplemental balance sheet information related to leases was as follows:

(in thousands)	2019

Operating leases
Operating lease right of use asset	$31,624
Operating lease accumulated depreciation	(5,825)
Operating lease right of use asset, net	$25,799

Operating lease current liabilities	5,481
Operating lease liabilities	20,418
$25,899

(in thousands)	2019

Finance leases
Finance lease right of use asset	$613
Finance lease accumulated depreciation	(67)
Finance lease right of use asset, net	$546

Finance lease current liabilities	108
Finance lease liabilities	443
$551

Weighted average remaining lease term (in years)
Operating leases	7
Finance leases	6

Weighted average discount rate
Operating leases	3.72%
Finance leases	4.01%

Maturities of lease liabilities were as follows:

(in thousands)	Operating Lease	Finance Lease
Year Ending December 31,
2020	$6,329	$127
2021	5,451	125
2022	4,424	116
2023	3,516	77
2024	2,897	58
Thereafter	6,876	111
Total future minimum lease payments	$29,493	$614
Less remaining imputed interest	(3,594)	(63)
Total	$25,899	$551

The Company entered into a facility lease in December 2019 which commences in the first quarter of 2020. The ROU asset and lease liability for this lease is $3.8 million.

9.     Debt:

The Company’s debt is comprised of the following components:

	As of December 31,
(in thousands)	2019	2018
Asset-based revolving credit facility due December 8, 2022	$192,925	$302,530
Total debt	192,925	302,530
Less current amount	-	-
Total long-term debt	$192,925	$302,530

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

The ABL Credit Facility contains customary representations and warranties and certain covenants that limit the ability of the Company to, among other things: (i) incur or guarantee additional indebtedness; (ii) pay distributions on, redeem or repurchase capital stock or redeem or repurchase subordinated debt; (iii) make investments; (iv) sell assets; (v) enter into agreements that restrict distributions or other payments from restricted subsidiaries to the Company; (vi) incur liens securing indebtedness; (vii) consolidate, merge or transfer all or substantially all of the Company’s assets; and (viii) engage in transactions with affiliates. In addition, the ABL Credit Facility contains a financial covenant which requires (i) if any commitments or obligations are outstanding and the Company’s availability is less than the greater of $30 million or 10.0% of the aggregate amount of revolver commitments ($47.5 million at December 31, 2019) or 10.0% of the aggregate borrowing base ($28.9 million at December 31, 2019) then the Company must maintain a ratio of Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA) minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00 for the most recent twelve fiscal month period.

The Company has the option to borrow under its revolver based on the agent’s base rate plus a premium ranging from 0.00% to 0.25% or the London Interbank Offered Rate (LIBOR) plus a premium ranging from 1.25% to 2.75%.

As of December 31, 2019, the Company was in compliance with its covenants and had approximately $93.3 million of availability under the ABL Credit Facility.

As of December 31, 2019, and December 31, 2018, $1.3 million and $1.6 million, respectively, of bank financing fees were included in “Prepaid expenses and other” and “Other long-term assets” on the accompanying Consolidated Balance Sheets. The financing fees are being amortized over the five-year term of the ABL Credit Facility and are included in “Interest and other expense on debt” on the accompanying Consolidated Statements of Comprehensive Income.

As part of the CTI acquisition in July 2011, the Company assumed approximately $5.9 million of Industrial Revenue Bond (IRB) indebtedness. On March 1, 2018, the Company made the final $0.9 million payment on the IRB and the letter of credit and fixed interest rate swap associated with the IRB were terminated.

Scheduled Debt Maturities, Interest, Debt Carrying Values

The Company’s principal payments over the next five years are detailed in the table below:

(in thousands)	2020	2021	2022	2023	2024	Total
ABL Credit Facility	$-	$-	$192,925	$-	$-	$192,925
Total principal payments	$-	$-	$192,925	$-	$-	$192,925

The overall effective interest rate for all debt, exclusive of deferred financing fees and deferred commitment fees, amounted to 4.0%, 3.7% and 3.0% in 2019, 2018 and 2017, respectively. Interest paid totaled $11.0 million, $10.2 million and $6.4 million for the years ended December 31, 2019, 2018 and 2017, respectively. Average total debt outstanding was $257.6 million, $275.3 million and $200.6 million in 2019, 2018 and 2017, respectively.

10.     Derivative Instruments:

Metals swaps

During 2019, 2018 and 2017, the Company entered into nickel swaps indexed to the London Metal Exchange (LME) price of nickel with third-party brokers. The nickel swaps are treated as derivatives for accounting purposes and are included in “Other accrued liabilities” and “Prepaid expenses and other” on the Consolidated Balance Sheets at December 31, 2019 and 2018. The Company entered into the swaps to mitigate its customers’ risk of volatility in the price of metals. The outstanding nickel swaps have one to two months remaining as of December 31, 2019. The swaps are settled with the brokers at maturity. The economic benefit or loss arising from the changes in fair value of the swaps is contractually passed through to the customer. The primary risk associated with the metals swaps is the ability of customers or third-party brokers to honor their agreements with the Company related to derivative instruments. If the customer or third-party brokers are unable to honor their agreements, the Company’s risk of loss is the fair value of the metals swaps.

While these derivatives are intended to help the Company manage risk, they have not been designated as hedging instruments. The periodic changes in fair value of the metals and embedded customer derivative instruments are included in “Cost of materials sold” in the Consolidated Statements of Comprehensive Income. The Company recognizes derivative positions with both the customer and the third party for the derivatives and classifies cash settlement amounts associated with them as part of “Cost of materials sold” in the Consolidated Statements of Comprehensive Income. The cumulative change in fair value of the metals swaps that had not yet settled as of December 31, 2019 and 2018 were included in “Other accrued liabilities”, and the embedded customer derivatives are included in “Accounts Receivable, net” on the Consolidated Balance Sheets.

Fixed rate interest rate hedge

On January 10, 2019, the Company entered into a five-year forward starting fixed rate interest rate hedge in order to eliminate the variability of cash interest payments on $75 million of the outstanding LIBOR based borrowings under the ABL Credit Facility. The interest rate hedge fixed the rate at 2.57%. The interest rate hedge is included in “Other long-term liabilities” on the Consolidated Balance Sheets as of December 31, 2019 and had a fair value of $3.0 million. The mark-to-market adjustment of the fair value of the hedge is recorded to “Accumulated other comprehensive loss” on the Company’s Consolidate Balance Sheets. Although the Company is exposed to credit loss in the event of nonperformance by the other party to the interest rate hedge agreement, the Company anticipates performance by the counterparty.

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

There was no net impact from the nickel swaps or embedded customer derivative agreements to the Company’s Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018 and 2017. The table below shows the total impact to the Company’s Consolidated Statements of Comprehensive Income through “Net income (loss)” of the derivatives for the years ended December 31, 2019, 2018 and 2017.

	Net Gain (Loss) Recognized
(in thousands)	2019	2018	2017
Fixed interest rate hedge	$(227)	$-	$-
Interest rate swap (CTI)	-	(5)	(31)
Metals swaps	291	(79)	475
Embedded customer derivatives	(291)	79	(475)
Total loss	$(227)	$(5)	$(31)

11.     .Fair Value of Assets and Liabilities:

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

During 2019 and 2018, there were no transfers of financial assets between Levels 1, 2 or 3 fair value measurements. There have been no changes in the methodologies used at December 31, 2019. Following is a description of the valuation methodologies used for assets and liabilities measured at fair value as of December 31, 2019:

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

The following tables present information about the Company’s assets and liabilities that were measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company:

	Value of Items Recorded at Fair Value
	As of December 31, 2019
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Embedded customer derivatives	$-	$4	$-	$4
Total assets at fair value	$-	$4	$-	$4

Liabilities:
Metal swaps	$-	$4	$-	$4
Fixed interest rate hedge	-	3,042	-	3,042
Total liabilities recorded at fair value	$-	$3,046	$-	$3,046

	Value of Items Recorded at Fair Value
	As of December 31, 2018
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Embedded customer derivatives	$-	$21	$-	$21
Total assets at fair value	$-	$21	$-	$21

Liabilities:
Metal swaps	$-	$21	$-	$21
Total liabilities recorded at fair value	$-	$21	$-	$21

The value of the items not recorded at fair value represent the carrying value of the liabilities.

The carrying value of the ABL Credit Facility was $192.9 million and $302.5 million at December 31, 2019 and 2018, respectively. Because the ABL Credit Facility was amended on November 30, 2018, management believes that its carrying value approximates fair value.

12.     Equity Plans:

Restricted Stock Units

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

On an annual basis the compensation committee of the Company’s Board of Directors awards restricted stock units (RSUs), to each non-employee director as part of their annual compensation. The fair value of the annual awards for 2019 and 2018 were $80,000. Subject to the terms of the Plan and the RSU agreement, the RSUs vest after one year of service (from the date of grant). The RSUs are not converted into shares of common stock until the director either resigns or is terminated from the board of directors.

Under the Senior Management Stock Incentive Program (the Plan), each eligible participant is awarded RSUs with a dollar value equal to 10% of the participant’s base salary, up to an annual maximum of $17,500. The RSUs have a five-year vesting period and the RSUs will convert into the right to receive shares of common stock upon a participant’s retirement, or earlier upon the participant’s death or disability or upon a change in control of the Company. The fair value of each RSU award is estimated based on the closing price of the Company’s common stock on the date of the grant and expensed over the vesting period.

Under the Plan, the Company awards RSUs to newly-appointed executive officers, based upon a percentage of their base salary. Upon Mr. Marabito’s promotion to Chief Executive Officer and Mr. Manson’s promotion to Chief Financial Officer on January 1, 2019, each received 51,506 RSUs and 14,891 RSUs, respectively. Upon Mr. Greiff’s promotion to President and Chief Operating Officer on January 1, 2020, he received 15,694 RSUs. The RSUs will vest five years from the grant date, or earlier upon death or disability or upon a change in control of the Company.

Stock-based compensation expense recognized on RSUs for the years ended December 31, 2019, 2018 and 2017, respectively, is summarized in the following table:

	For the years ended December 31,
(in thousands)	2019	2018	2017
RSU expense before taxes of the Plan	$965	$643	$560
RSU expense after taxes	704	471	636

All pre-tax charges related to RSUs were included in the caption “Administrative and general” on the accompanying Consolidated Statements of Comprehensive Income. The total compensation cost of non-vested awards totaled $1.7 million and the weighted average remaining vesting period is 3 years as of December 31, 2019.

The following table summarizes the activity related to RSUs for the twelve months ended December 31, 2019, 2018 and 2017:

	2019		2018		2017
	Number of Shares	Weighted Average Estimated Fair Value	Number of Shares	Weighted Average Estimated Fair Value	Number of Shares	Weighted Average Estimated Fair Value
Beginning balance	527,546	$20.65	469,069	$20.11	421,486	$19.93
Granted	207,521	16.36	84,283	22.33	73,021	20.01
Converted into shares	(96,845)	20.59	(19,097)	16.09	(25,438)	16.71
Forfeited	(2,136)	22.80	(6,709)	16.98	-	-
Outstanding at December 31	636,086	$19.25	527,546	$20.65	469,069	$20.11
Vested at December 31	419,721	$20.37	436,069	$20.42	403,428	$19.89

Of the RSUs granted in 2019, 2018 and 2017, 62,229, 38,052 and 26,837, respectively, were used to fund supplemental executive retirement plan (SERP) contributions.

13.    Commitments and Contingencies:

The Company is party to various legal actions that it believes are ordinary in nature and incidental to the operation of its business. In the opinion of management, the outcome of the proceedings to which the Company is currently a party will not have a material adverse effect upon its results of operations, financial condition or cash flows. During 2017, the Company recorded $1.0 million related to a settlement of a commercial dispute. The amount was included in “Administrative and general” expenses in the Consolidated Statements of Comprehensive Income

In the normal course of business, the Company periodically enters into agreements that incorporate indemnification provisions. While the maximum amount to which the Company may be exposed under such agreements cannot be estimated, it is the opinion of management that these indemnifications are not expected to have a material adverse effect on the Company’s results of operations or financial condition.

At December 31, 2019, approximately 330 of the hourly plant personnel are represented by nine separate collective bargaining units. The table below shows the expiration dates of the collective bargaining agreements.

Facility	Expiration date
Locust, North Carolina	March 4, 2020
Romeoville, Illinois	May 31, 2020
Minneapolis coil, Minnesota	September 30, 2020
Indianapolis, Indiana	January 29, 2021
St. Paul, Minnesota	May 25, 2021
Milan, Illinois	August 12, 2021
Minneapolis plate, Minnesota	March 31, 2022
Detroit, Michigan	August 31, 2022
Hammond, Indiana	November 30, 2024

14.    Income Taxes:

The components of the Company’s provision (benefit) for income taxes from continuing operations were as follows:

	As of December 31,
(in thousands)	2019	2018	2017
Current:
Federal	$1,747	$9,188	$7,695
International	107	-	-
State and local	22	1,797	666
	1,876	10,985	8,361
Deferred	(443)	1,320	(10,974)
Income tax provision (benefit)	$1,433	$12,305	$(2,613)

The components of the Company’s deferred income taxes at December 31 are as follows:

(in thousands)	2019	2018
Deferred tax assets:
Inventory (excluding LIFO reserve)	$1,353	$1,622
Net operating loss and tax credit carryforwards	3,198	2,498
Allowance for doubtful accounts	513	504
Accrued expenses	5,486	6,087
Lease liabilities	6,718	-
Interest rate hedge	760	-
Other	237	232
Deferred tax assets before valuation allowance	18,265	10,943
Valuation allowance	(2,215)	(2,055)
Total deferred tax assets	16,050	8,888

Deferred tax liabilities:
LIFO reserve	(3,646)	(3,870)
Property and equipment	(13,250)	(13,625)
Lease right of use assets	(6,718)	-
Intangibles	(4,698)	(4,858)
Total deferred tax liabilities	(28,312)	(22,353)
Deferred tax liabilities, net	$(12,262)	$(13,465)

The deferred tax liability decreased by $760 thousand related to the fixed interest rate hedge, which is recorded in “Other Comprehensive Income” in the Consolidated Statements of Comprehensive Income.

The following table summarizes the activity related to the Company’s gross unrecognized tax benefits:

(in thousands)	2019	2018	2017
Balance as of January 1	$27	$40	$38
Change in tax due to tax law	-	(12)	-
Increases related to current year tax positions	10	9	15
Decreases related to lapsing of statute of limitations	(9)	(10)	(13)
Balance as of December 31	$28	$27	$40

It is expected that the amount of unrecognized tax benefits will not materially change in the next twelve months. The tax years 2016 through 2018 remain open to examination by major taxing jurisdictions to which the Company is subject.

The Company recognized interest related to uncertain tax positions in the income tax provision.

The following table reconciles the U.S. federal statutory rate to the Company’s effective tax rate:

	2019	2018	2017
U.S. federal statutory rate in effect	21.0%	21.0%	35.0%
State and local taxes, net of federal benefit	3.7%	4.6%	3.6%
Sec. 199 manufacturing deduction	-	-	(3.8%)
Meals and entertainment	5.8%	0.6%	1.8%
Tax credits	(4.2%)	(0.6%)	(1.3%)
Change in valuation allowance	-	-	0.6%
Change in U.S. federal statutory rate	-	-	(37.7%)
Change in tax affect of SERP	-	-	(11.4%)
All other, net	0.8%	1.1%	(2.8%)
Effective income tax rate	27.1%	26.7%	(16.0%)

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act, among other things, lowered the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018. Consequently, the Company decreased its net deferred tax liability as of December 31, 2017 by $6.2 million resulting in an income tax benefit to reflect the estimated impact of the Tax Act. Based on the Company’s predominantly U.S. based operational footprint, additional international and minimum tax provisions under the Tax Act, including the one-time transition tax for the transition from the worldwide system to the territorial system, were not applicable, or were not material to the Company.

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

Income taxes paid in 2019, 2018 and 2017 totaled $0.5 million, $11.3 million and $9.4 million, respectively. Some subsidiaries of the Company’s consolidated group file state tax returns on a separate company basis and have state net operating loss carryforwards expiring over the next two to 20 years. A valuation allowance is recorded to reduce certain deferred tax assets to the amount that is more likely than not to be realized.

15.     Shares Outstanding and Earnings Per Share:

Earnings per share have been calculated based on the weighted average number of shares outstanding as set forth below:

	For the years ended December 31,
(in thousands, except per share data)	2019	2018	2017

Weighted average basic shares outstanding	11,509	11,432	11,381
Assumed exercise of stock options and issuance of stock awards	-	8	-
Weighted average diluted shares outstanding	11,509	11,440	11,381

Net income	$3,856	$33,759	$18,963

Basic earnings per share	$0.34	$2.95	$1.67
Diluted earnings per share	$0.34	$2.95	$1.67

Unvested RSUs	216	91	65

16.     Stock Repurchase Program:

On October 2, 2015, the Company announced that its Board of Directors authorized a stock repurchase program of up to 550,000 shares of the Company’s issued and outstanding common stock, which could include open market repurchases, negotiated block transactions, accelerated stock repurchases or open market solicitations for shares, all or some of which may be effected through Rule 10b5-1 plans. Any of the repurchased shares are held in the Company’s treasury, or canceled and retired as the Board may determine from time to time. Any repurchases of common stock are subject to the covenants contained in the ABL Credit Facility. Under the ABL Credit Facility, the Company may repurchase common stock and pay dividends up to $5.0 million in the aggregate during any trailing twelve months without restrictions. Purchases of common stock or dividend payments in excess of $5.0 million in the aggregate require the Company to (i) maintain availability in excess of 20.0% of the aggregate revolver commitments ($95.0 million as of December 31, 2019) or (ii) to maintain availability equal to or greater than 15.0% of the aggregate revolver commitments ($71.3 million as of December 31, 2019) and the Company must maintain a pro-forma ratio of EBITDA minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00.

During 2019, the Company repurchased 109,505 shares, for an aggregate cost of $1.5 million. There were no shares repurchased during 2018 or 2017.

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

The following table provides financial information by segment and reconciles the Company’s operating income by segment to the consolidated income before income taxes for the years ended December 31, 2019, 2018 and 2017.

	For the Year Ended December 31,
(in thousands)	2019	2018	2017
Net sales
Carbon flat products	$926,903	$1,073,292	$869,628
Specialty metals flat products	363,634	343,479	227,200
Tubular and pipe products	288,503	298,310	233,868
Total net sales	$1,579,040	$1,715,081	$1,330,696

Depreciation and amortization
Carbon flat products	$11,624	$10,621	$10,906
Specialty metals flat products	1,830	1,251	811
Tubular and pipe products	5,408	5,601	5,659
Corporate	168	135	102
Total depreciation and amortization	$19,030	$17,608	$17,478

Operating income
Carbon flat products	$(5,023)	$44,354	$17,886
Specialty metals flat products	14,321	15,248	11,240
Tubular and pipe products	18,607	11,520	4,568
Corporate	(11,295)	(14,070)	(9,708)
Total operating income	$16,610	$57,052	$23,986
Other loss, net	(32)	(307)	(118)
Income before interest and income taxes	16,578	56,745	23,868
Interest and other expense on debt	11,289	10,681	7,518
Income before income taxes	$5,289	$46,064	$16,350

	For the Year Ended December 31,
(in thousands)	2019	2018	2017
Capital expenditures
Flat products	$6,996	$19,985	$7,325
Tubular and pipe products	3,169	5,242	2,833
Corporate	-	488	2
Total capital expenditures	$10,165	$25,715	$10,160

Assets
Flat products	$432,566	$560,116
Tubular and pipe products	215,841	200,016
Corporate	1,148	608
Total assets	$649,555	$760,740

There were no material revenue transactions between the carbon flat products, specialty metals flat products and tubular and pipe products segments for the years ended December 31, 2019, 2018 and 2017.

The Company sells certain products internationally, primarily in Canada and Mexico. International sales are immaterial to the consolidated financial results and to the individual segments’ results.

18.     Retirement Plans:

The Company’s retirement plans consist of 401(k) plans covering union and non-union employees, a multi-employer pension plan covering certain CTI employees and a SERP covering certain executive officers of the Company.

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

The Company, through its CTI subsidiary, contributes to a multiemployer pension plan. CTI contributes to the Multiemployer Plan under the terms of a collective bargaining agreement that covers certain of its union employees, and which expires May 31, 2020. CTI contributions to the Multiemployer Plan were immaterial for the years ended December 31, 2019 and 2018.

Retirement plan expense, which includes all Company 401(k), SERP defined contributions and the Multiemployer Plan, amounted to $3.0 million, $3.2 million and $2.6 million for the years ended December 31, 2019, 2018 and 2017, respectively.

The fair values of the Company's SERP assets as of December 31, 2019 were $4.9 million and are measured at Net Asset Value (NAV) as a practical expedient to estimate fair value and therefore are not classified in the fair value hierarchy. Under the practical expedient approach, the NAV is based on the fair value of the underlying investments held by each fund less its liabilities. This practical expedient would not be used when it is determined to be probable that the fund will sell the investment for an amount different than the reported NAV. The fair value of the SERP assets are included in Other Long Term Assets on the Consolidated Balance Sheets.

19.     Related-Party Transactions:

The Company’s Executive Chairman of the Board owns 50% of an entity that owns one of the Cleveland warehouses and leases it to the Company at a fair market value annual rental of $0.2 million. The lease expires on December 31, 2023 with three five-year renewal options.

Schedule II – Valuation and Qualifying Accounts

(in thousands)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year Ended December 31, 2017
Allowance for doubtful accounts	$1,385	$641	$-	$(416)	$1,610
Tax valuation reserve	$2,017	$362	$-	$-	$2,379

Year Ended December 31, 2018
Allowance for doubtful accounts	$1,610	$575	$-	$(245)	$1,940
Tax valuation reserve	$2,379	$-	$-	$(324)	$2,055

Year Ended December 31, 2019
Allowance for doubtful accounts	$1,940	$590	$-	$(565)	$1,965
Tax valuation reserve	$2,055	$160	$-	$-	$2,215

SUPPLEMENTAL FINANCIAL INFORMATION

(in thousands, except per share data)

(unaudited)

2019	1st quarter	2nd quarter	3rd quarter	4th quarter	Year

Net sales	$445,919	$429,151	$384,230	$319,740	$1,579,040
Operating income (a)	6,074	5,940	3,581	1,015	16,610
Income (loss) before income taxes	2,846	2,707	1,024	(1,288)	5,289
Net income (loss)	$2,074	$2,081	$591	$(890)	$3,856
Basic net income (loss) per share	$0.18	$0.18	$0.05	$(0.08)	$0.34
Weighted average shares outstanding - basic	11,488	11,415	11,420	11,416	11,509
Diluted net income (loss) per share	$0.18	$0.18	$0.05	$(0.08)	$0.34
Weighted average shares outstanding - diluted	11,488	11,415	11,420	11,416	11,509

Market price of common stock: (b)
High	$20.24	$18.24	$16.28	$18.41	$20.24
Low	14.00	12.09	9.99	13.53	9.99

2018	1st quarter	2nd quarter	3rd quarter	4th quarter	Year

Net sales	$375,598	$452,917	$456,976	$429,590	$1,715,081
Operating income (c)	12,345	24,319	18,614	1,774	57,052
Income (loss) before income taxes	10,313	21,556	15,708	(1,512)	46,065
Net income (loss)	$7,629	$15,848	$11,599	$(1,316)	$33,759
Basic net income (loss) per share	$0.67	$1.39	$1.01	$(0.11)	$2.95
Weighted average shares outstanding - basic	11,418	11,435	11,444	11,444	11,432
Diluted net income (loss) per share	$0.67	$1.39	$1.01	$(0.11)	$2.95
Weighted average shares outstanding - diluted	11,418	11,435	11,446	11,444	11,440

Market price of common stock: (b)
High	$25.84	$24.27	$24.23	$21.41	$25.84
Low	19.75	19.75	19.92	13.72	13.72

(a) Operating income (loss) in 2019 includes $3,669 of LIFO income related to the Company's tubular and pipe products segment.
(b) Represents the high and low sales prices of our common stock as reported by the Nasdaq Global Select Market.
(c) Operating income (loss) in 2018 includes $8,408 of LIFO expense related to the Company's tubular and pipe products segment.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Evaluations required by Rule 13a-15 of the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Annual Report have been carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon such evaluations, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2019 in providing reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting is set forth in Part II, Item 8 of this Annual Report on Form 10-K and is incorporated herein. Grant Thornton LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2019, as stated in their report which appears in Part II, Item 8 of this Annual Report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

Information required by Item 10 as to the executive officers is provided in Part I of this Annual Report on Form 10-K and is incorporated by reference into this section. Other information required by Item 10 will be incorporated herein by reference to the information set forth in our definitive proxy statement for our 2020 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION

Information required by Item 11 will be incorporated herein by reference to the information set forth in our definitive proxy statement for our 2020 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by Item 12 will be incorporated herein by reference to the information set forth in our definitive proxy statement for our 2020 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by Item 13 will be incorporated herein by reference to the information set forth in our definitive proxy statement for our 2020 Annual Meeting of Shareholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by Item 14 will be incorporated herein by reference to the information set forth in our definitive proxy statement for our 2020 Annual Meeting of Shareholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) The following financial statements are included in Part II, Item 8:

Report of Independent Registered Public Accounting Firms

Management’s Report on Internal Control Over Financial Reporting

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2019, 2018 and 2017

Consolidated Balance Sheets as of December 31, 2019 and 2018

Consolidated Statements of Cash Flows for the Years Ended December 31, 2019, 2018 and 2017

Supplemental Disclosures of Cash Flow Information for the Years Ended December 31, 2019, 2018 and 2017

Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2019, 2018 and 2017

Notes to Consolidated Financial Statements for the Years Ended December 31, 2019, 2018 and 2017

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

Incorporated by reference to Exhibit 4.26 to Registrant's Form 8-K filed with the Commission on December 4, 2018 (Commission File No. 0-23320).
4.28	Description of Securities	Filed herewith

Exhibit	Description	Reference
10.8 *	Form of Management Retention Agreement for Senior Executive Officers of the Company	Incorporated by reference to Exhibit 10.8 to Registrant's Form 10-Q filed with the Commission on August 7, 2000 (Commission File No. 0-23320).
10.9 *	Form of Management Retention Agreement for Other Officers of the Company	Incorporated by reference to Exhibit 10.9 to Registrant's Form 10-Q filed with the Commission on August 7, 2000 (Commission File No. 0-23320).
10.14 *	Olympic Steel, Inc. Executive Deferred Compensation Plan dated December 15, 2004	Incorporated by reference to Exhibit 10.14 to Registrant’s Form 10-K filed with the Commission on March 14, 2005 (Commission File No. 0-23320).
10.15 *	Form of Non-Solicitation Agreements	Incorporated by reference to Exhibit 10.15 to Registrant’s Form 8-K filed with the Commission on March 4, 2005 (Commission File No. 0-23320).
10.16 *	Form of Management Retention Agreement	Incorporated by reference to Exhibit 10.16 to Registrant’s Form 10-Q filed with the Commission on August 8, 2005 (Commission File No. 0-23320).
10.17 *	Supplemental Executive Retirement Plan Term Sheet	Incorporated by reference to Exhibit 99.1 to Registrant’s Form 8-K filed with the Commission on January 5, 2006 (Commission File No. 0-23320).
10.20 *	Olympic Steel, Inc. Supplemental Executive Retirement Plan	Incorporated by reference to Exhibit 10.20 to Registrant’s Form 8-K filed with the Commission on April 28, 2006 (Commission File No. 0-23320).
10.21 *	Amended and Restated Olympic Steel, Inc. 2007 Omnibus Incentive Plan	Incorporated by reference to Exhibit 4.3 to Registrant’s Registration Statement on Form S-8 (Registration No. 333-211023) filed with the Commission on April 29, 2016.
10.30 *	Olympic Steel, Inc. Senior Manager Compensation Plan	Incorporated by reference to Exhibit 10.30 to Registrant’s Form 10-Q filed with the Commission on May 6, 2011 (Commission File No. 0-23320).
10.31 *	David A. Wolfort Employment Agreement effective as of January 1, 2016	Incorporated by reference to Exhibit 10.31 to Registrant’s Form 8-K filed with the Commission on December 31, 2015 (Commission File No. 0-23320).
10.32 *	Donald McNeeley Employment Agreement effective as of March 31, 2016	Incorporated by reference to Exhibit 10.32 to Registrant’s Form 8-K filed with the Commission on March 31, 2016 (Commission File No. 0-23320).
10.33 *	Richard T. Marabito Employment Agreement effective as of December 21, 2018	Incorporated by reference to Exhibit 10.13 to Registrant’s Form 8-K filed with the Commission on December 21, 2018 (Commission File No. 0-23320).

Exhibit	Description	Reference
10.34 *	Form of RSU Agreements for Messrs. Siegal, Wolfort and Marabito.	Incorporated by reference to Exhibit 10.34 to Registrant’s Form 10-K filed with the Commission on February 23, 2012 (Commission File No. 0-23320).
10.35 *	Michael D. Siegal Employment Agreement effective as of December 20, 2017	Incorporated by reference to Exhibit 10.35 to Registrant’s Form 8-K filed with the Commission on December 22, 2017 (Commission File No. 0-23320).
10.37 *	Amendment to Form of Management Retention Agreement for Senior Executive Officers of the Company	Incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q filed with the Commission on May 1, 2015 (Commission File No. 0-23320).
10.40 *	Richard A. Manson Employment Agreement effective as of December 21, 2018	Incorporated by reference to Exhibit 10.40 to Registrant’s Form 8-K filed with the Commission on December 21, 2018 (Commission File No. 0-23320).
10.41 *	Employment Agreement, dated as of January 1, 2020, between Olympic Steel, Inc. and Andrew S. Greiff	Incorporated by reference to Exhibit 10.41 to Registrant’s Form 8-K filed with the Commission on December 27, 2019 (Commission File No. 0-23320).
21	List of Subsidiaries	Filed herewith
23.1	Consent of Grant Thornton, LLP, Independent Registered Public Accounting Firm	Filed herewith
23.2	Consent of Pricewaterhouse Coopers, LLP Independent Registered Public Accounting Firm	Filed herewith
24	Directors and Officers Powers of Attorney	Filed herewith
31.1	Certification of the Principal Executive Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of the Principal Financial Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Written Statement of Richard T. Marabito, Chairman and Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Written Statement of Richard A. Manson, Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*      This exhibit is a management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OLYMPIC STEEL, INC.

February 21, 2020	By:	/s/ Richard A. Manson
Richard A. Manson, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated and on the dates indicated.

February 21, 2020	/s/ Richard T. Marabito *
Richard T. Marabito, Chief Executive Officer (Principal Executive Officer)

February 21, 2020	/s/ Richard A. Manson *
Richard A. Manson, Chief Financial Officer
(Principal Financial and Accounting Officer)

February 21, 2020	/s/ Michael D. Siegal *
Michael D. Siegal, Executive Chairman of the Board

February 21, 2020	/s/ Arthur F. Anton *
Arthur F. Anton, Lead Director

February 21, 2020	/s/ Ralph M. Della Ratta, Jr. *
Ralph M. Della Ratta, Jr., Director

February 21, 2020	/s/ Howard L. Goldstein *
Howard L. Goldstein, Director

February 21, 2020	/s/ Dirk A. Kempthorne *
Dirk A. Kempthorne, Director

February 21, 2020	/s/ Idalene F. Kesner *
Idalene F. Kesner, Director

February 21, 2020	/s/ Michael G. Rippey *
Michael G. Rippey, Director

February 21, 2020	/s/ Vanessa Whiting *
Vanessa Whiting, Director

February 21, 2020	/s/ David A. Wolfort *
David A. Wolfort, Director

* The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to the Powers of Attorney executed by the above-named officers and directors of the Company and filed with the Securities and Exchange Commission on behalf of such officers and directors.

By:	/s/ Richard A. Manson	February 21, 2020
Richard A. Manson, Attorney-in-Fact