Form 10-Q
period 2020-03-31
OLYMPIC STEEL INC
filed 2020-05-01
CIK 917470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 1, 2020
Common stock, without par value	10,986,068

Olympic Steel, Inc.

Index to Form 10-Q

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Olympic Steel, Inc.

Consolidated Balance Sheets

(in thousands)

	As of
	March 31, 2020	December 31, 2019
	(unaudited)
Assets
Cash and cash equivalents	$5,284	$5,742
Accounts receivable, net	165,782	133,572
Inventories, net (includes LIFO debit of $1,098 and $598 as of March 31, 2020 and December 31, 2019, respectively)	267,554	273,531
Prepaid expenses and other	6,364	6,997
Total current assets	444,984	419,842
Property and equipment, at cost	420,594	416,511
Accumulated depreciation	(264,699)	(260,264)
Net property and equipment	155,895	156,247
Goodwill	3,423	3,423
Intangible assets, net	28,940	29,259
Other long-term assets	14,569	14,439
Right of use assets, net	30,156	26,345
Total assets	$677,967	$649,555

Liabilities
Accounts payable	$82,962	$69,452
Accrued payroll	8,805	13,196
Other accrued liabilities	12,381	12,850
Current portion of lease liabilities	6,095	5,589
Total current liabilities	110,243	101,087
Credit facility revolver	209,052	192,925
Other long-term liabilities	15,964	14,068
Deferred income taxes	12,127	12,262
Lease liabilities	24,189	20,861
Total liabilities	371,575	341,203
Shareholders' Equity
Preferred stock	-	-
Common stock	132,006	131,647
Treasury stock	(480)	(335)
Accumulated other comprehensive loss	(4,829)	(2,281)
Retained earnings	179,695	179,321
Total shareholders' equity	306,392	308,352
Total liabilities and shareholders' equity	$677,967	$649,555

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Consolidated Statements of Comprehensive Income

For the Three Months Ended March 31,

(in thousands, except per share data)

	2020	2019
	(unaudited)
Net sales	$354,380	$445,919
Costs and expenses
Cost of materials sold (excludes items shown seperately below)	282,522	366,382
Warehouse and processing	23,076	25,611
Administrative and general	19,059	20,129
Distribution	12,289	12,835
Selling	6,810	7,340
Occupancy	2,660	2,798
Depreciation	4,516	4,431
Amortization	397	319
Total costs and expenses	351,329	439,845
Operating income	3,051	6,074
Other income (loss), net	(17)	14
Income before interest and income taxes	3,034	6,088
Interest and other expense on debt	2,239	3,242
Income before income taxes	795	2,846
Income tax provision	202	772
Net income	$593	$2,074
Loss on cash flow hedge	(3,397)	(1,457)
Tax effect on cash flow hedge	849	379
Total comprehensive income	$(1,955)	$996

Earnings per share:
Net income per share - basic	$0.05	$0.18
Weighted average shares outstanding - basic	11,444	11,488
Net income per share - diluted	$0.05	$0.18
Weighted average shares outstanding - diluted	11,459	11,488

Dividends declared per share of common stock	$0.02	$0.02

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Consolidated Statements of Cash Flows

For the Three Months Ended March 31,

(in thousands)

	2020	2019
	(unaudited)
Cash flows from (used for) operating activities:
Net income	$593	$2,074
Adjustments to reconcile net income to net cash from (used for) operating activities -
Depreciation and amortization	5,042	4,879
Loss on disposition of property and equipment	71	4
Stock-based compensation	359	1,498
Other long-term assets	(312)	(791)
Other long-term liabilities	(764)	(926)
	4,989	6,738
Changes in working capital:
Accounts receivable	(32,210)	(28,735)
Inventories	5,977	26,448
Prepaid expenses and other	608	(350)
Accounts payable	10,283	8,895
Change in outstanding checks	3,227	(5,421)
Accrued payroll and other accrued liabilities	(4,859)	(8,740)
	(16,974)	(7,903)
Net cash used for operating activities	(11,985)	(1,165)

Cash flows from (used for) investing activities:
Acquisition	-	(11,000)
Capital expenditures	(4,235)	(2,399)
Proceeds from disposition of property and equipment	-	5
Net cash used for investing activities	(4,235)	(13,394)

Cash flows from (used for) financing activities:
Credit facility revolver borrowings	107,391	194,840
Credit facility revolver repayments	(91,264)	(184,101)
Principal payment under capital lease obligation	-	(2)
Credit facility fees and expenses	-	(100)
Repurchase of common stock	(145)	(64)
Dividends paid	(220)	(220)
Net cash from financing activities	15,762	10,353

Cash and cash equivalents:
Net change	(458)	(4,206)
Beginning balance	5,742	9,319
Ending balance	$5,284	$5,113

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Supplemental Disclosures of Cash Flow Information

For the Three Months Ended March 31,

(in thousands)

	2020	2019
	(unaudited)

Interest paid	$2,153	$3,188
Income taxes paid	$(7)	$58

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Consolidated Statements of Shareholders’ Equity

For The Three Months Ended March 31,

(in thousands)

(unaudited)

			Accumulated
			Other
	Common	Treasury	Comprehensive	Retained	Total
	Stock	Stock	Loss	Earnings	Equity

Balance at December 31, 2019	$131,647	$(335)	$(2,281)	$179,321	$308,352

Net income	$-	$-	$-	$593	$593
Payment of dividends	-	-	-	(220)	(220)
Stock-based compensation	359	-	-	-	359
Changes in fair value of hedges, net of tax	-	-	(2,548)	-	(2,548)
Repurchase of common stock	-	(145)	-	-	(145)
Other	-	-	-	1	1

Balance at March 31, 2020	$132,006	$(480)	$(4,829)	$179,695	$306,392

			Accumulated
			Other
	Common	Treasury	Comprehensive	Retained	Total
	Stock	Stock	Loss	Earnings	Equity

Balance at December 31, 2018	$130,778	$(132)	$-	$176,345	$306,991

Net income	$-	$-	$-	$2,074	$2,074
Payment of dividends	-	-	-	(220)	(220)
Stock-based compensation	1,498	-	-	-	1,498
Changes in fair value of hedges, net of tax	-	-	(1,078)	-	(1,078)
Repurchase of common stock	-	(64)	-	-	(64)
Other	(1)	-	-	-	(1)

Balance at March 31, 2019	$132,275	$(196)	$(1,078)	$178,199	$309,200

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Notes to Unaudited Consolidated Financial Statements

March 31, 2020

1.	Basis of Presentation:

The accompanying consolidated financial statements have been prepared from the financial records of Olympic Steel, Inc. and its wholly-owned subsidiaries (collectively, Olympic or the Company), without audit and reflect all normal and recurring adjustments which are, in the opinion of management, necessary to fairly state the results of the interim periods covered by this report. Year-to-date results are not necessarily indicative of 2020 annual results and these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. All intercompany transactions and balances have been eliminated in consolidation.

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

On March 11, 2020, the World Health Organization classified the COVID-19 outbreak as a pandemic. The pandemic did not have a material impact on the Company’s financial statements for the three months ended March 31, 2020.   The Company is an essential business and remains open in all locations, adhering to all health guidelines to operate safely provided by the Center for Disease Control and Prevention and local authorities. The COVID-19 pandemic could have material and adverse effects on our financial condition, results of operations and cash flows in the near term due to, but not limited to (i) reduced sales and profit levels, (ii) the slower payment of accounts receivable and potential increases in uncollectible accounts receivable, (iii) falling metals prices that could lead to lower of cost or market inventory adjustments and the impairment of intangible and long-lived assets, (v) reduced availability and productivity of our employees, (vi) increased operational risks as a result of remote work arrangements, including the potential effects on internal controls, as well as cybersecurity risks and increased vulnerability to security breaches, information technology disruptions and other similar events, (vii) negative impacts on our liquidity position, and (viii) increased costs and less ability to access funds under our ABL Credit Facility and the capital markets. The Company has implemented actions to maintain its financial health and liquidity. The Company continues to monitor the impacts of COVID-19 on the fair value of assets.

Impact of Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2016-13, “Financial Instruments-Credit Losses (Topic 326)”, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. The ASU replaces the existing incurred loss impairment model with a forward-looking expected credit loss model which will result in earlier recognition of credit losses. The adoption of this ASU did not have a material impact on the Company’s Consolidated Financial Statements.

2.	Revenue Recognition:

The Company provides metals processing, distribution and delivery of large volumes of processed carbon, coated flat rolled sheet, coil and plate products, aluminum, and stainless flat rolled products, prime tin mill products, flat bar products, metal tubing, pipe, bar, valves, fittings, fabricated parts. self-dumping hoppers, and steel dump inserts.  The Company's contracts with customers are comprised of purchase orders with standard terms and conditions.  Occasionally the Company may also have longer-term agreements with customers.  Substantially all of the contracts with customers require the delivery of metals which represent single performance obligations that are satisfied upon transfer of control of the product to the customer.

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

	Disaggregated Revenue by Products Sold
	For the Three Months Ended March 31, 2020
	Carbon flat products	Specialty metals flat products	Tubular and pipe products	Total
Hot Rolled	30.0%	0.0%	0.0%	30.0%
Plate	11.6%	0.0%	0.0%	11.6%
Cold Rolled	5.6%	0.0%	0.0%	5.6%
Coated	8.6%	0.0%	0.0%	8.6%
Specialty	0.0%	25.0%	0.0%	25.0%
Tube	0.0%	0.0%	17.8%	17.8%
Other	1.4%	0.0%	0.0%	1.4%
Total	57.2%	25.0%	17.8%	100.0%

	Disaggregated Revenue by Products Sold
	For the Three Months Ended March 31, 2019
	Carbon flat products	Specialty metals flat products	Tubular and pipe products	Total
Hot Rolled	35.4%	0.0%	0.0%	35.4%
Plate	13.2%	0.0%	0.0%	13.2%
Cold Rolled	5.5%	0.0%	0.0%	5.5%
Coated	7.0%	0.0%	0.0%	7.0%
Specialty	0.0%	17.8%	0.0%	17.8%
Tube	0.0%	0.0%	17.8%	17.8%
Other	1.3%	2.0%	0.0%	3.3%
Total	62.4%	19.8%	17.8%	100.0%

3.	Accounts Receivable:

Accounts receivable are presented net of allowances for credit losses and unissued credits of $3.1 million and $3.7 million as of March 31, 2020 and December 31, 2019, respectively. The allowance for credit losses is maintained at a level considered appropriate based on historical experience, specific customer collection issues that have been identified, current market conditions and estimates for supportable forecasts when appropriate. Estimations are based upon a calculated percentage of accounts receivable, which remains fairly level from year to year, and judgments about the probable effects of economic conditions on certain customers, which can fluctuate significantly from year to year. The Company cannot guarantee that the rate of future credit losses will be similar to past experience. The Company considers all available information when assessing the adequacy of its allowance for credit losses and unissued credits each quarter.

4.	Inventories:

Inventories consisted of the following:

	Inventory as of
(in thousands)	March 31, 2020	December 31, 2019
Unprocessed	$217,547	$220,787
Processed and finished	50,007	52,744
Totals	$267,554	$273,531

The Company values certain of its tubular and pipe products inventory at the last-in, first-out (LIFO) method. At March 31, 2020 and December 31, 2019, approximately $41.1 million, or 15.3% of consolidated inventory, and $39.1 million, or 14.3% of consolidated inventory, respectively, was reported under the LIFO method of accounting. The cost of the remainder of the tubular and pipe products inventory is determined using a weighted average rolling first-in, first-out (FIFO) method.

During the three months ended March 31, 2020, the Company recorded $0.5 million of LIFO income, as current projections anticipate declining metals prices, which would increase the LIFO debit by December 31, 2020. The Company did not record any LIFO income or expense during the three months ended March 31, 2019.

If the FIFO method had been in use, inventories would have been $1.1 million and $0.6 million lower than reported at March 31, 2020 and December 31, 2019, respectively.

5.	Goodwill and Intangible Assets:

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

Goodwill, by reportable unit, was as follows as of March 31, 2020 and December 31, 2019, respectively. The goodwill is deductible for tax purposes.

(in thousands)	Carbon Flat Products	Specialty Metals Flat Products	Tubular and Pipe Products	Total

Balance as of December 31, 2019	$1,065	$2,358	$-	$3,423
Acquisitions	-	-	-	-
Impairments	-	-	-	-
Balance as of March 31, 2020	$1,065	$2,358	$-	$3,423

Intangible assets consisted of the following as of March 31, 2020 and December 31, 2019, respectively:

	As of March 31, 2020
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net

Customer relationships - subject to amortization	$18,022	$(8,200)	$9,822
Covenant not to compete - subject to amortization	259	(136)	123
Trade name - not subject to amortization	18,995	-	18,995
	$37,276	$(8,336)	$28,940

	As of December 31, 2019
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net

Customer relationships - subject to amortization	$18,022	$(7,900)	$10,122
Covenant not to compete - subject to amortization	259	(117)	142
Trade name - not subject to amortization	18,995	-	18,995
	$37,276	$(8,017)	$29,259

The Company estimates that amortization expense for its intangible assets subject to amortization will be approximately $1.3 million per year for the next year and $1.2 million per year for the four years thereafter.

6.	Leases:

The components of lease expense were as follows:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
(in thousands)	2020	2019

Operating lease cost	$1,777	$1,759

Finance lease cost:
Amortization of right-of-use assets	$60	$5
Interest on lease liabilities	14	3
Total finance lease cost	$74	$8

Supplemental cash flow information related to leases was as follows:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
(in thousands)	2020	2019

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,759	$1,806
Operating cash flows from finance leases	14	3
Financing cash flows from finance leases	57	2
Total cash paid for amounts included in the measurement of lease liabilities	$1,830	$1,811

Supplemental balance sheet information related to leases was as follows:

	March 31,	December 31,
(in thousands)	2020	2019

Operating Leases
Operating lease right-of-use asset	$35,929	$31,624
Operating lease accumulated depreciation	(7,256)	(5,825)
Operating lease right-of-use asset, net	28,673	25,799

Other current liabilities	5,843	5,481
Operating lease liabilities	22,948	20,418
Total operating lease liabilities	$28,791	$25,899

Finance Leases
Property and equipment, at cost	$1,628	$613
Accumulated depreciation	(145)	(67)
Property and equipment, net	1,483	546

Other current liabilities	252	108
Other long-term liabilities	1,241	443
Total finance lease liabilities	$1,493	$551

Weighted Average Remaining Lease Term
Operating leases (in years)	7	7
Finance leases (in years)	6	6

Weighted Average Discount Rate
Operating leases	3.76%	3.72%
Finance leases	3.82%	4.01%

Maturities of lease liabilities were as follows:

	Operating	Finance
(in thousands)	Leases	Leases

Year Ending December 31,
2020	$5,162	$228
2021	6,171	298
2022	5,153	285
2023	4,205	241
2023	3,591	216
Thereafter	8,506	403
Total future minimum lease payments	$32,788	$1,671
Less remaining imputed interest	(3,997)	(178)
Total	$28,791	$1,493

7.	Debt:

The Company’s debt is comprised of the following components:

	As of
	March 31,	December 31,
(in thousands)	2020	2019
Asset-based revolving credit facility due December 8, 2022	$209,052	$192,925
Total debt	$209,052	$192,925

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

The ABL Credit Facility contains customary representations and warranties and certain covenants that limit the ability of the Company to, among other things: (i) incur or guarantee additional indebtedness; (ii) pay distributions on, redeem or repurchase capital stock or redeem or repurchase subordinated debt; (iii) make investments; (iv) sell assets; (v) enter into agreements that restrict distributions or other payments from restricted subsidiaries to the Company; (vi) incur liens securing indebtedness; (vii) consolidate, merge or transfer all or substantially all of the Company’s assets; and (viii) engage in transactions with affiliates. In addition, the ABL Credit Facility contains a financial covenant which requires (i) if any commitments or obligations are outstanding and the Company’s availability is less than the greater of $30 million or 10.0% of the aggregate amount of revolver commitments ($47.5 million at March 31, 2020) or 10.0% of the aggregate borrowing base ($32.4 million at March 31, 2020) then the Company must maintain a ratio of Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA) minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00 for the most recent twelve fiscal month period.

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

As of March 31, 2020, the Company was in compliance with its covenants and had approximately $112.2 million of availability under the ABL Credit Facility.

As of March 31, 2020, and December 31, 2019, $1.2 million and $1.3 million, respectively, of bank financing fees were included in “Prepaid expenses and other” and “Other long-term assets” on the accompanying Consolidated Balance Sheets. The financing fees are being amortized over the five-year term of the ABL Credit Facility and are included in “Interest and other expense on debt” on the accompanying Consolidated Statements of Comprehensive Income.

8.	Derivative Instruments:

Metals swaps and embedded customer derivatives

During 2020 and 2019, the Company entered into nickel swaps indexed to the London Metal Exchange (LME) price of nickel with third-party brokers. The nickel swaps are accounted for as derivatives for accounting purposes. The Company entered into them to mitigate its customers’ risk of volatility in the price of metals. The outstanding nickel swaps mature in 2020. The swaps are settled with the brokers at maturity. The economic benefit or loss arising from the changes in fair value of the swaps is contractually passed through to the customer. The primary risk associated with the metals swaps is the ability of customers or third-party brokers to honor their agreements with the Company related to derivative instruments. If the customer or third-party brokers are unable to honor their agreements, the Company’s risk of loss is the fair value of the metals swaps.

These derivatives have not been designated as hedging instruments. The periodic changes in fair value of the metals and embedded customer derivative instruments are included in “Cost of materials sold” in the Consolidated Statements of Comprehensive Income. The Company recognizes derivative positions with both the customer and the third party for the derivatives and classifies cash settlement amounts associated with them as part of “Cost of materials sold” in the Consolidated Statements of Comprehensive Income. The cumulative change in fair value of the metals swaps that had not yet settled as of March 31, 2020 and December 31, 2019 are included in “Other accrued liabilities”, and the embedded customer derivatives are included in “Accounts Receivable, net” on the Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019.

Fixed rate interest rate hedge

On January 10, 2019, the Company entered into a five-year forward starting fixed rate interest rate hedge in order to eliminate the variability of cash interest payments on $75 million of the outstanding LIBOR based borrowings under the ABL Credit Facility. The interest rate hedge fixed the rate at 2.57%. The interest rate hedge is included in “Other long-term liabilities” on the Consolidated Balance Sheets as of March 31, 2020. Although the Company is exposed to credit loss in the event of nonperformance by the other party to the interest rate hedge agreement, the Company anticipates performance by the counterparty.

The table below shows the total impact to the Company’s Consolidated Statements of Comprehensive Income through net income of the derivatives for the three months ended March 31, 2020 and 2019, respectively.

	Net Gain (Loss) Recognized
	For the Three Months Ended March 31,
(in thousands)	2020	2019
Fixed interest rate hedge	$(202)	$(9)
Metals swaps	(112)	130
Embedded customer derivatives	112	(130)
Total loss	$(202)	$(9)

9.	Fair Value of Assets and Liabilities:

During the three months ended March 31, 2020, there were no transfers of financial assets between Levels 1, 2 or 3 fair value measurements. There have been no changes in the methodologies used at March 31, 2020 since December 31, 2019.

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company:

	Value of Items Recorded at Fair Value
	As of March 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Embedded customer derivative	$-	$59	$-	$59
Total assets at fair value	$-	$59	$-	$59

Liabilities:
Metal Swaps	$-	$59	$-	$59
Fixed interest rate hedge		6,439		6,439
Total liabilities recorded at fair value	$-	$6,498	$-	$6,498

	Value of Items Recorded at Fair Value
	As of December 31, 2019
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Embedded customer derivatives	$-	$4	$-	$4
Total assets at fair value	$-	$4	$-	$4

Liabilities:
Metal swaps	$-	$4	$-	$4
Fixed interest rate hedge	-	3,042	-	3,042
Total liabilities recorded at fair value	$-	$3,046	$-	$3,046

The value of the items not recorded at fair value represent the carrying value of the liabilities.

The carrying value of the ABL Credit Facility was $209.1 million and $192.9 million at March 31, 2020 and December 31, 2019, respectively. Management believes that its carrying value approximates fair value.

10.	Accumulated Other Comprehensive Loss:

On January 10, 2019, the Company entered into a five-year forward starting fixed rate interest rate hedge in order to eliminate the variability of cash interest payments on $75 million of the outstanding LIBOR based borrowings under the ABL Credit Facility. The interest rate hedge fixed the rate at 2.57%. The fair value of the interest rate hedge of $6.4 million, net of tax of $1.6 million is included in “Accumulated other comprehensive loss” on the Consolidated Balance Sheets at March 31, 2020.

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

On an annual basis the compensation committee of the Company’s Board of Directors awards restricted stock units (RSUs), to each non-employee director as part of their annual compensation. The annual awards for 2020 and 2019 per director were $80,000. Subject to the terms of the Plan and the RSU agreement, the RSUs vest after one year of service (from the date of grant). The RSUs are not converted into shares of common stock until the director either resigns or is terminated from the board of directors.

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

Under the Plan, the Company awards RSUs to newly-appointed executive officers, based upon a percentage of their base salary. Upon Mr. Marabito’s promotion to Chief Executive Officer and Mr. Manson’s promotion to Chief Financial Officer on January 1, 2019, they received 51,506 RSUs and 14,891 RSUs, respectively. Upon Mr. Greiff’s promotion to President and Chief Operating Officer on January 1, 2020, he received 15,694 RSUs. The RSUs will vest five years from the grant date, or earlier upon death or disability or upon a change in control of the Company.

Stock-based compensation expense recognized on RSUs for the three months ended March 31, 2020 and 2019, respectively, is summarized in the following table:

	For the Three Months Ended
	March 31,
(in thousands, except per share data)	2020	2019
RSU expense before taxes	$360	$275
RSU expense after taxes	$269	$200

All pre-tax charges related to RSUs were included in the caption “Administrative and general” on the accompanying Consolidated Statements of Comprehensive Income.

The following table summarizes the activity related to RSUs for the three months ended March 31, 2020 and 2019, respectively:

	As of March 31, 2020		As of March 31, 2019
	Number of	Weighted Average	Number of	Weighted Average
	Shares	Granted Price	Shares	Granted Price
Outstanding at December 31	636,086	$19.25	527,546	$20.65
Granted	70,588	11.92	156,562	17.40
Converted into shares	(5,329)	15.94	-	-
Forfeited	(494)	27.31	-	-
Outstanding at March 31	700,851	$18.53	684,108	$19.91
Vested at March 31	445,781	$20.22	515,778	$20.41

Of the RSUs granted in 2019, 62,229 were used to fund supplemental executive retirement plan (SERP) contributions. The Company chose to fund the SERP in 2020 with cash rather than RSUs.

12.	Income Taxes:

For the three months ended March 31, 2020, the Company recorded an income tax provision of $0.2 million, or 25.4%, compared to an income tax provision of $0.8 million, or 27.1%, for the three months ended March 31, 2019.

Normally, the tax provision or benefit for interim periods is determined using an estimate of the Company’s annual effective tax rate, adjusted for discrete items that are taken into account in the relevant period. Each quarter the Company updates the estimate of the annual effective tax rate, and if the estimated tax rate changes, the Company makes a cumulative adjustment. Due to the COVID-19 pandemic and the uncertainty around forecasting an annual effective tax rate, the tax provision was recorded based on the actual effective tax rate including discrete items for the three months ended March 31, 2020.

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

13.	Shares Outstanding and Earnings Per Share:

Earnings per share have been calculated based on the weighted average number of shares outstanding as set forth below:

	For the Three Months Ended
	March 31,
(in thousands, except per share data)	2020	2019
Weighted average basic shares outstanding	11,444	11,488
Assumed exercise of stock options and issuance of stock awards	15	-
Weighted average diluted shares outstanding	11,459	11,488
Net income	$593	$2,074
Basic earnings per share	$0.05	$0.18
Diluted earnings per share	$0.05	$0.18
Unvested RSUs	255	168

14.	Stock Repurchase Program:

On October 2, 2015, the Company announced that its Board of Directors authorized a stock repurchase program of up to 550,000 shares of the Company’s issued and outstanding common stock, which could include open market repurchases, negotiated block transactions, accelerated stock repurchases or open market solicitations for shares, all or some of which may be effected through Rule 10b5-1 plans. Any of the repurchased shares are held in the Company’s treasury, or canceled and retired as the Board may determine from time to time. Any repurchases of common stock are subject to the covenants contained in the ABL Credit Facility. Under the ABL Credit Facility, the Company may repurchase common stock and pay dividends up to $5.0 million in the aggregate during any trailing twelve months without restrictions. Purchases of common stock or dividend payments in excess of $5.0 million in the aggregate require the Company to (i) maintain availability in excess of 20.0% of the aggregate revolver commitments ($95.0 million at March 31, 2020) or (ii) to maintain availability equal to or greater than 15.0% of the aggregate revolver commitments ($71.3 million at March 31, 2020) and the Company must maintain a pro-forma ratio of EBITDA minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00.

During the three months ended March 31, 2020 and 2019, the Company repurchased 15,000 shares and 3,800 shares for an aggregate cost of $145 thousand and $64 thousand, respectively.

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

The following table provides financial information by segment and reconciles the Company’s operating income by segment to the consolidated income before income taxes for the three months ended March 31, 2020 and 2019, respectively.

	For the Three Months Ended
	March 31,
(in thousands)	2020	2019
Net sales
Carbon flat products	$202,967	$278,536
Specialty metals flat products	88,488	88,097
Tubular and pipe products	62,925	79,286
Total net sales	$354,380	$445,919

Depreciation and amortization
Carbon flat products	$3,010	$2,814
Specialty metals flat products	497	526
Tubular and pipe products	1,364	1,368
Corporate	42	42
Total depreciation and amortization	$4,913	$4,750

Operating income (loss)
Carbon flat products	$(1,346)	$1,226
Specialty metals flat products	2,735	2,244
Tubular and pipe products	4,305	5,615
Corporate expenses	(2,643)	(3,011)
Total operating income	$3,051	$6,074
Other income (loss), net	(17)	14
Income before interest and income taxes	3,034	6,088
Interest and other expense on debt	2,239	3,242
Income before income taxes	$795	$2,846

	For the Three Months Ended
	March 31,
(in thousands)	2020	2019
Capital expenditures
Flat products segments	$3,981	$1,598
Tubular and pipe products	254	801
Corporate	-	-
Total capital expenditures	$4,235	$2,399

	As of
	March 31,	December 31,
(in thouands)	2020	2019
Assets
Flat products segments	$456,058	$432,566
Tubular and pipe products	220,854	215,841
Corporate	1,055	1,148
Total assets	$677,967	$649,555

There were no material revenue transactions between the carbon flat products, specialty metals products, and tubular and pipe products segments.

The Company sells certain products internationally, primarily in Canada and Mexico. International sales are immaterial to the consolidated financial results and to the individual segments’ results.

16.	Subsequent Events:

On March 11, 2020, the World Health Organization classified the COVID-19 outbreak as a pandemic. The COVID-19 pandemic did not have a material impact on the Company’s financial condition, or results of operations, as of or for the three months ended March 31, 2020. The Company is an essential business and remains open in all locations, adhering to all health guidelines to operate safely provided by government officials and the U.S. Centers for Disease Control and Prevention. The Company has implemented actions to maintain its financial health and liquidity. The Company continues to monitor the impacts of the COVID-19 pandemic on the fair value of assets. Falling metals prices could lead to lower of cost or market inventory adjustments and future changes in sales, earnings and cash flows related to long-lived assets to be held and used, intangible assets and goodwill could cause these assets to become impaired.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and accompanying notes contained herein and our consolidated financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2019. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed under Item 1A (Risk Factors) in our Annual Report on Form 10-K for the year ended December 31, 2019, and in Part II, Item 1A (Risk Factors) in this Quarterly Report on Form 10-Q. The following section is qualified in its entirety by the more detailed information, including our financial statements and the notes thereto, which appear elsewhere in this Quarterly Report on Form 10-Q.

Forward-Looking Information

This Quarterly Report on Form 10-Q and other documents we file with the SEC contain various forward-looking statements that are based on current expectations, estimates, forecasts and projections about our future performance, business, our beliefs and management’s assumptions. In addition, we, or others on our behalf, may make forward-looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, conferences, webcasts, phone calls and conference calls. Words such as “may,” “will,” “anticipate,” “should,” “intend,” “expect,” “believe,” “estimate,” “project,” “plan,” “potential,” and “continue,” as well as the negative of these terms or similar expressions, are intended to identify forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those implied by such statements including, but not limited to:

●

risks associated with the novel corona virus, or COVID-19 pandemic, including, but not limited to reduced sales and profit levels, slower payment of accounts receivable and potential increases in uncollectible accounts receivable, falling metals prices that could lead to lower of cost or market inventory adjustments and the impairment of intangible and long-lived assets, reduced availability and productivity of our employees, increased operational risks as a result of remote work arrangements, including the potential effects on internal controls, as well as cybersecurity risks and increased vulnerability to security breaches, information technology disruptions and other similar events, negative impacts on our liquidity position, and increased costs and less ability to access funds under our ABL Credit Facility and the capital markets;

●	risks of falling metals prices and inventory devaluation;
●	general and global business, economic, financial and political conditions, including the 2020 U.S. election;
●	competitive factors such as the availability, global pricing of metals and production levels, industry shipping and inventory levels and rapid fluctuations in customer demand and metals pricing;
●

the levels of imported steel in the United States and the tariffs initiated by the U.S. government in 2018 under Section 232 of the Trade Expansion Act of 1962 and imposed tariffs and duties on exported steel or other products, U.S. trade policy and its impact on the U.S. manufacturing industry;

●	cyclicality and volatility within the metals industry;
●	fluctuations in the value of the U.S. dollar and the related impact on foreign steel pricing, U.S. exports, and foreign imports to the United States;
●	the successes of our efforts and initiatives to improve working capital turnover and cash flows, and achieve cost savings;
●	our ability to generate free cash flow through operations and repay debt;
●	the availability and rising costs of transportation and logistical services;
●	customer, supplier and competitor consolidation, bankruptcy or insolvency;
●	reduced production schedules, layoffs or work stoppages by our own, our suppliers’ or customers’ personnel;
●	the adequacy of our existing information technology and business system software, including duplication and security processes;
●	the adequacy of our efforts to mitigate cyber security risks and threats, especially with employees working remotely due to the COVID-19 pandemic;
●	the amounts, successes and our ability to continue our capital investments and strategic growth initiatives, including acquisitions and our business information system implementations;

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

Overview

We are a leading metals service center that operates in three reportable segments; carbon flat products, specialty metals flat products, and tubular and pipe products. We provide metals processing and distribution services for a wide range of customers. Our carbon flat products segment’s focus is on the direct sale and distribution of large volumes of processed carbon and coated flat-rolled sheet, coil and plate products and fabricated parts. Through the acquisition of McCullough Industries, or McCullough, on January 2, 2019, the carbon flat products segment expanded its product offerings to include self-dumping metal hoppers and through the acquisition of EZ Dumper® on August 5, 2019, to include steel and stainless-steel dump inserts from pickup truck and service truck beds. Our specialty metals flat products segment’s focus is on the direct sale and distribution of processed aluminum and stainless flat-rolled sheet and coil products, flat bar products and fabricated parts. Through the acquisition of Berlin Metals, LLC, or Berlin Metals, on April 2, 2018, our specialty metals flat products segment expanded its product offerings to include differing types of stainless flat-rolled sheet and coil and prime tin mill products. In addition, we distribute metal tubing, pipe, bar, valves and fittings and fabricate pressure parts supplied to various industrial markets through our tubular and pipe products segment. Products that require more value-added processing generally have a higher gross profit. Accordingly, our overall gross profit is affected by, among other things, product mix, the amount of processing performed, the demand for and availability of metals, and volatility in selling prices and material purchase costs. We also perform toll processing of customer-owned metals. We sell certain products internationally, primarily in Canada and Mexico. International sales are immaterial to our consolidated financial results and to the individual segments’ results.

Our results of operations are affected by numerous external factors including, but not limited to: general and global business, economic, financial, banking and political conditions, including the current impact of the COVID-19 pandemic; fluctuations in the value of the U.S. dollar to foreign currencies, competition; metals pricing, demand and availability; transportation and energy costs; pricing and availability of raw materials used in the production of metals; global supply, the level of metals imported into the United States, tariffs, and inventory held in the supply chain; the availability, and increased costs of labor; customers’ ability to manage their credit line availability; and layoffs or work stoppages by our own, our suppliers’ or our customers’ personnel. The metals industry also continues to be affected by the global consolidation of our suppliers, competitors and end-use customers.

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

At March 31, 2020 we employed approximately 1,792 people. Approximately 297 of the hourly plant personnel at the facilities listed below are represented by nine separate collective bargaining units. The table below shows the expiration dates of the collective bargaining agreements.

Facility	Expiration date
Romeoville, Illinois	May 31, 2020
Minneapolis (coil), Minnesota	September 30, 2020
Indianapolis, Indiana	January 29, 2021
St. Paul, Minnesota	May 25, 2021
Milan, Illinois	August 12, 2021
Minneapolis (plate), Minnesota	March 31, 2022
Detroit, Michigan	August 31, 2022
Hammond, Indiana	November 30, 2024
Locust, North Carolina	March 4, 2025

We have never experienced a work stoppage and we believe that our relationship with employees is good. However, any prolonged work stoppages by our personnel represented by collective bargaining units could have a material adverse impact on our business, financial condition, results of operations and cash flows.

COVID-19

The COVID-19 pandemic had an immaterial impact on our first quarter 2020 results. We are an essential business and remain open in all locations, adhering to all health guidelines to operate safely provided by our government officials and the U.S. Centers for Disease Control and Prevention. However, toward the end of the first quarter, some customers – particularity those associated with the automotive industry – announced temporary closures with re-openings in early April 2020. As April began, those automotive customers further delayed their re-openings. Additionally, customers across most other industrial segments announced temporary closings. These collective temporary closings will negatively impact our April sales and their effect will continue throughout the second quarter of 2020 and potentially the third and/or fourth quarters of 2020.

In addition to negatively impacting our sales and earnings, a prolonged COVID-19 pandemic could result in falling metals prices that could lead to lower of cost or market inventory adjustments and the impairment of intangible and long-lived assets. The operations and liquidity of our customers could also be challenged, which could lead to higher bad debt expense during the second quarter and second half of 2020.

We enter the second quarter of 2020 with approximately $112 million of availability under our asset-based revolving credit facility, or the ABL Credit Facility.  Additionally, management has taken proactive steps to aggressively reduce expenses to reflect the expected decreased business levels in the second quarter of 2020.   Further, our entire real estate portfolio is unencumbered by debt and can serve as a source of liquidity beyond our ABL Credit Facility, if needed. As a result, we believe that we have sufficient liquidity and capital resources to withstand the adverse effects on our financial condition and results of operations resulting from the COVID-19 pandemic for the next 12 months.  However, the impact of the COVID-19 pandemic is fluid and continues to evolve, and therefore, we cannot currently predict the extent to which our business, results of operations, financial condition or liquidity will ultimately be impacted.

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

Specialty metals flat products

The primary focus of our specialty metals flat products segment is on the direct sale and distribution of processed stainless and aluminum flat-rolled sheet and coil products, flat bar products and fabricated parts. Through our acquisition of Berlin Metals on April 2, 2018, our specialty metals flat products segment expanded its product offerings to include differing types of stainless flat-rolled sheet and coil and prime tin mill products. We act as an intermediary between metals producers and manufacturers that require processed metals for their operations. We serve customers in various industries, including manufacturers of food service and commercial appliances, agriculture equipment, transportation and automotive equipment. We distribute these products primarily through a direct sales force.

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

Results of Operations

Our results of operations are impacted by the market price of metals. Over the past 24 months, metals prices have fluctuated significantly and changes to our net sales, cost of materials sold, gross profit, cost of inventory and profitability, are all impacted by industry metals pricing. Average metals prices were 17% lower in the first quarter of 2020 compared to the first quarter of 2019.

Transactional or “spot” selling prices generally move in tandem with market price changes, while fixed selling prices typically lag and reset quarterly. Similarly, inventory costs (and, therefore, cost of materials sold) tend to move slower than market selling price changes due to mill lead times and inventory turnover impacting the rate of change in average cost. When average selling prices increase, and net sales increase, gross profit and operating expenses as a percentage of net sales will generally decrease. During the first quarter of 2020, our net sales were negatively impacted by the price decreases experienced in the quarter and decreased customer demand, in particular for carbon flat products, which pressured our profitability during the first quarter of 2020.

During the last two weeks of March 2020 some of our customers announced temporary closures, reduced hours or staggered production schedules as a result of the stay at home, or shelter in place orders enacted in several U.S states as a result of the COVID-19 pandemic. During the first quarter of 2020, these announcements did not significantly impact our consolidated business volumes, but we expect to see a significant impact during the second quarter of 2020 as the number of customers impacted and the length of the temporary closures extend, especially for those in the automotive and heavy industrial segment. During the first quarter of 2020, our net sales were negatively impacted by the price decreases experienced in the quarter and decreased customer demand, in particular for carbon flat products, which pressured our profitability during the first quarter of 2020.

Consolidated Operations

The following table presents consolidated operating results for the periods indicated (dollars are shown in thousands):

	For the Three Months Ended March 31,
	2020		2019
	$	% of net sales	$	% of net sales
Net sales	$354,380	100.0	$445,919	100.0
Cost of materials sold (a)	282,522	79.7	366,382	82.2
Gross profit (b)	71,858	20.3	79,537	17.8
Operating expenses (c)	68,807	19.4	73,463	16.5
Operating income	3,051	0.9	6,074	1.3
Other loss, net	(17)	-	14	-
Interest and other expense on debt	2,239	0.6	3,242	0.7
Income before income taxes	795	0.3	2,846	0.6
Income tax provision	202	0.1	772	0.1
Net income	$593	0.2	$2,074	0.5

(a) Includes $500 of LIFO income in 2020.
(b) Gross profit is calculated as net sales less the cost of materials sold.
(c) Operating expenses are calculated as total costs and expenses from the Statement of Comprehensive Income less

Net sales decreased 20.5% to $354.4 million in the first quarter of 2020 from $445.9 million in the first quarter of 2019. Carbon flat products net sales were 57.3% of total net sales in the first quarter of 2020 compared to 62.5% of total net sales in the first quarter of 2019. Specialty metals flat products net sales were 25.0% of total net sales in the first quarter of 2020 compared to 19.8% of total net sales in the first quarter of 2019. Tubular and pipe products net sales were 17.8% of total net sales for the first quarter of both 2020 and 2019. The decrease in net sales was due to a 17.0% decrease in average selling prices during the first quarter of 2020 compared to the first quarter of 2019, and a 4.2% decrease in volume. We expect shipping levels to decrease significantly during the second quarter of 2020 due to the actions taken by our customers related to the COVID-19 pandemic.

Cost of materials sold decreased 22.9% to $282.5 million in the first quarter of 2020 from $366.4 million in the first quarter of 2019. The decrease in cost of materials sold in the first quarter of 2020 is related to the decreased metals pricing discussed above.

As a percentage of net sales, gross profit (as defined in footnote (b) in the table above) increased to 20.3% in the first quarter of 2020 from 17.8% in the first quarter of 2019. The increase in the gross profit as a percentage of net sales is due to the impact of lower average selling prices, the decreased costs of inventory due to decreased industry metals pricing and the recognition of LIFO income.

Operating expenses in the first quarter of 2020 decreased $4.7 million, or 6.3%, to $68.8 million from $73.5 million in the first quarter of 2019. As a percentage of net sales, operating expenses increased to 19.4% for the first quarter of 2020 from 16.5% in the comparable 2019 period. Operating expenses in the carbon flat products segment decreased $2.8 million, operating expenses in the specialty metals products segment decreased $0.1 million, operating expenses in the tubular and pipe products segment decreased $1.4 million and Corporate expenses decreased $0.4 million compared to prior year’s first quarter. The decrease in operating expenses was primarily attributable to decreased variable warehouse and processing and distribution expenses related to decreased sales volume, decreased variable performance-based incentive compensation and actions taken by management in the second half of 2019 to reduce overall operating expenses. During the second quarter of 2020, we initiated temporary and permanent layoffs at our facilities to reflect our staffing needs with our decreased sales levels.

Interest and other expense on debt totaled $2.2 million, or 0.6% of net sales, for the first quarter of 2020 compared to $3.2 million, or 0.7% of net sales, for the first quarter of 2019. The decrease was due to decreased borrowings to fund working capital needs and decreased interest rates. Our effective borrowing rate, exclusive of deferred financing fees and commitment fees, was 3.9% for the first three months of 2020 compared to 4.0% for the first three months of 2019 due to the decrease in prime and LIBOR rates since the first quarter of 2019.

For the first quarter of 2020, income before income taxes totaled $0.8 million compared to $2.8 million in the first quarter of 2019.

An income tax provision of 25.4% was recorded for the first quarter of 2020, compared to an income tax provision of 27.1% for the first quarter of 2019. Normally, our tax provision or benefit for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items that are considered in the relevant period. Each quarter, we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment. However, due to the COVID-19 pandemic, we are unable to accurately forecast an estimated annual effective tax rate. Therefore, we have recorded the tax provision for the first quarter of 2020 using an actual effective tax rate as of March 31, 2020.

Net income for the first quarter of 2020 totaled $0.6 million or $0.05 per basic and diluted share, compared to $2.1 million or $0.18 per basic and diluted share for the first quarter of 2019.

Segment Operations

Carbon flat products

The following table presents selected operating results for our carbon flat products segment for the periods indicated (dollars are shown in thousands, except for per ton information):

	For the Three Months Ended March 31,
	2020		2019
		% of net sales		% of net sales
Direct tons sold	247,100		257,814
Toll tons sold	16,010		15,357
Total tons sold	263,110		273,171

Net sales	$202,967	100.0	$278,536	100.0
Average selling price per ton	771		1,020
Cost of materials sold	163,137	80.4	233,316	83.8
Gross profit (a)	39,830	19.6	45,220	16.2
Operating expenses (b)	41,176	20.3	43,994	15.8
Operating income	$(1,346)	(0.7)	$1,226	0.4

(a) Gross profit is calculated as net sales less the cost of materials sold.
(b) Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Tons sold by our carbon flat products segment decreased 3.7% to 263 thousand in the first quarter of 2020 from 273 thousand in the first quarter of 2019. The decrease in tons sold is due to decreased customer demand experienced in the metals industry. We expect sales volumes in the second quarter of 2020 to decrease significantly from the first quarter of 2020, due to the actions taken by our customers related to the COVID-19 pandemic, especially for our automotive-related customers.

Net sales in our carbon flat products segment decreased $75.6 million, or 27.1%, to $203.0 million in the first quarter of 2020 from $278.5 million in the first quarter of 2019. The decrease in sales was attributable to a 24.3% decrease in average selling prices in the first quarter of 2020 compared to the first quarter of 2019, and a 3.7% decrease in tons sold. Average selling prices in the first quarter of 2020 decreased to $771 per ton, compared with $1,020 per ton in the first quarter of 2019 and $799 per ton in the fourth quarter of 2019.

Cost of materials sold decreased $70.2 million, or 30.1%, to $163.1 million in the first quarter of 2020 from $233.3 million in the first quarter of 2019. The average cost of materials sold per ton decreased by 27.4% in the first quarter of 2020 compared to the same period in 2019. The decrease was due to the decreased market price for metals discussed above and the impact of selling higher costed inventory during the first quarter of 2019 compared to the first quarter of 2020.

As a percentage of net sales, gross profit (as defined in footnote (a) in the table above) increased to 19.6% in the first quarter of 2020 compared to 16.2% in the first quarter of 2019. The increase in gross profit percentage in 2020 was primarily due to the impact of lower average selling prices, as the gross profit per ton decreased by 8.6% or $14 per ton in the first quarter of 2020 compared to the first quarter of 2019.

Operating expenses in the first quarter of 2020 decreased $2.8 million, or 6.4%, to $41.2 million from $44.0 million in the first quarter of 2019. Operating expenses decreased as a result of decreased variable warehouse and processing and distribution expenses related to decreased sales volume and decreased variable performance-based incentive compensation. As a percentage of net sales, operating expenses increased to 20.3% for the first quarter of 2020 compared to 15.8% for first quarter of 2019.

Operating loss for the first quarter of 2020 totaled $1.3 million, or 0.7% of net sales, compared to operating income of $1.2 million, or 0.4% of net sales, for the first quarter of 2019.

Specialty metals flat products

The following table presents selected operating results for our specialty metals flat products segment for the periods indicated (dollars are shown in thousands, except for per ton information):

	For the Three Months Ended March 31,
	2020		2019
		% of net sales		% of net sales
Direct tons sold	32,372		32,190
Toll tons sold	2,198		3,594
Total tons sold	34,570		35,784

Net sales	$88,488	100.0	$88,097	100.0
Average selling price per ton	2,560		2,462
Cost of materials sold	76,235	86.2	76,245	86.5
Gross profit (a)	12,253	13.8	11,852	13.5
Operating expenses (b)	9,518	10.8	9,608	10.9
Operating income	$2,735	3.1	$2,244	2.5

(a) Gross profit is calculated as net sales less the cost of materials sold.
(b) Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Tons sold by our specialty metals flat products segment decreased 3.4% to 35 thousand in the first quarter of 2020 from 36 thousand in the first quarter of 2019.

Net sales in our specialty metals flat products segment increased $0.4 million, or 0.4%, to $88.5 million in the first quarter of 2020 from $88.1 million in the first quarter of 2019. The increase in sales was due to a 4.0% increase in average selling prices offset by a 3.4% decrease in the volume during the first quarter of 2020 compared to the first quarter of 2019. Average selling prices in the first quarter of 2020 were $2,560 per ton, compared with $2,462 per ton in the first quarter of 2019, and $2,260 per ton in the fourth quarter of 2019. The increase in the year over year average selling price per ton is a result of the increased surcharges on materials that we sell, specifically stainless steel. We expect shipping levels to decrease significantly during the second quarter of 2020 due to the actions taken by our customers related to the COVID-19 pandemic. We expect this segment’s sales to be down in the second quarter of 2020, but by a lesser percentage than the carbon segment.

Cost of materials sold remained flat at $76.2 million in the first quarter of 2020, as compared to the first quarter of 2019. The 3.5% increase in average cost of materials sold was offset by the 3.4% decrease in volume during the first quarter of 2020 compared to the first quarter of 2019.

As a percentage of net sales, gross profit (as defined in footnote (a) in the table above) increased to 13.8% in the first quarter of 2020 from 13.5% in the first quarter of 2019. The gross profit per ton increased 7.0% to $354 per ton in the first quarter of 2020 from $331 per ton in the first quarter of 2019.

Operating expenses in the first quarter of 2020 decreased $0.1 million, or 1.0%, to $9.5 million from $9.6 million in the first quarter of 2019. As a percentage of net sales, operating expenses decreased to 10.8% for the first quarter of 2020 compared to 10.9% for the first quarter of 2019.

Operating income for the first quarter of 2020 totaled $2.7 million, or 3.1% of net sales, compared to $2.2 million, or 2.5% of net sales, for the first quarter of 2019.

Tubular and pipe products

The following table presents selected operating results for our tubular and pipe products segment for the periods indicated (dollars are shown in thousands):

	For the Three Months Ended March 31,
	2020		2019
	$	% of net sales	$	% of net sales
Net sales	$62,925	100.0	$79,286	100.0
Cost of materials sold (a)	43,150	68.6	56,821	71.7
Gross profit (b)	19,775	31.4	22,465	28.3
Operating expenses (c)	15,470	24.6	16,850	21.2
Operating income	$4,305	6.8	$5,615	7.1

(a) Includes $500 of LIFO income for 2020.
(b) Gross profit is calculated as net sales less the cost of materials sold.
(c) Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Net sales decreased $16.4 million, or 20.6%, to $62.9 million in the first quarter of 2020 from $79.3 million in the first quarter of 2019. The decrease is a result of an 11.2% decrease in shipping volume and a 10.6% decrease in average selling prices during the first quarter of 2020 compared to the first quarter of 2019. We expect shipping levels to decrease significantly during the second quarter of 2020 due to the actions taken by our customers related to the COVID-19 pandemic. We expect this segment’s sales to be down in the second quarter of 2020, but to a lesser percentage than the carbon segment.

Cost of materials sold decreased $13.7 million, or 24.1%, to $43.2 million in the first quarter of 2020 from $56.8 million in the first quarter of 2019. The decrease in cost of materials sold is primarily a result of the 11.2% decrease in sales volume and the 14.5% decrease in the average cost of materials sold in the first quarter of 2020 compared to the first quarter of 2019. During the first quarter of 2020, our tubular and pipe products segment recorded $0.5 million of LIFO income. There was no LIFO impact recorded during the first quarter of 2019.

As a percentage of net sales, gross profit (as defined in footnote (b) in the table above) increased to 31.4% in the first quarter of 2020 compared to 28.3% in the first quarter of 2019. As a percentage of net sales, the LIFO income recorded in the first quarter of 2020 increased gross profit by 0.8%.

Operating expenses in the first quarter of 2020 decreased $1.4 million, or 8.2%, to $15.5 million from $16.9 million in the first quarter of 2019. Operating expenses decreased in the first quarter of 2020 as a result of decreased variable warehouse and processing and distribution expenses related to decreased sales volume and decreased variable performance-based incentive compensation. Operating expenses increased to 24.6% of net sales in the first quarter of 2020 compared to 21.2% in the first quarter of 2019.

Operating income for the first quarter 2020 totaled $4.3 million, or 6.8% of net sales, compared to $5.6 million, or 7.1% of net sales, for the first quarter of 2019.

Corporate expenses

Corporate expenses were $2.6 million in the first quarter of 2020 compared to $3.0 million in the first quarter of 2019. Corporate expense decreased in the first quarter of 2020 as a result of decreased performance-based incentive compensation.

Liquidity, Capital Resources and Cash Flows

Our principal capital requirements include funding working capital needs, purchasing, upgrading and acquiring processing equipment and facilities, making acquisitions and paying dividends. We use cash generated from operations and borrowings under our credit facility to fund these requirements.

We believe that funds available under our ABL Credit Facility together with funds generated from operations, will be sufficient to provide us with the liquidity necessary to fund anticipated working capital requirements, capital expenditure requirements, our dividend payments and any share repurchases and business acquisitions over at least the next 12 months. However, if the COVID-19 pandemic suppresses business levels and metals prices for a prolonged period of time, we may need to seek some sources of liquidity beyond our current ABL Credit Facility. Our entire real estate portfolio is unencumbered by debt and could be used to generate additional liquidity, if required. We expect to generate cash and liquidity during the COVID-19 pandemic from working capital as business levels and metals pricing decreases. In addition, we have limited our capital spending during the COVID-19 pandemic to projects already in process, essential maintenance projects and safety projects. In the future, we may as part of our business strategy, acquire and dispose of assets or other companies in the same or complementary lines of business, or enter into or exit strategic alliances and joint ventures. Accordingly, the timing and size of our capital requirements are subject to change as business conditions warrant and opportunities arise.

Operating Activities

For the three months ended March 31, 2020, we used $12.0 million of net cash for operations of which $5.0 million was generated from operating activities and $17.0 million was used for working capital. For the three months ended March 31, 2019, we used $1.2 million of net cash for operations, net of assets acquired as part of the McCullough acquisition on January 2, 2019, of which $6.7 million was generated from operating activities and $7.9 million was used for working capital.

Net cash from operations totaled $5.0 million during the first quarter of 2020 and mainly consisted of net income of $0.6 million, depreciation and amortization of $5.1 million and stock-based compensation of $0.4 million, offset by changes in other long-term assets and other long-term liabilities of $1.1 million. Net cash from operations totaled $6.7 million during the first quarter of 2019 and mainly consisted of net income of $2.1 million, depreciation and amortization of $4.9 million and stock-based compensation of $1.5 million, offset by changes in other long-term assets and other long-term liabilities of $1.7 million.

Working capital at March 31, 2020 totaled $334.7 million, a $16.0 million increase from December 31, 2019. The increase was primarily attributable to a $32.2 million increase in accounts receivable (resulting from higher sales normally experienced in the first quarter compared to the lower sales in the fourth quarter) and an $4.9 million decrease in accrued payroll and other accrued liabilities, offset by $13.5 million increase in accounts payable and outstanding checks and a $6.0 million decrease in inventories (resulting from decreased inventory purchases and lower average inventory costs in the first quarter of 2020 compared to the fourth quarter of 2019).

Investing Activities

Net cash used for investing activities totaled $4.2 million during the three months ended March 31, 2020, compared to $13.4 million during the three months ended March 31, 2019. The $4.2 million of capital expenditures were primarily attributable to additional processing equipment at our existing facilities. During 2020, we expect our capital spending to be less than our annual depreciation expense. During the COVID-19 pandemic, we are limiting our spending to projects already in process, essential maintenance projects and safety projects.

Financing Activities

During the first three months of 2020, $15.8 million of cash was generated from financing activities, which primarily consisted of $16.1 million of net borrowings under our ABL Credit Facility offset by $0.2 million of dividends paid and $0.1 million used to repurchase common stock.

Dividends paid were $0.2 million for both the three months ended March 31, 2020 and March 31, 2019. In April 2020, our Board of Directors approved a regular quarterly dividend of $0.02 per share, which will be paid on June 15, 2020 to shareholders of record as of June 1, 2020. Regular dividend distributions in the future are subject to the availability of cash, the $5.0 million annual limitation on cash dividends and common stock repurchases under our ABL Credit Facility and continuing determination by our Board of Directors that the payment of dividends remains in the best interest of our shareholders.

Stock Repurchase Program

In 2015, our Board of Directors authorized a stock repurchase program of up to 550,000 shares of our issued and outstanding common stock, which could include open market repurchases, negotiated block transactions, accelerated stock repurchases or open market solicitations for shares, all or some of which may be effected through Rule 10b5-1 plans. Repurchased shares will be held in our treasury, or canceled and retired as our Board may determine from time to time. Any repurchases of common stock are subject to the covenants contained in the ABL Credit Facility. Under the ABL Credit Facility, we may repurchase common stock and pay dividends up to $5.0 million in the aggregate during any trailing twelve months without restrictions. Purchases in excess of $5.0 million require us to (i) maintain availability in excess of 20% of the aggregate revolver commitments ($95.0 million at March 31, 2020) or (ii) to maintain availability equal to or greater than 15% of the aggregate revolver commitments ($71.3 million at March 31, 2020) and we must maintain a pro-forma ratio of EBITDA, minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00. The timing and amount of any repurchases under the stock repurchase program will depend upon several factors, including market and business conditions, and limitations under the ABL Credit Facility, and repurchases may be discontinued at any time.

During the three months ended March 31, 2020 we repurchased 15,000 shares, for an aggregate cost of $145 thousand. During the three months ended March 31, 2019 we repurchased 3,800 shares, for an aggregate cost of $64 thousand.

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

The ABL Credit Facility contains customary representations and warranties and certain covenants that limit our ability to, among other things: (i) incur or guarantee additional indebtedness; (ii) pay distributions on, redeem or repurchase capital stock or redeem or repurchase subordinated debt; (iii) make investments; (iv) sell assets; (v) enter into agreements that restrict distributions or other payments from restricted subsidiaries to us; (vi) incur liens securing indebtedness; (vii) consolidate, merge or transfer all or substantially all of our assets; and (viii) engage in transactions with affiliates. In addition, the ABL Credit Facility contains a financial covenant which requires (i) if any commitments or obligations are outstanding our availability is less than the greater of $30 million or 10.0% of the aggregate amount of revolver commitments ($47.5 million at March 31, 2020) or 10.0% of the aggregate borrowing base ($32.4 million at March 31, 2020) then we must maintain a ratio of Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA) minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00 for the most recent twelve fiscal month period.

We have the option to borrow under its revolver based on the agent’s base rate plus a premium ranging from 0.00% to 0.25% or the London Interbank Offered Rate (LIBOR) plus a premium ranging from 1.25% to 2.75%.

As of March 31, 2020, we were in compliance with our covenants and had approximately $112.2 million of availability under the ABL Credit Facility.

As of March 31, 2020, $1.2 million of bank financing fees were included in “Prepaid expenses and other” and “Other long-term assets” on the accompanying Consolidated Balance Sheets. The financing fees are being amortized over the five-year term of the ABL Credit Facility and are included in “Interest and other expense on debt” on the accompanying Consolidated Statements of Comprehensive Income.

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

We review our financial reporting and disclosure practices and accounting practices quarterly to ensure they provide accurate and transparent information relative to the current economic and business environment. For further information regarding the accounting policies that we believe to be critical accounting policies that affect our more significant judgments and estimates used in preparing our consolidated financial statements, see Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Approximately 45% and 48% of our consolidated net sales during the first three months of 2020 and 2019, respectively, were directly related to industrial machinery and equipment manufacturers and their fabricators.

Inflation generally affects us by increasing the cost of employee wages and benefits, transportation services, processing equipment, energy and borrowings under our credit facility. General inflation, excluding increases in the price of metals and increased distribution expense, has not had a material effect on our financial results during the past two years.

We are exposed to the impact of fluctuating metals prices and interest rate changes. During 2020 and 2019, we entered into metals swaps at the request of customers. These derivatives have not been designated as hedging instruments. For certain customers, we enter into contractual relationships that entitle us to pass-through the economic effect of trading positions that we take with other third parties on our customers’ behalf.

Our primary interest rate risk exposure results from variable rate debt. We have the option to enter into 30- to 180-day fixed base rate LIBOR loans under the ABL Credit Facility. On January 10, 2019, we entered into a five-year interest rate swap that locked the interest rate at 2.57% on $75 million of our revolving debt.

Item 4. Controls and Procedures

The evaluation required by Rule 13a-15(e) of the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q has been carried out under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. These disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in reports that are filed with or submitted to the SEC is: (i) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2020, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during the first quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

Part II. OTHER INFORMATION

Items 1, 3, 4 and 5 of this Part II are either inapplicable or are answered in the negative and are omitted pursuant to the instructions to Part II.

Item 1A. Risk Factors

The following updates and should be read in conjunction with the risk factors set forth under Item 1A (Risk Factors) in our Annual Report on Form 10-K for the year ended December 31, 2019.

The COVID-19 pandemic could have an adverse effect on our business, financial condition and liquidity.

Although it is not possible to predict the ultimate impact of the COVID-19 pandemic, including on our business, financial position or liquidity, such impacts that may be material include, but are not limited to: (i) reduced sales and profit levels, (ii) the slower payment of accounts receivable and potential increases in uncollectible accounts receivable, (iii) falling metals prices that could lead to lower of cost or market inventory adjustments and the impairment of intangible and long-lived assets, (v) reduced availability and productivity of our employees, (vi) increased operational risks as a result of remote work arrangements, including the potential effects on internal controls, as well as cybersecurity risks and increased vulnerability to security breaches, information technology disruptions and other similar events, (vii) negative impacts on our liquidity position, and (viii) increased costs and less ability to access funds under our ABL Credit Facility and the capital markets.  To the extent the duration of any of these conditions extends for a longer period of time, the impact will generally be a more severe adverse impact.

In addition, we cannot predict the impact that the COVID-19 pandemic will have on our customers, suppliers, vendors, and other business partners, and each of their financial conditions; however, any material effect on these parties could adversely impact us. The impact of the COVID-19 pandemic may also exacerbate other risks discussed in Item 1A (Risk Factors) in our Annual Report on Form 10-K for the year ended December 31, 2019, any of which could have a material effect on us. This situation is changing rapidly and additional impacts may arise that we are not aware of currently.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

This table provides information with respect to purchases by the Company of shares of its Common Stock during the quarter ended March 31, 2020:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (a)
01/01/20 thru 01/31/20	-	$-	-	375,212
02/01/20 thru 02/29/20	-	-	-	375,212
03/01/20 thru 03/31/20	15,000	9.64	15,000	360,212
Total	15,000	$9.64	15,000

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

OLYMPIC STEEL, INC. (Registrant)

Date: May 1, 2020	By: /s/ Richard T. Marabito Richard T. Marabito Chief Executive Officer

By: /s/ Richard A. Manson Richard A. Manson Chief Financial Officer
(Principal Financial and Accounting Officer)