Form 10-Q
period 2020-06-30
OLYMPIC STEEL INC
filed 2020-08-06
CIK 917470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 6, 2020
Common stock, without par value	11,074,900

Olympic Steel, Inc.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Olympic Steel, Inc.

Consolidated Balance Sheets

(in thousands)

	As of
	June 30, 2020	December 31, 2019
	(unaudited)
Assets
Cash and cash equivalents	$7,105	$5,742
Accounts receivable, net	129,618	133,572
Inventories, net (includes LIFO debits of $1,598 and $598 as of June 30, 2020 and December 31, 2019, respectively)	269,721	273,531
Prepaid expenses and other	8,766	6,997
Total current assets	415,210	419,842
Property and equipment, at cost	419,050	416,511
Accumulated depreciation	(268,422)	(260,264)
Net property and equipment	150,628	156,247
Goodwill	3,423	3,423
Intangible assets, net	28,623	29,259
Other long-term assets	16,675	14,439
Right of use assets, net	28,576	26,345
Total assets	$643,135	$649,555

Liabilities
Accounts payable	$65,933	$69,452
Accrued payroll	8,903	13,196
Other accrued liabilities	13,615	12,850
Current portion of lease liabilities	5,994	5,589
Total current liabilities	94,445	101,087
Credit facility revolver	196,946	192,925
Other long-term liabilities	18,999	14,068
Deferred income taxes	10,068	12,262
Lease liabilities	22,739	20,861
Total liabilities	343,197	341,203
Shareholders' Equity
Preferred stock	-	-
Common stock	131,803	131,647
Treasury stock	-	(335)
Accumulated other comprehensive loss	(4,885)	(2,281)
Retained earnings	173,020	179,321
Total shareholders' equity	299,938	308,352
Total liabilities and shareholders' equity	$643,135	$649,555

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands, except per share data)

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019

Net sales	$248,296	$429,151	$602,676	$875,070
Costs and expenses
Cost of materials sold (excludes items shown separately below)	196,237	351,494	478,759	717,876
Warehouse and processing	19,626	25,123	42,702	50,734
Administrative and general	17,011	19,396	36,070	39,525
Distribution	9,618	12,495	21,907	25,330
Selling	5,923	7,420	12,733	14,760
Occupancy	2,439	2,466	5,099	5,264
Depreciation	4,559	4,488	9,075	8,919
Amortization	368	329	765	648
Total costs and expenses	255,781	423,211	607,110	863,056
Operating income (loss)	(7,485)	5,940	(4,434)	12,014
Other loss, net	(26)	(59)	(43)	(45)
Income (loss) before interest and income taxes	(7,511)	5,881	(4,477)	11,969
Interest and other expense on debt	1,891	3,174	4,130	6,416
Income (loss) before income taxes	(9,402)	2,707	(8,607)	5,553
Income tax provision (benefit)	(2,948)	626	(2,746)	1,398
Net income (loss)	$(6,454)	$2,081	$(5,861)	$4,155
Loss on cash flow hedge	(74)	(1,739)	(3,471)	(3,196)
Tax effect on cash flow hedge	19	452	868	831
Total comprehensive income (loss)	$(6,509)	$794	$(8,464)	$1,790

Earnings per share:
Net income (loss) per share - basic	$(0.56)	$0.18	$(0.51)	$0.36
Weighted average shares outstanding - basic	11,446	11,415	11,445	11,482
Net income (loss) per share - diluted	$(0.56)	$0.18	$(0.51)	$0.36
Weighted average shares outstanding - diluted	11,446	11,415	11,445	11,482

Dividends declared per share of common stock	$0.02	$0.02	$0.04	$0.04

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Consolidated Statements of Cash Flows

For the Six Months Ended June 30,

(in thousands)

(unaudited)

	2020	2019

Cash flows from (used for) operating activities:
Net income (loss)	$(5,861)	$4,155
Adjustments to reconcile net income (loss) to net cash from (used for) operating activities -
Depreciation and amortization	10,056	9,826
(Gain) loss on disposition of property and equipment	2,127	(195)
Stock-based compensation	636	1,642
Other long-term assets	(2,531)	(2,544)
Other long-term liabilities	186	(261)
	4,613	12,623
Changes in working capital:
Accounts receivable	3,954	(9,335)
Inventories	3,810	81,141
Prepaid expenses and other	(1,819)	(462)
Accounts payable	2,086	(24,510)
Change in outstanding checks	(5,605)	(1,083)
Accrued payroll and other accrued liabilities	(3,527)	(6,187)
	(1,101)	39,564
Net cash from operating activities	3,512	52,187

Cash flows from (used for) investing activities:
Acquisition	-	(11,000)
Capital expenditures	(6,183)	(4,421)
Proceeds from disposition of property and equipment	600	234
Net cash used for investing activities	(5,583)	(15,187)

Cash flows from (used for) financing activities:
Credit facility revolver borrowings	185,592	324,744
Credit facility revolver repayments	(181,571)	(362,625)
Principal payment under capital lease obligation	-	(5)
Credit facility fees and expenses	-	(100)
Repurchase of common stock	(145)	(1,521)
Dividends paid	(442)	(439)
Net cash from (used for) financing activities	3,434	(39,946)

Cash and cash equivalents:
Net change	1,363	(2,946)
Beginning balance	5,742	9,319
Ending balance	$7,105	$6,373

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Supplemental Disclosures of Cash Flow Information

For the Six Months Ended June 30,

(in thousands)

(unaudited)

	2020	2019

Interest paid	$3,959	$6,348
Income taxes paid	$67	$248

The accompanying notes are an integral part of these consolidated statements. Olympic Steel, Inc.

Consolidated Statements of Shareholders’ Equity

 (in thousands)

(unaudited)

	For the Three Months Ended June 30, 2020
			Accumulated
			Other
	Common	Treasury	Comprehensive	Retained	Total
	Stock	Stock	Loss	Earnings	Equity

Balance at March 31, 2020	$132,006	$(480)	$(4,829)	$179,695	$306,392
Net loss	-	-	-	(6,454)	(6,454)
Payment of dividends	-	-	-	(222)	(222)
Stock-based compensation	277	-	-	-	277
Restricted stock units converted to stock	(480)	480	-	-	-
Changes in fair value of hedges, net of tax	-	-	(55)	-	(55)
Other	-	-	(1)	1	-
Balance at June 30, 2020	$131,803	$-	$(4,885)	$173,020	$299,938

	For the Six Months Ended June 30, 2020
			Accumulated
			Other
	Common	Treasury	Comprehensive	Retained	Total
	Stock	Stock	Loss	Earnings	Equity

Balance at December 31, 2019	$131,647	$(335)	$(2,281)	$179,321	$308,352
Net loss	-	-	-	(5,861)	(5,861)
Payment of dividends	-	-	-	(442)	(442)
Stock-based compensation	636	-	-	-	636
Restricted stock units converted to stock	(480)	480	-	-	-
Changes in fair value of hedges, net of tax	-	-	(2,603)	-	(2,603)
Repurchase of common stock	-	(145)	-	-	(145)
Other	-	-	(1)	2	1
Balance at June 30, 2020	$131,803	$-	$(4,885)	$173,020	$299,938

	For the Three Months Ended June 30, 2019
			Accumulated
			Other
	Common	Treasury	Comprehensive	Retained	Total
	Stock	Stock	Loss	Earnings	Equity

Balance at March 31, 2019	$132,275	$(196)	$(1,078)	$178,199	$309,200
Net income	-	-	-	2,081	2,081
Payment of dividends	-	-	-	(219)	(219)
Stock-based compensation	145	-	-	-	145
Changes in fair value of hedges, net of tax	-	-	(1,287)	-	(1,287)
Repurchase of common stock	-	(1,457)	-	-	(1,457)
Balance at June 30, 2019	$132,420	$(1,653)	$(2,365)	$180,061	$308,463

	For the Six Months Ended June 30, 2019
			Accumulated
			Other
	Common	Treasury	Comprehensive	Retained	Total
	Stock	Stock	Loss	Earnings	Equity

Balance at December 31, 2018	$130,778	$(132)	$-	$176,345	$306,991
Net income	-	-	-	4,155	4,155
Payment of dividends	-	-	-	(439)	(439)
Stock-based compensation	1,642	-	-	-	1,642
Changes in fair value of hedges, net of tax	-	-	(2,365)	-	(2,365)
Repurchase of common stock	-	(1,521)	-	-	(1,521)
Balance at June 30, 2019	$132,420	$(1,653)	$(2,365)	$180,061	$308,463

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Notes to Unaudited Consolidated Financial Statements

June 30, 2020

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

The Company operates in three reportable segments; carbon flat products, specialty metals flat products, and tubular and pipe products. The carbon flat products segment and the specialty metals flat products segments are at times consolidated and referred to as the flat products segments. Certain of the flat products segments’ assets and resources are shared by the carbon and specialty metals segments and both segments’ products are stored in the shared facilities and, in some locations, processed on shared equipment. Due to the shared assets and resources, certain of the flat products segment expenses are allocated between the carbon flat products segment and the specialty metals flat products segment based upon an established allocation methodology. The carbon flat products segment sells and distributes large volumes of processed carbon and coated flat-rolled sheet, coil and plate products, and fabricated parts. Through its acquisition of McCullough Industries (McCullough) on January 2, 2019, the carbon flat products segment expanded its product offerings to include self-dumping metal hoppers and through its acquisition of certain assets related to the manufacturing of the EZ-Dumper® hydraulic dump inserts (EZ Dumper) on August 5, 2019, to include steel and stainless-steel dump inserts for pickup truck and service truck beds. The specialty metals flat products segment sells and distributes processed aluminum and stainless flat-rolled sheet and coil products, flat bar products and fabricated parts. Through its acquisition of Berlin Metals, LLC (Berlin Metals) on April 2, 2018, the specialty metals flat products segment expanded its product offerings to include differing types of stainless flat-rolled sheet and coil and prime tin mill products. The tubular and pipe products segment, which consists of the Chicago Tube and Iron subsidiary (CTI), distributes metal tubing, pipe, bar, valves and fittings and fabricates pressure parts supplied to various industrial markets.

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

On March 11, 2020, the World Health Organization classified the COVID-19 outbreak as a pandemic. The pandemic had a material impact on the Company’s Consolidated Financial Statements for the three months ended June 30, 2020, resulting in lower sales and a net loss for the quarter. The Company is an essential business and remains open in all locations, adhering to all health guidelines to operate safely provided by the Center for Disease Control and Prevention and local authorities. The COVID-19 pandemic had and could continue to have material and adverse effects on our financial condition, results of operations and cash flows in the near term due to, but not limited to (i) reduced sales and profit levels, (ii) the slower payment of accounts receivable and potential increases in uncollectible accounts receivable, (iii) falling metals prices that could lead to lower of cost or market inventory adjustments and the impairment of intangible and long-lived assets, (v) reduced availability and productivity of our employees, (vi) increased operational risks as a result of remote work arrangements, including the potential effects on internal controls, as well as cybersecurity risks and increased vulnerability to security breaches, information technology disruptions and other similar events, (vii) negative impacts on our liquidity position, (viii) inability to access our traditional financing sources on the same or reasonably similar terms as were available before the COVID-19 pandemic, and (ix) increased costs and less ability to access funds under our ABL Credit Facility (as defined below in Note 7) and the capital markets. The Company has implemented actions to maintain its financial health and liquidity. The Company continues to closely monitor the impact of the COVID-19 pandemic on all aspects of its business. However, as a result of the many uncertainties surrounding the COVID-19 pandemic, we are unable to predict the impact that it ultimately will have on its financial condition, results of operations, comprehensive loss, and cash flows.

Impact of Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2016-13, “Financial Instruments-Credit Losses (Topic 326)”, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. The ASU replaces the existing incurred loss impairment model with a forward-looking expected credit loss model which will result in earlier recognition of credit losses. The adoption of this ASU on January 1, 2020, did not have a material impact on the Company’s Consolidated Financial Statements.

2.	Revenue Recognition:

The Company provides metals processing, distribution and delivery of large volumes of processed carbon, coated flat-rolled sheet, coil and plate products, aluminum, and stainless flat-rolled products, prime tin mill products, flat bar products, metal tubing, pipe, bar, valves, fittings, fabricated parts, self-dumping hoppers, and steel dump inserts. The Company's contracts with customers are comprised of purchase orders with standard terms and conditions. Occasionally the Company may also have longer-term agreements with customers. Substantially all of the contracts with customers require the delivery of metals which represent single performance obligations that are satisfied upon transfer of control of the product to the customer.

Transfer of control is assessed based on the use of the product distributed and rights to payment for performance under the contract terms. Transfer of control and revenue recognition for substantially all of the Company’s sales occur upon shipment or delivery of the product, which is when title, ownership and risk of loss pass to the customer and is based on the applicable shipping terms. The shipping terms depend on the customer contract. An invoice for payment is issued at the time of shipment and terms are generally net 30 days.

Within the metals industry, revenue is frequently disaggregated by products sold. The table below disaggregates the Company’s revenues by segment and products sold.

	Disaggregated Revenue by Products Sold
	For the Three Months Ended June 30, 2020
	Carbon flat products	Specialty metals flat products	Tubular and pipe products	Total
Hot Rolled	31.0%	-	-	31.0%
Plate	11.7%	-	-	11.7%
Cold Rolled	5.5%	-	-	5.5%
Coated	7.4%	-	-	7.4%
Specialty	-	19.9%	-	19.9%
Tube	-	-	21.3%	21.3%
Other	1.2%	2.0%	-	3.2%
Total	56.8%	21.9%	21.3%	100.0%

	Disaggregated Revenue by Products Sold
	For the Six Months Ended June 30, 2020
	Carbon flat products	Specialty metals flat products	Tubular and pipe products	Total
Hot Rolled	30.4%	-	-	30.4%
Plate	11.7%	-	-	11.7%
Cold Rolled	5.5%	-	-	5.5%
Coated	8.1%	-	-	8.1%
Specialty	-	21.9%	-	21.9%
Tube	-	-	19.2%	19.2%
Other	1.4%	1.8%	-	3.2%
Total	57.1%	23.7%	19.2%	100.0%

	Disaggregated Revenue by Products Sold
	For the Three Months Ended June 30, 2019
	Carbon flat products	Specialty metals flat products	Tubular and pipe products	Total
Hot Rolled	32.4%	-	-	32.4%
Plate	12.6%	-	-	12.6%
Cold Rolled	5.5%	-	-	5.5%
Coated	8.0%	-	-	8.0%
Specialty	-	20.3%	-	20.3%
Tube	-	-	18.0%	18.0%
Other	1.1%	2.1%	-	3.2%
Total	59.6%	22.4%	18.0%	100.0%

	Disaggregated Revenue by Products Sold
	For the Six Months Ended June 30, 2019
	Carbon flat products	Specialty metals flat products	Tubular and pipe products	Total
Hot Rolled	33.9%	-	-	33.9%
Plate	12.9%	-	-	12.9%
Cold Rolled	5.5%	-	-	5.5%
Coated	7.5%	-	-	7.5%
Specialty	-	19.0%	-	19.0%
Tube	-	-	17.9%	17.9%
Other	1.3%	2.0%	-	3.3%
Total	61.1%	21.0%	17.9%	100.0%

3.	Accounts Receivable:

Accounts receivable are presented net of allowances for doubtful accounts and unissued credits of $2.5 million and $3.7 million as of June 30, 2020 and December 31, 2019, respectively. The allowance for credit losses is maintained at a level considered appropriate based on historical experience, specific customer collection issues that have been identified, current market conditions and estimates for supportable forecasts when appropriate. Estimations are based upon a calculated percentage of accounts receivable, which remains fairly level from year to year, and judgments about the probable effects of economic conditions on certain customers, which can fluctuate significantly from year to year. The Company cannot guarantee that the rate of future credit losses will be similar to past experience. The Company considers all available information when assessing the adequacy of its allowance for credit losses and unissued credits each quarter.

4.	Inventories:

Inventories consisted of the following:

	Inventory as of
(in thousands)	June 30, 2020	December 31, 2019
Unprocessed	$223,537	$220,787
Processed and finished	46,184	52,744
Totals	$269,721	$273,531

The Company values certain of its tubular and pipe products inventory at the last-in, first-out (LIFO) method. At June 30, 2020 and December 31, 2019, approximately $41.3 million, or 15.3% of consolidated inventory, and $39.1 million, or 14.3% of consolidated inventory, respectively, was reported under the LIFO method of accounting. The cost of the remainder of the tubular and pipe products inventory is determined using a weighted average rolling first-in, first-out (FIFO) method.

The Company recorded $0.5 million and $1.0 million of LIFO income during the three and six months ended June 30, 2020, respectively, as current projections anticipate declining metals prices, which would increase the LIFO debit by December 31, 2020. The Company recorded $0.3 million of LIFO income during the three and six months ended June 30, 2019.

If the FIFO method had been in use, inventories would have been $1.6 million lower than reported at June 30, 2020 and $0.6 million lower than reported at December 31, 2019.

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

Goodwill, by reportable segment, was as follows as of June 30, 2020 and December 31, 2019, respectively. The goodwill is deductible for tax purposes.

(in thousands)	Carbon Flat Products	Specialty Metals Flat Products	Tubular and Pipe Products	Total

Balance as of December 31, 2019	$1,065	$2,358	$-	$3,423
Acquisitions	-	-	-	-
Impairments	-	-	-	-
Balance as of June 30, 2020	$1,065	$2,358	$-	$3,423

Intangible assets consisted of the following as of June 30, 2020 and December 31, 2019, respectively:

	As of June 30, 2020
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net

Customer relationships - subject to amortization	$18,022	$(8,500)	$9,522
Covenant not to compete - subject to amortization	259	(153)	106
Trade names - not subject to amortization	18,995	-	18,995
	$37,276	$(8,653)	$28,623

	As of December 31, 2019
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net

Customer relationships - subject to amortization	$18,022	$(7,900)	$10,122
Covenant not to compete - subject to amortization	259	(117)	142
Trade names - not subject to amortization	18,995	-	18,995
	$37,276	$(8,017)	$29,259

The Company estimates that amortization expense for its intangible assets subject to amortization will be approximately $1.3 million per year for the next year and $1.2 million per year for the four years thereafter.

6.	Leases:

The components of lease expense were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019

Operating lease cost	$1,778	$1,767	$3,555	$3,526

Finance lease cost:
Amortization of right-of-use assets	$60	$13	$120	$18
Interest on lease liabilities	12	6	26	9
Total finance lease cost	$72	$19	$146	$27

Supplemental cash flow information related to leases was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019

Cash paid for lease liabilities:
Operating cash flows from operating leases	$1,750	$1,738	$3,509	$3,544
Operating cash flows from finance leases	12	6	26	9
Financing cash flows from finance leases	58	10	115	12
Total cash paid for lease liabilities	$1,820	$1,754	$3,650	$3,565

Supplemental balance sheet information related to leases was as follows:

	June 30,	December 31,
(in thousands)	2020	2019

Operating Leases
Operating lease right-of-use asset	$35,314	$31,624
Operating lease accumulated depreciation	(8,016)	(5,825)
Operating lease right-of-use asset, net	27,298	25,799

Other current liabilities	5,762	5,481
Operating lease liabilities	21,681	20,418
Total operating lease liabilities	$27,443	$25,899

	June 30,	December 31,
(in thousands)	2020	2019

Finance Leases
Property and equipment, at cost	$1,471	$613
Accumulated depreciation	(193)	(67)
Property and equipment, net	1,278	546

Other current liabilities	232	108
Other long-term liabilities	1,058	443
Total finance lease liabilities	$1,290	$551

Weighted Average Remaining Lease Term
Operating leases (in years)	7	7
Finance leases (in years)	6	6

Weighted Average Discount Rate
Operating leases	3.76%	3.72%
Finance leases	3.83%	4.01%

Maturities of lease liabilities were as follows:

	Operating	Finance
(in thousands)	Leases	Leases

Year Ending December 31,
2020	$3,441	$139
2021	6,223	273
2022	5,202	260
2023	4,224	215
2023	3,591	190
Thereafter	8,506	360
Total future minimum lease payments	$31,187	$1,437
Less remaining imputed interest	(3,744)	(147)
Total	$27,443	$1,290

7.	Debt:

The Company’s debt is comprised of the following components:

	As of
	June 30,	December 31,
(in thousands)	2020	2019
Asset-based revolving credit facility due December 8, 2022	$196,946	$192,925
Total debt	$196,946	$192,925

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

The ABL Credit Facility contains customary representations and warranties and certain covenants that limit the ability of the Company to, among other things: (i) incur or guarantee additional indebtedness; (ii) pay distributions on, redeem or repurchase capital stock or redeem or repurchase subordinated debt; (iii) make investments; (iv) sell assets; (v) enter into agreements that restrict distributions or other payments from restricted subsidiaries to the Company; (vi) incur liens securing indebtedness; (vii) consolidate, merge or transfer all or substantially all of the Company’s assets; and (viii) engage in transactions with affiliates. In addition, the ABL Credit Facility contains a financial covenant which requires (i) if any commitments or obligations are outstanding and the Company’s availability is less than the greater of $30 million or 10.0% of the Line Cap, (which is defined as the lessor of the aggregate amount of revolver commitments or 10.0% of the aggregate borrowing base) then the Company must maintain a ratio of Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA) minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00 for the most recent twelve fiscal month period.

The Company has the option to borrow under its revolver based on the agent’s base rate plus a premium ranging from 0.00% to 0.25% or the London Interbank Offered Rate (LIBOR) plus a premium ranging from 1.25% to 2.75%.

On January 10, 2019, the Company entered into a five-year forward starting fixed-rate interest rate hedge in order to eliminate the variability of cash interest payments on $75 million of the outstanding LIBOR based borrowings under the ABL Credit Facility. The interest rate hedge fixed the rate at 2.57%. Although the Company is exposed to credit loss in the event of nonperformance by the other party to the interest rate hedge agreement, the Company anticipates performance by the counterparty.

As of June 30, 2020, the Company was in compliance with its covenants and had approximately $86.4 million of availability under the ABL Credit Facility.

As of June 30, 2020, $1.1 million of bank financing fees were included in “Prepaid expenses and other” and “Other long-term assets” on the accompanying Consolidated Balance Sheets. The financing fees are being amortized over the five-year term of the ABL Credit Facility and are included in “Interest and other expense on debt” on the accompanying Consolidated Statements of Comprehensive Income (Loss).

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

These derivatives have not been designated as hedging instruments. The periodic changes in fair value of the metals and embedded customer derivative instruments are included in “Cost of materials sold” in the Consolidated Statements of Comprehensive Income (Loss). The Company recognizes derivative positions with both the customer and the third-party for the derivatives and classifies cash settlement amounts associated with them as part of “Cost of materials sold” in the Consolidated Statements of Comprehensive Income (Loss). The cumulative change in fair value of the metals swaps that had not yet settled are included in “Accounts Receivable, net” as of June 30, 2020 and in “Other accrued liabilities” as of December 31, 2019 on the Consolidated Balance Sheets. The embedded customer derivatives are included in “Other accrued liabilities” as of June 30, 2020 and in “Accounts Receivable, net” as of December 31, 2019 on the Consolidated Balance Sheets.

Fixed-rate interest rate hedge

On January 10, 2019, the Company entered into a five-year forward starting fixed-rate interest rate hedge in order to eliminate the variability of cash interest payments on $75 million of the outstanding LIBOR based borrowings under the ABL Credit Facility. The interest rate hedge fixed the rate at 2.57%. The interest rate hedge is included in “Other long-term liabilities” on the Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019. Although the Company is exposed to credit loss in the event of nonperformance by the other party to the interest rate hedge agreement, the Company anticipates performance by the counterparty.

The table below shows the total impact to the Company’s Consolidated Statements of Comprehensive Income (Loss) through net income (loss) of the derivatives for the three and six months ended June 30, 2020 and 2019, respectively.

	Net Gain (Loss) Recognized
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Fixed interest rate hedge	$(394)	$(22)	$(596)	$(31)
Metals swaps	85	3	(27)	133
Embedded customer derivatives	(85)	(3)	27	(133)
Total loss	$(394)	$(22)	$(596)	$(31)

9.	Fair Value of Assets and Liabilities:

During the three and six months ended June 30, 2020, there were no transfers of financial assets between Levels 1, 2 or 3 fair value measurements. There have been no changes in the methodologies used at June 30, 2020 since December 31, 2019.

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company:

	Value of Items Recorded at Fair Value
	As of June 30, 2020
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Metal swaps	$-	$47	$-	$47
Total assets at fair value	$-	$47	$-	$47

Liabilities:
Embedded customer derivative	$-	$47	$-	$47
Fixed interest rate hedge	-	6,513	-	6,513
Total liabilities recorded at fair value	$-	$6,560	$-	$6,560

	Value of Items Recorded at Fair Value
	As of December 31, 2019
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Embedded customer derivatives	$-	$4	$-	$4
Total assets at fair value	$-	$4	$-	$4

Liabilities:
Metals swaps	$-	$4	$-	$4
Fixed interest rate hedge	-	3,042	-	3,042
Total liabilities recorded at fair value	$-	$3,046	$-	$3,046

The value of the items not recorded at fair value represent the carrying value of the liabilities.

The carrying value of the ABL Credit Facility was $196.9 million and $192.9 million at June 30, 2020 and December 31, 2019, respectively. Management believes that its carrying value approximates fair value.

10.	Accumulated Other Comprehensive Loss:

On January 10, 2019, the Company entered into a five-year forward starting fixed-rate interest rate hedge in order to eliminate the variability of cash interest payments on $75 million of the outstanding LIBOR based borrowings under the ABL Credit Facility. The interest rate hedge fixed the rate at 2.57%. The fair value of the interest rate hedge of $6.5 million, net of tax of $1.6 million is included in “Accumulated other comprehensive loss” on the Consolidated Balance Sheets at June 30, 2020. The fair value of the interest rate hedge of $3.0 million, net of tax of $0.8 million is included in “Accumulated other comprehensive loss” on the Consolidated Balance Sheets at December 31, 2019.

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

Under the Senior Management Stock Incentive Program (the Plan), each eligible participant is awarded RSUs with a dollar value equal to 10% of the participant’s base salary, up to an annual maximum of $17,500. The RSUs have a five-year vesting period and the RSUs will convert into the right to receive shares of common stock upon a participant’s retirement, or earlier upon the participant’s death or disability or upon a change in control of the Company. New awards under the Plan for 2020 have been suspended.

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

Stock-based compensation expense recognized on RSUs for the three and six months ended June 30, 2020 and 2019, respectively, is summarized in the following table:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2020	2019	2020	2019
RSU expense before taxes	$327	$145	$687	$420
RSU expense after taxes	$199	$114	$468	$314

All pre-tax charges related to RSUs were included in the caption “Administrative and general” on the accompanying Consolidated Statements of Comprehensive Income (Loss).

The following table summarizes the activity related to RSUs for the six months ended June 30, 2020 and 2019:

	As of June 30, 2020		As of June 30, 2019
	Number of	Weighted Average	Number of	Weighted Average
	Shares	Granted Price	Shares	Granted Price
Outstanding at December 31	636,086	$19.25	527,546	$20.65
Granted	70,588	11.92	156,562	17.40
Converted into shares	(94,161)	20.27	-	-
Forfeited	(494)	27.31	(1,854)	24.25
Outstanding at June 30	612,019	$18.25	682,254	$19.89
Vested at June 30	375,692	$18.94	515,386	$20.40

Of the RSUs granted in 2019, 62,229 were used to fund supplemental executive retirement plan (SERP) contributions. The Company funded the SERP in 2020 with cash rather than RSUs.

12.	Restructuring and Other Charges:

During the three and six months ended June 30, 2020, the Company recorded restructuring and other charges in the amount of $3.6 million in the carbon and specialty metals flat-products segments. The expenses were incurred as a result of decisions made during the COVID-19 pandemic to reduce operating expenses and improve liquidity and were recorded to “Warehouse and processing”, “Administrative and general”, “Selling” and “Occupancy” expenses on the accompanying Consolidated Statements of Comprehensive Income (Loss).

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019

Net loss on sale of fixed assets	$2,109	$-	$2,109	$-
Mexico facility exit	900		900
COVID-19 related severance pay and bad debt	577	-	577
Total restructuring and other charges	$3,586	$-	$3,586	$-

The loss on sales of fixed assets was incurred as a result of the sale of real estate related to a previously idled expansion project in South Carolina.  The Mexico charges relate to the exit from the Company’s leased Monterrey, Mexico facility.  The COVID-19 related severance pay and bad debt relate to employee severance pay for employee reductions associated with the COVID-19 pandemic, sales declines and additional foreign bad debt expense incurred as a result of court closures and the uncertainty related to recoverability of the receivable.

13.	Income Taxes:

For the three months ended June 30, 2020, the Company recorded an income tax benefit of $2.9 million, or 31.4%, compared to an income tax provision of $0.6 million, or 23.1%, for the three months ended June 30, 2019. For the six months ended June 30, 2020, the Company recorded an income tax benefit of $2.7 million, or 31.9%, compared to an income tax provision of $1.4 million, or 25.2%, for the six months ended June 30, 2019.

Normally, the tax provision or benefit for interim periods is determined using an estimate of the Company’s annual effective tax rate, adjusted for discrete items that are taken into account in the relevant period. Each quarter the Company updates the estimate of the annual effective tax rate, and if the estimated tax rate changes, the Company makes a cumulative adjustment. Due to the COVID-19 pandemic and the uncertainty around forecasting an annual effective tax rate, the tax provision was recorded based on the actual effective tax rate including discrete items for the three and six months ended June 30, 2020, including the ability to carryback losses incurred in 2020 to years where the Federal tax rate was 35% versus the current 21% tax rate.

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

14.	Shares Outstanding and Earnings Per Share:

Earnings per share have been calculated based on the weighted average number of shares outstanding as set forth below:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2020	2019	2020	2019
Weighted average basic shares outstanding	11,446	11,415	11,445	11,482
Assumed exercise of stock options and issuance of stock awards	-	-	-	-
Weighted average diluted shares outstanding	11,446	11,415	11,445	11,482
Net income (loss)	$(6,454)	$2,081	$(5,861)	$4,155
Basic earnings per share	$(0.56)	$0.18	$(0.51)	$0.36
Diluted earnings per share	$(0.56)	$0.18	$(0.51)	$0.36
Unvested RSUs	236	167	236	167

15.	Stock Repurchase Program:

On October 2, 2015, the Company announced that its Board of Directors authorized a stock repurchase program of up to 550,000 shares of the Company’s issued and outstanding common stock, which could include open market repurchases, negotiated block transactions, accelerated stock repurchases or open market solicitations for shares, all or some of which may be effected through Rule 10b5-1 plans. Any of the repurchased shares are held in the Company’s treasury, or canceled and retired as the Board may determine from time to time. Any repurchases of common stock are subject to the covenants contained in the ABL Credit Facility. Under the ABL Credit Facility, the Company may repurchase common stock and pay dividends up to $5.0 million in the aggregate during any trailing twelve months without restrictions. Purchases of common stock or dividend payments in excess of $5.0 million in the aggregate require the Company to (i) maintain availability in excess of 20.0% of the aggregate revolver commitments or (ii) to maintain availability equal to or greater than 15.0% of the aggregate revolver commitments and the Company must maintain a pro-forma ratio of EBITDA minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00.

There were no shares repurchased during the three months ended June 30, 2020. During the three months ended June 30, 2019, the Company repurchased 105,534 shares, for an aggregate cost of $1.5 million. During the six months ended June 30, 2020 and 2019, the Company repurchased 15,000 shares and 109,334 shares, for an aggregate cost of $0.1 million and $1.5 million, respectively.

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

The following table provides financial information by segment and reconciles the Company’s operating income by segment to the consolidated income (loss) before income taxes for the three and six months ended June 30, 2020 and 2019.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019
Net sales
Carbon flat products	$140,811	$255,870	$343,778	$534,406
Specialty metals flat products	54,495	96,058	142,983	184,155
Tubular and pipe products	52,990	77,223	115,915	156,509
Total net sales	$248,296	$429,151	$602,676	$875,070

Restructuring and other charges
Carbon flat products	$3,559	$-	$3,559	$-
Specialty metals flat products	27	-	27	-
Tubular and pipe products	-	-	-	-
Corporate	-	-	-	-
Total restructuring and other charges	$3,586	$-	$3,586	$-

Depreciation and amortization
Carbon flat products	$3,070	$2,960	$6,080	$5,774
Specialty metals flat products	447	436	944	962
Tubular and pipe products	1,368	1,379	2,732	2,747
Corporate	42	42	84	84
Total depreciation and amortization	$4,927	$4,817	$9,840	$9,567

Operating income (loss)
Carbon flat products	$(9,428)	$472	$(10,774)	$1,698
Specialty metals flat products	1,991	3,968	4,726	6,212
Tubular and pipe products	2,225	4,476	6,530	10,091
Corporate expenses	(2,273)	(2,976)	(4,916)	(5,987)
Total operating income (loss)	$(7,485)	$5,940	$(4,434)	$12,014
Other income (loss), net	(26)	(59)	(43)	(45)
Income (loss) before interest and income taxes	(7,511)	5,881	(4,477)	11,969
Interest and other expense on debt	1,891	3,174	4,130	6,416
Income (loss) before income taxes	$(9,402)	$2,707	$(8,607)	$5,553

	For the Six Months Ended
	June 30,
(in thousands)	2020	2019
Capital expenditures
Flat products segments	$5,628	$3,281
Tubular and pipe products	555	1,140
Corporate	-	-
Total capital expenditures	$6,183	$4,421

	As of
	June 30,	December 31,
(in thouands)	2020	2019
Assets
Flat products segments	$422,104	$432,566
Tubular and pipe products	220,070	215,841
Corporate	961	1,148
Total assets	$643,135	$649,555

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our Unaudited Consolidated Financial Statements and accompanying notes contained herein and our Consolidated Financial Statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2019. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed under Item 1A (Risk Factors) in our Annual Report on Form 10-K for the year ended December 31, 2019, and in Part II, Item 1A (Risk Factors) in this Quarterly Report on Form 10-Q. The following section is qualified in its entirety by the more detailed information, including our Unaudited Consolidated Financial Statements and the notes thereto, which appear elsewhere in this Quarterly Report on Form 10-Q.

Forward-Looking Information

This Quarterly Report on Form 10-Q and other documents we file with the SEC contain various forward-looking statements that are based on current expectations, estimates, forecasts and projections about our future performance, business, our beliefs and management’s assumptions. In addition, we, or others on our behalf, may make forward-looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, conferences, webcasts, phone calls and conference calls. Words such as “may,” “will,” “anticipate,” “should,” “intend,” “expect,” “believe,” “estimate,” “project,” “plan,” “potential,” and “continue,” as well as the negative of these terms or similar expressions, are intended to identify forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those implied by such statements including, but not limited to:

●

risks associated with the novel corona virus, or COVID-19 pandemic, including, but not limited to supply chain disruptions and customer closures, reduced sales and profit levels, slower payment of accounts receivable and potential increases in uncollectible accounts receivable, falling metals prices that could lead to lower of cost or market inventory adjustments and the impairment of intangible and long-lived assets, reduced availability and productivity of our employees, increased operational risks as a result of remote work arrangements, including the potential effects on internal controls, as well as cybersecurity risks and increased vulnerability to security breaches, information technology disruptions and other similar events, negative impacts on our liquidity position, inability to access our traditional financing sources on the same or reasonably similar terms as were available before the COVID-19 pandemic and increased costs associated with and less ability to access funds under our asset-based credit facility, or ABL Credit Facility, and the capital markets;

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

Overview

We are a leading metals service center that operates in three reportable segments; carbon flat products, specialty metals flat products, and tubular and pipe products. We provide metals processing and distribution services for a wide range of customers. Our carbon flat products segment’s focus is on the direct sale and distribution of large volumes of processed carbon and coated flat-rolled sheet, coil and plate products and fabricated parts. Through the acquisition of McCullough Industries, or McCullough, on January 2, 2019, the carbon flat products segment expanded its product offerings to include self-dumping metal hoppers and through the acquisition of certain assets related to the manufacturing of the EZ-Dumper® hydraulic dump inserts, or EZ Dumper, on August 5, 2019, to include steel and stainless-steel dump inserts from pickup truck and service truck beds. Our specialty metals flat products segment’s focus is on the direct sale and distribution of processed aluminum and stainless flat-rolled sheet and coil products, flat bar products and fabricated parts. Through the acquisition of Berlin Metals, LLC, or Berlin Metals, on April 2, 2018, our specialty metals flat products segment expanded its product offerings to include differing types of stainless flat-rolled sheet and coil and prime tin mill products. In addition, we distribute metal tubing, pipe, bar, valves and fittings and fabricate pressure parts supplied to various industrial markets through our tubular and pipe products segment. Products that require more value-added processing generally have a higher gross profit. Accordingly, our overall gross profit is affected by, among other things, product mix, the amount of processing performed, the demand for and availability of metals, and volatility in selling prices and material purchase costs. We also perform toll processing of customer-owned metals. We sell certain products internationally, primarily in Canada and Mexico. International sales are immaterial to our consolidated financial results and to the individual segments’ results.

Our results of operations are affected by numerous external factors including, but not limited to: general and global business, economic, financial, banking and political conditions, including the current impact of the COVID-19 pandemic; fluctuations in the value of the U.S. dollar to foreign currencies; competition; metals pricing, demand and availability; transportation and energy costs; pricing and availability of raw materials used in the production of metals; global supply and new domestic production capacity, the level of metals imported into the United States, tariffs, and inventory held in the supply chain; the availability, and increased costs of labor; customers’ ability to manage their credit line availability; and layoffs or work stoppages by our own, our suppliers’ or our customers’ personnel. The metals industry also continues to be affected by the global consolidation of our suppliers, competitors and end-use customers.

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

At June 30, 2020, we employed approximately 1,573 people. Approximately 281 of the hourly plant personnel at the facilities listed below are represented by nine separate collective bargaining units. The table below shows the expiration dates of the collective bargaining agreements.

Facility	Expiration date
Minneapolis (coil), Minnesota	September 30, 2020
Indianapolis, Indiana	January 29, 2021
St. Paul, Minnesota	May 25, 2021
Milan, Illinois	August 12, 2021
Minneapolis (plate), Minnesota	March 31, 2022
Detroit, Michigan	August 31, 2022
Hammond, Indiana	November 30, 2024
Locust, North Carolina	March 4, 2025
Romeoville, Illinois	May 31, 2025

We have never experienced a work stoppage and we believe that our relationship with employees is good. However, any prolonged work stoppages by our personnel represented by collective bargaining units could have a material adverse impact on our business, financial condition, results of operations and cash flows.

COVID-19

The COVID-19 pandemic had a material impact on our second quarter 2020 results. We are an essential business and remain open in all locations, adhering to all health guidelines to operate safely provided by our government officials and the U.S. Centers for Disease Control and Prevention. Since the end of the first quarter of 2020, some customers – particularly those associated with the automotive industry – announced temporary closures with re-openings in early April 2020. As April began, those automotive customers further delayed their re-openings. Additionally, customers across most other industrial segments announced temporary closings. These collective temporary closings negatively impacted our second quarter sales and operating results, especially for the carbon flat-products segment and we expect the effects will continue, at a lesser rate, into the third and fourth quarters of 2020.

In addition to negatively impacting our sales and earnings, a further prolonging of the COVID-19 pandemic could result in further falling metals prices that could lead to lower of cost or market inventory adjustments and the impairment of intangible and long-lived assets. The operations and liquidity of our customers could also be challenged.

We ended the second quarter of 2020 with $86.4 million of availability under our ABL Credit Facility.  Additionally, we took proactive steps to aggressively reduce expenses to reflect the expected decreased business levels in the second quarter of 2020.  During the second quarter of 2020, we recorded $3.6 million of restructuring and other charges in our carbon and specialty metals flat-products segments related to the sale of idle real estate, the exit of our leased Mexico facility and expenses incurred as a result of COVID-19 related to employee severance pay and international bad debt expense.  Further, our entire real estate portfolio is unencumbered by debt and can serve as a source of liquidity beyond our ABL Credit Facility, if needed.  As a result, we believe that we have sufficient liquidity and capital resources to withstand the potentially adverse effects on our financial condition and results of operations resulting from the COVID-19 pandemic for at least the next 12 months.  However, the impact of the COVID-19 pandemic is fluid and continues to evolve, and therefore, we cannot currently predict the extent to which our business, results of operations, financial condition or liquidity will ultimately be impacted.

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

Carbon flat products

The primary focus of our carbon flat products segment is on the direct sale and distribution of large volumes of processed carbon and coated flat-rolled sheet, coil and plate products and fabricated parts. We act as an intermediary between metals producers and manufacturers that require processed metals for their operations. We serve customers in most metals consuming industries, including manufacturers and fabricators of transportation and material handling and lift equipment, construction and farm machinery, storage tanks, environmental and energy generation equipment, automobiles, military vehicles and equipment, as well as general and plate fabricators and metals service centers. We distribute these products primarily through a direct sales force.

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

Combined, the carbon and specialty metals flat products segments have 22 strategically-located processing and distribution facilities in the United States.  During the quarter, we recorded a $900 thousand charge due to our plan to exit our leased facility in Monterrey, Mexico.  Many of our facilities service both the carbon and the specialty metals flat products segments, and certain assets and resources are shared by the segments. Our geographic footprint allows us to focus on regional customers and larger national and multi-national accounts, primarily located throughout the midwestern, eastern and southern United States.

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

Results of Operations

The COVID-19 pandemic significantly impacted people, businesses and economies across the world and the stay-at-home or shelter-in-place orders enacted in several U.S. states at the end of the first quarter of 2020 required some businesses to close, or significantly reduce their hours. The stay-at-home or shelter-in-place orders, and business closures related to the COVID-19 pandemic, substantially impacted our results of operations during the second quarter of 2020.

Olympic Steel is considered an essential business and all of our production facilities and offices remained open in all states, At the end of March, our customers announced closures, reduced hours, or staggered productions schedules, which continued into the second quarter. Our carbon flat products segment was significantly impacted as automotive and original equipment manufacturer customers were closed or significantly reduced production levels. Despite the COVID-19 pandemic, our specialty metals flat products segment and tubular and pipe products segments were profitable during the second quarter of 2020.

Our results of operations are impacted by the market price of metals. Metals prices fluctuate significantly and changes to our net sales, cost of materials sold, gross profit, cost of inventory and profitability, are all impacted by industry metals pricing. Average metals prices were 22% lower in the second quarter of 2020 compared to the second quarter of 2019, primarily due to the negative impact of the COVID-19 pandemic on the demand of metals.

Transactional or “spot” selling prices generally move in tandem with market price changes, while indexed selling prices typically lag and reset quarterly. Similarly, inventory costs (and, therefore, cost of materials sold) tend to move slower than market selling price changes due to mill lead times and inventory turnover impacting the rate of change in average cost. When average selling prices increase, and net sales increase, gross profit and operating expenses as a percentage of net sales will generally decrease.

Consolidated Operations

The following table presents consolidated operating results for the periods indicated (dollars are shown in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2020		2019		2020		2019
	$	% of net sales	$	% of net sales	$	% of net sales	$	% of net sales
Net sales	$248,296	100.0	$429,151	100.0	$602,676	100.0	$875,070	100.0
Cost of materials sold (a)	196,237	79.0	351,494	81.9	478,759	79.4	717,876	82.0
Gross profit (b)	52,059	21.0	77,657	18.1	123,917	20.6	157,194	18.0
Operating expenses (c)	59,544	24.0	71,717	16.7	128,351	21.3	145,180	16.6
Operating income (loss)	(7,485)	(3.0)	5,940	1.4	(4,434)	(0.7)	12,014	1.4
Other loss, net	26	0.0	59	0.0	43	0.0	45	0.0
Interest and other expense on debt	1,891	0.8	3,174	0.8	4,130	0.7	6,416	0.7
Income (loss) before income taxes	(9,402)	(3.8)	2,707	0.6	(8,607)	(1.4)	5,553	0.7
Income taxes	(2,948)	(1.2)	626	0.1	(2,746)	(0.5)	1,398	0.2
Net income (loss)	$(6,454)	(2.6)	$2,081	0.5	$(5,861)	(1.0)	$4,155	0.5

(a) Includes $500 and $1,000 of LIFO income for the three and six months ended June 30, 2020, respectively. Includes $250 of LIFO expense for the three and six months ended June 30, 2019.
(b) Gross profit is calculated as net sales less the cost of materials sold.

(c) Operating expenses are calculated as total costs and expenses less the cost of materials sold. Operating expenses for the three and six months ended June 30, 2020 includes $3.6 million of restructuring and other charges.

Net sales decreased $180.9 million, or 42.1%, to $248.3 million in the second quarter of 2020 from $429.2 million in the second quarter of 2019. The decrease in net sales was due to a 31.3% decrease in sales volume and a 15.8% decrease in average selling prices during the second quarter of 2020 compared to the second quarter of 2019. Sales volume decreased in all segments compared to the second quarter of 2019 and sequentially from the first quarter of 2020 due to impact of the COVID-19 pandemic. Average selling prices decreased in all segments during the second quarter of 2020 compared to the second quarter of 2019 and sequentially from the first quarter of 2020. Carbon flat products net sales were 56.7% of total net sales in the second quarter of 2020 compared to 59.6% of total net sales in the second quarter of 2019. Specialty metals flat products net sales were 22.0% of total net sales in the second quarter of 2020 compared to 22.4% of total net sales in the second quarter of 2019. Tubular and pipe products net sales were 21.3% of total net sales in the second quarter of 2020 compared to 18.0% of total net sales in the second quarter of 2019.

Net sales decreased $272.4 million, or 31.1%, to $602.7 million during the six months ended June 30, 2020 from $875.1 million during the six months ended June 30, 2019. The decrease in net sales was due to a 17.7% decrease in sales volume and an 16.3% decrease in the average selling prices during the six months ended June 30, 2020 compared to the six months ended June 30, 2019. Sales volumes and average selling prices decreased in all segments during the first six months of 2020 compared to the first six months of 2019. Carbon flat products net sales were 57.0% of total net sales in the first six months of 2020 compared to 61.1% of total net sales in the first six months of 2019. Specialty metals flat products net sales were 23.7% of total net sales in the first six months of 2020 compared to 21.0% of total net sales in the first six months of 2019. Tubular and pipe products net sales were 19.2% of total net sales in the first six months of 2020 compared to 17.9% of total net sales in the first six months of 2019. We expect shipping levels in the third quarter of 2020 to increase from the second quarter of 2020 as states and customers slowly reopen across the United States; however, shipping levels are expected to remain significantly below the shipping levels of the third quarter of 2019, and the first quarter of 2020.

Cost of materials sold decreased $155.3 million, or 44.2%, to $196.2 million in the second quarter of 2020 from $351.5 million in the second quarter of 2019. The decrease in cost of materials sold in the second quarter of 2020 is due to decreased shipping volumes and decreased market metals pricing discussed above. Cost of materials sold decreased $239.1 million, or 33.3%, to $478.8 million during the six months ended June 30, 2020 from $717.9 million during the six months ended June 30, 2019. The decrease in cost of materials sold in the first six months of 2020 is related to decreased sales volumes and decreased market metals pricing discussed above.

As a percentage of net sales, gross profit (as defined in footnote (b) in the table above) increased to 21.0% in the second quarter of 2020 compared to 18.1% in the second quarter of 2019. As a percentage of net sales, gross profit increased to 20.6% in the six months ended June 30, 2020 compared to 18.0% in the six months ended June 30, 2019. The increase in the gross profit as a percentage of net sales is due to the decreased average selling price as the gross profit per ton only decreased by 2% in the second quarter of 2020 and 4% during the first six months of 2020 compared to the same periods in 2019.

Operating expenses in the second quarter of 2020 decreased $12.2 million, or 17.0%, to $59.5 million from $71.7 million in the second quarter of 2019.  As a percentage of net sales, operating expenses increased to 24.0% for the second quarter of 2020 from 16.7% in the comparable 2019 period.  Operating expenses in the carbon flat products segment decreased $7.3 million, operating expenses in the specialty metals flat products segment decreased $2.5 million, operating expenses in the tubular and pipe products segment decreased $1.7 million, and Corporate expenses decreased $0.7 million.  Operating expenses decreased in all categories, except depreciation and amortization expenses due to decreased variable expenses such as distribution expenses, labor expenses, and warehouse expenses associated with the decreased shipping volumes discussed above, decreased performance based incentive compensation and our COVID-19 related cost reduction efforts. Operating expenses in the second quarter of 2020 include $3.6 million of restructuring and other charges related to the loss on sale of idled real estate, charges related to the exit from our leased Monterrey, Mexico facility and COVID-related severance and bad debt expense which were recorded to the carbon and specialty metals flat-products segments.

Operating expenses in the first six months of 2020 decreased $16.8 million, or 11.6%, to $128.4 million from $145.2 million in the first six months of 2019.  As a percentage of net sales, operating expenses increased to 21.3% in the first six months of 2020 from 16.6% for the first six months of 2019.  Operating expenses in the carbon flat products segment decreased $10.1 million, operating expenses in the specialty metals flat products segment decreased $2.6 million, operating expenses in the tubular and pipe products segment decreased $3.1 million, and Corporate expenses decreased $1.1 million.  Operating expenses decreased in all categories, except depreciation and amortization expenses due to decreased variable expenses such as distribution, labor expenses, and warehouse expenses associated with the decreased shipping volumes discussed above, decreased performance based incentive compensation, and our COVID-19 related cost reduction efforts.  Operating expenses in the first six months of 2020 include $3.6 million of restructuring and other charges related to the loss on sale of idled real estate, charges related to the exit from our leased Monterrey, Mexico facility and COVID-related severance and bad debt expense which were recorded to the carbon and specialty metals flat-products segments.

Interest and other expense on debt totaled $1.9 million, or 0.8% of net sales, for the second quarter of 2020 compared to $3.2 million, or 0.8% of net sales, for the second quarter of 2019.  Interest and other expense on debt totaled $4.1 million, or 0.7% of net sales, for the first six months of 2020 compared to $6.4 million, or 0.7% of net sales, for the first six months of 2019.  Our effective borrowing rate, exclusive of deferred financing fees and commitment fees, was 3.4% for the first six months of 2020 compared to 4.0% for the first six months of 2019.  The decreased effective borrowing rate is due to the decrease in the London Interbank Offered Rate (LIBOR) compared to the first half of 2019.  Total average borrowings decreased $96.7 million, or 32.2%, from $300.4 million in the first six months of 2019 to $203.7 million in the first six months of 2020, primarily related to decreased working capital needs in 2020.

For the second quarter of 2020, loss before income taxes totaled $9.4 million compared to income of $2.7 million in the second quarter of 2019. For the first half of 2020, loss before income taxes totaled $8.6 million compared to income of $5.6 million in the first half of 2019.

An income tax benefit of 31.4% was recorded for the second quarter of 2020, compared to an income tax provision of 23.1% for the second quarter of 2019. The higher rate in 2020 was attributable to the ability for current year net operating losses to be carried back to prior years when the Federal tax rate was 35% due to changes from the Coronavirus Aid, Relief, and Economic Security Act. An income tax benefit of 31.9% was recorded for the first six months of 2020, compared to an income tax provision of 25.2% for the first six months of 2019. Normally, our tax provision or benefit for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items that are considered in the relevant period. Each quarter, we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment. However, due to the COVID-19 pandemic, we are unable to accurately forecast an estimated annual effective tax rate. Therefore, we have recorded the tax provision for the second quarter and first half of 2020 using an actual effective tax rate as of June 30, 2020.

Net loss for the second quarter of 2020 totaled $6.5 million or $0.56 per basic and diluted share, compared to income of $2.1 million or $0.18 per basic and diluted share for the second quarter of 2019. Net loss for the first six months of 2020 totaled $5.9 million or $0.51 per basic and diluted share, compared to income of $4.2 million or $0.36 per basic and diluted share for the first six months of 2019.

Segment Operations

Carbon flat products

The following table presents selected operating results for our carbon flat products segment for the periods indicated (dollars are shown in thousands, except for per ton information):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2020		2019		2020		2019
	$	% of net sales	$	% of net sales	$	% of ne sales	$	% of net sales
Direct tons sold	176,732		249,210		423,832		507,024
Toll tons sold	8,092		17,992		24,102		33,349
Total tons sold	184,824		267,202		447,934		540,373

Net sales	$140,811	100.0	$255,870	100.0	$343,778	100.0	$534,406	100.0
Average selling price per ton	762		958		767		989
Cost of materials sold	114,925	81.6	212,784	83.2	278,062	80.9	446,100	83.5
Gross profit (a)	25,886	18.4	43,086	16.8	65,716	19.1	88,306	16.5
Operating expenses (b)	35,314	25.1	42,614	16.6	76,490	22.2	86,608	16.2
Operating income (loss)	$(9,428)	(6.7)	$472	0.2	$(10,774)	(3.1)	$1,698	0.3

(a) Gross profit is calculated as net sales less the cost of materials sold.

(b) Operating expenses are calculated as total costs and expenses less the cost of materials sold. Operating expenses for the three and six months ended June 30, 2020 includes $3.6 million of restructuring and other charges.

Tons sold by our carbon flat products segment decreased 82 thousand tons, or 30.1%, to 185 thousand in the second quarter of 2020 from 267 thousand in the second quarter of 2019. Tons sold by our carbon flat products segment decreased 92 thousand tons, or 17.1% to 448 thousand in the first half of 2020 from 540 thousand in the first half of 2019. Since the end of the first quarter of 2020, some customers – particularly those associated with the automotive industry – announced temporary closures due to the COVID-19 pandemic with re-openings delayed until May. Additionally, customers across most other industrial segments announced temporary closings. These collective temporary closings negatively impacted our second quarter tons sold and their effect is expected to continue in the third and fourth quarters of 2020.

Net sales in our carbon flat products segment decreased $115.1 million, or 45.0%, to $140.8 million in the second quarter of 2020 from $255.9 million in the second quarter of 2019. The decrease in sales was due to a 30.8% decrease in sales volume, and a 20.4% decrease in average selling prices during the second quarter of 2020 compared to the second quarter of 2019. Average selling prices in the second quarter of 2020 were $762 per ton, compared with $958 per ton in the second quarter of 2019, and $771 per ton in the first quarter of 2020.

Net sales in our carbon flat products segment decreased $190.6 million, or 35.7%, to $343.8 million in the first half of 2020 from $534.4 million in the first half of 2019. The decrease in sales was due to a 17.1% decrease in sales volume and a 22.4% decrease in average selling prices compared to the first half of 2019. Average selling prices in the first half of 2020 were $767 per ton, compared with $989 per ton in the first half of 2019. The decrease in the average selling price is a result of the market pricing dynamics discussed in the overview of Results of Operations above.

Cost of materials sold decreased $97.9 million, or 46.0%, to $114.9 million in the second quarter of 2020 from $212.8 million in the second quarter of 2019. Cost of materials sold decreased $168.0 million, or 37.7%, to $278.1 million in the first half of 2020 from $446.1 million in the first half of 2019. The decrease was due to decreased sales volumes and the decreased market price for metals discussed above.

As a percentage of net sales, gross profit (as defined in footnote (a) in the table above) increased to 18.4% in the second quarter of 2020 compared to 16.8% in the second quarter of 2019. Gross profit decreased $21 per ton to $140 per ton in the second quarter of 2020 from $161 per ton in the second quarter of 2019.

As a percentage of net sales, gross profit increased to 19.1% in the six months ended June 30, 2020 compared to 16.5% in the six months ended June 30, 2019. Gross profit decreased $16 per ton to $147 per ton in the six months ended June 30, 2020 from $163 per ton in the six months ended June 30, 2019. The increase in gross profit percentage in 2020 was primarily due to the impact of lower average selling prices in the first half and second quarter of 2020 compared to the first half and second quarter of 2019.

Operating expenses in the second quarter of 2020 decreased $7.3 million, or 17.1%, to $35.3 million from $42.6 million in the second quarter of 2019.  As a percentage of net sales, operating expenses increased to 25.1% for the second quarter of 2020 from 16.6% in the comparable 2019 period.  Operating expenses in the first half of 2020 decreased $10.1 million, or 11.7%, to $76.5 million from $86.6 million in the first half of 2019.  As a percentage of net sales, operating expenses increased to 22.2% for the first half of 2020 from 16.2% in the comparable 2019 period.  Operating expenses decreased in all categories, except for occupancy, depreciation and amortization expenses due to decreased variable expenses such as distribution expense, labor expenses, and warehouse expenses due to the decreased shipping volumes discussed above, decreased performance based incentive compensation and our COVID-19 related cost reduction efforts.  Operating expenses in 2020 include $3.6 million of restructuring and other charges related to the loss on sale of idled real estate, charges related to the exit from our leased Monterrey, Mexico facility and COVID-related severance and bad debt expense.

Operating loss for the second quarter of 2020 totaled $9.4 million, or -6.7% of net sales, compared to income of $0.5 million, or 0.2% of net sales for the second quarter of 2019. Operating loss for the six months ended June 30, 2020 totaled $10.8 million, or -3.1% of net sales, compared to income of $1.7 million, or 0.3% of net sales for the six months ended June 30, 2019.

Specialty metals flat products

The following table presents selected operating results for our specialty metals flat products segment for the periods indicated (dollars are shown in thousands, except for per ton information):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2020		2019		2020		2019
	$	% of net sales	$	% of net sales	$	% of net sales	$	% of net sales
Direct tons sold	21,081		34,271		53,453		66,461
Toll tons sold	3,256		3,121		5,454		6,715
Total tons sold	24,337		37,392		58,907		73,176

Net sales	$54,495	100.0	$96,058	100.0	$142,983	100.0	$184,155	100.0
Average selling price per ton	2,239		2,569		2,427		2,517
Cost of materials sold	45,083	82.7	82,195	85.6	121,318	84.8	158,440	86.0
Gross profit (a)	9,412	17.3	13,863	14.4	21,665	15.2	25,715	14.0
Operating expenses (b)	7,421	13.6	9,895	10.3	16,939	11.8	19,503	10.6
Operating income	$1,991	3.7	$3,968	4.1	$4,726	3.3	$6,212	3.4

(a) Gross profit is calculated as net sales less the cost of materials sold.
(b) Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Tons sold by our specialty metals flat products segment decreased 13 thousand tons, or 34.9%, to 24 thousand in the second quarter of 2020 from 37 thousand in the second quarter of 2019. Tons sold by our specialty metals flat products segment decreased 14 thousand tons, or 19.5%, to 59 thousand in the six months ended June 30, 2020 from 73 thousand in the six months ended June 30, 2019. The decrease in tons sold in the second quarter and first half of 2020 is related to decreased customer demand due to the COVID-19 pandemic.

Net sales in our specialty metals flat products segment decreased $41.6 million, or 43.3%, to $54.5 million in the second quarter of 2020 from $96.1 million in the second quarter of 2019. The decrease in sales was due to the 34.9% volume decrease and a 12.8% decrease in the average selling prices during the second quarter of 2020 compared to the second quarter of 2019. Average selling prices in the second quarter of 2020 were $2,239 per ton compared to $2,569 per ton in the second quarter of 2019 and $2,560 per ton in the first quarter of 2020.

Net sales in our specialty metals flat products segment decreased $41.2 million, or 22.4%, to $143.0 million in the first half of 2020 from $184.2 million in the first half of 2019. The decrease in sales was due to the 19.5% decrease in sales volume and 3.5% decrease in the average selling prices during the first half of 2020 compared to the first half of 2019. Average selling prices in the first half of 2020 were $2,427 per ton, compared with $2,517 per ton in the first half of 2019.

Cost of materials sold decreased $37.1 million, or 45.2%, to $45.1 million in the second quarter of 2020 from $82.2 million in the second quarter of 2019. Cost of materials sold decreased $37.1 million, or 23.4%, to $121.3 million in the first half of 2020 from $158.4 million in the first half of 2019. The decrease in cost of materials sold during the six months ended June 30, 2020 compared to the six months ended June 30, 2019 was related to the decreased sales volume and decreased metal pricing discussed above.

As a percentage of net sales, gross profit (as defined in footnote (a) in the table above) increased to 17.3% in the second quarter of 2020 from 14.4% in the second quarter of 2019. As a percentage of net sales, gross profit increased to 15.2% in the first half of 2020 from 14.0% in the first half of 2019. The increase in the gross profit percentage was primarily a result of the impact of selling lower costed inventory in the second quarter and first half of 2020 compared to the comparable periods in 2019.

Operating expenses in the second quarter of 2020 decreased $2.5 million, or 25.0%, to $7.4 million from $9.9 million in the second quarter of 2019. As a percentage of net sales, operating expenses increased to 11.8% of net sales in the second quarter of 2020 from 10.6% in the second quarter of 2019. Operating expenses in the first half of 2020 decreased $2.6 million, or 13.2%, to $16.9 million from $19.5 million in the first half of 2019. As a percentage of net sales, operating expenses increased to 11.8% of net sales for the half of 2020 compared to 10.6% for the first half of 2019. Variable operating expenses decreased as a result of lower shipping volumes, lower performance based incentive compensation, and our COVID-19 related cost reduction efforts.

Operating income for the second quarter of 2020 totaled $2.0 million, or 3.7% of net sales, compared to $4.0 million, or 4.1% of net sales, for the second quarter of 2019. Operating income for the six months ended June 30, 2020 totaled $4.7 million, or 3.3% of net sales, compared to operating income of $6.2 million, or 3.4% of net sales, for the six months ended June 30, 2019.

Tubular and pipe products

The following table presents selected operating results for our tubular and pipe products segment for the periods indicated (dollars are shown in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2020		2019		2020		2019
	$	% of net sales	$	% of net sales	$	% of net sales	$	% of net sales
Net sales	$52,990	100.0	$77,223	100.0	$115,915	100.0	$156,509	100.0
Cost of materials sold (a)	36,229	68.4	56,515	73.2	79,379	68.5	113,336	72.4
Gross profit (b)	16,761	31.6	20,708	26.8	36,536	31.5	43,173	27.6
Operating expenses (c)	14,536	27.4	16,232	21.0	30,006	25.9	33,082	21.0
Operating income	$2,225	4.2	$4,476	5.8	$6,530	5.7	$10,091	6.5

(a) Includes $500 and $1,000 of LIFO income for the three and six months ended June 30, 2020, respectively. Includes $250 of LIFO income for the three and six months ended June 30, 2019.
(b) Gross profit is calculated as net sales less the cost of materials sold.
(c) Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Net sales decreased $24.2 million, or 31.4%, to $53.0 million in the second quarter of 2020 from $77.2 million in the second quarter of 2019. The decrease is a result of a 31.1% decrease in sales volume as average selling prices did not change significantly in the second quarter of 2020 compared to the second quarter of 2019. Net sales decreased $40.6 million, or 25.9%, to $115.9 million in the first half of 2020 from $156.5 million in the first half of 2019. The decrease is a result of a 21.2% decrease in sales volume and a 6.0% decrease in average selling prices during the first half of 2020 compared to the first half of 2019. The decrease in net sales in the second quarter and first half of 2020 is related to decreased customer demand due to the COVID-19 pandemic.

Cost of materials sold decreased $20.3 million, or 35.9%, to $36.2 million in the second quarter of 2020 from $56.5 million in the second quarter of 2019. The decrease in cost of materials sold is due to decreased sales volumes and decreased metals pricing. In the three and six months ended June 30, 2020, we recorded $0.5 million and $1.0 million of LIFO income, respectively, compared to $0.3 million of LIFO income in the three and six months ended June 30, 2019.

As a percentage of net sales, gross profit (as defined in footnote (b) in the table above) increased to 31.6% in the second quarter of 2020 compared to 26.8% in the second quarter of 2019. As a percentage of net sales, gross profit (as defined in footnote (b) in the table above) increased to 31.5% in the first half of 2020 compared to 27.6% in the first half of 2019. As a percentage of net sales, the LIFO income recorded in the three and six months ended June 30, 2020 increased gross profit by 0.9%. As a percentage of net sales, the LIFO income recorded in the three and six months ended June 30, 2019 increased gross profit by 0.3%. and 0.2%, respectively.

Operating expenses in the second quarter of 2020 decreased $1.7 million, or 10.5%, to $14.5 million from $16.2 million in the second quarter of 2020. Operating expenses increased to 27.4% of net sales in the second quarter of 2020 compared to 21.0% in the second quarter of 2019. Operating expenses in the first half of 2020 decreased $3.1 million, or 9.3%, to $30.0 million from $33.1 million in the first half of 2019. Operating expenses increased to 25.9% of net sales in the first half of 2020 compared to 21.0% in the first half of 2019. Operating expenses decreased in all categories, primarily as a result of lower sales volumes and our COVID-19 related cost reduction efforts.

Operating income for the second quarter of 2020 totaled $2.2 million, or 4.2% of net sales, compared to $4.5 million, or 5.8% of net sales, for the second quarter of 2019. Operating income for the first half of 2020 totaled $6.5 million, or 5.7% of net sales, compared to $10.1 million, or 6.5% of net sales, in the first half of 2019.

Corporate expenses

Corporate expenses in the second quarter of 2020 decreased $0.7 million to $2.3 million, compared to $3.0 million in the second quarter of 2019. Corporate expenses decreased $1.1 million to $4.9 million in the first half of 2020 compared to $6.0 million in the first half of 2019. The decreases in corporate expenses are primarily attributable to decreased variable incentive compensation related to decreased operating income and our COVID-19 related cost reduction efforts.

Liquidity, Capital Resources and Cash Flows

Our principal capital requirements include funding working capital needs, purchasing, upgrading and acquiring processing equipment and facilities, making acquisitions and paying dividends. We use cash generated from operations and borrowings under our credit facility to fund these requirements.

We believe that funds available under our ABL Credit Facility together with funds generated from operations, will be sufficient to provide us with the liquidity necessary to fund anticipated working capital requirements, capital expenditure requirements, our dividend payments and any share repurchases and business acquisitions over at least the next 12 months. However, if the COVID-19 pandemic suppresses business levels and metals prices for a prolonged period of time, we may need to seek some sources of liquidity beyond our current ABL Credit Facility. Additionally, the COVID-10 pandemic could adversely impact our ability to access our traditional financing sources on the same or reasonably similar terms as were available before the pandemic. Our entire real estate portfolio is unencumbered by debt and could be used to generate additional liquidity, if required. We expect to generate cash and liquidity during the COVID-19 pandemic from working capital as business levels and metals pricing decreases. In addition, we have limited our capital spending during the COVID-19 pandemic to projects already in process, essential maintenance projects and safety initiatives. In the future, we may as part of our business strategy, acquire and dispose of assets or other companies in the same or complementary lines of business, or enter into or exit strategic alliances and joint ventures. Accordingly, the timing and size of our capital requirements are subject to change as business conditions warrant and opportunities arise.

Operating Activities

For the six months ended June 30, 2020, we generated $3.5 million of net cash for operations, of which $4.6 million was generated from operating activities and $1.1 million was used for working capital. For the six months ended June 30, 2019, we generated $52.2 million of net cash for operations, net of assets acquired as part of the McCullough acquisition on January 2, 2019, of which $12.6 million was generated from operating activities and $39.6 million was generated from working capital.

Net cash from operations totaled $4.6 million during the first half of 2020 and mainly consisted of depreciation and amortization of $10.1 million added back to the net loss of $5.9 million, loss on sale of fixed asset of $2.1 million, stock-based compensation of $0.6 million, offset by changes in other long-term assets of $2.6 million. Net cash from operations totaled $12.6 million during the first half of 2019 and mainly consisted of net income of $4.2 million, depreciation and amortization of $9.8 million and stock-based compensation of $1.6 million, offset by changes in other long-term assets and other long-term liabilities of $2.8 million.

Working capital at June 30, 2020 totaled $320.8 million, a $2.0 million increase from December 31, 2019. The increase was primarily attributable to a $3.5 million decrease in accounts payable and outstanding checks and a $3.5 million decrease in accrued payroll and other accrued liabilities, offset by a $4.0 million decrease in accounts receivable and a $3.8 million decrease in inventory.

Investing Activities

Net cash used for investing activities was $5.6 million during the six months ended June 30, 2020, compared to $15.2 million during the six months ended June 30, 2019. The $6.2 million of capital expenditures were primarily attributable to additional processing equipment at our existing facilities. Net cash used for investing activities in 2019 was primarily related to the $11.0 million acquisition of McCullough Industries and $4.4 million of capital expenditures for completion of a building expansion and additional processing equipment at our existing facilities. During 2020, we expect our capital spending to be significantly less than our annual depreciation expense. During the COVID-19 pandemic, we are limiting our spending to projects already in process, essential maintenance projects and safety initiatives.

Financing Activities

During the first six months of 2020, $3.4 million of cash was generated from financing activities, which primarily consisted of $4.0 million of net borrowings under our ABL Credit Facility offset by $0.1 million of stock repurchases and $0.4 million of dividends paid.

Dividends paid were $0.4 million for both the six months ended June 30, 2020 and June 30, 2019. In August 2020, our Board of Directors, or Board, approved a regular quarterly dividend of $0.02 per share, which will be paid on September 15, 2020 to shareholders of record as of September 1, 2020. Regular dividend distributions in the future are subject to the availability of cash, the $5.0 million annual limitation on cash dividends and common stock repurchases under our ABL Credit Facility and continuing determination by our Board that the payment of dividends remains in the best interest of our shareholders.

Stock Repurchase Program

In 2015, our Board authorized a stock repurchase program of up to 550,000 shares of our issued and outstanding common stock, which could include open market repurchases, negotiated block transactions, accelerated stock repurchases or open market solicitations for shares, all or some of which may be effected through Rule 10b5-1 plans. Repurchased shares will be held in our treasury, or canceled and retired as our Board may determine from time to time. Any repurchases of common stock are subject to the covenants contained in the ABL Credit Facility. Under the ABL Credit Facility, we may repurchase common stock and pay dividends up to $5.0 million in the aggregate during any trailing twelve months without restrictions. Purchases in excess of $5.0 million require us to (i) maintain availability in excess of 20% of the aggregate revolver commitments ($95.0 million at June 30, 2020) or (ii) to maintain availability equal to or greater than 15% of the aggregate revolver commitments ($71.3 million at June 30, 2020) and we must maintain a pro-forma ratio of Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA), minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00. The timing and amount of any repurchases under the stock repurchase program will depend upon several factors, including market and business conditions, and limitations under the ABL Credit Facility, and repurchases may be discontinued at any time.

There were no shares repurchased during the three months ended June 30, 2020. During the three months ended June 30, 2019, we repurchased 105,534 shares, for an aggregate cost of $1.5 million. During the six months ended June 30, 2020 and 2019, we repurchased 15,000 shares and 109,334 shares, for an aggregate cost of $0.1 million and $1.5 million, respectively.

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

The ABL Credit Facility contains customary representations and warranties and certain covenants that limit our ability to, among other things: (i) incur or guarantee additional indebtedness; (ii) pay distributions on, redeem or repurchase capital stock or redeem or repurchase subordinated debt; (iii) make investments; (iv) sell assets; (v) enter into agreements that restrict distributions or other payments from restricted subsidiaries to us; (vi) incur liens securing indebtedness; (vii) consolidate, merge or transfer all or substantially all of our assets; and (viii) engage in transactions with affiliates. In addition, the ABL Credit Facility contains a financial covenant which requires (i) if any commitments or obligations are outstanding our availability is less than the greater of $30 million or 10.0% of the aggregate amount of revolver commitments or 10.0% of the aggregate borrowing base then we must maintain a ratio of EBITDA minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00 for the most recent twelve fiscal month period.

We have the option to borrow under its revolver based on the agent’s base rate plus a premium ranging from 0.00% to 0.25% or LIBOR plus a premium ranging from 1.25% to 2.75%.

As of June 30, 2020, we were in compliance with our covenants and had approximately $86.4 million of availability under the ABL Credit Facility.

As of June 30, 2020, $1.1 million of bank financing fees were included in “Prepaid expenses and other” and “Other long-term assets” on the accompanying Consolidated Balance Sheets. The financing fees are being amortized over the five-year term of the ABL Credit Facility and are included in “Interest and other expense on debt” on the accompanying Consolidated Statements of Comprehensive Income.

On January 10, 2019, we entered into a five-year forward starting fixed-rate interest rate hedge in order to eliminate the variability of cash interest payments on $75 million of the outstanding LIBOR based borrowings under the ABL Credit Facility. The interest rate hedge fixed the rate at 2.57%.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our principal raw materials are carbon, coated and stainless steel, and aluminum, pipe and tube, flat-rolled coil, sheet and plate that we typically purchase from multiple primary metals producers. The metals industry as a whole is cyclical and, at times, pricing and availability of metals can be volatile due to numerous factors beyond our control, including, but not limited to, general domestic and international economic conditions, the levels of metals imported into the United States, labor costs, sales levels, competition, levels of inventory held by other metals service centers, consolidation of metals producers, new global capacity by metals producers, higher raw material costs for the producers of metals, import duties and tariffs and currency exchange rates. This volatility can significantly affect the availability and cost of raw materials for us.

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

Rising metals prices result in higher working capital requirements for us and our customers. Some customers may not have sufficient credit lines or liquidity to absorb significant increases in the price of metals, especially given the negative impact of the COVID-19 pandemic. While we have generally been successful in the past in passing on producers’ price increases and surcharges to our customers, there is no guarantee that we will be able to pass on price increases to our customers in the future. Declining metals prices have generally adversely affected our net sales and net income, while increasing metals prices have generally favorably affected our net sales and net income.

Approximately 47% and 44% of our consolidated net sales during the first six months of 2020 and 2019, respectively, were directly related to industrial machinery and equipment manufacturers and their fabricators.

Inflation generally affects us by increasing the cost of employee wages and benefits, transportation services, processing equipment, energy and borrowings under our ABL Credit Facility. General inflation, excluding increases in the price of metals and increased distribution expense, has not had a material effect on our financial results during the past two years.

We are exposed to the impact of fluctuating metals prices and interest rate changes. During 2020 and 2019, we entered into metals swaps at the request of customers. These derivatives have not been designated as hedging instruments. For certain customers, we enter into contractual relationships that entitle us to pass-through the economic effect of trading positions that we take with other third-parties on our customers’ behalf.

Our primary interest rate risk exposure results from variable rate debt. We have the option to enter into 30- to 180-day fixed base rate LIBOR loans under the ABL Credit Facility. On January 10, 2019, we entered into a five-year interest rate swap that locked the interest rate at 2.57% on $75 million of our revolving debt.

Item 4. Controls and Procedures

The evaluation required by Rule 13a-15(e) of the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q has been carried out under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. These disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in reports that are filed with or submitted to the SEC is: (i) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2020, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during the second quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We are continually monitoring and assessing the COVID-19 pandemic on our internal controls to minimize the impact on their design and operating effectiveness.

Part II. OTHER INFORMATION

Items 1, 2, 3, 4 and 5 of this Part II are either inapplicable or are answered in the negative and are omitted pursuant to the instructions to Part II.

Item 1A. Risk Factors

The following updates should be read in conjunction with the risk factors set forth under Item 1A (Risk Factors) in our Annual Report on Form 10-K for the year ended December 31, 2019, as amended by Item 1A of Part II of the Company’s Form 10-Q for the quarter ended March 31, 2020.

The COVID-19 pandemic has had, and could continue to have an adverse effect on our business, financial condition and liquidity.

The COVID-19 pandemic has had a material impact on our second quarter 2020 results. In particular, since the end of the first quarter of 2020, some customers, particularly those associated with the automotive industry, as well as other industrial segments, have implemented temporary closures and continue to experience delays with re-openings. These collective temporary closings have negatively impacted our sales and operating results, and we expect the effects will continue into the third and fourth quarters of 2020.

Although it is not possible to predict the ultimate impact of the COVID-19 pandemic, including on our business, financial position or liquidity, such impacts that may be material include, but are not limited to: (i) reduced sales and profit levels, (ii) the slower payment of accounts receivable and potential increases in uncollectible accounts receivable, (iii) falling metals prices that could lead to lower of cost or market inventory adjustments and the impairment of intangible and long-lived assets, (v) reduced availability and productivity of our employees, (vi) increased operational risks as a result of remote work arrangements, including the potential effects on internal controls, as well as cybersecurity risks and increased vulnerability to security breaches, information technology disruptions and other similar events, (vii) negative impacts on our liquidity position, (viii) inability to access our traditional financing sources on the same or reasonably similar terms as were available before the COVID-19 pandemic, and (ix) increased costs and less ability to access funds under our ABL Credit Facility and the capital markets. To the extent the duration of any of these conditions extends for a longer period of time, the impact will generally be a more severe adverse impact.

In addition, we cannot predict the impact that the COVID-19 pandemic will ultimately have on our customers, suppliers, vendors, and other business partners, and each of their financial conditions; however, any material effect on these parties could adversely impact us. The impact of the COVID-19 pandemic may also increase other risks discussed in Item 1A (Risk Factors) in our Annual Report on Form 10-K for the year ended December 31, 2019, as amended by Item 1A of Part II of the Company’s Form 10-Q for the quarter ended March 31, 2020, any of which could have a material effect on us. This situation is changing rapidly and additional impacts may arise that we are not aware of currently.

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
101

The following materials from Olympic Steel’s Quarterly Report on Form 10-Q for the period ended June 30, 2020, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheet, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Statements of Cash Flows, (iv) the Supplemental Disclosures of Cash Flow Information, (v) the Consolidated Statements of Shareholders’ Equity, (vi) Notes to Unaudited Consolidated Financial Statements and (vii) document and entity information.

104	Cover Pager Interactive Data File (embedded with the Inline XBRL document).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLYMPIC STEEL, INC.
(Registrant)

Date: August 6, 2020	By: /s/ Richard T. Marabito
Richard T. Marabito
Chief Executive Officer

By: /s/ Richard A. Manson
Richard A. Manson
Chief Financial Officer
(Principal Financial and Accounting Officer)