Form 10-Q
period 2020-09-30
OLYMPIC STEEL INC
filed 2020-11-05
CIK 917470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission File Number 0-23320

OLYMPIC STEEL, INC.

(Exact name of registrant as specified in its charter)

Ohio	34-1245650
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

22901 Millcreek Boulevard, Suite 650, Highland Hills, OH	44122
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code (216) 292-3800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, without par value	ZEUS	The NASDAQ Stock Market, LLC

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding as of November 5, 2020
Common stock, without par value	11,074,900

Olympic Steel, Inc.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Olympic Steel, Inc.

Consolidated Balance Sheets

(in thousands)

	As of
	September 30, 2020	December 31, 2019
	(unaudited)
Assets
Cash and cash equivalents	$5,144	$5,742
Accounts receivable, net	148,555	133,572
Inventories, net (includes LIFO debits of $1,698 and $598 as of September 30, 2020 and December 31, 2019, respectively)	232,897	273,531
Prepaid expenses and other	8,120	6,997
Total current assets	394,716	419,842
Property and equipment, at cost	420,382	416,511
Accumulated depreciation	(272,769)	(260,264)
Net property and equipment	147,613	156,247
Goodwill	3,423	3,423
Intangible assets, net	28,305	29,259
Other long-term assets	17,263	14,439
Right of use assets, net	27,983	26,345
Total assets	$619,303	$649,555

Liabilities
Accounts payable	$69,665	$69,452
Accrued payroll	10,313	13,196
Other accrued liabilities	10,541	12,850
Current portion of lease liabilities	5,985	5,589
Total current liabilities	96,504	101,087
Credit facility revolver	171,299	192,925
Other long-term liabilities	20,470	14,068
Deferred income taxes	10,011	12,262
Lease liabilities	22,184	20,861
Total liabilities	320,468	341,203
Shareholders' Equity
Preferred stock	-	-
Common stock	132,089	131,647
Treasury stock	-	(335)
Accumulated other comprehensive loss	(4,532)	(2,281)
Retained earnings	171,278	179,321
Total shareholders' equity	298,835	308,352
Total liabilities and shareholders' equity	$619,303	$649,555

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands, except per share data)

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019

Net sales	$299,921	$384,230	$902,597	$1,259,300
Costs and expenses
Cost of materials sold (excludes items shown separately below)	239,967	311,104	718,726	1,028,980
Warehouse and processing	19,471	25,204	62,173	75,938
Administrative and general	16,507	18,552	52,577	58,077
Distribution	11,226	11,840	33,133	37,170
Selling	6,130	6,999	18,863	21,759
Occupancy	2,256	2,308	7,355	7,572
Depreciation	4,347	4,292	13,422	13,211
Amortization	380	350	1,145	998
Total costs and expenses	300,284	380,649	907,394	1,243,705
Operating income (loss)	(363)	3,581	(4,797)	15,595
Other income (loss), net	(25)	12	(68)	(33)
Income (loss) before interest and income taxes	(388)	3,593	(4,865)	15,562
Interest and other expense on debt	1,693	2,569	5,823	8,985
Income (loss) before income taxes	(2,081)	1,024	(10,688)	6,577
Income tax provision (benefit)	(561)	433	(3,307)	1,831
Net income (loss)	$(1,520)	$591	$(7,381)	$4,746
Gain (loss) on cash flow hedge	470	(596)	(3,001)	(3,792)
Tax effect on cash flow hedge	(118)	155	750	986
Total comprehensive income (loss)	$(1,168)	$150	$(9,632)	$1,940

Earnings per share:
Net income (loss) per share - basic	$(0.13)	$0.05	$(0.64)	$0.41
Weighted average shares outstanding - basic	11,452	11,420	11,447	11,526
Net income (loss) per share - diluted	$(0.13)	$0.05	$(0.64)	$0.41
Weighted average shares outstanding - diluted	11,452	11,420	11,447	11,526

Dividends declared per share of common stock	$0.02	$0.02	$0.06	$0.06

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30,

(in thousands)

(unaudited)

	2020	2019

Cash flows from (used for) operating activities:
Net income (loss)	$(7,381)	$4,746
Adjustments to reconcile net income (loss) to net cash from (used for) operating activities -
Depreciation and amortization	14,955	14,597
(Gain) loss on disposition of property and equipment	2,030	(195)
Stock-based compensation	922	1,898
Other long-term assets	(3,329)	(3,154)
Other long-term liabilities	1,981	1,602
	9,178	19,494
Changes in working capital:
Accounts receivable	(14,983)	7,676
Inventories	40,634	86,221
Prepaid expenses and other	(1,197)	3,213
Accounts payable	2,491	(12,160)
Change in outstanding checks	(2,278)	5,403
Accrued payroll and other accrued liabilities	(5,192)	(10,492)
	19,475	79,861
Net cash from operating activities	28,653	99,355

Cash flows from (used for) investing activities:
Acquisition	-	(11,133)
Capital expenditures	(7,968)	(7,479)
Proceeds from disposition of property and equipment	1,150	234
Net cash used for investing activities	(6,818)	(18,378)

Cash flows from (used for) financing activities:
Credit facility revolver borrowings	245,255	433,742
Credit facility revolver repayments	(266,880)	(513,269)
Credit facility fees and expenses	-	(100)
Repurchase of common stock	(145)	(1,522)
Dividends paid	(663)	(659)
Net cash used for financing activities	(22,433)	(81,808)

Cash and cash equivalents:
Net change	(598)	(831)
Beginning balance	5,742	9,319
Ending balance	$5,144	$8,488

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Supplemental Disclosures of Cash Flow Information

For the Nine Months Ended September 30,

(in thousands)

(unaudited)

	2020	2019

Interest paid	$5,515	$8,849
Income taxes paid	$37	$351

The accompanying notes are an integral part of these consolidated statements. Olympic Steel, Inc.

Consolidated Statements of Shareholders’ Equity

 (in thousands)

(unaudited)

	For the Three Months Ended September 30, 2020
			Accumulated
			Other
	Common	Treasury	Comprehensive	Retained	Total
	Stock	Stock	Loss	Earnings	Equity

Balance at June 30, 2020	$131,803	$-	$(4,885)	$173,020	$299,938

Net loss	-	-	-	(1,520)	(1,520)
Payment of dividends	-	-	-	(221)	(221)
Stock-based compensation	286	-	-	-	286
Restricted stock units converted to stock	-	-	-	-	-
Changes in fair value of hedges, net of tax	-	-	352	-	352
Other	-	-	1	(1)	-
Balance as of September 30, 2020	$132,089	$-	$(4,532)	$171,278	$298,835

	For the Nine Months Ended September 30, 2020
			Accumulated
			Other
	Common	Treasury	Comprehensive	Retained	Total
	Stock	Stock	Loss	Earnings	Equity

Balance at December 31, 2019	$131,647	$(335)	$(2,281)	$179,321	$308,352

Net loss	-	-	-	(7,381)	(7,381)
Payment of dividends	-	-	-	(663)	(663)
Stock-based compensation	922	-	-	-	922
Restricted stock units converted to stock	(480)	480	-	-	-
Changes in fair value of hedges, net of tax	-	-	(2,251)	-	(2,251)
Repurchase of common stock	-	(145)	-	-	(145)
Other	-	-	-	1	1
Balance as of September 30, 2020	$132,089	$-	$(4,532)	$171,278	$298,835

	For the Three Months Ended September 30, 2019
			Accumulated
			Other
	Common	Treasury	Comprehensive	Retained	Total
	Stock	Stock	Loss	Earnings	Equity

Balance at June 30, 2019	$132,420	$(1,653)	$(2,365)	$180,061	$308,463

Net income	-	-	-	591	591
Payment of dividends	-	-	-	(220)	(220)
Stock-based compensation	256	-	-	-	256
Changes in fair value of hedges, net of tax	-	-	(441)	-	(441)
Repurchase of common stock	-	(1)	-	-	(1)
Balance as of September 30, 2019	$132,676	$(1,654)	$(2,806)	$180,432	$308,648

	For the Nine Months Ended September 30, 2019
			Accumulated
			Other
	Common	Treasury	Comprehensive	Retained	Total
	Stock	Stock	Loss	Earnings	Equity

Balance at December 31, 2018	$130,778	$(132)	$-	$176,345	$306,991

Net income	-	-	-	4,746	4,746
Payment of dividends	-	-	-	(659)	(659)
Stock-based compensation	1,898	-	-	-	1,898
Changes in fair value of hedges, net of tax	-	-	(2,806)	-	(2,806)
Repurchase of common stock	-	(1,522)	-	-	(1,522)
Balance as of September 30, 2019	$132,676	$(1,654)	$(2,806)	$180,432	$308,648

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Notes to Unaudited Consolidated Financial Statements

September 30, 2020

1.      Basis of Presentation:

The accompanying Unaudited Consolidated Financial Statements have been prepared from the financial records of Olympic Steel, Inc. and its wholly-owned subsidiaries (collectively, Olympic or the Company), without audit and reflect all normal and recurring adjustments which are, in the opinion of management, necessary to fairly state the results of the interim periods covered by this report. Year-to-date results are not necessarily indicative of 2020 annual results and these Unaudited Consolidated Financial Statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. All intercompany transactions and balances have been eliminated in consolidation.

The Company operates in three reportable segments; carbon flat products, specialty metals flat products, and tubular and pipe products. The carbon flat products segment and the specialty metals flat products segment are at times consolidated and referred to as the flat products segments. Certain of the flat products segments’ assets and resources are shared by the carbon and specialty metals flat products segments, and both segments’ products are stored in the shared facilities and, in some locations, processed on shared equipment. Due to the shared assets and resources, certain of the flat products segment expenses are allocated between the carbon flat products segment and the specialty metals flat products segment based upon an established allocation methodology. The carbon flat products segment sells and distributes large volumes of processed carbon and coated flat-rolled sheet, coil and plate products, and fabricated parts. Through its acquisition of McCullough Industries (McCullough) on January 2, 2019, the carbon flat products segment expanded its product offerings to include self-dumping metal hoppers and through its acquisition of certain assets related to the manufacturing of the EZ-Dumper® hydraulic dump inserts (EZ Dumper) on August 5, 2019, to include steel and stainless-steel dump inserts for pickup truck and service truck beds. The specialty metals flat products segment sells and distributes processed aluminum and stainless flat-rolled sheet and coil products, flat bar products and fabricated parts. Through its acquisition of Berlin Metals, LLC (Berlin Metals) on April 2, 2018, the specialty metals flat products segment expanded its product offerings to include differing types of stainless flat-rolled sheet and coil and prime tin mill products. The tubular and pipe products segment, which consists of the Chicago Tube and Iron subsidiary (CTI), distributes metal tubing, pipe, bar, valves and fittings and fabricates pressure parts supplied to various industrial markets.

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

On March 11, 2020, the World Health Organization classified the novel coronavirus (COVID-19) outbreak as a pandemic. The pandemic had a significant impact on the Company’s Consolidated Financial Statements for the nine months ended September 30, 2020, resulting in lower sales and a net loss for the year. The Company is an essential business and remains open in all locations, adhering to all health guidelines to operate safely provided by the Center for Disease Control and Prevention and local authorities. The COVID-19 pandemic had and could continue to have material and adverse effects on our financial condition, results of operations and cash flows in the near term due to, but not limited to, (i) reduced sales and profit levels, (ii) the slower payment of accounts receivable and potential increases in uncollectible accounts receivable, (iii) falling metals prices that could lead to lower of cost or net realizable value inventory adjustments and the impairment of intangible and long-lived assets, (v) reduced availability and productivity of our employees, (vi) increased operational risks as a result of remote work arrangements, including the potential effects on internal controls, as well as cybersecurity risks and increased vulnerability to security breaches, information technology disruptions and other similar events, (vii) negative impacts on our liquidity position, (viii) inability to access our traditional financing sources on the same or reasonably similar terms as were available before the COVID-19 pandemic, and (ix) increased costs and less ability to access funds under our ABL Credit Facility (as defined below in Note 7) and the capital markets. The Company has implemented actions to maintain its financial health and liquidity. The Company continues to closely monitor the impact of the COVID-19 pandemic on all aspects of its business. However, as a result of the many uncertainties surrounding the COVID-19 pandemic, we are unable to predict the impact that it ultimately will have on its financial condition, results of operations, comprehensive loss, and cash flows.

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

	Disaggregated Revenue by Products Sold
	For the Three Months Ended September 30, 2020
	Carbon flat products	Specialty metals flat products	Tubular and pipe products	Total
Hot Rolled	27.3%	-	-	27.3%
Plate	9.2%	-	-	9.2%
Cold Rolled	6.3%	-	-	6.3%
Coated	12.3%	-	-	12.3%
Specialty	-	24.8%	-	24.8%
Tube	-	-	17.0%	17.0%
Other	0.9%	2.2%	-	3.1%
Total	56.0%	27.0%	17.0%	100.0%

	Disaggregated Revenue by Products Sold
	For the Nine Months Ended September 30, 2020
	Carbon flat products	Specialty metals flat products	Tubular and pipe products	Total
Hot Rolled	29.3%	-	-	29.3%
Plate	10.9%	-	-	10.9%
Cold Rolled	5.8%	-	-	5.8%
Coated	9.5%	-	-	9.5%
Specialty	-	22.8%	-	22.8%
Tube	-	-	18.5%	18.5%
Other	1.2%	2.0%	-	3.2%
Total	56.7%	24.8%	18.5%	100.0%

	Disaggregated Revenue by Products Sold
	For the Three Months Ended September 30, 2019
	Carbon flat products	Specialty metals flat products	Tubular and pipe products	Total
Hot Rolled	30.4%	-	-	30.4%
Plate	11.8%	-	-	11.8%
Cold Rolled	5.5%	-	-	5.5%
Coated	8.1%	-	-	8.1%
Specialty	-	23.4%	-	23.4%
Tube	-	-	18.5%	18.5%
Other	0.3%	2.0%	-	2.3%
Total	56.1%	25.4%	18.5%	100.0%

	Disaggregated Revenue by Products Sold
	For the Nine Months Ended September 30, 2019
	Carbon flat products	Specialty metals flat products	Tubular and pipe products	Total
Hot Rolled	32.9%	-	-	32.9%
Plate	12.6%	-	-	12.6%
Cold Rolled	5.5%	-	-	5.5%
Coated	7.7%	-	-	7.7%
Specialty	-	20.3%	-	20.3%
Tube	-	-	18.1%	18.1%
Other	0.8%	2.1%	-	2.9%
Total	59.5%	22.4%	18.1%	100.0%

3.	Accounts Receivable:

Accounts receivable are presented net of allowances for doubtful accounts and unissued credits of $2.9 million and $3.7 million as of September 30, 2020 and December 31, 2019, respectively. The allowance for credit losses is maintained at a level considered appropriate based on historical experience, specific customer collection issues that have been identified, current market conditions and estimates for supportable forecasts when appropriate. Estimations are based upon a calculated percentage of accounts receivable, which remains fairly level from year to year, and judgments about the probable effects of economic conditions on certain customers, which can fluctuate significantly from year to year. The Company cannot guarantee that the rate of future credit losses will be similar to past experience. The Company considers all available information when assessing the adequacy of its allowance for credit losses and unissued credits each quarter.

4.	Inventories:

Inventories consisted of the following:

	Inventory as of
(in thousands)	September 30, 2020	December 31, 2019
Unprocessed	$188,264	$220,787
Processed and finished	44,633	52,744
Totals	$232,897	$273,531

The Company values certain of its tubular and pipe products inventory at the last-in, first-out (LIFO) method. At September 30, 2020 and December 31, 2019, approximately $36.9 million, or 15.8% of consolidated inventory, and $39.1 million, or 14.3% of consolidated inventory, respectively, was reported under the LIFO method of accounting. The cost of the remainder of the tubular and pipe products inventory is determined using a weighted average rolling first-in, first-out (FIFO) method.

The Company recorded $0.1 million and $1.1 million of LIFO income during the three and nine months ended September 30, 2020, respectively, as current projections anticipate declining metals prices, which would increase the LIFO debit by December 31, 2020. The Company recorded $1.0 million and $1.3 million of LIFO income during the three and nine months ended September 30, 2019, respectively.

If the FIFO method had been in use, inventories would have been $1.7 million lower than reported at September 30, 2020 and $0.6 million lower than reported at December 31, 2019.

5.	Goodwill and Intangible Assets:

The Company’s intangible assets were recorded in connection with its acquisitions of EZ Dumper and McCullough (2019), its acquisition of Berlin Metals (2018) and its acquisition of CTI (2011). The intangible assets were evaluated on the premise of highest and best use to a market participant, primarily utilizing the income approach valuation methodology. The useful life of the customer relationships was determined to be fifteen years, based primarily on the consistent and predictable revenue source associated with the existing customer base, the present value of which extends through the fifteen-year amortization period. The useful life of the non-compete agreements was determined to be the length of the non-compete agreements, which range from one to five years. The useful life of the trade names was determined to be indefinite primarily due to their history and reputation in the marketplace, the Company’s expectation that the trade names will continue to be used, and the conclusion that there are currently no other factors identified that would limit their useful life. The Company will continue to evaluate the useful life assigned to its amortizable customer relationships and non-compete agreements in future periods.

Goodwill, by reportable segment, was as follows as of September 30, 2020 and December 31, 2019, respectively. The goodwill is deductible for tax purposes.

(in thousands)	Carbon Flat Products	Specialty Metals Flat Products	Tubular and Pipe Products	Total

Balance as of December 31, 2019	$1,065	$2,358	$-	$3,423
Acquisitions	-	-	-	-
Impairments	-	-	-	-
Balance as of September 30, 2020	$1,065	$2,358	$-	$3,423

Intangible assets consisted of the following as of September 30, 2020 and December 31, 2019, respectively:

	As of September 30, 2020
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net

Customer relationships - subject to amortization	$18,022	$(8,801)	$9,221
Covenant not to compete - subject to amortization	259	(170)	89
Trade names - not subject to amortization	18,995	-	18,995
	$37,276	$(8,971)	$28,305

	As of December 31, 2019
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net

Customer relationships - subject to amortization	$18,022	$(7,900)	$10,122
Covenant not to compete - subject to amortization	259	(117)	142
Trade names - not subject to amortization	18,995	-	18,995
	$37,276	$(8,017)	$29,259

The Company estimates that amortization expense for its intangible assets subject to amortization will be approximately $1.3 million per year for the next year and $1.2 million per year for the four years thereafter.

6.	Leases:

The components of lease expense were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019

Operating lease cost	$1,767	$1,736	$5,322	$5,262

Finance lease cost:
Amortization of right-of-use assets	$62	$20	$182	$38
Interest on lease liabilities	13	5	39	14
Total finance lease cost	$75	$25	$221	$52

Supplemental cash flow information related to leases was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019

Cash paid for lease liabilities:
Operating cash flows from operating leases	$1,742	$1,712	$5,251	$5,256
Operating cash flows from finance leases	13	5	39	14
Financing cash flows from finance leases	58	19	173	31
Total cash paid for lease liabilities	$1,813	$1,736	$5,463	$5,301

Supplemental balance sheet information related to leases was as follows:

	September 30,	December 31,
(in thousands)	2020	2019

Operating Leases
Operating lease right-of-use asset	$35,809	$31,624
Operating lease accumulated depreciation	(9,538)	(5,825)
Operating lease right-of-use asset, net	26,271	25,799

Other current liabilities	5,689	5,481
Operating lease liabilities	20,753	20,418
Total operating lease liabilities	$26,442	$25,899

	September 30,	December 31,
(in thousands)	2020	2019

Finance Leases
Property and equipment, at cost	$1,967	$613
Accumulated depreciation	(255)	(67)
Property and equipment, net	1,712	546

Other current liabilities	296	108
Other long-term liabilities	1,431	443
Total finance lease liabilities	$1,727	$551

Weighted Average Remaining Lease Term
Operating leases (in years)	7	7
Finance leases (in years)	6	6

Weighted Average Discount Rate
Operating leases	3.76%	3.72%
Finance leases	3.80%	4.01%

Maturities of lease liabilities were as follows:

	Operating	Finance
(in thousands)	Leases	Leases

Year Ending December 31,
2020	$1,730	$89
2021	6,312	353
2022	5,291	340
2023	4,313	296
2024	3,680	271
Thereafter	8,668	579
Total future minimum lease payments	$29,994	$1,928
Less remaining imputed interest	(3,552)	(201)
Total	$26,442	$1,727

7.	Debt:

The Company’s debt is comprised of the following components:

	As of
	September 30,	December 31,
(in thousands)	2020	2019
Asset-based revolving credit facility due December 8, 2022	$171,299	$192,925
Total debt	$171,299	$192,925

The Company’s asset-based credit facility (the ABL Credit Facility) is collateralized by the Company’s accounts receivable, inventory and personal property. The $475 million ABL Credit Facility consists of (i) a revolving credit facility of $445 million, including a $20 million sub-limit for letters of credit, and (ii) a first in, last out revolving credit facility of up to $30 million. Under the terms of the ABL Credit Facility, the Company may request additional commitments in the aggregate principal amount of up to $200 million to the extent that existing or new lenders agree to provide such additional commitments. Revolver borrowings are limited to the lesser of a borrowing base, comprised of eligible receivables and inventories, or $475 million in the aggregate. The ABL Credit Facility matures on December 8, 2022.

The ABL Credit Facility contains customary representations and warranties and certain covenants that limit the ability of the Company to, among other things: (i) incur or guarantee additional indebtedness; (ii) pay distributions on, redeem or repurchase capital stock or redeem or repurchase subordinated debt; (iii) make investments; (iv) sell assets; (v) enter into agreements that restrict distributions or other payments from restricted subsidiaries to the Company; (vi) incur liens securing indebtedness; (vii) consolidate, merge or transfer all or substantially all of the Company’s assets; and (viii) engage in transactions with affiliates. In addition, the ABL Credit Facility contains a financial covenant which requires (i) if any commitments or obligations are outstanding and the Company’s availability is less than the greater of $30 million or 10.0% of the Line Cap, (which is defined as the lessor of the aggregate amount of revolver commitments or 10.0% of the aggregate borrowing base), then the Company must maintain a ratio of Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA) minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00 for the most recent twelve fiscal month period.

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

As of September 30, 2020, the Company was in compliance with its covenants and had approximately $106 million of availability under the ABL Credit Facility.

As of September 30, 2020, $1.0 million of bank financing fees were included in “Prepaid expenses and other” and “Other long-term assets” on the accompanying Consolidated Balance Sheets. The financing fees are being amortized over the five-year term of the ABL Credit Facility and are included in “Interest and other expense on debt” on the accompanying Consolidated Statements of Comprehensive Income (Loss).

8.	Derivative Instruments:

Metals swaps and embedded customer derivatives

During 2020 and 2019, the Company entered into nickel swaps indexed to the London Metal Exchange price of nickel with third-party brokers. The nickel swaps are accounted for as derivatives for accounting purposes. The Company entered into them to mitigate its customers’ risk of volatility in the price of metals. The nickel swaps matured in 2020. The swaps were settled with the brokers at maturity. The economic benefit or loss arising from the changes in fair value of the swaps was contractually passed through to the customer. The primary risk associated with the metals swaps is the ability of customers or third-party brokers to honor their agreements with the Company related to derivative instruments. If the customer or third-party brokers are unable to honor their agreements, the Company’s risk of loss is the fair value of the metals swaps.

These derivatives have not been designated as hedging instruments. The periodic changes in fair value of the metals and embedded customer derivative instruments are included in “Cost of materials sold” in the Consolidated Statements of Comprehensive Income (Loss). The Company recognizes derivative positions with both the customer and the third-party for the derivatives and classifies cash settlement amounts associated with them as part of “Cost of materials sold” in the Consolidated Statements of Comprehensive Income (Loss). There were no outstanding metals swaps as of September 30, 2020. The cumulative change in fair value of the metals swaps that had not yet settled are included in “Other accrued liabilities” on the Consolidated Balance Sheet as of December 31, 2019. The embedded customer derivatives are included in “Accounts Receivable, net” on the Consolidated Balance Sheet as of December 31, 2019.

Fixed-rate interest rate hedge

On January 10, 2019, the Company entered into a five-year forward starting fixed-rate interest rate hedge in order to eliminate the variability of cash interest payments on $75 million of the outstanding LIBOR based borrowings under the ABL Credit Facility. The interest rate hedge fixed the rate at 2.57%. The interest rate hedge is included in “Other long-term liabilities” on the Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019. Although the Company is exposed to credit loss in the event of nonperformance by the other party to the interest rate hedge agreement, the Company anticipates performance by the counterparty.

The table below shows the total impact to the Company’s Consolidated Statements of Comprehensive Income (Loss) through net income (loss) of the derivatives for the three and nine months ended September 30, 2020 and 2019, respectively.

	Net Gain (Loss) Recognized
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Fixed interest rate hedge	$(459)	$(57)	$(1,055)	$(88)
Metals swaps	82	177	55	310
Embedded customer derivatives	(82)	(177)	(55)	(310)
Total loss	$(459)	$(57)	$(1,055)	$(88)

9.	Fair Value of Assets and Liabilities:

During the three and nine months ended September 30, 2020, there were no transfers of financial assets between Levels 1, 2 or 3 fair value measurements. There have been no changes in the methodologies used at September 30, 2020 since December 31, 2019.

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company:

	Value of Items Recorded at Fair Value
	As of September 30, 2020
(in thousands)	Level 1	Level 2	Level 3	Total
Liabilities:
Fixed interest rate hedge	-	6,043	-	6,043
Total liabilities recorded at fair value	$-	$6,043	$-	$6,043

	Value of Items Recorded at Fair Value
	As of December 31, 2019
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Embedded customer derivatives	$-	$4	$-	$4
Total assets at fair value	$-	$4	$-	$4

Liabilities:
Metals swaps	$-	$4	$-	$4
Fixed interest rate hedge	-	3,042	-	3,042
Total liabilities recorded at fair value	$-	$3,046	$-	$3,046

The value of the items not recorded at fair value represent the carrying value of the liabilities.

The carrying value of the ABL Credit Facility was $171.3 million and $192.9 million as of September 30, 2020 and December 31, 2019, respectively. Management believes that its carrying value approximates fair value.

10.	Accumulated Other Comprehensive Loss:

On January 10, 2019, the Company entered into a five-year forward starting fixed-rate interest rate hedge in order to eliminate the variability of cash interest payments on $75 million of the outstanding LIBOR based borrowings under the ABL Credit Facility. The interest rate hedge fixed the rate at 2.57%. The fair value of the interest rate hedge of $6.0 million, net of tax of $1.5 million is included in “Accumulated other comprehensive loss” on the Consolidated Balance Sheet as of September 30, 2020. The fair value of the interest rate hedge of $3.0 million, net of tax of $0.8 million is included in “Accumulated other comprehensive loss” on the Consolidated Balance Sheet as of December 31, 2019.

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

On an annual basis the compensation committee of the Company’s Board of Directors awards restricted stock units (RSUs), to each non-employee director as part of their annual compensation. The annual awards for 2020 and 2019 per director were $80,000. Subject to the terms of the Senior Management Stock Incentive Plan (the Plan) and the RSU agreement, the RSUs vest after one year of service (from the date of grant). The RSUs are not converted into shares of common stock until the director either resigns or is terminated from the board of directors.

Under the Plan, each eligible participant is awarded RSUs with a dollar value equal to 10% of the participant’s base salary, up to an annual maximum of $17,500. The RSUs have a five-year vesting period and the RSUs will convert into the right to receive shares of common stock upon a participant’s retirement, or earlier upon the participant’s death or disability or upon a change in control of the Company. New awards under the Plan for 2020 have been suspended.

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

Stock-based compensation expense recognized on RSUs for the three and nine months ended September 30, 2020 and 2019, respectively, is summarized in the following table:

	For the Three Months Ended Septembeer 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2020	2019	2020	2019
RSU expense before taxes	$286	$265	$973	$685
RSU expense after taxes	$204	$180	$672	$494

All pre-tax charges related to RSUs were included in the caption “Administrative and general” on the accompanying Consolidated Statements of Comprehensive Income (Loss).

The following table summarizes the activity related to RSUs for the three and nine months ended September 30, 2020 and 2019:

	As of September 30, 2020		As of September 30, 2019
	Number of	Weighted Average	Number of	Weighted Average
	Shares	Granted Price	Shares	Granted Price
Outstanding at December 31	636,086	$19.25	527,546	$20.65
Granted	70,588	11.92	207,521	16.36
Converted into shares	(94,161)	20.27	(96,845)	20.59
Forfeited	(1,973)	18.14	(2,136)	22.80
Outstanding at September 30	610,540	$18.25	636,086	$19.25
Vested at September 30	375,692	$18.88	419,721	$20.38

Of the RSUs granted in 2019, 62,229 were used to fund supplemental executive retirement plan (SERP) contributions. The Company funded the SERP in 2020 with cash rather than RSUs.

12.	Restructuring and Other Charges:

During the nine months ended September 30, 2020, the Company recorded restructuring and other charges in the amount of $3.6 million in the carbon and specialty metals flat products segments. The expenses were incurred as a result of decisions made during the COVID-19 pandemic to reduce operating expenses and improve liquidity and were recorded to “Warehouse and processing”, “Administrative and general”, “Selling” and “Occupancy” expenses on the accompanying Consolidated Statements of Comprehensive Income (Loss).

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019

Net loss on sale of fixed assets	$-	$-	$2,109	$-
Mexico facility exit	-		900
COVID-19 related severance pay and bad debt	-	-	577
Total restructuring and other charges	$-	$-	$3,586	$-

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

For the three months ended September 30, 2020, the Company recorded an income tax benefit of $0.6 million, or 27.0%, compared to an income tax provision of $0.4 million, or 42.3%, for the three months ended September 30, 2019. For the nine months ended September 30, 2020, the Company recorded an income tax benefit of $3.3 million, or 30.9%, compared to an income tax provision of $1.8 million, or 27.8%, for the nine months ended September 30, 2019.

Normally, the tax provision or benefit for interim periods is determined using an estimate of the Company’s annual effective tax rate, adjusted for discrete items that are taken into account in the relevant period. Each quarter, the Company updates the estimate of the annual effective tax rate, and if the estimated tax rate changes, the Company makes a cumulative adjustment. Due to the COVID-19 pandemic and the uncertainty around forecasting an annual effective tax rate, the tax provision was recorded based on the actual effective tax rate including discrete items for the three and nine months ended September 30, 2020, including the ability to carryback losses incurred in 2020 to years where the Federal tax rate was 35% versus the current 21% tax rate.

The quarterly tax provision and the quarterly estimate of the annual effective tax rate is subject to significant volatility due to several factors, including variability in accurately predicting the Company’s pre-tax and taxable income and loss and the mix of jurisdictions to which they relate, changes in law and relative changes in expenses or losses for which tax benefits are not recognized. Additionally, the effective tax rate can be more or less volatile based on the amount of pre-tax income. For example, the impact of discrete items and non-deductible expenses on the effective tax rate is greater when the pre-tax income is lower.

14.	Shares Outstanding and Earnings Per Share:

Earnings per share have been calculated based on the weighted average number of shares outstanding as set forth below:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2020	2019	2020	2019
Weighted average basic shares outstanding	11,452	11,420	11,447	11,526
Assumed exercise of stock options and issuance of stock awards	-	-	-	-
Weighted average diluted shares outstanding	11,452	11,420	11,447	11,526
Net income (loss)	$(1,520)	$591	$(7,381)	$4,746
Basic earnings per share	$(0.13)	$0.05	$(0.64)	$0.41
Diluted earnings per share	$(0.13)	$0.05	$(0.64)	$0.41
Unvested RSUs	234	217	234	217

15.	Stock Repurchase Program:

On October 2, 2015, the Company announced that its Board of Directors authorized a stock repurchase program of up to 550,000 shares of the Company’s issued and outstanding common stock, which could include open market repurchases, negotiated block transactions, accelerated stock repurchases or open market solicitations for shares, all or some of which may be affected through Rule 10b5-1 plans. Any of the repurchased shares are held in the Company’s treasury, or canceled and retired as the Board may determine from time to time. Any repurchases of common stock are subject to the covenants contained in the ABL Credit Facility. Under the ABL Credit Facility, the Company may repurchase common stock and pay dividends up to $5.0 million in the aggregate during any trailing twelve months without restrictions. Purchases of common stock or dividend payments in excess of $5.0 million in the aggregate require the Company to (i) maintain availability in excess of 20.0% of the aggregate revolver commitments or (ii) to maintain availability equal to or greater than 15.0% of the aggregate revolver commitments and the Company must maintain a pro-forma ratio of EBITDA minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00.

There were no shares repurchased during the three months ended September 30, 2020. During the three months ended September 30, 2019, the Company repurchased 171 shares, for an aggregate cost of $1 thousand. During the nine months ended September 30, 2020 and 2019, the Company repurchased 15,000 shares and 109,505 shares, for an aggregate cost of $0.1 million and $1.5 million, respectively.

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

The Company operates in three reportable segments; carbon flat products, specialty metals flat products, and tubular and pipe products. The carbon flat products segment and the specialty metals flat products segment are at times consolidated and referred to as the flat products segments, as certain of the flat products segments’ assets and resources are shared by the carbon and specialty metals flat products segments and both segments’ products are stored in the shared facilities and, in some locations, processed on shared equipment.

Corporate expenses are reported as a separate line item for segment reporting purposes. Corporate expenses include the unallocated expenses related to managing the entire Company (i.e., all three segments), including compensation for certain personnel, expenses related to being a publicly traded entity such as board of directors’ expenses, audit expenses, and various other professional fees.

The following table provides financial information by segment and reconciles the Company’s operating income by segment to the consolidated income (loss) before income taxes for the three and nine months ended September 30, 2020 and 2019.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(in thousands)	2020	2019	2020	2019
Net sales
Carbon flat products	$167,948	$215,515	$511,726	$749,921
Specialty metals flat products	80,904	97,563	223,887	281,718
Tubular and pipe products	51,069	71,152	166,984	227,661
Total net sales	$299,921	$384,230	$902,597	$1,259,300

Restructuring and other charges
Carbon flat products	$-	$-	$3,559	$-
Specialty metals flat products	-	-	27	-
Tubular and pipe products	-	-	-	-
Corporate	-	-	-	-
Total restructuring and other charges	$-	$-	$3,586	$-

Depreciation and amortization
Carbon flat products	$2,852	$2,850	$8,932	$8,624
Specialty metals flat products	513	441	1,457	1,403
Tubular and pipe products	1,344	1,309	4,076	4,056
Corporate	18	42	102	126
Total depreciation and amortization	$4,727	$4,642	$14,567	$14,209

Operating income (loss)
Carbon flat products	$(1,604)	$(2,301)	$(12,378)	$(603)
Specialty metals flat products	2,448	4,060	7,174	10,272
Tubular and pipe products	744	4,462	7,274	14,553
Corporate expenses	(1,951)	(2,640)	(6,867)	(8,627)
Total operating income (loss)	$(363)	$3,581	$(4,797)	$15,595
Other income (loss), net	(25)	12	(68)	(33)
Income (loss) before interest and income taxes	(388)	3,593	(4,865)	15,562
Interest and other expense on debt	1,693	2,569	5,823	8,985
Income (loss) before income taxes	$(2,081)	$1,024	$(10,688)	$6,577

	For the Nine Months
	Ended September 30,
(in thousands)	2020	2019
Capital expenditures
Flat products segments	$6,818	$5,461
Tubular and pipe products	1,150	2,018
Corporate	-	-
Total capital expenditures	$7,968	$7,479

	As of
	September 30,	December 31,
(in thouands)	2020	2019
Assets
Flat products segments	$393,573	$432,566
Tubular and pipe products	224,839	215,841
Corporate	891	1,148
Total assets	$619,303	$649,555

There were no material revenue transactions between the carbon flat products, specialty metals flat products, and tubular and pipe products segments.

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

Forward-Looking Information

This Quarterly Report on Form 10-Q and other documents we file with the Securities and Exchange Commission (SEC) contain various forward-looking statements that are based on current expectations, estimates, forecasts and projections about our future performance, business, our beliefs and management’s assumptions. In addition, we, or others on our behalf, may make forward-looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, conferences, webcasts, phone calls and conference calls. Words such as “may,” “will,” “anticipate,” “should,” “intend,” “expect,” “believe,” “estimate,” “project,” “plan,” “potential,” and “continue,” as well as the negative of these terms or similar expressions, are intended to identify forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those implied by such statements including, but not limited to:

●

risks associated with the novel corona virus, or COVID-19, pandemic, including, but not limited to supply chain disruptions and customer closures, reduced sales and profit levels, slower payment of accounts receivable and potential increases in uncollectible accounts receivable, falling metals prices that could lead to lower of cost or market inventory adjustments and the impairment of intangible and long-lived assets, reduced availability and productivity of our employees, increased operational risks as a result of remote work arrangements, including the potential effects on internal controls, as well as cybersecurity risks and increased vulnerability to security breaches, information technology disruptions and other similar events, negative impacts on our liquidity position, inability to access our traditional financing sources on the same or reasonably similar terms as were available before the COVID-19 pandemic and increased costs associated with and less ability to access funds under our asset-based credit facility, or ABL Credit Facility, and the capital markets;

●	risks of falling metals prices and inventory devaluation;
●	general and global business, economic, financial and political conditions, including the 2020 U.S. election;
●	competitive factors such as the availability, and global pricing of metals and production levels, industry shipping and inventory levels and rapid fluctuations in customer demand and metals pricing;
●	supplier consolidation or addition of additional capacity;
●	customer, supplier and competitor consolidation, bankruptcy or insolvency;
●	reduced production schedules, layoffs or work stoppages by our own, our suppliers’ or customers’ personnel;
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

At September 30, 2020, we employed approximately 1,551 people. Approximately 268 of the hourly plant personnel at the facilities listed below are represented by nine separate collective bargaining units. The table below shows the expiration dates of the collective bargaining agreements.

Facility	Expiration date
Indianapolis, Indiana	January 29, 2021
St. Paul, Minnesota	May 25, 2021
Milan, Illinois	August 12, 2021
Minneapolis (plate), Minnesota	March 31, 2022
Detroit, Michigan	August 31, 2022
Hammond, Indiana	November 30, 2024
Locust, North Carolina	March 4, 2025
Romeoville, Illinois	May 31, 2025
Minneapolis (coil), Minnesota	September 30, 2025

We have never experienced a work stoppage and we believe that our relationship with employees is good. However, any prolonged work stoppages by our personnel represented by collective bargaining units could have a material adverse impact on our business, financial condition, results of operations and cash flows.

COVID-19

The COVID-19 pandemic continued to impact our financial results in the third quarter of 2020, although to a lesser extent than during the second quarter of 2020 due to businesses re-opening across the country. We are an essential business and remain open in all locations, adhering to all health guidelines to operate safely provided by our government officials and the U.S. Centers for Disease Control and Prevention.  Since the end of the first quarter of 2020, many of our customers, particularly those associated with the automotive industry, temporarily closed their facilities, reduced hours or staggered production schedules. Since the end of the second quarter of 2020, customers have generally re-opened their facilities or increased production levels. These collective temporary closings, primarily during the second quarter of 2020, negatively impacted our second and third quarter sales and operating results, especially for the carbon flat products segment and we expect the effects will continue, at a lesser rate, into the fourth quarter of 2020.

In addition to negatively impacting our sales and earnings, a further prolonging of the COVID-19 pandemic could result in falling metals prices that could lead to lower of cost or market inventory adjustments and the impairment of intangible and long-lived assets. The operations and liquidity of our customers could also be challenged.

We ended the third quarter of 2020 with approximately $106 million of availability under our ABL Credit Facility. Additionally, we took proactive steps to aggressively reduce expenses to reflect the expected decreased business levels in the second quarter of 2020. During the second quarter of 2020, we recorded $3.6 million of restructuring and other charges in our carbon and specialty metals flat products segments related to the sale of idle real estate, the exit of our leased Mexico facility and expenses incurred as a result of COVID-19 related to employee severance pay and international bad debt expense. Further, our entire real estate portfolio is unencumbered by debt and can serve as a source of liquidity beyond our ABL Credit Facility, if needed. As a result, we believe that we have sufficient liquidity and capital resources to withstand the potentially adverse effects on our financial condition and results of operations resulting from the COVID-19 pandemic for at least the next 12 months. However, the impact of the COVID-19 pandemic is fluid and continues to evolve, and therefore, we cannot currently predict the extent to which our business, results of operations, financial condition or liquidity will ultimately be impacted.

Reportable Segments

We operate in three reportable segments; carbon flat products, specialty metals flat products and tubular and pipe products. The carbon flat products segment and the specialty metals flat products segment are at times consolidated and referred to as the flat products segments. Some of the flat products segments’ assets and resources are shared by the carbon and specialty metals flat products segments and both segments’ products are stored in the shared facilities and, in some locations, processed on shared equipment. As such, total assets and capital expenditures are reported in the aggregate for the flat products segments. Due to the shared assets and resources, certain of the flat products segment expenses are allocated between the carbon flat products segment and the specialty metals flat products segment based upon an established allocation methodology.

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

Due to the nature of the products sold in each segment, there are significant differences in the segments’ average selling price and the cost of materials sold. The tubular and pipe products segment generally has the highest average selling price among the three segments, followed by the specialty metals flat products and carbon flat products segments. Due to the nature of the tubular and pipe products, we do not report tons sold or per ton information. Gross profit per ton is generally higher in the specialty metals flat products segment than the carbon flat products segment. Gross profit as a percentage of net sales is generally highest in the tubular and pipe products segment, followed by the carbon and specialty metals flat products segments.

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

Combined, the carbon and specialty metals flat products segments have 22 strategically-located processing and distribution facilities in the United States. During the second quarter, we recorded a $0.9 million charge due to our plan to exit our leased facility in Monterrey, Mexico. Many of our facilities service both the carbon and the specialty metals flat products segments, and certain assets and resources are shared by the segments. Our geographic footprint allows us to focus on regional customers and larger national and multi-national accounts, primarily located throughout the midwestern, eastern and southern United States.

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

Results of Operations

The COVID-19 pandemic significantly impacted people, businesses and economies across the world and the stay-at-home or shelter-in-place orders enacted in several U.S. states at the end of the first quarter of 2020 required some businesses to close, or significantly reduce their hours. The stay-at-home or shelter-in-place orders, and business closures related to the COVID-19 pandemic, substantially impacted our results of operations during the second quarter of 2020 and, to a lesser extent, our results of operations during the third quarter of 2020.

Olympic Steel is considered an essential business and all of our production facilities and offices remained open in all states. Since the end of the first quarter of 2020, many of our customers, particularly those associated with the automotive industry, temporarily closed their facilities, reduced hours or staggered production schedules.   Since the end of the second quarter of 2020, customers have generally re-opened their facilities or increased production levels.  These collective temporary closings, primarily during the second quarter of 2020, negatively impacted our second and third quarter sales and operating results, especially for the carbon flat products segment and we expect the effects will continue, at a lesser rate, into the fourth quarter of 2020.  Our carbon flat products segment was significantly impacted as automotive and original equipment manufacturer customers were closed or significantly reduced production levels.   Despite the COVID-19 pandemic, our specialty metals flat products segment and tubular and pipe products segment remained profitable during the second and third quarters of 2020.

Our results of operations are impacted by the market price of metals. Metals prices fluctuate significantly and changes to our net sales, cost of materials sold, gross profit, cost of inventory and profitability, are all impacted by industry metals pricing. Average metals prices increased in the third quarter of 2020; however, average metals prices were still 12% lower in the third quarter of 2020 compared to the third quarter of 2019. Average metals prices in the first nine months of 2020 were 18% lower than the average metals prices in the first nine months of 2019. The lower metals prices are primarily due to the negative impact of the COVID-19 pandemic on metal demand.

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

Consolidated Operations

The following table presents consolidated operating results for the periods indicated (dollars are shown in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2020		2019		2020		2019
	$	% of net sales	$	% of net sales	$	% of net sales	$	% of net sales
Net sales	$299,921	100.0	$384,230	100.0	$902,597	100.0	$1,259,300	100.0
Cost of materials sold (a)	239,967	80.0	311,104	81.0	718,726	79.6	1,028,980	81.7
Gross profit (b)	59,954	20.0	73,126	19.0	183,871	20.4	230,320	18.3
Operating expenses (c)	60,317	20.1	69,545	18.1	188,668	20.9	214,725	17.1
Operating income (loss)	(363)	(0.1)	3,581	0.9	(4,797)	(0.5)	15,595	1.2
Other income (loss), net	(25)	(0.0)	12	(0.0)	(68)	(0.0)	(33)	(0.0)
Interest and other expense on debt	1,693	0.6	2,569	0.6	5,823	0.6	8,985	0.7
Income (loss) before income taxes	(2,081)	(0.7)	1,024	0.3	(10,688)	(1.2)	6,577	0.6
Income taxes	(561)	(0.2)	433	0.1	(3,307)	(0.4)	1,831	0.1
Net income (loss)	$(1,520)	(0.5)	$591	0.2	$(7,381)	(0.8)	$4,746	0.4

(a)  Includes $100 and $1,100 of LIFO income for the three and nine months ended September 30, 2020, respectively.  Includes $1,000 and $1,250 of LIFO income for the three and nine months ended September 30, 2019.

(b) Gross profit is calculated as net sales less the cost of materials sold.

(c) Operating expenses are calculated as total costs and expenses less the cost of materials sold.  Operating expenses for the nine months ended September 30, 2020 includes $3,600 of restructuring and other charges.

Net sales decreased $84.3 million, or 21.9%, to $299.9 million in the third quarter of 2020 from $384.2 million in the third quarter of 2019. The decrease in net sales was due to a 10.6% decrease in sales volume and a 12.7% decrease in average selling prices in the third quarter of 2020 compared to the third quarter of 2019. Sales volume increased in all segments sequentially from the second quarter of 2020, but decreased in all segments compared to the third quarter of 2019 due to impact of the COVID-19 pandemic. Average selling prices decreased in all segments in the third quarter of 2020 compared to the third quarter of 2019 and selling prices decreased sequentially from the second quarter of 2020 in the carbon flat products segment and in the pipe and tube segment. Carbon flat products net sales were 56.0% of total net sales in the third quarter of 2020 compared to 56.1% of total net sales in the third quarter of 2019. Specialty metals flat products net sales were 27.0% of total net sales in the third quarter of 2020 compared to 25.4% of total net sales in the third quarter of 2019. Tubular and pipe products net sales were 17.0% of total net sales in the third quarter of 2020 compared to 18.5% of total net sales in the third quarter of 2019.

Net sales decreased $356.7 million, or 28.3%, to $902.6 million in the first nine months of 2020 from $1.26 billion in the first nine months of 2019. The decrease in net sales was due to a 15.4% decrease in sales volume and a 15.2% decrease in the average selling prices in the first nine months of 2020 compared to the first nine months of 2019. Sales volumes and average selling prices decreased in all segments during the first nine months of 2020 compared to the first nine months of 2019. Carbon flat products net sales were 56.7% of total net sales in the first nine months of 2020 compared to 59.5% of total net sales in the first nine months of 2019. Specialty metals flat products net sales were 24.8% of total net sales in the first nine months of 2020 compared to 22.4% of total net sales in the first nine months of 2019. Tubular and pipe products net sales were 18.5% of total net sales in the first nine months of 2020 compared to 18.1% of total net sales in the first nine months of 2019. We expect shipping levels in the fourth quarter of 2020 to remain below the shipping levels of the fourth quarter of 2019, and lower than the third quarter of 2020 due to normal seasonality.

Cost of materials sold decreased $71.1 million, or 22.9%, to $240.0 million in the third quarter of 2020 from $311.1 million in the third quarter of 2019. The decrease in cost of materials sold in the third quarter of 2020 is due to decreased shipping volumes and decreased market metals pricing discussed above. Cost of materials sold decreased $310.3 million, or 30.2%, to $718.7 million in the first nine months of 2020 from $1.0 billion in the first nine months of 2019. The decrease in cost of materials sold in the first nine months of 2020 is related to decreased sales volumes and decreased market metals pricing discussed above.

As a percentage of net sales, gross profit (as defined in footnote (b) in the table above) increased to 20.0% in the third quarter of 2020 compared to 19.0% in the third quarter of 2019.  As a percentage of net sales, gross profit increased to 20.4% in the first nine months of 2020 compared to 18.3% in the first nine months of 2019. The increase in the gross profit percentage was primarily a result of the impact of selling lower costed inventory in the third quarter and first nine months of 2020 compared to the comparable periods in 2019.

Operating expenses in the third quarter of 2020 decreased $9.2 million, or 13.3%, to $60.3 million from $69.5 million in the third quarter of 2019. As a percentage of net sales, operating expenses increased to 20.1% in the third quarter of 2020 from 18.1% in the comparable 2019 period. Operating expenses in the carbon flat products segment decreased $6.8 million, operating expenses in the specialty metals flat products segment decreased $1.3 million, operating expenses in the tubular and pipe products segment decreased $0.6 million, and corporate expenses decreased $0.7 million. Operating expenses decreased in all categories, except depreciation and amortization expenses, due to decreased variable expenses such as distribution expenses, labor expenses, and warehouse expenses associated with the decreased shipping volumes discussed above, decreased performance based incentive compensation and our COVID-19 related cost reduction efforts.

Operating expenses in the first nine months of 2020 decreased $26.1 million, or 12.1%, to $188.7 million from $214.7 million in the first nine months of 2019. As a percentage of net sales, operating expenses increased to 20.9% in the first nine months of 2020 from 17.1% for the first nine months of 2019. Operating expenses in the carbon flat products segment decreased $17.0 million, operating expenses in the specialty metals flat products segment decreased $3.7 million, operating expenses in the tubular and pipe products segment decreased $3.7 million, and corporate expenses decreased $1.8 million. Operating expenses decreased in all categories, except depreciation and amortization expenses, due to decreased variable expenses such as distribution, labor expenses, and warehouse expenses associated with the decreased shipping volumes discussed above, decreased performance based incentive compensation, and our COVID-19 related cost reduction efforts. Operating expenses in the first nine months of 2020 include $3.6 million of restructuring and other charges related to the loss on sale of idled real estate, charges related to the exit from our leased Monterrey, Mexico facility and COVID-related severance and bad debt expense which were recorded to the carbon and specialty metals flat products segments.

Interest and other expense on debt totaled $1.7 million, or 0.6% of net sales, in the third quarter of 2020 compared to $2.6 million, or 0.6% of net sales, in the third quarter of 2019. Interest and other expense on debt totaled $5.8 million, or 0.6% of net sales, for the first nine months of 2020 compared to $9.0 million, or 0.7% of net sales, for the first nine months of 2019. Our effective borrowing rate, exclusive of deferred financing fees and commitment fees, was 3.3% for the first nine months of 2020 compared to 4.0% for the first nine months of 2019. The decreased effective borrowing rate is due to the decrease in the London Interbank Offered Rate (LIBOR) compared to the first nine months of 2019. Total average borrowings decreased $79.7 million, or 28.9%, to $196.5 million in the first nine months of 2020 from $276.2 million in the first nine months of 2019, primarily related to decreased working capital needs in 2020.

For the third quarter of 2020, loss before income taxes totaled $2.1 million compared to income of $1.0 million in the third quarter of 2019. In the first nine months of 2020, loss before income taxes totaled $10.7 million compared to income of $6.6 million in the first nine months of 2019.

An income tax benefit of 27.0% was recorded in the third quarter of 2020, compared to an income tax provision of 42.3% in the third quarter of 2019. An income tax benefit of 30.9% was recorded in the first nine months of 2020, compared to an income tax provision of 27.8% in the first nine months of 2019. The higher rate in 2020 is attributable to the ability for current year net operating losses to be carried back to prior years when the Federal tax rate was 35% due to changes from the Coronavirus Aid, Relief, and Economic Security Act. Normally, our tax provision or benefit for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items that are considered in the relevant period. Each quarter, we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment. However, due to the COVID-19 pandemic, we are unable to accurately forecast an estimated annual effective tax rate. Therefore, we have recorded the tax provision for the third quarter and first nine months of 2020 using an actual effective tax rate as of September 30, 2020.

Net loss in the third quarter of 2020 totaled $1.5 million or $0.13 per basic and diluted share, compared to income of $0.6 million or $0.05 per basic and diluted share in the third quarter of 2019. Net loss in the first nine months of 2020 totaled $7.4 million or $0.64 per basic and diluted share, compared to income of $4.7 million or $0.41 per basic and diluted share in the first nine months of 2019.

Segment Operations

Carbon flat products

The following table presents selected operating results for our carbon flat products segment for the periods indicated (dollars are shown in thousands, except for per ton information):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2020		2019		2020		2019
		% of net sales		% of net sales		% of net sales		% of net sales
Direct tons sold	212,408		230,969		636,240		737,993
Toll tons sold	11,791		17,552		35,893		50,901
Total tons sold	224,199		248,521		672,133		788,894

Net sales	$167,948	100.0	$215,515	100.0	$511,726	100.0	$749,921	100.0
Average selling price per ton	749		867		761		951
Cost of materials sold	134,845	80.3	176,277	81.8	412,907	80.7	622,377	83.0
Gross profit (a)	33,103	19.7	39,238	18.2	98,819	19.3	127,544	17.0
Operating expenses (b)	34,707	20.7	41,539	19.3	111,197	21.7	128,147	17.1
Operating loss	$(1,604)	(1.0)	$(2,301)	(1.1)	$(12,378)	(2.4)	$(603)	(0.1)

(a) Gross profit is calculated as net sales less the cost of materials sold.

(b) Operating expenses are calculated as total costs and expenses less the cost of materials sold.  Operating expenses for the nine months ended September 30, 2020 includes $3,600 of restructuring and other charges.

Tons sold by our carbon flat products segment decreased 25 thousand tons, or 9.8%, to 224 thousand in the third quarter of 2020 from 249 thousand in the third quarter of 2019. Tons sold by our carbon flat products segment decreased 117 thousand tons, or 14.8% to 672 thousand in the first nine months of 2020 from 789 thousand in the first nine months of 2019. Tons sold in the third quarter of 2020 increased by 39 thousand tons, or 21.3%, from the second quarter of 2020. The collective temporary closures, reduced hours and staggered production schedules due to the COVID-19 pandemic negatively impacted our tons sold during 2020 and their effect is expected to continue in the seasonally slower fourth quarter of 2020.

Net sales in our carbon flat products segment decreased $47.6 million, or 22.1%, to $167.9 million in the third quarter of 2020 from $215.5 million in the third quarter of 2020. The decrease in sales was due to a 9.8% decrease in sales volume, and a 13.6% decrease in average selling prices during the third quarter of 2020 compared to the third quarter of 2019. Average selling prices in the third quarter of 2020 were $749 per ton, compared with $867 per ton in the third quarter of 2019, and $762 per ton in the second quarter of 2020.

Net sales in our carbon flat products segment decreased $238.2 million, or 31.8%, to $511.7 million in the first nine months of 2020 from $749.9 million in the first nine months of 2019. The decrease in sales was due to a 14.8% decrease in sales volume and a 19.9% decrease in average selling prices compared to the first nine months of 2019. Average selling prices in the first nine months of 2020 were $761 per ton, compared with $951 per ton in the first nine months of 2019. The decrease in the average selling price is a result of the market pricing dynamics discussed in the overview of Results of Operations above.

Cost of materials sold decreased $41.4 million, or 23.5%, to $134.8 million in the third quarter of 2020 from $176.3 million in the third quarter of 2019. Cost of materials sold decreased $209.5 million, or 33.7%, to $412.9 million in the first nine months of 2020 from $622.4 million in the first nine months of 2019. The decrease was due to decreased sales volumes and the decreased market price for metals discussed above.

As a percentage of net sales, gross profit (as defined in footnote (a) in the table above) increased to 19.7% in the third quarter of 2020 compared to 18.2% in the third quarter of 2019. Gross profit decreased $10 per ton to $148 per ton in the third quarter of 2020 from $158 per ton in the third quarter of 2019 and increased $8 per ton from $140 per ton in the second quarter of 2020.

As a percentage of net sales, gross profit increased to 19.3% in the nine months ended September 30, 2020 compared to 17.0% in the nine months ended September 30, 2019. Gross profit decreased $15 per ton to $147 per ton in the nine months ended September 30, 2020 from $162 per ton in the nine months ended September 30, 2019. The increase in the gross profit percentage was primarily a result of the impact of selling lower costed inventory in the first nine months of 2020 compared to the comparable periods in 2019.

Operating expenses in the third quarter of 2020 decreased $6.8 million, or 16.4%, to $34.7 million from $41.5 million in the third quarter of 2019. As a percentage of net sales, operating expenses increased to 20.7% for the third quarter of 2020 from 19.3% in the comparable 2019 period. Operating expenses in the first nine months of 2020 decreased $17.0 million, or 13.2%, to $111.2 million from $128.1 million in the first nine months of 2019. As a percentage of net sales, operating expenses increased to 21.7% for the first nine months of 2020 from 17.1% in the comparable 2019 period. Operating expenses decreased in all categories, except for depreciation and amortization expenses, due to decreased variable expenses such as distribution expense, labor expenses, and warehouse expenses due to the decreased shipping volumes discussed above, decreased performance based incentive compensation and our COVID-19 related cost reduction efforts. Operating expenses in 2020 include $3.6 million of restructuring and other charges related to the loss on sale of idled real estate, charges related to the exit from our leased Monterrey, Mexico facility and COVID-related severance and bad debt expense.

Operating loss in the third quarter of 2020 totaled $1.6 million, or -1.0% of net sales, compared to operating loss of $2.3 million, or -1.1% of net sales, in the third quarter of 2019. Operating loss in the nine months ended September 30, 2020 totaled $12.4 million, or -2.4% of net sales, compared to $0.6 million, or 0.1% of net sales in the nine months ended September 30, 2019.

Specialty metals flat products

The following table presents selected operating results for our specialty metals flat products segment for the periods indicated (dollars are shown in thousands, except for per ton information):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2020		2019		2020		2019
		% of net sales		% of net sales		% of net sales		% of net sales
Direct tons sold	30,400		34,956		83,853		101,417
Toll tons sold	3,335		3,257		8,789		9,972
Total tons sold	33,735		38,213		92,642		111,389

Net sales	$80,904	100.0	$97,563	100.0	$223,887	100.0	$281,718	100.0
Average selling price per ton	2,398		2,553		2,417		2,529
Cost of materials sold	69,790	86.3	83,696	85.8	191,108	85.4	242,136	85.9
Gross profit (a)	11,114	13.7	13,867	14.2	32,779	14.6	39,582	14.1
Operating expenses (b)	8,666	10.7	9,807	10.0	25,605	11.4	29,310	10.5
Operating income	$2,448	3.0	$4,060	4.2	$7,174	3.2	$10,272	3.6

(a) Gross profit is calculated as net sales less the cost of materials sold.

(b) Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Tons sold by our specialty metals flat products segment decreased 4 thousand tons, or 11.7%, to 34 thousand in the third quarter of 2020 from 38 thousand in the third quarter of 2019. Tons sold by our specialty metals flat products segment decreased 18 thousand tons, or 16.8%, to 93 thousand in the first nine months of 2020 from 111 thousand in the first nine months of 2019. The decrease in tons sold in the third quarter and first nine months of 2020 is related to decreased customer demand due to the COVID-19 pandemic.

Net sales in our specialty metals flat products segment decreased $16.7 million, or 17.1%, to $80.9 million in the third quarter of 2020 from $97.6 million in the third quarter of 2019. The decrease in sales was due to the 11.7% volume decrease and a 6.1% decrease in the average selling prices during the third quarter of 2020 compared to the third quarter of 2019. Average selling prices in the third quarter of 2020 were $2,398 per ton compared to $2,553 per ton in the third quarter of 2019 and $2,239 per ton in the second quarter of 2020.

Net sales in our specialty metals flat products segment decreased $57.8 million, or 20.5%, to $223.9 million in the first nine months of 2020 from $281.7 million in the first nine months of 2019. The decrease in sales was due to the 16.8% decrease in sales volume and 4.4% decrease in the average selling prices during the first nine months of 2020 compared to the first nine months of 2019. Average selling prices in the first nine months of 2020 were $2,417 per ton, compared with $2,529 per ton in the first nine months of 2019.

Cost of materials sold decreased $13.9 million, or 16.6%, to $69.8 million in the third quarter of 2020 from $83.7 million in the third quarter of 2019. Cost of materials sold decreased $51.0 million, or 21.1%, to $191.1 million in the first nine months of 2020 from $242.1 million in the first nine months of 2019. The decrease in cost of materials sold during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was related to the decreased sales volume and decreased metal pricing discussed above.

As a percentage of net sales, gross profit (as defined in footnote (a) in the table above) decreased to 13.7% in the third quarter of 2020 from 14.2% in the third quarter of 2019. As a percentage of net sales, gross profit increased to 14.6% in the first nine months of 2020 from 14.1% in the first nine months of 2019. The increase in the gross profit percentage was primarily a result of the impact of selling lower costed inventory in the first nine months of 2020 compared to the comparable periods in 2019.

Operating expenses in the third quarter of 2020 decreased $1.1 million, or 11.6%, to $8.7 million from $9.8 million in the third quarter of 2019. As a percentage of net sales, operating expenses increased to 10.7% of net sales in the third quarter of 2020 from 10.0% in the third quarter of 2019. Operating expenses in the first nine months of 2020 decreased $3.7 million, or 12.6%, to $25.6 million from $29.3 million in the first nine months of 2019. As a percentage of net sales, operating expenses increased to 11.4% of net sales in the first nine months of 2020 compared to 10.5% in the first nine months of 2019. Variable operating expenses decreased as a result of lower shipping volumes, lower performance based incentive compensation, and our COVID-19 related cost reduction efforts.

Operating income for the third quarter of 2020 totaled $2.4 million, or 3.0% of net sales, compared to $4.1 million, or 4.2% of net sales, for the third quarter of 2019. Operating income in the first nine months of 2020 totaled $7.2 million, or 3.2% of net sales, compared to operating income of $10.3 million, or 3.6% of net sales, in the first nine months of 2019.

Tubular and pipe products

The following table presents selected operating results for our tubular and pipe products segment for the periods indicated (dollars are shown in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2020		2019		2020		2019
	$	% of net sales	$	% of net sales	$	% of net sales	$	% of net sales
Net sales	$51,069	100.0	$71,152	100.0	$166,984	100.0	$227,661	100.0
Cost of materials sold (a)	35,332	69.2	51,131	71.9	114,711	68.7	164,467	72.2
Gross profit (b)	15,737	30.8	20,021	28.1	52,273	31.3	63,194	27.8
Operating expenses (c)	14,993	29.3	15,559	21.8	44,999	26.8	48,641	21.3
Operating income	$744	1.5	$4,462	6.3	$7,274	4.5	$14,553	6.5

(a) Includes $100 and $1,100 of LIFO income for the three and nine months ended September 30, 2020, respectively.

  Includes $1,000 and $1,250 of LIFO income for the three and nine months ended September 30, 2019.

(b) Gross profit is calculated as net sales less the cost of materials sold.

(c) Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Net sales decreased $20.1 million, or 28.2%, to $51.1 million in the third quarter of 2020 from $71.2 million in the third quarter of 2019. The decrease is a result of a 17.7% decrease in sales volume and a 12.8% decrease in average selling prices in the third quarter of 2020 compared to the third quarter of 2019. Net sales decreased $60.7 million, or 26.7%, to $167.0 million in the first nine months of 2020 from $227.7 million in the first nine months of 2019. The decrease is a result of a 20.1% decrease in sales volume and a 8.2% decrease in average selling prices during the first nine months of 2020 compared to the first nine months of 2019. The decrease in net sales in the third quarter and first nine months of 2020 is related to decreased customer demand due to the COVID-19 pandemic.

Cost of materials sold decreased $15.8 million, or 30.9%, to $35.3 million in the third quarter of 2020 from $51.1 million in the third quarter of 2019. Cost of materials sold decreased $49.8 million, or 30.3%, to $114.7 million in the first nine months of 2020 from $164.5 million in the first nine months of 2019. The decrease in cost of materials sold is due to decreased sales volumes and decreased metals pricing. In the three and nine months ended September 30, 2020, we recorded $0.1 million and $1.1 million of LIFO income, respectively, compared to $1.0 million and $1.3 million of LIFO income in the three and nine months ended September 30, 2019, respectively.

As a percentage of net sales, gross profit (as defined in footnote (b) in the table above) increased to 30.8% in the third quarter of 2020 compared to 28.1% in the third quarter of 2019. As a percentage of net sales, gross profit (as defined in footnote (b) in the table above) increased to 31.3% in the first nine months of 2020 compared to 27.8% in the first nine months of 2019. As a percentage of net sales, the LIFO income recorded in the three and nine months ended September 30, 2020 increased gross profit by 0.2% and 0.7%, respectively. As a percentage of net sales, the LIFO income recorded in the three and nine months ended September 30, 2019 increased gross profit by 1.4%. and 0.5%, respectively.

Operating expenses in the third quarter of 2020 decreased $0.6 million, or 3.6%, to $15.0 million from $15.6 million in the third quarter of 2019. Operating expenses increased to 29.3% of net sales in the third quarter of 2020 compared to 21.8% in the third quarter of 2019. Operating expenses in the first nine months of 2020 decreased $3.6 million, or 7.5%, to $45.0 million from $48.6 million in the first nine months of 2019. Operating expenses increased to 26.8% of net sales in the first nine months of 2020 compared to 21.3% in the first nine months of 2019. Operating expenses decreased in all categories, primarily as a result of lower sales volumes and our COVID-19 related cost reduction efforts.

Operating income for the third quarter of 2020 totaled $0.7 million, or 1.5% of net sales, compared to $4.5 million, or 6.3% of net sales, for the third quarter of 2019. Operating income for the first nine months of 2020 totaled $7.3 million, or 4.5% of net sales, compared to $14.6 million, or 6.5% of net sales, in the first nine months of 2019.

Corporate expenses

Corporate expenses in the third quarter of 2020 decreased $0.6 million to $2.0 million, compared to $2.6 million in the third quarter of 2019. Corporate expenses decreased $1.7 million to $6.9 million in the first nine months of 2020, compared to $8.6 million in the first nine months of 2019. The decreases in corporate expenses are primarily attributable to decreased variable incentive compensation related to decreased operating income and our COVID-19 related cost reduction efforts.

Liquidity, Capital Resources and Cash Flows

Our principal capital requirements include funding working capital needs, purchasing, upgrading and acquiring processing equipment and facilities, making acquisitions and paying dividends. We use cash generated from operations and borrowings under our credit facility to fund these requirements.

We believe that funds available under our ABL Credit Facility, together with funds generated from operations, will be sufficient to provide us with the liquidity necessary to fund anticipated working capital requirements, capital expenditure requirements, our dividend payments and any share repurchases and business acquisitions over at least the next 12 months. However, if the COVID-19 pandemic suppresses business levels and metals prices for a prolonged period of time, we may need to seek some sources of liquidity beyond our current ABL Credit Facility. Additionally, the COVID-10 pandemic could adversely impact our ability to access our traditional financing sources on the same or reasonably similar terms as were available before the pandemic. Our entire real estate portfolio is unencumbered by debt and could be used to generate additional liquidity, if required. We have limited our capital spending during the COVID-19 pandemic to projects already in process, essential maintenance projects and safety initiatives. In the future, we may as part of our business strategy, acquire and dispose of assets or other companies in the same or complementary lines of business, or enter into or exit strategic alliances and joint ventures. Accordingly, the timing and size of our capital requirements are subject to change as business conditions warrant and opportunities arise.

Operating Activities

For the nine months ended September 30, 2020, we generated $28.7 million of net cash for operations, of which $9.2 million was generated from operating activities and $19.5 million was generated from working capital. For the nine months ended September 30, 2019, we generated $99.4 million of net cash for operations, net of assets acquired as part of the McCullough acquisition on January 2, 2019 and the EZ dumper acquisition on August 5, 2019, of which $19.5 million was generated from operating activities and $79.9 million was generated from working capital.

Net cash from operations totaled $9.2 million during the first nine months of 2020 and mainly consisted of depreciation and amortization of $15.0 million added back to the net loss of $7.4 million, loss on sale of fixed asset of $2.0 million, changes in other long-term liabilities of $2.0 million, stock-based compensation of $0.9 million, offset by changes in other long-term assets of $3.3 million. Net cash from operations totaled $19.5 million during the first nine months of 2019 and mainly consisted of depreciation and amortization of $14.6 million added back to net income of $4.7 million and stock-based compensation of $1.9 million, offset by changes in other long-term assets and other long-term liabilities of $1.6 million.

Working capital at September 30, 2020 totaled $298.2 million, a $20.5 million decrease from December 31, 2019. The decrease was primarily attributable to a $40.0 million decrease in inventory offset by a $15.0 million increase in accounts receivable, a $5.2 million decrease in accrued payroll and other accrued liabilities and a $1.2 million decrease in prepaid expenses and other.

Investing Activities

Net cash used for investing activities was $6.8 million during the nine months ended September 30, 2020, compared to $18.4 million during the nine months ended September 30, 2019. The $8.0 million of capital expenditures were primarily attributable to additional processing equipment at our existing facilities. Net cash used for investing activities in 2019 was primarily related to the $11.1 million acquisition of McCullough Industries and EZ Dumper and $7.5 million of capital expenditures for completion of a building expansion and additional processing equipment at our existing facilities. During 2020, we expect our capital spending to be significantly less than our annual depreciation expense. During the COVID-19 pandemic, we are limiting our spending to projects already in process, essential maintenance projects and safety initiatives.

Financing Activities

During the first nine months of 2020, $22.4 million of cash was used for financing activities, which primarily consisted of $21.6 million of net repayments under our ABL Credit Facility offset by $0.1 million of stock repurchases and $0.7 million of dividends paid.

Dividends paid were $0.7 million for both the nine months ended September 30, 2020 and September 30, 2019. In November 2020, our Board of Directors, or Board, approved a regular quarterly dividend of $0.02 per share, which will be paid on December 15, 2020 to shareholders of record as of December 1, 2020. Regular dividend distributions in the future are subject to the availability of cash, the $5.0 million annual limitation on cash dividends and common stock repurchases under our ABL Credit Facility and continuing determination by our Board that the payment of dividends remains in the best interest of our shareholders.

Stock Repurchase Program

In 2015, our Board authorized a stock repurchase program of up to 550,000 shares of our issued and outstanding common stock, which could include open market repurchases, negotiated block transactions, accelerated stock repurchases or open market solicitations for shares, all or some of which may be affected through Rule 10b5-1 plans. Repurchased shares will be held in our treasury, or canceled and retired as our Board may determine from time to time. Any repurchases of common stock are subject to the covenants contained in the ABL Credit Facility. Under the ABL Credit Facility, we may repurchase common stock and pay dividends up to $5.0 million in the aggregate during any trailing twelve months without restrictions. Purchases in excess of $5.0 million require us to (i) maintain availability in excess of 20% of the aggregate revolver commitments ($95.0 million at September 30, 2020) or (ii) to maintain availability equal to or greater than 15% of the aggregate revolver commitments ($71.3 million at September 30, 2020) and we must maintain a pro-forma ratio of Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA), minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00. The timing and amount of any repurchases under the stock repurchase program will depend upon several factors, including market and business conditions, and limitations under the ABL Credit Facility, and repurchases may be discontinued at any time.

There were no shares repurchased during the three months ended September 30, 2020. During the nine months ended September 30, 2020, we repurchased 15,000 shares for an aggregate cost of $0.1 million. During the three and nine months ended months ended September 30, 2019, we repurchased 171 shares, for an aggregate cost of $1 thousand and 109,505 shares, for an aggregate cost of $1.5 million, respectively.

Debt Arrangements

Our ABL Credit Facility, is collateralized by our accounts receivable, inventory and personal property. The $475 million ABL Credit Facility consists of (i) a revolving credit facility of $445 million, including a $20 million sub-limit for letters of credit, and (ii) a first in, last out revolving credit facility of up to $30 million. Under the terms of the ABL Credit Facility, we may request additional commitments in the aggregate principal amount of up to $200 million to the extent that existing or new lenders agree to provide such additional commitments. Revolver borrowings are limited to the lesser of a borrowing base, comprised of eligible receivables and inventories, or $475 million in the aggregate. The ABL Credit Facility matures on December 8, 2022.

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

As of September 30, 2020, we were in compliance with our covenants and had approximately $106 million of availability under the ABL Credit Facility.

As of September 30, 2020, $1.0 million of bank financing fees were included in “Prepaid expenses and other” and “Other long-term assets” on the accompanying Consolidated Balance Sheets. The financing fees are being amortized over the five-year term of the ABL Credit Facility and are included in “Interest and other expense on debt” on the accompanying Consolidated Statements of Comprehensive Income.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our principal raw materials are carbon, coated and stainless steel, aluminum, pipe and tube, flat-rolled coil, sheet and plate that we typically purchase from multiple primary metals producers. The metals industry as a whole is cyclical and, at times, pricing and availability of metals can be volatile due to numerous factors beyond our control, including, but not limited to, general domestic and international economic conditions, the levels of metals imported into the United States, labor costs, sales levels, competition, levels of inventory held by other metals service centers, consolidation of metals producers, new global capacity by metals producers, higher raw material costs for the producers of metals, import duties and tariffs and currency exchange rates. This volatility can significantly affect the availability and cost of raw materials for us.

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

Approximately 46% and 43% of our consolidated net sales during the first nine months of 2020 and 2019, respectively, were directly related to industrial machinery and equipment manufacturers and their fabricators.

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

Item 4. Controls and Procedures

The evaluation required by Rule 13a-15(e) of the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q has been carried out under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. These disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in reports that are filed with or submitted to the SEC is: (i) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2020, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during the third quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We are continually monitoring and assessing the COVID-19 pandemic on our internal controls to minimize the impact on their design and operating effectiveness.

Part II. OTHER INFORMATION

Items 1, 2, 3, 4 and 5 of this Part II are either inapplicable or are answered in the negative and are omitted pursuant to the instructions to Part II.

Item 1A. Risk Factors

The following updates should be read in conjunction with the risk factors set forth under Item 1A (Risk Factors) in our Annual Report on Form 10-K for the year ended December 31, 2019, as amended by Item 1A of Part II of the Company’s Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020.

The COVID-19 pandemic has had, and could continue to have an adverse effect on our business, financial condition and liquidity.

The COVID-19 pandemic has had a material impact on our 2020 results. Since the end of the first quarter of 2020, many of our customers, particularly those associated with the automotive industry, temporarily closed their facilities, reduced hours or staggered production schedules. Since the end of the second quarter of 2020, customers have generally re-opened their facilities or increased production levels. These collective temporary closings, primarily during the second quarter of 2020, negatively impacted our second and third quarter sales and operating results, especially for the carbon flat products segment and we expect the effects will continue, at a lesser rate, into the fourth quarter of 2020.

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

In addition, we cannot predict the impact that the COVID-19 pandemic will ultimately have on our customers, suppliers, vendors, and other business partners, and each of their financial conditions; however, any material effect on these parties could adversely impact us. The impact of the COVID-19 pandemic may also increase other risks discussed in Item 1A (Risk Factors) in our Annual Report on Form 10-K for the year ended December 31, 2019, as amended by Item 1A of Part II of the Company’s Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020, any of which could have a material effect on us. This situation is changing rapidly and additional impacts may arise that we are not aware of currently.

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
101

The following materials from Olympic Steel’s Quarterly Report on Form 10-Q for the period ended September 30, 2020, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Statements of Cash Flows, (iv) the Supplemental Disclosures of Cash Flow Information, (v) the Consolidated Statements of Shareholders’ Equity, (vi) Notes to Unaudited Consolidated Financial Statements and (vii) document and entity information.

104	Cover Pager Interactive Data File (embedded with the Inline XBRL document).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLYMPIC STEEL, INC.
(Registrant)

Date: November 5, 2020	By:	/s/ Richard T. Marabito
Richard T. Marabito
Chief Executive Officer

	By:	/s/ Richard A. Manson
Richard A. Manson
Chief Financial Officer
(Principal Financial and Accounting Officer)