Form 10-K
period 2020-12-31
OLYMPIC STEEL INC
filed 2021-02-25
CIK 917470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Year Ended December 31, 2020

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      Yes ☐ No ☒

As of June 30, 2020, the aggregate market value of voting stock held by non-affiliates of the registrant based on the closing price at which such stock was sold on the Nasdaq Global Select Market on such date approximated $108,671,009.

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding as of February 25, 2021
Common stock, without par value	11,074,900

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days of the close of its fiscal year ended December 31, 2020, portions of which document shall be deemed to be incorporated by reference in Part III of this Annual Report on Form 10-K from the date such document is filed.

PART I

ITEM 1. BUSINESS

The Company

We are a leading metals service center that operates in three reportable segments; carbon flat products, specialty metals flat products, and tubular and pipe products.  We provide metals processing and distribution services for a wide range of customers.  Our specialty metals flat products segment’s focus is on the direct sale and distribution of processed aluminum and stainless flat-rolled sheet and coil products, flat bar products, prime tin mill products and fabricated parts.  Through the acquisition of Action Stainless & Alloys, Inc., or Action Stainless, on December 14, 2020, our specialty metals flat products segment expanded its geographic footprint and enhanced its product offerings in stainless steel and aluminum plate, sheet, angles, rounds, flat bar, tubing and pipe.  Action Stainless offers a range of processing capabilities, including plasma, laser and waterjet cutting and computer numerical control, or CNC machining.  Our carbon flat products segment’s focus is on the direct sale and distribution of large volumes of processed carbon and coated flat-rolled sheet, coil and plate products and fabricated parts. Through the acquisitions of McCullough Industries, or McCullough, and certain assets related to the manufacturing of the EZ Dumper® hydraulic dump inserts, or EZ Dumper, in 2019, our carbon flat products segment expanded its product offerings to include self-dumping metal hoppers and steel and stainless-steel dump inserts for pickup truck and service truck beds.  In addition, we distribute metal tubing, pipe, bar, valves and fittings and fabricate pressure parts supplied to various industrial markets through our tubular and pipe products segment.  Products that require more value-added processing generally have a higher gross profit.  Accordingly, our overall gross profit is affected by, among other things, product mix, the amount of processing performed, the demand for and availability of metals, and volatility in selling prices and material purchase costs.  We also perform toll processing of customer-owned metals. We sell certain products internationally, primarily in Canada and Mexico.  International sales are immaterial to our consolidated financial results and to the individual segments’ results.

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

Over the past ten years, our company has expanded into new product offerings through multiple acquisitions. Our tubular and pipe products segment was established in 2011 after the acquisition of Chicago Tube and Iron, or CTI, a private leading distributor of tubing, pipe, bar, valves, and fittings. Our specialty metals flat products segment expanded with the acquisitions of Berlin Metals in 2018 and Action Stainless in 2020 and our carbon flat products segment expanded with the acquisitions of McCullough and EZ Dumper in 2019.

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

We are focused on specific operating objectives including: (i) improving safety performance; (ii) managing inventory turnover; (iii) managing operating expenses; (iv) providing on-time delivery and quality performance for our customers; (v) diversifying product offerings; (vi) growing our market share; (vii) maintaining targeted cash turnover rates and (viii) investing in technology and business information systems.

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

Investments and Acquisitions. During the past three years, we accelerated our growth through acquisitions and capital investments in facilities and processing equipment. Our Vice President of Strategic Development’s focus is on profitable growth opportunities, including acquisitions.

On December 14, 2020, we acquired substantially all of the net assets of Action Stainless & Alloys, Inc. based outside of Dallas, Texas. Action Stainless & Alloys, Inc. which opened in 1982, is a full-line distributor of stainless steel and aluminum plate, sheet, angles, rounds, flat bar, tubing and pipe and offers a range of processing, including plasma, laser and waterjet cutting and CNC machining. The acquisition expanded the geographic footprint of our specialty metals flat products segment with locations in Texas, Arkansas, South Carolina and Missouri.

On June 1, 2020, we opened a 120,000-square-foot metal processing facility, located in Buford, Georgia. The location expanded our southeastern region footprint, which also includes facilities in Locust, North Carolina; Winder, Georgia; and Hanceville, Alabama. The Buford facility acts as the region’s primary flat-rolled fabrication hub, with first-stage metal processing anchored in the Winder facility, metal distribution in both the Winder, Georgia and Hanceville, Alabama locations, and pipe and tube laser fabrication and bending and welding at the Locust, North Carolina location. As part of the expansion, we added a new Mitsubishi fiber optic laser and a 600-ton Verson stamping press with a COE coil feed system. The additional equipment and processing capacity complement the region’s existing value-added fabrication capabilities and support the Company’s commitment to automotive original equipment manufacturers, or OEMs, and their tier 1 and 2 parts makers, as well as respond to increasing demand from other OEM customers.

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

In addition to the acquisitions noted above, our capital investments during the past three years have primarily consisted of a building and equipment expansion in Chicago to expand our capabilities to process specialty metals, an additional slitter for our specialty metals flat products segment, added tube and pipe distribution capabilities from our Locust, North Carolina facility, and additional processing equipment for all three of our segments.

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

Management. We believe one of our strengths is the depth, knowledge and experience of our management team. In addition to our executive officers, members of our senior management team have a diversity of backgrounds within the metals industry, including management positions at metals producers and other metals service centers. They average 27 years of experience in the metals industry and 19 years with our company. During 2019 and 2020, we executed a succession plan, which allowed us to further enhance our management team by the promotions of several employees to executive management positions within the organization.

Products, Processing Services and Quality Standards

We maintain inventory of carbon, stainless and aluminum coil, plate and sheet products, prime tin mill and tubular and pipe products.  Coil is in the form of a continuous sheet, typically 36 to 96 inches wide, between 0.015 and 0.625 inches thick, and rolled into 10 to 30 ton coils. Because of the size and weight of these coils and the equipment required to move and process them into smaller sizes, such coils do not meet the requirements, without further processing, of most customers. Plate is typically thicker than coil and is processed by laser, plasma or oxygen burning.  Through our acquisition of Action Stainless, we maintain inventory of stainless steel and aluminum angles, rounds and flat bar.  Through our CTI subsidiary, we maintain inventory of round, square, and rectangular mechanical and structural tubing; hydraulic and stainless tubing; boiler tubing; carbon, stainless, and aluminum pipe; and valves and fittings.

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

Our services include both traditional service center processes of cutting-to-length, slitting, flattening, sawing and shearing and higher value-added processes of blanking, tempering, plate burning, laser cutting, precision machining, welding, fabricating, bending, beveling, polishing, kitting and painting to process metals to specified lengths, widths and shapes pursuant to specific customer orders. Cutting-to-length involves cutting metal along the width of the coil. Slitting involves cutting metal to specified widths along the length of the coil. Shearing is the process of cutting sheet metal. Blanking cuts the metal into specific shapes with close tolerances. Tempering improves the uniformity of the thickness and flatness of the metals through a cold rolling process. Plate and laser processing is the process of cutting metal into specific shapes and sizes. Our forming activities include bending metal. Our machining activities include drilling, milling, tapping, boring and sawing. Tube processing includes tube bending and end finishing. Finishing activities include shot blasting, grinding, edging and polishing. Our fabrication activities include machining, welding, assembly and painting of component parts. In addition, CTI provides a variety of value added services to its tube and pipe product line, including saw cutting, laser cutting, beveling, threading and grooving. CTI also fabricates pressure components supplied to various industrial markets.

With the acquisitions of EZ Dumper and McCullough, we also manufacture hydraulic dump inserts and self-dumping hoppers.

The flat products segment is separated into two reportable segments; carbon flat products and specialty metals flat products. The flat products segments’ assets and resources are shared by the carbon and specialty metals segments and both segments’ products are, in some instances, stored in the shared facilities and processed on the shared equipment.

The following table sets forth, as of December 31, 2020, the major pieces of processing equipment in operation by segment:

Processing Equipment	Consolidated Flat Products	Tubular and Pipe Products	Total
Tempering	3	-	3
Stretcher-leveling	2	-	2
Cutting-to-length	21	13	34
Slitting	15	-	15
Shearing	7	-	7
Blanking	5	-	5
Plate processing	25	-	25
Laser processing	27	9	36
Forming	20	-	20
Machining	50	85	135
Painting	1	1	2
Tube processing	2	39	41
Finishing	31	3	34
Total	209	150	359

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

In addition, 28 of our facilities have earned International Organization for Standardization (ISO) 9001:2015 certifications. Detroit has earned both International Automotive Task Force (IATF) 16949:2016 and (ISO) 14001:2105 certifications. CTI has earned The American Society of Mechanical Engineers S Certification and The National Board of Boiler & Pressure Vessel Inspectors R Certification. Our office building in Winder, Georgia has received Leadership in Energy and Environmental Design (LEED) certification.

Customers and Distribution

We have a diverse customer and geographic base, which helps to reduce the inherent risk and cyclicality of our business. Net sales to our top three customers, in the aggregate, approximated 6%, 10% and 9% of our consolidated net sales in 2020, 2019 and 2018, respectively. We serve customers in metals consuming industries, including manufacturers and fabricators of transportation and material handling lift equipment, construction, mining and farm equipment, storage tanks, environmental and energy generation equipment, automobiles, food service and electrical equipment, military vehicles and equipment, as well as general and plate fabricators and metals service centers. The table below shows the percentage of our consolidated net sales to the largest industries for the past three years.

Industry	2020	2019	2018
Industrial machinery and equipment manufacturers and their fabricators	45%	46%	48%
Automobile manufacturers and their suppliers	11%	11%	10%
Metals service centers	10%	8%	10%
Residential and commercial construction	9%	13%	13%
Transportation equipment manufacturers	6%	8%	8%
All others <5%	19%	14%	11%

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

Raw Materials

Our principal raw materials are carbon, coated, and stainless steel and aluminum, in the forms of pipe, tube, flat-rolled sheet, coil and plate that we typically purchase from multiple primary metals producers. The metals industry as a whole is cyclical and at times pricing and availability of material can be volatile due to numerous factors beyond our control, including general domestic and global economic conditions, domestic and global supply and demand imbalance, competition, quickly changing lead times and late deliveries from metals producers, fluctuations in the costs of raw materials necessary to produce metals, import duties and tariffs and currency exchange rates. This volatility can significantly affect the availability and cost of raw materials to us.

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

Our commitments to purchase metals are generally at prevailing market prices in effect at the time we place our orders. During the past three years, we have entered into pass through nickel swaps at the request of our customers in order to mitigate our customers’ risk of volatility in the price of metals. The swaps are settled with the brokers at maturity and the economic benefit or loss arising from the changes in fair value of the swaps is contractually passed through to the customer.

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

The metals producing supply base has experienced significant consolidation, with a few suppliers accounting for a majority of the domestic carbon steel market. We purchased approximately 56% and 57% of our total metals requirements from our three largest suppliers in 2020 and 2019, respectively. Although we have no long-term supply commitments, we believe we have good relationships with our metals suppliers. If, in the future, we are unable to obtain sufficient amounts of metals on a timely basis, we may not be able to obtain metals from alternate sources at competitive prices. In addition, interruptions or reductions in our supply of metals could make it difficult to satisfy our customers’ just-in-time delivery requirements, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Management Information Systems

Information systems are an important component of our strategy. We have invested in technologies and human resources as a foundation for growth.  We depend on our Enterprise Resource Planning, or ERP, systems for financial reporting, management decision-making, inventory management, order tracking and fulfillment and production optimization.  We continue to upgrade and consolidate our systems for optimal use of resources and to assure we are taking advantage of technology offerings.

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

E-Commerce and Advanced Customer Interaction.  We are actively participating in electronic commerce initiatives to reduce processing cost and time.  In addition to full electronic data interchange, or EDI, capabilities with our customers and vendors, we also have implemented extranet sites for specific customers.

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

Information security and continuous availability of information processing are of highest priority. Our information professionals employ proven security and monitoring practices and tools to mitigate cyber-security risks and threats. In case of physical emergency or threat, our ERP systems, accounting systems, internet and communications systems are duplicated at a secure off-site computing facility or through secure, multi-site cloud providers, with migration of our other systems, which are in progress.

Human Capital Management

Our employees are our most valued resource. We work to attract a qualified workforce through an inclusive and accessible recruiting process that utilizes online recruiting, campus outreach, internships and job fairs. We seek to retain employees by offering competitive wages, benefits and training opportunities, as well as promoting a safe and healthy workplace. We comply with all applicable state, local and international laws governing nondiscrimination in employment in every location in which we operate. All applicants and employees are treated with the same high level of respect regardless of their gender, ethnicity, religion, national origin, age, marital status, political affiliation, sexual orientation, gender identity, disability or protected veteran status. Our core values (Accountability, Corporate Citizenship, Customer Satisfaction, Employee Development, Financial Stability, Integrity, Respect, Safety and Teamwork) guide our decisions and behavior and set a standard of excellence that rewards our employees.

At December 31, 2020, we employed approximately 1,626 people. Approximately 269 of the hourly plant personnel are represented by nine separate collective bargaining units. The table below shows the expiration dates of the collective bargaining agreements.

Facility	Expiration date
Indianapolis, Indiana	January 29, 2021
St. Paul, Minnesota	May 25, 2021
Milan, Illinois	August 12, 2021
Minneapolis (plate), Minnesota	March 31, 2022
Detroit, Michigan	August 31, 2022
Hammond, Indiana	November 30, 2024
Locust, North Carolina	March 4, 2025
Romeoville, Illinois	May 31, 2025
Minneapolis (coil), Minnesota	September 30, 2025

The Indianapolis, Indiana union agreement expired on January 29, 2021.  The employees covered by the union agreement continue to work as the new contract is negotiated.  We have historically been successful in negotiating renewals to expiring agreements without any material disruption of operating activities and we do not anticipate any material disruptions prior to ratification of the new agreement.

We have never experienced a work stoppage and we believe that our relationship with employees is good. However, any prolonged work stoppages by our personnel represented by collective bargaining units could have a material adverse impact on our business, financial condition, results of operations and cash flows.

Service Marks, Trade Names and Patents

We conduct our business under the name “Olympic Steel.” A provision of federal law grants exclusive rights to the word “Olympic” to the U.S. Olympic Committee. The U.S. Supreme Court has recognized, however, that certain users may continue to use the word based on long-term and continuous use. We have used the name Olympic Steel since 1954, but are prevented from registering the name “Olympic” and from being qualified to do business as a foreign corporation under that name in certain states. In such states, we have registered under different names, including “Oly Steel” and “Olympia Steel.” Our wholly-owned subsidiary, Olympic Steel Lafayette, Inc., does business in certain states under the names “Olympic Steel Detroit,” “Lafayette Steel and Processing” and “Lafayette Steel.” Our wholly-owned subsidiary, Olympic Steel Iowa, Inc. does business in certain states under the name “Oly Steel Iowa, Inc..” Our North Carolina operation conducted business under the name “Olympic Steel North Carolina.” Our Integrity Stainless operation conducts business under the name “Integrity Stainless.” Our CTI operation conducts business under the name “CTI Power.” Our operation in Monterrey, Mexico operates under the name “Metales de Olympic S. de.R.L. de C.V.” Our wholly owned subsidiary B Metals, Inc does business under the name “Berlin Metals.” Our wholly owned subsidiary MCI, Inc. does business under the name “McCullough Industries” and we conduct business under the name “EZ Dumper” for certain of our products. Our wholly owned subsidiary ACT Acquisition, Inc. does business under the name “Action Stainless & Alloys.”

We hold a trademark for our stainless steel sheet and plate product “OLY-FLATBRITE,” which has a unique combination of surface finish and flatness and for our “WRIGHT” self-dumping metal hoppers produced by McCullough Industries. The registered trademark “ACTION STAINLESS” was acquired in conjunction with the asset acquisition of Action Stainless and Alloys, Inc.

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

Seasonality

Seasonal factors may cause demand fluctuations within the year, which could impact our results of operations. Typically, demand in the first half of the year is stronger than the second half of the year, as it contains more ship days and is not impacted by the seasonal shut-downs in July, November and December due to holidays.

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

Available Information

We file annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission, or SEC, under the Securities Exchange Act of 1934. The SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The public can obtain any documents that are filed by the Company at http://www.sec.gov.

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

Forward-Looking Information

This Annual Report on Form 10-K and other documents we file with the SEC contain various forward-looking statements that are based on current expectations, estimates, forecasts and projections about our future performance, business, our beliefs and our management’s assumptions. In addition, we, or others on our behalf, may make forward-looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, conferences, webcasts, phone calls and conference calls. Words such as “may,” “will,” “anticipate,” “should,” “intend,” “expect,” “believe,” “estimate,” “project,” “plan,” “potential,” and “continue,” as well as the negative of these terms or similar expressions are intended to identify forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those implied by such statements including, but not limited to, those set forth in Item 1A (Risk Factors) below and the following:

●

risks associated with the novel corona virus, or COVID-19, pandemic, including, but not limited to supply chain disruptions and customer closures, reduced sales and profit levels, slower payment of accounts receivable and potential increases in uncollectible accounts receivable, falling metals prices that could lead to lower of cost or net realizable value inventory adjustments and the impairment of intangible and long-lived assets, reduced availability and productivity of our employees, increased operational risks as a result of remote work arrangements, including the potential effects on internal controls, as well as cybersecurity risks and increased vulnerability to security breaches, information technology disruptions and other similar events, negative impacts on our liquidity position, inability to access our traditional financing sources on the same or reasonably similar terms as were available before the COVID-19 pandemic and increased costs associated with and less ability to access funds under our asset-based credit facility, or ABL Credit Facility, and the capital markets;

●	risks of falling metals prices and inventory devaluation;
●	general and global business, economic, financial and political conditions, including legislation passed under the new administration;
●	competitive factors such as the availability, and global pricing of metals and production levels, industry shipping and inventory levels and rapid fluctuations in customer demand and metals pricing;
●	supplier consolidation or addition of additional capacity;
●	customer, supplier and competitor consolidation, bankruptcy or insolvency;
●	reduced production schedules, layoffs or work stoppages by our own, our suppliers’ or customers’ personnel;
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

●	events or circumstances that could adversely impact the successful operation of our processing equipment and operations;
●	rising interest rates and their impacts on our variable interest rate debt;
●	the impacts of union organizing activities and the success of union contract renewals;
●	changes in laws or regulations or the manner of their interpretation or enforcement could impact our financial performance and restrict our ability to operate our business or execute our strategies;
●	events or circumstances that could impair or adversely impact the carrying value of any of our assets;

●	risks and uncertainties associated with intangible assets, including impairment charges related to indefinite lived intangible assets;
●	the timing and outcomes of inventory lower of cost or net realizable value adjustments and last-in, first-out, or LIFO, income or expense;
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

ITEM 1A. RISK FACTORS

In addition to the other information in this Annual Report on Form 10-K and our other filings with the SEC, the following risk factors should be carefully considered in evaluating us and our business before investing in our common stock. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties, not presently known to us or otherwise, may also impair our business. Although the risks are organized by headings, and each risk is discussed separately, many are interrelated. If any of the risks actually occur, our business, financial condition or results of operations could be materially and adversely affected. In that case, the trading price of our common stock could decline, and investors may lose all or part of their investment.

Risks Related to our Business

The COVID-19 pandemic has had, and could continue to have an adverse effect on our business, financial condition and liquidity.

On March 11, 2020, the World Health Organization classified the COVID-19 outbreak as a pandemic. Olympic Steel is an essential business and has remained open in all locations, adhering to all health guidelines to operate safely provided by the Center for Disease Control and Prevention and local authorities. The COVID-19 pandemic has had a material impact on our 2020 results. Beginning at the end of the first quarter of 2020 and continuing through the end of the second quarter, many of our customers, particularly those associated with the automotive industry, temporarily closed their facilities, reduced hours or staggered production schedules. Since the end of the second quarter of 2020, customers have generally re-opened their facilities or increased production levels. Collectively, these temporary closings, negatively impacted our sales and operating results, especially for the carbon flat products segment during 2020.

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

We cannot predict the impact that the COVID-19 pandemic ultimately will have on our customers, suppliers, vendors, and other business partners, and each of their financial conditions; however, any material effect on these parties could adversely impact us. The situation is changing rapidly and additional impacts may arise that we are not aware of currently.

Volatile metals prices can cause significant fluctuations in our operating results. Our sales and operating income could decrease if we are unable to pass producer price increases on to our customers or if metals prices decline.

Our principal raw materials are carbon and stainless steel and aluminum flat-rolled coil, sheet, plate, prime tin mill, pipe and tube that we typically purchase from multiple primary metals producers. The metals industry as a whole is cyclical and, at times, pricing and availability of metals can be volatile due to numerous factors beyond our control, including general domestic and international economic conditions, sales levels, competition, levels of inventory held by other metals service centers, producer lead times, higher raw material costs for the producers of metals, imports, import duties and tariffs and currency exchange rates. This volatility can significantly affect the availability and cost of raw materials to us.

Similar to many other metals service centers, we maintain substantial inventories of metals to accommodate the short lead times and just-in-time delivery requirements of our customers. Accordingly, we purchase metals in an effort to maintain our inventory at levels that we believe to be appropriate to satisfy the anticipated needs of our customers based upon historic buying practices, supply agreements with customers and market conditions. Our commitments to purchase metals are generally at prevailing market prices in effect at the time we place our orders. We have no long-term, fixed-price metals purchase contracts. When metals prices increase, competitive conditions will influence how much of the price increase we can pass on to our customers. To the extent we are unable to pass on future price increases in our raw materials to our customers, the net sales and profitability of our business could be adversely affected. Declining metals prices, customer demand for lower prices and our competitors’ responses to those demands could result in lower sale prices and, consequently, lower gross profits and potentially inventory lower of cost or net realizable value adjustments as we use existing inventory. Significant or rapid declines in metals prices or reductions in sales volumes could adversely impact our ability to remain in compliance with certain financial covenants in our credit facility, as well as result in us incurring inventory or asset impairment charges. Changing metals prices therefore could significantly impact our net sales, gross profit, operating income and net income, and could impair or adversely impact the carrying value of any of our assets.

Increased metals capacity, supplier consolidation, or an interruption in the sources of our metals supply could have a material adverse effect on our results of operations.

We purchased approximately 56% and 57% of our total metals requirements from our three largest suppliers in 2020 and 2019, respectively. Over the past year, supplier consolidation, decreased mill production due to the COVID-19 pandemic and import tariffs decreased steel availability and increased mill lead times and increased steel prices. Fewer available suppliers increases the risk of supply disruption through both scheduled and unscheduled supplier outages. Conversely, the addition of new mill sources and decreased domestic demand could lead to domestic over capacity, which could lead to a decrease in steel prices, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Increased global information technology security requirements, vulnerabilities, threats and a rise in sophisticated and targeted cyber crime pose a risk to the security of our systems, networks and the confidentiality, availability and integrity of our data. The risk was further enhanced in 2020 with an increased remote workforce due to the COVID-19 pandemic. Despite our efforts to protect sensitive information and confidential and personal data, our facilities and systems and those of our third-party service providers may be vulnerable to security breaches. This could lead to disclosure, modification or destruction of proprietary and other key information, ransom payments, production downtimes and operational disruptions, which in turn could adversely affect our business, financial condition, results of operations and cash flows.

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

Approximately 45% and 46% of our 2020 and 2019 consolidated net sales, respectively, were to industrial machinery and equipment manufacturers and their fabricators. Due to the concentration of customers in the industrial machinery and equipment industry, a decline in production levels in that industry could result in lower sales, gross profits and profitability. Approximately 11% of both our 2020 and 2019 consolidated net sales were to automotive manufacturers or manufacturers of automotive components and parts, whom we refer to as automotive customers. Historically, due to the concentration of customers in the automotive industry, our gross profits on these sales have generally been less than our gross profits on sales to customers in other industries.

Our success is dependent upon our relationships with certain key customers.

We have derived and expect to continue to derive a significant portion of our revenues from a relatively limited number of customers. Collectively, our top three customers accounted for approximately 6% and 10% of our consolidated net sales in 2020 and 2019, respectively. Approximately 45% and 46% of our consolidated net sales during 2020 and 2019, respectively, were directly related to industrial machinery and equipment manufacturers and their fabricators. Due to the large concentration of customers in few segments, changes to demand of product by customers in the industrial machinery and equipment manufacturers and their fabricators could have a material adverse effect on our business, our results of operations and our cash flows. Many of our larger customers commit to purchase on a regular basis at agreed upon prices over periods from three to twelve months. We generally do not have long-term contracts with our customers. As a result, the relationship, as well as particular orders, can generally be terminated with relatively little advance notice. The loss of any one of our major customers or decrease in demand by those customers or credit constraints placed on them could have a material adverse effect on our business, our results of operations and our cash flows.

Capital deployed for acquisitions and capital investments at our existing locations may be unable to achieve expected results, or sustain our growth and events or circumstances that could adversely impact operations could have a material adverse effect on our results of operations.

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

Future expansion or construction projects, could have adverse effects on our results of operations due to the impact of the associated start-up costs and the potential for underutilization in the start-up phase of a facility. We continue to pursue potential acquisition targets; however, we are unable to predict whether or when any prospective acquisition candidate will become available or the likelihood that any acquisition will be completed. Moreover, in pursuing acquisition opportunities, we may compete for acquisition targets with other companies with similar growth strategies that may be larger and have greater financial and other resources than we have. Competition among potential acquirers could result in increased prices for acquisition targets. As a result, we may not be able to consummate acquisitions on terms satisfactory to us, or at all.

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

Some of our customers may experience difficulty obtaining and/or maintaining credit availability. In particular, certain customers that are highly leveraged represent an increased credit risk. Some customers have reduced their purchases because of these credit constraints. Moreover, our disciplined credit policies have, in some instances, resulted in lost sales. If we have misjudged our credit estimations and they result in future credit losses, lost sales or lost customers, there could be a material adverse effect on our business, financial condition, results of operations, cash flows and our allowance for credit losses.

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

If any of these providers were to fail to deliver materials to us in a timely manner, we may be unable to process and deliver our products in response to customer demand. If any of these third parties were to cease operations or cease doing business with us, we may be unable to replace them at a reasonable cost. The COVID-19 pandemic impacted the availability of drivers and third-party trucks in 2020 and increased the price of transportation services in the United States. Failure of a third-party transportation provider to provide transportation services could harm our reputation, negatively affect our customer relationships and have a material adverse effect on our financial position and results of operations.

The continued demand for skilled labor resulted in the need to increase pay rates in certain markets. In addition, we have seen a decline in the skilled labor applicant pool since the start of the COVI-19 pandemic. Our operations are dependent on the labor used to operate our equipment and deliver products to our customers. Decreased availability of labor could harm our reputation, negatively affect our customer relationships and have a material adverse effect on our financial position and results of operations.

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

At December 31, 2020, we employed approximately 1,626 people. Approximately 269 of the hourly plant personnel are represented by nine separate collective bargaining units. Any prolonged work stoppages by our personnel represented by collective bargaining units could have a material adverse impact on our business, financial condition, results of operations and cash flows.

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

Risks Related to Our Industry

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

Risks Related to Our Debt

Although we expect to finance our growth initiatives through borrowings under our ABL Credit Facility, we may have to find additional sources of funding, which could be difficult. Additionally, increased leverage and borrowing rates could adversely impact our business and results of operations.

We expect to finance our growth initiatives through borrowings under our ABL Credit Facility, which matures on December 8, 2022. However, our ABL Credit Facility may not be sufficient or available to finance our growth initiatives, and we may have to find additional sources of financing. It may be difficult for us in the future to obtain the necessary funds and liquidity on terms acceptable to us, or at all, to run and expand our business.

The borrowings under our ABL Credit Facility are primarily at variable interest rates. If interest rates in the future were to increase 100 basis points (1.0%) from December 31, 2020 rates and, assuming no change in total debt from December 31, 2020 levels, the additional annual interest expense to us would be approximately $0.9 million.

Uncertainty relating to the calculation of London Interbank Offered Rate, or LIBOR and other reference rates and their potential discontinuance may adversely affect interest expense related to our outstanding debt, including amounts borrowed under our ABL Credit Facility.

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

Regulatory and Environmental Risks

Quotas and tariffs imposed or removed as a result of government actions can cause significant fluctuations in our operating results.

Global demand and global metals pricing, supply and demand are impacted by quotas and tariffs imposed as a result of government actions. The tariffs initiated by the U.S. government in 2018 under Section 232 of the Trade Expansion Act of 1962 (section 232 tariffs) resulted in increased metals prices in the United States during 2018. The subsequent removal and addition of country-specific tariffs has caused uncertainty in the metals marketplace. Any additional future tariffs or quotas imposed on steel and aluminum imports may increase the price of metal, which may impact our sales, gross margin and profitability if we are unable to pass the increased prices onto our customers. The prolonged imposition of tariffs could also lead to additional trade disputes that could impact the global demand for metals and impact on sales, gross margin and profitability. Conversely, the removal of existing tariffs could cause the price of metal to decline, which may impact our sales, gross margin and profitability.

Changes in laws or regulations, including tax reform legislation, or the manner of their interpretation or enforcement could adversely impact our financial performance and restrict our ability to operate our business or execute our strategies.

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

Michael D. Siegal, our Executive Chairman of the Board and one of our largest shareholders, owned approximately 11.3% of our outstanding common stock as of December 31, 2020. Mr. Siegal may have the ability to significantly influence matters requiring shareholder approval. In deciding how to vote on such matters, Mr. Siegal may be influenced by interests that conflict with yours.

General Risks

Climate change may cause changes in weather patterns and increase the frequency or severity of weather events and flooding.

An increase in severe weather events and flooding may adversely impact us, our operations, and our ability to procure raw materials and process and transport our products and could result in an adverse effect on our business, financial condition and results of operations. Extreme weather conditions may increase our costs, temporarily impact our production capabilities or cause damage to our facilities. Severe weather may also adversely impact our suppliers and our customers and their ability to deliver and/or purchase and transport our products.

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

The following table sets forth certain information concerning our principal properties including which segment’s products are serviced out of each location:

					Segment
Operation	Location	Square Feet	Function	Owned or Leased	Carbon Flat	Specialty Metals Flat	Tube and Pipe
Cleveland	Bedford Heights, Ohio (1)	127,000	Corporate offices, coil processing and distribution center	Owned	✔	✔
	Bedford Heights, Ohio (1)	121,500	Coil and plate processing, distribution center and offices	Owned	✔	✔	✔
	Bedford Heights, Ohio (1)	59,500	Plate processing, distribution center and offices	Leased (2)	✔
	Dover, Ohio	62,000	Plate processing, fabrication and distribution center	Owned	✔
Minneapolis	Plymouth, Minnesota	196,800	Coil and plate processing, distribution center and offices	Owned	✔	✔
	Plymouth, Minnesota	112,200	Plate processing, fabrication, distribution center and offices	Owned	✔
Chambersburg	Chambersburg, Pennsylvania	157,000	Plate processing, distribution center and offices	Owned	✔
	Chambersburg, Pennsylvania	150,000	Plate processing, fabrication, manufacturing, distribution center and offices	Owned	✔
Iowa	Bettendorf, Iowa	244,000	Coil and plate processing, fabrication, distribution center and offices	Owned	✔	✔
Winder	Winder, Georgia	285,000	Coil and plate processing, fabrication, distribution center and offices	Owned	✔	✔	✔
	Buford, Georgia	120,000	Coil and plate processing, fabrication, and distribution center	Leased (3)	✔	✔
Detroit	Detroit, Michigan	256,000	Coil processing, distribution center and offices	Owned	✔	✔
Kentucky	Mt. Sterling, Kentucky	100,000	Plate processing, fabrication and distribution center	Owned	✔
	Mt. Sterling, Kentucky	107,000	Distribution center and offices	Owned	✔		✔
Gary	Gary, Indiana	183,000	Coil processing, distribution center and offices	Owned	✔	✔
Connecticut	Milford, Connecticut	134,000	Coil processing, distribution center and offices	Owned	✔	✔
Chicago	Schaumburg, Illinois	122,500	Coil and sheet processing, distribution center and offices	Owned	✔	✔
Berlin Metals	Hammond, Indiana	117,950	Coil processing, distribution center and offices	Leased (4)		✔
McCullough Industries	Kenton, Ohio	75,000	Manufacturing facility	Owned	✔	✔
Streetsboro	Streetsboro, Ohio	66,200	Coil and sheet processing, distribution center and offices	Owned		✔
	Latrobe, Pennsylvania	43,200	Coil and sheet processing, distribution center	Leased (5)		✔
Mexico	Monterrey, Mexico	60,000	Distribution center	Leased (6)	✔	✔	✔
Rock Hill	Rock Hill, South Carolina	45,075	Distribution, processing center and offices	Owned		✔

					Segment
Operation	Location	Square Feet	Function	Owned or Leased	Carbon Flat	Specialty Metals Flat	Tube and Pipe
Dallas	Carrollton, Texas	44,480	Distribution, processing center and offices	Owned		✔
Houston	Houston, Texas	30,000	Distribution, processing center and offices	Leased (7)
Springdale	Springdale, Arkansas	12,200	Distribution, processing center and offices	Leased (8)		✔
Kansas City	Riverside, Missouri	11,300	Distribution, processing center and offices	Leased (9)		✔
Chicago	Romeoville, Illinois	363,000	Corporate offices, fabrication and distribution center	Owned			✔
St. Paul	St. Paul, Minnesota	132,000	Distribution center and offices	Owned			✔
Charlotte	Locust, North Carolina	127,600	Distribution center, fabrication and offices	Owned			✔
Fond du Lac	Fond du Lac, Wisconsin	117,000	Distribution center and offices	Owned	✔		✔
Indianapolis	Indianapolis, Indiana	79,000	Distribution center and offices	Owned			✔
Quad Cities	Milan, Illinois	57,600	Distribution center and offices	Owned			✔
Des Moines	Ankeny, Iowa	50,000	Distribution center and offices	Owned			✔
Owatonna	Owatonna, Minnesota	23,000	Production cutting center	Owned			✔

(1)	The Bedford Heights facilities are all adjacent properties.
(2)	This facility is leased from a related party. The lease expires on December 31, 2023, with renewal options.
(3)	The lease on this facility expires on July 1, 2027.
(4)	The lease on this facility expires on August 31, 2024, with renewal options.
(5)	The lease on this facility expires on May 1, 2024.
(6)	The lease on this facility expires on August 31, 2021. 75% of the facility is sub-leased to an unrelated party on a quarter-to-quarter basis. We don’t intend to renew the lease upon expiration.
(7)	The lease on this facility expires on October 31, 2022, with renewal options.
(8)	The lease on this facility expires on July 1, 2021, with renewal options.
(9)	The lease on this facility expires on January 31, 2023, with renewal options

In addition to the facilities listed above, our executive office is leased and located in Highland Hills, Ohio and we have leased offices located in Media, Pennsylvania; Bonita Springs, Florida; San Antonio, Texas and a lease in Monterrey, Mexico, which expires in August 2021. Management believes we will be able to accommodate our capacity needs for the immediate future at our existing facilities.

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

Michael D. Siegal, age 68, has served as the Executive Chairman of our Board of Directors since January 2019. He previously served as our Chief Executive Officer from 1984 until December 2018 and as Chairman of our Board of Directors from 1994 until December 2018.  From 1984 until January 2001, he also served as our President.  He has been employed by us in a variety of capacities since 1974. Mr. Siegal serves on the Board of Directors of Twin City Fan. He is also the immediate past Board Chair of the Jewish Federations of North America and is currently on the Board of the Development Corporation for Israel and the Chair of the Board of Trustees of the Jewish Agency for Israel.

Richard T. Marabito, age 57, has served as our Chief Executive Officer since January 2019. From March 2000 through December 2018, he served as our Chief Financial Officer. He joined us in 1994 as Corporate Controller and served in this capacity until March 2000. He also served as Treasurer from 1994 through 2002 and again from 2010 through 2012. Prior to joining us, Mr. Marabito served as Corporate Controller for a publicly traded wholesale distribution company and was employed by a national accounting firm in its audit department. Mr. Marabito is a Vice Chair and Board member of the Metals Service Center Institute (MSCI). He is the Chair of the MSCI’s Governance Committee and past Chair of its Foundation for Education and Research. He served as a Governance board member of the Make-A-Wish Foundation of Ohio, Kentucky and Indiana and was past Chair of its Northeast Ohio regional board. Mr. Marabito also served on the Board of Trustees and was the Treasurer for Hawken School in Cleveland, Ohio.

Richard A. Manson, age 52, has served as our Chief Financial Officer since January 2019, and has been employed by us since 1996.  From January 2013 through December 2018, he served as our Vice President and Treasurer. From March 2010 through December 2012, he served as our Vice President of Human Resources and Administration.  From January 2003 through March 2010, he served as our Treasurer and Corporate Controller.  From 1996 through 2002, he served as our Director of Taxes and Risk Management.  Prior to joining us, Mr. Manson was employed for seven years by a national accounting firm in its tax department.  Mr. Manson is a Board Member of the Cleveland Catholic Cemeteries Association and a member of the Advisory Board of Seeds for Literacy.  Mr. Manson is a certified public accountant and member of the Ohio Society of Certified Public Accountants and the American Institute of Certified Public Accountants.

Andrew S. Greiff, age 59, has served as our President and Chief Operating Officer since January 2020. From August 2016 through December 2019, he served as Executive Vice President and Chief Operating Officer. He previously served as President, Specialty Metals from 2011 to 2016 after having joined us in 2009 as Vice President of Specialty Metals. Prior thereto, Mr. Greiff spent 24 years in various positions within the steel industry and served as the President and CEO of his own steel trading company. Mr. Greiff is a past director of Hawken School, the MSCI Specialty Metals Product Council, Jewish Big Brother Big Sister and the Anti Defamation League.

Lisa K. Christen, age 44, has served as our Treasurer and Corporate Controller since January 2019, and has been employed by us since 1999.  From March 2010 through December 2018, she served as our Corporate Controller. From 1999 through 2010 she served in various positions within the accounting department.  Ms. Christen serves as the Treasurer and is a Board Member of Seton Catholic School in Hudson, Ohio. Ms. Christen is a certified public accountant and member of the Ohio Society of Certified Public Accountants.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock trades on the Nasdaq Global Select Market under the symbol “ZEUS.”

Holders of Record

As of January 29, 2020, we estimate there were approximately 64 holders of record and 3,992 beneficial holders of our common stock.

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

Issuer Purchases of Equity Securities

We did not purchase any of our equity securities during the quarter ended December 31, 2020.

On October 2, 2015, we announced that our Board of Directors authorized a stock repurchase program of up to 550,000 shares of the Company’s issued and outstanding common stock, which could include open market repurchases, negotiated block transactions, accelerated stock repurchases or open market solicitations for shares, all or some of which may be effected through Rule 10b5-1 plans. Any of the repurchased shares will be held in our treasury, or canceled and retired as our Board may determine from time to time. Any repurchases of common stock are subject to the covenants contained in the ABL Credit Facility. Our ABL Credit Facility restricts the aggregate amount of dividends and common stock repurchases that we can pay to $5.0 million annually without limitations. Purchases in excess of $5.0 million require us to (i) maintain availability in excess of 20.0% of the aggregate revolver commitments or (ii) to maintain availability equal to or greater than 15.0% of the aggregate revolver commitments and we must maintain a pro-forma ratio of EBITDA minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00. The timing and amount of any repurchases under the stock repurchase program will depend upon several factors, including market and business conditions, and limitations under the ABL Credit Facility, and repurchases may be discontinued at any time. As of December 31, 2020, 360,212 shares remain authorized for repurchase under the program.

Recent Sales of Unregistered Securities

We did not have any unregistered sales of equity securities during the quarter ended December 31, 2020.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected financial and other data for each of the five years in the period ended December 31, 2020. The data presented should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

	For the Years Ended December 31,
	2020	2019	2018	2017	2016
	(in thousands, except per share data)

Income Statement Data:
Net sales	$1,234,144	$1,579,040	$1,715,081	$1,330,696	$1,055,116
Cost of materials sold	979,099	1,280,110	1,372,954	1,055,212	820,040
Gross profit (a)	255,045	298,930	342,127	275,484	235,076
Operating expenses (b)	254,472	282,320	285,075	251,498	229,328
Operating income (loss)	573	16,610	57,052	23,986	5,748
Interest and other expense on debt	7,411	11,289	10,681	7,518	5,273
Income (loss) before income taxes	(6,911)	5,289	46,064	16,350	420
Net income (loss) (c)	$(5,595)	$3,856	$33,759	$18,963	$(1,078)

Per Share Data:
Net income (loss) - basic (d)	$(0.49)	$0.34	$2.95	$1.67	$(0.10)
Net income (loss) - diluted (e)	$(0.49)	$0.34	$2.95	$1.67	$(0.10)
Dividends paid	$0.08	$0.08	$0.08	$0.08	$0.08

Shares Outstanding:
Weighted average shares - basic	11,447	11,509	11,432	11,381	11,210
Weighted average shares - diluted	11,447	11,509	11,440	11,381	11,210

Balance Sheet Data (as of December 31):
Current assets (f)	$402,204	$419,842	$562,769	$420,136	$364,940
Current liabilities (f)	126,725	101,087	128,427	111,147	104,898
Working capital (g)	275,479	318,755	434,342	308,989	260,042
Total assets (f)	640,605	649,555	760,740	604,158	556,068
Total debt	160,609	192,925	302,530	197,165	166,424
Shareholders' equity	$301,010	$308,352	$306,991	$272,583	$253,390

(a)

Gross profit is calculated as net sales less the cost of materials sold (includes LIFO income of $1,517 and $3,669 in 2020 and 2019, respectively, LIFO expense of $8,408 and $2,707 in 2018 and 2017, respectively and LIFO income of $1,489 in 2016).

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

Overview

We are a leading metals service center that operates in three reportable segments; carbon flat products, specialty metals flat products, and tubular and pipe products.  We provide metals processing and distribution services for a wide range of customers.  Our specialty metals flat products segment’s focus is on the direct sale and distribution of processed aluminum and stainless flat-rolled sheet and coil products, flat bar products, prime tin mill products and fabricated parts.  Through the acquisition of Action Stainless. on December 14, 2020, our specialty metals flat products segment expanded its geographic footprint and enhanced its product offerings in stainless steel and aluminum plate, sheet, angles, rounds, flat bar, tubing and pipe.  Action Stainless offers a range of processing, including plasma, laser and waterjet cutting and CNC machining.  Our carbon flat products segment’s focus is on the direct sale and distribution of large volumes of processed carbon and coated flat-rolled sheet, coil and plate products and fabricated parts. Through the acquisitions of McCullough and EZ Dumper in 2019, our carbon flat products segment expanded its product offerings to include self-dumping metal hoppers and steel and stainless-steel dump inserts for pickup truck and service truck beds.  In addition, we distribute metal tubing, pipe, bar, valves and fittings and fabricate pressure parts supplied to various industrial markets through our tubular and pipe products segment.  Products that require more value-added processing generally have a higher gross profit.  Accordingly, our overall gross profit is affected by, among other things, product mix, the amount of processing performed, the demand for and availability of metals, and volatility in selling prices and material purchase costs.  We also perform toll processing of customer-owned metals. We sell certain products internationally, primarily in Canada and Mexico.  International sales are immaterial to our consolidated financial results and to the individual segments’ results.

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

Specialty metals flat products

The primary focus of our specialty metals flat products segment is on the direct sale and distribution of processed stainless and aluminum flat-rolled sheet and coil products, flat bar products and fabricated parts. Through the acquisition of Action Stainless & Alloys, Inc. on December 14, 2020, our specialty metals flat products segment expanded its geographic footprint and enhanced its product offerings in stainless steel and aluminum plate, sheet, angles, rounds, flat bar, tubing and pipe. Through its acquisition of Berlin Metals on April 2, 2018, our specialty metals flat products segment expanded its product offerings to include differing types of stainless flat-rolled sheet and coil and prime tin mill products. We act as an intermediary between metals producers and manufacturers that require processed metals for their operations. We serve customers in various industries, including manufacturers of food service and commercial appliances, agriculture equipment, transportation and automotive equipment. We distribute these products primarily through a direct sales force.

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

Combined, the carbon and specialty metals flat products segments have 27 strategically-located processing and distribution facilities in the United States and one in Monterrey, Mexico. Many of our facilities service both the carbon and the specialty metals flat products segments, and certain assets and resources are shared by the segments. Our geographic footprint allows us to focus on regional customers and larger national and multi-national accounts, primarily located throughout the midwestern, eastern and southern United States.

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

Results of Operations

This section of this Form 10-K generally discusses 2020 and 2019 items and year-to-year comparisons between 2020 and 2019. Discussions of 2018 items and year-to-year comparisons between 2019 and 2018 that are not included in this Form 10-K can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

2020 Compared to 2019

The COVID-19 pandemic significantly impacted people, businesses and economies across the world and the stay-at-home or shelter-in-place orders enacted in several U.S. states during 2020 required some businesses to close, or significantly reduce their hours. The stay-at-home or shelter-in-place orders, and business closures related to the COVID-19 pandemic, substantially impacted our results of operations during 2020, primarily during the second and third quarters of 2020.

We are considered an essential business and all of our production facilities and offices remained open in all states. Beginning at the end of the first quarter of 2020 and continuing through the end of the second quarter, many of our customers, particularly those associated with the automotive industry, temporarily closed their facilities, reduced hours or staggered production schedules.   Since the end of the second quarter of 2020, customers have generally re-opened their facilities or increased production levels.  Our carbon flat products segment was significantly impacted as automotive and OEM customers were temporarily closed or significantly reduced production levels.  Despite the COVID-19 pandemic, our specialty metals flat products segment and tubular and pipe products segment remained profitable during 2020.

Our results of operations are impacted by the market price of metals.  Metals prices fluctuate significantly and changes to our net sales, cost of materials sold, gross profit, cost of inventory and profitability, are all impacted by industry metals pricing.  Metals prices fluctuated significantly during 2020.  Prices increased during the first quarter of 2020 compared to the year-end price of 2019, decreased during the second quarter, and then modestly increased during the third quarter of 2020.  During the fourth quarter of 2020, prices increased by 64% from the third quarter of 2020 and for some metals we sell, reached record prices at the end of 2020.  Prices continue to increase in the first quarter of 2021, which will result in higher selling prices and enhanced margins during the first quarter of 2021.  Despite the rapid pricing increase in the fourth quarter of 2020, average metals prices in 2020 were 4% lower than average metals prices in 2019.  The lower metals prices are primarily due to the negative impact of the COVID-19 pandemic on metal demand.

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

Consolidated Operations

The following table sets forth certain consolidated income statement data for the years ended December 31, 2020 and 2019 (dollars shown in thousands):

	2020		2019
	$	% of net sales	$	% of net sales
Net sales	$1,234,144	100.0	$1,579,040	100.0
Cost of materials sold (a)	979,099	79.3	1,280,110	81.1
Gross profit (b)	255,045	20.7	298,930	18.9
Operating expenses (c)	254,472	20.6	282,320	17.9
Operating income	573	0.0	16,610	1.1
Other loss, net	(73)	(0.0)	(32)	(0.0)
Interest and other expense on debt	7,411	0.6	11,289	0.7
Income before income taxes	(6,911)	(0.6)	5,289	0.3
Income taxes	(1,316)	(0.1)	1,433	0.1
Net income	$(5,595)	(0.5)	$3,856	0.2

(a)	Includes $1,517 and $3,669 of LIFO income in 2020 and 2019, respectively.
(b)	Gross profit is calculated as net sales less the cost of materials sold.
(c)	Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Net sales decreased $344.9 million, or 21.8%, to $1.2 billion in 2020 from $1.6 billion in 2019. Carbon flat products net sales decreased $236.6 million, or 25.5%, in 2020 compared to 2019 and were 55.9% of total net sales in 2020 compared to 58.7% in 2019. Specialty metals flat products net sales decreased $50.4 million, or 13.9%, to $313.2 million in 2020 compared to 2019 and were 25.4% of total net sales in 2020 compared to 23.0% in 2019. Tubular and pipe products net sales decreased $57.8 million, or 20.0%, to $230.7 million in 2020 compared to 2019 and were 18.7% of total net sales in 2020 compared to 18.3% of total net sales in 2019. The decrease in sales was due to a 11.1% decrease in sales volume and an 12.1% decrease in average selling prices. Average selling prices in 2020 were $1,110 per ton, compared to $1,263 per ton in 2019. The decrease in the average selling price is a result of the market pricing dynamics discussed in the overview of Results of Operations above.

Cost of materials sold decreased $301.0 million, or 23.5%, to $1.0 billion in 2020 from $1.28 billion in 2019. During 2020, we recorded LIFO income of $1.5 million compared to $3.7 million in 2019. The decrease in cost of materials sold in 2020 is primarily related to decreased sales volume and the decreased metals pricing in 2020 compared to 2019.

As a percentage of net sales, gross profit (as defined in footnote (b) in the table above) increased to 20.7% in 2020 from 18.9% in 2019. The increase in gross profit as a percentage of net sales in 2020 was primarily due to the impact of lower average selling prices in 2020 compared to 2019.

Operating expenses (as defined in footnote (c) in the table above) decreased $27.8 million, or 9.9%, to $254.5 million in 2020 from $282.3 million in 2019. As a percentage of net sales, operating expenses increased to 20.6% in 2020 from 17.9% in 2019. Operating expenses in the carbon flat products segment decreased $19.6 million, operating expenses in the specialty metals flat products segment decreased $3.3 million, operating expenses in the tubular and pipe products segment decreased $3.5 million, and corporate expenses decreased $1.5 million. Operating expenses decreased in all categories, except depreciation and amortization expenses, due to decreased variable expenses such as distribution, labor expenses, and warehouse expenses associated with the decreased shipping volumes discussed above, decreased performance-based incentive compensation, and our COVID-19 related cost reduction efforts. Operating expenses in 2020 include $3.6 million of restructuring and other charges related to the loss on sale of idled real estate, charges related to the exit from our leased Monterrey, Mexico facility and COVID-19 related severance and bad debt expense, which were recorded to the carbon and specialty metals flat products segments.

Interest and other expense on debt totaled $7.4 million in 2020 compared to $11.3 million in 2019. Our effective borrowing rate, exclusive of deferred financing fees and commitment fees, was 3.25% in 2020 compared to 4.0% in 2019. The decreased effective borrowing rate is due to the decrease in LIBOR compared to 2019. Total average borrowings decreased $69.2 million, or 26.9% to $188.4 million in 2020 from $257.6 million in 2019, primarily related to decreased working capital needs in 2020.

Loss before income taxes totaled $6.9 million in 2020 compared to income before income taxes of $5.3 million in 2019.

An income tax benefit of 19.0% was recorded in 2020, compared to an income tax provision of 27.1% in 2019. The lower rate was primarily attributable to the impact of permanently non-deductible items on a pre-tax loss.

Net loss in 2020 totaled $5.6 million, or $0.49 per basic and diluted share, compared to net income of $3.9 million, or $0.34 per basic and diluted share, in 2019.

Segment Results of Operations

Carbon flat products

The following table sets forth certain income statement data for the carbon flat products segment for the years ended December 31, 2020 and 2019 (dollars shown in thousands, except per ton data):

	2020		2019
	$	% of net sales	$	% of net sales
Direct tons sold	849,688		943,536
Toll tons sold	48,021		66,804
Total tons sold	897,709		1,010,340

Net sales	$690,273	100.0	$926,903	100.0
Average selling price per ton	769		917
Cost of materials sold	551,788	79.9	763,549	82.4
Gross profit (a)	138,485	20.1	163,354	17.6
Operating expenses (b)	148,774	21.6	168,377	18.2
Operating income (loss)	$(10,289)	(1.6)	$(5,023)	(0.6)

(a)	Gross profit is calculated as net sales less the cost of materials sold.
(b)	Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Tons sold decreased 113 thousand tons, or 11.1%, to 898 thousand tons in 2020 from 1.01 million tons in 2019. Toll tons sold decreased 19 thousand tons, or 28.1% to 48 thousand tons in 2020 from 67 thousand tons in 2019. Collectively temporary closures, reduced hours and staggered production schedules due to the COVID-19 pandemic, discussed in the overview of Results of Operations above, primarily during the second quarter of 2020, negatively impacted our tons sold during 2020. We expect sales volumes in 2021 to increase over 2020.

Net sales decreased $236.6 million, or 25.5%, to $690.3 million in 2019 from $926.9 million in 2019. Average selling prices in 2020 decreased 16.2% to $769 per ton, compared to $917 per ton in 2019. The decrease in sales was due to an 11.1% decrease in sales volume and a 16.2% decrease in average selling prices.

Cost of materials sold decreased $211.8 million, or 27.7%, to $551.8 million in 2020 from $763.5 million in 2019. The decrease in cost of materials sold was due to an 18.7% decrease in metals pricing and an 11.1% decrease in sales volume during 2020 compared to 2019.

As a percentage of net sales, gross profit (as defined in footnote (a) in the table above) increased to 20.1% in 2020 from 17.6% in 2019. The average gross profit per ton sold decreased $8 per ton, or 4.6%, to $154 in 2020 from $162 in 2019.

Operating expenses in 2020 decreased $19.6 million, or 11.6%, to $148.8 million from $168.4 million in 2019. As a percentage of net sales, operating expenses increased to 21.6% in 2020 from 18.2% in 2019. Operating expenses decreased in all categories, except for depreciation and amortization expenses, due to decreased variable expenses such as distribution expense, labor expenses, and warehouse expenses due to the decreased shipping volumes discussed above, decreased performance-based incentive compensation and our COVID-19 related cost reduction efforts. Operating expenses in 2020 include $3.6 million of restructuring and other charges related to the loss on sale of idled real estate, charges related to the exit from our leased Monterrey, Mexico facility and COVID-19 related severance and bad debt expense.

Operating loss totaled $10.3 million in 2020 compared to $5.0 million in 2019.

Specialty metals flat products

The following table sets forth certain income statement data for the specialty metals flat products segment for the years ended December 31, 2020 and 2019 (dollars shown in thousands, except per ton data):

	2020		2019
		% of net sales		% of net sales
Direct tons sold	115,354		130,104
Toll tons sold	11,319		11,724
Total tons sold	126,673		141,828

Net sales	$313,190	100.0	$363,634	100.0
Average selling price per ton	2,472		2,564
Cost of materials sold	266,434	85.1	310,931	85.5
Gross profit (a)	46,756	14.9	52,703	14.5
Operating expenses (b)	35,090	11.2	38,382	10.6
Operating income	$11,666	3.7	$14,321	3.9

(a)	Gross profit is calculated as net sales less the cost of materials sold.
(b)	Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Tons sold decreased 15 thousand tons, or 10.7%, to 127 thousand tons in 2020 from 142 thousand tons in 2019. The decrease in tons sold in 2020 is related to decreased customer demand due to the COVID-19 pandemic.

Net sales decreased $50.4 million, or 13.9%, to $313.2 million in 2020 from $363.6 million in 2019. Average selling prices in 2020 decreased to $2,472 per ton, compared to $2,564 per ton in 2019. The decrease in sales was due to the 10.7% decrease in sales volume and a 3.6% decrease in the average selling prices during 2020 compared to 2019.

Cost of materials sold decreased $44.5 million, or 14.3%, to $266.4 million in 2020 from $310.9 million in 2019. The decrease in cost of materials sold was primarily due to the decrease in sales volume in 2020 compared to 2019.

As a percentage of net sales, gross profit (as defined in footnote (a) in the table above) increased to 14.9% in 2020 from 14.5% in 2019. The average gross profit per ton sold totaled $369 in 2020 compared to $372 per ton in 2019.

Operating expenses (as defined in footnote (b) in the table above) decreased $3.3 million, or 8.6%, to $35.1 million in 2020 from $38.4 million in 2019. As a percentage of net sales, operating expenses increased to 11.2% of net sales in 2020 from 10.6% in 2019. Variable operating expenses decreased as a result of lower shipping volumes, lower performance-based incentive compensation, and our COVID-19 related cost reduction efforts.

Operating income for 2020 totaled $11.7 million compared to $14.3 million in 2019.

Tubular and pipe products

The following table sets forth certain income statement data for the tubular and pipe products segment for the years ended December 31, 2020 and 2019 (dollars shown in thousands).

	2020		2019
	$	% of net sales	$	% of net sales
Net sales	$230,681	100.0	$288,503	100.0
Cost of materials sold (a)	160,877	69.7	205,630	71.3
Gross profit (b)	69,804	30.3	82,873	28.7
Operating expenses (c)	60,785	26.3	64,266	22.2
Operating income	$9,019	3.9	$18,607	6.4

(a)	Includes $1,517 and $3,669 of LIFO income in 2020 and 2019, respectively.
(b)	Gross profit is calculated as net sales less the cost of materials sold.
(c)	Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Net sales decreased $57.8 million, or 20.0%, to $230.7 million in 2020 from $288.5 million in 2019. The decrease in net sales was due to a 10.8% decrease in sales volume and a 10.4% decrease in average selling prices during 2020. The decrease in net sales in 2020 is related to decreased customer demand due to the COVID-19 pandemic.

Cost of materials sold decreased $44.8 million, or 21.8%, to $160.9 million in 2020 from $205.6 million in 2019. The decrease in cost of materials sold is due to decreased sales volumes and decreased metals pricing. During 2020, we recorded $1.5 million of LIFO income compared to $3.7 million during 2019.

As a percentage of net sales, gross profit (as defined in footnote (b) in the table above) increased to 30.3% in 2020 compared to 28.7%, in 2019. LIFO income increased gross profit by 0.7% of net sales in 2020 compared to 1.3% of net sales in 2019

Operating expenses (as defined in footnote (c) in the table above) decreased $3.5 million, or 5.4%, to $60.8 million in 2020 from $64.3 million in 2019. As a percentage of net sales, operating expenses increased to 26.3% in 2020 compared to 22.2% in 2019. Operating expenses decreased in all categories, primarily as a result of lower sales volumes and our COVID-19 related cost reduction efforts.

Operating income for 2020 totaled $9.0 million, compared to $18.6 million in 2019.

Corporate expenses

Corporate expenses decreased $1.5 million, or 13.0%, to $9.8 million in 2020 compared to $11.3 million in 2019. The decreases in corporate expenses are primarily attributable to decreased variable incentive compensation related to decreased operating income and our COVID-19 related cost reduction efforts.

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

2020 Compared to 2019

Operating Activities

During 2020, we generated $61.7 million of net cash from operations, of which $14.5 million was generated from operating activities and $47.1 million was generated from working capital. Net cash from operations during 2020 was primarily comprised of the $20.0 million addback of non-cash depreciation and amortization expense to the net loss of $5.6 million. During 2019, we generated $129.6 million of net cash from operations, of which $22.8 million was generated from operating activities and $106.8 million was generated from working capital. Net cash from operations during 2019 was primarily comprised of net income of $3.9 million and the addback of non-cash depreciation and amortization expense.

Working capital at December 31, 2020 totaled $275.5 million, a $43.3 million decrease from December 31, 2019. The decrease was primarily attributable to a $37.2 million decrease in inventory (resulting from lower inventory levels and lower average inventory costs in 2020 compared to 2019), and a $16.4 million increase in accounts payable and outstanding checks (resulting from increased inventory purchases and higher inventory costs at the end of 2020 compared to 2019) offset by a $14.8 million increase in accounts receivable (resulting primarily from increased sales prices and shipping volumes at the end of 2020 compared to 2019).

Investing Activities

Net cash used for investing activities was $28.1 million during 2020, compared to $21.0 million during 2019. Investment activities in 2020 included the acquisition of Action Stainless for $19.5 million and $9.8 million of capital expenditures, primarily attributable to processing equipment at our existing facilities. Investment activities in 2019 included the acquisitions of McCullough and EZ Dumper for $11.1 million in the aggregate and $10.2 million of capital expenditures, primarily attributable to additional processing equipment at our existing facilities. During 2021, we expect our capital spending to be less than our annual depreciation expense.

Financing Activities

During 2020, $33.6 million of cash was used for financing activities, which primarily consisted of $32.3 million of net repayments under our ABL Credit Facility, and $0.9 million of dividends paid. During 2019, $112.1 million of cash was used for financing activities, which primarily consisted of $109.6 million of net repayments under our ABL Credit Facility, $1.5 million of repurchases of common stock and $0.9 million of dividends paid.

In February 2021, our Board of Directors approved a regular quarterly dividend of $0.02 per share, which is payable on March 15, 2021 to shareholders of record as of March 1, 2021. Our Board previously approved 2020 and 2019 regular quarterly dividends of $0.02 per share, which were paid in March, June, September and December of 2020 and 2019. Dividend distributions in the future are subject to the availability of cash, limitations on cash dividends under our ABL Credit Facility and continuing determination by our Board of Directors that the payment of dividends remains in the best interest of our shareholders.

Stock Repurchase Program

In 2015, our Board of Directors authorized a stock repurchase program of up to 550,000 shares of our issued and outstanding common stock, which could include open market repurchases, negotiated block transactions, accelerated stock repurchases or open market solicitations for shares, all or some of which may be effected through Rule 10b5-1 plans. Repurchased shares will be held in our treasury, or canceled and retired as our Board may determine from time to time. Any repurchases of common stock are subject to the covenants contained in the ABL Credit Facility. Under the ABL Credit Facility, we may repurchase common stock and pay dividends up to $5.0 million in the aggregate during any trailing twelve months without restrictions. Purchases in excess of $5.0 million require us to (i) maintain availability in excess of 20% of the aggregate revolver commitments ($95.0 million as of December 31, 2020) or (ii) to maintain availability equal to or greater than 15% of the aggregate revolver commitments ($71.3 million as of December 31, 2020) and we must maintain a pro-forma ratio of EBITDA, minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00. The timing and amount of any repurchases under the stock repurchase program will depend upon several factors, including market and business conditions, and limitations under the ABL Credit Facility, and repurchases may be discontinued at any time. As of December 31, 2020, 360,212 shares remain authorized for repurchase under the program.

During 2020 and 2019, we repurchased 15,000 and 109,505 shares, for an aggregate cost of $0.1 million and $1.5 million, respectively. There were no shares repurchased during 2018.

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

The ABL Credit Facility contains customary representations and warranties and certain covenants that limit our ability to, among other things: (i) incur or guarantee additional indebtedness; (ii) pay distributions on, redeem or repurchase capital stock or redeem or repurchase subordinated debt; (iii) make investments; (iv) sell assets; (v) enter into agreements that restrict distributions or other payments from restricted subsidiaries to us; (vi) incur liens securing indebtedness; (vii) consolidate, merge or transfer all or substantially all of our assets; and (viii) engage in transactions with affiliates. In addition, the ABL Credit Facility contains a financial covenant, which requires (i) if any commitments or obligations are outstanding our availability is less than the greater of $30 million or 10.0% of the aggregate amount of revolver commitments ($47.5 million at December 31, 2020) or 10.0% of the aggregate borrowing base ($28.5 million at December 31, 2020) then we must maintain a ratio of Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA) minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00 for the most recent twelve fiscal month period.

We have the option to borrow under its revolver based on the agent’s base rate plus a premium ranging from 0.00% to 0.25% or LIBOR plus a premium ranging from 1.25% to 2.75%.

As of December 31, 2020, we were in compliance with our covenants and had approximately $120.7 million of availability under the ABL Credit Facility.

As of December 31, 2020, $0.9 million of bank financing fees were included in “Prepaid expenses and other” and “Other long-term assets” on the accompanying Consolidated Balance Sheets. The financing fees are being amortized over the five-year term of the ABL Credit Facility and are included in “Interest and other expense on debt” on the accompanying Consolidated Statements of Comprehensive Income (Loss).

On January 10, 2019, we entered into a five-year forward starting fixed rate interest rate hedge in order to eliminate the variability of cash interest payments on $75 million of the outstanding LIBOR based borrowings under the ABL Credit Facility. The interest rate hedge fixed the rate at 2.57%.

Contractual Obligations

The following table reflects our contractual obligations as of December 31, 2020

Contractual Obligations			Less than			More than
(amounts in thousands)		Total	1 year	1-3 years	3-5 years	5 years
Long-term debt obligations	(a)	$160,609	$-	$160,609	$-	$-
Interest obligations	(b)	11,689	4,913	6,726	50	-
Finance lease obligations	(c)	3,547	914	1,429	817	387
Unrecognized tax positions	(d)	28	10	18	-	-
Other long-term liabilities	(e)	13,685	-	11,157	2,079	449
Total contractual obligations		$189,558	$5,837	$179,939	$2,946	$836

(a)	See Note 9 to the Consolidated Financial Statements.
(b)	Future interest obligations are calculated using the debt balances and interest rates in effect on December 31, 2020.
(c)	See Note 8 to the Consolidated Financial Statements.
(c)	See Note 14 to the Consolidated Financial Statements. Classification is based on expected settlement dates and the expiration of certain statutes of limitations.
(d)	Consists of retirement liabilities and deferred compensation payable in future years.

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

Other than derivative instruments discussed in Note 10 to the Consolidated Financial Statements, as of December 31, 2020, we had no material off-balance sheet arrangements.

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

Allowance for Credit Losses

The allowance for credit losses is maintained at a level considered appropriate based on historical experience and specific customer collection issues that we have identified. Estimations are based upon the application of a historical collection rate to the outstanding accounts receivable balance, which remains fairly level from year to year, and judgments about the probable effects of economic conditions on certain customers, which can fluctuate significantly from year to year. We cannot be certain that the rate of future credit losses will be similar to past experience. We consider all available information when assessing the adequacy of our allowance for credit losses each quarter.

Inventory Valuation

Non-LIFO inventories are stated at the lower of its cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. LIFO inventories are stated at the lower of cost or market. Market is the estimated selling price in the ordinary course of business, less reasonable predictable costs of completion. Inventory costs include the costs of the purchased metals, inbound freight, external and internal processing and applicable labor and overhead costs.

Costs of our carbon and specialty metals flat products segments’ inventories, including flat-rolled sheet, coil and plate products are determined using the specific identification method.

Certain of our tubular and pipe products inventory is stated under the last-in, first-out (LIFO) method. At December 31, 2020 and December 31, 2019, approximately $50.3 million, or 21.0% of consolidated inventory, and $39.1 million, or 14.3% of consolidated inventory, respectively, was reported under the LIFO method of accounting. The cost of the remainder of tubular and pipe product segment’s inventory is determined using a weighted average rolling first-in, first-out (FIFO) method.

On the Consolidated Statements of Comprehensive Income (Loss), “Cost of materials sold (exclusive of items shown separately below)” consists of the cost of purchased metals, inbound and internal transfer freight, external processing costs, and LIFO income or expense.

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

If a quantitative fair value measurement is used, the fair value of each indefinite-lived intangible asset is compared to its carrying value and an impairment charge is recorded if the carrying value exceeds the fair value. We estimate the fair value of indefinite-lived intangible assets using a discounted cash flow methodology. Management’s assumptions used for the calculations are based on historical results, projected financial information and recent economic events. Actual results could differ from these estimates under different assumptions or conditions, which could adversely affect the reported value of intangible assets.

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

We had no material unrecognized tax benefits as of or during the year period ended December 31, 2020. We expect no significant increases or decrease in unrecognized tax benefits due to changes in tax positions within one year of December 31, 2020.

Revenue Recognition

Our contracts with customers are comprised of purchase orders with standard terms and conditions. Occasionally we may also have longer-term agreements with customers. Substantially all of the contracts with customers require the delivery of metals, which represent single performance obligations that are satisfied upon transfer of control of the product to the customer.

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

Shipping and Handling Fees and Costs

Amounts charged to customers for shipping and other transportation services are included in net sales. The distribution expense line on the accompanying Consolidated Statements of Comprehensive Income (Loss) is entirely comprised of all shipping and other transportation costs incurred by us in shipping goods to its customers.

Stock-Based Compensation

We record compensation expense for stock awards issued to employees and directors. For additional information, see Note 12 to the Consolidated Financial Statements.

Impact of Recently Issued Accounting Pronouncements

In December 2019, the Financial Account Standards Board, or FASB, issued Accounting Standards Update (ASU) No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” The objective of this ASU is to simplify the accounting for income taxes by removing certain exceptions to general principles in ASC 740 and by clarifying and amending existing guidance within US generally accepted accounting principles, or US GAAP. ASU 2019-12 is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Different components of the guidance require retrospective, modified retrospective or prospective adoption, and early adoption is permitted. We will adopt this guidance when it becomes effective, in the first quarter of 2021, and the impact on our Consolidated Financial Statements is not expected to be material.

In August 2017, FASB issued ASU No 2017-12, “Derivatives and Hedging.” This ASU aligns an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. To meet that objective, the ASU expands and refines hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. This ASU also makes certain targeted improvements to simplify the application of hedge accounting guidance and ease the administrative burden of hedge documentation requirements and assessing hedge effectiveness. The adoption of this ASU on January 1, 2019, did not have a material impact on our Consolidated Financial Statements.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326).” which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. The ASU replaces the existing incurred loss impairment model with a forward-looking expected credit loss model, which will result in earlier recognition of credit losses. The adoption of this ASU on January 1, 2020 did not have a material impact on our Consolidated Financial Statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases,” which specifies the accounting for leases. The objective is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing and uncertainty of cash flows arising from a lease. This ASU introduces the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. The guidance was effective for annual reporting periods beginning after December 15, 2018 and interim periods within those fiscal years. The adoption of the guidance impacted our Consolidated Balance Sheets by the creation of right to use assets and lease liabilities. The adoption of this ASU on January 1, 2019, did not have a material impact on our Statements of Comprehensive Income (Loss) or on the Statements of Cash Flows. See Note 8 to the Consolidated Financial Statements.

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

We, like many other metals service centers, maintain substantial inventories of metals to accommodate the short lead times and just in time delivery requirements of our customers. Accordingly, we purchase metals in an effort to maintain our inventory at levels that we believe to be appropriate to satisfy the anticipated needs of our customers based upon historic buying practices, supply agreements with customers and market conditions. Our commitments to purchase metals are generally at prevailing market prices in effect at the time we place our orders. We have no long term, fixed price metals purchase contracts. When metals prices increase, competitive conditions will influence how much of the price increase we can pass on to our customers. To the extent we are unable to pass on future price increases in our raw materials to our customers, the net sales and profitability of our business could be adversely affected. When metals prices decline, customer demands for lower prices and our competitors’ responses to those demands could result in lower sale prices and, consequently, lower gross profits and inventory lower of cost or net realizable value adjustments as we sell existing inventory. Significant or rapid declines in metals prices or reductions in sales volumes could adversely impact our ability to remain in compliance with certain financial covenants in our ABL Credit Facility, as well as result in us incurring inventory or intangible asset impairment charges. Changing metals prices therefore could significantly impact our net sales, gross profits, operating income and net income.

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

Approximately 45%, 46% and 48% of our consolidated net sales in 2020, 2019 and 2018, respectively, were directly related to industrial machinery and equipment manufacturers and their fabricators.

Inflation generally affects us by increasing the cost of employee wages and benefits, transportation services, processing equipment, purchased metals, energy and borrowings under our ABL Credit Facility. General inflation, excluding increases in the price of metals and increased labor and distribution expense, has not had a material effect on our financial results during the past three years.

We are exposed to the impact of fluctuating metals prices and interest rate changes. During 2020, 2019 and 2018, we entered into metals swaps at the request of customers. These derivatives have not been designated as hedging instruments. For certain customers, we enter into contractual relationships that entitle us to pass-through the economic effect of trading positions that we take with other third parties on our customers’ behalf.

Our primary interest rate risk exposure results from variable rate debt. If interest rates in the future were to increase 100 basis points (1.0%) from December 31, 2020 rates and, assuming no change in total debt from December 31, 2020 levels, the additional annual interest expense to us would be approximately $0.9 million. We have the option to enter into 30- to 180-day fixed base rate LIBOR loans under the revolving credit facility provided by our ABL Credit Facility.

On January 10, 2019, we entered into a five-year interest rate swap that locked the interest rate at 2.567% on $75 million of our revolving debt.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Olympic Steel, Inc.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Olympic Steel, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Olympic Steel, Inc. (an Ohio corporation) and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of comprehensive income (loss), shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 25, 2021 expressed an unqualified opinion.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical audit matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Inventory Valuation

As described further in Note 1, inventories not stated under the last-in, first-out (LIFO) method, are stated at the lower of its cost or net realizable value and inventories stated under the last-in, first-out (LIFO) method, are stated at the lower of its cost or market. Inventory costs include the costs of the purchased metals, inbound freight, external and internal processing and applicable labor and overhead costs. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Market value is typically replacement cost, unless it exceeds net realizable value. At December 31, 2020, the Company’s net inventory balance was $240.0 million. We identified the valuation of inventory as a critical audit matter.

The principal consideration for our determination that the valuation of inventory is a critical audit matter is that auditing management’s evaluation of the estimates of the inventories net realizable value or market value is challenging due to the high degree of subjective auditor judgment necessary in evaluating management’s assumptions of reasonably predictable costs of completion, disposal and transportation and sales prices. These significant assumptions are forward-looking and could be affected by future economic and market conditions.

Our audit procedures related to the valuation of inventory included the following, among others:

●	We tested the design and operating effectiveness of the control over the Company’s inventory carrying value adjustment determination process.
●

We analyzed the changing price of metals using data obtained from third party sources to assess pricing trends that could result in a lower of cost or net realizable value or market adjustment and compared the trends we identified to the assumptions used by management in their analysis.

●

We selected a sample of sales invoices from the subsequent period and compared the selling price per the invoice to the cost of the finished goods inventory on hand at December 31, 2020, deducting applicable costs to sell the product, to determine if the inventory cost was less than net realizable value or market. We evaluated the sales price per the invoice to corroborate our understanding of future sales prices.

●	We performed a sensitivity analysis on management’s estimated cost to complete, dispose, and transport and sales prices.
●	The procedures performed included consideration of whether the information tested was consistent with evidence obtained in other areas of the audit.

/s/ GRANT THORNTON LLP

Cleveland, Ohio

February 25, 2021

We have served as the Company’s auditor since 2019.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Olympic Steel, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Olympic Steel, Inc. (an Ohio corporation) and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2020, and our report dated February 25, 2021 expressed an unqualified opinion on those financial statements.

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

February 25, 2021

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Olympic Steel, Inc.

Opinion on the Financial Statements

We have audited the consolidated statements of comprehensive income (loss), shareholders’ equity, and cash flows of Olympic Steel, Inc. and its subsidiaries (the “Company”) for the year ended December 31, 2018, including the related notes and schedule of valuation and qualifying accounts for the year ended December 31, 2018 listed in the accompanying index (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of these consolidated financial statements in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  We believe that our audit provides a reasonable basis for our opinion.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, our management used the criteria established in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on our assessment, we concluded that, as of December 31, 2020, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report, which appears herein.

Olympic Steel, Inc.

Consolidated Statements of Comprehensive Income (Loss)

For The Years Ended December 31,

(in thousands, except per share data)

	2020	2019	2018

Net sales	$1,234,144	$1,579,040	$1,715,081

Costs and expenses
Cost of materials sold (excludes items shown separately below)	979,099	1,280,110	1,372,954
Warehouse and processing	83,091	99,457	97,565
Administrative and general	71,451	76,863	81,107
Distribution	44,728	48,159	50,347
Selling	26,050	28,839	29,020
Occupancy	9,662	9,972	9,428
Depreciation	17,936	17,686	16,645
Amortization	1,554	1,344	963
Total costs and expenses	1,233,571	1,562,430	1,658,029
Operating income	573	16,610	57,052
Other loss, net	(73)	(32)	(307)
Income before interest and income taxes	500	16,578	56,745
Interest and other expense on debt	7,411	11,289	10,681
Income (loss) before income taxes	(6,911)	5,289	46,064
Income tax provision (benefit)	(1,316)	1,433	12,305
Net income (loss)	$(5,595)	$3,856	$33,759

Loss on cash flow hedges	(2,579)	(3,041)	-
Tax effect of hedges	645	760	-
Total comprehensive income (loss)	$(7,529)	$1,575	$33,759

Net income (loss) per share - basic	$(0.49)	$0.34	$2.95
Weighted average shares outstanding - basic	11,447	11,509	11,432
Net income (loss) per share - diluted	$(0.49)	$0.34	$2.95
Weighted average shares outstanding - diluted	11,447	11,509	11,440

Dividends declared per share of common stock	$0.08	$0.08	$0.08

The accompanying notes are an integral part of these consolidated statements.

 Olympic Steel, Inc.

Consolidated Balance Sheets

As of December 31,

(in thousands)

	2020	2019
Assets
Cash and cash equivalents	$5,533	$5,742
Accounts receivable, net	151,601	133,572
Inventories, net (includes LIFO debit of $2,115 and $598 as of December 31, 2020 and 2019, respectively)	240,001	273,531
Prepaid expenses and other	5,069	6,997
Total current assets	402,204	419,842
Property and equipment, at cost	434,579	417,124
Accumulated depreciation	(277,379)	(260,331)
Net property and equipment	157,200	156,793
Goodwill	5,123	3,423
Intangible assets, net	32,593	29,259
Other long-term assets	18,131	14,439
Right-of use assets, net	25,354	25,799
Total assets	$640,605	$649,555

Liabilities
Accounts payable	$87,291	$69,452
Accrued payroll	10,985	13,196
Other accrued liabilities	22,869	12,958
Current portion of lease liabilities	5,580	5,481
Total current liabilities	126,725	101,087
Credit facility revolver	160,609	192,925
Other long-term liabilities	22,478	14,511
Deferred income taxes	9,818	12,262
Lease liabilities	19,965	20,418
Total liabilities	339,595	341,203

Commitments and contingencies (Note 13)

Shareholders' Equity
Preferred stock, without par value, 5,000 shares authorized, no shares issued or outstanding	-	-
Common stock, without par value, 20,000 shares authorized; 11,075 issued; 11,075 and 10,996 shares outstanding	132,382	131,647
Treasury stock, at cost, 0 and 25 shares held	-	(335)
Accumulated other comprehensive loss	(4,215)	(2,281)
Retained earnings	172,843	179,321
Total shareholders' equity	301,010	308,352
Total liabilities and shareholders' equity	$640,605	$649,555

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Consolidated Statements of Cash Flows

For The Years Ended December 31,

(in thousands)

	2020	2019	2018
Adjustments to reconcile net income (loss) to net cash from (used for) operating activities.
Net income (loss)	$(5,595)	$3,856	$33,759
Adjustments to reconcile net income to net cash from operating activities -
Depreciation and amortization	20,008	19,548	18,035
(Gain) loss on disposition of property and equipment	2,026	(222)	64
Stock-based compensation	1,215	2,188	1,529
Intangibles and other long-term assets	(4,349)	(3,835)	1,970
Deferred income taxes and other long-term liabilities	1,220	1,283	(1,467)
	14,525	22,818	53,890
Changes in working capital:
Accounts receivable	(14,790)	42,141	(35,906)
Inventories	37,186	95,836	(78,662)
Prepaid expenses and other	2,112	2,464	47
Accounts payable	23,333	(33,651)	2,898
Change in outstanding checks	(6,893)	7,053	1,038
Accrued payroll and other accrued liabilities	6,179	(7,040)	6,194
	47,127	106,803	(104,391)
Net cash from (used for) operating activities	61,652	129,621	(50,501)

Cash flows from (used for) investing activities:
Acquisitions	(19,500)	(11,133)	(21,907)
Capital expenditures	(9,803)	(10,165)	(25,715)
Proceeds from disposition of property and equipment	1,154	269	126
Net cash used for investing activities	(28,149)	(21,029)	(47,496)

Cash flows from (used for) financing activities:
Credit facility revolver borrowings	339,538	536,944	597,867
Credit facility revolver repayments	(371,854)	(646,549)	(491,572)
Principal payments under finance lease obligation	(242)	(63)	(7)
Industrial revenue bond repayments	-	-	(930)
Credit facility fees and expenses	(124)	(100)	(171)
Repurchase of common stock	(145)	(1,522)	-
Dividends paid	(885)	(879)	(880)
Net cash from (used for) financing activities	(33,712)	(112,169)	104,307

Cash and cash equivalents:
Net change	(209)	(3,577)	6,310
Beginning balance	5,742	9,319	3,009
Ending balance	$5,533	$5,742	$9,319

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Supplemental Disclosures of Cash Flow Information

For The Years Ended December 31,

(in thousands)

	2020	2019	2018
Cash paid during the period

Interest paid	$7,002	$10,951	$10,241
Income taxes paid	$1	$460	$11,316

The Company incurred financing lease obligations of $1.4 million and $0.6 million during the years ended December 31, 2020 and 2019, respectively. This non-cash transaction has been excluded from the Consolidated Statement of Cash Flows for the twelve months ended December 31, 2020 and 2019.

The accompanying notes are an integral part of these consolidated statements.

Consolidated Statements of Shareholders’ Equity

For The Years Ended December 31,

(in thousands)

			Accumulated
			Other
	Common	Treasury	Comprehensive	Retained	Total
	Stock	Stock	Loss	Earnings	Equity

Balance at December 31, 2017	$129,453	$(337)	$-	$143,467	$272,583
Net income	$-	$-	$-	$33,759	$33,759
Payment of dividends	-	-	-	(880)	(880)
Stock-based compensation	1,324	205	-	-	1,529
Other	1	-	-	(1)	-
Balance at December 31, 2018	$130,778	$(132)	$-	$176,345	$306,991

Net income	$-	$-	$-	$3,856	$3,856
Payment of dividends	-	-	-	(879)	(879)
Stock-based compensation	869	1,319	-	-	2,188
Stock repurchase	-	(1,522)		-	(1,522)
Change in fair value of hedges	-	-	(2,281)	-	(2,281)
Other	-	-	-	(1)	(1)
Balance at December 31, 2019	$131,647	$(335)	$(2,281)	$179,321	$308,352

Net loss	$-	$-	$-	$(5,595)	$(5,595)
Payment of dividends	-	-	-	(885)	(885)
Stock-based compensation	735	480		-	1,215
Stock repurchase	-	(145)	-	-	(145)
Change in fair value of hedges	-	-	(1,934)	-	(1,934)
Other	-	-	-	2	2
Balance at December 31, 2020	$132,382	$-	$(4,215)	$172,843	$301,010

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Notes to Consolidated Financial Statements

For The Years Ended December 31, 2020, 2019 and 2018

1.	Summary of Significant Accounting Policies:

Nature of Business

The Company operates in three reportable segments; carbon flat products, specialty metals flat products, and tubular and pipe products. The carbon flat products segment and the specialty metals flat products segment are at times consolidated and referred to as the flat products segments. Certain of the flat products segments’ assets and resources are shared by the carbon and specialty metals flat products segments, and both segments’ products are stored in the shared facilities and, in some locations, processed on shared equipment. Due to the shared assets and resources, certain of the flat products segment expenses are allocated between the carbon flat products segment and the specialty metals flat products segment based upon an established allocation methodology. The carbon flat products segment sells and distributes large volumes of processed carbon and coated flat-rolled sheet, coil and plate products, and fabricated parts. Through the acquisitions of McCullough Industries (McCullough) and certain assets related to the manufacturing of the EZ Dumper® hydraulic dump inserts (EZ Dumper) in 2019, the carbon flat products segment expanded its product offerings to include self-dumping metal hoppers and steel and stainless-steel dump inserts for pickup truck and service truck beds. The specialty metals flat products segment sells and distributes processed aluminum and stainless flat-rolled sheet and coil products, flat bar products and fabricated parts. Through the acquisition of Action Stainless & Alloys, Inc. (Action Stainless) on December 14, 2020, the specialty metals flat products segment expanded its geographic footprint and enhanced its product offerings in stainless steel and aluminum plate, sheet, angles, rounds, flat bar, tubing and pipe. Action Stainless offers a range of processing capabilities, including plasma, laser and waterjet cutting and computer numerical control (CNC) machining. Through the acquisition of Berlin Metals, LLC (Berlin Metals) on April 2, 2018, the specialty metals flat products segment expanded its product offerings to include differing types of stainless flat-rolled sheet and coil and prime tin mill products. The tubular and pipe products segment, which consists of the Chicago Tube and Iron subsidiary (CTI), distributes metal tubing, pipe, bar, valves and fittings and fabricates pressure parts supplied to various industrial markets.

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

On March 11, 2020, the World Health Organization classified the novel coronavirus (COVID-19) outbreak as a pandemic. The pandemic had a significant impact on the Company’s Consolidated Financial Statements for the twelve months ended December 31, 2020, resulting in lower sales and a net loss for the year. The Company is an essential business and remains open in all locations, adhering to all health guidelines to operate safely provided by the Center for Disease Control and Prevention and local authorities. The COVID-19 pandemic had and could continue to have material and adverse effects on the financial condition, results of operations and cash flows in the near term due to, but not limited to, (i) reduced sales and profit levels, (ii) the slower payment of accounts receivable and potential increases in uncollectible accounts receivable, (iii) falling metals prices that could lead to lower of cost or net realizable value inventory adjustments and the impairment of intangible and long-lived assets, (v) reduced availability and productivity of our employees, (vi) increased operational risks as a result of remote work arrangements, including the potential effects on internal controls, as well as cybersecurity risks and increased vulnerability to security breaches, information technology disruptions and other similar events, (vii) negative impacts on our liquidity position, (viii) inability to access our traditional financing sources on the same or reasonably similar terms as were available before the COVID-19 pandemic, and (ix) increased costs and less ability to access funds under our ABL Credit Facility (as defined below in Note 9) and the capital markets. The Company has implemented actions to maintain its financial health and liquidity. The Company continues to closely monitor the impact of the COVID-19 pandemic on all aspects of its business. However, as a result of the many uncertainties surrounding the COVID-19 pandemic, the Company is unable to predict the impact that it ultimately will have on its financial condition, results of operations, comprehensive loss, and cash flows.

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

Concentration Risks

The Company is a major customer of flat-rolled coil and plate and tubular and pipe steel for many of its principal suppliers, but is not dependent on any one supplier. The Company purchased approximately 56%, 57% and 52% of its total steel requirements from its three largest suppliers in 2020, 2019, and 2018, respectively.

The Company has a diversified customer and geographic base, which reduces the inherent risk and cyclicality of its business. The concentration of net sales to the Company’s top 20 customers approximated 25%, 29% and 29% of consolidated net sales in 2020, 2019, and 2018, respectively. In addition, the Company’s largest customer accounted for approximately 2%, 5% and 5% of consolidated net sales in 2020, 2019, and 2018, respectively. Sales to industrial machinery and equipment manufacturers and their fabricators accounted for 45%, 46% and 48% of consolidated net sales in 2020, 2019, and 2018, respectively.

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

Allowance for Credit Losses

The Company’s allowance for credit losses is maintained at a level considered appropriate based on historical experience and specific customer collection issues that the Company has identified. Estimations are based upon the application of a historical collection rate to the outstanding accounts receivable balance, which remains fairly level from year to year, and judgments about the probable effects of economic conditions on certain customers, which can fluctuate significantly from year to year. The Company cannot guarantee that the rate of future credit losses will be similar to past experience. The Company considers all available information when assessing the adequacy of the allowance for credit losses each quarter.

Inventory Valuation

Non-last-in, first-out (LIFO) inventories are stated at the lower of its cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. LIFO inventories are stated at the lower of cost or market. Market is the estimated selling price in the ordinary course of business, less reasonable predictable costs of completion. Inventory costs include the costs of the purchased metals, inbound freight, external and internal processing and applicable labor and overhead costs.

Costs of the Company’s carbon and specialty metals flat products segments’ inventories, including flat-rolled sheet, coil and plate products are determined using the specific identification method.

Certain of the Company’s tubular and pipe products inventory is stated under the LIFO method. At December 31, 2020 and December 31, 2019, approximately $50.3 million, or 21.0% of consolidated inventory, and $39.1 million, or 14.3% of consolidated inventory, respectively, was reported under the LIFO method of accounting. The cost of the remainder of tubular and pipe product segment’s inventory is determined using a weighted average rolling first-in, first-out (FIFO) method.

On the Consolidated Statements of Comprehensive Income (Loss), “Cost of materials sold (exclusive of items shown separately below)” consists of the cost of purchased metals, inbound and internal transfer freight, external processing costs, and LIFO income or expense.

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

If a quantitative fair value measurement is used, the fair value of each indefinite-lived intangible asset is compared to its carrying value and an impairment charge is recorded if the carrying value exceeds the fair value. The Company estimates the fair value of indefinite-lived intangible assets using a discounted cash flow methodology. Management’s assumptions used for the calculations are based on historical results, projected financial information and recent economic events. Actual results could differ from these estimates under different assumptions or conditions, which could adversely affect the reported value of intangible assets.

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

The Company had no material unrecognized tax benefits as of or during the year ended December 31, 2020. The Company expects no significant increases or decrease in unrecognized tax benefits due to changes in tax positions within one year of December 31, 2020.

Revenue Recognition

The Company's contracts with customers are comprised of purchase orders with standard terms and conditions. Occasionally the Company may also have longer-term agreements with customers. Substantially all of the contracts with customers require the delivery of metals, which represent single performance obligations that are satisfied upon transfer of control of the product to the customer.

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

Shipping and Handling Fees and Costs

Amounts charged to customers for shipping and other transportation services are included in net sales. The distribution expense line on the accompanying Consolidated Statements of Comprehensive Income (Loss) is entirely comprised of all shipping and other transportation costs incurred by the Company in shipping goods to its customers.

Stock-Based Compensation

The Company records compensation expense for stock awards issued to employees and directors. For additional information, see Note 12, Equity Plans.

Impact of Recently Issued Accounting Pronouncements

In December 2019, the Financial Account Standards Board, or FASB, issued Accounting Standards Update (ASU) No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” The objective of this ASU is to simplify the accounting for income taxes by removing certain exceptions to general principles in ASC 740 and by clarifying and amending existing guidance within US generally accepted accounting principles (US GAAP). ASU 2019-12 is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Different components of the guidance require retrospective, modified retrospective or prospective adoption, and early adoption is permitted. The Company will adopt this guidance when it becomes effective, in the first quarter of 2021, and the impact on our Consolidated Financial Statements is not expected to be material.

In August 2017, the FASB issued ASU No 2017-12, “Derivatives and Hedging.” This ASU aligns an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. To meet that objective, the ASU expands and refines hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. This ASU also makes certain targeted improvements to simplify the application of hedge accounting guidance and ease the administrative burden of hedge documentation requirements and assessing hedge effectiveness. This ASU is the final version of proposed ASU 2016-310, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.” which has been deleted. For public business entities, this ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. All transition requirements and elections were applied to hedging relationships existing (that is, hedging relationships in which the hedging instrument has not expired, been sold, terminated, or exercised or the entity has not removed the designation of the hedging relationship) on the date of adoption. The effect of adoption was reflected as of the beginning of 2019. The adoption of this ASU did not have a material impact on the Company’s Consolidated Financial Statements.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326).” which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. The ASU replaces the existing incurred loss impairment model with a forward-looking expected credit loss model, which will result in earlier recognition of credit losses. The adoption of this ASU on January 1, 2020 did not have a material impact on the Company’s Consolidated Financial Statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases,” which specifies the accounting for leases. The objective is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing and uncertainty of cash flows arising from a lease. This ASU introduces the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. The guidance was effective for annual reporting periods beginning after December 15, 2018 and interim periods within those fiscal years. The adoption of the guidance impacted the Company’s Consolidated Balance Sheets by the creation of right to use assets and lease liabilities. The adoption of this ASU did not have a material impact on the Company’s Statements of Comprehensive Income (Loss) or on the Statements of Cash Flows. See Note 8 to the Consolidated Financial Statements.

2.	Acquisitions

On December 14, 2020, the Company acquired the assets of Action Stainless & Alloys, Inc. based outside of Dallas, Texas for $19.5 million.  Action Stainless is a full line distributor of stainless steel and aluminum plate, sheet, angles, rounds, flat bar, tubing and pipe and offers a wide range of processing capabilities including plasma, laser and waterjet cutting and CNC machining.  As of the effective date of the acquisition Action Stainless' results are included in the Company’s specialty metals flat products segment.  Upon the acquisition, the Company entered into an amendment to its credit facility to include the eligible assets of Action Stainless.

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

The acquisitions are not considered significant and thus pro forma information has not been provided. The acquisitions were accounted for as business combinations and the assets and liabilities were valued at fair market value. The table below summarizes the final purchase price allocation of the fair market values of the assets acquired and liabilities assumed for acquisitions prior to 2020 and the preliminary allocation of the purchase price allocation of the fair market values of the assets acquired and liabilities assumed for Action Stainless.

	Action Stainless	EZ Dumper	McCullough	Berlin Metals
	As of	As of	As of	As of
Details of Acquisition (in thousands)	December 14, 2020	August 5, 2019	January 2, 2019	April 2, 2018
Assets acquired
Accounts receivable, net	$3,239	$-	$461	$6,609
Inventories	3,656	43	586	14,769
Property and equipment	10,610	67	4,138	2,898
Prepaid expenses and other	204	-	-	345
Goodwill	1,700	166	898	-
Intangible assets	4,604	23	5,599	5,255
Total assets acquired	24,013	299	11,682	29,876
Total liabilities assumed	(4,513)	(166)	(682)	(7,969)
Cash paid	$19,500	$133	$11,000	$21,907

The purchase price allocations presented above is based upon management’s estimate of the fair value of the acquired assets and assumed liabilities using Level 3 valuation techniques including income, cost and market approaches. The fair value estimates involve the use of estimates and assumptions, including, but not limited to, the timing and amounts of future cash flows, revenue growth rates, discount rates, and royalty rates. The total liabilities assumed for Action Stainless includes an immaterial earn-out amount.

3.	Revenue Recognition

The Company provides metals processing, distribution and delivery of large volumes of processed carbon, coated flat-rolled sheet, coil and plate products, aluminum, and stainless flat-rolled products, prime tin mill products, flat bar products, metal tubing, pipe, bar, valves, fittings, and fabricated parts. The Company's contracts with customers are comprised of purchase orders with standard terms and conditions. Occasionally the Company may also have longer-term agreements with customers. Substantially all of the contracts with customers require the delivery of metals, which represent single performance obligations that are satisfied at a point in time upon transfer of control of the product to the customer.

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

	Disaggregated Revenue by Products Sold
	For the Twelve Months Ended December 31, 2020
	Carbon flat products	Specialty metals flat products	Tubular and pipe products	Total
Hot Rolled	29.7%	-	-	29.7%
Plate	9.6%	-	-	9.6%
Cold Rolled	5.9%	-	-	5.9%
Coated	9.6%	-	-	9.6%
Specialty	-	23.5%	-	23.5%
Pipe & Tube	-	-	18.7%	18.7%
Other	1.1%	1.9%	-	3.0%
Total	55.9%	25.4%	18.7%	100.0%

	Disaggregated Revenue by Products Sold
	For the Twelve Months Ended December 31, 2019
	Carbon flat products	Specialty metals flat products	Tubular and pipe products	Total
Hot Rolled	32.3%	-	-	32.3%
Plate	12.2%	-	-	12.2%
Cold Rolled	5.5%	-	-	5.5%
Coated	7.7%	-	-	7.7%
Specialty	-	20.9%	-	20.9%
Pipe & Tube	-	-	18.3%	18.3%
Other	1.0%	2.1%	-	3.1%
Total	58.7%	23.0%	18.3%	100.0%

4.	Accounts Receivable:

Accounts receivable are presented net of allowances for credit losses and unissued credits of $3.6 million and $3.7 million as of December 31, 2020 and 2019, respectively. Credit loss expense totaled $1.2 million, $0.6 million and $0.6 million in 2020, 2019, and 2018, respectively. The allowance for credit losses is maintained at a level considered appropriate based on historical experience, specific customer collection issues that have been identified, current market conditions and estimates for supportable forecasts when appropriate. Estimations are based upon a calculated percentage of accounts receivable, which remains fairly level from year to year, and judgments about the probable effects of economic conditions on certain customers, which can fluctuate significantly from year to year. The Company cannot guarantee that the rate of future credit losses will be similar to past experience. The Company considers all available information when assessing the adequacy of its allowance for credit losses and unissued credits.

5.	Inventories:

Inventories consisted of the following:

	As of December 31,
(in thousands)	2020	2019
Unprocessed	$194,614	$220,787
Processed and finished	45,387	52,744
Total	$240,001	$273,531

During 2020, the Company recorded $1.5 million of LIFO income as a result of decreased metals pricing during 2020. The LIFO income increased the Company’s inventory balance and decreased its cost of materials sold. During 2019, the Company recorded $3.7 million of LIFO income as a result of decreased metals pricing during 2019. The LIFO income increased the Company’s inventory balance and decreased its cost of materials sold.

Our inventory quantities were reduced during 2020 and 2019 resulting in a liquidation of LIFO inventory layers (a “LIFO decrement”). A LIFO decrement results in the erosion of layers created in earlier years, and, therefore, a LIFO layer is not created for years that have decrements. For the years ended December 31, 2020 and 2019 the effect of the LIFO decrement impacted cost of materials sold by an immaterial amount.

If the FIFO method had been in use, inventories would have been $2.1 million and $0.6 million lower than reported at December 31, 2020 and 2019, respectively.

6.	Property and Equipment:

Property and equipment consists of the following:

(in thousands)	Depreciable Lives			December 31, 2020	December 31, 2019

Land		-		$15,698	$16,046
Land improvements	5	-	10	3,742	3,675
Buildings and improvements	7	-	30	148,507	142,663
Machinery and equipment	2	-	15	222,802	213,994
Furniture and fixtures	3	-	7	6,699	6,493
Computer software and equipment	2	-	5	28,977	28,653
Vehicles	2	-	5	2,504	2,272
Financing lease				3,582	613
Construction in progress		-		2,068	2,715
				434,579	417,124
Less accumulated depreciation				(277,379)	(260,331)
Net property and equipment				$157,200	$156,793

Leasehold improvements are included with buildings and improvements and are depreciated over the life of the lease or seven years, whichever is less.

Construction in progress as of December 31, 2020 and December 31, 2019, primarily consisted of payments for additional processing equipment and ERP implementations at our existing facilities that were not yet placed into service.

7.	Goodwill and Intangible Assets:

The Company’s intangible assets were recorded in connection with its acquisitions of Action Stainless in 2020, EZ Dumper and McCullough in 2019, its acquisition of Berlin Metals in 2018 and its acquisition of CTI in 2011. The intangible assets were evaluated on the premise of highest and best use to a market participant, primarily utilizing the income approach valuation methodology. The useful life of the customer relationships was determined to be fifteen years, based primarily on the consistent and predictable revenue source associated with the existing customer base, the present value of which extends through the fifteen-year amortization period. The useful life of the non-compete agreements was determined to be the length of the non-compete agreements, which range from one to five years. The useful life of the trade names was determined to be indefinite primarily due to their history and reputation in the marketplace, the Company’s expectation that the trade names will continue to be used, and the conclusion that there are currently no other factors identified that would limit their useful life. The Company will continue to evaluate the useful life assigned to its amortizable customer relationships and noncompete agreements in future periods.

Goodwill, by reportable unit, was as follows as of December 31, 2020 and December 31, 2019, respectively. The goodwill is deductible for tax purposes.

(in thousands)	Carbon Flat Products	Specialty Metals Flat Products	Tubular and Pipe Products	Total
Balance as of December 31, 2018	$1,065	$2,358	$-	$3,423
Acquisitions	-	-	-	3,423
Impairments	-	-	-	3,423
Balance as of December 31, 2019	1,065	2,358	-	3,423
Acquisitions	-	1,700	-	1,700
Impairments	-	-	-	-
Balance as of December 31, 2020	$1,065	$4,058	$-	$5,123

During 2020 and 2019, a qualitative test was performed for the indefinitely lived intangible assets and no indication of impairment was present.

Intangible assets, net, consisted of the following as of December 31, 2020 and 2019, respectively:

	As of December 31, 2020
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net

Customer relationships - subject to amortization	$21,442	$(9,101)	$12,341
Covenant not to compete - subject to amortization	259	(186)	73
Trade name - not subject to amortization	20,179	-	20,179
	$41,880	$(9,287)	$32,593

	As of December 31, 2019
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net

Customer relationships - subject to amortization	$18,022	$(7,900)	$10,122
Covenant not to compete - subject to amortization	259	(117)	142
Trade name - not subject to amortization	18,995	-	18,995
	$37,276	$(8,017)	$29,259

The Company estimates that amortization expense for its intangible assets subject to amortization will be approximately $1.5 million per year for the next two years and $1.4 million per year for the three years thereafter.

8.	Leases:

The Company leases warehouses and office space, industrial equipment, office equipment, vehicles, industrial gas tanks and forklifts from other parties and leases land and warehouse space to third parties. The Company determines if a contract contains a lease when the contract conveys the right to control the use of identified assets for a period in exchange for consideration. Upon identification and commencement of a lease, the Company establishes a right-of-use (ROU) asset and a lease liability. Operating leases are included in ROU assets, current portion of lease liabilities, and lease liabilities on the accompanying Consolidated Balance Sheets. Financing leases are included in property, plant and equipment, other accrued liabilities and other long-term liabilities.

The Company has remaining lease terms ranging from one year to 18 years, some of these include options to renew the lease for up to five years. The total lease term is determined by considering the initial term per the lease agreement, which is adjusted to include any renewal options that the Company is reasonably certain to exercise as well as any period that the Company has control over the space before the stated initial term of the agreement. If the Company determines a reasonable certainty of exercising termination or early buyout options, then the lease terms are adjusted to account for these facts.

Under the transition method selected by the Company, leases existing at, or entered into after, January 1, 2019 were required to be recognized and measured. Prior period amounts have not been adjusted and continue to be reflected in accordance with the Company’s historical reporting. The adoption of this standard resulted in the recording of ROU assets and operating lease liabilities of approximately $30.1 million as of January 1, 2019, with no related impact on the Company’s Consolidated Statements of Comprehensive Income (Loss) or Consolidated Statements of Cash Flows. Short-term leases have not been recorded on the consolidated balance sheets.

The Company leases one warehouse from a related party. The Company’s Executive Chairman of the Board owns 50% of an entity that owns one of the Cleveland warehouses and leases it to the Company at a fair market value annual rental of $0.2 million. The lease expires on December 31, 2023 with three five-year renewal options.

The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which, among other things, allows the Company to carry forward its historical lease classification.

The Company made an accounting policy election to not separate non-lease components from lease components for the vehicle ROU asset class. This election has been made to significantly reduce the administrative burden, which would be imposed on the Company. No accounting policy elections were made for the remaining ROU asset classes.

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

The components of lease expense were as follows for the years ended December 31, 2020 and 2019:

(in thousands)	2020	2019
Operating lease cost	$7,089	$7,013
Finance lease cost
Amortization	254	67
Interest on lease liabilities	54	15
	$308	$82

Supplemental cash flow information related to leases was as follows for the years ended December 31, 2020 and 2019:

(in thousands)	2020	2019

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,996	$6,913
Operating cash flows from finance leases	54	15
Financing cash flows from finance leases	242	63
Total cash paid for amounts included in the measurement of lease liabilities	$7,292	$6,991

Supplemental balance sheet information related to leases was as follows:

(in thousands)	2020	2019

Operating leases
Operating lease	$36,060	$31,506
Operating lease accumulated amortization	(10,706)	(5,808)
Operating lease right of use asset, net	$25,354	$25,698

Operating lease current liabilities	5,580	5,481
Operating lease liabilities	19,965	20,418
	$25,545	$25,899

(in thousands)	2020	2019
Finance leases
Finance lease	$3,582	$613
Finance lease accumulated depreciation	(333)	(67)
Finance lease, net	$3,249	$546

Finance lease current liabilities	815	108
Finance lease liabilities	2,453	443
	$3,268	$551

Weighted average remaining lease term (in years)	2020	2019
Operating leases	7
Finance leases	6

Weighted average discount rate
Operating leases	3.76%	3.72%
Finance leases	3.80%	4.01%

Maturities of lease liabilities were as follows:

(in thousands)	Operating Lease	Finance Lease
Year Ending December 31,
2021	$6,405	$914
2022	5,384	851
2023	4,406	578
2024	3,773	492
2025	2,491	325
Thereafter	6,407	387
Total future minimum lease payments	$28,866	$3,547
Less remaining imputed interest	(3,321)	(279)
Total	$25,545	$3,268

9.	Debt:

The Company’s debt is comprised of the following components:

	As of December 31,
(in thousands)	2020	2019
Asset-based revolving credit facility due December 8, 2022	$160,609	$192,925
Total debt	160,609	192,925
Less current amount	-	-
Total long-term debt	$160,609	$192,925

On December 14, 2020, the Company amended its Third Amended and Restated Loan and Security Agreement and entered into its existing Joinder and Third Amendment to Third Amended and Restated Loan and Security Agreement (the ABL Credit Facility). The amendment includes the assets acquired from Action Stainless on December 14, 2020. The Company’s the ABL Credit Facility is collateralized by the Company’s accounts receivable, inventory and personal property. The ABL Credit Facility consists of (i) a revolving credit facility of $445 million, including a $20 million sub-limit for letters of credit and (ii) a first in, last out revolving credit facility of up to $30 million. Under the terms of the ABL Credit Facility, the Company may request additional commitments in the aggregate principal amount of up to $200 million to the extent that existing or new lenders agree to provide such additional commitments. Revolver borrowings are limited to the lesser of a borrowing base, comprised of eligible receivables and inventories, or $475 million in the aggregate. The ABL Credit Facility matures on December 8, 2022.

The ABL Credit Facility contains customary representations and warranties and certain covenants that limit the ability of the Company to, among other things: (i) incur or guarantee additional indebtedness; (ii) pay distributions on, redeem or repurchase capital stock or redeem or repurchase subordinated debt; (iii) make investments; (iv) sell assets; (v) enter into agreements that restrict distributions or other payments from restricted subsidiaries to the Company; (vi) incur liens securing indebtedness; (vii) consolidate, merge or transfer all or substantially all of the Company’s assets; and (viii) engage in transactions with affiliates. In addition, the ABL Credit Facility contains a financial covenant, which requires (i) if any commitments or obligations are outstanding and the Company’s availability is less than the greater of $30 million or 10.0% of the aggregate amount of revolver commitments ($47.5 million at December 31, 2020) or 10.0% of the aggregate borrowing base ($28.5 million at December 31, 2020) then the Company must maintain a ratio of Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA) minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00 for the most recent twelve fiscal month period.

The Company has the option to borrow under its revolver based on the agent’s base rate plus a premium ranging from 0.00% to 0.25% or the London Interbank Offered Rate (LIBOR) plus a premium ranging from 1.25% to 2.75%.

As of December 31, 2020, the Company was in compliance with its covenants and had approximately $120.7 million of availability under the ABL Credit Facility.

As of December 31, 2020, and December 31, 2019, $0.9 million and $1.3 million, respectively, of bank financing fees were included in “Prepaid expenses and other” and “Other long-term assets” on the accompanying Consolidated Balance Sheets. The financing fees are being amortized over the five-year term of the ABL Credit Facility and are included in “Interest and other expense on debt” on the accompanying Consolidated Statements of Comprehensive Income (Loss).

As part of the CTI acquisition in July 2011, the Company assumed approximately $5.9 million of Industrial Revenue Bond (IRB) indebtedness. On March 1, 2018, the Company made the final $0.9 million payment on the IRB and the letter of credit and fixed interest rate swap associated with the IRB were terminated.

Scheduled Debt Maturities, Interest, Debt Carrying Values

The Company’s principal payments over the next five years are detailed in the table below:

(in thousands)	2021	2022	2023	2024	2025	Total
ABL Credit Facility	$-	$160,609	$-	$-	$-	$160,609
Total principal payments	$-	$160,609	$-	$-	$-	$160,609

The overall effective interest rate for all debt, exclusive of deferred financing fees and deferred commitment fees, amounted to 3.25%, 4.0% and 3.7% in 2020, 2019 and 2018, respectively. Interest paid totaled $7.0 million, $11.0 million and $10.2 million for the years ended December 31, 2020, 2019 and 2018, respectively. Average total debt outstanding was $188.4 million, $257.6 million and $275.3 million in 2020, 2019 and 2018, respectively.

10.	Derivative Instruments:

Metals swaps

During 2020, 2019 and 2018, the Company entered into nickel swaps indexed to the London Metal Exchange (LME) price of nickel with third-party brokers. The nickel swaps are treated as derivatives for accounting purposes and are included in “Other accrued liabilities” and “Prepaid expenses and other” on the Consolidated Balance Sheets at December 31, 2019. There were no outstanding metal swaps at December 31, 2020. The Company entered into the swaps to mitigate its customers’ risk of volatility in the price of metals. The swaps are settled with the brokers at maturity. The economic benefit or loss arising from the changes in fair value of the swaps is contractually passed through to the customer. The primary risk associated with the metals swaps is the ability of customers or third-party brokers to honor their agreements with the Company related to derivative instruments. If the customer or third-party brokers are unable to honor their agreements, the Company’s risk of loss is the fair value of the metals swaps.

While these derivatives are intended to help the Company manage risk, they have not been designated as hedging instruments. The periodic changes in fair value of the metals and embedded customer derivative instruments are included in “Cost of materials sold” in the Consolidated Statements of Comprehensive Income (Loss). The Company recognizes derivative positions with both the customer and the third party for the derivatives and classifies cash settlement amounts associated with them as part of “Cost of materials sold” in the Consolidated Statements of Comprehensive Income (Loss). The cumulative change in fair value of the metals swaps that had not yet settled as of December 31, 2019 were included in “Other accrued liabilities,” and the embedded customer derivatives are included in “Accounts Receivable, net” on the Consolidated Balance Sheets.

Fixed rate interest rate hedge

On January 10, 2019, the Company entered into a five-year forward starting fixed rate interest rate hedge in order to eliminate the variability of cash interest payments on $75 million of the outstanding LIBOR based borrowings under the ABL Credit Facility. The interest rate hedge fixed the rate at 2.57%. The interest rate hedge is included in “Other long-term liabilities” on the Consolidated Balance Sheets as of December 31, 2020 and 2019 and had a fair value of $5.6 million and $3.0 million, respectively. The mark-to-market adjustment of the fair value of the hedge is recorded to “Accumulated other comprehensive loss” on the Company’s Consolidate Balance Sheets. Although the Company is exposed to credit loss in the event of nonperformance by the other party to the interest rate hedge agreement, the Company anticipates performance by the counterparty.

Interest rate swap

CTI entered into an interest rate swap to reduce the impact of changes in interest rates on its IRB. The swap agreement matured in April 2018. The periodic changes in fair value of the interest rate swap and cash settlement amounts associated with the interest rate swap were included in “Interest and other expense on debt” in the Consolidated Statements of Comprehensive Income (Loss).

There was no net impact from the nickel swaps or embedded customer derivative agreements to the Company’s Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2020, 2019 and 2018. The table below shows the total impact to the Company’s Consolidated Statements of Comprehensive Income (Loss) through “Net income (loss)” of the derivatives for the years ended December 31, 2020, 2019 and 2018.

	Net Gain (Loss) Recognized
(in thousands)	2020	2019	2018
Fixed interest rate hedge	$(1,520)	$(227)	$-
Interest rate swap (CTI)	-	-	(5)
Metals swaps	55	291	(79)
Embedded customer derivatives	(55)	(291)	79
Total loss	$(1,520)	$(227)	$(5)

11.	Fair Value of Assets and Liabilities:

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

During 2020 and 2019, there were no transfers of financial assets between Levels 1, 2 or 3 fair value measurements. There have been no changes in the methodologies used at December 31, 2020. Following is a description of the valuation methodologies used for assets and liabilities measured at fair value as of December 31, 2020:

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

The following tables present information about the Company’s assets and liabilities that were measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company:

	Value of Items Recorded at Fair Value
	As of December 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Total
Liabilities:
Fixed interest rate hedge	$-	$5,620	$-	$5,620
Total liabilities recorded at fair value	$-	$5,620	$-	$5,620

	Value of Items Recorded at Fair Value
	As of December 31, 2019
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Embedded customer derivatives	$-	$4	$-	$4
Total assets at fair value	$-	$4	$-	$4

Liabilities:
Metal swaps	$-	$4	$-	$4
Fixed interest rate hedge	-	3,041	-	3,041
Total liabilities recorded at fair value	$-	$3,045	$-	$3,045

The value of the items not recorded at fair value represent the carrying value of the liabilities.

The carrying value of the ABL Credit Facility was $160.6 million and $192.9 million at December 31, 2020 and 2019, respectively. Because the ABL Credit Facility was amended on December 14, 2020, management believes that its carrying value approximates fair value.

12.	Equity Plans:

Restricted Stock Units

Pursuant to the Amended and Restated Olympic Steel 2007 Omnibus Incentive Plan (the Incentive Plan), the Company may grant stock options, stock appreciation rights, restricted shares, restricted share units (RSUs), performance shares, and other stock- and cash-based awards to employees and directors of, and consultants to, the Company and its affiliates. Since adoption of the Incentive Plan, 1,000,000 shares of common stock have been authorized for equity grants.

On an annual basis the compensation committee of the Company’s Board of Directors awards RSUs, to each non-employee director as part of their annual compensation. The annual awards for 2020 and 2019 per director were $80,000. Subject to the terms of the Incentive Plan and the RSU agreement, the RSUs vest after one year of service (from the date of grant). The RSUs are not converted into shares of common stock until the director either resigns or is terminated from the board of directors.

Under the Incentive Plan, each eligible participant is awarded RSUs with a dollar value equal to 10% of the participant’s base salary, up to an annual maximum of $17,500. The RSUs have a five-year vesting period and the RSUs will convert into the right to receive shares of common stock upon a participant’s retirement, or earlier upon the participant’s death or disability or upon a change in control of the Company. New awards under the Incentive Plan for 2020 were suspended as part of management’s COVID-19 related cost reduction efforts.

Under the Incentive Plan, the Company awards RSUs to newly-appointed executive officers, based upon a percentage of their base salary. Upon Mr. Marabito’s promotion to Chief Executive Officer and Mr. Manson’s promotion to Chief Financial Officer on January 1, 2019, they received 51,506 RSUs and 14,891 RSUs, respectively. Upon Mr. Greiff’s promotion to President and Chief Operating Officer on January 1, 2020, he received 15,694 RSUs. The RSUs will vest five years from the grant date, or earlier upon death or disability or upon a change in control of the Company.

Stock-based compensation expense recognized on RSUs for the years ended December 31, 2020, 2019 and 2018, respectively, is summarized in the following table:

	For the years ended December 31,
(in thousands)	2020	2019	2018
RSU expense before taxes of the Plan	$1,265	$965	$643
RSU expense after taxes	1,024	704	471

All pre-tax charges related to RSUs were included in the caption “Administrative and general” on the accompanying Consolidated Statements of Comprehensive Income (Loss). The total compensation cost of non-vested awards totaled $1.7 million and the weighted average remaining vesting period is 2 years as of December 31, 2020.

The following table summarizes the activity related to RSUs for the twelve months ended December 31, 2020, 2019 and 2018:

	2020		2019		2018
	Number of Shares	Weighted Average Estimated Fair Value	Number of Shares	Weighted Average Estimated Fair Value	Number of Shares	Weighted Average Estimated Fair Value
Beginning balance	636,086	$19.25	527,546	$20.65	469,069	$20.11
Granted	70,588	11.92	207,521	16.36	84,283	22.33
Converted into shares	(94,161)	20.27	(96,845)	20.59	(19,097)	16.09
Forfeited	(1,973)	18.14	(2,136)	22.80	(6,709)	16.98
Outstanding at December 31	610,540	$18.25	636,086	$19.25	527,546	$20.65
Vested at December 31	375,692	$18.88	419,721	$20.37	436,069	$20.42

Of the RSUs granted in 2019 and 2018, 62,229 and 38,052, respectively, were used to fund supplemental executive retirement plan (SERP) contributions. No RSUs were used to fund the SERP in 2020.

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

At December 31, 2020, approximately 269 of the hourly plant personnel are represented by nine separate collective bargaining units.  The Indianapolis, Indiana union agreement expired on January 29, 2021.  The employees covered by the union agreement continue to work as the new contract is negotiated.  The table below shows the expiration dates of the collective bargaining agreements.

Facility	Expiration date
Indianapolis, Indiana	January 29, 2021
St. Paul, Minnesota	May 25, 2021
Milan, Illinois	August 12, 2021
Minneapolis (plate), Minnesota	March 31, 2022
Detroit, Michigan	August 31, 2022
Hammond, Indiana	November 30, 2024
Locust, North Carolina	March 4, 2025
Romeoville, Illinois	May 31, 2025
Minneapolis (coil), Minnesota	September 30, 2025

14.	Income Taxes:

The components of the Company’s provision (benefit) for income taxes from continuing operations were as follows:

	As of December 31,
(in thousands)	2020	2019	2018
Current:
Federal	$321	$1,747	$9,188
International	103	107	-
State and local	59	22	1,797
	483	1,876	10,985
Deferred	(1,799)	(443)	1,320
Income tax provision (benefit)	$(1,316)	$1,433	$12,305

The components of the Company’s deferred income taxes at December 31 are as follows:

(in thousands)	2020	2019
Deferred tax assets:
Inventory (excluding LIFO reserve)	$1,529	$1,353
Net operating loss and tax credit carryforwards	3,510	3,198
Allowance for credit losses	440	513
Accrued expenses	5,778	5,486
Lease liabilities	7,348	6,718
Interest rate hedge	1,405	760
Other	390	237
Deferred tax assets before valuation allowance	20,400	18,265
Valuation allowance	(2,302)	(2,215)
Total deferred tax assets	18,098	16,050

Deferred tax liabilities:
LIFO reserve	(3,528)	(3,646)
Property and equipment	(13,562)	(13,250)
Lease right of use assets	(7,294)	(6,718)
Intangibles	(3,532)	(4,698)
Total deferred tax liabilities	(27,916)	(28,312)
Deferred tax liabilities, net	$(9,818)	$(12,262)

The deferred tax liability decreased by $645 thousand related to the fixed interest rate hedge, which is recorded in “Other Comprehensive Income (Loss)” in the Consolidated Statements of Comprehensive Income (Loss).

The following table summarizes the activity related to the Company’s gross unrecognized tax benefits:

(in thousands)	2020	2019	2018
Balance as of January 1	$28	$27	$40
Change in tax due to tax law	-	-	(12)
Increases related to current year tax positions	8	10	9
Decreases related to lapsing of statute of limitations	(8)	(9)	(10)
Balance as of December 31	$28	$28	$27

It is expected that the amount of unrecognized tax benefits will not materially change in the next twelve months. The tax years 2017 through 2019 remain open to examination by major taxing jurisdictions to which the Company is subject.

The Company recognized interest related to uncertain tax positions in the income tax provision.

The following table reconciles the U.S. federal statutory rate to the Company’s effective tax rate:

	2020	2019	2018
U.S. federal statutory rate in effect	21.0%	21.0%	21.0%
State and local taxes, net of federal benefit	1.0%	3.7%	4.6%
Meals and entertainment	(1.8)%	5.8%	0.6%
Tax credits	2.0%	(4.2)%	(0.6)%
Stock based compensation	(3.4)%	-	-
All other, net	0.2%	0.8%	1.1%
Effective income tax rate	19.0%	27.1%	26.7%

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was enacted and signed into law. The CARES Act, among other items, contains a modification on the limitation of business interest for tax years beginning in 2019 and 2020. The modification to Section 163(j) increases the allowable business interest deduction from 30% of adjusted taxable income to 50% of adjusted taxable income. This modification increases the allowable interest expense deduction of the Company and results in less taxable income. As a result of the CARES Act, it is anticipated that the Company will not have any disallowed interest expense in 2020 for federal tax purposes. On December 27, 2020 the Consolidated Appropriations Act of 2021 (“the Appropriations Act”) was signed into law. The Appropriations Act, among other things, includes modifications to the meals and entertainment deduction, increased limitations on charitable deductions for corporate taxpayers, and enhancements of expiring tax “extender” provisions. The Company has completed its assessment of the impact of the legislation, and there is no impact to the Company’s consolidated financial statements.

Income taxes paid in 2020, 2019 and 2018 totaled $1 thousand, $0.5 million and $11.3 million, respectively. Some subsidiaries of the Company’s consolidated group file state tax returns on a separate company basis and have state net operating loss carryforwards expiring over the next two to 20 years. A valuation allowance is recorded to reduce certain deferred tax assets to the amount that is more likely than not to be realized. The valuation allowances recorded as of December 31, 2020 and 2019 were related to certain state net operating losses and totaled $2.3 million and $2.2 million, respectively.

15.	Shares Outstanding and Earnings Per Share:

Earnings per share have been calculated based on the weighted average number of shares outstanding as set forth below:

	For the years ended December 31,
(in thousands, except per share data)	2020	2019	2018

Weighted average basic shares outstanding	11,447	11,509	11,432
Assumed exercise of stock options and issuance of stock awards	-	-	8
Weighted average diluted shares outstanding	11,447	11,509	11,440
Net income (loss)	$(5,595)	$3,856	$33,759
Basic earnings (loss) per share	$(0.49)	$0.34	$2.95
Diluted earnings (loss) per share	$(0.49)	$0.34	$2.95
Unvested RSUs	235	216	91

16.	Stock Repurchase Program:

On October 2, 2015, the Company announced that its Board of Directors authorized a stock repurchase program of up to 550,000 shares of the Company’s issued and outstanding common stock, which could include open market repurchases, negotiated block transactions, accelerated stock repurchases or open market solicitations for shares, all or some of which may be effected through Rule 10b5-1 plans. Any of the repurchased shares are held in the Company’s treasury, or canceled and retired as the Board may determine from time to time. Any repurchases of common stock are subject to the covenants contained in the ABL Credit Facility. Under the ABL Credit Facility, the Company may repurchase common stock and pay dividends up to $5.0 million in the aggregate during any trailing twelve months without restrictions. Purchases of common stock or dividend payments in excess of $5.0 million in the aggregate require the Company to (i) maintain availability in excess of 20.0% of the aggregate revolver commitments ($95.0 million as of December 31, 2020) or (ii) to maintain availability equal to or greater than 15.0% of the aggregate revolver commitments ($71.3 million as of December 31, 2020) and the Company must maintain a pro-forma ratio of EBITDA minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00. As of December 31, 2020, 360,212 shares remain authorized for repurchase under the program.

During 2020 and 2019, the Company repurchased 15,000 and 109,505 shares, for an aggregate cost of $0.1 million and $1.5 million, respectively. There were no shares repurchased during 2018.

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

The following table provides financial information by segment and reconciles the Company’s operating income by segment to the consolidated income (loss) before income taxes for the years ended December 31, 2020, 2019 and 2018.

	For the Year Ended December 31,
(in thousands)	2020	2019	2018
Net sales
Carbon flat products	$690,273	$926,903	$1,073,292
Specialty metals flat products	313,190	363,634	343,479
Tubular and pipe products	230,681	288,503	298,310
Total net sales	$1,234,144	$1,579,040	$1,715,081

Depreciation and amortization
Carbon flat products	$11,941	$11,624	$10,621
Specialty metals flat products	1,951	1,830	1,251
Tubular and pipe products	5,478	5,408	5,601
Corporate	120	168	135
Total depreciation and amortization	$19,490	$19,030	$17,608

Operating income
Carbon flat products	$(10,289)	$(5,023)	$44,354
Specialty metals flat products	11,666	14,321	15,248
Tubular and pipe products	9,019	18,607	11,520
Corporate	(9,823)	(11,295)	(14,070)
Total operating income	$573	$16,610	$57,052
Other loss, net	(73)	(32)	(307)
Income before interest and income taxes	500	16,578	56,745
Interest and other expense on debt	7,411	11,289	10,681
Income (loss) before income taxes	$(6,911)	$5,289	$46,064

	For the Year Ended December 31,
(in thousands)	2020	2019	2018
Capital expenditures
Flat products	$7,589	$6,996	$19,985
Tubular and pipe products	2,214	3,169	5,242
Corporate	-	-	488
Total capital expenditures	$9,803	$10,165	$25,715

Assets
Flat products	$404,269	$432,566
Tubular and pipe products	235,516	215,841
Corporate	820	1,148
Total assets	$640,605	$649,555

There were no material revenue transactions between the carbon flat products, specialty metals flat products and tubular and pipe products segments for the years ended December 31, 2020, 2019 and 2018.

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

The 401(k) retirement plans allow eligible employees to contribute up to the statutory maximum.  The Company’s non-union 401(k) matching contribution is determined annually by the Board of Directors and is based on a percentage of eligible employees’ earnings and contributions.  For the 401(k) retirement plans, the Company matched one-half of each eligible employee’s contribution, limited to the first 6% of eligible compensation.  For the Action Stainless’ 401(k) retirement plans, the Company matched 100% of the first 3% of eligible compensation and one-half of the next 2% of each eligible employee’s contribution, limited to 4% of eligible compensation.

In 2005, the Board of Directors adopted a SERP, which has been amended from time to time. Contributions to the SERP are based on: (i) a portion of the participants’ compensation multiplied by a factor of 6.5% or 13% depending on participant; and (ii) for certain participants a portion of the participants’ compensation multiplied by a factor, which is contingent upon the Company’s return on invested capital. Benefits are subject to a vesting schedule of up to five years.

The Company, through its CTI subsidiary, contributes to a multiemployer pension plan. CTI contributes to the Multiemployer Plan under the terms of a collective bargaining agreement that covers certain of its union employees, and which expires May 31, 2025. CTI contributions to the Multiemployer Plan were immaterial for the years ended December 31, 2020 and 2019.

Retirement plan expense, which includes all Company 401(k), SERP defined contributions and the Multiemployer Plan, amounted to $2.0 million, $3.0 million and $3.2 million for the years ended December 31, 2020, 2019 and 2018, respectively. As part of the COVID-19 related cost reduction efforts, the Company suspended contributions into the SERP for 2020.

The fair values of the Company's SERP assets as of December 31, 2020 and 2019 were $7.6 and $4.9 million, respectively, and are measured at Net Asset Value (NAV) as a practical expedient to estimate fair value and therefore are not classified in the fair value hierarchy. Under the practical expedient approach, the NAV is based on the fair value of the underlying investments held by each fund less its liabilities. This practical expedient would not be used when it is determined to be probable that the fund will sell the investment for an amount different than the reported NAV. The fair value of the SERP assets are included in Other Long Term Assets on the Consolidated Balance Sheets.

19.	Related-Party Transactions:

The Company’s Executive Chairman of the Board owns 50% of an entity that owns one of the Cleveland warehouses and leases it to the Company at a fair market value annual rental of $0.2 million. The lease expires on December 31, 2023 with three five-year renewal options.

Schedule II – Valuation and Qualifying Accounts

(in thousands)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year Ended December 31, 2018
Allowance for credit losses	$1,610	$575	$-	$(245)	$1,940
Tax valuation reserve	$2,379	$-	$-	$(324)	$2,055

Year Ended December 31, 2019
Allowance for credit losses	$1,940	$590	$-	$(565)	$1,965
Tax valuation reserve	$2,055	$160	$-	$-	$2,215

Year Ended December 31, 2020
Allowance for credit losses	$1,965	$1,154	$-	$(1,393)	$1,726
Tax valuation reserve	$2,215	$87	$-	$-	$2,302

SUPPLEMENTAL FINANCIAL INFORMATION

(in thousands, except per share data)

(unaudited)

2020	1st quarter	2nd quarter	3rd quarter	4th quarter	Year

Net sales	$354,380	$248,296	$299,921	$331,547	$1,234,144
Operating income (loss) (a)	3,051	(7,485)	(363)	5,370	573
Income (loss) before income taxes	795	(9,402)	(2,081)	3,777	(6,911)
Net income (loss)	$593	$(6,454)	$(1,520)	$1,786	$(5,595)
Basic net income (loss) per share	$0.05	$(0.56)	$(0.13)	$0.16	$(0.49)
Weighted average shares outstanding - basic	11,444	11,446	11,452	11,451	11,447
Diluted net income (loss) per share	$0.05	$(0.56)	$(0.13)	$0.16	$(0.49)
Weighted average shares outstanding - diluted	11,459	11,446	11,452	11,475	11,447

Market price of common stock: (b)
High	$18.05	$13.95	$12.64	$16.49	$18.05
Low	8.44	7.74	9.68	10.84	7.74

2019	1st quarter	2nd quarter	3rd quarter	4th quarter	Year

Net sales	$445,919	$429,151	$384,230	$319,740	$1,579,040
Operating income (a)	6,074	5,940	3,581	1,015	16,610
Income (loss) before income taxes	2,846	2,707	1,024	(1,288)	5,289
Net income (loss)	$2,074	$2,081	$591	$(890)	$3,856
Basic net income (loss) per share	$0.18	$0.18	$0.05	$(0.08)	$0.34
Weighted average shares outstanding - basic	11,488	11,415	11,420	11,416	11,509
Diluted net income (loss) per share	$0.18	$0.18	$0.05	$(0.08)	$0.34
Weighted average shares outstanding - diluted	11,488	11,415	11,420	11,416	11,509

Market price of common stock: (b)
High	$20.24	$18.24	$16.28	$18.41	$20.24
Low	14.00	12.09	9.99	13.53	9.99

(a)	Operating income (loss) in 2020 includes $1,517 of LIFO income related to the Company's tubular and pipe products segment.
(b)	Represents the high and low sales prices of our common stock as reported by the Nasdaq Global Select Market.
(c)	Operating income (loss) in 2019 includes $3,669 of LIFO income related to the Company's tubular and pipe products segment.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Evaluations required by Rule 13a-15 of the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Annual Report have been carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon such evaluations, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2020 in providing reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting is set forth in Part II, Item 8 of this Annual Report on Form 10-K and is incorporated herein. Grant Thornton LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2020, as stated in their report, which appears in Part II, Item 8 of this Annual Report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

Information required by Item 10 as to the executive officers is provided in Part I of this Annual Report on Form 10-K and is incorporated by reference into this section. Other information required by Item 10 will be incorporated herein by reference to the information set forth in our definitive proxy statement for our 2021 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION

Information required by Item 11 will be incorporated herein by reference to the information set forth in our definitive proxy statement for our 2021 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by Item 12 will be incorporated herein by reference to the information set forth in our definitive proxy statement for our 2021 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by Item 13 will be incorporated herein by reference to the information set forth in our definitive proxy statement for our 2021 Annual Meeting of Shareholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by Item 14 will be incorporated herein by reference to the information set forth in our definitive proxy statement for our 2021 Annual Meeting of Shareholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) The following financial statements are included in Part II, Item 8:

Report of Independent Registered Public Accounting Firms

Management’s Report on Internal Control Over Financial Reporting

Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2020, 2019 and 2018

Consolidated Balance Sheets as of December 31, 2020 and 2019

Consolidated Statements of Cash Flows for the Years Ended December 31, 2020, 2019 and 2018

Supplemental Disclosures of Cash Flow Information for the Years Ended December 31, 2020, 2019 and 2018

Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2020, 2019 and 2018

Notes to Consolidated Financial Statements for the Years Ended December 31, 2020, 2019 and 2018

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

Incorporated by reference to Exhibit 4.26 to Registrant's Form 8-K filed with the Commission on December 4, 2018 (Commission File No. 0-23320).
4.28	Description of Securities	Incorporated by reference to Exhibit 4.28 to Registrant's Form 10-K filed with the Commission on February 21, 2020 (Commission File No. 0-23320).

Exhibit	Description	Reference
4.29

Joinder and Third Amendment to Third Amended and Restated Loan and Security Agreement, dated as of December 14, 2020, by and among Olympic Steel, Inc., Olympic Steel Lafayette, Inc., Olympic Steel Minneapolis, Inc., Olympic Steel Iowa, Inc., Oly Steel NC, Inc., IS Acquisition, Inc., Chicago Tube and Iron Company, B Metals, Inc., MCI, Inc, and ACT Acquisition, Inc, the lenders from time to time party thereto and Bank of America, N.A. as Agent for the Lenders.

Incorporated by reference to Exhibit 4.29 to Registrant's Form 8-K filed with the Commission on December 14, 2020 (Commission File No. 0-23320).
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
101.INS

The following materials from Olympic Steel’s Annual Report on Form 10-K for the period ended December 31, 2020, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Statements of Cash Flows, (iv) the Supplemental Disclosures of Cash Flow Information, (v) the Consolidated Statements of Shareholders’ Equity, (vi) Notes to Unaudited Consolidated Financial Statements and (vii) document and entity information.

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

OLYMPIC STEEL, INC.

February 25, 2021	By:	/s/ Richard A. Manson
Richard A. Manson,
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated and on the dates indicated.

February 25, 2021	/s/ Richard T. Marabito *
Richard T. Marabito, Chief Executive Officer
(Principal Executive Officer)

February 25, 2021	/s/ Richard A. Manson *
Richard A. Manson, Chief Financial Officer
(Principal Financial and Accounting Officer)

February 25, 2021	/s/ Michael D. Siegal *
Michael D. Siegal, Executive Chairman of the Board

February 25, 2021	/s/ Arthur F. Anton *
Arthur F. Anton, Lead Director

February 25, 2021	/s/ Dirk A. Kempthorne *
Dirk A. Kempthorne, Director

February 25, 2021	/s/ Idalene F. Kesner *
Idalene F. Kesner, Director

February 25, 2021	/s/ Michael G. Rippey *
Michael G. Rippey, Director

February 25, 2021	/s/ Richard P. Stovsky *
Richard P. Stovsky, Director

February 25, 2021	/s/ Vanessa Whiting *
Vanessa Whiting, Director

February 25, 2021	/s/ David A. Wolfort *
David A. Wolfort, Director

* The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to the Powers of Attorney executed by the above-named officers and directors of the Company and filed with the Securities and Exchange Commission on behalf of such officers and directors.

By:	/s/ Richard A. Manson	February 25, 2021
Richard A. Manson, Attorney-in-Fact