Form 10-Q
period 2021-03-31
OLYMPIC STEEL INC
filed 2021-05-07
CIK 917470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission File Number 0-23320

OLYMPIC STEEL, INC.

(Exact name of registrant as specified in its charter)

Ohio	34-1245650
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

22901 Millcreek Boulevard, Suite 650, Highland Hills, OH	44122
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code (216) 292-3800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, without par value	ZEUS	The NASDAQ Stock Market LLC

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

Indicate by check mark whether the registrant is a shell company (as defined Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 7, 2021
Common stock, without par value	11,077,322

Olympic Steel, Inc.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Olympic Steel, Inc.

Consolidated Balance Sheets

(in thousands)

	As of
	March 31, 2021	December 31, 2020
	(unaudited)
Assets
Cash and cash equivalents	$8,309	$5,533
Accounts receivable, net	210,695	151,601
Inventories, net (includes LIFO debit of $1,115 and $2,115 as of March 31, 2021 and December 31, 2020, respectively)	278,174	240,001
Prepaid expenses and other	10,940	5,069
Total current assets	508,118	402,204
Property and equipment, at cost	436,850	434,579
Accumulated depreciation	(282,226)	(277,379)
Net property and equipment	154,624	157,200
Goodwill	5,234	5,123
Intangible assets, net	32,026	32,593
Other long-term assets	14,260	18,131
Right of use assets, net	24,097	25,354
Total assets	$738,359	$640,605

Liabilities
Accounts payable	$122,485	$87,291
Accrued payroll	15,661	10,985
Other accrued liabilities	29,830	22,869
Current portion of lease liabilities	5,436	5,580
Total current liabilities	173,412	126,725
Credit facility revolver	191,903	160,609
Other long-term liabilities	16,408	22,478
Deferred income taxes	13,968	9,818
Lease liabilities	18,893	19,965
Total liabilities	414,584	339,595
Shareholders' Equity
Preferred stock	-	-
Common stock	132,644	132,382
Accumulated other comprehensive loss	(3,499)	(4,215)
Retained earnings	194,630	172,843
Total shareholders' equity	323,775	301,010
Total liabilities and shareholders' equity	$738,359	$640,605

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Consolidated Statements of Comprehensive Income (Loss)

For the Three Months Ended March 31,

(in thousands, except per share data)

	2021	2020
	(unaudited)
Net sales	$463,124	$354,380
Costs and expenses
Cost of materials sold (excludes items shown seperately below)	354,665	282,522
Warehouse and processing	23,407	23,076
Administrative and general	23,054	19,059
Distribution	13,562	12,289
Selling	8,466	6,810
Occupancy	3,145	2,660
Depreciation	4,650	4,516
Amortization	585	397
Total costs and expenses	431,534	351,329
Operating income	31,590	3,051
Other income (loss), net	(10)	(17)
Income before interest and income taxes	31,580	3,034
Interest and other expense on debt	1,655	2,239
Income before income taxes	29,925	795
Income tax provision	7,917	202
Net income	$22,008	$593
Gain (loss) on cash flow hedge	955	(3,397)
Tax effect on cash flow hedge	(239)	849
Total comprehensive income (loss)	$22,724	$(1,955)

Earnings per share:
Net income per share - basic	$1.92	$0.05
Weighted average shares outstanding - basic	11,490	11,444
Net income per share - diluted	$1.91	$0.05
Weighted average shares outstanding - diluted	11,496	11,459

Dividends declared per share of common stock	$0.02	$0.02

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Consolidated Statements of Cash Flows

For the Three Months Ended March 31,

(in thousands)

	2021	2020
	(unaudited)
Cash flows from (used for) operating activities:
Net income	$22,008	$593
Adjustments to reconcile net income to net cash from (used for) operating activities -
Depreciation and amortization	5,372	5,042
Loss on disposition of property and equipment	-	71
Stock-based compensation	262	359
Other long-term assets	5,114	(312)
Other long-term liabilities	(1,575)	(764)
	31,181	4,989
Changes in working capital:
Accounts receivable	(59,094)	(32,210)
Inventories	(38,173)	5,977
Prepaid expenses and other	(5,796)	608
Accounts payable	31,388	10,283
Change in outstanding checks	3,806	3,227
Accrued payroll and other accrued liabilities	10,968	(4,859)
	(56,901)	(16,974)
Net cash used for operating activities	(25,720)	(11,985)

Cash flows from (used for) investing activities:
Capital expenditures	(2,286)	(4,235)
Net cash used for investing activities	(2,286)	(4,235)

Cash flows from (used for) financing activities:
Credit facility revolver borrowings	113,571	107,391
Credit facility revolver repayments	(82,277)	(91,264)
Principal payment under capital lease obligation	(176)	-
Credit facility fees and expenses	(115)	-
Repurchase of common stock	-	(145)
Dividends paid	(221)	(220)
Net cash from financing activities	30,782	15,762

Cash and cash equivalents:
Net change	2,776	(458)
Beginning balance	5,533	5,742
Ending balance	$8,309	$5,284

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Supplemental Disclosures of Cash Flow Information

For the Three Months Ended March 31,

(in thousands)

	2021	2020
	(unaudited)

Interest paid	$1,479	$2,153
Income taxes paid	$240	$(7)

The Company incurred financing lease obligations of $1.0 million during the three months ended March 31, 2020. There were no new financing lease obligations during the three months ended March 31, 2021. This non-cash transaction has been excluded from the Consolidated Statements of Cash Flows for the three months ended March 31, 2020.

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Consolidated Statements of Shareholders’ Equity

For The Three Months Ended March 31,

(in thousands)

(unaudited)

			Accumulated
			Other
	Common	Treasury	Comprehensive	Retained	Total
	Stock	Stock	Loss	Earnings	Equity

Balance at December 31, 2020	$132,382	$-	$(4,215)	$172,843	$301,010
Net income	$-	$-	$-	$22,008	$22,008
Payment of dividends	-	-	-	(221)	(221)
Stock-based compensation	262	-	-	-	262
Changes in fair value of hedges, net of tax	-	-	716	-	716
Balance at March 31, 2021	$132,644	$-	$(3,499)	$194,630	$323,775

			Accumulated
			Other
	Common	Treasury	Comprehensive	Retained	Total
	Stock	Stock	Loss	Earnings	Equity

Balance at December 31, 2019	$131,647	$(335)	$(2,281)	$179,321	$308,352
Net income	$-	$-	$-	$593	$593
Payment of dividends	-	-	-	(220)	(220)
Stock-based compensation	359	-	-	-	359
Changes in fair value of hedges, net of tax	-	-	(2,548)	-	(2,548)
Repurchase of common stock	-	(145)	-	-	(145)
Other	-	-	-	1	1
Balance at March 31, 2020	$132,006	$(480)	$(4,829)	$179,695	$306,392

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Notes to Unaudited Consolidated Financial Statements

March 31, 2021

1.	Basis of Presentation:

The accompanying consolidated financial statements have been prepared from the financial records of Olympic Steel, Inc. and its wholly-owned subsidiaries (collectively, Olympic or the Company), without audit and reflect all normal and recurring adjustments which are, in the opinion of management, necessary to fairly state the results of the interim periods covered by this report. Year-to-date results are not necessarily indicative of 2021 annual results and these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. All intercompany transactions and balances have been eliminated in consolidation.

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

On March 11, 2020, the World Health Organization classified the novel coronavirus (COVID-19) outbreak as a pandemic. The Company is an essential business and remains open in all locations, adhering to all health guidelines to operate safely provided by the Center for Disease Control and Prevention and local authorities. The Company has implemented actions to maintain its financial health and liquidity. The Company continues to closely monitor the impact of the COVID-19 pandemic on all aspects of its business. However, as a result of the many uncertainties surrounding the COVID-19 pandemic, the Company is unable to predict the impact that it ultimately will have on its financial condition, results of operations, comprehensive income (loss), and cash flows.

Impact of Recently Issued Accounting Pronouncements

There were no recently issued accounting pronouncements that would have a material impact on the Company’s Consolidated Financial Statements.

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

	Disaggregated Revenue by Products Sold
	For the Three Months Ended March 31, 2021
	Carbon flat products	Specialty metals flat products	Tubular and pipe products	Total
Hot Rolled	28.1%	0.0%	0.0%	28.1%
Plate	8.7%	0.0%	0.0%	8.7%
Cold Rolled	6.2%	0.0%	0.0%	6.2%
Coated	8.8%	0.0%	0.0%	8.8%
Specialty	0.0%	25.6%	0.0%	25.6%
Tube	0.0%	0.0%	19.5%	19.5%
Other	1.4%	1.7%	0.0%	3.1%
Total	53.2%	27.3%	19.5%	100.0%

	Disaggregated Revenue by Products Sold
	For the Three Months Ended March 31, 2020
	Carbon flat products	Specialty metals flat products	Tubular and pipe products	Total
Hot Rolled	30.0%	0.0%	0.0%	30.0%
Plate	11.6%	0.0%	0.0%	11.6%
Cold Rolled	5.6%	0.0%	0.0%	5.6%
Coated	8.6%	0.0%	0.0%	8.6%
Specialty	0.0%	25.0%	0.0%	25.0%
Tube	0.0%	0.0%	17.8%	17.8%
Other	1.4%	0.0%	0.0%	1.4%
Total	57.2%	25.0%	17.8%	100.0%

3.	Accounts Receivable:

Accounts receivable are presented net of allowances for credit losses and unissued credits of $4.1 million and $3.6 million as of March 31, 2021 and December 31, 2020, respectively. The allowance for credit losses is maintained at a level considered appropriate based on historical experience, specific customer collection issues that have been identified, current market conditions and estimates for supportable forecasts when appropriate. Estimations are based upon a calculated percentage of accounts receivable, which remains fairly level from year to year, and judgments about the probable effects of economic conditions on certain customers, which can fluctuate significantly from year to year. The Company cannot guarantee that the rate of future credit losses will be similar to past experience. The Company considers all available information when assessing the adequacy of its allowance for credit losses and unissued credits.

4.	Inventories:

Inventories consisted of the following:

	Inventory as of
(in thousands)	March 31, 2021	December 31, 2020
Unprocessed	$220,466	$194,614
Processed and finished	57,708	45,387
Totals	$278,174	$240,001

The Company values certain of its tubular and pipe products inventory at the last-in, first-out (LIFO) method. At March 31, 2021 and December 31, 2020, approximately $45.9 million, or 16.5% of consolidated inventory, and $50.3 million, or 21.0% of consolidated inventory, respectively, was reported under the LIFO method of accounting. The cost of the remainder of the tubular and pipe products inventory is determined using a weighted average rolling first-in, first-out (FIFO) method.

During the three months ended March 31, 2021, the Company recorded $1.0 million of LIFO expense, as current projections anticipate increased metals prices by December 31, 2021 compared to December 31, 2020. During the three months ended March 31, 2020, the Company recorded $0.5 million of LIFO income.

If the FIFO method had been in use, inventories would have been $1.1 million and $2.1 million lower than reported at March 31, 2021 and December 31, 2020, respectively.

5.	Goodwill and Intangible Assets:

The Company’s intangible assets were recorded in connection with its acquisitions that occurred between 2011 and 2020. The intangible assets were evaluated on the premise of highest and best use to a market participant, primarily utilizing the income approach valuation methodology. The useful life of the customer relationships was determined to be fifteen years, based primarily on the consistent and predictable revenue source associated with the existing customer base, the present value of which extends through the fifteen-year amortization period. The useful life of the non-compete agreements was determined to be the length of the non-compete agreements, which range from one to five years. The useful life of the trade names was determined to be indefinite primarily due to their history and reputation in the marketplace, the Company’s expectation that the trade names will continue to be used, and the conclusion that there are currently no other factors identified that would limit their useful life. The Company will continue to evaluate the useful life assigned to its amortizable customer relationships and noncompete agreements in future periods.

Goodwill, by reportable unit, was as follows as of March 31, 2021 and December 31, 2020, respectively. The goodwill is deductible for tax purposes. The change in goodwill during 2021 is related to adjustments to the preliminary purchase price allocation of the fair market values of the assets acquired and liabilities assumed for Action Stainless.

(in thousands)	Carbon Flat Products	Specialty Metals Flat Products	Tubular and Pipe Products	Total

Balance as of December 31, 2020	$1,065	$4,058	$-	$5,123
Acquisitions	-	111	-	111
Impairments	-	-	-	-
Balance as of March 31, 2021	$1,065	$4,169	$-	$5,234

Intangible assets consisted of the following as of March 31, 2021 and December 31, 2020, respectively:

	As of March 31, 2021
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net

Customer relationships - subject to amortization	$21,259	$(9,457)	$11,802
Covenant not to compete - subject to amortization	259	(203)	56
Trade name - not subject to amortization	20,168	-	20,168
	$41,686	$(9,660)	$32,026

	As of December 31, 2020
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net

Customer relationships - subject to amortization	$21,442	$(9,101)	$12,341
Covenant not to compete - subject to amortization	259	(186)	73
Trade name - not subject to amortization	20,179	-	20,179
	$41,880	$(9,287)	$32,593

The Company estimates that amortization expense for its intangible assets subject to amortization will be approximately $1.5 million per year for the next two years and $1.4 million per year for the three years thereafter.

6.	Leases:

The components of lease expense were as follows:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
(in thousands)	2021	2020

Operating lease cost	$1,674	$1,777

Finance lease cost:
Amortization of right-of-use assets	$212	$60
Interest on lease liabilities	27	14
Total finance lease cost	$239	$74

Supplemental cash flow information related to leases was as follows:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
(in thousands)	2021	2020

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,645	$1,759
Operating cash flows from finance leases	27	14
Financing cash flows from finance leases	202	57
Total cash paid for amounts included in the measurement of lease liabilities	$1,874	$1,830

Supplemental balance sheet information related to leases was as follows:

	March 31,	December 31,
(in thousands)	2021	2020

Operating Leases
Operating lease	$35,547	$36,060
Operating lease accumulated amortization	(11,450)	(10,706)
Operating lease right-of-use asset, net	24,097	25,354

Operating lease current liabilities	5,436	5,580
Operating lease liabilities	18,893	19,965
Total operating lease liabilities	$24,329	$25,545

Finance Leases
Finance lease	$3,582	$3,582
Finance lease accumulated depreciation	(545)	(333)
Finance lease, net	3,037	3,249

Finance lease current liabilities	822	815
Finance lease liabilities	2,245	2,453
Total finance lease liabilities	$3,067	$3,268

Weighted Average Remaining Lease Term
Operating leases (in years)	7	7
Finance leases (in years)	5	6

Weighted Average Discount Rate
Operating leases	3.75%	3.76%
Finance leases	3.50%	3.80%

Maturities of lease liabilities were as follows:

	Operating	Finance
(in thousands)	Leases	Leases

Year Ending December 31,
2021	$4,775	$685
2022	5,475	851
2023	4,496	578
2024	3,791	492
2025	2,491	325
Thereafter	6,409	388
Total future minimum lease payments	$27,437	$3,319
Less remaining imputed interest	(3,108)	(252)
Total	$24,329	$3,067

7.	Debt:

The Company’s debt is comprised of the following components:

	As of
	March 31,	December 31,
(in thousands)	2021	2020
Asset-based revolving credit facility due December 8, 2022	$191,903	$160,609
Total debt	$191,903	$160,609

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

The ABL Credit Facility contains customary representations and warranties and certain covenants that limit the ability of the Company to, among other things: (i) incur or guarantee additional indebtedness; (ii) pay distributions on, redeem or repurchase capital stock or redeem or repurchase subordinated debt; (iii) make investments; (iv) sell assets; (v) enter into agreements that restrict distributions or other payments from restricted subsidiaries to the Company; (vi) incur liens securing indebtedness; (vii) consolidate, merge or transfer all or substantially all of the Company’s assets; and (viii) engage in transactions with affiliates. In addition, the ABL Credit Facility contains a financial covenant which requires (i) if any commitments or obligations are outstanding and the Company’s availability is less than the greater of $30 million or 10.0% of the aggregate amount of revolver commitments ($47.5 million at March 31, 2021) or 10.0% of the aggregate borrowing base ($35.8 million at March 31, 2021) then the Company must maintain a ratio of Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA) minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00 for the most recent twelve fiscal month period.

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

As of March 31, 2021, the Company was in compliance with its covenants and had approximately $162 million of availability under the ABL Credit Facility.

As of March 31, 2021 and December 31, 2020, $0.8 million and $0.9 million, respectively, of bank financing fees were included in “Prepaid expenses and other” and “Other long-term assets” on the accompanying Consolidated Balance Sheets. The financing fees are being amortized over the five-year term of the ABL Credit Facility and are included in “Interest and other expense on debt” on the accompanying Consolidated Statements of Comprehensive Income (Loss).

8.	Derivative Instruments:

Metals swaps and embedded customer derivatives

During 2021 and 2020, the Company entered into nickel swaps indexed to the London Metal Exchange (LME) price of nickel with third-party brokers. The nickel swaps are accounted for as derivatives for accounting purposes. The Company entered into them to mitigate its customers’ risk of volatility in the price of metals. The outstanding nickel swaps mature in 2021. The swaps are settled with the brokers at maturity. The economic benefit or loss arising from the changes in fair value of the swaps is contractually passed through to the customer. The primary risk associated with the metals swaps is the ability of customers or third-party brokers to honor their agreements with the Company related to derivative instruments. If the customer or third-party brokers are unable to honor their agreements, the Company’s risk of loss is the fair value of the metals swaps.

These derivatives have not been designated as hedging instruments. The periodic changes in fair value of the metals and embedded customer derivative instruments are included in “Cost of materials sold” in the Consolidated Statements of Comprehensive Income (Loss). The Company recognizes derivative positions with both the customer and the third party for the derivatives and classifies cash settlement amounts associated with them as part of “Cost of materials sold” in the Consolidated Statements of Comprehensive Income (Loss). The cumulative change in fair value of the metals swaps that had not yet settled as of March 31, 2021 are included in “Other accrued liabilities”, and the embedded customer derivatives are included in “Accounts Receivable, net” on the Consolidated Balance Sheets as of March 31, 2021. There were no outstanding metals swaps or embedded customer derivatives as of December 31, 2020.

Fixed rate interest rate hedge

On January 10, 2019, the Company entered into a five-year forward starting fixed rate interest rate hedge in order to eliminate the variability of cash interest payments on $75 million of the outstanding LIBOR based borrowings under the ABL Credit Facility. The interest rate hedge fixed the rate at 2.57%. The interest rate hedge is included in “Other long-term liabilities” on the Consolidated Balance Sheets as of March 31, 2021. Although the Company is exposed to credit loss in the event of nonperformance by the other party to the interest rate hedge agreement, the Company anticipates performance by the counterparty.

The table below shows the total impact to the Company’s Consolidated Statements of Comprehensive Income (Loss) through net income of the derivatives for the three months ended March 31, 2021 and 2020, respectively.

	Net Gain (Loss) Recognized
	For the Three Months Ended March 31,
(in thousands)	2021	2020
Fixed interest rate hedge	$(463)	$(202)
Metals swaps	(17)	(112)
Embedded customer derivatives	17	112
Total loss	$(463)	$(202)

9.	Fair Value of Assets and Liabilities:

During the three months ended March 31, 2021, there were no transfers of financial assets between Levels 1, 2 or 3 fair value measurements. There have been no changes in the methodologies used at March 31, 2021 since December 31, 2020.

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company:

	Value of Items Recorded at Fair Value
	As of March 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Embedded customer derivative	$-	$15	$-	$15
Total assets at fair value	$-	$15	$-	$15

Liabilities:
Metal Swaps	$-	$15	$-	$15
Fixed interest rate hedge		4,666		4,666
Total liabilities recorded at fair value	$-	$4,681	$-	$4,681

	Value of Items Recorded at Fair Value
	As of December 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Total
Liabilities:
Fixed interest rate hedge	$-	$5,620	$-	$5,620
Total liabilities recorded at fair value	$-	$5,620	$-	$5,620

The value of the items not recorded at fair value represent the carrying value of the liabilities.

The carrying value of the ABL Credit Facility was $191.9 million and $160.6 million at March 31, 2021 and December 31, 2020, respectively. As the ABL Credit Facility was amended on December 14, 2020, management believes that its carrying value approximates fair value.

10.	Accumulated Other Comprehensive Loss:

On January 10, 2019, the Company entered into a five-year forward starting fixed rate interest rate hedge in order to eliminate the variability of cash interest payments on $75 million of the outstanding LIBOR based borrowings under the ABL Credit Facility. The interest rate hedge fixed the rate at 2.57%. The fair value of the interest rate hedge of $4.7 million, net of tax of $1.2 million is included in “Accumulated other comprehensive loss” on the Consolidated Balance Sheets at March 31, 2021.

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

On an annual basis the compensation committee of the Company’s Board of Directors awards RSUs, to each non-employee director as part of their annual compensation. The annual awards for 2021 and 2020 per director were $80,000. Subject to the terms of the Incentive Plan and the RSU agreement, the RSUs vest after one year of service (from the date of grant). The RSUs are not converted into shares of common stock until the director either resigns or is terminated from the board of directors.

Under the Incentive Plan, each eligible participant is awarded RSUs with a dollar value equal to 10% of the participant’s base salary, up to an annual maximum of $17,500. The RSUs have a five-year vesting period and the RSUs will convert into the right to receive shares of common stock upon a participant’s retirement, or earlier upon the participant’s death or disability or upon a change in control of the Company. Due to the COVID-19 pandemic, no awards were granted in 2020.

Under the Incentive Plan, the Company awards RSUs to newly-appointed executive officers, based upon a percentage of their base salary. Upon Mr. Greiff’s promotion to President and Chief Operating Officer on January 1, 2020, he received 15,694 RSUs. The RSUs will vest five years from the grant date, or earlier upon death or disability or upon a change in control of the Company.

Stock-based compensation expense recognized on RSUs for the three months ended March 31, 2021 and 2020, respectively, is summarized in the following table:

	For the Three Months Ended
	March 31,
(in thousands, except per share data)	2021	2020
RSU expense before taxes	$262	$360
RSU expense after taxes	$193	$269

All pre-tax charges related to RSUs were included in the caption “Administrative and general” on the accompanying Consolidated Statements of Comprehensive Income.

The following table summarizes the activity related to RSUs for the three months ended March 31, 2021 and 2020, respectively:

	As of March 31, 2021		As of March 31, 2020
	Number of	Weighted Average	Number of	Weighted Average
	Shares	Granted Price	Shares	Granted Price
Outstanding at December 31	610,540	$18.25	636,086	$19.25
Granted	20,604	23.29	70,588	11.92
Converted into shares	-	-	(5,329)	15.94
Forfeited	(2,172)	16.96	(494)	27.31
Outstanding at March 31	628,972	$18.42	700,851	$18.53
Vested at March 31	414,902	$17.94	445,781	$20.22

12.	Income Taxes:

For the three months ended March 31, 2021, the Company recorded an income tax provision of $7.9 million, or 26.5%, compared to an income tax provision of $0.2 million, or 25.4%, for the three months ended March 31, 2020.

For the three months ended March 31, 2021, the tax provision or benefit for the interim period is determined using an estimate of the Company’s annual effective tax rate, adjusted for discrete items that are taken into account in the relevant period. Each quarter the Company updates the estimate of the annual effective tax rate, and if the estimated tax rate changes, the Company makes a cumulative adjustment. Due to the COVID-19 pandemic and the uncertainty around forecasting an annual effective tax rate, the tax provision was recorded based on the actual effective tax rate including discrete items for the three months ended March 31, 2020.

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

13.	Shares Outstanding and Earnings Per Share:

Earnings per share have been calculated based on the weighted average number of shares outstanding as set forth below:

	For the Three Months Ended
	March 31,
(in thousands, except per share data)	2021	2020
Weighted average basic shares outstanding	11,490	11,444
Assumed issuance of stock awards	6	15
Weighted average diluted shares outstanding	11,496	11,459
Net income	$22,008	$593
Basic earnings per share	$1.92	$0.05
Diluted earnings per share	$1.91	$0.05
Unvested RSUs	214	255

14.	Stock Repurchase Program:

On October 2, 2015, the Company announced that its Board of Directors authorized a stock repurchase program of up to 550,000 shares of the Company’s issued and outstanding common stock, which could include open market repurchases, negotiated block transactions, accelerated stock repurchases or open market solicitations for shares, all or some of which may be effected through Rule 10b5-1 plans. Any of the repurchased shares are held in the Company’s treasury, or canceled and retired as the Board may determine from time to time. Any repurchases of common stock are subject to the covenants contained in the ABL Credit Facility. Under the ABL Credit Facility, the Company may repurchase common stock and pay dividends up to $5.0 million in the aggregate during any trailing twelve months without restrictions. Purchases of common stock or dividend payments in excess of $5.0 million in the aggregate require the Company to (i) maintain availability in excess of 20.0% of the aggregate revolver commitments ($95.0 million at March 31, 2021) or (ii) to maintain availability equal to or greater than 15.0% of the aggregate revolver commitments ($71.3 million at March 31, 2021) and the Company must maintain a pro-forma ratio of EBITDA minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00.

During the three months ended March 31, 2020, the Company repurchased 15,000 shares for an aggregate cost of $145 thousand. There were no shares repurchased during the three months ended March 31, 2021. As of March 31, 2021, 360,212 shares remain authorized for repurchase under the program.

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

The following table provides financial information by segment and reconciles the Company’s operating income by segment to the consolidated income before income taxes for the three months ended March 31, 2021 and 2020, respectively.

	For the Three Months Ended
	March 31,
(in thousands)	2021	2020
Net sales
Specialty metals flat products	$126,320	$88,488
Carbon flat products	246,373	202,967
Tubular and pipe products	90,431	62,925
Total net sales	$463,124	$354,380

Depreciation and amortization
Specialty metals flat products	$903	$497
Carbon flat products	2,923	3,010
Tubular and pipe products	1,391	1,364
Corporate	18	42
Total depreciation and amortization	$5,235	$4,913

Operating income (loss)
Specialty metals flat products	$8,022	$2,735
Carbon flat products	21,200	(1,346)
Tubular and pipe products	6,320	4,305
Corporate expenses	(3,952)	(2,643)
Total operating income	$31,590	$3,051
Other income (loss), net	(10)	(17)
Income before interest and income taxes	31,580	3,034
Interest and other expense on debt	1,655	2,239
Income before income taxes	$29,925	$795

	For the Three Months Ended
	March 31,
(in thousands)	2021	2020
Capital expenditures
Flat products segments	$1,561	$3,981
Tubular and pipe products	725	254
Corporate	-	-
Total capital expenditures	$2,286	$4,235

	As of
	March 31,	December 31,
(in thouands)	2020	2020
Assets
Flat products segments	$495,002	$404,269
Tubular and pipe products	242,607	235,516
Corporate	750	820
Total assets	$738,359	$640,605

There were no material revenue transactions between the specialty metals products, carbon flat products and tubular and pipe products segments.

The Company sells certain products internationally, primarily in Canada and Mexico. International sales are immaterial to the consolidated financial results and to the individual segments’ results.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and accompanying notes contained herein and our consolidated financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2020. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed under Item 1A (Risk Factors) in our Annual Report on Form 10-K for the year ended December 31, 2020, and in Part II, Item 1A (Risk Factors) in this Quarterly Report on Form 10-Q. The following section is qualified in its entirety by the more detailed information, including our financial statements and the notes thereto, which appear elsewhere in this Quarterly Report on Form 10-Q.

Forward-Looking Information

This Quarterly Report on Form 10-Q and other documents we file with the SEC contain various forward-looking statements that are based on current expectations, estimates, forecasts and projections about our future performance, business, our beliefs and management’s assumptions. In addition, we, or others on our behalf, may make forward-looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, conferences, webcasts, phone calls and conference calls. Words such as “may,” “will,” “anticipate,” “should,” “intend,” “expect,” “believe,” “estimate,” “project,” “plan,” “potential,” and “continue,” as well as the negative of these terms or similar expressions, are intended to identify forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those implied by such statements including, but not limited to:

●

risks associated with supply chain disruption resulting from the COVID-related imbalance of metal supply and end-user demands; increased customer demand without corresponding increase in metal supply could lead to an inability to meet customer demand and result in lower sales and profits;

●

risks associated with the COVID-19 pandemic, including, but not limited to customer closures, reduced sales and profit levels, slower payment of accounts receivable and potential increases in uncollectible accounts receivable, falling metals prices that could lead to lower of cost or net realizable value inventory adjustments and the impairment of intangible and long-lived assets, reduced availability and productivity of our employees, increased operational risks as a result of remote work arrangements, including the potential effects on internal controls, as well as cybersecurity risks and increased vulnerability to security breaches, information technology disruptions and other similar events, negative impacts on our liquidity position, inability to access our traditional financing sources on the same or reasonably similar terms as were available before the COVID-19 pandemic and increased costs associated with and less ability to access funds under our asset-based credit facility, or ABL Credit Facility, and the capital markets;

●	risks of falling metals prices and inventory devaluation;
●	supply disruptions and inflationary pressures, including the availability and rising costs of transportation and logistical services and labor:
●	general and global business, economic, financial and political conditions, including legislation passed under the new administration;
●	competitive factors such as the availability, and global pricing of metals and production levels, industry shipping and inventory levels and rapid fluctuations in customer demand and metals pricing;
●	supplier consolidation or addition of additional capacity;
●	customer, supplier and competitor consolidation, bankruptcy or insolvency;
●	reduced production schedules, layoffs or work stoppages by our own, our suppliers’ or customers’ personnel;
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

Overview

We are a leading metals service center that operates in three reportable segments; carbon flat products, specialty metals flat products, and tubular and pipe products.  We provide metals processing and distribution services for a wide range of customers.  Our specialty metals flat products segment’s focus is on the direct sale and distribution of processed aluminum and stainless flat-rolled sheet and coil products, flat bar products, prime tin mill products and fabricated parts.  Through the acquisition of Action Stainless & Alloys, Inc., or Action Stainless, on December 14, 2020, our specialty metals flat products segment expanded its geographic footprint and enhanced its product offerings in stainless steel and aluminum plate, sheet, angles, rounds, flat bar, tubing and pipe.  Action Stainless offers a range of processing, including plasma, laser and waterjet cutting and computer numerical control, or CNC, machining.  Our carbon flat products segment’s focus is on the direct sale and distribution of large volumes of processed carbon and coated flat-rolled sheet, coil and plate products and fabricated parts. Through the acquisitions of McCullough Industries, or McCullough, and the EZ Dumper® hydraulic dump inserts, or EZ Dumper, in 2019, our carbon flat products segment expanded its product offerings to include self-dumping metal hoppers and carbon and stainless-steel dump inserts for pickup truck and service truck beds.  In addition, we distribute metal tubing, pipe, bar, valves and fittings and fabricate pressure parts supplied to various industrial markets through our tubular and pipe products segment.  Products that require more value-added processing generally have a higher gross profit.  Accordingly, our overall gross profit is affected by, among other things, product mix, the amount of processing performed, the demand for and availability of metals, and volatility in selling prices and material purchase costs.  We also perform toll processing of customer-owned metals. We sell certain products internationally, primarily in Canada and Mexico.  International sales are immaterial to our consolidated financial results and to the individual segments’ results

Our results of operations are affected by numerous external factors including, but not limited to: general and global business, economic, financial, banking and political conditions; fluctuations in the value of the U.S. dollar to foreign currencies, competition; metals pricing, demand and availability; transportation and energy costs; pricing and availability of raw materials used in the production of metals; global supply, the level of metals imported into the United States, tariffs, and inventory held in the supply chain; the availability, and increased costs of labor; customers’ ability to manage their credit line availability; and layoffs or work stoppages by our own, our suppliers’ or our customers’ personnel. The metals industry also continues to be affected by the global consolidation of our suppliers, competitors and end-use customers.

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

At March 31, 2021, we employed approximately 1,673 people. Approximately 269 of the hourly plant personnel at the facilities listed below are represented by nine separate collective bargaining units. The table below shows the expiration dates of the collective bargaining agreements.

Facility	Expiration date
St. Paul, Minnesota	May 25, 2021
Milan, Illinois	August 12, 2021
Minneapolis (plate), Minnesota	March 31, 2022
Detroit, Michigan	August 31, 2022
Hammond, Indiana	November 30, 2024
Locust, North Carolina	March 4, 2025
Romeoville, Illinois	May 31, 2025
Minneapolis (coil), Minnesota	September 30, 2025
Indianapolis, Indiana	January 29, 2026

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

Specialty metals flat products

The primary focus of our specialty metals flat products segment is on the direct sale and distribution of processed stainless and aluminum flat-rolled sheet and coil products, flat bar products and fabricated parts. Through the acquisition of Action Stainless on December 14, 2020, our specialty metals flat products segment expanded its geographic footprint and enhanced its product offerings in stainless steel and aluminum plate, sheet, angles, rounds, flat bar, tubing and pipe. Through its acquisition of Berlin Metals, LLC., or Berlin Metals, on April 2, 2018, our specialty metals flat products segment expanded its product offerings to include differing types of stainless flat-rolled sheet and coil and prime tin mill products. We act as an intermediary between metals producers and manufacturers that require processed metals for their operations. We serve customers in various industries, including manufacturers of food service and commercial appliances, agriculture equipment, transportation and automotive equipment. We distribute these products primarily through a direct sales force.

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

Tubular and pipe products

The tubular and pipe products segment consists of the Chicago Tube and Iron, or CTI business, acquired in 2011. Through our tubular and pipe products segment, we distribute metal tubing, pipe, bar, valve and fittings and fabricate pressure parts supplied to various industrial markets. Founded in 1914, CTI operates from eight locations in the Midwestern and southeastern United States. The tubular and pipe products segment distributes its products primarily through a direct sales force.

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

Results of Operations

Our results of operations are impacted by the market price of metals.  Metals prices fluctuate significantly and changes to our net sales, cost of materials sold, gross profit, cost of inventory and profitability, are all impacted by industry metals pricing.  Since August 2020, metals prices have continuously increased and metals pricing in the first quarter of 2021 reached record levels.  Hot rolled coil index prices were 133% higher in the first quarter of 2021 compared to the first quarter of 2020.  The increased industry metals pricing is primarily caused by disruptions in the supply chain, increased raw material pricing; supply shortages, including increased lead times and delivery delays; and increased demand as the economy recovers from the COVID-19 pandemic.

Transactional or “spot” selling prices generally move in tandem with market price changes, while fixed selling prices typically lag and reset quarterly. Similarly, inventory costs (and, therefore, cost of materials sold) tend to move slower than market selling price changes due to mill lead times and inventory turnover impacting the rate of change in average cost. When average selling prices increase, and net sales increase, gross profit and operating expenses as a percentage of net sales will generally decrease. During the first quarter of 2021, our sales volumes were negatively impacted by supply chain disruptions, which limited our spot sales; however, our net sales were positively impacted by the price increases experienced in the quarter, in particular for carbon flat products, which increased our profitability during the first quarter of 2021.

Consolidated Operations

The following table presents consolidated operating results for the periods indicated (dollars are shown in thousands):

	For the Three Months Ended March 31,
	2021		2020
	$	% of net sales	$	% of net sales
Net sales	$463,124	100.0	$354,380	100.0
Cost of materials sold (a)	354,665	76.6	282,522	79.7
Gross profit (b)	108,459	23.4	71,858	20.3
Operating expenses (c)	76,869	16.6	68,807	19.4
Operating income	31,590	6.8	3,051	0.9
Other loss, net	(10)	-	(17)	-
Interest and other expense on debt	1,655	0.4	2,239	0.6
Income before income taxes	29,925	6.4	795	0.3
Income tax provision	7,917	1.7	202	0.1
Net income	$22,008	4.7	$593	0.2

(a) Includes $1,000 of LIFO expense and $500 of LIFO income in 2021 and 2020, respectively.
(b) Gross profit is calculated as net sales less the cost of materials sold.
(c) Operating expenses are calculated as total costs and expenses from the Statement of Comprehensive Income (Loss) less the cost of materials sold.

Net sales increased 30.7% to $463.1 million in the first quarter of 2021 from $354.4 million in the first quarter of 2020. Specialty metals flat products net sales were 27.3% of total net sales in the first quarter of 2021 compared to 25.0% of total net sales in the first quarter of 2020. Carbon flat products net sales were 53.2% of total net sales in the first quarter of 2021 compared to 57.3% of total net sales in the first quarter of 2020. Tubular and pipe products net sales were 19.5% of total net sales for the first quarter of 2021 compared to 17.8% of total net sales in the first quarter of 2020. The increase in net sales was due to a consolidated 32.1% increase in average selling prices during the first quarter of 2021 compared to the first quarter of 2020, offset by a 1.0% consolidated decrease in volume. We expect shipping levels in the second quarter of 2021 to remain flat with the first quarter of 2021, and metals prices to remain elevated.

Cost of materials sold increased 25.5% to $354.7 million in the first quarter of 2021 from $282.5 million in the first quarter of 2020. The increase in cost of materials sold in the first quarter of 2021 is related to the increased metals pricing discussed above.

As a percentage of net sales, gross profit (as defined in footnote (b) in the table above) increased to 23.4% in the first quarter of 2021 from 20.3% in the first quarter of 2020. The increase in the gross profit as a percentage of net sales is due to the impact of the rapidly increasing average selling prices, while the average costs of inventory did not increase as quickly as the average selling price.

Operating expenses in the first quarter of 2021 increased $8.1 million, or 11.7%, to $76.9 million from $68.8 million in the first quarter of 2020. As a percentage of net sales, operating expenses decreased to 16.6% for the first quarter of 2021 from 19.4% in the comparable 2020 period. Operating expenses in the specialty metals flat products segment increased $5.2 million, operating expenses in the carbon flat products segment decreased $0.2 million, operating expenses in the tubular and pipe products segment increased $1.7 million and Corporate expenses increased $1.3 million compared to prior year’s first quarter. The increase in operating expenses was primarily attributable to increased variable performance-based incentive compensation and the inclusion of operating expenses related to the December 2020 acquisition of Action Stainless.

Interest and other expense on debt totaled $1.7 million, or 0.4% of net sales, for the first quarter of 2021 compared to $2.2 million, or 0.6% of net sales, for the first quarter of 2020. The decrease was due to lower borrowings and lower interest rates. Our effective borrowing rate, exclusive of deferred financing fees and commitment fees, was 3.1% for the first three months of 2021 compared to 3.9% for the first three months of 2020.

For the first quarter of 2021, income before income taxes totaled $29.9 million compared to $0.8 million in the first quarter of 2020.

An income tax provision of 26.5% was recorded for the first quarter of 2021, compared to an income tax provision of 25.4% for the first quarter of 2020. Our tax provision or benefit for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items that are considered in the relevant period. Each quarter, we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment. During the first quarter of 2020, due to the COVID-19 pandemic and our inability to accurately forecast the impact of the pandemic, we recorded the tax provision for the first quarter of 2020 using an actual effective tax rate as of March 31, 2020.

Net income for the first quarter of 2021 totaled $22.0 million or $1.92 per basic share and $1.91 per diluted share, compared to $0.6 million or $0.05 per basic and diluted share for the first quarter of 2020.

Segment Operations

Specialty metals flat products

The following table presents selected operating results for our specialty metals flat products segment for the periods indicated (dollars are shown in thousands, except for per ton information):

	For the Three Months Ended March 31,
	2021		2020
		% of net sales		% of net sales
Direct tons sold	39,597		32,372
Toll tons sold	2,290		2,198
Total tons sold	41,887		34,570

Net sales	$126,320	100.0	$88,488	100.0
Average selling price per ton	3,016		2,560
Cost of materials sold	103,534	82.0	76,235	86.2
Gross profit (a)	22,786	18.0	12,253	13.8
Operating expenses (b)	14,764	11.7	9,518	10.8
Operating income	$8,022	6.3	$2,735	3.1

(a) Gross profit is calculated as net sales less the cost of materials sold.
(b) Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Tons sold by our specialty metals flat products segment increased 21.2% to 42 thousand in the first quarter of 2021 from 35 thousand in the first quarter of 2020. The increase in tons sold was due to the acquisition of Action Stainless as well as increased customer demand.

Net sales in our specialty metals flat products segment increased $37.8 million, or 42.8%, to $126.3 million in the first quarter of 2021 from $88.5 million in the first quarter of 2020. The increase in sales was due to a 21.2% increase in sales volume and a 17.8% increase in average selling prices during the first quarter of 2021 compared to the first quarter of 2020. Average selling prices in the first quarter of 2021 were $3,016 per ton, compared with $2,560 per ton in the first quarter of 2020, and $2,624 per ton in the fourth quarter of 2020. The increase in the year over year average selling price per ton is a result of the increased industry metals pricing discussed above. We expect shipping levels in the second quarter of 2021 to remain flat with the first quarter of 2021, and metals prices to remain elevated.

Cost of materials sold in our specialty metals flat products segment increased $27.3 million, or 35.8%, to $103.5 million in the first quarter of 2021 from $76.2 million in the first quarter of 2020. The increase in cost of materials sold was due to the 21.2% increase in sales volume and a 12.1% increase in the average cost of materials sold during the first quarter of 2021 compared to the first quarter of 2020.

As a percentage of net sales, gross profit (as defined in footnote (a) in the table above) increased to 18.0% in the first quarter of 2021 from 13.8% in the first quarter of 2020. The gross profit per ton increased 53.5% to $544 per ton in the first quarter of 2021 from $354 per ton in the first quarter of 2020.

Operating expenses in the first quarter of 2021 increased $5.2 million, or 55.1%, to $14.8 million in the first quarter of 2021 from $9.5 million in the first quarter of 2020. As a percentage of net sales, operating expenses increased to 11.7% for the first quarter of 2021 compared to 10.8% for the first quarter of 2020. The increase in operating expenses was primarily attributable to inclusion of operating expenses related to the December 14, 2020 acquisition of Action Stainless, increased variable performance-based incentive compensation, and increased distribution expense due to increased shipping levels.

Operating income for the first quarter of 2021 totaled $8.0 million, or 6.3% of net sales, compared to $2.7 million, or 3.1% of net sales, for the first quarter of 2020.

Carbon flat products

The following table presents selected operating results for our carbon flat products segment for the periods indicated (dollars are shown in thousands, except for per ton information):

	For the Three Months Ended March 31,
	2021		2020
		% of net sales		% of net sales
Direct tons sold	226,048		247,100
Toll tons sold	13,800		16,010
Total tons sold	239,848		263,110

Net sales	$246,373	100.0	$202,967	100.0
Average selling price per ton	1,027		771
Cost of materials sold	184,173	74.8	163,137	80.4
Gross profit (a)	62,200	25.2	39,830	19.6
Operating expenses (b)	41,000	16.6	41,176	20.3
Operating income	$21,200	8.6	$(1,346)	(0.7)

(a) Gross profit is calculated as net sales less the cost of materials sold.
(b) Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Tons sold by our carbon flat products segment decreased 8.8% to 240 thousand in the first quarter of 2021 from 263 thousand in the first quarter of 2020.  The decrease in tons sold is due to supply chain disruptions, which limited spot sales and continued temporary closures, reduced hours and staggered production schedules due to the COVID-19 pandemic at certain of our customers.  We expect shipping levels in the second quarter of 2021 to remain flat with the first quarter of 2021, and metals prices to remain elevated.

Net sales in our carbon flat products segment increased $43.4 million, or 21.4%, to $246.4 million in the first quarter of 2021 from $203.0 million in the first quarter of 2020. The increase in sales was attributable to a 33.2% increase in average selling prices in the first quarter of 2021 compared to the first quarter of 2020, offset by an 8.8% decrease in tons sold. Average selling prices in the first quarter of 2021 increased to $1,027 per ton, compared with $771 per ton in the first quarter of 2020 and $792 per ton in the fourth quarter of 2020.

Cost of materials sold increased $21.0 million, or 12.9%, to $184.2 million in the first quarter of 2021 from $163.1 million in the first quarter of 2020. The average cost of materials sold per ton increased by 23.8% in the first quarter of 2021 compared to the same period in 2020. The increase was due to the increased market price for metals discussed above and the impact of selling higher costed inventory during the first quarter of 2021 compared to the first quarter of 2020.

As a percentage of net sales, gross profit (as defined in footnote (a) in the table above) increased to 25.2% in the first quarter of 2021 compared to 19.6% in the first quarter of 2020. The increase in gross profit percentage in 2021 was primarily due to the impact of higher average selling prices.

Operating expenses in the first quarter of 2021 decreased $0.2 million, or 0.4%, to $41.0 million from $41.2 million in the first quarter of 2020. Operating expenses decreased as a result of our continuation of the cost reduction efforts implemented as a result of the COVID-19 pandemic and reduced travel expenses, partially offset by an increase in increased variable performance-based incentive compensation. As a percentage of net sales, operating expenses decreased to 16.6% for the first quarter of 2021 compared to 20.3% for first quarter of 2020.

Operating income for the first quarter of 2021 totaled $21.2 million, or 8.6% of net sales, compared to operating loss of $1.3 million, or 0.7% of net sales, for the first quarter of 2020.

Tubular and pipe products

The following table presents selected operating results for our tubular and pipe products segment for the periods indicated (dollars are shown in thousands):

	For the Three Months Ended March 31,
	2021		2020
	$	% of net sales	$	% of net sales
Net sales	$90,431	100.0	$62,925	100.0
Cost of materials sold (a)	66,958	74.0	43,150	68.6
Gross profit (b)	23,473	26.0	19,775	31.4
Operating expenses (c)	17,153	19.0	15,470	24.6
Operating income	$6,320	7.0	$4,305	6.8

(a) Includes $1,000 of LIFO expense and $500 of LIFO income for 2021 and 2020, respectively.
(b) Gross profit is calculated as net sales less the cost of materials sold.
(c) Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Net sales increased $27.5 million, or 43.7%, to $90.4 million in the first quarter of 2021 from $62.9 million in the first quarter of 2020.  The increase is a result of a 54.2% increase in shipping volume (due to a large one-time pipe contract shipment in the first quarter of 2021) offset by a 6.8% decrease in average selling prices during the first quarter of 2021 compared to the first quarter of 2020. We expect shipping levels for the tubular and pipe products segment to decrease in the second quarter of 2021 due to the non-recurrence of the large one-time contract shipment, but expect prices to remain elevated.

Cost of materials sold increased $23.8 million, or 55.2%, to $67.0 million in the first quarter of 2021 from $43.2 million in the first quarter of 2020.  The increase in cost of materials sold is primarily a result of the 43.7% increase in sales volume in the first quarter of 2021 compared to the first quarter of 2020.   As a result of rapidly increasing prices, during the first quarter of 2021, our tubular and pipe products segment recorded $1.0 million of LIFO expense, compared to $0.5 million of LIFO income recorded in the first quarter of 2020.

As a percentage of net sales, gross profit (as defined in footnote (b) in the table above) decreased to 26.0% in the first quarter of 2021 compared to 31.4% in the first quarter of 2020. As a percentage of net sales, the LIFO expense recorded in the first quarter of 2021 decreased gross profit by 1.1% compared to the LIFO income recorded in the first quarter of 2020, which increased gross profit by 0.8%.

Operating expenses in the first quarter of 2021 increased $1.7 million, or 10.9%, to $17.2 million from $15.5 million in the first quarter of 2020.  Operating expenses increased in the first quarter of 2021 as a result of increased variable expenses related to increased sales volume and increased variable performance-based incentive compensation.  Operating expenses decreased to 19.0% of net sales in the first quarter of 2021 compared to 24.6% in the first quarter of 2020.

Operating income for the first quarter 2021 totaled $6.3 million, or 7.0% of net sales, compared to $4.3 million, or 6.8% of net sales, for the first quarter of 2020.

Corporate expenses

Corporate expenses were $4.0 million in the first quarter of 2021 compared to $2.6 million in the first quarter of 2020. Corporate expense increased in the first quarter of 2021 as a result of increased performance-based incentive compensation.

Liquidity, Capital Resources and Cash Flows

Our principal capital requirements include funding working capital needs, purchasing, upgrading and acquiring processing equipment and facilities, making acquisitions and paying dividends. We use cash generated from operations and borrowings under our credit facility to fund these requirements.

We believe that funds available under our asset-based credit facility, or ABL Credit Facility, together with funds generated from operations, will be sufficient to provide us with the liquidity necessary to fund anticipated working capital requirements, capital expenditure requirements, our dividend payments and any share repurchases and business acquisitions over at least the next 12 months. In the future, we may as part of our business strategy, acquire and dispose of assets or other companies in the same or complementary lines of business, or enter into or exit strategic alliances and joint ventures. Accordingly, the timing and size of our capital requirements are subject to change as business conditions warrant and opportunities arise.

Operating Activities

For the three months ended March 31, 2021, we used $25.7 million of net cash for operations, of which $31.2 million was generated from operating activities and $56.9 million was used for working capital. For the three months ended March 31, 2020, we used $12.0 million of net cash for operations, of which $5.0 million was generated from operating activities and $17.0 million was used for working capital.

Net cash from operations totaled $31.2 million during the first quarter of 2021 and was mainly comprised of net income of $22.0 million, the non-cash depreciation and amortization addback of $5.4 million and a decrease in other long-term assets of $5.1 million, offset by changes in other long-term liabilities of $1.6 million.  Net cash from operations totaled $5.0 million during the first quarter of 2020 and was mainly comprised of the non-cash depreciation and amortization add back of $5.0 million, net income of $0.6 million and stock-based compensation of $0.4 million, offset by changes in other long-term assets and other long-term liabilities of $1.1 million.

Working capital at March 31, 2021 totaled $334.7 million, a $59.2 million increase from December 31, 2020. The increase was primarily attributable to a $59.1 million increase in accounts receivable (resulting from higher sales and increased average selling prices in the first quarter of 2021 compared to the fourth quarter of 2020) and a $38.2 million increase in inventories (resulting from increased metals prices in the first quarter of 2021) and a $5.8 million increase in pre-paid expenses and other, offset by a $35.2 million increase in accounts payable and outstanding checks and a $11.0 million increase in accrued payroll and other accrued liabilities.

Investing Activities

Net cash used for investing activities totaled $2.3 million during the three months ended March 31, 2021, compared to $4.2 million during the three months ended March 31, 2020. The capital expenditures in the first quarter of 2021 and 2020 were primarily attributable to additional processing equipment at our existing facilities. During 2021, we expect our capital spending to be less than our annual depreciation expense.

Financing Activities

During the first three months of 2021, $30.8 million of cash was generated from financing activities, which primarily consisted of $31.3 million of net borrowings under our ABL Credit Facility offset by $0.2 million of dividends paid, $0.2 million used for principal payments under capital lease obligations and $0.1 million used for credit facilities fees.

Dividends paid were $0.2 million for both the three months ended March 31, 2021 and March 31, 2020. In May 2021, our Board of Directors approved a regular quarterly dividend of $0.02 per share, which will be paid on June 15, 2021 to shareholders of record as of June 1, 2021. Regular dividend distributions in the future are subject to the availability of cash, the $5.0 million annual limitation on cash dividends and common stock repurchases under our ABL Credit Facility and continuing determination by our Board of Directors that the payment of dividends remains in the best interest of our shareholders.

Stock Repurchase Program

In 2015, our Board of Directors authorized a stock repurchase program of up to 550,000 shares of our issued and outstanding common stock, which could include open market repurchases, negotiated block transactions, accelerated stock repurchases or open market solicitations for shares, all or some of which may be effected through Rule 10b5-1 plans. Repurchased shares will be held in our treasury, or canceled and retired as our Board may determine from time to time. Any repurchases of common stock are subject to the covenants contained in the ABL Credit Facility. Under the ABL Credit Facility, we may repurchase common stock and pay dividends up to $5.0 million in the aggregate during any trailing twelve months without restrictions. Purchases in excess of $5.0 million require us to (i) maintain availability in excess of 20% of the aggregate revolver commitments ($95.0 million at March 31, 2021) or (ii) to maintain availability equal to or greater than 15% of the aggregate revolver commitments ($71.3 million at March 31, 2021) and we must maintain a pro-forma ratio of EBITDA, minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00. The timing and amount of any repurchases under the stock repurchase program will depend upon several factors, including market and business conditions, and limitations under the ABL Credit Facility, and repurchases may be discontinued at any time. As of March 31, 2021, 360,212 shares remain authorized for repurchase under the program.

During the three months ended March 31, 2020 we repurchased 15,000 shares, for an aggregate cost of $145 thousand. There were no shares repurchased during the three months ended March 31, 2021.

Debt Arrangements

Our ABL Credit Facility is collateralized by our accounts receivable inventory and personal property. The ABL Credit Facility consists of (i) a revolving credit facility of $445 million, including a $20 million sub-limit for letters of credit and (ii) a first in, last out revolving credit facility of up to $30 million. Under the terms of the ABL Credit Facility, we may request additional commitments in the aggregate principal amount of up to $200 million to the extent that existing or new lenders agree to provide such additional commitments. Revolver borrowings are limited to the lesser of a borrowing base, comprised of eligible receivables and inventories, or $475 million in the aggregate. The ABL Credit Facility matures on December 8, 2022.

The ABL Credit Facility contains customary representations and warranties and certain covenants that limit our ability to, among other things: (i) incur or guarantee additional indebtedness; (ii) pay distributions on, redeem or repurchase capital stock or redeem or repurchase subordinated debt; (iii) make investments; (iv) sell assets; (v) enter into agreements that restrict distributions or other payments from restricted subsidiaries to us; (vi) incur liens securing indebtedness; (vii) consolidate, merge or transfer all or substantially all of our assets; and (viii) engage in transactions with affiliates. In addition, the ABL Credit Facility contains a financial covenant which requires (i) if any commitments or obligations are outstanding our availability is less than the greater of $30 million or 10.0% of the aggregate amount of revolver commitments ($47.5 million at March 31, 2021) or 10.0% of the aggregate borrowing base ($35.8 million at March 31, 2021) then we must maintain a ratio of Earnings before Interest, Taxes, Depreciation and Amortization, or EBITDA, minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00 for the most recent twelve fiscal month period.

We have the option to borrow under its revolver based on the agent’s base rate plus a premium ranging from 0.00% to 0.25% or the London Interbank Offered Rate, or LIBOR, plus a premium ranging from 1.25% to 2.75%.

As of March 31, 2021, we were in compliance with our covenants and had approximately $162 million of availability under the ABL Credit Facility.

As of March 31, 2021, $0.8 million of bank financing fees were included in “Prepaid expenses and other” and “Other long-term assets” on the accompanying Consolidated Balance Sheets. The financing fees are being amortized over the five-year term of the ABL Credit Facility and are included in “Interest and other expense on debt” on the accompanying Consolidated Statements of Comprehensive Income.

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

We review our financial reporting and disclosure practices and accounting practices quarterly to ensure they provide accurate and transparent information relative to the current economic and business environment. For further information regarding the accounting policies that we believe to be critical accounting policies that affect our more significant judgments and estimates used in preparing our consolidated financial statements, see Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

We, like many other metals service centers, maintain substantial inventories of metals to accommodate the short lead times and just‑in‑time delivery requirements of our customers. Accordingly, we purchase metals in an effort to maintain our inventory at levels that we believe to be appropriate to satisfy the anticipated needs of our customers based upon historic buying practices, supply agreements with customers and market conditions. Our commitments to purchase metals are generally at prevailing market prices in effect at the time we place our orders. We have no long‑term, fixed‑price metals purchase contracts. When metals prices increase, competitive conditions will influence how much of the price increase we can pass on to our customers. To the extent we are unable to pass on future price increases in our raw materials to our customers, the net sales and profitability of our business could be adversely affected. When metals prices decline, customer demands for lower prices and our competitors’ responses to those demands could result in lower sale prices and, consequently, lower gross profits and inventory lower of cost or market adjustments as we sell existing inventory. Significant or rapid declines in metals prices or reductions in sales volumes could adversely impact our ability to remain in compliance with certain financial covenants in our credit facility, as well as result in us incurring inventory or intangible asset impairment charges. Changing metals prices therefore could significantly impact our net sales, gross profits, operating income and net income.

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

Approximately 41% and 45% of our consolidated net sales during the first three months of 2021 and 2020, respectively, were directly related to industrial machinery and equipment manufacturers and their fabricators.

Inflation generally affects us by increasing the cost of employee wages and benefits, transportation services, processing equipment, energy and borrowings under our credit facility. General inflation, excluding increases in the price of metals and increased distribution expense, has not had a material effect on our financial results during the past two years.

We are exposed to the impact of fluctuating metals prices and interest rate changes. During 2021 and 2020, we entered into metals swaps at the request of customers. These derivatives have not been designated as hedging instruments. For certain customers, we enter into contractual relationships that entitle us to pass-through the economic effect of trading positions that we take with other third parties on our customers’ behalf.

Our primary interest rate risk exposure results from variable rate debt. We have the option to enter into 30- to 180-day fixed base rate LIBOR loans under the ABL Credit Facility. On January 10, 2019, we entered into a five-year interest rate swap that locked the interest rate at 2.57% on $75 million of our revolving debt.

Item 4. Controls and Procedures

The evaluation required by Rule 13a-15(e) of the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q has been carried out under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. These disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in reports that are filed with or submitted to the SEC is: (i) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2021, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during the first quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We are continually monitoring and assessing the COVID-19 pandemic’s impact on our internal controls to minimize the impact on their design and operating effectiveness.

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

101

The following materials from Olympic Steel’s Quarterly Report on Form 10-Q for the period ended March 31, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Statements of Cash Flows, (iv) the Supplemental Disclosures of Cash Flow Information, (v) the Consolidated Statements of Shareholders’ Equity, (vi) Notes to Unaudited Consolidated Financial Statements and (vii) document and entity information.

104	Cover Pager Interactive Data File (embedded with the Inline XBRL document).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLYMPIC STEEL, INC.
(Registrant)

Date: May 7, 2021	By: /s/ Richard T. Marabito
Richard T. Marabito
Chief Executive Officer

By: /s/ Richard A. Manson
Richard A. Manson
Chief Financial Officer
(Principal Financial and Accounting Officer)