Form 10-Q
period 2021-06-30
OLYMPIC STEEL INC
filed 2021-08-06
CIK 917470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 6, 2021
Common stock, without par value	11,077,322

Olympic Steel, Inc.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Olympic Steel, Inc.

Consolidated Balance Sheets

(in thousands)

	As of
	June 30, 2021	December 31, 2020
	(unaudited)
Assets
Cash and cash equivalents	$11,636	$5,533
Accounts receivable, net	264,451	151,601
Inventories, net (includes LIFO credit of $2,885 and LIFO debit of $2,115 as of June 30, 2021 and December 31, 2020, respectively)	373,277	240,001
Prepaid expenses and other	10,295	5,069
Total current assets	659,659	402,204
Property and equipment, at cost	434,506	434,579
Accumulated depreciation	(282,487)	(277,379)
Net property and equipment	152,019	157,200
Goodwill	5,234	5,123
Intangible assets, net	31,666	32,593
Other long-term assets	15,587	18,131
Right of use assets, net	23,524	25,354
Total assets	$887,689	$640,605

Liabilities
Accounts payable	$154,390	$87,291
Accrued payroll	24,913	10,985
Other accrued liabilities	31,542	22,869
Current portion of lease liabilities	5,525	5,580
Total current liabilities	216,370	126,725
Credit facility revolver	268,975	160,609
Other long-term liabilities	17,305	22,478
Deferred income taxes	12,968	9,818
Lease liabilities	18,251	19,965
Total liabilities	533,869	339,595
Shareholders' Equity
Preferred stock	-	-
Common stock	132,916	132,382
Accumulated other comprehensive loss	(3,153)	(4,215)
Retained earnings	224,057	172,843
Total shareholders' equity	353,820	301,010
Total liabilities and shareholders' equity	$887,689	$640,605

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Consolidated Statements of Comprehensive Income (Loss)

For the Three and Six Months Ended June 30,

(in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020

Net sales	$556,077	$248,296	$1,019,201	$602,676
Costs and expenses
Cost of materials sold (excludes items shown separately below)	428,704	196,237	783,368	478,759
Warehouse and processing	26,539	19,626	49,945	42,702
Administrative and general	26,463	17,011	49,517	36,070
Distribution	14,099	9,618	27,662	21,907
Selling	9,787	5,923	18,253	12,733
Occupancy	2,776	2,439	5,922	5,099
Depreciation	4,664	4,559	9,314	9,075
Amortization	608	368	1,194	765
Total costs and expenses	513,640	255,781	945,175	607,110
Operating income (loss)	42,437	(7,485)	74,026	(4,434)
Other income (loss), net	1	(26)	(9)	(43)
Income (loss) before interest and income taxes	42,438	(7,511)	74,017	(4,477)
Interest and other expense on debt	2,017	1,891	3,671	4,130
Income (loss) before income taxes	40,421	(9,402)	70,346	(8,607)
Income tax provision (benefit)	10,772	(2,948)	18,689	(2,746)
Net income (loss)	$29,649	$(6,454)	$51,657	$(5,861)
Gain (loss) on cash flow hedge	462	(74)	1,417	(3,471)
Tax effect on cash flow hedge	(115)	19	(354)	868
Total comprehensive income (loss)	$29,996	$(6,509)	$52,720	$(8,464)

Earnings per share:
Net income (loss) per share - basic	$2.58	$(0.56)	$4.50	$(0.51)
Weighted average shares outstanding - basic	11,492	11,446	11,491	11,445
Net income (loss) per share - diluted	$2.58	$(0.56)	$4.49	$(0.51)
Weighted average shares outstanding - diluted	11,504	11,446	11,501	11,445

Dividends declared per share of common stock	$0.02	$0.02	$0.04	$0.04

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Consolidated Statements of Cash Flows

For the Six Months Ended June 30,

(in thousands)

	2021	2020

Cash flows from (used for) operating activities:
Net income (loss)	$51,657	$(5,861)
Adjustments to reconcile net income (loss) to net cash from (used for) operating activities -
Depreciation and amortization	10,912	10,056
(Gain) loss on disposition of property and equipment	-	2,127
Stock-based compensation	534	636
Other long-term assets	5,169	(2,531)
Other long-term liabilities	(1,792)	186
	66,480	4,613
Changes in working capital:
Accounts receivable	(112,850)	3,954
Inventories	(133,276)	3,810
Prepaid expenses and other	(5,176)	(1,819)
Accounts payable	66,181	2,086
Change in outstanding checks	918	(5,605)
Accrued payroll and other accrued liabilities	21,979	(3,527)
	(162,224)	(1,101)
Net cash from (used for) operating activities	(95,744)	3,512

Cash flows from (used for) investing activities:
Capital expenditures	(4,579)	(6,183)
Proceeds from disposition of property and equipment	23	600
Net cash used for investing activities	(4,556)	(5,583)

Cash flows from (used for) financing activities:
Credit facility revolver borrowings	313,167	185,592
Credit facility revolver repayments	(204,801)	(181,571)
Principal payment under capital lease obligation	(353)	-
Credit facility fees and expenses	(1,167)	-
Repurchase of common stock	-	(145)
Dividends paid	(443)	(442)
Net cash from financing activities	106,403	3,434

Cash and cash equivalents:
Net change	6,103	1,363
Beginning balance	5,533	5,742
Ending balance	$11,636	$7,105

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Supplemental Disclosures of Cash Flow Information

For the Six Months Ended June 30,

(in thousands)

	2021	2020
	(unaudited)

Interest paid	$3,240	$3,959
Income taxes paid	$10,578	$67

The Company incurred financing lease obligations of $1.0 million during the six months ended June 30, 2020. There were no new financing lease obligations during the six months ended June 30, 2021. This non-cash transaction has been excluded from the Consolidated Statements of Cash Flows for the six months ended June 30, 2020.

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Consolidated Statements of Shareholders’ Equity

(in thousands)

	For the Three Months Ended June 30, 2021
		Accumulated
		Other
	Common	Comprehensive	Retained	Total
	Stock	Loss	Earnings	Equity

Balance at March 31, 2021	$132,644	$(3,499)	$194,630	$323,775

Net income	-	-	29,649	29,649
Payment of dividends	-	-	(222)	(222)
Stock-based compensation	272	-	-	272
Changes in fair value of hedges, net of tax	-	347	-	347
Other	-	(1)	-	(1)
Balance at June 30, 2021	$132,916	$(3,153)	$224,057	$353,820

	For the Six Months Ended June 30, 2021
		Accumulated
		Other
	Common	Comprehensive	Retained	Total
	Stock	Loss	Earnings	Equity

Balance at December 31, 2020	$132,382	$(4,215)	$172,843	$301,010

Net income	-	-	51,657	51,657
Payment of dividends	-	-	(443)	(443)
Stock-based compensation	534	-	-	534
Changes in fair value of hedges, net of tax	-	1,063	-	1,063
Other	-	(1)	-	(1)
Balance at June 30, 2021	$132,916	$(3,153)	$224,057	$353,820

	For the Three Months Ended June 30, 2020
			Accumulated
			Other
	Common	Treasury	Comprehensive	Retained	Total
	Stock	Stock	Loss	Earnings	Equity

Balance at March 31, 2020	$132,006	$(480)	$(4,829)	$179,695	$306,392

Net loss	-	-	-	(6,454)	(6,454)
Payment of dividends	-	-	-	(222)	(222)
Stock-based compensation	277	-	-	-	277
Restricted stock units converted to stock	(480)	480	-	-	-
Changes in fair value of hedges, net of tax	-	-	(55)	-	(55)
Other	-	-	(1)	1	-
Balance at June 30, 2020	$131,803	$-	$(4,885)	$173,020	$299,938

	For the Six Months Ended June 30, 2020
			Accumulated
			Other
	Common	Treasury	Comprehensive	Retained	Total
	Stock	Stock	Loss	Earnings	Equity

Balance at December 31, 2019	$131,647	$(335)	$(2,281)	$179,321	$308,352

Net loss	-	-	-	(5,861)	(5,861)
Payment of dividends	-	-	-	(442)	(442)
Stock-based compensation	636	-	-	-	636
Restricted stock units converted to stock	(480)	480	-	-	-
Changes in fair value of hedges, net of tax	-	-	(2,603)	-	(2,603)
Repurchase of common stock	-	(145)	-	-	(145)
Other	-	-	(1)	2	1
Balance at June 30, 2020	$131,803	$-	$(4,885)	$173,020	$299,938

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Notes to Unaudited Consolidated Financial Statements

June 30, 2021

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

The Company operates in three reportable segments; carbon flat products, specialty metals flat products, and tubular and pipe products. The specialty metals flat products segment and the carbon flat products segment are at times consolidated and referred to as the flat products segments. Certain of the flat products segments’ assets and resources are shared by the specialty metals and carbon flat products segments, and both segments’ products are stored in the shared facilities and, in some locations, processed on shared equipment. Due to the shared assets and resources, certain of the flat products segment expenses are allocated between the specialty metals flat products segment and the carbon flat products segment based upon an established allocation methodology. The specialty metals flat products segment sells and distributes processed aluminum and stainless flat-rolled sheet and coil products, flat bar products and fabricated parts. Through the acquisition of Action Stainless & Alloys, Inc. (Action Stainless) on December 14, 2020, the specialty metals flat products segment expanded its geographic footprint and enhanced its product offerings in stainless steel and aluminum plate, sheet, angles, rounds, flat bar, tubing and pipe. Action Stainless offers a range of processing capabilities, including plasma, laser and waterjet cutting and computer numerical control (CNC) machining. The carbon flat products segment sells and distributes large volumes of processed carbon and coated flat-rolled sheet, coil and plate products, and fabricated parts. Through the acquisitions of McCullough Industries (McCullough) and certain assets related to the manufacturing of the EZ Dumper® hydraulic dump inserts (EZ Dumper) in 2019, the carbon flat products segment expanded its product offerings to include self-dumping metal hoppers and steel and stainless-steel dump inserts for pickup truck and service truck beds. The tubular and pipe products segment, which consists of the Chicago Tube and Iron subsidiary (CTI), distributes metal tubing, pipe, bar, valves and fittings and fabricates pressure parts supplied to various industrial markets.

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

	Disaggregated Revenue by Products Sold
	For the Three Months Ended June 30, 2021
	Carbon flat products	Specialty metals flat products	Tubular and pipe products	Total
Hot Rolled	29.6%	-	-	29.6%
Plate	11.5%	-	-	11.5%
Cold Rolled	7.1%	-	-	7.1%
Coated	8.4%	-	-	8.4%
Specialty	-	24.7%	-	24.7%
Tube	-	-	16.6%	16.6%
Other	2.0%	0.1%	-	2.1%
Total	58.6%	24.8%	16.6%	100.0%

	Disaggregated Revenue by Products Sold
	For the Six Months Ended June 30, 2021
	Carbon flat products	Specialty metals flat products	Tubular and pipe products	Total
Hot Rolled	28.9%	-	-	28.9%
Plate	10.2%	-	-	10.2%
Cold Rolled	6.7%	-	-	6.7%
Coated	8.6%	-	-	8.6%
Specialty	-	25.8%	-	25.8%
Tube	-	-	18.0%	18.0%
Other	1.7%	0.1%	-	1.8%
Total	56.1%	25.9%	18.0%	100.0%

	Disaggregated Revenue by Products Sold
	For the Three Months Ended June 30, 2020
	Carbon flat products	Specialty metals flat products	Tubular and pipe products	Total
Hot Rolled	31.0%	-	-	31.0%
Plate	11.7%	-	-	11.7%
Cold Rolled	5.5%	-	-	5.5%
Coated	7.4%	-	-	7.4%
Specialty	-	19.9%	-	19.9%
Tube	-	-	21.3%	21.3%
Other	1.2%	2.0%	-	3.2%
Total	56.8%	21.9%	21.3%	100.0%

	Disaggregated Revenue by Products Sold
	For the Six Months Ended June 30, 2020
	Carbon flat products	Specialty metals flat products	Tubular and pipe products	Total
Hot Rolled	30.4%	-	-	30.4%
Plate	11.7%	-	-	11.7%
Cold Rolled	5.5%	-	-	5.5%
Coated	8.1%	-	-	8.1%
Specialty	-	21.9%	-	21.9%
Tube	-	-	19.2%	19.2%
Other	1.4%	1.8%	-	3.2%
Total	57.1%	23.7%	19.2%	100.0%

3.	Accounts Receivable:

Accounts receivable are presented net of allowances for credit losses and unissued credits of $4.4 million and $3.6 million as of June 30, 2021 and December 31, 2020, respectively. The allowance for credit losses is maintained at a level considered appropriate based on historical experience, specific customer collection issues that have been identified, current market conditions and estimates for supportable forecasts when appropriate. Estimations are based upon a calculated percentage of accounts receivable, and judgments about the probable effects of economic conditions on certain customers, which can fluctuate significantly from year to year. The Company cannot guarantee that the rate of future credit losses will be similar to past experience. The Company considers all available information when assessing the adequacy of its allowance for credit losses and unissued credits.

4.	Inventories:

Inventories consisted of the following:

	Inventory as of
(in thousands)	June 30, 2021	December 31, 2020
Unprocessed	$300,693	$194,614
Processed and finished	72,584	45,387
Totals	$373,277	$240,001

The Company values certain of its tubular and pipe products inventory at the last-in, first-out (LIFO) method. At June 30, 2021 and December 31, 2020, approximately $50.1 million, or 13.4% of consolidated inventory, and $50.3 million, or 21.0% of consolidated inventory, respectively, was reported under the LIFO method of accounting. The cost of the remainder of the tubular and pipe products inventory is determined using a weighted average rolling first-in, first-out (FIFO) method.

During the three and six months ended June 30, 2021, the Company recorded $4.0 million and $5.0 million of LIFO expense, respectively, as current projections anticipate increased metals prices by December 31, 2021 compared to December 31, 2020. During the three and six months ended June 30, 2020, the Company recorded $0.5 million and $1.0 million of LIFO income, respectively.

If the FIFO method had been in use, inventories would have been $2.9 million higher and $2.1 million lower than reported at June 30, 2021 and December 31, 2020, respectively.

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

Goodwill, by reportable unit, was as follows as of June 30, 2021 and December 31, 2020, respectively. The goodwill is deductible for tax purposes. The change in goodwill during 2021 is related to adjustments to the preliminary purchase price allocation of the fair market values of the assets acquired and liabilities assumed for Action Stainless.

(in thousands)	Carbon Flat Products	Specialty Metals Flat Products	Tubular and Pipe Products	Total

Balance as of December 31, 2020	$1,065	$4,058	$-	$5,123
Acquisitions	-	111	-	111
Impairments	-	-	-	-
Balance as of June 30, 2021	$1,065	$4,169	$-	$5,234

Intangible assets consisted of the following as of June 30, 2021 and December 31, 2020, respectively:

	As of June 30, 2021
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net

Customer relationships - subject to amortization	$21,259	$(9,812)	$11,447
Covenant not to compete - subject to amortization	259	(208)	51
Trade name - not subject to amortization	20,168	-	20,168
	$41,686	$(10,020)	$31,666

	As of December 31, 2020
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net

Customer relationships - subject to amortization	$21,442	$(9,101)	$12,341
Covenant not to compete - subject to amortization	259	(186)	73
Trade name - not subject to amortization	20,179	-	20,179
	$41,880	$(9,287)	$32,593

The Company estimates that amortization expense for its intangible assets subject to amortization will be approximately $1.5 million per year for the next two years and $1.4 million, $1.0 million and $0.5 million per year for the three years thereafter, respectively.

6.	Leases:

The components of lease expense were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020

Operating lease cost	$1,741	$1,778	$3,415	$3,555

Finance lease cost:
Amortization of right-of-use assets	$212	$60	$424	$120
Interest on lease liabilities	26	12	53	26
Total finance lease cost	$238	$72	$477	$146

Supplemental cash flow information related to leases was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020

Cash paid for lease liabilities:
Operating cash flows from operating leases	$1,711	$1,750	$3,356	$3,509
Operating cash flows from finance leases	26	12	53	26
Financing cash flows from finance leases	203	58	405	115
Total cash paid for lease liabilities	$1,940	$1,820	$3,814	$3,650

Supplemental balance sheet information related to leases was as follows:

	June 30,	December 31,
(in thousands)	2021	2020

Operating Leases
Operating lease	$36,819	$36,060
Operating lease accumulated amortization	(13,294)	(10,706)
Operating lease right-of-use asset, net	23,525	25,354

Operating lease current liabilities	5,525	5,580
Operating lease liabilities	18,250	19,965
Total operating lease liabilities	$23,775	$25,545

Finance Leases
Finance lease	$3,582	$3,582
Finance lease accumulated depreciation	(757)	(333)
Finance lease, net	2,825	3,249

Finance lease current liabilities	828	815
Finance lease liabilities	2,035	2,453
Total finance lease liabilities	$2,863	$3,268

Weighted Average Remaining Lease Term
Operating leases (in years)	6	7
Finance leases (in years)	4	6

Weighted Average Discount Rate
Operating leases	3.74%	3.76%
Finance leases	3.50%	3.80%

Maturities of lease liabilities were as follows:

	Operating	Finance
(in thousands)	Leases	Leases

Year Ending December 31,
2021	$3,304	$456
2022	5,743	851
2023	4,628	578
2024	3,881	492
2025	2,577	325
Thereafter	6,602	388
Total future minimum lease payments	$26,735	$3,090
Less remaining imputed interest	(2,960)	(227)
Total	$23,775	$2,863

7.	Debt:

The Company’s debt is comprised of the following components:

	As of
	June 30,	December 31,
(in thousands)	2021	2020
Asset-based revolving credit facility due December 8, 2022	$-	$160,609
Asset-based revolving credit facility due June 16, 2026	268,975	-
Total debt	$268,975	$-

On June 16, 2021, the Company entered into a Fourth Amendment to Third Amended and Restated Loan and Security Agreement (the “ABL Credit Facility”), which amended and extended the Company’s existing ABL Credit Facility. The $475 million ABL Credit Facility consists of: (i) a revolving credit facility of up to $445 million, including a $20 million sub-limit for letters of credit, and (ii) a first in, last out revolving credit facility of up to $30 million. Under the terms of the ABL Credit Facility, the Company may, subject to the satisfaction of certain conditions, request additional commitments under the revolving credit facility in the aggregate principal amount of up to $200 million to the extent that existing or new lenders agree to provide such additional commitments, and add real estate as collateral at the Company’s discretion. The ABL Credit Facility matures on June 16, 2026.

The ABL Credit Facility contains customary representations and warranties and certain covenants that limit the ability of the Company to, among other things: (i) incur or guarantee additional indebtedness; (ii) pay distributions on, redeem or repurchase capital stock or redeem or repurchase subordinated debt; (iii) make investments; (iv) sell assets; (v) enter into agreements that restrict distributions or other payments from restricted subsidiaries to the Company; (vi) incur or suffer to exist liens securing indebtedness; (vii) consolidate, merge or transfer all or substantially all of their assets; and (viii) engage in transactions with affiliates. In addition, the ABL Credit Facility contains a financial covenant which includes: (i) if any commitments or obligations are outstanding and the Company’s availability is less than the greater of $30 million or 10.0% of the aggregate amount of revolver commitments ($47.5 million at June 30, 2021) or 10.0% of the aggregate borrowing base ($47.5 million at June 30, 2021), then the Company must maintain a ratio of Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA) minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00 for the most recent twelve fiscal month period.

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

As of June 30, 2021, the Company was in compliance with its covenants and had approximately $202 million of availability under the ABL Credit Facility.

As of June 30, 2021, and December 31, 2020, $1.6 million and $0.9 million, respectively, of bank financing fees were included in “Prepaid expenses and other” and “Other long-term assets” on the accompanying Consolidated Balance Sheets. The financing fees are being amortized over the five-year term of the ABL Credit Facility and are included in “Interest and other expense on debt” on the accompanying Consolidated Statements of Comprehensive Income (Loss).

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

These derivatives have not been designated as hedging instruments. The periodic changes in fair value of the metals and embedded customer derivative instruments are included in “Cost of materials sold” in the Consolidated Statements of Comprehensive Income (Loss). The Company recognizes derivative positions with both the customer and the third party for the derivatives and classifies cash settlement amounts associated with them as part of “Cost of materials sold” in the Consolidated Statements of Comprehensive Income (Loss). The cumulative change in fair value of the metals swaps that had not yet settled as of June 30, 2021 are included in “Accounts Receivable, net”, and the embedded customer derivatives are included in “Other accrued liabilities” on the Consolidated Balance Sheets as of June 30, 2021. There were no outstanding metals swaps or embedded customer derivatives as of December 31, 2020.

Fixed rate interest rate hedge

On January 10, 2019, the Company entered into a five-year forward starting fixed rate interest rate hedge in order to eliminate the variability of cash interest payments on $75 million of the outstanding LIBOR based borrowings under the ABL Credit Facility. The interest rate hedge fixed the rate at 2.57%. The interest rate hedge is included in “Other long-term liabilities” on the Consolidated Balance Sheets as of June 30, 2021. Although the Company is exposed to credit loss in the event of nonperformance by the other party to the interest rate hedge agreement, the Company anticipates performance by the counterparty.

The table below shows the total impact to the Company’s Consolidated Statements of Comprehensive Income (Loss) through net income of the derivatives for the three and six months ended June 30, 2021 and 2020, respectively.

	Net Gain (Loss) Recognized
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Fixed interest rate hedge	$(468)	$(394)	$(931)	$(596)
Metals swaps	245	85	228	(27)
Embedded customer derivatives	(245)	(85)	(228)	27
Total loss	$(468)	$(394)	$(931)	$(596)

9.	Fair Value of Assets and Liabilities:

During the six months ended June 30, 2021, there were no transfers of financial assets between Levels 1, 2 or 3 fair value measurements. There have been no changes in the methodologies used at June 30, 2021 since December 31, 2020.

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company:

	Value of Items Recorded at Fair Value
	As of June 30, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Metal Swaps	$-	$131	$-	$131
Total assets at fair value	$-	$131	$-	$131

Liabilities:
Embedded customer derivative	$-	$131	$-	$131
Fixed interest rate hedge		4,204		4,204
Total liabilities recorded at fair value	$-	$4,335	$-	$4,335

	Value of Items Recorded at Fair Value
	As of December 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Total
Liabilities:
Fixed interest rate hedge	$-	$5,620	$-	$5,620
Total liabilities recorded at fair value	$-	$5,620	$-	$5,620

The value of the items not recorded at fair value represent the carrying value of the liabilities.

The carrying value of the ABL Credit Facility was $269.0 million and $160.6 million at June 30, 2021 and December 31, 2020, respectively. As the ABL Credit Facility was amended on June 16, 2021, management believes that its carrying value approximates fair value.

10.	Accumulated Other Comprehensive Loss:

On January 10, 2019, the Company entered into a five-year forward starting fixed rate interest rate hedge in order to eliminate the variability of cash interest payments on $75 million of the outstanding LIBOR based borrowings under the ABL Credit Facility. The interest rate hedge fixed the rate at 2.57%. The fair value of the interest rate hedge of $4.2 million, net of tax of $1.1 million is included in “Accumulated other comprehensive loss” on the Consolidated Balance Sheets at June 30, 2021.

11.	Equity Plans:

Restricted Stock Units and Performance Share Units

Pursuant to the Amended and Restated Olympic Steel 2007 Omnibus Incentive Plan (the Incentive Plan), the Company may grant stock options, stock appreciation rights, restricted shares, restricted share units (RSUs), performance shares, and other stock- and cash-based awards to employees and directors of, and consultants to, the Company and its affiliates. Since adoption of the Incentive Plan, 1,400,000 shares of common stock have been authorized for equity grants.

On an annual basis, the compensation committee of the Company’s Board of Directors awards RSUs, to each non-employee director as part of their annual compensation. The annual awards for 2021 and 2020 per director were $80,000. Subject to the terms of the Incentive Plan and the RSU agreement, the RSUs vest after one year of service (from the date of grant). The RSUs are not converted into shares of common stock until the director either resigns or is terminated from the board of directors.

Prior to 2021, under the Incentive Plan, each eligible participant was awarded RSUs with a dollar value equal to 10% of the participant’s base salary, up to an annual maximum of $17,500. The RSUs have a five-year vesting period and the RSUs will convert into the right to receive shares of common stock upon a participant’s retirement, or earlier upon the participant’s death or disability or upon a change in control of the Company. Due to the COVID-19 pandemic, no awards were granted in 2020.

Under the Incentive Plan, the Company awards RSUs to newly-appointed executive officers, based upon a percentage of their base salary. Upon Mr. Greiff’s promotion to President and Chief Operating Officer on January 1, 2020, he received 15,694 RSUs. The RSUs will vest five years from the grant date, or earlier upon death or disability or upon a change in control of the Company.

Stock-based compensation expense recognized on RSUs for the three and six months ended June 30, 2021 and 2020, respectively, is summarized in the following table:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2021	2020	2021	2020
RSU expense before taxes	$258	$327	$520	$687
RSU expense after taxes	$189	$199	$382	$468

All pre-tax charges related to RSUs were included in the caption “Administrative and general” on the accompanying Consolidated Statements of Comprehensive Income (Loss).

The following table summarizes the activity related to RSUs for the six months ended June 30, 2021 and 2020, respectively:

	As of June 30, 2021		As of June 30, 2020
	Number of	Weighted Average	Number of	Weighted Average
	Shares	Granted Price	Shares	Granted Price
Outstanding at December 31	610,540	$18.25	636,086	$19.25
Granted	20,604	23.29	70,588	11.92
Converted into shares	(2,422)	17.09	(94,161)	20.27
Forfeited	(5,086)	17.55	(494)	27.31
Outstanding at June 30	623,636	$18.43	612,019	$18.25
Vested at June 30	414,090	$18.76	375,692	$18.94

12.	Income Taxes:

For the three months ended June 30, 2021, the Company recorded an income tax provision of $10.8 million, or 26.7%, compared to an income tax benefit of $2.9 million, or 31.4%, for the three months ended June 30, 2020. For the six months ended June 30, 2021, the Company recorded an income tax provision of $18.7 million, or 26.6%, compared to an income tax benefit of $2.7 million, or 31.9%, for the six months ended June 30, 2020.

For the three and six months ended June 30, 2021, the tax provision or benefit for the interim period is determined using an estimate of the Company’s annual effective tax rate, adjusted for discrete items that are taken into account in the relevant period. Each quarter the Company updates the estimate of the annual effective tax rate, and if the estimated tax rate changes, the Company makes a cumulative adjustment. Due to the COVID-19 pandemic and the uncertainty around forecasting an annual effective tax rate, the tax provision was recorded based on the actual effective tax rate including discrete items for the three and six months ended June 30, 2020.

The quarterly tax provision and the quarterly estimate of the annual effective tax rate is subject to significant volatility due to several factors, including variability in accurately predicting the Company’s pre-tax and taxable income and loss and the mix of jurisdictions to which they relate, changes in law and relative changes of expenses or losses for which tax benefits are not recognized. Additionally, the effective tax rate can be more or less volatile based on the amount of pre-tax income. For example, the impact of discrete items and non-deductible expenses on the effective tax rate is lower when the pre-tax income is higher.

13.	Shares Outstanding and Earnings Per Share:

Earnings per share have been calculated based on the weighted average number of shares outstanding as set forth below:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2021	2020	2021	2020
Weighted average basic shares outstanding	11,492	11,446	11,491	11,445
Assumed exercise of stock options and issuance of stock awards	12	-	10	-
Weighted average diluted shares outstanding	11,504	11,446	11,501	11,445
Net income (loss)	$29,649	$(6,454)	$51,657	$(5,861)
Basic earnings per share	$2.58	$(0.56)	$4.50	$(0.51)
Diluted earnings per share	$2.58	$(0.56)	$4.49	$(0.51)
Unvested RSUs	210	236	210	236

14.	Stock Repurchase Program:

On October 2, 2015, the Company announced that its Board of Directors authorized a stock repurchase program of up to 550,000 shares of the Company’s issued and outstanding common stock, which could include open market repurchases, negotiated block transactions, accelerated stock repurchases or open market solicitations for shares, all or some of which may be effected through Rule 10b5-1 plans. Any of the repurchased shares are held in the Company’s treasury, or canceled and retired as the Board of Directors may determine from time to time. Any repurchases of common stock are subject to the covenants contained in the ABL Credit Facility. Under the ABL Credit Facility, the Company may repurchase common stock and pay dividends up to $5.0 million in the aggregate during any trailing twelve months without restrictions. Purchases of common stock or dividend payments in excess of $5.0 million in the aggregate require the Company to (i) maintain availability in excess of 20.0% of the aggregate revolver commitments ($95.0 million at June 30, 2021) or (ii) to maintain availability equal to or greater than 15.0% of the aggregate revolver commitments ($71.3 million at June 30, 2021) and the Company must maintain a pro-forma ratio of EBITDA minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00.

There were no shares repurchased during the three and six months ended June 30, 2021. There were no shares repurchased during the three months ended June 30, 2020. During the six months ended June 30, 2020, the Company repurchased 15,000 shares for an aggregate cost of $145 thousand. As of June 30, 2021, 360,212 shares remain authorized for repurchase under the program.

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

The Company operates in three reportable segments; specialty metals flat products, carbon flat products, and tubular and pipe products. The specialty metals flat products segment and the carbon flat products segment are at times consolidated and referred to as the flat products segments, as certain of the flat products segments’ assets and resources are shared by the specialty metals and carbon flat products segments and both segments’ products are stored in the shared facilities and, in some locations, processed on shared equipment.

Corporate expenses are reported as a separate line item for segment reporting purposes. Corporate expenses include the unallocated expenses related to managing the entire Company (i.e., all three segments), including compensation for certain personnel, expenses related to being a publicly traded entity such as board of directors’ expenses, audit expenses, and various other professional fees.

The following table provides financial information by segment and reconciles the Company’s operating income by segment to the consolidated income before income taxes for the three and six months ended June 30, 2021 and 2020, respectively.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands)	2021	2020	2021	2020
Net sales
Specialty metals flat products	$138,035	$54,495	$264,354	$142,983
Carbon flat products	325,511	140,811	571,884	343,778
Tubular and pipe products	92,531	52,990	182,963	115,915
Total net sales	$556,077	$248,296	$1,019,201	$602,676

Restructuring and other charges
Specialty metals flat products	$-	$27	$-	$27
Carbon flat products	-	3,559	-	3,559
Tubular and pipe products	-	-	-	-
Corporate	-	-	-	-
Total restructuring and other charges	$-	$3,586	$-	$3,586

Depreciation and amortization
Specialty metals flat products	$901	$447	$1,804	$944
Carbon flat products	2,949	3,070	5,872	6,080
Tubular and pipe products	1,404	1,368	2,796	2,732
Corporate	18	42	36	84
Total depreciation and amortization	$5,272	$4,927	$10,508	$9,840

Operating income (loss)
Specialty metals flat products	$13,702	$1,991	$21,724	$4,726
Carbon flat products	30,434	(9,428)	51,633	(10,774)
Tubular and pipe products	3,039	2,225	9,359	6,530
Corporate expenses	(4,738)	(2,273)	(8,690)	(4,916)
Total operating income (loss)	$42,437	$(7,485)	$74,026	$(4,434)
Other income (loss), net	1	(26)	(9)	(43)
Income (loss) before interest and income taxes	42,438	(7,511)	74,017	(4,477)
Interest and other expense on debt	2,017	1,891	3,671	4,130
Income (loss) before income taxes	$40,421	$(9,402)	$70,346	$(8,607)

	For the Six Months Ended
	June 30,
(in thousands)	2021	2020
Capital expenditures
Flat products segments	$3,496	$5,628
Tubular and pipe products	1,083	555
Corporate	-	-
Total capital expenditures	$4,579	$6,183

	As of
	June 30,	December 31,
(in thouands)	2021	2020
Assets
Flat products segments	$640,826	$404,269
Tubular and pipe products	246,185	235,516
Corporate	678	820
Total assets	$887,689	$640,605

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

Forward-Looking Information

This Quarterly Report on Form 10-Q and other documents we file with the Securities and Exchange Commission, or SEC, contain various forward-looking statements that are based on current expectations, estimates, forecasts and projections about our future performance, business, our beliefs and management’s assumptions. In addition, we, or others on our behalf, may make forward-looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, conferences, webcasts, phone calls and conference calls. Words such as “may,” “will,” “anticipate,” “should,” “intend,” “expect,” “believe,” “estimate,” “project,” “plan,” “potential,” and “continue,” as well as the negative of these terms or similar expressions, are intended to identify forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those implied by such statements including, but not limited to:

●

risks associated with supply chain disruption resulting from the imbalance of metal supply and end-user demands related to the novel corona virus, or COVID-19; increased customer demand without corresponding increase in metal supply could lead to an inability to meet customer demand and result in lower sales and profits;

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

●	risks of falling metals prices and inventory devaluation;
●	supply disruptions and inflationary pressures, including the availability and rising costs of transportation and logistical services and labor;
●	general and global business, economic, financial and political conditions, including legislation passed under the new administration;
●	competitive factors such as the availability, and global pricing of metals and production levels, industry shipping and inventory levels and rapid fluctuations in customer demand and metals pricing;
●	supplier consolidation or addition of additional capacity;
●	customer, supplier and competitor consolidation, bankruptcy or insolvency;
●	reduced production schedules, layoffs or work stoppages by our own, our suppliers’ or customers’ personnel;
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

At June 30, 2021, we employed approximately 1,705 people. Approximately 264 of the hourly plant personnel at the facilities listed below are represented by nine separate collective bargaining units. The table below shows the expiration dates of the collective bargaining agreements.

Facility	Expiration date
Milan, Illinois	August 12, 2021
Minneapolis (plate), Minnesota	March 31, 2022
Detroit, Michigan	August 31, 2022
Hammond, Indiana	November 30, 2024
Locust, North Carolina	March 4, 2025
St. Paul, Minnesota	May 25, 2025
Romeoville, Illinois	May 31, 2025
Minneapolis (coil), Minnesota	September 30, 2025
Indianapolis, Indiana	January 29, 2026

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

Specialty metals flat products

The primary focus of our specialty metals flat products segment is on the direct sale and distribution of processed stainless and aluminum flat-rolled sheet and coil products, flat bar products and fabricated parts. Through the acquisition of Action Stainless on December 14, 2020, our specialty metals flat products segment expanded its geographic footprint and enhanced its product offerings in stainless steel and aluminum plate, sheet, angles, rounds, flat bar, tubing and pipe. Through its acquisition of Berlin Metals, LLC, or Berlin Metals, on April 2, 2018, our specialty metals flat products segment expanded its product offerings to include differing types of stainless flat-rolled sheet and coil and prime tin mill products. We act as an intermediary between metals producers and manufacturers that require processed metals for their operations. We serve customers in various industries, including manufacturers of food service and commercial appliances, agriculture equipment, transportation and automotive equipment. We distribute these products primarily through a direct sales force.

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

Tubular and pipe products

The tubular and pipe products segment consists of the Chicago Tube and Iron, or CTI, business. Through our tubular and pipe products segment, we distribute metal tubing, pipe, bar, valve and fittings and fabricate pressure parts supplied to various industrial markets. Founded in 1914, CTI operates from eight locations in the Midwestern and southeastern United States. The tubular and pipe products segment distributes its products primarily through a direct sales force.

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

Results of Operations

Our results of operations are impacted by the market price of metals. Metals prices fluctuate significantly and changes to our net sales, cost of materials sold, gross profit, cost of inventory and profitability, are all impacted by industry metals pricing. Since August 2020, metals prices have continuously increased and metals pricing in the second quarter of 2021 reached record levels. Hot rolled coil index prices were 249% higher in the second quarter of 2021 compared to the second quarter of 2020. The metals pricing gap between 2021 and 2020 increased in the second quarter as prices continued to increase in 2021 compared to the falling prices experienced in the second quarter of 2020 as a result of the COVID-19 pandemic. The increased industry metals pricing is primarily caused by disruptions in the domestic and global supply chain; increased raw material pricing; supply shortages, including increased lead times and delivery delays; increased transportation costs; and increased demand as the economy recovers from the COVID-19 pandemic.

Transactional or “spot” selling prices generally move in tandem with market price changes, while fixed selling prices typically lag and reset quarterly. Similarly, inventory costs (and, therefore, cost of materials sold) tend to move slower than market selling price changes due to mill lead times and inventory turnover impacting the rate of change in average cost. When average selling prices increase, and net sales increase, gross profit and operating expenses as a percentage of net sales will generally decrease. During the second quarter and first six months of 2021, our sales volumes were negatively impacted by supply chain disruptions, which limited our spot sales; however, our net sales were positively impacted by the price increases experienced in the quarter, in particular for carbon flat products, which increased our profitability during the second quarter and first six months of 2021.

Consolidated Operations

The following table presents consolidated operating results for the periods indicated (dollars are shown in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2021		2020		2021		2020
	$	% of net sales	$	% of net sales	$	% of net sales	$	% of net sales
Net sales	$556,077	100.0	$248,296	100.0	$1,019,201	100.0	$602,676	100.0
Cost of materials sold (a)	428,704	77.1	196,237	79.0	783,368	76.9	478,759	79.4
Gross profit (b)	127,373	22.9	52,059	21.0	235,833	23.1	123,917	20.6
Operating expenses (c)	84,936	15.3	59,544	24.0	161,807	15.9	128,351	21.3
Operating income (loss)	42,437	7.6	(7,485)	(3.0)	74,026	7.3	(4,434)	(0.7)
Other income (loss), net	1	0.0	(26)	0.0	(9)	(0.0)	(43)	(0.0)
Interest and other expense on debt	2,017	0.4	1,891	0.8	3,671	0.4	4,130	0.7
Income (loss) before income taxes	40,421	7.3	(9,402)	(3.8)	70,346	6.9	(8,607)	(1.4)
Income taxes	10,772	1.9	(2,948)	(1.2)	18,689	1.8	(2,746)	(0.5)
Net income (loss)	$29,649	5.3	$(6,454)	(2.6)	$51,657	5.1	$(5,861)	(1.0)

(a)  Includes $4,000 and $5,000 of LIFO expense for the three and six months ended June 30, 2021, respectively.  Includes $500 and $1,000 of LIFO income for the three and six months ended June 30, 2020, respectively.

(b) Gross profit is calculated as net sales less the cost of materials sold.

(c) Operating expenses are calculated as total costs and expenses less the cost of materials sold.  Operating expenses for the three and six months ended June 30, 2020 includes $3.6 million of restructuring and other charges.

Net sales increased 124.0% to $556.1 million in the second quarter of 2021 from $248.3 million in the second quarter of 2020. Specialty metals flat products net sales were 24.8% of total net sales in the second quarter of 2021 compared to 21.9% of total net sales in the second quarter of 2020. Carbon flat products net sales were 58.5% of total net sales in the second quarter of 2021 compared to 56.7% of total net sales in the second quarter of 2020. Tubular and pipe products net sales were 16.6% of total net sales in the second quarter of 2021 compared to 21.3% of total net sales in the second quarter of 2020. The increase in net sales was due to a consolidated 63.4% increase in average selling prices during the second quarter of 2021 compared to the second quarter of 2020, and a 37.1% consolidated increase in volume.

Net sales increased 69.1% to $1.0 billion in the first six months of 2021 from $602.7 million in the first six months of 2020. Specialty metals flat products net sales were 25.9% of total net sales in the first six months of 2021 compared to 23.7% of total net sales in the first six months of 2020. Carbon flat products net sales were 56.1% of total net sales in the first six months of 2021 compared to 57.0% of total net sales in the first six months of 2020. Tubular and pipe products net sales were 18.0% of total net sales in the first six months of 2021 compared to 19.2% of total net sales in the first six months of 2020. The increase in net sales was due to a consolidated 47.4% increase in average selling prices during the first six months of 2021 compared to the first six months of 2020, and a 14.8% consolidated increase in volume. We expect metals prices to remain elevated in the third quarter of 2021.

Cost of materials sold increased 118.5% to $428.7 million in the second quarter of 2021 from $196.2 million in the second quarter of 2020. The increase in cost of materials sold in the second quarter of 2021 is related to the increased metals pricing discussed above and increased sales volumes. Cost of materials sold increased 63.6% to $783.4 million in the first six months of 2021 from $478.8 million in the first six months of 2020. The increase in cost of materials sold in the second quarter and first six months of 2021 is related to the increased metals pricing discussed above in Results of Operations and increased sales volumes.

As a percentage of net sales, gross profit (as defined in footnote (b) in the table above) increased to 22.9% in the second quarter of 2021 from 21.0% in the second quarter of 2020. As a percentage of net sales, gross profit (as defined in footnote (b) in the table above) increased to 23.1% in the first six months of 2021 from 20.6% in the first six months of 2020. The increase in the gross profit as a percentage of net sales is due to the impact of the rapidly increasing average selling prices discussed above in Results of Operations, while the average costs of inventory did not increase as quickly as the average selling price.

Operating expenses in the second quarter of 2021 increased $25.4 million, or 42.6%, to $84.9 million from $59.5 million in the second quarter of 2020. As a percentage of net sales, operating expenses decreased to 15.3% for the second quarter of 2021 from 24.0% in the second quarter of 2020. Operating expenses in the specialty metals flat products segment increased $9.3 million, operating expenses in the carbon flat products segment decreased $9.8 million, operating expenses in the tubular and pipe products segment increased $3.8 million and Corporate expenses increased $2.5 million in the second quarter of 2021 compared to the second quarter of 2020. Operating expenses increased during the second quarter of 2021, as a result of inflationary impacts on labor, transportation and other product support costs, increased variable expenses related to increased sales volume, increased labor hours, and increased variable performance-based incentive compensation and the inclusion of operating expenses related to the December 2020 acquisition of Action Stainless, compared to the second quarter of 2020.

Operating expenses in the first six months of 2021 increased $33.4 million, or 26.0%, to $161.8 million from $128.4 million in the first six months of 2020. As a percentage of net sales, operating expenses decreased to 15.9% in the first six months of 2021 from 21.3% in the first six months of 2020. Operating expenses in the specialty metals flat products segment increased $14.6 million, operating expenses in the carbon flat products segment increased $9.7 million, operating expenses in the tubular and pipe products segment increased $5.4 million and Corporate expenses increased $3.8 million in the first six months of 2021 compared to the first six months of 2020. Operating expenses increased during the first six months of 2021, as a result of inflationary impacts on labor, transportation and other product support costs, increased variable expenses related to increased sales volume, increased labor hours, and increased variable performance-based incentive compensation and the inclusion of operating expenses related to the December 2020 acquisition of Action Stainless, compared to the first six months of 2020.

Interest and other expense on debt totaled $2.0 million, or 0.4% of net sales, in the second quarter of 2021 compared to $1.9 million, or 0.8% of net sales, in the second quarter of 2020. Interest and other expense on debt totaled $3.7 million, or 0.4% of net sales, in the first six months of 2021 compared to $4.1 million, or 0.7% of net sales, in the first six months of 2020. The decrease was due to lower borrowings and lower interest rates in the first six months of 2021 compared to the first six months of 2020. Our effective borrowing rate, exclusive of deferred financing fees and commitment fees, was 2.9% for the first six months of 2021 compared to 3.4% for the first six months of 2020.

In the second quarter of 2021, income before income taxes totaled $40.4 million compared to a loss before income taxes of $9.4 million in the second quarter of 2020. In the first six months of 2021, income before income taxes totaled $70.3 million compared to a loss before income taxes of $8.6 million in the first six months of 2020.

An income tax provision of 26.7% was recorded for the second quarter of 2021, compared to an income tax benefit of 31.4% for the second quarter of 2020. An income tax provision of 26.6% was recorded for the first six months of 2021, compared to an income tax benefit of 31.9% for the first six months of 2020. Our tax provision or benefit for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items that are considered in the relevant period. Each quarter, we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment. During the second quarter of 2020, due to the COVID-19 pandemic and our inability to accurately forecast the impact of the pandemic, we recorded the tax provision using an actual effective tax rate as of June 30, 2020.

Net income for the second quarter of 2021 totaled $29.6 million or $2.58 per basic share and diluted share, compared to a net loss of $6.5 million or $0.56 per basic and diluted share for the second quarter of 2020. Net income for the first six months of 2021 totaled $51.7 million or $4.50 per basic share and $4.49 per diluted share, compared to a net loss of $5.9 million or $0.51 per basic and diluted share for the first six months of 2020.

Segment Operations

Specialty metals flat products

The following table presents selected operating results for our specialty metals flat products segment for the periods indicated (dollars are shown in thousands, except for per ton information):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2021		2020		2021		2020
		% of net sales		% of net sales		% of net sales		% of net sales
Direct tons sold	38,198		21,081		77,795		53,453
Toll tons sold	1,990		3,256		4,280		5,454
Total tons sold	40,188		24,337		82,075		58,907

Net sales	$138,035	100.0	$54,495	100.0	$264,354	100.0	$142,983	100.0
Average selling price per ton	3,435		2,239		3,221		2,427
Cost of materials sold	107,587	77.9	45,083	82.7	211,121	79.9	121,318	84.8
Gross profit (a)	30,448	22.1	9,412	17.3	53,233	20.1	21,665	15.2
Operating expenses (b)	16,746	12.1	7,421	13.6	31,509	11.9	16,939	11.8
Operating income	$13,702	9.9	$1,991	3.7	$21,724	8.2	$4,726	3.3

(a) Gross profit is calculated as net sales less the cost of materials sold.
(b) Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Tons sold by our specialty metals flat products segment increased 65.1% to 40 thousand in the second quarter of 2021 from 24 thousand in the second quarter of 2020. Tons sold by our specialty metals flat products segment increased 39.3% to 82 thousand in the first six months of 2021 from 59 thousand in the first six months of 2020. The increase in tons sold was due to the acquisition of Action Stainless as well as customer demand returning to more normalized levels, compared to suppressed sales in 2020 caused by the COVID-19 pandemic.

Net sales in our specialty metals flat products segment increased $83.5 million, or 153.3%, to $138.0 million in the second quarter of 2021 from $54.5 million in the second quarter of 2020. The increase in sales was due to a 65.1% increase in sales volume and a 53.4% increase in average selling prices during the second quarter of 2021 compared to the second quarter of 2020. Sales volumes in the second quarter of 2020 were adversely impacted by the COVID-19 pandemic. Average selling prices in the second quarter of 2021 were $3,435 per ton, compared with $2,239 per ton in the second quarter of 2020, and $3,016 per ton in the first quarter of 2021. The increase in the year over year average selling price per ton is a result of the increased industry metals pricing discussed above. We expect metals prices to remain elevated in the third quarter of 2021.

Net sales in our specialty metals flat products segment increased $121.4 million, or 84.9%, to $264.4 million in the first six months of 2021 from $143.0 million in the first six months of 2020. The increase in sales was due to a 39.3% increase in sales volume and a 32.7% increase in average selling prices during the first six months of 2021 compared to the first six months of 2020. Average selling prices in the first six months of 2021 were $3,221 per ton, compared with $2,427 per ton in the first six months of 2020. The increase in the year over year average selling price per ton is a result of the increased industry metals pricing discussed above in Results of Operations.

Cost of materials sold in our specialty metals flat products segment increased $62.5 million, or 138.6%, to $107.6 million in the second quarter of 2021 from $45.1 million in the second quarter of 2020. Cost of materials sold in our specialty metals flat products segment increased $89.8 million, or 74.0%, to $211.1 million in the first six months of 2021 from $121.3 million in the first six months of 2020. The increase in cost of materials sold was due to the increase in sales volume and increased industry metals pricing discussed above in Results of Operations.

As a percentage of net sales, gross profit (as defined in footnote (a) in the table above) increased to 22.1% in the second quarter of 2021 from 17.3% in the second quarter of 2020. As a percentage of net sales, gross profit (as defined in footnote (a) in the table above) increased to 20.1% in the first six months of 2021 from 15.2% in the first six months of 2020. The increase in the gross profit as a percentage of net sales is due to the impact of the rapidly increasing average selling prices discussed above in Results of Operations, while the average costs of inventory did not increase as quickly as the average selling price.

Operating expenses increased $9.3 million, or 125.7%, to $16.7 million in the second quarter of 2021 from $7.4 million in the second quarter of 2020. As a percentage of net sales, operating expenses decreased to 12.1% in the second quarter of 2021 compared to 13.6% in the second quarter of 2020. Operating expenses increased $14.6 million, or 86.0%, to $31.5 million in the first six months of 2021 from $16.9 million in the first six months of 2020. As a percentage of net sales, operating expenses increased to 11.9% in the first six months of 2021 compared to 11.8% in the first six months of 2020. The increase in operating expenses was primarily attributable to the inclusion of operating expenses related to the December 14, 2020 acquisition of Action Stainless, inflationary impacts on labor, transportation and other product support costs, increased variable expenses related to increased sales volume, increased labor hours and increased variable performance-based incentive compensation.

Operating income in the second quarter of 2021 totaled $13.7 million, or 9.9% of net sales, compared to $2.0 million, or 3.7% of net sales, in the second quarter of 2020. Operating income in the first six months of 2021 totaled $21.7 million, or 8.2% of net sales, compared to $4.7 million, or 3.3% of net sales, in the first six months of 2020.

Carbon flat products

The following table presents selected operating results for our carbon flat products segment for the periods indicated (dollars are shown in thousands, except for per ton information):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2021		2020		2021		2020
		% of net sales		% of net sales		% of net sales		% of net sales
Direct tons sold	227,596		176,732		453,644		423,832
Toll tons sold	16,787		8,092		30,587		24,102
Total tons sold	244,383		184,824		484,231		447,934

Net sales	$325,511	100.0	$140,811	100.0	$571,884	100.0	$343,778	100.0
Average selling price per ton	1,332		762		1,181		767
Cost of materials sold	249,934	76.8	114,925	81.6	434,106	75.9	278,062	80.9
Gross profit (a)	75,577	23.2	25,886	18.4	137,778	24.1	65,716	19.1
Operating expenses (b)	45,143	13.9	35,314	25.1	86,145	15.1	76,490	22.2
Operating income (loss)	$30,434	9.3	$(9,428)	(6.7)	$51,633	9.0	$(10,774)	(3.1)

(a) Gross profit is calculated as net sales less the cost of materials sold.

(b) Operating expenses are calculated as total costs and expenses less the cost of materials sold.  Operating expenses for the three and six months ended June 30, 2020 includes $3.6 million of restructuring and other charges.

Tons sold by our carbon flat products segment increased 32.2% to 244 thousand in the second quarter of 2021 from 185 thousand in the second quarter of 2020. Tons sold by our carbon flat products segment increased 8.1% to 484 thousand in the first six months of 2021 from 448 thousand in the first six months of 2020. The increase in tons sold is due to customer demand returning to more normalized levels, compared to suppressed sales in 2020 caused by the COVID-19 pandemic; however, our ability to ship is still limited due to supply chain disruptions, which limited spot sales.

Net sales in our carbon flat products segment increased $184.7 million, or 131.2%, to $325.5 million in the second quarter of 2021 from $140.8 million in the second quarter of 2020. The increase in sales was attributable to a 74.8% increase in average selling prices in the second quarter of 2021 compared to the second quarter of 2020, and a 32.2% increase in tons sold. Average selling prices in the second quarter of 2021 increased to $1,332 per ton, compared with $762 per ton in the second quarter of 2020 and $1,027 per ton in the first quarter of 2021. We expect metals prices to remain elevated in the third quarter of 2021.

Net sales in our carbon flat products segment increased $228.1 million, or 66.4%, to $571.9 million in the first six months of 2021 from $343.8 million in the first six months of 2020. The increase in sales was attributable to a 53.9% increase in average selling prices in the first six months of 2021 compared to the first six months of 2020, and a 8.1% increase in tons sold. Average selling prices in the first six months of 2021 increased to $1,181 per ton, compared with $767 per ton in the first six months of 2020.

Cost of materials sold increased $135.0 million, or 117.5%, to $249.9 million in the second quarter of 2021 from $114.9 million in the second quarter of 2020. Cost of materials sold increased $156.0 million, or 56.1%, to $434.1 million in the first six months of 2021 from $278.1 million in the first six months of 2020. The increase was due to the increased market price for metals discussed above in Results of Operations.

As a percentage of net sales, gross profit (as defined in footnote (a) in the table above) increased to 23.2% in the second quarter of 2021 compared to 18.4% in the second quarter of 2020. As a percentage of net sales, gross profit (as defined in footnote (a) in the table above) increased to 24.1% in the first six months of 2021 compared to 19.1% in the first six months of 2020 The increase in the gross profit as a percentage of net sales is due to the impact of the rapidly increasing average selling prices discussed above in Results of Operations, while the average costs of inventory did not increase as quickly as the average selling price.

Operating expenses in the second quarter of 2021 increased $9.8 million, or 27.8%, to $45.1 million from $35.3 million in the second quarter of 2020. Operating expenses in the first six months of 2021 increased $9.7 million, or 12.6%, to $86.1 million from $76.5 million in the first six months of 2020. Operating expenses increased as a result of inflationary impacts on labor, transportation and other product support costs, increased variable expenses related to increased sales volume, increased labor hours and increased variable performance-based incentive compensation.

Operating income in the second quarter of 2021 totaled $30.4 million, or 9.3% of net sales, compared to operating loss of $9.4 million, or 6.7% of net sales, in the second quarter of 2020. Operating income in the first six months of 2021 totaled $51.6 million, or 9.0% of net sales, compared to operating loss of $10.8 million, or 3.1% of net sales, in the first six months of 2020.

Tubular and pipe products

The following table presents selected operating results for our tubular and pipe products segment for the periods indicated (dollars are shown in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2021		2020		2021		2020
	$	% of net sales	$	% of net sales	$	% of net sales	$	% of net sales
Net sales	$92,531	100.0	$52,990	100.0	$182,963	100.0	$115,915	100.0
Cost of materials sold (a)	71,183	76.9	36,229	68.4	138,141	75.5	79,379	68.5
Gross profit (b)	21,348	23.1	16,761	31.6	44,822	24.5	36,536	31.5
Operating expenses (c)	18,309	19.8	14,536	27.4	35,463	19.4	30,006	25.9
Operating income	$3,039	3.3	$2,225	4.2	$9,359	5.2	$6,530	5.7

(a) Includes $4,000 and $5,000 of LIFO expense for the three and six months ended June 30, 2021, respectively.  Includes $500 and $1,000 of LIFO income for the three and six months ended June 30, 2020, respectively.

(b) Gross profit is calculated as net sales less the cost of materials sold.
(c) Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Net sales increased $39.5 million, or 74.6%, to $92.5 million in the second quarter of 2021 from $53.0 million in the second quarter of 2020. The increase is a result of a 48.9% increase in shipping volume and a 17.3% increase in average selling prices during the second quarter of 2021 compared to the second quarter of 2020. Net sales increased $67.0 million, or 57.8%, to $183.0 million in the first six months of 2021 from $115.9 million in the first six months of 2020. The increase is a result of a 51.9% increase in shipping volume and a 3.9% increase in average selling prices during the second quarter of 2021 compared to the second quarter of 2020. We expect metals prices to remain elevated in the third quarter of 2021.

Cost of materials sold increased $35.0 million, or 96.5%, to $71.2 million in the second quarter of 2021 from $36.2 million in the second quarter of 2020. Cost of materials sold increased $58.8 million, or 74.0%, to $138.1 million in the first six months of 2021 from $79.4 million in the first six months of 2020. The increase in cost of materials sold is primarily a result of the increased sales volume in 2021 compared to 2020. As a result of rapidly increasing prices, during the second quarter of 2021, our tubular and pipe products segment recorded $4.0 million of LIFO expense, compared to $0.5 million of LIFO income recorded in the second quarter of 2020. During the first six months of 2021, our tubular and pipe products segment recorded $5.0 million of LIFO expense, compared to $1.0 million of LIFO income during the first six months of 2020.

As a percentage of net sales, gross profit (as defined in footnote (b) in the table above) decreased to 23.1% in the second quarter of 2021 compared to 31.6% in the second quarter of 2020. As a percentage of net sales, the LIFO expense recorded in the second quarter of 2021 decreased gross profit by 4.3% compared to the LIFO income recorded in the second quarter of 2020, which increased gross profit by 0.9%. As a percentage of net sales, gross profit (as defined in footnote (b) in the table above) decreased to 24.5% in the first six months of 2021 compared to 31.5% in the first six months of 2020. As a percentage of net sales, the LIFO expense recorded in the first six months of 2021 decreased gross profit by 2.7% compared to the LIFO income recorded in the first six months of 2020, which increased gross profit by 0.9%.

Operating expenses in the second quarter of 2021 increased $3.8 million, or 26.0%, to $18.3 million from $14.5 million in the second quarter of 2020. Operating expenses decreased to 19.8% of net sales in the second quarter of 2021 compared to 27.4% in the second quarter of 2020. Operating expenses in the first six months of 2021 increased $5.5 million, or 18.2%, to $35.5 million from $30.0 million in the first six months of 2020. Operating expenses decreased to 19.4% of net sales in the first six months of 2021 compared to 25.9% in the first six months of 2020. Operating expenses increased as a result of, inflationary impacts on labor, transportation and other product support costs, increased variable expenses related to increased sales volume and increased variable performance-based incentive compensation.

Operating income in the second quarter 2021 totaled $3.0 million, or 3.3% of net sales, compared to $2.2 million, or 4.2% of net sales, in the second quarter of 2020. Operating income in the first six months of 2021 totaled $9.4 million, or 5.2% of net sales, compared to $6.5 million, or 5.7% of net sales, in the first six months of 2020.

Corporate expenses

Corporate expenses increased $2.5 million, or 108.4%, to $4.7 million in the second quarter of 2021 from $2.3 million in the second quarter of 2020. Corporate expenses increased $3.8 million, or 76.8%, to $8.7 million in the first six months of 2021 from $4.9 million in the first six months of 2020. Corporate expense increased as a result of increased performance-based incentive compensation.

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

Operating Activities

For the six months ended June 30, 2021, we used $95.7 million of net cash for operations, of which $66.5 million was generated from operating activities and $162.2 million was used for working capital. For the six months ended June 30, 2020, we generated $3.5 million of net cash for operations, of which $4.6 million was generated from operating activities and $1.1 million was used for working capital.

Net cash from operations totaled $66.5 million during the first six months of 2021 and was mainly comprised of net income of $51.7 million, the non-cash depreciation and amortization addback of $10.9 million and a decrease in other long-term assets of $5.2 million, offset by changes in other long-term liabilities of $1.8 million. Net cash from operations totaled $4.6 million during the first half of 2020 and mainly consisted of depreciation and amortization of $10.1 million added back to the net loss of $5.9 million, loss on sale of fixed asset of $2.1 million, and stock-based compensation of $0.6 million, offset by changes in other long-term assets of $2.6 million.

Working capital at June 30, 2021 totaled $443.3 million, a $167.8 million increase from December 31, 2020. The increase was primarily attributable to a $133.3 million increase in inventories (resulting from increased metals prices and inventory tonnage during the first six months of 2021), a $112.9 million increase in accounts receivable (resulting from higher sales and increased average selling prices in the first six months of 2021 compared to the fourth quarter of 2020) and a $5.2 million increase in prepaid expenses and other, offset by a $67.1 million increase in accounts payable and outstanding checks and a $22.0 million increase in accrued payroll and other accrued liabilities.

Investing Activities

Net cash used for investing activities totaled $4.6 million during the six months ended June 30, 2021, compared to $5.6 million during the six months ended June 30, 2020. The capital expenditures in the six months of 2021 and 2020 were primarily attributable to additional processing equipment at our existing facilities. During 2021, we expect our capital spending to be less than our annual depreciation expense.

Financing Activities

During the first six months of 2021, $106.4 million of cash was generated from financing activities, which primarily consisted of $108.4 million of net borrowings under our ABL Credit Facility offset by $1.2 million of credit facility fees and expenses related to the amended ABL Credit Facility, $0.4 million of dividends paid and $0.4 million used for principal payments under capital lease obligations.

Dividends paid were $0.4 million for both the six months ended June 30, 2021 and June 30, 2020. In August 2021, our Board of Directors approved a regular quarterly dividend of $0.02 per share, which will be paid on September 15, 2021 to shareholders of record as of September 1, 2021. Regular dividend distributions in the future are subject to the availability of cash, the $5.0 million annual limitation on cash dividends and common stock repurchases under our ABL Credit Facility and continuing determination by our Board of Directors that the payment of dividends remains in the best interest of our shareholders.

Stock Repurchase Program

In 2015, our Board of Directors authorized a stock repurchase program of up to 550,000 shares of our issued and outstanding common stock, which could include open market repurchases, negotiated block transactions, accelerated stock repurchases or open market solicitations for shares, all or some of which may be effected through Rule 10b5-1 plans. Repurchased shares will be held in our treasury, or canceled and retired as our Board of Directors may determine from time to time. Any repurchases of common stock are subject to the covenants contained in the ABL Credit Facility. Under the ABL Credit Facility, we may repurchase common stock and pay dividends up to $5.0 million in the aggregate during any trailing twelve months without restrictions. Purchases in excess of $5.0 million require us to (i) maintain availability in excess of 20% of the aggregate revolver commitments ($95.0 million at June 30, 2021) or (ii) to maintain availability equal to or greater than 15% of the aggregate revolver commitments ($71.3 million at June 30, 2021) and we must maintain a pro-forma ratio of earnings before interest, taxes, depreciation and amortization, or EBITDA, minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00. The timing and amount of any repurchases under the stock repurchase program will depend upon several factors, including market and business conditions, and limitations under the ABL Credit Facility, and repurchases may be discontinued at any time. As of June 30, 2021, 360,212 shares remain authorized for repurchase under the program.

There were no shares repurchased during the three or six months ended June 30, 2021. There were no shares repurchased during the three months ended June 30, 2020. During the six months ended June 30, 2020 we repurchased 15,000 shares, for an aggregate cost of $145 thousand.

Debt Arrangements

On June 16, 2021, we entered into a Fourth Amendment to Third Amended and Restated Loan and Security Agreement, which amended and extended our existing ABL Credit Facility. The $475 million ABL Credit Facility consists of: (i) a revolving credit facility of up to $445 million, including a $20 million sub-limit for letters of credit and (ii) a first in, last out revolving credit facility of up to $30 million. Under the terms of the ABL Credit Facility, we may, subject to the satisfaction of certain conditions, request additional commitments under the revolving credit facility in the aggregate principal amount of up to $200 million to the extent that existing or new lenders agree to provide such additional commitments and add real estate as collateral at our discretion. The ABL Credit Facility matures on June 16, 2026.

The ABL Credit Facility contains customary representations and warranties and certain covenants that limit our ability to, among other things: (i) incur or guarantee additional indebtedness; (ii) pay distributions on, redeem or repurchase capital stock or redeem or repurchase subordinated debt; (iii) make investments; (iv) sell assets; (v) enter into agreements that restrict distributions or other payments from restricted subsidiaries to us; (vi) incur or suffer to exist liens securing indebtedness; (vii) consolidate, merge or transfer all or substantially all of their assets; and (viii) engage in transactions with affiliates. In addition, the ABL Credit Facility contains a financial covenant which includes: (i) if any commitments or obligations are outstanding and our availability is less than the greater of $30 million or 10.0% of the aggregate amount of revolver commitments ($47.5 million at June 30, 2021) or 10.0% of the aggregate borrowing base ($47.5 million at June 30, 2021), then we must maintain a ratio of EBITDA minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00 for the most recent twelve fiscal month period.

We have the option to borrow under its revolver based on the agent’s base rate plus a premium ranging from 0.00% to 0.25% or the London Interbank Offered Rate, or LIBOR, plus a premium ranging from 1.25% to 2.75%.

As of June 30, 2021, we were in compliance with our covenants and had approximately $202 million of availability under the ABL Credit Facility.

As of June 30, 2021, $1.6 million of bank financing fees were included in “Prepaid expenses and other” and “Other long-term assets” on the accompanying Consolidated Balance Sheets. The financing fees are being amortized over the five-year term of the ABL Credit Facility and are included in “Interest and other expense on debt” on the accompanying Consolidated Statements of Comprehensive Income (Loss).

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

Approximately 44% and 41% of our consolidated net sales during the first six months of 2021 and 2020, respectively, were directly related to industrial machinery and equipment manufacturers and their fabricators.

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

Item 4. Controls and Procedures

The evaluation required by Rule 13a-15(e) of the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q has been carried out under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. These disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in reports that are filed with or submitted to the SEC is: (i) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2021, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during the second quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We are continually monitoring and assessing the COVID-19 pandemic’s impact on our internal controls to minimize the impact on their design and operating effectiveness.

Part II. OTHER INFORMATION

Items 1, 1A, 2, 3, 4 and 5 of this Part II are either inapplicable or are answered in the negative and are omitted pursuant to the instructions to Part II.

Item 6. Exhibits

Exhibit	Description of Document	Reference

3.1	Amendment to Amended and Restated Articles of Incorporation	Filed herewith

4.1

Fourth Amendment to Third Amended and Restated Loan and Security Agreement, dated as of June 16, 2021, among Olympic Steel, Inc., Olympic Steel Lafayette, Inc., Olympic Steel Minneapolis, Inc., Olympic Steel Iowa, Inc., Oly Steel NC, Inc., IS Acquisition, Inc., Chicago Tube and Iron Company, B Metals, Inc., MCI, Inc., ACT Acquisition, Inc., the lenders from time to time party thereto and Bank of America, N.A. as Agent for the Lenders

4.30 to Registrant’s Form 8-K filed with the Commission on June 21, 2021 (Commission File No. 0-23320)

10.1	Olympic Steel, Inc. Amended and Restated 2007 Omnibus Incentive Plan as Amended Effective May 7, 2021	Filed herewith
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101

The following materials from Olympic Steel’s Quarterly Report on Form 10-Q for the period ended June 30, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Statements of Cash Flows, (iv) the Supplemental Disclosures of Cash Flow Information, (v) the Consolidated Statements of Shareholders’ Equity, (vi) Notes to Unaudited Consolidated Financial Statements and (vii) document and entity information.

104	Cover Pager Interactive Data File (embedded with the Inline XBRL document).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLYMPIC STEEL, INC.
(Registrant)

Date: August 6, 2021	By:	/s/ Richard T. Marabito
Richard T. Marabito
Chief Executive Officer

By:	/s/ Richard A. Manson
Richard A. Manson
Chief Financial Officer
(Principal Financial and Accounting Officer)