Form 10-Q
period 2021-09-30
OLYMPIC STEEL INC
filed 2021-11-05
CIK 917470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding as of November 5, 2021
Common stock, without par value	11,077,322

Olympic Steel, Inc.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Olympic Steel, Inc.

Consolidated Balance Sheets

(in thousands)

	As of
	September 30, 2021	December 31, 2020
	(unaudited)
Assets
Cash and cash equivalents	$15,143	$5,533
Accounts receivable, net	303,236	151,601
Inventories, net (includes LIFO credit of $9,885 and LIFO debit of $2,115 as of September 30, 2021 and December 31, 2020, respectively)	417,979	240,001
Prepaid expenses and other	12,459	5,069
Total current assets	748,817	402,204
Property and equipment, at cost	412,635	434,579
Accumulated depreciation	(265,360)	(277,379)
Net property and equipment	147,275	157,200
Goodwill	5,234	5,123
Intangible assets, net	31,307	32,593
Other long-term assets	15,203	18,131
Right of use assets, net	23,470	25,354
Total assets	$971,306	$640,605

Liabilities
Accounts payable	$160,034	$87,291
Accrued payroll	35,493	10,985
Other accrued liabilities	28,450	22,869
Current portion of lease liabilities	5,457	5,580
Total current liabilities	229,434	126,725
Credit facility revolver	297,880	160,609
Other long-term liabilities	16,620	22,478
Deferred income taxes	10,365	9,818
Lease liabilities	18,292	19,965
Total liabilities	572,591	339,595
Shareholders' Equity
Preferred stock	-	-
Common stock	133,174	132,382
Accumulated other comprehensive loss	(2,827)	(4,215)
Retained earnings	268,368	172,843
Total shareholders' equity	398,715	301,010
Total liabilities and shareholders' equity	$971,306	$640,605

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Consolidated Statements of Comprehensive Income (Loss)

For the Three and Nine Months Ended September 30,

(in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020

Net sales	$668,466	$299,921	$1,687,667	$902,597
Costs and expenses
Cost of materials sold (excludes items shown separately below)	520,866	239,967	1,304,234	718,726
Warehouse and processing	26,208	19,471	76,153	62,173
Administrative and general	24,811	16,507	74,328	52,577
Distribution	14,424	11,226	42,086	33,133
Selling	12,155	6,130	30,408	18,863
Occupancy	3,029	2,256	8,951	7,355
Depreciation	4,243	4,347	13,557	13,422
Amortization	570	380	1,764	1,145
Total costs and expenses	606,306	300,284	1,551,481	907,394
Operating income (loss)	62,160	(363)	136,186	(4,797)
Other loss, net	(15)	(25)	(24)	(68)
Income (loss) before interest and income taxes	62,145	(388)	136,162	(4,865)
Interest and other expense on debt	1,947	1,693	5,618	5,823
Income (loss) before income taxes	60,198	(2,081)	130,544	(10,688)
Income tax provision (benefit)	15,665	(561)	34,354	(3,307)
Net income (loss)	$44,533	$(1,520)	$96,190	$(7,381)
Gain (loss) on cash flow hedge	434	470	1,851	(3,001)
Tax effect on cash flow hedge	(109)	(118)	(463)	750
Total comprehensive income (loss)	$44,858	$(1,168)	$97,578	$(9,632)

Earnings per share:
Net income (loss) per share - basic	$3.88	$(0.13)	$8.37	$(0.64)
Weighted average shares outstanding - basic	11,492	11,452	11,491	11,447
Net income (loss) per share - diluted	$3.87	$(0.13)	$8.36	$(0.64)
Weighted average shares outstanding - diluted	11,515	11,452	11,509	11,447

Dividends declared per share of common stock	$0.02	$0.02	$0.06	$0.06

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30,

(in thousands)

	2021	2020

Cash flows from (used for) operating activities:
Net income (loss)	$96,190	$(7,381)
Adjustments to reconcile net income (loss) to net cash from (used for) operating activities -
Depreciation and amortization	15,837	14,955
(Gain) loss on disposition of property and equipment	(48)	2,030
Gain on disposition of Detroit operation (before expenses of $2,569)	(6,068)	-
Stock-based compensation	792	922
Other long-term assets	5,558	(3,329)
Other long-term liabilities	(4,497)	1,981
	107,764	9,178
Changes in working capital:
Accounts receivable	(151,635)	(14,983)
Inventories	(177,978)	40,634
Prepaid expenses and other	(7,365)	(1,197)
Accounts payable	74,850	2,491
Change in outstanding checks	(2,107)	(2,278)
Accrued payroll and other accrued liabilities	29,534	(5,192)
	(234,701)	19,475
Net cash from (used for) operating activities	(126,937)	28,653

Cash flows from (used for) investing activities:
Capital expenditures	(7,738)	(7,968)
Proceeds from disposition of property and equipment	32	1,150
Proceeds from sale of Detroit property and equipment	9,506	-
Net cash from (used for) investing activities	1,800	(6,818)

Cash flows from (used for) financing activities:
Credit facility revolver borrowings	546,594	245,255
Credit facility revolver repayments	(409,323)	(266,880)
Principal payment under capital lease obligation	(656)	-
Credit facility fees and expenses	(1,203)	-
Repurchase of common stock	-	(145)
Dividends paid	(665)	(663)
Net cash from (used for) financing activities	134,747	(22,433)

Cash and cash equivalents:
Net change	9,610	(598)
Beginning balance	5,533	5,742
Ending balance	$15,143	$5,144

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Supplemental Disclosures of Cash Flow Information

For the Nine Months Ended September 30,

(in thousands)

	2021	2020
	(unaudited)

Interest paid	$5,023	$5,515
Income taxes paid	$33,968	$37

The Company incurred financing lease obligations of $1.0 million during the nine months ended September 30, 2020. There were no new financing lease obligations during the nine months ended September 30, 2021. This non-cash transaction has been excluded from the Consolidated Statements of Cash Flows for the nine months ended September 30, 2020.

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Consolidated Statements of Shareholders’ Equity

(in thousands)

	For the Three Months Ended September 30, 2021
		Accumulated
		Other
	Common	Comprehensive	Retained	Total
	Stock	Loss	Earnings	Equity
Balance at June 30, 2021	$132,916	$(3,153)	$224,057	$353,820
Net income	-	-	44,533	44,533
Payment of dividends	-	-	(222)	(222)
Stock-based compensation	258	-	-	258
Changes in fair value of hedges, net of tax	-	326	-	326
Balance at September 30, 2021	$133,174	$(2,827)	$268,368	$398,715

	For the Nine Months Ended September 30, 2021
		Accumulated
		Other
	Common	Comprehensive	Retained	Total
	Stock	Loss	Earnings	Equity
Balance at December 31, 2020	$132,382	$(4,215)	$172,843	$301,010
Net income	-	-	96,190	96,190
Payment of dividends	-	-	(665)	(665)
Stock-based compensation	792	-	-	792
Changes in fair value of hedges, net of tax	-	1,388	-	1,388
Balance at September 30, 2021	$133,174	$(2,827)	$268,368	$398,715

	For the Three Months Ended September 30, 2020
			Accumulated
			Other
	Common	Treasury	Comprehensive	Retained	Total
	Stock	Stock	Loss	Earnings	Equity
Balance at June 30, 2020	$131,803	$-	$(4,885)	$173,020	$299,938
Net loss	-	-	-	(1,520)	(1,520)
Payment of dividends	-	-	-	(221)	(221)
Stock-based compensation	286	-	-	-	286
Changes in fair value of hedges, net of tax	-	-	352	-	352
Other	-	-	1	(1)	-
Balance at September 30, 2020	$132,089	$-	$(4,532)	$171,278	$298,835

	For the Nine Months Ended September 30, 2020
			Accumulated
			Other
	Common	Treasury	Comprehensive	Retained	Total
	Stock	Stock	Loss	Earnings	Equity
Balance at December 31, 2019	$131,647	$(335)	$(2,281)	$179,321	$308,352
Net loss	-	-	-	(7,381)	(7,381)
Payment of dividends	-	-	-	(663)	(663)
Stock-based compensation	922	-	-	-	922
Restricted stock units converted to stock	(480)	480	-	-	-
Changes in fair value of hedges, net of tax	-	-	(2,251)	-	(2,251)
Repurchase of common stock	-	(145)	-	-	(145)
Other	-	-	-	1	1
Balance at September 30, 2020	$132,089	$-	$(4,532)	$171,278	$298,835

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Notes to Unaudited Consolidated Financial Statements

September 30, 2021

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

The Company operates in three reportable segments: carbon flat products, specialty metals flat products, and tubular and pipe products.  The specialty metals flat products segment and the carbon flat products segment are at times consolidated and referred to as the flat products segments.  Certain of the flat products segments’ assets and resources are shared by the specialty metals and carbon flat products segments, and both segments’ products are stored in the shared facilities and, in some locations, processed on shared equipment.  Due to the shared assets and resources, certain of the flat products segment expenses are allocated between the specialty metals flat products segment and the carbon flat products segment based upon an established allocation methodology.  The specialty metals flat products segment sells and distributes processed aluminum and stainless flat-rolled sheet and coil products, flat bar products and fabricated parts.  Through the acquisition of Action Stainless & Alloys, Inc. (Action Stainless) on December 14, 2020, the specialty metals flat products segment expanded its geographic footprint and enhanced its product offerings in stainless steel and aluminum plate, sheet, angles, rounds, flat bar, tubing and pipe.  Action Stainless offers a range of processing capabilities, including plasma, laser and waterjet cutting and computer numerical control (CNC) machining.  On October 1, 2021, the Company acquired all of the net assets of Shaw Stainless & Alloy, Inc. (Shaw), based in Powder Springs, Georgia.  Shaw is a full-line distributor of stainless steel sheet, pipe, tube, bar and angles. Shaw also manufactures and distributes stainless steel bollards and water treatment systems. The acquisition includes Shaw's stainless-steel distribution and fabrication businesses as well as its architectural and barrier defense businesses.  The carbon flat products segment sells and distributes large volumes of processed carbon and coated flat-rolled sheet, coil and plate products, and fabricated parts.  Through the acquisitions of McCullough Industries (McCullough) and certain assets related to the manufacturing of the EZ Dumper® hydraulic dump inserts (EZ Dumper) in 2019, the carbon flat products segment expanded its product offerings to include self-dumping metal hoppers and steel and stainless-steel dump inserts for pickup truck and service truck beds.  On September 17, 2021, the Company sold substantially all of the assets related to its Detroit operation.  The Detroit operation was primarily focused on the distribution of carbon flat-rolled steel to domestic automotive manufacturers and their suppliers.  The tubular and pipe products segment, which consists of the Chicago Tube and Iron subsidiary (CTI), distributes metal tubing, pipe, bar, valves and fittings and fabricates pressure parts supplied to various industrial markets.

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

	Disaggregated Revenue by Products Sold
	For the Three Months Ended September 30, 2021
	Carbon flat products	Specialty metals flat products	Tubular and pipe products	Total
Hot Rolled	31.9%	-	-	31.9%
Plate	11.2%	-	-	11.2%
Cold Rolled	7.8%	-	-	7.8%
Coated	7.8%	-	-	7.8%
Specialty	-	23.3%	-	23.3%
Tube	-	-	14.9%	14.9%
Other	1.8%	1.3%	-	3.1%
Total	60.5%	24.6%	14.9%	100.0%

	Disaggregated Revenue by Products Sold
	For the Nine Months Ended September 30, 2021
	Carbon flat products	Specialty metals flat products	Tubular and pipe products	Total
Hot Rolled	30.1%	-	-	30.1%
Plate	10.6%	-	-	10.6%
Cold Rolled	7.1%	-	-	7.1%
Coated	8.3%	-	-	8.3%
Specialty	-	24.0%	-	24.0%
Tube	-	-	16.7%	16.7%
Other	1.8%	1.4%	-	3.2%
Total	57.9%	25.4%	16.7%	100.0%

	Disaggregated Revenue by Products Sold
	For the Three Months Ended September 30, 2020
	Carbon flat products	Specialty metals flat products	Tubular and pipe products	Total
Hot Rolled	27.3%	-	-	27.3%
Plate	9.2%	-	-	9.2%
Cold Rolled	6.3%	-	-	6.3%
Coated	12.3%	-	-	12.3%
Specialty	-	24.8%	-	24.8%
Tube	-	-	17.0%	17.0%
Other	0.9%	2.2%	-	3.1%
Total	56.0%	27.0%	17.0%	100.0%

	Disaggregated Revenue by Products Sold
	For the Nine Months Ended September 30, 2020
	Carbon flat products	Specialty metals flat products	Tubular and pipe products	Total
Hot Rolled	29.3%	-	-	29.3%
Plate	10.9%	-	-	10.9%
Cold Rolled	5.8%	-	-	5.8%
Coated	9.5%	-	-	9.5%
Specialty	-	22.8%	-	22.8%
Tube	-	-	18.5%	18.5%
Other	1.2%	2.0%	-	3.2%
Total	56.7%	24.8%	18.5%	100.0%

3.	Accounts Receivable:

Accounts receivable are presented net of allowances for credit losses and unissued credits of $4.4 million and $3.6 million as of September 30, 2021 and December 31, 2020, respectively. The allowance for credit losses is maintained at a level considered appropriate based on historical experience, specific customer collection issues that have been identified, current market conditions and estimates for supportable forecasts when appropriate. Estimations are based upon a calculated percentage of accounts receivable, and judgments about the probable effects of economic conditions on certain customers, which can fluctuate significantly from year to year. The Company cannot guarantee that the rate of future credit losses will be similar to past experience. The Company considers all available information when assessing the adequacy of its allowance for credit losses and unissued credits.

4.	Inventories:

Inventories consisted of the following:

	Inventory as of
(in thousands)	September 30, 2021	December 31, 2020
Unprocessed	$341,346	$194,614
Processed and finished	76,633	45,387
Totals	$417,979	$240,001

The Company values certain of its tubular and pipe products inventory at the last-in, first-out (LIFO) method. At September 30, 2021 and December 31, 2020, approximately $55.4 million, or 13.3% of consolidated inventory, and $50.3 million, or 21.0% of consolidated inventory, respectively, was reported under the LIFO method of accounting. The cost of the remainder of the tubular and pipe products inventory is determined using a weighted average rolling first-in, first-out (FIFO) method.

During the three and nine months ended September 30, 2021, the Company recorded $7.0 million and $12.0 million of LIFO expense, respectively, as current projections anticipate increased metals prices by December 31, 2021 compared to December 31, 2020. During the three and nine months ended September 30, 2020, the Company recorded $0.1 million and $1.1 million of LIFO income, respectively.

If the FIFO method had been in use, inventories would have been $9.9 million higher and $2.1 million lower than reported at September 30, 2021 and December 31, 2020, respectively.

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

Goodwill, by reportable unit, was as follows as of September 30, 2021 and December 31, 2020, respectively. The goodwill is deductible for tax purposes. The change in goodwill during 2021 is related to adjustments to the preliminary purchase price allocation of the fair market values of the assets acquired and liabilities assumed for Action Stainless.

(in thousands)	Carbon Flat Products	Specialty Metals Flat Products	Tubular and Pipe Products	Total
Balance as of December 31, 2020	$1,065	$4,058	$-	$5,123
Acquisitions	-	111	-	111
Impairments	-	-	-	-
Balance as of September 30, 2021	$1,065	$4,169	$-	$5,234

Intangible assets consisted of the following as of September 30, 2021 and December 31, 2020, respectively:

	As of September 30, 2021
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Customer relationships - subject to amortization	$21,259	$(10,166)	$11,093
Covenant not to compete - subject to amortization	259	(213)	46
Trade name - not subject to amortization	20,168	-	20,168
	$41,686	$(10,379)	$31,307

	As of December 31, 2020
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Customer relationships - subject to amortization	$21,442	$(9,101)	$12,341
Covenant not to compete - subject to amortization	259	(186)	73
Trade name - not subject to amortization	20,179	-	20,179
	$41,880	$(9,287)	$32,593

The Company estimates that amortization expense for its intangible assets subject to amortization will be approximately $1.5 million per year for the next two years and $1.4 million, $1.0 million and $0.5 million per year for the three years thereafter, respectively.

6.	Leases:

The components of lease expense were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020

Operating lease cost	$1,733	$1,767	$5,148	$5,322

Finance lease cost:
Amortization of right-of-use assets	$210	$62	$634	$182
Interest on lease liabilities	23	13	76	39
Total finance lease cost	$233	$75	$710	$221

Supplemental cash flow information related to leases was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020

Cash paid for lease liabilities:
Operating cash flows from operating leases	$1,704	$1,742	$5,060	$5,251
Operating cash flows from finance leases	23	13	76	39
Financing cash flows from finance leases	202	58	607	173
Total cash paid for lease liabilities	$1,929	$1,813	$5,743	$5,463

Supplemental balance sheet information related to leases was as follows:

	September 30,	December 31,
(in thousands)	2021	2020

Operating Leases
Operating lease	$36,916	$36,060
Operating lease accumulated amortization	(13,446)	(10,706)
Operating lease right-of-use asset, net	23,470	25,354

Operating lease current liabilities	5,457	5,580
Operating lease liabilities	18,292	19,965
Total operating lease liabilities	$23,749	$25,545

Finance Leases
Finance lease	$3,511	$3,582
Finance lease accumulated depreciation	(946)	(333)
Finance lease, net	2,565	3,249

Finance lease current liabilities	811	815
Finance lease liabilities	1,797	2,453
Total finance lease liabilities	$2,608	$3,268

	September 30,	December 31,
	2021	2020

Weighted Average Remaining Lease Term
Operating leases (in years)	6	7
Finance leases (in years)	4	6

Weighted Average Discount Rate
Operating leases	3.69%	3.76%
Finance leases	3.49%	3.80%

Maturities of lease liabilities were as follows:

	Operating	Finance
(in thousands)	Leases	Leases

Year Ending December 31,
2021	$1,661	$226
2022	5,947	840
2023	4,857	568
2024	4,152	481
2025	2,875	315
Thereafter	7,156	374
Total future minimum lease payments	$26,648	$2,804
Less remaining imputed interest	(2,899)	(196)
Total	$23,749	$2,608

7.	Debt:

The Company’s debt is comprised of the following components:

	As of
	September 30,	December 31,
(in thousands)	2021	2020
Asset-based revolving credit facility due June 16, 2026	$297,880	$160,609
Total debt	$297,880	$160,609

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

The ABL Credit Facility contains customary representations and warranties and certain covenants that limit the ability of the Company to, among other things: (i) incur or guarantee additional indebtedness; (ii) pay distributions on, redeem or repurchase capital stock or redeem or repurchase subordinated debt; (iii) make investments; (iv) sell assets; (v) enter into agreements that restrict distributions or other payments from restricted subsidiaries to the Company; (vi) incur or suffer to exist liens securing indebtedness; (vii) consolidate, merge or transfer all or substantially all of their assets; and (viii) engage in transactions with affiliates. In addition, the ABL Credit Facility contains a financial covenant which provides that: (i) if any commitments or obligations are outstanding and the Company’s availability is less than the greater of $30 million or 10.0% of the aggregate amount of revolver commitments ($47.5 million at September 30, 2021) or 10.0% of the aggregate borrowing base ($47.5 million at September 30, 2021), then the Company must maintain a ratio of Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA) minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00 for the most recent twelve fiscal month period.

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

As of September 30, 2021, the Company was in compliance with its covenants and had approximately $173 million of availability under the ABL Credit Facility.

As of September 30, 2021, and December 31, 2020, $1.6 million and $0.9 million, respectively, of bank financing fees were included in “Prepaid expenses and other” and “Other long-term assets” on the accompanying Consolidated Balance Sheets.  The financing fees are being amortized over the five-year term of the ABL Credit Facility and are included in “Interest and other expense on debt” on the accompanying Consolidated Statements of Comprehensive Income (Loss).

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

These derivatives have not been designated as hedging instruments. The periodic changes in fair value of the metals and embedded customer derivative instruments are included in “Cost of materials sold” in the Consolidated Statements of Comprehensive Income (Loss). The Company recognizes derivative positions with both the customer and the third party for the derivatives and classifies cash settlement amounts associated with them as part of “Cost of materials sold” in the Consolidated Statements of Comprehensive Income (Loss). The cumulative change in fair value of the metals swaps that had not yet settled as of September 30, 2021 are included in “Other accrued liabilities”, and the embedded customer derivatives are included in “Accounts receivable, net” on the Consolidated Balance Sheets as of September 30, 2021. There were no outstanding metals swaps or embedded customer derivatives as of December 31, 2020.

Fixed rate interest rate hedge

On January 10, 2019, the Company entered into a five-year forward starting fixed rate interest rate hedge in order to eliminate the variability of cash interest payments on $75 million of the outstanding LIBOR based borrowings under the ABL Credit Facility. The interest rate hedge fixed the rate at 2.57%. The interest rate hedge is included in “Other long-term liabilities” on the Consolidated Balance Sheets as of September 30, 2021. Although the Company is exposed to credit loss in the event of nonperformance by the other party to the interest rate hedge agreement, the Company anticipates performance by the counterparty.

The table below shows the total impact to the Company’s Consolidated Statements of Comprehensive Income (Loss) through net income of the derivatives for the three and nine months ended September 30, 2021 and 2020, respectively.

	Net Gain (Loss) Recognized
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Fixed interest rate hedge	$(475)	$(459)	$(1,406)	$(1,055)
Metals swaps	(92)	82	136	55
Embedded customer derivatives	92	(82)	(136)	(55)
Total loss	$(475)	$(459)	$(1,406)	$(1,055)

9.	Fair Value of Assets and Liabilities:

During the nine months ended September 30, 2021, there were no transfers of financial assets between Levels 1, 2 or 3 fair value measurements. There have been no changes in the methodologies used at September 30, 2021 since December 31, 2020.

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company:

	Value of Items Recorded at Fair Value
	As of September 30, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Embedded customer derivative	$-	$69	$-	$69
Total assets at fair value	$-	$69	$-	$69

Liabilities:
Metal Swaps	$-	$69	$-	$69
Fixed interest rate hedge		3,769		3,769
Total liabilities recorded at fair value	$-	$3,838	$-	$3,838

	Value of Items Recorded at Fair Value
	As of December 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Total
Liabilities:
Fixed interest rate hedge	$-	$5,620	$-	$5,620
Total liabilities recorded at fair value	$-	$5,620	$-	$5,620

The value of the items not recorded at fair value represent the carrying value of the liabilities.

The carrying value of the ABL Credit Facility was $297.9 million and $160.6 million at September 30, 2021 and December 31, 2020, respectively. As the ABL Credit Facility was amended on June 16, 2021, management believes that its carrying value approximates fair value.

10.	Accumulated Other Comprehensive Loss:

On January 10, 2019, the Company entered into a five-year forward starting fixed rate interest rate hedge in order to eliminate the variability of cash interest payments on $75 million of the outstanding LIBOR based borrowings under the ABL Credit Facility. The interest rate hedge fixed the rate at 2.57%. The fair value of the interest rate hedge of $3.8 million, net of tax of $0.9 million is included in “Accumulated other comprehensive loss” on the Consolidated Balance Sheets at September 30, 2021.

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

On an annual basis, the compensation committee of the Company’s Board of Directors awards RSUs to each non-employee director as part of their annual compensation. The annual awards for 2021 and 2020 per director were $80,000. Subject to the terms of the Incentive Plan and the RSU agreement, the RSUs vest after one year of service (from the date of grant). The RSUs are not converted into shares of common stock until the director either resigns or is terminated from the board of directors.

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

Stock-based compensation expense recognized on RSUs for the three and nine months ended September 30, 2021 and 2020, respectively, is summarized in the following table:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2021	2020	2021	2020
RSU expense before taxes	$258	$286	$778	$973
RSU expense after taxes	$191	$204	$573	$672

All pre-tax charges related to RSUs were included in the caption “Administrative and general” on the accompanying Consolidated Statements of Comprehensive Income (Loss).

The following table summarizes the activity related to RSUs for the nine months ended September 30, 2021 and 2020, respectively:

	As of September 30, 2021		As of September 30, 2020
	Number of	Weighted Average	Number of	Weighted Average
	Shares	Granted Price	Shares	Granted Price
Outstanding at December 31	610,540	$18.25	636,086	$19.25
Granted	20,604	23.29	70,588	11.92
Converted into shares	(2,422)	17.09	(94,161)	20.27
Forfeited	(5,086)	17.55	(1,973)	18.14
Outstanding at September 30	623,636	$18.43	610,540	$18.25
Vested at September 30	414,090	$18.76	375,692	$18.88

12.	Income Taxes:

For the three months ended September 30, 2021, the Company recorded an income tax provision of $15.7 million, or 26.0%, compared to an income tax benefit of $0.6 million, or 27.0%, for the three months ended September 30, 2020. For the nine months ended September 30, 2021, the Company recorded an income tax provision of $34.4 million, or 26.3%, compared to an income tax benefit of $3.3 million, or 30.9%, for the nine months ended September 30, 2020.

For the three and nine months ended September 30, 2021, the tax provision or benefit for the interim period is determined using an estimate of the Company’s annual effective tax rate, adjusted for discrete items that are taken into account in the relevant period. Each quarter the Company updates the estimate of the annual effective tax rate, and if the estimated tax rate changes, the Company makes a cumulative adjustment. Due to the COVID-19 pandemic and the uncertainty around forecasting an annual effective tax rate, the tax provision was recorded based on the actual effective tax rate including discrete items for the three and nine months ended September 30, 2020.

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

13.	Shares Outstanding and Earnings Per Share:

Earnings per share have been calculated based on the weighted average number of shares outstanding as set forth below:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2021	2020	2021	2020
Weighted average basic shares outstanding	11,492	11,452	11,491	11,447
Assumed exercise of stock options and issuance of stock awards	23	-	18	-
Weighted average diluted shares outstanding	11,515	11,452	11,509	11,447
Net income (loss)	$44,533	$(1,520)	$96,190	$(7,381)
Basic earnings per share	$3.88	$(0.13)	$8.37	$(0.64)
Diluted earnings per share	$3.87	$(0.13)	$8.36	$(0.64)
Unvested RSUs	209	234	209	234

14.	Equity Programs:

Stock Repurchase Program

On October 2, 2015, the Company announced that its Board of Directors authorized a stock repurchase program of up to 550,000 shares of the Company’s issued and outstanding common stock, which could include open market repurchases, negotiated block transactions, accelerated stock repurchases or open market solicitations for shares, all or some of which may be affected through Rule 10b5-1 plans. Any of the repurchased shares are held in the Company’s treasury, or canceled and retired as the Board of Directors may determine from time to time. Any repurchases of common stock are subject to the covenants contained in the ABL Credit Facility. Under the ABL Credit Facility, the Company may repurchase common stock and pay dividends up to $5.0 million in the aggregate during any trailing twelve months without restrictions.  Purchases of common stock or dividend payments in excess of $5.0 million in the aggregate require the Company to (i) maintain availability in excess of 20.0% of the aggregate revolver commitments ($95.0 million at September 30, 2021) or (ii) to maintain availability equal to or greater than 15.0% of the aggregate revolver commitments ($71.3 million at September 30, 2021) and the Company must maintain a pro-forma ratio of EBITDA minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00.

There were no shares repurchased during the three and nine months ended September 30, 2021. There were no shares repurchased during the three months ended September 30, 2020. During the nine months ended September 30, 2020, the Company repurchased 15,000 shares for an aggregate cost of $145 thousand. As of September 30, 2021, 360,212 shares remain authorized for repurchase under the program.

At-the-Market Equity Program

On September 3, 2021, the Company commenced an at-the-market ("ATM") equity program under its shelf registration statement, which allows it to sell and issue up to $50 million in shares of its common stock from time to time. The Company entered into an Equity Distribution Agreement on September 3, 2021 with KeyBanc Capital Markets Inc. ("KeyBanc") relating to the issuance and sale of shares of common stock pursuant to the program. KeyBanc is not required to sell any specific amount of securities but will act as the Company’s sales agent using commercially reasonable efforts consistent with its normal trading and sales practices, on mutually agreed terms between KeyBanc and the Company. KeyBanc will be entitled to compensation for shares sold pursuant to the program of 2.0% of the gross proceeds of any shares of common stock sold under the Equity Distribution Agreement. No shares were sold under the ATM program during the three months ended September 30, 2021.

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

The Company operates in three reportable segments: specialty metals flat products, carbon flat products, and tubular and pipe products. The specialty metals flat products segment and the carbon flat products segment are at times consolidated and referred to as the flat products segments, as certain of the flat products segments’ assets and resources are shared by the specialty metals and carbon flat products segments and both segments’ products are stored in the shared facilities and, in some locations, processed on shared equipment.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands)	2021	2020	2021	2020
Net sales
Specialty metals flat products	$164,179	$80,904	$428,533	$223,887
Carbon flat products	404,596	167,948	976,480	511,726
Tubular and pipe products	99,691	51,069	282,654	166,984
Total net sales	$668,466	$299,921	$1,687,667	$902,597

Restructuring and other charges
Specialty metals flat products	$-	$-	$-	$27
Carbon flat products	-	-	-	3,559
Tubular and pipe products	-	-	-	-
Corporate	-	-	-	-
Total restructuring and other charges	$-	$-	$-	$3,586

Depreciation and amortization
Specialty metals flat products	$858	$513	$2,662	$1,457
Carbon flat products	2,698	2,852	8,570	8,932
Tubular and pipe products	1,239	1,344	4,035	4,076
Corporate	18	18	54	102
Total depreciation and amortization	$4,813	$4,727	$15,321	$14,567

Operating income (loss)
Specialty metals flat products	$24,663	$2,448	$46,387	$7,174
Carbon flat products	37,164	(1,604)	88,797	(12,378)
Tubular and pipe products	2,354	744	11,713	7,274
Corporate expenses	(2,021)	(1,951)	(10,711)	(6,867)
Total operating income (loss)	$62,160	$(363)	$136,186	$(4,797)
Other income (loss), net	(15)	(25)	(24)	(68)
Income (loss) before interest and income taxes	62,145	(388)	136,162	(4,865)
Interest and other expense on debt	1,947	1,693	5,618	5,823
Income (loss) before income taxes	$60,198	$(2,081)	$130,544	$(10,688)

	For the Nine Months Ended
	September 30,
(in thousands)	2021	2020
Capital expenditures
Flat products segments	$6,172	$6,818
Tubular and pipe products	1,566	1,150
Corporate	-	-
Total capital expenditures	$7,738	$7,968

	As of
	September 30,	December 31,
(in thouands)	2021	2020
Assets
Flat products segments	$721,133	$404,269
Tubular and pipe products	249,566	235,516
Corporate	607	820
Total assets	$971,306	$640,605

There were no material revenue transactions between the specialty metals products, carbon flat products and tubular and pipe products segments.  On September 17, 2021, the Company sold substantially all of the assets related to its Detroit operation.  The Detroit operation was primarily included in the carbon flat-rolled segment.

The Company sells certain products internationally, primarily in Canada and Mexico. International sales are immaterial to the consolidated financial results and to the individual segments’ results.

16.	Disposition of Assets:

On September 17, 2021, the Company sold substantially all of the assets related to its Detroit operation to Venture Steel (U.S.), Inc. for $58.4 million plus a working capital adjustment, estimated at $13.5 million, to be settled in late 2021 or early 2022.  The sale price included $9.5 million for property and equipment and the remaining assets and liabilities were sold at fair value.  The proceeds of the sale will be used for working capital needs as well as future acquisitions and investments in organic growth opportunities.  The Detroit operation was primarily focused on the distribution of carbon flat-rolled steel to domestic automotive manufacturers and their suppliers.  The sale of the Detroit operation does not indicate a strategic shift in the Company’s operations.  The gain on the sale net of associated professional and legal fees totaled $3.5 million and are included in “Administrative and general” in the Corporate segment in the Consolidated Statements of Comprehensive Income (Loss).  The operating results of the Detroit operation were included in the flat-products segments prior to the disposition.

17.	Subsequent Event:

On October 1, 2021, the Company acquired all of the net assets of Shaw Stainless & Alloy, Inc. (Shaw), based in Powder Springs, Georgia for $12.0 million.  Shaw is a full-line distributor of stainless steel sheet, pipe, tube, bar and angles. Shaw also manufactures and distributes stainless steel bollards and water treatment systems. The acquisition includes Shaw's stainless-steel distribution and fabrication businesses as well as its architectural and barrier defense businesses.

The acquisition will be accounted for as a business combination and the assets acquired and liabilities assumed valued at fair market value.  The acquisition is not considered significant and Shaw’s results will be included in the Company’s specialty metals flat products segment beginning in the Company’s fourth quarter of 2021 financial results.  Upon the acquisition, the Company entered into an amendment to include the eligible assets of Shaw in its ABL Credit Facility.

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

Forward-Looking Information

This Quarterly Report on Form 10-Q and other documents we file with the Securities and Exchange Commission, or SEC, contain various forward-looking statements that are based on current expectations, estimates, forecasts and projections about our future performance, business, our beliefs and management’s assumptions. In addition, we, or others on our behalf, may make forward-looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, conferences, webcasts, phone calls and conference calls. Words such as “may,” “will,” “anticipate,” “should,” “intend,” “expect,” “believe,” “estimate,” “project,” “plan,” “potential,” and “continue,” as well as the negative of these terms or similar expressions, are intended to identify forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those implied by such statements including, but not limited to:

●	risks of falling metals prices and inventory devaluation;
●	risks associated with supply chain disruption resulting from the imbalance of metal supply and end-user demands related to the novel coronavirus, or COVID-19, and other factors;
●	supply disruptions and inflationary pressures, including the availability and rising costs of transportation and logistical services and labor;
●	increased customer demand without corresponding increase in metal supply could lead to an inability to meet customer demand and result in lower sales and profits;
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
●

our ability to further diversify our business, deliver consistent profitability and enhance shareholder value, including, without limitation, our ability to successfully redeploy the proceeds from the sale of our Detroit operation and other capital;

●	our ability to generate free cash flow through operations and repay debt;
●	our ability to sell shares of our common stock under the at-the-market equity program;
●	the adequacy of our existing information technology and business system software, including duplication and security processes;
●	the amounts, successes and our ability to continue our capital investments and strategic growth initiatives, including acquisitions and our business information system implementations;
●

our ability to successfully integrate recent acquisitions into our business and risks inherent with the acquisitions in the achievement of expected results, including whether an acquisition will be accretive and within the expected timeframe;

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

Overview

We are a leading metals service center that operates in three reportable segments; carbon flat products, specialty metals flat products, and tubular and pipe products.  We provide metals processing and distribution services for a wide range of customers.  Our specialty metals flat products segment’s focus is on the direct sale and distribution of processed aluminum and stainless flat-rolled sheet and coil products, flat bar products, prime tin mill products and fabricated parts.  Through the acquisition of Action Stainless & Alloys, Inc., or Action Stainless, on December 14, 2020, our specialty metals flat products segment expanded its geographic footprint and enhanced its product offerings in stainless steel and aluminum plate, sheet, angles, rounds, flat bar, tubing and pipe.  Action Stainless offers a range of processing, including plasma, laser and waterjet cutting and machining.  Our carbon flat products segment’s focus is on the direct sale and distribution of large volumes of processed carbon and coated flat-rolled sheet, coil and plate products and fabricated parts. Through the acquisitions of McCullough Industries, or McCullough, and the EZ Dumper® hydraulic dump inserts, or EZ Dumper, in 2019, our carbon flat products segment expanded its product offerings to include self-dumping metal hoppers and carbon and stainless-steel dump inserts for pickup truck and service truck beds.  On September 17, 2021, the Company sold substantially all of the assets related to its Detroit operation.  The Detroit operation was primarily focused on the distribution of carbon flat-rolled steel to domestic automotive manufacturers and their suppliers and primarily included in the carbon flat-rolled segment.  In addition, we distribute metal tubing, pipe, bar, valves and fittings and fabricate pressure parts supplied to various industrial markets through our tubular and pipe products segment.  Products that require more value-added processing generally have a higher gross profit.  Accordingly, our overall gross profit is affected by, among other things, product mix, the amount of processing performed, the demand for and availability of metals, and volatility in selling prices and material purchase costs.  We also perform toll processing of customer-owned metals. We sell certain products internationally, primarily in Canada and Mexico.  International sales are immaterial to our consolidated financial results and to the individual segments’ results.

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

At September 30, 2021, we employed approximately 1,600 people. Approximately 195 of the hourly plant personnel at the facilities listed below are represented by seven separate collective bargaining units. The table below shows the expiration dates of the collective bargaining agreements.

Facility	Expiration date
Minneapolis (plate), Minnesota	March 31, 2022
Hammond, Indiana	November 30, 2024
Locust, North Carolina	March 4, 2025
St. Paul, Minnesota	May 25, 2025
Romeoville, Illinois	May 31, 2025
Minneapolis (coil), Minnesota	September 30, 2025
Indianapolis, Indiana	January 29, 2026

We have never experienced a work stoppage and we believe that our relationship with employees is good. However, any prolonged work stoppages by our personnel represented by collective bargaining units could have a material adverse impact on our business, financial condition, results of operations and cash flows.

Reportable Segments

We operate in three reportable segments: carbon flat products, specialty metals flat products and tubular and pipe products. The carbon flat products segment and the specialty metals flat products segment are at times consolidated and referred to as the flat products segment. Some of the flat products segments’ assets and resources are shared by the carbon and specialty metals segments and both segments’ products are stored in the shared facilities and, in some locations, processed on shared equipment. As such, total assets and capital expenditures are reported in the aggregate for the flat products segments. Due to the shared assets and resources, certain of the flat products segment expenses are allocated between the carbon flat products segment and the specialty metals flat products segment based upon an established allocation methodology.

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

Combined, the carbon and specialty metals flat products segments have 26 strategically-located processing and distribution facilities in the United States and one in Monterrey, Mexico. Many of our facilities service both the carbon and the specialty metals flat products segments, and certain assets and resources are shared by the segments. Our geographic footprint allows us to focus on regional customers and larger national and multi-national accounts, primarily located throughout the midwestern, eastern and southern United States.

Tubular and pipe products

The tubular and pipe products segment consists of the Chicago Tube and Iron, or CTI, business. Through our tubular and pipe products segment, we distribute metal tubing, pipe, bar, valve and fittings and fabricate pressure parts supplied to various industrial markets. Founded in 1914, CTI operates from seven locations in the Midwestern and southeastern United States. The tubular and pipe products segment distributes its products primarily through a direct sales force.

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

Results of Operations

Our results of operations are impacted by the market price of metals.  Metals prices fluctuate significantly and changes to our net sales, cost of materials sold, gross profit, cost of inventory and profitability, are all impacted by industry metals pricing.  Since August 2020, metals prices have continuously increased and metals pricing in the third quarter of 2021 reached record levels.  Hot rolled coil index prices were 226% higher in the third quarter of 2021 compared to the third quarter of 2020.  The increased industry metals pricing is primarily caused by disruptions in the domestic and global supply chains; increased raw material pricing; supply shortages, including increased lead times and delivery delays; increased transportations costs; and increased domestic demand as the economy recovers from the COVID-19 pandemic.

Transactional or “spot” selling prices generally move in tandem with market price changes, while fixed selling prices typically lag and reset quarterly. Similarly, inventory costs (and, therefore, cost of materials sold) tend to move slower than market selling price changes due to mill lead times and inventory turnover impacting the rate of change in average cost. When average selling prices increase, and net sales increase, gross profit and operating expenses as a percentage of net sales will generally decrease. During the third quarter and first nine months of 2021, our sales volumes were negatively impacted by supply chain disruptions, however, our net sales were positively impacted by the price increases experienced in the first nine months of 2021, in particular for carbon flat products, which increased our profitability during the third quarter and first nine months of 2021.

Consolidated Operations

The following table presents consolidated operating results for the periods indicated (dollars are shown in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2021		2020		2021		2020
	$	% of net sales	$	% of net sales	$	% of net sales	$	% of net sales
Net sales	$668,466	100.0	$299,921	100.0	$1,687,667	100.0	$902,597	100.0
Cost of materials sold (a)	520,866	77.9	239,967	80.0	1,304,234	77.3	718,726	79.6
Gross profit (b)	147,600	22.1	59,954	20.0	383,433	22.7	183,871	20.4
Operating expenses (c)	85,440	12.8	60,317	20.1	247,247	14.7	188,668	20.9
Operating income (loss)	62,160	9.3	(363)	(0.1)	136,186	8.0	(4,797)	(0.5)
Other income (loss), net	(15)	(0.0)	(25)	(0.0)	(24)	(0.0)	(68)	(0.0)
Interest and other expense on debt	1,947	0.3	1,693	0.6	5,618	0.3	5,823	0.6
Income (loss) before income taxes	60,198	9.0	(2,081)	(0.7)	130,544	7.7	(10,688)	(1.2)
Income taxes	15,665	2.3	(561)	(0.2)	34,354	2.0	(3,307)	(0.4)
Net income (loss)	$44,533	6.7	$(1,520)	(0.5)	$96,190	5.7	$(7,381)	(0.8)

(a)

Includes $7,000 and $12,000 of LIFO expense for the three and nine months ended September 30, 2021, respectively. Includes $100 and $1,100 of LIFO income for the three and nine months ended September 30, 2020, respectively.

(b)	Gross profit is calculated as net sales less the cost of materials sold.
(c)

Operating expenses are calculated as total costs and expenses less the cost of materials sold. Operating expenses for the nine months ended September 30, 2020 includes $3.6 million of restructuring and other charges.

Net sales increased 122.9% to $668.5 million in the third quarter of 2021 from $299.9 million in the third quarter of 2020.  Specialty metals flat products net sales were 24.6% of total net sales in the third quarter of 2021 compared to 27.0% of total net sales in the third quarter of 2020.  Carbon flat products net sales were 60.5% of total net sales in the third quarter of 2021 compared to 56.0% of total net sales in the third quarter of 2020.  Tubular and pipe products net sales were 14.9% of total net sales in the third quarter of 2021 compared to 17.0% of total net sales in the third quarter of 2020.  The increase in net sales was due to a 98.9% increase in consolidated average selling prices during the third quarter of 2021 compared to the third quarter of 2020, and a 12.0% increase in consolidated volume.

Net sales increased 87.0% to $1.7 billion in the first nine months of 2021 from $902.6 million in the first nine months of 2020.  Specialty metals flat products net sales were 25.4% of total net sales in the first nine months of 2021 compared to 24.8% of total net sales in the first nine months of 2020.  Carbon flat products net sales were 57.9% of total net sales in the first nine months of 2021 compared to 56.7% of total net sales in the first nine months of 2020.  Tubular and pipe products net sales were 16.7% of total net sales in the first nine months of 2021 compared to 18.5% of total net sales in the first nine months of 2020.   The increase in net sales was due to a 64.2% increase in consolidated average selling prices during the first nine months of 2021 compared to the first nine months of 2020, and a 13.8% increase in consolidated volume.  We expect carbon metals market prices to decrease in the fourth quarter of 2021.

Cost of materials sold increased 117.1% to $520.9 million in the third quarter of 2021 from $240.0 million in the third quarter of 2020.  Cost of materials sold increased 81.5% to $1.3 billion in the first nine months of 2021 from $718.7 million in the first nine months of 2020.  The increase in cost of materials sold in the third quarter and first nine months of 2021 is related to the increased metals pricing discussed above in Results of Operations and increased sales volumes.

As a percentage of net sales, gross profit (as defined in footnote (b) in the table above) increased to 22.1% in the third quarter of 2021 from 20.0% in the third quarter of 2020. As a percentage of net sales, gross profit (as defined in footnote (b) in the table above) increased to 22.7% in the first nine months of 2021 from 20.4% in the first nine months of 2020. The increase in the gross profit as a percentage of net sales is due to the impact of the rapidly increasing average selling prices discussed above in Results of Operations, while the average costs of inventory did not increase as quickly as the average selling price.

Operating expenses in the third quarter of 2021 increased $25.1 million, or 41.6%, to $85.4 million from $60.3 million in the third quarter of 2020. As a percentage of net sales, operating expenses decreased to 12.8% in the third quarter of 2021 from 20.1% in the third quarter of 2020. Operating expenses in the specialty metals flat products segment increased $10.6 million, operating expenses in the carbon flat products segment increased $11.7 million, operating expenses in the tubular and pipe products segment increased $2.7 million and Corporate expenses increased $70 thousand in the third quarter of 2021 compared to the third quarter of 2020. Operating expenses increased during the third quarter of 2021 as a result of increased variable expenses related to increased sales volume, increased labor hours, and increased variable performance-based incentive compensation; the inclusion of operating expenses related to the December 2020 acquisition of Action Stainless; and inflationary impacts on labor, transportation and other product support costs.

Operating expenses in the first nine months of 2021 increased $58.5 million, or 31.0%, to $247.2 million from $188.7 million in the first nine months of 2020. As a percentage of net sales, operating expenses decreased to 14.7% in the first nine months of 2021 from 20.9% in the first nine months of 2020. Operating expenses in the specialty metals flat products segment increased $25.2 million, operating expenses in the carbon flat products segment increased $21.4 million, operating expenses in the tubular and pipe products segment increased $8.2 million and Corporate expenses increased $3.8 million in the first nine months of 2021 compared to the first nine months of 2020. Operating expenses increased during the first nine months of 2021 as a result of increased variable expenses related to increased sales volume, increased labor hours, and increased variable performance-based incentive compensation; the inclusion of operating expenses related to the December 2020 acquisition of Action Stainless; and inflationary impacts on labor, transportation and other product support costs compared to the first nine months of 2020.

Interest and other expense on debt totaled $1.9 million, or 0.3% of net sales, in the third quarter of 2021 compared to $1.7 million, or 0.6% of net sales, in the third quarter of 2020. The increase was primarily due to increased average borrowings in the third quarter of 2021 compared to the third quarter of 2020. Interest and other expense on debt totaled $5.6 million, or 0.3% of net sales, in the first nine months of 2021 compared to $5.8 million, or 0.6% of net sales, in the first nine months of 2020. The decrease was due to lower interest rates in the first nine months of 2021 compared to the first nine months of 2020. Our effective borrowing rate, exclusive of deferred financing fees and commitment fees, was 2.6% for the first nine months of 2021 compared to 3.3% for the first nine months of 2020.

In the third quarter of 2021, income before income taxes totaled $60.2 million compared to a loss before income taxes of $2.1 million in the third quarter of 2020. In the first nine months of 2021, income before income taxes totaled $130.5 million compared to a loss before income taxes of $10.7 million in the first nine months of 2020.

An income tax provision of 26.0% was recorded for the third quarter of 2021, compared to an income tax benefit of 27.0% for the third quarter of 2020. An income tax provision of 26.3% was recorded for the first nine months of 2021, compared to an income tax benefit of 30.9% for the first nine months of 2020. Our tax provision or benefit for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items that are considered in the relevant period. Each quarter, we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment. During the third quarter of 2020, due to the COVID-19 pandemic and our inability to accurately forecast the impact of the pandemic, we recorded the tax provision using an actual effective tax rate as of September 30, 2020.

Net income for the third quarter of 2021 totaled $44.5 million or $3.88 per basic share and $3.87 per diluted share, compared to a net loss of $1.5 million or $0.13 per basic and diluted share for the third quarter of 2020. Net income for the first nine months of 2021 totaled $96.2 million or $8.37 per basic share and $8.36 per diluted share, compared to a net loss of $7.4 million or $0.64 per basic and diluted share for the first nine months of 2020.

Segment Operations

Specialty metals flat products

The following table presents selected operating results for our specialty metals flat products segment for the periods indicated (dollars are shown in thousands, except for per ton information):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2021		2020		2021		2020
		% of net sales		% of net sales		% of net sales		% of net sales
Direct tons sold	39,579		30,400		117,374		83,853
Toll tons sold	1,624		3,335		5,904		8,789
Total tons sold	41,203		33,735		123,278		92,642

Net sales	$164,179	100.0	$80,904	100.0	$428,533	100.0	$223,887	100.0
Average selling price per ton	3,985		2,398		3,476		2,417
Cost of materials sold	120,227	73.2	69,790	86.3	331,348	77.3	191,108	85.4
Gross profit (a)	43,952	26.8	11,114	13.7	97,185	22.7	32,779	14.6
Operating expenses (b)	19,289	11.8	8,666	10.7	50,798	11.9	25,605	11.4
Operating income	$24,663	15.0	$2,448	3.0	$46,387	10.8	$7,174	3.2

(a)	Gross profit is calculated as net sales less the cost of materials sold.
(b)	Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Tons sold by our specialty metals flat products segment increased 7 thousand, or 22.1%, to 41 thousand in the third quarter of 2021 from 34 thousand in the third quarter of 2020. Tons sold by our specialty metals flat products segment increased 30 thousand, or 33.1%, to 123 thousand in the first nine months of 2021 from 93 thousand in the first nine months of 2020. The increase in tons sold was due to the acquisition of Action Stainless as well as customer demand returning to more normalized levels, compared to suppressed sales in 2020 caused by the COVID-19 pandemic.

Net sales in our specialty metals flat products segment increased $83.3 million, or 102.9%, to $164.2 million in the third quarter of 2021 from $80.9 million in the third quarter of 2020. The increase in sales was due to a 66.1% increase in average selling prices and a 22.1% increase in sales volume during the third quarter of 2021 compared to the third quarter of 2020. Sales volumes in the third quarter of 2020 were adversely impacted by the COVID-19 pandemic. Average selling prices in the third quarter of 2021 were $3,985 per ton, compared with $2,398 per ton in the third quarter of 2020, and $3,435 per ton in the second quarter of 2021. The increase in the year over year average selling price per ton is a result of the increased industry metals pricing discussed above. We expect specialty metals prices to remain elevated in the fourth quarter of 2021.

Net sales in our specialty metals flat products segment increased $204.6 million, or 91.4%, to $428.5 million in the first nine months of 2021 from $223.9 million in the first nine months of 2020. The increase in sales was due to a 43.8% increase in average selling prices and a 33.1% increase in sales volume during the first nine months of 2021 compared to the first nine months of 2020. Average selling prices in the first nine months of 2021 were $3,476 per ton, compared with $2,417 per ton in the first nine months of 2020. The increase in the year over year average selling price per ton is a result of the increased industry metals pricing discussed above in Results of Operations.

Cost of materials sold in our specialty metals flat products segment increased $50.4 million, or 72.3%, to $120.2 million in the third quarter of 2021 from $69.8 million in the third quarter of 2020. Cost of materials sold in our specialty metals flat products segment increased $140.2 million, or 73.4%, to $331.3 million in the first nine months of 2021 from $191.1 million in the first nine months of 2020. The increase in cost of materials sold was due to the increase in sales volume and increased industry metals pricing discussed above in Results of Operations.

As a percentage of net sales, gross profit (as defined in footnote (a) in the table above) increased to 26.8% in the third quarter of 2021 from 13.7% in the third quarter of 2020. As a percentage of net sales, gross profit (as defined in footnote (a) in the table above) increased to 22.7% in the first nine months of 2021 from 14.6% in the first nine months of 2020. The increase in the gross profit as a percentage of net sales is due to the impact of the rapidly increasing average selling prices discussed above in Results of Operations, while the average costs of inventory did not increase as quickly as the average selling price.

Operating expenses increased $10.6 million, or 122.6%, to $19.3 million in the third quarter of 2021 from $8.7 million in the third quarter of 2020. As a percentage of net sales, operating expenses increased to 11.8% in the third quarter of 2021 compared to 10.7% in the third quarter of 2020. Operating expenses increased $25.2 million, or 98.4%, to $50.8 million in the first nine months of 2021 from $25.6 million in the first nine months of 2020. As a percentage of net sales, operating expenses increased to 11.9% in the first nine months of 2021 compared to 11.4% in the first nine months of 2020. The increase in operating expenses was primarily attributable to the inclusion of operating expenses related to the December 2020 acquisition of Action Stainless; increased variable expenses related to increased sales volume, increased labor hours and increased variable performance-based incentive compensation; and inflationary impacts on labor, transportation and other product support costs.

Operating income in the third quarter of 2021 totaled $24.7 million, or 15.0% of net sales, compared to $2.4 million, or 3.0% of net sales, in the third quarter of 2020. Operating income in the first nine months of 2021 totaled $46.4 million, or 10.8% of net sales, compared to $7.2 million, or 3.2% of net sales, in the first nine months of 2020.

Carbon flat products

The following table presents selected operating results for our carbon flat products segment for the periods indicated (dollars are shown in thousands, except for per ton information):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2021		2020		2021		2020
		% of net sales		% of net sales		% of net sales		% of net sales
Direct tons sold	229,013		212,408		682,657		636,240
Toll tons sold	15,506		11,791		46,093		35,893
Total tons sold	244,519		224,199		728,750		672,133

Net sales	$404,596	100.0	$167,948	100.0	$976,480	100.0	$511,726	100.0
Average selling price per ton	1,655		749		1,340		761
Cost of materials sold	321,005	79.3	134,845	80.3	755,111	77.3	412,907	80.7
Gross profit (a)	83,591	20.7	33,103	19.7	221,369	22.7	98,819	19.3
Operating expenses (b)	46,427	11.5	34,707	20.7	132,572	13.6	111,197	21.7
Operating income (loss)	$37,164	9.2	$(1,604)	(1.0)	$88,797	9.1	$(12,378)	(2.4)

(a)	Gross profit is calculated as net sales less the cost of materials sold.
(b)

Operating expenses are calculated as total costs and expenses less the cost of materials sold. Operating expenses for the nine months ended September 30, 2020 includes $3.6 million of restructuring and other charges.

Tons sold by our carbon flat products segment increased 20 thousand, or 9.1%, to 245 thousand in the third quarter of 2021 from 224 thousand in the third quarter of 2020. Tons sold by our carbon flat products segment increased 57 thousand, or 8.4% to 729 thousand in the first nine months of 2021 from 672 thousand in the first nine months of 2020. The increase in tons sold is due to customer demand returning to more normalized levels, compared to suppressed sales in 2020 caused by the COVID-19 pandemic; however, our ability to ship is still limited due to supply chain disruptions experienced by our customers. In addition, tons sold by the carbon flat products segment was negatively impacted by the sale of our Detroit operation on September 17, 2021.

Net sales in our carbon flat products segment increased $236.6 million, or 140.9%, to $404.6 million in the third quarter of 2021 from $167.9 million in the third quarter of 2020. The increase in sales was attributable to a 120.9% increase in average selling prices in the third quarter of 2021 compared to the third quarter of 2020, and a 9.1% increase in tons sold. Net sales were negatively impacted by the sale of our Detroit operation on September 17, 2021. Average selling prices in the third quarter of 2021 increased to $1,655 per ton, compared with $749 per ton in the third quarter of 2020 and $1,332 per ton in the second quarter of 2021. We expect carbon metals prices to decrease in the fourth quarter of 2021.

Net sales in our carbon flat products segment increased $464.8 million, or 90.8%, to $976.5 million in the first nine months of 2021 from $511.7 million in the first nine months of 2020. The increase in sales was attributable to a 76.0% increase in average selling prices in the first nine months of 2021 compared to the first nine months of 2020, and an 8.4% increase in tons sold. Average selling prices in the first nine months of 2021 increased to $1,340 per ton, compared with $761 per ton in the first nine months of 2020.

Cost of materials sold increased $186.2 million, or 138.1%, to $321.0 million in the third quarter of 2021 from $134.8 million in the third quarter of 2020. Cost of materials sold increased $342.2 million, or 82.9%, to $755.1 million in the first nine months of 2021 from $412.9 million in the first nine months of 2020. The increase was due to the increased market price for metals discussed above in Results of Operations.

As a percentage of net sales, gross profit (as defined in footnote (a) in the table above) increased to 20.7% in the third quarter of 2021 compared to 19.7% in the third quarter of 2020. As a percentage of net sales, gross profit (as defined in footnote (a) in the table above) increased to 22.7% in the first nine months of 2021 compared to 19.3% in the first nine months of 2020. The increase in the gross profit as a percentage of net sales is due to the impact of the rapidly increasing average selling prices discussed above in Results of Operations, while the average costs of inventory did not increase as quickly as the average selling price.

Operating expenses in the third quarter of 2021 increased $11.7 million, or 33.8%, to $46.4 million from $34.7 million in the third quarter of 2020. Operating expenses in the first nine months of 2021 increased $21.4 million, or 19.2%, to $132.3 million from $111.2 million in the first nine months of 2020. Operating expenses increased as a result of increased variable expenses related to increased sales volume, increased labor hours and increased variable performance-based incentive compensation and inflationary impacts on labor, transportation and other product support costs.

Operating income in the third quarter of 2021 totaled $37.2 million, or 9.2% of net sales, compared to operating loss of $1.6 million, or 1.0% of net sales, in the third quarter of 2020. Operating income in the first nine months of 2021 totaled $88.8 million, or 9.1% of net sales, compared to operating loss of $12.4 million, or 2.4% of net sales, in the first nine months of 2020.

Tubular and pipe products

The following table presents selected operating results for our tubular and pipe products segment for the periods indicated (dollars are shown in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2021		2020		2021		2020
	$	% of net sales	$	% of net sales	$	% of net sales	$	% of net sales
Net sales	$99,691	100.0	$51,069	100.0	$282,654	100.0	$166,984	100.0
Cost of materials sold (a)	79,634	79.9	35,332	69.2	217,775	77.0	114,711	68.7
Gross profit (b)	20,057	20.1	15,737	30.8	64,879	23.0	52,273	31.3
Operating expenses (c)	17,703	17.8	14,993	29.4	53,166	18.8	44,999	26.9
Operating income	$2,354	2.4	$744	1.5	$11,713	4.2	$7,274	4.5

(a)

Includes $7,000 and $12,000 of LIFO expense for the three and nine months ended September 30, 2021, respectively.  Includes $100 and $1,100 of LIFO income for the three and nine months ended September 30, 2020, respectively.

(b)	Gross profit is calculated as net sales less the cost of materials sold.
(c)	Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Net sales increased $48.6 million, or 95.2%, to $99.7 million in the third quarter of 2021 from $51.1 million in the third quarter of 2020. The increase is a result of a 51.9% increase in average selling prices and a 28.5% increase in sales volume during the third quarter of 2021 compared to the third quarter of 2020. Net sales increased $115.7 million, or 69.3%, to $282.7 million in the first nine months of 2021 from $167.0 million in the first nine months of 2020. The increase is a result of a 51.9% increase in average selling prices and a 28.5% increase in sales volume during the third quarter of 2021 compared to the third quarter of 2020. We expect tubular and pipe metals prices to remain elevated in the fourth quarter of 2021.

Cost of materials sold increased $44.3 million, or 125.4%, to $79.6 million in the third quarter of 2021 from $35.3 million in the third quarter of 2020. Cost of materials sold increased $103.1 million, or 89.8%, to $217.8 million in the first nine months of 2021 from $114.7 million in the first nine months of 2020. The increase in cost of materials sold is primarily a result of the increased market price for metals discussed above in Results of Operations. As a result of rapidly increasing prices, during the third quarter of 2021, our tubular and pipe products segment recorded $7.0 million of LIFO expense, compared to $0.1 million of LIFO income recorded in the third quarter of 2020. During the first nine months of 2021, our tubular and pipe products segment recorded $12.0 million of LIFO expense, compared to $1.1 million of LIFO income during the first nine months of 2020.

As a percentage of net sales, gross profit (as defined in footnote (b) in the table above) decreased to 20.1% in the third quarter of 2021 compared to 30.8% in the third quarter of 2020. As a percentage of net sales, the LIFO expense recorded in the third quarter of 2021 decreased gross profit by 12.0% compared to the LIFO income recorded in the third quarter of 2020, which increased gross profit by 0.2%. As a percentage of net sales, gross profit (as defined in footnote (b) in the table above) decreased to 23.0% in the first nine months of 2021 compared to 31.3% in the first nine months of 2020. As a percentage of net sales, the LIFO expense recorded in the first nine months of 2021 decreased gross profit by 4.2% compared to the LIFO income recorded in the first nine months of 2020, which increased gross profit by 0.7%.

Operating expenses in the third quarter of 2021 increased $2.7 million, or 18.1%, to $17.7 million from $15.0 million in the third quarter of 2020. Operating expenses decreased to 17.8% of net sales in the third quarter of 2021 compared to 29.4% in the third quarter of 2020. Operating expenses in the first nine months of 2021 increased $8.2 million, or 18.1%, to $53.2 million from $45.0 million in the first nine months of 2020. Operating expenses decreased to 18.8% of net sales in the first nine months of 2021 compared to 26.9% in the first nine months of 2020. Operating expenses increased as a result of increased variable expenses related to increased sales volume and increased variable performance-based incentive compensation and inflationary impacts on labor, transportation and other product support costs.

Operating income in the third quarter 2021 totaled $2.4 million, or 2.4% of net sales, compared to $0.7 million, or 1.5% of net sales, in the third quarter of 2020. Operating income in the first nine months of 2021 totaled $11.7 million, or 4.2% of net sales, compared to $7.3 million, or 4.5% of net sales, in the first nine months of 2020.

Corporate expenses

Corporate expenses were $2.0 million in the third quarter of 2021 and 2020.  Corporate expenses increased $3.8 million, or 56.0%, to $10.7 million in the first nine months of 2021 from $6.9 million in the first nine months of 2020.  Corporate expense increased as a result of increased performance-based incentive compensation offset by the $3.5 million gain, net of expenses, on the sale of our Detroit operation on September 17, 2021.

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

Operating Activities

For the nine months ended September 30, 2021, we used $126.9 million of net cash for operations, of which $107.8 million was generated from operating activities and $234.7 million was used for working capital. For the nine months ended September 30, 2020, we generated $28.7 million of net cash from operations, of which $9.2 million was generated from operating activities and $19.5 million was generated from working capital.

Net cash from operations totaled $107.8 million during the first nine months of 2021 and was mainly comprised of net income of $96.2 million, non-cash depreciation and amortization addback of $15.8 million, a decrease in other long-term assets of $5.6 million and stock-based compensation of $0.8 million, offset by gain on disposition of our Detroit operation of $6.1 million and changes in other long-term liabilities of $4.5 million. Net cash from operations totaled $9.2 million during the first nine months of 2020 and mainly consisted of non-cash depreciation and amortization of $15.0 million added back to the net loss of $7.4 million, loss on sale of fixed assets of $2.0 million, and stock-based compensation of $0.9 million, offset by changes in other long-term assets of $3.3 million.

Working capital at September 30, 2021 totaled $519.4 million, a $243.9 million increase from December 31, 2020. The increase was primarily attributable to a $178.0 million increase in inventories (resulting from increased metals prices and inventory tonnage during the first nine months of 2021), a $151.6 million increase in accounts receivable (resulting from higher sales and increased average selling prices in the first nine months of 2021 compared to the fourth quarter of 2020) and a $7.4 million increase in prepaid expenses and other, offset by a $72.7 million increase in accounts payable and outstanding checks and a $29.5 million increase in accrued payroll and other accrued liabilities.

Investing Activities

Net cash used for investing activities totaled $1.8 million during the nine months ended September 30, 2021, compared to cash used for investing activities of $6.8 million during the nine months ended September 30, 2020.  Proceeds from the sale of our Detroit operation’s property and equipment on September 17, 2021 totaled $9.5 million.  The capital expenditures in the nine months of 2021 and 2020 were primarily attributable to additional processing equipment at our existing facilities.  During 2021, we expect our capital spending to be less than our annual depreciation expense.

Financing Activities

During the first nine months of 2021, $134.7 million of cash was generated from financing activities, which primarily consisted of $137.3 million of net borrowings under our ABL Credit Facility offset by $1.2 million of credit facility fees and expenses related to the amended ABL Credit Facility, $0.7 million of dividends paid and $0.7 million used for principal payments under capital lease obligations.

Dividends paid were $0.7 million for both the nine months ended September 30, 2021 and September 30, 2020. In November 2021, our Board of Directors approved a regular quarterly dividend of $0.02 per share, which will be paid on December 15, 2021 to shareholders of record as of December 1, 2021. Regular dividend distributions in the future are subject to the availability of cash, the $5.0 million annual limitation on cash dividends and common stock repurchases under our ABL Credit Facility and continuing determination by our Board of Directors that the payment of dividends remains in the best interest of our shareholders.

Stock Repurchase Program

In 2015, our Board of Directors authorized a stock repurchase program of up to 550,000 shares of our issued and outstanding common stock, which could include open market repurchases, negotiated block transactions, accelerated stock repurchases or open market solicitations for shares, all or some of which may be effected through Rule 10b5-1 plans. Repurchased shares will be held in our treasury, or canceled and retired as our Board of Directors may determine from time to time. Any repurchases of common stock are subject to the covenants contained in the ABL Credit Facility. Under the ABL Credit Facility, we may repurchase common stock and pay dividends up to $5.0 million in the aggregate during any trailing twelve months without restrictions. Purchases in excess of $5.0 million require us to (i) maintain availability in excess of 20% of the aggregate revolver commitments ($95.0 million at September 30, 2021) or (ii) to maintain availability equal to or greater than 15% of the aggregate revolver commitments ($71.3 million at September 30, 2021) and we must maintain a pro-forma ratio of earnings before interest, taxes, depreciation and amortization, or EBITDA, minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00. The timing and amount of any repurchases under the stock repurchase program will depend upon several factors, including market and business conditions, and limitations under the ABL Credit Facility, and repurchases may be discontinued at any time. As of September 30, 2021, 360,212 shares remain authorized for repurchase under the program.

There were no shares repurchased during the three or nine months ended September 30, 2021. There were no shares repurchased during the three months ended September 30, 2020. During the nine months ended September 30, 2020 we repurchased 15,000 shares, for an aggregate cost of $145 thousand.

At- the-Market Equity Program

On September 3, 2021, we commenced an at-the-market, or ATM, equity program under our shelf registration statement, which allows us to sell and issue up to $50 million in shares of our common stock from time to time. We entered into an Equity Distribution Agreement on September 3, 2021 with KeyBanc Capital Markets Inc., or KeyBanc, relating to the issuance and sale of shares of common stock pursuant to the program. KeyBanc is not required to sell any specific amount of securities but will act as our sales agent using commercially reasonable efforts consistent with its normal trading and sales practices, on mutually agreed terms between KeyBanc and us. KeyBanc will be entitled to compensation for shares sold pursuant to the program of 2.0% of the gross proceeds of any shares of common stock sold under the Equity Distribution Agreement. No shares were sold under the ATM program during the three months ended September 30, 2021.

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

The ABL Credit Facility contains customary representations and warranties and certain covenants that limit our ability to, among other things: (i) incur or guarantee additional indebtedness; (ii) pay distributions on, redeem or repurchase capital stock or redeem or repurchase subordinated debt; (iii) make investments; (iv) sell assets; (v) enter into agreements that restrict distributions or other payments from restricted subsidiaries to us; (vi) incur or suffer to exist liens securing indebtedness; (vii) consolidate, merge or transfer all or substantially all of their assets; and (viii) engage in transactions with affiliates. In addition, the ABL Credit Facility contains a financial covenant which provides that: (i) if any commitments or obligations are outstanding and our availability is less than the greater of $30 million or 10.0% of the aggregate amount of revolver commitments ($47.5 million at September 30, 2021) or 10.0% of the aggregate borrowing base ($47.5 million at September 30, 2021), then we must maintain a ratio of EBITDA minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00 for the most recent twelve fiscal month period.

We have the option to borrow under its revolver based on the agent’s base rate plus a premium ranging from 0.00% to 0.25% or the London Interbank Offered Rate, or LIBOR, plus a premium ranging from 1.25% to 2.75%.

As of September 30, 2021, we were in compliance with our covenants and had approximately $173 million of availability under our ABL Credit Facility.

As of September 30, 2021, $1.6 million of bank financing fees were included in “Prepaid expenses and other” and “Other long-term assets” on the accompanying Consolidated Balance Sheets. The financing fees are being amortized over the five-year term of the ABL Credit Facility and are included in “Interest and other expense on debt” on the accompanying Consolidated Statements of Comprehensive Income (Loss).

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

Approximately 45% and 42% of our consolidated net sales during the first nine months of 2021 and 2020, respectively, were directly related to industrial machinery and equipment manufacturers and their fabricators.

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

Item 4. Controls and Procedures

The evaluation required by Rule 13a-15(e) of the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q has been carried out under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. These disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in reports that are filed with or submitted to the SEC is: (i) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2021, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during the third quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We are continually monitoring and assessing the COVID-19 pandemic’s impact on our internal controls to minimize the impact on their design and operating effectiveness.

Part II. OTHER INFORMATION

Items 1, 1A, 2, 3, 4 and 5 of this Part II are either inapplicable or are answered in the negative and are omitted pursuant to the instructions to Part II.

Item 6. Exhibits

Exhibit	Description of Document	Reference

2.1	Asset Purchase Agreement, dated as of September 17, 2021, by and among Venture Steel (U.S), Inc., Olympic Steel Lafayette, Inc. and Olympic Steel, Inc.	Incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed with the Commission on September 22, 2021 (Commission File No. 0-23320)
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101

The following materials from Olympic Steel’s Quarterly Report on Form 10-Q for the period ended September 30, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Statements of Cash Flows, (iv) the Supplemental Disclosures of Cash Flow Information, (v) the Consolidated Statements of Shareholders’ Equity, (vi) Notes to Unaudited Consolidated Financial Statements and (vii) document and entity information.

104	Cover Pager Interactive Data File (embedded with the Inline XBRL document).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLYMPIC STEEL, INC.
(Registrant)

Date: November 5, 2021	By:	/s/ Richard T. Marabito
Richard T. Marabito
Chief Executive Officer

By:	/s/ Richard A. Manson
Richard A. Manson
Chief Financial Officer
(Principal Financial and Accounting Officer)