Form 10-K
period 2021-12-31
OLYMPIC STEEL INC
filed 2022-02-25
CIK 917470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Year Ended December 31, 2021

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

Large accelerated filer ☐	Small reporting company ☐
Accelerated filer ☒	Emerging growth company ☐
Non-accelerated filer ☐

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

As of June 30, 2021, the aggregate market value of voting stock held by non-affiliates of the registrant based on the closing price at which such stock was sold on the Nasdaq Global Select Market on such date approximated $273,520,889.

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding as of February 25, 2022
Common stock, without par value	11,123,700

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days of the close of its fiscal year ended December 31, 2021, portions of which document shall be deemed to be incorporated by reference in Part III of this Annual Report on Form 10-K from the date such document is filed.

PART I

ITEM 1. BUSINESS

The Company

We are a leading metals service center that operates in three reportable segments; specialty metals flat products, carbon flat products, and tubular and pipe products.  We provide metals processing and distribution services for a wide range of customers.  Our specialty metals flat products segment’s focus is on the direct sale and distribution of processed aluminum and stainless flat-rolled sheet and coil products, flat bar products, prime tin mill products and fabricated parts.  Through the acquisition of Shaw Stainless & Alloy, Inc., or Shaw, on October 1, 2021 and Action Stainless & Alloys, Inc., or Action Stainless, on December 14, 2020, our specialty metals flat products segment expanded its geographic footprint and enhanced its product offerings in stainless steel and aluminum plate, sheet, angles, rounds, flat bar, tubing and pipe.  Shaw also manufactures and distributes stainless steel bollards and water treatment systems. Action Stainless offers a range of processing capabilities, including plasma, laser and waterjet cutting and computer numerical control, or CNC machining.  Our carbon flat products segment’s focus is on the direct sale and distribution of large volumes of processed carbon and coated flat-rolled sheet, coil and plate products and fabricated parts. Through the acquisitions of McCullough Industries, or McCullough, and certain assets related to the manufacturing of the EZ Dumper® hydraulic dump inserts, or EZ Dumper, in 2019, our carbon flat products segment expanded its product offerings to include self-dumping metal hoppers and steel and stainless-steel dump inserts for pickup truck and service truck beds.  In addition, we distribute metal tubing, pipe, bar, valves and fittings and fabricate parts supplied to various industrial markets through our tubular and pipe products segment.  Products that require more value-added processing generally have a higher gross profit.  Accordingly, our overall gross profit is affected by, among other things, product mix, the amount of processing performed, the demand for and availability of metals, and volatility in selling prices and material purchase costs.  We also perform toll processing of customer-owned metals. We sell certain products internationally, primarily in Canada and Mexico.  International sales are immaterial to our consolidated financial results and to the individual segments’ results.

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

Over the past ten years, our company has expanded into new product offerings through multiple acquisitions. Our tubular and pipe products segment was established in 2011 after the acquisition of Chicago Tube and Iron, or CTI, a private leading distributor of tubing, pipe, bar, valves, and fittings. Our specialty metals flat products segment has expanded since its creation, most recently with the acquisitions of Berlin Metals, in 2018, Action Stainless in 2020 and Shaw in 2021, and our carbon flat products segment expanded into manufacturing metal intensive branded products with the acquisitions of McCullough and EZ Dumper in 2019.

Michael Siegal, the son of one of our founders, began his career with us in the early 1970s and serves as our Executive Chairman of the Board of Directors. Mr. Siegal served as our Chief Executive Officer from 1984 through 2018. Richard T. Marabito has served as our Chief Executive Officer since January 2019. Mr. Marabito joined us in 1994 and served as our Chief Financial Officer from 2000 until the end of 2018. Richard A. Manson has served as our Chief Financial Officer since January 2019. Mr. Manson has served in various capacities at our company since 1996, most recently serving as our Vice President and Treasurer. Andrew S. Greiff has served as our President and Chief Operating Officer since January 2020. Mr. Greiff joined us in 2009 to lead our specialty metals business and most recently served as our Executive Vice President and Chief Operating Officer.

Business Strategy and Objectives

We believe that the metals service center and processing industry is driven by the following primary trends: (i) shift by customers to fewer suppliers that are larger and financially strong; (ii) increased customer demand for more frequent deliveries, higher quality products and services; and (iii) localization of metals industry participants.

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

We are focused on specific operating objectives including: (i) improving safety performance; (ii) managing inventory turnover; (iii) managing operating expenses; (iv) providing on-time delivery and quality performance for our customers; (v) diversifying product offerings; (vi) profitably growing our market share; (vii) increasing and providing more consistent returns; (viii) maintaining targeted cash turnover rates and (ix) investing in technology and business information systems.

These operating objectives are supported by:

●	A set of core values, which are communicated, practiced and measured throughout the Company.
●	An internal communications program designed to engage and motivate employees to support our strategy, values and culture.
●

Our “flawless execution” program (Fe), an internal continuous improvement program that rewards employees who achieve profitable growth by delivering superior customer service and exceeding customer expectations.

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

We believe our depth of management experiences, facilities, locations, processing capabilities, inventory, focus on safety, quality and customer service, extensive and experienced sales force, and the strength of our customer and supplier relationships provide a strong foundation for implementation of our strategy and achievement of our objectives. Certain elements of our strategy are set forth in more detail below.

Investments and Acquisitions. During the past three years, we have accelerated our growth through acquisitions and capital investments in facilities and processing equipment. Our Vice President of Strategic Development focuses on profitable growth opportunities, including acquisitions.

On October 1, 2021, we acquired substantially all of the net assets of Shaw, based outside of Atlanta, Georgia. Shaw is a full-line distributor of stainless steel sheet, pipe, tube, bar and angles. Shaw also manufactures and distributes stainless steel bollards and water treatment systems. The acquisition expanded our stainless-steel distribution and fabrication capabilities, as well as our entry into architectural and barrier defense bollards.

On December 14, 2020, we acquired substantially all of the net assets of Action Stainless, based outside of Dallas, Texas. Action Stainless is a full-line distributor of stainless steel and aluminum plate, sheet, angles, rounds, flat bar, tubing and pipe and offers a range of processing capabilities, including plasma, laser and waterjet cutting and CNC machining. The acquisition expanded the geographic footprint of our specialty metals flat products segment with locations in Texas, Arkansas, South Carolina and Missouri.

On June 1, 2020, we opened a 120,000-square-foot metal processing facility, located in Buford, Georgia. The location expanded our southeastern region footprint, which also includes facilities in Locust, North Carolina; Winder, Georgia; and Hanceville, Alabama. The Buford facility acts as the region’s primary flat-rolled fabrication hub, with first-stage metal processing anchored in the Winder facility, metal distribution in both the Winder, Georgia and Hanceville, Alabama locations, and pipe and tube laser fabrication and bending and welding at the Locust, North Carolina location. As part of the expansion, we added a new Mitsubishi fiber optic laser and a 600-ton Verson stamping press with a COE coil feed system. The additional equipment and processing capacity complement the region’s existing value-added fabrication capabilities and support the Company’s commitment to automotive original equipment manufacturers, or OEMs, and their tier 1 and 2 parts makers, as well as responds to increasing demand from other OEM customers.

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

In addition to the acquisitions noted above, our capital investments during the past three years have primarily consisted of additional processing equipment for all three of our segments.

When the results of sales and marketing efforts and our financial justifications indicate that there is sufficient customer demand for a particular product, process or service, we may purchase equipment to satisfy that demand. We also evaluate our existing equipment to ensure that it remains productive, and we upgrade, replace, redeploy or dispose of equipment when necessary. We invest in processing equipment to support customer demand and to respond to the growing trend among OEMs (our customers) to outsource non-core production processes, such as plate processing, machining, welding and fabrication, in order to concentrate on engineering, design and assembly.

Disposition of Assets: On September 17, 2021, we sold substantially all of the assets related to our Detroit, Michigan operation to Venture Steel (U.S.), Inc. The proceeds of the sale were used for working capital needs as well as future acquisitions and investments in organic growth opportunities. The Detroit operation was primarily focused on the distribution of carbon flat-rolled steel to domestic automotive manufacturers and their suppliers.

Sales and Marketing. We believe that our commitments to quality, service, just-in-time delivery and field sales personnel have enabled us to build and maintain strong customer relationships. We continuously analyze our customer base to ensure that strategic customers are properly targeted and serviced, while focusing our efforts to supply and successfully service multi-location customers from multiple Olympic Steel facilities. We service certain customers with carbon and specialty metals flat products and tubular and pipe products through cross-stocking of products in certain facilities.

We offer business solutions to our customers through value-added and value-engineered services. We also provide inventory stocking programs and in-plant Olympic Steel employees located at certain customer locations to help reduce customers’ costs. Our truck fleet further enhances our just-in-time deliveries based on our customers’ requirements.

Our Fe program is a commitment to provide superior customer service while striving to exceed customer expectations. This program includes tracking on-time delivery and quality performance against objectives, and recognition of employee initiatives to improve efficiencies, streamline processes or reduce operating expenses at each operation.

We believe our large and experienced sales force provides strategic advantages. Our sales force makes direct daily sales calls to customers throughout the continental United States, and parts of Canada and Mexico. The continuous interaction between our sales force and active and prospective customers provides us with valuable market information and sales opportunities, including opportunities for outsourcing, improving customer service and increasing sales.

Our sales efforts are further supported by metallurgists, engineers, technical and quality service personnel and product specialists who have specific expertise in carbon and stainless steel, aluminum, alloy plate and steel fabrication as well as tubular and pipe products. Our services for certain customers also include integration into our internal business systems to provide cost efficiencies for both Olympic and our customers.

Management. We believe one of our strengths is the depth, knowledge and experience of our management team. In addition to our executive officers, members of our senior management team have a diversity of backgrounds within the metals industry, including management positions at metals producers and other metals service centers. They average 28 years of experience in the metals industry and 19 years with our company. We have a succession planning process in place, which allows us to further enhance our management team by the promotions of employees to executive management positions within the organization.

Products, Processing Services and Quality Standards

We carry a wide selection of metals products and grades, ranging from commercial quality to ultra-high strength steel and specialty metals including;

●	Specialty metals includes a variety of stainless steel and aluminum coil and sheet products, angles, rounds and flat bar;
●	Alloy, heat treated and abrasion resistant coil, sheet and plate;
●	Coated metals including galvanized, galvannealed, electro galvanized, advanced high strength steels, aluminized, and automotive grades of steel;
●	Cold rolled carbon including commercial quality, advanced high strength steel, drawing steel and automotive grades cold rolled steel coil and sheet products;
●

Hot rolled carbon includes a broad range of hot rolled coil, sheet and plate steel products including hot roll dry and pickled and oiled, automotive grades, advanced high strength steels, and high strength low alloys;

●

Tube, pipe & bar products including round, square, and rectangular mechanical and structural tubing; hydraulic and stainless tubing; boiler tubing; carbon, stainless, and aluminum pipe; and valves and fittings; and

●	Tin mill products including electrolytic tinplate, electrolytic chromium coated steel and black plate.

With the acquisitions of EZ Dumper and McCullough, we also manufacture hydraulic dump inserts and self-dumping hoppers. With the acquisition of Shaw, we also manufacture and distribute stainless steel bollards and water treatment systems.

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

Our traditional service center and higher value-added processes include;

●	Cut-to-length - cutting metal along the width of the coil, or to desired lengths;
●	Slitting - cutting metal to specified widths along the length of the coil;
●	Shearing - the process of cutting sheet metal;
●	Blanking - cutting metal into specific shapes with close tolerances;
●	Tempering - cold rolling process that improves the uniformity of the thickness and flatness of the metals;
●	Stretcher-leveling - stretching process that improves the uniformity of the thickness and flatness of the metals;
●	Plate and laser processing - cutting metal into specific shapes and sizes;

●	Forming and machining - bending, drilling, milling, tapping, boring and sawing metal;
●	Tube processing - tube bending and end finishing;
●	Finishing - shot blasting, grinding, edging and polishing;
●	Fabrication - machining, welding, assembly and painting of component parts; and
●	Value added services, including saw cutting, laser cutting, beveling, threading and grooving.

The flat products segment is separated into two reportable segments; specialty metals flat products and carbon flat products.  The flat products segments’ assets and resources are shared by the specialty metals and carbon flat products segments and both segments’ products are, in some instances, stored in the shared facilities and processed on the shared equipment.

The following table sets forth, as of December 31, 2021, the major pieces of processing equipment in operation by segment:

Processing Equipment	Consolidated Flat Products	Tubular and Pipe Products	Total
Cut-to-length	18	14	32
Slitting	12	-	12
Shearing	9	-	9
Blanking	2	-	2
Tempering	3	-	3
Stretcher-leveling	2	-	2
Plate processing	26	-	26
Laser processing	30	10	40
Forming	23	-	23
Machining	39	82	121
Tube processing	2	35	37
Finishing	30	3	33
Painting	1	1	2
Total	197	145	342

Our quality assurance system, led by certified specialists and engineers, establishes controls and procedures covering all aspects of our products from the time the material is ordered through receipt, processing and shipment to the customer. These controls and procedures encompass periodic supplier and customer audits, workshops with customers, inspection equipment and criteria, preventative actions, material traceability and certification. We have quality testing labs at several of our facilities, including at our temper mill facilities in Cleveland, Ohio and Bettendorf, Iowa.

In addition, 28 of our facilities have earned International Organization for Standardization (ISO) 9001:2015 certifications. Our Romeoville, Illinois and Locust, North Carolina facilities have earned the American Society of Mechanical Engineers S Certification and our Locust, North Carolina facility has earned the National Board of Boiler & Pressure Vessel Inspectors R and U Certifications.

Our office building in Winder, Georgia has received Leadership in Energy and Environmental Design (LEED) certification.

Customers and Distribution

We have a diverse customer and geographic base, which helps to reduce the inherent risk and cyclicality of our business. Net sales to our top three customers, in the aggregate, approximated 6%, 6% and 10% of our consolidated net sales in 2021, 2020 and 2019, respectively. We serve customers in metals consuming industries, including manufacturers and fabricators of transportation and material handling lift equipment, construction, mining and farm equipment, storage tanks, environmental and energy generation equipment, automobiles, food service and electrical equipment, as well as general and plate fabricators and metals service centers.

The table below shows the percentage of our consolidated net sales to the largest industries for the past three years.

Industry	2021	2020	2019
Industrial machinery and equipment manufacturers and their fabricators	47%	45%	46%
Metals service centers	11%	10%	8%
Residential and commercial construction	8%	9%	13%
Automobile manufacturers and their suppliers	7%	11%	11%
Transportation equipment manufacturers	6%	6%	8%
All others <5%	21%	19%	14%

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

The current global economic environment has resulted in increased supply chain scrutiny by our customers and potential customers. Supply chain disruptions experienced during 2021 may result in increased reliance on closer domestic sourcing. We believe our size, geographic footprint, financial position, dedication to a field sales force, and our focus on quality and customer service are advantageous in maintaining our customer base and in securing new customers.

Raw Materials

Our principal raw materials are carbon, coated, and stainless steel and aluminum, in the forms of pipe, tube, flat-rolled sheet, coil and plate that we typically purchase from multiple primary metals producers. The metals industry as a whole is cyclical and at times pricing and availability of material can be volatile due to numerous factors beyond our control, including general domestic and global economic conditions; domestic and global supply and demand imbalance; competition; quickly changing lead times and late deliveries from metals producers; fluctuations in the costs of raw materials necessary to produce metals; import duties; tariffs and quotas; and currency exchange rates. This volatility can significantly affect the availability and cost of raw materials to us.

Inventory management is a key profitability driver in the metals service center industry. Similar to many other metals service centers, we maintain substantial inventories of metals to accommodate the short lead times and just-in-time delivery requirements of our customers. Accordingly, we purchase metals in an effort to maintain our inventory at levels that we believe to be appropriate to satisfy the anticipated needs of our customers based upon historic buying practices, purchase commitments with customers, supplier lead times and market conditions.

Our commitments to purchase metals are generally at prevailing market prices in effect at the time we place our orders. We entered into pass through nickel swaps at the request of our customers in order to mitigate our customers’ risk of volatility in the price of metals. The swaps are settled with the brokers at maturity and the economic benefit or loss arising from the changes in fair value of the swaps is contractually passed through to the customer.

We have some fixed priced purchase agreements that support fixed priced sales agreements; however, in general we have no long-term, fixed-price metals purchase contracts, except for commodity hedges. When metals prices decline, customer demands for lower prices and our competitors’ responses to those demands could result in lower sale prices and, consequently, lower gross profits and earnings as we use existing metals inventory. When metals prices increase, competitive conditions will influence how much of the price increase we can pass on to our customers.

Suppliers

We concentrate on developing supply relationships with reliable high-quality domestic and international metals producers, using a coordinated effort to be the customer of choice for business critical suppliers. We employ sourcing strategies that maximize the quality, production lead times and transportation economies of a global supply base. We are an important customer of flat-rolled coil and plate, pipe and tube for many of our principal suppliers, but we are not dependent on any one supplier. We purchase in bulk from metals producers in quantities that are efficient for such producers. This enables us to maintain a continued source of supply at what we believe is competitively priced. We believe the access to our facilities and equipment, and our high quality customer services and solutions, combined with our long-standing prompt pay practices, will continue to be an important factor in maintaining strong relationships with metals suppliers.

The metals producing supply base has experienced significant consolidation, with a few suppliers accounting for a majority of the domestic carbon flat-rolled steel market. We purchased approximately 51% and 56% of our total metals requirements from our three largest suppliers in 2021 and 2020, respectively. Although we have no long-term supply commitments, we believe we have good relationships with our metals suppliers. If, in the future, we are unable to obtain sufficient amounts of metals on a timely basis, we may not be able to obtain metals from alternate sources at competitive prices. In addition, interruptions or reductions in our supply of metals could make it difficult to satisfy our customers’ just-in-time delivery requirements, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Management Information Systems

Information systems are an important component of our strategy. We have invested in technologies and related personnel as a foundation for growth.  We depend on our Enterprise Resource Planning, or ERP, systems for financial reporting, management decision-making, inventory management, order tracking and fulfillment and production optimization.  We continue to upgrade and consolidate our systems for optimal use of resources and to assure we are taking advantage of the latest technology offerings.

Our information systems focus on the following core application areas:

Inventory Management.  Our information systems track the status, quantity and cost of inventories by product, location and process on a daily basis.  This information is essential to optimize inventory management.

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

System and Process Enhancements.  We have completed development of business system solutions to replace our legacy information systems and have successfully implemented new ERP systems at most of our locations.  We continue to implement these systems to provide standardized business processes, enhanced inventory management, production cost, sales administrative controls and reduced technical support requirements.  Our business analysts work with our quality team to identify opportunities for efficiency and improved customer service.  We collaborate across the metal supply chain, working with metals producers, service providers, customers, and industry-sponsored organizations to develop industry processing standards to drive cost out of the supply chain.

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

Human Capital Management

Our employees are our most valued resource. We work to attract a diverse, qualified workforce through an inclusive and accessible recruiting process that utilizes online recruiting, campus outreach, internships and job fairs. We seek to retain employees by offering competitive wages, benefits and training opportunities, as well as promoting a safe and healthy workplace culture. We comply with all applicable state, local and international laws governing nondiscrimination in employment in every location in which we operate. All applicants and employees are treated with the same high level of respect regardless of their gender, ethnicity, religion, national origin, age, marital status, political affiliation, sexual orientation, gender identity, disability, veteran or other protected status. Our core values (Accountability, Corporate Citizenship, Customer Satisfaction, Employee Development, Financial Stability, Integrity, Respect, Safety and Teamwork) guide our decisions and behavior and set a standard of excellence that rewards our employees.

At December 31, 2021, we employed approximately 1,642 people. Approximately 182 of the hourly plant personnel are represented by seven separate collective bargaining units. The table below shows the expiration dates of the collective bargaining agreements.

Facility	Expiration date
Minneapolis (plate), Minnesota	March 31, 2022
Hammond, Indiana	November 30, 2024
Locust, North Carolina	March 4, 2025
St. Paul, Minnesota	May 25, 2025
Romeoville, Illinois	May 31, 2025
Minneapolis (coil), Minnesota	September 30, 2025
Indianapolis, Indiana	January 29, 2026

We have never experienced a work stoppage and we believe that our relationship with employees is strong. However, any prolonged work stoppages by our personnel represented by collective bargaining units could have a material adverse impact on our business, financial condition, results of operations and cash flows.

Service Marks, Trade Names and Patents

We conduct our business under the name “Olympic Steel.” A provision of federal law grants exclusive rights to the word “Olympic” to the U.S. Olympic Committee. The U.S. Supreme Court has recognized, however, that certain users may continue to use the word based on long-term and continuous use. We have used the name Olympic Steel since 1954, but are prevented from registering the name “Olympic” and from being qualified to do business as a foreign corporation under that name in certain states. In such states, we have registered under different names, including “Oly Steel” and “Olympia Steel.” Our wholly-owned subsidiary, Olympic Steel Iowa, Inc., does business in certain states under the name “Oly Steel Iowa, Inc.” Our Integrity Stainless operation conducts business under the name “Integrity Stainless.” Our CTI operation conducts business under the name “CTI Power.” Our operation in Monterrey, Mexico operates under the name “Metales de Olympic S. de R.L. de C.V.” Our wholly owned subsidiary, B Metals, Inc., does business under the name “Berlin Metals.” Our wholly owned subsidiary, MCI, Inc., does business under the name “McCullough Industries” and we conduct business under the name “EZ Dumper” for certain of our products. Our wholly owned subsidiary, ACT Acquisition, Inc., does business under the name “Action Stainless & Alloys.” Our wholly-owned subsidiary, SHAQ, Inc., does business under the name “Shaw Stainless & Alloys”.

We hold a trademark for our stainless steel sheet and plate product “OLY-FLATBRITE,” which has a unique combination of surface finish and flatness and for our “WRIGHT” self-dumping metal hoppers produced by McCullough. The registered trademark “ACTION STAINLESS” was acquired in conjunction with the asset acquisition of Action Stainless.

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

Environmental

We are committed to responsible environmental management practices and commit to the prevention of pollution by continually identifying opportunities and improving environmental performance in all aspects of our business. Our facilities are subject to certain federal, state and local requirements relating to the protection of the environment. We believe that we are in material compliance with all environmental laws, do not anticipate any material expenditures to meet environmental requirements and do not believe that compliance with such laws and regulations will have a material adverse effect on our business, financial condition, results of operations and cash flows.

Seasonality

Seasonal factors may cause demand fluctuations within the year, which could impact our results of operations. Typically, demand in the first half of the year is stronger than the second half of the year, as it contains more ship days and is not impacted by the seasonal customer shut-downs in July, November and December due to holidays.

Effects of Inflation

Inflation generally affects us by increasing the cost of employee wages and benefits, transportation services, processing equipment, purchased metals, energy and borrowings under our credit facility. General inflation, excluding increases in the price of metals and increased labor and distribution expense, has not had a material effect on our financial results during the past three years, but may have a significant impact in future years.

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

Information relating to our corporate governance at Olympic Steel, including our environmental, social and governance, or ESG, commitments to operating responsibly, our Business Ethics Policy, information concerning our executive officers, directors and Board committees (including committee charters), and transactions in our securities by directors and officers, is available free of charge on or through the “Investor Relations” section of our website at www.olysteel.com. We are not including the information on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K.

Forward-Looking Information

This Annual Report on Form 10-K and other documents we file with the SEC contain various forward-looking statements that are based on current expectations, estimates, forecasts and projections about our future performance, business, our beliefs and our management’s assumptions. In addition, we, or others on our behalf, may make forward-looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, conferences, webcasts, phone calls and conference calls. Words such as “may,” “will,” “anticipate,” “should,” “intend,” “expect,” “believe,” “estimate,” “project,” “plan,” “potential,” and “continue,” as well as the negative of these terms or similar expressions are intended to identify forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those implied by such statements including, but not limited to, those set forth in Item 1A (Risk Factors) below and the following:

●	risks of falling metals prices and inventory devaluation;
●	risks associated with supply chain disruption resulting from the imbalance of metal supply and end-user demands related to the novel coronavirus, or COVID-19, pandemic and other factors;
●	supply disruptions and inflationary pressures, including the availability and rising costs of transportation and logistical services and labor;
●	increased customer demand without corresponding increase in metal supply could lead to an inability to meet customer demand and result in lower sales and profits;
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

●	general and global business, economic, financial and political conditions, including legislation passed under the new administration;
●	competitive factors such as the availability, and global pricing of metals and production levels, industry shipping and inventory levels and rapid fluctuations in customer demand and metals pricing;
●	supplier consolidation or addition of capacity;
●	customer, supplier and competitor consolidation, bankruptcy or insolvency;
●	reduced production schedules, layoffs or work stoppages by our own, our suppliers’ or customers’ personnel;
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

ITEM 1A. RISK FACTORS

In addition to the other information in this Annual Report on Form 10-K and our other filings with the SEC, the following risk factors should be carefully considered in evaluating us and our business before investing in our common stock. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties, not presently known to us or otherwise, may also impair our business. Although the risks are organized by headings, and each risk is discussed separately, many are interrelated. You should not interpret the disclosure of any risk factor to imply that the risk has not already materialized. If any of the risks actually occur, our business, financial condition or results of operations could be materially and adversely affected. In that case, the trading price of our common stock could decline, and investors may lose all or part of their investment.

Risks Related to our Business

Volatile metals prices can cause significant fluctuations in our operating results. Our sales and operating income could decrease if we are unable to pass producer price increases on to our customers or if metals prices decline.

Our principal raw materials are carbon and stainless steel and aluminum flat-rolled coil, sheet, plate, prime tin mill, pipe and tube that we typically purchase from multiple primary metals producers. The metals industry as a whole is cyclical and, at times, pricing and availability of metals can be volatile due to numerous factors beyond our control, including general domestic and international economic conditions, sales levels, competition, levels of inventory held by other metals service centers, producer lead times, higher raw material costs for the producers of metals, imports, import duties and tariffs and currency exchange rates. For example, starting in August 2020, metals prices increased significantly and reached record levels during 2021 before beginning to decline in October 2021. This volatility can significantly affect the availability and cost of raw materials to us.

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

Supply chain disruptions and inflationary pressures caused by the COVID-19 pandemic, and other factors, has had, and could continue to have an adverse effect on our business, financial condition and liquidity.

On March 11, 2020, the World Health Organization classified the COVID-19 outbreak as a pandemic. Olympic Steel is an essential business and has remained open in all locations, adhering to all health guidelines to operate safely provided by the Center for Disease Control and Prevention and local authorities.

We are dependent on our suppliers to provide us with metal. During 2021, we experienced increased supply chain disruptions resulting from the imbalance of metal supply and end-user demands as customer demand increased without a corresponding increase in metal supply, as businesses reopened after the COVID-19 pandemic. Our inability to meet customer demand as a result of supply disruptions and inflationary pressures could result in lower sales and profits.

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

If any of these providers were to fail to deliver materials to us in a timely manner, we may be unable to process and deliver our products in response to customer demand. If any of these third parties were to cease operations or cease doing business with us, we may be unable to replace them at a reasonable cost. The COVID-19 pandemic impacted the availability of drivers and third-party trucks and increased the price of transportation services in the United States. Failure of a third-party transportation provider to provide transportation services could harm our reputation, negatively affect our customer relationships and have a material adverse effect on our financial position and results of operations.

The continued demand for skilled labor has resulted in the need to increase pay rates in certain markets. In addition, we have seen a decline in the skilled labor applicant pool since the start of the COVID-19 pandemic and increased competition for skilled labor. Our operations are dependent on the labor used to operate our equipment and deliver products to our customers. Decreased availability of labor could harm our reputation, negatively affect our customer relationships and have a material adverse effect on our financial position and results of operations.

The availability of drivers and labor is integral to our operations, and increases in our cost of transportation or labor may have a material adverse effect on our financial position and results of operations.

An interruption in the sources of our metals supply could have a material adverse effect on our results of operations.

We purchased approximately 51% and 56% of our total metals requirements from our three largest suppliers in 2021 and 2020, respectively. Over the past year, supplier consolidation, decreased mill production due to the COVID-19 pandemic and import tariffs decreased steel availability and increased mill lead times and increased steel prices. Fewer available suppliers increases the risk of supply disruption through both scheduled and unscheduled supplier outages. Conversely, the addition of new mill sources and decreased domestic demand could lead to domestic over capacity, which could lead to a decrease in steel prices, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Increased global information technology security requirements, vulnerabilities, threats and a rise in sophisticated and targeted cybercrime pose a risk to the security of our systems, networks and the confidentiality, availability and integrity of our data. The risk has been further enhanced with an increased remote workforce due to the COVID-19 pandemic. Despite our efforts to protect sensitive information and confidential and personal data, our facilities and systems and those of our third-party service providers may be vulnerable to security breaches. This could lead to disclosure, modification or destruction of proprietary and other key information, ransom payments, production downtimes and operational disruptions, which in turn could adversely affect our business, financial condition, results of operations and cash flows.

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

Approximately 47% and 45% of our 2021 and 2020 consolidated net sales, respectively, were to industrial machinery and equipment manufacturers and their fabricators. Due to the concentration of customers in the industrial machinery and equipment industry, a decline in production levels in that industry could result in lower sales, gross profits and profitability. Approximately 7% and 11% of our 2021 and 2020 consolidated net sales, respectively, were to automotive manufacturers or manufacturers of automotive components and parts, whom we refer to as automotive customers. Historically, due to the concentration of customers in the automotive industry, our gross profits on these sales have generally been less than our gross profits on sales to customers in other industries. On September 17, 2021, we sold substantially all of the assets related to our Detroit, Michigan operation. The Detroit operation was primarily focused on the distribution of carbon flat-rolled steel to domestic automotive manufacturers and their suppliers. After the sale, less than 3% of our sales were to automotive manufacturers or manufacturers of automotive components and parts.

Our success is dependent upon our relationships with certain key customers.

We have derived and expect to continue to derive a significant portion of our revenues from a relatively limited number of customers. Collectively, our top three customers accounted for approximately 6% of our consolidated net sales in both 2021 and 2020. Approximately 47% and 45% of our consolidated net sales during 2021 and 2020, respectively, were directly related to industrial machinery and equipment manufacturers and their fabricators. Due to the large concentration of customers in few segments, changes to demand of product by customers in the industrial machinery and equipment manufacturers and their fabricators could have a material adverse effect on our business, our results of operations and our cash flows. Many of our larger customers commit to purchase on a regular basis at agreed upon prices over periods from three to twelve months. We generally do not have long-term contracts with our customers. As a result, the relationship, as well as particular orders, can generally be terminated with relatively little advance notice. The loss of any one of our major customers or decrease in demand by those customers or credit constraints placed on them could have a material adverse effect on our business, our results of operations and our cash flows.

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

Some of our customers may experience difficulty obtaining and/or maintaining credit availability. In particular, certain customers that are highly leveraged represent an increased credit risk. Interest rate volatility may further amplify this credit risk. Some customers have reduced their purchases because of these credit constraints. Moreover, our disciplined credit policies have, in some instances, resulted in lost sales. If we have misjudged our credit estimations and they result in future credit losses, lost sales or lost customers, there could be a material adverse effect on our business, financial condition, results of operations, cash flows and our allowance for credit losses.

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

Our success is dependent upon the management and leadership skills of our senior management team. Michael Siegal has served as our Executive Chairman of the Board since January 1, 2019, after serving as our Chief Executive Officer since 1984. Richard T. Marabito has served as our Chief Executive Officer since January 1, 2019, after serving as our Chief Financial Officer since 2010, and Richard A. Manson has served as our Chief Financial Officer since January 1, 2019, after serving as our Vice President and Treasurer since 2013. Andrew Greiff has served as our President and Chief Operating Officer since January 1, 2020 after serving as our Executive Vice President and Chief Operating Officer since 2016. The loss of any member of our senior management team or the failure to attract and retain additional qualified personnel could prevent us from implementing our business strategy. We have employment agreements, which include non-competition provisions, with our Chief Executive Officer, our President and Chief Operating Officer, and our Chief Financial Officer that expire on January 1, 2024, January 1, 2025, and January 1, 2027, respectively.

Labor disruptions at any of our facilities or those of major customers could adversely affect our business, results of operations and financial condition.

At December 31, 2021, we employed approximately 1,642 people.  Approximately 182 of the hourly plant personnel are represented by seven separate collective bargaining units.  Any prolonged work stoppages by our personnel represented by collective bargaining units could have a material adverse impact on our business, financial condition, results of operations and cash flows.

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

The net carrying value of intangibles represents non-amortizable goodwill and trade names, covenant not to compete and customer relationships, net of accumulated amortization, related to recent acquisitions. Indefinitely lived assets are evaluated for impairment annually or whenever events or changes in circumstance indicate that the carrying amounts of these assets may not be recoverable. Amortizable intangible assets are evaluated for impairment whenever events or changes in circumstance indicate that the carrying amounts of these assets may not be recoverable. Impairments to intangible assets may be caused by factors outside our control, such as increased competitive pricing pressures, lower than expected revenue and profit growth rates, changes in discount rates based on changes in the cost of capital (interest rates, etc.), or the loss of a significant customer and could result in the incurrence of impairment charges and negatively impact our results of operations.

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

We expect to finance our growth initiatives through borrowings under our ABL Credit Facility, which matures on June 16, 2026. However, our ABL Credit Facility may not be sufficient or available to finance our growth initiatives, and we may have to find additional sources of financing. It may be difficult for us in the future to obtain the necessary funds and liquidity on terms acceptable to us, or at all, to run and expand our business.

The borrowings under our ABL Credit Facility are primarily at variable interest rates. If interest rates in the future, which may be highly volatile, were to increase 100 basis points (1.0%) from December 31, 2021 rates and, assuming no change in total debt from December 31, 2021 levels, the additional annual interest expense to us would be approximately $2.5 million.

Uncertainty relating to the calculation of London Interbank Offered Rate, or LIBOR and other reference rates and their potential discontinuance may adversely affect interest expense related to our outstanding debt, including amounts borrowed under our ABL Credit Facility.

National and international regulators and law enforcement agencies have conducted investigations into a number of rates or indices, which are deemed to be “reference rates.” Actions by such regulators and law enforcement agencies may result in changes to the manner in which certain reference rates are determined, their discontinuance, or the establishment of alternative reference rates. The Federal Reserve Bank of New York has begun publishing a Secured Overnight Funding Rate, or SOFR, which is intended to replace U.S. dollar LIBOR, and central banks in several other jurisdictions have also announced plans for alternative reference rates for other currencies. These reforms may cause LIBOR to perform differently than in the past or to disappear entirely. The consequences of these developments with respect to LIBOR cannot be entirely predicted but may result in an increase in the interest cost of our variable rate indebtedness. In the future, we may need to renegotiate our outstanding indebtedness or incur other indebtedness, and the phase-out of LIBOR may negatively impact the terms of such indebtedness. In addition, the overall financial market may be disrupted as a result of the phase-out or replacement of LIBOR. Disruption in the financial market could have a material adverse effect on our financial position, results of operations, and liquidity.

Regulatory and Environmental Risks

Quotas and tariffs imposed or removed as a result of government actions can cause significant fluctuations in our operating results.

Global demand and global metals pricing, supply and demand are impacted by quotas and tariffs imposed as a result of government actions. The tariffs initiated by the U.S. government in 2018 under Section 232 of the Trade Expansion Act of 1962 (section 232 tariffs) resulted in increased metals prices in the United States. Effective January 1, 2022, the United States and the European Union replaced the existing 25 percent tariff on EU steel products and 10 percent tariff on EU aluminum products with a tariff-rate quota, or TRQ. Under the TRQ arrangement, historically based volumes of EU steel and aluminum products will enter the U.S. without application of Section 232 duties subject to certain conditions. The removal and addition of country-specific tariffs has caused uncertainty in the metals marketplace. Any additional future tariffs or quotas imposed on steel and aluminum imports may increase the price of metal, which may impact our sales, gross margin and profitability if we are unable to pass the increased prices onto our customers. The prolonged imposition of tariffs could also lead to additional trade disputes that could impact the global demand for metals and impact on sales, gross margin and profitability. Conversely, the removal of existing tariffs could cause the price of metal to decline, which may impact our sales, gross margin and profitability.

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

We may be exposed to certain regulatory and financial risks related to climate change.

Growing concerns about climate change may result in the imposition of additional regulations or restrictions to which we may become subject. A number of governments or governmental bodies have introduced or are contemplating regulatory changes in response to climate change, including regulating greenhouse gas emissions. The outcome of new legislation or regulation in the United States may result in new or additional requirements, additional charges to fund energy efficient activities, and fees or restrictions on certain activities. Compliance with these climate change initiatives may also result in additional costs to us, including, among other things, increased production costs, additional taxes, reduced emission allowances or additional restrictions on production or operations. Any adopted future climate change regulations could also negatively impact our ability to compete with companies situated in areas not subject to such limitations. Even without such regulation, increased public awareness and adverse publicity about potential impacts on climate change emanating from us or our industry could harm us. We may not be able to recover the cost of compliance with new or more stringent laws and regulations, which could adversely affect our results of operations, cash flow or financial condition.

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

Principal shareholders who own a significant number of shares of our common stock may have interests that conflict with yours.

Michael D. Siegal, our Executive Chairman of the Board and one of our largest shareholders, owned approximately 11.1% of our outstanding common stock as of December 31, 2021. Mr. Siegal may have the ability to significantly influence matters requiring shareholder approval. In deciding how to vote on such matters, Mr. Siegal may be influenced by interests that conflict with yours.

General Risks

Climate change may cause changes in weather patterns and increase the frequency or severity of weather events and flooding.

An increase in severe weather events, including those caused by climate change, may adversely impact us, our operations, and our ability to procure raw materials and process and transport our products and could result in an adverse effect on our business, financial condition and results of operations. Extreme weather conditions may increase our costs, temporarily impact our production capabilities or cause damage to our facilities. Severe weather may also adversely impact our suppliers and our customers and their ability to deliver and/or purchase and transport our products.

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

The following table sets forth certain information concerning our principal properties including which segment’s products are serviced out of each location:

					Segment
Operation	Location	Square Feet	Function	Owned or Leased	Carbon Flat	Specialty Metals Flat	Tube and Pipe
Cleveland	Bedford Heights, Ohio (1)	127,000	Corporate offices, coil processing and distribution center	Owned	✔	✔
	Bedford Heights, Ohio (1)	121,500	Coil and plate processing, distribution center and offices	Owned	✔	✔	✔
	Bedford Heights, Ohio (1)	59,500	Plate processing, distribution center and offices	Leased (2)	✔
	Dover, Ohio	62,000	Plate processing, fabrication and distribution center	Owned	✔
Minneapolis	Plymouth, Minnesota	196,800	Coil and plate processing, distribution center and offices	Owned	✔	✔
	Plymouth, Minnesota	112,200	Plate processing, fabrication, distribution center and offices	Owned	✔
Chambersburg	Chambersburg, Pennsylvania	157,000	Plate processing, distribution center and offices	Owned	✔
	Chambersburg, Pennsylvania	150,000	Plate processing, fabrication, manufacturing, distribution center and offices	Owned	✔
Iowa	Bettendorf, Iowa	244,000	Coil and plate processing, fabrication, distribution center and offices	Owned	✔	✔
Winder	Winder, Georgia	285,000	Coil and plate processing, fabrication, distribution center and offices	Owned	✔	✔	✔
	Buford, Georgia	120,000	Coil and plate processing, fabrication, and distribution center	Leased (3)	✔	✔
Kentucky	Mt. Sterling, Kentucky	100,000	Plate processing, fabrication and distribution center	Owned	✔
	Mt. Sterling, Kentucky	107,000	Distribution center and offices	Owned	✔		✔
Gary	Gary, Indiana	183,000	Coil processing, distribution center and offices	Owned	✔	✔
Connecticut	Milford, Connecticut	134,000	Coil processing, distribution center and offices	Owned	✔	✔
Chicago	Schaumburg, Illinois	122,500	Coil and sheet processing, distribution center and offices	Owned	✔	✔
Berlin Metals	Hammond, Indiana	117,950	Coil processing, distribution center and offices	Leased (4)		✔
McCullough Industries	Kenton, Ohio	75,000	Manufacturing facility	Owned	✔	✔
Streetsboro	Streetsboro, Ohio	66,200	Coil and sheet processing, distribution center and offices	Owned		✔
	Latrobe, Pennsylvania	43,200	Coil and sheet processing, distribution center	Leased (5)		✔
Rock Hill	Rock Hill, South Carolina	45,075	Distribution, processing center and offices	Owned		✔
Dallas	Carrollton, Texas	44,480	Distribution, processing center and offices	Owned		✔
Houston	Houston, Texas	30,000	Distribution, processing center and offices	Leased (6)	✔

Operation	Location	Square Feet	Function	Owned or Leased	Carbon Flat	Specialty Metals Flat	Tube and Pipe
Springdale	Springdale, Arkansas	12,200	Distribution, processing center and offices	Leased (7)		✔
Kansas City	Riverside, Missouri	11,300	Distribution, processing center and offices	Leased (8)		✔
Powder Springs	Powder Springs, Georgia	11,275	Fabrication and offices	Leased (9)		✔
	Powder Springs, Georgia	17,766	Fabrication	Leased (10)		✔
	Powder Springs, Georgia	22,200	Fabrication	Leased (11)		✔
Marietta	Marietta, Georgia	11,300	Distribution and offices	Leased (12)		✔
	Marietta, Georgia	26,880	Distribution and offices	Leased (13)		✔
Hiram	Hiram, Georgia	16,000	Fabrication and offices	Leased (14)		✔
Albany	Albany, Georgia	12,000	Distribution	Leased (15)		✔
Chicago	Romeoville, Illinois	363,000	Corporate offices, fabrication and distribution center	Owned			✔
St. Paul	St. Paul, Minnesota	132,000	Distribution center and offices	Owned			✔
Charlotte	Locust, North Carolina	127,600	Distribution center, fabrication and offices	Owned			✔
Fond du Lac	Fond du Lac, Wisconsin	117,000	Distribution center and offices	Owned	✔		✔
Indianapolis	Indianapolis, Indiana	79,000	Distribution center and offices	Owned			✔
Des Moines	Ankeny, Iowa	50,000	Distribution center and offices	Owned			✔
Owatonna	Owatonna, Minnesota	23,000	Production cutting center	Owned			✔

(1)	The Bedford Heights facilities are all adjacent properties.
(2)	This facility is leased from a related party. The lease expires on December 31, 2023, with renewal options.
(3)	The lease on this facility expires on July 1, 2027.
(4)	The lease on this facility expires on August 31, 2024, with renewal options.
(5)	The lease on this facility expires on May 1, 2024.
(6)	The lease on this facility expires on October 31, 2022, with renewal options.
(7)	The lease on this facility expires on July 1, 2022, with renewal options.
(8)	The lease on this facility expires on January 31, 2023, with renewal options
(9)	The lease on this facility expires on June 30, 2029.
(10)	The lease on this facility expires on June 30, 2029.
(11)	The lease on this facility expires on June 30, 2029.
(12)	The lease on this facility expires on June 30, 2029.
(13)	The lease on this facility expires on June 30, 2029.
(14)	The lease on this facility expires on June 30, 2029.
(15)	The lease on this facility expires on January 1, 2029.

In addition to the facilities listed above, our executive office is leased and located in Highland Hills, Ohio and we have leased offices located in Media, Pennsylvania, Bonita Springs, Florida, San Antonio, Texas and Monterrey, Mexico. Management believes we will be able to accommodate our capacity needs for the immediate future at our existing facilities.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

This information is included in this Annual Report on Form 10-K pursuant to Instruction 3 of Item 401(b) of Regulation S-K. The following is a list of our executive officers and a brief description of their business experience. Each executive officer will hold office until his or her successor is chosen and qualified.

Michael D. Siegal, age 69, has served as the Executive Chairman of our Board of Directors since January 2019. He previously served as our Chief Executive Officer from 1984 until December 2018 and as Chairman of our Board of Directors from 1994 until December 2018. From 1984 until January 2001, he also served as our President. He has been employed by us in a variety of capacities since 1974. Mr. Siegal serves on the Board of Directors of Twin City Fan Companies, Ltd. He is currently on the Board of the Development Corporation for Israel and the Chair of the Board of Trustees of the Jewish Agency for Israel.

Richard T. Marabito, age 58, has served as our Chief Executive Officer since January 2019. From March 2000 through December 2018, he served as our Chief Financial Officer. He joined us in 1994 as Corporate Controller and served in this capacity until March 2000. He also served as Treasurer from 1994 through 2002 and again from 2010 through 2012. Prior to joining us, Mr. Marabito served as Corporate Controller for a publicly traded wholesale distribution company and was employed by a national accounting firm in its audit department. Mr. Marabito is the Chair of the Metals Service Center Institute (MSCI), a North American metals industry trade association. He serves on the Board of Trustees for the University of Mount Union and has been a Board and Audit Committee member of CBIZ (CBZ: NYSE), one of the nation’s top providers of accounting, tax and advisory services, since August 2021. He served as a board member of the Make-A-Wish Foundation of Ohio, Kentucky and Indiana and was past Chair of its Northeast Ohio regional board.

Richard A. Manson, age 53, has served as our Chief Financial Officer since January 2019, and has been employed by us since 1996.  From January 2013 through December 2018, he served as our Vice President and Treasurer. From March 2010 through December 2012, he served as our Vice President of Human Resources and Administration.  From January 2003 through March 2010, he served as our Treasurer and Corporate Controller.  From 1996 through 2002, he served as our Director of Taxes and Risk Management.  Prior to joining us, Mr. Manson was employed for seven years by a national accounting firm in its tax department.  Mr. Manson is a member of the Advisory Board of Seeds for Literacy.  Mr. Manson is a certified public accountant and member of the Ohio Society of Certified Public Accountants and the American Institute of Certified Public Accountants.

Andrew S. Greiff, age 60, has served as our President and Chief Operating Officer since January 2020. From August 2016 through December 2019, he served as Executive Vice President and Chief Operating Officer. He previously served as President, Specialty Metals from 2011 to 2016 after having joined us in 2009 as Vice President of Specialty Metals. Prior thereto, Mr. Greiff spent 24 years in various positions within the steel industry and served as the President and CEO of his own steel trading company. Mr. Greiff served as a Board Member of the MSCI and a past director of Jewish Big Brother Big Sister and the Anti-Defamation League.

Lisa K. Christen, age 45, has served as our Treasurer and Corporate Controller since January 2019, and has been employed by us since 1999.  From March 2010 through December 2018, she served as our Corporate Controller. From 1999 through 2010 she served in various positions within the accounting department.  Ms. Christen serves as the Treasurer and is a Board Member of Seton Catholic School in Hudson, Ohio and serves on the finance committee of Walsh Jesuit High School, in Cuyahoga Falls, Ohio. Ms. Christen is a certified public accountant and member of the Ohio Society of Certified Public Accountants.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock trades on the Nasdaq Global Select Market under the symbol “ZEUS.”

Holders of Record

As of January 31, 2022, we estimate there were approximately 85 holders of record of our common stock.

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

Issuer Purchases of Equity Securities

We did not purchase any of our equity securities during the quarter ended December 31, 2021.

On October 2, 2015, we announced that our Board of Directors authorized a stock repurchase program of up to 550,000 shares of the Company’s issued and outstanding common stock, which could include open market repurchases, negotiated block transactions, accelerated stock repurchases or open market solicitations for shares, all or some of which may be effected through Rule 10b5-1 plans. Any of the repurchased shares will be held in our treasury, or canceled and retired as our Board may determine from time to time. Any repurchases of common stock are subject to the covenants contained in the ABL Credit Facility. Our ABL Credit Facility restricts the aggregate amount of dividends and common stock repurchases that we can pay to $5.0 million annually without limitations. Purchases in excess of $5.0 million require us to (i) maintain availability in excess of 20.0% of the aggregate revolver commitments or (ii) to maintain availability equal to or greater than 15.0% of the aggregate revolver commitments and we must maintain a pro-forma ratio of EBITDA minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00. The timing and amount of any repurchases under the stock repurchase program will depend upon several factors, including market and business conditions, and limitations under the ABL Credit Facility, and repurchases may be discontinued at any time. As of December 31, 2021, 360,212 shares remain authorized for repurchase under the program.

Recent Sales of Unregistered Securities

We did not have any unregistered sales of equity securities during the quarter ended December 31, 2021.

ITEM 6. [RESERVED]

The following table sets forth selected financial and other data for each of the five years in the period ended December 31, 2021. The data presented should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

	For the Years Ended December 31,

	2021	2020	2019	2018	2017
	(in thousands, except per share data)

Income Statement Data:
Net sales	$2,312,253	$1,234,144	$1,579,040	$1,715,081	$1,330,696
Cost of materials sold	1,802,052	979,099	1,280,110	1,372,954	1,055,212
Gross profit (a)	510,201	255,045	298,930	342,127	275,484
Operating expenses (b)	337,735	254,472	282,320	285,075	251,498
Operating income	172,466	573	16,610	57,052	23,986
Interest and other expense on debt	7,631	7,411	11,289	10,681	7,518
Income (loss) before income taxes	164,799	(6,911)	5,289	46,064	16,350
Net income (loss) (c)	$121,051	$(5,595)	$3,856	$33,759	$18,963

Per Share Data:
Net income (loss) - basic (d)	$10.53	$(0.49)	$0.34	$2.95	$1.67
Net income (loss) - diluted (e)	$10.52	$(0.49)	$0.34	$2.95	$1.67
Dividends paid	$0.08	$0.08	$0.08	$0.08	$0.08

Shares Outstanding:
Weighted average shares - basic	11,492	11,447	11,509	11,432	11,381
Weighted average shares - diluted	11,503	11,447	11,509	11,440	11,381

Balance Sheet Data (as of December 31):
Current assets	$789,400	$402,204	$419,842	$562,769	$420,136
Current liabilities	224,336	126,725	101,087	128,427	111,147
Working capital (f)	565,064	275,479	318,755	434,342	308,989
Total assets	1,023,572	640,605	649,555	760,740	604,158
Total debt	327,764	160,609	192,925	302,530	197,165
Shareholders' equity	$424,439	$301,010	$308,352	$306,991	$272,583

(a)

Gross profit is calculated as net sales less the cost of materials sold (includes LIFO expense of $21,850 in 2021, LIFO income of $1,517 and $3,669 in 2020 and 2019, respectively, and LIFO expense of $8,408 and $2,707 in 2018 and 2017, respectively).

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

Overview

We are a leading metals service center that operates in three reportable segments; specialty metals flat products, carbon flat products, and tubular and pipe products.  We provide metals processing and distribution services for a wide range of customers.  Our specialty metals flat products segment’s focus is on the direct sale and distribution of processed aluminum and stainless flat-rolled sheet and coil products, flat bar products, prime tin mill products and fabricated parts.  Through the acquisition of Shaw Stainless & Alloy, Inc., or Shaw, on October 1, 2021 and Action Stainless & Alloys, Inc., or Action Stainless, on December 14, 2020, our specialty metals flat products segment expanded its geographic footprint and enhanced its product offerings in stainless steel and aluminum plate, sheet, angles, rounds, flat bar, tubing and pipe.  Action Stainless offers a range of processing, including plasma, laser and waterjet cutting and machining.  Our carbon flat products segment’s focus is on the direct sale and distribution of large volumes of processed carbon and coated flat-rolled sheet, coil and plate products and fabricated parts. Through the acquisitions of McCullough Industries, or McCullough, and the EZ Dumper® hydraulic dump inserts, or EZ Dumper, in 2019, our carbon flat products segment expanded its product offerings to include self-dumping metal hoppers and carbon and stainless-steel dump inserts for pickup truck and service truck beds.  On September 17, 2021, the Company sold substantially all of the assets related to its Detroit operation.  The Detroit operation was primarily focused on the distribution of carbon flat-rolled steel to domestic automotive manufacturers and their suppliers and primarily included in the carbon flat-rolled segment.  In addition, we distribute metal tubing, pipe, bar, valves and fittings and fabricate pressure parts supplied to various industrial markets through our tubular and pipe products segment.  Products that require more value-added processing generally have a higher gross profit.  Accordingly, our overall gross profit is affected by, among other things, product mix, the amount of processing performed, the demand for and availability of metals, and volatility in selling prices and material purchase costs.  We also perform toll processing of customer-owned metals. We sell certain products internationally, primarily in Canada and Mexico.  International sales are immaterial to our consolidated financial results and to the individual segments’ results.

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

Reportable Segments

We operate in three reportable segments: specialty metals flat products, carbon flat products and tubular and pipe products. The specialty metals flat products segment and the carbon flat products segment are at times consolidated and referred to as the flat products segment. Some of the flat products segments’ assets and resources are shared by the specialty metals and carbon flat products segments and both segments’ products are stored in the shared facilities and, in some locations, processed on shared equipment. As such, total assets and capital expenditures are reported in the aggregate for the flat products segments. Due to the shared assets and resources, certain of the flat products segment expenses are allocated between the specialty metals flat products segment and the carbon flat products segment based upon an established allocation methodology.

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

Specialty metals flat products

The primary focus of our specialty metals flat products segment is on the direct sale and distribution of processed stainless and aluminum flat-rolled sheet and coil products, flat bar products and fabricated parts. Through the acquisition of Shaw on October 1, 2021 and Action Stainless on December 14, 2020, our specialty metals flat products segment expanded its geographic footprint and enhanced its product offerings in stainless steel and aluminum plate, sheet, angles, rounds, flat bar, tubing and pipe. Through the acquisition of Berlin Metals, LLC, or Berlin Metals, on April 2, 2018, our specialty metals flat products segment expanded its product offerings to include differing types of stainless flat-rolled sheet and coil and prime tin mill products. We act as an intermediary between metals producers and manufacturers that require processed metals for their operations. We serve customers in various industries, including manufacturers of food service and commercial appliances, agriculture equipment, transportation and automotive equipment. We distribute these products primarily through a direct sales force.

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

Combined, the carbon and specialty metals flat products segments have 33 strategically-located processing and distribution facilities in the United States and one in Monterrey, Mexico. Many of our facilities service both the carbon and the specialty metals flat products segments, and certain assets and resources are shared by the segments. Our geographic footprint allows us to focus on regional customers and larger national and multi-national accounts, primarily located throughout the midwestern, eastern and southern United States.

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

Results of Operations

This section of this Annual Report on Form 10-K generally discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020. Discussions of 2019 items and year-to-year comparisons between 2020 and 2019 that are not included in this Annual Report on Form 10-K can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

2021 Compared to 2020

Our results of operations are impacted by the market price of metals. Metals prices fluctuate significantly and changes to our net sales, cost of materials sold, gross profit, cost of inventory and profitability, are all impacted by industry metals pricing. Starting in August 2020, metals prices increased significantly and reached record levels during 2021 before beginning to decline in October 2021. The increased industry metals pricing has been caused primarily by disruptions in the domestic and global supply chains; increased raw material pricing; supply shortages, including increased lead times and delivery delays; increased transportations costs; and increased domestic demand as the economy recovers from the COVID-19 pandemic.

Transactional or “spot” selling prices generally move in tandem with market price changes, while fixed selling prices typically lag and reset quarterly. Similarly, inventory costs (and, therefore, cost of materials sold) tend to move slower than market selling price changes due to mill lead times and inventory turnover impacting the rate of change in average cost. When average selling prices increase, and net sales increase, gross profit and operating expenses as a percentage of net sales will generally decrease. During 2021, our sales volumes were negatively impacted by supply chain disruptions; however, our net sales were positively impacted by the price increases experienced during 2021, in particular for carbon flat products, which increased our profitability during 2021.

Consolidated Operations

The following table sets forth certain consolidated income statement data for the years ended December 31, 2021 and 2020 (dollars shown in thousands):

	2021		2020
	$	% of net sales	$	% of net sales
Net sales	$2,312,253	100.0	$1,234,144	100.0
Cost of materials sold (a)	1,802,052	77.9	979,099	79.3
Gross profit (b)	510,201	22.1	255,045	20.7
Operating expenses (c)	337,735	14.6	254,472	20.6
Operating income	172,466	7.5	573	0.0
Other loss, net	(36)	(0.0)	(73)	(0.0)
Interest and other expense on debt	7,631	0.3	7,411	0.6
Income before income taxes	164,799	7.1	(6,911)	(0.6)
Income taxes	43,748	1.9	(1,316)	(0.1)
Net income	$121,051	5.2	$(5,595)	(0.5)

(a) Includes $21,850 of LIFO expense and $1,517 of LIFO income in 2021 and 2020, respectively.
(b) Gross profit is calculated as net sales less the cost of materials sold.
(c) Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Net sales increased $1.1 billion, or 87.4%, to $2.3 billion in 2021 from $1.2 billion in 2020. Specialty metals flat products net sales increased $272.6 million, or 87.0%, to $585.8 million in 2021 compared to $313.2 million in 2020 and were 25.3% of total net sales in 2021 compared to 25.4% of total net sales in 2020. Carbon flat products net sales increased $653.9 million, or 94.7%, in 2021 compared to 2020 and were 58.1% of total net sales in 2021 compared to 55.9% of total net sales in 2020. Tubular and pipe products net sales increased $151.7 million, or 65.7%, to $382.4 million in 2021 compared to $230.7 million in 2020 and were 16.5% of total net sales in 2021 compared to 18.7% of total net sales in 2020. The increase in net sales was due to a 75.0% increase in consolidated average selling prices during 2021 compared to 2020, and a 7.1% increase in consolidated volume. Average selling prices in 2021 were $1,942 per ton, compared to $1,110 per ton in 2020. The increase in the average selling price is a result of the market pricing dynamics discussed above in Results of Operations.

Cost of materials sold increased $823.0 million, or 84.1%, to $1.8 billion in 2021 from $1.0 billion in 2020. During 2021, we recorded LIFO expense of $21.9 million compared to LIFO income of $1.5 million in 2020. The increase in cost of materials sold in 2021 is primarily related to increased metals pricing in 2021 compared to 2020.

As a percentage of net sales, gross profit (as defined in footnote (b) in the table above) increased to 22.1% in 2021 from 20.7% in 2020. The increase in the gross profit as a percentage of net sales is due to the impact of the rapidly increasing average selling prices discussed above in Results of Operations, while the average costs of inventory did not increase as quickly as the average selling price.

Operating expenses (as defined in footnote (c) in the table above) increased $83.3 million, or 32.7%, to $337.7 million in 2021 from $254.5 million in 2020. As a percentage of net sales, operating expenses decreased to 14.6% in 2021 from 20.6% in 2020. Operating expenses in the specialty metals flat products segment increased $38.3 million, operating expenses in the carbon flat products segment increased $25.7 million, operating expenses in the tubular and pipe products segment increased $13.6 million, and corporate expenses increased $5.7 million. Operating expenses increased during 2021 as a result of increased variable expenses related to increased sales volume, increased labor hours and increased variable performance-based incentive compensation; and inflationary impacts on labor, transportation and other product support costs compared to 2020. In addition, the inclusion of operating expenses related to the December 2020 acquisition of Action Stainless and the October 2021 acquisition of Shaw increased operating expenses in the specialty metals flat products segment by $16.7 million.

Interest and other expense on debt totaled $7.6 million in 2021 compared to $7.4 million in 2020. Our effective borrowing rate, exclusive of deferred financing fees and commitment fees, was 2.5% in 2021 compared to 3.3% in 2020. The decreased effective borrowing rate is due to lower interest rates compared to 2020. Total average borrowings increased $67.4 million, or 35.8%, to $255.8 million in 2021 from $188.4 million in 2020, primarily related to increased working capital needs in 2021.

Income before income taxes totaled $164.8 million, or 7.1% of net sales, compared to loss before income taxes of $6.9 million, or (0.6%) of net sales, in 2020.

An income tax provision of 26.5% was recorded in 2021, compared to an income tax benefit of 19.0% in 2020. The lower rate in 2020 was primarily attributable to the impact of permanently non-deductible items on a pre-tax loss.

Net income in 2021 totaled $121.1 million, or $10.53 per basic share and $10.52 per diluted share, compared to net loss of $5.6 million, or $0.49 per basic and diluted share, in 2020.

Segment Results of Operations

Specialty metals flat products

The following table sets forth certain income statement data for the specialty metals flat products segment for the years ended December 31, 2021 and 2020 (dollars shown in thousands, except per ton data):

	2021		2020
		% of net sales		% of net sales
Direct tons sold	149,935		115,354
Toll tons sold	7,872		11,319
Total tons sold	157,807		126,673

Net sales	$585,751	100.0	$313,190	100.0
Average selling price per ton	3,712		2,472
Cost of materials sold	441,825	75.4	266,434	85.1
Gross profit (a)	143,926	24.6	46,756	14.9
Operating expenses (b)	73,382	12.5	35,090	11.2
Operating income	$70,544	12.0	$11,666	3.7

(a) Gross profit is calculated as net sales less the cost of materials sold.
(b) Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Tons sold increased 31 thousand tons, or 24.6%, to 158 thousand tons in 2021 from 127 thousand tons in 2020. The increase in tons sold was due to the acquisition of Action Stainless as well as customer demand returning to more normalized levels, compared to suppressed sales in 2020 caused by the COVID-19 pandemic.

Net sales increased $272.6 million, or 87.0%, to $585.8 million in 2021 from $313.2 million in 2020. The increase in sales was due to a 50.1% increase in average selling prices and a 24.6% increase in sales volume during 2021 compared to 2020. Sales volumes in 2020 were adversely impacted by the COVID-19 pandemic. Average selling prices in 2021 increased to $3,712 per ton, compared to $2,472 per ton in 2020. The increase in the year over year average selling price per ton is a result of the increased industry metals pricing discussed above in Results of Operations.

Cost of materials sold increased $175.4 million, or 65.8%, to $441.8 million in 2021 from $266.4 million in 2020. The increase in cost of materials sold was due to the increase in sales volume and increased industry metals pricing discussed above in Results of Operations.

As a percentage of net sales, gross profit (as defined in footnote (a) in the table above) increased to 24.6% in 2021 from 14.9% in 2020. The average gross profit per ton sold totaled $912 in 2021 compared to $369 in 2020. The increase in the gross profit as a percentage of net sales is due to the impact of the rapidly increasing average selling prices discussed above in Results of Operations, while the average costs of inventory did not increase as quickly as the average selling price.

Operating expenses (as defined in footnote (b) in the table above) increased $38.3 million, or 109.1%, to $73.4 million in 2021 from $35.1 million in 2020. As a percentage of net sales, operating expenses increased to 12.5% of net sales in 2021 from 11.2% in 2020. The increase in operating expenses was primarily attributable to the inclusion of operating expenses related to the December 2020 acquisition of Action Stainless and the October 2021 acquisition of Shaw, which accounted for $16.7 million of the operating expense increase; increased variable expenses related to increased sales volume, increased labor hours and increased variable performance-based incentive compensation; and inflationary impacts on labor, transportation and other product support costs.

Operating income for 2021 totaled $70.5 million, or 12.0% of net sales, compared to $11.7 million, or 3.7% of net sales, in 2020.

Carbon flat products

The following table sets forth certain income statement data for the carbon flat products segment for the years ended December 31, 2021 and 2020 (dollars shown in thousands, except per ton data):

	2021		2020
		% of net sales		% of net sales
Direct tons sold	868,775		849,688
Toll tons sold	52,520		48,021
Total tons sold	921,295		897,709

Net sales	$1,344,150	100.0	$690,273	100.0
Average selling price per ton	1,459		769
Cost of materials sold	1,059,620	78.8	551,788	79.9
Gross profit (a)	284,530	21.2	138,485	20.1
Operating expenses (b)	174,456	13.0	148,774	21.6
Operating income (loss)	$110,074	8.1	$(10,289)	(1.6)

(a) Gross profit is calculated as net sales less the cost of materials sold.
(b) Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Tons sold increased 24 thousand tons, or 2.6%, to 921 thousand tons in 2021 from 898 thousand tons in 2020. Toll tons sold increased 5 thousand tons, or 9.3%, to 53 thousand tons in 2021 from 48 thousand tons in 2020. The increase in tons sold is due to customer demand returning to more normalized levels, compared to suppressed sales in 2020 caused by the COVID-19 pandemic; however, our ability to ship is still limited due to supply chain disruptions experienced by our customers. In addition, tons sold by the carbon flat products segment was negatively impacted by the sale of our Detroit operation in September 2021 resulting in a decrease of 28 thousand tons, or 24.8%, to 85 thousand tons in 2021 from 112 thousand tons in 2020.

Net sales increased $653.9 million, or 94.7%, to $1.3 billion in 2021 from $690.3 million in 2020. The increase in sales was due to an 89.7% increase in average selling prices and a 2.6% increase in sales volume, partially offset by a lower volume due to the sale of our Detroit operation in September 2021. Average selling prices in 2021 increased 89.7% to $1,459 per ton compared to $769 per ton in 2020.

Cost of materials sold increased $507.8 million, or 92.0%, to $1.1 billion in 2021 from $551.8 million in 2020. The increase in cost of materials sold was due to increased industry metals pricing discussed above in Results of Operations.

As a percentage of net sales, gross profit (as defined in footnote (a) in the table above) increased to 21.2% in 2021 from 20.1% in 2020. The average gross profit per ton sold increased $155 per ton, or 100.2%, to $309 in 2021 from $154 in 2020.

Operating expenses in 2021 increased $25.7 million, or 17.3%, to $174.5 million from $148.8 million in 2020. As a percentage of net sales, operating expenses decreased to 13.0% in 2021 from 21.6% in 2020. Operating expenses increased as a result of increased variable expenses related to increased sales volume, increased labor hours and increased variable performance-based incentive compensation and inflationary impacts on labor, transportation and other product support costs.

Operating income totaled $110.0 million, or 8.1% of net sales, in 2021 compared to operating loss of $10.3 million, or (1.6%) of net sales, in 2020.

Tubular and pipe products

The following table sets forth certain income statement data for the tubular and pipe products segment for the years ended December 31, 2021 and 2020 (dollars shown in thousands).

	2021		2020
	$	% of net sales	$	% of net sales
Net sales	$382,352	100.0	$230,681	100.0
Cost of materials sold (a)	300,607	78.6	160,877	69.7
Gross profit (b)	81,745	21.4	69,804	30.3
Operating expenses (c)	74,392	19.4	60,785	26.3
Operating income	$7,353	1.9	$9,019	3.9

(a) Includes $21,850 of LIFO expense and $1,517 of LIFO income in 2021 and 2020, respectively.
(b) Gross profit is calculated as net sales less the cost of materials sold.
(c) Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Net sales increased $151.7 million, or 65.7%, to $382.4 million in 2021 from $230.7 million in 2020. The increase in net sales was due to a 30.3% increase in average selling prices and a 27.2% increase in sales volume during 2021. The increase in sales volume is due to customer demand returning to more normalized levels, compared to suppressed sales in 2020 caused by the COVID-19 pandemic.

Cost of materials sold increased $139.7 million, or 86.9%, to $300.6 million in 2021 from $160.9 million in 2020. The increase in cost of materials sold is due to increased metals pricing discussed above in Results of Operations and increased sales volumes. As a result of rapidly increasing prices, during 2021, our tubular and pipe products segment recorded $21.9 million of LIFO expense, compared to $1.5 million of LIFO income recorded in 2020.

As a percentage of net sales, gross profit (as defined in footnote (b) in the table above) decreased to 21.4% in 2021 compared to 30.3% in 2020. As a percentage of net sales, the LIFO expense recorded in 2021 decreased gross profit by 5.7% compared to the LIFO income recorded in 2020, which increased gross profit by 0.7%.

Operating expenses (as defined in footnote (c) in the table above) increased $13.6 million, or 22.4%, to $74.4 million in 2021 from $60.8 million in 2020. As a percentage of net sales, operating expenses decreased to 19.4% in 2021 compared to 26.3% in 2020. Operating expenses increased as a result of increased variable expenses related to increased sales volume and increased variable performance-based incentive compensation and inflationary impacts on labor, transportation and other product support costs.

Operating income for 2021 totaled $7.4 million, or 1.9% of net sales, compared to $9.0 million, or 3.9% of net sales, in 2020.

Corporate expenses

Corporate expenses increased $5.7 million, or 57.8%, to $15.5 million in 2021 compared to $9.8 million in 2020. Corporate expense increased as a result of increased performance-based incentive compensation offset by the $3.5 million gain, net of expenses, on the sale of our Detroit operation in September 2021.

Liquidity, Capital Resources and Cash Flows

Our principal capital requirements include funding working capital needs, purchasing, upgrading and acquiring processing equipment and facilities, making acquisitions and paying dividends. We use cash generated from operations and borrowings under our asset-based credit facility, or ABL Credit Facility, to fund these requirements.

We believe that funds available under our ABL Credit Facility, together with funds generated from operations, will be sufficient to provide us with the liquidity necessary to fund anticipated working capital requirements, capital expenditure requirements, our dividend payments and any share repurchases and business acquisitions over at least the next 12 months and for the foreseeable future thereafter. In the future, we may as part of our business strategy, acquire and dispose of assets or other companies in the same or complementary lines of business, or enter into or exit strategic alliances and joint ventures. Accordingly, the timing and size of our capital requirements are subject to change as business conditions warrant and opportunities arise.

2021 Compared to 2020

Operating Activities

During 2021, we used $146.4 million of cash for operations, of which $137.5 million was generated from operating activities and $283.9 million was used for working capital needs. Net cash from operations during 2021 was primarily comprised of net income of $121.1 million and the $21.0 million addback of non-cash depreciation and amortization expense. During 2020, we generated $61.7 million of net cash from operations, of which $14.5 million was generated from operating activities and $47.1 million was generated from working capital. Net cash from operations during 2020 was primarily comprised of the $20.0 million addback of non-cash depreciation and amortization expense to the net loss of $5.6 million.

Working capital at December 31, 2021 totaled $565.1 million, a $289.6 million increase from December 31, 2021. The increase was primarily attributable to a $241.9 million increase in inventory (resulting from higher average inventory costs and higher inventory levels in 2021 compared to 2020), and a $131.5 million increase in accounts receivable (resulting primarily from increased sales prices and shipping volumes at the end of 2021 compared to 2020, offset by increased accounts payable and outstanding checks (resulting from increased inventory purchases and higher inventory costs at the end of 2021 compared to 2020) and increased accrued payroll and other accrued liabilities (resulting from increased performance based incentive compensation).

Investing Activities

Net cash used for investing activities was $13.5 million during 2021, compared to $28.1 million during 2020. Investment activities in 2021 included the acquisition of Shaw for $12.1 million and $11.0 million of capital expenditures, primarily attributable to processing equipment at our existing facilities. Net proceeds from the sale of property and equipment of our Detroit operation totaled $9.5 million. Investment activities in 2020 included the acquisition of Action Stainless for $19.5 million and $9.8 million of capital expenditures, primarily attributable to processing equipment at our existing facilities. During 2022, we expect our capital spending to exceed our annual depreciation expense.

Financing Activities

During 2021, $164.1 million of cash was from financing activities, which primarily consisted of $167.2 million of net borrowings under our ABL Credit Facility, offset by $1.3 million of credit facility fees and expenses related to our refinancing and $0.9 million of dividends paid and $0.8 million of principal payments for financing lease obligations. During 2020, $33.7 million of cash was used for financing activities, which primarily consisted of $32.3 million of net repayments under our ABL Credit Facility, and $0.9 million of dividends paid.

In February 2022, our Board of Directors approved a regular quarterly dividend of $0.09 per share, which is payable on March 15, 2022 to shareholders of record as of March 1, 2022. Our Board previously approved 2021 and 2020 regular quarterly dividends of $0.02 per share, which were paid in March, June, September and December of 2021 and 2020. Dividend distributions in the future are subject to the availability of cash, limitations on cash dividends under our ABL Credit Facility and continuing determination by our Board of Directors that the payment of dividends remains in the best interest of our shareholders.

Stock Repurchase Program

In 2015, our Board of Directors authorized a stock repurchase program of up to 550,000 shares of our issued and outstanding common stock, which could include open market repurchases, negotiated block transactions, accelerated stock repurchases or open market solicitations for shares, all or some of which may be effected through Rule 10b5-1 plans. Repurchased shares will be held in our treasury, or canceled and retired as our Board of Directors may determine from time to time. Any repurchases of common stock are subject to the covenants contained in the ABL Credit Facility. Under the ABL Credit Facility, we may repurchase common stock and pay dividends up to $5.0 million in the aggregate during any trailing twelve months without restrictions. Purchases in excess of $5.0 million require us to (i) maintain availability in excess of 20% of the aggregate revolver commitments ($95.0 million at December 31, 2021) or (ii) to maintain availability equal to or greater than 15% of the aggregate revolver commitments ($71.3 million at December 31, 2021) and we must maintain a pro forma ratio of earnings before interest, taxes, depreciation and amortization, or EBITDA, minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00. The timing and amount of any repurchases under the stock repurchase program will depend upon several factors, including market and business conditions, and limitations under the ABL Credit Facility, and repurchases may be discontinued at any time. As of December 31, 2021, 360,212 shares remain authorized for repurchase under the program.

There were no shares repurchased during 2021. During 2020 and 2019, we repurchased 15,000 and 109,505 shares, for an aggregate cost of $0.1 million and $1.5 million, respectively.

At- the-Market Equity Program

On September 3, 2021, we commenced an at-the-market, or ATM, equity program under our shelf registration statement, which allows us to sell and issue up to $50 million in shares of our common stock from time to time. We entered into an Equity Distribution Agreement on September 3, 2021 with KeyBanc Capital Markets Inc., or KeyBanc, relating to the issuance and sale of shares of common stock pursuant to the program. KeyBanc is not required to sell any specific amount of securities but will act as our sales agent using commercially reasonable efforts consistent with its normal trading and sales practices, on mutually agreed terms between KeyBanc and us. KeyBanc will be entitled to compensation for shares sold pursuant to the program of 2.0% of the gross proceeds of any shares of common stock sold under the Equity Distribution Agreement. No shares were sold under the ATM program during the twelve months ended December 31, 2021.

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

The ABL Credit Facility contains customary representations and warranties and certain covenants that limit our ability to, among other things: (i) incur or guarantee additional indebtedness; (ii) pay distributions on, redeem or repurchase capital stock or redeem or repurchase subordinated debt; (iii) make investments; (iv) sell assets; (v) enter into agreements that restrict distributions or other payments from restricted subsidiaries to us; (vi) incur or suffer to exist liens securing indebtedness; (vii) consolidate, merge or transfer all or substantially all of their assets; and (viii) engage in transactions with affiliates. In addition, the ABL Credit Facility contains a financial covenant which provides that: (i) if any commitments or obligations are outstanding and our availability is less than the greater of $30 million or 10.0% of the aggregate amount of revolver commitments ($47.5 million at December 31, 2021) or 10.0% of the aggregate borrowing base ($47.5 million at December 31, 2021), then we must maintain a ratio of EBITDA minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00 for the most recent twelve fiscal month period.

We have the option to borrow under its revolver based on the agent’s base rate plus a premium ranging from 0.00% to 0.25% or the London Interbank Offered Rate, or LIBOR, plus a premium ranging from 1.25% to 2.75%.

As of December 31, 2021, we were in compliance with our covenants and had approximately $143.5 million of availability under the ABL Credit Facility.

As of December 31, 2021, $1.6 million of bank financing fees were included in “Prepaid expenses and other” and “Other long-term assets” on the accompanying Consolidated Balance Sheets. The financing fees are being amortized over the five-year term of the ABL Credit Facility and are included in “Interest and other expense on debt” on the accompanying Consolidated Statements of Comprehensive Income (Loss).

On January 10, 2019, we entered into a five-year forward starting fixed rate interest rate hedge in order to eliminate the variability of cash interest payments on $75 million of the outstanding LIBOR based borrowings under the ABL Credit Facility. The interest rate hedge fixed the rate at 2.57%.

Contractual and Other Obligations

The following table reflects the material cash requirements for our contractual and other obligations as of December 31, 2021. We believe that funds available under our ABL Credit Facility, together with funds generated from operations, will be sufficient to provide us with the liquidity necessary to satisfy these obligations.

Contractual Obligations			Less than			More than
(amounts in thousands)		Total	1 year	1-3 years	3-5 years	5 years
Long-term debt obligations	(a)	$327,764	$-	$-	$327,764	$-
Interest obligations	(b)	26,808	7,021	12,244	7,542	-
Finance lease obligations	(c)	1,886	709	796	337	44
Unrecognized tax positions	(d)	259	240	19	-	-
Other long-term liabilities	(e)	11,054	-	7,273	2,909	872

Total contractual obligations		$367,771	$7,970	$20,332	$338,553	$916

(a) See Note 10 to the Consolidated Financial Statements.
(b) Future interest obligations are calculated using the debt balances and interest rates in effect on December 31, 2021.
(c) See Note 9 to the Consolidated Financial Statements.
(d) See Note 15 to the Consolidated Financial Statements. Classification is based on expected settlement dates and the expiration of certain statutes of limitations.
(e) Consists of retirement liabilities and deferred compensation payable in future years.

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

Other than derivative instruments discussed in Note 11 to the Consolidated Financial Statements, as of December 31, 2021, we had no material off-balance sheet arrangements.

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

Critical Accounting Estimates

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

We believe the accounting estimates employed are appropriate and the resulting balances are reasonable; however, due to the inherent uncertainties in developing estimates, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. See Note 1 to our consolidated financial statements for our significant accounting policies related to our critical accounting estimates.

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

Valuation of Deferred Tax Assets

The ability to realize deferred tax assets depends on the ability to generate sufficient taxable income within the carryback or carryforward periods provided for in the tax law for each applicable tax jurisdiction. The assessment regarding whether a valuation allowance is required or should be adjusted is based on an evaluation of possible sources of taxable income and also considers all available positive and negative evidence factors.  Deferred income taxes on the consolidated balance sheet include, as an offset to the estimated temporary differences between the tax basis of assets and liabilities and the reported amounts on the consolidated balance sheets, the tax effect of operating loss and tax credit carryforwards.  If we determine that we will not be able to fully realize a deferred tax asset, we will record a valuation allowance to reduce such deferred tax asset to its net realizable value.  We recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.  For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

Impact of Recently Issued Accounting Pronouncements

In December 2019, the Financial Account Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” The objective of this ASU is to simplify the accounting for income taxes by removing certain exceptions to general principles in ASC 740 and by clarifying and amending existing guidance within U.S. generally accepted accounting principles. ASU 2019-12 is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Different components of the guidance require retrospective, modified retrospective or prospective adoption, and early adoption is permitted. The adoption of this ASU during the first quarter of 2021 did not have a material impact on our Consolidated Financial Statements.

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

Approximately 47%, 45% and 46% of our consolidated net sales in 2021, 2020 and 2019, respectively, were directly related to industrial machinery and equipment manufacturers and their fabricators.

Inflation generally affects us by increasing the cost of employee wages and benefits, transportation services, processing equipment, purchased metals, energy and borrowings under our ABL Credit Facility. General inflation, excluding increases in the price of metals and increased labor and distribution expense, has not had a material effect on our financial results during the past three years.

We are exposed to the impact of fluctuating metals prices and interest rate changes. During 2021, 2020 and 2019, we entered into metals swaps at the request of customers. These derivatives have not been designated as hedging instruments. For certain customers, we enter into contractual relationships that entitle us to pass-through the economic effect of trading positions that we take with other third parties on our customers’ behalf.

Our primary interest rate risk exposure results from variable rate debt. If interest rates in the future were to increase 100 basis points (1.0%) from December 31, 2021 rates and, assuming no change in total debt from December 31, 2021 levels, the additional annual interest expense to us would be approximately $2.5 million. We have the option to enter into 30- to 180-day fixed base rate LIBOR loans under the revolving credit facility provided by our ABL Credit Facility.

On January 10, 2019, we entered into a five-year interest rate swap that locked the interest rate at 2.567% on $75 million of our revolving debt.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Olympic Steel, Inc.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Olympic Steel, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Olympic Steel, Inc. (an Ohio corporation) and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 25, 2022 expressed an unqualified opinion.

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

Critical audit matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our specially challenging, subjective or complex judgments. We determined that there are no critical audit matters.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2019.

Cleveland, Ohio

February 25, 2022

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Olympic Steel, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Olympic Steel, Inc. (an Ohio corporation) and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2021, and our report dated February 25, 2022 expressed an unqualified opinion on those financial statements.

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

February 25, 2022

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, our management used the criteria established in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on our assessment, we concluded that, as of December 31, 2021, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report, which appears herein.

Olympic Steel, Inc.

Consolidated Statements of Comprehensive Income (Loss)

For The Years Ended December 31,

(in thousands, except per share data)

	2021	2020	2019

Net sales	$2,312,253	$1,234,144	$1,579,040

Costs and expenses
Cost of materials sold (excludes items shown separately below)	1,802,052	979,099	1,280,110
Warehouse and processing	103,017	83,091	99,457
Administrative and general	104,617	71,451	76,863
Distribution	55,404	44,728	48,159
Selling	41,881	26,050	28,839
Occupancy	12,500	9,662	9,972
Depreciation	17,952	17,936	17,686
Amortization	2,364	1,554	1,344
Total costs and expenses	2,139,787	1,233,571	1,562,430
Operating income	172,466	573	16,610
Other loss, net	(36)	(73)	(32)
Income before interest and income taxes	172,430	500	16,578
Interest and other expense on debt	7,631	7,411	11,289
Income (loss) before income taxes	164,799	(6,911)	5,289
Income tax provision (benefit)	43,748	(1,316)	1,433
Net income (loss)	$121,051	$(5,595)	$3,856

Gain (loss) on cash flow hedges	2,960	(2,579)	(3,041)
Tax effect of hedges	(740)	645	760
Total comprehensive income (loss)	$123,271	$(7,529)	$1,575

Net income (loss) per share - basic	$10.53	$(0.49)	$0.34
Weighted average shares outstanding - basic	11,492	11,447	11,509
Net income (loss) per share - diluted	$10.52	$(0.49)	$0.34
Weighted average shares outstanding - diluted	11,503	11,447	11,509
Dividends declared per share of common stock	$0.08	$0.08	$0.08

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Consolidated Balance Sheets

As of December 31,

(in thousands)

	2021	2020
Assets
Cash and cash equivalents	$9,812	$5,533
Accounts receivable, net	284,570	151,601
Inventories, net (includes LIFO reserve of $19,736 and LIFO debit of $2,115 as of December 31, 2021 and 2020, respectively)	485,029	240,001
Prepaid expenses and other	9,989	5,069
Total current assets	789,400	402,204
Property and equipment, at cost	413,396	434,579
Accumulated depreciation	(266,340)	(277,379)
Net property and equipment	147,056	157,200
Goodwill	10,496	5,123
Intangible assets, net	33,653	32,593
Other long-term assets	15,241	18,131
Right-of use assets, net	27,726	25,354
Total assets	$1,023,572	$640,605

Liabilities
Accounts payable	$148,649	$87,291
Accrued payroll	44,352	10,985
Other accrued liabilities	25,395	22,869
Current portion of lease liabilities	5,940	5,580
Total current liabilities	224,336	126,725
Credit facility revolver	327,764	160,609
Other long-term liabilities	15,006	22,478
Deferred income taxes	9,890	9,818
Lease liabilities	22,137	19,965
Total liabilities	599,133	339,595

Commitments and contingencies (Note 13)

Shareholders' Equity
Preferred stock, without par value, 5,000 shares authorized, no shares issued or outstanding	-	-
Common stock, without par value, 20,000 shares authorized; 11,124 issued; 11,124 and 11,075 shares outstanding	133,427	132,382
Treasury stock, at cost, 0 and 0 shares held	-	-
Accumulated other comprehensive loss	(1,996)	(4,215)
Retained earnings	293,008	172,843
Total shareholders' equity	424,439	301,010
Total liabilities and shareholders' equity	$1,023,572	$640,605

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Consolidated Statements of Cash Flows

For The Years Ended December 31,

(in thousands)

	2021	2020	2019
Adjustments to reconcile net income (loss) to net cash from (used for) operating activities.
Net income (loss)	$121,051	$(5,595)	$3,856
Adjustments to reconcile net income (loss) to net cash from (used for) operating activities -
Depreciation and amortization	20,954	20,008	19,548
(Gain) loss on disposition of property and equipment	(22)	2,026	(222)
Gain on disposition of Detroit operation (before expenses of $2,569)	(6,068)	-	-
Stock-based compensation	1,045	1,215	2,188
Intangibles and other long-term assets	6,796	(4,349)	(3,835)
Deferred income taxes and other long-term liabilities	(6,231)	1,220	1,283
	137,525	14,525	22,818
Changes in working capital:
Accounts receivable	(131,459)	(14,790)	42,141
Inventories	(241,899)	37,186	95,836
Prepaid expenses and other	(4,850)	2,112	2,464
Accounts payable	60,538	23,333	(33,651)
Change in outstanding checks	(1,189)	(6,893)	7,053
Accrued payroll and other accrued liabilities	34,960	6,179	(7,040)
	(283,899)	47,127	106,803
Net cash from (used for) operating activities	(146,374)	61,652	129,621

Cash flows from (used for) investing activities:
Acquisitions	(12,105)	(19,500)	(11,133)
Capital expenditures	(11,011)	(9,803)	(10,165)
Proceeds from sale of Detroit property and equipment	9,506	-	-
Proceeds from disposition of property and equipment	146	1,154	269
Net cash used for investing activities	(13,464)	(28,149)	(21,029)

Cash flows from (used for) financing activities:
Credit facility revolver borrowings	757,788	339,538	536,944
Credit facility revolver repayments	(590,632)	(371,854)	(646,549)
Principal payments under finance lease obligation	(828)	(242)	(63)
Credit facility fees and expenses	(1,325)	(124)	(100)
Repurchase of common stock	-	(145)	(1,522)
Dividends paid	(886)	(885)	(879)
Net cash from (used for) financing activities	164,117	(33,712)	(112,169)

Cash and cash equivalents:
Net change	4,279	(209)	(3,577)
Beginning balance	5,533	5,742	9,319
Ending balance	$9,812	$5,533	$5,742

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Supplemental Disclosures of Cash Flow Information

For The Years Ended December 31,

(in thousands)

	2021	2020	2019
Cash paid during the period

Interest paid	$6,843	$7,002	$10,951
Income taxes paid	$46,548	$1	$460

The Company incurred financing lease obligations of $1.4 million during the year ended December 31, 2020. This non-cash transaction has been excluded from the Consolidated Statement of Cash Flows for the year ended December 31, 2020. There were no financing lease obligations incurred during the years ended December 31, 2021 and 2019.

The accompanying notes are an integral part of these consolidated statements

Olympic Steel, Inc.

Consolidated Statements of Shareholders’ Equity

For The Years Ended December 31,

(in thousands)

			Accumulated
			Other
	Common	Treasury	Comprehensive	Retained	Total
	Stock	Stock	Loss	Earnings	Equity

Balance at December 31, 2018	$130,778	$(132)	$-	$176,345	$306,991

Net income	$-	$-	$-	$3,856	$3,856
Payment of dividends	-	-	-	(879)	(879)
Stock-based compensation	869	1,319	-	-	2,188
Stock repurchase	-	(1,522)		-	(1,522)
Change in fair value of hedges	-	-	(2,281)	-	(2,281)
Other	-	-	-	(1)	(1)

Balance at December 31, 2019	$131,647	$(335)	$(2,281)	$179,321	$308,352

Net loss	$-	$-	$-	$(5,595)	$(5,595)
Payment of dividends	-	-	-	(885)	(885)
Stock-based compensation	735	480		-	1,215
Stock repurchase	-	(145)	-	-	(145)
Change in fair value of hedges	-	-	(1,934)	-	(1,934)
Other	-	-	-	2	2

Balance at December 31, 2020	$132,382	$-	$(4,215)	$172,843	$301,010

Net income	$-	$-	$-	$121,051	$121,051
Payment of dividends	-	-	-	(886)	(886)
Stock-based compensation	1,045	-	-	-	1,045
Change in fair value of hedges	-	-	2,220	-	2,220
Other	-	-	(1)	-	(1)

Balance at December 31, 2021	$133,427	$-	$(1,996)	$293,008	$424,439

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Notes to Consolidated Financial Statements

For The Years Ended December 31, 2021, 2020 and 2019

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

On March 11, 2020, the World Health Organization classified the novel coronavirus (COVID-19) outbreak as a pandemic. The Company continues to be an essential business and has remained open in all locations throughout 2021, adhering to all health guidelines to operate safely provided by the Center for Disease Control and Prevention and local authorities. The Company has implemented actions to maintain its financial health and liquidity and through these actions has maintained sales volumes in 2021 which are close to pre-pandemic levels. The Company continues to closely monitor the impact of the COVID-19 pandemic on all aspects of its business. However, as a result of the many uncertainties surrounding the COVID-19 pandemic, the Company is unable to predict the impact that it ultimately will have on its financial condition, results of operations, comprehensive income (loss), and cash flows.

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements have been prepared from the financial records of Olympic Steel, Inc. and its wholly-owned subsidiaries (collectively, Olympic or the Company), after elimination of intercompany accounts and transactions.

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

Concentration Risks

The Company is a major customer of flat-rolled coil and plate and tubular and pipe steel for many of its principal suppliers, but is not dependent on any one supplier. The Company purchased approximately 51%, 56% and 57% of its total steel requirements from its three largest suppliers in 2021, 2020 and 2019, respectively.

The Company has a diversified customer and geographic base, which reduces the inherent risk and cyclicality of its business.  The concentration of net sales to the Company’s top 20 customers approximated 23%, 25% and 29% of consolidated net sales in 2021, 2020 and 2019, respectively.  In addition, the Company’s largest customer accounted for approximately 2%, 2% and 5% of consolidated net sales in 2021, 2020 and 2019, respectively.  Sales to industrial machinery and equipment manufacturers and their fabricators accounted for 47%, 45% and 46% of consolidated net sales in 2021, 2020, and 2019, respectively.

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

Costs of the Company’s specialty metals and carbon flat products segments’ inventories, including flat-rolled sheet, coil and plate products are determined using the specific identification method.

Certain of the Company’s tubular and pipe products inventory is stated under the LIFO method. At December 31, 2021 and December 31, 2020, approximately $55.4 million, or 11.4% of consolidated inventory, and $50.3 million, or 21.0% of consolidated inventory, respectively, was reported under the LIFO method of accounting. The cost of the remainder of tubular and pipe product segment’s inventory is determined using a weighted average rolling first-in, first-out (FIFO) method.

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

The Company had no material unrecognized tax benefits as of or during the year ended December 31, 2021. The Company expects no significant increases or decrease in unrecognized tax benefits due to changes in tax positions within one year of December 31, 2021.

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

Impact of Recently Issued Accounting Pronouncements

In December 2019, the Financial Account Standards Board, or FASB, issued Accounting Standards Update (ASU) No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” The objective of this ASU is to simplify the accounting for income taxes by removing certain exceptions to general principles in ASC 740 and by clarifying and amending existing guidance within U.S. generally accepted accounting principles. ASU 2019-12 is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Different components of the guidance require retrospective, modified retrospective or prospective adoption, and early adoption is permitted. The adoption of this ASU during the first quarter of 2021 did not have a material impact on the Company’s Consolidated Financial Statements.

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

2.	Acquisitions

On October 1, 2021, the Company acquired all of the net assets of Shaw, based in Powder Springs, Georgia, for $12.1 million. Shaw is a full-line distributor of stainless steel sheet, pipe, tube, bar and angles. Shaw also manufactures and distributes stainless steel bollards and water treatment systems. The acquisition includes Shaw's stainless-steel distribution and fabrication businesses as well as its architectural and barrier defense businesses. As of the effective date of the acquisition, Shaw’s results are included in the Company’s specialty metals flat products segment. Upon the acquisition, the Company entered into an amendment to its credit facility to include the eligible assets of Shaw.

On December 14, 2020, the Company acquired the assets of Action Stainless, based outside of Dallas, Texas, for $19.5 million. Action Stainless is a full line distributor of stainless steel and aluminum plate, sheet, angles, rounds, flat bar, tubing and pipe and offers a wide range of processing capabilities including plasma, laser and waterjet cutting and CNC machining. As of the effective date of the acquisition, Action Stainless results are included in the Company’s specialty metals flat products segment. Upon the acquisition, the Company entered into an amendment to its credit facility to include the eligible assets of Action Stainless.

On August 5, 2019, the Company acquired certain assets related to the manufacturing of the EZ Dumper® hydraulic dump inserts for $0.1 million. The dump inserts are sold through a network of more than 100 dealers across the United States and Canada. As of the effective date of the acquisition, EZ Dumper’s results are included in the Company’s carbon flat products segment.

On January 2, 2019, the Company acquired substantially all of the net assets of McCullough, based in Kenton, Ohio, for $11.0 million. McCullough was founded in 1965 and manufactures and sells branded self-dumping metal hoppers used in a variety of industrial applications. McCullough’s products are primarily sold through industrial distributors and catalogues. As of the effective date of the acquisition, McCullough’s results are included in the Company’s carbon flat products segment.

The acquisitions are not considered significant and thus pro forma information has not been provided. The acquisitions were accounted for as business combinations and the assets and liabilities were valued at fair market value. The table below summarizes the final purchase price allocation of the fair market values of the assets acquired and liabilities assumed.

	Shaw	Action Stainless	EZ Dumper	McCullough
	As of	As of	As of	As of
Details of Acquisition (in thousands)	October 1, 2021	December 14, 2020	August 5, 2019	January 2, 2019
Assets acquired
Accounts receivable, net	$1,510	$3,239	$-	$461
Inventories	3,129	3,656	43	586
Property and equipment	1,886	10,610	67	4,138
Prepaid expenses and other	5,986	204	-	-
Goodwill	5,262	1,894	166	898
Intangible assets	2,750	4,410	23	5,599
Total assets acquired	20,523	24,013	299	11,682
Total liabilities assumed	(8,418)	(4,513)	(166)	(682)
Cash paid	$12,105	$19,500	$133	$11,000

The purchase price allocations presented above are based upon management’s estimate of the fair value of the acquired assets and assumed liabilities using Level 3 valuation techniques including income, cost and market approaches. The fair value estimates involve the use of estimates and assumptions, including, but not limited to, the timing and amounts of future cash flows, revenue growth rates, discount rates, and royalty rates. The total liabilities assumed for Action Stainless include an immaterial earn-out amount.

3.	Disposition of Assets

On September 17, 2021, the Company sold substantially all of the assets related to its Detroit operation to Venture Steel (U.S.), Inc. for $58.4 million plus a working capital adjustment, estimated at $13.5 million, which was settled in early 2022. The working capital adjustment is included in “Accounts Receivable, net” on the Consolidated Balance Sheet as of December 31, 2021. The sale price included $9.5 million for property and equipment and the remaining assets and liabilities were sold at fair value, which equaled carrying value. The proceeds of the sale will be used for working capital needs as well as future acquisitions and investments in organic growth opportunities. The Detroit operation was primarily focused on the distribution of carbon flat-rolled steel to domestic automotive manufacturers and their suppliers. The sale of the Detroit operation does not indicate a strategic shift in the Company’s operations. The gain on the sale net of associated professional and legal fees totaled $3.5 million and is included in “Administrative and general” in the Corporate segment in the Consolidated Statements of Comprehensive Income (Loss) for the year ended December 31, 2021. The operating results of the Detroit operation were included in the flat-products segments prior to the disposition.

4.	Revenue Recognition

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

Within the metals industry, revenue is frequently disaggregated by products sold. The tables below disaggregates the Company’s revenues by segment and products sold for the year ended December 31, 2021, 2020 and 2019, respectively.

	Disaggregated Revenue by Products Sold
	For the Twelve Months Ended December 31, 2021
	Carbon flat products	Specialty metals flat products	Tubular and pipe products	Total
Hot Rolled	31.4%	-	-	31.4%
Plate	10.4%	-	-	10.4%
Cold Rolled	7.0%	-	-	7.0%
Coated	7.7%	-	-	7.7%
Specialty	-	25.3%	-	25.3%
Pipe & Tube	-	-	16.5%	16.5%
Other	1.6%	0.1%	-	1.7%
Total	58.1%	25.4%	16.5%	100.0%

	Disaggregated Revenue by Products Sold
	For the Twelve Months Ended December 31, 2020
	Carbon flat products	Specialty metals flat products	Tubular and pipe products	Total
Hot Rolled	29.7%	-	-	29.7%
Plate	9.6%	-	-	9.6%
Cold Rolled	5.9%	-	-	5.9%
Coated	9.6%	-	-	9.6%
Specialty	-	23.5%	-	23.5%
Pipe & Tube	-	-	18.7%	18.7%
Other	1.1%	1.9%	-	3.0%
Total	55.9%	25.4%	18.7%	100.0%

	Disaggregated Revenue by Products Sold
	For the Twelve Months Ended December 31, 2019
	Carbon flat products	Specialty metals flat products	Tubular and pipe products	Total
Hot Rolled	32.3%	-	-	32.3%
Plate	12.2%	-	-	12.2%
Cold Rolled	5.5%	-	-	5.5%
Coated	7.7%	-	-	7.7%
Specialty	-	20.9%	-	20.9%
Pipe & Tube	-	-	18.3%	18.3%
Other	1.0%	2.1%	-	3.1%
Total	58.7%	23.0%	18.3%	100.0%

5.	Accounts Receivable:

Accounts receivable are presented net of allowances for credit losses and unissued credits of $4.4 million and $3.6 million as of December 31, 2021 and 2020, respectively. Credit loss expense totaled $1.3 million, $1.2 million and $0.6 million in 2021, 2020 and 2019, respectively. The allowance for credit losses is maintained at a level considered appropriate based on historical experience, specific customer collection issues that have been identified, current market conditions and estimates for supportable forecasts when appropriate. Estimations are based upon a calculated percentage of accounts receivable, which remains fairly level from year to year, and judgments about the probable effects of economic conditions on certain customers, which can fluctuate significantly from year to year. The Company cannot guarantee that the rate of future credit losses will be similar to past experience. The Company considers all available information when assessing the adequacy of its allowance for credit losses and unissued credits.

6.	Inventories:

Inventories consisted of the following:

	As of December 31,
(in thousands)	2021	2020
Unprocessed	$417,595	$194,614
Processed and finished	67,434	45,387
Total	$485,029	$240,001

During 2021, the Company recorded $21.9 million of LIFO expense as a result of increased metals pricing during 2021.  The LIFO expense decreased the Company’s inventory balance and increased its cost of materials sold.  During 2020, the Company recorded $1.5 million of LIFO income as a result of decreased metals pricing during 2020.  The LIFO income increased the Company’s inventory balance and decreased its cost of materials sold.

Our pipe and tubular inventory quantities were reduced during 2021 and 2020 resulting in a liquidation of LIFO inventory layers (a LIFO decrement). A LIFO decrement results in the erosion of layers created in earlier years, and, therefore, a LIFO layer is not created for years that have decrements. For the years ended December 31, 2021 and 2020, the effect of the LIFO decrement impacted cost of materials sold by an immaterial amount.

If the FIFO method had been in use, inventories would have been $19.7 million higher and $2.1 million lower than reported at December 31, 2021 and 2020, respectively.

7.	Property and Equipment:

Property and equipment consists of the following:

(in thousands)	Depreciable Lives			December 31, 2021	December 31, 2020

Land		-		$15,238	$15,698
Land improvements	5	-	10	3,780	3,742
Buildings and improvements	7	-	30	141,979	148,507
Machinery and equipment	2	-	15	210,410	222,802
Furniture and fixtures	3	-	7	6,229	6,699
Computer software and equipment	2	-	5	25,053	28,977
Vehicles	2	-	5	3,054	2,504
Financing lease				2,710	3,582
Construction in progress		-		4,943	2,068
				413,396	434,579
Less accumulated depreciation				(266,340)	(277,379)
Net property and equipment				$147,056	$157,200

Leasehold improvements are included with buildings and improvements and are depreciated over the life of the lease or seven years, whichever is less.

Construction in progress as of December 31, 2021 and December 31, 2020, primarily consisted of payments for additional processing equipment at our existing facilities that were not yet placed into service.

8.	Goodwill and Intangible Assets:

The Company’s intangible assets were recorded in connection with its acquisitions of Shaw in 2021, Action Stainless in 2020, EZ Dumper and McCullough in 2019, Berlin Metals in 2018 and CTI in 2011. The intangible assets were evaluated on the premise of highest and best use to a market participant, primarily utilizing the income approach valuation methodology.

Goodwill, by reportable unit, was as follows as of December 31, 2021 and December 31, 2020, respectively. The goodwill is deductible for tax purposes.

(in thousands)	Carbon Flat Products	Specialty Metals Flat Products	Tubular and Pipe Products	Total
Balance as of December 31, 2019	$1,065	$2,358	$-	$3,423
Acquisitions	-	1,700	-	1,700
Impairments	-	-	-	-
Balance as of December 31, 2020	1,065	4,058	-	5,123
Acquisitions	-	5,373	-	5,373
Impairments	-	-	-	-
Balance as of December 31, 2021	$1,065	$9,431	$-	$10,496

The useful life of the customer relationships was determined to be ten to 15 years, based primarily on the consistent and predictable revenue source associated with the existing customer base, the present value of which extends through the amortization period. The useful life of the non-compete agreements was determined to be the length of the non-compete agreements, which range from one to five years. The useful life of the trade names was determined to be indefinite primarily due to their history and reputation in the marketplace, the Company’s expectation that the trade names will continue to be used, and the conclusion that there are currently no other factors identified that would limit their useful life. The Company will continue to evaluate the useful life assigned to its amortizable customer relationships and noncompete agreements in future periods.

Intangible assets, net, consisted of the following as of December 31, 2021 and 2020, respectively:

	As of December 31, 2021
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net

Customer relationships - subject to amortization	$22,559	$(10,552)	$12,007
Covenant not to compete - subject to amortization	509	(231)	278
Trade name - not subject to amortization	21,368	-	21,368
	$44,436	$(10,783)	$33,653

	As of December 31, 2020
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net

Customer relationships - subject to amortization	$21,442	$(9,101)	$12,341
Covenant not to compete - subject to amortization	259	(186)	73
Trade name - not subject to amortization	20,179	-	20,179
	$41,880	$(9,287)	$32,593

During 2021 and 2020, a qualitative test was performed for the indefinitely lived intangible assets and no indication of impairment was identified.

The Company estimates that amortization expense for its intangible assets subject to amortization will be approximately $1.6 million per year for the next four years and $1.2 million per year for the one year thereafter.

9.	Leases:

The Company leases warehouses and office space, industrial equipment, office equipment, vehicles, industrial gas tanks and forklifts from other parties and leases land and warehouse space to third parties. The Company determines if a contract contains a lease when the contract conveys the right to control the use of identified assets for a period of time in exchange for consideration. Upon identification and commencement of a lease, the Company establishes a right-of-use (ROU) asset and a lease liability. Operating leases are included in ROU assets, current portion of lease liabilities, and lease liabilities on the accompanying Consolidated Balance Sheets. Financing leases are included in property, plant and equipment, other accrued liabilities and other long-term liabilities.

The Company has remaining lease terms ranging from one year to 17 years, some of these include options to renew the lease for up to five years. The total lease term is determined by considering the initial term per the lease agreement, which is adjusted to include any renewal options that the Company is reasonably certain to exercise as well as any period that the Company has control over the space before the stated initial term of the agreement. If the Company determines a reasonable certainty of exercising termination or early buyout options, then the lease terms are adjusted to account for these facts.

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

The components of lease expense were as follows for the years ended December 31, 2021, 2020 and 2019:

(in thousands)	2021	2020	2019
Operating lease cost	$6,952	$7,089	$7,013
Finance lease cost
Amortization	721	254	67
Interest on lease liabilities	71	54	15
	$792	$308	$82

Supplemental cash flow information related to leases was as follows for the years ended December 31, 2021 and 2020:

(in thousands)	2021	2020	2019

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,830	$6,996	$6,913
Operating cash flows from finance leases	71	54	15
Financing cash flows from finance leases	699	242	63
Total cash paid for amounts included in the measurement of lease liabilities	$7,600	$7,292	$6,991

Supplemental balance sheet information related to leases was as follows:

(in thousands)	2021	2020

Operating leases
Operating lease	$42,023	$36,060
Operating lease accumulated amortization	(14,297)	(10,706)
Operating lease right of use asset, net	$27,726	$25,354

Operating lease current liabilities	5,940	5,580
Operating lease liabilities	22,137	19,965
	$28,077	$25,545

(in thousands)	2021	2020
Finance leases
Finance lease	$2,710	$3,582
Finance lease accumulated depreciation	(965)	(333)
Finance lease, net	$1,745	$3,249

Finance lease current liabilities	661	815
Finance lease liabilities	1,115	2,453
	$1,776	$3,268

Weighted average remaining lease term (in years)	2021	2020
Operating leases	6
Finance leases	4

Weighted average discount rate
Operating leases	3.44%	3.76%
Finance leases	3.42%	3.80%

Maturities of lease liabilities were as follows:

(in thousands)	Operating Lease	Finance Lease
Year Ending December 31,
2022	$6,775	$709
2023	5,770	441
2024	5,004	355
2025	3,769	188
2026	2,857	149
Thereafter	7,154	44
Total future minimum lease payments	$31,329	$1,886
Less remaining imputed interest	(3,252)	(110)
Total	$28,077	$1,776

10.	Debt:

The Company’s debt is comprised of the following components:

	As of December 31,
(in thousands)	2021	2020
Asset-based revolving credit facility due June 16, 2026	$327,764	$160,609
Total debt	327,764	160,609
Less current amount	-	-
Total long-term debt	$327,764	$160,609

On June 16, 2021, the Company entered into a Fourth Amendment to Third Amended and Restated Loan and Security Agreement (the ABL Credit Facility), which amended and extended the Company’s existing ABL Credit Facility. The $475 million ABL Credit Facility consists of: (i) a revolving credit facility of up to $445 million, including a $20 million sub-limit for letters of credit, and (ii) a first in, last out revolving credit facility of up to $30 million. Under the terms of the ABL Credit Facility, the Company may, subject to the satisfaction of certain conditions, request additional commitments under the revolving credit facility in the aggregate principal amount of up to $200 million to the extent that existing or new lenders agree to provide such additional commitments, and add real estate as collateral at the Company’s discretion. The ABL Credit Facility matures on June 16, 2026.

The ABL Credit Facility contains customary representations and warranties and certain covenants that limit the ability of the Company to, among other things: (i) incur or guarantee additional indebtedness; (ii) pay distributions on, redeem or repurchase capital stock or redeem or repurchase subordinated debt; (iii) make investments; (iv) sell assets; (v) enter into agreements that restrict distributions or other payments from restricted subsidiaries to the Company; (vi) incur or suffer to exist liens securing indebtedness; (vii) consolidate, merge or transfer all or substantially all of their assets; and (viii) engage in transactions with affiliates. In addition, the ABL Credit Facility contains a financial covenant which provides that: (i) if any commitments or obligations are outstanding and the Company’s availability is less than the greater of $30 million or 10.0% of the aggregate amount of revolver commitments ($47.5 million at December 31, 2021) or 10.0% of the aggregate borrowing base ($47.5 million at December 31, 2021), then the Company must maintain a ratio of Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA) minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00 for the most recent twelve fiscal month period.

The Company has the option to borrow under its revolver based on the agent’s base rate plus a premium ranging from 0.00% to 0.25% or the London Interbank Offered Rate (LIBOR) plus a premium ranging from 1.25% to 2.75%.

As of December 31, 2021, the Company was in compliance with its covenants and had approximately $143.5 million of availability under the ABL Credit Facility.

As of December 31, 2021 and December 31, 2020, $1.6 million and $0.9 million, respectively, of bank financing fees were included in “Prepaid expenses and other” and “Other long-term assets” on the accompanying Consolidated Balance Sheets. The financing fees are being amortized over the five-year term of the ABL Credit Facility and are included in “Interest and other expense on debt” on the accompanying Consolidated Statements of Comprehensive Income (Loss).

Scheduled Debt Maturities, Interest, Debt Carrying Values

The Company’s principal payments over the next five years are detailed in the table below:

(in thousands)	2022	2023	2024	2025	2026	Total
ABL Credit Facility	$-	$-	$-	$-	$327,764	$327,764
Total principal payments	$-	$-	$-	$-	$327,764	$327,764

The overall effective interest rate for all debt, exclusive of deferred financing fees and deferred commitment fees, amounted to 2.5%, 3.3% and 4.0% in 2021, 2020 and 2019, respectively. Interest paid totaled $6.8 million, $7.0 million and $11.0 million for the years ended December 31, 2021, 2020 and 2019, respectively. Average total debt outstanding was $255.8 million, $188.4 million and $257.6 million in 2021, 2020 and 2019, respectively.

11.	Derivative Instruments:

Metals swaps

During 2021, 2020 and 2019, the Company entered into nickel swaps indexed to the London Metal Exchange (LME) price of nickel with third-party brokers. The nickel swaps are treated as derivatives for accounting purposes and are included in “Other accrued liabilities” and “Prepaid expenses and other” on the Consolidated Balance Sheets at December 31, 2021. There were no outstanding metal swaps at December 31, 2020. The Company entered into the swaps to mitigate its customers’ risk of volatility in the price of metals. The swaps are settled with the brokers at maturity. The economic benefit or loss arising from the changes in fair value of the swaps is contractually passed through to the customer. The primary risk associated with the metals swaps is the ability of customers or third-party brokers to honor their agreements with the Company related to derivative instruments. If the customer or third-party brokers are unable to honor their agreements, the Company’s risk of loss is the fair value of the metals swaps.

While these derivatives are intended to help the Company manage risk, they have not been designated as hedging instruments. The periodic changes in fair value of the metals and embedded customer derivative instruments are included in “Cost of materials sold” in the Consolidated Statements of Comprehensive Income (Loss). The Company recognizes derivative positions with both the customer and the third party for the derivatives and classifies cash settlement amounts associated with them as part of “Cost of materials sold” in the Consolidated Statements of Comprehensive Income (Loss). The cumulative change in fair value of the metals swaps that had not yet settled as of December 31, 2021 were included in “Accounts Receivable, net” and the embedded customer derivatives are included in “Other accrued liabilities” on the Consolidated Balance Sheets.

Fixed rate interest rate hedge

On January 10, 2019, the Company entered into a five-year forward starting fixed rate interest rate hedge in order to eliminate the variability of cash interest payments on $75 million of the outstanding LIBOR based borrowings under the ABL Credit Facility. The interest rate hedge fixed the rate at 2.57%. The interest rate hedge is included in “Other long-term liabilities” on the Consolidated Balance Sheets as of December 31, 2021 and 2020 and had a fair value of $2.7 million and $5.6 million, respectively. The mark-to-market adjustment of the fair value of the hedge is recorded to “Accumulated other comprehensive loss” on the Company’s Consolidate Balance Sheets. Although the Company is exposed to credit loss in the event of nonperformance by the other party to the interest rate hedge agreement, the Company anticipates performance by the counterparty.

There was no net impact from the nickel swaps or embedded customer derivative agreements to the Company’s Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2021, 2020 and 2019. The table below shows the total impact to the Company’s Consolidated Statements of Comprehensive Income (Loss) through “Net income (loss)” of the derivatives for the years ended December 31, 2021, 2020 and 2019.

	Net Gain (Loss) Recognized
(in thousands)	2021	2020	2019
Fixed interest rate hedge	$(1,880)	$(1,520)	$(227)
Metals swaps	418	55	291
Embedded customer derivatives	(418)	(55)	(291)
Total loss	$(1,880)	$(1,520)	$(227)

12.	Fair Value of Assets and Liabilities:

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

During 2021 and 2020, there were no transfers of financial assets between Levels 1, 2 or 3 fair value measurements. There have been no changes in the methodologies used at December 31, 2021. Following is a description of the valuation methodologies used for assets and liabilities measured at fair value as of December 31, 2021:

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

The following tables present information about the Company’s assets and liabilities that were measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company:

	Value of Items Recorded at Fair Value
	As of December 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Metal Swaps	$-	$2,286	$-	$2,286
Total assets at fair value	$-	$2,286	$-	$2,286

Liabilities:
Metal Swaps	$-	$2,178	$-	$2,178
Fixed interest rate hedge	-	2,661	-	2,661
Total liabilities recorded at fair value	$-	$4,839	$-	$4,839

	Value of Items Recorded at Fair Value
	As of December 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Total
Liabilities:
Fixed interest rate hedge	-	5,620	-	5,620
Total liabilities recorded at fair value	$-	$5,620	$-	$5,620

The value of the items not recorded at fair value represent the carrying value of the liabilities.

The carrying value of the ABL Credit Facility was $327.8 million and $160.6 million at December 31, 2021 and 2020, respectively. Because the ABL Credit Facility was amended on June 16, 2021, management believes that its carrying value approximates fair value.

13.	Equity Plans:

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

Prior to 2021, under the Incentive Plan, each eligible participant was awarded RSUs with a dollar value equal to 10% of the participant’s base salary, up to an annual maximum of $17,500. The RSUs have a five-year vesting period and the RSUs will convert into the right to receive shares of common stock upon a participant’s retirement, or earlier upon the participant’s death or disability or upon a change in control of the Company. Due to the COVID-19 pandemic, no RSU awards were granted in 2020 or 2021. In January 2022, the Company adopted a new C-Suite Long-Term Incentive Plan (the LTIP) that operates under the Incentive Plan and awards RSUs to eligible participants. In each calendar year, eligible participants may be awarded a long-term incentive of both an RSU award and a performance stock unit (PSU) award pursuant to the LTIP.

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

Stock-based compensation expense recognized on RSUs for the years ended December 31, 2021, 2020 and 2019, respectively, is summarized in the following table:

	For the years ended December 31,
(in thousands)	2021	2020	2019
RSU expense before taxes of the Plan	$1,045	$1,265	$965
RSU expense after taxes	767	1,024	704

All pre-tax charges related to RSUs were included in the caption “Administrative and general” on the accompanying Consolidated Statements of Comprehensive Income (Loss). The total compensation cost of non-vested awards totaled $1.0 million and the weighted average remaining vesting period is 1.3 years as of December 31, 2021.

The following table summarizes the activity related to RSUs for the year ended December 31, 2021, 2020 and 2019:

	2021		2020		2019
	Number of Shares	Weighted Average Estimated Fair Value	Number of Shares	Weighted Average Estimated Fair Value	Number of Shares	Weighted Average Estimated Fair Value
Beginning balance	610,540	$18.25	636,086	$19.25	527,546	$20.65
Granted	20,604	23.29	70,588	11.92	207,521	16.36
Converted into shares	(49,191)	18.67	(94,161)	20.27	(96,845)	20.59
Forfeited	(5,086)	17.55	(1,973)	18.14	(2,136)	22.80
Outstanding at December 31	576,867	$18.40	610,540	$18.25	636,086	$19.25
Vested at December 31	370,771	$18.78	375,692	$18.88	419,721	$20.37

Of the RSUs granted in 2019, 62,229 RSUs were used to fund supplemental executive retirement plan (SERP) contributions. No RSUs were used to fund the SERP in 2020 or 2021.

14.	Commitments and Contingencies:

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

At December 31, 2021, approximately 182 of the hourly plant personnel are represented by seven separate collective bargaining units. The table below shows the expiration dates of the collective bargaining agreements.

Facility	Expiration date
Minneapolis (plate), Minnesota	March 31, 2022
Hammond, Indiana	November 30, 2024
Locust, North Carolina	March 4, 2025
St. Paul, Minnesota	May 25, 2025
Romeoville, Illinois	May 31, 2025
Minneapolis (coil), Minnesota	September 30, 2025
Indianapolis, Indiana	January 29, 2026

15.	Income Taxes:

The components of the Company’s provision (benefit) for income taxes from continuing operations were as follows:

	As of December 31,
(in thousands)	2021	2020	2019
Current:
Federal	$36,592	$321	$1,747
International	85	103	107
State and local	7,739	59	22
	44,416	483	1,876
Deferred	(668)	(1,799)	(443)
Income tax provision (benefit)	$43,748	$(1,316)	$1,433

The components of the Company’s deferred income taxes at December 31 are as follows:

(in thousands)	2021	2020
Deferred tax assets:
Inventory (excluding LIFO reserve)	$2,198	$1,529
Net operating loss and tax credit carryforwards	1,375	3,510
Allowance for credit losses	626	440
Accrued expenses	5,288	5,778
Lease liabilities	8,568	7,348
Interest rate hedge	665	1,405
Other	205	390
Deferred tax assets before valuation allowance	18,925	20,400
Valuation allowance	(1,197)	(2,302)
Total deferred tax assets	17,728	18,098

Deferred tax liabilities:
LIFO reserve	(3,500)	(3,528)
Property and equipment	(12,293)	(13,562)
Lease right of use assets	(8,483)	(7,294)
Intangibles	(3,342)	(3,532)
Total deferred tax liabilities	(27,618)	(27,916)
Deferred tax liabilities, net	$(9,890)	$(9,818)

The net deferred tax liability increased by $740 thousand related to the fixed interest rate hedge, which is recorded in “Other Comprehensive Income (Loss)” in the Consolidated Statements of Comprehensive Income (Loss).

The following table summarizes the activity related to the Company’s gross unrecognized tax benefits:

(in thousands)	2021	2020	2019
Balance as of January 1	$28	$28	$27
Change in tax due to tax law	-	-	-
Increases related to current year tax positions	8	8	10
Increases related to prior year tax positions	200	-	-
Decreases related to lapsing of statute of limitations	(8)	(8)	(9)
Balance as of December 31	$228	$28	$28

It is expected that the amount of unrecognized tax benefits will not materially change in the next twelve months. The tax years 2018 through 2020 remain open to examination by major taxing jurisdictions to which the Company is subject.

The Company recognized interest related to uncertain tax positions in the income tax provision.

The following table reconciles the U.S. federal statutory rate to the Company’s effective tax rate:

	2021	2020	2019
U.S. federal statutory rate in effect	21.0%	21.0%	21.0%
State and local taxes, net of federal benefit	4.5%	1.0%	3.7%
Meals and entertainment	0.1%	(1.8%)	5.8%
Tax credits	(0.1%)	2.0%	(4.2%)
Stock based compensation	-	(3.4%)	-
All other, net	1.0%	0.2%	0.8%
Effective income tax rate	26.5%	19.0%	27.1%

Income taxes paid in 2021, 2020 and 2019 totaled $46.5 million, $1 thousand and $0.5 million, respectively. Some subsidiaries of the Company’s consolidated group file state tax returns on a separate company basis and have state net operating loss carryforwards expiring over the next ten to 20 years. A valuation allowance is recorded to reduce certain deferred tax assets to the amount that is more likely than not to be realized. The valuation allowances recorded as of December 31, 2021 and 2020 were related to certain state net operating losses and totaled $1.2 million and $2.3 million, respectively.

16.	Shares Outstanding and Earnings Per Share:

Earnings per share have been calculated based on the weighted average number of shares outstanding as set forth below:

	For the years ended December 31,
(in thousands, except per share data)	2021	2020	2019

Weighted average basic shares outstanding	11,492	11,447	11,509
Assumed exercise of stock options and issuance of stock awards	11	-	-
Weighted average diluted shares outstanding	11,503	11,447	11,509

Net income (loss)	$121,051	$(5,595)	$3,856

Basic earnings (loss) per share	$10.53	$(0.49)	$0.34
Diluted earnings (loss) per share	$10.52	$(0.49)	$0.34

Unvested RSUs	206	235	216

17.	Equity Programs:

Stock Repurchase Program

On October 2, 2015, the Company announced that its Board of Directors authorized a stock repurchase program of up to 550,000 shares of the Company’s issued and outstanding common stock, which could include open market repurchases, negotiated block transactions, accelerated stock repurchases or open market solicitations for shares, all or some of which may be affected through Rule 10b5-1 plans. Any of the repurchased shares are held in the Company’s treasury, or canceled and retired as the Board of Directors may determine from time to time. Any repurchases of common stock are subject to the covenants contained in the ABL Credit Facility. Under the ABL Credit Facility, the Company may repurchase common stock and pay dividends up to $5.0 million in the aggregate during any trailing twelve months without restrictions. Purchases of common stock or dividend payments in excess of $5.0 million in the aggregate require the Company to (i) maintain availability in excess of 20.0% of the aggregate revolver commitments ($95.0 million at December 31, 2021) or (ii) to maintain availability equal to or greater than 15.0% of the aggregate revolver commitments ($71.3 million at December 31, 2021) and the Company must maintain a pro-forma ratio of EBITDA minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00.

As of December 31, 2021, 360,212 shares remain authorized for repurchase under the program.

There were no shares repurchased during 2021. During 2020 and 2019, the Company repurchased 15,000 and 109,505 shares, for an aggregate cost of $0.1 million and $1.5 million, respectively.

At-the-Market Equity Program

On September 3, 2021, the Company commenced an at-the-market (ATM) equity program under its shelf registration statement, which allows it to sell and issue up to $50 million in shares of its common stock from time to time. The Company entered into an Equity Distribution Agreement on September 3, 2021 with KeyBanc Capital Markets Inc. ("KeyBanc") relating to the issuance and sale of shares of common stock pursuant to the program. KeyBanc is not required to sell any specific amount of securities but will act as the Company’s sales agent using commercially reasonable efforts consistent with its normal trading and sales practices, on mutually agreed terms between KeyBanc and the Company. KeyBanc will be entitled to compensation for shares sold pursuant to the program of 2.0% of the gross proceeds of any shares of common stock sold under the Equity Distribution Agreement. No shares were sold under the ATM program during 2021.

18.	Segment Information:

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

The following table provides financial information by segment and reconciles the Company’s operating income by segment to the consolidated income (loss) before income taxes for the years ended December 31, 2021, 2020 and 2019.

	For the Year Ended December 31,
(in thousands)	2021	2020	2019
Net sales
Specialty metals flat products	$585,751	$313,190	$363,634
Carbon flat products	1,344,150	690,273	926,903
Tubular and pipe products	382,352	230,681	288,503
Total net sales	$2,312,253	$1,234,144	$1,579,040

Depreciation and amortization
Specialty metals flat products	$3,692	$1,951	$1,830
Carbon flat products	11,286	11,941	11,624
Tubular and pipe products	5,267	5,478	5,408
Corporate	71	120	168
Total depreciation and amortization	$20,316	$19,490	$19,030

Operating income
Specialty metals flat products	$70,544	$11,666	$14,321
Carbon flat products	110,074	(10,289)	(5,023)
Tubular and pipe products	7,353	9,019	18,607
Corporate	(15,505)	(9,823)	(11,295)
Total operating income	$172,466	$573	$16,610
Other loss, net	(36)	(73)	(32)
Income before interest and income taxes	172,430	500	16,578
Interest and other expense on debt	7,631	7,411	11,289
Income (loss) before income taxes	$164,799	$(6,911)	$5,289

		For the Year Ended December 31,
(in thousands)	2021	2020	2019
Capital expenditures
Flat products	$8,797	$7,589	$6,996
Tubular and pipe products	2,214	2,214	3,169
Corporate	-	-	-
Total capital expenditures	$11,011	$9,803	$10,165

Assets
Flat products	$777,074	$404,269
Tubular and pipe products	245,962	235,516
Corporate	536	820
Total assets	$1,023,572	$640,605

There were no material revenue transactions between the carbon flat products, specialty metals flat products and tubular and pipe products segments for the years ended December 31, 2021, 2020 and 2019.

The Company sells certain products internationally, primarily in Canada and Mexico. International sales are immaterial to the consolidated financial results and to the individual segments’ results.

19.	Retirement Plans:

The Company’s retirement plans consist of 401(k) plans covering union and non-union employees, a multi-employer pension plan covering certain CTI employees and a SERP covering certain executive officers of the Company.

The 401(k) retirement plans allow eligible employees to contribute up to the statutory maximum. The Company’s non-union 401(k) matching contribution is determined annually by the Board of Directors and is based on a percentage of eligible employees’ earnings and contributions. For the 401(k) retirement plans, the Company matched one-half of each eligible employee’s contribution, limited to the first 6% of eligible compensation. For the Action Stainless 401(k) retirement plans, the Company matched 100% of the first 3% of eligible compensation and one-half of the next 2% of each eligible employee’s contribution, limited to 4% of eligible compensation.

In 2005, the Board of Directors adopted a SERP, which has been amended from time to time. Contributions to the SERP are based on: (i) a portion of the participants’ compensation multiplied by a factor of 6.5% or 13% depending on participant; and (ii) for certain participants a portion of the participants’ compensation multiplied by a factor, which is contingent upon the Company’s return on invested capital. Benefits are subject to a vesting schedule of up to seven years.

The Company, through its CTI subsidiary, contributes to a multiemployer pension plan. CTI contributes to the Multiemployer Plan under the terms of a collective bargaining agreement that covers certain of its union employees, and which expires May 31, 2025. CTI contributions to the Multiemployer Plan were immaterial for the years ended December 31, 2021 and 2020.

Retirement plan expense, which includes all Company 401(k), SERP defined contributions and the Multiemployer Plan, amounted to $3.8 million, $2.0 million and $3.0 million for the years ended December 31, 2021, 2020 and 2019, respectively. As part of the COVID-19 related cost reduction efforts, the Company suspended contributions into the SERP for 2020.

The fair values of the Company's SERP assets as of December 31, 2021 and 2020 were $8.7 million and $7.6 million, respectively, and are measured at Net Asset Value (NAV) as a practical expedient to estimate fair value and therefore are not classified in the fair value hierarchy. Under the practical expedient approach, the NAV is based on the fair value of the underlying investments held by each fund less its liabilities. This practical expedient would not be used when it is determined to be probable that the fund will sell the investment for an amount different than the reported NAV. The fair value of the SERP assets are included in Other Long Term Assets on the Consolidated Balance Sheets.

20.	Related-Party Transactions:

The Company’s Executive Chairman of the Board owns 50% of an entity that owns one of the Cleveland warehouses and leases it to the Company at a fair market value annual rental of $0.2 million. The lease expires on December 31, 2023 with three five-year renewal options.

Schedule II – Valuation and Qualifying Accounts

(in thousands)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year Ended December 31, 2019
Allowance for credit losses	$1,940	$590	$-	$(565)	$1,965
Tax valuation reserve	$2,055	$160	$-	$-	$2,215

Year Ended December 31, 2020
Allowance for credit losses	$1,965	$1,154	$-	$(1,393)	$1,726
Tax valuation reserve	$2,215	$87	$-	$-	$2,302

Year Ended December 31, 2021
Allowance for credit losses	$1,726	$1,250	$-	$(474)	$2,502
Tax valuation reserve	$2,302	$236	$-	$(1,341)	$1,197

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Evaluations required by Rule 13a-15 of the Securities Exchange Act of 1934, or Exchange Act, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report have been carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon such evaluations, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2021 in providing reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting is set forth in Part II, Item 8 of this Annual Report on Form 10-K and is incorporated herein. Grant Thornton LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2021, as stated in their report, which appears in Part II, Item 8 of this Annual Report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

Information required by Item 10 as to the executive officers is provided in Part I of this Annual Report on Form 10-K and is incorporated by reference into this section. Other information required by Item 10 will be incorporated herein by reference to the information set forth in our definitive proxy statement for our 2022 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION

Information required by Item 11 will be incorporated herein by reference to the information set forth in our definitive proxy statement for our 2022 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by Item 12 will be incorporated herein by reference to the information set forth in our definitive proxy statement for our 2022 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by Item 13 will be incorporated herein by reference to the information set forth in our definitive proxy statement for our 2022 Annual Meeting of Shareholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by Item 14 will be incorporated herein by reference to the information set forth in our definitive proxy statement for our 2022 Annual Meeting of Shareholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) The following financial statements are included in Part II, Item 8:

Report of Independent Registered Public Accounting Firms

Management’s Report on Internal Control Over Financial Reporting

Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2021, 2020 and 2019

Consolidated Balance Sheets as of December 31, 2021 and 2020

Consolidated Statements of Cash Flows for the Years Ended December 31, 2021, 2020 and 2019

Supplemental Disclosures of Cash Flow Information for the Years Ended December 31, 2021, 2020 and 2019

Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2021, 2020 and 2019

Notes to Consolidated Financial Statements for the Years Ended December 31, 2021, 2020 and 2019

(a)(2) Financial Statement Schedules.

Schedule II – Valuation and Qualifying Accounts

(a)(3) Exhibits. The Exhibits filed herewith are set forth on the Index to Exhibits filed as part of this Annual Report and incorporated herein by reference.

INDEX TO EXHIBITS

Exhibit	Description	Reference
2.1	Asset Purchase Agreement, dated as of September 17, 2021, by and among Venture Steel (U.S), Inc., Olympic Steel Lafayette, Inc. and Olympic Steel, Inc	Incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed with the Commission on September 22, 2021 (Commission File No. 0-23320)
3.1(i)	Amended and Restated Articles of Incorporation	Incorporated by reference to Exhibit 3.1(i) to the Registration Statement on Form S-1 (Registration No. 33-73992) filed with the Commission on January 12, 1994.
3.1(ii)	Amended and Restated Code of Regulations	Incorporated by reference to Exhibit 3.1 to Company’s Form 10-Q filed with the Commission on August 6, 2015 (Commission File No. 0-23320).
3.1(iii)	Amendment to Amended and Restated Articles of Incorporation	Incorporated by reference to Exhibit 3.1 to Company’s Form 10-Q filed with the Commission on August 6, 2021 (Commission File No. 0-23320).
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

Incorporated by reference to Exhibit 4.29 to Registrant's Form 8-K filed with the Commission on December 14, 2020 (Commission File No. 0-23320).
4.30

Fourth Amendment to Third Amended and Restated Loan and Security Agreement, dated as of June 16, 2021, among Olympic Steel, Inc., Olympic Steel Lafayette, Inc., Olympic Steel Minneapolis, Inc., Olympic Steel Iowa, Inc., Oly Steel NC, Inc., IS Acquisition, Inc., Chicago Tube and Iron Company, B Metals, Inc., MCI, Inc., ACT Acquisition, Inc., the lenders from time to time party thereto and Bank of America, N.A. as Agent for the Lenders

Incorporated by reference to Exhibit 4.30 to Registrant’s Form 8-K filed with the Commission on June 21, 2021 (Commission File No. 0-23320)
4.31

Joinder and Fifth Amendment to Third Amended and Restated Loan and Security Agreement, dated as of October 1, 2021, among Olympic Steel, Inc., Olympic Steel Lafayette, Inc., Olympic Steel Minneapolis, Inc., Olympic Steel Iowa, Inc., Oly Steel NC, Inc., IS Acquisition, Inc., Chicago Tube and Iron Company, B Metals, Inc., MCI, Inc., ACT Acquisition, Inc., SHAQ, Inc., the lenders from time to time party thereto and Bank of America, N.A. as Agent for the Lenders

Filed herewith
10.8 *	Form of Management Retention Agreement for Senior Executive Officers of the Company	Incorporated by reference to Exhibit 10.8 to Registrant's Form 10-Q filed with the Commission on August 7, 2000 (Commission File No. 0-23320).
10.9 *	Form of Management Retention Agreement for Other Officers of the Company	Incorporated by reference to Exhibit 10.9 to Registrant's Form 10-Q filed with the Commission on August 7, 2000 (Commission File No. 0-23320).
10.14 *	Olympic Steel, Inc. Executive Deferred Compensation Plan dated December 15, 2004	Incorporated by reference to Exhibit 10.14 to Registrant’s Form 10-K filed with the Commission on March 14, 2005 (Commission File No. 0-23320).

10.15 *	Form of Non-Solicitation Agreements	Incorporated by reference to Exhibit 10.15 to Registrant’s Form 8-K filed with the Commission on March 4, 2005 (Commission File No. 0-23320).
10.16 *	Form of Management Retention Agreement	Incorporated by reference to Exhibit 10.16 to Registrant’s Form 10-Q filed with the Commission on August 8, 2005 (Commission File No. 0-23320).
10.17 *	Supplemental Executive Retirement Plan Term Sheet	Incorporated by reference to Exhibit 99.1 to Registrant’s Form 8-K filed with the Commission on January 5, 2006 (Commission File No. 0-23320).
10.20 *	Olympic Steel, Inc. Supplemental Executive Retirement Plan	Incorporated by reference to Exhibit 10.20 to Registrant’s Form 8-K filed with the Commission on April 28, 2006 (Commission File No. 0-23320).
10.21 *	Olympic Steel, Inc. Amended and Restated Olympic Steel, Inc. 2007 Omnibus Incentive Plan as Amended Effective May 7, 2021	Incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q filed with the Commission on August 6, 2021 (Commission File No-0-23320).
10.22 *	Olympic Steel, Inc. C-Suite Long-Term Incentive Plan	Filed herewith
10.23 *	Form of C-Suite Long-Term Incentive Agreement for participants.	Filed herewith
10.30 *	Olympic Steel, Inc. Senior Manager Compensation Plan	Incorporated by reference to Exhibit 10.30 to Registrant’s Form 10-Q filed with the Commission on May 6, 2011 (Commission File No. 0-23320).
10.33 *	Richard T. Marabito Employment Agreement effective as of December 21, 2018	Incorporated by reference to Exhibit 10.13 to Registrant’s Form 8-K filed with the Commission on December 21, 2018 (Commission File No. 0-23320).
10.34 *	Form of RSU Agreements for Messrs. Siegal, Wolfort and Marabito.	Incorporated by reference to Exhibit 10.34 to Registrant’s Form 10-K filed with the Commission on February 23, 2012 (Commission File No. 0-23320).
10.37 *	Amendment to Form of Management Retention Agreement for Senior Executive Officers of the Company	Incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q filed with the Commission on May 1, 2015 (Commission File No. 0-23320).
10.41 *	Employment Agreement, dated as of January 1, 2020, between Olympic Steel, Inc. and Andrew S. Greiff	Incorporated by reference to Exhibit 10.41 to Registrant’s Form 8-K filed with the Commission on December 27, 2019 (Commission File No. 0-23320).
10.42 *	Richard A. Manson Employment Agreement effective as of January 1, 2022	Incorporated by reference to Exhibit 10.40 to Registrant’s Form 8-K filed with the Commission on November 26, 2021 (Commission File No. 0-23320).
21	List of Subsidiaries	Filed herewith

23.1	Consent of Grant Thornton, LLP, Independent Registered Public Accounting Firm	Filed herewith
24	Directors and Officers Powers of Attorney	Filed herewith
31.1	Certification of the Principal Executive Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of the Principal Financial Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Written Statement of Richard T. Marabito, Chairman and Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Written Statement of Richard A. Manson, Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101

The following materials from Olympic Steel’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Statements of Cash Flows, (iv) the Supplemental Disclosures of Cash Flow Information, (v) the Consolidated Statements of Shareholders’ Equity, (vi) Notes to Unaudited Consolidated Financial Statements and (vii) document and entity information.

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101).

*          This exhibit is a management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OLYMPIC STEEL, INC.

February 25, 2022	By:	/s/ Richard A. Manson
Richard A. Manson,
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated and on the dates indicated.

February 25, 2022	/s/ Richard T. Marabito *
Richard T. Marabito, Chief Executive Officer
(Principal Executive Officer)

February 25, 2022	/s/ Richard A. Manson *
Richard A. Manson, Chief Financial Officer
(Principal Financial and Accounting Officer)

February 25, 2022	/s/ Michael D. Siegal *
Michael D. Siegal, Executive Chairman of the Board

February 25, 2022	/s/ Arthur F. Anton *
Arthur F. Anton, Lead Director

February 25, 2022	/s/ Dirk A. Kempthorne *
Dirk A. Kempthorne, Director

February 25, 2022	/s/ Idalene F. Kesner *
Idalene F. Kesner, Director

February 25, 2022	/s/ Michael G. Rippey *
Michael G. Rippey, Director

February 25, 2022	/s/ Richard P. Stovsky *
Richard P. Stovsky, Director

February 25, 2022	/s/ Vanessa Whiting *
Vanessa Whiting, Director

February 25, 2022	/s/ David A. Wolfort *
David A. Wolfort, Director

* The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to the Powers of Attorney executed by the above-named officers and directors of the Company and filed with the Securities and Exchange Commission on behalf of such officers and directors.

By:	/s/ Richard A. Manson	February 25, 2022
Richard A. Manson, Attorney-in-Fact