Form 10-Q
period 2022-03-31
OLYMPIC STEEL INC
filed 2022-05-06
CIK 917470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 6, 2022
Common stock, without par value	11,127,671

Olympic Steel, Inc.

Index to Form 10-Q

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Olympic Steel, Inc.

Consolidated Balance Sheets

(in thousands)

	As of
	March 31, 2022	December 31, 2021
	(unaudited)
Assets
Cash and cash equivalents	$8,009	$9,812
Accounts receivable, net	319,536	284,570
Inventories, net (includes LIFO reserve of $19,736 as of March 31, 2022 and December 31, 2021)	475,447	485,029
Prepaid expenses and other	11,602	9,989
Total current assets	814,594	789,400
Property and equipment, at cost	413,136	413,396
Accumulated depreciation	(269,542)	(266,340)
Net property and equipment	143,594	147,056
Goodwill	10,496	10,496
Intangible assets, net	33,248	33,653
Other long-term assets	15,610	15,241
Right of use assets, net	26,161	27,726
Total assets	$1,043,703	$1,023,572

Liabilities
Accounts payable	$163,449	$148,649
Accrued payroll	22,789	44,352
Other accrued liabilities	27,944	25,395
Current portion of lease liabilities	5,801	5,940
Total current liabilities	219,983	224,336
Credit facility revolver	311,185	327,764
Other long-term liabilities	12,724	15,006
Deferred income taxes	16,279	9,890
Lease liabilities	20,746	22,137
Total liabilities	580,917	599,133
Shareholders' Equity
Preferred stock	-	-
Common stock	133,754	133,427
Accumulated other comprehensive loss	(277)	(1,996)
Retained earnings	329,309	293,008
Total shareholders' equity	462,786	424,439
Total liabilities and shareholders' equity	$1,043,703	$1,023,572

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Consolidated Statements of Comprehensive Income

For the Three Months Ended March 31,

(in thousands, except per share data)

	2022	2021
	(unaudited)
Net sales	$696,333	$463,124
Costs and expenses
Cost of materials sold (excludes items shown seperately below)	555,107	354,665
Warehouse and processing	24,048	23,407
Administrative and general	29,622	23,054
Distribution	15,041	13,562
Selling	10,822	8,466
Occupancy	3,589	3,145
Depreciation	4,350	4,650
Amortization	632	585
Total costs and expenses	643,211	431,534
Operating income	53,122	31,590
Other (loss), net	(6)	(10)
Income before interest and income taxes	53,116	31,580
Interest and other expense on debt	1,998	1,655
Income before income taxes	51,118	29,925
Income tax provision	13,816	7,917
Net income	$37,302	$22,008
Gain on cash flow hedge	2,291	955
Tax effect on cash flow hedge	(573)	(239)
Total comprehensive income	$39,020	$22,724

Earnings per share:
Net income per share - basic	$3.23	$1.92
Weighted average shares outstanding - basic	11,559	11,490
Net income per share - diluted	$3.23	$1.91
Weighted average shares outstanding - diluted	11,563	11,496

Dividends declared per share of common stock	$0.09	$0.02

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Consolidated Statements of Cash Flows

For the Three Months Ended March 31,

(in thousands)

	2022	2021
	(unaudited)
Cash flows from (used for) operating activities:
Net income	$37,302	$22,008
Adjustments to reconcile net income to net cash from (used for) operating activities -
Depreciation and amortization	5,096	5,372
Gain on disposition of property and equipment	(2,198)	-
Stock-based compensation	327	262
Intangibles and other long-term assets	1,061	5,114
Deferred income taxes and other long-term liabilities	4,506	(1,575)
	46,094	31,181
Changes in working capital:
Accounts receivable	(34,966)	(59,094)
Inventories	9,582	(38,173)
Prepaid expenses and other	(1,538)	(5,796)
Accounts payable	13,778	31,388
Change in outstanding checks	1,022	3,806
Accrued payroll and other accrued liabilities	(19,089)	10,968
	(31,211)	(56,901)
Net cash from (used for) operating activities	14,883	(25,720)

Cash flows from (used for) investing activities:
Capital expenditures	(2,116)	(2,286)
Proceeds from disposition of property and equipment	3,292	-
Net cash from (used for) investing activities	1,176	(2,286)

Cash flows from (used for) financing activities:
Credit facility revolver borrowings	183,573	113,571
Credit facility revolver repayments	(200,152)	(82,277)
Principal payment under finance type lease obligation	(182)	(176)
Credit facility fees and expenses	(100)	(115)
Dividends paid	(1,001)	(221)
Net cash from (used for) financing activities	(17,862)	30,782

Cash and cash equivalents:
Net change	(1,803)	2,776
Beginning balance	9,812	5,533
Ending balance	$8,009	$8,309

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Supplemental Disclosures of Cash Flow Information

For the Three Months Ended March 31,

(in thousands)

	2022	2021
	(unaudited)

Interest paid	$1,902	$1,479
Income taxes paid	$655	$240

The Company incurred a nominal amount of new financing lease obligations during the three months ended March 31, 2022. The Company incurred no new financing lease obligations during the three months ended March 31, 2021. These non-cash transactions have been excluded from the Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and March 31, 2021.

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Consolidated Statements of Shareholders’ Equity

For the Three Months Ended March 31,

(in thousands)

(unaudited)

	Common Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity

Balance at December 31, 2021	$133,427	$(1,996)	$293,008	$424,439
Net income	$-	$-	$37,302	$37,302
Payment of dividends	-	-	(1,001)	(1,001)
Stock-based compensation	327	-	-	327
Changes in fair value of hedges, net of tax	-	1,718	-	1,718
Other	-	1	-	1
Balance at March 31, 2022	$133,754	$(277)	$329,309	$462,786

	Common Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity

Balance at December 31, 2020	$132,382	$(4,215)	$172,843	$301,010
Net income	$-	$-	$22,008	$22,008
Payment of dividends	-	-	(221)	(221)
Stock-based compensation	262	-	-	262
Changes in fair value of hedges, net of tax	-	716	-	716
Balance at March 31, 2021	$132,644	$(3,499)	$194,630	$323,775

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Notes to Unaudited Consolidated Financial Statements

March 31, 2022

1.	Basis of Presentation:

The accompanying consolidated financial statements have been prepared from the financial records of Olympic Steel, Inc. and its wholly-owned subsidiaries (collectively, Olympic or the Company), without audit and reflect all normal and recurring adjustments which are, in the opinion of management, necessary to fairly state the results of the interim periods covered by this report. Year-to-date results are not necessarily indicative of 2022 annual results and these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. All intercompany transactions and balances have been eliminated in consolidation.

The Company operates in three reportable segments; specialty metals flat products, carbon flat products, and tubular and pipe products. The specialty metals flat products segment and the carbon flat products segment are at times consolidated and referred to as the flat products segments. Some of the flat products segments’ assets and resources are shared by the specialty metals and carbon flat products segments, and both segments’ products are stored in the shared facilities and, in some locations, processed on shared equipment. As such, total assets and capital expenditures are reported in the aggregate for the flat products segments. Due to the shared assets and resources, certain of the flat products segment expenses are allocated between the specialty metals flat products segment and carbon the flat products segment based upon an established allocation methodology.

The primary focus of our specialty metals flat products segment is on the direct sale and distribution of processed stainless and aluminum flat-rolled sheet and coil products, flat bar products and fabricated parts.  Through the acquisition of Shaw Stainless & Alloys, Inc. (Shaw) on October 1, 2021 and Action Stainless & Alloys, Inc. (Action Stainless) on December 14, 2020, our specialty metals flat products segment expanded its geographic footprint and enhanced its product offerings in stainless steel and aluminum plate, sheet, angles, rounds, flat bar, tubing and pipe.  Through the acquisition of Berlin Metals, LLC (Berlin Metals) on April 2, 2018, the specialty metals flat products segment expanded its product offerings to include differing types of stainless flat-rolled sheet and coil and prime tin mill products.

The primary focus of our carbon flat products segment is on the direct sale and distribution of large volumes of processed carbon and coated flat-rolled sheet, coil and plate products, and fabricated parts.  We act as an intermediary between metals producers and manufacturers that require processed metal for their operations.  We serve customers in most metals consuming industries, including manufacturers and fabricators of transportation and material handling equipment, construction and farm machinery, storage tanks, environmental and energy generation equipment, automobiles, military vehicles and equipment, as well as general and plate fabricators and metal service centers.  We distribute these products primarily through a direct sales force.  Combined, the carbon and specialty metals flat products segments have 33 strategically-located processing and distribution facilities in the United States and one in Monterrey, Mexico.    Our geographic footprint allows us to focus on regional customers and larger national and multi-national accounts, primarily located throughout the midwestern, eastern and southern United States.  On September 17, 2021, we sold substantially all of the assets related to our Detroit, Michigan operation to Venture Steel (U.S.).  The Detroit operation was primarily focused on the distribution of carbon flat-rolled steel to domestic automotive manufacturers and their suppliers.

The tubular and pipe products segment consists of the Chicago Tube and Iron (CTI) business, acquired in 2011.   Through our tubular and pipe products segment, we distribute metal tubing, pipe, bar, valves and fittings and fabricated pressure parts supplied to various industrial markets.  Founded in 1914, CTI operates from seven locations in the Midwestern and southeastern United States.  The tubular and pipe products segment distributes its products primarily through a direct sales force.

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

	Disaggregated Revenue by Products Sold
	For the Three Months Ended March 31, 2022
	Specialty metals flat products	Carbon flat products	Tubular and pipe products	Total
Hot Rolled	0.0%	30.3%	0.0%	30.3%
Plate	0.0%	13.3%	0.0%	13.3%
Cold Rolled	0.0%	5.0%	0.0%	5.0%
Coated	0.0%	5.0%	0.0%	5.0%
Specialty	28.5%	0.0%	0.0%	28.5%
Tube	0.0%	0.0%	16.8%	16.8%
Other	0.1%	1.0%	0.0%	1.1%
Total	28.6%	54.6%	16.8%	100.0%

	Disaggregated Revenue by Products Sold
	For the Three Months Ended March 31, 2021
	Specialty metals flat products	Carbon flat products	Tubular and pipe products	Total
Hot Rolled	0.0%	28.1%	0.0%	28.1%
Plate	0.0%	8.7%	0.0%	8.7%
Cold Rolled	0.0%	6.2%	0.0%	6.2%
Coated	0.0%	8.8%	0.0%	8.8%
Specialty	25.6%	0.0%	0.0%	25.6%
Tube	0.0%	0.0%	19.5%	19.5%
Other	1.7%	1.4%	0.0%	3.1%
Total	27.3%	53.2%	19.5%	100.0%

3.	Accounts Receivable:

Accounts receivable are presented net of allowances for credit losses and unissued credits of $4.4 million both as of March 31, 2022 and December 31, 2021. The allowance for credit losses is maintained at a level considered appropriate based on historical experience, specific customer collection issues that have been identified, current market conditions and estimates for supportable forecasts when appropriate. Estimations are based upon a calculated percentage of accounts receivable, which remains fairly level from year to year, and judgments about the probable effects of economic conditions on certain customers, which can fluctuate significantly from year to year. The Company cannot guarantee that the rate of future credit losses will be similar to past experience. The Company considers all available information when assessing the adequacy of its allowance for credit losses and unissued credits.

4.	Inventories:

Inventories consisted of the following:

	Inventory as of
(in thousands)	March 31, 2022	December 31, 2021
Unprocessed	$372,767	$417,595
Processed and finished	102,680	67,434
Totals	$475,447	$485,029

The Company values certain of its tubular and pipe products inventory at the last-in, first-out (LIFO) method. At March 31, 2022 and December 31, 2021, approximately $57.7 million, or 12.1% of consolidated inventory, and $55.4 million, or 11.4% of consolidated inventory, respectively, was reported under the LIFO method of accounting. The cost of the remainder of the tubular and pipe products inventory is determined using a weighted average rolling first-in, first-out (FIFO) method.

The Company did not record any LIFO expense or income for the three months ended March 31, 2022 as current inventory price and volume projections anticipate no material change to the LIFO reserve by December 31, 2022. During the three months ended March 31, 2021, the Company recorded $1.0 million of LIFO expense.

If the FIFO method had been in use, inventories would have been $19.7 million higher than reported at March 31, 2022 and December 31, 2021, respectively.

5.	Goodwill and Intangible Assets:

The Company’s intangible assets were recorded in connection with its acquisitions that occurred between 2011 and 2021.  The intangible assets were evaluated on the premise of highest and best use to a market participant, primarily utilizing the income approach valuation methodology.  The useful life of the customer relationships was determined to be between 10 and 15 years, based primarily on the consistent and predictable revenue source associated with the existing customer base, the present value of which extends through the ten to fifteen-year amortization periods.  The useful life of the non-compete agreements was determined to be the length of the non-compete agreements, which range from one to five years.  The useful life of the trade names was determined to be indefinite primarily due to their history and reputation in the marketplace, the Company’s expectation that the trade names will continue to be used, and the conclusion that there are currently no other factors identified that would limit their useful life.  The Company will continue to evaluate the useful life assigned to its amortizable customer relationships and noncompete agreements in future periods.

Goodwill, by reportable unit, was as follows as of March 31, 2022 and December 31, 2021, respectively. The goodwill is deductible for tax purposes.

(in thousands)	Specialty Metals Flat Products	Carbon Flat Products	Tubular and Pipe Products	Total

Balance as of December 31, 2021	$9,431	$1,065	$-	$10,496
Acquisitions	-	-	-	-
Impairments	-	-	-	-
Balance as of March 31, 2022	$9,431	$1,065	$-	$10,496

Intangible assets consisted of the following as of March 31, 2022 and December 31, 2021, respectively:

	As of March 31, 2022
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net

Customer relationships - subject to amortization	$22,559	$(10,940)	$11,619
Covenant not to compete - subject to amortization	509	(248)	261
Trade name - not subject to amortization	21,368	-	21,368
	$44,436	$(11,188)	$33,248

	As of December 31, 2021
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net

Customer relationships - subject to amortization	$22,559	$(10,552)	$12,007
Covenant not to compete - subject to amortization	509	(231)	278
Trade name - not subject to amortization	21,368	-	21,368
	$44,436	$(10,783)	$33,653

The Company estimates that amortization expense for its intangible assets subject to amortization will be approximately $1.6 million per year for the next three years, $1.2 million the following year and then $0.7 million for the next year after.

6.	Leases:

The components of lease expense were as follows:

	Three Months Ended March 31,	Three Months Ended March 31,
(in thousands)	2022	2021

Operating lease cost	$1,784	$1,674

Finance lease cost:
Amortization of right-of-use assets	$185	$212
Interest on lease liabilities	14	27
Total finance lease cost	$199	$239

Supplemental cash flow information related to leases was as follows:

	Three Months Ended March 31,	Three Months Ended March 31,
(in thousands)	2022	2021

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,751	$1,645
Operating cash flows from finance leases	14	27
Financing cash flows from finance leases	182	202
Total cash paid for amounts included in the measurement of lease liabilities	$1,947	$1,874

Supplemental balance sheet information related to leases was as follows:

	March 31,	December 31,
(in thousands)	2022	2021

Operating Leases
Operating lease	$40,704	$42,023
Operating lease accumulated amortization	(14,543)	(14,297)
Operating lease right-of-use asset, net	26,161	27,726

Operating lease current liabilities	5,801	5,940
Operating lease liabilities	20,746	22,137
Total operating lease liabilities	$26,547	$28,077

Finance Leases
Finance lease	$2,803	$2,710
Finance lease accumulated depreciation	(1,192)	(965)
Finance lease, net	1,611	1,745

Finance lease current liabilities	613	661
Finance lease liabilities	1,028	1,115
Total finance lease liabilities	$1,641	$1,776

Weighted Average Remaining Lease Term
Operating leases (in years)	6	6
Finance leases (in years)	3	4

Weighted Average Discount Rate
Operating leases	3.44%	3.44%
Finance leases	3.48%	3.42%

Maturities of lease liabilities were as follows:

(in thousands)	Operating Leases	Finance Leases

Year Ending December 31,
2022	$5,016	$531
2023	5,770	454
2024	5,004	363
2025	3,769	196
2026	2,857	154
Thereafter	7,155	44
Total future minimum lease payments	$29,571	$1,742
Less remaining imputed interest	(3,024)	(100)
Total	$26,547	$1,642

7.	Debt:

The Company’s debt is comprised of the following components:

	As of
	March 31,	December 31,
(in thousands)	2022	2021
Asset-based revolving credit facility due June 16, 2026	$311,185	$327,764
Total debt	$311,185	$327,764

The Company’s asset-based credit facility (the ABL Credit Facility) is collateralized by the Company’s accounts receivable, inventory and personal property. The $475 million ABL Credit Facility consists of: (i) a revolving credit facility of up to $445 million, including a $20 million sub-limit for letters of credit, and (ii) a first in, last out revolving credit facility of up to $30 million. Under the terms of the ABL Credit Facility, the Company may, subject to the satisfaction of certain conditions, request additional commitments under the revolving credit facility in the aggregate principal amount of up to $200 million to the extent that existing or new lenders agree to provide such additional commitments, and add real estate as collateral at the Company’s discretion. The ABL Facility matures on June 16, 2026.

The ABL Credit Facility contains customary representations and warranties and certain covenants that limit the ability of the Company to, among other things: (i) incur or guarantee additional indebtedness; (ii) pay distributions on, redeem or repurchase capital stock or redeem or repurchase subordinated debt; (iii) make investments; (iv) sell assets; (v) enter into agreements that restrict distributions or other payments from restricted subsidiaries to the Company; (vi) incur liens securing indebtedness; (vii) consolidate, merge or transfer all or substantially all of the Company’s assets; and (viii) engage in transactions with affiliates. In addition, the ABL Credit Facility contains a financial covenant which requires if any commitments or obligations are outstanding and the Company’s availability is less than the greater of $30 million or 10.0% of the aggregate amount of revolver commitments ($47.5 million at March 31, 2022) or 10.0% of the aggregate borrowing base ($47.5 million at March 31, 2022), then the Company must maintain a ratio of Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA) minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00 for the most recent twelve fiscal month period.

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

As of March 31, 2022, the Company was in compliance with its covenants and had approximately $160 million of availability under the ABL Credit Facility.

As of March 31, 2022, and December 31, 2021, $1.6 million of bank financing fees were included in “Prepaid expenses and other” and “Other long-term assets” on the accompanying Consolidated Balance Sheets. The financing fees are being amortized over the five-year term of the ABL Credit Facility and are included in “Interest and other expense on debt” on the accompanying Consolidated Statements of Comprehensive Income.

8.	Derivative Instruments:

Metals swaps and embedded customer derivatives

During 2022 and 2021, the Company entered into nickel swaps indexed to the London Metal Exchange (LME) price of nickel with third-party brokers. The nickel swaps are accounted for as derivatives for accounting purposes. The Company entered into them to mitigate its customers’ risk of volatility in the price of metals. The outstanding nickel swaps mature in 2022. The swaps are settled with the brokers at maturity. The economic benefit or loss arising from the changes in fair value of the swaps is contractually passed through to the customer. The primary risk associated with the metals swaps is the ability of customers or third-party brokers to honor their agreements with the Company related to derivative instruments. If the customer or third-party brokers are unable to honor their agreements, the Company’s risk of loss is the fair value of the metals swaps.

These derivatives have not been designated as hedging instruments. The periodic changes in fair value of the metals and embedded customer derivative instruments are included in “Cost of materials sold” in the Consolidated Statements of Comprehensive Income.  The Company recognizes derivative positions with both the customer and the third party for the derivatives and classifies cash settlement amounts associated with them as part of “Cost of materials sold” in the Consolidated Statements of Comprehensive Income.  The cumulative change in fair value of the metals swaps that had not yet settled as of March 31, 2022 are included in “Accounts Receivable, net”, and the embedded customer derivatives are included in “Other Accrued Liabilities” on the Consolidated Balance Sheets as of March 31, 2022.

Fixed rate interest rate hedge

On January 10, 2019, the Company entered into a five-year forward starting fixed rate interest rate hedge in order to eliminate the variability of cash interest payments on $75 million of the outstanding LIBOR based borrowings under the ABL Credit Facility. The interest rate hedge fixed the rate at 2.57%. The interest rate hedge is included in “Other long-term liabilities” on the Consolidated Balance Sheets as of March 31, 2022. Although the Company is exposed to credit loss in the event of nonperformance by the other party to the interest rate hedge agreement, the Company anticipates performance by the counterparty.

The table below shows the total impact to the Company’s Consolidated Statements of Comprehensive Income through net income of the derivatives for the three months ended March 31, 2022 and 2021, respectively.

	Net Gain (Loss) Recognized
	For the Three Months Ended March 31,
(in thousands)	2021	2021
Fixed interest rate hedge	$(451)	$(463)
Metals swaps	184	(17)
Embedded customer derivatives	(184)	17
Total loss	$(451)	$(463)

9.	Fair Value of Assets and Liabilities:

During the three months ended March 31, 2022, there were no transfers of financial assets between Levels 1, 2 or 3 fair value measurements. There have been no changes in the methodologies used at March 31, 2022 since December 31, 2021.

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company:

	Value of Items Recorded at Fair Value
	As of March 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Metal swaps	$-	$6,456	$-	$6,456
Total assets at fair value	$-	$6,456	$-	$6,456

Liabilities:
Embedded customer derivatives	$-	$4,877	$-	$4,877
Fixed interest rate hedge		370		370
Total liabilities recorded at fair value	$-	$5,247	$-	$5,247

	Value of Items Recorded at Fair Value
	As of December 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Metal Swaps	$-	$2,286	$-	$2,286
Total assets at fair value	$-	$2,286	$-	$2,286

Liabilities:
Embedded customer derivatives	$-	$2,178	$-	$2,178
Fixed interest rate hedge	$-	2,661	$-	2,661
Total liabilities recorded at fair value	$-	$4,839	$-	$4,839

The value of the items not recorded at fair value represent the carrying value of the liabilities.

The carrying value of the ABL Credit Facility was $311.2 million and $327.8 million at March 31, 2022 and December 31, 2021, respectively.  As the ABL Credit Facility was amended on June 16, 2021, management believes that its carrying value approximates fair value.

10.	Accumulated Other Comprehensive Loss:

On January 10, 2019, the Company entered into a five-year forward starting fixed rate interest rate hedge in order to eliminate the variability of cash interest payments on $75 million of the outstanding LIBOR based borrowings under the ABL Credit Facility.  The interest rate hedge fixed the rate at 2.57%.  The fair value of the interest rate hedge of $0.4 million, net of tax of $0.1 million is included in “Accumulated other comprehensive loss” on the Consolidated Balance Sheets at March 31, 2022.  The fair value of the interest rate hedge was $2.7 million, net of tax of $0.7 million at December 31, 2021.

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

On an annual basis the compensation committee of the Company’s Board of Directors awards RSUs, to each non-employee director as part of their annual compensation. The annual awards for 2022 and 2021 per director were $80,000. Subject to the terms of the Incentive Plan and the RSU agreement, the RSUs vest after one year of service (from the date of grant). The RSUs are not converted into shares of common stock until the director either resigns or is terminated from the board of directors.

Prior to 2021, under the Incentive Plan, each eligible participant was awarded RSUs with a dollar value equal to 10% of the participant’s base salary, up to an annual maximum of $17,500. The RSUs have a five-year vesting period and the RSUs convert into the right to receive shares of common stock upon a participant’s retirement, or earlier upon the participant’s death or disability or upon a change in control of the Company.  Due to the COVID-19 pandemic, no RSU awards were granted in 2021.

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

In January 2022, the Company adopted a new C-Suite Long-Term Incentive Plan that operates under the Senior Manager Stock Incentive Plan.  Under the plan, the Chief Executive Officer, the Chief Financial Officer and the President and Chief Operating Officer are eligible for participation.  In each calendar year, eligible participants may be awarded a long-term incentive of both a restricted stock unit grant and a performance stock unit grant.  The total long-term award target is $1.1 million for the Chief Executive Officer, $0.3 million for the Chief Financial Officer and $0.6 million for the President and Chief Operating Officer.  The performance stock units will vest if the return on net assets, calculated as EBITDA divided by Average Accounts Receivable, Inventory and Property, Plant and Equipment, exceed 5%.  Each restricted stock unit and service based cash incentive vests 3 years after the grant date.  Each vested restricted stock unit will convert into the right to receive 1 share of Olympic Steel common stock.  During the first quarter of 2022, 20,000 restricted stock units and 20,000 performance stock units were granted to the under the C-Suite Long Term Incentive Plan.

Stock-based compensation expense recognized on RSUs for the three months ended March 31, 2022 and 2021, respectively, is summarized in the following table:

	For the Three Months Ended March 31,
(in thousands, except per share data)	2022	2021
RSU expense before taxes	$327	$262
RSU expense after taxes	$239	$193

All pre-tax charges related to RSUs were included in the caption “Administrative and general” on the accompanying Consolidated Statements of Comprehensive Income.

The following table summarizes the activity related to RSUs for the three months ended March 31, 2022 and 2021, respectively:

	As of March 31, 2022		As of March 31, 2021
	Number of Shares	Weighted Average Granted Price	Number of Shares	Weighted Average Granted Price
Outstanding at December 31	576,867	$18.40	610,540	$18.25
Granted	35,558	26.72	20,604	23.29
Forfeited	-	-	(2,172)	16.96
Outstanding at March 31	612,425	$18.89	628,972	$18.42
Vested at March 31	411,310	$20.41	414,902	$17.94

12.	Income Taxes:

For the three months ended March 31, 2022, the Company recorded an income tax provision of $13.8 million, or 27.0%, compared to an income tax provision of $7.9 million, or 26.5%, for the three months ended March 31, 2021.

The tax provision for the interim period is determined using an estimate of the Company’s annual effective tax rate, adjusted for discrete items that are taken into account in the relevant period. Each quarter the Company updates the estimate of the annual effective tax rate, and if the estimated tax rate changes, the Company makes a cumulative adjustment.

The quarterly tax provision and the quarterly estimate of the annual effective tax rate is subject to significant volatility due to several factors, including variability in accurately predicting the Company’s pre-tax and taxable income and the mix of jurisdictions to which they relate, changes in law and relative changes of expenses or losses for which tax benefits are not recognized.  Additionally, the effective tax rate can be more or less volatile based on the amount of pre-tax income.  For example, the impact of discrete items and non-deductible expenses on the effective tax rate is greater when the pre-tax income is lower.

13.	Shares Outstanding and Earnings Per Share:

Earnings per share have been calculated based on the weighted average number of shares outstanding as set forth below:

	For the Three Months Ended March 31,
(in thousands, except per share data)	2022	2021
Weighted average basic shares outstanding	11,559	11,490
Assumed issuance of stock awards	4	6
Weighted average diluted shares outstanding	11,563	11,496
Net income	$37,302	$22,008
Basic earnings per share	$3.23	$1.92
Diluted earnings per share	$3.23	$1.91
Unvested RSUs	201	214

14.	Equity Programs:

On October 2, 2015, the Company announced that its Board of Directors authorized a stock repurchase program of up to 550,000 shares of the Company’s issued and outstanding common stock, which could include open market repurchases, negotiated block transactions, accelerated stock repurchases or open market solicitations for shares, all or some of which may be effected through Rule 10b5-1 plans. Any of the repurchased shares are held in the Company’s treasury, or canceled and retired as the Board may determine from time to time. Any repurchases of common stock are subject to the covenants contained in the ABL Credit Facility. Under the ABL Credit Facility, the Company may repurchase common stock and pay dividends up to $5.0 million in the aggregate during any trailing twelve months without restrictions. Purchases of common stock or dividend payments in excess of $5.0 million in the aggregate require the Company to (i) maintain availability in excess of 20.0% of the aggregate revolver commitments ($95.0 million at March 31, 2022) or (ii) to maintain availability equal to or greater than 15.0% of the aggregate revolver commitments ($71.3 million at March 31, 2022) and the Company must maintain a pro-forma ratio of EBITDA minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00.

There were no shares repurchased during the three months ended March 31, 2022 or March 31, 2021. As of March 31, 2022, 360,212 shares remain authorized for repurchase under the program.

On September 3, 2021, the Company commenced an at-the market (ATM) equity program under its shelf registration statement, which allows it to sell and issue up to $50 million in shares of its common stock from time to time.  The Company entered into an Equity Distribution Agreement on September 3, 2021 with KeyBanc Capital Markets Inc.  (“KeyBanc”) relating to the issuance and sale of shares of common stock pursuant to the program.  KeyBanc is not required to sell any specific amount of securities but will act as the Company’s sales agent using commercially reasonable efforts consistent with its normal trading and sales practices, on mutual agreed terms between KeyBanc and the Company.  KeyBanc will be entitled to compensation for shares sold pursuant to the program of 2.0% of the gross proceeds of any shares of common stock sold under the Equity Distribution Agreement.  No shares were sold under the ATM program during the three months ended March 31, 2022.

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

The following table provides financial information by segment and reconciles the Company’s operating income by segment to the consolidated income before income taxes for the three months ended March 31, 2022 and 2021, respectively.

	For the Three Months Ended March 31,
(in thousands)	2022	2021
Net sales
Specialty metals flat products	$199,479	$126,320
Carbon flat products	379,549	246,373
Tubular and pipe products	117,305	90,431
Total net sales	$696,333	$463,124

Depreciation and amortization
Specialty metals flat products	$1,005	$903
Carbon flat products	2,674	2,923
Tubular and pipe products	1,286	1,391
Corporate	17	18
Total depreciation and amortization	$4,982	$5,235

Operating income (loss)
Specialty metals flat products	$34,084	$8,022
Carbon flat products	9,875	21,200
Tubular and pipe products	14,582	6,320
Corporate expenses	(5,419)	(3,952)
Total operating income	$53,122	$31,590
Other loss, net	(6)	(10)
Income before interest and income taxes	53,116	31,580
Interest and other expense on debt	1,998	1,655
Income before income taxes	$51,118	$29,925

	For the Three Months Ended March 31,
(in thousands)	2022	2021
Capital expenditures
Flat products segments	$2,023	$1,561
Tubular and pipe products	93	725
Corporate	-	-
Total capital expenditures	$2,116	$2,286

	As of
(in thouands)	March 31, 2022	December 31, 2021
Assets
Flat products segments	$788,202	$777,074
Tubular and pipe products	255,037	245,962
Corporate	464	536
Total assets	$1,043,703	$1,023,572

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and accompanying notes contained herein and our consolidated financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2021. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed under Item 1A (Risk Factors) in our Annual Report on Form 10-K for the year ended December 31, 2021, and in Part II, Item 1A (Risk Factors) in this Quarterly Report on Form 10-Q. The following section is qualified in its entirety by the more detailed information, including our financial statements and the notes thereto, which appear elsewhere in this Quarterly Report on Form 10-Q.

Forward-Looking Information

This Quarterly Report on Form 10-Q and other documents we file with the SEC contain various forward-looking statements that are based on current expectations, estimates, forecasts and projections about our future performance, business, our beliefs and management’s assumptions. In addition, we, or others on our behalf, may make forward-looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, conferences, webcasts, phone calls and conference calls. Words such as “may,” “will,” “anticipate,” “should,” “intend,” “expect,” “believe,” “estimate,” “project,” “plan,” “potential,” and “continue,” as well as the negative of these terms or similar expressions, are intended to identify forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those implied by such statements including, but not limited to:

●	risks of falling metals prices and inventory devaluation;
●	risks associated with the invasion of Ukraine; including economic sanctions, or additional war or military conflict, could adversely affect global metals supply and pricing;
●

risks associated with supply chain disruption resulting from the imbalance of metal supply and end-user demands related to the novel coronavirus, or COVID-19, including additional shutdowns in large markets, such as China, and other factors;

●	supply disruptions and inflationary pressures, including the availability and rising costs of transportation and logistical services and labor;
●	increased customer demand without corresponding increase in metal supply could lead to an inability to meet customer demand and result in lower sales and profits;
●	risks associated with shortages of skilled labor, increased labor costs and our ability to attract and retain qualified personnel;
●	rising interest rates and their impacts on our variable interest rate debt;
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

●	general and global business, economic, financial and political conditions, including legislation passed under the current administration;
●	competitive factors such as the availability, and global pricing of metals and production levels, industry shipping and inventory levels and rapid fluctuations in customer demand and metals pricing;
●	supplier consolidation or addition of additional capacity;
●	customer, supplier and competitor consolidation, bankruptcy or insolvency;
●	reduced production schedules, layoffs or work stoppages by our own, our suppliers’ or customers’ personnel;
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

Overview

We are a leading metals service center that operates in three reportable segments; specialty metals flat products, carbon flat products, and tubular and pipe products.  We provide metals processing and distribution services for a wide range of customers.  Our specialty metals flat products segment’s focus is on the direct sale and distribution of processed aluminum and stainless flat-rolled sheet and coil products, flat bar products, prime tin mill products and fabricated parts.  Through the acquisition of Shaw Stainless & Alloy, or Shaw, on October 1, 2021, and Action Stainless & Alloys, Inc., or Action Stainless, on December 14, 2020, our specialty metals flat products segment expanded its geographic footprint and enhanced its product offerings in stainless steel and aluminum plate, sheet, angles, rounds, flat bar, tubing and pipe.  Shaw also manufactures and distributes stainless steel bollards and water treatment systems. Action Stainless offers a range of processing, including plasma, laser and waterjet cutting and computer numerical control, or CNC, machining.  Our carbon flat products segment’s focus is on the direct sale and distribution of large volumes of processed carbon and coated flat-rolled sheet, coil and plate products and fabricated parts.  In addition, our carbon flat products segment’s product offerings include self-dumping metal hoppers and carbon and stainless-steel dump inserts for pickup truck and service truck beds.  On September 17, 2021, the Company sold substantially all of the assets related to its Detroit operation.  The Detroit operation was primarily focused on the distribution of carbon flat-rolled steel to domestic automotive manufacturers and their suppliers and primarily included in the carbon flat products segment.  In addition, we distribute metal tubing, pipe, bar, valves and fittings and fabricate pressure parts supplied to various industrial markets through our tubular and pipe products segment.  Products that require more value-added processing generally have a higher gross profit.  Accordingly, our overall gross profit is affected by, among other things, product mix, the amount of processing performed, the demand for and availability of metals, and volatility in selling prices and material purchase costs.  We also perform toll processing of customer-owned metals. We sell certain products internationally, primarily in Canada and Mexico.  International sales are immaterial to our consolidated financial results and to the individual segments’ results.

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

At March 31, 2022, we employed approximately 1,648 people. Approximately 174 of the hourly plant personnel at the facilities listed below are represented by seven separate collective bargaining units. The table below shows the expiration dates of the collective bargaining agreements.

Facility	Expiration date
Hammond, Indiana	November 30, 2024
Locust, North Carolina	March 4, 2025
St. Paul, Minnesota	May 25, 2025
Romeoville, Illinois	May 31, 2025
Minneapolis (coil), Minnesota	September 30, 2025
Indianapolis, Indiana	January 29, 2026
Minneapolis (plate), Minnesota	March 31, 2027

We have never experienced a work stoppage and we believe that our relationship with employees is good. However, any prolonged work stoppages by our personnel represented by collective bargaining units could have a material adverse impact on our business, financial condition, results of operations and cash flows.

Reportable Segments

We operate in three reportable segments; specialty metals flat products, carbon flat products, and tubular and pipe products. The specialty metals flat products segment and the carbon flat products segment are at times consolidated and referred to as the flat products segment. Some of the flat products segments’ assets and resources are shared by the specialty metals and carbon segments and both segments’ products are stored in the shared facilities and, in some locations, processed on shared equipment. As such, total assets and capital expenditures are reported in the aggregate for the flat products segments. Due to the shared assets and resources, certain of the flat products segment expenses are allocated between the specialty metals flat products segment and the carbon flat products segment based upon an established allocation methodology.

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

Specialty metals flat products

The primary focus of our specialty metals flat products segment is on the direct sale and distribution of processed stainless and aluminum flat-rolled sheet and coil products, flat bar products and fabricated parts. Through the acquisition of Shaw on October 1, 2021, and Action Stainless on December 14, 2020, our specialty metals flat products segment expanded its geographic footprint and enhanced its product offerings in stainless steel and aluminum plate, sheet, angles, rounds, flat bar, tubing and pipe. Through the acquisition of Berlin Metals, LLC, or Berlin Metals, on April 2, 2018, our specialty metals flat products segment expanded its product offerings to include differing types of stainless flat-rolled sheet and coil and prime tin mill products. We act as an intermediary between metals producers and manufacturers that require processed metals for their operations. We serve customers in various industries, including manufacturers of food service and commercial appliances, agriculture equipment, transportation and automotive equipment. We distribute these products primarily through a direct sales force.

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

Combined, the carbon and specialty metals flat products segments have 33 strategically located processing and distribution facilities in the United States and one in Monterrey, Mexico. Many of our facilities service both the carbon and the specialty metals flat products segments, and certain assets and resources are shared by the segments. Our geographic footprint allows us to focus on regional customers and larger national and multi-national accounts, primarily located throughout the midwestern, eastern and southern United States.

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

Results of Operations

Our results of operations are impacted by the market price of metals.  Metals prices fluctuate significantly and changes to our net sales, cost of materials sold, gross profit, cost of inventory and profitability, are all impacted by industry metals pricing. Index pricing on carbon steel decreased during the first quarter of 2022 by $600 per ton before increasing in mid-March 2022 after the Russian invasion of Ukraine.  Metals prices have decreased 10.2% from December 31, 2021.  Hot rolled coil index prices were 5.3% higher in the first quarter of 2022 compared to the first quarter of 2021.

Transactional or “spot” selling prices generally move in tandem with market price changes, while fixed selling prices typically lag and reset quarterly.  Similarly, inventory costs (and, therefore, cost of materials sold) tend to move slower than market selling price changes due to mill lead times and inventory turnover impacting the rate of change in average cost.  When average selling prices increase, and net sales increase, gross profit and operating expenses as a percentage of net sales will generally decrease.  During the first quarter of 2022, our sales volumes were negatively impacted by the sale of our Detroit facility in September 2021.  Growth in sales volume was thwarted by the spread of the Omicron variant of COVID-19 in January and February 2022 which resulted in supply chain disruptions.

Consolidated Operations

The following table presents consolidated operating results for the periods indicated (dollars are shown in thousands):

	For the Three Months Ended March 31,
	2022		2021
	$	% of net sales	$	% of net sales
Net sales	$696,333	100.0	$463,124	100.0
Cost of materials sold (a)	555,107	79.7	354,665	76.6
Gross profit (b)	141,226	20.3	108,459	23.4
Operating expenses (c)	88,104	12.7	76,869	16.6
Operating income	53,122	7.6	31,590	6.8
Other loss, net	(6)	-	(10)	-
Interest and other expense on debt	1,998	0.3	1,655	0.4
Income before income taxes	51,118	7.3	29,925	6.4
Income tax provision	13,816	2.0	7,917	1.7
Net income	$37,302	5.3	$22,008	4.7

(a)	Includes $1,000 of LIFO expense in 2021.
(b)	Gross profit is calculated as net sales less the cost of materials sold.
(c)	Operating expenses are calculated as total costs and expenses from the Statement of Comprehensive Income less the cost of materials sold.

Net sales increased $233.2 million, or 50.4%, to $696.3 million in the first quarter of 2022 from $463.1 million in the first quarter of 2021.  Specialty metals flat products net sales were 28.7% of total net sales in the first quarter of 2022 compared to 27.3% of total net sales in the first quarter of 2021.  Carbon flat products net sales were 54.5% of total net sales in the first quarter of 2022 compared to 53.2% of total net sales in the first quarter of 2021.  Tubular and pipe products net sales were 16.8% of total net sales for the first quarter of 2022 compared to 19.5% of total net sales in the first quarter of 2021.  The increase in net sales was due to a consolidated 76.4% increase in average selling prices during the first quarter of 2022 compared to the first quarter of 2021, offset by a 14.8% consolidated decrease in volume.  The decrease in tons sold is primarily due to the sale of our Detroit operations on September 17, 2021.  We expect shipping levels in the second quarter of 2022 to remain flat with the first quarter of 2022, and metals prices to remain elevated.

Cost of materials sold increased $200.4 million, or 56.5%, to $555.1 million in the first quarter of 2022 from $354.7 million in the first quarter of 2021.  The increase in cost of materials sold in the first quarter of 2022 is related to the increased metals pricing discussed above.

As a percentage of net sales, gross profit (as defined in footnote (b) in the table above) decreased to 20.3% in the first quarter of 2022 from 23.4% in the first quarter of 2021.  The decrease in gross profit percentage in 2022 was primarily due to the impact of higher average cost of goods sold.

Operating expenses in the first quarter of 2022 increased $11.2 million, or 14.6%, to $88.1 million from $76.9 million in the first quarter of 2021.  As a percentage of net sales, operating expenses decreased to 12.7% for the first quarter of 2022 from 16.6% in the comparable 2021 period.  Operating expenses in the specialty metals flat products segment increased $9.6 million, operating expenses in the carbon flat products segment increased $1.0 million, operating expenses in the tubular and pipe products segment decreased $0.8 million and Corporate expenses increased $1.5 million compared to prior year’s first quarter.  The increase in operating expenses was primarily attributable to increased variable performance-based incentive compensation, the inclusion of operating expenses related to the October 2021 acquisition of Shaw and increased warehouse and processing and distribution expenses due to inflation, offset by the decrease in operating expenses due to the sale of our Detroit operations on September 17, 2021.

Interest and other expense on debt totaled $2.0 million, or 0.3% of net sales, for the first quarter of 2022 compared to $1.7 million, or 0.4% of net sales, for the first quarter of 2021. The increase was due to higher average borrowings.  Our effective borrowing rate, exclusive of deferred financing fees and commitment fees, was 2.2% for the first three months of 2022 compared to 3.1% for the first three months of 2021.

For the first quarter of 2022, income before income taxes totaled $51.1 million compared to $29.9 million in the first quarter of 2021.

An income tax provision of 27.0% was recorded for the first quarter of 2022, compared to an income tax provision of 26.5% for the first quarter of 2021.  Our tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items that are considered in the relevant period.  Each quarter, we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment.

Net income for the first quarter of 2022 totaled $37.3 million or $3.23 per basic share and diluted share, compared to $22.0 million or $1.92 per basic share and $1.91 per diluted share for the first quarter of 2021.

Segment Operations

Specialty metals flat products

The following table presents selected operating results for our specialty metals flat products segment for the periods indicated (dollars are shown in thousands, except for per ton information):

	For the Three Months Ended March 31,
	2022		2021
		% of net sales		% of net sales
Direct tons sold	36,828		39,597
Toll tons sold	1,616		2,290
Total tons sold	38,444		41,887

Net sales	$199,479	100.0	$126,319	100.0
Average selling price per ton	5,189		3,016
Cost of materials sold	140,989	70.7	103,534	82.0
Gross profit (a)	58,490	29.3	22,786	18.0
Operating expenses (b)	24,406	12.3	14,764	11.7
Operating income	$34,084	17.0	$8,022	6.3

(a)	Gross profit is calculated as net sales less the cost of materials sold.
(b)	Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Tons sold by our specialty metals flat products segment decreased 3 thousand, or 8.2%, to 38 thousand in the first quarter of 2022 from 42 thousand in the first quarter of 2021.  The decrease in tons sold was primarily due to the sale of our Detroit operations on September 17, 2021.

Net sales in our specialty metals flat products segment increased $73.2 million, or 57.9%, to $199.5 million in the first quarter of 2022 from $126.3 million in the first quarter of 2021.  The increase in sales was due to a 72.1% increase in average selling prices partially offset by a 8.2% decrease in sales volume during the first quarter of 2022 compared to the first quarter of 2021.  Average selling prices in the first quarter of 2022 were $5,189 per ton, compared with $3,016 per ton in the first quarter of 2021, and $4,553 per ton in the fourth quarter of 2021.  The increase in the year over year average selling price per ton is a result of the increased industry metals pricing discussed above.  We expect shipping levels in the second quarter of 2022 to remain flat with the first quarter of 2022, and metals prices to remain elevated.

Cost of materials sold in our specialty metals flat products segment increased $37.5 million, or 36.2%, to $141.0 million in the first quarter of 2022 from $103.5 million in the first quarter of 2021. The increase in cost of materials sold was due to the 48.4% increase in the average cost of materials sold partially offset by a 8.2% decrease in the sales volume during the first quarter of 2022 compared to the first quarter of 2021.

As a percentage of net sales, gross profit (as defined in footnote (a) in the table above) increased to 29.3% in the first quarter of 2022 from 18.0% in the first quarter of 2021. The gross profit per ton increased 179.7% to $1,521 per ton in the first quarter of 2022 from $544 per ton in the first quarter of 2021.

Operating expenses in the first quarter of 2022 increased $9.6 million, or 65.3%, to $24.4 million from $14.8 million in the first quarter of 2021.  As a percentage of net sales, operating expenses increased to 12.3% for the first quarter of 2022 compared to 11.7% for the first quarter of 2021.  The increase in operating expenses was primarily attributable to the inclusion of operating expenses related to the October 2021 acquisition of Shaw, increased variable performance-based incentive compensation, and increased warehouse and processing and distribution expenses due to inflation.

Operating income for the first quarter of 2022 totaled $34.1 million, or 17.0% of net sales, compared to $8.0 million, or 6.3% of net sales, for the first quarter of 2021.

Carbon flat products

The following table presents selected operating results for our carbon flat products segment for the periods indicated (dollars are shown in thousands, except for per ton information):

	For the Three Months Ended March 31,
	2022		2021
		% of net sales		% of net sales
Direct tons sold	199,821		226,048
Toll tons sold	6,262		13,800
Total tons sold	206,083		239,848

Net sales	$379,549	100.0	$246,373	100.0
Average selling price per ton	1,842		1,027
Cost of materials sold	327,713	86.3	184,173	74.8
Gross profit (a)	51,836	13.7	62,200	25.2
Operating expenses (b)	41,961	11.1	41,000	16.6
Operating income	$9,875	2.6	$21,200	8.6

(a)	Gross profit is calculated as net sales less the cost of materials sold.
(b)	Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Tons sold by our carbon flat products segment decreased 34 thousand, or 14.1%, to 206 thousand in the first quarter of 2022 from 240 thousand in the first quarter of 2021.  The decrease in tons sold is primarily due to the sale of our Detroit operations on September 17, 2021.  We expect shipping levels in the second quarter of 2022 to remain flat with the first quarter of 2022.

Net sales in our carbon flat products segment increased $133.2 million, or 54.1%, to $379.5 million in the first quarter of 2021 from $246.4 million in the first quarter of 2021. The increase in sales was attributable to a 79.3% increase in average selling prices in the first quarter of 2022 compared to the first quarter of 2021, offset by an 14.1% decrease in tons sold. Average selling prices in the first quarter of 2022 increased to $1,842 per ton, compared with $1,027 per ton in the first quarter of 2021 and $1,910 per ton in the fourth quarter of 2021.

Cost of materials sold increased $143.5 million, or 77.9%, to $327.7 million in the first quarter of 2022 from $184.2 million in the first quarter of 2021. The average cost of materials sold per ton increased by 107.1% in the first quarter of 2022 compared to the same period in 2021. The increase was due to the increased market price for metals discussed above and the impact of selling higher costed inventory during the first quarter of 2022 compared to the first quarter of 2021.

As a percentage of net sales, gross profit (as defined in footnote (a) in the table above) decreased to 13.7% in the first quarter of 2022 compared to 25.2% in the first quarter of 2021. The decrease in gross profit percentage in 2022 was primarily due to the impact of higher average cost of goods sold.

Operating expenses in the first quarter of 2022 increased $1.0 million, or 2.3%, to $42.0 million from $41.0 million in the first quarter of 2021.  Operating expenses increased as a result of increased labor and employee costs, increased travel expenses and increased warehouse supply costs due to inflation, offset by the decrease in operating expenses due to the sale of our Detroit operations on September 17, 2021.  As a percentage of net sales, operating expenses decreased to 11.1% for the first quarter of 2022 compared to 16.6% for the first quarter of 2021.

Operating income for the first quarter of 2022 totaled $9.9 million, or 2.6% of net sales, compared to operating income of $21.2 million, or 8.6% of net sales, for the first quarter of 2021.

Tubular and pipe products

The following table presents selected operating results for our tubular and pipe products segment for the periods indicated (dollars are shown in thousands):

	For the Three Months Ended March 31,
	2022		2021
	$	% of net sales	$	% of net sales
Net sales	$117,305	100.0	$90,431	100.0
Cost of materials sold (a)	86,404	73.7	66,958	74.0
Gross profit (b)	30,901	26.3	23,473	26.0
Operating expenses (c)	16,319	13.9	17,153	19.0
Operating income	$14,582	12.4	$6,320	7.0

(a)	Includes $1,000 of LIFO expense for 2020.
(b)	Gross profit is calculated as net sales less the cost of materials sold.
(c)	Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Net sales increased $26.9 million, or 29.7%, to $117.3 million in the first quarter of 2022 from $90.4 million in the first quarter of 2021.  The increase is a result of a 77.4% increase in average selling prices offset by a 26.9% decrease in sales volume during the first quarter of 2022 compared to the first quarter of 2021. The decrease in sales volume is due to a large one-time contract shipment in the first quarter of 2021.  We expect shipping levels for the tubular and pipe products segment to remain flat with the first quarter of 2022 but expect prices to remain elevated.

Cost of materials sold increased $19.4 million, or 29.0%, to $86.4 million in the first quarter of 2022 from $67.0 million in the first quarter of 2021. The increase in cost of materials sold is primarily a result of the 76.5% increase in average cost of materials sold offset by a 26.9% decrease in sales volume in the first quarter of 2022 compared to the first quarter of 2021. We recorded no LIFO income or expense during the first quarter of 2022. As a result of rapidly increasing prices, during the first quarter of 2021, our tubular and pipe products segment recorded $1.0 million of LIFO expense.

As a percentage of net sales, gross profit (as defined in footnote (b) in the table above) increased to 26.3% in the first quarter of 2022 compared to 26.0% in the first quarter of 2021. As a percentage of net sales, the LIFO expense recorded in the first quarter of 2021 decreased gross profit by 1.1%.

Operating expenses in the first quarter of 2022 decreased $0.8 million, or 4.9%, to $16.3 million from $17.2 million in the first quarter of 2021.  Operating expenses decreased in the first quarter of 2022 as a result of the $2.1 million gain on the sale of the Milan, Iowa facility included in operating expenses.  The Milan operations have been consolidated into the operations of the Chicago, Illinois and Des Moines, Iowa facilities.  Operating expenses decreased to 13.9% of net sales in the first quarter of 2022 compared to 19.0% in the first quarter of 2021.

Operating income for the first quarter 2022 totaled $14.6 million, or 12.4% of net sales, compared to $6.3 million, or 7.0% of net sales, for the first quarter of 2021.

Corporate expenses

Corporate expenses were $5.4 million in the first quarter of 2022 compared to $4.0 million in the first quarter of 2021.  Corporate expenses increased in the first quarter of 2022 as a result of increased performance-based incentive compensation.

Liquidity, Capital Resources and Cash Flows

Our principal capital requirements include funding working capital needs, purchasing, upgrading and acquiring processing equipment and facilities, making acquisitions and paying dividends. We use cash generated from operations and borrowings under our credit facility to fund these requirements.

We believe that funds available under our asset-based credit facility, or ABL Credit Facility, together with funds generated from operations, will be sufficient to provide us with the liquidity necessary to fund anticipated working capital requirements, capital expenditure requirements, our dividend payments and any share repurchases and business acquisitions for at least the next 12 months and for the foreseeable future thereafter.  In the future, we may as part of our business strategy, acquire and dispose of assets or other companies in the same or complementary lines of business, or enter into or exit strategic alliances and joint ventures. Accordingly, the timing and size of our capital requirements are subject to change as business conditions warrant and opportunities arise.

Operating Activities

For the three months ended March 31, 2022, we generated $14.9 million of net cash for operations, of which $46.1 million was generated from operating activities and $31.2 million was used for working capital. For the three months ended March 31, 2021, we used $25.7 million of net cash for operations, of which $31.2 million was generated from operating activities and $56.9 million was used for working capital.

Net cash from operations totaled $46.1 million during the first quarter of 2022 and was mainly comprised of net income of $37.3 million, the non-cash depreciation and amortization add back of $5.1 million, a $4.5 million increase in deferred income taxes and other long-term liabilities and a $1.1 million increase in other long-term assets offset by a gain on disposition of property, plant and equipment of $2.2 million.  Net cash from operations totaled $31.2 million during the first quarter of 2021 and was mainly comprised net income of $22.0 million, the non-cash depreciation and amortization add back of $5.4 and a decrease in other long-term assets of $5.1 million, offset by changes in other long-term liabilities of $1.6 million.

Working capital at March 31, 2022 totaled $594.6 million, a $29.5 million increase from December 31, 2021.  The increase was primarily attributable to a $35.0 million increase in accounts receivable (resulting from higher sales and increased average selling prices in the first quarter of 2022 compared to the fourth quarter of 2021), a $19.1 million decrease in accrued payroll and other accrued liabilities, a $1.5 million increase in pre-paid expenses and other, offset by a $14.8 million increase in accounts payable and outstanding checks and a $9.6 million decrease in inventories.

Investing Activities

Net cash from investing activities totaled $1.2 million during the three months ended March 31, 2022, compared to $2.3 million net cash used for investing activities during the three months ended March 31, 2021.  Net cash from investing activities primarily consisted of $3.2 million in proceeds from the sale of the Milan facility offset by $2.1 million in new capital expenditures.  The capital expenditures in the first quarter of 2022 and 2021 were primarily attributable to additional processing equipment at our existing facilities.

Financing Activities

During the first three months of 2022, $17.9 million of cash was used for financing activities, which primarily consisted of $16.6 million used for net repayments under our ABL Credit Facility, $1.0 million used for dividend payments, $0.2 million used for principal payments under capital lease obligations and $0.1 million used for credit facilities fees.

Dividends paid were $1.0 million and $0.2 million for the three months ended March 31, 2022, and March 31, 2021, respectively.  In May 2022, our Board of Directors approved a regular quarterly dividend of $0.09 per share, which will be paid on June 15, 2022, to shareholders of record as of June 1, 2022.  Regular dividend distributions in the future are subject to the availability of cash, the $5.0 million annual limitation on cash dividends and common stock repurchases under our ABL Credit Facility and continuing determination by our Board of Directors that the payment of dividends remains in the best interest of our shareholders.

Equity Programs

In 2015, our Board of Directors authorized a stock repurchase program of up to 550,000 shares of our issued and outstanding common stock, which could include open market repurchases, negotiated block transactions, accelerated stock repurchases or open market solicitations for shares, all or some of which may be effected through Rule 10b5-1 plans. Repurchased shares will be held in our treasury, or canceled and retired as our Board may determine from time to time. Any repurchases of common stock are subject to the covenants contained in the ABL Credit Facility. Under the ABL Credit Facility, we may repurchase common stock and pay dividends up to $5.0 million in the aggregate during any trailing twelve months without restrictions. Purchases in excess of $5.0 million require us to (i) maintain availability in excess of 20% of the aggregate revolver commitments ($95.0 million at March 31, 2022) or (ii) to maintain availability equal to or greater than 15% of the aggregate revolver commitments ($71.3 million at March 31, 2022) and we must maintain a pro-forma ratio of EBITDA, minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00. The timing and amount of any repurchases under the stock repurchase program will depend upon several factors, including market and business conditions, and limitations under the ABL Credit Facility, and repurchases may be discontinued at any time. As of March 31, 2022, 360,212 shares remain authorized for repurchase under the program.

There were no shares repurchased during the three months ended March 31, 2022 or March 31, 2021.

On September 3, 2021, we commenced an at-the market (ATM) equity program under our shelf registration statement, which allows us to sell and issue up to $50 million in shares of our common stock from time to time.  We entered into an Equity Distribution Agreement on September 3, 2021 with KeyBanc Capital Markets Inc.  (“KeyBanc”) relating to the issuance and sale of shares of common stock pursuant to the program.  KeyBanc is not required to sell any specific amount of securities but will act as our sales agent using commercially reasonable efforts consistent with its normal trading and sales practices, on mutual agreed terms between KeyBanc and us.  KeyBanc will be entitled to compensation for shares sold pursuant to the program of 2.0% of the gross proceeds of any shares of common stock sold under the Equity Distribution Agreement.  No shares were sold under the ATM program during the three months ended March 31, 2022.

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

The ABL Credit Facility contains customary representations and warranties and certain covenants that limit our ability to, among other things: (i) incur or guarantee additional indebtedness; (ii) pay distributions on, redeem or repurchase capital stock or redeem or repurchase subordinated debt; (iii) make investments; (iv) sell assets; (v) enter into agreements that restrict distributions or other payments from restricted subsidiaries to us; (vi) incur liens securing indebtedness; (vii) consolidate, merge or transfer all or substantially all of our assets; and (viii) engage in transactions with affiliates. In addition, the ABL Credit Facility contains a financial covenant which requires if any commitments or obligations are outstanding our availability is less than the greater of $30 million or 10.0% of the aggregate amount of revolver commitments ($47.5 million at March 31, 2022) or 10.0% of the aggregate borrowing base ($47.5 million at March 31, 2022), then we must maintain a ratio of Earnings before Interest, Taxes, Depreciation and Amortization, or EBITDA, minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00 for the most recent twelve fiscal month period.

We have the option to borrow under its revolver based on the agent’s base rate plus a premium ranging from 0.00% to 0.25% or the London Interbank Offered Rate, or LIBOR, plus a premium ranging from 1.25% to 2.75%.

As of March 31, 2022, we were in compliance with our covenants and had approximately $160 million of availability under the ABL Credit Facility.

As of March 31, 2022, $1.6 million of bank financing fees were included in “Prepaid expenses and other” and “Other long-term assets” on the accompanying Consolidated Balance Sheets. The financing fees are being amortized over the five-year term of the ABL Credit Facility and are included in “Interest and other expense on debt” on the accompanying Consolidated Statements of Comprehensive Income.

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

We review our financial reporting and disclosure practices and accounting practices quarterly to ensure they provide accurate and transparent information relative to the current economic and business environment. For further information regarding the accounting policies that we believe to be critical accounting policies that affect our more significant judgments and estimates used in preparing our consolidated financial statements, see Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Approximately 53% and 51% of our consolidated net sales during the first three months of 2022 and 2021, respectively, were directly related to industrial machinery and equipment manufacturers and their fabricators.

Inflation generally affects us by increasing the cost of employee wages and benefits, transportation services, processing equipment, energy and borrowings under our credit facility.  General inflation, excluding increases in the price of metals, labor and increased distribution expense, has not had a material effect on our financial results in prior years, but is expected to have an impact in 2022 due to the elevated inflation rate.

We are exposed to the impact of fluctuating metals prices and interest rate changes. During 2022 and 2021, we entered into metals swaps at the request of customers. These derivatives have not been designated as hedging instruments. For certain customers, we enter into contractual relationships that entitle us to pass-through the economic effect of trading positions that we take with other third parties on our customers’ behalf.

Our primary interest rate risk exposure results from variable rate debt. We have the option to enter into 30- to 180-day fixed base rate LIBOR loans under the ABL Credit Facility. On January 10, 2019, we entered into a five-year interest rate swap that locked the interest rate at 2.57% on $75 million of our revolving debt.

Item 4. Controls and Procedures

The evaluation required by Rule 13a-15(e) of the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q has been carried out under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. These disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in reports that are filed with or submitted to the SEC is: (i) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2022, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during the first quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101

The following materials from Olympic Steel’s Quarterly Report on Form 10-Q for the period ended March 31, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Statements of Cash Flows, (iv) the Supplemental Disclosures of Cash Flow Information, (v) the Consolidated Statements of Shareholders’ Equity, (vi) Notes to Unaudited Consolidated Financial Statements and (vii) document and entity information.

104	Cover Pager Interactive Data File (embedded with the Inline XBRL document).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLYMPIC STEEL, INC.
(Registrant)

Date: May 6, 2022	By: /s/ Richard T. Marabito
Richard T. Marabito
Chief Executive Officer

By: /s/ Richard A. Manson
Richard A. Manson
Chief Financial Officer
(Principal Financial and Accounting Officer)