Form 10-Q
period 2022-06-30
OLYMPIC STEEL INC
filed 2022-08-05
CIK 917470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Indicate by check mark whether the registrant is a shell company (as defined Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 5, 2022
Common stock, without par value	11,127,671

Olympic Steel, Inc.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Olympic Steel, Inc.

Consolidated Balance Sheets

(in thousands)

	As of
	June 30, 2022	December 31, 2021
	(unaudited)
Assets
Cash and cash equivalents	$8,446	$9,812
Accounts receivable, net	320,917	284,570
Inventories, net (includes LIFO reserves of $19,736 as of June 30, 2022 and December 31, 2021, respectively)	511,135	485,029
Prepaid expenses and other	14,398	9,989
Total current assets	854,896	789,400
Property and equipment, at cost	419,732	413,396
Accumulated depreciation	(272,786)	(266,340)
Net property and equipment	146,946	147,056
Goodwill	10,496	10,496
Intangible assets, net	32,844	33,653
Other long-term assets	13,427	15,241
Right of use assets, net	27,507	27,726
Total assets	$1,086,116	$1,023,572

Liabilities
Accounts payable	$182,410	$148,649
Accrued payroll	34,660	44,352
Other accrued liabilities	21,402	25,395
Current portion of lease liabilities	6,127	5,940
Total current liabilities	244,599	224,336
Credit facility revolver	287,880	327,764
Other long-term liabilities	11,439	15,006
Deferred income taxes	20,790	9,890
Lease liabilities	21,849	22,137
Total liabilities	586,557	599,133
Shareholders' Equity
Preferred stock	-	-
Common stock	134,089	133,427
Accumulated other comprehensive loss	(462)	(1,996)
Retained earnings	365,932	293,008
Total shareholders' equity	499,559	424,439
Total liabilities and shareholders' equity	$1,086,116	$1,023,572

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Consolidated Statements of Comprehensive Income

For the Three and Six Months Ended June 30,

(in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021

Net sales	$709,176	$556,077	$1,405,509	$1,019,201
Costs and expenses
Cost of materials sold (excludes items shown separately below)	560,546	428,704	1,115,653	783,368
Warehouse and processing	27,624	26,539	51,672	49,945
Administrative and general	31,969	26,463	61,591	49,517
Distribution	16,441	14,099	31,482	27,662
Selling	10,494	9,787	21,316	18,253
Occupancy	3,291	2,776	6,880	5,922
Depreciation	4,354	4,664	8,704	9,314
Amortization	592	608	1,224	1,194
Total costs and expenses	655,311	513,640	1,298,522	945,175
Operating income	53,865	42,437	106,987	74,026
Other income, net	(15)	1	(21)	(9)
Income before interest and income taxes	53,850	42,438	106,966	74,017
Interest and other expense on debt	2,271	2,017	4,269	3,671
Income before income taxes	51,579	40,421	102,697	70,346
Income tax provision	13,955	10,772	27,771	18,689
Net income	$37,624	$29,649	$74,926	$51,657
Gain (loss) on cash flow hedge	(246)	462	2,045	1,417
Tax effect on cash flow hedge	62	(115)	(511)	(354)
Total comprehensive income	$37,440	$29,996	$76,460	$52,720

Earnings per share:
Net income per share - basic	$3.26	$2.58	$6.49	$4.50
Weighted average shares outstanding - basic	11,538	11,492	11,536	11,491
Net income per share - diluted	$3.26	$2.58	$6.49	$4.49
Weighted average shares outstanding - diluted	11,545	11,504	11,540	11,501

Dividends declared per share of common stock	$0.09	$0.02	$0.18	$0.04

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Consolidated Statements of Cash Flows

For the Six Months Ended June 30,

(in thousands)

	2022	2021

Cash flows from (used for) operating activities:
Net income	$74,926	$51,657
Adjustments to reconcile net income to net cash from (used for) operating activities -
Depreciation and amortization	10,156	10,912
(Gain) on disposition of property and equipment	(2,183)	-
Stock-based compensation	662	534
Other long-term assets	1,854	5,169
Other long-term liabilities	8,738	(1,792)
	94,153	66,480
Changes in working capital:
Accounts receivable	(36,347)	(112,850)
Inventories	(26,106)	(133,276)
Prepaid expenses and other	(4,359)	(5,176)
Accounts payable	28,922	66,181
Change in outstanding checks	4,839	918
Accrued payroll and other accrued liabilities	(13,415)	21,979
	(46,466)	(162,224)
Net cash from (used for) operating activities	47,687	(95,744)

Cash flows from (used for) investing activities:
Capital expenditures	(10,022)	(4,579)
Proceeds from disposition of property and equipment	3,292	23
Net cash (used for) investing activities	(6,730)	(4,556)

Cash flows from (used for) financing activities:
Credit facility revolver borrowings	384,392	313,167
Credit facility revolver repayments	(424,276)	(204,801)
Principal payment under capital lease obligation	(336)	(353)
Credit facility fees and expenses	(100)	(1,167)
Dividends paid	(2,003)	(443)
Net cash from (used for) financing activities	(42,323)	106,403

Cash and cash equivalents:
Net change	(1,366)	6,103
Beginning balance	9,812	5,533
Ending balance	$8,446	$11,636

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Supplemental Disclosures of Cash Flow Information

For the Six Months Ended June 30,

(in thousands)

	2022	2021
	(unaudited)

Interest paid	$4,006	$3,240
Income taxes paid	$18,985	$10,578

The Company incurred a nominal amount of financing lease obligations during the six months ended June 30, 2022. The Company incurred no new financing lease obligations during the six months ended June 30, 2021. These non-cash transactions have been excluded from the Consolidated Statements of Cash Flows for the six months ended June 30, 2022.

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Consolidated Statements of Shareholders’ Equity

(in thousands)

	For the Three Months Ended June 30, 2022
		Accumulated
		Other
	Common	Comprehensive	Retained	Total
	Stock	Loss	Earnings	Equity
Balance at March 31, 2022	$133,754	$(277)	$329,309	$462,786
Net income	-	-	37,624	37,624
Payment of dividends	-	-	(1,002)	(1,002)
Stock-based compensation	335	-	-	335
Changes in fair value of hedges, net of tax	-	(184)	-	(184)
Other	-	(1)	1	-
Balance at June 30, 2022	$134,089	$(462)	$365,932	$499,559

	For the Six Months Ended June 30, 2022
		Accumulated
		Other
	Common	Comprehensive	Retained	Total
	Stock	Loss	Earnings	Equity
Balance at December 31, 2021	$133,427	$(1,996)	$293,008	$424,439
Net income	-	-	74,926	74,926
Payment of dividends	-	-	(2,003)	(2,003)
Stock-based compensation	662	-	-	662
Changes in fair value of hedges, net of tax	-	1,534	-	1,534
Other	-	-	1	1
Balance at June 30, 2022	$134,089	$(462)	$365,932	$499,559

	For the Three Months Ended June 30, 2021
		Accumulated
		Other
	Common	Comprehensive	Retained	Total
	Stock	Loss	Earnings	Equity
Balance at March 31, 2021	$132,644	$(3,499)	$194,630	$323,775
Net income	-	-	29,649	29,649
Payment of dividends	-	-	(222)	(222)
Stock-based compensation	272	-	-	272
Changes in fair value of hedges, net of tax	-	347	-	347
Other	-	(1)	-	(1)
Balance at June 30, 2021	$132,916	$(3,153)	$224,057	$353,820

	For the Six Months Ended June 30, 2021
		Accumulated
		Other
	Common	Comprehensive	Retained	Total
	Stock	Loss	Earnings	Equity
Balance at December 31, 2020	$132,382	$(4,215)	$172,843	$301,010
Net income	-	-	51,657	51,657
Payment of dividends	-	-	(443)	(443)
Stock-based compensation	534	-	-	534
Changes in fair value of hedges, net of tax	-	1,063	-	1,063
Other	-	(1)	-	(1)
Balance at June 30, 2021	$132,916	$(3,153)	$224,057	$353,820

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Notes to Unaudited Consolidated Financial Statements

June 30, 2022

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

The primary focus of our carbon flat products segment is on the direct sale and distribution of large volumes of processed carbon and coated flat-rolled sheet, coil and plate products, and fabricated parts. We act as an intermediary between metals producers and manufacturers that require processed metal for their operations. We serve customers in most metals consuming industries, including manufacturers and fabricators of transportation and material handling equipment, construction and farm machinery, storage tanks, environmental and energy generation equipment, automobiles, military vehicles and equipment, as well as general and plate fabricators and metal service centers. We distribute these products primarily through a direct sales force. Combined, the carbon and specialty metals flat products segments have 34 strategically-located processing and distribution facilities in the United States and one in Monterrey, Mexico. Our geographic footprint allows us to focus on regional customers and larger national and multi-national accounts, primarily located throughout the midwestern, eastern and southern United States. On September 17, 2021, we sold substantially all of the assets related to our Detroit, Michigan operation to Venture Steel (U.S.). The Detroit operation was primarily focused on the distribution of carbon flat-rolled steel to domestic automotive manufacturers and their suppliers.

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

Impact of Recently Issued Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board, (FASB), issued Accounting Standards Update, (ASU), No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”. The objective of this ASU is to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments in this ASU are elective and apply to all entities, subject to meeting certain criteria, that have contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The Company is currently evaluating the impact of the adoptions of this ASU; however, the Company does not expect the adoption to have a material impact on the Company’s Consolidated Financial Statements.

2.	Revenue Recognition:

The Company provides metals processing, distribution and delivery of large volumes of processed carbon, coated flat-rolled sheet, coil and plate products, aluminum, and stainless flat-rolled products, prime tin mill products, flat bar products, metal tubing, pipe, bar, valves, fittings and fabricated parts. The Company's contracts with customers are comprised of purchase orders with standard terms and conditions. Occasionally the Company may also have longer-term agreements with customers. Substantially all of the contracts with customers require the delivery of metals, which represent single performance obligations that are satisfied at a point in time upon transfer of control of the product to the customer.

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

	Disaggregated Revenue by Products Sold
	For the Three Months Ended June 30, 2022
	Carbon flat products	Specialty metals flat products	Tubular and pipe products	Total
Hot Rolled	30.2%	-	-	30.2%
Plate	12.8%	-	-	12.8%
Cold Rolled	5.0%	-	-	5.0%
Coated	4.2%	-	-	4.2%
Specialty	-	32.0%	-	32.0%
Tube	-	-	15.7%	15.7%
Other	0.1%	-	-	0.1%
Total	52.3%	32.0%	15.7%	100.0%

	Disaggregated Revenue by Products Sold
	For the Six Months Ended June 30, 2022
	Carbon flat products	Specialty metals flat products	Tubular and pipe products	Total
Hot Rolled	30.7%	-	-	30.7%
Plate	13.0%	-	-	13.0%
Cold Rolled	5.0%	-	-	5.0%
Coated	4.6%	-	-	4.6%
Specialty	-	30.3%	-	30.3%
Tube	-	-	16.3%	16.3%
Other	0.1%	-	-	0.1%
Total	53.4%	30.3%	16.3%	100.0%

	Disaggregated Revenue by Products Sold
	For the Three Months Ended June 30, 2021
	Carbon flat products	Specialty metals flat products	Tubular and pipe products	Total
Hot Rolled	29.6%	-	-	29.6%
Plate	11.5%	-	-	11.5%
Cold Rolled	7.1%	-	-	7.1%
Coated	8.4%	-	-	8.4%
Specialty	-	24.7%	-	24.7%
Tube	-	-	16.6%	16.6%
Other	2.0%	0.1%	-	2.1%
Total	58.6%	24.8%	16.6%	100.0%

	Disaggregated Revenue by Products Sold
	For the Six Months Ended June 30, 2021
	Carbon flat products	Specialty metals flat products	Tubular and pipe products	Total
Hot Rolled	28.9%	-	-	28.9%
Plate	10.2%	-	-	10.2%
Cold Rolled	6.7%	-	-	6.7%
Coated	8.6%	-	-	8.6%
Specialty	-	25.8%	-	25.8%
Tube	-	-	18.0%	18.0%
Other	1.7%	0.1%	-	1.8%
Total	56.1%	25.9%	18.0%	100.0%

3.	Accounts Receivable:

Accounts receivable are presented net of allowances for credit losses and unissued credits of $4.6 million and $4.4 million as of June 30, 2022 and December 31, 2021, respectively. The allowance for credit losses is maintained at a level considered appropriate based on historical experience, specific customer collection issues that have been identified, current market conditions and estimates for supportable forecasts when appropriate. Estimations are based upon a calculated percentage of accounts receivable, which remains fairly level from year to year, and judgments about the probable effects of economic conditions on certain customers, which can fluctuate significantly from year to year. The Company cannot guarantee that the rate of future credit losses will be similar to past experience. The Company considers all available information when assessing the adequacy of its allowance for credit losses and unissued credits.

4.	Inventories:

Inventories consisted of the following:

	Inventory as of
(in thousands)	June 30, 2022	December 31, 2021
Unprocessed	$407,121	$417,595
Processed and finished	104,014	67,434
Totals	$511,135	$485,029

The Company values certain of its tubular and pipe products inventory at the last-in, first-out (LIFO) method. At June 30, 2022 and December 31, 2021, approximately $57.1 million, or 11.2% of consolidated inventory, and $55.4 million, or 11.4% of consolidated inventory, respectively, was reported under the LIFO method of accounting. The cost of the remainder of the tubular and pipe products inventory is determined using a weighted average rolling first-in, first-out (FIFO) method.

The Company did not record any LIFO expense or income for the three and six months ended June 30, 2022 as current inventory price and volume projections anticipate no material change to the LIFO reserve by December 31, 2022. During the three and six months ended June 30, 2021, the Company recorded $4.0 million and $5.0 million of LIFO expense, respectively.

If the FIFO method had been in use, inventories would have been $19.7 million higher than reported at June 30, 2022 and December 31, 2021.

5.	Goodwill and Intangible Assets:

The Company’s intangible assets were recorded in connection with its acquisitions that occurred between 2011 and 2021. The intangible assets were evaluated on the premise of highest and best use to a market participant, primarily utilizing the income approach valuation methodology. The useful life of the customer relationships was determined to be between 10 and 15 years, based primarily on the consistent and predictable revenue source associated with the existing customer base, the present value of which extends through the 10- and 15-year amortization periods. The useful life of the non-compete agreements was determined to be the length of the non-compete agreements, which range from one to five years. The useful life of the trade names was determined to be indefinite primarily due to their history and reputation in the marketplace, the Company’s expectation that the trade names will continue to be used and the conclusion that there are currently no other factors identified that would limit their useful life. The Company will continue to evaluate the useful life assigned to its amortizable customer relationships and noncompete agreements in future periods.

Goodwill, by reportable unit, was as follows as of June 30, 2022 and December 31, 2021, respectively. The goodwill is deductible for tax purposes.

(in thousands)	Specialty Metals Flat Products	Carbon Flat Products	Tubular and Pipe Products	Total
Balance as of December 31, 2021	$9,431	$1,065	$-	$10,496
Acquisitions	-	-	-	-
Impairments	-	-	-	-
Balance as of June 30, 2022	$9,431	$1,065	$-	$10,496

Intangible assets consisted of the following as of June 30, 2022 and December 31, 2021, respectively:

	As of June 30, 2022
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Customer relationships - subject to amortization	$22,559	$(11,326)	$11,233
Covenant not to compete - subject to amortization	509	(266)	243
Trade name - not subject to amortization	21,368	-	21,368
	$44,436	$(11,592)	$32,844

	As of December 31, 2021
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Customer relationships - subject to amortization	$22,559	$(10,552)	$12,007
Covenant not to compete - subject to amortization	509	(231)	278
Trade name - not subject to amortization	21,368	-	21,368
	$44,436	$(10,783)	$33,653

The Company estimates that amortization expense for its intangible assets subject to amortization will be approximately $1.6 million per year for the next three years, $1.2 million the following year and then $0.7 million for the next year after.

6.	Leases:

The components of lease expense were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Operating lease cost	$1,801	$1,741	$3,586	$3,415

Finance lease cost:
Amortization of right-of-use assets	$186	$212	$370	$424
Interest on lease liabilities	13	26	28	53
Total finance lease cost	$199	$238	$398	$477

Supplemental cash flow information related to leases was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Cash paid for lease liabilities:
Operating cash flows from operating leases	$1,719	$1,711	$3,470	$3,356
Operating cash flows from finance leases	13	26	28	53
Financing cash flows from finance leases	184	203	366	405
Total cash paid for lease liabilities	$1,916	$1,940	$3,864	$3,814

Supplemental balance sheet information related to leases was as follows:

	June 30,	December 31,
(in thousands)	2022	2021

Operating Leases
Operating lease	$42,944	$42,023
Operating lease accumulated amortization	(15,437)	(14,297)
Operating lease right-of-use asset, net	27,507	27,726

Operating lease current liabilities	6,127	5,940
Operating lease liabilities	21,849	22,137
Total operating lease liabilities	$27,976	$28,077

Finance Leases
Finance lease	$2,803	$2,710
Finance lease accumulated depreciation	(1,378)	(965)
Finance lease, net	1,425	1,745

Finance lease current liabilities	534	661
Finance lease liabilities	923	1,115
Total finance lease liabilities	$1,457	$1,776

Weighted Average Remaining Lease Term
Operating leases (in years)	6	6
Finance leases (in years)	3	4

Weighted Average Discount Rate
Operating leases	3.35%	3.44%
Finance leases	3.49%	3.42%

Maturities of lease liabilities were as follows:

	Operating	Finance
(in thousands)	Leases	Leases

Year Ending December 31,
2022	$3,632	$334
2023	6,363	454
2024	5,614	363
2025	4,397	196
2026	3,500	154
Thereafter	7,473	43
Total future minimum lease payments	$30,979	$1,544
Less remaining imputed interest	(3,003)	(87)
Total	$27,976	$1,457

7.	Debt:

The Company’s debt is comprised of the following components:

	As of
	June 30,	December 31,
(in thousands)	2022	2021
Asset-based revolving credit facility due June 16, 2026	287,880	327,764
Total debt	$287,880	$327,764

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

The ABL Credit Facility contains customary representations and warranties and certain covenants that limit the ability of the Company to, among other things: (i) incur or guarantee additional indebtedness; (ii) pay distributions on, redeem or repurchase capital stock or redeem or repurchase subordinated debt; (iii) make investments; (iv) sell assets; (v) enter into agreements that restrict distributions or other payments from restricted subsidiaries to the Company; (vi) incur liens securing indebtedness; (vii) consolidate, merge or transfer all or substantially all of the Company’s assets; and (viii) engage in transactions with affiliates. In addition, the ABL Credit Facility contains a financial covenant which requires if any commitments or obligations are outstanding and the Company’s availability is less than the greater of $30 million or 10.0% of the aggregate amount of revolver commitments ($47.5 million at June 30, 2022) or 10.0% of the aggregate borrowing base ($47.5 million at June 30, 2022), then the Company must maintain a ratio of Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA) minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00 for the most recent twelve fiscal month period.

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

As of June 30, 2022, the Company was in compliance with its covenants and had approximately $183 million of availability under the ABL Credit Facility.

As of June 30, 2022, and December 31, 2021, $1.4 million and $1.6 million, respectively, of bank financing fees were included in “Prepaid expenses and other” and “Other long-term assets” on the accompanying Consolidated Balance Sheets. The financing fees are being amortized over the five-year term of the ABL Credit Facility and are included in “Interest and other expense on debt” on the accompanying Consolidated Statements of Comprehensive Income.

8.	Derivative Instruments:

Metals swaps and embedded customer derivatives

During the first six months of 2022 and 2021, the Company entered into nickel swaps indexed to the London Metal Exchange (LME) price of nickel with third-party brokers. The nickel swaps are accounted for as derivatives for accounting purposes. The Company entered into them to mitigate its customers’ risk of volatility in the price of metals. The outstanding nickel swaps mature in 2022. The swaps are settled with the brokers at maturity. The economic benefit or loss arising from the changes in fair value of the swaps is contractually passed through to the customer. The primary risk associated with the metals swaps is the ability of customers or third-party brokers to honor their agreements with the Company related to derivative instruments. If the customer or third-party brokers are unable to honor their agreements, the Company’s risk of loss is the fair value of the metals swaps.

These derivatives have not been designated as hedging instruments. The periodic changes in fair value of the metals and embedded customer derivative instruments are included in “Cost of materials sold” in the Consolidated Statements of Comprehensive Income. The Company recognizes derivative positions with both the customer and the third party for the derivatives and classifies cash settlement amounts associated with them as part of “Cost of materials sold” in the Consolidated Statements of Comprehensive Income. The cumulative change in fair value of the metals swaps that had not yet settled as of June 30, 2022 are included in “Other Accrued Liabilities”, and the embedded customer derivatives are included in “Accounts Receivable, net” on the Consolidated Balance Sheets as of June 30, 2022.

Fixed rate interest rate hedge

On January 10, 2019, the Company entered into a five-year forward starting fixed rate interest rate hedge in order to eliminate the variability of cash interest payments on $75 million of the outstanding LIBOR based borrowings under the ABL Credit Facility. The interest rate hedge fixed the rate at 2.57%. The interest rate hedge is included in “Other long-term liabilities” on the Consolidated Balance Sheets as of June 30, 2022. Although the Company is exposed to credit loss in the event of nonperformance by the other party to the interest rate hedge agreement, the Company anticipates performance by the counterparty.

The table below shows the total impact to the Company’s Consolidated Statements of Comprehensive Income through net income of the derivatives for the three and six months ended June 30, 2022 and 2021, respectively.

	Net Gain (Loss) Recognized
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Fixed interest rate hedge	$(344)	$(468)	$(794)	$(931)
Metals swaps	(1,445)	245	718	228
Embedded customer derivatives	1,445	(245)	(718)	(228)
Total loss	$(344)	$(468)	$(794)	$(931)

9.	Fair Value of Assets and Liabilities:

During the six months ended June 30, 2022, there were no transfers of financial assets between Levels 1, 2 or 3 fair value measurements. There have been no changes in the methodologies used at June 30, 2022 since December 31, 2021.

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company:

	Value of Items Recorded at Fair Value
	As of June 30, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Metal Swaps	$-	$3,444	$-	$3,444
Total assets at fair value	$-	$3,444	$-	$3,444

Liabilities:
Embedded customer derivative	$-	$3,996	$-	$3,996
Fixed interest rate hedge		616		616
Total liabilities recorded at fair value	$-	$4,612	$-	$4,612

	Value of Items Recorded at Fair Value
	As of December 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Metal swaps	$-	$2,286	$-	$2,286
Total assets at fair value	$-	$2,286	$-	$2,286

Liabilities:
Embedded customer derivatives	$-	$2,178	$-	$2,178
Fixed interest rate hedge	-	2,661	-	2,661
Total liabilities recorded at fair value	$-	$4,839	$-	$4,839

The value of the items not recorded at fair value represent the carrying value of the liabilities.

The carrying value of the ABL Credit Facility was $287.9 million and $327.8 million at June 30, 2022 and December 31, 2021, respectively. As the ABL Credit Facility was amended on June 16, 2021, management believes that its carrying value approximates fair value.

10.	Accumulated Other Comprehensive Loss:

On January 10, 2019, the Company entered into a five-year forward starting fixed rate interest rate hedge in order to eliminate the variability of cash interest payments on $75 million of the outstanding LIBOR based borrowings under the ABL Credit Facility. The interest rate hedge fixed the rate at 2.57%. The fair value of the interest rate hedge of $0.6 million, net of tax of $0.2 million is included in “Accumulated other comprehensive loss” on the Consolidated Balance Sheets at June 30, 2022. The fair value of the interest rate hedge was $2.7 million, net of tax of $0.7 million at December 31, 2021.

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

In January 2022, the Company adopted a new C-Suite Long-Term Incentive Plan (the C-Suite Plan) that operates under the Senior Manager Stock Incentive Plan. Under the C-Suite Plan, the Chief Executive Officer, the Chief Financial Officer and the President and Chief Operating Officer are eligible for participation. In each calendar year, eligible participants may be awarded a long-term incentive of both an RSU grant and a performance stock unit (PSU) grant. The total long-term award target is $1.1 million for the Chief Executive Officer, $0.3 million for the Chief Financial Officer and $0.6 million for the President and Chief Operating Officer. The PSUs will vest if the return on net assets, calculated as EBITDA divided by Average Accounts Receivable, Inventory and Property and Equipment, exceeds 5%. Each RSU and service-based cash incentive vests three years after the grant date. Each vested RSU will convert into the right to receive one share of common stock. During the first quarter of 2022, 20,000 RSUs and 20,000 PSUs were granted to the participants under the C-Suite Plan.

Stock-based compensation expense recognized on RSUs for the three and six months ended June 30, 2022 and 2021, respectively, is summarized in the following table:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2022	2021	2022	2021
RSU expense before taxes	$335	$258	$662	$520
RSU expense after taxes	$244	$189	$483	$382

All pre-tax charges related to RSUs were included in the caption “Administrative and general” on the accompanying Consolidated Statements of Comprehensive Income.

The following table summarizes the activity related to RSUs for the six months ended June 30, 2022 and 2021, respectively:

	As of June 30, 2022		As of June 30, 2021
	Number of	Weighted Average	Number of	Weighted Average
	Shares	Granted Price	Shares	Granted Price
Outstanding at December 31	576,867	$18.40	610,540	$18.25
Granted	35,558	26.72	20,604	23.29
Converted into shares	(3,580)	18.84	(2,422)	17.09
Forfeited	(3,351)	18.14	(5,086)	17.55
Outstanding at June 30	605,494	$18.89	623,636	$18.43
Vested at June 30	409,710	$20.17	414,090	$18.76

12.	Income Taxes:

For the three months ended June 30, 2022, the Company recorded an income tax provision of $14.0 million, or 27.1%, compared to an income tax provision of $10.8 million, or 26.6%, for the three months ended June 30, 2021. For the six months ended June 30, 2022, the Company recorded an income tax provision of $27.8 million, or 27.0%, compared to an income tax provision of $18.7 million, or 26.6%, for the six months ended June 30, 2021.

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

13.	Shares Outstanding and Earnings Per Share:

Earnings per share have been calculated based on the weighted average number of shares outstanding as set forth below:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2022	2021	2022	2021
Weighted average basic shares outstanding	11,538	11,492	11,536	11,491
Assumed exercise of stock options and issuance of stock awards	7	12	4	10
Weighted average diluted shares outstanding	11,545	11,504	11,540	11,501
Net income (loss)	$37,624	$29,649	$74,926	$51,657
Basic earnings per share	$3.26	$2.58	$6.49	$4.50
Diluted earnings per share	$3.26	$2.58	$6.49	$4.49
Unvested RSUs	196	210	196	210

14.	Stock Repurchase Program:

On October 2, 2015, the Company announced that its Board of Directors authorized a stock repurchase program of up to 550,000 shares of the Company’s issued and outstanding common stock, which could include open market repurchases, negotiated block transactions, accelerated stock repurchases or open market solicitations for shares, all or some of which may be effected through Rule 10b5-1 plans. Any of the repurchased shares are held in the Company’s treasury, or canceled and retired as the Board may determine from time to time. Any repurchases of common stock are subject to the covenants contained in the ABL Credit Facility. Under the ABL Credit Facility, the Company may repurchase common stock and pay dividends up to $5.0 million in the aggregate during any trailing twelve months without restrictions. Purchases of common stock or dividend payments in excess of $5.0 million in the aggregate require the Company to (i) maintain availability in excess of 20.0% of the aggregate revolver commitments ($95.0 million at June 30, 2022) or (ii) to maintain availability equal to or greater than 15.0% of the aggregate revolver commitments ($71.3 million at June 30, 2022) and the Company must maintain a pro-forma ratio of EBITDA minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00.

There were no shares repurchased during the three and six months ended June 30, 2022 or June 30, 2021. As of June 30, 2022, 360,212 shares remain authorized for repurchase under the program.

On September 3, 2021, the Company commenced an at-the market (ATM) equity program under its shelf registration statement, which allows it to sell and issue up to $50 million in shares of its common stock from time to time. The Company entered into an Equity Distribution Agreement on September 3, 2021 with KeyBanc Capital Markets Inc. (KeyBanc) relating to the issuance and sale of shares of common stock pursuant to the program. KeyBanc is not required to sell any specific amount of securities but will act as the Company’s sales agent using commercially reasonable efforts consistent with its normal trading and sales practices, on mutual agreed terms between KeyBanc and the Company. KeyBanc will be entitled to compensation for shares sold pursuant to the program of 2.0% of the gross proceeds of any shares of common stock sold under the Equity Distribution Agreement. No shares were sold under the ATM program during the three and six months ended June 30, 2022.

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

Corporate expenses are reported as a separate line item for segment reporting purposes. Corporate expenses include the unallocated expenses related to managing the entire Company (i.e., all three segments), including compensation for certain personnel, expenses related to being a publicly traded entity such as board of directors’ expenses, audit expenses and various other professional fees.

The following table provides financial information by segment and reconciles the Company’s operating income by segment to the consolidated income before income taxes for the three and six months ended June 30, 2022 and 2021, respectively.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands)	2022	2021	2022	2021
Net sales
Specialty metals flat products	$226,964	$138,035	$426,443	$264,354
Carbon flat products	370,665	325,511	750,214	571,884
Tubular and pipe products	111,547	92,531	228,852	182,963
Total net sales	$709,176	$556,077	$1,405,509	$1,019,201

Depreciation and amortization
Specialty metals flat products	$1,008	$901	$2,013	$1,804
Carbon flat products	2,698	2,949	5,372	5,872
Tubular and pipe products	1,222	1,404	2,508	2,796
Corporate	18	18	35	36
Total depreciation and amortization	$4,946	$5,272	$9,928	$10,508

Operating income
Specialty metals flat products	$36,473	$13,702	$70,557	$21,724
Carbon flat products	15,618	30,434	25,493	51,633
Tubular and pipe products	7,300	3,039	21,882	9,359
Corporate expenses	(5,526)	(4,738)	(10,945)	(8,690)
Total operating income	$53,865	$42,437	$106,987	$74,026
Other income (loss), net	(15)	1	(21)	(9)
Income before interest and income taxes	53,850	42,438	106,966	74,017
Interest and other expense on debt	2,271	2,017	4,269	3,671
Income before income taxes	$51,579	$40,421	$102,697	$70,346

	For the Six Months Ended
	June 30,
(in thousands)	2022	2021
Capital expenditures
Flat products segments	$8,236	$3,496
Tubular and pipe products	1,786	1,083
Corporate	-	-
Total capital expenditures	$10,022	$4,579

	As of
	June 30,	December 31,
(in thouands)	2022	2021
Assets
Flat products segments	$828,286	$777,074
Tubular and pipe products	257,402	245,962
Corporate	428	536
Total assets	$1,086,116	$1,023,572

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

●	risks associated with shortages of skilled labor, increased labor costs and our ability to attract and retain qualified personnel;
●	risks associated with the invasion of Ukraine, including economic sanctions, or additional war or military conflict, could adversely affect global metals supply and pricing;
●	rising interest rates and their impacts on our variable interest rate debt;
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

●	the levels of imported steel in the United States and the tariffs initiated by the U.S. government in 2018 under Section 232 of the Trade Expansion Act of 1962 and imposed tariffs and duties on exported steel or other products, U.S. trade policy and its impact on the U.S. manufacturing industry;
●	the inflation or deflation existing within the metals industry, as well as product mix and inventory levels on hand, which can impact our cost of materials sold as a result of the fluctuations in the LIFO inventory valuation;
●	increased customer demand without corresponding increase in metal supply could lead to an inability to meet customer demand and result in lower sales and profits;
●	general and global business, economic, financial and political conditions, including, but not limited to, recessionary conditions and legislation passed under the current administration;
●	competitive factors such as the availability, and global pricing of metals and production levels, industry shipping and inventory levels and rapid fluctuations in customer demand and metals pricing;
●	supplier consolidation or addition of additional capacity;
●	customer, supplier and competitor consolidation, bankruptcy or insolvency;
●	reduced production schedules, layoffs or work stoppages by our own, our suppliers’ or customers’ personnel;

●	cyclicality and volatility within the metals industry;
●	the adequacy of our efforts to mitigate cyber security risks and threats, especially with employees working remotely due to the COVID-19 pandemic;
●	fluctuations in the value of the U.S. dollar and the related impact on foreign steel pricing, U.S. exports, and foreign imports to the United States;
●	the successes of our efforts and initiatives to improve working capital turnover and cash flows, and achieve cost savings;
●	our ability to generate free cash flow through operations and repay debt;
●	our ability to sell shares of our common stock under the at-the-market equity program;
●	the adequacy of our existing information technology and business system software, including duplication and security processes;
●	the amounts, successes and our ability to continue our capital investments and strategic growth initiatives, including acquisitions and our business information system implementations;
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

Our results of operations are affected by numerous external factors, including, but not limited to: general and global business, economic, financial, banking and political conditions; fluctuations in the value of the U.S. dollar to foreign currencies, competition; metals pricing, demand and availability; transportation and energy costs; pricing and availability of raw materials used in the production of metals; global supply, the level of metals imported into the United States, tariffs, and inventory held in the supply chain; the availability and increased costs of labor; customers’ ability to manage their credit line availability; and layoffs or work stoppages by our own, our suppliers’ or our customers’ personnel. The metals industry also continues to be affected by the global consolidation of our suppliers, competitors and end-use customers.

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

At June 30, 2022, we employed approximately 1,644 people. Approximately 170 of the hourly plant personnel at the facilities listed below are represented by seven separate collective bargaining units. The table below shows the expiration dates of the collective bargaining agreements.

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

Due to the nature of the products sold in each segment, there are significant differences in the segments’ average selling price and the cost of materials sold. Due to the nature of the tubular and pipe products, we do not report tons sold or per ton information. Gross profit per ton is generally higher in the specialty metals flat products segment than the carbon flat products segment. Gross profit as a percentage of net sales is generally highest in the tubular and pipe products segment, followed by the carbon and specialty metals flat products segments. Due to the differences in average selling prices, gross profit and gross profit percentage among the segments, a change in the mix of sales could impact total net sales, gross profit and gross profit percentage. In addition, certain inventory in the tubular and pipe products segment is valued under the LIFO method. Adjustments to the LIFO inventory value are recorded to cost of materials sold and may impact the gross margin and gross margin percentage at the consolidated Company and tubular and pipe products segment levels.

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

Combined, the carbon and specialty metals flat products segments have 34 strategically located processing and distribution facilities in the United States and one in Monterrey, Mexico. Many of our facilities service both the carbon and the specialty metals flat products segments, and certain assets and resources are shared by the segments. Our geographic footprint allows us to focus on regional customers and larger national and multi-national accounts, primarily located throughout the midwestern, eastern and southern United States.

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

Corporate expenses

Corporate expenses are reported as a separate line item for segment reporting purposes. Corporate expenses include the unallocated expenses related to managing the entire Company (i.e., all three segments), including compensation for certain personnel, expenses related to being a publicly traded entity such as board of directors’ expenses, audit expenses and various other professional fees.

Results of Operations

Our results of operations are impacted by the market price of metals. Metals prices fluctuate significantly and changes to our net sales, cost of materials sold, gross profit, cost of inventory and profitability, are all impacted by industry metals pricing. Index pricing on carbon steel decreased during the second quarter of 2022 by $347 per ton, or 25.2%, and decreased during the first six months of 2022 by $504 per ton, or 32.8%. Despite the decrease in index pricing during 2022, our average selling prices and average cost of materials sold were higher during the second quarter and first six months of 2022 than during the same periods of 2021. Metals prices in our specialty metals products segment increased during 2022 compared to 2021 due to the unprecedented increase in metal surcharges experienced during the second quarter of 2022. Stainless surcharges increased during the second quarter of 2022 by 32.2% and increased during the first six month of 2022 by 48.9%. Metals pricing for the tubular and pipe products segment have a tendency to lag behind the carbon flat products segment by several months.

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

Consolidated Operations

The following table presents consolidated operating results for the periods indicated (dollars are shown in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2022		2021		2022		2021
	$	% of net sales	$	% of net sales	$	% of net sales	$	% of net sales
Net sales	$709,176	100.0	$556,077	100.0	$1,405,509	100.0	$1,019,201	100.0
Cost of materials sold (a)	560,546	79.0	428,704	77.1	1,115,653	79.4	783,368	76.9
Gross profit (b)	148,630	21.0	127,373	22.9	289,856	20.6	235,833	23.1
Operating expenses (c)	94,765	13.4	84,936	15.3	182,869	13.0	161,807	15.8
Operating income	53,865	7.6	42,437	7.6	106,987	7.6	74,026	7.3
Other income (loss), net	(15)	(0.0)	1	(0.0)	(21)	(0.0)	(9)	(0.0)
Interest and other expense on debt	2,271	0.3	2,017	0.4	4,269	0.3	3,671	0.4
Income before income taxes	51,579	7.3	40,421	7.2	102,697	7.3	70,346	6.9
Income taxes	13,955	2.0	10,772	1.9	27,771	2.0	18,689	1.8
Net income	$37,624	5.3	$29,649	5.3	$74,926	5.3	$51,657	5.1

(a) Includes $4,000 and $5,000 of LIFO expense for the three and six months ended June 30, 2021, respectively.
(b) Gross profit is calculated as net sales less the cost of materials sold.
(c) Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Net sales increased 27.5% to $709.2 million in the second quarter of 2022 from $556.1 million in the second quarter of 2021. Specialty metals flat products net sales were 32.0% of total net sales in the second quarter of 2022 compared to 24.8% of total net sales in the second quarter of 2021. Carbon flat products net sales were 52.3% of total net sales in the second quarter of 2022 compared to 58.5% of total net sales in the second quarter of 2021. Tubular and pipe products net sales were 15.7% of total net sales in the second quarter of 2022 compared to 16.6% of total net sales in the second quarter of 2021. The increase in net sales was due to a consolidated 45.0% increase in average selling prices during the second quarter of 2022 compared to the second quarter of 2021, partially offset by a 12.1% consolidated decrease in volume. During the second quarter and first six months of 2022, our sales volumes were negatively impacted by the sale of our Detroit operations on September 17, 2021. We expect metals prices to decrease during the third quarter of 2022 compared to the second quarter of 2022.

Net sales increased 37.9% to $1.4 billion in the first six months of 2022 from $1.0 billion in the first six months of 2021. Specialty metals flat products net sales were 30.3% of total net sales in the first six months of 2022 compared to 25.9% of total net sales in the first six months of 2021. Carbon flat products net sales were 53.4% of total net sales in the first six months of 2022 compared to 56.1% of total net sales in the first six months of 2021. Tubular and pipe products net sales were 16.3% of total net sales in the first six months of 2022 compared to 18.0% of total net sales in the first six months of 2021. The increase in net sales was due to a consolidated 59.3% increase in average selling prices during the first six months of 2022 compared to the first six months of 2021, partially offset by a 13.4% consolidated decrease in volume. The decrease in tons sold is primarily due to the sale of our Detroit operations on September 17, 2021.

Cost of materials sold increased 30.8% to $560.5 million in the second quarter of 2022 from $428.7 million in the second quarter of 2021. Cost of materials sold increased 42.4% to $1.1 billion in the first six months of 2022 from $783.4 million in the first six months of 2021. The increase in cost of materials sold in the second quarter and first six months of 2022 is related to the increased metals pricing discussed above in Results of Operations.

As a percentage of net sales, gross profit (as defined in footnote (b) in the table above) decreased to 21.0% in the second quarter of 2022 from 22.9% in the second quarter of 2021. As a percentage of net sales, gross profit (as defined in footnote (b) in the table above) decreased to 20.6% in the first six months of 2022 from 23.1% in the first six months of 2021. The decrease in the gross profit as a percentage of net sales is due to the average cost of inventory increasing more than the average selling prices.

Operating expenses in the second quarter of 2022 increased $9.8 million, or 11.6%, to $94.8 million from $84.9 million in the second quarter of 2021. As a percentage of net sales, operating expenses decreased to 13.4% for the second quarter of 2022 from 15.3% in the second quarter of 2021. Operating expenses in the specialty metals flat products segment increased $9.3 million, operating expenses in the carbon flat products segment decreased $0.7 million, operating expenses in the tubular and pipe products segment increased $0.4 million and Corporate expenses increased $0.8 million in the second quarter of 2022 compared to the second quarter of 2021. The increase in operating expenses was primarily attributable to increased variable performance-based incentive compensation, the inclusion of operating expenses related to the October 2021 acquisition of Shaw and inflationary impacts on labor, transportation and other product support costs, partially offset by the decrease in operating expenses due to the sale of our Detroit operations on September 17, 2021.

Operating expenses in the first six months of 2022 increased $21.1 million, or 13.0%, to $182.9 million from $161.8 million in the first six months of 2021. As a percentage of net sales, operating expenses decreased to 13.0% in the first six months of 2022 from 15.9% in the first six months of 2021. Operating expenses in the specialty metals flat products segment increased $18.9 million, operating expenses in the carbon flat products segment increased $0.2 million, operating expenses in the tubular and pipe products segment decreased $0.4 million and Corporate expenses increased $2.3 million in the first six months of 2022 compared to the first six months of 2021. The increase in operating expenses was primarily attributable to increased variable performance-based incentive compensation, the inclusion of operating expenses related to the October 2021 acquisition of Shaw and inflationary impacts on labor, transportation and other product support costs, partially offset by the decrease in operating expenses due to the sale of our Detroit operations on September 17, 2021 and by the gain on the sale of the Milan, Iowa facility in the first quarter of 2022.

Interest and other expense on debt totaled $2.3 million, or 0.3% of net sales, in the second quarter of 2022 compared to $2.0 million, or 0.4% of net sales, in the second quarter of 2021. Interest and other expense on debt totaled $4.3 million, or 0.3% of net sales, in the first six months of 2022 compared to $3.7 million, or 0.4% of net sales, in the first six months of 2021. The increase was due to higher borrowings in the first six months of 2022 compared to the first six months of 2021. Our effective borrowing rate, exclusive of deferred financing fees and commitment fees, was 2.5% for the first six months of 2022 compared to 2.9% for the first six months of 2021.

In the second quarter of 2022, income before income taxes totaled $51.6 million compared to income before income taxes of $40.4 million in the second quarter of 2021. In the first six months of 2022, income before income taxes totaled $102.7 million compared to income before income taxes of $70.3 million in the first six months of 2021.

An income tax provision of 27.1% was recorded for the second quarter of 2022, compared to an income tax provision of 26.6% for the second quarter of 2021. An income tax provision of 27.0% was recorded for the first six months of 2022, compared to an income tax provision of 26.6% for the first six months of 2021. Our tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items that are considered in the relevant period. Each quarter, we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment.

Net income for the second quarter of 2022 totaled $37.6 million, or $3.26 per basic share and diluted share, compared to net income of $29.6 million, or $2.58 per basic and diluted share, for the second quarter of 2021. Net income for the first six months of 2022 totaled $74.9 million, or $6.49 per basic share and diluted share, compared to net income of $51.7 million, or $4.50 per basic and $4.49 per diluted share, for the first six months of 2021.

Segment Operations

Specialty metals flat products

The following table presents selected operating results for our specialty metals flat products segment for the periods indicated (dollars are shown in thousands, except for per ton information):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2022		2021		2022		2021
		% of net sales		% of net sales		% of net sales		% of net sales
Direct tons sold	37,345		38,198		74,173		77,795
Toll tons sold	1,041		1,990		2,657		4,280
Total tons sold	38,386		40,188		76,830		82,075

Net sales	$226,964	100.0	$138,035	100.0	$426,443	100.0	$264,354	100.0
Average selling price per ton	5,913		3,435		5,550		3,221
Cost of materials sold	164,441	72.5	107,587	77.9	305,431	71.6	211,121	79.9
Gross profit (a)	62,523	27.5	30,448	22.1	121,012	28.4	53,233	20.1
Operating expenses (b)	26,050	11.5	16,746	12.1	50,455	11.8	31,509	11.9
Operating income	$36,473	16.1	$13,702	9.9	$70,557	16.5	$21,724	8.2

(a) Gross profit is calculated as net sales less the cost of materials sold.
(b) Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Tons sold by our specialty metals flat products segment decreased 4.5% to 38 thousand in the second quarter of 2022 from 40 thousand in the second quarter of 2021. Tons sold by our specialty metals flat products segment decreased 6.4% to 77 thousand in the first six months of 2022 from 82 thousand in the first six months of 2021. The decrease in tons sold was primarily due to the sale of our Detroit operations on September 17, 2021.

Net sales in our specialty metals flat products segment increased $88.9 million, or 64.4%, to $227.0 million in the second quarter of 2022 from $138.0 million in the second quarter of 2021. The increase in sales was due to a 72.1% increase in average selling prices offset by a 4.5% decrease in sales volume during the second quarter of 2022 compared to the second quarter of 2021. Average selling prices in the second quarter of 2022 were $5,913 per ton, compared with $3,435 per ton in the second quarter of 2021, and $5,189 per ton in the first quarter of 2022. The increase in the year over year average selling price per ton is a result of the increased industry metals pricing discussed above. We expect metals prices to remain elevated in the third quarter of 2022, but lower than in the first half of 2022.

Net sales in our specialty metals flat products segment increased $162.1 million, or 61.3%, to $426.4 million in the first six months of 2022 from $264.4 million in the first six months of 2021. The increase in sales was due to a 72.3% increase in average selling prices offset by a 6.4% decrease in sales volume during the first six months of 2022 compared to the first six months of 2021. Average selling prices in the first six months of 2022 were $5,550 per ton, compared with $3,221 per ton in the first six months of 2021. The increase in the year over year average selling price per ton is a result of the increased industry metals pricing discussed above in Results of Operations.

Cost of materials sold in our specialty metals flat products segment increased $56.9 million, or 52.8%, to $164.4 million in the second quarter of 2022 from $107.6 million in the second quarter of 2021. Cost of materials sold in our specialty metals flat products segment increased $94.3 million, or 44.7%, to $305.4 million in the first six months of 2022 from $211.1 million in the first six months of 2021. The increase in cost of materials sold was due to the increased industry metals pricing discussed above in Results of Operations.

As a percentage of net sales, gross profit (as defined in footnote (a) in the table above) increased to 27.5% in the second quarter of 2022 from 22.1% in the second quarter of 2021. As a percentage of net sales, gross profit (as defined in footnote (a) in the table above) increased to 28.4% in the first six months of 2022 from 20.1% in the first six months of 2021. The increase in the gross profit as a percentage of net sales is due to the impact of the increased average selling prices discussed above in Results of Operations, while the average costs of inventory did not increase as quickly as the average selling price.

Operating expenses increased $9.3 million, or 55.6%, to $26.1 million in the second quarter of 2022 from $16.7 million in the second quarter of 2021. As a percentage of net sales, operating expenses decreased to 11.5% in the second quarter of 2022 compared to 12.1% in the second quarter of 2021. Operating expenses increased $18.9 million, or 60.1%, to $50.5 million in the first six months of 2022 from $31.5 million in the first six months of 2021. As a percentage of net sales, operating expenses decreased to 11.8% in the first six months of 2022 compared to 11.9% in the first six months of 2021. The increase in operating expenses was primarily attributable to the inclusion of operating expenses related to the October 1, 2021 acquisition of Shaw Stainless, inflationary impacts on labor, transportation and other product support costs and increased variable performance-based incentive compensation.

Operating income in the second quarter of 2022 totaled $36.5 million, or 16.1% of net sales, compared to $13.7 million, or 9.9% of net sales, in the second quarter of 2021. Operating income in the first six months of 2022 totaled $70.6 million, or 16.5% of net sales, compared to $21.7 million, or 8.2% of net sales, in the first six months of 2021.

Carbon flat products

The following table presents selected operating results for our carbon flat products segment for the periods indicated (dollars are shown in thousands, except for per ton information):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2022		2021		2022		2021
		% of net sales		% of net sales		% of net sales		% of net sales
Direct tons sold	202,700		227,596		402,521		453,644
Toll tons sold	7,904		16,787		14,166		30,587
Total tons sold	210,604		244,383		416,687		484,231

Net sales	$370,665	100.0	$325,511	100.0	$750,214	100.0	$571,884	100.0
Average selling price per ton	1,760		1,332		1,800		1,181
Cost of materials sold	310,633	83.8	249,934	76.8	638,346	85.1	434,106	75.9
Gross profit (a)	60,032	16.2	75,577	23.2	111,868	14.9	137,778	24.1
Operating expenses (b)	44,414	12.0	45,143	13.9	86,375	11.5	86,145	15.1
Operating income	$15,618	4.2	$30,434	9.3	$25,493	3.4	$51,633	9.0

(a) Gross profit is calculated as net sales less the cost of materials sold.
(b) Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Tons sold by our carbon flat products segment decreased 13.8% to 211 thousand in the second quarter of 2022 from 244 thousand in the second quarter of 2021. Tons sold by our carbon flat products segment decreased 13.9% to 417 thousand in the first six months of 2022 from 484 thousand in the first six months of 2021. The decrease in tons sold is primarily due to the sale of our Detroit operations on September 17, 2021.

Net sales in our carbon flat products segment increased $45.2 million, or 13.9%, to $370.7 million in the second quarter of 2022 from $325.5 million in the second quarter of 2021. The increase in sales was attributable to a 32.1% increase in average selling prices in the second quarter of 2022 compared to the second quarter of 2021, partially offset by a 13.8% decrease in tons sold. Average selling prices in the second quarter of 2022 increased to $1,760 per ton, compared with $1,332 per ton in the second quarter of 2021 and $1,842 per ton in the first quarter of 2022.

Net sales in our carbon flat products segment increased $178.3 million, or 31.2%, to $750.2 million in the first six months of 2022 from $571.9 million in the first six months of 2021. The increase in sales was attributable to a 52.4% increase in average selling prices in the first six months of 2022 compared to the first six months of 2021, partially offset by a 13.9% decrease in tons sold. Average selling prices in the first six months of 2022 increased to $1,800 per ton, compared with $1,181 per ton in the first six months of 2021.

Cost of materials sold increased $60.7 million, or 24.3%, to $310.6 million in the second quarter of 2022 from $249.9 million in the second quarter of 2021. Cost of materials sold increased $204.2 million, or 47.0%, to $638.3 million in the first six months of 2022 from $434.1 million in the first six months of 2021. The increase was due to the increased market price for metals discussed above in Results of Operations.

As a percentage of net sales, gross profit (as defined in footnote (a) in the table above) decreased to 16.2% in the second quarter of 2022 compared to 23.2% in the second quarter of 2021. As a percentage of net sales, gross profit (as defined in footnote (a) in the table above) decreased to 14.9% in the first six months of 2022 compared to 24.1% in the first six months of 2021. The decrease in the gross profit as a percentage of net sales is due to the impact of the decreased carbon average selling prices discussed above in Results of Operations, while the average costs of inventory did not decrease as quickly as the average selling price.

Operating expenses in the second quarter of 2022 decreased $0.7 million, or 1.6%, to $44.4 million from $45.1 million in the second quarter of 2021. Operating expenses in the first six months of 2022 increased $0.2 million, or 0.2%, to $86.4 million from $86.1 million in the first six months of 2021.

Operating income in the second quarter of 2022 totaled $15.6 million, or 4.2% of net sales, compared to operating income of $30.4 million, or 9.3% of net sales, in the second quarter of 2021. Operating income in the first six months of 2022 totaled $25.5 million, or 3.4% of net sales, compared to operating income of $51.6 million, or 9.0% of net sales, in the first six months of 2021.

Tubular and pipe products

The following table presents selected operating results for our tubular and pipe products segment for the periods indicated (dollars are shown in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2022		2021		2022		2021
	$	% of net sales	$	% of net sales	$	% of net sales	$	% of net sales
Net sales	$111,547	100.0	$92,531	100.0	$228,852	100.0	$182,963	100.0
Cost of materials sold (a)	85,472	76.6	71,183	76.9	171,876	75.1	138,141	75.5
Gross profit (b)	26,075	23.4	21,348	23.1	56,976	24.9	44,822	24.5
Operating expenses (c)	18,775	16.8	18,309	19.8	35,094	15.3	35,463	19.4
Operating income	$7,300	6.5	$3,039	3.3	$21,882	9.7	$9,359	5.2

(a) Includes $4,000 and $5,000 of LIFO expense for the three and six months ended June 30, 2021, respectively.
(b) Gross profit is calculated as net sales less the cost of materials sold.
(c) Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Net sales increased $19.0 million, or 20.6%, to $111.5 million in the second quarter of 2022 from $92.5 million in the second quarter of 2021. The increase is a result of a 30.2% increase in average selling prices offset by a 7.4% decrease in shipping volume during the second quarter of 2022 compared to the second quarter of 2021. Net sales increased $45.9 million, or 25.1%, to $228.9 million in the first six months of 2022 from $183.0 million in the first six months of 2021. The increase is a result of a 53.5% increase in average selling prices offset by a 18.5% decrease in shipping volume during the second quarter of 2022 compared to the second quarter of 2021. We expect metals prices to decrease in the third quarter of 2022 as discussed above in Results of Operations.

Cost of materials sold increased $14.3 million, or 20.1%, to $85.5 million in the second quarter of 2022 from $71.2 million in the second quarter of 2021. Cost of materials sold increased $33.7 million, or 24.4%, to $171.9 million in the first six months of 2022 from $138.1 million in the first six months of 2021. The Company did not record any LIFO expense or income for the three and six months ended June 30, 2022 as current inventory price and volume projections anticipate no material change to the LIFO reserve by December 31, 2022. During the three and six months ended June 30, 2021, the Company recorded $4.0 million and $5.0 million of LIFO expense, respectively.

As a percentage of net sales, gross profit (as defined in footnote (b) in the table above) increased to 23.4% in the second quarter of 2022 compared to 23.1% in the second quarter of 2021. As a percentage of net sales, the LIFO expense recorded in the second quarter of 2021 decreased gross profit by 4.3%. As a percentage of net sales, gross profit (as defined in footnote (b) in the table above) increased to 24.9% in the first six months of 2022 compared to 24.5% in the first six months of 2021. As a percentage of net sales, the LIFO expense recorded in the first six months of 2021 decreased gross profit by 2.7%.

Operating expenses in the second quarter of 2022 increased $0.5 million, or 2.5%, to $18.8 million from $18.3 million in the second quarter of 2021. Operating expenses decreased to 16.8% of net sales in the second quarter of 2022 compared to 19.8% in the second quarter of 2021. Operating expenses in the first six months of 2022 decreased $0.4 million, or 1.0%, to $35.1 million from $35.5 million in the first six months of 2021. Operating expenses decreased to 15.3% of net sales in the first six months of 2022 compared to 19.4% in the first six months of 2021. The increase in operating expenses was primarily due to inflationary impacts on labor, transportation and other product support costs and increased variable performance-based incentive compensation, offset by the $2.1 million gain on the sale of the Milan, Iowa facility in the first quarter of 2022.

Operating income in the second quarter 2022 totaled $7.3 million, or 6.5% of net sales, compared to $3.0 million, or 3.3% of net sales, in the second quarter of 2021. Operating income in the first six months of 2022 totaled $21.9 million, or 9.7% of net sales, compared to $9.4 million, or 5.2% of net sales, in the first six months of 2021.

Corporate expenses

Corporate expenses increased $0.8 million, or 16.6%, to $5.5 million in the second quarter of 2022 from $4.7 million in the second quarter of 2021. Corporate expenses increased $2.3 million, or 25.9%, to $10.9 million in the first six months of 2022 from $8.7 million in the first six months of 2021. Corporate expense increased as a result of increased performance-based incentive compensation.

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

Operating Activities

For the six months ended June 30, 2022, we generated $47.7 million of net cash from operations, of which $94.2 million was generated from operating activities and $46.5 million was used for working capital. For the six months ended June 30, 2021, we used $95.7 million of net cash for operations, of which $66.5 million was generated from operating activities and $162.2 million was used for working capital.

Net cash from operations totaled $47.7 million during the first six months of 2022 and was mainly comprised of net income of $74.9 million, the non-cash depreciation and amortization addback of $10.2 million, decreases in other long-term assets of $1.9 million and changes in other long-term liabilities of $8.7 million. Net cash from operations totaled $66.5 million during the first six months of 2021 and was mainly comprised of net income of $51.7 million, the non-cash depreciation and amortization addback of $10.9 million and a decrease in other long-term assets of $5.2 million, offset by changes in other long-term liabilities of $1.8 million.

Working capital at June 30, 2022 totaled $610.3 million, a $45.2 million increase from December 31, 2021. The increase was primarily attributable to a $36.3 million increase in accounts receivable, a $26.1 million increase in inventories, a $4.4 million increase in prepaid expenses and other and a $13.4 million decrease in accrued payroll and other accrued liabilities, offset by a $33.8 million increase in accounts payable and outstanding checks

Investing Activities

Net cash used for investing activities totaled $6.7 million during the six months ended June 30, 2022, compared to $4.6 million during the six months ended June 30, 2021. Net cash used for investing activities primarily consisted of $10.0 million in new capital expenditures offset by $3.3 million in proceeds primarily from the sale of the Milan, Iowa facility. The capital expenditures in the first six months of 2022 and 2021 were primarily attributable to additional processing equipment at our existing facilities.

Financing Activities

During the first six months of 2022, $42.3 million of cash was used for financing activities, which primarily consisted of $39.9 million of net repayments under our ABL Credit Facility, $2.0 million of dividends paid, $0.3 million of principal payments under capital lease obligations and $0.1 million of credit facility fees and expenses related to the amended ABL Credit Facility.

Dividends paid were $2.0 million and $0.4 million for the six months ended June 30, 2022 and June 30, 2021, respectively. In August 2022, our Board of Directors approved a regular quarterly dividend of $0.09 per share, which will be paid on September 15, 2022 to shareholders of record as of September 1, 2022. Regular dividend distributions in the future are subject to the availability of cash, the $5.0 million annual limitation on cash dividends and common stock repurchases under our ABL Credit Facility and continuing determination by our Board of Directors that the payment of dividends remains in the best interest of our shareholders.

Equity Programs

In 2015, our Board of Directors authorized a stock repurchase program of up to 550,000 shares of our issued and outstanding common stock, which could include open market repurchases, negotiated block transactions, accelerated stock repurchases or open market solicitations for shares, all or some of which may be effected through Rule 10b5-1 plans. Repurchased shares will be held in our treasury, or canceled and retired as our Board may determine from time to time. Any repurchases of common stock are subject to the covenants contained in the ABL Credit Facility. Under the ABL Credit Facility, we may repurchase common stock and pay dividends up to $5.0 million in the aggregate during any trailing twelve months without restrictions. Purchases in excess of $5.0 million require us to (i) maintain availability in excess of 20% of the aggregate revolver commitments ($95.0 million at June 30, 2022) or (ii) to maintain availability equal to or greater than 15% of the aggregate revolver commitments ($71.3 million at June 30, 2022) and we must maintain a pro-forma ratio of EBITDA, minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00. The timing and amount of any repurchases under the stock repurchase program will depend upon several factors, including market and business conditions, and limitations under the ABL Credit Facility, and repurchases may be discontinued at any time. As of June 30, 2022, 360,212 shares remain authorized for repurchase under the program.

There were no shares repurchased during the three and six months ended June 30, 2022 or June 30, 2021.

On September 3, 2021, we commenced an at-the market, or ATM, equity program under our shelf registration statement, which allows us to sell and issue up to $50 million in shares of our common stock from time to time. We entered into an Equity Distribution Agreement on September 3, 2021 with KeyBanc Capital Markets Inc., or KeyBanc, relating to the issuance and sale of shares of common stock pursuant to the program. KeyBanc is not required to sell any specific amount of securities but will act as our sales agent using commercially reasonable efforts consistent with its normal trading and sales practices, on mutual agreed terms between KeyBanc and us. KeyBanc will be entitled to compensation for shares sold pursuant to the program of 2.0% of the gross proceeds of any shares of common stock sold under the Equity Distribution Agreement. No shares were sold under the ATM program during the three and six months ended June 30, 2022.

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

The ABL Credit Facility contains customary representations and warranties and certain covenants that limit our ability to, among other things: (i) incur or guarantee additional indebtedness; (ii) pay distributions on, redeem or repurchase capital stock or redeem or repurchase subordinated debt; (iii) make investments; (iv) sell assets; (v) enter into agreements that restrict distributions or other payments from restricted subsidiaries to us; (vi) incur liens securing indebtedness; (vii) consolidate, merge or transfer all or substantially all of our assets; and (viii) engage in transactions with affiliates. In addition, the ABL Credit Facility contains a financial covenant which requires if any commitments or obligations are outstanding our availability is less than the greater of $30 million or 10.0% of the aggregate amount of revolver commitments ($47.5 million at June 30, 2022) or 10.0% of the aggregate borrowing base ($47.5 million at June 30, 2022), then we must maintain a ratio of Earnings before Interest, Taxes, Depreciation and Amortization, or EBITDA, minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00 for the most recent twelve fiscal month period.

We have the option to borrow under its revolver based on the agent’s base rate plus a premium ranging from 0.00% to 0.25% or the London Interbank Offered Rate, or LIBOR, plus a premium ranging from 1.25% to 2.75%.

As of June 30, 2022, we were in compliance with our covenants and had approximately $183 million of availability under the ABL Credit Facility.

As of June 30, 2022, $1.4 million of bank financing fees were included in “Prepaid expenses and other” and “Other long-term assets” on the accompanying Consolidated Balance Sheets. The financing fees are being amortized over the five-year term of the ABL Credit Facility and are included in “Interest and other expense on debt” on the accompanying Consolidated Statements of Comprehensive Income.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our principal raw materials are carbon, coated and stainless steel, aluminum, pipe and tube, flat rolled coil, sheet and plate that we typically purchase from multiple primary metals producers. The metals industry as a whole is cyclical and, at times, pricing and availability of metals can be volatile due to numerous factors beyond our control, including general domestic and international economic conditions, the levels of metals imported into the United States, labor costs, sales levels, competition, levels of inventory held by other metals service centers, consolidation of metals producers, new global capacity by metals producers, higher raw material costs for the producers of metals, import duties and tariffs and currency exchange rates. This volatility can significantly affect the availability and cost of raw materials for us.

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

Approximately 51% and 44% of our consolidated net sales during the first six months of 2022 and 2021, respectively, were directly related to industrial machinery and equipment manufacturers and their fabricators.

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

Item 4. Controls and Procedures

The evaluation required by Rule 13a-15(e) of the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q has been carried out under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. These disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in reports that are filed with or submitted to the SEC is: (i) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2022, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during the second quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101

The following materials from Olympic Steel’s Quarterly Report on Form 10-Q for the period ended June 30, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Statements of Cash Flows, (iv) the Supplemental Disclosures of Cash Flow Information, (v) the Consolidated Statements of Shareholders’ Equity, (vi) Notes to Unaudited Consolidated Financial Statements and (vii) document and entity information.

104	Cover Pager Interactive Data File (embedded with the Inline XBRL document and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLYMPIC STEEL, INC.
(Registrant)

Date: August 5, 2022	By: /s/ Richard T. Marabito
Richard T. Marabito
Chief Executive Officer

By: /s/ Richard A. Manson
Richard A. Manson
Chief Financial Officer
(Principal Financial and Accounting Officer)