Form 10-Q
period 2022-09-30
OLYMPIC STEEL INC
filed 2022-11-04
CIK 917470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding as of November 4, 2022
Common stock, without par value	11,129,932

Olympic Steel, Inc.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Olympic Steel, Inc.

Consolidated Balance Sheets

(in thousands)

	As of
	September 30, 2022	December 31, 2021
	(unaudited)
Assets
Cash and cash equivalents	$10,232	$9,812
Accounts receivable, net	279,344	284,570
Inventories, net (includes LIFO reserves of $21,236 and $19,736 as of September 30, 2022 and December 31, 2021, respectively)	508,103	485,029
Prepaid expenses and other	7,447	9,989
Total current assets	805,126	789,400
Property and equipment, at cost	424,051	413,396
Accumulated depreciation	(276,918)	(266,340)
Net property and equipment	147,133	147,056
Goodwill	10,496	10,496
Intangible assets, net	32,439	33,653
Other long-term assets	14,315	15,241
Right of use assets, net	27,475	27,726
Total assets	$1,036,984	$1,023,572

Liabilities
Accounts payable	$167,081	$148,649
Accrued payroll	38,071	44,352
Other accrued liabilities	19,441	25,395
Current portion of lease liabilities	6,124	5,940
Total current liabilities	230,717	224,336
Credit facility revolver	244,200	327,764
Other long-term liabilities	11,245	15,006
Deferred income taxes	16,317	9,890
Lease liabilities	21,850	22,137
Total liabilities	524,329	599,133
Shareholders' Equity
Preferred stock	-	-
Common stock	134,423	133,427
Accumulated other comprehensive income (loss)	1,256	(1,996)
Retained earnings	376,976	293,008
Total shareholders' equity	512,655	424,439
Total liabilities and shareholders' equity	$1,036,984	$1,023,572

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Consolidated Statements of Comprehensive Income

For the Three and Nine Months Ended September 30,

(in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021

Net sales	$634,437	$668,466	$2,039,946	$1,687,667
Costs and expenses
Cost of materials sold (excludes items shown separately below)	527,466	520,866	1,643,119	1,304,234
Warehouse and processing	27,397	26,208	79,069	76,153
Administrative and general	26,929	24,811	88,520	74,328
Distribution	15,131	14,424	46,613	42,086
Selling	10,589	12,155	31,905	30,408
Occupancy	3,173	3,029	10,053	8,951
Depreciation	4,062	4,243	12,766	13,557
Amortization	604	570	1,828	1,764
Total costs and expenses	615,351	606,306	1,913,873	1,551,481
Operating income	19,086	62,160	126,073	136,186
Other loss, net	(17)	(15)	(38)	(24)
Income before interest and income taxes	19,069	62,145	126,035	136,162
Interest and other expense on debt	3,007	1,947	7,276	5,618
Income before income taxes	16,062	60,198	118,759	130,544
Income tax provision	4,016	15,665	31,787	34,354
Net income	$12,046	$44,533	$86,972	$96,190
Gain on cash flow hedge	2,291	434	4,336	1,851
Tax effect on cash flow hedge	(573)	(109)	(1,084)	(463)
Total comprehensive income	$13,764	$44,858	$90,224	$97,578

Earnings per share:
Net income per share - basic	$1.04	$3.88	$7.53	$8.37
Weighted average shares outstanding - basic	11,548	11,492	11,543	11,491
Net income per share - diluted	$1.04	$3.87	$7.53	$8.36
Weighted average shares outstanding - diluted	11,557	11,515	11,548	11,509

Dividends declared per share of common stock	$0.09	$0.02	$0.27	$0.06

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30,

(in thousands)

	2022	2021
Cash flows from (used for) operating activities:
Net income	$86,972	$96,190
Adjustments to reconcile net income to net cash from (used for) operating activities -
Depreciation and amortization	14,936	15,837
(Gain) on disposition of property and equipment	(2,184)	(48)
Gain on disposition of Detroit operation (before expenses of $2,569)	-	(6,068)
Stock-based compensation	997	792
Other long-term assets	863	5,558
Other long-term liabilities	5,537	(4,497)
	107,121	107,764
Changes in working capital:
Accounts receivable	5,226	(151,635)
Inventories	(23,074)	(177,978)
Prepaid expenses and other	2,567	(7,365)
Accounts payable	14,830	74,850
Change in outstanding checks	3,602	(2,107)
Accrued payroll and other accrued liabilities	(11,972)	29,534
	(8,821)	(234,701)
Net cash from (used for) operating activities	98,300	(126,937)

Cash flows from (used for) investing activities:
Capital expenditures	(13,963)	(7,738)
Proceeds from disposition of property and equipment	3,293	32
Proceeds from sale of Detroit property and equipment	-	9,506
Net cash (used for) investing activities	(10,670)	1,800

Cash flows from (used for) financing activities:
Credit facility revolver borrowings	575,336	546,594
Credit facility revolver repayments	(658,900)	(409,323)
Principal payment under capital lease obligation	(542)	(656)
Credit facility fees and expenses	(100)	(1,203)
Dividends paid	(3,004)	(665)
Net cash from (used for) financing activities	(87,210)	134,747

Cash and cash equivalents:
Net change	420	9,610
Beginning balance	9,812	5,533
Ending balance	$10,232	$15,143

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Supplemental Disclosures of Cash Flow Information

For the Nine Months Ended September 30,

(in thousands)

	2022	2021
	(unaudited)

Interest paid	$6,896	$5,023
Income taxes paid	$23,283	$33,968

The Company incurred a nominal amount of financing lease obligations during the nine months ended September 30, 2022. The Company incurred no new financing lease obligations during the nine months ended September 30, 2021. These non-cash transactions have been excluded from the Consolidated Statements of Cash Flows for the nine months ended September 30, 2022.

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Consolidated Statements of Shareholders’ Equity

(in thousands)

	For the Three Months Ended September 30, 2022
		Accumulated
		Other
	Common	Comprehensive	Retained	Total
	Stock	Income (Loss)	Earnings	Equity

Balance at June 30, 2022	$134,089	$(462)	$365,932	$499,559
Net income	-	-	12,046	12,046
Payment of dividends	-	-	(1,002)	(1,002)
Stock-based compensation	335	-	-	335
Changes in fair value of hedges, net of tax	-	1,718	-	1,718
Other	(1)	-	-	(1)
Balance at September 30, 2022	$134,423	$1,256	$376,976	$512,655

	For the Nine Months Ended September 30, 2022
		Accumulated
		Other
	Common	Comprehensive	Retained	Total
	Stock	Income (Loss)	Earnings	Equity

Balance at December 31, 2021	$133,427	$(1,996)	$293,008	$424,439
Net income	-	-	86,972	86,972
Payment of dividends	-	-	(3,004)	(3,004)
Stock-based compensation	997	-	-	997
Changes in fair value of hedges, net of tax	-	3,252	-	3,252
Other	(1)	-	-	(1)
Balance at September 30, 2022	$134,423	$1,256	$376,976	$512,655

	For the Three Months Ended September 30, 2021
		Accumulated
		Other
	Common	Comprehensive	Retained	Total
	Stock	Income (Loss)	Earnings	Equity

Balance at June 30, 2021	$132,916	$(3,153)	$224,057	$353,820
Net income	-	-	44,533	44,533
Payment of dividends	-	-	(222)	(222)
Stock-based compensation	258	-	-	258
Changes in fair value of hedges, net of tax	-	326	-	326
Other	-	-	-	-
Balance at September 30, 2021	$133,174	$(2,827)	$268,368	$398,715

	For the Nine Months Ended September 30, 2021
		Accumulated
		Other
	Common	Comprehensive	Retained	Total
	Stock	Income (Loss)	Earnings	Equity

Balance at December 31, 2020	$132,382	$(4,215)	$172,843	$301,010
Net income	-	-	96,190	96,190
Payment of dividends	-	-	(665)	(665)
Stock-based compensation	792	-	-	792
Changes in fair value of hedges, net of tax	-	1,388	-	1,388
Other	-	-	-	-
Balance at September 30, 2021	$133,174	$(2,827)	$268,368	$398,715

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Notes to Unaudited Consolidated Financial Statements

September 30, 2022

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

	Disaggregated Revenue by Products Sold
	For the Three Months Ended September 30, 2022
		Specialty
	Carbon flat	metals flat	Tubular and
	products	products	pipe products	Total
Hot Rolled	28.0%	-	-	28.0%
Plate	13.7%	-	-	13.7%
Cold Rolled	4.5%	-	-	4.5%
Coated	4.6%	-	-	4.6%
Specialty	-	29.7%	-	29.7%
Tube	-	-	17.3%	17.3%
Other	2.2%	-	-	2.2%
Total	53.0%	29.7%	17.3%	100.0%

	Disaggregated Revenue by Products Sold
	For the Nine Months Ended September 30, 2022
		Specialty
	Carbon flat	metals flat	Tubular and
	products	products	pipe products	Total
Hot Rolled	29.7%	-	-	29.7%
Plate	13.2%	-	-	13.2%
Cold Rolled	4.8%	-	-	4.8%
Coated	4.6%	-	-	4.6%
Specialty	-	30.1%	-	30.1%
Tube	-	-	16.6%	16.6%
Other	1.0%	-	-	1.0%
Total	53.3%	30.1%	16.6%	100.0%

	Disaggregated Revenue by Products Sold
	For the Three Months Ended September 30, 2021
		Specialty
	Carbon flat	metals flat	Tubular and
	products	products	pipe products	Total
Hot Rolled	31.9%	-	-	31.9%
Plate	11.2%	-	-	11.2%
Cold Rolled	7.8%	-	-	7.8%
Coated	7.8%	-	-	7.8%
Specialty	-	23.3%	-	23.3%
Tube	-	-	14.9%	14.9%
Other	1.8%	1.3%	-	3.1%
Total	60.5%	24.6%	14.9%	100.0%

	Disaggregated Revenue by Products Sold
	For the Nine Months Ended September 30, 2021
		Specialty
	Carbon flat	metals flat	Tubular and
	products	products	pipe products	Total
Hot Rolled	30.1%	-	-	30.1%
Plate	10.6%	-	-	10.6%
Cold Rolled	7.1%	-	-	7.1%
Coated	8.3%	-	-	8.3%
Specialty	-	24.0%	-	24.0%
Tube	-	-	16.7%	16.7%
Other	1.8%	1.4%	-	3.2%
Total	57.9%	25.4%	16.7%	100.0%

3.	Accounts Receivable:

Accounts receivable are presented net of allowances for credit losses and unissued credits of $5.7 million and $4.4 million as of September 30, 2022 and December 31, 2021, respectively. The allowance for credit losses is maintained at a level considered appropriate based on historical experience, specific customer collection issues that have been identified, current market conditions and estimates for supportable forecasts when appropriate. Estimations are based upon a calculated percentage of accounts receivable, which remains fairly level from year to year, and judgments about the probable effects of economic conditions on certain customers, which can fluctuate significantly from year to year. The Company cannot guarantee that the rate of future credit losses will be similar to past experience. The Company considers all available information when assessing the adequacy of its allowance for credit losses and unissued credits.

4.	Inventories:

Inventories consisted of the following:

	Inventory as of
(in thousands)	September 30, 2022	December 31, 2021
Unprocessed	$409,131	$417,595
Processed and finished	98,972	67,434
Totals	$508,103	$485,029

The Company values certain of its tubular and pipe products inventory at the last-in, first-out (LIFO) method. At September 30, 2022 and December 31, 2021, approximately $53.4 million, or 10.5% of consolidated inventory, and $55.4 million, or 11.4% of consolidated inventory, respectively, was reported under the LIFO method of accounting. The cost of the remainder of the tubular and pipe products inventory is determined using a weighted average rolling first-in, first-out (FIFO) method.

During the three and nine months ended September 30, 2022, the Company recorded $1.5 million of LIFO expense as current projections anticipate increased metals prices by December 31, 2022 compared to December 31, 2021. During the three and nine months ended September 30, 2021, the Company recorded $7.0 million and $12.0 million of LIFO expense, respectively.

If the FIFO method had been in use, inventories would have been $21.2 million higher and $19.7 million higher than reported at September 30, 2022 and December 31, 2021, respectively.

5.	Goodwill and Intangible Assets:

The Company’s intangible assets were recorded in connection with its acquisitions that occurred between 2011 and 2021. The intangible assets were evaluated on the premise of highest and best use to a market participant, primarily utilizing the income approach valuation methodology. The useful lives of the customer relationships were determined to be between 10 and 15 years, based primarily on the consistent and predictable revenue source associated with the existing customer base, the present value of which extends through the 10- and 15-year amortization periods. The useful lives of the non-compete agreements were determined to be the length of the non-compete agreements, which range from one to five years. The useful lives of the trade names were determined to be indefinite primarily due to their history and reputation in the marketplace, the Company’s expectation that the trade names will continue to be used and the conclusion that there are currently no other factors identified that would limit their useful life. The Company will continue to evaluate the useful life assigned to its amortizable customer relationships and noncompete agreements in future periods.

Goodwill, by reportable unit, was as follows as of September 30, 2022 and December 31, 2021, respectively. The goodwill is deductible for tax purposes.

	Specialty Metals	Carbon Flat	Tubular and Pipe
(in thousands)	Flat Products	Products	Products	Total
Balance as of December 31, 2021	$9,431	$1,065	$-	$10,496
Acquisitions	-	-	-	-
Impairments	-	-	-	-
Balance as of September 30, 2022	$9,431	$1,065	$-	$10,496

Intangible assets consisted of the following as of September 30, 2022 and December 31, 2021, respectively:

	As of September 30, 2022
	Gross Carrying	Accumulated	Intangible Assets,
(in thousands)	Amount	Amortization	Net
Customer relationships - subject to amortization	$22,559	$(11,713)	$10,846
Covenant not to compete - subject to amortization	509	(284)	225
Trade name - not subject to amortization	21,368	-	21,368
	$44,436	$(11,997)	$32,439

	As of December 31, 2021
	Gross Carrying	Accumulated	Intangible Assets,
(in thousands)	Amount	Amortization	Net
Customer relationships - subject to amortization	$22,559	$(10,552)	$12,007
Covenant not to compete - subject to amortization	509	(231)	278
Trade name - not subject to amortization	21,368	-	21,368
	$44,436	$(10,783)	$33,653

The Company estimates that amortization expense for its intangible assets subject to amortization will be approximately $1.6 million per year for the next three years, $1.2 million the following year and then $0.7 million for the next year after.

6.	Leases:

The components of lease expense were as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(in thousands)	2022	2021	2022	2021
Operating lease cost	$1,898	$1,733	$5,484	$5,148

Finance lease cost:
Amortization of right-of-use assets	$180	$210	$549	$634
Interest on lease liabilities	16	23	44	76
Total finance lease cost	$196	$233	$593	$710

Supplemental cash flow information related to leases was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Cash paid for lease liabilities:
Operating cash flows from operating leases	$1,865	$1,704	$5,335	$5,060
Operating cash flows from finance leases	16	23	44	76
Financing cash flows from finance leases	176	202	542	607
Total cash paid for lease liabilities	$2,057	$1,929	$5,921	$5,743

Supplemental balance sheet information related to leases was as follows:

	September 30,	December 31,
(in thousands)	2022	2021
Operating Leases
Operating lease	$44,402	$42,023
Operating lease accumulated amortization	(16,927)	(14,297)
Operating lease right-of-use asset, net	27,475	27,726

Operating lease current liabilities	6,124	5,940
Operating lease liabilities	21,850	22,137
Total operating lease liabilities	$27,974	$28,077

Finance Leases
Finance lease	$3,197	$2,710
Finance lease accumulated depreciation	(1,464)	(965)
Finance lease, net	1,733	1,745

Finance lease current liabilities	633	661
Finance lease liabilities	1,158	1,115
Total finance lease liabilities	$1,791	$1,776

Weighted Average Remaining Lease Term
Operating leases (in years)	6	6
Finance leases (in years)	3	4

Weighted Average Discount Rate
Operating leases	3.37%	3.44%
Finance leases	3.56%	3.42%

Maturities of lease liabilities were as follows:

	Operating	Finance
(in thousands)	Leases	Leases
Year Ending December 31,
2022	$1,847	$191
2023	6,685	637
2024	5,931	530
2025	4,705	336
2026	3,795	157
Thereafter	7,972	43
Total future minimum lease payments	$30,935	$1,894
Less remaining imputed interest	(2,961)	(103)
Total	$27,974	$1,791

7.	Debt:

The Company’s debt is comprised of the following components:

	As of
	September 30,	December 31,
(in thousands)	2022	2021
Asset-based revolving credit facility due June 16, 2026	244,200	327,764
Total debt	$244,200	$327,764

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

The ABL Credit Facility contains customary representations and warranties and certain covenants that limit the ability of the Company to, among other things: (i) incur or guarantee additional indebtedness; (ii) pay distributions on, redeem or repurchase capital stock or redeem or repurchase subordinated debt; (iii) make investments; (iv) sell assets; (v) enter into agreements that restrict distributions or other payments from restricted subsidiaries to the Company; (vi) incur liens securing indebtedness; (vii) consolidate, merge or transfer all or substantially all of the Company’s assets; and (viii) engage in transactions with affiliates. In addition, the ABL Credit Facility contains a financial covenant which requires if any commitments or obligations are outstanding and the Company’s availability is less than the greater of $30 million or 10.0% of the aggregate amount of revolver commitments ($47.5 million at September 30, 2022) or 10.0% of the aggregate borrowing base ($47.5 million at September 30, 2022), then the Company must maintain a ratio of Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA) minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00 for the most recent twelve fiscal month period.

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

As of September 30, 2022, the Company was in compliance with its covenants and had approximately $227 million of availability under the ABL Credit Facility.

As of September 30, 2022, and December 31, 2021, $1.3 million and $1.6 million, respectively, of bank financing fees were included in “Prepaid expenses and other” and “Other long-term assets” on the accompanying Consolidated Balance Sheets. The financing fees are being amortized over the five-year term of the ABL Credit Facility and are included in “Interest and other expense on debt” on the accompanying Consolidated Statements of Comprehensive Income.

8.	Derivative Instruments:

Metals swaps and embedded customer derivatives

During the first nine months of 2022 and 2021, the Company entered into nickel swaps indexed to the London Metal Exchange (LME) price of nickel with third-party brokers. The nickel swaps are accounted for as derivatives for accounting purposes. The Company entered into them to mitigate its customers’ risk of volatility in the price of metals. The outstanding nickel swaps mature in 2022. The swaps are settled with the brokers at maturity. The economic benefit or loss arising from the changes in fair value of the swaps is contractually passed through to the customer. The primary risk associated with the metals swaps is the ability of customers or third-party brokers to honor their agreements with the Company related to derivative instruments. If the customer or third-party brokers are unable to honor their agreements, the Company’s risk of loss is the fair value of the metals swaps.

These derivatives have not been designated as hedging instruments. The periodic changes in fair value of the metals and embedded customer derivative instruments are included in “Cost of materials sold” in the Consolidated Statements of Comprehensive Income. The Company recognizes derivative positions with both the customer and the third party for the derivatives and classifies cash settlement amounts associated with them as part of “Cost of materials sold” in the Consolidated Statements of Comprehensive Income. The cumulative change in fair value of the metals swaps that had not yet settled as of September 30, 2022 are included in “Other Accrued Liabilities,” and the embedded customer derivatives are included in “Accounts Receivable, net” on the Consolidated Balance Sheets as of September 30, 2022.

Fixed rate interest rate hedge

On January 10, 2019, the Company entered into a five-year forward starting fixed rate interest rate hedge in order to eliminate the variability of cash interest payments on $75 million of the outstanding LIBOR based borrowings under the ABL Credit Facility. The interest rate hedge fixed the rate at 2.57%. The interest rate hedge is included in “Other long-term assets” on the Consolidated Balance Sheets as of September 30, 2022. Although the Company is exposed to credit loss in the event of nonperformance by the other party to the interest rate hedge agreement, the Company anticipates performance by the counterparty.

The table below shows the total impact to the Company’s Consolidated Statements of Comprehensive Income through net income of the derivatives for the three and nine months ended September 30, 2022 and 2021, respectively.

	Net Gain (Loss) Recognized
	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(in thousands)	2022	2021	2022	2021
Fixed interest rate hedge	$(77)	$(475)	$(871)	$(1,406)
Metals swaps	(141)	(92)	577	136
Embedded customer derivatives	141	92	(577)	(136)
Total loss	$(77)	$(475)	$(871)	$(1,406)

9.	Fair Value of Assets and Liabilities:

During the nine months ended September 30, 2022, there were no transfers of financial assets between Levels 1, 2 or 3 fair value measurements. There have been no changes in the methodologies used at September 30, 2022 since December 31, 2021.

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company:

	Value of Items Recorded at Fair Value
	As of September 30, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Metal Swaps	$-	$1,501	$-	$1,501
Embedded customer derivative	-	295	-	295
Fixed interest rate hedge	-	1,675	-	1,675
Total assets at fair value	$-	$3,471	$-	$3,471

Liabilities:
Metal Swaps	$-	$1,796	$-	$1,796
Total liabilities recorded at fair value	$-	$1,796	$-	$1,796

	Value of Items Recorded at Fair Value
	As of December 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Metal swaps	$-	$2,286	$-	$2,286
Total assets at fair value	$-	$2,286	$-	$2,286

Liabilities:
Metal swaps	$-	$2,178	$-	$2,178
Embedded customer derivatives	-	108	-	108
Fixed interest rate hedge	-	2,661	-	2,661
Total liabilities recorded at fair value	$-	$4,947	$-	$4,947

The value of the items not recorded at fair value represent the carrying value of the liabilities.

The carrying value of the ABL Credit Facility was $244.2 million and $327.8 million at September 30, 2022 and December 31, 2021, respectively. Management believes that the ABL Credit Facility’s carrying value approximates its fair value due to the variable interest rate on the ABL Credit Facility.

10.	Accumulated Other Comprehensive Loss:

On January 10, 2019, the Company entered into a five-year forward starting fixed rate interest rate hedge in order to eliminate the variability of cash interest payments on $75 million of the outstanding LIBOR based borrowings under the ABL Credit Facility. The interest rate hedge fixed the rate at 2.57%. The fair value of the interest rate hedge of $1.7 million, net of tax of $0.4 million is included in “Accumulated other comprehensive loss” on the Consolidated Balance Sheets at September 30, 2022. The fair value of the interest rate hedge was $2.7 million, net of tax of $0.7 million at December 31, 2021.

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

In January 2022, the Company adopted a new C-Suite Long-Term Incentive Plan (the C-Suite Plan) that operates under the Senior Manager Stock Incentive Plan. Under the C-Suite Plan, the Chief Executive Officer, the Chief Financial Officer and the President and Chief Operating Officer are eligible for participation. In each calendar year, eligible participants may be awarded a long-term incentive of both an RSU grant and a performance stock unit (PSU) grant. The total long-term award target is $1.1 million for the Chief Executive Officer, $0.3 million for the Chief Financial Officer and $0.6 million for the President and Chief Operating Officer. The PSUs will vest if the return on net assets, calculated as EBITDA divided by Average Accounts Receivable, Inventory and Property and Equipment, exceeds 5%. Each RSU and service-based cash incentive vests three years after the grant date. Each vested RSU will convert into the right to receive one share of common stock. During the first quarter of 2022, a total of 20,000 RSUs and 20,000 PSUs were granted to the participants under the C-Suite Plan.

Stock-based compensation expense recognized on RSUs for the three and nine months ended September 30, 2022 and 2021, respectively, is summarized in the following table:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2022	2021	2022	2021
RSU expense before taxes	$335	$258	$997	$778
RSU expense after taxes	$251	$191	$730	$573

All pre-tax charges related to RSUs were included in the caption “Administrative and general” on the accompanying Consolidated Statements of Comprehensive Income.

The following table summarizes the activity related to RSUs for the nine months ended September 30, 2022 and 2021, respectively:

	As of September 30, 2022		As of September 30, 2021
	Number of	Weighted Average	Number of	Weighted Average
	Shares	Granted Price	Shares	Granted Price
Outstanding at December 31	576,867	$18.40	610,540	$18.25
Granted	35,558	26.72	20,604	23.29
Converted into shares	(5,841)	18.16	(2,422)	17.09
Forfeited	(6,271)	17.76	(5,086)	17.55
Outstanding at September 30	600,313	$18.79	623,636	$18.43
Vested at September 30	424,598	$19.26	414,090	$18.76

12.	Income Taxes:

For the three months ended September 30, 2022, the Company recorded an income tax provision of $4.0 million, or 25.0%, compared to an income tax provision of $15.7 million, or 26.0%, for the three months ended September 30, 2021. For the nine months ended September 30, 2022, the Company recorded an income tax provision of $31.8 million, or 26.8%, compared to an income tax provision of $34.4 million, or 26.3%, for the nine months ended September 30, 2021.

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

13.	Shares Outstanding and Earnings Per Share:

Earnings per share have been calculated based on the weighted average number of shares outstanding as set forth below:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2022	2021	2022	2021
Weighted average basic shares outstanding	11,548	11,492	11,543	11,491
Assumed exercise of stock options and issuance of stock awards	9	23	5	18
Weighted average diluted shares outstanding	11,557	11,515	11,548	11,509
Net income (loss)	$12,046	$44,533	$86,972	$96,190
Basic earnings per share	$1.04	$3.88	$7.53	$8.37
Diluted earnings per share	$1.04	$3.87	$7.53	$8.36
Unvested RSUs	176	209	176	209

14.	Stock Repurchase Program:

On October 2, 2015, the Company announced that its Board of Directors authorized a stock repurchase program of up to 550,000 shares of the Company’s issued and outstanding common stock, which could include open market repurchases, negotiated block transactions, accelerated stock repurchases or open market solicitations for shares, all or some of which may be effected through Rule 10b5-1 plans. Any of the repurchased shares are held in the Company’s treasury, or canceled and retired as the Board may determine from time to time. Any repurchases of common stock are subject to the covenants contained in the ABL Credit Facility. Under the ABL Credit Facility, the Company may repurchase common stock and pay dividends up to $5.0 million in the aggregate during any trailing twelve months without restrictions. Purchases of common stock or dividend payments in excess of $5.0 million in the aggregate require the Company to (i) maintain availability in excess of 20.0% of the aggregate revolver commitments ($95.0 million at September 30, 2022) or (ii) to maintain availability equal to or greater than 15.0% of the aggregate revolver commitments ($71.3 million at September 30, 2022) and the Company must maintain a pro-forma ratio of EBITDA minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00.

There were no shares repurchased during the three and nine months ended September 30, 2022 or September 30, 2021. As of September 30, 2022, 360,212 shares remain authorized for repurchase under the program.

On September 3, 2021, the Company commenced an at-the market (ATM) equity program under its shelf registration statement, which allows it to sell and issue up to $50 million in shares of its common stock from time to time. The Company entered into an Equity Distribution Agreement on September 3, 2021 with KeyBanc Capital Markets Inc. (KeyBanc) relating to the issuance and sale of shares of common stock pursuant to the program. KeyBanc is not required to sell any specific amount of securities but will act as the Company’s sales agent using commercially reasonable efforts consistent with its normal trading and sales practices, on mutual agreed terms between KeyBanc and the Company. KeyBanc will be entitled to compensation for shares sold pursuant to the program of 2.0% of the gross proceeds of any shares of common stock sold under the Equity Distribution Agreement. No shares were sold under the ATM program during the three and nine months ended September 30, 2022 and 2021.

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

The following table provides financial information by segment and reconciles the Company’s operating income by segment to the consolidated income before income taxes for the three and nine months ended September 30, 2022 and 2021, respectively.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands)	2022	2021	2022	2021
Net sales
Specialty metals flat products	$188,301	$164,179	$614,744	$428,533
Carbon flat products	336,259	404,596	1,086,473	976,480
Tubular and pipe products	109,877	99,691	338,729	282,654
Total net sales	$634,437	$668,466	$2,039,946	$1,687,667

Depreciation and amortization
Specialty metals flat products	$1,024	$858	$3,037	$2,662
Carbon flat products	2,513	2,698	7,885	8,570
Tubular and pipe products	1,112	1,239	3,620	4,035
Corporate	17	18	52	54
Total depreciation and amortization	$4,666	$4,813	$14,594	$15,321

Operating income
Specialty metals flat products	$15,072	$24,663	$85,629	$46,387
Carbon flat products	1,732	37,164	27,225	88,797
Tubular and pipe products	7,095	2,354	28,977	11,713
Corporate expenses	(4,813)	(2,021)	(15,758)	(10,711)
Total operating income	$19,086	$62,160	$126,073	$136,186
Other income (loss), net	(17)	(15)	(38)	(24)
Income before interest and income taxes	19,069	62,145	126,035	136,162
Interest and other expense on debt	3,007	1,947	7,276	5,618
Income before income taxes	$16,062	$60,198	$118,759	$130,544

	For the Nine Months Ended
	September 30,
(in thousands)	2022	2021
Capital expenditures
Flat products segments	$11,063	$6,172
Tubular and pipe products	2,900	1,566
Corporate	-	-
Total capital expenditures	$13,963	$7,738

	As of
	September 30,	December 31,
(in thousands)	2022	2021
Assets
Flat products segments	$774,536	$777,074
Tubular and pipe products	262,130	245,962
Corporate	318	536
Total assets	$1,036,984	$1,023,572

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

Forward-Looking Information

This Quarterly Report on Form 10-Q and other documents we file with the Securities and Exchange Commission, or SEC, contain various forward-looking statements that are based on current expectations, estimates, forecasts and projections about our future performance, business, our beliefs and management’s assumptions. In addition, we, or others on our behalf, may make forward-looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, conferences, webcasts, phone calls and conference calls. Words such as “may,” “will,” “anticipate,” “should,” “intend,” “expect,” “believe,” “estimate,” “project,” “plan,” “potential,” and “continue,” as well as the negative of these terms or similar expressions, are intended to identify forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those implied by such statements including, but not limited to:

●	risks of falling metals prices and inventory devaluation;
●	supply disruptions and inflationary pressures, including the availability and rising costs of transportation, energy, logistical services and labor;
●

risks associated with supply chain disruption resulting from the imbalance of metal supply and end-user demands related to the novel coronavirus, or COVID-19, including additional shutdowns in large markets, such as China, and other factors;

●	risks associated with shortages of skilled labor, increased labor costs and our ability to attract and retain qualified personnel;
●	risks associated with the invasion of Ukraine, including economic sanctions, or additional war or military conflict, could adversely affect global metals supply and pricing;
●	rising interest rates and their impacts on our variable interest rate debt;
●	supplier consolidation or addition of new capacity;
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

●	increased customer demand without corresponding increase in metal supply could lead to an inability to meet customer demand and result in lower sales and profits;
●	general and global business, economic, financial and political conditions, including, but not limited to, recessionary conditions and legislation passed under the current administration;
●	competitive factors such as the availability, and global pricing of metals and production levels, industry shipping and inventory levels and rapid fluctuations in customer demand and metals pricing;

●	customer, supplier and competitor consolidation, bankruptcy or insolvency;
●	the timing and outcomes of inventory lower of cost or net realizable value adjustments and LIFO income or expense;
●	reduced production schedules, layoffs or work stoppages by our own, our suppliers’ or customers’ personnel;
●	cyclicality and volatility within the metals industry;
●	the adequacy of our efforts to mitigate cyber security risks and threats, especially with employees working remotely due to the COVID-19 pandemic;
●	fluctuations in the value of the U.S. dollar and the related impact on foreign steel pricing, U.S. exports, and foreign imports to the United States;
●	the successes of our efforts and initiatives to improve working capital turnover and cash flows, and achieve cost savings;
●	our ability to generate free cash flow through operations and repay debt;
●	the adequacy of our existing information technology and business system software, including duplication and security processes;
●	the amounts, successes and our ability to continue our capital investments and strategic growth initiatives, including acquisitions and our business information system implementations;
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

At September 30, 2022, we employed approximately 1,647 people. Approximately 178 of the hourly plant personnel at the facilities listed below are represented by seven separate collective bargaining units. The table below shows the expiration dates of the collective bargaining agreements.

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

Tubular and pipe products

The tubular and pipe products segment consists of the Chicago Tube and Iron, or CTI business, acquired in 2011. Through our tubular and pipe products segment, we distribute metal tubing, pipe, bar, valve and fittings and fabricate parts supplied to various industrial markets. Founded in 1914, CTI operates from seven locations in the Midwestern and southeastern United States. The tubular and pipe products segment distributes its products primarily through a direct sales force.

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

Results of Operations

Our results of operations are impacted by the market price of metals. Metals prices fluctuate significantly and changes to our net sales, cost of materials sold, gross profit, cost of inventory and profitability, are all impacted by industry metals pricing. Index pricing on carbon steel decreased during the third quarter of 2022 by $241 per ton, or 23.5%, and decreased during the first nine months of 2022 by $745 per ton, or 48.5%. Despite the decrease in index pricing during 2022, our average selling prices and average cost of materials sold were higher during the third quarter and first nine months of 2022 than during the same periods of 2021. Metals prices in our specialty metals products segment increased during 2022 compared to 2021 due to the unprecedented increase in metal surcharges experienced during the second quarter and continuing into the third quarter of 2022. The average price of stainless surcharges increased 54.7% during the first nine months of 2022 compared to the first nine months of 2021. Metals pricing for the tubular and pipe products segment have a tendency to lag behind the carbon flat products segment by several months. We expect average selling prices, gross margin and operating income to be lower in the fourth quarter of 2022 than the third quarter of 2022 as a result of continued decreased industry metals pricing.

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

Consolidated Operations

The following table presents consolidated operating results for the periods indicated (dollars are shown in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2022		2021		2022		2021
		% of net		% of net		% of net		% of net
	$	sales	$	sales	$	sales	$	sales
Net sales	$634,437	100.0	$668,466	100.0	$2,039,946	100.0	$1,687,667	100.0
Cost of materials sold (a)	527,466	83.1	520,866	77.9	1,643,119	80.5	1,304,234	77.3
Gross profit (b)	106,971	16.9	147,600	22.1	396,827	19.5	383,433	22.7
Operating expenses (c)	87,885	13.9	85,440	12.8	270,754	13.3	247,247	14.7
Operating income	19,086	3.0	62,160	9.3	126,073	6.2	136,186	8.0
Other loss, net	(17)	(0.0)	(15)	(0.0)	(38)	(0.0)	(24)	(0.0)
Interest and other expense on debt	3,007	0.5	1,947	0.3	7,276	0.4	5,618	0.3
Income before income taxes	16,062	2.5	60,198	9.0	118,759	5.8	130,544	7.7
Income taxes	4,016	0.6	15,665	2.3	31,787	1.6	34,354	2.0
Net income	$12,046	1.9	$44,533	6.7	$86,972	4.3	$96,190	5.7

(a) Included $1,500 of LIFO expense for the three and nine months ended September 30, 2022.  Includes $7,000 and $12,000 of   LIFO expense for the three and nine months ended September 30, 2021, respectively.

(b) Gross profit is calculated as net sales less the cost of materials sold.
(c) Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Net sales decreased 5.1% to $634.4 million in the third quarter of 2022 from $668.5 million in the third quarter of 2021. Specialty metals flat products net sales were 29.7% of total net sales in the third quarter of 2022 compared to 24.6% of total net sales in the third quarter of 2021. Carbon flat products net sales were 53.0% of total net sales in the third quarter of 2022 compared to 60.5% of total net sales in the third quarter of 2021. Tubular and pipe products net sales were 17.3% of total net sales in the third quarter of 2022 compared to 14.9% of total net sales in the third quarter of 2021. The decrease in net sales was due to a consolidated 15.9% decrease in volume, partially offset by a 12.9% increase in average selling prices during the third quarter of 2022 compared to the third quarter of 2021. During the third quarter and first nine months of 2022, our sales volumes were negatively impacted by the sale of our Detroit operations on September 17, 2021. We expect metals prices to decrease during the fourth quarter of 2022 compared to the third quarter of 2022.

Net sales increased 20.9% to $2.0 billion in the first nine months of 2022 from $1.7 billion in the first nine months of 2021. Specialty metals flat products net sales were 30.1% of total net sales in the first nine months of 2022 compared to 25.4% of total net sales in the first nine months of 2021. Carbon flat products net sales were 53.3% of total net sales in the first nine months of 2022 compared to 57.9% of total net sales in the first nine months of 2021. Tubular and pipe products net sales were 16.6% of total net sales in the first nine months of 2022 compared to 16.7% of total net sales in the first nine months of 2021. The increase in net sales was due to a consolidated 41.0% increase in average selling prices during the first nine months of 2022 compared to the first nine months of 2021, partially offset by a 14.3% consolidated decrease in volume. The decrease in tons sold is primarily due to the sale of our Detroit operations on September 17, 2021.

Cost of materials sold increased 1.3% to $527.5 million in the third quarter of 2022 from $520.1 million in the third quarter of 2021. Cost of materials sold increased 26.0% to $1.6 billion in the first nine months of 2022 from $1.3 billion in the first nine months of 2021. The increase in cost of materials sold in the third quarter and first nine months of 2022 is related to the increased metals pricing discussed above in Results of Operations.

As a percentage of net sales, gross profit (as defined in footnote (b) in the table above) decreased to 16.9% in the third quarter of 2022 from 22.1% in the third quarter of 2021. As a percentage of net sales, gross profit (as defined in footnote (b) in the table above) decreased to 19.5% in the first nine months of 2022 from 22.7% in the first nine months of 2021. The decrease in the gross profit as a percentage of net sales is due to the average cost of inventory increasing more than the average selling prices.

Operating expenses in the third quarter of 2022 increased $2.4 million, or 2.9%, to $87.9 million from $85.4 million in the third quarter of 2021.  As a percentage of net sales, operating expenses increased to 13.9% for the third quarter of 2022 from 12.8% in the third quarter of 2021.  Operating expenses in the specialty metals flat products segment increased $3.4 million, operating expenses in the carbon flat products segment decreased $5.4 million, operating expenses in the tubular and pipe products segment increased $1.7 million and Corporate expenses increased $2.8 million in the third quarter of 2022 compared to the third quarter of 2021.  The increase in operating expenses was primarily attributable to the inclusion of operating expenses related to the October 2021 acquisition of Shaw, inflationary impacts on labor, transportation and other product support costs, partially offset by lower year-over-year variable performance-based incentive compensation.  During the 3rd quarter of 2021 we recorded a $3.5 million gain, net of expenses, on the sale of our Detroit operations on September 17th, 2021.

Operating expenses in the first nine months of 2022 increased $23.5 million, or 9.5%, to $270.8 million from $247.2 million in the first nine months of 2021.  As a percentage of net sales, operating expenses decreased to 13.3% in the first nine months of 2022 from 14.6% in the first nine months of 2021.  Operating expenses in the specialty metals flat products segment increased $22.3 million, operating expenses in the carbon flat products segment decreased $5.2 million, operating expenses in the tubular and pipe products segment increased $1.3 million and Corporate expenses increased $5.0 million in the first nine months of 2022 compared to the first nine months of 2021.  The increase in operating expenses was primarily attributable to the inclusion of operating expenses related to the October 2021 acquisition of Shaw, inflationary impacts on labor, transportation and other product support costs, partially offset by lower year-over-year variable performance-based incentive compensation.  During the first nine months of 2021 we recorded a $3.5 million gain, net of expenses, on the sale of our Detroit operations on September 17th, 2021.

Interest and other expense on debt totaled $3.0 million, or 0.5% of net sales, in the third quarter of 2022 compared to $1.9 million, or 0.3% of net sales, in the third quarter of 2021. Interest and other expense on debt totaled $7.3 million, or 0.4% of net sales, in the first nine months of 2022 compared to $5.6 million, or 0.3% of net sales, in the first nine months of 2021. The increase was due to higher borrowings and a higher effective borrowing rate in the first nine months of 2022 compared to the first nine months of 2021. Our effective borrowing rate, exclusive of deferred financing fees and commitment fees, was 2.9% for the first nine months of 2022 compared to 2.6% for the first nine months of 2021.

In the third quarter of 2022, income before income taxes totaled $16.1 million compared to income before income taxes of $60.2 million in the third quarter of 2021. In the first nine months of 2022, income before income taxes totaled $118.8 million compared to income before income taxes of $130.5 million in the first nine months of 2021.

An income tax provision of 25.0% was recorded for the third quarter of 2022, compared to an income tax provision of 26.0% for the third quarter of 2021. An income tax provision of 26.8% was recorded for the first nine months of 2022, compared to an income tax provision of 26.3% for the first nine months of 2021. Our tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items that are considered in the relevant period. Each quarter, we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment.

Net income for the third quarter of 2022 totaled $12.0 million, or $1.04 per basic share and diluted share, compared to net income of $44.5 million, or $3.88 per basic and $3.87 per diluted share, for the third quarter of 2021. Net income for the first nine months of 2022 totaled $87.0 million, or $7.53 per basic share and diluted share, compared to net income of $96.2 million, or $8.37 per basic and $8.36 per diluted share, for the first nine months of 2021.

Segment Operations

Specialty metals flat products

The following table presents selected operating results for our specialty metals flat products segment for the periods indicated (dollars are shown in thousands, except for per ton information):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2022		2021		2022		2021
		% of net sales		% of net sales		% of net sales		% of net sales
Direct tons sold	31,877		39,579		106,050		117,374
Toll tons sold	2,312		1,624		4,969		5,904
Total tons sold	34,189		41,203		111,019		123,278

Net sales	$188,301	100.0	$164,179	100.0	$614,744	100.0	$428,533	100.0
Average selling price per ton	5,508		3,985		5,537		3,476
Cost of materials sold	150,546	79.9	120,227	73.2	455,977	74.2	331,348	77.3
Gross profit (a)	37,755	20.1	43,952	26.8	158,767	25.8	97,185	22.7
Operating expenses (b)	22,683	12.0	19,289	11.8	73,138	11.9	50,798	11.9
Operating income	$15,072	8.0	$24,663	15.0	$85,629	13.9	$46,387	10.8

(a)	Gross profit is calculated as net sales less the cost of materials sold.
(b)	Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Tons sold by our specialty metals flat products segment decreased 17.0% to 34 thousand in the third quarter of 2022 from 41 thousand in the third quarter of 2021.  Tons sold by our specialty metals flat products segment decreased 9.9% to 111 thousand in the first nine months of 2022 from 123 thousand in the first nine months of 2021.  The decrease in tons sold was due to current economic trends.

Net sales in our specialty metals flat products segment increased $24.1 million, or 14.7%, to $188.3 million in the third quarter of 2022 from $164.2 million in the third quarter of 2021. The increase in sales was due to a 38.2% increase in average selling prices offset by a 17.0% decrease in sales volume during the third quarter of 2022 compared to the third quarter of 2021. Average selling prices in the third quarter of 2022 were $5,508 per ton, compared with $3,985 per ton in the third quarter of 2021, and $5,913 per ton in the second quarter of 2022. The increase in the year over year average selling price per ton is a result of the increased industry metals pricing discussed above. We expect specialty metals prices to remain elevated in the fourth quarter of 2022, but lower than the third quarter of 2022.

Net sales in our specialty metals flat products segment increased $186.2 million, or 43.5%, to $614.7 million in the first nine months of 2022 from $428.5 million in the first nine months of 2021. The increase in sales was due to a 59.3% increase in average selling prices offset by a 9.9% decrease in sales volume during the first nine months of 2022 compared to the first nine months of 2021. Average selling prices in the first nine months of 2022 were $5,537 per ton, compared with $3,476 per ton in the first nine months of 2021. The increase in the year over year average selling price per ton is a result of the increased industry metals and the stainless surcharge pricing discussed above in Results of Operations.

Cost of materials sold in our specialty metals flat products segment increased $30.3 million, or 25.2%, to $150.5 million in the third quarter of 2022 from $120.2 million in the third quarter of 2021. Cost of materials sold in our specialty metals flat products segment increased $124.6 million, or 37.6%, to $456.0 million in the first nine months of 2022 from $331.3 million in the first nine months of 2021. The increase in cost of materials sold was due to the increased industry metals pricing discussed above in Results of Operations.

As a percentage of net sales, gross profit (as defined in footnote (a) in the table above) decreased to 20.1% in the third quarter of 2022 from 26.8% in the third quarter of 2021. As a percentage of net sales, gross profit (as defined in footnote (a) in the table above) increased to 25.8% in the first nine months of 2022 from 22.7% in the first nine months of 2021. The third quarter of 2022 decrease in gross profit as a percentage of net sales is due to the average costs of inventory increasing more quickly than the average selling price increases. The increase in the year over year gross profit as a percentage of net sales is due to the impact of the increased average selling prices discussed above in Results of Operations, while the average costs of inventory did not increase as quickly as the average selling price.

Operating expenses increased $3.4 million, or 17.6%, to $22.7 million in the third quarter of 2022 from $19.3 million in the third quarter of 2021. As a percentage of net sales, operating expenses increased to 12.0% in the third quarter of 2022 compared to 11.8% in the third quarter of 2021. Operating expenses increased $22.3 million, or 44.0%, to $73.1 million in the first nine months of 2022 from $50.8 million in the first nine months of 2021. As a percentage of net sales, operating expenses remained flat at 11.9% in the first nine months of 2022 compared to the first nine months of 2021. The year-over-year increase in operating expenses was primarily attributable to the inclusion of operating expenses related to the October 1, 2021 acquisition of Shaw Stainless, inflationary impacts on labor, transportation and other product support costs and increased variable performance-based incentive compensation.

Operating income in the third quarter of 2022 totaled $15.1 million, or 8.0% of net sales, compared to $24.7 million, or 15.0% of net sales, in the third quarter of 2021. Operating income in the first nine months of 2022 totaled $85.6 million, or 13.9% of net sales, compared to $46.4 million, or 10.8% of net sales, in the first nine months of 2021.

Carbon flat products

The following table presents selected operating results for our carbon flat products segment for the periods indicated (dollars are shown in thousands, except for per ton information):

	For the Three Months Ended September 30,				For the Nine Months Ended Septembe 30,
	2022		2021		2022		2021
		% of net sales		% of net sales		% of net sales		% of net sales
Direct tons sold	196,282		229,013		598,803		682,657
Toll tons sold	6,840		15,506		21,006		46,093
Total tons sold	203,122		244,519		619,809		728,750

Net sales	$336,259	100.0	$404,596	100.0	$1,086,473	100.0	$976,480	100.0
Average selling price per ton	1,655		1,655		1,753		1,340
Cost of materials sold	293,498	87.3	321,005	79.3	931,844	85.8	755,111	77.3
Gross profit (a)	42,761	12.7	83,591	20.7	154,629	14.2	221,369	22.7
Operating expenses (b)	41,029	12.2	46,427	11.5	127,404	11.7	132,572	13.6
Operating income	$1,732	0.5	$37,164	9.2	$27,225	2.5	$88,797	9.1

(a) Gross profit is calculated as net sales less the cost of materials sold.
(b) Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Tons sold by our carbon flat products segment decreased 16.9% to 203 thousand in the third quarter of 2022 from 245 thousand in the third quarter of 2021. Tons sold by our carbon flat products segment decreased 14.9% to 620 thousand in the first nine months of 2022 from 729 thousand in the first nine months of 2021. The decrease in tons sold is primarily due to the sale of our Detroit operations on September 17, 2021.

Net sales in our carbon flat products segment decreased $68.3 million, or 16.9%, to $336.3 million in the third quarter of 2022 from $404.6 million in the third quarter of 2021. The decrease in sales was attributable to a 16.9% decrease in tons sold. Average selling prices in the third quarter of 2022 remained flat at $1,655 per ton when compared to the third quarter of 2021 and decreased compared with $1,760 per ton in the second quarter of 2022. We expect metals prices to decrease in the fourth quarter of 2022 as discussed above in Results of Operations.

Net sales in our carbon flat products segment increased $110.0 million, or 11.3%, to $1.1 billion in the first nine months of 2022 from $976.5 million in the first nine months of 2021. The increase in sales was attributable to a 30.8% increase in average selling prices in the first nine months of 2022 compared to the first nine months of 2021, partially offset by a 14.9% decrease in tons sold. Average selling prices in the first nine months of 2022 increased to $1,753 per ton, compared with $1,340 per ton in the first nine months of 2021. The increase in the year over year average selling price per ton is a result of the increased industry metals pricing discussed above in Results of Operations.

Cost of materials sold decreased $27.5 million, or 8.6%, to $293.5 million in the third quarter of 2022 from $321.0 million in the third quarter of 2021. Cost of materials sold increased $176.7 million, or 23.4%, to $931.8 million in the first nine months of 2022 from $755.1 million in the first nine months of 2021. The increase was due to the increased market price for metals discussed above in Results of Operations.

As a percentage of net sales, gross profit (as defined in footnote (a) in the table above) decreased to 12.7% in the third quarter of 2022 compared to 20.7% in the third quarter of 2021.  As a percentage of net sales, gross profit (as defined in footnote (a) in the table above) decreased to 14.2% in the first nine months of 2022 compared to 22.7% in the first nine months of 2021. The decrease in the gross profit as a percentage of net sales is due to the impact of the decreased carbon average selling prices discussed above in Results of Operations, while the average costs of inventory did not decrease as quickly as the average selling price.  We expect this trend to continue into the fourth quarter of 2022.

Operating expenses in the third quarter of 2022 decreased $5.4 million, or 11.6%, to $41.0 million from $46.4 million in the third quarter of 2021. Operating expenses in the first nine months of 2022 decreased $5.2 million, or 3.9%, to $127.4 million from $132.6 million in the first nine months of 2021. The year-over-year decrease in operating expenses was primarily attributable to lower variable performance-based incentive compensation.

Operating income in the third quarter of 2022 totaled $1.7 million, or 0.5% of net sales, compared to operating income of $37.2 million, or 9.2% of net sales, in the third quarter of 2021. Operating income in the first nine months of 2022 totaled $27.2 million, or 2.5% of net sales, compared to operating income of $88.8 million, or 9.1% of net sales, in the first nine months of 2021.

Tubular and pipe products

The following table presents selected operating results for our tubular and pipe products segment for the periods indicated (dollars are shown in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2022		2021		2022		2021
	$	% of net sales	$	% of net sales	$	% of net sales	$	% of net sales
Net sales	$109,877	100.0	$99,691	100.0	$338,729	100.0	$282,654	100.0
Cost of materials sold (a)	83,422	75.9	79,634	79.9	255,298	75.4	217,775	77.0
Gross profit (b)	26,455	24.1	20,057	20.1	83,431	24.6	64,879	23.0
Operating expenses (c)	19,360	17.6	17,703	17.8	54,454	16.1	53,166	18.8
Operating income	$7,095	6.5	$2,354	2.4	$28,977	8.6	$11,713	4.2

(a)

Includes $1,500 of LIFO expense for the three and nine months ended September 30, 2022.  Includes $7,000 and $12,000 of LIFO expense for the three and nine months ended September 30, 2021, respectively.

(b)	Gross profit is calculated as net sales less the cost of materials sold.
(c)	Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Net sales increased $10.2 million, or 10.2%, to $109.9 million in the third quarter of 2022 from $99.7 million in the third quarter of 2021. The increase is a result of a 15.6% increase in average selling prices offset by a 4.6% decrease in shipping volume during the third quarter of 2022 compared to the third quarter of 2021. Net sales increased $56.1 million, or 19.8%, to $338.7 million in the first nine months of 2022 from $282.7 million in the first nine months of 2021. The increase is a result of a 40.2% increase in average selling prices offset by a 14.5% decrease in shipping volume during the third quarter of 2022 compared to the third quarter of 2021. We expect metals prices to decrease in the fourth quarter of 2022 as discussed above in Results of Operations.

Cost of materials sold increased $3.8 million, or 4.8%, to $83.4 million in the third quarter of 2022 from $79.6 million in the third quarter of 2021. Cost of materials sold increased $37.5 million, or 17.2%, to $255.3 million in the first nine months of 2022 from $217.8 million in the first nine months of 2021. During the three and nine months ended September 30, 2022, the Company recorded $1.5 million of LIFO expense. During the three and nine months ended September 30, 2021, the Company recorded $7.0 million and $12.0 million of LIFO expense, respectively.

As a percentage of net sales, gross profit (as defined in footnote (b) in the table above) increased to 24.1% in the third quarter of 2022 compared to 20.1% in the third quarter of 2021. As a percentage of net sales, the LIFO expense recorded in the third quarter of 2022 decreased gross profit by 1.4% and in the third quarter of 2021 decreased gross profit by 7.0%. As a percentage of net sales, gross profit (as defined in footnote (b) in the table above) increased to 24.6% in the first nine months of 2022 compared to 23.0% in the first nine months of 2021. As a percentage of net sales, the LIFO expense recorded in the first nine months of 2022 decreased gross profit by 0.4% and in the third quarter of 2021 decreased gross profit by 4.2%.

Operating expenses in the third quarter of 2022 increased $1.7 million, or 9.4%, to $19.4 million from $17.7 million in the third quarter of 2021. Operating expenses decreased to 17.6% of net sales in the third quarter of 2022 compared to 17.8% in the third quarter of 2021. Operating expenses in the first nine months of 2022 increased $1.3 million, or 2.4%, to $54.5 million from $53.2 million in the first nine months of 2021. Operating expenses decreased to 16.1% of net sales in the first nine months of 2022 compared to 18.8% in the first nine months of 2021. The increase in operating expenses was primarily due to inflationary impacts on labor, transportation and other product support costs and increased variable performance-based incentive compensation, offset by the $2.1 million gain on the sale of the Milan, Iowa facility in the first quarter of 2022.

Operating income in the third quarter 2022 totaled $7.1 million, or 6.5% of net sales, compared to $2.4 million, or 2.4% of net sales, in the third quarter of 2021. Operating income in the first nine months of 2022 totaled $29.0 million, or 8.6% of net sales, compared to $11.7 million, or 4.2% of net sales, in the first nine months of 2021.

Corporate expenses

Corporate expenses increased $2.8 million, or 138.1%, to $4.8 million in the third quarter of 2022 from $2.0 million in the third quarter of 2021.  Corporate expenses increased $5.0 million, or 47.1%, to $15.8 million in the first nine months of 2022 from $10.7 million in the first nine months of 2021   During the 3rd quarter of 2021 we recorded a $3.5 million gain, net of expenses, on the sale of our Detroit operations on September 17, 2021.

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

Operating Activities

For the nine months ended September 30, 2022, we generated $98.3 million of net cash from operations, of which $107.1 million was generated from operating activities and $8.9 million was used for working capital. For the nine months ended September 30, 2021, we used $126.9 million of net cash for operations, of which $107.8 million was generated from operating activities and $234.7 million was used for working capital.

Net cash from operations totaled $107.1 million during the first nine months of 2022 and was mainly comprised of net income of $87.0 million, the non-cash depreciation and amortization addback of $14.9 million, gains on disposition of property and equipment of $2.2 million and changes in other long-term liabilities of $5.5 million. Net cash from operations totaled $107.8 million during the first nine months of 2021 and was mainly comprised of net income of $96.2 million, the non-cash depreciation and amortization addback of $15.8 million, a decrease in other long-term assets of $5.6 million, offset by a gain on disposition of our Detroit operations of $6.1 million and changes in other long-term liabilities of $4.5 million.

Working capital at September 30, 2022 totaled $574.4 million, a $9.3 million increase from December 31, 2021. The increase was primarily attributable to a $23.1 million increase in inventories, a $14.8 million increase in accounts payable and a $3.6 million increase in outstanding checks, offset by a $12.0 million decrease in accrued payroll and other liabilities, a $5.2 million decrease in accounts receivable and a $2.6 million decrease in prepaid expenses and other.

Investing Activities

Net cash used for investing activities totaled $10.7 million during the nine months ended September 30, 2022, compared to net cash from investing activities of $1.8 million during the nine months ended September 30, 2021.  Net cash used for investing activities primarily consisted of $14.0 million in new capital expenditures offset by $3.3 million in proceeds primarily from the sale of the Milan, Iowa facility.  The capital expenditures in the first nine months of 2022 and 2021 were primarily attributable to additional processing equipment at our existing facilities.  We expect capital spending in the fourth quarter of 2022 to be comparable to the third quarter of 2022.

Financing Activities

During the first nine months of 2022, $87.2 million of cash was used for financing activities, which primarily consisted of $83.6 million of net repayments under our ABL Credit Facility, $3.0 million of dividends paid, $0.5 million of principal payments under capital lease obligations and $0.1 million of credit facility fees and expenses related to the amended ABL Credit Facility.

Dividends paid were $3.0 million and $0.7 million for the nine months ended September 30, 2022 and September 30, 2021, respectively. In November 2022, our Board of Directors approved a regular quarterly dividend of $0.09 per share, which will be paid on December 15, 2022 to shareholders of record as of December 1, 2022. Regular dividend distributions in the future are subject to the availability of cash, the $5.0 million annual limitation on cash dividends and common stock repurchases under our ABL Credit Facility and continuing determination by our Board of Directors that the payment of dividends remains in the best interest of our shareholders.

Equity Programs

In 2015, our Board of Directors authorized a stock repurchase program of up to 550,000 shares of our issued and outstanding common stock, which could include open market repurchases, negotiated block transactions, accelerated stock repurchases or open market solicitations for shares, all or some of which may be effected through Rule 10b5-1 plans.  Repurchased shares will be held in our treasury, or canceled and retired as our Board may determine from time to time.  Any repurchases of common stock are subject to the covenants contained in the ABL Credit Facility.  Under the ABL Credit Facility, we may repurchase common stock and pay dividends up to $5.0 million in the aggregate during any trailing twelve months without restrictions.  Purchases in excess of $5.0 million require us (i) to maintain availability in excess of 20% of the aggregate revolver commitments ($95.0 million at September 30, 2022) or (ii) to maintain availability equal to or greater than 15% of the aggregate revolver commitments ($71.3 million at September 30, 2022) and we must maintain a pro-forma ratio of EBITDA, minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00.  The timing and amount of any repurchases under the stock repurchase program will depend upon several factors, including market and business conditions, and limitations under the ABL Credit Facility, and repurchases may be discontinued at any time.  As of September 30, 2022, 360,212 shares remain authorized for repurchase under the program.

There were no shares repurchased during the three and nine months ended September 30, 2022 or September 30, 2021.

On September 3, 2021, we commenced an at-the market, or ATM, equity program under our shelf registration statement, which allows us to sell and issue up to $50 million in shares of our common stock from time to time.  We entered into an Equity Distribution Agreement on September 3, 2021 with KeyBanc Capital Markets Inc., or KeyBanc, relating to the issuance and sale of shares of common stock pursuant to the program.  KeyBanc is not required to sell any specific amount of securities but will act as our sales agent using commercially reasonable efforts consistent with its normal trading and sales practices, on mutual agreed terms between KeyBanc and us.  KeyBanc will be entitled to compensation for shares sold pursuant to the program of 2.0% of the gross proceeds of any shares of common stock sold under the Equity Distribution Agreement.  No shares were sold under the ATM program during the three and nine months ended September 30, 2022 and 2021.

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

The ABL Credit Facility contains customary representations and warranties and certain covenants that limit our ability to, among other things: (i) incur or guarantee additional indebtedness; (ii) pay distributions on, redeem or repurchase capital stock or redeem or repurchase subordinated debt; (iii) make investments; (iv) sell assets; (v) enter into agreements that restrict distributions or other payments from restricted subsidiaries to us; (vi) incur liens securing indebtedness; (vii) consolidate, merge or transfer all or substantially all of our assets; and (viii) engage in transactions with affiliates. In addition, the ABL Credit Facility contains a financial covenant which requires if any commitments or obligations are outstanding our availability is less than the greater of $30 million or 10.0% of the aggregate amount of revolver commitments ($47.5 million at September 30, 2022) or 10.0% of the aggregate borrowing base ($47.5 million at September 30, 2022), then we must maintain a ratio of Earnings before Interest, Taxes, Depreciation and Amortization, or EBITDA, minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00 for the most recent twelve fiscal month period.

We have the option to borrow under its revolver based on the agent’s base rate plus a premium ranging from 0.00% to 0.25% or the London Interbank Offered Rate, or LIBOR, plus a premium ranging from 1.25% to 2.75%.

As of September 30, 2022, we were in compliance with our covenants and had approximately $227 million of availability under the ABL Credit Facility.

As of September 30, 2022, $1.3 million of bank financing fees were included in “Prepaid expenses and other” and “Other long-term assets” on the accompanying Consolidated Balance Sheets. The financing fees are being amortized over the five-year term of the ABL Credit Facility and are included in “Interest and other expense on debt” on the accompanying Consolidated Statements of Comprehensive Income.

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

Approximately 52% and 45% of our consolidated net sales during the first nine months of 2022 and 2021, respectively, were directly related to industrial machinery and equipment manufacturers and their fabricators.

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

We are exposed to the impact of fluctuating metals prices and interest rate changes. During 2022 and 2021, we entered into metals swaps at the request of customers. These derivatives have not been designated as hedging instruments. For certain customers, we enter into contractual relationships that entitle us to pass through the economic effect of trading positions that we take with other third parties on our customers’ behalf.

Our primary interest rate risk exposure results from variable rate debt. We have the option to enter into 30- to 180-day fixed base rate LIBOR loans under the ABL Credit Facility. On January 10, 2019, we entered into a five-year interest rate swap that locked the interest rate at 2.57% on $75 million of our revolving debt.

Item 4. Controls and Procedures

The evaluation required by Rule 13a-15(e) of the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q has been carried out under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. These disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in reports that are filed with or submitted to the SEC is: (i) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2022, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during the third quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101

The following materials from Olympic Steel’s Quarterly Report on Form 10-Q for the period ended September 30, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Statements of Cash Flows, (iv) the Supplemental Disclosures of Cash Flow Information, (v) the Consolidated Statements of Shareholders’ Equity, (vi) Notes to Unaudited Consolidated Financial Statements and (vii) document and entity information.

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLYMPIC STEEL, INC.
(Registrant)

Date: November 4, 2022	By: /s/ Richard T. Marabito
Richard T. Marabito
Chief Executive Officer

By: /s/ Richard A. Manson
Richard A. Manson
Chief Financial Officer
(Principal Financial and Accounting Officer)