Form 10-K
period 2022-12-31
OLYMPIC STEEL INC
filed 2023-02-24
CIK 917470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Year Ended December 31, 2022

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period From _______________ To _______________

Commission File Number 0-23320

OLYMPIC STEEL, INC.

(Exact name of registrant as specified in its charter)

Ohio	34-1245650
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

22901 Millcreek Boulevard, Suite 650, Highland Hills, OH	44122
(Address of principal executive offices)	(Zip Code)

               Registrant's telephone number, including area code (216) 292-3800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, without par value	ZEUS	The NASDAQStock Market, LLC.

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

Yes ☒ No ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. Yes ☐ No ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). Yes ☐ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant include in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2022, the aggregate market value of voting stock held by non-affiliates of the registrant based on the closing price at which such stock was sold on the Nasdaq Global Select Market on such date approximated $247,852,213.

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding as of February 24, 2023
Common stock, without par value	11,129,932

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days of the close of its fiscal year ended December 31, 2022, portions of which document shall be deemed to be incorporated by reference in Part III of this Annual Report on Form 10-K from the date such document is filed.

PART I

ITEM 1. BUSINESS

The Company

We are a leading metals service center that operates in three reportable segments; specialty metals flat products, carbon flat products, and tubular and pipe products. We provide metals processing and distribution services for a wide range of customers. Our specialty metals flat products segment’s focus is on the direct sale and distribution of processed aluminum and stainless flat-rolled sheet and coil products, flat bar products, prime tin mill products and fabricated parts. Through the acquisition of Shaw Stainless & Alloy, Inc., or Shaw, on October 1, 2021 and Action Stainless & Alloys, Inc., or Action Stainless, on December 14, 2020, our specialty metals flat products segment expanded its geographic footprint and enhanced its product offerings in stainless steel and aluminum plate, sheet, angles, rounds, flat bar, tubing and pipe. Shaw also manufactures and distributes stainless steel bollards and water treatment systems. Action Stainless offers a range of processing capabilities, including plasma, laser and waterjet cutting and computer numerical control, or CNC, machining. Our carbon flat products segment’s focus is on the direct sale and distribution of large volumes of processed carbon and coated flat-rolled sheet, coil and plate products and fabricated parts. Through acquisitions, our carbon flat products segment expanded its product offerings to include self-dumping metal hoppers and steel and stainless-steel dump inserts for pickup truck and service truck beds. With the recent acquisition of Metal-Fab, Inc., or Metal-Fab, on January 3, 2023, our carbon flat products segment will further expand our product offerings to include the manufacture of venting, micro air and clean air products for residential, commercial and industrial applications. Metal-Fab’s operational results are not included in this Annual Report on Form 10-K. In addition, we distribute metal tubing, pipe, bar, valves and fittings and fabricate parts supplied to various industrial markets through our tubular and pipe products segment. Products that require more value-added processing generally have a higher gross profit. Accordingly, our overall gross profit is affected by, among other things, product mix, the amount of processing performed, the demand for and availability of metals, and volatility in selling prices and material purchase costs. We also perform toll processing of customer-owned metals. We sell certain products internationally, primarily in Canada and Mexico. International sales are immaterial to our consolidated financial results and to the individual segments’ results.

We are incorporated under the laws of the State of Ohio. Our executive offices are located at 22901 Millcreek Boulevard, Suite 650, Highland Hills, Ohio 44122. Our telephone number is (216) 292-3800, and our website address is www.olysteel.com. We are not including the information on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K.

Industry Overview

The metals industry is comprised of three types of entities: metals producers, intermediate metals processors and metals service centers. Metals producers have historically emphasized the sale of metals to volume purchasers and have generally viewed intermediate metals processors and metals service centers as part of their customer base. However, all three types of entities can compete for certain customers who purchase large quantities of metals. Intermediate metals processors tend to serve as processors in large quantities for metals producers and major industrial consumers of processed metals.

Services provided by metals service centers can range from storage and distribution of unprocessed metal products to complex, precision value-added metals processing. Metals service centers respond directly to customer needs and emphasize value-added processing of metals pursuant to specific customer demands, such as cutting-to-length, slitting, shearing, roll forming, shape correction and surface improvement, blanking, tempering, plate burning, stamping, bending and welding. These processes produce metals to specified lengths, widths, shapes and surface characteristics through the use of specialized equipment. Metals service centers typically have lower cost structures than and provide services and value-added processing not otherwise available from, metals producers.

End product manufacturers and other metals users seek to purchase metals on shorter lead times and with more frequent and reliable deliveries than can normally be provided by metals producers. Metals service centers generally have lower labor costs than metals producers and consequently process metals on a more cost-effective basis. In addition, due to this lower cost structure, metals service centers are able to handle orders in quantities smaller than would be economical for metals producers. The benefits to customers purchasing products from metals service centers include lower inventory levels, lower overall cost of raw materials, more timely response and decreased manufacturing investment, time and expense. Customers also benefit from a lower investment in production labor, buildings and equipment, which allows them to focus on the engineering, assembly and marketing of their products. We believe that customers’ demands for just-in-time delivery of have made the value-added inventory, processing and delivery functions performed by metals service centers increasingly important.

Corporate History

Our company was founded in 1954 as a general steel service center. In the late 1980s, our business strategy changed from a focus on warehousing and distributing steel from a single facility with no major processing equipment to a focus on geographic and product growth, customer diversity and value-added processing. An integral part of our growth has been the acquisition and start-up of processing and sales operations, and the investment in processing equipment. In 1994, we completed an initial public offering and, in 1996, we completed a follow-on offering of our common stock.

Over the years, our company has expanded into new product offerings through multiple acquisitions. Our tubular and pipe products segment was established in 2011 after the acquisition of Chicago Tube and Iron, or CTI, a private leading distributor of tubing, pipe, bar, valves, and fittings. Our specialty metals flat products segment was established in 2015 and has expanded since its creation, most recently with the acquisitions of Shaw in 2021, Action Stainless in 2020 and, Berlin Metals, LLC in 2018, and our carbon flat products segment expanded into manufacturing metal intensive branded products with the acquisitions of McCullough Industries, or McCullough, and certain assets related to the manufacturing of the EZ Dumper® hydraulic dump inserts, or EZ Dumper, in 2019.

Michael D. Siegal began his career with us in the early 1970s and serves as our Executive Chairman of the Board of Directors. Mr. Siegal served as our Chief Executive Officer from 1984 through 2018. Richard T. Marabito has served as our Chief Executive Officer since January 2019. Mr. Marabito joined us in 1994 and served as our Chief Financial Officer from 2000 through 2018. Richard A. Manson has served as our Chief Financial Officer since January 2019. Mr. Manson has served in various capacities at our company since 1996, and previously served as our Vice President and Treasurer. Andrew S. Greiff has served as our President and Chief Operating Officer since January 2020. Mr. Greiff joined us in 2009 to lead our specialty metals business and has previously served as our Executive Vice President and Chief Operating Officer.

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

These operating objectives are supported by:

●	A set of core values, which are communicated, practiced, measured and rewarded throughout the Company.
●	Our commitment to providing a safe work environment and promoting employee health and well-being through continuous improvement activities, education and communication.
●	An internal communications program designed to engage and motivate employees to support our strategy, values and culture.
●

Our “flawless execution” program, or Fe program, an internal continuous improvement program that rewards employees who achieve profitable growth by delivering superior customer service and exceeding customer expectations.

●

Operational initiatives designed to improve efficiencies and reduce costs by improving and automating processes and creating an environment to facilitate change and improve the way we work and create value.

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

On January 3, 2023, we purchased all of the outstanding shares of capital stock of Metal-Fab, headquartered in Wichita, Kansas. Metal-Fab is a manufacturer of venting, micro air and clean air products for residential, commercial and industrial applications. The acquisition intends to expand our portfolio of metal-intensive end-use products and widen our product offerings, manufacturing capabilities and geographic reach. Metal-Fab’s operational results are not included in this Annual Report on Form 10-K but will be included starting in the first quarter of 2023.

On June 1, 2022, we began leasing an 81,400-square-foot metal fabrication facility, located in Bartlett, Illinois. This new facility is expected to be operational by the second quarter of 2023 and will be fabrication focused with an emphasis on specialty metals flat-rolled products and downstream value-added services. The transfer of the fabrication business to Bartlett, Illinois also supports our growth plans for the cut-to-length business out of the Schaumburg, Illinois facility. To support the growth of our fabrication services, the new Bartlett facility will initially house two lasers and four press brakes.

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

On June 1, 2020, we opened a 120,000-square-foot metal processing facility, located in Buford, Georgia. The location expanded our southeastern region footprint, which also includes facilities in Locust, North Carolina; Winder, Georgia; and Hanceville, Alabama. The Buford facility acts as the region’s primary flat-rolled fabrication hub, with first-stage metal processing anchored in the Winder facility, metal distribution in both the Winder, Georgia and Hanceville, Alabama locations, and pipe and tube laser fabrication and bending and welding at the Locust, North Carolina location. As part of the expansion, we added a new Mitsubishi fiber optic laser, a new Eagle 20kw laser system, a 600-ton Verson stamping press with a COE coil feed system and 2 Lincoln robotic welding cells. The additional equipment and processing capacity complement the region’s existing value-added fabrication capabilities and support the Company’s commitment to automotive original equipment manufacturers, or OEMs, and their tier 1 and 2 parts makers, as well as responds to increasing demand from other OEM customers.

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

Disposition of Assets: On September 17, 2021, we sold substantially all of the assets related to our Detroit, Michigan operation to Venture Steel (U.S.), Inc. The proceeds of the sale were used for working capital needs as well as the acquisitions and investments in the subsequent organic growth opportunities noted above. The Detroit operation was primarily focused on the distribution of carbon flat-rolled steel to domestic automotive manufacturers and their suppliers.

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

We offer business solutions to our customers through value-added and value-engineered services. We also provide inventory stocking programs and in-plant Olympic Steel employees located at certain customer facilities to help reduce customers’ costs. Our owned truck fleet and dedicated carrier fleet further enhance our just-in-time deliveries based on our customers’ requirements.

Our Flawless execution, or Fe, program is a commitment to provide superior customer service while striving to exceed customer expectations. This program includes tracking on-time delivery and quality performance against objectives, and recognition of employee initiatives to improve efficiencies, streamline processes or reduce operating expenses at each operation.

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

Management. We believe one of our strengths is the depth, knowledge and experience of our management team. In addition to our executive officers, members of our senior management team have a diversity of backgrounds within the metals industry, including management positions at metals producers and other metals service centers. They average 29 years of experience in the metals industry and 20 years with our company. We have a succession planning and leadership development process in place, which allows us to further enhance our management team by the promotions of employees to executive management positions within the organization.

Products, Processing Services and Quality Standards

We carry a wide selection of metals products and grades, ranging from commercial quality to ultra-high strength steel and specialty metals including;

●	Stainless steel and aluminum coil and sheet products, angles, rounds and flat bar;
●	Alloy, heat treated and abrasion resistant coil, sheet and plate;
●	Coated metals including galvanized, galvannealed, electro galvanized, advanced high strength steels, aluminized, and automotive grades of steel;
●	Cold rolled carbon including commercial quality, advanced high strength steel, drawing steel and automotive grades cold rolled steel coil and sheet products;
●	Hot rolled carbon including hot rolled coil, sheet and plate steel products including pickled and oiled, automotive grades, advanced high strength steels, and high strength low alloys;
●

Tube, pipe & bar products including round, square, and rectangular mechanical and structural tubing; hydraulic and stainless tubing; boiler tubing; carbon, stainless, and aluminum pipe; and valves and fittings; and

●	Tin mill products including electrolytic tinplate, electrolytic chromium coated steel and black plate.

With the acquisitions of EZ Dumper and McCullough, we manufacture hydraulic dump inserts and self-dumping hoppers. With the acquisition of Shaw, we manufacture and distribute stainless steel bollards and water treatment systems. With the acquisition of Metal-Fab, we manufacture venting, micro air and clean air products for residential, commercial and industrial applications beginning in 2023.

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

Our traditional service center and higher value-added processes include;

●	Cut-to-length - cutting metal along the width of the coil, or to desired lengths;
●	Slitting - cutting metal to specified widths along the length of the coil;
●	Shearing - the process of cutting sheet metal;
●	Blanking - cutting metal into specific shapes with close tolerances;
●	Tempering - cold rolling process that improves the uniformity of the thickness and flatness of the metals;
●	Stretcher-leveling - stretching process that improves the uniformity of the thickness and flatness of the metals;
●	Plate and laser processing - cutting metal into specific shapes and sizes via laser, plasma and flame cutting;
●	Forming and machining - bending, drilling, milling, tapping, boring and sawing metal;
●	Tube processing - tube bending and end finishing;
●	Finishing - shot blasting, grinding, edging, threading and grooving, beveling and polishing;
●	Fabrication - machining, welding, assembly, painting and kitting of component parts; and
●	Value added services, including saw cutting, laser cutting, beveling, threading and grooving.

The flat products segment is separated into two reportable segments; specialty metals flat products and carbon flat products. The flat products segments’ assets and resources are shared by the specialty metals and carbon flat products segments and both segments’ products are, in some instances, stored in the shared facilities and processed on the shared equipment.

The following table sets forth, as of December 31, 2022, the major pieces of processing equipment in operation by segment:

Processing Equipment	Consolidated Flat Products	Tubular and Pipe Products	Total
Cut-to-length	18	14	32
Slitting	12	-	12
Shearing	9	-	9
Blanking	2	-	2
Tempering	3	-	3
Stretcher-leveling	2	-	2
Plate processing	26	-	26
Laser processing	30	10	40
Forming	24	-	24
Machining	41	82	123
Tube processing	2	35	37
Finishing	31	3	34
Painting	1	1	2
Total	201	145	346

Our quality assurance system, led by certified specialists and engineers, establishes controls and procedures covering all aspects of our products from the time the material is ordered through receipt, processing and shipment to the customer. These controls and procedures encompass periodic supplier and customer audits, workshops with customers, inspection equipment and criteria, preventative actions, material traceability and certification. We have quality testing labs at several of our facilities, including at our facilities in Cleveland, Ohio; Minneapolis, Minnesota; Buford, Georgia and Bettendorf, Iowa.

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

Customers and Distribution

We have a diverse customer and geographic base, which helps to reduce the inherent risk and cyclicality of our business. Net sales to our top three customers, in the aggregate, approximated 7%, 6% and 6% of our consolidated net sales in 2022, 2021 and 2020, respectively. We serve customers in metals consuming industries, including manufacturers and fabricators of transportation and material handling lift equipment, construction, mining and farm equipment, storage tanks, environmental and energy generation equipment, automobiles, food service and electrical equipment, as well as general and plate fabricators and metals service centers.

The table below shows the percentage of our consolidated net sales to the largest industries for the past three years.

Industry	2022	2021	2020
Industrial machinery and equipment manufacturers and their fabricators	52%	47%	47%
Metals service centers	9%	11%	11%
Residential and commercial construction	7%	8%	8%
Automobile manufacturers and their suppliers	2%	7%	7%
Transportation equipment manufacturers	8%	6%	6%
All others <5%	22%	21%	21%

While we ship products throughout the United States, most of our customers are located in the midwestern, eastern and southern regions of the United States. Most customers are located within a 250-mile radius of one of our processing facilities, thus enabling an efficient delivery system capable of handling a high frequency of short lead time orders. We transport our products directly to customers via our owned truck fleet and dedicated carrier fleet, which further supports the just-in-time delivery requirements of our customers, and third-party trucking firms.

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

Inventory management is a key profitability driver in the metals service center industry. Similar to many other metals service centers, we maintain substantial inventories of metals to accommodate the short lead times and just-in-time delivery requirements of our customers. Accordingly, we purchase metals in an effort to maintain our inventory at levels that we believe to be appropriate to satisfy the anticipated needs of our customers based upon historic buying practices, purchase forecasts and commitments with customers, supplier lead times and market conditions.

Our commitments to purchase metals are generally at prevailing market prices in effect at the time we place our orders. We enter into pass through nickel swaps at the request of our customers in order to mitigate our customers’ risk of volatility in the price of metals. The swaps are settled with the brokers at maturity and the economic benefit or loss arising from the changes in fair value of the swaps is contractually passed through to the customer.

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

Suppliers

We concentrate on developing supply relationships with reliable high-quality domestic and international metals producers, using a coordinated effort to be the customer of choice for business critical suppliers. We employ sourcing strategies that maximize the quality, production lead times and transportation economies of a global supply base. We are an important customer of flat-rolled coil and plate, pipe and tube for many of our principal suppliers, but we are not dependent on any one supplier. We purchase in bulk from metals producers in quantities that are efficient for such producers. This enables us to maintain a continued source of supply that we believe is competitively priced. We believe the access to our facilities and equipment, and our high quality customer services and solutions, combined with our long-standing prompt pay practices, will continue to be important factors in maintaining strong relationships with metals suppliers.

The metals producing supply base has experienced significant consolidation, with a few suppliers accounting for a majority of the domestic carbon flat-rolled steel market. We purchased approximately 39% and 51% of our total metals requirements from our three largest suppliers in 2022 and 2021, respectively. Although we have no long-term supply commitments, we believe we have good relationships with our metals suppliers. If, in the future, we are unable to obtain sufficient amounts of metals on a timely basis, we may not be able to obtain metals from alternate sources at competitive prices. In addition, interruptions or reductions in our supply of metals could make it difficult to satisfy our customers’ just-in-time delivery requirements, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Management Information Systems

Information systems and technology are important components of our strategy. We have invested in technologies and related personnel as a foundation for growth.  We depend on our Enterprise Resource Planning, or ERP, systems for financial reporting, management decision-making, inventory management, order tracking and fulfillment and production optimization.  We continue to upgrade and consolidate our systems for optimal use of resources and to assure we are taking advantage of appropriate technology offerings.

Our information systems focus on the following core application areas:

Inventory Management.  Our information systems track the status, quantity and cost of inventories by product, location and process in real time.  This information is essential to optimize inventory management.

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

Information security and continuous availability of information processing are of highest priority. Our information professionals employ proven security and monitoring practices, controls, education and tools to mitigate cyber-security risks and threats. In case of physical emergency or threat, our ERP systems, accounting systems, internet and communications systems are duplicated at a secure off-site computing facility or through secure, multi-site cloud providers.

Automation Initiatives

We believe that investing in processing automation solutions is an important component in realizing our profitable growth strategy. We have made investments in automated packaging, material handling and welding, among other solutions, to gain production efficiencies, decrease production costs, improve safety conditions for our employees and to ease labor shortage risks.

Human Capital Management

Our employees are our most valued resource. We work to attract a diverse, qualified workforce through an inclusive and accessible recruiting process that utilizes online recruiting, campus outreach, internships and job fairs. We seek to retain and develop employees by offering competitive wages, benefits and training opportunities, as well as promoting a safe and healthy workplace culture. We comply with all applicable state, local and international laws governing nondiscrimination in employment in every location in which we operate. All applicants and employees are treated with the same high level of respect regardless of their gender, ethnicity, religion, national origin, age, marital status, political affiliation, sexual orientation, gender identity, disability, veteran or other protected status. Our core values (Accountability, Corporate Citizenship, Customer Satisfaction, Employee Development, Financial Stability, Integrity, Respect, Safety and Teamwork) guide our decisions and behavior and set a standard of excellence that rewards our employees.

At December 31, 2022, we employed approximately 1,668 people. Approximately 179 of the hourly plant personnel are represented by seven separate collective bargaining units. The table below shows the expiration dates of the collective bargaining agreements.

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

The registered tradenames “SHAW STAINLESS” and “SHAW STAINLESS & ALLOY” were acquired by us in conjunction with the asset acquisition of Shaw Stainless.

We hold patents for certain bollard coverings and methods of manufacturing and use thereof which were acquired in conjunction with the asset acquisition of Shaw Stainless.

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

Effects of Inflation

Inflation generally affects us by increasing the cost of employee wages and benefits, transportation services, energy, borrowings under our credit facility, processing equipment, and purchased metals. Although general inflation, excluding increases in the price of metals and increased labor and distribution expense, has increased during 2022, it has not had a material effect on our financial results during the past three years, but may have a significant impact in future years.

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
●

risks associated with the COVID-19 pandemic, including, but not limited to customer closures, reduced sales and profit levels, slower payment of accounts receivable and potential increases in uncollectible accounts receivable, falling metals prices that could lead to lower of cost or net realizable value inventory adjustments and the impairment of intangible and long-lived assets, negative impacts on our liquidity position, inability to access our traditional financing sources on the same or reasonably similar terms as were available before the COVID-19 pandemic and increased costs associated with and less ability to access funds under our asset-based credit facility, or ABL Credit Facility, and the capital markets;

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
●

reduced availability and productivity of our employees, increased operational risks as a result of remote work arrangements, including the potential effects on internal controls, as well as cybersecurity risks and increased vulnerability to security breaches, information technology disruptions and other similar events;

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

Our principal raw materials are carbon and stainless steel and aluminum flat-rolled coil, sheet, plate, prime tin mill, pipe and tube that we typically purchase from multiple primary metals producers. The metals industry as a whole is cyclical and, at times, pricing and availability of metals can be volatile due to numerous factors beyond our control, including general domestic and international economic conditions, sales levels, competition, levels of inventory held by other metals service centers, producer lead times, higher raw material costs for the producers of metals, imports, import duties and tariffs and currency exchange rates. For example, starting in August 2020, metals prices increased significantly and reached record levels during 2021 before beginning to decline in October 2021. Metals prices for all segments continued to decrease through December 2022. This volatility can significantly affect the availability and cost of raw materials to us.

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

We ship products throughout the United States via our owned truck fleet, our dedicated carrier fleet or by third-party trucking firms. Our business depends on the daily transportation of a large number of products. We depend to a certain extent on third parties for transportation of our products to customers as well as inbound delivery of our raw materials.

If any of these providers were to fail to deliver materials to us in a timely manner, we may be unable to process and deliver our products in response to customer demand. If any of these third parties were to cease operations or cease doing business with us, we may be unable to replace them at a reasonable cost. Failure of a third-party transportation provider to provide transportation services, or our inability to hire drivers for our in-house truck fleet, could harm our reputation, negatively affect our customer relationships and have a material adverse effect on our financial position and results of operations.

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

At December 31, 2022, we employed approximately 1,668 people. Approximately 179 of the hourly plant personnel are represented by seven separate collective bargaining units. Any prolonged work stoppages by our personnel represented by collective bargaining units could have a material adverse impact on our business, financial condition, results of operations and cash flows.

In addition, many of our larger customers have unionized workforces and some have experienced significant labor disruptions in the past such as work stoppages, slow-downs and strikes. A labor disruption at one or more of our major customers could interrupt production or sales by that customer and cause that customer to halt or limit orders for our products. Any such reduction in the demand for our products could adversely affect our business, financial condition, results of operations and cash flows.

An interruption in the sources of our metals supply could have a material adverse effect on our results of operations.

We purchased approximately 39% and 51% of our total metals requirements from our three largest suppliers in 2022 and 2021, respectively. Over the past years, supplier consolidation, decreased mill production due to the COVID-19 pandemic and import tariffs decreased steel availability and increased mill lead times and steel prices. Fewer available suppliers increases the risk of supply disruption through both scheduled and unscheduled supplier outages. Conversely, the addition of new mill sources and decreased domestic demand could lead to domestic over capacity, which could lead to a decrease in steel prices, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Approximately 52% and 47% of our 2022 and 2021 consolidated net sales, respectively, were to industrial machinery and equipment manufacturers and their fabricators. Due to the concentration of customers in the industrial machinery and equipment industry, a decline in production levels in that industry could result in lower sales, gross profits and profitability. Approximately 2% and 7% of our 2022 and 2021 consolidated net sales, respectively, were to automotive manufacturers or manufacturers of automotive components and parts, whom we refer to as automotive customers. Historically, due to the concentration of customers in the automotive industry, our gross profits on these sales have generally been less than our gross profits on sales to customers in other industries. On September 17, 2021, we sold substantially all of the assets related to our Detroit, Michigan operation. The Detroit operation was primarily focused on the distribution of carbon flat-rolled steel to domestic automotive manufacturers and their suppliers. After the sale, less than 3% of our sales were to automotive manufacturers or manufacturers of automotive components and parts.

Supply chain disruptions and inflationary pressures caused by the COVID-19 pandemic, and other factors, has had, and could continue to have an adverse effect on our business, financial condition and liquidity.

We are dependent on our suppliers to provide us with metal. During 2021 and 2022, we experienced increased supply chain disruptions resulting from the imbalance of metal supply and end-user demands as customer demand increased without a corresponding increase in metal supply, as businesses reopened after the COVID-19 pandemic. Our inability to meet customer demand as a result of supply disruptions and inflationary pressures could result in lower sales and profits.

Although it is not possible to predict the ultimate impact of the COVID-19 pandemic or future worldwide health emergencies, including on our business, financial position or liquidity, such impacts that may be material include, but are not limited to: (i) reduced sales and profit levels, (ii) the slower payment of accounts receivable and potential increases in uncollectible accounts receivable, (iii) falling metals prices that could lead to lower of cost or market inventory adjustments and the impairment of intangible and long-lived assets, (v) reduced availability and productivity of our employees, (vi) increased operational risks as a result of remote work arrangements, including the potential effects on internal controls, as well as cybersecurity risks and increased vulnerability to security breaches, information technology disruptions and other similar events, (vii) negative impacts on our liquidity position, (viii) inability to access our traditional financing sources on the same or reasonably similar terms as were available before the a pandemic, and (ix) increased costs and less ability to access funds under our ABL Credit Facility and the capital markets. To the extent the duration of any of these conditions extends for a longer period of time, the impact will generally be a more severe adverse impact.

We cannot predict the impact that the COVID-19 pandemic or future worldwide health emergencies ultimately will have on our customers, suppliers, vendors, and other business partners, and each of their financial conditions; however, any material effect on these parties could adversely impact us. The situation is changing rapidly and additional impacts may arise that we are not aware of currently.

Our success is dependent upon our relationships with certain key customers.

We have derived and expect to continue to derive a significant portion of our revenues from a relatively limited number of customers. Collectively, our top three customers accounted for approximately 7% and 6% of our consolidated net sales in 2022 and 2021, respectively. Approximately 52% and 47% of our consolidated net sales during 2022 and 2021, respectively, were directly related to industrial machinery and equipment manufacturers and their fabricators. Due to the large concentration of customers in few segments, changes to demand of product by customers in the industrial machinery and equipment manufacturers and their fabricators could have a material adverse effect on our business, our results of operations and our cash flows. Many of our larger customers commit to purchase on a regular basis at agreed upon prices over periods from three to twelve months. We generally do not have long-term contracts with our customers. As a result, the relationship, as well as particular orders, can generally be terminated with relatively little advance notice. The loss of any one of our major customers or decrease in demand by those customers or credit constraints placed on them could have a material adverse effect on our business, our results of operations and our cash flows.

Capital deployed for acquisitions and capital investments at our existing locations may be unable to achieve expected results, or sustain our growth and events or circumstances that could adversely impact operations could have a material adverse effect on our results of operations.

We have grown through acquisitions and by increasing sales and services to our existing customers, aggressively pursuing new customers and services, building or purchasing new facilities, acquiring and upgrading processing equipment and expanding our product mix in order to expand the range of customer services and products that we offer. We intend to actively pursue our growth strategy in the future.

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

We continue to invest in processing equipment to support customer demand. Although we have successfully installed new and used processing equipment in the past, we can provide no assurance that future installations will be successful, or achieve expected results. Risks associated with the installations include, but are not limited to:

●	a significant use of management and employee time;
●	the possibility that the performance of the equipment does not meet expectations; and
●	the possibility that delays from the installations may make it difficult for us to maintain relationships with our customers, employees or suppliers.

Difficulties and delays associated with the installation of new processing equipment could adversely affect our business, our customer service, our results of operations and our cash flows.

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

Increased global information technology security requirements, vulnerabilities, threats and a rise in sophisticated and targeted cybercrime pose a risk to the security of our systems, networks and the confidentiality, availability and integrity of our data. The risk has been further enhanced with an increased remote workforce post COVID-19 pandemic. Despite our efforts to protect sensitive information and confidential and personal data, our facilities and systems and those of our third-party service providers may be vulnerable to security breaches. This could lead to disclosure, modification or destruction of proprietary and other key information, ransom payments, production downtimes and operational disruptions, which in turn could adversely affect our business, financial condition, results of operations and cash flows.

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

We are in the process of implementing information systems and eliminating our legacy operating systems. The objective is to standardize and streamline business processes and improve support for our service center and fabrication business. Risks associated with the phased implementation include, but are not limited to:

●	a significant deployment of capital and a significant use of management and employee time;
●	the possibility that the timelines, costs or complexities related to the new system implementation will be greater than expected;
●	limitations on the availability and adequacy of proprietary software or consulting, training and project management services, as well as our ability to retain key personnel;
●	the possibility that the software, once fully implemented, does not function as planned;
●	the possibility that software and implementation vendors may not be able to support the project as planned;
●	the possibility that benefits from the systems may be less or take longer to realize than expected; and
●	the possibility that disruptions from the implementation may make it difficult for us to maintain relationships with our customers, employees or suppliers.

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

Our success is dependent upon the management and leadership skills of our senior management team. Michael D. Siegal has served as our Executive Chairman of the Board since January 1, 2019, after serving as our Chief Executive Officer since 1984. Richard T. Marabito has served as our Chief Executive Officer since January 1, 2019, after serving as our Chief Financial Officer since 2010, and Richard A. Manson has served as our Chief Financial Officer since January 1, 2019, after serving as our Vice President and Treasurer since 2013. Andrew S. Greiff has served as our President and Chief Operating Officer since January 1, 2020 after serving as our Executive Vice President and Chief Operating Officer since 2016. The loss of any member of our senior management team or the failure to attract and retain additional qualified personnel could prevent us from implementing our business strategy. We have employment agreements, which include non-competition provisions, with our Chief Executive Officer, our President and Chief Operating Officer, and our Chief Financial Officer that expire on January 1, 2024, January 1, 2025, and January 1, 2027, respectively.

Participation in multiemployer pension plans carry withdrawal liability risks, which could impact our results of operations and financial condition.

Through our CTI subsidiary, we contribute to one multiemployer pension plan. The risks of participating in the multiemployer plan are different from a single-employer plan in that (i) assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers, (ii) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers, and (iii) if CTI chooses to stop participating in the multiemployer plan, CTI may be required to pay the plan an amount based on the unfunded status of the plan, referred to as a withdrawal liability. Any future withdrawal liability could adversely affect our business, financial condition, results of operations and cash flows.

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

We currently carry insurance from financially strong, highly rated counterparties in established markets to cover significant risks and liabilities. However, our insurance coverage may be inadequate if such claims do arise and any liability not covered by insurance could have a material adverse effect on our business. Disputes with insurance carriers, including over policy terms, reservation of rights, the applicability of coverage (including exclusions), compliance with provisions (including notice) and/or the insolvency of one or more of our insurers may significantly affect the amount or timing of recovery. Although we have been able to obtain insurance in amounts we believe to be appropriate to cover such liability to date, our insurance premiums may increase in the future as a consequence of conditions in the insurance business generally or our situation in particular. Any such increase could result in lower net income or cause the need to reduce our insurance coverage. In addition, a future claim may be brought against us that could have a material adverse effect on us.

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

The borrowings under our ABL Credit Facility are primarily at variable interest rates. If interest rates in the future, which may be highly volatile, were to increase 100 basis points (1.0%) from December 31, 2022 rates and, assuming no change in total debt from December 31, 2022 levels, the additional annual interest expense to us would be approximately $0.9 million.

The discontinuance of the London Interbank Offered Rate, or LIBOR, and adoption of the Secured Overnight Funding Rate, or SOFR, may adversely affected interest expense related to our outstanding debt, including amounts borrowed under the ABL Credit Facility.

As of December 31, 2022, we had approximately $165.7 million of borrowings outstanding that was indexed to LIBOR. On January 3, 2023, the Company entered into a Sixth Amendment to Third Amended and Restated Loan and Security Agreement, which amened our existing ABL Credit Facility. This amendment updated the refence rate on these borrowings from LIBOR to SOFR. These changes may result in interest obligations that do not otherwise correlate exactly over time with the payments that would have been made on such debt if LIBOR had been used. We cannot be sure that this change will be without any adverse impacts, but we believe there will be no material impact on our financial position or results of operations

Regulatory and Environmental Risks

Quotas and tariffs imposed or removed as a result of government actions can cause significant fluctuations in our operating results.

Global demand and global metals pricing, supply and demand are impacted by quotas and tariffs imposed as a result of government actions. The tariffs initiated by the U.S. government in 2018 under Section 232 of the Trade Expansion Act of 1962 (section 232 tariffs) resulted in increased metals prices in the United States. Effective January 1, 2022, the United States and the European Union replaced the existing 25 percent tariff on EU steel products and 10 percent tariff on EU aluminum products with a tariff-rate quota, or TRQ. Under the TRQ arrangement, historically based volumes of EU steel and aluminum products will enter the U.S. without application of Section 232 duties subject to certain conditions. The removal and addition of country-specific tariffs has caused uncertainty in the metals marketplace. Any additional future tariffs or quotas imposed on steel and aluminum imports may increase the price of metal, which may impact our sales, gross margin and profitability if we are unable to pass the increased prices onto our customers. The prolonged imposition of tariffs could also lead to additional trade disputes that could impact the global demand for metals and impact our sales, gross margin and profitability. Conversely, the removal of existing tariffs could cause the price of metal to decline, which may impact our sales, gross margin and profitability.

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

Expectations relating to environmental, social and governance considerations expose us to potential liabilities, increased costs, reputational harm and other adverse effects on our business.

Many governments, regulators, investors, employees, customers and other stakeholders are increasingly focused on environmental, social and governance (ESG) considerations relating to businesses, including climate change and greenhouse gas emissions, human capital and diversity, equity and inclusion. We make statements about our ESG goals and initiatives through information provided on our website, press statements and other communications. Responding to these ESG considerations and implementation of these goals and initiatives involves risks and uncertainties, requires investments, which could be material, and are impacted by factors that may be outside of our control. In addition, some stakeholders may disagree with our goals and initiatives and the focus of stakeholders may change and evolve over time. Stakeholders also may have very different views on where ESG focus should be placed, including differing views of regulators in various jurisdictions in which we operate. Any failure, or perceived failure, by us to achieve our goals, further our initiatives, adhere to our public statements, comply with federal, state or international ESG laws and regulations, or meet evolving and varied stakeholder expectations and standards could result in legal and regulatory proceedings against us and materially adversely affect our business, reputation, results of operations, financial condition and stock price.

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

Michael D. Siegal, our Executive Chairman of the Board and one of our largest shareholders, owned approximately 10.9% of our outstanding common stock as of December 31, 2022. Mr. Siegal may have the ability to significantly influence matters requiring shareholder approval. In deciding how to vote on such matters, Mr. Siegal may be influenced by interests that conflict with yours.

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

The following table sets forth certain information concerning our principal properties including which segment’s products are serviced out of each location:

					Segment
Operation	Location	Square Feet	Function	Owned or Leased	Carbon Flat	Specialty Metals Flat	Tube and Pipe
Cleveland	Bedford Heights, Ohio (1)	127,000	Corporate offices, coil processing and distribution center	Owned	✔	✔
	Bedford Heights, Ohio (1)	121,500	Coil and plate processing, distribution center and offices	Owned	✔	✔	✔
	Bedford Heights, Ohio (1)	59,500	Plate processing, distribution center and offices	Leased (2)	✔
	Dover, Ohio	62,000	Plate processing, fabrication and distribution center	Owned	✔
Minneapolis	Plymouth, Minnesota	196,800	Coil and plate processing, distribution center and offices	Owned	✔	✔
	Plymouth, Minnesota	112,200	Plate processing, fabrication, distribution center and offices	Owned	✔
Chambersburg	Chambersburg, Pennsylvania	157,000	Plate processing, distribution center and offices	Owned	✔
	Chambersburg, Pennsylvania	150,000	Plate processing, fabrication, manufacturing, distribution center and offices	Owned	✔
Iowa	Bettendorf, Iowa	244,000	Coil and plate processing, fabrication, distribution center and offices	Owned	✔	✔
Winder	Winder, Georgia	285,000	Coil and plate processing, fabrication, distribution center and offices	Owned	✔	✔	✔
	Buford, Georgia	120,000	Coil and plate processing, fabrication, and distribution center	Leased (3)	✔	✔
Kentucky	Mt. Sterling, Kentucky	100,000	Plate processing, fabrication and distribution center	Owned	✔
	Mt. Sterling, Kentucky	107,000	Distribution center and offices	Owned	✔		✔
Gary	Gary, Indiana	183,000	Coil processing, distribution center and offices	Owned	✔	✔
Connecticut	Milford, Connecticut	134,000	Coil processing, distribution center and offices	Owned	✔	✔
Chicago	Schaumburg, Illinois	122,500	Coil and sheet processing, distribution center and offices	Owned	✔	✔
Bartlett	Bartlett, Illinois	81,400	Coil and sheet processing, fabrication and distribution center	Leased (4)	✔	✔
Berlin Metals	Hammond, Indiana	117,950	Coil processing, distribution center and offices	Leased (5)		✔
McCullough Industries	Kenton, Ohio	75,000	Manufacturing facility	Owned	✔	✔
Streetsboro	Streetsboro, Ohio	66,200	Coil and sheet processing, distribution center and offices	Owned		✔
	Latrobe, Pennsylvania	43,200	Coil and sheet processing, distribution center	Leased (6)		✔
Rock Hill	Rock Hill, South Carolina	45,075	Distribution, processing center and offices	Owned		✔
Dallas	Carrollton, Texas	44,480	Distribution, processing center and offices	Owned		✔
Houston	Houston, Texas	30,000	Distribution, processing center and offices	Leased (7)	✔

Operation	Location	Square Feet	Function	Owned or Leased	Carbon Flat	Specialty Metals Flat	Tube and Pipe
Springdale	Springdale, Arkansas	12,200	Distribution, processing center and offices	Leased (8)		✔
Kansas City	Riverside, Missouri	11,300	Distribution, processing center and offices	Leased (9)		✔
Powder Springs	Powder Springs, Georgia	11,275	Fabrication and offices	Leased (10)		✔
	Powder Springs, Georgia	17,766	Fabrication	Leased (11)		✔
	Powder Springs, Georgia	22,200	Fabrication	Leased (12)		✔
Marietta	Marietta, Georgia	11,300	Distribution and offices	Leased (13)		✔
	Marietta, Georgia	26,880	Distribution and offices	Leased (14)		✔
Hiram	Hiram, Georgia	16,000	Fabrication and offices	Leased (15)		✔
Albany	Albany, Georgia	12,000	Distribution	Leased (16)		✔
Chicago	Romeoville, Illinois	363,000	Corporate offices, fabrication and distribution center	Owned			✔
St. Paul	St. Paul, Minnesota	132,000	Distribution center and offices	Owned			✔
Charlotte	Locust, North Carolina	127,600	Distribution center, fabrication and offices	Owned			✔
Fond du Lac	Fond du Lac, Wisconsin	117,000	Distribution center and offices	Owned	✔		✔
Indianapolis	Indianapolis, Indiana	79,000	Distribution center and offices	Owned			✔
Des Moines	Ankeny, Iowa	50,000	Distribution center and offices	Owned			✔
Owatonna	Owatonna, Minnesota	23,000	Production cutting center	Owned			✔

(1)	The Bedford Heights facilities are all adjacent properties.
(2)	This facility is leased from a related party. The lease expires on December 31, 2023, with renewal options.
(3)	The lease on this facility expires on July 1, 2027.
(4)	The lease on this facility expires on June 30, 2027, with renewal options.
(5)	The lease on this facility expires on August 31, 2024, with renewal options.
(6)	The lease on this facility expires on May 1, 2024.
(7)	The lease on this facility expires on October 31, 2025, with renewal options.
(8)	The lease on this facility expires on July 1, 2023, with renewal options.
(9)	The lease on this facility expires on January 31, 2026.
(10)	The lease on this facility expires on June 30, 2029.
(11)	The lease on this facility expires on June 30, 2029.
(12)	The lease on this facility expires on June 30, 2029.
(13)	The lease on this facility expires on June 30, 2029.
(14)	The lease on this facility expires on June 30, 2029.
(15)	The lease on this facility expires on June 30, 2029.
(16)	The lease on this facility expires on January 1, 2029.

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

Michael D. Siegal, age 70, has served as the Executive Chairman of our Board of Directors since January 2019. He previously served as our Chief Executive Officer from 1984 until December 2018 and as Chairman of our Board of Directors from 1994 until December 2018. From 1984 until January 2001, he also served as our President. He has been employed by us in a variety of capacities since 1974. Mr. Siegal serves on the Board of Directors of Twin City Fan Companies, Ltd. He is currently on the Board of the Development Corporation for Israel and the immediate past Chair of the Board of Trustees of the Jewish Agency for Israel.

Richard T. Marabito, age 59, has served as our Chief Executive Officer since January 2019. From March 2000 through December 2018, he served as our Chief Financial Officer. He joined us in 1994 as Corporate Controller and served in this capacity until March 2000. He also served as Treasurer from 1994 through 2002 and again from 2010 through 2012. Prior to joining us, Mr. Marabito served as Corporate Controller for a publicly traded wholesale distribution company and was employed by a national accounting firm in its audit department. Mr. Marabito is the Chair of the Metals Service Center Institute (MSCI), a North American metals industry trade association. He serves on the Board of Trustees for the University of Mount Union and has been a Board and Audit Committee member of CBIZ (CBZ: NYSE), one of the nation’s top providers of accounting, tax and advisory services, since August 2021. He served as a Board Member of the Make-A-Wish Foundation of Ohio, Kentucky and Indiana and was past Chair of its Northeast Ohio regional board.

Richard A. Manson, age 54, has served as our Chief Financial Officer since January 2019, and has been employed by us since 1996.  From January 2013 through December 2018, he served as our Vice President and Treasurer. From March 2010 through December 2012, he served as our Vice President of Human Resources and Administration.  From January 2003 through March 2010, he served as our Treasurer and Corporate Controller.  From 1996 through 2002, he served as our Director of Taxes and Risk Management.  Prior to joining us, Mr. Manson was employed for seven years by a national accounting firm in its tax department.  Mr. Manson is a member of the Board of Directors of Catholic Charities, Diocese of Cleveland and the Advisory Board of Seeds for Liberty.  Mr. Manson is a certified public accountant and member of the Ohio Society of Certified Public Accountants and the American Institute of Certified Public Accountants.

Andrew S. Greiff, age 61, has served as our President and Chief Operating Officer since January 2020. From August 2016 through December 2019, he served as Executive Vice President and Chief Operating Officer. He previously served as President, Specialty Metals from 2011 to 2016 after having joined us in 2009 as Vice President of Specialty Metals. Prior thereto, Mr. Greiff spent 24 years in various positions within the steel industry and served as the President and CEO of his own steel trading company. Mr. Greiff served as a Board Member of the MSCI and a past director of Jewish Big Brother Big Sister and the Anti-Defamation League.

Lisa K. Christen, age 46, has served as our Vice President & Treasurer since January 2023. From January 2019 through December 2022, she served as our Corporate Controller & Treasurer. From March 2010 through December 2018, she served as our Corporate Controller. From 1999 through 2010 she served in various positions within the accounting department.  Ms. Christen serves as the Treasurer and is a Board Member of Seton Catholic School in Hudson, Ohio and serves on the finance committee of Walsh Jesuit High School, in Cuyahoga Falls, Ohio. Ms. Christen is a certified public accountant and member of the Ohio Society of Certified Public Accountants and the American Institute of Certified Public Accountants.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock trades on the Nasdaq Global Select Market under the symbol “ZEUS.”

Holders of Record

As of January 31, 2023, we estimate there were approximately 99 holders of record of our common stock.

Dividends

We expect to continue to make regular quarterly dividend distributions in the future, subject to the continuing determination by our Board of Directors that the dividend remains in the best interest of our shareholders. Our ABL Credit Facility restricts the aggregate amount of dividends and common stock repurchases that we can pay to $15.0 million annually without limitations. Dividend distributions in excess of $15.0 million require us to (i) maintain availability in excess of 20.0% of the aggregate revolver commitments or (ii) to maintain availability equal to or greater than 15.0% of the aggregate revolver commitments, and we must maintain a pro-forma ratio of EBITDA, minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00. Any determinations by the Board of Directors to pay cash dividends in the future will take into account various factors, including our financial condition, results of operations, current and anticipated cash needs, plans for expansion and restrictions under our credit agreement and any agreements governing our future debt. We cannot assure you that dividends will be paid in the future or that, if paid, the dividends will be at the same amount or frequency.

Issuer Purchases of Equity Securities

We did not purchase any of our equity securities during the quarter ended December 31, 2022.

On October 2, 2015, we announced that our Board of Directors authorized a stock repurchase program of up to 550,000 shares of the Company’s issued and outstanding common stock, which could include open market repurchases, negotiated block transactions, accelerated stock repurchases or open market solicitations for shares, all or some of which may be effected through Rule 10b5-1 plans. Any of the repurchased shares will be held in our treasury, or canceled and retired as our Board may determine from time to time. Any repurchases of common stock are subject to the covenants contained in the ABL Credit Facility. Our ABL Credit Facility restricts the aggregate amount of dividends and common stock repurchases that we can pay to $15.0 million annually without limitations. Purchases in excess of $15.0 million require us to (i) maintain availability in excess of 20.0% of the aggregate revolver commitments or (ii) to maintain availability equal to or greater than 15.0% of the aggregate revolver commitments and we must maintain a pro-forma ratio of EBITDA minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00. The timing and amount of any repurchases under the stock repurchase program will depend upon several factors, including market and business conditions, and limitations under the ABL Credit Facility. Repurchases may be discontinued at any time. As of December 31, 2022, 360,212 shares remain authorized for repurchase under the program.

Recent Sales of Unregistered Securities

We did not have any unregistered sales of equity securities during the quarter ended December 31, 2022.

ITEM 6. [RESERVED]

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

Overview

We are a leading metals service center that operates in three reportable segments; specialty metals flat products, carbon flat products, and tubular and pipe products. We provide metals processing and distribution services for a wide range of customers. Our specialty metals flat products segment’s focus is on the direct sale and distribution of processed aluminum and stainless flat-rolled sheet and coil products, flat bar products, prime tin mill products and fabricated parts. Through the acquisition of Shaw Stainless & Alloy, Inc., or Shaw, on October 1, 2021 and Action Stainless & Alloys, Inc., or Action Stainless, on December 14, 2020, our specialty metals flat products segment expanded its geographic footprint and enhanced its product offerings in stainless steel and aluminum plate, sheet, angles, rounds, flat bar, tubing and pipe. Shaw also manufactures and distributes stainless steel bollards and water treatment systems. Action Stainless offers a range of processing capabilities, including plasma, laser and waterjet cutting and computer numerical control, or CNC, machining. Our carbon flat products segment’s focus is on the direct sale and distribution of large volumes of processed carbon and coated flat-rolled sheet, coil and plate products and fabricated parts. Through acquisitions, our carbon flat products segment expanded its product offerings to include self-dumping metal hoppers and steel and stainless-steel dump inserts for pickup truck and service truck beds. On September 17, 2021, the Company sold substantially all of the assets related to its Detroit operation. The Detroit operation was primarily focused on the distribution of carbon flat-rolled steel to domestic automotive manufacturers and their suppliers and primarily included in the carbon flat-rolled segment. With the recent acquisition of Metal-Fab, on January 3, 2023, our carbon flat products segment will further expand our product offerings to include the manufacture of venting, micro air and clean air products for residential, commercial and industrial applications. Metal-Fab’s operational results are not included in this Annual Report on Form 10-K. In addition, we distribute metal tubing, pipe, bar, valves and fittings and fabricate pressure parts supplied to various industrial markets through our tubular and pipe products segment. Products that require more value-added processing generally have a higher gross profit. Accordingly, our overall gross profit is affected by, among other things, product mix, the amount of processing performed, the demand for and availability of metals, and volatility in selling prices and material purchase costs. We also perform toll processing of customer-owned metals. We sell certain products internationally, primarily in Canada and Mexico. International sales are immaterial to our consolidated financial results and to the individual segments’ results.

Our results of operations are affected by numerous external factors including, but not limited to: metals pricing, demand and availability; the availability, and increased costs of labor; global supply, the level of metals imported into the United States, tariffs, and inventory held in the supply chain; general and global business, economic, financial, banking and political conditions; competition; layoffs or work stoppages by our own, our suppliers’ or our customers’ personnel; fluctuations in the value of the U.S. dollar to foreign currencies; transportation and energy costs; pricing and availability of raw materials used in the production of metals and customers’ ability to manage their credit line availability. The metals industry also continues to be affected by the global consolidation of our suppliers, competitors and end-use customers.

Like other metals service centers, we maintain substantial inventories of metals to accommodate the short lead times and just-in-time delivery requirements of our customers. Accordingly, we purchase metals in an effort to maintain our inventory at levels that we believe to be appropriate to satisfy the anticipated needs of our customers based upon customer forecasts, historic buying practices, supply agreements with customers and market conditions. Our commitments to purchase metals are generally at prevailing market prices in effect at the time we place our orders. From time to time, we have entered into pass-through nickel swaps at the request of our customers in order to mitigate our customers’ risk of volatility in the price of metals, and we have entered into metals hedges to mitigate our risk of volatility in the price of metals. We have no long-term, fixed-price metals purchase contracts. When metals prices decline, customer demands for lower prices and our competitors’ responses to those demands could result in lower sale prices and, consequently, lower gross profits and earnings as we use existing metals inventory. When metals prices increase, competitive conditions will influence how much of the price increase we can pass on to our customers. To the extent we are unable to pass on future price increases in our raw materials to our customers, the net sales and gross profits of our business could be adversely affected.

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

Due to the nature of the products sold in each segment, there are significant differences in the segments’ average selling price and the cost of materials sold. The specialty metals flat products segment generally has the highest average selling price among the three segments followed by the tubular and pipe products segment and carbon flat products segment. Due to the nature of the tubular and pipe products, we do not report tons sold or per ton information. Gross profit per ton is generally higher in the specialty metals flat products segment than the carbon flat products segment. Gross profit as a percentage of net sales is generally higher in the specialty metals flat products and tubular and pipe products segments than the carbon flat products segment. Due to the differences in average selling prices, gross profit and gross profit percentage among the segments, a change in the mix of sales could impact total net sales, gross profit, and gross profit percentage. In addition, certain inventory in the tubular and pipe products segment is valued under the last-in, first-out, or LIFO, method. Adjustments to the LIFO inventory value are recorded to cost of materials sold and may impact the gross margin and gross margin percentage at the consolidated Company and tubular and pipe products segment levels.

Specialty metals flat products

The primary focus of our specialty metals flat products segment is on the direct sale and distribution of processed aluminum and stainless flat-rolled sheet and coil products, flat bar products, prime tin mill products and fabricated parts. Through the acquisition of Action Stainless on December 14, 2020 and Shaw on October 1, 2021, our specialty metals flat products segment expanded its geographic footprint and enhanced its product offerings in stainless steel and aluminum plate, sheet, angles, rounds, flat bar, tubing and pipe. Shaw also manufactures and distributes stainless steel bollards and water treatment systems. Action Stainless offers a range of processing capabilities, including plasma, laser and waterjet cutting and CNC machining. We act as an intermediary between metals producers and manufacturers that require processed metals for their operations. We serve customers in various industries, including manufacturers of food service and commercial appliances, agriculture equipment, transportation and automotive equipment. We distribute these products primarily through a direct sales force.

Carbon flat products

The primary focus of our carbon flat products segment is on the direct sale and distribution of large volumes of processed carbon and coated flat-rolled sheet, coil and plate products and fabricated parts. Through acquisitions, including the acquisition of Metal-Fab on January 3, 2023, our carbon flat products segment expanded its product offerings to include self-dumping metal hoppers, steel and stainless-steel dump inserts for pickup truck and service truck beds and venting, micro air and clean air products for residential, commercial and industrial applications. We act as an intermediary between metals producers and manufacturers that require processed metals for their operations. We serve customers in most metals consuming industries, including manufacturers and fabricators of transportation and material handling equipment, construction and farm machinery, storage tanks, environmental and energy generation equipment, automobiles, military vehicles and equipment, as well as general and plate fabricators and metals service centers. We distribute these products primarily through a direct sales force.

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

Results of Operations

This section of this Annual Report on Form 10-K generally discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. Discussions of 2020 items and year-to-year comparisons between 2021 and 2020 that are not included in this Annual Report on Form 10-K can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

2022 Compared to 2021

Our results of operations are impacted by the market price of metals. Metals prices fluctuate significantly and changes to our net sales, cost of materials sold, gross profit, cost of inventory and profitability, are all impacted by industry metals pricing.

Metals prices in our specialty metals products segment increased during 2022 compared to 2021 due to the unprecedented increase in metal surcharges experienced during 2022. The average price of stainless surcharges increased 40.7% during 2022 compared to 2021. Industry metals pricing on hot rolled coil steel decreased during 2022 by $872 per ton, or 56.8%. Despite the decrease in industry metals pricing during 2022, our average selling prices and average cost of materials sold were higher during 2022 than 2021 in the carbon flat products segment due to contract selling prices and higher inventory costs. Metals pricing for the tubular and pipe products segment lags behind the carbon flat products segment by several months.

Transactional or “spot” selling prices generally move in tandem with market price changes, while fixed selling prices typically lag and reset quarterly. Similarly, inventory costs (and, therefore, cost of materials sold) tend to move slower than market selling price changes due to mill lead times and inventory turnover impacting the rate of change in average cost. When average selling prices increase, and net sales increase, gross profit and operating expenses as a percentage of net sales will generally decrease. During 2022, our year-over-year sales volumes were negatively impacted by the sale of our Detroit operations on September 17, 2021, current economic trends and the absence of a large one-time pipe and tube contract shipment in 2021; however, our net sales were positively impacted by the price increases discussed above.

Consolidated Operations

The following table sets forth certain consolidated income statement data for the years ended December 31, 2022 and 2021 (dollars shown in thousands):

	2022		2021
	$	% of net sales	$	% of net sales
Net sales	$2,559,990	100.0	$2,312,253	100.0
Cost of materials sold (a)	2,073,930	81.0	1,802,052	77.9
Gross profit (b)	486,060	19.0	510,201	22.1
Operating expenses (c)	352,313	13.8	337,735	14.6
Operating income	133,747	5.2	172,466	7.5
Other loss, net	45	0.0	36	0.0
Interest and other expense on debt	10,080	0.4	7,631	0.3
Income before income taxes	123,622	4.8	164,799	7.1
Income taxes	32,691	1.2	43,748	1.9
Net income	$90,931	3.6	$121,051	5.2

(a) Includes $565 and $21,850 of LIFO expense in 2022 and 2021, respectively.
(b) Gross profit is calculated as net sales less the cost of materials sold.
(c) Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Net sales increased $247.7 million, or 10.7%, to $2.6 billion in 2022 from $2.3 billion in 2021. Specialty metals flat products net sales increased $190.3 million, or 32.5%, to $776.0 million in 2022 compared to $585.8 million in 2021 and were 30.3% of total net sales in 2022 compared to 25.3% of total net sales in 2021. Carbon flat products net sales increased $12.5 million, or 0.9%, to $1.4 billion in 2022 compared to $1.3 billion in 2021 and were 53.0% of total net sales in 2022 compared to 58.1% of total net sales in 2021. Tubular and pipe products net sales increased $45.0 million, or 11.8%, to $427.4 million in 2022 compared to $382.4 million in 2021 and were 16.7% of total net sales in 2022 compared to 16.5% of total net sales in 2021. The increase in net sales was due to a 26.0% increase in consolidated average selling prices during 2022 compared to 2021 partially offset by a 12.2% decrease in consolidated volume. Average selling prices in 2022 were $2,448 per ton, compared to $1,942 per ton in 2021. The increase in the average selling price is a result of the market pricing dynamics discussed above in Results of Operations.

Cost of materials sold increased $271.9 million, or 15.1%, to $2.1 billion in 2022 from $1.8 billion in 2021. During 2022, we recorded LIFO expense of $0.6 million compared to LIFO expense of $21.9 million in 2021. The increase in cost of materials sold in 2022 is primarily related to increased metals pricing in 2022 compared to 2021.

As a percentage of net sales, gross profit (as defined in footnote (b) in the table above) decreased to 19.0% in 2022 from 22.1% in 2021. The decrease in the gross profit as a percentage of net sales is due to the average costs of inventory increasing more quickly than the average selling prices discussed above in Results of Operations.

Operating expenses (as defined in footnote (c) in the table above) increased $14.6 million, or 4.3%, to $352.3 million in 2022 from $337.7 million in 2021. As a percentage of net sales, operating expenses decreased to 13.8% in 2022 from 14.6% in 2021. Operating expenses in the specialty metals flat products segment increased $19.5 million, operating expenses in the carbon flat products segment decreased $7.3 million, operating expenses in the tubular and pipe products segment decreased $1.9 million, and corporate expenses increased $4.3 million. Operating expenses increased during 2022 as a result of the inclusion of operating expenses related to the October 2021 acquisition of Shaw, increased inflationary impacts on transportation, labor, and other product support costs and increased variable performance-based compensation for the specialty metals flat products and pipe and tubular products segments, partially offset by lower year-over-year variable performance-based incentive compensation for the carbon flat products segment. During 2021, we recorded a $3.5 million gain, net of expenses, on the sale of our Detroit operations on September 17, 2021.

Interest and other expense on debt totaled $10.1 million in 2022 compared to $7.6 million in 2021. Our effective borrowing rate, exclusive of deferred financing fees and commitment fees, was 3.2% in 2022 compared to 2.5% in 2021. The increased effective borrowing rate is due to higher interest rates compared to 2021. Total average borrowings increased $24.6 million, or 9.6%, to $280.4 million in 2022 from $255.8 million in 2021, primarily related to increased working capital needs in 2022.

Income before income taxes totaled $123.6 million, or 4.8% of net sales, in 2022, compared to income before taxes of $164.8 million, or 7.1% of net sales, in 2021.

An income tax provision of 26.4% was recorded in 2022, compared to an income tax provision of 26.5% in 2021.

Net income in 2022 totaled $90.9 million, or $7.87 per basic and diluted share, compared to net income of $121.1 million, or $10.53 per basic and $10.52 per diluted share, in 2021.

Segment Results of Operations

Specialty metals flat products

The following table sets forth certain income statement data for the specialty metals flat products segment for the years ended December 31, 2022 and 2021 (dollars shown in thousands, except per ton data):

	2022		2021
		% of net sales		% of net sales
Direct tons sold	135,584		149,935
Toll tons sold	6,508		7,872
Total tons sold	142,092		157,807

Net sales	$776,022	100.0	$585,751	100.0
Average selling price per ton	5,461		3,712
Cost of materials sold	589,472	76.0	441,825	75.4
Gross profit (a)	186,550	24.0	143,926	24.6
Operating expenses (b)	92,888	11.9	73,382	12.5
Operating income	$93,662	12.1	$70,544	12.0

(a) Gross profit is calculated as net sales less the cost of materials sold.
(b) Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Tons sold in our specialty metals flat product segment decreased 16 thousand tons, or 10.0%, to 142 thousand tons in 2022 from 158 thousand tons in 2021. The decrease in tons sold was due to a shift towards lower volume fabrication and value-added services and current economic trends. We do not report tons sold for our Shaw operation.

Net sales in our specialty metals flat products segment increased $190.3 million, or 32.5%, to $776.0 million in 2022 from $585.8 million in 2021. The increase in sales was due to a 47.1% increase in average selling prices partially offset by a 10.0% decrease in sales volume during 2022 compared to 2021. Average selling prices in 2022 increased to $5,461 per ton, compared to $3,712 per ton in 2021. The increase in the year over year average selling price per ton is a result of the increased industry metals pricing discussed above in Results of Operations.

Cost of materials sold increased $147.6 million, or 33.4%, to $589.5 million in 2022 from $441.8 million in 2021. The increase in cost of materials sold was due to the increase in industry metals pricing discussed above in Results of Operations.

As a percentage of net sales, gross profit (as defined in footnote (a) in the table above) decreased to 24.0% in 2022 from 24.6% in 2021. The average gross profit per ton sold totaled $1,313 in 2022 compared to $912 in 2021. The decrease in the gross profit as a percentage of net sales is due to average selling price decreasing more quickly than the average cost of inventory as discussed above in Results of Operations.

Operating expenses (as defined in footnote (b) in the table above) increased $19.5 million, or 26.6%, to $92.9 million in 2022 from $73.4 million in 2021. As a percentage of net sales, operating expenses decreased to 12.0% of net sales in 2022 from 12.5% in 2021. The increase in operating expenses was primarily attributable to the inclusion of operating expenses related to the October 2021 acquisition of Shaw, which accounted for $6.1 million of the operating expense increase; increased variable expenses related to variable performance-based incentive compensation; and inflationary impacts on labor, transportation and other product support costs.

Operating income for 2022 totaled $93.7 million, or 12.1% of net sales, compared to $70.5 million, or 12.0% of net sales, in 2021.

Carbon flat products

The following table sets forth certain income statement data for the carbon flat products segment for the years ended December 31, 2022 and 2021 (dollars shown in thousands, except per ton data):

	2022		2021
		% of net sales		% of net sales
Direct tons sold	777,748		868,775
Toll tons sold	29,171		52,520
Total tons sold	806,919		921,295

Net sales	$1,356,605	100.0	$1,344,150	100.0
Average selling price per ton	1,681		1,459
Cost of materials sold	1,164,459	85.8	1,059,620	78.8
Gross profit (a)	192,146	14.2	284,530	21.2
Operating expenses (b)	167,131	12.4	174,456	13.0
Operating income (loss)	$25,015	1.8	$110,074	8.1

(a) Gross profit is calculated as net sales less the cost of materials sold.
(b) Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Tons sold decreased 114 thousand tons, or 12.4%, to 807 thousand tons in 2022 from 921 thousand tons in 2021. Toll tons sold decreased 23 thousand tons, or 44.4%, to 29 thousand tons in 2022 from 53 thousand tons in 2021. The decrease in tons sold was primarily due to the sale of our Detroit operations on September 17, 2021.

Net sales increased $12.5 million, or 0.9%, to $1.4 billion in 2022 from $1.3 billion in 2021. The increase in sales was due to a 15.2% increase in average selling prices offset by a 12.4% decrease in sales volume. Average selling prices in 2022 increased to $1,681 per ton, compared to $1,459 per ton in 2021.

Cost of materials sold increased $104.8 million, or 9.9%, to $1.2 billion in 2022 from $1.1 billion in 2021. The increase in cost of materials sold was due to increased industry metals pricing discussed above in Results of Operations.

As a percentage of net sales, gross profit (as defined in footnote (a) in the table above) decreased to 14.2% in 2022 from 21.2% in 2021. The average gross profit per ton sold decreased $71 per ton, or 22.9%, to $238 in 2022 from $309 in 2021. The decrease in gross profit as a percentage of net sales, and per ton, is a result of average selling prices decreasing more quickly than the average cost of inventory as discussed above in Results of Operations.

Operating expenses in 2022 decreased $7.3 million, or 4.2%, to $167.1 million from $174.5 million in 2021. As a percentage of net sales, operating expenses decreased to 12.3% in 2022 from 13.0% in 2021. Operating expenses decreased primarily due to lower variable performance-based incentive compensation and decreased operating costs due to the sale of our Detroit operations on September 17, 2021 partially offset by increased inflationary impacts on transportation and labor.

Operating income totaled $25.0 million, or 1.8% of net sales, in 2022 compared to operating income of $110.1 million, or 8.1% of net sales, in 2021.

Beginning in 2023, the carbon flat-products segment will include the results of Metal-Fab, which we acquired on January 3, 2023.  During the first quarter of 2023, we expect to record approximately $4.0 to $5.0 million of required GAAP-related purchase price expenses and adjustments, primarily expensed deal fees, the write-up of inventory to fair market value and the amortization of certain acquired intangible assets.

Tubular and pipe products

The following table sets forth certain income statement data for the tubular and pipe products segment for the years ended December 31, 2022 and 2021 (dollars shown in thousands).

	2022		2021
	$	% of net sales	$	% of net sales
Net sales	$427,363	100.0	$382,352	100.0
Cost of materials sold (a)	319,999	74.9	300,607	78.6
Gross profit (b)	107,364	25.1	81,745	21.4
Operating expenses (c)	72,508	16.9	74,392	19.4
Operating income	$34,856	8.2	$7,353	1.9

(a) Includes $565 and $21,850 of LIFO expense in 2022 and 2021, respectively.
(b) Gross profit is calculated as net sales less the cost of materials sold.
(c) Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Net sales increased $45.0 million, or 11.8%, to $427.4 million in 2022 from $382.4 million in 2021. The increase in net sales was due to a 28.8% increase in average selling prices offset by a 13.2% decrease in sales volume during 2022. The decrease in sales volume is primarily due to the absence of a large one-time contract shipment in 2021.

Cost of materials sold increased $19.4 million, or 6.5%, to $320.0 million in 2022 from $300.6 million in 2021. The increase in cost of materials sold is due to increased metals pricing discussed above in Results of Operations. As a result of continued increasing prices, during 2022, our tubular and pipe products segment recorded $0.6 million of LIFO expense, compared to $21.9 million of LIFO expense recorded in 2021.

As a percentage of net sales, gross profit (as defined in footnote (b) in the table above) increased to 25.1% in 2022 compared to 21.4% in 2021. As a percentage of net sales, the LIFO expense recorded in 2022 decreased gross profit by 0.2% compared to the LIFO expense recorded in 2021, which decreased gross profit by 5.7%.

Operating expenses (as defined in footnote (c) in the table above) decreased $1.9 million, or 2.5%, to $72.5 million in 2022 from $74.4 million in 2021. As a percentage of net sales, operating expenses decreased to 16.9% in 2022 compared to 19.4% in 2021. Operating expenses decreased as a result of the $2.1 million gain on sale of the Milan, Iowa facility in the first quarter of 2022; partially offset by increased inflationary impacts on labor, transportation, variable performance-based incentive compensation and other product support costs.

Operating income for 2022 totaled $34.9 million, or 8.2% of net sales, compared to $7.4 million, or 1.9% of net sales, in 2021.

Corporate expenses

Corporate expenses increased $4.3 million, or 27.6%, to $19.8 million in 2022 compared to $15.5 million in 2021. Corporate expense increased as a result of the $3.5 million gain, net of expenses recorded, on the sale of our Detroit operation on September 17, 2021, partially offset by decreased variable performance-based incentive compensation.

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

2022 Compared to 2021

Operating Activities

During 2022, we generated $185.9 million of cash from operations, of which $111.8 million was generated from operating activities and $74.1 million was generated from working capital. Net cash from operations during 2022 was primarily comprised of net income of $90.9 million and the $20.2 million addback of non-cash depreciation and amortization expense. During 2021, we used $146.4 million of net cash for operations, of which $137.5 million was generated from operating activities and $284.9 million was used for working capital needs. Net cash from operations during 2021 was primarily comprised of net income of $121.1 million and the $21.0 million addback of non-cash depreciation and amortization expense.

Working capital at December 31, 2022 totaled $493.4 million, a $71.7 million decrease from December 31, 2021. The decrease was primarily attributable to a $68.1 million decrease in inventory, a $64.8 million decrease in accounts receivable, and a $0.8 million decrease in prepaid expenses and other, offset by a $47.2 million decrease in accounts payable and outstanding checks and a $12.4 million decrease in accrued payroll and other accrued liabilities.

Investing Activities

Net cash used for investing activities was $16.6 million during 2022, compared to $13.5 million during 2021. Investment activities in 2022 included $19.9 million of capital expenditures, primarily attributable to processing equipment at our existing facilities offset by $3.3 million in proceeds from disposition of property and equipment, primarily attributable to the sale of the Milan, Iowa facility. Investment activities in 2021 included the acquisition of Shaw for $12.1 million and $11.0 million of capital expenditures, primarily attributable to processing equipment at our existing facilities. Net proceeds from the sale of property and equipment of our Detroit operation totaled $9.5 million. During 2023, we expect our capital spending to exceed our annual depreciation expense.

Financing Activities

During 2022, $166.9 million of cash was used for financing activities, which primarily consisted of $162.1 million of net repayments under our ABL Credit Facility, $4.0 million of dividends paid, $0.7 million of principal payments for financing lease obligations and a $0.1 million payment for credit facility fees and expenses. During 2021, $164.1 million of cash was generated from financing activities, which primarily consisted of $167.2 million of net borrowings under our ABL Credit Facility, offset by $1.3 million of credit facility fees and expenses related to our refinancing, $0.9 million of dividends paid and $0.8 million of principal payments for financing lease obligations.

In February 2023, our Board of Directors approved a regular quarterly dividend of $0.125 per share, which is payable on March 15, 2023 to shareholders of record as of March 1, 2023. Our Board previously approved 2022 and 2021 regular quarterly dividends of $0.09 per share and $0.02 per share, respectively, which were paid in March, June, September and December of 2022 and 2021. Dividend distributions in the future are subject to the availability of cash, limitations on cash dividends under our ABL Credit Facility and continuing determination by our Board of Directors that the payment of dividends remains in the best interest of our shareholders.

In January 2023, we purchased all of the outstanding shares of capital stock of Metal-Fab for a cash purchase price of $131.0 million, subject to a final working capital adjustment, using borrowings under our ABL Credit Facility, the availability of which was increased from $475 million to $625 million.

Stock Repurchase Program

In 2015, our Board of Directors authorized a stock repurchase program of up to 550,000 shares of our issued and outstanding common stock, which could include open market repurchases, negotiated block transactions, accelerated stock repurchases or open market solicitations for shares, all or some of which may be effected through Rule 10b5-1 plans. Repurchased shares will be held in our treasury, or canceled and retired as our Board of Directors may determine from time to time. Any repurchases of common stock are subject to the covenants contained in the ABL Credit Facility. Under the ABL Credit Facility, we may repurchase common stock and pay dividends up to $15.0 million in the aggregate during any trailing twelve months without restrictions. Purchases in excess of $15.0 million require us to (i) maintain availability in excess of 20% of the aggregate revolver commitments ($95.0 million at December 31, 2022) or (ii) to maintain availability equal to or greater than 15% of the aggregate revolver commitments ($71.3 million at December 31, 2022) and we must maintain a pro forma ratio of earnings before interest, taxes, depreciation and amortization, or EBITDA, minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00. The timing and amount of any repurchases under the stock repurchase program will depend upon several factors, including market and business conditions, and limitations under the ABL Credit Facility, and repurchases may be discontinued at any time. As of December 31, 2022, 360,212 shares remain authorized for repurchase under the program.

There were no shares repurchased during 2022. During 2021 we repurchased 15,000 shares for an aggregate cost of $0.1 million.

At- the-Market Equity Program

On September 3, 2021, we commenced an at-the-market, or ATM, equity program under our shelf registration statement, which allows us to sell and issue up to $50 million in shares of our common stock from time to time. We entered into an Equity Distribution Agreement on September 3, 2021 with KeyBanc Capital Markets Inc., or KeyBanc, relating to the issuance and sale of shares of common stock pursuant to the program. KeyBanc is not required to sell any specific amount of securities but will act as our sales agent using commercially reasonable efforts consistent with its normal trading and sales practices, on mutually agreed terms between KeyBanc and us. KeyBanc will be entitled to compensation for shares sold pursuant to the program of 2.0% of the gross proceeds of any shares of common stock sold under the Equity Distribution Agreement. No shares were sold under the ATM program during 2022 or 2021.

Debt Arrangements

We are parties to a Third Amended and Restated Loan and Security Agreement, as amended which provides for a $625 million ABL Credit Facility consisting of: (i) a revolving credit facility of up to $595 million, including a $20 million sub-limit for letters of credit, and (ii) a first in, last out revolving credit facility of up to $30 million. Under the terms of the ABL Credit Facility, we may, subject to the satisfaction of certain conditions, request additional commitments under the revolving credit facility in the aggregate principal amount of up to $200 million to the extent that existing or new lenders agree to provide such additional commitments and add real estate as collateral at our discretion. The ABL Credit Facility matures on June 16, 2026.

The ABL Credit Facility contains customary representations and warranties and certain covenants that limit our ability to, among other things: (i) incur or guarantee additional indebtedness; (ii) pay distributions on, redeem or repurchase capital stock or redeem or repurchase subordinated debt; (iii) make investments; (iv) sell assets; (v) enter into agreements that restrict distributions or other payments from restricted subsidiaries to us; (vi) incur or suffer to exist liens securing indebtedness; (vii) consolidate, merge or transfer all or substantially all of their assets; and (viii) engage in transactions with affiliates. In addition, the ABL Credit Facility contains a financial covenant which provides that: (i) if any commitments or obligations are outstanding and our availability is less than the greater of $30 million or 10.0% of the aggregate amount of revolver commitments ($47.5 million at December 31, 2022) or 10.0% of the aggregate borrowing base ($47.5 million at December 31, 2022), then we must maintain a ratio of EBITDA minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00 for the most recent twelve fiscal month period.

We have the option to borrow under its revolver based on the agent’s base rate plus a premium ranging from 0.00% to 0.25% or the London Interbank Offered Rate, or LIBOR, plus a premium ranging from 1.25% to 2.75%.

As of December 31, 2022, we were in compliance with our covenants and had approximately $305.6 million of availability under the ABL Credit Facility.

As of December 31, 2022, $1.2 million of bank financing fees were included in “Prepaid expenses and other” and “Other long-term assets” on the accompanying Consolidated Balance Sheets. The financing fees are being amortized over the five-year term of the ABL Credit Facility and are included in “Interest and other expense on debt” on the accompanying Consolidated Statements of Comprehensive Income (Loss).

On January 10, 2019, we entered into a five-year forward starting fixed rate interest rate hedge in order to eliminate the variability of cash interest payments on $75 million of the outstanding LIBOR based borrowings under the ABL Credit Facility. The interest rate hedge fixed the rate at 2.57%.

Contractual and Other Obligations

The following table reflects the material cash requirements for our contractual and other obligations as of December 31, 2022. We believe that funds available under our ABL Credit Facility, together with funds generated from operations, will be sufficient to provide us with the liquidity necessary to satisfy these obligations in the short-term over the next 12 months and also in the long-term beyond the next 12 months.

Contractual and Other Obligations			Less than			More than
(amounts in thousands)		Total	1 year	1-3 years	3-5 years	5 years
Long-term debt obligations	(a)	$165,658	$-	$-	$165,658	$-
Interest obligations	(b)	33,164	8,690	19,905	4,569	-
Finance lease obligations	(c)	1,708	640	867	198	3
Unrecognized tax positions	(d)	220	10	210	-	-
Other long-term liabilities	(e)	12,464	-	7,641	3,490	1,333
Total contractual and other obligations		$213,214	$9,340	$28,623	$173,915	$1,336

(a)	See Note 10 to the Consolidated Financial Statements.
(b)	Future interest obligations are calculated using the debt balances and interest rates in effect on December 31, 2022.
(c)	See Note 9 to the Consolidated Financial Statements.
(d)	See Note 15 to the Consolidated Financial Statements. Classification is based on expected settlement dates and the expiration of certain statutes of limitations.
(e)	Consists of retirement liabilities, long-term cash incentives and deferred compensation payable in future years.

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

Other than derivative instruments discussed in Note 11 to the Consolidated Financial Statements, as of December 31, 2022, we had no material off-balance sheet arrangements.

Effects of Inflation

Inflation generally affects us by increasing the cost of employee wages and benefits, transportation services, energy, borrowings under our credit facility, processing equipment, and purchased metals. Although general inflation, excluding increases in the price of metals and increased labor and distribution expense, has increased during 2022, it has not had a material effect on our financial results during the past three years, but may have a significant impact in future years.

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

Valuation of Inventory

Non-LIFO inventories are stated at the lower of its cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. LIFO inventories are stated at the lower of cost or market. Market is the estimated selling price in the ordinary course of business, less reasonable predictable costs of completion. Inventory costs include the costs of purchased metal, inbound freight, external and internal processing and applicable labor and overhead costs.

The cost of our specialty metals and carbon flat products segments’ inventories, including flat-rolled sheet, coil and plate products are determined using the specific identification method.

Certain inventoried products of our tubular and pipe segment are stated under the LIFO method. At December 31, 2022, and December 31, 2021, approximately $46.3 million, or 11.1% of consolidated inventory, and $55.4 million, or 11.4% of consolidated inventory, respectively, was reported under the LIFO method of accounting. The cost of the remainder of our tubular and pipe product segment’s inventory is determined using a weighted average rolling first-in, first-out (FIFO) method.

On the Consolidated Statements of Comprehensive Income (Loss), “Costs of materials sold” consists of the cost of purchased metals, inbound and internal transfer freight, external processing costs, and LIFO income or expense.

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

Impact of Recently Issued Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”. The objective of this ASU is to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments in this ASU are elective and apply to all entities, subject to meeting certain criteria, that have contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. Then in December 2022, the FASB issued ASU No. 2022-06 “Deferral of the Sunset Date of Topic 848” which amends and extends the sunset date to December 31, 2024. We plan to elect to adopt this ASU in the first quarter of 2023 for the modification of the interest rate hedge, however, we do not expect the adoption during the first quarter of 2023 to have a material impact on our Consolidated Financial Statements.

In December 2019, the FASB, issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” The objective of this ASU is to simplify the accounting for income taxes by removing certain exceptions to general principles in ASC 740 and by clarifying and amending existing guidance within U.S. generally accepted accounting principles. ASU 2019-12 is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Different components of the guidance require retrospective, modified retrospective or prospective adoption, and early adoption is permitted. The adoption of this ASU during the first quarter of 2021 did not have a material impact on our Consolidated Financial Statements.

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

Like many other metals service centers, we maintain substantial inventories of metals to accommodate the short lead times and just‑in‑time delivery requirements of our customers. Accordingly, we purchase metals in an effort to maintain our inventory at levels that we believe to be appropriate to satisfy the anticipated needs of our customers based upon historic buying practices, supply agreements with customers and market conditions. Our commitments to purchase metals are generally at prevailing market prices in effect at the time we place our orders. We have no long‑term, fixed‑price metals purchase contracts. When metals prices increase, competitive conditions will influence how much of the price increase we can pass on to our customers. To the extent we are unable to pass on future price increases in our raw materials to our customers, the net sales and profitability of our business could be adversely affected. When metals prices decline, customer demands for lower prices and our competitors’ responses to those demands could result in lower sale prices and, consequently, lower gross profits and inventory lower of cost or market adjustments as we sell existing inventory. Significant or rapid declines in metals prices or reductions in sales volumes could adversely impact our ability to remain in compliance with certain financial covenants in our credit facility, as well as result in us incurring inventory or intangible asset impairment charges. Changing metals prices therefore could significantly impact our net sales, gross profits, operating income and net income.

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

Approximately 52%, 47% and 45% of our consolidated net sales in 2022, 2021 and 2020, respectively, were directly related to industrial machinery and equipment manufacturers and their fabricators.

Inflation generally affects us by increasing the cost of employee wages and benefits, transportation services, energy, borrowings under our credit facility, processing equipment, and purchased metals. Although general inflation, excluding increases in the price of metals and increased labor and distribution expense, has increased during 2022, it has not had a material effect on our financial results during the past three years, but may have a significant impact in future years.

We are exposed to the impact of fluctuating metals prices and interest rate changes. During 2022, 2021 and 2020, we entered into metals swaps at the request of customers. These derivatives have not been designated as hedging instruments. For certain customers, we enter into contractual relationships that entitle us to pass-through the economic effect of trading positions that we take with other third parties on our customers’ behalf.

Our primary interest rate risk exposure results from variable rate debt. If interest rates in the future were to increase 100 basis points (1.0%) from December 31, 2022 rates and, assuming no change in total debt from December 31, 2022 levels, the additional annual interest expense to us would be approximately $0.9 million. We have the option to enter into 30- to 180-day fixed base rate LIBOR loans under the revolving credit facility provided by our ABL Credit Facility.

On January 10, 2019, we entered into a five-year interest rate swap that locked the interest rate at 2.567% on $75 million of our revolving debt.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Olympic Steel, Inc.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Olympic Steel, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Olympic Steel, Inc. (an Ohio corporation) and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 24, 2023 expressed an unqualified opinion.

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

Inventory Valuation

As described further in Note 1, inventories not stated under the last-in, first-out (LIFO) method, are stated at the lower of its cost or net realizable value and inventories stated under the LIFO method, are stated at the lower of its cost or market value.  Inventory costs include the costs of the purchased metals, inbound freight, external and internal processing and applicable labor and overhead costs.  Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Market value is typically replacement cost unless it exceeds net realizable value. At December 31, 2022, the Company’s net inventory balance was $416.9 million. We identified inventory valuation as a critical audit matter.

The principal consideration for our determination that inventory valuation is a critical audit matter is that auditing management’s evaluation of the estimates of the inventories net realizable value or market value is challenging due to the high degree of subjective auditor judgment necessary in evaluating management’s assumptions of reasonably predictable costs of completion, disposal and transportation costs and sales prices. These significant assumptions are forward-looking and could be affected by future economic and market conditions.

Our audit procedures related inventory valuation included the following, among others:

●	We tested the design and operating effectiveness of the control over the Company’s inventory carrying value adjustment determination process.

●

We analyzed the changing price of metals using data obtained from third party sources to assess pricing trends that could result in a lower of cost or net realizable value or market value adjustment and compared the trends we identified to the assumptions used by management in their analysis.

●

We selected a sample of sales invoices from the subsequent period and compared the selling price per the invoice to the cost of the finished goods inventory on hand at December 31, 2022, deducting applicable costs to sell the product, to determine if the inventory cost was less than net realizable value or market value. We evaluated the sales price per the invoice to corroborate our understanding of future sales prices.

●	We performed a sensitivity analysis on management’s estimated costs to complete, dispose, and transport the inventory items and related sales prices.

●	The procedures performed included consideration of whether the information tested was consistent with evidence obtained in other areas of the audit.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2019.

Cleveland, Ohio

February 24, 2023

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Olympic Steel, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Olympic Steel, Inc. (an Ohio corporation) and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2022, and our report dated February 24, 2023, expressed an unqualified opinion on those financial statements.

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

February 24, 2023

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, our management used the criteria established in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on our assessment, we concluded that, as of December 31, 2022, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report, which appears herein.

Olympic Steel, Inc.

Consolidated Statements of Comprehensive Income (Loss)

For The Years Ended December 31,

(in thousands, except per share data)

	2022	2021	2020

Net sales	$2,559,990	$2,312,253	$1,234,144

Costs and expenses
Cost of materials sold (excludes items shown separately below)	2,073,930	1,802,052	979,099
Warehouse and processing	104,668	103,017	83,091
Administrative and general	114,004	104,617	71,451
Distribution	60,529	55,404	44,728
Selling	40,174	41,881	26,050
Occupancy	13,200	12,500	9,662
Depreciation	17,285	17,952	17,936
Amortization	2,453	2,364	1,554
Total costs and expenses	2,426,243	2,139,787	1,233,571
Operating income	133,747	172,466	573
Other loss, net	45	36	73
Income before interest and income taxes	133,702	172,430	500
Interest and other expense on debt	10,080	7,631	7,411
Income (loss) before income taxes	123,622	164,799	(6,911)
Income tax provision (benefit)	32,691	43,748	(1,316)
Net income (loss)	$90,931	$121,051	$(5,595)

Gain (loss) on cash flow hedges	4,409	2,960	(2,579)
Tax effect of hedges	(1,102)	(740)	645
Total comprehensive income (loss)	$94,238	$123,271	$(7,529)

Net income (loss) per share - basic	$7.87	$10.53	$(0.49)
Weighted average shares outstanding - basic	11,551	11,492	11,447
Net income (loss) per share - diluted	$7.87	$10.52	$(0.49)
Weighted average shares outstanding - diluted	11,559	11,503	11,447

Dividends declared per share of common stock	$0.36	$0.08	$0.08

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Consolidated Balance Sheets

As of December 31,

(in thousands)

	2022	2021
Assets
Cash and cash equivalents	$12,189	$9,812
Accounts receivable, net	219,789	284,570
Inventories, net (includes LIFO reserves of $20,301 and of $19,736 as of December 31, 2022 and 2021, respectively)	416,931	485,029
Prepaid expenses and other	9,197	9,989
Total current assets	658,106	789,400
Property and equipment, at cost	429,810	413,396
Accumulated depreciation	(281,478)	(266,340)
Net property and equipment	148,332	147,056
Goodwill	10,496	10,496
Intangible assets, net	32,035	33,653
Other long-term assets	14,434	15,241
Right-of use assets, net	28,224	27,726
Total assets	$891,627	$1,023,572

Liabilities
Accounts payable	$101,446	$148,649
Accrued payroll	40,334	44,352
Other accrued liabilities	16,824	25,395
Current portion of lease liabilities	6,098	5,940
Total current liabilities	164,702	224,336
Credit facility revolver	165,658	327,764
Other long-term liabilities	12,619	15,006
Deferred income taxes	10,025	9,890
Lease liabilities	22,655	22,137
Total liabilities	375,659	599,133

Commitments and contingencies (Note 14)

Shareholders' Equity
Preferred stock, without par value, 5,000 shares authorized, no shares issued or outstanding	-	-
Common stock, without par value, 20,000 shares authorized; 11,130 and 11,124 issued; 11,130 and 11,124 shares outstanding	134,724	133,427
Treasury stock, at cost, 0 and 0 shares held	-	-
Accumulated other comprehensive income (loss)	1,311	(1,996)
Retained earnings	379,933	293,008
Total shareholders' equity	515,968	424,439
Total liabilities and shareholders' equity	$891,627	$1,023,572

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Consolidated Statements of Cash Flows

For The Years Ended December 31,

(in thousands)

	2022	2021	2020
Adjustments to reconcile net income (loss) to net cash from (used for) operating activities.
Net income (loss)	$90,931	$121,051	$(5,595)
Adjustments to reconcile net income (loss) to net cash from (used for) operating activities -
Depreciation and amortization	20,206	20,954	20,008
(Gain) loss on disposition of property and equipment	(2,185)	(22)	2,026
Gain on disposition of Detroit operation (before expenses of $2,569)	-	(6,068)	-
Stock-based compensation	1,297	1,045	1,215
Intangibles and other long-term assets	1,304	6,796	(4,349)
Deferred income taxes and other long-term liabilities	235	(6,231)	1,220
	111,788	137,525	14,525
Changes in working capital:
Accounts receivable	64,781	(131,459)	(14,790)
Inventories	68,098	(241,899)	37,186
Prepaid expenses and other	792	(4,850)	2,112
Accounts payable	(52,274)	60,538	23,333
Change in outstanding checks	5,071	(1,189)	(6,893)
Accrued payroll and other accrued liabilities	(12,403)	34,960	6,179
	74,065	(283,899)	47,127
Net cash from (used for) operating activities	185,853	(146,374)	61,652

Cash flows from (used for) investing activities:
Acquisitions	-	(12,105)	(19,500)
Capital expenditures	(19,854)	(11,011)	(9,803)
Proceeds from sale of Detroit property and equipment	-	9,506	-
Proceeds from disposition of property and equipment	3,293	146	1,154
Net cash used for investing activities	(16,561)	(13,464)	(28,149)

Cash flows from (used for) financing activities:
Credit facility revolver borrowings	685,269	757,788	339,538
Credit facility revolver repayments	(847,375)	(590,632)	(371,854)
Principal payments under finance lease obligation	(703)	(828)	(242)
Credit facility fees and expenses	(100)	(1,325)	(124)
Repurchase of common stock	-	-	(145)
Dividends paid	(4,006)	(886)	(885)
Net cash from (used for) financing activities	(166,915)	164,117	(33,712)

Cash and cash equivalents:
Net change	2,377	4,279	(209)
Beginning balance	9,812	5,533	5,742
Ending balance	$12,189	$9,812	$5,533

The accompanying notes are an integral part of these consolidated statements..

Olympic Steel, Inc.

Supplemental Disclosures of Cash Flow Information

For The Years Ended December 31,

(in thousands)

	2022	2021	2020

Interest paid	$9,635	$6,843	$7,002
Income taxes paid	$33,404	$46,548	$1

The Company incurred financing lease obligations of $0.4 million, $0.0 million and $1.4 million during the years ended December 31, 2022, 2021 and 2020, respectively. This non-cash transaction has been excluded from the Consolidated Statement of Cash Flows for the years ended December 31, 2022, 2021 and 2020.

The accompanying notes are an integral part of these consolidated statements

Olympic Steel, Inc.

Consolidated Statements of Shareholders’ Equity

For The Years Ended December 31,

(in thousands)

			Accumulated
			Other
	Common	Treasury	Comprehensive	Retained	Total
	Stock	Stock	Income (Loss)	Earnings	Equity

Balance at December 31, 2019	$131,647	$(335)	$(2,281)	$179,321	$308,352

Net loss	$-	$-	$-	$(5,595)	$(5,595)
Payment of dividends	-	-	-	(885)	(885)
Stock-based compensation	735	480		-	1,215
Stock repurchase	-	(145)	-	-	(145)
Change in fair value of hedges	-	-	(1,934)	-	(1,934)
Other	-	-	-	2	2
Balance at December 31, 2020	$132,382	$-	$(4,215)	$172,843	$301,010

Net income	$-	$-	$-	$121,051	$121,051
Payment of dividends	-	-	-	(886)	(886)
Stock-based compensation	1,045	-	-	-	1,045
Change in fair value of hedges	-	-	2,220	-	2,220
Other	-	-	(1)	-	(1)
Balance at December 31, 2021	$133,427	$-	$(1,996)	$293,008	$424,439

Net income	$-	$-	$-	$90,931	$90,931
Payment of dividends	-	-	-	(4,006)	(4,006)
Stock-based compensation	1,297	-	-	-	1,297
Change in fair value of hedges	-	-	3,307	-	3,307
Balance at December 31, 2022	$134,724	$-	$1,311	$379,933	$515,968

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Notes to Consolidated Financial Statements

For The Years Ended December 31, 2022, 2021 and 2020

1.	Summary of Significant Accounting Policies:

Nature of Business

The Company operates in three reportable segments: specialty metals flat products, carbon flat products, and tubular and pipe products. The specialty metals flat products segment and the carbon flat products segment are at times consolidated and referred to as the flat products segments. Certain of the flat products segments’ assets and resources are shared by the specialty metals and carbon flat products segments, and both segments’ products are stored in the shared facilities and, in some locations, processed on shared equipment. Due to the shared assets and resources, certain of the flat products segment expenses are allocated between the specialty metals flat products segment and the carbon flat products segment based upon an established allocation methodology. The specialty metals flat products segment sells and distributes processed aluminum and stainless flat-rolled sheet and coil products, flat bar products and fabricated parts. On October 1, 2021, the Company acquired substantially all of the net assets of Shaw Stainless & Alloy, Inc. (Shaw), based in Powder Springs, Georgia. Shaw is a full-line distributor of stainless steel sheet, pipe, tube, bar and angles. Shaw also manufactures and distributes stainless steel bollards and water treatment systems. Through the acquisition of Action Stainless & Alloys, Inc. (Action Stainless) on December 14, 2020, the specialty metals flat products segment expanded its geographic footprint and enhanced its product offerings in stainless steel and aluminum plate, sheet, angles, rounds, flat bar, tubing and pipe. Action Stainless offers a range of processing capabilities, including plasma, laser and waterjet cutting and computer numerical control (CNC) machining. The acquisition includes Shaw's stainless-steel distribution and fabrication businesses as well as its architectural and barrier defense businesses. The carbon flat products segment sells and distributes large volumes of processed carbon and coated flat-rolled sheet, coil and plate products, fabricated parts and fabricated products, including self-dumping metal hoppers and steel and stainless-steel dump inserts for pickup truck and service truck beds. On September 17, 2021, the Company sold substantially all of the assets related to its Detroit operation. The Detroit operation was primarily focused on the distribution of carbon flat-rolled steel to domestic automotive manufacturers and their suppliers. With the recent acquisition of Metal-Fab, Inc. (Metal-Fab) on January 3, 2023, the carbon flat products segment will further expand the Company’s product offerings to include the manufacture of venting, micro air and clean air products for residential, commercial and industrial applications. The tubular and pipe products segment, which consists of the Chicago Tube and Iron subsidiary (CTI), distributes metal tubing, pipe, bar, valves and fittings and fabricates pressure parts supplied to various industrial markets.

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

Concentration Risks

The Company is a major customer of flat-rolled coil and plate and tubular and pipe steel for many of its principal suppliers, but is not dependent on any one supplier. The Company purchased approximately 39%, 51% and 56% of its total steel requirements from its three largest suppliers in 2022, 2021 and 2020, respectively.

The Company has a diversified customer and geographic base, which reduces the inherent risk and cyclicality of its business. The concentration of net sales to the Company’s top 20 customers approximated 26%, 23% and 25% of consolidated net sales in 2022, 2021 and 2020, respectively. In addition, the Company’s largest customer accounted for approximately 3%, 2% and 2% of consolidated net sales in 2022, 2021 and 2020, respectively. Sales to industrial machinery and equipment manufacturers and their fabricators accounted for 52%, 47% and 45% of consolidated net sales in 2022, 2021, and 2020, respectively.

Cash and Cash Equivalents

Cash equivalents consist of short-term highly liquid investments, with a three month or less maturity, which are readily convertible into cash. The Company maintains cash levels in bank accounts that, at times, may exceed federally-insured limits. The Company has not experienced significant loss, and believe we are not exposed to significant risk of loss, in these accounts.

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

Certain of the Company’s tubular and pipe products inventory is stated under the LIFO method. At December 31, 2022 and December 31, 2021, approximately $46.3 million, or 11.1% of consolidated inventory, and $55.4 million, or 11.4% of consolidated inventory, respectively, was reported under the LIFO method of accounting. The cost of the remainder of tubular and pipe product segment’s inventory is determined using a weighted average rolling first-in, first-out (FIFO) method.

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

The Company had no material unrecognized tax benefits as of or during the year ended December 31, 2022. The Company expects no significant increases or decrease in unrecognized tax benefits due to changes in tax positions within one year of December 31, 2022.

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

Impact of Recently Issued Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”. The objective of this ASU is to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments in this ASU are elective and apply to all entities, subject to meeting certain criteria, that have contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. Then in December 2022, the FASB issued ASU No. 2022-06 “Deferral of the Sunset Date of Topic 848” which amends and extends the sunset date to December 31, 2024. We plan to adopt this ASU in the first quarter of 2023 for the modification of the interest rate hedge, however, we do not expect the adoption during the first quarter of 2023 to have a material impact on our Consolidated Financial Statements.

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” The objective of this ASU is to simplify the accounting for income taxes by removing certain exceptions to general principles in ASC 740 and by clarifying and amending existing guidance within U.S. generally accepted accounting principles. ASU 2019-12 is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Different components of the guidance require retrospective, modified retrospective or prospective adoption, and early adoption is permitted. The adoption of this ASU during the first quarter of 2021 did not have a material impact on the Company’s Consolidated Financial Statements.

2.	Acquisitions

On October 1, 2021, the Company acquired substantially all of the net assets of Shaw, based in Powder Springs, Georgia, for $12.1 million. Shaw is a full-line distributor of stainless steel sheet, pipe, tube, bar and angles. Shaw also manufactures and distributes stainless steel bollards and water treatment systems. The acquisition includes Shaw's stainless-steel distribution and fabrication businesses as well as its architectural and barrier defense businesses. As of the effective date of the acquisition, Shaw’s results are included in the Company’s specialty metals flat products segment. Upon the acquisition, the Company entered into an amendment to its credit facility to include the eligible assets of Shaw as collateral.

On December 14, 2020, the Company acquired substantially all of the net assets of Action Stainless, based outside of Dallas, Texas, for $19.5 million. Action Stainless is a full line distributor of stainless steel and aluminum plate, sheet, angles, rounds, flat bar, tubing and pipe and offers a wide range of processing capabilities including plasma, laser and waterjet cutting and CNC machining. As of the effective date of the acquisition, Action Stainless results are included in the Company’s specialty metals flat products segment. Upon the acquisition, the Company entered into an amendment to its credit facility to include the eligible assets of Action Stainless as collateral.

The acquisitions are not considered significant and thus pro forma information has not been provided. The acquisitions were accounted for as business combinations and the assets and liabilities were valued at fair market value. The table below summarizes the final purchase price allocation of the fair market values of the assets acquired and liabilities assumed.

	Shaw	Action Stainless
	As of	As of
Details of Acquisition (in thousands)	October 1, 2021	December 14, 2020
Assets acquired
Accounts receivable, net	$1,510	$3,239
Inventories	3,129	3,656
Property and equipment	1,886	10,610
Prepaid expenses and other	5,986	204
Goodwill	5,262	1,894
Intangible assets	2,750	4,410
Total assets acquired	20,523	24,013
Total liabilities assumed	(8,418)	(4,513)
Cash paid	$12,105	$19,500

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

On September 17, 2021, the Company sold substantially all of the assets related to its Detroit operation to Venture Steel (U.S.), Inc. for $58.4 million plus a working capital adjustment of $12.6 million, which was settled on February 8, 2022. The working capital adjustment is included in “Accounts Receivable, net” on the Consolidated Balance Sheets as of December 31, 2021. The sale price included $9.5 million for property and equipment and the remaining assets and liabilities were sold at fair value, which equaled carrying value. The Detroit operation was primarily focused on the distribution of carbon flat-rolled steel to domestic automotive manufacturers and their suppliers. The sale of the Detroit operation does not indicate a strategic shift in the Company’s operations. The gain on the sale net of associated professional and legal fees totaled $3.5 million and is included in “Administrative and general” in the Corporate segment in the Consolidated Statements of Comprehensive Income (Loss) for the year ended December 31, 2021. The operating results of the Detroit operation were included in the flat-products segments prior to the disposition.

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

Within the metals industry, revenue is frequently disaggregated by products sold. The tables below disaggregates the Company’s revenues by segment and products sold for the year ended December 31, 2022, 2021 and 2020, respectively.

	Disaggregated Revenue by Products Sold
	For the Twelve Months Ended December 31, 2022
	Carbon flat products	Specialty metals flat products	Tubular and pipe products	Total
Hot Rolled	29.8%	-	-	29.8%
Plate	13.3%	-	-	13.3%
Cold Rolled	4.7%	-	-	4.7%
Coated	4.5%	-	-	4.5%
Specialty	-	30.3%	-	30.3%
Pipe & Tube	-	-	16.7%	16.7%
Other	0.7%	-	-	0.7%
Total	53.0%	30.3%	16.7%	100.0%

	Disaggregated Revenue by Products Sold
	For the Twelve Months Ended December 31, 2021
	Carbon flat products	Specialty metals flat products	Tubular and pipe products	Total
Hot Rolled	31.4%	-	-	31.4%
Plate	10.4%	-	-	10.4%
Cold Rolled	7.0%	-	-	7.0%
Coated	7.7%	-	-	7.7%
Specialty	-	25.3%	-	25.3%
Pipe & Tube	-	-	16.5%	16.5%
Other	1.6%	0.1%	-	1.7%
Total	58.1%	25.4%	16.5%	100.0%

	Disaggregated Revenue by Products Sold
	For the Twelve Months Ended December 31, 2020
	Carbon flat products	Specialty metals flat products	Tubular and pipe products	Total
Hot Rolled	29.7%	-	-	29.7%
Plate	9.6%	-	-	9.6%
Cold Rolled	5.9%	-	-	5.9%
Coated	9.6%	-	-	9.6%
Specialty	-	23.5%	-	23.5%
Pipe & Tube	-	-	18.7%	18.7%
Other	1.1%	1.9%	-	3.0%
Total	55.9%	25.4%	18.7%	100.0%

5.	Accounts Receivable:

Accounts receivable are presented net of allowances for credit losses and unissued credits of $4.3 million and $4.4 million as of December 31, 2022 and 2021, respectively. Credit loss expense totaled $2.2 million, $1.3 million and $1.2 million in 2022, 2021 and 2020, respectively. The allowance for credit losses is maintained at a level considered appropriate based on historical experience, specific customer collection issues that have been identified, current market conditions and estimates for supportable forecasts when appropriate. Estimations are based upon a calculated percentage of accounts receivable, which remains fairly level from year to year, and judgments about the probable effects of economic conditions on certain customers, which can fluctuate significantly from year to year. The Company cannot guarantee that the rate of future credit losses will be similar to past experience. The Company considers all available information when assessing the adequacy of its allowance for credit losses and unissued credits.

6.	Inventories:

Inventories consisted of the following:

	As of December 31,
(in thousands)	2022	2021
Unprocessed	$356,588	$417,595
Processed and finished	60,343	67,434
Total	$416,931	$485,029

During 2022, the Company recorded $0.6 million of LIFO expense as a result of increased metals pricing during 2022. The LIFO expense decreased the Company’s inventory balance and increased its cost of materials sold. During 2021, the Company recorded $21.9 million of LIFO expense as a result of increased metals pricing during 2021. The LIFO expense decreased the Company’s inventory balance and increased its cost of materials sold.

Our pipe and tubular inventory quantities were reduced during 2022 and 2021 resulting in a liquidation of LIFO inventory layers (a LIFO decrement). A LIFO decrement results in the erosion of layers created in earlier years, and, therefore, a LIFO layer is not created for years that have decrements. For the years ended December 31, 2022 and 2021, the effect of the LIFO decrement impacted cost of materials sold by an immaterial amount.

If the FIFO method had been in use, inventories would have been $20.3 million and $19.7 million higher than reported at December 31, 2022 and 2021, respectively.

7.	Property and Equipment:

Property and equipment consists of the following:

(in thousands)	Depreciable Lives	December 31, 2022	December 31, 2021

Land	-	$15,058	$15,238
Land improvements	5 - 10	4,160	3,780
Buildings and improvements	7 - 30	141,585	141,979
Machinery and equipment	2 - 15	221,375	210,410
Furniture and fixtures	3 - 7	6,829	6,229
Computer software and equipment	2 - 5	25,338	25,053
Vehicles	2 - 5	4,049	3,054
Financing lease	-	3,144	2,710
Construction in progress	-	8,272	4,943
		429,810	413,396
Less accumulated depreciation		(281,478)	(266,340)
Net property and equipment		$148,332	$147,056

Leasehold improvements are included with buildings and improvements and are depreciated over the life of the lease or seven years, whichever is less.

Construction in progress as of December 31, 2022 primarily consisted of payments for additional processing equipment, equipment and building upgrades to our existing facilities that were not yet placed into service. Construction in progress as of December 31, 2021, primarily consisted of payments for additional processing equipment at our existing facilities that were not yet placed into service.

8.	Goodwill and Intangible Assets:

The Company’s intangible assets were recorded in connection with its acquisitions of Shaw in 2021, Action Stainless in 2020, EZ Dumper® hydraulic dump inserts and McCullough Industries in 2019, Berlin Metals, LLC in 2018 and Chicago Tube and Iron (CTI) in 2011. The intangible assets were evaluated on the premise of highest and best use to a market participant, primarily utilizing the income approach valuation methodology.

Goodwill, by reportable unit, was as follows as of December 31, 2022 and December 31, 2021, respectively. The goodwill is deductible for tax purposes.

(in thousands)	Carbon Flat Products	Specialty Metals Flat Products	Tubular and Pipe Products	Total
Balance as of December 31, 2020	$1,065	$4,058	$-	$5,123
Acquisitions	-	5,373	-	5,373
Impairments	-	-	-	-
Balance as of December 31, 2021	1,065	9,431	-	10,496
Acquisitions	-	-	-	-
Impairments	-	-	-	-
Balance as of December 31, 2022	$1,065	$9,431	$-	$10,496

Intangible assets, net, consisted of the following as of December 31, 2022 and 2021, respectively:

	As of December 31, 2022
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net

Customer relationships - subject to amortization	$22,559	$(12,100)	$10,459
Covenant not to compete - subject to amortization	509	(301)	208
Trade name - not subject to amortization	21,368	-	21,368
	$44,436	$(12,401)	$32,035

	As of December 31, 2021
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net

Customer relationships - subject to amortization	$22,559	$(10,552)	$12,007
Covenant not to compete - subject to amortization	509	(231)	278
Trade name - not subject to amortization	21,368	-	21,368
	$44,436	$(10,783)	$33,653

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

During 2022 and 2021, a qualitative test was performed for goodwill and the other indefinitely lived intangible assets and no indication of impairment was identified.

The Company estimates that amortization expense for its intangible assets subject to amortization will be approximately $1.6 million per year for the next three years, $1.2 million for the next year and $0.7 million per year thereafter.

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

The Company has remaining lease terms ranging from one year to 16 years, some of these include options to renew the lease for up to five years. The total lease term is determined by considering the initial term per the lease agreement, which is adjusted to include any renewal options that the Company is reasonably certain to exercise as well as any period that the Company has control over the space before the stated initial term of the agreement. If the Company determines a reasonable certainty of exercising termination or early buyout options, then the lease terms are adjusted to account for these facts.

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

The components of lease expense were as follows for the years ended December 31, 2022, 2021 and 2020:

(in thousands)	2022	2021	2020
Operating lease cost	$7,446	$6,952	$7,089
Finance lease cost
Amortization	720	721	254
Interest on lease liabilities	67	71	54
	$787	$792	$308

Supplemental cash flow information related to leases was as follows for the years ended December 31, 2022, 2021 and 2020:

(in thousands)	2022	2021	2020

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7,268	$6,830	$6,996
Operating cash flows from finance leases	67	71	54
Financing cash flows from finance leases	703	828	242
Total cash paid for amounts included in the measurement of lease liabilities	$8,038	$7,729	$7,292

Supplemental balance sheet information related to leases was as follows:

(in thousands)	2022	2021

Operating leases
Operating lease	$45,987	$42,023
Operating lease accumulated amortization	(17,763)	(14,297)
Operating lease right of use asset, net	$28,224	$27,726

Operating lease current liabilities	6,098	5,940
Operating lease liabilities	22,655	22,137
	$28,753	$28,077

(in thousands)	2022	2021
Finance leases
Finance lease	$3,144	$2,710
Finance lease accumulated depreciation	(1,585)	(965)
Finance lease, net	$1,559	$1,745

Finance lease current liabilities	594	661
Finance lease liabilities	1,025	1,115
	$1,619	$1,776

Weighted average remaining lease term (in years)	2022	2021
Operating leases	6	6
Finance leases	3	4

Weighted average discount rate
Operating leases	3.41%	3.44%
Finance leases	3.56%	3.42%

Maturities of lease liabilities were as follows:

(in thousands)	Operating Lease	Finance Lease
Year Ending December 31,
2023	$7,100	$640
2024	6,342	531
2025	5,121	336
2026	4,215	157
2027	3,317	41
Thereafter	5,734	3
Total future minimum lease payments	$31,829	$1,708
Less remaining imputed interest	(3,076)	(89)
Total	$28,753	$1,619

10.	Debt:

The Company’s debt is comprised of the following components:

	As of December 31,
(in thousands)	2022	2021
Asset-based revolving credit facility due June 16, 2026	$165,658	$327,764
Total debt	165,658	327,764
Less current amount	-	-
Total long-term debt	$165,658	$327,764

The Company’s asset-based credit facility (the ABL Credit Facility) is collateralized by the Company’s accounts receivable, inventory and personal property. The $625 million ABL Credit Facility consists of: (i) a revolving credit facility of up to $595 million, including a $20 million sub-limit for letters of credit, and (ii) a first in, last out revolving credit facility of up to $30 million. Under the terms of the ABL Credit Facility, the Company may, subject to the satisfaction of certain conditions, request additional commitments under the revolving credit facility in the aggregate principal amount of up to $200 million to the extent that existing or new lenders agree to provide such additional commitments, and add real estate as collateral at the Company’s discretion. The ABL Facility matures on June 16, 2026.

The ABL Credit Facility contains customary representations and warranties and certain covenants that limit the ability of the Company to, among other things: (i) incur or guarantee additional indebtedness; (ii) pay distributions on, redeem or repurchase capital stock or redeem or repurchase subordinated debt; (iii) make investments; (iv) sell assets; (v) enter into agreements that restrict distributions or other payments from restricted subsidiaries to the Company; (vi) incur or suffer to exist liens securing indebtedness; (vii) consolidate, merge or transfer all or substantially all of their assets; and (viii) engage in transactions with affiliates. In addition, the ABL Credit Facility contains a financial covenant which provides that: (i) if any commitments or obligations are outstanding and the Company’s availability is less than the greater of $30 million or 10.0% of the aggregate amount of revolver commitments ($47.5 million at December 31, 2022) or 10.0% of the aggregate borrowing base ($47.5 million at December 31, 2022), then the Company must maintain a ratio of Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA) minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00 for the most recent twelve fiscal month period.

The Company has the option to borrow under its revolver based on the agent’s base rate plus a premium ranging from 0.00% to 0.25% or the London Interbank Offered Rate (LIBOR) plus a premium ranging from 1.25% to 2.75%.

As of December 31, 2022, the Company was in compliance with its covenants and had approximately $305.6 million of availability under the ABL Credit Facility.

As of December 31, 2022 and December 31, 2021, $1.2 million and $1.6 million, respectively, of bank financing fees were included in “Prepaid expenses and other” and “Other long-term assets” on the accompanying Consolidated Balance Sheets. The financing fees are being amortized over the five-year term of the ABL Credit Facility and are included in “Interest and other expense on debt” on the accompanying Consolidated Statements of Comprehensive Income (Loss).

Scheduled Debt Maturities, Interest, Debt Carrying Values

The Company’s principal payments over the next five years, as of December 31, 2022, are detailed in the table below:

(in thousands)	2023	2024	2025	2026	2027	Total
ABL Credit Facility	$-	$-	$-	$165,658	$-	$165,658
Total principal payments	$-	$-	$-	$165,658	$-	$165,658

The overall effective interest rate for all debt, exclusive of deferred financing fees and deferred commitment fees, amounted to 3.2%, 2.5% and 3.3% in 2022, 2021 and 2020, respectively. Interest paid totaled $9.6 million, $6.8 million and $7.0 million for the years ended December 31, 2022, 2021 and 2020, respectively. Average total debt outstanding was $280.4 million, $255.8 million and $188.4 million in 2022, 2021 and 2020, respectively.

11.	Derivative Instruments:

Metals swaps

During 2022, 2021 and 2020, the Company entered into nickel swaps indexed to the London Metal Exchange (LME) price of nickel with third-party brokers. The nickel swaps are treated as derivatives for accounting purposes and were included in “Other accrued liabilities” and “Prepaid expenses and other” on the Consolidated Balance Sheets at December 31, 2021. There were no outstanding metal swaps at December 31, 2022. The Company entered into the swaps to mitigate its customers’ risk of volatility in the price of metals. The swaps are settled with the brokers at maturity. The economic benefit or loss arising from the changes in fair value of the swaps is contractually passed through to the customer. The primary risk associated with the metals swaps is the ability of customers or third-party brokers to honor their agreements with the Company related to derivative instruments. If the customer or third-party brokers are unable to honor their agreements, the Company’s risk of loss is the fair value of the metals swaps.

While these derivatives are intended to help the Company manage risk, they have not been designated as hedging instruments. The periodic changes in fair value of the metals and embedded customer derivative instruments are included in “Cost of materials sold” in the Consolidated Statements of Comprehensive Income (Loss). The Company recognizes derivative positions with both the customer and the third party for the derivatives and classifies cash settlement amounts associated with them as part of “Cost of materials sold” in the Consolidated Statements of Comprehensive Income (Loss). The cumulative change in fair value of the metals swaps that had not yet settled as of December 31, 2021 were included in “Accounts Receivable, net” and the embedded customer derivatives are included in “Other accrued liabilities” on the Consolidated Balance Sheets. There were no outstanding cumulative changes in fair value of the metal swaps that have not yet settled at December 31, 2022.

Fixed rate interest rate hedge

On January 10, 2019, the Company entered into a five-year forward starting fixed rate interest rate hedge in order to eliminate the variability of cash interest payments on $75 million of the outstanding LIBOR based borrowings under the ABL Credit Facility. The interest rate hedge fixed the rate at 2.57%. The interest rate hedge is included in “Other long-term assets” on the Consolidated Balance Sheets as of December 31, 2022 and in “Other long-term liabilities” on the Consolidated Balance Sheets as of December 31, 2021 and had a fair value of $1.7 million and $2.7 million, respectively. The mark-to-market adjustment of the fair value of the hedge is recorded to “Accumulated other comprehensive income (loss)” on the Company’s Consolidated Balance Sheets. Although the Company is exposed to credit loss in the event of nonperformance by the other party to the interest rate hedge agreement, the Company anticipates performance by the counterparty.

There was no net impact from the nickel swaps or embedded customer derivative agreements to the Company’s Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2022, 2021 and 2020. The table below shows the total impact to the Company’s Consolidated Statements of Comprehensive Income (Loss) through “Net income (loss)” of the derivatives for the years ended December 31, 2022, 2021 and 2020.

	Net Gain (Loss) Recognized
(in thousands)	2022	2021	2020
Fixed interest rate hedge	$(664)	$(1,880)	$(1,520)
Metals swaps	633	418	55
Embedded customer derivatives	(633)	(418)	(55)
Total loss	$(664)	$(1,880)	$(1,520)

12.	Fair Value of Assets and Liabilities:

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

During 2022 and 2021, there were no transfers of financial assets between Levels 1, 2 or 3 fair value measurements. There have been no changes in the methodologies used at December 31, 2022. Following is a description of the valuation methodologies used for assets and liabilities measured at fair value as of December 31, 2022:

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

The following tables present information about the Company’s assets and liabilities that were measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company:

	Value of Items Recorded at Fair Value
	As of December 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Fixed interest rate hedge	$-	$1,748	$-	$1,748
Total assets at fair value	$-	$1,748	$-	$1,748

	Value of Items Recorded at Fair Value
	As of December 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Metal Swaps	$-	$2,286	$-	$2,286
Total assets at fair value	$-	$2,286	$-	$2,286

Liabilities:
Metal Swaps	$-	$2,178	$-	$2,178
Fixed interest rate hedge	-	2,661	-	$2,661
Total liabilities recorded at fair value	$-	$4,839	$-	$4,839

The value of the items not recorded at fair value represent the carrying value of the liabilities.

The carrying value of the ABL Credit Facility was $165.7 million and $327.8 million at December 31, 2022 and 2021, respectively. Management believes that the ABL Credit Facility’s carrying value approximates its fair value due to the variable interest rate on the ABL Credit Facility.

13.	Equity Plans:

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

In January 2022, the Company adopted a new C-Suite Long-Term Incentive Plan (the C-Suite Plan) that operates under the Senior Manager Stock Incentive Plan. Under the C-Suite Plan, the Chief Executive Officer, the Chief Financial Officer and the President and Chief Operating Officer are eligible for participation. In each calendar year, the Committee may award eligible participants a long-term incentive of both a restricted stock unit (RSU) grant and a performance stock unit (PSU) grant. Additionally, the Committee may offer a long-term cash incentive (split equally between service and performance-based portions) to supplement both the RSU and PSU grants in order to arrive at the total long-term award target. The total long-term award target is $1.1 million for the Chief Executive Officer, $0.3 million for the Chief Financial Officer and $0.6 million for the President and Chief Operating Officer. The PSUs will vest if the return on net assets, calculated as EBITDA divided by Average Accounts Receivable, Inventory and Property and Equipment, exceeds 5 percent. Each RSU and service-based cash incentive vests three years after the grant date. Each vested RSU will convert into the right to receive one share of common stock. During 2022, a total of 20,000 RSUs and 20,000 PSUs were granted to the participants under the C-Suite Plan, and $0.5 million and $0.5 million, respectively, were granted in service-based and performance-based cash awards. If the return on net assets falls below 5 percent, no performance-based incentive will be awarded. The maximum performance-based award is achieved if return on net assets exceeds ten percent, and is capped at 150% of the grant.

The performance-based awards granted in 2022 are expected to vest at 150% of the grant. All pre-tax charges related to the long-term cash incentives were included in the caption “Administrative and general” on the accompanying Consolidated Statements of Comprehensive Income (Loss). The total remaining estimated compensation cost of non-vested awards total $0.9 million and the weighted average remaining vesting period is 2 years as of December 31, 2022.

Stock-based compensation expense recognized on RSUs for the years ended December 31, 2022, 2021 and 2020, respectively, is summarized in the following table:

	For the years ended December 31,
(in thousands)	2022	2021	2020
RSU expense before taxes of the Plan	$1,297	$1,045	$1,265
RSU expense after taxes	954	767	1,024

All pre-tax charges related to RSUs and PSUs were included in the caption “Administrative and general” on the accompanying Consolidated Statements of Comprehensive Income (Loss). The total compensation cost of non-vested awards totaled $1.3 million and the weighted average remaining vesting period is 1.2 years as of December 31, 2022.

The following table summarizes the activity related to RSUs and PSUs for the year ended December 31, 2022, 2021 and 2020:

	2022		2021		2020
	Number of Shares	Weighted Average Estimated Fair Value	Number of Shares	Weighted Average Estimated Fair Value	Number of Shares	Weighted Average Estimated Fair Value
Beginning balance	576,867	$18.29	610,540	$18.14	636,086	$19.25
Granted	55,558	25.56	20,604	23.29	70,588	11.92
Converted into shares	(5,841)	18.16	(49,191)	18.67	(94,161)	20.27
Forfeited	(9,066)	17.52	(5,086)	17.55	(1,973)	18.14
Outstanding at December 31	617,518	$18.95	576,867	$18.29	610,540	$18.14
Vested at December 31	423,941	$19.24	370,771	$18.78	375,692	$18.88

No RSUs were used to fund the Supplemental Executive Retirement Plan, or SERP, in 2022, 2021 or 2020.

Phantom Stock Units

In January 2022, the Company adopted a new Senior Manager Phantom Stock Plan (the “Phantom Stock Plan”) that operates under the Senior Manager Stock Incentive Plan. Under the Phantom Stock Plan, certain senior managers are eligible to participate in the plan. The Phantom Stock Plan supersedes any previous stock incentive programs offered to the eligible participants. Each year, eligible participants will receive an award of Phantom Stock Units (“Phantom Units”) of up to $30 thousand. The number of Phantom Units granted on the Grant Date is determined by dividing the amount of the Phantom Units granted by the closing price of a share of the Company’s common stock on the Grant Date. Each Phantom Unit Award under this plan shall vest 3 years after the Grant Date (“the Vesting Date”). Upon vesting, the Company will pay the Participant in cash, the value of the vested Phantom Units multiplied by the closing price of a share of the Company’s common stock on the Vesting Date.

Pre-tax charges related to Phantom Stock Units for the year ended December 31, 2022, totaled $0.3 million and were included in the caption “Administrative and general” on the accompanying Consolidated Statements of Comprehensive Income (Loss). The total estimated remaining compensation cost of non-vested awards total $0.7 million and the weighted average remaining vesting period is 2 years as of December 31, 2022.

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

At December 31, 2022, approximately 179 of the hourly plant personnel are represented by seven separate collective bargaining units. The table below shows the expiration dates of the collective bargaining agreements.

Facility	Expiration date
Hammond, Indiana	November 30, 2024
Locust, North Carolina	March 4, 2025
St. Paul, Minnesota	May 25, 2025
Romeoville, Illinois	May 31, 2025
Minneapolis (coil), Minnesota	September 30, 2025
Indianapolis, Indiana	January 29, 2026
Minneapolis (plate), Minnesota	April 1, 2027

15.	Income Taxes:

The components of the Company’s provision (benefit) for income taxes from continuing operations were as follows:

	As of December 31,
(in thousands)	2022	2021	2020
Current:
Federal	$27,865	$36,592	$321
International	102	85	103
State and local	5,691	7,739	59
	33,658	44,416	483
Deferred	(967)	(668)	(1,799)
Income tax provision (benefit)	$32,691	$43,748	$(1,316)

The components of the Company’s deferred income taxes at December 31 are as follows:

(in thousands)	2022	2021
Deferred tax assets:
Inventory (excluding LIFO reserve)	$2,176	$2,198
Net operating loss and tax credit carryforwards	1,029	1,375
Allowance for credit losses	833	626
Accrued expenses	6,114	5,288
Lease liabilities	7,916	8,568
Interest rate hedge	-	665
Other	214	205
Deferred tax assets before valuation allowance	18,282	18,925
Valuation allowance	(919)	(1,197)
Total deferred tax assets	17,363	17,728

Deferred tax liabilities:
LIFO reserve	(3,451)	(3,500)
Property and equipment	(12,194)	(12,293)
Lease right of use assets	(7,769)	(8,483)
Interest rate hedge	(437)	-
Intangibles	(3,537)	(3,342)
Total deferred tax liabilities	(27,388)	(27,618)
Deferred tax liabilities, net	$(10,025)	$(9,890)

The net deferred tax liability increased by $1.1 million related to the fixed interest rate hedge, which is recorded in “Other Comprehensive Income (Loss)” in the Consolidated Statements of Comprehensive Income (Loss).

The following table summarizes the activity related to the Company’s gross unrecognized tax benefits:

(in thousands)	2022	2021	2020
Balance as of January 1	$228	$28	$28
Change in tax due to tax law	-	-	-
Increases related to current year tax positions	-	8	8
(Decrease) Increase related to prior year tax positions	(8)	200	-
Decreases related to lapsing of statute of limitations	-	(8)	(8)
Balance as of December 31	$220	$228	$28

It is expected that the amount of unrecognized tax benefits will not materially change in the next twelve months. The tax years 2019 through 2021 remain open to examination by major taxing jurisdictions to which the Company is subject.

The Company recognized interest related to uncertain tax positions in the income tax provision.

The following table reconciles the U.S. federal statutory rate to the Company’s effective tax rate:

	2022	2021	2020
U.S. federal statutory rate in effect	21.0%	21.0%	21.0%
State and local taxes, net of federal benefit	4.5%	4.5%	1.0%
Meals and entertainment	0.2%	0.1%	(1.8%)
Tax credits	(0.1%)	(0.1%)	2.0%
Stock based compensation	0.0%	0.0%	(3.4%)
All other, net	0.8%	1.0%	0.2%
Effective income tax rate	26.4%	26.5%	19.0%

Income taxes paid in 2022, 2021 and 2020 totaled $33.4 million, $46.5 million and $1 thousand, respectively. Some subsidiaries of the Company’s consolidated group file state tax returns on a separate company basis and have state net operating loss carryforwards expiring over the next fifteen to 20 years. A valuation allowance is recorded to reduce certain deferred tax assets to the amount that is more likely than not to be realized. The valuation allowances recorded as of December 31, 2022 and 2021 were related to certain state net operating losses and totaled $0.9 million and $1.2 million, respectively.

16.	Shares Outstanding and Earnings Per Share:

Earnings per share have been calculated based on the weighted average number of shares outstanding as set forth below:

	For the years ended December 31,
(in thousands, except per share data)	2022	2021	2020

Weighted average basic shares outstanding	11,551	11,492	11,447
Assumed exercise of stock options and issuance of stock awards	8	11	-
Weighted average diluted shares outstanding	11,559	11,503	11,447

Net income (loss)	$90,931	$121,051	$(5,595)

Basic earnings (loss) per share	$7.87	$10.53	$(0.49)
Diluted earnings (loss) per share	$7.87	$10.52	$(0.49)

Unvested RSUs and PSUs	194	206	235

17.	Equity Programs:

Stock Repurchase Program

On October 2, 2015, the Company announced that its Board of Directors authorized a stock repurchase program of up to 550,000 shares of the Company’s issued and outstanding common stock, which could include open market repurchases, negotiated block transactions, accelerated stock repurchases or open market solicitations for shares, all or some of which may be affected through Rule 10b5-1 plans. Any of the repurchased shares are held in the Company’s treasury, or canceled and retired as the Board of Directors may determine from time to time. Any repurchases of common stock are subject to the covenants contained in the ABL Credit Facility. Under the ABL Credit Facility, the Company may repurchase common stock and pay dividends up to $15.0 million in the aggregate during any trailing twelve months without restrictions. Purchases of common stock or dividend payments in excess of $15.0 million in the aggregate require the Company to (i) maintain availability in excess of 20.0% of the aggregate revolver commitments ($95.0 million at December 31, 2022) or (ii) to maintain availability equal to or greater than 15.0% of the aggregate revolver commitments ($71.3 million at December 31, 2022) and the Company must maintain a pro-forma ratio of EBITDA minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00.

As of December 31, 2022, 360,212 shares remain authorized for repurchase under the program.

There were no shares repurchased during 2022 or 2021. During 2020, the Company repurchased 15,000 shares for an aggregate cost of $0.1 million.

At-the-Market Equity Program

On September 3, 2021, the Company commenced an at-the-market (ATM) equity program under its shelf registration statement, which allows it to sell and issue up to $50 million in shares of its common stock from time to time. The Company entered into an Equity Distribution Agreement on September 3, 2021 with KeyBanc Capital Markets Inc. (KeyBanc) relating to the issuance and sale of shares of common stock pursuant to the program. KeyBanc is not required to sell any specific amount of securities but will act as the Company’s sales agent using commercially reasonable efforts consistent with its normal trading and sales practices, on mutually agreed terms between KeyBanc and the Company. KeyBanc will be entitled to compensation for shares sold pursuant to the program of 2.0% of the gross proceeds of any shares of common stock sold under the Equity Distribution Agreement. No shares were sold under the ATM program during 2022 or 2021.

18.	Segment Information:

The Company follows the accounting guidance that requires the utilization of a “management approach” to define and report the financial results of operating segments. The management approach defines operating segments along the lines used by the Company’s chief operating decision maker (CODM) to assess performance and make operating and resource allocation decisions. The CODM evaluates performance and allocates resources based primarily on operating income. The operating segments are based primarily on internal management reporting.

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

The following table provides financial information by segment and reconciles the Company’s operating income by segment to the consolidated income (loss) before income taxes for the years ended December 31, 2022, 2021 and 2020.

	For the Year Ended December 31,
(in thousands)	2022	2021	2020
Net sales
Specialty metals flat products	$776,022	$585,751	$313,190
Carbon flat products	1,356,605	1,344,150	690,273
Tubular and pipe products	427,363	382,352	230,681
Total net sales	$2,559,990	$2,312,253	$1,234,144

Depreciation and amortization
Specialty metals flat products	$4,060	$3,692	$1,951
Carbon flat products	10,695	11,286	11,941
Tubular and pipe products	4,913	5,267	5,478
Corporate	70	71	120
Total depreciation and amortization	$19,738	$20,316	$19,490

Operating income
Specialty metals flat products	$93,662	$70,544	$11,666
Carbon flat products	25,015	110,074	(10,289)
Tubular and pipe products	34,856	7,353	9,019
Corporate	(19,786)	(15,505)	(9,823)
Total operating income	$133,747	$172,466	$573
Other loss, net	45	36	73
Income before interest and income taxes	133,702	172,430	500
Interest and other expense on debt	10,080	7,631	7,411
Income (loss) before income taxes	$123,622	$164,799	$(6,911)

	For the Year Ended December 31,
(in thousands)	2022	2021	2020
Capital expenditures
Flat products	$15,299	$8,797	$7,589
Tubular and pipe products	4,555	2,214	2,214
Corporate	-	-	-
Total capital expenditures	$19,854	$11,011	$9,803

Assets
Flat products	$631,607	$777,074
Tubular and pipe products	258,412	245,962
Corporate	1,608	536
Total assets	$891,627	$1,023,572

There were no material revenue transactions between the carbon flat products, specialty metals flat products and tubular and pipe products segments for the years ended December 31, 2022, 2021 and 2020.

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

The Company, through its CTI subsidiary, contributes to a multiemployer pension plan. CTI contributes to the Multiemployer Plan under the terms of a collective bargaining agreement that covers certain of its union employees, and which expires May 31, 2025. CTI contributions to the Multiemployer Plan were immaterial for the years ended December 31, 2022, 2021 and 2020.

Retirement plan expense, which includes all Company 401(k), SERP defined contributions and the Multiemployer Plan, amounted to $4.1 million, $3.8 million and $2.0 million for the years ended December 31, 2022, 2021 and 2020, respectively. As part of the COVID-19 related cost reduction efforts, the Company suspended contributions into the SERP for 2020.

The fair values of the Company's SERP assets as of December 31, 2022 and 2021 were $7.7 million and $8.7 million, respectively, and are measured at Net Asset Value (NAV) as a practical expedient to estimate fair value and therefore are not classified in the fair value hierarchy. Under the practical expedient approach, the NAV is based on the fair value of the underlying investments held by each fund less its liabilities. This practical expedient would not be used when it is determined to be probable that the fund will sell the investment for an amount different than the reported NAV. The fair value of the SERP assets are included in Other Long Term Assets on the Consolidated Balance Sheets.

20.	Related-Party Transactions:

The Company’s Executive Chairman of the Board owns 50% of an entity that owns one of the Cleveland warehouses and leases it to the Company at a fair market value annual rental of $0.2 million. The lease expires on December 31, 2023 with three five-year renewal options.

21.	Subsequent Events:

On January 3, 2023, the Company purchased all of the outstanding shares of capital stock of Metal-Fab for a cash purchase price of $131.0 million, subject to a final working capital adjustment. Metal-Fab, headquartered in Wichita, Kansas, is a manufacturer of venting, micro air and clean air products for residential, commercial and industrial applications. The acquisition will be accounted for as a business combination and the assets and liabilities valued at fair market value. Metal-Fab will be included within the Company’s carbon flat-products segment in the Company’s first quarter of 2023 financial results.

In connection with the Metal-Fab acquisition, the Company entered into a Sixth Amendment to Third Amended and Restated Loan and Security Agreement, which increased the availability under our existing ABL Credit Facility from $475.0 million to $625.0 million. In addition, the amendment allows the Company to include the eligible assets of Metal-Fab in its borrowing base and updated the reference rate from LIBOR to Secured Overnight Financing Rate (SOFR). Additionally, the Company amended its fixed interest rate hedge from LIBOR to SOFR. This change to the interest rate hedge fixes the rate at 2.42%, down from 2.57%. The Company has the option to borrow under its revolver based on the agent’s base rate plus a premium ranging from 0.00% to 0.25% or SOFR plus a premium ranging from 1.25% to 2.75%.

Schedule II – Valuation and Qualifying Accounts

(in thousands)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year Ended December 31, 2020
Allowance for credit losses	$1,965	$1,154	$-	$(1,393)	$1,726
Tax valuation reserve	$2,215	$87	$-	$-	$2,302

Year Ended December 31, 2021
Allowance for credit losses	$1,726	$1,250	$-	$(474)	$2,502
Tax valuation reserve	$2,302	$236	$-	$(1,341)	$1,197

Year Ended December 31, 2022
Allowance for credit losses	$2,502	$2,184	$-	$(855)	$3,831
Tax valuation reserve	$1,197	$-	$-	$(278)	$919

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Evaluations required by Rule 13a-15 of the Securities Exchange Act of 1934, or Exchange Act, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report have been carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon such evaluations, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2022 in providing reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting is set forth in Part II, Item 8 of this Annual Report on Form 10-K and is incorporated herein. Grant Thornton LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2022, as stated in their report, which appears in Part II, Item 8 of this Annual Report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

Information required by Item 10 as to the executive officers is provided in Part I of this Annual Report on Form 10-K and is incorporated by reference into this section. Other information required by Item 10 will be incorporated herein by reference to the information set forth in our definitive proxy statement for our 2023 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION

Information required by Item 11 will be incorporated herein by reference to the information set forth in our definitive proxy statement for our 2023 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by Item 12 will be incorporated herein by reference to the information set forth in our definitive proxy statement for our 2023 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by Item 13 will be incorporated herein by reference to the information set forth in our definitive proxy statement for our 2023 Annual Meeting of Shareholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by Item 14 will be incorporated herein by reference to the information set forth in our definitive proxy statement for our 2023 Annual Meeting of Shareholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) The following financial statements are included in Part II, Item 8:

Report of Independent Registered Public Accounting Firm

Management’s Report on Internal Control Over Financial Reporting

Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2022, 2021 and 2020

Consolidated Balance Sheets as of December 31, 2022 and 2021

Consolidated Statements of Cash Flows for the Years Ended December 31, 2022, 2021 and 2020

Supplemental Disclosures of Cash Flow Information for the Years Ended December 31, 2022, 2021 and 2020

Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2022, 2021 and 2020

Notes to Consolidated Financial Statements for the Years Ended December 31, 2022, 2021 and 2020

(a)(2) Financial Statement Schedules.

Schedule II – Valuation and Qualifying Accounts

(a)(3) Exhibits. The Exhibits filed herewith are set forth on the Index to Exhibits filed as part of this Annual Report and incorporated herein by reference.

INDEX TO EXHIBITS

Exhibit	Description	Reference
2.1	Asset Purchase Agreement, dated as of September 17, 2021, by and among Venture Steel (U.S), Inc., Olympic Steel Lafayette, Inc. and Olympic Steel, Inc	Incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed with the Commission on September 22, 2021 (Commission File No. 0-23320).
2.2	Stock Purchase Agreement, dated as of January 3, 2023, among Olympic Steel, Inc., OS Holdings, Inc., Metal-Fab, Inc., the sellers party thereto and the representative of the sellers.	Incorporated by reference to Exhibit 2.2 to the Registrant’s Form 8-K filed with the Commission on January 3, 2022 (Commission File No. 0-23320).
3.1(i)	Amended and Restated Articles of Incorporation	Incorporated by reference to Exhibit 3.1(i) to the Registration Statement on Form S-1 (Registration No. 33-73992) filed with the Commission on January 12, 1994.
3.1(ii)	Amended and Restated Code of Regulations	Incorporated by reference to Exhibit 3.1 to Company’s Form 10-Q filed with the Commission on August 6, 2015 (Commission File No. 0-23320).
3.1(iii)	Amendment to Amended and Restated Articles of Incorporation	Incorporated by reference to Exhibit 3.1 to Company’s Form 10-Q filed with the Commission on August 6, 2021 (Commission File No. 0-23320).
4.25

Third Amended and Restated Loan and Security Agreement, dated as of December 8, 2017, by and among the Registrant, the financial institutions from time to time party thereto, Bank of America, N.A., as administrative agent, and the other agents from time to time party thereto

Incorporated by reference to Exhibit 4.25 to Registrant's Form 8-K filed with the Commission on December 14, 2017 (Commission File No. 0-23320).
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

Exhibit
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

Incorporated by reference to Exhibit 4.30 to Registrant’s Form 8-K filed with the Commission on June 21, 2021 (Commission File No. 0-23320).
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

Incorporated by reference to Exhibit 4.31 to Registrant’s Form 10-K filed with the Commission on February 25, 2022 (Commission File No. 0-23320).
4.32

Joinder and Sixth Amendment to Third Amended and Restated Loan and Security Agreement, dated as of January 2, 2023, among Olympic Steel, Inc., Olympic Steel Lafayette, Inc., Olympic Steel Minneapolis, Inc., Olympic Steel Iowa, Inc., Oly Steel NC, In., IS Acquisition, Inc., Chicago Tube and Iron Company, B Metals, Inc., MCI, Inc., ACT Acquisition, Inc., SHAQ, Inc., OS Holdings, Inc., Metal-Fab, Inc., the lenders from time to time party thereto and Bank of America, N.A. as Agent for the Lenders.

Incorporated by reference to Exhibit 4.32 to the Registrant’s Form 8-K filed with the Commission on January 3, 2023 (Commission File No. 0-23320).

Exhibit	Description	Reference
10.8 *	Form of Management Retention Agreement for Senior Executive Officers of the Company	Incorporated by reference to Exhibit 10.8 to Registrant's Form 10-Q filed with the Commission on August 7, 2000 (Commission File No. 0-23320).
10.9 *	Form of Management Retention Agreement for Other Officers of the Company	Incorporated by reference to Exhibit 10.9 to Registrant's Form 10-Q filed with the Commission on August 7, 2000 (Commission File No. 0-23320).
10.14 *	Olympic Steel, Inc. Executive Deferred Compensation Plan dated December 15, 2004	Incorporated by reference to Exhibit 10.14 to Registrant’s Form 10-K filed with the Commission on March 14, 2005 (Commission File No. 0-23320).
10.15 *	Form of Non-Solicitation Agreements	Incorporated by reference to Exhibit 10.15 to Registrant’s Form 8-K filed with the Commission on March 4, 2005 (Commission File No. 0-23320).
10.16 *	Form of Management Retention Agreement	Incorporated by reference to Exhibit 10.16 to Registrant’s Form 10-Q filed with the Commission on August 8, 2005 (Commission File No. 0-23320).
10.17 *	Supplemental Executive Retirement Plan Term Sheet	Incorporated by reference to Exhibit 99.1 to Registrant’s Form 8-K filed with the Commission on January 5, 2006 (Commission File No. 0-23320).
10.20 *	Olympic Steel, Inc. Supplemental Executive Retirement Plan	Incorporated by reference to Exhibit 10.20 to Registrant’s Form 8-K filed with the Commission on April 28, 2006 (Commission File No. 0-23320).
10.21 *	Olympic Steel, Inc. Amended and Restated Olympic Steel, Inc. 2007 Omnibus Incentive Plan as Amended Effective May 7, 2021	Incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q filed with the Commission on August 6, 2021 (Commission File No-0-23320).
10.22 *	Olympic Steel, Inc. C-Suite Long-Term Incentive Plan	Incorporated by reference to Exhibit 10.22 to Registrant’s Form 10-K filed with the Commission on February 25, 2022 (Commission File No-0-23320).
10.23 *	Form of C-Suite Long-Term Incentive Agreement for participants.	Incorporated by reference to Exhibit 10.23 to Registrant’s Form 10-K filed with the Commission on February 25, 2021 (Commission File No-0-23320).
10.30 *	Olympic Steel, Inc. Senior Manager Compensation Plan	Incorporated by reference to Exhibit 10.30 to Registrant’s Form 10-Q filed with the Commission on May 6, 2011 (Commission File No. 0-23320).
10.33 *	Richard T. Marabito Employment Agreement effective as of December 21, 2018	Incorporated by reference to Exhibit 10.13 to Registrant’s Form 8-K filed with the Commission on December 21, 2018 (Commission File No. 0-23320).

Exhibit	Description	Reference
10.34 *	Form of RSU Agreements for Messrs. Marabito, Greiff and Manson.	Incorporated by reference to Exhibit 10.34 to Registrant’s Form 10-K filed with the Commission on February 23, 2012 (Commission File No. 0-23320).
10.37 *	Amendment to Form of Management Retention Agreement for Senior Executive Officers of the Company	Incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q filed with the Commission on May 1, 2015 (Commission File No. 0-23320).
10.41 *	Employment Agreement, dated as of January 1, 2020, between Olympic Steel, Inc. and Andrew S. Greiff	Incorporated by reference to Exhibit 10.41 to Registrant’s Form 8-K filed with the Commission on December 27, 2019 (Commission File No. 0-23320).
10.42 *	Richard A. Manson Employment Agreement effective as of January 1, 2022	Incorporated by reference to Exhibit 10.40 to Registrant’s Form 8-K filed with the Commission on November 26, 2021 (Commission File No. 0-23320).
21	List of Subsidiaries	Filed herewith
23.1	Consent of Grant Thornton, LLP, Independent Registered Public Accounting Firm	Filed herewith
24	Directors and Officers Powers of Attorney	Filed herewith
31.1	Certification of the Principal Executive Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of the Principal Financial Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Written Statement of Richard T. Marabito, Chairman and Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Written Statement of Richard A. Manson, Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101

The following materials from Olympic Steel’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Statements of Cash Flows, (iv) the Supplemental Disclosures of Cash Flow Information, (v) the Consolidated Statements of Shareholders’ Equity, (vi) Notes to Unaudited Consolidated Financial Statements and (vii) document and entity information.

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

OLYMPIC STEEL, INC.

February 24, 2023	By: /s/ Richard A. Manson
Richard A. Manson,
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated and on the dates indicated.

February 24, 2023	/s/ Richard T. Marabito *
Richard T. Marabito, Chief Executive Officer
(Principal Executive Officer)

February 24, 2023	/s/ Richard A. Manson *
Richard A. Manson, Chief Financial Officer
(Principal Financial and Accounting Officer)

February 24, 2023	/s/ Michael D. Siegal *
Michael D. Siegal, Executive Chairman of the Board

February 24, 2023	/s/ Arthur F. Anton *
Arthur F. Anton, Lead Director

February 24, 2023	/s/ Dirk A. Kempthorne *
Dirk A. Kempthorne, Director

February 24, 2023	/s/ Idalene F. Kesner *
Idalene F. Kesner, Director

February 24, 2023	/s/ Michael G. Rippey *
Michael G. Rippey, Director

February 24, 2023	/s/ Richard P. Stovsky *
Richard P. Stovsky, Director

February 24, 2023	/s/ Vanessa Whiting *
Vanessa Whiting, Director

February 24, 2023	/s/ David A. Wolfort *
David A. Wolfort, Director

* The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to the Powers of Attorney executed by the above-named officers and directors of the Company and filed with the Securities and Exchange Commission on behalf of such officers and directors.

By:	/s/ Richard A. Manson	February 24, 2023
Richard A. Manson, Attorney-in-Fact