Form 10-Q
period 2023-03-31
OLYMPIC STEEL INC
filed 2023-05-05
CIK 917470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 5, 2023
Common stock, without par value	11,132,542

Olympic Steel, Inc.

Index to Form 10-Q

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Olympic Steel, Inc.

Consolidated Balance Sheets

(in thousands)

	As of
	March 31, 2023	December 31, 2022
	(unaudited)
Assets
Cash and cash equivalents	$18,413	$12,189
Accounts receivable, net	236,844	219,789
Inventories, net (includes LIFO reserves of $20,301 as of March 31, 2023 and December 31, 2022)	407,983	416,931
Prepaid expenses and other	6,257	9,197
Total current assets	669,497	658,106
Property and equipment, at cost	455,975	429,810
Accumulated depreciation	(283,315)	(281,478)
Net property and equipment	172,660	148,332
Goodwill	43,690	10,496
Intangible assets, net	85,859	32,035
Other long-term assets	19,755	14,434
Right of use assets, net	35,328	28,224
Total assets	$1,026,789	$891,627

Liabilities
Accounts payable	$142,608	$101,446
Accrued payroll	17,863	40,334
Other accrued liabilities	20,613	16,824
Current portion of lease liabilities	6,921	6,098
Total current liabilities	188,005	164,702
Credit facility revolver	258,765	165,658
Other long-term liabilities	15,718	12,619
Deferred income taxes	10,737	10,025
Lease liabilities	29,013	22,655
Total liabilities	502,238	375,659
Shareholders' Equity
Preferred stock	-	-
Common stock	135,131	134,724
Accumulated other comprehensive income	1,007	1,311
Retained earnings	388,413	379,933
Total shareholders' equity	524,551	515,968
Total liabilities and shareholders' equity	$1,026,789	$891,627

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Consolidated Statements of Comprehensive Income

For the Three Months Ended March 31,

(in thousands, except per share data)

	2023	2022

Net sales	$573,076	$696,333
Costs and expenses
Cost of materials sold (excludes items shown separately below)	452,636	555,107
Warehouse and processing	30,649	24,048
Administrative and general	33,185	29,622
Distribution	17,741	15,041
Selling	10,397	10,822
Occupancy	4,544	3,589
Depreciation	5,077	4,350
Amortization	1,124	632
Total costs and expenses	555,353	643,211
Operating income	17,723	53,122
Other loss, net	11	6
Income before interest and income taxes	17,712	53,116
Interest and other expense on debt	4,223	1,998
Income before income taxes	13,489	51,118
Income tax provision	3,617	13,816
Net income	$9,872	$37,302
Gain (loss) on cash flow hedge	(405)	2,291
Tax effect on cash flow hedge	101	(573)
Total comprehensive income	$9,568	$39,020

Earnings per share:
Net income per share - basic	$0.85	$3.23
Weighted average shares outstanding - basic	11,570	11,559
Net income per share - diluted	$0.85	$3.23
Weighted average shares outstanding - diluted	11,571	11,563

Dividends declared per share of common stock	$0.125	$0.090

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Consolidated Statements of Cash Flows

For the Three Months Ended March 31,

(in thousands)

	2023	2022
Cash flows from (used for) operating activities:
Net income	$9,872	$37,302
Adjustments to reconcile net income to net cash from operating activities -
Depreciation and amortization	6,201	4,982
Amortization of deferred financing fees	132	114
Gain on disposition of property and equipment	(92)	(2,198)
Stock-based compensation	407	327
Other long-term assets	(1,587)	1,061
Other long-term liabilities	1,020	4,506
	15,953	46,094
Changes in working capital:
Accounts receivable	(6,458)	(34,966)
Inventories	26,184	9,582
Prepaid expenses and other	2,412	(1,538)
Accounts payable	37,476	13,778
Change in outstanding checks	167	1,022
Accrued payroll and other accrued liabilities	(23,294)	(19,089)
	36,487	(31,211)
Net cash from operating activities	52,440	14,883

Cash flows from (used for) investing activities:
Acquisitions, net of cash acquired	(129,476)	-
Capital expenditures	(7,415)	(2,116)
Proceeds from disposition of property and equipment	124	3,292
Net cash (used for) from investing activities	(136,767)	1,176

Cash flows from (used for) financing activities:
Credit facility revolver borrowings	263,194	183,573
Credit facility revolver repayments	(170,087)	(200,152)
Principal payment under capital lease obligation	(220)	(182)
Credit facility fees and expenses	(944)	(100)
Dividends paid	(1,392)	(1,001)
Net cash from (used for) financing activities	90,551	(17,862)

Cash and cash equivalents:
Net change	6,224	(1,803)
Beginning balance	12,189	9,812
Ending balance	$18,413	$8,009

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Supplemental Disclosures of Cash Flow Information

For the Three Months Ended March 31,

(in thousands)

	2023	2022
	(unaudited)

Interest paid	$3,561	$1,902
Income taxes paid	$115	$655

The Company incurred $1.7 million of new financing lease obligations during the three months ended March 31, 2023. The Company incurred a nominal amount of new financing lease obligations during the three months ended March 31, 2022. These non-cash transactions have been excluded from the Consolidated Statements of Cash Flows for the three months ended March 31, 2023.

Olympic Steel, Inc.

Consolidated Statements of Shareholders’ Equity

For the Three Months Ended March 31,

(in thousands)

(unaudited)

		Accumulated
		Other
	Common	Comprehensive	Retained	Total
	Stock	Income (Loss)	Earnings	Equity

Balance at December 31, 2022	$134,724	$1,311	$379,933	$515,968
Net income	-	-	9,872	9,872
Payment of dividends	-	-	(1,392)	(1,392)
Stock-based compensation	407	-	-	407
Changes in fair value of hedges, net of tax	-	(304)	-	(304)
Balance at March 31, 2023	$135,131	$1,007	$388,413	$524,551

		Accumulated
		Other
	Common	Comprehensive	Retained	Total
	Stock	Income (Loss)	Earnings	Equity

Balance at December 31, 2021	$133,427	$(1,996)	$293,008	$424,439
Net income	-	-	37,302	37,302
Payment of dividends	-	-	(1,001)	(1,001)
Stock-based compensation	327	-	-	327
Changes in fair value of hedges, net of tax	-	1,718	-	1,718
Other	-	1	-	1
Balance at March 31, 2022	$133,754	$(277)	$329,309	$462,786

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Notes to Unaudited Consolidated Financial Statements

March 31, 2023

1.	Basis of Presentation:

The accompanying consolidated financial statements have been prepared from the financial records of Olympic Steel, Inc. and its wholly-owned subsidiaries (collectively, Olympic or the Company), without audit and reflect all normal and recurring adjustments which are, in the opinion of management, necessary to fairly state the results of the interim periods covered by this report. Year-to-date results are not necessarily indicative of 2023 annual results and these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. All intercompany transactions and balances have been eliminated in consolidation.

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

The primary focus of the specialty metals flat products segment is on the direct sale and distribution of processed stainless and aluminum flat-rolled sheet and coil products, flat bar products and fabricated parts.  Through recent acquisitions, the specialty metals flat products segment has expanded its geographic footprint and enhanced its product offerings in stainless steel and aluminum plate, sheet, angles, rounds, flat bar, tubing and pipe and prime tin mill products.

The primary focus of the carbon flat products segment is on the direct sale and distribution of large volumes of processed carbon and coated flat-rolled sheet, coil and plate products and fabricated parts.  Through recent acquisitions, the carbon flat products segment has expanded its product offerings to include self-dumping metal hoppers, and steel and stainless-steel dump inserts for pickup truck and service truck beds.  Through the acquisition of Metal-Fab, Inc. (Metal-Fab) on January 3, 2023, the carbon flat products segment further expanded its product offerings to include venting, micro air and clean air products for residential, commercial and industrial applications.

The Company acts as an intermediary between metals producers and manufacturers that require processed metals for their operations. The Company serves customers in most metals consuming industries, including manufacturers and fabricators of transportation and material handling equipment, construction and farm machinery, storage tanks, environmental and energy generation equipment, automobiles, military vehicles and equipment, as well as general and plate fabricators and metals service centers. These products are primarily distributed through a direct sales force.

Combined, the carbon and specialty metals flat products segments have 36 strategically located processing and distribution facilities in the United States and one in Monterrey, Mexico.  Many of our facilities service both the carbon and the specialty metals flat products segments, and certain assets and resources are shared by the segments.  Our geographic footprint allows us to focus on regional customers and larger national and multi-national accounts, primarily located throughout the midwestern, eastern and southern United States

Through its tubular and pipe products segment, which consists of the Chicago Tube and Iron subsidiary (CTI), the Company distributes metal tubing, pipe, bar, valves and fittings and fabricate pressure parts supplied to various industrial markets. CTI operates from seven locations in the Midwestern and southeastern United States. The tubular and pipe products segment distributes its products primarily through a direct sales force.

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

Impact of Recently Issued Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”. The objective of this ASU is to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. In December 2022, FASB issued ASU No. 2022-06 “Deferral of the Sunset Date of Topic 848” which amends and extends the sunset date to December 31, 2024. The adoption of this ASU in the first quarter of 2023 did not have a material impact on the Company’s Consolidated Financial Statements.

2.	Acquisitions:

On January 3, 2023, the Company acquired all the outstanding shares of capital stock of Metal-Fab for a cash purchase price of $131.2 million. Metal-Fab, headquartered in Wichita, Kansas, is a manufacturer of venting, micro air and clean air products for residential, commercial and industrial applications.

The Company paid total cash consideration of $131.2 million, consisting of a base purchase price of $131.0 million and a cash adjustment of $0.2 million. The acquisition was funded with borrowings under the Company’s asset-based credit facility (ABL Credit Facility). During 2023, the Company incurred $2.6 million of direct acquisition-related costs, which are included in “Administrative and general” in the Consolidated Statements of Comprehensive Income and $2.1 million of non-recurring amortization of inventory step up to fair market value adjustments, which are included in “Costs of materials sold” in the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2023.

Purchase Price Allocation

The acquisition of Metal-Fab was accounted for as a business combination and the assets and liabilities were valued at fair market value on January 3, 2023, the date of acquisition. The Consolidated Balance Sheet as of March 31, 2023, reflects the allocation of Metal-Fab’s purchase price.

The purchase price allocations presented below is based upon management’s estimate of the fair value of the acquired assets and assumed liabilities using Level 3 valuation techniques including income, cost and market approaches. The fair value estimates involve the use of estimates and assumptions, including, but not limited to, the timing and amounts of future cash flows, revenue growth rates, discount rates, and royalty rates. The table below summarizes the preliminary purchase price allocation of the fair market values of the assets acquired and liabilities assumed.

Details of Acquisition (in thousands)	Total

Assets acquired
Cash and cash equivalents	$1,728
Accounts receivable, net	10,597
Prepaid expenses and other	740
Inventories, net	17,236
Property and equipment	20,408
Goodwill	33,194
Intangible assets	54,740
Right-of-use and other long-term assets	6,930
Total assets acquired	145,573
Total liabilities assumed	(14,369)
Cash paid	$131,204

In connection with the acquisition of Metal-Fab, the Company identified and valued certain intangible assets, including the Metal-Fab trade name, internally developed technology and know-how, restrictive covenants and customer relationships. The intangible assets were evaluated on the premise of highest and best use to a market participant, primarily utilizing the income approach valuation methodology. The trade name intangible asset was valued at $11.5 million, and the useful life was determined to be indefinite primarily due to their history and reputation in the marketplace, the Company’s expectation that the trade name will continue to be used, and the conclusion that there are currently no other factors identified that would limit their useful life. The internally developed technology and know-how intangible asset was valued at $5.3 million, and the useful life was determined to be fifteen years. The non-compete agreements intangible asset was valued at $1.4 million, and the useful life was determined to be the length of the non-compete agreements, which range from two to five years. The customer relationships intangible asset was valued at $36.5 million, and the useful life was determined to be twenty-six years, based primarily on the consistent and predictable revenue source associated with the existing customer base, the present value of which extends through the twenty-six-year amortization period.

The accompanying Consolidated Statements of Comprehensive Income includes the revenues and expenses of Metal-Fab since the acquisition date. Metal-Fab’s operations are included within the carbon flat-rolled segment.

Pro Forma Financial Information

The following unaudited pro forma summary of financial results presents the consolidated results of operations as if the Metal-Fab acquisition had occurred on January 1, 2022, after the effect of certain adjustments. The historical consolidated financial information has been adjusted to give effect to the impact of the consideration issued by the Company to Metal-Fab’s stockholders in connection with the acquisition and the effect of debt refinancing necessary to complete the transaction. The unaudited pro forma summary also includes certain purchase price accounting adjustments, including the items expected to have a continuing impact on combined results, such as depreciation and amortization expense on acquired assets. The unaudited pro forma combined financial information does not reflect the cost of any integration activities or benefits that may result from synergies that may be derived from integration activities.

The pro forma results have been presented for comparative purposes only and are not indicative of what would have occurred had the acquisition been made on January 1, 2022, or of any potential results that may occur in the future.

	For the three months ended March 31, 2022

	Historical OSI	Historical Metal-Fab	Pro Forma Adjustments	Pro Forma Combined
(in thousands, except per share amounts)
Pro forma (unaudited):
Net sales	$696,333	$22,685	$184	$719,202
Net income (loss)	$37,302	$4,042	$(4,401)	$36,943

Basic earnings per share	$3.23	$0.35	$(0.38)	$3.20
Diluted earnings per share	$3.23	$0.35	$(0.38)	$3.20

3.	Revenue Recognition:

The Company provides metals processing, distribution and delivery of large volumes of processed carbon, coated flat-rolled sheet, coil and plate products, aluminum, and stainless flat-rolled products, prime tin mill products, flat bar products, metal tubing, pipe, bar, valves, fittings, fabricated parts, venting, micro air and clean air products. The Company's contracts with customers are comprised of purchase orders with standard terms and conditions. Occasionally the Company may also have longer-term agreements with customers. Substantially all of the contracts with customers require the delivery of metals, which represent single performance obligations that are satisfied at a point in time upon transfer of control of the product to the customer.

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

	Disaggregated Revenue by Products Sold
	For the Three Months Ended March 31, 2023
	Specialty metals flat products	Carbon flat products	Tubular and pipe products	Total
Specialty	29.1%	-	-	29.1%
Hot Rolled	-	27.3%	-	27.3%
Tube	-	-	16.9%	16.9%
Plate	-	13.5%	-	13.5%
Coated	-	4.4%	-	4.4%
Cold Rolled	-	3.4%	-	3.4%
Other	-	5.4%	-	5.4%
Total	29.1%	54.0%	16.9%	100.0%

	Disaggregated Revenue by Products Sold
	For the Three Months Ended March 31, 2022
	Specialty metals flat products	Carbon flat products	Tubular and pipe products	Total
Hot Rolled	-	30.3%	-	30.3%
Specialty	28.5%	-	-	28.5%
Tube	-	-	16.8%	16.8%
Plate	-	13.3%	-	13.3%
Cold Rolled	-	5.0%	-	5.0%
Coated	-	5.0%	-	5.0%
Other	0.1%	1.0%	-	1.1%
Total	28.6%	54.6%	16.8%	100.0%

4.	Accounts Receivable:

Accounts receivable are presented net of allowances for credit losses and unissued credits of $4.7 million and $4.3 million as of March 31, 2023 and December 31, 2022, respectively. The allowance for credit losses is maintained at a level considered appropriate based on historical experience, specific customer collection issues that have been identified, current market conditions and estimates for supportable forecasts when appropriate. Estimations are based upon a calculated percentage of accounts receivable, which remains fairly level from year to year, and judgments about the probable effects of economic conditions on certain customers, which can fluctuate significantly from year to year. The Company cannot guarantee that the rate of future credit losses will be similar to past experience. The Company considers all available information when assessing the adequacy of its allowance for credit losses and unissued credits.

5.	Inventories:

Inventories consisted of the following:

	Inventory as of
(in thousands)	March 31, 2023	December 31, 2022
Unprocessed	$313,002	$356,588
Processed and finished	94,981	60,343
Totals	$407,983	$416,931

The Company values certain of its tubular and pipe products inventory at the last-in, first-out (LIFO) method. At March 31, 2023 and December 31, 2022, approximately $44.1 million, or 10.8% of consolidated inventory, and $46.3 million, or 11.1% of consolidated inventory, respectively, was reported under the LIFO method of accounting. The cost of the remainder of the tubular and pipe products inventory is determined using a weighted average rolling first-in, first-out (FIFO) method.

The Company did not record any LIFO expense or income for the three months ended March 31, 2023 as current inventory price and volume projections anticipate no material change to the LIFO reserve by December 31, 2023. The Company did not record any LIFO expense or income for the three months ended March 31, 2022.

6.	Goodwill and Intangible Assets:

The Company’s intangible assets were recorded in connection with its acquisitions of Shaw Stainless & Alloy, Inc. (Shaw) in 2021, Action Stainless & Alloys (Action Stainless) in 2020 and Berlin Metals, LLC in 2018 for the specialty metals flat products segment and Metal-Fab in 2023 and EZ Dumper® and McCullough Industries in 2019 for the carbon flat products segment.  The intangible assets were evaluated on the premise of highest and best use to a market participant, primarily utilizing the income approach valuation methodology.

Goodwill, by reportable unit, was as follows as of March 31, 2023 and December 31, 2022, respectively. The goodwill is deductible for tax purposes.

(in thousands)	Specialty Metals Flat Products	Carbon Flat Products	Total
Balance as of December 31, 2022	$9,431	$1,065	$10,496
Acquisitions	-	33,194	33,194
Impairments	-	-	-
Balance as of March 31, 2023	$9,431	$34,259	$43,690

Intangible assets, net, consisted of the following as of March 31, 2023 and December 31, 2022, respectively:

	As of March 31, 2023
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Customer relationships - subject to amortization	$59,059	$(12,838)	$46,221
Covenant not to compete - subject to amortization	1,949	(391)	1,558
Technology and know-how - subject to amortization	5,300	(88)	5,212
Trade name - not subject to amortization	32,868	-	32,868
	$99,176	$(13,317)	$85,859

	As of December 31, 2022
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Customer relationships - subject to amortization	$22,559	$(12,100)	$10,459
Covenant not to compete - subject to amortization	509	(301)	208
Trade name - not subject to amortization	21,368	-	21,368
	$44,436	$(12,401)	$32,035

The Company estimates that amortization expense for its intangible assets subject to amortization will be approximately $3.3 million per year for the next three years, $2.8 million the following year and then $2.0 million for the next year after.

7.	Leases:

The components of lease expense were as follows:

	For the Three Months Ended March 31,
(in thousands)	2023	2022
Operating lease cost	$2,140	$1,784

Finance lease cost:
Amortization of right-of-use assets	$229	$185
Interest on lease liabilities	35	14
Total finance lease cost	$264	$199

Supplemental cash flow information related to leases was as follows:

	For the Three Months Ended March 31,
(in thousands)	2023	2022
Cash paid for lease liabilities:
Operating cash flows from operating leases	$2,105	$1,751
Operating cash flows from finance leases	35	14
Financing cash flows from finance leases	220	182
Total cash paid for lease liabilities	$2,360	$1,947

Supplemental balance sheet information related to leases was as follows:

	March 31,	December 31,
(in thousands)	2023	2022
Operating Leases
Operating lease	$53,709	$45,987
Operating lease accumulated amortization	(18,381)	(17,763)
Operating lease right-of-use asset, net	35,328	28,224

Operating lease current liabilities	6,921	6,098
Operating lease liabilities	29,013	22,655
Total operating lease liabilities	$35,934	$28,753

Finance Leases
Finance lease	$4,957	$3,144
Finance lease accumulated depreciation	(1,785)	(1,585)
Finance lease, net	3,172	1,559

Finance lease current liabilities	922	594
Finance lease liabilities	2,334	1,025
Total finance lease liabilities	$3,256	$1,619

Weighted Average Remaining Lease Term
Operating leases (in years)	7	6
Finance leases (in years)	4	3

Weighted Average Discount Rate
Operating leases	3.91%	3.41%
Finance leases	4.80%	3.56%

Finance lease right-of-use assets are included within “Property and equipment, at cost” and “Accumulated depreciation” on the Consolidated Balance Sheets.  The current portion of finance lease liabilities are included within “Other accrued liabilities” and the long-term portion of finance lease liabilities are included within “Other long-term liabilities” on the Consolidated Balance Sheets, respectively.

Maturities of lease liabilities were as follows:

	Operating	Finance
(in thousands)	Leases	Leases
Year Ending December 31,
2023	$6,176	$802
2024	7,657	977
2025	6,435	769
2026	5,517	486
2027	4,388	315
Thereafter	10,947	244
Total future minimum lease payments	$41,120	$3,593
Less remaining imputed interest	(5,186)	(337)
Total	$35,934	$3,256

8.	Debt:

The Company’s debt is comprised of the following components:

	As of
	March 31,	December 31,
(in thousands)	2023	2022
Asset-based revolving credit facility due June 16, 2026	258,765	165,658
Total debt	$258,765	$165,658

On January 3, 2023, the Company entered into a Sixth Amendment to Third Amended and Restated Loan and Security Agreement, which amended the Company’s existing ABL Credit Facility. The amendment increased the Credit Facility by $150 million from $475 million to $625 million. The $625 million ABL Credit Facility consists of: (i) a revolving credit facility of up to $595 million, including a $20 million sub-limit for letters of credit, and (ii) a first in, last out revolving credit facility of up to $30 million. Under the terms of the ABL Credit Facility, the Company may, subject to the satisfaction of certain conditions, request additional commitments under the revolving credit facility in the aggregate principal amount of up to $200 million to the extent that existing or new lenders agree to provide such additional commitments, and add real estate as collateral at the Company’s discretion. The ABL Credit Facility matures on June 16, 2026.

The Company’s the ABL Credit Facility is collateralized by the Company’s accounts receivable, inventory, personal property and certain real estate. The ABL Credit Facility contains customary representations and warranties and certain covenants that limit the ability of the Company to, among other things: (i) incur or guarantee additional indebtedness; (ii) pay distributions on, redeem or repurchase capital stock or redeem or repurchase subordinated debt; (iii) make investments; (iv) sell assets; (v) enter into agreements that restrict distributions or other payments from restricted subsidiaries to the Company; (vi) incur liens securing indebtedness; (vii) consolidate, merge or transfer all or substantially all of the Company’s assets; and (viii) engage in transactions with affiliates. In addition, the ABL Credit Facility contains a financial covenant which requires if any commitments or obligations are outstanding and the Company’s availability is less than the greater of $30 million or 10.0% of the aggregate amount of revolver commitments ($62.5 million at March 31, 2023) or 10.0% of the aggregate borrowing base ($61.9 million at March 31, 2023), then the Company must maintain a ratio of Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA) minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00 for the most recent twelve fiscal month period.

The Company has the option to borrow under its revolver based on the agent’s base rate plus a premium ranging from 0.00% to 0.25% or the Secured Overnight Financing Rate (SOFR) plus a premium ranging from 1.25% to 2.75%.

On January 10, 2019, the Company entered into a five-year forward starting fixed rate interest rate hedge in order to eliminate the variability of cash interest payments on $75 million of the outstanding LIBOR based borrowings under the ABL Credit Facility. On January 3, 2023, the Company amended the interest rate hedge agreement to use SOFR as the reference rate and updated the fixed rate to 2.42% from 2.57%. Although the Company is exposed to credit loss in the event of nonperformance by the other party to the interest rate hedge agreement, the Company anticipates performance by the counterparty.

As of March 31, 2023, the Company was in compliance with its covenants and had approximately $355 million of availability under the ABL Credit Facility.

As of March 31, 2023, and December 31, 2022, $2.0 million and $1.2 million, respectively, of bank financing fees were included in “Prepaid expenses and other” and “Other long-term assets” on the accompanying Consolidated Balance Sheets. The financing fees are being amortized over the five-year term of the ABL Credit Facility and are included in “Interest and other expense on debt” on the accompanying Consolidated Statements of Comprehensive Income.

9.	Derivative Instruments:

Metals swaps and embedded customer derivatives

During 2023 and 2022, the Company entered into nickel swaps indexed to the London Metal Exchange (LME) price of nickel with third-party brokers. The nickel swaps are accounted for as derivatives for accounting purposes. The Company entered into them to mitigate its customers’ risk of volatility in the price of metals. The outstanding nickel swaps mature in 2023. The swaps are settled with the brokers at maturity. The economic benefit or loss arising from the changes in fair value of the swaps is contractually passed through to the customer. The primary risk associated with the metals swaps is the ability of customers or third-party brokers to honor their agreements with the Company related to derivative instruments. If the customer or third-party brokers are unable to honor their agreements, the Company’s risk of loss is the fair value of the metals swaps.

These derivatives have not been designated as hedging instruments. The periodic changes in fair value of the metals and embedded customer derivative instruments are included in “Cost of materials sold” in the Consolidated Statements of Comprehensive Income.  The Company recognizes derivative positions with both the customer and the third party for the derivatives and classifies cash settlement amounts associated with them as part of “Cost of materials sold” in the Consolidated Statements of Comprehensive Income.  The cumulative change in fair value of the metals swaps that had not yet settled as of March 31, 2023, are included in “Other accrued liabilities” and the embedded customer derivatives are included in “Accounts receivable, net” on the Consolidated Balance Sheets as of March 31, 2023.

Fixed rate interest rate hedge

On January 10, 2019, the Company entered into a five-year forward starting fixed rate interest rate hedge in order to eliminate the variability of cash interest payments on $75 million of the outstanding LIBOR based borrowings under the ABL Credit Facility. On January 3, 2023, the Company amended the interest rate hedge agreement to use SOFR as the reference rate and updated the fixed rate to 2.42% from 2.57%. The interest rate hedge is included in “Prepaid expenses and other” on the Consolidated Balance Sheets as of March 31, 2023. Although the Company is exposed to credit loss in the event of nonperformance by the other party to the interest rate hedge agreement, the Company anticipates performance by the counterparty.

The table below shows the total impact to the Company’s Consolidated Statements of Comprehensive Income through net income of the derivatives for the three months ended March 31, 2023 and 2022, respectively.

	Net Gain (Loss) Recognized
	For the Three Months Ended March 31,
(in thousands)	2023	2022
Fixed interest rate hedge	$319	$(451)
Metals swaps	(276)	2,163
Embedded customer derivatives	276	(2,163)
Total loss	$319	$(451)

10.	Fair Value of Assets and Liabilities:

During the three months ended March 31, 2023, there were no transfers of financial assets between Levels 1, 2 or 3 fair value measurements. There have been no changes in the methodologies used at March 31, 2023 since December 31, 2022.

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company:

	Value of Items Recorded at Fair Value
	As of March 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Metal Swaps	$-	$2,964	$-	$2,964
Embedded customer derivative	-	256	-	256
Fixed interest rate hedge	-	1,343	-	1,343
Total assets at fair value	$-	$4,563	$-	$4,563

Liabilities:
Metal Swaps	$-	$3,140	$-	$3,140
Total liabilities recorded at fair value	$-	$3,140	$-	$3,140

	Value of Items Recorded at Fair Value
	As of December 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Fixed interest rate hedge	$-	$1,748	$-	$1,748
Total assets at fair value	$-	$1,748	$-	$1,748

The value of the items not recorded at fair value represent the carrying value of the liabilities.

The carrying value of the ABL Credit Facility was $258.8 million and $165.7 million at March 31, 2023 and December 31, 2022, respectively. Management believes that the ABL Credit Facility’s carrying value approximates its fair value due to the variable interest rate on the ABL Credit Facility.

11.	Accumulated Other Comprehensive Loss:

On January 10, 2019, the Company entered into a five-year forward starting fixed rate interest rate hedge in order to eliminate the variability of cash interest payments on $75 million of the outstanding LIBOR based borrowings under the ABL Credit Facility. On January 3, 2023, the Company amended the interest rate hedge agreement to use SOFR as the reference rate and updated the fixed rate to 2.42% from 2.57%. The fair value of the interest rate hedge of $1.3 million, net of tax of $0.3 million is included in “Accumulated other comprehensive loss” on the Consolidated Balance Sheets at March 31, 2023. The fair value of the interest rate hedge was $1.7 million, net of tax of $0.4 million at December 31, 2022.

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

On an annual basis, the compensation committee of the Company’s Board of Directors awards RSUs to each non-employee director as part of their annual compensation. The annual awards for 2023 and 2022 per director were $80,000. Subject to the terms of the Incentive Plan and the RSU agreement, the RSUs vest after one year of service (from the date of grant). The RSUs are not converted into shares of common stock until the director either resigns or is terminated from the board of directors.

In January 2022, the Company adopted a new C-Suite Long-Term Incentive Plan (the C-Suite Plan) that operates under the Senior Manager Stock Incentive Plan. Under the C-Suite Plan, the Chief Executive Officer, the Chief Financial Officer and the President and Chief Operating Officer are eligible for participation. In each calendar year, the Committee may award eligible participants a long-term incentive of both a RSU grant and a performance stock unit (PSU) grant. Additionally, the Committee may offer a long-term cash incentive (split equally between service and performance-based portions) to supplement both the RSU and PSU grants in order to arrive at the total long-term award target. The total long-term award target is $1.1 million for the Chief Executive Officer, $0.3 million for the Chief Financial Officer and $0.6 million for the President and Chief Operating Officer. The PSUs will vest if the return on net assets, calculated as EBITDA divided by Average Accounts Receivable, Inventory and Property and Equipment, exceeds five percent. Each RSU and service-based cash incentive vests three years after the grant date. Each vested RSU will convert into the right to receive one share of common stock. During 2023, a total of 20,000 RSUs and 20,000 PSUs were granted to the participants under the C-Suite Plan, and $0.3 million and $0.3 million, respectively, were granted in service-based and performance-based cash awards. During 2022, a total of 20,000 RSUs and 20,000 PSUs were granted to the participants under the C-Suite Plan, and $0.5 million and $0.5 million, respectively, were granted in service-based and performance-based cash awards. If the return on net assets falls below 5 percent, no performance-based incentive will be awarded. The maximum performance-based award is achieved if return on net assets exceeds ten percent, and is capped at 150% of the grant.

Stock-based compensation expense recognized on RSUs for the three months ended March 31, 2023 and 2022, respectively, is summarized in the following table:

	For the Three Months Ended
	March 31,
(in thousands, except per share data)	2023	2022
RSU expense before taxes	$407	$327
RSU expense after taxes	$298	$239

All pre-tax charges related to RSUs were included in the caption “Administrative and general” on the accompanying Consolidated Statements of Comprehensive Income.

The following table summarizes the activity related to RSUs for the three months ended March 31, 2023 and 2022, respectively:

	As of March 31, 2023		As of March 31, 2022
	Number of	Weighted Average	Number of	Weighted Average
	Shares	Granted Price	Shares	Granted Price
Outstanding at December 31	617,518	$18.95	576,867	$18.40
Granted	49,768	36.63	35,558	26.72
Converted into shares	(2,610)	18.78	-	-
Forfeited	-	-	-	-
Outstanding at March 31	664,676	$20.28	612,425	$18.89
Vested at March 31	438,914	$24.95	411,310	$20.41

13.	Income Taxes:

For the three months ended March 31, 2023, the Company recorded an income tax provision of $3.6 million, or 26.8%, compared to an income tax provision of $13.8 million, or 27.0%, for the three months ended March 31, 2022.

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

14.	Shares Outstanding and Earnings Per Share:

Earnings per share have been calculated based on the weighted average number of shares outstanding as set forth below:

	For the Three Months Ended
	March 31
(in thousands, except per share data)	2023	2022
Weighted average basic shares outstanding	11,570	11,559
Assumed exercise of stock options and issuance of stock awards	1	4
Weighted average diluted shares outstanding	11,571	11,563
Net income (loss)	$9,872	$37,302
Basic earnings per share	$0.85	$3.23
Diluted earnings per share	$0.85	$3.23
Unvested RSUs	226	201

15.	Equity Programs:

Stock Repurchase Program

On October 2, 2015, the Company announced that its Board of Directors authorized a stock repurchase program of up to 550,000 shares of the Company’s issued and outstanding common stock, which could include open market repurchases, negotiated block transactions, accelerated stock repurchases or open market solicitations for shares, all or some of which may be effected through Rule 10b5-1 plans. Any of the repurchased shares are held in the Company’s treasury, or canceled and retired as the Board may determine from time to time. Any repurchases of common stock are subject to the covenants contained in the ABL Credit Facility. Under the ABL Credit Facility, the Company may repurchase common stock and pay dividends up to $15.0 million in the aggregate during any trailing twelve months without restrictions. Purchases of common stock or dividend payments in excess of $15.0 million in the aggregate require the Company to (i) maintain availability in excess of 20.0% of the aggregate revolver commitments ($125.0 million at March 31, 2023) or (ii) to maintain availability equal to or greater than 15.0% of the aggregate revolver commitments ($93.8 million at March 31, 2023) and the Company must maintain a pro-forma ratio of EBITDA minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00.

There were no shares repurchased during the three months ended March 31, 2023 or March 31, 2022. As of March 31, 2023, 360,212 shares remain authorized for repurchase under the program.

At-the-Market Equity Program

On September 3, 2021, the Company commenced an at-the-market (ATM) equity program under its shelf registration statement, which allows it to sell and issue up to $50 million in shares of its common stock from time to time. The Company entered into an Equity Distribution Agreement on September 3, 2021 with KeyBanc Capital Markets Inc. (KeyBanc) relating to the issuance and sale of shares of common stock pursuant to the program. KeyBanc is not required to sell any specific amount of securities but will act as the Company’s sales agent using commercially reasonable efforts consistent with its normal trading and sales practices, on mutually agreed terms between KeyBanc and the Company. KeyBanc will be entitled to compensation for shares sold pursuant to the program of 2.0% of the gross proceeds of any shares of common stock sold under the Equity Distribution Agreement. No shares were sold under the ATM program during the three months ended March 31, 2023 and March 31, 2022.

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

The Company operates in three reportable segments; specialty metals flat products, carbon flat products, and tubular and pipe products. The specialty metals flat products segment and the carbon flat products segment are at times consolidated and referred to as the flat products segments, as certain of the flat products segments’ assets and resources are shared by the specialty metals and carbon flat products segments and both segments’ products are stored in the shared facilities and, in some locations, processed on shared equipment. Since the January 3, 2023 acquisition, Metal-Fab’s financial results are included in the carbon flat products segment.

Corporate expenses are reported as a separate line item for segment reporting purposes. Corporate expenses include the unallocated expenses related to managing the entire Company (i.e., all three segments), including compensation for certain personnel, expenses related to being a publicly traded entity such as board of directors’ expenses, audit expenses, and various other professional fees.

The following table provides financial information by segment and reconciles the Company’s operating income by segment to the consolidated income (loss) before income taxes for the three months ended March 31, 2023 and 2022, respectively.

	For the Three Months Ended
	March 31,
(in thousands)	2023	2022
Net sales
Specialty metals flat products	$166,564	$199,479
Carbon flat products	309,818	379,549
Tubular and pipe products	96,694	117,305
Total net sales	$573,076	$696,333

Depreciation and amortization
Specialty metals flat products	$984	$1,005
Carbon flat products	3,607	2,674
Tubular and pipe products	1,593	1,286
Corporate	17	17
Total depreciation and amortization	$6,201	$4,982

Operating income
Specialty metals flat products	$9,259	$34,084
Carbon flat products	5,946	9,875
Tubular and pipe products	9,741	14,582
Corporate expenses	(7,223)	(5,419)
Total operating income	$17,723	$53,122
Other loss, net	11	6
Income before interest and income taxes	17,712	53,116
Interest and other expense on debt	4,223	1,998
Income before income taxes	$13,489	$51,118

	For the Three Months Ended
	March 31,
(in thousands)	2023	2022
Capital expenditures
Flat products segments	$4,502	$2,023
Tubular and pipe products	2,913	93
Total capital expenditures	$7,415	$2,116

	As of
	March 31,	December 31,
(in thouands)	2023	2022
Assets
Flat products segments	$758,858	$631,607
Tubular and pipe products	266,322	258,412
Corporate	1,609	1,608
Total assets	$1,026,789	$891,627

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and accompanying notes contained herein and our consolidated financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2022. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed under Item 1A (Risk Factors) in our Annual Report on Form 10-K for the year ended December 31, 2022, and in Part II, Item 1A (Risk Factors) in this Quarterly Report on Form 10-Q. The following section is qualified in its entirety by the more detailed information, including our financial statements and the notes thereto, which appear elsewhere in this Quarterly Report on Form 10-Q.

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

Overview

We are a leading metals service center that operates in three reportable segments; specialty metals flat products, carbon flat products, and tubular and pipe products. We provide metals processing and distribution services for a wide range of customers. Our specialty metals flat products segment’s focus is on the direct sale and distribution of processed aluminum and stainless flat-rolled sheet and coil products, flat bar products, prime tin mill products and fabricated parts. Through the acquisition of Shaw Stainless & Alloy, Inc., or Shaw, on October 1, 2021 and Action Stainless & Alloys, Inc., or Action Stainless, on December 14, 2020, our specialty metals flat products segment expanded its geographic footprint and enhanced its product offerings in stainless steel and aluminum plate, sheet, angles, rounds, flat bar, tubing and pipe. Shaw also manufactures and distributes stainless steel bollards and water treatment systems. Action Stainless offers a range of processing capabilities, including plasma, laser and waterjet cutting and computer numerical control, or CNC, machining. Our carbon flat products segment’s focus is on the direct sale and distribution of large volumes of processed carbon and coated flat-rolled sheet, coil and plate products and fabricated parts. Through acquisitions, our carbon flat products segment expanded its product offerings to include self-dumping metal hoppers and steel and stainless-steel dump inserts for pickup truck and service truck beds. Through the acquisition of Metal-Fab, Inc., or Metal-Fab, on January 3, 2023, our carbon flat products segment expanded its product offerings to include the manufacture of venting, micro air and clean air products for residential, commercial and industrial applications. In addition, we distribute metal tubing, pipe, bar, valves and fittings and fabricate parts supplied to various industrial markets through our tubular and pipe products segment. Products that require more value-added processing generally have a higher gross profit. Accordingly, our overall gross profit is affected by, among other things, product mix, the amount of processing performed, the demand for and availability of metals, and volatility in selling prices and material purchase costs. We also perform toll processing of customer-owned metals. We sell certain products internationally, primarily in Canada and Mexico. International sales are immaterial to our consolidated financial results and to the individual segments’ results.

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

At March 31, 2023, we employed approximately 1,961 people. Approximately 186 of the hourly plant personnel at the facilities listed below are represented by seven separate collective bargaining units. The table below shows the expiration dates of the collective bargaining agreements.

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

Due to the nature of the products sold in each segment, there are significant differences in the segments’ average selling price and the cost of materials sold.  The specialty metals flat products segment generally has the highest average selling price among the three segments followed by the tubular and pipe products segment and carbon flat products segment.  Due to the nature of the tubular and pipe product and our operations that manufacture end user products within the flat product segments, we do not report tons sold or per ton information.  Gross profit per ton is generally higher in the specialty metals flat products segment than the carbon flat products segment.  Gross profit as a percentage of net sales is generally higher in the specialty metals flat products and tubular and pipe products segments than the carbon flat products segment.  Due to the differences in average selling prices, gross profit and gross profit percentage among the segments, a change in the mix of sales could impact total net sales, gross profit, and gross profit percentage.  In addition, certain inventory in the tubular and pipe products segment is valued under the LIFO method.  Adjustments to the LIFO inventory value are recorded to cost of materials sold and may impact the gross margin and gross margin percentage at the consolidated Company and tubular and pipe products segment levels.

Specialty metals flat products

The primary focus of our specialty metals flat products segment is on the direct sale and distribution of processed aluminum and stainless flat-rolled sheet and coil products, flat bar products, prime tin mill products and fabricated parts.  Through recent acquisitions, our specialty metals flat products segment has expanded its geographic footprint and enhanced its product offerings in stainless steel and aluminum plate, sheet, angles, rounds, flat bar, tubing and pipe and prime tin mill products.

Carbon flat products

The primary focus of our carbon flat products segment is on the direct sale and distribution of large volumes of processed carbon and coated flat-rolled sheet, coil and plate products and fabricated parts.  Through prior acquisitions, our carbon flat products segment expanded its product offerings to include self-dumping metal hoppers, steel and stainless-steel dump inserts for pickup truck and service truck beds.  Through the recent acquisition of Metal-Fab on January 3, 2023, the carbon flat products segment further expanded its product offerings to include venting, micro air and clean air products for residential, commercial and industrial applications.  These new product offerings generate higher gross profit as a percentage of sales when compared to traditional carbon service center business.

We act as an intermediary between metals producers and manufacturers that require processed metal for their operations.  We serve customers in most metal consuming industries, including manufacturers and fabricators of transportation and material handling equipment, construction and farm machinery, storage tanks, environmental and energy generation equipment, automobiles, military vehicles and equipment, as well as general and plate fabricators and metal service centers.  We distribute these products primarily through a directed sales force.

Combined, the carbon and specialty metals flat products segments have 36 strategically-located processing and distribution facilities in the United States and one in Monterrey, Mexico.  Many of our facilities service both the carbon and the specialty metals flat products segments, and certain assets and resources are shared by the segments.  Our geographic footprint allows us to focus on regional customers and larger national and multi-national accounts, primarily located throughout the midwestern, eastern and southern United States.

Tubular and pipe products

Through our tubular and pipe products segment, which consists of the Chicago Tube and Iron subsidiary, or CTI, we distribute metal tubing, pipe, bar, valve and fittings and fabricate pressure parts supplied to various industrial markets. CTI operates from seven locations in the Midwestern and southeastern United States.  The tubular and pipe products segment distributes its products primarily through a direct sales force.

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

Results of Operations

Our results of operations are impacted by the market price of metals.  Metals prices fluctuate significantly and changes to our net sales, cost of materials sold, gross profit, cost of inventory and profitability, are all impacted by industry metals pricing.    Index pricing on carbon steel increased during the first quarter of 2023 by $488 per ton, or 73.5%.  Despite the increase in index pricing during 2023, our average selling prices and average cost of materials sold were lower during the first quarter of 2023 than during record high prices experienced the same period of 2022.

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

Consolidated Operations

The following table presents consolidated operating results for the periods indicated (dollars are shown in thousands):

	For the Three Months Ended March 31,
	2023		2022
	$	% of net sales	$	% of net sales
Net sales	$573,076	100.0	$696,333	100.0
Cost of materials sold (a)	452,636	79.0	555,107	79.7
Gross profit (b)	120,440	21.0	141,226	20.3
Operating expenses (c)	102,717	17.9	88,104	12.7
Operating income	17,723	3.1	53,122	7.6
Other loss, net	11	0.0	6	0.0
Interest and other expense on debt	4,223	0.7	1,998	0.3
Income before income taxes	13,489	2.4	51,118	7.3
Income taxes	3,617	0.6	13,816	2.0
Net income	$9,872	1.7	$37,302	5.3

(a)	No LIFO income or expense was recorded for the three months ended March 31, 2023 or March 31, 2022.
(b)	Gross profit is calculated as net sales less the cost of materials sold.
(c)	Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Net sales decreased 17.7% to $573.1 million in the first quarter of 2023 from $696.3 million in the first quarter of 2022.  Specialty metals flat products net sales were 29.1% of total net sales in the first quarter of 2023 compared to 28.6% of total net sales in the first quarter of 2022.  Carbon flat products net sales were 54.0% of total net sales in the first quarter of 2023 compared to 54.6% of total net sales in the first quarter of 2022.  Tubular and pipe products net sales were 16.9% of total net sales in the first quarter of 2023 compared to 16.8% of total net sales in the first quarter of 2022.  The decrease in net sales during the first quarter of 2023 was due to a 18.9% decrease in average selling price, partially offset by a 1.5% increase in sales volume and from sales after the January 3, 2023, Metal-Fab acquisition when compared to the first quarter of 2022.

Cost of materials sold decreased 18.5% to $452.6 million in the first quarter of 2023 from $555.1 million in the first quarter of 2022.  The decrease in cost of materials sold in the first quarter of 2023 is related to the decreased metals pricing discussed above in Results of Operations.  In addition, we recorded $2.1 million of non-recurring amortization expense of inventory step up to fair market value adjustments made as part of the Purchase Price Allocation for the January 3, 2023 acquisition of Metal-Fab in the first quarter of 2023.

As a percentage of net sales, gross profit (as defined in footnote (b) in the table above) increased to 21.0% in the first quarter of 2023 from 20.3% in the first quarter of 2022.  The increase in the gross profit as a percentage of net sales is due to net sales decreasing less than cost of materials sold.

Operating expenses in the first quarter of 2023 increased $14.6 million, or 16.6%, to $102.7 million from $88.1 million in the first quarter of 2022.  As a percentage of net sales, operating expenses increased to 17.9% for the first quarter of 2023 from 12.7% in the first quarter of 2022.  Operating expenses in the specialty metals flat products segment decreased $4.8 million, operating expenses in the carbon flat products segment increased $13.5 million, operating expenses in the tubular and pipe products segment increased $4.1 million and Corporate expenses increased $1.8 million in the first quarter of 2023 compared to the first quarter of 2022.  The increase in operating expenses was primarily attributable to the inclusion of Metal-Fab operating expenses, $2.6 million of acquisition-related expenses and the year-over-year absence of the $2.1 million gain on the sale of the Milan, Iowa facility in the first quarter of 2022, partially offset by lower performance-based incentive compensation during the first three months of 2023.

Interest and other expense on debt totaled $4.2 million, or 0.7% of net sales, in the first quarter of 2023 compared to $2.0 million, or 0.3% of net sales, in the first quarter of 2022. The increase was due to a higher effective borrowing rate partially offset by lower average borrowings in the first three months of 2023 compared to the first three months of 2022. Our effective borrowing rate, exclusive of deferred financing fees and commitment fees, was 5.7% for the first three months of 2023 compared to 2.2% for the first three months of 2022.

In the first quarter of 2023, income before income taxes totaled $13.5 million compared to income before income taxes of $51.1 million in the first quarter of 2022.

An income tax provision of 26.8% was recorded for the first quarter of 2023, compared to an income tax provision of 27.0% for the first quarter of 2022. Our tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items that are considered in the relevant period. Each quarter, we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment.

Net income for the first quarter of 2023 totaled $9.9 million, or $0.85 per basic share and diluted share, compared to net income of $37.3 million, or $3.23 per basic and diluted share, for the first quarter of 2022.

Segment Operations

Specialty metals flat products

The following table presents selected operating results for our specialty metals flat products segment for the periods indicated (dollars are shown in thousands, except for per ton information):

	For the Three Months Ended March 31,
	2023		2022
		% of net sales		% of net sales
Direct tons sold (a)	31,548		36,828
Toll tons sold	968		1,616
Total tons sold	32,516		38,444

Net sales	$166,564	100.0	$199,479	100.0
Average selling price per ton	5,123		5,189
Cost of materials sold	137,713	82.7	140,989	70.7
Gross profit (b)	28,851	17.3	58,490	29.3
Operating expenses (c)	19,592	11.8	24,406	12.3
Operating income	$9,259	5.6	$34,084	17.0

(a) We do not report tons sold for Shaw Stainless.
(b) Gross profit is calculated as net sales less the cost of materials sold.
(c) Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Tons sold by our specialty metals flat products segment decreased 15.4% to 33 thousand in the first quarter of 2023 from 38 thousand in the first quarter of 2022. The decrease in tons sold was due to current economic trends.

Net sales in our specialty metals flat products segment decreased $32.9 million, or 16.5%, to $166.6 million in the first quarter of 2023 from $199.5 million in the first quarter of 2022.  The decrease in net sales was due to a 15.4% decrease in sales volumes and a 1.3% decrease in average selling prices during the first quarter of 2023 compared to the first quarter of 2022.  Average selling prices in the first quarter of 2023 were $5,123 per ton, compared with $5,189 per ton in the first quarter of 2022.

Cost of materials sold in our specialty metals flat products segment decreased $3.3 million, or 2.3%, to $137.7 million in the first quarter of 2023 from $141.0 million in the first quarter of 2022. The decrease in cost of materials sold was due to a 15.4% decrease in sales volumes offset by a 15.5% increase in average cost of materials sold during the first quarter of 2023 compared to the first quarter of 2022.

As a percentage of net sales, gross profit (as defined in footnote (a) in the table above) decreased to 17.3% in the first quarter of 2023 from 29.3% in the first quarter of 2022. The decrease in gross profit as a percentage of net sales is due to the 15.5% increase in average costs of inventory in the first quarter of 2023 compared to the first quarter of 2022.

Operating expenses decreased $4.8 million, or 19.7%, to $19.6 million in the first quarter of 2023 from $24.4 million in the first quarter of 2022.  As a percentage of net sales, operating expenses decreased to 11.8% in the first quarter of 2023 compared to 12.3% in the first quarter of 2022.  The year-over-year decrease in operating expenses was primarily attributable to decreased variable performance-based incentive compensation and decreased distribution, warehouse and processing expenses due to lower sales volumes.

Operating income in the first quarter of 2023 totaled $9.3 million, or 5.6% of net sales, compared to $34.1 million, or 17.0% of net sales, in the first quarter of 2022.

Carbon flat products

The following table presents selected operating results for our carbon flat products segment for the periods indicated (dollars are shown in thousands, except for per ton information):

	For the Three Months Ended March 31,
	2023		2022
		% of net sales		% of net sales
Direct tons sold (a)	209,782		199,821
Toll tons sold	8,556		6,262
Total tons sold	218,338		206,083

Net sales	$309,818	100.0	$379,549	100.0
Average selling price per ton	1,419		1,842
Cost of materials sold	248,436	80.2	327,713	86.3
Gross profit (b)	61,382	19.8	51,836	13.7
Operating expenses (c)	55,436	17.9	41,961	11.1
Operating income	$5,946	1.9	$9,875	2.6

(a) We do not report tons sold for McCullough Industries, EZ Dumper or Metal-Fab.
(b) Gross profit is calculated as net sales less the cost of materials sold.
(c) Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Tons sold by our carbon flat products segment increased 5.9% to 218 thousand in the first quarter of 2023 from 206 thousand in the first quarter of 2022.  The increase in tons sold is primarily due to increased volumes to industrial machinery and equipment manufacturers and their fabricators serviced.

Net sales in our carbon flat products segment decreased $69.7 million, or 18.4%, to $309.8 million in the first quarter of 2023 from $379.5 million in the first quarter of 2022.  The decrease in net sales was attributable to a 23.0% decrease in average selling prices offset by a 5.9% increase in sales volumes and an increase in sales generated from the Metal-Fab acquisition during the first quarter of 2023 when compared to the first quarter of 2022.  Average selling prices in the first quarter of 2023 were $1,419 per ton, compared with $1,842 per ton in the first quarter of 2022.

Cost of materials sold decreased $79.3 million, or 24.2%, to $248.4 million in the first quarter of 2023 from $327.7 million in the first quarter of 2022.  The decrease was due to a 28.4% decrease in the average cost of materials sold, partially offset by a 5.9% increase in sales volume and an increase in cost of material sold from the Metal-Fab acquisition during the first quarter of 2023 when compared to the first quarter of 2022.  In addition, we recorded $2.1 million of non-recurring amortization expense of inventory step up to fair market value adjustments made as part of the Purchase Price Allocation for the January 3, 2023 acquisition of Metal-Fab in the first quarter of 2023.

As a percentage of net sales, gross profit (as defined in footnote (a) in the table above) increased to 19.8% in the first quarter of 2023 compared to 13.7% in the first quarter of 2022.  The increase in the gross profit as a percentage of net sales is due to the impact of the average costs of inventory decreasing more quickly than the decreases in average selling price and additional gross profit generated from the Metal-Fab acquisition.

Operating expenses in the first quarter of 2023 increased $13.5 million, or 32.1%, to $55.4 million from $42.0 million in the first quarter of 2022.  The year-over-year increase in operating expenses was primarily attributable to the inclusion of Metal-Fab operating expenses.

Operating income in the first quarter of 2023 totaled $5.9 million, or 1.9% of net sales, compared to operating income of $9.9 million, or 2.6% of net sales, in the first quarter of 2022.

Tubular and pipe products

The following table presents selected operating results for our tubular and pipe products segment for the periods indicated (dollars are shown in thousands):

	For the Three Months Ended March 31,
	2023		2022
	$	% of net sales	$	% of net sales
Net sales	$96,694	100.0	$117,305	100.0
Cost of materials sold (a)	66,487	68.8	86,404	73.7
Gross profit (b)	30,207	31.2	30,901	26.3
Operating expenses (c)	20,466	21.2	16,319	13.9
Operating income	$9,741	10.1	$14,582	12.4

(a) No LIFO income or expense was recorded for the three months ended March 31, 2023 or March 31, 2022.
(b) Gross profit is calculated as net sales less the cost of materials sold.
(c) Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Net sales decreased $20.6 million, or 17.6%, to $96.7 million in the first quarter of 2023 from $117.3 million in the first quarter of 2022.  The decrease is a result of a 10.1% decrease in average selling prices and an 8.3% decrease in shipping volume during the first quarter of 2023 compared to the first quarter of 2022.

Cost of materials sold decreased $19.9 million, or 23.1%, to $66.5 million in the first quarter of 2023 from $86.4 million in the first quarter of 2022. The Company did not record LIFO income or expense during the three months ended March 31, 2023, or March 31, 2022.

As a percentage of net sales, gross profit (as defined in footnote (b) in the table above) increased to 31.2% in the first quarter of 2023 compared to 26.3% in the first quarter of 2022.

Operating expenses in the first quarter of 2023 increased $4.1 million, or 25.4%, to $20.5 million from $16.3 million in the first quarter of 2022. Operating expenses increased to 21.2% of net sales in the first quarter of 2023 compared to 13.9% in the first quarter of 2022. The increase in operating expenses was primarily due increased variable performance-based incentive compensation and the year-over-year absence of the $2.1 million gain on the sale of the Milan, Iowa facility in the first quarter of 2022.

Operating income in the first quarter of 2023 totaled $9.7 million, or 10.1% of net sales, compared to $14.6 million, or 12.4% of net sales, in the first quarter of 2022.

Corporate expenses

Corporate expenses increased $1.8 million, or 33.3%, to $7.2 million in the first quarter of 2023 from $5.4 million in the first quarter of 2022. Corporate expenses primarily increased due to the $2.6 million of acquisition-related expenses partially offset by decreased variable performance-based compensation.

Liquidity, Capital Resources and Cash Flows

Our principal capital requirements include funding working capital needs, purchasing, upgrading and acquiring processing equipment and facilities, making acquisitions and paying dividends.  We use cash generated from operations and borrowings under our ABL Credit Facility to fund these requirements.

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

Operating Activities

For the three months ended March 31, 2023, we generated $52.4 million of net cash from operations, of which $16.0 million was generated from operating activities and $36.5 million was generated from working capital.  For the three months ended March 31, 2022, we generated $14.9 million of net cash for operations, of which $46.1 million was generated from operating activities and $31.2 million was used for working capital.

Net cash from operations totaled $16.0 million during the first three months of 2023 and was mainly comprised of net income of $9.9 million, the non-cash depreciation and amortization addback of $6.3 million and changes in other long-term liabilities of $1.0 million partially offset by changes in other long-term assets of $1.6 million.  Net cash from operations totaled $46.1 million during the first quarter of 2022 and was mainly comprised of net income of $37.3 million, the non-cash depreciation and amortization add back of $5.1 million, a $4.5 million increase in deferred income taxes and other long-term liabilities and a $1.1 million increase in other long-term assets offset by a gain on disposition of property, plant and equipment of $2.2 million.

Working capital at March 31, 2023 totaled $481.5 million, a $11.9 million decrease from December 31, 2022.  The decrease was primarily attributable to a $23.3 million decrease in accrued payroll and other accrued liabilities and a $6.5 million increase in accounts receivable offset by a $37.6 million increase in accounts payable and outstanding checks, a $26.2 million decrease in inventories and a $2.4 million decrease in prepaid expenses and other.

Investing Activities

Net cash used for investing activities totaled $136.8 million during the three months ended March 31, 2023, compared to net cash generated from investing activities of $1.2 million during the three months ended March 31, 2022.  Net cash used for investing activities during the first three months ended March 31, 2023, primarily consisted of the $129.5 million acquisition of Metal-Fab, inclusive of cash acquired of $1.7 million, and $7.4 million in new capital expenditures partially offset by $0.1 million in proceeds from disposition of property and equipment.  Net cash from investing activities totaled $1.2 million during the three months ended March 31, 2022, and primarily consisted of $3.2 million in proceeds from the sale of the Milan facility offset by $2.1 million in new capital expenditures.  The capital expenditures in the first quarter of 2023 and 2022 were primarily attributable to additional processing equipment at our existing facilities.

Financing Activities

During the first three months of 2023, $90.6 million of cash was generated from financing activities, which primarily consisted of $93.1 million of net borrowings under our ABL Credit Facility, $1.4 million of dividends paid, $0.9 million of credit facility fees and expenses related to amending the ABL Credit Facility and $0.2 million of principle payments under capital lease obligations.

Dividends paid were $1.4 million and $1.0 million for the three months ended March 31, 2023 and March 31, 2022, respectively.  In May 2023, our Board of Directors approved a regular quarterly dividend of $0.125 per share, which will be paid on June 15, 2023 to shareholders of record as of June 1, 2023.  Regular dividend distributions in the future are subject to the availability of cash, the $15.0 million annual limitation on cash dividends and common stock repurchases under our ABL Credit Facility and continuing determination by our Board of Directors that the payment of dividends remains in the best interest of our shareholders.

Stock Repurchase Program

In 2015, our Board of Directors authorized a stock repurchase program of up to 550,000 shares of our issued and outstanding common stock, which could include open market repurchases, negotiated block transactions, accelerated stock repurchases or open market solicitations for shares, all or some of which may be effected through Rule 10b5-1 plans.  Repurchased shares will be held in our treasury, or canceled and retired as our Board of Directors may determine from time to time.  Any repurchases of common stock are subject to the covenants contained in the ABL Credit Facility.  Under the ABL Credit Facility, we may repurchase common stock and pay dividends up to $15.0 million in the aggregate during any trailing twelve months without restrictions.  Purchases in excess of $15.0 million require us to (i) maintain availability in excess of 20% of the aggregate revolver commitments ($125.0 million at March 31,2023) or (ii) to maintain availability equal to or greater than 15% of the aggregate revolver commitments ($93.8 million at March 31, 2023) and we must maintain a pro forma ratio of earnings before interest, taxes, depreciation and amortization, or EBITDA, minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00.  The timing and amount of any repurchases under the stock repurchase program will depend upon several factors, including market and business conditions, and limitations under the ABL Credit Facility, and repurchases may be discontinued at any time.  As of March 31, 2023, 360,212 shares remain authorized for repurchase under the program.

There were no shares repurchased during 2023 or 2022.

At- the-Market Equity Program

On September 3, 2021, we commenced an at-the-market, or ATM, equity program under our shelf registration statement, which allows us to sell and issue up to $50 million in shares of our common stock from time to time. We entered into an Equity Distribution Agreement on September 3, 2021 with KeyBanc Capital Markets Inc., or KeyBanc, relating to the issuance and sale of shares of common stock pursuant to the program. KeyBanc is not required to sell any specific amount of securities but will act as our sales agent using commercially reasonable efforts consistent with its normal trading and sales practices, on mutually agreed terms between KeyBanc and us. KeyBanc will be entitled to compensation for shares sold pursuant to the program of 2.0% of the gross proceeds of any shares of common stock sold under the Equity Distribution Agreement. No shares were sold under the ATM program during the three months ended March 31, 2023, or March 31, 2022.

Debt Arrangements

On January 3, 2023, we entered into a Sixth Amendment to Third Amended and Restated Loan and Security Agreement, which amended our existing ABL Credit Facility.  The amendment increased the Credit Facility by $150 million from $475 million to $625 million.  The $625 million ABL Credit Facility consists of: (i) a revolving credit facility of up to $595 million, including a $20 million sub-limit for letters of credit, and (ii) a first in, last out revolving credit facility of up to $30 million.  Under the terms of the ABL Credit Facility we may, subject to the satisfaction of certain conditions, request additional commitments under the revolving credit facility in the aggregate principal amount of up to $200 million to the extent that existing or new lenders agree to provide such additional commitments, and add real estate as collateral at our discretion.  The ABL Credit Facility matures on June 16, 2026.

The ABL Credit Facility is collateralized by our accounts receivable, inventory, personal property and certain real estate.  The ABL Credit Facility contains customary representations and warranties and certain covenants that limit our ability to, among other things: (i) incur or guarantee additional indebtedness; (ii) pay distributions on, redeem or repurchase capital stock or redeem or repurchase subordinated debt; (iii) make investments; (iv) sell assets; (v) enter into agreements that restrict distributions or other payments from restricted subsidiaries to us; (vi) incur liens securing indebtedness; (vii) consolidate, merge or transfer all or substantially all of their assets; and (viii) engage in transactions with affiliates.  In addition, the ABL Credit Facility contains a financial covenant which requires if any commitments or obligations are outstanding and the our availability is less than the greater of $30 million or 10.0% of the aggregate amount of revolver commitments ($62.5 million at March 31, 2023) or 10.0% of the aggregate borrowing base ($61.9 million at March 31, 2023), then we must maintain a ratio of Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA) minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00 for the most recent twelve fiscal month period.

We have the option to borrow under its revolver based on the agent’s base rate plus a premium ranging from 0.00% to 0.25% or the Secured Overnight Financing Rate (SOFR) plus a premium ranging from 1.25% to 2.75%.

On January 10, 2019, we entered into a five-year forward starting fixed rate interest rate hedge in order to eliminate the variability of cash interest payments on $75 million of the outstanding LIBOR based borrowings under the ABL Credit Facility.  On January 3, 2023, we amended the interest rate hedge agreement to use SOFR as the reference rate and updated the fixed rate to 2.42% from 2.57%.  Although we are exposed to credit loss in the event of nonperformance by the other party to the interest rate hedge agreement, we anticipate performance by the counterparty.

As of March 31, 2023, we were in compliance with its covenants and had approximately $355 million of availability under the ABL Credit Facility.

As of March 31, 2023, and December 31, 2022, $2.0 million and $1.2 million, respectively, of bank financing fees were included in “Prepaid expenses and other” and “Other long-term assets” on the accompanying Consolidated Balance Sheets.  The financing fees are being amortized over the five-year term of the ABL Credit Facility and are included in “Interest and other expense on debt” on the accompanying Consolidated Statements of Comprehensive Income.

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

We review our financial reporting and disclosure practices and accounting practices quarterly to ensure they provide accurate and transparent information relative to the current economic and business environment. For further information regarding the accounting policies that we believe to be critical accounting policies that affect our more significant judgments and estimates used in preparing our consolidated financial statements, see Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Approximately 50% and 53% of our consolidated net sales during the first three months of 2023 and 2022, respectively, were directly related to industrial machinery and equipment manufacturers and their fabricators.

Inflation generally affects us by increasing the cost of employee wages and benefits, transportation services, energy, borrowings under our credit facility, processing equipment, and purchased metals. Although general inflation, excluding increases in the price of metals and increased labor and distribution expense, has increased during the first quarter of 2023, it has not had a material effect on our financial results during the last three years, but may have a significant impact in future years.

We are exposed to the impact of fluctuating metals prices and interest rate changes. During 2023 and 2022, we entered into metals swaps at the request of customers. These derivatives have not been designated as hedging instruments. For certain customers, we enter into contractual relationships that entitle us to pass through the economic effect of trading positions that we take with other third parties on our customers’ behalf.

Our primary interest rate risk exposure results from variable rate debt.  On January 10, 2019, we entered into a five-year forward starting fixed rate interest rate hedge in order to eliminate the variability of cash interest payments on $75 million of the outstanding LIBOR based borrowings under the ABL Credit Facility.  On January 3, 2023, we amended the interest rate hedge agreement to use SOFR as the reference rate and updated the fixed rate to 2.42% from 2.57%.  Although we are exposed to credit loss in the event of nonperformance by the other party to the interest rate hedge agreement, we anticipate performance by the counterparty.  We have the option to enter into 30- to 180-day fixed base rate SOFR loans under the ABL Credit Facility.

Item 4.  Controls and Procedures

The evaluation required by Rule 13a-15(e) of the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q has been carried out under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. These disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in reports that are filed with or submitted to the SEC is: (i) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2023, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during the first quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.  OTHER INFORMATION

Items 1, 1A, 2, 3, 4 and 5 of this Part II are either inapplicable or are answered in the negative and are omitted pursuant to the instructions to Part II.

Item 6.  Exhibits

Exhibit	Description of Document	Reference

2.2	Stock Purchase Agreement, dated as of January 3, 2023, among Olympic Steel, Inc., OS Holdings, Inc., Metal-Fab, Inc., the sellers party thereto and the representative of the sellers.	Incorporated by reference to Exhibit 2.2 to the Registrant’s Form 8-K filed with the Commission on January 3, 2023 (Commission File No. 0-23320).

4.32	Joinder and Sixth Amendment to Third Amended and Restated Loan and Security Agreement, dated as of January 3, 2023, among Olympic Steel, Inc., Olympic Steel Lafayette, Inc., Olympic Steel Minneapolis, Inc., Olympic Steel Iowa, Inc., Oly Steel NC, Inc., IS Acquisition, Inc., Chicago Tube and Iron Company, B Metals, Inc., MCI, Inc., ACT Acquisition, Inc., SHAQ, Inc., OS Holdings, Inc., Metal-Fab, Inc., the lenders from time to time party thereto and Bank of America, N.A. as Agent for the Lenders.	Incorporated by reference to Exhibit 4.32 to the Registrant’s Form 8-K filed with the Commission on January 3, 2023 (Commission File No. 0-23320).

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101

The following materials from Olympic Steel’s Quarterly Report on Form 10-Q for the period ended March 31, 2023, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Statement of Cash Flows, (iv) the Supplemental Disclosures of Cash Flow Information, (v) the Consolidated Statements of Shareholders’ Equity, (vi) Notes to Unaudited Consolidated Financial Statements and (vii) document and entity information.

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLYMPIC STEEL, INC.
(Registrant)

Date: May 5, 2023	By: /s/ Richard T. Marabito
Richard T. Marabito
Chief Executive Officer

By: /s/ Richard A. Manson
Richard A. Manson
Chief Financial Officer
(Principal Financial and Accounting Officer)