Form 10-Q
period 2023-06-30
OLYMPIC STEEL INC
filed 2023-08-04
CIK 917470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 4, 2023
Common stock, without par value	11,132,542

Olympic Steel, Inc.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Olympic Steel, Inc.

Consolidated Balance Sheets

(in thousands)

	As of
	June 30, 2023	December 31, 2022
	(unaudited)
Assets
Cash and cash equivalents	$15,170	$12,189
Accounts receivable, net	227,992	219,789
Inventories, net (includes LIFO reserves of $19,301 and $20,301 as of June 30, 2023 and December 31, 2022, respectively)	405,944	416,931
Prepaid expenses and other	11,510	9,197
Total current assets	660,616	658,106
Property and equipment, at cost	463,291	429,810
Accumulated depreciation	(288,300)	(281,478)
Net property and equipment	174,991	148,332
Goodwill	43,690	10,496
Intangible assets, net	84,944	32,035
Other long-term assets	15,958	14,434
Right of use assets, net	33,783	28,224
Total assets	$1,013,982	$891,627

Liabilities
Accounts payable	$124,087	$101,446
Accrued payroll	25,180	40,334
Other accrued liabilities	22,647	16,824
Current portion of lease liabilities	6,878	6,098
Total current liabilities	178,792	164,702
Credit facility revolver	238,240	165,658
Other long-term liabilities	17,334	12,619
Deferred income taxes	13,611	10,025
Lease liabilities	27,542	22,655
Total liabilities	475,519	375,659
Shareholders' Equity
Preferred stock	-	-
Common stock	135,566	134,724
Accumulated other comprehensive income	856	1,311
Retained earnings	402,041	379,933
Total shareholders' equity	538,463	515,968
Total liabilities and shareholders' equity	$1,013,982	$891,627

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Consolidated Statements of Comprehensive Income

For the Three and Six Months Ended June 30,

(in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022

Net sales	$569,268	$709,176	$1,142,344	$1,405,509
Costs and expenses
Cost of materials sold (excludes items shown separately below)	441,872	560,546	894,508	1,115,653
Warehouse and processing	31,522	27,624	62,171	51,672
Administrative and general	31,681	31,969	64,866	61,591
Distribution	17,448	16,441	35,189	31,482
Selling	10,389	10,494	20,786	21,316
Occupancy	4,111	3,291	8,655	6,880
Depreciation	5,245	4,354	10,322	8,704
Amortization	1,228	592	2,352	1,224
Total costs and expenses	543,496	655,311	1,098,849	1,298,522
Operating income	25,772	53,865	43,495	106,987
Other loss, net	28	15	39	21
Income before interest and income taxes	25,744	53,850	43,456	106,966
Interest and other expense on debt	4,203	2,271	8,426	4,269
Income before income taxes	21,541	51,579	35,030	102,697
Income tax provision	6,522	13,955	10,139	27,771
Net income	$15,019	$37,624	$24,891	$74,926
Gain (loss) on cash flow hedge	(201)	(246)	(606)	2,045
Tax effect on cash flow hedge	50	62	151	(511)
Total comprehensive income	$14,868	$37,440	$24,436	$76,460

Earnings per share:
Net income per share - basic	$1.30	$3.26	$2.15	$6.49
Weighted average shares outstanding - basic	11,569	11,538	11,570	11,536
Net income per share - diluted	$1.30	$3.26	$2.15	$6.49
Weighted average shares outstanding - diluted	11,572	11,545	11,572	11,540

Dividends declared per share of common stock	$0.125	$0.090	$0.250	$0.180

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Consolidated Statements of Cash Flows

For the Six Months Ended June 30,

(in thousands)

	2023	2022

Cash flows from (used for) operating activities:
Net income	$24,891	$74,926
Adjustments to reconcile net income to net cash from operating activities -
Depreciation and amortization	12,674	9,928
Amortization of deferred financing fees	326	228
Gain on disposition of property and equipment	(87)	(2,183)
Stock-based compensation	842	662
Other long-term assets	3,678	1,854
Other long-term liabilities	3,519	8,738
	45,843	94,153
Changes in working capital:
Accounts receivable	2,394	(36,347)
Inventories	28,223	(26,106)
Prepaid expenses and other	(2,866)	(4,359)
Accounts payable	17,821	28,922
Change in outstanding checks	1,301	4,839
Accrued payroll and other accrued liabilities	(13,520)	(13,415)
	33,353	(46,466)
Net cash from operating activities	79,196	47,687

Cash flows from (used for) investing activities:
Acquisition	(129,476)	-
Capital expenditures	(15,117)	(10,022)
Proceeds from disposition of property and equipment	128	3,292
Net cash used for investing activities	(144,465)	(6,730)

Cash flows from (used for) financing activities:
Credit facility revolver borrowings	418,372	384,392
Credit facility revolver repayments	(345,789)	(424,276)
Principal payment under capital lease obligation	(472)	(336)
Credit facility fees and expenses	(1,078)	(100)
Dividends paid	(2,783)	(2,003)
Net cash from (used for) financing activities	68,250	(42,323)

Cash and cash equivalents:
Net change	2,981	(1,366)
Beginning balance	12,189	9,812
Ending balance	$15,170	$8,446

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Supplemental Disclosures of Cash Flow Information

For the Six Months Ended June 30,

(in thousands)

	2023	2022
	(unaudited)

Interest paid	$7,638	$4,006
Income taxes paid	$3,816	$18,985

The Company incurred $1.7 million of new financing lease obligations during the six months ended June 30, 2023. The Company incurred a nominal amount of new financing lease obligations during the six months ended June 30, 2022. These non-cash transactions have been excluded from the Consolidated Statements of Cash Flows for the six months ended June 30, 2023.

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Consolidated Statements of Shareholders’ Equity

(in thousands)

	For the Three Months Ended June 30, 2023
		Accumulated
		Other
	Common	Comprehensive	Retained	Total
	Stock	Income	Earnings	Equity

Balance at March 31, 2023	$135,131	$1,007	$388,413	$524,551
Net income	-	-	15,019	15,019
Payment of dividends	-	-	(1,392)	(1,392)
Stock-based compensation	435	-	-	435
Changes in fair value of hedges, net of tax	-	(151)	-	(151)
Other	-	-	1	1
Balance at June 30, 2023	$135,566	$856	$402,041	$538,463

	For the Six Months Ended June 30, 2023
		Accumulated
		Other
	Common	Comprehensive	Retained	Total
	Stock	Income	Earnings	Equity

Balance at December 31, 2022	$134,724	$1,311	$379,933	$515,968
Net income	-	-	24,891	24,891
Payment of dividends	-	-	(2,783)	(2,783)
Stock-based compensation	842	-	-	842
Changes in fair value of hedges, net of tax	-	(455)	-	(455)
Balance at June 30, 2023	$135,566	$856	$402,041	$538,463

	For the Three Months Ended June 30, 2022
		Accumulated
		Other
	Common	Comprehensive	Retained	Total
	Stock	Loss	Earnings	Equity

Balance at March 31, 2022	$133,754	$(277)	$329,309	$462,786
Net income	-	-	37,624	37,624
Payment of dividends	-	-	(1,002)	(1,002)
Stock-based compensation	335	-	-	335
Changes in fair value of hedges, net of tax	-	(184)	-	(184)
Other	-	(1)	1	-
Balance at June 30, 2022	$134,089	$(462)	$365,932	$499,559

	For the Six Months Ended June 30, 2022
		Accumulated
		Other
	Common	Comprehensive	Retained	Total
	Stock	Loss	Earnings	Equity

Balance at December 31, 2021	$133,427	$(1,996)	$293,008	$424,439
Net income	-	-	74,926	74,926
Payment of dividends	-	-	(2,003)	(2,003)
Stock-based compensation	662	-	-	662
Changes in fair value of hedges, net of tax	-	1,534	-	1,534
Other	-	-	1	1
Balance at June 30, 2022	$134,089	$(462)	$365,932	$499,559

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Notes to Unaudited Consolidated Financial Statements

June 30, 2023

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

The flat products segment acts as an intermediary between metals producers and manufacturers that require processed metals for their operations. The flat products segment serves customers in most metals consuming industries, including manufacturers and fabricators of transportation and material handling equipment, construction and farm machinery, storage tanks, environmental and energy generation equipment, automobiles, military vehicles and equipment, as well as general and plate fabricators and metals service centers. These products are primarily distributed through a direct sales force.

Combined, the carbon and specialty metals flat products segments have 36 strategically located processing and distribution facilities in the United States and one in Monterrey, Mexico. Many of our facilities service both the carbon and the specialty metals flat products segments, and certain assets and resources are shared by the segments. Our geographic footprint allows us to focus on regional customers and larger national and multi-national accounts, primarily located throughout the midwestern, eastern and southern United States

Through its tubular and pipe products segment, which consists of the Chicago Tube and Iron subsidiary (CTI), the Company distributes metal tubing, pipe, bar, valves and fittings and fabricate parts supplied to various industrial markets. CTI operates from seven locations in the Midwestern and southeastern United States. The tubular and pipe products segment distributes its products primarily through a direct sales force.

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

Impact of Recently Issued Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”. The objective of this ASU is to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. In December 2022, FASB issued ASU No. 2022-06, “Deferral of the Sunset Date of Topic 848”, which amends and extends the sunset date to December 31, 2024. The new standard was applied beginning in the first quarter of 2023 as the Company adjusted their ABL Credit Facility and fixed interest rate hedge. The application did not have a material impact on the Company’s Consolidated Financial Statements.

2.	Acquisitions:

On January 3, 2023, the Company acquired all the outstanding shares of capital stock of Metal-Fab for a cash purchase price of $131.2 million. Metal-Fab, headquartered in Wichita, Kansas, is a manufacturer of venting, micro air and clean air products for residential, commercial and industrial applications.

The Company paid total cash consideration of $131.2 million, consisting of a base purchase price of $131.0 million and a cash adjustment of $0.2 million. The acquisition was funded with borrowings under the Company’s asset-based credit facility (ABL Credit Facility). During 2023, the Company incurred $2.6 million of direct acquisition-related costs, which are included in “Administrative and general” in the Consolidated Statements of Comprehensive Income, and $2.1 million of non-recurring amortization of inventory step up to fair market value adjustments, which are included in “Costs of materials sold” in the Consolidated Statements of Comprehensive Income for the six months ended June 30, 2023.

Purchase Price Allocation

The acquisition of Metal-Fab was accounted for as a business combination and the assets and liabilities were valued at fair market value on January 3, 2023, the date of acquisition. The Consolidated Balance Sheet as of June 30, 2023, reflects the allocation of Metal-Fab’s purchase price.

The final purchase price allocations presented below is based upon management’s estimate of the fair value of the acquired assets and assumed liabilities using Level 3 valuation techniques including income, cost and market approaches. The fair value estimates involve the use of estimates and assumptions, including, but not limited to, the timing and amounts of future cash flows, revenue growth rates, discount rates, and royalty rates. The table below summarizes the final purchase price allocation of the fair market values of the assets acquired and liabilities assumed.

Details of Acquisition (in thousands)	Total

Assets acquired
Cash and cash equivalents	$1,728
Accounts receivable, net	10,597
Prepaid expenses and other	740
Inventories, net	17,236
Property and equipment	20,408
Goodwill	33,194
Intangible assets	54,740
Right-of-use and other long-term assets	6,930
Total assets acquired	145,573
Total liabilities assumed	(14,369)
Cash paid	$131,204

In connection with the acquisition of Metal-Fab, the Company identified and valued certain intangible assets, including the Metal-Fab trade name, internally developed technology and know-how, restrictive covenants and customer relationships. The intangible assets were evaluated on the premise of highest and best use to a market participant, primarily utilizing the income approach valuation methodology. The trade name intangible asset was valued at $11.5 million, and the useful life was determined to be indefinite primarily due to their history and reputation in the marketplace, the Company’s expectation that the trade name will continue to be used, and the conclusion that there are currently no other factors identified that would limit their useful life. The internally developed technology and know-how intangible asset was valued at $5.3 million, and the useful life was determined to be 15 years. The non-compete agreements intangible asset was valued at $1.4 million, and the useful life was determined to be the length of the non-compete agreements, which range from two to five years. The customer relationships intangible asset was valued at $36.5 million, and the useful life was determined to be 26 years, based primarily on the consistent and predictable revenue source associated with the existing customer base, the present value of which extends through the twenty-six-year amortization period.

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

	For the three months ended June 30, 2022

	Historical OSI	Historical Metal-Fab	Pro Forma Adjustments	Pro Forma Combined
(in thousands, except per share amounts)
Pro forma (unaudited):
Net sales	$709,176	$24,117	$184	$733,477
Net income (loss)	$37,624	$3,803	$(2,817)	$38,610

Basic earnings per share	$3.26	$0.33	$(0.24)	$3.35
Diluted earnings per share	$3.26	$0.33	$(0.24)	$3.35

	For the six months ended June 30, 2022

	Historical OSI	Historical Metal-Fab	Pro Forma Adjustments	Pro Forma Combined
(in thousands, except per share amounts)
Pro forma (unaudited):
Net sales	$1,405,509	$46,802	$368	$1,452,679
Net income (loss)	$74,926	$7,845	$(7,218)	$75,553

Basic earnings per share	$6.49	$0.68	$(0.63)	$6.55
Diluted earnings per share	$6.49	$0.68	$(0.63)	$6.55

3.	Revenue Recognition:

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

	Disaggregated Revenue by Products Sold
	For the Three Months Ended June 30, 2023
	Specialty metals flat products	Carbon flat products	Tubular and pipe products	Total
Specialty	25.8%	-	-	25.8%
Hot Rolled	-	30.6%	-	30.6%
Tube	-	-	16.8%	16.8%
Plate	-	12.6%	-	12.6%
Coated	-	5.6%	-	5.6%
Cold Rolled	-	4.1%	-	4.1%
Other	-	4.5%	-	4.5%
Total	25.8%	57.4%	16.8%	100.0%

	Disaggregated Revenue by Products Sold
	For the Six Months Ended June 30, 2023
	Specialty metals flat products	Carbon flat products	Tubular and pipe products	Total
Specialty	27.4%	-	-	27.4%
Hot Rolled	-	28.9%	-	28.9%
Tube	-	-	16.8%	16.8%
Plate	-	13.1%	-	13.1%
Coated	-	5.0%	-	5.0%
Cold Rolled	-	3.8%	-	3.8%
Other	-	5.0%	-	5.0%
Total	27.4%	55.8%	16.8%	100.0%

	Disaggregated Revenue by Products Sold
	For the Three Months Ended June 30, 2022
	Specialty metals flat products	Carbon flat products	Tubular and pipe products	Total
Specialty	32.0%	-	-	32.0%
Hot Rolled	-	30.2%	-	30.2%
Tube	-	-	15.7%	15.7%
Plate	-	12.8%	-	12.8%
Coated	-	4.2%	-	4.2%
Cold Rolled	-	5.0%	-	5.0%
Other	-	0.1%	-	0.1%
Total	32.0%	52.3%	15.7%	100.0%

	Disaggregated Revenue by Products Sold
	For the Six Months Ended June 30, 2022
	Specialty metals flat products	Carbon flat products	Tubular and pipe products	Total
Specialty	30.3%	-	-	30.3%
Hot Rolled	-	30.7%	-	30.7%
Tube	-	-	16.3%	16.3%
Plate	-	13.0%	-	13.0%
Coated	-	4.6%	-	4.6%
Cold Rolled	-	5.0%	-	5.0%
Other	-	0.1%	-	0.1%
Total	30.3%	53.4%	16.3%	100.0%

4.	Accounts Receivable:

Accounts receivable are presented net of allowances for credit losses and unissued credits of $4.1 million and $4.3 million as of June 30, 2023 and December 31, 2022, respectively. The allowance for credit losses is maintained at a level considered appropriate based on historical experience, specific customer collection issues that have been identified, current market conditions and estimates for supportable forecasts when appropriate. Estimations are based upon a calculated percentage of accounts receivable, which remains fairly level from year to year, and judgments about the probable effects of economic conditions on certain customers, which can fluctuate significantly from year to year. The Company cannot guarantee that the rate of future credit losses will be similar to past experience. The Company considers all available information when assessing the adequacy of its allowance for credit losses and unissued credits.

5.	Inventories:

Inventories consisted of the following:

	Inventory as of
(in thousands)	June 30, 2023	December 31, 2022
Unprocessed	$300,686	$356,588
Processed and finished	105,258	60,343
Totals	$405,944	$416,931

The Company values certain of its tubular and pipe products inventory at the last-in, first-out (LIFO) method. At June 30, 2023 and December 31, 2022, approximately $41.2 million, or 10.1% of consolidated inventory, and $46.3 million, or 11.1% of consolidated inventory, respectively, was reported under the LIFO method of accounting. The cost of the remainder of the tubular and pipe products inventory is determined using a weighted average rolling first-in, first-out (FIFO) method.

During the three and six months ended June 30, 2023, the Company recorded $1.0 million of LIFO income. The Company did not record any LIFO expense or income for the three and six months ended June 30, 2022.

If the FIFO method had been in use, inventories would have been $19.3 million higher than reported at June 30, 2023 and $20.3 million higher than reported at December 31, 2022.

6.	Goodwill and Intangible Assets:

The Company’s intangible assets were recorded in connection with its acquisitions of Shaw Stainless & Alloy, Inc. (Shaw) in 2021, Action Stainless & Alloys, Inc. (Action Stainless) in 2020 and Berlin Metals, LLC in 2018 for the specialty metals flat products segment and Metal-Fab in 2023 and certain assets related to the manufacturing of the EZ Dumper® hydraulic dump inserts and McCullough Industries in 2019 for the carbon flat products segment. The intangible assets were evaluated on the premise of highest and best use to a market participant, primarily utilizing the income approach valuation methodology.

Goodwill, by reportable unit, was as follows as of June 30, 2023 and December 31, 2022, respectively. The goodwill is deductible for tax purposes.

(in thousands)	Specialty Metals Flat Products	Carbon Flat Products	Total
Balance as of December 31, 2022	$9,431	$1,065	$10,496
Acquisitions	-	33,194	33,194
Impairments	-	-	-
Balance as of June 30, 2023	$9,431	$34,259	$43,690

Intangible assets, net, consisted of the following as of June 30, 2023 and December 31, 2022, respectively:

	As of June 30, 2023
(in thousands)	Gross Carrying Amount	Accumulated A mortization	Intangible Assets, Net
Customer relationships - subject to amortization	$59,059	$(13,575)	$45,484
Covenant not to compete - subject to amortization	1,949	(480)	1,469
Technology and know-how - subject to amortization	5,300	(177)	5,123
Trade name - not subject to amortization	32,868	-	32,868
	$99,176	$(14,232)	$84,944

	As of December 31, 2022
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Customer relationships - subject to amortization	$22,559	$(12,100)	$10,459
Covenant not to compete - subject to amortization	509	(301)	208
Trade name - not subject to amortization	21,368	-	21,368
	$44,436	$(12,401)	$32,035

The Company estimates that amortization expense for its intangible assets subject to amortization will be approximately $3.7 million per year for the next two years, $3.2 million the following year and then $2.7 million and $2.4 million, respectively, for the next two years after.

7.	Leases:

The components of lease expense were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Operating lease cost	$2,114	$1,801	$4,255	$3,586

Finance lease cost:
Amortization of right-of-use assets	$260	$186	$492	$370
Interest on lease liabilities	39	13	75	28
Total finance lease cost	$299	$199	$567	$398

Supplemental cash flow information related to leases was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Cash paid for lease liabilities:
Operating cash flows from operating leases	$2,083	$1,719	$4,188	$3,470
Operating cash flows from finance leases	39	13	75	28
Financing cash flows from finance leases	252	184	472	366
Total cash paid for lease liabilities	$2,374	$1,916	$4,735	$3,864

Supplemental balance sheet information related to leases was as follows:

	June 30,	December 31,
(in thousands)	2023	2022
Operating Leases
Operating lease	$52,601	$45,987
Operating lease accumulated amortization	(18,818)	(17,763)
Operating lease right-of-use asset, net	33,783	28,224

Operating lease current liabilities	6,878	6,098
Operating lease liabilities	27,542	22,655
Total operating lease liabilities	$34,420	$28,753

Finance Leases
Finance lease	$5,104	$3,144
Finance lease accumulated depreciation	(2,048)	(1,585)
Finance lease, net	3,056	1,559

Finance lease current liabilities	1,034	594
Finance lease liabilities	2,137	1,025
Total finance lease liabilities	$3,171	$1,619

Weighted Average Remaining Lease Term
Operating leases (in years)	7	6
Finance leases (in years)	4	3

Weighted Average Discount Rate
Operating leases	3.91%	3.41%
Finance leases	4.83%	3.56%

Maturities of lease liabilities were as follows:

	Operating	Finance
(in thousands)	Leases	Leases
Year Ending December 31,
2023	$4,113	$508
2024	7,708	1,097
2025	6,495	790
2026	5,577	506
2027	4,435	335
Thereafter	10,962	248
Total future minimum lease payments	$39,290	$3,484
Less remaining imputed interest	(4,870)	(313)
Total	$34,420	$3,171

8.	Debt:

The Company’s debt is comprised of the following components:

	As of
	June 30,	December 31,
(in thousands)	2023	2022
Asset-based revolving credit facility due June 16, 2026	$238,240	$165,658
Total debt	$238,240	$165,658

On January 3, 2023, the Company entered into the Sixth Amendment to Third Amended and Restated Loan and Security Agreement, which amended the Company’s existing ABL Credit Facility. The amendment increased the borrowing capacity under the ABL Credit Facility by $150 million from $475 million to $625 million. The $625 million ABL Credit Facility consists of: (i) a revolving credit facility of up to $595 million, including a $20 million sub-limit for letters of credit, and (ii) a first in, last out revolving credit facility of up to $30 million. Under the terms of the ABL Credit Facility, the Company may, subject to the satisfaction of certain conditions, request additional commitments under the revolving credit facility in the aggregate principal amount of up to $200 million to the extent that existing or new lenders agree to provide such additional commitments, and add real estate as collateral at the Company’s discretion. The ABL Credit Facility matures on June 16, 2026.

The ABL Credit Facility is collateralized by the Company’s accounts receivable, inventory, personal property and certain real estate. The ABL Credit Facility contains customary representations and warranties and certain covenants that limit the ability of the Company to, among other things: (i) incur or guarantee additional indebtedness; (ii) pay distributions on, redeem or repurchase capital stock or redeem or repurchase subordinated debt; (iii) make investments; (iv) sell assets; (v) enter into agreements that restrict distributions or other payments from restricted subsidiaries to the Company; (vi) incur liens securing indebtedness; (vii) consolidate, merge or transfer all or substantially all of the Company’s assets; and (viii) engage in transactions with affiliates. In addition, the ABL Credit Facility contains a financial covenant which requires if any commitments or obligations are outstanding and the Company’s availability is less than the greater of $30 million or 10.0% of the aggregate amount of revolver commitments ($62.5 million at June 30, 2023) or 10.0% of the aggregate borrowing base ($58.6 million at June 30, 2023), then the Company must maintain a ratio of Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA) minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00 for the most recent twelve fiscal month period.

The Company has the option to borrow under its revolver based on the agent’s base rate plus a premium ranging from 0.00% to 0.25% or the Secured Overnight Financing Rate (SOFR) plus a premium ranging from 1.25% to 2.75%.

On January 10, 2019, the Company entered into a five-year forward starting fixed rate interest rate hedge in order to eliminate the variability of cash interest payments on $75 million of the outstanding London Interbank Offered Rate (LIBOR) based borrowings under the ABL Credit Facility. On January 3, 2023, the Company amended the interest rate hedge agreement to use SOFR as the reference rate and updated the fixed rate to 2.42% from 2.57%. Although the Company is exposed to credit loss in the event of nonperformance by the other party to the interest rate hedge agreement, the Company anticipates performance by the counterparty.

As of June 30, 2023, the Company was in compliance with its covenants and had approximately $343 million of availability under the ABL Credit Facility.

As of June 30, 2023 and December 31, 2022, $2.0 million and $1.2 million, respectively, of bank financing fees were included in “Prepaid expenses and other” and “Other long-term assets” on the accompanying Consolidated Balance Sheets. The financing fees are being amortized over the five-year term of the ABL Credit Facility and are included in “Interest and other expense on debt” on the accompanying Consolidated Statements of Comprehensive Income.

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

These derivatives have not been designated as hedging instruments. The periodic changes in fair value of the metals and embedded customer derivative instruments are included in “Cost of materials sold” in the Consolidated Statements of Comprehensive Income. The Company recognizes derivative positions with both the customer and the third party for the derivatives and classifies cash settlement amounts associated with them as part of “Cost of materials sold” in the Consolidated Statements of Comprehensive Income. The cumulative change in fair value of the metals swaps that had not yet settled as of June 30, 2023, are included in “Other accrued liabilities” and the embedded customer derivatives are included in “Accounts receivable, net” on the Consolidated Balance Sheets as of June 30, 2023.

Fixed rate interest rate hedge

On January 10, 2019, the Company entered into a five-year forward starting fixed rate interest rate hedge in order to eliminate the variability of cash interest payments on $75 million of the outstanding LIBOR based borrowings under the ABL Credit Facility. On January 3, 2023, the Company amended the interest rate hedge agreement to use SOFR as the reference rate and updated the fixed rate to 2.42% from 2.57%. The interest rate hedge is included in “Prepaid expenses and other” on the Consolidated Balance Sheets as of June 30, 2023. Although the Company is exposed to credit loss in the event of nonperformance by the other party to the interest rate hedge agreement, the Company anticipates performance by the counterparty.

The table below shows the total impact to the Company’s Consolidated Statements of Comprehensive Income through net income of the derivatives for the three and six months ended June 30, 2023 and 2022, respectively.

	Net Gain (Loss) Recognized
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Fixed interest rate hedge	$485	$(344)	$804	$(794)
Metals swaps	(500)	(1,445)	(776)	718
Embedded customer derivatives	500	1,445	776	(718)
Total loss	$485	$(344)	$804	$(794)

10.	Fair Value of Assets and Liabilities:

During the six months ended June 30, 2023, there were no transfers of financial assets between Levels 1, 2 or 3 fair value measurements. There have been no changes in the methodologies used at June 30, 2023 since December 31, 2022.

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company:

	Value of Items Recorded at Fair Value
	As of June 30, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Metal Swaps	$-	$3,317	$-	$3,317
Embedded customer derivative	-	410	-	410
Fixed interest rate hedge		1,142		1,142
Total assets at fair value	$-	$4,869	$-	$4,869

Liabilities:
Metal Swaps	$-	$3,727	$-	$3,727
Total liabilities recorded at fair value	$-	$3,727	$-	$3,727

	Value of Items Recorded at Fair Value
	As of December 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Fixed interest rate hedge	$-	$1,748	$-	$1,748
Total assets at fair value	$-	$1,748	$-	$1,748

The value of the items not recorded at fair value represent the carrying value of the liabilities.

The carrying value of the ABL Credit Facility was $238.2 million and $165.7 million at June 30, 2023 and December 31, 2022, respectively. Management believes that the ABL Credit Facility’s carrying value approximates its fair value due to the variable interest rate on the ABL Credit Facility.

11.	Accumulated Other Comprehensive Income:

On January 10, 2019, the Company entered into a five-year forward starting fixed rate interest rate hedge in order to eliminate the variability of cash interest payments on $75 million of the outstanding LIBOR based borrowings under the ABL Credit Facility. On January 3, 2023, the Company amended the interest rate hedge agreement to use SOFR as the reference rate and updated the fixed rate to 2.42% from 2.57%. The fair value of the interest rate hedge of $1.1 million, net of tax of $0.3 million is included in “Accumulated other comprehensive income” on the Consolidated Balance Sheets at June 30, 2023. The fair value of the interest rate hedge was $1.7 million, net of tax of $0.4 million at December 31, 2022.

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

Stock-based compensation expense recognized on RSUs for the three and six months ended June 30, 2023 and 2022, respectively, is summarized in the following table:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2023	2022	2023	2022
RSU expense before taxes	$435	$335	$842	$662
RSU expense after taxes	$303	$244	$598	$483

All pre-tax charges related to RSUs were included in the caption “Administrative and general” on the accompanying Consolidated Statements of Comprehensive Income.

The following table summarizes the activity related to RSUs for the six months ended June 30, 2023 and 2022, respectively:

	As of June 30, 2023		As of June 30, 2022
	Number of	Weighted Average	Number of	Weighted Average
	Shares	Granted Price	Shares	Granted Price
Outstanding at December 31	617,518	$18.95	576,867	$18.40
Granted	49,768	36.63	35,558	26.72
Converted into shares	(2,610)	18.78	(3,580)	18.84
Forfeited	(2,573)	19.65	(3,351)	18.14
Outstanding at June 30	662,103	$20.28	605,494	$18.89
Vested at June 30	436,341	$24.98	409,710	$20.17

13.	Income Taxes:

For the three months ended June 30, 2023, the Company recorded an income tax provision of $6.5 million, or 30.3%, compared to an income tax provision of $14.0 million, or 27.1%, for the three months ended June 30, 2022. For the six months ended June 30, 2023, the Company recorded an income tax provision of $10.1 million, or 28.9%, compared to an income tax provision of $27.8 million, or 27.0%, for the six months ended June 30, 2022.

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

14.	Shares Outstanding and Earnings Per Share:

Earnings per share have been calculated based on the weighted average number of shares outstanding as set forth below:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2023	2022	2023	2022
Weighted average basic shares outstanding	11,569	11,538	11,570	11,536
Assumed exercise of stock options and issuance of stock awards	3	7	2	4
Weighted average diluted shares outstanding	11,572	11,545	11,572	11,540
Net income (loss)	$15,019	$37,624	$24,891	$74,926
Basic earnings per share	$1.30	$3.26	$2.15	$6.49
Diluted earnings per share	$1.30	$3.26	$2.15	$6.49
Unvested RSUs	226	196	226	196

15.	Stock Repurchase Program:

On October 2, 2015, the Company announced that its Board of Directors authorized a stock repurchase program of up to 550,000 shares of the Company’s issued and outstanding common stock, which could include open market repurchases, negotiated block transactions, accelerated stock repurchases or open market solicitations for shares, all or some of which may be effected through Rule 10b5-1 plans. Any of the repurchased shares are held in the Company’s treasury, or canceled and retired as the Board may determine from time to time. Any repurchases of common stock are subject to the covenants contained in the ABL Credit Facility. Under the ABL Credit Facility, the Company may repurchase common stock and pay dividends up to $15.0 million in the aggregate during any trailing twelve months without restrictions. Purchases of common stock or dividend payments in excess of $15.0 million in the aggregate require the Company to (i) maintain availability in excess of 20.0% of the aggregate revolver commitments ($125.0 million at June 30, 2023) or (ii) to maintain availability equal to or greater than 15.0% of the aggregate revolver commitments ($93.8 million at June 30, 2023) and the Company must maintain a pro-forma ratio of EBITDA minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00.

There were no shares repurchased during the three and six months ended June 30, 2023 or June 30, 2022. As of June 30, 2023, 360,212 shares remain authorized for repurchase under the program.

At-the-Market Equity Program

On September 3, 2021, the Company commenced an at-the-market (ATM) equity program under its shelf registration statement, which allows it to sell and issue up to $50 million in shares of its common stock from time to time. The Company entered into an Equity Distribution Agreement on September 3, 2021 with KeyBanc Capital Markets Inc. (KeyBanc) relating to the issuance and sale of shares of common stock pursuant to the program. KeyBanc is not required to sell any specific amount of securities but will act as the Company’s sales agent using commercially reasonable efforts consistent with its normal trading and sales practices, on mutually agreed terms between KeyBanc and the Company. KeyBanc will be entitled to compensation for shares sold pursuant to the program of 2.0% of the gross proceeds of any shares of common stock sold under the Equity Distribution Agreement. No shares were sold under the ATM program during the three and six months ended June 30, 2023 and June 30, 2022.

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

The following table provides financial information by segment and reconciles the Company’s operating income by segment to the consolidated income before income taxes for the three and six months ended June 30, 2023 and 2022, respectively.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands)	2023	2022	2023	2022
Net sales
Specialty metals flat products	$147,000	$226,964	$313,564	$426,443
Carbon flat products	326,629	370,665	636,447	750,214
Tubular and pipe products	95,639	111,547	192,333	228,852
Total net sales	$569,268	$709,176	$1,142,344	$1,405,509

Depreciation and amortization
Specialty metals flat products	$1,023	$1,008	$2,007	$2,013
Carbon flat products	3,716	2,698	7,323	5,372
Tubular and pipe products	1,716	1,222	3,309	2,508
Corporate	18	18	35	35
Total depreciation and amortization	$6,473	$4,946	$12,674	$9,928

Operating income
Specialty metals flat products	$6,679	$36,473	$15,938	$70,557
Carbon flat products	14,695	15,618	20,641	25,493
Tubular and pipe products	9,371	7,300	19,112	21,882
Corporate expenses	(4,973)	(5,526)	(12,196)	(10,945)
Total operating income	$25,772	$53,865	$43,495	$106,987
Other loss, net	28	15	39	21
Income before interest and income taxes	25,744	53,850	43,456	106,966
Interest and other expense on debt	4,203	2,271	8,426	4,269
Income before income taxes	$21,541	$51,579	$35,030	$102,697

	For the Six Months Ended
	June 30,
(in thousands)	2023	2022
Capital expenditures
Flat products segments	$8,977	$8,236
Tubular and pipe products	6,083	1,786
Corporate	57	-
Total capital expenditures	$15,117	$10,022

	As of
	June 30,	December 31,
(in thouands)	2023	2022
Assets
Flat products segments	$737,819	$631,607
Tubular and pipe products	274,562	258,412
Corporate	1,601	1,608
Total assets	$1,013,982	$891,627

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
●

risks associated with supply chain disruption resulting from the imbalance of metal supply and end-user demands, including additional shutdowns as a result of infectious disease outbreaks in large markets, such as China, and other factors;

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
●

risks associated with infectious disease outbreaks, including, but not limited to customer closures, reduced sales and profit levels, slower payment of accounts receivable and potential increases in uncollectible accounts receivable, falling metals prices that could lead to lower of cost or net realizable value inventory adjustments and the impairment of intangible and long-lived assets, negative impacts on our liquidity position, inability to access our traditional financing sources and increased costs associated with and less ability to access funds under our asset-based credit facility, or ABL Credit Facility, and the capital markets;

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

Overview

We are a leading metals service center that operates in three reportable segments: specialty metals flat products, carbon flat products, and tubular and pipe products.  We provide metals processing and distribution services for a wide range of customers.  Our specialty metals flat products segment’s focus is on the direct sale and distribution of processed stainless and aluminum flat-rolled sheet and coil products, flat bar products and fabricated parts.  Through recent acquisitions, our specialty metals flat products segment expanded its geographic footprint and enhanced its product offerings in stainless steel and aluminum plate, sheet, angles, rounds, flat bar, tubing and pipe and prime tin mill products.  Shaw Stainless & Alloy, Inc., or Shaw, manufactures and distributes stainless steel bollards and water treatment systems. Action Stainless & Alloys, Inc., or Action Stainless, offers a range of processing capabilities, including plasma, laser and waterjet cutting and computer numerical control, or CNC, machining.  Our carbon flat products segment’s focus is on the direct sale and distribution of large volumes of processed carbon and coated flat-rolled sheet, coil and plate products and fabricated parts. Through acquisitions, our carbon flat products segment expanded its product offerings to include self-dumping metal hoppers and steel and stainless-steel dump inserts for pickup truck and service truck beds.  Through the acquisition of Metal-Fab, Inc., or Metal-Fab, on January 3, 2023, our carbon flat products segment expanded its product offerings to include venting, micro air and clean air products for residential, commercial and industrial applications.  In addition, we distribute metal tubing, pipe, bar, valves and fittings and fabricate parts supplied to various industrial markets through our tubular and pipe products segment.  Products that require more value-added processing generally have a higher gross profit.  Accordingly, our overall gross profit is affected by, among other things, product mix, the amount of processing performed, the demand for and availability of metals, and volatility in selling prices and material purchase costs.  We also perform toll processing of customer-owned metals. We sell certain products internationally, primarily in Canada and Mexico.  International sales are immaterial to our consolidated financial results and to the individual segments’ results.

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

At June 30, 2023, we employed approximately 2,038 people.  Approximately 203 of the hourly plant personnel at the facilities listed below are represented by seven separate collective bargaining units.  The table below shows the expiration dates of the collective bargaining agreements.

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

Due to the nature of the products sold in each segment, there are significant differences in the segments’ average selling price and the cost of materials sold.  The specialty metals flat products segment generally has the highest average selling price among the three segments followed by the tubular and pipe products segment and carbon flat products segment.  Due to the nature of the tubular and pipe product and our operations that manufacture end user products within the flat product segments, we do not report tons sold or per ton information.  Gross profit per ton is generally higher in the specialty metals flat products segment than the carbon flat products segment.  Gross profit as a percentage of net sales is generally higher in the carbon flat products and tubular and pipe products segments than the specialty metals flat products segment.  Due to the differences in average selling prices, gross profit and gross profit percentage among the segments, a change in the mix of sales could impact total net sales, gross profit, and gross profit percentage.  In addition, certain inventory in the tubular and pipe products segment is valued under the LIFO method.  Adjustments to the LIFO inventory value are recorded to cost of materials sold and may impact the gross margin and gross margin percentage at the consolidated Company and tubular and pipe products segment levels.

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

Tubular and pipe products

Through our tubular and pipe products segment, which consists of the Chicago Tube and Iron subsidiary, or CTI, we distribute metal tubing, pipe, bar, valve and fittings and fabricate parts supplied to various industrial markets.  CTI operates from seven locations in the Midwestern and southeastern United States.  The tubular and pipe products segment distributes its products primarily through a direct sales force.

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

Results of Operations

Our results of operations are impacted by the market price of metals.  Metals prices fluctuate significantly and changes to our net sales, cost of materials sold, gross profit, cost of inventory and profitability, are all impacted by industry metals pricing. Index pricing on carbon steel decreased during the second quarter of 2023 by $274 per ton, or 23.8%, and increased during the first six months of 2023 by $214 per ton, or 32.2%. Metals prices in our specialty metals flat-product segment decreased during the three and six months ended June 30, 2023, primarily due decreased metal surcharges when compared to the same period in 2022. Our average selling prices and average cost of materials sold were lower in the second quarter and the first six months of 2023 than during the same periods of 2022, primarily due to the continued elevated pricing environment experienced in 2022.

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

Consolidated Operations

The following table presents consolidated operating results for the periods indicated (dollars are shown in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2023		2022		2023		2022
	$	% of net sales	$	% of net sales	$	% of net sales	$	% of net sales
Net sales	$569,268	100.0	$709,176	100.0	$1,142,344	100.0	$1,405,509	100.0
Cost of materials sold (a)	441,872	77.6	560,546	79.0	894,508	78.3	1,115,653	79.4
Gross profit (b)	127,396	22.4	148,630	21.0	247,836	21.7	289,856	20.6
Operating expenses (c)	101,624	17.9	94,765	13.4	204,341	17.9	182,869	13.0
Operating income	25,772	4.5	53,865	7.6	43,495	3.8	106,987	7.6
Other loss, net	28	0.0	15	0.0	39	0.0	21	0.0
Interest and other expense on debt	4,203	0.7	2,271	0.3	8,426	0.7	4,269	0.3
Income before income taxes	21,541	3.8	51,579	7.3	35,030	3.1	102,697	7.3
Income taxes	6,522	1.2	13,955	2.0	10,139	0.9	27,771	2.0
Net income	$15,019	2.6	$37,624	5.3	$24,891	2.2	$74,926	5.3

(a) Includes $1,000 of LIFO income for the three and six months ended June 30, 2023.

(b) Gross profit is calculated as net sales less the cost of materials sold.

(c) Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Net sales decreased $140 million, or 19.7%, to $569.3 million in the second quarter of 2023 from $709.2 million in the second quarter of 2022. Specialty metals flat products net sales were 25.8% of total net sales in the second quarter of 2023 compared to 32.0% of total net sales in the second quarter of 2022. Carbon flat products net sales were 57.4% of total net sales in the second quarter of 2023 compared to 52.3% of total net sales in the second quarter of 2022. Tubular and pipe products net sales were 16.8% of total net sales in the second quarter of 2023 compared to 15.7% of total net sales in the second quarter of 2022. The decrease in net sales was due to a consolidated 21.0% decrease in average selling prices during the second quarter of 2023 compared to the second quarter of 2022, partially offset by a 2.0% increase in sales volume.

Net sales decreased $263 million, or 18.7%, to $1.1 billion in the first six months of 2023 from $1.4 billion in the first six months of 2022. Specialty metals flat products net sales were 27.4% of total net sales in the first six months of 2023 compared to 30.3% of total net sales in the first six months of 2022. Carbon flat products net sales were 55.7% of total net sales in the first six months of 2023 compared to 53.4% of total net sales in the first six months of 2022. Tubular and pipe products net sales were 16.8% of total net sales in the first six months of 2023 compared to 16.3% of total net sales in the first six months of 2022. The decrease in net sales was due to a consolidated 20.0% decrease in average selling prices during the first six months of 2023 compared to the first six months of 2022, partially offset by a 2.0% increase in sales volume.

Cost of materials sold decreased $119 million, or 21.2%, to $441.9 million in the second quarter of 2023 from $560.5 million in the second quarter of 2022.  Cost of materials sold decreased $221 million, or 19.8%, to $894.5 million in the first six months of 2023 from $1.1 billion in the first six months of 2022.  The decrease in cost of materials sold in the second quarter and first six months of 2023 is related to the decreased metals pricing discussed above in Results of Operations.

As a percentage of net sales, gross profit (as defined in footnote (b) in the table above) increased to 22.4% in the second quarter of 2023 from 21.0% in the second quarter of 2022.  As a percentage of net sales, gross profit (as defined in footnote (b) in the table above) increased to 21.7% in the first six months of 2023 from 20.6% in the first six months of 2022.  The increase in the gross profit as a percentage of net sales is due to the average cost of inventory decreasing more than the average selling prices and additional gross profit generated from the Metal-Fab acquisition.

Operating expenses in the second quarter of 2023 increased $6.9 million, or 7.2%, to $101.6 million from $94.8 million in the second quarter of 2022. As a percentage of net sales, operating expenses increased to 17.9% for the second quarter of 2023 from 13.4% in the second quarter of 2022. Operating expenses in the specialty metals flat products segment decreased $8.3 million, operating expenses in the carbon flat products segment increased $14.4 million, operating expenses in the tubular and pipe products segment increased $1.3 million and Corporate expenses decreased $0.5 million in the second quarter of 2023 compared to the second quarter of 2022. The increase in operating expenses was primarily attributable to the inclusion of Metal-Fab operating expenses partially offset by lower variable performance-based compensation.

Operating expenses in the first six months of 2023 increased $21.5 million, or 11.7%, to $204.3 million from $182.9 million in the first six months of 2022. As a percentage of net sales, operating expenses increased to 17.9% in the first six months of 2023 from 13.0% in the first six months of 2022. Operating expenses in the specialty metals flat products segment decreased $13.1 million, operating expenses in the carbon flat products segment increased $27.9 million, operating expenses in the tubular and pipe products segment increased $5.4 million and Corporate expenses increased $1.3 million in the first six months of 2023 compared to the first six months of 2022. The increase in operating expenses was primarily attributable to the inclusion of Metal-Fab operating expenses, acquisition-related expenses and the year-over-year absence of the gain on the sale of the Milan, Illinois facility in the first quarter of 2022 partially offset by lower performance-based incentive compensation.

Interest and other expense on debt totaled $4.2 million, or 0.7% of net sales, in the second quarter of 2023 compared to $2.3 million, or 0.3% of net sales, in the second quarter of 2022. Interest and other expense on debt totaled $8.4 million, or 0.7% of net sales, in the first six months of 2023 compared to $4.3 million, or 0.3% of net sales, in the first six months of 2022. The increase was due to a higher effective borrowing rate partially offset by lower average borrowings in the first six months of 2023 compared to the first six months of 2022. Our effective borrowing rate, exclusive of deferred financing fees and commitment fees, was 5.4% for the first six months of 2023 compared to 2.5% for the first six months of 2022.

In the second quarter of 2023, income before income taxes totaled $21.5 million compared to income before income taxes of $51.6 million in the second quarter of 2022. In the first six months of 2023, income before income taxes totaled $35.0 million compared to income before income taxes of $102.7 million in the first six months of 2022.

An income tax provision of 30.3% was recorded for the second quarter of 2023, compared to an income tax provision of 27.1% for the second quarter of 2022.  The increase in the effective tax rate is attributable to increased transactional sales and profit in Mexico, which carry a higher effective tax rate than the United States.  An income tax provision of 28.9% was recorded for the first six months of 2023, compared to an income tax provision of 27.0% for the first six months of 2022.  Our tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items that are considered in the relevant period.  Each quarter, we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment.

Net income for the second quarter of 2023 totaled $15.0 million, or $1.30 per basic share and diluted share, compared to net income of $37.6 million, or $3.26 per basic and diluted share, for the second quarter of 2022. Net income for the first six months of 2023 totaled $24.9 million, or $2.15 per basic share and diluted share, compared to net income of $74.9 million, or $6.49 per basic and diluted share, for the first six months of 2022.

Segment Operations

Specialty metals flat products

The following table presents selected operating results for our specialty metals flat products segment for the periods indicated (dollars are shown in thousands, except for per ton information):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2023		2022		2023		2022
		% of net sales		% of net sales		% of net sales		% of net sales
Direct tons sold	28,095		37,345		59,643		74,173
Toll tons sold	616		1,041		1,584		2,657
Total tons sold	28,711		38,386		61,227		76,830

Net sales	$147,000	100.0	$226,964	100.0	$313,564	100.0	$426,443	100.0
Average selling price per ton	5,120		5,913		5,121		5,550
Cost of materials sold	122,600	83.4	164,441	72.5	260,313	83.0	305,431	71.6
Gross profit (a)	24,400	16.6	62,523	27.5	53,251	17.0	121,012	28.4
Operating expenses (b)	17,721	12.1	26,050	11.5	37,313	11.9	50,455	11.8
Operating income	$6,679	4.5	$36,473	16.1	$15,938	5.1	$70,557	16.5

(a) Gross profit is calculated as net sales less the cost of materials sold.

(b) Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Tons sold by our specialty metals flat products segment decreased 25.2% to 29 thousand in the second quarter of 2023 from 38 thousand in the second quarter of 2022.  Tons sold by our specialty metals flat products segment decreased 20.3% to 61 thousand in the first six months of 2023 from 77 thousand in the first six months of 2022.  The decrease in tons sold was primarily due to an overall market decrease in the demand for stainless steel as domestic stainless steel mills ended their allocation programs during the second half of 2022 into the beginning of 2023.

Net sales in our specialty metals flat products segment decreased $80.0 million, or 35.2%, to $147.0 million in the second quarter of 2023 from $227.0 million in the second quarter of 2022. The decrease in sales was due to a 13.4% decrease in average selling prices and a 25.2% decrease in sales volume during the second quarter of 2023 compared to the second quarter of 2022. Average selling prices in the second quarter of 2023 were $5,120 per ton, compared with $5,913 per ton in the second quarter of 2022, and $5,123 per ton in the first quarter of 2023.

Net sales in our specialty metals flat products segment decreased $112.9 million, or 26.5%, to $313.6 million in the first six months of 2023 from $426.4 million in the first six months of 2022. The decrease in sales was due to a 7.7% decrease in average selling prices and a 20.3% decrease in sales volume during the first six months of 2023 compared to the first six months of 2022. Average selling prices in the first six months of 2023 were $5,121 per ton, compared with $5,550 per ton in the first six months of 2022.

Cost of materials sold in our specialty metals flat products segment decreased $41.8 million, or 25.4%, to $122.6 million in the second quarter of 2023 from $164.4 million in the second quarter of 2022. Cost of materials sold in our specialty metals flat products segment decreased $45.1 million, or 14.8%, to $260.3 million in the first six months of 2023 from $305.4 million in the first six months of 2022. The decrease in cost of materials sold was due to the decreased industry metals pricing discussed above in Results of Operations and decreased sales volume.

As a percentage of net sales, gross profit (as defined in footnote (a) in the table above) decreased to 16.6% in the second quarter of 2023 from 27.5% in the second quarter of 2022. As a percentage of net sales, gross profit (as defined in footnote (a) in the table above) decreased to 17.0% in the first six months of 2023 from 28.4% in the first six months of 2022. The decrease in the gross profit as a percentage of net sales was due to the impact of the decreased average selling prices discussed above in Results of Operations.

Operating expenses decreased $8.3 million, or 32.0%, to $17.7 million in the second quarter of 2022 from $26.1 million in the second quarter of 2022.  As a percentage of net sales, operating expenses increased to 12.1% in the second quarter of 2023 compared to 11.5% in the second quarter of 2022.  Operating expenses decreased $13.1 million, or 26.0%, to $37.3 million in the first six months of 2023 from $50.5 million in the first six months of 2022.  As a percentage of net sales, operating expenses increased to 11.9% in the first six months of 2023 compared to 11.8% in the first six months of 2022.   The decrease in operating expenses was primarily attributable decreased variable performance-based incentive compensation and decreased variable operating expenses due to decreased sales volume.

Operating income in the second quarter of 2023 totaled $6.7 million, or 4.5% of net sales, compared to $36.5 million, or 16.1% of net sales, in the second quarter of 2022. Operating income in the first six months of 2023 totaled $15.9 million, or 5.1% of net sales, compared to $70.6 million, or 16.5% of net sales, in the first six months of 2022.

Carbon flat products

The following table presents selected operating results for our carbon flat products segment for the periods indicated (dollars are shown in thousands, except for per ton information):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2023		2022		2023		2022
		% of net sales		% of net sales		% of net sales		% of net sales
Direct tons sold	216,783		202,700		426,565		402,521
Toll tons sold	9,492		7,904		18,048		14,166
Total tons sold	226,275		210,604		444,613		416,687

Net sales	$326,629	100.0	$370,665	100.0	$636,447	100.0	$750,214	100.0
Average selling price per ton	1,444		1,760		1,431		1,800
Cost of materials sold	253,072	77.5	310,633	83.8	501,508	78.8	638,346	85.1
Gross profit (a)	73,557	22.5	60,032	16.2	134,939	21.2	111,868	14.9
Operating expenses (b)	58,862	18.0	44,414	12.0	114,298	18.0	86,375	11.5
Operating income	$14,695	4.5	$15,618	4.2	$20,641	3.2	$25,493	3.4

(a) Gross profit is calculated as net sales less the cost of materials sold.

(b) Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Tons sold by our carbon flat products segment increased 7.4% to 226 thousand in the second quarter of 2023 from 211 thousand in the second quarter of 2022. Tons sold by our carbon flat products segment increased 6.7% to 445 thousand in the first six months of 2023 from 417 thousand in the first six months of 2022.

Net sales in our carbon flat products segment decreased $44.0 million, or 11.9%, to $326.6 million in the second quarter of 2023 from $370.7 million in the second quarter of 2022. The decrease in sales was attributable to a 18.0% decrease in average selling prices in the second quarter of 2023 compared to the second quarter of 2022, partially offset by a 7.4% increase in tons sold and an increase in sales generated from the Metal-Fab acquisition, which does not report tons sold. Average selling prices in the second quarter of 2023 decreased to $1,444 per ton, compared with $1,760 per ton in the second quarter of 2022 and $1,419 per ton in the first quarter of 2023.

Net sales in our carbon flat products segment decreased $113.8 million, or 15.2%, to $636.4 million in the first six months of 2023 from $750.2 million in the first six months of 2022.  The decrease in sales was attributable to a 20.5% decrease in average selling prices in the first six months of 2023 compared to the first six months of 2022, offset by a 6.7% increase in tons sold and an increase in sales generated from the Metal-Fab acquisition, which does not report tons sold.  Average selling prices in the first six months of 2023 decreased to $1,431 per ton, compared with $1,800 per ton in the first six months of 2022.

Cost of materials sold decreased $57.6 million, or 18.5%, to $253.1 million in the second quarter of 2023 from $310.6 million in the second quarter of 2022. Cost of materials sold decreased $136.8 million, or 21.4%, to $501.5 million in the first six months of 2023 from $638.3 million in the first six months of 2022. The decrease was due to the decreased market price for metals discussed above in Results of Operations partially offset by an increase in sales volume and an increase in the cost of material sold from the Metal-Fab acquisition. In addition, we recorded $2.1 million of non-recurring amortization expense of inventory step up to fair market value adjustments made as part of the Purchase Price Allocation for the January 3, 2023 acquisition of Metal-Fab.

As a percentage of net sales, gross profit (as defined in footnote (a) in the table above) increased to 22.5% in the second quarter of 2023 compared to 16.2% in the second quarter of 2022. As a percentage of net sales, gross profit (as defined in footnote (a) in the table above) increased to 21.2% in the first six months of 2023 compared to 14.9% in the first six months of 2022. The increase in the gross profit as a percentage of net sales was due to average cost of inventory decreasing more than the average selling prices and additional gross profit generated from the Metal-Fab acquisition.

Operating expenses in the second quarter of 2023 increased $14.4 million, or 32.5%, to $58.9 million from $44.4 million in the second quarter of 2022.  Operating expenses increased to 18.0% of net sales in the second quarter of 2023 compared to 12.0% in the second quarter of 2022.  Operating expenses in the first six months of 2023 increased $27.9 million, or 32.3%, to $114.3 million from $86.4 million in the first six months of 2022.  Operating expenses increased to 18.0% of net sales in the first six months of 2023 compared to 11.5% in the first six months of 2022.  The year-over-year increase in operating expenses was primarily attributable to the inclusion of Metal-Fab operating expenses partially offset by lower variable performance-based compensation.

Operating income in the second quarter of 2023 totaled $14.7 million, or 4.5% of net sales, compared to operating income of $15.6 million, or 4.2% of net sales, in the second quarter of 2022. Operating income in the first six months of 2023 totaled $20.6 million, or 3.2% of net sales, compared to operating income of $25.5 million, or 3.4% of net sales, in the first six months of 2022.

Tubular and pipe products

The following table presents selected operating results for our tubular and pipe products segment for the periods indicated (dollars are shown in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2023		2022		2023		2022
	$	% of net sales	$	% of net sales	$	% of net sales	$	% of net sales
Net sales	$95,639	100.0	$111,547	100.0	$192,333	100.0	$228,852	100.0
Cost of materials sold (a)	66,200	69.2	85,472	76.6	132,687	69.0	171,876	75.1
Gross profit (b)	29,439	30.8	26,075	23.4	59,646	31.0	56,976	24.9
Operating expenses (c)	20,068	21.0	18,775	16.8	40,534	21.1	35,094	15.3
Operating income	$9,371	9.8	$7,300	6.5	$19,112	9.9	$21,882	9.7

(a) Includes $1,000 of LIFO income for the three and six months ended June 30, 2023.

(b) Gross profit is calculated as net sales less the cost of materials sold.

(c) Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Net sales decreased $15.9 million, or 14.3%, to $95.6 million in the second quarter of 2023 from $111.5 million in the second quarter of 2022.  The decrease is a result of a 8.4% decrease in average selling prices and a 6.4% decrease in shipping volume during the second quarter of 2023 compared to the second quarter of 2022.  Net sales decreased $36.5 million, or 16.0%, to $192.3 million in the first six months of 2023 from $228.9 million in the first six months of 2022.  The decrease was a result of a 9.3% decrease in average selling prices and a 7.4% decrease in shipping volume during the first six months of 2023 compared to the first sixth months of 2022.

Cost of materials sold decreased $19.3 million, or 22.5%, to $66.2 million in the second quarter of 2023 from $85.3 million in the second quarter of 2022. Cost of materials sold decreased $39.2 million, or 22.8%, to $132.7 million in the first six months of 2023 from $171.9 million in the first six months of 2022. During the three and six months ended June 30, 2023 we recorded $1.0 million of LIFO income. We did not record any LIFO expense or income for the three and six months ended June 30, 2022. The decrease in cost of materials sold was due to the decreased industry metals pricing discussed above in Results of Operations.

As a percentage of net sales, gross profit (as defined in footnote (b) in the table above) increased to 30.8% in the second quarter of 2023 compared to 23.4% in the second quarter of 2022. As a percentage of net sales, the LIFO income recorded in the second quarter of 2023 increased gross profit by 1.0%. As a percentage of net sales, gross profit (as defined in footnote (b) in the table above) increased to 31.0% in the first six months of 2023 compared to 24.9% in the first six months of 2022. As a percentage of net sales, the LIFO income recorded in the first six months of 2023 increased gross profit by 0.5%.

Operating expenses in the second quarter of 2023 increased $1.3 million, or 6.9%, to $20.1 million from $18.8 million in the second quarter of 2022. Operating expenses increased to 21.0% of net sales in the second quarter of 2023 compared to 16.8% in the second quarter of 2022. Operating expenses in the first six months of 2023 increased $5.4 million, or 15.5%, to $40.5 million from $35.1 million in the first six months of 2022. Operating expenses increased to 21.1% of net sales in the first six months of 2023 compared to 15.3% in the first six months of 2022. The increase in operating expenses was primarily due to increased variable performance-based compensation, the year-over-year absence of the gain on the sale of the Milan, Illinois facility in the first quarter of 2022 and higher inflation-driven distribution expense.

Operating income in the second quarter 2023 totaled $9.4 million, or 9.8% of net sales, compared to $7.3 million, or 6.5% of net sales, in the second quarter of 2022. Operating income in the first six months of 2023 totaled $19.1 million, or 9.9% of net sales, compared to $21.9 million, or 9.7% of net sales, in the first six months of 2022.

Corporate expenses

Corporate expenses decreased $0.5 million, or 10.0%, to $5.0 million in the second quarter of 2023 from $5.5 million in the second quarter of 2022. Corporate expenses increased $1.3 million, or 11.4%, to $12.2 million in the first six months of 2023 from $10.9 million in the first six months of 2022. Corporate expense primarily increased due to the $2.6 of acquisition-related expenses partially offset by lower performance-based compensation.

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

Operating Activities

For the six months ended June 30, 2023, we generated $79.2 million of net cash from operations, of which $45.8 million was generated from operating activities and $33.4 million was generated from working capital.  For the six months ended June 30, 2022, we generated $47.7 million of net cash from operations, of which $94.2 million was generated from operating activities and $46.5 million was used for working capital.

Net cash from operating activities totaled $45.8 million during the first six months of 2023 and was mainly comprised of net income of $24.9 million, the non-cash depreciation and amortization addback of $13.0 million, decreases in other long-term assets of $3.7 million and changes in other long-term liabilities of $3.5 million.  Net cash from operating activities totaled $94.2 million during the first six months of 2022 and was mainly comprised of net income of $74.9 million, the non-cash depreciation and amortization addback of $10.2 million, changes in other long-term liabilities of $8.7 million and decreases in other long-term assets of $1.9 million.

Working capital at June 30, 2023, including amounts acquired from the January 3, 2023 acquisition of Metal-Fab, totaled $481.8 million, a $11.6 million decrease from December 31, 2022.  Exclusive of the $22.1 million working capital acquired from Metal-Fab, the decrease was primarily attributable to a $13.5 million decrease in accrued payroll and other accrued liabilities and a $2.9 million increase in prepaid expenses and other, offset by a $28.2 million decrease in inventories, a $2.4 million decrease in accounts receivable and a $19.1 million increase in accounts payable and outstanding checks.

Investing Activities

Net cash used for investing activities totaled $144.5 million during the six months ended June 30, 2023, compared to $6.7 million during the six months ended June 30, 2022. Net cash used for investing activities primarily consisted of the $129.5 million acquisition of Metal-Fab, inclusive of cash acquired of $1.7 million, $15.1 million in new capital expenditures offset by $0.1 million in proceeds from the disposition of property and equipment. Net cash used for investing activities totaled $6.7 million during the six months ended June 30, 2022, and primarily consisted of $10.0 million in new capital expenditures offset by $3.3 million in proceeds primarily from the sale of the Milan, Illinois facility.

The capital expenditures in the first six months of 2023 and 2022 were primarily attributable to additional processing equipment at our existing facilities.

Financing Activities

During the first six months of 2023, $68.3 million of cash was generated from financing activities, which primarily consisted of $72.6 million of net borrowings under our ABL Credit Facility, offset by $2.8 million of dividends paid, $1.1 million of credit facility fees and expenses related to the amended ABL Credit Facility and $0.5 million of principal payments under capital lease obligations.

Dividends paid were $2.8 million and $2.0 million for the six months ended June 30, 2023 and June 30, 2022, respectively. In August 2023, our Board of Directors approved a regular quarterly dividend of $0.125 per share, which will be paid on September 15, 2023 to shareholders of record as of September 1, 2023. Regular dividend distributions in the future are subject to the availability of cash, the $15.0 million annual limitation on cash dividends and common stock repurchases under our ABL Credit Facility and continuing determination by our Board of Directors that the payment of dividends remains in the best interest of our shareholders.

Stock Repurchase Program

In 2015, our Board of Directors authorized a stock repurchase program of up to 550,000 shares of our issued and outstanding common stock, which could include open market repurchases, negotiated block transactions, accelerated stock repurchases or open market solicitations for shares, all or some of which may be effected through Rule 10b5-1 plans. Repurchased shares will be held in our treasury, or canceled and retired as our Board of Directors may determine from time to time. Any repurchases of common stock are subject to the covenants contained in the ABL Credit Facility. Under the ABL Credit Facility, we may repurchase common stock and pay dividends up to $15.0 million in the aggregate during any trailing twelve months without restrictions. Purchases in excess of $15.0 million require us to (i) maintain availability in excess of 20% of the aggregate revolver commitments ($125.0 million at June 30, 2023) or (ii) to maintain availability equal to or greater than 15% of the aggregate revolver commitments ($93.8 million at June 30, 2023) and we must maintain a pro forma ratio of earnings before interest, taxes, depreciation and amortization, or EBITDA, minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00. The timing and amount of any repurchases under the stock repurchase program will depend upon several factors, including market and business conditions, and limitations under the ABL Credit Facility, and repurchases may be discontinued at any time. As of June 30, 2023, 360,212 shares remain authorized for repurchase under the program.

There were no shares repurchased during 2023 or 2022.

At- the-Market Equity Program

On September 3, 2021, we commenced an at-the-market, or ATM, equity program under our shelf registration statement, which allows us to sell and issue up to $50 million in shares of our common stock from time to time. We entered into an Equity Distribution Agreement on September 3, 2021 with KeyBanc Capital Markets Inc., or KeyBanc, relating to the issuance and sale of shares of common stock pursuant to the program. KeyBanc is not required to sell any specific amount of securities but will act as our sales agent using commercially reasonable efforts consistent with its normal trading and sales practices, on mutually agreed terms between KeyBanc and us. KeyBanc will be entitled to compensation for shares sold pursuant to the program of 2.0% of the gross proceeds of any shares of common stock sold under the Equity Distribution Agreement. No shares were sold under the ATM program during the three and six months ended June 30, 2023, or June 30, 2022.

Debt Arrangements

On January 3, 2023, we entered into the Sixth Amendment to Third Amended and Restated Loan and Security Agreement, which amended our existing ABL Credit Facility. The amendment increased the borrowing availability under the ABL Credit Facility by $150 million from $475 million to $625 million. The $625 million ABL Credit Facility consists of: (i) a revolving credit facility of up to $595 million, including a $20 million sub-limit for letters of credit, and (ii) a first in, last out revolving credit facility of up to $30 million. Under the terms of the ABL Credit Facility we may, subject to the satisfaction of certain conditions, request additional commitments under the revolving credit facility in the aggregate principal amount of up to $200 million to the extent that existing or new lenders agree to provide such additional commitments, and add real estate as collateral at our discretion. The ABL Credit Facility matures on June 16, 2026.

The ABL Credit Facility is collateralized by our accounts receivable, inventory, personal property and certain real estate. The ABL Credit Facility contains customary representations and warranties and certain covenants that limit our ability to, among other things: (i) incur or guarantee additional indebtedness; (ii) pay distributions on, redeem or repurchase capital stock or redeem or repurchase subordinated debt; (iii) make investments; (iv) sell assets; (v) enter into agreements that restrict distributions or other payments from restricted subsidiaries to us; (vi) incur liens securing indebtedness; (vii) consolidate, merge or transfer all or substantially all of their assets; and (viii) engage in transactions with affiliates. In addition, the ABL Credit Facility contains a financial covenant which requires if any commitments or obligations are outstanding and the our availability is less than the greater of $30 million or 10.0% of the aggregate amount of revolver commitments ($62.5 million at June 30, 2023) or 10.0% of the aggregate borrowing base ($58.6 million at June 30, 2023), then we must maintain a ratio of Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA) minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00 for the most recent twelve fiscal month period.

We have the option to borrow under its revolver based on the agent’s base rate plus a premium ranging from 0.00% to 0.25% or the Secured Overnight Financing Rate, or SOFR, plus a premium ranging from 1.25% to 2.75%.

On January 10, 2019, we entered into a five-year forward starting fixed rate interest rate hedge in order to eliminate the variability of cash interest payments on $75 million of the outstanding London Interbank Offered Rate, or LIBOR, based borrowings under the ABL Credit Facility. On January 3, 2023, we amended the interest rate hedge agreement to use SOFR as the reference rate and updated the fixed rate to 2.42% from 2.57%. Although we are exposed to credit loss in the event of nonperformance by the other party to the interest rate hedge agreement, we anticipate performance by the counterparty.

As of June 30, 2023, we were in compliance with its covenants and had approximately $343 million of availability under the ABL Credit Facility.

As of June 30, 2023, and December 31, 2022, $2.0 million and $1.2 million, respectively, of bank financing fees were included in “Prepaid expenses and other” and “Other long-term assets” on the accompanying Consolidated Balance Sheets. The financing fees are being amortized over the five-year term of the ABL Credit Facility and are included in “Interest and other expense on debt” on the accompanying Consolidated Statements of Comprehensive Income.

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

Approximately 51% of our consolidated net sales during the first six months of 2023 and 2022 were directly related to industrial machinery and equipment manufacturers and their fabricators.

Inflation generally affects us by increasing the cost of employee wages and benefits, transportation services, energy, borrowings under our credit facility, processing equipment, and purchased metals. Although general inflation, excluding increases in the price of metals and increased labor and distribution expense, has increased during the first half of 2023, it has not had a material effect on our financial results during the last three years, but may have a significant impact in future years.

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

Item 4. Controls and Procedures

The evaluation required by Rule 13a-15(e) of the Securities Exchange Act of 1934 (the Exchange Act) of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q has been carried out under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. These disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in reports that are filed with or submitted to the SEC is: (i) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2023, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during the second quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Items 1, 1A, 2, 3 and 4 of this Part II are either inapplicable or are answered in the negative and are omitted pursuant to the instructions to Part II.

Item 5. Other Information

During the quarter ended June 30, 2023, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

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

101

The following materials from Olympic Steel’s Quarterly Report on Form 10-Q for the period ended June 30, 2023, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Statements of Cash Flows, (iv) the Supplemental Disclosures of Cash Flow Information, (v) the Consolidated Statements of Shareholders’ Equity, (vi) Notes to Unaudited Consolidated Financial Statements and (vii) document and entity information.

104	Cover Pager Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLYMPIC STEEL, INC. (Registrant)

Date: August 4, 2023	By:	/s/ Richard T. Marabito
Richard T. Marabito
Chief Executive Officer

	By:	/s/ Richard A. Manson
Richard A. Manson
Chief Financial Officer
(Principal Financial and Accounting Officer)