Form 10-Q
period 2023-09-30
OLYMPIC STEEL INC
filed 2023-11-03
CIK 917470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding as of November 3, 2023
Common stock, without par value	11,132,542

Olympic Steel, Inc.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Olympic Steel, Inc.

Consolidated Balance Sheets

(in thousands)

	As of
	September 30, 2023	December 31, 2022
	(unaudited)
Assets
Cash and cash equivalents	$9,091	$12,189
Accounts receivable, net	227,847	219,789
Inventories, net (includes LIFO reserves of $17,301 and $20,301 as of September 30, 2023 and December 31, 2022, respectively)	392,354	416,931
Prepaid expenses and other	12,608	9,197
Total current assets	641,900	658,106
Property and equipment, at cost	466,499	429,810
Accumulated depreciation	(292,280)	(281,478)
Net property and equipment	174,219	148,332
Goodwill	43,690	10,496
Intangible assets, net	84,028	32,035
Other long-term assets	15,425	14,434
Right of use assets, net	33,544	28,224
Total assets	$992,806	$891,627

Liabilities
Accounts payable	$127,671	$101,446
Accrued payroll	29,617	40,334
Other accrued liabilities	22,069	16,824
Current portion of lease liabilities	7,015	6,098
Total current liabilities	186,372	164,702
Credit facility revolver	196,527	165,658
Other long-term liabilities	17,531	12,619
Deferred income taxes	15,869	10,025
Lease liabilities	27,186	22,655
Total liabilities	443,485	375,659
Shareholders' Equity
Preferred stock	-	-
Common stock	135,981	134,724
Accumulated other comprehensive income	461	1,311
Retained earnings	412,879	379,933
Total shareholders' equity	549,321	515,968
Total liabilities and shareholders' equity	$992,806	$891,627

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Consolidated Statements of Comprehensive Income

For the Three and Nine Months Ended September 30,

(in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
	(unaudited)

Net sales	$526,411	$634,437	$1,668,755	$2,039,946
Costs and expenses
Cost of materials sold (excludes items shown separately below)	414,480	527,466	1,308,988	1,643,119
Warehouse and processing	28,954	27,397	91,125	79,069
Administrative and general	26,181	26,929	91,047	88,520
Distribution	16,342	15,131	51,531	46,613
Selling	9,587	10,589	30,373	31,905
Occupancy	3,797	3,173	12,452	10,053
Depreciation	5,008	4,062	15,330	12,766
Amortization	1,177	604	3,529	1,828
Total costs and expenses	505,526	615,351	1,604,375	1,913,873
Operating income	20,885	19,086	64,380	126,073
Other loss, net	28	17	67	38
Income before interest and income taxes	20,857	19,069	64,313	126,035
Interest and other expense on debt	3,953	3,007	12,379	7,276
Income before income taxes	16,904	16,062	51,934	118,759
Income tax provision	4,674	4,016	14,813	31,787
Net income	$12,230	$12,046	$37,121	$86,972
Gain (loss) on cash flow hedge	(527)	2,291	(1,133)	4,336
Tax effect on cash flow hedge	132	(573)	283	(1,084)
Total comprehensive income	$11,835	$13,764	$36,271	$90,224

Earnings per share:
Net income per share - basic	$1.06	$1.04	$3.21	$7.53
Weighted average shares outstanding - basic	11,586	11,548	11,568	11,543
Net income per share - diluted	$1.06	$1.04	$3.21	$7.53
Weighted average shares outstanding - diluted	11,592	11,557	11,571	11,548

Dividends declared per share of common stock	$0.125	$0.090	$0.375	$0.270

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30,

(in thousands)

	2023	2022
	(unaudited)

Cash flows from (used for) operating activities:
Net income	$37,121	$86,972
Adjustments to reconcile net income to net cash from operating activities -
Depreciation and amortization	18,859	14,594
Amortization of deferred financing fees	523	342
Gain on disposition of property and equipment	(75)	(2,184)
Stock-based compensation	1,257	997
Other long-term assets	5,333	863
Other long-term liabilities	4,169	5,537
	67,187	107,121
Changes in working capital:
Accounts receivable	2,539	5,226
Inventories	41,813	(23,074)
Prepaid expenses and other	(3,989)	2,567
Accounts payable	22,188	14,830
Change in outstanding checks	518	3,602
Accrued payroll and other accrued liabilities	(9,257)	(11,972)
	53,812	(8,821)
Net cash from operating activities	120,999	98,300

Cash flows from (used for) investing activities:
Acquisition, net of cash acquired	(129,476)	-
Capital expenditures	(19,564)	(13,963)
Proceeds from disposition of property and equipment	129	3,293
Net cash used for investing activities	(148,911)	(10,670)

Cash flows from (used for) financing activities:
Credit facility revolver borrowings	552,666	575,336
Credit facility revolver repayments	(521,797)	(658,900)
Principal payment under finance lease obligation	(737)	(542)
Credit facility fees and expenses	(1,143)	(100)
Dividends paid on common stock	(4,175)	(3,004)
Net cash from (used for) financing activities	24,814	(87,210)

Cash and cash equivalents:
Net change	(3,098)	420
Beginning balance	12,189	9,812
Ending balance	$9,091	$10,232

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Supplemental Disclosures of Cash Flow Information

For the Nine Months Ended September 30,

(in thousands)

	2023	2022
	(unaudited)

Interest paid	$11,475	$6,896
Income taxes paid	$5,599	$23,283

The Company incurred $1.8 million of new financing lease obligations during the nine months ended September 30, 2023. The Company incurred a nominal amount of new financing lease obligations during the nine months ended September 30, 2022. These non-cash transactions have been excluded from the Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022.

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Consolidated Statements of Shareholders’ Equity

(in thousands)

(unaudited)

	For the Three Months Ended September 30, 2023
		Accumulated
		Other
	Common	Comprehensive	Retained	Total
	Stock	Income	Earnings	Equity

Balance at June 30, 2023	$135,566	$856	$402,041	$538,463
Net income	-	-	12,230	12,230
Payment of dividends on common stock	-	-	(1,392)	(1,392)
Stock-based compensation	415	-	-	415
Changes in fair value of hedges, net of tax	-	(395)	-	(395)
Balance at September 30, 2023	$135,981	$461	$412,879	$549,321

	For the Nine Months Ended September 30, 2023
		Accumulated
		Other
	Common	Comprehensive	Retained	Total
	Stock	Income	Earnings	Equity

Balance at December 31, 2022	$134,724	$1,311	$379,933	$515,968
Net income	-	-	37,121	37,121
Payment of dividends on common stock	-	-	(4,175)	(4,175)
Stock-based compensation	1,257	-	-	1,257
Changes in fair value of hedges, net of tax	-	(850)	-	(850)
Balance at September 30, 2023	$135,981	$461	$412,879	$549,321

	For the Three Months Ended September 30, 2022
		Accumulated
		Other
	Common	Comprehensive	Retained	Total
	Stock	Income	Earnings	Equity

Balance at June 30, 2022	$134,089	$(462)	$365,932	$499,559
Net income	-	-	12,046	12,046
Payment of dividends on common stock	-	-	(1,002)	(1,002)
Stock-based compensation	335	-	-	335
Changes in fair value of hedges, net of tax	-	1,718	-	1,718
Other	(1)	-	-	(1)
Balance at September 30, 2022	$134,423	$1,256	$376,976	$512,655

	For the Nine Months Ended September 30, 2022
		Accumulated
		Other
	Common	Comprehensive	Retained	Total
	Stock	Income	Earnings	Equity

Balance at December 31, 2021	$133,427	$(1,996)	$293,008	$424,439
Net income	-	-	86,972	86,972
Payment of dividends on common stock	-	-	(3,004)	(3,004)
Stock-based compensation	997	-	-	997
Changes in fair value of hedges, net of tax	-	3,252	-	3,252
Other	(1)	-	-	(1)
Balance at September 30, 2022	$134,423	$1,256	$376,976	$512,655

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Notes to Unaudited Consolidated Financial Statements

September 30, 2023

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

Through its tubular and pipe products segment, which consists of the Chicago Tube and Iron subsidiary (CTI), the Company distributes metal tubing, pipe, bar, valves and fittings and fabricates parts supplied to various industrial markets. CTI operates from seven locations in the Midwestern and southeastern United States. The tubular and pipe products segment distributes its products primarily through a direct sales force.  With the recent acquisition of Central Tube and Bar, Inc. (CTB) on October 2, 2023, the tubular and pipe products segment expanded its geographic reach and the acquisition's processing capabilities include fabricated tube and bar products, including round, square, rectangular and special shaped tubes.  Based on the acquisition date, CTB's operational results are not included in this Quarterly Report on Form 10-Q.

Corporate expenses are reported as a separate line item for segment reporting purposes. Corporate expenses include the unallocated expenses related to managing the entire Company (i.e., all three segments), including compensation for certain personnel, expenses related to being a publicly traded entity such as board of directors’ expenses, audit expenses, and various other professional fees.

Critical Accounting Policies

Employee Retention Credit

The Coronavirus Aid, Relief, and Economic Security (CARES) Act provided refundable employee retention credits, which could be used to offset payroll tax liabilities.  On March 11, 2021, President Biden signed the American Rescue Plan Act (ARPA).  The ARPA includes several provisions, such as measures that extend and expand the employee retention credit, previously enacted under the CARES Act, through December 31, 2021.

As there is no authoritative guidance under GAAP for accounting for grants to for-profit business entities, the Company accounts for the grant by analogy to International Accounting Standards 20, "Accounting for Government Grants and Disclosure of Government Assistance" (IAS 20).  During the three months ended September 30, 2023, the Company recorded an employee retention credit of approximately $4.0 million upon completion of an analysis that it met the conditions set forth in the CARES Act and it was reasonable assured that it will receive the employee retention credit.  The employee retention credit is recorded in "Warehouse and processing", "Administrative and general", "Distribution" and "Selling" expenses in the manner in which the qualified wages and related costs were classified.  The Company recorded income of $2.0 million, $1.2 million, $0.2 million and $0.6 million to reduce "Warehouse and processing", "Administrative and general", "Distribution" and "Selling" expenses, respectively, in the accompanying Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2023.  As of September 30, 2023, the employee retention credit receivable of $4.0 million is included in "Accounts receivable, net" in the accompanying Consolidated Balance Sheets.

Impact of Recently Issued Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”. The objective of this ASU is to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. In December 2022, FASB issued ASU No. 2022-06, “Deferral of the Sunset Date of Topic 848”, which amends and extends the sunset date to December 31, 2024. The new standard was applied beginning in the first quarter of 2023 as the Company adjusted their asset-based credit facility (ABL Credit Facility) and fixed interest rate hedge.  The application did not have a material impact on the Company’s Consolidated Financial Statements.

2.	Acquisitions:

On January 3, 2023, the Company acquired all the outstanding shares of capital stock of Metal-Fab for a cash purchase price of $131.2 million. Metal-Fab, headquartered in Wichita, Kansas, is a manufacturer of venting, micro air and clean air products for residential, commercial and industrial applications.

The Company paid total cash consideration of $131.2 million, consisting of a base purchase price of $131.0 million and a cash adjustment of $0.2 million. The acquisition was funded with borrowings under the Company’s ABL Credit Facility.  During 2023, the Company incurred $2.6 million of direct acquisition-related costs, which are included in “Administrative and general” in the Consolidated Statements of Comprehensive Income, and $2.1 million of non-recurring amortization of inventory step up to fair market value adjustments, which are included in “Costs of materials sold” in the Consolidated Statements of Comprehensive Income, for the nine months ended September 30, 2023.

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

In connection with the acquisition of Metal-Fab, the Company identified and valued certain intangible assets, including the Metal-Fab trade name, internally developed technology and know-how, restrictive covenants and customer relationships. The intangible assets were evaluated on the premise of highest and best use to a market participant, primarily utilizing the income approach valuation methodology. The trade name intangible asset was valued at $11.5 million, and the useful life was determined to be indefinite primarily due to their history and reputation in the marketplace, the Company’s expectation that the trade name will continue to be used, and the conclusion that there are currently no other factors identified that would limit their useful life. The internally developed technology and know-how intangible asset was valued at $5.3 million, and the useful life was determined to be 15 years. The non-compete agreements intangible asset was valued at $1.4 million, and the useful life was determined to be the length of the non-compete agreements, which range from two to five years. The customer relationships intangible asset was valued at $36.5 million, and the useful life was determined to be 26 years, based primarily on the consistent and predictable revenue source associated with the existing customer base, the present value of which extends through the 26 year amortization period.

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

	For the three months ended September 30, 2022

		Historical	Pro Forma	Pro Forma
	Historical OSI	Metal-Fab	Adjustments	Combined
(in thousands, except per share amounts)
Pro forma (unaudited):
Net sales	$634,437	$25,803	$184	$660,424
Net income (loss)	$12,046	$5,023	$(2,817)	$14,252

Basic earnings per share	$1.04	$0.43	$(0.24)	$1.23
Diluted earnings per share	$1.04	$0.43	$(0.24)	$1.23

	For the nine months ended September 30, 2022

		Historical	Pro Forma	Pro Forma
	Historical OSI	Metal-Fab	Adjustments	Combined
(in thousands, except per share amounts)
Pro forma (unaudited):
Net sales	$2,039,946	$72,605	$552	$2,113,103
Net income (loss)	$86,972	$12,868	$(10,035)	$89,805

Basic earnings per share	$7.53	$1.11	$(0.86)	$7.78
Diluted earnings per share	$7.53	$1.11	$(0.86)	$7.78

3.	Revenue Recognition:

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

	Disaggregated Revenue by Products Sold
	For the Three Months Ended September 30, 2023
	Specialty
	metals flat	Carbon flat	Tubular and
	products	products	pipe products	Total
Specialty	25.2%	-	-	25.2%
Hot Rolled	-	32.7%	-	32.7%
Tube	-	-	16.9%	16.9%
Plate	-	8.9%	-	8.9%
Coated	-	6.2%	-	6.2%
Cold Rolled	-	4.2%	-	4.2%
Other	-	5.9%	-	5.9%
Total	25.2%	57.9%	16.9%	100.0%

	Disaggregated Revenue by Products Sold
	For the Nine Months Ended September 30, 2023
	Specialty
	metals flat	Carbon flat	Tubular and
	products	products	pipe products	Total
Specialty	26.7%	-	-	26.7%
Hot Rolled	-	30.1%	-	30.1%
Tube	-	-	16.9%	16.9%
Plate	-	11.7%	-	11.7%
Coated	-	5.4%	-	5.4%
Cold Rolled	-	3.9%	-	3.9%
Other	-	5.3%	-	5.3%
Total	26.7%	56.4%	16.9%	100.0%

	Disaggregated Revenue by Products Sold
	For the Three Months Ended September 30, 2022
	Specialty
	metals flat	Carbon flat	Tubular and
	products	products	pipe products	Total
Specialty	29.7%	-	-	29.7%
Hot Rolled	-	28.0%	-	28.0%
Tube	-	-	17.3%	17.3%
Plate	-	13.7%	-	13.7%
Coated	-	4.6%	-	4.6%
Cold Rolled	-	4.5%	-	4.5%
Other	-	2.2%	-	2.2%
Total	29.7%	53.0%	17.3%	100.0%

	Disaggregated Revenue by Products Sold
	For the Nine Months Ended September 30, 2022
	Specialty
	metals flat	Carbon flat	Tubular and
	products	products	pipe products	Total
Specialty	30.1%	-	-	30.1%
Hot Rolled	-	29.7%	-	29.7%
Tube	-	-	16.6%	16.6%
Plate	-	13.2%	-	13.2%
Coated	-	4.6%	-	4.6%
Cold Rolled	-	4.8%	-	4.8%
Other	-	1.0%	-	1.0%
Total	30.1%	53.3%	16.6%	100.0%

4.	Accounts Receivable:

Accounts receivable are presented net of allowances for credit losses and unissued credits of $4.5 million and $4.3 million as of September 30, 2023 and December 31, 2022, respectively. The allowance for credit losses is maintained at a level considered appropriate based on historical experience, specific customer collection issues that have been identified, current market conditions and estimates for supportable forecasts when appropriate. Estimations are based upon a calculated percentage of accounts receivable, which remains fairly level from year to year, and judgments about the probable effects of economic conditions on certain customers, which can fluctuate significantly from year to year. The Company cannot guarantee that the rate of future credit losses will be similar to past experience. The Company considers all available information when assessing the adequacy of its allowance for credit losses and unissued credits.

5.	Inventories:

Inventories consisted of the following:

	Inventory as of
(in thousands)	September 30, 2023	December 31, 2022
Unprocessed	$294,972	$356,588
Processed and finished	97,382	60,343
Totals	$392,354	$416,931

The Company values certain of its tubular and pipe products inventory at the last-in, first-out (LIFO) method. At September 30, 2023 and December 31, 2022, approximately $38.6 million, or 9.8% of consolidated inventory, and $46.3 million, or 11.1% of consolidated inventory, respectively, was reported under the LIFO method of accounting. The cost of the remainder of the tubular and pipe products inventory is determined using a weighted average rolling first-in, first-out (FIFO) method.

During the three and nine months ended September 30, 2023, the Company recorded $2.0 million and $3.0 million of LIFO income, respectively. During the three and nine months ended September 30, 2022, the Company recorded $1.5 million of LIFO expense.

If the FIFO method had been in use, inventories would have been $17.3 million higher than reported at September 30, 2023 and $20.3 million higher than reported at December 31, 2022.

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

Goodwill, by reportable unit, was as follows as of September 30, 2023 and December 31, 2022, respectively. The goodwill is deductible for tax purposes.

	Specialty Metals	Carbon Flat
(in thousands)	Flat Products	Products	Total
Balance as of December 31, 2022	$9,431	$1,065	$10,496
Acquisitions	-	33,194	33,194
Impairments	-	-	-
Balance as of September 30, 2023	$9,431	$34,259	$43,690

Intangible assets, net, consisted of the following as of September 30, 2023 and December 31, 2022, respectively:

	As of September 30, 2023
	Gross Carrying	Accumulated	Intangible Assets,
(in thousands)	Amount	Amortization	Net
Customer relationships - subject to amortization	$59,059	$(14,313)	$44,746
Covenant not to compete - subject to amortization	1,949	(570)	1,379
Technology and know-how - subject to amortization	5,300	(265)	5,035
Trade name - not subject to amortization	32,868	-	32,868
	$99,176	$(15,148)	$84,028

	As of December 31, 2022
	Gross Carrying	Accumulated	Intangible Assets,
(in thousands)	Amount	Amortization	Net
Customer relationships - subject to amortization	$22,559	$(12,100)	$10,459
Covenant not to compete - subject to amortization	509	(301)	208
Trade name - not subject to amortization	21,368	-	21,368
	$44,436	$(12,401)	$32,035

The Company estimates that amortization expense for its intangible assets subject to amortization will be approximately $3.7 million per year for the next two years, $3.2 million the following year and then $2.7 million and $2.4 million, respectively, for the next two years after.

7.	Leases:

The components of lease expense were as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(in thousands)	2023	2022	2023	2022
Operating lease cost	$2,099	$1,898	$6,354	$5,484

Finance lease cost:
Amortization of right-of-use assets	$264	$180	$756	$549
Interest on lease liabilities	37	16	112	44
Total finance lease cost	$301	$196	$868	$593

Supplemental cash flow information related to leases was as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(in thousands)	2023	2022	2023	2022
Cash paid for lease liabilities:
Operating cash flows from operating leases	$2,079	$1,865	$6,267	$5,335
Operating cash flows from finance leases	37	16	112	44
Financing cash flows from finance leases	265	176	737	542
Total cash paid for lease liabilities	$2,381	$2,057	$7,116	$5,921

Supplemental balance sheet information related to leases was as follows:

	September 30,	December 31,
(in thousands)	2023	2022
Operating Leases
Operating lease	$53,648	$45,987
Operating lease accumulated amortization	(20,104)	(17,763)
Operating lease right-of-use asset, net	33,544	28,224

Operating lease current liabilities	7,015	6,098
Operating lease liabilities	27,186	22,655
Total operating lease liabilities	$34,201	$28,753

Finance Leases
Finance lease	5,165	3,144
Finance lease accumulated depreciation	(2,307)	(1,585)
Finance lease, net	2,858	1,559

Finance lease current liabilities	1,031	594
Finance lease liabilities	1,941	1,025
Total finance lease liabilities	$2,972	$1,619

Weighted Average Remaining Lease Term
Operating leases (in years)	7	6
Finance leases (in years)	4	3

Weighted Average Discount Rate
Operating leases	4.01%	3.41%
Finance leases	4.88%	3.56%

Maturities of lease liabilities were as follows:

	Operating	Finance
(in thousands)	Leases	Leases
Year Ending December 31,
2023	$2,120	$219
2024	8,021	1,117
2025	6,808	810
2026	5,890	518
2027	4,751	340
Thereafter	11,439	251
Total future minimum lease payments	$39,029	$3,255
Less remaining imputed interest	(4,828)	(283)
Total	$34,201	$2,972

8.	Debt:

The Company’s debt is comprised of the following components:

	As of
	September 30,	December 31,
(in thousands)	2023	2022
Asset-based revolving credit facility due June 16, 2026	$196,527	$165,658
Total debt	$196,527	$165,658

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

The ABL Credit Facility is collateralized by the Company’s accounts receivable, inventory, personal property and certain real estate. The ABL Credit Facility contains customary representations and warranties and certain covenants that limit the ability of the Company to, among other things: (i) incur or guarantee additional indebtedness; (ii) pay distributions on, redeem or repurchase capital stock or redeem or repurchase subordinated debt; (iii) make investments; (iv) sell assets; (v) enter into agreements that restrict distributions or other payments from restricted subsidiaries to the Company; (vi) incur liens securing indebtedness; (vii) consolidate, merge or transfer all or substantially all of the Company’s assets; and (viii) engage in transactions with affiliates. In addition, the ABL Credit Facility contains a financial covenant which requires if any commitments or obligations are outstanding and the Company’s availability is less than the greater of $30 million or 10.0% of the aggregate amount of revolver commitments ($62.5 million at September 30, 2023) or 10.0% of the aggregate borrowing base ($57.7 million at September 30, 2023), then the Company must maintain a ratio of Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA) minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00 for the most recent twelve fiscal month period.

As of September 30, 2023, the Company was in compliance with its covenants and had approximately $375 million of availability under the ABL Credit Facility.

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

As of September 30, 2023 and December 31, 2022, $1.8 million and $1.2 million, respectively, of bank financing fees were included in “Prepaid expenses and other” and “Other long-term assets” on the accompanying Consolidated Balance Sheets. The financing fees are being amortized over the five-year term of the ABL Credit Facility and are included in “Interest and other expense on debt” on the accompanying Consolidated Statements of Comprehensive Income.

9.	Derivative Instruments:

Metals swaps and embedded customer derivatives

During 2023 and 2022, the Company entered into nickel swaps indexed to the London Metal Exchange (LME) price of nickel with third-party brokers. The nickel swaps are accounted for as derivatives for accounting purposes. The Company entered into them to mitigate its customers’ risk of volatility in the price of metals. The outstanding nickel swaps mature in 2023 and 2024. The swaps are settled with the brokers at maturity. The economic benefit or loss arising from the changes in fair value of the swaps is contractually passed through to the customer. The primary risk associated with the metals swaps is the ability of customers or third-party brokers to honor their agreements with the Company related to derivative instruments. If the customer or third-party brokers are unable to honor their agreements, the Company’s risk of loss is the fair value of the metals swaps.

These derivatives have not been designated as hedging instruments. The periodic changes in fair value of the metals and embedded customer derivative instruments are included in “Cost of materials sold” in the Consolidated Statements of Comprehensive Income. The Company recognizes derivative positions with both the customer and the third party for the derivatives and classifies cash settlement amounts associated with them as part of “Cost of materials sold” in the Consolidated Statements of Comprehensive Income. The cumulative change in fair value of the metals swaps that had not yet settled as of September 30, 2023, are included in “Other accrued liabilities” and the embedded customer derivatives are included in “Accounts receivable, net” on the Consolidated Balance Sheets as of September 30, 2023.

Fixed rate interest rate hedge

On January 10, 2019, the Company entered into a five-year forward starting fixed rate interest rate hedge in order to eliminate the variability of cash interest payments on $75 million of the outstanding LIBOR based borrowings under the ABL Credit Facility. On January 3, 2023, the Company amended the interest rate hedge agreement to use SOFR as the reference rate and updated the fixed rate to 2.42% from 2.57%. The interest rate hedge is included in “Prepaid expenses and other” on the Consolidated Balance Sheets as of September 30, 2023. Although the Company is exposed to credit loss in the event of nonperformance by the other party to the interest rate hedge agreement, the Company anticipates performance by the counterparty.

The table below shows the total impact to the Company’s Consolidated Statements of Comprehensive Income through net income of the derivatives for the three and nine months ended September 30, 2023 and 2022, respectively.

	Net Gain (Loss) Recognized
	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(in thousands)	2023	2022	2023	2022
Fixed interest rate hedge	$543	$(77)	$1,347	$(871)
Metals swaps	(428)	(141)	(1,204)	577
Embedded customer derivatives	428	141	1,204	(577)
Total income (loss)	$543	$(77)	$1,347	$(871)

10.	Fair Value of Assets and Liabilities:

During the nine months ended September 30, 2023, there were no transfers of financial assets between Levels 1, 2 or 3 fair value measurements. There have been no changes in the methodologies used at September 30, 2023 since December 31, 2022.

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company:

	Value of Items Recorded at Fair Value
	As of September 30, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Metal Swaps	$-	$4,877	$-	$4,877
Embedded customer derivative	-	530	-	530
Fixed interest rate hedge	-	615	-	615
Total assets at fair value	$-	$6,022	$-	$6,022

Liabilities:
Metal Swaps	$-	$5,407	$-	$5,407
Total liabilities recorded at fair value	$-	$5,407	$-	$5,407

	Value of Items Recorded at Fair Value
	As of December 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Fixed interest rate hedge	$-	$1,748	$-	$1,748
Total assets at fair value	$-	$1,748	$-	$1,748

The value of the items not recorded at fair value represent the carrying value of the liabilities.

The carrying value of the ABL Credit Facility was $196.5 million and $165.7 million at September 30, 2023 and December 31, 2022, respectively.  Management believes that the ABL Credit Facility’s carrying value approximates its fair value due to the variable interest rate on the ABL Credit Facility.

11.	Accumulated Other Comprehensive Income:

On January 10, 2019, the Company entered into a five-year forward starting fixed rate interest rate hedge in order to eliminate the variability of cash interest payments on $75 million of the outstanding LIBOR based borrowings under the ABL Credit Facility. On January 3, 2023, the Company amended the interest rate hedge agreement to use SOFR as the reference rate and updated the fixed rate to 2.42% from 2.57%. The fair value of the interest rate hedge of $0.6 million, net of tax of $0.2 million is included in “Accumulated other comprehensive income” on the Consolidated Balance Sheets at September 30, 2023. The fair value of the interest rate hedge was $1.7 million, net of tax of $0.4 million at December 31, 2022.

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

On an annual basis, the compensation committee of the Company’s Board of Directors awards RSUs to each non-employee director as part of their annual compensation. The annual awards for 2023 and 2022 per director were $80,000. Subject to the terms of the Incentive Plan and the RSU agreement, the RSUs vest after one year of service (from the date of grant). The RSUs are not converted into shares of common stock until the director either resigns or is terminated from the Company's Board of Directors.

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

Stock-based compensation expense recognized on RSUs for the three and nine months ended September 30, 2023 and 2022, respectively, is summarized in the following table:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2023	2022	2023	2022
RSU expense before taxes	$415	$335	$1,257	$997
RSU expense after taxes	$300	$251	$898	$730

All pre-tax charges related to RSUs were included in the caption “Administrative and general” on the accompanying Consolidated Statements of Comprehensive Income.

The following table summarizes the activity related to RSUs for the nine months ended September 30, 2023 and 2022, respectively:

	As of September 30, 2023		As of September 30, 2022
	Number of	Weighted Average	Number of	Weighted Average
	Shares	Granted Price	Shares	Granted Price
Outstanding at December 31	617,518	$18.95	576,867	$18.40
Granted	49,768	36.63	35,558	26.72
Converted into shares	(2,610)	18.78	(5,841)	18.16
Forfeited	(2,573)	19.65	(6,271)	17.76
Outstanding at September 30	662,103	$20.28	600,313	$18.79
Vested at September 30	454,939	$19.71	424,598	$19.26

13.	Income Taxes:

For the three months ended September 30, 2023, the Company recorded an income tax provision of $4.7 million, or 27.7%, compared to an income tax provision of $4.0 million, or 25.0%, for the three months ended September 30, 2022. For the nine months ended September 30, 2023, the Company recorded an income tax provision of $14.8 million, or 28.5%, compared to an income tax provision of $31.8 million, or 26.8%, for the nine months ended September 30, 2022.

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

14.	Shares Outstanding and Earnings Per Share:

Earnings per share have been calculated based on the weighted average number of shares outstanding as set forth below:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2023	2022	2023	2022
Weighted average basic shares outstanding	11,586	11,548	11,568	11,543
Assumed exercise of stock options and issuance of stock awards	6	9	3	5
Weighted average diluted shares outstanding	11,592	11,557	11,571	11,548
Net income (loss)	$12,230	$12,046	$37,121	$86,972
Basic earnings per share	$1.06	$1.04	$3.21	$7.53
Diluted earnings per share	$1.06	$1.04	$3.21	$7.53
Unvested RSUs	207	176	207	176

15.	Stock Repurchase Program:

On October 2, 2015, the Company announced that its Board of Directors authorized a stock repurchase program of up to 550,000 shares of the Company’s issued and outstanding common stock, which could include open market repurchases, negotiated block transactions, accelerated stock repurchases or open market solicitations for shares, all or some of which may be effected through Rule 10b5-1 plans. Any of the repurchased shares are held in the Company’s treasury, or canceled and retired as the Board may determine from time to time. Any repurchases of common stock are subject to the covenants contained in the ABL Credit Facility. Under the ABL Credit Facility, the Company may repurchase common stock and pay dividends up to $15.0 million in the aggregate during any trailing twelve months without restrictions. Purchases of common stock or dividend payments in excess of $15.0 million in the aggregate require the Company to (i) maintain availability in excess of 20.0% of the aggregate revolver commitments ($125.0 million at September 30, 2023) or (ii) to maintain availability equal to or greater than 15.0% of the aggregate revolver commitments ($86.5 million at September 30, 2023) and the Company must maintain a pro-forma ratio of EBITDA minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00.

There were no shares repurchased during the three and nine months ended September 30, 2023 and 2022.  As of September 30, 2023, 360,212 shares remain authorized for repurchase under the program.

At-the-Market Equity Program

On September 3, 2021, the Company commenced an at-the-market (ATM) equity program under its shelf registration statement, which allows it to sell and issue up to $50 million in shares of its common stock from time to time. The Company entered into an Equity Distribution Agreement on September 3, 2021 with KeyBanc Capital Markets Inc. (KeyBanc) relating to the issuance and sale of shares of common stock pursuant to the program. KeyBanc is not required to sell any specific amount of securities but will act as the Company’s sales agent using commercially reasonable efforts consistent with its normal trading and sales practices, on mutually agreed terms between KeyBanc and the Company. KeyBanc will be entitled to compensation for shares sold pursuant to the program of 2.0% of the gross proceeds of any shares of common stock sold under the Equity Distribution Agreement. No shares were sold under the ATM program during the three and nine months ended September 30, 2023 and 2022.

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

The following table provides financial information by segment and reconciles the Company’s operating income by segment to the consolidated income before income taxes for the three and nine months ended September 30, 2023 and 2022, respectively.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands)	2023	2022	2023	2022
Net sales
Specialty metals flat products	$132,763	$188,301	$446,327	$614,744
Carbon flat products	304,478	336,259	940,925	1,086,473
Tubular and pipe products	89,170	109,877	281,503	338,729
Total net sales	$526,411	$634,437	$1,668,755	$2,039,946

Depreciation and amortization
Specialty metals flat products	$871	$1,024	$2,878	$3,037
Carbon flat products	3,568	2,513	10,891	7,885
Tubular and pipe products	1,729	1,112	5,038	3,620
Corporate	17	17	52	52
Total depreciation and amortization	$6,185	$4,666	$18,859	$14,594

Operating income
Specialty metals flat products	$4,668	$15,072	$20,606	$85,629
Carbon flat products	9,949	1,732	30,590	27,225
Tubular and pipe products	10,033	7,095	29,145	28,977
Corporate expenses	(3,765)	(4,813)	(15,961)	(15,758)
Total operating income	$20,885	$19,086	$64,380	$126,073
Other loss, net	28	17	67	38
Income before interest and income taxes	20,857	19,069	64,313	126,035
Interest and other expense on debt	3,953	3,007	12,379	7,276
Income before income taxes	$16,904	$16,062	$51,934	$118,759

	For the Nine Months Ended
	September 30,
(in thousands)	2023	2022
Capital expenditures
Flat products segments	$12,711	$11,063
Tubular and pipe products	6,593	2,900
Corporate	260	-
Total capital expenditures	$19,564	$13,963

	As of
	September 30,	December 31,
(in thousands)	2023	2022
Assets
Flat products segments	$708,766	$631,607
Tubular and pipe products	282,300	258,412
Corporate	1,740	1,608
Total assets	$992,806	$891,627

There were no material revenue transactions between the specialty metals products, carbon flat products and tubular and pipe products segments.

The Company sells certain products internationally, primarily in Canada and Mexico. International sales are immaterial to the consolidated financial results and to the individual segments’ results.

17.	Subsequent Events:

On October 2, 2023, the Company purchased CTB for cash of $37.8 million.  CTB, headquartered in Conway, Arkansas, services the transportation, agricultural, commercial furniture and data center construction industries with fabricated tube and bar products, including round, square, rectangular and special shaped tubes, and offers a range of value-added fabrication services, including contract manufacturing, tube laser cutting, tube bending, robotic welding, flat laser burning and brake press forming.  The acquisition will be accounted for as a business combination and the assets and liabilities valued at fair market value.  CTB's results will be included in the Company's tubular and pipe products segment from the acquisition date.

In connection with the CTB acquisition, the Company entered into a Seventh Amendment to Third Amended and Restated Loan and Security Agreement.  The amendment allows the Company to include the eligible assets of CTB in its borrowing base.

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
●

risks associated with the invasion of Ukraine, including economic sanctions, and the conflicts in the Middle East, or additional war, military conflict, or hostilities could adversely affect global metals supply and pricing;

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

●

our ability to successfully integrate recent acquisitions, including Central Tube and Bar, Inc., or CTB, into our business and risks inherent with the acquisitions in the achievement of expected results, including whether the acquisition will be accretive and within the expected timeframe;

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

Overview

We are a leading metals service center that operates in three reportable segments: specialty metals flat products, carbon flat products, and tubular and pipe products.  We provide metals processing and distribution services for a wide range of customers.  Our specialty metals flat products segment’s focus is on the direct sale and distribution of processed stainless and aluminum flat-rolled sheet and coil products, flat bar products and fabricated parts.  Through recent acquisitions, our specialty metals flat products segment expanded its geographic footprint and enhanced its product offerings in stainless steel and aluminum plate, sheet, angles, rounds, flat bar, tubing and pipe and prime tin mill products.  Shaw Stainless & Alloy, Inc., or Shaw, manufactures and distributes stainless steel bollards and water treatment systems. Action Stainless & Alloys, Inc., or Action Stainless, offers a range of processing capabilities, including plasma, laser and waterjet cutting and computer numerical control, or CNC, machining.  Our carbon flat products segment’s focus is on the direct sale and distribution of large volumes of processed carbon and coated flat-rolled sheet, coil and plate products and fabricated parts. Through acquisitions, our carbon flat products segment expanded its product offerings to include self-dumping metal hoppers and steel and stainless-steel dump inserts for pickup truck and service truck beds.  Through the acquisition of Metal-Fab, Inc., or Metal-Fab, on January 3, 2023, our carbon flat products segment expanded its product offerings to include venting, micro air and clean air products for residential, commercial and industrial applications.  In addition, our tubular and pipe segment distributes metal tubing, pipe, bar, valves and fittings and fabricate parts supplied to various industrial markets.  Through the acquisition of CTB on October 2, 2023, our tubular and pipe products segment expanded its geographic reach and the acquisition's processing capabilities include fabricated tube and bar products, including round, square, rectangular and special shaped tubes.  Products that require more value-added processing generally have a higher gross profit.  Accordingly, our overall gross profit is affected by, among other things, product mix, the amount of processing performed, the demand for and availability of metals, and volatility in selling prices and material purchase costs.  We also perform toll processing of customer-owned metals. We sell certain products internationally, primarily in Canada and Mexico.  International sales are immaterial to our consolidated financial results and to the individual segments’ results.

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

At September 30, 2023, we employed approximately 2,017 people.  Approximately 239 of the hourly plant personnel at the facilities listed below are represented by seven separate collective bargaining units.  The table below shows the expiration dates of the collective bargaining agreements.

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

Carbon flat products

The primary focus of our carbon flat products segment is on the direct sale and distribution of large volumes of processed carbon and coated flat-rolled sheet, coil and plate products and fabricated parts. Through prior acquisitions, our carbon flat products segment expanded its product offerings to include self-dumping metal hoppers, steel and stainless-steel dump inserts for pickup truck and service truck beds. Through the acquisition of Metal-Fab on January 3, 2023, the carbon flat products segment further expanded its product offerings to include venting, micro air and clean air products for residential, commercial and industrial applications. These new product offerings generate higher gross profit as a percentage of sales when compared to traditional carbon service center business.

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

Tubular and pipe products

Through our tubular and pipe products segment, which consists of the Chicago Tube and Iron subsidiary, or CTI, we distribute metal tubing, pipe, bar, valve and fittings and fabricate parts supplied to various industrial markets.  CTI operates from seven locations in the Midwestern and Southeastern United States.  The tubular and pipe products segment distributes its products primarily through a direct sales force.  Through the acquisition of CTB on October 2, 2023, our tubular and pipe products segment expanded its geographic reach and the acquisition's processing capabilities include fabricated tube and bar products, including round, square, rectangular and special shaped tubes.

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

Results of Operations

Our results of operations are impacted by the market price of metals.  Metals prices fluctuate significantly and changes to our net sales, cost of materials sold, gross profit, cost of inventory and profitability, are all impacted by industry metals pricing.  Index pricing on carbon steel decreased during the third quarter of 2023 by $212 per ton, or 24.1%, and negligibly increased during the first nine months of 2023 by $2 per ton, compared to the same periods in 2022.  Metals prices in our specialty metals flat-product segment decreased during the three and nine months ended September 30, 2023, primarily due decreased metal surcharges, when compared to the same periods in 2022. The average price of stainless surcharges decreased 14.5% during the first nine months of 2023 compared to the first nine months of 2022.  Our average selling prices and average cost of materials sold were lower in the third quarter and the first nine months of 2023 than during the same periods of 2022, primarily due to the market price decline in metals in 2023 when compared to the elevated pricing environment experienced in 2022.

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

Consolidated Operations

The following table presents consolidated operating results for the periods indicated (dollars are shown in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2023		2022		2023		2022
		% of net		% of net		% of net		% of net
	$	sales	$	sales	$	sales	$	sales
Net sales	$526,411	100.0	$634,437	100.0	$1,668,755	100.0	$2,039,946	100.0
Cost of materials sold (a)	414,480	78.7	527,466	83.1	1,308,988	78.4	1,643,119	80.5
Gross profit (b)	111,931	21.3	106,971	16.9	359,767	21.6	396,827	19.5
Operating expenses (c)	91,046	17.3	87,885	13.9	295,387	17.7	270,754	13.3
Operating income	20,885	4.0	19,086	3.0	64,380	3.9	126,073	6.2
Other loss, net	28	0.0	17	0.0	67	0.0	38	0.0
Interest and other expense on debt	3,953	0.8	3,007	0.5	12,379	0.7	7,276	0.4
Income before income taxes	16,904	3.2	16,062	2.5	51,934	3.1	118,759	5.8
Income taxes	4,674	0.9	4,016	0.6	14,813	0.9	31,787	1.6
Net income	$12,230	2.3	$12,046	1.9	$37,121	2.2	$86,972	4.3

(a) Includes $2,000 and $3,000, respectively, of LIFO income for the three and nine months ended September 30, 2023.  Includes $1,500 of LIFO expense for the three and nine months ended September 30, 2022.

(b) Gross profit is calculated as net sales less the cost of materials sold.

(c) Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Net sales decreased $108 million, or 17.0%, to $526.4 million in the third quarter of 2023 from $634.4 million in the third quarter of 2022. Specialty metals flat products net sales were 25.2% of total net sales in the third quarter of 2023 compared to 29.7% of total net sales in the third quarter of 2022. Carbon flat products net sales were 57.8% of total net sales in the third quarter of 2023 compared to 53.0% of total net sales in the third quarter of 2022. Tubular and pipe products net sales were 16.9% of total net sales in the third quarter of 2023 compared to 17.3% of total net sales in the third quarter of 2022. The decrease in net sales was due to a consolidated 16.2% decrease in average selling prices during the third quarter of 2023 compared to the third quarter of 2022 and a 1.0% decrease in sales volume, partially offset by the addition of Metal-Fab in 2023.

Net sales decreased $371 million, or 18.2%, to $1.7 billion in the first nine months of 2023 from $2.0 billion in the first nine months of 2022. Specialty metals flat products net sales were 26.7% of total net sales in the first nine months of 2023 compared to 30.1% of total net sales in the first nine months of 2022. Carbon flat products net sales were 56.4% of total net sales in the first nine months of 2023 compared to 53.3% of total net sales in the first nine months of 2022. Tubular and pipe products net sales were 16.9% of total net sales in the first nine months of 2023 compared to 16.6% of total net sales in the first nine months of 2022. The decrease in net sales was due to a consolidated 18.8% decrease in average selling prices during the first nine months of 2023 compared to the first nine months of 2022, partially offset by a 0.7% increase in sales volume and the addition of Metal-Fab in 2023.

Cost of materials sold decreased $113 million, or 21.4%, to $414.5 million in the third quarter of 2023 from $527.5 million in the third quarter of 2022.  Cost of materials sold decreased $334 million, or 20.3%, to $1.3 billion in the first nine months of 2023 from $1.6 billion in the first nine months of 2022.  The decrease in cost of materials sold in the third quarter and first nine months of 2023 is related to the decreased metals pricing discussed above in Results of Operations.

As a percentage of net sales, gross profit (as defined in footnote (b) in the table above) increased to 21.3% in the third quarter of 2023 from 16.9% in the third quarter of 2022.  As a percentage of net sales, gross profit (as defined in footnote (b) in the table above) increased to 21.6% in the first nine months of 2023 from 19.5% in the first nine months of 2022.  The increase in the gross profit as a percentage of net sales is due to the average cost of inventory decreasing more than the average selling prices and additional gross profit generated from the Metal-Fab acquisition.

Operating expenses in the third quarter of 2023 increased $3.2 million, or 3.6%, to $91.0 million from $87.9 million in the third quarter of 2022. As a percentage of net sales, operating expenses increased to 17.3% for the third quarter of 2023 from 13.9% in the third quarter of 2022. Operating expenses in the specialty metals flat products segment decreased $6.2 million, operating expenses in the carbon flat products segment increased $11.0 million, operating expenses in the tubular and pipe products segment decreased $1.0 million and Corporate expenses decreased $1.0 million in the third quarter of 2023 compared to the third quarter of 2022. The increase in operating expenses was primarily attributable to the inclusion of Metal-Fab operating expenses partially offset by lower variable performance-based compensation and employee retention credits, or ERCs, provided through The Coronavirus Aid, Relief and Economic Security, or CARES, Act.

Operating expenses in the first nine months of 2023 increased $24.6 million, or 9.1%, to $295.4 million from $270.8 million in the first nine months of 2022. As a percentage of net sales, operating expenses increased to 17.7% in the first nine months of 2023 from 13.3% in the first nine months of 2022. Operating expenses in the specialty metals flat products segment decreased $19.4 million, operating expenses in the carbon flat products segment increased $38.9 million, operating expenses in the tubular and pipe products segment increased $4.9 million and Corporate expenses increased $0.2 million in the first nine months of 2023 compared to the first nine months of 2022. The increase in operating expenses was primarily attributable to the inclusion of Metal-Fab operating expenses, acquisition-related expenses and the year-over-year absence of the gain on the sale of the Milan, Illinois facility in the first quarter of 2022 partially offset by lower performance-based incentive compensation and ERCs provided through the CARES Act.

Interest and other expense on debt totaled $4.0 million, or 0.8% of net sales, in the third quarter of 2023 compared to $3.0 million, or 0.5% of net sales, in the third quarter of 2022. Interest and other expense on debt totaled $12.4 million, or 0.7% of net sales, in the first nine months of 2023 compared to $7.3 million, or 0.4% of net sales, in the first nine months of 2022. The increase was due to a higher effective borrowing rate partially offset by lower average borrowings in the first nine months of 2023 compared to the first nine months of 2022. Our effective borrowing rate, exclusive of deferred financing fees and commitment fees, was 5.9% for the first nine months of 2023 compared to 2.9% for the first nine months of 2022.

In the third quarter of 2023, income before income taxes totaled $16.9 million compared to income before income taxes of $16.1 million in the third quarter of 2022. In the first nine months of 2023, income before income taxes totaled $51.9 million compared to income before income taxes of $118.8 million in the first nine months of 2022.

An income tax provision of 27.7% was recorded for the third quarter of 2023, compared to an income tax provision of 25.0% for the third quarter of 2022.  An income tax provision of 28.5% was recorded for the first nine months of 2023, compared to an income tax provision of 26.8% for the first nine months of 2022.  Our tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items that are considered in the relevant period.  Each quarter, we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment.

Net income for the third quarter of 2023 totaled $12.2 million, or $1.06 per basic share and diluted share, compared to net income of $12.0 million, or $1.04 per basic and diluted share, for the third quarter of 2022. Net income for the first nine months of 2023 totaled $37.1 million, or $3.21 per basic share and diluted share, compared to net income of $87.0 million, or $7.53 per basic and diluted share, for the first nine months of 2022.

Segment Operations

Specialty metals flat products

The following table presents selected operating results for our specialty metals flat products segment for the periods indicated (dollars are shown in thousands, except for per ton information):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2023		2022		2023		2022
		% of net		% of net		% of net		% of net
		sales		sales		sales		sales
Direct tons sold	27,160		31,877		86,803		106,050
Toll tons sold	776		2,312		2,360		4,969
Total tons sold	27,936		34,189		89,163		111,019

Net sales	$132,763	100.0	$188,301	100.0	$446,327	100.0	$614,744	100.0
Average selling price per ton	4,752		5,508		5,006		5,537
Cost of materials sold	111,622	84.1	150,546	79.9	371,935	83.3	455,977	74.2
Gross profit (a)	21,141	15.9	37,755	20.1	74,392	16.7	158,767	25.8
Operating expenses (b)	16,473	12.4	22,683	12.0	53,786	12.1	73,138	11.9
Operating income	$4,668	3.5	$15,072	8.0	$20,606	4.6	$85,629	13.9

(a) Gross profit is calculated as net sales less the cost of materials sold.

(b) Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Tons sold by our specialty metals flat products segment decreased 18.3% to 28 thousand in the third quarter of 2023 from 34 thousand in the third quarter of 2022.  Tons sold by our specialty metals flat products segment decreased 19.7% to 89 thousand in the first nine months of 2023 from 111 thousand in the first nine months of 2022.  The decrease in tons sold was primarily due to an overall market decrease in the demand for stainless steel as domestic stainless steel mills ended their allocation programs during the second half of 2022 into the beginning of 2023.

Net sales in our specialty metals flat products segment decreased $55.5 million, or 29.5%, to $132.8 million in the third quarter of 2023 from $188.3 million in the third quarter of 2022. The decrease in sales was due to a 13.7% decrease in average selling prices and an 18.3% decrease in sales volume during the third quarter of 2023 compared to the third quarter of 2022. Average selling prices in the third quarter of 2023 were $4,752 per ton, compared with $5,508 per ton in the third quarter of 2022, and $5,120 per ton in the second quarter of 2023.

Net sales in our specialty metals flat products segment decreased $168.4 million, or 27.4%, to $446.3 million in the first nine months of 2023 from $614.7 million in the first nine months of 2022. The decrease in sales was due to a 9.6% decrease in average selling prices and a 19.7% decrease in sales volume during the first nine months of 2023 compared to the first nine months of 2022. Average selling prices in the first nine months of 2023 were $5,006 per ton, compared with $5,537 per ton in the first nine months of 2022.

Cost of materials sold in our specialty metals flat products segment decreased $38.9 million, or 25.9%, to $111.6 million in the third quarter of 2023 from $150.5 million in the third quarter of 2022. Cost of materials sold in our specialty metals flat products segment decreased $84.0 million, or 18.4%, to $371.9 million in the first nine months of 2023 from $456.0 million in the first nine months of 2022. The decrease in cost of materials sold was due to the decreased industry metals pricing discussed above in Results of Operations and decreased sales volume.

As a percentage of net sales, gross profit (as defined in footnote (a) in the table above) decreased to 15.9% in the third quarter of 2023 from 20.1% in the third quarter of 2022. As a percentage of net sales, gross profit (as defined in footnote (a) in the table above) decreased to 16.7% in the first nine months of 2023 from 25.8% in the first nine months of 2022. The decrease in the gross profit as a percentage of net sales was due to the impact of the decreased average selling prices discussed above in Results of Operations.

Operating expenses decreased $6.2 million, or 27.4%, to $16.5 million in the third quarter of 2022 from $22.7 million in the third quarter of 2022.  As a percentage of net sales, operating expenses increased to 12.4% in the third quarter of 2023 compared to 12.0% in the third quarter of 2022.  Operating expenses decreased $19.4 million, or 26.5%, to $53.8 million in the first nine months of 2023 from $73.1 million in the first nine months of 2022.  As a percentage of net sales, operating expenses increased to 12.1% in the first nine months of 2023 compared to 11.9% in the first nine months of 2022.   The decrease in operating expenses was primarily attributable to decreased variable performance-based incentive compensation and decreased variable operating expenses due to decreased sales volume.

Operating income in the third quarter of 2023 totaled $4.7 million, or 3.5% of net sales, compared to $15.1 million, or 8.0% of net sales, in the third quarter of 2022. Operating income in the first nine months of 2023 totaled $20.6 million, or 4.6% of net sales, compared to $85.6 million, or 13.9% of net sales, in the first nine months of 2022.

Carbon flat products

The following table presents selected operating results for our carbon flat products segment for the periods indicated (dollars are shown in thousands, except for per ton information):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2023		2022		2023		2022
		% of net		% of net		% of net		% of net
		sales		sales		sales		sales
Direct tons sold	198,767		196,282		625,332		598,803
Toll tons sold	8,378		6,840		26,426		21,006
Total tons sold	207,145		203,122		651,758		619,809

Net sales	$304,478	100.0	$336,259	100.0	$940,925	100.0	$1,086,473	100.0
Average selling price per ton	1,470		1,655		1,444		1,753
Cost of materials sold	242,532	79.7	293,498	87.3	744,040	79.1	931,844	85.8
Gross profit (a)	61,946	20.3	42,761	12.7	196,885	20.9	154,629	14.2
Operating expenses (b)	51,997	17.1	41,029	12.2	166,295	17.7	127,404	11.7
Operating income	$9,949	3.3	$1,732	0.5	$30,590	3.3	$27,225	2.5

(a) Gross profit is calculated as net sales less the cost of materials sold.

(b) Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Tons sold by our carbon flat products segment increased 2.0% to 207 thousand in the third quarter of 2023 from 203 thousand in the third quarter of 2022. Tons sold by our carbon flat products segment increased 5.2% to 652 thousand in the first nine months of 2023 from 620 thousand in the first nine months of 2022.

Net sales in our carbon flat products segment decreased $31.8 million, or 9.5%, to $304.5 million in the third quarter of 2023 from $336.3 million in the third quarter of 2022. The decrease in sales was attributable to a 11.2% decrease in average selling prices in the third quarter of 2023 compared to the third quarter of 2022, partially offset by a 2.0% increase in tons sold and an increase in sales generated from the Metal-Fab acquisition, which does not report tons sold. Average selling prices in the third quarter of 2023 decreased to $1,470 per ton, compared with $1,655 per ton in the third quarter of 2022 and $1,444 per ton in the second quarter of 2023.

Net sales in our carbon flat products segment decreased $145.5 million, or 13.4%, to $940.9 million in the first nine months of 2023 from $1.1 billion in the first nine months of 2022.  The decrease in sales was attributable to a 17.6% decrease in average selling prices in the first nine months of 2023 compared to the first nine months of 2022, offset by a 5.2% increase in tons sold and an increase in sales generated from the Metal-Fab acquisition, which does not report tons sold.  Average selling prices in the first nine months of 2023 decreased to $1,444 per ton, compared with $1,753 per ton in the first nine months of 2022.

Cost of materials sold decreased $51.0 million, or 17.4%, to $242.5 million in the third quarter of 2023 from $293.5 million in the third quarter of 2022. Cost of materials sold decreased $187.8 million, or 20.2%, to $744.0 million in the first nine months of 2023 from $931.8 million in the first nine months of 2022. The decrease was due to the decreased market price for metals discussed above in Results of Operations partially offset by an increase in sales volume and an increase in the cost of material sold from the Metal-Fab acquisition. In addition, we recorded $2.1 million of non-recurring amortization expense of inventory step up to fair market value adjustments made as part of the Purchase Price Allocation for the January 3, 2023 acquisition of Metal-Fab.

As a percentage of net sales, gross profit (as defined in footnote (a) in the table above) increased to 20.3% in the third quarter of 2023 compared to 12.7% in the third quarter of 2022. As a percentage of net sales, gross profit (as defined in footnote (a) in the table above) increased to 20.9% in the first nine months of 2023 compared to 14.2% in the first nine months of 2022. The increase in the gross profit as a percentage of net sales was due to average cost of inventory decreasing more than the average selling prices and additional gross profit generated from the Metal-Fab acquisition.

Operating expenses in the third quarter of 2023 increased $11.0 million, or 26.7%, to $52.0 million from $41.0 million in the third quarter of 2022.  Operating expenses increased to 17.1% of net sales in the third quarter of 2023 compared to 12.2% in the third quarter of 2022.  Operating expenses in the first nine months of 2023 increased $38.9 million, or 30.5%, to $166.3 million from $127.4 million in the first nine months of 2022.  Operating expenses increased to 17.7% of net sales in the first nine months of 2023 compared to 11.7% in the first nine months of 2022.  The year-over-year increase in operating expenses was primarily attributable to the inclusion of Metal-Fab operating expenses partially offset by lower variable performance-based compensation and ERCs provided through the CARES Act.

Operating income in the third quarter of 2023 totaled $9.9 million, or 3.3% of net sales, compared to operating income of $1.7 million, or 0.5% of net sales, in the third quarter of 2022. Operating income in the first nine months of 2023 totaled $30.6 million, or 3.3% of net sales, compared to operating income of $27.2 million, or 2.5% of net sales, in the first nine months of 2022.

Tubular and pipe products

The following table presents selected operating results for our tubular and pipe products segment for the periods indicated (dollars are shown in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2023		2022		2023		2022
		% of net		% of net		% of net		% of net
	$	sales	$	sales	$	sales	$	sales
Net sales	$89,170	100.0	$109,877	100.0	$281,503	100.0	$338,729	100.0
Cost of materials sold (a)	60,326	67.7	83,422	75.9	193,013	68.6	255,298	75.4
Gross profit (b)	28,844	32.3	26,455	24.1	88,490	31.4	83,431	24.6
Operating expenses (c)	18,811	21.1	19,360	17.6	59,345	21.1	54,454	16.1
Operating income	$10,033	11.3	$7,095	6.5	$29,145	10.4	$28,977	8.6

(a) Includes $2,000 and $3,000, respectively, of LIFO income for the three and nine months ended September 30, 2023.  Includes $1,500 of LIFO expense for the three and nine months ended September 30, 2022.

(b) Gross profit is calculated as net sales less the cost of materials sold.

(c) Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Net sales decreased $20.7 million, or 18.8%, to $89.2 million in the third quarter of 2023 from $109.9 million in the third quarter of 2022.  The decrease is a result of a 17.4% decrease in average selling prices and a 1.7% decrease in shipping volume during the third quarter of 2023 compared to the third quarter of 2022.  Net sales decreased $57.2 million, or 16.9%, to $281.5 million in the first nine months of 2023 from $338.7 million in the first nine months of 2022.  The decrease was a result of a 12.0% decrease in average selling prices and a 5.6% decrease in shipping volume during the first nine months of 2023 compared to the first nine months of 2022.

Cost of materials sold decreased $23.1 million, or 27.7%, to $60.3 million in the third quarter of 2023 from $83.4 million in the third quarter of 2022. Cost of materials sold decreased $62.3 million, or 24.4%, to $193.0 million in the first nine months of 2023 from $255.3 million in the first nine months of 2022. During the three and nine months ended September 30, 2023, we recorded $2.0 and $3.0 million, respectively, of LIFO income. We recorded $1.5 million of LIFO expense for the three and nine months ended September 30, 2022. The decrease in cost of materials sold was due to the decreased industry metals pricing discussed above in Results of Operations.

As a percentage of net sales, gross profit (as defined in footnote (b) in the table above) increased to 32.3% in the third quarter of 2023 compared to 24.1% in the third quarter of 2022.  As a percentage of net sales, the LIFO income recorded in the third quarter of 2023 increased gross profit by 2.2% and the LIFO expense recorded in the third quarter of 2022 reduced gross profit by 1.4%. As a percentage of net sales, gross profit (as defined in footnote (b) in the table above) increased to 31.4% in the first nine months of 2023 compared to 24.6% in the first nine months of 2022. As a percentage of net sales, the LIFO income recorded in the first nine months of 2023 increased gross profit by 1.1% and the LIFO expense recorded in the first nine months of 2022 reduced gross profit by 0.4%.

Operating expenses in the third quarter of 2023 decreased $0.5 million, or 2.8%, to $18.8 million from $19.4 million in the third quarter of 2022. Operating expenses increased to 21.1% of net sales in the third quarter of 2023 compared to 17.6% in the third quarter of 2022. Operating expenses in the first nine months of 2023 increased $4.9 million, or 9.0%, to $59.3 million from $54.5 million in the first nine months of 2022. Operating expenses increased to 21.1% of net sales in the first nine months of 2023 compared to 16.1% in the first nine months of 2022. The increase in operating expenses was primarily due to increased variable performance-based compensation, the year-over-year absence of the gain on the sale of the Milan, Illinois facility in the first quarter of 2022 and higher inflation-driven distribution expense.

Operating income in the third quarter 2023 totaled $10.0 million, or 11.3% of net sales, compared to $7.1 million, or 6.5% of net sales, in the third quarter of 2022. Operating income in the first nine months of 2023 totaled $29.1 million, or 10.4% of net sales, compared to $29.0 million, or 8.6% of net sales, in the first nine months of 2022.

Corporate expenses

Corporate expenses decreased $1.0 million, or 21.8%, to $3.8 million in the third quarter of 2023 from $4.8 million in the third quarter of 2022. Corporate expenses increased $0.2 million, or 1.3%, to $16.0 million in the first nine months of 2023 from $15.8 million in the first nine months of 2022. Corporate expense primarily increased due to the $2.6 of acquisition-related expenses partially offset by lower performance-based compensation and ERCs provided through the CARES Act.

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

Operating Activities

For the nine months ended September 30, 2023, we generated $121.0 million of net cash from operations, of which $67.2 million was generated from operating activities and $53.8 million was generated from working capital.  For the nine months ended September 30, 2022, we generated $98.3 million of net cash from operations, of which $107.1 million was generated from operating activities and $8.8 million was used for working capital.

Net cash from operating activities totaled $67.2 million during the first nine months of 2023 and was mainly comprised of net income of $37.1 million, the non-cash depreciation and amortization addback of $18.9 million, changes in other long-term assets of $5.3 million and decreases in other long-term liabilities of $4.2 million.  Net cash from operating activities totaled $107.1 million during the first nine months of 2022 and was mainly comprised of net income of $87.0 million, the non-cash depreciation and amortization addback of $14.9 million, changes in other long-term liabilities of $5.5 million and decreases in other long-term assets of $0.9 million.

Working capital at September 30, 2023, including amounts acquired from the January 3, 2023 acquisition of Metal-Fab, totaled $455.5 million, a $37.9 million decrease from December 31, 2022.  Exclusive of the $22.1 million working capital acquired from Metal-Fab, the decrease was primarily attributable to a $9.3 million decrease in accrued payroll and other accrued liabilities and a $4.0 million increase in prepaid expenses and other, offset by a $41.8 million decrease in inventories, a $2.5 million decrease in accounts receivable and a $22.7 million increase in accounts payable and outstanding checks.

Investing Activities

Net cash used for investing activities totaled $148.9 million during the nine months ended September 30, 2023, compared to $10.7 million during the nine months ended September 30, 2022.  Net cash used for investing activities primarily consisted of the $129.5 million acquisition of Metal-Fab, inclusive of cash acquired of $1.7 million, $19.6 million in new capital expenditures offset by $0.1 million in proceeds from the disposition of property and equipment. Net cash used for investing activities totaled $10.7 million during the nine months ended September 30, 2022, and primarily consisted of $14.0 million in new capital expenditures offset by $3.3 million in proceeds primarily from the sale of the Milan, Illinois facility.

The capital expenditures in the first nine months of 2023 and 2022 were primarily attributable to additional processing equipment at our existing facilities.

Financing Activities

During the first nine months of 2023, $24.8 million of cash was generated from financing activities, which primarily consisted of $30.9 million of net borrowings under our ABL Credit Facility, offset by $4.2 million of dividends paid, $1.1 million of credit facility fees and expenses related to the amended ABL Credit Facility and $0.7 million of principal payments under capital lease obligations.

Dividends paid were $4.2 million and $3.0 million for the nine months ended September 30, 2023 and September 30, 2022, respectively.  In November 2023, our Board of Directors approved a regular quarterly dividend of $0.125 per share, which will be paid on December 15, 2023 to shareholders of record as of December 1, 2023. Regular dividend distributions in the future are subject to the availability of cash, the $15.0 million annual limitation on cash dividends and common stock repurchases under our ABL Credit Facility and continuing determination by our Board of Directors that the payment of dividends remains in the best interest of our shareholders.

Stock Repurchase Program

In 2015, our Board of Directors authorized a stock repurchase program of up to 550,000 shares of our issued and outstanding common stock, which could include open market repurchases, negotiated block transactions, accelerated stock repurchases or open market solicitations for shares, all or some of which may be effected through Rule 10b5-1 plans. Repurchased shares will be held in our treasury, or canceled and retired as our Board of Directors may determine from time to time. Any repurchases of common stock are subject to the covenants contained in the ABL Credit Facility. Under the ABL Credit Facility, we may repurchase common stock and pay dividends up to $15.0 million in the aggregate during any trailing twelve months without restrictions. Purchases in excess of $15.0 million require us to (i) maintain availability in excess of 20% of the aggregate revolver commitments ($125.0 million at September 30, 2023) or (ii) to maintain availability equal to or greater than 15% of the aggregate revolver commitments ($86.5 million at September 30, 2023) and we must maintain a pro forma ratio of earnings before interest, taxes, depreciation and amortization, or EBITDA, minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00. The timing and amount of any repurchases under the stock repurchase program will depend upon several factors, including market and business conditions, and limitations under the ABL Credit Facility, and repurchases may be discontinued at any time. As of September 30, 2023, 360,212 shares remain authorized for repurchase under the program.

There were no shares repurchased during 2023 or 2022.

At- the-Market Equity Program

On September 3, 2021, we commenced an at-the-market, or ATM, equity program under our shelf registration statement, which allows us to sell and issue up to $50 million in shares of our common stock from time to time. We entered into an Equity Distribution Agreement on September 3, 2021 with KeyBanc Capital Markets Inc., or KeyBanc, relating to the issuance and sale of shares of common stock pursuant to the program. KeyBanc is not required to sell any specific amount of securities but will act as our sales agent using commercially reasonable efforts consistent with its normal trading and sales practices, on mutually agreed terms between KeyBanc and us. KeyBanc will be entitled to compensation for shares sold pursuant to the program of 2.0% of the gross proceeds of any shares of common stock sold under the Equity Distribution Agreement. No shares were sold under the ATM program during the three and nine months ended September 30, 2023, or September 30, 2022.

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

The ABL Credit Facility is collateralized by our accounts receivable, inventory, personal property and certain real estate. The ABL Credit Facility contains customary representations and warranties and certain covenants that limit our ability to, among other things: (i) incur or guarantee additional indebtedness; (ii) pay distributions on, redeem or repurchase capital stock or redeem or repurchase subordinated debt; (iii) make investments; (iv) sell assets; (v) enter into agreements that restrict distributions or other payments from restricted subsidiaries to us; (vi) incur liens securing indebtedness; (vii) consolidate, merge or transfer all or substantially all of their assets; and (viii) engage in transactions with affiliates. In addition, the ABL Credit Facility contains a financial covenant which requires if any commitments or obligations are outstanding and the our availability is less than the greater of $30 million or 10.0% of the aggregate amount of revolver commitments ($62.5 million at September 30, 2023) or 10.0% of the aggregate borrowing base ($57.7 million at September 30, 2023), then we must maintain a ratio of Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA) minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00 for the most recent twelve fiscal month period.

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

As of September 30, 2023, we were in compliance with our covenants and had approximately $375 million of availability under the ABL Credit Facility.

As of September 30, 2023, and December 31, 2022, $1.8 million and $1.2 million, respectively, of bank financing fees were included in “Prepaid expenses and other” and “Other long-term assets” on the accompanying Consolidated Balance Sheets. The financing fees are being amortized over the five-year term of the ABL Credit Facility and are included in “Interest and other expense on debt” on the accompanying Consolidated Statements of Comprehensive Income.

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

Employee Retention Credit

The Coronavirus Aid, Relief, and Economic Security, or CARES Act, provided refundable employee retention credits, which could be used to offset payroll tax liabilities.  On March 11, 2021, President Biden signed the American Rescue Plan Act, or ARPA.  The ARPA includes several provisions, such as measures that extend and expand the employee retention credit, previously enacted under the CARES Act, through December 31, 2021.

As there is no authoritative guidance under GAAP for accounting for grants to for-profit business entities, we have accounted for the grant by analogy to International Accounting Standards 20, "Accounting for Government Grants and Disclosure of Government Assistance" (IAS 20).  During the three months ended September 30, 2023, we recorded an employee retention credit of approximately $4.0 million upon completion of an analysis that it met the conditions set forth in the CARES Act and it was reasonable assured that we will receive the employee retention credit.  The employee retention credit is recorded in "Warehouse and processing", "Administrative and general", "Distribution" and "Selling" expenses in the manner in which the qualified wages and related costs were classified.  We recorded income of $2.0 million, $1.2 million, $0.2 million and $0.6 million to reduce "Warehouse and processing", "Administrative and general", "Distribution" and "Selling" expenses, respectively, in the accompanying Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2023.  As of September 30, 2023, the employee retention credit receivable of $4.0 million is included in "Accounts receivable, net" in the accompanying Consolidated Balance Sheets.

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

We, like many other metals service centers, maintain substantial inventories of metals to accommodate the short lead times and just‑in‑time delivery requirements of our customers. Accordingly, we purchase metals in an effort to maintain our inventory at levels that we believe to be appropriate to satisfy the anticipated needs of our customers based upon historic buying practices, supply agreements with customers and market conditions. Our commitments to purchase metals are generally at prevailing market prices in effect at the time we place our orders. We have no long‑term, fixed‑price metals purchase contracts. When metals prices increase, competitive conditions will influence how much of the price increase we can pass on to our customers. To the extent we are unable to pass on future price increases in our raw materials to our customers, the net sales and profitability of our business could be adversely affected. When metals prices decline, customer demands for lower prices and our competitors’ responses to those demands could result in lower sale prices and, consequently, lower gross profits and inventory lower of cost or net realizable value adjustments as we sell existing inventory. Significant or rapid declines in metals prices or reductions in sales volumes could adversely impact our ability to remain in compliance with certain financial covenants in the ABL credit facility, as well as result in us incurring inventory or intangible asset impairment charges. Changing metals prices therefore could significantly impact our net sales, gross profits, operating income and net income.

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

Approximately 50% and 52%, respectively, of our consolidated net sales during the first nine months of 2023 and 2022 were directly related to industrial machinery and equipment manufacturers and their fabricators.

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

Item 4. Controls and Procedures

The evaluation required by Rule 13a-15(e) of the Securities Exchange Act of 1934, or the Exchange Act, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q has been carried out under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. These disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in reports that are filed with or submitted to the SEC is: (i) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2023, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during the third quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Items 1, 1A, 2, 3 and 4 of this Part II are either inapplicable or are answered in the negative and are omitted pursuant to the instructions to Part II.

Item 5. Other Information

Trading Arrangements

During the quarter ended September 30, 2023, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

Adoption of Key Employee Severance Benefit Plan

On November 2, 2023, the Board of Directors of the Company approved the Olympic Steel, Inc. Key Employee Severance Benefit Plan, or the Severance Plan, which became effective as of such date.

The general intent behind the Company's adoption of the Severance Plan is to streamline the severance protection offered to key employees and eventually potentially replace the individual agreements that the Company has with certain of its executive officers with participation in the Severance Plan.  The Company is currently party to individual employment agreements and management retention agreements with each of Richard T. Marabito (Chief Executive Officer), Richard A. Manson (Chief Financial Officer) and Andrew S. Greiff (President and Chief Operating Officer), which set forth the terms of their severance protection.  The benefits under the Severance Plan are substantially the same as the severance benefits currently payable under the individual agreements.  Mr. Marabito's employment agreement will expire on January 1, 2024, at which time he will be covered by the Severance Plan.

Under the Severance Plan, participants are entitled to certain predetermined payments in the event of certain qualifying terminations of employment, as outlined below.

If a participant's employment with the Company is terminated by the Company without "cause" (as defined in the Severance Plan) (other than due to death or disability), and such termination does not occur on or within 12 months after a "change in control" (as defined in the Severance Plan), then the participant is eligible to receive:

●	continued base salary for a period of 24 months (in the case of a Tier 1 employee) or 12 months (in the case of a Tier 2 employee) in accordance with normal payroll practices beginning 30 days post-termination;
●	a prorated annual bonus for the year of termination, paid at the same time such bonuses are otherwise paid; and
●	coverage of full COBRA premiums and continued participation in other employee benefits, in each case for up to 24 months (in the case of a Tier I employee) or 12 months (in the case of a Tier II employee) post-termination.

If a participant's employment with the Company is terminated by the Company without cause (other than due to death or disability) or by the participant for "good reason" (as defined in the Severance Plan), and in each case, such qualifying termination occurs on or within 12 months after a change in control, then the participant is eligible to receive:

●	a lump sum cash payment equal to (i) 2.99 (in the case of a Tier I employee) or 1 (in the case of a Tier II employee multiplied by (ii) the average annual base salary, bonus and dollar value of all employee benefits (other than medical, dental, disability and life insurance coverage) earned by the participant for the last three full calendar years, payable on the first business day after the 6 month anniversary of the termination date; and
●	coverage of full COBRA premiums and continued participation in disability and life insurance benefits, in each case for up to 24 months (in the case of a Tier I employee) or 12 months (in the case of a Tier II employee) post-termination.

In the event of a participant's death or disability prior to or in connection with his or her separation from service with the Company, the participant (or his or her beneficiary or estate) is eligible to receive:

●	continued base salary for a period of 12 months in accordance with normal payroll practices beginning 30 days post-termination;
●	any earned but unpaid annual bonus, at the same time such bonus would have been paid to participant had participant remained employed; and
●	coverage of full COBRA premiums for up to 12 months port-termination.

If the payments of benefits payable under the Severance Plan would be subject to the excise tax imposed under Section 4999 of the Internal Revenue Code of 1986, as amended, then those payments or benefits will be reduced if such reduction would result in a higher net after tax benefit to the participant.  Each participant must execute and deliver an effective release of claims and continue to comply with any applicable restrictive covenants in order to receive the payments and benefits provided under the Severance Plan.

The Severance Plan may be amended or terminated at any time, provided that any amendment or termination that would be adverse to a participant requires 24 months' advance written notice.

The foregoing is not a complete description of the Severance Plan and is qualified in its entirety by reference to the full text of the Severance Plan, a copy of which is filed as Exhibit 10.43 to this Quarterly Report on Form 10-Q.

Item 6. Exhibits

Exhibit	Description of Document	Reference

4.33	Joinder and Seventh Amendment to Third Amended and Restated Loan and Security Agreement, dated as of October 13, 2023, among Olympic Steel, Inc., Olympic Steel Minneapolis, Inc., Olympic Steel Iowa, Inc., Oly Steel NC, Inc., IS Acquisition, Inc., Chicago Tube and Iron Company, B Metals, Inc., MCI, Inc., ACT Acquisition, Inc., SHAQ, Inc., OS Holdings, Inc., Metal-Fab, Inc., Central Tube and Bar, Inc., the lenders from time to time party thereto and Bank of America, N.A. as Agent for the Lenders.	Filed herewith

10.43	Key Employee Severance Benefit Plan.	Filed herewith

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

101

The following materials from Olympic Steel’s Quarterly Report on Form 10-Q for the period ended September 30, 2023, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Statements of Cash Flows, (iv) the Supplemental Disclosures of Cash Flow Information, (v) the Consolidated Statements of Shareholders’ Equity, (vi) Notes to Unaudited Consolidated Financial Statements and (vii) document and entity information.

104	Cover Pager Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLYMPIC STEEL, INC. (Registrant)

Date: November 3, 2023	By:	/s/ Richard T. Marabito
Richard T. Marabito
Chief Executive Officer

	By:	/s/ Richard A. Manson
Richard A. Manson
Chief Financial Officer
(Principal Financial and Accounting Officer)