Form 10-K
period 2023-12-31
OLYMPIC STEEL INC
filed 2024-02-23
CIK 917470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Year Ended December 31, 2023

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

As of June 30, 2023, the aggregate market value of voting stock held by non-affiliates of the registrant based on the closing price at which such stock was sold on the Nasdaq Global Select Market on such date approximated $478,445,784.

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding as of February 23, 2024
Common stock, without par value	11,132,542

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days of the close of its fiscal year ended December 31, 2023, portions of which document shall be deemed to be incorporated by reference in Part III of this Annual Report on Form 10-K from the date such document is filed.

PART I

ITEM 1. BUSINESS

The Company

We are a leading metals service center focused on the direct sale and value-added processing of carbon and coated sheet, plate and coil products; stainless steel sheet, plate, bar and coil; aluminum sheet, plate and coil; pipe, tube bar, valves and fittings, tin plate and metal-intensive end-use products. We provide metals processing and distribution services for a wide range of customers. We operate in three reportable segments: specialty metals flat products, carbon flat products, and tubular and pipe products. Our specialty metals flat products segment's focus is on the direct sale and distribution of processed aluminum and stainless flat-rolled sheet and coil products, flat bar products, prime tin mill products and fabricated parts. Through acquisitions, our specialty metals flat products segment has expanded its geographical footprint and enhanced its product offerings in stainless steel and aluminum plate, sheet, angles, rounds, flat bar, tube and pipe and the manufacturing and distribution of stainless steel bollards and water treatment systems. Our carbon flat products segment's focus is on the direct sale and distribution of large volumes of processed carbon and coated flat-rolled sheet, coil and plate products and fabricated parts. Through acquisitions, our carbon flat products segment has expanded its product offerings to include self-dumping metal hoppers and steel and stainless-steel dump inserts for pickup truck and service truck beds. Through the acquisition of Metal-Fab, Inc., or Metal-Fab, on January 3, 2023, the carbon flat products segment further expanded its product offerings to include venting, micro air and clean air products for residential, commercial and industrial applications. Our tubular and pipe products segment's focus is on the distribution of metal tubing, pipe, bar, valves and fittings and the fabrication of parts supplied to various industrial markets. Through the acquisition of Central Tube and Bar, or CTB, on October 2, 2023, the tubular and pipe products segment further expanded its geographic footprint and extended its value-added contract manufacturing capabilities. We also perform toll processing of customer-owned metals. We sell certain products internationally, primarily in Canada and Mexico. International sales are immaterial to our consolidated financial results and to the individual segments' results.

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

Over the years, our company has expanded into new product offerings through multiple acquisitions. Our specialty metals flat products segment was established in 2015 and has expanded since its creation, with the acquisitions of Shaw Stainless & Alloy, Inc., or Shaw, in 2021, Action Stainless & Alloys, Inc., or Action Stainless, in 2020 and, Berlin Metals, LLC in 2018. Our carbon flat products segment expanded into manufacturing metal intensive branded products with the acquisitions of Metal-Fab in 2023 McCullough Industries, or McCullough, and certain assets related to the manufacturing of the EZ Dumper® hydraulic dump inserts, or EZ Dumper, in 2019.  Our tubular and pipe products segment was established in 2011 and has expanded since its creation, most recently with the acquisition of CTB in 2023.

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

In recognition of these industry trends, our focus has been on achieving profitable geographic and product growth through the start-up and acquisition of service centers, processors, fabricators and related businesses, increased diversification in higher-return opportunities to reduce the cyclicality inherent in our industry and investments in people, information systems, higher value-added processing equipment and services, while continuing our commitment to expanding and improving our operating efficiencies, sales and servicing efforts.

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

On October 2, 2023, we acquired all membership interest of CTB, headquartered in Conway, Arkansas with operations also located in Tulsa, Oklahoma.  CTB offers a range of value-added fabrication services, including tube laser cutting, tube bending, robotic welding, flat laser burning and brake press forming.  The acquisition expanded our tubular and pipe products segment's fabrication capabilities for the transportation, agricultural, commercial furniture and data center construction industries.

On January 3, 2023, we purchased all of the outstanding shares of capital stock of Metal-Fab, headquartered in Wichita, Kansas. Metal-Fab is a manufacturer of venting, micro air and clean air products for residential, commercial and industrial applications. The acquisition expanded our portfolio of metal-intensive end-use products and widened our product offerings, manufacturing capabilities and geographic reach.

On June 1, 2022, we began leasing an 81,400 square-foot metal fabrication facility, located in Bartlett, Illinois. This new facility is fabrication focused with an emphasis on specialty metals flat-rolled products and downstream value-added services. The transfer of the fabrication business to Bartlett, Illinois also supports our growth plans for the cut-to-length business out of the Schaumburg, Illinois facility. To support the growth of our fabrication services, the new Bartlett facility initially houses two lasers and three press brakes.

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

In addition to the acquisitions noted above, our capital investments during the past three years have primarily consisted of additional processing and automation equipment for all three of our segments.

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

Management. We believe one of our strengths is the depth, knowledge and experience of our management team. In addition to our executive officers, members of our senior management team have a diversity of backgrounds within the metals industry, including management positions at metals producers and other metals service centers. They average 29 years of experience in the metals industry and 21 years with our company. We have a succession planning and leadership development process in place, which allows us to further enhance our management team by the promotions of employees to executive management positions within the organization.

Products, Processing Services and Quality Standards

We carry a wide selection of metals products and grades, ranging from commercial quality to ultra-high strength steel and specialty metals including;

●	Stainless steel and aluminum coil and sheet products, angles, rounds and flat bar;
●	Alloy, heat treated and abrasion resistant coil, sheet and plate;
●	Tin mill products including electrolytic tinplate, electrolytic chromium coated steel and black plate;
●	Coated metals including galvanized, galvannealed, electro galvanized, advanced high strength steels, aluminized, and automotive grades of steel;
●	Cold rolled carbon including commercial quality, advanced high strength steel, drawing steel and automotive grades, cold rolled steel coil and sheet products;
●	Hot rolled carbon including hot rolled coil, sheet and plate steel products including pickled and oiled, automotive grades, advanced high strength steels, and high strength low alloys; and
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

The flat products segment is separated into two reportable segments; specialty metals flat products and carbon flat products. The flat products segments’ assets and resources are shared by the specialty metals and carbon flat products segments and both segments’ products are, in some instances, stored in shared facilities and processed on shared equipment.

The following table sets forth, as of December 31, 2023, the major pieces of processing equipment in operation by segment:

Processing Equipment	Consolidated Flat Products	Tubular and Pipe Products	Total
Cut-to-length	22	15	37
Slitting	12	-	12
Shearing	10	-	10
Blanking	3	-	3
Tempering	3	-	3
Stretcher-leveling	2	-	2
Plate processing	29	-	29
Laser processing	31	20	51
Forming	31	-	31
Machining	36	67	103
Tube processing	-	40	40
Finishing	38	5	43
Painting	3	1	4
Total	220	148	368

Our quality assurance system, led by certified specialists and engineers, establishes controls and procedures covering all aspects of our products from the time the material is ordered through receipt, processing and shipment to the customer. These controls and procedures encompass periodic supplier and customer audits, workshops with customers, inspection equipment and criteria, preventative actions, material traceability and certification. We have quality labs for tensile testing at several of our facilities, including at our facilities in Cleveland, Ohio, Minneapolis, Minnesota, Buford, Georgia and Bettendorf, Iowa and an Underwriters Laboratory (UL) for electrical products testing at our facility in Wichita, Kansas.

In addition, 31 of our facilities have earned International Organization for Standardization (ISO) 9001:2015 certifications. Our Romeoville, Illinois and Locust, North Carolina facilities have earned the American Society of Mechanical Engineers S Certification and our Locust, North Carolina facility has earned the National Board of Boiler & Pressure Vessel Inspectors R and U Certifications.

Our office building in Winder, Georgia has received the Leadership in Energy and Environmental Design (LEED) certification.

Customers and Distribution

We have a diverse customer and geographic base, which helps to reduce the inherent risk and cyclicality of our business. Net sales to our top three customers, in the aggregate, approximated 8%, 7% and 6% of our consolidated net sales in 2023, 2022 and 2021, respectively. We serve customers in metals consuming industries, including manufacturers and fabricators of transportation and material handling lift equipment, construction, mining and farm equipment, storage tanks, environmental and energy generation equipment, automobiles, food service and electrical equipment, as well as general and plate fabricators and metals service centers.

The table below shows the percentage of our consolidated net sales to the largest industries for the past three years.

Industry	2023	2022	2021
Industrial machinery and equipment manufacturers and their fabricators	48%	52%	47%
Metals service centers	9%	9%	11%
Transportation equipment manufacturers	8%	8%	6%
Residential and commercial construction	6%	7%	8%
Agricultural and farm equipment	6%	5%	4%
End use products	6%	1%	1%
All others <5%	17%	18%	23%

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

We have some fixed-priced purchase agreements that support fixed-priced sales agreements; however, in general we have no long-term, fixed-price metals purchase contracts, except for commodity hedges. When metals prices decline, customer demands for lower prices and our competitors’ responses to those demands could result in lower sale prices and, consequently, lower gross profits and earnings as we use existing metals inventory. When metals prices increase, competitive conditions will influence how much of the price increase we can pass on to our customers.

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

The metals producing supply base has experienced significant consolidation, with a few suppliers accounting for a majority of the domestic carbon flat-rolled steel market. We purchased approximately 40% and 39% of our total metals requirements from our three largest suppliers in 2023 and 2022, respectively. Although we have no long-term supply commitments, we believe we have good relationships with our metals suppliers. If, in the future, we are unable to obtain sufficient amounts of metals on a timely basis, we may not be able to obtain metals from alternate sources at competitive prices. In addition, interruptions or reductions in our supply of metals could make it difficult to satisfy our customers’ just-in-time delivery requirements, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

System and Process Enhancements. We continue to implement ERP systems to provide standardized business processes, enhanced inventory management, production cost, sales administrative controls and reduced technical support requirements. Our business analysts work with our quality team to identify opportunities for efficiency and improved customer service. We collaborate across the metal supply chain, working with metals producers, service providers, customers, and industry-sponsored organizations to develop industry processing standards to drive cost out of the supply chain.

Information security and continuous availability of information processing are of highest priority. Our information professionals employ security and monitoring practices, controls, education and tools to mitigate cybersecurity risks and threats. In case of physical emergency or threat, our ERP systems, accounting systems, internet and communications systems are duplicated at an off-site computing facility or through , multi-site cloud providers.

Automation Initiatives

We believe that investing in processing automation solutions is an important component in realizing our profitable growth strategy. We have made investments in automated packaging, material handling and welding, among other solutions, to gain production efficiencies, decrease production costs, improve safety conditions for our employees and to ease labor shortage risks.

Human Capital Management

Our employees are our most valued resource. The unique insights and experiences of our diverse team are what fuel our safe, profitable growth. We want our teams to reflect the diverse communities where we live and work. We have a focus on inclusion committed to building a culture that strives to acknowledge and overcome bias and cultivates leaders who value, support and celebrate diversity of thought and perspective. We work to attract a diverse, qualified workforce through an inclusive and accessible recruiting process that utilizes online recruiting, campus outreach, internships and job fairs.

Olympic Steel's Diversity, Equity and Inclusion, or DEI, work started as a women's development initiative several years ago and the scope has since broadened to build a sustainable program, working with industry peers and other outside partners to gather insights and best practices that will help shape the future of our organization. We seek to retain and develop employees by offering competitive wages, benefits and training opportunities, as well as promoting a safe and healthy workplace culture.

Our safety motto is, "Safety first. Always. And, it starts with me!". We are relentlessly focused on safety. Through best practice sharing and an emphasis on leading indicators, we are strengthening our safety culture of learning and building a safer work environment. We believe that engagement from every employee is critical. Our Safety Committees at each division help us increase engagement, while emphasizing our proactive commitment to safety. Near-miss reports, risk assessments, job safety analyses and weekly safety audits/walks are some of the ways we contribute to our safety culture of learning and growth. While we diligently manage safety policies, programs, and training on an ongoing basis, we believe our employee-driven safety culture has the biggest impact.

We strive to comply with all applicable state, local and international laws governing nondiscrimination in employment in every location in which we operate. All applicants and employees are treated with the same high level of respect regardless of their gender, ethnicity, religion, national origin, age, marital status, political affiliation, sexual orientation, gender identity, disability, veteran or other protected status. Our core values (Accountability, Corporate Citizenship, Customer Satisfaction, Employee Development, Financial Stability, Integrity, Respect, Safety and Teamwork) guide our decisions and behavior and set a standard of excellence that rewards our employees.

At December 31, 2023, we employed approximately 2,168 people. Approximately 244 of the hourly plant personnel are represented by seven separate collective bargaining units. The table below shows the expiration dates of the collective bargaining agreements.

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

Environmental

Olympic Steel is a metals service center. We warehouse, process, and distribute metal products; however, we are not a metals producer (steel mill). As such, we do not have the same potential to introduce pollutants into the water or the air that occur during some other metals manufacturing processes. Instead, we're part of the supply chain that makes products out of metal. We buy metal products in bulk from metal producers. Then, our role as a metals service center is to break that bulk supply into smaller quantities to sell to our customers. We also support OEMs and other customers by cutting, shaping, and otherwise processing carbon steel, stainless steel and aluminum.

While we do not make metals, we do recycle scrap material that mills re-use in their process to make raw materials. The work we do to process metals for our customers does not distribute pollutants into the water supply, nor do we do any mining or extract materials from the ground. While we believe our carbon footprint is small, we are still taking steps to further reduce our overall environmental impact.

We are committed to responsible environmental management practices and attempt to prevent pollution by identifying opportunities and improving environmental performance in all aspects of our business. Our facilities are subject to certain federal, state and local requirements relating to the protection of the environment. We believe that we are in material compliance with all environmental laws, do not anticipate any material expenditure to meet environmental requirements and do not believe that compliance with such laws and regulations will have a material adverse effect on our business, financial condition, results of operations and cash flows.

Service Marks, Trade Names and Patents

We conduct our business under the name “Olympic Steel.” A provision of federal law grants exclusive rights to the word “Olympic” to the U.S. Olympic Committee. The U.S. Supreme Court has recognized, however, that certain users may continue to use the word based on long-term and continuous use. We have used the name Olympic Steel since 1954, but are prevented from registering the name “Olympic” and from being qualified to do business as a foreign corporation under that name in certain states. In such states, we have registered under different names, including “Oly Steel” and “Olympia Steel.” Our wholly-owned subsidiary, Olympic Steel Iowa, Inc., does business in certain states under the name “Oly Steel Iowa, Inc.” Our wholly owned subsidiary, IS Acquisition, Inc., does business under the name “Integrity Stainless.” Our CTI operation conducts business under the name “CTI Power.” Our operation in Monterrey, Mexico operates under the name “Metales de Olympic S. de R.L. de C.V.” Our wholly owned subsidiary, B Metals, Inc., does business under the name “Berlin Metals.” Our wholly owned subsidiary, MCI, Inc., does business under the name “McCullough Industries” and we conduct business under the name “EZ Dumper” for certain of our products. Our wholly owned subsidiary, ACT Acquisition, Inc., does business under the name “Action Stainless & Alloys.” Our wholly-owned subsidiary, SHAQ, Inc., does business under the name “Shaw Stainless & Alloys”.

The registered trademarks “DYNAGUARD”, “DG”, “MF”, “METAL-FAB”, “METAL-FAB INC.”, “TEMP/GUARD”, “MICRO AIR”, “CORR/GUARD”, “SURELOCK”, “ROTO-PULSE”, “MISTMAX” and “FORCE” were acquired in conjunction with the acquisition of Metal-Fab.

We hold a trademark for our stainless steel sheet and plate product “OLY-FLATBRITE”, which has a unique combination of surface finish and flatness and for our “WRIGHT” self-dumping metal hoppers produced by McCullough. The registered trademark “ACTION STAINLESS” was acquired in conjunction with the asset acquisition of Action Stainless.

The “EZ DUMPER®” tradename was acquired by us in conjunction with the acquisition of certain assets related to the manufacturing of the EZ Dumper hydraulic dump inserts.

The registered tradenames “SHAW STAINLESS” and “SHAW STAINLESS & ALLOY” were acquired by us in conjunction with the asset acquisition of Shaw Stainless.

We hold a patent for a certain welding fume collector, the apparatus and associated methodology, used during the process of welding which was acquired in conjunction with the acquisition of Metal-Fab. We also hold patents for certain bollard coverings and methods of manufacturing and use thereof which were acquired in conjunction with the asset acquisition of Shaw Stainless.

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

Effects of Inflation

Inflation generally affects us by increasing the cost of employee wages and benefits, transportation services, energy, borrowings under our credit facility, processing equipment, and purchased metals. Although general inflation, excluding increases in the price of metals and increased labor expense, has increased during 2023, it has not had a material effect on our financial results during the past three years, but may have a significant impact in future years.

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

Forward-Looking Information

This Annual Report on Form 10-K and other documents we file with the SEC contain various forward-looking statements that are based on current expectations, estimates, forecasts and projections about our future performance, business, our beliefs and our management’s assumptions. In addition, we, or others on our behalf, may make forward-looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, conferences, webcasts, phone calls and conference calls. Words such as “may,” “will,” “anticipate,” “should,” “intend,” “expect,” “believe,” “estimate,” “project,” “plan,” “potential,” and “continue,” as well as the negative of these terms or similar expressions are intended to identify forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those implied by such statements including, but not limited to, those set forth in Item 1A (Risk Factors) below and the following:

●	risks of falling metals prices and inventory devaluation;
●	supply disruptions and inflationary pressures, including the availability and rising costs of labor and energy;
●	risks associated with shortages of skilled labor, increased labor costs and our ability to attract and retain qualified personnel;
●	rising interest rates and their impacts on our variable interest rate debt;
●	supplier consolidation or addition of new capacity;
●

risks associated with the invasion of Ukraine, including economic sanctions, and the conflicts in the Middle East, or additional war, military conflict, or hostilities could adversely affect global metals supply and pricing;

●	general and global business, economic, financial and political conditions, including, but not limited to, recessionary conditions and legislation passed under the current administration;
●	reduced production schedules, layoffs or work stoppages by our own, our suppliers’ or customers’ personnel;
●	risks associated with supply chain disruption resulting from the imbalance of metal supply and end-user demands, including additional shutdowns as a result of infectious disease outbreaks in large markets, such as China and other factors;
●

our ability to successfully integrate recent acquisitions, including CTB and Metal-Fab, into our business and risks inherent with the acquisitions in the achievement of expected results, including whether the acquisition will be accretive and within the expected timeframe;

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

●	the inflation or deflation existing within the metals industry, as well as product mix and inventory levels on hand, which can impact our cost of materials sold as a result of the fluctuations in the last-in, first-out, or LIFO, inventory valuation;
●	risks associated with the infectious disease outbreaks, including, but not limited to customer closures, reduced sales and profit levels, slower payment of accounts receivable and potential increases in uncollectible accounts receivable, falling metals prices that could lead to lower of cost or net realizable value inventory adjustments and the impairment of intangible and long-lived assets, negative impacts on our liquidity position, inability to access our traditional financing sources and increased costs associated with and less ability to access funds under our asset-based credit facility, or ABL Credit Facility, and the capital markets;
●	increased customer demand without corresponding increase in metal supply could lead to an inability to meet customer demand and result in lower sales and profits;
●	competitive factors such as the availability, and global pricing of metals and production levels, industry shipping and inventory levels and rapid fluctuations in customer demand and metals pricing;
●	customer, supplier and competitor consolidation, bankruptcy or insolvency;
●	the timing and outcomes of inventory lower of cost or net realizable value adjustments and LIFO income or expense;
●	cyclicality and volatility within the metals industry;
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

Our principal raw materials are carbon and stainless steel and aluminum flat-rolled coil, sheet, plate, prime tin mill, pipe and tube that we typically purchase from multiple primary metals producers. The metals industry as a whole is cyclical and, at times, pricing and availability of metals can be volatile due to numerous factors beyond our control, including general domestic and international economic conditions, sales levels, competition, levels of inventory held by other metals service centers, producer lead times, higher raw material costs for the producers of metals, imports, import duties and tariffs and currency exchange rates. This volatility can significantly affect the availability and cost of raw materials to us. During 2022, metals prices decreased 57% throughout the year, whereas during 2023, metals prices decreased 45% from April to September and increased 66% from October to December.

Similar to many other metals service centers, we maintain substantial inventories of metals to accommodate the short lead times and just‑in‑time delivery requirements of our customers. Accordingly, we purchase metals in an effort to maintain our inventory at levels that we believe to be appropriate to satisfy the anticipated needs of our customers based upon historic buying practices, supply agreements with customers and market conditions. Our commitments to purchase metals are generally at prevailing market prices in effect at the time we place our orders. We have no long‑term, fixed‑price metals purchase contracts. When metals prices increase, competitive conditions will influence how much of the price increase we can pass on to our customers. To the extent we are unable to pass on future price increases in our raw materials to our customers, the net sales and profitability of our business could be adversely affected. Declining metals prices, customer demand for lower prices and our competitors’ responses to those demands could result in lower sale prices and, consequently, lower gross profits as we use existing inventory. Significant or rapid declines in metals prices or reductions in sales volumes could adversely impact our ability to remain in compliance with certain financial covenants in our credit facility, as well as result in us incurring inventory or asset impairment charges. Changing metals prices therefore could significantly impact our net sales, gross profit, operating income and net income, and could impair or adversely impact the carrying value of any of our assets.

An interruption in the sources of our metals supply could have a material adverse effect on our results of operations.

We purchased approximately 40% and 39% of our total metals requirements from our three largest suppliers in 2023 and 2022, respectively. Over the past years, supplier consolidation, decreased mill production due to the pandemic and import tariffs decreased steel availability and increased mill lead times and steel prices. Fewer available suppliers increases the risk of supply disruption through both scheduled and unscheduled supplier outages. Conversely, the addition of new mill production and decreased domestic demand could lead to domestic over capacity, which could lead to a decrease in steel prices, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

We sell our products in a variety of industries, including capital equipment manufacturers for industrial, agricultural and construction use, the automotive industry, the utilities industry, and manufacturers of fabricated metals products. Numerous factors, such as general economic conditions, fluctuations in the U.S. dollar, government stimulus or regulation, availability of adequate credit and financing, interest rates, consumer confidence, significant business interruptions, labor shortages or work stoppages, energy prices, seasonality, customer inventory levels and other factors beyond our control, may cause significant demand fluctuations from one or more of these industries. Any fluctuation in demand within one or more of these industries may be significant and may last for a lengthy period of time. In periods of economic slowdown or recession in the United States, excess customer or service center inventory or a decrease in the prices that we can realize from sales of our products to customers in any of these industries could result in lower sales, gross profits and profitability.

Approximately 48% and 52% of our 2023 and 2022 consolidated net sales, respectively, were to industrial machinery and equipment manufacturers and their fabricators. Due to the concentration of customers in the industrial machinery and equipment industry, a decline in production levels in that industry could result in lower sales, gross profits and profitability.

Our business is dependent on transportation and labor. Increases in the cost or availability of transportation or labor could adversely affect our business and operations, as we may be unable to pass cost increases on to our customers.

We ship products throughout the United States via our truck fleet, our dedicated carrier fleet or by third-party trucking firms. Our business depends on the daily transportation of a large number of products. We depend to a certain extent on third parties for transportation of our products to customers as well as inbound delivery of our raw materials.

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

The continued demand for skilled labor has resulted in the need to increase pay rates in certain markets. In addition, we have seen a decline in the skilled labor applicant pool since the start of the pandemic and increased competition for skilled labor. Our operations are dependent on the labor used to operate our equipment and deliver products to our customers. Decreased availability of labor could harm our reputation, negatively affect our customer relationships and have a material adverse effect on our financial position and results of operations.

The availability of drivers and labor is integral to our operations, and increases in our cost of transportation or labor may have a material adverse effect on our financial position and results of operations.

Labor disruptions at any of our facilities or those of major customers could adversely affect our business, results of operations and financial condition.

At December 31, 2023, we employed approximately 2,168 people. Approximately 244 of the hourly plant personnel are represented by seven separate collective bargaining units. Any prolonged work stoppages by our personnel represented by collective bargaining units could have a material adverse impact on our business, financial condition, results of operations and cash flows.

In addition, many of our larger customers have unionized workforces and some have experienced significant labor disruptions in the past such as work stoppages, slow-downs and strikes. A labor disruption at one or more of our major customers could interrupt production or sales by that customer and cause that customer to halt or limit orders for our products. Any such reduction in the demand for our products could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our success is dependent upon our relationships with certain key customers.

We have derived and expect to continue to derive a significant portion of our revenues from a relatively limited number of customers. Collectively, our top three customers accounted for approximately 8% and 7% of our consolidated net sales in 2023 and 2022, respectively. Approximately 48% and 52% of our consolidated net sales during 2023 and 2022, respectively, were directly related to industrial machinery and equipment manufacturers and their fabricators. Due to the large concentration of customers in few segments, changes to demand of product by customers in the industrial machinery and equipment manufacturers and their fabricators could have a material adverse effect on our business, our results of operations and our cash flows. Many of our larger customers commit to purchase on a regular basis at agreed upon prices over periods from three to twelve months. We generally do not have long-term contracts with our customers. As a result, the relationship, as well as particular orders, can generally be terminated with relatively little advance notice. The loss of any one of our major customers or decrease in demand by those customers or credit constraints placed on them could have a material adverse effect on our business, our results of operations and our cash flows.

Our information technology systems and those of our third party providers, as well as our data, could be negatively affected by cybersecurity threats.

Increased global information technology security requirements, vulnerabilities, threats and a rise in sophisticated and targeted cybercrime pose a risk to the security of our systems, networks and the confidentiality, availability and integrity of our data and systems. The risk has been further enhanced with an increased remote workforce. Despite our efforts to protect sensitive information, our facilities and systems and those of our third-party service providers may be vulnerable to cybersecurity threats. This could lead to disclosure, modification or destruction of proprietary and other key information, ransom payments, production downtimes, lost cash or other assets and operational disruptions, regulatory investigations, fines, and lawsuits, which in turn could adversely affect our business, financial condition, results of operations and cash flows.

The failure of our key computer-based systems could have a material adverse effect on our business.

We maintain ERP and legacy computer-based systems in the operation of our business and we depend on these systems to a significant degree, particularly for inventory management. These systems are vulnerable to, among other things, damage or interruption from fire, flood, tornado and other natural disasters, power loss, computer system and network failures, operator negligence, physical and electronic loss of data or security breaches and computer viruses. Although we have secure back-up systems off-site, the destruction or failure of any one of our computer-based systems for any significant period of time could materially adversely affect our business, financial condition, results of operations and cash flows.

Supply chain disruptions and inflationary pressures, caused by the pandemic, increases in energy prices, and other factors, has had, and could continue to have an adverse effect on our business, financial condition and liquidity.

We are dependent on our suppliers to provide us with metal. During 2021 and 2022, we experienced increased supply chain disruptions resulting from the imbalance of metal supply and end-user demands as customer demand increased without a corresponding increase in metal supply, as businesses reopened after the pandemic. Our inability to meet customer demand as a result of supply disruptions and inflationary pressures could result in lower sales and profits.

Although it is not possible to predict the ultimate impact of the pandemic or future worldwide health emergencies, including on our business, financial position or liquidity, such impacts that may be material include, but are not limited to: (i) reduced sales and profit levels, (ii) the slower payment of accounts receivable and potential increases in uncollectible accounts receivable, (iii) falling metals prices that could lead to lower of cost or market inventory adjustments and the impairment of intangible and long-lived assets, (v) reduced availability and productivity of our employees, (vi) increased operational risks as a result of remote work arrangements, including the potential effects on internal controls, as well as cybersecurity risks and increased vulnerability to security breaches, information technology disruptions and other similar events, (vii) negative impacts on our liquidity position, (viii) inability to access our traditional financing sources on the same or reasonably similar terms as were available before the a pandemic, and (ix) increased costs and less ability to access funds under our ABL Credit Facility and the capital markets. To the extent the duration of any of these conditions extends for a longer period of time, the impact will generally be a more severe adverse impact.

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

We cannot predict the impact that the pandemic or future worldwide health emergencies ultimately will have on our customers, suppliers, vendors, and other business partners, and each of their financial conditions; however, any material effect on these parties could adversely impact us. The situation is changing rapidly and additional impacts may arise that we are not aware of currently.

Impairment in the carrying value of intangible assets could result in the incurrence of impairment charges and negatively impact our results of operations.

The net carrying value of intangibles represents non-amortizable goodwill and trade names, covenant not to compete, technology and know-how and customer relationships, net of accumulated amortization, related to recent acquisitions. Indefinitely lived assets are evaluated for impairment annually or whenever events or changes in circumstance indicate that the carrying amounts of these assets may not be recoverable. Amortizable intangible assets are evaluated for impairment whenever events or changes in circumstance indicate that the carrying amounts of these assets may not be recoverable. Impairments to intangible assets may be caused by factors outside our control, such as increased competitive pricing pressures, lower than expected revenue and profit growth rates, changes in discount rates based on changes in the cost of capital (interest rates, etc.), or the loss of a significant customer and could result in the incurrence of impairment charges and negatively impact our results of operations.

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

Future expansion or construction projects, could have adverse effects on our results of operations due to the impact of the associated start-up costs and the potential for underutilization in the start-up phase of a facility. We continue to pursue potential acquisition targets; however, we are unable to predict whether or when any prospective acquisition candidate will become available, the likelihood that any acquisition will be completed or the ability to successfully integrate acquisitions into our business. Moreover, in pursuing acquisition opportunities, we may compete for acquisition targets with other companies with similar growth strategies that may be larger and have greater financial and other resources than we have. Competition among potential acquirers could result in increased prices for acquisition targets. As a result, we may not be able to consummate acquisitions on terms satisfactory to us, or at all.

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

Our implementation of information systems and software as service could adversely affect our results of operations and cash flows.

As we implement information systems and cloud-based software as a service agreements, the objective is to standardize and streamline business processes and improve support, reporting capabilities and functionality for our employees and sales and administrative management teams. Risks associated with the phased implementation include, but are not limited to:

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

Our success is dependent upon the management and leadership skills of our senior management team. Michael D. Siegal has served as our Executive Chairman of the Board since January 1, 2019, after serving as our Chief Executive Officer since 1984. Richard T. Marabito has served as our Chief Executive Officer since January 1, 2019, after serving as our Chief Financial Officer since 2010, and Richard A. Manson has served as our Chief Financial Officer since January 1, 2019, after serving as our Vice President and Treasurer since 2013. Andrew S. Greiff has served as our President and Chief Operating Officer since January 1, 2020 after serving as our Executive Vice President and Chief Operating Officer since 2016. The loss of any member of our senior management team or the failure to attract and retain additional qualified personnel could prevent us from implementing our business strategy. We have employment agreements, which include non-competition provisions, with our President and Chief Operating Officer, and our Chief Financial Officer that expire on January 1, 2025 and January 1, 2027, respectively.

Participation in multiemployer pension plans carry withdrawal liability risks, which could impact our results of operations and financial condition.

Through our Chicago Tube and Iron, or CTI, subsidiary, we contribute to one multiemployer pension plan. The risks of participating in the multiemployer plan are different from a single-employer plan in that (i) assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers, (ii) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers, and (iii) if CTI chooses to stop participating in the multiemployer plan, CTI may be required to pay the plan an amount based on the unfunded status of the plan, referred to as a withdrawal liability. Any future withdrawal liability could adversely affect our business, financial condition, results of operations and cash flows.

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

We currently carry insurance from financially strong, highly rated counterparties in established markets to cover significant risks and liabilities. However, our insurance coverage may be inadequate if such claims do arise and any liability not covered by insurance could have a material adverse effect on our business. Disputes with insurance carriers, including over policy terms, reservation of rights, the applicability of coverage (including exclusions), compliance with provisions (including notice) and/or the insolvency of one or more of our insurers may significantly affect the amount or timing of recovery. Although we have been able to obtain insurance in amounts we believe to be appropriate to cover such liability to date, our insurance premiums may increase in the future as a consequence of conditions in the insurance business generally or our situation in particular. Any such increase could result in lower net income or cause the need to reduce our insurance coverage. In addition, a future claim may be brought against us that could have a material adverse impact on us.

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

The borrowings under our ABL Credit Facility are primarily at variable interest rates. If interest rates, which may be highly volatile, were to increase 100 basis points (1.0%) from December 31, 2023 rates and, assuming no change in total debt from December 31, 2023 levels, the additional annual interest expense to us would be approximately $1.9 million.

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

Many governments, regulators, investors, employees, customers and other stakeholders are increasingly focused on ESG considerations relating to businesses, including climate change and greenhouse gas emissions, human capital and diversity, equity and inclusion. We make statements about our ESG goals and initiatives through information provided on our website, press statements and other communications. Responding to these ESG considerations and implementation of these goals and initiatives involves risks and uncertainties, requires investments, which could be material, and are impacted by factors that may be outside of our control. In addition, some stakeholders may disagree with our goals and initiatives and the focus of stakeholders may change and evolve over time. Stakeholders also may have very different views on where ESG focus should be placed, including differing views of regulators in various jurisdictions in which we operate. Any failure, or perceived failure, by us to achieve our goals, further our initiatives, adhere to our public statements, comply with federal, state or international ESG laws and regulations, or meet evolving and varied stakeholder expectations and standards could result in legal and regulatory proceedings against us and materially adversely affect our business, reputation, results of operations, financial condition and stock price.

Risks Related to Our Common Stock

The market price for our common stock may be volatile.

Historically, there has been volatility in the market price for our common stock. Furthermore, the market price of our common stock could fluctuate substantially in the future in response to a number of factors, including, but not limited to, the risk factors described herein. Examples include:

●	changes in commodity prices, especially metals;
●	changes in financial estimates or recommendations by stock market analysts regarding us or our competitors;
●	the operating and stock performance of other companies that investors may deem comparable;
●	developments affecting us, our customers or our suppliers;
●	press releases, earnings releases or publicity relating to us or our competitors or relating to trends in the metals service center industry;
●	inability to meet securities analysts’ and investors’ quarterly or annual estimates or targets of our performance;
●	sales of our common stock by large shareholders;
●	the amount of shares acquired for short-term investments;
●	general domestic or international economic, market and political conditions;
●	fluctuations in the value of the U.S. dollar;
●	changes in (or changes in expectation) related to interest rates and the Federal Funds Rates;
●	changes in the legal or regulatory environment affecting our business; and
●	announcements by us or our competitors of significant acquisitions, dispositions or joint ventures, or other material events impacting the domestic or global metals industry.

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

Our quarterly results may be volatile.

Our operating results have varied on a quarterly basis during our operating history and are likely to fluctuate significantly in the future. Our operating results may be below the expectations of our investors or stock market analysts as a result of a variety of factors, including the impact of LIFO estimates, many of which are outside of our control. Factors that may affect our quarterly operating results include, but are not limited to, the risk factors listed above.

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

Michael D. Siegal, our Executive Chairman of the Board and one of our largest shareholders, owned approximately 9.9% of our outstanding common stock as of December 31, 2023. Mr. Siegal may have the ability to significantly influence matters requiring shareholder approval. In deciding how to vote on such matters, Mr. Siegal may be influenced by interests that conflict with yours.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management

Cybersecurity risk management is an integral part of our overall enterprise risk management program. Our cybersecurity risk management program is designed to provide a framework for handling cybersecurity threats and incidents, including threats and incidents associated with the use of services provided by third-party service providers, and to facilitate coordination across different departments of our company. Our processes include steps for assessing the severity of a cybersecurity threat, identifying the source of a cybersecurity threat including whether the cybersecurity threat is associated with a third-party service provider, implementing cybersecurity countermeasures and mitigation strategies and informing management and our board of directors of material cybersecurity threats and incidents. Our cybersecurity team also engages third-party security experts for risk assessment and system enhancements. In addition, our cybersecurity team provides training to all appropriate employees.

Our board of directors has overall oversight responsibility for our risk management, and delegates cybersecurity risk management oversight to the audit committee of the board of directors. The audit committee is responsible for ensuring that management has processes in place designed to identify and evaluate cybersecurity risks to which the company is exposed and implement processes and programs to manage cybersecurity risks and mitigate cybersecurity incidents. The audit committee also reports material cybersecurity risks to our full board of directors. Management is responsible for identifying, considering and assessing material cybersecurity risks on an ongoing basis, establishing processes designed to ensure that such potential cybersecurity risk exposures are monitored, putting in place mitigation measures and maintaining cybersecurity programs. Our cybersecurity programs are under the direction of our Vice President of Information Services (VP-IS) who receives reports from our cybersecurity team and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents. Our VP-IS and dedicated personnel are information system security professionals and information security managers with many years of experience. Management, including the VP-IS and our cybersecurity team, regularly update the audit committee on the company's cybersecurity programs, material cybersecurity risks and mitigation strategies and provide cybersecurity reports annually that cover, among other topics, third-party assessments of the company's cybersecurity programs, developments in cybersecurity and updates to the company's cybersecurity programs and mitigation strategies.

In 2023, we did not identify any cybersecurity incidents that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced an undetected cybersecurity incident.  For more information about these risks, please see "Risk Factors - Risks Related to our Business" in this Annual Report on Form 10-k.

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

The following table sets forth certain information concerning our principal properties including which segment’s products are serviced out of each location:

					Segment
Operation	Location	Square Feet	Function	Owned or Leased	Carbon Flat	Specialty Metals Flat	Tube and Pipe
Cleveland	Bedford Heights, Ohio (1)	127,000	Corporate offices, coil processing and distribution center	Owned	✔	✔
	Bedford Heights, Ohio (1)	121,500	Coil and plate processing, distribution center and offices	Owned	✔	✔	✔
	Bedford Heights, Ohio (1)	59,500	Plate processing, distribution center and offices	Leased (2)	✔
	Dover, Ohio	62,000	Plate processing, fabrication and distribution center	Owned	✔
Minneapolis	Plymouth, Minnesota	196,800	Coil and plate processing, distribution center and offices	Owned	✔	✔
	Plymouth, Minnesota	112,200	Plate processing, fabrication, distribution center and offices	Owned	✔
Chambersburg	Chambersburg, Pennsylvania	157,000	Plate processing, distribution center and offices	Owned	✔
	Chambersburg, Pennsylvania	150,000	Plate processing, fabrication, manufacturing, distribution center and offices	Owned	✔
Iowa	Bettendorf, Iowa	244,000	Coil and plate processing, fabrication, distribution center and offices	Owned	✔	✔
Winder	Winder, Georgia	285,000	Coil and plate processing, fabrication, distribution center and offices	Owned	✔	✔	✔
	Buford, Georgia	120,000	Coil and plate processing, fabrication, and distribution center	Leased (3)	✔	✔
Hanceville	Hanceville, Alabama	27,000	Distribution center	Leased (4)	✔
Kentucky	Mt. Sterling, Kentucky	100,000	Plate processing, fabrication and distribution center	Owned	✔	✔
	Mt. Sterling, Kentucky	107,000	Distribution center and offices	Owned	✔		✔
Gary	Gary, Indiana	183,000	Coil processing, distribution center and offices	Owned	✔	✔
Connecticut	Milford, Connecticut	134,000	Coil processing, distribution center and offices	Owned	✔	✔
Chicago	Schaumburg, Illinois	122,500	Coil and sheet processing, distribution center and offices	Owned	✔	✔
Bartlett	Bartlett, Illinois	81,400	Coil and sheet processing, fabrication and distribution center	Leased (5)	✔	✔
Berlin Metals	Hammond, Indiana	117,950	Coil processing, distribution center and offices	Leased (6)		✔
McCullough Industries	Kenton, Ohio	75,000	Manufacturing facility	Owned	✔	✔
Streetsboro	Streetsboro, Ohio	66,200	Coil and sheet processing, distribution center and offices	Owned		✔
	Latrobe, Pennsylvania	43,200	Coil and sheet processing, distribution center	Leased (7)		✔
Rock Hill	Rock Hill, South Carolina	45,075	Distribution, processing center and offices	Owned		✔
Dallas	Carrollton, Texas	44,480	Distribution, processing center and offices	Owned		✔
Houston	Houston, Texas	30,000	Distribution, processing center and offices	Leased (8)	✔

Operation	Location	Square Feet	Function	Owned or Leased	Carbon Flat	Specialty Metals Flat	Tube and Pipe
Springdale	Springdale, Arkansas	12,200	Distribution, processing center and offices	Leased (9)		✔
Kansas City	Riverside, Missouri	11,300	Distribution, processing center and offices	Leased (10)		✔
Powder Springs	Powder Springs, Georgia	11,275	Fabrication and offices	Leased (11)		✔
	Powder Springs, Georgia	17,766	Fabrication	Leased (12)		✔
	Powder Springs, Georgia	22,200	Fabrication	Leased (13)		✔
Marietta	Marietta, Georgia	11,300	Distribution and offices	Leased (14)		✔
	Marietta, Georgia	26,880	Distribution and offices	Leased (15)		✔
Hiram	Hiram, Georgia	16,000	Fabrication and offices	Leased (16)		✔
Albany	Albany, Georgia	12,000	Distribution	Leased (17)		✔
Wichita	Wichita, KS	265,404	Manufacturing, distribution and offices	Owned	✔
	Wichita, KS	162,738	Manufacturing, distribution and offices	Leased (18)	✔
Chicago	Romeoville, Illinois	363,000	Corporate offices, fabrication and distribution center	Owned			✔
St. Paul	St. Paul, Minnesota	132,000	Distribution center and offices	Owned			✔
Charlotte	Locust, North Carolina	127,600	Distribution center, fabrication and offices	Owned			✔
Fond du Lac	Fond du Lac, Wisconsin	117,000	Distribution center and offices	Owned	✔		✔
Indianapolis	Indianapolis, Indiana	79,000	Distribution center and offices	Owned			✔
Des Moines	Ankeny, Iowa	50,000	Distribution center and offices	Owned			✔
Owatonna	Owatonna, Minnesota	23,000	Production cutting center	Owned			✔
Conway	Conway, Arkansas	35,000	Manufacturing and offices	Owned			✔
	Conway, Arkansas	72,480	Manufacturing and fabrication	Leased (19)			✔
Tulsa	Tulsa, Oklahoma	50,000	Manufacturing and fabrication	Owned			✔

(1)	The Bedford Heights facilities are all adjacent properties.
(2)	This facility is leased from a related party. The lease expires on December 31, 2028, with renewal options.
(3)	The lease on this facility expires on July 1, 2027.
(4)	The lease on this facility expires on November 30, 2025, with renewal options.
(5)	The lease on this facility expires on June 30, 2027, with renewal options.
(6)	The lease on this facility expires on August 31, 2024, with renewal options.
(7)	The lease on this facility expires on May 31, 2025, with renewal options.
(8)	The lease on this facility expires on October 31, 2025, with renewal options.
(9)	The lease on this facility expires on June 30, 2024, with renewal options.
(10)	The lease on this facility expires on January 31, 2026.
(11)	The lease on this facility expires on June 30, 2029.
(12)	The lease on this facility expires on June 30, 2029.
(13)	The lease on this facility expires on June 30, 2029.
(14)	The lease on this facility expires on June 30, 2029.
(15)	The lease on this facility expires on June 30, 2029.
(16)	The lease on this facility expires on June 30, 2029.
(17)	The lease on this facility expires on January 1, 2029.
(18)	The lease on this facility expires on June 14, 2034.
(19)	The lease on this facility expires on August 31, 2026, with renewal options.

In addition to the facilities listed above, our executive office is leased and located in Highland Hills, Ohio and we have leased offices located in Bonita Springs, Florida; San Antonio, Texas and Monterrey, Mexico. Management believes we will be able to accommodate our capacity needs for the immediate future at our existing facilities.

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

Michael D. Siegal, age 71, has served as the Executive Chairman of our Board of Directors since January 2019. He previously served as our Chief Executive Officer from 1984 until December 2018 and as Chairman of our Board of Directors from 1994 until December 2018. From 1984 until January 2001, he also served as our President. He has been employed by us in a variety of capacities since 1974. Mr. Siegal serves on the Board of Directors of Twin City Fan Companies, Ltd. He currently serves as volunteer President of the World Maccabi Union and the Global Jewish Sports Movement.

Richard T. Marabito, age 60, has served as our Chief Executive Officer since January 2019. From March 2000 through December 2018, he served as our Chief Financial Officer. He joined us in 1994 as Corporate Controller and served in this capacity until March 2000. He also served as Treasurer from 1994 through 2002 and again from 2010 through 2012. Prior to joining us, Mr. Marabito served as Corporate Controller for a publicly traded wholesale distribution company and was employed by a national accounting firm in its audit department. Mr. Marabito is a Board Member and the past Chair of the Metals Service Center Institute (MSCI), a North American metals industry trade association. He serves on the Board of Trustees for the University of Mount Union and has been a Board Member of CBIZ, Inc. (CBZ: NYSE), one of the nation’s top providers of accounting, tax and advisory services, since August 2021 and currently serves as its Audit Committee Chair. He also serves on the Board of Directors for the Greater Cleveland Partnership, the largest metropolitan chamber of commerce in the United States. He served as a Board Member of the Make-A-Wish Foundation of Ohio, Kentucky and Indiana and was past Chair of its Northeast Ohio regional board.

Richard A. Manson, age 55, has served as our Chief Financial Officer since January 2019, and has been employed by us since 1996.  From January 2013 through December 2018, he served as our Vice President and Treasurer. From March 2010 through December 2012, he served as our Vice President of Human Resources and Administration.  From January 2003 through March 2010, he served as our Treasurer and Corporate Controller.  From 1996 through 2002, he served as our Director of Taxes and Risk Management.  Prior to joining us, Mr. Manson was employed for seven years by a national accounting firm in its tax department.  Mr. Manson is a member of the Board of Directors of Catholic Charities, Diocese of Cleveland and the Advisory Board of Seeds of Literacy.  Mr. Manson is a certified public accountant and member of the Ohio Society of Certified Public Accountants and the American Institute of Certified Public Accountants.

Andrew S. Greiff, age 62, has served as our President and Chief Operating Officer since January 2020. From August 2016 through December 2019, he served as Executive Vice President and Chief Operating Officer. He previously served as President, Specialty Metals from 2011 to 2016 after having joined us in 2009 as Vice President of Specialty Metals. Prior thereto, Mr. Greiff spent 24 years in various positions within the steel industry and served as the President and CEO of his own steel trading company. Mr. Greiff served as a Board Member of the MSCI and a past director of Jewish Big Brother Big Sister and the Anti-Defamation League.

Lisa K. Christen, age 47, has served as our Vice President & Treasurer since January 2023. From January 2019 through December 2022, she served as our Corporate Controller & Treasurer. From March 2010 through December 2018, she served as our Corporate Controller. From 1999 through 2010 she served in various positions within the accounting department.  Ms. Christen serves as the Treasurer and is a Board Member of Seton Catholic School in Hudson, Ohio and serves on the finance committee of Walsh Jesuit High School, in Cuyahoga Falls, Ohio. Ms. Christen is a certified public accountant and member of the Ohio Society of Certified Public Accountants and the American Institute of Certified Public Accountants.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock trades on the Nasdaq Global Select Market under the symbol “ZEUS.”

Holders of Record

As of January 31, 2024, there were approximately 98 holders of record of our common stock.

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

Issuer Purchases of Equity Securities

We did not purchase any of our equity securities during the quarter ended December 31, 2023.

On October 2, 2015, we announced that our Board of Directors authorized a stock repurchase program of up to 550,000 shares of the Company’s issued and outstanding common stock, which could include open market repurchases, negotiated block transactions, accelerated stock repurchases or open market solicitations for shares, all or some of which may be effected through Rule 10b5-1 plans. Any of the repurchased shares will be held in our treasury, or canceled and retired as our Board may determine from time to time. Any repurchases of common stock are subject to the covenants contained in the ABL Credit Facility. Our ABL Credit Facility restricts the aggregate amount of dividends and common stock repurchases that we can pay to $15.0 million annually without limitations. Purchases in excess of $15.0 million require us to (i) maintain availability in excess of 20.0% of the aggregate revolver commitments or (ii) to maintain availability equal to or greater than 15.0% of the aggregate revolver commitments and we must maintain a pro-forma ratio of EBITDA minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00. The timing and amount of any repurchases under the stock repurchase program will depend upon several factors, including market and business conditions, and limitations under the ABL Credit Facility. Repurchases may be discontinued at any time. As of December 31, 2023, 360,212 shares remain authorized for repurchase under the program.

Recent Sales of Unregistered Securities

We did not have any unregistered sales of equity securities during the quarter ended December 31, 2023.

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

Overview

We are a leading metals service center focused on the direct sale and value-added processing of carbon and coated sheet, plate and coil products; stainless steel sheet, plate, bar and coil; aluminum sheet, plate and coil; pipe, tube bar, valves and fittings, tin plate and metal-intensive end-use products. We provide metals processing and distribution services for a wide range of customers. We operate in three reportable segments: specialty metals flat products, carbon flat products, and tubular and pipe products. Our specialty metals flat products segment's focus is on the direct sale and distribution of processed aluminum and stainless flat-rolled sheet and coil products, flat bar products, prime tin mill products and fabricated parts. Through acquisitions, our specialty metals flat products segment has expanded its geographical footprint and enhanced its product offerings in stainless steel and aluminum plate, sheet, angles, rounds, flat bar, tube and pipe and the manufacturing and distribution of stainless steel bollards and water treatment systems. Our carbon flat products segment's focus is on the direct sale and distribution of large volumes of processed carbon and coated flat-rolled sheet, coil and plate products and fabricated parts. Through acquisitions, our carbon flat products segment has expanded its product offerings to include self-dumping metal hoppers and steel and stainless-steel dump inserts for pickup truck and service truck beds. Through the acquisition of Metal-Fab, on January 3, 2023, the carbon flat products segment further expanded its product offerings to include venting, micro air and clean air products for residential, commercial and industrial applications. Our tubular and pipe products segment's focus is on the distribution of metal tubing, pipe, bar, valves and fittings and the fabrication of parts supplied to various industrial markets. Through the acquisition of CTB, on October 2, 2023, the tubular and pipe products segment further expanded its geographic footprint and extended its value-added contract manufacturing capabilities. We also perform toll processing of customer-owned metals. We sell certain products internationally, primarily in Canada and Mexico. International sales are immaterial to our consolidated financial results and to the individual segments' results.

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

Specialty metals flat products

The primary focus of our specialty metals flat products segment is on the direct sale and distribution of processed aluminum and stainless flat-rolled sheet and coil products, flat bar products, prime tin mill products and fabricated parts. Through acquisitions, our specialty metals flat products segment has expanded its geographical footprint and enhanced its product offerings in stainless steel and aluminum plate, sheet, angles, rounds, flat bar, tube and pipe and the manufacturing and distribution of stainless steel bollards and water treatment systems. We act as an intermediary between metals producers and manufacturers that require processed metals for their operations. We serve customers in various industries, including manufacturers of food service and commercial appliances, agriculture equipment, transportation and automotive equipment. We distribute these products primarily through a direct sales force.

Carbon flat products

The primary focus of our carbon flat products segment is on the direct sale and distribution of large volumes of processed carbon and coated flat-rolled sheet, coil and plate products and fabricated parts. Through acquisitions, our carbon flat products segment has expanded its product offerings to include self-dumping hoppers and steel and stainless-steel dump inserts for pickup truck and service truck beds. Through the acquisition of Metal-Fab, on January 3, 2023, the carbon flat products segment further expanded its product offerings to include venting, micro air and clean air products for residential, commercial and industrial applications. We act as an intermediary between metals producers and manufacturers that require processed metals for their operations. We serve customers in most metals consuming industries, including manufacturers and fabricators of transportation and material handling equipment, construction and farm machinery, storage tanks, environmental and energy generation equipment, automobiles, military vehicles and equipment, as well as general and plate fabricators and metals service centers. We distribute these products primarily through a direct sales force.

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

Tubular and pipe products

The primary focus of our tubular and pipe products segment is on the distribution of metal tubing, pipe, bar, valve and fittings and the fabrication of pressure parts supplied to various industrial markets. Through the acquisition of CTB, on October 2, 2023, the tubular and pipe products segment further expanded its geographic footprint and extended its value-added contract manufacturing capabilities. The tubular and pipe products segment operates from 10 locations in the Midwestern and Southern United States. The tubular and pipe products segment distributes its products primarily through a direct sales force.

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

Results of Operations

This section of this Annual Report on Form 10-K generally discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022. Discussions of 2021 items and year-to-year comparisons between 2022 and 2021 that are not included in this Annual Report on Form 10-K can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

2023 Compared to 2022

Our results of operations are impacted by the market price of metals. Metals prices fluctuate significantly and changes to our net sales, cost of materials sold, gross profit, cost of inventory and profitability, are all impacted by industry metals pricing.

Metals prices in our specialty metals products segment decreased during 2023 compared to 2022 due to decreases in metal surcharges experienced during 2023. The average price of stainless surcharges decreased 21.6% during 2023 compared to 2022. Metals prices in our carbon flat products segment saw a 45% decrease between April and September 2023. This decreased the average pricing on hot rolled coil steel by $85 per ton, or 8.5%. However, year-over-year industry metals pricing on hot rolled coil steel increased during 2023 when compared to 2022 by $435 per ton, or 65.5%. Despite the increases in year-over-year industry metals pricing during 2023, our average selling prices and average cost of materials sold were lower during 2023 than 2022 in each operating segment. Metals pricing for the tubular and pipe products segment lags behind the carbon flat products segment by several months.

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

Consolidated Operations

The following table sets forth certain consolidated income statement data for the years ended December 31, 2023 and 2022 (dollars shown in thousands):

	2023		2022
		% of net sales		% of net sales
Net sales	$2,158,163	100.0	$2,559,990	100.0
Cost of materials sold (a)	1,684,663	78.1	2,073,930	81.0
Gross profit (b)	473,500	21.9	486,060	19.0
Operating expenses (c)	395,829	18.3	352,313	13.8
Operating income	77,671	3.6	133,747	5.2
Other loss, net	78	0.0	45	0.0
Interest and other expense on debt	16,006	0.7	10,080	0.4
Income before income taxes	61,587	2.9	123,622	4.8
Income taxes	17,058	0.8	32,691	1.2
Net income	$44,529	2.1	$90,931	3.6

(a) Includes $8,258 of LIFO income and $565 of LIFO expense in 2023 and 2022, respectively.
(b) Gross profit is calculated as net sales less the cost of materials sold.
(c) Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Net sales decreased $401.8 million, or 15.7%, to $2.2 billion in 2023 from $2.6 billion in 2022. Specialty metals flat products net sales decreased $208.3 million, or 26.8%, to $567.7 million in 2023 compared to $776.0 million in 2022 and were 26.3% of total net sales in 2023 compared to 30.3% of total net sales in 2022. Carbon flat products net sales decreased $135.5 million, or 10.0%, to $1.2 billion in 2023 compared to $1.4 billion in 2022 and were 56.6% of total net sales in 2023 compared to 53.0% of total net sales in 2022. Tubular and pipe products net sales decreased $58.0 million, or 13.6%, to $369.3 million in 2023 compared to $427.4 million in 2022 and were 17.1% of total net sales in 2023 compared to 16.7% of total net sales in 2022. The decrease in net sales was due to a 17.4% decrease in consolidated average selling prices during 2023 compared to 2022 partially offset by a 2.0% increase in consolidated volume. Average selling prices in 2023 were $2,023 per ton, compared to $2,448 per ton in 2022. The decrease in the average selling price is a result of the market pricing dynamics discussed above in Results of Operations.

Cost of materials sold decreased $389.3 million, or 18.8%, to $1.7 billion in 2023 from $2.1 billion in 2022. During 2023, we recorded LIFO income of $8.3 million compared to LIFO expense of $0.6 million in 2022. The decrease in cost of materials sold in 2023 is primarily related to decreased average metals pricing in 2023 compared to 2022.

As a percentage of net sales, gross profit (as defined in footnote (b) in the table above) increased to 21.9% in 2023 from 19.0% in 2022. The increase in the gross profit as a percentage of net sales is due to the acquisitions of Metal-Fab and CTB during 2023, as well as average costs of inventory decreasing more quickly than the average selling prices as discussed above in Results of Operations.

Operating expenses (as defined in footnote (c) in the table above) increased $43.5 million, or 12.4%, to $395.8 million in 2023 from $352.3 million in 2022. As a percentage of net sales, operating expenses increased to 18.3% in 2023 from 13.8% in 2022. Operating expenses in the specialty metals flat products segment decreased $21.8 million, operating expenses in the carbon flat products segment increased $55.7 million, operating expenses in the tubular and pipe products segment increased $8.9 million, and corporate expenses increased $0.7 million. Operating expenses increased during 2023 as a result of the inclusion of operating expenses related to the January 3, 2023 acquisition of Metal-Fab for the carbon flat products segment and the October 2, 2023 acquisition of CTB for the tubular and pipe segment, partially offset by lower year-over-year variable performance-based incentive compensation and reduced operating costs for the specialty metals flat products segment.

Interest and other expense on debt totaled $16.0 million in 2023 compared to $10.1 million in 2022. Our effective borrowing rate, exclusive of deferred financing fees and commitment fees, was 5.9% in 2023 compared to 3.2% in 2022. The increased effective borrowing rate is due to higher interest rates compared to 2022. Total average borrowings decreased $41.0 million, or 14.6%, to $239.4 million in 2023 from $280.4 million in 2022.

Income before income taxes totaled $61.6 million, or 2.9% of net sales, in 2023, compared to income before taxes of $123.6 million, or 4.8% of net sales, in 2022.

An income tax provision of 27.7% was recorded in 2023, compared to an income tax provision of 26.4% in 2022.

Net income in 2023 totaled $44.5 million, or $ 3.85 per basic and diluted share, compared to net income of $90.9 million, or $ 7.87 per basic and diluted share, in 2022.

Segment Results of Operations

Specialty metals flat products

The following table sets forth certain income statement data for the specialty metals flat products segment for the years ended December 31, 2023 and 2022 (dollars shown in thousands, except per ton data):

	2023		2022
		% of net sales		% of net sales
Direct tons sold	112,412		135,584
Toll tons sold	3,175		6,508
Total tons sold	115,587		142,092

Net sales	$567,728	100.0	$776,022	100.0
Average selling price per ton	4,912		5,461
Cost of materials sold	473,784	83.5	589,472	76.0
Gross profit (a)	93,944	16.5	186,550	24.0
Operating expenses (b)	71,060	12.5	92,888	11.9
Operating income	$22,884	4.0	$93,662	12.1

(a) Gross profit is calculated as net sales less the cost of materials sold.
(b) Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Tons sold in our specialty metals flat product segment decreased 27 thousand tons, or 18.7%, to 115 thousand tons in 2023 from 142 thousand tons in 2022. The decrease in tons sold was due to a shift towards lower volume fabrication and value-added services and an overall market decrease in the demand for stainless steel as domestic stainless steel mills ended their allocation programs during the second half of 2022. We do not report tons sold for our end-use products.

Net sales in our specialty metals flat products segment decreased $208.3 million, or 26.8%, to $567.7 million in 2023 from $776.0 million in 2022. The decrease in sales was due to a 10.1% decrease in average selling prices and by a 18.7% decrease in sales volume during 2023 compared to 2022. Average selling prices in 2023 decreased to $4,912 per ton, compared to $5,461 per ton in 2022. The decrease in the year-over-year average selling price per ton is a result of the decreased industry metals pricing discussed above in Results of Operations.

Cost of materials sold decreased $115.7 million, or 19.6%, to $473.8 million in 2023 from $589.5 million in 2022. The decrease in cost of materials sold was due to the decrease in industry metals pricing discussed above in Results of Operations.

As a percentage of net sales, gross profit (as defined in footnote (a) in the table above) decreased to 16.5% in 2023 from 24.0% in 2022. The average gross profit per ton sold totaled $813 in 2023 compared to $1,313 in 2022. The decrease in the gross profit as a percentage of net sales is due to average selling price decreasing more quickly than the average cost of inventory as discussed above in Results of Operations.

Operating expenses (as defined in footnote (b) in the table above) decreased $21.8 million, or 23.5%, to $71.1 million in 2023 from $92.9 million in 2022. As a percentage of net sales, operating expenses increased to 12.5% of net sales in 2023 from 11.9% in 2022. The decrease in operating expenses was primarily attributable to lower year-over-year variable performance-based incentive compensation and reduced operating costs.

Operating income for 2023 totaled $22.9 million, or 4.0% of net sales, compared to $93.7 million, or 12.1% of net sales, in 2022.

Carbon flat products

The following table sets forth certain income statement data for the carbon flat products segment for the years ended December 31, 2023 and 2022 (dollars shown in thousands, except per ton data):

	2023		2022
		% of net sales		% of net sales
Direct tons sold	820,144		777,748
Toll tons sold	34,048		29,171
Total tons sold	854,192		806,919

Net sales	$1,221,093	100.0	$1,356,605	100.0
Average selling price per ton	1,430		1,681
Cost of materials sold	963,667	78.9	1,164,459	85.8
Gross profit (a)	257,426	21.1	192,146	14.2
Operating expenses (b)	222,844	18.2	167,131	12.4
Operating income	$34,582	2.8	$25,015	1.8

(a) Gross profit is calculated as net sales less the cost of materials sold.
(b) Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Tons sold increased 47 thousand tons, or 5.9%, to 854 thousand tons in 2023 from 806 thousand tons in 2022. Toll tons sold increased 4 thousand tons, or 16.7%, to 34 thousand tons in 2023 from 29 thousand tons in 2022. We do not report tons sold for our end-use products.

Net sales decreased $135.5 million, or 10.0%, to $1.2 billion in 2023 from $1.4 billion in 2022. The decrease in sales was due to a 15.0% decrease in average selling prices partially offset by a 5.9% increase in sales volume. Average selling prices in 2023 decreased to $1,430 per ton, compared to $1,681 per ton in 2022.

Cost of materials sold decreased $200.8 million, or 17.2%, to $963.7 million in 2023 from $1.2 billion in 2022. The decrease in cost of materials sold was due to decreased industry metals pricing discussed above in Results of Operations.

As a percentage of net sales, gross profit (as defined in footnote (a) in the table above) increased to 21.1% in 2023 from 14.2% in 2022. The average gross profit per ton sold increased $63 per ton, or 26.6%, to $301 in 2023 from $238 in 2022. The increase in gross profit as a percentage of net sales, and per ton, is a result of the acquisition of Metal-Fab during 2023, as well as average cost of inventory decreasing more quickly than the average selling prices as discussed above in Results of Operations.

Operating expenses in 2023 increased $55.7 million, or 33.3%, to $222.8 million from $167.1 million in 2022. As a percentage of net sales, operating expenses increased to 18.2% in 2023 from 12.4% in 2022. Operating expenses increased primarily due to the January 3, 2023 acquisition of Metal-Fab and a 5.9% increase in year-over-year sales volume.

Operating income totaled $34.6 million, or 2.8% of net sales, in 2023 compared to operating income of $25.0 million, or 1.8% of net sales, in 2022.

Tubular and pipe products

The following table sets forth certain income statement data for the tubular and pipe products segment for the years ended December 31, 2023 and 2022 (dollars shown in thousands).

	2023		2022
		% of net sales		% of net sales
Net sales	$369,342	100.0	$427,363	100.0
Cost of materials sold (a)	247,212	66.9	319,999	74.9
Gross profit (b)	122,130	33.1	107,364	25.1
Operating expenses (c)	81,438	22.0	72,508	16.9
Operating income	$40,692	11.0	$34,856	8.2

(a) Includes $8,258 of LIFO income and $565 of LIFO expense in 2023 and 2022, respectively.
(b) Gross profit is calculated as net sales less the cost of materials sold.
(c) Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Net sales decreased $58.0 million, or 13.6%, to $369.3 million in 2023 from $427.4 million in 2022. The decrease in net sales was due to a 13.9% decrease in average selling prices offset by a 0.3% increase in sales volume during 2023.

Cost of materials sold decreased $72.8 million, or 22.7%, to $247.2 million in 2023 from $320.0 million in 2022. The decrease in cost of materials sold is due to decreased metals pricing discussed above in Results of Operations. As a result of continued decreasing prices, during 2023, our tubular and pipe products segment recorded $8.3 million of LIFO income, compared to $0.6 million of LIFO expense recorded in 2022.

As a percentage of net sales, gross profit (as defined in footnote (b) in the table above) increased to 33.1% in 2023 compared to 25.1% in 2022. As a percentage of net sales, the LIFO income recorded in 2023 increased gross profit by 2.2% compared to the LIFO expense recorded in 2022, which decreased gross profit by 0.1%.

Operating expenses (as defined in footnote (c) in the table above) increased $8.9 million, or 12.3%, to $81.4 million in 2023 from $72.5 million in 2022. As a percentage of net sales, operating expenses increased to 22.0% in 2023 compared to 16.9% in 2022. Operating expenses increased primarily due to the October 2, 2023 acquisition of CTB.

Operating income for 2023 totaled $40.7 million, or 11.0% of net sales, compared to $34.9 million, or 8.2% of net sales, in 2022.

Corporate expenses

Corporate expenses increased $0.7 million, or 3.5%, to $20.5 million in 2023 compared to $19.8 million in 2022. Corporate expense increased primarily due to $3.5 million of fees related to the acquisitions of Metal-Fab and CTB, partially offset by decreased variable performance-based incentive compensation.

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

2023 Compared to 2022

Operating Activities

During 2023, we generated $175.2 million of cash from operations, of which $94.1 million was generated from working capital and $81.1 million was generated from operating activities. Net cash from operations during 2023 was primarily comprised of net income of $44.5 million and the $27.2 million addback of non-cash depreciation and amortization expense. During 2022, we generated $185.9 million of net cash for operations, of which $111.8 million was generated from operating activities and $74.1 million was generated from working capital. Net cash from operations during 2022 was primarily comprised of net income of $90.9 million and the $20.2 million addback of non-cash depreciation and amortization expense.

Working capital at December 31, 2023 totaled $422.9 million, a $70.5 million decrease from December 31, 2022. The decrease was primarily attributable to a $51.5 million decrease in inventory, a $44.6 million decrease in accounts receivable, a $12.1 million increase in accounts payable and outstanding checks, offset by a $11.9 million decrease in accrued payroll and other accrued liabilities and a $2.3 million increase in prepaid expenses and other.

Investing Activities

Net cash used for investing activities was $190.8 million during 2023, compared to $16.6 million during 2022. Investment activities in 2023 included $169.8 million for the acquisitions of Metal-Fab on January 3, 2023 and CTB on October 2, 2023 and $21.3 million of capital expenditures, primarily attributable to processing equipment at our existing facilities. Investment activities in 2022 included $19.9 million of capital expenditures, primarily attributable to processing equipment at our existing facilities, partially offset by the $3.3 million gain on the sale of the Milan, IL facility.

Financing Activities

During 2023, $16.8 million of cash was generated from financing activities, which primarily consisted of $24.5 million of net borrowings under our ABL Credit Facility, offset by, $5.6 million of dividends paid, $1.2 million of payments for credit facility fees and expenses and a $1.0 million of principal payments for financing lease obligations. During 2022, $166.9 million of cash was used for financing activities, which primarily consisted of $162.1 million of net repayments under our ABL Credit Facility, $4.0 million of dividends paid, $0.7 million of principal payments for financing lease obligations and $0.1 million of payments for credit facility fees and expenses.

In February 2024, our Board of Directors approved a regular quarterly dividend of $0.15 per share, which is payable on March 15, 2024 to shareholders of record as of March 4, 2024. Our Board previously approved 2023 and 2022 regular quarterly dividends of $0.125 per share and $0.09 per share, respectively, which were paid in March, June, September and December of 2023 and 2022. Dividend distributions in the future are subject to the availability of cash, limitations on cash dividends under our ABL Credit Facility and continuing determination by our Board of Directors that the payment of dividends remains in the best interest of our shareholders.

Stock Repurchase Program

In 2015, our Board of Directors authorized a stock repurchase program of up to 550,000 shares of our issued and outstanding common stock, which could include open market repurchases, negotiated block transactions, accelerated stock repurchases or open market solicitations for shares, all or some of which may be effected through Rule 10b5-1 plans. Repurchased shares will be held in our treasury, or canceled and retired as our Board of Directors may determine from time to time. Any repurchases of common stock are subject to the covenants contained in the ABL Credit Facility. Under the ABL Credit Facility, we may repurchase common stock and pay dividends up to $15.0 million in the aggregate during any trailing twelve months without restrictions. Purchases in excess of $15.0 million require us to (i) maintain availability in excess of 20.0% of the aggregate revolver commitments ($125.0 million at December 31, 2023) or (ii) to maintain availability equal to or greater than $15.0 of the aggregate revolver commitments ($93.8 million at December 31, 2023) and we must maintain a pro forma ratio of earnings before interest, taxes, depreciation and amortization, or EBITDA, minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00. The timing and amount of any repurchases under the stock repurchase program will depend upon several factors, including market and business conditions, and limitations under the ABL Credit Facility, and repurchases may be discontinued at any time. As of December 31, 2023, 360,212 shares remain authorized for repurchase under the program. No shares were repurchased during 2022 or 2023.

There were no shares repurchased during 2023 or 2022.

At- the-Market Equity Program

On September 3, 2021, we commenced an at-the-market, or ATM, equity program under our shelf registration statement, which allows us to sell and issue up to $50 million in shares of our common stock from time to time. We entered into an Equity Distribution Agreement on September 3, 2021 with KeyBanc Capital Markets Inc., or KeyBanc, relating to the issuance and sale of shares of common stock pursuant to the program. KeyBanc is not required to sell any specific amount of securities but will act as our sales agent using commercially reasonable efforts consistent with its normal trading and sales practices, on mutually agreed terms between KeyBanc and us. KeyBanc will be entitled to compensation for shares sold pursuant to the program of 2.0% of the gross proceeds of any shares of common stock sold under the Equity Distribution Agreement. No shares were sold under the ATM program during 2023 or 2022.

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

The ABL Credit Facility contains customary representations and warranties and certain covenants that limit our ability to, among other things: (i) incur or guarantee additional indebtedness; (ii) pay distributions on, redeem or repurchase capital stock or redeem or repurchase subordinated debt; (iii) make investments; (iv) sell assets; (v) enter into agreements that restrict distributions or other payments from restricted subsidiaries to us; (vi) incur or suffer to exist liens securing indebtedness; (vii) consolidate, merge or transfer all or substantially all of their assets; and (viii) engage in transactions with affiliates. In addition, the ABL Credit Facility contains a financial covenant which provides that: (i) if any commitments or obligations are outstanding and our availability is less than the greater of $30 million or 10.0% of the aggregate amount of revolver commitments ($62.5 million at December 31, 2023) or 10.0% of the aggregate borrowing base ($53.4 million at December 31, 2023), then we must maintain a ratio of EBITDA minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00 for the most recent twelve fiscal month period.

We have the option to borrow under its revolver based on the agent’s base rate plus a premium ranging from 0.00% to 0.25% or the Secured Overnight Financing Rate, or SOFR, plus a premium ranging from 1.25% to 2.75%.

As of December 31, 2023, we were in compliance with our covenants and had approximately $339.4 million of availability under the ABL Credit Facility.

As of December 31, 2023, $1.7 million of bank financing fees were included in “Prepaid expenses and other” and “Other long-term assets” on the accompanying Consolidated Balance Sheets. The financing fees are being amortized over the five-year term of the ABL Credit Facility and are included in “Interest and other expense on debt” on the accompanying Consolidated Statements of Comprehensive Income.

On January 10, 2019, we entered into a five-year forward starting fixed rate interest rate hedge in order to eliminate the variability of cash interest payments on $75 million of the outstanding SOFR based borrowings under the ABL Credit Facility. The interest rate hedge fixed the rate at 2.42%. The interest rate swap expired on January 10, 2024.

Contractual and Other Obligations

The following table reflects the material cash requirements for our contractual and other obligations as of December 31, 2023. We believe that funds available under our ABL Credit Facility, together with funds generated from operations, will be sufficient to provide us with the liquidity necessary to satisfy these obligations in the short-term over the next 12 months and also in the long-term beyond the next 12 months.

Contractual and Other Obligations			Less than			More than
(amounts in thousands)		Total	1 year	1-3 years	3-5 years	5 years
Long-term debt obligations	(a)	190,198	$-	$190,198	$-	$-
Interest obligations	(b)	33,020	13,350	19,670	-	-
Finance lease obligations	(c)	3,502	1,218	1,528	717	39
Unrecognized tax positions	(d)	174	10	164	-	-
Other long-term liabilities	(e)	17,882	2,866	8,046	4,856	2,114
Total contractual and other obligations		$244,776	$17,444	$219,606	$5,573	$2,153

(a)	See Note 10 to the Consolidated Financial Statements.
(b)	Future interest obligations are calculated using the debt balances and interest rates in effect on December 31, 2023.
(c)	See Note 9 to the Consolidated Financial Statements.
(d)	See Note 15 to the Consolidated Financial Statements. Classification is based on expected settlement dates and the expiration of certain statutes of limitations.
(e)	Consists of retirement liabilities, long-term cash incentives and deferred compensation payable in future years.

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

Other than derivative instruments discussed in Note 11 to the Consolidated Financial Statements, as of December 31, 2023, we had no material off-balance sheet arrangements.

Effects of Inflation

Inflation generally affects us by increasing the cost of employee wages and benefits, transportation services, energy, borrowings under our credit facility, processing equipment, and purchased metals. Although general inflation, excluding increases in the price of metals and increased labor, has increased during 2023, it has not had a material effect on our financial results during the past three years, but may have a significant impact in future years.

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

Certain inventoried products of our tubular and pipe segment are stated under the LIFO method. At December 31, 2023, and December 31, 2022, approximately $38.2 million, or 9.9% of consolidated inventory, and $46.3 million, or 11.1% of consolidated inventory, respectively, was reported under the LIFO method of accounting. The cost of the remainder of our tubular and pipe product segment’s inventory is determined using a weighted average rolling first-in, first-out (FIFO) method.

On the Consolidated Statements of Comprehensive Income, “Costs of materials sold” consists of the cost of purchased metals, inbound and internal transfer freight, external processing costs, and LIFO income or expense.

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

Impact of Recently Issued Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure".  The objective of this ASU is to enhance the disclosures a public entity provides about their reportable segments. The ASU does not amend any of the existing guidance or requirements in Topic 280, Segment Reporting. Under the ASU, public entities must disclose incremental segment information on both an annual and interim basis.  The ASU is effective for annual periods beginning after December 15, 2023 and interim periods beginning after December 15, 2024, applied retroactively. We do not anticipate this having a material impact on our Consolidated Financial Statements.

In December 2023, the FASB issued ASU No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures". The objective of this ASU is to improve the information a reporting entity provides to users of financials statements about the entity's operations and the effects of related tax risks and tax planning on the entity's tax rate and potential future cash flows. The ASU enhances disclosures regarding the rate reconciliation, income taxes paid and other items. The ASU is effective for annual periods beginning after December 15, 2024 for public business entities. We are not an early adopter of this guidance and its impacts are not included prospectively or retrospectively on our Consolidated Financial Statements included in this Annual Report on Form 10-K.

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”. The objective of this ASU is to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments in this ASU are elective and apply to all entities, subject to meeting certain criteria, that have contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. Then in December 2022, the FASB issued ASU No. 2022-06 “Deferral of the Sunset Date of Topic 848” which amends and extends the sunset date to December 31, 2024. We adopted this ASU in the first quarter of 2023 for the modification of the asset-based credit facility (the ABL Credit Facility) and the interest rate hedge which did not have a material impact on our Consolidated Financial Statements.

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

Approximately 48%, 52% and 47% of our consolidated net sales in 2023, 2022 and 2021, respectively, were directly related to industrial machinery and equipment manufacturers and their fabricators.

Inflation generally affects us by increasing the cost of employee wages and benefits, transportation services, energy, borrowings under our credit facility, processing equipment, and purchased metals. Although general inflation, excluding increases in the price of metals and increased labor and distribution expense, has increased during 2023, it has not had a material effect on our financial results during the past three years, but may have a significant impact in future years.

We are exposed to the impact of fluctuating metals prices and interest rate changes. During 2023, 2022 and 2021, we entered into metals swaps at the request of customers. These derivatives have not been designated as hedging instruments. For certain customers, we enter into contractual relationships that entitle us to pass-through the economic effect of trading positions that we take with other third parties on our customers’ behalf.

Our primary interest rate risk exposure results from variable rate debt. If interest rates in the future were to increase 100 basis points (1.0%) from December 31, 2023 rates and, assuming no change in total debt from December 31, 2023 levels, the additional annual interest expense to us would be approximately $1.9 million. We have the option to enter into 30- to 180-day fixed base rate SOFR loans under the revolving credit facility provided by our ABL Credit Facility.

On January 10, 2019, we entered into a five-year interest rate swap that locked the interest rate at 2.42% on $75 million of our revolving debt. The interest rate swap expired on January 10, 2024.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Olympic Steel, Inc.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Olympic Steel, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Olympic Steel, Inc. (an Ohio corporation) and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 23, 2024 expressed an unqualified opinion.

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

Business Acquisition - Metal-Fab - valuation of customer relationships and trade name intangible assets

As described further in Note 2 to the consolidated financial statements, the Company acquired Metal-Fab on January 3, 2023 for a cash purchase price of approximately $131.2 million. The acquisition was accounted for as a business combination and the assets acquired and liabilities assumed were valued at fair value on the date of acquisition.  Specifically, the Company identified customer relationships and a trade name of approximately $36.5 million and  $11.5 million, respectively.  We identified the valuation of customer relationships and trade name intangible assets acquired in the Metal-Fab acquisition as a critical audit matter.

The principal consideration for our determination that the valuation of  customer relationships and trade name intangible assets acquired in the Metal-Fab acquisition are a critical audit matter is the high degree of auditor judgment and subjectivity in performing procedures and  evaluating management’s significant assumptions relating to the projected forecasted information including the revenue growth rate and discount rate.

Our audit procedures related to the valuation of customer relationships and trade name intangible assets acquired in the Metal-Fab acquisition included the following, among others:

●

We tested the design and operating effectiveness of relevant controls over the development and review of significant assumptions used in the determination of the fair value of the customer relationships and trade name intangible assets.

●	We tested the projected financial information including the revenue growth rate by assessing the reasonableness of management's forecasts compared o historical results and forecasted industry trends.

●

With the assistance of our valuation specialists, we evaluated the appropriateness of the valuation methodology used to determine the fair value of the customer relationship and trade name and the reasonableness of the discount rate used by management. We developed an independent estimate of the discount rate using comparable companies and compared that rate to the rate selected by management.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2019.

Cleveland, Ohio

February 23, 2024

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Olympic Steel, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Olympic Steel, Inc. (an Ohio corporation) and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2023, and our report dated February 23, 2024 expressed an unqualified opinion on those financial statements.

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

February 23, 2024

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, our management used the criteria established in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on our assessment, we concluded that, as of December 31, 2023, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report, which appears herein.

Olympic Steel, Inc.

Consolidated Statements of Comprehensive Income

For The Years Ended December 31,

(in thousands, except per share data)

	2023	2022	2021

Net sales	$2,158,163	$2,559,990	$2,312,253

Costs and expenses
Cost of materials sold (excludes items shown separately below)	1,684,663	2,073,930	1,802,052
Warehouse and processing	122,212	104,668	103,017
Administrative and general	122,239	114,004	104,617
Distribution	66,979	60,529	55,404
Selling	41,436	40,174	41,881
Occupancy	16,520	13,200	12,500
Depreciation	21,545	17,285	17,952
Amortization	4,898	2,453	2,364
Total costs and expenses	2,080,492	2,426,243	2,139,787
Operating income	77,671	133,747	172,466
Other loss, net	78	45	36
Income before interest and income taxes	77,593	133,702	172,430
Interest and other expense on debt	16,006	10,080	7,631
Income before income taxes	61,587	123,622	164,799
Income tax provision	17,058	32,691	43,748
Net income	$44,529	$90,931	$121,051

Gain (loss) on cash flow hedges	(1,693)	4,409	2,960
Tax effect of hedges	423	(1,102)	(740)
Total comprehensive income	$43,259	$94,238	$123,271

Net income per share - basic	$3.85	$7.87	$10.53
Weighted average shares outstanding - basic	11,573	11,551	11,492
Net income per share - diluted	$3.85	$7.87	$10.52
Weighted average shares outstanding - diluted	11,578	11,559	11,503

Dividends declared per share of common stock	$0.50	$0.36	$0.08

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Consolidated Balance Sheets

As of December 31,

(in thousands)

	2023	2022
Assets
Cash and cash equivalents	$13,224	$12,189
Accounts receivable, net	191,149	219,789
Inventories, net (includes LIFO reserves of $12,043 and of $20,301 as of December 31, 2023 and 2022, respectively)	386,535	416,931
Prepaid expenses and other	12,261	9,197
Total current assets	603,169	658,106
Property and equipment, at cost	483,448	429,810
Accumulated depreciation	(297,340)	(281,478)
Net property and equipment	186,108	148,332
Goodwill	52,091	10,496
Intangible assets, net	92,621	32,035
Other long-term assets	16,466	14,434
Right-of use assets, net	34,380	28,224
Total assets	$984,835	$891,627

Liabilities
Accounts payable	$119,718	$101,446
Accrued payroll	30,113	40,334
Other accrued liabilities	22,593	16,824
Current portion of lease liabilities	7,813	6,098
Total current liabilities	180,237	164,702
Credit facility revolver	190,198	165,658
Other long-term liabilities	20,151	12,619
Deferred income taxes	11,510	10,025
Lease liabilities	27,261	22,655
Total liabilities	429,357	375,659

Commitments and contingencies (Note 14)

Shareholders' Equity
Preferred stock, without par value, 5,000 shares authorized, no shares issued or outstanding	-	-
Common stock, without par value, 20,000 shares authorized; 11,133 and 11,130 issued; 11,133 and 11,130 shares outstanding	136,541	134,724
Accumulated other comprehensive income	41	1,311
Retained earnings	418,896	379,933
Total shareholders' equity	555,478	515,968
Total liabilities and shareholders' equity	$984,835	$891,627

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Consolidated Statements of Cash Flows

For The Years Ended December 31,

(in thousands)

	2023	2022	2021

Net income	$44,529	$90,931	$121,051
Adjustments to reconcile net income to net cash from (used for) operating activities -
Depreciation and amortization	27,176	20,206	20,954
Gain on disposition of property and equipment	(133)	(2,185)	(22)
Gain on disposition of Detroit operation (before expenses of $2,569)	-	-	(6,068)
Stock-based compensation	1,817	1,297	1,045
Intangibles and other long-term assets	(1,257)	1,304	6,796
Deferred income taxes and other long-term liabilities	8,950	235	(6,231)
	81,082	111,788	137,525
Changes in working capital:
Accounts receivable	44,576	64,781	(131,459)
Inventories	51,538	68,098	(241,899)
Prepaid expenses and other	(2,324)	792	(4,850)
Accounts payable	10,568	(52,274)	60,538
Change in outstanding checks	1,576	5,071	(1,189)
Accrued payroll and other accrued liabilities	(11,857)	(12,403)	34,960
	94,077	74,065	(283,899)
Net cash from (used for) operating activities	175,159	185,853	(146,374)

Cash flows from (used for) investing activities:
Acquisitions	(169,768)	-	(12,105)
Capital expenditures	(21,326)	(19,854)	(11,011)
Proceeds from sale of Detroit property and equipment	-	-	9,506
Proceeds from disposition of property and equipment	251	3,293	146
Net cash used for investing activities	(190,843)	(16,561)	(13,464)

Cash flows from (used for) financing activities:
Credit facility revolver borrowings	743,030	685,269	757,788
Credit facility revolver repayments	(718,490)	(847,375)	(590,632)
Principal payments under finance lease obligation	(1,039)	(703)	(828)
Credit facility fees and expenses	(1,216)	(100)	(1,325)
Dividends paid	(5,566)	(4,006)	(886)
Net cash from (used for) financing activities	16,719	(166,915)	164,117

Cash and cash equivalents:
Net change	1,035	2,377	4,279
Beginning balance	12,189	9,812	5,533
Ending balance	$13,224	$12,189	$9,812

The accompanying notes are an integral part of these consolidated statements..

Olympic Steel, Inc.

Supplemental Disclosures of Cash Flow Information

For The Years Ended December 31,

(in thousands)

	2023	2022	2021

Interest paid	$14,965	$9,635	$6,843
Income taxes paid	$13,603	$33,404	$46,548

The Company incurred new leasing obligations of $15.0 million, $5.5 million and $9.8 million during the years ended December 31, 2023, 2022 and 2021, respectively. This non-cash transaction has been excluded from the Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021.

The accompanying notes are an integral part of these consolidated statements

Olympic Steel, Inc.

Consolidated Statements of Shareholders’ Equity

For The Years Ended December 31,

(in thousands)

	Common Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Equity

Balance at December 31, 2020	$132,382	$(4,215)	$172,843	$301,010

Net income	$-	$-	$121,051	$121,051
Payment of dividends	-	-	(886)	(886)
Stock-based compensation	1,045	-	-	1,045
Change in fair value of hedges	-	2,220	-	2,220
Other	-	(1)	-	(1)
Balance at December 31, 2021	$133,427	$(1,996)	$293,008	$424,439

Net income	$-	$-	$90,931	$90,931
Payment of dividends	-	-	(4,006)	(4,006)
Stock-based compensation	1,297	-	-	1,297
Change in fair value of hedges	-	3,307	-	3,307
Balance at December 31, 2022	$134,724	$1,311	$379,933	$515,968

Net income	$-	$-	$44,529	$44,529
Payment of dividends	-	-	(5,566)	(5,566)
Stock-based compensation	1,817	-	-	1,817
Change in fair value of hedges	-	(1,270)	-	(1,270)
Balance at December 31, 2023	$136,541	$41	$418,896	$555,478

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Notes to Consolidated Financial Statements

For The Years Ended December 31, 2023, 2022 and 2021

1.	Summary of Significant Accounting Policies:

Nature of Business

The Company operates in three reportable segments: specialty metals flat products, carbon flat products, and tubular and pipe products. The specialty metals flat products segment and the carbon flat products segment are at times consolidated and referred to as the flat products segments. Certain of the flat products segments’ assets and resources are shared by the specialty metals and carbon flat products segments, and both segments’ products are stored in the shared facilities and, in some locations, processed on shared equipment. As such, total assets and capital expenditures are reported in the aggregate for the flat products segment. Due to the shared assets and resources, certain of the flat products segment expenses are allocated between the specialty metals flat products segment and the carbon flat products segment based upon an established allocation methodology. The Company is a leading metals service center focused on the direct sale and value-added processing of carbon and coated steel, plate and coil products; stainless steel sheet, plate, bar and coil; aluminum sheet, plate and coil; pipe, tube bar, valves and fittings, tin plate and metal-intensive end-use products. The specialty metals flat products segment sells and distributes processed aluminum and stainless flat-rolled sheet and coil products, flat bar products, prime tin mill products and fabricated parts. Through acquisitions, the specialty metals flat products segment has expanded its geographic footprint and enhanced its product offerings in stainless steel and aluminum plate, sheet, angles, rounds, flat bar, tubing and pipe, stainless steel bollards and water treatment systems.  The carbon flat products segment sells and distributes large volumes of processed carbon and coated flat-rolled sheet, coil and plate products, fabricated parts and fabricated products, including self-dumping metal hoppers and steel and stainless-steel dump inserts for pickup truck and service truck beds. With the recent acquisition of Metal-Fab, Inc. (Metal-Fab) on January 3, 2023, the carbon flat products segment further expanded its product offerings to include the manufacture of venting, micro air and clean air products for residential, commercial and industrial applications. The tubular and pipe product segment distributes metal tubing, pipe, bar, valves and fittings and the fabrication of parts supplied to various industrial markets.  With the recent acquisition of Central Tube and Bar (CTB) on October 2, 2023, the tubular and pipe products segment expanded its product offerings to include fabricated tube and bar products, including round, square, rectangular and special shaped tubes.

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

Concentration Risks

The Company is a major customer of flat-rolled coil and plate and tubular and pipe steel for many of its principal suppliers, but is not dependent on any one supplier. The Company purchased approximately 40%, 39% and 51% of its total steel tonnage requirements from its three largest suppliers in 2023, 2022 and 2021, respectively.

The Company has a diversified customer and geographic base, which reduces the inherent risk and cyclicality of its business. The concentration of net sales to the Company’s top 20 customers approximated 29%, 26% and 23% of consolidated net sales in 2023, 2022 and 2021, respectively. In addition, the Company’s largest customer accounted for approximately 3%, 3% and 2% of consolidated net sales in 2023, 2022 and 2021, respectively. Sales to industrial machinery and equipment manufacturers and their fabricators accounted for 48%, 52% and 47% of consolidated net sales in 2023, 2022 and 2021, respectively.

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

Substantially all of the costs of the Company’s specialty metals and carbon flat products segments’ inventories, including flat-rolled sheet, coil and plate products are determined using the specific identification method.

Certain of the Company’s tubular and pipe products inventory is stated under the LIFO method. At December 31, 2023 and December 31, 2022, approximately $38.2 million, or 9.9% of consolidated inventory, and $46.3 million, or 11.1% of consolidated inventory, respectively, was reported under the LIFO method of accounting. The cost of the remainder of tubular and pipe product segment’s inventory is determined using a weighted average rolling first-in, first-out (FIFO) method.

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

The Company had no material unrecognized tax benefits as of or during the year ended December 31, 2023. The Company expects no significant increases or decrease in unrecognized tax benefits due to changes in tax positions within one year of December 31, 2023.

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

Impact of Recently Issued Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update (ASU) No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure".  The objective of this ASU is to enhance the disclosures a public entity provides about their reportable segments. The ASU does not amend any of the existing guidance or requirements in Topic 280, Segment Reporting. Under the ASU, public entities must disclose incremental segment information on both an annual and interim basis.  The ASU is effective for annual periods beginning after December 15, 2023 and interim periods beginning after December 15, 2024, applied retroactively. The adoption of this ASU is not anticipated to have a material impact on our Consolidated Financial Statements.

In December 2023, the FASB issued ASU No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures". The objective of this ASU is to improve the information a reporting entity provides to users of financials statements about the entity's operations and the effects of related tax risks and tax planning on the entity's tax rate and potential future cash flows. The ASU enhances disclosures regarding the rate reconciliation, income taxes paid and other items. The ASU is effective for annual periods beginning after December 15, 2024 for public business entities. The Company is not an early adopter of this guidance and its impacts are not included prospectively or retrospectively in our Consolidated Financial Statements included in this Annual Report on Form 10-K.

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”. The objective of this ASU is to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments in this ASU are elective and apply to all entities, subject to meeting certain criteria, that have contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. Then in December 2022, the FASB issued ASU No. 2022-06 “Deferral of the Sunset Date of Topic 848” which amends and extends the sunset date to December 31, 2024. We adopted this ASU in the first quarter of 2023 for the modification of the asset-based credit facility (the ABL Credit Facility) and the interest rate hedge.  The adoption of the standard did not have a material impact on our Consolidated Financial Statements.

2.	Acquisitions

On January, 3 2023, the Company acquired all the outstanding shares of capital stock of Metal-Fab for a cash purchase price of $131.2 million. Metal-Fab, headquartered in Wichita, Kansas, is a manufacturer of venting, micro air and clean air products for residential and industrial applications.

The Company paid total cash consideration of $131.2 million, consisting of a base purchase price of $131.0 million and a cash adjustment of $0.2 million.  During 2023, the Company incurred $2.6 million of direct acquisition-related costs, which are included in "Administrative and general" in the Consolidated Statements of Comprehensive Income, and $2.1 million of non-recurring amortization of inventory fair market value adjustments, which are included in "Cost of materials sold" in the Consolidated Statements of Comprehensive Income.

On October 2, 2023, the Company acquired all membership interest of CTB for a cash purchase price of $40.3 million.  CTB, headquartered in Conway, Arkansas, is a fabricator of tube and bar products which services the transportation, agricultural, commercial furniture and data center construction industries.

The Company paid total cash consideration of $40.3 million, consisting of a base purchase price of $37.8 million and a working capital adjustment of $2.5 million.  During 2023, the Company incurred $0.9 million of direct acquisition-related costs, which are included in "Administrative and general" in the Consolidated Statements of Comprehensive Income.

On October 1, 2021 the Company acquired substantially all of the net assets of Shaw Stainless & Alloy, Inc. (Shaw), based in Powder Springs, Georgia, for $12.1 million. Shaw is a full-line distributor of stainless steel sheet, pipe, tube, bar and angles. Shaw also manufactures and distributes stainless steel bollards and water treatment systems. The acquisition includes Shaw's stainless-steel distribution and fabrication businesses as well as its architectural and barrier defense businesses.

Each acquisition was funded with borrowings under the Company's asset-based credit facility (ABL Credit Facility).

Purchase Price Allocation

The acquisitions were accounted for as business combinations and the assets and liabilities were valued at fair market value on the date of acquisition.

The final purchase price allocations presented below are based upon management’s estimate of the fair value of the acquired assets and assumed liabilities using Level 3 valuation techniques including income, cost and market approaches. The fair value estimates involve the use of estimates and assumptions, including, but not limited to, the timing and amounts of future cash flows, revenue growth rates, discount rates, and royalty rates. The table below summarizes the final purchase price allocations of the fair market values of the assets acquired and the liabilities assumed.

Details of Acquisition (in thousands)	Metal-Fab As of January 3, 2023	CTB As of October 2, 2023
Assets acquired
Cash and cash equivalents	$ 1,728	$ -
Accounts receivable, net	10,597	5,339
Prepaid expenses and other	740	-
Inventories, net	17,236	3,906
Property and equipment	20,408	16,193
Goodwill	33,194	8,401
Intangible assets	54,740	9,590
Right-of-use and other long-term assets	6,930	917
Total assets acquired	145,573	44,346
Total liabilities assumed	(14,369)	(4,054)
Cash paid	$ 131,204	$ 40,292

The accompanying Consolidated Statements of Comprehensive Income include the revenues and expenses of Metal-Fab, CTB and Shaw since January 3, 2023, October 2, 2023 and October 1, 2021, respectively.  Metal-Fab's operations are included within the carbon flat-rolled segment, CTB operations are included within the tubular and pipe segment and Shaw's operations are included within the specialty metals flat-rolled segment. The combined net sales for the 2023 acquisitions totaled $110.3 million.

In connection with the acquisition of Metal-Fab, the Company identified and valued certain intangible assets, including the Metal-Fab trade name, internally developed technology and know-how, restrictive covenants and customer relationships.  The intangible assets were valued on the premise of highest and best use to a market participant, primarily utilizing the income approach valuation methodology.  The trade name intangible asset was valued at $11.5 million, and the useful life was determined to be indefinite primarily due to their history and reputation in the marketplace, the Company's expectation that the trade name will continue to be used, and the conclusion that there are currently no other factors identified that would limit their useful life.  The internally developed technology and know-how intangible asset was valued at $5.3 million, and the useful life was determined to be 15 years.  The non-compete agreements intangible asset was valued at $1.4 million, and the useful life was determined to be the length of the non-compete agreements, which range from two to five years.  The customer relationships intangible asset was valued at $36.5 million, and the useful life was determined to be 26 years, based primarily on the consistent and predictable revenue source associated with the existing customer base, the present value of which extends through the 26 year amortization period.

In connection with the acquisition of CTB, the Company identified and valued certain intangible assets, including the CTB trade name, internally developed technology and know-how, restrictive covenants and customer relationships.  The intangible assets were valued on the premise of highest and best use to a market participant, primarily utilizing the income approach valuation methodology.  The trade name intangible asset was valued at $4.0 million, and the useful life was determined to be indefinite primarily due to their history, reputation in the marketplace, the Company's expectation that the trade name will continue to be used, and the conclusion that there are currently no other factors identified that would limit their useful life.  The internally developed technology and know-how intangible asset was valued at $1.7 million, and the useful life was determined to be 10 years.  The non-compete agreements intangible asset was valued at $0.4 million, and the useful life was determined to be the length of the non-compete agreements, or five years.  The customer relationships intangible asset was valued at $3.5 million, and the useful life was determined to be 10 years, based primarily on the consistent and predictable revenue source associated with the existing customer base, the present value of which extends through the 10 year amortization period.

Pro Forma Financial Information

The following pro forma summary of financial results presents the consolidated results of operations as if the Metal-Fab acquisition has occurred on January 1, 2022, after the effect of certain adjustments.  The historical consolidated financial information has been adjusted to give effect of the impact of the consideration issued by the Company to Metal-Fab's stockholders in connection with the acquisition and the effect of debt refinancing necessary to complete the transaction.  The pro forma summary also includes certain purchase price accounting adjustments, including the items expected to have a continuing impact on combined results, such as depreciation and amortization expense on acquired assets.  The pro forma combined financial information does not reflect the cost of any integration activities or benefits that may result from synergies that may be derived from integration activities.

The pro forma results have been presented for comparative purposed only and are not indicative of what would have occurred had the acquisition been made on January 1, 2022, or of any potential results that may occur in the future.  The CTB acquisition was not considered to be material for a pro forma historical analysis.

	For the twelve months ended December 31, 2022

	Historical OSI	Historical Metal-Fab	Pro Forma Adjustments	Pro Forma Combined
(in thousands, except per share amounts)
Pro forma:
Net sales	$ 2,559,990	$ 95,528	$ 736	$ 2,656,254
Net income (loss)	90,931	16,538	(12,850)	94,619

Basic earnings per share	7.87	1.43	(1.11)	8.19
Diluted earnings per share	7.87	1.43	(1.11)	8.19

3.	Disposition of Assets

On September 17, 2021, the Company sold substantially all of the assets related to its Detroit operation to Venture Steel (U.S.), Inc. for $58.4 million plus a working capital adjustment of $12.6 million, which was settled on February 8, 2022. The sale price included $9.5 million for property and equipment and the remaining assets and liabilities were sold at fair value, which equaled carrying value. The Detroit operation was primarily focused on the distribution of carbon flat-rolled steel to domestic automotive manufacturers and their suppliers. The sale of the Detroit operation does not indicate a strategic shift in the Company’s operations. The gain on the sale net of associated professional and legal fees totaled $3.5 million and is included in “Administrative and general” in the Corporate segment in the Consolidated Statements of Comprehensive Income for the year ended December 31, 2021. The operating results of the Detroit operation were included in the flat-products segments prior to the disposition.

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

Within the metals industry, revenue is frequently disaggregated by products sold. The tables below disaggregates the Company’s revenues by segment and products sold for the year ended December 31, 2023, 2022 and 2021, respectively.

	Disaggregated Revenue by Products Sold
	For the Twelve Months Ended December 31, 2023
	Carbon flat products	Specialty metals flat products	Tubular and pipe products	Total
Hot Rolled	28.8%	-	-	28.8%
Plate	12.9%	-	-	12.9%
Cold Rolled	4.0%	-	-	4.0%
Coated	10.3%	-	-	10.3%
Specialty	-	26.3%	-	26.3%
Pipe & Tube	-	-	17.1%	17.1%
Other	0.6%	-	-	0.6%
Total	56.6%	26.3%	17.1%	100.0%

	Disaggregated Revenue by Products Sold
	For the Twelve Months Ended December 31, 2022
	Carbon flat products	Specialty metals flat products	Tubular and pipe products	Total
Hot Rolled	29.8%	-	-	29.8%
Plate	13.3%	-	-	13.3%
Cold Rolled	4.7%	-	-	4.7%
Coated	4.5%	-	-	4.5%
Specialty	-	30.3%	-	30.3%
Pipe & Tube	-	-	16.7%	16.7%
Other	0.7%	-	-	0.7%
Total	53.0%	30.3%	16.7%	100.0%

	Disaggregated Revenue by Products Sold
	For the Twelve Months Ended December 31, 2021
	Carbon flat products	Specialty metals flat products	Tubular and pipe products	Total
Hot Rolled	31.4%	-	-	31.4%
Plate	10.4%	-	-	10.4%
Cold Rolled	7.0%	-	-	7.0%
Coated	7.7%	-	-	7.7%
Specialty	-	25.3%	-	25.3%
Pipe & Tube	-	-	16.5%	16.5%
Other	1.6%	0.1%	-	1.7%
Total	58.1%	25.4%	16.5%	100.0%

5.	Accounts Receivable:

Accounts receivable are presented net of allowances for credit losses and unissued credits of $4.2 million and $4.3 million as of December 31, 2023 and 2022, respectively. Credit loss income totaled $0.4 million in 2023 and credit loss expense totaled $2.2 million and $1.3 million in 2022 and 2021, respectively. The allowance for credit losses is maintained at a level considered appropriate based on historical experience, specific customer collection issues that have been identified, current market conditions and estimates for supportable forecasts when appropriate. Estimations are based upon a calculated percentage of accounts receivable, which remains fairly level from year to year, and judgments about the probable effects of economic conditions on certain customers, which can fluctuate significantly from year to year. The Company cannot guarantee that the rate of future credit losses will be similar to past experience. The Company considers all available information when assessing the adequacy of its allowance for credit losses and unissued credits.

6.	Inventories:

Inventories consisted of the following:

	As of December 31,
(in thousands)	2023	2022
Unprocessed	$282,565	$356,588
Processed and finished	103,970	60,343
Total	$386,535	$416,931

At December 31, 2023 and December 31, 2022, approximately $38.2 million, or 9.9% of consolidated inventory, and $46.3, or 11.1% of consolidated inventory, respectively, was reported under the LIFO method of accounting.

During 2023, the Company recorded $8.3 million of LIFO income as a result of decreased metals pricing during 2023. The LIFO income increased the Company’s inventory balance and decreased its cost of materials sold. During 2022, the Company recorded $0.6 million of LIFO expense as a result of increased metals pricing during 2022. The LIFO expense decreased the Company’s inventory balance and increased its cost of materials sold.

The Company's tubular and pipe inventory quantities were reduced during 2023 and 2022 resulting in a liquidation of LIFO inventory layers (a LIFO decrement). A LIFO decrement results in the erosion of layers created in earlier years, and, therefore, a LIFO layer is not created for years that have decrements. For the years ended December 31, 2023 and 2022, the effect of the LIFO decrement impacted cost of materials sold by an immaterial amount.

If the FIFO method had been in use, inventories would have been $12.0 million and $20.3 million higher than reported at December 31, 2023 and 2022, respectively.

7.	Property and Equipment:

Property and equipment consists of the following:

(in thousands)	Depreciable Lives	December 31, 2023	December 31, 2022

Land	-	$16,676	$15,058
Land improvements	5 - 10	4,685	4,160
Buildings and improvements	7 - 30	158,335	141,585
Machinery and equipment	2 - 15	254,777	221,375
Furniture and fixtures	3 - 7	6,849	6,829
Computer software and equipment	2 - 5	26,787	25,338
Vehicles	2 - 5	5,112	4,049
Financing lease	-	5,686	3,144
Construction in progress	-	4,541	8,272
		483,448	429,810
Less accumulated depreciation		(297,340)	(281,478)
Net property and equipment		$186,108	$148,332

Leasehold improvements are included with buildings and improvements and are depreciated over the life of the lease or seven years, whichever is less.

Construction in progress as of December 31, 2023 and 2022 primarily consisted of payments for additional processing equipment, equipment and building upgrades to our existing facilities that were not yet placed into service.

8.	Goodwill and Intangible Assets:

The Company’s intangible assets were recorded in connection with its acquisitions of Metal-Fab and CTB in 2023, Shaw in 2021, Action Stainless in 2020, EZ Dumper® hydraulic dump inserts and McCullough Industries in 2019, Berlin Metals, LLC in 2018 and Chicago Tube and Iron (CTI) in 2011. The intangible assets were evaluated on the premise of highest and best use to a market participant, primarily utilizing the income approach valuation methodology.

Goodwill, by reportable unit, was as follows as of December 31, 2023 and December 31, 2022, respectively. The goodwill is deductible for tax purposes.

(in thousands)	Carbon Flat Products	Specialty Metals Flat Products	Tubular and Pipe Products	Total
Balance as of December 31, 2021	1,065	9,431	-	10,496
Acquisitions	-	-	-	-
Impairments	-	-	-	-
Balance as of December 31, 2022	$1,065	$9,431	$-	$10,496
Acquisitions	33,194	-	8,401	41,595
Impairments	-	-	-	-
Balance as of December 31, 2023	$34,259	$9,431	$8,401	$52,091

Intangible assets, net, consisted of the following as of  December 31, 2023 and 2022, respectively:

	As of Balance at December 31, 2023
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net

Customer relationships - subject to amortization	$62,559	$(15,084)	$47,475
Covenant not to compete - subject to amortization	2,339	(679)	1,660
Technology and know-how - subject to amortization	7,000	(382)	6,618
Trade name - not subject to amortization	36,868	-	36,868
	$108,766	$(16,145)	$92,621

	As of December 31, 2022
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net

Customer relationships - subject to amortization	$22,559	$(12,100)	$10,459
Covenant not to compete - subject to amortization	509	(301)	208
Trade name - not subject to amortization	21,368	-	21,368
	$44,436	$(12,401)	$32,035

The useful life of the customer relationships was determined to be 10 to 26 years, based primarily on the consistent and predictable revenue source associated with the existing customer base, the present value of which extends through the amortization period. The useful life of the non-compete agreements was determined to be the length of the non-compete agreements, which range from one to five years. The useful life of the technology and know-how was determined to be 10 to 15 years. The useful life of the trade names was determined to be indefinite primarily due to their history and reputation in the marketplace, the Company’s expectation that the trade names will continue to be used, and the conclusion that there are currently no other factors identified that would limit their useful life. The Company will continue to evaluate the useful life assigned to its amortizable customer relationships and noncompete agreements in future periods.

During 2023 a quantitative test was performed for goodwill and the other indefinitely lived intangible assets and no indication of impairment was identified. During 2022, a qualitative test was performed for goodwill and the other indefinitely lived intangible assets and no indication of impairment was identified.

The Company estimates that amortization expense for its intangible assets subject to amortization will be approximately $4.2 million per year for the next two years, $3.7 million for the next year, $3.3 million for the next year, $3.0 million for the next year and then $2.2 million per year thereafter.

9.	Leases:

The Company leases warehouses and office space, industrial equipment, office equipment, vehicles, industrial gas tanks and forklifts from other parties and leases warehouse space to third parties. The Company determines if a contract contains a lease when the contract conveys the right to control the use of identified assets for a period of time in exchange for consideration. Upon identification and commencement of a lease, the Company establishes a right-of-use (ROU) asset and a lease liability. Operating leases are included in ROU assets, current portion of lease liabilities, and lease liabilities on the accompanying Consolidated Balance Sheets. Financing leases are included in property, plant and equipment, other accrued liabilities and other long-term liabilities.

The Company has remaining lease terms ranging from 1 year to 15 years, some of these include options to renew the lease for up to five years. The total lease term is determined by considering the initial term per the lease agreement, which is adjusted to include any renewal options that the Company is reasonably certain to exercise as well as any period that the Company has control over the space before the stated initial term of the agreement. If the Company determines a reasonable certainty of exercising termination or early buyout options, then the lease terms are adjusted to account for these facts.

The Company leases one warehouse from a related party. The Company’s Executive Chairman of the Board owns 50% of an entity that owns one of the Cleveland warehouses and leases it to the Company at a fair market value annual rental of $0.2 million. The lease expires on December 31, 2028 with two five-year renewal options.

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

The components of lease expense were as follows for the years ended December 31, 2023, 2022 and 2021:

(in thousands)	2023	2022	2021
Operating lease cost	$9,008	$7,446	$6,952
Finance lease cost
Amortization	1,056	720	721
Interest on lease liabilities	157	67	71
	$1,213	$787	$792

Supplemental cash flow information related to leases was as follows for the years ended December 31, 2023, 2022 and 2021:

(in thousands)	2023	2022	2021

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8,901	$7,268	$6,830
Operating cash flows from finance leases	157	67	71
Financing cash flows from finance leases	1,039	703	828
Total cash paid for amounts included in the measurement of lease liabilities	$10,097	$8,038	$7,729

Supplemental balance sheet information related to leases was as follows:

(in thousands)	2023	2022

Operating leases
Operating lease	$56,117	$45,987
Operating lease accumulated amortization	(21,737)	(17,763)
Operating lease right of use asset, net	$34,380	$28,224

Operating lease current liabilities	7,813	6,098
Operating lease liabilities	27,261	22,655
	$35,074	$28,753

(in thousands)	2023	2022
Finance leases
Finance lease	$5,686	$3,144
Finance lease accumulated depreciation	(2,615)	(1,585)
Finance lease, net	$3,071	$1,559

Finance lease current liabilities	1,087	594
Finance lease liabilities	2,106	1,025
	$3,193	$1,619

Weighted average remaining lease term (in years)	2023	2022
Operating leases	6	6
Finance leases	4	3

Weighted average discount rate
Operating leases	4.07%	3.41%
Finance leases	5.06%	3.56%

Maturities of lease liabilities were as follows:

(in thousands)	Operating Lease	Finance Lease
Year Ending December 31,
2024	$9,040	$1,218
2025	7,482	910
2026	6,307	618
2027	5,049	417
2028	3,782	300
Thereafter	8,139	39
Total future minimum lease payments	$39,799	$3,502
Less remaining imputed interest	(4,725)	(309)
Total	$35,074	$3,193

10.	Debt:

The Company’s debt is comprised of the following components:

	As of December 31,
(in thousands)	2023	2022
Asset-based revolving credit facility due June 16, 2026	$190,198	$165,658
Total debt	190,198	165,658
Less current amount	-	-
Total long-term debt	$190,198	$165,658

The Company’s ABL Credit Facility is collateralized by the Company’s accounts receivable, inventory and personal property. The $625 million ABL Credit Facility consists of: (i) a revolving credit facility of up to $595 million, including a $20 million sub-limit for letters of credit, and (ii) a first in, last out revolving credit facility of up to $30 million. Under the terms of the ABL Credit Facility, the Company may, subject to the satisfaction of certain conditions, request additional commitments under the revolving credit facility in the aggregate principal amount of up to $200 million to the extent that existing or new lenders agree to provide such additional commitments, and add real estate as collateral at the Company’s discretion. The ABL Credit Facility matures on June 16, 2026.

The ABL Credit Facility contains customary representations and warranties and certain covenants that limit the ability of the Company to, among other things: (i) incur or guarantee additional indebtedness; (ii) pay distributions on, redeem or repurchase capital stock or redeem or repurchase subordinated debt; (iii) make investments; (iv) sell assets; (v) enter into agreements that restrict distributions or other payments from restricted subsidiaries to the Company; (vi) incur or suffer to exist liens securing indebtedness; (vii) consolidate, merge or transfer all or substantially all of their assets; and (viii) engage in transactions with affiliates. In addition, the ABL Credit Facility contains a financial covenant which provides that: (i) if any commitments or obligations are outstanding and the Company’s availability is less than the greater of $30 million or 10.0% of the aggregate amount of revolver commitments ($62.5 million at December 31, 2023) or 10.0% of the aggregate borrowing base ($53.4 million at December 31, 2023), then the Company must maintain a ratio of Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA) minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00 for the most recent twelve fiscal month period.

As of December 31, 2023, the Company was in compliance with its covenants and had approximately $339.4 million of availability under the ABL Credit Facility.

The Company has the option to borrow under its revolver based on the agent’s base rate plus a premium ranging from 0.00% to 0.25% or the Secured Overnight Financing Rate (SOFR) plus a premium ranging from 1.25% to 2.75%.

On January 10, 2019, the Company entered into a five-year forward starting fixed rate hedge in order to eliminate the variability of cash interest payments on $75 million of the outstanding London Interbank Offered Rate (LIBOR) based borrowings under the ABL Credit Facility.  On January 3, 2023, the Company amended the interest rate hedge agreement to use SOFR as the reference rate and updated the fixed rate to 2.42% from 2.57%. Although the Company is exposed to credit loss in the event of nonperformance by the other party to the interest rate hedge agreement, the Company anticipates performance by the counterparty.  The interest rate swap expired on January 10, 2024.

As of December 31, 2023 and December 31, 2022, $1.7 million and $1.2 million, respectively, of bank financing fees were included in “Prepaid expenses and other” and “Other long-term assets” on the accompanying Consolidated Balance Sheets. The financing fees are being amortized over the five-year term of the ABL Credit Facility and are included in “Interest and other expense on debt” on the accompanying Consolidated Statements of Comprehensive Income.

Scheduled Debt Maturities, Interest, Debt Carrying Values

The Company’s principal payments over the next five years, as of December 31, 2023, are detailed in the table below:

(in thousands)	2024	2025	2026	2027	2028	Total
ABL Credit Facility	$-	$-	$190,198	$-	$-	$190,198
Total principal payments	$-	$-	$190,198	$-	$-	$190,198

The overall effective interest rate for all debt, exclusive of deferred financing fees and deferred commitment fees, amounted to 5.9%, 3.2% and 2.5% in 2023, 2022 and 2021, respectively. Interest paid totaled $15.0 million, $9.6 million and $6.8 million for the years ended December 31, 2023, 2022 and 2021, respectively. Average total debt outstanding was $239.4 million, $280.4 million and $255.8 million in 2023, 2022 and 2021, respectively.

11.	Derivative Instruments:

Metals swaps

During 2023, 2022 and 2021, the Company entered into nickel swaps indexed to the London Metal Exchange (LME) price of nickel with third-party brokers. The nickel swaps are treated as derivatives for accounting purposes and were included in “Other accrued liabilities” and “Prepaid expenses and other” on the Consolidated Balance Sheets at December 31, 2023. There were $5.2 million of outstanding metals swaps at December 31, 2023. There were no outstanding metal swaps at December 31, 2022. The Company entered into the swaps to mitigate its customers’ risk of volatility in the price of metals. The swaps are settled with the brokers at maturity. The economic benefit or loss arising from the changes in fair value of the swaps is contractually passed through to the customer. The primary risk associated with the metals swaps is the ability of customers or third-party brokers to honor their agreements with the Company related to derivative instruments. If the customer or third-party brokers are unable to honor their agreements, the Company’s risk of loss is the fair value of the metals swaps.

While these derivatives are intended to help the Company manage risk, they have not been designated as hedging instruments. The periodic changes in fair value of the metals and embedded customer derivative instruments are included in “Cost of materials sold” in the Consolidated Statements of Comprehensive Income. The Company recognizes derivative positions with both the customer and the third party for the derivatives and classifies cash settlement amounts associated with them as part of “Cost of materials sold” in the Consolidated Statements of Comprehensive Income. The cumulative change in fair value of the metals swaps that had not yet settled as of December 31, 2023 were included in “Accounts Receivable, net” and the embedded customer derivatives are included in “Other accrued liabilities” on the Consolidated Balance Sheets.

Fixed rate interest rate hedge

On January 10, 2019, the Company entered into a five-year forward starting fixed rate interest rate hedge in order to eliminate the variability of cash interest payments on $75 million of the outstanding SOFR based borrowings under the ABL Credit Facility. The interest rate hedge fixed the rate at 2.42%. On January 3, 2023, the Company amended the interest rate hedge agreement to use SOFR as the reference rate. The interest rate hedge is included in “Prepaid expenses and other” on the Consolidated Balance Sheets as of December 31, 2023 and in “Other long-term assets” on the Consolidated Balance Sheets as of  December 31, 2022 and had a fair value of $54.8 thousand and $1.7 million, respectively. The mark-to-market adjustment of the fair value of the hedge is recorded to “Accumulated other comprehensive income” on the Company’s Consolidated Balance Sheets. Although the Company is exposed to credit loss in the event of nonperformance by the other party to the interest rate hedge agreement, the Company anticipates performance by the counterparty. The interest rate swap expired on January 10, 2024.

There was no net impact from the nickel swaps or embedded customer derivative agreements to the Company’s Consolidated Statements of Comprehensive Income for the years ended December 31, 2023, 2022 and 2021. The table below shows the total impact to the Company’s Consolidated Statements of Comprehensive Income through “Net income” of the derivatives for the years ended December 31, 2023, 2022 and 2021.

	Net Gain (Loss) Recognized
(in thousands)	2023	2022	2021
Fixed interest rate hedge	$1,906	$(664)	$(1,880)
Metals swaps	(1,903)	633	418
Embedded customer derivatives	1,903	(633)	(418)
Total income (loss)	$1,906	$(664)	$(1,880)

12.	Fair Value of Assets and Liabilities:

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

During 2023 and 2022, there were no transfers of financial assets between Levels 1, 2 or 3 fair value measurements. There have been no changes in the methodologies used at December 31, 2023. Following is a description of the valuation methodologies used for assets and liabilities measured at fair value as of December 31, 2023 and 2022:

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

Supplemental executive retirement plan - Determined by the Level 1 inputs that include the readily determinable and available fair value of the mutual funds that comprise the plan assets.

The following tables present information about the Company’s assets and liabilities that were measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company:

	Value of Items Recorded at Fair Value
	As of December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Metal swaps	$-	$4,458	$-	$4,458
Embedded customer derivatives	$-	$766	$-	$766
Fixed interest rate hedge	$-	$55	$-	$55
Supplemental executive retirement plan	$11,617	$-	$-	$11,617
Total assets at fair value	$11,617	$5,279	$-	$16,896

Liabilities:
Metal swaps	$-	$5,224	$-	$5,224
Total liabilities recorded at fair value	$-	$5,224	$-	$5,224

	Value of Items Recorded at Fair Value
	As of December 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Fixed interest rate hedge	$-	$1,748	$-	$1,748
Supplemental executive retirement plan	$7,676	$-	$-	$7,676
Total assets at fair value	$7,676	$1,748	$-	$9,424

The value of the items not recorded at fair value represent the carrying value of the liabilities.

The carrying value of the ABL Credit Facility was $190.2 million and $165.7 million at December 31, 2023 and 2022, respectively. Management believes that the ABL Credit Facility’s carrying value approximates its fair value due to the variable interest rate on the ABL Credit Facility.

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

In January 2022, the Company adopted a new C-Suite Long-Term Incentive Plan (the C-Suite Plan) that operates under the Senior Manager Stock Incentive Plan. Under the C-Suite Plan, the Chief Executive Officer, the Chief Financial Officer and the President and Chief Operating Officer are eligible for participation. In each calendar year, the Committee may award eligible participants a long-term incentive of both a RSU grant and a performance stock unit (PSU) grant. Additionally, the Committee may offer a long-term cash incentive (split equally between service and performance-based portions) to supplement both the RSU and PSU grants in order to arrive at the total long-term award target. The total long-term award target is $1.1 million for the Chief Executive Officer, $0.3 million for the Chief Financial Officer and $0.6 million for the President and Chief Operating Officer. The PSUs will vest if the return on net assets, calculated as EBITDA divided by Average Accounts Receivable, Inventory and Property and Equipment, exceeds 5 percent. Each RSU and service-based cash incentive vests three years after the grant date. Each vested RSU will convert into the right to receive one share of common stock. During each of the years ended December 31, 2023 and 2022, a total of 20,000 RSUs and 20,000 PSUs were granted to the participants under the C-Suite Plan, and $0.5 million and $0.5 million, respectively, were granted in service-based and performance-based cash awards. If the return on net assets falls below 5 percent, no performance-based incentive will be awarded. The maximum performance-based award is achieved if return on net assets exceeds ten percent, and is capped at 150% of the grant.

The performance-based awards granted in 2023 and 2022 are expected to vest at 150% of the grant. All pre-tax charges related to the long-term cash incentives were included in the caption “Administrative and general” on the accompanying Consolidated Statements of Comprehensive Income. The total remaining estimated compensation cost of non-vested awards total $2.5 million and the weighted average remaining vesting period is 1.5 years as of December 31, 2023.

Stock-based compensation expense recognized on RSUs for the years ended December 31, 2023, 2022 and 2021, respectively, is summarized in the following table:

	For the years ended December 31,
(in thousands)	2023	2022	2021
RSU expense before taxes of the Plan	$1,817	$1,297	$1,045
RSU expense after taxes	1,314	954	767

All pre-tax charges related to RSUs and PSUs were included in the caption “Administrative and general” on the accompanying Consolidated Statements of Comprehensive Income. The total compensation cost of non-vested awards totaled $4.2 million and the weighted average remaining vesting period is 1.6 years as of December 31, 2023.

The following table summarizes the activity related to RSUs and PSUs for the year ended December 31, 2023, 2022 and 2021:

	2023		2022		2021
	Number of Shares	Weighted Average Estimated Fair Value	Number of Shares	Weighted Average Estimated Fair Value	Number of Shares	Weighted Average Estimated Fair Value
Beginning balance	617,518	$18.95	576,867	$18.29	610,540	$18.14
Granted	49,768	36.63	55,558	25.56	20,604	23.29
Converted into shares	(2,610)	18.78	(5,841)	18.16	(49,191)	18.67
Forfeited	(2,573)	19.65	(9,066)	17.52	(5,086)	17.55
Outstanding at December 31	662,103	$20.28	617,518	$18.95	576,867	$18.29
Vested at December 31	454,939	$19.71	423,941	$19.24	370,771	$18.78

Phantom Stock Units

In January 2022, the Company adopted a new Senior Manager Phantom Stock Plan (Phantom Stock Plan) that operates under the Senior Manager Stock Incentive Plan. Under the Phantom Stock Plan, certain senior managers are eligible to participate in the plan. The Phantom Stock Plan supersedes any previous stock incentive programs offered to the eligible participants. Each year, eligible participants will receive an award of Phantom Stock Units (Phantom Units) of up to $30 thousand. The number of Phantom Units granted on the Grant Date is determined by dividing the amount of the Phantom Units granted by the closing price of a share of the Company’s common stock on the Grant Date. Each Phantom Unit Award under this plan shall vest 3 years after the Grant Date (Vesting Date). Upon vesting, the Company will pay the Participant in cash, the value of the vested Phantom Units multiplied by the closing price of a share of the Company’s common stock on the Vesting Date.

Pre-tax charges related to Phantom Stock Units for the year ended December 31, 2023 totaled $1.5 million and were included in the caption “Administrative and general” on the accompanying Consolidated Statements of Comprehensive Income. The total estimated remaining compensation cost of non-vested awards total $1.6 million and the weighted average remaining vesting period is 1.5 years as of December 31, 2023.  Pre-tax charges related to Phantom Stock Units for the year ended December 31, 2022, totaled $0.3 million and were included in the caption "Administrative and general" on the accompanying Consolidated Statements of Comprehensive Income.  The total estimated remaining compensation cost of non-vested awards totaled $0.7 million and the weighted average remaining vesting period was 2 years as of December 31, 2022. Accrued liability balances related to Phantom Stock Units for the year ended December 31, 2023 totaled $1.8 million and were included in "Other long-term liabilities" on the accompanying Consolidated Balance Sheets. Accrued liability balances related to Phantom Stock Units for the year ended December 31, 2022 totaled $0.3 million and were included in "Other long-term liabilities" on the accompanying Consolidated Balance Sheets.

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

At December 31, 2023, approximately 244 of the hourly plant personnel are represented by seven separate collective bargaining units. The table below shows the expiration dates of the collective bargaining agreements.

Facility	Expiration date
Hammond, Indiana	November 30, 2024
Locust, North Carolina	March 4, 2025
St. Paul, Minnesota	May 25, 2025
Romeoville, Illinois	May 31, 2025
Minneapolis (coil), Minnesota	September 30, 2025
Indianapolis, Indiana	January 29, 2026
Minneapolis (plate), Minnesota	April 1, 2027

15.	Income Taxes:

The components of the Company’s provision (benefit) for income taxes from continuing operations were as follows:

	As of December 31,
(in thousands)	2023	2022	2021
Current:
Federal	$11,574	$27,865	$36,592
International	1,047	102	85
State and local	2,529	5,691	7,739
	15,150	33,658	44,416
Deferred	1,908	(967)	(668)
Income tax provision	$17,058	$32,691	$43,748

The components of the Company’s deferred income taxes at December 31 are as follows:

(in thousands)	2023	2022
Deferred tax assets:
Inventory (excluding LIFO reserve)	$3,340	$2,176
Net operating loss and tax credit carryforwards	803	1,029
Allowance for credit losses	657	833
Accrued expenses	7,543	6,114
Lease liabilities	9,567	7,916
Other	379	214
Deferred tax assets before valuation allowance	22,289	18,282
Valuation allowance	(489)	(919)
Total deferred tax assets	21,800	17,363

Deferred tax liabilities:
LIFO reserve	(3,820)	(3,451)
Property and equipment	(16,223)	(12,194)
Lease right of use assets	(9,363)	(7,769)
Interest rate hedge	(14)	(437)
Intangibles	(3,890)	(3,537)
Total deferred tax liabilities	(33,310)	(27,388)
Deferred tax liabilities, net	$(11,510)	$(10,025)

The following table summarizes the activity related to the Company’s gross unrecognized tax benefits:

(in thousands)	2023	2022	2021
Balance as of January 1	$220	$228	$28
Increases related to current year tax positions	-	-	8
Increase (Decrease) related to prior year tax positions	8	(8)	200
Decreases related to lapsing of statute of limitations	(8)	-	(8)
Settlements	(46)	-	-
Balance as of December 31	$174	$220	$228

It is expected that the amount of unrecognized tax benefits will not materially change in the next twelve months. The tax years 2020 through 2022 remain open to examination by major taxing jurisdictions to which the Company is subject.

The Company recognized interest related to uncertain tax positions in the income tax provision.

The following table reconciles the U.S. federal statutory rate to the Company’s effective tax rate:

	2023	2022	2021
U.S. federal statutory rate in effect	21.0%	21.0%	21.0%
State and local taxes, net of federal benefit	4.4%	4.5%	4.5%
Foreign	1.7%	0.1%	0.1%
Meals and entertainment	0.7%	0.2%	0.1%
Tax credits	(0.4)%	(0.1)%	(0.1)%
All other, net	0.3%	0.7%	0.9%
Effective income tax rate	27.7%	26.4%	26.5%

Income taxes paid in 2023, 2022 and 2021 totaled $13.6 million, $33.4 million and $46.5 million, respectively. Some subsidiaries of the Company’s consolidated group file state tax returns on a separate company basis and have state net operating loss carryforwards expiring over the next 15 to 20 years. A valuation allowance is recorded to reduce certain deferred tax assets to the amount that is more likely than not to be realized. The valuation allowances recorded as of December 31, 2023 and 2022 were related to certain state net operating losses and totaled $0.5 million and $0.9 million, respectively.

16.	Shares Outstanding and Earnings Per Share:

Earnings per share have been calculated based on the weighted average number of shares outstanding as set forth below:

	For the years ended December 31,
(in thousands, except per share data)	2023	2022	2021

Weighted average basic shares outstanding	11,573	11,551	11,492
Assumed exercise of stock options and issuance of stock awards	5	8	11
Weighted average diluted shares outstanding	11,578	11,559	11,503

Net income	$44,529	$90,931	$121,051

Basic earnings per share	$3.85	$7.87	$10.53
Diluted earnings per share	$3.85	$7.87	$10.52

Unvested RSUs and PSUs	207	194	206

17.	Equity Programs:

Stock Repurchase Program

On October 2, 2015, the Company announced that its Board of Directors authorized a stock repurchase program of up to 550,000 shares of the Company’s issued and outstanding common stock, which could include open market repurchases, negotiated block transactions, accelerated stock repurchases or open market solicitations for shares, all or some of which may be affected through Rule 10b5-1 plans. Any of the repurchased shares are held in the Company’s treasury, or canceled and retired as the Board of Directors may determine from time to time. Any repurchases of common stock are subject to the covenants contained in the ABL Credit Facility. Under the ABL Credit Facility, the Company may repurchase common stock and pay dividends up to $15.0 million in the aggregate during any trailing twelve months without restrictions. Purchases of common stock or dividend payments in excess of $15.0 million in the aggregate require the Company to (i) maintain availability in excess of 20.0% of the aggregate revolver commitments ($125.0 million at December 31, 2023) or (ii) to maintain availability equal to or greater than 15.0% of the aggregate revolver commitments ($93.8 million at December 31, 2023) and the Company must maintain a pro-forma ratio of EBITDA minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00.

As of December 31, 2023, 360,212 shares remain authorized for repurchase under the program.

There were no shares repurchased during 2023 or 2022.

At-the-Market Equity Program

On September 3, 2021, the Company commenced an at-the-market (ATM) equity program under its shelf registration statement, which allows it to sell and issue up to $50 million in shares of its common stock from time to time. The Company entered into an Equity Distribution Agreement on September 3, 2021 with KeyBanc Capital Markets Inc. (KeyBanc) relating to the issuance and sale of shares of common stock pursuant to the program. KeyBanc is not required to sell any specific amount of securities but will act as the Company’s sales agent using commercially reasonable efforts consistent with its normal trading and sales practices, on mutually agreed terms between KeyBanc and the Company. KeyBanc will be entitled to compensation for shares sold pursuant to the program of 2.0% of the gross proceeds of any shares of common stock sold under the Equity Distribution Agreement. No shares were sold under the ATM program during 2023 or 2022.

18.	Segment Information:

The Company follows the accounting guidance that requires the utilization of a “management approach” to define and report the financial results of operating segments. The management approach defines operating segments along the lines used by the Company’s chief operating decision maker (CODM) to assess performance and make operating and resource allocation decisions. The Company's Chief Executive Officer serves as the CODM. The CODM evaluates performance and allocates resources based primarily on operating income. The operating segments are based primarily on internal management reporting.

The Company operates in three reportable segments; specialty metals flat products, carbon flat products, and tubular and pipe products. The specialty metals flat products segment and the carbon flat products segment are at times consolidated and referred to as the flat products segments, as certain of the flat products segments’ assets and resources are shared by the specialty metals and carbon flat products segments and both segments’ products are stored in the shared facilities and, in some locations, processed on shared equipment. Since the January 3, 2023 acquisition, Metal-Fab's financial results are included in the carbon flat products segment and since the October 2, 2023 acquisition, CTB's financial results are included in the tubular and pipe products segment.

Corporate expenses are reported as a separate line item for segment reporting purposes. Corporate expenses include the unallocated expenses related to managing the entire Company (i.e., all three segments), including compensation for certain personnel, expenses related to being a publicly traded entity such as board of directors’ expenses, audit expenses, and various other professional fees.

The following table provides financial information by segment and reconciles the Company’s operating income by segment to the consolidated income before income taxes for the years ended December 31, 2023, 2022 and 2021.

	For the Year Ended December 31,
(in thousands)	2023	2022	2021
Net sales
Specialty metals flat products	$567,728	$776,022	$585,751
Carbon flat products	1,221,093	1,356,605	1,344,150
Tubular and pipe products	369,342	427,363	382,352
Total net sales	$2,158,163	$2,559,990	$2,312,253

Depreciation and amortization
Specialty metals flat products	$3,929	$4,060	$3,692
Carbon flat products	14,762	10,695	11,286
Tubular and pipe products	7,682	4,913	5,267
Corporate	70	70	71
Total depreciation and amortization	$26,443	$19,738	$20,316

Operating income
Specialty metals flat products	$22,884	$93,662	$70,544
Carbon flat products	34,582	25,015	110,074
Tubular and pipe products	40,692	34,856	7,353
Corporate	(20,487)	(19,786)	(15,505)
Total operating income	$77,671	$133,747	$172,466
Other loss, net	78	45	36
Income before interest and income taxes	77,593	133,702	172,430
Interest and other expense on debt	16,006	10,080	7,631
Income before income taxes	$61,587	$123,622	$164,799

	For the Year Ended December 31,
(in thousands)	2023	2022	2021
Capital expenditures
Flat products	$14,306	$15,299	$8,797
Tubular and pipe products	7,020	4,555	2,214
Total capital expenditures	$21,326	$19,854	$11,011

Assets
Flat products	$649,744	$631,607	$777,074
Tubular and pipe products	333,677	258,412	245,962
Corporate	1,414	1,608	536
Total assets	$984,835	$891,627	$1,023,572

There were no material revenue transactions between the carbon flat products, specialty metals flat products and tubular and pipe products segments for the years ended December 31, 2023, 2022 and 2021.

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

The Company, through its CTI subsidiary, contributes to a multiemployer pension plan. CTI contributes to the Multiemployer Plan under the terms of a collective bargaining agreement that covers certain of its union employees, and which expires May 31, 2025. CTI contributions to the Multiemployer Plan were immaterial for the years ended December 31, 2023, 2022 and 2021.

Retirement plan expense, which includes all Company 401(k), SERP defined contributions and the Multiemployer Plan, amounted to $4.7 million, $4.1 million and $3.8 million for the years ended December 31, 2023, 2022 and 2021, respectively.

The fair values of the Company's SERP assets as of December 31, 2023 and 2022 were $11.6 million and $7.7 million, respectively, and are measured at Net Asset Value (NAV). The fair value of the SERP assets are included in Other Long Term Assets on the Consolidated Balance Sheets.

20.	Related-Party Transactions:

The Company’s Executive Chairman of the Board owns 50% of an entity that owns one of the Cleveland warehouses and leases it to the Company at a fair market value annual rental of $0.2 million. The lease expires on December 31, 2028 with two five-year renewal options.

Schedule II – Valuation and Qualifying Accounts

(in thousands)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year Ended December 31, 2021
Allowance for credit losses	$1,726	$1,250	$-	$(474)	$2,502
Tax valuation reserve	$2,302	$236	$-	$(1,341)	$1,197

Year Ended December 31, 2022
Allowance for credit losses	$2,502	$2,184	$-	$(855)	$3,831
Tax valuation reserve	$1,197	$-	$-	$(278)	$919

Year Ended December 31, 2023
Allowance for credit losses	$3,831	$(425)	$-	$(776)	$2,630
Tax valuation reserve	$919	$-	$-	$(430)	$489

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Evaluations required by Rule 13a-15 of the Securities Exchange Act of 1934, or Exchange Act, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report have been carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon such evaluations, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2023 in providing reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting is set forth in Part II, Item 8 of this Annual Report on Form 10-K and is incorporated herein. Grant Thornton LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2023, as stated in their report, which appears in Part II, Item 8 of this Annual Report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Trading Arrangement

During the quarter ended December 31, 2023, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as each term is defined in Item 408 of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

Information required by Item 10 as to the executive officers is provided in Part I of this Annual Report on Form 10-K and is incorporated by reference into this section. Other information required by Item 10 will be incorporated herein by reference to the information set forth in our definitive proxy statement for our 2024 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION

Information required by Item 11 will be incorporated herein by reference to the information set forth in our definitive proxy statement for our 2024 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by Item 12 will be incorporated herein by reference to the information set forth in our definitive proxy statement for our 2024 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by Item 13 will be incorporated herein by reference to the information set forth in our definitive proxy statement for our 2024 Annual Meeting of Shareholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by Item 14 will be incorporated herein by reference to the information set forth in our definitive proxy statement for our 2024 Annual Meeting of Shareholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) The following financial statements are included in Part II, Item 8:

Report of Independent Registered Public Accounting Firm

Management’s Report on Internal Control Over Financial Reporting

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2023, 2022 and 2021

Consolidated Balance Sheets as of December 31, 2023 and 2022

Consolidated Statements of Cash Flows for the Years Ended December 31, 2023, 2022 and 2021

Supplemental Disclosures of Cash Flow Information for the Years Ended December 31, 2023, 2022 and 2021

Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2023, 2022 and 2021

Notes to Consolidated Financial Statements for the Years Ended December 31, 2023, 2022 and 2021

(a)(2) Financial Statement Schedules.

Schedule II – Valuation and Qualifying Accounts for the Years Ended December 31, 2023, 2022 and 2021

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

Incorporated by reference to Exhibit 4.32 to the Registrant’s Form 8-K filed with the Commission on January 3, 2023 (Commission File No. 0-23320).
4.33	Joinder and Seventh Amendment to Third Amended and Restated Loan and Security Agreement, dated as of October 13, 2023, among Olympic Steel, Inc., Olympic Steel Minneapolis, Inc., Olympic Steel Iowa, Inc., Oly Steel NC, In., IS Acquisition, Inc., Chicago Tube and Iron, B Metals, Inc., MCI, Inc., ACT Acquisition, Inc., SHAQ, Inc., OS Holdings, Inc., Metal-Fab, Inc., Central Tube and Bar, Inc., the lenders from time to time party thereto and Bank of America, N.A. as Agent for the Lenders.	Incorporated by reference to Exhibit 4.33 to the Registrant's Form 10-Q filed with the Commission on November 3, 2023 (Commission File No. 0-23320).

Exhibit	Description	Reference
10.8 *	Form of Management Retention Agreement for Senior Executive Officers of the Company	Incorporated by reference to Exhibit 10.8 to Registrant's Form 10-Q filed with the Commission on August 7, 2000 (Commission File No. 0-23320).
10.9 *	Form of Management Retention Agreement for Other Officers of the Company	Incorporated by reference to Exhibit 10.9 to Registrant's Form 10-Q filed with the Commission on August 7, 2000 (Commission File No. 0-23320).
10.14 *	Olympic Steel, Inc. Executive Deferred Compensation Plan dated December 15, 2004	Incorporated by reference to Exhibit 10.14 to Registrant’s Form 10-K filed with the Commission on March 14, 2005 (Commission File No. 0-23320).
10.15 *	Form of Non-Solicitation Agreements	Incorporated by reference to Exhibit 10.15 to Registrant’s Form 8-K filed with the Commission on March 4, 2005 (Commission File No. 0-23320).
10.16 *	Form of Management Retention Agreement	Incorporated by reference to Exhibit 10.16 to Registrant’s Form 10-Q filed with the Commission on August 8, 2005 (Commission File No. 0-23320).
10.17 *	Supplemental Executive Retirement Plan Term Sheet	Incorporated by reference to Exhibit 99.1 to Registrant’s Form 8-K filed with the Commission on January 5, 2006 (Commission File No. 0-23320).
10.20 *	Olympic Steel, Inc. Supplemental Executive Retirement Plan	Incorporated by reference to Exhibit 10.20 to Registrant’s Form 8-K filed with the Commission on April 28, 2006 (Commission File No. 0-23320).
10.21 *	Olympic Steel, Inc. Amended and Restated Olympic Steel, Inc. 2007 Omnibus Incentive Plan as Amended Effective May 7, 2021	Incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q filed with the Commission on August 6, 2021 (Commission File No-0-23320).
10.22 *	Olympic Steel, Inc. C-Suite Long-Term Incentive Plan	Incorporated by reference to Exhibit 10.22 to Registrant’s Form 10-K filed with the Commission on February 25, 2022 (Commission File No-0-23320).
10.23 *	Form of C-Suite Long-Term Incentive Agreement for participants.	Incorporated by reference to Exhibit 10.23 to Registrant’s Form 10-K filed with the Commission on February 25, 2021 (Commission File No-0-23320).
10.30 *	Olympic Steel, Inc. Senior Manager Compensation Plan	Incorporated by reference to Exhibit 10.30 to Registrant’s Form 10-Q filed with the Commission on May 6, 2011 (Commission File No. 0-23320).
10.33 *	Richard T. Marabito Employment Agreement effective as of December 21, 2018	Incorporated by reference to Exhibit 10.13 to Registrant’s Form 8-K filed with the Commission on December 21, 2018 (Commission File No. 0-23320).

Exhibit	Description	Reference
10.34 *	Form of RSU Agreements for Messrs. Marabito, Greiff and Manson.	Incorporated by reference to Exhibit 10.34 to Registrant’s Form 10-K filed with the Commission on February 23, 2012 (Commission File No. 0-23320).
10.37 *	Amendment to Form of Management Retention Agreement for Senior Executive Officers of the Company	Incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q filed with the Commission on May 1, 2015 (Commission File No. 0-23320).
10.41 *	Employment Agreement, dated as of January 1, 2020, between Olympic Steel, Inc. and Andrew S. Greiff	Incorporated by reference to Exhibit 10.41 to Registrant’s Form 8-K filed with the Commission on December 27, 2019 (Commission File No. 0-23320).
10.42 *	Richard A. Manson Employment Agreement effective as of January 1, 2022	Incorporated by reference to Exhibit 10.40 to Registrant’s Form 8-K filed with the Commission on November 26, 2021 (Commission File No. 0-23320).
10.43 *	Key Employee Severance Benefit Plan.	Incorporated by reference to Exhibit 1043 to Registrant's Form 10-Q filed with the Commission on November 3, 2023 (Commission File No. 0-23320).
10.44 *	Form of RSU Agreement for Outside Directors.	Filed herewith
21	List of Subsidiaries	Filed herewith
23.1	Consent of Grant Thornton, LLP, Independent Registered Public Accounting Firm	Filed herewith
24	Directors and Officers Powers of Attorney	Filed herewith
31.1	Certification of the Principal Executive Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of the Principal Financial Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Written Statement of Richard T. Marabito, Chairman and Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Written Statement of Richard A. Manson, Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
97 *	Olympic Steel, Inc. Compensation Recoupment Policy	Filed herewith
101

The following materials from Olympic Steel’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, (iv) the Supplemental Disclosures of Cash Flow Information, (v) the Consolidated Statements of Shareholders’ Equity, (vi) Notes to Unaudited Consolidated Financial Statements and (vii) document and entity information.

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

OLYMPIC STEEL, INC.

February 23, 2024	By: /s/ Richard A. Manson
Richard A. Manson,
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated and on the dates indicated.

February 23, 2024	/s/ Richard T. Marabito *
Richard T. Marabito, Chief Executive Officer
(Principal Executive Officer)

February 23, 2024	/s/ Richard A. Manson *
Richard A. Manson, Chief Financial Officer
(Principal Financial and Accounting Officer)

February 23, 2024	/s/ Michael D. Siegal *
Michael D. Siegal, Executive Chairman of the Board

February 23, 2024	/s/ Arthur F. Anton *
Arthur F. Anton, Lead Director

February 23, 2024	/s/ Dirk A. Kempthorne *
Dirk A. Kempthorne, Director

February 23, 2024	/s/ Idalene F. Kesner *
Idalene F. Kesner, Director

February 23, 2024	/s/ Michael G. Rippey *
Michael G. Rippey, Director

February 23, 2024	/s/ Richard P. Stovsky *
Richard P. Stovsky, Director

February 23, 2024	/s/ Vanessa Whiting *
Vanessa Whiting, Director

February 23, 2024	/s/ David A. Wolfort *
David A. Wolfort, Director

* The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to the Powers of Attorney executed by the above-named officers and directors of the Company and filed with the Securities and Exchange Commission on behalf of such officers and directors.

By:	/s/ Richard A. Manson	February 23, 2024
Richard A. Manson, Attorney-in-Fact