Form 10-Q
period 2024-03-31
OLYMPIC STEEL INC
filed 2024-05-03
CIK 917470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 3, 2024
Common stock, without par value	11,132,542

Olympic Steel, Inc.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Olympic Steel, Inc.

Consolidated Balance Sheets

(in thousands)

	As of
	March 31, 2024	December 31, 2023
	(unaudited)
Assets
Cash and cash equivalents	$10,340	$13,224
Accounts receivable, net	214,753	191,149
Inventories, net (includes LIFO reserves of $12,443 and $12,043 as of March 31, 2024 and December 31, 2023, respectively)	397,567	386,535
Prepaid expenses and other	9,304	12,261
Total current assets	631,964	603,169
Property and equipment, at cost	487,968	483,448
Accumulated depreciation	(303,462)	(297,340)
Net property and equipment	184,506	186,108
Goodwill	52,091	52,091
Intangible assets, net	91,559	92,621
Other long-term assets	18,864	16,466
Right of use assets, net	32,795	34,380
Total assets	$1,011,779	$984,835

Liabilities
Accounts payable	$149,429	$119,718
Accrued payroll	16,475	30,113
Other accrued liabilities	19,273	22,593
Current portion of lease liabilities	7,786	7,813
Total current liabilities	192,963	180,237
Credit facility revolver	196,800	190,198
Other long-term liabilities	22,420	20,151
Deferred income taxes	10,897	11,510
Lease liabilities	25,714	27,261
Total liabilities	448,794	429,357
Shareholders' Equity
Preferred stock	-	-
Common stock	137,063	136,541
Accumulated other comprehensive income	-	41
Retained earnings	425,922	418,896
Total shareholders' equity	562,985	555,478
Total liabilities and shareholders' equity	$1,011,779	$984,835

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Consolidated Statements of Comprehensive Income

For the Three Months Ended March 31,

(in thousands, except per share data)

	2024	2023
	(unaudited)

Net sales	$526,642	$573,076
Costs and expenses
Cost of materials sold (excludes items shown separately below)	407,538	452,636
Warehouse and processing	32,893	30,649
Administrative and general	30,152	33,185
Distribution	16,758	17,741
Selling	11,536	10,397
Occupancy	4,493	4,544
Depreciation	6,006	5,077
Amortization	1,328	1,124
Total costs and expenses	510,704	555,353
Operating income	15,938	17,723
Other loss, net	19	11
Income before interest and income taxes	15,919	17,712
Interest and other expense on debt	4,010	4,223
Income before income taxes	11,909	13,489
Income tax provision	3,212	3,617
Net income	$8,697	$9,872
Loss on cash flow hedge	(41)	(405)
Tax effect on cash flow hedge	-	101
Total comprehensive income	$8,656	$9,568

Earnings per share:
Net income per share - basic	$0.75	$0.85
Weighted average shares outstanding - basic	11,663	11,570
Net income per share - diluted	$0.75	$0.85
Weighted average shares outstanding - diluted	11,663	11,571

Dividends declared per share of common stock	$0.150	$0.125

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Consolidated Statements of Cash Flows

For the Three Months Ended March 31,

(in thousands)

	2024	2023
	(unaudited)

Cash flows (used for) from operating activities:
Net income	$8,697	$9,872
Adjustments to reconcile net income to net cash (used for) from operating activities -
Depreciation and amortization	7,334	6,201
Amortization of deferred financing fees	194	132
Loss (Gain) on disposition of property and equipment	197	(92)
Stock-based compensation	522	407
Other long-term assets	(982)	(1,587)
Other long-term liabilities	330	1,020
	16,292	15,953
Changes in working capital:
Accounts receivable	(23,604)	(6,458)
Inventories	(11,032)	26,184
Prepaid expenses and other	3,032	2,412
Accounts payable	28,779	37,476
Change in outstanding checks	932	167
Accrued payroll and other accrued liabilities	(17,007)	(23,294)
	(18,900)	36,487
Net cash (used for) from operating activities	(2,608)	52,440

Cash flows used for investing activities:
Acquisition, net of cash acquired	-	(129,476)
Capital expenditures	(4,818)	(7,415)
Proceeds from disposition of property and equipment	-	124
Net cash used for investing activities	(4,818)	(136,767)

Cash flows from financing activities:
Credit facility revolver borrowings	166,595	263,194
Credit facility revolver repayments	(159,993)	(170,087)
Principal payment under finance lease obligation	(289)	(220)
Credit facility fees and expenses	(100)	(944)
Dividends paid on common stock	(1,671)	(1,392)
Net cash from financing activities	4,542	90,551

Cash and cash equivalents:
Net change	(2,884)	6,224
Beginning balance	13,224	12,189
Ending balance	$10,340	$18,413

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Supplemental Disclosures of Cash Flow Information

For the Three Months Ended March 31,

(in thousands)

	2024	2023
	(unaudited)

Interest paid	$3,590	$3,561
Income taxes paid (refunded)	$(69)	$115

The Company incurred a nominal amount of new financing lease obligations during the three months ended March 31, 2024. The Company incurred $1.7 million of new financing lease obligations during the three months ended March 31, 2023. These non-cash transactions have been excluded from the Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023.

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Consolidated Statements of Shareholders’ Equity

(in thousands)

(unaudited)

	For the Three Months Ended March 31, 2024
		Accumulated
		Other
	Common	Comprehensive	Retained	Total
	Stock	Income	Earnings	Equity

Balance at December 31, 2023	$136,541	$41	$418,896	$555,478
Net income	-	-	8,697	8,697
Payment of dividends on common stock ($0.150 per share)	-	-	(1,671)	(1,671)
Stock-based compensation	522	-	-	522
Changes in fair value of hedges, net of tax	-	(41)	-	(41)
Balance at March 31, 2024	$137,063	$-	$425,922	$562,985

	For the Three Months Ended March 31, 2023
		Accumulated
		Other
	Common	Comprehensive	Retained	Total
	Stock	Income	Earnings	Equity

Balance at December 31, 2022	$134,724	$1,311	$379,933	$515,968
Net income	-	-	9,872	9,872
Payment of dividends on common stock ($0.125 per share)	-	-	(1,392)	(1,392)
Stock-based compensation	407	-	-	407
Changes in fair value of hedges, net of tax	-	(304)	-	(304)
Balance at March 31, 2023	$135,131	$1,007	$388,413	$524,551

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Notes to Unaudited Consolidated Financial Statements

March 31, 2024

1.	Basis of Presentation:

The accompanying consolidated financial statements have been prepared from the financial records of Olympic Steel, Inc. and its wholly-owned subsidiaries (collectively, Olympic or the Company), without audit and reflect all normal and recurring adjustments which are, in the opinion of management, necessary to fairly state the results of the interim periods covered by this report. Year-to-date results are not necessarily indicative of 2024 annual results and these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. All intercompany transactions and balances have been eliminated in consolidation.

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

The primary focus of the specialty metals flat products segment is on the direct sale and distribution of processed aluminum and stainless flat-rolled sheet and coil products, flat bar products, prime tin mill products and fabricated parts. Through acquisitions, the specialty metals flat products segment has expanded its geographical footprint and enhanced its product offerings in stainless steel and aluminum plate, sheet, angles, flat bar, tube and pipe and the manufacturing and distribution of stainless steel bollards and water treatment systems.

The primary focus of the carbon flat products segment is on the direct sale and distribution of large volumes of processed carbon and coated flat-rolled sheet, coil and plate products and fabricated parts. Through acquisitions, the carbon flat products segment has expanded its product offerings to include self-dumping hoppers and steel and stainless-steel dump inserts for pickup truck and service truck beds. Through the acquisition of Metal-Fab, Inc. (Metal-Fab), on January 3, 2023, the carbon flat products segment further expanded its product offerings to include venting, micro air and clean air products for residential, commercial and industrial applications.

The flat products segment acts as an intermediary between metals producers and manufacturers that require processed metals for their operations. The flat products segment serves customers in most metals consuming industries, including food service and commercial appliances, manufacturers and fabrications of transportation and material handling equipment, construction and farm machinery, storage tanks, environmental and energy generation equipment, automobiles, military vehicles and equipment, as well as general and plate fabricators and metals service centers. These products are primarily distributed through a direct sales force.

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

The primary focus of the tubular and pipe products segment is on the distribution of metal tubing, pipe, bar, valve and fittings and the fabrication of pressure parts supplied to various industrial markets. Through the acquisition of Central Tube and Bar (CTB), on October 2, 2023, the tubular and pipe products segment further expanded its geographical footprint and extended its value-added contract manufacturing capabilities. The tubular and pipe products segment operates from 10 locations in the midwestern and southern United States. The tubular and pipe products segment distributes its products primarily through a direct sales force.

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

Impact of Recently Issued Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure". The objective of this ASU is to enhance the disclosures a public entity provides about their reportable segments. The ASU does not amend any of the existing guidance or requirements in Topic 280, Segment Reporting. Under the ASU, public entities must disclose incremental segment information on both an annual and interim basis. The ASU is effective for annual periods beginning after December 15, 2023 and interim periods beginning after December 15, 2024, applied retroactively. The Company does not anticipate this having a material impact on the Consolidated Financial Statements.

In December 2023, the FASB issued ASU No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures". The objective of this ASU is to improve the information a reporting entity provides to users of financial statements about the entity's operations and the effects of related tax risks and tax planning on the entity's tax rate and potential future cash flows. The ASU enhances disclosures regarding the rate reconciliation, income taxes paid and other items. The ASU is effective for annual periods beginning after December 15, 2024 for public business entities. The Company is not an early adopter of this guidance and it impacts are not included prospectively or retrospectively on the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

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

	Disaggregated Revenue by Products Sold
	For the Three Months Ended March 31, 2024
	Specialty
	metals flat	Carbon flat	Tubular and
	products	products	pipe products	Total
Specialty	24.6%	-	-	24.6%
Hot Rolled	-	27.7%	-	27.7%
Tube	-	-	18.3%	18.3%
Plate	-	13.5%	-	13.5%
Coated	-	11.1%	-	11.1%
Cold Rolled	-	4.2%	-	4.2%
Other	-	0.6%	-	0.6%
Total	24.6%	57.1%	18.3%	100.0%

	Disaggregated Revenue by Products Sold
	For the Three Months Ended March 31, 2023
	Specialty
	metals flat	Carbon flat	Tubular and
	products	products	pipe products	Total
Specialty	29.1%	-	-	29.1%
Hot Rolled	-	27.3%	-	27.3%
Tube	-	-	16.9%	16.9%
Plate	-	13.5%	-	13.5%
Coated	-	8.5%	-	8.5%
Cold Rolled	-	3.4%	-	3.4%
Other	-	1.3%	-	1.3%
Total	29.1%	54.0%	16.9%	100.0%

3.	Accounts Receivable:

Accounts receivable are presented net of allowances for credit losses and unissued credits of $3.6 million and $4.2 million as of  March 31, 2024 and December 31, 2023, respectively. The allowance for credit losses is maintained at a level considered appropriate based on historical experience, specific customer collection issues that have been identified, current market conditions and estimates for supportable forecasts when appropriate. Estimations are based upon a calculated percentage of accounts receivable, which remains fairly level from year to year, and judgments about the probable effects of economic conditions on certain customers, which can fluctuate significantly from year to year. The Company cannot guarantee that the rate of future credit losses will be similar to past experience. The Company considers all available information when assessing the adequacy of its allowance for credit losses and unissued credits.

4.	Inventories:

Inventories consisted of the following:

	Inventory as of
(in thousands)	March 31, 2024	December 31, 2023
Unprocessed	$290,058	$282,565
Processed and finished	107,509	103,970
Totals	$397,567	$386,535

The Company values certain of its tubular and pipe products inventory at the last-in, first-out (LIFO) method. As of  March 31, 2024 and December 31, 2023, approximately $37.1 million, or 9.3% of consolidated inventory, and $38.2 million, or 9.9% of consolidated inventory, respectively, was reported under the LIFO method of accounting. The cost of the remainder of the tubular and pipe products inventory is determined using a weighted average rolling first-in, first-out (FIFO) method.

During the three months ended March 31, 2024, the Company recorded $0.4 million of LIFO expense. The Company did not record LIFO expense or income during the three months ended March 31, 2023.

If the FIFO method had been in use, inventories would have been $12.4 million higher than reported as of  March 31, 2024 and $12.0 million higher than reported at December 31, 2023.

5.	Goodwill and Intangible Assets:

The Company's intangible assets were recorded in connection with its acquisitions of Metal-Fab and CTB in 2023, Shaw Stainless & Alloy, Inc. (Shaw) in 2021, Action Stainless & Alloys, Inc. (Action Stainless) in 2020, EZ Dumper® hydraulic dump inserts (EZ Dumper) and McCullough Industries (McCullough) in 2019, Berlin Metals, LLC (Berlin Metals) in 2018 and Chicago Tube and Iron (CTI) in 2011. The intangible assets were evaluated on the premise of highest and best use to a market participant, primarily utilizing the income approach valuation methodology.

Goodwill, by reportable unit, was as follows as of March 31, 2024 and December 31, 2023, respectively. The goodwill is deductible for tax purposes.

	Carbon Flat	Specialty Metals	Tubular and
(in thousands)	Products	Flat Products	Pipe Products	Total
Balance as of December 31, 2023	$34,259	$9,431	$8,401	$52,091
Acquisitions	-	-	-	-
Impairments	-	-	-	-
Balance as of March 31, 2024	$34,259	$9,431	$8,401	$52,091

Intangible assets, net, consisted of the following as of March 31, 2024 and December 31, 2023, respectively:

	As of March 31, 2024
	Gross Carrying	Accumulated	Intangible
(in thousands)	Amount	Amortization	Assets, Net
Customer relationships - subject to amortization	$62,559	$(15,911)	$46,648
Covenant not to compete - subject to amortization	2,339	(783)	1,556
Technology and know-how - subject to amortization	7,000	(513)	6,487
Trade name - not subject to amortization	36,868	-	36,868
	$108,766	$(17,207)	$91,559

	As of December 31, 2023
	Gross Carrying	Accumulated	Intangible
(in thousands)	Amount	Amortization	Assets, Net
Customer relationships - subject to amortization	$62,559	$(15,084)	$47,475
Covenant not to compete - subject to amortization	2,339	(679)	1,660
Technology and know-how - subject to amortization	7,000	(382)	6,618
Trade name - not subject to amortization	36,868	-	36,868
	$108,766	$(16,145)	$92,621

The Company estimates that amortization expense for its intangible assets subject to amortization will be approximately $4.3 million per year for the next two years, $3.8 million the following year and then $3.3 million and $3.0 million, respectively, over the next two years.

6.	Leases:

The components of lease expense were as follows:

	For the Three Months
	Ended March 31,
(in thousands)	2024	2023
Operating lease cost	$2,398	$2,140

Finance lease cost:
Amortization of right-of-use assets	$283	$229
Interest on lease liabilities	38	35
Total finance lease cost	$321	$264

Supplemental cash flow information related to leases was as follows:

	For the Three Months
	Ended March 31,
(in thousands)	2024	2023
Cash paid for lease liabilities:
Operating cash flows from operating leases	$2,386	$2,105
Operating cash flows from finance leases	38	35
Financing cash flows from finance leases	289	220
Total cash paid for lease liabilities	$2,713	$2,360

Supplemental balance sheet information related to leases was as follows:

	March 31,	December 31,
(in thousands)	2024	2023
Operating Leases
Operating lease	$55,744	$56,117
Operating lease accumulated amortization	(22,949)	(21,737)
Operating lease right-of-use asset, net	32,795	34,380

Operating lease current liabilities	7,786	7,813
Operating lease liabilities	25,714	27,261
Total operating lease liabilities	$33,500	$35,074

Finance Leases
Finance lease	5,732	5,686
Finance lease accumulated depreciation	(2,878)	(2,615)
Finance lease, net	2,854	3,071

Finance lease current liabilities	1,034	1,087
Finance lease liabilities	1,934	2,106
Total finance lease liabilities	$2,968	$3,193

Weighted Average Remaining Lease Term
Operating leases (in years)	6	6
Finance leases (in years)	4	4

Weighted Average Discount Rate
Operating leases	4.10%	4.07%
Finance leases	5.15%	5.06%

Maturities of lease liabilities were as follows:

	Operating	Finance
(in thousands)	Leases	Leases
Year Ending December 31,
2024	$6,898	$904
2025	7,552	926
2026	6,377	633
2027	5,119	432
2028	3,850	316
Thereafter	8,140	41
Total future minimum lease payments	$37,936	$3,252
Less remaining imputed interest	(4,436)	(284)
Total	$33,500	$2,968

7.	Debt:

The Company’s debt is comprised of the following components:

	As of
	March 31,	December 31,
(in thousands)	2024	2023
Asset-based revolving credit facility due June 16, 2026	$196,800	$190,198
Total debt	$196,800	$190,198

The Company's ABL Credit Facility is collateralized by the Company's accounts receivable, inventory and personal property. The $625 million ABL Credit Facility consists of: (i) a revolving credit facility of up to $595 million, including a $20 million sub-limit for letters of credit, and (ii) a first in, last out revolving credit facility of up to $30 million. Under the terms of the ABL Credit Facility, the Company may, subject to the satisfaction of certain conditions, request additional commitments under the revolving credit facility in the aggregate principal amount of up to $200 million to the extent that existing or new lenders agree to provide such additional commitments, and add real estate as collateral at the Company’s discretion. The ABL Credit Facility matures on June 16, 2026.

The ABL Credit Facility contains customary representations and warranties and certain covenants that limit the ability of the Company to, among other things: (i) incur or guarantee additional indebtedness; (ii) pay distributions on, redeem or repurchase capital stock or redeem or repurchase subordinated debt; (iii) make investments; (iv) sell assets; (v) enter into agreements that restrict distributions or other payments from restricted subsidiaries to the Company; (vi) incur liens securing indebtedness; (vii) consolidate, merge or transfer all or substantially all of the Company’s assets; and (viii) engage in transactions with affiliates. In addition, the ABL Credit Facility contains a financial covenant which requires if any commitments or obligations are outstanding and the Company’s availability is less than the greater of $30 million or 10.0% of the aggregate amount of revolver commitments ($62.5 million at March 31, 2024) or 10.0% of the aggregate borrowing base ($56.8 million at March 31, 2024), then the Company must maintain a ratio of Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA) minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00 for the most recent twelve fiscal month period.

As of March 31, 2024, the Company was in compliance with its covenants and had approximately $366 million of availability under the ABL Credit Facility.

The Company has the option to borrow under its revolver based on the agent’s base rate plus a premium ranging from 0.00% to 0.25% or the Secured Overnight Financing Rate (SOFR) plus a premium ranging from 1.25% to 2.75%.

As of March 31, 2024 and December 31, 2023, $1.6 million and $1.7 million, respectively, of bank financing fees were included in “Prepaid expenses and other” and “Other long-term assets” on the accompanying Consolidated Balance Sheets. The financing fees are being amortized over the five-year term of the ABL Credit Facility and are included in “Interest and other expense on debt” on the accompanying Consolidated Statements of Comprehensive Income.

8.	Derivative Instruments:

Metals swaps and embedded customer derivatives

During 2024 and 2023, the Company entered into nickel swaps indexed to the London Metal Exchange (LME) price of nickel with third-party brokers. The nickel swaps are accounted for as derivatives for accounting purposes. The Company entered into them to mitigate its customers’ risk of volatility in the price of metals. The outstanding nickel swaps mature in 2024. The swaps are settled with the brokers at maturity. The economic benefit or loss arising from the changes in fair value of the swaps is contractually passed through to the customer. The primary risk associated with the metals swaps is the ability of customers or third-party brokers to honor their agreements with the Company related to derivative instruments. If the customer or third-party brokers are unable to honor their agreements, the Company’s risk of loss is the fair value of the metals swaps.

These derivatives have not been designated as hedging instruments. The periodic changes in fair value of the metals and embedded customer derivative instruments are included in “Cost of materials sold” in the Consolidated Statements of Comprehensive Income. The Company recognizes derivative positions with both the customer and the third party for the derivatives and classifies cash settlement amounts associated with them as part of “Cost of materials sold” in the Consolidated Statements of Comprehensive Income. The cumulative change in fair value of the metals swaps that had not yet settled as of March 31, 2024, are included in “Other accrued liabilities” and the embedded customer derivatives are included in “Accounts receivable, net” on the Consolidated Balance Sheets as of March 31, 2024.

Fixed rate interest rate hedge

On January 10, 2019, the Company entered into a five-year forward starting fixed rate interest rate hedge in order to eliminate the variability of cash interest payments on $75 million of the outstanding LIBOR based borrowings under the ABL Credit Facility. January 3, 2023, the Company amended the interest rate hedge agreement to use SOFR as the reference rate and updated the fixed rate to 2.42% from 2.57%. The interest rate hedge agreement ended on January 10, 2024.

The table below shows the total impact to the Company’s Consolidated Statements of Comprehensive Income through net income of the derivatives for the three months ended March 31, 2024 and 2023, respectively.

	Net Gain (Loss) Recognized
	For the Three Months
	Ended March 31,
(in thousands)	2024	2023
Fixed interest rate hedge	$55	$319
Metals swaps	1	(276)
Embedded customer derivatives	(1)	276
Total gain	$55	$319

9.	Fair Value of Assets and Liabilities:

During the three months ended March 31, 2024, there were no transfers of financial assets between Levels 1, 2 or 3 fair value measurements. There have been no changes in the methodologies used as of  March 31, 2024 since December 31, 2023.

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company:

	Value of Items Recorded at Fair Value
	As of March 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Metal swaps	$-	$4,098	$-	$4,098
Embedded customer derivative	-	407	-	407
Supplemental executive retirement plan	13,726	-	-	13,726
Total assets at fair value	$13,726	$4,505	$-	$18,231

Liabilities:
Metal swaps	$-	$4,505	$-	$4,505
Total liabilities recorded at fair value	$-	$4,505	$-	$4,505

	Value of Items Recorded at Fair Value
	As of December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Metal swaps	$-	$4,458	$-	$4,458
Embedded customer derivative	-	766	-	766
Fixed interest rate hedge	-	55	-	55
Supplemental executive retirement plan	11,617	-	-	11,617
Total assets at fair value	$11,617	$5,279	$-	$16,896

Liabilities:
Metal swaps	$-	$5,224	$-	$5,224
Total liabilities at fair value	$-	$5,224	$-	$5,224

The value of the items not recorded at fair value represent the carrying value of the liabilities.

The carrying value of the ABL Credit Facility was $196.8 million and $190.2 million at March 31, 2024 and December 31, 2023, respectively.  Management believes that the ABL Credit Facility’s carrying value approximates its fair value due to the variable interest rate on the ABL Credit Facility.

10.	Accumulated Other Comprehensive Income:

On January 10, 2019, the Company entered into a five-year forward starting fixed rate interest rate hedge in order to eliminate the variability of cash interest payments on $75 million of the outstanding LIBOR based borrowings under the ABL Credit Facility. January 3, 2023, the Company amended the interest rate hedge agreement to use SOFR as the reference rate and updated the fixed rate to 2.42% from 2.57%. The interest rate hedge agreement ended on January 10, 2024.

11.	Equity Plans:

Restricted Shares, Restricted Stock Units and Performance Share Units

Pursuant to the Amended and Restated Olympic Steel 2007 Omnibus Incentive Plan (the Incentive Plan), the Company may grant stock options, stock appreciation rights, restricted shares (RS), restricted share units (RSU), performance shares, and other stock- and cash-based awards to employees and directors of, and consultants to, the Company and its affiliates. Since adoption of the Incentive Plan, 1,400,000 shares of common stock have been authorized for equity grants. On an annual basis, the compensation committee of the Company’s Board of Directors awards RSs or RSUs to each non-employee director as part of their annual compensation.

The annual award for 2024 per director was $110,000 of RSs. Subject to the terms of the Incentive Plan and the RS agreement, one-third of the RSs vest on each December 31, 2024, December 31, 2025 and December 31, 2026. The grantee will not be entitled to vote on the RSs or receive dividends with respect to RSs until they vest.

The annual award for 2023 per director was $80,000 of RSUs. Subject to the terms of the Incentive Plan and the RSU agreement, the 2023 RSUs vest after one year of service (from the date of grant). The RSUs are not converted into shares of common stock until the director either resigns or is terminated from the Company's Board of Directors.

In January 2022, the Company adopted a new C-Suite Long-Term Incentive Plan (the C-Suite Plan) that operates under the Senior Manager Stock Incentive Plan. Under the C-Suite Plan, the Chief Executive Officer, the Chief Financial Officer and the President and Chief Operating Officer are eligible for participation. In each calendar year, the Committee may award eligible participants a long-term incentive of both a RSU grant and a performance stock units (PSU) grant. Additionally, the Committee may offer a long-term cash incentive (split equally between service and performance-based portions) to supplement both the RSU and PSU grants in order to arrive at the total long-term award target. For 2024, the total long-term award target is $1.1 million for the Chief Executive Officer, $0.8 million for the President and Chief Operating Officer and $0.5 million for the Chief Financial Officer. For 2023, the total long-term award target is $1.1 million for the Chief Executive Officer, $0.6 million for the President and Chief Operating Officer and $0.3 million for the Chief Financial Officer. The PSUs will vest if the return on net assets, calculated as EBITDA divided by Average Accounts Receivable, Inventory and Property and Equipment, exceeds five percent. Each RSU and service-based cash incentive vests three years after the grant date. Each vested RSU will convert into the right to receive one share of common stock. During 2024, a total of 17,243 RSUs and 17,243 PSUs were granted to the participants under the C-Suite Plan, and $37,400 and $37,400, respectively, were granted in service-based and performance-based cash awards. During 2023, a total of 20,000 RSUs and 20,000 PSUs were granted to the participants under the C-Suite Plan, and $0.3 million million and $0.3 million million, respectively, were granted in service-based and performance-based cash awards. If the return on net assets falls below 5 percent, no performance-based incentive will be awarded. The maximum performance-based award is achieved if return on net assets exceeds ten percent, and is capped at 150% of the grant.

Stock-based compensation expense recognized on RSUs for the three months ended March 31, 2024 and 2023, respectively, is summarized in the following table:

	For the Three Months Ended
	March 31,
(in thousands, except per share data)	2024	2023
RS and RSU expense before taxes	$479	$407
RS and RSU expense after taxes	$350	$298

All pre-tax charges related to RS and RSU were included in the caption “Administrative and general” on the accompanying Consolidated Statements of Comprehensive Income.

The following table summarizes the activity related to RS for the three months ended March 31, 2024 and 2023, respectively:

	As of March 31, 2024		As of March 31, 2023
	Number of	Weighted Average	Number of	Weighted Average
	Shares	Granted Price	Shares	Granted Price
Outstanding at December 31	-	$-	-	$-
Granted	10,050	65.65	-	-
Outstanding at March 31	10,050	$65.65	-	$-
Vested at March 31	-	$-	-	$-

The following table summarizes the activity related to RSU for the three months ended March 31, 2024 and 2023, respectively:

	As of March 31, 2024		As of March 31, 2023
	Number of	Weighted Average	Number of	Weighted Average
	Shares	Granted Price	Shares	Granted Price
Outstanding at December 31	662,103	$20.28	617,518	$18.95
Granted	34,486	66.70	49,768	36.63
Converted into shares	-	-	(2,610)	18.78
Forfeited	(2,570)	16.99	-	-
Outstanding at March 31	694,019	$22.60	664,676	$20.28
Vested at March 31	529,725	$20.10	438,914	$24.95

12.	Income Taxes:

For the three months ended March 31, 2024, the Company recorded an income tax provision of $3.2 million, or 27.0%, compared to an income tax provision of $3.6 million, or 26.8%, for the three months ended March 31, 2023.

The tax provision for the interim period is determined using an estimate of the Company’s annual effective tax rate, adjusted for discrete items that are taken into account in the relevant period. Each quarter, the Company updates the estimate of the annual effective tax rate, and if the estimated tax rate changes, the Company makes a cumulative adjustment.

The quarterly tax provision and the quarterly estimate of the annual effective tax rate is subject to significant volatility due to several factors, including variability in accurately predicting the Company’s pre-tax and taxable income and the mix of jurisdictions to which they relate, changes in law and relative changes of expenses or losses for which tax benefits are not recognized. Additionally, the effective tax rate can be more or less volatile based on the amount of pre-tax income. For example, the impact of discrete items and non-deductible expenses on the effective tax rate is greater when pre-tax income is lower.

13.	Shares Outstanding and Earnings Per Share:

Earnings per share have been calculated based on the weighted average number of shares outstanding as set forth below:

	For the Three Months Ended
	March 31,
(in thousands, except per share data)	2024	2023
Weighted average basic shares outstanding	11,663	11,570
Assumed exercise of stock options and issuance of stock awards	-	1
Weighted average diluted shares outstanding	11,663	11,571
Net income	$8,697	$9,872
Basic earnings per share	$0.75	$0.85
Diluted earnings per share	$0.75	$0.85
Unvested RSs and RSUs	174	226

14.	Stock Repurchase Program:

On October 2, 2015, the Company announced that its Board of Directors authorized a stock repurchase program of up to 550,000 shares of the Company’s issued and outstanding common stock, which could include open market repurchases, negotiated block transactions, accelerated stock repurchases or open market solicitations for shares, all or some of which may be effected through Rule 10b5-1 plans. Any of the repurchased shares are held in the Company’s treasury, or canceled and retired as the Board may determine from time to time. Any repurchases of common stock are subject to the covenants contained in the ABL Credit Facility. Under the ABL Credit Facility, the Company may repurchase common stock and pay dividends up to $15 million in the aggregate during any trailing twelve months without restrictions. Purchases of common stock or dividend payments in excess of $15 million in the aggregate require the Company to (i) maintain availability in excess of 20.0% of the aggregate revolver commitments ($125.0 million at March 31, 2024) or (ii) to maintain availability equal to or greater than 15.0% of the aggregate revolver commitments ($93.8 million at March 31, 2024) and the Company must maintain a pro-forma ratio of EBITDA minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00.

There were no shares repurchased during the three months ended March 31, 2024 and 2023.  As of March 31, 2024, 360,212 shares remain authorized for repurchase under the program.

At-the-Market Equity Program

On September 3, 2021, the Company commenced an at-the-market (ATM) equity program under its shelf registration statement, which allows it to sell and issue up to $50 million in shares of its common stock from time to time. The Company entered into an Equity Distribution Agreement on September 3, 2021 with KeyBanc Capital Markets Inc. (KeyBanc) relating to the issuance and sale of shares of common stock pursuant to the program. KeyBanc is not required to sell any specific amount of securities but will act as the Company’s sales agent using commercially reasonable efforts consistent with its normal trading and sales practices, on mutually agreed terms between KeyBanc and the Company. KeyBanc will be entitled to compensation for shares sold pursuant to the program of 2.0% of the gross proceeds of any shares of common stock sold under the Equity Distribution Agreement. No shares were sold under the ATM program during the three months ended March 31, 2024 and 2023.

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

The following table provides financial information by segment and reconciles the Company’s operating income by segment to the consolidated income before income taxes for the three months ended March 31, 2024 and 2023, respectively.

	For the Three Months Ended
	March 31,
(in thousands)	2024	2023
Net sales
Specialty metals flat products	$129,534	$166,564
Carbon flat products	300,975	309,818
Tubular and pipe products	96,133	96,694
Total net sales	$526,642	$573,076

Depreciation and amortization
Specialty metals flat products	$988	$984
Carbon flat products	4,081	3,607
Tubular and pipe products	2,248	1,593
Corporate	17	17
Total depreciation and amortization	$7,334	$6,201

Operating income
Specialty metals flat products	$3,931	$9,259
Carbon flat products	8,657	5,946
Tubular and pipe products	7,627	9,741
Corporate expenses	(4,277)	(7,223)
Total operating income	$15,938	$17,723
Other loss, net	19	11
Income before interest and income taxes	15,919	17,712
Interest and other expense on debt	4,010	4,223
Income before income taxes	$11,909	$13,489

	For the Three Months Ended
	March 31,
(in thousands)	2024	2023
Capital expenditures
Flat products segments	$3,410	$4,502
Tubular and pipe products	1,408	2,913
Total capital expenditures	$4,818	$7,415

	As of
	March 31,	December 31,
(in thousands)	2024	2023
Assets
Flat products segments	$674,903	$649,744
Tubular and pipe products	335,528	333,677
Corporate	1,348	1,414
Total assets	$1,011,779	$984,835

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and accompanying notes contained herein and our consolidated financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2023. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed under Item 1A (Risk Factors) in our Annual Report on Form 10-K for the year ended December 31, 2023, and in Part II, Item 1A (Risk Factors) in this Quarterly Report on Form 10-Q. The following section is qualified in its entirety by the more detailed information, including our financial statements and the notes thereto, which appear elsewhere in this Quarterly Report on Form 10-Q.

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

At March 31, 2024, we employed approximately 2,163 people.  Approximately 245 of the hourly plant personnel at the facilities listed below are represented by seven separate collective bargaining units.  The table below shows the expiration dates of the collective bargaining agreements.

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

Due to the nature of the products sold in each segment, there are significant differences in the segments’ average selling price and the cost of materials sold. The specialty metals flat products segment generally has the highest average selling price among the three segments followed by the tubular and pipe products segment and carbon flat products segment. Due to the nature of the tubular and pipe products, we do not report tons sold or per ton information. Gross profit per ton is generally higher in the specialty metals flat products segment than the carbon flat products segment. Gross profit as a percentage of net sales is generally higher in the tubular and pipe products and specialty metals flat products segments than the carbon flat products segment. Due to the differences in average selling prices, gross profit and gross profit percentage among the segments, a change in the mix of sales could impact total net sales, gross profit, and gross profit percentage. In addition, certain inventory in the tubular and pipe products segment is valued under the LIFO method. Adjustments to the LIFO inventory value are recorded to cost of materials sold and may impact the gross margin and gross margin percentage at the consolidated Company and tubular and pipe products segment levels.

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

Tubular and pipe products

The primary focus of our tubular and pipe products segment is on the distribution of metal tubing, pipe, bar, valve and fittings and the fabrication of pressure parts supplied to various industrial markets. Through the acquisition of CTB on October 2, 2023, the tubular and pipe products segment further expanded its geographic footprint and extended its value-added contract manufacturing capabilities. The tubular and pipe products segment operates from 10 locations in the Midwestern and Southern United States. The tubular and pipe products segment distributes its products primarily through a direct sales force.

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

Results of Operations

Our results of operations are impacted by the market price of metals.  Metals prices fluctuate significantly and changes to our net sales, cost of materials sold, gross profit, cost of inventory and profitability, are all impacted by industry metals pricing.  Index pricing on carbon steel decreased during the first quarter of 2024 by $344 per ton, or 31.3%. Hot rolled coil index prices were 29.1% lower in the first quarter of 2024 compared to the first quarter of 2023.  Metals prices in our specialty metals flat-product segment decreased during the three months ended March 31, 2024, primarily due to a 8.4% decrease in stainless steel surcharges. The average price of stainless surcharges decreased 36.6% during the first three months of 2024 compared to the first three months of 2023.

Transactional or “spot” selling prices generally move in tandem with market price changes, while fixed selling prices typically lag and reset quarterly. Similarly, inventory costs (and, therefore, cost of materials sold) tend to move slower than market selling price changes due to mill lead times and inventory turnover impacting the rate of change in average cost. When average selling prices decrease, and net sales decrease, gross profit and operating expenses as a percentage of net sales will generally increase.

Consolidated Operations

The following table presents consolidated operating results for the periods indicated (dollars are shown in thousands):

	For the Three Months Ended March 31,
	2024		2023
		% of net		% of net
	$	sales	$	sales
Net sales	$526,642	100.0	$573,076	100.0
Cost of materials sold (a)	407,538	77.4	452,636	79.0
Gross profit (b)	119,104	22.6	120,440	21.0
Operating expenses (c)	103,166	19.6	102,717	17.9
Operating income	15,938	3.0	17,723	3.1
Other loss, net	19	0.0	11	0.0
Interest and other expense on debt	4,010	0.7	4,223	0.7
Income before income taxes	11,909	2.3	13,489	2.4
Income taxes	3,212	0.6	3,617	0.7
Net income	$8,697	1.7	$9,872	1.7

(a) Includes $400 of LIFO expense for the three months ended March 31, 2024.

(b) Gross profit is calculated as net sales less the cost of materials sold.

(c) Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Net sales decreased $46.4 million, or 8.1%, to $526.6 million in the first quarter of 2024 from $573.1 million in the first quarter of 2023. Specialty metals flat products net sales were 24.6% of total net sales in the first quarter of 2024 compared to 29.1% of total net sales in the first quarter of 2023. Carbon flat products net sales were 57.1% of total net sales in the first quarter of 2024 compared to 54.0% of total net sales in the first quarter of 2023. Tubular and pipe products net sales were 18.3% of total net sales in the first quarter of 2024 compared to 16.9% of total net sales in the first quarter of 2023. The decrease in net sales was due to a consolidated 8.7% decrease in average selling prices during the first quarter of 2024 compared to the first quarter of 2023 partially offset by a 0.6% increase in sales volume.

Cost of materials sold decreased $45.1 million, or 10.0%, to $407.5 in the first quarter of 2024 from $452.6 in the first quarter of 2023. The decrease in cost of materials sold in the first quarter and first three months of 2024 is related to the decreased metals pricing discussed above in Results of Operations.

As a percentage of net sales, gross profit (as defined in footnote (b) in the table above) increased to 22.6% in the first quarter of 2024 from 21.0% in the first quarter of 2023. The increase in the gross profit as a percentage of net sales is due to the average cost of inventory decreasing more than the average selling prices.

Operating expenses in the first quarter of 2024 increased $0.5 million, or 0.4%, to $103.2 million from $102.7 million in the first quarter of 2023. As a percentage of net sales, operating expenses increased to 19.6% for the first quarter of 2024 from 17.9% in the first quarter of 2023. Operating expenses in the specialty metals flat products segment decreased $1.6 million, operating expenses in the carbon flat products segment increased $1.3 million, operating expenses in the tubular and pipe products segment increased $3.7 million and Corporate expenses decreased $3.0 million in the first quarter of 2024 compared to the first quarter of 2023. The increase in operating expenses was primarily attributable to the inclusion of CTB operating expenses offset by lower variable performance-based compensation and the year-over-year absence of acquisition-related expenses.

Interest and other expense on debt totaled $4.0 million, or 0.7% of net sales, in the first quarter of 2024 compared to $4.2 million, or 0.7% of net sales, in the first quarter of 2023. The decrease was due to lower average borrowings partially offset by a higher effective borrowing rate in the first three months of 2024 compared to the first three months of 2023. Our effective borrowing rate, exclusive of deferred financing fees and commitment fees, was 7.0% for the first three months of 2024 compared to 5.7% for the first three months of 2023.

In the first quarter of 2024, income before income taxes totaled $11.9 million compared to income before income taxes of $13.5 million in the first quarter of 2023.

An income tax provision of 27.0% was recorded for the first quarter of 2024, compared to an income tax provision of 26.8% for the first quarter of 2023. Our tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items that are considered in the relevant period.  Each quarter, we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment.

Net income for the first quarter of 2024 totaled $8.7 million, or $0.75 per basic share and diluted share, compared to net income of $9.9 million, or $0.85 per basic and diluted share, for the first quarter of 2023.

Segment Operations

Specialty metals flat products

The following table presents selected operating results for our specialty metals flat products segment for the periods indicated (dollars are shown in thousands, except for per ton information):

	For the Three Months Ended March 31,
	2024		2023
		% of net		% of net
		sales		sales
Direct tons sold	28,933		31,548
Toll tons sold	970		968
Total tons sold	29,903		32,516

Net sales	$129,534	100.0	$166,564	100.0
Average selling price per ton	4,332		5,123
Cost of materials sold	107,590	83.1	137,713	82.7
Gross profit (a)	21,944	16.9	28,851	17.3
Operating expenses (b)	18,013	13.9	19,592	11.7
Operating income	$3,931	3.0	$9,259	5.6

(a) Gross profit is calculated as net sales less the cost of materials sold.

(b) Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Tons sold by our specialty metals flat products segment decreased 8.0% to 29 thousand in the first quarter of 2024 from 32 thousand in the first quarter of 2023. The decrease in tons sold was due to a shift towards lower volume fabrication and value-added services. We do not report tons sold for our end-use products.

Net sales in our specialty metals flat products segment decreased $37.0 million, or 22.2%, to $129.5 million in the first quarter of 2024 from $166.6 million in the first quarter of 2023. The decrease in sales was due to a 15.4% decrease in average selling prices and an 8.0% decrease in sales volume during the first quarter of 2024 compared to the first quarter of 2023. Average selling prices in the first quarter of 2024 were $4,332 per ton, compared with $5,123 per ton in the first quarter of 2023.

Cost of materials sold in our specialty metals flat products segment decreased $30.1 million, or 21.9%, to $107.6 million in the first quarter of 2024 from $137.7 million in the first quarter of 2023. The decrease in cost of materials sold was due to the decreased industry metals pricing discussed above in Results of Operations and decreased sales volume.

As a percentage of net sales, gross profit (as defined in footnote (a) in the table above) decreased to 16.9% in the first quarter of 2024 from 17.3% in the first quarter of 2023. The decrease in the gross profit as a percentage of net sales is due to the average selling prices decreasing more than the average cost of inventory.

Operating expenses decreased $1.6 million, or 8.1%, to $18.0 million in the first quarter of 2023 from $19.6 million in the first quarter of 2023.  As a percentage of net sales, operating expenses increased to 13.9% in the first quarter of 2024 compared to 11.7% in the first quarter of 2023. The decrease in operating expenses was primarily attributable to decreased variable performance-based incentive compensation and decreased variable operating expenses due to decreased sales volume.

Operating income in the first quarter of 2024 totaled $3.9 million, or 3.0% of net sales, compared to $9.3 million, or 5.6% of net sales, in the first quarter of 2023.

Carbon flat products

The following table presents selected operating results for our carbon flat products segment for the periods indicated (dollars are shown in thousands, except for per ton information):

	For the Three Months Ended March 31,
	2024		2023
		% of net		% of net
		sales		sales
Direct tons sold	211,191		209,782
Toll tons sold	8,484		8,556
Total tons sold	219,675		218,338

Net sales	$300,975	100.0	$309,818	100.0
Average selling price per ton	1,370		1,419
Cost of materials sold	235,615	78.3	248,436	80.2
Gross profit (a)	65,360	21.7	61,382	19.8
Operating expenses (b)	56,703	18.8	55,436	17.9
Operating income	$8,657	2.9	$5,946	1.9

(a) Gross profit is calculated as net sales less the cost of materials sold.

(b) Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Tons sold by our carbon flat products segment increased 0.6% to 219 thousand in the first quarter of 2024 from 218 thousand in the first quarter of 2023.

Net sales in our carbon flat products segment decreased $8.8 million, or 2.9%, to $301.0 million in the first quarter of 2024 from $309.8 million in the first quarter of 2023. The decrease in sales was attributable to a 3.4% decrease in average selling prices in the first quarter of 2024 compared to the first quarter of 2023, partially offset by a 0.6% increase in tons sold. Average selling prices in the first quarter of 2024 decreased to $1,370 per ton, compared with $1,419 per ton in the first quarter of 2023.

Cost of materials sold decreased $12.8 million, or 5.2%, to $235.6 million in the first quarter of 2024 from $248.4 million in the first quarter of 2023. The decrease was due to the decreased market price for metals discussed above in Results of Operations partially offset by the year-over-year absence of $2.1 million of non-recurring amortization expense of inventory step up to fair market value adjustments made as part of the purchase price allocation for the January 3, 2023 acquisition of Metal-Fab.

As a percentage of net sales, gross profit (as defined in footnote (a) in the table above) increased to 21.7% in the first quarter of 2024 compared to 19.8% in the first quarter of 2023. The increase in the gross profit as a percentage of net sales was due to average cost of inventory decreasing more than the average selling prices.

Operating expenses in thefirst quarter of 2024 increased $1.3 million, or 2.3%, to $56.7 million from $55.4 million in the first quarter of 2023.  Operating expenses increased to 18.8% of net sales in the first quarter of 2024 compared to 17.9% in the first quarter of 2023.

Operating income in the first quarter of 2024 totaled $8.7 million, or 2.9% of net sales, compared to operating income of $5.9 million, or 1.9% of net sales, in the first quarter of 2023.

Tubular and pipe products

The following table presents selected operating results for our tubular and pipe products segment for the periods indicated (dollars are shown in thousands):

	For the Three Months Ended March 31,
	2024		2023
		% of net		% of net
	$	sales	$	sales
Net sales	$96,133	100.0	$96,694	100.0
Cost of materials sold (a)	64,333	66.9	66,487	68.8
Gross profit (b)	31,800	33.1	30,207	31.2
Operating expenses (c)	24,173	25.2	20,466	21.1
Operating income	$7,627	7.9	$9,741	10.1

(a) Includes $400 of LIFO expense for the three months ended March 31, 2024.

(b) Gross profit is calculated as net sales less the cost of materials sold.

(c) Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Net sales decreased $0.6 million, or 0.6%, to $96.1 million in the first quarter of 2024 from $96.7 million in the first quarter of 2023.  The decrease is a result of a 11.7% decrease in average selling prices partially offset by a 12.5% increase in shipping volume due to the CTB acquisition during the first quarter of 2024 compared to the first quarter of 2023.

Cost of materials sold decreased $2.2 million, or 3.2%, to $64.3 million in the first quarter of 2024 from $66.5 million in the first quarter of 2023. During the three months ended March 31, 2024, we recorded $0.4 million of LIFO expense. We did not record LIFO expense or income during the three months ended March 31, 2023. The decrease in cost of materials sold was due to the decreased industry metals pricing discussed above in Results of Operations.

As a percentage of net sales, gross profit (as defined in footnote (b) in the table above) increased to 33.1% in the first quarter of 2024 compared to 31.2% in the first quarter of 2023.  As a percentage of net sales, the LIFO expense recorded in the first quarter of 2024 reduced gross profit by 0.4%.

Operating expenses in the first quarter of 2024 increased $3.7 million, or 18.1%, to $24.2 million from $20.5 million in the first quarter of 2023. Operating expenses increased to 25.2% of net sales in the first quarter of 2024 compared to 21.1% in the first quarter of 2023. The increase in operating expenses was primarily due to the inclusion of CTB operating expenses, partially offset by lower variable performance-based incentive compensation.

Operating income in the first quarter 2024 totaled $7.6 million, or 7.9% of net sales, compared to $9.7 million, or 10.1% of net sales, in the first quarter of 2023.

Corporate expenses

Corporate expenses decreased $3.0 million, or 40.8%, to $4.3 million in the first quarter of 2024 from $7.2 million in the first quarter of 2023. Corporate expense primarily decreased due to the year-over-year absence of acquisition-related expenses.

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

Operating Activities

For the three months ended March 31, 2024, we used $2.6 million of net cash from operations, of which $16.3 million was generated from operating activities and $18.9 million was used for working capital requirements. For the three months ended March 31, 2023, we generated $52.4 million of net cash from operations, of which $16.0 million was generated from operating activities and $36.5 million was generated from working capital.

Net cash from operating activities totaled $16.3 million during the first three months of 2024 and was mainly comprised of net income of $8.7 million and the non-cash depreciation and amortization addback of $7.5 million. Net cash from operations totaled $16.0 million during the first three months of 2023 and was mainly comprised of net income of $9.9 million, the non-cash depreciation and amortization addback of $6.3 million and changes in other long-term liabilities of $1.0 million partially offset by changes in other long-term assets of $1.6 million.

Working capital at March 31, 2024 totaled $439.0 million, a $16.1 million increase from December 31, 2023.  The increase was primarily attributable to a $29.7 million increase in accounts payable and outstanding checks and a $3.0 million decrease in prepaid expenses and other, offset by a $23.6 million increase in accounts receivable, a $11.0 million increase in inventory and a $17.0 million decrease in accrued payroll and other liabilities.

Investing Activities

Net cash used for investing activities totaled $4.8 million during the three months ended March 31, 2024 and primarily consisted new capital expenditures. Net cash used for investing activities totaled $136.8 million during the three months ended March 31, 2023, and primarily consisted of $129.5 million acquisition of Metal-Fab, inclusive of cash acquired of $1.7 million and $7.4 million in new capital expenditures partially offset by $0.1 million in proceeds from the disposition of property and equipment.

The capital expenditures in the first three months of 2024 and 2023 were primarily attributable to additional processing equipment at our existing facilities.

Financing Activities

During the first three months of 2024, $4.5 million of cash was generated from financing activities, which primarily consisted of $6.6 million of net borrowings under our ABL Credit Facility, offset by $1.7 million of dividends paid, $0.3 million of principal payments under finance lease obligations and $0.1 million of credit facility fees and expenses related to the amended ABL Credit Facility. During the first three months ended of 2023, $90.6 million was generated from financing activities, which primarily consisted of $93.1 million of net borrowings under our ABL Credit Facility, $1.4 million of dividends paid, $0.9 million of credit facility fees and expenses related to amending the ABL Credit Facility and $0.2 million of principle payments under finance lease obligations.

Dividends paid were $1.7 million and $1.4 million for the three months ended March 31, 2024 and March 31, 2023, respectively.  In May 2024, our Board of Directors approved a regular quarterly dividend of $0.150 per share, which will be paid on June 17, 2024 to shareholders of record as of June 3, 2024. Regular dividend distributions in the future are subject to the availability of cash, the $15.0 million annual limitation on cash dividends and common stock repurchases under our ABL Credit Facility and continuing determination by our Board of Directors that the payment of dividends remains in the best interest of our shareholders.

Stock Repurchase Program

In 2015, our Board of Directors authorized a stock repurchase program of up to 550,000 shares of our issued and outstanding common stock, which could include open market repurchases, negotiated block transactions, accelerated stock repurchases or open market solicitations for shares, all or some of which may be effected through Rule 10b5-1 plans. Repurchased shares will be held in our treasury, or canceled and retired as our Board of Directors may determine from time to time. Any repurchases of common stock are subject to the covenants contained in the ABL Credit Facility. Under the ABL Credit Facility, we may repurchase common stock and pay dividends up to $15.0 million in the aggregate during any trailing twelve months without restrictions. Purchases in excess of $15.0 million require us to (i) maintain availability in excess of 20% of the aggregate revolver commitments ($125.0 million at March 31, 2024) or (ii) to maintain availability equal to or greater than 15% of the aggregate revolver commitments ($93.8 million at March 31, 2024) and we must maintain a pro forma ratio of earnings before interest, taxes, depreciation and amortization, or EBITDA, minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00. The timing and amount of any repurchases under the stock repurchase program will depend upon several factors, including market and business conditions, and limitations under the ABL Credit Facility, and repurchases may be discontinued at any time. As of March 31, 2024, 360,212 shares remain authorized for repurchase under the program.

There were no shares repurchased during 2024 or 2023.

At- the-Market Equity Program

On September 3, 2021, we commenced an at-the-market, or ATM, equity program under our shelf registration statement, which allows us to sell and issue up to $50 million in shares of our common stock from time to time. We entered into an Equity Distribution Agreement on September 3, 2021 with KeyBanc Capital Markets Inc., or KeyBanc, relating to the issuance and sale of shares of common stock pursuant to the program. KeyBanc is not required to sell any specific amount of securities but will act as our sales agent using commercially reasonable efforts consistent with its normal trading and sales practices, on mutually agreed terms between KeyBanc and us. KeyBanc will be entitled to compensation for shares sold pursuant to the program of 2.0% of the gross proceeds of any shares of common stock sold under the Equity Distribution Agreement. No shares were sold under the ATM program during the three months ended March 31, 2024 or March 31, 2023.

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

The ABL Credit Facility contains customary representations and warranties and certain covenants that limit our ability to, among other things: (i) incur or guarantee additional indebtedness; (ii) pay distributions on, redeem or repurchase capital stock or redeem or repurchase subordinated debt; (iii) make investments; (iv) sell assets; (v) enter into agreements that restrict distributions or other payments from restricted subsidiaries to us; (vi) incur liens securing indebtedness; (vii) consolidate, merge or transfer all or substantially all of their assets; and (viii) engage in transactions with affiliates. In addition, the ABL Credit Facility contains a financial covenant which requires if any commitments or obligations are outstanding and the our availability is less than the greater of $30 million or 10.0% of the aggregate amount of revolver commitments ($62.5 million at March 31, 2024) or 10.0% of the aggregate borrowing base ($56.8 million at March 31, 2024), then we must maintain a ratio of Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA) minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00 for the most recent twelve fiscal month period.

As of March 31, 2024, we were in compliance with our covenants and had approximately $366 million of availability under the ABL Credit Facility.

We have the option to borrow under its revolver based on the agent’s base rate plus a premium ranging from 0.00% to 0.25% or the Secured Overnight Financing Rate, or SOFR, plus a premium ranging from 1.25% to 2.75%.

As of March 31, 2024, and December 31, 2023, $1.6 million and $1.7 million, respectively, of bank financing fees were included in “Prepaid expenses and other” and “Other long-term assets” on the accompanying Consolidated Balance Sheets. The financing fees are being amortized over the five-year term of the ABL Credit Facility and are included in “Interest and other expense on debt” on the accompanying Consolidated Statements of Comprehensive Income.

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

We review our financial reporting and disclosure practices and accounting practices quarterly to ensure they provide accurate and transparent information relative to the current economic and business environment. For further information regarding the accounting policies that we believe to be critical accounting policies that affect our more significant judgments and estimates used in preparing our consolidated financial statements, see Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Approximately 49% and 50%, respectively, of our consolidated net sales during the first three months of 2024 and 2023 were directly related to industrial machinery and equipment manufacturers and their fabricators.

Inflation generally affects us by increasing the cost of employee wages and benefits, transportation services, energy, borrowings under our credit facility, processing equipment, and purchased metals. Although general inflation, excluding increases in the price of metals and increased labor and distribution expense, has increased during the first quarter of 2024, it has not had a material effect on our financial results during the last three years, but may have a significant impact in future years.

We are exposed to the impact of fluctuating metals prices and interest rate changes. During 2024 and 2023, we entered into metals swaps at the request of customers. These derivatives have not been designated as hedging instruments. For certain customers, we enter into contractual relationships that entitle us to pass through the economic effect of trading positions that we take with other third parties on our customers’ behalf.

Our primary interest rate risk exposure results from variable rate debt. On January 10, 2019, we entered into a five-year forward starting fixed rate interest rate hedge in order to eliminate the variability of cash interest payments on $75 million of the outstanding LIBOR based borrowings under the ABL Credit Facility. On January 3, 2023, we amended the interest rate hedge agreement to use SOFR as the reference rate and updated the fixed rate to 2.42% from 2.57%. The interest rate hedge agreement ended on January 10, 2024. We have the option to enter into 30- to 180-day fixed base rate SOFR loans under the ABL Credit Facility.

Item 4. Controls and Procedures

The evaluation required by Rule 13a-15(e) of the Securities Exchange Act of 1934, or the Exchange Act, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q has been carried out under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. These disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in reports that are filed with or submitted to the SEC is: (i) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2024, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during the first quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Items 1, 1A, 2, 3 and 4 of this Part II are either inapplicable or are answered in the negative and are omitted pursuant to the instructions to Part II.

Item 5. Other Information

Trading Arrangements

During the quarter ended March 31, 2024, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

Item 6. Exhibits

Exhibit	Description of Document	Reference

10.45 *	Form of Restricted Share Agreement for Outside Directors.	Filed herewith

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

101

The following materials from Olympic Steel’s Quarterly Report on Form 10-Q for the period ended March 31, 2024, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Statements of Cash Flows, (iv) the Supplemental Disclosures of Cash Flow Information, (v) the Consolidated Statements of Shareholders’ Equity, (vi) Notes to Unaudited Consolidated Financial Statements and (vii) document and entity information.

104	Cover Pager Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

* This exhibit is a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLYMPIC STEEL, INC. (Registrant)

Date: May 3, 2024	By:	/s/ Richard T. Marabito
Richard T. Marabito
Chief Executive Officer

	By:	/s/ Richard A. Manson
Richard A. Manson
Chief Financial Officer
(Principal Financial and Accounting Officer)