Form 10-Q
period 2024-06-30
OLYMPIC STEEL INC
filed 2024-08-02
CIK 917470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 2, 2024
Common stock, without par value	11,132,542

Olympic Steel, Inc.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Olympic Steel, Inc.

Consolidated Balance Sheets

(in thousands)

	As of
	June 30, 2024	December 31, 2023
	(unaudited)
Assets
Cash and cash equivalents	$9,443	$13,224
Accounts receivable, net	216,682	191,149
Inventories, net (includes LIFO reserves of $11,443 and $12,043 as of June 30, 2024 and December 31, 2023, respectively)	386,240	386,535
Prepaid expenses and other	10,725	12,261
Total current assets	623,090	603,169
Property and equipment, at cost	495,879	483,448
Accumulated depreciation	(308,685)	(297,340)
Net property and equipment	187,194	186,108
Goodwill	52,091	52,091
Intangible assets, net	90,474	92,621
Other long-term assets	19,150	16,466
Right of use assets, net	34,297	34,380
Total assets	$1,006,296	$984,835

Liabilities
Accounts payable	$119,104	$119,718
Accrued payroll	20,545	30,113
Other accrued liabilities	19,084	22,593
Current portion of lease liabilities	6,582	7,813
Total current liabilities	165,315	180,237
Credit facility revolver	209,186	190,198
Other long-term liabilities	23,281	20,151
Deferred income taxes	10,613	11,510
Lease liabilities	28,448	27,261
Total liabilities	436,843	429,357
Shareholders' Equity
Preferred stock	-	-
Common stock	137,541	136,541
Accumulated other comprehensive income	-	41
Retained earnings	431,912	418,896
Total shareholders' equity	569,453	555,478
Total liabilities and shareholders' equity	$1,006,296	$984,835

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Consolidated Statements of Comprehensive Income

For the Three and Six Months Ended June 30,

(in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
	(unaudited)

Net sales	$526,250	$569,268	$1,052,892	$1,142,344
Costs and expenses
Cost of materials sold (excludes items shown separately below)	406,547	441,872	814,085	894,508
Warehouse and processing	33,243	31,522	66,136	62,171
Administrative and general	29,167	31,681	59,319	64,866
Distribution	17,462	17,448	34,220	35,189
Selling	13,201	10,389	24,737	20,786
Occupancy	4,293	4,111	8,786	8,655
Depreciation	5,839	5,245	11,845	10,322
Amortization	1,388	1,228	2,716	2,352
Total costs and expenses	511,140	543,496	1,021,844	1,098,849
Operating income	15,110	25,772	31,048	43,495
Other loss, net	21	28	40	39
Income before interest and income taxes	15,089	25,744	31,008	43,456
Interest and other expense on debt	4,393	4,203	8,403	8,426
Income before income taxes	10,696	21,541	22,605	35,030
Income tax provision	3,036	6,522	6,248	10,139
Net income	$7,660	$15,019	$16,357	$24,891
Loss on cash flow hedge	-	(201)	(41)	(606)
Tax effect on cash flow hedge	-	50	-	151
Total comprehensive income	$7,660	$14,868	$16,316	$24,436

Earnings per share:
Net income per share - basic	$0.66	$1.30	$1.40	$2.15
Weighted average shares outstanding - basic	11,662	11,569	11,663	11,570
Net income per share - diluted	$0.66	$1.30	$1.40	$2.15
Weighted average shares outstanding - diluted	11,662	11,572	11,663	11,572

Dividends declared per share of common stock	$0.150	$0.125	$0.300	$0.250

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Consolidated Statements of Cash Flows

For the Six Months Ended June 30,

(in thousands)

	2024	2023
	(unaudited)

Cash flows provided by (used in) operating activities:
Net income	$16,357	$24,891
Adjustments to reconcile net income to net cash provided by (used in) operating activities -
Depreciation and amortization	14,611	12,674
Amortization of deferred financing fees	340	326
Loss (Gain) on disposition of property and equipment	178	(87)
Stock-based compensation	1,000	842
Other long-term assets	(2,934)	3,678
Other long-term liabilities	2,751	3,519
	32,303	45,843
Changes in working capital:
Accounts receivable	(25,533)	2,394
Inventories	295	28,223
Prepaid expenses and other	1,586	(2,866)
Accounts payable	327	17,821
Change in outstanding checks	(941)	1,301
Accrued payroll and other accrued liabilities	(13,549)	(13,520)
	(37,815)	33,353
Net cash provided by (used in) operating activities	(5,512)	79,196

Cash flows used for investing activities:
Acquisition, net of cash acquired	-	(129,476)
Capital expenditures	(13,241)	(15,117)
Proceeds from disposition of property and equipment	35	128
Net cash used for investing activities	(13,206)	(144,465)

Cash flows from financing activities:
Credit facility revolver borrowings	329,767	418,372
Credit facility revolver repayments	(310,779)	(345,789)
Principal payment under finance lease obligation	(603)	(472)
Credit facility fees and expenses	(107)	(1,078)
Dividends paid on common stock	(3,341)	(2,783)
Net cash from financing activities	14,937	68,250

Cash and cash equivalents:
Net change	(3,781)	2,981
Beginning balance	13,224	12,189
Ending balance	$9,443	$15,170

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Supplemental Disclosures of Cash Flow Information

For the Six Months Ended June 30,

(in thousands)

	2024	2023
	(unaudited)

Interest paid	$7,691	$7,638
Income taxes paid	$6,734	$3,816

The Company incurred a nominal amount of new financing lease obligations during the six months ended June 30, 2024. The Company incurred $1.7 million of new financing lease obligations during the six months ended June 30, 2023. These non-cash transactions have been excluded from the Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023.

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Consolidated Statements of Shareholders’ Equity

(in thousands)

(unaudited)

	For the Three Months Ended June 30, 2024
		Accumulated
		Other
	Common	Comprehensive	Retained	Total
	Stock	Income	Earnings	Equity

Balance at March 31, 2024	$137,063	$-	$425,922	$562,985
Net income	-	-	7,660	7,660
Payment of dividends on common stock ($0.150 per share)	-	-	(1,670)	(1,670)
Stock-based compensation	478	-	-	478
Balance at June 30, 2024	$137,541	$-	$431,912	$569,453

	For the Six Months Ended June 30, 2024
		Accumulated
		Other
	Common	Comprehensive	Retained	Total
	Stock	Income	Earnings	Equity

Balance at December 31, 2023	$136,541	$41	$418,896	$555,478
Net income	-	-	16,357	16,357
Payment of dividends on common stock ($0.300 per share)	-	-	(3,341)	(3,341)
Stock-based compensation	1,000	-	-	1,000
Changes in fair value of hedges, net of tax	-	(41)	-	(41)
Balance at June 30, 2024	$137,541	$-	$431,912	$569,453

	For the Three Months Ended June 30, 2023
		Accumulated
		Other
	Common	Comprehensive	Retained	Total
	Stock	Income	Earnings	Equity

Balance at March 31, 2023	$135,131	$1,007	$388,413	$524,551
Net income	-	-	15,019	15,019
Payment of dividends on common stock ($0.125 per share)	-	-	(1,392)	(1,392)
Stock-based compensation	435	-	-	435
Changes in fair value of hedges, net of tax	-	(151)	-	(151)
Other	-	-	1	1
Balance at June 30, 2023	$135,566	$856	$402,041	$538,463

	For the Six Months Ended June 30, 2023
		Accumulated
		Other
	Common	Comprehensive	Retained	Total
	Stock	Income	Earnings	Equity

Balance at December 31, 2022	$134,724	$1,311	$379,933	$515,968
Net income	-	-	24,891	24,891
Payment of dividends on common stock ($0.250 per share)	-	-	(2,783)	(2,783)
Stock-based compensation	842	-	-	842
Changes in fair value of hedges, net of tax	-	(455)	-	(455)
Balance at June 30, 2023	$135,566	$856	$402,041	$538,463

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Notes to Unaudited Consolidated Financial Statements

June 30, 2024

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

	Disaggregated Revenue by Products Sold
	For the Three Months Ended June 30, 2024
	Specialty
	metals flat	Carbon flat	Tubular and
	products	products	pipe products	Total
Specialty	24.9%	-	-	24.9%
Hot Rolled	-	29.4%	-	29.4%
Tube	-	-	16.7%	16.7%
Plate	-	11.9%	-	11.9%
Coated	-	12.1%	-	12.1%
Cold Rolled	-	4.3%	-	4.3%
Other	-	0.7%	-	0.7%
Total	24.9%	58.4%	16.7%	100.0%

	Disaggregated Revenue by Products Sold
	For the Six Months Ended June 30, 2024
	Specialty
	metals flat	Carbon flat	Tubular and
	products	products	pipe products	Total
Specialty	24.7%	-	-	24.7%
Hot Rolled	-	28.6%	-	28.6%
Tube	-	-	17.5%	17.5%
Plate	-	12.7%	-	12.7%
Coated	-	11.6%	-	11.6%
Cold Rolled	-	4.3%	-	4.3%
Other	-	0.6%	-	0.6%
Total	24.7%	57.8%	17.5%	100.0%

	Disaggregated Revenue by Products Sold
	For the Three Months Ended June 30, 2023
	Specialty
	metals flat	Carbon flat	Tubular and
	products	products	pipe products	Total
Specialty	25.8%	-	-	25.8%
Hot Rolled	-	30.6%	-	30.6%
Tube	-	-	16.8%	16.8%
Plate	-	12.6%	-	12.6%
Coated	-	5.6%	-	5.6%
Cold Rolled	-	4.1%	-	4.1%
Other	-	4.5%	-	4.5%
Total	25.8%	57.4%	16.8%	100.0%

	Disaggregated Revenue by Products Sold
	For the Six Months Ended June 30, 2023
	Specialty
	metals flat	Carbon flat	Tubular and
	products	products	pipe products	Total
Specialty	27.4%	-	-	27.4%
Hot Rolled	-	28.9%	-	28.9%
Tube	-	-	16.8%	16.8%
Plate	-	13.1%	-	13.1%
Coated	-	5.0%	-	5.0%
Cold Rolled	-	3.8%	-	3.8%
Other	-	5.0%	-	5.0%
Total	27.4%	55.8%	16.8%	100.0%

3.	Accounts Receivable:

Accounts receivable are presented net of allowances for credit losses and unissued credits of $4.1 million and $4.2 million as of  June 30, 2024 and December 31, 2023, respectively. The allowance for credit losses is maintained at a level considered appropriate based on historical experience, specific customer collection issues that have been identified, current market conditions and estimates for supportable forecasts when appropriate. Estimations are based upon a calculated percentage of accounts receivable, which remains fairly level from year to year, and judgments about the probable effects of economic conditions on certain customers, which can fluctuate significantly from year to year. The Company cannot guarantee that the rate of future credit losses will be similar to past experience. The Company considers all available information when assessing the adequacy of its allowance for credit losses and unissued credits.

4.	Inventories:

Inventories consisted of the following:

	Inventory as of
(in thousands)	June 30, 2024	December 31, 2023
Unprocessed	$274,185	$282,565
Processed and finished	112,055	103,970
Totals	$386,240	$386,535

The Company values certain of its tubular and pipe products inventory at the last-in, first-out (LIFO) method. As of  June 30, 2024 and December 31, 2023, approximately $32.3 million, or 8.4% of consolidated inventory, and $38.2 million, or 9.9% of consolidated inventory, respectively, was reported under the LIFO method of accounting. The cost of the remainder of the tubular and pipe products inventory is determined using a weighted average rolling first-in, first-out (FIFO) method.

During the three and six months ended June 30, 2024, the Company recorded $1.0 million and $0.6 million of LIFO income, respectively. During the three and six months ended June 30, 2023, the Company recorded $1.0 million of LIFO income.

If the FIFO method had been in use, inventories would have been $11.4 million higher than reported as of  June 30, 2024 and $12.0 million higher than reported at December 31, 2023.

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

Goodwill, by reportable unit, was as follows as of June 30, 2024 and December 31, 2023, respectively. The goodwill is deductible for tax purposes.

	Carbon Flat	Specialty Metals	Tubular and
(in thousands)	Products	Flat Products	Pipe Products	Total
Balance as of December 31, 2023	$34,259	$9,431	$8,401	$52,091
Acquisitions	-	-	-	-
Impairments	-	-	-	-
Balance as of June 30, 2024	$34,259	$9,431	$8,401	$52,091

Intangible assets, net, consisted of the following as of June 30, 2024 and December 31, 2023, respectively:

	As of June 30, 2024
	Gross Carrying	Accumulated	Intangible
(in thousands)	Amount	Amortization	Assets, Net
Customer relationships - subject to amortization	$62,559	$(16,756)	$45,803
Covenant not to compete - subject to amortization	2,339	(887)	1,452
Technology and know-how - subject to amortization	7,000	(649)	6,351
Trade name - not subject to amortization	36,868	-	36,868
	$108,766	$(18,292)	$90,474

	As of December 31, 2023
	Gross Carrying	Accumulated	Intangible
(in thousands)	Amount	Amortization	Assets, Net
Customer relationships - subject to amortization	$62,559	$(15,084)	$47,475
Covenant not to compete - subject to amortization	2,339	(679)	1,660
Technology and know-how - subject to amortization	7,000	(382)	6,618
Trade name - not subject to amortization	36,868	-	36,868
	$108,766	$(16,145)	$92,621

The Company estimates that amortization expense for its intangible assets subject to amortization will be approximately $4.3 million per year for the next two years, $3.8 million the following year and then $3.3 million and $3.0 million, respectively, over the next two years.

6.	Leases:

The components of lease expense were as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(in thousands)	2024	2023	2024	2023
Operating lease cost	$2,152	$2,114	$4,549	$4,255

Finance lease cost:
Amortization of right-of-use assets	$308	$260	$592	$492
Interest on lease liabilities	43	39	80	75
Total finance lease cost	$351	$299	$672	$567

Supplemental cash flow information related to leases was as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(in thousands)	2024	2023	2024	2023
Cash paid for lease liabilities:
Operating cash flows from operating leases	$2,122	$2,083	$4,509	$4,188
Operating cash flows from finance leases	43	39	80	75
Financing cash flows from finance leases	314	252	603	472
Total cash paid for lease liabilities	$2,479	$2,374	$5,192	$4,735

Supplemental balance sheet information related to leases was as follows:

	June 30,	December 31,
(in thousands)	2024	2023
Operating Leases
Operating lease	$53,899	$56,117
Operating lease accumulated amortization	(19,602)	(21,737)
Operating lease right-of-use asset, net	34,297	34,380

Operating lease current liabilities	6,582	7,813
Operating lease liabilities	28,448	27,261
Total operating lease liabilities	$35,030	$35,074

Finance Leases
Finance lease	6,170	5,686
Finance lease accumulated depreciation	(3,196)	(2,615)
Finance lease, net	2,974	3,071

Finance lease current liabilities	1,059	1,087
Finance lease liabilities	2,028	2,106
Total finance lease liabilities	$3,087	$3,193

Weighted Average Remaining Lease Term
Operating leases (in years)	6	6
Finance leases (in years)	4	4

Weighted Average Discount Rate
Operating leases	3.51%	4.07%
Finance leases	5.45%	5.06%

Maturities of lease liabilities were as follows:

	Operating	Finance
(in thousands)	Leases	Leases
Year Ending December 31,
2024	$4,247	$644
2025	7,362	1,052
2026	6,418	752
2027	5,161	538
2028	3,970	360
Thereafter	18,856	45
Total future minimum lease payments	$46,014	$3,391
Less remaining imputed interest	(10,984)	(304)
Total	$35,030	$3,087

7.	Debt:

The Company’s debt is comprised of the following components:

	As of
	June 30,	December 31,
(in thousands)	2024	2023
Asset-based revolving credit facility due June 16, 2026	$209,186	$190,198
Total debt	$209,186	$190,198

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

The ABL Credit Facility contains customary representations and warranties and certain covenants that limit the ability of the Company to, among other things: (i) incur or guarantee additional indebtedness; (ii) pay distributions on, redeem or repurchase capital stock or redeem or repurchase subordinated debt; (iii) make investments; (iv) sell assets; (v) enter into agreements that restrict distributions or other payments from restricted subsidiaries to the Company; (vi) incur liens securing indebtedness; (vii) consolidate, merge or transfer all or substantially all of the Company’s assets; and (viii) engage in transactions with affiliates. In addition, the ABL Credit Facility contains a financial covenant which requires if any commitments or obligations are outstanding and the Company’s availability is less than the greater of $30 million or 10.0% of the aggregate amount of revolver commitments ($62.5 million at June 30, 2024) or 10.0% of the aggregate borrowing base ($55.9 million at June 30, 2024), then the Company must maintain a ratio of Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA) minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00 for the most recent twelve fiscal month period.

As of June 30, 2024, the Company was in compliance with its covenants and had approximately $344 million of availability under the ABL Credit Facility.

The Company has the option to borrow under its revolver based on the agent’s base rate plus a premium ranging from 0.00% to 0.25% or the Secured Overnight Financing Rate (SOFR) plus a premium ranging from 1.25% to 2.75%.

As of June 30, 2024 and December 31, 2023, $1.4 million and $1.7 million, respectively, of bank financing fees were included in “Prepaid expenses and other” and “Other long-term assets” on the accompanying Consolidated Balance Sheets. The financing fees are being amortized over the five-year term of the ABL Credit Facility and are included in “Interest and other expense on debt” on the accompanying Consolidated Statements of Comprehensive Income.

8.	Derivative Instruments:

Metals swaps and embedded customer derivatives

During 2024 and 2023, the Company entered into nickel swaps indexed to the London Metal Exchange (LME) price of nickel with third-party brokers. The nickel swaps are accounted for as derivatives for accounting purposes. The Company entered into them to mitigate its customers’ risk of volatility in the price of metals. The outstanding nickel swaps mature in the third and fourth quarters of 2024. The swaps are settled with the brokers at maturity. The economic benefit or loss arising from the changes in fair value of the swaps is contractually passed through to the customer. The primary risk associated with the metals swaps is the ability of customers or third-party brokers to honor their agreements with the Company related to derivative instruments. If the customer or third-party brokers are unable to honor their agreements, the Company’s risk of loss is the fair value of the metals swaps.

These derivatives have not been designated as hedging instruments. The periodic changes in fair value of the metals and embedded customer derivative instruments are included in “Cost of materials sold” in the Consolidated Statements of Comprehensive Income. The Company recognizes derivative positions with both the customer and the third party for the derivatives and classifies cash settlement amounts associated with them as part of “Cost of materials sold” in the Consolidated Statements of Comprehensive Income. The cumulative change in fair value of the metals swaps that had not yet settled as of June 30, 2024, are included in “Other accrued liabilities” and the embedded customer derivatives are included in “Accounts receivable, net” on the Consolidated Balance Sheets as of June 30, 2024.

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

The table below shows the total impact to the Company’s Consolidated Statements of Comprehensive Income through net income of the derivatives for the three and six months ended June 30, 2024 and 2023, respectively.

	Net Gain (Loss) Recognized
	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(in thousands)	2024	2023	2024	2023
Fixed interest rate hedge	$-	$485	$55	$804
Metals swaps	223	(500)	224	(776)
Embedded customer derivatives	(223)	500	(224)	776
Total gain	$-	$485	$55	$804

9.	Fair Value of Assets and Liabilities:

During the six months ended June 30, 2024, there were no transfers of financial assets between Levels 1, 2 or 3 fair value measurements. There have been no changes in the methodologies used as of  June 30, 2024 since December 31, 2023.

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company:

	Value of Items Recorded at Fair Value
	As of June 30, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Metal swaps	$-	$2,375	$-	$2,375
Embedded customer derivative	-	98	-	98
Supplemental executive retirement plan	14,124	-	-	14,124
Total assets at fair value	$14,124	$2,473	$-	$16,597

Liabilities:
Metal swaps	$-	$2,473	$-	$2,473
Total liabilities recorded at fair value	$-	$2,473	$-	$2,473

	Value of Items Recorded at Fair Value
	As of December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Metal swaps	$-	$4,458	$-	$4,458
Embedded customer derivative	-	766	-	766
Fixed interest rate hedge	-	55	-	55
Supplemental executive retirement plan	11,617	-	-	11,617
Total assets at fair value	$11,617	$5,279	$-	$16,896

Liabilities:
Metal swaps	$-	$5,224	$-	$5,224
Total liabilities at fair value	$-	$5,224	$-	$5,224

The value of the items not recorded at fair value represent the carrying value of the liabilities.

The carrying value of the ABL Credit Facility was $209.2 million and $190.2 million at June 30, 2024 and December 31, 2023, respectively.  Management believes that the ABL Credit Facility’s carrying value approximates its fair value due to the variable interest rate on the ABL Credit Facility.

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

In January 2022, the Company adopted a new C-Suite Long-Term Incentive Plan (the C-Suite Plan) that operates under the Senior Manager Stock Incentive Plan. Under the C-Suite Plan, the Chief Executive Officer, the Chief Financial Officer and the President and Chief Operating Officer are eligible for participation. In each calendar year, the Committee may award eligible participants a long-term incentive of both a RSU grant and a performance stock units (PSU) grant. Additionally, the Committee may offer a long-term cash incentive (split equally between service and performance-based portions) to supplement both the RSU and PSU grants in order to arrive at the total long-term award target. For 2024, the total long-term award target is $1.1 million for the Chief Executive Officer, $0.8 million for the President and Chief Operating Officer and $0.5 million for the Chief Financial Officer. For 2023, the total long-term award target was $1.1 million for the Chief Executive Officer, $0.6 million for the President and Chief Operating Officer and $0.3 million for the Chief Financial Officer. The PSUs will vest if the return on net assets, calculated as EBITDA divided by Average Accounts Receivable, Inventory and Property and Equipment, exceeds five percent. Each RSU and service-based cash incentive vests three years after the grant date. Each vested RSU will convert into the right to receive one share of common stock. During 2024, a total of 17,243 RSUs and 17,243 PSUs were granted to the participants under the C-Suite Plan, and $37,400 and $37,400, respectively, were granted in service-based and performance-based cash awards. During 2023, a total of 20,000 RSUs and 20,000 PSUs were granted to the participants under the C-Suite Plan, and $0.3 million million and $0.3 million million, respectively, were granted in service-based and performance-based cash awards. If the return on net assets falls below 5 percent, no performance-based incentive will be awarded. The maximum performance-based award is achieved if return on net assets exceeds ten percent, and is capped at 150% of the grant.

Stock-based compensation expense recognized on RSUs for the three and six months ended June 30, 2024 and 2023, respectively, is summarized in the following table:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2024	2023	2024	2023
RS and RSU expense before taxes	$521	$435	$1,000	$842
RS and RSU expense after taxes	$373	$303	$724	$598

All pre-tax charges related to RS and RSU were included in the caption “Administrative and general” on the accompanying Consolidated Statements of Comprehensive Income.

The following table summarizes the activity related to RS for the three months ended June 30, 2024 and 2023, respectively:

	As of June 30, 2024		As of June 30, 2023
	Number of	Weighted Average	Number of	Weighted Average
	Shares	Granted Price	Shares	Granted Price
Outstanding at December 31	-	$-	-	$-
Granted	10,050	65.65	-	-
Outstanding at June 30	10,050	$65.65	-	$-
Vested at June 30	-	$-	-	$-

The following table summarizes the activity related to RSU for the six months ended June 30, 2024 and 2023, respectively:

	As of June 30, 2024		As of June 30, 2023
	Number of	Weighted Average	Number of	Weighted Average
	Shares	Granted Price	Shares	Granted Price
Outstanding at December 31	662,103	$20.28	617,518	$18.95
Granted	34,486	66.70	49,768	36.63
Converted into shares	-	-	(2,610)	18.78
Forfeited	(2,570)	16.99	(2,573)	19.65
Outstanding at June 30	694,019	$22.60	662,103	$20.28
Vested at June 30	529,725	$20.10	436,341	$24.98

12.	Income Taxes:

For the three months ended June 30, 2024, the Company recorded an income tax provision of $3.0 million, or 28.4%, compared to an income tax provision of $6.5 million, or 30.3%, for the three months ended June 30, 2023. For the six months ended June 30, 2024, the Company recorded an income tax provision of $6.2 million, or 27.6%, compared to an income tax provision of $10.1 million, or 28.9%, for the six months ended June 30, 2023.

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

13.	Shares Outstanding and Earnings Per Share:

Earnings per share have been calculated based on the weighted average number of shares outstanding as set forth below:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2024	2023	2024	2023
Weighted average basic shares outstanding	11,662	11,569	11,663	11,570
Assumed exercise of stock options and issuance of stock awards	-	3	-	2
Weighted average diluted shares outstanding	11,662	11,572	11,663	11,572
Net income	$7,660	$15,019	$16,357	$24,891
Basic earnings per share	$0.66	$1.30	$1.40	$2.15
Diluted earnings per share	$0.66	$1.30	$1.40	$2.15
Unvested RSs and RSUs	164	226	164	226

14.	Stock Repurchase Program:

On October 2, 2015, the Company announced that its Board of Directors authorized a stock repurchase program of up to 550,000 shares of the Company’s issued and outstanding common stock, which could include open market repurchases, negotiated block transactions, accelerated stock repurchases or open market solicitations for shares, all or some of which may be effected through Rule 10b5-1 plans. Any of the repurchased shares are held in the Company’s treasury, or canceled and retired as the Board may determine from time to time. Any repurchases of common stock are subject to the covenants contained in the ABL Credit Facility. Under the ABL Credit Facility, the Company may repurchase common stock and pay dividends up to $15 million in the aggregate during any trailing twelve months without restrictions. Purchases of common stock or dividend payments in excess of $15 million in the aggregate require the Company to (i) maintain availability in excess of 20.0% of the aggregate revolver commitments ($125.0 million at June 30, 2024) or (ii) to maintain availability equal to or greater than 15.0% of the aggregate revolver commitments ($93.8 million at June 30, 2024) and the Company must maintain a pro-forma ratio of EBITDA minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00.

There were no shares repurchased during the three and six months ended June 30, 2024 and 2023.  As of June 30, 2024, 360,212 shares remain authorized for repurchase under the program.

At-the-Market Equity Program

On September 3, 2021, the Company commenced an at-the-market (ATM) equity program under its shelf registration statement, which allows it to sell and issue up to $50 million in shares of its common stock from time to time. The Company entered into an Equity Distribution Agreement on September 3, 2021 with KeyBanc Capital Markets Inc. (KeyBanc) relating to the issuance and sale of shares of common stock pursuant to the program. KeyBanc is not required to sell any specific amount of securities but will act as the Company’s sales agent using commercially reasonable efforts consistent with its normal trading and sales practices, on mutually agreed terms between KeyBanc and the Company. KeyBanc will be entitled to compensation for shares sold pursuant to the program of 2.0% of the gross proceeds of any shares of common stock sold under the Equity Distribution Agreement. No shares were sold under the ATM program during the three and six months ended June 30, 2024 and 2023.

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

The following table provides financial information by segment and reconciles the Company’s operating income by segment to the consolidated income before income taxes for the three and six months ended June 30, 2024 and 2023, respectively.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands)	2024	2023	2024	2023
Net sales
Specialty metals flat products	$130,873	$147,000	$260,407	$313,564
Carbon flat products	307,755	326,629	608,730	636,447
Tubular and pipe products	87,622	95,639	183,755	192,333
Total net sales	$526,250	$569,268	$1,052,892	$1,142,344

Depreciation and amortization
Specialty metals flat products	$929	$1,023	$1,917	$2,007
Carbon flat products	4,112	3,716	8,193	7,323
Tubular and pipe products	2,168	1,716	4,416	3,309
Corporate	18	18	35	35
Total depreciation and amortization	$7,227	$6,473	$14,561	$12,674

Operating income
Specialty metals flat products	$7,849	$6,679	$11,780	$15,938
Carbon flat products	5,361	14,695	14,018	20,641
Tubular and pipe products	6,497	9,371	14,124	19,112
Corporate expenses	(4,597)	(4,973)	(8,874)	(12,196)
Total operating income	$15,110	$25,772	$31,048	$43,495
Other loss, net	21	28	40	39
Income before interest and income taxes	15,089	25,744	31,008	43,456
Interest and other expense on debt	4,393	4,203	8,403	8,426
Income before income taxes	$10,696	$21,541	$22,605	$35,030

	For the Six Months Ended
	June 30,
(in thousands)	2024	2023
Capital expenditures
Flat products segments	$10,159	$8,977
Tubular and pipe products	3,082	6,083
Corporate	-	57
Total capital expenditures	$13,241	$15,117

	As of
	June 30,	December 31,
(in thousands)	2024	2023
Assets
Flat products segments	$665,840	$649,744
Tubular and pipe products	339,175	333,677
Corporate	1,281	1,414
Total assets	$1,006,296	$984,835

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

Forward-Looking Information

This Quarterly Report on Form 10-Q and other documents we file with the Securities and Exchange Commission, or SEC, contain various forward-looking statements that are based on current expectations, estimates, forecasts and projections about our future performance, business, our beliefs and management’s assumptions. In addition, we, or others on our behalf, may make forward-looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, conferences, webcasts, phone calls and conference calls. Words such as “may,” “will,” “anticipate,” “should,” “intend,” “expect,” “believe,” “estimate,” “project,” “plan,” “potential,” and “continue,” as well as the negative of these terms or similar expressions are intended to identify forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those implied by such statements including, but not limited to:

●	risks of falling metals prices and inventory devaluation;
●	supply disruptions and inflationary pressures, including the availability and rising costs of transportation, energy, logistical services and labor;
●	risks associated with shortages of skilled labor, increased labor costs and our ability to attract and retain qualified personnel;
●	supplier consolidation or addition of new capacity;
●	rising interest rates and their impacts on our variable interest rate debt;
●

risks associated with the invasion of Ukraine, including economic sanctions, and the conflicts in the Middle East, or additional war, military conflict, or hostilities could adversely affect global metals supply and pricing;

●	general and global business, economic, financial and political conditions, including, but not limited to, recessionary conditions, legislation passed under the current administration and the 2024 U.S. presidential election;
●	reduced production schedules, layoffs or work stoppages by our own, our suppliers’ or customers’ personnel;
●	risks associated with supply chain disruption resulting from the imbalance of metal supply and end-user demands, including additional shutdowns as a result of infectious disease outbreaks in large markets, such as China, and other factors;
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

Our results of operations are affected by numerous external factors including, but not limited to: metals pricing, demand and availability; the availability, and increased costs of labor; global supply, the level of metals imported into the United States, tariffs, and inventory held in the supply chain; general and global business, economic, financial, banking and political conditions; competition; layoffs or work stoppages by our own, our suppliers’ or our customers’ personnel; fluctuations in the value of the U.S. dollar to foreign currencies; transportation and energy costs; pricing and availability of raw materials used in the production of metals and customers’ ability to manage their credit line availability. The metals industry also continues to be affected by the addition of new capacity and the global consolidation of our suppliers, competitors and end-use customers.

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

At June 30, 2024, we employed approximately 2,188 people.  Approximately 245 of the hourly plant personnel at the facilities listed below are represented by seven separate collective bargaining units.  The table below shows the expiration dates of the collective bargaining agreements.

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

Results of Operations

Our results of operations are impacted by the market price of metals.  Metals prices fluctuate significantly and changes to our net sales, cost of materials sold, gross profit, cost of inventory and profitability, are all impacted by industry metals pricing.  Index pricing on carbon steel decreased during the second quarter of 2024 by 10.7%, and decreased during the first six months of 2024 by 38.7%. Hot rolled coil index prices were 23.2% lower in the second quarter of 2024 compared to the second quarter of 2023.  Metals prices in our specialty metals flat-product segment decreased during the six months ended June 30, 2024, primarily due to a 8.2% decrease in stainless steel surcharges. Despite the decline in stainless steel surcharges experienced in the six months of 2024, stainless steel surcharges increased 15.0% in the second quarter of 2024 when compared to the first quarter of 2024. The average price of stainless surcharges decreased 31.5% during the first six months of 2024 compared to the six three months of 2023.

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

Consolidated Operations

The following table presents consolidated operating results for the periods indicated (dollars are shown in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2024		2023		2024		2023
		% of net		% of net		% of net		% of net
	$	sales	$	sales	$	sales	$	sales
Net sales	$526,250	100.0	$569,268	100.0	$1,052,892	100.0	$1,142,344	100.0
Cost of materials sold (a)	406,547	77.3	441,872	77.6	814,085	77.3	894,508	78.3
Gross profit (b)	119,703	22.7	127,396	22.4	238,807	22.7	247,836	21.7
Operating expenses (c)	104,593	19.9	101,624	17.9	207,759	19.7	204,341	17.9
Operating income	15,110	2.8	25,772	4.5	31,048	3.0	43,495	3.8
Other loss, net	21	0.0	28	0.0	40	0.0	39	0.0
Interest and other expense on debt	4,393	0.8	4,203	0.7	8,403	0.8	8,426	0.7
Income before income taxes	10,696	2.0	21,541	3.8	22,605	2.2	35,030	3.1
Income taxes	3,036	0.5	6,522	1.2	6,248	0.6	10,139	0.9
Net income	$7,660	1.5	$15,019	2.6	$16,357	1.6	$24,891	2.2

(a) Includes $1,000  and $600 of LIFO income, respectively, for the three and six months ended June 30, 2024. Includes $1,000 of LIFO income for the three and six months ended June 30, 2023.

(b) Gross profit is calculated as net sales less the cost of materials sold.

(c) Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Net sales decreased $43.0 million, or 7.6%, to $526.3 million in the second quarter of 2024 from $569.3 million in the second quarter of 2023. Specialty metals flat products net sales were 24.9% of total net sales in the second quarter of 2024 compared to 25.8% of total net sales in the second quarter of 2023. Carbon flat products net sales were 58.5% of total net sales in the second quarter of 2024 compared to 57.4% of total net sales in the second quarter of 2023. Tubular and pipe products net sales were 16.7% of total net sales in the second quarter of 2024 compared to 16.8% of total net sales in the second quarter of 2023. The decrease in net sales was due to a consolidated 10.1% decrease in average selling prices during the second quarter of 2024 compared to the second quarter of 2023 partially offset by a 2.8% increase in sales volume.

Net sales decreased $89.5 million, or 7.8%, to $1.1 billion in the first six months of 2024 from $1.1 billion in the second quarter of 2023. Specialty metals flat products net sales were 24.7% of total net sales in the first six months of 2024 compared to 27.4% of total net sales in the first six months of 2023. Carbon flat products net sales were 57.8% of total net sales in the first six months of 2024 compared to 55.7% of total net sales in the first six months of 2023. Tubular and pipe products net sales were 17.5% of total net sales in the first six months of 2024 compared to 16.8% of total net sales in the first six months of 2023. The decrease in net sales was due to a consolidated 9.6% decrease in average selling prices during the first six months of 2024 compared to the first six months of 2023 partially offset by a 1.9% increase in sales volume.

Cost of materials sold decreased $35.3 million, or 8.0%, to $406.6 million in the second quarter of 2024 from $441.9 million in the second quarter of 2023. Cost of materials sold decreased $80.4 million, or 9.0%, to $814.1 million in the first six months of 2024 from $894.5 million in the first six months of 2023. The decrease in cost of materials sold in the second quarter and first six months of 2024 is related to the decreased metals pricing discussed above in Results of Operations.

As a percentage of net sales, gross profit (as defined in footnote (b) in the table above) increased to 22.7% in the second quarter of 2024 from 22.4% in the second quarter of 2023. As a percentage of net sales, gross profit (as defined in footnote (b) in the table above) increased to 22.7% in the first six months of 2024 from 21.7% in the first six months of 2023. The increase in the gross profit as a percentage of net sales is due to the average cost of inventory decreasing more than the average selling prices.

Operating expenses in the second quarter of 2024 increased $3.0 million, or 2.9%, to $104.6 million from $101.6 million in the second quarter of 2023. As a percentage of net sales, operating expenses increased to 19.9% for the second quarter of 2024 from 17.9% in the second quarter of 2023. Operating expenses in the specialty metals flat products segment increased $0.4 million, operating expenses in the carbon flat products segment decreased $0.5 million, operating expenses in the tubular and pipe products segment increased $3.5 million and Corporate expenses decreased $0.4 million in the second quarter of 2024 compared to the second quarter of 2023. The increase in operating expenses on a dollar basis was primarily attributable to the inclusion of CTB operating expenses in 2024 partially offset by lower variable performance-based compensation.

Operating expenses in the first six months of 2024 increased $3.4 million, or 1.7%, to $207.8 million from $204.3 million in the first six months of 2023. As a percentage of net sales, operating expenses increased to 19.7% for the first six months of 2024 from 17.9% in the first six months of 2023. Operating expenses in the specialty metals flat products segment decreased $1.2 million, operating expenses in the carbon flat products segment increased $0.8 million, operating expenses in the tubular and pipe products segment increased $7.2 million and Corporate expenses decreased $3.3 million in the first six months of 2024 compared to the first six months of 2023. The increase in operating expenses on a dollar basis was primarily attributable to the inclusion of CTB operating expenses in 2024 partially offset by lower variable performance-based compensation and the year-over-year absence of acquisition-related expenses.

Interest and other expense on debt totaled $4.4 million, or 0.8% of net sales, in the second quarter of 2024 compared to $4.2 million, or 0.7% of net sales, in the second quarter of 2023. Interest and other expense on debt totaled $8.4 million, or 0.8% of net sales, in the first six months of 2024 compared to $8.4 million, or 0.7% of net sales, in the first six months of 2023. The decrease in the first six months of 2024 compared to the first six months of 2023 was due to lower average borrowings partially offset by a higher effective borrowing rate. Our effective borrowing rate, exclusive of deferred financing fees and commitment fees, was 7.1% for the first six months of 2024 compared to 5.4% for the first six months of 2023, primarily due to the expiration of the interest rate hedge in January 2024.

In the second quarter of 2024, income before income taxes totaled $10.7 million compared to income before income taxes of $21.5 million in the second quarter of 2023. In the first six months of 2024, income before income taxes totaled $22.6 million compared to income before income taxes of $35.0 million in the first six months of 2023.

An income tax provision of 28.4% was recorded for the second quarter of 2024, compared to an income tax provision of 30.3% for the second quarter of 2023. An income tax provision of 27.6% was recorded for the first six months of 2024, compared to an income tax provision of 28.9% for the first six months of 2023. Our tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items that are considered in the relevant period.  Each quarter, we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment.

Net income for the second quarter of 2024 totaled $7.7 million, or $ 0.66 per basic share and diluted share, compared to net income of $15.0 million, or $ 1.30 per basic and diluted share, for the second quarter of 2023. Net income for the first six months of 2024 totaled $16.4 million, or $ 1.40 per basic share and diluted share, compared to net income of $24.9 million, or $ 2.15 per basic and diluted share, for the first six months of 2023.

Segment Operations

Specialty metals flat products

The following table presents selected operating results for our specialty metals flat products segment for the periods indicated (dollars are shown in thousands, except for per ton information):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2024		2023		2024		2023
		% of net		% of net		% of net		% of net
		sales		sales		sales		sales
Direct tons sold	30,480		28,095		59,413		59,643
Toll tons sold	1,215		616		2,185		1,584
Total tons sold	31,695		28,711		61,598		61,227

Net sales	$130,873	100.0	$147,000	100.0	$260,407	100.0	$313,564	100.0
Average selling price per ton	4,129		5,120		4,228		5,121
Cost of materials sold	104,944	80.2	122,600	83.4	212,534	81.6	260,313	83.0
Gross profit (a)	25,929	19.8	24,400	16.6	47,873	18.4	53,251	17.0
Operating expenses (b)	18,080	13.8	17,721	12.1	36,093	13.9	37,313	11.9
Operating income	$7,849	6.0	$6,679	4.5	$11,780	4.5	$15,938	5.1

(a) Gross profit is calculated as net sales less the cost of materials sold.

(b) Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Tons sold by our specialty metals flat products segment increased by 10.4% to 31 thousand in the second quarter of 2024 from 28 thousand in the second quarter of 2023. Tons sold by our specialty metals flat products segment increased 0.6% to 61 thousand in the first six months of 2024 from 61 thousand in the first six months of 2023. The increase in tons sold was due to a shift towards higher volume distribution services. We do not report tons sold for our end-use products.

Net sales in our specialty metals flat products segment decreased $16.1 million, or 11.0%, to $130.9 million in the second quarter of 2024 from $147.0 million in the second quarter of 2023. The decrease in sales was due to a 19.4% decrease in average selling prices offset by a 10.4% increase in sales volume during the second quarter of 2024 compared to the second quarter of 2023. Average selling prices in the second quarter of 2024 were $4,129 per ton, compared with $5,120 per ton in the second quarter of 2023.

Net sales in our specialty metals flat products segment decreased $53.2 million, or 17.0%, to $260.4 million in the first six months of 2024 from $313.6 million in the first six months of 2023. The decrease in sales was due to a 17.5% decrease in average selling prices partially offset by a 0.6% increase in sales volume during the first six months of 2024 compared to the first six months of 2023. Average selling prices in the first six months of 2024 were $4,228 per ton, compared with $5,121 per ton in the first six months of 2023.

Cost of materials sold in our specialty metals flat products segment decreased $17.7 million, or 14.4%, to $104.9 million in the second quarter of 2024 from $122.6 million in the second quarter of 2023. Cost of materials sold in our specialty metals flat products segment decreased $47.8 million, or 18.4%, to $212.5 million in the first six months of 2024 from $260.3 million in the first six months of 2023. The decrease in cost of materials sold was due to the decreased industry metals pricing discussed above in Results of Operations and decreased sales volume.

As a percentage of net sales, gross profit (as defined in footnote (a) in the table above) increased to 19.8% in the second quarter of 2024 from 16.6% in the second quarter of 2023. As a percentage of net sales, gross profit (as defined in footnote (a) in the table above) increased to 18.4% in the first six months of 2024 from 17.0% in the first six months of 2023. The increase in the gross profit as a percentage of net sales is due to the average cost of inventory decreasing more than the average selling prices.

Operating expenses increased $0.4 million, or 2.0%, to $18.1 million in the second quarter of 2024 from $17.7 million in the second quarter of 2023.  As a percentage of net sales, operating expenses increased to 13.8% in the second quarter of 2024 compared to 12.1% in the second quarter of 2023. The increase in operating expenses on a dollar basis was primarily attributable to increased variable operating expenses due to increased sales volume.

Operating expenses decreased $1.2 million, or 3.3%, to $36.1 million in the first six months of 2024 from $37.3 million in the first six months of 2023.  As a percentage of net sales, operating expenses increased to 13.9% in the first six months of 2024 compared to 11.9% in the first six months of 2023. The decrease in operating expenses on a dollar basis was primarily attributable to decreased variable performance-based incentive compensation.

Operating income in the second quarter of 2024 totaled $7.9 million, or 6.0% of net sales, compared to $6.7 million, or 4.5% of net sales, in the second quarter of 2023. Operating income in the first six months of 2024 totaled $11.8 million, or 4.5% of net sales, compared to $15.9 million, or 5.1% of net sales, in the first six months of 2023.

Carbon flat products

The following table presents selected operating results for our carbon flat products segment for the periods indicated (dollars are shown in thousands, except for per ton information):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2024		2023		2024		2023
		% of net		% of net		% of net		% of net
		sales		sales		sales		sales
Direct tons sold	220,748		216,783		431,939		426,565
Toll tons sold	8,342		9,492		16,826		18,048
Total tons sold	229,090		226,275		448,765		444,613

Net sales	$307,755	100.0	$326,629	100.0	$608,730	100.0	$636,447	100.0
Average selling price per ton	1,343		1,444		1,356		1,431
Cost of materials sold	243,996	79.3	253,072	77.5	479,611	78.8	501,508	78.8
Gross profit (a)	63,759	20.7	73,557	22.5	129,119	21.2	134,939	21.2
Operating expenses (b)	58,398	19.0	58,862	18.0	115,101	18.9	114,298	18.0
Operating income	$5,361	1.7	$14,695	4.5	$14,018	2.3	$20,641	3.2

(a) Gross profit is calculated as net sales less the cost of materials sold.

(b) Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Tons sold by our carbon flat products segment increased 1.2% to 229 thousand in the second quarter of 2024 from 226 thousand in the second quarter of 2023. Tons sold by our carbon flat products segment increased 0.9% to 448 thousand in the first six months of 2024 from 444 thousand in the first six months of 2023.

Net sales in our carbon flat products segment decreased $18.9 million, or 5.8%, to $307.8 million in the second quarter of 2024 from $326.6 million in the second quarter of 2023. The decrease in sales was attributable to a 6.9% decrease in average selling prices in the second quarter of 2024 compared to the second quarter of 2023, partially offset by a 1.2% increase in tons sold. Average selling prices in the second quarter of 2024 decreased to $1,343 per ton, compared with $1,444 per ton in the second quarter of 2023.

Net sales in our carbon flat products segment decreased $27.7 million, or 4.4%, to $608.7 million in the first six months of 2024 from $636.5 million in the first six months of 2023. The decrease in sales was attributable to a 5.2% decrease in average selling prices in the first six months of 2024 compared to the first six months of 2023, partially offset by a 0.9% increase in tons sold. Average selling prices in the first six months of 2024 decreased to $1,356 per ton, compared with $1,431 per ton in the first six months of 2023.

Cost of materials sold decreased $9.1 million, or 3.6%, to $244.0 million in the second quarter of 2024 from $253.1 million in the second quarter of 2023. Cost of materials sold decreased $21.9 million, or 4.4%, to $479.6  million in the first six months of 2024 from $501.5 million in the first six months of 2023. The decrease was due to the decreased market price for metals discussed above in Results of Operations partially offset by the year-over-year absence of $2.1 million of non-recurring amortization expense of inventory step up to fair market value adjustments made as part of the purchase price allocation for the January 3, 2023 acquisition of Metal-Fab.

As a percentage of net sales, gross profit (as defined in footnote (a) in the table above) decreased to 20.7% in the second quarter of 2024 compared to 22.5% in the second quarter of 2023. As a percentage of net sales, gross profit (as defined in footnote (a) in the table above) remained flat at 21.2% in the first six months of 2024 compared to 21.2% in the first six months of 2023. The decrease in the gross profit as a percentage of net sales in the second quarter of 2024 when compared to the second quarter of 2023 was due to average selling prices decreasing more than the average cost of inventory.

Operating expenses in thesecond quarter of 2024 decreased $0.5 million, or 0.8%, to $58.4 million from $58.9 million in the second quarter of 2023.  Operating expenses increased to 19.0% of net sales in the second quarter of 2024 compared to 18.0% in the second quarter of 2023. The decrease in operating expenses on a dollar basis was primarily due to lower variable performance-based incentive compensation partially offset by increased variable operating expenses due to increases in sales volume.

Operating expenses in the first six months of 2024 increased $0.8 million, or 0.7%, to $115.1 million from $114.3 million in the first six months of 2023.  Operating expenses increased to 18.9% of net sales in the first six months of 2024 compared to 18.0% in the first six months of 2023. The increase in operating expenses on a dollar basis was primarily due to higher variable operating expenses due to increases in sales volume.

Operating income in the second quarter of 2024 totaled $5.4 million, or 1.7% of net sales, compared to operating income of $14.7 million, or 4.5% of net sales, in the second quarter of 2023. Operating income in the first six months of 2024 totaled $14.0 million, or 2.3% of net sales, compared to operating income of $20.6 million, or 3.2% of net sales, in the first six months of 2023.

Tubular and pipe products

The following table presents selected operating results for our tubular and pipe products segment for the periods indicated (dollars are shown in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2024		2023		2024		2023
		% of net		% of net		% of net		% of net
	$	sales	$	sales	$	sales	$	sales
Net sales	$87,622	100.0	$95,639	100.0	$183,755	100.0	$192,333	100.0
Cost of materials sold (a)	57,607	65.7	66,200	69.2	121,940	66.4	132,687	69.0
Gross profit (b)	30,015	34.3	29,439	30.8	61,815	33.6	59,646	31.0
Operating expenses (c)	23,518	26.9	20,068	21.0	47,691	25.9	40,534	21.1
Operating income	$6,497	7.4	$9,371	9.8	$14,124	7.7	$19,112	9.9

(a) Includes $1,000  and $600 of LIFO income, respectively, for the three and six months ended June 30, 2024. Includes $1,000 of LIFO income for the three and six months ended June 30, 2023.

(b) Gross profit is calculated as net sales less the cost of materials sold.

(c) Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Net sales decreased $8.0 million, or 8.4%, to $87.6 million in the second quarter of 2024 from $95.6 million in the second quarter of 2023.  The decrease is a result of a 15.6% decrease in average selling prices partially offset by a 8.5% increase in shipping volume during the second quarter of 2024 compared to the second quarter of 2023. The shipping volume increase is due to the CTB acquisition on October 2, 2023.

Net sales decreased $8.6 million, or 4.5%, to $183.8 million in the first six months of 2024 from $192.3 million in the first six months of 2023.  The decrease is a result of a 15.5% decrease in average selling prices partially offset by a 13.1% increase in shipping volume due to the CTB acquisition during the first six months of 2024 compared to the first six months of 2023.

Cost of materials sold decreased $8.6 million, or 13.0%, to $57.6 million in the second quarter of 2024 from $66.2 million in the second quarter of 2023. Cost of materials sold decreased $10.8 million, or 8.1%, to $121.9 million in the first six months of 2024 from $132.7 million in the first six months of 2023. During the three and six months ended June 30, 2024, we recorded $1.0 million and $0.6 million of LIFO income, respectively. During the three and six months ended June 30, 2023, we recorded $1.0 million of LIFO income. The decrease in cost of materials sold was due to the decreased industry metals pricing discussed above in Results of Operations.

As a percentage of net sales, gross profit (as defined in footnote (b) in the table above) increased to 34.3% in the second quarter of 2024 compared to 30.8% in the second quarter of 2023.  As a percentage of net sales, the LIFO income recorded in the second quarter of 2024 increased gross profit by 1.1%. As a percentage of net sales, gross profit (as defined in footnote (b) in the table above) increased to 33.6% in the first six months of 2024 compared to 31.0% in the first six months of 2023.  As a percentage of net sales, the LIFO income recorded in the first six months of 2024 increased gross profit by 0.3%. The increase in gross profit as a percentage of net sales is primarily a result of the inclusion of CTB gross profit and net sales in 2024.

Operating expenses in the second quarter of 2024 increased $3.5 million, or 17.2%, to $23.5 million from $20.1 million in the second quarter of 2023. Operating expenses increased to 26.9% of net sales in the second quarter of 2024 compared to 21.0% in the second quarter of 2023. Operating expenses in the first six months of 2024 increased $7.2 , or 17.7%, to $47.7 million from $40.5 million in the first six months of 2023. Operating expenses increased to 25.9% of net sales in the first six months of 2024 compared to 21.1% in the first six months of 2023. The increase in operating expenses on a dollar basis was primarily due to the inclusion of CTB operating expenses, partially offset by lower variable performance-based incentive compensation.

Operating income in the second quarter 2024 totaled $6.5 million, or 7.4% of net sales, compared to $9.4 million or 9.8% of net sales, in the second quarter of 2023. Operating income in the first six months 2024 totaled $14.1 million, or 7.7% of net sales, compared to $19.1 million, or 9.9% of net sales, in the first six months of 2023.

Corporate expenses

Corporate expenses decreased $0.4 million, or 7.6%, to $4.6 million in the second quarter of 2024 from $5.0 million in the second quarter of 2023. Corporate expenses decreased $3.3 million, or 27.2%, to $8.9 million in the first six month of 2024 from $12.2 million in the first six month of 2023. Corporate expense primarily decreased due to the year-over-year absence of acquisition-related expenses and lower variance performance-based incentive compensation.

Liquidity, Capital Resources and Cash Flows

Our principal capital requirements include funding working capital needs, purchasing, upgrading and acquiring processing equipment and facilities, making acquisitions and paying dividends. We use cash generated from operations and borrowings under our ABL Credit Facility to fund these requirements.

We believe that funds available under our ABL Credit Facility, together with funds generated from operations, will be sufficient to provide us with the liquidity necessary to fund anticipated working capital requirements, capital expenditure requirements, our dividend payments, and any share repurchases and business acquisitions over at least the next 12 months and for the foreseeable future thereafter. In the future, we may, as part of our business strategy, acquire and dispose of assets or other companies in the same or complementary lines of business, or enter into or exit strategic alliances and joint ventures. Accordingly, the timing and size of our capital requirements are subject to change as business conditions warrant and opportunities arise.

Operating Activities

For the six months ended June 30, 2024, we used $5.5  million of net cash from operations, of which $32.3 million was generated from operating activities and $37.8 million was used for working capital requirements. For the six months ended June 30, 2023, we generated $79.2 million of net cash from operations, of which $45.8 million was generated from operating activities and $33.4 million was generated from working capital.

Net cash from operating activities totaled $32.3 million during the first six months of 2024 and was mainly comprised of net income of $16.4 million, the non-cash depreciation and amortization addback of $15.0  million, and changes in other long-term liabilities of $2.8  million partially offset by changes in other long-term assets of $2.9 million. Net cash from operations totaled $45.8 million during the first six months of 2023 and was mainly comprised of net income of $24.9 million, the non-cash depreciation and amortization addback of $13.0 million, decreases in other long-term assets of $3.7 million and changes in other long-term liabilities of $3.5 .

Working capital at June 30, 2024 totaled $457.8 million, a $34.8 million increase from December 31, 2023.  The increase was primarily attributable to a $25.5 million increase in accounts receivable and a $13.6 million decrease in accrued payroll and other accrued liabilities partially offset by a $1.6 million decrease in prepaid expense and other.

Investing Activities

Net cash used for investing activities totaled $13.2 million during the six months ended June 30, 2024 and primarily consisted of capital expenditures. Net cash used for investing activities totaled $144.5 million during the six months ended June 30, 2023, and primarily consisted of $129.5 million for the acquisition of Metal-Fab, inclusive of cash acquired of $1.7 million and $15.1 million in capital expenditures partially offset by $0.1 million in proceeds from the disposition of property and equipment.

The capital expenditures in the first six months of 2024 and 2023 were primarily attributable to additional processing equipment at our existing facilities.

Financing Activities

During the first six months of 2024, $14.9 million of cash was generated from financing activities, which primarily consisted of $19.0 million of net borrowings under our ABL Credit Facility, offset by $3.3 million of dividends paid, $0.6 million of principal payments under finance lease obligations and $0.1 million of credit facility fees and expenses related to the amended ABL Credit Facility. During the first six months ended of 2023, $68.3 million was generated from financing activities, which primarily consisted of $72.6  million of net borrowings under our ABL Credit Facility, $2.8 million of dividends paid, $1.1 million of credit facility fees and expenses related to amending the ABL Credit Facility and $0.5 million of principle payments under finance lease obligations.

Dividends paid were $3.3 million and $2.8 million for the six months ended June 30, 2024 and June 30, 2023, respectively.  In August 2024, our Board of Directors approved a regular quarterly dividend of $0.150 per share, which will be paid on September 16, 2024 to shareholders of record as of September 2, 2024. Regular dividend distributions in the future are subject to the availability of cash, the $15.0 million annual limitation on cash dividends and common stock repurchases under our ABL Credit Facility and continuing determination by our Board of Directors that the payment of dividends remains in the best interest of our shareholders.

Stock Repurchase Program

In 2015, our Board of Directors authorized a stock repurchase program of up to 550,000 shares of our issued and outstanding common stock, which could include open market repurchases, negotiated block transactions, accelerated stock repurchases or open market solicitations for shares, all or some of which may be effected through Rule 10b5-1 plans. Repurchased shares will be held in our treasury, or canceled and retired as our Board of Directors may determine from time to time. Any repurchases of common stock are subject to the covenants contained in the ABL Credit Facility. Under the ABL Credit Facility, we may repurchase common stock and pay dividends up to $15.0 million in the aggregate during any trailing twelve months without restrictions. Purchases in excess of $15.0 million require us to (i) maintain availability in excess of 20% of the aggregate revolver commitments ($125.0 million at June 30, 2024) or (ii) to maintain availability equal to or greater than 15% of the aggregate revolver commitments ($93.8 million at June 30, 2024) and we must maintain a pro forma ratio of earnings before interest, taxes, depreciation and amortization, or EBITDA, minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00. The timing and amount of any repurchases under the stock repurchase program will depend upon several factors, including market and business conditions, and limitations under the ABL Credit Facility, and repurchases may be discontinued at any time. As of June 30, 2024, 360,212 shares remain authorized for repurchase under the program.

There were no shares repurchased during 2024 or 2023.

At- the-Market Equity Program

On September 3, 2021, we commenced an at-the-market, or ATM, equity program under our shelf registration statement, which allows us to sell and issue up to $50 million in shares of our common stock from time to time. We entered into an Equity Distribution Agreement on September 3, 2021 with KeyBanc Capital Markets Inc., or KeyBanc, relating to the issuance and sale of shares of common stock pursuant to the program. KeyBanc is not required to sell any specific amount of securities but will act as our sales agent using commercially reasonable efforts consistent with its normal trading and sales practices, on mutually agreed terms between KeyBanc and us. KeyBanc will be entitled to compensation for shares sold pursuant to the program of 2.0% of the gross proceeds of any shares of common stock sold under the Equity Distribution Agreement. No shares were sold under the ATM program during the three and six months ended June 30, 2024 or June 30, 2023.

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

The ABL Credit Facility contains customary representations and warranties and certain covenants that limit our ability to, among other things: (i) incur or guarantee additional indebtedness; (ii) pay distributions on, redeem or repurchase capital stock or redeem or repurchase subordinated debt; (iii) make investments; (iv) sell assets; (v) enter into agreements that restrict distributions or other payments from restricted subsidiaries to us; (vi) incur liens securing indebtedness; (vii) consolidate, merge or transfer all or substantially all of their assets; and (viii) engage in transactions with affiliates. In addition, the ABL Credit Facility contains a financial covenant which requires if any commitments or obligations are outstanding and the our availability is less than the greater of $30 million or 10.0% of the aggregate amount of revolver commitments ($62.5 million at June 30, 2024) or 10.0% of the aggregate borrowing base ($55.9 million at June 30, 2024), then we must maintain a ratio of Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA) minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00 for the most recent twelve fiscal month period.

As of June 30, 2024, we were in compliance with our covenants and had approximately $344 million of availability under the ABL Credit Facility.

We have the option to borrow under its revolver based on the agent’s base rate plus a premium ranging from 0.00% to 0.25% or the Secured Overnight Financing Rate, or SOFR, plus a premium ranging from 1.25% to 2.75%.

As of June 30, 2024, and December 31, 2023, $1.4 million and $1.7 million, respectively, of bank financing fees were included in “Prepaid expenses and other” and “Other long-term assets” on the accompanying Consolidated Balance Sheets. The financing fees are being amortized over the five-year term of the ABL Credit Facility and are included in “Interest and other expense on debt” on the accompanying Consolidated Statements of Comprehensive Income.

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

Approximately 49% and 51%, respectively, of our consolidated net sales during the first six months of 2024 and 2023 were directly related to industrial machinery and equipment manufacturers and their fabricators.

Inflation generally affects us by increasing the cost of employee wages and benefits, transportation services, energy, borrowings under our credit facility, processing equipment, and purchased metals. General inflation, including increases in the price of metals and increased labor and distribution expense, did not materially effect our operations during the second quarter of 2024, and it has not had a material effect on our financial results during the last three years, but may have a significant impact in future years.

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

Item 4. Controls and Procedures

The evaluation required by Rule 13a-15(e) of the Securities Exchange Act of 1934, or the Exchange Act, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q has been carried out under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. These disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in reports that are filed with or submitted to the SEC is: (i) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2024, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during the second quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Items 1, 1A, 2, 3 and 4 of this Part II are either inapplicable or are answered in the negative and are omitted pursuant to the instructions to Part II.

Item 5. Other Information

Trading Arrangements

During the quarter ended June 30, 2024, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

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

101

The following materials from Olympic Steel’s Quarterly Report on Form 10-Q for the period ended June 30, 2024, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Statements of Cash Flows, (iv) the Supplemental Disclosures of Cash Flow Information, (v) the Consolidated Statements of Shareholders’ Equity, (vi) Notes to Unaudited Consolidated Financial Statements and (vii) document and entity information.

104	Cover Pager Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLYMPIC STEEL, INC. (Registrant)

Date: August 2, 2024	By:	/s/ Richard T. Marabito
Richard T. Marabito
Chief Executive Officer

	By:	/s/ Richard A. Manson
Richard A. Manson
Chief Financial Officer
(Principal Financial and Accounting Officer)