Form 10-Q
period 2024-09-30
OLYMPIC STEEL INC
filed 2024-11-01
CIK 917470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding as of November 1, 2024
Common stock, without par value	11,132,542

Olympic Steel, Inc.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Olympic Steel, Inc.

Consolidated Balance Sheets

(in thousands)

	As of
	September 30, 2024	December 31, 2023
	(unaudited)
Assets
Cash and cash equivalents	$11,116	$13,224
Accounts receivable, net	197,592	191,149
Inventories, net (includes LIFO reserves of $9,443 and $12,043 as of September 30, 2024 and December 31, 2023, respectively)	399,394	386,535
Prepaid expenses and other	14,306	12,261
Total current assets	622,408	603,169
Property and equipment, at cost	506,631	483,448
Accumulated depreciation	(313,775)	(297,340)
Net property and equipment	192,856	186,108
Goodwill	52,091	52,091
Intangible assets, net	89,342	92,621
Other long-term assets	19,642	16,466
Right of use assets, net	35,672	34,380
Total assets	$1,012,011	$984,835

Liabilities
Accounts payable	$125,342	$119,718
Accrued payroll	23,366	30,113
Other accrued liabilities	22,569	22,593
Current portion of lease liabilities	5,671	7,813
Total current liabilities	176,948	180,237
Credit facility revolver	197,276	190,198
Other long-term liabilities	24,810	20,151
Deferred income taxes	11,571	11,510
Lease liabilities	30,796	27,261
Total liabilities	441,401	429,357
Shareholders' Equity
Preferred stock	-	-
Common stock	138,040	136,541
Accumulated other comprehensive income (loss)	(408)	41
Retained earnings	432,978	418,896
Total shareholders' equity	570,610	555,478
Total liabilities and shareholders' equity	$1,012,011	$984,835

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Consolidated Statements of Comprehensive Income

For the Three and Nine Months Ended September 30,

(in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
	(unaudited)

Net sales	$469,996	$526,411	$1,522,888	$1,668,755
Costs and expenses
Cost of materials sold (excludes items shown separately below)	363,144	414,480	1,177,229	1,308,988
Warehouse and processing	31,719	28,954	97,855	91,125
Administrative and general	28,226	26,181	87,545	91,047
Distribution	16,881	16,342	51,101	51,531
Selling	10,721	9,587	35,458	30,373
Occupancy	4,262	3,797	13,048	12,452
Depreciation	5,740	5,008	17,585	15,330
Amortization	1,494	1,177	4,210	3,529
Total costs and expenses	462,187	505,526	1,484,031	1,604,375
Operating income	7,809	20,885	38,857	64,380
Other loss, net	26	28	66	67
Income before interest and income taxes	7,783	20,857	38,791	64,313
Interest and other expense on debt	3,880	3,953	12,283	12,379
Income before income taxes	3,903	16,904	26,508	51,934
Income tax provision	1,169	4,674	7,417	14,813
Net income	$2,734	$12,230	$19,091	$37,121
Loss on cash flow hedge	(544)	(527)	(585)	(1,133)
Tax effect on cash flow hedge	136	132	136	283
Total comprehensive income	$2,326	$11,835	$18,642	$36,271

Earnings per share:
Net income per share - basic	$0.23	$1.06	$1.64	$3.21
Weighted average shares outstanding - basic	11,695	11,586	11,673	11,568
Net income per share - diluted	$0.23	$1.06	$1.64	$3.21
Weighted average shares outstanding - diluted	11,695	11,592	11,673	11,571

Dividends declared per share of common stock	$0.150	$0.125	$0.450	$0.375

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30,

(in thousands)

	2024	2023
	(unaudited)

Cash flows provided by operating activities:
Net income	$19,091	$37,121
Adjustments to reconcile net income to net cash provided by (used in) operating activities -
Depreciation and amortization	21,795	18,859
Amortization of deferred financing fees	584	523
Loss (gain) on disposition of property and equipment	189	(75)
Stock-based compensation	1,499	1,257
Other long-term assets	(4,970)	5,333
Other long-term liabilities	6,593	4,169
	44,781	67,187
Changes in working capital:
Accounts receivable	(6,443)	2,539
Inventories	(12,859)	41,813
Prepaid expenses and other	(2,018)	(3,989)
Accounts payable	4,357	22,188
Change in outstanding checks	1,267	518
Accrued payroll and other accrued liabilities	(9,971)	(9,257)
	(25,667)	53,812
Net cash provided by operating activities	19,114	120,999

Cash flows used for investing activities:
Acquisition, net of cash acquired	-	(129,476)
Capital expenditures	(22,308)	(19,564)
Proceeds from disposition of property and equipment	56	129
Net cash used for investing activities	(22,252)	(148,911)

Cash flows from financing activities:
Credit facility revolver borrowings	469,117	552,666
Credit facility revolver repayments	(462,039)	(521,797)
Principal payment under finance lease obligation	(930)	(737)
Credit facility fees and expenses	(109)	(1,143)
Dividends paid on common stock	(5,009)	(4,175)
Net cash provided by financing activities	1,030	24,814

Cash and cash equivalents:
Net change	(2,108)	(3,098)
Beginning balance	13,224	12,189
Ending balance	$11,116	$9,091

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Supplemental Disclosures of Cash Flow Information

For the Nine Months Ended September 30,

(in thousands)

	2024	2023
	(unaudited)

Interest paid	$11,487	$11,475
Income taxes paid	$7,507	$5,599

The Company incurred $2.3 million of new financing lease obligations during the nine months ended September 30, 2024. The Company incurred $1.8 million of new financing lease obligations during the nine months ended September 30, 2023. These non-cash transactions have been excluded from the Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023.

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Consolidated Statements of Shareholders’ Equity

(in thousands)

(unaudited)

	For the Three Months Ended September 30, 2024
		Accumulated
		Other
	Common	Comprehensive	Retained	Total
	Stock	Loss	Earnings	Equity

Balance at June 30, 2024	$137,541	$-	$431,912	$569,453
Net income	-	-	2,734	2,734
Payment of dividends on common stock ($0.150 per share)	-	-	(1,670)	(1,670)
Stock-based compensation	499	-	-	499
Changes in fair value of hedges, net of tax	-	(408)	-	(408)
Other	-	-	2	2
Balance at September 30, 2024	$138,040	$(408)	$432,978	$570,610

	For the Nine Months Ended September 30, 2024
		Accumulated
		Other
	Common	Comprehensive	Retained	Total
	Stock	Loss	Earnings	Equity

Balance at December 31, 2023	$136,541	$41	$418,896	$555,478
Net income	-	-	19,091	19,091
Payment of dividends on common stock ($0.450 per share)	-	-	(5,009)	(5,009)
Stock-based compensation	1,499	-	-	1,499
Changes in fair value of hedges, net of tax	-	(449)	-	(449)
Balance at September 30, 2024	$138,040	$(408)	$432,978	$570,610

	For the Three Months Ended September 30, 2023
		Accumulated
		Other
	Common	Comprehensive	Retained	Total
	Stock	Income	Earnings	Equity

Balance at June 30, 2023	$135,566	$856	$402,041	$538,463
Net income	-	-	12,230	12,230
Payment of dividends on common stock ($0.125 per share)	-	-	(1,392)	(1,392)
Stock-based compensation	415	-	-	415
Changes in fair value of hedges, net of tax	-	(395)	-	(395)
Balance at September 30, 2023	$135,981	$461	$412,879	$549,321

	For the Nine Months Ended September 30, 2023
		Accumulated
		Other
	Common	Comprehensive	Retained	Total
	Stock	Income	Earnings	Equity

Balance at December 31, 2022	$134,724	$1,311	$379,933	$515,968
Net income	-	-	37,121	37,121
Payment of dividends on common stock ($0.375 per share)	-	-	(4,175)	(4,175)
Stock-based compensation	1,257	-	-	1,257
Changes in fair value of hedges, net of tax	-	(850)	-	(850)
Balance at September 30, 2023	$135,981	$461	$412,879	$549,321

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Notes to Unaudited Consolidated Financial Statements

September 30, 2024

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

The flat products segment acts as an intermediary between metals producers and manufacturers that require processed metals for their operations. The flat products segment serves customers in most metals consuming industries, including food service and commercial appliances, manufacturers and fabricators of transportation and material handling equipment, construction and farm machinery, storage tanks, environmental and energy generation equipment, automobiles, military vehicles and equipment, as well as general and plate fabricators and metals service centers. These products are primarily distributed through a direct sales force.

Combined, the carbon and specialty metals flat products segments have 36 strategically located processing and distribution facilities in the United States and one in Monterrey, Mexico. Our geographic footprint allows us to focus on regional customers and larger national and multi-national accounts, primarily located throughout the midwestern, eastern and southern United States.

The primary focus of the tubular and pipe products segment is on the distribution of metal tubing, pipe, bar, valve and fittings and the fabrication of pressure parts supplied to various industrial markets. Through the acquisition of Central Tube and Bar (CTB) on October 2, 2023, the tubular and pipe products segment further expanded its geographical footprint and extended its value-added contract manufacturing capabilities. The tubular and pipe products segment operates from 10 locations in the midwestern and southern United States. The tubular and pipe products segment distributes its products primarily through a direct sales force.

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

Impact of Recently Issued Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure". The objective of the ASU is to enhance the disclosures a public entity provides about their reportable segments. The ASU does not amend any of the existing guidance or requirements in Topic 280, Segment Reporting. Under the ASU, public entities must disclose incremental segment information on both an annual and interim basis. The ASU is effective for annual periods beginning after December 15, 2023 and interim periods beginning after December 15, 2024, applied retroactively. The Company does not anticipate the adoption of ASU 2023-07 to have a material impact on the Consolidated Financial Statements.

In December 2023, the FASB issued ASU No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures". The objective of the ASU is to improve the information a reporting entity provides to users of financial statements about the entity's operations and the effects of related tax risks and tax planning on the entity's tax rate and potential future cash flows. The ASU enhances disclosures regarding the rate reconciliation, income taxes paid and other items. The ASU is effective for annual periods beginning after December 15, 2024. The Company does not anticipate the adoption of ASU 2039-09 to have a material impact on the Consolidated Financial Statements.

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

	Disaggregated Revenue by Products Sold
	For the Three Months Ended September 30, 2024
	Specialty
	metals flat	Carbon flat	Tubular and
	products	products	pipe products	Total
Specialty	26.7%	-	-	26.7%
Hot Rolled	-	26.7%	-	26.7%
Tube	-	-	16.9%	16.9%
Coated	-	12.9%	-	12.9%
Plate	-	9.6%	-	9.6%
Cold Rolled	-	5.6%	-	5.6%
Other	-	1.6%	-	1.6%
Total	26.7%	56.4%	16.9%	100.0%

	Disaggregated Revenue by Products Sold
	For the Nine Months Ended September 30, 2024
	Specialty
	metals flat	Carbon flat	Tubular and
	products	products	pipe products	Total
Specialty	25.4%	-	-	25.4%
Hot Rolled	-	28.0%	-	28.0%
Tube	-	-	17.3%	17.3%
Coated	-	12.0%	-	12.0%
Plate	-	11.7%	-	11.7%
Cold Rolled	-	4.7%	-	4.7%
Other	-	0.9%	-	0.9%
Total	25.4%	57.3%	17.3%	100.0%

	Disaggregated Revenue by Products Sold
	For the Three Months Ended September 30, 2023
	Specialty
	metals flat	Carbon flat	Tubular and
	products	products	pipe products	Total
Specialty	25.2%	-	-	25.2%
Hot Rolled	-	32.7%	-	32.7%
Tube	-	-	16.9%	16.9%
Coated	-	6.2%	-	6.2%
Plate	-	8.9%	-	8.9%
Cold Rolled	-	4.2%	-	4.2%
Other	-	5.9%	-	5.9%
Total	25.2%	57.9%	16.9%	100.0%

	Disaggregated Revenue by Products Sold
	For the Nine Months Ended September 30, 2023
	Specialty
	metals flat	Carbon flat	Tubular and
	products	products	pipe products	Total
Specialty	26.7%	-	-	26.7%
Hot Rolled	-	30.1%	-	30.1%
Tube	-	-	16.9%	16.9%
Coated	-	5.4%	-	5.4%
Plate	-	11.7%	-	11.7%
Cold Rolled	-	3.9%	-	3.9%
Other	-	5.3%	-	5.3%
Total	26.7%	56.4%	16.9%	100.0%

3.	Accounts Receivable:

Accounts receivable are presented net of allowances for credit losses and unissued credits of $3.9 million and $4.2 million as of  September 30, 2024 and December 31, 2023, respectively. The allowance for credit losses is maintained at a level considered appropriate based on historical experience, specific customer collection issues that have been identified, current market conditions and estimates for supportable forecasts when appropriate. Estimations are based upon a calculated percentage of accounts receivable, which remains fairly level from year to year, and judgments about the probable effects of economic conditions on certain customers, which can fluctuate significantly from year to year. The Company cannot guarantee that the rate of future credit losses will be similar to past experience. The Company considers all available information when assessing the adequacy of its allowance for credit losses and unissued credits.

4.	Inventories:

Inventories consisted of the following:

	Inventory as of
(in thousands)	September 30, 2024	December 31, 2023
Unprocessed	$288,010	$282,565
Processed and finished	111,384	103,970
Totals	$399,394	$386,535

The Company values certain of its tubular and pipe products inventory at the last-in, first-out (LIFO) method. As of  September 30, 2024 and December 31, 2023, approximately $31.4 million, or 7.9% of consolidated inventory, and $38.2 million, or 9.9% of consolidated inventory, respectively, was reported under the LIFO method of accounting. The cost of the remainder of the tubular and pipe products inventory is determined using a weighted average rolling first-in, first-out (FIFO) method.

During the three and nine months ended September 30, 2024, the Company recorded $2.0 million and $2.6 million of LIFO income, respectively. During the three and nine months ended September 30, 2023, the Company recorded $2.0 million and $3.0 million of LIFO income, respectively.

If the FIFO method had been in use, inventories would have been $9.4 million higher than reported as of  September 30, 2024 and $12.0 million higher than reported at December 31, 2023.

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

Goodwill, by reportable unit, was as follows as of September 30, 2024 and December 31, 2023, respectively. The goodwill is deductible for tax purposes.

	Carbon Flat	Specialty Metals	Tubular and
(in thousands)	Products	Flat Products	Pipe Products	Total
Balance as of December 31, 2023	$34,259	$9,431	$8,401	$52,091
Acquisitions	-	-	-	-
Impairments	-	-	-	-
Balance as of September 30, 2024	$34,259	$9,431	$8,401	$52,091

Intangible assets, net, consisted of the following as of September 30, 2024 and December 31, 2023, respectively:

	As of September 30, 2024
	Gross Carrying	Accumulated	Intangible
(in thousands)	Amount	Amortization	Assets, Net
Customer relationships - subject to amortization	$62,559	$(17,638)	$44,921
Covenant not to compete - subject to amortization	2,339	(991)	1,348
Technology and know-how - subject to amortization	7,000	(795)	6,205
Trade name - not subject to amortization	36,868	-	36,868
	$108,766	$(19,424)	$89,342

	As of December 31, 2023
	Gross Carrying	Accumulated	Intangible
(in thousands)	Amount	Amortization	Assets, Net
Customer relationships - subject to amortization	$62,559	$(15,084)	$47,475
Covenant not to compete - subject to amortization	2,339	(679)	1,660
Technology and know-how - subject to amortization	7,000	(382)	6,618
Trade name - not subject to amortization	36,868	-	36,868
	$108,766	$(16,145)	$92,621

The Company estimates that amortization expense for its intangible assets subject to amortization will be approximately $4.3 million per year for the next two years, $3.8 million the following year and then $3.3 million and $3.0 million, respectively, over the next two years.

6.	Leases:

The components of lease expense were as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(in thousands)	2024	2023	2024	2023
Operating lease cost	$2,111	$2,099	$6,660	$6,354

Finance lease cost:
Amortization of right-of-use assets	$331	$264	$922	$756
Interest on lease liabilities	66	37	147	112
Total finance lease cost	$397	$301	$1,069	$868

Supplemental cash flow information related to leases was as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(in thousands)	2024	2023	2024	2023
Cash paid for lease liabilities:
Operating cash flows from operating leases	$2,031	$2,079	$6,540	$6,267
Operating cash flows from finance leases	66	37	147	112
Financing cash flows from finance leases	327	265	930	737
Total cash paid for lease liabilities	$2,424	$2,381	$7,617	$7,116

Supplemental balance sheet information related to leases was as follows:

	September 30,	December 31,
(in thousands)	2024	2023
Operating Leases
Operating lease	$52,656	$56,117
Operating lease accumulated amortization	(16,984)	(21,737)
Operating lease right-of-use asset, net	35,672	34,380

Operating lease current liabilities	5,671	7,813
Operating lease liabilities	30,796	27,261
Total operating lease liabilities	$36,467	$35,074

Finance Leases
Finance lease	8,697	5,686
Finance lease accumulated depreciation	(3,356)	(2,615)
Finance lease, net	5,341	3,071

Finance lease current liabilities	1,426	1,087
Finance lease liabilities	4,086	2,106
Total finance lease liabilities	$5,512	$3,193

Weighted Average Remaining Lease Term
Operating leases (in years)	9	6
Finance leases (in years)	5	4

Weighted Average Discount Rate
Operating leases	5.68%	4.07%
Finance leases	6.22%	5.06%

Maturities of lease liabilities were as follows:

	Operating	Finance
(in thousands)	Leases	Leases
Year Ending December 31,
2024	$2,013	$464
2025	7,331	1,621
2026	6,831	1,267
2027	5,576	1,061
2028	4,386	875
Thereafter	23,552	1,107
Total future minimum lease payments	$49,689	$6,395
Less remaining imputed interest	(13,222)	(883)
Total	$36,467	$5,512

7.	Debt:

The Company’s debt is comprised of the following components:

	As of
	September 30,	December 31,
(in thousands)	2024	2023
Asset-based revolving credit facility due June 16, 2026	$197,276	$190,198
Total debt	$197,276	$190,198

The Company's ABL Credit Facility is collateralized by the Company's accounts receivable, inventory, personal property and certain real estate. The $625 million ABL Credit Facility consists of: (i) a revolving credit facility of up to $595 million, including a $20 million sub-limit for letters of credit, and (ii) a first in, last out revolving credit facility of up to $30 million. Under the terms of the ABL Credit Facility, the Company may, subject to the satisfaction of certain conditions, request additional commitments under the revolving credit facility in the aggregate principal amount of up to $200 million to the extent that existing or new lenders agree to provide such additional commitments. The ABL Credit Facility matures on June 16, 2026.

The ABL Credit Facility contains customary representations and warranties and certain covenants that limit the ability of the Company to, among other things: (i) incur or guarantee additional indebtedness; (ii) pay distributions on, redeem or repurchase capital stock or redeem or repurchase subordinated debt; (iii) make investments; (iv) sell assets; (v) enter into agreements that restrict distributions or other payments from restricted subsidiaries to the Company; (vi) incur liens securing indebtedness; (vii) consolidate, merge or transfer all or substantially all of the Company’s assets; and (viii) engage in transactions with affiliates. In addition, the ABL Credit Facility contains a financial covenant which requires if any commitments or obligations are outstanding and the Company’s availability is less than the greater of $30 million or 10.0% of the aggregate amount of revolver commitments ($62.5 million at September 30, 2024) or 10.0% of the aggregate borrowing base ($50.6 million at September 30, 2024), then the Company must maintain a ratio of Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA) minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00 for the most recent twelve fiscal month period.

As of September 30, 2024, the Company was in compliance with its covenants and had approximately $304 million of availability under the ABL Credit Facility.

The Company has the option to borrow under its revolver based on the agent’s base rate plus a premium ranging from 0.00% to 0.25% or the Secured Overnight Financing Rate (SOFR) plus a premium ranging from 1.25% to 2.75%.

On  August 15, 2024 the Company entered into a two-year forward starting fixed rate interest rate hedge in order to eliminate the variability of cash interest payments on $75 million of the outstanding SOFR based borrowings under the ABL Credit Facility. The interest rate hedge fixed the rate at 3.82%. Although the Company is exposed to credit loss in the event of nonperformance by the other party to the interest rate hedge agreement, the Company anticipates performance by the counterparty.

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

As of September 30, 2024 and December 31, 2023, $1.2 million and $1.7 million, respectively, of bank financing fees were included in “Prepaid expenses and other” and “Other long-term assets” on the accompanying Consolidated Balance Sheets. The financing fees are being amortized over the five-year term of the ABL Credit Facility and are included in “Interest and other expense on debt” on the accompanying Consolidated Statements of Comprehensive Income.

8.	Derivative Instruments:

Metals swaps and embedded customer derivatives

During 2024 and 2023, the Company entered into nickel swaps indexed to the London Metal Exchange (LME) price of nickel with third-party brokers. The nickel swaps are accounted for as derivatives for accounting purposes. The Company entered into them to mitigate its customers’ risk of volatility in the price of metals. The outstanding nickel swaps mature in the fourth quarter of 2024 and the through the third quarters of 2025. The swaps are settled with the brokers at maturity. The economic benefit or loss arising from the changes in fair value of the swaps is contractually passed through to the customer. The primary risk associated with the metals swaps is the ability of customers or third-party brokers to honor their agreements with the Company related to derivative instruments. If the customer or third-party brokers are unable to honor their agreements, the Company’s risk of loss is the fair value of the metals swaps.

These derivatives have not been designated as hedging instruments. The periodic changes in fair value of the metals and embedded customer derivative instruments are included in “Cost of materials sold” in the Consolidated Statements of Comprehensive Income. The Company recognizes derivative positions with both the customer and the third party for the derivatives and classifies cash settlement amounts associated with them as part of “Cost of materials sold” in the Consolidated Statements of Comprehensive Income. The cumulative change in fair value of the metals swaps that had not yet settled as of September 30, 2024, are included in “Other accrued liabilities” and the embedded customer derivatives are included in “Accounts receivable, net” on the Consolidated Balance Sheets as of September 30, 2024.

Fixed rate interest rate hedge

On  August 15, 2024 the Company entered into a two-year forward starting fixed rate interest rate hedge in order to eliminate the variability of cash interest payments on $75 million of the outstanding SOFR based borrowings under the ABL Credit Facility. The interest rate hedge fixed the rate at 3.82%. The interest rate hedge is included in "Other long-term liabilities" on the Consolidated Balance Sheets as of  September 30, 2024. Although the Company is exposed to credit loss in the event of nonperformance by the other party to the interest rate hedge agreement, the Company anticipates performance by the counterparty.

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

The table below shows the total impact to the Company’s Consolidated Statements of Comprehensive Income through pre-tax income of the derivatives for the three and nine months ended September 30, 2024 and 2023, respectively.

	Net Gain (Loss) Recognized
	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(in thousands)	2024	2023	2024	2023
Fixed interest rate hedge	$138	$543	$193	$1,347
Metals swaps	(19)	(428)	205	(1,204)
Embedded customer derivatives	19	428	(205)	1,204
Total gain	$138	$543	$193	$1,347

9.	Fair Value of Assets and Liabilities:

During the nine months ended September 30, 2024, there were no transfers of financial assets between Levels 1, 2 or 3 fair value measurements. There have been no changes in the methodologies used as of  September 30, 2024 since December 31, 2023.

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company:

	Value of Items Recorded at Fair Value
	As of September 30, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Metal swaps	$-	$5,376	$-	$5,376
Supplemental executive retirement plan	14,814	-	-	14,814
Total assets at fair value	$14,814	$5,376	$-	$20,190

Liabilities:
Metal swaps	$-	$5,308	$-	$5,308
Embedded customer derivative	-	68	-	68
Fixed Interest rate hedge	-	544	-	544
Total liabilities recorded at fair value	$-	$5,920	$-	$5,920

	Value of Items Recorded at Fair Value
	As of December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Metal swaps	$-	$4,458	$-	$4,458
Embedded customer derivative	-	766	-	766
Fixed interest rate hedge	-	55	-	55
Supplemental executive retirement plan	11,617	-	-	11,617
Total assets at fair value	$11,617	$5,279	$-	$16,896

Liabilities:
Metal swaps	$-	$5,224	$-	$5,224
Total liabilities at fair value	$-	$5,224	$-	$5,224

The value of the items not recorded at fair value represent the carrying value of the liabilities.

The carrying value of the ABL Credit Facility was $197.3 million and $190.2 million at September 30, 2024 and December 31, 2023, respectively.  Management believes that the ABL Credit Facility’s carrying value approximates its fair value due to the variable interest rate on the ABL Credit Facility.

10.	Accumulated Other Comprehensive Income:

On  August 15, 2024, the Company entered into a two-year forward starting fixed rate interest rate hedge in order to eliminate the variability of cash interest payments on $75 million of the outstanding SOFR based borrowings under the ABL Credit Facility. The interest rate hedge fixed the rate at 3.82%. The fair value of the interest rate hedge of $0.5 million, net of tax of $0.1 million, is included in "Accumulated other comprehensive income" on the Consolidated Balance Sheets at  September 30, 2024.

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

In January 2022, the Company adopted a new C-Suite Long-Term Incentive Plan (the C-Suite Plan) that operates under the Senior Manager Stock Incentive Plan. Under the C-Suite Plan, the Chief Executive Officer, the President and Chief Operating Officer and the Chief Financial Officer are eligible for participation. In each calendar year, the Committee may award eligible participants a long-term incentive of both a RSU grant and a performance stock units (PSU) grant. Additionally, the Committee may offer a long-term cash incentive (split equally between service and performance-based portions) to supplement both the RSU and PSU grants in order to arrive at the total long-term award target. For 2024, the total long-term award target is $1.1 million for the Chief Executive Officer, $0.8 million for the President and Chief Operating Officer and $0.5 million for the Chief Financial Officer. For 2023, the total long-term award target was $1.1 million for the Chief Executive Officer, $0.6 million for the President and Chief Operating Officer and $0.3 million for the Chief Financial Officer. The PSUs will vest if the return on net assets, calculated as EBITDA divided by Average Accounts Receivable, Inventory and Property and Equipment, exceeds five percent. Each RSU and service-based cash incentive vests three years after the grant date. Each vested RSU will convert into the right to receive one share of common stock. During 2024, a total of 17,243 RSUs and 17,243 PSUs were granted to the participants under the C-Suite Plan, and $37,400 and $37,400, respectively, were granted in service-based and performance-based cash awards. During 2023, a total of 20,000 RSUs and 20,000 PSUs were granted to the participants under the C-Suite Plan, and $0.3 million and $0.3 million, respectively, were granted in service-based and performance-based cash awards. If the return on net assets falls below 5 percent, no performance-based incentive will be awarded. The maximum performance-based award is achieved if return on net assets exceeds ten percent, and is capped at 150% of the grant.

Stock-based compensation expense recognized on RSUs for the three and nine months ended September 30, 2024 and 2023, respectively, is summarized in the following table:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2024	2023	2024	2023
RS and RSU expense before taxes	$499	$415	$1,499	$1,257
RS and RSU expense after taxes	$349	$300	$1,080	$898

All pre-tax charges related to RSs and RSUs were included in the caption “Administrative and general” on the accompanying Consolidated Statements of Comprehensive Income.

The following table summarizes the activity related to RSs for the three months ended September 30, 2024 and 2023, respectively:

	As of September 30, 2024		As of September 30, 2023
	Number of	Weighted Average	Number of	Weighted Average
	Shares	Granted Price	Shares	Granted Price
Outstanding at December 31	-	$-	-	$-
Granted	10,050	65.65	-	-
Outstanding at September 30	10,050	$65.65	-	$-
Vested at September 30	-	$-	-	$-

The following table summarizes the activity related to RSUs for the nine months ended September 30, 2024 and 2023, respectively:

	As of September 30, 2024		As of September 30, 2023
	Number of	Weighted Average	Number of	Weighted Average
	Shares	Granted Price	Shares	Granted Price
Outstanding at December 31	662,103	$20.28	617,518	$18.95
Granted	34,486	66.70	49,768	36.63
Converted into shares	-	-	(2,610)	18.78
Forfeited	(2,570)	16.99	(2,573)	19.65
Outstanding at September 30	694,019	$22.60	662,103	$20.28
Vested at September 30	563,839	$19.69	454,939	$19.71

12.	Income Taxes:

For the three months ended September 30, 2024, the Company recorded an income tax provision of $1.2 million, or 29.9%, compared to an income tax provision of $4.7 million, or 27.7%, for the three months ended September 30, 2023. For the nine months ended September 30, 2024, the Company recorded an income tax provision of $7.4 million, or 28.0%, compared to an income tax provision of $14.8 million, or 28.5%, for the nine months ended September 30, 2023.

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

13.	Shares Outstanding and Earnings Per Share:

Earnings per share have been calculated based on the weighted average number of shares outstanding as set forth below:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2024	2023	2024	2023
Weighted average basic shares outstanding	11,695	11,586	11,673	11,568
Assumed exercise of stock options and issuance of stock awards	-	6	-	3
Weighted average diluted shares outstanding	11,695	11,592	11,673	11,571
Net income	$2,734	$12,230	$19,091	$37,121
Basic earnings per share	$0.23	$1.06	$1.64	$3.21
Diluted earnings per share	$0.23	$1.06	$1.64	$3.21
Unvested RSs and RSUs	140	207	140	207

14.	Stock Repurchase Program:

On October 2, 2015, the Company announced that its Board of Directors authorized a stock repurchase program of up to 550,000 shares of the Company’s issued and outstanding common stock, which could include open market repurchases, negotiated block transactions, accelerated stock repurchases or open market solicitations for shares, all or some of which may be effected through Rule 10b5-1 plans. Any of the repurchased shares are held in the Company’s treasury, or canceled and retired as the Board may determine from time to time. Any repurchases of common stock are subject to the covenants contained in the ABL Credit Facility. Under the ABL Credit Facility, the Company may repurchase common stock and pay dividends up to $15 million in the aggregate during any trailing twelve months without restrictions. Purchases of common stock or dividend payments in excess of $15 million in the aggregate require the Company to (i) maintain availability in excess of 20.0% of the aggregate revolver commitments ($125.0 million at September 30, 2024) or (ii) to maintain availability equal to or greater than 15.0% of the aggregate revolver commitments ($93.8 million at September 30, 2024) and the Company must maintain a pro-forma ratio of EBITDA minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00.

There were no shares repurchased during the three and nine months ended September 30, 2024 and 2023.  As of September 30, 2024, 360,212 shares remain authorized for repurchase under the program.

At-the-Market Equity Program

On September 3, 2021, the Company commenced an at-the-market (ATM) equity program under its shelf registration statement, which allows it to sell and issue up to $50 million in shares of its common stock from time to time. The Company entered into an Equity Distribution Agreement on September 3, 2021 with KeyBanc Capital Markets Inc. (KeyBanc) relating to the issuance and sale of shares of common stock pursuant to the program. KeyBanc is not required to sell any specific amount of securities but will act as the Company’s sales agent using commercially reasonable efforts consistent with its normal trading and sales practices, on mutually agreed terms between KeyBanc and the Company. KeyBanc will be entitled to compensation for shares sold pursuant to the program of 2.0% of the gross proceeds of any shares of common stock sold under the Equity Distribution Agreement. No shares were sold under the ATM program during the three and nine months ended September 30, 2024 and 2023.

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

The following table provides financial information by segment and reconciles the Company’s operating income by segment to the consolidated income before income taxes for the three and nine months ended September 30, 2024 and 2023, respectively.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands)	2024	2023	2024	2023
Net sales
Specialty metals flat products	$125,693	$132,763	$386,100	$446,327
Carbon flat products	264,849	304,478	873,579	940,925
Tubular and pipe products	79,454	89,170	263,209	281,503
Total net sales	$469,996	$526,411	$1,522,888	$1,668,755

Depreciation and amortization
Specialty metals flat products	$1,005	$871	$2,922	$2,878
Carbon flat products	4,028	3,568	12,221	10,891
Tubular and pipe products	2,184	1,729	6,600	5,038
Corporate	17	17	52	52
Total depreciation and amortization	$7,234	$6,185	$21,795	$18,859

Operating income
Specialty metals flat products	$4,936	$4,668	$16,716	$20,606
Carbon flat products	434	9,949	14,452	30,590
Tubular and pipe products	6,476	10,033	20,600	29,145
Corporate expenses	(4,037)	(3,765)	(12,911)	(15,961)
Total operating income	$7,809	$20,885	$38,857	$64,380
Other loss, net	26	28	66	67
Income before interest and income taxes	7,783	20,857	38,791	64,313
Interest and other expense on debt	3,880	3,953	12,283	12,379
Income before income taxes	$3,903	$16,904	$26,508	$51,934

	For the Nine Months Ended
	September 30,
(in thousands)	2024	2023
Capital expenditures
Flat products segments	$18,458	$12,711
Tubular and pipe products	3,850	6,593
Corporate	-	260
Total capital expenditures	$22,308	$19,564

	As of
	September 30,	December 31,
(in thousands)	2024	2023
Assets
Flat products segments	$666,508	$649,744
Tubular and pipe products	344,289	333,677
Corporate	1,214	1,414
Total assets	$1,012,011	$984,835

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

Forward-Looking Information

This Quarterly Report on Form 10-Q and other documents we file with the Securities and Exchange Commission, or SEC, contain various forward-looking statements that are based on current expectations, estimates, forecasts and projections about our future performance, business, our beliefs and management’s assumptions. In addition, we, or others on our behalf, may make forward-looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, conferences, webcasts, phone calls and conference calls. Words such as “may,” “will,” “anticipate,” “should,” “intend,” “expect,” “believe,” “estimate,” “project,” “plan,” “potential,” and “continue,” as well as the negative of these terms or similar expressions are intended to identify forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those implied by such statements including, but not limited to:

●	risks of falling metals prices and inventory devaluation;
●	general and global business, economic, financial and political conditions, including, but not limited to, recessionary conditions, legislation passed under the current administration and the 2024 U.S. presidential election;
●	reduced production schedules, layoffs or work stoppages by our own, our suppliers’ or customers’ personnel;
●	supply disruptions and inflationary pressures, including the availability and rising costs of transportation, energy, logistical services and labor;
●	reduced availability and productivity of our employees, increased operational risks as a result of remote work arrangements, including the potential effects on internal controls, as well as cybersecurity risks and increased vulnerability to security breaches, information technology disruptions and other similar events;
●	supplier consolidation or addition of new capacity;
●	risks associated with the war in Ukraine, including economic sanctions, and the conflicts in the Middle East, or additional war, military conflict, or hostilities could adversely affect global metals supply and pricing;
●	risks associated with shortages of skilled labor, increased labor costs and our ability to attract and retain qualified personnel;
●	risks associated with supply chain disruption resulting from the imbalance of metal supply and end-user demands, including additional shutdowns as a result of infectious disease outbreaks in large markets, such as China, and other factors;
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

●	increased customer demand without corresponding increase in metal supply could lead to an inability to meet customer demand and result in lower sales and profits;
●	competitive factors such as the availability, and global pricing of metals and production levels, industry shipping and inventory levels and rapid fluctuations in customer demand and metals pricing;
●	rising interest rates and their impacts on our variable interest rate debt;
●	customer, supplier and competitor consolidation, bankruptcy or insolvency;
●	cyclicality and volatility within the metals industry;

●	the timing and outcomes of inventory lower of cost or net realizable value adjustments and LIFO income or expense;
●	fluctuations in the value of the U.S. dollar and the related impact on foreign steel pricing, U.S. exports, and foreign imports to the United States;
●	the successes of our efforts and initiatives to improve working capital turnover and cash flows, and achieve cost savings;
●	risks and uncertainties associated with intangible assets, including impairment charges related to indefinite lived intangible assets;
●	our ability to generate free cash flow through operations and repay debt;
●	the impacts of union organizing activities and the success of union contract renewals;
●	the amounts, successes and our ability to continue our capital investments and strategic growth initiatives, including acquisitions and our business information system implementations;
●	events or circumstances that could adversely impact the successful operation of our processing equipment and operations;
●	changes in laws or regulations or the manner of their interpretation or enforcement could impact our financial performance and restrict our ability to operate our business or execute our strategies;
●	events or circumstances that could impair or adversely impact the carrying value of any of our assets;
●	our ability to pay regular quarterly cash dividends and the amounts and timing of any future dividends;
●	our ability to repurchase shares of our common stock and the amounts and timing of repurchases, if any;
●	our ability to sell shares of our common stock under the at-the-market equity program; and
●	unanticipated developments that could occur with respect to contingencies such as litigation, arbitration and environmental matters, including any developments that would require any increase in our costs for such contingencies.

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

At September 30, 2024, we employed approximately 2,148 people.  Approximately 239 of the hourly plant personnel at the facilities listed below are represented by seven separate collective bargaining units.  The table below shows the expiration dates of the collective bargaining agreements.

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

Results of Operations

Our results of operations are impacted by the market price of metals.  Metals prices fluctuate significantly and changes to our net sales, cost of materials sold, gross profit, cost of inventory and profitability, are all impacted by industry metals pricing.  Index pricing on carbon steel decreased during the third quarter of 2024 by 2.7%, and decreased during the first nine months of 2024 by 40.3%. Hot rolled coil index prices were 1.1% lower in the third quarter of 2024 compared to the third quarter of 2023.  Metals prices in our specialty metals flat-products segment decreased during the nine months ended September 30, 2024, primarily due to a 7.8% decrease in stainless steel surcharges. The average price of stainless surcharges decreased 27.5% during the first nine months of 2024 compared to the first nine months of 2023.

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

Consolidated Operations

The following table presents consolidated operating results for the periods indicated (dollars are shown in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2024		2023		2024		2023
		% of net		% of net		% of net		% of net
	$	sales	$	sales	$	sales	$	sales
Net sales	$469,996	100.0	$526,411	100.0	$1,522,888	100.0	$1,668,755	100.0
Cost of materials sold (a)	363,144	77.3	414,480	78.7	1,177,229	77.3	1,308,988	78.4
Gross profit (b)	106,852	22.7	111,931	21.3	345,659	22.7	359,767	21.6
Operating expenses (c)	99,043	21.0	91,046	17.3	306,802	20.1	295,387	17.7
Operating income	7,809	1.7	20,885	4.0	38,857	2.6	64,380	3.9
Other loss, net	26	0.0	28	0.0	66	0.0	67	0.0
Interest and other expense on debt	3,880	0.9	3,953	0.8	12,283	0.9	12,379	0.8
Income before income taxes	3,903	0.8	16,904	3.2	26,508	1.7	51,934	3.1
Income taxes	1,169	0.2	4,674	0.9	7,417	0.4	14,813	0.9
Net income	$2,734	0.6	$12,230	2.3	$19,091	1.3	$37,121	2.2

(a) Includes $2,000 and $2,600 of LIFO income, respectively, for the three and nine months ended September 30, 2024. Includes $2,000 and $3,000 of LIFO income for the three and nine months ended September 30, 2023.

(b) Gross profit is calculated as net sales less the cost of materials sold.

(c) Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Net sales decreased $56.4 million, or 10.7%, to $470.0 million in the third quarter of 2024 from $526.4 million in the third quarter of 2023. Specialty metals flat products net sales were 26.7% of total net sales in the third quarter of 2024 compared to 25.2% of total net sales in the third quarter of 2023. Carbon flat products net sales were 56.4% of total net sales in the third quarter of 2024 compared to 57.8% of total net sales in the third quarter of 2023. Tubular and pipe products net sales were 16.9% of total net sales in the third quarter of 2024 compared to 16.9% of total net sales in the third quarter of 2023. The decrease in net sales was due to a consolidated 10.8% decrease in average selling prices during the third quarter of 2024 compared to the third quarter of 2023 partially offset by a 0.1% increase in sales volume.

Net sales decreased $145.9 million, or 8.7%, to $1.5 billion in the first nine months of 2024 from $1.7 billion in the first nine months of 2023. Specialty metals flat products net sales were 25.4% of total net sales in the first nine months of 2024 compared to 26.7% of total net sales in the first nine months of 2023. Carbon flat products net sales were 57.4% of total net sales in the first nine months of 2024 compared to 56.4% of total net sales in the first nine months of 2023. Tubular and pipe products net sales were 17.3% of total net sales in the first nine months of 2024 compared to 16.9% of total net sales in the first nine months of 2023. The decrease in net sales was due to a consolidated 9.8% decrease in average selling prices during the first nine months of 2024 compared to the first nine months of 2023 partially offset by a 1.2% increase in sales volume.

Cost of materials sold decreased $51.3 million, or 12.4%, to $363.1 million in the third quarter of 2024 from $414.5 million in the third quarter of 2023. Cost of materials sold decreased $131.8 million, or 10.1%, to $1.2 billion in the first nine months of 2024 from $1.3 billion in the first nine months of 2023. The decrease in cost of materials sold in the third quarter and first nine months of 2024 is related to the decreased metals pricing discussed above in Results of Operations.

As a percentage of net sales, gross profit (as defined in footnote (b) in the table above) increased to 22.7% in the third quarter of 2024 from 21.3% in the third quarter of 2023. As a percentage of net sales, gross profit (as defined in footnote (b) in the table above) increased to 22.7% in the first nine months of 2024 from 21.6% in the first nine months of 2023. The increase in the gross profit as a percentage of net sales is due to the average cost of inventory decreasing more than the average selling prices.

Operating expenses in the third quarter of 2024 increased $8.0 million, or 8.8%, to $99.0 million from $91.1 million in the third quarter of 2023. As a percentage of net sales, operating expenses increased to 21.0% for the third quarter of 2024 from 17.3% in the third quarter of 2023. Operating expenses in the specialty metals flat products segment increased $0.8 million, operating expenses in the carbon flat products segment increased $4.3 million, operating expenses in the tubular and pipe products segment increased $2.6 million and Corporate expenses increased $0.3 million in the third quarter of 2024 compared to the third quarter of 2023. The increase in operating expenses on a dollar basis was primarily attributable to the inclusion of CTB operating expenses in 2024 and the year-over-year absence of employee retention credits partially offset by lower variable performance-based compensation.

Operating expenses in the first nine months of 2024 increased $11.4 million, or 3.9%, to $306.8 million from $295.4 million in the first nine months of 2023. As a percentage of net sales, operating expenses increased to 20.1% for the first nine months of 2024 from 17.7% in the first nine months of 2023. Operating expenses in the specialty metals flat products segment decreased $0.4 million, operating expenses in the carbon flat products segment increased $5.1 million, operating expenses in the tubular and pipe products segment increased $9.7 million and Corporate expenses decreased $3.1 million in the first nine months of 2024 compared to the first nine months of 2023. The increase in operating expenses on a dollar basis was primarily attributable to the inclusion of CTB operating expenses in 2024 and the year-over-year absence of employee retention credits partially offset by lower variable performance-based compensation and the year-over-year absence of acquisition-related expenses.

Interest and other expense on debt totaled $3.9 million, or 0.9% of net sales, in the third quarter of 2024 compared to $4.0 million, or 0.8% of net sales, in the third quarter of 2023. Interest and other expense on debt totaled $12.3 million, or 0.9% of net sales, in the first nine months of 2024 compared to $12.4 million, or 0.8% of net sales, in the first nine months of 2023. The decrease in the first nine months of 2024 compared to the first nine months of 2023 was due to lower average borrowings partially offset by a higher effective borrowing rate. Our effective borrowing rate, exclusive of deferred financing fees and commitment fees, was 7.0%  for the first nine months of 2024 compared to 5.9% for the first nine months of 2023, primarily due to the expiration of an interest rate hedge in January 2024.

In the third quarter of 2024, income before income taxes totaled $3.9 million compared to income before income taxes of $16.9 million in the third quarter of 2023. In the first nine months of 2024, income before income taxes totaled $26.5 million compared to income before income taxes of $51.9 million in the first nine months of 2023.

An income tax provision of 29.9% was recorded for the third quarter of 2024, compared to an income tax provision of 27.7% for the third quarter of 2023. An income tax provision of 28.0% was recorded for the first nine months of 2024, compared to an income tax provision of 28.5% for the first nine months of 2023. Our tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items that are considered in the relevant period.  Each quarter, we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment.

Net income for the third quarter of 2024 totaled $2.7 million, or $ 0.23 per basic share and diluted share, compared to net income of $12.2 million, or $ 1.06 per basic and diluted share, for the third quarter of 2023. Net income for the first nine months of 2024 totaled $19.1 million, or $ 1.64 per basic share and diluted share, compared to net income of $37.1 million, or $ 3.21 per basic and diluted share, for the first nine months of 2023.

Segment Operations

Specialty metals flat products

The following table presents selected operating results for our specialty metals flat products segment for the periods indicated (dollars are shown in thousands, except for per ton information):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2024		2023		2024		2023
		% of net		% of net		% of net		% of net
		sales		sales		sales		sales
Direct tons sold	28,374		27,160		87,787		86,803
Toll tons sold	1,364		776		3,549		2,360
Total tons sold	29,738		27,936		91,336		89,163

Net sales	$125,693	100.0	$132,763	100.0	$386,100	100.0	$446,327	100.0
Average selling price per ton	4,227		4,752		4,227		5,006
Cost of materials sold	103,450	82.3	111,622	84.1	315,984	81.8	371,935	83.3
Gross profit (a)	22,243	17.7	21,141	15.9	70,116	18.2	74,392	16.7
Operating expenses (b)	17,307	13.8	16,473	12.4	53,400	13.9	53,786	12.1
Operating income	$4,936	3.9	$4,668	3.5	$16,716	4.3	$20,606	4.6

(a) Gross profit is calculated as net sales less the cost of materials sold.

(b) Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Tons sold by our specialty metals flat products segment increased 6.5% to 30 thousand in the third quarter of 2024 from 28 thousand in the third quarter of 2023. Tons sold by our specialty metals flat products segment increased 2.4% to 91 thousand in the first nine months of 2024 from 89 thousand in the first nine months of 2023. We do not report tons sold for our end-use products.

Net sales in our specialty metals flat products segment decreased $7.1 million, or 5.3%, to $125.7 million in the third quarter of 2024 from $132.8 million in the third quarter of 2023. The decrease in sales was due to a 11.1% decrease in average selling prices partially offset by a 6.5% increase in sales volume during the third quarter of 2024 compared to the third quarter of 2023. Average selling prices in the third quarter of 2024 were $4,227 per ton, compared with $4,752 per ton in the third quarter of 2023.

Net sales in our specialty metals flat products segment decreased $60.2 million, or 13.5%, to $386.1 million in the first nine months of 2024 from $446.3 million in the first nine months of 2023. The decrease in sales was due to a 15.6% decrease in average selling prices partially offset by a 2.4% increase in sales volume during the first nine months of 2024 compared to the first nine months of 2023. Average selling prices in the first nine months of 2024 were $4,227 per ton, compared with $5,006 per ton in the first nine months of 2023.

Cost of materials sold in our specialty metals flat products segment decreased $8.2 million, or 7.3%, to $103.5 million in the third quarter of 2024 from $111.6 million in the third quarter of 2023. Cost of materials sold in our specialty metals flat products segment decreased $56.0 million, or 15.0%, to $316.0 million in the first nine months of 2024 from $371.9 million in the first nine months of 2023. The decrease in cost of materials sold was due to the decreased industry metals pricing discussed above in Results of Operations and partially offset by increased sales volume.

As a percentage of net sales, gross profit (as defined in footnote (a) in the table above) increased to 17.7% in the third quarter of 2024 from 15.9% in the third quarter of 2023. As a percentage of net sales, gross profit (as defined in footnote (a) in the table above) increased to 18.2% in the first nine months of 2024 from 16.7% in the first nine months of 2023. The increase in the gross profit as a percentage of net sales is due to the average cost of inventory decreasing more than the average selling prices.

Operating expenses increased $0.8 million, or 5.1%, to $17.3 million in the third quarter of 2024 from $16.5 million in the third quarter of 2023.  As a percentage of net sales, operating expenses increased to 13.8% in the third quarter of 2024 compared to 12.4% in the third quarter of 2023. The increase in operating expenses on a dollar basis was primarily attributable to increased variable operating expenses due to increased sales volume.

Operating expenses decreased $0.4 million, or 0.7%, to $53.4 million in the first nine months of 2024 from $53.8 million in the first nine months of 2023.  As a percentage of net sales, operating expenses increased to 13.9% in the first nine months of 2024 compared to 12.1% in the first nine months of 2023. The decrease in operating expenses on a dollar basis was primarily attributable to decreased variable performance-based incentive compensation.

Operating income in the third quarter of 2024 totaled $4.9 million, or 3.9% of net sales, compared to $4.7 million, or 3.5% of net sales, in the third quarter of 2023. Operating income in the first nine months of 2024 totaled $16.7 million, or 4.3% of net sales, compared to $20.6 million, or 4.6% of net sales, in the first nine months of 2023.

Carbon flat products

The following table presents selected operating results for our carbon flat products segment for the periods indicated (dollars are shown in thousands, except for per ton information):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2024		2023		2024		2023
		% of net		% of net		% of net		% of net
		sales		sales		sales		sales
Direct tons sold	198,079		198,767		630,018		625,332
Toll tons sold	6,132		8,378		22,958		26,426
Total tons sold	204,211		207,145		652,976		651,758

Net sales	$264,849	100.0	$304,478	100.0	$873,579	100.0	$940,925	100.0
Average selling price per ton	1,297		1,470		1,338		1,444
Cost of materials sold	208,093	78.6	242,532	79.7	687,704	78.7	744,040	79.1
Gross profit (a)	56,756	21.4	61,946	20.3	185,875	21.3	196,885	20.9
Operating expenses (b)	56,322	21.2	51,997	17.0	171,423	19.6	166,295	17.6
Operating income	$434	0.2	$9,949	3.3	$14,452	1.7	$30,590	3.3

(a) Gross profit is calculated as net sales less the cost of materials sold.

(b) Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Tons sold by our carbon flat products segment decreased 1.4% to 204 thousand in the third quarter of 2024 from 207 thousand in the third quarter of 2023. Tons sold by our carbon flat products segment increased 0.2% to 653 thousand in the first nine months of 2024 from 652 thousand in the first nine months of 2023. We do not report tons sold for our end-use products.

Net sales in our carbon flat products segment decreased $39.6 million, or 13.0%, to $264.9 million in the third quarter of 2024 from $304.5 million in the third quarter of 2023. The decrease in sales was attributable to a 11.8% decrease in average selling prices in the third quarter of 2024 compared to the third quarter of 2023, and a 1.4% decrease in tons sold. Average selling prices in the third quarter of 2024 decreased to $1,297 per ton, compared with $1,470 per ton in the third quarter of 2023.

Net sales in our carbon flat products segment decreased $67.4 million, or 7.2%, to $873.6 million in the first nine months of 2024 from $940.9 million in the first nine months of 2023. The decrease in sales was attributable to a 7.3% decrease in average selling prices in the first nine months of 2024 compared to the first nine months of 2023, partially offset by a 0.2% increase in tons sold. Average selling prices in the first nine months of 2024 decreased to $1,338 per ton, compared with $1,444 per ton in the first nine months of 2023.

Cost of materials sold decreased $34.4 million, or 14.2%, to $208.1 million in the third quarter of 2024 from $242.5 million in the third quarter of 2023. Cost of materials sold decreased $56.3 million, or 7.6%, to $687.7  million in the first nine months of 2024 from $744.0 million in the first nine months of 2023. The decrease was due to the decreased market price for metals discussed above in Results of Operations partially offset by the year-over-year absence of $2.1 million of non-recurring amortization expense of inventory step up to fair market value adjustments made as part of the purchase price allocation for the January 3, 2023 acquisition of Metal-Fab.

As a percentage of net sales, gross profit (as defined in footnote (a) in the table above) increased to 21.4% in the third quarter of 2024 compared to 20.3% in the third quarter of 2023. As a percentage of net sales, gross profit (as defined in footnote (a) in the table above) increased to 21.3% in the first nine months of 2024 compared to 20.9% in the first nine months of 2023. The increase in the gross profit as a percentage of net sales in the third quarter of 2024 when compared to the third quarter of 2023 was due to average cost of inventory decreasing more than the average selling prices.

Operating expenses in thethird quarter of 2024 increased $4.3 million, or 8.3%, to $56.3 million from $52.0 million in the third quarter of 2023.  Operating expenses increased to 21.2% of net sales in the third quarter of 2024 compared to 17.0% in the third quarter of 2023. The increase in operating expenses on a dollar basis was primarily due to the year-over-year absence of employee retention credits in 2024 partially offset by lower variable performance-based incentive compensation and decreased variable operating expenses due to decreased sales volume.

Operating expenses in the first nine months of 2024 increased $5.1 million, or 3.1%, to $171.4 million from $166.3 million in the first nine months of 2023.  Operating expenses increased to 19.6% of net sales in the first nine months of 2024 compared to 17.6% in the first nine months of 2023. The increase in operating expenses on a dollar basis was primarily due to the year-over-year absence of employee retention credits in 2024.

Operating income in the third quarter of 2024 totaled $0.4 million, or 0.2% of net sales, compared to operating income of $9.9 million, or 3.3% of net sales, in the third quarter of 2023. Operating income in the first nine months of 2024 totaled $14.5 million, or 1.7% of net sales, compared to operating income of $30.6 million, or 3.3% of net sales, in the first nine months of 2023.

Tubular and pipe products

The following table presents selected operating results for our tubular and pipe products segment for the periods indicated (dollars are shown in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2024		2023		2024		2023
		% of net		% of net		% of net		% of net
	$	sales	$	sales	$	sales	$	sales
Net sales	$79,454	100.0	$89,170	100.0	$263,209	100.0	$281,503	100.0
Cost of materials sold (a)	51,601	64.9	60,326	67.7	173,541	65.9	193,013	68.6
Gross profit (b)	27,853	35.1	28,844	32.3	89,668	34.1	88,490	31.4
Operating expenses (c)	21,377	26.9	18,811	21.0	69,068	26.3	59,345	21.0
Operating income	$6,476	8.2	$10,033	11.3	$20,600	7.8	$29,145	10.4

(a) Includes $2,000  and $2,600 of LIFO income, respectively, for the three and nine months ended September 30, 2024. Includes $2,000 and $3,000 of LIFO income, respectively, for the three and nine months ended September 30, 2023.

(b) Gross profit is calculated as net sales less the cost of materials sold.

(c) Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Net sales decreased $9.7 million, or 10.9%, to $79.5 million in the third quarter of 2024 from $89.2 million in the third quarter of 2023.  The decrease is a result of a 16.1% decrease in average selling prices partially offset by a 6.2% increase in shipping volume during the third quarter of 2024 compared to the third quarter of 2023. The shipping volume increase is due to the CTB acquisition on October 2, 2023.

Net sales decreased $18.3 million, or 6.5%, to $263.2 million in the first nine months of 2024 from $281.5 million in the first nine months of 2023.  The decrease is a result of a 14.3% decrease in average selling prices partially offset by a 9.1% increase in shipping volume during the first nine months of 2024 compared to the first nine months of 2023 due to the CTB acquisition on October 2, 2023.

Cost of materials sold decreased $8.7 million, or 14.5%, to $51.6 million in the third quarter of 2024 from $60.3 million in the third quarter of 2023. Cost of materials sold decreased $19.5 million, or 10.1%, to $173.5 million in the first nine months of 2024 from $193.0 million in the first nine months of 2023. During the three and nine months ended September 30, 2024, we recorded $2.0 million and $2.6 million of LIFO income, respectively. During the three and nine months ended September 30, 2023, we recorded $2.0 million and $3.0 million of LIFO income, respectively. The decrease in cost of materials sold was due to the decreased industry metals pricing discussed above in Results of Operations.

As a percentage of net sales, gross profit (as defined in footnote (b) in the table above) increased to 35.1% in the third quarter of 2024 compared to 32.3% in the third quarter of 2023.  As a percentage of net sales, the LIFO income recorded in the third quarter of 2024 increased gross profit by 2.5% and the LIFO income recorded in the third quarter of 2023 increased gross profit by 2.2%. As a percentage of net sales, gross profit (as defined in footnote (b) in the table above) increased to 34.1% in the first nine months of 2024 compared to 31.4% in the first nine months of 2023.  As a percentage of net sales, the LIFO income recorded in the first nine months of 2024 increased gross profit by 1.0% and the LIFO income recorded in the first nine months of 2023 increased gross profit by 1.1%. The increase in gross profit as a percentage of net sales is primarily a result of the inclusion of CTB gross profit and net sales in 2024.

Operating expenses in the third quarter of 2024 increased $2.6 million, or 13.6%, to $21.4 million from $18.8 million in the third quarter of 2023. Operating expenses increased to 26.9% of net sales in the third quarter of 2024 compared to 21.0% in the third quarter of 2023. Operating expenses in the first nine months of 2024 increased $9.7 million, or 16.4%, to $69.1 million from $59.4 million in the first nine months of 2023. Operating expenses increased to 26.3% of net sales in the first nine months of 2024 compared to 21.0% in the first nine months of 2023. The increase in operating expenses on a dollar basis was primarily due to the inclusion of CTB operating expenses, partially offset by lower variable performance-based incentive compensation.

Operating income in the third quarter 2024 totaled $6.5 million, or 8.2% of net sales, compared to $10.0 million, or 11.3% of net sales, in the third quarter of 2023. Operating income in the first nine months 2024 totaled $20.6 million, or 7.8% of net sales, compared to $29.1 million, or 10.4% of net sales, in the first nine months of 2023.

Corporate expenses

Corporate expenses decreased $0.3 million, or 7.2%, to $4.0 million in the third quarter of 2024 from $3.8 million in the third quarter of 2023. Corporate expenses decreased $3.1 million, or 19.1%, to $12.9 million in the first nine month of 2024 from $16.0 million in the first nine month of 2023. Corporate expense primarily decreased due to the year-over-year absence of acquisition-related expenses and lower variance performance-based incentive compensation in 2024.

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

Operating Activities

For the nine months ended September 30, 2024, we generated $19.1 million of net cash from operations, of which $44.8 million was generated from operating activities and $25.7 million was used for working capital requirements. For the nine months ended September 30, 2023, we generated $121.0 million of net cash from operations, of which $67.2 million was generated from operating activities and $53.8 million was generated from working capital.

Net cash from operating activities totaled $44.8 million during the first nine months of 2024 and was mainly comprised of net income of $19.1 million, the non-cash depreciation and amortization addback of $22.4  million, and changes in other long-term liabilities of $6.6  million partially offset by changes in other long-term assets of $5.0 million. Net cash from operations totaled $67.2 million during the first nine months of 2023 and was mainly comprised of net income of $37.1 million, the non-cash depreciation and amortization addback of $19.4 million, decreases in other long-term assets of $5.3 million and changes in other long-term liabilities of $4.2 million.

Working capital at September 30, 2024 totaled $445.5 million, a $22.5 million increase from December 31, 2023.  The increase was primarily attributable to a $12.9 million increase in inventory, a $6.4 million increase in accounts receivable and a $10.0 million decrease in accrued payroll and other accrued liabilities partially offset by a $4.4 million decrease in accounts payable.

Investing Activities

Net cash used for investing activities totaled $22.3 million during the nine months ended September 30, 2024 and primarily consisted of capital expenditures. Net cash used for investing activities totaled $148.9 million during the nine months ended September 30, 2023, and primarily consisted of $129.5 million for the acquisition of Metal-Fab, inclusive of cash acquired of $1.7 million, and $19.6 million in capital expenditures partially offset by $0.1 million in proceeds from the disposition of property and equipment.

The capital expenditures in the first nine months of 2024 and 2023 were primarily attributable to additional processing equipment at our existing facilities.

Financing Activities

During the first nine months of 2024, $1.0 million of cash was generated from financing activities, which primarily consisted of $7.1 million of net borrowings under our ABL Credit Facility, offset by $5.0 million of dividends paid, $0.9 million of principal payments under finance lease obligations and $0.1 million of credit facility fees and expenses related to the amended ABL Credit Facility. During the first nine months ended of 2023, $24.8 million was generated from financing activities, which primarily consisted of $30.9  million of net borrowings under our ABL Credit Facility, $4.2 million of dividends paid, $1.1 million of credit facility fees and expenses related to amending the ABL Credit Facility and $0.7 million of principle payments under finance lease obligations.

Dividends paid were $5.0 million and $4.2 million for the nine months ended September 30, 2024 and September 30, 2023, respectively.  In November 2024, our Board of Directors approved a regular quarterly dividend of $0.150 per share, which will be paid on December 16, 2024 to shareholders of record as of December 2, 2024. Regular dividend distributions in the future are subject to the availability of cash, the $15.0 million annual limitation on cash dividends and common stock repurchases under our ABL Credit Facility and continuing determination by our Board of Directors that the payment of dividends remains in the best interest of our shareholders.

Stock Repurchase Program

In 2015, our Board of Directors authorized a stock repurchase program of up to 550,000 shares of our issued and outstanding common stock, which could include open market repurchases, negotiated block transactions, accelerated stock repurchases or open market solicitations for shares, all or some of which may be effected through Rule 10b5-1 plans. Repurchased shares will be held in our treasury, or canceled and retired as our Board of Directors may determine from time to time. Any repurchases of common stock are subject to the covenants contained in the ABL Credit Facility. Under the ABL Credit Facility, we may repurchase common stock and pay dividends up to $15.0 million in the aggregate during any trailing twelve months without restrictions. Purchases in excess of $15.0 million require us to (i) maintain availability in excess of 20% of the aggregate revolver commitments ($125.0 million at September 30, 2024) or (ii) to maintain availability equal to or greater than 15% of the aggregate revolver commitments ($93.8 million at September 30, 2024) and we must maintain a pro forma ratio of earnings before interest, taxes, depreciation and amortization, or EBITDA, minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00. The timing and amount of any repurchases under the stock repurchase program will depend upon several factors, including market and business conditions, and limitations under the ABL Credit Facility, and repurchases may be discontinued at any time. As of September 30, 2024, 360,212 shares remain authorized for repurchase under the program.

There were no shares repurchased during 2024 or 2023.

At- the-Market Equity Program

On September 3, 2021, we commenced an at-the-market, or ATM, equity program under our shelf registration statement, which allows us to sell and issue up to $50 million in shares of our common stock from time to time. We entered into an Equity Distribution Agreement on September 3, 2021 with KeyBanc Capital Markets Inc., or KeyBanc, relating to the issuance and sale of shares of common stock pursuant to the program. KeyBanc is not required to sell any specific amount of securities but will act as our sales agent using commercially reasonable efforts consistent with its normal trading and sales practices, on mutually agreed terms between KeyBanc and us. KeyBanc will be entitled to compensation for shares sold pursuant to the program of 2.0% of the gross proceeds of any shares of common stock sold under the Equity Distribution Agreement. No shares were sold under the ATM program during the three and nine months ended September 30, 2024 or September 30, 2023.

Debt Arrangements

Our ABL Credit Facility is collateralized by our accounts receivable, inventory, personal property and certain real estate. The $625 million ABL Credit Facility consists of: (i) a revolving credit facility of up to $595 million, including a $20 million sub-limit for letters of credit, and (ii) a first in, last out revolving credit facility of up to $30 million. Under the terms of the ABL Credit Facility we may, subject to the satisfaction of certain conditions, request additional commitments under the revolving credit facility in the aggregate principal amount of up to $200 million to the extent that existing or new lenders agree to provide such additional commitments. The ABL Credit Facility matures on June 16, 2026.

The ABL Credit Facility contains customary representations and warranties and certain covenants that limit our ability to, among other things: (i) incur or guarantee additional indebtedness; (ii) pay distributions on, redeem or repurchase capital stock or redeem or repurchase subordinated debt; (iii) make investments; (iv) sell assets; (v) enter into agreements that restrict distributions or other payments from restricted subsidiaries to us; (vi) incur liens securing indebtedness; (vii) consolidate, merge or transfer all or substantially all of their assets; and (viii) engage in transactions with affiliates. In addition, the ABL Credit Facility contains a financial covenant which requires if any commitments or obligations are outstanding and the our availability is less than the greater of $30 million or 10.0% of the aggregate amount of revolver commitments ($62.5 million at September 30, 2024) or 10.0% of the aggregate borrowing base ($50.6 million at September 30, 2024), then we must maintain a ratio of Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA) minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00 for the most recent twelve fiscal month period.

As of September 30, 2024, we were in compliance with our covenants and had approximately $304 million of availability under the ABL Credit Facility.

We have the option to borrow under its revolver based on the agent’s base rate plus a premium ranging from 0.00% to 0.25% or the Secured Overnight Financing Rate, or SOFR, plus a premium ranging from 1.25% to 2.75%.

On August 15, 2024, we entered into a two-year forward starting fixed rate interest rate hedge in order to eliminate the variability of cash interest payments on $75 million of the outstanding SOFR based borrowings under the ABL Credit Facility. The interest rate hedge fixed the rate at 3.82%. Although we are exposed to credit loss in the event of nonperformance by the other party to the interest rate hedge agreement, we anticipate performance by the counterparty.

As of September 30, 2024 and December 31, 2023, $1.2 million and $1.7 million, respectively, of bank financing fees were included in “Prepaid expenses and other” and “Other long-term assets” on the accompanying Consolidated Balance Sheets. The financing fees are being amortized over the five-year term of the ABL Credit Facility and are included in “Interest and other expense on debt” on the accompanying Consolidated Statements of Comprehensive Income.

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

Approximately 48% and 50%, respectively, of our consolidated net sales during the first nine months of 2024 and 2023 were directly related to industrial machinery and equipment manufacturers and their fabricators.

Inflation generally affects us by increasing the cost of employee wages and benefits, transportation services, energy, borrowings under our credit facility, processing equipment, and purchased metals. General inflation, including increases in the price of metals and increased labor and distribution expense, did not materially effect our operations during the third quarter of 2024, and it has not had a material effect on our financial results during the last two years, but may have a significant impact in future years.

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

Our primary interest rate risk exposure results from variable rate debt. On August 15, 2024, we entered into a two-year forward starting fixed rate interest rate hedge in order to eliminate the variability of cash interest payments on $75 million of the outstanding SOFR based borrowings under the ABL Credit Facility. The interest rate hedge fixed the rate at 3.82%. On January 10, 2019, we entered into a five-year forward starting interest fixed rate interest rate hedge in order to eliminate the variability of cash interest payments on $75m of the outstanding LIBOR based borrowings under the ABL Credit Facility. On January 3, 2023, we amended the interest rate hedge agreement to use SOFR as the reference rate and updated the fixed rate to 2.42% from 2.57%. This interest rate hedge agreement ended on January 10, 2024. We have the option to enter into 30- to 180-day fixed base rate SOFR loans under the ABL Credit Facility.

Item 4. Controls and Procedures

The evaluation required by Rule 13a-15(e) of the Securities Exchange Act of 1934, or the Exchange Act, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q has been carried out under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. These disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in reports that are filed with or submitted to the SEC is: (i) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2024, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during the third quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Items 1, 1A, 2, 3 and 4 of this Part II are either inapplicable or are answered in the negative and are omitted pursuant to the instructions to Part II.

Item 5. Other Information

Trading Arrangements

During the quarter ended September 30, 2024, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

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

101

The following materials from Olympic Steel’s Quarterly Report on Form 10-Q for the period ended September 30, 2024, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Statements of Cash Flows, (iv) the Supplemental Disclosures of Cash Flow Information, (v) the Consolidated Statements of Shareholders’ Equity, (vi) Notes to Unaudited Consolidated Financial Statements and (vii) document and entity information.

104	Cover Pager Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLYMPIC STEEL, INC. (Registrant)

Date: November 1, 2024	By:	/s/ Richard T. Marabito
Richard T. Marabito
Chief Executive Officer

	By:	/s/ Richard A. Manson
Richard A. Manson
Chief Financial Officer
(Principal Financial and Accounting Officer)