Form 10-K
period 2024-12-31
OLYMPIC STEEL INC
filed 2025-02-21
CIK 917470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2024

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

As of June 28, 2024, the aggregate market value of voting stock held by non-affiliates of the registrant based on the closing price at which such stock was sold on the Nasdaq Global Select Market on such date approximated $438,923,312.

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding as of February 21, 2025
Common stock, without par value	11,135,890

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days of the close of its fiscal year ended December 31, 2024, portions of which document shall be deemed to be incorporated by reference in Part III of this Annual Report on Form 10-K from the date such document is filed.

PART I

ITEM 1. BUSINESS

The Company

We are a leading metals service center focused on the direct sale and value-added processing of carbon and coated sheet, plate and coil products; stainless steel sheet, plate, bar and coil; aluminum sheet, plate and coil; pipe, tube, bar, valves and fittings, tin plate and metal-intensive end-use products. We provide metals processing and distribution services for a wide range of customers. We operate in three reportable segments: specialty metals flat products, carbon flat products, and tubular and pipe products. Our specialty metals flat products segment's focus is on the direct sale and distribution of processed aluminum and stainless flat-rolled sheet and coil products, flat bar products, prime tin mill products and fabricated parts. Through acquisitions, our specialty metals flat products segment has expanded its geographical footprint and enhanced its product offerings in stainless steel and aluminum plate, sheet, angles, rounds, flat bar, tube and pipe and the manufacturing and distribution of stainless steel bollards and water treatment systems. Our carbon flat products segment's focus is on the direct sale and distribution of large volumes of processed carbon and coated flat-rolled sheet, coil and plate products and fabricated parts. Through acquisitions, our carbon flat products segment has expanded its product offerings to include self-dumping metal hoppers and steel and stainless-steel dump inserts for pickup truck and service bed trucks. Through the acquisition of Metal-Fab, Inc., or Metal-Fab, on January 3, 2023, the carbon flat products segment further expanded its product offerings to include venting, micro air and clean air products for residential, commercial and industrial applications. Through the recent acquisition of Metal Works, LLC, or Metal Works, on November 11, 2024, the carbon flat products segment further expanded its product offerings to include the manufacturing of service station canopies, deck clips, long gutters, trim, boat docks and solar canopy and ground racking components. Our tubular and pipe products segment's focus is on the distribution of metal tubing, pipe, bar, valves and fittings and the fabrication of parts supplied to various industrial markets. Through the acquisition of Central Tube and Bar, Inc., or CTB, on October 2, 2023, the tubular and pipe products segment further expanded its geographic footprint and extended its value-added contract manufacturing capabilities. We also perform toll processing of customer-owned metals. We sell certain products internationally, primarily in Canada and Mexico. International sales are immaterial to our consolidated financial results and to the individual segments' results.

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

End product manufacturers and other metals users seek to purchase metals on shorter lead times and with more frequent and reliable deliveries than can normally be provided by metals producers. Metals service centers generally have lower labor costs than metals producers and consequently process metals on a more cost-effective basis. In addition, due to this lower cost structure, metals service centers are able to handle orders in quantities smaller than would be economical for metals producers. The benefits to customers purchasing products from metals service centers include lower inventory levels, lower overall cost of raw materials, more timely response and decreased manufacturing investment, time and expense. Customers also benefit from a lower investment in production labor, buildings and equipment, which allows them to focus on the engineering, assembly and marketing of their products. We believe that customers’ demands for just-in-time delivery and their desires to outsource metal processing have made the value-added inventory, processing and delivery functions performed by metals service centers increasingly important.

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

Over the years, our company has expanded into new product offerings through multiple acquisitions as well as expanding our fabricating an manufacturing capabilities. Our specialty metals flat products segment was established in 2015 and has expanded since its creation, with the acquisitions of Shaw Stainless & Alloy, Inc., or Shaw, Action Stainless & Alloys, Inc., or Action Stainless, and Berlin Metals, LLC. Our carbon flat products segment expanded into manufacturing metal intensive branded products with the acquisitions of Metal Works in 2024, Metal-Fab in 2023, McCullough Industries, or McCullough, and certain assets related to the manufacturing of the EZ Dumper® hydraulic dump inserts, or EZ Dumper.  Our tubular and pipe products segment was established in 2011 and has expanded since its creation, most recently with the acquisition of CTB in 2023.

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

Business Strategy and Objectives

We believe that the metals service center and processing industry is driven by the following primary trends: (i) shift by customers to fewer suppliers that are larger and financially strong; (ii) increased customer demand for more frequent deliveries, more value-added processing, higher quality products and services; (iii) localization of metals industry participants; and (iv) simplified supply chains.

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

These operating objectives are supported by:

●	A set of core values, which are communicated, practiced, measured and rewarded throughout the Company.
●	Our commitment to providing a safe work environment and promoting employee health and well-being through automation, continuous improvement activities, education and communication.
●	An internal communications program designed to engage and motivate employees to support our strategy, values and culture.
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

On November 11, 2024, we acquired substantially all of the net assets of Metal Works, based in Oakwood, Georgia. Metal Works is a manufacturer of service station canopies and the business also manufactures deck clips, long gutters, trim and boat docks, as well as solar canopy and ground racking components. The acquisition expanded our carbon flat products segment's product offerings.

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

On January 3, 2023, we acquired all of the outstanding shares of capital stock of Metal-Fab, headquartered in Wichita, Kansas. Metal-Fab is a manufacturer of venting, micro air and clean air products for residential, commercial and industrial applications. The acquisition expanded our portfolio of metal-intensive end-use products and widened our product offerings, manufacturing capabilities and geographic reach.

On June 1, 2022, we began operating an 81,400 square-foot metal fabrication facility, located in Bartlett, Illinois. This new facility is fabrication focused with an emphasis on specialty metals flat-rolled products and downstream value-added services. The transfer of the fabrication business to Bartlett, Illinois also supports our growth plans for the cut-to-length and distribution business out of the Schaumburg, Illinois facility. To support the growth of our fabrication services, the new Bartlett facility houses lasers and press brakes.

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

We offer business solutions to our customers through value-added and value-engineered services. We also provide inventory stocking programs and in-plant Olympic Steel employees located at certain customer facilities to help reduce customers’ costs. Our dedicated carrier fleet further enhances our just-in-time deliveries based on our customers’ requirements.

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

Our sales efforts are further supported by a customer relationship management system, metallurgists, engineers, technical and quality service personnel and product specialists who have specific expertise in carbon and stainless steel, aluminum, alloy plate and steel fabrication as well as tubular and pipe products. Our services for certain customers also include integration into our internal business systems to provide cost efficiencies for both us and our customers.

Management. We believe one of our strengths is the depth, knowledge and experience of our management team. In addition to our executive officers, members of our senior management team have a diversity of backgrounds within the metals industry, including management positions at metals producers and other metals service centers. They average 27 years of experience in the metals industry and 17 years with our company. We have a succession planning and leadership development process in place, which allows us to further enhance our management team by the promotions of employees to senior management positions within the organization.

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

With the acquisitions of EZ Dumper and McCullough, we manufacture hydraulic dump inserts and self-dumping hoppers. With the acquisition of Shaw, we manufacture and distribute stainless steel bollards and water treatment systems. With the acquisition of Metal-Fab, we manufacture venting, micro air and clean air products for residential, commercial and industrial applications. With the acquisition of Metal Works, we manufacture service station canopies, deck clips, long gutters, trim and boat docks, as well as solar canopy and ground racking components.

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

The following table sets forth, as of December 31, 2024, the major pieces of processing equipment in operation by segment:

Processing Equipment	Consolidated Flat Products	Tubular and Pipe Products	Total
Cut-to-length	26	18	44
Slitting	13	-	13
Shearing	10	-	10
Blanking	3	-	3
Tempering	3	-	3
Stretcher-leveling	2	-	2
Plate processing	29	-	29
Laser processing	31	24	55
Forming	38	-	38
Machining	39	67	106
Tube processing	-	40	40
Finishing	45	5	50
Painting	3	1	4
Total	242	155	397

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

In addition, 32 of our facilities have earned International Organization for Standardization (ISO) 9001:2015 certifications. Our office building in Winder, Georgia has received the Leadership in Energy and Environmental Design (LEED) certification.

Customers and Distribution

We have a diverse customer and geographic base, which helps to reduce the inherent risk and cyclicality of our business. Net sales to our top three customers, in the aggregate, approximated 9%, 8% and 7% of our consolidated net sales in 2024, 2023 and 2022, respectively. We serve customers in metals consuming industries, including manufacturers and fabricators of transportation and material handling lift equipment, construction, mining and farm equipment, storage tanks, environmental and energy generation equipment, automobiles, food service and electrical equipment, as well as general and plate fabricators and metals service centers.

The table below shows the percentage of our consolidated net sales to the largest industries for the past three years.

Industry	2024	2023	2022
Industrial machinery and equipment manufacturers and their fabricators	49%	48%	52%
Metals service centers	7%	9%	9%
Transportation equipment manufacturers	7%	8%	8%
Residential and commercial construction	7%	6%	7%
Agricultural and farm equipment	6%	6%	5%
End use products	6%	6%	1%
All others <5%	18%	17%	18%

While we ship products throughout the United States, most of our customers are located in the Midwest, South and Northeast regions of the United States. Most customers are located within a 250-mile radius of one of our processing facilities, thus enabling an efficient delivery system capable of handling a high frequency of short lead time orders. We transport our products directly to customers via a dedicated carrier fleet, which further supports the just-in-time delivery requirements of our customers, and third-party trucking firms.

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

Our commitments to purchase metals are generally at prevailing market prices in effect at the time we place our orders, with some fixed-price purchase agreements that support fixed-price sales agreements. We enter into pass through nickel swaps at the request of our customers in order to mitigate our customers’ risk of volatility in the price of metals. The swaps are settled with the brokers at maturity and the economic benefit or loss arising from the changes in fair value of the swaps is contractually passed through to the customer. When metals prices decline, customer demands for lower prices and our competitors’ responses to those demands could result in lower sale prices and, consequently, lower gross profits and earnings as we use existing metals inventory. When metals prices increase, competitive conditions will influence how much of the price increase we can pass on to our customers.

Suppliers

We concentrate on developing supply relationships with reliable high-quality domestic and international metals producers, using a coordinated effort to be the customer of choice for business critical suppliers. We employ sourcing strategies that maximize the quality, production lead times and transportation economies of a global supply base. As a result of our sourcing strategies, approximately 90% of the steel we purchase is from domestic suppliers; thus, limiting our exposure to the inherent risk of foreign supply chains, such as the lead time, valuation and foreign policy risk. We are an important customer of flat-rolled coil and plate, pipe and tube for many of our principal suppliers, but we are not dependent on any one supplier. We purchase in bulk from metals producers in quantities that are efficient for such producers. This enables us to maintain a continued source of supply that we believe is competitively priced. We believe the access to our facilities and equipment, and our high quality customer services and solutions, combined with our long-standing prompt pay practices, will continue to be important factors in maintaining strong relationships with metals suppliers.

The metals producing supply base has experienced significant consolidation, with a few suppliers accounting for a majority of the domestic carbon flat-rolled steel market. We purchased approximately 38% and 40% of our total metals requirements from our three largest suppliers in 2024 and 2023, respectively. Although we have no long-term supply commitments, we have a long history with many mills and believe we have good relationships with our metals suppliers, resulting in competitively priced materials and timely deliveries. If, in the future, we are unable to obtain sufficient amounts of metals on a timely basis, we can also look to alternative sources but these may be at less competitive prices. In addition, extreme material interruptions or reductions in our supply of metals could impede our customers' just-in-time delivery requirements, which could have a material adverse effect on our business; however, this risk is mitigated through the vast network of suppliers that provide us metal today.

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

Information security and continuous availability of information processing are of highest priority. Our information professionals employ security and monitoring practices, controls, education and tools to mitigate cybersecurity risks and threats. In case of physical emergency or threat, our ERP systems, accounting systems, internet and communications systems are duplicated at an off-site computing facility or through, multi-site cloud providers.

Automation Initiatives

We believe that investing in processing automation solutions is an important component in realizing our profitable growth strategy. We have made investments in automated packaging, material handling and welding, among other solutions, to gain production efficiencies, decrease production costs, improve safety conditions for our employees and to ease labor shortage risks.

Human Capital Management

Our employees are our most valued resource. The unique insights and experiences of our team are what fuel our safe, profitable growth. We want our teams to actively participate in the communities where we live and work. We have a focus on inclusion, with a culture committed to cultivating leaders who value, support and celebrate different thoughts and perspectives. We work to attract a qualified workforce through an inclusive and accessible recruiting process that utilizes online recruiting, campus outreach, internships and job fairs. We seek to retain and develop employees by offering competitive wages, benefits and training opportunities, as well as promoting a safe and healthy workplace culture.

Our safety motto is, "Safety first. Always. And, it starts with me!". We are relentlessly focused on safety. Through best practice sharing and an emphasis on leading indicators, we are strengthening our safety culture of learning and building a safer work environment. We believe that engagement from every employee is critical. Our Safety Committees at each division help us increase engagement, while emphasizing our proactive commitment to safety. Near-miss reports, safety improvement actions, risk assessments, job safety analyses and weekly safety audits/walks are some of the ways we contribute to our safety culture of learning and growth. While we diligently manage safety policies, programs, and training on an ongoing basis, we believe our employee-driven safety culture has the biggest impact.

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

At December 31, 2024, we employed approximately 2,163 people. Approximately 229 of the hourly plant personnel are represented by seven separate collective bargaining units. The table below shows the expiration dates of the collective bargaining agreements.

Facility	Expiration date
Locust, North Carolina	March 4, 2025
St. Paul, Minnesota	May 25, 2025
Romeoville, Illinois	May 31, 2025
Minneapolis (coil), Minnesota	September 30, 2025
Indianapolis, Indiana	January 29, 2026
Minneapolis (plate), Minnesota	March 31, 2027
Hammond, Indiana	November 30, 2029

The Locust, North Carolina union agreement is set to expire on March 4, 2025. The employees covered by this union agreement continue to work as the new contract is negotiated. We have historically been successful in negotiating renewals to expiring agreements without any material disruptions of operating activities and we do not anticipate any material disruptions prior to ratification of the new agreement.

We have never experienced a work stoppage and we believe that our relationship with employees is strong. However, any prolonged work stoppages by our personnel represented by collective bargaining units could have a material adverse impact on our business, financial condition, results of operations and cash flows.

Environmental

Olympic Steel is a metals service center. We warehouse, process, and distribute metal products; however, we are not a metals producer (steel mill). As such, we do not have the same potential to introduce pollutants into the water or the air that occur during some other metals manufacturing processes. Instead, we are part of the supply chain that makes products out of metal. We buy metal products in bulk from metal producers. Then, our role as a metals service center is to break that bulk supply into smaller quantities to sell to our customers. We also support OEMs and other customers by cutting, shaping, and otherwise processing carbon steel, stainless steel and aluminum.

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

The registered trademarks “DYNAGUARD”, “DG”, “MF”, “METAL-FAB”, “METAL-FAB INC.”, “TEMP/GUARD”, “MICRO AIR”, “CORR/GUARD”, “ROTO-PULSE”, “MISTMAX”, "HYDROMAX", and “FORCE” were acquired in conjunction with the acquisition of Metal-Fab.

We hold a trademark for our stainless steel sheet and plate product “OLY-FLATBRITE”, which has a unique combination of surface finish and flatness and for our “WRIGHT” self-dumping metal hoppers produced by McCullough. The registered trademark “ACTION STAINLESS” was acquired in conjunction with the asset acquisition of Action Stainless.

The "MetalWorks" tradename was acquired by us in conjunction with the asset acquisition of Metal Works.

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

Effects of Inflation

Inflation generally affects us by increasing the cost of employee wages and benefits, transportation services, energy, borrowings under our credit facility, processing equipment, and purchased metals. Although general inflation, excluding increases in the price of metals and increased labor expense, has increased during 2024, it has not had a material effect on our financial results during the past three years, but may have a significant impact in future years.

Available Information

We file annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission, or SEC, under the Securities Exchange Act of 1934, or the Exchange Act. The SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The public can obtain any documents that are filed by the Company at http://www.sec.gov.

In addition, our annual reports on Form 10-K, as well as our quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to all of the foregoing reports, are made available free of charge on or through the “Investors” section of our website at www.olysteel.com as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC.

Information relating to our corporate governance at Olympic Steel, including our commitments to operating responsibly, our Business Ethics Policy, information concerning our executive officers, directors and Board committees (including committee charters), and transactions in our securities by directors and officers, is available free of charge on or through the “Investors” section of our website at www.olysteel.com. We are not including the information on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K.

Forward-Looking Information

This Annual Report on Form 10-K and other documents we file with the SEC contain various forward-looking statements that are based on current expectations, estimates, forecasts and projections about our future performance, business, our beliefs and our management’s assumptions. In addition, we, or others on our behalf, may make forward-looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, conferences, webcasts, phone calls and conference calls. Words such as “may,” “will,” “anticipate,” “should,” “intend,” “expect,” “believe,” “estimate,” “project,” “plan,” “potential,” and “continue,” as well as the negative of these terms or similar expressions are intended to identify forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those implied by such statements including, but not limited to, those set forth in Item 1A (Risk Factors) below and the following:

●	supply disruptions and inflationary pressures, including the availability and rising costs of labor and energy;
●	risks associated with shortages of skilled labor, increased labor costs and our ability to attract and retain qualified personnel;
●	risks of volatile metals prices and inventory devaluation;
●	rising interest rates and their impacts on our variable interest rate debt;
●	supplier consolidation or addition of new capacity;
●	the levels of imported steel in the United States, imposed tariffs and duties on imported and exported steel or other products, U.S. trade policy and its impact on the U.S. manufacturing industry;
●	risks associated with economic sanctions, and current global conflicts, or additional war, military conflict, or hostilities could adversely affect global metals supply and pricing;
●	general and global business, economic, financial and political conditions, including, but not limited to, recessionary conditions and legislation passed under the current administration;
●	reduced production schedules, layoffs or work stoppages by our own, our suppliers’ or customers’ personnel;
●

our ability to successfully integrate recent acquisitions, including CTB, Metal-Fab and Metal Works, into our business and risks inherent with the acquisitions in the achievement of expected results, including whether the acquisition will be accretive and within the expected timeframe;

●	the adequacy of our existing information technology and business system software, including duplication and security processes;
●	the inflation or deflation existing within the metals industry, as well as product mix and inventory levels on hand, which can impact our cost of materials sold as a result of the fluctuations in the last-in, first-out, or LIFO, inventory valuation;
●	competitive factors such as the availability, and global pricing of metals and production levels, industry shipping and inventory levels and rapid fluctuations in customer demand and metals pricing;
●	risks associated with the infectious disease outbreaks, including, but not limited to customer closures, reduced sales and profit levels, slower payment of accounts receivable and potential increases in uncollectible accounts receivable, falling metals prices that could lead to lower of cost or net realizable value inventory adjustments and the impairment of intangible and long-lived assets, negative impacts on our liquidity position, inability to access our traditional financing sources and increased costs associated with and less ability to access funds under our asset-based credit facility, or ABL Credit Facility, and the capital markets;
●	increased customer demand without corresponding increase in metal supply could lead to an inability to meet customer demand and result in lower sales and profits;
●	cyclicality and volatility within the metals industry;
●	customer, supplier and competitor consolidation, bankruptcy or insolvency;
●	the timing and outcomes of inventory lower of cost or net realizable value adjustments and LIFO income or expense;
●	fluctuations in the value of the U.S. dollar and the related impact on foreign steel pricing, U.S. exports, and foreign imports to the United States;
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

Global demand and global metals pricing, supply and demand are impacted by quotas and tariffs imposed as a result of government actions. The tariffs initiated by the U.S. government in 2018 under Section 232 of the Trade Expansion Act of 1962 (section 232 tariffs) resulted in increased metals prices in the United States. Effective January 1, 2022, the United States and the European Union replaced the existing 25 percent tariff on EU steel products and 10 percent tariff on EU aluminum products with a tariff-rate quota, or TRQ. Under the TRQ arrangement, historically based volumes of EU steel and aluminum products will enter the U.S. without application of Section 232 duties subject to certain conditions. The removal and addition of country-specific tariffs has caused uncertainty in the metals marketplace. Recently, in February 2025, the U.S. government announced the reinstatement of a 25 percent tariff on all steel imports and an increase in aluminum tariffs from 10 percent to 25 percent. The proposed tariffs would apply to goods entered into the U.S. for consumption or withdrawn from a warehouse for consumption on or after March 12, 2025. These recently announced or any additional future tariffs or quotas imposed on steel and aluminum imports may increase the price of metal, which may impact our sales, gross margin and profitability if we are unable to pass the increased prices onto our customers. The prolonged imposition of tariffs could also lead to additional trade disputes that could impact the global demand for metals and impact our sales, gross margin and profitability. Conversely, the removal of existing tariffs could cause the price of metal to decline, which may impact our sales, gross margin and profitability.

Volatile metals prices can cause significant fluctuations in our operating results. Our sales and operating income could decrease if we are unable to pass producer price increases on to our customers or if metals prices decline.

Our principal raw materials are carbon and stainless steel and aluminum flat-rolled coil, sheet, plate, prime tin mill, pipe and tube that we typically purchase from multiple primary metals producers. The metals industry as a whole is cyclical and, at times, pricing and availability of metals can be volatile due to numerous factors beyond our control, including general domestic and international economic conditions, sales levels, competition, levels of inventory held by other metals service centers, producer lead times, higher raw material costs for the producers of metals, imports, import duties and tariffs and currency exchange rates. This volatility can significantly affect the availability and cost of raw materials to us. For example, during 2022, metals prices decreased 57% throughout the year, whereas during 2023, metals prices decreased 45% from April to September and increased 66% from October to December and then metals prices decreased 40.3% from December 2023 to July 2024.

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

We purchased approximately 38% and 40% of our total metals requirements from our three largest suppliers in 2024 and 2023, respectively. Over the past years, supplier consolidation, decreased mill production due to the pandemic and import tariffs decreased steel availability and increased mill lead times and steel prices. Fewer available suppliers increases the risk of supply disruption through both scheduled and unscheduled supplier outages. Conversely, the addition of new mill production and decreased domestic demand could lead to domestic over capacity, which could lead to a decrease in steel prices, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Approximately 49% and 48% of our 2024 and 2023 consolidated net sales, respectively, were to industrial machinery and equipment manufacturers and their fabricators. Due to the concentration of customers in the industrial machinery and equipment industry, a decline in production levels in that industry could result in lower sales, gross profits and profitability.

Our business is dependent on transportation and labor. Increases in the cost or availability of transportation or labor could adversely affect our business and operations, as we may be unable to pass cost increases on to our customers.

We ship products throughout the United States via a dedicated carrier fleet or by third-party trucking firms. Our business depends on the daily transportation of a large number of products. We depend to a certain extent on third parties for transportation of our products to customers as well as inbound delivery of our raw materials.

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

The availability of transportation and labor is integral to our operations, and increases in our cost of transportation or labor may have a material adverse effect on our financial position and results of operations.

Labor disruptions at any of our facilities or those of major customers could adversely affect our business, results of operations and financial condition.

At December 31, 2024, we employed approximately 2,163 people. Approximately 229 of the hourly plant personnel are represented by seven separate collective bargaining units. Any prolonged work stoppages by our personnel represented by collective bargaining units could have a material adverse impact on our business, financial condition, results of operations and cash flows.

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

We have derived and expect to continue to derive a significant portion of our revenues from a relatively limited number of customers. Collectively, our top three customers accounted for approximately 9% and 8% of our consolidated net sales in 2024 and 2023, respectively. Approximately 49% and 48% of our consolidated net sales during 2024 and 2023, respectively, were directly related to industrial machinery and equipment manufacturers and their fabricators. Due to the large concentration of customers in few segments, changes to demand of product by customers in the industrial machinery and equipment manufacturers and their fabricators could have a material adverse effect on our business, our results of operations and our cash flows. Many of our larger customers commit to purchase on a regular basis at agreed upon prices over periods from three to twelve months. We generally do not have long-term contracts with our customers. As a result, the relationship, as well as particular orders, can generally be terminated with relatively little advance notice. The loss of any one of our major customers or decrease in demand by those customers or credit constraints placed on them could have a material adverse effect on our business, our results of operations and our cash flows.

Our information technology systems and those of our third party providers, as well as our data, could be negatively affected by cybersecurity threats, attacks, disruptions and failures, and cybersecurity incidents.

Increased global information technology security requirements, vulnerabilities, threats and a rise in sophisticated and targeted cybercrime and ongoing attacks and recurring threats of all kinds pose a risk to the security of our systems, networks and the confidentiality, availability and integrity of our data and systems. The risk has been further enhanced with an increased remote workforce. Cybersecurity threat actors also may attempt to exploit vulnerabilities through software that is commonly used by companies in cloud-based services and bundled software. Despite our efforts to protect information, our facilities and systems and those of our third-party service providers may be vulnerable to cybersecurity threats, failures, attacks, and cybersecurity incidents. This could lead to disclosure, modification or destruction of proprietary and other key information, ransom payments, production downtimes, lost cash or other assets and operational disruptions, regulatory investigations, fines, and lawsuits, which in turn could adversely affect our business, financial condition, results of operations and cash flows.

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

Supply chain disruptions and inflationary pressures, increases in energy prices, and other factors, has had, and could continue to have an adverse effect on our business, financial condition and liquidity.

We are dependent on our suppliers to provide us with metal. During 2022, we experienced increased supply chain disruptions resulting from the imbalance of metal supply and end-user demands as customer demand increased without a corresponding increase in metal supply, as businesses reopened after the pandemic. Our inability to meet customer demand as a result of supply disruptions and inflationary pressures could result in lower sales and profits.

Although it is not possible to predict the ultimate impact of future worldwide health emergencies, including another pandemic, on our business, financial position or liquidity, such impacts that may be material include, but are not limited to: (i) reduced sales and profit levels, (ii) the slower payment of accounts receivable and potential increases in uncollectible accounts receivable, (iii) falling metals prices that could lead to lower of cost or market inventory adjustments and the impairment of intangible and long-lived assets, (v) reduced availability and productivity of our employees, (vi) increased operational risks as a result of remote work arrangements, including the potential effects on internal controls, as well as cybersecurity risks and increased vulnerability to security breaches, information technology disruptions and other similar events, (vii) negative impacts on our liquidity position, (viii) inability to access our traditional financing sources on the same or reasonably similar terms as were available before the pandemic, and (ix) increased costs and less ability to access funds under our ABL Credit Facility and the capital markets. To the extent the duration of any of these conditions extends for a longer period of time, the impact will generally be a more severe adverse impact.

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

The borrowings under our ABL Credit Facility are primarily at variable interest rates. If interest rates, which may be highly volatile, were to increase 100 basis points (1.0%) from December 31, 2024 rates and, assuming no change in total debt from December 31, 2024 levels, the additional annual interest expense to us would be approximately $2.0 million.

Regulatory and Environmental Risks

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

Many governments, regulators, investors, employees, customers and other stakeholders are increasingly focused on environmental, social and governance and sustainability considerations relating to businesses, including climate change and greenhouse gas emissions, data privacy, artificial intelligence, human capital and diversity, equity and inclusion. We make statements about our environmental, social and governance targets, goals and initiatives through information provided on our website, press statements and other communications. Responding to these environmental, social and governance considerations and implementation of these goals and initiatives, including those described in our Corporate Responsibility Report, involves risks and uncertainties, requires investments, which could be material, and are impacted by factors that may be outside of our control. In addition, some stakeholders may disagree with our goals and initiatives and the focus of stakeholders may change and evolve over time. We may also amend, abandon or replace our targets, goals and initiatives due to a change in strategy, reduced relevance of such targets, goal and initiatives or changing market conditions, and we may take certain actions that stakeholders or regulators view as contrary to such targets, goals and initiatives. Stakeholders also may have very different views on where our focus on environmental, social and governance and sustainability issues should be placed, including differing views of regulators in various jurisdictions in which we operate. Any failure, or perceived failure, by us to achieve our targets or goals, further our initiatives, adhere to our public statements, comply with federal, state or international environmental, social and governance laws and regulations, or meet evolving and varied stakeholder expectations and standards could result in legal and regulatory proceedings against us and materially adversely affect our business, reputation, results of operations, financial condition and stock price.

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

Michael D. Siegal, our Executive Chairman of the Board and one of our largest shareholders, owned approximately 9.6% of our outstanding common stock as of December 31, 2024. Mr. Siegal may have the ability to significantly influence matters requiring shareholder approval. In deciding how to vote on such matters, Mr. Siegal may be influenced by interests that conflict with yours.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management

Cybersecurity risk management is an integral part of our overall enterprise risk management program. Our cybersecurity risk management program is designed to provide a framework for handling cybersecurity threats and incidents, including threats and incidents associated with the use of services provided by third-party service providers, and to facilitate coordination across different departments of our company. Our processes include steps for assessing the severity of a cybersecurity threat, identifying the source of a cybersecurity threat including whether the cybersecurity threat is associated with a third-party service provider, implementing cybersecurity countermeasures and mitigation strategies and informing management and our board of directors of material cybersecurity threats and incidents. Our cybersecurity team also engages third-party security experts for risk assessment and system enhancements. In addition, our cybersecurity team provides training to employees, based on their role.

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

In 2024, we did not identify any cybersecurity incidents that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced an undetected cybersecurity incident.  For more information about these risks, please see "Risk Factors - Risks Related to our Business" in this Annual Report on Form 10-k.

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

The following table sets forth certain information concerning our principal properties including which segment’s products are serviced out of each location:

					Segment
Operation	Location	Square Feet	Function	Owned or Leased	Carbon Flat	Specialty Metals Flat	Tube and Pipe
Cleveland	Bedford Heights, Ohio (1)	127,000	Corporate offices, coil processing and distribution center	Owned	✔	✔
	Bedford Heights, Ohio (1)	121,500	Coil and plate processing, distribution center and offices	Owned	✔	✔	✔
	Bedford Heights, Ohio (1)	59,500	Plate processing, distribution center and offices	Leased (2)	✔
	Dover, Ohio	62,000	Plate processing, fabrication and distribution center	Owned	✔
Minneapolis	Plymouth, Minnesota	196,800	Coil and plate processing, distribution center and offices	Owned	✔	✔
	Plymouth, Minnesota	112,200	Plate processing, fabrication, distribution center and offices	Owned	✔
Chambersburg	Chambersburg, Pennsylvania	157,000	Plate processing, distribution center and offices	Owned	✔
	Chambersburg, Pennsylvania	150,000	Plate processing, fabrication, manufacturing, distribution center and offices	Owned	✔
Iowa	Bettendorf, Iowa	244,000	Coil and plate processing, fabrication, distribution center and offices	Owned	✔	✔
Winder	Winder, Georgia	285,000	Coil and plate processing, fabrication, distribution center and offices	Owned	✔	✔	✔
	Buford, Georgia	120,000	Coil and plate processing, fabrication, and distribution center	Leased (3)	✔	✔
Hanceville	Hanceville, Alabama	27,000	Distribution center	Leased (4)	✔
Kentucky	Mt. Sterling, Kentucky	100,000	Plate processing, fabrication and distribution center	Owned	✔	✔
	Mt. Sterling, Kentucky	107,000	Distribution center and offices	Owned	✔		✔
Gary	Gary, Indiana	183,000	Coil processing, distribution center and offices	Owned	✔	✔
Connecticut	Milford, Connecticut	134,000	Coil processing, distribution center and offices	Owned	✔	✔
Chicago	Schaumburg, Illinois	122,500	Coil and sheet processing, distribution center and offices	Owned	✔	✔
Bartlett	Bartlett, Illinois	81,400	Coil and sheet processing, fabrication and distribution center	Leased (5)	✔	✔
Berlin Metals	Hammond, Indiana	117,950	Coil processing, distribution center and offices	Leased (6)		✔
McCullough Industries	Kenton, Ohio	75,000	Manufacturing facility	Owned	✔	✔
Streetsboro	Streetsboro, Ohio	66,200	Coil and sheet processing, distribution center and offices	Owned		✔
Latrobe	Latrobe, Pennsylvania	43,200	Coil and sheet processing, distribution center	Leased (7)		✔
Rock Hill	Rock Hill, South Carolina	45,075	Distribution, processing center and offices	Owned		✔
Dallas	Carrollton, Texas	44,480	Distribution, processing center and offices	Owned		✔
Houston	Houston, Texas	105,300	Distribution, processing center and offices	Leased (8)	✔

Operation	Location	Square Feet	Function	Owned or Leased	Carbon Flat	Specialty Metals Flat	Tube and Pipe
Kansas City	Riverside, Missouri	11,300	Distribution, processing center and offices	Leased (9)		✔
Powder Springs	Powder Springs, Georgia	11,275	Fabrication and offices	Leased (10)		✔
	Powder Springs, Georgia	17,766	Fabrication	Leased (11)		✔
	Powder Springs, Georgia	22,200	Fabrication	Leased (12)		✔
Marietta	Marietta, Georgia	11,300	Distribution and offices	Leased (13)		✔
	Marietta, Georgia	26,880	Distribution and offices	Leased (14)		✔
Hiram	Hiram, Georgia	16,000	Fabrication and offices	Leased (15)		✔
Albany	Albany, Georgia	12,000	Distribution	Leased (16)		✔
Wichita	Wichita, KS	265,404	Manufacturing, distribution and offices	Owned	✔
	Wichita, KS	162,738	Manufacturing, distribution and offices	Leased (17)	✔
Chicago	Romeoville, Illinois	363,000	Corporate offices, fabrication and distribution center	Owned			✔
St. Paul	St. Paul, Minnesota	132,000	Distribution center and offices	Owned			✔
Charlotte	Locust, North Carolina	127,600	Distribution center, fabrication and offices	Owned			✔
Fond du Lac	Fond du Lac, Wisconsin	117,000	Distribution center and offices	Owned	✔		✔
Indianapolis	Indianapolis, Indiana	79,000	Distribution center and offices	Owned			✔
Des Moines	Ankeny, Iowa	50,000	Distribution center and offices	Owned			✔
Owatonna	Owatonna, Minnesota	23,000	Production cutting center	Owned			✔
Conway	Conway, Arkansas	35,000	Manufacturing and offices	Owned			✔
	Conway, Arkansas	72,480	Manufacturing and fabrication	Leased (18)			✔
Tulsa	Tulsa, Oklahoma	50,000	Manufacturing and fabrication	Owned			✔
Oakwood	Oakwood, Georgia	48,720	Manufacturing and offices	Owned	✔

(1)	The Bedford Heights facilities are all adjacent properties.
(2)	This facility is leased from a related party. The lease expires on December 31, 2028, with renewal options.
(3)	The lease on this facility expires on July 1, 2027, with renewal options.
(4)	The lease on this facility expires on November 30, 2025, with renewal options.
(5)	The lease on this facility expires on June 30, 2027, with renewal options.
(6)	The lease on this facility expires on August 31, 2034.
(7)	The lease on this facility expires on May 31, 2026, with renewal options.
(8)	The lease on this facility expires on April 30, 2035, with renewal options.
(9)	The lease on this facility expires on January 31, 2026.
(10)	The lease on this facility expires on June 30, 2029.
(11)	The lease on this facility expires on June 30, 2029.
(12)	The lease on this facility expires on June 30, 2029.
(13)	The lease on this facility expires on June 30, 2029.
(14)	The lease on this facility expires on June 30, 2029.
(15)	The lease on this facility expires on June 30, 2029.
(16)	The lease on this facility expires on June 15, 2031, with renewal options.
(17)	The lease on this facility expires on June 14, 2034.
(18)	The lease on this facility expires on August 31, 2026, with renewal options.

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

Michael D. Siegal, age 72, joined the Board in 1984. He has served as the Executive Chairman of our Board of Directors since January 2019 after serving as our Chief Executive Officer of the Company from 1984 until December 2018 and in the role of Chairman of our Board of Directors since 1994. Since 2018, Mr. Siegal serves on the Board of Directors of Twin City Fan. He also serves on the board of directors of the Development Corporation for Israel and is the immediate past Chair of the Board of Trustees of the Jewish Agency for Israel. Mr. Siegal has previously served on the board of directors of the Metals Service Center Institute (MSCI), a North American metal industry trade association, Cleveland-Cliffs, Inc., University Hospitals of Cleveland and the Rock & Roll Hall of Fame. He also previously served as the Board Chair of the Jewish Federation of North America and the Jewish Federation of Cleveland. With over 30 years of executive experience at the Company, Mr. Siegal possesses proven managerial skills and firsthand knowledge of nearly every aspect of the Company's business operations. Mr. Siegal is a substantial long-term shareholder and a member of the founding family of the Company.

Richard T. Marabito, age 61, has served as our Chief Executive Officer since January 2019. From March 2000 through December 2018, he served as our Chief Financial Officer. He joined us in 1994 as Corporate Controller and served in this capacity until March 2000. He also served as Treasurer from 1994 through 2002 and again from 2010 through 2012. Prior to joining us, Mr. Marabito served as Corporate Controller for a publicly traded wholesale distribution company and was employed by a national accounting firm in its audit department. Mr. Marabito is a Board Member and the past Chair of the MSCI, a North American metals industry trade association. He serves on the Board of Trustees for the University of Mount Union and has been a Board Member of CBIZ, Inc. (CBZ: NYSE), one of the nation’s top providers of accounting, tax and advisory services, since August 2021 and currently serves as its Audit Committee Chair. He also serves on the Board of Directors for the Greater Cleveland Partnership, the largest metropolitan chamber of commerce in the United States. He served as a Board Member of the Make-A-Wish Foundation of Ohio, Kentucky and Indiana and was past Chair of its Northeast Ohio regional board.

Richard A. Manson, age 56, has served as our Chief Financial Officer since January 2019, and has been employed by us since 1996.  From January 2013 through December 2018, he served as our Vice President and Treasurer. From March 2010 through December 2012, he served as our Vice President of Human Resources and Administration.  From January 2003 through March 2010, he served as our Treasurer and Corporate Controller.  From 1996 through 2002, he served as our Director of Taxes and Risk Management.  Prior to joining us, Mr. Manson was employed for seven years by a national accounting firm in its tax department.  Mr. Manson is a member of the Board of Directors of Catholic Charities, Diocese of Cleveland and the Advisory Board of Seeds of Literacy.  Mr. Manson is a certified public accountant and member of the Ohio Society of Certified Public Accountants and the American Institute of Certified Public Accountants.

Andrew S. Greiff, age 63, has served as our President and Chief Operating Officer since January 2020. From August 2016 through December 2019, he served as Executive Vice President and Chief Operating Officer. He previously served as President, Specialty Metals from 2011 to 2016 after having joined us in 2009 as Vice President of Specialty Metals. Prior thereto, Mr. Greiff spent 24 years in various positions within the steel industry and served as the President and CEO of his own steel trading company. Mr. Greiff served as a Board Member of the MSCI and a past director of Jewish Big Brother Big Sister and the Anti-Defamation League.

Lisa K. Christen, age 48, has served as our Vice President & Treasurer since January 2023. From January 2019 through December 2022, she served as our Corporate Controller & Treasurer. From March 2010 through December 2018, she served as our Corporate Controller. From 1999 through 2010 she served in various positions within the accounting department.  Ms. Christen served as the Treasurer and as a Board Member of Seton Catholic School in Hudson, Ohio and serves on the finance committee of Walsh Jesuit High School, in Cuyahoga Falls, Ohio. Ms. Christen is a certified public accountant and member of the Ohio Society of Certified Public Accountants and the American Institute of Certified Public Accountants.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock trades on the Nasdaq Global Select Market under the symbol “ZEUS.”

Holders of Record

As of January 31, 2025, there were approximately 106 holders of record of our common stock.

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

Issuer Purchases of Equity Securities

We did not purchase any of our equity securities during the quarter ended December 31, 2024.

On October 2, 2015, we announced that our Board of Directors authorized a stock repurchase program of up to 550,000 shares of the Company’s issued and outstanding common stock, which could include open market repurchases, negotiated block transactions, accelerated stock repurchases or open market solicitations for shares, all or some of which may be effected through Rule 10b5-1 plans. Any of the repurchased shares will be held in our treasury, or canceled and retired as our Board may determine from time to time. Any repurchases of common stock are subject to the covenants contained in the ABL Credit Facility. Our ABL Credit Facility restricts the aggregate amount of dividends and common stock repurchases that we can pay to $15.0 million annually without limitations. Purchases in excess of $15.0 million require us to (i) maintain availability in excess of 20.0% of the aggregate revolver commitments or (ii) to maintain availability equal to or greater than 15.0% of the aggregate revolver commitments and we must maintain a pro-forma ratio of EBITDA minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00. The timing and amount of any repurchases under the stock repurchase program will depend upon several factors, including market and business conditions, and limitations under the ABL Credit Facility. Repurchases may be discontinued at any time. As of December 31, 2024, 360,212 shares remain authorized for repurchase under the program.

Recent Sales of Unregistered Securities

We did not have any unregistered sales of equity securities during the quarter ended December 31, 2024.

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

Overview

We are a leading metals service center focused on the direct sale and value-added processing of carbon and coated sheet, plate and coil products; stainless steel sheet, plate, bar and coil; aluminum sheet, plate and coil; pipe, tube bar, valves and fittings, tin plate and metal-intensive end-use products. We provide metals processing and distribution services for a wide range of customers. We operate in three reportable segments: specialty metals flat products, carbon flat products, and tubular and pipe products. Our specialty metals flat products segment's focus is on the direct sale and distribution of processed aluminum and stainless flat-rolled sheet and coil products, flat bar products, prime tin mill products and fabricated parts. Through acquisitions, our specialty metals flat products segment has expanded its geographical footprint and enhanced its product offerings in stainless steel and aluminum plate, sheet, angles, rounds, flat bar, tube and pipe and the manufacturing and distribution of stainless steel bollards and water treatment systems. Our carbon flat products segment's focus is on the direct sale and distribution of large volumes of processed carbon and coated flat-rolled sheet, coil and plate products and fabricated parts. Through acquisitions, our carbon flat products segment has expanded its product offerings to include self-dumping metal hoppers and steel and stainless-steel dump inserts for pickup truck and service bed trucks. Through the acquisition of Metal-Fab, Inc., or Metal-Fab, on January 3, 2023, the carbon flat products segment further expanded its product offerings to include venting, micro air and clean air products for residential, commercial and industrial applications. Through the recent acquisition of Metal Works, LLC, or Metal Works, on November 11, 2024, the carbon flat products segment further expanded its product offerings to include the manufacturing of service station canopies, deck clips, long gutters, trim, boat docks and solar canopy and ground racking components. Our tubular and pipe products segment's focus is on the distribution of metal tubing, pipe, bar, valves and fittings and the fabrication of parts supplied to various industrial markets. Through the acquisition of Central Tube and Bar, Inc., or CTB, on October 2, 2023, the tubular and pipe products segment further expanded its geographic footprint and extended its value-added contract manufacturing capabilities. We also perform toll processing of customer-owned metals. We sell certain products internationally, primarily in Canada and Mexico. International sales are immaterial to our consolidated financial results and to the individual segments' results.

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

Reportable Segments

We operate in three reportable segments: specialty metals flat products, carbon flat products and tubular and pipe products. The specialty metals flat products segment and the carbon flat products segment are at times consolidated and referred to as the flat products segment. Some of the flat products segment's assets and resources are shared by the specialty metals and carbon flat products segments and both segments’ products are stored in the shared facilities and, in some locations, processed on shared equipment. As such, total assets and capital expenditures are reported in the aggregate for the flat products segments. Due to the shared assets and resources, certain of the flat products segment expenses are allocated between the specialty metals flat products segment and the carbon flat products segment based upon an established allocation methodology.

We follow the accounting guidance that requires the utilization of a “management approach” to define and report the financial results of operating segments. The management approach defines operating segments along the lines used by the chief operating decision maker, or CODM, to assess performance and make operating and resource allocation decisions. Our CODM, who is our Chief Executive Officer, evaluates performance and allocates resources based primarily on operating income. Our operating segments are based primarily on internal management reporting.

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

Carbon flat products

The primary focus of our carbon flat products segment is on the direct sale and distribution of large volumes of processed carbon and coated flat-rolled sheet, coil and plate products and fabricated parts. Through acquisitions, our carbon flat products segment has expanded its product offerings to self-dumping metal hoppers and steel and stainless-steel dump inserts for pickup truck and service truck beds. Through the acquisition of Metal-Fab, the carbon flat products segment further expanded its product offerings to include venting, micro air and clean air products for residential, commercial and industrial applications. Through the recent acquisition of Metal Works, the carbon flat products segment further expanded its product offerings to include the manufacturing of service station canopies, deck clips, long gutters, trim, boat docks and solar canopy and ground racking components. We act as an intermediary between metals producers and manufacturers that require processed metals for their operations. We serve customers in most metals consuming industries, including manufacturers and fabricators of transportation and material handling equipment, construction and farm machinery, storage tanks, environmental and energy generation equipment, automobiles, military vehicles and equipment, as well as general and plate fabricators and metals service centers. We distribute these products primarily through a direct sales force.

Combined, the carbon and specialty metals flat products segments have 37 strategically-located processing and distribution facilities in the United States and one in Monterrey, Mexico. Many of our facilities service both the carbon and the specialty metals flat products segments, and certain assets and resources are shared by the segments. Our geographic footprint allows us to focus on regional customers and larger national and multi-national accounts, primarily located throughout the midwestern, eastern and southern United States.

Tubular and pipe products

The primary focus of our tubular and pipe products segment is on the distribution of metal tubing, pipe, bar, valve and fittings and the fabrication of pressure parts supplied to various industrial markets. Through the acquisition of CTB, the tubular and pipe products segment further expanded its geographic footprint and extended its value-added contract manufacturing capabilities. The tubular and pipe products segment operates from ten locations in the Midwestern and Southern United States. The tubular and pipe products segment distributes its products primarily through a direct sales force.

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

Results of Operations

This section of this Annual Report on Form 10-K generally discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. Discussions of 2022 items and year-to-year comparisons between 2023 and 2022 that are not included in this Annual Report on Form 10-K can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

2024 Compared to 2023

Our results of operations are impacted by the market price of metals. Metals prices fluctuate significantly and changes to our net sales, cost of materials sold, gross profit, cost of inventory and profitability, are all impacted by industry metals pricing.

Metals prices in our specialty metals products segment decreased during 2024 compared to 2023 due to decreases in metal surcharges experienced during 2024. The average price of stainless surcharges decreased 24.2% during 2024 compared to 2023. Metals index pricing for our carbon flat products segment decreased 40.3% between December 2023 and July 2024, with index prices remaining within a $40 per ton range during the second half of 2024. The decrease in year-over-year industry metals pricing reduced both our average selling prices and average cost of materials sold in each operating segment in 2024 when compared to 2023. Metals pricing for the tubular and pipe products segment lags behind the carbon flat products segment by several months. Industry shipments overall were down over 2% in 2024 when compared to 2023.

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

Consolidated Operations

The following table sets forth certain consolidated income statement data for the years ended December 31, 2024 and 2023 (dollars shown in thousands):

	2024		2023
		% of net sales		% of net sales
Net sales	$1,941,672	100.0	$2,158,163	100.0
Cost of materials sold (a)	1,490,491	76.8	1,684,663	78.1
Gross profit (b)	451,181	23.2	473,500	21.9
Operating expenses (c)	403,322	20.7	395,829	18.3
Operating income	47,859	2.5	77,671	3.6
Other loss, net	93	0.0	78	0.0
Interest and other expense on debt	16,461	0.9	16,006	0.7
Income before income taxes	31,305	1.6	61,587	2.9
Income taxes	8,325	0.4	17,058	0.8
Net income	$22,980	1.2	$44,529	2.1

(a) Includes $5,702 and $8,258 of LIFO income in 2024 and 2023, respectively.
(b) Gross profit is calculated as net sales less the cost of materials sold.
(c) Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Net sales decreased $216.5 million, or 10.0%, to $1.9 billion in 2024 from $2.2 billion in 2023. Specialty metals flat products net sales decreased $70.9 million, or 12.5%, to $496.9 million in 2024 compared to $567.7 million in 2023 and were 25.6% of total net sales in 2024 compared to 26.3% of total net sales in 2023. Carbon flat products net sales decreased $112.0 million, or 9.2%, to $1.1 billion in 2024 compared to $1.2 billion in 2023 and were 57.1% of total net sales in 2024 compared to 56.6% of total net sales in 2023. Tubular and pipe products net sales decreased $33.6 million, or 9.1%, to $335.7 million in 2024 compared to $369.3 million in 2023 and were 17.3% of total net sales in 2024 compared to 17.1% of total net sales in 2023. The decrease in net sales was due to a 9.2% decrease in consolidated average selling prices during 2024 compared to 2023 and a 0.9% decrease in consolidated volume. Average selling prices in 2024 were $1,837 per ton, compared to $2,023 per ton in 2023. The decrease in the average selling price is a result of the market pricing dynamics discussed above in Results of Operations.

Cost of materials sold decreased $194.2 million, or 11.5%, to $1.5 billion in 2024 from $1.7 billion in 2023. During 2024, we recorded LIFO income of $5.7 million compared to LIFO income of $8.3 million in 2023. The decrease in cost of materials sold in 2024 is primarily related to decreased average metals pricing in 2024 compared to 2023.

As a percentage of net sales, gross profit (as defined in footnote (b) in the table above) increased to 23.2% in 2024 from 21.9% in 2023. The increase in the gross profit as a percentage of net sales is due to the average costs of inventory decreasing more quickly than the average selling prices as discussed above in Results of Operations, as well as to the value-added acquisitions from 2023 having a continued positive impact on gross profit.

Operating expenses (as defined in footnote (c) in the table above) increased $7.5 million, or 1.9%, to $403.3 million in 2024 from $395.8 million in 2023. As a percentage of net sales, operating expenses increased to 20.7% in 2024 from 18.3% in 2023. Operating expenses in the specialty metals flat products segment decreased $0.2 million, operating expenses in the carbon flat products segment increased $5.3 million, operating expenses in the tubular and pipe products segment increased $5.8 million, and corporate expenses decreased $3.4 million. Operating expenses increased during 2024 as a result of the inclusion of operating expenses related to the November 2024 acquisition of Metal Works for the carbon flat products segment, the October 2023 acquisition of CTB in the tubular and pipe products segment and the absence of year-over-year employee retention credits, or ERCs, provided through CARES Act in 2023, partially offset by lower year-over-year acquisition-related fees and variable performance-based incentive compensation.

Interest and other expense on debt totaled $16.5 million in 2024 compared to $16.0 million in 2023. Our effective borrowing rate, exclusive of deferred financing fees and commitment fees, was 6.7% in 2024 compared to 5.9% in 2023. The increased effective borrowing rate is due to higher market interest rates in 2024 when compared to 2023. Total average borrowings decreased $21.0 million, or 8.8%, to $218.4 million in 2024 from $239.4 million in 2023.

Income before income taxes totaled $31.3 million, or 1.6% of net sales, in 2024, compared to income before taxes of $61.6 million, or 2.9% of net sales, in 2023.

An income tax provision of 26.6% was recorded in 2024, compared to an income tax provision of 27.7% in 2023.

Net income in 2024 totaled $23.0 million, or $ 1.97 per basic and diluted share, compared to net income of $44.5 million, or $ 3.85 per basic and diluted share, in 2023.

Segment Results of Operations

Specialty metals flat products

The following table sets forth certain income statement data for the specialty metals flat products segment for the years ended December 31, 2024 and 2023 (dollars shown in thousands, except per ton data):

	2024		2023
		% of net sales		% of net sales
Direct tons sold	113,046		112,412
Toll tons sold	4,462		3,175
Total tons sold	117,508		115,587

Net sales	$496,854	100.0	$567,728	100.0
Average selling price per ton	4,228		4,912
Cost of materials sold	406,229	81.8	473,784	83.5
Gross profit (a)	90,625	18.2	93,944	16.5
Operating expenses (b)	70,897	14.2	71,060	12.5
Operating income	$19,728	4.0	$22,884	4.0

(a) Gross profit is calculated as net sales less the cost of materials sold.
(b) Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Tons sold in our specialty metals flat product segment increased 2 thousand tons, or 1.7%, to 118 thousand tons in 2024 from 116 thousand tons in 2023. We do not report tons sold for our end-use products.

Net sales in our specialty metals flat products segment decreased $70.9 million, or 12.5%, to $496.9 million in 2024 from $567.7 million in 2023. The decrease in sales was due to a 13.9% decrease in average selling prices partially offset by a 1.7% increase in sales volume during 2024 compared to 2023. Average selling prices in 2024 decreased to $4,228 per ton, compared to $4,912 per ton in 2023. The decrease in the year-over-year average selling price per ton is a result of the decreased industry metals pricing discussed above in Results of Operations.

Cost of materials sold decreased $67.6 million, or 14.3%, to $406.2 million in 2024 from $473.8 million in 2023. The decrease in cost of materials sold was due to the decrease in industry metals pricing discussed above in Results of Operations.

As a percentage of net sales, gross profit (as defined in footnote (a) in the table above) increased to 18.2% in 2024 from 16.5% in 2023. The average gross profit per ton sold totaled $771 in 2024 compared to $813 in 2023. The increase in the gross profit as a percentage of net sales is due to the average cost of inventory decreasing more quickly than the average selling prices as discussed above in Results of Operations.

Operating expenses (as defined in footnote (b) in the table above) decreased $0.2 million, or 0.2%, to $70.9 million in 2024 from $71.1 million in 2023. As a percentage of net sales, operating expenses increased to 14.2% of net sales in 2024 from 12.5% in 2023. The decrease in operating expenses was primarily attributable to lower year-over-year variable performance-based incentive compensation.

Operating income for 2024 totaled $19.7 million, or 4.0% of net sales, compared to $22.9 million, or 4.0% of net sales, in 2023.

Carbon flat products

The following table sets forth certain income statement data for the carbon flat products segment for the years ended December 31, 2024 and 2023 (dollars shown in thousands, except per ton data):

	2024		2023
		% of net sales		% of net sales
Direct tons sold	811,023		820,144
Toll tons sold	28,676		34,048
Total tons sold	839,699		854,192

Net sales	$1,109,100	100.0	$1,221,093	100.0
Average selling price per ton	1,321		1,430
Cost of materials sold	864,590	78.0	963,667	78.9
Gross profit (a)	244,510	22.0	257,426	21.1
Operating expenses (b)	228,095	20.5	222,844	18.3
Operating income	$16,415	1.5	$34,582	2.8

(a) Gross profit is calculated as net sales less the cost of materials sold.
(b) Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Tons sold decreased 14 thousand tons, or 1.7%, to 840 thousand tons in 2024 from 854 thousand tons in 2023. Toll tons sold decreased 5 thousand tons, or 15.8%, to 29 thousand tons in 2024 from 34 thousand tons in 2023. We do not report tons sold for our end-use products.

Net sales decreased $112.0 million, or 9.2%, to $1.1 billion in 2024 from $1.2 billion in 2023. The decrease in sales was due to a 7.6% decrease in average selling prices and a 1.7% decrease in sales volume. Average selling prices in 2024 decreased to $1,321 per ton, compared to $1,430 per ton in 2023.

Cost of materials sold decreased $99.1 million, or 10.3%, to $864.6 million in 2024 from $963.7 million in 2023. The decrease in cost of materials sold was due to decreased industry metals pricing discussed above in Results of Operations.

As a percentage of net sales, gross profit (as defined in footnote (a) in the table above) increased to 22.0% in 2024 from 21.1% in 2023. The average gross profit per ton sold decreased $10 per ton, or 3.3%, to $291 in 2024 from $301 in 2023. The increase in gross profit as a percentage of net sales is a result of the average cost of inventory decreasing more quickly than the average selling prices as discussed above in Results of Operations, to the value-added acquisitions from 2023 having a continued positive impact on gross profit as well as the November 11, 2024 acquisition of Metal Works.

Operating expenses in 2024 increased $5.3 million, or 2.4%, to $228.1 million from $222.8 million in 2023. As a percentage of net sales, operating expenses increased to 20.5% in 2024 from 18.3% in 2023. Operating expenses increased primarily due to the November 11, 2024 acquisition of Metal Works, increased operating costs related to distribution and depreciation and the absence of year-over-year ERCs provided through CARES Act in 2023.

Operating income totaled $16.4 million, or 1.5% of net sales, in 2024 compared to operating income of $34.6 million, or 2.8% of net sales, in 2023.

Tubular and pipe products

The following table sets forth certain income statement data for the tubular and pipe products segment for the years ended December 31, 2024 and 2023 (dollars shown in thousands).

	2024		2023
		% of net sales		% of net sales
Net sales	$335,718	100.0	$369,342	100.0
Cost of materials sold (a)	219,672	65.4	247,212	66.9
Gross profit (b)	116,046	34.6	122,130	33.1
Operating expenses (c)	87,237	26.0	81,438	22.1
Operating income	$28,809	8.6	$40,692	11.0

(a) Includes $5,702 and $8,258 of LIFO income in 2024 and 2023, respectively.
(b) Gross profit is calculated as net sales less the cost of materials sold.
(c) Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Net sales decreased $33.6 million, or 9.1%, to $335.7 million in 2024 from $369.3 million in 2023. The decrease in net sales was due to a 11.4% decrease in average selling prices partially offset by a 2.6% increase in sales volume during 2024 due, in part to the CTB acquisition.

Cost of materials sold decreased $27.5 million, or 11.1%, to $219.7 million in 2024 from $247.2 million in 2023. The decrease in cost of materials sold is due to decreased metals pricing discussed above in Results of Operations. As a result of continued decreasing prices, during 2024, our tubular and pipe products segment recorded $5.7 million of LIFO income, compared to $8.3 million of LIFO income recorded in 2023.

As a percentage of net sales, gross profit (as defined in footnote (b) in the table above) increased to 34.6% in 2024 compared to 33.1% in 2023. As a percentage of net sales, the LIFO income recorded in 2024 increased gross profit by 1.7% compared to the LIFO income recorded in 2023, which increased gross profit by 2.2%.

Operating expenses (as defined in footnote (c) in the table above) increased $5.8 million, or 7.1%, to $87.2 million in 2024 from $81.4 million in 2023. As a percentage of net sales, operating expenses increased to 26.0% in 2024 compared to 22.1% in 2023. Operating expenses increased primarily due to the October 2, 2023 acquisition of CTB, partially offset by lower year-over-year variable performance based compensation.

Operating income for 2024 totaled $28.8 million, or 8.6% of net sales, compared to $40.7 million, or 11.0% of net sales, in 2023.

Corporate expenses

Corporate expenses decreased $3.4 million, or 16.6%, to $17.1 million in 2024 compared to $20.5 million in 2023. Corporate expense decreased primarily due to the absence of $3.5 million of fees related to the 2023 acquisitions of Metal-Fab and CTB and lower variable performance-based incentive compensation.

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

2024 Compared to 2023

Operating Activities

During 2024, we generated $33.7 million of cash from operations, of which $53.9 million was generated from operating activities and $20.2 million was used for working capital requirements. Net cash from operations during 2024 was primarily comprised of net income of $23.0 million and the $30.9 million addback of non-cash depreciation and amortization expense. During 2023, we generated $175.2 million of net cash from operations, of which $94.1 million was generated from working capital and $81.1 million was generated from operating activities. Net cash from operations during 2023 was primarily comprised of net income of $44.5 million and the $27.2 million addback of non-cash depreciation and amortization expense.

Working capital at December 31, 2024 totaled $448.0 million, a $25.0 million increase from December 31, 2023. The increase was primarily attributable to a $39.1 million decrease in accounts payable and outstanding checks, a $8.0 million decrease in accrued payroll and other accrued liabilities and a $0.6 million increase in inventory, offset by a $27.2 million decrease in accounts receivable and a $0.4 million decrease in prepaid expenses and other.

Investing Activities

Net cash used for investing activities was $109.4 million during 2024, compared to $190.8 million during 2023. Investment activities in 2024 included $80.0 million for the acquisition of Metal Works on November 11, 2024 and $29.5 million of capital expenditures, primarily attributable to processing equipment and automation equipment at our existing facilities. Investment activities in 2023 included $169.8 million for the acquisitions of Metal-Fab in January 2023 and CTB in October 2023 and $21.3 million of capital expenditures, primarily attributable to processing equipment at our existing facilities.

Financing Activities

During 2024, $74.4 million of cash was generated from financing activities, which primarily consisted of $82.3  million of net borrowings under our ABL Credit Facility, offset by $6.7 million of dividends paid, $1.0 million of principal payments for financing lease obligations and $0.2 million of payments for credit facility fees and expenses. During 2023, $16.7 million of cash was generated from financing activities, which primarily consisted of $24.5 million of net borrowings under our ABL Credit Facility, offset by $5.6 million of dividends paid, $1.2 million of credit facility fees and expenses and $1.0 million of principal payments for financing lease obligations.

In February 2025, our Board of Directors approved a regular quarterly dividend of $0.16 per share, which is payable on March 17, 2025 to shareholders of record as of March 3, 2025. Our Board previously approved 2024 and 2023 regular quarterly dividends of $0.150 per share and $0.125 per share, respectively, which were paid in March, June, September and December of 2024 and 2023. Dividend distributions in the future are subject to the availability of cash, limitations on cash dividends under our ABL Credit Facility and continuing determination by our Board of Directors that the payment of dividends remains in the best interest of our shareholders.

Stock Repurchase Program

In 2015, our Board of Directors authorized a stock repurchase program of up to 550,000 shares of our issued and outstanding common stock, which could include open market repurchases, negotiated block transactions, accelerated stock repurchases or open market solicitations for shares, all or some of which may be effected through Rule 10b5-1 plans. Repurchased shares will be held in our treasury, or canceled and retired as our Board of Directors may determine from time to time. Any repurchases of common stock are subject to the covenants contained in the ABL Credit Facility. Under the ABL Credit Facility, we may repurchase common stock and pay dividends up to $15.0 million in the aggregate during any trailing twelve months without restrictions. Purchases in excess of $15.0 million require us to (i) maintain availability in excess of 20.0% of the aggregate revolver commitments ($125.0 million at December 31, 2024) or (ii) to maintain availability equal to or greater than $15.0 of the aggregate revolver commitments ($93.8 million at December 31, 2024) and we must maintain a pro forma ratio of earnings before interest, taxes, depreciation and amortization, or EBITDA, minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00. The timing and amount of any repurchases under the stock repurchase program will depend upon several factors, including market and business conditions, and limitations under the ABL Credit Facility, and repurchases may be discontinued at any time. As of December 31, 2024, 360,212 shares remain authorized for repurchase under the program. There were no shares repurchased during 2024 or 2023.

At- the-Market Equity Program

On September 3, 2021, we commenced an at-the-market, or ATM, equity program under our shelf registration statement, which allows us to sell and issue up to $50 million in shares of our common stock from time to time. We entered into an Equity Distribution Agreement on September 3, 2021 with KeyBanc Capital Markets Inc., or KeyBanc, relating to the issuance and sale of shares of common stock pursuant to the program. KeyBanc is not required to sell any specific amount of securities but will act as our sales agent using commercially reasonable efforts consistent with its normal trading and sales practices, on mutually agreed terms between KeyBanc and us. KeyBanc will be entitled to compensation for shares sold pursuant to the program of 2.0% of the gross proceeds of any shares of common stock sold under the Equity Distribution Agreement. No shares were sold under the ATM program during 2024 or 2023.

Debt Arrangements

We are parties to a Third Amended and Restated Loan and Security Agreement, as amended, which provides for a $625 million ABL Credit Facility consisting of: (i) a revolving credit facility of up to $595 million, including a $20 million sub-limit for letters of credit, and (ii) a first in, last out revolving credit facility of up to $30 million. Under the terms of the ABL Credit Facility, we may, subject to the satisfaction of certain conditions, request additional commitments under the revolving credit facility in the aggregate principal amount of up to $200 million to the extent that existing or new lenders agree to provide such additional commitments and add real estate as collateral at our discretion. The ABL Credit Facility matures on June 16, 2026.

The ABL Credit Facility contains customary representations and warranties and certain covenants that limit our ability to, among other things: (i) incur or guarantee additional indebtedness; (ii) pay distributions on, redeem or repurchase capital stock or redeem or repurchase subordinated debt; (iii) make investments; (iv) sell assets; (v) enter into agreements that restrict distributions or other payments from restricted subsidiaries to us; (vi) incur or suffer to exist liens securing indebtedness; (vii) consolidate, merge or transfer all or substantially all of their assets; and (viii) engage in transactions with affiliates. In addition, the ABL Credit Facility contains a financial covenant which provides that: (i) if any commitments or obligations are outstanding and our availability is less than the greater of $30 million or 10.0% of the aggregate amount of revolver commitments ($62.5 million at December 31, 2024) or 10.0% of the aggregate borrowing base ($47.0 million at December 31, 2024), then we must maintain a ratio of EBITDA minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00 for the most recent twelve fiscal month period.

We have the option to borrow under its revolver based on the agent’s base rate plus a premium ranging from 0.00% to 0.25% or the Secured Overnight Financing Rate, or SOFR, plus a premium ranging from 1.25% to 2.75%.

As of December 31, 2024, we were in compliance with our covenants and had approximately $192.8 million of availability under the ABL Credit Facility.

As of December 31, 2024, $1.1 million of bank financing fees were included in “Prepaid expenses and other” and “Other long-term assets” on the accompanying Consolidated Balance Sheets. The financing fees are being amortized over the five-year term of the ABL Credit Facility and are included in “Interest and other expense on debt” on the accompanying Consolidated Statements of Comprehensive Income.

On August 15, 2024, we entered into a two-year forward starting fixed rate interest rate hedge in order to eliminate the variability of cash interest payments on $75 million of the outstanding SOFR based borrowings under the ABL Credit Facility. The interest rate hedge fixed the rate at 3.82%. Although we are exposed to credit losses in the event of nonperformance by the other party to the interest rate hedge agreement, we anticipate performance by the counterparty.

Contractual and Other Obligations

The following table reflects the material cash requirements for our contractual and other obligations as of December 31, 2024. We believe that funds available under our ABL Credit Facility, together with funds generated from operations, will be sufficient to provide us with the liquidity necessary to satisfy these obligations in the short term over the next 12 months and also in the long term beyond the next 12 months.

Contractual and Other Obligations			Less than			More than
(amounts in thousands)		Total	1 year	1-3 years	3-5 years	5 years
Long-term debt obligations	(a)	272,456	$-	$272,456	$-	$-
Interest obligations	(b)	22,950	15,697	7,253	-	-
Finance lease obligations	(c)	2,821	976	1,313	524	8
Unrecognized tax positions	(d)	293	111	182	-	-
Other long-term liabilities	(e)	22,857	3,944	11,432	5,253	2,228
Total contractual and other obligations		$321,377	$20,728	$292,636	$5,777	$2,236

(a)	See Note 9 to the Consolidated Financial Statements.
(b)	Future interest obligations are calculated using the debt balances and interest rates in effect on December 31, 2024.
(c)	See Note 8 to the Consolidated Financial Statements.
(d)	See Note 14 to the Consolidated Financial Statements. Classification is based on expected settlement dates and the expiration of certain statutes of limitations.
(e)	Consists of retirement liabilities, long-term cash incentives and deferred compensation payable in future years.

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

Other than derivative instruments discussed in Note 10 to the Consolidated Financial Statements, as of December 31, 2024, we had no material off-balance sheet arrangements.

Effects of Inflation

Inflation generally affects us by increasing the cost of employee wages and benefits, transportation services, energy, borrowings under our credit facility, processing equipment, and purchased metals. Although general inflation, excluding increases in the price of metals, increased labor and interest rates, has increased during 2024, it has not had a material effect on our financial results during the past three years, but may have a significant impact in future years.

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

Certain inventoried products of our tubular and pipe segment are stated under the LIFO method. At December 31, 2024, and December 31, 2023, approximately $31.3 million, or 8.0% of consolidated inventory, and $38.2 million, or 9.9% of consolidated inventory, respectively, was reported under the LIFO method of accounting. The cost of the remainder of our tubular and pipe product segment’s inventory is determined using a weighted average rolling first-in, first-out (FIFO) method.

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

Impact of Recently Issued Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2024-03 "Income Statement-Reporting Comprehensive Income (Topic 220): Disaggregation of Income Statement Expenses". The objective of this ASU is to enhance transparency into the nature and function of income statement expenses. The amendments require that, on an annual and interim basis, entities disclose disaggregated operating expense information about specific categories, including purchases of inventory, employee compensation, depreciation and amortization. This ASU is effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027, with early adoption permitted. We are in the process of evaluating the effect of this new guidance on the related disclosures.

In December 2023, the FASB issued ASU No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures". The objective of this ASU is to improve the information a reporting entity provides to users of financials statements about the entity's operations and the effects of related tax risks and tax planning on the entity's tax rate and potential future cash flows. This ASU enhances disclosures regarding the rate reconciliation, income taxes paid and other items. This ASU is effective for annual periods beginning after December 15, 2024 for public business entities. We are not an early adopter of this guidance and its impacts are not included prospectively or retrospectively on our Consolidated Financial Statements included in this Annual Report on Form 10-K.

In November 2023, FASB issued ASU No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure".  The objective of this ASU is to enhance the disclosures a public entity provides about their reportable segments. The ASU does not amend any of the existing guidance or requirements in Topic 280, Segment Reporting. Under this ASU, public entities must disclose incremental segment information on both an annual and interim basis.  This ASU is effective for annual periods beginning after December 15, 2023 and interim periods beginning after December 15, 2024, applied retroactively. The adoptions of this ASU in this Annual Report on Form 10-K did not have a material impact on our Consolidated Financial Statements.

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”. The objective of this ASU is to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments in this ASU are elective and apply to all entities, subject to meeting certain criteria, that have contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. Then in December 2022, the FASB issued ASU No. 2022-06, “Deferral of the Sunset Date of Topic 848,” which amends and extends the sunset date to December 31, 2024. We adopted this ASU in the first quarter of 2024 for the modification of the ABL Credit Facility and the corresponding interest rate hedge, which did not have a material impact on our Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal raw materials are carbon, coated and stainless steel, and aluminum, pipe and tube, flat rolled coil, sheet and plate that we typically purchase from multiple primary metals producers. The metals industry as a whole is cyclical and, at times, pricing and availability of metals can be volatile due to numerous factors beyond our control, including general domestic and international economic conditions, the levels of metals imported into the United States, labor costs, sales levels, competition, levels of inventory held by other metals service centers, consolidation of metals producers, new global capacity by metals producers, higher raw material costs for the producers of metals, import duties and tariffs, including the proposed reinstatement of tariffs on steel and increases to aluminum announced in February 2025, and currency exchange rates. This volatility can significantly affect the availability and cost of raw materials for us.

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

Approximately 49%, 48% and 52% of our consolidated net sales in 2024, 2023 and 2022, respectively, were directly related to industrial machinery and equipment manufacturers and their fabricators.

Inflation generally affects us by increasing the cost of employee wages and benefits, transportation services, energy, borrowings under our credit facility, processing equipment, and purchased metals. Although general inflation, excluding increases in the price of metals and increased labor and distribution expense, has increased during 2024, it has not had a material effect on our financial results during the past three years, but may have a significant impact in future years.

We are exposed to the impact of fluctuating metals prices and interest rate changes. During 2024, 2023 and 2022, we entered into metals swaps at the request of customers. These derivatives have not been designated as hedging instruments. For certain customers, we enter into contractual relationships that entitle us to pass-through the economic effect of trading positions that we take with other third parties on our customers’ behalf.

Our primary interest rate risk exposure results from variable rate debt. If interest rates in the future were to increase 100 basis points (1.0%) from December 31, 2024 rates and, assuming no change in total debt from December 31, 2024 levels, the additional annual interest expense to us would be approximately $2.0 million. We have the option to enter into 30- to 180-day fixed base rate SOFR loans under the revolving credit facility provided by our ABL Credit Facility.

On August 15, 2024, we entered into a two-year interest rate swap that locked the interest rate at 3.82% on $75 million of our revolving debt. The interest rate swap expires on August 15, 2026.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Olympic Steel, Inc.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Olympic Steel, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Olympic Steel, Inc. (an Ohio corporation) and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of comprehensive income,  shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 21, 2025, expressed an unqualified opinion.

Basis for opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

February 21, 2025

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Olympic Steel, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Olympic Steel, Inc. (an Ohio corporation) and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2024, and our report dated February 21, 2025 expressed an unqualified opinion on those financial statements.

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

Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of Metal Works, LLC, a wholly-owned subsidiary, whose financial statements reflect total assets and revenues constituting 7.9 and 0.2 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2024. As indicated in Management’s Report, Metal Works, LLC was acquired during 2024. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of Metal Works, LLC.

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

February 21, 2025

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, our management used the criteria established in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management's assessment of and conclusion on the effectiveness of its internal control over financial reporting did not include the internal controls of the company it acquired during the fiscal 2024 which were included in the 2024 consolidated financial statements. The acquired company constituted $80.3 million, or 7.9%, of our total assets as of December 31, 2024, and $4.7 million, or 0.2%, of net sales for the year ended December 31, 2024.

Based on our assessment, we concluded that, as of December 31, 2024, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report, which appears herein.

Olympic Steel, Inc.

Consolidated Statements of Comprehensive Income

For The Years Ended December 31,

(in thousands, except per share data)

	2024	2023	2022

Net sales	$1,941,672	$2,158,163	$2,559,990

Costs and expenses
Cost of materials sold (excludes items shown separately below)	1,490,491	1,684,663	2,073,930
Warehouse and processing	128,770	122,212	104,668
Administrative and general	113,044	122,239	114,004
Distribution	67,467	66,979	60,529
Selling	46,643	41,436	40,174
Occupancy	17,268	16,520	13,200
Depreciation	24,548	21,545	17,285
Amortization	5,582	4,898	2,453
Total costs and expenses	1,893,813	2,080,492	2,426,243
Operating income	47,859	77,671	133,747
Other loss, net	93	78	45
Income before interest and income taxes	47,766	77,593	133,702
Interest and other expense on debt	16,461	16,006	10,080
Income before income taxes	31,305	61,587	123,622
Income tax provision	8,325	17,058	32,691
Net income	$22,980	$44,529	$90,931

Gain (loss) on cash flow hedges	199	(1,693)	4,409
Tax effect of hedges	(50)	423	(1,102)
Total comprehensive income	$23,129	$43,259	$94,238

Net income per share - basic	$1.97	$3.85	$7.87
Weighted average shares outstanding - basic	11,677	11,573	11,551
Net income per share - diluted	$1.97	$3.85	$7.87
Weighted average shares outstanding - diluted	11,677	11,578	11,559

Dividends declared per share of common stock	$0.60	$0.50	$0.36

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Consolidated Balance Sheets

As of December 31,

(in thousands)

	2024	2023
Assets
Cash and cash equivalents	$11,912	$13,224
Accounts receivable, net	166,149	191,149
Inventories, net (includes LIFO reserves of $6,341 and of $12,043 as of December 31, 2024 and 2023, respectively)	390,626	386,535
Prepaid expenses and other	11,904	12,261
Total current assets	580,591	603,169
Property and equipment, at cost	519,702	483,448
Accumulated depreciation	(315,866)	(297,340)
Net property and equipment	203,836	186,108
Goodwill	83,818	52,091
Intangible assets, net	118,111	92,621
Other long-term assets	21,204	16,466
Right-of use assets, net	36,936	34,380
Total assets	$1,044,496	$984,835

Liabilities
Accounts payable	$80,743	$119,718
Accrued payroll	24,184	30,113
Other accrued liabilities	21,846	22,593
Current portion of lease liabilities	5,865	7,813
Total current liabilities	132,638	180,237
Credit facility revolver	272,456	190,198
Other long-term liabilities	22,484	20,151
Deferred income taxes	11,049	11,510
Lease liabilities	31,945	27,261
Total liabilities	470,572	429,357

Commitments and contingencies (Note 14)

Shareholders' Equity
Preferred stock, without par value, 5,000 shares authorized, no shares issued or outstanding	-	-
Common stock, without par value, 20,000 shares authorized; 11,136 and 11,133 issued; 11,136 and 11,133 shares outstanding	138,538	136,541
Accumulated other comprehensive income	190	41
Retained earnings	435,196	418,896
Total shareholders' equity	573,924	555,478
Total liabilities and shareholders' equity	$1,044,496	$984,835

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Consolidated Statements of Cash Flows

For The Years Ended December 31,

(in thousands)

	2024	2023	2022

Net income	$22,980	$44,529	$90,931
Adjustments to reconcile net income to net cash from (used for) operating activities -
Depreciation and amortization	30,913	27,176	20,206
Loss (gain) on disposition of property and equipment	199	(133)	(2,185)
Stock-based compensation	1,997	1,817	1,297
Other long-term assets	(7,922)	(1,257)	1,304
Deferred income taxes and other long-term liabilities	5,747	8,950	235
	53,914	81,082	111,788
Changes in working capital:
Accounts receivable	27,166	44,576	64,781
Inventories	(640)	51,538	68,098
Prepaid expenses and other	357	(2,324)	792
Accounts payable	(39,567)	10,568	(52,274)
Change in outstanding checks	429	1,576	5,071
Accrued payroll and other accrued liabilities	(7,980)	(11,857)	(12,403)
	(20,235)	94,077	74,065
Net cash from operating activities	33,679	175,159	185,853

Cash flows from (used for) investing activities:
Acquisitions	(80,000)	(169,768)	-
Capital expenditures	(29,487)	(21,326)	(19,854)
Proceeds from disposition of property and equipment	61	251	3,293
Net cash used for investing activities	(109,426)	(190,843)	(16,561)

Cash flows from (used for) financing activities:
Credit facility revolver borrowings	681,852	743,030	685,269
Credit facility revolver repayments	(599,594)	(718,490)	(847,375)
Principal payments under finance lease obligation	(990)	(1,039)	(703)
Credit facility fees and expenses	(153)	(1,216)	(100)
Dividends paid	(6,680)	(5,566)	(4,006)
Net cash from (used for) financing activities	74,435	16,719	(166,915)

Cash and cash equivalents:
Net change	(1,312)	1,035	2,377
Beginning balance	13,224	12,189	9,812
Ending balance	$11,912	$13,224	$12,189

The accompanying notes are an integral part of these consolidated statements..

Olympic Steel, Inc.

Supplemental Disclosures of Cash Flow Information

For The Years Ended December 31,

(in thousands)

	2024	2023	2022

Interest paid	$15,273	$14,965	$9,635
Income taxes paid	$10,045	$13,603	$33,404

The Company incurred new leasing obligations of $0.8 million, $15.0 million and $5.5 million during the years ended December 31, 2024, 2023 and 2022, respectively. These non-cash transactions have been excluded from the Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022.

The accompanying notes are an integral part of these consolidated statements

Olympic Steel, Inc.

Consolidated Statements of Shareholders’ Equity

For The Years Ended December 31,

(in thousands)

	Common Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total Equity

Balance at December 31, 2021	$133,427	$(1,996)	$293,008	$424,439

Net income	$-	$-	$90,931	$90,931
Payment of dividends	-	-	(4,006)	(4,006)
Stock-based compensation	1,297	-	-	1,297
Change in fair value of hedges	-	3,307	-	3,307
Balance at December 31, 2022	$134,724	$1,311	$379,933	$515,968

Net income	$-	$-	$44,529	$44,529
Payment of dividends	-	-	(5,566)	(5,566)
Stock-based compensation	1,817	-	-	1,817
Change in fair value of hedges	-	(1,270)	-	(1,270)
Balance at December 31, 2023	$136,541	$41	$418,896	$555,478

Net income	$-	$-	$22,980	$22,980
Payment of dividends	-	-	(6,680)	(6,680)
Stock-based compensation	1,997	-	-	1,997
Change in fair value of hedges	-	149	-	149
Balance at December 31, 2024	$138,538	$190	$435,196	$573,924

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Notes to Consolidated Financial Statements

For The Years Ended December 31, 2024, 2023 and 2022

1.	Summary of Significant Accounting Policies:

Nature of Business

The Company operates in three reportable segments: specialty metals flat products, carbon flat products, and tubular and pipe products. The specialty metals flat products segment and the carbon flat products segment are at times consolidated and referred to as the flat products segments. Certain of the flat products segments’ assets and resources are shared by the specialty metals and carbon flat products segments, and both segments’ products are stored in the shared facilities and, in some locations, processed on shared equipment. As such, total assets and capital expenditures are reported in the aggregate for the flat products segment. Due to the shared assets and resources, certain of the flat products segment expenses are allocated between the specialty metals flat products segment and the carbon flat products segment based upon an established allocation methodology. The Company is a leading metals service center focused on the direct sale and value-added processing of carbon and coated steel, plate and coil products; stainless steel sheet, plate, bar and coil; aluminum sheet, plate and coil; pipe, tube bar, valves and fittings, tin plate and metal-intensive end-use products. The specialty metals flat products segment sells and distributes processed aluminum and stainless flat-rolled sheet and coil products, flat bar products, prime tin mill products and fabricated parts. Through acquisitions, the specialty metals flat products segment has expanded its geographic footprint and enhanced its product offerings in stainless steel and aluminum plate, sheet, angles, rounds, flat bar, tubing and pipe, stainless steel bollards and water treatment systems.  The carbon flat products segment sells and distributes large volumes of processed carbon and coated flat-rolled sheet, coil and plate products and fabricated parts. Through acquisitions, our carbon flat products segment has expanded its product offerings to include self-dumping metal hoppers and steel and stainless-steel dump inserts for pickup truck and service truck beds. Through the acquisition of Metal-Fab, Inc. (Metal-Fab) on January 3, 2023, the carbon flat products segment further expanded its product offerings to include venting, micro air and clean air products for residential, commercial and industrial applications. With the recent acquisition of Metal Works, LLC (Metal Works) on  November 11, 2024, the carbon flat products segment further expanded its product offerings to include the manufacture of service station canopies, deck clips, long gutters, trim and boat docks, as well as solar canopy and ground racking components. The tubular and pipe product segment distributes metal tubing, pipe, bar, valves and fittings and the fabrication of parts, tube and bar products, including round, square, rectangular and special shaped tubes supplied to various industrial markets. Through the acquisition of Central Tube and Bar, Inc. (CTB) on October 2, 2023, the tubular and pipe products segment further expanded its geographic footprint and extended its value-added contract manufacturing capabilities.

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

Concentration Risks

The Company is a major customer of flat-rolled coil and plate and tubular and pipe steel for many of its principal suppliers, but is not dependent on any one supplier. The Company purchased approximately 38%, 40% and 39% of its total steel tonnage requirements from its three largest suppliers in 2024, 2023 and 2022, respectively.

The Company has a diversified customer and geographic base, which reduces the inherent risk and cyclicality of its business. The concentration of net sales to the Company’s top 20 customers approximated 28%, 29% and 26% of consolidated net sales in 2024, 2023 and 2022, respectively. In addition, the Company’s largest customer accounted for approximately 3% of consolidated net sales in each of 2024, 2023 and 2022. Sales to industrial machinery and equipment manufacturers and their fabricators accounted for 49%, 48% and 52% of consolidated net sales in 2024, 2023 and 2022, respectively.

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

Level 1– Quoted prices in active markets for identical assets or liabilities.

Level 2– Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3– Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

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

Certain of the Company’s tubular and pipe products inventory is stated under the LIFO method. At December 31, 2024 and December 31, 2023, approximately $31.3 million, or 8.0% of consolidated inventory, and $38.2 million, or 9.9% of consolidated inventory, respectively, was reported under the LIFO method of accounting. The cost of the remainder of tubular and pipe product segment’s inventory is determined using a weighted average rolling first-in, first-out (FIFO) method.

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

The Company had no material unrecognized tax benefits as of or during the year ended December 31, 2024. The Company expects no significant increases or decrease in unrecognized tax benefits due to changes in tax positions within one year of December 31, 2024.

Revenue Recognition

The Company's contracts with customers are comprised of purchase orders with standard terms and conditions. Occasionally, the Company may also have longer-term agreements with customers. Substantially all of the contracts with customers require the delivery of metals, which represent single performance obligations that are satisfied upon transfer of control of the product to the customer.

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

Impact of Recently Issued Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2024-03, "Income Statement-Reporting Comprehensive Income (Topic 220): Disaggregation of Income Statement Expenses". The objective of this ASU is to enhance transparency into the nature and function of income statement expenses. The amendments require that, on an annual and interim basis, entities disclose disaggregated operating expense information about specific categories, including purchases of inventory, employee compensation, depreciation and amortization. This ASU is effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027, with early adoption permitted. The Company in the process of evaluating the effect of this new guidance on the related disclosures.

In December 2023, the FASB issued ASU No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures". The objective of this ASU is to improve the information a reporting entity provides to users of financials statements about the entity's operations and the effects of related tax risks and tax planning on the entity's tax rate and potential future cash flows. This ASU enhances disclosures regarding the rate reconciliation, income taxes paid and other items. This ASU is effective for annual periods beginning after December 15, 2024 for public business entities. The Company is not an early adopter of this guidance and its impacts are not included prospectively or retrospectively in the Company's Consolidated Financial Statements included in this Annual Report on Form 10-K.

In November 2023, the FASB issued ASU No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure".  The objective of this ASU is to enhance the disclosures a public entity provides about their reportable segments. The ASU does not amend any of the existing guidance or requirements in Topic 280, Segment Reporting. Under this ASU, public entities must disclose incremental segment information on both an annual and interim basis.  This ASU is effective for annual periods beginning after December 15, 2023 and interim periods beginning after December 15, 2024, applied retroactively. The adoption of this ASU in this Annual Report on Form 10-K did not have a material impact on the Company's Consolidated Financial Statements.

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”. The objective of this ASU is to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments in this ASU are elective and apply to all entities, subject to meeting certain criteria, that have contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. Then in December 2022, the FASB issued ASU No. 2022-06, “Deferral of the Sunset Date of Topic 848,” which amends and extends the sunset date to December 31, 2024. We adopted this ASU in the first quarter of 2023 for the modification of the asset-based credit facility (the ABL Credit Facility) and the corresponding interest rate hedge.  The adoption of the standard did not have a material impact on the Company's Consolidated Financial Statements.

2.	Acquisitions

On  November 11, 2024, the Company acquired substantially all of the net assets of Metal Works for a cash purchase price of $80.0 million. Metal Works, headquartered in Oakwood, Georgia, is a manufacturer of service station canopies and the business also manufactures deck clips, long gutters, trim and boat docks, as well as solar canopy and ground racking components. During 2024, the Company incurred $0.2 million of direct acquisition-related costs, which are included in "Administrative and general" in the Consolidated Statements of Comprehensive Income.

On  October 2, 2023, the Company acquired all membership interest of CTB. CTB, headquartered in Conway, Arkansas, is a fabricator of tube and bar products which services the transportation, agricultural, commercial furniture and data center construction industries. The Company paid total cash consideration of $40.3 million, consisting of a base purchase price of $37.8 million and a working capital adjustment of $2.5 million.  During 2023, the Company incurred $0.9 million of direct acquisition-related costs, which are included in "Administrative and general" in the Consolidated Statements of Comprehensive Income.

On  January 3, 2023, the Company acquired all the outstanding shares of capital stock of Metal-Fab. Metal-Fab, headquartered in Wichita, Kansas, is a manufacturer of venting, micro air and clean air products for residential and industrial applications. The Company paid total cash consideration of $131.2 million, consisting of a base purchase price of $131.0 million and a cash adjustment of $0.2 million.  During 2023, the Company incurred $2.6 million of direct acquisition-related costs, which are included in "Administrative and general" in the Consolidated Statements of Comprehensive Income, and $2.1 million of non-recurring amortization of inventory fair market value adjustments, which are included in "Cost of materials sold" in the Consolidated Statements of Comprehensive Income.

Each acquisition was funded with borrowings under the ABL Credit Facility.

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

Details of Acquisition (in thousands)	Metal Works As of November 11, 2024	CTB As of October 2, 2023	Metal-Fab As of January 3, 2023
Assets acquired
Cash and cash equivalents	$-	$-	$1,728
Accounts receivable, net	2,166	5,339	10,597
Prepaid expenses and other	2	-	740
Inventories, net	3,451	3,906	17,236
Property and equipment	13,662	16,193	20,408
Goodwill	31,727	8,401	33,194
Intangible assets	29,890	9,590	54,740
Right-of-use and other long-term assets	-	917	6,930
Total assets acquired	80,898	44,346	145,573
Total liabilities assumed	(898)	(4,054)	(14,369)
Cash paid	$80,000	$40,292	$131,204

The accompanying Consolidated Statements of Comprehensive Income include the revenues and expenses of Metal Works, CTB and Metal-Fab since  November 11, 2024,  October 2, 2023 and  January 3, 2023, respectively.  Metal Work's and Metal-Fab's operations are included within the carbon flat-rolled segment and CTB's operations are included within the tubular and pipe segment. The combined net sales for the 2024 and 2023 acquisitions totaled $4.7 million and $110.3 million, respectively.

In connection with the acquisition of Metal Works, the Company identified and valued certain intangible assets, including the Metal Works trade name, internally developed technology and know-how, restrictive covenants and customer relationships. The intangible assets were valued on the premise of highest and best use to a market participant, primarily utilizing the income approach valuation methodology. The trade name intangible asset was valued at $5.2 million, and the useful life was determined to be indefinite primarily due to their history, reputation in the marketplace, the Company's expectation that the trade name will continue to be used, and the conclusion that there are currently no other factors identified that would limit their useful life. The internally developed technology and know-how intangible asset was valued at $1.9 million, and the useful life was determined to be 10 years. The non-compete agreements intangible assets were valued at $0.9 million, and the useful life was determined to be the length of the non-compete agreements, or five years. The customer relationships intangible assets were valued at $21.9 million, and the useful life was determined to be 15 years, based primarily on the consistent and predictable revenue source associated with the existing customer base, the present value of which extends through the 15-year amortization period.

In connection with the acquisition of CTB, the Company identified and valued certain intangible assets, including the CTB trade name, internally developed technology and know-how, restrictive covenants and customer relationships.  The intangible assets were valued on the premise of highest and best use to a market participant, primarily utilizing the income approach valuation methodology.  The trade name intangible asset was valued at $4.0 million, and the useful life was determined to be indefinite primarily due to their history, reputation in the marketplace, the Company's expectation that the trade name will continue to be used, and the conclusion that there are currently no other factors identified that would limit their useful life.  The internally developed technology and know-how intangible asset was valued at $1.7 million, and the useful life was determined to be 10 years.  The non-compete agreements intangible asset was valued at $0.4 million, and the useful life was determined to be the length of the non-compete agreements, or five years.  The customer relationships intangible asset was valued at $3.5 million, and the useful life was determined to be 10 years, based primarily on the consistent and predictable revenue source associated with the existing customer base, the present value of which extends through the 10-year amortization period.

In connection with the acquisition of Metal-Fab, the Company identified and valued certain intangible assets, including the Metal-Fab trade name, internally developed technology and know-how, restrictive covenants and customer relationships.  The intangible assets were valued on the premise of highest and best use to a market participant, primarily utilizing the income approach valuation methodology.  The trade name intangible asset was valued at $11.5 million, and the useful life was determined to be indefinite primarily due to their history and reputation in the marketplace, the Company's expectation that the trade name will continue to be used, and the conclusion that there are currently no other factors identified that would limit their useful life.  The internally developed technology and know-how intangible asset was valued at $5.3 million, and the useful life was determined to be 15 years.  The non-compete agreements intangible asset was valued at $1.4 million, and the useful life was determined to be the length of the non-compete agreements, which range from two to five years.  The customer relationships intangible asset was valued at $36.5 million, and the useful life was determined to be 26 years, based primarily on the consistent and predictable revenue source associated with the existing customer base, the present value of which extends through the 26-year amortization period.

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

The pro forma results have been presented for comparative purposed only and are not indicative of what would have occurred had the acquisition been made on January 1, 2022, or of any potential results that may occur in the future.  The Metal Works and CTB acquisitions were not considered to be material for a pro forma historical analysis.

	For the twelve months ended December 31, 2022

	Historical OSI	Historical Metal-Fab	Pro Forma Adjustments	Pro Forma Combined
(in thousands, except per share amounts)
Pro forma:
Net sales	$2,559,990	$95,528	$736	$2,656,254
Net income (loss)	90,931	16,538	(12,850)	94,619

Basic earnings per share	7.87	1.43	(1.11)	8.19
Diluted earnings per share	7.87	1.43	(1.11)	8.19

3.	Revenue Recognition

The Company provides metals processing, distribution and delivery of large volumes of processed carbon, coated flat-rolled sheet, coil and plate products, aluminum, and stainless flat-rolled products, prime tin mill products, flat bar products, metal tubing, pipe, bar, valves, fittings, fabricated parts and metal-intensive end-use products. The Company's contracts with customers are comprised of purchase orders with standard terms and conditions. Occasionally the Company may also have longer-term agreements with customers. Substantially all of the contracts with customers require the delivery of metals, which represent single performance obligations that are satisfied at a point in time upon transfer of control of the product to the customer.

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

Within the metals industry, revenue is frequently disaggregated by products sold. The tables below disaggregates the Company’s revenues by segment and products sold for the year ended December 31, 2024, 2023 and 2022, respectively.

	Disaggregated Revenue by Products Sold
	For the Twelve Months Ended December 31, 2024
	Carbon flat products	Specialty metals flat products	Tubular and pipe products	Total
Hot Rolled	28.0%	-	-	28.0%
Plate	11.2%	-	-	11.2%
Cold Rolled	4.3%	-	-	4.3%
Coated	12.4%	-	-	12.4%
Specialty	-	25.6%	-	25.6%
Pipe & Tube	-	-	17.3%	17.3%
Other	1.2%	-	-	1.2%
Total	57.1%	25.6%	17.3%	100.0%

	Disaggregated Revenue by Products Sold
	For the Twelve Months Ended December 31, 2023
	Carbon flat products	Specialty metals flat products	Tubular and pipe products	Total
Hot Rolled	28.8%	-	-	28.8%
Plate	12.9%	-	-	12.9%
Cold Rolled	4.0%	-	-	4.0%
Coated	10.3%	-	-	10.3%
Specialty	-	26.3%	-	26.3%
Pipe & Tube	-	-	17.1%	17.1%
Other	0.6%	-	-	0.6%
Total	56.6%	26.3%	17.1%	100.0%

	Disaggregated Revenue by Products Sold
	For the Twelve Months Ended December 31, 2022
	Carbon flat products	Specialty metals flat products	Tubular and pipe products	Total
Hot Rolled	29.8%	-	-	29.8%
Plate	13.3%	-	-	13.3%
Cold Rolled	4.7%	-	-	4.7%
Coated	4.5%	-	-	4.5%
Specialty	-	30.3%	-	30.3%
Pipe & Tube	-	-	16.7%	16.7%
Other	0.7%	0.0%	-	0.7%
Total	53.0%	30.3%	16.7%	100.0%

4.	Accounts Receivable:

Accounts receivable are presented net of allowances for credit losses and unissued credits of $3.7 million and $4.2 million as of December 31, 2024 and 2023, respectively. Credit loss expense totaled $0.3 million and $2.2 million in 2024 and 2022 respectively, and credit loss income totaled $0.4 million in 2023. The allowance for credit losses is maintained at a level considered appropriate based on historical experience, specific customer collection issues that have been identified, current market conditions and estimates for supportable forecasts when appropriate. Estimations are based upon a calculated percentage of accounts receivable, which remains fairly level from year to year, and judgments about the probable effects of economic conditions on certain customers, which can fluctuate significantly from year to year. The Company cannot guarantee that the rate of future credit losses will be similar to past experience. The Company considers all available information when assessing the adequacy of its allowance for credit losses and unissued credits.

5.	Inventories:

Inventories consisted of the following:

	As of December 31,
(in thousands)	2024	2023
Unprocessed	$273,668	$282,565
Processed and finished	116,958	103,970
Total	$390,626	$386,535

At  December 31, 2024 and  December 31, 2023, approximately $31.3 million, or 8.0% of consolidated inventory, and $38.2, or 9.9% of consolidated inventory, respectively, was reported under the LIFO method of accounting.

During 2024, the Company recorded $5.7 million of LIFO income as a result of decreased metals pricing during 2024. The LIFO income increased the Company’s inventory balance and decreased its cost of materials sold. During 2023, the Company recorded $8.3 million of LIFO income as a result of decreased metals pricing during 2023. The LIFO income increased the Company’s inventory balance and decreased its cost of materials sold.

The Company's tubular and pipe inventory quantities were reduced during 2024 and 2023, resulting in a liquidation of LIFO inventory layers (a LIFO decrement). A LIFO decrement results in the erosion of layers created in earlier years, and, therefore, a LIFO layer is not created for years that have decrements. For the years ended December 31, 2024 and 2023, the effect of the LIFO decrement impacted cost of materials sold by an immaterial amount.

If the FIFO method had been in use, inventories would have been $6.3 million and $12.0 million higher than reported at December 31, 2024 and 2023, respectively.

6.	Property and Equipment:

Property and equipment consists of the following:

(in thousands)	Depreciable Lives	December 31, 2024	December 31, 2023

Land	-	$18,161	$16,676
Land improvements	5 - 10	4,825	4,685
Buildings and improvements	7 - 30	164,545	158,335
Machinery and equipment	2 - 15	275,006	254,777
Furniture and fixtures	3 - 7	6,932	6,849
Computer software and equipment	2 - 5	26,770	26,787
Vehicles	2 - 5	5,688	5,112
Financing lease	-	4,812	5,686
Construction in progress	-	12,963	4,541
		519,702	483,448
Less accumulated depreciation and accumulated amortization of financing leases		(315,866)	(297,340)
Net property and equipment		$203,836	$186,108

Leasehold improvements are included with buildings and improvements and are depreciated over the life of the lease or seven years, whichever is less.

Construction in progress as of December 31, 2024 and 2023 primarily consisted of payments for additional processing equipment, equipment and building upgrades to our existing facilities that were not yet placed into service.

7.	Goodwill and Intangible Assets:

The Company’s intangible assets were recorded in connection with its acquisitions of Metal Works in 2024, CTB and Metal-Fab in 2023, Shaw Stainless & Alloy, Inc. in 2021, Action Stainless & Alloys, Inc. in 2020, EZ Dumper® hydraulic dump inserts and McCullough Industries in 2019, Berlin Metals, LLC in 2018 and Chicago Tube and Iron (CTI) in 2011. The intangible assets were evaluated on the premise of highest and best use to a market participant, primarily utilizing the income approach valuation methodology.

Goodwill, by reportable unit, was as follows as of December 31, 2024 and December 31, 2023, respectively. The goodwill is deductible for tax purposes.

(in thousands)	Carbon Flat Products	Specialty Metals Flat Products	Tubular and Pipe Products	Total
Balance as of December 31, 2022	1,065	9,431	-	10,496
Acquisitions	33,194	-	8,401	41,595
Impairments	-	-	-	-
Balance as of December 31, 2023	$34,259	$9,431	$8,401	$52,091
Acquisitions	31,727	-	-	31,727
Impairments	-	-	-	-
Balance as of December 31, 2024	$65,986	$9,431	$8,401	$83,818

Intangible assets, net, consisted of the following as of  December 31, 2024 and 2023, respectively:

	As of Balance at December 31, 2024
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net

Customer relationships - subject to amortization	$84,459	$(18,513)	$65,946
Covenant not to compete - subject to amortization	3,229	(1,110)	2,119
Technology and know-how - subject to amortization	8,900	(922)	7,978
Trade name - not subject to amortization	42,068	-	42,068
	$138,656	$(20,545)	$118,111

	As of December 31, 2023
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net

Customer relationships - subject to amortization	$62,559	$(15,084)	$47,475
Covenant not to compete - subject to amortization	2,339	(679)	1,660
Technology and know-how - subject to amortization	7,000	(382)	6,618
Trade name - not subject to amortization	36,868	-	36,868
	$108,766	$(16,145)	$92,621

The useful life of the customer relationships was determined to be ten to 26 years, based primarily on the consistent and predictable revenue source associated with the existing customer base, the present value of which extends through the amortization period. The useful life of the non-compete agreements was determined to be the length of the non-compete agreements, which range from two to five years. The useful life of the technology and know-how was determined to be 10 to 15 years. The useful life of the trade names was determined to be indefinite primarily due to their history and reputation in the marketplace, the Company’s expectation that the trade names will continue to be used, and the conclusion that there are currently no other factors identified that would limit their useful life. The Company will continue to evaluate the useful life assigned to its amortizable customer relationships and noncompete agreements in future periods.

During 2024, a qualitative test was performed for goodwill and the other indefinitely lived intangible assets and no indication of impairment was identified. During 2023, a quantitative test was performed for goodwill and the other indefinitely lived intangible assets and no indication of impairment was identified.

The Company estimates that amortization expense for its intangible assets subject to amortization will be approximately $6.1 million per year for the next year, $5.6 million for the next year, $5.1 million for the next year, $4.8 million for the next year, $4.7 million for the next year and then $3.9 million per year thereafter.

8.	Leases:

The Company leases warehouses and office space, industrial equipment, office equipment, vehicles, industrial gas tanks and forklifts from other parties. The Company determines if a contract contains a lease when the contract conveys the right to control the use of identified assets for a period of time in exchange for consideration. Upon identification and commencement of a lease, the Company establishes a right-of-use (ROU) asset and a lease liability. Operating leases are included in ROU assets, current portion of lease liabilities, and lease liabilities on the accompanying Consolidated Balance Sheets. Financing leases are included in property and equipment, other accrued liabilities and other long-term liabilities.

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

The components of lease expense were as follows for the years ended December 31, 2024, 2023 and 2022:

(in thousands)	2024	2023	2022
Operating lease cost	$8,106	$9,008	$7,446
Finance lease cost
Amortization	992	1,056	720
Interest on lease liabilities	156	157	67
	$1,148	$1,213	$787

Supplemental cash flow information related to leases was as follows for the years ended December 31, 2024, 2023 and 2022:

(in thousands)	2024	2023	2022

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7,705	$8,901	$7,268
Operating cash flows from finance leases	156	157	67
Financing cash flows from finance leases	990	1,039	703
Total cash paid for amounts included in the measurement of lease liabilities	$8,851	$10,097	$8,038

Supplemental balance sheet information related to leases was as follows:

(in thousands)	2024	2023

Operating leases
Operating lease	$54,337	$56,117
Operating lease accumulated amortization	(17,401)	(21,737)
Operating lease right of use asset, net	$36,936	$34,380

Operating lease current liabilities	5,865	7,813
Operating lease liabilities	31,945	27,261
	$37,810	$35,074

(in thousands)	2024	2023
Finance leases
Finance lease	$4,812	$5,686
Finance lease accumulated depreciation	(2,354)	(2,615)
Finance lease right of use asset, net	$2,458	$3,071

Finance lease current liabilities	853	1,087
Finance lease liabilities	1,697	2,106
	$2,550	$3,193

Weighted average remaining lease term (in years)	2024	2023
Operating leases	9	6
Finance leases	4	4

Weighted average discount rate
Operating leases	5.76%	4.07%
Finance leases	5.89%	5.06%

Maturities of lease liabilities were as follows:

(in thousands)	Operating Lease	Finance Lease
Year Ending December 31,
2025	$7,859	$976
2026	7,441	713
2027	6,191	600
2028	4,984	427
2029	3,904	97
Thereafter	20,718	8
Total future minimum lease payments	$51,097	$2,821
Less remaining imputed interest	(13,287)	(271)
Total	$37,810	$2,550

9.	Debt:

The Company’s debt is comprised of the following components:

	As of December 31,
(in thousands)	2024	2023
Asset-based revolving credit facility due June 16, 2026	$272,456	$190,198
Total debt	272,456	190,198
Less current amount	-	-
Total long-term debt	$272,456	$190,198

The Company’s ABL Credit Facility is collateralized by the Company’s accounts receivable, inventory, personal property and certain real estate. The $625 million ABL Credit Facility consists of: (i) a revolving credit facility of up to $595 million, including a $20 million sub-limit for letters of credit, and (ii) a first in, last out revolving credit facility of up to $30 million. Under the terms of the ABL Credit Facility, the Company may, subject to the satisfaction of certain conditions, request additional commitments under the revolving credit facility in the aggregate principal amount of up to $200 million to the extent that existing or new lenders agree to provide such additional commitments, and add real estate as collateral at the Company’s discretion. The ABL Credit Facility matures on  June 16, 2026.

The ABL Credit Facility contains customary representations and warranties and certain covenants that limit the ability of the Company to, among other things: (i) incur or guarantee additional indebtedness; (ii) pay distributions on, redeem or repurchase capital stock or redeem or repurchase subordinated debt; (iii) make investments; (iv) sell assets; (v) enter into agreements that restrict distributions or other payments from restricted subsidiaries to the Company; (vi) incur or suffer to exist liens securing indebtedness; (vii) consolidate, merge or transfer all or substantially all of their assets; and (viii) engage in transactions with affiliates. In addition, the ABL Credit Facility contains a financial covenant which provides that: (i) if any commitments or obligations are outstanding and the Company’s availability is less than the greater of $30 million or 10.0% of the aggregate amount of revolver commitments ($62.5 million at December 31, 2024) or 10.0% of the aggregate borrowing base ($47.0 million at December 31, 2024), then the Company must maintain a ratio of Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA) minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00 for the most recent twelve fiscal month period.

As of December 31, 2024, the Company was in compliance with its covenants and had approximately $192.8 million of availability under the ABL Credit Facility.

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

As of December 31, 2024 and December 31, 2023, $1.1 million and $1.7 million, respectively, of bank financing fees were included in “Prepaid expenses and other” and “Other long-term assets” on the accompanying Consolidated Balance Sheets. The financing fees are being amortized over the five-year term of the ABL Credit Facility and are included in “Interest and other expense on debt” on the accompanying Consolidated Statements of Comprehensive Income.

Scheduled Debt Maturities, Interest, Debt Carrying Values

The Company’s principal payments over the next five years, as of December 31, 2024, are detailed in the table below:

(in thousands)	2025	2026	2027	2028	2029	Total
ABL Credit Facility	$-	$272,456	$-	$-	$-	$272,456
Total principal payments	$-	$272,456	$-	$-	$-	$272,456

The overall effective interest rate for all debt, exclusive of deferred financing fees and deferred commitment fees, amounted to 6.7%, 5.9% and 3.2% in 2024, 2023 and 2022, respectively. Interest paid totaled $15.3 million, $15.0 million and $9.6 million for the years ended December 31, 2024, 2023 and 2022, respectively. Average total debt outstanding was $218.4 million, $239.4 million and $280.4 million in 2024, 2023 and 2022, respectively.

10.	Derivative Instruments:

Metals swaps

During 2024, 2023 and 2022, the Company entered into nickel swaps indexed to the London Metal Exchange (LME) price of nickel with third-party brokers. The nickel swaps are treated as derivatives for accounting purposes and were included in “Other accrued liabilities” and “Prepaid expenses and other” on the Consolidated Balance Sheets at December 31, 2024. There were $3.5 million and $5.2 million of outstanding outstanding metals swaps at  December 31, 2024 and  December 31, 2023, respectively. The Company entered into the swaps to mitigate its customers’ risk of volatility in the price of metals. The swaps are settled with the brokers at maturity. The economic benefit or loss arising from the changes in fair value of the swaps is contractually passed through to the customer. The primary risk associated with the metals swaps is the ability of customers or third-party brokers to honor their agreements with the Company related to derivative instruments. If the customer or third-party brokers are unable to honor their agreements, the Company’s risk of loss is the fair value of the metals swaps.

While these derivatives are intended to help the Company manage risk, they have not been designated as hedging instruments. The periodic changes in fair value of the metals and embedded customer derivative instruments are included in “Cost of materials sold” in the Consolidated Statements of Comprehensive Income. The Company recognizes derivative positions with both the customer and the third party for the derivatives and classifies cash settlement amounts associated with them as part of “Cost of materials sold” in the Consolidated Statements of Comprehensive Income. The cumulative change in fair value of the metals swaps that had not yet settled as of December 31, 2024 were included in “Accounts Receivable, net” and the embedded customer derivatives are included in “Other accrued liabilities” on the Consolidated Balance Sheets.

Fixed rate interest rate hedge

On August 15, 2024, the Company entered into a two-year forward starting fixed rate interest rate hedge in order to eliminate the variability of cash interest payments on $75 million of the outstanding SOFR based borrowings under the ABL Credit Facility. The interest rate hedge fixed the rate at 3.82%. The interest rate hedge is included in “Prepaid expenses and other” on the Consolidated Balance Sheets and had a fair value of $0.3 million and $0.1 million as of December 31, 2024 and  December 31, 2023, respectively. The mark-to-market adjustment of the fair value of the hedge is recorded to “Accumulated other comprehensive income” on the Company’s Consolidated Balance Sheets. Although the Company is exposed to credit loss in the event of nonperformance by the other party to the interest rate hedge agreement, the Company anticipates performance by the counterparty.

There was no net impact from the nickel swaps or embedded customer derivative agreements to the Company’s Consolidated Statements of Comprehensive Income for the years ended December 31, 2024, 2023 and 2022. The table below shows the total impact to the Company’s Consolidated Statements of Comprehensive Income through “Net income” of the derivatives for the years ended December 31, 2024, 2023 and 2022.

	Net Gain (Loss) Recognized
(in thousands)	2024	2023	2022
Fixed interest rate hedge	$365	$1,906	$(664)
Metals swaps	(424)	(1,903)	633
Embedded customer derivatives	424	1,903	(633)
Total income (loss)	$365	$1,906	$(664)

11.	Fair Value of Assets and Liabilities:

The Company’s financial instruments include cash and cash equivalents, short-term trade receivables, derivative instruments, accounts payable, debt instruments and finance type leases. For short-term instruments, other than those required to be reported at fair value on a recurring basis and for which additional disclosures are included below, management concluded the historical carrying value is a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization.

During 2024 and 2023, there were no transfers of financial assets between Levels 1, 2 or 3 fair value measurements. There have been no changes in the methodologies used at December 31, 2024. Following is a description of the valuation methodologies used for assets and liabilities measured at fair value as of December 31, 2024 and 2023:

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

The following tables present information about the Company’s assets and liabilities that were measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company:

	Value of Items Recorded at Fair Value
	As of December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Metal swaps	$-	$3,055	$-	$3,055
Embedded customer derivatives	$-	$402	$-	$402
Fixed interest rate hedge	$-	$254	$-	$254
Supplemental executive retirement plan	$15,061	$-	$-	$15,061
Total assets at fair value	$15,061	$3,711	$-	$18,772

Liabilities:
Metal swaps	$-	$3,457	$-	$3,457
Total liabilities recorded at fair value	$-	$3,457	$-	$3,457

	Value of Items Recorded at Fair Value
	As of December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Metal swaps	$-	$4,458	$-	$4,458
Embedded customer derivatives	$-	$766	$-	$766
Fixed interest rate hedge	$-	$55	$-	$55
Supplemental executive retirement plan	$11,617	$-	$-	$11,617
Total assets at fair value	$11,617	$5,279	$-	$16,896

Liabilities:
Metal swaps	$-	$5,224	$-	$5,224
Total liabilities recorded at fair value	$-	$5,224	$-	$5,224

The value of the items not recorded at fair value represent the carrying value of the liabilities.

The carrying value of the ABL Credit Facility was $272.5 million and $190.2 million at December 31, 2024 and 2023, respectively. Management believes that the ABL Credit Facility’s carrying value approximates its fair value due to the variable interest rate on the ABL Credit Facility and the recent amendments.

12.	Equity Plans:

Restricted Stock Units and Performance Share Units

Pursuant to the Amended and Restated Olympic Steel 2007 Omnibus Incentive Plan (the Incentive Plan), the Company may grant stock options, stock appreciation rights, restricted shares (RSs), restricted share units (RSUs), performance shares, and other stock- and cash-based awards to employees and directors of, and consultants to, the Company and its affiliates. Since adoption of the Incentive Plan, 1,400,000 shares of common stock have been authorized for equity grants. On an annual basis, the compensation committee of the Company’s Board of Directors awards RSs or RSUs to each non-employee director as part of their annual compensation.

The annual award for 2024 per director was $110,000 of RSs. Subject to the terms of the Incentive Plan and the RS agreement, one-third of the RSs vest on each  December 31, 2024, December 31, 2025 and December 31, 2026. The grantee will not be entitled to vote on the RSs or receive dividends with respect to RSs until they vest.

The annual award for 2023 per director was $80,000 of RSUs. Subject to the terms of the Incentive Plan and the RSU agreement, the 2023 RSUs vest after one year of service (from the date of the grant). The RSUs are not converted into shares of common stock until the director either resigns or is terminated from the Company's Board of Directors.

In January 2022, the Company adopted a new C-Suite Long-Term Incentive Plan (the C-Suite Plan) that operates under the Senior Manager Stock Incentive Plan. Under the C-Suite Plan, the Chief Executive Officer, the Chief Financial Officer and the President and Chief Operating Officer are eligible for participation. In each calendar year, the Committee may award eligible participants a long-term incentive of both a RSU grant and a performance stock unit (PSU) grant. Additionally, the Committee may offer a long-term cash incentive (split equally between service and performance-based portions) to supplement both the RSU and PSU grants in order to arrive at the total long-term award target. For 2024, the total long-term award target is $1.1 million for the Chief Executive Officer, $0.8 million for the President and Chief Operating Officer and $0.5 million for the Chief Financial Officer. For 2023 and 2022, the total long-term award target was $1.1 million for the Chief Executive Officer, $0.6 million for the President and Chief Operating Officer and $0.3 million for the Chief Financial Officer. The PSUs will vest if the return on net assets, calculated as EBITDA divided by Average Accounts Receivable, Inventory and Property and Equipment, exceeds 5 percent. Each RSU and service-based cash incentive vests three years after the grant date. Each vested RSU will convert into the right to receive one share of common stock. During 2024, a total of 17,243 RUSs and 17,243 PSUs were granted to the participants under the C-Suite Plan, and $37,400 and $37,400, respectively, were granted in serviced-based and performance-based cash awards. During 2023, a total of 20,000 RSUs and 20,000 PSUs were granted to the participants under the C-Suite Plan, and $0.3 million and $0.3 million, respectively, were granted in service-based and performance-based cash awards. During 2022, a total of 20,000 RSUs and 20,000 PSUs were granted to the participants under the C-Suite Plan, and $0.5 million and $0.5 million, respectively, were granted in service-based and performance-based cash awards. If the return on net assets falls below 5 percent, no performance-based incentive will be awarded. The maximum performance-based award is achieved if return on net assets exceeds ten percent, and is capped at 150% of the grant.

The performance-based awards granted in 2024 are expected to vest at 100% of the grant and the performance-based awards granted in 2023 and 2022 are expected to vest at 150% of the grant. All pre-tax charges related to the long-term cash incentives were included in the caption “Administrative and general” on the accompanying Consolidated Statements of Comprehensive Income. The total remaining estimated compensation cost of non-vested awards total $2.4 million and the weighted average remaining vesting period is 1.5 years as of December 31, 2024.

Stock-based compensation expense recognized on RSs and RSUs for the years ended December 31, 2024, 2023 and 2022, respectively, is summarized in the following table:

	For the years ended December 31,
(in thousands)	2024	2023	2022
RS and RSU expense before taxes of the Plan	$1,998	$1,817	$1,297
RS and RSU expense after taxes	1,466	1,314	954

All pre-tax charges related to RSUs and PSUs were included in the caption “Administrative and general” on the accompanying Consolidated Statements of Comprehensive Income. The total compensation cost of non-vested awards totaled $3.2 million and the weighted average remaining vesting period is 1.7 years as of December 31, 2024.

The following table summarizes the activity related to RSUs and PSUs for the year ended December 31, 2024, 2023 and 2022:

	2024		2023		2022
	Number of Shares	Weighted Average Estimated Fair Value	Number of Shares	Weighted Average Estimated Fair Value	Number of Shares	Weighted Average Estimated Fair Value
Beginning balance	662,103	$20.28	617,518	$18.95	576,867	$18.29
Granted	34,486	66.70	49,768	36.63	55,558	25.56
Converted into shares	-	-	(2,610)	18.78	(5,841)	18.16
Forfeited	(5,348)	17.97	(2,573)	19.65	(9,066)	17.52
Outstanding at December 31	691,241	$22.61	662,103	$20.28	617,518	$18.95
Vested at December 31	561,061	$21.37	454,939	$19.71	423,941	$19.24

Phantom Stock Units

In January 2022, the Company adopted the Senior Manager Phantom Stock Plan (Phantom Stock Plan) that operates under the Senior Manager Stock Incentive Plan. Under the Phantom Stock Plan, certain senior managers are eligible to participate in the plan. The Phantom Stock Plan supersedes any previous stock incentive programs offered to the eligible participants. Each year, eligible participants will receive an award of Phantom Stock Units (Phantom Units) of up to $150 thousand. The number of Phantom Units granted on the grant date is determined by dividing the amount of the Phantom Units granted by the closing price of a share of the Company’s common stock on the grant date. Each Phantom Unit Award under this plan shall vest three years after the grant date (Vesting Date). Upon vesting, the Company will pay the Participant in cash, the value of the vested Phantom Units multiplied by the closing price of a share of the Company’s common stock on the Vesting Date.

Pre-tax charges related to Phantom Stock Units for the year ended December 31, 2024 totaled $0.1 million and were included in the caption “Administrative and general” on the accompanying Consolidated Statements of Comprehensive Income. The total estimated remaining compensation cost of non-vested awards total $0.8 million and the weighted average remaining vesting period is 1.6 years as of December 31, 2024.  Pre-tax charges related to Phantom Stock Units for the year ended  December 31, 2023, totaled $1.5 million and were included in the caption "Administrative and general" on the accompanying Consolidated Statements of Comprehensive Income.  The total estimated remaining compensation cost of non-vested awards totaled $1.6 million and the weighted average remaining vesting period was 1.5 years as of  December 31, 2023. Accrued liability balances related to Phantom Stock Units for the year ended  December 31, 2024 totaled $1.6 million and were included in "Other long-term liabilities" on the accompanying Consolidated Balance Sheets. Accrued liability balances related to Phantom Stock Units for the year ended  December 31, 2023 totaled $1.8 million and were included in "Other long-term liabilities" on the accompanying Consolidated Balance Sheets.

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

At December 31, 2024, approximately 229 of the hourly plant personnel are represented by seven separate collective bargaining units. The table below shows the expiration dates of the collective bargaining agreements.

Facility	Expiration date
Locust, North Carolina	March 4, 2025
St. Paul, Minnesota	May 25, 2025
Romeoville, Illinois	May 31, 2025
Minneapolis (coil), Minnesota	September 30, 2025
Indianapolis, Indiana	January 29, 2026
Minneapolis (plate), Minnesota	April 1, 2027
Hammond, Indiana	November 30, 2029

14.	Income Taxes:

The components of the Company’s provision (benefit) for income taxes from continuing operations were as follows:

	As of December 31,
(in thousands)	2024	2023	2022
Current:
Federal	$7,669	$11,574	$27,865
International	29	1,047	102
State and local	1,138	2,529	5,691
	8,836	15,150	33,658
Deferred	(511)	1,908	(967)
Income tax provision	$8,325	$17,058	$32,691

The components of the Company’s deferred income taxes at December 31 are as follows:

(in thousands)	2024	2023
Deferred tax assets:
Inventory (excluding LIFO reserve)	$2,980	$3,340
Net operating loss and tax credit carryforwards	896	803
Allowance for credit losses	452	657
Accrued expenses	8,865	7,543
Lease liabilities	10,090	9,567
Other	312	379
Deferred tax assets before valuation allowance	23,595	22,289
Valuation allowance	(446)	(489)
Total deferred tax assets	23,149	21,800

Deferred tax liabilities:
LIFO reserve	(3,429)	(3,820)
Property and equipment	(16,058)	(16,223)
Lease right of use assets	(9,848)	(9,363)
Interest rate hedge	(63)	(14)
Intangibles	(4,800)	(3,890)
Total deferred tax liabilities	(34,198)	(33,310)
Deferred tax liabilities, net	$(11,049)	$(11,510)

The following table summarizes the activity related to the Company’s gross unrecognized tax benefits:

(in thousands)	2024	2023	2022
Balance as of January 1	$174	$220	$228
Increases related to current year tax positions	-	-	-
Increase (Decrease) related to prior year tax positions	173	8	(8)
Decreases related to lapsing of statute of limitations	(55)	(8)	-
Settlements	-	(46)	-
Balance as of December 31	$292	$174	$220

It is expected that the amount of unrecognized tax benefits will not materially change in the next twelve months. The tax years 2021 through 2023 remain open to examination by major taxing jurisdictions to which the Company is subject.

The Company recognized interest related to uncertain tax positions in the income tax provision.

The following table reconciles the U.S. federal statutory rate to the Company’s effective tax rate:

	2024	2023	2022
U.S. federal statutory rate in effect	21.0%	21.0%	21.0%
State and local taxes, net of federal benefit	4.3%	4.4%	4.5%
Foreign	0.1%	1.7%	0.1%
Meals and entertainment	1.5%	0.7%	0.2%
Tax credits	(0.8)%	(0.4)%	(0.1)%
All other, net	0.5%	0.3%	0.7%
Effective income tax rate	26.6%	27.7%	26.4%

Income taxes paid in 2024, 2023 and 2022 totaled $10.0 million, $13.6 million and $33.4 million, respectively. Some subsidiaries of the Company’s consolidated group file state tax returns on a separate company basis and have state net operating loss carryforwards expiring over the next 15 to 20 years. A valuation allowance is recorded to reduce certain deferred tax assets to the amount that is more likely than not to be realized. The valuation allowances recorded as of December 31, 2024 and 2023 were related to certain state net operating losses and totaled $0.4 million and $0.5 million, respectively.

15.	Shares Outstanding and Earnings Per Share:

Earnings per share have been calculated based on the weighted average number of shares outstanding as set forth below:

	For the years ended December 31,
(in thousands, except per share data)	2024	2023	2022

Weighted average basic shares outstanding	11,677	11,573	11,551
Assumed exercise of stock options and issuance of stock awards	-	5	8
Weighted average diluted shares outstanding	11,677	11,578	11,559

Net income	$22,980	$44,529	$90,931

Basic earnings per share	$1.97	$3.85	$7.87
Diluted earnings per share	$1.97	$3.85	$7.87

Unvested RSUs and PSUs	134	207	194

16.	Equity Programs:

Stock Repurchase Program

On October 2, 2015, the Company announced that its Board of Directors authorized a stock repurchase program of up to 550,000 shares of the Company’s issued and outstanding common stock, which could include open market repurchases, negotiated block transactions, accelerated stock repurchases or open market solicitations for shares, all or some of which may be affected through Rule 10b5-1 plans. Any of the repurchased shares are held in the Company’s treasury, or canceled and retired as the Board of Directors may determine from time to time. Any repurchases of common stock are subject to the covenants contained in the ABL Credit Facility. Under the ABL Credit Facility, the Company may repurchase common stock and pay dividends up to $15.0 million in the aggregate during any trailing twelve months without restrictions. Purchases of common stock or dividend payments in excess of $15.0 million in the aggregate require the Company to (i) maintain availability in excess of 20.0% of the aggregate revolver commitments ($125.0 million at December 31, 2024) or (ii) to maintain availability equal to or greater than 15.0% of the aggregate revolver commitments ($93.8 million at December 31, 2024) and the Company must maintain a pro-forma ratio of EBITDA minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00.

As of December 31, 2024, 360,212 shares remain authorized for repurchase under the program.

There were no shares repurchased during 2024 or 2023.

At-the-Market Equity Program

On September 3, 2021, the Company commenced an at-the-market (ATM) equity program under its shelf registration statement, which allows it to sell and issue up to $50 million in shares of its common stock from time to time. The Company entered into an Equity Distribution Agreement on September 3, 2021 with KeyBanc Capital Markets Inc. (KeyBanc) relating to the issuance and sale of shares of common stock pursuant to the program. KeyBanc is not required to sell any specific amount of securities but will act as the Company’s sales agent using commercially reasonable efforts consistent with its normal trading and sales practices, on mutually agreed terms between KeyBanc and the Company. KeyBanc will be entitled to compensation for shares sold pursuant to the program of 2.0% of the gross proceeds of any shares of common stock sold under the Equity Distribution Agreement. No shares were sold under the ATM program during 2024 or 2023.

17.	Segment Information:

The Company follows the accounting guidance that requires the utilization of a “management approach” to define and report the financial results of reporting segments. The management approach defines operating segments along the lines used by the Company’s chief operating decision maker (CODM) to assess performance and make operating and resource allocation decisions. The Company's Chief Executive Officer serves as the CODM and evaluates performance and allocates resources based on segment operating income. The CODM uses operating income to evaluate the income generated and overall profitability created from segment assets. These financial metrics are used to make key operating decisions, such as the determinations of how capital spending is deployed between organic growth, automation and defensive projects and investment through acquisition.

The Company operates in three reportable segments; specialty metals flat products, carbon flat products, and tubular and pipe products. The specialty metals flat products segment and the carbon flat products segment are at times consolidated and referred to as the flat products segments, as certain of the flat products segments’ assets and resources are shared by the specialty metals and carbon flat products segments and both segments’ products are stored in the shared facilities and, in some locations, processed on shared equipment. Since the November 11, 2024 and January 3, 2023 acquisitions, Metal Work's and Metal-Fab's financial results are included in the carbon flat products segment. Since the October 2, 2023 acquisition, CTB's financial results are included in the tubular and pipe products segment. The reportable segments are defined based on the products they sell as each segment requires unique purchasing and marketing strategies. In addition, capital equipment requirements differ between segments.

The Company uses segment operating income as the measure of segment income or loss. The Company believes that segment operating income is most reflective of the operational profitability or loss of its reportable segments.

Segment operating income excludes certain Corporate expenses. These Corporate expenses include the unallocated expenses related to managing the entire Company (i.e., all three segments), including compensation for certain personnel, expenses related to being a publicly traded entity such as board of directors’ expenses, audit expenses, and various other professional fees.

The following tables provide financial information frequently shared with our CODM for the Company's reportable segments for the years ended December 31, 2024, 2023 and 2022.

	For the Year Ended December 31, 2024
	Specialty metals flat products	Carbon flat products	Tubular and pipe products	Other	Total
(in thousands)
Net sales	$496,854	$1,109,100	$335,718	$-	$1,941,672
Cost of materials sold	406,229	864,590	219,672	-	1,490,491
Operating expenses	66,978	210,666	78,525	17,023	373,192
Depreciation	2,863	14,679	6,936	70	24,548
Amortization	1,056	2,750	1,776	-	5,582
Operating income	$19,728	$16,415	$28,809	$(17,093)	$47,859
Other loss, net					93
Interest and other expense on debt					16,461
Income before income taxes					$31,305

	For the Year Ended December 31, 2023
	Specialty metals flat products	Carbon flat products	Tubular and pipe products	Other	Total
(in thousands)
Net sales	$567,728	$1,221,093	$369,342	$-	$2,158,163
Cost of materials sold	473,784	963,667	247,212	-	1,684,663
Operating expenses	67,131	208,082	73,756	20,417	369,386
Depreciation	2,868	12,147	6,460	70	21,545
Amortization	1,061	2,615	1,222	-	4,898
Operating income	$22,884	$34,582	$40,692	$(20,487)	$77,671
Other loss, net					78
Interest and other expense on debt					16,006
Income before income taxes					$61,587

	For the Year Ended December 31, 2022
	Specialty metals flat products	Carbon flat products	Tubular and pipe products	Other	Total
(in thousands)
Net sales	$776,022	$1,356,605	$427,363	$-	$2,559,990
Cost of materials sold	589,472	1,164,459	319,999	-	2,073,930
Operating expenses	88,828	156,436	67,595	19,716	332,575
Depreciation	2,991	10,298	3,926	70	17,285
Amortization	1,069	397	987	-	2,453
Operating income	$93,662	$25,015	$34,856	$(19,786)	$133,747
Other loss, net					45
Interest and other expense on debt					10,080
Income before income taxes					$123,622

	For the Year Ended December 31,
(in thousands)	2024	2023	2022
Capital expenditures
Flat products	$26,562	$14,306	$15,299
Tubular and pipe products	2,925	7,020	4,555
Corporate	-	-	-
Total capital expenditures	$29,487	$21,326	$19,854

Assets
Flat products	$695,880	$649,744	$631,607
Tubular and pipe products	347,469	333,677	258,412
Corporate	1,147	1,414	1,608
Total assets	$1,044,496	$984,835	$891,627

There were no material revenue transactions between the carbon flat products, specialty metals flat products and tubular and pipe products segments for the years ended December 31, 2024, 2023 and 2022.

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

The 401(k) retirement plans allow eligible employees to contribute up to the statutory maximum. The Company’s non-union 401(k) matching contribution is determined annually by the Board of Directors and is based on a percentage of eligible employees’ earnings and contributions. For the 401(k) retirement plans, the Company matched one-half of each eligible employee’s contribution, limited to the first 6% of eligible compensation. For the Metal-Fab 401(k) retirement plans, the Company matched 50% of the first 5% of eligible compensation. For the Action Stainless 401(k) retirement plans, the Company matched 100% of the first 3% of eligible compensation and one-half of the next 2% of each eligible employee’s contribution, limited to 4% of eligible compensation.

In 2006, the Board of Directors adopted a SERP, which has been amended from time to time. Contributions to the SERP are based on: (i) a portion of the participants’ compensation multiplied by a factor of 13%; and (ii) a portion of the participants’ compensation multiplied by a factor, which is contingent upon the Company’s return on invested capital. Benefits are subject to a vesting schedule of up to seven years.

The Company, through its CTI subsidiary, contributes to a multiemployer pension plan. CTI contributes to the Multiemployer Plan under the terms of a collective bargaining agreement that covers certain of its union employees, and which expires May 31, 2025. CTI contributions to the Multiemployer Plan were immaterial for the years ended December 31, 2024, 2023 and 2022.

Retirement plan expense, which includes all Company 401(k), SERP defined contributions and the Multiemployer Plan, amounted to $4.6 million, $4.7 million and $4.1 million for the years ended December 31, 2024, 2023 and 2022, respectively.

The fair values of the Company's SERP assets as of December 31, 2024 and 2023 were $15.1 million and $11.6 million, respectively, and are measured at Net Asset Value (NAV). The fair value of the SERP assets are included in Other Long Term Assets on the Consolidated Balance Sheets.

19.	Related-Party Transactions:

The Company’s Executive Chairman of the Board owns 50% of an entity that owns one of the Cleveland warehouses and leases it to the Company at a fair market value annual rental of $0.2 million. The lease expires on December 31, 2028 with two five-year renewal options.

Schedule II – Valuation and Qualifying Accounts

(in thousands)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period

Year Ended December 31, 2022
Allowance for credit losses	$2,502	$2,184	$-	$(855)	$3,831
Tax valuation reserve	$1,197	$-	$-	$(278)	$919

Year Ended December 31, 2023
Allowance for credit losses	$3,831	$(425)	$-	$(776)	$2,630
Tax valuation reserve	$919	$-	$-	$(430)	$489

Year Ended December 31, 2024
Allowance for credit losses	$2,630	$(280)	$-	$(543)	$1,807
Tax valuation reserve	$489	$-	$-	$(43)	$446

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Evaluations required by Rule 13a-15 of the Securities Exchange Act of 1934, or Exchange Act, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report have been carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon such evaluations, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2024 in providing reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting is set forth in Part II, Item 8 of this Annual Report on Form 10-K and is incorporated herein. Grant Thornton LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2024, as stated in their report, which appears in Part II, Item 8 of this Annual Report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Trading Arrangement

During the quarter ended  December 31, 2024, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as each term is defined in Item 408 of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

Information required by Item 10 as to the executive officers is provided in Part I of this Annual Report on Form 10-K and is incorporated by reference into this section. Other information required by Item 10 will be incorporated herein by reference to the information set forth in our definitive proxy statement for our 2025 Annual Meeting of Shareholders.

The Company has adopted an insider trading policy applicable to its directors, officers and employees, and has implemented procedures for the Company governing the purchase, sale and other disposition of the Company's securities. The Company believes its insider trading policy and procedures are reasonably designed to promote compliance with insider trading laws, rules, and regulations and listing standards applicable to Roper. A copy of the Company's insider trading policy is filed as Exhibit 19 to this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

Information required by Item 11 will be incorporated herein by reference to the information set forth in our definitive proxy statement for our 2025 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by Item 12 will be incorporated herein by reference to the information set forth in our definitive proxy statement for our 2025 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by Item 13 will be incorporated herein by reference to the information set forth in our definitive proxy statement for our 2025 Annual Meeting of Shareholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by Item 14 will be incorporated herein by reference to the information set forth in our definitive proxy statement for our 2025 Annual Meeting of Shareholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) The following financial statements are included in Part II, Item 8:

Report of Independent Registered Public Accounting Firm

Management’s Report on Internal Control Over Financial Reporting

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2024, 2023 and 2022

Consolidated Balance Sheets as of December 31, 2024 and 2023

Consolidated Statements of Cash Flows for the Years Ended December 31, 2024, 2023 and 2022

Supplemental Disclosures of Cash Flow Information for the Years Ended December 31, 2024, 2023 and 2022

Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2024, 2023 and 2022

Notes to Consolidated Financial Statements for the Years Ended December 31, 2024, 2023 and 2022

(a)(2) Financial Statement Schedules.

Schedule II – Valuation and Qualifying Accounts for the Years Ended December 31, 2023, 2022 and 2021

(a)(3) Exhibits. The Exhibits filed herewith are set forth on the Index to Exhibits filed as part of this Annual Report and incorporated herein by reference.

INDEX TO EXHIBITS

Exhibit	Description	Reference
2.2	Stock Purchase Agreement, dated as of January 3, 2023, among Olympic Steel, Inc., OS Holdings, Inc., Metal-Fab, Inc., the sellers party thereto and the representative of the sellers.	Incorporated by reference to Exhibit 2.2 to the Registrant’s Form 8-K filed with the Commission on January 3, 2023 (Commission File No. 0-23320).
3.1(i)	Amended and Restated Articles of Incorporation	Incorporated by reference to Exhibit 3.1(i) to the Registration Statement on Form S-1 (Registration No. 33-73992) filed with the Commission on January 12, 1994.
3.1(ii)	Amended and Restated Code of Regulations	Incorporated by reference to Exhibit 3.1 to Registrant's Form 10-Q filed with the Commission on August 6, 2015 (Commission File No. 0-23320).
3.1(iii)	Amendment to Amended and Restated Articles of Incorporation	Incorporated by reference to Exhibit 3.1 to Registrant's Form 10-Q filed with the Commission on August 6, 2021 (Commission File No. 0-23320).
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

Incorporated by reference to Exhibit 4.32 to the Registrant’s Form 8-K filed with the Commission on January 3, 2023 (Commission File No. 0-23320).
4.33	Joinder and Seventh Amendment to Third Amended and Restated Loan and Security Agreement, dated as of October 13, 2023, among Olympic Steel, Inc., Olympic Steel Minneapolis, Inc., Olympic Steel Iowa, Inc., Oly Steel NC, Inc., IS Acquisition, Inc., Chicago Tube and Iron, B Metals, Inc., MCI, Inc., ACT Acquisition, Inc., SHAQ, Inc., OS Holdings, Inc., Metal-Fab, Inc., Central Tube and Bar, Inc., the lenders from time to time party thereto and Bank of America, N.A. as Agent for the Lenders.	Incorporated by reference to Exhibit 4.33 to the Registrant's Form 10-Q filed with the Commission on November 3, 2023 (Commission File No. 0-23320).
4.34	Joinder and Eighth Amendment to Third Amended and Restated Loan and Security Agreement, dated as of November 11, 2024, among Olympic Steel, Inc., Olympic Steel Minneapolis, Inc., Olympic Steel Iowa, Inc., Oly Steel NC, Inc., IS Acquisition, Inc., Chicago Tube and Iron Company, B Metals, Inc., MCI, Inc., ACT Acquisition, Inc., Metal-Fab, Inc., Central Tube and Bar, Inc., Metal W, Inc., the lenders from time to time party thereto and Bank of America, N.A. as Agent for the Lenders.	Filed herewith

Exhibit	Description	Reference
10.8 *	Form of Management Retention Agreement for Senior Executive Officers of the Company	Incorporated by reference to Exhibit 10.8 to Registrant's Form 10-Q filed with the Commission on August 7, 2000 (Commission File No. 0-23320).
10.9 *	Form of Management Retention Agreement for Other Officers of the Company	Incorporated by reference to Exhibit 10.9 to Registrant's Form 10-Q filed with the Commission on August 7, 2000 (Commission File No. 0-23320).
10.14 *	Olympic Steel, Inc. Executive Deferred Compensation Plan dated December 15, 2004	Incorporated by reference to Exhibit 10.14 to Registrant’s Form 10-K filed with the Commission on March 14, 2005 (Commission File No. 0-23320).
10.15 *	Form of Non-Solicitation Agreements	Incorporated by reference to Exhibit 10.15 to Registrant’s Form 8-K filed with the Commission on March 4, 2005 (Commission File No. 0-23320).
10.16 *	Form of Management Retention Agreement	Incorporated by reference to Exhibit 10.16 to Registrant’s Form 10-Q filed with the Commission on August 8, 2005 (Commission File No. 0-23320).
10.17 *	Supplemental Executive Retirement Plan Term Sheet	Incorporated by reference to Exhibit 99.1 to Registrant’s Form 8-K filed with the Commission on January 5, 2006 (Commission File No. 0-23320).
10.20 *	Olympic Steel, Inc. Supplemental Executive Retirement Plan	Incorporated by reference to Exhibit 10.20 to Registrant’s Form 8-K filed with the Commission on April 28, 2006 (Commission File No. 0-23320).
10.21 *	Olympic Steel, Inc. Amended and Restated Olympic Steel, Inc. 2007 Omnibus Incentive Plan as Amended Effective May 7, 2021	Incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q filed with the Commission on August 6, 2021 (Commission File No-0-23320).
10.22 *	Olympic Steel, Inc. C-Suite Long-Term Incentive Plan	Incorporated by reference to Exhibit 10.22 to Registrant’s Form 10-K filed with the Commission on February 25, 2022 (Commission File No-0-23320).
10.23 *	Form of C-Suite Long-Term Incentive Agreement for participants.	Incorporated by reference to Exhibit 10.23 to Registrant’s Form 10-K filed with the Commission on February 25, 2021 (Commission File No-0-23320).
10.30 *	Olympic Steel, Inc. Senior Manager Compensation Plan	Incorporated by reference to Exhibit 10.30 to Registrant’s Form 10-Q filed with the Commission on May 6, 2011 (Commission File No. 0-23320).

Exhibit	Description	Reference
10.34 *	Form of RSU Agreements for Messrs. Marabito, Greiff and Manson.	Incorporated by reference to Exhibit 10.34 to Registrant’s Form 10-K filed with the Commission on February 23, 2012 (Commission File No. 0-23320).
10.37 *	Amendment to Form of Management Retention Agreement for Senior Executive Officers of the Company	Incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q filed with the Commission on May 1, 2015 (Commission File No. 0-23320).
10.41 *	Employment Agreement, dated as of January 1, 2020, between Olympic Steel, Inc. and Andrew S. Greiff	Incorporated by reference to Exhibit 10.41 to Registrant’s Form 8-K filed with the Commission on December 27, 2019 (Commission File No. 0-23320).
10.42 *	Richard A. Manson Employment Agreement effective as of January 1, 2022	Incorporated by reference to Exhibit 10.42 to Registrant’s Form 8-K filed with the Commission on November 26, 2021 (Commission File No. 0-23320).
10.43 *	Key Employee Severance Benefit Plan.	Incorporated by reference to Exhibit 10.43 to Registrant's Form 10-Q filed with the Commission on November 3, 2023 (Commission File No. 0-23320).
10.44 *	Form of RSU Agreement for Outside Directors.	Incorporated by reference to Exhibit 10.44 to Registrant's Form 10-K filed with the Commission on February 23, 2024 (Commission File No. 0-23320).
10.45 *	Form of Restricted Share Agreement for Outside Directors.	Incorporated by reference to Exhibit 10.45 to Registrant's Form 10-Q filed with the Commission on May 3, 2024 (Commission File No. 0-23320).
19	Transactions in Securities and Improper Use of Material Information Policy	Filed herewith
21	List of Subsidiaries	Filed herewith
23.1	Consent of Grant Thornton, LLP, Independent Registered Public Accounting Firm	Filed herewith
24	Directors and Officers Powers of Attorney	Filed herewith
31.1	Certification of the Principal Executive Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of the Principal Financial Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Written Statement of Richard T. Marabito, Chairman and Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Written Statement of Richard A. Manson, Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
97 *	Olympic Steel, Inc. Compensation Recoupment Policy	Incorporated by reference to Exhibit 97 to Registrant's Form 10-K filed with the Commission on February 23, 2024 (Commission File No. 0-23320).
101

The following materials from Olympic Steel’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, (iv) the Supplemental Disclosures of Cash Flow Information, (v) the Consolidated Statements of Shareholders’ Equity, (vi) Notes to Unaudited Consolidated Financial Statements and (vii) document and entity information.

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

OLYMPIC STEEL, INC.

February 21, 2025	By: /s/ Richard A. Manson
Richard A. Manson,
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

February 21, 2025	/s/ Richard T. Marabito *
Richard T. Marabito, Chief Executive Officer
(Principal Executive Officer)

February 21, 2025	/s/ Richard A. Manson *
Richard A. Manson, Chief Financial Officer
(Principal Financial and Accounting Officer)

February 21, 2025	/s/ Michael D. Siegal *
Michael D. Siegal, Executive Chairman of the Board

February 21, 2025	/s/ Arthur F. Anton *
Arthur F. Anton, Lead Director

February 21, 2025	/s/ Dirk A. Kempthorne *
Dirk A. Kempthorne, Director

February 21, 2025	/s/ Idalene F. Kesner *
Idalene F. Kesner, Director

February 21, 2025	/s/ Michael G. Rippey *
Michael G. Rippey, Director

February 21, 2025	/s/ Richard P. Stovsky *
Richard P. Stovsky, Director

February 21, 2025	/s/ Vanessa Whiting *
Vanessa Whiting, Director

February 21, 2025	/s/ David A. Wolfort *
David A. Wolfort, Director

* The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to the Powers of Attorney executed by the above-named officers and directors of the Company and filed with the Securities and Exchange Commission on behalf of such officers and directors.

By:	/s/ Richard A. Manson	February 21, 2025
Richard A. Manson, Attorney-in-Fact