Form 10-Q
period 2025-03-31
OLYMPIC STEEL INC
filed 2025-05-02
CIK 917470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 2, 2025
Common stock, without par value	11,162,704

Olympic Steel, Inc.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Olympic Steel, Inc.

Consolidated Balance Sheets

(in thousands)

	As of
	March 31, 2025	December 31, 2024
	(unaudited)
Assets
Cash and cash equivalents	$13,262	$11,912
Accounts receivable, net	212,543	166,149
Inventories, net (includes LIFO reserves of $6,341 as of March 31, 2025 and December 31, 2024)	360,148	390,626
Prepaid expenses and other	9,633	11,904
Total current assets	595,586	580,591
Property and equipment, at cost	527,925	519,702
Accumulated depreciation	(321,967)	(315,866)
Net property and equipment	205,958	203,836
Goodwill	83,818	83,818
Intangible assets, net	116,523	118,111
Other long-term assets	20,752	21,204
Right of use assets, net	42,085	36,936
Total assets	$1,064,722	$1,044,496

Liabilities
Accounts payable	$140,140	$80,743
Accrued payroll	15,614	24,184
Other accrued liabilities	26,273	21,846
Current portion of lease liabilities	6,458	5,865
Total current liabilities	188,485	132,638
Credit facility revolver	235,360	272,456
Other long-term liabilities	20,601	22,484
Deferred income taxes	9,481	11,049
Lease liabilities	36,610	31,945
Total liabilities	490,537	470,572
Shareholders' Equity
Preferred stock	-	-
Common stock	138,286	138,538
Accumulated other comprehensive income (loss)	(20)	190
Retained earnings	435,919	435,196
Total shareholders' equity	574,185	573,924
Total liabilities and shareholders' equity	$1,064,722	$1,044,496

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Consolidated Statements of Comprehensive Income

For the Three Months Ended March 31,

(in thousands, except per share data)

	Three months ended
	March 31,
	2025	2024
	(unaudited)

Net sales	$492,941	$526,642
Costs and expenses
Cost of materials sold (excludes items shown separately below)	374,500	407,538
Warehouse and processing	34,619	32,893
Administrative and general	31,374	30,152
Distribution	18,932	16,758
Selling	12,477	11,536
Occupancy	4,949	4,493
Depreciation	6,482	6,006
Amortization	1,815	1,328
Total costs and expenses	485,148	510,704
Operating income	7,793	15,938
Other loss, net	21	19
Income before interest and income taxes	7,772	15,919
Interest and other expense on debt	4,182	4,010
Income before income taxes	3,590	11,909
Income tax provision	1,081	3,212
Net income	$2,509	$8,697
Loss on cash flow hedge	(281)	(41)
Tax effect on cash flow hedge	70	-
Total comprehensive income	$2,298	$8,656

Earnings per share:
Net income per share - basic	$0.21	$0.75
Weighted average shares outstanding - basic	11,730	11,663
Net income per share - diluted	$0.21	$0.75
Weighted average shares outstanding - diluted	11,755	11,663

Dividends declared per share of common stock	$0.16	$0.15

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Consolidated Statements of Cash Flows

For the Three Months Ended March 31,

(in thousands)

	2025	2024
	(unaudited)

Cash flows provided by (used for) operating activities:
Net income	$2,509	$8,697
Adjustments to reconcile net income to net cash provided by (used in) operating activities -
Depreciation and amortization	8,322	7,334
Amortization of deferred financing fees	176	194
Loss on disposition of property and equipment	-	197
Stock-based compensation	(252)	522
Other long-term assets	(4,843)	(982)
Other long-term liabilities	1,822	330
	7,734	16,292
Changes in working capital:
Accounts receivable	(46,394)	(23,604)
Inventories	30,478	(11,032)
Prepaid expenses and other	2,346	3,032
Accounts payable	58,738	28,779
Change in outstanding checks	659	932
Accrued payroll and other accrued liabilities	(4,143)	(17,007)
	41,684	(18,900)
Net cash provided by (used for) operating activities	49,418	(2,608)

Cash flows used for investing activities:
Capital expenditures	(8,831)	(4,818)
Net cash used for investing activities	(8,831)	(4,818)

Cash flows provided by (used for) financing activities:
Credit facility revolver borrowings	110,362	166,595
Credit facility revolver repayments	(147,458)	(159,993)
Principal payment under finance lease obligation	(225)	(289)
Credit facility fees and expenses	(130)	(100)
Dividends paid on common stock	(1,786)	(1,671)
Net cash provided by (used for) financing activities	(39,237)	4,542

Cash and cash equivalents:
Net change	1,350	(2,884)
Beginning balance	11,912	13,224
Ending balance	$13,262	$10,340

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Supplemental Disclosures of Cash Flow Information

For the Three Months Ended March 31,

(in thousands)

	2025	2024
	(unaudited)

Interest paid	$4,016	$3,590
Income taxes paid (received)	$(2)	$(69)

The Company incurred a nominal amount of new financing lease obligations during the three months ended March 31, 2025 and 2024. These non-cash transactions have been excluded from the Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024.

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Consolidated Statements of Shareholders’ Equity

(in thousands)

(unaudited)

	For the Three Months Ended March 31, 2025
		Accumulated
		Other
	Common	Comprehensive	Retained	Total
	Stock	Loss	Earnings	Equity

Balance at December 31, 2024	$138,538	$190	$435,196	$573,924
Net income	-	-	2,509	2,509
Payment of dividends on common stock ($0.16 per share)	-	-	(1,786)	(1,786)
Stock-based compensation	(252)	-	-	(252)
Changes in fair value of hedges, net of tax	-	(211)	-	(211)
Other	-	1	-	1
Balance at March 31, 2025	$138,286	$(20)	$435,919	$574,185

	For the Three Months Ended March 31, 2024
		Accumulated
		Other
	Common	Comprehensive	Retained	Total
	Stock	Income	Earnings	Equity

Balance at December 31, 2023	$136,541	$41	$418,896	$555,478
Net income	-	-	8,697	8,697
Payment of dividends on common stock ($0.15 per share)	-	-	(1,671)	(1,671)
Stock-based compensation	522	-	-	522
Changes in fair value of hedges, net of tax	-	(41)	-	(41)
Balance at March 31, 2024	$137,063	$-	$425,922	$562,985

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Notes to Unaudited Consolidated Financial Statements

March 31, 2025

1.	Basis of Presentation:

The accompanying consolidated financial statements have been prepared from the financial records of Olympic Steel, Inc. and its wholly-owned subsidiaries (collectively, Olympic or the Company), without audit and reflect all normal and recurring adjustments which are, in the opinion of management, necessary to fairly state the results of the interim periods covered by this report. Year-to-date results are not necessarily indicative of 2025 annual results and these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. All intercompany transactions and balances have been eliminated in consolidation.

Olympic is a leading metals service center focused on the direct sale and value-added processing of carbon and coasted steel, plate and coil products; stainless steel sheet, plate, bar and coil; aluminum sheet, plate and coil; pipe, tube bar, valves and fittings, tin plate and metal-intensive end-use products. The Company operates in three reportable segments: specialty metals flat products, carbon flat products, and tubular and pipe products. The specialty metals flat products segment and the carbon flat products segment are at times consolidated and referred to as the flat products segments. Certain of the flat products segments' assets and resources are shared by the specialty metals and carbon flat products segments, and both segments' products are stored in the shared facilities and, in some locations, processed on shared equipment. As such, total assets and capital expenditures are reported in the aggregate for the flat products segment. Due to the shared assets and resources, certain of the flat products segment expenses are allocated between the specialty metals flat products segment and the carbon flat products segment based upon an established allocation methodology. The specialty metals flat products segment sells and distributes processed aluminum and stainless flat-rolled sheet and coil products, flat bar products, prime tin mill products and fabricated parts. Through acquisitions, the specialty metals flat product segment has expanded its geographical footprint and enhanced its product offerings in stainless steel and aluminum plate, sheet, angles, rounds, flat bar, tubing and pipe, stainless steel bollards and water treatment systems. The carbon flab products segment sells and distributes large volumes of processed carbon and coated flat-rolled sheet, coil and plate products and fabricated parts. Through acquisitions, our carbon flat products segment has expanded its product offerings to include self-dumping metal hoppers, steel and stainless-steel dump inserts for pickup truck and service truck beds and venting, micro air and clean air products for residential, commercial and industrial applications. With the recent acquisition of Metal Works, LLC (MetalWorks) on November 11, 2024, the carbon flat products segment further expanded its product offerings to include the manufacture of service station canopies, deck clips, long gutters, trim and boat docks, as well as solar canopy and ground racking components. The tubular and pipe products segment distributes metal tubing, pipe, bar, values and fittings and the fabrication of parts, tube and bar products, including round, square, rectangular and special shaped tubes supplied to various industrial markets. Each segments' products are primarily distributed through a direct sales force.

The Company operates from 54 strategically located sales offices and processing and distributions facilities in the United States and Monterrey, Mexico. Our geographic footprint allows us to focus on regional customer and larger national and multi-national accounts, primarily located through the midwestern, eastern and southern United States.

Corporate expenses are reported as a separate line item for segment reporting purposes. Corporate expenses include the unallocated expenses related to managing the entire Company (i.e., all three segments), including payroll expenses for certain personnel, expenses related to being a publicly traded entity such as board of directors' expenses, audit expenses, and various other professional fees.

Impact of Recently Issued Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2024-03, "Income Statement-Reporting Comprehensive Income (Topic 220): Disaggregation of Income Statement Expenses". The objective of the ASU is to enhance transparency into the nature and function of income statement expenses. The ASU requires that, on an annual and interim basis, entities disclose disaggregated operating expense information about specific categories, including purchases of inventory, employee compensation, depreciation and amortization. The ASU is effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027, with early adoption permitted. The Company is in the process of evaluating the effect of the ASU on the related disclosures.

In December 2023, the FASB issued ASU No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures". The objective of the ASU is to improve the information a reporting entity provides to users of financial statements about the entity's operations and the effects of related tax risks and tax planning on the entity's tax rate and potential future cash flows. The ASU enhances disclosures regarding the rate reconciliation, income taxes paid and other items. The ASU is effective for annual periods beginning after December 15, 2024 for public business entities. The Company does not anticipate the adoption the ASU to have a material impact on the Consolidated Financial Statements and related disclosures.

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

Within the metals industry, revenue is frequently disaggregated by products sold. The table below disaggregates the Company’s revenues by segment and products sold for the periods ended March 31, 2025 and 2024, respectively.

	Disaggregated Revenue by Products Sold
	For the Three Months Ended March 31, 2025
	Specialty
	metals flat	Carbon flat	Tubular and
	products	products	pipe products	Total
Specialty	26.3%	-	-	26.3%
Hot Rolled	-	28.7%	-	28.7%
Tube	-	-	15.7%	15.7%
Coated	-	13.6%	-	13.6%
Plate	-	10.6%	-	10.6%
Cold Rolled	-	4.1%	-	4.1%
Other	-	1.0%	-	1.0%
Total	26.3%	58.0%	15.7%	100.0%

	Disaggregated Revenue by Products Sold
	For the Three Months Ended March 31, 2024
	Specialty
	metals flat	Carbon flat	Tubular and
	products	products	pipe products	Total
Specialty	24.6%	-	-	24.6%
Hot Rolled	-	27.7%	-	27.7%
Tube	-	-	18.3%	18.3%
Coated	-	11.1%	-	11.1%
Plate	-	13.5%	-	13.5%
Cold Rolled	-	4.2%	-	4.2%
Other	-	0.6%	-	0.6%
Total	24.6%	57.1%	18.3%	100.0%

3.	Accounts Receivable:

Accounts receivable are presented net of allowances for credit losses and unissued credits of $3.9 million and $3.7 million as of  March 31, 2025 and December 31, 2024, respectively. The allowance for credit losses is maintained at a level considered appropriate based on historical experience, specific customer collection issues that have been identified, current market considerations and estimates for supportable forecasts when appropriate. Estimations are based upon a calculated percentage of accounts receivable, which remains fairly level from year to year, and judgments about the probable effects of economic conditions on certain customers, which can fluctuate significantly from year to year. The Company cannot guarantee that the rate of future credit losses will be similar to past experience. The Company considers all available information when assessing the adequacy of its allowance for credit losses and unissued credits.

4.	Inventories:

Inventories consisted of the following:

	Inventory as of
(in thousands)	March 31, 2025	December 31, 2024
Unprocessed	$254,410	$273,668
Processed and finished	105,738	116,958
Totals	$360,148	$390,626

The Company values certain of its tubular and pipe products inventory at the last-in, first-out (LIFO) method. As of  March 31, 2025 and December 31, 2024, approximately $32.0 million, or 8.9% of consolidated inventory, and $31.3 million, or 8.0% of consolidated inventory, respectively, was reported under the LIFO method of accounting. The cost of the remainder of the tubular and pipe products inventory is determined using a weighted average rolling first-in, first-out (FIFO) method.

The Company did not record LIFO expense or income during the three months ended March 31, 2025. During the three months ended March 31, 2024, the Company recorded $0.4 million of LIFO expense.

If the FIFO method had been in use, inventories would have been $6.3 million higher than reported as of  March 31, 2025 and  December 31, 2024.

5.	Goodwill and Intangible Assets:

The Company's intangible assets were recorded in connection with its acquisitions of MetalWorks in 2024, Central Tube and Bar and Metal-Fab, Inc. in 2023, Shaw Stainless & Alloy, Inc. in 2021, Action Stainless & Alloys, Inc. in 2020, EZ Dumper® hydraulic dump inserts and McCullough Industries in 2019, Berlin Metals, LLC in 2018 and Chicago Tube and Iron in 2011. The intangible assets were evaluated on the premise of highest and best use to a market participant, primarily utilizing the income approach valuation methodology.

Goodwill, by reportable unit, was as follows as of March 31, 2025 and December 31, 2024, respectively. The goodwill is deductible for tax purposes.

	Carbon Flat	Specialty Metals	Tubular and
(in thousands)	Products	Flat Products	Pipe Products	Total
Balance as of December 31, 2024	$65,986	$9,431	$8,401	$83,818
Acquisitions	-	-	-	-
Impairments	-	-	-	-
Balance as of March 31, 2025	$65,986	$9,431	$8,401	$83,818

Intangible assets, net, consisted of the following as of March 31, 2025 and December 31, 2024, respectively:

	As of March 31, 2025
	Gross Carrying	Accumulated	Intangible
(in thousands)	Amount	Amortization	Assets, Net
Customer relationships - subject to amortization	$84,459	$(19,759)	$64,700
Covenant not to compete - subject to amortization	3,229	(1,258)	1,971
Technology and know-how - subject to amortization	8,900	(1,116)	7,784
Trade name - not subject to amortization	42,068	-	42,068
	$138,656	$(22,133)	$116,523

	As of December 31, 2024
	Gross Carrying	Accumulated	Intangible
(in thousands)	Amount	Amortization	Assets, Net
Customer relationships - subject to amortization	$84,459	$(18,513)	$65,946
Covenant not to compete - subject to amortization	3,229	(1,110)	2,119
Technology and know-how - subject to amortization	8,900	(922)	7,978
Trade name - not subject to amortization	42,068	-	42,068
	$138,656	$(20,545)	$118,111

The Company estimates that amortization expense for its intangible assets subject to amortization will be approximately $5.6 million per year for the next year, $5.1 million the following year and then $4.8 million, $4.7 million, $3.9 million and $3.8 million respectively, over the next four years.

6.	Leases:

The components of lease expense were as follows:

	For the Three Months
	Ended March 31,
(in thousands)	2025	2024
Operating lease cost	$2,345	$2,398

Finance lease cost:
Amortization of right-of-use assets	$220	$283
Interest on lease liabilities	35	38
Total finance lease cost	$255	$321

Supplemental cash flow information related to leases was as follows:

	For the Three Months
	Ended March 31,
(in thousands)	2025	2024
Cash paid for lease liabilities:
Operating cash flows from operating leases	$2,236	$2,386
Operating cash flows from finance leases	35	38
Financing cash flows from finance leases	225	289
Total cash paid for lease liabilities	$2,496	$2,713

Supplemental balance sheet information related to leases was as follows:

	March 31,	December 31,
(in thousands)	2025	2024
Operating Leases
Operating lease	$59,158	$54,337
Operating lease accumulated amortization	(17,073)	(17,401)
Operating lease right-of-use asset, net	42,085	36,936

Operating lease current liabilities	6,458	5,865
Operating lease liabilities	36,610	31,945
Total operating lease liabilities	$43,068	$37,810

Finance Leases
Finance lease	4,363	4,812
Finance lease accumulated depreciation	(2,131)	(2,354)
Finance lease, net	2,232	2,458

Finance lease current liabilities	789	853
Finance lease liabilities	1,529	1,697
Total finance lease liabilities	$2,318	$2,550

Weighted Average Remaining Lease Term
Operating leases (in years)	9	9
Finance leases (in years)	3	4

Weighted Average Discount Rate
Operating leases	6.08%	5.76%
Finance leases	5.94%	5.89%

Maturities of lease liabilities were as follows:

	Operating	Finance
(in thousands)	Leases	Leases
Year Ending December 31,
2025	$6,695	$709
2026	8,548	713
2027	7,323	600
2028	5,810	427
2029	4,726	97
Thereafter	25,476	8
Total future minimum lease payments	$58,578	$2,554
Less remaining imputed interest	(15,510)	(236)
Total	$43,068	$2,318

7.	Debt:

The Company’s debt is comprised of the following components:

	As of
	March 31,	December 31,
(in thousands)	2025	2024
Asset-based revolving credit facility due June 16, 2026	$235,360	$272,456
Total debt	$235,360	$272,456

The Company's ABL Credit Facility is collateralized by the Company's accounts receivable, inventory, personal property and certain real estate. The $625 million ABL Credit Facility consists of: (i) a revolving credit facility of up to $595 million, including a $20 million sub-limit for letters of credit, and (ii) a first in, last out revolving credit facility of up to $30 million. Under the terms of the ABL Credit Facility, the Company may, subject to the satisfaction of certain conditions, request additional commitments under the revolving credit facility in the aggregate principal amount of up to $200 million to the extent that existing or new lenders agree to provide such additional commitments. The ABL Credit Facility matures on June 16, 2026. Refer to Note 16, which describes the amendment to extend the maturity date of the ABL Credit Facility that occurred in April 2025.

The ABL Credit Facility contains customary representations and warranties and certain covenants that limit the ability of the Company to, among other things: (i) incur or guarantee additional indebtedness; (ii) pay distributions on, redeem or repurchase capital stock or redeem or repurchase subordinated debt; (iii) make investments; (iv) sell assets; (v) enter into agreements that restrict distributions or other payments from restricted subsidiaries to the Company; (vi) incur liens securing indebtedness; (vii) consolidate, merge or transfer all or substantially all of the Company’s assets; and (viii) engage in transactions with affiliates. In addition, the ABL Credit Facility contains a financial covenant which requires if any commitments or obligations are outstanding and the Company’s availability is less than the greater of $30 million or 10.0% of the aggregate amount of revolver commitments ($62.5 million at March 31, 2025) or 10.0% of the aggregate borrowing base ($49.4 million at March 31, 2025), then the Company must maintain a ratio of Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA) minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00 for the most recent twelve fiscal month period.

As of March 31, 2025, the Company was in compliance with its covenants and had approximately $254 million of availability under the ABL Credit Facility.

The Company has the option to borrow under its revolving credit facility based on the agent’s base rate plus a premium ranging from 0.00% to 0.25% or the Secured Overnight Financing Rate (SOFR) plus a premium ranging from 1.25% to 2.75%.

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

As of March 31, 2025 and December 31, 2024, $1.0 million and $1.1 million, respectively, of bank financing fees were included in “Prepaid expenses and other” and “Other long-term assets” on the accompanying Consolidated Balance Sheets. The financing fees are being amortized over the five-year term of the ABL Credit Facility and are included in “Interest and other expense on debt” on the accompanying Consolidated Statements of Comprehensive Income.

8.	Derivative Instruments:

Metals swaps and embedded customer derivatives

During 2025 and 2024, the Company entered into nickel swaps indexed to the London Metal Exchange price of nickel with third-party brokers. The nickel swaps are accounted for as derivatives for accounting purposes. The Company entered into them to mitigate its customers’ risk of volatility in the price of metals. The outstanding nickel swaps mature between the second quarter of 2025 and the fourth quarter of 2025. The swaps are settled with the brokers at maturity. The economic benefit or loss arising from the changes in fair value of the swaps is contractually passed through to the customer. The primary risk associated with the metals swaps is the ability of customers or third-party brokers to honor their agreements with the Company related to derivative instruments. If the customer or third-party brokers are unable to honor their agreements, the Company’s risk of loss is the fair value of the metals swaps.

These derivatives have not been designated as hedging instruments. The periodic changes in fair value of the metals and embedded customer derivative instruments are included in “Cost of materials sold” in the Consolidated Statements of Comprehensive Income. The Company recognizes derivative positions with both the customer and the third party for the derivatives and classifies cash settlement amounts associated with them as part of “Cost of materials sold” in the Consolidated Statements of Comprehensive Income. The cumulative change in fair value of the metals swaps that had not yet settled as of March 31, 2025, are included in “Other accrued liabilities” and the embedded customer derivatives are included in “Accounts receivable, net” on the Consolidated Balance Sheets as of March 31, 2025.

Fixed rate interest rate hedge

On  August 15, 2024 the Company entered into a two-year forward starting fixed rate interest rate hedge in order to eliminate the variability of cash interest payments on $75 million of the outstanding SOFR based borrowings under the ABL Credit Facility. The interest rate hedge fixed the rate at 3.82%. The interest rate hedge is included in "Other long-term liabilities" on the Consolidated Balance Sheets as of  March 31, 2025. Although the Company is exposed to credit loss in the event of nonperformance by the other party to the interest rate hedge agreement, the Company anticipates performance by the counterparty.

The table below shows the total impact to the Company’s Consolidated Statements of Comprehensive Income through pre-tax income of the derivatives for the three months ended March 31, 2025 and 2024, respectively.

	Net Gain (Loss) Recognized
	For the Three Months
	Ended March 31,
(in thousands)	2025	2024
Fixed interest rate hedge	$95	$55
Metals swaps	74	1
Embedded customer derivatives	(74)	(1)
Total gain	$95	$55

9.	Fair Value of Assets and Liabilities:

During the three months ended March 31, 2025, there were no transfers of financial assets between Levels 1, 2 or 3 fair value measurements. There have been no changes in the methodologies used as of  March 31, 2025 since December 31, 2024.

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company:

	Value of Items Recorded at Fair Value
	As of March 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Metal swaps	$-	$3,698	$-	$3,698
Embedded customer derivative	-	139	-	139
Supplemental executive retirement plan	14,798	-	-	14,798
Total assets at fair value	$14,798	$3,837	$-	$18,635

Liabilities:
Metal swaps	$-	$3,837	$-	$3,837
Fixed Interest rate hedge	-	27	-	27
Total liabilities recorded at fair value	$-	$3,864	$-	$3,864

	Value of Items Recorded at Fair Value
	As of December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Metal swaps	$-	$3,055	$-	$3,055
Embedded customer derivative	-	402	-	402
Fixed interest rate hedge	-	254	-	254
Supplemental executive retirement plan	15,061	-	-	15,061
Total assets at fair value	$15,061	$3,711	$-	$18,772

Liabilities:
Metal swaps	$-	$3,457	$-	$3,457
Total liabilities at fair value	$-	$3,457	$-	$3,457

The value of the items not recorded at fair value represent the carrying value of the liabilities.

The carrying value of the ABL Credit Facility was $235.4 million and $272.5 million at March 31, 2025 and December 31, 2024, respectively.  Management believes that the ABL Credit Facility’s carrying value approximates its fair value due to the variable interest rate on the ABL Credit Facility.

10.	Accumulated Other Comprehensive Income:

On  August 15, 2024, the Company entered into a two-year forward starting fixed rate interest rate hedge in order to eliminate the variability of cash interest payments on $75 million of the outstanding SOFR based borrowings under the ABL Credit Facility. The interest rate hedge fixed the rate at 3.82%. The fair value of the interest rate hedge of $27.1 thousand, net of tax of $6.8 thousand, is included in "Accumulated other comprehensive income" on the Consolidated Balance Sheets at  March 31, 2025.

11.	Equity Plans:

Restricted Shares, Restricted Stock Units and Performance Stock Units

Pursuant to the Amended and Restated Olympic Steel 2007 Omnibus Incentive Plan (the Incentive Plan), the Company may grant stock options, stock appreciation rights, restricted shares (RS), restricted share units (RSU), performance shares, and other stock- and cash-based awards to employees and directors of, and consultants to, the Company and its affiliates. Since adoption of the Incentive Plan, 1,400,000 shares of common stock have been authorized for equity grants. On an annual basis, the compensation committee of the Company’s Board of Directors (the Committee) awards RSs or RSUs to each non-employee director as part of their annual compensation.

The annual award for 2025 per director was $110,000 of RSs. Subject to the terms of the Incentive Plan and the RS agreement, one-third of the RSs vest on each December 31, 2025, December 31, 2026 and December 31, 2027. The grantee will not be entitled to vote on the RSs or receive dividends with respect to RSs until they vest. The annual award for 2024 per director was $110,000 of RSs. Subject to the terms of the Incentive Plan and the RS agreement, one-third of the RSs vest on each December 31, 2024, December 31, 2025 and December 31, 2026.

In January 2022, the Company adopted a new C-Suite Long-Term Incentive Plan (the C-Suite Plan) that operates under the Senior Manager Stock Incentive Plan. Under the C-Suite Plan, the Chief Executive Officer, the Chief Financial Officer and the President and Chief Operating Officer are eligible for participation. In each calendar year, the Committee may award eligible participants a long-term incentive of both a RSU grant and a performance stock units (PSU) grant. Additionally, the Committee may offer a long-term cash incentive (split equally between service and performance-based portions) to supplement both the RSU and PSU grants in order to arrive at the total long-term award target. For 2025, the total long-term award target is $1.1 million for the Chief Executive Officer, $0.5 million for the Chief Financial Officer and $0.8 million for the President and Chief Operating Officer. For 2024, the total long-term award target was $1.1 million for the Chief Executive Officer, $0.5 million for the Chief Financial Officer and $0.8 million for the President and Chief Operating Officer. The PSUs will vest if the return on net assets, calculated as EBITDA divided by Average Accounts Receivable, Inventory and Property and Equipment, exceeds 5 percent. Each RSU and service-based cash incentive vests three years after the grant date. Each vested RSU will convert into the right to receive one share of common stock. During 2025, a total of 20,000 RSUs and 20,000 PSUs were granted to the participants under the C-Suite Plan, and $531,300 and $531,300, respectively, were granted in service-based and performance-based cash awards. During 2024, a total of 17,243 RSUs and 17,243 PSUs were granted to the participants under the C-Suite Plan, and $37,400 and $37,400, respectively, were granted in service-based and performance-based cash awards. If the return on net assets falls below 5 percent, no performance-based incentive will be awarded. The maximum performance-based award is achieved if return on net assets exceeds ten percent, and is capped at 150% of the grant.

Stock-based compensation expense recognized on RSUs for the three months ended March 31, 2025 and 2024, respectively, is summarized in the following table:

	For the Three Months Ended
	March 31,
(in thousands, except per share data)	2025	2024
RS and RSU expense before taxes	$546	$479
RS and RSU expense after taxes	$382	$350

All pre-tax charges related to RSs and RSUs were included in the caption “Administrative and general” on the accompanying Consolidated Statements of Comprehensive Income.

The following table summarizes the activity related to RSs for the three months ended March 31, 2025 and 2024, respectively:

	As of March 31, 2025		As of March 31, 2024
	Number of	Weighted Average	Number of	Weighted Average
	Shares	Granted Price	Shares	Granted Price
Outstanding at December 31	6,702	$65.65	-	$-
Granted	21,336	30.93	10,050	65.65
Outstanding at March 31	28,038	$39.23	10,050	$65.65
Vested at March 31	3,348	$65.65	-	$-

The following table summarizes the activity related to RSUs for the three months ended March 31, 2025 and 2024, respectively:

	As of March 31, 2025		As of March 31, 2024
	Number of	Weighted Average	Number of	Weighted Average
	Shares	Granted Price	Shares	Granted Price
Outstanding at December 31	691,241	$22.61	662,103	$20.28
Granted	40,000	32.81	34,486	66.70
Converted into shares	(40,000)	23.50	-	-
Forfeited	(274)	13.29	(2,570)	16.99
Outstanding at March 31	690,967	$23.16	694,019	$22.60
Vested at March 31	576,481	$19.16	529,725	$20.10

12.	Income Taxes:

For the three months ended March 31, 2025, the Company recorded an income tax provision of $1.1 million, or 30.1%, compared to an income tax provision of $3.2 million, or 27.0%, for the three months ended March 31, 2024.

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

13.	Shares Outstanding and Earnings Per Share:

Earnings per share have been calculated based on the weighted average number of shares outstanding as set forth below:

	For the Three Months Ended
	March 31,
(in thousands, except per share data)	2025	2024
Weighted average basic shares outstanding	11,730	11,663
Assumed exercise of stock options and issuance of stock awards	25	-
Weighted average diluted shares outstanding	11,755	11,663
Net income	$2,509	$8,697
Basic earnings per share	$0.21	$0.75
Diluted earnings per share	$0.21	$0.75
Unvested RSs and RSUs	142	174

14.	Stock Repurchase Program:

On October 2, 2015, the Company announced that its Board of Directors authorized a stock repurchase program of up to 550,000 shares of the Company’s issued and outstanding common stock, which could include open market repurchases, negotiated block transactions, accelerated stock repurchases or open market solicitations for shares, all or some of which may be effected through Rule 10b5-1 plans. Any of the repurchased shares are held in the Company’s treasury, or canceled and retired as the Board may determine from time to time. Any repurchases of common stock are subject to the covenants contained in the ABL Credit Facility. Under the ABL Credit Facility, the Company may repurchase common stock and pay dividends up to $15 million in the aggregate during any trailing twelve months without restrictions. Purchases of common stock or dividend payments in excess of $15 million in the aggregate require the Company to (i) maintain availability in excess of 20.0% of the aggregate revolver commitments ($125.0 million at March 31, 2025) or (ii) to maintain availability equal to or greater than 15.0% of the aggregate revolver commitments ($93.8 million at March 31, 2025) and the Company must maintain a pro-forma ratio of EBITDA minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00.

There were no shares repurchased during the three months ended March 31, 2025 and 2024.  As of March 31, 2025, 360,212 shares remain authorized for repurchase under the program.

At-the-Market Equity Program

On September 3, 2021, the Company commenced an at-the-market (ATM) equity program under its shelf registration statement, which allows it to sell and issue up to $50 million in shares of its common stock from time to time. The Company entered into an Equity Distribution Agreement on September 3, 2021 with KeyBanc Capital Markets Inc. (KeyBanc) relating to the issuance and sale of shares of common stock pursuant to the program. KeyBanc is not required to sell any specific amount of securities but will act as the Company’s sales agent using commercially reasonable efforts consistent with its normal trading and sales practices, on mutually agreed terms between KeyBanc and the Company. KeyBanc will be entitled to compensation for shares sold pursuant to the program of 2.0% of the gross proceeds of any shares of common stock sold under the Equity Distribution Agreement. No shares were sold under the ATM program during the three months ended March 31, 2025 and 2024.

15.	Segment Information:

The Company follows the accounting guidance that requires the utilization of a "management approach" to define and report the financial results of reporting segments. The management approach defines operating segments along the lines used by the Company's chief operating decision maker (CODM) to assess performance and make operating and resource allocation decisions. The Company's Chief Executive Officer serves as the CODM and evaluates performance and allocates resources based on segment operating income. The CODM uses operating income to evaluate the income generated and overall profitability created from segment assets. These financial metrics are used to make key operating decisions, such as the determination of how capital spending is deployed between organic growth, automation and defensive projects and investment through acquisition.

The Company operates in three reportable segments; specialty metals flat products, carbon flat products, and tubular and pipe products. The specialty metals flat products segment and the carbon flat products segment are at times consolidated and referred to as the flat products segment, as certain of the flat products segments' assets and resources are shared by the specialty metals and carbon flat products segments and both segments' products are stored in the shared facilities and, in some locations, processed on shared equipment. The reportable segments are defined based on the products they sell as each segment requires unique purchasing and marketing strategies. In addition, capital equipment requirements differ between segments.

The Company uses segment operating income as the measure of segment income or loss. The Company believes that segment operating income is most reflective of the operational profitability or loss of its reportable segments.

Segment operating income excludes certain Corporate expenses. These Corporate expenses include the unallocated expenses related to managing the entire Company (i.e., all three segments), including the compensation for certain personnel, expenses related to being a publicly traded entity such as board of directors' expenses, audit expenses, and various other professional fees.

The following tables provide financial information frequently shared with our CODM for the Company's reportable segments for the three months ended March 31, 2025 and 2024, respectively.

	For the Three Months Ended March 31, 2025
	Specialty metals flat products	Carbon flat products	Tubular and pipe products	Other	Total
(in thousands)
Net sales	$129,538	$286,240	$77,163	$-	$492,941
Cost of materials sold	108,800	215,339	50,361	-	374,500
Operating expenses	17,155	59,986	20,420	4,790	102,351
Depreciation	736	4,008	1,721	17	6,482
Amortization	217	1,082	516	-	1,815
Operating income	$2,630	$5,825	$4,145	$(4,807)	$7,793
Other loss, net					21
Interest and other expense on debt					4,182
Income before income taxes					$3,590

	For the Three Months Ended March 31, 2024
	Specialty metals flat products	Carbon flat products	Tubular and pipe products	Other	Total
(in thousands)
Net sales	$129,534	$300,975	$96,133	$-	$526,642
Cost of materials sold	107,590	235,615	64,333	-	407,538
Operating expenses	17,025	52,622	21,925	4,260	95,832
Depreciation	722	3,441	1,826	17	6,006
Amortization	266	640	422	-	1,328
Operating income	$3,931	$8,657	$7,627	$(4,277)	$15,938
Other loss, net					19
Interest and other expense on debt					4,010
Income before income taxes					$11,909

	For the Three Months Ended
	March 31,
(in thousands)	2025	2024
Capital expenditures
Flat products segments	$8,474	$3,410
Tubular and pipe products	357	1,408
Total capital expenditures	$8,831	$4,818

	As of
	March 31,	December 31,
(in thousands)	2025	2024
Assets
Flat products segments	$710,454	$695,880
Tubular and pipe products	353,189	347,469
Corporate	1,079	1,147
Total assets	$1,064,722	$1,044,496

There were no material revenue transactions between the specialty metals flat products, carbon flat products and tubular and pipe products segments.

The Company sells certain products internationally, primarily in Canada and Mexico. International sales are immaterial to the consolidated financial results and to the individual segments’ results.

16.	Subsequent Event:

On April 17, 2025, the Company entered into a Ninth Amendment to Third Amended and Restated Loan and Security Agreement, which extended the maturity date of the ABL Credit Facility to April 17, 2030. The amendment also reset the Machinery and Equipment and Real Estate advanced rates, and at the date of the amendment, increased availability to $269 million. Additional financing fees incurred in connection with the amendment will be amortized over the length of the amended ABL Credit Facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and accompanying notes contained herein and our consolidated financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2024. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed under Item 1A (Risk Factors) in our Annual Report on Form 10-K for the year ended December 31, 2024, and in Part II, Item 1A (Risk Factors) in this Quarterly Report on Form 10-Q. The following section is qualified in its entirety by the more detailed information, including our financial statements and the notes thereto, which appear elsewhere in this Quarterly Report on Form 10-Q.

Forward-Looking Information

This Quarterly Report on Form 10-Q and other documents we file with the Securities and Exchange Commission, or SEC, contain various forward-looking statements that are based on current expectations, estimates, forecasts and projections about our future performance, business, our beliefs and management’s assumptions. In addition, we, or others on our behalf, may make forward-looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, conferences, webcasts, phone calls and conference calls. Words such as “may,” “will,” “anticipate,” “should,” “intend,” “expect,” “believe,” “estimate,” “project,” “plan,” “potential,” and “continue,” as well as the negative of these terms or similar expressions are intended to identify forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those implied by such statements including, but not limited to:

●	the levels of imported steel in the United States, imposed tariffs and duties on imported and exported steel or other products, U.S. trade policy and its impact on the U.S. manufacturing industry, including retaliatory actions by other countries;
●	supply disruptions and inflationary pressures, including the availability and rising costs of transportation, energy, logistical services and labor;
●	risks associated with shortages of skilled labor, increased labor costs and our ability to attract and retain qualified personnel;
●	risks of volatile metals prices and inventory devaluation;
●	rising interest rates and their impacts on our variable interest rate debt;
●	supplier consolidation or addition of new capacity;
●	risks associated with economic sanctions, and current global conflicts, or additional war, military conflict, or hostilities could adversely affect global metals supply and pricing;
●	general and global business, economic, financial and political conditions, including, but not limited to, recessionary conditions and legislation passed under the current administration;
●	reduced production schedules, layoffs or work stoppages by our own, our suppliers’ or customers’ personnel;
●

our ability to successfully integrate recent acquisitions, including Central Tube and Bar, or CTB, Metal-Fab, Inc., or Metal-Fab and Metal Works, LLC, or MetalWorks, into our business and risks inherent with the acquisitions in the achievement of expected results, including whether the acquisition will be accretive and within the expected timeframe;

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

Overview

We are a leading metals service center focused on the direct sale and value-added processing of carbon and coated sheet, plate and coil products; stainless steel sheet, plate, bar and coil; aluminum sheet, plate and coil; pipe, tube bar, valves and fittings, tin plate and metal-intensive end-use products. We provide metals processing and distribution services for a wide range of customers. We operate in three reportable segments: specialty metals flat products, carbon flat products, and tubular and pipe products. Our specialty metals flat products segment's focus is on the direct sale and distribution of processed aluminum and stainless flat-rolled sheet and coil products, flat bar products, prime tin mill products and fabricated parts. Through acquisitions, our specialty metals flat products segment has expanded its geographical footprint and enhanced its product offerings in stainless steel and aluminum plate, sheet, angles, rounds, flat bar, tube and pipe and the manufacturing and distribution of stainless steel bollards and water treatment systems. Our carbon flat products segment's focus is on the direct sale and distribution of large volumes of processed carbon and coated flat-rolled sheet, coil and plate products and fabricated parts. Through acquisitions, our carbon flat products segment has expanded its product offerings to include self-dumping metal hoppers and steel and stainless-steel dump inserts for pickup truck and service beds and venting, micro air and clean air products for residential, commercial and industrial applications. Through the acquisition of MetalWorks, on November 11, 2024, the carbon flat products segment further expanded its product offerings to include the manufacturing of service station canopies, deck clips, long gutters, trim, boat docks and solar canopy and ground racking components. Our tubular and pipe products segment's focus is on the distribution of metal tubing, pipe, bar, valves and fittings and the fabrication of parts supplied to various industrial markets. We also perform toll processing of customer-owned metals. We sell certain products internationally, primarily in Canada and Mexico. International sales are immaterial to our consolidated financial results and to the individual segments' results.

Our results of operations are affected by numerous external factors including, but not limited to: metals pricing, demand and availability; the availability, and increased costs of labor; global supply, the level of metals imported into the United States, tariffs, and inventory held in the supply chain; general and global business, economic, financial, banking and political conditions; competition; layoffs or work stoppages by our own, our suppliers’ or our customers’ personnel; fluctuations in the value of the U.S. dollar to foreign currencies; transportation and energy costs; pricing and availability of raw materials used in the production of metals and customers’ ability to manage their credit line availability. The metals industry also continues to be affected by the addition of new capacity and the global consolidation of our suppliers, competitors and end-use customers, and tariffs.

Like other metals service centers, we maintain substantial inventories of metals to accommodate the short lead times and just-in-time delivery requirements of our customers. Accordingly, we purchase metals, primarily from domestic mills in an effort to maintain our inventory at levels that we believe to be appropriate to satisfy the anticipated needs of our customers based upon customer forecasts, historic buying practices, supply agreements with customers and market conditions. Our commitments to purchase metals are generally at prevailing market prices in effect at the time we place our orders. From time to time, we have entered into pass-through nickel swaps at the request of our customers in order to mitigate our customers’ risk of volatility in the price of metals. We have no long-term, fixed-price metals purchase contracts. When metals prices decline, customer demands for lower prices and our competitors’ responses to those demands could result in lower sale prices and, consequently, lower gross profits and earnings as we use existing metals inventory. When metals prices increase, competitive conditions will influence how much of the price increase we can pass on to our customers. To the extent we are unable to pass on future price increases in our raw materials to our customers, the net sales and gross profits of our business could be adversely affected.

At March 31, 2025, we employed approximately 2,187 people.  Approximately 229 of the hourly plant personnel at the facilities listed below are represented by seven separate collective bargaining units.  The table below shows the expiration dates of the collective bargaining agreements.

Facility	Expiration date
St. Paul, Minnesota	May 25, 2025
Romeoville, Illinois	May 31, 2025
Minneapolis (coil), Minnesota	September 30, 2025
Indianapolis, Indiana	January 29, 2026
Minneapolis (plate), Minnesota	March 31, 2027
Locust, North Carolina	March 4, 2029
Hammond, Indiana	November 30, 2029

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

Carbon flat products

The primary focus of our carbon flat products segment is on the direct sale and distribution of large volumes of processed carbon and coated flat-rolled sheet, coil and plate products and fabricated parts. Through acquisitions, our carbon flat products segment has expanded its product offerings to include self-dumping hoppers and steel and stainless-steel dump inserts for pickup truck and service truck beds and venting, micro air and clean air products for residential, commercial and industrial applications. Through the acquisition of MetalWorks, the carbon flat products segment further expanded its product offerings to include the manufacturing of service station canopies, deck clips, long gutters, trim, boat docks and solar canopy and ground racking components. We act as an intermediary between metals producers and manufacturers that require processed metals for their operations. We serve customers in most metals consuming industries, including manufacturers and fabricators of transportation and material handling equipment, construction and farm machinery, storage tanks, environmental and energy generation equipment, automobiles, military vehicles and equipment, as well as general and plate fabricators and metals service centers. We distribute these products primarily through a direct sales force.

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

Metals prices in our specialty metals products segment decreased during 2025 compared to 2024, due to decreases in metals surcharges experienced during 2025. The price of grade 304 stainless steel surcharges decreased by 3.1% between December 2024 and March 2025. Metals index pricing for our carbon flat products segment increased during the first quarter of 2025 by $240 per ton, or 34.7%. However, metals index prices were 15.8% lower in the first quarter of 2025 compared to the first quarter of 2024. The decrease in year-over-year industry metals pricing decreased both our average selling prices and average cost of materials sold in each operating segment in 2025 when compared to 2024. Metals pricing for the tubular and pipe products segment lags behind the carbon flat products segment by several months.

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

Consolidated Operations

The following table presents consolidated operating results for the periods indicated (dollars are shown in thousands):

	For the Three Months Ended March 31,
	2025		2024
		% of net		% of net
	$	sales	$	sales
Net sales	$492,941	100.0	$526,642	100.0
Cost of materials sold (a)	374,500	76.0	407,538	77.4
Gross profit (b)	118,441	24.0	119,104	22.6
Operating expenses (c)	110,648	22.4	103,166	19.6
Operating income	7,793	1.6	15,938	3.0
Other loss, net	21	0.0	19	0.0
Interest and other expense on debt	4,182	0.9	4,010	0.7
Income before income taxes	3,590	0.7	11,909	2.3
Income taxes	1,081	0.2	3,212	0.6
Net income	$2,509	0.5	$8,697	1.7

(a) Includes $400  of LIFO expense for the three months ended March 31, 2024.

(b) Gross profit is calculated as net sales less the cost of materials sold.

(c) Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Net sales decreased $33.7 million, or 6.4%, to $492.9 million in the first quarter of 2025 from $526.6 million in the first quarter of 2024. Specialty metals flat products net sales were 26.3% of total net sales in the first quarter of 2025 compared to 24.6% of total net sales in the first quarter of 2024. Carbon flat products net sales were 58.0% of total net sales in the first quarter of 2025 compared to 57.1% of total net sales in the first quarter of 2024. Tubular and pipe products net sales were 15.7% of total net sales in the first quarter of 2025 compared to 18.3% of total net sales in the first quarter of 2024. The decrease in net sales was due to a consolidated 10.2% decrease in average selling prices during the first quarter of 2025 compared to the first quarter of 2024 partially offset by a 4.3% increase in sales volume.

Cost of materials sold decreased $33.0 million, or 8.1%, to $374.5 million in the first quarter of 2025 from $407.5 million in the first quarter of 2024. The decrease in cost of materials sold in the first three months of 2025 is related to the decreased metals pricing discussed above in Results of Operations.

As a percentage of net sales, gross profit (as defined in footnote (b) in the table above) increased to 24.0% in the first quarter of 2025 from 22.6% in the first quarter of 2024. The increase in the gross profit as a percentage of net sales is due to the average cost of inventory decreasing more than the average selling prices.

Operating expenses in the first quarter of 2025 increased $7.5 million, or 7.3%, to $110.7 million from $103.2 million in the first quarter of 2024. As a percentage of net sales, operating expenses increased to 22.4% for the first quarter of 2025 from 19.6% in the first quarter of 2024. Operating expenses in the specialty metals flat products segment increased $0.1 million, operating expenses in the carbon flat products segment increased $8.4 million, operating expenses in the tubular and pipe products segment decreased $1.5 million and Corporate expenses increased $0.5 million in the first quarter of 2025 compared to the first quarter of 2024. The increase in operating expenses on a dollar basis was primarily attributable to the inclusion of MetalWorks operating expenses in 2025 and increased variable operating expenses due to increased sales volume.

Interest and other expense on debt totaled $4.2 million, or 0.9% of net sales, in the first quarter of 2025 compared to $4.0 million, or 0.7% of net sales, in the first quarter of 2024. The increase in the first three months of 2025 compared to the first three months of 2024 was due to higher average borrowings partially offset by a lower effective borrowing rate. Our effective borrowing rate, exclusive of deferred financing fees and commitment fees, was 5.8%  for the first three months of 2025 compared to 7.0% for the first three months of 2024.

In the first quarter of 2025, income before income taxes totaled $3.6 million compared to income before income taxes of $11.9 million in the first quarter of 2024.

An income tax provision of 30.1% was recorded for the first quarter of 2025, compared to an income tax provision of 27.0% for the first quarter of 2024. Our tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items that are considered in the relevant period.  Each quarter, we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment.

Net income for the first quarter of 2025 totaled $2.5 million, or $ 0.21 per basic share and diluted share, compared to net income of $8.7 million, or $ 0.75 per basic and diluted share, for the first quarter of 2024.

Segment Operations

Specialty metals flat products

The following table presents selected operating results for our specialty metals flat products segment for the periods indicated (dollars are shown in thousands, except for per ton information):

	For the Three Months Ended March 31,
	2025		2024
		% of net		% of net
		sales		sales
Direct tons sold	30,492		28,933
Toll tons sold	1,187		970
Total tons sold	31,679		29,903

Net sales	$129,538	100.0	$129,534	100.0
Average selling price per ton	4,089		4,332
Cost of materials sold	108,800	84.0	107,590	83.1
Gross profit (a)	20,738	16.0	21,944	16.9
Operating expenses (b)	18,108	14.0	18,013	13.9
Operating income	$2,630	2.0	$3,931	3.0

(a) Gross profit is calculated as net sales less the cost of materials sold.

(b) Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Tons sold by our specialty metals flat products segment increased 5.9% to 32 thousand in the first quarter of 2025 from 30 thousand in the first quarter of 2024. We do not report tons sold for our end-use products.

Net sales in our specialty metals flat products segment remained flat at $129.5 million between the first quarter of 2025 and the first quarter of 2024. Average selling prices in the first quarter of 2025 were $4,089 per ton, compared with $4,332 per ton in the first quarter of 2024.

Cost of materials sold in our specialty metals flat products segment increased $1.2 million, or 1.1%, to $108.8 million in the first quarter of 2025 from $107.6 million in the first quarter of 2024. The increase in cost of materials sold was due to the 5.9% increase in sales volume.

As a percentage of net sales, gross profit (as defined in footnote (a) in the table above) decreased to 16.0% in the first quarter of 2025 from 16.9% in the first quarter of 2024. The decrease in the gross profit as a percentage of net sales is due to the average selling prices decreasing more than the average cost of materials sold.

Operating expenses increased $0.1 million, or 0.5%, to $18.1 million in the first quarter of 2025 from $18.0 million in the first quarter of 2024.  As a percentage of net sales, operating expenses increased to 14.0% in the first quarter of 2025 compared to 13.9% in the first quarter of 2024. The increase in operating expenses on a dollar basis was primarily attributable to increased variable operating expenses due to increased shipments.

Operating income in the first quarter of 2025 totaled $2.6 million, or 2.0% of net sales, compared to $3.9 million, or 3.0% of net sales, in the first quarter of 2024.

Carbon flat products

The following table presents selected operating results for our carbon flat products segment for the periods indicated (dollars are shown in thousands, except for per ton information):

	For the Three Months Ended March 31,
	2025		2024
		% of net		% of net
		sales		sales
Direct tons sold	225,419		211,191
Toll tons sold	7,408		8,484
Total tons sold	232,827		219,675

Net sales	$286,240	100.0	$300,975	100.0
Average selling price per ton	1,229		1,370
Cost of materials sold	215,339	75.2	235,615	78.3
Gross profit (a)	70,901	24.8	65,360	21.7
Operating expenses (b)	65,076	22.8	56,703	18.8
Operating income	$5,825	2.0	$8,657	2.9

(a) Gross profit is calculated as net sales less the cost of materials sold.

(b) Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Tons sold by our carbon flat products segment increased 6.0% to 233 thousand in the first quarter of 2025 from 220 thousand in the first quarter of 2024. We do not report tons sold for our end-use products.

Net sales in our carbon flat products segment decreased $14.7 million, or 4.9%, to $286.2 million in the first quarter of 2025 from $301.0 million in the first quarter of 2024. The decrease in sales was attributable to a 10.3% decrease in average selling prices in the first quarter of 2025 compared to the first quarter of 2024, partially offset by a 6.0% increase in tons sold. Average selling prices in the first quarter of 2025 decreased to $1,229 per ton, compared with $1,370 per ton in the first quarter of 2024.

Cost of materials sold decreased $20.3 million, or 8.6%, to $215.3 million in the first quarter of 2025 from $235.6 million in the first quarter of 2024. The decrease was due to the decreased market price for metals discussed above in Results of Operations.

As a percentage of net sales, gross profit (as defined in footnote (a) in the table above) increased to 24.8% in the first quarter of 2025 compared to 21.7% in the first quarter of 2024. The increase in the gross profit as a percentage of net sales in the first quarter of 2025 when compared to the first quarter of 2024 was due to average cost of inventory decreasing more than the average selling prices.

Operating expenses in the first quarter of 2025 increased $8.4 million, or 14.8%, to $65.1 million from $56.7 million in the first quarter of 2024. The increase in operating expenses on a dollar basis was primarily attributable to the inclusion of MetalWorks operating expenses in 2025 and increased variable operating expenses due to increased sales volume.

Operating income in the first quarter of 2025 totaled $5.8 million, or 2.0% of net sales, compared to operating income of $8.7 million, or 2.9% of net sales, in the first quarter of 2024.

Tubular and pipe products

The following table presents selected operating results for our tubular and pipe products segment for the periods indicated (dollars are shown in thousands):

	For the Three Months Ended March 31,
	2025		2024
		% of net		% of net
	$	sales	$	sales
Net sales	$77,163	100.0	$96,133	100.0
Cost of materials sold (a)	50,361	65.3	64,333	66.9
Gross profit (b)	26,802	34.7	31,800	33.1
Operating expenses (c)	22,657	29.3	24,173	25.2
Operating income	$4,145	5.4	$7,627	7.9

(a) Includes $400 of LIFO expense, respectively, for the three months ended March 31, 2024.

(b) Gross profit is calculated as net sales less the cost of materials sold.

(c) Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Net sales decreased $19.0 million, or 19.7%, to $77.2 million in the first quarter of 2025 from $96.1 million in the first quarter of 2024.  The decrease is a result of a 9.2% decrease in average selling prices and a 11.6% decrease in shipping volume during the first quarter of 2025 compared to the first quarter of 2024.

Cost of materials sold decreased $14.0 million, or 21.7%, to $50.4 million in the first quarter of 2025 from $64.3 million in the first quarter of 2024. We did not record LIFO income or expense during the three months ended March 31, 2025. During the three months ended March 31, 2024, we recorded $0.4 million of LIFO expense. The decrease in cost of materials sold was due to the decreased industry metals pricing discussed above in Results of Operations and the 11.6% decrease in shipping volume.

As a percentage of net sales, gross profit (as defined in footnote (b) in the table above) increased to 34.7% in the first quarter of 2025 compared to 33.1% in the first quarter of 2024.  As a percentage of net sales, the LIFO expense recorded in the first quarter of 2024 reduced gross profit by 0.4%. The increase in the gross profit as a percentage of net sales in the first quarter of 2025 when compared to the first quarter of 2024 was due to average cost of inventory decreasing more than the average selling prices.

Operating expenses in the first quarter of 2025 decreased $1.5 million, or 6.3%, to $22.7 million from $24.2 million in the first quarter of 2024. Operating expenses increased to 29.3% of net sales in the first quarter of 2025 compared to 25.2% in the first quarter of 2024. The decrease in operating expenses on a dollar basis was primarily due to lower variable performance-based incentive compensation and lower operating expenses associated with lower shipments.

Operating income in the first quarter 2025 totaled $4.1 million, or 5.4% of net sales, compared to $7.6 million, or 7.9% of net sales, in the first quarter of 2024.

Corporate expenses

Corporate expenses increased $0.5 million, or 12.4%, to $4.8 million in the first quarter of 2025 from $4.3 million in the first quarter of 2024. Corporate expense primarily increased due to higher year-over-year professional service fees.

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

Operating Activities

For the three months ended March 31, 2025, we generated $49.4 million of net cash from operations, of which $7.7 million was generated from operating activities and $41.7 million was generated from working capital. For the three months ended March 31, 2024, we used $2.6 million of net cash for operations, of which $16.3 million was generated from operating activities and $18.9 million was used for working capital requirements.

Net cash from operating activities totaled $7.7 million during the first three months of 2025 and was mainly comprised of net income of $2.5 million, the non-cash depreciation and amortization addback of $8.5 million, and changes in other long-term liabilities of $1.8 million, partially offset by changes in other long-term assets of $4.8 million. Net cash from operations totaled $16.3 million during the first three months of 2024 and was mainly comprised of net income of $8.7 million, the non-cash depreciation and amortization addback of $7.5 million and changes in other long-term liabilities of $0.3 million, partially offset by changes in other long-term assets of $1.0 million.

Working capital at March 31, 2025 totaled $407.1 million, a $40.9 million decrease from December 31, 2024. The decrease was primarily attributable to a $59.4 million increase in accounts payable and outstanding checks and a $30.5 million decrease in inventory partially offset by a $46.4 million increase in accounts receivable and a $4.1 million decrease in accrued payroll and other accrued liabilities.

Investing Activities

Net cash used for investing activities totaled $8.8 million during the three months ended March 31, 2025 and $4.8 million during the three months ended March 31, 2024 and consisted of capital expenditures attributable to additional processing and automation equipment at our existing facilities.

Financing Activities

During the first three months of 2025, $39.2 million of cash was used for financing activities, which primarily consisted of $37.1 million of net repayments under our ABL Credit Facility, $1.8 million of dividends paid, $0.2 million of principal payments under finance lease obligations and $0.1 million of credit facility fees and expenses related to the amended ABL Credit Facility. During the first three months ended of 2024, $4.5 million was generated from financing activities, which primarily consisted of $6.6  million of net borrowings under our ABL Credit Facility partially offset by $1.7 million of dividends paid, $0.1 million of credit facility fees and expenses related to amending the ABL Credit Facility and $0.3 million of principal payments under finance lease obligations.

Dividends paid were $1.8 million and $1.7 million for the three months ended March 31, 2025 and March 31, 2024, respectively.  In May 2025, our Board of Directors approved a regular quarterly dividend of $0.16 per share, which will be paid on June 16, 2025 to shareholders of record as of June 2, 2025. Regular dividend distributions in the future are subject to the availability of cash, the $15.0 million annual limitation on cash dividends and common stock repurchases under our ABL Credit Facility and continuing determination by our Board of Directors that the payment of dividends remains in the best interest of our shareholders.

Stock Repurchase Program

In 2015, our Board of Directors authorized a stock repurchase program of up to 550,000 shares of our issued and outstanding common stock, which could include open market repurchases, negotiated block transactions, accelerated stock repurchases or open market solicitations for shares, all or some of which may be effected through Rule 10b5-1 plans. Repurchased shares will be held in our treasury, or canceled and retired as our Board of Directors may determine from time to time. Any repurchases of common stock are subject to the covenants contained in the ABL Credit Facility. Under the ABL Credit Facility, we may repurchase common stock and pay dividends up to $15.0 million in the aggregate during any trailing twelve months without restrictions. Purchases in excess of $15.0 million require us to (i) maintain availability in excess of 20% of the aggregate revolver commitments ($125.0 million at March 31, 2025) or (ii) to maintain availability equal to or greater than 15% of the aggregate revolver commitments ($93.8 million at March 31, 2025) and we must maintain a pro forma ratio of earnings before interest, taxes, depreciation and amortization, or EBITDA, minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00. The timing and amount of any repurchases under the stock repurchase program will depend upon several factors, including market and business conditions, and limitations under the ABL Credit Facility, and repurchases may be discontinued at any time. As of March 31, 2025, 360,212 shares remain authorized for repurchase under the program.

There were no shares repurchased during 2025 or 2024.

At- the-Market Equity Program

On September 3, 2021, we commenced an at-the-market, or ATM, equity program under our shelf registration statement, which allows us to sell and issue up to $50 million in shares of our common stock from time to time. We entered into an Equity Distribution Agreement on September 3, 2021 with KeyBanc Capital Markets Inc., or KeyBanc, relating to the issuance and sale of shares of common stock pursuant to the program. KeyBanc is not required to sell any specific amount of securities but will act as our sales agent using commercially reasonable efforts consistent with its normal trading and sales practices, on mutually agreed terms between KeyBanc and us. KeyBanc will be entitled to compensation for shares sold pursuant to the program of 2.0% of the gross proceeds of any shares of common stock sold under the Equity Distribution Agreement. No shares were sold under the ATM program during the three months ended March 31, 2025 or March 31, 2024.

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

On April, 17 2025 we entered into a Ninth Amendment to Third Amended and Restated Loan and Security Agreement, which extended the maturity date of the ABL Credit Facility to April 17, 2030. The amendment also reset the Machinery and Equipment and Real Estate advanced rates, and at the date of the amendment, increased availability to $269 million. Additional financing fees incurred in connection with the amendment will be amortized over the length of the amended ABL Credit Facility.

The ABL Credit Facility contains customary representations and warranties and certain covenants that limit our ability to, among other things: (i) incur or guarantee additional indebtedness; (ii) pay distributions on, redeem or repurchase capital stock or redeem or repurchase subordinated debt; (iii) make investments; (iv) sell assets; (v) enter into agreements that restrict distributions or other payments from restricted subsidiaries to us; (vi) incur liens securing indebtedness; (vii) consolidate, merge or transfer all or substantially all of their assets; and (viii) engage in transactions with affiliates. In addition, the ABL Credit Facility contains a financial covenant which requires if any commitments or obligations are outstanding and the our availability is less than the greater of $30 million or 10.0% of the aggregate amount of revolver commitments ($62.5 million at March 31, 2025) or 10.0% of the aggregate borrowing base ($49.4 million at March 31, 2025), then we must maintain a ratio of Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA) minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00 for the most recent twelve fiscal month period.

As of March 31, 2025, we were in compliance with our covenants and had approximately $254 million of availability under the ABL Credit Facility.

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

As of March 31, 2025 and December 31, 2024, $1.0 million and $1.1 million, respectively, of bank financing fees were included in “Prepaid expenses and other” and “Other long-term assets” on the accompanying Consolidated Balance Sheets. The financing fees are being amortized over the five-year term of the ABL Credit Facility and are included in “Interest and other expense on debt” on the accompanying Consolidated Statements of Comprehensive Income.

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

We review our financial reporting and disclosure practices and accounting practices quarterly to ensure they provide accurate and transparent information relative to the current economic and business environment. For further information regarding the accounting policies that we believe to be critical accounting policies that affect our more significant judgments and estimates used in preparing our consolidated financial statements, see Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Approximately 43% and 49%, respectively, of our consolidated net sales during the first three months of 2025 and 2024 were directly related to industrial machinery and equipment manufacturers and their fabricators.

Inflation generally affects us by increasing the cost of employee wages and benefits, transportation services, energy, borrowings under our credit facility, processing equipment, and purchased metals. General inflation, including increases in the price of metals and increased labor and distribution expense, did not materially effect our operations during the first quarter of 2025, and it has not had a material effect on our financial results during the last two years, but may have a significant impact in future years.

We are exposed to the impact of fluctuating metals prices and interest rate changes. During 2025 and 2024, we entered into metals swaps at the request of customers. These derivatives have not been designated as hedging instruments. For certain customers, we enter into contractual relationships that entitle us to pass through the economic effect of trading positions that we take with other third parties on our customers’ behalf.

Our primary interest rate risk exposure results from variable rate debt. On August 15, 2024, we entered into a two-year forward starting fixed rate interest rate hedge in order to eliminate the variability of cash interest payments on $75 million of the outstanding SOFR based borrowings under the ABL Credit Facility. The interest rate hedge fixed the rate at 3.82%.

Item 4. Controls and Procedures

The evaluation required by Rule 13a-15(e) of the Securities Exchange Act of 1934, or the Exchange Act, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q has been carried out under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. These disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in reports that are filed with or submitted to the SEC is: (i) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2025, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during the first quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Items 1, 1A, 2, 3 and 4 of this Part II are either inapplicable or are answered in the negative and are omitted pursuant to the instructions to Part II.

Item 5. Other Information

Trading Arrangements

During the quarter ended March 31, 2025, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

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

101

The following materials from Olympic Steel’s Quarterly Report on Form 10-Q for the period ended March 31, 2025, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Statements of Cash Flows, (iv) the Supplemental Disclosures of Cash Flow Information, (v) the Consolidated Statements of Shareholders’ Equity, (vi) Notes to Unaudited Consolidated Financial Statements and (vii) document and entity information.

104	Cover Pager Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLYMPIC STEEL, INC. (Registrant)

Date: May 2, 2025	By:	/s/ Richard T. Marabito
Richard T. Marabito
Chief Executive Officer

	By:	/s/ Richard A. Manson
Richard A. Manson
Chief Financial Officer
(Principal Financial and Accounting Officer)