Form 10-Q
period 2025-06-30
OLYMPIC STEEL INC
filed 2025-08-01
CIK 917470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 1, 2025
Common stock, without par value	11,197,621

Olympic Steel, Inc.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Olympic Steel, Inc.

Consolidated Balance Sheets

(in thousands)

	As of
	June 30, 2025	December 31, 2024
	(unaudited)
Assets
Cash and cash equivalents	$14,815	$11,912
Accounts receivable, net	203,723	166,149
Inventories, net (includes LIFO reserves of $7,091 as of June 30, 2025 and $6,341 as of December 31, 2024)	368,024	390,626
Prepaid expenses and other	10,203	11,904
Total current assets	596,765	580,591
Property and equipment, at cost	536,477	519,702
Accumulated depreciation	(328,569)	(315,866)
Net property and equipment	207,908	203,836
Goodwill	83,818	83,818
Intangible assets, net	115,073	118,111
Other long-term assets	30,506	21,204
Right of use assets, net	40,840	36,936
Total assets	$1,074,910	$1,044,496

Liabilities
Accounts payable	$144,572	$80,743
Accrued payroll	19,292	24,184
Other accrued liabilities	23,845	21,846
Current portion of lease liabilities	6,629	5,865
Total current liabilities	194,338	132,638
Credit facility revolver	233,198	272,456
Other long-term liabilities	23,979	22,484
Deferred income taxes	9,895	11,049
Lease liabilities	35,297	31,945
Total liabilities	496,707	470,572
Shareholders' Equity
Preferred stock	-	-
Common stock	138,892	138,538
Accumulated other comprehensive income (loss)	(54)	190
Retained earnings	439,365	435,196
Total shareholders' equity	578,203	573,924
Total liabilities and shareholders' equity	$1,074,910	$1,044,496

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Consolidated Statements of Comprehensive Income

For the Three and Six Months Ended June 30,

(in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
	(unaudited)

Net sales	$496,483	$526,250	$989,424	$1,052,892
Costs and expenses
Cost of materials sold (excludes items shown separately below)	374,679	406,547	749,179	814,085
Warehouse and processing	36,336	33,243	70,955	66,136
Administrative and general	31,272	29,167	62,646	59,319
Distribution	18,542	17,462	37,474	34,220
Selling	11,497	13,201	23,974	24,737
Occupancy	4,569	4,293	9,518	8,786
Depreciation	6,559	5,839	13,041	11,845
Amortization	1,656	1,388	3,471	2,716
Total costs and expenses	485,110	511,140	970,258	1,021,844
Operating income	11,373	15,110	19,166	31,048
Other loss, net	27	21	48	40
Income before interest and income taxes	11,346	15,089	19,118	31,008
Interest and other expense on debt	3,956	4,393	8,138	8,403
Income before income taxes	7,390	10,696	10,980	22,605
Income tax provision	2,153	3,036	3,234	6,248
Net income	$5,237	$7,660	$7,746	$16,357
Loss on cash flow hedge	(45)	-	(326)	(41)
Tax effect on cash flow hedge	11	-	81	-
Total comprehensive income	$5,203	$7,660	$7,501	$16,316

Earnings per share:
Net income per share - basic	$0.45	$0.66	$0.66	$1.40
Weighted average shares outstanding - basic	11,742	11,662	11,736	11,663
Net income per share - diluted	$0.45	$0.66	$0.66	$1.40
Weighted average shares outstanding - diluted	11,764	11,662	11,759	11,663

Dividends declared per share of common stock	$0.16	$0.15	$0.32	$0.30

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Consolidated Statements of Cash Flows

For the Six Months Ended June 30,

(in thousands)

	2025	2024
	(unaudited)

Cash flows provided by (used for) operating activities:
Net income	$7,746	$16,357
Adjustments to reconcile net income to net cash provided by (used in) operating activities -
Depreciation and amortization	16,562	14,611
Amortization of deferred financing fees	302	340
Loss on disposition of property and equipment	7	178
Stock-based compensation	354	1,000
Other long-term assets	(12,021)	(2,934)
Other long-term liabilities	4,656	2,751
	17,606	32,303
Changes in working capital:
Accounts receivable	(37,574)	(25,533)
Inventories	22,602	295
Prepaid expenses and other	1,448	1,586
Accounts payable	65,003	327
Change in outstanding checks	(1,174)	(941)
Accrued payroll and other accrued liabilities	(2,986)	(13,549)
	47,319	(37,815)
Net cash provided by (used for) operating activities	64,925	(5,512)

Cash flows provided by (used for) investing activities:
Capital expenditures	(17,517)	(13,241)
Proceeds from disposition of property and equipment	57	35
Net cash used for investing activities	(17,460)	(13,206)

Cash flows provided by (used for) financing activities:
Credit facility revolver borrowings	258,789	329,767
Credit facility revolver repayments	(298,047)	(310,779)
Principal payment under finance lease obligation	(443)	(603)
Credit facility fees and expenses	(1,284)	(107)
Dividends paid on common stock	(3,577)	(3,341)
Net cash provided by (used for) financing activities	(44,562)	14,937

Cash and cash equivalents:
Net change	2,903	(3,781)
Beginning balance	11,912	13,224
Ending balance	$14,815	$9,443

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Supplemental Disclosures of Cash Flow Information

For the Six Months Ended June 30,

(in thousands)

	2025	2024
	(unaudited)

Interest paid	$7,766	$7,691
Income taxes paid	$2,930	$6,743

The Company incurred a nominal amount of new financing lease obligations during the six months ended June 30, 2025 and 2024. These non-cash transactions have been excluded from the Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and 2024.

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Consolidated Statements of Shareholders’ Equity

(in thousands)

(unaudited)

	For the Three Months Ended June 30, 2025
		Accumulated
		Other
	Common	Comprehensive	Retained	Total
	Stock	Loss	Earnings	Equity

Balance at March 31, 2025	$138,286	$(20)	$435,919	$574,185
Net income	-	-	5,237	5,237
Payment of dividends on common stock ($0.16 per share)	-	-	(1,792)	(1,792)
Stock-based compensation	606	-	-	606
Changes in fair value of hedges, net of tax	-	(34)	-	(34)
Other	-	-	1	1
Balance at June 30, 2025	$138,892	$(54)	$439,365	$578,203

	For the Six Months Ended June 30, 2025
		Accumulated
		Other
	Common	Comprehensive	Retained	Total
	Stock	Loss	Earnings	Equity

Balance at December 31, 2024	$138,538	$190	$435,196	$573,924
Net income	-	-	7,746	7,746
Payment of dividends on common stock ($0.32 per share)	-	-	(3,577)	(3,577)
Stock-based compensation	354	-	-	354
Changes in fair value of hedges, net of tax	-	(245)	-	(245)
Other	-	1	-	1
Balance at June 30, 2025	$138,892	$(54)	$439,365	$578,203

	For the Three Months Ended June 30, 2024
		Accumulated
		Other
	Common	Comprehensive	Retained	Total
	Stock	Income	Earnings	Equity

Balance at March 31, 2024	$137,063	$-	$425,922	$562,985
Net income	-	-	7,660	7,660
Payment of dividends on common stock ($0.15 per share)	-	-	(1,670)	(1,670)
Stock-based compensation	478	-	-	478
Balance at June 30, 2024	$137,541	$-	$431,912	$569,453

	For the Six Months Ended June 30, 2024
		Accumulated
		Other
	Common	Comprehensive	Retained	Total
	Stock	Income	Earnings	Equity

Balance at December 31, 2023	$136,541	$41	$418,896	$555,478
Net income	-	-	16,357	16,357
Payment of dividends on common stock ($0.30 per share)	-	-	(3,341)	(3,341)
Stock-based compensation	1,000	-	-	1,000
Changes in fair value of hedges, net of tax	-	(41)	-	(41)
Balance at June 30, 2024	$137,541	$-	$431,912	$569,453

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Notes to Unaudited Consolidated Financial Statements

June 30, 2025

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

Olympic is a leading metals service center focused on the direct sale and value-added processing of carbon and coated steel, plate and coil products; stainless steel sheet, plate, bar and coil; aluminum sheet, plate and coil; pipe, tube bar, valves and fittings, tin plate and metal-intensive end-use products. The Company operates in three reportable segments: specialty metals flat products, carbon flat products, and tubular and pipe products. The specialty metals flat products segment and the carbon flat products segment are at times consolidated and referred to as the flat products segments. Certain of the flat products segments' assets and resources are shared by the specialty metals and carbon flat products segments, and both segments' products are stored in the shared facilities and, in some locations, processed on shared equipment. As such, total assets and capital expenditures are reported in the aggregate for the flat products segment. Due to the shared assets and resources, certain of the flat products segment expenses are allocated between the specialty metals flat products segment and the carbon flat products segment based upon an established allocation methodology. The specialty metals flat products segment sells and distributes processed aluminum and stainless flat-rolled sheet and coil products, flat bar products, prime tin mill products and fabricated parts. Through acquisitions, the specialty metals flat product segment has expanded its geographical footprint and enhanced its product offerings in stainless steel and aluminum plate, sheet, angles, rounds, flat bar, tubing and pipe, stainless steel bollards and water treatment systems. The carbon flat products segment sells and distributes large volumes of processed carbon and coated flat-rolled sheet, coil and plate products and fabricated parts. Through acquisitions, our carbon flat products segment has expanded its product offerings to include self-dumping metal hoppers, steel and stainless-steel dump inserts for pickup truck and service truck beds and venting, micro air and clean air products for residential, commercial and industrial applications. With the recent acquisition of Metal Works, LLC (MetalWorks) on November 11, 2024, the carbon flat products segment further expanded its product offerings to include the manufacture of service station canopies, deck clips, long gutters, trim and boat docks, as well as solar canopy and ground racking components. The tubular and pipe products segment distributes metal tubing, pipe, bar, valves and fittings and the fabrication of parts, tube and bar products, including round, square, rectangular and special shaped tubes supplied to various industrial markets. Each segments' products are primarily distributed through a direct sales force.

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

Within the metals industry, revenue is frequently disaggregated by products sold. The table below disaggregates the Company’s revenues by segment and products sold for the periods ended  June 30, 2025 and 2024, respectively.

	Disaggregated Revenue by Products Sold
	For the Three Months Ended June 30, 2025
	Specialty
	metals flat	Carbon flat	Tubular and
	products	products	pipe products	Total
Specialty	27.1%	-	-	27.1%
Hot Rolled	-	32.5%	-	32.5%
Tube	-	-	16.0%	16.0%
Coated	-	13.4%	-	13.4%
Plate	-	5.4%	-	5.4%
Cold Rolled	-	4.6%	-	4.6%
Other	-	1.0%	-	1.0%
Total	27.1%	56.9%	16.0%	100.0%

	Disaggregated Revenue by Products Sold
	For the Six Months Ended June 30, 2025
	Specialty
	metals flat	Carbon flat	Tubular and
	products	products	pipe products	Total
Specialty	26.7%	-	-	26.7%
Hot Rolled	-	30.6%	-	30.6%
Tube	-	-	15.8%	15.8%
Coated	-	13.5%	-	13.5%
Plate	-	8.0%	-	8.0%
Cold Rolled	-	4.4%	-	4.4%
Other	-	1.0%	-	1.0%
Total	26.7%	57.5%	15.8%	100.0%

	Disaggregated Revenue by Products Sold
	For the Three Months Ended June 30, 2024
	Specialty
	metals flat	Carbon flat	Tubular and
	products	products	pipe products	Total
Specialty	24.9%	-	-	24.9%
Hot Rolled	-	29.4%	-	29.4%
Tube	-	-	16.7%	16.7%
Coated	-	12.1%	-	12.1%
Plate	-	11.9%	-	11.9%
Cold Rolled	-	4.3%	-	4.3%
Other	-	0.7%	-	0.7%
Total	24.9%	58.4%	16.7%	100.0%

	Disaggregated Revenue by Products Sold
	For the Six Months Ended June 30, 2024
	Specialty
	metals flat	Carbon flat	Tubular and
	products	products	pipe products	Total
Specialty	24.7%	-	-	24.7%
Hot Rolled	-	28.6%	-	28.6%
Tube	-	-	17.5%	17.5%
Coated	-	11.6%	-	11.6%
Plate	-	12.7%	-	12.7%
Cold Rolled	-	4.3%	-	4.3%
Other	-	0.6%	-	0.6%
Total	24.7%	57.8%	17.5%	100.0%

3.	Accounts Receivable:

Accounts receivable are presented net of allowances for credit losses and unissued credits of $3.4 million and $3.7 million as of  June 30, 2025 and December 31, 2024, respectively. The allowance for credit losses is maintained at a level considered appropriate based on historical experience, specific customer collection issues that have been identified, current market considerations and estimates for supportable forecasts when appropriate. Estimations are based upon a calculated percentage of accounts receivable, which remains fairly level from year to year, and judgments about the probable effects of economic conditions on certain customers, which can fluctuate significantly from year to year. The Company cannot guarantee that the rate of future credit losses will be similar to past experience. The Company considers all available information when assessing the adequacy of its allowance for credit losses and unissued credits.

4.	Inventories:

Inventories consisted of the following:

	Inventory as of
(in thousands)	June 30, 2025	December 31, 2024
Unprocessed	$268,283	$273,668
Processed and finished	99,741	116,958
Totals	$368,024	$390,626

The Company values certain of its tubular and pipe products inventory at the last-in, first-out (LIFO) method. As of  June 30, 2025 and December 31, 2024, approximately $35.1 million, or 9.5% of consolidated inventory, and $31.3 million, or 8.0% of consolidated inventory, respectively, was reported under the LIFO method of accounting. The cost of the remainder of the tubular and pipe products inventory is determined using a weighted average rolling first-in, first-out (FIFO) method.

During the three and six months ended  June 30, 2025, the Company recorded $0.8 million of LIFO expense. During the three and six months ended  June 30, 2024, the Company recorded $1.0 million and $0.6 million of LIFO income, respectively.

If the FIFO method had been in use, inventories would have been $7.1 million higher than reported as of  June 30, 2025 and $6.3 million higher than reported at  December 31, 2024.

5.	Goodwill and Intangible Assets:

The Company's intangible assets were recorded in connection with its acquisitions of MetalWorks in 2024, Central Tube and Bar, Inc. and Metal-Fab, Inc. in 2023, Shaw Stainless & Alloy, Inc. in 2021, Action Stainless & Alloys, Inc. in 2020, EZ Dumper® hydraulic dump inserts and McCullough Industries in 2019, Berlin Metals, LLC in 2018 and Chicago Tube and Iron in 2011. The intangible assets were evaluated on the premise of highest and best use to a market participant, primarily utilizing the income approach valuation methodology.

Goodwill, by reportable unit, was as follows as of June 30, 2025 and December 31, 2024, respectively. The goodwill is deductible for tax purposes.

	Carbon Flat	Specialty Metals	Tubular and
(in thousands)	Products	Flat Products	Pipe Products	Total
Balance as of December 31, 2024	$65,986	$9,431	$8,401	$83,818
Acquisitions	-	-	-	-
Impairments	-	-	-	-
Balance as of June 30, 2025	$65,986	$9,431	$8,401	$83,818

Intangible assets, net, consisted of the following as of June 30, 2025 and December 31, 2024, respectively:

	As of June 30, 2025
	Gross Carrying	Accumulated	Intangible
(in thousands)	Amount	Amortization	Assets, Net
Customer relationships - subject to amortization	$84,459	$(20,896)	$63,563
Covenant not to compete - subject to amortization	3,229	(1,407)	1,822
Technology and know-how - subject to amortization	8,900	(1,280)	7,620
Trade name - not subject to amortization	42,068	-	42,068
	$138,656	$(23,583)	$115,073

	As of December 31, 2024
	Gross Carrying	Accumulated	Intangible
(in thousands)	Amount	Amortization	Assets, Net
Customer relationships - subject to amortization	$84,459	$(18,513)	$65,946
Covenant not to compete - subject to amortization	3,229	(1,110)	2,119
Technology and know-how - subject to amortization	8,900	(922)	7,978
Trade name - not subject to amortization	42,068	-	42,068
	$138,656	$(20,545)	$118,111

The Company estimates that amortization expense for its intangible assets subject to amortization will be approximately $5.6 million per year for the next year, $5.1 million the following year and then $4.8 million, $4.7 million, $3.9 million and $3.9 million respectively, over the next four years.

6.	Leases:

The components of lease expense were as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(in thousands)	2025	2024	2025	2024
Operating lease cost	$2,386	$2,152	$4,731	$4,549

Finance lease cost:
Amortization of right-of-use assets	$215	$308	$435	$592
Interest on lease liabilities	34	43	69	80
Total finance lease cost	$249	$351	$504	$672

Supplemental cash flow information related to leases was as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(in thousands)	2025	2024	2025	2024
Cash paid for lease liabilities:
Operating cash flows from operating leases	$2,283	$2,122	$4,519	$4,509
Operating cash flows from finance leases	34	43	69	80
Financing cash flows from finance leases	218	314	443	603
Total cash paid for lease liabilities	$2,535	$2,479	$5,031	$5,192

Supplemental balance sheet information related to leases was as follows:

	June 30,	December 31,
(in thousands)	2025	2024
Operating Leases
Operating lease	$59,542	$54,337
Operating lease accumulated amortization	(18,702)	(17,401)
Operating lease right-of-use asset, net	40,840	36,936

Operating lease current liabilities	6,629	5,865
Operating lease liabilities	35,297	31,945
Total operating lease liabilities	$41,926	$37,810

Finance Leases
Finance lease	4,456	4,812
Finance lease accumulated depreciation	(2,338)	(2,354)
Finance lease, net	2,118	2,458

Finance lease current liabilities	751	853
Finance lease liabilities	1,454	1,697
Total finance lease liabilities	$2,205	$2,550

Weighted Average Remaining Lease Term
Operating leases (in years)	9	9
Finance leases (in years)	3	4

Weighted Average Discount Rate
Operating leases	6.11%	5.76%
Finance leases	5.97%	5.89%

Maturities of lease liabilities were as follows:

	Operating	Finance
(in thousands)	Leases	Leases
Year Ending December 31,
2025	$4,565	$473
2026	8,760	736
2027	7,422	623
2028	5,860	454
2029	4,756	124
Thereafter	25,481	13
Total future minimum lease payments	$56,844	$2,423
Less remaining imputed interest	(14,918)	(218)
Total	$41,926	$2,205

7.	Debt:

The Company’s debt is comprised of the following components:

	As of
	June 30,	December 31,
(in thousands)	2025	2024
Asset-based revolving credit facility due April 17, 2030	$233,198	$272,456
Total debt	$233,198	$272,456

On  April 17, 2025, the Company entered into a Ninth Amendment to Third Amended and Restated Loan and Security Agreement, which extended the maturity date of its asset-based credit facility (the ABL Credit Facility) to  April 17, 2030. The amendment also reset the Machinery and Equipment and Real Estate advanced rates. The Company's ABL Credit Facility is collateralized by the Company's accounts receivable, inventory, personal property and certain real estate. The $625 million ABL Credit Facility consists of: (i) a revolving credit facility of up to $595 million, including a $20 million sub-limit for letters of credit, and (ii) a first in, last out revolving credit facility of up to $30 million. Under the terms of the ABL Credit Facility, the Company may, subject to the satisfaction of certain conditions, request additional commitments under the revolving credit facility in the aggregate principal amount of up to $200 million to the extent that existing or new lenders agree to provide such additional commitments. The ABL Credit Facility matures on  April 17, 2030.

The ABL Credit Facility contains customary representations and warranties and certain covenants that limit the ability of the Company to, among other things: (i) incur or guarantee additional indebtedness; (ii) pay distributions on, redeem or repurchase capital stock or redeem or repurchase subordinated debt; (iii) make investments; (iv) sell assets; (v) enter into agreements that restrict distributions or other payments from restricted subsidiaries to the Company; (vi) incur liens securing indebtedness; (vii) consolidate, merge or transfer all or substantially all of the Company’s assets; and (viii) engage in transactions with affiliates. In addition, the ABL Credit Facility contains a financial covenant which requires if any commitments or obligations are outstanding and the Company’s availability is less than the greater of $30 million or 10.0% of the aggregate amount of revolver commitments ($62.5 million at June 30, 2025) or 10.0% of the aggregate borrowing base ($54.3 million at June 30, 2025), then the Company must maintain a ratio of Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA) minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00 for the most recent twelve fiscal month period.

As of June 30, 2025, the Company was in compliance with its covenants and had approximately $305 million of availability under the ABL Credit Facility.

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

As of June 30, 2025 and December 31, 2024, $2.0 million and $1.1 million, respectively, of bank financing fees were included in “Prepaid expenses and other” and “Other long-term assets” on the accompanying Consolidated Balance Sheets. The financing fees are being amortized over the five-year term of the ABL Credit Facility and are included in “Interest and other expense on debt” on the accompanying Consolidated Statements of Comprehensive Income.

8.	Derivative Instruments:

Metals swaps and embedded customer derivatives

During 2025 and 2024, the Company entered into nickel swaps indexed to the London Metal Exchange price of nickel with third-party brokers. The nickel swaps are accounted for as derivatives for accounting purposes. The Company entered into them to mitigate its customers’ risk of volatility in the price of metals. The outstanding nickel swaps mature between the third quarter of 2025 and the fourth quarter of 2025. The swaps are settled with the brokers at maturity. The economic benefit or loss arising from the changes in fair value of the swaps is contractually passed through to the customer. The primary risk associated with the metals swaps is the ability of customers or third-party brokers to honor their agreements with the Company related to derivative instruments. If the customer or third-party brokers are unable to honor their agreements, the Company’s risk of loss is the fair value of the metals swaps.

These derivatives have not been designated as hedging instruments. The periodic changes in fair value of the metals and embedded customer derivative instruments are included in “Cost of materials sold” in the Consolidated Statements of Comprehensive Income. The Company recognizes derivative positions with both the customer and the third party for the derivatives and classifies cash settlement amounts associated with them as part of “Cost of materials sold” in the Consolidated Statements of Comprehensive Income. The cumulative change in fair value of the metals swaps that had not yet settled as of June 30, 2025, are included in “Other accrued liabilities” and the embedded customer derivatives are included in “Accounts receivable, net” on the Consolidated Balance Sheets as of June 30, 2025.

Fixed rate interest rate hedge

On  August 15, 2024, the Company entered into a two-year forward starting fixed rate interest rate hedge in order to eliminate the variability of cash interest payments on $75 million of the outstanding SOFR based borrowings under the ABL Credit Facility. The interest rate hedge fixed the rate at 3.82%. The interest rate hedge is included in "Other long-term liabilities" on the Consolidated Balance Sheets as of  June 30, 2025. Although the Company is exposed to credit loss in the event of nonperformance by the other party to the interest rate hedge agreement, the Company anticipates performance by the counterparty.

The table below shows the total impact to the Company’s Consolidated Statements of Comprehensive Income through pre-tax income of the derivatives for the three and six months ended June 30, 2025 and 2024, respectively.

	Net Gain (Loss) Recognized
	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(in thousands)	2025	2024	2025	2024
Fixed interest rate hedge	$95	$-	$190	$55
Metals swaps	(185)	223	(111)	224
Embedded customer derivatives	185	(223)	111	(224)
Total gain	$95	$-	$190	$55

9.	Fair Value of Assets and Liabilities:

During the six months ended June 30, 2025, there were no transfers of financial assets between Levels 1, 2 or 3 fair value measurements. There have been no changes in the methodologies used as of  June 30, 2025 since December 31, 2024.

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company:

	Value of Items Recorded at Fair Value
	As of June 30, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Metal swaps	$-	$2,127	$-	$2,127
Embedded customer derivative	-	153	-	153
Supplemental executive retirement plan	16,558	-	-	16,558
Total assets at fair value	$16,558	$2,280	$-	$18,838

Liabilities:
Metal swaps	$-	$2,281	$-	$2,281
Fixed Interest rate hedge	-	72	-	72
Total liabilities recorded at fair value	$-	$2,353	$-	$2,353

	Value of Items Recorded at Fair Value
	As of December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Metal swaps	$-	$3,055	$-	$3,055
Embedded customer derivative	-	402	-	402
Fixed interest rate hedge	-	254	-	254
Supplemental executive retirement plan	15,061	-	-	15,061
Total assets at fair value	$15,061	$3,711	$-	$18,772

Liabilities:
Metal swaps	$-	$3,457	$-	$3,457
Total liabilities at fair value	$-	$3,457	$-	$3,457

The value of the items not recorded at fair value represent the carrying value of the liabilities.

The carrying value of the ABL Credit Facility was $233.2 million and $272.5 million at June 30, 2025 and December 31, 2024, respectively.  Management believes that the ABL Credit Facility’s carrying value approximates its fair value due to its recent refinancing and the variable interest rate on the ABL Credit Facility.

10.	Accumulated Other Comprehensive Income:

On  August 15, 2024, the Company entered into a two-year forward starting fixed rate interest rate hedge in order to eliminate the variability of cash interest payments on $75 million of the outstanding SOFR based borrowings under the ABL Credit Facility. The interest rate hedge fixed the rate at 3.82%. The fair value of the interest rate hedge of $72.3 thousand, net of tax of $18.1 thousand, is included in "Accumulated other comprehensive income" on the Consolidated Balance Sheets at  June 30, 2025.

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

In January 2022, the Company adopted a new C-Suite Long-Term Incentive Plan (the C-Suite Plan) that operates under the Senior Manager Stock Incentive Plan. Under the C-Suite Plan, the Chief Executive Officer, the Chief Financial Officer and the President and Chief Operating Officer are eligible for participation. In each calendar year, the Committee may award eligible participants a long-term incentive of both a RSU grant and a performance stock units (PSU) grant. Additionally, the Committee may offer a long-term cash incentive (split equally between service and performance-based portions) to supplement both the RSU and PSU grants in order to arrive at the total long-term award target. For 2025 and 2024, the total long-term award target is $1.1 million for the Chief Executive Officer, $0.5 million for the Chief Financial Officer and $0.8 million for the President and Chief Operating Officer. The PSUs will vest if the return on net assets, calculated as EBITDA divided by Average Accounts Receivable, Inventory and Property and Equipment, exceeds 5 percent. Each RSU and service-based cash incentive vests three years after the grant date. Each vested RSU will convert into the right to receive one share of common stock. During 2025, a total of 20,000 RSUs and 20,000 PSUs were granted to the participants under the C-Suite Plan, and $531,300 and $531,300, respectively, were granted in service-based and performance-based cash awards. During 2024, a total of 17,243 RSUs and 17,243 PSUs were granted to the participants under the C-Suite Plan, and $37,400 and $37,400, respectively, were granted in service-based and performance-based cash awards. If the return on net assets falls below 5 percent, no performance-based incentive will be awarded. The maximum performance-based award is achieved if return on net assets exceeds ten percent, and is capped at 150% of the grant.

Stock-based compensation expense recognized on RSUs for the three and six months ended June 30, 2025 and 2024, respectively, is summarized in the following table:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2025	2024	2025	2024
RS and RSU expense before taxes	$606	$521	$1,152	$1,000
RS and RSU expense after taxes	$429	$373	$813	$724

All pre-tax charges related to RSs and RSUs were included in the caption “Administrative and general” on the accompanying Consolidated Statements of Comprehensive Income.

The following table summarizes the activity related to RSs for the six months ended June 30, 2025 and 2024, respectively:

	As of June 30, 2025		As of June 30, 2024
	Number of	Weighted Average	Number of	Weighted Average
	Shares	Granted Price	Shares	Granted Price
Outstanding at December 31	6,702	$65.65	-	$-
Granted	21,336	30.93	10,050	65.65
Converted into shares	(4,673)	39.23	-	-
Outstanding at June 30	23,365	$39.23	10,050	$65.65
Vested at June 30	-	$-	-	$-

The following table summarizes the activity related to RSUs for the six months ended June 30, 2025 and 2024, respectively:

	As of June 30, 2025		As of June 30, 2024
	Number of	Weighted Average	Number of	Weighted Average
	Shares	Granted Price	Shares	Granted Price
Outstanding at December 31	691,241	$22.61	662,103	$20.28
Granted	40,000	32.81	34,486	66.70
Converted into shares	(70,244)	22.21	-	-
Forfeited	(274)	13.29	(2,570)	16.99
Outstanding at June 30	660,723	$23.28	694,019	$22.60
Vested at June 30	546,237	$19.08	529,725	$20.10

12.	Income Taxes:

For the three months ended June 30, 2025, the Company recorded an income tax provision of $2.2 million, or 29.1%, compared to an income tax provision of $3.0 million, or 28.4%, for the three months ended June 30, 2024. For the six months ended  June 30, 2025, the Company recorded an income tax provision of $3.2 million, or 29.5%, compared to an income tax provision of $6.2 million, or 27.6%, for the six months ended  June 30, 2024.

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

13.	Shares Outstanding and Earnings Per Share:

Earnings per share have been calculated based on the weighted average number of shares outstanding as set forth below:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2025	2024	2025	2024
Weighted average basic shares outstanding	11,742	11,662	11,736	11,663
Assumed exercise of stock options and issuance of stock awards	22	-	23	-
Weighted average diluted shares outstanding	11,764	11,662	11,759	11,663
Net income	$5,237	$7,660	$7,746	$16,357
Basic earnings per share	$0.45	$0.66	$0.66	$1.40
Diluted earnings per share	$0.45	$0.66	$0.66	$1.40
Unvested RSs and RSUs	138	164	138	164

14.	Stock Repurchase Program:

On October 2, 2015, the Company announced that its Board of Directors authorized a stock repurchase program of up to 550,000 shares of the Company’s issued and outstanding common stock, which could include open market repurchases, negotiated block transactions, accelerated stock repurchases or open market solicitations for shares, all or some of which may be effected through Rule 10b5-1 plans. Any of the repurchased shares are held in the Company’s treasury, or canceled and retired as the Board may determine from time to time. Any repurchases of common stock are subject to the covenants contained in the ABL Credit Facility. Under the ABL Credit Facility, the Company may repurchase common stock and pay dividends up to $15 million in the aggregate during any trailing twelve months without restrictions. Purchases of common stock or dividend payments in excess of $15 million in the aggregate require the Company to (i) maintain availability in excess of 20.0% of the aggregate revolver commitments ($125.0 million at June 30, 2025) or (ii) to maintain availability equal to or greater than 15.0% of the aggregate revolver commitments ($93.8 million at June 30, 2025) and the Company must maintain a pro-forma ratio of EBITDA minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00.

There were no shares repurchased during the three and six months ended June 30, 2025 and 2024.  As of June 30, 2025, 360,212 shares remain authorized for repurchase under the program.

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

The following tables provide financial information frequently shared with our CODM for the Company's reportable segments for the three and six months ended June 30, 2025 and 2024, respectively.

	For the Three Months Ended June 30, 2025
	Specialty metals flat products	Carbon flat products	Tubular and pipe products	Other	Total
(in thousands)
Net sales	$134,706	$282,543	$79,234	$-	$496,483
Cost of materials sold	110,761	209,612	54,306	-	374,679
Operating expenses	18,063	60,386	18,974	4,793	102,216
Depreciation	750	4,066	1,725	18	6,559
Amortization	206	1,086	364	-	1,656
Operating income	$4,926	$7,393	$3,865	$(4,811)	$11,373
Other loss, net					27
Interest and other expense on debt					3,956
Income before income taxes					$7,390

	For the Six Months Ended June 30, 2025
	Specialty metals flat products	Carbon flat products	Tubular and pipe products	Other	Total
(in thousands)
Net sales	$264,244	$568,783	$156,397	$-	$989,424
Cost of materials sold	219,561	424,951	104,667	-	749,179
Operating expenses	35,218	120,372	39,394	9,583	204,567
Depreciation	1,486	8,074	3,446	35	13,041
Amortization	423	2,168	880	-	3,471
Operating income	$7,556	$13,218	$8,010	$(9,618)	$19,166
Other loss, net					48
Interest and other expense on debt					8,138
Income before income taxes					$10,980

	For the Three Months Ended June 30, 2024
	Specialty metals flat products	Carbon flat products	Tubular and pipe products	Other	Total
(in thousands)
Net sales	$130,873	$307,755	$87,622	$-	$526,250
Cost of materials sold	104,944	243,996	57,607	-	406,547
Operating expenses	17,151	54,286	21,350	4,579	97,366
Depreciation	662	3,470	1,689	18	5,839
Amortization	267	642	479	-	1,388
Operating income	$7,849	$5,361	$6,497	$(4,597)	$15,110
Other loss, net					21
Interest and other expense on debt					4,393
Income before income taxes					$10,696

	For the Six Months Ended June 30, 2024
	Specialty metals flat products	Carbon flat products	Tubular and pipe products	Other	Total
(in thousands)
Net sales	$260,407	$608,730	$183,755	$-	$1,052,892
Cost of materials sold	212,534	479,611	121,940	-	814,085
Operating expenses	34,176	106,908	43,275	8,839	193,198
Depreciation	1,384	6,911	3,515	35	11,845
Amortization	533	1,282	901	-	2,716
Operating income	$11,780	$14,018	$14,124	$(8,874)	$31,048
Other loss, net					40
Interest and other expense on debt					8,403
Income before income taxes					$22,605

	For the Six Months Ended
	June 30,
(in thousands)	2025	2024
Capital expenditures
Flat products segments	$16,883	$10,159
Tubular and pipe products	634	3,082
Total capital expenditures	$17,517	$13,241

	As of
	June 30,	December 31,
(in thousands)	2025	2024
Assets
Flat products segments	$716,785	$695,880
Tubular and pipe products	357,115	347,469
Corporate	1,010	1,147
Total assets	$1,074,910	$1,044,496

There were no material revenue transactions between the specialty metals flat products, carbon flat products and tubular and pipe products segments.

The Company sells certain products internationally, primarily in Canada and Mexico. International sales are immaterial to the consolidated financial results and to the individual segments’ results.

16.	Subsequent Event:

On July 4, 2025, the One Big Beautiful Bill Act (the OBBBA) was enacted in the U.S. The OBBBA includes the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business deductions. The legislation has multiple effective dates, with certain provisions effective in 2025. The Company is currently assessing its impact on our consolidated financial statements.

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

Forward-Looking Information

This Quarterly Report on Form 10-Q and other documents we file with the Securities and Exchange Commission, or SEC, contain various forward-looking statements that are based on current expectations, estimates, forecasts and projections about our future performance, business, our beliefs and management’s assumptions. In addition, we, or others on our behalf, may make forward-looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, conferences, webcasts, phone calls and conference calls. Words such as “may,” “will,” “anticipate,” “should,” “intend,” “expect,” “believe,” “estimate,” “project,” “plan,” “potential,” and “continue,” as well as the negative of these terms or similar expressions are intended to identify forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those implied by such statements including, but not limited to:

●	the levels of imported steel in the United States, imposed tariffs and duties on imported and exported steel or other products, U.S. trade policy and its impact on the U.S. manufacturing industry, including retaliatory actions by other countries;
●	supply disruptions and inflationary pressures, including the availability and rising costs of transportation, energy, logistical services and labor;
●	general and global business, economic, financial and political conditions, including, but not limited to, recessionary conditions and legislation passed under the current administration, including the impact of the enactment of the One Big Beautiful Bill Act, or the OBBBA, on July 4, 2025;
●	risks associated with shortages of skilled labor, increased labor costs and our ability to attract and retain qualified personnel;
●	risks of volatile metals prices and inventory devaluation;
●	rising interest rates and their impacts on our variable interest rate debt;
●	supplier consolidation or addition of new capacity;
●	risks associated with economic sanctions, and current global conflicts, or additional war, military conflict, or hostilities could adversely affect global metals supply and pricing;
●	reduced production schedules, layoffs or work stoppages by our own, our suppliers’ or customers’ personnel;
●

our ability to successfully integrate recent acquisitions, including Central Tube and Bar, Inc., or CTB, Metal-Fab, Inc., or Metal-Fab and Metal Works, LLC, or MetalWorks, into our business and risks inherent with the acquisitions in the achievement of expected results, including whether the acquisition will be accretive and within the expected timeframe;

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

Overview

We are a leading metals service center focused on the direct sale and value-added processing of carbon and coated sheet, plate and coil products; stainless steel sheet, plate, bar and coil; aluminum sheet, plate and coil; pipe, tube bar, valves and fittings, tin plate and metal-intensive end-use products. We provide metals processing and distribution services for a wide range of customers. We operate in three reportable segments: specialty metals flat products, carbon flat products, and tubular and pipe products. Our specialty metals flat products segment's focus is on the direct sale and distribution of processed aluminum and stainless flat-rolled sheet and coil products, flat bar products, prime tin mill products and fabricated parts. Through acquisitions, our specialty metals flat products segment has expanded its geographical footprint and enhanced its product offerings in stainless steel and aluminum plate, sheet, angles, rounds, flat bar, tube and pipe and the manufacturing and distribution of stainless steel bollards and water treatment systems. Our carbon flat products segment's focus is on the direct sale and distribution of large volumes of processed carbon and coated flat-rolled sheet, coil and plate products and fabricated parts. Through acquisitions, our carbon flat products segment has expanded its product offerings to include self-dumping metal hoppers and steel and stainless-steel dump inserts for pickup truck and service beds and venting, micro air and clean air products for residential, commercial and industrial applications. Through the acquisition of MetalWorks on November 11, 2024, the carbon flat products segment further expanded its product offerings to include the manufacturing of service station canopies, deck clips, long gutters, trim, boat docks and solar canopy and ground racking components. Our tubular and pipe products segment's focus is on the distribution of metal tubing, pipe, bar, valves and fittings and the fabrication of parts supplied to various industrial markets. We also perform toll processing of customer-owned metals. We sell certain products internationally, primarily in Canada and Mexico. International sales are immaterial to our consolidated financial results and to the individual segments' results.

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

At June 30, 2025, we employed approximately 2,228 people.  Approximately 231 of the hourly plant personnel at the facilities listed below are represented by seven separate collective bargaining units.  The table below shows the expiration dates of the collective bargaining agreements.

Facility	Expiration date
Minneapolis (coil), Minnesota	September 30, 2025
Indianapolis, Indiana	January 29, 2026
Minneapolis (plate), Minnesota	March 31, 2027
St. Paul, Minnesota	May 25, 2028
Locust, North Carolina	March 4, 2029
Hammond, Indiana	November 30, 2029
Romeoville, Illinois	May 31, 2030

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

Metals prices in our specialty metals products segment decreased during 2025 compared to 2024, due to decreases in metals surcharges experienced during 2025. The price of grade 304 stainless steel surcharges decreased by 4.4% between December 2024 and June 2025. Metals index pricing for our carbon flat products segment slightly decreased during the second quarter of 2025 by $31 per ton, or 3.3%, and increased during the first six months of 2025 by $209 per ton, or 30.2%. In addition, metals index prices were 12.4% higher in the second quarter of 2025 compared to the second quarter of 2024. Metals pricing for the tubular and pipe products segment lags behind the carbon flat products segment by several months.

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

Consolidated Operations

The following table presents consolidated operating results for the periods indicated (dollars are shown in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2025		2024		2025		2024
		% of net		% of net		% of net		% of net
	$	sales	$	sales	$	sales	$	sales
Net sales	$496,483	100.0	$526,250	100.0	$989,424	100.0	$1,052,892	100.0
Cost of materials sold (a)	374,679	75.5	406,547	77.3	749,179	75.7	814,085	77.3
Gross profit (b)	121,804	24.5	119,703	22.7	240,245	24.3	238,807	22.7
Operating expenses (c)	110,431	22.2	104,593	19.9	221,079	22.4	207,759	19.7
Operating income	11,373	2.3	15,110	2.8	19,166	1.9	31,048	3.0
Other loss, net	27	0.0	21	0.0	48	0.0	40	0.0
Interest and other expense on debt	3,956	0.8	4,393	0.8	8,138	0.8	8,403	0.8
Income before income taxes	7,390	1.5	10,696	2.0	10,980	1.1	22,605	2.2
Income taxes	2,153	0.4	3,036	0.5	3,234	0.3	6,248	0.6
Net income	$5,237	1.1	$7,660	1.5	$7,746	0.8	$16,357	1.6

(a) Includes $750 of LIFO expense for the three and six months ended June 30, 2025. Includes $1,000 and $600 of LIFO income, respectively, for the three and six months ended June 30, 2024.

(b) Gross profit is calculated as net sales less the cost of materials sold.

(c) Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Net sales decreased $29.8 million, or 5.7%, to $496.5 million in the second quarter of 2025 from $526.3 million in the second quarter of 2024. Specialty metals flat products net sales were 27.1% of total net sales in the second quarter of 2025 compared to 24.9% of total net sales in the second quarter of 2024. Carbon flat products net sales were 56.9% of total net sales in the second quarter of 2025 compared to 58.5% of total net sales in the second quarter of 2024. Tubular and pipe products net sales were 16.0% of total net sales in the second quarter of 2025 compared to 16.6% of total net sales in the second quarter of 2024. The decrease in net sales was due to a consolidated 5.3% decrease in sales volume during the second quarter of 2025 compared to the second quarter of 2024.

Net sales decreased $63.5 million, or 6.0%, to $1.0 billion in the first six months of 2025 from $1.1 billion in the first six months of 2024. Specialty metals flat products net sales were 26.7% of total net sales in the first six months of 2025 compared to 24.7% of total net sales in the first six months of 2024. Carbon flat products net sales were 57.5% of total net sales in the first six months of 2025 compared to 57.8% of total net sales in the first six months of 2024. Tubular and pipe products net sales were 15.8% of total net sales in the first six months of 2025 compared to 17.5% of total net sales in the first six months of 2024. The decrease in net sales was due to a consolidated 5.1% decrease in average selling prices partially offset by a 0.2% increase in sales volume during the first six months of 2025 compared to the first six months of 2024.

Cost of materials sold decreased $31.9 million, or 7.8%, to $374.7 million in the second quarter of 2025 from $406.6 million in the second quarter of 2024. Cost of materials sold decreased $64.9 million, or 8.0%, to $749.2 million in the first six months of 2025 from $814.1 million in the first six months of 2024. The decrease in cost of materials sold in the first six months of 2025 is related to the decreased metals pricing discussed above in Results of Operations.

As a percentage of net sales, gross profit (as defined in footnote (b) in the table above) increased to 24.5% in the second quarter of 2025 from 22.7% in the second quarter of 2024. The increase in the gross profit as a percentage of net sales is due to the average cost of inventory decreasing more than the average selling prices. As a percentage of net sales, gross profit (as defined in footnote (b) in the table above) increased to 24.3% in the first six months of 2025 from 22.7% in the first six months of 2024. The increase in the gross profit as a percentage of net sales is due to the average cost of inventory decreasing more than the average selling prices.

Operating expenses in the second quarter of 2025 increased $5.8 million, or 5.6%, to $110.4 million from $104.6 million in the second quarter of 2024. As a percentage of net sales, operating expenses increased to 22.2% for the second quarter of 2025 from 19.9% in the second quarter of 2024. Operating expenses in the specialty metals flat products segment increased $0.9 million, operating expenses in the carbon flat products segment increased $7.1 million, operating expenses in the tubular and pipe products segment decreased $2.5 million and Corporate expenses increased $0.2 million in the second quarter of 2025 compared to the second quarter of 2024. The increase in operating expenses on a dollar basis was primarily attributable to the inclusion of MetalWorks operating expenses in 2025.

Operating expenses in the first six months of 2025 increased $13.3 million, or 6.4%, to $221.1 million from $207.8 million in the first six months of 2024. As a percentage of net sales, operating expenses increased to 22.4% for the first six months of 2025 from 19.7% in the first six months of 2024. Operating expenses in the specialty metals flat products segment increased $1.0 million, operating expenses in the carbon flat products segment increased $15.5 million, operating expenses in the tubular and pipe products segment decreased $4.0 million and Corporate expenses increased $0.7 million in the first six months of 2025 compared to the first six months of 2024. The increase in operating expenses on a dollar basis was primarily attributable to the inclusion of MetalWorks operating expenses in 2025.

Interest and other expense on debt totaled $4.0 million, or 0.8% of net sales, in the second quarter of 2025 compared to $4.4 million, or 0.8% of net sales, in the second quarter of 2024. Interest and other expense on debt totaled $8.1 million, or 0.8% of net sales, in the first six months of 2025 compared to $8.4 million, or 0.8% of net sales, in the first six months of 2024. The decrease in the first six months of 2025 compared to the first six months of 2024 was due to a lower effective borrowing rate, partially offset by higher average borrowings. Our effective borrowing rate, exclusive of deferred financing fees and commitment fees, was 5.8% for the first six months of 2025 compared to 7.1% for the first six months of 2024.

In the second quarter of 2025, income before income taxes totaled $7.4 million compared to income before income taxes of $10.7 million in the second quarter of 2024. In the first six months of 2025, income before income taxes totaled $11.0 million compared to income before income taxes of $22.6 million in the first six months of 2024.

An income tax provision of 29.1% was recorded for the second quarter of 2025, compared to an income tax provision of 28.4% for the second quarter of 2024. Our tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items that are considered in the relevant period.  Each quarter, we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment. An income tax provision of 29.5% was recorded for the first six months of 2025, compared to an income tax provision of 27.6% for the first six months of 2024. Our tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items that are considered in the relevant period.  Each quarter, we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment.

On July 4, 2025, the OBBBA was enacted in the U.S. The OBBBA includes the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business deductions. The legislation has multiple effective dates, with certain provisions effective in 2025. We are currently assessing its impact on our consolidated financial statements.

Net income for the second quarter of 2025 totaled $5.2 million, or $ 0.45 per basic share and diluted share, compared to net income of $7.7 million, or $ 0.66 per basic and diluted share, for the second quarter of 2024. Net income for the first six months of 2025 totaled $7.8 million, or $ 0.66 per basic share and diluted share, compared to net income of $16.4 million, or $ 1.40 per basic and diluted share, for the first six months of 2024.

Segment Operations

Specialty metals flat products

The following table presents selected operating results for our specialty metals flat products segment for the periods indicated (dollars are shown in thousands, except for per ton information):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2025		2024		2025		2024
		% of net		% of net		% of net		% of net
		sales		sales		sales		sales
Direct tons sold	31,231		30,480		61,723		59,413
Toll tons sold	918		1,215		2,105		2,185
Total tons sold	32,149		31,695		63,828		61,598

Net sales	$134,706	100.0	$130,873	100.0	$264,244	100.0	$260,407	100.0
Average selling price per ton	4,190		4,129		4,140		4,228
Cost of materials sold	110,761	82.2	104,944	80.2	219,561	83.1	212,534	81.6
Gross profit (a)	23,945	17.8	25,929	19.8	44,683	16.9	47,873	18.4
Operating expenses (b)	19,019	14.1	18,080	13.8	37,127	14.0	36,093	13.9
Operating income	$4,926	3.7	$7,849	6.0	$7,556	2.9	$11,780	4.5

(a) Gross profit is calculated as net sales less the cost of materials sold.

(b) Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Tons sold by our specialty metals flat products segment remained flat at 32 thousand between the second quarter of 2025 and the second quarter of 2024. Tons sold by our specialty metals flat products segment increased 2 thousand to 64 thousand in the first six months of 2025 from 62 thousand in the first six months of 2024. We do not report tons sold for our end-use products.

Net sales in our specialty metals flat products segment increased $3.8 million, or 2.9%, to $134.7 million in the second quarter of 2025 from $130.9 million in the second quarter of 2024. Average selling prices in the second quarter of 2025 were $4,190 per ton, compared with $4,129 per ton in the second quarter of 2024. Net sales in our specialty metals flat products segment increased $3.8 million, or 1.5%, to $264.2 million in the first six months of 2025 from $260.4 million in the second quarter of 2024. Average selling prices in the first six months of 2025 were $4,140 per ton, compared with $4,228 per ton in the first six months of 2024.

Cost of materials sold in our specialty metals flat products segment increased $5.8 million, or 5.5%, to $110.8 million in the second quarter of 2025 from $104.9 million in the second quarter of 2024. Cost of materials sold in our specialty metals flat products segment increased $7.0 million, or 3.3%, to $219.6  million in the first six months of 2025 from $212.5 million in the first six months of 2024. The increase in cost of materials sold was due to a 3.6% increase in sales volume.

As a percentage of net sales, gross profit (as defined in footnote (a) in the table above) decreased to 17.8% in the second quarter of 2025 from 19.8% in the second quarter of 2024. As a percentage of net sales, gross profit (as defined in footnote (a) in the table above) decreased to 16.9% in the first six months of 2025 from 18.4% in the first six months of 2024. The decrease in the gross profit as a percentage of net sales for the three and six months ended June 30, 2025 is due to the average selling prices decreasing more than the average cost of materials sold.

Operating expenses increased $0.9 million, or 5.2%, to $19.0 million in the second quarter of 2025 from $18.1 million in the second quarter of 2024.  As a percentage of net sales, operating expenses increased to 14.1% in the second quarter of 2025 compared to 13.8% in the second quarter of 2024. The increase in operating expenses on a dollar basis was primarily attributable to increased variable operating expenses due to increased shipments.

Operating expenses increased $1.0 million, or 2.9%, to $37.1 million in the first six months of 2025 from $36.1 million in the first six months of 2024.  As a percentage of net sales, operating expenses increased to 14.0% in the first six months of 2025 compared to 13.9% in the first six months of 2024. The increase in operating expenses on a dollar basis was primarily attributable to increased variable operating expenses due to increased shipments.

Operating income in the second quarter of 2025 totaled $4.9 million, or 3.7% of net sales, compared to $7.9 million, or 6.0% of net sales, in the second quarter of 2024. Operating income in the first six months of 2025 totaled $7.6 million, or 2.9% of net sales, compared to $11.8 million, or 4.5% of net sales, in the first six months of 2024.

Carbon flat products

The following table presents selected operating results for our carbon flat products segment for the periods indicated (dollars are shown in thousands, except for per ton information):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2025		2024		2025		2024
		% of net		% of net		% of net		% of net
		sales		sales		sales		sales
Direct tons sold	208,030		220,748		433,449		431,939
Toll tons sold	6,864		8,342		14,272		16,826
Total tons sold	214,894		229,090		447,721		448,765

Net sales	$282,543	100.0	$307,755	100.0	$568,783	100.0	$608,730	100.0
Average selling price per ton	1,315		1,343		1,270		1,356
Cost of materials sold	209,612	74.2	243,996	79.3	424,951	74.7	479,611	78.8
Gross profit (a)	72,931	25.8	63,759	20.7	143,832	25.3	129,119	21.2
Operating expenses (b)	65,538	23.2	58,398	19.0	130,614	23.0	115,101	18.9
Operating income	$7,393	2.6	$5,361	1.7	$13,218	2.3	$14,018	2.3

(a) Gross profit is calculated as net sales less the cost of materials sold.

(b) Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Tons sold by our carbon flat products segment decreased 14 thousand to 215 thousand in the second quarter of 2025 from 229 thousand in the second quarter of 2024. Tons sold by our carbon flat products segment decreased 1 thousand to 448 thousand in the first six months of 2025 from 449 thousand in the first six months of 2024. We do not report tons sold for our end-use products.

Net sales in our carbon flat products segment decreased $25.2 million, or 8.2%, to $282.5 million in the second quarter of 2025 from $307.8 million in the second quarter of 2024. Average selling prices in the second quarter of 2025 decreased to $1,315 per ton, compared with $1,343 per ton in the second quarter of 2024. The decrease in sales was attributable to a $28 decrease in average selling prices per ton in the second quarter of 2025 compared to the second quarter of 2024, partially offset by a 14 thousand ton increase in tons sold.

Net sales in our carbon flat products segment decreased $40.0 million, or 6.6%, to $568.8 million in the first six months of 2025 from $608.7 million in the first six months of 2024. Average selling prices in the first six months of 2025 decreased to $1,270 per ton, compared with $1,356 per ton in the first six months of 2024. The decrease in sales was attributable to a $86 decrease in average selling prices per ton in the first six months of 2025 compared to the first six months of 2024 and a 1 thousand ton decrease in tons sold.

Cost of materials sold decreased $34.4  million, or 14.1%, to $209.6 million in the second quarter of 2025 from $244.0 million in the second quarter of 2024. Cost of materials sold decreased $54.7 million, or 11.4%, to $425.0 million in the first six months of 2025 from $479.6 million in the first six months of 2024.

As a percentage of net sales, gross profit (as defined in footnote (a) in the table above) increased to 25.8% in the second quarter of 2025 compared to 20.7% in the second quarter of 2024. As a percentage of net sales, gross profit (as defined in footnote (a) in the table above) increased to 25.3% in the first six months of 2025 compared to 21.2% in the first six months of 2024. The increase in the gross profit as a percentage of net sales in the first six months of 2025 when compared to the six months of 2024 was due to the inclusion of MetalWorks revenue but no corresponding tons sold and the average cost of inventory decreasing more than the average selling prices.

Operating expenses in the second quarter of 2025 increased $7.1 million, or 12.2%, to $65.5 million from $58.4 million in the second quarter of 2024. As a percentage of net sales, operating expenses increased to 23.2% in the second quarter of 2025 compared to 19.0% in the second quarter of 2024. The increase in operating expenses on a dollar basis was primarily attributable to the inclusion of MetalWorks operating expenses in 2025.

Operating expenses in the first six months of 2025 increased $15.5 million, or 13.5%, to $130.6 million from $115.1 million in the first six months of 2024. As a percentage of net sales, operating expenses increased to 23.0% in the first six months of 2025 compared to 18.9 % in the first six months of 2024. The increase in operating expenses on a dollar basis was primarily attributable to the inclusion of MetalWorks operating expenses in 2025.

Operating income in the second quarter of 2025 totaled $7.4 million, or 2.6% of net sales, compared to operating income of $5.4 million, or 1.7% of net sales, in the second quarter of 2024. Operating income in the first six months of 2025 totaled $13.2 million, or 2.3% of net sales, compared to operating income of $14.0  million, or 2.3% of net sales, in the first six months of 2024.

Tubular and pipe products

The following table presents selected operating results for our tubular and pipe products segment for the periods indicated (dollars are shown in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2025		2024		2025		2024
		% of net		% of net		% of net		% of net
	$	sales	$	sales	$	sales	$	sales
Net sales	$79,234	100.0	$87,622	100.0	$156,397	100.0	$183,755	100.0
Cost of materials sold (a)	54,306	68.5	57,607	65.7	104,667	66.9	121,940	66.4
Gross profit (b)	24,928	31.5	30,015	34.3	51,730	33.1	61,815	33.6
Operating expenses (c)	21,063	26.6	23,518	26.9	43,720	28.0	47,691	25.9
Operating income	$3,865	4.9	$6,497	7.4	$8,010	5.1	$14,124	7.7

(a) Includes $750 of LIFO expense for the three and six months ended June 30, 2025. Includes $1,000 and $600 of LIFO income, respectively, for the three and six months ended June 30, 2024.

(b) Gross profit is calculated as net sales less the cost of materials sold.

(c) Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Net sales decreased $8.4 million, or 9.6%, to $79.2 million in the second quarter of 2025 from $87.6 million in the second quarter of 2024.  The decrease is a result of a 9.3% decrease in shipping volume and a 0.3% decrease in average selling prices during the second quarter of 2025 compared to the second quarter of 2024.

Net sales decreased $27.4 million, or 14.9%, to $156.4 million in the first six months of 2025 from $183.8 million in the first six months of 2024.  The decrease is a result of a 12.5% decrease in shipping volume and a 2.7% decrease in average selling prices during the first six months of 2025 compared to the first six months of 2024.

Cost of materials sold decreased $3.3  million, or 5.7%, to $54.3 million in the second quarter of 2025 from $57.6 million in the second quarter of 2024. The decrease in cost of materials sold was due the 9.3% decrease in shipping volume. Cost of materials sold decreased $17.3 million, or 14.2%, to $104.7 million in the first six months of 2025 from $121.9 million in the first six months of 2024. The decrease in cost of materials sold was due to the 12.5% decrease in shipping volume. We recorded $0.8 million of LIFO expense during the three and six months ended June 30, 2025. During the three and six months ended June 30, 2024, we recorded $1.0 million and $0.6 million of LIFO income, respectively.

As a percentage of net sales, gross profit (as defined in footnote (b) in the table above) decreased to 31.5% in the second quarter of 2025 compared to 34.3% in the second quarter of 2024.  As a percentage of net sales, the LIFO expense recorded in the second quarter of 2025 reduced gross profit by 0.9%. As a percentage of net sales, the LIFO income recorded in the second quarter of 2024 increased gross profit by 1.1%. The decrease in the gross profit as a percentage of net sales in the second quarter of 2025 when compared to the second quarter of 2024 was due to average cost of inventory increasing more than the average selling prices. As a percentage of net sales, gross profit (as defined in footnote (b) in the table above) decreased to 33.1% in the first six months of 2025 compared to 33.6% in the first six months of 2024.  As a percentage of net sales, the LIFO expense recorded in the first six months of 2025 decreased gross profit by 0.5%. As a percentage of net sales, the LIFO income recorded in the first six months of 2024 increased gross profit by 0.3%. The decrease in the gross profit as a percentage of net sales in the first six months of 2025 when compared to the first six months of 2024 was due to average cost of inventory decreasing more than the average selling prices.

Operating expenses in the second quarter of 2025 decreased $2.4 million, or 10.4%, to $21.1 million from $23.5 million in the second quarter of 2024. Operating expenses decreased to 26.6% of net sales in the second quarter of 2025 compared to 26.9% in the second quarter of 2024. The decrease in operating expenses on a dollar basis was primarily due to lower variable performance-based incentive compensation and lower operating expenses associated with lower shipments. Operating expenses in the first six months of 2025 decreased $4.0  million, or 8.3%, to $43.7 million from $47.7 million in the first six months of 2024. Operating expenses increased to 28.0% of net sales in the first six months of 2025 compared to 25.9% in the first six months of 2024. The decrease in operating expenses on a dollar basis was primarily due to lower variable performance-based incentive compensation and lower operating expenses associated with lower shipments.

Operating income in the second quarter 2025 totaled $3.9 million, or 4.9% of net sales, compared to $6.5 million, or 7.4% of net sales, in the second quarter of 2024. Operating income in the first six months 2025 totaled $8.0 million, or 5.1% of net sales, compared to $14.1 million, or 7.7% of net sales, in the first six months of 2024.

Corporate expenses

Corporate expenses increased $0.2 million, or 4.7%, to $4.8 million in the second quarter of 2025 from $4.6 million in the second quarter of 2024. Corporate expense primarily increased due to higher year-over-year professional service fees. Corporate expenses increased $0.7 million, or 8.4%, to $9.6 million in the first six months of 2025 from $8.9 million in the first six months of 2024. Corporate expense primarily increased due to higher year-over-year professional service fees.

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

Operating Activities

For the six months ended June 30, 2025, we generated $64.9 million of net cash from operations, of which $17.6 million was generated from operating activities and $47.3 million was generated from working capital. For the six months ended June 30, 2024, we used $5.5 million of net cash for operations, of which $32.3 million was generated from operating activities and $37.8 million was used for working capital requirements.

Net cash from operating activities totaled $17.6 million during the first six months of 2025 and was mainly comprised of net income of $7.8 million, the non-cash depreciation and amortization addback of $16.9 million, and changes in other long-term liabilities of $4.7 million, partially offset by changes in other long-term assets of $12.0 million. Net cash from operating activities totaled $32.3 million during the first six months of 2024 and was mainly comprised of net income of $16.4 million, the non-cash depreciation and amortization addback of $15.0 million and changes in other long-term liabilities of $2.8 million, partially offset by changes in other long-term assets of $2.9 million.

Working capital at June 30, 2025 totaled $402.4 million, a $45.5 million decrease from December 31, 2024. The decrease was primarily attributable to a $63.8 million increase in accounts payable and outstanding checks and a $22.6 million decrease in inventory partially offset by a $37.6 million increase in accounts receivable and a $3.0 million decrease in accrued payroll and other accrued liabilities.

Investing Activities

Net cash used for investing activities totaled $17.5 million during the six months ended June 30, 2025 and $13.2 million during the six months ended June 30, 2024 and consisted of capital expenditures attributable to additional processing and automation equipment at our existing facilities.

Financing Activities

During the first six months of 2025, $44.6 million of cash was used for financing activities, which primarily consisted of $39.3 million of net repayments under our ABL Credit Facility, $3.6 million of dividends paid, $1.3 million of credit facility fees and expenses related to the amendment of the ABL Credit Facility and $0.4 million of principal payments under finance lease obligations and . During the first six months ended of 2024, $14.9 million was generated from financing activities, which primarily consisted of $19.0  million of net borrowings under our ABL Credit Facility partially offset by $3.3 million of dividends paid, $0.6 million of principal payments under finance lease obligations and $0.1 million of credit facility fees and expenses related to amending the ABL Credit Facility.

Dividends paid were $3.6 million and $3.3 million for the six months ended June 30, 2025 and June 30, 2024, respectively.  In July 2025, our Board of Directors approved a regular quarterly dividend of $0.16 per share, which will be paid on September 15, 2025 to shareholders of record as of September 2, 2025. Regular dividend distributions in the future are subject to the availability of cash, the $15.0 million annual limitation on cash dividends and common stock repurchases under our ABL Credit Facility and continuing determination by our Board of Directors that the payment of dividends remains in the best interest of our shareholders.

Stock Repurchase Program

In 2015, our Board of Directors authorized a stock repurchase program of up to 550,000 shares of our issued and outstanding common stock, which could include open market repurchases, negotiated block transactions, accelerated stock repurchases or open market solicitations for shares, all or some of which may be effected through Rule 10b5-1 plans. Repurchased shares will be held in our treasury, or canceled and retired as our Board of Directors may determine from time to time. Any repurchases of common stock are subject to the covenants contained in the ABL Credit Facility. Under the ABL Credit Facility, we may repurchase common stock and pay dividends up to $15.0 million in the aggregate during any trailing twelve months without restrictions. Purchases in excess of $15.0 million require us to (i) maintain availability in excess of 20% of the aggregate revolver commitments ($125.0 million at June 30, 2025) or (ii) to maintain availability equal to or greater than 15% of the aggregate revolver commitments ($93.8 million at June 30, 2025) and we must maintain a pro forma ratio of earnings before interest, taxes, depreciation and amortization, or EBITDA, minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00. The timing and amount of any repurchases under the stock repurchase program will depend upon several factors, including market and business conditions, and limitations under the ABL Credit Facility, and repurchases may be discontinued at any time. As of June 30, 2025, 360,212 shares remain authorized for repurchase under the program.

There were no shares repurchased during 2025 or 2024.

Debt Arrangements

On April, 17 2025, we entered into a Ninth Amendment to Third Amended and Restated Loan and Security Agreement, which extended the maturity date of the ABL Credit Facility to April 17, 2030. The amendment also reset the Machinery and Equipment and Real Estate advance rates. Additional financing fees incurred in connection with the amendment will be amortized over the length of the amended ABL Credit Facility.

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

The ABL Credit Facility contains customary representations and warranties and certain covenants that limit our ability to, among other things: (i) incur or guarantee additional indebtedness; (ii) pay distributions on, redeem or repurchase capital stock or redeem or repurchase subordinated debt; (iii) make investments; (iv) sell assets; (v) enter into agreements that restrict distributions or other payments from restricted subsidiaries to us; (vi) incur liens securing indebtedness; (vii) consolidate, merge or transfer all or substantially all of their assets; and (viii) engage in transactions with affiliates. In addition, the ABL Credit Facility contains a financial covenant which requires if any commitments or obligations are outstanding and the our availability is less than the greater of $30 million or 10.0% of the aggregate amount of revolver commitments ($62.5 million at June 30, 2025) or 10.0% of the aggregate borrowing base ($54.3 million at June 30, 2025), then we must maintain a ratio of Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA) minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00 for the most recent twelve fiscal month period.

As of June 30, 2025, we were in compliance with our covenants and had approximately $305 million of availability under the ABL Credit Facility.

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

As of June 30, 2025 and December 31, 2024, $2.0 million and $1.1 million, respectively, of bank financing fees were included in “Prepaid expenses and other” and “Other long-term assets” on the accompanying Consolidated Balance Sheets. The financing fees are being amortized over the five-year term of the ABL Credit Facility and are included in “Interest and other expense on debt” on the accompanying Consolidated Statements of Comprehensive Income.

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

Approximately 43% and 49%, respectively, of our consolidated net sales during the first six months of 2025 and 2024 were directly related to industrial machinery and equipment manufacturers and their fabricators.

Inflation generally affects us by increasing the cost of employee wages and benefits, transportation services, energy, borrowings under our credit facility, processing equipment, and purchased metals. General inflation, including increases in the price of metals and increased labor and distribution expense, did not materially effect our operations during the first six months of 2025, and it has not had a material effect on our financial results during the last two years, but may have a significant impact in future years.

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

Item 4. Controls and Procedures

The evaluation required by Rule 13a-15(e) of the Securities Exchange Act of 1934, or the Exchange Act, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q has been carried out under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. These disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in reports that are filed with or submitted to the SEC is: (i) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2025, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during the second quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Items 1, 1A, 2, 3 and 4 of this Part II are either inapplicable or are answered in the negative and are omitted pursuant to the instructions to Part II.

Item 5. Other Information

Trading Arrangements

During the quarter ended June 30, 2025, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

Item 6. Exhibits

Exhibit	Description of Document	Reference

10.1	Ninth Amendment to Third Amended and Restated Loan and Security Agreement, dated as of April 17, 2025, among Olympic Steel, Inc., Olympic Steel Minneapolis, Inc., Olympic Steel Iowa, Inc., IS Acquisition, Inc., Chicago Tube and Iron Company, B Metals, Inc., MCI, Inc., ACT Acquisition, Inc., SHAQ, Inc., OS Holdings, Inc., Metal-Fab, Inc., Central Tube and Bar, Inc., Metal-W, Inc., the financial institutions party thereto, as lenders, and Bank of America, N.A., as agent.	Incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K filed with the Commission on April 18, 2025 (Commission File No. 0-23320).

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

101

The following materials from Olympic Steel’s Quarterly Report on Form 10-Q for the period ended June 30, 2025, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Statements of Cash Flows, (iv) the Supplemental Disclosures of Cash Flow Information, (v) the Consolidated Statements of Shareholders’ Equity, (vi) Notes to Unaudited Consolidated Financial Statements and (vii) document and entity information.

104	Cover Pager Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLYMPIC STEEL, INC. (Registrant)

Date: August 1, 2025	By:	/s/ Richard T. Marabito
Richard T. Marabito
Chief Executive Officer

	By:	/s/ Richard A. Manson
Richard A. Manson
Chief Financial Officer
(Principal Financial and Accounting Officer)