Form 10-Q
period 2025-09-30
OLYMPIC STEEL INC
filed 2025-10-30
CIK 917470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding as of October 30, 2025
Common stock, without par value	11,197,621

Olympic Steel, Inc.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Olympic Steel, Inc.

Consolidated Balance Sheets

(in thousands)

	As of
	September 30, 2025	December 31, 2024
	(unaudited)
Assets
Cash and cash equivalents	$7,548	$11,912
Accounts receivable, net	209,684	166,149
Inventories, net (includes LIFO reserves of $7,230 as of September 30, 2025 and $6,341 as of December 31, 2024)	383,922	390,626
Prepaid expenses and other	13,530	11,904
Total current assets	614,684	580,591
Property and equipment, at cost	539,219	519,702
Accumulated depreciation	(330,211)	(315,866)
Net property and equipment	209,008	203,836
Goodwill	83,818	83,818
Intangible assets, net	113,555	118,111
Other long-term assets	28,327	21,204
Right of use assets, net	40,666	36,936
Total assets	$1,090,058	$1,044,496

Liabilities
Accounts payable	$143,384	$80,743
Accrued payroll	24,509	24,184
Other accrued liabilities	22,165	21,846
Current portion of lease liabilities	6,838	5,865
Total current liabilities	196,896	132,638
Credit facility revolver	240,926	272,456
Other long-term liabilities	24,555	22,484
Deferred income taxes	13,551	11,049
Lease liabilities	35,001	31,945
Total liabilities	510,929	470,572
Shareholders' Equity
Preferred stock	-	-
Common stock	139,498	138,538
Accumulated other comprehensive income (loss)	(93)	190
Retained earnings	439,724	435,196
Total shareholders' equity	579,129	573,924
Total liabilities and shareholders' equity	$1,090,058	$1,044,496

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Consolidated Statements of Comprehensive Income

For the Three and Nine Months Ended September 30,

(in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
	(unaudited)

Net sales	$490,655	$469,996	$1,480,079	$1,522,888
Costs and expenses
Cost of materials sold (excludes items shown separately below)	373,029	363,144	1,122,208	1,177,229
Warehouse and processing	36,425	31,719	107,380	97,855
Administrative and general	31,132	28,226	93,778	87,545
Distribution	18,660	16,881	56,134	51,101
Selling	11,679	10,721	35,653	35,458
Occupancy	4,490	4,262	14,008	13,048
Depreciation	6,237	5,740	19,278	17,585
Amortization	1,739	1,494	5,210	4,210
Total costs and expenses	483,391	462,187	1,453,649	1,484,031
Operating income	7,264	7,809	26,430	38,857
Other loss, net	14	26	62	66
Income before interest and income taxes	7,250	7,783	26,368	38,791
Interest and other expense on debt	4,144	3,880	12,282	12,283
Income before income taxes	3,106	3,903	14,086	26,508
Income tax provision	952	1,169	4,186	7,417
Net income	$2,154	$2,734	$9,900	$19,091
Loss on cash flow hedge	(52)	(544)	(378)	(585)
Tax effect on cash flow hedge	14	136	95	136
Total comprehensive income	$2,116	$2,326	$9,617	$18,642

Earnings per share:
Net income per share - basic	$0.18	$0.23	$0.84	$1.64
Weighted average shares outstanding - basic	11,744	11,695	11,739	11,673
Net income per share - diluted	$0.18	$0.23	$0.84	$1.64
Weighted average shares outstanding - diluted	11,763	11,695	11,761	11,673

Dividends declared per share of common stock	$0.16	$0.15	$0.48	$0.45

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30,

(in thousands)

	2025	2024
	(unaudited)

Cash flows provided by operating activities:
Net income	$9,900	$19,091
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	24,563	21,795
Amortization of deferred financing fees	402	584
Loss on disposition of property and equipment	2	189
Stock-based compensation	960	1,499
Other long-term assets	(9,768)	(4,970)
Other long-term liabilities	9,153	6,593
	35,212	44,781
Changes in working capital:
Accounts receivable	(43,535)	(6,443)
Inventories	6,704	(12,859)
Prepaid expenses and other	(1,904)	(2,018)
Accounts payable	63,168	4,357
Change in outstanding checks	(527)	1,267
Accrued payroll and other accrued liabilities	416	(9,971)
	24,322	(25,667)
Net cash provided by operating activities	59,534	19,114

Cash flows used for investing activities:
Capital expenditures	(24,998)	(22,308)
Proceeds from disposition of property and equipment	120	56
Net cash used for investing activities	(24,878)	(22,252)

Cash flows (used for) provided by financing activities:
Credit facility revolver borrowings	410,781	469,117
Credit facility revolver repayments	(442,311)	(462,039)
Principal payment under finance lease obligation	(837)	(930)
Credit facility fees and expenses	(1,284)	(109)
Dividends paid on common stock	(5,369)	(5,009)
Net cash (used for) provided by financing activities	(39,020)	1,030

Cash and cash equivalents:
Net change	(4,364)	(2,108)
Beginning balance	11,912	13,224
Ending balance	$7,548	$11,116

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Supplemental Disclosures of Cash Flow Information

For the Nine Months Ended September 30,

(in thousands)

	2025	2024
	(unaudited)

Interest paid	$11,681	$11,487
Income taxes paid	$3,039	$7,507

The Company incurred a nominal amount of new financing lease obligations during the nine months ended September 30, 2025. The Company incurred $2.3 million of new financing lease obligations during the nine months ended September 30, 2024. These non-cash transactions have been excluded from the Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024.

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Consolidated Statements of Shareholders’ Equity

(in thousands)

(unaudited)

	For the Three Months Ended September 30, 2025
		Accumulated
		Other
	Common	Comprehensive	Retained	Total
	Stock	Loss	Earnings	Equity

Balance at June 30, 2025	$138,892	$(54)	$439,365	$578,203
Net income	-	-	2,154	2,154
Payment of dividends on common stock ($0.16 per share)	-	-	(1,792)	(1,792)
Stock-based compensation	606	-	-	606
Changes in fair value of hedges, net of tax	-	(39)	-	(39)
Other	-	-	(3)	(3)
Balance at September 30, 2025	$139,498	$(93)	$439,724	$579,129

	For the Nine Months Ended September 30, 2025
		Accumulated
		Other
	Common	Comprehensive	Retained	Total
	Stock	Loss	Earnings	Equity

Balance at December 31, 2024	$138,538	$190	$435,196	$573,924
Net income	-	-	9,900	9,900
Payment of dividends on common stock ($0.32 per share)	-	-	(5,369)	(5,369)
Stock-based compensation	960	-	-	960
Changes in fair value of hedges, net of tax	-	(283)	-	(283)
Other	-	-	(3)	(3)
Balance at September 30, 2025	$139,498	$(93)	$439,724	$579,129

	For the Three Months Ended September 30, 2024
		Accumulated
		Other
	Common	Comprehensive	Retained	Total
	Stock	Loss	Earnings	Equity

Balance at June 30, 2024	$137,541	$-	$431,912	$569,453
Net income	-	-	2,734	2,734
Payment of dividends on common stock ($0.15 per share)	-	-	(1,670)	(1,670)
Stock-based compensation	499	-	-	499
Changes in fair value of hedges, net of tax	-	(408)	-	(408)
Other	-	-	2	2
Balance at September 30, 2024	$138,040	$(408)	$432,978	$570,610

	For the Nine Months Ended September 30, 2024
		Accumulated
		Other
	Common	Comprehensive	Retained	Total
	Stock	Loss	Earnings	Equity

Balance at December 31, 2023	$136,541	$41	$418,896	$555,478
Net income	-	-	19,091	19,091
Payment of dividends on common stock ($0.30 per share)	-	-	(5,009)	(5,009)
Stock-based compensation	1,499	-	-	1,499
Changes in fair value of hedges, net of tax	-	(449)	-	(449)
Balance at September 30, 2024	$138,040	$(408)	$432,978	$570,610

The accompanying notes are an integral part of these consolidated statements.

Olympic Steel, Inc.

Notes to Unaudited Consolidated Financial Statements

September 30, 2025

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

Olympic is a leading metals service center focused on the direct sale and value-added processing of carbon and coated steel, plate and coil products; stainless steel sheet, plate, bar and coil; aluminum sheet, plate and coil; pipe, tube bar, valves and fittings, tin plate and metal-intensive end-use products. The Company operates in three reportable segments: specialty metals flat products, carbon flat products, and tubular and pipe products. The specialty metals flat products segment and the carbon flat products segment are at times consolidated and referred to as the flat products segments. Certain of the flat products segment's assets and resources are shared by the specialty metals and carbon flat products segments, and both segments' products are stored in the shared facilities and, in some locations, processed on shared equipment. As such, total assets and capital expenditures are reported in the aggregate for the flat products segment. Due to the shared assets and resources, certain of the flat products segment expenses are allocated between the specialty metals flat products segment and the carbon flat products segment based upon an established allocation methodology. The specialty metals flat products segment sells and distributes processed aluminum and stainless flat-rolled sheet and coil products, flat bar products, prime tin mill products and fabricated parts. Through acquisitions, the specialty metals flat product segment has expanded its geographical footprint and enhanced its product offerings in stainless steel and aluminum plate, sheet, angles, rounds, flat bar, tubing and pipe, stainless steel bollards and water treatment systems. The carbon flat products segment sells and distributes large volumes of processed carbon and coated flat-rolled sheet, coil and plate products and fabricated parts. Through acquisitions, our carbon flat products segment has expanded its product offerings to include self-dumping metal hoppers, steel and stainless-steel dump inserts for pickup truck and service truck beds and venting, micro air and clean air products for residential, commercial and industrial applications. With the acquisition of Metal Works, LLC (MetalWorks) on November 11, 2024, the carbon flat products segment further expanded its product offerings to include the manufacture of service station canopies, deck clips, long gutters, trim and boat docks, as well as solar canopy and ground racking components. The tubular and pipe products segment distributes metal tubing, pipe, bar, valves and fittings and the fabrication of parts, tube and bar products, including round, square, rectangular and special shaped tubes supplied to various industrial markets. Each segments' products are primarily distributed through a direct sales force.

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

In December 2023, the FASB issued ASU No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures". The objective of the ASU is to improve the information a reporting entity provides to users of financial statements about the entity's operations and the effects of related tax risks and tax planning on the entity's tax rate and potential future cash flows. The ASU enhances disclosures regarding the rate reconciliation, income taxes paid and other items. The ASU is effective for annual periods beginning after December 15, 2024 for public business entities. The Company does not anticipate the adoption of the ASU to have a material impact on the Consolidated Financial Statements and related disclosures.

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

Within the metals industry, revenue is frequently disaggregated by products sold. The table below disaggregates the Company’s revenues by segment and products sold for the periods ended  September 30, 2025 and 2024, respectively.

	Disaggregated Revenue by Products Sold
	For the Three Months Ended September 30, 2025
	Specialty
	metals flat	Carbon flat	Tubular and
	products	products	pipe products	Total
Specialty	28.7%	-	-	28.7%
Hot Rolled	-	26.3%	-	26.3%
Tube	-	-	16.6%	16.6%
Coated	-	12.4%	-	12.4%
Plate	-	10.7%	-	10.7%
Cold Rolled	-	4.3%	-	4.3%
Other	-	0.9%	-	0.9%
Total	28.7%	54.6%	16.6%	99.9%

	Disaggregated Revenue by Products Sold
	For the Nine Months Ended September 30, 2025
	Specialty
	metals flat	Carbon flat	Tubular and
	products	products	pipe products	Total
Specialty	27.4%	-	-	27.4%
Hot Rolled	-	28.2%	-	28.2%
Tube	-	-	16.1%	16.1%
Coated	-	13.1%	-	13.1%
Plate	-	9.9%	-	9.9%
Cold Rolled	-	4.3%	-	4.3%
Other	-	1.0%	-	1.0%
Total	27.4%	56.5%	16.1%	100.0%

	Disaggregated Revenue by Products Sold
	For the Three Months Ended September 30, 2024
	Specialty
	metals flat	Carbon flat	Tubular and
	products	products	pipe products	Total
Specialty	26.7%	-	-	26.7%
Hot Rolled	-	26.7%	-	26.7%
Tube	-	-	16.9%	16.9%
Coated	-	12.9%	-	12.9%
Plate	-	9.6%	-	9.6%
Cold Rolled	-	5.6%	-	5.6%
Other	-	1.6%	-	1.6%
Total	26.7%	56.4%	16.9%	100.0%

	Disaggregated Revenue by Products Sold
	For the Nine Months Ended September 30, 2024
	Specialty
	metals flat	Carbon flat	Tubular and
	products	products	pipe products	Total
Specialty	25.4%	-	-	25.4%
Hot Rolled	-	28.0%	-	28.0%
Tube	-	-	17.3%	17.3%
Coated	-	12.0%	-	12.0%
Plate	-	11.7%	-	11.7%
Cold Rolled	-	4.7%	-	4.7%
Other	-	0.9%	-	0.9%
Total	25.4%	57.3%	17.3%	100.0%

3.	Accounts Receivable:

Accounts receivable are presented net of allowances for credit losses and unissued credits of $3.8 million and $3.7 million as of  September 30, 2025 and December 31, 2024, respectively. The allowance for credit losses is maintained at a level considered appropriate based on historical experience, specific customer collection issues that have been identified, current market considerations and estimates for supportable forecasts when appropriate. Estimations are based upon a calculated percentage of accounts receivable, which remains fairly level from year to year, and judgments about the probable effects of economic conditions on certain customers, which can fluctuate significantly from year to year. The Company cannot guarantee that the rate of future credit losses will be similar to past experience. The Company considers all available information when assessing the adequacy of its allowance for credit losses and unissued credits.

4.	Inventories:

Inventories consisted of the following:

	Inventory as of
(in thousands)	September 30, 2025	December 31, 2024
Unprocessed	$277,167	$273,668
Processed and finished	106,755	116,958
Totals	$383,922	$390,626

The Company values certain of its tubular and pipe products inventory at the last-in, first-out (LIFO) method. As of  September 30, 2025 and December 31, 2024, approximately $33.2 million, or 8.7% of consolidated inventory, and $31.3 million, or 8.0% of consolidated inventory, respectively, was reported under the LIFO method of accounting. The cost of the remainder of the tubular and pipe products inventory is determined using a weighted average rolling first-in, first-out (FIFO) method.

During the three and nine months ended  September 30, 2025, the Company recorded $0.1 million and $0.9 million of LIFO expense, respectively. During the three and nine months ended  September 30, 2024, the Company recorded $2.0 million and $2.6 million of LIFO income, respectively.

If the FIFO method had been in use, inventories would have been $7.2 million higher than reported as of  September 30, 2025 and $6.3 million higher than reported at  December 31, 2024.

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

Goodwill, by reportable unit, was as follows as of September 30, 2025 and December 31, 2024, respectively. The goodwill is deductible for tax purposes.

	Carbon Flat	Specialty Metals	Tubular and
(in thousands)	Products	Flat Products	Pipe Products	Total
Balance as of December 31, 2024	$65,986	$9,431	$8,401	$83,818
Acquisitions	-	-	-	-
Impairments	-	-	-	-
Balance as of September 30, 2025	$65,986	$9,431	$8,401	$83,818

Intangible assets, net, consisted of the following as of September 30, 2025 and December 31, 2024, respectively:

	As of September 30, 2025
	Gross Carrying	Accumulated	Intangible
(in thousands)	Amount	Amortization	Assets, Net
Customer relationships - subject to amortization	$84,459	$(22,088)	$62,371
Covenant not to compete - subject to amortization	3,229	(1,555)	1,674
Technology and know-how - subject to amortization	8,900	(1,458)	7,442
Trade name - not subject to amortization	42,068	-	42,068
	$138,656	$(25,101)	$113,555

	As of December 31, 2024
	Gross Carrying	Accumulated	Intangible
(in thousands)	Amount	Amortization	Assets, Net
Customer relationships - subject to amortization	$84,459	$(18,513)	$65,946
Covenant not to compete - subject to amortization	3,229	(1,110)	2,119
Technology and know-how - subject to amortization	8,900	(922)	7,978
Trade name - not subject to amortization	42,068	-	42,068
	$138,656	$(20,545)	$118,111

The Company estimates that amortization expense for its intangible assets subject to amortization will be approximately $5.6 million per year for the next year, $5.1 million the following year and then $4.8 million, $4.7 million, $3.9 million and $3.9 million respectively, over the next four years. Amortization expense for intangible assets was $1.5 million and $4.6 million, respectively, for the three and nine months ended September 30, 2025. Amortization expense for intangible assets was $1.1 million and $3.3 million, respectively, for the three and nine months ended September 30, 2024.

6.	Leases:

The components of lease expense were as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(in thousands)	2025	2024	2025	2024
Operating lease cost	$2,443	$2,111	$7,174	$6,660

Finance lease cost:
Amortization of right-of-use assets	$221	$331	$656	$922
Interest on lease liabilities	32	66	101	147
Total finance lease cost	$253	$397	$757	$1,069

Supplemental cash flow information related to leases was as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(in thousands)	2025	2024	2025	2024
Cash paid for lease liabilities:
Operating cash flows from operating leases	$2,356	$2,031	$6,875	$6,540
Operating cash flows from finance leases	32	66	101	147
Financing cash flows from finance leases	225	327	668	930
Total cash paid for lease liabilities	$2,613	$2,424	$7,644	$7,617

Supplemental balance sheet information related to leases was as follows:

	September 30,	December 31,
(in thousands)	2025	2024
Operating Leases
Operating lease	$60,944	$54,337
Operating lease accumulated amortization	(20,278)	(17,401)
Operating lease right-of-use asset, net	40,666	36,936

Operating lease current liabilities	6,838	5,865
Operating lease liabilities	35,001	31,945
Total operating lease liabilities	$41,839	$37,810

Finance Leases
Finance lease	4,591	4,812
Finance lease accumulated depreciation	(2,559)	(2,354)
Finance lease, net	2,032	2,458

Finance lease current liabilities	713	853
Finance lease liabilities	1,401	1,697
Total finance lease liabilities	$2,114	$2,550

Weighted Average Remaining Lease Term
Operating leases (in years)	8	9
Finance leases (in years)	3	4

Weighted Average Discount Rate
Operating leases	6.15%	5.76%
Finance leases	6.02%	5.89%

Maturities of lease liabilities were as follows:

	Operating	Finance
(in thousands)	Leases	Leases
Year Ending December 31,
2025	$2,350	$230
2026	9,090	767
2027	7,752	654
2028	6,190	485
2029	5,086	155
Thereafter	25,958	30
Total future minimum lease payments	$56,426	$2,321
Less remaining imputed interest	(14,587)	(207)
Total	$41,839	$2,114

7.	Debt:

The Company’s debt is comprised of the following components:

	As of
	September 30,	December 31,
(in thousands)	2025	2024
Asset-based revolving credit facility due April 17, 2030	$240,926	$272,456
Total debt	$240,926	$272,456

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

The ABL Credit Facility contains customary representations and warranties and certain covenants that limit the ability of the Company to, among other things: (i) incur or guarantee additional indebtedness; (ii) pay distributions on, redeem or repurchase capital stock or redeem or repurchase subordinated debt; (iii) make investments; (iv) sell assets; (v) enter into agreements that restrict distributions or other payments from restricted subsidiaries to the Company; (vi) incur liens securing indebtedness; (vii) consolidate, merge or transfer all or substantially all of the Company’s assets; and (viii) engage in transactions with affiliates. In addition, the ABL Credit Facility contains a financial covenant which requires if any commitments or obligations are outstanding and the Company’s availability is less than the greater of $30 million or 10.0% of the aggregate amount of revolver commitments ($62.5 million at September 30, 2025) or 10.0% of the aggregate borrowing base ($55.7 million at September 30, 2025), then the Company must maintain a ratio of Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA) minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00 for the most recent twelve fiscal month period.

As of September 30, 2025, the Company was in compliance with its covenants and had approximately $312 million of availability under the ABL Credit Facility.

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

As of September 30, 2025 and December 31, 2024, $1.9 million and $1.1 million, respectively, of bank financing fees were included in “Prepaid expenses and other” and “Other long-term assets” on the accompanying Consolidated Balance Sheets. The financing fees are being amortized over the five-year term of the ABL Credit Facility and are included in “Interest and other expense on debt” on the accompanying Consolidated Statements of Comprehensive Income.

8.	Derivative Instruments:

Metals swaps and embedded customer derivatives

During 2025 and 2024, the Company entered into nickel swaps indexed to the London Metal Exchange price of nickel with third-party brokers. The nickel swaps are accounted for as derivatives for accounting purposes. The Company entered into them to mitigate its customers’ risk of volatility in the price of metals. The outstanding nickel swaps mature between the fourth quarter of 2025 and the first quarter of 2026. The swaps are settled with the brokers at maturity. The economic benefit or loss arising from the changes in fair value of the swaps is contractually passed through to the customer. The primary risk associated with the metals swaps is the ability of customers or third-party brokers to honor their agreements with the Company related to derivative instruments. If the customer or third-party brokers are unable to honor their agreements, the Company’s risk of loss is the fair value of the metals swaps.

These derivatives have not been designated as hedging instruments. The periodic changes in fair value of the metals and embedded customer derivative instruments are included in “Cost of materials sold” in the Consolidated Statements of Comprehensive Income. The Company recognizes derivative positions with both the customer and the third party for the derivatives and classifies cash settlement amounts associated with them as part of “Cost of materials sold” in the Consolidated Statements of Comprehensive Income. The cumulative change in fair value of the metals swaps that had not yet settled as of September 30, 2025, are included in “Other accrued liabilities” and the embedded customer derivatives are included in “Accounts receivable, net” on the Consolidated Balance Sheets as of September 30, 2025.

As of September 30, 2025, the Company has entered into nickel swaps for 309 thousand pounds of nickel. As of December 31, 2024, the Company has entered into nickel swaps for 439 thousand pounds of nickel.

Fixed rate interest rate hedge

On  August 15, 2024, the Company entered into a two-year forward starting fixed rate interest rate hedge in order to eliminate the variability of cash interest payments on $75 million of the outstanding SOFR based borrowings under the ABL Credit Facility. The interest rate hedge fixed the rate at 3.82%. The interest rate hedge is included in "Other long-term liabilities" on the Consolidated Balance Sheets as of  September 30, 2025. Although the Company is exposed to credit loss in the event of nonperformance by the other party to the interest rate hedge agreement, the Company anticipates performance by the counterparty.

The table below shows the total impact to the Company’s Consolidated Statements of Comprehensive Income through pre-tax income of the derivatives for the three and nine months ended September 30, 2025 and 2024, respectively.

	Net Gain (Loss) Recognized
	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(in thousands)	2025	2024	2025	2024
Fixed interest rate hedge	$94	$138	$284	$193
Metals swaps	(51)	(19)	(162)	205
Embedded customer derivatives	51	19	162	(205)
Total gain	$94	$138	$284	$193

9.	Fair Value of Assets and Liabilities:

During the nine months ended September 30, 2025, there were no transfers of financial assets between Levels 1, 2 or 3 fair value measurements. There have been no changes in the methodologies used as of  September 30, 2025 since December 31, 2024.

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company:

	Value of Items Recorded at Fair Value
	As of September 30, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Metal swaps	$-	$2,130	$-	$2,130
Embedded customer derivative	-	87	-	87
Supplemental executive retirement plan	17,516	-	-	17,516
Total assets at fair value	$17,516	$2,217	$-	$19,733

Liabilities:
Metal swaps	$-	$2,217	$-	$2,217
Fixed Interest rate hedge	-	124	-	124
Total liabilities recorded at fair value	$-	$2,341	$-	$2,341

	Value of Items Recorded at Fair Value
	As of December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Metal swaps	$-	$3,055	$-	$3,055
Embedded customer derivative	-	402	-	402
Fixed interest rate hedge	-	254	-	254
Supplemental executive retirement plan	15,061	-	-	15,061
Total assets at fair value	$15,061	$3,711	$-	$18,772

Liabilities:
Metal swaps	$-	$3,457	$-	$3,457
Total liabilities at fair value	$-	$3,457	$-	$3,457

The value of the items not recorded at fair value represent the carrying value of the liabilities.

The carrying value of the ABL Credit Facility was $240.9 million and $272.5 million at September 30, 2025 and December 31, 2024, respectively.  Management believes that the ABL Credit Facility’s carrying value approximates its fair value due to its recent refinancing and the variable interest rate on the ABL Credit Facility.

10.	Accumulated Other Comprehensive Income:

On  August 15, 2024, the Company entered into a two-year forward starting fixed rate interest rate hedge in order to eliminate the variability of cash interest payments on $75 million of the outstanding SOFR based borrowings under the ABL Credit Facility. The interest rate hedge fixed the rate at 3.82%. The fair value of the interest rate hedge of $123.9 thousand, net of tax of $31.0 thousand, is included in "Accumulated other comprehensive income" on the Consolidated Balance Sheets at  September 30, 2025.

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

In January 2022, the Company adopted a new C-Suite Long-Term Incentive Plan (the C-Suite Plan) that operates under the Senior Manager Stock Incentive Plan. Under the C-Suite Plan, the Chief Executive Officer, the Chief Financial Officer and the President and Chief Operating Officer are eligible for participation. In each calendar year, the Committee may award eligible participants a long-term incentive of both a RSU grant and a performance stock units (PSU) grant. Additionally, the Committee may offer a long-term cash incentive (split equally between service and performance-based portions) to supplement both the RSU and PSU grants in order to arrive at the total long-term award target. For 2025 and 2024, the total long-term award target is $1.1 million for the Chief Executive Officer, $0.5 million for the Chief Financial Officer and $0.8 million for the President and Chief Operating Officer. The PSUs will vest if the return on net assets, calculated as EBITDA divided by Average Accounts Receivable, Inventory and Property and Equipment, exceeds 5 percent. Each RSU and service-based cash incentive vests three years after the grant date. Each vested RSU will convert into the right to receive one share of common stock. During 2025, a total of 20,000 RSUs and 20,000 PSUs were granted to the participants under the C-Suite Plan, and $531,300 and $531,300, respectively, were granted in service-based and performance-based cash awards. During 2024, a total of 17,243 RSUs and 17,243 PSUs were granted to the participants under the C-Suite Plan, and $37,400 and $37,400, respectively, were granted in service-based and performance-based cash awards. If the return on net assets falls below five percent, no performance-based incentive will be awarded. The maximum performance-based award is achieved if return on net assets exceeds ten percent, and is capped at 150% of the grant.

Stock-based compensation expense recognized on RSUs for the three and nine months ended September 30, 2025 and 2024, respectively, is summarized in the following table:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2025	2024	2025	2024
RS and RSU expense before taxes	$606	$499	$1,758	$1,499
RS and RSU expense after taxes	$420	$349	$1,236	$1,080

All pre-tax charges related to RSs and RSUs were included in the caption “Administrative and general” on the accompanying Consolidated Statements of Comprehensive Income.

The following table summarizes the activity related to RSs for the nine months ended September 30, 2025 and 2024, respectively:

	As of September 30, 2025		As of September 30, 2024
	Number of	Weighted Average	Number of	Weighted Average
	Shares	Granted Price	Shares	Granted Price
Outstanding at December 31	6,702	$65.65	-	$-
Granted	21,336	30.93	10,050	65.65
Converted into shares	(4,673)	39.23	-	-
Outstanding at September 30	23,365	$39.23	10,050	$65.65
Vested at September 30	-	$-	-	$-

The following table summarizes the activity related to RSUs for the nine months ended September 30, 2025 and 2024, respectively:

	As of September 30, 2025		As of September 30, 2024
	Number of	Weighted Average	Number of	Weighted Average
	Shares	Granted Price	Shares	Granted Price
Outstanding at December 31	691,241	$22.61	662,103	$20.28
Granted	40,000	32.81	34,486	66.70
Converted into shares	(70,244)	22.21	-	-
Forfeited	(274)	13.29	(2,570)	16.99
Outstanding at September 30	660,723	$23.28	694,019	$22.60
Vested at September 30	546,237	$19.08	563,839	$19.69

12.	Income Taxes:

For the three months ended September 30, 2025, the Company recorded an income tax provision of $1.0 million, or 30.7%, compared to an income tax provision of $1.2 million, or 29.9%, for the three months ended September 30, 2024. For the nine months ended  September 30, 2025, the Company recorded an income tax provision of $4.2 million, or 29.7%, compared to an income tax provision of $7.4 million, or 28.0%, for the nine months ended  September 30, 2024.

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

On July 4, 2025, the OBBBA was enacted in the U.S. The OBBBA includes the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business deductions. The legislation has multiple effective dates, with certain provisions effective in 2025. The impact of the OBBBA to the tax provision was evaluated and there was no impact to the tax rate as of September 2025.

13.	Shares Outstanding and Earnings Per Share:

Earnings per share have been calculated based on the weighted average number of shares outstanding as set forth below:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2025	2024	2025	2024
Weighted average basic shares outstanding	11,744	11,695	11,739	11,673
Assumed exercise of stock options and issuance of stock awards	19	-	22	-
Weighted average diluted shares outstanding	11,763	11,695	11,761	11,673
Net income	$2,154	$2,734	$9,900	$19,091
Basic earnings per share	$0.18	$0.23	$0.84	$1.64
Diluted earnings per share	$0.18	$0.23	$0.84	$1.64
Unvested RSs and RSUs	138	140	138	140

14.	Stock Repurchase Program:

On October 2, 2015, the Company announced that its Board of Directors authorized a stock repurchase program of up to 550,000 shares of the Company’s issued and outstanding common stock, which could include open market repurchases, negotiated block transactions, accelerated stock repurchases or open market solicitations for shares, all or some of which may be effected through Rule 10b5-1 plans. Any of the repurchased shares are held in the Company’s treasury, or canceled and retired as the Board may determine from time to time. Any repurchases of common stock are subject to the covenants contained in the ABL Credit Facility. Under the ABL Credit Facility, the Company may repurchase common stock and pay dividends up to $15 million in the aggregate during any trailing twelve months without restrictions. Purchases of common stock or dividend payments in excess of $15 million in the aggregate require the Company to (i) maintain availability in excess of 20.0% of the aggregate revolver commitments ($125.0 million at September 30, 2025) or (ii) to maintain availability equal to or greater than 15.0% of the aggregate revolver commitments ($93.8 million at September 30, 2025) and the Company must maintain a pro-forma ratio of EBITDA minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00.

There were no shares repurchased during the three and nine months ended September 30, 2025 and 2024.  As of September 30, 2025, 360,212 shares remain authorized for repurchase under the program.

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

The following tables provide financial information frequently shared with our CODM for the Company's reportable segments for the three and nine months ended September 30, 2025 and 2024, respectively.

	For the Three Months Ended September 30, 2025
	Specialty metals flat products	Carbon flat products	Tubular and pipe products	Other	Total
(in thousands)
Net sales	$140,870	$268,214	$81,571	$-	$490,655
Cost of materials sold	113,982	202,670	56,377	-	373,029
Operating expenses	19,616	59,299	19,058	4,413	102,386
Depreciation	654	3,879	1,704	-	6,237
Amortization	205	1,089	445	-	1,739
Operating income	$6,413	$1,277	$3,987	$(4,413)	$7,264
Other loss, net					14
Interest and other expense on debt					4,144
Income before income taxes					$3,106

	For the Nine Months Ended September 30, 2025
	Specialty metals flat products	Carbon flat products	Tubular and pipe products	Other	Total
(in thousands)
Net sales	$405,114	$836,997	$237,968	$-	$1,480,079
Cost of materials sold	333,543	627,621	161,044	-	1,122,208
Operating expenses	54,834	179,671	58,452	13,996	306,953
Depreciation	2,140	11,953	5,150	35	19,278
Amortization	628	3,257	1,325	-	5,210
Operating income	$13,969	$14,495	$11,997	$(14,031)	$26,430
Other loss, net					62
Interest and other expense on debt					12,282
Income before income taxes					$14,086

	For the Three Months Ended September 30, 2024
	Specialty metals flat products	Carbon flat products	Tubular and pipe products	Other	Total
(in thousands)
Net sales	$125,693	$264,849	$79,454	$-	$469,996
Cost of materials sold	103,450	208,093	51,601	-	363,144
Operating expenses	16,302	52,294	19,193	4,020	91,809
Depreciation	699	3,366	1,658	17	5,740
Amortization	306	662	526	-	1,494
Operating income	$4,936	$434	$6,476	$(4,037)	$7,809
Other loss, net					26
Interest and other expense on debt					3,880
Income before income taxes					$3,903

	For the Nine Months Ended September 30, 2024
	Specialty metals flat products	Carbon flat products	Tubular and pipe products	Other	Total
(in thousands)
Net sales	$386,100	$873,579	$263,209	$-	$1,522,888
Cost of materials sold	315,984	687,704	173,541	-	1,177,229
Operating expenses	50,478	159,202	62,468	12,859	285,007
Depreciation	2,083	10,277	5,173	52	17,585
Amortization	839	1,944	1,427	-	4,210
Operating income	$16,716	$14,452	$20,600	$(12,911)	$38,857
Other loss, net					66
Interest and other expense on debt					12,283
Income before income taxes					$26,508

	For the Nine Months Ended
	September 30,
(in thousands)	2025	2024
Capital expenditures
Flat products segments	$23,965	$18,458
Tubular and pipe products	1,033	3,850
Total capital expenditures	$24,998	$22,308

	As of
	September 30,	December 31,
(in thousands)	2025	2024
Assets
Flat products segments	$728,754	$695,880
Tubular and pipe products	360,345	347,469
Corporate	959	1,147
Total assets	$1,090,058	$1,044,496

There were no material revenue transactions between the specialty metals flat products, carbon flat products and tubular and pipe products segments.

The Company sells certain products internationally, primarily in Canada and Mexico. International sales are immaterial to the consolidated financial results and to the individual segments’ results.

16.	Subsequent Event:

On October 28, 2025, the Company entered into an Agreement and Plan of Merger (the Merger Agreement) with Ryerson Holding Corporation, a Delaware corporation (Ryerson), and Crimson MS Corp., an Ohio corporation and a wholly owned subsidiary of Ryerson (Merger Sub). The Merger Agreement provides that, subject to the terms and conditions set forth therein, Merger Sub will merge with and into the Company (the Merger), with the Company continuing as the surviving corporation and a wholly owned subsidiary of Ryerson.

At the effective time of the Merger (the Effective Time), and upon consummation of the Merger, subject to the terms and conditions set forth in the Merger Agreement, each share of the Company’s common stock issued and outstanding immediately prior to the Effective Time will be canceled and converted into and thereafter represent the right to receive that number of validly issued, fully paid and non-assessable shares of common stock, $0.01 par value per share, of Ryerson (Ryerson Common Stock) equal to 1.7105, rounded down to the nearest whole share and, if applicable, the cash amount to be paid in lieu of fractional shares.  Upon closing of the Merger, legacy Company shareholders will own approximately 37% of the combined company.

Consummation of the Merger is subject to the satisfaction or waiver of certain customary closing conditions, including (a) the adoption of the Merger Agreement by (i) a majority of the shareholders of the Company and (ii) a majority of the stockholders of Ryerson; (b) the Ryerson Common Stock issuable in connection with the Merger having been approved for listing on the New York Stock Exchange; (c) Ryerson’s registration statement on Form S-4 having become effective under the Securities Act of 1933; (d) the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976; and (e) the performance or compliance by the Company, Ryerson and Merger Sub with their respective covenants and agreements in all material respects or as otherwise specified in the Merger Agreement.

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

Forward-Looking Information

This Quarterly Report on Form 10-Q and other documents we file with the Securities and Exchange Commission, or SEC, contain various forward-looking statements that are based on current expectations, estimates, forecasts and projections about our future performance, business, our beliefs and management’s assumptions. In addition, we, or others on our behalf, may make forward-looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, conferences, webcasts, phone calls and conference calls. Words such as “may,” “will,” “anticipate,” “should,” “intend,” “expect,” “believe,” “estimate,” “project,” “plan,” “potential,” and “continue,” as well as the negative of these terms or similar expressions are intended to identify forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those implied by such statements including, but not limited to:

●	the levels of imported steel in the United States, imposed tariffs and duties on imported and exported steel or other products, U.S. trade policy and its impact on the U.S. manufacturing industry, including retaliatory actions by other countries;
●	supply disruptions and inflationary pressures, including the availability and rising costs of transportation, energy, logistical services and labor;
●	general and global business, economic, financial and political conditions, including, but not limited to, recessionary conditions and legislation passed under the current administration, including the impact of the enactment of the One Big Beautiful Bill Act, or the OBBBA, on July 4, 2025;
●	the failure to complete the proposed merger, or Merger, with Ryerson Holding Corporation, or Ryerson, on the anticipated terms and timing, or at all:
●	the failure to obtain the requisite shareholder approval in connection with the proposed Merger, and the failure to satisfy various other conditions to the closing of the Merger;
●	the failure to obtain governmental approvals of the Merger on the proposed terms and timeline, and any conditions imposed on the combined company in connection with consummation of the Merger;
●	the risk that the cost savings and any other synergies from the Merger may not be fully realized or may take longer to realize than expected;
●	disruption from the proposed Merger making it more difficult to maintain relationships with customers, partners, employees or suppliers;
●	the risk that the Merger may be less accretive than expected, or may be dilutive, and that the combined company may fail to realize the benefits expected from the Merger;
●	risks associated with shortages of skilled labor, increased labor costs and our ability to attract and retain qualified personnel;
●	risks of volatile metals prices and inventory devaluation;
●	supplier consolidation or addition of new capacity;
●	risks associated with economic sanctions, and current global conflicts, or additional war, military conflict, or hostilities could adversely affect global metals supply and pricing;
●	reduced production schedules, layoffs or work stoppages by our own, our suppliers’ or customers’ personnel;
●	rising interest rates and their impacts on our variable interest rate debt;
●	our ability to successfully integrate recent acquisitions into our business and risks inherent with the acquisitions in the achievement of expected results;
●	the adequacy of our existing information technology and business system software, including duplication and security processes;
●	the inflation or deflation existing within the metals industry, as well as product mix and inventory levels on hand, which can impact our cost of materials sold as a result of the fluctuations in the last-in, first-out, or LIFO, inventory valuation;
●	competitive factors such as the availability, and global pricing of metals and production levels, industry shipping and inventory levels and rapid fluctuations in customer demand and metals pricing;
●	fluctuations in the value of the U.S. dollar and the related impact on foreign steel pricing, U.S. exports, and foreign imports to the United States;
●	risks associated with infectious disease outbreaks, including, but not limited to customer closures, reduced sales and profit levels, slower payment of accounts receivable and potential increases in uncollectible accounts receivable, falling metals prices that could lead to lower of cost or net realizable value inventory adjustments and the impairment of intangible and long-lived assets, negative impacts on our liquidity position, inability to access our traditional financing sources and increased costs associated with and less ability to access funds under our asset-based credit facility, or ABL Credit Facility, and the capital markets;
●	increased customer demand without corresponding increase in metal supply could lead to an inability to meet customer demand and result in lower sales and profits;
●	cyclicality and volatility within the metals industry;
●	customer, supplier and competitor consolidation, bankruptcy or insolvency;
●	the timing and outcomes of inventory lower of cost or net realizable value adjustments and LIFO income or expense;
●	reduced availability and productivity of our employees, increased operational risks as a result of remote work arrangements, including the potential effects on internal controls, as well as cybersecurity risks and increased vulnerability to security breaches, information technology disruptions and other similar events;
●	the successes of our efforts and initiatives to improve working capital turnover and cash flows, and achieve cost savings;

●	risks and uncertainties associated with intangible assets, including impairment charges related to indefinite lived intangible assets;
●	our ability to generate free cash flow through operations and repay debt;
●	the impacts of union organizing activities and the success of union contract renewals;
●	the amounts, successes and our ability to continue our capital investments and strategic growth initiatives, including acquisitions and our business information system implementations;
●	events or circumstances that could adversely impact the successful operation of our processing equipment and operations;
●	changes in laws or regulations or the manner of their interpretation or enforcement could impact our financial performance and restrict our ability to operate our business or execute our strategies;
●	events or circumstances that could impair or adversely impact the carrying value of any of our assets;
●	our ability to pay regular quarterly cash dividends and the amounts and timing of any future dividends;
●	our ability to repurchase shares of our common stock and the amounts and timing of repurchases, if any; and
●	unanticipated developments that could occur with respect to contingencies such as litigation, arbitration and environmental matters, including any developments that would require any increase in our costs for such contingencies.

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

Our results of operations are affected by numerous external factors including, but not limited to: metals pricing, demand and availability; the availability, and increased costs of, labor; global supply, the level of metals imported into the United States, tariffs, and inventory held in the supply chain; general and global business, economic, financial, banking and political conditions; competition; layoffs or work stoppages by our own, our suppliers’ or our customers’ personnel; fluctuations in the value of the U.S. dollar to foreign currencies; transportation and energy costs; pricing and availability of raw materials used in the production of metals and customers’ ability to manage their credit line availability. The metals industry also continues to be affected by the addition of new capacity and the global consolidation of our suppliers, competitors and end-use customers, and tariffs.

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

At September 30, 2025, we employed approximately 2,181 people.  Approximately 229 of the hourly plant personnel at the facilities listed below are represented by seven separate collective bargaining units.  The table below shows the expiration dates of the collective bargaining agreements.

Facility	Expiration date
Indianapolis, Indiana	January 29, 2026
Minneapolis (plate), Minnesota	March 31, 2027
St. Paul, Minnesota	May 25, 2028
Locust, North Carolina	March 4, 2029
Minneapolis (coil), Minnesota	September 30, 2029
Hammond, Indiana	November 30, 2029
Romeoville, Illinois	May 31, 2030

We have never experienced a work stoppage and we believe that our relationship with employees is good. However, any prolonged work stoppages by our personnel represented by collective bargaining units could have a material adverse impact on our business, financial condition, results of operations and cash flows.

Proposed Merger with Ryerson

On October 28, 2025, we entered into an Agreement and Plan of Merger, or Merger Agreement, with Ryerson, a Delaware corporation, and Crimson MS Corp., an Ohio corporation and a wholly owned subsidiary of Ryerson, or Merger Sub. The Merger Agreement provides that, subject to the terms and conditions set forth therein, Merger Sub will merge with and into the Company, with the Company continuing as the surviving corporation and a wholly owned subsidiary of Ryerson.

At the effective time of the Merger (the Effective Time), and upon consummation of the Merger, subject to the terms and conditions set forth in the Merger Agreement, each share of the Company’s common stock issued and outstanding immediately prior to the Effective Time will be canceled and converted into and thereafter represent the right to receive that number of validly issued, fully paid and non-assessable shares of common stock, $0.01 par value per share, of Ryerson (Ryerson Common Stock) equal to 1.7105, rounded down to the nearest whole share and, if applicable, the cash amount to be paid in lieu of fractional shares.  Upon closing of the Merger, legacy Company shareholders will own approximately 37% of the combined company.

Consummation of the Merger is subject to the satisfaction or waiver of certain customary closing conditions, including (a) the adoption of the Merger Agreement by (i) a majority of the shareholders of the Company and (ii) a majority of the stockholders of Ryerson; (b) the Ryerson Common Stock issuable in connection with the Merger having been approved for listing on the New York Stock Exchange; (c) Ryerson’s registration statement on Form S-4 having become effective under the Securities Act of 1933; (d) the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976; and (e) the performance or compliance by the Company, Ryerson and Merger Sub with their respective covenants and agreements in all material respects or as otherwise specified in the Merger Agreement.

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

Results of Operations

Our results of operations are impacted by the market price of metals.  Metals prices fluctuate significantly and changes to our net sales, cost of materials sold, gross profit, cost of inventory and profitability are all impacted by industry metals pricing.

Metals prices in our specialty metals products segment decreased during 2025 compared to 2024, due to decreases in metals surcharges experienced during 2025. The price of grade 304 stainless steel surcharges decreased by 2.8% between December 2024 and September 2025. Metals index pricing for our carbon flat products segment decreased during the third quarter of 2025 by $101 per ton, or 11.2%, and increased during the first nine months of 2025 by $108 per ton, or 15.6%. In addition, metals index prices were 27.1% higher in the third quarter of 2025 compared to the third quarter of 2024. Metals pricing for the tubular and pipe products segment lags behind the carbon flat products segment by several months.

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

Consolidated Operations

The following table presents consolidated operating results for the periods indicated (dollars are shown in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2025		2024		2025		2024
		% of net		% of net		% of net		% of net
	$	sales	$	sales	$	sales	$	sales
Net sales	$490,655	100.0	$469,996	100.0	$1,480,079	100.0	$1,522,888	100.0
Cost of materials sold (a)	373,029	76.0	363,144	77.3	1,122,208	75.8	1,177,229	77.3
Gross profit (b)	117,626	24.0	106,852	22.7	357,871	24.2	345,659	22.7
Operating expenses (c)	110,362	22.5	99,043	21.0	331,441	22.4	306,802	20.1
Operating income	7,264	1.5	7,809	1.7	26,430	1.8	38,857	2.6
Other loss, net	14	0.0	26	0.0	62	0.0	66	0.0
Interest and other expense on debt	4,144	0.9	3,880	0.9	12,282	0.8	12,283	0.9
Income before income taxes	3,106	0.6	3,903	0.8	14,086	1.0	26,508	1.7
Income taxes	952	0.2	1,169	0.2	4,186	0.3	7,417	0.4
Net income	$2,154	0.4	$2,734	0.6	$9,900	0.7	$19,091	1.3

(a) Includes $139 and $899 of LIFO expense, respectively, for the three and nine months ended September 30, 2025. Includes $2,000 and $2,600 of LIFO income, respectively, for the three and nine months ended September 30, 2024.

(b) Gross profit is calculated as net sales less the cost of materials sold.

(c) Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Net sales increased $20.7 million, or 4.4%, to $490.7 million in the third quarter of 2025 from $470.0 million in the third quarter of 2024. Specialty metals flat products net sales were 28.7% of total net sales in the third quarter of 2025 compared to 26.7% of total net sales in the third quarter of 2024. Carbon flat products net sales were 54.7% of total net sales in the third quarter of 2025 compared to 56.4% of total net sales in the third quarter of 2024. Tubular and pipe products net sales were 16.6% of total net sales in the third quarter of 2025 compared to 16.9% of total net sales in the third quarter of 2024. The increase in net sales was due to a 6.5% increase in average selling prices during the third quarter of 2025 compared to the third quarter of 2024, partially offset by and a consolidated 2.0% decrease in sales volume.

Net sales decreased $42.8 million, or 2.8%, to $1.48 billion in the first nine months of 2025 from $1.52 billion in the first nine months of 2024. Specialty metals flat products net sales were 27.4% of total net sales in the first nine months of 2025 compared to 25.4% of total net sales in the first nine months of 2024. Carbon flat products net sales were 56.6% of total net sales in the first nine months of 2025 compared to 57.4% of total net sales in the first nine months of 2024. Tubular and pipe products net sales were 16.1% of total net sales in the first nine months of 2025 compared to 17.3% of total net sales in the first nine months of 2024. The decrease in net sales was due to a consolidated 1.7% decrease in average selling prices and a 1.2% decrease in sales volume during the first nine months of 2025 compared to the first nine months of 2024.

Cost of materials sold increased $9.9 million, or 2.7%, to $373.0 million in the third quarter of 2025 from $363.1 million in the third quarter of 2024. Cost of materials sold decreased $55.0 million, or 4.7%, to $1.1  billion in the first nine months of 2025 from $1.2 billion in the first nine months of 2024. The decrease in cost of materials sold in the first nine months of 2025 is related to the decreased metals pricing discussed above in Results of Operations.

As a percentage of net sales, gross profit (as defined in footnote (b) in the table above) increased to 24.0% in the third quarter of 2025 from 22.7% in the third quarter of 2024. The increase in the gross profit as a percentage of net sales is due to the average selling prices increasing more than the average cost of inventory. As a percentage of net sales, gross profit (as defined in footnote (b) in the table above) increased to 24.2% in the first nine months of 2025 from 22.7% in the first nine months of 2024. The increase in the gross profit as a percentage of net sales is due to the average selling prices increasing more than the average cost of inventory.

Operating expenses in the third quarter of 2025 increased $11.3 million, or 11.4%, to $110.4 million from $99.0 million in the third quarter of 2024. As a percentage of net sales, operating expenses increased to 22.5% for the third quarter of 2025 from 21.0% in the third quarter of 2024. Operating expenses in the specialty metals flat products segment increased $3.2 million, operating expenses in the carbon flat products segment increased $8.0 million, operating expenses in the tubular and pipe products segment decreased $0.2 million and Corporate expenses increased $0.4 million in the third quarter of 2025 compared to the third quarter of 2024. The increase in operating expenses on a dollar basis was primarily attributable to the inclusion of MetalWorks operating and acquisitions related expenses in 2025 and higher year-over-year payroll, distribution and warehousing expenses.

Operating expenses in the first nine months of 2025 increased $24.6 million, or 8.0%, to $331.4 million from $306.8 million in the first nine months of 2024. As a percentage of net sales, operating expenses increased to 22.4% for the first nine months of 2025 from 20.1% in the first nine months of 2024. Operating expenses in the specialty metals flat products segment increased $4.2 million, operating expenses in the carbon flat products segment increased $23.5 million, operating expenses in the tubular and pipe products segment decreased $4.1 million and Corporate expenses increased $1.1 million in the first nine months of 2025 compared to the first nine months of 2024. The increase in operating expenses on a dollar basis was primarily attributable to the inclusion of MetalWorks operating and acquisition related expenses in 2025 and higher year-over-year payroll, distribution, occupancy and warehousing expenses.

Interest and other expense on debt totaled $4.1 million, or 0.9% of net sales, in the third quarter of 2025 compared to $3.9 million, or 0.9% of net sales, in the third quarter of 2024. Interest and other expense on debt totaled $12.3 million, or 0.8% of net sales, in the first nine months of 2025 compared to $12.3 million, or 0.9% of net sales, in the first nine months of 2024. Interest and other expenses on debt remained flat between the first nine months of 2025 when compared to the first nine months of 2024. Our effective borrowing rate, exclusive of deferred financing fees and commitment fees, was 5.9% for the first nine months of 2025 compared to 6.5% for the first nine months of 2024.

In the third quarter of 2025, income before income taxes totaled $3.1 million compared to income before income taxes of $3.9 million in the third quarter of 2024. In the first nine months of 2025, income before income taxes totaled $14.1 million compared to income before income taxes of $26.5 million in the first nine months of 2024.

An income tax provision of 30.7% was recorded for the third quarter of 2025, compared to an income tax provision of 29.9% for the third quarter of 2024. Our tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items that are considered in the relevant period.  Each quarter, we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment. An income tax provision of 29.5% was recorded for the first nine months of 2025, compared to an income tax provision of 28.0% for the first nine months of 2024. Our tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items that are considered in the relevant period.  Each quarter, we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment.

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

Net income for the third quarter of 2025 totaled $2.2 million, or $ 0.18 per basic share and diluted share, compared to net income of $2.7 million, or $ 0.23 per basic and diluted share, for the third quarter of 2024. Net income for the first nine months of 2025 totaled $9.9 million, or $ 0.84 per basic share and diluted share, compared to net income of $19.1 million, or $ 1.64 per basic and diluted share, for the first nine months of 2024.

Segment Operations

Specialty metals flat products

The following table presents selected operating results for our specialty metals flat products segment for the periods indicated (dollars are shown in thousands, except for per ton information):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2025		2024		2025		2024
		% of net		% of net		% of net		% of net
		sales		sales		sales		sales
Direct tons sold	32,104		28,374		93,827		87,787
Toll tons sold	979		1,364		3,084		3,549
Total tons sold	33,083		29,738		96,911		91,336

Net sales	$140,870	100.0	$125,693	100.0	$405,114	100.0	$386,100	100.0
Average selling price per ton	4,258		4,227		4,180		4,227
Cost of materials sold	113,982	80.9	103,450	82.3	333,543	82.3	315,984	81.8
Gross profit (a)	26,888	19.1	22,243	17.7	71,571	17.7	70,116	18.2
Operating expenses (b)	20,475	14.5	17,307	13.8	57,602	14.3	53,400	13.9
Operating income	$6,413	4.6	$4,936	3.9	$13,969	3.4	$16,716	4.3

(a) Gross profit is calculated as net sales less the cost of materials sold.

(b) Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Tons sold by our specialty metals flat products segment increased three thousand to 33 thousand in the third quarter of 2025 from 30 thousand in the third quarter of 2024. Tons sold by our specialty metals flat products segment increased six thousand to 97 thousand in the first nine months of 2025 from 91 thousand in the first nine months of 2024. We do not report tons sold for our end-use products.

Net sales in our specialty metals flat products segment increased $15.2 million, or 12.1%, to $140.9 million in the third quarter of 2025 from $125.7 million in the third quarter of 2024. Average selling prices in the third quarter of 2025 were $4,258 per ton, compared with $4,227 per ton in the third quarter of 2024. Net sales in our specialty metals flat products segment increased $19.0 million, or 4.9%, to $405.1 million in the first nine months of 2025 from $386.1 million in the third quarter of 2024. Average selling prices in the first nine months of 2025 were $4,180 per ton, compared with $4,227 per ton in the first nine months of 2024.

Cost of materials sold in our specialty metals flat products segment increased $10.5 million, or 10.2%, to $114.0 million in the third quarter of 2025 from $103.5 million in the third quarter of 2024. Cost of materials sold in our specialty metals flat products segment increased $17.6 million, or 5.6%, to $333.5  million in the first nine months of 2025 from $316.0 million in the first nine months of 2024. The increase in cost of materials sold was due to a 6.1% increase in sales volume.

As a percentage of net sales, gross profit (as defined in footnote (a) in the table above) increased to 19.1% in the third quarter of 2025 from 17.7% in the third quarter of 2024. As a percentage of net sales, gross profit (as defined in footnote (a) in the table above) decreased to 17.7% in the first nine months of 2025 from 18.2% in the first nine months of 2024. The decrease in the gross profit as a percentage of net sales for the nine months ended September 30, 2025 is due to the average selling prices decreasing more than the average cost of materials sold.

Operating expenses increased $3.2 million, or 18.3%, to $20.5 million in the third quarter of 2025 from $17.3 million in the third quarter of 2024.  As a percentage of net sales, operating expenses increased to 14.5% in the third quarter of 2025 compared to 13.8% in the third quarter of 2024. The increase in operating expenses on a dollar basis was primarily attributable to increased variable operating expenses due to increased shipments.

Operating expenses increased $4.2 million, or 7.9%, to $57.6 million in the first nine months of 2025 from $53.4 million in the first nine months of 2024.  As a percentage of net sales, operating expenses increased to 14.1% in the first nine months of 2025 compared to 13.8% in the first nine months of 2024. The increase in operating expenses on a dollar basis was primarily attributable to increased variable operating expenses due to increased shipments.

Operating income in the third quarter of 2025 totaled $6.4 million, or 4.6% of net sales, compared to $4.9 million, or 3.9% of net sales, in the third quarter of 2024. Operating income in the first nine months of 2025 totaled $14.0 million, or 3.4% of net sales, compared to $16.7 million, or 4.3% of net sales, in the first nine months of 2024.

Carbon flat products

The following table presents selected operating results for our carbon flat products segment for the periods indicated (dollars are shown in thousands, except for per ton information):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2025		2024		2025		2024
		% of net		% of net		% of net		% of net
		sales		sales		sales		sales
Direct tons sold	189,475		198,079		622,924		630,018
Toll tons sold	6,125		6,132		20,397		22,958
Total tons sold	195,600		204,211		643,321		652,976

Net sales	$268,214	100.0	$264,849	100.0	$836,997	100.0	$873,579	100.0
Average selling price per ton	1,371		1,297		1,301		1,338
Cost of materials sold	202,670	75.6	208,093	78.6	627,621	75.0	687,704	78.7
Gross profit (a)	65,544	24.4	56,756	21.4	209,376	25.0	185,875	21.3
Operating expenses (b)	64,267	23.9	56,322	21.2	194,881	23.3	171,423	19.6
Operating income	$1,277	0.5	$434	0.2	$14,495	1.7	$14,452	1.7

(a) Gross profit is calculated as net sales less the cost of materials sold.

(b) Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Tons sold by our carbon flat products segment decreased eight thousand to 196 thousand in the third quarter of 2025 from 204 thousand in the third quarter of 2024. Tons sold by our carbon flat products segment decreased ten thousand to 643 thousand in the first nine months of 2025 from 653 thousand in the first nine months of 2024. We do not report tons sold for our end-use products.

Net sales in our carbon flat products segment increased $3.4 million, or 1.3%, to $268.2 million in the third quarter of 2025 from $264.9 million in the third quarter of 2024. Average selling prices in the third quarter of 2025 increased to $1,371 per ton, compared with $1,297 per ton in the third quarter of 2024. The increase in sales was attributable to a $74 increase in average selling prices per ton in the third quarter of 2025 compared to the third quarter of 2024, partially offset by an eight thousand ton decrease in tons sold.

Net sales in our carbon flat products segment decreased $36.6 million, or 4.2%, to $837.0 million in the first nine months of 2025 from $873.6 million in the first nine months of 2024. Average selling prices in the first nine months of 2025 decreased to $1,301 per ton, compared with $1,338 per ton in the first nine months of 2024. The decrease in sales was attributable to a $37 decrease in average selling prices per ton in the first nine months of 2025 compared to the first nine months of 2024 and a ten thousand ton decrease in tons sold.

Cost of materials sold decreased $5.4  million, or 2.6%, to $202.7 million in the third quarter of 2025 from $208.1 million in the third quarter of 2024. Cost of materials sold decreased $60.1 million, or 8.7%, to $627.6 million in the first nine months of 2025 from $687.7 million in the first nine months of 2024.

As a percentage of net sales, gross profit (as defined in footnote (a) in the table above) increased to 24.4% in the third quarter of 2025 compared to 21.4% in the third quarter of 2024. As a percentage of net sales, gross profit (as defined in footnote (a) in the table above) increased to 25.0% in the first nine months of 2025 compared to 21.3% in the first nine months of 2024. The increase in the gross profit as a percentage of net sales in the first nine months of 2025 when compared to the first nine months of 2024 was due to the inclusion of MetalWorks revenue but no corresponding tons sold and the average cost of inventory decreasing more than the average selling prices.

Operating expenses in the third quarter of 2025 increased $8.0 million, or 14.1%, to $64.3 million from $56.3 million in the third quarter of 2024. As a percentage of net sales, operating expenses increased to 24.0% in the third quarter of 2025 compared to 21.3% in the third quarter of 2024. The increase in operating expenses on a dollar basis was primarily attributable to the inclusion of MetalWorks operating expenses and higher year-over-year payroll and warehousing expenses in 2025.

Operating expenses in the first nine months of 2025 increased $23.5 million, or 13.7%, to $194.9 million from $171.4 million in the first nine months of 2024. As a percentage of net sales, operating expenses increased to 23.0% in the first six months of 2025 compared to 18.9 % in the first nine months of 2024. The increase in operating expenses on a dollar basis was primarily attributable to the inclusion of MetalWorks operating expenses and higher year-over-year payroll, distribution and warehousing expenses in 2025.

Operating income in the third quarter of 2025 totaled $1.3 million, or 0.5% of net sales, compared to operating income of $0.4 million, or 0.2% of net sales, in the third quarter of 2024. Operating income in the first nine months of 2025 totaled $14.5 million, or 1.7% of net sales, compared to operating income of $14.5  million, or 1.7% of net sales, in the first nine months of 2024.

Tubular and pipe products

The following table presents selected operating results for our tubular and pipe products segment for the periods indicated (dollars are shown in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2025		2024		2025		2024
		% of net		% of net		% of net		% of net
	$	sales	$	sales	$	sales	$	sales
Net sales	$81,571	100.0	$79,454	100.0	$237,968	100.0	$263,209	100.0
Cost of materials sold (a)	56,377	69.1	51,601	64.9	161,044	67.7	173,541	65.9
Gross profit (b)	25,194	30.9	27,853	35.1	76,924	32.3	89,668	34.1
Operating expenses (c)	21,207	26.0	21,377	26.9	64,927	27.3	69,068	26.3
Operating income	$3,987	4.9	$6,476	8.2	$11,997	5.0	$20,600	7.8

(a) Includes $139  and $899 of LIFO expense, respectively, for the three and nine months ended September 30, 2025. Includes $2,000 and $2,600 of LIFO income, respectively, for the three and nine months ended September 30, 2024.

(b) Gross profit is calculated as net sales less the cost of materials sold.

(c) Operating expenses are calculated as total costs and expenses less the cost of materials sold.

Net sales increased $2.1 million, or 2.7%, to $81.6 million in the third quarter of 2025 from $79.5 million in the third quarter of 2024.  The increase is a result of a 2.5% increase in average selling prices and a 0.2% increase in shipping volume during the third quarter of 2025 compared to the third quarter of 2024.

Net sales decreased $25.2 million, or 9.6%, to $238.0 million in the first nine months of 2025 from $263.2 million in the first nine months of 2024.  The decrease is a result of a 7.0% decrease in shipping volume and a 2.8% decrease in average selling prices during the first nine months of 2025 compared to the first nine months of 2024.

Cost of materials sold increased $4.8  million, or 9.3%, to $56.4 million in the third quarter of 2025 from $51.6 million in the third quarter of 2024. The increase in cost of materials sold was due to the increased material costs discussed above. Cost of materials sold decreased $12.5 million, or 7.2%, to $161.0 million in the first nine months of 2025 from $173.5 million in the first nine months of 2024. The decrease in cost of materials sold was due to the 7.0% decrease in shipping volume. We recorded $0.1 million and $0.9 million of LIFO expense, respectively, during the three and nine months ended September 30, 2025. We recorded $2.0 million and $2.6 million of LIFO income, respectively, during the three and nine months ended September 30, 2024.

As a percentage of net sales, gross profit (as defined in footnote (b) in the table above) decreased to 30.9% in the third quarter of 2025 compared to 35.1% in the third quarter of 2024.  As a percentage of net sales, the LIFO expense recorded in the third quarter of 2025 reduced gross profit by 0.2%. As a percentage of net sales, the LIFO income recorded in the third quarter of 2024 increased gross profit by 2.5%. The decrease in the gross profit as a percentage of net sales in the third quarter of 2025 when compared to the third quarter of 2024 was due to average cost of inventory increasing more than the average selling prices. As a percentage of net sales, gross profit (as defined in footnote (b) in the table above) decreased to 32.3% in the first nine months of 2025 compared to 34.1% in the first nine months of 2024.  As a percentage of net sales, the LIFO expense recorded in the first nine months of 2025 decreased gross profit by 0.4%. As a percentage of net sales, the LIFO income recorded in the first nine months of 2024 increased gross profit by 1.0%. The decrease in the gross profit as a percentage of net sales in the first nine months of 2025 when compared to the first nine months of 2024 was due to the average selling prices decreasing more than the average cost of inventory.

Operating expenses in the third quarter of 2025 decreased $0.2 million, or 0.8%, to $21.2 million from $21.4 million in the third quarter of 2024. Operating expenses decreased to 26.0% of net sales in the third quarter of 2025 compared to 26.9% in the third quarter of 2024. Operating expenses in the first nine months of 2025 decreased $4.1  million, or 6.0%, to $64.9 million from $69.1 million in the first nine months of 2024. Operating expenses increased to 27.3% of net sales in the first nine months of 2025 compared to 26.3% in the first nine months of 2024. The decrease in operating expenses on a dollar basis was primarily due to lower variable performance-based incentive compensation and lower operating expenses associated with lower shipments.

Operating income in the third quarter 2025 totaled $4.0 million, or 4.9% of net sales, compared to $6.5 million, or 8.2% of net sales, in the third quarter of 2024. Operating income in the first nine months 2025 totaled $12.0 million, or 5.0% of net sales, compared to $20.6 million, or 7.8% of net sales, in the first nine months of 2024.

Corporate expenses

Corporate expenses increased $0.4 million, or 10.0%, to $4.4 million in the third quarter of 2025 from $4.0 million in the third quarter of 2024. Corporate expense primarily increased due to higher year-over-year professional service fees. Corporate expenses increased $1.1 million, or 8.7%, to $14.0 million in the first nine months of 2025 from $12.9 million in the first nine months of 2024. Corporate expense primarily increased due to higher year-over-year payroll and professional service fees.

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

Operating Activities

For the nine months ended September 30, 2025, we generated $59.5 million of net cash from operations, of which $35.2 million was generated from operating activities and $24.3 million was generated from working capital. For the nine months ended September 30, 2024, we generated $19.1 million of net cash for operations, of which $44.8 million was generated from operating activities and $25.7 million was used for working capital requirements.

Net cash from operating activities totaled $35.2 million during the first nine months of 2025 and was mainly comprised of net income of $9.9 million, the non-cash depreciation and amortization addback of $25.0 million, and changes in other long-term liabilities of $9.2 million, partially offset by changes in other long-term assets of $9.8 million. Net cash from operating activities totaled $44.8 million during the first nine months of 2024 and was mainly comprised of net income of $19.1 million, the non-cash depreciation and amortization addback of $22.4 million and changes in other long-term liabilities of $6.6 million, partially offset by changes in other long-term assets of $5.0 million.

Working capital at September 30, 2025 totaled $417.8 million, a $30.2 million decrease from December 31, 2024. The decrease was primarily attributable to a $62.6 million increase in accounts payable and outstanding checks and a $6.7 million decrease in inventory, partially offset by a $43.5 million increase in accounts receivable and a $1.9 million increase in prepaid expenses and other.

Investing Activities

Net cash used for investing activities totaled $24.9 million during the nine months ended September 30, 2025 and $22.3 million during the nine months ended September 30, 2024 and consisted of capital expenditures attributable to additional processing and automation equipment at our existing facilities.

Financing Activities

During the first nine months of 2025, $39.0 million of cash was used for financing activities, which primarily consisted of $31.5 million of net repayments under our ABL Credit Facility, $5.4 million of dividends paid, $1.3 million of credit facility fees and expenses related to the amendment of the ABL Credit Facility and $0.8 million of principal payments under finance lease obligations. During the first nine months ended of 2024, $1.0 million was generated from financing activities, which primarily consisted of $7.1  million of net borrowings under our ABL Credit Facility partially offset by $5.0 million of dividends paid, $0.9 million of principal payments under finance lease obligations and $0.1 million of credit facility fees and expenses related to the amendment of the ABL Credit Facility.

Dividends paid were $5.4 million and $5.0 million for the nine months ended September 30, 2025 and September 30, 2024, respectively.  In October 2025, our Board of Directors approved a regular quarterly dividend of $0.16 per share, which will be paid on December 15, 2025 to shareholders of record as of December 1, 2025. Regular dividend distributions in the future are subject to the availability of cash, the $15.0 million annual limitation on cash dividends and common stock repurchases under our ABL Credit Facility and continuing determination by our Board of Directors that the payment of dividends remains in the best interest of our shareholders.

Stock Repurchase Program

In 2015, our Board of Directors authorized a stock repurchase program of up to 550,000 shares of our issued and outstanding common stock, which could include open market repurchases, negotiated block transactions, accelerated stock repurchases or open market solicitations for shares, all or some of which may be effected through Rule 10b5-1 plans. Repurchased shares will be held in our treasury, or canceled and retired as our Board of Directors may determine from time to time. Any repurchases of common stock are subject to the covenants contained in the ABL Credit Facility. Under the ABL Credit Facility, we may repurchase common stock and pay dividends up to $15.0 million in the aggregate during any trailing twelve months without restrictions. Purchases in excess of $15.0 million require us to (i) maintain availability in excess of 20% of the aggregate revolver commitments ($125.0 million at September 30, 2025) or (ii) to maintain availability equal to or greater than 15% of the aggregate revolver commitments ($93.8 million at September 30, 2025) and we must maintain a pro forma ratio of earnings before interest, taxes, depreciation and amortization, or EBITDA, minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00. The timing and amount of any repurchases under the stock repurchase program will depend upon several factors, including market and business conditions, and limitations under the ABL Credit Facility, and repurchases may be discontinued at any time. As of September 30, 2025, 360,212 shares remain authorized for repurchase under the program.

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

The ABL Credit Facility contains customary representations and warranties and certain covenants that limit our ability to, among other things: (i) incur or guarantee additional indebtedness; (ii) pay distributions on, redeem or repurchase capital stock or redeem or repurchase subordinated debt; (iii) make investments; (iv) sell assets; (v) enter into agreements that restrict distributions or other payments from restricted subsidiaries to us; (vi) incur liens securing indebtedness; (vii) consolidate, merge or transfer all or substantially all of their assets; and (viii) engage in transactions with affiliates. In addition, the ABL Credit Facility contains a financial covenant which requires if any commitments or obligations are outstanding and the our availability is less than the greater of $30 million or 10.0% of the aggregate amount of revolver commitments ($62.5 million at September 30, 2025) or 10.0% of the aggregate borrowing base ($55.7 million at September 30, 2025), then we must maintain a ratio of Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA) minus certain capital expenditures and cash taxes paid to fixed charges of at least 1.00 to 1.00 for the most recent twelve fiscal month period.

As of September 30, 2025, we were in compliance with our covenants and had approximately $312 million of availability under the ABL Credit Facility.

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

As of September 30, 2025 and December 31, 2024, $1.9 million and $1.1 million, respectively, of bank financing fees were included in “Prepaid expenses and other” and “Other long-term assets” on the accompanying Consolidated Balance Sheets. The financing fees are being amortized over the five-year term of the ABL Credit Facility and are included in “Interest and other expense on debt” on the accompanying Consolidated Statements of Comprehensive Income.

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

Approximately 43% and 48%, respectively, of our consolidated net sales during the first nine months of 2025 and 2024 were directly related to industrial machinery and equipment manufacturers and their fabricators.

Inflation generally affects us by increasing the cost of employee wages and benefits, transportation services, energy, borrowings under our credit facility, processing equipment, and purchased metals. General inflation, including increases in the price of metals and increased labor and distribution expense, did not materially affect our operations during the first nine months of 2025, and it has not had a material effect on our financial results during the last two years, but may have a significant impact in future years.

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

Item 4. Controls and Procedures

The evaluation required by Rule 13a-15(e) of the Securities Exchange Act of 1934, or the Exchange Act, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q has been carried out under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. These disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in reports that are filed with or submitted to the SEC is: (i) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2025, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during the third quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Items 1, 2, 3 and 4 of this Part II are either inapplicable or are answered in the negative and are omitted pursuant to the instructions to Part II.

Item 1A. Risk Factors

Please consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024. Other than the risk factors provided below relating to the Merger, there have been no material changes or additions to our risk factors discussed in such report that could materially affect the Company’s business, financial condition, or future results.

The consideration the Company’s shareholders will receive in the Merger is uncertain because the market price of Ryerson Common Stock will fluctuate.

Subject to the terms and conditions set forth in the Merger Agreement, upon consummation of the Merger, each share of the Company’s common stock issued and outstanding immediately prior to the effective time of the Merger will be canceled and converted into and thereafter represent the right to receive that number of validly issued, fully paid and non-assessable shares of Ryerson Common Stock equal to 1.7105, rounded down to the nearest whole share and, if applicable, the cash amount to be paid in lieu of fractional shares. The exchange ratio in the Merger is fixed, and there will be no adjustment to the consideration to be received by the Company’s shareholders in the Merger for changes in the market price of Ryerson Common Stock or the Company’s common stock prior to the completion of the Merger. The market value of Ryerson Common Stock may fluctuate prior to the closing of the Merger as a result of a variety of factors, including reactions from the financial markets to the Merger, general market and economic conditions, changes in Ryerson’s business, operations and prospects and regulatory considerations. Such factors are difficult to predict and in many cases may be beyond the Company’s control or Ryerson’s control. The actual value of the consideration to be received by the Company’s shareholders at the completion of the Merger will depend on the market value of Ryerson Common Stock at that time. This market value may differ, possibly materially, from the market value of the Company’s shares of common stock at the time the Merger Agreement was entered into or at any other time.

The Merger Agreement may be terminated in accordance with its terms and the Merger may not be completed.

The Merger Agreement contains a number of conditions that must be satisfied or waived in order to complete the Merger. Those conditions include, among others:

● the adoption of the Merger Agreement by (i) a majority of the Company’s shareholders and (ii) a majority of the stockholders of Ryerson;

● the Ryerson Common Stock issuable in connection with the Merger having been approved for listing on the New York Stock Exchange;

● the absence of any laws or orders in any jurisdiction in which Ryerson or the Company has material assets or material business operations prohibiting the consummation of the Merger;

● Ryerson’s registration statement on Form S-4 having become effective under the Securities Act of 1933 and the absence of any stop order or action or proceeding by or before the SEC seeking a stop order;

● the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976;

● subject to certain materiality exceptions set forth in the Merger Agreement, the accuracy of the respective representations and warranties of each of the Company and Ryerson under the Merger Agreement;

● the receipt by each of the Company and Ryerson from qualified counsel of a respective written opinion in connection with the consummation of the Merger based on the facts, representations, assumptions and exclusions set forth in such written opinion, to the effect that the Merger will qualify for the tax treatment intended by the Merger Agreement;

● the absence of a material adverse effect on the Company and Ryerson (as described in the Merger Agreement); and

● the performance or compliance by the Company and Ryerson with their respective covenants and agreements in all material respects or as otherwise specified in the Merger Agreement.

The conditions to the closing of the Merger may not be fulfilled in a timely manner or at all, and, accordingly, the Merger may be delayed or may not be completed. In addition, if the Merger is not completed by April 28, 2026 (subject to the Company’s and Ryerson’s ability to extend the date to July 28, 2026), either Ryerson or the Company may choose not to proceed with the Merger. The parties can mutually decide to terminate the Merger Agreement at any time. In addition, Ryerson could determine that it is unwilling or unable to close the Merger.

The price of the Company’s common stock, as well as the Company’s financial results, may be negatively impacted if the Merger is not completed.

If the Merger is not completed for any reason, the Company’s business and financial results may be adversely affected, including as follows:

● the Company may experience negative reactions from the financial markets, including negative impacts on the market price of its common stock;

● the manner in which customers, suppliers, business partners and other third parties perceive the Company may be negatively impacted, which in turn could affect the Company’s ability to compete for new business or maintain existing business in the marketplace more broadly;

● the Company may experience negative reactions from employees, which may adversely affect, among other things, productivity, employee turnover and occupational safety; and

● the Company has and will continue to expend significant time and resources that could otherwise have been spent on its existing businesses and the pursuit of other opportunities that could have been beneficial to the Company, and its ongoing business and financial results may be adversely affected.

In addition to the above risks, if the Merger Agreement is terminated and the Company’s Board of Directors seeks an alternative transaction, the Company’s shareholders cannot be certain that the Company will be able to find a party willing to engage in a transaction on more attractive terms than the Merger. If the Merger Agreement is terminated under specified circumstances, the Company also may be required to pay Ryerson a termination fee.

The Merger Agreement limits the Company’s ability to pursue alternatives to the Merger.

The Merger Agreement contains provisions that may discourage a third party from submitting an acquisition proposal to the Company that might result in greater value to the Company’s shareholders than the Merger, or may result in a potential competing acquirer proposing to pay a lower per share price to acquire the Company than it might otherwise have proposed to pay. These provisions include a general prohibition on the Company’s soliciting or, subject to certain exceptions relating to the exercise of fiduciary duties by the Company’s Board of Directors, entering into discussions with any third party regarding any acquisition proposal or offer for a competing transaction, and a termination fee that is payable to Ryerson if the Company terminates the Merger Agreement to accept a superior acquisition proposal.

While the Merger is pending, the Company may be exposed to a number of business uncertainties and related adverse effects on the Company’s business.

Uncertainty about the effect of the Merger on employees, suppliers and customers may have an adverse effect on the Company. These uncertainties may impair the Company’s relationships with collectively bargained employees and the Company’s ability to attract, retain and motivate key personnel until the Merger is completed, and could cause suppliers, customers, partners and others that deal with the Company to seek to change the Company’s existing business relationships. In addition, the Merger Agreement restricts the Company from entering into certain corporate transactions and taking other specified actions without the consent of Ryerson, and generally requires the Company to continue its operations in the ordinary course, until completion of the Merger. These restrictions may prevent the Company from pursuing attractive business opportunities that may arise prior to the completion of the Merger.

Merger-related costs may exceed the Company’s expectations.

The Company has incurred and will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the Merger Agreement, including, among others, fees paid to financial and legal advisors, employee retention costs, severance and benefit costs and filing fees. Many of these costs will be borne by the Company even if the Merger is not completed and could have an adverse effect on the Company’s financial condition and operating results.

In connection with the Merger, the Company may lose management personnel and other employees, which could adversely impact the Company’s future business and operations.

The Company is dependent on the experience and industry knowledge of its officers and other employees to execute the Company’s business plans. The Company’s success depends in part upon its ability to retain management personnel and other employees. The Company’s current and prospective employees may experience uncertainty about their roles within the combined company following the Merger, which may have an adverse effect on the Company’s ability to attract or retain management and other personnel while the Merger is pending.

The Company and its directors may be targets of securities class action and derivative lawsuits which could result in substantial costs and may delay or prevent the Merger from being completed.

Securities class action lawsuits and derivative lawsuits are often brought against public companies and their directors when companies enter into agreements for transactions similar to those contemplated by the Merger Agreement, and such lawsuits may be brought against the Company and its directors in connection with the Merger Agreement. Even if the lawsuits are without merit, these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on the Company’s liquidity and financial condition. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting completion of the Merger, then that injunction may delay or prevent the Merger from being completed, which may adversely affect the Company’s business, financial position and results of operations.

The Merger may be less accretive than expected, or may be dilutive, and the combined company may fail to realize all of the anticipated benefits of the proposed Merger.

The success of the proposed Merger will depend, in part, on the combined company’s ability to realize the anticipated benefits and cost savings from combining the Company’s and Ryerson’s businesses. The anticipated benefits and cost savings of the proposed Merger may not be realized fully or at all, may take longer to realize than expected, may require more non-recurring costs and expenditures to realize than expected or could have other adverse effects that the Company and Ryerson do not currently foresee. Some of the assumptions that the companies have made, such as with respect to anticipated operating synergies or the costs associated with realizing such synergies; significant long-term cash flow generation; and the benefits of the combined enterprise, may not be realized. The integration process may result in the loss of key employees, the disruption of ongoing businesses or inconsistencies in standards, controls, procedures and policies. There could also be potential unknown liabilities and unforeseen expenses associated with the Merger that were not discovered in the course of performing due diligence. Any of the foregoing factors could adversely affect the combined company’s business, financial position and results of operations.

Item 5. Other Information

Trading Arrangements

During the quarter ended September 30, 2025, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

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

101

The following materials from Olympic Steel’s Quarterly Report on Form 10-Q for the period ended September 30, 2025, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Statements of Cash Flows, (iv) the Supplemental Disclosures of Cash Flow Information, (v) the Consolidated Statements of Shareholders’ Equity, (vi) Notes to Unaudited Consolidated Financial Statements and (vii) document and entity information.

104	Cover Pager Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLYMPIC STEEL, INC. (Registrant)

Date: October 30, 2025	By:	/s/ Richard T. Marabito
Richard T. Marabito
Chief Executive Officer

	By:	/s/ Richard A. Manson
Richard A. Manson
Chief Financial Officer
(Principal Financial and Accounting Officer)